Form 10-Q
period 1996-03-31
ALLSTATE CORP
filed 1996-05-14
CIK 899051

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                      OR

           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 1-11840


                           THE ALLSTATE CORPORATION
            (Exact name of registrant as specified in its charter)

                             Delaware 36-3871531
        (State of Incorporation) (I.R.S. Employer Identification No.)

                  Allstate Plaza, Northbrook, Illinois 60062
             (Address of principal executive offices) (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 847/402-5000

 REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BYSECTION 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND
    (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                  YES /X/ NO


                  AS OF APRIL  30,  1996,  THE  REGISTRANT  HAD 446,223,256
            COMMON SHARES, $.01 PAR VALUE, OUTSTANDING.

                           THE ALLSTATE CORPORATION
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                MARCH 31, 1996




PART 1  - FINANCIAL INFORMATION                                    PAGE


Item 1.   Financial Statements.

          Condensed Consolidated Statements of Operations
          for the Three Months Ended March 31, 1996
          and 1995 (unaudited).                                       1

          Condensed Consolidated Statements of Financial
          Position as of March 31, 1996 (unaudited) and
          December 31, 1995.                                          2

          Condensed Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 1996
          and 1995 (unaudited).                                       3

          Notes to Condensed Consolidated Financial
          Statements (unaudited).                                     4

          Independent Certified Public Accountants'
          Review Report.                                              7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.              8


PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.                          21

                        PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                   THE ALLSTATE CORPORATION AND SUBSIDIARY

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                        -------------------------------
                                                                                            1996             1995
                                                                                        --------------   --------------
                                                                                                 (Unaudited)
 ($ in millions except per share data)
Revenues

    Property-liability insurance premiums earned                                                4,544            4,227
    Life insurance premium income and contract charges                                            308              394
    Net investment income                                                                         935              866
    Realized capital gains and losses                                                             116               86
                                                                                                ------           ------
                                                                                                5,903            5,573
                                                                                                ------           ------

Costs and expenses
    Property-liability insurance claims and claims expense                                      3,687            3,204
    Life insurance policy benefits                                                                550              640
    Amortization of deferred policy acquisition costs                                             564              505
    Operating costs and expenses                                                                  558              547
    Interest expense                                                                               23               15
                                                                                                ------           ------
                                                                                                5,382            4,911
                                                                                                ------           ------

Income from  operations before income tax
    expense and equity in net income
    of  unconsolidated subsidiary                                                                 521              662

Income tax expense                                                                                103              150
                                                                                                ------           ------

Income before equity in net income of
  unconsolidated subsidiary                                                                       418              512

Equity in net income of unconsolidated subsidiary                                                   6               30
                                                                                                ------           ------

Net income                                                                                        424              542
                                                                                                ======           ======

Net Income per share                                                                                0.94             1.21
                                                                                                ======           ======

Weighted average common and common
    equivalent shares outstanding                                                                 449.8            449.2
                                                                                                ======           ======

See  notes  to  condensed  consolidated  financial statements.

                   THE ALLSTATE CORPORATION AND SUBSIDIARY

               CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION




                                                                                                   March 31,      December 31,
($ in millions)                                                                                      1996             1995
                                                                                                  (Unaudited)
Assets
Investments

    Fixed income securities available for sale, at fair value
       (amortized  cost $42,326 and $41,907)                                                       44,029         45,272
    Equity securities, at fair value (cost $4,604 and $4,716)                                       6,165          6,150
    Mortgage loans                                                                                  3,268          3,280
    Real estate                                                                                       774            786
    Short-term                                                                                      1,261            548
    Other                                                                                             476            469
                                                                                                   ------         ------
       Total investments                                                                           55,973         56,505

Premium installment receivables, net                                                                2,940          2,935
Deferred policy acquisition costs                                                                   2,200          2,004
Reinsurance recoverables, net                                                                       1,818          1,829
Property and equipment, net                                                                           720            724
Accrued investment income                                                                             771            750
Deferred income taxes                                                                                 609            229
Cash                                                                                                   43             90
Other assets                                                                                        1,074          1,154
Separate Accounts                                                                                   4,251          3,809
                                                                                                   ------         ------
       Total assets                                                                                70,399         70,029
                                                                                                   ======         ======

Liabilities
Reserve for property-liability insurance
    claims and claims expense                                                                      18,001         17,687
Reserve for life insurance policy benefits                                                          5,865          6,071
Contractholder funds                                                                               19,384         19,146
Unearned premiums                                                                                   6,134          6,188
Claim payments outstanding                                                                            601            568
Other liabilities and accrued expenses                                                              2,604          2,663
Short-term debt                                                                                       112              0
Long-term debt                                                                                      1,228          1,228
Separate Accounts                                                                                   4,240          3,798
                                                                                                   ------         ------
       Total liabilities                                                                           58,169         57,349
                                                                                                   ------         ------

Commitments and Contingent Liabilities (Notes 2 and 4)

Shareholders' equity
Preferred stock, $1 par value, 25 million
    shares authorized, none issued                                                                      0              0
Common stock, $.01 par value, 1 billion shares
    authorized and 450 million issued, 446.7 million
    and 447.5 miilion shares outstanding.                                                               5              5
Additional capital paid-in                                                                          3,134          3,134
Unrealized net capital gains                                                                        1,888          2,636
Unrealized foreign currency translation adjustments                                                    20             20
Retained income                                                                                     7,590          7,261
Deferred ESOP expense                                                                                (300)          (300)
Treasury stock, at cost (3.2 million and 2.5 million shares)                                         (107)           (76)
                                                                                                   -------        -------
       Total shareholders' equity                                                                  12,230         12,680
                                                                                                   -------        -------
       Total liabilities and shareholders' equity                                                  70,399         70,029
                                                                                                   =======        =======


See   notes   to   condensed   consolidated financial statements.

                   THE ALLSTATE CORPORATION AND SUBSIDIARY


               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                              ------------------
($ in millions)                                                                               1996          1995
                                                                                             (Unaudited)
Cash flows from operating activities
      Net income                                                                                      424            542
      Adjustments to reconcile net income to
         net cash provided by operating activities
          Depreciation, amortization and other non-cash items                                          (8)             0
          Realized capital gains and losses                                                          (116)           (86)
          Interest credited to contractholder funds                                                   304            286
          Increase in policy benefit and other insurance reserves                                     233            117
          Change in unearned premiums                                                                 (54)            10
          Increase in deferred policy acquisition costs                                               (60)           (75)
          Increase in premium installment receivables, net                                             (5)          (261)
          Change in reinsurance recoverables, net                                                      11            (11)
          Change in deferred income taxes                                                              21            (44)
          Changes in other operating assets and liabilities                                           272            131
                                                                                                    ------          -----
             Net cash provided by operating activities                                              1,022            609
                                                                                                    ------          -----

Cash flows from investing activities
      Proceeds from sales
          Fixed income securities available for sale                                                2,265          1,278
          Fixed income securities held to maturity                                                      0              9
          Equity securities                                                                           807            768
      Investment collections
          Fixed income securities available for sale                                                  757            435
          Fixed income securities held to maturity                                                      0            201
          Mortgage loans                                                                               74             41
      Investment purchases
          Fixed income securities available for sale                                               (3,651)        (2,460)
          Fixed income securities held to maturity                                                      0           (122)
          Equity securities                                                                          (565)          (741)
          Mortgage loans                                                                              (66)           (65)
      Change in short-term investments, net                                                          (713)           230
      Change in other investments, net                                                                  4             27
      Purchases of property and equipment, net                                                        (32)           (31)
                                                                                                   -------        -------
          Net cash used in investing activities                                                    (1,120)          (430)
                                                                                                   -------        -------

Cash flows from financing activities
      Proceeds from issuance of short-term debt, net                                                  112              0
      Contractholder fund deposits                                                                    834            986
      Contractholder fund withdrawals                                                                (769)        (1,072)
      Dividends paid                                                                                  (95)           (88)
      Change in treasury stock, net                                                                   (31)            (8)
                                                                                                   -------        -------
          Net cash provided (used) by financing activities                                             51           (182)
                                                                                                   -------        -------

Net decrease in cash                                                                                  (47)            (3)
Cash at beginning of period                                                                            90             56
                                                                                                   --------       -------
Cash at end of period                                                                                  43             53
                                                                                                   ========       =======



See   notes   to   condensed    consolidated   financial statements.

                      THE ALLSTATE CORPORATION AND SUBSIDIARY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

 1. BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements include the accounts of The Allstate Corporation and its wholly owned subsidiary, Allstate Insurance Company ("AIC"), a property-liability insurance company with various property-liability and life insurance subsidiaries, including Allstate Life Insurance Company (collectively referred to as the "Company" or "Allstate").

    The condensed consolidated financial statements and notes as of March 31, 1996 and for the three-month periods ended March 31, 1996 and 1995 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Allstate Corporation Annual Report to Shareholders and Annual Report on Form 10-K for 1995. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.


2.  RESERVE FOR PROPERTY-LIABILITY INSURANCE CLAIMS AND CLAIMS EXPENSE

    The Company establishes reserves for claims and claims expense on reported and unreported claims of insured losses. These reserve estimates are based on known facts and interpretation of circumstances, including the Company's experience with similar cases and historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims, product mix, and uncollectible reinsurance balances, as well as other factors including court decisions, economic conditions and public attitudes.

    The establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain process. Allstate regularly updates its reserve estimates as new facts become known and further events occur which may impact the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reflected in the results of operations in the period such changes are determined to be needed.

    Catastrophes are an inherent risk of the property-liability insurance business which have contributed, and will continue to contribute, to material year-to-year fluctuations in the Company's results of operations and financial position. The level of catastrophe losses experienced in any year cannot be predicted and could be material to the results of operations and financial position. The Company has experienced two severe catastrophes in the last five years resulting in losses of $2.33 billion relating to Hurricane Andrew (net of reinsurance) and $1.72 billion relating to the Northridge earthquake. The Company is exposed to similar or greater catastrophes in the future.

    Reserves for environmental and asbestos claims are comprised of reserves for reported claims, incurred but not reported claims and related expenses. Establishing reserves for these types of losses is subject to uncertainties that are greater than those presented by other types of claims. Among the complications are the lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, and the extent and timing of any such contractual liability. Management believes these issues are not likely to be resolved in the near future.

    In 1986, the general liability policy form used by Allstate and others in the property-liability industry was amended to introduce an "absolute pollution exclusion," which excluded coverage for environmental damage claims and added an asbestos exclusion. Most general liability policies issued prior to 1986 contain annual aggregate limits for products liability coverage, and policies issued after 1986 also have an annual aggregate limit as to all coverages. Allstate's experience to date is that these policy form changes have effectively limited its exposure to environmental and asbestos claims risks assumed as well as primary commercial coverages written subsequent to 1986. Allstate's reserves, net of reinsurance recoverables of $640 million and $647 million, for environmental and asbestos claims were $1.04 million and $1.02 billion at March 31, 1996 and December 31, 1995, respectively.

    Management believes its reserves for environmental and asbestos coverage are appropriately established based on available facts, technology, laws and regulations. However, due to the inconsistencies of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties, the ultimate cost of these claims may vary materially from the amounts currently recorded, resulting in an increase in the loss reserves. Due to the uncertainties and factors described above, management believes it is not practicable to develop a meaningful range for any such additional reserves that may be required.

The Company is aware of developing databases which may be useful in estimating environmental liabilities. Allstate is evaluating whether this information could enhance its current analysis of these exposures.


3.  REINSURANCE

    Property-liability insurance premiums and life insurance premium income and contract charges are net of reinsurance ceded as follows:

                                                                          Three
                                                                       Months Ended
                                                                        March 31,
($ in millions)
                                                                         1996      1995

Property-liability premiums.......................................      $138        $125

Life insurance premium income and contract charges................        13          13


    Property-liability insurance claims and claims expense and life insurance policy benefits are net of reinsurance recoveries as follows:


                                                                          Three
                                                                       Months Ended
                                                                        March 31,
($ in millions)
                                                                         1996      1995

Property-liability premiums claims and claims expense.............       $96         $81

Life insurance policy benefits................................            18          13


4.  REGULATION AND LEGAL PROCEEDINGS

    The Company's insurance businesses are subject to the effects of a changing social, economic and regulatory environment. Public and regulatory initiatives have varied and have included efforts to restrict premium rates, restrict the Company's ability to cancel policies, impose underwriting standards and expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

    Various legal and regulatory actions are currently pending that involve Allstate and specific aspects of its conduct of business. In the opinion of management, the ultimate liability, if any, in one or more of these actions in excess of amounts currently reserved is not expected to have a material effect on results of operations, liquidity or capital resources.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders of The Allstate Corporation:


We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiary as of March 31, 1996, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of The Allstate Corporation and subsidiary as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended, not presented herein. In our report dated March 1, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.




Deloitte & Touche LLP

Chicago, Illinois
May 13, 1996

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1996 AND 1995

    The following discussion highlights significant factors influencing results of operations and changes in financial position of The Allstate Corporation (the "Company" or "Allstate"). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1 along with the discussion and analysis found under Part 2. Item 7 of The Allstate Corporation Annual Report on Form 10-K.


CONSOLIDATED OPERATIONS

    Consolidated revenues for the first quarter of 1996 increased 5.9% to $5.9 billion from $5.57 billion for the same period last year reflecting a $317 million increase in property-liability insurance premiums earned, an $86 million decrease in life insurance premium income and contract charges, a $69 million increase in net investment income, and a $30 million increase in net realized capital gains. The increase in insurance premiums earned for the three-month period reflects the growth in sales of the Company's core property-liability auto and homeowners products. Revenue results for the Company's primary insurance segments are discussed further in the following sections.

    Net income for the quarter was $424 million, or $.94 per share, compared with $542 million, or $1.21 per share, for the first quarter of 1995. Profits from increased property-liability revenues and improved life operating income were offset by higher losses caused by the severe winter weather experienced during the first quarter of 1996 as compared to the relatively mild weather during the first quarter of 1995.

PROPERTY-LIABILITY OPERATIONS

OVERVIEW

    The Company's property-liability operations includes personal property and casualty ("PP&C"), commercial property and casualty and reinsurance ("Business Insurance"), and discontinued lines and coverages, consisting of excess and surplus lines, environmental and asbestos losses from reinsurance assumed, and the run-off of the mortgage pool business, no longer written by Allstate ("Discontinued Lines and Coverages").

    Underwriting results for each of the property-liability segments are discussed separately beginning on page 12.

    The following table sets forth certain unaudited summarized financial data and key operating ratios for the Company's property-liability operations for the three-month periods ended March 31, 1996 and 1995.

                                                                     Three Months Ended
                                                                          March 31,
($ in millions)                                                      1996            1995
                                                                     ----            ----

Premiums written............................................         $4,493          $4,241
                                                                      =====           =====

Premiums earned.............................................         $4,544          $4,227
Claims and claims expense...................................          3,687           3,204
Other costs and expenses....................................          1,006             943
                                                                      -----           -----
Underwriting (loss) income .................................           (149)             80
Net investment income ......................................            427             379
Realized capital gains and losses, after-tax................             76              44
Income tax expense on operations............................             19              80
                                                                      -----           -----
Income before equity in net income of
  unconsolidated subsidiary.................................            335             423
Equity in net income of unconsolidated subsidiary...........              6              30
                                                                      -----           -----
Net income..................................................         $  341          $  453
                                                                      =====           =====

Catastrophe losses..........................................         $  232          $  171
                                                                      =====           =====

Operating ratios............................................
  Claims and claims expense ("loss") ratio..................          81.2            75.8
  Expense ratio.............................................          22.1            22.3
                                                                     -----           -----
  Combined ratio............................................         103.3            98.1
                                                                     =====           =====
  Effect of catastrophe losses on combined ratio............           5.1             4.0
                                                                     =====           =====

NET INVESTMENT INCOME AND REALIZED CAPITAL GAINS

    Pretax net investment income increased 12.7% for the first quarter of 1996 compared to the same period in 1995. The increase was due to growth in investment balances, principally from proceeds received from the PMI Group and Sears Distribution transactions in the second quarter of 1995, and positive cash flows from operations.

    Realized capital gains and losses after-tax increased 72.7% for the first quarter of 1996, compared to the same period of 1995, due to increased sales of equity securities as the Company took advantage of favorable market conditions. Fluctuations in realized capital gains and losses are largely a function of timing of sales decisions reflecting management's view of individual securities and overall market conditions.

    The Company has been assessing the interest rate and market rate risk associated with its property-liability fixed income and equity securities portfolios. As a result, the Company has decided to reduce over time, subject to market conditions, its investment in equity securities. As a result of repositioning the portfolio, the Company expects to recognize capital gains starting in the second quarter of 1996 (see "Investments").


CATASTROPHE LOSSES

    Catastrophes are an inherent risk of the property-liability insurance business which have contributed, and will continue to contribute, to material year-to-year fluctuations in Allstate's results of operations and financial position. The level of catastrophe losses experienced in any year cannot be predicted and could be material to the Company's results of operations and financial position. The Company has experienced two severe catastrophes in the last five years which resulted in losses of $2.33 billion related to Hurricane Andrew (net of reinsurance) and $1.72 billion related to the Northridge earthquake. The Company is exposed to similar or greater catastrophes in the future.

    Catastrophe losses for the first quarter of 1996 were $232 million compared to $171 million for the same period of 1995. The increase is primarily due to losses caused by snow and ice storms experienced in the eastern portion of the United States during the first quarter of 1996.

    The establishment of appropriate reserves for catastrophes that have occurred, as for all property-liability claims, is an inherently uncertain process. Catastrophe reserve estimates are regularly reviewed and updated, using the most current information. Any resulting adjustments, which may be material, are reflected in current year operations.

CATASTROPHE MANAGEMENT

    Allstate has initiated strategies to limit, over time, its insurance exposures in certain regions prone to catastrophe occurrences, subject to the requirements of insurance laws and regulations and as limited by competitive considerations. These strategies include a reduction of policies in force, requests for rate increases and the introduction of certain limitations on policy coverages. For example, in Florida, Allstate has declined to renew some policies for property coverages and has requested and received selective rate increases. In California, Allstate has placed limitations on policy coverages and received selective rate increases. In addition, Allstate began issuing a revised earthquake policy ("mini-policy")in California on May 1, 1996. The mini-policy increases deductibles on dwelling coverage, limits contents and living expense coverage, and eliminates coverage for most non-dwelling structures. The issuance of the mini-policy, upon renewal of existing earthquake policies, will reduce Allstate's earthquake exposure in the state of California.

    Allstate has no reinsurance in place to lower its exposure to catastrophe losses on personal lines business at this time. However, Allstate continues to evaluate the reinsurance market for appropriate coverage at acceptable rates, the financial markets, and other business strategies to lower its exposure to catastrophic losses.

    Proposed legislation has been introduced in the California legislature to create the California Earthquake Authority (the "CEA"), an entity which if approved, would assume earthquake exposure from member companies upon renewal of their earthquake policies, beginning no later than January 1997, and pay for losses through assessment of participating insurers, reinsurance and from funding provided by the capital markets. The amount of Allstate's initial assessment to fund the CEA is expected to be approximately $150 million. Allstate would be obligated to pay an additional assessment, not expected to exceed $750 million, in the event that the initial capitalization and retained earnings of the CEA are exhausted by claim payments. The Internal Revenue Service recently withdrew a favorable ruling concerning the tax exempt status of the fund to be provided under the CEA legislation, and several reinsurers have withdrawn commitments to support the funding. Consequently, the Company is unable to predict the extent to which the CEA, if enacted, will reduce the Company's exposure to losses from earthquakes in California.

    Recent legislation in Florida has extended the moratorium on property insurance nonrenewals to June 1999. However, the legislation also provides methods for insurers to manage their catastrophe exposure, including permission to transfer certain coverages to another insurer, to increase deductibles and reduce coverages in certain cases and, to transfer windstorm coverage under certain circumstances to the Florida Windstorm Underwriting Association.

    While management believes that these actions have reduced or will reduce the Company's exposure to catastrophes in certain geographic regions, the extent of future reductions is uncertain.

UNDERWRITING RESULTS

    PP&C - Underwriting results and key operating ratios for the Company's personal property and casualty insurance segment for the three-month periods ended March 31, 1996 and 1995 are summarized in the following table.

                                                                    Three Months Ended
                                                                        March 31,

($ in millions)                                                      1996          1995
                                                                     ----          ----

Premiums written............................................       $ 4,163       $ 3,900
                                                                    ======        ======

Premiums earned.............................................       $ 4,190       $ 3,889
Claims and claims expense...................................         3,354         2,889
Other costs and expenses....................................           894           841
                                                                    ------        ------
Underwriting (loss) income .................................       $   (58)      $   159
                                                                    =======       ======

Catastrophe losses..........................................       $   222       $   166
                                                                    ======        ======

Operating ratios............................................
  Claims and claims expense ("loss") ratio..................            80.1          74.3
  Expense ratio.............................................            21.3          21.6
                                                                    --------      --------
  Combined ratio............................................           101.4          95.9
                                                                    ========      ========
  Effect of catastrophe losses on combined ratio............             5.3           4.3
                                                                         ===           ===

    PP&C primarily sells private-passenger auto and homeowners insurance to individuals. The Company separates the voluntary personal auto insurance business into two categories according to insurance risks: the standard market and the non-standard market. The standard market consists of drivers who are perceived to have low to average risk of loss expectancy. The non-standard market consists of drivers who have higher-than-average risk profiles due to their driving records or the types of cars they own. These policies are written at rates higher than standard auto rates.

    PP&C premiums written increased 6.7% for the three-month period ended March 31, 1996, over the comparable period in 1995. Standard auto premiums written increased 2.2% to $2.58 billion in the first quarter of 1996, from $2.53 billion for the same three-month period in 1995. The increase in standard auto premiums written was due to increases in both average premium and policies in force (unit sales). Average premium increases were primarily attributable to a shift to newer and more expensive autos and, to a lesser extent, rate increases. The growth in policies in force was due to increases in new and renewal business and, was generally achieved in markets that management believes will be profitable, partially offset by a decline in premiums written in some of those markets that management believes do not provide appropriate returns.

    Non-standard auto premiums written increased 30.5% to $642 million in the first quarter of 1996, from $492 million for the same period in 1995. The increase is driven by an increase in policies in force and, to a lesser extent, average premium. The increase in policies in force is due to increases in both new and renewal business.

    Homeowners premiums written for the first quarter were $647 million, an increase of 10.2% over 1995 premiums of $587 million. The increase is attributable to a higher average premium and a small increase in policies in force. The higher average premiums are primarily due to rate increases in catastrophe exposure areas, principally California and Florida, and the effect of policy provisions which adjust for inflation. Growth in policies in force, which is primarily occurring in areas targeted for growth, is partially offset by policy reductions in certain catastrophe exposure areas.

    For the first quarter of 1996, PP&C had an underwriting loss of $58 million versus underwriting income of $159 million for the first quarter of 1995. The underwriting loss was primarily due to higher catastrophe and other losses related to severe weather. These more than offset growth in premiums and a lower expense ratio. The increase in weather related losses caused an increase in auto and homeowners claim frequency (rate of claim occurrence). Auto injury and physical damage claim severities increased over prior year, driven by moderate inflationary pressure. Both trended favorably as compared to relevant medical cost and repair cost indexes.

    BUSINESS INSURANCE - Business Insurance writes selected commercial property and casualty insurance primarily for small- to medium-sized businesses, including auto, property, general liability, package policies combining property and general liability coverages, and workers' compensation insurance. Business Insurance also reinsures primarily smaller regional insurers who focus on property and casualty coverages and who have underwriting standards considered prudent by Allstate. This business is written through Allstate agents, independent agents appointed by Northbrook Property and Casualty Insurance Company and brokers appointed by Allstate Reinsurance.

Underwriting results and key operating ratios for the Company's business insurance segment for the three-month periods ended March 31, 1996 and 1995 are summarized in the following table.

                                                                        Three Months Ended
                                                                             March 31,

($ in millions)                                                             1996       1995
                                                                            ----       ----

Premiums written....................................................       $330       $348
                                                                            ===        ===

Premiums earned.....................................................       $354       $344
Claims and claims expense...........................................        286        273
Other costs and expenses............................................        110        104
                                                                            ---        ---
Underwriting(loss)..................................................       $(42)      $(33)
                                                                            ====       ====

Catastrophe losses..................................................       $ 10       $  5
                                                                            ===        ===

Operating ratios....................................................
  Claims and claims expense ("loss") ratio..........................         80.8       79.2
  Expense ratio.....................................................         31.1       30.4
                                                                            -----      -----
  Combined ratio....................................................        111.9      109.6
                                                                            =====      =====
  Effect of catastrophe losses on combined ratio....................          2.8        1.5
                                                                              ===        ===

    Premiums written decreased 5.2% from the same period last year as a small increase in commercial auto premiums written was more than offset by a 15% decrease in reinsurance premiums. The decrease in reinsurance premiums written was primarily caused by competitive pressures.

    The combined ratio of 111.9 was 2.3 points higher than the same period last year driven by both loss ratio and expense ratio increases. The increase in the loss ratio was primarily due to the impact of the severe winter weather on both catastrophe losses and, to a lesser extent, commercial auto lines' loss experience. The increase in the expense ratio is primarily due to an increase in expenses in the reinsurance business.

    On April 17, 1996 Allstate announced it is conducting a strategic review of two of its Business Insurance operations; Northbrook Property and Casualty
Insurance Company, which writes business through independent agents, and Allstate Reinsurance, which writes business through appointed brokers. The main objective of the review is to define the role and future contribution of these operations to Allstate's long-term strategic focus on its core strengths in the personal lines property-casualty and life insurance businesses. Management is considering several strategic options including, but not limited to, continuing to implement the long-term moderate growth and profitability strategies of each business and seeking qualified buyers. The review is expected to be completed by mid-year 1996.

    DISCONTINUED LINES AND COVERAGES - Discontinued lines and coverages consist of excess and surplus insurance lines (including environmental and asbestos losses) which Allstate stopped writing in 1985, environmental and asbestos losses from reinsurance assumed, which management believes were generally excluded from the primary insurer's policy coverage beginning in 1986 and the run-off losses from the mortgage pool business.

Underwriting results for the Company's discontinued lines and coverages segment for the three-month periods ended March 31, 1996 and 1995 are summarized in the following table.

                                                                          Three Months Ended
                                                                               March 31,

($ in millions)                                                               1996      1995
                                                                              ----      ----
Underwriting  loss from excess and surplus insurance lines and environmental and asbestos losses from reinsurance

assumed........................................                               $(49)    $(36)

Underwriting loss from mortgage pool business..                                  0      (10)
                                                                               ---      ----
   Total underwriting loss                                                    $(49)    $(46)
                                                                               ====     ====

    The underwriting losses from excess and surplus insurance lines and environmental and asbestos losses from reinsurance assumed were due primarily to additional claims being reported and continued reevaluation and adjustment of the estimated ultimate cost of settling these claims.

    The Company is aware of developing databases which may be useful in estimating environmental liabilities. Allstate is evaluating whether this information could enhance its current analysis of these exposures.

    In the second quarter of 1995, in keeping with Allstate's decision to exit the mortgage guaranty insurance business, the Company established an after-tax provision of $80 million for future losses on the run-off of the mortgage pool business. As a result, losses from the mortgage pool business have not impacted underwriting results since the first quarter of 1995 and are not expected to materially impact future operating results. However, this business, which is highly concentrated in southern California, could be impacted by economic recessions, falling housing values, rising unemployment rates, interest rate volatility or a combination of such factors.

LIFE OPERATIONS

Allstate Life markets a broad line of life insurance, annuity and group pension products through a combination of Allstate agents, banks and other financial institutions, independent brokers and direct response marketing.

The  following  table  sets  forth  certain  summarized  financial  data for the
Company's  life  insurance   operations  and  invested  assets  at  or  for  the
three-month periods ended March 31, 1996 and 1995.

                                                                    Three Months Ended
                                                                         March 31,

 ($ in millions)                                                      1996        1995
                                                                      ----        ----
Statutory premiums and deposits...............................       $ 1,313    $ 1,290
                                                                      ======     ======

Invested assets (1)...........................................       $25,863    $24,186
Separate Account assets (1)...................................         4,251      2,938
                                                                      ------      -----
Invested assets including Separate Account assets.............       $30,114    $27,124
                                                                      ======     ======

Premium income and contract charges...........................       $   308    $   394
Net investment income .......................... .............           507        487
Policy benefits and expenses..................................           672        748
                                                                      ------     ------
Income from operations........................................           143        133
Income tax expense on operations..............................            49         46
                                                                      --------   ------
Net operating income..........................................            94         87
Realized capital gains and losses, after-tax...                            0         12
                                                                      ------     ------
Net income....................................................       $    94    $    99
                                                                      ======     ======

(1) Fixed income securities are included in invested assets in the table above at amortized cost and are carried at fair market value in the statement of financial position. Separate Accounts are included at fair value in both the table above and the statement of financial position.

    Life insurance statutory premiums and deposits increased 1.8% in the first quarter of 1996 compared with the same period last year. Higher sales of pension and life products were offset by lower sales of individual annuities.

    Premium income and contract charges under generally accepted accounting principles ("GAAP") decreased 21.8%, as higher contract charges were more than offset by lower sales of structured settlement annuities with life contingencies. Under GAAP, revenues will vary with the mix of products sold during the period because they exclude deposits on most annuities and premiums on universal life insurance policies.

    Pretax net investment income increased by 4.1% in the first quarter of 1996 from the comparable 1995 period primarily due to the $1.68 billion increase in invested assets. The overall portfolio yield declined slightly, as proceeds from calls and maturities as well as new premiums and deposits were reinvested in securities yielding less than the average portfolio rate.

    Net operating income increased 8% during the first quarter of 1996 compared with the prior year, primarily due to higher mortality margins and growth in assets, partially offset by higher operating expenses. First quarter 1995 operating expenses reflected a one-time, after-tax benefit of $10 million related to a reduced rate of amortization of deferred policy acquisition costs, due to favorable universal life insurance persistency.

    First quarter of 1996 realized capital gains, primarily from the sale of equity securities, were completely offset by writedowns of fixed income and equity securities. Net realized after-tax capital gains for the same period of 1995 were $12 million.


LIQUIDITY AND CAPITAL RESOURCES

    Shareholders' equity decreased $450 million to $12.23 billion at March 31, 1996 versus $12.68 billion at December 31, 1995. The decrease is primarily due to a decrease of $748 million in unrealized net capital gains (see
"Investments"), which more than offset net income for the period of $424 million. The decrease in unrealized net capital gains is primarily due to the effect of rising interest rates on the value of the fixed income portfolio.

    The Company maintains a line of credit of $1.5 billion as a source of potential funds to meet short-term liquidity requirements. During the three months ended March 31, 1996, there were no borrowings under this line of credit.

    In early 1996 the Company launched a commercial paper program. The majority of the proceeds from the issuance of the commercial paper has been used by the insurance operations for general operating purposes. As of March 31, 1996, the Company had outstanding commercial paper borrowings of $112 million. Total borrowings under the combined commercial paper program and line of credit are limited to $1.5 billion.

    During the first quarter of 1996, the Company purchased shares of its common stock, for its treasury, at an average cost per share of $41.62, to provide for the future exercise of employee stock options. At March 31, 1996, the Company held 3,228,837 shares of treasury stock with an average cost per share of $33.10.

    Surrenders and withdrawals for the life operations were $386 million for the first three months of 1996 compared with $629 million in 1995. The decrease is attributable to management actions taken in 1995 to slow the surrender rate, which included raising renewal crediting rates.

    Cash from operating activities increased $413 million from the prior year first quarter, due to increases in cash collected from underwriting activities and investment income. Cash at the end of the period decreased as cash from operations and financing activities were invested primarily, in fixed income securities and short term investments.

INVESTMENTS

    Total investments decreased to $55.97 billion at March 31, 1996 from $56.51 billion at December 31, 1995. Property-liability investments decreased $52 million to $29.16 billion at March 31, 1996 from $29.21 billion at December 31, 1995. Life investments at March 31, 1996, decreased $496 million to $26.76 billion from $27.26 billion at December 31, 1995. The decrease in investments was primarily attributable to a decrease of $756 million and $906 million in the unrealized gain on the fixed income securities portfolio for property-liability and life, respectively. These decreases were due to the effect of rising interest rates which offset increases in amounts invested from positive cash flows generated from operations, and an increase in the unrealized gains of the equity securities portfolio.

    The composition of the investment portfolio at March 31, 1996, at financial statement carrying values, is presented in the table below.

                                            Property-Liability            Life                Total

        Fixed income securities (1)          $22,594      77.5%      $21,435    80.2%     $44,029     78.6%
        Equity securities                      5,423      18.6           742     2.8        6,165     11.0
        Mortgage loans                            59        .2         3,209    12.0        3,268      5.8
        Real estate                              435       1.5           339     1.3          774      1.4
        Short-term                               630       2.1           576     2.1        1,261      2.3
        Other                                     17        .1           459     1.6          476       .9
                                              ------     -----        ------   -----       ------     ----
           Total                             $29,158     100.0%      $26,760   100.0%     $55,973    100.0%
                                              ======     =====        ======   =====       ======    =====

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $21.79 billion and $20.54 billion for property-liability and life operations, respectively.

    Over 94% of the fixed income securities portfolio is rated "investment grade", which is defined by the Company as a security having an NAIC rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

    The Company uses derivative financial instruments to reduce its exposure to market and interest rate risk on its invested assets, as well as to improve asset/liability management. The Company does not hold or issue these instruments for trading purposes. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. However, such nonperformance is not expected because the Company utilizes highly rated counterparties, established risk control limits, and maintains ongoing monitoring procedures. Beginning in the first quarter of 1996, the Company increased its use of interest rate cap agreements to hedge the interest rate risk associated with certain single premium deferred annuity products. There have been no significant changes in the risk profile of the Company's derivative portfolio since December 31, 1995.

    The Company has been assessing the interest rate and market risk associated with its property-liability fixed income and equity securities portfolios. As a result, the Company has decided to reduce over time, subject to market conditions, its investment in equity securities. As a result of repositioning the portfolio, the Company expects to recognize capital gains beginning in the second quarter of 1996. The proceeds from the sales, combined with positive cash flow from operations will be invested in shorter duration fixed income securities.


FIXED INCOME SECURITIES

    Allstate monitors the quality of its fixed income portfolio, in part, by categorizing certain investments as problem, restructured or potential problem. Problem fixed income securities are securities in default with respect to principal and/or interest and/or securities issued by companies that went into bankruptcy subsequent to acquisition of the security. Restructured fixed income securities have modified terms and conditions that were not at current market rates or terms at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, management has serious doubts regarding the borrower's ability to pay future interest and principal which causes management to believe these securities may be classified as problem or restructured in the future.

    The following table summarizes problem, restructured and potential problem fixed income securities at March 31, 1996 and December 31, 1995.

                                                                March 31,     December 31,

 ($ in millions)                                                  1996          1995
                                                                  ----          ----

Problem.......................................................      $103            $126
Restructured .................................................         8               6
Potential problem ............................................       133             149
                                                                     ---             ---
  Total net carrying value....................................      $244            $281
                                                                    ====            ====



    COMMERCIAL MORTGAGE LOANS

    Allstate monitors the quality of its mortgage loans by categorizing certain loans as problem, restructured or potential problem. Problem commercial mortgage loans are loans that are in foreclosure, loans for which a principal or interest payment is over 60 days past due, or are current with respect to interest payments, but considered in-substance foreclosed. Restructured commercial mortgage loans have modified terms and conditions that were not at current market rates or terms at the time of the restructuring. Potential problem commercial mortgage loans are current with respect to interest payments, or less than 60 days delinquent as to contractual principal and/or interest payments, but because of other facts and circumstances, management has serious doubts regarding the borrower's ability to pay future interest and principal which causes management to believe these loans may be classified as problem or restructured in the future.

    The  following  table   summarizes  the  net  carrying  values  of  problem,
restructured and potential problem commercial mortgage loans at March 31, 1996 and December 31, 1995.

                                                                March 31,     December 31,

 ($ in millions)                                                  1996          1995
                                                                  ----          ----

Problem.......................................................      $125            $104
Restructured .................................................       137             143
Potential problem ............................................       115             147
                                                                     ---             ---
  Total net carrying value....................................      $377            $394
                                                                     ===             ===

Valuation allowances..........................................      $ 76            $ 75
                                                                     ===             ===
Valuation allowances as a percent of gross carrying value (1).
                                                                      16.7%           16.0%

(1) Calculated as total valuation allowances divided by the gross carrying value, which is the total net carrying value plus the valuation allowances.

    The net carrying value of problem, restructured and potential problem loans decreased during the three-month period, due to foreclosures as well as improvements in circumstances surrounding certain loans. Problem loans experienced a net increase during the first three months due to loans moving from potential problem and restructured to problem.

    The carrying value of impaired loans as of March 31, 1996, and December 31, 1995 was $200 million and $193 million, respectively.

    In the three months ended March 31, 1996, $140 million of commercial mortgage loans were contractually due. Of these, 17.1% were paid as due, 54.5% were refinanced at prevailing market terms, and 28.4% are currently in the process of refinancing or restructuring discussions.


PENDING ACCOUNTING STANDARDS

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" which encourages entities to adopt a fair value based method of accounting for compensation cost of employee stock compensation plans. The statement allows an entity to continue the application of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", however, pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined by this statement had been applied, are required. The disclosure requirements of this statement will be adopted in December 1996 and are expected to be immaterial. Results of operations and financial position will not be affected by the adoption of this statement.

PART II.  Other Information




Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

      An Exhibit Index has been filed as part of this Report on Page E-1.

      (b) Report on Form 8-K.

      None

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 The Allstate Corporation
                                                 (Registrant)



            May 13, 1996                         By /s/Samuel H. Pilch

                                                 Samuel H. Pilch
                                                 Controller


                                                (Principal Accounting Officer
                                      and duly authorized Officer of Registrant)

                                EXHIBIT INDEX
                           THE ALLSTATE CORPORATION
                         QUARTER ENDED MARCH 31, 1996



                                                              Sequentially
Exhibit No.                   Description                     Numbered Page

    4 Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiary.

   10 The Allstate Corporation Equity Incentive Plan for Non-Employee Directors. Incorporated by reference to Appendix A to the Company's Proxy
            Statement dated March 30, 1996.

   11 Computation of earnings per common share for The Allstate Corporation and consolidated subsidiary.

   15       Acknowledgment of awareness from Deloitte &
            Touche LLP, dated May 13, 1996, concerning unaudited interim financial information.

   27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
            Commission for information only and not filed.

                                                           Exhibit 11


                   THE ALLSTATE CORPORATION AND SUBSIDIARY
                   COMPUTATION OF EARNINGS PER COMMON SHARE



($ in millions, except for per share data)                                            Three Months Ended March 31,
                                                                                 ----------------------------------------

                                                                                       1996                  1995
                                                                                       ----                  ----


Net Income                                                                                       $424             $542
                                                                                                 ====             ====

Primary earnings per common share computation:

       Weighted average number of common shares                                                   447.2            449.2
       Assumed exercise of dilutive stock options                                                   2.6              0
                                                                                                  -----            -----
          Adjusted weighted number of common shares outstanding                                   449.8            449.2
                                                                                                  ===              ===

              Primary net income per share                                                         $0.94            $1.21
                                                                                                  ===               ===

Fully diluted earnings per common share computation:

       Weighted average number of common shares                                                   447.2            449.2
       Assumed exercise of dilutive stock options                                                   2.6              0.3
                                                                                                 -----             ----
          Adjusted weighted number of common shares outstanding                                   449.8            449.5
                                                                                                  ===              ===
              Fully diluted net income per share                                                   $0.94            $1.21
                                                                                                 ====             ====



                                                           EXHIBIT 15







To the Board of Directors and Shareholders of The Allstate Corporation:


We have reviewed, in accordance with standards established by the American Institute of Certified Public Accountants, the unaudited interim financial information of The Allstate Corporation and subsidiary for the quarters ended March 31, 1996 and 1995, as indicated in our report dated May 13, 1996; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated by reference in Registration Statement Nos. 33-60420, 33-69568 and 33-88540 on Form S-3 and Registration Statement Nos. 33-77928, 33-93758, 33-93760, 33-93762,
33-99132, 33-99136 and 33-99138 on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



Deloitte & Touche LLP

Chicago, Illinois
May 13, 1996