Form 10-Q
period 1996-06-30
ALLSTATE CORP
filed 1996-08-14
CIK 899051

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                     ---------------------

                            FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED June 30, 1996

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

      REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                         YES /X/     NO


      AS OF JULY 31, 1996, THE REGISTRANT HAD 444,836,536 COMMON SHARES, $.01 PAR VALUE, OUTSTANDING.

                           THE ALLSTATE CORPORATION
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                              JUNE 30, 1996

PART 1  -  FINANCIAL INFORMATION                                                                          PAGE


Item 1.    Financial Statements.

           Condensed Consolidated Statements of Operations
           for the Three- and Six-Months Ended June 30, 1996
           and 1995 (unaudited).                                                                            1


           Condensed Consolidated Statements of Financial
           Position as of June 30, 1996 (unaudited)
           and December 31, 1995.                                                                           2

           Condensed Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 1996
           and 1995 (unaudited).                                                                            3

           Notes to Condensed Consolidated Financial
           Statements (unaudited).                                                                          4

           Independent Certified Public Accountants'
           Review Report.                                                                                   7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.                                                   8


PART II -  OTHER INFORMATION


Item 4.           Submission of Matters to a Vote of Security Holders.                                     22

Item 6.           Exhibits and Reports of Form 8-K.                                                        23



                                  PART I. FINANCIAL INFORMATION

                                  ITEM 1. FINANCIAL STATEMENTS

                             THE ALLSTATE CORPORATION AND SUBSIDIARY

                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                            Three Months Ended         Six Months Ended
                                                                                June 30,                   June 30,
                                                                         -----------------------    -----------------------
                                                                           1996         1995          1996         1995
                                                                         ----------   ----------    ---------    ----------
                                                                                             (Unaudited)
 ($ in millions except per share data)

REVENUES
     Property-liability insurance premiums earned                      $ 4,650      $ 4,332      $  9,194      $ 8,559
     Life insurance premium income and contract charges                    304          327           612          721
     Net investment income                                                 949          912         1,884        1,778
     Realized capital gains                                                421          101           537          187
                                                                         ----------   ----------    ---------    ----------
                                                                         6,324        5,672        12,227       11,245
                                                                         ----------   ----------    ---------    ----------

COSTS AND EXPENSES
     Property-liability insurance claims and claims expense              3,529        3,449         7,216        6,653
     Life insurance policy benefits                                        557          581         1,107        1,221
     Amortization of deferred policy acquisition costs                     573          505         1,137        1,010
     Operating costs and expenses                                          601          604         1,159        1,151
     Interest expense                                                       22           21            45           36
                                                                         ----------   ----------    ---------    ----------
                                                                         5,282        5,160        10,664       10,071
                                                                         ----------   ----------    ---------    ----------

GAIN ON SALE OF SUBSIDIARY'S STOCK                                           -          159                -       159

INCOME FROM OPERATIONS BEFORE INCOME TAX
     EXPENSE AND EQUITY IN NET INCOME
     OF UNCONSOLIDATED SUBSIDIARY                                         1,042         671         1,563        1,333

INCOME TAX EXPENSE                                                          286         165           389          315
                                                                         ----------   ----------    ---------    ----------

INCOME BEFORE EQUITY IN NET INCOME OF
  UNCONSOLIDATED SUBSIDIARY                                                 756         506         1,174        1,018

EQUITY IN NET INCOME OF UNCONSOLIDATED SUBSIDIARY                             8          13            14           43
                                                                         ----------   ----------    ---------    ----------

NET INCOME                                                             $    764      $  519      $  1,188       $1,061
                                                                         ==========   ==========    =========    ==========

NET INCOME PER SHARE                                                   $    1.71     $  1.15     $  2.65        $ 2.36
                                                                         ==========   ==========    =========    ==========

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                                         448.2        448.9        449.1         449.1
                                                                         ==========   ==========    =========    ==========

See notes to condensed consolidated financial statements.

                             THE ALLSTATE CORPORATION AND SUBSIDIARY

                         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                                                                                  June 30,       December 31,
($ in millions)                                                                     1996            1995
                                                                                ------------     ------------
Assets
Investments

      Fixed income securities available for sale, at fair value
          (amortized  cost $44,539 and $41,907)                              $  45,719           $ 45,272
      Equity securities, at fair value (cost $4,048 and $4,716)                  5,325              6,150
      Mortgage loans                                                             3,227              3,280
      Real estate                                                                  735                786
      Short-term                                                                   878                548
      Other                                                                        486                469
                                                                                ------            -------
          Total investments                                                     56,370             56,505

Premium installment receivables, net                                             2,999              2,935
Deferred policy acquisition costs                                                2,375              2,004
Reinsurance recoverables, net                                                    1,864              1,829
Property and equipment, net                                                        714                724
Accrued investment income                                                          748                750
Deferred income taxes                                                              783                229
Cash                                                                               152                 90
Other assets                                                                     1,046              1,154
Separate Accounts                                                                4,613              3,809
                                                                               ----------         ---------
          TOTAL ASSETS                                                       $  71,664            $70,029
                                                                               ==========         =========

LIABILITIES
Reserve for property-liability insurance
      claims and claims expense                                              $  18,150            $17,687
Reserve for life insurance policy benefits                                       5,867              6,071
Contractholder funds                                                            19,743             19,146
Unearned premiums                                                                6,267              6,188
Claim payments outstanding                                                         595                568
Other liabilities and accrued expenses                                           2,582              2,663
Short-term debt                                                                    231                  -
Long-term debt                                                                   1,226              1,228
Separate Accounts                                                                4,602              3,798
                                                                               ---------         ----------
          TOTAL LIABILITIES                                                     59,263             57,349
                                                                               ---------         ----------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 2 AND 4)

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 25 million
      shares authorized, none issued                                                 -                  -
Common stock, $.01 par value, 1 billion shares
      authorized and 450 million issued, 445.5 million
      and 447.5 miilion shares outstanding.                                          5                  5
Additional capital paid-in                                                       3,134              3,134
Unrealized net capital gains                                                     1,444              2,636
Unrealized foreign currency translation adjustments                                 20                 20
Retained income                                                                  8,259              7,261
Deferred ESOP expense                                                             (300)              (300)
Treasury stock, at cost (4.5 million and 2.5 million shares)                      (161)               (76)
                                                                               ----------         ----------
          TOTAL SHAREHOLDERS' EQUITY                                            12,401             12,680
                                                                               ----------         ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  71,664            $70,029
                                                                               ==========         ==========


See  notes  to  condensed   consolidated   financial statements.

                                      -2-

                                 THE ALLSTATE CORPORATION AND SUBSIDIARY

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended
                                                                            June 30,
                                                                    --------------------------
($ in millions)                                                       1996            1995

                                                                    ---------      -----------
                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                  $ 1,188        $ 1,061
      Adjustments to reconcile net income to
         net cash provided by operating activities
          Depreciation, amortization and other non-cash items         (11)            (1)
          Realized capital gains and losses                          (537)          (187)
          Gain on sale of subsidiary's stock                            -           (159)
          Interest credited to contractholder funds                   589            582
          Increase in policy benefit and other insurance reserves     392            528
          Increase in unearned premiums                                79            229
          Increase in deferred policy acquisition costs              (178)          (170)
          Increase in premium installment receivables, net            (64)          (515)
          Increase in reinsurance recoverables, net                   (35)          (261)
          Change in deferred income taxes                              85           (159)
          Changes in other operating assets and liabilities            79            317
                                                                    ---------      ------
             Net cash provided by operating activities              1,587          1,265
                                                                    ---------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sales
          Fixed income securities available for sale                5,257          2,980
          Fixed income securities held to maturity                      -              9
          Equity securities                                         2,305          1,265
      Investment collections
          Fixed income securities available for sale                1,872            929
          Fixed income securities held to maturity                      -            415
          Mortgage loans                                              180             64
      Investment purchases
          Fixed income securities available for sale               (9,730)        (6,485)
          Fixed income securities held to maturity                      -           (305)
          Equity securities                                        (1,089)        (1,231)
          Mortgage loans                                             (137)          (175)
      Change in short-term investments, net                          (330)           138
      Change in other investments, net                                 28             58
      Purchases of property and equipment, net                        (60)           (75)
                                                                    ---------      -------
          Net cash used in investing activities                    (1,704)        (2,413)
                                                                    ---------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of short-term debt, net                   231             -
      Proceeds from issuance of long-term debt                           -           357
      Repayment of long-term debt                                       (2)           (2)
      Repayment of demand note by Sears                                  -           450
      Proceeds from sale of subsidiary's stock                           -           784
      Payment to Sears for transfer of ESOP obligation                   -          (327)
      Contractholder fund deposits                                   1,643         1,952
      Contractholder fund withdrawals                               (1,438)       (1,836)
      Dividends paid                                                  (190)         (175)
      Change in treasury stock, net                                    (85)          (19)
      Other                                                             20           (16)
                                                                      ---------    --------
          Net cash provided by financing activities                    179         1,168
                                                                      ---------    --------

NET DECREASE IN CASH                                                    62            20
CASH AT BEGINNING OF PERIOD                                             90            56
                                                                    ---------      -----------
CASH AT END OF PERIOD                                              $   152        $   76
                                                                    =========      ===========

See notes to condensed consolidated financial statements.

                                        -3-

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

     The condensed consolidated financial statements and notes as of June 30, 1996 and for the three-month and six-month periods ended June 30, 1996 and 1995 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Allstate Corporation Annual Report to Shareholders and Annual Report on Form 10-K for 1995. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.


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

     In 1986, the general liability policy form used by Allstate and others in the property-liability industry was amended to introduce an "absolute pollution exclusion," which excluded coverage for environmental damage claims and added an asbestos exclusion. Most general liability policies issued prior to 1986 contain annual aggregate limits for products liability coverage, and policies issued after 1986 also have an annual aggregate limit as to all coverages. Allstate's experience to date is that these policy form changes have effectively limited its exposure to environmental and asbestos claims risks assumed as well as primary commercial coverages written subsequent to 1986. Allstate's reserves, net of reinsurance recoverables of $630 million and $647 million, for environmental and asbestos claims were $1.06 billion and $1.02 billion at June 30, 1996 and December 31, 1995, respectively.

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

     Allstate is currently studying alternate processes for estimating environmental exposures using external databases and modeling techniques developed by independent experts. The Company is evaluating whether this information may be useful in estimating its environmental exposures. The potential impact to recorded reserves and reinsurance recoverables, if any, is unknown. The establishment of the appropriate reserves is an inherently uncertain process. Allstate will update its reserve estimates as new facts become known and further events occur which may impact the resolution of unsettled claims.
                                        -5-

3.   REINSURANCE

     Property-liability insurance premiums and life insurance premium income and contract charges are net of reinsurance ceded as follows:

                                                           Three Months Ended             Six Months Ended
                                                               June 30,                       June 30,
                                                               --------                       --------
($ in millions)
                                                           1996           1995          1996           1995
                                                           ----           ----          ----           ----
Property-liability claims and
  claims expense...................................        $147          $137          $285            $262
Life insurance premium income and
  contract charges.................................          16            12            29              25

  Property-liability insurance claims and claims expense and life insurance policy benefits are net of reinsurance recoveries as follows:

                                                           Three Months Ended             Six Months Ended
                                                                June 30,                      June 30,
                                                                --------                      --------
($ in millions)
                                                           1996           1995          1996           1995
                                                           ----           ----          ----           ----

Property-liability claims and
  claims expense..................................         $93          $273          $189            $354
Life insurance policy benefits
  and contract charges............................           6             5            24              11


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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders of The Allstate Corporation:


We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiary as of June 30, 1996, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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




Deloitte & Touche LLP

Chicago, Illinois
August 14, 1996

ITEM 2:  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

     The following discussion highlights significant factors influencing results of operations and changes in financial position of The Allstate Corporation (the "Company" or "Allstate"). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1 along with the discussion and analysis found under Part 2. Item 7 of The Allstate Corporation Annual Report on Form 10-K for the year ended December 31, 1995.


CONSOLIDATED OPERATIONS

     Consolidated revenues for the second quarter of 1996 increased 11.5% to $6.32 billion from $5.67 billion for the same period last year reflecting a $320 million increase in net realized capital gains, a $318 million increase in property-liability earned premiums, a $37 million increase in net investment income, and a $23 million decrease in life premium and contract charges. Consolidated revenues for the first half of 1996 increased 8.7% to $12.23 billion from $11.24 billion for the same period in 1995 reflecting a $635 million increase in property-liability earned premiums, a $350 million increase in net realized capital gains, a $106 million increase in net investment income, and a $109 million decrease in life premium and contract charges. The increase in net realized capital gains for the three-month and six-month periods reflect the repositioning of the property-liability investment portfolio (see Investments). Revenue results for the Company's primary insurance segments are discussed further in the following sections.

     Net income for the second quarter of 1996 was $764 million, or $1.71 per share, compared with $519 million, or $1.15 per share, for the same period of 1995. The increase in 1996 was due to higher net realized capital gains, primarily caused by the repositioning of the property-liability investment portfolio (see Investments) and increased underwriting income and net investment income in the property-liability business. Net income for the first half of 1996 was $1.19 billion, or $2.65 per share, compared with $1.06 billion, or $2.36 per share, for the same period of 1995. The results for the first half of 1996 were impacted by higher net realized capital gains caused by the repositioning of the property-liability investment portfolio, increased operating income of the life business and increased net investment income of the property-liability business which was partially offset by higher underwriting losses. Net income for the second quarter and first half of 1995 included a $93 million after-tax gain from the sale of 70% of The PMI Group, Inc..

PROPERTY-LIABILITY OPERATIONS

OVERVIEW

     The Company's property-liability operations include personal property and casualty ("PP&C"), commercial property and casualty and reinsurance ("Business Insurance"), and discontinued lines and coverages, consisting of excess and surplus lines, environmental and asbestos losses from reinsurance assumed, and the run-off of the mortgage pool business, no longer written by Allstate ("Discontinued Lines and Coverages").

     Underwriting results for each of the property-liability segments are discussed separately beginning on page 12.

     The following table sets forth certain unaudited summarized financial data and key operating ratios for the Company's property-liability operations for the three-month and six-month periods ended June 30, 1996 and 1995.


                                                             Three Months Ended                  Six Months Ended
                                                                 June 30,                           June 30,
                                                                 --------                           --------
($ in millions)                                              1996             1995             1996             1995
                                                             ----             ----             ----             ----

Premiums written......................................    $4,772          $4,544            $9,265           $8,785
                                                           =====           =====             =====            =====

Premiums earned.......................................    $4,650          $4,332            $9,194           $8,559
Claims and claims expense.............................     3,529           3,449             7,216            6,653
Other costs and expenses..............................     1,052             993             2,058            1,936
                                                           -----           -----             -----            -----
Underwriting (loss) income ...........................        69            (110)              (80)             (30)
Net investment income ................................       440             414               867              793
Realized capital gains and
 losses, after-tax....................................       252              52               328               96
Gain on sale of subsidiary's
 stock, after-tax.....................................         -              93                 -               93

Income tax expense on operations......................       104              28               123              108
                                                             ---           -----             -----            -----
Income before equity in net
 income of unconsolidated
 subsidiary...........................................       657             421               992              844
Equity in net income of
 unconsolidated subsidiary............................         8              13                14               43
                                                             ---           -----             -----             ----
Net income............................................    $  665          $  434            $1,006            $ 887
                                                             ===           =====             =====             ====

Catastrophe losses....................................    $  279          $  365            $  511            $ 536
                                                             ===           =====             =====             ====

Operating ratios......................................
  Claims and claims expense
   ("loss") ratio.....................................      75.9            79.6              78.5             77.8
  Expense ratio.......................................      22.6            22.9              22.4             22.6
                                                            ----           -----             -----            -----
  Combined ratio......................................      98.5           102.5             100.9            100.4
                                                            ====           =====             =====            =====
  Effect of catastrophe losses
   on combined ratio..................................       6.0             8.4               5.6              6.3
                                                             ===           =====             =====            =====

NET INVESTMENT INCOME AND REALIZED CAPITAL GAINS

     Pretax net investment income increased 6.3% and 9.3% for the three-month and six-month periods of 1996, respectively, compared with the same periods in 1995. For the second quarter the increase was due to increases in invested assets as a result of positive cash flows from operations being partially offset by a slight decline in the portfolio yield. The increase for the year was due to growth in invested assets, including proceeds received from The PMI Group, Inc. and Sears Distribution transactions in the second quarter of 1995 and positive cash flows from operations, partially offset by a slight decline in the portfolio yield.

     Realized capital gains after-tax for the second quarter of 1996 were $252 million compared with $52 million for the same period in 1995. For the first half of 1996, realized capital gains after-tax were $328 million compared with $96 million for the comparable period in 1995. During the first quarter of 1996, the Company reassessed the market risk associated with its property-liability fixed income and equity securities portfolios. As a result, during the second quarter the Company reduced its investment in equity securities and sold a portion of its long-term fixed income securities for its property-liability operations. Approximately $234 million of capital gains after-tax were realized as a result of this repositioning. The proceeds from the repositioning were reinvested in intermediate-term fixed income securities (see Investments). Fluctuations in realized capital gains and losses are largely a function of timing of sales decisions reflecting management's view of individual securities and overall market conditions.

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

     Catastrophe losses for the second quarter of 1996 were $279 million compared to $365 million for the same period of 1995. Second quarter 1995 losses included $200 million from the Dallas hail storms. For the first half of 1996, catastrophe losses were $511 million versus $536 million for the same period in 1995.

     The establishment of appropriate reserves for catastrophes that have occurred, as for all property-liability claims, is an inherently uncertain process. Catastrophe reserve estimates are regularly reviewed and updated, using the most current information. Any resulting adjustments, which may be material, are reflected in current year operations.

CATASTROPHE MANAGEMENT

     Allstate has initiated strategies to limit, over time, its insurance exposures in certain regions prone to catastrophe occurrences, subject to the requirements of insurance laws and regulations and as limited by competitive considerations. These strategies include reductions in policies in force in catastrophe prone areas and limitations on certain policy coverages. In addition, Allstate has requested rate increases in catastrophe prone areas.

     On July 26, 1996, the Company received approval from the Florida Department of Insurance on key components of the Company's plan to reorganize its Florida property business in order to reduce its exposure to hurricanes. Under the plan, Allstate will sell the renewal rights to approximately 137,000 policies to Clarendon National Insurance Company. Allstate will record an after-tax loss of approximately $30 million as a result of the sale. In addition, the Company has formed Allstate Floridian Insurance Company ("Floridian") which will retain approximately 675,000 remaining Florida Allstate property policies, primarily homeowners customers. Floridian will have access to approximately $400 million of reinsurance from non-affiliated entities. The plan will be implemented with renewal policies effective November 1, 1996. The Company has also agreed to suspend the non-renewal of policies in certain counties with effective dates of September 16, 1996 and later. The Department of Insurance also approved certain coverage modifications and a 22% statewide average increase in the Company's homeowners insurance rates. The Company continues to seek approval to transfer the wind damage portion of approximately 67,000 Allstate property policies to the Florida Windstorm Underwriting Association. Management believes these actions will reduce its exposure to catastrophes in Florida.

     In California, Allstate has limited policy coverages and received selective rate increases. During the second quarter of 1996, Allstate began issuing a revised earthquake policy ("mini-policy")in California. The mini-policy increases deductibles on dwelling and contents coverages, limits contents and additional living expense coverages, and eliminates coverage for most non-dwelling structures. The issuance of the mini-policy reduces Allstate's earthquake exposure in the state of California. During the quarter, proposed legislation was introduced in the California legislature to create the California Earthquake Authority (the "CEA"). The proposed legislation failed to obtain the votes needed for passage. The Company supports the CEA legislation and expects it to be reconsidered in the California Senate in August. Allstate is unable to predict whether, or in what form, the CEA legislation will be enacted and is pursuing other alternatives to manage its earthquake exposure in California.

     In addition to the above, the Company continues to evaluate the reinsurance market for appropriate coverage at acceptable rates, the financial markets, and other business strategies to lower its exposure to catastrophic losses.

     While management believes that these actions have reduced or will reduce the Company's exposure to catastrophes in Florida and California, the extent of future reductions is uncertain.

UNDERWRITING RESULTS

     PP&C - Underwriting results and key operating ratios for the Company's personal property and casualty insurance segment for the three-month and six-month periods ended June 30, 1996 and 1995 are summarized in the following table.

                                                        Three Months Ended                   Six Months Ended
                                                             June 30,                            June 30,
                                                             --------                            --------

($ in millions)                                         1996             1995             1996             1995
                                                        ----             ----             ----             ----
Premiums written....................................  $ 4,413          $ 4,158          $ 8,576          $ 8,058
                                                        =====            =====           ======           ======

Premiums earned.....................................  $ 4,278          $ 3,972            8,468            7,861
Claims and claims expense...........................    3,223            3,117            6,577            6,007
Other costs and expenses............................      925              879            1,819            1,719
                                                          ---             ----           ------           ------
Underwriting income(loss)...........................  $   130          $   (24)         $    72          $   135
                                                          ===             =====          ======           ======

Catastrophe losses..................................  $   272          $   350          $   494          $   516
                                                          ===             ====           ======           ======

Operating ratios....................................
  Claims and claims expense
   ("loss") ratio...................................     75.3             78.5             77.7             76.4
  Expense ratio.....................................     21.6             22.1             21.5             21.9
                                                         ----             ----             ----             ----
  Combined ratio....................................     96.9            100.6             99.2             98.3
                                                         ====            =====             ====             ====
  Effect of catastrophe losses
   on combined ratio...............................       6.4              8.8              5.8              6.6
                                                          ===              ===              ===              ===

     PP&C primarily sells private-passenger auto and homeowners insurance to individuals. The Company separates the voluntary personal auto insurance business into two categories according to insurance risks: the standard market and the non-standard market. The standard market consists of drivers who are perceived to have low to average risk of loss expectancy. The non-standard market consists of drivers who have higher-than-average risk profiles due to their driving records or the types of cars they own. These policies are written at rates higher than standard auto rates. PP&C is pursuing a segmented growth strategy with respect to geographic areas, attempting to grow more rapidly in areas where risk of loss from catastrophes and the regulatory climate are more conducive to attractive returns and limiting growth in markets that do not provide appropriate returns.

     PP&C premiums written for the second quarter increased 6.1% over the second quarter of 1995. For the first half of 1996, PP&C premiums written increased 6.4% over the comparable period for 1995. The Company's long term goals for premium written exceed the current increases. Standard auto premiums written increased 3.0% to $2.58 billion for the second quarter of 1996, compared with $2.51 billion for the same period in 1995. For the six-month period ending June 30, 1996, standard auto premiums increased 2.6% to $5.16 billion from $5.03 billion in 1995. The growth in standard auto premiums written for both the three-month and six-month periods was driven primarily by an increase in policies in force (unit sales) and to a lesser extent average premiums. The growth in policies in force was primarily due to increases in renewal business and, was generally achieved in markets that management believes will be profitable, partially offset by a decline in policies in some of those markets that management believes do not provide appropriate returns. Average premium increases were primarily attributable to a shift to newer and more expensive autos and, to a lesser extent, rate increases which in general are limited by regulatory and competitive factors.

     Non-standard auto premiums written increased 25.6% to $667 million in the second quarter of 1996, from $531 million for the same period in 1995. For the six-month period non-standard auto premiums written increased 28.0% to $1.31 billion compared with $1.02 billion for 1995. The increase for both periods is driven by an increase in policies in force and, to a lesser extent, average premiums. The increase in policies in force is due to increases in both new and renewal business.

     Homeowners premiums written for the three-month period ended June 30, 1996 were $804 million, an increase of 4.1% over second quarter 1995 premiums of $772 million. For the first half of 1996 homeowners premiums written were $1.45 billion an increase of 6.8% over the same period of 1995. For the quarter and first half of 1996, the increase is attributable to higher average premiums and increases in renewal policies in force. The higher average premiums are primarily due to rate increases in catastrophe exposure areas, principally Florida, and the effect of policy provisions which adjust for inflation. Growth in policies in force, is primarily occurring in areas targeted for growth and is partially offset by policy reductions in certain catastrophe exposure areas.

     For the second quarter of 1996, PP&C had underwriting income of $130 million compared with an underwriting loss of $24 million for the same period in 1995. The underwriting income was primarily due to growth in premiums, lower catastrophes, favorable loss trends in auto injury coverage claim severities (average cost per claim) and an improved expense ratio which was partially offset by unfavorable loss frequency trends (rate of claim occurrences). Auto physical damage coverage claim severities increased over prior year, driven by moderate inflationary pressure. Both the auto injury and auto physical damage claim severities trended favorably as compared to relevant medical cost and repair cost indexes.

     For the first six months of 1996, PP&C had underwriting income of $72 million compared with $135 million for the comparable period of 1995. The increase in weather-related losses from the first quarter of 1996 more than offset increased premium revenue and favorable auto injury coverage claim severity trends.

Management believes the favorable injury coverage severity trends are partially attributable to the redesign of its claim processes. The redesign includes making a more focused effort to efficiently settle claims involving Allstate customers and uninsured motorists, ensuring all claims are evaluated and settled consistently using best practices across the country, increasing investigation of minor accidents that result from low- or moderate-impact collisions and aggressively defending lawsuits. The Company is also implementing redesigned processes for auto physical damage claims.

     On May 1, 1996 the Company converted its approximately 1,400 California employee agency force to Allstate's Exclusive Agent independent contractor program (non-employee). Under the terms of the program, the agents will continue to write business exclusively for Allstate. Exclusive Agents are paid a higher commission than employee agents, but the impact to the Company of this conversion is not expected to be material because the increased commission is offset by the elimination of certain benefits, expenses and payroll taxes. From a financial statement standpoint, the higher commission rate is capitalized and expensed over the period in which the related premium is earned. Annual expenses eligible for deferral under the existing deferred policy acquisition cost methodology increased by approximately $30 million due to the conversion of the California agents. The 1996 income statement will be favorably impacted by approximately $6 million after-tax as a result of deferral of additional commission expenses.

     BUSINESS INSURANCE - Business Insurance writes selected commercial property and casualty insurance primarily for small- to medium-sized businesses, including auto, property, general liability, package policies combining property and general liability coverages, and workers' compensation insurance. Business Insurance also reinsures primarily smaller regional insurers who focus on property and casualty coverages and who have underwriting standards considered prudent by Allstate. This business has been written through Allstate agents, independent agents appointed by Northbrook Property and Casualty Insurance Company and brokers appointed by Allstate Reinsurance.

     On July 31, 1996, the Company sold its Northbrook operations to St. Paul Fire & Marine Insurance Company. Northbrook writes commercial auto, multi-peril, workers' compensation, and inland marine through independent agents. The gain from the transaction, which will be recorded in the third quarter, is not expected to be material. In addition, the Company has reached an agreement to sell its U.S.-based reinsurance operations to SCOR U.S. Corporation. This transaction is expected to be closed by the end of the third quarter. The Company is continuing to review its strategic options for ARCO, a U.K.-based wholly owned reinsurance subsidiary of AIC, which reinsures risks in the United Kingdom, Continental Europe, Middle East and Far East.

The Northbrook and U.S.-based reinsurance operations constitute over half of the business within the Business Insurance segment. Premiums written were $413 million and $481 million for the first half of 1996 and 1995, respectively for the Northbrook and U.S.-based reinsurance operations which represented 59.9% and 65.5% of Business Insurance premiums written during the respective periods. Second quarter 1996 premiums written were $207 million as compared with $248 million for the same period in 1995 for the Northbrook and U.S.-based reinsurance operations. As a result, the Business Insurance premiums written will be substantially reduced beginning in the third quarter. Upon completion of these sales the Company will continue to sell business insurance products through its Allstate agents and foreign-based reinsurance operations.

     Underwriting results and key operating ratios for the Company's Business Insurance segment for the three-month and six-month periods ended June 30, 1996 and 1995 are summarized in the following table.

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                                   --------                      --------

($ in millions)                                                  1996          1995         1996          1995
                                                                 ----          ----         ----          ----
Premiums written.............................................   $359          $386         $689          $734
                                                                 ===           ===          ===           ===

Premiums earned..............................................   $372          $360         $726          $704
Claims and claims expense....................................    238           271          524           544
Other costs and expenses.....................................    125           113          235           217
                                                                 ---           ---          ---           ---
Underwriting income (loss)...................................   $  9          $(24)        $(33)         $(57)
                                                                   =           ====         ====          ====

Catastrophe losses...........................................   $  7          $ 15         $ 17          $ 20
                                                                   =            ==          ===           ===

Operating ratios.............................................
  Claims and claims expense ("loss")
   ratio.....................................................   64.0          75.3          72.2          77.2
  Expense ratio..............................................   33.6          31.4          32.4          30.9
                                                                ----         ----          -----         -----
  Combined ratio.............................................   97.6         106.7         104.6         108.1
                                                                ====        =====          =====         =====
  Effect of catastrophe losses on
   combined ratio............................................    1.9           4.1           2.3           2.8
                                                                 ===          ===            ===           ===

     Premiums written decreased 7.0% and 6.1% for the three-month and six-month periods of 1996 compared with the same periods in 1995. The decline in both periods was driven primarily by lower premiums in the Northbrook and Reinsurance operations partially offset by an increase in premiums written by Allstate agents. For the first half of 1996, premiums written were impacted by decreases in package policies, reinsurance, and voluntary workers' compensation lines as compared to the same period in 1995.

     The second quarter combined ratio of 97.6 improved 9.1 points over the same period last year. For the first six months of 1996 the combined ratio of 104.6 improved 3.5 points as compared with last year. The decrease in the loss ratio for both the three-month and six-month periods of 1996 was primarily due to favorable loss trends and lower catastrophes. The increase in the expense ratio for the second quarter and first six months of 1996 is primarily the result of increased expenses in the Reinsurance business.

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

     Underwriting results for the Company's Discontinued Lines and Coverages segment for the three-month and six-month periods ended June 30, 1996 and 1995 are summarized in the following table.

                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                       June 30,
                                                                   --------                       --------

($ in millions)                                                  1996         1995          1996           1995
                                                                 ----         ----          ----           ----

Underwriting income (loss) from excess and surplus
insurance lines and environmental and asbestos losses
from reinsurance assumed.................................        $(70)       $(62)        $(119)          $(98)

Underwriting income (loss) from mortgage pool business...           -           -            -             (10)

                                                                  ---       ------        -----            ----
   Total underwriting income (loss)......................        $(70)       $(62)        $(119)         $(108)
                                                                  ====        ====         =====          =====


     The underwriting losses from excess and surplus insurance lines and environmental and asbestos losses from reinsurance assumed were due primarily to additional claims being reported and continued reevaluation and adjustment of the estimated ultimate cost of settling these claims.

     Allstate is currently studying alternate processes for estimating environmental exposures using external databases and modeling techniques developed by independent experts. The Company is evaluating whether this information may be useful in estimating its environmental exposures. The potential impact to recorded reserves and reinsurance recoverables, if any, is unknown. The establishment of the appropriate reserves is an inherently uncertain process. Allstate will update its reserve estimates as new facts become known and further events occur which may impact the resolution of unsettled claims.

     In the second quarter of 1995, in connection with Allstate's decision to exit the mortgage guaranty insurance business, the Company established an after-tax provision for future losses on the run-off of the mortgage pool business. As a result, losses from the mortgage pool business have not impacted underwriting results since the first quarter of 1995. However, this business, which is highly concentrated in southern California, could be impacted by economic recessions, falling housing values, rising unemployment rates, interest rate volatility or a combination of such factors. These factors are considered in the periodic reevaluation of the provision for future losses.

LIFE OPERATIONS

     Allstate Life markets a broad line of life insurance, annuity and group pension products through a combination of Allstate agents, banks and other financial institutions, independent brokers and direct response marketing.

     The following  table sets forth certain  summarized  financial data for the
Company's  life  insurance   operations  and  invested  assets  at  or  for  the
three-month and six-month periods ended June 30, 1996 and 1995.

                                                           Three Months Ended                  Six Months Ended
                                                                June 30,                           June 30,
                                                                --------                           --------

 ($ in millions)                                            1996          1995               1996              1995
                                                            ----          ----               ----              ----

Statutory premiums and deposits........................... $ 1,336      $ 1,256            $ 2,649           $ 2,546
                                                             =====        =====              =====            ======

Invested assets(1)........................................ $26,213      $24,649            $26,213           $24,649
Separate Account assets (1)...............................   4,613        3,178              4,613             3,178
                                                             -----        -----             ------            ------
Invested assets including Separate
 Account assets........................................... $30,826      $27,827            $30,826           $27,827
                                                            ======       ======             ======            ======

Premium income and contract
 charges.................................................. $   304      $   327            $   612           $   721
Net investment income.....................................     508          495              1,015               982
Policy benefits and expenses..............................     681          694              1,353             1,442
                                                               ---          ---             ------            ------
Income from operations....................................     131          128                274               261
Income tax expense on operations..........................      45           43                 94                89
                                                                --          ---             ------            ------
Net operating income.....................................       86           85                180               172
Realized capital gains and losses,
 after-tax................................................      21           13                 21                25
                                                            ------       ------             ------            ------
Net income................................................ $   107      $    98            $   201           $   197
                                                               ===          ===             ======            ======


(1) Fixed income securities are included in invested assets in the table above at amortized cost and are carried at fair value in the statements of financial position. Separate Accounts are included at fair value in both the table above and the statements of financial position.

     Life insurance statutory premiums and deposits increased 6.4% and 4.0% for the quarter and first six months of 1996, respectively, primarily due to increases in sales of new annuity and life products, which were partially offset by decreases in sales of fixed annuity and group pension products for the quarter. Sales of new products including proprietary variable annuities, indexed annuities, fee-based group pension and individual life, were partially offset by decreases in fixed annuity sales for the comparable six-month period in 1995.

     Premium income and contract charges under generally accepted accounting principles ("GAAP") decreased 7.0% in the second quarter and 15.1% for the first six months. The decreases were primarily the result of maintaining margins on new business, which lead to lower sales of life contingent annuities. Increases in traditional life sales, contract charges on universal life products, and fee-based product revenues were more than offset by decreases in sales of life contingent annuities. Under GAAP, revenues vary with the mix of products sold during the period because they exclude deposits on most annuities and premiums on universal life insurance policies.

     Pre-tax net investment income increased 2.6% and 3.4% for the three-month and six-month periods of 1996 respectively, compared with the same periods in 1995, primarily due to the $1.56 billion increase in invested assets for the first half of 1996. The overall portfolio yield declined slightly, as proceeds from calls and maturities as well as new premiums and deposits were invested in securities yielding less than the average portfolio rate.

     Net operating income increased slightly during the second quarter, and increased 4.7% for the first six months of 1996. The increases were due to higher volume and margins on policies in force. The 1995 results were also favorably impacted by lower operating expenses due to a reduced rate of amortization of deferred policy acquisition costs, due to favorable universal life insurance persistency, which had a one time favorable after-tax impact of $l0 million in the first quarter of 1995.

     Net realized capital gains after-tax increased to $21 million in the second quarter of 1996, primarily due to higher gains on sales of equity securities. Net realized capital gains decreased for the first six months of 1996 as compared to the same period in 1995, as higher gains on the sales of equity securities were more than offset by increased writedowns on fixed income and equity securities.

LIQUIDITY AND CAPITAL RESOURCES

     Shareholders' equity decreased $279 million to $12.4 billion at June 30, 1996 versus $12.68 billion at December 31, 1995 as net income for the period was more than offset by a decrease in unrealized net capital gains (see "Investments"). The decrease in unrealized net capital gains is primarily due to the effect of rising interest rates on the value of the fixed income securities portfolio.

     The Company maintains a line of credit of $1.5 billion as a source of potential funds to meet short-term liquidity requirements. During the six months ended June 30, 1996, there were no borrowings under this line of credit.

     In early 1996 the Company launched a commercial paper program. The majority of the proceeds from the issuance of the commercial paper has been used by the insurance operations for general operating purposes. As of June 30, 1996, the Company had outstanding commercial paper borrowings of $231 million. Total borrowings under the combined commercial paper program and line of credit are limited to $1.5 billion.

     During the second quarter of 1996, the Company purchased 1,410,679 shares of its common stock, for its treasury, at an average cost per share of $40.60, to provide for the future exercise of employee stock options. At June 30, 1996, the Company held 4,544,368 shares of treasury stock with an average cost per share of $35.39.

     Surrenders and withdrawals for the life operations were $379 million and $765 million for the three-month and six-months periods ending June 30, 1996, compared to $460 million and $1.09 billion in the respective 1995 periods. The decreases are attributable to management actions taken in 1995 to slow the surrender rate, which included raising renewal crediting rates.

INVESTMENTS

     Total investments were $56.37 billion at June 30, 1996 a decrease from $56.51 billion at December 31, 1995. Property-liability investments increased $316 million to $29.53 billion at June 30, 1996 from $29.21 billion at December 31, 1995. The increase in the property-liability investment portfolio is primarily due to positive cash flows generated from operating activities partially offset by a decrease of $1.15 billion in the unrealized gain on the fixed income and equity security portfolios. Life investments at June 30, 1996, decreased $447 million to $26.81 billion from $27.26 billion at December 31, 1995 as increased invested balances from positive cash flows generated from operations were more than offset by a decrease of $1.21 billion in the unrealized gain on the fixed income securities portfolio. These decreases in unrealized gains in the fixed income portfolio were due to the effect of rising interest rates.

     The composition of the investment portfolio at June 30, 1996, at financial statement carrying values, is presented in the table below.


                                            Property-liability                  Life                      Total
                                            ------------------                  ----                      -----

    Fixed income
     securities (1) .................       $24,115       81.7%           $21,604      80.7%        $45,719       81.1%
    Equity securities................         4,564       15.5                761       2.8           5,325        9.4
    Mortgage loans...................            50         .2              3,177      11.9           3,227        5.7
    Real estate......................           429        1.4                306       1.1             735        1.3
    Short-term.......................           350        1.2                493       1.8             878        1.6
    Other............................            18        -                  468       1.7             486         .9
                                             ------      -----             ------     -----          ------       ----
       Total.........................       $29,526      100.0%           $26,809     100.0%        $56,370      100.0%
                                             ======      =====             ======     =====          ======      =====

(1) Fixed income securities are carried at fair value. Amortized cost for these securities were $23.53 billion and $21.01 billion for property-liability and life operations, respectively.

     Over 94% of the fixed income securities portfolio is rated "investment grade", which is defined by the Company as a security having an NAIC rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

     The Company uses derivative financial instruments to reduce its exposure to market and interest rate risk on its invested assets, as well as to improve asset/liability management. The Company does not hold or issue these instruments for trading purposes. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. However, such nonperformance is not expected because the Company utilizes highly rated counterparties, established risk control limits, and maintains ongoing monitoring procedures. In the first half of 1996, the Company increased its use of interest rate cap and floor agreements to hedge the interest rate risk associated with certain deferred annuity products sold in the Life operations.

     In order to more closely align the interest rate sensitivity of its property-liability assets and liabilities (and thereby decrease the Company's exposure to interest rate risk), during the first half of 1996 the Company reduced its investment in long-term fixed income securities. In order to reduce exposure to equity market risk in the property-liability investment portfolio, the Company decreased its equity position. The proceeds from these sales were reinvested in intermediate-term fixed income securities. In addition, the Company used futures contracts to further reduce the interest rate risk of the property-liability fixed income portfolio, thereby more closely aligning the interest rate sensitivity of assets and liabilities.

     There have been no significant changes in the risk profile of the Company's derivative portfolio since December 31, 1995.

FIXED INCOME SECURITIES

     Allstate monitors the quality of its fixed income securities portfolio, in part, by categorizing certain investments as problem, restructured or potential problem. Problem fixed income securities are securities in default with respect to principal or interest or securities issued by companies that went into bankruptcy subsequent to acquisition of the security. Restructured fixed income securities have modified terms and conditions that were not at current market rates or terms at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal or interest, but because of other facts and circumstances, management has serious doubts regarding the borrower's ability to pay future interest and principal which causes management to believe these securities may be classified as problem or restructured in the future.

     The following table summarizes problem, restructured and potential problem fixed income securities at June 30, 1996 and December 31, 1995.

                                                                                 June 30,         December 31,
 ($ in millions)                                                                   1996               1995
                                                                                   ----               ----

Problem....................................................................         $118              $126
Restructured ..............................................................            8                 6
Potential problem .........................................................           97               149
                                                                                      --               ---
  Total net carrying value.................................................         $223              $281
                                                                                    ====              ====



COMMERCIAL MORTGAGE LOANS

     Allstate monitors the quality of its mortgage loans by categorizing certain loans as problem, restructured or potential problem. Problem commercial mortgage loans are loans that are in foreclosure, loans for which a principal or interest payment is over 60 days past due, or are current with respect to interest payments, but considered in-substance foreclosed. Restructured commercial mortgage loans have modified terms and conditions that were not at current market rates or terms at the time of the restructuring. Potential problem commercial mortgage loans include loans which are current with respect to interest payments, or loans which are less than 60 days delinquent as to contractual principal or interest payments, but because of other facts and circumstances, management has serious doubts regarding the borrower's ability to pay future interest and principal which causes management to believe these loans may be classified as problem or restructured in the future.

  The  following   table   summarizes  the  net  carrying   values  of  problem,
restructured and potential problem commercial mortgage loans at June 30, 1996 and December 31, 1995.


                                                                                  June 30,        December 31,
 ($ in millions)                                                                    1996              1995
                                                                                    ----              ----
Problem....................................................................         $137              $104
Restructured ..............................................................          160               143
Potential problem .........................................................           91               147
                                                                                      --               ---
  Total net carrying value.................................................         $388              $394
                                                                                     ===               ===

Valuation allowances.......................................................         $ 82              $ 75
                                                                                     ===               ===
Valuation allowances as a percent of gross carrying
  value (1) ...............................................................        17.4%             16.0%

(1)Calculated as total valuation allowances divided by the gross carrying value, which is the total net carrying value plus the valuation allowances.

     The net carrying value of problem, restructured and potential problem loans decreased slightly during the six-month period. Problem loans experienced a net increase during the first six months due to loans moving from potential problem and restructured to problem. Restructured loans also experienced an increase due to the movement of some loans from the problem to the restructured category.

     The carrying value of impaired loans as of June 30, 1996, and December 31, 1995 was $246 million and $193 million, respectively.

     In the six months ended June 30, 1996, $336 million of commercial mortgage loans were contractually due. Of these, 22.2% were paid as due, 41.0% were refinanced at prevailing market terms, and 36.8% are currently in the process of refinancing or restructuring discussions.


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

PART II.          Other Information
                  -----------------

Item 4.           Submission of Matters to a Vote of Security Holders.

                         On May 21, 1996, the Company held its annual meeting of
stockholders at the Chicago Botanic Garden in Glencoe, Illinois.

                       Ten directors were elected for terms expiring at the 1997 annual meeting of stockholders. The stockholders approved the recommendation that Deloitte & Touche be appointed auditors for 1996, and approved adoption of the Company's Equity Incentive Plan for Non-Employee Directors.

Election of directors
- ---------------------
                  Name                                        Votes For                 Votes Withheld
                  ----------------                            -----------               --------------
                  James G. Andress                            395,069,475               1,892,547

                  Warren L. Batts                             395,181,461               1,780,561

                  Edward A. Brennan                           394,112,412               2,849,610

                  Jerry D. Choate                             395,053,031               1,908,991

                  James M. Denny                              395,115,994               1,846,028

                  Christopher F. Edley                        395,042,339               1,919,683

                  William E. LaMothe                          395,133,487               1,828,535

                  Michael A. Miles                            395,063,540               1,898,482

                  Nancy C. Reynolds                           395,045,235               1,916,787

                  Mary Alice Taylor                           394,981,189               1,980,833



                  Approval of Deloitte & Touche as Auditors for 1996
                  --------------------------------------------------

                  Votes For          Votes Against       Abstentions
                  -----------        -------------       -----------
                  394,412,075        1,041,083           1,508,864



Approval of Adoption of Equity Incentive Plan for Non-Employee Directors
- ------------------------------------------------------------------------

Votes For                  Votes Against                      Abstentions               Broker Non-Votes
- -----------                -------------                      -----------               ----------------
363,253,289                29,426,535                         4,282,198                       -0-


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

              An  Exhibit  Index has been  filed as part of this  Report on Page
              E-1.

          (b) Reports on Form 8-K.

              None

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        The Allstate Corporation
                                        (Registrant)



   August 14, 1996                       By /s/Samuel H. Pilch

                                           ------------------
                                           Samuel H. Pilch
                                           Controller


                                        (Principal Accounting Officer
                                    and duly authorized Officer of Registrant)

                                EXHIBIT INDEX
                           THE ALLSTATE CORPORATION
                          QUARTER ENDED JUNE 30, 1996
                       --------------------------------





                                                                                          Sequentially
Exhibit No.                  Description                                                  Numbered Page
- ----------                   -----------                                                  -------------

   4 Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiary.

  11 Computation of earnings per common share for The Allstate Corporation and consolidated subsidiary.

  15       Acknowledgment  of awareness from Deloitte & Touche LLP, dated August
           13, 1996, concerning unaudited interim financial information.

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.



                                                                     Exhibit 11
                     THE ALLSTATE CORPORATION AND SUBSIDIARY
                    COMPUTATION OF EARNINGS PER COMMON SHARE



($ in millions, except for per share data)                        Three Months Ended June 30,          Six Months Ended June 30,
                                                                --------------------------------     ------------------------------

                                                                    1996              1995               1996              1995
                                                                --------------    --------------     -------------     ------------

Net Income                                                        $764               $519               $1,188            $1,061
                                                                ==============    ==============     =============     ============

Primary earnings per common share computation:

      Weighted average number of common shares                     445.8              448.9                446.6             449.1
      Assumed exercise of dilutive stock options                     2.4                0.5                  2.5               0.3
                                                                --------------    --------------     -------------     ------------
         Adjusted weighted number of common shares outstanding     448.2              449.4                449.1             449.4
                                                                ==============    ==============     =============     ============

            Primary net income per share                          $1.71              $1.15                $2.65             $2.36
                                                                ==============    ==============     =============     ============

Fully diluted earnings per common share computation:

      Weighted average number of common shares                     445.8             448.9                 446.6             449.1
      Assumed exercise of dilutive stock options                     2.8               0.5                   2.8               0.5
                                                                --------------    --------------     -------------     ------------
         Adjusted weighted number of common shares outstanding     448.6             449.4                 449.4             449.6
                                                                ==============    ==============     =============     ============

            Fully diluted net income per share                     $1.70            $1.15                 $2.64             $2.36
                                                                ==============    ==============     =============     ============


                                                                     EXHIBIT 15







To the Board of Directors and Shareholders of The Allstate Corporation:


We have reviewed, in accordance with standards established by the American Institute of Certified Public Accountants, the unaudited interim financial information of The Allstate Corporation and subsidiary for the three-month and six-month periods ended June 30, 1996 and 1995, as indicated in our report dated August 14, 1996; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated by reference in Registration Statement Nos. 33-60420, 33-69568 and 33-88540 on Form S-3 and Registration Statement Nos. 33-77928, 33-93758, 33-93760, 33-93762, 33-99132, 33-99136, 33-99138, and 333-04919 on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration
Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



Deloitte & Touche LLP

Chicago, Illinois
August 14, 1996