Form 10-K/A
period 1995-12-31
ALLSTATE CORP
filed 1996-08-27
CIK 899051

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A
                               AMENDMENT NO.1 TO

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11840

                            THE ALLSTATE CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                              36-3871531
    (State of Incorporation)        (I.R.S. Employer Identification Number)


            2775 Sanders Road, Northbrook, Illinois         60062
            (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code:  (847) 402-5000

Securities registered pursuant to Section 12(b) of the Act:


                                                   Name of each exchange
       Title of each class                          on which registered
       -------------------                        -----------------------
Common Stock, par value $0.01                     New York Stock Exchange
per share (the "Common Stock")                    Chicago Stock Exchange

6.76% Exchangeable Notes                          New York Stock Exchange
Due April 15, 1998

Securities registered pursuant to Section 12(g) of the Act:  None

     On December 31, 1995, Registrant had 447,455,033 shares of Common Stock outstanding. Of these, 398,614,132 shares, having an aggregate market value (based on the closing price of these shares as reported in a summary of composite transactions in The Wall Street Journal for stocks listed on the New York Stock Exchange on December 29, 1995) of approximately $15.22 billion, were owned by stockholders other than directors and executive officers of the Registrant, The Savings and Profit Sharing Fund of Allstate Employees and any person known by the Registrant to beneficially own five percent or more of Registrant's outstanding common shares.

     Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No
                                    -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [  ]

                      Documents Incorporated By Reference

     Portions of the following documents are incorporated by reference as follows:


          Documents Incorporated                 Part of Form 10-K
          ----------------------                 -----------------

          The Allstate Corporation                   I and II
          Annual Report to Stockholders
          for the fiscal year ended
          December 31, 1995
          ("1995 Annual Report")

          The Allstate Corporation                     III
          Proxy Statement for the
          1996 Annual Meeting of
          Stockholders
          ("1996 Proxy Statement")

Item 14.        Exhibits, Financial Statement Schedules, and
                Report on Form 8-K.


(c) The following exhibits are filed herewith or incorporated herein by reference as indicated.


Exhibit
No.             Document Description
- -------         -------------------------------------------

3.(a) Restated Certificate of Incorporation of The Allstate Corporation as amended effective August 18, 1995. Incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995**


3.(b) By-Laws as amended effective June 29, 1995. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.**


4. Registrant hereby agrees to furnish to the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.


10.1 Master Agreement for Systems Operations Services, dated as of November 30, 1992, between Allstate Insurance Company and Advantis, a New York general partnership. Incorporated by reference to Exhibit 10.5 to Registration Statement No. 33-59676.

Exhibit
No.             Document Description
- -------         --------------------------

10.2 Human Resources Allocation Agreement, dated as of May 27, 1993, among Sears, Roebuck and Co., The Allstate Corporation and Allstate Insurance Company. Incorporated by reference to Exhibit
                10.14 to Registration Statement No. 33-59676.


10.3 IPO Related Intercompany Agreement, dated as of May 29, 1993, between The Allstate Corporation and Sears, Roebuck and Co. Incorporated by reference to Exhibit 10.15 to Registration Statement No. 33-59676.

10.4 Tax Sharing Agreement dated May 14, 1993 between Sears, Roebuck and Co. and its subsidiaries. Incorporated by reference to
                Exhibit 10.6 to Amendment No. 3 to Registration Statement No. 33-59676.

10.5 Separation Agreement dated February 20, 1995 between Sears, Roebuck and Co. and the Company. Incorporated by reference to
                Exhibit 10(a) to the Company's Current Report on Form 8-K dated February 22, 1995.**

10.6 Marketing File Separation Agreement dated February 20, 1995 between Sears, Roebuck and Co. and the Company. Incorporated by reference to Exhibit 10(b) to the Company's Current Report on Form 8-K dated February 22, 1995.**

Exhibit
No.             Document Description
- -------         --------------------------

10.7 Research Services Agreement dated February 20, 1995 between Sears, Roebuck and Co. and the Company. Incorporated by reference to Exhibit 10(c) to the Company's Current Report on Form 8-K dated February 22, 1995.**

10.8 Supplemental Tax Sharing Agreement dated January 27, 1995 between Sears, Roebuck and Co. and the Company. Incorporated by reference to Exhibit 10(d) to the Company's Current Report on Form 8-K dated February 22, 1995.**

10.9            Supplemental Human Resources Allocation Agreement dated
                January 27, 1995 between Sears, Roebuck and Co. and the Company. Incorporated by reference to Exhibit 10(e) to the Company's Current Report on Form 8-K dated February 22, 1995.**

10.10 Profit Sharing and Employee Stock Ownership Plan Allocation Agreement dated January 27, 1995 between Sears, Roebuck and Co. and the Company. Incorporated by reference to Exhibit 10(f) to the Company's Current Report on Form 8-K dated February 22, 1995.**

10.11* Allstate Insurance Company Supplemental Retirement Income Plan, as amended and restated effective January 1, 1996. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Exhibit
No.             Document Description
- -------         --------------------------

10.12*          The Allstate Corporation Stock Plan for Non-Employee Directors.
                Incorporated by reference to Exhibit 10.12 to Registration Statement No. 33-59676.

10.13* The Allstate Corporation Deferred Compensation Plan for Directors. Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.**

10.14* The Allstate Corporation Non- Employee Directors Retirement Plan. Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.**


10.15* The Allstate Corporation Annual Executive Incentive Compensation Plan. Incorporated by reference to Appendix A to the Company's Proxy Statement dated March 31, 1994.**


10.16* The Allstate Corporation Long-Term Executive Incentive Compensation Plan. Incorporated by reference to Appendix B to the Company's Proxy Statement dated March 31, 1994.**

Exhibit
No.             Document Description
- -------         --------------------------

10.17* The Allstate Corporation Equity Incentive Compensation Plan, as amended effective May 23, 1995. Incorporated by reference to
                Exhibit 4(c) to the Company's Registration Statement No.
                33-93760.

10.18* Form of stock option under the Equity Incentive Compensation Plan. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

10.19* The Allstate Corporation Deferred Compensation Plan effective January 1, 1995. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994**

10.20* The Allstate Corporation Employee Replacement Stock Plan, effective May 23, 1995. Incorporated by reference to Exhibit 4(c) to the Company's Registration Statement No. 33-93762.

10.21*          Form of stock option under the Replacement Stock Plan.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

10.22*          Form of restricted stock grant under the Replacement Stock Plan.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Exhibit
No.             Document Description
- -------         --------------------------

10.23*          Retirement agreement dated August 9, 1994 between Wayne E.
                Hedien and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.**

11 Computation of Earnings per Common Share. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

12              Computation of Earnings to Fixed Charges Ratio.

13 The Allstate Corporation 1995 Annual Report. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

21              The Allstate Corporation Subsidiary and Controlled Companies.
                Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

23 Independent Auditors' Consent. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Exhibit
No.             Document Description
- -------         --------------------------

28 Information from Reports Furnished to State Insurance Regulatory Authorities. Incorporated by reference to the Company's Annual
                Report on Form 10-K for the fiscal year   ended December 31,
                1995.











- ---------------
*   A management contract or compensatory plan or arrangement.
**  SEC File No. 1-11840

                                   SIGNATURES



     Pursuant to the Requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to its Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THE ALLSTATE CORPORATION




August 26, 1996                     /s/Thomas J. Wilson
                                    ------------------------
                                    Vice President and Chief
                                    Financial Officer

                                 EXHIBIT INDEX



Exhibit                                                    Sequential
No.                     Document Description               Page No.
- -------                 --------------------               --------


12.                     Computation of Earnings to
                        Fixed Charges Ratio.