Form 10-Q
period 1996-09-30
ALLSTATE CORP
filed 1996-11-14
CIK 899051

Washington, D.C.  20549

                     ---------------------

                            FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED September 30, 1996

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

                         YES /X/     NO


      AS OF OCTOBER 31, 1996, THE REGISTRANT HAD 444,672,713 COMMON SHARES, $.01 PAR VALUE, OUTSTANDING.

                          THE ALLSTATE CORPORATION
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                              SEPTEMBER 30, 1996


PART 1  -  FINANCIAL INFORMATION                                                                                   PAGE


Item 1.    Financial Statements.

           Condensed Consolidated Statements of Operations
           for the Three and Nine Months Ended September 30, 1996
           and 1995 (unaudited).                                                                                     1


           Condensed Consolidated Statements of Financial
           Position as of September 30, 1996 (unaudited)
           and December 31, 1995.                                                                                    2

           Condensed Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 1996
           and 1995 (unaudited).                                                                                     3

           Notes to Condensed Consolidated Financial
           Statements (unaudited).                                                                                   4

           Independent Certified Public Accountants'
           Review Report.                                                                                            11

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.                                                            12


PART II -  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.                                                                          33



                             PART I. FINANCIAL INFORMATION

                              ITEM 1. FINANCIAL STATEMENTS

                         THE ALLSTATE CORPORATION AND SUBSIDIARY

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                                 Three Months Ended   Nine Months Ended
                                                                                    September 30,       September 30,
                                                                                 -----------------    -----------------
                                                                                   1996       1995      1996      1995
                                                                                 --------   -------    -------   -------
                                                                                                 (Unaudited)
 ($ in millions except per share data)

Revenues
    Property-liability insurance premiums earned                                   $4,598    $4,442    $13,792   $13,001
    Life insurance premium income and contract
     charges                                                                          338       290        950     1,011
    Net investment income                                                             958       912      2,842     2,690
    Realized capital gains and losses                                                 121        55        658       241
                                                                                  --------   -------   -------   -------
                                                                                    6,015     5,699     18,242    16,943
                                                                                  --------   -------   -------   -------

Costs and expenses
    Property-liability insurance claims and
     claims expenses                                                               3,825      3,458     11,041    10,111
    Life insurance policy benefits                                                   578        546      1,685     1,767
    Amortization of deferred policy
     acquisition costs                                                               584        554      1,721     1,564
    Operating costs and expenses                                                     438        535      1,604     1,686
    California Earthquake Authority assessment                                       150          -        150         -
    Interest expense                                                                  19         18         57        54
                                                                                  --------   -------     ------   -------
                                                                                   5,594      5,111     16,258    15,182
                                                                                  --------   -------   -------    -------

(Loss)gain on disposition of operations                                             (125)         -       (125)      159

Income from operations before income tax
    expense and equity in net income
    of unconsolidated subsidiary                                                     296        588       1,859     1,920

Income tax expense                                                                    11        148         400       462
                                                                                  --------   ---------    -------   -----

Income before equity in net income of
 unconsolidated subsidiary                                                           285        440       1,459     1,458

Equity in net income of unconsolidated
 subsidiary                                                                            7          6          21        49
                                                                                  --------   ---------    -------   ------

Net income                                                                          $292       $446      $1,480     $1,507
                                                                                  ========   =========    =======   ======

Net income per share                                                                $  0.65    $  1.00   $    3.30  $    3.36
                                                                                   ========   =========    =======    =======

Weighted-average common and common
    equivalent shares outstanding                                                    447.4      448.1       448.7      448.7
                                                                                   ========   =========   =======    =======


                See notes to condensed consolidated financial statements.

                THE ALLSTATE CORPORATION AND SUBSIDIARY

        CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION




                                                                                 September 30,   December 31,
($ in millions)                                                                      1996            1995

                                                                                 -------------   -------------
                                                                                  (Unaudited)

Assets
Investments
     Fixed income securities available for sale, at fair value
         (amortized cost $44,364 and $41,907)                                      $ 45,795       $  45,272
     Equity securities, at fair value (cost $4,018 and $4,716)                        5,370           6,150
     Mortgage loans                                                                   3,265           3,280
     Real estate                                                                        719             786
     Short-term                                                                         695             548
     Other                                                                              502             469
                                                                                   ----------     -----------
         Total investments                                                           56,346          56,505

Premium installment receivables, net                                                  2,701           2,935
Deferred policy acquisition costs                                                     2,470           2,004
Reinsurance recoverables, net                                                         2,130           1,829
Property and equipment, net                                                             701             724
Accrued investment income                                                               771             750
Deferred income taxes                                                                   588             229
Cash                                                                                    164              90
Other assets                                                                          1,402           1,154
Separate Accounts                                                                     4,940           3,809
                                                                                  ----------      ----------
         Total assets                                                              $ 72,213        $ 70,029
                                                                                  ==========      ==========

Liabilities
Reserve for property-liability insurance
     claims and claims expense                                                     $ 17,391        $ 17,687
Reserve for life insurance policy benefits                                            6,014           6,071
Contractholder funds                                                                 19,864          19,146
Unearned premiums                                                                     6,231           6,188
Claim payments outstanding                                                              521             568
Other liabilities and accrued expenses                                                3,114           2,663
Short-term debt                                                                         192               -
Long-term debt                                                                        1,229           1,228
Separate Accounts                                                                     4,928           3,798
                                                                                   ----------      ----------
         Total liabilities                                                           59,484          57,349
                                                                                   ----------      ----------

Commitments and Contingent Liabilities (Notes 2, 3, 4, and 6)

Shareholders' equity
Preferred stock, $1 par value, 25 million
     shares authorized, none issued                                                       -               -
Common stock, $.01 par value, 1 billion shares
     authorized and 450 million issued, 444.7 million
     and 447.5 million shares outstanding                                                 5               5
Additional capital paid-in                                                            3,133           3,134
Unrealized net capital gains                                                          1,612           2,636
Unrealized foreign currency translation adjustments                                      20              20
Retained income                                                                       8,457           7,261
Deferred ESOP expense                                                                  (301)           (300)
Treasury stock, at cost (5.3 million and 2.5 million shares)                           (197)            (76)
                                                                                    ---------       ---------
         Total shareholders' equity                                                  12,729          12,680
                                                                                     --------        --------
         Total liabilities and shareholders' equity                                $ 72,213        $ 70,029
                                                                                    =========       =========


       See notes to condensed consolidated financial statements.

               THE ALLSTATE CORPORATION AND SUBSIDIARY


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                  -----------------------
($ in millions)                                                                     1996          1995
                                                                                   ---------     --------
                                                                                         (Unaudited)

Cash flows from operating activities
     Net income                                                                   $1,480           $1,507
     Adjustments to reconcile net income to
        net cash provided by operating activities
         Realized capital gains and losses                                         (658)             (241)
         Loss(gain) on disposition of operations                                    125              (159)
         Interest credited to contractholder funds                                  905               889
         Increase in policy benefit and other insurance reserves                    587               780
         Increase in unearned premiums                                              311               443
         Increase in deferred policy acquisition costs                             (368)             (248)
         Change in premium installment receivables, net                              46              (720)
         Increase in reinsurance recoverables, net                                 (374)             (286)
         Change in deferred income taxes                                            109                86
         Changes in other operating assets and liabilities                          (65)              304
                                                                                  ---------      --------
            Net cash provided by operating activities                             2,098             2,355
                                                                                  ---------      --------

Cash flows from investing activities
     Proceeds from sales
         Fixed income securities available for sale                               7,839             4,748
         Fixed income securities held to maturity                                     -                24
         Equity securities                                                        2,902             1,638
     Investment collections
         Fixed income securities available for sale                               3,319             1,422
         Fixed income securities held to maturity                                     -               494
         Mortgage loans                                                             292               194
     Investment purchases
         Fixed income securities available for sale                             (14,570)           (9,609)
         Fixed income securities held to maturity                                     -              (428)
         Equity securities                                                       (1,572)           (1,696)
         Mortgage loans                                                            (280)             (390)
     Change in short-term investments, net                                         (148)               45
     Change in other investments, net                                                32                51
     Proceeds from disposition of operations                                        341                 -
     Purchases of property and equipment, net                                       (82)              (79)
                                                                                 ---------        --------
         Net cash used in investing activities                                   (1,927)           (3,586)
                                                                                 ---------        --------

Cash flows from financing activities
     Proceeds from issuance of short-term debt, net                                  192                -
     Proceeds from issuance of long-term debt                                          3              341
     Repayment of long-term debt                                                      (2)              (2)
     Repayment of demand note by Sears                                                 -              450
     Proceeds from sale of subsidiary's stock                                          -              784
     Payment to Sears for transfer of ESOP obligation                                  -             (327)
     Contractholder fund deposits                                                  2,311            2,794
     Contractholder fund withdrawals                                              (2,196)          (2,472)
     Dividends paid                                                                 (284)            (262)
     Change in treasury stock, net                                                  (121)             (52)
     Other                                                                             -              (16)
                                                                                  ---------      --------
         Net cash provided by (used in)financing activities                          (97)           1,238
                                                                                  ---------      --------

Net increase in cash                                                                  74                7
Cash at beginning of period                                                           90               56
                                                                                  ---------      --------
Cash at end of period                                                            $   164         $     63
                                                                                  =========      ========

      See notes to condensed consolidated financial statements.


                     THE ALLSTATE CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (Unaudited)


 1.Basis of Presentation

   The accompanying condensed consolidated financial statements include the accounts of The Allstate Corporation and its wholly-owned subsidiary, Allstate Insurance Company, a property-liability insurance company with various property-liability and life insurance subsidiaries, including Allstate Life Insurance Company (collectively referred to as the "Company" or "Allstate").

   The condensed consolidated financial statements and notes as of September 30, 1996 and for the three-month and nine-month periods ended September 30, 1996 and 1995 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Allstate Corporation Annual Report to Shareholders and Annual Report on Form 10-K for 1995. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

   Effective July 1, 1996 the Company changed the components of property-liability acquisition costs deferred to include all forms of agent remuneration which vary directly with premium production. This change was made to more appropriately match the costs of acquiring business to the related premium revenue and to increase the consistency of accounting for agent remuneration despite differing contractual agreements with agents. The additional costs deferred consist primarily of employer payroll taxes, benefits, and the agents' office expense allowance, which is reimbursed based on the percent of premiums written. Previously, only commissions paid to agents and agency managers, premium taxes, and inspection report costs were deferred. This change increased third quarter 1996 net income by $57 million after-tax.

2.  Disposition of Operations

   On July 31, 1996, Allstate completed the sale of Northbrook Holdings, Inc. and its wholly-owned subsidiaries (collectively "Northbrook") to St. Paul Fire & Marine Insurance Company ("St. Paul"). Northbrook writes commercial lines insurance through its subsidiaries. Allstate recorded gross proceeds of $189 million and recognized a gain of $18 million ($51 million after-tax) on the sale during the third quarter of 1996. The proceeds and gain are subject to a purchase price adjustment based on the final balance sheet of Northbrook as of July 31, 1996, expected to be completed in the fourth quarter. In connection with the sale, Allstate entered into an agreement with St. Paul whereby Allstate and St. Paul will share in any development of the closing net loss reserves of Northbrook to be settled as of July 31, 2000. Under the agreement, if the development of ultimate net loss reserves exceeds net loss reserves at closing by more than $25 million, Allstate will be required to pay St. Paul a portion of the difference, limited to $100 million. If the development of ultimate net loss reserves is less than net loss reserves at closing, St. Paul will be required to pay Allstate a portion of the difference not to exceed $50 million. The Company does not expect unfavorable reserve development based on current trends, conditions, and claim settlement processes. Premiums written for Northbrook through July 31, 1996 included in the results of operations for the three-month and nine-month periods ended September 30, 1996 were $50 million and $295 million, respectively. As a result of the sale, the Company's liability for claims and claims expense net of reinsurance recoverable was reduced by $1.01 billion and invested assets were reduced by $973 million.

   On September 16, 1996, the Company completed the sale of Allstate's U.S.-based reinsurance operations for policies written after 1984 ("Reinsurance") to SCOR U.S. Corporation ("SCOR"). The transaction consisted of the sale of certain non-insurance assets, liabilities and renewal rights and a reinsurance transaction for the insurance liabilities. The Company recorded gross proceeds of $152 million as a result of the sale and will realize an $83 million gain ($61 million after-tax). The portion of the gain relating to the sale of the renewal rights, $19 million ($12 million after-tax), was recorded in the third quarter of 1996. The remaining $64 million gain ($49 million after-tax) was deferred and will be amortized through underwriting income over the reserve run-off period, approximately five years, in accordance with retroactive reinsurance accounting. The proceeds and gains are subject to a purchase price adjustment based on the final statement of assets and liabilities sold as of September 16, 1996, expected to be completed in the first quarter of 1997.

   Pending regulatory approval, Allstate expects to complete the sale of the common stock of its London-based reinsurance operations, Allstate Reinsurance Co, Limited ("ARCO") to QBE Insurance Group Limited of Sydney, Australia ("QBE") in the fourth quarter of 1996. The Company expects to receive proceeds of $35 million and has recognized a $38 million loss($39 million after-tax) in the third quarter of 1996. In connection with the sale, Allstate will enter into an agreement with QBE whereby 80% of any ultimate adverse development on ARCO's December 31, 1995 net loss reserves will be reimbursed to QBE by Allstate. QBE will reimburse Allstate for 70% of any ultimate favorable net loss development. Development will be settled annually. At the closing, in addition to the $35 million cash proceeds, QBE will deposit approximately $20 million in escrow related to this agreement, representing a contingent purchase payment. If 1996 net loss development is favorable, Allstate will receive the $20 million escrow deposit in addition to 70% of any redundancy. Allstate would report this as a purchase price adjustment in 1997. If 1996 net loss development is unfavorable, the amount held in escrow will be used to satisfy any of Allstate's obligation, with the excess, if any, paid to Allstate. In addition, the development of accident year 1996 underwriting results for QBE is limited to a combined ratio of 110 for contracts in place as of the closing date, and to be reviewed and settled annually.

   Premiums written for Reinsurance and ARCO for the third quarter and first nine months of 1996, were $101 million and $292 million, respectively. As a result of the Reinsurance sale, during the third quarter of 1996, the Company's invested assets were reduced by $300 million.

   During the third quarter of 1996, the Company increased by $87 million ($55 million after-tax) the provision for future losses provided for the run-off of the mortgage pool business in the loss on disposition of operations line of the income statement. The provision was established in the second quarter of 1995, in connection with Allstate's decision to exit the mortgage guaranty insurance business. The increase was due primarily to revised loss trend analyses based on continued weakness in Southern California's economic conditions, including real estate prices and unemployment. This business, which is highly concentrated in Southern California, continues to be affected by the factors described above, as well as interest rate volatility or a combination of such factors. These factors are considered in the reevaluation of the provision for future losses.

   Allstate entered into an agreement to sell the renewal rights of 137,000 Florida property policies to Clarendon National Insurance Company. Beginning with policies expiring after November 14, 1996, Allstate will no longer provide coverage for these polices as they expire over the next twelve months. In connection with the sale of these policies, the Company recognized a loss of $37 million ($24 million after-tax) in the third quarter of 1996. The Company is expecting annual written premiums to decrease by approximately $78 million as a result of this transaction.

3.  California Earthquake Authority

   During the third quarter of 1996, the Governor of California signed legislation which established the terms under which the California Earthquake Authority ("CEA") will become operational. The CEA is a privately-financed, publicly-managed state agency created to provide coverage for earthquake damage resulting from the movement of the earth. Insurers selling homeowners insurance will continue to be required to offer earthquake insurance to their customers either through their company or participation in the CEA. The CEA will become operational when insurers representing at least 70% of the California residential property insurance market agree to participate and the necessary commitments from reinsurers are obtained. Assuming the required level of participation and reinsurance commitments are obtained, the Department of Insurance has stated that it expects the CEA to be selling policies in December, 1996. Until the CEA becomes operational, Allstate will continue to write its earthquake mini-policy for policies renewing. The mini-policy, introduced late in the second quarter of 1996, increases deductibles and eliminates coverage for most non-dwelling structures and significantly reduces Allstate's exposure from what was in place at the time of the Northridge earthquake in 1995. The CEA will issue earthquake policies as existing policies issued by participating insurers expire.

   The capital needed to create and operate the CEA is to be obtained through assessments on participating insurance companies, reinsurance, and funding from the capital markets. Initially, insurance companies who elect to participate in the CEA will be assessed approximately $1 billion based on their respective market share of earthquake coverage. Allstate's pretax assessment, including related expenses, of approximately $150 million was expensed in the third quarter of 1996.

   Allstate may be assessed in the future depending on the capital level of the CEA. If the capital of the CEA drops below $350 million, participating insurers may be assessed over a period of twelve years, based on market share, an amount not to exceed $3 billion in total. Participating insurers are required to fund a third assessment, not to exceed $2 billion in total, if aggregate earthquake losses exceed $8.5 billion and the CEA's capital falls below $350 million. The authority of the CEA to assess participating insurers expires when the CEA has completed twelve years of operation. Allstate does not expect its portion of these additional contingent assessments, if needed, to exceed $750 million.

4. Reserve for Property-Liability Insurance Claims and Claims Expense

   The Company establishes reserves for claims and claims expense on reported and unreported claims of insured losses. These reserve estimates are based on known facts and interpretation of circumstances, including the Company's experience with similar cases and historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims, product mix, and unavailable reinsurance balances, as well as other factors including court decisions, economic conditions and public attitudes.

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

   During the third quarter of 1996, the Company concluded a comprehensive re-evaluation of its net loss reserves, including the process for estimating and identifying available reinsurance, for its Discontinued Lines and Coverages segment which resulted in an increase in net loss reserves of $318 million. The increase in net loss reserves consisted of several components, including a $244 million net increase in environmental and asbestos net loss reserves, a $60 million net increase in other latent exposure and general liability net loss reserves, and a $14 million increase in the provision for future insolvencies of reinsurers.

   Allstate's exposure to environmental and asbestos claims stem principally from excess and surplus business written from 1972-1985, including substantial excess and surplus general coverages on Fortune 500 companies, and reinsurance coverage written during the 1960's through the 1980's, including reinsurance on primary insurance written on large U.S. companies. Establishing net loss reserves for environmental and asbestos claims is subject to uncertainties that are greater than those presented by other types of claims. Among the complications are the lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, and the extent and timing of any such contractual liability. The legal issues concerning the interpretation of various insurance policy provisions and whether environmental and asbestos losses are or were ever intended to be covered are complex. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insured obligation to defend; how policy limits are determined; how policy exclusions are applied and interpreted; and whether clean-up costs represent insured property damage. Management believes these issues are not likely to be resolved in the near future.

   As the industry has gained experience evaluating environmental and asbestos exposures some actuarial firms have developed meaningful techniques and databases to estimate environmental and asbestos liabilities. Allstate gained access to complex databases developed by outside experts to estimate the cost of liabilities for environmental claims. The databases contained lists of known potentially responsible parties ("PRP"), National Priority List ("NPL") sites, and the Environmental Protection Agency's estimate of clean-up costs. Allstate's policy files were compared to the databases, and factors to estimate growth of NPL sites, state sites, third party claims, natural resource damage, probability of coverage, and PRP's being named at future sites were applied to determine an estimate of the Company's potential environmental loss. The Company also refined its own estimation techniques, which were tested and validated by outside actuaries, to estimate environmental and asbestos losses. Allstate used a combination of these resources, along with an extensive internal review of its current claim exposures to estimate environmental and asbestos reserves. The Company performed an in-depth analysis of its reinsurance recoverables and refined its process for estimating and identifying available reinsurance since some reinsurers have become insolvent or Allstate has commuted their agreements. During the third quarter of 1996, loss reserves for asbestos exposures increased $153 million before consideration of reinsurance recoverables and $72 million net of reinsurance recoverables. Loss reserves for environmental exposures decreased $10 million before consideration of reinsurance recoverables and increased $172 million net of reinsurance recoverables during the third quarter of 1996. For the nine months ended September 30, 1996, net loss reserves for environmental and asbestos exposures increased by $220 million and $32 million, respectively. Environmental and asbestos net loss reserves as of September 30, 1996 were $740 million and $533 million, respectively.

   In addition to environmental and asbestos exposures, the studies also included an assessment of current claims for other latent exposures which primarily relate to products liability claims, such as those for medical devices and other products, and general liabilities. Loss reserves for other latent exposures and general liabilities increased $87 million before consideration of reinsurance recoverables and $60 million net of reinsurance recoverables as a result of the studies. This increase is net of the movement of $103 million of general liability net loss reserves between 1985 and later accident years to pre-1985 accident years.

   In 1986, the general liability policy form used by Allstate and others in the property-liability industry was amended to introduce an "absolute pollution exclusion," which excluded coverage for environmental damage claims and added an asbestos exclusion. Most general liability policies issued prior to 1986 contain annual aggregate limits for products liability coverage, and policies issued after 1986 also have an annual aggregate limit as to all coverages. Allstate's experience to date is that these policy form changes have effectively limited its exposure to environmental and asbestos claim risks assumed as well as primary commercial coverages written subsequent to 1986. Allstate's reserves, net of reinsurance recoverables of $524 million and $647 million, for environmental and asbestos claims were $1.27 billion and $1.02 billion at September 30, 1996 and December 31, 1995, respectively.

   Management believes its net loss reserves for environmental and asbestos coverages and other latent exposures are appropriately established based on available facts, updated technology, laws, and regulations. However, due to the inconsistencies of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties, the ultimate cost of these claims may vary materially from the amounts currently recorded, resulting in an increase in the net loss reserves. In addition, while the Company believes the improved actuarial techniques and databases have assisted in its ability to estimate environmental and asbestos net loss reserves, these refinements may subsequently prove to be inadequate indicators of the extent of probable net loss. Due to the uncertainties and factors described above, management believes it is not practicable to develop a meaningful range for any such additional net loss reserves that may be required.

5. Reinsurance

   Property-liability insurance premiums and life insurance premium income and contract charges are net of reinsurance ceded as follows:

                                     Three Months Ended   Nine Months Ended
                                       September 30,        September 30,
($ in millions)
                                        1996      1995     1996       1995
                                        ----      ----     ----       ----


Property-liability premiums........     $119       $135    $404       $396
Life insurance premium income and
 contract charges..................       44         14      73         39

  Property-liability insurance claims and claims expense and life insurance policy benefits are net of reinsurance recoveries as follows:

                                     Three Months Ended   Nine Months Ended
                                       September 30,        September 30,
($ in millions)
                                        1996      1995     1996       1995
                                        ----      ----     ----       ----


Property-liability claims and
 claims expense...................       $11       $236    $200       $590
Life insurance policy benefits
 and contract charges.............         6          6      30         17




6. Regulation and Legal Proceedings

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders of The Allstate Corporation:


We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiary as of September 30, 1996, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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




Deloitte & Touche LLP

Chicago, Illinois
November 13, 1996

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three-Month and Nine-Month Periods Ended September 30, 1996 and 1995

   The following discussion highlights significant factors influencing results of operations and changes in financial position of The Allstate Corporation (the "Company" or "Allstate"). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1 along with the discussion and analysis found under Part 2. Item 7 of The Allstate Corporation Annual Report on Form 10-K for the year ended December 31, 1995.

Consolidated Operations

   Consolidated revenues for the third quarter of 1996 increased 5.5% to $6.02 billion from $5.7 billion for the same period last year reflecting a $156 million increase in property-liability earned premiums, a $66 million increase in net realized capital gains, a $48 million increase in life premium income and contract charges and a $46 million increase in net investment income. Consolidated revenues for the first nine months of 1996 increased 7.7% to $18.24 billion from $16.94 billion for the same period in 1995 reflecting a $791 million increase in property-liability earned premiums, a $417 million increase in net realized capital gains, and a $152 million increase in net investment income, partially offset by a $61 million decrease in life premium income and contract charges. The increase in property-liability earned premiums for the three-month and nine-month periods are due primarily to growth in the non-standard auto business. Increased capital gains for the nine-month period resulted primarily from repositioning the property-liability investment portfolio in the second quarter of 1996. Revenue results for the Company's primary insurance segments are discussed further in the following sections.

   Net income for the third quarter of 1996 was $292 million, or 65 cents per share, compared with $446 million, or $1.00 per share, for the same period of 1995. Net income for the first nine months of 1996 was $1.48 billion, or $3.30 per share, compared with $1.51 billion, or $3.36 per share, for the same period of 1995. For both the three-month and nine-month periods ended September 30, 1996, increased property-liability net realized capital gains and life operating income were more than offset by increased property-liability underwriting losses, the California Earthquake Authority ("CEA") assessment and a net loss on the disposition of operations. The property-liability underwriting losses increased for both periods, as increases in earned premiums, favorable auto injury severity trends, and a benefit due to a change in the components of acquisition costs deferred to include all forms of agent remuneration that vary with premium production, were more than offset by an increase to the reserves for claims and claims expense (net loss reserves) for certain discontinued lines and coverages and catastrophe losses.

   Net income for the nine-month period ended September 30, 1995 included a $93 million after-tax gain from the sale of 70% of The PMI Group, Inc.

Property-Liability Operations

Overview

   In order to focus primarily on its core strengths, during the third quarter of 1996, the Company sold the majority of its "Business Insurance" segment which was comprised of commercial property and casualty and reinsurance operations. As a result, the Company's property-liability operations include two segments:
Personal Property and Casualty ("PP&C") and Discontinued Lines and Coverages ("Discontinued Lines and Coverages"). PP&C, which has historically included all of the Company's personal property and casualty business, has been revised to include ongoing commercial business written through the same agent distribution channel. Discontinued Lines and Coverages consists of business no longer written by Allstate, including results from asbestos, environmental, and other commercial and mortgage pool business in run-off, as well as the historical results of businesses sold in 1996.

   Underwriting  results  for  each  of  the  property-liability   segments  are
discussed separately beginning on page 19.

   The following table sets forth certain unaudited summarized financial data and key operating ratios for the Company's property-liability operations for the three-month and nine-month periods ended September 30, 1996 and 1995.


                                     Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                       -------------          -------------

($ in millions)                         1996        1995        1996     1995
                                        ----        ----        ----     ----


Premiums written..................... $4,798     $4,647     $14,063    $13,432
                                       =====      =====      ======     ======

Premiums earned...................... $4,598     $4,442     $13,792    $13,001
Claims and claims expense............  3,825      3,458      11,041     10,111
Other costs and expenses.............    894        963       2,952      2,899
                                         ---        ---       -----      -----
Underwriting (loss) income ..........   (121)        21        (201)        (9)
California Earthquake
 Authority assessment........            150          -         150          -
Net investment income ...............    439        406       1,306      1,199
Realized capital gains and
 losses, after-tax...................     77         33         405        129
(Loss)gain on disposition
of                                       (55)        -          (55)        93
                                                      -
operations, after-tax..
Income tax (benefit) expense on
 operations..........................     (4)        91        119        199
                                          ---        --       -----      -----
Income before equity in net
 income of unconsolidated
 subsidiary..........................    194        369       1,186      1,213
Equity in net income of
 unconsolidated subsidiary...........      7          6          21         49
                                          --         --          --         --
Net income...........................  $ 201      $ 375      $1,207     $1,262
                                         ===        ===       =====      =====

Catastrophe losses...................  $ 304     $  171      $  815      $ 707
                                         =====    =====       =====       ====

Operating ratios.....................
Claims and claims expense
 ("loss") ratio......................   83.2       77.8        80.1       77.8
Expense ratio........................   19.4       21.7        21.4       22.3
                                        ----       ----       -----      -----
Combined ratio.......................  102.6       99.5       101.5      100.1
                                       =====       ====       =====      =====
Effect of catastrophe losses
 on combined ratio...................    6.6        3.8         5.9        5.4
                                         ====      ====       =====      =====


Net Investment Income and Realized Capital Gains

   Pretax net investment income increased 8.1% and 8.9% for the three-month and nine-month periods of 1996, compared with the same periods in 1995. For the quarter, increased investment income resulted from an increase in invested balances as a result of positive cash flows over the last twelve months partially offset by the sale of Northbrook and Reinsurance in the third quarter of 1996. The pretax portfolio yield also increased slightly due to the repositioning of the portfolio during the second quarter of 1996 and the transfer of lower yielding Northbrook investments during the third quarter in connection with the sale to St. Paul, partially offset by the negative impact of calls and maturities of higher yielding bonds. The second quarter 1996 portfolio repositioning is not expected to impact after-tax portfolio yields. The increased investment income for the nine-month period was primarily due to increased invested balances as a result of positive cash flows from operations, and the full year impact of proceeds received from The PMI Group, Inc. and Sears Distribution transactions in the second quarter of 1995, partially offset by the sale of Northbrook and Reinsurance.

   Realized capital gains after-tax for the third quarter of 1996 were $77 million compared with $33 million for the same period in 1995. The increase was primarily due to the Company's sale of securities to take advantage of favorable investment performance and market conditions. For the first nine months of 1996, realized capital gains after-tax were $405 million compared with $129 million for the comparable period in 1995. During the first half of 1996, the Company reassessed the market risk associated with its property-liability fixed income and equity securities portfolios and, as a result, sold a portion of its equity securities and tax-exempt long-term fixed income securities. Approximately $234 million of capital gains after-tax were realized in the second quarter of 1996 as a result of this repositioning. The proceeds from the repositioning were reinvested in taxable intermediate-term fixed income securities (see Investments).

   Increases in property-liability net investment income will be lower in the future as a result of the sales of Northbrook and Reinsurance. These sales resulted in a net reduction of the property-liability invested balances of approximately $1.27 billion in the third quarter of 1996.

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

   Catastrophe losses for the third quarter of 1996 were $304 million compared to $171 million for the same period of 1995. The increase was primarily due to the effects of Hurricane Fran. For the nine-month period ended September

30, 1996, catastrophe losses were $815 million versus $707 million for the same period in 1995.

   The establishment of appropriate reserves for catastrophes that have occurred, as for all property-liability claims, is an inherently uncertain process. Catastrophe reserve estimates are regularly reviewed and updated, using the most current information. Any resulting adjustments, which may be material, are reflected in current period operations.

Catastrophe Management

   Allstate has initiated strategies to limit, over time, its insurance exposures in certain regions prone to catastrophes, subject to the requirements of insurance laws and regulations and as limited by competitive considerations. These strategies include reductions in policies in force in catastrophe prone areas, limits on new business production, and limitations on certain policy coverages. In addition, Allstate has requested rate increases in certain catastrophe prone areas.

   During the third quarter of 1996, the Company received approval from the Florida Department of Insurance on key components of the Company's plan to reorganize its Florida property business in order to reduce its exposure to hurricanes. As part of this plan, the Company has taken the following actions.

      The Allstate Floridian Insurance Company ("Floridian") was formed to sell and service Allstate's Florida property policies. Effective September 17, 1996, all new Florida property policies were written in Floridian. Beginning with policies expiring after October 31, 1996, Allstate's existing Florida property policies will be transferred to Floridian as policies are renewed.

      Floridian   entered  into  catastrophe   reinsurance   agreements  with  a
      non-affiliated entity which provides access to approximately $400 million of catastrophe reinsurance protection.

      Allstate entered into an agreement to sell the renewal rights of 137,000 Florida property policies to Clarendon National Insurance Company. Beginning with policies expiring after November 14, 1996, Allstate will no longer provide coverage for these polices as they expire over the next twelve months. In connection with the sale of these policies, the Company recognized an after-tax loss of $24 million in the third quarter of 1996. The Company is expecting annual written premiums to decrease by approximately $78 million as a result of this transaction.

      Beginning September 16, 1996, Allstate discontinued its non-renewal program, which pertained to certain Florida counties.

      Effective September 17, 1996, for new business, and November 1, 1996, for renewal business, Florida property policies contained certain coverage and deductible modifications and a 22% statewide average increase in premium rates. The Company will be unable to increase property premium rates in Florida until January of 1999.

      The Company anticipates regulatory approval to transfer the wind damage portion of approximately 67,000 Allstate property policies to the Florida Windstorm Underwriting Association. Once approved, the

      Company expects annual premium written to decrease by approximately $12 million.

    Management believes as these actions are implemented the Company's exposure to catastrophes will be reduced in Florida.

   During the third quarter of 1996, the Governor of California signed legislation which established the terms under which the California Earthquake Authority ("CEA") will become operational. The CEA is a privately-financed, publicly-managed state agency created to provide coverage for earthquake damage resulting from the movement of the earth. Insurers selling homeowner insurance will continue to be required to offer earthquake insurance to their customers either through their company or participation in the CEA. The CEA will become operational when insurers representing at least 70% of the California residential property insurance market agree to participate and the necessary commitments from reinsurers are obtained. Assuming the required level of participation and reinsurance commitments are obtained, the Department of Insurance has stated that it expects the CEA to be selling policies in December, 1996. Until the CEA becomes operational, Allstate will continue to write its earthquake mini-policy for policies renewing. The mini-policy, introduced late in the second quarter of 1996, increases deductibles and eliminates coverage for most non-dwelling structures and significantly reduces Allstate's exposure from what it was at the time of the Northridge earthquake in 1995. The CEA will issue earthquake policies as existing policies issued by participating insurers expire.

   The capital needed to create and operate the CEA is to be obtained through assessments on participating insurance companies, reinsurance, and funding from the capital markets. Initially, insurance companies who elect to participate in the CEA will be assessed approximately $1 billion based on their respective market share of earthquake coverage. Allstate's pretax assessment, including related expenses, of approximately $150 million was expensed in the third quarter of 1996.

   Allstate may be assessed in the future depending on the capital level of the CEA. If the capital of the CEA drops below $350 million, participating insurers may be assessed over a period of twelve years, based on market share, an amount not to exceed $3 billion in total. Participating insurers are required to fund a third assessment, not to exceed $2 billion in total, if aggregate earthquake losses exceed $8.5 billion and the CEA's capital falls below $350 million. The authority of the CEA to assess participating insurers expires when the CEA has completed twelve years of operation. Allstate does not expect its portion of these additional contingent assessments, if needed, to exceed $750 million.

   As a result of the passage of the CEA legislation, Allstate returned to writing new property policies in California on November 4, 1996. Management believes Allstate's exposure to earthquake losses will be significantly reduced in the future as a result of the CEA. However, the Company continues to be exposed to earthquake losses for the next year until all policies expire and are rewritten by the CEA. Assuming the CEA commences operations on December 1, 1996, the Company will non-renew approximately $109 million in premiums written over the following year. The homeowner policy also provides coverage for losses caused by fires following an earthquake.

   For Allstate, major areas of potential losses due to hurricanes include major metropolitan centers near the eastern and gulf coasts of the United States. The major areas of exposure to potential losses due to earthquakes in California include population centers in and around Los Angeles and San Francisco. Other areas in the United States with exposure to potential earthquake losses include areas surrounding the New Madrid fault line and faults in and surrounding the Seattle, Washington area. Although the Company has made progress in California and Florida, Allstate continues to evaluate options in the reinsurance market for appropriate coverage at acceptable rates, the financial markets, and other business strategies to more effectively manage its exposure to catastrophic losses in other areas.

Disposition of Operations

   The (loss) gain on the disposition of operations line in the statement of operations is comprised of the following after-tax gains and losses:

          $51 million gain from the sale of the Northbrook commercial lines operations;
          $12 million gain from the sale of the U.S.-based reinsurance operations;
          $24 million loss from the sale of renewal rights of certain Florida homeowners policies to Clarendon National Insurance Company;
          $39 million expected loss from the sale of the foreign-based reinsurance operations;
          $55 million loss due to an increase in the provision for future losses established in connection with Allstate's decision to exit the mortgage guaranty insurance business.


   The sale of certain Florida renewal rights to Clarendon National Insurance Company is discussed in Catastrophe Management. The sales of Northbrook commercial operations, U.S.-based reinsurance operations, foreign-based reinsurance operations, and the increase in provision for future losses established for mortgage guaranty business are discussed in detail in Discontinued Lines and Coverages.

Underwriting Results

   PP&C - Underwriting results and key operating ratios for the Company's Personal Property and Casualty insurance segment for the three-month and nine-month periods ended September 30, 1996 and 1995 are summarized in the following table.

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                      -------------           -------------

($ in millions)                       1996       1995       1996        1995
                                      ----       ----       ----        ----


Premiums written................   $ 4,651    $ 4,377   $ 13,480    $ 12,670
                                     ======     =====    =======     =======

Premiums earned.................   $ 4,459    $ 4,186     13,164      12,258
Claims and claims expense.......     3,410      3,188     10,159       9,346
Other costs and expenses........       837        869      2,720       2,650
                                       ---       ----     ------      ------
Underwriting income.............   $   212    $   129    $   285     $   262
                                       ===       ====     ======      ======

Catastrophe losses..............   $   303    $   168    $   808     $   688
                                       ===

Operating ratios................
  Claims and claims expense
   ("loss") ratio...............       76.5       76.1       77.2        76.3
  Expense ratio.................       18.8       20.8       20.6        21.6
                                       ----       ----       ----        ----
  Combined ratio................       95.3       96.9       97.8        97.9
                                       ====       ====       ====        ====
  Effect of catastrophe losses
   on combined ratio............        6.8        4.0        6.1         5.6
                                        ===        ===        ===         ===

   PP&C primarily sells private-passenger auto and homeowners insurance to individuals. The Company separates the voluntary personal auto insurance business into two categories for underwriting purposes according to insurance risks: the standard market and the non-standard market. The standard market consists of drivers who meet certain criteria which classifies them as having low to average risk of loss expectancy. The non-standard market consists of drivers who have higher-than-average risk profiles due to their driving records or the types of cars they own. These policies are written at rates higher than standard auto rates. PP&C is pursuing a segmented growth strategy with respect to geographic areas, attempting to grow more rapidly in areas where risk of loss from catastrophes and the regulatory climate are more conducive to attractive returns and limiting growth in markets that do not provide appropriate returns. The ongoing commercial property and casualty insurance written through the same agent distribution channels as auto and homeowners is also included in this segment. Ongoing commercial business premiums written accounted for less than 3% of PP&C premiums written for the quarter and nine-month period ended Septmber 30, 1996. Segment results for 1995 have been restated to reflect this change.

   PP&C premiums written for the third quarter increased 6.3% over the third quarter of 1995. For the nine-month period ending September 30, 1996, PP&C premiums written increased 6.4% over the comparable period for 1995. The Company's long term goals for premiums written are greater than the current increases. Standard auto premiums written increased 2.3% to $2.63 billion for the third quarter of 1996, compared with $2.57 billion for the same period in 1995. For the first nine months of 1996, standard auto premiums increased 2.5% to $7.80 billion from $7.61 billion for the same period in 1995. The growth in standard auto premiums written for both the three-month and nine-month periods was driven primarily by increases in policies in force (unit sales) and average premiums on renewals. The growth in policies in force was generally achieved in markets that management believes will be profitable, partially offset by a decline in policies in some of those markets that management believes do not provide appropriate returns. Average premium increases were primarily attributable to a shift to newer and more expensive autos and, to a lesser extent, rate increases which in general are limited by regulatory and competitive factors. The reduced rate of increase in standard auto premiums written, as compared to 1995, reflects in part, the competitive pressures currently facing this market. The Company is pursuing various initiatives to increase the growth of Allstate's standard auto premium.

   Non-standard auto premiums written increased 28.5% to $717 million in the third quarter of 1996, from $558 million for the same period in 1995. For the nine-month period non-standard auto premiums written increased 28.1% to $2.03 billion compared with $1.58 billion for 1995. The increase for both periods was driven by an increase in policies in force and, to a lesser extent, average premiums. Policies in force increased in both new and renewal business. The increase in average premiums was primarily due to rate increases.

   Homeowners premiums written for the three-month period ended September 30, 1996 were $835 million, an increase of 2.2% over third quarter 1995 premiums of $817 million. For the first nine months of 1996 homeowners premiums written were $2.29 billion an increase of 5.1% over the same period of 1995. For the quarter the increase was primarily attributable to an increase in renewal policies in force and to a lesser extent average premiums. The reduced rate of increase in homeowners premiums written for the quarter was impacted by the issuance of the California earthquake mini-policy. The mini-policy reduces the Company's exposure to earthquake losses and as a result charges a lower premium. The increase for the nine-month period was primarily due to higher average premiums on renewals. The higher average premiums are primarily due to rate increases in catastrophe exposure areas, principally Florida, and the effect of policy provisions which adjust for inflation. Growth in policies in force is primarily occurring in areas targeted for growth and is partially offset by reductions in policies in certain catastrophe exposure areas.

   For the third quarter of 1996, PP&C had underwriting income of $212 million compared with underwriting income of $129 million for the same period in 1995. The increase in underwriting income was primarily due to favorable auto injury coverage severity (average cost per claim) growth trends, growth in premiums written, an improved expense ratio, and favorable standard auto frequency trends which were partially offset by an increase in catastrophe losses. Auto physical damage coverage claim severities increased over the prior year, driven by moderate inflationary pressure. Auto injury claim severities trended favorably as compared to relevant medical cost indexes.

   For the first nine months of 1996, PP&C had underwriting income of $285 million compared with $262 million for the comparable period of 1995. The increase in underwriting income was primarily due to favorable loss trends in auto injury coverage claim severities, premium growth, and an improved expense ratio, which was partially offset by increases in loss frequency trends (rate of claim occurrence) and catastrophe losses. The increase in loss frequency was primarily due to weather-related losses from the first quarter of 1996.

   The improvement in the expense ratio for the three-month and nine-month periods was primarily the result of a change in the components of property-liability acquisition costs deferred to include all forms of agent remuneration which vary directly with premium production. This change was made to more appropriately match the costs of acquiring business to the related premium revenue and to increase the consistency of accounting for agent remuneration despite differing contractual agreements with agents. The additional costs deferred consist primarily of employer payroll taxes, benefits, and the agents' office expense allowance, which is reimbursed based on the percent of premiums written. Previously, only commissions paid to agents and agency managers, premium taxes, and inspection report costs were deferred. This change had a favorable impact to third quarter PP&C underwriting income of $88 million and a favorable impact of 1.9 points in the expense ratio. Management expects this change to increase fourth quarter underwriting income by approximately $38 million. The impact of the change will be immaterial in 1997 due to amortization periods averaging less than a year.

   Management believes the favorable injury severity trends are due in part to the redesign of the Company's bodily injury claim processes and lower than anticipated medical cost inflation rates. The redesign of the claim processes includes a more focused approach to settling claims involving Allstate customers and uninsured motorists, ensuring all claims are evaluated and settled consistently using best practices across the country, increasing investigation of minor accidents that result from low- or moderate-impact collisions, and aggressively defending lawsuits. During the third quarter, the Company began the implementation of redesigned claim processes for auto physical damage claims.

Discontinued Lines and Coverages - Discontinued Lines and Coverages consist of business no longer written by Allstate, including losses from asbestos, environmental, and other commercial and mortgage pool business in run-off, as well as the historical results of businesses sold in 1996. Segment results for 1995 have been restated to reflect this change.

   Underwriting results for the Company's Discontinued Lines and Coverages segment for the three-month and nine-month periods ended September 30, 1996 and 1995 are summarized in the following table.

                                        Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                          -------------        -------------

($ in millions)                             1996    1995      1996      1995
                                            ----    ----      ----      ----


Underwriting loss from
 environmental and asbestos losses
 and other discontinued lines..........    $(304)  $(75)    $(423)    $(172)
Underwriting loss from mortgage pool
 business..............................        -      -         -       (10)
Underwriting loss from certain former
 Business Insurance operations
 sold or in run-off.... . . . .....          (29)   (33)      (63)      (89)
                                             ----   ----      ----      ----
   Total underwriting loss.............    $(333) $(108)    $(486)    $(271)
                                            =====  =====     =====     =====


   During the third quarter of 1996, the Company concluded a comprehensive re-evaluation of its net loss reserves, including the process for estimating and identifying available reinsurance, for its Discontinued Lines and Coverages segment which resulted in an increase in net loss reserves of $318 million. The increase in net loss reserves consisted of several components, including a $244 million net increase in environmental and asbestos net loss reserves, a $60 million net increase in other latent exposure and general liability net loss reserves, and a $14 million increase in the provision for future insolvencies of reinsurers.

   Allstate's exposure to environmental and asbestos claims stem principally from excess and surplus business written from 1972-1985, including substantial excess and surplus general coverages on Fortune 500 companies, and reinsurance coverage written during the 1960's through the 1980's, including reinsurance on primary insurance written on large U.S. companies. Establishing net loss reserves for environmental and asbestos claims is subject to uncertainties that are greater than those presented by other types of claims. Among the complications are the lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, and the extent and timing of any such contractual liability. The legal issues concerning the interpretation of various insurance policy provisions and whether environmental and asbestos losses are or were ever intended to be covered are complex. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insured obligation to defend; how policy limits are determined; how policy exclusions are applied and interpreted; and whether clean-up costs represent insured property damage. Management believes these issues are not likely to be resolved in the near future.

   As the industry has gained experience evaluating environmental and asbestos exposures some actuarial firms have developed meaningful techniques and databases to estimate environmental and asbestos liabilities. Allstate gained access to complex databases developed by outside experts to estimate the cost of liabilities for environmental claims. The databases contained lists of known potentially responsible parties ("PRP"), National Priority List ("NPL") sites, and the Environmental Protection Agency's estimate of clean-up costs. Allstate's policy files were compared to the databases, and factors to estimate growth of NPL sites, state sites, third party claims, natural resource damage, probability of coverage, and PRP's being named at future sites were applied to determine an estimate of the Company's potential environmental loss. The Company also refined its own estimation techniques, which were tested and validated by outside actuaries, to estimate environmental and asbestos losses. Allstate used a combination of these resources, along with an extensive internal review of its current claim exposures to estimate environmental and asbestos reserves. The Company performed an in-depth analysis of its reinsurance recoverables and refined its process for estimating and identifying available reinsurance since some reinsurers have become insolvent or Allstate has commuted their agreements. During the third quarter of 1996, loss reserves for asbestos exposures increased $153 million before consideration of reinsurance recoverables and $72 million net of reinsurance recoverables. Loss reserves for environmental exposures decreased $10 million before consideration of reinsurance recoverables and increased $172 million net of reinsurance recoverables during the third quarter of 1996. For the nine months ended September 30, 1996, net loss reserves for environmental and asbestos exposures increased by $220 million and $32 million, respectively. Environmental and asbestos net loss reserves as of September 30, 1996 were $740 million and $533 million, respectively.

   In addition to environmental and asbestos exposures, the studies also included an assessment of current claims for other latent exposures which primarily relate to products liability claims, such as those for medical devices and other products, and general liabilities. Loss reserves for other latent exposures and general liabilities increased $87 million before consideration of reinsurance recoverables and $60 million net of reinsurance recoverables as a result of the studies. This increase is net of the movement of $103 million of general liability net loss reserves between 1985 and later accident years to pre-1985 accident years.

   In 1986, the general liability policy form used by Allstate and others in the property-liability industry was amended to introduce an "absolute pollution exclusion," which excluded coverage for environmental damage claims and added an asbestos exclusion. Most general liability policies issued prior to 1986 contain annual aggregate limits for products liability coverage, and policies issued after 1986 also have an annual aggregate limit as to all coverages. Allstate's experience to date is that these policy form changes have effectively limited its exposure to environmental and asbestos claim risks assumed as well as primary commercial coverages written subsequent to 1986. Allstate's reserves, net of reinsurance recoverables of $524 million and $647 million, for environmental and asbestos claims were $1.27 billion and $1.02 billion at September 30, 1996 and December 31, 1995, respectively.

   Management believes its net loss reserves for environmental and asbestos coverages, and other latent exposures are appropriately established based on available facts, updated technology, laws, and regulations. However, due to the inconsistencies of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties, the ultimate cost of these claims may vary materially from the amounts currently recorded, resulting in an increase in the net loss reserves. In addition, while the Company believes the improved actuarial techniques and databases have assisted in its ability to estimate environmental and asbestos net loss reserves, these refinements may subsequently prove to be inadequate indicators of the extent of probable loss. Due to the uncertainties and factors described above, management believes it is not practicable to develop a meaningful range for any such additional net loss reserves that may be required.

   On July 31, 1996, Allstate completed the sale of Northbrook Holdings, Inc. and its wholly-owned subsidiaries (collectively "Northbrook") to St. Paul Fire & Marine Insurance Company ("St. Paul"). Northbrook writes commercial lines insurance through its subsidiaries. Allstate recorded gross proceeds of $189 million and recognized a gain of $18 million ($51 million after-tax) on the sale during the third quarter of 1996. The proceeds and gain are subject to a purchase price adjustment based on the final balance sheet of Northbrook as of July 31, 1996, expected to be completed in the fourth quarter. In connection with the sale, Allstate entered into an agreement with St. Paul whereby Allstate and St. Paul will share in any development of the closing net loss reserves of Northbrook to be settled as of July 31, 2000. Under the agreement, if the development of ultimate net loss reserves exceeds net loss reserves at closing by more than $25 million, Allstate will be required to pay St. Paul a portion of the difference, limited to $100 million. If the development of ultimate net loss reserves is less than net loss reserves at closing, St. Paul will be required to pay Allstate a portion of the difference not to exceed $50 million. The Company does not expect unfavorable reserve development based on current trends, conditions, and claim settlement processes. Premiums written for Northbrook through July 31, 1996 included in the results of operations for the three-month and nine-month periods ended September 30, 1996 were $50 million and $295 million, respectively. As a result of the sale, the Company's liability for claims and claims expense net of reinsurance was reduced by $1.01 billion and invested assets were reduced by $973 million.

   On September 16, 1996, the Company completed the sale of Allstate's U.S.-based reinsurance operations for policies written after 1984 ("Reinsurance") to SCOR U.S. Corporation ("SCOR"). The transaction consisted of the sale of certain non-insurance assets, liabilities and renewal rights and a reinsurance transaction for the insurance liabilities. The Company recorded gross proceeds of $152 million as a result of the sale and will realize an $83 million gain ($61 million after-tax). The portion of the gain relating to the sale of the renewal rights, $19 million ($12 million after-tax), was recorded in the third quarter of 1996. The remaining $64 million gain ($49 million after-tax) was deferred and will be amortized through underwriting income over the reserve run-off period, approximately five years, in accordance with retroactive reinsurance accounting. The proceeds and gains are subject to a purchase price adjustment based on the final statement of assets and liabilities sold as of September 16, 1996, expected to be completed in the first quarter of 1997.

   Pending regulatory approval, Allstate expects to complete the sale of the common stock of its London-based reinsurance operations, Allstate Reinsurance Co, Limited ("ARCO") to QBE Insurance Group Limited of Sydney, Australia ("QBE") in the fourth quarter of 1996. The Company expects to receive proceeds of $35 million and has recognized a $38 million loss ($39 million after-tax) in the third quarter of 1996. In connection with the sale, Allstate will enter into an agreement with QBE whereby 80% of any ultimate adverse development on ARCO's December 31, 1995 net loss reserves will be reimbursed to QBE by Allstate. QBE will reimburse Allstate for 70% of any ultimate favorable net loss development. Development will be settled annually. At the closing, in addition to the $35 million cash proceeds, QBE will deposit approximately $20 million in escrow related to this agreement, representing a contingent purchase payment. If 1996 net loss development is favorable, Allstate will receive the $20 million escrow deposit in addition to 70% of any redundancy. Allstate would report this as a purchase price adjustment in 1997. If 1996 net loss development is unfavorable, the amount held in escrow will be used to satisfy any of Allstate's obligation, with the excess, if any,
paid  to  Allstate.   In  addition,   the  development  of  accident  year  1996
underwriting results for QBE is limited to a combined ratio of 110 for contracts in place as of the closing date, to be reviewed and settled annually.

   Premiums written for Reinsurance and ARCO for the third quarter and first nine months of 1996, were $101 million and $292 million, respectively. As a result of the Reinsurance sale, during the third quarter of 1996, the Company's invested assets were reduced by $300 million.

   During the third quarter of 1996, the Company increased by $87 million ($55 million after-tax) the provision for future losses provided for the run-off of the mortgage pool business in the loss on disposition of operations line of the income statement. The provision was established in the second quarter of 1995, in connection with Allstate's decision to exit the mortgage guaranty insurance business. The increase was due primarily to revised loss trend analyses based on continued weakness in Southern California's economic conditions, including real estate prices and unemployment. This business, which is highly concentrated in Southern California, continues to be affected by the factors described above, as well as interest rate volatility or a combination of such factors. These factors are considered in the reevaluation of the provision for future losses.

Life Operations

   Allstate Life markets a broad line of life insurance, annuity and group pension products through a combination of Allstate agents, banks and other financial institutions, independent brokers and direct response marketing.

   The following  table sets forth  certain  summarized  financial  data for the
Company's  life  insurance   operations  and  invested  assets  at  or  for  the
three-month and nine-month periods ended September 30, 1996 and 1995.

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                        -------------           -------------

 ($ in millions)                        1996     1995         1996        1995
                                        ----     ----         ----        ----

Statutory premiums and deposits....   $ 1,149  $ 1,050      $ 3,798     $ 3,596
                                        =====    =====       ======      ======

Invested assets(1)................    $26,546  $25,206      $26,546     $25,206

Separate Account assets (1).......      4,940    3,421        4,940       3,421
                                        -----    -----       ------      ------
Invested assets including Separate
 Account assets...................    $31,486  $28,627      $31,486     $28,627
                                       =======  ======       ======      ======

Premium income and contract
 charges..........................    $   338  $   290      $   950     $ 1,011
Net investment income.............        516      504        1,531       1,486
Policy benefits and expenses......        707      673        2,060       2,115
                                          ---      ---       ------      ------
Income from operations............        147      121          421         382
Income tax expense on operations..         49       44          143         133
                                           --       --      -------     -------
Net operating income..............         98       77          278         249
Realized capital gains and losses,
 after-tax........................          2        3           23          28
                                        -----    -----       ------      ------
Net income........................    $   100  $    80      $   301     $   277
                                          ===       ==       ======      ======

(1)Fixed income securities are included in invested assets in the table above at amortized cost and are carried at fair value in the statements of financial position. Separate Account assets are included at fair value in both the table above and the statements of financial position.


   Life insurance statutory premiums and deposits increased 9.4% and 5.6% for the quarter and first nine months of 1996, respectively. For the quarter the increase was primarily due to increases in sales of new annuity and life products, which were partially offset by decreases in sales of fixed annuity and group pension products. For the nine-month period increased sales of new products including proprietary variable annuities, equity indexed annuities, fee-based group pension and individual life, were partially offset by decreases in fixed annuity and other group pension product sales.

   Premium income and contract charges under generally accepted accounting principles ("GAAP") increased 16.6% in the third quarter and decreased 6.0% for the first nine months. The increase in the third quarter was due to increases in traditional life product sales, life contingent annuity sales, contract charges on universal life products and fee-based product revenues. The decrease for the first nine months is due to decreases in sales of life contingent annuities as a result of maintaining margins on new business throughout the year, partially offset by increases in traditional life sales, contract charges on universal life products, and fee-based product revenues. Under GAAP, revenues vary with the mix of products sold during the period because they exclude deposits on most annuities and premiums on universal life insurance policies.

   Pretax net investment income increased 2.4% and 3.0% for the three-month and nine-month periods of 1996 respectively, compared with the same periods in 1995, primarily due to the $1.34 billion increase in invested assets from period to period. The overall portfolio yield declined slightly, as proceeds from calls and maturities as well as new premiums and deposits were invested in securities yielding less than the average portfolio rate.

   Net operating income increased 27.3% during the third quarter, and increased 11.6% for the first nine months of 1996. The increases were due to growth in both the life and annuity businesses, as well as favorable mortality margins on existing business.

   Net realized capital gains after-tax were relatively flat during the third quarter of 1996 as compared to the same period in 1995. Net realized capital gains decreased for the first nine months of 1996 as compared to the same period in 1995, as higher gains on the sales of equity securities were more than offset by losses on fixed income securities and increased writedowns on fixed income and equity securities.

Liquidity and Capital Resources

   Shareholders' equity increased $49 million to $12.73 billion at September 30, 1996 versus $12.68 billion at December 31, 1995 as net income for the period was substantially offset by a decrease in unrealized net capital gains (see "Investments"). The decrease in unrealized net capital gains is primarily due to the effect of rising interest rates on the value of the fixed income securities portfolio.

   The Company maintains a line of credit of $1.5 billion as a source of potential funds to meet short-term liquidity requirements. During the nine months ended September 30, 1996, there were no borrowings under this line of credit.

   In early 1996 the Company launched a commercial paper program. The majority of the proceeds from the issuance of the commercial paper have been used by the insurance operations for general operating purposes. As of September 30, 1996, the Company had outstanding commercial paper borrowings of $192 million. Total borrowings under the combined commercial paper program and line of credit are limited to $1.5 billion.

   During the third quarter of 1996, the Company purchased 969,027 shares of its common stock, for its treasury, at an average cost per share of $43.65, to provide for the future exercise of employee and outside director stock options. At September 30, 1996, the Company held 5,348,698 shares of treasury stock with an average cost per share of $36.87. On November 12, 1996, The Allstate Corporation board of directors authorized the expansion of the Company's stock repurchase program by an amount not to exceed $750 million through the end of 1997.

   The Company filed a shelf registration statement with the Securities and Exchange Commission during the third quarter of 1996, to issue up to $1.5 billion of debt securities, preferred stock, and debt warrants. Under this shelf registration the Company intends to issue up to $750 million of securities, assuming favorable market conditions.

   During the third quarter of 1996 the Company recorded proceeds of $341 million in connection with the sales of Northbrook and Reinsurance. Proceeds from the sales of these operations will be used for general corporate purposes.

   Surrenders and withdrawals for the life operations were $385 million and $1.15 billion for the three-month and nine-month periods ending September 30, 1996, compared to $324 million and $1.41 billion in the respective 1995 periods. Customers surrendering certain older fixed-rate annuities on which the surrender period has expired, which may continue, caused the increase in the third quarter. The decrease in the nine-month period is attributable to management actions taken in 1995 to slow the surrender rate on certain other policies, which included raising renewal crediting rates.

Investments

   Total investments were $56.35 billion at September 30, 1996 a decrease from $56.51 billion at December 31, 1995. Property-liability investments decreased $201 million to $29.01 billion at September 30, 1996 from $29.21 billion at December 31, 1995. The decrease in the property-liability investment portfolio was primarily due to the transfer of investments related to the sale of Northbrook and Reinsurance of $1.27 billion and a $1.01 billion decrease in the unrealized gains on the fixed income and equity security portfolios which were partially offset by the investment of positive cash flows generated from operating activities. Life investments at September 30, 1996, increased $49 million to $27.31 billion from $27.26 billion at December 31, 1995 as positive cash flows generated from operations were partially offset by a decrease of $1.04 billion in the unrealized gain on the fixed income securities portfolio. The decreases in unrealized gains in the fixed income portfolio were due to the effects of rising interest rates.

   The composition of the investment portfolio at September 30, 1996, at financial statement carrying values, is presented in the table below.


                            Property-liability        Life            Total
                            ------------------        ----            -----



  Fixed income
   securities (1) .......    $23,534   81.1%   $22,261  81.5%   $45,795   81.3%
  Equity securities......      4,580   15.8        790   2.9      5,370    9.5
  Mortgage loans.........         49     .2      3,216  11.8      3,265    5.8
  Real estate............        426    1.5        293   1.1        719    1.3
  Short-term.............        402    1.4        261    .9        695    1.2
  Other..................         18     -         484   1.8        502     .9
                              ------  ----      ------ -----     ------   ----
     Total...............    $29,009  100.0%   $27,305 100.0%   $56,346  100.0%
                              ======  =====     ====== =====     ======  =====

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $22.86 billion and $21.5 billion for property-liability and life operations, respectively.

   Over 94% of the fixed income securities portfolio is rated "investment grade", which is defined by the Company as a security having an NAIC rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

   The Company uses derivative financial instruments to reduce its exposure to market and interest rate risk on its invested assets, as well as to improve asset/liability management. The Company does not hold or issue these instruments for trading purposes. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. However, such nonperformance is not expected because the Company utilizes highly rated counterparties, established risk control limits, and maintains ongoing monitoring procedures. During 1996, the Company increased its use of interest rate cap and floor agreements to hedge the interest rate risk associated with certain deferred annuity products sold in the Life operations.

   In order to more closely align the interest rate sensitivity of its property-liability assets and liabilities (and thereby decrease the Company's exposure to interest rate risk), during the second quarter of 1996 the Company reduced its investment in tax-exempt long-term fixed income securities. In addition, to reduce exposure to equity market risk in the property-liability investment portfolio, the Company decreased its holdings of equity securities. The proceeds from these sales were reinvested in taxable intermediate-term fixed income securities. In addition, the Company uses futures contracts to further reduce the interest rate risk of the property-liability fixed income portfolio, thereby more closely aligning the interest rate sensitivity of assets and liabilities.

   There have been no significant changes in the risk profile of the Company's derivative portfolio since December 31, 1995.

   The net carrying value of problem, restructured, and potential problem fixed income securities was $190 million and $281 million at September 30, 1996 and December 31, 1995, respectively. The net carrying value of problem, restructured, and potential problem commercial mortgage loans was $352 million and $394 million at September 30, 1996 and December 31, 1995, respectively. The carrying value of impaired commercial mortgage loans as of September 30, 1996, and December 31, 1995 was $213 million and $193 million, respectively.

Pending Accounting Standards

   In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" which encourages the adoption of a fair value based method of accounting for compensation cost of employee stock compensation plans. The statement allows an entity to continue the application of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". However, pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined by this statement had been applied, are required. The disclosure requirements of this statement will be adopted in December 1996 and are expected to be immaterial. Results of operations and financial position will not be affected by the adoption of this statement.

   In June 1996, the FASB issued Statement of FASB No. 125 "Accounting for Transfers of Financial Assets and Extinguishments of Liabilities". This standard distinguishes between transfers of financial assets as sales versus financing transactions based upon relinquishment of control and addresses the accounting for securitizations, securities lending, repurchase agreements and insubstance defeasance transactions. The requirements of this statement will be adopted in January 1997 and are not expected to have a material impact on the results of operations or financial position of the Company.

Forward-Looking Statements

      The statements contained in this Management's Discussion and Analysis that are not historical information are forward-looking statements that are based on management's estimates, assumptions and projections. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes several important factors that could cause the Company's actual results and experience with respect to forward-looking statements to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements:

1. The references to favorable auto injury severity trends (see "Consolidated Operations" at page 12) and the favorable trends of auto injury claim severities (average cost per claim) compared to medical cost indexes (see "Underwriting Results" at page 20) merely reflect statistical data for the periods indicated. Such data for a following period or periods could well indicate that such average severities have increased or that they have outpaced medical cost indexes in such subsequent period or periods. Management believes that such favorable trends in auto bodily injury claims costs may be due in part to the redesign of the Company's bodily injury claim processes (see "Underwriting Results" at page 21). However, these favorable trends may be reversed in the future because of the increased costs of settlements and adverse judgments in cases which proceed to litigation.

2. The reference to the Company's expectation that the implementation of actions taken in Florida and California will reduce its exposure to catastrophe losses of the magnitude experienced from hurricane Andrew and the Northridge Earthquake (see "Catastrophe Management" at pages 16-18) reflects the Company's belief that the techniques and data used by the Company and designed to predict the probability of catastrophes and the extent of losses to the Company resulting from catastrophes, are accurate. Catastrophic events may occur in the future which indicate that such techniques and data do not accurately predict the Company's losses from catastrophes, and the probability and extent of such losses may differ materially from that which would have been predicted by such techniques and data. Management's expectation that the operations of the CEA will significantly reduce Allstate's exposure to earthquakes in the future depends in part on the CEA functioning as planned. As of the time this report is written, the conditions required for the CEA to become operational have not been satisfied, and there is no assurance that they will be satisfied. The current CEA legislation provides that the Company may be subject to additional assessments of up to approximately $750 million in certain events, but the California legislature may, in the future, attempt to provide for additional assessments against the Company beyond the current limitation.

3. Although the Company's PP&C written premium growth continues (see "Underwriting Results" at pages 19-20), the rate of increase in such growth has decreased in recent quarters. Moreover, the Company's segmented growth strategy (see "Underwriting Results" at page 19) under which it intends to limit growth in some markets, and the actions taken in Florida and California to cede homeowner policies or earthquake coverages in an attempt to limit the Company's exposure to catastrophe losses may offset, to some extent, written premium growth in other areas over the near term. Consequently, the Company's PP&C written premium growth may continue to decelerate over the near term.

4. The Northbrook sales agreement contains a provision which could require Allstate to pay the purchaser up to $100 million should the reserves at the date of sale be determined, four years after the sale, to have been understated (see "Discontinued Lines and Coverages" at page 24). Although the Company states that it does not expect unfavorable development of the Northbrook reserves, the establishment of appropriate reserves, including Northbrook's reserves, is an inherently uncertain process. Accordingly, the Company could be required to pay as much as $100 million to the purchaser when the July 31, 2000 calculation is agreed to.

5. The Company added $87 million ($55 million after-tax) to the provision for losses for the run-off mortgage pool business (see "Discontinued Lines and Coverages" at page 25). Although the Company believes that this provision is appropriate, there can be no assurance that future material changes in the provision will not be made, as the establishment of appropriate reserves is an inherently uncertain process.


For other important risk factors generally affecting the results of operation and financial condition of the Company, as a regulated insurance holding company, see "Risk Factors Affecting Allstate" at page 4 of the Company's 1995 Annual Report on Form 10-K.

PART II.  Other Information

 Item 6.    Exhibits and Reports on Form 8-K

            (a) Exhibits

                An Exhibit Index has been filed as part of this Report on Page E-1.

            (b) Reports on Form 8-K.

                Registrant filed a Current Report on Form 8-K dated September 30, 1996 (Items 5 and 7).

                Registrant filed a Current Report on Form 8-K dated October 8, 1996 (Items 5 and 7).

                                  SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          The Allstate Corporation
                                          (Registrant)







                November 13, 1996
                                          By /s/Samuel H. Pilch

                                             ------------------
                                             Samuel H. Pilch
                                             Controller

                                             (Principal Accounting Officer
                                              and duly authorized Officer of
                                              Registrant)

                                  EXHIBIT INDEX
                            THE ALLSTATE CORPORATION
                        QUARTER ENDED SEPTEMBER 30, 1996




                                                                                 Sequentially
Exhibit No.                       Description                                    Numbered Page
-----------                       -----------                                    -------------

     4       Registrant  hereby agrees to furnish the Commission,  upon request, with the  instruments  defining the rights of holders of each issue
             of  long-term  debt  of  the   Registrant   and  its   consolidated
             subsidiary.

     11      Computation of earnings per common share for The
             Allstate Corporation and consolidated subsidiary.

     15      Acknowledgment  of  awareness  from  Deloitte & Touche  LLP,  dated
             November  13,  1996,   concerning   unaudited   interim   financial
             information.

     27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.


                                                                    Exhibit 11


                         The Allstate Corporation and Subsidiary
                        Computation of Earnings Per Common Share



($ in millions, except for per share data)

                                             Three Months Ended           Nine Months Ended
                                               September 30,               September 30,
                                            ----------------------    --------------------

                                              1996         1995        1996        1995
                                            ---------    ---------    --------    -------


Net Income                                  $292         $446        $1,480      $1,507
                                            =========    =========    ========   =======

Primary earnings per common share computation:

 Weighted average number of common shares    444.7        448.1       446.0       448.7
 Assumed exercise of dilutive stock options    2.7          1.4         2.7         0.6
                                            ---------    ---------    --------    ------
  Adjusted weighted number of common
 shares outstanding                          447.4        449.5       448.7       449.3
                                            =========    =========    ========    ======

  Primary net income per share                $0.65       $0.99        $3.30       $3.35
                                            =========    =========    ========    ======

Fully diluted earnings per common share computation:

 Weighted average number of common shares    444.7        448.1       446.0       448.7
 Assumed exercise of dilutive stock options    3.0          1.9         3.0         1.9
                                            ---------    ---------    --------    ------
  Adjusted weighted number of common shares
   outstanding                               447.7        450.0       449.0       450.6
                                            =========    =========    ========    ======

 Fully diluted net income per share          $0.65        $0.99       $3.30       $3.34
                                            =========    =========    ========    ======




                                                                EXHIBIT 15







To the Board of Directors and Shareholders of The Allstate Corporation:


We have reviewed, in accordance with standards established by the American Institute of Certified Public Accountants, the unaudited interim financial information of The Allstate Corporation and subsidiary for the three-month and nine-month periods ended September 30, 1996 and 1995, as indicated in our report dated November 13, 1996; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated by reference in Registration Statement Nos. 333-10857 on Form S-3
and  Registration  Statement  No.  33-77928,   33-93758,   33-93760,  33-93762,
33-99132, 33-99136, 33-99138, and 333-04919 on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration
Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



Deloitte & Touche LLP

Chicago, Illinois
November 13, 1996