Form 10-K
period 1996-12-31
ALLSTATE CORP
filed 1997-03-27
CIK 899051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11840

                            THE ALLSTATE CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                               36-3871531
    (State of Incorporation)        (I.R.S. Employer Identification Number)

                  2775 Sanders Road, Northbrook, Illinois 60062
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (847) 402-5000

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
            Title of each class                      on which registered
            -------------------                      -------------------
Common Stock, par value $0.01                       New York Stock Exchange
per share (the "Common Stock")                      Chicago Stock Exchange

6.76% Exchangeable Notes                            New York Stock Exchange
Due April 15, 1998

7.95% Cumulative Quarterly                          New York Stock Exchange
Income Preferred Securities, Series A
(issued by a wholly-owned trust of the Registrant)

Securities registered pursuant to Section 12(g) of the Act:  None

         On January 31, 1997, Registrant had 440,934,165 shares of Common Stock outstanding. Of these, 371,691,259 shares, having an aggregate market value (based on the closing price of these shares as reported in a summary of composite transactions in The Wall Street Journal for stocks listed on the New York Stock Exchange on January 31, 1997) of approximately $24.39 billion, were owned by stockholders other than directors and executive officers of the Registrant, The Savings and Profit Sharing Fund of Allstate Employees and any person believed by the Registrant to beneficially own five percent or more of Registrant's outstanding common shares.

         Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X             No
                                      ---               ---

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

         Portions of the following documents are incorporated by reference as follows:

         Parts I and II of this Form 10-K incorporate by reference certain information from the Registrant's 1996 Annual Report to Stockholders ("1996 Annual Report"). Part III of this Form 10-K incorporates by reference certain information from the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 1997 (the "1997 Proxy Statement").

                                     Part I

Item 1.   Business
------    --------

         The Allstate Corporation (the "Company") was incorporated under the laws of the State of Delaware on November 5, 1992 to serve as the holding company for Allstate Insurance Company ("AIC"). The Company's business is conducted through AIC and AIC's subsidiaries (collectively, including the Company, "Allstate"). Allstate is engaged, principally in the United States and Canada, in the property-liability insurance and life insurance and annuity businesses. Established in 1931 by Sears, Roebuck and Co. ("Sears"), Allstate is the country's second largest property-liability insurer on the basis of 1995 statutory premiums written and is a major life insurer. Allstate's life insurance and annuity operations are conducted through Allstate Life Insurance Company ("ALIC"), a wholly-owned subsidiary of AIC, and through various ALIC subsidiaries (collectively, "Allstate Life").

         AIC's primary business is the sale of private passenger automobile and homeowners insurance through its personal property and casualty unit, and in 1995 it maintained estimated national market shares in these lines of approximately 12.2% and 11.8%, respectively. In order to focus on its core strengths, during the second half of 1996 AIC sold (i) Northbrook Holdings, Inc. and its wholly-owned subsidiaries (collectively, "Northbrook"), which wrote commercial insurance through independent agents, (ii) its U.S.-based reinsurance operations for policies written after 1984, and (iii) its London-based reinsurance operations. As a result of these sales, Allstate's property-liability operations consist of two principal areas of business: personal property and casualty ("PP&C") and discontinued lines and coverages ("Discontinued Lines and Coverages"). PP&C, which has historically included only the Company's personal property and casualty business, now includes the ongoing commercial business written through the Allstate agent distribution channel. Discontinued Lines and Coverages consists of business no longer written by Allstate, including results from environmental, asbestos, and mass tort losses and other commercial business in run-off, and the historical results of the mortgage pool business and the businesses sold in 1996. Allstate markets its products through a variety of distribution channels, with the core of its property-liability distribution system being a broad-based network of approximately 14,800 full-time Allstate employee agents (including life specialists) and non-employee exclusive agents in the United States and Canada.

         Allstate Life sells life insurance, annuity and group pension products. Allstate Life distributes its products through Allstate agents (including life specialists), banks, independent agents, brokers, Dean Witter Reynolds, Inc. ("Dean Witter") and direct response marketing.

         Information regarding revenues, operating profit or loss and identifiable assets attributable to each of the Company's identifiable business segments is contained in note 15 of the Notes to Consolidated Financial
Statements at pages 86-88 of the 1996 Annual Report, incorporated herein by reference in response to Item 8 hereof.

RECENT DEVELOPMENTS

         On November 12, 1996, the Company announced an expansion of its stock repurchase program by an amount not to exceed $750,000,000 through the end of 1997, and announced that its subsidiary trusts intended to issue up to $750,000,000 of trust preferred securities.

         On November 25, 1996, Allstate Financing I, a wholly-owned trust of the Company, issued $550,000,000 of 7.95% Cumulative Quarterly Income Preferred Securities, Series A (the "QUIPS"). The QUIPS are guaranteed by the Company and mature on December 31, 2026, subject to the Company's option to extend the maturity to December 31, 2045. Allstate Financing I issued all of its common securities to the Company for $17,010,325 in cash. On November 27, 1996, Allstate Financing II, a wholly-owned trust of the Company, issued $200,000,000 of 7.83% Capital Securities (the "Capital Securities"). The Capital Securities are guaranteed by the Company and mature on December 31, 2045. Allstate Financing II issued all of its common securities to the Company for $6,186,000 in cash. The net proceeds of both offerings were loaned to the Company, which issued subordinated debentures to the trusts bearing interest rates and maturity schedules sufficient to enable the trusts to meet their payment obligations to the security holders. The Company plans to use the proceeds of both offerings for general corporate purposes, including the Company's stock repurchase program.

         On December 2, 1996, the California Earthquake Authority ("CEA") commenced operations. The CEA will issue insurance policies providing coverage for earthquake damage resulting from the movement of the earth as existing policies issued by participating insurers, including Allstate, expire. See "California Earthquakes" in the Management's Discussion and Analysis of Financial Condition and Results of Operations at pages 37- 38 of the 1996 Annual Report, incorporated herein by reference in response to Item 7 hereof.

RISK FACTORS AFFECTING ALLSTATE

         In addition to the normal risks of business, Allstate is subject to significant risk factors, including those applicable to it as a regulated insurance company, such as: (i) the inherent uncertainty in the process of establishing property-liability loss reserves, particularly reserves for the cost of environmental, asbestos and mass tort claims, and the fact that ultimate losses could materially exceed established loss reserves and have a material adverse effect on results of operations and financial condition; (ii) the fact that Allstate has experienced, and can be expected in the future to experience, catastrophe losses which could have a material adverse impact on its financial condition, results of operations and cash flow; (iii) the inherent uncertainty in the process of establishing property-liability loss reserves due to the change in loss payment patterns caused by new claims settlement practices; (iv) the need for Allstate's insurance company subsidiaries to maintain appropriate levels of statutory capital and surplus, particularly in light of continuing scrutiny by rating organizations and state insurance regulatory authorities, and to maintain acceptable financial strength or claims-paying ability ratings; (v) the extensive regulation and supervision to which Allstate's insurance subsidiaries are subject, various regulatory initiatives that may affect Allstate, and regulatory and other legal actions involving Allstate; (vi) the Company's primary reliance, as a holding company, on dividends from AIC to meet debt payment obligations, and regulatory restrictions on AIC's ability to pay such dividends; (vii) the adverse impact which increases in interest rates could have on the value of Allstate's investment portfolio and on the attractiveness of certain Allstate Life products; (viii) the need to adjust the effective duration of the assets and liabilities of Allstate Life's operations in order to meet the anticipated cash flow requirements of its policyholder obligations; and (ix) the uncertainty involved in estimating the availability of reinsurance and the collectibility of reinsurance recoverables.

ALLSTATE STRATEGY

         Allstate's strategy is to focus on the profitable growth of its private passenger automobile and homeowners insurance markets; to increase cross-sales of its life insurance and annuity products to its automobile and homeowners customer base through its agency force and to expand through the addition of new distribution channels; to manage its catastrophe exposure; and to exploit opportunities in the international markets by enhancing the operational capabilities of its current foreign ventures and by commencing new ventures in selected foreign markets. This strategy is designed to capitalize on: (1) the strength of the Allstate name, (2) Allstate's network of full-time agents, (3) Allstate's auto insurance capabilities, and (4) additional distribution channels available to Allstate.

         Allstate continues to pursue a strategy of growth in the segments of markets which management believes will be profitable while limiting growth in other markets. Allstate separates the voluntary personal auto insurance business into two categories for underwriting purposes according to insurance risks: the standard market and the non-standard market, and has determined its growth strategy accordingly. Allstate is also pursuing a segmented growth strategy to market its standard auto and homeowners insurance by geographic area. Allstate is attempting to grow its standard auto business more rapidly in areas where the regulatory climate is more conducive to attractive returns, and to reduce or limit its homeowners exposure in areas where the risk of loss from catastrophes is unacceptable in light of the returns provided. Allstate has developed its segmented growth strategy with the assistance of proprietary databases, which consist of marketing and other characteristics of various types of risks in the standard automobile insurance market and the homeowners insurance market. As a result, Allstate has identified over 180 local markets in various categories ranging from markets in which it wishes to pursue aggressive growth for standard auto and homeowners business to markets in which it wishes to reduce its exposure. Allstate's process of designating geographic areas as growth and limited growth is dynamic and may be revised as changes occur in the legal, regulatory and economic environments in various areas, as catastrophe exposure is reduced and as new products are introduced. Less than 6.0% of the United States population reside in areas designated by Allstate as limited growth markets for standard auto insurance, and approximately 20.0% of the population reside in areas designated as limited or reduced markets for homeowners insurance.

         The non-standard auto insurance market consists of insurance of persons with no prior driving experience, or with a prior history of accidents or violations, or owning high performance cars with high repair and replacement costs or having other special needs. Allstate has achieved the leading market share in this market. This has been a market in which Allstate has competed successfully by capitalizing on an established distribution system, technology and claims capabilities and by tailoring pricing and products to reach a broader market. In May 1996 Allstate announced that it had reached agreement with All Nation Insurance Co. to acquire the contracts of approximately 1,650 independent agencies which sell non-standard auto insurance, and in September 1996 Allstate announced that it had assumed the independent agent non-standard auto business operations of Colonial Insurance Company of California, which includes contracts with approximately 3,200 independent agencies. This business has been assigned to Allstate's Deerbrook Insurance Company ("Deerbrook") subsidiary, which offers non-standard automobile insurance through independent agents. Allstate plans to continue to develop opportunities in this market.


         Allstate Life has been successful in growing its business through the development of new products, the establishment of new marketing arrangements, and through the expanded marketing use of Allstate's database of existing property-liability customers. Allstate Life's insurance and annuity products also are marketed through Allstate agents (including life specialists), independent agents, brokers, Dean Witter, banks and direct response marketing. Specialized brokers are used to distribute group pension and structured settlement products not offered by Allstate's agency force.

         Allstate's agency force of approximately 14,100 full-time agents is at the core of its PP&C distribution system. Allstate also uses over 2,500 independent agents to market insurance to individuals, mostly in rural markets not served by Allstate agents, and over 5,500 independent agents appointed by Deerbrook to market non-standard auto business. Allstate Life also has a direct response marketing program which principally targets customers of credit card issuers who prefer to purchase, through the mail or telephone, selected products not offered by Allstate's agency force.

         Allstate made substantial efforts in 1996 in the management of its capital resources through reduction of catastrophe risk exposure. During 1996 it took steps to reduce its exposure to hurricane risk in Florida and to earthquake risk in California (See "Catastrophe Management," "Florida Hurricanes" and "California Earthquakes" at pages 36-38 of the 1996 Annual Report, incorporated herein by reference in response to Item 7 hereof). Allstate continues to seek alternative sources for catastrophe reinsurance. During 1996 Allstate repositioned its investment portfolio in order to lower its risk profile by reducing the percentage of the portfolio in equity investments and by reducing the duration of the fixed income portion of the portfolio. In addition, as noted under "Recent Developments" above, Allstate has announced its intention to spend up to $750,000,000 in repurchases of its common stock by December 31,1997.

         In November 1996, Allstate commenced the sale of private passenger auto insurance in Germany through direct marketing. Allstate has also identified other foreign areas as attractive markets for property-liability or life insurance, and plans to pursue international opportunities as an avenue to grow both its revenues and profitability. Allstate believes that it will take a number of years before its new international strategies contribute significantly to its financial results.

         Allstate may also pursue selective acquisitions, partnerships, business expansions, business start-ups, and divestitures, both in the United States and internationally in the pursuit of its business strategy.


PROPERTY-LIABILITY INSURANCE

         Allstate's property-liability insurance business consists of PP&C and Discontinued Lines and Coverages. PP&C, which accounted for $18.0 billion (or 76%) of Allstate's 1996 statutory written premiums, writes primarily private passenger automobile and homeowners insurance policies in 49 states, the District of Columbia, Puerto Rico and in Canada. Operating in approximately 10,500 locations, Allstate agents produce more than 95% of PP&C's annual statutory written premiums, with the balance generated by independent agents largely in locations not currently served by Allstate agents. Discontinued Lines and Coverages consists of business no longer written by Allstate, including results from environmental, asbestos and mass tort losses and other commercial insurance business in run-off, and the historical results of the mortgage pool business and businesses sold in 1996.

         PERSONAL PROPERTY AND CASUALTY - Principally engaged in private passenger automobile and homeowners insurance, PP&C accounted for approximately 97% of Allstate's total property-liability premiums, as determined under statutory accounting practices. Allstate was the country's second largest personal property and casualty insurer for both private passenger automobile and homeowners insurance in 1995. Although private passenger automobile and homeowners insurance account for the majority of its business, PP&C also writes coverages for product lines such as motorcycles, motor homes, renters, condominium, residential and landlord, comprehensive personal liability, fire, personal umbrella, recreational vehicle, mobile home, and boat owners. PP&C also operates the Allstate Motor Club, an organization whose purpose is to aid its members with travel plans and emergency road service.

         The Company separates the voluntary personal auto insurance business into two basic categories according to insurance risk; the standard market and the non-standard market. The standard market consists of drivers who are perceived to have low to average risk of loss expectancy. Allstate's growth in the standard market was impacted by the Company's segmented growth strategy. Allstate plans to increase its agency force, expand its advertising program and offer new pricing structures in an attempt to increase its growth in the standard automobile market in 1997.

         Allstate's growth in the non-standard market continues to be strong, having exceeded 27% year-to-year over the period January 1, 1994 to December 31, 1996. Allstate had a countrywide market share of approximately 15% of the non-standard market in 1995. Allstate's presence in this market, as well as the standard market allows Allstate agents to offer insurance products to the vast majority of drivers who apply for insurance. The non-standard market consists of drivers who have higher-than-average risk profiles due to their driving records, lack of prior insurance or the types of cars they own. PP&C has a refined price structure and policy features which address the special needs of drivers in the non-standard market. These policies are written at higher than standard rates. Allstate writes policies covering these risks principally through AIC's subsidiary, Allstate Indemnity Company. Deerbrook also writes non-standard insurance through independent agencies. Allstate expects that while its growth in the non-standard market will continue, its rate of growth in this market will decline as the market matures.

         As a condition of its license to do business in each state, Allstate, like all other automobile insurers, is required to write or share the cost of private passenger automobile insurance for higher risk individuals who would otherwise be unable to obtain such insurance. The "involuntary" market, called the "shared market," is governed by the applicable laws and regulations of each state, and policies written in this market are generally written at higher than standard rates. Allstate has generally experienced losses in its participation in the shared market.

         PP&C, in addition to writing insurance for standard homes, also insures high value homes and non-standard homes, such as those with increased exposure given their distance from fire protection services, and also insures risks in the renters and condominium markets. In an attempt to improve the profitability of its homeowners and other property business, in 1996 Allstate reorganized and refocused the senior management of its property insurance operation, has acted to reduce its catastrophe exposure and has implemented underwriting standards, where permitted, for new business. These underwriting standards include home inspections and an analysis of potential insureds' prior loss history and financial stability. Allstate has targeted the homeowners insurance business as a market with substantial profitable growth opportunities for the Company.

         Allstate, like its major competitors, does not rely on rating bureaus in establishing prices for its personal property and casualty products. Instead Allstate uses its proprietary database, which contains many years of its own extensive underwriting and pricing experience. Accordingly, subject to applicable state regulations, different prices are derived according to numerous variables which apply to each specific risk, including, in the case of private passenger automobile insurance, factors relating to the automobile (such as its age, make and model) as well as factors relating to the insured (such as previous driving record). In management's opinion, the extensive use and analysis of this database, rather than rating bureaus, provides PP&C with the basis for its market segmentation strategy to price risks accordingly. PP&C is updating its nationwide profiles of the types of business it intends to pursue and has standardized, subject to applicable state regulations, its underwriting guidelines for standard auto nationwide in order to assure consistent treatment of each type of customer profile.

         Allstate has attempted to reduce its PP&C claims costs through centralized claims administration, specialization and additional training of claims personnel, and intensive and early investigation and attempted settlement of claims. The Company has focused on claims involving alleged personal injury in connection with collisions involving relatively minor impact. Commencing in 1996, the Company began the testing and training phase of redesigned claims settlement processes for automobile physical damage claims.

         As is true for the property-liability industry in general, because of underwriting and policy issuance costs and commissions, first-year costs attributable to PP&C's products are generally higher than for subsequent years. Accordingly, customer retention is an important factor in the profitability of PP&C's products, since policies that remain in force generally become more profitable over time. Allstate customer retention rates in 1996 were approximately the same as 1995.

         The personal lines private passenger auto and homeowners businesses are highly competitive. As of December 31, 1995 over 1,400 insurance companies were in the market, with five groups of companies (State Farm, Allstate, Farmers, Nationwide and USAA) writing approximately 46.7% of the private passenger automobile premiums written and approximately 47.6% of the homeowners premiums written in the United States. State Farm maintains the leading share in the automobile and homeowners market and had approximately 21.6% of the automobile market and 23.5% of the homeowners market in 1995. Together, State Farm and Allstate had approximately one-third of each market in 1995.

         AIC competes principally on the basis of its name recognition, scope of distribution system, customer service, use of technology, product features and breadth of product offerings and price. Additionally, extensive use of its database to develop proprietary information gives AIC the ability to segment its market and appropriately price risks.

         Approximately $41 billion of industry personal lines premiums are generated by independent agencies, and the remaining $85 billion of premiums are generated by insurers placing their products directly with the consumer through employee agents, independent contractor exclusive agents, direct response and mail order. Allstate believes its full-time agency force of independent contractor exclusive agents and employee agents provides it with an advantage in distributing PP&C products. However, some competitors, operating with solely exclusive agents who are independent contractors or distributing through direct response or mail order marketing, or operating with non-exclusive independent agents have also been able to operate effective distribution systems.

         The great majority of Allstate's 14,800 agents (including life specialists) are employee agents. In future years, Allstate expects that the percentage of its agents who are independent contractor exclusive agents will increase substantially. In 1990, Allstate instituted an exclusive agent contract under which persons are hired for an 18 month period during which they are trained as agents. Upon completion of the period, Allstate offers contracts to some of the trainees to serve as independent contractors who are exclusive agents for Allstate. Each person hired since 1990 for eventual consideration as an Allstate agent has been hired on this basis. In addition, employee agents who were hired prior to 1990 have been permitted to convert to independent contractor exclusive agent status. During 1996 Allstate required the conversion of its California employee agents to independent contractor exclusive agent status because of a California law which might have required Allstate to increase the amounts of reimbursements for California employee agent expenses to unacceptable levels. At December 31, 1996, Exclusive Agents, including agents in training to become Exclusive Agents, represented approximately 30% of Allstate agents.


CATASTROPHE EXPOSURE

         Catastrophes are an inherent risk of the property-liability insurance business which have contributed, and will continue to contribute, to material year-to-year fluctuations in Allstate's results of operations and financial position. The level of catastrophe loss experienced in any year cannot be predicted and could be material to results of operations and financial position. The Company has experienced two severe catastrophes in the last five years resulting in losses of $2.33 billion relating to Hurricane Andrew (net of reinsurance) and $1.72 billion relating to the Northridge earthquake. While management believes the Company's catastrophe management strategies, described below, will greatly reduce the probability of severe losses from catastrophes in the future, the Company continues to be exposed to similar or greater catastrophes (see "Risk Factors" and "Forward-Looking Statements" in this Form 10-K).

         A "catastrophe" is defined by Allstate as an event that produces pre-tax losses before reinsurance in excess of $1 million involving multiple first party policyholders. Catastrophes are caused by various events, including hurricanes, earthquakes, tornadoes, wind and hail storms, and fires. Although catastrophes can cause losses in a variety of property-liability lines, homeowners insurance has in the past generated the vast majority of catastrophe-related claims. For Allstate, major areas of potential losses due to hurricanes include major metropolitan centers near the eastern and gulf coasts of the United States. Allstate's major areas of exposure to potential losses due to earthquakes include population centers in and around Los Angeles and San Francisco. Other areas in the United States in which Allstate is exposed to potential losses from earthquakes include areas in the central United States affected by the New Madrid fault system in the midwest and areas in and around Seattle, Washington.

         Although Allstate, consistent with industry practice, prices risks in light of anticipated catastrophe exposure, the incidence and severity of catastrophes is unpredictable. Due to the current unavailability of reinsurance at rates acceptable to it, Allstate has limited amounts of reinsurance in place to lower its exposure to losses from catastrophes affecting its property-liability business at this time, other than the $400 million of reinsurance in Florida described below. However, Allstate continues to evaluate the reinsurance market for appropriate coverage at acceptable rates and continues to pursue other business strategies to lower its exposure to catastrophe losses.

         Allstate has initiated strategies to limit, over time, subject to the requirements of insurance laws and regulations and as limited by competitive considerations, its insurance exposures in certain regions prone to catastrophe occurrences. These strategies include limits on new business production, limitations on certain policy coverages, increases in deductibles, policy brokering and participation in catastrophe pools. In addition, Allstate has requested and received rate increases in certain regions prone to catastrophes. While management believes that its initiatives have reduced or will reduce Allstate's exposure to catastrophes in certain geographic regions over time, the extent of such reduction is uncertain and is constrained by state insurance laws and regulations. For example, some states, such as Florida and New York, limit the ability of insurers to non-renew policies. California requires that earthquake coverage be offered upon policy renewal every second year. The states in which Allstate faces its highest exposure -- California, Florida and New York -- require rates to be approved by the regulator, thereby making it more difficult to obtain adequate rates that reflect the catastrophe exposure. Finally, all states have shared market mechanisms that provide insurance to persons who are unable to obtain it in the voluntary market. Allstate's ability to reduce its exposure to catastrophes may be offset by any increase in the exposure through such shared market mechanisms. See "Regulation - Shared Markets" below.

         Allstate has used catastrophe simulation models in attempting to estimate the probability and the levels of losses which may result from catastrophes (Allstate also uses these models to assist its decisions concerning pricing, underwriting and reinsuring risks in areas of catastrophe exposure). These models are subject to uncertainties due to continual updating and revision to reflect the most currently available information on climatology and seismology, building codes, and policy demographics. Allstate believes that improvements in the amount and types of information contained in these models have improved its estimations of catastrophe exposures, as well as its ability to estimate losses in the earlier stages of development. However, use of the models has not enabled Allstate to predict the level of losses associated with a specific catastrophe in the past, and the predictive value of such models with regard to future catastrophes is subject to challenge. Nevertheless, the Company believes that full implementation of the actions described below with respect to Florida and California will reduce by April 30, 1998, the probability of its maximum loss from any single hurricane in Florida or any single earthquake in California of exceeding $1 billion to 1% or less, based on catastrophe simulation models and data available to the Company.

         The series of actions taken in Florida include increased deductibles, various coverage changes and a 24.9% statewide homeowners policies premium increase (accompanied by a moratorium on further rate increases by the Company until January 1, 1999, except for recoupment of residual property market assessments), the sale of renewal rights for up to 137,000 homeowner policies to an unrelated insurance company, the formation of a wholly-owned subsidiary to hold, sell and service the Company's approximately 675,000 remaining Florida property policies as such policies come up for renewal, and the transfers, commencing April 16, 1997, of the wind damage portion of approximately 50,000 to 60,000 property policies to the Florida Windstorm Underwriting Association, a state pooling mechanism. In addition, Allstate has obtained an excess reinsurance contract with an unaffiliated reinsurer providing up to $400 million of reinsurance per occurrence, up to an aggregate of $800 million, on Florida property policies for catastrophe losses in excess of $1 billion. The reinsurance protection extends to December 31, 1999. Effective with Florida property policies up for renewal on and after September 16, 1996, the Company discontinued its hurricane exposure non-renewal program.

         In December 1996 the CEA, a privately financed, publicly-managed state agency created to provide coverage for earthquake damage resulting from earth movements, commenced operations. Companies selling homeowners insurance in California are required to offer earthquake insurance either directly or through their participation in the CEA. Allstate chose to participate in the CEA and recorded $150 million for the initial assessment and related expenses in the third quarter of 1996. Allstate may be required to pay additional assessments to the CEA during the first 12 years of the CEA's operation, contingent on the capital level and aggregate losses recorded by the CEA. Under the CEA legislation currently in effect, Allstate believes that these contingent assessments will not exceed $700 million, based on its current share of the California homeowners market. Commencing in January 1997, the earthquake coverage provided by Allstate will be transferred to the CEA as Allstate's policies come up for renewal.


         Allstate continues to support passage of legislation in Congress such as the Homeowner's Insurance Availability Act which could, if enacted, lessen the impact to Allstate of catastrophic natural disasters such as hurricanes and earthquakes. Allstate is a founding member of a newly-formed coalition whose members include property insurers and insurance agents. This group is promoting a measure that would provide federal reinsurance to state disaster plans. The Company is unable to determine whether, or in what form, such proposed legislation will be enacted or what the effect on the Company will be.

DISCONTINUED LINES AND COVERAGES

         Allstate wrote excess and surplus lines coverages from 1972 to 1985 through its subsidiary, Northbrook Excess and Surplus Insurance Company ("NESCO"). NESCO wrote professional liability coverages for architects, engineers, lawyers, and physicians, principally on claims-made coverage forms. It also wrote substantial umbrella and excess liability coverages on an occurrence basis, including medical and other products liability coverages, for major United States corporations. In 1985, NESCO was merged into AIC with AIC assuming all of the assets and liabilities of NESCO. Since the early 1980's, Allstate has experienced significant increases in losses for years prior to 1980 arising out of NESCO's umbrella and excess liability coverage for large corporations. Since the late 1980's, most of these losses have related to environmental damages or asbestos-related damages or mass-tort settlements. AIC, as NESCO's successor, has been involved, and continues to be involved, in coverage litigation with NESCO insureds.

         In addition to NESCO's  activities,  during the late 1960's and through the early 1980's Allstate's reinsurance business unit wrote treaty and facultative reinsurance covering general liability primary policies, including policies for major producers of asbestos products. During approximately the same period, Allstate's reinsurance business unit wrote reinsurance coverage on liability policies with major United States corporations that have since become involved in environmental and asbestos damage claims. Such companies may have been involved with hazardous wastes in a variety of ways including as manufacturers, haulers, dump site owners, or through a combination of these activities. Allstate's reinsurance business unit has been involved and continues to be involved in coverage litigation and arbitration with ceding companies and their insureds involving liability for environmental and asbestos damages claims. In 1986, Allstate ceased writing business with ceding companies which tended to insure larger corporations with potential environmental and/or asbestos damage exposures, and its underwriting focus was redirected toward smaller, more regionalized insurers who focus on property and casualty coverages and who have underwriting standards that are considered prudent by Allstate. Also in 1986, the general liability policy form used by Allstate and others in the property-liability industry was amended to introduce an "absolute pollution exclusion," which excluded coverage for environmental damage claims, and to add asbestos exclusions. Most general liability policies issued prior to 1987 contain annual aggregate limits for products liability coverage, and policies issued after 1986 also have an annual aggregate limit as to all coverages. Allstate's experience to date is that these policy form changes have effectively limited its exposure to environmental and asbestos claim risks assumed, as well as primary commercial coverages written, for most policies written in 1986 and all policies written after 1986.

         Allstate's environmental and asbestos exposures are primarily limited to policies written in periods prior to 1986 with the preponderance of the losses emanating from policies written in the 1970's. New environmental and asbestos claims, however, continue to be reported. Allstate has established substantial reserves for the environmental and asbestos damage claims, and in October 1996 announced that it had increased such reserves by $318 million, including $60 million for mass tort exposures. Mass tort exposure primarily relate to products liability claims, such as those for medical devices and other products, and general liabilities. However, there are significant inherent uncertainties in estimating the ultimate cost of these claims, as discussed below. Further information regarding the foregoing is contained in "Property-Liability Claims and Claims Expense Reserves" at pages 42-45 of the 1996 Annual Report, incorporated herein by reference in response to Item 7 hereof. For information regarding Superfund proposed legislation, see"Regulatory Initiatives and Proposed Legislation" below.

         On July 31, 1996 Allstate sold to St. Paul Fire & Marine Insurance Company the commercial lines insurance business it operated through its Northbrook subsidiaries, retaining certain commercial business in run-off. Under the agreement, Allstate could be required to pay to St. Paul 50% of any deficiency in excess of $25 million which should develop in the Northbrook companies closing reserves by the fourth anniversary of closing, but not more than $100 million. If an excess in closing reserves should develop at such fourth anniversary, Allstate would be entitled to receive 50% of such excess, but not more than $50 million.

         On September 16, 1996 Allstate sold its domestic reinsurance operations to SCOR U.S. Corporation, and on November 15, 1996 sold its wholly-owned subsidiary Allstate Reinsurance Company, Ltd. ("ARCO") a company with foreign reinsurance operations, to QBE Insurance Group Limited ("QBE"). In connection with the latter sale, Allstate agreed to reimburse QBE for 80% of any adverse development in ARCO's reserves as of December 31, 1995, and QBE agreed to reimburse Allstate for 70% of any favorable development in such reserves, such reimbursements to be settled annually. Also, the parties are to review the development of 1996 underwriting results for contracts in place at November 15, 1996, and are to settle annually to the extent that the combined ratio for such contracts exceeds or is less than 110%.

         On October 8, 1996, the Company announced that it had increased by $87 million the provision for future losses provided for the run-off of the mortgage pool business, which had been retained in 1995 when the Company sold 70% of The PMI Group, Inc. The increase in the provision was due primarily to revised loss trend analysis based on continued weakness in economic conditions, including real estate prices and unemployment, in Southern California. These and other factors are considered in the periodic revaluation of the provision for future losses in this business.

PROPERTY-LIABILITY INSURANCE CLAIMS AND CLAIMS EXPENSE RESERVES

         Allstate establishes property-liability loss reserves to cover its estimated ultimate liability for losses and loss adjustment expenses with respect to reported claims and claims incurred but not yet reported as of the end of each accounting period. In accordance with applicable insurance laws and regulations and generally accepted accounting principles ("GAAP"), no reserves are established until a loss occurs, including a loss from a catastrophe. Underwriting results of the property-liability operations are significantly influenced by estimates of property-liability claims and claims expense reserves (see note 6 of the Notes to Consolidated Financial Statements at pages 74-77 of the 1996 Annual Report, incorporated herein by reference in response to Item 8 hereof). These reserves are an accumulation of the estimated amounts necessary to settle all outstanding claims, including claims which are incurred but not reported, as of the reporting date. The reserve estimates are based on known facts and on interpretations of circumstances, including Allstate's experience with similar cases and historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions and public attitudes. The effects of inflation are implicitly considered in the reserving process. The establishment of reserves, including reserves for catastrophes, is an inherently uncertain process and the ultimate cost may vary materially from the recorded amounts. Allstate regularly updates its reserve estimates as new facts become known and further events occur which may impact the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reflected in the results of operations in the period such changes are determined to be needed.

         Establishing net loss reserves for environmental, asbestos and mass tort claims is subject to uncertainties that are greater than those presented by other types of claims. Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, availability of reinsurance and the extent and timing of any such contractual liability. The legal issues concerning the interpretation of various insurance policy provisions and whether environmental, asbestos, and mass tort losses are, or were ever intended to be covered, are complex. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insured obligation to defend; how policy limits are determined; how policy exclusions are applied and interpreted; and whether clean-up costs represent insured property damage. Management believes these issues are not likely to be resolved in the near future. See note 6 of the Notes to Consolidated Financial Statements at pages 74-77 of the 1996 Annual Report, incorporated herein by reference in response to Item 8 hereof.

         On October 8, 1996 Allstate announced that it had strengthened its net loss reserves for Discontinued Lines and Coverages by a total of $405 million, based on the results of a study the Company had conducted of its environmental liabilities as well as a comprehensive internal assessment of its asbestos and other contractual liabilities related to other discontinued lines and coverages. The Company increased its asbestos net loss reserves by $72 million, its environmental net loss reserves by $172 million, its net loss reserves for mass tort exposure and general liability by $60 million, and its reserves for future insolvencies of reinsurers by $14 million. The October 8, 1996 announcement also reflected an increase of $87 million in Allstate's provision for future losses for the run-off of the mortgage pool business.

         The following tables are summary reconciliations of the beginning and ending property-liability insurance claims and claims expense reserve, displayed individually for each of the last three years. The first table presents reserves on a gross (before reinsurance) basis. The end of year gross reserve balances are reflected in the Consolidated Statements of Financial Position on page 58 of the 1996 Annual Report, incorporated herein by reference in response to Item 8 hereof. The second table presents reserves on a net (after reinsurance) basis. The total net property-liability insurance claims and claims expense amounts are reflected in the Consolidated Statements of Operations on page 57 of the 1996 Annual Report, incorporated herein by reference in response to Item 8 hereof.

Gross
($ in millions)

                                                                                   Year Ended December 31,
                                                                       ------------------------------------------------
                                                                             1996                1995              1994
                                                                       --------------     ---------------   -----------

Gross reserve for property-liability claims and claims expense,
   beginning of year                                                  $    17,687        $     16,763      $      15,521

Incurred claims and claims expense
    Provision attributable to the current year                             15,186              14,530             15,455
    Decrease in provision attributable to prior years                        (338)               (235)              (634)
                                                                           -------             -------            -------
                           Total claims and claims expense                 14,848              14,295             14,821

Claim payments
    Claims and claims expense attributable to current year                  8,073               8,490              8,898
    Claims and claims expense attributable to prior years                   5,711               4,881              4,681
    Claims and claims expense attributable to disposition of operations     1,369                   -                  -
                                                                           ------              ------             -------
                           Total payments                                  15,153              13,371             13,579
                                                                           ------              ------             -------

Gross reserve for property-liability claims and claims expense,
    end of year                                                            17,382              17,687             16,763
Less: ARCO reserve balances not subject to development (1)                      -                 361                349
                                                                           ------              -------            -------
Gross reserve for property-liability claims and claims expense,
    end of year as shown on 10-K loss reserve development table       $    17,382        $     17,326      $      16,414
                                                                           ======              ======             =======


(1) ARCO was sold in 1996. In 1995 and 1994, loss development information for ARCO (AIC's indirectly owned British reinsurance subsidiary) was not available on a comparable basis. This information was not material ($97.7 million in gross claims and claims expense in 1995 and $85.8 million in 1995 gross payments) and was treated as attributable to current year.

Net
($ in millions)

                                                                                           Year Ended December 31,
                                                                       -------------------------------------------------
                                                                             1996                1995              1994
                                                                       --------------     ---------------   ------------

Net reserve for property-liability claims and claims expense,
   beginning of year                                                  $    16,156        $     15,406      $      14,119

Incurred claims and claims expense
    Provision attributable to the current year                             14,823              14,113             15,241
    Decrease in provision attributable to prior years                        (336)               (425)              (712)
                                                                           -------             -------            -------
                           Total claims and claims expense                 14,487              13,688             14,529

Claim payments
    Claims and claims expense attributable to current year                  7,522               8,190              8,770
    Claims and claims expense attributable to prior years                   5,787               4,748              4,472
    Claims and claims expense attributable to disposition of operations     1,736                   -                  -
                                                                           -------             -------            -------
                           Total payments                                  15,045              12,938             13,242
                                                                           -------             -------            -------

Net reserve for property-liability claims and claims expense,
    end of year                                                            15,598              16,156             15,406
Less: ARCO reserve balances not subject to development (1)                      -                 320                290
                                                                           -------             -------            -------
Net reserve for property-liability claims and claims expense,
    end of year as shown on 10-K loss reserve development table (2)   $    15,598        $     15,836      $      15,116
                                                                           =======             ======             ======



(1) ARCO was sold in 1996. In 1995 and 1994, loss development information for ARCO (AIC's indirectly owned British reinsurance subsidiary) was not available on a comparable basis. This information was not material ($76.5 million in claims and claims expense in 1995 and $45.7 million in 1995 payments) and was treated as attributable to current year.

(2) Reserves for claims and claim expense are net of reinsurance of $1.78 billion, $1.49 billion and $1.30 billion, at December 31, 1996, 1995 and 1994, respectively.

             The year-end 1996 gross reserves of $17.38 billion for property-liability insurance claims and claims expense, as determined under GAAP, were $1.96 billion more than the reserve balance of $15.42 billion recorded on the basis of statutory accounting practices for reports provided to state regulatory authorities. The principal difference is the reinsurance recoverable from third parties totaling $1.78 billion that reduces reserves for statutory reporting and is recorded as an asset for GAAP reporting. Additional differences are caused by the reserves of the Canadian subsidiary which is not included in the combined United States statutory statement.

             The loss reserve development table below illustrates the change over time of the net reserves established for property-liability insurance claims and claims expense at the end of various calendar years. The first section shows the reserves as originally reported at the end of stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability.
 The third section, reading down, shows retroactive reestimates of the original recorded reserve as of the end of each successive year which is the result of Allstate's expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest reestimated reserve to the reserve originally established, and indicates whether or not the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims. The table also presents the gross reestimated liability as of the end of the latest reestimation period, with separate disclosure of the related reestimated reinsurance recoverable. This presentation appears for all periods in which the income recognition provisions of Statement of Financial Accounting Standards No. 113 have been applied.

The loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.


                            Loss Reserve Development


($ in millions)


                                                                          December 31, (1)
                                    -----------------------------------------------------------------------------------------------
                                    1986     1987     1988      1989     1990     1991     1992     1993     1994     1995     1996
                                    ----     ----     ----      ----     ----     ----     ----     ----     ----     ----     ----

Gross Reserves for
   Property-liability

   Insurance Claims                $7,603   $8,793   $10,035   $10,962  $12,117  $13,136  $14,902  $15,209  $16,414  $17,326 $17,382
Deduct: Reinsurance
   Recoverables                     1,053    1,076     1,180     1,066    1,028    1,066    1,419    1,338    1,298    1,490   1,784
                                    -----    -----     -----     -----    -----    -----    -----    -----    -----    -----   -----
Net Reserve for
Property-liability Insurance
Claims and Claims Expense           6,550    7,717     8,855     9,896   11,089   12,070   13,483   13,871   15,116   15,836  15,598
----------------------------

Paid (cumulative) as of:
-----------------------

One year later                      2,658    3,074     3,516     4,295     4,558   4,550    4,955    4,472    4,748    5,787
Two years later                     3,990    4,586     5,279     6,338     6,723   6,688    7,068    6,519    7,749
Three years later                   4,833    5,564     6,433     7,584     8,010   7,935    8,283    8,273
Four years later                    5,397    6,242     7,161     8,338     8,778   8,694    9,430
Five years later                    5,802    6,694     7,611     8,824     9,279   9,508
Six years later                     6,096    6,975     7,927     9,180     9,883
Seven years later                   6,288    7,201     8,189     9,651
Eight years later                   6,469    7,407     8,560
Nine years later                    6,662    7,701
Ten years later                     6,908

Reserve Reestimated as of:
-------------------------


End of year                         6,550    7,717     8,855     9,896    11,089  12,070   13,483   13,871   15,116   15,836  15,598
One year later                      6,790    7,824     8,891    10,312    11,367  11,990   13,081   13,159   14,691   15,500
Two years later                     6,905    7,862     9,006    10,617    11,576  11,909   12,745   12,890   14,295
Three years later                   6,987    7,979     9,323    10,990    11,680  11,905   12,735   12,832
Four years later                    7,095    8,298     9,686    11,105    11,777  12,010   12,877
Five years later                    7,390    8,687     9,817    11,245    11,954  12,322
Six years later                     7,791    8,830     9,974    11,447    12,378
Seven years later                   7,948    9,002    10,212    11,962
Eight years later                   8,095    9,265    10,762
Nine years later                    8,402    9,826
Ten years later                     8,940

Initial net reserve in excess of
(less than) reestimated reserve:
-------------------------------

Amount                            ($2,390) ($2,109)  ($1,907)  ($2,066)  ($1,289)  ($252)    $606    $1,039    $821     $336
Percent                             (36.5)  (27.3)    (21.5)    (20.9)    (11.6)    (2.1)     4.5       7.5     5.4      2.1

Gross Reestimated Liability-Latest                                                        $14,644   $14,456 $15,788  $16,988
Reestimated Recoverable-Latest                                                              1,767     1,624   1,493    1,488
                                                                                          -----------------------------------
Net Reestimated Liability-Latest                                                           12,877    12,832   14,295  15,500

Gross Cumulative Excess (Deficiency)                                                         $258      $753     $626    $338
                                                                                          ===================================



(1) For 1990 through 1995, this loss reserve development table excludes ARCO claims and claims expense, due to the unavailability of loss reserve development information for these claims on a comparable basis. ARCO was sold in 1996.


          As the table above illustrates, Allstate's net reserve for property-liability insurance claims and claims expense at the end of 1995 developed favorably in 1996 by $336 million, compared to favorable development of the gross reserves of $338 million. Net reserve development in 1995 and 1994 was more favorable than favorable gross reserve development in these years. This relationship was due to the fact that Allstate's principal property-liability lines, such as private passenger auto and homeowners, are not significantly affected by reinsurance, whereas Discontinued Lines and Coverages, involve a higher level of ceded reinsurance protection. The more favorable development in the net reserves in 1995 and 1994 was due to higher anticipated reinsurance cessions on increased reserve reestimates for Discontinued Lines and Coverages. In 1996, following completion of a comprehensive review of available reinsurance for Discontinued Lines and Coverages, the Company strengthened ceded loss reserves. This strengthening offset the favorable effect of higher reinsurance cessions related to increased reestimates of gross reserves for Discontinued Lines and Coverages. See "Property-Liability Claims and Claims Expense Reserves" on pages 42-46 of the 1996 Annual Report, incorporated herein by reference in response to Item 7 hereof. For further discussion of the Company's reinsurance programs, see "Property-Liability Reinsurance Ceded" on pages 45-46 of the 1996 Annual Report, incorporated herein by reference in response to Item 7 hereof.

          The subsequent reduction in the net reserves established at December 31, 1995, 1994 and 1993 shown in the foregoing table reflects favorable severity trends that the Company has experienced, as more fully discussed below. The principal cause for the initial reserves established at the end of 1991, and all previous years reflected in the table, needing to be increased over the time frame in the above table is the cumulative adverse reserve development on environmental and asbestos claims, virtually all of which relates to 1984 and prior years. There are significant uncertainties in estimating the amount of Allstate's environmental, asbestos damage and mass tort claims. Among the complications are a lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, and complex unresolved legal issues regarding policy coverage and the extent and timing of any such contractual liability. Courts have reached different and sometimes inconsistent conclusions as to when the loss occurred and what policies provide coverage; what claims are covered; whether there is an insured obligation to defend; how policy limits are determined; how policy exclusions are applied and interpreted; and whether clean-up costs represent insured property damage. These issues are not likely to be resolved in the near future. As a result of these issues, the ultimate cost of these claims may generate losses that vary materially from the amount currently reserved.

          During 1996, Allstate conducted a comprehensive reevalution of Discontinued Lines and Coverages net loss reserves. As the industry has gained experience evaluating environmental exposures some actuarial firms have developed meaningful techniques and databases to estimate environmental liabilities. Allstate gained access to complex databases developed by outside experts to estimate the cost of liabilities for environmental claims. The databases contained lists of known potentially responsible parties ("PRP"), National Priority List ("NPL") sites, and the Environmental Protection Agency's estimate of clean-up costs. Allstate's policy files were compared to the databases, and factors to estimate growth of NPL sites, state sites, third party claims, natural resource damage, probability of coverage, and PRP's being named at future sites were applied to determine an estimate of the Company's potential environmental loss. The Company also refined its own estimation techniques, which were tested and validated by outside actuaries, to estimate environmental and asbestos losses. Allstate used a combination of these resources, along with an extensive internal review of its current claim exposures to estimate environmental and asbestos reserves. The Company also performed an in-depth analysis of its reinsurance recoverables and refined its process for estimating and identifying available reinsurance since some reinsurers have become insolvent or Allstate has commuted their agreements. In addition to environmental and asbestos exposures, the Discontinued Lines and Coverages loss reserve re-evaluation also included an assessment of current claims for mass tort exposures which primarily relate to products liability claims, such as those for medical devices and other products, and general liabilities. These studies and reevaluations resulted in Allstate's actions to increase reserves as described in "Property-Liability Claims and Claims Expense Reserves" at pages 42-46 of the 1996 Annual Report, incorporated herein by reference in response to Item 7 hereof. While the Company believes the improved actuarial techniques and databases described above have assisted in its ability to estimate environmental, asbestos and mass tort net loss reserves, these refinements may prove to be inadequate indicators of the extent of probable loss. See note 6 of the Notes to the Consolidated Financial Statements on pages 74-77 of the 1996 Annual Report, incorporated herein by reference in response to Item 8 hereof.

   The following table is derived from the Loss Reserve Development table and summarizes the effect of reserve reestimates, net of reinsurance, on calendar year operations for the same ten-year period ended December 31, 1996. The total of each column details the amount of reserve reestimates made in the indicated calendar year and shows the accident years to which the reestimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve reestimates for the indicated accident year(s).


                      Effect of Net Reserve Reestimates on
                            Calendar Year Operations


($ IN MILLIONS)                  CALENDAR YEARS
                                 --------------



                       1987     1988    1989    1990    1991     1992      1993      1994     1995    1996      TOTAL
                       ----     ----    ----    ----    ----     ----      ----      ----     ----    ----      -----

BY ACCIDENT
----------
YEAR
----
1986 & PRIOR           $240     $115     $82    $108    $295     $401      $157      $147     $307    $538     $2,390
        1987                      (8)    (44)      9      24      (12)      (14)       25      (44)     23        (41)
        1988                              (2)     (2)     (2)     (26)      (12)      (15)     (25)    (11)       (95)
        1989                                     301     (12)      10       (16)      (17)     (36)    (35)       195
        1990                                             (27)    (164)      (11)      (43)     (25)    (91)      (361)
        1991                                                     (289)     (185)     (101)     (72)   (112)      (759)
        1992                                                               (321)     (332)    (115)   (170)      (938)
        1993                                                                         (376)    (259)   (200)      (835)
        1994                                                                                  (156)   (338)      (494)
        1995                                                                                            60         60

                        ---      ---     ---     ---     ---     ----      ----      ----     ----    ----       ----
TOTAL                  $240     $107     $36    $416    $278     $(80)    $(402)    $(712)   $(425)  $(336)     $(878)




     Favorable calendar year reserve development in 1996, 1995 and 1994 was the result of favorable severity trends in each of the three years, which more than offset adverse development in Discontinued Lines and Coverages and increases to reserves for claim expense which occurred in 1996. Adverse development of accident year 1995 in 1996 was also due to previously mentioned increases to reserves for claims expense.



          The favorable severity trend during this three-year period was largely due to lower than anticipated medical cost inflation for personal auto injury claims and improvements in the Company's claim settlement processes. The reduction in the anticipated medical cost inflation trend has emerged over time as actual claim settlements validated the effect of the steady decline in the rate of inflation. Although improvements in the Company's claim settlement process has contributed to favorable severity development of personal injury claims during the past three years, the new processes have caused an increase in the number of claims outstanding. The Company expects the rate of increase to continue to decline in 1997, however the number of outstanding claims may not be reduced to levels previously reported due to an increase in the time required to complete the new claim settlement processes. In addition, while the claim settlement process changes are believed to have contributed to favorable severity trends on closed claims, these changes introduce a greater degree of variability in reserve estimates for the remaining outstanding claims at December 31, 1996. Future reserve releases, if any, will depend on the continuation of the favorable loss trends. See "Risk Factors Affecting Allstate," above.

        LIFE AND ANNUITY

        Allstate Life markets a broad line of life insurance, annuity and group pension products countrywide, and accounted for approximately 22% of Allstate's 1996 statutory premiums. Life insurance includes traditional products such as whole life and term life insurance, as well as universal life, variable life and other interest-sensitive life products. Annuities include both deferred annuities, such as variable annuities and fixed rate single premium deferred annuities, and immediate annuities such as structured settlement annuities. Allstate Life's group pension products include guaranteed investment contracts and retirement annuities. In 1996, annuity premiums and deposits represented 57% of Allstate Life's total statutory premiums and deposits.

        Allstate Life competes principally on the basis of its name recognition, scope of its distribution systems, customer service and focus, breadth of product offerings, product features, its financial strength, claims-paying ability ratings, and price, and with respect to variable life and annuity products, management and investment performance of, and various investment choices in, its Separate Account portfolio of funds.

        Allstate Life reaches a broad market of potential insureds throughout the United States through a variety of distribution channels including Allstate agents, some of whom specialize in life insurance and annuity products, banks, independent agents, brokers and direct response marketing. Allstate Life markets individual and group life insurance, annuity and pension products through Allstate agents, banks, independent agents, brokers and direct response marketing. Products bearing the "Allstate Life Insurance Company" name are generally sold by Allstate agents, specialized brokers, and through direct marketing techniques, while other products, many of which are of similar types to those bearing the "Allstate Life Insurance Company" name, are distributed through independent insurance agents, brokers and banks. Allstate Life's products are written by various ALIC subsidiaries and are sold under various names in addition to "Allstate Life Insurance Company," including "Allstate Life Insurance Company of New York," "Northbrook Life Insurance Company,""Glenbrook Life and Annuity Company," "Lincoln Benefit Life Company" and "Surety Life Insurance Company." Life insurance in force was $186 billion at December 31, 1996 and $163 billion at December 31, 1995. As of December 31, 1996, Allstate Life had $33.6 billion of investments, including $5.6 billion of Separate Account assets.

        Northbrook Life Insurance Company has a strategic alliance with Dean Witter for the marketing and distribution of Northbrook's life and annuity products through Dean Witter's broker sales force. Glenbrook Life and Annuity Company has also entered into marketing arrangements with banks for the sale of life and annuity products, including an arrangement in 1995 with the AIM mutual fund group under which AIM markets Glenbrook Life and Annuity Company variable annuities. Allstate Life is committed to broadening its bank distribution outlets in an effort to increase the sales of its annuity products, and to participate in the market for life insurance products sold through banks.

        Although Allstate Life's management develops overall strategies and utilizes certain services shared with AIC such as investment, finance, information technology and legal services, the primary management of each distribution channel is largely decentralized. Accordingly, management of each distribution channel is primarily responsible for determining its own product mix and designing products or product features appropriate for its target market. Allstate Life believes that its range of distribution channels promotes flexibility, extends market reach, reduces dependency on any one distribution system, and allows Allstate Life to focus on distinct, generally non-overlapping markets. In 1996 Allstate Life implemented a redesign of the processes under which the sale of life insurance is made through Allstate's agency force, which it believes has contributed, and will continue to contribute, to greater sales of life insurance and annuities through this distribution channel. Sales of life insurance and annuity products through the Allstate agency force increased by almost 16% in 1996, following a 14% increase in sales in 1995. This was attributed to Allstate Life's ability to focus more of the agents' time on life insurance through sales management's commitment to life insurance and annuities and through initial efforts in redesigning the sales processes. Allstate Life continues to address the sales processes to further its goal of additional increases in sales.

        The establishment of reserve and contractholder fund liabilities in recognition of Allstate's future benefit obligations under life and annuity policies and other Allstate Life products are discussed in note 2 of the Notes to the Consolidated Financial Statements on pages 62-65 of the 1996 Annual Report, incorporated herein by reference in response to Item 8 hereof.

        The market for financial services, including the various types of life insurance and annuities sold by Allstate Life, is highly competitive. As of December 31, 1996, there were approximately 800 groups of life insurance companies in the United States, most of which offer one or more products similar to those offered by Allstate Life and many of which use similar marketing techniques. Based on information contained in statements filed with insurance departments, in 1995 approximately 50% of the life insurance and annuity premiums and deposits were sold by 15 groups of companies. Allstate Life ranked 19th based on life insurance and annuity premiums and deposits and based on statutory admitted assets. Banks and savings and loan associations in certain jurisdictions compete with Allstate Life in the sale of life insurance products. In addition, because certain life insurance and annuity products include a savings or investment component, competition also comes from brokerage firms, investment advisors and mutual funds as well as from banks and other financial institutions. Despite a large number of life company acquisitions in recent years, the life insurance and annuity market continues to be highly fragmented and competitive.

          CAPITAL REQUIREMENTS

          The capacity for Allstate's growth in premiums, like that of other insurance companies, is in part a function of its operating leverage. Operating leverage for property-liability insurance companies is measured by the ratio of net premiums written to statutory surplus. Ratios in excess of 3 to 1 are considered outside the usual range by insurance regulators and rating agencies. AIC's premium to surplus ratio declined to 1.6 to 1 at December 31, 1996 from
1.9 to 1 at December 31, 1995. The principal cause of the change was an increase in statutory surplus (i.e., the excess of assets permitted by Illinois to be taken into account over all liabilities) resulting from net income and gains on securities, including investments in affiliates and sales of businesses, on a statutory basis. Maintaining appropriate levels of statutory surplus is considered important by Allstate's management, state insurance regulatory authorities, and the agencies that rate insurers' claims-paying abilities and financial strength. In early 1996, A.M. Best upgraded Allstate's claims-paying ability rating to A from A-.

        Failure to maintain certain levels of statutory capital and surplus could result in increased scrutiny or, in some cases, action taken by state regulatory authorities and/or rating agencies. Increased public and regulatory concerns regarding the financial stability of participants in the insurance industry have resulted in greater emphasis being placed by policyholders upon insurance company ratings and have created, particularly with respect to certain life insurance products, some measure of competitive advantage for insurance carriers with higher ratings. Failure to maintain claims-paying and financial strength ratings could negatively affect the Company's competitiveness.

        The National Association of Insurance Commissioners ("NAIC") has adopted a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance risk, business risk, asset risk and interest rate risk. The RBC formula for property-liability companies includes asset and credit risk, but places more emphasis on underwriting factors for reserving and pricing. At December 31, 1996, RBC for each of Allstate's significant property-liability and life insurance companies exceeded the required capital levels. See "Capital Resources" on pages 50- 51 of the 1996 Annual Report, incorporated herein by reference in response to Item 7 hereof.

        Allstate enters into certain intercompany insurance and reinsurance transactions for its property-liability and life and annuity operations. Allstate enters into these transactions in order to maintain underwriting control and spread insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All material intercompany transactions are eliminated in the Company's consolidated financial statements.


        INVESTMENTS

        Allstate follows a strategy to manage its exposure to market risk. Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. The Company's primary market risk exposures are to changes in interest rates and equity prices. The Company does not currently have material exposures to either commodity price or foreign currency exchange risk. However, currency risk exposures may increase in the future as the Company expands its international operations and investments in foreign stocks and bonds. The Company seeks to earn returns that enhance its ability to offer competitive rates and prices to customers while contributing to attractive and stable profits and long term capital growth for the Company. Accordingly, the Company's investment decisions and objectives are a function of the underlying risks and product profiles of each primary business operation. The property-liability overall market risk management objective is to maximize total after-tax return on capital while considering the risks in the fixed income and equity markets such as duration, credit, liquidity and tax risks. In order to support competitive credited rates and earn stable profits, Allstate Life adheres to a basic philosophy of matching assets with related liabilities to limit interest rate risk, while maintaining adequate liquidity and a prudent and diversified level of credit risk.

        During the second quarter of 1996, Allstate repositioned its property-liability portfolio, reducing the duration of its fixed income assets by decreasing the proportion of tax-exempt long-term securities and increasing its investment in intermediate-term taxable securities. Allstate also sold a portion of its equity portfolio and invested the proceeds in fixed income securities. The sales of Allstate's commercial insurance and reinsurance businesses in 1996 (see "Discontinued Lines and Coverages," above) have reduced the base of assets available for investment by Allstate by $1.6 billion.

        At December 31, 1996, 100% of Allstate's fixed income securities and equity securities in its portfolio were designated as "available for sale" and carried in the Company's financial statements at fair value. While the Company generally holds its fixed income securities for the long term, management classifies these fixed income securities as available for sale to maximize the Company's flexibility in responding to changes in market conditions. Changes in the fair value of these securities, net of deferred income taxes and deferred acquisition costs and benefit reserve adjustments on certain life insurance products, are reflected as a separate component of shareholders' equity. For discussion of the composition of the Company's investment portfolio, see "Investments" on pages 52-56 of the 1996 Annual Report, incorporated herein by reference in response to Item 7 hereof, and Note 4 of the Notes to the Consolidated Financial Statements on pages 67-70 of the 1996 Annual Report, incorporated herein by reference in response to Item 8 hereof.

REGULATION

          Allstate is subject to extensive regulation and supervision in the jurisdictions in which it does business. This regulation has a substantial effect on the business of Allstate, primarily on Allstate's personal lines property-liability business. This regulatory oversight includes, for example, matters relating to licensing and examination, rate setting, trade practices, policy forms, limitations on the nature and amount of certain investments, claims practices, mandated participation in shared markets and guaranty funds, reserve adequacy, insurer solvency, transactions with affiliates, the amount of dividends that may be paid, and restrictions on underwriting standards. For discussion of statutory financial information, see note 12 of the Notes to Consolidated Financial Statements on pages 82-83 of the 1996 Annual Report, incorporated herein by reference in response to Item 8 hereof; and for discussion of regulatory contingencies, see note 9 of the Notes to Consolidated Financial Statements on pages 79-80 of the 1996 Annual Report, incorporated herein by reference in response to Item 8 hereof.

        LIMITATIONS ON DIVIDENDS BY INSURANCE SUBSIDIARIES - The Company is a legal entity separate and distinct from its subsidiaries. As a holding company with no other business operations, its primary sources of cash to meet its obligations, including principal and interest payments with respect to indebtedness, are dividends and other statutorily permitted payments from AIC. AIC, as a domiciliary of Illinois, is subject to the Illinois insurance laws and regulations. In Illinois, a domestic stock insurer may, without prior regulatory approval, pay ordinary dividends from statutory surplus which at the time of declaration is not less than the minimum required for the kind of insurance business that such company is authorized to conduct. Under the Illinois Insurance Code, AIC's surplus following any transaction with affiliates or dividends, including distributions to its shareholder or other security holders, must be reasonable in relation to AIC's outstanding liabilities and must be adequate to meet its financial needs. The Illinois Insurance Code allows "extraordinary dividends" to be paid after thirty days notice to the Illinois Insurance Department, unless disapproved or sooner approved during such thirty day period. "Extraordinary dividends" for these purposes are defined as any dividend or distribution which together with any other dividend or distribution made within the preceding 12 months exceeds the greater of (i) 10% of the insurance company's statutory surplus as of the preceding December 31, or (ii) its statutory net income for the year ended on the preceding December 31. The maximum amount of dividends that AIC can distribute during 1997 without prior approval of the Illinois Department of Insurance is $2.2 billion. If insurance regulators determine that payment of a dividend or any other payments to an affiliate (such as payments under a tax sharing agreement, payments for employee or other services, or payments pursuant to a surplus note) would, because of the financial condition of the paying insurance company or otherwise be hazardous to such insurance company's policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval.

        HOLDING COMPANY REGULATION - The Company and AIC are currently insurance holding companies subject to regulation throughout jurisdictions in which Allstate's insurance subsidiaries do business. Certain of AIC's subsidiaries and companies in which AIC holds a minority equity interest are property-liability and life insurance companies organized under the respective insurance codes of California, Florida, Illinois, Nebraska, New York, Texas and Utah. The insurance codes in such states contain similar provisions (subject to certain variations) to the effect that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulator. In general, a presumption of "control" arises from the ownership, control, possession with the power to vote or possession of proxies with respect to 10% or more of the voting securities of a domestic insurer or of a person that controls a domestic insurer. In Florida, regulatory approval must be obtained prior to the acquisition of 5% or more of the voting securities of a domestic stock insurer or of a controlling company. In addition, certain state insurance laws contain provisions that require pre-acquisition notification to state agencies of a change in control with respect to a non-domestic insurance company admitted in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic admitted insurer if certain conditions exist, such as undue market concentration. Thus, any transaction involving the acquisition of 10% or more (5% in Florida) of the Company's common stock would generally require prior approval by the state insurance departments in California, Florida, Illinois, Nebraska, New York, Texas and Utah and would require the pre-acquisition notification in those states which have adopted pre-acquisition notification provisions and wherein Allstate's insurance subsidiaries are admitted to transact business. Such approval requirements may deter, delay or prevent certain transactions affecting the ownership of the Company's common stock.

        RATE REGULATION - Most states have insurance laws requiring that property-liability rate schedules, policy or coverage forms, and other information be filed with the state's regulatory authority. In many cases, such rates and/or policy forms must be approved prior to use. While they vary from state to state, the objectives of the rating laws are generally the same: a rate must be adequate, not excessive, and not unfairly discriminatory.

        Property-liability insurers are generally unable to effect rate increases with respect to a coverage until sometime after the costs associated with such coverage have increased. The speed at which an insurer can change rates in response to the competition or to increasing costs depends, in part, on whether the rating laws are administered as (i) prior approval, (ii) file-and-use, or (iii) use-and-file laws. In states having prior approval laws, a rate must be approved by the regulator before it may be used by the insurer. In states having file-and-use laws, the insurer does not have to wait for the regulator's approval to use a rate, but the rate must be filed with the regulatory authority prior to being used. A use-and-file law requires an insurer to file rates within a certain period of time after the insurer begins using the rates. Approximately one half of the states, including California and New York, have prior approval laws. States such as Florida, Illinois and Michigan have both use-and-file and file-and-use laws or regulations, depending upon the line of coverage. Under all three types of rating systems, the regulator has the authority to disapprove the rate subsequent to its filing.

        State regulators have broad discretion in judging whether an insurer's rate or proposed rate is adequate, not excessive and not unfairly discriminatory. An insurer's ability to adjust its rates in response to competition or to increasing costs is often dependent on an insurer's ability to demonstrate to the regulator that its rates or proposed rates meet the objectives of the rate making laws. In those states that significantly restrict an insurer's discretion in selecting the business that it wants to write, an insurer can manage its risk of loss by charging a price that matches the cost of providing the insurance. In those states that significantly restrict an insurer's ability to charge a price that matches the cost of providing the insurance, the insurer can manage its risk of loss by being more selective in the type of business it writes. When a state significantly restricts both underwriting and pricing, it becomes more difficult for an insurer to manage its profitability.

        Changes in Allstate's claim settlement process which may have contributed to favorable severity trends on closed personal injury claims in 1994, 1995 and 1996, and to a slowing of loss payments and an increase in the number of outstanding claims, may require Allstate to actuarially adjust loss information used in its rate application process.

         From time to time, the private passenger automobile insurance industry has come under pressure from state regulators, legislators and special interest groups to reduce, freeze or set rates at levels that do not, in Allstate's management's view, correspond with underlying costs. Some of this activity can result in legislation and/or regulations which adversely affect the profitability of Allstate's automobile insurance line of business in various states. Adverse legislative and regulatory activity constraining Allstate's ability to adequately price insurance coverage may occur in the future. Similar pressures have been experienced regarding rates for homeowners insurance, as regulators in catastrophe prone states struggle to identify an acceptable methodology to price for catastrophe exposure. The impact of the insurance regulation environment on Allstate's results of operations in the future is not predictable.

        SHARED MARKETS - As a condition of its license to do business in various states, Allstate is required to participate in mandatory property-liability shared market mechanisms or pooling arrangements, which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage voluntarily provided by private insurers. In addition, some states require automobile insurers to participate in reinsurance pools for claims that exceed a certain amount. Currently, there are no mandatory pooling mechanisms applicable to Allstate Life, except for guaranty fund assessments. The participation by Allstate in such shared markets or pooling mechanisms is generally in amounts related to the amount of Allstate's direct writings for the type of coverage written by the specific pooling mechanism in the applicable state. Allstate incurred an underwriting loss from participation in such mechanisms, mandatory pools and underwriting associations of $68 million, $134 million and $109 million in 1996, 1995 and 1994, respectively. The amount of future losses or assessments from the personal and commercial lines shared market mechanisms and pooling arrangements described above cannot be predicted with certainty. Although it is possible that future losses or assessments from such mechanisms and pooling arrangements could have a material adverse effect on results of operations, the Company does not expect future losses or assessments to have a material adverse effect on its financial condition or results of operations.

        GUARANTY FUNDS - Failures of certain large insurers in recent years have increased solvency concerns of regulators. Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Allstate's expenses with respect to such guaranty funds for the years 1996, 1995 and 1994 were $35 million, $26 million and $56 million, respectively.

        INVESTMENT REGULATION - Allstate is subject to state laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain investment categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non- admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. As of December 31, 1996, Allstate's investment portfolio complied with such laws and regulations in all material respects.

        REGULATORY INITIATIVES AND PROPOSED LEGISLATION - The state insurance regulatory framework has during recent years come under increased federal scrutiny, and certain state legislatures have considered or enacted laws that alter and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems. Further, the NAIC and state insurance regulators are re-examining existing laws and regulations, specifically focusing on insurance company investments, issues relating to the solvency of insurance companies, interpretations of existing laws and the development of new laws. In addition, Congress and certain federal agencies have investigated the condition of the insurance industry in the United States to determine whether to promulgate federal regulation. Allstate is unable to predict whether any state or federal legislation will be enacted to change the nature or scope of regulation of the insurance industry, or what effect any such legislation would have on the Company.

        Environmental pollution clean-up is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to clean-up. The insurance industry is involved in extensive litigation regarding coverage issues. The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfund") govern the clean-up and restoration by "Potentially Responsible Parties" ("PRP's"). Superfund and the mini-Superfunds (Environmental Clean-up Laws or "ECLs") establish a mechanism to pay for clean-up of waste sites if PRP's fail to do so, and to assign liability to PRP's. The extent of liability to be allocated to a PRP is dependent on a variety of factors.
Further, the number of waste sites subject to clean-up is unknown. Very few sites have been subject to clean-up to date. The extent of clean-up necessary and the assignment of liability has not been established. The insurance industry, including Allstate, are disputing many such claims. Key coverage issues include whether Superfund response costs are considered damages under the policies, trigger of coverage, applicability of pollution exclusions, the potential for joint and several liability and definition of an occurrence. Similar coverage issues exist for clean-up and waste sites not covered under Superfund. To date, courts have been inconsistent in their rulings on these issues. Allstate's exposure to liability with regard to its insureds which have been, or may be, named as PRPs is uncertain. See "Discontinued Lines and Coverages", above. Superfund reform proposals have been introduced in Congress, including a proposal introduced in the current session, but none has been enacted at the date of this publication. There can be no assurance that any Superfund reform legislation will be enacted or that any such legislation will provide for a fair, effective and cost-efficient system for settlement of Superfund related claims.

        Proposed federal legislation which would permit banks greater participation in the insurance business could, if enacted, present an increased level of competition for the sale of insurance products. In addition, while current federal income tax law permits the tax-deferred accumulation of earnings on the premiums paid by an annuity owner and holders of certain savings-oriented life insurance products, no assurance can be given that future tax law will continue to allow such tax deferrals. If such deferrals were not allowed, consumer demand for the affected products, including those sold by Allstate Life, would be substantially reduced. In addition, proposals to lower the federal income tax rates through a form of flat tax or otherwise could have, if enacted, a negative impact on the demand for such products.


GEOGRAPHIC DISTRIBUTION OF INSURANCE

          Allstate, through a variety of companies, is authorized to sell property-liability and life insurance in all 50 states, the District of Columbia, Puerto Rico and Canada. To a limited extent, Allstate is engaged, through affiliates, in the insurance business in Germany, Japan and the Republic of Korea. The following tabulation reflects, in percentages, the principal geographic distribution of statutory premiums earned for the property-liability insurance business and statutory premiums for the life insurance business for the year ended December 31, 1996:

                   NY       CA       FL      IL      PA      MI      NJ     MD       TX      GA      NC      OH           Total
                   --       --       --      --      --      --      --     --       --      --      --      --           -----
Property-
  Liability       12.7     10.6      9.7     5.2     5.1     4.6     4.3    3.6      3.1     3.0     2.7     2.6          67.2


                   CA       FL       NE      MA      TX      PA      IL     NJ       MI      NY      CO      OH           Total
                   --       --       --      --      --      --      --     --       --      --      --      --           -----

Life              13.9      8.7      6.4     5.5     5.4     5.3     5.1    3.8      3.7     2.9     2.6     2.6           65.9


           No other jurisdiction accounted for more than 2.6% of the statutory premiums for property-liability insurance or life insurance.

           In 1991, Allstate announced its decision to withdraw from the property-liability market in New Jersey, but its application has been suspended until December 31, 1997 by agreement between Allstate and New Jersey insurance authorities. In the meantime, Allstate has continued to write insurance in New Jersey. Although it is licensed to do so, Allstate is not currently writing private passenger automobile or homeowners insurance in Massachusetts.

SEASONALITY

           Although the insurance business generally is not seasonal, claims and claims expense for the property-liability insurance operations tend to be higher for periods of severe or inclement weather.

EMPLOYEES

           At December 31, 1996, Allstate employed approximately 48,200 people.

SERVICE MARKS

           The names "Allstate" and "Allstate Life," the slant "A" Allstate logo, the slogan "You're in Good Hands With Allstate" and the graphic "Good Hands" design logo which features cupped hands holding an automobile and a house, and the "Northbrook" logo design are used extensively in Allstate's businesses. Allstate's rights in the United States to the names "Allstate" and "Allstate Life," the Allstate and Northbrook logos, the "Good Hands" slogan and the "Good Hands" symbol continue so long as Allstate continues to exercise those rights. These service marks are the subject of numerous renewable United States and foreign service mark registrations. The Company believes that these service marks are material to the business of Allstate.

Executive Officers of the Registrant

           The following tabulation sets forth the names of the executive officers of the Company, their current ages, the positions with Allstate held by them, and the dates of their first election as officers:

Executive Officers of the Registrant

           The following tabulation sets forth the names of the executive officers of the Company, their current ages, the positions with Allstate held by them, and the dates of their first election as officers:


                                                                                                        Date First
                                                                                                        Elected
Name                    Age                        Position and Offices Held                            Officer
----                    ---                        -------------------------                            -------

Jerry D. Choate*........58                         Chairman and Chief Executive
                                                   Officer of the Company and AIC                         1983

Joan M. Crockett........46                         Senior Vice President
                                                   of AIC                                                 1994

Edward J. Dixon.........53                         Senior Vice President of AIC                           1988



Robert W. Gary..........58                         Senior Vice President of AIC                           1986

Steven L. Groot.........47                         Senior Vice President of AIC                           1988

Edward M. Liddy.........51                         President and Chief Operating
                                                   Officer of the Company and AIC                         1994

Louis G. Lower, II......51                         President of ALIC                                      1982

Michael J. McCabe.......51                         Senior Vice President of AIC                           1980

Ronald D. McNeil........44                         Senior Vice President of AIC                           1994

Robert W. Pike..........55                         Vice President, Secretary and
                                                   General Counsel of the Company;
                                                   Senior Vice President, Secretary
                                                   and General Counsel of AIC                             1978

Francis W. Pollard......54                         Senior Vice President and
                                                   Chief Information Officer
                                                   of AIC                                                 1984

Casey J. Sylla..........53                         Senior Vice President and                              1995
                                                   Chief Investment Officer of AIC

Rita P. Wilson..........50                         Senior Vice President of AIC                           1988

Thomas J. Wilson........39                         Vice President and Chief Financial
                                                   Officer of the Company;
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   of AIC                                                 1995

Edward W. Young.........56                         Senior Vice President
                                                   of AIC                                                 1984

----------------
* Also a director of the Company

          No family relationships exist among the above-named individuals.

          Each of the officers named above was elected to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 1996 and until his or her successor is elected and qualified or until such officer resigns.

          With the exception of officers E. Liddy, R. Wilson, T. Wilson, and C. Sylla, the above officers have held the positions set forth in the above tabulation for at least the last five years or have served Allstate in various executive or administrative capacities for at least that length of time. Prior to his election on August 10, 1994 to the position indicated above, Mr. Liddy served Sears in a financial officer capacity since April 1988, and was Sears Senior Vice President and Chief Financial Officer since February 1992. Prior to his election on January 1, 1995 to the position indicated above, T. Wilson served as Sears Vice President, Strategy and Analysis from 1993 until December 31, 1994, and prior to that served as a managing director for Dean Witter from 1986 to 1993. Prior to his election on July 5, 1995 to the position indicated above, Mr. Sylla served as a Senior Vice President for Northwestern Mutual Life Insurance Company from 1992 to 1995, and served as President of an investment management firm from 1989 to 1992. R Wilson was elected to her current position effective May 1, 1996. Prior to that, and since November 1994 she had served as Senior Vice President-Corporate Communications, for Ameritech Corporation. From September 1990 until November 1994 R. Wilson was Senior Vice President of Allstate Insurance Company.

Item 2.  Properties
------   ----------

            Allstate's home office complex is located in Northbrook, Illinois. The complex consists of 10 buildings of approximately 1.96 million square feet of office space on a 204.39 acre site.
The Northbrook complex serves as the headquarters for PP&C and ALIC.

            Allstate's field business operations are conducted substantially from 17 offices located principally in metropolitan areas throughout the United States and Canada. Allstate also has approximately 250 claim service offices, sales facilities at approximately 10,500 locations, and approximately 650 automobile damage inspection locations, most of which are located at claim service offices and sales facilities.

            Allstate's home office complex and most major offices are owned. Other facilities are leased, in almost all cases for terms of not more than five years. The Company believes its properties and facilities are adequate and suited to Allstate's current operations.

Item 3.   Legal Proceedings
------    -----------------

            Various other legal and regulatory actions are currently pending that involve Allstate and specific aspects of its conduct of business. In the opinion of management, the ultimate liability, if any, in one or more of these actions, in excess of amounts currently reserved is not expected to have a material effect on results of operations, liquidity or capital resources. See note 9 to the Consolidated Financial Statements on pages 79-80 of the 1996 Annual Report, incorporated herein by reference in response to Item 8 hereof.

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------


          None


                                     Part II


Item 5.   Market for Registrant's Common Equity and Related
------    -------------------------------------------------
           Stockholder Matters
           -------------------


          There were 218,987 record holders of the Company's common stock as of March 21, 1997. Other information concerning this Item 5 is incorporated by reference to "Shareholder Information" on the inside back cover of the 1996 Annual Report.

Item 6.   Selected Financial Data
------    -----------------------

          Incorporated by reference to "11-Year Summary of Selected Financial Data" on pages 32-33 of the 1996 Annual Report.


Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
           Condition and Results of Operations
           -----------------------------------


          Incorporated by reference to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 34-56 of the 1996 Annual Report.

FORWARD-LOOKING STATEMENTS

          The statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" portion of the 1996 Annual Report, which portion has been incorporated herein by reference in response to
Item 7 hereof, that are not historical information are forward-looking statements that are based on management's estimates, assumptions and projections. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes several important factors that could cause the Company's actual results and experience with respect to forward-looking statements to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements:

1. Exposure to  Catastrophe  Losses - Management  believes  that the  strategies
   --------------------------------
implemented by the Company to manage its exposure to catastrophes will greatly reduce the probability of severe losses in the future, that the implementation of certain described actions taken in Florida will reduce the Company's exposure to losses from hurricanes in that state, and that the Company's exposure to earthquake losses in California has been significantly reduced due to the introduction of the mini-earthquake policy which has higher deductibles, eliminates coverage for most non- dwelling structures and limits personal contents coverage, and will be further reduced as a result of the creation of the CEA (see "Catastrophe Losses," "Catastrophe Management," "Florida Hurricanes" and "California Earthquakes" at pages 36-38 of the 1996 Annual Report and "Catastrophe Exposure" in this Form 10-K). These beliefs are based in part on the efficacy of the techniques and the accuracy of the data used by the Company to predict the probability of catastrophes and the extent of losses to the Company resulting from catastrophes. Catastrophes may occur in the future which indicate that such techniques do not accurately predict the Company's losses from catastrophes, and the probability and extent of such losses to the Company may differ materially from that which would have been predicted by such techniques and data.

          Management's expectation that the operations of the CEA will significantly reduce Allstate's exposure to earthquake exposure in California in the future depends in part on the CEA functioning as planned. The Company could be exposed to the threat or reality of additional material assessments beyond the $700 million noted under "California Earthquakes" at pages 37- 38 of the 1996 Annual Report and "Catastrophe Exposure" in this Form 10-K if the California legislature should decide, in the future, to revise the formula and impose such additional assessments.

          As noted under "Catastrophe Management" at pages 36-38 of the 1996 Annual Report and "Catastrophe Exposure" in this Form 10-K, there are areas of the United States, other than Florida and California, in which the Company remains exposed to the possibility of sustaining material losses from catastrophes due to hurricanes and earthquakes. These other areas of potential losses due to hurricanes include major metropolitan centers near the eastern and gulf coasts of the United States; and other areas in the United States with exposure to potential earthquake losses include areas surrounding the New Madrid fault system in the Midwest and faults in and surrounding Seattle, Washington.

2. Personal Injury Severity Trends - The references to favorable personal injury
   -------------------------------
severity trends which management believes may be due in part to the redesign of the Company's bodily injury claim processes (see "PP&C Underwriting Results" at pages 39-40 of the 1996 Annual Report and "Property-Liability Insurance Claims and Claims Expense Reserves" in this Form 10-K) reflect statistical data for the periods indicated. As additional statistical data for these periods becomes available as claims are settled, new estimates of average personal injury severities will be developed and may be materially higher or lower than the current estimates. Moreover, the recent favorable trends may be reversed in the future because of the increased costs of settlements and adverse judgments in cases which proceed to litigation. In the meantime, however, the current data of reduced personal injury severities may influence state insurance regulators to deny Allstate rate increases which could reduce the growth of the Company's revenues.

          Management has stated (see "Property-Liability Claims and Claims Expense Reserves," at pages 42-46 of the 1996 Annual Report and "Property-Liability Insurance Claims and Claims Expense Reserves" in this Form 10-K) that although the redesign of the claims processes for personal injury claims has resulted in an increased number of claims outstanding, the rate of increase in such outstanding claims has declined and the Company believes the rate of increase will continue to decline in 1997. This supposition is based on statistical records of less than a year's duration and continuation of normal frequency trends. The statistics on outstanding personal injury claims in 1997 could indicate an acceleration of the rate of such claims pending which would increase the uncertainty associated with the statistical methods used to establish reserves.


3. Increase in  Property-Liability  Net Investment  Income - Management  expects
   -------------------------------------------------------
that net investment income from its property-liability operations will increase in 1997, but not at as high a rate as the 7.9% increase in pretax net investment income in 1996 over 1995 (see "Net Investment Income and Realized Capital Gains," at pages 35-36 of the 1996 Annual Report). Any increase in net investment income will be highly dependent on the interest rate environment that exists in 1997.

4. Liquidity of Allstate Life Portfolio - Management believes that the assets in
   ------------------------------------
the Allstate Life portfolio are sufficiently liquid to meet future obligations to life insurance and annuity policyholders in various interest rate scenarios (see "Liquidity" at pages 51-52 of the 1996 Annual Report). However, an unexpected increase in surrenders and withdrawals, coupled with a significant increase in interest rates could make it difficult for Allstate Life to liquidate a sufficient portion of its portfolio to meet such obligations and also maintain its risk-based capital at acceptable levels.

5.  Contingent  Payment for Potential  Deficiency  in  Northbrook  Reserves - As
    -----------------------------------------------------------------------
stated in "Discontinued Lines and Coverages Underwriting Summary," at pages 41-42 of the 1996 Annual Report, the agreement under which Allstate sold the Northbrook companies to St. Paul in 1996 contains a provision which could require Allstate to pay St. Paul up to $100 million should Northbrook's reserves as of July 31, 1996 be determined, as of July 31, 2000, to have been understated. Management does not expect that it will be required to make a payment to St. Paul based on current trends, conditions and claim settlement processes. The establishment of appropriate reserves, including Northbrook's reserves, is an inherently uncertain process. Accordingly, the Company could be required to pay as much as $100 million to St. Paul when the July 31, 2000 calculation is agreed to, if the reserves should develop unfavorably.

6.  Availability  of  Company's  Line of Credit - The Company  maintains a $1.50
    -------------------------------------------
billion, five-year revolving line of credit as a potential source of funds to meet short-term liquidity requirements. In order to borrow on the line of credit, AIC is required to maintain a specified statutory surplus level and the Allstate debt to equity ratio (as defined in the credit agreement) must not exceed a designated level. Under "Capital Resources" on pages 50-51 of the 1996 Annual Report, the Company's states that its management expects to continue to meet such borrowing requirements in the future. The ability of AIC and Allstate to meet these requirements is dependent upon the economic well-being of AIC. Should AIC sustain significant losses from catastrophes, its and Allstate's ability to continue to meet the credit agreement requirements would be lessened. Consequently, Allstate's right to draw upon the line of credit could be diminished or eliminated during a period when it would be most in need of financial resources.

Item 8.   Financial Statements and Supplementary Data
------    -------------------------------------------

          The consolidated financial statements of the Company, including the notes to such statements, and other information on pages 57-88 of the 1996 Annual Report are incorporated herein by reference.


Item 9.    Changes in and Disagreements with Accountants on
------     ------------------------------------------------
           Accounting and Financial Disclosure
           -----------------------------------

           None



                                    Part III



Item 10. Directors and Executive Officers of the Registrant
-------  --------------------------------------------------


           Certain   information   regarding   directors   of  the   Company  is
incorporated herein by reference to the descriptions under "Election of Directors" in the 1997 Proxy Statement.

           Information   regarding   executive   officers   of  the  Company  is
incorporated herein by reference to Item 1 of this Report under the caption "Executive Officers of the Registrant" in Part I hereof.

Item 11. Executive Compensation
-------  ----------------------


           Information regarding executive compensation is incorporated by reference to the material under the captions "Directors' Compensation and Benefits," "Executive Compensation," "Stock Options," "Pension Plans," and "Employment Contracts, Termination of Employment and Change-in-Control Arrangements" in the 1997 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and
-------   ---------------------------------------------------
           Management
           ----------


            Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the headings "Security

Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the 1997 Proxy Statement.


Item 13.  Certain Relationships and Related Transactions
-------   ----------------------------------------------


           Information regarding certain relationships and related transactions is incorporated herein by reference to the material under the headings "Certain Relationships and Related Transactions" in the 1997 Proxy Statement.

                                     Part IV



Item 14.  Exhibits, Financial Statement Schedules, and Reports on
-------   -------------------------------------------------------
           Form 8-K
           --------

(a) 1 and 2 An "Index to Financial Statements and Financial Statement Schedules" has been filed as a part of this Report beginning on page S-1 hereof.

(a) 3             Exhibits:

                  An "Exhibit Index" has been filed as a part of this Report beginning on page E-1 hereof and is incorporated herein by reference.

(b)               Reports on Form 8-K:

                  Registrant filed a Current Report on Form 8-K dated October 8, 1996 (Items 5 and 7).

                  Registrant filed a Current Report on Form 8-K on December 6, 1996 (Item 7) to file exhibits in connection with the registration of Allstate Financing I.

                  Registrant filed a Current Report on Form 8-K on December 6, 1996 (Item 7) to file exhibits in connection with the registration of Allstate Financing II.

                                   SIGNATURES



            Pursuant to the Requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     THE ALLSTATE CORPORATION
                                   (Registrant)




                                                     s/Samuel H. Pilch
                                                     -----------------
                                             By:     Samuel H. Pilch
                                                     Controller
                                                     (Principal Accounting
                                                       Officer)


                                                     March 25, 1997


             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                            Title                                    Date
---------                                            -----                                    ----



s/ Jerry D. Choate                                   Chairman and Chief                 )
------------------
Jerry D. Choate                                      Executive Officer                  )
                                                     and a Director                     )
                                                     (Principal Executive               )
                                                     Officer)                           )
                                                                                              March 25, 1997
s/ Thomas J. Wilson                                  Vice President and                 )
-------------------
Thomas J. Wilson                                     Chief Financial                    )
                                                     Officer                            )
                                                     (Principal Financial               )
                                                     Officer)                           )

Signature                                            Title                                    Date
---------                                            -----                                    ----



s/James G. Andress                                   Director                           )
------------------
James G. Andress

s/Warren L. Batts                                    Director                           )
-----------------
Warren L. Batts

                                                     Director                           )
-----------------
Edward A. Brennan

s/James M. Denny                                     Director                           )
----------------
James M. Denny

                                                     Director                           )
--------------------
Christopher F. Edley                                                                          March 25, 1997

s/Michael A. Miles                                   Director                           )
------------------
Michael A. Miles

s/Nancy C. Reynolds                                  Director                           )
-------------------
Nancy C. Reynolds

s/Joshua I. Smith
-----------------                                    Director                           )
Joshua I. Smith

                                                     Director                           )
-----------------
Mary Alice Taylor


                            THE ALLSTATE CORPORATION
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                          YEAR ENDED DECEMBER 31, 1996



The following consolidated financial statements, notes thereto and related information of The Allstate Corporation are incorporated herein by reference to the Company's 1996 Annual Report.


                                                                                                              Page*
                                                                                                              ----

Consolidated Statements of Operations**                                                                        57

Consolidated Statements of Financial Position**                                                                58

Consolidated Statements of Shareholders' Equity **                                                             59

Consolidated Statements of Cash Flows**                                                                        60

Notes to Consolidated Financial Statements**                                                                   61

Quarterly Results**                                                                                            88

Common Stock Market Information and Dividend Highlights***                                                     93

The following additional financial statement schedules and independent auditors' report and consent are furnished herewith pursuant to the requirements of Form
10-K.

The Allstate Corporation                                                                                      Page
------------------------                                                                                      ----

Schedules required to be filed under the provisions of Regulation S-X Article 7:

Schedule I        Summary of Investments - Other than Investments in Related
                  Parties                                                                                      S-2

Schedule II       Condensed Financial Information of The Allstate Corporation
                  (Registrant)                                                                                 S-3

Schedule III      Supplementary Insurance Information                                                          S-8

Schedule IV       Reinsurance                                                                                  S-9

Schedule V        Valuation and Qualifying Accounts                                                            S-10

Schedule VI       Supplemental Information Concerning Consolidated Property -                                  S-11
                   Casualty Insurance Operations

Independent Auditors' Report                                                                                   S-12

Independent Auditors' Consent                                                                                  S-13

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated
Financial Statements or in notes thereto.

*   Refers to page number in Company's 1996 Annual Report.
**  Incorporated by reference in Item 8 herein.
*** Incorporated by reference in Item 5 herein.

                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
                       SCHEDULE I - SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1996


($ in millions)
                                                                                                                      Statement of
                                                                                                                       Financial
                                                                                                         Fair           Position
Type of Investment                                                                      Cost             Value       Carrying Value
------------------                                                                      ----             -----       --------------

Fixed Income Securities, Available for Sale
   Bonds:
      United States Government and government agencies
        and authorities.........................................................     $  3,101         $  3,339          $  3,339
      States, municipalities and political subdivisions.........................       13,705           14,493            14,493
      Foreign governments.......................................................          325              337               337
      Public utilities..........................................................        2,733            2,935             2,935
      Convertibles and bonds with warrants attached.............................          448              482               482
      All other corporate bonds ................................................       16,225           16,832            16,832
   Mortgage-backed securities...................................................        8,434            8,592             8,592

   Redeemable preferred stocks..................................................           86               85                85
                                                                                       ------          -------            -------

      Total fixed income securities.............................................       45,057          $47,095             47,095
                                                                                       ------           ======             ------


Equity securities:
   Common stocks:
      Public utilities..........................................................          258          $   326               326
      Banks, trusts and insurance companies.....................................          249              433               433
      Industrial, miscellaneous and all other...................................        2,877            4,154             4,154
   Nonredeemable preferred stocks...............................................          614              648               648
                                                                                        ------           ------            ------

      Total equity securities...................................................        3,998          $ 5,561             5,561
                                                                                        ------           ======            ------

Mortgage loans on real estate...................................................        3,146                              3,146
Real estate(1)..................................................................          738                                738
Policy loans....................................................................          489                                489
Other long-term investments.....................................................           22                                 22
Short-term investments..........................................................        1,278                               1,278
                                                                                       --------                            ------


      Total investments.........................................................     $ 54,728                             $58,329
                                                                                       ======                              ======


(1)  Includes real estate acquired in satisfaction of debt of $286 million.

                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS


($ in millions)

                                                                                                      Year Ended
                                                                                                     December 31,
                                                                                     ---------------------------------------
                                                                                     1996               1995            1994
                                                                                     ----               ----            ----
REVENUES
    Investment income, less investment expense.........................          $     10            $     6        $      1

EXPENSES
   Interest expense....................................................                71                 65              59
   Other operating expenses............................................                 8                  8               3
                                                                                    -----              -----           -----
                                                                                       79                 73              62
                                                                                    -----              -----           -----
Loss from operations before income tax benefit and equity in net
   income of subsidiaries..............................................               (69)               (67)            (61)

Income tax benefit.....................................................               (31)               (26)            (22)
                                                                                     ----               -----          -----
Loss from operations before equity in net income of subsidiaries.......               (38)               (41)            (39)

Equity in net income of subsidiaries...................................             2,113              1,945             523
                                                                                    -----              -----           -----

   Net income..........................................................          $  2,075            $ 1,904        $    484
                                                                                    =====              =====           =====



See  accompanying  notes  to  condensed  financial   information  and  notes  to
Consolidated Financial Statements incorporated herein by reference.


                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        STATEMENTS OF FINANCIAL POSITION



($ in millions)                                                                        December 31,
                                                                                 ------------------------
                                                                                  1996              1995
                                                                                 ------            ------
ASSETS
   Investment in subsidiaries..........................................         $14,777           $13,793
   Short-term investments..............................................             582                39
   Receivable from subsidiaries........................................             152                -
   Other assets........................................................              99                66
                                                                                 ------           -------
        TOTAL ASSETS...................................................         $15,610           $13,898
                                                                                 ======            ======

LIABILITIES
   Short-term debt.....................................................         $   152             $   -
   Long-term debt......................................................           1,207             1,207
   Payable to subsidiaries.............................................             773                 -
   Other liabilities...................................................              26                11
                                                                                 ------           -------
        TOTAL LIABILITIES..............................................           2,158             1,218
                                                                                 ------            ------

SHAREHOLDERS' EQUITY
   Preferred stock, $1 par value; 25 million shares
    authorized, none issued............................................               -                 -
  Common stock, $.01 par value; 1.0 billion shares authorized;
    450 million shares issued; 442 million and 448 million shares
     outstanding.......................................................               5                 5
   Additional capital paid-in..........................................           3,133             3,134
   Unrealized net capital gains........................................           2,003             2,636
   Unrealized foreign currency translation adjustments.................              21                20
   Retained income.....................................................           8,958             7,261
   Deferred ESOP expense ..............................................            (280)             (300)
   Treasury stock, at cost (8.5 million and 2.5 million shares)........            (388)              (76)
                                                                                 -------              ----
        TOTAL SHAREHOLDERS' EQUITY.....................................          13,452            12,680
                                                                                 ------            ------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................         $15,610           $13,898
                                                                                 ======            ======



See  accompanying  notes  to  condensed  financial   information  and  notes  to
Consolidated Financial Statements incorporated herein by reference.

                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS





($ in millions)
                                                                                                      Year Ended
                                                                                                     December 31,
                                                                                     ---------------------------------------
                                                                                     1996               1995            1994
                                                                                     ----               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.............................................................            $2,075             $1,904         $   484
   Adjustments to reconcile net income to
      net cash provided by operating activities
         Equity in net income of subsidiaries..........................            (2,113)            (1,945)          ( 523)
         Dividends received from subsidiaries..........................               525                455             349
         Changes in other operating assets and liabilities............                ( 5)                11               6
                                                                                    -----              -----           -----
           Net cash provided by operating activities..................                482                425             316
                                                                                    -----              -----           -----

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital contribution to subsidiary..................................               (23)                 -               -
    Change in short-term investments, net..............................              (543)               (27)             24
                                                                                    ------             -----           -----
           Net cash (used in) provided by investing activities.........              (566)               (27)             24
                                                                                    ------             -----           -----

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of short-term debt, net......................               152                  -               -
   Transfers to subsidiaries through intercompany loan
      agreement, net...................................................              (152)                 -               -
   Proceeds from issuance of long-term debt............................                 -                357               -
   Proceeds from borrowings from subsidiaries..........................               773                  -               -
   Payment to Sears for transfer of ESOP...............................                 -               (327)              -
   Dividends paid......................................................              (378)              (350)           (324)
   Treasury stock purchases ...........................................              (336)               (60)            (16)
   Other...............................................................                25                (18)              -
                                                                                    -----              -----           -----
           Net cash used in financing activities.......................                84               (398)           (340)
                                                                                    -----              -----           -----

  Cash at end of year..................................................            $    -             $    -         $     -
                                                                                    =====              =====          ======


See  accompanying  notes  to  condensed  financial   information  and  notes  to
Consolidated Financial Statements incorporated herein by reference.


                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION



1.  BASIS OF PRESENTATION

The financial statements of the registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in The Allstate Corporation 1996 Annual Report to Shareholders.

2.  DEBT

Long-term and short-term debt of the Registrant consists of the following:

($ in millions)                                                                      At  December 31,
                                                                                     ---------------
                                                                                  1996              1995
                                                                                  ----              ----

5.875% Notes, due 1998.................................................         $  300            $  300
6.75% Notes, due 2003..................................................            300               300
7.5% Debentures, due 2013..............................................            250               250
6.76% ACES, due 1998...................................................            357               357
                                                                                ------            ------
Total Long-term debt...................................................         $1,207            $1,207
Short-term debt........................................................            152                 -
                                                                                ------            ------
     Total debt........................................................         $1,359            $1,207
                                                                                 =====             =====


Information regarding the ACES is incorporated by reference to footnote 8 "Debt" on pages 78 and 79 of the 1996 Annual Report.

In early 1996, the Registrant commenced a commercial paper program to cover its short-term cash needs. The majority of the proceeds from the issuance of the commercial paper have been loaned to a subsidiary through an intercompany loan agreement and used for general corporate purposes.

The Registrant maintains a bank line credit of $1.5 billion which expires on December 20, 2001. The bank line provides for loans at a spread above prevailing referenced interest rates. The Registrant pays commitment fees in connection with the line of credit. As of December 31, 1996, no amounts were outstanding under the bank line of credit.

The Registrant paid $67 million, $61 million and $59 million of interest on debt in 1996, 1995 and 1994, respectively.

                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                   (CONTINUED)



3.  PAYABLE TO SUBSIDIARIES

In November 1996, the Registrant borrowed $750 million from its subsidiary trusts at a weighted-average interest rate of 7.92%. These borrowings consist of $550 million and $200 million of debentures which mature in 2026 and 2045, respectively, and are redeemable by the Registrant in whole or in part beginning in 2001 and 2006, respectively. The maturity of the $550 million debenture may be extended to 2045. The Registrant recorded $6 million of interest expense in 1996, related to these borrowings.

                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION


                                                                AT DECEMBER 31,
                                                 -------------------------------------------
                                                                 RESERVES
  ($ IN MILLIONS)                                               FOR CLAIMS,
                                                   DEFERRED        CLAIMS
                                                    POLICY        EXPENSE
                                                 ACQUISITION     AND POLICY      UNEARNED
                SEGMENT                             COSTS         BENEFITS       PREMIUMS
---------------------------------------------      ------        ----------      --------
1996

Property-liability operations
  PP&C...................................          $   777        $13,909        $ 6,070
  Discontinued lines and coverages.......                -          3,473              2
                                                      ----         ------          -----
    Total property-liability operations..              777         17,382          6,072

Life operations..........................            1,837         26,407            102
Corporate and other eliminations.........                -              -              -
                                                     -----         ------          -----

      Total..............................          $ 2,614        $43,789        $ 6,174
                                                     =====         ======          =====



                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------------------------

  ($ IN MILLIONS)                                 PREMIUM                       CLAIMS,     AMORTIZATION
                                                  REVENUE                       CLAIMS           OF            OTHER       PREMIUMS
                                                   AND            NET          EXPENSE         POLICY        OPERATING      WRITTEN
                                                 CONTRACT      INVESTMENT     AND POLICY    ACQUISITION      COSTS AND    (EXCLUDING
                SEGMENT                           CHARGES       INCOME (1)     BENEFITS        COSTS         EXPENSES        LIFE)
---------------------------------------------    ---------     ------------   ----------      -------        ---------      ------
1996

Property-liability operations
  PP&C...................................          $17,708            n/a        $13,574       $ 1,947        $ 1,771       $17,978
  Discontinued lines and coverages.......              658            n/a            913           116            130           608
                                                    ------         ------         ------         -----         ------        ------
    Total property-liability operations..           18,366          1,758         14,487         2,063          1,901        18,586

Life operations..........................            1,336          2,045          2,312           203            308           173
Corporate and other eliminations.........                -             10              -             -             (2)            -
                                                    ------         ------         ------         -----          -----        ------

      Total..............................          $19,702        $ 3,813        $16,799       $ 2,266        $ 2,207       $18,759
                                                    ======          =====         ======         =====          =====        ======

(1)  A single investment portfolio supports the Property-Liability segment.



                                                                AT DECEMBER 31,
                                                 ----------------------------------------
                                                                 RESERVES
  ($ IN MILLIONS)                                               FOR CLAIMS,
                                                   DEFERRED        CLAIMS
                                                    POLICY        EXPENSE
                                                 ACQUISITION     AND POLICY      UNEARNED
                SEGMENT                             COSTS         BENEFITS       PREMIUMS
---------------------------------------------      ------        ----------      --------

1995

Property-liability operations
  PP&C...................................          $   532        $12,841        $ 5,661
   Discontinued lines and coverages......               72          4,846            469
                                                     -----         ------         ------
    Total property-liability operations..              604         17,687          6,130

Life operations..........................            1,400         25,217             58
Corporate and other eliminations.........                -              -              -
                                                     -----         ------          -----

      Total..............................          $ 2,004        $42,904        $ 6,188
                                                     =====         ======          =====




                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------------------------

  ($ IN MILLIONS)                                 PREMIUM                       CLAIMS,     AMORTIZATION
                                                  REVENUE                       CLAIMS           OF            OTHER       PREMIUMS
                                                   AND            NET          EXPENSE         POLICY        OPERATING      WRITTEN
                                                 CONTRACT      INVESTMENT     AND POLICY    ACQUISITION      COSTS AND    (EXCLUDING
                SEGMENT                           CHARGES       INCOME (1)     BENEFITS        COSTS         EXPENSES        LIFE)
---------------------------------------------    ---------     ------------   ----------      -------        ---------      ------
1995
----

Property-liability operations
  PP&C...................................          $16,524            n/a        $12,648       $ 1,768        $ 1,808       $16,941
   Discontinued lines and coverages......            1,016            n/a          1,040           191            148         1,024
                                                    ------         ------         ------         -----          -----        ------
    Total property-liability operations..           17,540          1,630         13,688         1,959          1,956        17,965

Life operations..........................            1,368          1,992          2,381           184            290           180
Corporate and other eliminations.........                -              5              -             -              1             -
                                                    -------        ------         ------         -----         ------        ------

      Total..............................          $18,908        $ 3,627        $16,069       $ 2,143        $ 2,247       $18,145
                                                    ======          =====         ======         =====          =====        ======

(1)  A single investment portfolio supports the Property-Liability segment.


                                                                AT DECEMBER 31,
                                                 ----------------------------------------
                                                                 RESERVES
  ($ IN MILLIONS)                                               FOR CLAIMS,
                                                   DEFERRED        CLAIMS
                                                    POLICY        EXPENSE
                                                 ACQUISITION     AND POLICY      UNEARNED
                SEGMENT                             COSTS         BENEFITS       PREMIUMS
---------------------------------------------      ------        ----------      --------
1994
----

Property-liability operations
  PP&C...................................          $   447        $12,120        $5,223
   Discontinued lines and coverages......               76          4,643           484
                                                     -----         ------         -----
     Total property-liability operations.              523         16,763         5,707

Life operations..........................            1,525         23,198            45
Corporate and other eliminations ........                -              -             -
                                                     -----         ------         -----

      Total..............................           $2,048        $39,961        $5,752
                                                     =====         ======         =====

(1)  A single investment portfolio supports the Property-liability segment.



                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------------------------

  ($ IN MILLIONS)                                 PREMIUM                       CLAIMS,     AMORTIZATION
                                                  REVENUE                       CLAIMS           OF            OTHER       PREMIUMS
                                                   AND            NET          EXPENSE         POLICY        OPERATING      WRITTEN
                                                 CONTRACT      INVESTMENT     AND POLICY    ACQUISITION      COSTS AND    (EXCLUDING
                SEGMENT                           CHARGES       INCOME (1)     BENEFITS        COSTS         EXPENSES        LIFE)
---------------------------------------------    ---------     ------------   ----------      -------        ---------      ------
1994
----

Property-liability operations
  PP&C...................................          $15,452           n/a         $13,563       $ 1,661        $ 1,812       $15,635
   Discontinued lines and coverages......            1,061           n/a             966           175            205         1,104
                                                    ------         -----          ------         -----          -----        ------
     Total property-liability operations.           16,513         1,515          14,529         1,836          2,017        16,739

Life operations..........................            1,053         1,827           2,031           169            190           170
Corporate and other eliminations ........               -              1               -             -              3             -
                                                     -----         -----           -----         -----          -----        ------

      Total..............................          $17,566        $3,343         $16,560       $ 2,005        $ 2,210       $16,909
                                                     =====         =====           =====         =====          =====        ======

(1)  A single investment portfolio supports the Property-liability segment.

                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
                            SCHEDULE IV - REINSURANCE




($ IN MILLIONS)                                                                                                         PERCENT OF
                                                                      CEDED TO         ASSUMED                            AMOUNT
                                                      GROSS             OTHER        FROM OTHER            NET           ASSUMED
                                                      AMOUNT          COMPANIES       COMPANIES          AMOUNT           TO NET
                                                      ------          ---------      ----------          ------          --------
YEAR ENDED DECEMBER 31, 1996
----------------------------

Life insurance in force........................       $219,453        $33,232        $  124             $186,345            0.1%
                                                       =======         ======         =====              =======

Premiums and contract charges

  Life insurance...............................       $  1,163        $    94        $     -            $  1,069             - %

  Accident-health insurance....................            252              2             17                 267            6.4%

  Property-liability insurance.................         18,487            479            358              18,366            1.9%
                                                        ------            ---            ---              ------

    Total premiums and contract charges........       $ 19,902        $   575        $   375            $ 19,702            1.9%
                                                        ======          =====          =====             =======
YEAR ENDED DECEMBER 31, 1995
----------------------------

Life insurance in force........................       $176,615        $14,057        $  140             $162,698            0.1%
                                                       =======         ======         =====              =======

Premiums and contract charges

  Life insurance...............................       $  1,164        $    43        $    -             $  1,121              -%

  Accident-health insurance....................            240              4            11                  247            4.5%

  Property-liability insurance.................         17,178            524           886               17,540            5.1%
                                                        ------           ----          ----               ------

    Total premiums and contract charges........       $ 18,582        $   571        $  897             $ 18,908            4.7%
                                                       =======         =======        ======             =======
YEAR ENDED DECEMBER 31, 1994
----------------------------

Life insurance in force........................       $153,905        $11,649        $  129             $142,385            0.1%
                                                       =======         ======         =====              =======

Premiums and contract charges

  Life insurance...............................       $    868        $    34        $    -             $    834              -%

  Accident-health insurance....................            224             14             9                  219            4.1%

  Property-liability insurance.................         16,177            549           885               16,513            5.4%
                                                        ------           ----          ----              -------

    Total premiums and contract charges........       $ 17,269        $   597        $  894            $  17,566            5.1%
                                                       =======         ======         =====             ========


                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS



                                                                                                   ADDITIONS
                                                                                      ---------------------------------------
($ IN MILLIONS)
                                                                     BALANCE AT   CHARGED TO                               BALANCE
                                                                     BEGINNING    COSTS AND     OTHER                      AT END
               DESCRIPTION                                           OF PERIOD    EXPENSES    ADDITIONS   DEDUCTIONS(1)   OF PERIOD
--------------------------------------------                         ---------    --------    ---------   ----------      ---------

Year Ended December 31, 1996
----------------------------

Allowance for estimated losses on mortgage loans and real estate       $100          $31                       $55            $76

Allowance for reinsurance recoverable                                   246           18                       101            163

Allowance for premium installment receivable                             30          111                        85             57

YEAR ENDED DECEMBER 31, 1995
----------------------------

Allowance for estimated losses on mortgage loans and real estate       $ 97          $53                       $50           $100

Allowance for reinsurance recoverable                                   126          133                        13            246

Allowance for premium installment receivables                             -           63                        33             30

YEAR ENDED DECEMBER 31, 1994
----------------------------

Allowance for estimated losses on mortgage loans                       $ 93          $65                       $61           $ 97

Allowance for reinsurance recoverable                                   110           26                        10            126

  (1) Deductions in allowance for estimated losses on mortgage loans represent amounts transferred to real estate. Deductions in allowance for reinsurance recoverable represent write-offs, net of recoveries, of amounts determined to be uncollectible.

                     THE ALLSTATE CORPORATION AND SUBSIDIARY
                                   SCHEDULE VI
                SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED
                     PROPERTY-CASUALTY INSURANCE OPERATIONS



($ IN MILLIONS)                                                                                    DECEMBER 31,
                                                                                 -------------------------------------------------
                                                                                       1996            1995             1994
                                                                                      ------          ------           ------
Deferred policy acquisition costs.....................................               $   777         $   604          $   523
Reserves for unpaid claims and claim adjustments......................                17,382          17,687           16,763
Unearned premiums.....................................................                 6,072           6,130            5,707

($ IN MILLIONS)                                                                               YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------------------------
                                                                                       1996            1995             1994
                                                                                      ------          ------           ------
Earned premiums.......................................................               $18,366         $17,540          $16,513
Net investment income.................................................                 1,758           1,630            1,515
Claims and claims adjustment expense incurred
  Current year........................................................                14,823          14,113           15,241
  Prior year..........................................................                  (336)           (425)            (712)
Amortization of deferred policy acquisition costs.....................                 2,063           1,959            1,836
Paid claims and claims adjustment expense.............................                15,045          12,938           13,242
Premiums written......................................................                18,586          17,965           16,739


                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of The Allstate Corporation

We have audited the consolidated financial statements of The Allstate Corporation and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 21, 1997; such consolidated financial statements and report are included in The Allstate Corporation 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of The Allstate Corporation and subsidiaries, listed in the Index at Item 14 (a) 2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




Chicago, Illinois
February 21, 1997

                                                                  Exhibit 23




                          INDEPENDENT AUDITORS' CONSENT




We consent to the incorporation by reference in Registration Statement Nos. 33-88540 and 333-10857 on Form S-3 and Registration Statement Nos. 33-77928, 33-93758, 33-93760, 33-93762, 33-99132, 33-99136, 33-99138, 333-04919, 333-16129
and 333-23309 on Form S-8 of The Allstate Corporation of our reports dated February 21, 1997, appearing in or incorporated by reference in this Annual Report on Form 10-K of The Allstate Corporation for the year ended December 31, 1996.





Chicago, Illinois
March 25, 1997

                                  EXHIBIT INDEX

                       The Allstate Corporation Form 10-K
                      For the Year Ended December 31, 1996

Exhibit                                                             Sequential
No.                        Document Description                      Page No.
-------                    --------------------                     ----------

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
                           Registration Statement No. 33-59676.

Exhibit                                                             Sequential
No.                        Document Description                      Page No.
-------                    --------------------                     ----------

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

Exhibit                                                             Sequential
No.                        Document Description                      Page No.
-------                    --------------------                     ----------

10.7 Research Services Agreement dated February 20, 1995 between Sears, Roebuck and Co. and the Company. Incorporated by reference to Exhibit 10(c) to the Company's Current
                           Report on Form 8-K dated February 22,
                           1995.**

10.8 Supplemental Tax Sharing Agreement dated January 27, 1995 between Sears, Roebuck and Co. and the Company. Incorporated by reference to Exhibit 10(d) to the Company's Current Report on Form 8-K dated February 22, 1995.**

10.9 Supplemental Human Resources Allocation Agreement dated January 27, 1995 between Incorporated by reference to
                           Exhibit 10(e) to the Company's
                           Current Report on Form 8-K dated
                           February 22, 1995.**

10.10 Profit Sharing and Employee Stock Ownership Plan Allocation Agreement dated January 27, 1995 between Sears, Roebuck and Co. and the Company. Incorporated by reference to Exhibit 10(f) to the Company's Current Report on Form 8-K dated February 22, 1995.**

10.11* Allstate Insurance Company Supplemental Retirement Income Plan, as amended and restated effective January 1, 1996.
                           Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.**

10.12*                     The Allstate Corporation Equity
                           Incentive Plan for Non-Employee
                           Directors, as amended and restated
                           on November 12, 1996.

Exhibit                                                             Sequential
No.                        Document Description                      Page No.
-------                    --------------------                     ----------

10.13*                     The Allstate Corporation
                           Amended and Restated Deferred
                           Compensation Plan for Non-Employee
                           Directors. Incorporated by
                           reference to Exhibit 4 to
                           Registration Statement
                           No. 333-16129

10.14*                     The Allstate Corporation Annual
                           Executive Incentive Compensation
                           Plan.  Incorporated by reference
                           to Appendix  A to the Company's
                           Proxy Statement dated March 31,
                           1994.**

10.15*                     The Allstate Corporation Long-Term
                           Executive Incentive Compensation
                           Plan.  Incorporated by reference to
                           Appendix B to the Company's Proxy
                           Statement dated March 31, 1994.**

10.16*                     The Allstate Corporation Equity
                           Incentive Plan, as amended and restated
                           on November 12, 1996.

10.17*                     Form of stock option under the
                           Equity Incentive Compensation Plan.
                           Incorporated by reference to
                           Exhibit 10.18 to the Company's
                           Annual Report on Form 10-K for the
                           fiscal year ended December 31, 1995.**

10.18*                     Form of restricted stock grant under the Equity
                           Incentive Plan.

10.19* The Allstate Corporation Deferred Compensation Plan as amended and restated effective January 1, 1996. Incorporated by reference to
                           Exhibit 4 to the Company's
                           Registration Statement No. 33-99136.

10.20*                     The Allstate Corporation Employees
                           Replacement Stock Plan, as amended
                           and restated on November 12, 1996.

Exhibit                                                             Sequential
No.                        Document Description                      Page No.
-------                    --------------------                     ----------

10.21*                     Form of stock option under the
                           Replacement Stock Plan.
                           Incorporated by reference to
                           Exhibit 10.21 to the Company's
                           Annual Report on Form 10-K for
                           the fiscal year ended
                           December 31, 1995.**

10.22*                     Form of restricted stock grant under
                           the Replacement Stock Plan.
                           Incorporated by reference to
                           Exhibit 10.22 to the Company's
                           Annual Report on Form 10-K for
                           the fiscal year ended
                           December 31, 1995.**

10.23* Retirement agreement dated August 9, 1994 between Wayne E. Hedien and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.**

11                         Computation of Earnings per
                           Common Share.

12                         Computation of Earnings to Fixed
                           Charges Ratio.

13 Portions of The Allstate Corporation 1996 Annual Report incorporated by reference into Part I or Part II of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

21                         Subsidiaries of the Registrant.

23                         Independent Auditors' Consent.

Exhibit                                                             Sequential
No.                        Document Description                      Page No.
-------                    --------------------                     ----------

27                         Financial Data schedule, submitted
                           electronically to the Securities and
                           Exchange Commission for information
                           only and not filed.


































--------------------

* A management contract or compensatory plan or arrangement.
** SEC File No. 1-11840

                                                                Exhibit 11


                   The Allstate Corporation and Subsidiaries
                    Computation of Earnings Per Common Share



(In millions, except for per share data)                                                 Twelve Months Ended December 31,
                                                                                 -------------------------------------------------

                                                                                       1996            1995            1994
                                                                                       ----            ----            ----

Net Income                                                                               $2,075          $1,904          $484
                                                                                       ========        ========        ======

Primary earnings per common share computation:

        Weighted average number of common shares (1)                                        445.4           448.5         449.8
        Assumed exercise of dilutive stock options                                            2.8             1.0             -
                                                                                       ----------      ----------      --------
           Adjusted weighted number of common shares outstanding                            448.2           449.5         449.8
                                                                                       ==========      ==========      ========

                Primary net income per share                                                 $4.63           $4.24         $1.08
                                                                                       ===========     ===========     =========

Fully diluted earnings per common share computation:

        Weighted average number of common shares (1)                                        445.4           448.5         449.8
        Assumed exercise of dilutive stock options                                            3.5             2.6             -
                                                                                       ----------      ----------      --------
           Adjusted weighted number of common shares outstanding                            448.9           451.1         449.8
                                                                                       ==========      ==========      ========

                Fully diluted net income per share                                           $4.62           $4.22         $1.08
                                                                                       ===========     ===========     =========



        (1) Common shares held as treasury shares were 8.5 million, 2.5 million and .6 million at December 31, 1996, 1995 and 1994, respectively.

                            THE ALLSTATE CORPORATION
                 COMPUTATION OF EARNINGS TO FIXED CHARGES RATIO

                                                                                                                     Exhibit 12

                                                                       For the Year Ended December 31,
                                                           --------------------------------------------------------
  (In millions)                                            1996         1995         1994         1993         1992
                                                           ----         ----         ----         ----         ----


1.   Income (loss) from continuing operations
     before income taxes and cumulative
     effect of accounting changes, equity
     in net income of unconsolidated
     subsidiary, and dividends on preferred
     securities of subsidiary trust                      $2,669       $2,421         $120       $1,282      ($1,528)


2.   Equity in income of 100% owned subsidiary                -           49          107           94          103

3.   Dividends from less than 50% owned subsidiary            2            2            -            -            -
                                                         ------       ------         ----       ------        -----

4.   Income(loss) from continuing operations
     before income taxes and cumulative effect
     of accounting changes                               $2,671       $2,472         $227       $1,376      ($1,425)
                                                          -----        -----          ---        -----        -----

     Fixed Charges:

5.   Interest of indebtedness                            $   76        $  72        $  60        $  81       $    -

6.   Interest factor of annual rental expense                71           90           95           96           92
                                                           ----         ----         ----         ----         ----

7.   Total fixed charges (5+6)                           $  147         $162         $155         $177          $92
                                                           ----         ----         ----         ----          ---

8.   Dividends on redeemable preferred securities             6           -            -            -             -

9.   Total fixed charges and dividends on
     redeemable preferred securities                     $  153        $ 162        $ 155       $  177       $   92
                                                           ----         ----         ----        -----          ---

10.  Income (loss) from continuing operations
     before income taxes, cumulative effect of
     accounting changes and fixed charges (1+4)          $2,818       $2,634         $382       $1,553      ($1,333)
                                                          =====        =====          ===        =====        =====
11.  Ratio of earnings to fixed charges                    18.4X        16.3X         2.5X         8.8X        (B)
                                                           ====         ====          ===          ===

12.  Interest credited to contractholder funds           $1,196       $1,191       $1,079       $1,104       $1,164

13.  Total fixed charges including dividends on
     redeemable preferred securities and interest
     credited to contractholder funds (9+12)             $1,349       $1,353       $1,234       $1,281       $1,256
                                                         ------       ------       ------       ------        -----

14.  Income (loss) from continuing operations
     before income taxes, cumulative effect of
     accounting changes and fixed charges
     including interest credited to
     investment contracts (4+7+12)                       $4,014       $3,825       $1,461       $2,657        ($169)
                                                          =====        =====        =====        =====         ====

15.  Ratio of earnings to fixed charges, including
     interest credited to investment contracts              3.0X         2.8X         1.2X         2.1X         (C)
                                                            ===          ===          ===          ===

(A) The Company has authority to issue up to 25,000,000 shares of preferred sock, par value $1.00 per share; however, there are currently no shares outstanding and the Company does not have a preferred stock dividend obligation. Therefore, the Ratio of Earnings to Fixed Charges and Preferred Stock Dividends is equal to the Ratio of Earnings to Fixed Charges and is not disclosed separately. Certain items have been reclassified to conform with the current presentation.
(B) For purposes of this computation, earnings consist of income(loss) from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of financing costs, that portion of rental expense that is representative of the interest factor and dividends on redeemable preferred securities. Earnings of the year ended December 3, 1992 were not sufficient to cover fixed charges by $1,425 million. The loss from 1992 resulted primarily from the impact of Hurricane Andrew which caused pre-tax losses after reinsurance of $2.5 billion. excluding losses from Hurricane Andrew, the 1992 ratio was 12.7x.
(C) For purposes of this computation, earnings consist of income (loss) from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense (including interest credited to investment contracts), amortization of financing costs, that portion of rental expense that is representative of the interest factor and dividends on redeemable preferred securities. Earnings for the year ended December 31, 1992 were not sufficient to cover fixed charges by $1,425 million. The loss in 1992 resulted primarily from the impact of Hurricane Andrew which caused pre-tax losses after reinsurance of $2.5 billion. Excluding losses from Hurricane Andrew, the 1992 ratio was 1.9x.