Form 10-Q
period 1997-03-31
ALLSTATE CORP
filed 1997-05-15
CIK 899051

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED March 31, 1997

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

                         YES /X/     NO


      AS OF April 30, 1997, THE REGISTRANT HAD 435,082,479 COMMON SHARES, $.01 PAR VALUE, OUTSTANDING.

                            THE ALLSTATE CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                              MARCH 31, 1997




PART 1  -  FINANCIAL INFORMATION                                        PAGE


Item 1.    Financial Statements.

           Condensed Consolidated Statements of Operations
           for the Three Months Ended March 31, 1997
           and 1996 (unaudited).                                          1

           Condensed Consolidated Statements of Financial
           Position as of March 31, 1997 (unaudited)
           and December 31, 1996.                                         2

           Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 1997
           and 1996 (unaudited).                                          3

           Notes to Condensed Consolidated Financial
           Statements (unaudited).                                        4

           Independent Certified Public Accountants'
           Review Report.                                                 7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.                 8


PART II -  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K.                           19

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    THE ALLSTATE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Three Months Ended
                                                                 March 31,
                                                               --------------
                                                                1997     1996
                                                                ------   -----
                                                                  (Unaudited)
 (In millions except per share data)

REVENUES
    Property-liability insurance premiums earned              $4,560   $4,544
    Life and annuity premiums and contract charges               355      308
    Net investment income                                        944      935
    Realized capital gains and losses                            320      116
                                                               ------   -----
                                                                6,179   5,903
                                                               ------   -----

COSTS AND EXPENSES
    Property-liability insurance claims and
    and claims expense                                          3,368   3,687
    Life and annuity contract benefits                            583     550
    Amortization of deferred policy acquisition costs             667     564
    Operating costs and expenses                                  453     558
    Interest expense                                               24      23
                                                                ------   -----
                                                                5,095   5,382
                                                                ------   -----

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE,
    DIVIDENDS ON PREFERRED SECURITIES, AND EQUITY
    IN NET INCOME OF UNCONSOLIDATED SUBSIDIARY                 1,084      521

INCOME TAX EXPENSE                                               317      103
                                                               ------   -----

INCOME BEFORE DIVIDENDS ON PREFERRED SECURITIES AND
  EQUITY IN NET INCOME OF UNCONSOLIDATED SUBSIDIARY              767      418

DIVIDENDS ON PREFERRED SECURITIES OF SUBSIDIARY TRUSTS            (9)       -

EQUITY IN NET INCOME OF UNCONSOLIDATED SUBSIDIARY                  9        6
                                                                 ------   -----

NET INCOME                                                       $67     $424
                                                                 ======   =====

NET INCOME PER SHARE                                              $1.73   $0.94
                                                                 ======   =====

WEIGHTED-AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING                                442.3   449.8
                                                                 ======   =====


           See notes to condensed consolidated financial statements.

                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                     March 31,      December 31,
($ in millions)                                         1997          1996
                                                     -----------    ----------
                                                     (Unaudited)

ASSETS
Investments
    Fixed income securities, at fair value
        (amortized cost $45,945 and $45,057)           $  46,909      $  47,095
    Equity securities, at fair value
    (cost $3,823 and $3,999)                               5,222          5,561
    Mortgage loans                                         3,152          3,146
    Real estate                                              732            738
    Short-term                                             1,085          1,278
    Other                                                    516            511
                                                      -----------    ----------
        Total investments                                 57,616         58,329

Premium installment receivables, net                       2,736          2,691
Deferred policy acquisition costs                          2,774          2,614
Reinsurance recoverables, net                              2,194          2,147
Property and equipment, net                                  709            714
Accrued investment income                                    757            715
Deferred income taxes                                        370            232
Cash                                                         129            116
Other assets                                               1,383          1,399
Separate Accounts                                          5,747          5,551
                                                      -----------    ----------
        TOTAL ASSETS                                   $  74,415   $     74,508
                                                      ===========    ==========

LIABILITIES
Reserve for property-liability insurance
    claims and claims expense                         $  17,411     $    17,382
Reserve for life-contingent contract benefits             6,145           6,287
Contractholder funds                                     20,207          20,120
Unearned premiums                                         6,111           6,174
Claim payments outstanding                                  566             594
Other liabilities and accrued expenses                    2,945           2,824
Short-term debt                                              98             152
Long-term debt                                             1,234          1,234
Separate Accounts                                          5,735          5,539
                                                      -----------    ----------
        TOTAL LIABILITIES                                 60,452         60,306
                                                      -----------    ----------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 2 AND 4)

MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY
 TRUSTS                                                      750            750

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 25 million
    shares authorized, none issued                             -              -
Common stock, $.01 par value, 1 billion shares
    authorized and 450 million issued, 437 million
    and 442 million shares outstanding                         5              5
Additional capital paid-in                                 3,133          3,133
Unrealized net capital gains                               1,406          2,003
Unrealized foreign currency translation adjustments           15             21
Retained income                                            9,619          8,958
Deferred ESOP expense                                       (281)          (280)
Treasury stock, at cost (13 million and 8 million shares)   (684)          (388)
                                                      -----------    ----------
        TOTAL SHAREHOLDERS' EQUITY                        13,213         13,452
                                                      -----------    ----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $  74,415      $  74,508
                                                      ===========    ==========

           See notes to condensed consolidated financial statements.

                                       -2-

                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months Ended
                                                              March 31,
                                                        ---------------------
($ in millions)                                           1997         1996
                                                        --------     --------
                                                             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                            $767       $  424
     Adjustments to reconcile net income to
        net cash provided by operating activities
        Depreciation, amortization and other non-cash items   1           (8)
        Realized capital gains and losses                  (320)        (116)
        Interest credited to contractholder funds           300          304
        Increase in policy benefit and other insurance
        reserves                                              7          233
        Decrease in unearned premiums                       (63)         (54)
        Increase in deferred policy acquisition costs       (67)         (60)
        Increase in premium installment receivables, net    (45)          (5)
        Change in reinsurance recoverables, net             (47)          11
        Decrease in deferred income taxes                   182           21
        Changes in other operating assets and liabilities    43          272
                                                        --------     --------
           Net cash provided by operating activities        758        1,022
                                                        --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales
        Fixed income securities                           2,766        2,265
        Equity securities                                 1,005          807
     Investment collections
        Fixed income securities                           1,132          757
        Mortgage loans                                      103           74
     Investment purchases
        Fixed income securities                          (4,685)      (3,651)
        Equity securities                                  (577)        (565)
        Mortgage loans                                     (110)         (66)
     Change in short-term investments, net                  193         (713)
     Change in other investments, net                         5            4
     Purchases of property and equipment, net               (25)         (32)
                                                        --------     --------
        Net cash used in investing activities              (193)      (1,120)
                                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Change in short-term debt, net                         (54)         112
     Contractholder fund deposits                            591         834
     Contractholder fund withdrawals                        (687)       (769)
     Dividends paid                                         (106)        (95)
     Treasury stock purchases                               (316)        (37)
     Treasury stock reissues                                  20           6
                                                         --------     --------
        Net cash (used in) provided by financing
        activities                                          (552)         51
                                                         --------     --------

NET INCREASE (DECREASE) IN CASH                               13         (47)
CASH AT BEGINNING OF PERIOD                                  116          90
                                                         --------     --------
CASH AT END OF PERIOD                                       $129       $  43
                                                          ========    ========

           See notes to condensed consolidated financial statements.

                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of The Allstate Corporation and its wholly owned subsidiaries, primarily Allstate Insurance Company ("AIC"), a property-liability insurance company with various property-liability and life and annuity subsidiaries, including Allstate Life Insurance Company (collectively referred to as the "Company" or "Allstate").

     The condensed consolidated financial statements and notes as of March 31, 1997 and for the three-month periods ended March 31, 1997 and 1996 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Allstate Corporation Annual Report to Shareholders and Annual Report on Form 10-K for 1996. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.


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

     Reserves for environmental, asbestos and mass tort exposures are comprised of reserves for reported claims, incurred but not reported claims and related expenses. Establishing net loss reserves for these types of claims is subject to uncertainties that are greater than those presented by other types of claims. Among the complications are a lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, availability of reinsurance and the extent and timing of any such contractual liability. The legal issues concerning the interpretation of various insurance policy provisions and whether these losses are, or were ever intended to be covered, are complex. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insured obligation to defend; how policy limits are determined; how policy exclusions are applied and interpreted; and whether environmental and asbestos clean-up costs represent insured property damage. Management believes these issues are not likely to be resolved in the near future.

     In 1986, the general liability policy form used by Allstate and others in the property-liability industry was amended to introduce an "absolute pollution exclusion" which excluded coverage for environmental damage claims and added an asbestos exclusion. Most general liability policies issued prior to 1987 contain annual aggregate limits for products liability coverage, and policies issued after 1986 also have an annual aggregate limit as to all coverages. Allstate's experience to date is that these policy form changes have effectively limited its exposure to environmental and asbestos claims risks assumed as well as primary commercial coverages written, for most policies written in 1986 and all policies written after 1986. Allstate's reserves, net of reinsurance recoverables of $483 million and $489 million, for environmental and asbestos claims were $1.18 billion and $1.23 billion at March 31, 1997 and December 31, 1996, respectively.

     During 1996, Allstate gained access to complex databases developed by outside experts to estimate the cost of liabilities for environmental claims. The Company also refined its own estimation techniques, which were tested and validated by outside actuaries, to estimate environmental and asbestos losses. In addition to environmental and asbestos exposures, the studies also included an assessment of current claims for mass tort exposures.

     Management believes its net loss reserves for environmental, asbestos, and mass tort exposures are appropriately established based on available facts, technology, laws and regulations. However, due to the inconsistencies of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties, the ultimate cost of these claims may vary materially from the amounts currently recorded, resulting in an increase in the loss reserves. In addition, while the Company believes the improved actuarial techniques and databases have assisted in its ability to estimate environmental, asbestos and mass tort net loss reserves, these refinements may subsequently prove to be inadequate indicators of the extent of probable loss. Due to the uncertainties and factors described above, management believes it is not practicable to develop a meaningful range for any such additional net loss reserves that may be required.

                     THE ALLSTATE CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


3. REINSURANCE

   Property-liability insurance premiums and life and annuity premiums and contract charges are net of reinsurance ceded as follows:



                                                              Three
                                                           Months Ended
                                                            March 31,
                                                           -----------
($ in millions)
                                                            1997    1996
                                                            ----    ----
Property-liability premiums............................    $143     $138

Life and annuity premiums and contract charges.........      39       13


   Property-liability insurance claims and claims expense and life and annuity contract benefits are net of reinsurance recoveries as follows:


                                                              Three
                                                           Months Ended
                                                            March 31,
                                                          ------------
($ in millions)
                                                            1997    1996
                                                           -----    -----

Property-liability insurance claims and claims expense      $82      $96

Life and annuity contract benefits.....................      11       18


4.   REGULATION AND LEGAL PROCEEDINGS

     The Company's insurance businesses are subject to the effects of a changing social, economic and regulatory environment. Public regulatory initiatives have varied and have included efforts to restrict premium rates, restrict the Company's ability to cancel policies, impose underwriting standards and expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders of The Allstate Corporation:


We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries as of March 31, 1997, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended, not presented herein. In our report dated February 21, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.





Deloitte & Touche, LLP
Chicago, Illinois
May 14, 1997

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

     The following discussion highlights significant factors influencing results of operations and changes in financial position of The Allstate Corporation (the "Company" or "Allstate"). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1 and with the discussion and analysis found under Part 2. Item 7 of The Allstate Corporation Annual Report on Form 10-K for 1996.


CONSOLIDATED REVENUES

                                                   Three months ended
                                                        March 31,
                                                    -----------------
  ($ in millions)                                  1997       1996   Change
                                                   ----       ----   ------

  Property-liability insurance premiums........   $4,560   $4,544       $16
  Life and annuity premiums and
    contract charges...........................      355      308        47
  Net investment income........................      944      935         9
  Realized capital gains and losses............      320      116       204
                                                     ---      ---       ---
  Total revenues...............................   $6,179   $5,903      $276
                                                   =====    =====       ===


CONSOLIDATED NET INCOME

     Net income for the first quarter of 1997 was $767 million, or $1.73 per share, compared with $424 million, or $.94 per share, for the first quarter of 1996. The increase was primarily due to favorable property-liability claim frequency (rate of claim occurrence), lower catastrophe losses, higher realized capital gains and increased life and annuity premiums and contract charges. The favorable property-liability claim frequency is primarily the result of improved weather. Net income for the first quarter of 1996 was unfavorably impacted by losses caused by severe winter storms.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

PROPERTY-LIABILITY OPERATIONS

OVERVIEW

     The Company's property-liability operations consists of two principal areas of business: personal property and casualty ("PP&C") and discontinued lines and coverages ("Discontinued Lines and Coverages"). PP&C is principally engaged in the sale of private passenger automobile and homeowners insurance. Discontinued Lines and Coverages consists of business no longer written by Allstate.

     Underwriting results for each of the property-liability areas of business are discussed separately beginning on page 11.

     The following table sets forth certain unaudited summarized financial data and key operating ratios for the Company's property-liability operations for the three-month periods ended March 31, 1997 and 1996.


                                                        Three Months Ended
                                                             March 31,
                                                         -----------------
($ in millions)                                          1997         1996
                                                         ----         ----

Premiums written..................................      $4,551       $4,493
                                                         =====        =====

Premiums earned...................................      $4,560       $4,544
Claims and claims expense.........................       3,368        3,687
Operating costs and expenses......................         976        1,006
                                                         -----        -----
Underwriting income (loss)........................         216         (149)
Net investment income ............................         420          427
Realized capital gains and losses, after-tax......         159           76
Income tax expense on operations..................         163           19
                                                         -----        -----
Income before equity in net income of
  unconsolidated subsidiary.......................         632          335
Equity in net income of unconsolidated subsidiary.           9            6
                                                         -----         ----
Net income........................................      $  641       $  341
                                                         =====        =====

Catastrophe losses................................      $  110       $  232
                                                         =====        =====

Operating ratios..................................
  Claims and claims expense ("loss") ratio........        73.9        81.2
  Expense ratio...................................        21.4        22.1
                                                         -----       -----
  Combined ratio..................................        95.3       103.3
                                                         =====      ======
  Effect of catastrophe losses on combined ratio..         2.4         5.1
                                                         =====       =====


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996


NET INVESTMENT INCOME AND REALIZED CAPITAL GAINS

     Pretax net investment income for the three-month period ended March 31, 1997 was $420 million compared to $427 million for the same period last year as higher investment balances were more than offset by lower investment yields, including a decrease of $21 million resulting from changes in the fair value of an indexed commodity derivative. The lower investment yields are also due, in part, to the investment of proceeds from calls and maturities and the investment of positive cash flows from operations in securities yielding less than the average portfolio rate. In low interest rate environments, funds from maturing investments may be reinvested at substantially lower interest rates than which prevailed when the funds were previously invested. The higher investment balances are primarily due to positive cash flows from operations, which were partially offset by the reduction of $1.59 billion of investments as part of the sale of the commercial and reinsurance operations in the second half of 1996.

     Realized capital gains and losses after-tax were $159 million for the first quarter of 1997 versus $76 million for the same period in 1996. The increase was primarily due to the sale of approximately $250 million of equity securities in the first quarter of 1997. Fluctuations in realized capital gains and losses are largely a function of timing of sales decisions reflecting management's view of individual securities and overall market conditions.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

UNDERWRITING RESULTS

     PP&C - Underwriting results and key operating ratios for the Company's personal property and casualty insurance area of business for the three-month periods ended March 31, 1997 and 1996 are summarized in the following table.

                                                       Three Months Ended
                                                           March 31,
                                                       ------------------
($ in millions)                                          1997       1996
                                                         ----       ----


Premiums written..................................    $ 4,551     $ 4,287
                                                       ======      ======

Premiums earned...................................    $ 4,560     $ 4,307
Claims and claims expense.........................      3,366       3,445
Operating costs and expenses......................        972         924
                                                       ------      ------
Underwriting income (loss)........................    $   222     $   (62)
                                                       ======      =======

Catastrophe losses................................    $   110     $   228
                                                       ======      ======

Operating ratios..................................
  Claims and claims expense ("loss") ratio........        73.8       80.0
  Expense ratio...................................        21.3       21.5
                                                        ------     ------
  Combined ratio..................................        95.1      101.5
                                                         =====    =======
  Effect of catastrophe losses on combined ratio..         2.4        5.3
                                                           ===        ===

     PP&C provides primarily private-passenger auto and homeowners insurance to individuals. PP&C also includes the ongoing commercial business written through the Allstate agent distribution channel. The Company separates the voluntary personal auto insurance business into two categories for underwriting purposes according to insurance risks: the standard market and the non-standard market. The standard market consists of drivers who meet certain criteria which classify them as having low to average risk of loss expectancy. The non-standard market consists of drivers who have higher-than-average risk profiles due to their driving records, lack of prior insurance or the types of vehicles they own. These policies are written at rates higher than standard auto rates.

     The Company is pursuing a segmented growth marketing strategy with respect to geographic areas in the standard auto and homeowners markets. It is attempting to grow standard auto business more rapidly in areas where the regulatory climate is more conducive to attractive returns and is reducing or limiting its homeowners business exposure in areas where the risk of loss from catastrophes results in less than appropriate returns. The process of designating geographic areas as growth and limited growth markets is dynamic and may be revised as changes occur in the legal, regulatory and economic environments, as catastrophe exposure is reduced and as new products are approved. Less than 6.0% of the total United States population reside in areas currently designated by the Company as standard auto limited growth markets. The Company is attempting to reduce or limit homeowners growth in areas where approximately 20.0% of the United States population reside. The Company is pursuing a growth strategy throughout the United States in the non-standard auto market by expanding through the independent agency channel and broadening the non-standard product line. PP&C premiums written increased 6.2% for the three-month period ended

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

     March 31, 1997, over the comparable period in 1996. Standard auto premiums written increased 4.0% to $2.69 billion in the first quarter of 1997, from $2.58 billion for the same three-month period in 1996. The increase in standard auto premiums written was primarily due to an increase in average premium and to a lesser extent, renewal policies in force (unit sales). Average premium increases were primarily attributable to a shift to newer and more expensive autos and, to a lesser extent, rate increases. Rate increases generally are limited by regulatory and competitive considerations.

     Non-standard auto premiums written increased 23.4% to $792 million in the first quarter of 1997, from $642 million for the same period in 1996. The increase was driven by an increase in renewal policies in force and, to a lesser extent, average premium.

     Homeowners premiums written for the first quarter were $630 million, a decrease of 2.6% from first quarter 1996 premiums of $647 million. The decrease is primarily due to the Company's catastrophe management initiatives in California and Florida. Excluding California and Florida, homeowners premiums written increased 3.3%. As a result of the California Earthquake Authority formation, the Company is non-renewing earthquake coverage in California. As a consequence, for the year the Company will non-renew approximately $117 million of property premiums related to earthquake coverage, $28 million of which occurred in the first quarter. The decrease in premiums due to the non-renewal of earthquake coverage was partially offset by increased premiums resulting from Allstate's re-entry into the California property market. Florida homeowners premiums decreased approximately $15 million as lower premiums resulting from the sale of renewal rights to Clarendon National Insurance Company and policy deductible modifications were partially offset by rate increases.

     For the first quarter of 1997, PP&C had underwriting income of $222 million versus an underwriting loss of $62 million for the first quarter of 1996. The improved underwriting results were primarily due to favorable loss frequency trends (rate of claim occurrence), lower catastrophe losses and increased auto earned premiums. Improved weather conditions caused a decrease in auto and homeowners claim frequency and lower catastrophe losses. First quarter 1996 underwriting results were impacted by severe winter weather. Auto physical damage coverage claim severities (cost per claim) increased over prior year, driven by moderate inflationary pressure. Auto injury claim severities were comparable to the first quarter 1996 level and trended favorably compared to relevant medical services indices.

     CATASTROPHE LOSSES AND CATASTROPHE MANAGEMENT

     Catastrophe losses for the first quarter of 1997 were $110 million compared with $232 million for the same period in 1996. Catastrophe losses in the first quarter of 1996 were primarily the result of losses caused by snow and ice storms in the eastern portion of the United States.

     Allstate has implemented strategies to limit, over time, subject to the requirements of insurance laws and regulations and as limited by competitive considerations, its insurance exposures in certain regions prone to catastrophes. These strategies include limits on new business production, limitations on certain policy coverages, increases in deductibles, policy

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

     brokering, and participation in catastrophe pools. In addition, Allstate has requested and received rate increases in certain regions prone to catastrophes. The Company continues to make substantial progress in reducing its exposure to catastrophes in California and Florida as strategies initiated in 1996 continue to be implemented.

     For Allstate, major areas of potential losses due to hurricanes include major metropolitan centers near the eastern and gulf coasts of the United States. The major areas of exposure to potential losses due to earthquakes in California include population centers in and around Los Angeles and San
Francisco. Other areas in the United States with significant exposure to potential earthquake losses include areas surrounding the New Madrid fault system in the midwest and faults in and surrounding Seattle, Washington. Allstate continues to evaluate business strategies and options in the reinsurance market for appropriate coverage at acceptable rates and the financial markets to more effectively manage its exposure to catastrophe losses in these and other areas.

     Catastrophes are an inherent risk of the property-liability insurance business which have contributed, and will continue to contribute, to material year-to-year fluctuations in Allstate's results of operations and financial position. The level of catastrophe losses experienced in any year cannot be predicted and could be material to the Company's results of operations and financial position. The Company has experienced two individual catastrophes in the last five years which resulted in losses over $1.00 billion ($2.33 billion related to Hurricane Andrew and $1.72 billion related to the Northridge earthquake). While management believes the ongoing implementation of the Company's catastrophe management strategies will greatly reduce the probability of individual losses over $1.00 billion in the future, the Company will continue to be exposed to similar or greater catastrophes.

     The establishment of appropriate reserves for catastrophes, as for all property-liability claims, is an inherently uncertain process. Catastrophe reserve estimates are regularly reviewed and updated, using the most current information. Any resulting adjustments, which may be material, are reflected in current year operations.

     DISCONTINUED LINES AND COVERAGES - Discontinued Lines and Coverages consists of business no longer written by Allstate, including results from environmental, asbestos and mass tort losses and other commercial business in run-off, and the historical results of the mortgage pool business and the commercial and reinsurance businesses sold in 1996.

     Underwriting results for the Company's discontinued lines and coverages area of business for the three-month periods ended March 31, 1997 and 1996 are summarized below.

                                                            Three Months Ended
                                                                   March 31,
                                                             -----------------

($ in millions)                                                  1997   1996
                                                                 ----   ----

Underwriting loss.........................................        $(6) $(87)
                                                                  ==== =====

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

LIFE AND ANNUITY OPERATIONS

     The life and annuity operations of Allstate ("Allstate Life") market a broad line of life insurance, annuity and group pension products through a combination of Allstate agents, including life specialists, banks, independent agencies, brokers and direct response marketing.

     The following table sets forth certain summarized financial data for Allstate Life's operations and investments at or for the three-month periods ended March 31, 1997 and 1996.

                                                       Three Months Ended
                                                            March 31,
                                                        -----------------
 ($ in millions)                                          1997     1996
                                                          ----     ----

Statutory premiums and deposits.....................    $ 1,115  $ 1,313
                                                         ======   ======

Investments.........................................    $27,716  $26,759
Separate Account assets.............................      5,747    4,251
                                                         ------    -----
Investments including Separate Account assets.......    $33,463  $31,010
                                                         ======   ======

Premiums and contract charges.......................    $   355  $   308
Net investment income .......................... ...        516      507
Contract benefits...................................        583      550
Operating costs and expenses........................        150      122
                                                         ------   ------
Income from operations..............................        138      143
Income tax expense on operations....................         47       49
                                                         -------  ------
Operating income....................................         91       94
Realized capital gains and losses, after-tax........         49        -
                                                         ------   ------
Net income..........................................    $   140  $    94
                                                         ======   ======


     Statutory premiums and deposits, which include premiums and deposits for all products, decreased by 15.1% in the first quarter of 1997 compared with the same period last year. The following table presents statutory premiums and deposits by product line.

                                                       Three Months Ended
                                                           March 31,
                                                       ------------------
($ in millions)                                         1997            1996
                                                        ----            ----

Life products
   Universal.................................          $  179         $  173
   Traditional...............................              69             72
   Other.....................................              56             55

Annuity products
   Fixed.....................................             379            416
   Variable..................................             345            243

Group pension products.......................              87            354
                                                          ---            ---

Total........................................          $1,115         $1,313
                                                       ======         ======


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996


     Increased sales of variable annuities were more than offset by lower sales of group pension and fixed annuity products. The level of pension product sales is based on Allstate Life's assessment of market opportunities.

     Life and annuity premiums and contract charges under generally accepted accounting principles ("GAAP") increased 15.3%. Under GAAP, revenues exclude deposits on most annuities and premiums on universal life insurance policies. The increase in 1997 was primarily attributable to increased sales of structured settlement annuities with life contingencies, traditional life insurance, and growth in contract charges on universal life products. GAAP premium and contract charges will vary with the mix of products sold during the period.

     Pretax net investment income increased by 1.8% in the first quarter of 1997 from the comparable 1996 period primarily due to a 5.2% growth in investments, excluding Separate Account assets and unrealized gains on fixed income securities. The overall portfolio yield declined slightly, as proceeds from calls and maturities as well as positive cash flows from operating activities were invested in securities yielding less than the average portfolio rate. In low interest rate environments, funds from maturing investments may be reinvested at lower interest rates than those which prevailed when the funds were previously invested.

     Operating income decreased 3.2% during the first quarter of 1997 compared with the first quarter of 1996 as profitability from growth of new business and increased investment income was more than offset by increased amortization of deferred policy acquisition costs. Increased capital gains impacted the recognition of gross profits and, consequently, caused an acceleration of the amortization of deferred policy acquisition costs.

     Net realized capital gains after-tax were $49 million for the three months ended March 31, 1997 primarily due to trading gains which arose principally from the sale of equity securities. In addition, Allstate Life realized capital gains on fixed income securities primarily as a result of prepayments of privately-placed corporate obligations.


LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

     The Company has a commercial paper program under which it may borrow up to $1.00 billion for short term cash needs. At March 31, 1997, the Company had outstanding commercial paper of $98 million with a weighted average interest rate of 5.48%.

     The Company maintains a $1.50 billion, five-year revolving line of credit as a potential source of funds to meet short-term liquidity requirements. The line of credit expires December 20, 2001 and allows for borrowings by The Allstate Corporation, AIC, and Allstate Life Insurance Company. During the three months ended March 31, 1997, there were no borrowings under this line of credit. Total borrowings under the combined commercial paper program and line of credit are limited to $1.50 billion.

     The Allstate Corporation has entered into a revolving line of credit agreement, which would allow the American Banking Association, a consortium of female and minority owned banks, to provide loans of up to $50 million for

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

general corporate purposes. This agreement is for a term of one year, beginning April 15, 1997, and is renewable thereafter.

     During the first quarter of 1997, the Company purchased approximately 5 million shares of its common stock, for its treasury, at a cost of $316 million. At March 31, 1997, the Company held approximately 13 million shares of treasury stock with an average cost per share of $52.87.

Liquidity

     Cash from operating activities decreased $264 million from the same period last year as increases in cash collected from operating activities were more than offset by increased payments on prior year accrued costs and expenses, including the California Earthquake Authority assessment. Cash at the end of the period increased as additional cash from operations was partially offset by the purchase of investments, contractholder withdrawals and the repurchase of the Company's stock for its treasury.

     Surrenders and withdrawals for Allstate Life were $431 million for the first three months of 1997 compared with $386 million in 1996. As the Company's interest-sensitive life and annuity contracts in-force policies grow and age, the dollar amount of surrenders and withdrawals could generally increase. INVESTMENTS

     The composition of the investment portfolio at March 31, 1997, at financial statement carrying values, is presented in the table below.


                                   Property-Liability    Allstate Life        Total
                                   ------------------    -------------        -----

      Fixed income securities (1)   $23,965     81.0%    $22,944  82.8%   $46,909   81.4%
      Equity securities               4,514     15.3         708   2.6      5,222    9.0
      Mortgage loans                     92       .3       3,060  11.0      3,152    5.5
      Real estate                       453      1.5         279   1.0        732    1.3
      Short-term (2)                    525      1.8         226    .8      1,085    1.9
      Other                              17       .1         499   1.8        516     .9
                                     ------    -----      ------ -----     ------   ----
         Total                      $29,566    100.0%    $27,716 100.0%   $57,616  100.0%
                                     ======    =====      ====== =====     ======  =====

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $23.51 billion and $22.44 billion for property-liability and Allstate Life operations, respectively. (2) Total short-term investments includes $334 million of Corporate short-term investments.

     Total investments decreased to $57.62 billion at March 31, 1997 from $58.33 billion at December 31, 1996. Property-liability investments decreased $144 million to $29.57 billion at March 31, 1997 from $29.71 billion at December 31, 1996. Allstate Life investments at March 31, 1997, decreased $321 million to $27.72 billion from $28.04 billion at December 31, 1996. The decrease in investments was primarily attributable to a decrease of $544 million and $694 million in the unrealized gains on the fixed income and equity securities portfolios for property-liability and Allstate Life, respectively. These decreases were primarily due to the effect of rising interest rates and were

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

partially offset by increases in amounts invested from positive cash flows generated from operations.

     Nearly 94.0% of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having an NAIC rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

     The Company primarily uses derivative financial instruments to reduce its exposure to market risk (principally interest rate and equity price risk)in conjunction with asset/liability management in its life and annuity operations. The Company does not hold or issue these instruments for trading purposes. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. However, such nonperformance is not expected because the Company utilizes highly rated counterparties, establishes risk control limits and measures, and maintains ongoing monitoring procedures. There have been no significant changes in the risk profile of the Company's derivative portfolio since December 31, 1996.

PENDING ACCOUNTING AND REPORTING STANDARDS

     In January 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48 ("FRR 48") "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments".

     Effective in the second quarter of 1997, FRR 48 requires additional disclosures in the footnotes to the financial statements about the Company's accounting policies for derivative financial instruments. The Company substantially adopted this requirement at December 31, 1996. In addition, FRR 48 requires annual disclosure of quantitative and qualitative information about the market risk inherent in the Company's market risk sensitive instruments, including but not limited to, equity and fixed income securities and derivative financial instruments. The quantitative and qualitative disclosures are effective for the Company's year-end 1997 reporting, but recent Congressional events may ultimately impact the nature and effective date of FRR 48.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information about Capital Structure".

     SFAS No. 128 is intended to simplify the existing procedures of computing earnings per share ("EPS") currently prescribed by Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share". This standard eliminates the concept of primary EPS and requires dual presentation of basic and diluted EPS. Diluted EPS defined by SFAS No. 128 is similar to primary EPS prescribed by APB Opinion No. 15. The requirements of this statement will be adopted in December 1997 and are not expected to materially impact the Company's earnings per share calculation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

   SFAS No. 129 clarifies the disclosure requirements related to the type and nature of securities contained in an entity's capital structure. The Company will adopt SFAS No. 129 effective December 31, 1997.

FORWARD-LOOKING STATEMENTS

     The statements contained in this Management's Discussion and Analysis that are not historical information are forward-looking statements that are based on management's estimates, assumptions and projections. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes several important factors that could cause the Company's actual results and experience with respect to forward-looking statements to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements:


2. The reference to the management's belief that the implementation of the Company's catastrophe management strategies will greatly reduce the probability of individual losses over $1 billion in the future (see "Catastrophe Losses and Catastrophe Management" at page 13) depends in large measure upon the reliability of the catastrophe simulation models used by the Company to estimate the probability and the levels of losses which may result from catastrophes. These models are subject to uncertainties due to continual updating and revision to reflect the most current available information on climatology and seismology, building codes, and policyholder demographics. Use of the models has not enabled the Company to predict the level of losses associated with a specific catastrophe in the past, and the predictive value of such models with regard to future catastrophes is subject to challenge. Consequently, these models could fail to accurately predict the level of losses associated with any future major catastrophe, and the Company could sustain losses from such catastrophe which materially exceed $1 billion.

See, generally, the Company's 1996 Annual Report on Form 10-K (the "1996 10-K") for other important risk factors which may affect the results of operation and financial condition of the Company. For those risk factors affecting the Company as a regulated insurance holding company, see "Risk Factors Affecting Allstate" at pages 4-5 of the 1996 10-K.

PART II.  OTHER INFORMATION






 Item 6.    Exhibits and Reports on Form 8-K

            (a) Exhibits

                An Exhibit Index has been filed as part of this Report on Page E-1.

            (b) Reports on Form 8-K.

                None.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      The Allstate Corporation
                                      (Registrant)



   May 14, 1997                       By /s/Samuel H. Pilch
                                         ------------------
                                         Samuel H. Pilch
                                         Controller


                                         (Principal Accounting Officer and
                                          duly authorized Officer of Registrant)


                                EXHIBIT INDEX
                           THE ALLSTATE CORPORATION
                          QUARTER ENDED MARCH 31, 1997
                       --------------------------------




                                                                                          Sequentially
Exhibit No.        Description                                                            Numbered Page
----------         ------------                                                           -------------

   4 Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiary.

  11               Computation of earnings per common share for The Allstate
                   Corporation and consolidated subsidiary.

  15               Acknowledgment of awareness from Deloitte & Touche LLP, dated
                   May 14, 1997, concerning unaudited interim financial information.

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.





                                      -E1-

                                                                EXHIBIT 11


                  THE ALLSTATE CORPORATION AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER COMMON SHARE




($ in millions, except for per share data)       Three Months Ended March 31,

                                                --------------------------------

                                                    1997               1996
                                                  -------            ------


Net Income                                        $767               $424

                                                  =======            ======

Primary earnings per common share computation:


      Weighted average number of common shares     440.0              447.2

      Assumed exercise of dilutive stock             2.3                2.6
      options

                                                   -------             ------
         Adjusted weighted number of common         442.3              449.8
         shares outstanding

                                                   ========            =======

               Primary net income per share        $  1.73           $   0.94

                                                    =======            ======

Fully diluted earnings per common share computation:


      Weighted average number of common shares       440.0             447.2

      Assumed exercise of dilutive stock               2.3               2.6
      options

                                                     -------           ------
         Adjusted weighted number of common          442.3             449.8
         shares outstanding

                                                     =======           =======

               Fully diluted net income per         $   1.73           $  0.94
               share

                                                     =======           =======


                                      -E2-

                                                                EXHIBIT 15







To the Board of Directors and Shareholders of The Allstate Corporation:



We have reviewed, in accordance with standards established by the American Institute of Certified Public Accountants, the unaudited interim financial information of The Allstate Corporation and subsidiaries for the three-month periods ended March 31, 1997 and 1996, as indicated in our report dated May 14, 1997; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated by reference in Registration Statement Nos. 33-88540 and 333-10857 on Form S-3 and Registration Statement Nos. 33-77928, 33-93758, 33-93760, 33-93762, 33-99132,
33-99136, 33-99138, 333-04919, 333-16129 and 333-23309 on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration
Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



Deloitte & Touche LLP

Chicago, Illinois
May 14, 1997







                                      -E3-