Form 10-Q
period 1997-06-30
ALLSTATE CORP
filed 1997-08-14
CIK 899051

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                                   YES /X/ NO

      AS OF JULY 31, 1997, THE REGISTRANT HAD 433,726,850 COMMON SHARES, $.01 PAR VALUE, OUTSTANDING.

                           THE ALLSTATE CORPORATION
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                              JUNE 30, 1997


PART 1  -  FINANCIAL INFORMATION                                     PAGE


Item 1.    Financial Statements.

           Condensed Consolidated Statements of Operations
           for the Three- and Six-Months Ended June 30, 1997
           and 1996 (unaudited).                                      1

           Condensed Consolidated Statements of Financial
           Position as of June 30, 1997 (unaudited)
           and December 31, 1996.                                     2

           Condensed Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 1997
           and 1996 (unaudited).                                      3
           Notes to Condensed Consolidated Financial
           Statements (unaudited).                                    4

           Independent Certified Public Accountants'
           Review Report.                                             8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.             9


PART II -  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders        22

Item 6.   Exhibits and Reports of Form 8-K.                          23

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    THE ALLSTATE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  Three Months Ended           Six Months Ended
                                                                      June 30,                     June 30,
                                                               ------------------------     ------------------------
                                                                 1997          1996           1997          1996
                                                               ----------    ----------     ----------    ----------
                                                                                   (Unaudited)
 (In millions except per share data)

REVENUES
     Property-liability insurance premiums earned              $    4,632    $    4,650     $    9,192    $    9,194
     Life and annuity premiums and contract charges                   366           304            721           612
     Net investment income                                            967           949          1,911         1,884
     Realized capital gains and losses                                108           421            428           537
                                                               ----------    ----------     ----------    ----------
                                                                    6,073         6,324         12,252        12,227
                                                               ----------    ----------     ----------    ----------

COSTS AND EXPENSES
     Property-liability insurance claims and claims expense         3,374         3,529          6,742         7,216
     Life and annuity contract benefits                               598           557          1,181         1,107
     Amortization of deferred policy acquisition costs                681           573          1,348         1,137
     Operating costs and expenses                                     491           599            944         1,157
     Interest expense                                                  24            24             48            47
                                                               ----------    ----------     ----------    ----------
                                                                    5,168         5,282         10,263        10,664
                                                               ----------    ----------     ----------    ----------

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE,
     DIVIDENDS ON PREFERRED SECURITIES, AND EQUITY
     IN NET INCOME OF UNCONSOLIDATED SUBSIDIARY                       905         1,042          1,989         1,563

INCOME TAX EXPENSE                                                    260           286            577           389
                                                               ----------    ----------     ----------    ----------

INCOME BEFORE DIVIDENDS ON PREFERRED SECURITIES AND
     EQUITY IN NET INCOME OF UNCONSOLIDATED SUBSIDIARY                645           756          1,412         1,174

DIVIDENDS ON PREFERRED SECURITIES OF SUBSIDIARY TRUSTS                (10)            -            (19)            -

EQUITY IN NET INCOME OF UNCONSOLIDATED SUBSIDIARY                       8             8             17            14
                                                               ----------    ----------     ----------    ----------

NET INCOME                                                     $      643    $      764     $    1,410    $    1,188
                                                               ==========    ==========     ==========    ==========

NET INCOME PER SHARE                                           $     1.47    $     1.71     $     3.20    $     2.65
                                                               ==========    ==========     ==========    ==========

WEIGHTED-AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                                  437.3         448.2          439.8         449.1
                                                               ==========    ==========     ==========    ==========

                 See notes to condensed consolidated financial statements.

                               THE ALLSTATE CORPORATION AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                    June 30,             December 31,
($ in millions)                                                       1997                   1996
                                                                ------------------     -----------------
                                                                   (Unaudited)
Assets
Investments
      Fixed income securities, at fair value
           (amortized cost $46,915 and $45,057)                 $           48,853      $          47,095
      Equity securities, at fair value (cost $3,988 and $3,999)              5,924                 5,561
      Mortgage loans                                                         3,073                 3,146
      Real estate                                                              716                   738
      Short-term                                                               725                 1,278
      Other                                                                    525                   511
                                                                ------------------      -----------------
           Total investments                                                59,816                58,329

Premium installment receivables, net                                         2,956                 2,886
Deferred policy acquisition costs                                            2,767                 2,614
Reinsurance recoverables, net                                                2,084                 2,147
Property and equipment, net                                                    718                   714
Accrued investment income                                                      717                   715
Deferred income taxes                                                            -                   232
Cash                                                                           182                   116
Other assets                                                                 1,211                 1,204
Separate Accounts                                                            6,655                 5,551
                                                                ------------------     -----------------
           Total assets                                         $           77,106      $         74,508
                                                                ==================     =================
Liabilities
Reserve for property-liability insurance
      claims and claims expense                                 $           17,480     $          17,382
Reserve for life-contingent contract benefits                                6,470                 6,287
Contractholder funds                                                        20,364                20,120
Unearned premiums                                                            6,143                 6,174
Claim payments outstanding                                                     552                   594
Other liabilities and accrued expenses                                       2,887                 2,824
Deferred income taxes                                                           84                     -
Short-term debt                                                                175                   152
Long-term debt                                                               1,236                 1,234
Separate Accounts                                                            6,647                 5,539
                                                                ------------------     -----------------
           Total liabilities                                                62,038                60,306
                                                                ------------------     -----------------
Commitments and Contingent Liabilities (Notes 2 and 4)

Company obligated mandatorily redeemable
      preferred securities of subsidiary trusts                                750                   750

Shareholders' equity
Preferred stock, $1 par value, 25 million
      shares authorized, none issued                                             -                     -
Common stock, $.01 par value, 1 billion shares
      authorized and 450 million issued, 434 million
      and 442 million shares outstanding                                         5                     5
Additional capital paid-in                                                   3,139                 3,133
Unrealized net capital gains                                                 2,175                 2,003
Unrealized foreign currency translation adjustments                             15                    21
Retained income                                                             10,157                 8,958
Deferred ESOP expense                                                         (281)                 (280)
Treasury stock, at cost (16 million and 8 million shares)                     (892)                 (388)
                                                                 ------------------     -----------------
           Total shareholders' equity                                       14,318                 13,452
                                                                 ------------------     -----------------
           Total liabilities and shareholders' equity            $          77,106                 74,508
                                                                 ==================     =================

                       See notes to condensed consolidated financial statements.

                                                  -2-

                        THE ALLSTATE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended
                                                                            June 30,
                                                                 ------------------------------
($ in millions)                                                       1997               1996
                                                                 ------------       -----------
                                                                      (Unaudited)
Cash flows from operating activities
      Net income                                                $       1,410   $          1,188
      Adjustments to reconcile net income to
         net cash provided by operating activities
           Depreciation, amortization and other non-cash items             (5)               (11)
           Realized capital gains and losses                             (428)              (537)
           Interest credited to contractholder funds                      604                589
           Increase in policy benefit and other insurance reserves         82                392
           Change in unearned premiums                                    (31)                79
           Increase in deferred policy acquisition costs                 (146)              (178)
           Increase in premium installment receivables, net               (70)               (64)
           Change in reinsurance recoverables, net                         63                (35)
           Change in deferred income taxes                                219                 85
           Changes in other operating assets and liabilities               23                 79
                                                                  ------------       -----------
              Net cash provided by operating activities                 1,721              1,587
                                                                  ------------       -----------
Cash flows from investing activities
      Proceeds from sales
           Fixed income securities                                     6,153              5,257
           Equity securities                                           1,556              2,305
      Investment collections
           Fixed income securities                                     2,307              1,872
           Mortgage loans                                                244                180
      Investment purchases
           Fixed income securities                                   (10,242)            (9,730)
           Equity securities                                          (1,178)            (1,089)
           Mortgage loans                                               (175)              (137)
      Change in short-term investments, net                              559               (330)
      Change in other investments, net                                    20                 28
      Purchases of property and equipment, net                           (65)               (60)
                                                                 ------------        -----------
           Net cash used in investing activities                        (821)            (1,704)
                                                                 ------------        ------------
Cash flows from financing activities
      Change in short-term debt, net                                      23                231
      Repayment of long-term debt                                          -                 (2)
      Proceeds from issuance of long-term debt                             2                   -
      Contractholder fund deposits                                     1,348              1,643
      Contractholder fund withdrawals                                 (1,492)            (1,438)
      Dividends paid                                                    (211)              (190)
      Treasury stock purchases                                          (535)               (95)
      Other                                                               31                 30
                                                                -------------       ------------
           Net cash (used in) provided by financing activities          (834)               179
                                                                -------------       ------------
Net increase in cash                                                      66                 62
Cash at beginning of period                                              116                 90
                                                                ------------       ------------
Cash at end of period                                           $        182       $        152
                                                                ============       ============

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

   The condensed consolidated financial statements and notes as of June 30, 1997 and for the three-month and six-month periods ended June 30, 1997 and 1996 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Allstate Corporation Annual Report to Shareholders and Annual Report on Form 10-K for 1996. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

   To conform with the 1997 presentation, certain items in the prior year's financial statements and notes have been reclassified.


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

    In 1986, the general liability policy form used by Allstate and others in the property-liability industry was amended to introduce an "absolute pollution exclusion" which excluded coverage for environmental damage claims and added an asbestos exclusion. Most general liability policies issued prior to 1987 contain annual aggregate limits for products liability coverage, and policies issued after 1986 also have an annual aggregate limit as to all coverages. Allstate's experience to date is that these policy form changes have effectively limited its exposure to environmental and asbestos claims risks assumed as well as primary commercial coverages written, for most policies written in 1986 and all policies written after 1986. Allstate's reserves, net of reinsurance recoverables of $441 million and $489 million, for environmental and asbestos claims were $1.16 billion and $1.23 billion at June 30, 1997 and December 31, 1996, respectively.

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

3. REINSURANCE

   Property-liability insurance premiums and life and annuity premiums and contract charges are net of reinsurance ceded as follows:

                                            Three             Six
                                         Months Ended    Months Ended
                                           June 30,        June 30,
    ($ in millions)
                                          1997    1996     1997    1996
                                          ----    ----     ----    ----

    Property-liability premiums...........$111    $147     $254    $285

    Life and annuity premiums
    and contract charges .................  34      16       73      29

   Property-liability insurance claims and claims expense and life and annuity contract benefits are net of reinsurance recoveries as follows:

                                              Three            Six
                                          Months Ended      Months Ended
                                             June 30,       June 30,
    ($ in millions)
                                            1997    1996    1997  1996
                                            ----    ----    ----  ----
    Property-liability insurance
      claims and claims expense...........  $83     $93    $165    $189

    Life and annuity contract
      benefits............................   12       6      23      24

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

5. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

    In November 1996 Allstate Financing I ("AF I"), a wholly-owned subsidiary of the Company, issued 22 million shares of 7.95 percent Quarterly Income Preferred Securities ("QUIPS") at $25 per share. The sole assets of AF I are $550 million of 7.95 percent Junior Subordinated Deferrable Interest Debentures ("QUIDS") issued by the Company. The QUIDS held by AF I will mature on December 31, 2026 and are redeemable by the Company in whole or in part beginning on November 25, 2001, at which time the QUIPS are callable. Net proceeds from the issuance of the QUIPS were used for general corporate purposes including the Company's stock repurchase program. AF I may elect to extend the maturity of its QUIPS to December 31, 2045.

    In November 1996 Allstate Financing II ("AF II"), a wholly-owned subsidiary of the Company, issued 200,000 shares of 7.83 percent preferred securities ("trust preferred securities") at $1,000 per share. The sole assets of AF II are $200 million of 7.83 percent Junior Subordinated Deferrable Interest Debentures ("junior subordinated debentures") issued by the Company. The junior subordinated debentures held by AF II will mature on December 1, 2045 and are redeemable by the Company in whole or in part beginning on December 1, 2006, at which time the trust preferred securities are callable. Net proceeds from the issuance of the trust preferred securities were used for general corporate purposes including the Company's stock repurchase program.

    The obligations of the Company with respect to the QUIDS and junior subordinated debentures constitute full and unconditional guarantees by the Company of AF I's and AF II's obligations under the respective preferred securities including the payment of the liquidation or redemption price and any accumulated and unpaid interest, but only to the extent of funds held by the trusts. The preferred securities are classified in the Company's balance sheet as company obligated mandatorily redeemable preferred securities of subsidiary trust (representing the minority interest in the trusts) at their face value and redemption amount of $750 million. The preferred securities have a liquidation value of $25 per share for the QUIPS and $1,000 per share for the trust preferred securities. Dividends on the preferred securities are cumulative, payable quarterly in arrears for the QUIPS and cumulative, payable semi-annually in arrears for the trust preferred securities, and are deferrable at the Company's option for up to five years. The Company cannot pay dividends on its preferred and common stocks during such deferments. Dividends on the preferred securities have been classified as minority interest in the statements of operations.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of The Allstate Corporation:

We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries as of June 30, 1997, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Deloitte & Touche LLP

Chicago, Illinois
August 13, 1997

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

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

CONSOLIDATED REVENUES
                                     Three Months Ended      Six Months Ended
                                          June 30,              June 30,
  ($ in millions)                        1997        1996        1997       1996
                                         ----        ----        ----       ----

  Property-liability insurance
    premiums.......................... $4,632     $4,650     $ 9,192    $ 9,194
  Life and annuity premiums and
    contract charges..................    366        304         721        612
  Net investment income...............    967        949       1,911      1,884
  Realized capital gains and losses ..    108        421         428        537
                                        -----      -----      ------     ------
  Total revenues...................... $6,073     $6,324     $12,252    $12,227
                                        =====      =====      ======     ======

Consolidated revenues for the second quarter decreased by 4.0%, reflecting the absence of premium due to the sales of the commercial and reinsurance businesses in 1996, lower realized capital gains and the impact on property-liability insurance premiums of catastrophe management initiatives.


CONSOLIDATED NET INCOME

   Net income for the second quarter of 1997 was $643 million, or $1.47 per share, compared with $764 million, or $1.71 per share, for the same period of 1996, as increased property-liability underwriting income and life operating income were more than offset by lower realized capital gains. Property-liability underwriting income benefited from lower catastrophe losses and favorable frequency (rate of claim occurrence) and severity (average cost per claim) loss trends.

Net income for the first half of 1997 was $1.41 billion, or $3.20 per share, compared with $1.19 billion, or $2.65 per share, for the same period of 1996. The results for the first half of 1997 were favorably impacted by increased property-liability underwriting income which benefited from lower catastrophe losses and favorable claim frequencies and severities.

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

   Underwriting results for each of the property-liability areas of business are discussed separately beginning on page 12.

   The following table sets forth certain unaudited summarized financial data and key operating ratios for the Company's property-liability operations for the three-month and six-month periods ended June 30, 1997 and 1996.

                                       Three Months Ended      Six Months Ended
                                          June 30,                  June 30,
  ($ in millions)                        1997       1996        1997       1996
                                         ----       ----        ----       ----

  Premiums written.....................$4,726     $4,772      $9,277     $9,265
                                        =====      =====       =====      =====

  Premiums earned......................$4,632     $4,650      $9,192     $9,194
  Claims and claims expense............ 3,374      3,529       6,742      7,216
  Operating costs and expenses......... 1,029      1,052       2,005      2,058
                                        -----      -----       -----      -----
  Underwriting income (loss)...........   229         69         445        (80)
  Net investment income ...............   441        440         861        867
  Realized capital gains and
   losses, after-tax...................    66        252         225        328
  Income tax expense on operations        181        104         344        123
                                        -----      -----       -----      -----
  Income before equity in net
   income of unconsolidated
   subsidiary..........................   555        657       1,187        992
  Equity in net income of
   unconsolidated subsidiary...........     8          8          17         14
                                            -       ----       -----      -----
  Net income...........................$  563       $665      $1,204     $1,006
                                          ===       ====       =====      =====

  Catastrophe losses...................$  121       $279      $  231     $  511
                                          ===       ====       =====      =====

  Operating ratios
    Claims and claims expense
     ("loss") ratio....................  72.9      75.9        73.4       78.5
    Expense ratio......................  22.2      22.6        21.8       22.4
                                         ----      ----       -----      -----
    Combined ratio.....................  95.1      98.5        95.2      100.9
                                         ====      ====       =====      =====
    Effect of catastrophe losses
     on combined ratio.................   2.6       6.0         2.5        5.6
                                          ===       ===       =====      =====

NET INVESTMENT INCOME AND REALIZED CAPITAL GAINS

   Pretax net investment income increased slightly to $441 million for the second quarter and decreased slightly to $861 million for the six-month period ended June 30, 1997. Higher investment balances, the result of positive cash flows from operations net of the effect of sold businesses, were offset by lower investment yields. The lower investment yields are due, in part, to the investment of proceeds from calls and maturities and the investment of positive cash flows from operations in securities yielding less than the average portfolio rate. In low interest rate environments, funds from maturing investments may be reinvested at substantially lower interest rates than which prevailed when the funds were previously invested. The sale of the commercial and reinsurance operations in the second half of 1996 reduced investments by $1.59 billion.

   Realized capital gains after-tax for the second quarter of 1997 were $66 million compared with $252 million for the same period in 1996. For the first half of 1997, realized capital gains after-tax were $225 million compared with $328 million for the comparable period in 1996. The repositioning of the Company's property-liability investment portfolio during the second quarter of 1996 contributed approximately $234 million of realized capital gains after-tax. At June 30, 1997 the property-liability operations had $1.64 billion of unrealized capital gains on equity securities versus $1.35 billion at December 31, 1996. Fluctuations in realized capital gains and losses are largely a function of timing of sales decisions reflecting management's view of individual securities and overall market conditions.

UNDERWRITING RESULTS

   PP&C - Underwriting results and key operating ratios for the Company's personal property and casualty insurance area of business for the three-month and six-month periods ended June 30, 1997 and 1996 are summarized in the following table.

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,

($ in millions)                        1997      1996        1997       1996
                                       ----      ----        ----       ----


Premiums written.....................$4,725     $4,542      $9,276     $8,829
                                      =====      =====       =====      =====

Premiums earned......................$4,630     $4,398      $9,190     $8,705
Claims and claims expense............ 3,371      3,304       6,737      6,749
Operating costs and expenses......... 1,025        959       1,997      1,883
                                      -----       ----       -----      -----
Underwriting income..................$  234       $135      $  456     $   73
                                        ===       ====       =====      =====

Catastrophe losses...................$  121       $278      $  231     $  506
                                        ===       ====       =====      =====

Operating ratios
  Claims and claims expense
   ("loss") ratio....................   72.8      75.1        73.3       77.5
  Expense ratio......................   22.1      21.8        21.7       21.6
                                        ----      ----        ----       ----
  Combined ratio.....................   94.9      96.9        95.0       99.1
                                        ====      ====        ====       ====
  Effect of catastrophe losses
   on combined ratio.................    2.6       6.3         2.5        5.8
                                         ===       ===         ===        ===

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

   The Company is pursuing a segmented growth marketing strategy with respect to geographic areas in the standard auto and homeowners markets. It is attempting to grow standard auto business more rapidly in areas where the regulatory climate is more conducive to attractive returns and is reducing or limiting its homeowners business exposure in areas where the risk of loss from catastrophes does not provide appropriate returns. The process of designating geographic areas as growth and limited growth markets is dynamic and may be revised as changes occur in the legal, regulatory and economic environments, as catastrophe exposure is reduced and as new products are approved. Less than 6.0% of the total United States population reside in areas currently designated by the Company as standard auto limited growth markets. The Company is attempting to reduce or limit homeowners growth in areas where approximately 20.0% of the United States population reside. The Company is pursuing a growth strategy throughout the United States in the non-standard auto market by expanding through the independent agency channel and broadening the non-standard product line.

   PP&C premiums written for the second quarter increased 4.0% over the second quarter of 1996. For the first half of 1997, PP&C premiums written increased 5.1% over the comparable period for 1996. Standard auto premiums written increased 2.7% to $2.65 billion for the second quarter of 1997, compared with $2.58 billion for the same period in 1996. For the six-month period ending June 30, 1997, standard auto premiums increased 3.4% to $5.34 billion from $5.16 billion in 1996. The increase for both periods in standard auto premiums written was primarily due to an increase in average premium and to a lesser extent, policies in force. Average premium increases were primarily attributable to a shift to newer and more expensive autos and, to a lesser extent, rate increases. Rate increases generally are limited by regulatory and competitive considerations.

   Non-standard auto premiums written increased 17.5% to $784 million in the second quarter of 1997, from $667 million for the same period in 1996. For the six-month period, non-standard auto premiums written increased 20.4% to $1.58 billion compared with $1.31 billion for 1996. The increase for both periods was driven by an increase in renewal policies in force and, to a lesser extent, average premium. The rate of growth is expected to gradually decline as the non-standard auto market matures.

   Homeowners premiums written for the three-month period ended June 30, 1997 was $791 million, a decrease of 1.6% over second quarter 1996 premiums of $804 million. For the first half of 1997 homeowners premiums written were $1.42 billion a decrease of 2.1% over the same period of 1996. The decrease is primarily due to the impacts of the Company's catastrophe management initiatives in California, Florida, and the Northeastern portion of the United States. Excluding California and Florida, homeowners premiums written increased 6.8% and 5.4% for the three-month and six-month periods ended June 30, 1997, respectively. As a result of the California Earthquake Authority formation this year the Company will non-renew approximately $117 million of property premiums related to earthquake coverage, $39 million and $67 million of which occurred in the three-month and six-month periods ended June 30, 1997. The decrease in premiums due to the non-renewal of earthquake coverage was partially offset by increased premiums resulting from Allstate's re-entry into the California property market. Florida homeowners premiums decreased approximately $28 million and $43 million for the three-month and six-month periods of 1997 as lower premiums resulting from the sale of renewal rights to Clarendon National Insurance Company, the purchase of catastrophe reinsurance, policy deductible modifications, and the transfer of the wind damage portion of property policies in Florida to the Florida Windstorm Underwriting Association were partially offset by rate increases.

   For the second quarter of 1997, PP&C had underwriting income of $234 million compared with underwriting income of $135 million for the same period in 1996.
The improved underwriting results were primarily due to lower catastrophe losses, favorable loss frequency and auto injury severity trends and increased auto average earned premiums. Favorable auto and homeowners frequency was partially impacted by mild weather. Auto physical damage coverage claim severities increased over the prior year, driven by moderate inflationary pressure. Auto injury claim severities were slightly higher than second quarter 1996 levels while continuing to trend favorably compared to relevant medical services indices.

   For the first six months of 1997, PP&C had underwriting income of $456 million compared with $73 million for the comparable period of 1996. The improved underwriting results for the first half of 1997 were primarily due to lower catastrophe losses, favorable loss frequency and auto injury severity trends, and increased auto average earned premiums.

   CATASTROPHE MANAGEMENT AND CATASTROPHE LOSSES

   Allstate has implemented strategies to limit, over time, subject to the requirements of insurance laws and regulations and as limited by competitive considerations, its insurance exposures in certain regions prone to catastrophes. These strategies include limits on new business production, limitations on certain policy coverages, increases in deductibles, policy brokering, reinsurance, and participation in catastrophe pools. In addition, Allstate has requested and received rate increases in certain regions prone to catastrophes. The Company continues to make substantial progress in reducing its exposure to catastrophes in California, Florida, and the Northeast as strategies initiated in 1996 and 1997 continue to be implemented.

   Allstate has entered into a three-year excess reinsurance contract covering property policies in the Northeastern portion of the United States, effective June 1, 1997. The reinsurance program provides up to 95% of $500 million of reinsurance protection for catastrophe losses in excess of an estimated $750 million retention subject to a limit of $500 million in any one year and an aggregate limit of $1.0 billion over the three-year contract period.

   The Company announced its intention to start a Florida only non-standard property insurance subsidiary. This company will remove approximately 49,000 policies from the Florida Residential Property & Casualty Joint Underwriting Association and write new policies in the northern coastal and interior counties of Florida.

   For Allstate, major areas of potential losses due to hurricanes include major metropolitan centers near the eastern and gulf coasts of the United States. The major areas of exposure to potential losses due to earthquakes in California include population centers in and around Los Angeles and San Francisco. Other areas in the United States with significant exposure to potential earthquake losses include areas surrounding the New Madrid fault system in the midwest and faults in and surrounding Seattle, Washington. Allstate will continue to evaluate business strategies and options in the reinsurance market for appropriate coverage at acceptable rates and the financial markets, to more effectively manage its exposure to catastrophe losses in these and other areas.

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

   Catastrophe losses for the second quarter of 1997 were $121 million compared with $279 million for the same period in 1996. For the first half of 1997, catastrophe losses were $231 million versus $511 million for the same period in 1996. The first half of 1996 was impacted by losses caused by snow and ice storms in the eastern portion of the United States during the first quarter.

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

   Underwriting results for the Company's Discontinued Lines and Coverages area of business for the three-month and six-month periods ended June 30, 1997 and 1996 are summarized below.


                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,

($ in millions)                             1997     1996     1997      1996
                                            ----     ----     ----      ----

Underwriting loss......................      $(5)    $(66)    $(11)    $(153)
                                              ===     ====     ====     =====


Underwriting losses in both the three-month and six-month periods ended June 30, 1996 were primarily related to additional environmental and asbestos claims being reported and continued reevaluation and adjustment of the estimated ultimate cost of settling these claims.

LIFE AND ANNUITY OPERATIONS

   The life and annuity operations of Allstate ("Allstate Life") market a broad line of life insurance, annuity and group pension products through a combination of Allstate agents, including life specialists, banks, independent agencies, brokers and direct response marketing.

   The following table sets forth certain unaudited summarized financial data for Allstate Life's operations and investments at or for the three-month and six-month periods ended June 30, 1997 and 1996.

                                      Three Months Ended       Six Months Ended
                                           June 30,                June 30,

    ($ in millions)                       1997     1996        1997        1996
                                          ----     ----        ----        ----

   Statutory premiums and deposits......$ 1,348   $1,336     $ 2,463     $ 2,649
                                          =====    =====      ======      ======

   Investments..........................$28,658  $26,809     $28,658     $26,809
   Separate Account assets..............  6,655    4,613       6,655       4,613
                                          -----    -----      ------      ------
   Investments including Separate
    Account assets......................$35,313  $31,422     $35,313     $31,422
                                         ======   ======      ======      ======

   Premiums and contract charges........$   366     $304     $   721     $   612
   Net investment income................    522      508       1,038       1,015
   Policy benefits......................    598      557       1,181       1,107
   Operating costs and expenses.........    147      124         297         246
                                            ---      ---      ------      ------
   Income from operations...............    143      131         282         274
   Income tax expense on operations.....     49       45          97          94
                                             --       --      ------      ------
   Operating income.....................     94       86         185         180
   Realized capital gains and
   losses, after-tax....................      4       21          53          21
                                          -----   ------      ------      ------
   Net income...........................    $98     $107     $   238     $   201
                                             ==      ===      ======      ======

   Statutory premiums and deposits, which include premiums and deposits for all products, increased slightly during the second quarter and decreased 7% for the first six months of 1997 compared with the same periods last year. The following table presents statutory premiums and deposits by product line.

                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
($ in millions)                       1997       1996        1997        1996
                                      ----       ----        ----        ----

   Universal..........................$  177      $181      $  356      $  354
   Traditional........................    80        79         149         151
   Other..............................    57        61         113         116
Annuity products
   Fixed..............................   430       495         809         911
   Variable...........................   347       310         692         553
Group pension products................   257       210         344         564
                                         ---       ---       -----       -----
Total.................................$1,348    $1,336      $2,463      $2,649
                                       =====     =====       =====       =====

   For the quarter, increased sales of group pensions and variable annuity products were offset by decreased sales of fixed annuity products, as the interest rate environment continues to make variable annuity products more attractive than fixed annuity products. For the six-month period, increased sales of variable annuity products were more than offset by decreased sales of group pension and fixed annuity products. The level of pension product sales continues to be based on Allstate Life's assessment of market opportunities.

   Life and annuity premiums and contract charges under generally accepted accounting principles ("GAAP") increased 20% in the second quarter and 18% for the first six months of 1997. Under GAAP, revenues exclude deposits on most annuities and premiums on universal life insurance policies. The increase for the second quarter and first six months of 1997 was attributable to increased sales of structured settlement annuities with life contingencies and traditional life insurance and growth in contract charges on variable annuities and universal life products. GAAP premium and contract charges will vary with the mix of products sold during the period.

   Pretax net investment income increased by 2.8% and 2.3% for the second quarter and the first six months of 1997, respectively, primarily due to a 2.6% growth in investments, excluding Separate Account assets and unrealized gains on fixed income securities. The increase in investment income reflects higher investment balances, partially offset by lower yields on fixed income securities as proceeds from calls and maturities as well as positive cash flows from operating activities were invested in securities yielding less than the average portfolio rate. In low interest rate environments, funds from maturing investments may be reinvested at lower interest rates than those which prevailed when the funds were previously invested.

   Operating income increased 9.3% and 2.8% during the second quarter and the first six months of 1997, respectively. The increases were due to growth in investment and mortality margins in the life and annuity businesses, partially offset by increased amortization of deferred policy acquisition costs. During the first half of 1997, increased capital gains impacted the recognition of gross profits causing an acceleration of the amortization of deferred policy acquisition costs.

   Net realized capital gains after-tax were $4 million and $53 million, for the three-month and the six-month periods of 1997, respectively. For the quarter, gains realized from the sale of equity securities were offset by losses on fixed income securities. For the six-month period, gains were realized from the sale of equity securities and from the receipt of prepayments of privately-placed corporate fixed income obligations.


LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

   The Company has a commercial paper program under which it may borrow up to $1.00 billion for short-term cash needs. At June 30, 1997, the Company had outstanding commercial paper of $175 million with a weighted-average interest rate of 5.79%.

   The Company maintains two credit facilities totaling $1.55 billion as a potential source of funds to meet short-term liquidity requirements. A $1.50 billion, five-year revolving line of credit, expiring December 20, 2001 and a $50 million, one-year revolving line of credit, expiring April 14, 1998. During the six months ended June 30, 1997, there were no borrowings under these credit facilities. Total borrowings under the combined commercial paper program and the Company's credit facilities are limited to $1.55 billion.

   During the second quarter of 1997, the Company purchased approximately 3 million shares of its common stock, for its treasury, at a cost of $219 million. At June 30, 1997, the Company held approximately 16 million shares of treasury stock with an average cost per share of $55.84. During the third quarter of 1997, the Company completed the expanded stock repurchase program of $750 million initiated in the fourth quarter of 1996.

Financial Ratings and Strength

   In the second quarter of 1997, A.M. Best upgraded Allstate Insurance Company's claims-paying ability rating to A+. During the third quarter of 1997, Moody's Investors Service upgraded the debt and insurance claims-paying rating of the Company and its major subsidiaries. The Allstate Corporation debt rating was upgraded to A1. Allstate Insurance Company and Allstate Life Insurance Company's claims-paying ability was upgraded to Aa2.

Liquidity

   Surrenders  and  withdrawals  for  Allstate  Life were $466  million and $897 million for the three-month and six-month periods ended June 30, 1997, respectively, compared to $379 million and $765 million in the respective 1996 periods. As the Company's interest-sensitive life and annuity contracts in-force grow and age, the dollar amount of surrenders and withdrawals could increase.

   Cash transactions relating to derivative financial instruments are included in the Consolidated Statements of Cash Flows. Amounts settled under derivative contracts are primarily shown as part of cash flows from investing activities in accordance with the underlying item.

INVESTMENTS

   The composition of the investment portfolio at June 30, 1997, at financial statement carrying values, is presented in the table below.

                            Property-liability    Allstate Life         Total

  Fixed income
   securities (1) .......    $25,100   80.8%     $23,753  82.9%    $48,853   81.7%
  Equity securities......      5,078   16.4          846   3.0       5,924    9.9
  Mortgage loans.........         92     .3        2,981  10.4       3,073    5.1
  Real estate............        448    1.4          268    .9         716    1.2
  Short-term (2).........        324    1.0          302   1.1         725    1.2
  Other..................         17     .1          508   1.7         525     .9
                              ------  -----       ------ -----      ------  -----
     Total...............    $31,059  100.0%     $28,658 100.0%    $59,816  100.0%
                              ======  =====       ====== =====      ======  =====

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $24.25 billion and $22.66 billion for property-liability and life operations, respectively. (2) Total short-term investments includes $99 million of Corporate short-term investments.

   Total investments increased to $59.82 billion at June 30, 1997 from $58.33 billion at December 31, 1996. Property-liability investments increased $1.35 billion to $31.06 billion at June 30, 1997 from $29.71 billion at December 31, 1996. Allstate Life investments at June 30, 1997, increased $622 million to $28.66 billion from $28.04 billion at December 31, 1996. The increase in investments was primarily attributable to amounts invested from positive cash flows generated from operations and increased unrealized capital gains of $291 million on property-liability equity securities.

   The Company's fixed income securities portfolio is 94.0% rated investment grade. Investment grade is defined by the Company as a security having an NAIC rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

   The Company primarily uses derivative financial instruments to reduce its exposure to market risk (principally interest rate and equity price risk) in conjunction with asset/liability management in its life and annuity operations. The Company does not hold or issue these instruments for trading purposes. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. However, such nonperformance is not expected because the Company utilizes highly-rated counterparties, establishes risk control limits and measures, and maintains ongoing monitoring procedures. There have been no significant changes in the risk profile of the Company's derivative portfolio since December 31, 1996.


PENDING ACCOUNTING STANDARDS

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

   Effective in the second quarter of 1997, FRR 48 requires additional disclosures in the footnotes to the financial statements about the Company's accounting policies for derivative financial instruments. The Company substantially adopted this requirement at December 31, 1996. In addition, FRR 48 requires annual disclosure of quantitative and qualitative information about the market risk inherent in the Company's market risk sensitive instruments, including but not limited to, equity and fixed income securities and derivative financial instruments. The quantitative and qualitative disclosures are effective for the Company's year-end 1997 reporting.

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

   SFAS No. 129 clarifies the disclosure requirements related to the type and nature of securities contained in an entity's capital structure. The Company is presently in compliance with the requirements of SFAS No. 129 which becomes effective December 31, 1997.

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information".

   SFAS No. 130 requires the presentation of comprehensive income in the financial statements. Comprehensive income is a measurement of all changes in equity that result from transactions and other economic events other than transactions with stockholders. The requirements of this statement will be adopted effective January 1, 1998.

   SFAS No. 131 redefines how segments are determined and requires additional segment disclosures for both annual and quarterly reporting. Under this statement, segments are determined using the "management approach" for financial statement reporting. The management approach is based on the way an enterprise makes operating decisions and assesses performance of its businesses. The requirements of this statement will be adopted effective December 31, 1998.

FORWARD-LOOKING STATEMENTS

   The statements contained in this Management's Discussion and Analysis that are not historical information are forward-looking statements that are based on management's estimates, assumptions and projections. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward- looking statements. In order to comply with the terms of the safe harbor, the Company notes several important factors that could cause the Company's actual results and experience with respect to forward-looking statements to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements:

1. The references to favorable loss frequency (rate of claim occurrence) and severity (average cost per claim) trends compared with the second quarter of 1996 (see "Consolidated Net Income" at page 9 and "Underwriting Results" at page
13) and the reference to auto injury claim severities being higher than second quarter 1996 levels while continuing to trend favorably compared to relevant medical cost indices (see "Underwriting Results" at page 13) reflect statistical data for the periods indicated. Such data for a following period or periods could indicate that such trends have reversed or that average severities have outpaced medical cost indices in such subsequent period or periods.

2. The reference to the management's belief that the implementation of the Company's catastrophe management strategies will greatly reduce the probability of individual losses over $1 billion in the future (see "Catastrophe Losses and Catastrophe Management" at page 14) depends in large measure upon the reliability of the catastrophe simulation models used by the Company to estimate the probability and the levels of losses which may result from catastrophes. These models reflect the most current available information on climatology and seismology, building codes, and policyholder demographics. However, the models cannot factor in all possible outcomes and could fail to accurately predict the level of losses associated with any future catastrophe, and the Company could sustain losses from such catastrophe which materially exceed $1 billion.

See, generally, the Company's 1996 Annual Report on Form 10-K (the "1996 10-K") for other important risk factors which may affect the results of operations and financial condition of the Company. For those risk factors affecting the Company as a regulated insurance holding company, see "Risk Factors Affecting Allstate" at pages 4-5 of the 1996 10-K.

PART II.  OTHER INFORMATION
          -----------------

Item 4.  Submission of Matters to a Vote of Security Holders.

     On May 20, 1997, the Company held its annual meeting of stockholders at the Chicago Botanic Garden in Glencoe, Illinois.

     Nine directors were elected for terms expiring at the 1998 annual meeting of stockholders. The stockholders approved the recommendation that Deloitte & Touche LLP be appointed auditors for 1997.

                  Election of Directors
                  ---------------------


                           Name                       Votes For                 Votes Withheld
                           ----                       ---------                 --------------
                           James G. Andress          392,849,636                1,588,654
                           Warren L. Batts           392,851,678                1,586,612
                           Edward A. Brennan         391,646,458                2,791,832
                           Jerry D. Choate           392,746,413                1,691,876
                           James M. Denny            392,795,351                1,642,938
                           Christopher F. Edley      392,733,887                1,704,402
                           Michael A. Miles          392,823,334                1,614,955
                           Joshua I. Smith           392,640,376                1,797,913
                           Mary Alice Taylor         392,811,880                1,626,409


                  Approval of Deloitte & Touche LLP as Auditors for 1997
                  ------------------------------------------------------

                  Votes For          Votes Against          Abstentions
                  ---------          -------------          -----------
                  392,037,846        824,642                1,575,801


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


                                          The Allstate Corporation
                                          (Registrant)







                August 13, 1997
                                          By /s/Samuel H. Pilch
                                          ---------------------
                                          Samuel H. Pilch
                                          Controller

                          (Principal Accounting Officer
                         and duly authorized Officer of
                                   Registrant)

                                  EXHIBIT INDEX
                            THE ALLSTATE CORPORATION
                           QUARTER ENDED JUNE 30, 1997



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

     11      Computation of earnings per common share for The Allstate
             Corporation and consolidated subsidiaries.

     15      Acknowledgment  of  awareness  from  Deloitte & Touche  LLP,  dated
             August   13,   1997,   concerning   unaudited   interim   financial
             information.

     27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

                                  Exhibit 11


                   THE ALLSTATE CORPORATION AND SUBSIDIARY
                   COMPUTATION OF EARNINGS PER COMMON SHARE





($ in millions, except for per share data)
                                              Three Months Ended      Six Months Ended
                                                June 30,               June 30,

                                           --------------------   --------------------
                                              1997       1996        1997      1996
                                           ---------  ---------   --------- ----------
Net Income                                     $643       $764      $1,410     $1,188
                                           =========  =========   ========= ==========

Primary earnings per common share computation:

Weighted average number of common shares      435.1      445.8       437.5      446.6
Assumed exercise of dilutive stock options      2.2        2.4         2.3        2.5
                                           ---------  ---------   --------- ----------
Adjusted weighted number of common shares
   outstanding                                437.3      448.2       439.8      449.1
                                           =========  =========   =========  =========

Primary net income per share                  $1.47      $1.71       $3.20      $2.65
                                           =========  =========   ========= ==========

Fully diluted earnings per common share computation:

Weighted average number of common shares      435.1      445.8       437.5      446.6
Assumed exercise of dilutive stock options      2.3        2.8         2.3        2.8
                                           ---------  ---------   --------- ----------
Adjusted weighted number of common shares
   outstanding                                437.4      448.6       439.8      449.4
                                           =========  =========   ========= ==========

Fully diluted net income per share            $1.47      $1.70       $3.20      $2.64
                                           =========  =========   ========= ==========


                                   EXHIBIT 15







To the Board of Directors and Shareholders of The Allstate Corporation:


We have reviewed, in accordance with standards established by the American Institute of Certified Public Accountants, the unaudited interim financial information of The Allstate Corporation and subsidiaries for the three-month and six-month periods ended June 30, 1997 and 1996, as indicated in our report dated August 13, 1997; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated by reference in Registration Statement Nos. 33-88540 and 333-10857 on Form S-3 and Registration Statement Nos. 33-77928, 33-93758, 33-93760, 33-93762, 33-99132, 33-99136, 33-99138, 333-04919, 333-16129, and 333-23309 on
Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration
Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



Deloitte & Touche LLP

Chicago, Illinois
August 13, 1997