Form 10-Q
period 1997-09-30
ALLSTATE CORP
filed 1997-11-13
CIK 899051

SECURITIES AND EXCHANGE COMMISSION


                    Washington, D.C.  20549

                     _____________________

                            FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED September 30, 1997

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

                         YES /X/     NO


   AS OF October 31, 1997, THE REGISTRANT HAD 428,816,434 COMMON SHARES,$.01 PAR VALUE, OUTSTANDING.

                           THE ALLSTATE CORPORATION
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                              September 30, 1997




PART 1  -  FINANCIAL INFORMATION                                         PAGE


Item 1.    Financial Statements.

           Condensed Consolidated Statements of Operations
           for the Three- and Nine-Months Ended September 30, 1997
           and 1996 (unaudited).                                           1

           Condensed Consolidated Statements of Financial
           Position as of September 30, 1997 (unaudited)
           and December 31, 1996.                                          2

           Condensed Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 1997
           and 1996 (unaudited).                                           3

           Notes to Condensed Consolidated Financial
           Statements (unaudited).                                         4

           Independent Certified Public Accountants'
           Review Report.                                                  8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.                  9


PART II -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                                22

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   THE ALLSTATE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Three Months Ended           Nine Months Ended
                                                                   September 30,                 September 30,
                                                                 ------------------           ------------------
                                                                 1997          1996           1997          1996
                                                                                   (Unaudited)
 (In millions except per share data)
REVENUES

        Property-liability insurance premiums earned         $   4,685    $   4,598         $ 13,877   $  13,792
        Life and annuity premiums and contract charges             356          338            1,077         950
        Net investment income                                      995          958            2,906       2,842
        Realized capital gains and losses                          348          121              776         658
                                                              --------     --------          -------    --------
                                                                 6,384        6,015           18,636      18,242
                                                              --------     --------          -------    --------

COSTS AND EXPENSES
        Property-liability insurance claims and claims expense   3,395        3,825           10,137      11,041
        Life and annuity contract benefits                         584          578            1,765       1,685
        Amortization of deferred policy acquisition costs          712          584            2,060       1,721
        Operating costs and expenses                               475          433            1,419       1,590
        California Earthquake Authority assessment                   -          150                -         150
        Interest expense                                            26           24               74          71
                                                              --------     --------          -------    --------
                                                                 5,192        5,594           15,455      16,258
                                                              --------     --------          -------    --------

LOSS ON DISPOSITION OF OPERATIONS                                   (8)        (125)              (8)       (125)

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE,
        DIVIDENDS ON PREFERRED SECURITIES, AND EQUITY
        IN NET INCOME OF UNCONSOLIDATED SUBSIDIARY               1,184          296            3,173       1,859

INCOME TAX EXPENSE                                                 359           11              936         400
                                                              --------     --------          -------    --------

INCOME BEFORE DIVIDENDS ON PREFERRED SECURITIES AND
        EQUITY IN NET INCOME OF UNCONSOLIDATED SUBSIDIARY          825          285            2,237       1,459

DIVIDENDS ON PREFERRED SECURITIES OF SUBSIDIARY TRUSTS             (10)           -              (29)          -

EQUITY IN NET INCOME OF UNCONSOLIDATED SUBSIDIARY                    9            7               26          21
                                                              --------     --------          -------    --------

NET INCOME                                                   $     824    $     292         $  2,234   $   1,480
                                                              ========     ========          =======    ========
NET INCOME PER SHARE                                         $    1.89         0.65             5.09        3.30
                                                              ========     ==========        =======    ========
WEIGHTED-AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                 435.7        447.4            438.7       448.7
                                                              ========     ==========        =======    ========

See notes to condensed consolidated financial statements.


                                    THE ALLSTATE CORPORATION AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                           September 30,     December 31,
($ in millions)                                               1997               1996
                                                         ---------------    ---------------
                                                           (Unaudited)

ASSETS
Investments
      Fixed income securities, at fair value
          (amortized cost $47,643 and                  $                  $
          $45,057)                                               50,364             47,095
      Equity securities, at fair value (cost $4,158 and
      $3,999)                                                     6,393              5,561
      Mortgage loans
                                                                  3,038              3,146
      Real estate
                                                                    720                738
      Short-term
                                                                    618              1,278
      Other
                                                                    540                511
                                                         ---------------    ---------------
          Total investments
                                                                 61,673             58,329

Premium installment receivables, net
                                                                  3,079              2,886
Deferred policy acquisition costs
                                                                  2,795              2,614
Reinsurance recoverables, net
                                                                  2,146              2,147
Property and equipment, net
                                                                    727                714
Accrued investment income
                                                                    769                715
Deferred income taxes
                                                                      -                232
Cash
                                                                    167                116
Other assets
                                                                  1,302              1,204
Separate Accounts
                                                                  7,332              5,551
                                                         ---------------    ---------------
          TOTAL ASSETS                                 $                  $
                                                                 79,990             74,508
                                                         ===============    ===============

LIABILITIES
Reserve for property-liability insurance
      claims and claims expense                        $                  $
                                                                 17,532             17,382
Reserve for life-contingent contract benefits
                                                                  6,753              6,287
Contractholder funds
                                                                 20,302             20,120
Unearned premiums
                                                                  6,335              6,174
Claim payments outstanding
                                                                    590                594
Other liabilities and accrued expenses
                                                                  3,195              2,824
Deferred income taxes
                                                                    431                  -
Short-term debt
                                                                    235                152
Long-term debt
                                                                  1,238              1,234
Separate Accounts
                                                                  7,332              5,539
                                                         ---------------    ---------------
          TOTAL LIABILITIES
                                                                 63,943             60,306
                                                         ---------------    ---------------

COMMITMENTS AND CONTINGENT LIABILITIES (Notes 2 and 4)

MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
SUBSIDIARY TRUSTS                                                   750                750

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 25 million
      shares authorized, none issued
                                                                      -                  -
Common stock, $.01 par value, 1 billion shares
      authorized and 450 million issued, 430 million
      and 442 million shares outstanding
                                                                      5                  5
Additional capital paid-in
                                                                  3,139              3,133
Unrealized net capital gains
                                                                  2,716              2,003
Unrealized foreign currency translation adjustments
                                                                     14                 21
Retained income
                                                                 10,877              8,958
Deferred ESOP expense
                                                                   (281)              (280)
Treasury stock, at cost (20 million and 8 million
shares)                                                          (1,173)              (388)
                                                         ---------------    ---------------
          TOTAL SHAREHOLDERS' EQUITY
                                                                 15,297             13,452
                                                         ---------------    ---------------
          TOTAL LIABILITIES AND                        $                  $
          SHAREHOLDERS' EQUITY                                   79,990             74,508
                                                         ===============    ===============


See notes to condensed consolidated financial statements.



                        THE ALLSTATE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                   Nine Months Ended
                                                                     September 30,
                                                             ------------------------------
($ in millions)                                                 1997               1996
                                                             ------------       -----------
                                                                       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                           $                  $
                                                                   2,234             1,480
      Adjustments to reconcile net income to
         net cash provided by operating activities
           Depreciation, amortization and other non-cash
           items                                                     (13)               (7)
           Realized capital gains and losses
                                                                    (776)             (658)
           Loss on disposition of operations
                                                                       8               125
           Interest credited to contractholder funds
                                                                     910               905
           Increase in policy benefit and other insurance
           reserves                                                  145               587
           Increase in unearned premiums
                                                                     161               311
           Increase in deferred policy acquisition costs
                                                                    (240)             (368)
           Increase in premium installment receivables, net
                                                                   ( 193)             (149)
           Change in reinsurance recoverables, net
                                                                       1              (374)
           Change in deferred income taxes
                                                                     283               109
           Changes in other operating assets and liabilities
                                                                     187               137
                                                             ------------       -----------
              Net cash provided by operating activities            2,707             2,098
                                                             ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sales
           Fixed income securities
                                                                   9,474             7,839
           Equity securities
                                                                   2,632             2,902
      Investment collections
           Fixed income securities
                                                                   3,545             3,319
           Mortgage loans
                                                                     425               292
      Investment purchases
           Fixed income securities
                                                                (15,344)          (14,570)
           Equity securities
                                                                 (2,204)           (1,572)
           Mortgage loans
                                                                   (323)             (280)
      Change in short-term investments, net
                                                                     672             (148)
      Change in other investments, net
                                                                       8                32
      Proceeds from disposition of operations
                                                                       -               341
      Purchases of property and equipment, net
                                                                   (104)              (82)
                                                             ------------       -----------
           Net cash used in investing activities
                                                                 (1,219)           (1,927)
                                                             ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Change in short-term debt, net                                  83               192

      Repayment of long-term debt                                      -                (2)

      Proceeds from issuance of long-term debt                         4                 3

      Contractholder fund deposits                                 1,867             2,311

      Contractholder fund withdrawals                             (2,291)           (2,196)

      Dividends paid                                                (315)             (284)

      Treasury stock purchases                                      (827)             (137)

      Other                                                           42                16
                                                             ------------       -----------
           Net cash used in financing activities                  (1,437)              (97)
                                                             ------------       -----------

NET INCREASE IN CASH                                                  51                74

CASH AT BEGINNING OF PERIOD                                          116                90
                                                             ------------       -----------
CASH AT END OF PERIOD                                      $         167         $     164
                                                             ============       ===========

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

     The condensed consolidated financial statements and notes as of September 30, 1997 and for the three-month and nine-month periods ended September 30, 1997 and 1996 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Allstate Corporation Annual Report to Shareholders and Annual Report on Form 10-K for 1996. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

     To conform with the 1997 presentation, certain items in the prior years' financial statements and notes have been reclassified.


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

                    THE ALLSTATE CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

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

      In 1986, the general liability policy form used by Allstate and others in the property-liability industry was amended to introduce an "absolute pollution exclusion" which excluded coverage for environmental damage claims and added an asbestos exclusion. Most general liability policies issued prior to 1987 contain annual aggregate limits for products liability coverage, and policies issued after 1986 also have an annual aggregate limit as to all coverages. Allstate's experience to date is that these policy form changes have effectively limited its exposure to environmental and asbestos claims risks assumed as well as primary commercial coverages written, for most policies written in 1986 and all policies written after 1986. Allstate's reserves, net of reinsurance recoverables of $411 million and $489 million, for environmental and asbestos claims were $1.13 billion and $1.23 billion at September 30, 1997 and December 31, 1996, respectively.

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

                    THE ALLSTATE CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


3.   REINSURANCE

     Property-liability insurance premiums and life and annuity premiums and contract charges are net of reinsurance ceded as follows:

                                                                  Three                    Nine
                                                              Months Ended             Months Ended
                                                              September 30,            September 30,
                                                              -------------            -------------
      ($ in millions)
                                                               1997   1996             1997     1996
                                                               ----   ----             ----     ----


      Property-liability premiums...........................    $89   $119             $343     $404

      Life and annuity premiums
        and contract charges................................     36     44              109       73


     Property-liability insurance claims and claims expense and life and annuity contract benefits are net of reinsurance recoveries as follows:

                                                                  Three                    Nine
                                                              Months Ended             Months Ended
                                                              September 30,            September 30,
                                                              -------------            -------------
      ($ in millions)
                                                               1997   1996             1997     1996
                                                               ----   ----             ----     ----

      Property-liability insurance
        claims and claims expense..........................     $75    $11             $240     $200

      Life and annuity contract
      benefits.............................................      13      6                36      30



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

                     THE ALLSTATE CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)





5. COMPANY OBLIGATED MANDATORY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

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

      The obligations of the Company with respect to the QUIDS and junior subordinated debentures constitute full and unconditional guarantees by the Company of AF I's and AF II's obligations under the respective preferred securities, including the payment of the liquidation or redemption price and any accumulated and unpaid interest, but only to the extent of funds held by the trusts. The preferred securities are classified in the Company's balance sheet as company obligated mandatory redeemable preferred securities of subsidiary trust (representing the minority interest in the trusts) at their face value and redemption amount of $750 million. The preferred securities have a liquidation value of $25 per share for the QUIPS and $1,000 per share for the trust preferred securities. Dividends on the preferred securities are cumulative, payable quarterly in arrears for the QUIPS and cumulative, payable semi-annually in arrears for the trust preferred securities, and are deferrable at the Company's option for up to five years. The Company cannot pay dividends on its preferred and common stocks during such deferments. Dividends on the preferred securities have been classified as minority interest in the statements of operations.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders of The Allstate Corporation:


We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries as of September 30, 1997, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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




Deloitte & Touche LLP

Chicago, Illinois
November 13, 1997

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

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


CONSOLIDATED REVENUES

                                                              Three Months Ended        Nine Months Ended
                                                                  September 30,           September 30,
    ($ in millions)                                           1997          1996        1997        1996
                                                              ----          ----        ----        ----
   Property-liability insurance
     premiums.........................................       $4,685         $4,598      $13,877     $13,792
   Life and annuity premiums and
     contract charges...........................................356            338        1,077         950
   Net investment income........................................995            958        2,906       2,842
   Realized capital gains and
     losses.....................................................348            121          776         658
                                                                ---            ---          ---         ---
   Total revenues............................................$6,384         $6,015      $18,636     $18,242
                                                              =====          =====       ======      ======


Consolidated revenues for the third quarter and first nine months of 1997 increased 6.1% and 2.2%, respectively, reflecting higher realized capital gains and increases in property-liability premiums and life and annuity contract charges. Growth in property-liability premiums for the three and nine-month periods were adversely impacted by the ongoing implementation of the Company's catastrophe management initiatives and the absence of premium related to businesses sold in 1996.

CONSOLIDATED NET INCOME

     Net income for the third quarter of 1997 was $824 million, or $1.89 per share, compared with $292 million, or 65 cents per share, for the same period of 1996, due to increased property-liability underwriting income and higher realized capital gains. Property-liability underwriting income benefited from lower catastrophe losses and favorable frequency (rate of claim occurrence) and severity (average cost per claim) loss trends. Last year, special actions taken in the third quarter resulted in a decrease to net income of $248 million after-tax, or 56 cents per share. These actions included an increase to net loss reserves for discontinued lines and coverages, an assessment for participation in the California Earthquake Authority (CEA), and a revision in the Company's policy for capitalizing deferred acquisition costs. Net income was also impacted by a net after-tax loss on the disposition of operations of $55 million.

     Net income for the first nine months of 1997 was $2.23 billion, or $5.09 per share, compared with $1.48 billion, or $3.30 per share, for the same period of 1996. The results for the first nine months of 1997 were favorably impacted by increased property-liability underwriting income which benefited from lower catastrophe losses and favorable claim frequencies and auto injury coverage claim severities.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30,1997 AND 1996

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

     The following table sets forth certain unaudited summarized financial data and key operating ratios for the Company's property-liability operations for the three-month and nine-month periods ended September 30, 1997 and 1996.


                                                               Three Months Ended                Nine Months Ended
                                                                 September 30,                     September 30,
    ($ in millions)                                           1997            1996              1997           1996
                                                              ----            ----              ----           ----

   Premiums written...................................       $4,881         $4,798          $14,158          14,063
                                                              =====          =====           ======          ======

   Premiums earned....................................       $4,685         $4,598          $13,877         $13,792
   Claims and claims expense..........................        3,395          3,825           10,137          11,041
   Operating costs and expenses.......................        1,045            894            3,050           2,952
                                                              -----          -----            -----           -----
   Underwriting income (loss).........................          245           (121)             690            (201)
   California Earthquake
    Authority assessment .............................            -            150                -             150
   Net investment income .............................          463            439            1,324           1,306
   Realized capital gains and
     losses, after-tax................................          193             77              418             405
   Loss on disposition of operations, after tax ......
                                                                  -            (55)               -             (55)
   Income tax (benefit)expense on
     operations.......................................          195             (4)             539             119
                                                                ---           -----           -----           -----
   Income before equity in net
    income of unconsolidated
    subsidiary........................................          706            194            1,893           1,186
   Equity in net income of
    unconsolidated subsidiary.........................            9              7               26              21
                                                                  -          -----            -----           -----
   Net income.........................................       $  715         $  201           $1,919          $1,207
                                                                ===          =====            =====           =====

   Catastrophe losses.................................       $  121         $  304           $  352          $  815
                                                                ===          =====            =====           =====

   Operating ratios
     Claims and claims expense
      ("loss") ratio..................................       72.5            83.2             73.0            80.1
     Expense ratio....................................       22.3            19.4             22.0            21.4
                                                             ----            ----            -----           -----
     Combined ratio...................................       94.8           102.6             95.0           101.5
                                                             ====           =====            =====           =====
     Effect of catastrophe losses
      on combined ratio...............................        2.6             6.6              2.5             5.9
                                                              ===            ====            =====           =====

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30,1997 AND 1996

NET INVESTMENT INCOME AND REALIZED CAPITAL GAINS

     Pretax net investment income increased $24 million to $463 million for the third quarter and grew $18 million to $1.32 billion for the nine-month period ended September 30, 1997. Higher investment balances, the result of positive cash flows from operations net of the effect of businesses sold, were partially offset by lower investment yields. The lower investment yields are due, in part, to the investment of proceeds from calls and maturities and the investment of positive cash flows from operations in securities yielding less than the average portfolio rate. In low interest rate environments, funds from maturing investments may be reinvested at interest rates substantially lower than those which prevailed when the funds were previously invested. The sale of the commercial and reinsurance operations in the second half of 1996 reduced investments by $1.59 billion.

     Realized capital gains after-tax for the third quarter of 1997 were $193 million compared with $77 million for the same period in 1996. For the first nine months of 1997, realized capital gains after-tax were $418 million compared with $405 million for the comparable period in 1996. At September 30, 1997 the property-liability operations had $1.90 billion of unrealized capital gains on equity securities versus $1.35 billion at December 31, 1996. Fluctuations in realized capital gains and losses are largely a function of the timing of sales decisions reflecting management's view of individual securities and overall market conditions.


OTHER DEVELOPMENTS

    The Company announced on November 10, 1997 that it is establishing a new company devoted to serving insurance consumers in New Jersey. The new company, called Allstate New Jersey Insurance Company ("ANJ"), is scheduled to begin offering coverage to customers effective January 1, 1998. ANJ will serve as a replacement carrier for Allstate Insurance Company ("AIC") and Allstate Indemnity Company in New Jersey. This resolves the Company's application to withdraw from the property-liability market in New Jersey.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30,1997 AND 1996


UNDERWRITING RESULTS

     PP&C - Underwriting results and key operating ratios for the Company's personal property and casualty insurance area of business for the three-month and nine-month periods ended September 30, 1997 and 1996 are summarized in the following table.

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                      September 30,
                                                            -------------                      -------------

($ in millions)                                          1997             1996             1997            1996
                                                         ----             ----             ----            ----

Premiums written............................            $4,881           $4,651          $14,157         $13,480
                                                         =====            =====           ======          ======

Premiums earned.............................            $4,686           $4,459          $13,876         $13,164
Claims and claims expense...................             3,403            3,410           10,140          10,159
Operating costs and expenses................             1,037              837            3,034           2,720
                                                         -----            -----            -----           -----
Underwriting income.........................            $  246           $  212           $  702         $   285
                                                           ===            =====            =====          ======

Catastrophe losses..........................            $  121           $  303           $  352          $  808
                                                           ===            =====            =====           =====

Operating ratios
  Claims and claims expense
   ("loss") ratio...........................              72.6             76.5             73.1            77.2
  Expense ratio.............................              22.1             18.8             21.9            20.6
                                                          ----             ----             ----            ----
  Combined ratio............................              94.7             95.3             95.0            97.8
                                                          ====             ====             ====            ====
  Effect of catastrophe losses
   on combined ratio........................               2.6              6.8              2.5             6.1
                                                           ===              ===              ===             ===


     PP&C provides primarily private-passenger auto and homeowners insurance to individuals. PP&C also includes the ongoing commercial business written through the Allstate agent distribution channel. The Company separates the voluntary personal auto insurance business into two categories for underwriting purposes according to insurance risks: the standard market and the non-standard market. The standard market consists of drivers who meet certain criteria which classify them as having low to average risk of loss expectancy. The non-standard market consists of drivers who have higher-than-average risk profiles due to their driving records, lack of prior insurance or the types of vehicles they own. These policies are generally written at rates higher than standard auto rates.

     The Company is pursuing segmented marketing growth strategies with respect to geographic areas in the standard auto and homeowners markets. It is attempting to grow standard auto business more rapidly in areas where the regulatory climate is more conducive to attractive returns and is reducing or limiting its homeowners business exposure in areas where the risk of loss from catastrophes does not provide appropriate returns. The process of designating geographic areas as growth and limited growth markets is dynamic and may be revised as changes occur in the legal, regulatory and economic environments, as catastrophe exposure is reduced and as new products are approved. Less than 6.0% of the total United States population reside in areas currently designated by the Company as standard auto limited growth markets. The Company is attempting to reduce or limit homeowners growth in areas where approximately 14.0% of the United States population reside. Allstate is pursuing a growth strategy in the non-standard auto market throughout most of

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996


the United States. The Company plans to expand its distribution channel by increasing its use of independent agents to write non-standard auto business.

     PP&C premiums written for the third quarter increased 4.9% over the third quarter of 1996. For the first nine months of 1997, PP&C premiums written increased 5.0% over the comparable period for 1996. Standard auto premiums written increased 4.9% to $2.76 billion for the third quarter of 1997, compared with $2.63 billion for the same period in 1996. For the nine-month period ending September 30, 1997, standard auto premiums grew 3.9% to $8.10 billion from $7.80 billion in 1996. Both increases are due to higher average premium and to a lesser extent, by the number of policies in force. Average premium increases were primarily attributable to a shift to newer and more expensive autos and, to a lesser extent, rate increases. Rate increases are based in part on indicated loss trends and are generally limited by regulatory and competitive considerations.

     Non-standard auto premiums written increased 12.6% to $807 million in the third quarter of 1997, from $717 million for the same period in 1996. For the nine-month period, non-standard auto premiums written increased 17.6% to $2.38 billion compared with $2.03 billion for 1996. The increase for both periods was driven by an increase in renewal policies in force and, to a lesser extent, average premium. The growth in non-standard auto written premiums has slowed from prior quarters primarily due to the imposition of higher down payment requirements which began in May 1997 and are designed to improve retention and decrease expenses related to the collection of premium. The rate of growth is expected to continue to gradually decline as the non-standard auto market matures.

     Homeowners premiums written for the three-month period ended September 30, 1997 was $854 million, an increase of 2.3% over third quarter 1996 premiums of $835 million, reflecting higher average premium and to a lesser extent, the number of new policies in force. For the first nine months of 1997 homeowners premiums written were $2.28 billion, a slight decrease compared with the same period of 1996. The decrease is primarily due to the impacts of the Company's catastrophe management initiatives in California, Florida, and the Northeastern portion of the United States. Excluding California and Florida, homeowners premiums written increased 6.9% and 5.6% for the three-month and nine-month periods ended September 30, 1997, respectively. As a result of the California Earthquake Authority formation this year, the Company will non-renew approximately $117 million of property premiums related to earthquake coverage, $23 million and $89 million of which occurred in the three-month and nine-month periods, respectively, ended September 30, 1997. The decrease in premiums due to the non-renewal of earthquake coverage was partially offset by increased premiums resulting from Allstate's re-entry into the California property market. Florida homeowners premiums decreased approximately $22 million and $64 million for the three-month and nine-month periods of 1997 as lower premiums resulting from the sale of renewal rights to Clarendon National Insurance Company, the purchase of catastrophe reinsurance, policy deductible modifications, and the transfer of the wind damage portion of property policies in Florida to the Florida Windstorm Underwriting Association were partially offset by rate increases.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996


     For the third quarter of 1997, PP&C had underwriting income of $246 million compared with underwriting income of $212 million for the same period in 1996.
The improved underwriting results were primarily due to lower catastrophe losses, increased auto average earned premiums, favorable frequency and favorable auto injury coverage claim severity trends. Auto injury coverage claim severities continued to trend favorably compared to relevant medical cost indices. Auto physical damage coverage claim severities increased slightly over the prior year, driven by moderate inflationary pressure.

     For the first nine months of 1997, PP&C had underwriting income of $702 million compared with $285 million for the comparable period of 1996. The improved underwriting results for the first nine months of 1997 were primarily due to lower catastrophe losses, increased auto average earned premiums, and favorable loss frequency and auto claim severities. Auto injury coverage claim severities continued to trend favorably compared to relevant medical cost indices. Auto physical damage coverage claim severities increased slightly over the prior year, driven by moderate inflationary pressure.


CATASTROPHE LOSSES AND CATASTROPHE MANAGEMENT

     Catastrophe losses for the third quarter of 1997 were $121 million compared with $304 million for the same period in 1996. For the first nine months of 1997, catastrophe losses were $352 million versus $815 million for the same period in 1996. In 1996 catastrophe losses were impacted by first quarter snow and ice storms in the eastern portion of the United States.

     Allstate has implemented strategies intended to limit, over time, subject to the requirements of insurance laws and regulations and as limited by competitive considerations, its insurance exposures in certain regions prone to catastrophes. These strategies include limits on new business production, limitations on certain policy coverages, increases in deductibles, policy brokering, reinsurance, and participation in catastrophe pools. In addition, Allstate has requested and received rate increases in certain regions prone to catastrophes. The Company continues to make substantial progress in reducing its exposure to catastrophes in California, Florida, and the Northeast as strategies initiated in 1996 and 1997 continue to be implemented.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

financial markets, to more effectively manage its exposure to catastrophe losses in these and other areas.

     Catastrophes are an inherent risk of the property-liability insurance business which have contributed, and will continue to contribute, to material year-to-year fluctuations in Allstate's results of operations and financial position. The level of catastrophe losses experienced in any year cannot be predicted and could be material to the Company's results of operations and financial position. The Company has experienced two individual catastrophes in the last five years which resulted in losses over $1.00 billion ($2.33 billion related to Hurricane Andrew and $1.75 billion related to the Northridge earthquake). While management believes the ongoing implementation of the Company's catastrophe management strategies will greatly reduce the probability of individual losses over $1.00 billion in the future, the Company continues to be exposed to similar or greater catastrophes.

     The establishment of appropriate reserves for catastrophes, as for all property-liability claims, is an inherently uncertain process. Catastrophe reserve estimates are regularly reviewed and updated, using the most current information. Any resulting adjustments, which may be material, are reflected in current year operations.


DISCONTINUED LINES AND COVERAGES - Discontinued Lines and Coverages consists of business no longer written by Allstate, including results from environmental, asbestos and mass tort losses and other commercial business in run-off, and the commercial and reinsurance businesses sold in 1996.

     Underwriting results for the Company's Discontinued Lines and Coverages area of business for the three-month and nine-month periods ended September 30, 1997 and 1996 are summarized below.

                             Three Months Ended            Nine Months Ended
                                September 30,                September 30,
                                -------------                -------------

($ in millions)              1997          1996            1997         1996
                             ----          ----            ----         ----

Underwriting loss........... $(1)         $(333)           $(12)       $(486)
                              ===          =====            ====        =====


     Underwriting losses in both the three-month and nine-month periods ended September 30, 1996 were primarily related to additional environmental and asbestos claims being reported and continued reevaluation and adjustment of the estimated ultimate cost of settling these claims. During the third quarter of 1996, net loss reserves for Discontinued Lines and Coverages were increased by a total of $318 million pre-tax, based on the results of a study the Company had conducted of its environmental liabilities as well as a comprehensive internal assessment of its asbestos and other discontinued lines and coverages.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996


LIFE AND ANNUITY OPERATIONS

     The life and annuity operations of Allstate ("Allstate Life") market a broad line of life insurance, annuity and group pension products through a combination of Allstate agents, including life specialists, banks, independent agencies, brokers and direct response marketing.

     The following table sets forth certain summarized financial data for Allstate Life's operations and investments at or for the three-month and nine-month periods ended September 30, 1997 and 1996.

                                                         Three Months Ended                  Nine Months Ended
                                                           September 30,                       September 30,
($ in millions)                                          1997            1996              1997               1996
                                                         ----            ----              ----               ----
Statutory premiums and deposits..................     $  1,106        $  1,149          $  3,569           $  3,798
                                                      ========        ========          ========           ========

Investments......................................      $29,360         $27,305           $29,360            $27,305
Separate Account assets..........................        7,332           4,940             7,332              4,940
                                                         -----           -----             -----              -----
Investments including Separate
  Account assets.................................      $36,692         $32,245           $36,692            $32,245
                                                       =======         =======           =======            =======

Premiums and contract charges....................     $    356        $    338          $  1,077           $    950
Net investment income............................          526             516             1,564              1,531
Contract benefits................................          584             578             1,765              1,685
Operating costs and expenses.....................          147             129               444                375
                                                       -------         -------           -------            -------
Income from operations...........................          151             147               432                421
Income tax on operations.........................           52              49               148                143
                                                       -------         -------           -------            -------
Operating Income.................................           99              98               284                278
Realized capital gains and
losses, after-tax................................           33               2                86                 23
Loss on disposition of
operations, after-tax............................          (5)               -               (5)                  -
                                                      --------        --------          --------           --------
Net income.......................................     $    127        $    100          $    365           $    301
                                                      ========        ========          ========           ========

     Statutory premiums and deposits, which include premiums and deposits for all products, decreased 3.7% and 6.0% for the three-month and nine-month periods ended September 30, 1997, respectively, compared to the same periods in 1996.


     The following table presents statutory premiums and deposits by product line.

                            Three Months Ended             Nine Months Ended
                               September 30,                 September 30,
($ in millions)             1997          1996             1997         1996
                            ----          ----             ----         ----
Life products
  Universal............. $   184       $   183          $   540      $   537
  Traditional...........      76            61              225          212
  Other.................      62            61              175          177

Annuity products
  Fixed.................     373           426            1,182        1,337
  Variable..............     373           293            1,065          846

Group pension products..      38           125              382          689
                          ------        ------           ------        -----
Total...................  $1,106        $1,149           $3,569       $3,798
                          ======        ======           ======       ======

     For the quarter and nine month periods, increased sales of variable annuity products were more than offset by decreased sales of group pension and fixed

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30,1997 AND 1996

annuity products. The interest rate environment continues to make variable annuity products more attractive than fixed annuity products. The level of pension product sales continues to be based on Allstate Life's assessment of market opportunities.

     Life and annuity premiums and contract charges under generally accepted accounting principles ("GAAP") increased 5.3% in the third quarter and 13.3% for the first nine months. Under GAAP, revenues exclude deposits on most annuities and premiums on universal life insurance policies. The increase for the quarter was attributable to increased sales of structured settlement annuities with life contingencies and growth in contract charges on variable annuities and universal life products, partially offset by a decrease in sales of traditional life products. For the nine-month period, the increase was the result of increased sales of structured settlement annuities with life contingencies, growth in contract charges on universal life products and variable annuities, and increased sales of traditional life products. GAAP premium and contract charges will vary with the mix of products sold during the period.

     Pretax net investment income increased 1.9% and 2.2% for the three-month and nine-month periods ending September 30, 1997, respectively, compared with the same periods in 1996. The increases are primarily the result of a $1.23 billion, or 4.7% increase in investments, at September 30, 1997 when compared with the prior year, excluding Separate Account assets and unrealized gains on fixed income securities. The additional investment income earned on the higher base of investments was slightly offset by lower yields. The lower investment yields are due, in part, to the investment of proceeds from calls and maturities and the investment of positive cash flows from operations in securities yielding less than the average portfolio rate. In low interest rate environments, funds from maturing investments may be reinvested at interest rates substantially lower than those which prevailed when the funds were previously invested.

     Operating income increased slightly during the third quarter and increased 2.2% during the first nine months of 1997 compared to the same periods in 1996. For the quarter, growth in investment margins were slightly offset by less favorable mortality margins for both the life and annuity businesses. For the nine-month period, growth in investment margins and favorable life mortality margins were offset by increased expenses related to deferred policy acquisition costs.

     Net realized capital gains after tax were $33 million and $86 million for the three-month and the nine-month periods, respectively, and arose principally from the sale of equity securities and from the receipt of premiums related to the prepayment of privately-placed corporate fixed income obligations.


LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

     The Company has a commercial paper program under which it may borrow up to $1.00 billion for short-term cash needs. At September 30, 1997, the Company had outstanding commercial paper of $235 million with a weighted-average interest rate of 5.82%.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30,1997 AND 1996

     The Company maintains two credit facilities totaling $1.55 billion as a potential source of funds to meet short-term liquidity requirements. A $1.50 billion, five-year revolving line of credit, expiring December 20, 2001 and a $50 million, one-year revolving line of credit, expiring April 14, 1998. During the nine months ended September 30, 1997, there were no borrowings under these credit facilities. Total borrowings under the combined commercial paper program and the Company's credit facilities are limited to $1.55 billion.

     During the third quarter of 1997, the Company purchased approximately 3.9 million shares of its common stock for its treasury, at a cost of $292 million. At September 30, 1997, the Company held approximately 20 million shares of treasury stock with an average cost per share of $59.87. During the third quarter of 1997, the Company completed the expanded stock repurchase program of $750 million initiated in the fourth quarter of 1996. In August of 1997, the company announced an additional $2.0 billion stock repurchase program to be completed on or before December 31, 1998.

     The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company, receipt of dividends from AIC and other relevant factors. The payment of shareholder dividends by AIC without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that AIC could distribute during 1997 without prior approval of the Illinois Department of Insurance was $2.2 billion. At September 1997, AIC has approximately $800 million of dividend paying capacity remaining.

Financial Ratings and Strength

     The following table summarizes the Company and its major subsidiaries debt ratings, which was upgraded in the third quarter of 1997 by Moody's and Standard & Poor's rating agencies.

                                      Moody's          Standard & Poor's
The Allstate Corporation (debt)            A1                        A1+
Allstate Insurance Company
  (claim-paying ability)                  Aa2                         AA
Allstate Life Insurance Company
  (claim-paying ability)                  Aa2                        AA+

LIQUIDITY

     Surrenders and withdrawals for Allstate Life were $520 million and $1.42 billion for the three-month and nine-month periods ending September 30, 1997, compared to $385 million and $1.15 billion, for the same periods in 1996. As the Company's interest-sensitive life and annuity contracts in-force grow and age, the dollar amount of surrenders and withdrawals could increase.

     Cash transactions relating to derivative financial instruments are included in the Consolidated Statements of Cash Flows. Amounts settled under derivative contracts are primarily shown as part of cash flows from investing activities in accordance with the underlying item.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30,1997 AND 1996



INVESTMENTS

     The composition of the investment portfolio at September 30, 1997, at financial statement carrying values, is presented in the table below.


                                              Property-liability             Allstate Life                 Total
                                              ------------------             -------------                 -----
    Fixed income

     securities (1) ..................        $25,060       79.7%          $24,530      83.5%        $49,590      80.3%
    Equity securities ................          5,521       17.5               872       3.0           6,393      10.4
    Mortgage loans....................            109         .3             2,929      10.0           3,038       4.9
    Real estate.......................            449        1.4               271        .9             720       1.2
    Short-term .......................            361        1.0               236        .8             597       1.0
    Other.............................             18         .1               522       1.8             540        .9
                                               ------      -----            ------     -----          ------      ----
     Total............................        $31,518      100.0%          $29,360     100.0%        $60,878      98.7

    Investments of Parent(2)                                                                             795       1.3
                                                                                                         ---       ---
       Total.........................                                                                $61,673     100.0%
                                                                                                      ======     =====


(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $23.93 billion and $22.95 billion for property-liability and life and annuity operations, respectively.
(2)Represents fixed income securities of $774 million, resulting from a dividend received from AIC and short-term investments of $21 million of The Allstate Corporation.

     Total investments increased to $61.67 billion at September 30, 1997 from $58.33 billion at December 31, 1996. Property-liability investments increased $1.81 billion to $31.52 billion at September 30, 1997 from $29.71 billion at December 31, 1996. Allstate Life investments at September 30, 1997, increased $1.32 billion to $29.36 billion from $28.04 billion at December 31, 1996. The increase in investments was primarily attributable to amounts invested from positive cash flows generated from operations and increased unrealized capital gains of $1.36 billion on fixed income and equity securities.

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

     During the quarter, the Company initiated a strategic review of its real estate investment portfolio to determine the best way to own, manage and operate these properties.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30,1997 AND 1996


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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30,1997 AND 1996


FORWARD-LOOKING STATEMENTS

     The statements contained in this Management's Discussion and Analysis that are not historical information are forward-looking statements that are based on management's estimates, assumptions and projections. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes several important factors that could cause the Company's actual results and experience with respect to forward-looking statements to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements:

1. The references to favorable frequency (rate of claim occurrence) and severity (average cost per claim) trends compared with the third quarter of 1996 (see "Consolidated Net Income" at page 9 and "Underwriting Results" at page 14) and the reference to auto injury claim severities for the first nine months of 1997 continuing to trend favorably compared to relevant medical cost indices (see "Underwriting Results" at page 14) reflect statistical data for the periods indicated. Such data for a following period or periods could indicate that such trends have reversed or that average severities have outpaced medical cost indices in such subsequent period or periods.

2. Under "Catastrophe Losses and Catastrophe Management" at page 14, the Company states that it has made "substantial progress" in reducing its exposures to catastrophes in California, Florida, and the Northeast. This progress is based in part on the efficacy of the techniques and the accuracy of the data used by the Company to predict the probability of catastrophes and the extent of losses to the Company resulting from catastrophes. Catastrophes may occur in the future which indicate that such techniques do not accurately predict the Company's losses from catastrophes, and the probability and extent of such losses to the Company may differ materially from that which would have been predicted by such techniques and data.

3. Under "Investments" at page 19, the Company states that it does not expect nonperformance by counterparties to derivative financial instrument due to various controls utilized by the Company. Nevertheless, severe changes in economic conditions, natural disasters or war could contribute to or cause a significant number of the counterparties to these derivative financial instruments to fail to perform in the future.

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


                                       The Allstate Corporation
                                       (Registrant)







        November 13, 1997
                                       By /s/Samuel H. Pilch
                                          ------------------
                                       Samuel H. Pilch
                                       Controller

                                       (Principal Accounting Officer
                                        and duly authorized Officer of
                                        Registrant)

                                 EXHIBIT INDEX
                            THE ALLSTATE CORPORATION
                        QUARTER ENDED September 30, 1997
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

  15 Acknowledgment of awareness from Deloitte & Touche LLP, dated November 13, 1997, concerning unaudited interim financial information.

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

                                                                   Exhibit 11

                     THE ALLSTATE CORPORATION AND SUBSIDIARY
                    COMPUTATION OF EARNINGS PER COMMON SHARE




($ in millions, except for per share data)       Three Months Ended September 30,       Nine Months Ended September 30,
                                                -----------------------------------    -----------------------------------

                                                           1997               1996               1997                1996
                                                ----------------   ----------------    ---------------     ---------------


Net Income                                                 $824               $292             $2,234              $1,480
                                                ================   ================    ===============     ===============

Primary earnings per common share computation:

     Weighted average number of common shares             432.8              444.7              435.9               446.0
     Assumed exercise of dilutive stock options             2.9                2.7                2.8                 2.7
                                                ----------------   ----------------    ---------------     ---------------
         Adjusted weighted number of common
shares outstanding                                        435.7              447.4              438.7               448.7
                                                ================   ================    ===============     ===============

Primary net income per share                              $1.89              $0.65              $5.09               $3.30
                                                ================   ================    ===============     ===============

Fully diluted earnings per common share computation:

     Weighted average number of common shares             432.8              444.7              435.9               446.0
     Assumed exercise of dilutive stock options             3.0                3.0                3.0                 3.0
                                                ----------------   ----------------    ---------------     ---------------
         Adjusted weighted number of common
shares outstanding                                        435.8              447.7              438.9               449.0
                                                ================   ================    ===============     ===============

Fully diluted net income per share                        $1.89              $0.65              $5.09               $3.30
                                                ================   ================    ===============     ===============


                                                                   EXHIBIT 15







To the Board of Directors and Shareholders of The Allstate Corporation:


We have reviewed, in accordance with standards established by the American Institute of Certified Public Accountants, the unaudited interim financial information of The Allstate Corporation and subsidiaries for the three-month and six-month periods ended September 30, 1997 and 1996, as indicated in our report dated November 13, 1997; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated by reference in Registration Statement Nos. 33-88540, 333-10857 and 333-34583 on Form S-3 and Registration Statement Nos. 33-77928, 33-93758,
33-93760,  33-93762, 33-99132,  33-99136,  33-99138,  333-04919,  333-16129, and
333-23309 on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration
Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



Deloitte & Touche LLP

Chicago, Illinois
November 13, 1997