Form 10-K
period 1997-12-31
ALLSTATE CORP
filed 1998-03-27
CIK 899051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

7.125% Senior Quarterly Interest Bonds                   New York Stock Exchange

Securities registered pursuant to Section 12(g)
                                    of the Act:  None

         On January 30, 1998, Registrant had 422,722,298 shares of Common Stock outstanding. Of these, approximately 350,000,000 shares, having an aggregate market value (based on the closing price of these shares as reported in a summary of composite transactions in The Wall Street Journal for stocks listed on the New York Stock Exchange on January 30, 1998) of approximately $30.98 billion, were owned by stockholders other than directors and executive officers of the Registrant, The Savings and Profit Sharing Fund of Allstate Employees and any person believed by the Registrant to beneficially own five percent or more of Registrant's outstanding common shares.

         Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes  X                     No ___
                                                ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                       Documents Incorporated By Reference

         Portions of the following documents are incorporated by reference as follows:

         Parts I, II and III of this Form 10-K incorporate by reference certain information from the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 1998 (the "1998 Proxy Statement").


                                                     TABLE OF CONTENTS



PART I                                                                                                    Page

Item 1.      Business........................................................................................1
                 Recent Developments.........................................................................2
                 Risk Factors Affecting Allstate.............................................................2
                 Allstate Strategy...........................................................................3
                 Property-Liability Insurance Business.......................................................5
                 Discontinued Lines and Coverages...........................................................10
                 Life and Annuity Business..................................................................19
                 Capital Requirements.......................................................................20
                 Investments................................................................................21
                 Regulation.................................................................................22
                 Geographic Distribution of Insurance.......................................................26
                 Seasonality................................................................................26
                 Employees..................................................................................27
                 Service Marks..............................................................................27
                 Forward-Looking Statements.................................................................27
                 Executive Officers.........................................................................31
Item 2.      Properties.....................................................................................32
Item 3.     Legal Proceedings...............................................................................32
Item 4.     Submission of Matters to a Vote of Security Holders.............................................33


PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholders Matters..........................33
Item 6.      Selected Financial Data........................................................................33
Item 7.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................................................34
Item 7A   Quantitative and Qualitative Disclosures About Market Risk........................................34
Item 8.     Financial Statements and Supplementary Data.....................................................34
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................................................34


                                       i



PART III                                                                                                  Page

Item 10.     Directors and Executive Officers of the Registrant.............................................34
Item 11.     Executive Compensation.........................................................................34
Item 12.     Security Ownership of Certain Beneficial Owners and Management.................................35
Item 13.     Certain Relationships and Related Transactions.................................................35


PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................35
Signatures..................................................................................................36
Index to Financial Statement Schedules.....................................................................S-1
Exhibit Index..............................................................................................E-1

                                     Part I

Item 1.   Business
------    --------

         The Allstate Corporation (the "Company") was incorporated under the laws of the State of Delaware on November 5, 1992 to serve as the holding company for Allstate Insurance Company ("AIC"). The Company's business is conducted principally through AIC and AIC's subsidiaries (collectively, including the Company, "Allstate"). Allstate is engaged, principally in the United States and Canada, in the property-liability insurance and life insurance and annuity businesses. Established in 1931 by Sears, Roebuck and Co. ("Sears"), Allstate is the country's second largest property-liability insurer on the basis of 1996 statutory premiums written and is a major life insurer. Allstate's life insurance and annuity operations are conducted through Allstate Life Insurance Company ("ALIC"), a wholly-owned subsidiary of AIC, and through various ALIC subsidiaries (collectively, "Allstate Life").

         AIC's primary business is the sale of private passenger automobile and homeowners insurance. In 1996 Allstate maintained estimated national market shares in these lines of approximately 12.4% and 11.7%, respectively. Allstate=s property-liability operations consist of two principal areas of business: personal property and casualty ("PP&C") and discontinued lines and coverages ("Discontinued Lines and Coverages"). PP&C, which has historically included only the Company=s personal property and casualty business, now includes commercial business written through the Allstate agent distribution channel. Discontinued Lines and Coverages consists of business no longer written by Allstate, including results from environmental, asbestos and mass tort losses, mortgage pool business, and other commercial business in run-off, as well as the historical results of the commercial and reinsurance businesses sold in 1996. Allstate markets its products through a variety of distribution channels, with the core of its PP&C distribution system being a broad-based network of approximately 15,200 exclusive agents (employee and non-employee) in the United States and Canada. Allstate also uses independent and specialized brokers to expand market reach, including over 7,000 independent agents appointed to market non-standard auto business.

         Allstate Life sells life insurance, annuity and group pension products. Allstate Life distributes its products through Allstate agents which include life specialists, banks, independent agents, brokers and direct response marketing.

         Information regarding revenues, operating profit or loss and identifiable assets attributable to each of the Company's identifiable business segments is contained in note 15 of the Notes to Consolidated Financial Statements on pages A-55 and A-56 of the 1998 Proxy Statement, incorporated herein by reference in response to Item 8 hereof.

RECENT DEVELOPMENTS

                  On January 27, 1998, the Company announced that it made a cash offer to purchase all of the outstanding shares of Pembridge, Inc., ("Pembridge") a Canadian auto insurer, for Cdn. $20 per share. The aggregate cost of the shares would be approximately $275 million, based on U.S.-Canada currency exchange rates on January 27, 1998. The offer is open for acceptance through March 27, 1998, unless it is extended or withdrawn. The offer is conditioned on the tender of at least 90% of the Pembridge shares and receipt of required regulatory approvals.

                  On January 26, 1998, the Company announced that it filed an application with the Office of Thrift Supervision for approval to operate a federal savings bank. The business plan filed with the Company's application focused on trust and cash management services.

                  On December 16, 1997, the Company issued $250,000,000 of 7 1/8% Senior Quarterly Interest Bonds ("QUIBS"). The QUIBS mature on December 15, 2097, subject to the Company's option to redeem the QUIBS in whole or in part on or after December 19, 2002, at 100% of principal amount plus accrued interest to the redemption date. The Company also has the right to shorten the maturity of the QUIBS to the extent required to preserve the Company's ability to deduct interest paid by it on the QUIBS. The proceeds of the offering were used for general corporate purposes, including the Company's stock repurchase program.

                  On November 12, 1997, Allstate announced that it had sold its interest in two Japanese insurance companies to its former joint venture partner, The Saison Group.

         On  November  10,  1997,  the  Company  announced  formation  of a  new subsidiary, Allstate New Jersey Insurance Company, a New Jersey insurance corporation, to write automobile and homeowners insurance in New Jersey, commencing January 1, 1998. The new subsidiary will serve as a replacement carrier in New Jersey for Allstate Insurance Company and Allstate Indemnity
Company. This resolves the Company's application to withdraw from the property-liability market in New Jersey.

RISK FACTORS AFFECTING ALLSTATE

         In addition to the normal risks of business, Allstate is subject to significant risk factors, including those applicable to it as an insurance company, such as: (i) the inherent uncertainty in the process of establishing property-liability loss reserves, particularly reserves for the cost of environmental, asbestos and mass tort claims, and the fact that ultimate losses could materially exceed established loss reserves and have a material adverse effect on results of operations and financial condition; (ii) the fact that Allstate has experienced, and can be expected in the future to experience, catastrophe losses which could have a material adverse impact on its financial condition, results of operations and cash flows; (iii) the inherent uncertainty in the process of establishing property-liability loss reserves due to the change in loss payment patterns caused by new claims settlement practices; (iv) the need for Allstate's insurance company subsidiaries to maintain appropriate levels of statutory capital and surplus, particularly in light of continuing scrutiny by rating organizations and state insurance regulatory authorities, and to maintain acceptable financial strength or claims-paying ability ratings; (v) the extensive regulation and supervision to which Allstate's insurance subsidiaries are subject, various regulatory and public initiatives that may affect Allstate, and regulatory and other legal actions involving Allstate; (vi) the Company's primary reliance, as a holding company, on dividends from AIC to meet debt payment obligations, and regulatory restrictions on AIC's ability to pay such dividends; (vii) the adverse impact which increases in interest rates could have on the value of Allstate's investment portfolio and on the attractiveness of certain Allstate Life products; (viii) the adverse impact to investment income in low interest rate environments due to funds being reinvested in securities yielding less than the average portfolio rate; (ix) the need to adjust the effective duration of the assets and liabilities of Allstate Life's operations in order to meet the anticipated cash flow requirements of its policyholder obligations; and (x) the uncertainty involved in estimating the availability of reinsurance and the collectibility of reinsurance recoverables.

         See also "Forward-Looking Statements" in this Form 10-K for several important factors that could cause the Company's actual results and experience, with respect to forward-looking statements in this Form 10-K and in
"Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein in response to Item 7, to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements.


ALLSTATE STRATEGY

         Allstate's strategy is to focus on the profitable growth of its private passenger automobile and homeowners insurance business; to increase cross-sales of its products to its customer base; to expand distribution through existing non-agency distribution channels and through the addition of new distribution channels; to manage its catastrophe exposure; to expand its offering of life and annuity products; and to seek opportunities in the international markets. This strategy is designed to capitalize on: (1) the strength of the Allstate name,
(2) Allstate's network of exclusive agents, (3) Allstate's auto insurance capabilities, and (4) additional distribution channels available to Allstate.

         Allstate's marketing strategy for standard auto and homeowners insurance varies by geographic area. Allstate separates the voluntary personal auto insurance business into two categories for underwriting purposes according to insurance risks: the standard market and the non-standard market, and has determined its growth strategy accordingly. Allstate is attempting to grow its standard auto business more rapidly in areas where the regulatory climate is more conducive to attractive returns. The non-standard auto insurance market consists of insurance of persons with no prior driving experience, or with a prior history of accidents or violations, or owning high performance cars with high repair and replacement costs or having other special needs. Allstate has achieved the leading market share in this market. This has been a market in which Allstate has competed by capitalizing on an established distribution system, technology and claims capabilities and by tailoring pricing and products to reach a broader market. Allstate plans to continue to develop opportunities in this market in part, by expanding its independent agent distribution channel. Allstate is attempting to manage its homeowners exposure on policies in areas where the potential loss from catastrophes exceeds acceptable levels. Allstate's process of designating geographic areas as growth and limited growth is dynamic and may be revised as changes occur in the legal, regulatory and economic environments in various areas, as catastrophe exposure is reduced and as new products are approved and introduced. Less than 6% of the United States population reside in areas designated by Allstate as standard auto limited growth markets. As a result of Allstate's efforts to introduce policy changes and to purchase catastrophe insurance coverage, the homeowners limited growth markets have been reduced to areas where approximately 13% of the United States population resides.

         Allstate Life has been growing its business through the development of new customer focused products, the establishment of new marketing arrangements, increased cross-sales of life and annuity products to existing Allstate customers, offering a variety of competitive fee-based and spread based products to satisfy customer preferences in various interest rate environments, and leveraging existing scale to increase efficiency and effectiveness, in part, through investments in technology and the consolidation of certain facilities. Allstate Life's life insurance and annuity products are marketed through Allstate agents (including life specialists), banks, independent agents, brokers and direct response marketing. Specialized brokers are used to distribute group pension and structured settlement products not offered by Allstate=s agency force.

         Allstate's exclusive agency force of approximately 15,200 full-time agents is at the core of its PP&C distribution system. Allstate also uses over 2,800 independent agents to market a full range of Allstate insurance products to individuals, mostly in rural markets not served by Allstate agents, and over 7,000 independent agents appointed by Allstate's subsidiary, Deerbrook Insurance Company ("Deerbrook"), to market non-standard auto business. Allstate Life also has a direct response marketing program which principally targets customers of credit card issuers who prefer to purchase, through the mail or telephone, selected products not offered by Allstate's agency force.

         In 1997 Allstate commenced the sale of private passenger auto insurance in Germany through direct marketing. Allstate has also identified other foreign areas as attractive markets for property-liability or life insurance, and plans to pursue international opportunities as an avenue to grow both its revenues and profitability. Allstate believes that it will take a number of years before its new and planned international businesses contribute significantly to its financial results.

                  Allstate may also pursue selective acquisitions, partnerships, business expansions, business start-ups, and divestitures, both in the United States and internationally in the pursuit of its business strategy.

PROPERTY-LIABILITY INSURANCE BUSINESS

         Allstate's property-liability insurance business consists of PP&C and Discontinued Lines and Coverages. PP&C, which accounted for $18.6 billion (or 79%) of Allstate's 1997 statutory written premiums, writes primarily private passenger automobile and homeowners insurance policies in 49 states, the District of Columbia and Canada. Since 1997 Allstate has also written private passenger automobile insurance in Germany. Operating in approximately 11,300 locations, Allstate agents produce more than 94% of PP&C's annual statutory written premiums, with the balance generated by independent agents largely in locations not currently served by Allstate agents. Discontinued Lines and Coverages consists of business no longer written by Allstate, including results from environmental, asbestos and mass tort losses, mortgage pool business and other commercial insurance business in run-off, as well as the historical results of the commercial and reinsurance businesses sold in 1996.

          Principally engaged in private passenger automobile and homeowners insurance, PP&C accounted for substantially all of Allstate's total property-liability statutory premiums. Allstate was the country's second largest personal property and casualty insurer for both private passenger automobile and homeowners insurance in 1996. Although private passenger automobile and homeowners insurance account for the majority of its business, PP&C also writes coverages for product lines such as motorcycles, motor homes, renters, condominium, residential and landlord, comprehensive personal liability, fire, personal umbrella, recreational vehicle, mobile home, boat owners and selected commercial property and casualty coverages. PP&C also operates the Allstate Motor Club, an organization whose purpose is to aid its members with travel plans and emergency road service.

         The Company separates the voluntary personal auto insurance business into two basic categories according to insurance risk; the standard market and the non-standard market. The standard market consists of drivers who are perceived to have low to average risk of loss expectancy.

         Allstate had a countrywide market share of approximately 17.3% of the non-standard market in 1996. Allstate=s presence in this market, as well as the standard market allows Allstate agents to offer insurance products to the vast majority of drivers who apply for insurance. The non-standard market consists of drivers who have higher-than-average risk profiles due to their driving records, lack of prior insurance or the types of cars they own. PP&C has a refined price structure and policy features which address the special needs of drivers in the non-standard market. These policies are written at higher than standard rates. Allstate writes policies covering these risks principally through AIC's subsidiary, Allstate Indemnity Company. Deerbrook also writes non-standard insurance through independent agencies. Allstate expects that while its growth in the non-standard market will continue, its rate of growth in this market will decline as the market matures.


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

         PP&C, in addition to writing insurance for standard homes, also insures high value homes and non-standard homes, such as those with increased exposure given their distance from fire protection services, and also insures risks in the renters and condominium markets. Allstate has targeted the homeowners insurance business as a market with substantial profitable growth opportunities for the Company as the implementation of catastrophe management initiatives allows the Company to re-enter certain homeowners markets.

         Allstate, unlike the majority of its competitors, does not rely on rating bureaus in establishing prices for its personal property and casualty products. Instead Allstate uses its proprietary database, which contains many years of its own extensive underwriting and pricing experience. Accordingly, subject to applicable state regulations, different prices are derived according to numerous variables which apply to each specific risk, including, in the case of private passenger automobile insurance, factors relating to the automobile (such as its age, make and model) as well as factors relating to the insured (such as previous driving record). In management's opinion, the extensive use and analysis of this database, rather than rating bureaus, provides PP&C with the basis for its market segmentation strategy to price risks accordingly. PP&C is updating its nationwide profiles of the types of business it intends to pursue.

         Allstate has attempted to reduce its PP&C claims costs through centralized claims administration, specialization and additional training of claims personnel, and intensive and early investigation and settlement of claims. The Company has focused on claims involving alleged personal injury in connection with collisions involving relatively minor impact. During 1997 Allstate continued the testing of redesigned claim settlement procedures for auto physical damage claims. As these procedures are implemented during 1998, Allstate will focus on the consistency and accuracy of estimating claim losses.


         As is true for the property-liability industry in general, first-year costs attributable to PP&C's products are generally higher than for subsequent years. Accordingly, customer retention is an important factor in the profitability of PP&C's products, since policies that remain in force generally become more profitable over time. Allstate customer retention rates in 1997 for standard and non-standard auto were approximately the same as in 1996. Retention rates for homeowners declined in 1997, having been adversely impacted by Allstate's catastrophe management initiatives. These initiatives are discussed below, under "Catastrophe Exposure."

         The personal lines private passenger auto and homeowners businesses are highly competitive. As of December 31, 1996 over 1,400 insurance companies were in the market, with five groups of companies (State Farm, Allstate, Farmers, Nationwide and USAA) writing approximately 47% of the private passenger automobile premiums written and approximately 48% of the homeowners premiums written in the United States. State Farm maintains the leading share in the automobile and homeowners market and had 21.4% of the automobile market and 23.4% of the homeowners market in 1996. Together, State Farm and Allstate had 34.1% of the total United State's auto and homeowners market in 1996.

         AIC competes principally on the basis of its name recognition, scope of distribution system, customer service, use of technology, product features and breadth of product offerings and price. Additionally, extensive use of its database to develop proprietary information gives AIC the ability to segment its market, appropriately price risks and cross-sell its products within its customer base.

         Approximately $45 billion of industry personal lines premiums are generated by independent agencies, and the remaining $91 billion of premiums are generated by insurers placing their products directly with the consumer through employee agents, independent contractor exclusive agents, direct response and mail order. Allstate believes its exclusive agency force provides it with an advantage in distributing PP&C products. However, some competitors, operating with solely exclusive agents who are independent contractors or distributing through direct response or mail order marketing, or operating with non-exclusive independent agents have also been able to operate effective distribution systems.

         A majority of Allstate's 15,200 exclusive agents are employee agents. In future years, Allstate expects that the percentage of its agents who are independent contractor exclusive agents will increase substantially. In 1990, Allstate instituted an independent contractor exclusive agent contract under which persons are hired for an 18 month period during which they are trained as agents. Upon completion of the period, Allstate offers contracts to some of the trainees to serve as independent contractors who are exclusive agents for Allstate. Each person hired since 1990 for eventual consideration as an Allstate agent has been hired on this basis. In addition, employee agents who were hired prior to 1990 have been permitted to convert to independent contractor exclusive agent status. At December 31, 1997, independent contractor exclusive agents, including agents in training to become independent contractor exclusive agents, represented approximately 40% of Allstate agents. Allstate has a strategic initiative intended to improve agencies' productivity to sell to and to service customers and to align local processes, programs and policies, including workers classification, with Allstate objectives. The Company is negotiating an agreement with the Department of Treasury, Internal Revenue Service, to ensure continuation of the employee agent program.

         CATASTROPHE EXPOSURE

         Catastrophes are an inherent risk of the property-liability insurance business which have contributed, and will continue to contribute, to material year-to-year fluctuations in Allstate's results of operations and financial position. The level of catastrophe loss experienced in any year cannot be predicted and could be material to results of operations and financial position. Allstate has experienced two severe catastrophes in recent years which resulted in losses of $2.33 billion relating to Hurricane Andrew (net of reinsurance) and $1.75 billion relating to the Northridge earthquake. While management believes Allstate's catastrophe management strategies, described below, will greatly reduce the severity of future losses, Allstate continues to be exposed to similar or greater catastrophes (see ARisk Factors" and AForward-Looking Statements" in this Form 10-K).

         A "catastrophe" is defined by Allstate as an event that produces pre-tax losses before reinsurance in excess of $1 million involving multiple first party policyholders. Catastrophes are caused by various events, including hurricanes, earthquakes, tornadoes, wind and hail storms, and fires. Although catastrophes can cause losses in a variety of property-liability lines, homeowners insurance has in the past generated the vast majority of catastrophe-related claims. For Allstate, major areas of potential losses due to hurricanes include major metropolitan centers near the eastern and gulf coasts of the United States. Allstate's exposure to potential earthquake losses in California are now limited by its participation in the California Earthquake Authority, as described below. Other areas in the United States in which Allstate is exposed to potential losses from earthquakes include areas in the central United States surrounding the New Madrid fault system in the midwest and areas in and around Seattle, Washington. Although Allstate, consistent with industry practice, prices risks in light of anticipated catastrophe exposure, the incidence and severity of catastrophes is unpredictable. Allstate continues to evaluate alternative business strategies to more effectively manage its exposure to catastrophe losses in these and other areas.

         Allstate has implemented strategies to limit, over time, subject to the requirements of insurance laws and regulations and as limited by competitive considerations, its insurance exposures in certain regions prone to catastrophe occurrences. These strategies include limits on new business production, limitations on certain policy coverages, increases in deductibles, policy brokering and participation in catastrophe pools. In addition, Allstate has requested and received rate increases and has expanded its use of deductibles in certain regions prone to catastrophes. While management believes that its initiatives have reduced or will reduce Allstate's exposure to catastrophes in certain geographic regions over time, the extent of such reduction is uncertain and is constrained by state insurance laws and regulations. For example, some states, such as Florida and New York, limit the ability of insurers to non-renew policies. The states in which Allstate faces its highest exposure -- California, Florida and New York -- require rates to be approved by the regulator, thereby making it more difficult to obtain adequate rates that reflect the catastrophe exposure. Finally, all states have shared market mechanisms that provide insurance to persons who are unable to obtain it in the voluntary market. Allstate's ability to reduce its exposure to catastrophes may be offset by any increase in the exposure through such shared market mechanisms. See "Regulation - Shared Markets" below.

         Allstate has used catastrophe simulation models in attempting to estimate the probability and the levels of losses which may result from catastrophes (Allstate also uses these models to assist in its decisions concerning pricing, underwriting and reinsuring risks in areas of catastrophe exposure). These models are subject to uncertainties due to continual updating and revisions to reflect the most currently available information on climatology and seismology, building codes, and policy demographics. Allstate believes that improvements in the amount and types of information contained in these models have improved its estimations of catastrophe exposures, as well as its ability to estimate losses in the earlier stages of development. However, use of the models has not enabled Allstate to predict the level of losses associated with a specific catastrophe in the past, and the predictive value of such models with regard to future catastrophes is subject to challenge. Nevertheless, Allstate believes that the programs described below have significantly reduced the probable maximum loss from hurricanes in Florida or in the Northeastern portion of the United States ("Northeast") and earthquakes in California.

          The question of the magnitude of potential impacts of global climate change will be a continuing source of discussion. However, the Intergovernmental Panel on Climate Change reported that there is a discernible human influence on the climate change being observed. In light of this, Allstate continues to explore and analyze credible scientific evidence, including, but not limited to, the impact of climate change, that may affect Allstate's potential exposure under its insurance policies.

         During 1997, the Company continued implementation of its plan to reorganize its Florida property business in order to reduce its exposure to hurricane losses. The Allstate Floridian Insurance Company ("Floridian") was formed in 1996, to sell and service Allstate's Florida property policies. Existing Allstate property policies were transferred to Floridian as the policies were renewed. By the end of 1997, Allstate transferred substantially all of its property policies to Floridian. The remaining property policies will be transferred in 1998. Floridian entered into catastrophe reinsurance agreements with a non-affiliated entity which provides access to 80% of $500 million of catastrophe reinsurance protection in excess of $1.00 billion, up to an aggregate limit of $800 million through 1999. In addition, Floridian has access to over 90% of an estimated $600 million of reinsurance from the Florida Hurricane Catastrophe Fund. Also, in 1996 and 1997, Allstate non-renewed 156,000 Florida property policies with annual premiums of $90 million, completing its agreement to sell renewal rights to Clarendon National Insurance Company.

           Allstate has entered into a three-year excess of loss reinsurance contract covering property policies in the Northeast, effective June 1, 1997. The reinsurance program provides up to 95% of $500 million of reinsurance protection for catastrophe losses in excess of an estimated $750 million retention subject to an annual limit of $500 million and an aggregate policy limit of $1.00 billion.

         In late 1996 the California Earthquake Authority ("CEA") commenced operation. The CEA is a privately-financed, publicly-managed state agency created to provide coverage for earthquake damage resulting from seismic events. Insurers selling homeowner insurance in California are required to offer earthquake insurance to their customers either through their company or participation in the CEA. By the end of 1997, all of Allstate's traditional earthquake policies and mini-earthquake policies were renewed into the CEA or the customer decided to non-renew their earthquake insurance. Allstate's homeowners policy will continue to include coverages for losses caused by explosions, theft, glass breakage and fires following an earthquake, which are not written by the CEA.

         Approximately  $700  million  of funds  needed to  create  the CEA were obtained from assessments of participating insurance companies. In 1996 Allstate's pretax assessment, including related expenses, was approximately $150 million. Additional funds needed to operate the CEA will be obtained through assessments of participating insurance companies, reinsurance and bond issuances funded by policyholder assessments. Allstate may be assessed in the future depending on the funding level of the CEA. All future assessments to participating CEA insurers are based on homeowners insurance market share as of December 31 of the preceding year. Allstate does not expect its portion of these additional contingent assessments, if needed in 1998, to exceed $700 million assuming its current market share does not materially change.

         Allstate continues to support passage of legislation in Congress such as the Homeowner's Insurance Availability Act which could, if enacted, lessen the impact to Allstate of catastrophic natural disasters such as hurricanes and earthquakes. Allstate is a founding member of a newly-formed coalition whose members include property insurers and insurance agents. This group is promoting a measure that would provide federal reinsurance to state disaster plans. On February 9, 1998, the House Banking Subcommittee on Housing and Community Opportunity submitted the Homeowner's Insurance Availability Act to the House Banking Committee. The Company is unable to determine whether, or in what form, such proposed legislation could be enacted or what the effect on the Company would be.


DISCONTINUED LINES AND COVERAGES

          Allstate wrote excess and surplus lines coverages from 1972 to 1985 through its subsidiary, Northbrook Excess and Surplus Insurance Company ("NESCO"). NESCO wrote professional liability coverages for architects, engineers, lawyers, and physicians, principally on claims-made coverage forms. It also wrote substantial umbrella and excess liability coverages on an occurrence basis, including medical and other products liability coverages, for major United States corporations. In 1985, NESCO was merged into AIC assuming all of the assets and liabilities of NESCO. Since the early 1980's, Allstate has experienced significant increases in losses for years prior to 1980 arising out of NESCO's umbrella and excess liability coverage for large corporations. Since the late 1980's, most of these losses have related to environmental damages, asbestos-related damages or mass-tort settlements. AIC, as NESCO's successor, has been involved, and continues to be involved, in coverage litigation with NESCO insureds.

         In addition to NESCO's  activities,  during the late 1960's and through the early 1980's Allstate's reinsurance business unit wrote treaty and facultative reinsurance covering general liability primary policies, including policies for major producers of asbestos products. During approximately the same period, Allstate=s reinsurance business unit wrote reinsurance coverage on liability policies with major United States corporations that have since become involved in environmental and asbestos claims. Such companies may have been involved with hazardous wastes in a variety of ways including as manufacturers, haulers, dump site owners, or through a combination of these activities. Allstate=s reinsurance business unit has been involved and continues to be involved in coverage litigation and arbitration with ceding companies and their insureds involving liability for environmental and asbestos damages claims. In 1986, Allstate ceased writing business with ceding companies which tended to insure larger corporations with potential environmental and/or asbestos damage exposures, and its underwriting focus was redirected toward smaller, more regionalized insurers who focus on property and casualty coverages and who have underwriting standards that are considered prudent by Allstate. Also in 1986, the general liability policy form used by Allstate and others in the property-liability industry was amended to introduce an "absolute pollution exclusion," which excluded coverage for environmental damage claims, and added asbestos exclusions. Most general liability policies issued prior to 1987 contain annual aggregate limits for liability coverage, and policies issued after 1986 also have an annual aggregate limit as to all coverages. Allstate's experience to date is that these policy form changes have effectively limited its exposure to environmental and asbestos claim risks assumed, as well as primary commercial coverages written, for most policies written in 1986 and all policies written after 1986.

         Allstate's environmental and asbestos exposures are primarily limited to policies written in periods prior to 1986 with the preponderance of the losses emanating from policies written in the 1970's. New environmental and asbestos claims, however, continue to be reported. Allstate has established substantial reserves for the environmental and asbestos damage claims, and for mass tort exposures. Mass tort exposures primarily relate to liability claims, such as those for medical devices and other products, and general liabilities. However, there are significant inherent uncertainties in estimating the ultimate cost of these claims, as discussed below. Further information regarding the foregoing is contained in AProperty-Liability Claims and Claims Expense Reserves" on pages A-10 to A-13 of the 1998 Proxy Statement, incorporated herein by reference in response to Item 7 hereof. For information regarding Superfund proposed legislation, see "Regulatory Initiatives and Proposed Legislation" below.

         PROPERTY-LIABILITY INSURANCE CLAIMS AND CLAIMS EXPENSE RESERVES

          Allstate establishes property-liability loss reserves to cover its estimated ultimate liability for losses and loss adjustment expenses with respect to reported claims and claims incurred but not yet reported as of the end of each accounting period. In accordance with applicable insurance laws and regulations and generally accepted accounting principles ("GAAP"), no reserves are established until a loss occurs, including a loss from a catastrophe. Underwriting results of the property-liability operations are significantly influenced by estimates of property-liability claims and claims expense reserves (see Note 6 of the Notes to Consolidated Financial Statements on pages A-42 to A-45 of the 1998 Proxy Statement, incorporated herein by reference in response to Item 8 hereof). These reserves are an accumulation of the estimated amounts necessary to settle all outstanding claims, including claims which are incurred but not reported, as of the reporting date. The reserve estimates are based on known facts and on interpretations of circumstances, including Allstate's experience with similar cases and historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions and public attitudes. The effects of inflation are implicitly considered in the reserving process. The establishment of reserves, including reserves for catastrophes, is an inherently uncertain process and the ultimate cost may vary materially from the recorded amounts. Allstate regularly updates its reserve estimates as new facts become known and further events occur which may impact the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reflected in the results of operations in the period such changes are determined to be needed.

         Establishing net loss reserves for environmental, asbestos and mass tort claims is subject to uncertainties that are greater than those presented by other types of claims. Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, availability and collectibility of reinsurance and the extent and timing of any such contractual liability. The legal issues concerning the interpretation of various insurance policy provisions and whether environmental, asbestos and mass tort losses are, or were ever intended to be covered, are complex. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insured obligation to defend; how policy limits are determined; how policy exclusions are applied and interpreted; and whether clean-up costs represent insured property damage. Management believes these issues are not likely to be resolved in the near future. See Note 6 of the Notes to Consolidated Financial Statements on pages A-42 to A-45 of the 1998 Proxy Statement, incorporated herein by reference in response to Item 8 hereof.

         The following tables are summary reconciliations of the beginning and ending property-liability insurance claims and claims expense reserve, displayed individually for each of the last three years. The first table presents reserves on a gross (before reinsurance) basis. The end of year gross reserve balances are reflected in the Consolidated Statements of Financial Position on page A-26 of the 1998 Proxy Statement, incorporated herein by reference in response to
Item 8 hereof. The second table presents reserves on a net (after reinsurance) basis. The total net property-liability insurance claims and claims expense amounts are reflected in the Consolidated Statements of Operations on page A-25 of the 1998 Proxy Statement, incorporated herein by reference in response to
Item 8 hereof.


GROSS
($ IN MILLIONS)
                                                                       YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                                  1997           1996            1995
                                                            -----------    -----------     -----------
GROSS RESERVE FOR PROPERTY-LIABILITY CLAIMS AND CLAIMS EXPENSE,
  BEGINNING OF YEAR                                     $       17,382   $     17,687    $     16,763

INCURRED CLAIMS AND CLAIMS EXPENSE
  PROVISION ATTRIBUTABLE TO THE CURRENT YEAR                    14,268         15,186          14,530
  DECREASE IN PROVISION ATTRIBUTABLE TO PRIOR YEARS              (618)          (338)           (235)
                                                            -----------    -----------     -----------
                 TOTAL CLAIMS AND CLAIMS EXPENSE                13,650         14,848          14,295

CLAIM PAYMENTS
  CLAIMS AND CLAIMS EXPENSE ATTRIBUTABLE TO CURRENT              8,300          8,073           8,490
YEAR
  CLAIMS AND CLAIMS EXPENSE ATTRIBUTABLE TO PRIOR YEARS          5,329          5,711           4,881
  CLAIMS AND CLAIMS EXPENSE ATTRIBUTABLE TO DISPOSITION OF           0          1,369               0
OPERATIONS
                                                            -----------    -----------     -----------
                 TOTAL PAYMENTS                                 13,629         15,153          13,371
                                                            -----------    -----------     -----------

GROSS RESERVE FOR PROPERTY-LIABILITY CLAIMS AND CLAIMS EXPENSE,
  END OF YEAR                                                   17,403         17,382          17,687
LESS:  ARCO RESERVE BALANCES NOT SUBJECT TO DEVELOPMENT              0              0             361
(1)
                                                            -----------    -----------     -----------
GROSS RESERVE FOR PROPERTY-LIABILITY CLAIMS AND CLAIMS EXPENSE,
  END OF YEAR AS SHOWN ON 10-K LOSS RESERVE             $       17,403   $     17,382    $     17,326
DEVELOPMENT TABLE
                                                            ===========    ===========     ===========


(1) ARCO WAS SOLD IN 1996. IN 1995, LOSS DEVELOPMENT INFORMATION FOR ARCO (AIC'S INDIRECTLY OWNED BRITISH REINSURANCE SUBSIDIARY) IS NOT AVAILABLE ON A COMPARABLE BASIS. THIS INFORMATION IS NOT MATERIAL ($97.7 MILLION IN GROSS CLAIMS AND CLAIMS EXPENSE IN 1995 AND $85.8 MILLION IN 1995 GROSS PAYMENTS), AND WAS TREATED AS ATTRIBUTABLE TO CURRENT YEAR.

NET
($ IN MILLIONS)
                                                                      YEAR ENDED DECEMBER 31,
                                                             ------------------------------------------
                                                                   1997          1996             1995
                                                             -----------    ----------      -----------
NET RESERVE FOR PROPERTY-LIABILITY CLAIMS AND CLAIMS
EXPENSE,
  BEGINNING OF YEAR                                      $       15,598   $    16,156     $     15,406

INCURRED CLAIMS AND CLAIMS EXPENSE
  PROVISION ATTRIBUTABLE TO THE CURRENT YEAR                     14,013        14,823           14,113
  DECREASE IN PROVISION ATTRIBUTABLE TO PRIOR YEARS               (677)         (336)            (425)
                                                             -----------    ----------      -----------
                 TOTAL CLAIMS AND CLAIMS EXPENSE                 13,336        14,487           13,688

CLAIM PAYMENTS
  CLAIMS AND CLAIMS EXPENSE ATTRIBUTABLE TO CURRENT YEAR          8,148         7,522            8,190
  CLAIMS AND CLAIMS EXPENSE ATTRIBUTABLE TO PRIOR YEARS           5,013         5,787            4,748
  CLAIMS AND CLAIMS EXPENSE ATTRIBUTABLE TO DISPOSITION OF            0         1,736                0
OPERATIONS
                                                             -----------    ----------      -----------
                 TOTAL PAYMENTS                                  13,161        15,045           12,938
                                                             -----------    ----------      -----------

NET RESERVE FOR PROPERTY-LIABILITY CLAIMS AND CLAIMS
EXPENSE,
  END OF YEAR                                                    15,773        15,598           16,156
LESS:  ARCO RESERVE BALANCES NOT SUBJECT TO DEVELOPMENT (1)           0             0              320
                                                             -----------    ----------      -----------
NET RESERVE FOR PROPERTY-LIABILITY CLAIMS AND CLAIMS
EXPENSE,
  END OF YEAR AS SHOWN ON 10-K LOSS RESERVE DEVELOPMENT  $       15,773   $    15,598     $     15,836
TABLE (2)
                                                             ===========    ==========      ===========


(1) ARCO WAS SOLD IN 1996. IN 1995, LOSS DEVELOPMENT INFORMATION FOR ARCO (AIC'S INDIRECTLY OWNED BRITISH REINSURANCE SUBSIDIARY) IS NOT AVAILABLE ON A COMPARABLE BASIS. THIS INFORMATION IS NOT MATERIAL ($76.5 MILLION IN CLAIMS AND CLAIMS EXPENSE IN 1995 AND $45.7 MILLION IN 1995 PAYMENTS) AND WAS TREATED AS ATTRIBUTABLE TO CURRENT YEAR.

(2) RESERVES FOR CLAIMS AND CLAIMS EXPENSE ARE NET OF REINSURANCE OF $1.63 BILLION, $1.78 BILLION AND $1.53 BILLION, AT DECEMBER 31, 1997, 1996 AND 1995, RESPECTIVELY.


             The year-end 1997 gross reserves of $17.40 billion for property-liability insurance claims and claims expense, as determined under GAAP, were $1.80 billion more than the reserve balance of $15.60 billion recorded on the basis of statutory accounting practices for reports provided to state regulatory authorities. The principal difference is the reinsurance recoverable from third parties totaling $1.63 billion that reduces reserves for statutory reporting and is recorded as an asset for GAAP reporting. Additional differences are caused by the reserves of the Canadian subsidiary which is not included in the combined United States statutory statement.

           As the tables above illustrate, Allstate's net reserve for property-liability insurance claims and claims expense at the end of 1996 developed favorably in 1997 by $677 million, compared to favorable development of the gross reserves of $618 million. Net reserve development in 1996 and 1995 was more favorable than favorable gross reserve development in these years. This relationship was due to the fact that Allstate=s principal property-liability lines, such as private passenger auto and homeowners, were not significantly affected by reinsurance, whereas Discontinued Lines and Coverages involved a higher level of ceded reinsurance protection. The more favorable development in the net reserves in 1996 and 1995 was due to higher anticipated reinsurance cessions on increased reserve reestimates for Discontinued Lines and Coverages. In 1996, following completion of a comprehensive review of available reinsurance for Discontinued Lines and Coverages, the Company decreased ceded loss reserves. This decrease offset the favorable effect of higher reinsurance cessions related to increased reestimates of gross reserves for Discontinued Lines and Coverages. See "Property-Liability Claims and Claims Expense Reserves" on pages A-10 to A-13 of the 1998 Proxy Statement, incorporated herein by reference in response to Item 7 hereof. For further discussion of the Company's reinsurance programs, see "Property-Liability Reinsurance Ceded" on pages A-12 and A-13 of the 1998 Proxy Statement, incorporated herein by reference in response to Item 7 hereof.

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


                                                        Loss Reserve Development


        ($ in millions)


                                                                          December 31, (1)
                                 --------------------------------------------------------------------------------------------------
                                       1987      1988      1989      1990    1991    1992     1993    1994    1995    1996    1997
                                       ----      -----     -----     -----   -----   -----    -----   -----   -----   -----   ----
Gross Reserves for
  Unpaid Claims and
  Claims Expense                     $8,793    $10,035   $10,962   $12,117 $13,136 $14,902  $15,209 $16,414 $17,326 $17,382 $17,403
Deduct: Reinsurance
  Recoverable                         1,076      1,180     1,066     1,028   1,066   1,419    1,338   1,298   1,490   1,784   1,630
                                     ------     ------    ------    ------  ------  ------   ------  ------  ------  ------   -----
Reserve For Unpaid
Claims and Claims Expense            $7,717     $8,855    $9,896   $11,089 $12,070 $13,483  $13,871 $15,116 $15,836 $15,598 $15,773
-------------------------

Paid (cumulative) as of:
------------------------
    One year later                    3,074      3,516     4,295     4,558   4,550   4,955    4,472   4,748   5,787   5,013
    Two years later                   4,586      5,279     6,338     6,723   6,688   7,068    6,519   7,749   8,232
    Three years later                 5,564      6,433     7,584     8,010   7,935   8,283    8,273   9,247
    Four years later                  6,242      7,161     8,338     8,778   8,694   9,430    9,140
    Five years later                  6,694      7,611     8,824     9,279   9,508   9,985
    Six years later                   6,975      7,927     9,180     9,883   9,907
    Seven years later                 7,201      8,189     9,651    10,196
    Eight years later                 7,407      8,560     9,921
    Nine years later                  7,701      8,803
    Ten years later                   7,932

Reserve Reestimated as of:
--------------------------
    End of year                       7,717      8,855     9,896    11,089  12,070  13,483   13,871  15,116  15,836  15,598  15,773
    One year later                    7,824      8,891    10,312    11,367  11,990  13,081   13,159  14,691  15,500  14,921
    Two years later                   7,862      9,006    10,617    11,576  11,909  12,745   12,890  14,295  14,917
    Three years later                 7,979      9,323    10,990    11,680  11,905  12,735   12,832  13,928
    Four years later                  8,298      9,686    11,105    11,777  12,010  12,877   12,617
    Five years later                  8,687      9,817    11,245    11,954  12,322  12,830
    Six years later                   8,830      9,974    11,447    12,378  12,395
    Seven years later                 9,002     10,212    11,962    12,503
    Eight years later                 9,265     10,762    12,091
    Nine years later                  9,826     10,896
    Ten years later                   9,963

Initial reserve in excess of
(less than) restimated reserve:
-------------------------------
    Amount                          ($2,246)   ($2,041)  ($2,195)  ($1,414)  ($325)   $653   $1,254  $1,188    $919    $677
    Percent                          (29.1%)    (23.0%)   (22.2%)   (12.8%)  (2.7%)   4.8%     9.0%    7.9%    5.8%    4.3%

Gross Reestimated                                                                  $14,574  $14,236 $15,427 $16,424 $16,764
Liability-Latest
Reestimated Recoverable-Latest                                                       1,744    1,619   1,499   1,507   1,843
                                                                                   ----------------------------------------
Net Reestimated Liability-Latest                                                   $12,830  $12,617 $13,928 $14,917 $14,921

Gross Cumulative Excess(Deficiency)                                                   $328     $973    $987    $902    $618

                                                                                   ========================================


(1) For 1990 through 1995, this loss reserve development table excludes ARCO claims and claims expense, due to the unavailability of loss reserve development information for these claims on a comparable basis. ARCO was sold in 1996.

          The subsequent reduction in the net reserves established at December 31, 1996, 1995 and 1994 shown in the foregoing table reflects favorable severity trends that the Company has experienced, as more fully discussed below. The principal cause for the initial reserves established at the end of 1991, and all previous years reflected in the table, needing to be increased over the time frame in the above table is the cumulative adverse reserve development on environmental, asbestos and mass tort claims, virtually all of which relates to 1984 and prior years. There are significant uncertainties in estimating the amount of Allstate's environmental, asbestos and mass tort claims. Among the complications are a lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, and complex unresolved legal issues regarding policy coverage and the extent and timing of any such contractual liability. Courts have reached different and sometimes inconsistent conclusions as to when the loss occurred and what policies provide coverage; what claims are covered; whether there is an insured obligation to defend; how policy limits are determined; how policy exclusions are applied and interpreted; and whether clean-up costs represent insured property damage. These issues are not likely to be resolved in the near future. As a result of these issues, the ultimate cost of these claims may generate losses that vary materially from the amount currently reserved.

          During 1996, Allstate gained access to complex databases developed by outside experts to estimate the cost of liabilities for environmental claims. Allstate's policy files were compared to the databases to determine an estimate of the Company's potential environmental loss. The Company also refined its own estimation techniques to estimate environmental and asbestos losses. Allstate used a combination of these resources, along with an extensive internal review of its current claim exposures to estimate environmental and asbestos reserves. The Company also performed an in-depth analysis of its reinsurance recoverables. During the third quarter of 1996, based upon the Company's re-evaluation, loss reserves for environmental and asbestos exposures, net of reinsurance, were increased by $172 million and $72 million, respectively. These studies and re-evaluations resulted in Allstate's actions to increase reserves as described in AProperty-Liability Claims and Claims Expense Reserves" on pages A-10 to A-13 of the 1998 Proxy Statement, incorporated herein by reference in response to
Item 7 hereof. In 1997, Allstate updated its evaluations of environmental, asbestos and mass tort reserves. This updated evaluation did not result in any change in recorded net loss reserves. While Allstate believes the improved actuarial techniques and databases described above have assisted in its ability to estimate environmental, asbestos and mass tort net loss reserves, these refinements may prove to be inadequate indicators of the extent of probable loss. See note 6 of the Notes to the Consolidated Financial Statements on pages A-42 to A-45 of the 1998 Proxy Statement, incorporated herein by reference in response to Item 8 hereof.

          The following table is derived from the Loss Reserve Development table and summarizes the effect of reserve reestimates, net of reinsurance, on calendar year operations for the same ten-year period ended December 31, 1997. The total of each column details the amount of reserve reestimates made in the indicated calendar year and shows the accident years to which the reestimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve reestimates for the indicated accident year(s).



                                       Effect of Net Reserve Reestimates on
                                              Calendar Year Operations


($ in millions)

                     1988    1989    1990    1991    1992    1993   1994    1995    1996    1997      TOTAL
                     ----    ----    ----    ----    ----    ----   ----    ----    ----    ----      -----


BY ACCIDENT
YEAR
 1987 & PRIOR        $107    $38     $117    $319    $389    $143   $172    $263    $561    $137      $2,246
     1988                     (2)      (2)     (2)    (26)    (12)   (15)    (25)    (11)     (4)        (99)
     1989                             301     (12)     10     (16)   (17)    (36)    (35)     (4)        191
     1990                                     (27)   (164)    (11)   (43)    (25)    (91)     (4)       (365)
     1991                                            (289)   (185)  (101)    (72)   (112)    (52)       (811)
     1992                                                    (321)  (332)   (115)   (170)   (120)     (1,058)
     1993                                                           (376)   (259)   (200)   (168)     (1,003)
     1994                                                                   (156)   (338)   (152)       (646)
     1995                                                                             60    (216)       (156)
     1996                                                                                    (94)        (94)

                     ----    ----    ----    ----     ----   ----   ----    ----    ----    ----      ------
TOTAL                $107    $36     $416    $278    ($80)  ($402) ($712)  ($425)  ($336)  ($677)    ($1,795)
                     ====    ===     ====    ====    =====  ====== ======  ======  ======  ======    ========


        Favorable calendar year reserve development in 1992 through 1997 was the result of favorable severity trends in each of the six years, which more than offset adverse development in Discontinued Lines and Coverages.

        The favorable severity trend during this six-year period was largely due to lower than anticipated medical cost inflation for personal auto injury claims. Improvements in the Company's claim settlement processes are also believed to have contributed to favorable development in 1995, 1996 and 1997. The reduction in the anticipated medical cost inflation trend has emerged over time as actual claim settlements validated the effect of the steady decline in the rate of inflation. Although improvements in the Company's claim settlement process have contributed to favorable severity development of personal injury claims during the past three years, the new processes have caused an increase in the number of claims outstanding. The rate of increase has declined in 1996 and 1997, and the Company expects the rate of increase to stabilize in 1998. However the number of outstanding claims may not be reduced to levels previously reported. In addition, while the claim settlement process changes are believed to have contributed to favorable severity trends on closed claims, these changes introduce a greater degree of variability in reserve estimates for the remaining outstanding claims at December 31, 1997. Future reserve releases, if any, will depend on the continuation of the favorable loss trends. See "Risk Factors Affecting Allstate" and "Forward-Looking Statements" in this Form 10-K.

LIFE AND ANNUITY BUSINESS

        Allstate Life markets a broad line of life insurance, annuity and group pension products. Life insurance includes traditional products such as whole life and term life insurance, as well as universal life, variable life and other interest-sensitive life products. Annuities include both deferred annuities, such as variable annuities and fixed rate single premium deferred annuities, and immediate annuities such as structured settlement annuities. Allstate Life's group pension products include guaranteed investment contracts and retirement annuities. The assets and liabilities relating to flexible premium deferred variable annuities, variable life and certain guaranteed investment contracts are legally segregated and reflected as assets and liabilities of the Separate Accounts. In 1997, annuity premiums and deposits represented 62% of Allstate Life's total statutory premiums and deposits.

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

        Allstate Life markets individual and group life insurance, annuity and group pension products and reaches a broad market of potential customers throughout the United States through a variety of distribution channels including Allstate agents, some of whom specialize in life insurance and annuity products, banks, independent agents, brokers and direct response marketing. Products bearing the "Allstate Life Insurance Company" name are generally sold by Allstate agents, specialized brokers, and through direct marketing techniques, while other products, many of which are of similar types to those bearing the "Allstate Life Insurance Company" name, are distributed through independent insurance agents, brokers and banks. Allstate Life's products are written by various ALIC subsidiaries and are sold under various names in addition to "Allstate Life Insurance Company," including "Allstate Life Insurance Company of New York," "Northbrook Life Insurance Company," "Glenbrook Life and Annuity Company," "Lincoln Benefit Life Company" and "Surety Life Insurance Company." Life insurance in force, net of reinsurance, was $194 billion at December 31, 1997 and $186 billion at December 31, 1996. As of December 31, 1997, Allstate Life had $37.3 billion of investments, including $7.6 billion of Separate Account assets.

        Northbrook Life Insurance Company has a strategic alliance with Dean Witter Reynolds, Inc., a wholly-owned subsidiary of Morgan Stanley, Dean Witter, Discover & Co. ("Dean Witter") for the marketing and distribution of Northbrook's life and annuity products through Dean Witter's broker sales force. Glenbrook Life and Annuity Company has also entered into marketing arrangements with banks for the sale of life and annuity products, including an arrangement with the AIM mutual fund group under which AIM markets Glenbrook Life and Annuity Company variable annuities. Allstate Life is committed to broadening its bank distribution outlets in an effort to increase the sales of its annuity products, and to participate in the market for life insurance products sold through banks.

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

        The establishment of reserve and contractholder fund liabilities in recognition of Allstate's future benefit obligations under life and annuity policies and other Allstate Life products are discussed in Note 2 of the Notes to the Consolidated Financial Statements on pages A-30 to A-33 of the 1998 Proxy Statement, incorporated herein by reference in response to Item 8 hereof.

        The market for financial services, including the various types of life insurance and annuities sold by Allstate Life, is highly competitive. As of December 31, 1997, there were approximately 900 groups of life insurance companies in the United States, most of which offer one or more products similar to those offered by Allstate Life and many of which use similar marketing techniques. Based on information contained in statements filed with insurance departments, in 1996 approximately 50% of the life insurance and annuity premiums and deposits were written by 24 groups of companies. Allstate Life ranked 20th based on statutory life insurance and annuity premiums and deposits and based on statutory admitted assets. Banks and savings and loan associations in certain jurisdictions compete with Allstate Life in the sale of life insurance products. In addition, because certain life insurance and annuity products include a savings or investment component, competition also comes from brokerage firms, investment advisors and mutual funds as well as from banks and other financial institutions. Despite a large number of life company acquisitions in recent years, the life insurance and annuity market continues to be highly fragmented and competitive.


CAPITAL REQUIREMENTS

        The capacity for Allstate's growth in premiums, like that of other insurance companies, is in part a function of its operating leverage. Operating leverage for property-liability insurance companies is measured by the ratio of net premiums written to statutory surplus. Ratios in excess of 3 to 1 are considered outside the usual range by insurance regulators and rating agencies. AIC's premium to surplus ratio declined to 1.4 to 1 at December 31, 1997 from
1.6 to 1 at December 31, 1996. The principal cause of the change was an increase in statutory surplus (i.e., the excess of assets permitted by Illinois to be taken into account over all liabilities) resulting from net income and unrealized gains on securities, including investments in affiliates, on a statutory basis. Maintaining appropriate levels of statutory surplus is considered important by Allstate's management, state insurance regulatory authorities, and the agencies that rate insurers' claims-paying abilities and financial strength.

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

        The National Association of Insurance Commissioners ("NAIC") has adopted a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance risk, business risk, asset risk and interest rate risk. The RBC formula for property-liability companies includes asset and credit risk, but places more emphasis on underwriting factors for reserving and pricing. At December 31, 1997, RBC for each of Allstate's significant property-liability and life insurance companies exceeded the required capital levels. See "Capital
Resources" on pages A-18 to A-21 of the 1998 Proxy Statement, incorporated herein by reference in response to Item 7 hereof.

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


INVESTMENTS

        Allstate follows a strategy to manage its exposure to market risk. Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. The Company's primary market risk exposures are to changes in interest rates, although the Company also has certain exposures to changes in equity prices and foreign currency exchange rates. The active management of market risk is integral to the Company's operations. The Company may use the following tools to manage its exposure to market risk within defined tolerance ranges: 1) rebalance its existing asset or liability portfolios, 2) change the character of future investments purchased or 3) use derivatives to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased. The Company seeks to earn returns that enhance its ability to offer competitive rates and prices to customers while contributing to attractive and stable profits and long-term capital growth for the Company. Accordingly, the Company's investment decisions and objectives are a function of the underlying risks and product profiles of each primary business operation.

        At December 31, 1997, Allstate's entire fixed income securities and equity securities portfolios were designated as "available for sale" and carried in the Company's financial statements at fair value. While the Company generally holds its fixed income securities for the long-term, management classifies these fixed income securities as available for sale to maximize the Company's flexibility in responding to changes in market conditions. Changes in the fair value of these securities, net of deferred income taxes and deferred acquisition costs and benefit reserve adjustments on certain life insurance products, are reflected as a separate component of shareholders' equity. For discussion of the composition of the Company's investment portfolio, see "Investments" on pages A-21 to A-23 of the 1998 Proxy Statement, incorporated herein by reference in response to Item 7 hereof, and Note 4 of the Notes to the Consolidated Financial Statements on pages A-35 to A-38 of the 1998 Proxy Statement, incorporated herein by reference in response to Item 8 hereof.

REGULATION

        Allstate is subject to extensive regulation and supervision in the jurisdictions in which it does business. This regulation has a substantial effect on the business of Allstate, primarily on Allstate's personal lines property-liability business. This regulatory oversight includes, for example, matters relating to licensing and examination, rate setting, trade practices, policy forms, limitations on the nature and amount of certain investments, claims practices, mandated participation in shared markets and guaranty funds, reserve adequacy, insurer solvency, transactions with affiliates, the amount of dividends that may be paid, and restrictions on underwriting standards. For discussion of statutory financial information, see note 12 of the Notes to Consolidated Financial Statements on page A-50 of the 1998 Proxy Statement, incorporated herein by reference in response to Item 8 hereof; and for discussion of regulatory contingencies, see note 9 of the Notes to Consolidated Financial Statements on pages A-47 and A-48 of the 1998 Proxy Statement, incorporated herein by reference in response to Item 8 hereof.

        LIMITATIONS ON DIVIDENDS BY INSURANCE SUBSIDIARIES - The Company is a legal entity separate and distinct from its subsidiaries. As a holding company with no other business operations, its primary sources of cash to meet its obligations, including principal and interest payments with respect to indebtedness, are dividends and other statutorily permitted payments from AIC. AIC, as a domiciliary of Illinois, is subject to the Illinois insurance laws and regulations. In Illinois, a domestic stock insurer may, without prior regulatory approval, pay ordinary dividends from statutory surplus which at the time of declaration is not less than the minimum required for the kind of insurance business that such company is authorized to conduct. Under the Illinois Insurance Code, AIC's surplus following any transaction with affiliates or dividends, including distributions to its shareholder or other security holders, must be reasonable in relation to AIC's outstanding liabilities and must be adequate to meet its financial needs. The Illinois Insurance Code allows "extraordinary dividends" to be paid after thirty days notice to the Illinois Insurance Department, unless disapproved or sooner approved during such thirty day period. "Extraordinary dividends" for these purposes are defined as any dividend or distribution which together with any other dividend or distribution made within the preceding 12 months exceeds the greater of (i) 10% of the insurance company's statutory surplus as of the preceding December 31, or (ii) its statutory net income for the year ended on the preceding December 31. The maximum amount of dividends that AIC can distribute during 1998 without prior approval of the Illinois Department of Insurance is $2.6 billion. If insurance regulators determine that payment of a dividend or any other payments to an affiliate (such as payments under a tax sharing agreement, payments for employee or other services, or payments pursuant to a surplus note) would be hazardous to such insurance company's policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval.

        HOLDING COMPANY REGULATION - The Company and AIC are currently insurance holding companies subject to regulation throughout jurisdictions in which Allstate's insurance subsidiaries do business. Certain of AIC's and ALIC's subsidiaries are property-liability and life insurance companies organized under the respective insurance codes of California, Florida, Illinois, Nebraska, New York and Texas. The
insurance codes in such states contain similar provisions (subject to certain variations) to the effect that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulator. In general, a presumption of "control" arises from the ownership, control, possession with the power to vote or possession of proxies with respect to 10% or more of the voting securities of a domestic insurer or of a person that controls a domestic insurer. In Florida, regulatory approval must be obtained prior to the acquisition of 5% or more of the voting securities of a domestic stock insurer or of a controlling company. In addition, certain state insurance laws contain provisions that require pre-acquisition notification to state agencies of a change in control with respect to a non-domestic insurance company admitted in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic admitted insurer if certain conditions exist, such as undue market concentration. Thus, any transaction involving the acquisition of 10% or more (5% in Florida) of the Company's common stock would generally require prior approval by the state insurance departments in California, Florida, Illinois, Nebraska, New York and Texas and would require the pre-acquisition notification in those states which have adopted pre-acquisition notification provisions and wherein Allstate's insurance subsidiaries are admitted to transact business. Such approval requirements may deter, delay or prevent certain transactions affecting the ownership of the Company's common stock.

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

        State regulators have broad discretion in judging whether an insurer's rate or proposed rate is adequate, not excessive and not unfairly discriminatory. An insurer's ability to adjust its rates in response to competition or to increasing costs is often dependent on an insurer's ability to demonstrate to the regulator that its rates or proposed rates meet the objectives of the rate making laws. In those states that significantly restrict an insurer's discretion in selecting the business that it wants to write, an insurer can manage its risk of loss by charging a price that matches the cost of providing the insurance. In those states that significantly restrict an insurer's ability to charge a price that matches the cost of providing the insurance, the insurer can manage its risk of loss by being more selective in the type of business it writes. When a state significantly restricts both underwriting and pricing, it becomes more difficult for an insurer to maintain its profitability.

        Changes in Allstate's claim settlement process which may have contributed to favorable severity trends on closed personal injury claims in 1995, 1996 and 1997, and to a slowing of loss payments and an increase in the number of outstanding claims, will require Allstate to actuarially adjust loss information used in its rate application process.

        From time to time, the private passenger automobile insurance industry has come under pressure from state regulators, legislators and special interest groups to reduce, freeze or set rates at levels that do not, in Allstate's management's view, correspond with underlying costs. Some of this activity can result in legislation and/or regulations which adversely affect the profitability of Allstate's automobile insurance line of business in various states. Adverse legislative and regulatory activity constraining Allstate's ability to adequately price insurance coverage may occur in the future. Similar pressures have been experienced regarding rates for homeowners insurance, as regulators in catastrophe prone states struggle to identify an acceptable methodology to price for catastrophe exposure. The impact of the insurance regulatory environment on Allstate's results of operations in the future is not predictable.

        SHARED MARKETS - As a condition of its license to do business in various states, Allstate is required to participate in mandatory property-liability shared market mechanisms or pooling arrangements, which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage voluntarily provided by private insurers. In addition, some states require automobile insurers to participate in reinsurance pools for claims that exceed a certain amount. Currently, there are no mandatory pooling mechanisms applicable to Allstate Life, except for guaranty fund assessments. The participation by Allstate in such shared markets or pooling mechanisms is generally in amounts related to the amount of Allstate's direct writings for the type of coverage written by the specific pooling mechanism in the applicable state. Allstate incurred an underwriting gain or (loss) from participation in such mechanisms, mandatory pools and underwriting associations of $1 million, ($68) million and ($134) million in 1997, 1996 and 1995, respectively. The amount of future gains or losses or assessments from the personal and commercial lines shared market mechanisms and pooling arrangements described above cannot be predicted with certainty. Although it is possible that future gains and losses or assessments from such mechanisms and pooling arrangements could have a material effect on results of operations, the Company does not expect them to have a material effect on its financial condition or results of operations.

        GUARANTY FUNDS - Failures of certain large insurers in recent years have increased solvency concerns of regulators. Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Allstate's expenses with respect to such guaranty funds for the years 1997, 1996 and 1995 were $44 million, $35 million and $26 million, respectively. See "Pending Accounting Standards" on page A-24 of the 1998 Proxy Statement, incorporated herein by reference in response to Item 7 hereof.

        INVESTMENT REGULATION - Allstate is subject to state laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain investment categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. As of December 31, 1997, Allstate's investment portfolio complied with such laws and regulations in all material respects.

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

        Environmental pollution clean-up is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to clean-up. The insurance industry is involved in extensive litigation regarding coverage issues. The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfund") govern the clean-up and restoration by "Potentially Responsible Parties" ("PRP's"). Superfund and the mini-Superfunds (Environmental Clean-up Laws or "ECLs") establish a mechanism to pay for clean-up of waste sites if PRP's fail to do so, and to assign liability to PRP's. The extent of liability to be allocated to a PRP is dependent on a variety of factors.
Further, the number of waste sites subject to clean-up is unknown. Very few sites have been subject to clean-up to date. The extent of clean-up necessary and the assignment of liability has not been established. The insurance industry, including Allstate, are disputing many such claims. Key coverage issues include whether Superfund response costs are considered damages under the policies, trigger of coverage, applicability of pollution exclusions, the potential for joint and several liability and definition of an occurrence. Similar coverage issues exist for clean-up and waste sites not covered under Superfund. To date, courts have been inconsistent in their rulings on these issues. Allstate's exposure to liability with regard to its insureds which have been, or may be, named as PRPs is uncertain. See "Discontinued Lines and Coverages", above. Superfund reform proposals have been introduced in both the House of Representatives and the Senate of the current Congress, but none has been enacted at the date of this filing. Allstate will support federal legislation which provides for the resolution of Superfund related claims against insurers at a cost which is fair and affordable to insurers, and which fosters similar state legislation for hazardous waste cleanup at sites covered by state law only. There can be no assurance that any Superfund reform legislation will be enacted or that any such legislation will provide for a fair, effective and cost-efficient system for settlement of Superfund related claims.

        New and proposed federal and state regulation and legislation would allow banks greater participation in securities and insurance businesses. If these proposals are enacted or promulgated, they would present an increased level of competition for the sale of Allstate Life's life and annuity products. Furthermore, the market for deferred annuities and interest-sensitive life insurance is enhanced by the tax incentives available under current law. Any legislative change which lessen these incentives are likely to negatively impact the demand for these products.

        Enacted and pending state legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company could have a number of significant effects on the Company by (1) increasing industry competition through consolidation caused by mergers and acquisitions related to the new corporate form of business; (2) increasing competition in capital markets; and (3) reopening stock-mutual company disagreements related to such issues as taxation disparity between mutual and stock insurance companies.


GEOGRAPHIC DISTRIBUTION OF INSURANCE

        Allstate, through a variety of companies, is authorized to sell property-liability and life insurance in 50 states, the District of Columbia, Puerto Rico and Canada. To a limited extent, Allstate is engaged, through subsidiaries and joint ventures, in the insurance business in Germany, Indonesia and the Republic of Korea. The following tabulation reflects, in percentages, the principal geographic distribution of statutory premiums earned for the property-liability insurance business and statutory premiums for the life insurance business for the year ended December 31, 1997:


                  NY       CA       FL      PA      IL      MI      NJ      MD      GA      NC      OH      TX      LA     Total
                  --       --       --      --      --      --      --      --      --      --      --      --      --     -----
Property-
  Liability       13.0     9.4      7.8     5.3     5.2     4.8     4.5     3.7     3.1     2.8     2.8     2.6     2.6     67.6


                  CA       FL       NE      IL      MA      TX      PA      MI      NJ                              Total
                  --       --       --      --      --      --      --      --      --                              -----

Life              13.6     9.7      8.3     5.7     5.1     4.9     4.9     3.6     3.1                             58.9



              No other jurisdiction accounted for more than 2.5% of the statutory premiums for property-liability insurance or for life insurance.


     SEASONALITY

                Although the insurance business generally is not seasonal, claims and claims expense for the property-liability insurance operations tend to be higher for periods of severe or inclement weather.

     EMPLOYEES

         At December 31, 1997, Allstate employed approximately 51,400 people.

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


FORWARD-LOOKING STATEMENTS

         The statements contained in this Form 10-K and in the Management's Discussion and Analysis portion of the 1998 Proxy Statement, which portion has been incorporated herein by reference in response to Item 7 hereof, that are not historical information are forward-looking statements that are based on management's estimates, assumptions and projections. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes several important factors that could cause the Company's actual results and experience with respect to forward-looking statements to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements:

1. Exposure to Catastrophe Losses - Management believes that the strategies implemented by the Company to manage its exposure to catastrophes will greatly reduce the probability of severe losses in the future, that the implementation of certain described actions taken in Florida and the Northeast United States will reduce the Company's exposure to losses from catastrophes in those areas, and that the Company's exposure to earthquake losses in California has been significantly reduced as a result of its participation in the CEA (see ACatastrophe Exposure" in this Form 10-K and "Catastrophe Losses and Catastrophe Management" in the 1998 Proxy
    Statement). These beliefs are based in part on the efficacy of the techniques and the accuracy of the data used by the Company which are designed to predict the probability of catastrophes and the extent of losses to the Company resulting from catastrophes. Catastrophic events may occur in the future which indicate that such techniques and data do not accurately predict the Company's losses from catastrophes, and the probability and extent of such losses to the Company may differ materially from that which would have been predicted by such techniques and data.

          As noted under "Catastrophe Exposure" in this Form 10-K and "Catastrophe Losses and Catastrophe Management" in the 1998 Proxy Statement, there are other areas of the United States, beside Florida, the Northeast coast and California, in which the Company remains exposed to the possibility of sustaining material losses from catastrophes due to hurricanes and earthquakes.

     These other areas of potential losses due to hurricanes include major metropolitan centers near the eastern and gulf coasts of the United States. Areas in the United States with exposure to potential earthquake losses include areas surrounding the New Madrid fault system in the Midwest and faults in and surrounding Seattle, Washington. Allstate continues to evaluate alternative business strategies to more effectively manage its exposure to catastrophe losses in these and other areas.

2. Personal Injury Severity Trends - The references to favorable personal injury severity trends which management believes may be due in part to the redesign of the Company's bodily injury claim processes (see AProperty-Liability Insurance Claims and Claims Expense Reserves" and "Rate Regulation" in this Form 10-K, and APP&C Underwriting Results" in the 1998 Proxy Statement) reflect statistical data for the periods indicated. Such data for a following period or periods could well indicate that average personal injury severities have materially increased in such subsequent period or periods. Moreover, the recent favorable trends may be reversed in the future because of the increased costs of settlements and adverse judgments in cases which proceed to litigation. In the meantime, however, the current data of reduced personal injury severities may influence state insurance regulators to deny Allstate rate increases which could reduce the growth of the Company's revenues.

    The Company has stated (see "Property-Liability Insurance Claims and Claims Expense Reserves" in this Form 10-K, and "Property-Liability Claims and Claims Expenses Reserves" in the 1998 Proxy Statement) that although the redesign of the claims processes for personal injury claims has resulted in an increased number of claims outstanding, the rate of increase in such outstanding claims will stabilize in 1998. This supposition is based on statistical records of less than a year's duration and continuation of normal frequency trends. The statistics on outstanding personal injury claims in 1998 could indicate an acceleration of the rate of such claims pending which would increase the uncertainty associated with the statistical methods used to establish reserves.

    Management has stated (see "Property-Liability Claims and Claims Expenses Reserves" in the 1998 Proxy Statement) that it does not anticipate unusually large payments and commutations of environmental and asbestos claims in 1998 that would impact the survival ratio of such claims to the same degree as in 1997. Despite management's anticipation, the amount of environmental and/or asbestos claims in 1998 could in fact equal or exceed the 1997 level, with a corresponding adverse impact on the survival ratio for either or both of these types of claims.

3. Decrease in Property-Liability Net Investment Income - The Company expects to experience lower investment yields due, in part, to the reinvestment of proceeds from calls and maturities and the investment of positive cash flows from operations in securities yielding less than the average portfolio rates, given the current low interest rate environment (see "Investment Outlook" in the 1998 Proxy Statement). Any decrease in net investment income will be highly dependent on the interest rate environment that exists in 1998.

4. Liquidity of Allstate Life Portfolio - Management believes that the assets in the Allstate Life portfolio are sufficiently liquid to meet future obligations to life and annuity policyholders in various interest rate scenarios (see ALiquidity" in the 1998 Proxy Statement). However, an unexpected increase in surrenders and withdrawals, coupled with a sharp increase in interest rates could make it difficult for

     Allstate Life to liquidate a sufficient portion of its portfolio to meet such obligations and also maintain its risk-based capital at acceptable levels.

 5. Year 2000 Issues - The Company presently believes that it will be able to timely resolve the Year 2000 issues affecting its computer operations and that the cost of addressing such matters will not have a material impact on Allstate's current financial position, liquidity or results of operations. However, the extent to which the computer operations of the Company's external counterparties and suppliers are adversely affected could, in turn, affect the Company's ability to communicate with such counterparties and suppliers and could materially affect the Company's results of operations in any period or periods.

 6. Expected Growth in Homeowner Premiums - Management believes an opportunity exists to grow homeowners premiums as the implementation of catastrophe management initiatives allows the Company to re-enter certain homeowners markets (see "PP&C Outlook" in the 1998 Proxy Statement). Actions of Allstate's competitors in the homeowners markets could cause Allstate's share of these markets to remain stable or to decline.

 7. Expected Growth in Allstate Life Premiums and Earnings - Allstate Life expects to grow premiums and increase earnings in 1998 through continued accelerated customer-focused product development, expanding market reach by partnering with new carriers in the bank and broker distribution channels, offering a variety of competitive fee-based and spread-based products to satisfy customer preferences in various interest rate environments and leveraging existing scale to produce efficiency and effectiveness gains, in part through investments in technology (see "Allstate Life Outlook" in the 1998 Proxy Statement). Actions of Allstate's competitors and the interest rate environment that exists in 1998 could cause Allstate Life's premium growth or earnings to remain stables or to decline.

 8. Availability of Company's Line of Credit - The Company maintains a $1.50 billion, five-year revolving line of credit and a $50 million one-year revolving line of credit as potential sources of funds to meet short-term liquidity requirements. In order to borrow on the line of credit, AIC is required to maintain a specified statutory surplus level and the Allstate debt to equity ratio (as defined in the credit agreement) must not exceed a designated level. Under "Capital Resources and Liquidity" in the 1998 Proxy Statement, the Company states that management expects to continue to meet such borrowing requirements in the future. The ability of AIC and Allstate to meet these requirements is dependent upon the economic well-being of AIC. Should AIC sustain significant losses from catastrophes, its and Allstate's ability to continue to meet the credit agreement requirement would be lessened. Consequently, Allstate's right to draw upon the line of credit could be diminished or eliminated during a period when it would be most in need of financial resources.

9. Cash for Debt Repayments and Purchase of Pembridge - Under the "Capital Resources and Liquidity" in the 1998 Proxy Statement, the Company has stated it has adequate borrowing capacity and cash flows from operations to fund the purchase of Pembridge, Inc. and to retire certain maturing securities. Should AIC sustain significant losses from catastrophes, its and Allstate's ability to meet these funding requirements would be lessened.

EXECUTIVE OFFICERS

            The following tabulation sets forth the names of the executive officers of the Company, their current ages, the positions with Allstate held by them, and the dates of their first election as officers:


                                                                                                 Date First
Name                    Age                        Position and Offices Held                     Elected Officer
----                    ---                        -------------------------                     ---------------
Jerry D. Choate*........59                         Chairman and Chief Executive
                                                   Officer of the Company and AIC                    1983

Richard I. Cohen........53                         Senior Vice President of AIC                      1989
                                                   (PP&C Claim Service Unit)

Joan M. Crockett........47                         Senior Vice President
                                                   of AIC (Human Resources)                          1994

Edward J. Dixon.........54                         Senior Vice President of AIC                      1988
                                                   (Chairman, Allstate Automobile and
                                                   Fire Insurance Company - Japan)

Robert W. Gary..........59                         Senior Vice President of AIC                      1986
                                                   (President, PP&C Unit)

Steven L. Groot.........48                         Senior Vice President of AIC                      1988
                                                   (President, Allstate Indemnity Company)

Edward M. Liddy.........52                         President and Chief Operating
                                                   Officer of the Company and AIC                    1994

Louis G. Lower, II......52                         President of ALIC                                 1982

Michael J. McCabe.......52                         Senior Vice President of AIC                      1980
                                                   (Marketing and Brand Development)

Ronald D. McNeil........45                         Senior Vice President of AIC                      1994
                                                   (PP&C Unit, Property)

Robert W. Pike..........56                         Vice President, Secretary and
                                                   General Counsel of the Company;
                                                   Senior Vice President, Secretary
                                                   and General Counsel of AIC                        1978

Francis W. Pollard......55                         Senior Vice President and
                                                   Chief Information Officer
                                                   of AIC                                            1984

Casey J. Sylla..........54                         Senior Vice President and                         1995
                                                   Chief Investment Officer of AIC

Rita P. Wilson..........51                         Senior Vice President of AIC                      1988
                                                   (Corporate Relations)

Thomas J. Wilson........40                         Vice President and Chief Financial
                                                   Officer of the Company;
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   of AIC                                            1995
Edward W. Young.........57                         Senior Vice President
                                                   of AIC (President, International                  1984
                                                   and Specialty Lines Unit)


-----------------------
*Also a director of the Company


          No family relationships exist among the above-named individuals.

          Each of the officers named above was elected to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 1997 and until his or her successor is elected and qualified or until such officer resigns.

          With the exception of officers E. Liddy, R. Wilson, T. Wilson, and C. Sylla, the above officers have held the positions set forth in the above tabulation for at least the last five years or have served Allstate in various executive or administrative capacities for at least that length of time. Prior to his election on August 10, 1994 to the position indicated above, Mr. Liddy served Sears in a financial officer capacity since April 1988, and was Sears Senior Vice President and Chief Financial Officer since February 1992. Prior to his election on January 1, 1995 to the position indicated above, T. Wilson served as Sears Vice President, Strategy and Analysis from 1993 until December 31, 1994, and prior to that served as a managing director for Dean Witter from 1986 to 1993. Prior to his election on July 5, 1995 to the position indicated above, Mr. Sylla served as a Senior Vice President for Northwestern Mutual Life Insurance Company from 1992 to 1995, and served as President of an investment management firm from 1989 to 1992. R Wilson was elected to her current position effective May 1, 1996. Prior to that, and since November 1994 she had served as Senior Vice President-Corporate Communications for Ameritech Corporation. From September 1990 until November 1994 R. Wilson was Senior Vice President of AIC.

Item 2.  Properties
------   ----------

            Allstate's home office complex is located in Northbrook, Illinois. The complex consists of 11 buildings of approximately 2 million square feet of office space on a 185 acre site. The Northbrook complex serves as the headquarters for PP&C and ALIC.

            Allstate's field business operations are conducted substantially from 17 offices located principally in metropolitan areas throughout the United States and Canada. Allstate also has approximately 260 claim service offices, sales facilities at approximately 11,300 locations, and approximately 650 automobile damage inspection locations, most of which are located at claim service offices and sales facilities.

            Allstate's home office complex and most major offices are owned. Other facilities are leased, in almost all cases for terms of not more than five years. The Company believes its properties and facilities are adequate and suited to Allstate's current operations.


Item 3.   Legal Proceedings
------    -----------------

          Various legal and regulatory actions are currently pending that involve Allstate and specific aspects of its conduct of business. In the opinion of management, the ultimate liability, if any, in one or more of these actions, in excess of amounts currently reserved is not expected to have a material effect on Allstate's financial position or results of operations. See note 9 to the

Consolidated Financial Statements on pages A-47 and A-48 of the 1998 Proxy Statement incorporated herein by reference in response to Item 8 hereof.


Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------


          None


                                     Part II


Item 5.   Market for Registrant's Common Equity and Related
------    -------------------------------------------------
          Stockholder Matters
          -------------------

          There were 213,792 record holders of the Company=s common stock as of February 17, 1998. The principal market for the Company's common stock is the New York Stock Exchange. The Company's common stock is also listed on the Chicago Stock Exchange. Set forth below are the high and low prices of, and cash dividends declared for, the Company's common stock during 1997 and 1996:



                                            HIGH          LOW           CLOSE          DIVIDENDS
                                                                                       DECLARED

            -----------------------------------------------------------------------------------------
            1997
            First quarter                  68 1/4       56  1/4         59 3/8             .24
            Second quarter                 77           58  5/8         73                 .24
            Third quarter                  81 1/8       70 15/16        80 3/8             .24
            Fourth quarter                 94 3/8       76 15/16        90 1/2             .24
            -----------------------------------------------------------------------------------------

            1996
            First quarter                  46           37 3/8          42               .2125
            Second quarter                 46 1/2       37 3/8          45 5/8           .2125
            Third quarter                  49 3/4       40 7/8          49 1/4           .2125
            Fourth quarter                 60 7/8       48 3/4          57 7/8           .2125
            -----------------------------------------------------------------------------------------
            Stock price  ranges are from the New York Stock  Exchange  Composite
            Listing.



Item 6.   Selected Financial Data
------    -----------------------

          Incorporated by reference to "11-Year Summary of Selected Financial Data" on pages A-2 and A-3 of the 1998 Proxy Statement.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------


          Incorporated by reference to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages A-4 to A-24 of the 1998 Proxy Statement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

          Incorporated by reference to the "Market Risk" discussion on pages A-15 to A-18 of the 1998 Proxy Statement.

Item 8.   Financial Statements and Supplementary Data
------    -------------------------------------------


          The consolidated financial statements of the Company, including the notes to such statements, and other information on pages A-25 to A-56 of the 1998 Proxy Statement and the information under "Quarterly Results" on page A-56 of the 1998 Proxy Statement are incorporated herein by reference.


Item 9.   Changes in and Disagreements with Accountants on
------    ------------------------------------------------
          Accounting and Financial Disclosure
          -----------------------------------

           None

                                    Part III


Item 10. Directors and Executive Officers of the Registrant


           Certain information regarding directors of the Company is incorporated herein by reference to the descriptions under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1998 Proxy Statement.

           Information   regarding   executive   officers   of  the  Company  is
incorporated herein by reference to Item 1 of this Report under the caption "Executive Officers of the Registrant" in Part I hereof.

Item 11. Executive Compensation
-------  ----------------------

           Information regarding executive compensation is incorporated by reference to the material under the captions "Directors' Compensation and Benefits," "Executive Compensation," "Stock Options," "Pension Plans," and "Employment Contracts, Termination of Employment and Change-in-Control Arrangements" in the 1998 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and
-------   ---------------------------------------------------
          Management
          ----------


           Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the 1998 Proxy Statement.


Item 13.  Certain Relationships and Related Transactions
-------   ----------------------------------------------


           Information regarding certain relationships and related transactions is incorporated herein by reference to the material under the heading "Certain Transactions" in the 1998 Proxy Statement.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
-------   -------------------------------------------------------
          Form 8-K
          --------

(a) 1 and 2     An "Index to Financial Statements and Financial Statement
                Schedules" has been filed as a part of this Report beginning on page S-1 hereof.

(a) 3...        Exhibits:

                An"Exhibit  Index"  has  been  filed  as a part of  this  Report beginning on page E-1 hereof and is incorporated herein by reference.

(b).....        Reports on Form 8-K:

                Registrant filed a Current Report on Form 8-K on December 19, 1997 (Items 5 and 7).

                                   SIGNATURES
                                   ----------


          Pursuant to the Requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     THE ALLSTATE CORPORATION
                                                               (Registrant)




                                                   s/Samuel H. Pilch
                                                   ------------------------
                                           By:     Samuel H. Pilch
                                                   Controller
                                                  (Principal Accounting Officer)


                                                   March 10, 1998


             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Signature                        Title                            Date
---------                        -----                            ----


s/ Jerry D. Choate               Chairman and Chief      )
------------------
Jerry D. Choate                  Executive Officer       )
                                 and a Director          )
                                 (Principal Executive    )
                                  Officer)               )
                                                                  March 10, 1998
s/ Thomas J. Wilson              Vice President and      )
Thomas J. Wilson                 Chief Financial         )
                                 Officer                 )
                                 (Principal Financial    )
                                  Officer)               )







Signature                        Title                            Date
---------                        -----                            ----

_______________                  Director                )
James G. Andress

s/Warren L. Batts                Director                )
-----------------
Warren L. Batts

s/Edward A. Brennan              Director                )
-------------------
Edward A. Brennan
                                                                  March 10, 1998
______________                   Director                )
James M. Denny

______________                   Director                )
Michael A. Miles

s/Joshua I. Smith                Director                )
-----------------
Joshua I. Smith

s/Mary Alice Taylor              Director                )
-------------------
Mary Alice Taylor


                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                          YEAR ENDED DECEMBER 31, 1997



The following consolidated financial statements, notes thereto and related information of The Allstate Corporation are incorporated herein by reference to the Company's 1998 Proxy Statement.

                                                                       Page*
                                                                       ----
Consolidated Statements of Operations **                               A-25
Consolidated Statements of Financial Position **                       A-26
Consolidated Statements of Shareholders' Equity **                     A-27
Consolidated Statements of Cash Flows **                               A-28
Notes to the Consolidated Financial Statements                         A-29
Quarterly Results **                                                   A-56

The following additional financial statement schedules and independent auditors' report and consent are furnished herewith pursuant to the requirements of Form 10-K.

The Allstate Corporation                                               Page
------------------------                                               ----
Schedules required to be filed under the provisions of
Regulation S-X Article 7:
Schedule I        Summary of Investments - Other than Investments
                  in Related Parties                                   S-2
Schedule II       Condensed Financial Information of The Allstate
                  Corporation (Registrant)                             S-3
Schedule III      Supplementary Insurance Information                  S-7
Schedule IV       Reinsurance                                          S-8
Schedule V        Valuation and Qualifying Accounts                    S-9
Schedule VI       Supplementary Information Concerning
                  Consolidated Property-Casualty                       S-10
                  Insurance Operations
Independent Auditors' Report                                           S-11
Independent Auditors' Consent                                          S-12

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or in notes thereto.

*     Refers to page number in Company's 1998 Proxy Statement.
**    Incorporated by reference in Item 8 herein.

                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
                       SCHEDULE I - SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1997


($ IN MILLIONS)
                                                                                        FAIR             CARRYING
                                                                         COST           VALUE              VALUE
                                                                         ----           -----              -----
Type of Investment
------------------
Fixed Income Securities, Available for Sale:
    Bonds:
        United States government, government
             agencies and authorities................................ $  3,117        $  3,677             $  3,677
        States, municipalities and political subdivisions............   15,357          16,439               16,439
        Foreign governments..........................................      596             597                  597
        Public utilities.............................................    2,621           2,903                2,903
        Convertibles and bonds with warrants attached................      546             617                  617
        All other corporate bonds....................................   13,181          13,984               13,984
     Mortgage-backed securities......................................    8,264           8,559                8,559
     Asset-backed securities.........................................    3,948           3,996                3,996
     Redeemable preferred stocks.....................................       85              88                   88
                                                                            --              --                   --

         Total fixed income securities                                  47,715          50,860               50,860
                                                                        ------          ======               ------


Equity Securities:
     Common Stocks:
         Public utilities............................................      314             461                  461
         Banks, trusts and insurance companies.......................      448             673                  673
         Industrial, miscellaneous and all other.....................    3,159           4,874                4,874
     Nonredeemable preferred stocks..................................      666             757                  757
                                                                           ---           -----                -----

         Total equity securities.....................................    4,587        $  6,765                6,765
                                                                         -----           =====                -----

Mortgage loans on real estate........................................    3,002                                3,002
Real estate(1) ......................................................      686                                  686
Policy loans.........................................................      527                                  527
Other long-term investments..........................................       21                                   21
Short-term investments...............................................      687                                  687
                                                                           ---                                  ---

          Total Investments..........................................  $57,225                              $62,548
                                                                        ======                               ======

(1)  Includes $234 million of real estate acquired in satisfaction of debt.

                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS



($ IN MILLIONS)                                                                                    YEAR ENDED
                                                                                                 DECEMBER 31,
                                                                                      --------------------------- -----
                                                                                      1997          1996           1995
                                                                                      ----          ----           ----

REVENUES
   Investment income, less investment expense.............................         $    30       $    10       $      6
   Realized capital gains.................................................               5             -              -
   Other income...........................................................             208            29             15
                                                                                       ---           ---            ---
                                                                                       243            39             21

EXPENSES
   Interest expense.......................................................             158           100             80
   Other operating expenses...............................................               6             8              8
                                                                                       ---           ---            ---
                                                                                       164           108             88
                                                                                       ---           ---            ---

Income (loss) from operations before income tax benefit and equity
 .......in net income of subsidiaries......................................              79          (69)           (67)

Income tax benefit........................................................            (42)          (31)           (26)
                                                                                      ----          ----           ----
Income (loss) before equity in net income of subsidiaries.................             121          (38)           (41)

Equity in net income of subsidiaries......................................           2,984         2,113          1,945
                                                                                     -----         -----          -----

   Net income.............................................................          $3,105        $2,075         $1,904
                                                                                     =====         =====          =====

See  accompanying  notes  to  condensed  financial   information  and  notes  to
Consolidated Financial Statements incorporated herein by reference.


                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
                             SCHEDULE II (CONTINUED)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        STATEMENTS OF FINANCIAL POSITION

($ IN MILLIONS)
                                                                                              DECEMBER 31,
                                                                                          ----------------------
                                                                                         1997               1996
                                                                                         ----               ----
ASSETS

   Investments in subsidiaries............................................               $17,041         $14,777
   Investments
     Fixed income securities, at fair value (amortized cost $419).........                   426               -
     Short-term...........................................................                    85             582
                                                                                              --             ---
     Total investments....................................................                   511             582
   Receivable from subsidiaries...........................................                   441             152
   Dividends receivable from subsidiaries.................................                   110               -
   Other assets...........................................................                    97              99
                                                                                          ------          ------
     TOTAL ASSETS.........................................................               $18,200         $15,610
                                                                                          ======          ======

LIABILITIES
   Short-term debt........................................................             $     199       $     152
   Long-term debt.........................................................                 1,457           1,207
   Payable to subsidiaries................................................                   773             773
   Dividends payable to shareholders......................................                   103              10
   Other liabilities......................................................                    58              16
                                                                                           -----           -----
     TOTAL LIABILITIES....................................................                 2,590           2,158
                                                                                           -----           -----

SHAREHOLDERS' EQUITY
   Preferred stock, $1 par value, 25 million shares authorized, none issued........................................................
   Common stock,  $.01 par value, 1.0 billion shares  authorized and 450 million issued; 425 million and 442 million shares
       outstanding........................................................                     5               5
   Additional capital paid-in.............................................                 3,120           3,133
   Unrealized net capital gains...........................................                 2,821           2,003
   Unrealized foreign currency translation adjustments....................                   (36)             21
   Retained income........................................................                11,646           8,958
   Deferred ESOP expense..................................................                  (281)           (280)
   Treasury stock, at cost (25 million and 8 million shares)..............                (1,665)           (388)
                                                                                         -------           -----
     TOTAL SHAREHOLDERS' EQUITY...........................................                15,610          13,452
                                                                                          ------          ------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................               $18,200         $15,610
                                                                                          ======          ======

See  accompanying  notes  to  condensed  financial   information  and  notes  to
Consolidated Financial Statements incorporated herein by reference.


                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
                             SCHEDULE II (CONTINUED)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

($ IN MILLIONS)                                                                                   YEAR ENDED
                                                                                                  DECEMBER 31,
                                                                                     ----------------------------------
                                                                                    1997             1996          1995
                                                                                    ------           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income................................................................          $3,105         $2,075        $1,904
   Adjustments to reconcile net income to net cash provided by operating activities
     Equity in net income of subsidiaries.................................          (2,984)        (2,113)       (1,945)
     Realized  capital gains..............................................              (5)             -             -
     Dividends received from subsidiaries.................................             623            525           455
     Changes in other operating assets and liabilities....................            (233)            (5)           11
                                                                                     -----          -----         -----
       Net cash provided by operating activities..........................             506            482           425
                                                                                      ----            ---           ---

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of fixed income securities.........................             789              -             -
   Investment purchases of fixed income securities........................            (363)             -             -
   Capital contribution to subsidiaries...................................               -            (23)            -
   Change in short-term investments, net..................................             427           (543)          (27)
                                                                                      ----           -----          ----
       Net cash provided by (used in) investing activities................             853           (566)          (27)
                                                                                      ----           -----          ----

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in short-term debt, net.........................................              47            152             -
   Transfers to subsidiaries through intercompany loan agreement,
   ........net............................................................             (47)          (152)            -
   Proceeds from issuance of long-term debt...............................             250              -           357
   Proceeds from borrowings from subsidiaries                                            -            773             -
   Payment to Sears for transfer of ESOP..................................               -              -          (327)
   Dividends paid to shareholders.........................................            (323)          (378)         (350)
   Treasury stock purchases...............................................          (1,358)          (336)          (60)
   Other..................................................................              72             25           (18)
                                                                                     -----            ----          ----

       Net cash provided by (used in) financing activities................          (1,359)            84          (398)
                                                                                     -----            ----         -----

CASH AT END OF YEAR.......................................................          $    -         $    -       $     -
                                                                                    ==========      =========    =========


See  accompanying  notes  to  condensed  financial   information  and  notes  to
Consolidated Financial Statements incorporated herein by reference.

                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
                             SCHEDULE II (CONTINUED)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION


1.    GENERAL

The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in The Allstate Corporation 1998 Proxy Statement.

The long-term and short-term debt and credit lines presented in Note 8 "Debt" on page A-46 of the 1998 Proxy Statement, with the exception of the Floating Rate Notes, are direct obligations of the Registrant.

To conform with the 1997 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

2.    RECEIVABLE AND PAYABLE TO SUBSIDIARIES

The majority of the proceeds from the issuance of the commercial paper have been loaned to subsidiaries through an intercompany loan agreement and used for general purposes.

In 1996, the Registrant borrowed $750 million from its subsidiary trusts at a weighted-average interest rate of 7.92%. These borrowings consist of $550 million and $200 million of debentures which mature in 2026 and 2045, respectively, and are redeemable by the Registrant in whole or in part beginning in 2001 and 2006, respectively. The maturity of the $550 million debenture may be extended to 2045. The Registrant recorded $59 million and $6 million of interest expense in 1997 and 1996, respectively, related to these borrowings.

3.    OTHER INCOME

In 1997,  the Company  reinstituted  its practice  related to the  settlement of
certain   employee   benefits  of  its   subsidiaries,   mainly  profit  sharing
obligations.

4. SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING ACTIVITY AND CASH FLOW INFORMATION

During 1997, the Registrant received a $768 million dividend from a subsidiary in the form of fixed income securities.

The Registrant paid $144 million, $87 million and $70 million of interest on debt in 1997, 1996 and 1995, respectively.

                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION



($ IN MILLIONS)                                     AT DECEMBER 31,
                                      ----------------------------------------

                                                      RESERVES
                                                     FOR CLAIMS,
                                                       CLAIMS
                                         DEFERRED      EXPENSE
                                          POLICY         AND
                                        ACQUISITION   CONTRACT
              SEGMENT                      COSTS      BENEFITS      UNEARNED
                                           -----      --------
                                                                    PREMIUMS
                                                                    --------
------------------------------------
1997
----
Property-liability operations
  PP&C................................       $  844      $14,408         $6,168
  Discontinued lines and
    coverages.........................            -        2,995              1
                                               ----       ------          -----
  Total property-liability............          844       17,403          6,169
Life and annuity operations...........        1,982       27,471             64
Corporate and other eliminations......            -            -              -
                                              ------      ------          -----
Total.................................       $2,826      $44,874         $6,233
                                              =====       ======          =====

($ IN MILLIONS)                                                       FOR THE YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------------------------------------

                                                                       CLAIMS,
                                           PREMIUM                     CLAIMS      AMORTIZATION
                                           REVENUE                     EXPENSE          OF            OTHER         PREMIUMS
                                             AND           NET           AND          POLICY        OPERATING       WRITTEN
              SEGMENT                     CONTRACT     INVESTMENT     CONTRACT      ACQUISITION     COSTS AND      (EXCLUDING

                                           CHARGES     INCOME (1)     BENEFITS         COSTS         EXPENSES        LIFE)
                                           -------     ----------     --------         -----         --------        -----
------------------------------------
1997
----
Property-liability operations
  PP&C................................       $18,600                     $13,333           $2,491        $1,635         $18,787
  Discontinued lines and
    coverages.........................             4                           3                -            19               2
                                              ------                      ------            -----         -----          ------
  Total property-liability............        18,604          1,746       13,336            2,491         1,654          18,789
Life and annuity operations...........         1,502          2,085        2,415              298           302             132
Corporate and other eliminations......             -             30            -                -          (19)               -
                                              ------          -----       ------            -----         -----          ------
Total.................................       $20,106         $3,861      $15,751           $2,789        $1,937         $18,921
                                              ======          =====       ======            =====         =====          ======

(1) A single investment portfolio supports the Property-liability segment.



($ IN MILLIONS)                                     AT DECEMBER 31,
                                      ----------------------------------------

                                                      RESERVES
                                                     FOR CLAIMS,
                                                       CLAIMS
                                         DEFERRED      EXPENSE
                                          POLICY         AND
                                        ACQUISITION   CONTRACT
              SEGMENT                      COSTS      BENEFITS      UNEARNED
                                           -----      --------
                                                                    PREMIUMS
                                                                    --------
------------------------------------
1996
----
Property-liability operations
  PP&C................................       $  777      $13,909         $6,070
  Discontinued lines and
    coverages.........................            -        3,473              2
                                              -----       ------          -----
  Total property-liability............          777       17,382          6,072
Life and annuity operations...........        1,837       26,407            102
Corporate and other eliminations......            -            -              -
                                              -----       ------          -----
Total.................................       $2,614      $43,789         $6,174
                                              =====       ======          =====

($ IN MILLIONS)                                                       FOR THE YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------------------------------------

                                                                       CLAIMS,
                                           PREMIUM                     CLAIMS      AMORTIZATION
                                           REVENUE                     EXPENSE          OF            OTHER         PREMIUMS
                                             AND           NET           AND          POLICY        OPERATING       WRITTEN
              SEGMENT                     CONTRACT     INVESTMENT     CONTRACT      ACQUISITION     COSTS AND      (EXCLUDING

                                           CHARGES     INCOME (1)     BENEFITS         COSTS         EXPENSES        LIFE)
                                           -------     ----------     --------         -----         --------        -----
------------------------------------
1996
----
Property-liability operations
  PP&C................................       $17,708                     $13,574           $2,023        $1,676         $17,978
  Discontinued lines and
    coverages.........................           658                         913              116           130             608
                                              ------              -       ------            -----         -----          ------
  Total property-liability............        18,366          1,758       14,487            2,139         1,806          18,586
Life and annuity operations...........         1,336          2,045        2,312              203           308             173
Corporate and other eliminations......             -             10            -                -           (2)               -
                                              ------          -----       ------            -----         -----          ------
Total.................................       $19,702         $3,813      $16,799           $2,342        $2,112         $18,759
                                              ======          =====       ======            =====         =====          ======

(1) A single investment portfolio supports the Property-liability segment.



($ IN MILLIONS)                                     AT DECEMBER 31,
                                      ----------------------------------------

                                                      RESERVES
                                                     FOR CLAIMS,
                                                       CLAIMS
                                         DEFERRED      EXPENSE
                                          POLICY         AND
                                        ACQUISITION   CONTRACT
              SEGMENT                      COSTS      BENEFITS      UNEARNED
                                           -----      --------
                                                                    PREMIUMS
                                                                    --------
------------------------------------
1995
----
Property-liability operations
  PP&C................................       $  532      $12,841         $5,661
  Discontinued lines and
    coverages.........................           72        4,846            469
                                              -----       ------          -----
  Total property-liability............          604       17,687          6,130
Life and annuity operations...........        1,400       25,217             58
Corporate and other eliminations......            -            -              -
                                              --------    ------          -----
Total.................................       $2,004      $42,904         $6,188
                                              =====       ======          =====

($ IN MILLIONS)                                                       FOR THE YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------------------------------------

                                                                       CLAIMS,
                                           PREMIUM                     CLAIMS      AMORTIZATION
                                           REVENUE                     EXPENSE          OF            OTHER         PREMIUMS
                                             AND           NET           AND          POLICY        OPERATING       WRITTEN
              SEGMENT                     CONTRACT     INVESTMENT     CONTRACT      ACQUISITION     COSTS AND      (EXCLUDING

                                           CHARGES     INCOME (1)     BENEFITS         COSTS         EXPENSES        LIFE)
                                           -------     ----------     --------         -----         --------        -----
------------------------------------
1995
----
Property-liability operations
  PP&C................................       $16,524                     $12,648           $1,768        $1,808         $16,941
  Discontinued lines and
    coverages.........................         1,016                       1,040              191           148           1,024
                                              ------              -       ------            -----         -----          ------
  Total property-liability............        17,540          1,630       13,688            1,959         1,956          17,965
Life and annuity operations...........         1,368          1,992        2,381              184           290             180
Corporate and other eliminations......             -              5            -                -             1               -
                                              ------          -----       ------            -----         -----          ------
Total.................................       $18,908         $3,627      $16,069           $2,143        $2,247         $18,145
                                              ======          =====       ======            =====         =====          ======

(1) A single investment portfolio supports the Property-liability segment.

                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
                            SCHEDULE IV - REINSURANCE

($ IN MILLIONS)

                                                                                                   PERCENT OF
                                                         CEDED TO     ASSUMED FROM                   AMOUNT
                                             GROSS         OTHER          OTHER          NET         ASSUMED
                                            AMOUNT       COMPANIES      COMPANIES      AMOUNT        TO NET
                                            ------       ---------      ---------      ------        ------
YEAR ENDED DECEMBER 31, 1997

Life insurance in force...................  $ 247,048      $  52,760      $     144     $194,432         0.1%
                                             ========        =======          =====      =======

Premiums and contract charges:
  Life insurance........................... $   1,401      $     165      $       -     $  1,236           -%

  Accident-health insurance.............          274             29             21          266         7.9%

  Property-liability insurance...........      18,872            366             98       18,604         0.5%
                                               ------            ---             --       ------

Total premiums and contract charges.       $   20,547    $       560      $     119    $  20,106         0.6%
                                            =========      =========          =====     ========

YEAR ENDED DECEMBER 31, 1996

Life insurance in force................... $ 219,453     $    33,232      $     124    $ 186,345         0.1%
                                             ========        =======            ===      =======

Premiums and contract charges:

  Life insurance.........................  $   1,163     $        94      $       -    $   1,069           -%

  Accident-health insurance.............         252               2             17          267         6.4%

  Property-liability insurance...........     18,487             479            358       18,366         1.9%
                                              ------             ---            ---       ------

Total premiums and contract charges.       $  19,902     $       575      $     375    $  19,702         1.9%
                                             ========       ========           ====     ========

YEAR ENDED DECEMBER 31, 1995

Life insurance in force................... $ 176,615     $    14,057      $     140     $162,698         0.1%
                                             =======         =======            ===      =======

Premiums and contract charges:

  Life insurance...........................$   1,164     $        43      $       -     $  1,121           -%

  Accident-health insurance................      240               4             11          247         4.5%

  Property-liability.......................   17,540             524            524       17,540         3.0%
                                              ------             ---            ---       ------

Total premiums and contract charges.       $  18,944     $       571       $    535    $  18,908         2.8%
                                             ========      =========            ===     ========

                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
            SCHEDULE V - VALUATION ALLOWANCE AND QUALIFYING ACCOUNTS

                                                          ADDITIONS
                                              ----------------------------------
($ IN MILLIONS)
                                          BALANCE AT      CHARGED TO                                                 BALANCE
                                          BEGINNING       COSTS AND           OTHER                                  AT END
              DESCRIPTION                 OF PERIOD        EXPENSES         ADDITIONS       DEDUCTIONS (1)          OF PERIOD
              -----------                 ---------        --------         ---------       ---------------         ---------

YEAR ENDED DECEMBER 31, 1997
Allowance for estimated losses on
mortgage loans and real estate.......     $  76            $  (21)                          $    16                 $   39

Allowance for reinsurance recoverable       163                 -                                16                    147

Allowance for premium installment
receivable..........................         57               109                               105                     61

YEAR ENDED DECEMBER 31, 1996

Allowance for estimated losses on
mortgage loans and real estate.......       100                14                                38                     76


Allowance for reinsurance recoverable       246                18                               101                    163

Allowance for premium installment
receivable..........................         30               112                                85                     57

YEAR ENDED DECEMBER 31, 1995

Allowance for estimated losses on
mortgage loans and real estate.......        97                50                                47                    100

Allowance for reinsurance recoverable       126               133                                13                    246

Allowance for premium installment
receivable..........................          -                63                                33                     30


(1) Deductions in allowance for estimated losses on mortgage loans include amounts transferred to real estate. Deductions in allowance for reinsurance recovered represent write-offs, net of recoveries, of amounts determined to be uncollectible.

                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
         SCHEDULE VI -SUPPLEMENTARY INFORMATION CONCERNING CONSOLIDATED
                     PROPERTY-CASUALTY INSURANCE OPERATIONS

($ IN MILLIONS)

                                                                      AT DECEMBER 31,
                                                              ---------------------------------

                                                                   1997       1996        1995
                                                                   ----       ----        ----

Deferred policy acquisition costs.........................    $     844  $     777   $     604
Reserves for unpaid claims and claim adjustments..........       17,403     17,382      17,687
Unearned premiums.........................................        6,169      6,072       6,130


($ IN MILLIONS)
                                                                  YEAR ENDED DECEMBER 31,
                                                              ---------------------------------

                                                                   1997       1996        1995
                                                                   ----       ----        ----
Earned premiums...........................................    $  18,604   $ 18,366   $  17,540

Net investment income.....................................        1,746      1,758       1,630

Claims and claims adjustment expense incurred
   Current year...........................................       14,013     14,823      14,113
   Prior years............................................         (677)      (336)       (425)
Amortization of deferred policy acquisition costs.........        2,491      2,139       1,959
Paid claims and claims adjustment expense.................       13,161     15,045      12,938
Premiums written..........................................       18,789     18,586      17,965


                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of The Allstate Corporation:

We have audited the consolidated financial statements of The Allstate Corporation and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 20, 1998; such consolidated financial statements and report are included in The Allstate Corporation 1998 Proxy Statement to Stockholders and are incorporated herein by reference. Our audits also include the financial statement schedules of The Allstate Corporation and subsidiaries, listed in the Index at Item 14 (a) 2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.






Deloitte & Touche LLP


Chicago, Illinois
February 20, 1998

                                                                     Exhibit 23




                          INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in Registration Statement Nos. 33-88540, 333-10857 and 333-34583 on Form S-3 and Registration Statement Nos. 33-77928, 33-93758, 33-93760, 33-93762, 33-99132, 33-99136, 33-99138, 333-04919,
333-16129,  333-23309,  333-40283,  333-40285  and  333-40289 on Form S-8 of The
Allstate Corporation of our reports dated February 20, 1998, appearing in or incorporated by reference in this Annual Report on Form 10-K of The Allstate Corporation for the year ended December 31, 1997.





Deloitte & Touche LLP


Chicago, Illinois
March 25, 1998

                                  EXHIBIT INDEX



                       The Allstate Corporation Form 10-K
                      For the Year Ended December 31, 1997



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





                                      E-1





      Exhibit                                                                           Sequential
      No.                       Document Description                                    Page No.
      -------                   --------------------                                    ----------

      10.3                      IPO Related Intercompany Agreement,
                                dated as of May 29, 1993, between The
                                Allstate Corporation and Sears, Roebuck
                                and Co.  Incorporated by reference to
                                Exhibit 10.15 to Registration Statement
                                No. 33-59676.

      10.4                      Tax Sharing Agreement dated May 14,1993 between
                                Sears,  Roebuck and Co. and its subsidiaries.
                                Incorporated by reference to Exhibit 10.6 to Amendment No. 3 to Registration Statement No.
                                33-59676.

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

      10.12*                    The Allstate Corporation Deferred
                                Compensation Plan, as amended and
                                restated effective November 11, 1997.

      10.13*                    The Allstate Corporation
                                Amended and Restated Deferred
                                Compensation Plan for Non-Employee
                                Directors, as amended and restated
                                as of February 5, 1997.

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

      10.16*                    The Allstate Corporation Equity
                                Incentive Plan, as amended and
                                restated on August 14, 1997.
                                Incorporated by reference to Exhibit
                                4(c) to the Company's Registration
                                Statement No. 333-34583.

      10.17*                    Form of stock option under the
                                Equity Incentive Compensation Plan.
                                Incorporated by reference to
                                Exhibit 10.18 to the Company's
                                Annual Report on Form 10-K for the
                                fiscal year ended December 31, 1995.**



      Exhibit                                                                           Sequential
      No.                       Document Description                                    Page No.
      -------                   --------------------                                    ----------
      10.18*                    Form of restricted stock grant
                                under the Equity Incentive Plan.
                                Incorporated by reference to
                                Exhibit 10.18 to the Company's Annual
                                Report on Form 10-K for the fiscal
                                year ended December 31, 1996.**

      10.19*                    The Allstate Corporation Equity
                                Incentive Plan for Non-Employee
                                Directors as amended and restated on
                                August 14, 1997.  Incorporated by
                                reference to Exhibit 4(e) to the
                                Company's Registration Statement
                                No. 333-34583

      10.20*                    The Allstate Corporation Employees
                                Replacement Stock Plan, as amended
                                and restated on August 14, 1997.
                                Incorporated by reference to
                                Exhibit 4(d) to the Company's
                                Registration Statement No. 333-34583.

      10.21*                    Form of stock option under the
                                Replacement Stock Plan.
                                Incorporated by reference to
                                Exhibit 10.21 to the Company=s
                                Annual Report on Form 10-K for
                                the fiscal year ended
                                December 31, 1995.**

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

      11                        Computation of Earnings per
                                Common Share.

      12                        Computation of Earnings to Fixed
                                Charges Ratio.

      21                        Subsidiaries of the Registrant.






      Exhibit                                                                           Sequential
      No.                       Document Description                                    Page No.
      -------                   --------------------                                    ----------
      23                        Independent Auditors' Consent.

      27                        Financial Data schedule, submitted
                                electronically to the Securities and
                                Exchange Commission for information
                                only and not filed.















      --------------------

      * A management contract or compensatory plan or arrangement. ** SEC File No. 1-11840