Form 10-Q
period 1998-03-31
ALLSTATE CORP
filed 1998-05-14
CIK 899051

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

                  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                   YES /X/ NO

AS OF APRIL 30, 1998, THE REGISTRANT HAD 419,817,896 COMMON SHARES, $.01 PAR VALUE, OUTSTANDING.

                            THE ALLSTATE CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                 MARCH 31, 1998

PART I   FINANCIAL INFORMATION                                    PAGE

Item 1.  Financial Statements.

         Condensed Consolidated Statements of Operations for
         the Three Months Ended  March 31, 1998 and 1997            1
         (unaudited).

         Condensed Consolidated Statements of Financial
         Position as of March 31, 1998 (unaudited) and              2
         December 31, 1997.

         Condensed Consolidated Statements of Cash Flows for
         the Three Months Ended  March 31 ,1998 and 1997            3
         (unaudited).

         Notes to Condensed Consolidated Financial Statements       4
         (unaudited).

         Independent Accountants' Review Report.                    8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of  Operations.                      9

PART II  - OTHER INFORMATION

Item 6.  Exhibits and Reports of Form 8-K.                         19

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three months ended
                                                                March 31,
                                                           ------------------
                                                                1998   1997
                                                               -----   -----
                                                                (Unaudited)
(In millions except per share data)

REVENUES
    Property-liability insurance premiums earned             $4,747   $4,560
    Life and annuity premiums and contract charges              353      355
    Net investment income                                       964      944
    Realized capital gains and losses                           386      320
                                                              -----    -----
                                                              6,450    6,179
                                                              -----    -----
COSTS AND EXPENSES
    Property-liability insurance claims and claims expense    3,303    3,368
    Life and annuity contract benefits                          575      583
    Amortization of deferred policy acquisition costs           724      667
    Operating costs and expenses                                472      453
    Interest expense                                             26       24
                                                              -----    -----
                                                              5,100    5,095
                                                              -----    -----
INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE,
    DIVIDENDS ON PREFERRED SECURITIES, AND EQUITY
    IN NET INCOME OF UNCONSOLIDATED SUBSIDIARY               1,350     1,084

INCOME TAX EXPENSE                                             414       317
                                                             -----     -----
INCOME BEFORE DIVIDENDS ON PREFERRED SECURITIES AND
    EQUITY IN NET INCOME OF UNCONSOLIDATED SUBSIDIARY          936       767

DIVIDENDS ON PREFERRED SECURITIES OF SUBSIDIARY TRUSTS          (9)       (9)

EQUITY IN NET INCOME OF UNCONSOLIDATED SUBSIDIARY                9         9
                                                             -----     -----

NET INCOME                                                  $  936    $  767
                                                             =====     =====
EARNINGS PER SHARE:

NET INCOME PER SHARE - BASIC                                $ 2.21    $ 1.74
                                                             =====     =====
WEIGHTED AVERAGE SHARES - BASIC                              422.6     440.0
                                                             =====     =====
NET INCOME PER SHARE - DILUTED                              $ 2.20    $ 1.73
                                                             =====     =====
WEIGHTED AVERAGE SHARES - DILUTED                            425.0     442.3
                                                             =====     =====

           See notes to condensed consolidated financial statements.

                                       -1-

                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                                                    March 31,    December 31,
($ in millions)                                                                       1998            1997
                                                                                   ---------     ----------
                                                                                   (Unaudited)
Assets
Investments
     Fixed income securities, at fair value(amortized cost $48,603 and $47,715)    $ 51,628        $ 50,860
     Equity securities at fair value (cost $4,467 and $4,587)                         6,968           6,765
     Mortgage loans                                                                   3,066           3,002
     Real estate                                                                        673             686
     Short-term                                                                       2,001             687
     Other                                                                              553             548
                                                                                    -------          ------
        Total investments                                                            64,889          62,548

Premium installment receivables, net                                                  3,062           2,959
Deferred policy acquisition costs                                                     2,886           2,826
Reinsurance recoverables, net                                                         2,050           2,048
Property and equipment, net                                                             754             741
Accrued investment income                                                               655             711
Cash                                                                                    263             220
Other assets                                                                          1,422           1,283
Separate Accounts                                                                     8,555           7,582
                                                                                   --------         -------
        Total assets                                                              $  84,536       $  80,918
                                                                                  =========         =======
Liabilities

Reserve for property-liability insurance claims and claims expense                $  17,374       $  17,403
Reserve for life-contingent contract benefits                                         7,141           7,082
Contractholder funds                                                                 20,525          20,389
Unearned premiums                                                                     6,223           6,233
Claim payments outstanding                                                              621             599
Other liabilities and accrued expenses                                                4,978           3,193
Deferred income taxes                                                                   434             381
Short-term debt                                                                         251             199
Long-term debt                                                                        1,497           1,497
Separate Accounts                                                                     8,555           7,582
                                                                                    -------         -------
        Total liabilities                                                         $  67,599       $  64,558
                                                                                    -------         -------

Commitments and Contingent Liabilities (Notes 2 and 4)

Mandatorily Redeemable Preferred Securities of Subsidiary  Trusts                      750             750

Shareholders' equity
Preferred stock, $1 par value, 25 million shares authorized, none issued                 -               -
Common stock, $.01 par value, 1 billion shares authorized and 450 million
     issued, 420 million and 425 million shares outstanding                              5               5
Additional capital paid-in                                                           3,106           3,120
Retained income                                                                     12,468          11,646
Deferred ESOP expense                                                                 (252)           (281)
Treasury stock, at cost (30 million and 25 million)                                 (2,063)         (1,665)

Accumulated other comprehensive income:
     Unrealized net capital gains                                                    2,959           2,821
     Unrealized foreign currency translation adjustments                               (36)            (36)
                                                                                    ------          ------
     Total accumulated other comprehensive income                                    2,923           2,785
                                                                                    ------          ------
     Total shareholders' equity                                                     16,187          15,610
                                                                                    ------         -------
     Total liabilities and shareholders' equity                                    $84,536         $80,918
                                                                                    ======          ======


           See notes to condensed consolidated financial statements.

                                   -2-

                   THE ALLSTATE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Three months ended
                                                                March 31,
                                                            -------------------
($ in millions)                                              1998          1997
                                                            -----         -----
                                                                (Unaudited)
Cash flows from operating activities
   Net income                                             $   936       $   767
   Adjustments to reconcile net income to
     net cash provided by operating activities

     Depreciation, amortization and other non-cash items       (5)            1
     Realized capital gains and losses                       (386)         (320)
     Interest credited to contractholder funds                303           300
     Change in policy benefit and other insurance reserves    (55)            7
     Decrease in unearned premiums                            (10)          (63)
     Increase in deferred policy acquisition costs            (48)          (67)
     Increase in premium installment receivables, net        (103)          (45)
     Change in reinsurance recoverables, net                   (2)          (47)
     Change in deferred income taxes                          (26)          182
     Changes in other operating assets and liabilities        285            43
                                                            ------       ------
        Net cash provided by operating activities             889           758
                                                            ------       ------
Cash flows from investing activities
   Proceeds from sales
     Fixed income securities                               3,600          2,766
     Equity securities                                     1,421          1,005
   Investment collections
     Fixed income securities                               1,082          1,132
     Mortgage loans                                           41            103
   Investment purchases
     Fixed income securities                              (5,189)        (4,685)
     Equity securities                                    (1,018)          (577)
     Mortgage loans                                         (103)          (110)
   Change in short-term investments, net                    (138)           193
   Change in other investments, net                           10              5
   Purchases of property and equipment, net                  (43)           (25)
                                                           ------         ------
       Net cash used in investing activities                (337)          (193)
                                                           ------         ------
Cash flows from financing activities
   Change in short-term debt, net                             52            (54)
   Contractholder fund deposits                              695            591
   Contractholder fund withdrawals                          (744)          (687)
   Dividends paid                                           (114)          (106)
   Treasury stock purchases                                 (444)          (316)
   Other                                                      46             20
                                                          ------         ------
       Net cash used in financing activities                (509)          (552)
                                                          ------         ------
Net increase in cash                                          43             13
Cash at beginning of period                                  220            116
                                                          ------         ------
Cash at end of period                                   $    263       $    129
                                                          ======         ======

           See notes to condensed consolidated financial statements.

                                      -3-

                   THE ALLSTATE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     The condensed consolidated financial statements and notes as of March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Appendix A of the 1998 Proxy Statement and Annual Report on Form 10-K for 1997. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" under the guidance of SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." As a result, the Company has recorded an asset and corresponding liability representing the collateral received in connection with the Company's securities lending program. The cash collateral held is recorded in short-term investments with the offsetting liability being reflected in other liabilities in the condensed consolidated statements of financial position. In accordance with SFAS No. 127, the condensed consolidated statements of financial position for prior periods have not been restated.

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is a measurement of certain changes in shareholders' equity that result from transactions and other economic events other than transactions with shareholders. For Allstate, these changes consist of changes in unrealized gains and losses of the investment portfolio and unrealized foreign currency translation adjustments. These amounts, presented as other comprehensive income, net of related taxes, are added to net income which results in comprehensive income. The required disclosures are presented in
Note 5.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. Specifically, certain external, payroll and payroll related costs should be capitalized during the application development state of a project and depreciated over the computer software's useful life. The Company has adopted the SOP effective January 1, 1998.

     To conform with the 1998 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

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

     In 1986, the general liability policy form used by Allstate and others in the property-liability industry was amended to introduce an "absolute pollution exclusion," which excluded coverage for environmental damage claims and added an asbestos exclusion. Most general liability policies issued prior to 1987 contain annual aggregate limits for product liability coverage, and policies issued after 1986 also have an annual aggregate limit as to all coverages. Allstate's experience to date is that these policy form changes have effectively limited its exposure to environmental and asbestos claim risks assumed, as well as primary commercial coverages written, for most policies written in 1986 and all policies written after 1986. Allstate's reserves for environmental and asbestos claims, net of reinsurance recoverables of $358 million and $388 million, were $1.08 billion and $1.10 billion at March 31, 1998 and December 31, 1997, respectively.

     Management believes its net loss reserves for environmental, asbestos and mass tort claims are appropriately established based on available facts, technology, laws and regulations. However, due to the inconsistencies of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties, the ultimate cost of these claims may vary materially from the amounts currently recorded, resulting in an increase in the loss reserves. In addition, while the Company believes that improved actuarial techniques and databases have assisted in its ability to estimate environmental, asbestos and mass tort net loss reserves, these refinements may subsequently prove to be inadequate indicators of the extent of probable loss. Due to the uncertainties and factors described above, management believes it is not practicable to develop a meaningful range for any such additional net loss reserves that may be required.

3. REINSURANCE

   Property-liability insurance premiums and life and annuity premiums and contract charges are net of reinsurance ceded for the three months ended March 31 as follows:

   ($ in millions)                        1998    1997
                                          ----    ----
   Property-liability premiums            $110    $124

   Life and annuity premiums and
   contract charges                         46      39


    Property-liability insurance claims and claims expense and life and annuity contract benefits are net of reinsurance recoveries for the three months ended March 31 as follows:



   ($ in millions)                           1998    1997
                                             ----    ----
   Property-liability insurance  claims
   and claims expense                        $66     $82

   Life and annuity contract benefits         16      11


4. REGULATION AND LEGAL PROCEEDINGS

    The Company's insurance businesses are subject to the effects of a changing social, economic and regulatory environment. Public and regulatory initiatives have varied and have included efforts to adversely influence and restrict premium rates, restrict the Company's ability to cancel policies, impose underwriting standards and expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

     In April 1998, Federal Bureau of Investigation agents executed search warrants at three offices of Allstate for documents relating to the handling of some claims for losses resulting from the 1994 earthquake in Northridge, California. Allstate received a subpoena issued April 24, 1998, from the U.S. District Court for the Central District of California, in connection with a Los Angeles grand jury preceeding, for the production of documents and records relating to the Northridge earthquake. Allstate is cooperating with the investigation. The Company believes that the investigation may relate, in part, to allegations in civil suits filed in California against Allstate. The allegations in one lawsuit include statements by a former Allstate employee to the effect that Allstate systematically pressured engineering firms retained by Allstate to improperly alter their reports to reduce the amount of claims payable to some insureds claiming losses as a result of the earthquake. Allstate denies the allegations in each lawsuit and will vigorously defend the lawsuits. The impact to the Company in resolving these matters is not presently determinable.

     Various other legal and regulatory actions are currently pending that involve Allstate and specific aspects of its conduct of business. In the opinion of management, the ultimate liability, if any, in one or more of these actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.
                                      -6-

5. COMPREHENSIVE INCOME

   The following summarizes the components of other comprehensive income on a pretax and after-tax basis for the three months ended March 31 as follows:

($ in millions)                                1998                         1997
                                      -------------------------    ------------------------
                                              Income                       Income
                                               tax                          tax
                                      Pretax  effect  After-tax    Pretax  effect After-tax
                                      ------  ------  ---------    ------  ------ ---------
Unrealized capital gains and losses:
 Unrealized holding gains (losses)
  arising during the period          $601     $(210)  $  391      $(603)  $ 211  $(392)
 Less: reclassification
  adjustment for realized
  net capital gains included
  in net income                       389      (136)     253        315    (110)   205
                                      ---      -----     ---       ----    -----  ---
Unrealized net capital gains
 (losses)                             212       (74)     138       (918)    321   (597)
Unrealized foreign currency
 translation adjustments                -         -        -         (9)      3     (6)
                                    -----     -----     ----       ----    ----   ----
Other comprehensive income           $212      $(74)     138      $(927)   $324   (603)
                                      ===      ====     ----       =====    ===   ----
Net income                                               936                       767
                                                        ----                      ----
Comprehensive income                                  $1,074                      $164
                                                       =====                      ====


6. ACQUISITION OF PEMBRIDGE INC.

     In April 1998, the Company purchased a 93.6% controlling interest in Pembridge Inc. ("Pembridge") as a result of shares tendered pursuant to the Company's offer in January 1998, to purchase all of the outstanding shares of Pembridge for approximately $275 million. Pembridge primarily sells non-standard auto insurance in Canada through its wholly-owned subsidiary Pafco Insurance Company. The Company intends to purchase the remaining outstanding shares by the end of the second quarter.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of The Allstate Corporation:

     We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries as of March 31, 1998, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended, not presented herein. In our report dated February 20, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

Deloitte & Touche LLP

Chicago, Illinois
May 13, 1998

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three-Month Periods Ended March 31, 1998 and 1997

     The following discussion highlights significant factors influencing results of operations and changes in financial position of The Allstate Corporation (the "Company" or "Allstate"). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1 contained herein and the consolidated financial statements and notes thereto found under Part II. Item 8, with the discussion and analysis found under Part
II. Item 7 of The Allstate Corporation Annual Report on Form 10-K for 1997 ("1997 10-K") and with Part I. Item 1 of the 1997 10-K.

CONSOLIDATED REVENUES


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
  ($ in millions)                                1998    1997   CHANGE
                                                 ----    ----   ------

  Property-liability insurance premiums       $ 4,747  $4,560  $  187
  Life and annuity premiums and contract
   charges                                        353     355      (2)
  Net investment income                           964     944      20
  Realized capital gains and losses               386     320      66
                                                  ---     ---     ---
    Total revenues                            $ 6,450 $ 6,179   $ 271
                                                =====   =====     ===


     Consolidated revenues for the first quarter of 1998 increased 4.4%, reflecting growth in property-liability premiums and higher realized capital gains.

CONSOLIDATED NET INCOME

     Net income for the first quarter of 1998 was $936 million, or $2.20 per diluted share, compared with $767 million, or $1.73 per diluted share, for the first quarter of 1997. The increase was primarily due to growth in property-liability earned premiums, favorable property-liability loss experience and higher realized capital gains. The favorable property-liability loss experience resulted from lower auto claim frequency (rate of occurrence) due to mild weather and improved severity trends (average cost per claim) for auto and homeowners.

PROPERTY-LIABILITY OPERATIONS

OVERVIEW

     The Company's property-liability operations consist of two principal areas of business: personal property and casualty ("PP&C") and discontinued lines and coverages ("Discontinued Lines and Coverages"). PP&C is principally engaged in the sale of private passenger automobile insurance, homeowners insurance and commercial business written primarily through the Allstate agent distribution channel. Discontinued Lines and Coverages consists of business no longer written by Allstate, including results from environmental, asbestos and mass tort losses, mortgage pool business and other commercial business in run-off.

     Underwriting results for each of the property-liability areas of business are discussed separately beginning on page 11.

     Unaudited summarized financial data and key operating ratios for the Company's property-liability operations for the three-month periods ended March 31, are set forth in the following table.

($ in millions)                             1998     1997
                                            ----     ----

Premiums written                         $4,745   $ 4,551
                                          =====     =====

Premiums earned                          $4,747   $ 4,560
Claims and claims expense                 3,303     3,368
Operating costs and expenses              1,041       976
                                         -------      ---
Underwriting income                         403       216
Net investment income                       438       420
Income tax expense on operations            236       163
                                          -----      -----
Operating income                            605       473
Realized   capital   gains  and  losses,
 after-tax                                  182       159
Equity in net  income of  unconsolidated
 subsidiary                                   9         9
                                           ----      ----
Net income                               $  796    $  641
                                           ====      ====

Catastrophe losses                       $  119    $  110
                                           ====      ====
Operating ratios
 Claims and claims expense ("loss")
  ratio                                    69.6      73.9
 Expense ratio                             21.9      21.4
                                          -----      ----
 Combined ratio                            91.5      95.3
                                          =====     =====
 Effect of catastrophe losses on
  combined ratio                            2.5       2.4
                                          =====     =====

NET INVESTMENT INCOME AND REALIZED CAPITAL GAINS

     Pretax net investment income for the three-month period ended March 31, 1998 increased 4.3% to $438 million compared to $420 million for the same period last year due to increased investment balances partially offset by lower investment yields. Higher investment balances resulting from positive cash flows from operations were partially offset by the impact of dividends paid to The
Allstate Corporation. The lower investment yields are due, in part, to the investment of proceeds from calls and maturities and the investment of positive cash flows from operations in securities yielding less than the average portfolio rate. In relatively low interest rate environments, funds from maturing investments may be reinvested at lower interest rates than which prevailed when the funds were previously invested.

     Realized capital gains and losses were $182 million after-tax for the first quarter of 1998 versus $159 million for the same period in 1997. The increase was primarily due to the sale of equity securities which generated $151 million of realized capital gains in the first quarter of 1998 compared to $127 million in 1997. Fluctuations in realized capital gains and losses are largely a function of timing of sales decisions reflecting management's view of individual securities and overall market conditions.

UNDERWRITING RESULTS

     PP&C - Summarized financial data and key operating ratios for Allstate's PP&C operations for the three-month periods ended March 31, are presented in the following table.

($ in millions)                             1998     1997
                                            ----     ----

Premiums written                         $ 4,745   $4,551
                                           =====    =====

Premiums earned                          $ 4,747   $4,560

Claims and claims expense                  3,301    3,366
Operating costs and expenses               1,036      972
                                           -----    -----
Underwriting income                      $   410    $ 222
                                           ======   =====
Catastrophe losses                       $   119    $ 110
                                            ====     ====
Operating ratios
  Claims and claims expense ("loss")
   ratio                                     69.5     73.8
  Expense ratio                              21.8     21.3
                                            -----     ----
  Combined ratio                             91.3     95.1
                                            =====     ====
  Effect of catastrophe losses on
     combined ratio                           2.5      2.4
                                            =====     ====


     PP&C provides primarily private passenger auto and homeowners insurance to individuals. PP&C also includes the ongoing commercial business written through the Allstate agent distribution channel. The Company separates the voluntary personal auto insurance business into two categories for underwriting purposes according to insurance risks: the standard market and the non-standard market. The standard market consists of drivers who meet certain criteria which classify them as having low to average risk of loss expectancy. The non-standard market consists of drivers who have higher-than-average risk profiles due to their driving records, lack of prior insurance or the types of vehicles they own. These policies are written at rates higher than standard auto rates.

   The Company's marketing strategy for standard auto and homeowners varies by geographic area. The strategy for standard auto is to grow business more rapidly in areas where the regulatory climate is more conducive to attractive returns. The strategy for homeowners is to manage exposure on policies in areas where the potential loss from catastrophes exceeds acceptable levels. The process to designate geographic areas as growth and limited growth is dynamic and may be revised as changes occur in the legal, regulatory and economic environments, as

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS FOR THE THREE - MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

catastrophe exposure is reduced and as new products are approved and introduced. Less than 6% of the total United States population resides in areas designated by the Company as standard auto limited growth markets. As a result of the Company's efforts to introduce policy changes and purchase catastrophe reinsurance coverage, the homeowners limited growth markets have been reduced to areas where approximately 11% of the United States population resides. The
Company is pursuing a growth strategy throughout the United States in the non-standard auto market.

     PP&C premiums written increased 4.3% for the three-month period ended March 31, 1998, over the comparable period in 1997. Standard auto premiums written increased 4.4% to $2.81 billion in the first quarter of 1998, from $2.69 billion for the same three-month period in 1997. The increase in standard auto premiums written was primarily due to an increase in renewal policies in force (unit sales) and, to a lesser extent, average premiums. Average premium increases were primarily attributable to a shift to newer and more expensive autos and, to a lesser extent, rate increases. Rate increases are based in part on indicated loss trends and are generally limited by regulatory and competitive considerations.

     Non-standard auto premiums written increased 6.6% to $844 million in the first quarter of 1998, from $792 million for the same period in 1997. The increase was driven by an increase in renewal policies in force and, to a lesser extent, average premiums. Management believes non-standard auto premiums written for the first quarter of 1998 continue to be adversely impacted by competitive pressures and administrative requirements, which were intended to improve retention and decrease expenses related to the collection of premiums. In April, modifications to these administrative requirements were implemented and are expected to contribute to an increase in new business while reducing expenses related to the collection of premiums.

     Homeowners premiums written for the first quarter were $669 million, an increase of 6.2% from first quarter 1997 premiums of $630 million. The increase was driven by an increase in policies in force and, to a lesser extent, average premiums. The higher average premiums were primarily due to rate increases.

     For the first quarter of 1998, PP&C had underwriting income of $410 million versus $222 million for the first quarter of 1997. Improved underwriting results were primarily due to earned premium growth and favorable loss experience. Favorable loss experience resulted from lower auto claim frequency due to mild weather and favorable auto and homeowners severity trends. Auto injury claim severities improved compared to the first quarter 1997 level and trended favorably compared to relevant medical services cost indices. Auto physical damage coverage claim severities were comparable to the prior year, driven by moderate inflationary pressure, but were below the relevant Body Work and the Used Car price indices.

     CATASTROPHE LOSSES AND CATASTROPHE MANAGEMENT - Catastrophe losses for the first quarter of 1998 were $119 million compared with $110 million for the same period in 1997. The level of catastrophe losses experienced in any year cannot be predicted and could be material to results of operations and financial position. The Company has experienced two severe catastrophes in recent years which resulted in losses of $2.33 billion (net of reinsurance) relating to Hurricane Andrew in 1992 and $1.78 billion relating to the Northridge earthquake in 1994. While management believes the Company's catastrophe management initiatives will greatly reduce the severity of future losses, the Company continues to be exposed to catastrophes which could be of similar or greater magnitude.

     The establishment of appropriate reserves for catastrophes, as for all outstanding property-liability claims, is an inherently uncertain process. Catastrophe reserve estimates are regularly reviewed and updated, using the most current information. Any resulting adjustments, which may be material, are reflected in current operations.

     Allstate has implemented initiatives to limit, over time, subject to the requirements of insurance laws and regulations and as limited by competitive considerations, its insurance exposures in certain regions prone to catastrophes. These initiatives include limits on new business production, limitations on certain policy coverages, increases in deductibles, policy brokering and participation in catastrophe pools. In addition, Allstate has requested and received rate increases and expanded its use or the level of deductibles in certain regions prone to catastrophes.

     For Allstate, major areas of potential losses due to hurricanes include major metropolitan centers near the eastern and gulf coasts of the United States. Exposure to potential earthquake losses in California is limited by the Company's participation in the California Earthquake Authority ("CEA"), except for losses incurred on coverages not covered by the CEA. Other areas in the United States for which Allstate faces exposure to potential earthquake losses include areas surrounding the New Madrid fault system in the Midwest and faults in and surrounding Seattle, Washington. Allstate continues to evaluate alternative business strategies to more effectively manage its exposure to catastrophe losses in these and other areas.

   DISCONTINUED LINES AND COVERAGES - Underwriting results for Discontinued Lines and Coverages for the three-month periods ended March 31, are summarized below.

($ in millions)                            1998   1997
                                           ----   ----

Underwriting loss                         $ (7)  $ (6)
                                            ===    ===

     Discontinued Lines and Coverages consists of business no longer written by Allstate, including results from environmental, asbestos and mass tort losses, mortgage pool business and other commercial business in run-off.

LIFE AND ANNUITY OPERATIONS

     The life and annuity operations of Allstate ("Allstate Life") market a broad line of life insurance, annuity and group pension products through a combination of Allstate agents (which include life specialists), banks, independent agents, brokers and direct response marketing.

     Summarized financial data for Allstate Life's operations and investments at or for the three-month periods ended March 31, are illustrated in the following table.

 ($ in millions)                                  1998      1997
                                                  ----      ----

Statutory premiums and deposits                $  1,204    $ 1,115
                                                 ======     ======

Investments                                    $ 30,519    $27,716
Separate Account assets                           8,555      5,747
                                                 ------    -------
Investments including Separate Account assets  $ 39,074    $33,463

Premiums and contract charges                  $    353    $   355
Net investment income                               518        516
Contract benefits                                   575        583
Operating costs and expenses                        152        150
                                                 ------     ------
Income from operations                              144        138
Income tax expense on operations                     51         47
Operating income                                     93         91
Realized capital gains and losses, after-tax (1)     64         49
Net income                                      $   157    $   140
                                                  =====      =====

(1) Net of the effect of related amortization of deferred policy acquisition costs in 1998.

     Statutory premiums and deposits, which include premiums and deposits for all products, increased by 8.0% in the first quarter of 1998 compared with the same period last year. Statutory premiums and deposits by product line for the three-month periods ended March 31, are presented in the following table.

($ in millions)                   1998   1997
                                  ----   ----

Life products
   Universal                   $ 185   $  179
   Traditional                    72       69
   Other                          57       56

Annuity products
   Fixed                         306      379
   Variable                      394      345

Group pension products           190       87
                                ----     ----

Total                          $1,204  $1,115
                               ======  ======

     Sales of group pension, variable annuity and life products increased while sales of fixed annuity products declined, as the interest rate environment continued to make variable annuity products more attractive to customers than fixed annuity products. While premiums for group pension products increased in the first quarter of 1998, these sales are based on management's assessment of current market conditions.

     Life and annuity premiums and contract charges under generally accepted accounting principles ("GAAP") decreased slightly. Under GAAP, revenues exclude deposits on most annuities and premiums on universal life insurance policies and will vary with the mix of products sold during the period. The decrease in 1998 was primarily attributable to an increase in revenues from universal life and variable annuity products being more than offset by decreases on traditional and other life products premiums on a GAAP basis and sales of life-contingent structured settlement annuities.

     Pretax net investment income increased slightly in the first quarter of 1998 from the comparable 1997 period as investment income earned on higher investment balances was offset by lower portfolio yields. Investments, excluding Separate Account assets and unrealized gains on fixed income securities, grew by 5.4%. The overall portfolio yield declined slightly, as proceeds from calls and maturities as well as positive cash flows from operating activities were invested in securities yielding less than the average portfolio rate. In relatively low interest rate environments, funds from maturing investments may be reinvested at lower interest rates than those which prevailed when the funds were previously invested.

     Operating income increased 2.2% during the first quarter of 1998 compared with the first quarter of 1997 as increased revenues on universal life and variable annuity products were partially offset by increased expenses related to the amortization of deferred acquisition costs.

     Net realized capital gains after-tax increased to $64 million for the three months ended March 31, 1998 due to gains from the sale of equity securities and fixed income securities.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

     The Company maintains two credit facilities totaling $1.55 billion as a potential source of funds to meet short-term liquidity requirements, including a $1.50 billion, five-year revolving line of credit, expiring in 2001 and a $50 million, one-year revolving line of credit expiring in 1998. In order to borrow on the line of credit, Allstate Insurance Company ("AIC") is required to maintain a specified statutory surplus level and the Company's debt to equity ratio (as defined in the agreement) must not exceed a designated level. These requirements are currently being met and management expects to continue to meet them in the future. Total borrowings under the combined commercial paper program and line of credit are limited to $1.55 billion.

     The Company exchanged $357 million of 6.76% Automatically Convertible Equity Securities for shares of the PMI Group, Inc. common stock on April 15, 1998.

     During the first quarter of 1998, the Company purchased approximately 5 million shares of its common stock, for its treasury, at a cost of $444 million. At March 31, 1998, the Company held approximately 30 million shares of treasury stock with an average cost per share of $69.69.

     In April 1998, the Company purchased a 93.6% controlling interest in Pembridge Inc. (Pembridge) as a result of shares tendered pursuant to the Company's offer in January 1998, to purchase all of the outstanding shares of Pembridge for approximately $275 million. Pembridge primarily sells non-standard auto insurance in Canada through its wholly-owned subsidiary Pafco Insurance Company. The Company intends to purchase the remaining outstanding shares by the end of the second quarter.

     The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company, receipt of dividends from AIC and other relevant factors. The payment of shareholder dividends by AIC without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that AIC could distribute during 1998 without prior approval of the Illinois Department of Insurance is $2.56 billion. In the past twelve months, AIC has paid approximately $2.3 billion in dividends to The Allstate Corporation. AIC intends to continue to pay dividends in advance of corporate funding requirements and up to the maximum amount allowed without requiring prior approval. AIC has the capacity to pay up to $257 million of dividends as of April 30, 1998. The dividends are used for general corporate purposes including the Company's stock repurchase programs and the acquisition of Pembridge Inc.

Liquidity

     Surrenders and withdrawals for Allstate Life were $502 million for the first three months of 1998 compared with $431 million in 1997. As the Company's interest-sensitive life policies and annuity contracts in-force grow and age, the dollar amount of surrenders and withdrawals could increase.

INVESTMENTS

   The composition of the investment portfolio at March 31, 1998, at financial statement carrying values, is presented in the table below.

                           PROPERTY-LIABILITY   LIFE AND ANNUITY     CORPORATE      TOTAL
                           ------------------   ----------------   --------------  ------------
                                      Percent            Percent          Percent        Percent
                                      to                 to               to             to
                                      total              total            total          total
($ in millions)
Fixed income securities (1)   $26,216  77.1%    $25,167  82.4%     $ 245  68.6%   $51,628  79.6%
Equity securities               6,008  17.7         960   3.1          -     -      6,968  10.7
Mortgage loans                    101    .3       2,965   9.7          -     -      3,066   4.7
Real estate                       443   1.3         230    .8          -     -        673   1.0
Short-term                      1,228   3.6         661   2.2        112  31.4      2,001   3.1
Other                              17    .0         536   1.8          -     -        553    .9
                              -------  ----        ----   ---        ---- -----     -----   ---
  Total                       $34,013 100.0%    $30,519  100.0%    $ 357 100.0%   $64,889   100.0%
                              ======= =====     =======  =====       === =====     ======   =====

     (1) Fixed income securities are carried at fair value. Amortized cost for these securities was $25.04 Billion, $23.32 Billion and $241 million for property-liability, life and annuity and corporate, respectively.

     Total investments increased to $64.89 billion at March 31, 1998 from $62.55 billion at December 31, 1997. Property-liability investments increased $1.73 billion to $34.01 billion at March 31, 1998 from $32.28 billion at December 31, 1997. Allstate Life investments at March 31, 1998, increased $76 million to
$30.52 billion from $29.76 billion at December 31, 1997. The increase in investments was primarily attributable to amounts invested from positive cash flows generated from operations, the addition to short-term investments of approximately $1 billion of collateral in connection with a change in accounting treatment for securities lending programs and an increase in net unrealized capital gains on property-liability equity securities.

     Nearly 94.0% of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having an NAIC rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

YEAR 2000

     The Company is heavily dependent upon complex computer systems for all phases of its operations, including customer service, insurance processing, risk analysis, underwriting and loss reserving. Since many of the Company's older computer software programs recognize only the last two digits of the year in any date, some software may fail to operate properly in or after the year 1999, if the software is not reprogrammed, remediated, or replaced ("Year 2000 Issue"). Allstate believes that many of its counterparties and suppliers also have Year 2000 Issues which could affect the Company. In 1995, Allstate commenced a plan intended to mitigate and/or prevent the adverse effects of Year 2000 Issues. These strategies include normal development and enhancement of new and existing systems, upgrades to operating systems already covered by maintenance agreements and modifications to existing systems to make them Year 2000 compliant. The plan also includes Allstate actively working with its major external counterparties and suppliers to assess their compliance efforts and the Company's exposure to them. The Company presently believes that it will resolve the Year 2000 Issue in a timely manner, and the financial impact will not materially affect its results of operations, liquidity or financial position. In April, the Company announced its main premium application system, ALERT, which manages more than 20 million auto and property policies is completely Year 2000 compliant. Allstate is relying on other remediation techniques for its midrange and personal computer environments, and certain mainframe applications. Allstate is working closely with its business partners, counterparties and suppliers to make all communications facilities, software and systems Year 2000 compliant. Year 2000 costs are expensed as incurred.

OTHER DEVELOPMENTS

     In 1997, the Company formed a new company, Allstate New Jersey Insurance Company ("ANJ"), which will be dedicated to serving property and casualty insurance consumers in New Jersey. At the beginning of 1998, ANJ started offering coverage to customers and began receiving property and assigned risk policies from AIC. ANJ expects to start receiving voluntary auto policies from AIC and Allstate Indemnity Company when such policies begin to renew starting in September, 1998.

PENDING ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how segments are determined and requires additional segment disclosures for both annual and quarterly reporting. Under this statement, segments are determined using the "management approach" for financial statement reporting. The management approach is based on the way an enterprise makes operating decisions and assesses performance of its businesses. The Company is currently reviewing the requirements of this SFAS and has not determined the impact on its current reporting segments. The requirements of this statement will be adopted effective December 31, 1998.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes employers' disclosures about pension and other postretirement benefit plans, requires additional information on changes in the benefit obligation and fair values of plan assets and eliminates certain previously required disclosures. The disclosure requirements of this statement will be adopted effective December 31,1998.

     In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-related Assessments." The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The Company is currently evaluating the effects of this SOP on its accounting for insurance-related assessments. The SOP is expected to be adopted in 1999.

FORWARD-LOOKING STATEMENTS

      The statements contained in this Management's Discussion and Analysis that are not historical information are forward-looking statements that are based on management's estimates, assumptions and projections. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes several important factors that could cause the Company's actual results and experience with respect to forward-looking statements to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements:

1. The references to severity trends (see "Consolidated Net Income" at page 9 and "Underwriting Results" at page 12) as compared to medical services cost indices and body work and used car price indices reflect statistical data for the period indicated. Also, the reference to homeowners severity trends (see "Underwriting Result" at page 12) reflects statistical data for the period indicated. Such data for a following period or periods could well indicate that such trends have reversed or that average severities have outpaced such indices in such following period or periods.

2. Management believes that the initiatives implemented by Allstate to manage its exposure to catastrophes will greatly reduce the probability of severe losses in the future. (See "Catastrophe Losses and Catastrophe Management" on page 12). These beliefs are based in part on the efficacy of techniques adopted by Allstate and the accuracy of the data used by Allstate which are designed to predict the probability of catastrophes and the extent of losses to Allstate resulting from catastrophes. Catastrophic events may occur in the future which indicate that such techniques and data do not accurately predict Allstate's losses from catastrophes. In that event, the probability and extent of such losses may differ materially from that which would have been predicted by such techniques and data.

3. In order to borrow on the line of credit (see "Liquidity and Capital Resources" on page 15), AIC is required to maintain a specified statutory surplus level and the Allstate debt to equity ratio (as defined in the credit agreement) must not exceed a designated level. Management expects to continue to meet such borrowing requirements in the future. However, the ability of AIC and Allstate to meet these requirements is dependent upon the economic well-being of AIC. Should AIC sustain significant losses from catastrophes, its and Allstate's ability to continue to meet the credit agreement requirements would be lessened. Consequently, Allstate's right to draw upon the line of credit could be diminished or eliminated during a period when it would be most in need of financial resources.

4. The Company presently believes that it will be able to timely resolve the Year 2000 issues affecting its computer operations and that the cost of addressing such matters will not have a material impact on Allstate's current financial position, liquidity or results of operations. However, the extent to which the computer operations of the Company's external counterparties and suppliers are adversely affected could, in turn, affect the Company's ability to communicate with such counterparties and suppliers and could materially affect the Company's results of operations in any period or periods.

5. With respect to non-standard auto, management expects that modifications implemented in April 1998 to administrative requirements will contribute to an increase in new business while reducing expenses related to the collection of premiums (see "Underwriting Results" at page 12). These expectations are not based on historical experience and such modifications could fail to contribute to an increase in business and could fail to reduce expenses. In addition, overriding factors could inhibit new business growth and/or lead to higher expenses.

See, generally, the Company's 1997 Annual Report on Form 10-K (the "1997 10-K) for other important risk factors which may affect the results of operations and financial condition of the Company. For those risk factors affecting the Company as a regulated insurance holding company, see "Risk Factors Affecting Allstate" at page 2 of the 1997 10-K.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

         (a)   Exhibits

               An Exhibit Index has been filed as part of this report on Page E-1.


          (b)  Reports on Form 8-K.

               Registrant filed a Current Report on Form 8-K on
               January 27, 1998 (Items 5 and 7).

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            The Allstate Corporation
                            (Registrant)

May 13, 1998

                              By /s/Samuel H. Pilch
                              Samuel H. Pilch, Controller

                              (Principal Accounting Officer and duly
                              authorized Officer of Registrant)


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

   15      Acknowledgment of awareness from Deloitte & Touche LLP, dated
           May 13, 1998, concerning unaudited interim financial information.

   27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

                                                                     Exhibit 11


                          The Allstate Corporation and Subsidiary
                          Computation of Earnings Per Common Share


                                                 Three Months Ended March 31,
                                                --------------------------------
($ in millions, except for per share data)              1998               1997

                                                -------------      -------------
Net Income                                             $ 936              $ 767
                                                =============      =============

Basic earnings per common share computation:
  Weighted average number of common shares             422.6              440.0
                                                =============      =============

  Net income per share - basic                        $ 2.21             $ 1.74
                                                =============      =============

Diluted earnings per common share computation:

  Weighted average number of common shares             422.6              440.0
  Assumed exercise of dilutive stock options             2.4                2.3
                                                -------------      -------------
   Adjusted weighted number of common shares           425.0              442.3
   outstanding
                                                =============      =============
  Net income per share - diluted                      $ 2.20             $ 1.73
                                                =============      =============

                                      -E2-

EXHIBIT 15

To the Board of Directors and Shareholders of The Allstate Corporation:

     We have reviewed, in accordance with standards established by the American Institute of Certified Public Accountants, the unaudited interim financial information of The Allstate Corporation and subsidiaries for the three-month periods ended March 31, 1998 and 1997, as indicated in our report dated May 14, 1998; because we did not perform an audit, we expressed no opinion on that information.

     We are aware that our report referred above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated by reference in Registration Statement Nos. 33-88540, 333-10857 and 333-34583 on Form S-3 and Registration Statement Nos. 33-77928, 33-93758, 33-93760, 33-93762, 33-99132, 33-99136, 33-99138, 333-04919, 333-16129,
333-23309, 333-40283 ,333-40285 and 333-40289 on Form S-8.

     We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


Deloitte & Touche LLP

Chicago, Illinois
May 13, 1998
                                      -E3-