Form 10-Q
period 1998-06-30
ALLSTATE CORP
filed 1998-08-13
CIK 899051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

-------------------------------------------------------------------------------

                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                                   YES /X/ NO

  AS OF JULY 31, 1998, THE REGISTRANT HAD 828,521,224 COMMON SHARES, $.01 PAR
                              VALUE, OUTSTANDING.

                            THE ALLSTATE CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 1998





Part I     FINANCIAL INFORMATION                                                PAGE

Item 1.    Financial Statements.

           Condensed Consolidated Statements of Operations for the Three and
           Six Month Periods Ended June 30, 1998 and 1997 (unaudited).             1

           Condensed Consolidated Statements of Financial Position as of
           June 30, 1998 (unaudited) and December 31, 1997.                        2

           Condensed Consolidated Statements of Cash Flows for the Six Month
           Periods Ended June 30, 1998 and 1997 (unaudited).                       3

           Notes to Condensed Consolidated Financial Statements (unaudited).       4

           Independent Accountants' Review Report.                                 9

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.                                                 10

Part II    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.                   23

Item 5.    Other Information.                                                     23

Item 6.    Exhibits and Reports of Form 8-K.                                      24


                                     PART 1. FINANCIAL INFORMATION

                                     ITEM 1. FINANCIAL STATEMENTS

                               THE ALLSTATE CORPORATION AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                          JUNE 30,                JUNE 30,
                                                                                 ---------------------   ---------------------
                                                                                     1998        1997        1998        1997
                                                                                 ---------   ---------   ---------   ---------
                                                                                                   (Unaudited)
 (In millions except per share data)

REVENUES
   Property-liability insurance premiums earned                                   $  4,818    $  4,632    $  9,565    $  9,192
   Life and annuity premiums and contract charges                                      388         366         741         721
   Net investment income                                                               975         967       1,939       1,911
   Realized capital gains and losses                                                   358         108         744         428
                                                                                  --------    --------    --------    --------
                                                                                     6,539       6,073      12,989      12,252
                                                                                  --------    --------    --------    --------

COSTS AND EXPENSES
   Property-liability insurance claims and claims expense                            3,456       3,374       6,759       6,742
   Life and annuity contract benefits                                                  596         598       1,171       1,181
   Amortization of deferred policy acquisition costs                                   754         681       1,478       1,348
   Operating costs and expenses                                                        520         491         986         944
   Interest expense                                                                     28          24          60          48
                                                                                  --------    --------    --------    --------
                                                                                     5,354       5,168      10,454      10,263
                                                                                  --------    --------    --------    --------

GAIN ON DISPOSITION OF OPERATIONS                                                       87        --            87        --

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE,
   DIVIDENDS ON PREFERRED SECURITIES, AND EQUITY
   IN NET INCOME OF UNCONSOLIDATED SUBSIDIARY                                        1,272         905       2,622       1,989

INCOME TAX EXPENSE                                                                     378         260         792         577
                                                                                  --------    --------    --------    --------

INCOME BEFORE DIVIDENDS ON PREFERRED SECURITIES AND
   EQUITY IN NET INCOME OF UNCONSOLIDATED SUBSIDIARY                                   894         645       1,830       1,412

DIVIDENDS ON PREFERRED SECURITIES OF SUBSIDIARY TRUSTS                                 (10)        (10)        (19)        (19)

EQUITY IN NET INCOME OF UNCONSOLIDATED SUBSIDIARY                                        1           8          10          17
                                                                                  --------    --------    --------    --------

NET INCOME                                                                        $    885    $    643    $  1,821    $  1,410
                                                                                  ========    ========    ========    ========

EARNINGS PER SHARE:

NET INCOME PER SHARE - BASIC                                                      $   1.06    $   0.74    $   2.16    $   1.61
                                                                                  ========    ========    ========    ========
WEIGHTED AVERAGE SHARES - BASIC                                                      837.3       870.2       841.3       875.1
                                                                                  ========    ========    ========    ========
NET INCOME PER SHARE - DILUTED                                                    $   1.05    $   0.73    $   2.15    $   1.60
                                                                                  ========    ========    ========    ========
WEIGHTED AVERAGE SHARES - DILUTED                                                    841.9       874.6       846.0       879.5
                                                                                  ========    ========    ========    ========

                       See notes to condensed consolidated financial statements


                       THE ALLSTATE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                   June 30,      December 31,
(In millions)                                                        1998            1997
                                                              --------------  --------------
                                                                 (Unaudited)
ASSETS
Investments
   Fixed income securities, at fair value
      (amortized cost $49,037 and $47,715)                     $        52,292 $        50,860
   Equity securities, at fair value (cost $4,525 and $4,587)             6,858           6,765
   Mortgage loans                                                        3,164           3,002
   Real estate                                                             651             686
   Short-term                                                            1,361             687
   Other                                                                   559             548
                                                                --------------  --------------
      TOTAL INVESTMENTS                                                 64,885          62,548

Premium installment receivables, net                                     3,090           2,959
Deferred policy acquisition costs                                        2,943           2,826
Reinsurance recoverables, net                                            2,016           2,048
Property and equipment, net                                                762             741
Accrued investment income                                                  756             711
Cash                                                                       301             220
Other assets                                                             1,211           1,283
Separate Accounts                                                        9,159           7,582
                                                                --------------  --------------
      TOTAL ASSETS                                             $        85,123 $        80,918
                                                                ==============  ==============

LIABILITIES
Reserve for property-liability insurance
   claims and claims expense                                   $        17,357 $        17,403
Reserve for life-contingent contract benefits                            7,364           7,082
Contractholder funds                                                    20,639          20,389
Unearned premiums                                                        6,333           6,233
Claim payments outstanding                                                 705             599
Other liabilities and accrued expenses                                   4,446           3,193
Deferred income taxes                                                      311             381
Short-term debt                                                            250             199
Long-term debt                                                           1,341           1,497
Separate Accounts                                                        9,159           7,582
                                                                --------------  --------------
      TOTAL LIABILITIES                                                 67,905          64,558
                                                                --------------  --------------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 2 AND 4)

MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
           SUBSIDIARY TRUSTS                                               750             750

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 25 million
           shares authorized, none issued                                    -               -
Common stock, $.01 par value, 2 billion and 1 billion shares authorized, 900 million shares issued, 832 million
           and 850 million shares outstanding                                9               9
Additional capital paid-in                                               3,104           3,116
Retained income                                                         13,237          11,646
Deferred ESOP expense                                                     (252)           (281)
Treasury stock, at cost (68 million and 50 million shares)              (2,493)         (1,665)
Accumulated other comprehensive income:
          Unrealized net capital gains                                   2,894           2,821
          Unrealized foreign currency translation adjustments              (31)            (36)
                                                                --------------  --------------
     Total accumulated other comprehensive income                        2,863           2,785
                                                                --------------  --------------
          TOTAL SHAREHOLDERS' EQUITY                                    16,468          15,610
                                                                --------------  --------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $        85,123 $        80,918
                                                                ==============  ==============


               See notes to condensed consolidated financial statements.

                       THE ALLSTATE CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                           -----------------------------
(In millions)                                                  1998           1997
                                                           -------------  --------------
                                                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                            $        1,821 $         1,410
   Adjustments to reconcile net income to
   net cash provided by operating activities
      Depreciation, amortization and other non-cash items           (16)             (5)
      Realized capital gains and losses                            (744)           (428)
      Gain on disposition of operations                             (87)              -
      Interest credited to contractholder funds                     627             604
      Change in policy benefit and other insurance reserves        (230)             82
      Change in unearned premiums                                    45             (31)
      Increase in deferred policy acquisition costs                (109)           (146)
      Increase in premium installment receivables, net              (94)            (70)
      Decrease in reinsurance recoverables, net                      96              63
      Change in deferred income taxes                              (103)            219
      Changes in other operating assets and liabilities              52              23
                                                           -------------  --------------
         Net cash provided by operating activities                1,258           1,721
                                                           -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales
      Fixed income securities                                     7,431           6,153
      Equity securities                                           2,569           1,556
    Investment collections
      Fixed income securities                                     3,144           2,307
      Mortgage loans                                                189             244
   Investment purchases
      Fixed income securities                                   (11,422)        (10,242)
      Equity securities                                          (1,921)         (1,178)
      Mortgage loans                                               (329)           (175)
   Change in short-term investments, net                            375             559
   Change in other investments, net                                  40              20
   Acquisition of subsidiary                                       (275)              -
   Proceeds from disposition of operations                           49               -
   Purchases of property and equipment, net                         (78)            (65)
                                                           -------------  --------------
         Net cash used in investing activities                     (228)           (821)
                                                           -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in short-term debt, net                                    37              23
   Repayment of long-term debt                                     (300)              -
   Proceeds from issuance of long-term debt                         501               2
   Contractholder fund deposits                                   1,516           1,348
   Contractholder fund withdrawals                               (1,652)         (1,492)
   Dividends paid                                                  (218)           (211)
   Treasury stock purchases                                        (885)           (535)
   Other                                                             52              31
                                                           -------------  --------------
         Net cash used in financing activities                     (949)           (834)
                                                           -------------  --------------

NET INCREASE IN CASH                                                 81              66
CASH AT BEGINNING OF PERIOD                                         220             116
                                                           -------------  --------------
CASH AT END OF PERIOD                                    $          301 $           182
                                                           =============  ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
  Conversion of Automatically Convertible Equity
  Securities to common shares of The PMI Group, Inc.     $          357 $             -
                                                           =============  ==============


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

    The condensed consolidated financial statements and notes as of June 30, 1998 and for the three-month and six-month periods ended June 30, 1998 and 1997 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Appendix A of the 1998 Proxy Statement and Annual Report on Form 10-K for 1997. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.


    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", under the guidance of SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." As a result, the Company has recorded an asset and corresponding liability representing the collateral received in connection with the Company's securities lending program. The cash collateral received is recorded in short-term investments with the offsetting liability being reflected in other liabilities in the condensed consolidated statements of financial position. In accordance with SFAS No. 127, the condensed consolidated statements of financial position for prior periods have not been restated.


     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is a measurement of certain changes in shareholders' equity that result from transactions and other economic events other than transactions with shareholders. For Allstate, these consist of changes in unrealized gains and losses on the investment portfolio and unrealized foreign currency translation adjustments. These amounts, presented as other comprehensive income, net of related taxes, are combined with net income which results in comprehensive income. The required disclosures are presented in
Note 5.


    In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. Specifically, certain external, payroll and payroll related costs should be capitalized during the application development stage of a software development project and depreciated over the computer software's useful life. The Company has adopted the SOP effective January 1, 1998.


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

             THE ALLSTATE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)



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

    In 1986, the general liability policy form used by Allstate and others in the property-liability industry was amended to introduce an "absolute pollution exclusion," which excluded coverage for environmental damage claims and added an asbestos exclusion. Most general liability policies issued prior to 1987 contain annual aggregate limits for product liability coverage, and policies issued after 1986 also have an annual aggregate limit as to all coverages. Allstate's experience to date is that these policy form changes have effectively limited its exposure to environmental and asbestos claim risks assumed, as well as primary commercial coverages written, for most policies written in 1986 and all policies written after 1986. Allstate's reserves for environmental and asbestos claims were $1.05 billion and $1.10 billion at June 30, 1998 and December 31, 1997, net of reinsurance recoverables of $316 million and $388 million, respectively.

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

                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



3.  Reinsurance

    Property-liability insurance premiums and life and annuity premiums and contract charges are net of the following reinsurance ceded:

                                                      THREE MONTHS               SIX MONTHS
                                                      ENDED JUNE 30,            ENDED JUNE 30,
    (In millions)                                     1998      1997             1998    1997
                                                      ----      ----             ----    ----

    Property-liability premiums                       $114      $130             $224    $254

    Life and  annuity  premiums  and  contract          43        34               89      73
    charges

     Property-liability insurance claims and claims expense and life and annuity contract benefits are net of the following reinsurance recoveries:

                                                      THREE MONTHS               SIX MONTHS
                                                      ENDED JUNE 30,            ENDED JUNE 30,
     (In millions)                                     1998    1997              1998    1997
                                                       ----    ----              ----    ----

     Property-liability insurance claims and          $ 77      $ 83             $143    $165
     claims expense

     Life and annuity contract benefits                 13        12               29      23


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


    In April 1998, Federal Bureau of Investigation agents executed search warrants at three offices of Allstate for documents relating to the handling of some claims for losses resulting from the 1994 earthquake in Northridge, California. Allstate received a subpoena issued on April 24, 1998, from the U.S. District Court of the Central District of California, in connection with the Los Angeles grand jury proceeding, for the production of documents and records relating to the Northridge earthquake. Allstate is cooperating with the investigation. The Company believes that the investigation may relate, in part, to allegations in civil suits filed in California against Allstate. The allegations in one lawsuit include statements by a former Allstate employee to the effect that Allstate systematically pressured engineering firms retained by Allstate to improperly alter their reports to reduce the amount of claims payable to some insureds claiming losses as a result of the earthquake. Allstate denies the allegations in each lawsuit and will vigorously defend the lawsuits. The impact to the Company in resolving these matters is not presently determinable.


    Various other legal and regulatory actions are currently pending that involve Allstate and specific aspects of its conduct of business. In the opinion of management, the ultimate liability, if any, in one or more of these actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



5.   Comprehensive Income

    The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                    THREE MONTHS ENDED JUNE 30,
(In millions)                                     1998                       1997
                                        -------------------------    ---------------------------
                                                  Income                       Income
                                                   tax                           tax
                                          Pretax  effect  After-tax  Pretax    effect  After-tax
Unrealized capital gains and losses:
   Unrealized holding gains
   arising during the period              $   205   $ (72)     $133    $ 1,289  $(451)   $   838
   Less: reclassification adjustment
   for realized   net capital gains
   included in net income                     305    (107)      198        106    (37)        69

                                             -----    ----     -----    ------   -----     -----
Unrealized net capital gains (losses)        (100)     35       (65)     1,183   (414)       769
Unrealized foreign currency
   translation adjustments                      8      (3)        5         -       -         -
                                            ------    ----     -----    ------   -----    ------
Other comprehensive income                $   (92)  $  32     $ (60)   $ 1,183  $(414)   $   769
                                            ======    ====     -----    ======  ======    ------
Net income                                                       885                         643
                                                               -----                      ------
Comprehensive income                                          $  825                     $ 1,412
                                                               =====                      ======


                                                        SIX MONTHS ENDED JUNE 30,
(In millions)                                      1998                       1997
                                        -------------------------     --------------------------
                                                  Income                        Income
                                                   tax                           tax
                                          Pretax  effect  After-tax   Pretax    effect After-tax
Unrealized capital gains and losses:
   Unrealized holding gains
   arising during the period              $    791  $(277)    $  514     $661   $(232)    $  429
   Less: reclassification adjustment
   for realized net capital gains
   included in net income                      679   (238)       441      396    (139)       257
                                              ----    ----      ----     ----    -----      ----
Unrealized net capital gains (losses)          112    (39)        73      265     (93)       172
Unrealized foreign currency
    translation adjustments                      8     (3)         5      (9)       3         (6)
                                              ----   -----      ----     ----     ----     -----
Other comprehensive income                $    120  $ (42)    $   78     $256   $ (90)    $  166
                                              ====   =====      ----      ===     ====     -----
Net income                                                     1,821                       1,410
                                                               -----                       -----
Comprehensive income                                          $1,899                      $1,576
                                                               =====                       =====


6.  Acquisition of Pembridge Inc.


     On April 14, 1998, the Company completed the purchase of Pembridge Inc. ("Pembridge") for approximately $275 million. Pembridge primarily sells non-standard auto insurance in Canada through its wholly-owned subsidiary Pafco Insurance Company. Pembridge's results were included in the Company's consolidated results from the date of purchase.

                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.   COMMON STOCK

     An increase in the number of authorized shares of common stock of the Company from 1 billion to 2 billion was approved at the annual meeting of shareholders on May 19, 1998. Also on that date, the Board of Directors approved a two-for-one stock split payable on July 1, 1998 to shareholders of record on May 29, 1998. Common stock, additional capital paid-in, weighted average shares and per share amounts have been retroactively adjusted to reflect the stock split.

8.   DEBT

    In April 1998, $357 million of 6.76% Automatically Convertible Equity Securities were converted into approximately 8.6 million common shares of The PMI Group, Inc. ("PMI"). The number of shares tendered was based upon the average market price of the PMI common stock on the 20 days immediately prior to maturity. The Company recognized an after-tax gain on the conversion of these securities of $56 million.


     In May 1998, the Company issued $250 million of 6.75% senior debentures due 2018, and $250 million of 6.90% senior debentures due 2038, utilizing the remainder of the shelf registration filed with the Securities and Exchange Commission in October 1996. The net proceeds from the issuance were used to fund the maturity of $300 million of 5.875% notes due June 15, 1998, and for general corporate purposes.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders of The Allstate Corporation:


    We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries as of June 30, 1998, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



Deloitte & Touche LLP

Chicago, Illinois
August 13, 1998

        ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

     The following discussion highlights significant factors influencing results of operations and changes in financial position of The Allstate Corporation (the "Company" or "Allstate"). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1 contained herein and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1 and Part II. Item 7 and Item 8 of The Allstate Corporation Annual Report on Form 10-K for 1997.


CONSOLIDATED REVENUES

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
(In millions)                                      1998       1997       1998       1997
                                                   ----       ----       ----       ----

Property-liability insurance premiums           $ 4,818    $ 4,632    $ 9,565    $ 9,192
Life  and  annuity   premiums   and  contract       388        366        741        721
charges
Net investment income                               975        967      1,939      1,911
Realized capital gains and losses                   358        108        744        428
                                                 ------     ------     ------     ------
  Total revenues                                $ 6,539    $ 6,073    $12,989    $12,252
                                                 ======     ======     ======     ======

    Consolidated revenues increased 7.7% for the second quarter of 1998 and 6.0% for the first half of 1998 compared to the same periods in 1997. The increases were primarily the result of higher realized capital gains and growth in property-liability premiums.

CONSOLIDATED NET INCOME

    Net income for the second quarter of 1998 was $885 million, or $1.05 per diluted share, compared with $643 million, or 73 cents per diluted share, for the second quarter of 1997. Earnings per share amounts reflect the recent stock split. The increase was due to higher realized capital gains, a gain on the exchange of 6.76% Automatically Convertible Equity Securities ("ACES") for shares of The PMI Group, Inc. ("PMI") common stock, growth in property-liability earned premiums and favorable property-liability loss experience. The favorable property-liability loss experience was due to lower auto claim frequency (rate of occurrence) and improved severity trends (average cost per claim), partially offset by higher catastrophe losses.


    Net income for the first half of 1998 was $1.82 billion, or $2.15 per diluted share, compared with $1.41 billion, or $1.60 per diluted share, for the same period in 1997. The results for the first half of 1998 were impacted by higher realized capital gains and increased property-liability underwriting income. Property-liability results benefited from favorable auto frequency and severity loss trends, which were partially offset by higher catastrophe losses.

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

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

    Unaudited summarized financial data and key operating ratios for the Company's property-liability operations for the three-month and six-month periods ended June 30, are set forth in the following table:

                                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                                          JUNE 30,            JUNE 30,
(In millions)                                         1998      1997      1998      1997
                                                      ----      ----      ----      ----

Premiums written                                   $ 4,924   $ 4,726   $ 9,669   $ 9,277
                                                    ======     =====    ======    ======

Premiums earned                                    $ 4,818   $ 4,632   $ 9,565   $ 9,192
Claims and claims expense                            3,456     3,374     6,759     6,742
Operating costs and expenses                         1,089     1,029     2,130     2,005
                                                     -----     -----     -----     -----
Underwriting income                                    273       229       676       445
Net investment income                                  431       441       869       861
Income tax expense on operations                       183       181       419       344
                                                       ---       ---       ---       ---
Operating income                                       521       489     1,126       962
Realized capital gains and losses, after-tax           147        66       329       225
Gain on disposition of operations, after-tax            25         -        25         -
Equity   in   net   income   of   unconsolidated
subsidiary                                               1         8        10        17
                                                         -         -        --        --
Net income                                         $   694   $   563   $ 1,490   $ 1,204
                                                   =======   =======   =======   =======

Catastrophe losses                                 $   303   $   121   $   422   $   231
                                                   =======   =======   =======   =======

Operating ratios
  Claims and claims expense ("loss") ratio            71.7      72.9      70.6      73.4
  Expense ratio                                       22.6      22.2      22.3      21.8
                                                     -----      ----     -----     -----
  Combined ratio                                      94.3      95.1      92.9      95.2
                                                     =====      ====     =====     =====
  Effect of catastrophe losses on combined ratio       6.3       2.6       4.4       2.5
                                                     =====      ====     =====     =====


     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

NET INVESTMENT INCOME AND REALIZED CAPITAL GAINS


     The effects of lower investment yields continue to offset higher investment balances resulting in a decrease of pretax net investment income of 2.3% to $431 million for the second quarter and a slight increase to $869 million for the six-month period ended June 30, 1998. The increase to investment balances resulting from positive cash flows from PP&C operations are offset by the impact of increased dividends paid to The Allstate Corporation from Allstate Insurance Company ("AIC"). The lower investment yields are due, in part, to the investment of proceeds from calls and maturities and the investment of positive cash flows from operations in securities yielding less than the average portfolio rate. In relatively low interest rate environments, funds from maturing investments may be reinvested at lower interest rates than which prevailed when the funds were previously invested.

     Net realized capital gains for the second quarter of 1998 were $147 million after-tax versus $66 million after-tax for the same period in 1997. For the first six months of 1998, realized capital gains were $329 million after-tax compared with $225 million after-tax for the same period in 1997. The increases were primarily due to the sale of equity securities which generated $115 million and $267 million of realized capital gains after-tax for the three-month and six-month periods ended June 30, 1998, respectively. Fluctuations in realized capital gains and losses are largely a function of timing of sales decisions reflecting management's view of individual securities and overall market conditions.

UNDERWRITING RESULTS

    PP&C - Summarized financial data and key operating ratios for Allstate's PP&C operations for the three-month and six-month periods ended June 30, are presented in the following table:


                                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                                         JUNE 30,            JUNE 30,
(In millions)                                         1998      1997      1998      1997
                                                      ----      ----      ----      ----

Premiums written                                  $  4,924  $  4,725   $ 9,669  $  9,276
                                                     =====     =====     =====     =====

Premiums earned                                   $  4,818  $  4,630   $ 9,565  $  9,190
Claims and claims expense                            3,454     3,371     6,755     6,737
Operating costs and expenses                         1,080     1,025     2,116     1,997
                                                     -----     -----     -----     -----
Underwriting income                               $    284  $    234   $   694  $    456
                                                    ======    ======    ======    ======

Catastrophe losses                                $    303  $    121   $   422  $    231
                                                   =======    ======    ======    ======

Operating ratios
  Claims and claims expense ("loss") ratio            71.7      72.8      70.6      73.3
  Expense ratio                                       22.4      22.1      22.1      21.7
                                                      ----      ----      ----      ----
  Combined ratio                                      94.1      94.9      92.9      95.0
                                                      ====      ====      ====      ====
  Effect of catastrophe losses on combined ratio       6.3       2.6       4.4       2.5
                                                      ====      ====      ====      ====


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

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

    The Company's marketing strategy for standard auto and homeowners varies by geographic area. The strategy for standard auto is to grow business more rapidly in areas where the regulatory climate is more conducive to attractive returns. The strategy for homeowners is to manage exposure on policies in areas where the potential loss from catastrophes exceeds acceptable levels. The process to designate geographic areas as growth and limited growth is dynamic and may be revised as changes occur in the legal, regulatory and economic environments, as catastrophe exposure is reduced and as new products are approved and introduced. Less than 6% of the total United States population resides in areas designated by the Company as standard auto limited growth markets. As a result of the Company's success in introducing policy changes and purchasing catastrophe reinsurance coverage, the homeowners limited growth markets have been reduced to areas where approximately 11% of the United States population resides. The Company is pursuing a growth strategy throughout the United States and Canada in the non-standard auto market.


     PP&C premiums written for the second quarter and first half of 1998 increased 4.2% compared to the same periods in 1997. The increase for both periods was primarily due to an increase in renewal policies in force (unit sales) and, to a lesser extent, average premiums. Management believes favorable loss trends, competitive considerations and regulatory pressures, in some states will continue to impact the Company's ability to maintain rates at historical levels, thereby resulting in a slower average premium growth rate for the auto business.

    Standard auto premiums written increased 3.8% to $2.75 billion in the second quarter of 1998, from $2.65 billion for the same three-month period in 1997. For the six-month period ending June 30, 1998, standard auto premiums increased 4.1% to $5.56 billion from $5.34 billion in 1997. The increase for both periods was primarily due to an increase in renewal policies in force and, to a lesser extent, average premiums. Average premium increases were primarily attributable to a shift to newer and more expensive autos and, to a lesser extent, rate increases.

    Non-standard auto premiums written increased 6.9% to $838 million in the second quarter of 1998, from $784 million for the same period in 1997. For the six-month period, non-standard auto premiums written increased 6.7% to $1.68 billion compared with $1.58 billion for 1997. The increase for both periods was driven by an increase in renewal policies in force and, to a lesser extent, average premiums. Management believes non-standard auto premiums written for the first half of 1998 continue to be adversely impacted by competitive pressures and administrative requirements, which were intended to improve retention and decrease expenses related to the collection of premiums. In April, modifications to these administrative requirements were implemented and are expected to contribute to an increase in new business while reducing expenses related to the collection of premiums.

    Homeowners premiums written for the second quarter were $845 million, an increase of 6.8% from second quarter 1997 premiums of $791 million. For the first half of 1998, homeowners premiums written were $1.51 billion, an increase of 6.5% compared to the same period last year. The increase for both periods was driven by an increase in policies in force and, to a lesser extent, average premiums. The higher average premiums were primarily due to rate increases.

    For the second quarter of 1998, PP&C had underwriting income of $284 million versus $234 million for the second quarter of 1997. Underwriting income for the six-month period ended June 30, 1998 was $694 million compared to $456 million for the first half of last year. Improved underwriting results for both periods were primarily due to earned premium growth and favorable loss experience, partially offset by increased catastrophe losses. Favorable loss experience resulted from lower auto claim frequency and favorable auto and homeowners severity trends. Auto injury claim severities improved compared to the second quarter 1997 level and trended favorably compared to relevant medical services cost indices. Auto physical damage coverage claim severities were comparable to the prior year, driven by moderate inflationary pressure, but were below the relevant Body Work and the Used Car price indices.

    CATASTROPHE LOSSES AND CATASTROPHE MANAGEMENT - Catastrophe losses for the second quarter of 1998 were $303 million compared with $121 million for the same period in 1997. For the first half of 1998, catastrophe losses were $422 million, an increase of $191 million compared to the same period last year. The level of catastrophe losses experienced in any year cannot be predicted and could be material to results of operations and financial position. The Company has experienced two severe catastrophes in recent years which resulted in losses of $2.33 billion (net of reinsurance) relating to Hurricane Andrew in 1992 and $1.78 billion relating to the Northridge earthquake in 1994. While management believes the Company's catastrophe management initiatives will greatly reduce the severity of future losses, the Company continues to be exposed to catastrophes which could be of similar or greater magnitude.

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

    DISCONTINUED LINES AND COVERAGES - Underwriting results for Discontinued Lines and Coverages for the three-month and six-month periods ended June 30, are summarized below:

                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,
(In millions)                             1998       1997       1998       1997
                                          ----       ----       ----       ----

Underwriting loss                       $ (11)      $ (5)     $ (18)     $ (11)
                                          ====        ===       ====       ====

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

    Summarized financial data for Allstate Life's operations and investments at or for the three-month and six-month periods ended June 30, are illustrated in the following table:


                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
      (In millions)                                    1998       1997         1998       1997
                                                       ----       ----         ----       ----

      Statutory premiums and deposits              $  1,676   $  1,348     $  2,880   $  2,463
                                                    =======    =======      =======    =======

      Investments                                  $ 30,820   $ 28,658     $ 30,820   $ 28,658
      Separate Account assets                         9,159      6,655        9,159      6,655
                                                     ------     ------       ------     ------
      Investments  including  Separate  Account    $ 39,979   $ 35,313     $ 39,979   $ 35,313
                                                     ======     ======       ======     ======
      assets

      Premiums and contract charges                $    388   $    366     $    741   $    721
      Net investment income                             529        522        1,047      1,038
      Contract benefits                                 596        598        1,171      1,181
      Operating costs and expenses                      173        147          325        297
                                                    -------     ------      -------    -------
      Income from operations                            148        143          292        281
      Income tax expense on operations                   45         49           96         96
                                                    -------    -------      -------    -------
      Operating income                                  103         94          196        185
      Realized   capital   gains  and   losses,
        after-tax (1)                                    68          4          132         53
                                                    -------    -------      -------    -------

      Net income                                   $    171   $     98      $   328   $    238
                                                    =======    =======       ======    =======

    (1) Net of the effect of related amortization of deferred policy acquisition costs in 1998.


     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997


     Statutory premiums and deposits, which include premiums and deposits for all products, increased 24.3% in the second quarter and 16.9% for the first six months of 1998 compared with the same periods last year. Statutory premiums and deposits by product line for the three-month and six-month periods ended June 30, are presented in the following table:

                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                          JUNE 30,            JUNE 30,
(In millions)                          1998       1997      1998      1997
                                       ----       ----      ----      ----

Life products
   Universal                         $  261     $  177    $  446    $  356
   Traditional                           83         80       155       149
   Other                                 56         57       113       113

Annuity products
   Fixed                                420        430       726       809
   Variable                             464        347       858       692

Group pension products                  392        257       582       344
                                        ---        ---       ---       ---

   Total                             $1,676     $1,348    $2,880    $2,463
                                     ======     ======    ======    ======

    For the three-month and six-month periods ended June 30, 1998, sales of group pension, variable annuity and life products increased while sales of fixed annuity products declined, as the interest rate environment continued to make variable annuity products more attractive to customers than fixed annuity products. While premiums for group pension products increased in the first six months of 1998, these sales are expected to fluctuate as they are based on management's assessment of current market conditions.

    Life and annuity premiums and contract charges under generally accepted accounting principles ("GAAP") increased 6% in the second quarter and 2.8% for the first six months of 1998. Under GAAP, revenues exclude deposits on most annuities and premiums on universal life insurance policies and will vary with the mix of products sold during the period. The increases in 1998 were primarily attributable to the increase in revenues from universal life and variable annuity products, partially offset by decreases in traditional and other life product premiums on a GAAP basis.

     Pretax net investment income increased slightly in the second quarter and first six months of 1998 from the comparable 1997 periods as investment income earned on higher investment balances was partially offset by lower portfolio yields. Investments, excluding Separate Account assets and unrealized gains on fixed income securities, grew by 4.3%. The overall portfolio yield declined slightly, as proceeds from calls and maturities as well as positive cash flows from operating activities were invested in securities yielding less than the average portfolio rate. In relatively low interest rate environments, funds from maturing investments may be reinvested at lower interest rates than those which prevailed when the funds were previously invested.

    Operating income increased 9.6% during the second quarter and 5.9% during the first six months of 1998 compared with the same periods in 1997, as increased revenues on universal life and variable annuity products were partially offset by increased expenses related to the amortization of deferred policy acquisition costs in both periods.

     Net realized capital gains after-tax increased to $68 million in the second quarter and increased to $132 million for the first six months of 1998 due primarily to gains from the sale of equity securities and fixed income securities.

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources


     The Company maintains two credit facilities totaling $1.55 billion as a potential source of funds to meet short-term liquidity requirements, including a $1.50 billion, five-year revolving line of credit, expiring in 2001 and a $50 million, one-year revolving line of credit expiring in 1999. In order to borrow on the five-year line of credit, AIC is required to maintain a specified statutory surplus level and the Company's debt to equity ratio (as defined in the agreement) must not exceed a designated level. These requirements are currently being met and management expects to continue to meet them in the future. Allstate has a commercial paper program with an authorized borrowing limit of up to $1.00 billion to cover its short-term cash needs. Total borrowings under the combined commercial paper program and line of credit are limited to $1.55 billion.

     In April 1998, $357 million of 6.76% ACES were converted into approximately
8.6 million common shares of PMI. The number of shares tendered was based upon the average market price of the PMI common stock on the 20 days immediately prior to maturity. The Company recognized an after-tax gain on conversion of these securities of $56 million.

     In May 1998, the Company issued $250 million of 6.75% senior debentures due 2018 and $250 million of 6.90% senior debentures due 2038, utilizing the remainder of the shelf registration filed with the Securities and Exchange Commission in October 1996. The net proceeds from the issuance were used to fund the maturity of $300 million of 5.875% notes due June 15, 1998, and for general corporate purposes.

     During the second quarter of 1998, the Company purchased approximately 9.4 million shares of its common stock, for its treasury, at a cost of $437 million. At June 30, 1998, the Company held approximately 68 million shares of treasury stock with an average cost per share of $36.47. In August 1998, the Company announced an additional $2.00 billion stock repurchase program to be completed on or before December 31, 2000.

     On April 14, 1998, the Company completed the purchase of Pembridge Inc. ("Pembridge") for approximately $275 million. Pembridge primarily sells non-standard auto insurance in Canada through its wholly-owned subsidiary Pafco Insurance Company.

     An increase in the number of authorized shares of common stock of the Company from 1 billion to 2 billion was approved at the annual meeting of shareholders on May 19, 1998. Also on that date, the Board of Directors approved a two-for-one stock split payable on July 1, 1998 to shareholders of record on May 29, 1998.

    The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company, receipt of dividends from AIC and other relevant factors. The payment of shareholder dividends by AIC without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that AIC could distribute during 1998 without prior approval of the Illinois Department of Insurance is $2.56 billion. In the past twelve months, AIC has paid approximately $2.40 billion in dividends to The Allstate Corporation. AIC intends to continue to pay dividends in advance of Corporate funding requirements and up to the maximum amount allowed without requiring prior approval. AIC has the capacity to pay up to $164 million of dividends as of July 31, 1998. The dividends are used for general corporate purposes including the Company's stock repurchase programs.

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

FINANCIAL RATINGS AND STRENGTH

    The following table summarizes the Company and its major subsidiaries debt ratings, which were affirmed in the second quarter of 1998 by Standard & Poor's rating agency:


The Allstate Corporation (debt)                                   A+
Allstate Insurance Company
(claim-paying ability)                                            AA
Allstate Life Insurance Company
(claim-paying ability)                                           AA+

Liquidity

     Surrenders and withdrawals for Allstate Life were $580 million and $1.08 billion for the three-month and six-month periods ended June 30, 1998, respectively, compared to $466 million and $897 million in the respective 1997 periods. As the Company's interest-sensitive life policies and annuity contracts in-force grow and age, the dollar amount of surrenders and withdrawals could increase.

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

INVESTMENTS

    The composition of the investment portfolio at June 30, 1998, at financial statement carrying values, is presented in the table below:


                         Property-liability  Life and Annuity     Corporate        Total
                                    Percent           Percent          Percent           Percent
(In millions)                          to                to               to                to
                                    total             total            total             total

Fixed income             $26,029    77.8%  $25,748    83.5%   $ 515    81.1%  $52,292    80.6%
securities (1)
Equity securities          5,902    17.7       861     2.8       95    15.0     6,858    10.6
Mortgage loans               128      .4     3,036     9.9        -      -      3,164     4.9
Real estate                  426     1.3       225      .7        -      -        651     1.0
Short-term                   928     2.8       408     1.3       25     3.9     1,361     2.0
Other                         16       -       543     1.8        -       -       559      .9
                          ------   -----    ------   -----     ----   -----    ------   -----
  Total                  $33,429   100.0%  $30,821   100.0%   $ 635   100.0%  $64,885   100.0%
                          ======   =====    ======   =====     ====   =====    ======   =====

(1) Fixed income securities are carried at fair value.  Amortized cost for these
securities   was  $24.84   billion,   $23.69   billion  and  $514   million  for
property-liability, life and annuity, and corporate, respectively.


     Total investments increased to $64.89 billion at June 30, 1998 from $62.55 billion at December 31, 1997. Property-liability investments increased $1.15 billion to $33.43 billion at June 30, 1998 from $32.28 billion at December 31, 1997. Allstate Life investments at June 30, 1998, increased $1.06 billion to $30.82 billion from $29.76 billion at December 31, 1997. The increase in investments was primarily attributable to amounts invested from positive cash flows generated from operations and the addition to short-term investments of approximately $901 million of collateral resulting from a change in accounting treatment for securities lending programs.

    Nearly 94.0% of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having an NAIC rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

YEAR 2000

     The Company is heavily dependent upon complex computer systems for all phases of its operations, including customer service, insurance processing, risk analysis, underwriting, loss reserving and investment processing. Since many of the Company's older computer software programs recognize only the last two digits of the year in any date, some software may fail to operate properly in or after the year 1999, if the software is not reprogrammed, remediated, or replaced ("Year 2000 Issue"). Allstate believes that many of its counterparties and suppliers also have Year 2000 Issues which could affect the Company. In 1995, Allstate commenced a plan intended to mitigate and/or prevent the adverse effects of Year 2000 Issues. These strategies include normal development and enhancement of new and existing systems, upgrades to operating systems already covered by maintenance agreements and modifications to existing systems to make them Year 2000 compliant. The plan also includes Allstate actively working with its major external counterparties and suppliers to assess their compliance efforts and the Company's exposure to them. The Company is in the process of developing a contingency plan that will address possible adverse scenarios. The Company presently believes that it will resolve the Year 2000 Issue in a timely manner, and the financial impact will not materially affect its results of operations, liquidity or financial position. In April 1998, the Company announced its main premium application system, ALERT, which manages more than 20 million auto and property policies is completely Year 2000 compliant. Allstate is relying on other remediation techniques for its midrange and personal computer environments, and certain mainframe applications. Allstate is working closely with its business partners, counterparties and suppliers in an effort to bring all communications, facilities, software and systems into Year 2000 compliance. Year 2000 costs are expensed as incurred.

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

OTHER DEVELOPMENTS


     In 1997, the Company formed a new company, Allstate New Jersey Insurance Company ("ANJ"), which will be dedicated to serving property and casualty insurance consumers in New Jersey. At the beginning of 1998, ANJ started offering coverage to customers and began receiving property and assigned risk policies from AIC. In early 1999, ANJ expects to start receiving voluntary auto policies from AIC and Allstate Indemnity Company.


     The Financial Service Industry has experienced a substantial increase in merger and acquisition activity which is leading to a consolidation of certain industry segments and a broadening of the business scope of some competitors.
While the ultimate impact to the Company is not determinable, Allstate is considering mergers, acquisitions, and business alliances in both the United States and internationally in the pursuit of its business strategy.

PENDING ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how segments are determined and requires additional segment disclosures for both annual and quarterly reporting. Under this SFAS, segments are determined using the "management approach" for financial statement reporting. The management approach is based on the way an enterprise makes operating decisions and assesses performance of its businesses. The Company is currently reviewing the requirements of this SFAS and has not determined the impact on its current reporting segments. The requirements of this SFAS will be adopted effective December 31, 1998.

    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes employers' disclosures about pension and other postretirement benefit plans, requires additional information on changes in the benefit obligation and fair value of plan assets and eliminates certain previously required disclosures. The disclosure requirements of this SFAS will be adopted effective December 31,1998.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. The requirements of this SFAS are effective for fiscal years beginning after June 15, 1999. Earlier application of this SFAS is encouraged but is only permitted as of the beginning of any fiscal quarter after issuance. This SFAS requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is currently reviewing these requirements and has not yet determined the impact or the expected date of adoption.

     In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-related Assessments." The SOP is required to be adopted in 1999. The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The Company is currently evaluating the effects of this SOP on its accounting for insurance-related assessments. The Company has not yet determined the date of adoption.

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

FORWARD-LOOKING STATEMENTS

        The statements contained in this Management's Discussion and Analysis that are not historical information are forward-looking statements that are based on management's estimates, assumptions and projections. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes several important factors that could cause the Company's actual results and experience with respect to forward-looking statements to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements:

1. The references to auto severity trends (see "Consolidated Net Income" at page 10 and "Underwriting Results" at page 12) as compared to medical services cost indices and body work and used car price indices reflect statistical data for the period indicated. Also, the reference to homeowners severity trends (see "Underwriting Results" at page 12) reflects statistical data for the period indicated. Such data for a following period or periods could well indicate that such trends have reversed or that average severities have outpaced such indices in such following period or periods.


2. Management believes that the initiatives implemented by Allstate to manage its exposure to catastrophes will greatly reduce the severity of future losses. (See "Underwriting Results" at page 12 and "Catastrophe Losses and Catastrophe Management" at page 14). These beliefs are based in part on the efficacy of techniques adopted by Allstate and the accuracy of the data used by Allstate which are designed to predict the probability of catastrophes and the extent of losses to Allstate resulting from catastrophes. Catastrophic events may occur in the future which indicate that such techniques and data do not accurately predict Allstate's losses from catastrophes. In that event, the probability and extent of such losses may differ materially from that which would have been predicted by such techniques and data.

     3. In order to borrow on the five-year line of credit (see "Liquidity and Capital Resources" at page 17), AIC is required to maintain a specified statutory surplus level and the Allstate debt to equity ratio (as defined in the credit agreement) must not exceed a designated level. Management expects to continue to meet such borrowing requirements in the future. However, the ability of AIC and Allstate to meet these requirements is dependent upon the economic well-being of AIC. Should AIC sustain significant losses from catastrophes, its and Allstate's ability to continue to meet these credit agreement requirements could be lessened. Consequently, Allstate's right to draw upon the five-year line of credit could be diminished or eliminated during a period when it would be most in need of financial resources.

4. The Company presently believes that it will be able to timely resolve the Year 2000 issues affecting its computer operations and that the cost of addressing such matters will not have a material impact on Allstate's current financial position, liquidity or results of operations (see "Year 2000" at page
19). However, the extent to which the computer operations of the Company's external counterparties and suppliers are adversely affected could, in turn, affect the Company's ability to communicate with such counterparties and suppliers and could materially affect the Company's results of operations in any period or periods.


5. With respect to non-standard auto, management expects that modifications implemented in April 1998 to administrative requirements will contribute to an increase in new business while reducing expenses related to the collection of premiums (see "Underwriting Results" at page 12). These expectations are not based on historical experience and such modifications could fail to contribute to an increase in business and could fail to reduce expenses. In addition, overriding factors could inhibit new business growth or lead to higher expenses.


6. Management believes that favorable loss trends, competitive considerations and regulatory pressures, in some states will continue to impact the Company's ability to maintain rates at historical levels, thereby resulting in a slower average premium growth rate for the auto business. (See "Underwriting Results" at page 12). However, other factors that affect the average premium growth rate, such as loss ratio deterioration, could accelerate the rate.

     See the Company's  1997 Annual Report on Form 10-K (the "1997
10-K) for other important risk factors which may affect the results of operations and financial condition of the Company. For those risk factors affecting the Company as a regulated insurance holding company, see "Risk Factors Affecting Allstate" at page 2 of the 1997 10-K.

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997



PART II.       OTHER INFORMATION

Item 4.        Submission of Matter to a Vote of Security Holders.

    On May 19, 1998, Allstate held its annual meeting of stockholders at the Chicago Botanic Garden in Glencoe, Illinois. Eight directors were elected for terms expiring at the 1999 annual meeting of stockholders. In addition, the stockholders approved the recommendation that Deloitte & Touche LLP be appointed auditors for 1998 and approved the amendment of the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 2,000,000,000. The stockholders did not approve a stockholder proposal for cumulative voting for the Board of Directors.

Election of Directors

Nominee                        Votes for                    Votes Withheld


James G. Andress               375,566,073                  1,775,186
Warren L. Batts                375,505,403                  1,835,856
Edward A. Brennan              374,347,304                  2,993,955
Jerry D. Choate                375,511,003                  1,830,256
James M. Denny                 375,492,481                  1,848,778
Michael A. Miles               375,529,196                  1,812,063
Joshua I. Smith                373,297,285                  4,043,974
Mary Alice Taylor              375,556,568                  1,784,691



Approval of Deloitte & Touche LLP as Auditors for 1998

    Votes For                Votes Against         Abstentions
    375,826,649              746,092               768,518

Amendment of Restated Certificate of Incorporation to Increase the Number of Authorized Shares of Common Stock to 2,000,000,000.

    Votes For                Votes Against         Abstentions
    330,715,382              44,183,506            2,442,371

Cumulative Voting for the Board of Directors

    Votes For         Votes Against         Abstentions          Non-Vote
    95,100,330        202,546,074           42,783,525           36,911,330


Item 5. Other Information

Stockholder Proposals for 1999 Annual Meeting


     If a stockholder desires to bring business before the 1999 annual meeting without invoking SEC proxy rule 14a-8 (which concerns requirements for inclusion of a proposal in the proxy statement), the stockholder must follow procedures outlined in Allstate's By-Laws in order to personally present the proposal at the meeting. A copy of these procedures is available upon request from the Secretary of Allstate. One of the procedural requirements in the By-Laws is timely notice in writing of the business the stockholder proposes to bring before the meeting. Notice of business proposed to be brought before the 1999 annual meeting must be received by the Secretary of Allstate no earlier than January 19, 1999 and no later than February 18, 1999 to be presented at the meeting. The notice must describe the business proposed to be brought before the meeting, the reasons for bringing it, any material interest of the stockholder in the business, the stockholder's name and address and the number of shares of Allstate stock beneficially owned by the stockholder. It should be noted that these By-Laws procedures govern proper submission of business to be put before a stockholder vote at the Annual Meeting and do not preclude discussion by any stockholder of any matters properly brought before the Annual Meeting.


Item 6.   Exhibits and Reports on Form 8-K

        (a)    Exhibits

               An Exhibit  Index has been  filed as part of this  report on Page
E-1.

        (b) Reports on Form 8-K.

     Registrant  filed a Current Report on Form 8-K on May 20, 1998 (Items 5 and
     7) and on June 1, 1998 (Item 5).

SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            The Allstate Corporation
                                            (Registrant)







August 13, 1998
                             By /s/ Samuel H. Pilch
                           Samuel H. Pilch, Controller

                                          (Principal Accounting Officer and duly
                                            authorized Officer of Registrant)



                                       -25


                                                                                 Sequentially
 Exhibit No.                           Description                               Numbered Page

      3 (a) Registrant's Restated Certificate of Incorporation, as amended effective May 26, 1998.

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

      15        Acknowledgment  of awareness  from Deloitte & Touche LLP,  dated
                August  13,  1998,   concerning   unaudited   interim  financial
                information.

      27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

                                      E-1

                                                                                                  Exhibit 11

                                   The Allstate Corporation and Subsidiary
                                   Computation of Earnings Per Common Share




                                                                      FOR THE TWELVE MONTHS ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------------

(In millions except per share data)                         1997          1996           1995          1994           1993

Net Income                                               $ 3,105       $ 2,075        $ 1,904        $  484        $ 1,321

Basic earnings per common share computation:

   Weighted average number of common shares                  867.9         890.8          897.0         899.5          883.4
                                                           =========     ========       ========      ========      =========

   Net income per share - basic                          $     3.58    $     2.33     $     2.12     $    1.49     $     1.49
                                                           =========     ========       ========      ========      =========

Diluted earnings per common share computation:

   Weighted average number of common shares                  867.9         890.8          897.0         899.5          883.4
   Assumed exercise of dilutive stock options                  4.9           5.6            2.0           -              -
                                                           --------      --------       --------      --------      ---------
      Adjusted weighted average number of common
      shares outstanding                                     872.8         896.4          899.0         899.5          883.4
                                                           ========      ========       ========      ========      =========


   Net income per share - diluted                        $     3.56    $     2.31      $    2.12     $    0.54     $     1.49
                                                          =========      ========       ========      ========      =========

     Weighted average shares and per share amounts have been retroactively adjusted to reflect the stock split payable on July 1, 1998 to shareholders of record on May 29, 1998.

                                                                      EXHIBIT 15
To the Board of Directors and Shareholders of The Allstate Corporation:


We have reviewed, in accordance with standards established by the American Institute of Certified Public Accountants, the unaudited interim financial information of The Allstate Corporation and subsidiaries for the three-month and six-month periods ended June 30, 1998 and 1997, as indicated in our report dated August 13, 1998; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated by reference in Registration Statement No. 333-34583 on Form S-3 and Registration Statement Nos. 33-77928, 33-93758, 33-93760, 33-93762, 33-99132, 33-99136,
33-99138, 333-04919, 333-16129, 333-23309, 333-40283, 333-40285 and 333-40289 on
Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration
Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

Deloitte & Touche LLP

Chicago, Illinois
August 13, 1998

                      RESTATED CERTIFICATE OF INCORPORATION
                                       OF
                            THE ALLSTATE CORPORATION


     The Allstate Corporation, a corporation organized and existing under the laws of the State of Delaware, hereby certifies as follows:

     1. The name of the corporation is The Allstate Corporation. The Allstate Corporation was originally incorporated under the same name. The original Certificate of Incorporation of the corporation was filed with the Secretary of State of the State of Delaware on November 5, 1992.

     2. Pursuant to Sections 242 and 245 of the General Corporation Law of the State of Delaware, this Restated Certificate of Incorporation restates and integrates and further amends the provisions of the Restated Certificate of Incorporation of this corporation as heretofore amended or supplemented.

     3. The text of the Restated Certificate of Incorporation as heretofore amended or supplemented is hereby restated and further amended to read in its entirety as follows:

                     RESTATED CERTIFICATE OF INCORPORATION

                                       OF

                            THE ALLSTATE CORPORATION


                                  ARTICLE FIRST

            The name of the corporation is The Allstate Corporation.

                                 ARTICLE SECOND

     The address of the corporation's registered office in the State of Delaware is Corporation Trust Center, 1029 Orange Street in the City of Wilmington, County of New Castle. The name of its registered agent at such address is The Corporation Trust Company.

                                  ARTICLE THIRD

     The nature of the business or purposes to be conducted or promoted is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.

                                 ARTICLE FOURTH

     The total number of shares which the corporation shall have authority to issue shall be 2,025,000,000, divided into two classes, namely: 25,000,000 shares of Preferred Stock, par value $1.00 per share ("Preferred Stock"), and 2,000,000,000 shares of Common Stock, par value $.01 per share ("Common Stock").

     The number of authorized shares of Preferred Stock and Common Stock may be increased or decreased (but not below the number of shares thereof outstanding) by the affirmative vote of the holders of a majority of the stock of the corporation entitled to vote with respect to such matter without any class vote required by the General Corporation Law of the State of Delaware.

     The designation, relative rights, preferences and limitations of the shares of each class, the authority of the board of directors of the corporation to establish and to designate series of the Preferred Stock and to fix the variations in the relative rights, preferences and limitations as between such series, and the relative rights, preferences and limitations of each such series, shall be as follows:

        1.     Preferred Stock.

     (a) The board of directors of the corporation is authorized, subject to the limitation prescribed by law and the provisions of this Section 1 of this Article FOURTH, to provide for the issuance of the Preferred Stock in series, to establish or change the number of shares to be included in each such series and to fix the designation, relative rights, preferences and limitations of the shares of each such series. The authority of the board of directors of the corporation with respect to each series shall include, but not be limited to, determination of the following:

     (i) the number of shares constituting that series and the distinctive designation of that series;

     (ii) the dividend rate or rates on the shares of that series and/or the method of determining such rate or rates, whether dividends shall be cumulative, and if so, from which date or dates;

     (iii) whether and to what extent the shares of that series shall have voting rights in addition to the voting rights provided by law, which might include the right to elect a specified number of directors in any case or if dividends on such series were not paid for a specified period of time;

     (iv) whether the shares of that series shall be convertible into shares of stock of any other series or class, and, if so, the terms and conditions of such conversion, including the price or prices or the rate or rates of conversion and the terms of adjustment thereof;

     (v) whether or not the shares of that series shall be redeemable, and, if so, the terms and conditions of such redemption, including the date or dates upon or after which they shall be redeemable and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

     (vi) the rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the corporation;

     (vii) the obligation, if any, of the corporation to retire shares of that series pursuant to a sinking fund; and

     (viii) any other relative rights, preferences and limitations of the Series.

     (b) Subject to the designations, relative rights, preferences and limitations provided pursuant to Subsection 1(a) of this Article FOURTH, each share of Preferred Stock of a series shall be of equal rank with each other share of Preferred Stock of such series.

        2.     Common Stock.

     (a) Dividends. Subject to the express terms of the Preferred Stock outstanding from time to time, such dividend or distribution as may be determined by the board of directors of the corporation may from time to time be declared and paid or made upon the Common Stock out of any source at the time lawfully available for the payment of dividends.

     (b) Voting. Except as otherwise provided by law, each share of Common Stock shall entitle the holder thereof to one vote in any matter which is submitted to a vote of the holders of shares of Common Stock of the corporation.

     (c) Liquidation. The holders of Common Stock shall be entitled to share ratably upon any liquidation, dissolution or winding up of the affairs of the corporation (voluntary or involuntary) in all assets of the corporation, if any, remaining after payment in full to the holders of Preferred Stock of the preferential amounts, if any, to which they are entitled. Neither the consolidation nor the merger of the corporation with or into any other corporation or corporations, nor a reorganization of the corporation alone, nor the sale or transfer by the corporation of all or any part of its assets, shall be deemed to be a liquidation, dissolution or winding up of the corporation for the purposes of this subparagraph (2)(c).

     3.  General  Provision  with  Respect to All Classes of Stock;  Issuance of
Stock.

     Shares of capital stock of the corporation may be issued by the corporation from time to time in such amounts and proportions and for such consideration (not less than the par value thereof in the case of capital stock having par value) as may be fixed and determined from time to time by the board of directors and as shall be permitted by law.

                                  ARTICLE FIFTH

        The corporation is to have perpetual existence.

                                  ARTICLE SIXTH

     In furtherance and not in limitation of the power conferred by statute, the board of directors of the corporation is expressly authorized to adopt, amend or repeal the by-laws of the corporation. The stockholders may adopt, amend or repeal by-laws of the corporation only upon the affirmative vote of the holders of not less than 66-2/3% of the total number of votes entitled to be cast generally in the election of directors.

                                 ARTICLE SEVENTH

     Meetings of stockholders may be held within or without the State of Delaware, as the by-laws of the corporation may provide. The books of the corporation may be kept outside the State of Delaware at such place or places as may be designated from time to time by the board of directors or in the by-laws of the corporation. Election of directors need not be by written ballot unless the by-laws of the corporation so provide.

     Any action required or permitted to be taken by the holders of any class or series of stock of the corporation entitled to vote generally in the election of directors may be taken only by vote at an annual or special meeting at which such action may be taken and may not be taken by written consent.

     No director may be removed, with or without cause, by the stockholders except by the affirmative vote of holders of not less than 66-2/3% of the total number of votes entitled to be cast at an election of such director; provided, however, that, whenever the holders of any class or series of Preferred Stock issued pursuant to ARTICLE FOURTH, Section 1 hereof, are entitled, by the terms of such class or series of Preferred Stock, voting separately by class or series to elect one or more directors, the provisions of the preceding clause of this sentence shall not apply with respect to such directors if the terms of such class or series of Preferred Stock expressly provide otherwise. This paragraph of ARTICLE SEVENTH may not be amended, modified or repealed except by the affirmative vote of the holders of not less than 66-2/3% of the total number of votes entitled to be cast generally in the election of directors.

                                 ARTICLE EIGHTH

     To the fullest extent permitted by the General Corporation Law of the State of Delaware as the same exists or may hereafter be amended, a director of the corporation shall not be personally liable to the corporation or its stockholders for monetary damages for a breach of fiduciary duty as a director. Any repeal or modification of this ARTICLE EIGHTH shall not adversely affect any right or protection of a director of the corporation existing at the time of such repeal or modification.

                                  ARTICLE NINTH

     The corporation expressly elects to be governed by Section 203 of the General Corporation Law of the State of Delaware.

                                  ARTICLE TENTH

     The corporation reserves the right to amend, alter, change or repeal any provision contained in this certificate of incorporation in the manner now or hereafter prescribed herein and by the laws of the State of Delaware, and all rights conferred upon stockholders herein are granted subject to this reservation."

     IN WITNESS WHEREOF, the corporation has caused this Restated Certificate of Incorporation to be signed by its Chairman of the Board and Chief Executive Officer and by its Vice President, Secretary and General Counsel on this 19th day of May, 1998.

                                    THE ALLSTATE CORPORATION




                                    By:   /s/ Robert W. Pike