Form 10-Q
period 1998-09-30
ALLSTATE CORP
filed 1998-11-13
CIK 899051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                   YES /X/ NO

AS OF OCTOBER 31, 1998, THE REGISTRANT HAD 820,487,958 COMMON SHARES, $.01 PAR VALUE, OUTSTANDING.

                            THE ALLSTATE CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 1998





PART I         FINANCIAL INFORMATION                                        PAGE

Item 1.        Financial Statements.

               Condensed Consolidated Statements of Operations for the
               Three and Nine Month Periods Ended September 30, 1998
               and 1997 (unaudited).                                          1

               Condensed Consolidated Statements of Financial Position as
               of September 30, 1998 (unaudited) and December 31, 1997.       2

               Condensed Consolidated Statements of Cash Flows for the Nine
               Month Periods Ended September 30, 1998 and 1997 (unaudited).   3

               Notes to Condensed Consolidated Financial Statements
               (unaudited).                                                   4

               Independent Accountants' Review Report.                       10

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                    11

PART II        OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K.                             24

                                            PART 1. FINANCIAL INFORMATION

                                            ITEM 1. FINANCIAL STATEMENTS

                                     THE ALLSTATE CORPORATION AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                                     -------------------------   -------------------------
                                                                        1998          1997          1998          1997
                                                                     -----------    ----------   -----------   -----------
                                                                                         (UNAUDITED)
 (IN MILLIONS EXCEPT PER SHARE DATA)

REVENUES
   Property-liability insurance premiums earned                    $      4,866   $     4,685  $     14,431  $     13,877
   Life and annuity premiums and contract charges                           381           356         1,122         1,077
   Net investment income                                                    977           995         2,916         2,906
   Realized capital gains and losses                                        212           348           956           776
                                                                     -----------    ----------   -----------   -----------
                                                                          6,436         6,384        19,425        18,636
                                                                     -----------    ----------   -----------   -----------

COSTS AND EXPENSES
   Property-liability insurance claims and claims expense                 3,476         3,395        10,235        10,137
   Life and annuity contract benefits                                       604           584         1,775         1,765
   Amortization of deferred policy acquisition costs                        784           712         2,262         2,060
   Operating costs and expenses                                             501           475         1,487         1,419
   Interest expense                                                          28            26            88            74
                                                                     -----------    ----------   -----------   -----------
                                                                          5,393         5,192        15,847        15,455
                                                                     -----------    ----------   -----------   -----------

GAIN (LOSS) ON DISPOSITION OF OPERATIONS                                      -            (8)           87            (8)

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE,
   DIVIDENDS ON PREFERRED SECURITIES, AND EQUITY
   IN NET INCOME OF UNCONSOLIDATED SUBSIDIARY                             1,043         1,184         3,665         3,173

INCOME TAX EXPENSE                                                          320           359         1,112           936
                                                                     -----------    ----------   -----------   -----------

INCOME BEFORE DIVIDENDS ON PREFERRED SECURITIES AND
   EQUITY IN NET INCOME OF UNCONSOLIDATED SUBSIDIARY                        723           825         2,553         2,237

DIVIDENDS ON PREFERRED SECURITIES OF SUBSIDIARY TRUSTS                      (10)          (10)          (29)          (29)

EQUITY IN NET INCOME OF UNCONSOLIDATED SUBSIDIARY                             -             9            10            26
                                                                     -----------    ----------   -----------   -----------

NET INCOME                                                         $        713   $       824  $      2,534  $      2,234
                                                                     ===========    ==========   ===========   ===========

EARNINGS PER SHARE:

NET INCOME PER SHARE - BASIC                                       $       0.87   $      0.95  $       3.03  $       2.56
                                                                     ===========    ==========   ===========   ===========
WEIGHTED AVERAGE SHARES - BASIC                                           826.5         865.6         836.3         871.9
                                                                     ===========    ==========   ===========   ===========
NET INCOME PER SHARE - DILUTED                                     $       0.86   $      0.95  $       3.01  $       2.55
                                                                     ===========    ==========   ===========   ===========
WEIGHTED AVERAGE SHARES - DILUTED                                         830.7         871.3         840.8         877.4
                                                                     ===========    ==========   ===========   ===========

                    See notes to condensed consolidated financial statements.

                           THE ALLSTATE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                 SEPTEMBER 30,  DECEMBER 31,
(In millions)                                                       1998            1997
                                                                 ------------   -------------
                                                                  (UNAUDITED)
ASSETS
Investments
   Fixed income securities, at fair value
      (amortized cost $49,142 and $47,715)                     $      53,439  $       50,860
   Equity securities, at fair value (cost $4,350 and $4,587)           5,842           6,765
   Mortgage loans                                                      3,182           3,002
   Short-term                                                          2,586             687
   Other                                                                 595           1,234
                                                                 ------------   -------------
      TOTAL INVESTMENTS                                               65,644          62,548

Premium installment receivables, net                                   3,205           2,959
Deferred policy acquisition costs                                      2,877           2,826
Reinsurance recoverables, net                                          1,941           2,048
Property and equipment, net                                              775             741
Accrued investment income                                                786             711
Cash                                                                     260             220
Other assets                                                           1,070           1,283
Separate Accounts                                                      8,839           7,582
                                                                 ------------   -------------
      TOTAL ASSETS                                             $      85,397  $       80,918
                                                                 ============   =============
LIABILITIES
Reserve for property-liability insurance
   claims and claims expense                                   $      17,267  $       17,403
Reserve for life-contingent contract benefits                          7,652           7,082
Contractholder funds                                                  20,682          20,389
Unearned premiums                                                      6,505           6,233
Claim payments outstanding                                               720             599
Other liabilities and accrued expenses                                 4,493           3,193
Deferred income taxes                                                    326             381
Short-term debt                                                          224             199
Long-term debt                                                         1,341           1,497
Separate Accounts                                                      8,839           7,582
                                                                 ------------   -------------
      TOTAL LIABILITIES                                               68,049          64,558
                                                                 ------------   -------------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 2 AND 4)

MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS         750             750

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 25 million
           shares authorized, none issued                                  -               -
Common stock, $.01 par value, 2 billion shares
           authorized and 900 million issued, 822 million
           and 850 million shares outstanding                              9               9
Additional capital paid-in                                             3,108           3,116
Retained income                                                       13,840          11,646
Deferred ESOP expense                                                   (252)           (281)
Treasury stock, at cost (78 million and 50 million shares)            (2,905)         (1,665)
Accumulated other comprehensive income:
          Unrealized net capital gains                                 2,834           2,821
          Unrealized foreign currency translation adjustments            (36)            (36)
                                                                 ------------   -------------
     Total accumulated other comprehensive income                      2,798           2,785
                                                                 ------------   -------------
                   TOTAL SHAREHOLDERS' EQUITY                         16,598          15,610
                                                                 ------------   -------------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $      85,397  $       80,918
                                                                 ============   =============

                 See notes to condensed consolidated financial statements.

                                       3

                       THE ALLSTATE CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                             ----------------------------
(In millions)                                                  1998           1997
                                                             -------------   ------------
                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                              $        2,534  $       2,234
   Adjustments to reconcile net income to
      net cash provided by operating activities
      Depreciation, amortization and other non-cash items              (8)           (13)
      Realized capital gains and losses                              (956)          (776)
      (Gain)Loss on disposition of operations                         (87)             8
      Interest credited to contractholder funds                       930            910
      Changes in:
         Policy benefit and other insurance reserves                 (325)           145
         Unearned premiums                                            218            161
         Deferred policy acquisition costs                           (171)          (240)
         Premium installment receivables, net                        (210)          (193)
         Reinsurance recoverables, net                                171              1
         Deferred income taxes                                        (52)           283
         Other operating assets and liabilities                       218            187
                                                             -------------   ------------
               Net cash provided by operating activities            2,262          2,707
                                                             -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales
      Fixed income securities                                      11,420          9,474
      Equity securities                                             3,667          2,632
      Real estate                                                     813             88
   Investment collections
      Fixed income securities                                       4,919          3,545
      Mortgage loans                                                  329            425
   Investment purchases
      Fixed income securities                                     (17,202)       (15,344)
      Equity securities                                            (2,879)        (2,204)
      Mortgage loans                                                 (483)          (323)
   Change in short-term investments, net                             (710)           672
   Change in other investments, net                                   (82)           (80)
   Acquisition of subsidiary                                         (275)             -
   Proceeds from disposition of operations                             49              -
   Purchases of property and equipment, net                          (137)          (104)
                                                             -------------   ------------
         Net cash used in investing activities                       (571)        (1,219)
                                                             -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Change in short-term debt, net                                      10             83
   Repayment of long-term debt                                       (300)             -
   Proceeds from issuance of long-term debt                           501              4
   Contractholder fund deposits                                     2,285          1,867
   Contractholder fund withdrawals                                 (2,571)        (2,291)
   Dividends paid                                                    (331)          (315)
   Treasury stock purchases                                        (1,311)          (827)
   Other                                                               66             42
                                                             -------------   ------------
         Net cash used in financing activities                     (1,651)        (1,437)
                                                             -------------   ------------
NET INCREASE IN CASH                                                   40             51
CASH AT BEGINNING OF PERIOD                                           220            116
                                                             -------------   ------------
CASH AT END OF PERIOD                                      $          260  $         167
                                                             =============   ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
  Conversion of Automatically Convertible Equity
  Securities to common shares of The PMI Group, Inc.       $          357  $           -
                                                             =============   ============

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

     The condensed consolidated financial statements and notes as of September 30, 1998 and for the three month and nine month periods ended September 30, 1998 and 1997 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Appendix A of the 1998 Proxy Statement and the Annual Report on Form 10-K for 1997. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. Specifically, certain external, payroll and payroll-related costs should be capitalized during the application development stage of a software development project and depreciated over the computer software's useful life. The Company has adopted the SOP effective January 1, 1998.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how segments are determined and requires additional segment disclosures for both annual and quarterly reporting. Under this SFAS, segments are determined using the "management approach" for financial statement reporting. The management approach is based on the way an enterprise makes operating decisions and assesses performance of its businesses. The Company's reportable segments are not expected to change as a result of the adoption of SFAS No. 131. The requirements of this SFAS will be adopted effective December 31, 1998.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes employers' disclosures about pension and other postretirement benefit plans, requires additional information on changes in the benefit obligation and fair value of plan assets and eliminates certain previously required disclosures. The disclosure requirements of this SFAS will be adopted effective December 31, 1998.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. The requirements are effective for fiscal years beginning after June 15, 1999. Earlier application is encouraged but is only permitted as of the beginning of any fiscal quarter after issuance. This SFAS requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Additionally, the change in fair value of a derivative which is not effective as a hedge will be immediately recognized in earnings. The Company is currently reviewing these requirements and has not yet determined the impact or the expected date of adoption.

     In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP is required to be adopted in 1999. The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The Company is currently evaluating the effects of this SOP on its accounting for insurance-related assessments. Certain information required for compliance is not currently available and therefore the Company is studying alternatives for estimating the accrual. In addition, industry groups are working to improve the information available. While it is possible that the cumulative effect of adoption could be material to results of operations, the impact of this standard is not expected to be material to the results of operations, liquidity or financial position of the Company. The Company expects to adopt the SOP as of January 1, 1999.

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

     Catastrophes are an inherent risk of the property-liability insurance business which have contributed, and will continue to contribute, to material year-to-year fluctuations in the Company's results of operations and financial position. The level of catastrophe losses experienced in any year cannot be predicted and could be material to the results of operations, liquidity and financial position.

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

     In 1986, the general liability policy form used by Allstate and others in the property-liability industry was amended to introduce an "absolute pollution exclusion," which excluded coverage for environmental damage claims and added an asbestos exclusion. Most general liability policies issued prior to 1987 contain annual aggregate limits for product liability coverage, and policies issued after 1986 also have an annual aggregate limit as to all coverages. Allstate's experience to date is that these policy form changes have effectively limited its exposure to environmental and asbestos claim risks assumed, as well as primary commercial coverages written, for most policies written in 1986 and all policies written after 1986. Allstate's reserves for environmental and asbestos claims were $1.12 billion and $1.10 billion at September 30, 1998 and December 31, 1997, net of reinsurance recoverables of $441 million and $388 million, respectively.

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

3.   REINSURANCE

     Property-liability insurance premiums and life and annuity premiums and contract charges are net of the following reinsurance ceded:


                                                                   THREE MONTHS                        NINE MONTHS
                                                                ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
   (IN MILLIONS)                                                 1998         1997                1998           1997
                                                                 ----         ----                ----           ----

   Property-liability premiums                                   $109        $89                 $333           $343

   Life and annuity premiums and contract charges                  49         36                  138            109



      Property-liability insurance claims and claims expense and life and annuity contract benefits are net of the following reinsurance recoveries:


                                                                    THREE MONTHS                     NINE MONTHS
                                                                ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
   (IN MILLIONS)                                                   1998      1997                  1998       1997
                                                                   ----      ----                  ----       ----

   Property-liability insurance claims and claims expense           $75      $75                  $218         $240

   Life and annuity contract benefits                                21       13                    50           36


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

     In April 1998, Federal Bureau of Investigation agents executed search warrants at three offices of Allstate for documents relating to the handling of some claims for losses resulting from the 1994 earthquake in Northridge, California. Allstate received a subpoena issued on April 24, 1998, from the U.S. District Court of the Central District of California, in connection with a Los Angeles grand jury proceeding, for the production of documents and records relating to the Northridge earthquake. Allstate is cooperating with the investigation. At present, the company cannot determine the impact of resolving these matters.

     Allstate and plaintiffs' representatives have agreed to settle certain civil suits filed in California, including a class action, related to the Northridge earthquake. The plaintiffs in these civil suits have challenged licensing and engineering practices of certain firms Allstate retained and have alleged that Allstate systamatically pressured engineering firms to improperly alter their reports to reduce the loss amounts paid to some insureds with earthquake claims. Under the terms of the proposed settlement, and subject to court approval, Allstate will begin a court-administered program to enable up to approximately 10,000 homeowner customers to potentially seek review of their claims by an independent engineer and an independent adjusting firm to ensure that they have been compensated for all earthquake damage under the terms of their Allstate policies. Allstate will also retain an independent consultant to review Allstate's practices and procedures for handling catastrophe claims, and will establish a charitable foundation devoted to consumer education on loss prevention and consumer protection and other insurance issues. The company does not expect that the effect of the proposed settlement on Allstate's financial position, liquidity and results of operations will be material.

     Various other legal and regulatory actions are currently pending that involve Allstate and specific aspects of its conduct of business. In the opinion of management, the ultimate liability, if any, in one or more of these actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

5.   COMPREHENSIVE INCOME

     The components of other comprehensive income on a pretax and after-tax basis are as follows:


                                                                  THREE MONTHS ENDED SEPTEMBER 30,
(IN MILLIONS)                                                 1998                             1997
                                                   -----------------------------------------------------------------
                                                                Income                            Income
                                                                 tax                               tax
                                                      Pretax    effect   After-tax    Pretax      effect     After-tax
                                                      ------    ------   ---------    ------      ------     ---------

Unrealized capital gains and losses:
   Unrealized holding gains (losses) arising
   during the period                                $    (3)   $    1    $   (2)    $ 1,168    $  (409)     $   759
   Less: reclassification adjustment for realized
   net capital gains included in net income              89       (31)       58         336       (118)         218
                                                       -----      ----     -----       -----     ------       =-----
Unrealized net capital gains (losses)                   (92)       32       (60)        832       (291)         541
Unrealized foreign currency translation
   adjustments                                           (8)        3        (5)         (2)         1           (1)
                                                      ------    ------    ------     -------     ------       ------
Other comprehensive income (loss)                   $  (100)   $   35    $  (65)    $   830    $  (290)     $   540
                                                      ======    ======    ------     =======     ======       ------
Net income                                                                  713                                 824
                                                                            ---                               ------
Comprehensive income                                                     $  648                             $ 1,364
                                                                            ===                               ======

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
(IN MILLIONS)                                                   1998                            1997
                                                   ------------------------------- ---------------------------------
                                                                Income                            Income
                                                                 tax                               tax
                                                      Pretax    effect   After-tax    Pretax      effect     After-tax
                                                      ------    ------   ---------    ------      ------     ---------
Unrealized capital gains and losses:
   Unrealized holding gains arising during the
   period                                           $   787    $ (275)   $  512     $ 1,829    $  (640)     $ 1,189
   Less: reclassification adjustment for realized
   net capital gains included in net income             767      (268)      499         732       (256)         476
                                                       -----    ------    -----       ------    -------        -----
Unrealized net capital gains                             20        (7)       13       1,097       (384)         713
Unrealized foreign currency translation
   adjustments                                            -         -         -         (11)         4           (7)
                                                       -----    ------   -------      ------    -------       ------
Other comprehensive income                          $    20    $   (7)   $   13     $ 1,086    $  (380)     $   706
                                                       =====    ======   -------      ======    =======       ------
Net income                                                                2,534                               2,234
                                                                         -------                              ------
Comprehensive income                                                     $2,547                            $  2,940
                                                                         =======                              ======


6.   ACQUISITION OF PEMBRIDGE INC.

     On April 14, 1998, the Company completed the purchase of Pembridge Inc. ("Pembridge") for approximately $275 million. Pembridge primarily sells non-standard auto insurance in Canada through its wholly-owned subsidiary Pafco Insurance Company. Pembridge's results were included in the Company's consolidated results from the date of purchase.

7.   COMMON STOCK

     An increase in the number of authorized shares of common stock of the Company from 1 billion to 2 billion was approved at the annual meeting of shareholders on May 19, 1998. Also, the Board of Directors approved a two-for-one stock split which was paid on July 1, 1998. Common stock, additional capital paid-in, weighted average shares and per share amounts have been retroactively adjusted to reflect the stock split.


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

     The Company filed a shelf registration statement with the Securities and Exchange Commission in August 1998, under which up to $2 billion of debt securities, preferred stock or debt warrants may be issued. No securities have been issued under this registration statement.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders of The Allstate Corporation:


     We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries as of September 30, 1998, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



Deloitte & Touche LLP

Chicago, Illinois
November 13, 1998

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

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

CONSOLIDATED REVENUES



                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                    SEPTEMBER 30,             SEPTEMBER 30,
(IN MILLIONS)                                                    1998         1997         1998         1997
                                                                 ----         ----         ----         ----


Property-liability insurance premiums                        $  4,866     $  4,685    $  14,431    $  13,877
Life and annuity premiums and contract charges                    381          356        1,122        1,077
Net investment income                                             977          995        2,916        2,906
Realized capital gains and losses                                 212          348          956          776
                                                               ------       ------       ------       ------
  Total revenues                                             $  6,436     $  6,384    $  19,425    $  18,636
                                                               ======       ======       ======       ======



     Consolidated revenues increased slightly for the third quarter of 1998 and 4.2% for the first nine months of 1998 compared to the same periods in 1997. The increases were primarily the result of growth in property-liability premiums.

CONSOLIDATED NET INCOME

     Net income for the third quarter of 1998 was $713 million, or $0.86 per diluted share, compared with $824 million, or $0.95 per diluted share, for the third quarter of 1997. Earnings per share amounts reflect the July 1, 1998, two-for-one stock split. Growth in property-liability earned premiums and favorable non-catastrophe loss trends were more than offset by lower realized capital gains and higher catastrophe losses. The favorable property-liability non-catastrope loss experience was due to lower claim frequency (rate of occurrence) and improved auto severity loss trends (average cost per claim).

     Net income for the first nine months of 1998 was $2.53 billion, or $3.01 per diluted share, compared with $2.23 billion, or $2.55 per diluted share, for the same period in 1997. The results for the first nine months of 1998 were favorably impacted by higher realized capital gains and increased property-liability underwriting income. Property-liability results benefited from favorable auto claim frequency and auto severity loss trends, which were partially offset by higher catastrophe losses.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

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

     Underwriting results for each of the property-liability areas of business are discussed separately beginning on page 13.

     Unaudited summarized financial data and key operating ratios for the Company's property-liability operations for the three month and nine month periods ended September 30, are set forth in the following table:



                                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                      SEPTEMBER 30,           SEPTEMBER 30,
(IN MILLIONS, EXCEPT RATIOS)                                        1998        1997        1998         1997
                                                                    ----        ----        ----         ----

Premiums written                                                $  5,067    $  4,881    $ 14,736    $  14,158
                                                                  ======       =====     =======      =======

Premiums earned                                                 $  4,866    $  4,685    $ 14,431    $  13,877
Claims and claims expense                                          3,476       3,395      10,235       10,137
Operating costs and expenses                                       1,103       1,045       3,233        3,050
                                                                   -----       -----       -----        -----
Underwriting income                                                  287         245         963          690
Net investment income                                                444         463       1,313        1,324
Income tax expense on operations                                     198         195         617          539
                                                                   -----       -----       -----        -----
Operating income                                                     533         513       1,659        1,475
Realized capital gains and losses, after-tax                          76         193         405          418
Gain on disposition of operations, after-tax                           -           -          25            -
Equity in net income of unconsolidated subsidiary                      -           9          10           26
                                                                  ------       -----       -----        -----

Net income                                                      $    609    $    715    $  2,099    $   1,919
                                                                 =======     =======    ========    =========

Catastrophe losses                                              $    192    $    121    $    614    $     352
                                                                 =======     =======   =========    =========

Operating ratios
   Claims and claims expense ("loss") ratio                         71.4        72.5        70.9         73.0
   Expense ratio                                                    22.7        22.3        22.4         22.0
                                                                   ------       ----        -----        ----
   Combined ratio                                                   94.1        94.8        93.3         95.0
                                                                   ======       ====        =====        ====
   Effect of catastrophe losses on combined ratio                    3.9         2.6         4.3          2.5
                                                                   ======       ====        =====       =====

NET INVESTMENT INCOME AND REALIZED CAPITAL GAINS

     The effects of lower investment yields continued to offset higher investment balances resulting in a decrease in pretax net investment income of 4.1% from the same period in 1997 to $444 million for the third quarter, and a slight decrease to $1.31 billion for the nine month period ended September 30, 1998, as compared to the same period in 1997. The increase in investment balances resulting from positive cash flows from PP&C operations was offset by the impact of increased dividends paid to The Allstate Corporation from Allstate Insurance Company ("AIC"). The lower investment yields are due, in part, to the investment of proceeds from calls and maturities and the investment of positive cash flows from operations in securities yielding less than the average portfolio rate. In relatively low interest rate environments, funds from maturing investments may be reinvested at interest rates lower than those which prevailed when the funds were previously invested.

     Net realized capital gains for the third quarter of 1998 were $76 million after-tax versus $193 million after-tax for the same period in 1997. For the first nine months of 1998, realized capital gains were $405 million after-tax compared with $418 million after-tax for the same period in 1997. The decreases were primarily due to the existence of less favorable market conditions during the periods, partially offset by a realized gain on the sale of real estate. Fluctuations in realized capital gains and losses are largely a function of timing of sales decisions reflecting management's view of individual securities and overall market conditions.

UNDERWRITING RESULTS

     PP&C - Summarized financial data and key operating ratios for Allstate's PP&C operations for the three month and nine month periods ended September 30, are presented in the following table:


                                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                        SEPTEMBER 30,            SEPTEMBER 30,
(IN MILLIONS, EXCEPT RATIOS)                                          1998         1997        1998        1997
                                                                      ----         ----        ----        ----

Premiums written                                                   $ 5,067     $  4,881    $ 14,736    $ 14,157
                                                                     =====        =====      ======      ======

Premiums earned                                                    $ 4,866     $  4,686    $ 14,431    $ 13,876
Claims and claims expense                                            3,450        3,403      10,205      10,140
Operating costs and expenses                                         1,097        1,037       3,213       3,034
                                                                     -----        -----      ------       -----
Underwriting income                                                $   319     $    246    $  1,013    $    702
                                                                     =====        =====      ======       =====
Catastrophe losses                                                 $   192     $    121    $    614    $    352
                                                                     =====        =====      ======       =====

Operating ratios
   Claims and claims expense ("loss") ratio                           70.9         72.6        70.7        73.1
   Expense ratio                                                      22.5         22.1        22.3        21.9
                                                                      ----         ----        ----        ----
   Combined ratio                                                     93.4         94.7        93.0        95.0
                                                                      ====         ====        ====        ====
   Effect of catastrophe losses on combined ratio                      3.9          2.6         4.3         2.5
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

     PP&C premiums written for the third quarter of 1998 increased 3.8%, and for the first nine months of 1998 increased 4.1%, compared to the same periods in 1997. The increase for both periods was primarily due to an increase in renewal policies in force (unit sales) and, to a lesser extent, average premiums. Management believes favorable loss trends, competitive considerations and regulatory pressures in some states will continue to impact the Company's ability to maintain auto rates at historical levels.

     Standard auto premiums written increased 2.5% to $2.83 billion in the third quarter of 1998, from $2.76 billion for the same three month period in 1997. For the nine month period ending September 30, 1998, standard auto premiums increased 3.5% to $8.39 billion from $8.10 billion in 1997. The increase for both periods was primarily due to an increase in renewal policies in force and average premiums. Average premium increases were primarily attributable to a shift to newer and more expensive autos and, to a lesser extent, rate increases.

     Non-standard auto premiums written increased 6.7% to $861 million in the third quarter of 1998, from $807 million for the same period in 1997. For the nine month period, non-standard auto premiums written increased 6.7% to $2.54 billion compared with $2.38 billion for 1997. The increase for both periods was driven by an increase in renewal policies in force, average premiums and Deerbrook premiums written through the independent agency channel. Management believes non-standard auto premiums written for the first nine months of 1998 continued to be adversely impacted by competitive pressures and administrative requirements, which were intended to improve retention and decrease expenses related to the collection of premiums.

     Homeowners premiums written for the third quarter were $906 million, an increase of 6.1% from third quarter 1997 premiums of $854 million. For the first nine months of 1998, homeowners premiums written were $2.42 billion, an increase of 6.4% compared to the same period last year. The increase for both periods was driven by an increase in policies in force and, to a lesser extent, average premiums. The higher average premiums were primarily due to rate increases.

     For the third quarter of 1998, PP&C had underwriting income of $319 million versus $246 million for the third quarter of 1997. Underwriting income for the nine month period ended September 30, 1998 was $1.01 billion compared to $702 million for the first nine months of last year. Improved underwriting results for both periods were primarily due to earned premium growth and favorable non-catastrophe loss experience, partially offset by increased catastrophe losses. Favorable non-catastrophe loss experience resulted from lower auto and homeowners claim frequency and favorable auto severity loss trends. Auto injury claim severities improved slightly compared to the third quarter 1997 level, and trended favorably compared to relevant medical services cost indices. Auto physical damage coverage claim severities improved compared to the prior year and were below relevant body work and used car price indices.

     CATASTROPHE LOSSES AND CATASTROPHE MANAGEMENT - Catastrophe losses for the third quarter of 1998 were $192 million compared with $121 million for the same period in 1997. For the first nine months of 1998, catastrophe losses were $614 million, an increase of $262 million compared to the same period last year. The level of catastrophe losses experienced in any year cannot be predicted and could be material to results of operations and financial position. The Company has experienced two severe catastrophes in recent years which resulted in losses of $2.33 billion (net of reinsurance) relating to Hurricane Andrew in 1992 and $1.78 billion relating to the Northridge earthquake in 1994. While management believes the Company's catastrophe management initiatives will greatly reduce the severity of future losses, the Company continues to be exposed to catastrophes which could be of similar or greater magnitude.

     Catastrophe reserve estimates are regularly reviewed and updated, using the most current information. Any resulting adjustments, which may be material, are reflected in current operations. The establishment of appropriate reserves for catastrophes, as for all outstanding property-liability claims, is an inherently uncertain process.

     The Company, in the normal course of business, may supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims.

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

     DISCONTINUED LINES AND COVERAGES - Underwriting results for Discontinued Lines and Coverages for the three month and nine month periods ended September 30, are summarized below:

                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                   SEPTEMBER 30,              SEPTEMBER 30,
(IN MILLIONS)                   1998          1997         1998          1997
                                ----          ----         ----          ----

Underwriting loss             $ (32)         $ (1)       $ (50)        $ (12)
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

     Summarized financial data for Allstate Life's operations and investments at or for the three month and nine month periods ended September 30, are illustrated in the following table:



                                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                 SEPTEMBER 30,
     (IN MILLIONS)                                                  1998         1997            1998          1997
                                                                    ----         ----            ----          ----

     Statutory premiums and deposits                            $  1,433     $  1,106        $  4,313      $  3,569
                                                                 =======      =======         =======       =======

     Investments                                                $ 31,597     $ 29,360        $ 31,597      $ 29,360
     Separate Account assets                                       8,839        7,332           8,839         7,332
                                                                 -------      -------         -------        ------
     Investments including Separate Account assets              $ 40,436     $ 36,692        $ 40,436      $ 36,692
                                                                 =======      =======         =======        ======

     Premiums and contract charges                                 $ 381        $ 356          $1,122      $  1,077
     Net investment income                                           524          526           1,571         1,564
     Contract benefits                                               604          584           1,775         1,765
     Operating costs and expenses                                    138          147             463           444
                                                                 -------      -------         -------        ------
     Income from operations                                          163          151             455           432
     Income tax expense on operations                                 63           52             159           148
                                                                 -------      -------         -------        ------
     Operating income                                                100           99             296           284
     Realized capital gains and losses, after-tax (1)                 15           33             147            86
     Loss on disposition of operations, after-tax                      -           (5)              -            (5)
                                                                 -------      -------         --------     --------
     Net income                                                 $    115     $    127        $    443      $    365
                                                                 =======      =======         ========     ========


(1) Net of the effect of related amortization of deferred policy acquisition costs in 1998.

     Statutory premiums and deposits, which include premiums and deposits for all products, increased 29.6% in the third quarter and 20.8% for the first nine months of 1998 compared with the same periods of last year. Statutory premiums and deposits by product line for the three month and nine month periods ended September 30, are presented in the following table:



                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                   SEPTEMBER 30,            SEPTEMBER 30,
(IN MILLIONS)                    1998        1997        1998         1997
                                 ----        ----        ----         ----

Life products
    Universal                $    180    $    184    $    626     $    540
    Traditional                    75          76         230          225
    Other                          63          62         176          175

Annuity products
    Fixed                         471         373       1,197        1,182
    Variable                      389         373       1,247        1,065

Group pension products            255          38         837          382
                              -------      ------      ------       ------

   Total                     $  1,433    $  1,106    $  4,313     $  3,569
                              =======      ======      ======       ======



     For the three month period ended September 30, 1998, sales of group pension products, as well as fixed and variable annuity products increased. During the nine month period, sales of all products increased. The increases in premiums for both periods are reflective of the Company's multitude of product choices available to customers in varying interest rate environments. Group pension product sales are expected to fluctuate as they are based on management's assessment of current market conditions.

     Life and annuity premiums and contract charges under generally accepted accounting principles ("GAAP") increased 7.0% in the third quarter and 4.2% for the first nine months of 1998. Under GAAP, revenues exclude deposits on most annuities and premiums on universal life insurance policies and will vary with the mix of products sold during the period. The increase in the three months ended September 30, 1998, is primarily attributable to higher revenues from universal life products, an increase in premiums for traditional and other life products, and increased fee revenue for variable annuity products. The increase in the first nine months of 1998 is due to additional revenues from universal life and variable annuity products, offset partially by a decline in premiums for traditional and other life products on a GAAP basis.

     Pretax net investment income in the third quarter and first nine months of 1998 was comparable to the 1997 periods as investment income earned on higher investment balances was offset by lower portfolio yields. Investments, excluding Separate Account assets and unrealized gains on fixed income securities, grew by 4.0%. The overall portfolio yield declined slightly, as proceeds from calls and maturities as well as positive cash flows from operating activities were invested in securities yielding less than the average portfolio rate. In relatively low interest rate environments, funds from maturing investments may be reinvested at interest rates lower than those which prevailed when the funds were previously invested.

     Operating income increased slightly during the third quarter and 4.2% during the first nine months of 1998 compared with the same periods in 1997. The increases for these periods were attributable to increased revenues from variable annuity products and growth in mortality margins.

     Net realized capital gains after-tax decreased to $15 million in the third quarter as gains from the sale of real estate were offset by losses from equity and fixed income securities. The increase to $147 million for the first nine months of 1998 was due primarily to gains from the sale of equity and fixed income securities, as well as from sales of real estate.


LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

     The Company maintains two credit facilities totaling $1.55 billion as a potential source of funds to meet short-term liquidity requirements, including a $1.50 billion, five-year revolving line of credit, expiring in 2001 and a $50 million, one-year revolving line of credit expiring in 1999. In order to borrow on the five-year line of credit, AIC is required to maintain a specified statutory surplus level, and the Company's debt to equity ratio (as defined in the agreement) must not exceed a designated level. These requirements are currently being met, and management expects to continue to meet them in the future. Allstate also has a commercial paper program with an authorized borrowing limit of up to $1.00 billion to cover its short-term cash needs. Total borrowings under the combined commercial paper program and line of credit are limited to $1.55 billion.

     In April 1998, $357 million of 6.76% Automatically Convertible Equity Securities were converted into approximately 8.6 million common shares of The PMI Group, Inc. ("PMI"). The number of shares tendered was based upon the average market price of the PMI common stock for the 20 days immediately prior to maturity. The Company recognized an after-tax gain on conversion of these securities of $56 million.

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

     The Company filed a shelf registration statement with the Securities and Exchange Commission in August 1998, under which up to $2 billion of debt securities, preferred stock or debt warrants may be issued. No securities have been issued under this registration statement.

     During the third quarter of 1998, the Company purchased approximately 10.3 million shares of its common stock, for its treasury, at a cost of $426.3 million. At September 30, 1998, the Company held approximately 78 million shares of treasury stock with an average cost per share of $37.12. During the third quarter, the Company completed a $2 billion stock repurchase program started during August of 1997. In August 1998, the Company announced an additional $2 billion stock repurchase program to be completed on or before December 31, 2000.

     On April 14, 1998, the Company completed the purchase of Pembridge Inc. ("Pembridge") for approximately $275 million. Pembridge primarily sells non-standard auto insurance in Canada through its wholly-owned subsidiary, Pafco Insurance Company.

     An increase in the number of authorized shares of common stock of the Company from 1 billion to 2 billion was approved at the annual meeting of shareholders on May 19, 1998. Also, the Board of Directors approved a two-for-one stock split which was paid on July 1, 1998.

     The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company, receipt of dividends from AIC and other relevant factors. The payment of shareholder dividends by AIC without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that AIC can distribute during 1998 without prior approval of the Illinois Department of Insurance is $2.56 billion. In the past twelve months, AIC has paid approximately $2.53 billion in dividends to The Allstate Corporation. AIC intends to continue to pay dividends in advance of Corporate funding requirements and up to the maximum amount allowed without requiring prior approval. AIC has the capacity to pay up to $28 million of dividends as of October 31, 1998. The dividends are used for general corporate purposes including the Company's stock repurchase programs.

Financial Ratings and Strength

     The following table summarizes the Company and its major subsidiaries' debt ratings, which were affirmed by Moody's during the third quarter of 1998:


           The Allstate Corporation (debt)                                   A-1
           The Allstate Corporation (commercial paper)                       P-1
           Allstate Insurance Company (claim-paying ability)                 Aa2
           Allstate Life Insurance Company (claim-paying ability)            Aa2

Liquidity

     Surrenders and withdrawals for Allstate Life were $504 million and $1.59 billion for the three month and nine month periods ended September 30, 1998, respectively, compared to $520 million and $1.42 billion in the respective 1997 periods. As the Company's interest-sensitive life policies and annuity contracts in-force grow and age, the dollar amount of surrenders and withdrawals could increase.


INVESTMENTS

     The composition of the investment portfolio at September 30, 1998, at financial statement carrying values, is presented in the table below:



                                PROPERTY-LIABILITY       LIFE AND ANNUITY        CORPORATE             TOTAL
                                -----------------------------------------------------------------------------------
(IN MILLIONS)                              Percent                Percent             Percent               Percent
                                          to total               to total            to total              to total
                                          --------               --------            --------              --------


Fixed income securities (1)      $26,834     79.2%      $26,534     84.0%   $    71     50.3%     $53,439     81.4%
Equity securities                  5,095     15.0           705      2.2         42     29.8        5,842      8.9
Mortgage loans                       117       .3         3,065      9.7          -       -         3,182      4.9
Short-term                         1,849      5.5           709      2.2         28     19.9        2,586      3.9
Other                                 11        -           584      1.9          -        -          595       .9
                                 -------    ------       ------    ------    ------   -------       -----    ------
   Total                         $33,906    100.0%      $31,597    100.0%   $   141    100.0%     $65,644    100.0%
                                 =======    ======       ======    ======    ======   =======      ======   =======


     (1) Fixed income securities are carried at fair value. amortized cost for these securities was $25.24 billion, $23.84 billion and $67 million for property-liability, life and annuity, and corporate, respectively.

     Total investments increased to $65.64 billion at September 30, 1998 from $62.55 billion at December 31, 1997. Property-liability investments increased $1.63 billion to $33.91 billion at September 30, 1998 from $32.28 billion at December 31, 1997. Allstate Life investments at September 30, 1998, increased $1.84 billion to $31.60 billion from $29.76 billion at December 31, 1997. The increase in investments was primarily attributable to amounts invested from positive cash flows generated from operations and the addition to short-term investments of approximately $1.04 billion of collateral resulting from a change in accounting treatment for securities lending programs.

     Nearly 94.0% of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having an NAIC rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

YEAR 2000

     The Company is heavily dependent upon complex computer systems for all phases of its operations, including customer service, insurance processing, underwriting, loss reserving, investments and other enterprise systems. Since many of the Company's older computer software programs recognize only the last two digits of the year in any date, some software may fail to operate properly in or after the year 1999, if the software is not reprogrammed, remediated, or replaced ("Year 2000"). Also, many systems and equipment that are not typically thought of as computer-related (referred to as "non-IT") contain embedded hardware or software that may have a Year 2000 sensitive component. Allstate believes that many of its counterparties and suppliers also have Year 2000 issues and non-IT issues which could affect the Company.

     In 1995, the Company commenced a plan consisting of four phases which are intended to mitigate and/or prevent the adverse affects of the Year 2000 issues on its systems: 1) assessment and analysis of affected systems and equipment, 2) remediation and compliance of systems and equipment through strategies that include the enhancement of new and existing systems, upgrades to operating systems already covered by maintenance agreements and modifications to existing systems to make them Year 2000 compliant, 3) testing of systems using clock-forward testing for both current and future dates and for dates which trigger specific processing, and 4) contingency planning which will address possible adverse scenarios and the potential financial impact to the Company's results of operations, liquidity or financial position.

     The Company believes that the first step of this plan, assessment, is complete, and is currently in the remediation phase for all systems and equipment. In April 1998, the Company announced its main premium application system, ALERT, which manages more than 20 million auto and property policies is Year 2000 compliant. The Company is relying on other remediation techniques for its midrange and personal computer environments, and certain mainframe applications. Management believes the majority of Allstate's computer systems will be remediated by the end of 1998, with the investment processing systems and certain midrange computers to be remediated by the middle of 1999.

     The third phase of the plan which includes clock-forward testing of the Company's systems and non-IT, is scheduled to be largely complete by the end of 1998. The Company is currently in the process of identifying key processes and developing contingency plans in the event that the systems supporting these processes are not Year 2000 compliant at the end of 1999. Management believes these contingency plans should be completed by mid-1999. Until these plans are complete, management is unable to determine an estimate of the most reasonably possible worst case scenario due to issues relating to the Year 2000.

     In addition, the Company is actively working with its major external counterparties and suppliers to assess their compliance efforts and the Company's exposure to both their Year 2000 issues and non-IT issues. The Company is currently soliciting its key external counterparties and suppliers to certify that they are Year 2000 compliant or are taking actions they believe will adequately prepare them for the Year 2000. Allstate will continue its efforts to receive responses on Year 2000 compliance from these parties. If key vendors are unable to meet the Year 2000 requirement, Allstate intends to prepare contingency plans that will allow the Company to continue to sell its products and to service its customers. Management believes these contingency plans should be completed by mid-1999. The Company, however, does not have sufficient information at the current time to determine whether or not its external counterparties and suppliers will be Year 2000 ready.

     The Company also has investments which have been publicly and privately placed. The Company may also be exposed to the risk that the issuers of these investments will be adversely impacted by Year 2000 issues. The Company assesses the impact which Year 2000 issues have on the Company's investments as part of due diligence for proposed new investments and in its ongoing review of current portfolio holdings. Any recommended investment actions with respect to individual investments are determined by taking into account the potential impact of Year 2000 on the issuer.

     The Company presently believes that it will resolve the Year 2000 issue in a timely manner, and the costs incurred to achieve Year 2000 compliance of Company systems are not expected to be material to the Company's results of operations, liquidity or financial position. Year 2000 costs are expensed as incurred.


OTHER DEVELOPMENTS


     In 1997, the Company formed a new company, Allstate New Jersey Insurance Company ("ANJ"), which will be dedicated to serving property and casualty insurance consumers in New Jersey. At the beginning of 1998, ANJ started offering coverage to customers and began receiving property and assigned risk policies from AIC. During the fourth quarter of 1998, ANJ expects to start receiving voluntary auto policies from AIC and Allstate Indemnity Company.

     The financial services industry has experienced a substantial increase in merger and acquisition activity which is leading to a consolidation of certain industry segments and a broadening of the business scope of some competitors.
While the ultimate impact to the Company is not determinable, Allstate is considering mergers, acquisitions, and business alliances in both the United States and internationally in the pursuit of its business strategy.


PENDING ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how segments are determined and requires additional segment disclosures for both annual and quarterly reporting. Under this SFAS, segments are determined using the "management approach" for financial statement reporting. The management approach is based on the way an enterprise makes operating decisions and assesses performance of its businesses. The Company's reportable segments are not expected to change as a result of the adoption of SFAS No. 131. The requirements of this SFAS will be adopted effective December 31, 1998.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes employers' disclosures about pension and other postretirement benefit plans, requires additional information on changes in the benefit obligation and fair value of plan assets and eliminates certain previously required disclosures. The disclosure requirements of this SFAS will be adopted effective December 31, 1998.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. The requirements are effective for fiscal years beginning after June 15, 1999. Earlier application is encouraged but is only permitted as of the beginning of any fiscal quarter after issuance. This SFAS requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Additionally, the change in fair value of a derivative which is not effective as a hedge will be immediately recognized in earnings. The Company is currently reviewing these requirements and has not yet determined the impact or the expected date of adoption.

     In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP is required to be adopted in 1999. The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The Company is currently evaluating the effects of this SOP on its accounting for insurance-related assessments. Certain information required for compliance is not currently available and therefore the Company is studying alternatives for estimating the accrual. In addition, industry groups are working to improve the information available. While it is possible that the cumulative effect of adoption could be material to results of operations, the impact of this standard is not expected to be material to the results of operations, liquidity or financial position of the Company. The Company expects to adopt the SOP as of January 1, 1999.

FORWARD-LOOKING STATEMENTS

         The statements contained in this Management's Discussion and Analysis that are not historical information are forward-looking statements that are based on management's estimates, assumptions and projections. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes several important factors that could cause the Company's actual results and experience with respect to forward-looking statements to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements:

1. The references to auto severity loss trends (see "Consolidated Net Income" at page 11 and "Underwriting Results" at page 13) as compared to medical services cost indices and body work and used car price indices reflect statistical data for the period indicated. Also, the references to severity trends and claim frequency trends (see "Consolidated Net Income" at page 11 and "Underwriting Results" at page 13) reflect statistical data for the period indicated. Such data for a following period or periods could well indicate that such trends have ceased or reversed.

2. Management believes that the initiatives implemented by Allstate to manage its exposure to catastrophes will greatly reduce the severity of future losses (see "Underwriting Results" at page 13 and "Catastrophe Losses and Catastrophe Management" at page 15). These beliefs are based in part on the efficacy of techniques adopted by Allstate and the accuracy of the data used by Allstate which are designed to predict the probability of catastrophes and the extent of losses to Allstate resulting from catastrophes. Catastrophic events may occur in the future which indicate that such techniques and data do not accurately predict Allstate's losses from catastrophes. In that event, the probability and extent of such losses may differ materially from that which would have been predicted by such techniques and data.

The Company, in the normal course of business, may supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. While management believes that the Company has implemented the appropriate procedures to evaluate the quality and monitor the performance of these third parties and information sources, they may prove to be unreliable, inaccurate or misrepresented.

3. In order to borrow on the five-year line of credit (see "Liquidity and Capital Resources" at page 18), AIC is required to maintain a specified statutory surplus level and the Allstate debt to equity ratio (as defined in the credit agreement) must not exceed a designated level. Management expects to continue to meet such borrowing requirements in the future. However, the ability of AIC and Allstate to meet these requirements is dependent upon the economic well-being of AIC. Should AIC sustain significant losses from catastrophes, its and Allstate's ability to continue to meet these credit agreement requirements could be lessened. Consequently, Allstate's right to draw upon the five-year line of credit could be diminished or eliminated during a period when it would be most in need of financial resources.

4. The Company believes that it will resolve the Year 2000 issue in a timely manner and that the costs incurred to achieve Year 2000 compliance of Company systems and equipment will not be material to the Company's results of operations, liquidity or financial position (see "Year 2000" at page 20). In particular, management believes:
  - that the majority of Allstate's computer systems and equipment will be remediated by December 31, 1998, and its investment processing systems and equipment and certain midrange computers will be remediated by mid-1999.
  - that clock-forward testing of the Company's systems and equipment is scheduled for completion by December 31, 1998.
  - that the Company's contingency plans for addressing possible adverse scenarios should be completed by mid-1999.
Although these statements reflect management's good faith beliefs regarding the completion of the various phases of its program for Year 2000 compliance, unforeseen problems could delay completion of the Company's plan. For example, clock-forward testing may identify problems that were not detected during the assessment phase of the Company's Year 2000 plan. Moreover, the extent to which the computer operations of the Company's external counterparties and suppliers are adversely affected could, in turn, affect the Company's ability to communicate with such counterparties and suppliers and could materially affect the Company's results of operations in any period or periods. In addition, the extent to which Year 2000 issues have an impact on the operations of businesses in which the Company has invested could affect the performance of the Company's investment portfolio and could materially affect the Company's results of operations in any period or periods.

5. Management believes favorable loss trends, competitive considerations and regulatory pressures in some states will continue to impact the Company's ability to maintain rates at historical levels (see "Underwriting Results" at page 13). However, other factors that affect the average premium growth rate, such as loss ratio deterioration, could accelerate the rate.

     See the Company's 1997 Annual Report on Form 10-K (the "1997 10-K") for other important risk factors which may affect the results of operations and financial condition of the Company. For those risk factors affecting the Company as a regulated insurance holding company, see "Risk Factors Affecting Allstate" at page 2 of the 1997 10-K.

PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  An Exhibit Index has been filed as part of this report on Page E-1.

         (b)      Reports on Form 8-K.

                  Registrant filed a Current Report on Form 8-K on September 11, 1998 (Item 5).

SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         The Allstate Corporation
                                         (Registrant)







November 13, 1998
                                         By  /s/ Samuel H. Pilch
                                         Samuel H. Pilch, Controller

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

   15    Acknowledgment  of  awareness  from  Deloitte & Touche  LLP,
         dated  November  13,  1998,   concerning  unaudited  interim
         financial information.

   27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

                                                                      EXHIBIT 15

To the Board of Directors and Shareholders of The Allstate Corporation:


We have reviewed, in accordance with standards established by the American Institute of Certified Public Accountants, the unaudited interim financial information of The Allstate Corporation and subsidiaries for the three-month and nine-month periods ended September 30, 1998 and 1997, as indicated in our report dated November 13, 1998; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is incorporated by reference in Registration Statement Nos. 333-34583 and 333-61817 on Form S-3 and Registration Statement Nos. 33-77928, 33-93758, 33-93760, 33-93762, 33-99132, 33-99136, 33-99138, 333-04919, 333-16129, 333-23309,
333-40283, 333-40285 and 333-40289 on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration
Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

Deloitte & Touche LLP

Chicago, Illinois
November 13, 1998