Form 10-K
period 1998-12-31
ALLSTATE CORP
filed 1999-03-26
CIK 899051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

Securities registered pursuant to Section 12(b) of the Act:
                                                           NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                                   ON WHICH REGISTERED
Common Stock, par value $0.01                            New York Stock Exchange
per share                                                 Chicago Stock Exchange

7.95% Cumulative Quarterly                               New York Stock Exchange
Income Preferred Securities, Series A
(issued by a wholly-owned trust of the Registrant)

7.125% Senior Quarterly Interest Bonds                   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     On January 31, 1999, Registrant had 813,386,882 shares of common stock outstanding. Approximately 754,000,000 of these shares, having an aggregate market value (based on closing prices on January 29, 1999 reported in the New York Stock Exchange Composite listing) of approximately $28.28 billion, were owned by stockholders other than the Registrant's directors and executive officers and Northern Trust Corporation, which is the trustee for The Savings and Profit Sharing Fund of Allstate Employees.


     The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

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

     Portions of the following documents are incorporated by reference as follows:

     Parts I, II and III of this Form 10-K incorporate by reference certain information from the Registrant=s Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 1999 (the "Proxy Statement").

                                TABLE OF CONTENTS




PART I                                                                      PAGE

Item 1.      Business..........................................................1
                 Recent Developments...........................................2
                 Risk Factors Affecting Allstate as an Insurer.................3
                 Allstate Strategy.............................................3
                 Property-Liability Insurance Business.........................6
                    Catastrophe Exposure and Catastrophe Management............9
                    Property-Liability Claims and Claims Expense Reserves.....12
                 Discontinued Lines and Coverages.............................20
                 Life and Savings Segment.....................................21
                 Year 2000....................................................22
                 Capital Requirements.........................................24
                 Investments..................................................25
                 Regulation...................................................25
                 Geographic Distribution of Insurance.........................30
                 Seasonality..................................................30
                 Employees....................................................30
                 Service Marks................................................30
                 Forward-Looking Statements...................................30
                 Executive Officers...........................................32
Item 2.     Properties........................................................33
Item 3.     Legal Proceedings.................................................33
Item 4.     Submission of Matters to a Vote of Security Holders...............34


PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholders
            Matters...........................................................34
Item 6.     Selected Financial Data...........................................34
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................35
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........35
Item 8.     Financial Statements and Supplementary Data.......................35
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................35

PART III                                                                    PAGE

Item 10.     Directors and Executive Officers of the Registrant...............35
Item 11.     Executive Compensation...........................................35
Item 12.     Security Ownership of Certain Beneficial Owners and Management...36
Item 13.     Certain Relationships and Related Transactions...................36


PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...36
Signatures....................................................................37
Index to Financial Statement Schedules.......................................S-1
Exhibit Index................................................................E-1

                                     Part I

ITEM 1.   BUSINESS

     The Allstate Corporation (the "Company") was incorporated under the laws of the State of Delaware on November 5, 1992 to serve as the holding company for Allstate Insurance Company ("AIC"). The Company's business is conducted principally through AIC and AIC's subsidiaries (collectively, including the Company, "Allstate"). Allstate is engaged, principally in the United States and Canada, in the property-liability insurance and life insurance and savings businesses. Allstate is the country's second largest property-liability insurer on the basis of 1997 statutory premiums written and is a major life insurer. Allstate's life insurance and savings operations are conducted through Allstate Life Insurance Company ("ALIC"), a wholly-owned subsidiary of AIC, and through various ALIC subsidiaries ("Life and Savings").

     Allstate's primary business is the sale of private passenger auto and homeowners insurance. In 1997, Allstate maintained estimated national market shares in these lines of approximately 12.3% and 11.3%, respectively. Allstate's Property-Liability operations consist of two business segments: personal property and casualty ("PP&C") and Discontinued Lines and Coverages. PP&C is principally engaged in the sale of private passenger auto insurance and homeowners insurance to individuals in both the United States and in other countries. Discontinued Lines and Coverages consists of business no longer written by Allstate. Allstate markets its products through a variety of distribution channels, with the core of its PP&C distribution system being a broad-based network of approximately 15,500 exclusive agents (employee and non-employee) in the United States and Canada, and over 3,000 independent agents who offer Allstate products primarily in rural areas not served by Allstate agents. Allstate also uses independent and specialized brokers to expand market reach, including approximately 13,000 independent agents appointed to market non-standard auto business.

     Life and Savings markets a broad line of life insurance, savings and group pension products. Life and Savings distributes its products through Allstate agents (including life specialists), banks, independent agents and brokers and through direct response marketing.

     Allstate's Corporate and Other business segment is comprised of holding company activities and certain non-insurance operations.

     Information regarding the last three years' revenues and operating profit or loss, and the last two years' identifiable assets attributable to each of Allstate's four business segments is contained in note 15 of the Notes to Consolidated Financial Statements on pages C-62 to C-64 of the Proxy Statement, incorporated herein by reference in response to Item 8 hereof.

RECENT DEVELOPMENTS

     On March 3, 1999, ALIC and Putnam Investments, a leading investment management company, announced a joint venture to create and distribute a co-branded variable insurance product line. A joint venture executive committee consisting of executives from ALIC and Putnam will manage the partnership. Putnam's portfolio managers will oversee the mutual fund investments and ALIC will manage the insurance assets. The products will be distributed via Putnam's wholesaling force, and through its partnerships with banks, broker-dealers and financial advisors.

     On February 12, 1999, the Company announced a Rights Agreement under which shareholders of record on February 26, 1999 will receive a dividend distribution of one preferred share purchase right (a "Right") on each outstanding share of the Company's common stock. The Rights become exercisable ten days after it is publicly announced that a person or group has acquired 15% or more of the Company's common stock or ten business days after the beginning of a tender or exchange offer to acquire 15% or more of the Company's common stock. Then the Rights become exercisable at a price of $150 for a number of shares of the Company's common stock having a market value equal to $300. The Company may redeem the Rights at a price of $.01 per Right. The Rights expire on February 12, 2009. The Rights are intended to protect shareholders from unsolicited takeover attempts that may unfairly pressure shareholders and deprive them of the full value of their shares. Management is not aware of any such attempt at this time.

     On September 21, 1998,  the  Company's  Board of Directors  announced  that
Jerry D. Choate, the Company's Chairman and Chief Executive Officer, would retire at the end of 1998, and that Edward M. Liddy had been elected, effective January 1, 1999, to replace Mr. Choate. Mr. Liddy had been the Company's President and Chief Operating Officer since August 1994. As of January 1, 1999, Mr. Liddy became the Company's Chairman, President and Chief Executive Officer.

     During 1998, the Company received a charter from the Office of Thrift Supervision to operate a federal savings bank, Allstate Federal Savings Bank ("AFSB"). AFSB offers electronic commerce services to AIC specifically for pre-authorized payments of customers' premiums and other consumer transactions. AFSB is also committed to investing $15 million annually in the redevelopment of urban communities, and plans to form strategic alliances with community organizations and other groups in connection with these investments. During 1999, AFSB plans to introduce personal trust, financial planning services and other products based on customer needs and regulatory approvals.

RISK FACTORS AFFECTING ALLSTATE AS AN INSURER

     In addition to the normal risks of business, Allstate is subject to significant risk factors, including those applicable to it as an insurance company, such as: (i) the inherent uncertainty in the process of establishing property-liability loss reserves, particularly reserves for the cost of environmental, asbestos and mass tort claims, and the fact that ultimate losses could materially exceed established loss reserves and have a material adverse effect on results of operations and financial condition; (ii) the fact that Allstate has experienced, and can be expected in the future to experience, catastrophe losses which could have a material adverse impact on its financial condition, results of operations and cash flows; (iii) the inherent uncertainty in the process of establishing property-liability loss reserves due to the change in loss payment patterns caused by new claims settlement practices; (iv) the need for Allstate=s insurance company subsidiaries to maintain appropriate levels of statutory capital and surplus, particularly in light of continuing scrutiny by rating organizations and state insurance regulatory authorities, and to maintain acceptable financial strength or claims-paying ability ratings; (v) the extensive regulation and supervision to which Allstate=s insurance subsidiaries are subject, various regulatory and public initiatives that may affect Allstate, and regulatory and other legal actions involving Allstate; (vi) the Company=s primary reliance, as a holding company, on dividends from AIC to meet debt payment obligations, and regulatory restrictions on AIC's ability to pay such dividends; (vii) the adverse impact which increases in interest rates could have on the value of Allstate=s investment portfolio and on the attractiveness of certain Life and Savings products; (viii) the adverse impact to investment income in low interest rate environments due to funds being reinvested in securities yielding less than the average portfolio rate; (ix) the need to adjust the effective duration of the assets and liabilities of Life and Savings' operations in order to meet the anticipated cash flow requirements of its policyholder obligations; and (x) the uncertainty involved in estimating the availability of reinsurance and the collectibility of reinsurance recoverables.

     See also "Forward-Looking Statements," below, for several important factors that could cause the Company's actual results and experience, with respect to forward-looking statements in this Form 10-K to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements.


ALLSTATE STRATEGY

     Allstate's strategy is to focus on the profitable growth of its private passenger auto and homeowners insurance business; to improve customer retention and to increase cross-sales of its products to its customer base; to manage its catastrophe exposure; to expand its offering of Life and Savings products through existing non-agency distribution channels and through the addition of new distribution channels; and to seek opportunities in the international markets. This strategy is designed to capitalize on: (1) the strength of the Allstate name,
(2) Allstate's network of exclusive agents, (3) Allstate's auto and homeowners insurance capabilities, and (4) additional distribution channels available to Allstate.

     Allstate is experiencing increased competition in both its PP&C and Life and Savings segments. The increase in PP&C competition is due, in part, to increased consolidation in the industry, to the entry of new companies to the market attracted by historically high profit margins on auto insurance, and to the expansion and redefinition of underwriting risk selection and tolerance by many competitors. Increased competition in the Life and Savings segment is due, in part, to demutualization and consolidation currently being experienced in this industry. There is also a possibility of federal legislation that would allow banks, securities firms and insurance companies to affiliate.

     Allstate expects that the competitive pricing environment in the personal property and casualty industry will put pressure on its premium growth and profit margins, and plans to offset this pressure by initiating the following actions to increase growth and to improve expense margins:

     o implementing processes designed to control the cost of settling homeowners claims;

     o expanding its independent agent distribution channel with the intent to grow standard, non-standard and homeowners premiums written;

     o increasing sales of auto and homeowners related services such as auto and home equity financing, and auto parts and labor warranties in order to provide a more complete set of services to customers; and

     o    expanding  its  domestic  and   international   presence  through  the
          development of start-up operations, acquisitions, partnerships and expanded distribution channels.

     Allstate's marketing strategy for auto and homeowners insurance varies by geographic area. Allstate is attempting to grow its auto business in the United States more rapidly in states where the regulatory climate is more conducive to attractive returns. Allstate is attempting to manage its homeowners exposure on policies in areas where the potential loss from catastrophes exceeds acceptable levels. Allstate's process of designating geographic areas as growth and limited growth is dynamic and may be revised as changes occur in the legal, regulatory and economic environments, as catastrophe exposure is reduced and as new insurance policies are approved and introduced. Allstate continuously monitors its designated growth and limited growth areas and adjusts its actions, including limiting premium growth, as necessary, to maintain acceptable catastrophe exposure levels in these areas. As of December 31, 1998, the areas designated as auto limited growth markets represent an insignificant percentage of the total United States population. As a result of Allstate's efforts to introduce policy changes and to purchase catastrophe insurance coverage, the homeowners limited growth markets have been reduced to areas where approximately 4% of the United States population resides.

     Allstate separates the voluntary personal auto insurance business into two categories for underwriting purposes according to insurance risks: the standard market and the non-standard market, and has determined its growth strategy
accordingly.   The  standard  market  consists  of  drivers  who  meet  criteria indicating that they have low to average risk of loss expectancy. The non-standard auto insurance market consists of drivers who have higher-than-average risk profiles due to their driving records, to their lack of prior insurance or to the types of cars they own. Allstate has achieved the leading market share in this market. This has been a market in which Allstate has competed by capitalizing on an established distribution system, technology and claim handling capabilities and by tailoring pricing and products to reach a broader market. Allstate plans to continue to develop opportunities in this market in part, by expanding its independent agent distribution channel.

     Life and Savings has been growing its business through the development of new customer focused products, the establishment of new marketing arrangements, increased cross-sales of Life and Savings products to existing Allstate customers, offering a variety of competitive fee-based and interest-sensitive products to satisfy customer preferences in various interest rate environments, and leveraging existing scale to increase efficiency and effectiveness, in part, through investments in technology. Life and Savings' products are marketed through Allstate agents (including life specialists), banks, independent agents and brokers and through direct response marketing. Specialized brokers are used to distribute group pension and structured settlement products not offered by Allstate=s agency force. Life and Savings' direct response marketing program principally targets customers of credit card issuers who prefer to purchase, through the mail or telephone, selected products not offered by Allstate's agency force.

     Allstate's exclusive agency force of approximately 15,500 full-time agents is at the core of its PP&C distribution system. Allstate also uses over 3,000 independent agents to market a full range of Allstate insurance products to individuals, mostly in rural markets not served by Allstate agents, and approximately 13,000 independent agents appointed by Allstate's subsidiary, Deerbrook Insurance Company ("Deerbrook"), to market non-standard auto business.

     Allstate's international operations have included the sale of auto insurance in Canada for over 40 years. In 1997, Allstate commenced the sale of private passenger auto insurance in Germany through direct response marketing. Allstate plans similar direct response marketing of auto insurance in other western European countries and in Japan. Allstate has also identified areas in Asia and the Pacific Rim as attractive markets, principally for life insurance, and plans to pursue these and other international opportunities as an avenue to grow both its revenues and profitability. Allstate believes that it will take a number of years before its new and planned international businesses contribute significantly to its financial results.

     Allstate plans to pursue selective business start-ups, acquisitions, partnerships, and expanded distribution channels, both in the United States and internationally in the pursuit of its business strategy.

PROPERTY-LIABILITY INSURANCE BUSINESS

     Allstate's Property-Liability insurance business consists of the PP&C and Discontinued Lines and Coverages segments. PP&C, which accounted for $19.5 billion (or 78%) of Allstate's 1998 statutory written premiums, writes primarily private passenger auto and homeowners insurance policies in 50 states, the District of Columbia, Puerto Rico, Canada and Germany. Operating in
approximately 11,800 locations, Allstate agents produce more than 94.2% of PP&C's annual statutory written premiums, with the balance generated by independent agents largely in locations not currently served by Allstate agents. Discontinued Lines and Coverages consists of business no longer written by Allstate, including results from environmental, asbestos and mass tort losses, mortgage pool insurance business and other commercial insurance business in run-off, as well as the historical results of the commercial and reinsurance businesses sold in 1996.

     PP&C is principally engaged in private passenger auto and homeowners insurance, and accounted for substantially all of Allstate's total Property-Liability statutory premiums. Allstate was the country's second largest personal property and casualty insurer for both private passenger auto and homeowners insurance in 1997. Although private passenger auto and homeowners insurance account for the majority of its business, PP&C also writes coverages for product lines such as motorcycles, motor homes, mechanical breakdown, renters, condominium, residential and landlord, comprehensive personal liability, fire, personal umbrella, recreational vehicle, mobile home, boat owners, parts and labor warranties and selected commercial property and casualty coverages. PP&C also operates the AEI Group, Inc., whose principal subsidiary Allstate Motor Club provides members with travel plans and emergency road service. Allstate customers are also offered access to auto and home equity loans provided by a third party.

     The Company separates the voluntary personal auto insurance business into two basic categories according to insurance risk; the standard market and the non-standard market. The standard market consists of drivers who meet certain criteria which classify them as having low to average risk of loss expectancy. The non-standard market consists of drivers who have higher-than-average risk profiles due to their driving records, lack of prior insurance or the types of cars they own. Allstate's presence in the non-standard market as well as the standard market allows Allstate agents to offer insurance products to the vast majority of drivers who apply for insurance. PP&C has a refined price structure and policy features which address the special needs of drivers in the non-standard market. These policies are written at higher than standard rates. Allstate writes policies covering these risks principally through AIC's subsidiary, Allstate Indemnity Company. Deerbrook also writes non-standard insurance through independent agencies. Allstate had a countrywide market share of approximately 18.5% of the non-standard market in 1997.

     As a condition of its license to do business in each state, Allstate, like all other auto insurers, is required to write or share the cost of private passenger auto insurance for higher risk individuals who would otherwise be unable to obtain such insurance. This "Involuntary," or "Shared," market is governed by the applicable laws and regulations of each state, and policies written in this market are generally written at higher than standard rates. Allstate has generally experienced losses in its participation in the shared market.

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

     Allstate, unlike the majority of its competitors, does not rely on rating bureaus in establishing prices for its PP&C products. Instead Allstate uses its proprietary database, which contains many years of its own extensive underwriting and pricing experience. Accordingly, subject to applicable state regulations, different prices are derived according to numerous variables which apply to each specific risk, including, in the case of private passenger auto insurance, factors relating to the automobile (such as its age, make and model) as well as factors relating to the insured (such as previous driving record). In management's opinion, the extensive use and analysis of this database, rather than rating bureaus, provides PP&C with the basis for its market segmentation strategy to price risks accordingly.

     Allstate has attempted to reduce its PP&C claims costs through centralized claims administration, specialization and additional training of claims personnel, and intensive and early investigation, evaluation and negotiation of claims. During 1998, Allstate completed the implementation of redesigned claim settlement procedures for auto physical damage claims. In addition, Allstate has continued the design and testing of new procedures for personal injury claims and for property claims involving fire and roof damage.

     As is true for the property-liability industry in general, first-year costs attributable to PP&C's products are generally higher than for subsequent years. Accordingly, customer retention is an important factor in the profitability of PP&C's products, since policies that remain in force generally become more profitable over time. Allstate customer retention rates in 1998 for standard and non-standard auto were approximately the same as in 1997. Retention rates for homeowners increased slightly in 1998, having declined in 1997, due to the adverse impact of Allstate's catastrophe management initiatives. These initiatives are discussed below, under "Catastrophe Exposure." Homeowners' retention improved significantly in Florida in 1998, after a decline in 1997 due to the non-renewal and sale of renewal rights of certain homeowners' policies.

     The personal lines private passenger auto and homeowners businesses are highly competitive. As of December 31, 1997 over 1,400 insurance companies were in the market, with five groups of companies (State Farm, Allstate, Farmers, Nationwide and Progressive) writing approximately 47% of the private passenger auto premiums written. Approximately 48% of the homeowners premiums written in the United States were written by five groups of companies (State Farm, Allstate, Farmers, Nationwide and Travelers). State Farm maintains the leading share in the auto and homeowners insurance market and had 20.5% of the auto market and 23.0% of the homeowners market in 1997. Together, State Farm and Allstate had 32.8% and 34.3%, respectively, of the total United States' auto and homeowners market in 1997.

     AIC competes principally on the basis of its name recognition, scope of distribution system, customer service, use of technology, product features, breadth of product offerings and price. Additionally, extensive use of its database to develop proprietary information gives AIC the ability to segment its market, appropriately price risks and cross-sell its products within its customer base.

     In 1997, approximately $48 billion of industry personal lines premiums were generated by independent agencies, and the remaining $95 billion of premiums were generated by insurers placing their products directly with the consumer through employee agents, independent contractor exclusive agents, direct response and mail order. Allstate believes its exclusive agency force provides it with an advantage in distributing PP&C products. However, some competitors, operating solely with exclusive agents who are independent contractors or distributing through direct response or mail order marketing, or operating with non-exclusive independent agents have also been able to operate effective distribution systems.

     Approximately one half of Allstate's approximately 15,500 exclusive agents are employee agents. In future years, Allstate expects that the percentage of its agents who are independent contractor exclusive agents will increase substantially. In 1990, Allstate instituted an independent contractor exclusive agent contract under which persons are hired for an 18-month period during which they are trained as agents. Upon completion of the period, Allstate offers contracts to some of the trainees to serve as independent contractors who are exclusive agents for Allstate. With very limited exceptions, persons hired since 1990 for eventual consideration as Allstate agents have been hired on this basis. In addition, employee agents who were hired prior to 1990 have been permitted to convert to independent contractor exclusive agent status.

     At December 31, 1998, independent contractor exclusive agents, including agents in training to become independent contractor exclusive agents, represented approximately 47% of Allstate agents. Allstate has a strategic initiative intended to improve agencies' productivity to sell to and to service customers and to align local processes, programs and policies, including workers classification, with Allstate objectives. Allstate has entered into an agreement with the Internal Revenue Service which permits continuation of the employee agent programs under specified conditions.

CATASTROPHE EXPOSURE AND CATASTROPHE MANAGEMENT

     Catastrophes are an inherent risk of the property-liability insurance business which have contributed, and will continue to contribute, to material year-to-year fluctuations in Allstate's results of operations and financial position. The level of catastrophe loss experienced in any year cannot be predicted and could be material to results of operations and financial position. Allstate has experienced two severe catastrophes in recent years, each of which resulted in losses of approximately $2 billion. While management believes Allstate's catastrophe management strategies, described below, have reduced the severity of possible future losses, Allstate continues to be exposed to similar or greater catastrophes (see ARisk Factors" and AForward-Looking Statements" in this Form 10-K).

     A "catastrophe" is defined by Allstate as an event that produces pre-tax losses before reinsurance in excess of $1 million involving multiple first party policyholders. Catastrophes are caused by various events, including hurricanes, earthquakes, tornadoes, wind and hail storms, and fires. Although catastrophes can cause losses in a variety of PP&C lines, homeowners insurance has in the past generated the vast majority of catastrophe-related claims. For Allstate, major areas of potential losses due to hurricanes include major metropolitan centers near the eastern and gulf coasts of the United States. Allstate's exposure to potential earthquake losses in California is now limited by its participation in the California Earthquake Authority ("CEA"), as described below. Other areas in the United States in which Allstate is exposed to potential losses from earthquakes include areas in the central United States surrounding the New Madrid fault system in the Midwest and faults in and around Seattle, Washington and Charleston, South Carolina.

     Allstate has implemented initiatives to limit, over time, its insurance exposures in certain regions prone to catastrophes, subject to the requirements of insurance laws and regulations and as limited by competitive considerations. These initiatives include limits on new business production, limitations on certain policy coverages, increases in deductibles, policy brokering and participation in catastrophe pools. In addition, Allstate has requested and received rate increases and continues to expand its use of deductibles in certain regions prone to catastrophes. While management believes that its initiatives have reduced or will reduce Allstate's exposure to catastrophes in certain geographic regions over time, the extent of such reduction is uncertain and is constrained by state insurance laws and regulations. See "Regulation - Shared Markets" below.

     Allstate formed Allstate Floridian Insurance Company (" Floridian") and Allstate Floridian Indemnity Company ("AFI") which are operating to sell and service residential property customers in Florida. Floridian entered into a catastrophe reinsurance agreement with a non-affiliated entity which provides access to 80% of $500 million of catastrophe reinsurance protection for any loss in excess of approximately $1.00 billion, up to an aggregate limit of $800 million. In addition, Floridian has access to 90% of an estimated $950 million of reimbursements of losses from the Florida Hurricane Catastrophe Fund ("FHCF").

     The FHCF has the authority to issue bonds to pay its obligations to participating insurers. The bonds issued by the FHCF are funded by assessments on all property and casualty premiums written in the state, except workers' compensation and accident and health insurance. These assessments are limited to 4% and are recoupable immediately through increases in policyholder rates. A rate filing or any portion of a rate change attributable entirely to the assessment is deemed approved when made to the Florida Department of Insurance (the "Department"), subject to the Department's statutory authority to review the "adequacy" of any rate at any time.

     In addition to direct hurricane losses, Floridian and AFI are also subject to assessments from the Florida Windstorm Underwriting Association ("FWUA") and the Florida Property and Casualty Joint Underwriting Association ("FRPCJUA") which are organizations created to provide coverage for catastrophic losses to property owners unable to obtain coverage in the private market. Regular assessments are levied on participating companies if the deficit in the calendar year is less than or equal to 10% of the Florida property premiums industry-wide for the year. An insurer may recoup a regular assessment through a surcharge to policyholders subject to a cap on the amount that can be charged in any one year. If the deficit exceeds 10%, the FWUA and/or FRPCJUA will fund the deficit through the issuance of bonds. The costs of these bonds are then funded through a regular assessment in the first year following the deficit and through emergency assessments in subsequent years. Companies are required to collect emergency assessments directly from the policyholders and remit these monies to the organizations as they are collected. Participating companies are also required to purchase any unsold bonds issued by the FWUA and/or FRPCJUA. The insurer must file any recoupment surcharge with the Department at least 15 days prior to imposing the surcharge on policies. The surcharge may be used automatically after the expiration of the 15 days, unless the Department has notified the insurer in writing that any of its calculations are incorrect.

     While the Florida statutes are designed so that the ultimate cost is borne by the policyholders, the exposure to assessments and availability of recoveries may not offset one another in the insurers' financial statements due to timing and to the possibility of policies not being renewed in subsequent years.

     Allstate entered into a three-year excess of loss reinsurance contract covering property policies in the northeastern portion of the United States ("Northeast"), effective June 1, 1997. The reinsurance program provides up to 95% of $500 million of reinsurance protection for catastrophe losses in excess of an estimated $750 million retention subject to an annual limit of $500 million and an aggregate limit of $1.00 billion over a three-year contract period. The deductibles on residential property policies in New York are being converted to include a hurricane deductible that is triggered by hurricane winds greater than 100 miles per hour, and at December 31, 1998, this conversion process was 40% complete.

     Allstate participates in the CEA, a privately-financed, publicly-managed state agency created to provide coverage for earthquake damage. Insurers selling homeowner insurance in California are required to offer earthquake insurance to their customers either through their company or by participation in the CEA. All of Allstate's traditional earthquake policies and mini-earthquake policies have been either (i) renewed into the CEA, or (ii) not renewed in accordance with customer requests. Allstate's homeowners policy will continue to include coverages for losses caused by explosions, theft, glass breakage and fires following an earthquake, which are not underwritten by the CEA.

     Approximately $700 million of the capital needed to create the CEA was obtained from assessments of participating insurance companies. In 1996, Allstate's pretax assessment, including related expenses, was approximately $150 million. Should losses arising from an earthquake cause a deficit in the CEA, additional capital needed to operate the CEA will be obtained through assessments of participating insurance companies, reinsurance and bond issuances funded by policyholder assessments. Participating insurers are required to fund a second assessment, not to exceed $2.15 billion, if the capital of the CEA falls below $350 million. Participating insurers are required to fund a third assessment, not to exceed $1.43 billion, if the aggregate CEA earthquake losses exceed $5.81 billion or the capital of the CEA falls below $350 million. At December 31, 1998, the CEA's capital balance was approximately $432 million. If the CEA assesses its member insurers for any amount, the amount of future assessments on members is reduced by the amounts previously assessed. To date, the CEA has not assessed member insurers beyond the initial assessment. The authority of the CEA to assess participating insurers expires when it has completed twelve years of operation. At the end of 1998, the CEA had completed two years of operation. All future assessments to participating CEA insurers are based on their CEA insurance market share as of December 31 of the preceding year. Assuming its current CEA market share does not materially change, Allstate does not expect its portion of these additional contingent assessments, if any, to exceed $540 million, as the likelihood of an earthquake causing losses in excess of the CEA industry capacity of $5.81 billion is less than .2%. Management believes Allstate's exposure to earthquake losses in California has been significantly reduced as a result of its participation in the CEA.

     Allstate continues to support passage of legislation in Congress such as the Homeowner's Insurance Availability Act which could, if enacted, lessen the impact to Allstate of catastrophic natural disasters such as hurricanes and earthquakes. Allstate is a founding member of a coalition whose members include property insurers and insurance agents. This group is promoting a measure that would provide federal reinsurance to state disaster plans. Proposed legislation, H.R. 21, was introduced at the beginning of the 106th Congress and was referred to the House Banking and Financial Services Committee. Allstate is unable to determine whether, or in what form, such proposed legislation could be enacted or any resulting effect on Allstate.

PROPERTY-LIABILITY CLAIMS AND CLAIMS EXPENSE RESERVES


     Allstate establishes property-liability loss reserves to cover its estimated ultimate liability for losses and loss adjustment expenses with respect to reported claims and claims incurred but not yet reported as of the end of each accounting period. In accordance with applicable insurance laws and regulations and generally accepted accounting principles ("GAAP"), no specific claim reserves are established until a loss occurs, including a loss from a catastrophe. Underwriting results of the two Property-Liability segments are significantly influenced by estimates of property-liability claims and claims expense reserves (see Note 6 of the Notes to Consolidated Financial Statements on pages C-48 to C-51 of the Proxy Statement, incorporated herein by reference in response to Item 8 hereof). These reserves are an accumulation of the estimated amounts necessary to settle all outstanding claims, including claims which are incurred but not reported, as of the reporting date. These reserve estimates are based on known facts and on interpretations of circumstances, including Allstate's experience with similar cases and historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions and public attitudes. The effects of inflation are implicitly considered in the reserving process. The establishment of reserves, including reserves for catastrophes, is an inherently uncertain process and the ultimate cost may vary materially from the recorded amounts. Allstate regularly updates its reserve estimates as new facts become known and further events occur which may impact the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reflected in the results of operations in the period such changes are determined to be needed.

     The Company, in the normal course of business, may supplement its claims and underwriting processes by utilizing third party adjusters, appraisers, engineers, inspectors, other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims.

     Establishing net loss reserves for environmental, asbestos and mass tort claims is subject to uncertainties that are greater than those presented by other types of claims. Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, availability and collectibility of reinsurance and the extent and timing of any such contractual liability. The legal issues concerning the interpretation of various insurance policy provisions and whether these losses are, or were ever intended to be covered, are complex. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insured obligation to defend; how policy limits are determined; how policy exclusions are applied and interpreted; and whether clean-up costs represent insured property damage. Management believes these issues are not likely to be resolved in the near future. See Note 6 of the Notes to Consolidated Financial Statements on pages C-48 to C-51 of the Proxy Statement, incorporated herein by reference in response to Item 8 hereof.

     The following tables are summary reconciliations of the beginning and ending property-liability insurance claims and claims expense reserves, displayed individually for each of the last three years. The first table presents reserves on a gross (before reinsurance) basis. The end of year gross reserve balances are reflected in the Consolidated Statements of Financial Position on page C-32 of the Proxy Statement, incorporated herein by reference in response to Item 8 hereof. The second table presents reserves on a net (after reinsurance) basis. The total net property-liability insurance claims and claims expense amounts are reflected in the Consolidated Statements of Operations on page C-30 of the Proxy Statement, incorporated herein by reference in response to Item 8 hereof.



GROSS
($ in millions)
                                                                                  Year Ended December 31,
                                                                          ------------------------------------
                                                                              1998        1997         1996

                                                                          ---------   ---------    ---------
Gross reserve for property-liability claims and claims expense,
  beginning of year                                                    $    17,403  $   17,382    $  17,687
 Acquisitions                                                                   96           0            0
                                                                          ---------   ---------    ---------
                  Total  gross reserve adjusted                             17,499      17,382       17,687

Incurred claims and claims expense
  Provision attributable to the current year                                14,614      14,268       15,186
  Decrease in provision attributable to prior years                          (695)       (618)        (338)
                                                                          ---------   ---------    ---------
                  Total claims and claims expense                           13,919      13,650       14,848

Claim payments
  Claims and claims expense attributable to current year                     8,909       8,300        8,073
  Claims and claims expense attributable to prior years                      5,628       5,329        5,711
  Claims and claims expense attributable to disposition of operations            0           0        1,369
                                                                          ---------   ---------    ---------
                  Total payments                                            14,537      13,629       15,153
                                                                          ---------   ---------    ---------

Gross reserve for property-liability claims and claims expense,
  end of year as shown on 10-K loss reserve development table          $    16,881  $   17,403    $  17,382
                                                                          =========   =========    =========







NET
($ in millions)
                                                                               Year Ended December 31,
                                                                          ----------------------------------
                                                                              1998        1997         1996
                                                                          ---------   ---------    ---------
Net reserve for property-liability claims and claims expense,
  beginning of year                                                    $    15,773  $   15,598     $ 16,156
  Acquisitions                                                                  58           0            0
                                                                          ---------   ---------    ---------
                  Total net reserves adjusted                               15,831      15,598       16,156

Incurred claims and claims expense
  Provision attributable to the current year                                14,301      14,013       14,823
  Decrease in provision attributable to prior years                          (700)       (677)        (336)
                                                                          ---------   ---------    ---------
                  Total claims and claims expense                           13,601      13,336       14,487

Claim payments
  Claims and claims expense attributable to current year                     8,521       8,148        7,522
  Claims and claims expense attributable to prior years                      5,488       5,013        5,787
  Claims and claims expense attributable to disposition of operations            0           0        1,736
                                                                          ---------   ---------    ---------
                  Total payments                                            14,009      13,161       15,045
                                                                          ---------   ---------    ---------

Net reserve for  property-liability claims and claim expense,
 end of year as shown on 10-K loss reserve development table (1)       $    15,423  $   15,773    $  15,598
                                                                          =========   =========    =========



(1)  Reserves for claims and claims expense are net of reinsurance of $1.46 billion, $1.63 billion and $1.78 billion, at December 31, 1998, 1997 and 1996,  respectively.



     The year-end 1998 gross reserves of $16.88 billion for property-liability insurance claims and claims expense, as determined under GAAP, were $1.90 billion more than the reserve balance of $14.98 billion recorded on the basis of statutory accounting practices for reports provided to state regulatory authorities. The principal difference is the reinsurance recoverable from third parties totaling $1.46 billion that reduces reserves for statutory reporting and is recorded as an asset for GAAP reporting. Additional differences are caused by the reserves of the international subsidiaries which are not included in the combined United States statutory statement.

     As the tables above illustrate, Allstate's net reserve for property-liability insurance claims and claims expense at the end of 1997 developed favorably in 1998 by $700 million, compared to favorable development of the gross reserves of $695 million. Net reserve development in 1998 and 1997 was more favorable than favorable gross reserve development in these years. This relationship was due to the fact that Allstate's principal Property-Liability lines, such as private passenger auto and homeowners, were not significantly affected by reinsurance, whereas Discontinued Lines and Coverages involved a higher level of ceded reinsurance protection. The more favorable development in the net reserves was due to higher anticipated reinsurance cessions on increased reserve reestimates for Discontinued Lines and Coverages. In 1996, following completion of a comprehensive review of available reinsurance for Discontinued Lines and Coverages, the Company decreased ceded loss reserves. This decrease offset the favorable effect of higher reinsurance cessions related to increased reestimates of gross reserves for Discontinued Lines and Coverages. See "Property-Liability Claims and Claims Expense Reserves" on pages C-10 to C-14 of the Proxy Statement, incorporated herein by reference in response to Item 7 hereof. For further discussion of the Company's reinsurance programs, see
"Property-Liability Reinsurance Ceded" on pages C-13 and C-14 of the Proxy Statement, incorporated herein by reference in response to Item 7 hereof.

     The loss reserve development table below illustrates the change over time of the net reserves established for property-liability insurance claims and claims expense at the end of various calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability. The third section, reading down, shows retroactive reestimates of the original recorded reserve as of the end of each successive year which is the result of Allstate's expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest reestimated reserve to the reserve originally established, and indicates whether or not the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims. The table also presents the gross reestimated liability as of the end of the latest reestimation period, with separate disclosure of the related reestimated reinsurance recoverable. This presentation appears for all periods in which the income recognition provisions of Statement of Financial Accounting Standards No. 113 have been applied.

The loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

                                                Loss Reserve Development


         ($ in millions)


                                                                            December 31, (1)
                                  --------------------------------------------------------------------------------------------------
                                   1988      1989      1990      1991    1992      1993      1994    1995     1996    1997   1998
Gross Reserves for
  Unpaid Claims and
  Claims Expense                $10,035    $10,962   $12,117   $13,136 $14,902   $15,209   $16,414 $17,326  $17,382 $17,403 $16,881
Deduct: Reinsurance
  Recoverable                     1,180      1,066     1,028     1,066   1,419     1,338     1,298   1,490    1,784   1,630   1,458
                                  -----     ------    ------    ------  ------    ------    ------  ------   ------  ------  ------
Reserve For Unpaid
Claims and Claims Expense        $8,855     $9,896   $11,089   $12,070 $13,483   $13,871   $15,116 $15,836  $15,598 $15,773 $15,423
-------------------------

Paid (cumulative) as of:
------------------------
    One year later                3,516      4,295     4,558     4,550   4,955     4,472     4,748   5,787    5,013   5,488
    Two years later               5,279      6,338     6,723     6,688   7,068     6,519     7,749   8,232    7,952
    Three years later             6,433      7,584     8,010     7,935   8,283     8,273     9,247  10,083
    Four years later              7,161      8,338     8,778     8,694   9,430     9,140    10,400
    Five years later              7,611      8,824     9,279     9,508   9,985     9,849
    Six years later               7,927      9,180     9,883     9,907  10,467
    Seven years later             8,189      9,651    10,196    10,284
    Eight years later             8,560      9,921    10,512
    Nine years later              8,803     10,206
    Ten years later               9,065

Reserve Reestimated as of:
--------------------------
    End of year                   8,855      9,896    11,089    12,070  13,483    13,871    15,116  15,836   15,598  15,773 15,423
    One year later                8,891     10,312    11,367    11,990  13,081    13,159    14,691  15,500   14,921  15,073
    Two years later               9,006     10,617    11,576    11,909  12,745    12,890    14,295  14,917   14,450
    Three years later             9,323     10,990    11,680    11,905  12,735    12,832    13,928  14,700
    Four years later              9,686     11,105    11,777    12,010  12,877    12,617    13,835
    Five years later              9,817     11,245    11,954    12,322  12,830    12,585
    Six years later               9,974     11,447    12,378    12,395  12,895
    Seven years later            10,212     11,962    12,503    12,499
    Eight years later            10,762     12,091    12,612
    Nine years later             10,896     12,216
    Ten years later              11,022

Initial reserve in excess of (less than) reestimated reserve:
-------------------------------
    Amount                     ($2,167)   ($2,320)  ($1,523)    ($429)    $588    $1,286    $1,281  $1,136   $1,148    $700
    Percent                     (24.5%)    (23.4%)   (13.7%)    (3.6%)    4.4%      9.3%      8.5%    7.2%     7.4%    4.4%

Gross Reestimated Liability-Latest                                     $14,723   $14,274   $15,394 $16,238  $16,267 $16,708
Reestimated Recoverable-Latest                                           1,828     1,689     1,559   1,538    1,817   1,635
                                                                       -----------------------------------------------------
Net Reestimated Liability-Latest                                       $12,895   $12,585   $13,835 $14,700  $14,450 $15,073

Gross Cumulative Excess (Deficiency)                                      $179      $935    $1,020  $1,088   $1,115    $695

                                                                       =====================================================


(1) For 1990 through 1995,  this loss reserve  development table excludes ARCO  claims and claims expense, due to the unavailability of loss  reserve development information for these claims on a comparable basis. ARCO was sold in 1996.



     The subsequent reduction in the net reserves established since December 31, 1993 shown in the foregoing table reflects favorable severity trends that the Company has experienced, as more fully discussed below. The principal cause for the initial reserves established at the end of 1991, and all previous years reflected in the table, needing to be increased over the time frame in the above table is the cumulative adverse reserve development on environmental, asbestos and mass tort claims, virtually all of which relates to 1984 and prior years. There are significant uncertainties in estimating the amount of Allstate's environmental, asbestos and mass tort claims. Among the complications are a lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, complex unresolved legal issues regarding policy coverage, availability of reinsurance and the extent and timing of any such contractual liability. Courts have reached different and sometimes inconsistent conclusions as to when the loss occurred and what policies provide coverage; what claims are covered; whether there is an insured obligation to defend; how policy limits are determined; how policy exclusions are applied and interpreted; and whether clean-up costs represent insured property damage. These issues are not likely to be resolved in the near future. As a result of these issues, the ultimate cost of these claims may generate losses that vary materially from the amount currently reserved.

     Allstate has gained access to complex databases developed by outside experts to estimate the cost of liabilities for environmental claims. Allstate's policy files were compared to the databases to determine an estimate of the Company's potential environmental loss. The Company also refined its own estimation techniques to estimate environmental and asbestos losses. Allstate has used a combination of these resources, along with an extensive internal review of its current claim exposures to estimate environmental and asbestos reserves. The Company has also performed in-depth analysis of its reinsurance recoverables. During 1996, based upon the Company's re-evaluation, loss reserves for environmental and asbestos exposures, net of reinsurance, were increased by $172 million and $72 million, respectively. These studies and re-evaluations resulted in Allstate's actions to increase reserves as described in AProperty-Liability Claims and Claims Expense Reserves" on pages C-10 to C-14 of the Proxy Statement, incorporated herein by reference in response to Item 7 hereof. Allstate updates its evaluations of environmental, asbestos and mass tort reserves annually. While Allstate believes the improved actuarial techniques and databases described above have assisted in its ability to estimate environmental, asbestos and mass tort net loss reserves, these refinements may prove to be inadequate indicators of the extent of probable loss. See note 6 of the Notes to the Consolidated Financial Statements on pages C-48 to C-51 of the Proxy Statement, incorporated herein by reference in response to Item 8 hereof.

     The following table is derived from the Loss Reserve Development table and summarizes the effect of reserve reestimates, net of reinsurance, on calendar year operations for the same ten-year period ended December 31, 1998. The total of each column details the amount of reserve reestimates made in the indicated calendar year and shows the accident years to which the reestimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve reestimates for the indicated accident year(s).


                                             Effect of Net Reserve Reestimates on
                                                   Calendar Year Operations






($ in millions )

                     1989    1990    1991    1992    1993    1994    1995    1996    1997   1998       TOTAL
                     ----    ----    ----    ----    ----    ----    ----    ----    ----   ----       -----
BY ACCIDENT
YEAR
1988 & PRIOR          $36    $115    $317    $363    $131    $157    $238    $550    $134   $126      $2,167
      1989                    301    (12)      10    (16)    (17)    (36)    (35)     (5)    (1)         189
      1990                           (27)   (164)    (11)    (43)    (25)    (91)     (4)   (16)       (381)
      1991                                  (289)   (185)   (101)    (72)   (112)    (52)    (5)       (816)
      1992                                          (321)   (332)   (115)   (170)   (120)   (39)     (1,097)
      1993                                                  (376)   (259)   (200)   (168)   (97)     (1,100)
      1994                                                          (156)   (338)   (152)   (61)       (707)
      1995                                                                     60   (216)  (124)       (280)
      1996                                                                           (94)  (254)       (348)
      1997                                                                                 (229)       (229)

                     ----    ----    ----    ----    ----    ----    ----    ----    ----   ----      ------
TOTAL                 $36    $416    $278   ($80)  ($402)  ($712)  ($425)  ($336)  ($677) ($700)    ($2,602)
                     =====   ====    ====   =====  ======  ======  ======  ======  ====== ======    ========




     Favorable calendar year reserve development in 1992 through 1998 was the result of favorable severity trends in each of the seven years, which more than offset adverse development in Discontinued Lines and Coverages.

     The favorable severity trend during this seven-year period was largely due to lower than anticipated medical cost inflation for personal auto injury claims. Improvements in the Company=s claim settlement processes are also believed to have contributed to favorable development since 1995. The reduction in the anticipated medical cost inflation trend has emerged over time as actual claim settlements validated the effect of the steady decline in the rate of inflation. In addition, while the claim settlement process changes are believed to have contributed to favorable severity trends on closed claims, these changes introduce a greater degree of variability in reserve estimates for the remaining outstanding claims at December 31, 1998. Future reserve releases, if any, are expected to be adversely impacted by anticipated increases in medical cost inflation rates. See ARisk Factors Affecting Allstate" and "Forward-Looking Statements" in this Form 10-K.

DISCONTINUED LINES AND COVERAGES

     An Allstate subsidiary wrote excess and surplus lines coverages from 1972 to 1985, including professional liability coverages, principally on claims-made coverage forms. The subsidiary also wrote substantial umbrella and excess liability coverages on an occurrence basis, including medical and other product liability coverages, for major United States corporations. In 1985, the subsidiary was merged into AIC with AIC assuming all of its assets and liabilities.  Since the  early  1980's,  Allstate  has  experienced  significant increases in losses for years prior to 1980 arising out of the subsidiary's umbrella and excess liability coverage for large corporations. Since the late 1980's, most of these losses have related to environmental damages, asbestos-related damages or mass-tort settlements. AIC continues to be involved in coverage litigation with the subsidiary's insureds.

     In addition, during the late 1960's and through the early 1980's Allstate's reinsurance business unit wrote treaty and facultative reinsurance covering general liability primary policies, including policies for major producers of asbestos products. During approximately the same period, Allstate's reinsurance business unit wrote reinsurance coverage on liability policies with major United States corporations that have since become involved in environmental and asbestos claims. Such companies may have been involved with hazardous wastes in a variety of ways including as manufacturers, haulers, dump site owners, or through a combination of these activities. Allstate's reinsurance business unit continues to be involved in coverage litigation and arbitration with ceding companies and their insureds involving liability for environmental and asbestos damages claims. In 1986, Allstate ceased writing business with ceding companies which tended to insure larger corporations with potential environmental and/or asbestos damage exposures, and its underwriting focus was redirected toward smaller, more regionalized insurers who focus on property and casualty coverages and who have underwriting standards that are considered prudent by Allstate. Also in 1986, the general liability policy form used by Allstate and others in the property-liability industry was amended to introduce an "absolute pollution exclusion," which excluded coverage for environmental damage claims, and added asbestos exclusions. Most general liability policies issued prior to 1987 contain annual aggregate limits for product liability coverage, and policies issued after 1986 also have an annual aggregate limit as to all coverages. Allstate's experience to date is that these policy form changes have effectively limited its exposure to environmental and asbestos claim risks assumed, as well as primary commercial coverages written, for most policies written in 1986 and all policies written after 1986.

     Allstate's environmental and asbestos exposures are primarily limited to policies written in periods prior to 1986 with the preponderance of the losses emanating from policies written in the 1970's. New environmental and asbestos claims, however, continue to be reported. Allstate has established substantial reserves for the environmental and asbestos damage claims, and for mass tort exposures. Mass tort exposures primarily relate to product liability claims, such as those for medical devices and other products, and general liabilities. However, there are significant inherent uncertainties in estimating the ultimate cost of these claims, as discussed below. Further information regarding the foregoing is contained in AProperty-Liability Claims and Claims Expense Reserves" on pages C-10 to C-14 of the Proxy Statement, incorporated herein by reference in response to Item 7 hereof. For information regarding Superfund proposed legislation, see "Regulatory Initiatives and Proposed Legislation" below.

LIFE AND SAVINGS BUSINESS

     Life and Savings markets a broad line of life insurance, savings and group pension products. Life insurance includes traditional products such as whole life and term life insurance, as well as universal life, variable life and other interest-sensitive life products. Savings products include both deferred annuities, such as variable annuities and fixed rate single premium deferred annuities, flexible premium deferred annuities and immediate annuities such as structured settlement annuities. Life and Savings' group pension products include guaranteed investment contracts and retirement annuities. The assets and liabilities relating to flexible premium deferred variable annuities, variable life, variable universal life and certain guaranteed investment contracts are legally segregated and reflected as assets and liabilities of the Separate Accounts. In 1998, annuity premiums and deposits represented 56% of Life and Savings' total statutory premiums and deposits.

     Life and Savings competes principally on the basis of its name recognition, scope of its distribution systems, customer service and focus, breadth of product offerings, product features, its financial strength, claims-paying ability ratings, and price, and with respect to variable life and annuity products, management and investment performance of, and various investment choices in, its Separate Account portfolio of funds.

     Life and Savings markets individual and group life insurance, savings and group pension products and reaches a broad market of potential customers throughout the United States and in other countries through Allstate agents (including life specialists), banks, independent agents and brokers and through direct response marketing. Products bearing the "Allstate Life Insurance Company" name are generally sold by Allstate agents, specialized brokers, and through direct marketing techniques. Other products, many of which are of similar types to those bearing the "Allstate Life Insurance Company" name but which bear other brand names, are distributed through independent insurance agents, brokers, banks and direct marketing techniques. Life insurance in force, net of reinsurance, was $202 billion at December 31, 1998 and $194 billion at December 31, 1997. As of December 31, 1998, Life and Savings had $41.86 billion of investments, including $10.10 billion of Separate Account assets.

ALIC subsidiary Northbrook Life Insurance Company ("Northbrook") has a strategic alliance with Dean Witter Reynolds, Inc., a wholly-owned subsidiary of Morgan Stanley Dean Witter & Co. ("Dean Witter") for the marketing and distribution of Northbrook's life and annuity products through Dean Witter's broker sales force. ALIC subsidiary Glenbrook Life and Annuity Company has also entered into marketing arrangements with banks and brokers for the sale of life and annuity products, including an arrangement with the AIM mutual fund group under which AIM markets Glenbrook Life and Annuity Company variable annuities. In 1998 Glenbrook Life and Annuity also began distributing a no-load variable annuity product through direct marketing. Life and Savings is committed to broadening its bank and broker distribution outlets in an effort to increase the sales of its annuity products, and to participate in the market for life insurance products sold through banks. Although Allstate currently benefits from agreements with financial services entities who market and distribute its products, change in control of these non-affiliated entities with which Allstate has alliances could have a detrimental effect on Life and Savings sales. See

"Recent Developments," above, concerning the joint venture between ALIC and Putnam Investments to sell variable insurance products.

     Life and Savings utilizes certain services shared with AIC such as investment, finance, information technology and legal services. Although Life and Savings' management develops overall strategies for its business, the primary management of each distribution channel is largely decentralized. Accordingly, management of each distribution channel is primarily responsible for determining its own product mix and product features appropriate for its target market. Life and Savings believes that its range of distribution channels promotes flexibility, extends market reach, reduces dependency on any one distribution system, and allows Life and Savings to focus on distinct, generally non-overlapping markets.

     The establishment of reserve and contractholder fund liabilities in recognition of Allstate's future benefit obligations under life and annuity policies and other Life and Savings products are discussed in Note 2 of the Notes to the Consolidated Financial Statements on pages C-36 to C-40 of the Proxy Statement, incorporated herein by reference in response to Item 8 hereof.

     The market for financial services, including the various types of life insurance and annuities sold by Life and Savings, is highly competitive. As of December 31, 1998, there were approximately 830 groups of life insurance companies in the United States, most of which offer one or more products similar to those offered by Life and Savings and many of which use similar marketing techniques. Based on information contained in statements filed with insurance departments, in 1997 approximately 68% of the life insurance and annuity premiums and deposits were written by 25 groups of companies. Life and Savings ranked 13th based on ordinary life insurance in force and 20th based on statutory admitted assets. Banks and savings and loan associations in certain jurisdictions compete with Life and Savings in the sale of life insurance products. In addition, because certain life insurance and annuity products include a savings or investment component, competition also comes from brokerage firms, investment advisors and mutual funds as well as from banks and other financial institutions. Despite a large number of life company acquisitions in recent years, the life insurance and annuity market continues to be highly fragmented and competitive.

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

     In 1995, the Company commenced a plan consisting of four phases which are intended to mitigate and/or prevent the adverse affects of the Year 2000 issues on its systems: 1) inventory and assessment of affected systems and equipment, 2) remediation and compliance of systems and equipment through strategies that include the replacement or enhancement of existing systems, upgrades to operating systems already covered by maintenance agreements and modifications to existing systems to make them Year 2000 compliant, 3) testing of systems using clock-forward testing for both current and future dates and for dates which trigger specific processing, and 4) contingency planning which will address possible adverse scenarios and the potential financial impact to the Company's results of operations, liquidity or financial position.

     The Company believes that the first three steps of this plan, assessment, remediation and testing, including clock-forward testing which is being performed on the Company's systems and non-IT, are mostly complete for the Company's critical systems. In April 1998, the Company announced its main premium application system, ALERT, which manages more than 20 million auto and homeowners policies is Year 2000 compliant. The Company is relying on other remediation techniques for its midrange and personal computer environments, and certain mainframe applications.

     Certain investment processing systems, midrange computers and personal computer environments are planned to be remediated by the middle of 1999, and some systems and non-IT related to discontinued or non-critical functions of the Company are planned to be abandoned by the end of 1999.

     The Company is currently in the process of identifying key processes and developing contingency plans in the event that the systems supporting these key processes are not Year 2000 compliant at the end of 1999. Management believes these contingency plans should be completed by mid-1999. Until these plans are complete, management is unable to determine an estimate of the most reasonably possible worst case scenario due to issues relating to the Year 2000.

     In addition, the Company is actively working with its major external counterparties and suppliers to assess their compliance efforts and the Company's exposure to both their Year 2000 issues and non-IT issues. This assessment has included the solicitation of external counterparties and suppliers, evaluating responses received and testing third party interfaces and interactions to determine compliance. Currently the Company has solicited approximately 1,500 and has received responses from approximately 75% of its counterparties and suppliers. Allstate will continue its efforts to solicit responses on Year 2000 compliance from these parties. The majority of these responses have stated that the counterparties and suppliers believe that they will be Year 2000 compliant and that no transactions will be affected. However, some key vendors have not provided affirmative responses to date. The Company has also decided to test certain interfaces and interactions to gain additional assurance on third party compliance. If key vendors are unable to meet the Year 2000 requirement, Allstate is preparing contingency plans that will allow the Company to continue to sell its products and to service its customers. Management believes these contingency plans should be completed by mid-1999. The Company currently does not have sufficient information to determine whether or not all of its external counterparties and suppliers will be Year 2000 ready.

         The Company is currently assessing the level of Year 2000 risk associated with certain personal lines policies that have been issued. To date, no changes have been made in coverages provided by the Company's personal auto and homeowners lines policies to specifically exclude coverage for Year 2000 related claims. This does not mean that all losses, or any particular type of loss, that might be related to the Year 2000 will be covered. Rather, all claims will continue to be evaluated on a case-by-case basis to determine whether coverage is available for a particular loss in accordance with the applicable terms and conditions of the policy in force.

     The Company also has investments which have been publicly and privately placed. The Company may be exposed to the risk that the issuers of these investments will be adversely impacted by Year 2000 issues. The Company assesses the impact which Year 2000 issues have on the Company's investments as part of due diligence for proposed new investments and in its ongoing review of all current portfolio holdings. Any recommended actions with respect to individual investments are determined by taking into account the potential impact of Year 2000 on the issuer. Contingency plans are being created for any securities held whose issuer is determined to not be Year 2000 compliant.

     The Company presently believes that it will resolve the Year 2000 issue in a timely manner. Year 2000 costs are expensed as incurred, therefore the majority of expenses related to this project have been incurred as of December 31, 1998. The Company estimates that approximately $125 million in costs will be incurred between the years of 1995 and 2000. These amounts include costs directly related to fixing Year 2000 issues, such as modifying software and hiring Year 2000 solution providers. These amounts also include costs incurred to replace certain non-compliant systems which would not have been otherwise replaced.

CAPITAL REQUIREMENTS

     The capacity for Allstate's premium growth, like that of other insurance companies, is in part a function of its operating leverage. Operating leverage for property-liability insurance companies is measured by the ratio of net premiums written to statutory surplus. Ratios in excess of 3 to 1 are considered outside the usual range by insurance regulators and rating agencies. AIC's premium to surplus ratio was 1.4 to 1 at December 31, 1998 and 1997. Maintaining appropriate levels of statutory surplus is considered important by Allstate's management, state insurance regulatory authorities, and the agencies that rate insurers' claims-paying abilities and financial strength.

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

     The National Association of Insurance Commissioners ("NAIC") has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance risk, business risk, asset risk and interest rate risk. The RBC formula for property-liability companies includes asset and credit risks, but places more emphasis on underwriting factors for reserving and pricing. At December 31, 1998, RBC for each of Allstate's domestic insurance companies exceeded the required capital levels. See "Capital Resources" on pages C-19 and C-20 of the Proxy Statement, incorporated herein by reference in response to
Item 7 hereof.

     Allstate enters into certain intercompany insurance and reinsurance transactions for its Property-Liability and Life and Savings segments. Allstate enters into these transactions in order to maintain underwriting control and spread insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All intercompany transactions are eliminated in the Company=s consolidated financial statements.

INVESTMENTS

     Allstate follows a strategy to manage its exposure to market risk. Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. The Company=s primary market risk exposures are to changes in interest rates, although the Company also has certain exposures to changes in equity prices and foreign currency exchange rates. The active management of market risk is integral to the Company's operations. The Company may use the following tools to manage its exposure to market risk within defined tolerance ranges: 1) rebalance its existing asset or liability portfolios, 2) change the character of future investments purchased or 3) use derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased. The Company seeks to earn returns that enhance its ability to offer competitive rates and prices to customers while contributing to attractive and stable profits and long-term capital growth for the Company. Accordingly, the Company=s investment decisions and objectives are a function of the underlying risks and product profiles of each primary business operation.

     At December 31, 1998, Allstate's entire fixed income securities and equity securities portfolios were designated as "available for sale" and carried in the Company's financial statements at fair value. While the Company generally holds its fixed income securities for the long-term, management classifies these fixed income securities as available for sale to maximize the Company=s flexibility in responding to changes in market conditions. Changes in the fair value of these securities, net of deferred income taxes and deferred acquisition costs and benefit reserve adjustments on certain life insurance products, are reflected as a separate component of shareholders' equity. For discussion of the composition of the Company's investment portfolio, see "Investments" on pages C-22 to C-24 of the Proxy Statement, incorporated herein by reference in response to Item 7 hereof, and Note 4 of the Notes to the Consolidated Financial Statements on pages C-41 to C-44 of the Proxy Statement, incorporated herein by reference in response to Item 8 hereof.

REGULATION

     Allstate is subject to extensive regulation and supervision in the jurisdictions in which it does business. This regulation has a substantial effect on the business of Allstate, primarily on Allstate's PP&C segment. This regulatory oversight includes, for example, matters relating to licensing and examination, rate setting, trade practices, policy forms, limitations on the nature and amount of certain investments, claims practices, mandated participation in shared markets and guaranty funds, reserve adequacy, insurer solvency, transactions with affiliates, the amount of dividends that may be paid, and restrictions on underwriting standards. For discussion of statutory financial information, see note 12 of the Notes to Consolidated Financial Statements on pages C-57 and C-58 of the Proxy Statement, incorporated herein by reference in response to Item 8 hereof; and for discussion of regulatory contingencies, see note 9 of the Notes to Consolidated Financial Statements on pages C-52 to C-55 of the Proxy Statement, incorporated herein by reference in response to Item 8 hereof.

     LIMITATIONS ON DIVIDENDS BY INSURANCE SUBSIDIARIES - The Company is a legal entity separate and distinct from its subsidiaries. As a holding company with no other business operations, its primary sources of cash to meet its obligations, including principal and interest payments with respect to indebtedness, are dividends and other statutorily permitted payments from AIC. AIC, as a domiciliary of Illinois, is subject to the Illinois insurance laws and regulations. In Illinois, a domestic stock insurer may, without prior regulatory approval, pay ordinary dividends from statutory surplus which at the time of declaration is not less than the minimum required for the kind of insurance business that such company is authorized to conduct. Under the Illinois Insurance Code, AIC's surplus following any transaction with affiliates or dividends, including distributions to its shareholder or other security holders, must be reasonable in relation to AIC's outstanding liabilities and must be adequate to meet its financial needs. The Illinois Insurance Code allows "extraordinary dividends" to be paid after thirty days notice to the Illinois Insurance Department, unless disapproved or sooner approved during such thirty day period. "Extraordinary dividends" for these purposes are defined as any dividend or distribution which together with any other dividend or distribution made within the preceding 12 months exceeds the greater of (i) 10% of the insurance company's statutory surplus as of the preceding December 31, or (ii) its statutory net income for the year ended on the preceding December 31. The maximum amount of dividends that AIC can distribute during 1999 without prior approval of the Illinois Department of Insurance is $2.96 billion. If insurance regulators determine that payment of a dividend or any other payments to an affiliate (such as payments under a tax sharing agreement, payments for employee or other services, or payments pursuant to a surplus note) would be hazardous to such insurance company's policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval.


     HOLDING COMPANY REGULATION - The Company and AIC are currently insurance holding companies subject to regulation throughout jurisdictions in which Allstate's insurance subsidiaries do business. Certain of AIC's and ALIC's subsidiaries are property-liability and life insurance companies organized under the respective insurance codes of Arizona, Florida, Illinois, Nebraska, New York and Texas. The insurance codes in such states contain similar provisions (subject to certain variations) to the effect that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulator. In general, a presumption of "control" arises from the ownership, control, possession with the power to vote or possession of proxies with respect to 10% or more of the voting securities of a domestic insurer or of a person that controls a domestic insurer. In Florida, regulatory approval must be obtained prior to the acquisition of 5% or more of the voting securities of a domestic stock insurer or of a controlling company. In addition, certain state insurance laws contain provisions that require pre-acquisition notification to state agencies of a change in control with respect to a non-domestic insurance company admitted in that state.
                                       26
hile such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic admitted insurer if certain conditions exist, such as undue market concentration. Thus, any transaction involving the acquisition of 10% or more (5% in Florida) of the Company's common stock would generally require prior approval by the state insurance departments in Arizona, Florida, Illinois, Nebraska, New York and Texas and would require the pre-acquisition notification in those states which have adopted pre-acquisition notification provisions and wherein Allstate's insurance subsidiaries are admitted to transact business. Such approval requirements may deter, delay or prevent certain transactions affecting the ownership of the Company's common stock.

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

     Changes in Allstate=s claim settlement process which may have contributed to favorable severity trends on closed bodily injury claims since 1995, and to a slowing of loss payments and an increase in the number of outstanding claims, will require Allstate to actuarially adjust loss information used in its rate application process.

     From time to time, the private passenger auto insurance industry has come under pressure from state regulators, legislators and special interest groups to reduce, freeze or set rates at levels that do not, in Allstate=s management's view, correspond with underlying costs. Some of this activity can result in legislation and/or regulations which adversely affect the profitability of Allstate's auto insurance line of business in various states. Adverse legislative and regulatory activity constraining Allstate's ability to adequately price insurance coverage may occur in the future. Similar pressures have been experienced regarding rates for homeowners insurance, as regulators in catastrophe prone states struggle to identify an acceptable methodology to price for catastrophe exposure. The impact of the insurance regulatory environment on Allstate's results of operations in the future is not predictable.

     SHARED MARKETS - As a condition of its license to do business in various states, Allstate is required to participate in mandatory property-liability shared market mechanisms or pooling arrangements, which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage voluntarily provided by private insurers. Underwriting results related to these organizations have been immaterial to the results of operations.

     GUARANTY FUNDS - Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Allstate's expenses related to these funds have been immaterial. See "Pending Accounting Standards" on page C-27 of the Proxy Statement, incorporated herein by reference in response to Item 7 hereof.

     INVESTMENT REGULATION - Allstate is subject to state laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain investment categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. As of December 31, 1998, Allstate's investment portfolio complied with such laws and regulations in all material respects.

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

         Environmental pollution clean-up is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to clean-up. The insurance industry is involved in extensive litigation regarding coverage issues. The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfund") govern the clean-up and restoration by "Potentially Responsible Parties" ("PRP's"). Superfund and the mini-Superfunds (Environmental Clean-up Laws or "ECLs") establish a mechanism to pay for clean-up of waste sites if PRP's fail to do so, and to assign liability to PRP's. The extent of liability to be allocated to a PRP is dependent on a variety of factors. Further, the number of waste sites subject to clean-up is unknown. Very few sites have been subject to clean-up to date. The extent of clean-up necessary and the assignment of liability has not been established. The insurance industry, including Allstate, is disputing many such claims. Key coverage issues include whether Superfund response costs are considered damages under the policies, trigger of coverage, applicability of pollution exclusions, the potential for joint and several liability and definition of an occurrence. Similar coverage issues exist for clean-up and waste sites not covered under Superfund. To date, courts have been inconsistent in their rulings on these issues. Allstate's exposure to liability with regard to its insureds which have been, or may be, named as PRPs is uncertain. See "Discontinued Lines and Coverages", above.

     Superfund reform proposals have been introduced in Congress, but none has been enacted at the date of this filing. Allstate will support federal legislation which provides for the resolution of Superfund related claims against insurers at a cost which is fair and affordable to insurers, and which fosters similar state legislation for hazardous waste cleanup at sites covered by state law only. There can be no assurance that any Superfund reform legislation will be enacted or that any such legislation will provide for a fair, effective and cost-efficient system for settlement of Superfund related claims.

     New and proposed federal and state regulation and legislation would allow banks greater participation in securities and insurance businesses. Depending on the form in which these proposals are enacted or promulgated, they could present an increased level of competition for the sale of Life and Savings products. Furthermore, the market for deferred annuities and interest-sensitive life insurance is enhanced by the tax incentives available under current law. Any legislative changes which would lessen these incentives are likely to negatively impact the demand for these products.

     Enacted and pending state legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company could have a number of significant effects on the Company by (1) increasing industry competition through consolidation caused by mergers and acquisitions related to the new corporate form of business, and (2) increasing competition in capital markets.

GEOGRAPHIC DISTRIBUTION OF INSURANCE

     Allstate, through a variety of companies, is authorized to sell property-liability and life insurance in 50 states, the District of Columbia, Puerto Rico and Canada. To a limited extent, in 1998 Allstate was also engaged, through subsidiaries and joint ventures, in the insurance business in Germany, Indonesia and the Republic of Korea. In 1999, Allstate expects to sell insurance in Japan, Italy and the Philippines. The following tabulation reflects, in percentages, the principal geographic distribution of statutory premiums earned for the Property-Liability segments and statutory premiums for the Life and Savings segment for the year ended December 31, 1998:


                  NY       CA       TX      FL      NJ      PA      IL      MI      MD      Total
                  --       --       --      --      --      --      --      --      --      -----
Property-
Liability         11.0     9.5      9.0     7.9     5.0     5.0     4.0     3.5     3.1      58.0

                  PA       IL        NE      MA     OH      CA      NJ      FL      TX     MI     Total
                  --       --        --      --     --      --      --      --      --     --     -----
Life
                  13.0    11.8      11.6    10.6    6.8     5.3     5.0     4.3     3.5    3.3     75.2


     No other jurisdiction accounted for more than 3% of the statutory premiums for the Property-Liability or Life and Savings segments.

SEASONALITY

     Although the insurance business generally is not seasonal, claims and claims expense for the Property-Liability insurance operations tend to be higher for periods of severe or inclement weather.

EMPLOYEES

     At December 31, 1998, Allstate employed approximately 53,000 people.


SERVICE MARKS

     The names "Allstate" and "Allstate Life," the slant "A" Allstate logo, the slogan "You're in Good Hands With Allstate" and the graphic "Good Hands" design logo which features cupped hands holding an automobile and a house, and the "Northbrook" logo design are used extensively in Allstate's businesses. Allstate's rights in the United States to the names "Allstate" and "Allstate Life", the Allstate and Northbrook logos, the "Good Hands" slogan and the "Good Hands" symbol continue so long as Allstate continues to exercise those rights. These service marks are the subject of numerous renewable United States and foreign service mark registrations. The Company believes that these service marks are material to the business of Allstate.

FORWARD-LOOKING STATEMENTS

     The statements contained in this Form 10-K that are not historical information are forward-looking statements that are based on management's estimates, assumptions and projections. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements. In order to comply with the terms of the safe harbor, Allstate notes several important factors that could cause its actual results and experience with respect to forward-looking statements to differ materially from the anticipated results or other expectations expressed in Allstate's forward-looking statements:

     1.   Exposure  to  Catastrophe  Losses  -  Allstate  believes  that:
     o the strategies implemented by it to manage its exposure to catastrophes have reduced the probability of severe  losses in the future;
     o the implementation of certain described actions taken in Florida and the Northeast will reduce Allstate's exposure to losses from catastrophes in those areas;
     o Allstate's exposure to earthquake losses in California has been significantly reduced as a result of its participation in the CEA (see "Catastrophe Exposure and Catastrophe Management," above).

Factors that could cause actual catastrophe losses to be materially greater than currently anticipated by Allstate include that fact that its beliefs are based in part on the efficacy of the techniques and the accuracy of the data used by Allstate and the CEA which are designed to predict the probability of catastrophes and the extent of losses to Allstate and the CEA resulting from catastrophes. Catastrophic events may occur in the future which indicate that such techniques and data do not accurately predict Allstate's or the CEA's losses from catastrophes, and the probability and extent of such losses to Allstate and the CEA may differ materially from that which would have been predicted by such techniques and data.

2. ENVIRONMENTAL AND ASBESTOS RISKS - Allstate believes that changes to insurance policies have effectively limited its exposure to losses from environmental and asbestos for most policies written in 1986 and all policies written after 1986 ( see "Discontinued Lines and Coverages," above). Factors that could cause Allstate to sustain materially greater losses from these policies include the possibility that future judicial decisions could be adverse to it. That is, interpretation of provisions in insurance policies is a complex process, and courts have reached different and sometimes inconsistent conclusions concerning liability under these policies. Consequently, Allstate's experience to date may not be an accurate predictor of future experience concerning its possible exposure to losses under these policies.

3. BODILY INJURY SEVERITY TRENDS - The references to favorable severity trends, which management believes may be due in part to lower than anticipated medical cost inflation for personal auto injury claims and to improvements in Allstate's claim settlement processes (see "Property-Liability Claims and Claims Expense Reserves," above), reflect statistical data for the periods indicated. Such data for a future period or periods could well indicate that severities have materially increased in such subsequent period or periods. Moreover, the recent favorable trends may be reversed in the future because of the increased costs of settlements and adverse judgments in cases which proceed to litigation. In the meantime, however, the current data of reduced severities may influence state insurance regulators to deny Allstate rate increases which could reduce the growth of its revenues.

4. YEAR 2000 ISSUES - Allstate believes that it will be able to timely resolve the Year 2000 issues affecting its computer operations and that the costs incurred between the years 1995-2000 in resolving these issues will be approximately $125 million (see "Year 2000," above). However, the extent to which the computer operations of Allstate's external counterparties and suppliers are adversely affected could, in turn, affect Allstate's ability to communicate with such counterparties and suppliers, could increase the cost of resolving the Year 2000 issues and could materially affect Allstate's results of operations in any future period or periods.

Executive Officers

            The following tabulation sets forth the names of the executive officers of the Company, their current ages, the positions with Allstate held by them, and the dates of their first election as officers:

                                                                      DATE FIRST
NAME                    AGE     POSITION AND OFFICES HELD        ELECTED OFFICER

Edward M. Liddy*........53   Chairman, President and Chief Executive        1994
                              Officer of the Company and AIC

Richard I. Cohen........54   Senior Vice President of AIC                   1989
                             (PP&C Claim Service Unit)

Joan M. Crockett........48   Senior Vice President
                             of AIC (Human Resources)                       1994

Edward J. Dixon.........55   Senior Vice President of AIC                   1988
                             (PP&C Field Operations)

Robert W. Gary..........60   Senior Vice President of AIC                   1986
                             President, PP&C Unit)

Steven L. Groot.........49   Senior Vice President of AIC                   1988
                             (President, International Unit)

Louis G. Lower, II......53   Chairman, ALIC                                 1982

Michael J. McCabe.......53   Senior Vice President of  AIC                  1980
                             (Marketing and Brand Development)

Ronald D. McNeil........46   Senior Vice President of AIC                   1994
                             (PP&C, Property Operations)

Robert W. Pike..........57   Vice President, Secretary and                  1978
                             General Counsel of the Company;
                             Executive Vice President,
                             Secretary and General Counsel
                             of AIC

Samuel H. Pilch ........52   Controller of the Company; Group               1995
                             Vice President and Controller
                             of AIC

Francis W. Pollard......56   Senior Vice President and                      1984
                             Chief Information Officer
                             of AIC

Casey J. Sylla..........55   Vice President and Acting Chief Financial      1995
                             Officer of the Company; Senior Vice
                             President, Chief Investment Officer and
                             Acting Chief Financial Officer of AIC


Rita P. Wilson..........52   Senior Vice President of AIC                   1988
                            (President, Allstate Indemnity)

Thomas J. Wilson........41   President, ALIC                                1995

         No family relationships exist among the above-named individuals.

___________________
*Also a director of the Company

     Each of the Company and AIC officers named above may be removed from office at any time, with or without cause, by the Board of Directors of the Company, in the case of Company positions, and by the Board of Directors of AIC, in the case of AIC positions.

     With the exception of Messrs. Liddy, T. Wilson, Sylla and Pilch, the above officers have held the positions set forth in the above tabulation for at least the last five years or have served Allstate in various executive or administrative capacities for at least five years. Prior to his election on January 1, 1999 to the position stated above, Mr. Liddy served as the Company's and AIC's President and Chief Operating Officer since August 1994, and before that as Senior Vice President and Chief Financial Officer of Sears, Roebuck and Co. since February 1992. Prior to his election on January 1, 1999 to the position stated above, T. Wilson served as the Company's and AIC's Chief Financial Officer since January 1, 1995 and prior to that as Sears' Vice President, Strategy and Analysis since 1993. Prior to his election on January 1, 1999 to the position stated above, Mr. Sylla was AIC's Senior Vice President and Chief Investment Officer since July 5, 1995. Before coming to Allstate, Mr. Sylla served as a Senior Vice President for Northwestern Mutual Life Insurance Company from 1992 to 1995. Before his election on January 18, 1999 to the position stated above, Mr. Pilch served as Controller of the Company and AIC since 1995, and prior to that as Vice President of The Travelers Corporation since 1989.

ITEM 2.  PROPERTIES

     Allstate's home office complex is located in Northbrook, Illinois. The complex consists of 11 building complexes providing approximately 2 million square feet of office space on a 185 acre site. The Northbrook complex serves as the headquarters for AIC and ALIC.

     Allstate's field business operations are conducted substantially from 17 major offices located principally in metropolitan areas throughout the United States and Canada. Allstate also has approximately 270 claim service offices, sales facilities at approximately 11,600 locations, and approximately 850 automobile damage inspection locations, most of which are located at claim service offices and sales facilities.

     Allstate's home office complex and most major offices are owned. Other facilities are leased, in almost all cases for terms of not more than five years. The Company believes its properties and facilities are adequate and suited to Allstate's current operations.


ITEM 3.   LEGAL PROCEEDINGS

     Various legal and regulatory actions are currently pending that involve Allstate and specific aspects of the conduct of its business. In the opinion of management, the ultimate liability, if any, in one or more of these actions, in excess of amounts currently reserved is not expected to have a material effect on Allstate's financial position or results of operations. See note 9 to the Consolidated Financial Statements on pages C-52 to C-55 of the Proxy Statement incorporated herein by reference in response to Item 8 hereof.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          None


                                     Part II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     There were 184,332 record holders of the Company's common stock as of February 18, 1999. The principal market for the Company's common stock is the New York Stock Exchange. The Company's common stock is also listed on the Chicago Stock Exchange. Set forth below are the high and low prices of, and cash dividends declared for, the Company's common stock during 1998 and 1997. Stock prices and dividends have been adjusted to reflect the 2-for-1 split of the Company's common stock in July 1998:

                                                                                       Dividends
                                            High          Low           Close          declared
          1998
          First quarter                   49 3/16       40 15/16      45 31/32           .135
          Second quarter                   50 1/8        44 1/8       45 25/32           .135
          Third quarter                    52 3/8       36 1/16        41 1/2            .135
          Fourth quarter                   48 3/8          37          38 1/2            .135
          -------------------------------------------------------------------------------------------

          1997
          First quarter                    34 1/8        28 1/8       29 11/16            .12
          Second quarter                   38 1/2       29 5/16        36 1/2             .12
          Third quarter                   40 9/16       35 15/32       40 3/16            .12
          Fourth quarter                  47 3/16       38 15/32       45 1/4             .12
          -------------------------------------------------------------------------------------------
          Stock  price  ranges  are from the New York Stock  Exchange  Composite Listing.




ITEM 6.   SELECTED FINANCIAL DATA


     Incorporated by reference to "11-Year Summary of Selected Financial Data" on pages C-2 and C-3 of the Proxy Statement.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


     Incorporated by reference to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages C-4 to C-29 of the Proxy Statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Incorporated by reference to the "Market Risk" discussion on pages C-16 to C-19 of the Proxy Statement.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The consolidated financial statements of the Company, including the notes to such statements on pages C-30 to C-65 of the Proxy Statement and the information under "Quarterly Results" on page C-65 of the Proxy Statement are incorporated herein by reference.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                    Part III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     Certain information regarding directors of the Company is incorporated herein by reference to the descriptions under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

     Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of this Report under the caption "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

           Information regarding executive compensation is incorporated by reference to the material under the captions "Directors' Compensation and Benefits," "Executive Compensation," "Stock Options," "Pension Plans," and
"Employment   Contracts,   Termination  of  Employment   and   Change-in-

Control Arrangements" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Information regarding certain relationships and related transactions is incorporated herein by reference to the material under the heading "Certain Transactions" in the Proxy Statement.

                                     Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  1  and  2  An  "Index  to  Financial  Statements  and  Financial  Statement
                Schedules" has been filed as a part of this Report beginning on page S-1 hereof.

(a) 3           Exhibits:

                An"Exhibit Index" has been filed as a part of this Report beginning on page E-1 hereof and is incorporated herein by reference.

(b)             Reports on Form 8-K:

                None.

                                   SIGNATURES



     Pursuant to the Requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     THE ALLSTATE CORPORATION
                                                          (Registrant)




                                                   S/SAMUEL H. PILCH
                                           By:     Samuel H. Pilch
                                                   Controller
                                                  (Principal Accounting Officer)


                                                     March 26, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                 TITLE                                             DATE


S/ EDWARD M. LIDDY      Chairman, President and
Edward M. Liddy         Chief Executive Officer          )
                        and a Director                   )
                        (Principal Executive             )
                        Officer)                         )
                                                         )
                                                                  March 26, 1999
S/CASEY J. SYLLA        Vice President and
Casey J. Sylla          Acting Chief Financial           )
                        Officer                          )
                        (Principal Financial             )
                        Officer)                         )

SIGNATURE                 TITLE                                             DATE

S/ JAMES G. ANDRESS      Director                        )
James G. Andress

S/WARREN L. BATTS        Director                        )
Warren L. Batts

S/EDWARD A. BRENNAN      Director                        )
Edward A. Brennan

S/ JAMES M. DENNY        Director                        )        March 26, 1999
James M. Denny

S/RONALD T. LEMAY        Director                        )
Ronald T. LeMay

S/MICHAEL A. MILES       Director                        )
Michael A. Miles

S/H. JOHN RILEY, JR.     Director                        )
H. John Riley, Jr.

S/JOSHUA I. SMITH        Director                        )
Joshua I. Smith

                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                          Year Ended December 31, 1998


The following consolidated financial statements, notes thereto and related information of The Allstate Corporation are incorporated herein by reference to the Company's Proxy Statement.

                                                                           PAGE*
Consolidated Statements of Operations **                                    C-30
Consolidated Statements of Comprehensive Income **                          C-31
Consolidated Statements of Financial Position **                            C-32
Consolidated Statements of Shareholders' Equity **                          C-33
Consolidated Statements of Cash Flows **                                    C-34
Notes to the Consolidated Financial Statements**                            C-35
Quarterly Results **                                                        C-65

The following additional financial statement schedules and independent auditors' report and consent are furnished herewith pursuant to the requirements of Form 10-K.

The Allstate Corporation                                                                        Page
------------------------                                                                        ----
Schedules required to be filed under the provisions of Regulation S-X Article 7:
Schedule I        Summary of Investments - Other than Investments in Related Parties             S-2
Schedule II       Condensed Financial Information of The Allstate Corporation (Registrant)       S-3
Schedule III      Supplementary Insurance Information                                            S-7
Schedule IV       Reinsurance                                                                    S-8
Schedule V        Valuation Allowance and Qualifying Accounts                                    S-9
Schedule VI       Supplementary Information Concerning Consolidated Property-Casualty            S-10
                  Insurance Operations
Independent Auditors' Report                                                                     S-11
Independent Auditors' Consent                                                                    S-12

All  other  schedules  are  omitted  because  they  are not  applicable,  or not required,  or because the required  information is included in the  Consolidated Financial Statements or in notes thereto.

*     Refers to page number in the Company's  Proxy Statement.
**    Incorporated by reference in Item 8 herein.


                                                THE ALLSTATE CORPORATION AND SUBSIDIARIES
                                                  SCHEDULE I - SUMMARY OF INVESTMENTS
                                               OTHER THAN INVESTMENTS IN RELATED PARTIES
                                                             DECEMBER 31, 1998


($ in millions)
                                                                           Cost          Fair                Carrying
                                                                           ----          Value                Value
TYPE OF INVESTMENT                                                                       -----                -----
Fixed Income Securities, Available for Sale:
    Bonds:
        United States government, government
             agencies and authorities................................     $3,171         $3,960               $3,960
        States, municipalities and political subdivisions............     17,589         18,771               18,771
        Foreign governments..........................................        625            653                  653
        Public utilities.............................................      2,809          3,134                3,134
        Convertibles and bonds with warrants attached................        552            654                  654
        All other corporate bonds....................................     13,147         13,991               13,991
     Mortgage-backed securities......................................      7,612          7,879                7,879
     Asset-backed securities.........................................      4,197          4,251                4,251
     Redeemable preferred stocks.....................................        244            267                  267
                                                                          ------         ------               ------
         Total fixed income securities...............................     49,946        $53,560               53,560
                                                                          ------        =======               ------


Equity Securities:
     Common Stocks:
         Public utilities............................................        223            374                  374
         Banks, trusts and insurance companies.......................        325            492                  492
         Industrial, miscellaneous and all other.....................      3,219          5,027                5,027
     Nonredeemable preferred stocks..................................        464            528                  528
                                                                           -----          -----                -----

         Total equity securities.....................................      4,231         $6,421                6,421
                                                                           -----         ======                -----

Mortgage loans on real estate........................................      3,458                               3,458
Policy loans.........................................................        569                                 569
Other long-term investments..........................................         40                                  40
Short-term investments...............................................      2,477                               2,477
                                                                          ------                              ------

          Total Investments..........................................    $60,721                             $66,525
                                                                         =======                             =======



                                       THE ALLSTATE CORPORATION AND SUBSIDIARIES
                                                      SCHEDULE II
                                      CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                               STATEMENTS OF OPERATIONS



($ in millions)                                                                                     Year Ended
                                                                                                   December 31,
                                                                                       ---------------------------- ----
                                                                                        1998           1997          1996
                                                                                        ----           ----          ----
REVENUES
   Investment income, less investment expense.............................             $ 52           $ 30          $ 10
   Realized capital gains.................................................               32              5             -
   Other income...........................................................              149            208            29
                                                                                        ---            ---           ---
                                                                                        233            243            39

EXPENSES
   Interest expense.......................................................              192            158           100
   Other operating expenses...............................................               10              6             8
                                                                                        ---            ---           ---

                                                                                        202            164           108
    Gain on disposition of operations.....................................               49              -             -
                                                                                        ---            ---           ---

Income (loss) from operations before income tax benefit and equity
  in net income of subsidiaries...........................................               80             79          (69)

Income tax benefit........................................................             (24)           (42)          (31)
Income (loss) before equity in net income of subsidiaries.................              104            121          (38)
                                                                                      -----          -----         -----

Equity in net income of subsidiaries......................................            3,190          2,984         2,113
                                                                                      -----          -----         -----

   Net income.............................................................            3,294          3,105         2,075
                                                                                      -----          -----         -----

OTHER COMPREHENSIVE INCOME, NET OF TAX

Changes in:
     Unrealized gains and losses..........................................              173            818         (633)
     Foreign currency translation adjustments.............................              (2)            (57)            1
                                                                                      -----           -----        -----
     Other comprehensive income...........................................              171             761        (632)
                                                                                      -----           -----        -----

     Comprehensive income.................................................           $3,465          $3,866       $1,443
                                                                                     ======          ======       ======

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


                                            THE ALLSTATE CORPORATION AND SUBSIDIARIES
                                                      SCHEDULE II (CONTINUED)
                                           CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                   STATEMENTS OF FINANCIAL POSITION

>

($ in millions)
                                                                                                December 31,
                                                                                            ----------------------
                                                                                            1998             1997
                                                                                            ----             ----
ASSETS
   Investments in subsidiaries............................................               $ 18,720         $ 17,041
   Investments
     Fixed income securities, at fair value (amortized cost $484 and $419)                    484              426
     Short-term...........................................................                    430               85
                                                                                           ------           ------
     Total investments....................................................                    914              511
   Receivable from subsidiaries...........................................                    563              441
   Dividends receivable from subsidiaries.................................                      -              110
   Other assets...........................................................                     81               97
                                                                                          -------           ------
     TOTAL ASSETS.........................................................               $ 20,278         $ 18,200
                                                                                          =======           ======

LIABILITIES
   Short-term debt........................................................                 $  393           $  199
   Long-term debt.........................................................                  1,300            1,457
   Payable to subsidiaries................................................                  1,182              773
   Dividends payable to shareholders......................................                    111              103
   Other liabilities......................................................                     52               58
                                                                                            -----            -----
     TOTAL LIABILITIES....................................................                  3,038            2,590
                                                                                            -----            ------

SHAREHOLDERS' EQUITY
   Preferred stock, $1 par value, 25 million shares authorized, none issued........................................................
   Common stock,  $.01 par value, 1.0 billion shares authorized and 900 million issued; 818 million and 850 million shares
       outstanding........................................................                      9                9
   Additional capital paid-in.............................................                  3,102            3,116
   Retained income........................................................                 14,490           11,646
   Deferred ESOP expense..................................................                  (252)            (281)
   Treasury stock, at cost (82 million and 50 million shares).............                (3,065)          (1,665)
    Accumulated other comprehensive income:
         Unrealized net capital gains.....................................                  2,994            2,821
         Unrealized foreign currency translation adjustments..............                   (38)             (36)
                                                                                           ------           ------
       Total accumulated other comprehensive income.......................                  2,956            2,785
                                                                                           ------           ------
     TOTAL SHAREHOLDERS' EQUITY...........................................                 17,240           15,610
                                                                                           ------           ------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................               $ 20,278         $ 18,200
                                                                                          =======          =======

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


                                              THE ALLSTATE CORPORATION AND SUBSIDIARIES
                                                      SCHEDULE II (CONTINUED)
                                            CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                        STATEMENTS OF CASH FLOWS




($ in millions)                                                                                    Year Ended
                                                                                                 December 31,
                                                                                       ---------------------------------

                                                                                      1998            1997          1996
                                                                                      ----            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income................................................................            $3,294        $3,105        $2,075
   Adjustments to reconcile net income to net cash provided by operating activities
     Equity in net income of subsidiaries.................................           (3,190)       (2,984)       (2,113)
     Realized  capital gains..............................................              (32)           (5)             -
     Gain on disposition of operations....................................              (49)             -             -
     Dividends received from subsidiaries.................................             1,497           623           525
     Changes in other operating assets and liabilities....................               197         (233)           (5)
                                                                                       -----         -----         -----
       Net cash provided by operating activities..........................             1,717           506           482
                                                                                       -----         -----         -----

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of investments.....................................             1,332           789             -
   Investment purchases...................................................           (1,019)         (363)             -
   Capital contribution to subsidiaries...................................             (225)             -          (23)
   Change in short-term investments, net..................................             (335)           427         (543)
    Proceeds from disposition of operations...............................                49             -             -
    Acquisition of subsidiary.............................................             (275)             -             -
                                                                                      ------         -----         -----
       Net cash provided by (used in) investing activities................             (473)           853         (566)
                                                                                      ------         -----         -----

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in short-term debt, net.........................................               181            47           152
   Transfers to subsidiaries through intercompany loan agreement, net.....             (181)          (47)         (152)
   Repayment of long-term debt............................................             (300)             -             -
   Proceeds from issuance of long-term debt...............................               500           250             -
   Proceeds from borrowings from subsidiaries.............................               405             -           773
   Dividends paid to shareholders.........................................             (443)         (323)         (378)
   Treasury stock purchases...............................................           (1,489)       (1,358)         (336)
   Other..................................................................                83            72            25
                                                                                     -------       -------          ----
       Net cash provided by (used in) financing activities................           (1,244)       (1,359)            84
                                                                                     -------       -------          ----

CASH AT END OF YEAR.......................................................         $       -      $      -        $    -
                                                                                     =======        =======         =====

See  accompanying  notes  to  condensed  financial   information  and  notes  to Consolidated Financial Statements incorporated herein by reference.




                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
                             SCHEDULE II (CONTINUED)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION


1. .GENERAL

The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in The Allstate Corporation 1999 Proxy Statement.

The long-term and short-term debt and credit lines presented in Note 8 "Debt" on page C-52 of the 1999 Proxy Statement, with the exception of the Floating Rate Notes, are direct obligations of the Registrant.

To conform with the 1998 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

2..RECEIVABLE AND PAYABLE TO SUBSIDIARIES

The majority of the proceeds from the issuance of the commercial paper have been loaned to subsidiaries through an intercompany loan agreement and used for general purposes.

In 1996, the Registrant borrowed $750 million from its subsidiary trusts at a weighted-average interest rate of 7.92%. These borrowings consist of $550 million and $200 million of debentures which mature in 2026 and 2045, respectively, and are redeemable by the Registrant in whole or in part beginning in 2001 and 2006, respectively. The maturity of the $550 million debenture may be extended to 2045. The Registrant recorded $59 million of interest expense in 1998 and 1997, respectively, related to these borrowings.

3..OTHER INCOME

Other income primarily represents income from the settlement of certain employee benefits of its subsidiaries, mainly profit sharing obligations. The 1997 amount includes settlements for prior years.

4. GAIN ON DISPOSITION OF OPERATIONS

The gain on disposition of operations in 1998 was in connection with the conversion of 6.76% Automatically Convertible Equity Securities ("ACES") into shares of The PMI Group, Inc. common stock.

5. SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING ACTIVITY AND CASH FLOW INFORMATION

The  Registrant  received  dividends  of $707  million and $768  million  from a
subsidiary   in  the  form  of  fixed  income   securities  in  1998  and  1997,
respectively.

The Registrant paid $178 million, $144 million and $87 million of interest on debt in 1998, 1997 and 1996, respectively.


                                     THE ALLSTATE CORPORATION AND SUBSIDIARIES
                              SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
  ($ in millions)                                     At December 31,
                                         --------------------------------------
                                                       Reserves
                                                        Claims
                                          Deferred      Expense
                                           Policy         and
                                         Acquisition   Contract      Unearned
              Segment                       Costs      Benefits      Premiums
-------------------------------------       ----       --------     ----------
1998
----
Property-Liability operations
  PP&C..................................   $  915     $ 14,297      $ 6,376
  Discontinued Lines and Coverages......        -        2,584            1
                                           ------     --------      -------
  Total Property-Liability..............      915       16,881        6,377
Life and Savings operations.............    2,181       28,734           48
Corporate and Other.....................        -            -            -
                                          -------     --------      -------
Total...................................  $ 3,096     $ 45,615      $ 6,425
                                          =======     ========      =======

1997
----
Property-Liability operations
  PP&C................................       $844      $14,408       $6,168
  Discontinued Lines and Coverages....          -        2,995            1
                                            -----       ------        -----
  Total Property-Liability............        844       17,403        6,169
Life and Savings operations...........      1,982       27,471           64
Corporate and Other ..................          -            -            -
                                           ------      -------       ------
Total.................................     $2,826      $44,874       $6,233
                                           ======      =======       ======

1996
----
Property-Liability operations
  PP&C................................       $777      $13,909       $6,070
  Discontinued Lines and Coverages....          -        3,473            2
                                            -----      -------       ------
  Total Property-Liability............        777       17,382        6,072
Life and Savings operations...........      1,837       26,407          102
Corporate and Other ..................          -            -            -
                                           ------      -------       ------
Total.................................     $2,614      $43,789       $6,174
                                           ======      =======       =======





                                                      THE ALLSTATE CORPORATION AND SUBSIDIARIES
                                                  SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

  ($ in millions)                                                         For the Year Ended December 31,
                                         --------------------------------------------------------------------------------


                                                                      Claims,
                                            Premium                   Claims      Amortization
                                            Revenue                  Expense           of          Other       Premiums
                                              and         Net      and Contract      Policy      Operating     Written
                                            Contract  Investment    Benefits      Acquisition    Costs and    (Excluding
              Segment                       Charges     Income (1)                   Costs        Expenses      Life)
-------------------------------------       ----       --------      --------        -------    ----------    ---------
1998
----
Property-Liability operations
  PP&C.................................. $ 19,307                  $ 13,572         $ 2,644     $ 1,735      $ 19,516
  Discontinued Lines and Coverages......        -                        29               -          22           (1)
                                           ------                    ------         -------     -------      --------
  Total Property-Liability..............   19,307      $ 1,723       13,601           2,644       1,757        19,515
Life and Savings operations.............    1,519        2,115        2,415             377         315           136
Corporate and Other.....................        -           52            -               -         (6)             -
                                          -------     --------      -------        --------     -------      --------
Total................................... $ 20,826     $  3,890     $ 16,016         $ 3,021     $ 2,066      $ 19,651
                                         =========    ========     ========         =======     =======      ========
1997
----
Property-Liability operations
  PP&C................................   $18,600                    $13,333          $2,491      $1,635       $18,787
  Discontinued Lines and Coverages....         4                          3               -          19             2
                                         -------                     ------           -----       -----       -------
  Total Property-Liability............    18,604       $1,746        13,336           2,491       1,654        18,789
Life and Savings operations...........     1,502        2,085         2,415             298         302           132
Corporate and Other ..................         -           30             -               -        (19)             -
                                         --------       -----        ------          ------      ------       -------
Total.................................   $20,106       $3,861       $15,751          $2,789      $1,937       $18,921
                                         =======       ======       =======          ======      ======       =======

1996
----
Property-Liability operations
  PP&C................................   $17,708                   $13,574          $2,023      $1,676       $17,978
  Discontinued Lines and Coverages....       658                       913             116         130           608
                                           -----                    ------         -------      ------        ------
  Total Property-Liability............    18,366      $1,758        14,487           2,139       1,806        18,586
Life and Savings operations...........     1,336       2,045         2,312             203         308           173
Corporate and Other ..................         -          10             -               -         (2)             -
                                          ------      -------       ------         -------      ------       -------
Total.................................   $19,702      $3,813       $16,799          $2,342      $2,112       $18,759
                                         =======      ======       =======          ======      ======       =======


(1) A single investment portfolio supports the Property-liability segment.



                                         THE ALLSTATE CORPORATION AND SUBSIDIARIES
                                                    SCHEDULE IV - REINSURANCE

 ($ in millions)

                                                                                                      Percent
                                                                                                        of
                                                          Ceded to     Assumed from                   Amount
                                              Gross         Other          Other          Net        Assuamed
                                             Amount       Companies      Companies       Amount       to Net
 YEAR ENDED DECEMBER 31, 1998                ------       ---------    -----------       ------      --------

Life insurance in force...................   $ 276,029    $  73,769    $        6      $ 202,267        0.0%
                                             =========    =========    ==========      =========

Premiums and contract charges:
  Life insurance..........................   $   1,430    $     174    $        6      $   1,262        0.4%

  Accident-health insurance...............         238            4            23            257        8.9%

  Property-liability insurance...........       19,666          433            74         19,307        0.4%
                                             ---------    ---------    ----------      ---------

Total premiums and contract charges.        $   21,334    $     611    $      103      $  20,826        0.5%
                                            ==========    =========    ==========      =========

YEAR ENDED DECEMBER 31, 1997

Life insurance in force...................  $ 247,048     $  52,760    $      144      $ 194,432        0.1%
                                            =========     =========    ==========      =========

Premiums and contract charges:
  Life insurance..........................  $   1,401     $     165    $        -      $   1,236        0.0%

  Accident-health insurance...............        274            29            21            266        7.9%

  Property-liability insurance............     18,872           366            98         18,604        0.5%
                                            ---------     ---------    ----------      ---------
 Total premiums and contract charges        $  20,547     $     560    $      119      $  20,106        0.6%
                                            =========     =========    ==========      =========

YEAR ENDED DECEMBER 31, 1996

Life insurance in force...................  $ 219,453     $  33,232    $      124      $ 186,345        0.1%
                                            =========     =========    ==========      =========

Premiums and contract charges:

  Life insurance..........................  $   1,163     $     94     $        -      $   1,069          -%

  Accident-health insurance...............        252            2             17            267        6.4%

  Property-liability insurance............     18,487          479            358         18,366        1.9%
                                            ---------     --------     ----------      ---------

Total premiums and contract charges         $  19,902     $    575     $      375      $  19,702        1.9%
                                            =========     ========     ==========      =========

                                        THE ALLSTATE CORPORATION AND SUBSIDIARIES
                                  SCHEDULE V - VALUATION ALLOWANCE AND QUALIFYING ACCOUNTS

                                                                    Additions
                                                        -----------------------------------
($ in millions)
                                           Balance at      Charged to                                                  Balance
                                           Beginning        Costs and           Other                                  at end
              Description                  of Period        Expenses          Additions       Deductions (1)          of Period
              -----------                  ---------       ----------         ---------       --------------          ----------

YEAR ENDED DECEMBER 31, 1998

Allowance for estimated losses on
mortgage loans and real estate........         $  39             $  (16)                       $         8            $      15

Allowance for reinsurance recoverable....        147                   -
                                                                                                         6                  141

Allowance for premium installment                 61                  86                                                     54
receivable        .                                                                                     93

Allowance for deferred tax assets                 12                  21                                                     33

YEAR ENDED DECEMBER 31, 1997

Allowance for estimated losses on
mortgage loans and real estate.......          $  76             $  (21)                       $        16           $       39

Allowance for reinsurance recoverable            163                   -                                16                  147

Allowance for premium installment                 57                 109                               105                   61
receivable..........................

Allowance for deferred tax assets                  -                  12                                                     12

YEAR ENDED DECEMBER 31, 1996

Allowance for estimated losses on
mortgage loans and real estate.......         $  100             $    14                       $        38           $       76

Allowance for reinsurance recoverable            246                  18                               101                  163

Allowance for premium installment
receivable..........................              30                 112                                85                   57



(1)  Deductions  in allowance  for  estimated  losses on mortgage  loans include amounts transferred to real estate. Deductions in allowance for reinsurance recovered represent write-offs, net of recoveries, of amounts determined to be uncollectible.




                                     THE ALLSTATE CORPORATION AND SUBSIDIARIES
                                SCHEDULE VI - SUPPLEMENTARY INFORMATION CONCERNING
                                CONSOLIDATED PROPERTY-CASUALTY INSURANCE OPERATIONS






($ in millions)

                                                                       At December 31,
                                                               ---------------------------------

                                                                    1998        1997       1996
                                                                    ----        ----       ----

Deferred policy acquisition costs.........................         $ 915       $ 844      $ 777
Reserves for unpaid claims and claim adjustments..........        16,881      17,403     17,382
Unearned premiums.........................................         6,377       6,169      6,072


($ in millions)
                                                                    Year Ended December 31,
                                                               ---------------------------------

                                                                    1998        1997       1996
                                                                    ----        ----       ----
Earned premiums...........................................       $19,307     $18,604    $18,366

Net investment income.....................................         1,723       1,746      1,758

Claims and claims adjustment expense incurred
   Current year...........................................        14,301      14,013     14,823
   Prior years............................................         (700)       (677)      (336)
Amortization of deferred policy acquisition costs.........         2,644       2,491      2,139
Paid claims and claims adjustment expense.................        14,009      13,161     15,045
Premiums written..........................................        19,515      18,789     18,586




                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of The Allstate Corporation:

We have audited the consolidated financial statements of The Allstate Corporation and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 19, 1999; such consolidated financial statements and report are included in The Allstate Corporation 1999 Proxy Statement to Stockholders and are incorporated herein by reference. Our audits also include the financial statement schedules of The Allstate Corporation and subsidiaries, listed in the Index at Item 14 (a) 2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




Deloitte & Touche LLP

Chicago, Illinois
February 19, 1999

                                                                      Exhibit 23



                          INDEPENDENT AUDITORS' CONSENT




We consent to the incorporation by reference in Registration Statement Nos. 333-61817 and 333-34583 on Form S-3 and Registration Statement Nos. 33-77928, 33-93758, 33-93760, 33-93762, 33-99132, 33-99136, 33-99138, 333-04919,
333-16129,  333-23309,  333-40283,  333-40285  and  333-40289 on Form S-8 of The
Allstate Corporation of our reports dated February 19, 1999, appearing in or incorporated by reference in this Annual Report on Form 10-K of The Allstate Corporation for the year ended December 31, 1998.





Deloitte & Touche LLP

Chicago, Illinois
March  24, 1999

                                  EXHIBIT INDEX

                       The Allstate Corporation Form 10-K
                      For the Year Ended December 31, 1998


      EXHIBIT                                                         SEQUENTIAL
      NO.          DOCUMENT DESCRIPTION                                 PAGE NO.



      3.(a) Restated Certificate of Incorporation of The Allstate Corporation as amended effective August 18, 1995.
                    Incorporated by reference to Exhibit 3
                    to the Company's  Quarterly  Report on
                    Form 10-Q for the quarter ended
                    September 30, 1995**

                    By-Laws as amended effective June 29,1995.
        3.(b)       Incorporated  by reference to the Company's
                    Form 10-Q for the quarter ended June 30, 1995.

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

     EXHIBIT                                                         SEQUENTIAL
      NO.          DOCUMENT DESCRIPTION                                 PAGE NO.



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

      10.11*       Allstate Insurance Company
                   Supplemental Retirement Income Plan,
                   as amended and restated effective
                   January 1, 1996.  Incorporated by
                   reference to Exhibit 10.11
                   to the Company's Form 10-K report
                   for 1995.**

      10.12*       The Allstate Corporation Deferred
                   Compensation Plan, as amended and
                   restated effective November 11, 1997.
                   Incorporated by reference to Exhibit
                   to the Company's Form 10-K
                   report for 1997.**

      10.13*      The Allstate Corporation
                  Amended and Restated Deferred
                  Compensation Plan for Non-Employee
                  Directors, as amended and restated
                  as of February 5, 1997. Incorporated
                  by reference to Exhibit 10.13 to the
                  Company's Form 10-K report for 1997.**

      10.14*      The Allstate Corporation Annual
                  Executive Incentive Compensation
                  Plan, as amended and restated as of
                  March 9, 1999.

      10.15*      The Allstate Corporation Long-Term
                  Executive Incentive Compensation
                  Plan, as amended and restated as of
                  March 9, 1999.

      10.16*      The Allstate Corporation Equity
                  Incentive Plan, as amended and
                  restated on November 10, 1998.


      10.17*      Form of stock option under the
                  Equity Incentive Compensation Plan.
                  Incorporated by reference to
                  Exhibit 10.18 to the Company's
                  Form 10-K report for 1995.**

     EXHIBIT                                                         SEQUENTIAL
      NO.          DOCUMENT DESCRIPTION                                 PAGE NO.

    10.18*     Form of restricted stock grant
                 under the Equity Incentive Plan.
                 Incorporated by reference to
                 Exhibit 10.18 to the Company's
                 Form 10-K report for 1996.**

      10.19*     The Allstate Corporation Equity
                 Incentive Plan for Non-Employee
                 Directors as amended and restated on
                 November 10, 1998.

      10.20*     The Allstate Corporation Employees
                 Replacement Stock Plan, as amended
                 and restated on November 10, 1998.


      10.21*     Form of stock option under the
                 Replacement Stock Plan.
                 Incorporated by reference to
                 Exhibit 10.21 to the Company=s
                 Form 10-K report for 1995.**


      10.22*     Form of restricted stock grant
                 under the Replacement Stock Plan.
                 Incorporated by reference to
                 Exhibit 10.22 to the Company's
                 Form 10-K for 1995.**


      10.23*      The Allstate Corporation Annual
                  Covered Employee Incentive
                  Compensation Plan as amended and
                  restated as of March 9, 1999.

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














































      ------------------
      * A management contract or compensatory plan or arrangement. ** SEC File No. 1-11840