Form 10-Q
period 1999-03-31
ALLSTATE CORP
filed 1999-05-14
CIK 899051

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                   YES /X/ NO

AS OF APRIL 30, 1999, THE REGISTRANT HAD 806,981,906 COMMON SHARES, $.01 PAR VALUE, OUTSTANDING.

                            THE ALLSTATE CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 1999





PART I       FINANCIAL INFORMATION                                               PAGE

Item 1.      Financial Statements.

             Condensed Consolidated Statements of Operations for the Three
             Month Periods Ended March 31, 1999 and 1998 (unaudited).               1

             Condensed Consolidated Statements of Financial Position as of
             March 31, 1999 (unaudited) and December 31, 1998.                      2

             Condensed Consolidated Statements of Cash Flows for the Three
             Month Periods Ended March 31, 1999 and 1998 (unaudited).               3

             Notes to Condensed Consolidated Financial Statements (unaudited).      4

             Independent Accountants' Review Report.                                9

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.                                                10

PART II      OTHER INFORMATION

Item 5.      Other Information                                                     22

Item 6.      Exhibits and Reports on Form 8-K.                                     22



                      PART I. FINANCIAL INFORMATION

                      ITEM 1. FINANCIAL STATEMENTS

                THE ALLSTATE CORPORATION AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      Three Months Ended
                                                             March 31,
                                                      --------------------
                                                       1999         1998
                                                      -------      -------
 (In millions, except per share data)                     (Unaudited)

Revenues
     Property-liability insurance premiums earned   $  4,852     $  4,747
     Life and annuity premiums and contract charges      385          353
     Net investment income                               971          964
     Realized capital gains and losses                   599          386
                                                     -------      -------
                                                       6,807        6,450
                                                     -------      -------
Costs and expenses
     Property-liability insurance claims and claims
       expense                                         3,321        3,303
     Life and annuity contract benefits                  606          575
     Amortization of deferred policy acquisition costs   793          724
     Operating costs and expenses                        552          466
     Interest expense                                     30           32
                                                      -------      -------
                                                       5,302        5,100
                                                      -------      -------
Income from operations before income tax expense,
     dividends on preferred securities, and equity
     in net income of unconsolidated subsidiary        1,505        1,350

Income tax expense                                       461          414
                                                      -------      -------

Income before dividends on preferred securities and
     equity in net income of unconsolidated subsidiary 1,044          936

Dividends on preferred securities of subsidiary trusts    (9)          (9)

Equity in net income of unconsolidated subsidiary          -            9
                                                      -------      -------
Net income                                          $  1,035     $    936
                                                      =======      =======
Earnings per share:

Net income per share - basic                        $   1.27     $   1.11
                                                      =======      =======

Weighted average shares - basic                        813.6        845.3
                                                      =======      =======

Net income per share - diluted                      $   1.27     $   1.10
                                                      =======      =======

Weighted average shares - diluted                      817.0        850.1
                                                      =======      =======


          See notes to condensed consolidated financial statements.

                           THE ALLSTATE CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                March 31,          December 31,
($ in millions)                                                    1999                1998
                                                              ---------------     ---------------
                                                                 (Unaudited)
Assets
Investments
      Fixed income securities, at fair value
          (amortized cost $51,758 and $49,946)              $         54,557    $         53,560
      Equity securities, at fair value
          (cost $4,140 and $4,231)                                     5,928               6,421
      Mortgage loans                                                   3,602               3,458
      Short-term                                                       2,817               2,477
      Other                                                              615                 609
                                                              ---------------     ---------------
          Total investments                                           67,519              66,525

Cash                                                                     190                 258
Premium installment receivables, net                                   3,182               3,082
Deferred policy acquisition costs                                      3,213               3,096
Reinsurance recoverables, net                                          1,984               1,932
Accrued investment income                                                852                 751
Property and equipment, net                                              818                 803
Other assets                                                           1,199               1,146
Separate Accounts                                                     10,466              10,098
                                                              ---------------     ---------------
          Total assets                                      $         89,423    $         87,691
                                                              ===============     ===============
Liabilities
Reserve for property-liability insurance
      claims and claims expense                             $         16,874    $         16,881
Reserve for life-contingent contract benefits                          7,434               7,601
Contractholder funds                                                  21,466              21,133
Unearned premiums                                                      6,404               6,425
Claim payments outstanding                                               763                 778
Other liabilities and accrued expenses                                 5,992               4,578
Deferred income taxes                                                    181                 461
Short-term debt                                                          327                 393
Long-term debt                                                         1,353               1,353
Separate Accounts                                                     10,466              10,098
                                                              ---------------     ---------------
          Total liabilities                                           71,260              69,701
                                                              ---------------     ---------------

Commitments and Contingent Liabilities (Notes 2 and 4)

Mandatorily Redeemable Preferred Securities of Subsidiary Trusts         750                 750

Shareholders' equity
Preferred stock, $1 par value, 25 million
      shares authorized, none issued                                       -                   -
Common stock, $.01 par value, 2 billion shares
      authorized and 900 million issued, 812 million
      and 818 million shares outstanding                                   9                   9
Additional capital paid-in                                             3,099               3,102
Retained income                                                       15,403              14,490
Deferred ESOP expense                                                   (216)               (252)
Treasury stock, at cost (88 million and 82 million shares)            (3,285)             (3,065)
Accumulated other comprehensive income:
      Unrealized net capital gains                                     2,440               2,994
      Unrealized foreign currency translation adjustments                (37)                (38)
                                                              ---------------     ---------------
          Total accumulated other comprehensive income                 2,403               2,956
                                                              ---------------     ---------------
          Total shareholders' equity                                  17,413              17,240
                                                              ---------------     ---------------
          Total liabilities and shareholders' equity        $         89,423    $         87,691
                                                              ===============     ===============

                   See notes to condensed consolidated financial statements.

                       THE ALLSTATE CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Three months ended
                                                                         March 31,
                                                                -------------------------
(In millions)                                                        1999           1998
                                                                ----------     ----------
                                                                        (Unaudited)

Cash flows from operating activities
   Net income                                                   $   1,035      $     936
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation, amortization and other non-cash items              (6)            (5)
      Realized capital gains and losses                              (599)          (386)
      Interest credited to contractholder funds                       320            303
      Changes in:
         Policy benefit and other insurance reserves                  (36)           (55)
         Unearned premiums                                            (22)           (10)
         Deferred policy acquisition costs                            (43)           (48)
         Premium installment receivables, net                        (101)          (103)
         Reinsurance recoverables, net                                (52)            (2)
         Income taxes payable                                         407            332
         Other operating assets and liabilities                      (187)           (73)
                                                                ----------     ----------
               Net cash provided by operating activities              716            889
                                                                ----------     ----------
Cash flows from investing activities
   Proceeds from sales
      Fixed income securities                                       4,239          3,600
      Equity securities                                             2,975          1,421
      Real estate                                                       -             30
   Investment collections
      Fixed income securities                                       1,219          1,082
      Mortgage loans                                                   48             41
   Investment purchases
      Fixed income securities                                      (7,067)        (5,189)
      Equity securities                                            (2,343)        (1,018)
      Mortgage loans                                                 (193)          (103)
   Change in short-term investments, net                              651           (138)
   Change in other investments, net                                    (7)           (20)
   Purchases of property and equipment, net                           (49)           (43)
                                                                ----------     ----------
         Net cash used in investing activities                       (527)          (337)
                                                                ----------     ----------
Cash flows from financing activities
   Change in short-term debt, net                                     (67)            52
   Contractholder fund deposits                                     1,006            695
   Contractholder fund withdrawals                                   (865)          (744)
   Dividends paid                                                    (111)          (114)
   Treasury stock purchases                                          (252)          (444)
   Other                                                               32             46
                                                                ----------     ----------
         Net cash used in financing activities                       (257)          (509)
                                                                ----------     ----------

Net increase in cash                                                  (68)            43
Cash at beginning of period                                           258            220
                                                                ----------     ----------
Cash at end of period                                           $     190      $     263
                                                                ==========     ==========

               See notes to condensed consolidated financial statements.

               THE ALLSTATE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)




1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements include the accounts of The Allstate Corporation and its wholly owned subsidiaries, primarily Allstate Insurance Company ("AIC"), a property-liability insurance company with various property-liability and life and savings subsidiaries, including Allstate Life Insurance Company (collectively referred to as the "Company" or "Allstate").

    The condensed consolidated financial statements and notes as of March 31, 1999, and for the three month periods ended March 31, 1999 and 1998 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Appendix C of the 1999 Notice of Annual Meeting and Proxy Statement and the Annual Report on Form 10-K for 1998. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

    Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The adoption of this statement was immaterial to the Company's results of operations and financial position.

    To conform with the 1999 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

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

    In 1986, the general liability policy form used by Allstate and others in the property-liability industry was amended to introduce an "absolute pollution exclusion," which excluded coverage for environmental damage claims and added an asbestos exclusion. Most general liability policies issued prior to 1987 contain annual aggregate limits for product liability coverage, and policies issued after 1986 also have an annual aggregate limit as to all coverages. Allstate's experience to date is that these policy form changes have effectively limited its exposure to environmental and asbestos claim risks assumed, as well as primary commercial coverages written, for most policies written in 1986 and all policies written after 1986. Allstate's reserves for environmental and asbestos claims were $1.09 billion and $1.10 billion at March 31, 1999 and December 31, 1998, net of reinsurance recoverables of $448 million and $426 million, respectively.

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

3.  REINSURANCE

    Property-liability insurance premiums and life and annuity premiums and contract charges are net of the following reinsurance ceded for the three months ended March 31:

  (In millions)                                   1999      1998
                                                  ----      ----

  Property-liability premiums                     $102      $110

  Life  and  annuity   premiums  and  contract      39        46
  charges

     Property-liability insurance claims and claims expense and life and annuity contract benefits are net of the following reinsurance recoveries for the three months ended March 31:

   (In millions)                                   1999    1998
                                                   ----    ----

   Property-liability insurance claims and          $98     $66
   claims expense

   Life and annuity contract benefits                17      16

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

    Allstate and plaintiffs' representatives have agreed to settle certain civil suits filed in California, including a class action, related to the 1994 Northridge, California earthquake. The plaintiffs in these civil suits have challenged licensing and engineering practices of certain firms Allstate retained and have alleged that Allstate systematically pressured engineering firms to improperly alter their reports to reduce the loss amounts paid to some insureds with earthquake claims. The class action settlement received a preliminary approval in the Superior Court of the State of California for the County of Los Angeles on December 30, 1998. Under the terms of the proposed settlement, and subject to court approval, Allstate will begin a court-administered program to enable up to approximately 11,500 homeowners customers to seek review of their claims by an independent engineer and an independent adjusting firm to ensure that they have been compensated for all structural earthquake damage under the terms of their Allstate policies. Allstate will also retain an independent consultant to review Allstate's practices and procedures for handling catastrophe claims, and will establish a charitable foundation devoted to consumer education on loss prevention and consumer protection and other insurance issues. Notice of the settlement was mailed to class members during the week of February 15, 1999. Objections to the settlement had to be postmarked no later than March 30, 1999. In order to participate in the settlement, class members must affirmatively respond and their replies must be postmarked no later than May 17, 1999. The final approval hearing has been rescheduled for May 14, 1999. The Company does not expect that the effect of the proposed settlement on Allstate's financial position, liquidity and results of operations will be material.

    In April 1998, Federal Bureau of Investigation agents executed search warrants at three Allstate offices for documents relating to the handling of certain claims for losses resulting from the Northridge earthquake. Allstate has received subpoenas issued in April 1998, and in April 1999 from the U.S. District Court for the Central District of California in connection with a Los Angeles grand jury proceeding, for the production of documents and records relating to the Northridge earthquake. Allstate is cooperating with the investigation. At present, the Company cannot determine the impact of resolving these matters.

     For the past four years, the Company has been distributing to certain Personal Property and Casualty ("PP&C") claimants, documents regarding the claims process and the role that attorneys may play in that process. Suits challenging the use of these documents have been filed against the Company, including a suit by the Commonwealth of Pennsylvania and purported class actions in seven other states. The suit in Pennsylvania alleged that the Company, by distributing these documents, had engaged in an unauthorized practice of law and violated the Pennsylvania Consumer Protection Law. A Pennsylvania court recently has ruled that Allstate did not engage in the unauthorized practice of law but did permit the Commonwealth to proceed with its case on the claim involving the Consumer Protection Law. In addition to these suits, the Company has received inquires from other states' attorneys general, bar associations and departments of insurance. In certain states, the Company continues to use these documents after agreeing to make certain modifications. The Company is vigorously defending its rights to use these forms. The outcome of these disputes is currently uncertain.

    Various other legal and regulatory actions are currently pending that involve Allstate and specific aspects of its conduct of business, including some related to the Northridge earthquake. Like other employers and other members of the insurance industry, the Company is the target of an increasing number of class action law suits. These suits are based on a variety of issues including the classification of workers and insurance practices. In the opinion of management, the ultimate liability, if any, in one or more of these actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

5.  BUSINESS SEGMENTS

     Summarized financial performance data for each of the Company's reportable segments for the three months ended March 31, are as follows:

            (In millions)                                    1999       1998
                                                             ----       ----

            INCOME FROM OPERATIONS BEFORE INCOME TAXES
            AND OTHER ITEMS
            Property-Liability:
            Underwriting income (loss)
                PP&C                                        $ 367       $410
                Discontinued Lines and Coverages              (1)        (7)
                                                              ---        ---
                      Total underwriting income               366        403
                Net investment income                         420        438
                Realized capital gains and losses             530        280
                                                              ---        ---
                      Property-Liability income from
                      operations before income taxes
                      and equity in net income of
                      unconsolidated subsidiary             1,316      1,121
            Life and Savings:
                Premiums and contract charges                 385        353
                Net investment income                         536        518
                Realized capital gains and losses              69        103
                Contract benefits                             606        575
                Operating costs and expenses                  177        155
                                                              ---        ---
                      Life and Savings income from
                      operations before income taxes          207        244

            Corporate and Other:
                Net investment income                          15          8
                Realized capital gains and losses               -          3
                Operating costs and expenses                   33         26
                                                              ---         ---
                      Corporate and Other loss from
                      operations before income taxes and
                      dividends on preferred securities       (18)       (15)
                                                              ---        ---
                      Consolidated income from
                      operations before income taxes and
                      other items                          $1,505     $1,350
                                                            =====      =====


     Summarized revenues for each of the Company's business segments for the three months ended March 31, are as follows:


            (In millions)                                     1999       1998
                                                              ----       ----

            REVENUES
            Property-Liability:
            Premiums earned
               PP&C                                         $ 4,845   $ 4,747
               Discontinued Lines and Coverages                   7         -
                                                               ----      ----
                Total premiums earned                         4,852     4,747
            Net investment income                               420       438
            Realized capital gains and losses                   530       280
                                                               ----      ----
                Total Property-Liability                      5,802     5,465
            Life and Savings:
            Premiums and contract charges                       385       353
            Net investment income                               536       518
            Realized capital gains and losses                    69       103
                                                               ----      ----
                Total Life and Savings                          990       974
            Corporate and Other:
            Net investment income                                15         8
            Realized capital gains and losses                     -         3
                                                               ----      ----
                Total Corporate and Other                        15        11
                                                               ----      ----
                    Consolidated Revenues                    $6,807    $6,450
                                                              =====     =====

6.  COMPREHENSIVE INCOME

    The components of other comprehensive income on a pretax and after-tax basis for the three months ended March 31, are as follows:

(In millions)                                      1999                       1998
                                         ------------------------- ---------------------------
                                         Pretax    Tax   After-tax   Pretax     Tax   After-tax
Unrealized capital gains and losses:
   Unrealized holding gains (losses)
   arising during the period             $(311)     $109   $(202)     $586     $(205)   $ 381
   Less: reclassification adjustment
   for realized net capital gains
   included in net income                  541      (189)    352       374      (131)     243
                                         ------    -----   -----     -----      -----   -----
Unrealized net capital gains (losses)     (852)      298    (554)      212       (74)     138
Unrealized foreign currency translation
   adjustments                               2        (1)      1         -          -       -
                                         ------    -----   -----     -----      -----   -----
Other comprehensive income (loss)        $(850)     $297    (553)    $ 212     $ (74)     138
                                          =====      ===    -----     ====      ====    -----
Net income                                                 1,035                          936
                                                           -----                        -----
Comprehensive income                                     $   482                       $1,074
                                                           =====                        =====

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders of The Allstate Corporation:


    We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries as of March 31, 1999, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the year then ended, not presented herein. In our report dated February 19, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.



Deloitte & Touche LLP

Chicago, Illinois
May 13, 1999

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

    The following discussion highlights significant factors influencing results of operations and changes in financial position of The Allstate Corporation (the "Company" or "Allstate"). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1 contained herein and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1 and Part II. Item 7 and Item 8 of The Allstate Corporation Annual Report on Form 10-K for 1998 and in Appendix C of the 1999 Notice of Annual Meeting and Proxy Statement.


CONSOLIDATED REVENUES

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
         (In millions)                                  1999        1998
                                                        ----        ----

         Property-Liability insurance premiums        $ 4,852     $ 4,747
         Life and  Savings  premiums  and  contract
         charges                                          385         353
         Net investment income                            971         964
         Realized capital gains and losses                599         386
                                                         ----        ----

           Total revenues                             $ 6,807     $ 6,450
                                                       ======      ======

    Consolidated revenues for the first quarter of 1999 increased 5.5%, reflecting growth primarily in Property-Liability insurance premiums earned and higher realized capital gains.

CONSOLIDATED NET INCOME

    Net income for the first quarter of 1999 was $1.04 billion, or $1.27 per diluted share, compared with $936 million, or $1.10 per diluted share, for the first quarter of 1998. Growth in Property-Liability earned premiums and higher realized capital gains were partially offset by increased Property-Liability expenses.

PROPERTY-LIABILITY OPERATIONS

OVERVIEW

    The Company's Property-Liability operations consist of two principal business segments: Personal Property and Casualty ("PP&C") and Discontinued Lines and Coverages ("Discontinued Lines and Coverages"). PP&C is principally engaged in the sale of private passenger auto and homeowners insurance to individuals in both the United States and in other countries. Discontinued Lines and Coverages consists of business no longer written by Allstate, including results from environmental, asbestos and mass tort exposures, mortgage pool insurance business and other commercial business in run-off. Such groupings of financial information are consistent with that used internally for evaluating segment performance and determining the allocation of resources.

    Underwriting results for each of the Property-Liability business segments are discussed separately beginning on page 12.

    Unaudited summarized financial data and key operating ratios for the Company's Property-Liability operations for the three month periods ended March 31, are set forth in the following table:

    (In millions, except ratios)                              1999      1998
                                                              ----      ----

    Premiums written                                       $ 4,839   $ 4,745
                                                             =====     =====

    Premiums earned                                        $ 4,852   $ 4,747
    Claims and claims expense                                3,321     3,303
    Operating costs and expenses                             1,165     1,041
                                                             -----     -----
    Underwriting income                                        366       403
    Net investment income                                      420       438
    Income tax expense on operations                           212       236
                                                            ------     -----
    Operating income                                           574       605
    Realized capital gains and losses, after-tax               344       182
    Equity  in  net   income   of   unconsolidated
      subsidiary                                                 -         9
                                                           -------   -------
    Net income                                            $    918  $    796
                                                           =======   =======

    Catastrophe losses                                    $    126  $    119
                                                           =======   =======

    Operating ratios
      Claims and claims expense ("loss") ratio                68.5      69.6
      Expense ratio                                           24.0      21.9
                                                             -----     -----
      Combined ratio                                          92.5      91.5
                                                             =====     =====
      Effect of catastrophe losses on combined ratio           2.6       2.5
                                                             =====     =====


NET INVESTMENT INCOME AND REALIZED CAPITAL GAINS

    Net investment income decreased 4.1% to $420 million compared to the same period last year as lower investment yields continued to offset income from slightly higher investment balances. Positive cash flows from Property-Liability operations, which typically increase the investment portfolio, were substantially offset by the impact of increased dividends paid to The Allstate Corporation during the last twelve months. The lower investment yields are due, in part, to the investment of proceeds from calls and maturities and the investment of positive cash flows from operations in securities yielding less than the average portfolio rate. In relatively low interest rate environments, funds from maturing investments may be reinvested at interest rates lower than those which prevailed when the funds were previously invested, resulting in lower investment yields.

    Net realized capital gains for the first quarter of 1999 were $344 million after-tax versus $182 million after-tax for the same period in 1998. Period to period fluctuations in realized capital gains are largely due to the timing of sales decisions reflecting management's view of the positioning of the portfolio, individual securities and overall market conditions.

UNDERWRITING RESULTS

    PP&C - Summarized financial data and key operating ratios for Allstate's PP&C operations for the three month periods ended March 31, are presented in the following table:

(In millions, except ratios)                             1999      1998
                                                         ----      ----

Premiums written                                     $  4,832   $ 4,745
                                                        =====    ======
Premiums earned                                      $  4,845   $ 4,747
Claims and claims expense                               3,318     3,301
Operating costs and expenses                            1,160     1,036
                                                        -----     -----
Underwriting income                                  $    367   $   410
                                                       ======    ======

Catastrophe losses                                   $    126   $   119
                                                       ======    ======

Operating ratios
  Claims and claims expense ("loss") ratio               68.5      69.5
  Expense ratio                                          23.9      21.8
                                                         ----      ----
  Combined ratio                                         92.4      91.3
                                                         ====      ====
  Effect of catastrophe losses on combined ratio          2.6       2.5
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

    The Company's marketing strategy for auto and homeowners varies by geographic area. The strategy for auto is to grow business more rapidly in areas where the regulatory climate is more conducive to attractive returns. The strategy for homeowners is to manage exposure on policies in areas where the potential loss from catastrophes exceeds acceptable levels. The process to designate geographic areas as growth and limited growth is dynamic and may be revised as changes occur in the legal, regulatory and economic environments, as catastrophe exposure is reduced and as new products are approved and introduced. The Company continuously monitors its designated growth and limited growth areas, and adjusts its actions including limiting premium growth, as necessary, to maintain acceptable catastrophe exposure levels in these areas. The areas currently designated as auto limited growth markets represent an insignificant percentage of the total United States population. As a result of the Company's success in introducing policy changes and purchasing catastrophe reinsurance coverage, the homeowners limited growth markets have been reduced to areas where approximately 4% of the United States population resides.

    PP&C premiums written for the first quarter of 1999 increased 1.8%, compared to the same period in 1998. The increase was primarily due to an increase in new and renewal policies in force (unit sales), partially offset by decreases in average premiums.

    Standard auto premiums written increased 0.8% to $2.83 billion in the first quarter of 1999, from $2.81 billion for the same three month period in 1998. The increase was primarily due to an increase in new and renewal policies in force, partially offset by slight decreases in average premiums. The decrease in average premiums was primarily due to rate decreases taken in 1998 which are now being reflected in 1999 written premiums. Favorable loss trends, competitive considerations and regulatory pressures in some states have affected the Company's ability to maintain rates at historical levels. The Company has filed, or plans to file in 1999, rate changes including decreases in several key states, which are expected to adversely impact average premium growth further in 1999 as compared to the prior year. In addition, the Company is subject to regulated rate and coverage reductions in the state of New Jersey that are effective in the second quarter of 1999. Additional discussion of these changes is included in the Other Developments section beginning on page 20.

    Non-standard auto premiums written increased 1.8% to $859 million in the first quarter of 1999, from $844 million for the same period in 1998. The increase was driven by an increase in renewal policies in force and increased production in the independent agency channel, partially offset by a decrease in average premiums. Management believes non-standard auto premiums written continued to be adversely impacted by competitive pressures.

    Homeowners premiums written for the first quarter were $700 million, an increase of 4.6% from the first quarter 1998 premiums of $669 million. The increase was driven by an increase in policies in force and, to a lesser extent, average premiums. The higher average premiums were primarily due to rate increases.

    For the first quarter of 1999, PP&C had underwriting income of $367 million versus $410 million for the first quarter of 1998. Underwriting income decreased 10.5% as earned premium growth and favorable auto loss experience were more than offset by increases in expenses, catastrophe losses and unfavorable homeowners loss experience. Auto claim severity growth was below the growth of relevant cost indices related to medical services, auto body work and used car prices.

    CATASTROPHE LOSSES AND CATASTROPHE MANAGEMENT - Catastrophe losses for the first quarter of 1999 were $126 million compared with $119 million for the same period in 1998. The level of catastrophe losses experienced in any year cannot be predicted and could be material to results of operations and financial position. The Company has experienced two severe catastrophes in the past ten years which each resulted in losses of approximately $2 billion. While management believes the Company's catastrophe management initiatives will greatly reduce the severity of possible future losses, the Company continues to be exposed to catastrophes which could be of similar or greater magnitude.

    The establishment of appropriate reserves for catastrophes, as for all outstanding property-liability claims, is an inherently uncertain process. Catastrophe reserve estimates are regularly reviewed and updated, using the most current information. Any resulting adjustments, which may be material, are reflected in current operations.

    Allstate has implemented initiatives to limit, over time, its insurance exposures in certain regions prone to catastrophes, subject to the requirements of insurance laws and regulations and as limited by competitive considerations. These initiatives include limits on new business production, limitations on certain policy coverages, increases in deductibles, policy brokering and participation in catastrophe pools. In addition, Allstate has requested and received rate increases and has expanded its use of or the level of deductibles in certain regions prone to catastrophes. The Company has continued to make substantial progress in reducing its exposure to catastrophes in Florida, California and the northeastern portion of the United States ("Northeast").

    For Allstate, major areas of potential losses due to hurricanes include major metropolitan centers near the eastern and gulf coasts of the United States. Allstate Floridian Insurance Company ("Floridian") and Allstate Floridian Indemnity Company ("AFI") were formed to sell and service Allstate's Florida residential property policies, and have access to reimbursements, and exposure to assessments from the Florida Hurricane Catastrophe Fund. In addition, Floridian and AFI are subject to assessments from the Florida Windstorm Underwriting Association and the Florida Property and Casualty Joint Underwriting Association which are organizations created to provide coverage for catastrophic losses to property owners unable to obtain coverage in the private market.

    Exposure to potential earthquake losses in California is limited by the Company's participation in the California Earthquake Authority ("CEA"), except for losses incurred on coverages not covered by the CEA. Other areas in the United States for which Allstate faces exposure to potential earthquake losses include areas surrounding the New Madrid fault system in the Midwest and faults in and surrounding Seattle, Washington and Charleston, South Carolina. Allstate continues to evaluate alternative business strategies to more effectively manage its exposure to catastrophe losses in these and other areas.

    DISCONTINUED LINES AND COVERAGES - Underwriting results for Discontinued Lines and Coverages for the three month periods ended March 31, are summarized below:

(In millions)                                1999       1998
                                             ----       ----

Underwriting loss                           $ (1)       $ (7)
                                              ===         ===

    Discontinued  Lines and Coverages  consists of business no longer written by
Allstate,   including  results  from  environmental,   asbestos  and  mass  tort
exposures, mortgage pool business and other commercial business in run-off.


LIFE AND SAVINGS OPERATIONS

    Life and Savings markets life insurance, savings and group pension products. Life insurance products primarily include traditional life, including term and whole life, and universal life insurance. Savings products consist of fixed annuity products, including indexed, market value adjusted and structured settlement annuities, as well as variable annuities. Life and Savings products are distributed through a combination of Allstate agents (which include life specialists), banks, independent agents, brokers and direct response marketing.

    Summarized financial data for Life and Savings operations and investments at or for the three month periods ended March 31, are illustrated in the following table:

    (In millions)                                 1999        1998
                                                  ----        ----

    Statutory premiums and deposits             $ 1,511     $ 1,204
                                                 ======      ======

    Investments                                 $32,088     $30,519
    Separate Account assets                      10,466       8,555
                                                 ------      ------
    Investments including Separate Account
      assets                                    $42,554     $39,074
                                                 ======      ======

    Premiums and contract charges               $  385      $  353
    Net investment income                          536         518
    Contract benefits                              606         575
    Operating costs and expenses                   163         152
                                                ------      ------
    Income from operations                         152         144
    Income tax expense on operations                53          51
                                                ------      ------
    Operating income                                99          93
    Realized   capital   gains  and  losses,
       after-tax (1)                                37          64
                                                 -----      ------
        Net income                              $  136      $  157
                                                ======       ======

(1) Net of the effect of related amortization of deferred policy acquisition costs.

    Statutory premiums and deposits, which includes premiums and deposits for all products, are utilized to analyze sales trends. The following table summarizes statutory premiums and deposits by product line for the three month periods ended March 31:

        (In millions)                             1999      1998
                                                  ----      ----
   Life products
      Universal                                   $194      $185
      Traditional                                   74        72
      Other                                        143        57

   Annuity products
      Fixed                                        476       306
      Variable                                     382       394

   Group pension products                          242       190
                                                   ---       ---
      Total                                    $ 1,511    $1,204
                                               =======    ======

    Total statutory premiums and deposits increased $307 million or 25.5% in the first quarter of 1999 compared with the same period last year primarily due to higher sales of fixed annuities and life products. Fixed annuity sales for the first quarter of 1999 increased 55.6% over the prior year due to the introduction of new products and new marketing partnerships in the independent agent and banking distribution channels. Statutory premiums for life products increased $97 million primarily due to the introduction of a new bank-owned life product. Variable annuity statutory premiums decreased 3.0% for the first quarter of 1999 as higher sales in the independent agent and direct marketing channels were more than offset by lower sales in the bank and broker distribution channels.

    Under generally accepted accounting principles ("GAAP"), revenues exclude deposits on most annuity contracts and premiums on universal life policies, and will vary with the mix of business sold during the period. For the first quarter of 1999, premium and contract charges increased $32 million to $385 million due to increased premiums from structured settlement annuities with life contingencies and higher universal life and variable annuity contract charges.

    Pretax net investment income increased 3.5% in the first quarter of 1999 compared with the same period last year as higher investment balances were partially offset by lower investment yields. Investments at March 31, 1999, excluding Separate Accounts and unrealized gains on fixed income securities, grew 6.1% from the same period last year. Lower investment yields are due, in part, to the investment of proceeds from calls and maturities and the investment of positive cash flows from operations in securities yielding less than the average portfolio rate. In relatively low interest rate environments, funds from maturing investments may be reinvested at interest rates lower than those which prevailed when the funds were previously invested, resulting in lower investment yields.

    Operating income increased 6.5% to $99 million for the first three months of 1999 compared with the same period last year. The increase for the period was primarily due to growth in contract charges and increased investment income partially offset by higher expenses and unfavorable mortality experience.

    Realized capital gains and losses, after-tax for the three month period ended March 31, 1999 were $37 million compared to $64 million for first quarter of 1998. The decrease in realized capital gains and losses was due primarily to lower gains from equity linked investments, increases in high-yield bond trading losses and writedowns on certain fixed income securities.


LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

    The Company maintains two credit facilities totaling $1.55 billion as a potential source of funds to meet short-term liquidity requirements, including a $1.50 billion, five-year revolving line of credit, expiring in 2001 and a $50 million, one-year revolving line of credit expiring in 2000. In order to borrow on the five-year line of credit, Allstate Insurance Company ("AIC") is required to maintain a specified statutory surplus level, and the Company's debt to equity ratio (as defined in the agreement) must not exceed a designated level. These requirements are currently being met, and management expects to continue to meet them in the future. Allstate also has a commercial paper program with an authorized borrowing limit of up to $1.00 billion to cover its short-term cash needs. The majority of the proceeds from the issuance of commercial paper have been used by the insurance operations for general purposes. At March 31, 1999, the Company had outstanding commercial paper borrowings of $327 million. Total borrowings under the combined commercial paper program and line of credit are limited to $1.55 billion.

     The Company currently has a shelf registration statement, filed with the Securities and Exchange Commission in August 1998, under which up to $2.00 billion of debt securities, preferred stock or debt warrants may be issued. No securities have been issued under this registration statement.

     During the first quarter of 1999, the Company purchased approximately 6.8 million shares of its common stock, as part of its stock repurchase program, at a cost of $251 million. In August 1998, the Company announced a new $2.00 billion stock repurchase program to be completed on or before December 31, 2000. At March 31, 1999, this program was approximately 25.7% complete. The prior $2.00 billion stock repurchase program was completed during the third quarter of 1998.

    The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company, receipt of dividends from AIC and other relevant factors. The payment of shareholder dividends by AIC without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that AIC can distribute during 1999 without prior approval of the Illinois Department of Insurance is $2.96 billion. In the twelve months beginning May 1, 1998, AIC has paid approximately $2.64 billion in dividends to The Allstate Corporation, and at April 30, 1999, has remaining capacity to pay an additional $325 million in dividends. This capacity will vary during the year as dividends previously paid are excluded from the calculation after twelve months, and decrease as AIC continues to pay dividends. AIC intends to continue to pay dividends in advance of Corporate funding requirements and up to the maximum amount allowed without requiring prior approval. Dividends paid have historically been used for general corporate purposes including the Company's stock repurchase program.

Financial Ratings and Strength

    The following table summarizes the Company and its major subsidiaries' debt and commercial paper ratings and the insurance claims-paying ratings, which were determined by Standard & Poor's during the first quarter of 1999:

     The Allstate  Corporation (debt)                                   A+
     The Allstate  Corporation  (mandatorily redeemable  preferred
       securities  of  subsidiary  trusts)                              A-
     The  Allstate Corporation (commercial paper)                       A-1
     Allstate Insurance Company (claim-paying ability)                  AA
     Allstate Life Insurance Company (claim-paying ability)             AA+


Liquidity

    Surrenders and withdrawals for Allstate Life were $667 million for the three month period ended March 31, 1999, compared to $502 million for the same period in 1998. As the Company's interest-sensitive life policies and annuity contracts in-force grow and age, the dollar amount of surrenders and withdrawals could increase.

INVESTMENTS

    The composition of the investment portfolio at March 31, 1999, at financial statement carrying values, is presented in the table below:

                                                                      CORPORATE
                           PROPERTY-LIABILITY   LIFE AND SAVINGS      AND OTHER         TOTAL
                           ------------------   ----------------   --------------  --------------
                                       Percent            Percent          Percent          Percent
(In millions)                          to                 to               to               to
                                       total              total            total            total
                                       -----              -----            -----            -----

Fixed income securities (1)  $27,490    79.3%   $26,629    83.0%   $ 438    57.7%  $54,557   80.8%
Equity securities              5,315    15.3        611     1.9        2     0.3     5,928    8.8
Mortgage loans                   186     0.6      3,416    10.6        -       -     3,602    5.3
Short-term                     1,667     4.8        831     2.6      319    42.0     2,817    4.2
Other                             14       -        601     1.9        -       -       615    0.9
                              ------   -----     ------   -----     -----  -----    ------   -----
   Total                     $34,672   100.0%   $32,088   100.0%   $ 759   100.0%  $67,519   100.0%
                              ======   =====     ======   =====     ====   =====    ======   =====


(1) FIXED INCOME SECURITIES ARE CARRIED AT FAIR VALUE.  AMORTIZED COST FOR THESE
SECURITIES   WAS  $26.4   BILLION,   $24.9   BILLION   AND  $441   MILLION   FOR
PROPERTY-LIABILITY, LIFE AND SAVINGS, AND CORPORATE AND OTHER, RESPECTIVELY.

    Total investments increased to $67.52 billion at March 31, 1999 from $66.53 billion at December 31, 1998. Property-Liability investments increased $939 million to $34.67 billion at March 31, 1999 from $33.73 billion at December 31, 1998. Allstate Life investments at March 31, 1999, increased $323 million to $32.09 billion from $31.77 billion at December 31, 1998. The increase in investments was primarily attributable to amounts invested from positive cash flows generated from operations, partially offset by a decrease in unrealized capital gains on the fixed income and equity securities portfolios.

    Nearly 93.5% of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having an NAIC rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.


YEAR 2000

     The Company is heavily dependent upon complex computer systems for all phases of its operations, including customer service, insurance processing, underwriting, loss reserving, investments and other enterprise systems. Since many computer software programs recognize only the last two digits of the year in any date, some software may fail to operate properly in or after the year 1999, if the software is not reprogrammed, remediated, or replaced ("Year 2000"). Also, many systems and equipment that are not typically thought of as computer-related (referred to as "non-IT") contain embedded hardware or software that may have a Year 2000 sensitive component. Allstate believes that many of its counterparties and suppliers also have Year 2000 issues and non-IT issues which could affect the Company.

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

    The Company believes that the first three steps of this plan, assessment, remediation and testing, including clock-forward testing which is being performed on the Company's systems and non-IT, are mostly complete for the Company's critical systems. In April 1998, the Company announced its main premium application system, ALERT, which manages more than 20 million auto and homeowners policies, is Year 2000 compliant. The Company also began migrating certain policies to a new premium application system which is also Year 2000 compliant. The Company is relying on other remediation techniques for its midrange and personal computer environments, and certain mainframe applications.

    Certain other processing systems are planned to be remediated by the middle of 1999, and the implementation and rollout of the remediated personal computer environment will continue through the third quarter of 1999. Some systems and non-IT related to discontinued or non-critical functions of the Company are planned to be abandoned by the end of 1999.

    The Company is currently in the process of developing contingency plans in the event that the systems supporting key processes are not Year 2000 compliant in or after the year 1999. Management believes these contingency plans should be completed by mid-1999 with testing of these plans conducted throughout the second half of 1999. Management has also begun to identify and model the impacts of the most reasonably likely worst case scenarios. Until these plans are complete, management is unable to determine an estimate of the most reasonably likely worst case scenario due to issues relating to the Year 2000.

     In addition, the Company is actively working with its major external counterparties and suppliers to assess their compliance efforts and the Company's exposure to both their Year 2000 issues and non-IT issues. This assessment has included soliciting external counterparties and suppliers, evaluating responses received and testing third party interfaces and interactions to determine compliance. Currently the Company has solicited, and has received responses from, the majority of its counterparties and suppliers. These responses generally state that they believe they will be Year 2000 compliant and that no transactions will be affected. However, certain vendors are also in ongoing assessment and testing of their products whereby they are currently unable to identify all potential problems in certain products which are used by the Company. The Company believes that these vendors will make no statements regarding their Year 2000 readiness other than to publish declarations addressing specific compliance issues identified with their products. The Company has begun to work with these key vendors and is developing procedures in order to stay aware of any compliance issues encountered by these vendors. The Company has also decided to test certain interfaces and interactions to gain additional assurance on third party compliance. If key vendors are unable to meet the Year 2000 requirement, Allstate is preparing contingency plans that will allow the Company to continue to sell its products and to service its customers. Management believes these contingency plans should be completed by mid-1999. The Company currently does not have sufficient information to determine whether or not all of its external counterparties and suppliers will be Year 2000 ready.

     The Company is also potentially exposed to Year 2000 risks associated with certain personal lines policies that have been issued. While the Company has not changed its personal auto or homeowners insurance policies to specifically exclude coverage for Year 2000-related losses, this does not mean that all losses, or any particular type of loss, that might be related to Year 2000 will be covered under these policies. Losses incurred due to mere failures of personal electronic devices to function as intended by their manufacturer or distributor, or as expected by the policyholder, are not the type of losses which would be covered by the Company's personal auto or homeowners insurance policies. Such product failures are considered to be product warranty issues best addressed between the policyholder and the manufacturer or distributor of the products. However, certain other types of Year 2000-related losses may be covered under the Company's policies, depending upon the particular circumstances of the loss and the type of policy in force at the time of loss. Some of the Company's homeowners policies, for instance, provide significantly broader protection than others, and therefore may provide coverage for certain types of losses. In determining whether coverage exists in any particular circumstance, all facts of the loss as well as the applicable policy terms and conditions will be reviewed. The Company currently does not have sufficient information to determine the impacts of such losses on it's results of operations, liquidity or financial position.

     The Company may be exposed to the risk that the issuers of investments in its portfolio will be adversely impacted by Year 2000 issues. The Company assesses the impact which Year 2000 issues have on the Company's investments as part of due diligence for proposed new investments and in its ongoing review of all current portfolio holdings. Any recommended actions with respect to individual investments are determined by taking into account the potential impact of Year 2000 on the issuer. Based on its current review, the Company believes the potential impact of Year 2000 on its investment portfolio will not be material.

     The Company presently believes that it will resolve the Year 2000 issue in a timely manner. Year 2000 costs are expensed as incurred. The majority of the expenses related to this project have been incurred as of March 31, 1999. The Company estimates that approximately $125 million in costs will be incurred between the years of 1995 and 2000. These amounts include costs directly related to fixing Year 2000 issues, such as modifying software and hiring Year 2000 solution providers, as well as costs incurred to replace certain non-compliant systems which would not have been otherwise replaced.

OTHER DEVELOPMENTS

     In 1997, the Company formed a new company, Allstate New Jersey Insurance Company ("ANJ"), which is dedicated to serving insurance consumers in New Jersey. ANJ became the replacement carrier for AIC and Allstate Indemnity Company ("AI") in New Jersey. AIC and AI have legally withdrawn from New Jersey. The Certificates of Authority for AIC and AI were officially surrendered as of December 31, 1998 pursuant to the requirement that they run off all policies and claims. In accordance with that legal process, ANJ began absorbing business in New Jersey by offering coverage to customers, and receiving property, commercial and assigned risk policies from AIC and AI in 1998. In December 1998, ANJ began absorbing all voluntary private passenger auto policies, a process that should be complete in 1999. Due to legislative and regulatory reform of the auto insurance system that included regulated rate and coverage reductions effective for new policies written and renewals processed on and after March 22, 1999, management expects to see reduced premiums as well as decreases in losses. The overall impact of these statutory and regulatory changes in the system is intended to lower costs in the state. Until the rating plan and coverage changes are fully implemented, the Company can not be assured of improved results of operations in New Jersey.

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


PENDING ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. The requirements are effective for fiscal years beginning after June 15, 1999. Earlier application is encouraged but is only permitted as of the beginning of any fiscal quarter after issuance. This statement requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Additionally, the change in fair value of a derivative which is not effective as a hedge will be immediately recognized in earnings. The Company expects to adopt SFAS No. 133 as of January 1, 2000. Based on existing interpretations of the requirements of SFAS No. 133, the impact of adoption is not expected to be material to the results of operations or financial position of the Company.


FORWARD-LOOKING STATEMENTS

    The statements contained in this Management's Discussion and Analysis that are not historical information are forward-looking statements that are based on management's estimates, assumptions and projections. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes several important factors that could cause the Company's actual results and experience with respect to forward-looking statements to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements:

1. Exposures to Catastrophes. Management believes that the Company's catastrophe management initiatives will reduce the severity of possible future losses, that initiatives taken in Florida and the Northeast will reduce the Company's exposure to catastrophic losses in those areas, and that the Company's exposure to earthquake losses in California is limited as a result of its participation in the CEA. (See "Catastrophe Losses and Catastrophe Management" at page 13). These beliefs are based in part on the efficacy of techniques adopted by Allstate and the accuracy of the data used by Allstate and the CEA which are designed to predict the probability of catastrophes and the extent of losses to Allstate and the CEA resulting from catastrophes. Catastrophic events may occur in the future which indicate that such techniques and data do not accurately predict Allstate's or the CEA's losses from catastrophes. In that event, the probability and extent of such losses may differ materially from that which would have been predicted by such techniques and data.

2. In order to borrow on the five-year line of credit (see "Liquidity and Capital Resources" at page 16), AIC is required to maintain a specified statutory surplus level and the Company's debt to equity ratio (as defined in the credit agreement) must not exceed a designated level. Management expects to continue to meet such borrowing requirements in the future. However, the ability of AIC and Allstate to meet these requirements is dependent upon the economic well-being of AIC. Should AIC sustain significant losses from catastrophes, its and Allstate's ability to continue to meet these credit agreement requirements could be adversely affected. Consequently, Allstate's right to draw upon the five-year line of credit could be diminished or eliminated during a period when it would be most in need of financial resources.

3. The Company presently believes that it will resolve the Year 2000 issues affecting its computer operations in a timely manner, and that the costs incurred between the years of 1995 and 2000 in resolving those issues will be approximately $125 million. However, the extent to which the computer operations of the Company's external counterparties and suppliers are adversely affected could, in turn, affect the Company's ability to communicate with such counterparties and suppliers, could increase the cost of resolving the Year 2000 issues, and could materially affect the Company's results of operations in any period or periods.

4. Management believes favorable loss trends, competitive considerations and regulatory pressures in some states will continue to impact the Company's ability to maintain rates at historical levels (see "Underwriting Results" at page 12). However, other factors that affect the average premium growth rate, such as loss ratio deterioration, could accelerate the rate.

5. Due to legislative and regulatory reform of the auto insurance system in New Jersey that included regulated rate and coverage reductions effective for new policies written and renewals processed on and after March 22, 1999, the management of ANJ expects to see reduced premiums as well as decreases in losses. (See "Other Developments" at page 20.) However, until the rating plan and coverage changes are fully implemented, the Company can not be assured of improved profitability. It is possible that losses may increase or that any decrease will not be commensurate with the reductions in premiums.

     See the Company's 1998 Annual Report on Form 10-K (the "1998 10-K") for other important risk factors which may affect the results of operations and financial condition of the Company. For those risk factors affecting the Company as a regulated insurance holding company, see "Risk Factors Affecting Allstate" at page 3 of the 1998 10-K.

PART II.       OTHER INFORMATION


Item 5. Other Information

In February 1999, John L. Carl was elected Vice President and Chief Financial Officer of the Registrant and Senior Vice President and Chief Financial Officer of Allstate Insurance Company, both effective April 1, 1999. Mr. Carl had previously served as Executive Vice President and Chief Financial Officer of Amoco Corporation since 1994.

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

               An Exhibit  Index has been  filed as part of this  report on Page
               E-1.

        (b)    Reports on Form 8-K.

               Registrant filed a Current Report on Form 8-K on February 19, 1999 (Items 5 and 7).

SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            The Allstate Corporation
                            (Registrant)







May 13, 1999               By  /s/ Samuel H. Pilch
                           --------------------
                           Samuel H. Pilch, Controller

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

     10.1        Retirement Benefits - Edward M. Liddy, Chairman,
                 President and Chief Executive Officer

     10.2        Termination of Employment - Jerry D. Choate

     10.3        CEO Change of Control Employment Agreement

     10.4        Other  Named  Executive  Officers Change of  Contol Empoloyment
                 Agreement

      15         Acknowledgment  of awareness  from Deloitte & Touche LLP, dated
                 May  13,   1999,   concerning   unaudited   interim   financial
                 information.

      27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.


                                                                    EXHIBIT 10.1

                      RETIREMENT BENEFITS--EDWARD M. LIDDY,
                 CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

        The following resolution was duly adopted by the Board of Directors of The Allstate Corporation on November 10, 1998:

    FURTHER RESOLVED, that if Mr. Liddy retires as an officer of this Corporation on or after reaching the age of 60 but before reaching the age of 65, Allstate Insurance Company or its successor shall pay him an additional retirement benefit over his accrued benefits calculated as of retirement under the Allstate Retirement Plan and the Supplemental Retirement Income Plan (such benefits calculated and payable solely under the terms of those plans), as though he had an additional five years of service and age; such additional years of service and age to reduce each year Mr. Liddy remains as an officer after age 60 and result in zero additional years when he reaches age 65.

                                                                    EXHIBIT 10.2

                   TERMINATION OF EMPLOYMENT--JERRY D. CHOATE

     In September 1998, the Board of Directors of The Allstate Corporation reluctantly acquiesced in Mr. Choate's retirement and accepted his resignation as Chairman and Chief Executive Officer effective January 1, 1999. The Board continues to hold Mr. Choate's knowledge of the insurance industry in very high regard and wants to ensure that Allstate can continue to look to him for advice. Accordingly, the Board has asked him to serve as a consultant to Allstate. To compensate him for his services as a consultant in 1999 and 2000, the Board agreed to pay Mr. Choate a total of $3,458,000, an amount equal to the sum of
(a) two times Mr. Choate's annual base salary at the date of his retirement, plus (b) his assumed award at target under the Annual Executive Incentive
Compensation Plan for 1999 and 2000. In addition, Allstate will pay the reasonable expenses of maintaining an office for Mr. Choate until his 70th birthday (September 16, 2008) for the purpose of providing consulting services to Allstate.

     In addition, in recognition of his many years of service to Allstate, the Board agreed as follows:

o In 2000 Allstate will pay Mr. Choate the amount that would have been payable to him for the 1997-1999 cycle under the Long-Term Executive Incentive Compensation Plan as if he had not retired.
o Allstate will pay Mr. Choate an additional lump sum retirement benefit based on two additional years of service at his base salary at the date of his retirement, plus the actual amount of his award for 1998 under the Annual Executive Incentive Compensation Plan, plus his assumed award at target for 1999 under the Annual Executive Incentive Compensation Plan.
o The exercisability of 319,480 of Mr. Choate's outstanding stock options was accelerated to December 31, 1998.
o In recognition of his many years of service, Mr. Choate received several retirement gifts.

                                                              EXHIBIT 10.3
                            THE ALLSTATE CORPORATION
                     CHANGE OF CONTROL EMPLOYMENT AGREEMENT


     THIS AGREEMENT dated as of March __, 1999 (the "AGREEMENT DATE") is made by and among The Allstate Corporation, a Delaware corporation ("ALLSTATE"), the Allstate Insurance Company, an Illinois insurance corporation ("AIC"), and Edward M. Liddy ("EXECUTIVE").


                                    PURPOSES

     Allstate has determined that it is in the best interests of Allstate and its stockholders to assure that the Company will have the continued service of Executive. Allstate also believes it is imperative to reduce the distraction of Executive that would result from the personal uncertainties caused by a pending or threatened change of control of Allstate, to encourage Executive's full attention and dedication to the Company, and to provide Executive with compensation and benefits arrangements upon a change of control that will satisfy the expectations of Executive and be competitive with those of similarly situated corporations. This Agreement is intended to accomplish these objectives.

                                   ARTICLE I.
                               CERTAIN DEFINITIONS

     As used in this Agreement, the terms specified below shall have the following meanings:

     1.1 "ACCRUED ANNUAL BONUS" means the amount of any Annual Bonus earned but not yet paid to Executive as of the Executive's Termination Date, other than amounts that Executive has elected to defer.

     1.2 "ACCRUED BASE SALARY" means the amount of Executive's Base Salary that is accrued but unpaid as of the Executive's Termination Date, other than amounts that Executive has elected to defer.

     1.3 "ACCRUED LTIP BONUS" means the amount of any LTIP Bonus earned but not yet paid to Executive as of the Executive's Termination Date, other than amounts that Executive has elected to defer.

     1.4 "ACCRUED OBLIGATIONS" means, as of any date, the sum of Executive's Accrued Base Salary, Accrued Annual Bonus, Accrued LTIP Bonus, any accrued but unpaid vacation pay, and any other amounts and benefits that are then due to be paid or provided to Executive by the Company (other than pursuant to Sections
2.4 or 4.1(b) or any defined benefit or defined contribution plan of the Company, whether or not qualified under Section 401(a) of the Code), but have not yet been paid or provided (as applicable).

     1.5 "AGREEMENT DATE" -- see the  introductory  paragraph of this Agreement.

     1.6 "AGREEMENT TERM" means the period commencing on the Agreement Date and ending on the third anniversary of the Agreement Date or, if later, such later date to which the Agreement Term is extended pursuant to the following sentence. Commencing on the second anniversary of the Agreement Date, the Agreement Term shall automatically be extended each day by one day to create a new one-year term until, at any time after the second anniversary of the Agreement Date, the Company delivers written notice (an "EXPIRATION NOTICE") to Executive that the Agreement shall expire on a date specified in the Expiration Notice (the "EXPIRATION DATE") that is not less than 12 months after the date the Expiration Notice is delivered to Executive; provided, however, that if an Effective Date or an Imminent Control Change Date occurs before the Expiration Date specified in the Expiration Notice, then such Expiration Notice shall be void and of no further effect. "IMMINENT CONTROL CHANGE DATE" means (i) any date on which a proposal or offer for a Change of Control is presented to Allstate's stockholders generally or to any of Allstate's directors or executive officers or is publicly announced (whether by advertisement, press release, press interview, public statement, SEC filing or otherwise) or (ii) any subsequent date as of which such proposal or offer for a Change of Control remains effective and has not expired or been revoked.

     1.7 "AIC" -- see the introductory paragraph of this Agreement.

     1.8 "ALIC" means the Allstate Life Insurance Company.

     1.9  "ALLSTATE" -- see  the  introductory  paragraph  of  this  Agreement.

     1.10 "ALLSTATE INCUMBENT DIRECTORS" means, determined as of any date by reference to any baseline date:

          (a) the members of the Board on the date of such determination who have been members of the Board since such baseline date, and

          (b) the members of the Board on the date of such determination who were appointed or elected after such baseline date and whose election, or nomination for election by stockholders of Allstate or the Surviving Corporation, as applicable, was approved by a vote or written consent of two-thirds (100% for purposes of paragraph (a) of the definition of "Merger of Equals") of the directors comprising the Allstate Incumbent Directors on the date of such vote or written consent, but excluding any such member whose initial assumption of office was in connection with (i) an actual or threatened election contest, including a consent solicitation, relating to the election or removal of one or more members of the Board, (ii) a "tender offer" (as such term is used in Section 14(d) of the Exchange Act), (iii) a proposed Reorganization Transaction, or (iv) a request, nomination or suggestion of any Beneficial Owner of Voting Securities representing 15% or more of the aggregate voting power of the Voting Securities of Allstate or the Surviving Corporation, as applicable.

     1.11 "ANNUAL BONUS" s-- ee Section 2.2(b).

     1.12 "ANNUAL PERFORMANCE PERIOD" -- see Section 2.2(b).

     1.13 "ANNUALIZED LTIP BONUS" means, in respect of any Termination Date, an amount equal to the quotient of the following:

          (a)  the  sum  of  the  amounts   potentially  payable  under  all  of
     Executive's LTIP Target Awards outstanding as of such Termination Date,

divided by:

          (b) the number of whole and fractional years during the period beginning on the earliest commencement date of the LTIP Performance Periods then in effect and ending on the latest termination date of the LTIP Performance Periods then in effect.

     1.14 "APPROVED PASSIVE HOLDER" means, as of any date, any Person that satisfies all of the following conditions:

          (a) as of such date, such Person is a 20% Owner, but is the Beneficial Owner of less than 30% of the then-outstanding Common Stock and of Voting Securities representing less than 30% of the combined voting power of all then-outstanding Voting Securities of Allstate;

          (b) prior to becoming a 20% Owner, such Person has filed, and as of such date has not withdrawn, or made any subsequent regulatory or judicial filing or public statement or announcement that is inconsistent with, a statement with the SEC pursuant to Section 13(g) of the Exchange Act that includes a certification by such Person to the effect that such beneficial ownership does not have the purpose or effect of changing or influencing the control of Allstate;

          (c) prior to such Person's becoming a 20% Owner, at least two-thirds of the Allstate Incumbent Directors (such Allstate Incumbent Directors to be determined as of such date using the Agreement Date as the baseline date) shall have voted in favor of a resolution adopted by the Board to the effect that:

               (i) the terms and conditions of such Person's investment in the Company will not have the effect of changing or influencing the control of Allstate, and

               (ii) notwithstanding clause (a) of the definition of "Change of Control," such Person's becoming a 20% Owner shall be treated as though it were a Merger of Equals for purposes of this Agreement and all other similar agreements between the Company and its executives.

     1.15 "ARTICLE" means an article of this Agreement.

     1.16 "BASE SALARY"-- see Section 2.2(a).

     1.17 "BENEFICIAL OWNER" means such term as defined in Rule 13d-3 of the SEC under the Exchange Act.

     1.18 "BENEFICIARY" -- see Section 10.3.

     1.19 "BOARD" means the Board of Directors of Allstate or, from and after the Effective Date of a Change of Control that gives rise to a Surviving Corporation, the Board of Directors of such Surviving Corporation.

     1.20 "BONUS PLAN" -- see Section 2.2(b).

     1.21 "CAUSE"-- see Section 3.3(b).

     1.22 "CEO" means Chief Executive Officer.

     1.23 "CHANGE OF CONTROL" means, except as otherwise provided at the end of this Section, the occurrence of any one or more of the following:

          (a) any person (as such term is used in Rule 13d-5 of the SEC under the Exchange Act) or group (as such term is defined in Sections 3(a)(9) and 13(d)(3) of the Exchange Act), other than a Subsidiary or any employee benefit plan (or any related trust) of Allstate or any of its Subsidiaries, becomes the Beneficial Owner of 20% or more of the common stock of Allstate or of Voting Securities representing 20% or more of the combined voting power of all Voting Securities of Allstate (such a person or group that is not a Similarly Owned Company (as defined below), a "20% OWNER"), except that no Change of Control shall be deemed to have occurred solely by reason of such beneficial ownership by a corporation (a "SIMILARLY OWNED COMPANY") with respect to which both more than 70% of the common stock of such corporation and Voting Securities representing more than 70% of the combined voting power of the Voting Securities of such corporation are then owned, directly or indirectly, by the persons who were the direct or indirect owners of the common stock and Voting Securities of Allstate immediately before such acquisition in substantially the same proportions as their ownership, immediately before such acquisition, of the common stock and Voting Securities of Allstate, as the case may be; or

          (b) the Allstate Incumbent Directors (determined using the Agreement Date as the baseline date) cease for any reason to constitute at least two-thirds of the directors of Allstate then serving (provided that this clause (b) shall be inapplicable during a Post-Merger of Equals Period); or

          (c) approval by the stockholders of Allstate of a merger, reorganization, consolidation, or similar transaction, or a plan or agreement for the sale or other disposition of all or substantially all of the consolidated assets of Allstate or a plan of liquidation of Allstate (any of the foregoing, a "REORGANIZATION TRANSACTION") that, based on information included in the proxy and other written materials distributed to Allstate's stockholders in connection with the solicitation by Allstate of such stockholder approval, is not expected to qualify as an Exempt Reorganization Transaction; provided, however, that if (i) the merger or other agreement between the parties to a Reorganization Transaction expires or is terminated after the date of such stockholder approval but prior to the consummation of such Reorganization Transaction (a "REORGANIZATION TRANSACTION TERMINATION") or (ii) immediately after the consummation of the Reorganization Transaction, such Reorganization Transaction does qualify as an Exempt Reorganization Transaction notwithstanding the fact that it was not expected to so qualify as of the date of such stockholder approval, then such stockholder approval shall not be deemed a Change of Control for purposes of any Termination of Employment as to which the Termination Date occurs on or after the date of the Reorganization Transaction Termination or the date of the consummation of the Exempt Reorganization Transaction, as applicable; or

          (d) the consummation by Allstate of a Reorganization Transaction that for any reason fails to qualify as an Exempt Reorganization Transaction as of the date of such consummation, notwithstanding the fact that such Reorganization Transaction was expected to so qualify as of the date of such stockholder approval; or

          (e) a 20% Owner who had qualified as an Approved Passive Holder ceases to qualify as such for any reason other than ceasing to be a 20% Owner (such cessation of Approved Passive Holder status to be considered for all purposes of this Agreement (including the definition of "Effective Date") a Change of Control distinct from and in addition to the Change of Control specified in clause (a) above).

Notwithstanding the occurrence of any of the foregoing events, a Change of Control shall not occur with respect to Executive if, in advance of such event, Executive agrees in writing that such event shall not constitute a Change of Control.

     1.24 "CODE" means the Internal Revenue Code of 1986, as amended. Any reference to any section of the Code shall also refer to any successor provision.

     1.25  "COMPANY"   means  Allstate,   AIC  and  each  of  Allstate's   other
Subsidiaries.

     1.26 "COMPANY CERTIFICATE" -- see Section 5.1(b).

     1.27 "COMPANY COUNSEL OPINION" -- see Section 5.5.

     1.28 "COMPETITIVE BUSINESS" means as of any date (including during the one-year period commencing on the Termination Date) any corporation or other Person (and any branch, office or operation thereof) that engages in, or proposes to engage in:

          (a) the underwriting, reinsurance, marketing or sale of (i) any form of insurance of any kind that the Company as of such date does, or proposes to, underwrite, reinsure, market or sell (any such form of insurance, an "ALLSTATE INSURANCE PRODUCT") or (ii) any other form of insurance that is marketed or sold in competition with any Allstate Insurance Product, or

          (b) any other business that as of such date is a direct and material competitor of the Company;

and that is located (i) anywhere in the United States, or (ii) anywhere outside of the United States where the Company is then engaged in, or proposes to engage in, any of such activities.

     1.29  "CONSUMMATION   DATE"  means  the  date  on  which  a  Reorganization
Transaction is consummated.

     1.30 "DISABILITY" -- see Section 3.1(b).

     1.31 "DISABILITY EFFECTIVE DATE" see Section 3.1.

     1.32 "EFFECTIVE DATE" means the date on which a Change of Control first occurs during the Agreement Term.

     1.33 "EXCHANGE ACT" means the Securities Exchange Act of 1934.

     1.34 "EXCISE TAXES" -- see Section 5.1.

     1.35 "EXECUTIVE COUNSEL OPINION" -- see Section 5.5.

     1.36  "EXECUTIVE'S  GROSS-UP  DETERMINATION"  -- see Section  5.2(a).

     1.37 "EXEMPT REORGANIZATION TRANSACTION" means a Reorganization Transaction that results in the Persons who were the direct or indirect owners of the outstanding common stock and Voting Securities of Allstate immediately before such Reorganization Transaction becoming, immediately after the consummation of such Reorganization Transaction, the direct or indirect owners of both more than 70% of the then-outstanding common stock of the Surviving Corporation and Voting Securities representing more than 70% of the combined voting power of the then-outstanding Voting Securities of the Surviving Corporation, in substantially the same respective proportions as such Persons' ownership of the common stock and Voting Securities of Allstate immediately before such Reorganization Transaction.

     1.38 "GOOD REASON" -- see Section 3.4(b).

     1.39 "GROSS-UP MULTIPLE" -- see Section 5.4.

     1.40 "GROSS-UP PAYMENT" -- see Section 5.1.

     1.41 "INCLUDING" means including without limitation.

     1.42 "IRS" means the Internal Revenue Service.

     1.43 "IRS CLAIM" -- see Section 5.6.

     1.44 "LEGAL AND OTHER EXPENSES" -- see Section 6.1(a).

     1.45 "LTIP" means the Allstate Long-Term Executive Incentive Compensation Plan (or any successor plan).

     1.46 "LTIP AWARD" means an incentive compensation opportunity granted under the LTIP.

     1.47 "LTIP BONUS" means the amount paid or earned in respect of an LTIP Award.

     1.48 "LTIP PERFORMANCE PERIOD" means any performance period designated in accordance with any LTIP approved by the Board or any committee of the Board.

     1.49 "LTIP TARGET AWARD" means, in respect of any LTIP Award, the amount that Executive would have been entitled to receive for the LTIP Performance Period corresponding to such LTIP Award if the performance goals established pursuant to such LTIP Award were achieved at the 100% level as of the end of the LTIP Performance Period.

     1.50 "LUMP SUM VALUE" of an annuity payable pursuant to a defined benefit plan means, as of a specified date, the present value of such annuity, as determined, as of such date, under generally accepted actuarial principles using
(i) the applicable interest rate, mortality tables and other methods and assumptions that the Pension Benefit Guaranty Corporation ("PBGC") would use in determining the value of an immediate annuity on the Termination Date or (ii) if such interest rate and mortality assumptions are no longer published by the PBGC, interest rate and mortality assumptions determined in a manner as similar as practicable to the manner by which the PBGC's interest rate and mortality assumptions were determined immediately prior to the PBGC's cessation of publication of such assumptions; provided, however, that if such defined benefit plan provides for a lump sum distribution and such lump-sum distribution either
(x) is the only payment method available under such plan or (y) provides for a greater amount than the Lump Sum Value of the Maximum Annuity available under such plan, then "Lump Sum Value" shall mean such lump sum amount.

     1.51 "MAXIMUM ANNUITY" means, in respect of a defined benefit plan (whether or not qualified under Section 401(a) of the Code), an annuity computed in whatever manner permitted under such plan (including frequency of annuity payments, attained age (whether determined as of a current date or as of a future date upon the commencement of annuity payments), and nature of surviving spouse benefits, if any) that yields the greatest Lump Sum Value.

     1.52 "MERGER OF EQUALS" means, as of any date, a transaction that, notwithstanding the fact that such transaction may also qualify as a Change of Control, satisfies all of the conditions set forth in paragraphs (a) or (b) below:

          (a) If such date is on or after the Consummation Date, a Reorganization Transaction in respect of which all of the following conditions are satisfied as of such date, or, if such date is prior to the Consummation Date, a proposed Reorganization Transaction in respect of which the merger agreement or other documents (including the exhibits and annexes thereto) setting forth the terms and conditions of such Reorganization Transaction, as in effect on such date after giving effect to all amendments thereof or waivers thereunder, require that the following conditions be satisfied on and, where applicable, after the Consummation
     Date:

               (i) at least 50%, but not more than 70%, of the common stock of the Surviving Corporation outstanding immediately after the consummation of the Reorganization Transaction, together with Voting Securities representing at least 50%, but not more than 70%, of the combined voting power of all Voting Securities of the Surviving Corporation outstanding immediately after such consummation shall be owned, directly or indirectly, by the persons who were the owners, directly or indirectly, of the common stock and Voting Securities of Allstate immediately before such consummation in substantially the same proportions as their respective direct or indirect ownership, immediately before such consummation, of the common stock and Voting Securities of Allstate, respectively; and

               (ii) Allstate Incumbent Directors (determined as of such date using the date immediately preceding the Effective Date as the baseline date) shall, throughout the period beginning on the Effective Date and ending on the third anniversary of the Effective Date, continue to constitute not less than 50% of the members of the Board; and

               (iii) the person who was the CEO of Allstate immediately prior to the Effective Date shall serve as (x) the CEO of Allstate throughout the period beginning on the Effective Date and ending on the Consummation Date and (y) the CEO of the Surviving Corporation at all times during the period commencing on the Consummation Date and ending on the first anniversary of the Consummation Date;

     provided, however, that a Reorganization Transaction that qualifies as a Merger of Equals shall cease to qualify as a Merger of Equals (a "MERGER OF EQUALS CESSATION") and shall instead qualify as a Change of Control that is not a Merger of Equals from and after the first date during the Post-Change Period (such date, the "MERGER OF EQUALS CESSATION DATE") as of which any one or more of the following shall occur for any reason:

                    (1) if any  condition of clause (i) of paragraph (a) of this
               Section shall for any reason not be satisfied as of immediately after the consummation of the Reorganization Transaction; or

                    (2) if as of the close of  business  on any date on or after the Effective Date, any condition of clauses (ii) or (iii) of paragraph (a) of this Section shall not be satisfied; or

                    (3) if on any date  prior to the  first  anniversary  of the
               Consummation Date, the Company shall make a filing with the SEC, issue a press release, or make a public announcement to the effect that Allstate is seeking or intends to seek a replacement for the CEO, whether such replacement is to become effective before or after such first anniversary.

          (b) As of such date, each Person, if any, who is a 20% Owner qualifies as an Approved Passive Holder.

The Company shall give Executive written notice of any Merger of Equals Cessation and the applicable Merger of Equals Cessation Date as soon as practicable after the Merger of Equals Cessation Date.

     1.53 "MERGER OF EQUALS CESSATION DATE" -- see the definition of "MERGER OF EQUALS."

     1.54 "MERGER OF EQUALS CESSATION NOTICE" -- means a written notice given in accordance with Section 10.8 by the Company to notify Executive of the facts and circumstances of a Merger of Equals Cessation, including the Merger of Equals Cessation Date.

     1.55 "NOTICE OF CONSIDERATION" -- see Section 3.3(c).

     1.56 "NON-QUALIFIED PLAN" -- see Section 2.4.

     1.57 "NOTICE OF TERMINATION" means a written notice given in accordance with Section 10.8 that sets forth (i) the specific termination provision in this Agreement relied on by the party giving such notice, (ii) in reasonable detail the specific facts and circumstances claimed to provide a basis for such Termination of Employment, and (iii) if the Termination Date is other than the date of receipt of such Notice of Termination, the Termination Date.

     1.58 "PERSON" means any individual, sole proprietorship, partnership, joint venture, limited liability company, trust, unincorporated organization, association, corporation, institution, public benefit corporation, entity or government instrumentality, division, agency, body or department.

     1.59 "PLANS" means plans, programs, or Policies of the Company.

     1.60 "POLICIES" means policies, practices or procedures of the Company.

     1.61 "POST-CHANGE PERIOD" means the period commencing on the Effective Date and ending on the third anniversary of the Effective Date.

     1.62 "POST-MERGER OF EQUALS PERIOD" means the period commencing on an Effective Date of a Change of Control that qualifies as a Merger of Equals and ending on the third anniversary of such Effective Date or, if sooner, the Merger of Equals Cessation Date.

     1.63 "POTENTIAL PARACHUTE PAYMENTS" -- see Section 5.1.

     1.64 "PRO-RATA ANNUAL BONUS" means, in respect of the Company's fiscal year during which the Termination Date occurs, an amount equal to the product of Executive's Target Annual Bonus (determined as of the Termination Date) multiplied by a fraction, the numerator of which equals the number of days from and including the first day of such fiscal year through and including the Termination Date, and the denominator of which equals 365.

     1.65 "PRO-RATA LTIP BONUS" means an amount equal to the sum of each of the following amounts: for each LTIP Performance Period that is in effect as of a Termination Date, Executive's LTIP Target Award for such LTIP Performance Period multiplied by a fraction, the numerator of which equals the number of days from and including the beginning of such LTIP Performance Period through and including the Termination Date, and the denominator of which equals the aggregate number of days in such LTIP Performance Period.

     1.66 "REFUND CLAIM" -- see Section 5.6.

     1.67 "REORGANIZATION TRANSACTION" -- see clause (c) of the definition of "CHANGE OF CONTROL."

     1.68 "RESTRICTED SHARES" means shares of restricted stock, restricted stock units or similar awards.

     1.69 "SEC" means the Securities and Exchange Commission.

     1.70 "SECTION" means, unless the context otherwise requires, a section of this Agreement.

     1.71 "SERP" means a supplemental executive retirement Plan that is a Non-Qualified Plan.

     1.72 "SEVERANCE PERIOD" -- see Section 4.1(g).

     1.73 "STOCK OPTIONS" means stock options, stock appreciation rights (including limited stock appreciation rights), or similar awards.

     1.74 "SUBSIDIARY" means any corporation, business trust, limited liability company or partnership with respect to which Allstate owns, directly or indirectly, Voting Securities representing more than 50% of the aggregate voting power of the then-outstanding Voting Securities.

     1.75 "SURVIVING CORPORATION" means the corporation resulting from a Reorganization Transaction or, if securities representing at least 50% of the aggregate Voting Power of such resulting corporation are directly or indirectly owned by another corporation, such other corporation.

     1.76 "TARGET ANNUAL BONUS" as of any date means the amount equal to the product of Base Salary determined as of such date multiplied by the percentage of such Base Salary to which Executive would have been entitled immediately prior to such date under any Bonus Plan for the Annual Performance Period for which the Annual Bonus is awarded if the performance goals established pursuant to such Bonus Plan were achieved at the 100% level as of the end of the Annual Performance Period.

     1.77 "TAXES" means federal, state, local and other income, employment and other taxes.

     1.78 "TERMINATION DATE" means the date of the receipt of the Notice of Termination by Executive (if such Notice is given by the Company) or by the Company (if such Notice is given by Executive), or any later date, not more than 15 days after the giving of such Notice, specified in such Notice; provided, however, that:

          (a) if Executive's employment is terminated by reason of death or Disability, the Termination Date shall be the date of Executive's death or the Disability Effective Date (as defined in Section 3.1(a)), as applicable; and

          (b) if no Notice of Termination is given, the Termination Date shall be the last date on which Executive is employed by the Company.

     1.79 "TERMINATION OF EMPLOYMENT" means any termination of Executive's employment with the Company, whether such occurs by reason of (a) the initiative of any Company or Executive or (b) the death of Executive.

     1.80 "20% OWNER" -- see paragraph (a) of the definition of "Change of Control."

     1.81 "VOTING SECURITIES" of a corporation means securities of such corporation that are entitled to vote generally in the election of directors of such corporation.


                                   ARTICLE II.
                               POST-CHANGE PERIOD

     2.1 POSITION AND DUTIES.

          (a) During the Post-Change Period, (i) Executive's position (including offices, titles, reporting requirements and responsibilities), authority and duties shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the 90-day period immediately before the Effective Date and (ii) Executive's services shall be performed at the location where Executive was employed immediately before the Effective Date or any other location no more than 30 miles from such former location.

          (b) During the Post-Change Period (except during any periods of vacation to which Executive is entitled and any authorized sick, disability or other leave of absence), Executive shall devote Executive's full attention and time to the business and affairs of the Company and, to the extent necessary to discharge the duties assigned to Executive in accordance with this Agreement, to use Executive's best efforts to perform such duties. During the Post-Change Period, Executive may (i) serve on corporate, civic or charitable boards or committees, (ii) deliver lectures, fulfill speaking engagements or teach at educational institutions and (iii) manage personal investments, so long as such activities are consistent with the Policies of the Company at the Effective Date and do not significantly interfere with the performance of Executive's duties under this Agreement. To the extent that any such activities have been conducted by Executive immediately prior to the Effective Date and were consistent with the Policies of the Company at the Effective Date, the continued conduct of such activities (or activities similar in nature and scope) after the Effective Date shall not be deemed to interfere with the performance of Executive's duties under this Agreement.

     2.2 COMPENSATION.

          (a) BASE SALARY. During the Post-Change Period, the Company shall pay or cause to be paid to Executive an annual base salary in cash, which shall be paid in a manner consistent with the Company's payroll practices in effect immediately before the Effective Date, at an annual rate not less than 12 times the highest monthly base salary paid or payable to Executive by the Company in respect of the 12-month period immediately before the Effective Date (such annual rate salary, the "BASE SALARY"). During the Post-Change Period, the Base Salary shall be reviewed at least annually and shall be increased at any time and from time to time as shall be substantially consistent
                                      E-15
     with increases in base salary awarded to other peer executives of the Company; provided, however, that no provision of this Agreement shall require the Company to increase Executive's Base Salary during a Post-Merger of Equals Period. Any increase in Base Salary shall not limit or reduce any other obligation of the Company to Executive under this Agreement. After any such increase, the Base Salary shall not be reduced and "Base Salary" shall thereafter refer to the increased amount.

          (b) ANNUAL BONUS. The Company shall also pay or cause to be paid to Executive a bonus (the "ANNUAL BONUS") for each Annual Performance Period that ends during the Post-Change Period. "ANNUAL PERFORMANCE PERIOD" means each period designated in accordance with any annual bonus arrangement or Plan (a "BONUS PLAN") that is based on performance and approved by the Board or any committee of the Board, or in the absence of any Bonus Plan or any such designated period of time, each calendar year. The Annual Bonus shall be not less than the Target Annual Bonus determined as of the Effective Date; provided, however, that no provision in this Agreement shall require the Company to pay any Target Annual Bonus or other minimum Annual Bonus during a Post-Merger of Equals Period.

          (c) LTIP BONUS. The Company shall also:

               (i) pay or cause to be paid to Executive an LTIP Bonus equal to the LTIP Target Award for each LTIP Award for which an LTIP Performance Period is in effect as of the Effective Date; and

               (ii) throughout the Post-Change Period, grant LTIP Awards to Executive as follows:

                    (1) LTIP Awards shall be granted no less  frequently than is contemplated by the terms of the LTIP and the Company's practices thereunder, as such terms and practices are in effect immediately prior to the Effective Date;

                    (2) each such LTIP Award shall  provide for the payment of a percentage of Executive's Base Salary in effect at the beginning of the Performance Period applicable to such LTIP Award that is no less than the average of the Target LTIP Percentages (as defined below) for all of Executive's LTIP Awards outstanding immediately prior to the Effective Date; and

                    (3) the target  performance  goals established for each such
               LTIP Award shall be substantially comparable to the target performance goals under Executive's LTIP Awards outstanding on the Effective Date;

     provided, however, that during a Post-Merger of Equals Period, no provision of this Agreement shall require the Company to (x) pay any minimum LTIP Bonus amount pursuant to clause (i) above, except to the extent required by the terms of such LTIP
                                      E-16

     Award or (y) grant any LTIP Award pursuant to clause (ii) above. "TARGET LTIP PERCENTAGE" means, in respect of any LTIP Award, the percentage of Executive's Base Salary (determined as of the beginning of the applicable LTIP Performance Period) that Executive would be entitled to receive after the completion of the applicable LTIP Performance Period if the performance goals applicable to such LTIP Award as of the date immediately prior to the Effective Date were achieved at the 100% level.

          (d) INCENTIVE, SAVINGS AND RETIREMENT PLANS. Executive shall also be entitled to participate during the Post-Change Period in all incentive (including long-term incentives), savings and retirement Plans applicable to other peer executives of the Company, but in no event (except during a Post-Merger of Equals Period) shall such Plans provide Executive with incentive (including long-term incentives), savings and retirement benefits during the Post-Change Period that are, in any case, materially less favorable, in the aggregate, than the most favorable of those provided by the Company for Executive under such Plans as in effect at any time during the 90-day period immediately before the Effective Date.

          (e) WELFARE BENEFIT PLANS. During the Post-Change Period, Executive and Executive's family shall be eligible to participate in, and receive all benefits under, welfare benefit Plans provided by the Company (including medical, prescription, dental, disability, salary continuance, individual life, group life, dependent life, accidental death and travel accident insurance Plans) and applicable to other peer executives of the Company and their families, but in no event (except during a Post-Merger of Equals Period) shall such Plans provide benefits during the Post-Change Period that are materially less favorable, in the aggregate, than the most favorable of those provided to Executive under such Plans as in effect at any time during the 90-day period immediately before the Effective Date.

          (f) FRINGE BENEFITS. During the Post-Change Period, Executive shall be entitled to fringe benefits in accordance with the most favorable Plans applicable to peer executives of the Company, but in no event (except during a Post-Merger of Equals Period) shall such Plans provide fringe benefits that are in any case materially less favorable, in the aggregate, than the most favorable of those provided by the Company to Executive under such Plans in effect at any time during the 90-day period immediately before the Effective Date.

          (g) EXPENSES. During the Post-Change Period, Executive shall be entitled to prompt reimbursement of all reasonable employment-related expenses incurred by Executive upon the Company's receipt of accountings in accordance with the most favorable Policies applicable to peer executives of the Company, but in no event (except during a Post-Merger of Equals Period) shall such Policies be materially less favorable, in the aggregate, than the most favorable of those provided by the Company for Executive under such Policies in effect at any time during the 90-day period immediately before the Effective Date.

          (h) OFFICE AND SUPPORT STAFF. During the Post-Change Period, Executive shall be entitled to an office or offices of a size and with furnishings and other appointments, and to secretarial and other assistance in accordance with the most favorable Policies applicable to peer executives of the Company, but in no event (except during a Post-Merger of Equals Period) shall such Policies be materially less favorable, in the aggregate, than the most favorable of those provided by the Company for Executive under such Policies in effect at any time during the 90-day period immediately before the Effective Date.

          (i) VACATION. During the Post-Change Period, Executive shall be entitled to paid vacation in accordance with the most favorable Policies applicable to peer executives of the Company, but in no event (except during a Post-Merger of Equals Period) shall such Policies be materially less favorable, in the aggregate, than the most favorable of those provided by the Company for Executive under such Policies in effect at any time during the 90-day period immediately before the Effective Date.

     2.3 STOCK INCENTIVE AWARDS. On the Effective Date of a Change of Control that is not a Merger of Equals or, if applicable, on a Merger of Equals Cessation Date, (i) all of Executive's unvested Stock Options then outstanding (whether granted before or after the Agreement Date) shall immediately become fully vested and exercisable, and (ii) all of Executive's Restricted Shares then outstanding shall immediately become fully vested and nonforfeitable. This Section amends all award agreements dated as of any date before the Agreement Date.

     2.4 UNFUNDED DEFERRED COMPENSATION. On the Effective Date of a Change of Control that is not a Merger of Equals or, if applicable, on a Merger of Equals Cessation Date, Executive shall become fully vested in all benefits previously accrued under any deferred compensation Plan (including a SERP) that is not qualified under Section 401(a) of the Code (a "NON-QUALIFIED PLAN"). Within five business days after (i) any such Effective Date of a Change of Control that is not a Merger of Equals or (ii) such Merger of Equals Cessation Date, as applicable, the Company shall pay to Executive a lump-sum cash amount equal to:

          (a) the sum of the Lump-Sum Values of all Maximum Annuities that are payable pursuant to all defined benefit Non-Qualified Plans, plus

          (b) the sum of Executive's account balances under all defined contribution Non-Qualified Plans.

To the extent that, if, for any reason, any portion of such Non-Qualified Plan benefit is not so paid, the Company shall pay Executive in lieu thereof a lump-sum cash payment equal to such unpaid portion within the five-business day period specified in the preceding sentence.


                                  ARTICLE III.
                            TERMINATION OF EMPLOYMENT

     3.1 DISABILITY.

          (a) During the Post-Change Period, the Company may terminate Executive's employment because of Executive's Disability by giving Executive or his legal representative, as applicable, (i) written notice in accordance with Section 10.8 of the Company's intention to terminate Executive's employment pursuant to this Section and (ii) a certification of Executive's Disability by a physician selected by the Company or its insurers, subject to the consent of Executive or Executive's legal representative, which consent shall not be unreasonably withheld or delayed. Executive's employment shall terminate effective on the 30th day (the "DISABILITY EFFECTIVE DATE") after Executive's receipt of such notice unless, before the Disability Effective Date, Executive shall have resumed the full-time performance of Executive's duties.

          (b) "DISABILITY" means any medically determinable physical or mental impairment of an Executive that:

               (i) has lasted for a continuous period of not less than (x) six months or (y) such longer period, if any, that is available to Executive under the Company's Policies relating to the continuation of employee status after the onset of disability, as such Policies are in effect when Disability is determined, but in no event (except during a Post-Merger of Equals Period) shall such Policies be materially less favorable to the Executive than the most favorable of such Policies in effect for peer executives at any time during the 90-day period immediately before the Effective Date,

               (ii) can be expected to be permanent or of indefinite duration, and

               (iii) renders Executive unable to perform the duties required under this Agreement.

     3.2 DEATH. Executive's employment shall terminate automatically upon Executive's death during the Post-Change Period.

     3.3 CAUSE.

          (a)  During  the  Post-Change   Period,   the  Company  may  terminate
     Executive's employment for Cause solely in accordance with all of the substantive and procedural provisions of this Section.

          (b) "CAUSE" means any one or more of the following:

               (i) Executive's conviction of a felony or other crime involving fraud, dishonesty or moral turpitude;

               (ii) Executive's willful or reckless material misconduct in the performance of Executive's duties;

               (iii) Executive's habitual neglect of duties; or

               (iv) Executive's willful or intentional breach of this Agreement;

     provided, however, that for purposes of clauses (ii), (iii), and (iv), Cause shall not include any one or more of the following:

                    (1) bad judgment or negligence;

                    (2) any act or omission  believed by Executive in good faith to have been in or not opposed to the interest of the Company (without intent of Executive to gain, directly or indirectly, a profit to which Executive was not legally entitled);

                    (3) any act or omission with respect to which a determination could properly have been made by the Board that Executive had satisfied the applicable standard of conduct for indemnification or reimbursement under Allstate's by-laws, any applicable indemnification agreement, or applicable law, in each case as in effect at the time of such act or omission; or

                    (4) any act or  omission  with  respect  to which  Executive receives a Notice of Consideration (as defined below) more than six months after the earliest date on which any member of the Board, not a party to the act or omission, knew or should have known of such act or omission; and

     further provided, that if a breach of this Agreement involved an act or omission based on Executive's good faith and reasonable belief that Executive's act or omission was in the best interests of the Company or was required by applicable law or administrative regulation, such breach shall not constitute Cause unless the Company gives Executive written notice of such breach that specifically refers to this Section and, within 30 days after such notice is given, Executive fails to cure such breach to the fullest extent that it is curable.

          (c)  The  Company  shall  strictly   observe  each  of  the  following
     procedures in connection with any Termination of Employment for Cause:

               (i) A meeting of the Board shall be called for the stated purpose of determining whether Executive's acts or omissions satisfy the requirements of Section 3.3(b) and, if so, whether to terminate Executive's employment for Cause.

               (ii) Not less than 30 days prior to the date of such meeting, the Company shall provide Executive and each member of the Board written notice (a "NOTICE OF CONSIDERATION") of (x) a detailed description of the acts or omissions alleged to constitute Cause, (y) the date, time and location of such meeting of the Board, and (z) Executive's rights under clause (iii) below.

               (iii) If the Notice of Consideration is given to Executive at any time during a Post-Change Period, then Executive shall have the opportunity to appear before the Board in person and, at Executive's option, with legal counsel, and/or to present to the Board a written response to the Notice of Consideration.

               (iv)  Executive's  employment may be terminated for Cause only if
          (x) the acts or omissions specified in the Notice of Consideration did in fact occur and do constitute Cause as defined in this Section, (y) the Board makes a specific determination to such effect and to the effect that Executive's employment should be terminated for Cause and
          (z) the Company thereafter provides Executive with a Notice of Termination that specifies in specific detail the basis of such Termination of Employment for Cause and which Notice shall be consistent with the reasons set forth in the Notice of Consideration. The Board's determination specified in clause (y) of the preceding sentence shall require the affirmative vote of at least 75% of the members of the Board.

               (v) In the event that the existence of Cause shall become an issue in any action or proceeding between the Company and Executive, the Company shall, notwithstanding the determination referenced in clause (iv) of this Section 3.3(c), have the burden of establishing that the actions or omissions specified in the Notice of Consideration did in fact occur and do constitute Cause and that the Company has satisfied the  procedural  requirements  of this Section  3.3(c).  The satisfaction of the Company's burden shall require clear and convincing evidence.

          3.4 GOOD REASON.

               (a) During the Post-Change Period, Executive may terminate his employment for Good Reason in accordance with the substantive and procedural provisions of this Section.

               (b) "GOOD REASON" means any one or more of the following actions or omissions that, unless otherwise specified, occurs during a Post-Change Period:

                    (i) any failure to pay Executive's  Base Salary in violation of Section 2.2(a) or any failure to increase Executive's Base Salary to the extent, if any, required by such Section;

                    (ii) any  failure  to pay  Executive's  Annual  Bonus or any reduction in Executive's Target Annual Bonus, in either case in violation of Section 2.2(b);

                    (iii) any failure to grant or pay an LTIP Award or LTIP Bonus in violation of Section 2.2(c);

                    (iv) any material  adverse  change in  Executive's  position
               (including offices, titles, reporting requirements or responsibilities), authority or duties in violation of Section 2.1(a);

                    (v) at any time during a Post-Change Period, causing Executive to cease to be the CEO of Allstate or, if applicable, the Successor Company or causing Executive to report to anyone other than the Board;

                    (vi) requiring Executive to be based at any office or location in violation of Section 2.1(a);

                    (vii) any  other  material  adverse  change to the terms and conditions of Executive's employment;

                    (viii) any other  material  breach of this  Agreement by the
               Company;

                    (ix) any  Termination  of  Employment  by the  Company  that purports to be for Cause, but is not in full compliance with all of the substantive and procedural requirements of this Agreement (any such purported termination shall be treated as a Termination of Employment without Cause for all purposes of this Agreement);

                    (x) the  giving of a Notice  of  Consideration  pursuant  to
               Section 3.3(c) and the subsequent failure to terminate Executive for Cause within a period of 90 days thereafter in compliance with all of the substantive and procedural requirements of
               Section 3.3(c);

                    (xi) the failure at any time of a  successor  to the Company explicitly to assume and agree to be bound by this Agreement;

                    (xii) a  Termination  of  Employment  by  Executive  for any
               reason or no reason at any time during the one-month period commencing on the first day after the end of the 12-month period
               commencing   on  the  Effective   Date;   provided  that
               such a Termination of Employment during a Post-Merger of Equals Period shall not qualify as Good Reason for purposes of this clause (xii); or

                    (xiii) in the event that a Merger of Equals  Cessation shall occur at any time during the Post-Change Period, a Termination of Employment by Executive for any reason or no reason at any time (whether during or after the Post-Change Period) that is both (x) after the last day of the 12-month period commencing on the Effective Date and (y) not more than 60 days after the Company gives Executive a Merger of Equals Cessation Notice or, if sooner, Executive obtains actual knowledge of the Merger of Equals Cessation;

          provided, however, that any action or omission by the Company during a Post-Merger of Equals Period that is specified in clauses (i), (ii),
          (iii), (v), (vi), (vii), (viii) or (xi) of this Section 3.4(b) and is not intentional or willful shall not constitute Good Reason unless (x) Executive shall give the Company a written notice that identifies such action or omission and specifically refers to this Section, and (y) the Company shall fail for any reason to cure such act or omission within 30 days after Executive gives the Company such notice.

               (c) Any  reasonable  determination  by Executive  that any of the events specified in subsection (b) above has occurred and constitutes Good Reason shall be conclusive and binding for all purposes, unless the Company establishes by clear and convincing evidence that Executive did not have any reasonable basis for such determination.

               (d) In the event of any Termination of Employment by Executive for Good Reason, Executive shall as soon as practicable thereafter notify the Company of the events constituting such Good Reason by a Notice of Termination. A delay in the delivery of such Notice of Termination or a failure by Executive to include in the Notice of Termination any fact or circumstance that contributes to a showing of Good Reason shall not waive any right of Executive under this
          Agreement or preclude Executive from asserting such fact or circumstance in enforcing rights under this Agreement; provided, that no act or omission by the  Company  shall  qualify as Good Reason
          (i) if Executive's Termination Date is more than 12 months after the first date on which Executive obtained actual knowledge of such act or omission or (ii) if such act or omission would not constitute Good Reason during a Post-Merger of Equals Period and Executive's Termination Date is more than 12 months after the first date on which Executive obtained actual knowledge of the fact that no Merger of Equals has occurred or that a Merger of Equals Cessation has occurred.

               (e) In the event that the Company fraudulently conceals any act or omission by the Company that occurs during the Post-Change Period and qualifies as Good Reason, any subsequent Termination of Employment (whether by the Company or by Executive and regardless of the circumstances of such Termination) that occurs on any date (but in no event more than 12 months after the first date on which Executive obtains actual knowledge of such act or omission) shall conclusively be deemed to be a Termination of Employment by Executive for Good Reason, notwithstanding any provision of this Agreement to the contrary.


                                   ARTICLE IV.
             COMPANY'S OBLIGATIONS UPON A TERMINATION OF EMPLOYMENT

     4.1 IF BY EXECUTIVE FOR GOOD REASON OR BY THE COMPANY OTHER THAN FOR CAUSE OR DISABILITY. If, during the Post-Change Period, the Company terminates Executive's employment other than for Cause or Disability, or if Executive terminates employment for Good Reason, the Company's sole obligations to Executive under Sections 2.1 and 2.2 and this Article shall be as follows:

          (a) The Company shall pay Executive, in addition to all vested rights arising from Executive's employment as specified in Article II, a lump-sum cash amount equal to the sum of the following:

               (i) all Accrued Obligations;

               (ii) Executive's Pro-rata Annual Bonus reduced (but not below zero) by the amount of any Annual Bonus paid to Executive with respect to the Company's fiscal year in which the Termination Date occurs;

               (iii) Executive's Pro-rata LTIP Bonus reduced (but not below zero) by the amount of any LTIP Bonus paid to Executive with respect to the Company's fiscal year in which the Termination Date occurs;

               (iv) all amounts previously deferred by, or accrued to the benefit of, Executive under any defined contribution Non-Qualified
          Plans, whether or not vested, together with any accrued earnings thereon, to the extent that such amounts and earnings have not been previously paid by the Company (whether pursuant to Section 2.4 or otherwise);

               (v) an amount equal to three (3.0) times the sum of (x) Base Salary, (y) the Target Annual Bonus, and (z) the Annualized LTIP Bonus, each determined as of the Termination Date; provided, however, that any reduction in Executive's Base Salary, Target Annual Bonus or Annualized LTIP Bonus that would qualify as Good Reason shall be disregarded for this purpose; and

               (vi) to the  extent  not paid  pursuant  to  clause  (iv) of this
          Section 4.1(a), an amount equal to the sum of the value of the unvested portion of Executive's accounts or accrued benefits under any defined contribution Plan (whether or not qualified under Section 401(a) of the Code) maintained by the Company as of the Termination Date and forfeited by Executive by reason of the Termination of Employment.

     Such lump-sum amount shall be paid no more than five business days after the Termination Date; provided, however, that such lump-sum amount shall be paid no more than 30 calendar days after a Termination Date that occurs during a Post-Merger of Equals Period.

          (b) The Company shall pay Executive, in lieu of all benefits under all defined benefit Non-Qualified Plans that have accrued on or before the Termination Date but remain unpaid as of such date, a lump-sum cash amount equal to the positive difference, if any, between:

               (i) the sum of the Lump-Sum Values of each Maximum Annuity that would be payable to Executive under any defined benefit Plan (whether or not qualified under Section 401(a) of the Code) if Executive had:

                    (1) become fully  vested in all such  benefits to the extent that such benefits are unvested as of the Termination Date,

                    (2) attained as of the Termination Date an age that is three years greater than Executive's actual age,

                    (3) accrued a number of years of service (for purposes of determining the amount of such benefits, entitlement to early retirement benefits, and all other purposes of such defined benefit plans) that is three years greater than the number of years of service actually accrued by Executive as of the Termination Date, and

                    (4) received the lump-sum  severance  benefits  specified in
               Section 4.1(a) (excluding all LTIP Bonuses and any severance multiples thereof, and all amounts in respect of Stock Options or Restricted Shares, if any) as covered compensation in equal monthly installments during the Severance Period, minus

               (ii) the sum of (x) the Lump-Sum Values of the Maximum Annuity benefits vested and payable (whether currently or at some future date) to Executive under each defined benefit Plan that is qualified under
          Section 401(a) of the Code and (y) the aggregate amounts simultaneously or previously paid (whether pursuant to Section 2.4 or otherwise) to Executive under the defined benefit Plans (whether or not qualified under Section 401(a) of the Code) described in clause
          (i) of this Section 4.1(b).

     Such lump-sum amount shall be paid no more than five business days after the Termination Date; provided, however, that such lump-sum amount shall be paid no more than 30 calendar days after a Termination Date that occurs during a Post-Merger of Equals Period.

          (c) (i) On the Termination Date, all of Executive's unvested Stock Options then outstanding (whether granted before or after the Agreement
     Date) shall immediately become fully vested and exercisable, and (ii) all of Executive's Restricted Shares then outstanding shall immediately become fully vested and nonforfeitable. This Section amends all award agreements dated as of any date before the Agreement Date.

          (d) All of Executive's then-outstanding Stock Options that were granted after the Agreement Date, whether vested on or before the Termination Date, shall thereafter remain exercisable until the last to occur of (x) the first anniversary of the Termination Date, (y) the expiration of any restrictions on Executive's right to sell the shares issuable upon the exercise of such Stock Options, which restrictions were imposed to permit a Reorganization Transaction to be accounted for on a pooling-of-interests basis, and (z) any period provided in the applicable stock option agreement or stock option plan as then in effect, but in no event shall such period of exercisability continue after the date on which such Stock Options would have expired if Executive had remained an employee of the Company.

          (e) Within five business days after Executive's Termination Date, the Company shall deliver to Executive certificates for all Restricted Shares theretofore held by or on behalf of the Company.

          (f) The Company shall pay on behalf of Executive all reasonable fees and costs charged by the outplacement firm selected by Executive to provide outplacement services to Executive or, at the election of Executive, shall pay to Executive within five business days of its receipt of notice of Executive's election an amount equal to the reasonable fees and expenses such outplacement firm would charge.

          (g) Until the third anniversary of the Termination Date or such later date as any Plan may specify (the "SEVERANCE PERIOD"), the Company shall continue to provide to

     Executive and  Executive's  family  welfare  benefits  (including  medical, prescription,  dental,  disability,  salary  continuance,  individual life, group life, accidental death and travel accident insurance plans and programs) that are at least as favorable as the most favorable Plans of the Company applicable to other peer executives and their families as of the Termination Date, but which are in no event less favorable than the most favorable Plans of the Company applicable to other peer executives and their families during the 90-day period immediately before the Effective Date. The cost of such welfare benefits to Executive shall not exceed the cost of such benefits to Executive immediately before the Termination Date or, if less, the Effective Date. Executive's rights under this Section shall be in addition to, and not in lieu of, any post-termination continuation coverage or conversion rights Executive may have pursuant to applicable law, including continuation coverage required by Section 4980 of the Code. Notwithstanding any of the above, such welfare benefits shall be secondary to any similar welfare benefits provided by Executive's subsequent employer.

     4.2 IF BY THE COMPANY FOR CAUSE. If the Company terminates Executive's employment for Cause during the Post-Change Period, the Company's sole obligation to Executive under Sections 2.1 and 2.2 and this Article shall be to pay Executive a lump-sum cash amount equal to all Accrued Obligations determined as of the Termination Date.

     4.3 IF BY EXECUTIVE OTHER THAN FOR GOOD REASON. If Executive terminates employment during the Post-Change Period other than for Good Reason, Disability or death, the Company's sole obligation to Executive under Sections 2.1 and 2.2 and this Article shall be to pay Executive a lump-sum cash amount equal to all Accrued Obligations determined as of the Termination Date.

     4.4 IF BY THE COMPANY FOR DISABILITY. If the Company terminates Executive's employment by reason of Executive's Disability during the Post-Change Period, the Company's sole obligation to Executive under Sections 2.1 and 2.2 and this Article shall be as follows:

          (a) to pay Executive a lump-sum cash amount equal to all Accrued Obligations determined as of the Termination Date, and

          (b) to provide Executive disability and other benefits after the Termination Date that are not less favorable to Executive than the most favorable of such benefits then available under Plans of the Company to disabled peer executives of the Company.

Such disability and other benefits shall also be not materially less favorable, in the aggregate, to Executive than the most favorable of the disability and other benefits available to Executive under such Plans in effect at any time during the 90-day period immediately preceding the Effective Date.

     4.5 IF UPON DEATH. If Executive's employment is terminated by reason of Executive's death during the Post-Change Period, the Company's sole obligations to Executive under Sections 2.1 and 2.2 and this Article shall be as follows:

          (a) to pay Executive's estate or Beneficiary a lump-sum cash amount equal to all Accrued Obligations; and

          (b) to provide Executive's estate or Beneficiary survivor and other benefits that are not less than the most favorable survivor and other benefits then available under Plans of the Company to the estates or the surviving families of peer executives of the Company.

Such survivor benefits shall also be no less favorable, in the aggregate, than the most favorable of the survivor benefits available to Executive under such Plans in effect at any time during the 90-day period immediately preceding the Effective Date.

     4.6 AMOUNT CONTESTED.

          (a) In the event of any dispute between the Company and Executive as to the nature or extent of the Company's obligation to make any payments or provide other benefits to Executive or Executive's family pursuant to Sections 4.1 or 2.4, Executive shall have the right, exercisable by written notice given to the Company at any time on or after an Effective Date, to obtain, within 30 days after the Company's receipt of Executive's demand therefor, a written certificate prepared by the Company and certified by Allstate's independent auditors (a "SECTION 4.6 CERTIFICATE"). The Section
     4.6 Certificate shall specify in detail either (i) the amount and nature of each payment or other benefit that the Company believes is then due and owing to Executive pursuant to Section 2.4 or 4.1, as applicable, or (ii) if the Company asserts that the conditions to Executive's entitlement to severance or other benefits pursuant to Section 4.1 or 2.4, as applicable, have for any reason not been satisfied, the amount and nature of each payment or other benefit that the Company believes would be due and owing to Executive pursuant to Section 4.1 or 2.4, as applicable, if all of such applicable conditions had been fully satisfied. Executive may not demand more than one Section 4.6 Certificate in respect of his rights under
     Section 4.1 or more than one Section 4.6 Certificate in respect of his rights under Section 2.4.

          (b) Each Section 4.6 Certificate shall include schedules that specify in detail how each amount or other benefit specified therein was computed, together with appropriate references to specific provisions of this Agreement or of any applicable Plans or Policies of the Company, copies of which Plans or Policies shall be attached to such schedules.

          (c) The Company shall be precluded from asserting that any portion of the payments or other benefits due to Executive pursuant to Section 4.1 or 2.4, as applicable, is less than the amount specified in the Section 4.6 Certificate. The Section 4.6 Certificate shall in no event be binding on Executive and Executive shall have the right to assert that any or all of the payments or other benefits to be provided pursuant to Section 4.1 or
     2.4 are greater than or different from those specified in the Section 4.6 Certificate.

          (d) If the Company shall for any reason fail to deliver to Executive a
     Section 4.6 Certificate in compliance with this Section within 30 days after the Company's receipt of Executive's written demand therefor, Executive's determination of the amount and nature of payments or other benefits due to Executive (i) pursuant to Section 4.1 and set forth in an Executive's Severance Determination (as defined below) or (ii) pursuant to
     Section 2.4 and set forth in an Executive's Deferred Compensation Determination (as defined below) shall be conclusive and binding for all purposes of this Agreement unless the Company shall establish, by clear and convincing evidence, that Executive's Severance Determination or
     Executive's Deferred Compensation Determination, as applicable, is incorrect and that a different amount (which may be zero or a positive amount) or nature of payments or other benefits is correct. "EXECUTIVE'S SEVERANCE DETERMINATION" means an opinion of nationally recognized executive compensation counsel to the effect that the amount and nature of severance and other benefits due to Executive pursuant to Section 4.1 is the amount and nature that a court of competent jurisdiction, based on a final judgment not subject to further appeal, is most likely to decide to have been calculated in accordance with this Agreement and applicable law. "EXECUTIVE'S DEFERRED COMPENSATION DETERMINATION" means an opinion of nationally recognized executive compensation counsel to the effect that the amount of payments due to Executive pursuant to Section 2.4 is the amount that a court of competent jurisdiction, based on a final judgment not subject to further appeal, is most likely to decide to have been calculated in accordance with this Agreement and applicable law.


                                   ARTICLE V.
                   CERTAIN ADDITIONAL PAYMENTS BY THE COMPANY

          5.1 GROSS-UP FOR CERTAIN TAXES.

               (a) If it is determined by Allstate's independent auditors that any monetary or other benefit received or deemed received by Executive from the Company or any Affiliate pursuant to this Agreement or otherwise, whether or not in connection with a Change of Control (such monetary or other benefits collectively, the "POTENTIAL PARACHUTE

          PAYMENTS"), is or will become subject to any excise tax under Section 4999 of the Code or any similar tax under any United States federal, state, local or other law (such excise tax and all such similar taxes collectively, "EXCISE TAXES"), then the Company shall, subject to Sections 5.6 and 5.7, within five business days after such determination, pay Executive an amount (the "GROSS-UP PAYMENT") equal to the product of:

                    (i) the amount of such Excise Taxes

          multiplied by

                    (ii) the Gross-Up Multiple (as defined in Section 5.4).

          The Gross-Up Payment is intended to compensate Executive for all Excise Taxes payable by Executive with respect to Potential Parachute Payments and all Taxes or Excise Taxes payable by Executive with respect to the Gross-Up Payment.

               (b) The determination of Allstate's independent auditors described in Section 5.1(a), including the detailed calculations of the amounts of the Potential Parachute Payments, Excise Taxes and Gross-Up Payment and the assumptions relating thereto, shall be set forth in a written certificate of such auditors (the "COMPANY CERTIFICATE") delivered to Executive. Executive or the Company may at any time request the preparation and delivery to Executive of a Company Certificate. The Company shall cause the Company Certificate to be delivered to Executive as soon as reasonably possible after such request.

     5.2 DETERMINATION BY EXECUTIVE.

               (a) If (i) the Company shall fail to deliver a Company Certificate to Executive within 30 days after its receipt of his written request therefor, or (ii) at any time after Executive's receipt of a Company Certificate, Executive disputes either (x) the amount of the Gross-Up Payment set forth therein or (y) the determination set forth therein to the effect that no Gross-Up Payment is due by reason of Section 5.7 or otherwise, then Executive may elect to require the Company to pay a Gross-Up Payment in the amount determined by Executive as set forth in an Executive Counsel Opinion (as defined in Section 5.5). Any such demand by Executive shall be made by delivery to the Company of a written notice that specifies the Gross-Up Payment determined by Executive (together with the detailed calculations of the amounts of Potential Parachute Payments, Excise Taxes and Gross-Up Payment and the assumptions relating thereto) and an Executive Counsel Opinion regarding such Gross-Up Payment (such written notice and opinion collectively, the "EXECUTIVE'S GROSS-UP DETERMINATION"). Within 30 days after delivery of an Executive's Gross-Up Determination to the Company, the Company shall either (i) pay Executive the Gross-Up Payment set forth in the Executive's Gross-Up Determination (less the portion thereof, if any, previously paid to

          Executive by the Company) or (ii) deliver to Executive a Company Certificate and a Company Counsel Opinion (as defined in Section 5.5), and pay Executive the Gross-Up Payment specified in such Company Certificate. If for any reason the Company fails to comply with the preceding sentence, the Gross-Up Payment specified in the Executive's Gross-Up Determination shall be controlling for all purposes.

               (b) If Executive does not request a Company Certificate, and the Company does not deliver a Company Certificate to Executive, then (i) the Company shall, for purposes of Section 5.7, be deemed to have determined that no Gross-Up Payment is due and (ii) Executive shall not pay any Excise Taxes in respect of Potential Parachute Payments except in accordance with Sections 5.6(a) or (d).

     5.3 ADDITIONAL GROSS-UP AMOUNTS. If for any reason (whether pursuant to subsequently enacted provisions of the Code, final regulations or published rulings of the IRS, a final judgment of a court of competent jurisdiction, a determination of the Company's independent auditors set forth in a Company Certificate or, subject to the last two sentences of Section 5.2(a), an Executive's Gross-Up Determination) it is later determined that the amount of Excise Taxes payable by Executive is greater than the amount determined by the Company or Executive pursuant to Section 5.1 or 5.2, as applicable, then the Company shall, subject to Sections 5.6 and 5.7, pay Executive an amount (which shall also be deemed a Gross-Up Payment) equal to the product of:

          (a) the sum of (i) such additional Excise Taxes and (ii) any interest, penalties, expenses or other costs incurred by Executive as a result of having taken a position in accordance with a determination made pursuant to
     Section 5.1 or 5.2, as applicable,

multiplied by

          (b) the Gross-Up Multiple.

     5.4 GROSS-UP MULTIPLE. The "GROSS-UP MULTIPLE" shall equal a fraction, the numerator of which is one (1.0), and the denominator of which is one (1.0) minus the lesser of (i) the sum, expressed as a decimal fraction, of the effective after-tax marginal rates of all Taxes and any Excise Taxes applicable to the Gross-Up Payment or (ii) 0.80, it being intended that the Gross-Up Multiple shall in no event exceed five (5.0). (If different rates of tax are applicable to various portions of a Gross-Up Payment, the weighted average of such rates shall be used.) For purposes of this Section, Executive shall be deemed to be subject to the highest effective after-tax marginal rate of Taxes.

     5.5 OPINION OF COUNSEL. "EXECUTIVE COUNSEL OPINION" means an opinion of nationally recognized executive compensation counsel to the effect (i) that the amount of the Gross-Up Payment determined by Executive pursuant to Section 5.2 is the amount that a court of competent jurisdiction, based on a final judgment not subject to further appeal, is most likely to decide to have been calculated in accordance with this Article and applicable law and (ii) if the Company has previously delivered a Company Certificate to Executive, that there is no reasonable basis or no substantial authority for the calculation of the Gross-Up Payment set forth in the Company Certificate. "COMPANY COUNSEL OPINION" means an opinion of nationally recognized executive compensation counsel to the effect that (i) the amount of the Gross-Up Payment set forth in the Company Certificate is the amount that a court of competent jurisdiction, based on a final judgment not subject to further appeal, is most likely to decide to have been calculated in accordance with this Article and applicable law and (ii) for purposes of Section 6662 of the Code, Executive has substantial authority to report on his federal income tax return the amount of Excise Taxes set forth in the Company Certificate.

     5.6 AMOUNT INCREASED OR CONTESTED.

          (a) Executive shall notify the Company in writing (an "EXECUTIVE'S NOTICE") of any claim by the IRS or other taxing authority (an "IRS CLAIM") that, if successful, would require the payment by Executive of Excise Taxes in respect of Potential Parachute Payments in an amount in excess of the amount of such Excise Taxes determined in accordance with Section 5.1 or 5.2, as applicable. Executive's Notice shall include the nature and amount of such IRS Claim, the date on which such IRS Claim is due to be paid (the "IRS CLAIM DEADLINE), and a copy of all notices and other documents or correspondence received by Executive in respect of such IRS Claim. Executive shall give the Executive's Notice as soon as practicable, but no later than the earlier of (i) 10 business days after Executive first obtains actual knowledge of such IRS Claim or (ii) five business days before the IRS Claim Deadline; provided, however, that any failure to give such Executive's Notice shall affect the Company's obligations under this Article only to the extent that the Company is actually prejudiced by such failure. If at least one business day before the IRS Claim Deadline the Company shall:

               (i) deliver to Executive a Company Certificate to the effect that the IRS Claim has been reviewed by the Company's independent auditors and, notwithstanding the IRS Claim, the amount of Excise Taxes, interest or penalties payable by Executive is less than the amount specified in the IRS Claim,

               (ii) pay to Executive an amount (which shall also be deemed a Gross-Up Payment) equal to the positive difference between the product of (x) the amount of Excise Taxes, interest and penalties specified in the Company Certificate, if any, multiplied by (y) the Gross-Up Multiple, less the portion of such product, if any, previously paid to Executive by the Company, and

               (iii) direct Executive pursuant to Section 5.6(d) to contest the balance of the IRS Claim,

     then Executive shall pay only the amount, if any, of Excise Taxes, interest and penalties specified in the Company Certificate. In no event shall Executive pay an IRS Claim earlier than 30 days after having given an Executive's Notice to the Company (or, if sooner, the IRS Claim Deadline).

          (b) At any time after the payment by Executive of any amount of Excise Taxes or related interest or penalties in respect of Potential Parachute Payments (whether or not such amount was based on a Company Certificate, an Executive's Gross-Up Determination or an IRS Claim), the Company may in its discretion require Executive to pursue a claim for a refund (a "REFUND CLAIM") of all or any portion of such Excise Taxes, interest or penalties as the Company may specify by written notice to Executive.

          (c) If the Company notifies Executive in writing that the Company desires Executive to contest an IRS Claim or to pursue a Refund Claim, Executive shall:

               (i) give the Company all information that it reasonably requests in writing from time to time relating to such IRS Claim or Refund Claim, as applicable,

               (ii) take such action in connection with such IRS Claim or Refund Claim (as applicable) as the Company reasonably requests in writing from time to time, including accepting legal representation with respect thereto by an attorney selected by the Company, subject to the approval of Executive (which approval shall not be unreasonably withheld or delayed),

               (iii) cooperate with the Company in good faith to contest such IRS Claim or pursue such Refund Claim, as applicable,

               (iv) permit the Company to participate in any proceedings relating to such IRS Claim or Refund Claim, as applicable, and

               (v) contest such IRS Claim or prosecute Refund Claim (as applicable) to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company may from time to time determine in its discretion.

     The Company shall control all proceedings in connection with such IRS Claim or Refund Claim (as applicable) and in its discretion may cause Executive to pursue or forego any and all administrative appeals, proceedings, hearings and conferences with the IRS or other taxing authority in respect of such IRS Claim or Refund Claim (as applicable); provided that (i) any extension of the statute of limitations relating to payment of taxes for the taxable year of Executive relating to the IRS Claim is limited solely to such IRS Claim, (ii) the Company's control of the IRS Claim or Refund Claim (as applicable) shall be limited to issues with respect to which a Gross-Up Payment would be payable, and (iii) Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the IRS or other taxing authority.

          (d) The Company may at any time in its discretion  direct Executive to
     (i) contest the IRS Claim in any lawful manner or (ii) pay the amount specified in an IRS Claim and pursue a Refund Claim; provided, however, that if the Company directs Executive to pay an IRS Claim and pursue a Refund Claim, the Company shall advance the amount of such payment to Executive on an interest-free basis and shall indemnify

     Executive, on an after-tax basis, for any Taxes, Excise Taxes and related interest or penalties imposed with respect to such advance.

          (e) The Company shall pay directly all legal, accounting and other costs and expenses (including additional interest and penalties) incurred by the Company or Executive in connection with any IRS Claim or Refund Claim, as applicable, and shall indemnify Executive, on an after-tax basis, for any Taxes, Excise Taxes and related interest and penalties imposed as a result of such payment of costs and expenses.

     5.7 LIMITATIONS ON GROSS-UP PAYMENTS.

          (a) Notwithstanding any other provision of this Article V, if the aggregate After-Tax Amount (as defined below) of the Potential Parachute Payments and Gross-Up Payment that, but for this Section 5.7, would be payable to Executive, does not exceed 110% of the After-Tax Floor Amount (as defined below), then no Gross-Up Payment shall be made to Executive and the aggregate amount of Potential Parachute Payments payable to Executive shall be reduced (but not below the Floor Amount) to the largest amount that would both (i) not cause any Excise Taxes to be payable by Executive and (ii) not cause any Potential Parachute Payments to become nondeductible by the Company by reason of Section 280G of the Code (or any successor provision). For purposes of the preceding sentence, Executive shall be deemed to be subject to the highest effective after-tax marginal rate of Taxes.

          (b) For purposes of this Agreement:

               (i) "AFTER-TAX AMOUNT" means the portion of a specified amount that would remain after payment of all Taxes and Excise Taxes paid or payable by Executive in respect of such specified amount; and

               (ii) "FLOOR AMOUNT" means the greatest pre-tax amount of Potential Parachute Payments that could be paid to Executive without causing Executive to become liable for any Excise Taxes in connection therewith; and

               (iii) "AFTER-TAX FLOOR AMOUNT" means the After-Tax Amount of the Floor Amount.

     5.8 REFUNDS. If, after the receipt by Executive of any payment or advance of Excise Taxes by the Company pursuant to this Article, Executive receives any refund with respect to such Excise Taxes, Executive shall (subject to the Company's complying with any applicable requirements of Section 5.6) promptly pay the Company the amount of such refund (together with any interest paid or credited thereon after Taxes applicable thereto). If, after the receipt by Executive of an amount advanced by the Company pursuant to Section 5.6, a determination is made that Executive shall not be entitled to any refund with respect to such claim and the Company does not notify Executive in writing of its intent to contest such determination within 30 days after the Company receives written notice of such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid. Any contest of a denial of refund shall be controlled by Section 5.6.


                                   ARTICLE VI.
                              EXPENSES AND INTEREST

     6.1 LEGAL AND OTHER EXPENSES.

          (a) If Executive incurs legal fees (including fees in connection with the delivery of an Executive Counsel Opinion) or other expenses (including expert witness and accounting fees) in an effort to determine, secure, preserve, establish entitlement to, or obtain benefits under this Agreement (collectively, "LEGAL AND OTHER EXPENSES"), the Company shall, regardless of the outcome of such effort, pay or reimburse Executive for such Legal and Other Expenses in accordance with Section 6.1(b), and shall also pay Executive an additional payment (an "EXPENSE GROSS-UP") such that, after payment of all Taxes and Excise Taxes on such amount and such additional payment, there remains a balance sufficient to pay all such Legal and Other Expenses.

          (b) All Legal and Other Expenses and the Expense Gross-Ups shall be paid or reimbursed on a monthly basis within 10 days after Allstate's receipt of Executive's written request accompanied by evidence that such Legal and Other Expenses were incurred.

          (c) If Executive does not prevail (after exhaustion of all available judicial remedies) in respect of a claim by Executive or by the Company hereunder, and the Company establishes before a court of competent jurisdiction, by clear and convincing evidence, that Executive had no reasonable basis for his claim hereunder, or for his response to the Company's claim hereunder, or acted in bad faith, no further payment of or reimbursement for Legal and Other Expenses shall be due to Executive in respect of such claim and Executive shall refund any amounts previously paid or reimbursed hereunder with respect to such claim.

          (d) All accrued but unpaid obligations of the Company to pay or reimburse Executive for Legal and Other Expenses pursuant to this Section (other than any portion of such Expenses that are accrued prior to an Effective Date) shall be secured by an irrevocable $5.0 million letter of credit in the form attached as Exhibit 1 to this Agreement (the "LETTER OF CREDIT"). Allstate shall cause Executive to be listed as an "Executive" in the applicable annex to the Letter of Credit as soon as reasonably practicable after the Agreement Date. In addition, Executive shall be an intended third-party beneficiary of the Escrow Agreement referenced in the Letter of Credit and attached hereto as Exhibit 2.

     6.2 INTEREST. If the Company does not pay an amount due to Executive under this Agreement within five business days after such amount first became due and owing, interest shall accrue on such amount from the date it became due and owing until the date of payment at an annual rate equal to 200 basis points above the base commercial lending rate published in The Wall Street Journal in effect from time to time during the period of such nonpayment.


                                  ARTICLE VII.
                            NO SET-OFF OR MITIGATION

     7.1 NO SET-OFF BY COMPANY. Executive's right to receive when due the payments and other benefits provided for under this Agreement is absolute, unconditional and subject to no set-off, counterclaim or legal or equitable defense. Time is of the essence in the performance by the Company of its obligations under this Agreement. Any claim that the Company may have against Executive, whether for a breach of this Agreement or otherwise, shall be brought in a separate action or proceeding and not as part of any action or proceeding brought by Executive to enforce any rights against the Company under this Agreement, except if (i) the Company's claim is determined by a court to be a compulsory counterclaim under applicable law or (ii) if a court determines that the Company would otherwise be materially prejudiced if its claim were to be brought in a separate action.

     7.2 NO MITIGATION. Executive shall not have any duty to mitigate the amounts payable by the Company under this Agreement by seeking new employment or self-employment following termination. Except as specifically otherwise provided in this Agreement, all amounts payable pursuant to this Agreement shall be paid without reduction regardless of any amounts of salary, compensation or other amounts that may be paid or payable to Executive as the result of Executive's employment by another employer or self-employment.

                                  ARTICLE VIII.
                              RESTRICTIVE COVENANTS

     8.1 NON-COMPETITION. If Executive remains employed by the Company on the Effective Date, Executive shall not at any time during the period beginning on the Effective Date and ending on the first anniversary of the Termination Date, directly or indirectly, in any capacity:

          (a) engage or participate in, become employed by, serve as a director of, or render advisory or consulting or other services in connection with, any Competitive Business; provided, however, that this Section 8.1(a) shall not preclude Executive from being an employee of, or consultant to, any business unit of a Competitive Business if (i) such business unit does not qualify as a Competitive Business in its own right and (ii) Executive does not have any direct or indirect involvement in, or responsibility for, any operations of such Competitive Business that cause it to qualify as a Competitive Business; or

          (b) make or retain any financial investment, whether in the form of equity or debt, or own any interest, in any Competitive Business; provided, however, that nothing in this subsection shall restrict Executive from making an investment in any Competitive Business if such investment (i) represents no more than 1% of the aggregate market value of the outstanding capital stock or debt (as applicable) of such Competitive Business, (ii) does not give Executive any right or ability, directly or indirectly, to control or influence the policy decisions or management of such Competitive Business, and (iii) does not create a conflict of interest between Executive's duties under this Agreement and his interest in such investment.

     8.2 NON-SOLICITATION. If Executive remains employed by the Company on the Effective Date, Executive shall not at any time during the period beginning on the Effective Date and ending on the first anniversary of the Termination Date, directly or indirectly:

          (a) other than in connection with the good-faith performance of his duties as an officer of the Company, encourage any employee or agent of the Company to terminate his relationship with the Company;

          (b) employ, engage as a consultant or adviser, or solicit the employment or engagement as a consultant or adviser, of any employee or agent of the Company (other than by the Company or its Affiliates), or cause or encourage any Person to do any of the foregoing;

          (c) establish (or take preliminary steps to establish) a business with, or encourage others to establish (or take preliminary steps to establish) a business with, any employee or agent of the Company; or

          (d) interfere with the relationship of the Company with, or endeavor to entice away from the Company, any Person who or which at any time during the period commencing one year prior to the Agreement Date was or is a material customer or material supplier of, or maintained a material business relationship with, the Company.

     8.3 REASONABLENESS OF RESTRICTIVE COVENANTS.

          (a) Executive  acknowledges  that the covenants  contained in Sections
     8.1 and 8.2 are reasonable in the scope of the activities restricted, the geographic area covered by the restrictions, and the duration of the restrictions, and that such covenants are reasonably necessary to protect the Company's relationships with its employees, customers and suppliers. Executive further acknowledges such covenants are essential elements of this Agreement and that, but for such covenants, the Company would not have entered into this Agreement.

          (b) The Company and Executive have each consulted with their respective legal counsel and have been advised concerning the reasonableness and propriety of such covenants. Executive acknowledges that his observance of the covenants contained in Sections 8.1 and 8.2 will not deprive him of the ability to earn a livelihood or to support his dependents.

     8.4 RIGHT TO INJUNCTION; SURVIVAL OF UNDERTAKINGS.

          (a) In recognition of the necessity of the limited restrictions imposed by Sections 8.1 and 8.2, the parties agree that it would be impossible to measure solely in money the damages that the Company would suffer if Executive were to breach any of his obligations under such Sections. Executive acknowledges that any breach of any provision of such Sections would irreparably injure the Company. Accordingly, Executive agrees that the Company shall be entitled, in addition to any other remedies to which the Company may be entitled under this Agreement or otherwise, to an injunction to be issued by a court of competent jurisdiction, to restrain any actual breach, or threatened breach, of such provisions, and Executive hereby waives any right to assert any defense that the Company has an adequate remedy at law for any such breach.

          (b) If a court  determines that any of the covenants  included in this
     Article VIII is unenforceable in whole or in part because of such covenant's duration or geographical or other scope, such court may modify the duration or scope of such provision, as the case may be, so as to cause such covenant as so modified to be enforceable.

          (c) All of the provisions of this Article VIII shall survive any Termination of Employment without regard to (i) the reasons for such termination or (ii) the expiration of the Agreement Term.

     8.5 NON-DISPARAGEMENT. If Executive remains employed by the Company on the Effective Date, Executive shall not at any time during the two-year period commencing on the Termination Date (a) make any written or oral statement that brings the Company or any of its then-current or former employees, officers or agents into disrepute, or tarnishes any of their images or reputations or (b) publish, comment on or disseminate any statements suggesting or accusing the Company or any of its then-current or former agents, employees or officers of any misconduct or unlawful behavior. This Section shall not be deemed to be breached by testimony of Executive given in any judicial or governmental proceeding that Executive reasonably believes to be truthful at the time given or by any other action of Executive that he reasonably believes is taken in accordance with the requirements of applicable law or administrative regulation.


                                   ARTICLE IX.
                            NON-EXCLUSIVITY OF RIGHTS

     9.1 WAIVER OF CERTAIN OTHER RIGHTS. To the extent that Executive shall have received severance payments or other severance benefits under any other Plan or agreement of the Company prior to receiving severance payments or other severance benefits pursuant to Article IV, the severance payments and other severance benefits under such other Plan or agreement shall reduce (but not below zero) the corresponding severance payments or other severance benefits to which Executive shall be entitled under Article IV. To the extent that Executive receives payments or other benefits pursuant to Article IV, Executive hereby waives the right to receive a corresponding amount of future severance payments or other severance benefits under any other Plan or agreement of the Company. To the extent that Executive receives payments pursuant to Section 4.1(b), Executive hereby waives the right to receive payments or other benefits under any Non-Qualified Plan that have accrued as of the Termination Date.

     9.2 OTHER  RIGHTS.  Except as  expressly  provided  in  Section  9.1,  this
Agreement shall not prevent or limit Executive's continuing or future participation in any benefit, bonus, incentive or other Plans provided by the Company and for which Executive may qualify, nor shall this Agreement limit or otherwise affect such rights as Executive may have under any other agreements with the Company. Amounts that are vested benefits or which Executive is otherwise entitled to receive under any Plan and any other payment or benefit required by law at or after the Termination Date shall be payable in accordance with such Plan or applicable law except as expressly modified by this Agreement.

                                   ARTICLE X.
                                  MISCELLANEOUS

     10.1 NO ASSIGNABILITY. This Agreement is personal to Executive and without the prior written consent of the Company shall not be assignable by Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by Executive's legal representatives.

     10.2 SUCCESSORS. This Agreement shall inure to the benefit of and be binding on the Company and its successors and assigns. The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Any successor to the business or assets of the Company that assumes or agrees to perform this Agreement by operation of law, contract, or otherwise shall be jointly and severally liable with the Company under this Agreement as if such successor were the Company.

     10.3 PAYMENTS TO BENEFICIARY. If Executive dies before receiving amounts to which Executive is entitled under this Agreement, such amounts shall be paid in a lump sum to one or more beneficiaries designated in writing by Executive (each, a "Beneficiary"), or if none is so designated, to Executive's estate.

     10.4 NON-ALIENATION OF BENEFITS. Benefits payable under this Agreement shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, garnishment, execution or levy of any kind, either voluntary or involuntary, before actually being received by Executive, and any such attempt to dispose of any right to benefits payable under this Agreement shall be void.

     10.5 NO DEFERENCE. Unless otherwise expressly provided in this Agreement, no determination pursuant to, or interpretation of, this Agreement made by the board of directors (or any committee thereof) of Allstate or any Successor Corporation shall be entitled to any presumptive validity or other deference in connection with any judicial or administrative proceeding relating to or arising under this Agreement.

     10.6 SEVERABILITY. If any one or more Articles, Sections or other portions of this Agreement are declared by any court or governmental authority to be unlawful or invalid, such unlawfulness or invalidity shall not serve to invalidate any Article, Section or other portion not so declared to be unlawful or invalid. Any Article, Section or other portion so declared to be unlawful or invalid shall be construed so as to effectuate the terms of such Article, Section or other portion to the fullest extent possible while remaining lawful and valid. 10.7 Amendments. This Agreement shall not be amended or modified except by written instrument executed by Executive, Allstate and AIC.

     10.8 NOTICES. All notices and other communications under this Agreement shall be in writing and delivered by hand, by nationally recognized delivery service that promises overnight delivery, or by first-class registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

                    If to Executive, to Executive at his most recent home address on file with the Company.

                    If to Allstate or AIC:

                    The  Allstate  Corporation
                    2775  Sanders  Road
                    Northbrook, Illinois 60062
                    Attention: General Counsel

or to such other address as either party shall have furnished to the other in writing. Notice and communications shall be effective when actually received by the addressee.

     10.9  COUNTERPARTS.   This  Agreement  may  be  executed  in  two  or  more
counterparts, each of which shall be deemed an original, but all of which together constitute one and the same instrument.

     10.10 GOVERNING LAW. This Agreement shall be interpreted and construed in accordance with the laws of the State of Illinois, without regard to its choice of law principles.

     10.11 CAPTIONS. The captions of this Agreement are not a part of the provisions hereof and shall have no force or effect.

     10.12 NUMBER AND GENDER. Wherever appropriate, the singular shall include the plural, the plural shall include the singular, and the masculine shall include the feminine.

     10.13 TAX WITHHOLDING. The Company may withhold from any amounts payable under this Agreement any Taxes that are required to be withheld by any applicable law or regulation.

     10.14 NO WAIVER. Executive's failure to insist upon strict compliance with any provision of this Agreement shall not be deemed a waiver of such provision or any other provision of this Agreement. A waiver of any provision of this Agreement shall not be deemed a waiver of any other provision, and any waiver of any default in any such provision shall not be deemed a waiver of any later default thereof or of any other provision.

     10.15 JOINT AND SEVERAL LIABILITY. The obligations of Allstate and AIC to Executive under this Agreement shall be joint and several.

     10.16 NO RIGHTS PRIOR TO EFFECTIVE DATE. Notwithstanding any provision of this Agreement to the contrary, this Agreement shall not entitle Executive to any compensation, severance or other benefits of any kind prior to an Effective Date.

     10.17 ENTIRE AGREEMENT. This Agreement contains the entire understanding of Allstate, AIC and Executive with respect to its subject matter.

     IN WITNESS WHEREOF, Executive, Allstate and AIC have executed this Change of Control Employment Agreement as of the date first above written.


                                    EXECUTIVE


                                    Edward M. Liddy


                                    THE ALLSTATE CORPORATION

                                    By:

                                    Title:

                                   ALLSTATE INSURANCE COMPANY

                                    By:

                                    Title:

                                                        EXHIBIT 10.4
















                     CHANGE OF CONTROL EMPLOYMENT AGREEMENT

                                      AMONG

                            THE ALLSTATE CORPORATION,

                           ALLSTATE INSURANCE COMPANY

                                       AND

                                   Insert Name
                                   (Tier One)

                            THE ALLSTATE CORPORATION
                     CHANGE OF CONTROL EMPLOYMENT AGREEMENT

     THIS AGREEMENT dated as of March , 1999 (the "AGREEMENT DATE") is made by and among The Allstate Corporation, a Delaware corporation ("ALLSTATE"), the Allstate Insurance Company, an Illinois insurance corporation ("AIC"), and ("EXECUTIVE").

                                    PURPOSES

     Allstate has determined that it is in the best interests of Allstate and its stockholders to assure that the Company will have the continued service of Executive. Allstate also believes it is imperative to reduce the distraction of Executive that would result from the personal uncertainties caused by a pending or threatened change of control of Allstate, to encourage Executive's full attention and dedication to the Company, and to provide Executive with compensation and benefits arrangements upon a change of control that will satisfy the expectations of Executive and be competitive with those of similarly situated corporations. This Agreement is intended to accomplish these objectives.


                                   ARTICLE I.
                               CERTAIN DEFINITIONS

         As used in this Agreement, the terms specified below shall have the following meanings:

         1.1 "ACCRUED ANNUAL BONUS" means the amount of any Annual Bonus earned but not yet paid to Executive as of the Executive's Termination Date, other than amounts that Executive has elected to defer.

         1.2 "ACCRUED BASE SALARY" means the amount of Executive's Base Salary that is accrued but unpaid as of the Executive's Termination Date, other than amounts that Executive has elected to defer.

         1.3 "ACCRUED LTIP BONUS" means the amount of any LTIP Bonus earned but not yet paid to Executive as of the Executive's Termination Date, other than amounts that Executive has elected to defer.

         1.4 "ACCRUED OBLIGATIONS" means, as of any date, the sum of Executive's Accrued Base Salary, Accrued Annual Bonus, Accrued LTIP Bonus, any accrued but unpaid vacation pay, and any other amounts and benefits that are then due to be paid or provided to Executive by the Company (other than pursuant to Sections
2.4 or 4.1(b) or any defined benefit or defined contribution plan of the Company, whether or not qualified under Section 401(a) of the Code), but have not yet been paid or provided (as applicable).

     1.5 "AGREEMENT DATE" -- see the  introductory  paragraph of this Agreement.

     1.6 "AGREEMENT TERM" means the period commencing on the Agreement Date and ending on the third anniversary of the Agreement Date or, if later, such later date to which the Agreement Term is extended pursuant to the following sentence. Commencing on the second anniversary of the Agreement Date, the Agreement Term shall automatically be extended each day by one day to create a new one-year term until, at any time after the second anniversary of the Agreement Date, the Company delivers written notice (an "EXPIRATION NOTICE") to Executive that the Agreement shall expire on a date specified in the Expiration Notice (the "EXPIRATION DATE") that is not less than 12 months after the date the Expiration Notice is delivered to Executive; provided, however, that if an Effective Date or an Imminent Control Change Date occurs before the Expiration Date specified in the Expiration Notice, then such Expiration Notice shall be void and of no further effect. "IMMINENT CONTROL CHANGE DATE" means (i) any date on which a proposal or offer for a Change of Control is presented to Allstate's stockholders generally or to any of Allstate's directors or executive officers or is publicly announced (whether by advertisement, press release, press interview, public statement, SEC filing or otherwise) or (ii) any subsequent date as of which such proposal or offer for a Change of Control remains effective and has not expired or been revoked.

     1.7 "AIC" -- see the introductory paragraph of this Agreement.

     1.8 "ALIC" means the Allstate Life Insurance Company.

     1.9 "ALLSTATE" -- see the introductory paragraph of this Agreement.

     1.10 "ALLSTATE INCUMBENT DIRECTORS" means, determined as of any date by reference to any baseline date:

          (a) the members of the Board on the date of such determination who have been members of the Board since such baseline date, and

          (b) the members of the Board on the date of such determination who were appointed or elected after such baseline date and whose election, or nomination for election by stockholders of Allstate or the Surviving Corporation, as applicable, was approved by a vote or written consent of two-thirds (100% for purposes of paragraph (a) of the definition of "Merger of Equals") of the directors comprising the Allstate Incumbent Directors on the date of such vote or written consent, but excluding any such member whose initial assumption of office was in connection with (i) an actual or threatened election contest, including a consent solicitation, relating to the election or removal of one or more members of the Board, (ii) a "tender offer" (as such term is used in Section 14(d) of the Exchange Act), (iii) a proposed Reorganization Transaction, or (iv) a request, nomination or suggestion of any Beneficial Owner of Voting Securities representing 15% or more of the aggregate voting power of the Voting Securities of Allstate or the Surviving Corporation, as applicable.

     1.11 "ANNUAL BONUS" -- see Section 2.2(b).

     1.12 "ANNUAL PERFORMANCE PERIOD" -- see Section 2.2(b).

     1.13 "ANNUALIZED LTIP BONUS" means, in respect of any Termination Date, an amount equal to the quotient of the following:

          (a)  the  sum  of  the  amounts   potentially  payable  under  all  of
     Executive's LTIP Target Awards outstanding as of such Termination Date,

divided by:

          (b) the number of whole and fractional years during the period beginning on the earliest commencement date of the LTIP Performance Periods then in effect and ending on the latest termination date of the LTIP Performance Periods then in effect.

     1.14 "APPROVED PASSIVE HOLDER" means, as of any date, any Person that satisfies all of the following conditions:

          (a) as of such date, such Person is a 20% Owner, but is the Beneficial Owner of less than 30% of the then-outstanding Common Stock and of Voting Securities representing less than 30% of the combined voting power of all then-outstanding Voting Securities of Allstate;

          (b) prior to becoming a 20% Owner, such Person has filed, and as of such date has not withdrawn, or made any subsequent regulatory or judicial filing or public statement or announcement that is inconsistent with, a statement with the SEC pursuant to Section 13(g) of the Exchange Act that includes a certification by such Person to the effect that such beneficial ownership does not have the purpose or effect of changing or influencing the control of Allstate;

          (c) prior to such Person's becoming a 20% Owner, at least two-thirds of the Allstate Incumbent Directors (such Allstate Incumbent Directors to be determined as of such date using the Agreement Date as the baseline date) shall have voted in favor of a resolution adopted by the Board to the effect that:

               (i) the terms and conditions of such Person's investment in the Company will not have the effect of changing or influencing the control of Allstate, and

               (ii) notwithstanding clause (a) of the definition of "Change of Control," such Person's becoming a 20% Owner shall be treated as though it were a Merger of Equals for purposes of this Agreement and all other similar agreements between the Company and its executives.

     1.15 "ARTICLE" means an article of this Agreement.

     1.16 "BASE SALARY" -- see Section 2.2(a).

     1.17 "BENEFICIAL OWNER" means such term as defined in Rule 13d-3 of the SEC under the Exchange Act.

     1.18 "BENEFICIARY" -- see Section 10.3.

     1.19 "BOARD" means the Board of Directors of Allstate or, from and after the Effective Date of a Change of Control that gives rise to a Surviving Corporation, the Board of Directors of such Surviving Corporation.

     1.20 "BONUS PLAN" -- see Section 2.2(b).

     1.21 "CAUSE" -- see Section 3.3(b).

     1.22 "CEO" means Chief Executive Officer.

     1.23 "CHANGE OF CONTROL" means, except as otherwise provided at the end of this Section, the occurrence of any one or more of the following:

          (a) any person (as such term is used in Rule 13d-5 of the SEC under the Exchange Act) or group (as such term is defined in Sections 3(a)(9) and 13(d)(3) of the Exchange Act), other than a Subsidiary or any employee benefit plan (or any related trust) of Allstate or any of its Subsidiaries, becomes the Beneficial Owner of 20% or more of the common stock of Allstate or of Voting Securities representing 20% or more of the combined voting power of all Voting Securities of Allstate (such a person or group that is not a Similarly Owned Company (as defined below), a "20% Owner"), except that no Change of Control shall be deemed to have occurred solely by reason of such beneficial ownership by a corporation (a "SIMILARLY OWNED COMPANY") with respect to which both more than 70% of the common stock of such corporation and Voting Securities representing more than 70% of the combined voting power of the Voting Securities of such corporation are then owned, directly or indirectly, by the persons who were the direct or indirect owners of the common stock and Voting Securities of Allstate immediately before such acquisition in substantially the same proportions as their ownership, immediately before such acquisition, of the common stock and Voting Securities of Allstate, as the case may be; or

          (b) the Allstate Incumbent Directors (determined using the Agreement Date as the baseline date) cease for any reason to constitute at least two-thirds of the directors of Allstate then serving (provided that this clause (b) shall be inapplicable during a Post-Merger of Equals Period); or

          (c) approval by the stockholders of Allstate of a merger, reorganization, consolidation, or similar transaction, or a plan or agreement for the sale or other disposition of all or substantially all of the consolidated assets of Allstate or a plan of liquidation of Allstate (any of the foregoing, a "REORGANIZATION TRANSACTION") that, based on information included in the proxy and other written materials distributed to Allstate's stockholders in connection with the solicitation by Allstate of such stockholder approval, is not expected to qualify as an Exempt Reorganization Transaction; provided, however, that if (i) the merger or other agreement between the parties to a Reorganization Transaction expires or is terminated after the date of such stockholder approval but prior to the consummation of such Reorganization Transaction (a "REORGANIZATION TRANSACTION TERMINATION") or (ii) immediately after the consummation of the Reorganization Transaction, such Reorganization Transaction does qualify as an Exempt Reorganization Transaction notwithstanding the fact that it was not expected to so qualify as of the date of such stockholder approval, then such stockholder approval shall not be deemed a Change of Control for purposes of any Termination of Employment as to which the Termination Date occurs on or after the date of the Reorganization Transaction Termination or the date of the consummation of the Exempt Reorganization Transaction, as applicable; or

          (d) the consummation by Allstate of a Reorganization Transaction that for any reason fails to qualify as an Exempt Reorganization Transaction as of the date of such consummation, notwithstanding the fact that such Reorganization Transaction was expected to so qualify as of the date of such stockholder approval; or

          (e) a 20% Owner who had qualified as an Approved Passive Holder ceases to qualify as such for any reason other than ceasing to be a 20% Owner (such cessation of Approved Passive Holder status to be considered for all purposes of this Agreement (including the definition of "Effective Date") a Change of Control distinct from and in addition to the Change of Control specified in clause (a) above).

Notwithstanding the occurrence of any of the foregoing events, a Change of Control shall not occur with respect to Executive if, in advance of such event, Executive agrees in writing that such event shall not constitute a Change of Control.

     1.24 "CODE" means the Internal Revenue Code of 1986, as amended. Any reference to any section of the Code shall also refer to any successor provision.

     1.25  "COMPANY"   means  Allstate,   AIC  and  each  of  Allstate's   other
Subsidiaries.

     1.26 "COMPANY CERTIFICATE" -- see Section 5.1(b).

     1.27 "COMPANY COUNSEL OPINION" -- see Section 5.5.

     1.28 "COMPETITIVE BUSINESS" means as of any date (including during the one-year period commencing on the Termination Date) any corporation or other Person (and any branch, office or operation thereof) that engages in, or proposes to engage in:

          (a) the underwriting, reinsurance, marketing or sale of (i) any form of insurance of any kind that the Company as of such date does, or proposes to, underwrite, reinsure, market or sell (any such form of insurance, an "ALLSTATE INSURANCE PRODUCT") or (ii) any other form of insurance that is marketed or sold in competition with any Allstate Insurance Product, or

          (b) any other business that as of such date is a direct and material competitor of the Company;

and that is located (i) anywhere in the United States, or (ii) anywhere outside of the United States where the Company is then engaged in, or proposes to engage in, any of such activities.

     1.29  "CONSUMMATION   DATE"  means  the  date  on  which  a  Reorganization
Transaction is consummated.

     1.30 "DISABILITY" -- see Section 3.1(b).

     1.31 "DISABILITY EFFECTIVE DATE" -- see Section 3.1.

     1.32 "EFFECTIVE DATE" means the date on which a Change of Control first occurs during the Agreement Term.

     1.33 "EXCHANGE ACT" means the Securities Exchange Act of 1934.

     1.34 "EXCISE TAXES" -- see Section 5.1.

     1.35 "EXECUTIVE COUNSEL OPINION" -- see Section 5.5.

     1.36 "EXECUTIVE'S GROSS-UP DETERMINATION" -- see Section 5.2(a).

     1.37 "EXEMPT REORGANIZATION TRANSACTION" means a Reorganization Transaction that results in the Persons who were the direct or indirect owners of the outstanding common stock and Voting Securities of Allstate immediately before such Reorganization Transaction becoming, immediately after the consummation of such Reorganization Transaction, the direct or indirect owners of both more than 70% of the then-outstanding common stock of the Surviving Corporation and Voting Securities representing more than 70% of the combined voting power of the then-outstanding Voting Securities of the Surviving Corporation, in substantially the same respective proportions as such Persons' ownership of the common stock and Voting Securities of Allstate immediately before such Reorganization Transaction.

     1.38 "GOOD REASON" -- see Section 3.4(b).

     1.39 "GROSS-UP MULTIPLE" -- see Section 5.4.

     1.40 "GROSS-UP PAYMENT" -- see Section 5.1.

     1.41 "INCLUDING" means including without limitation.

     1.42 "IRS" means the Internal Revenue Service.

     1.43 "IRS CLAIM" -- see Section 5.6.

     1.44 "LEGAL AND OTHER EXPENSES" -- see Section 6.1(a).

     1.45 "LTIP" means the Allstate Long-Term Executive Incentive Compensation Plan (or any successor plan).

     1.46 "LTIP AWARD" means an incentive compensation opportunity granted under the LTIP.

     1.47 "LTIP BONUS" means the amount paid or earned in respect of an LTIP Award.

     1.48 "LTIP PERFORMANCE PERIOD" means any performance period designated in accordance with any LTIP approved by the Board or any committee of the Board.

     1.49 "LTIP TARGET AWARD" means, in respect of any LTIP Award, the amount that Executive would have been entitled to receive for the LTIP Performance Period corresponding to such LTIP Award if the performance goals established pursuant to such LTIP Award were achieved at the 100% level as of the end of the LTIP Performance Period.

     1.50 "LUMP SUM VALUE" of an annuity payable pursuant to a defined benefit plan means, as of a specified date, the present value of such annuity, as determined, as of such date, under generally accepted actuarial principles using
(i) the applicable interest rate, mortality tables and other methods and assumptions that the Pension Benefit Guaranty Corporation ("PBGC") would use in determining the value of an immediate annuity on the Termination Date or (ii) if such interest rate and mortality assumptions are no longer published by the PBGC, interest rate and mortality assumptions determined in a manner as similar as practicable to the manner by which the PBGC's interest rate and mortality assumptions were determined immediately prior to the PBGC's cessation of publication of such assumptions; provided, however, that if such defined benefit plan provides for a lump sum distribution and such lump-sum distribution either
(x) is the only payment method available under such plan or (y) provides for a greater amount than the Lump Sum Value of the Maximum Annuity available under such plan, then "Lump Sum Value" shall mean such lump sum amount.

     1.51 "MAXIMUM ANNUITY" means, in respect of a defined benefit plan (whether or not qualified under Section 401(a) of the Code), an annuity computed in whatever manner permitted under such plan (including frequency of annuity payments, attained age (whether determined as of a current date or as of a future date upon the commencement of annuity payments), and nature of surviving spouse benefits, if any) that yields the greatest Lump Sum Value.

     1.52 "MERGER OF EQUALS" means, as of any date, a transaction that, notwithstanding the fact that such transaction may also qualify as a Change of Control, satisfies all of the conditions set forth in paragraphsor (b) below:

          (a) If such date is on or after the Consummation Date, a Reorganization Transaction in respect of which all of the following conditions are satisfied as of such date, or, if such date is prior to the Consummation Date, a proposed Reorganization Transaction in respect of which the merger agreement or other documents (including the exhibits and annexes thereto) setting forth the terms and conditions of such Reorganization Transaction, as in effect on such date after giving effect to all amendments thereof or waivers thereunder, require that the following conditions be satisfied on and, where applicable, after the Consummation
     Date:

                    (i) at least 50%, but not more than 70%, of the common stock of the Surviving Corporation outstanding immediately after the consummation of the Reorganization Transaction, together with Voting Securities representing at least 50%, but not more than 70%, of the combined voting power of all Voting Securities of the Surviving Corporation outstanding immediately after such consummation shall be owned, directly or indirectly, by the persons who were the owners, directly or indirectly, of the common stock and Voting Securities of Allstate immediately before such consummation in substantially the same proportions as their respective direct or indirect ownership, immediately before such consummation, of the common stock and Voting Securities of Allstate, respectively; and

                    (ii) Allstate  Incumbent  Directors  (determined  as of such date using the date immediately preceding the Effective Date as the baseline date) shall, throughout the period beginning on the Effective Date and ending on the third anniversary of the Effective Date, continue to constitute not less than 50% of the members of the Board; and

                    (iii) the  person  who was the CEO of  Allstate  immediately prior to the Effective Date shall serve as (x) the CEO of Allstate throughout the period beginning on the Effective Date and ending on the Consummation Date and (y) the CEO of the Surviving Corporation at all times during the period commencing on the Consummation Date and ending on the first anniversary of the Consummation Date;

         provided, however, that a Reorganization Transaction that qualifies as a Merger of Equals shall cease to qualify as a Merger of Equals (a "MERGER OF EQUALS CESSATION") and shall instead qualify as a Change of Control that is not a Merger of Equals from and after the first date during the Post-Change Period (such date, the "MERGER OF EQUALS CESSATION DATE") as of which any one or more of the following shall occur for any reason:

                    (1) if any  condition  of  clause  (i) of  paragraphof  this
               Section shall for any reason not be satisfied as of immediately after the consummation of the Reorganization Transaction; or

                    (2) if as of the close of  business  on any date on or after the Effective Date, any condition of clauses (ii) or (iii) of paragraphof this Section shall not be satisfied; or

                    (3) if on any date  prior to the  first  anniversary  of the
               Consummation Date, the Company shall make a filing with the SEC, issue a press release, or make a public announcement to the effect that Allstate is seeking or intends to seek a replacement for the CEO, whether such replacement is to become effective before or after such first anniversary.

          (b) As of such date, each Person, if any, who is a 20% Owner qualifies as an Approved Passive Holder.

The Company shall give Executive written notice of any Merger of Equals Cessation and the applicable Merger of Equals Cessation Date as soon as practicable after the Merger of Equals Cessation Date.

     1.53 "MERGER OF EQUALS CESSATION DATE" -- see the definition of "Merger of Equals."

     1.54 "MERGER OF EQUALS CESSATION NOTICE" -- means a written notice given in accordance with Section 10.8 by the Company to notify Executive of the facts and circumstances of a Merger of Equals Cessation, including the Merger of Equals Cessation Date.

     1.55 "NOTICE OF CONSIDERATION" -- see Section 3.3(c).

     1.56 "NON-QUALIFIED PLAN" -- see Section 2.4.

     1.57 "NOTICE OF TERMINATION" means a written notice given in accordance with Section 10.8 that sets forth (i) the specific termination provision in this Agreement relied on by the party giving such notice, (ii) in reasonable detail the specific facts and circumstances claimed to provide a basis for such Termination of Employment, and (iii) if the Termination Date is other than the date of receipt of such Notice of Termination, the Termination Date.

     1.58 "PERSON" means any individual, sole proprietorship, partnership, joint venture, limited liability company, trust, unincorporated organization, association, corporation, institution, public benefit corporation, entity or government instrumentality, division, agency, body or department.

     1.59 "PLANS" means plans, programs, or Policies of the Company.

     1.60 "POLICIES" means policies, practices or procedures of the Company.

     1.61 "POST-CHANGE PERIOD" means the period commencing on the Effective Date and ending on the third anniversary of the Effective Date.

     1.62 "POST-MERGER OF EQUALS PERIOD" means the period commencing on an Effective Date of a Change of Control that qualifies as a Merger of Equals and ending on the third anniversary of such Effective Date or, if sooner, the Merger of Equals Cessation Date.

     1.63 "POTENTIAL PARACHUTE PAYMENTS" -- see Section 5.1.

     1.64 "PRO-RATA ANNUAL BONUS" means, in respect of the Company's fiscal year during which the Termination Date occurs, an amount equal to the product of Executive's Target Annual Bonus (determined as of the Termination Date) multiplied by a fraction, the numerator of which equals the number of days from and including the first day of such fiscal year through and including the Termination Date, and the denominator of which equals 365.

     1.65 "PRO-RATA LTIP BONUS" means an amount equal to the sum of each of the following amounts: for each LTIP Performance Period that is in effect as of a Termination Date, Executive's LTIP Target Award for such LTIP Performance Period multiplied by a fraction, the numerator of which equals the number of days from and including the beginning of such LTIP Performance Period through and including the Termination Date, and the denominator of which equals the aggregate number of days in such LTIP Performance Period.

     1.66 "REFUND CLAIM" -- see Section 5.6.

     1.67 "REORGANIZATION TRANSACTION" -- see clause (c) of the definition of "Change of Control."

     1.68 "RESTRICTED SHARES" means shares of restricted stock, restricted stock units or similar awards.

     1.69 "SEC" means the Securities and Exchange Commission.

     1.70 "SECTION" means, unless the context otherwise requires, a section of this Agreement.

     1.71 "SERP" means a supplemental executive retirement Plan that is a Non-Qualified Plan.

     1.72 "SEVERANCE PERIOD" -- see Section 4.1(g).

     1.73 "STOCK OPTIONS" means stock options, stock appreciation rights (including limited stock appreciation rights), or similar awards.

     1.74 "SUBSIDIARY" means any corporation, business trust, limited liability company or partnership with respect to which Allstate owns, directly or indirectly, Voting Securities representing more than 50% of the aggregate voting power of the then-outstanding Voting Securities.

     1.75 "SURVIVING CORPORATION" means the corporation resulting from a Reorganization Transaction or, if securities representing at least 50% of the aggregate Voting Power of such resulting corporation are directly or indirectly owned by another corporation, such other corporation.

     1.76 "TARGET ANNUAL BONUS" as of any date means the amount equal to the product of Base Salary determined as of such date multiplied by the percentage of such Base Salary to which Executive would have been entitled immediately prior to such date under any Bonus Plan for the Annual Performance Period for which the Annual Bonus is awarded if the performance goals established pursuant to such Bonus Plan were achieved at the 100% level as of the end of the Annual Performance Period.

     1.77 "TAXES" means federal, state, local and other income, employment and other taxes.

     1.78 "TERMINATION DATE" means the date of the receipt of the Notice of Termination by Executive (if such Notice is given by the Company) or by the Company (if such Notice is given by Executive), or any later date, not more than 15 days after the giving of such Notice, specified in such Notice; provided, however, that:

          (a) if Executive's employment is terminated by reason of death or Disability, the Termination Date shall be the date of Executive's death or the Disability Effective Date (as defined in Section 3.1(a)), as applicable;

          (b) if no Notice of Termination is given, the Termination Date shall be the last date on which Executive is employed by the Company; and

          (c) solely for purposes of determining when the amount of severance payable to Executive pursuant to Section 4.1(a)(v), if any, is to be deemed due and owing for purposes of computing interest on such amount pursuant to
     Section 6.2:

               (i) if Executive terminates his employment with the Company for Good Reason pursuant to Section 3.4(b)(xiii), the Termination Date shall be deemed to be the Merger of Equals Cessation Date or, if later, the date that is 12 months after the Effective Date; and

               (ii) if Executive terminates his employment with the Company for Good Reason pursuant to Section 3.4(b)(xiv) on or after a Merger of Equals Cessation Date, the Termination Date shall be deemed to be the date of the Company's act or omission that qualifies as Good Reason.

     1.79 "TERMINATION OF EMPLOYMENT" means any termination of Executive's employment with the Company, whether such occurs by reason of (a) the initiative of any Company or Executive or (b) the death of Executive.

     1.80 "20% OWNER" -- see paragraph (a) of the definition of "Change of Control."

     1.81 "VOTING SECURITIES" of a corporation means securities of such corporation that are entitled to vote generally in the election of directors of such corporation.


                                   ARTICLE II.
                               POST-CHANGE PERIOD

     2.1 POSITION AND DUTIES.

                    (a) (i) During the Post-Change  Period,  except as otherwise provided in Section 2.1(a)(ii) or (iii) in the case of a Merger of Equals, (x) Executive's position (including offices, titles, reporting requirements and responsibilities), authority and duties shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the 90-day period immediately before the Effective Date and (y) Executive's services shall be performed at the location where Executive was employed immediately before the Effective Date or any other location no more than 30 miles from such former location.

               (ii) During any portion of the Post-Change Period that qualifies as a Post-Merger of Equals Period, the Company may in its discretion change Executive's position (including offices, titles, reporting requirements and responsibilities) so long as (x) Executive remains an elected officer of Allstate, AIC or ALIC, as applicable, and (y)
          Executive's services shall be performed at the location where Executive was employed immediately before the Effective Date or any other location not more than 30 miles from such former location.

               (iii) During the remainder of the Post-Change Period commencing on the Merger of Equals Cessation Date, clause (i) of this Section 2.1(a) shall be applicable in respect of changes in Executive's position, authority and duties occurring on or after such date, except that all references to "Effective Date" in such clause shall instead be to the Merger of Equals Cessation Date.

          (b) During the Post-Change Period (except during any periods of vacation to which Executive is entitled and any authorized sick, disability or other leave of absence), Executive shall devote Executive's full attention and time to the business and affairs of the Company and, to the extent necessary to discharge the duties assigned to Executive in accordance with this Agreement, to use Executive's best efforts to perform such duties. During the Post-Change Period, Executive may (i) serve on corporate, civic or charitable boards or committees, (ii) deliver lectures, fulfill speaking engagements or teach at educational institutions and (iii) manage personal investments, so long as such activities are consistent with the Policies of the Company at the Effective Date and do not significantly interfere with the performance of Executive's duties under this Agreement. To the extent that any such activities have been conducted by Executive immediately prior to the Effective Date and were consistent with the Policies of the Company at the Effective Date, the continued conduct of such activities (or activities similar in nature and scope) after the Effective Date shall not be deemed to interfere with the performance of Executive's duties under this Agreement.

     2.2 COMPENSATION.

          (a) Base Salary. During the Post-Change Period, the Company shall pay or cause to be paid to Executive an annual base salary in cash, which shall be paid in a manner consistent with the Company's payroll practices in effect immediately before the Effective Date, at an annual rate not less than 12 times the highest monthly base salary paid or payable to Executive by the Company in respect of the 12-month period immediately before the Effective Date (such annual rate salary, the "BASE SALARY"). During the Post-Change Period, the Base Salary shall be reviewed at least annually and shall be increased at any time and from time to time as shall be substantially consistent with increases in base salary awarded to other peer executives of the Company; provided, however, that no provision of this Agreement shall require the Company to increase Executive's Base Salary during a Post-Merger of Equals Period. Any increase in Base Salary shall not limit or reduce any other obligation of the Company to Executive under this Agreement. After any such increase, the Base Salary shall not be reduced and "Base Salary" shall thereafter refer to the increased amount.

          (b) ANNUAL BONUS. The Company shall also pay or cause to be paid to Executive a bonus (the "ANNUAL BONUS") for each Annual Performance Period that ends during the Post-Change Period. "ANNUAL PERFORMANCE PERIOD" means each period designated in accordance with any annual bonus arrangement or Plan (a "BONUS PLAN") that is based on performance and approved by the Board or any committee of the Board, or in the absence of any Bonus Plan or any such designated period of time, each calendar year. The Annual Bonus shall be not less than the Target Annual Bonus determined as of the Effective Date; provided, however, that no provision in this Agreement shall require the Company to pay any Target Annual Bonus or other minimum Annual Bonus during a Post-Merger of Equals Period.

          (c) LTIP BONUS. The Company shall also:

               (i) pay or cause to be paid to Executive an LTIP Bonus equal to the LTIP Target Award for each LTIP Award for which an LTIP Performance Period is in effect as of the Effective Date; and

               (ii) throughout the Post-Change Period, grant LTIP Awards to Executive as follows:

                    (1) LTIP Awards shall be granted no less  frequently than is contemplated by the terms of the LTIP and the Company's practices thereunder, as such terms and practices are in effect immediately prior to the Effective Date;

                    (2) each such LTIP Award shall  provide for the payment of a percentage of Executive's Base Salary in effect at the beginning of the Performance Period applicable to such LTIP Award that is no less than the average of the Target LTIP Percentages (as defined below) for all of Executive's LTIP Awards outstanding immediately prior to the Effective Date; and

                    (3) the target  performance  goals established for each such
               LTIP Award shall be substantially comparable to the target performance goals under Executive's LTIP Awards outstanding on the Effective Date;

     provided, however, that during a Post-Merger of Equals Period, no provision of this Agreement shall require the Company to (x) pay any minimum LTIP Bonus amount pursuant to clause (i) above, except to the extent required by the terms of such LTIP

     Award or (y) grant any LTIP Award pursuant to clause (ii) above. "TARGET LTIP PERCENTAGE" means, in respect of any LTIP Award, the percentage of Executive's Base Salary (determined as of the beginning of the applicable LTIP Performance Period) that Executive would be entitled to receive after the completion of the applicable LTIP Performance Period if the performance goals applicable to such LTIP Award as of the date immediately prior to the Effective Date were achieved at the 100% level.

          (d) INCENTIVE, SAVINGS AND RETIREMENT PLANS. Executive shall also be entitled to participate during the Post-Change Period in all incentive (including long-term incentives), savings and retirement Plans applicable to other peer executives of the Company, but in no event (except during a Post-Merger of Equals Period) shall such Plans provide Executive with incentive (including long-term incentives), savings and retirement benefits during the Post-Change Period that are, in any case, materially less favorable, in the aggregate, than the most favorable of those provided by the Company for Executive under such Plans as in effect at any time during the 90-day period immediately before the Effective Date.

          (e) WELFARE BENEFIT PLANS. During the Post-Change Period, Executive and Executive's family shall be eligible to participate in, and receive all benefits under, welfare benefit Plans provided by the Company (including medical, prescription, dental, disability, salary continuance, individual life, group life, dependent life, accidental death and travel accident insurance Plans) and applicable to other peer executives of the Company and their families, but in no event (except during a Post-Merger of Equals Period) shall such Plans provide benefits during the Post-Change Period that are materially less favorable, in the aggregate, than the most favorable of those provided to Executive under such Plans as in effect at any time during the 90-day period immediately before the Effective Date.

          (f) FRINGE BENEFITS. During the Post-Change Period, Executive shall be entitled to fringe benefits in accordance with the most favorable Plans applicable to peer executives of the Company, but in no event (except during a Post-Merger of Equals Period) shall such Plans provide fringe benefits that are in any case materially less favorable, in the aggregate, than the most favorable of those provided by the Company to Executive under such Plans in effect at any time during the 90-day period immediately before the Effective Date.

          (g) EXPENSES. During the Post-Change Period, Executive shall be entitled to prompt reimbursement of all reasonable employment-related expenses incurred by Executive upon the Company's receipt of accountings in accordance with the most favorable Policies applicable to peer executives of the Company, but in no event (except during a Post-Merger of Equals Period) shall such Policies be materially less favorable, in the aggregate, than the most favorable of those provided by the Company for Executive under such Policies in effect at any time during the 90-day period immediately before the Effective Date.

          (h) OFFICE AND SUPPORT STAFF. During the Post-Change Period, Executive shall be entitled to an office or offices of a size and with furnishings and other appointments, and to secretarial and other assistance in accordance with the most favorable Policies applicable to peer executives of the Company, but in no event (except during a Post-Merger of Equals Period) shall such Policies be materially less favorable, in the aggregate, than the most favorable of those provided by the Company for Executive under such Policies in effect at any time during the 90-day period immediately before the Effective Date.

          (i) VACATION. During the Post-Change Period, Executive shall be entitled to paid vacation in accordance with the most favorable Policies applicable to peer executives of the Company, but in no event (except during a Post-Merger of Equals Period) shall such Policies be materially less favorable, in the aggregate, than the most favorable of those provided by the Company for Executive under such Policies in effect at any time during the 90-day period immediately before the Effective Date.

     2.3 STOCK INCENTIVE AWARDS. On the Effective Date of a Change of Control that is not a Merger of Equals or, if applicable, on a Merger of Equals Cessation Date, (i) all of Executive's unvested Stock Options then outstanding (whether granted before or after the Agreement Date) shall immediately become fully vested and exercisable, and (ii) all of Executive's Restricted Shares then outstanding shall immediately become fully vested and nonforfeitable. This Section amends all award agreements dated as of any date before the Agreement Date.

     2.4 UNFUNDED DEFERRED COMPENSATION. On the Effective Date of a Change of Control that is not a Merger of Equals or, if applicable, on a Merger of Equals Cessation Date, Executive shall become fully vested in all benefits previously accrued under any deferred compensation Plan (including a SERP) that is not qualified under Section 401(a) of the Code (a "NON-QUALIFIED PLAN"). Within five business days after (i) any such Effective Date of a Change of Control that is not a Merger of Equals or (ii) such Merger of Equals Cessation Date, as applicable, the Company shall pay to Executive a lump-sum cash amount equal to:

          (a) the sum of the Lump-Sum Values of all Maximum Annuities that are payable pursuant to all defined benefit Non-Qualified Plans, plus

          (b) the sum of Executive's account balances under all defined contribution Non-Qualified Plans.

To the extent that, if, for any reason, any portion of such Non-Qualified Plan benefit is not so paid, the Company shall pay Executive in lieu thereof a lump-sum cash payment equal to such unpaid portion within the five-business day period specified in the preceding sentence.


                                  ARTICLE III.
                            TERMINATION OF EMPLOYMENT

     3.1 DISABILITY.

          (a) During the Post-Change Period, the Company may terminate Executive's employment because of Executive's Disability by giving Executive or his legal representative, as applicable, (i) written notice in accordance with Section 10.8 of the Company's intention to terminate Executive's employment pursuant to this Section and (ii) a certification of Executive's Disability by a physician selected by the Company or its insurers, subject to the consent of Executive or Executive's legal representative, which consent shall not be unreasonably withheld or delayed. Executive's employment shall terminate effective on the 30th day (the "DISABILITY EFFECTIVE DATE") after Executive's receipt of such notice unless, before the Disability Effective Date, Executive shall have resumed the full-time performance of Executive's duties.

          (b) "DISABILITY" means any medically determinable physical or mental impairment of an Executive that:

               (i) has lasted for a continuous period of not less than (x) six months or (y) such longer period, if any, that is available to Executive under the Company's Policies relating to the continuation of employee status after the onset of disability, as such Policies are in effect when Disability is determined, but in no event (except during a Post-Merger of Equals Period) shall such Policies be materially less favorable to the Executive than the most favorable of such Policies in effect for peer executives at any time during the 90-day period immediately before the Effective Date,

               (ii) can be expected to be permanent or of indefinite duration, and

               (iii) renders Executive unable to perform the duties required under this Agreement.

     3.2 DEATH. Executive's employment shall terminate automatically upon Executive's death during the Post-Change Period.

     3.3 CAUSE.

          (a)  During  the  Post-Change   Period,   the  Company  may  terminate
     Executive's employment for Cause solely in accordance with all of the substantive and procedural provisions of this Section.

          (b) "CAUSE" means any one or more of the following:

               (i) Executive's conviction of a felony or other crime involving fraud, dishonesty or moral turpitude;

               (ii) Executive's willful or reckless material misconduct in the performance of Executive's duties;

               (iii) Executive's habitual neglect of duties; or

               (iv) Executive's willful or intentional breach of this Agreement;

     provided, however, that for purposes of clauses (ii), (iii), and (iv), Cause shall not include any one or more of the following:

               (1) bad judgment or negligence;

               (2) any act or omission believed by Executive in good faith to have been in or not opposed to the interest of the Company (without intent of Executive to gain, directly or indirectly, a profit to which Executive was not legally entitled);

               (3) any act or omission with respect to which a determination could properly have been made by the Board that Executive had satisfied the applicable standard of conduct for indemnification or reimbursement under Allstate's by-laws, any applicable indemnification agreement, or applicable law, in each case as in effect at the time of such act or omission; or

               (4) any act or omission with respect to which Executive receives a Notice of Consideration (as defined below) more than six months after the earliest date on which any member of the Board, not a party to the act or omission, knew or should have known of such act or omission; and

     further provided, that if a breach of this Agreement involved an act or omission based on Executive's good faith and reasonable belief that Executive's act or omission was in the best interests of the Company or was required by applicable law or administrative regulation, such breach shall not constitute Cause unless the Company gives Executive written notice of such breach that specifically refers to this Section and, within 30 days after such notice is given, Executive fails to cure such breach to the fullest extent that it is curable.

          (c)  The  Company  shall  strictly   observe  each  of  the  following
     procedures in connection with any Termination of Employment for Cause:

               (i) A meeting of the Board shall be called for the stated purpose of determining whether Executive's acts or omissions satisfy the requirements of Section 3.3(b) and, if so, whether to terminate Executive's employment for Cause.

               (ii) Not less than 30 days prior to the date of such meeting, the Company shall provide Executive and each member of the Board written notice (a "NOTICE OF CONSIDERATION") of (x) a detailed description of the acts or omissions alleged to constitute Cause, (y) the date, time and location of such meeting of the Board, and (z) Executive's rights under clause (iii) below.

               (iii) If the Notice of Consideration is given to Executive at any time during a Post-Change Period other than during a Post-Merger of Equals Period, then Executive shall have the opportunity to appear before the Board in person and, at Executive's option, with legal counsel, and/or to present to the Board a written response to the Notice of Consideration. If the Notice of Consideration is given to Executive during a Post-Merger of Equals Period, then Executive shall have the opportunity to present to the Board a written response to the Notice of Consideration, but shall not have the right to appear in person or by counsel before the Board.

               (iv)  Executive's  employment may be terminated for Cause only if
          (x) the acts or omissions specified in the Notice of Consideration did in fact occur and do constitute Cause as defined in this Section, (y) the Board makes a specific determination to such effect and to the effect that Executive's employment should be terminated for Cause and
          (z)  the  Company  thereafter  provides  Executive  with a  Notice  of
          Termination  that  specifies  in  specific  detail  the  basis of such
          Termination of Employment for Cause and which Notice shall be consistent with the reasons set forth in the Notice of Consideration. The Board's determination specified in clause (y) of the preceding sentence shall require the affirmative vote of at least 75% of the members of the Board, unless the Notice of Consideration is given during a Post-Merger of Equals Period, in which case such determination shall require the affirmative vote of a simple majority of the members of the Board.

               (v) In the event that the existence of Cause shall become an issue in any action or proceeding between the Company and Executive, the Company shall, notwithstanding the determination referenced in clause (iv) of this Section 3.3(c), have the burden of establishing that the actions or omissions specified in the Notice of Consideration did in fact occur and do constitute Cause and that the Company has satisfied the  procedural  requirements  of this Section  3.3(c).  The satisfaction of the Company's burden shall require clear and convincing evidence, unless the Notice of Consideration is given during a Post-Merger of Equals Period, in which case the Company may satisfy its burden by a preponderance of the evidence.

     3.4 GOOD REASON.

          (a)  During  the  Post-Change  Period,  Executive  may  terminate  his
     employment  for  Good  Reason  in  accordance   with  the  substantive  and
     procedural provisions of this Section.

          (b) "GOOD REASON" means any one or more of the following actions or omissions that, unless otherwise specified, occurs during a Post-Change
     Period:

               (i) any failure to pay  Executive's  Base Salary in  violation of
          Section 2.2(a) or any failure to increase Executive's Base Salary to the extent, if any, required by such Section;

               (ii) any failure to pay Executive's Annual Bonus or any reduction in Executive's Target Annual Bonus, in either case in violation of
          Section 2.2(b);

               (iii) any failure to grant or pay an LTIP Award or LTIP Bonus in violation of Section 2.2(c);

               (iv) any material adverse change in Executive's position (including offices, titles, reporting requirements or responsibilities), authority or duties in violation of Section 2.1(a); provided, however, that the occurrence of such a material adverse change during a Post-Merger of Equals Period shall not qualify as Good Reason for purposes of this clause (iv);

               (v) causing Executive to cease to be an elected officer of Allstate, AIC or ALIC;

               (vi) requiring Executive to be based at any office or location in violation of Section 2.1(a);

               (vii) any other material adverse change to the terms and conditions of Executive's employment; provided, however, that the occurrence of such a material adverse change during a Post-Merger of Equals Period shall not qualify as Good Reason for purposes of this clause (vii);

               (viii) any other material breach of this Agreement by the Company;

               (ix) any Termination of Employment by the Company that purports to be for Cause, but is not in full compliance with all of the substantive and procedural requirements of this Agreement (any such purported termination shall be treated as a Termination of Employment without Cause for all purposes of this Agreement);

               (x) the giving of a Notice of Consideration pursuant to Section 3.3(c) and the subsequent failure to terminate Executive for Cause within a period of 90 days thereafter in compliance with all of the substantive and procedural requirements of Section 3.3(c);

               (xi) the failure at any time of a successor to the Company explicitly to assume and agree to be bound by this Agreement;

               (xii) a Termination of Employment by Executive for any reason or no reason at any time during the one-month period commencing on the first day after the end of the 12-month period commencing on the Effective Date; provided that such a Termination of Employment during a Post-Merger of Equals Period shall not qualify as Good Reason for purposes of this clause (xii);

               (xiii) in the event that a Merger of Equals Cessation shall occur at any time during the Post-Change Period, a Termination of Employment by Executive for any reason or no reason at any time (whether during or after the Post-Change Period) that is both (x) after the last day of the 12-month period commencing on the Effective Date and (y) not more than 60 days after the Company gives Executive a Merger of Equals Cessation Notice or, if sooner, Executive obtains actual knowledge of the Merger of Equals Cessation; or

               (xiv) in the event that (x) at any time during the Post-Change Period a Merger of Equals Cessation shall occur and (y) at any time during the Post-Change Period and on or after the Merger of Equals Cessation Date, the Company shall commit an act or omission that qualifies as Good Reason by reason of clause (iv) or (vii) above, any Termination of Employment by Executive at any time during the remainder of the Post-Change Period or thereafter at any time during the period ending 60 days after the Company gives Executive a Merger of Equals Cessation Notice or, if earlier, 60 days after Executive obtains actual knowledge of the Merger of Equals Cessation;

     provided, however, that any action or omission by the Company during a Post-Merger of Equals Period that is specified in clauses (i), (ii), (iii),
     (v), (vi), (viii) or (xi) of this Section 3.4(b) and is not intentional or willful shall not constitute Good Reason unless (x) Executive shall give the Company a written notice that identifies such action or omission and specifically refers to this Section, and (y) the Company shall fail for any reason to cure such act or omission within 30 days after Executive gives the Company such notice.

          (c) If the Termination Date occurs during any portion of a Post-Change Period that is not a Merger of Equals Period, any reasonable determination by Executive that any of the events specified in subsection (b) above has occurred and constitutes Good Reason shall be conclusive and binding for all purposes, unless the Company establishes by clear and convincing evidence that Executive did not have any reasonable basis for such determination. If the Termination Date occurs during a Post-Merger of Equals Period, a determination by Executive that any of the foregoing events has occurred and constitutes Good Reason shall not be entitled to any presumptive validity or other deference by a court.

          (d) In the event of any Termination of Employment by Executive for Good Reason, Executive shall as soon as practicable thereafter notify the Company of the events constituting such Good Reason by a Notice of Termination. A delay in the delivery of such Notice of Termination or a failure by Executive to include in the Notice of Termination any fact or circumstance that contributes to a showing of Good Reason shall not waive any right of Executive under this Agreement or preclude Executive from asserting such fact or circumstance in enforcing rights under this Agreement; provided, that no act or omission by the Company shall qualify as Good Reason (i) if Executive's Termination Date is more than 12 months after the first date on which Executive obtained actual knowledge of such act or omission or (ii) if such act or omission would not constitute Good Reason during a Post-Merger of Equals Period and Executive's Termination Date is more than 12 months after the first date on which Executive obtained actual knowledge of the fact that no Merger of Equals has occurred or that a Merger of Equals Cessation has occurred.

          (e) In the event that the Company fraudulently conceals any act or omission by the Company that occurs during the Post-Change Period and qualifies as Good Reason, any subsequent Termination of Employment (whether by the Company or by Executive and regardless of the circumstances of such Termination) that occurs on any date (but in no event more than 12 months after the first date on which Executive obtains actual knowledge of such act or omission) shall conclusively be deemed to be a Termination of Employment by Executive for Good Reason, notwithstanding any provision of this Agreement to the contrary.


                                   ARTICLE IV.
             COMPANY'S OBLIGATIONS UPON A TERMINATION OF EMPLOYMENT

     4.1 IF BY EXECUTIVE FOR GOOD REASON OR BY THE COMPANY OTHER THAN FOR CAUSE OR DISABILITY. If, during the Post-Change Period, the Company terminates Executive's employment other than for Cause or Disability, or if Executive terminates employment for Good Reason, the Company's sole obligations to Executive under Sections 2.1 and 2.2 and this Article shall be as follows:

          (a) The Company shall pay Executive, in addition to all vested rights arising from Executive's employment as specified in Article II, a lump-sum cash amount equal to the sum of the following:

               (i) all Accrued Obligations;

               (ii) Executive's Pro-rata Annual Bonus reduced (but not below zero) by the amount of any Annual Bonus paid to Executive with respect to the Company's fiscal year in which the Termination Date occurs;

               (iii) Executive's Pro-rata LTIP Bonus reduced (but not below zero) by the amount of any LTIP Bonus paid to Executive with respect to the Company's fiscal year in which the Termination Date occurs;

               (iv) all amounts previously deferred by, or accrued to the benefit of, Executive under any defined contribution Non-Qualified
          Plans, whether or not vested, together with any accrued earnings thereon, to the extent that such amounts and earnings have not been previously paid by the Company (whether pursuant to Section 2.4 or otherwise);

               (v) an amount equal to three (3.0) times the sum of (x) Base Salary, (y) the Target Annual Bonus, and (z) the Annualized LTIP Bonus, each determined as of the Termination Date; provided, however, that any reduction in Executive's Base Salary, Target Annual Bonus or Annualized LTIP Bonus that would qualify as Good Reason shall be disregarded for this purpose; and

               (vi) to the  extent  not paid  pursuant  to  clause  (iv) of this
          Section 4.1(a), an amount equal to the sum of the value of the unvested portion of Executive's accounts or accrued benefits under any defined contribution Plan (whether or not qualified under Section 401(a) of the Code) maintained by the Company as of the Termination Date and forfeited by Executive by reason of the Termination of Employment.

     Such lump-sum amount shall be paid no more than five business days after the Termination Date; provided, however, that such lump-sum amount shall be paid no more than 30 calendar days after a Termination Date that occurs during a Post-Merger of Equals Period.

          (b) The Company shall pay Executive, in lieu of all benefits under all defined benefit Non-Qualified Plans that have accrued on or before the Termination Date but remain unpaid as of such date, a lump-sum cash amount equal to the positive difference, if any, between:

               (i) the sum of the Lump-Sum Values of each Maximum Annuity that would be payable to Executive under any defined benefit Plan (whether or not qualified under Section 401(a) of the Code) if Executive had:

                    (1) become fully  vested in all such  benefits to the extent that such benefits are unvested as of the Termination Date,

                    (2) attained as of the Termination Date an age that is three years greater than Executive's actual age,

                    (3) accrued a number of years of service (for purposes of determining the amount of such benefits, entitlement to early retirement benefits, and all other purposes of such defined benefit plans) that is three years greater than the number of years of service actually accrued by Executive as of the Termination Date, and

                    (4) received the lump-sum  severance  benefits  specified in
               Section 4.1(a) (excluding all LTIP Bonuses and any severance multiples thereof, and all amounts in respect of Stock Options or Restricted Shares, if any) as covered compensation in equal monthly installments during the Severance Period, minus

               (ii) the sum of (x) the Lump-Sum Values of the Maximum Annuity benefits vested and payable (whether currently or at some future date) to Executive under each defined benefit Plan that is qualified under
          Section 401(a) of the Code and (y) the aggregate amounts simultaneously or previously paid (whether pursuant to Section 2.4 or otherwise) to Executive under the defined benefit Plans (whether or not qualified under Section 401(a) of the Code) described in clause
          (i) of this Section 4.1(b).

     Such lump-sum amount shall be paid no more than five business days after the Termination Date; provided, however, that such lump-sum amount shall be paid no more than 30 calendar days after a Termination Date that occurs during a Post-Merger of Equals Period.

          (c) (i) On the Termination Date, all of Executive's unvested Stock Options then outstanding (whether granted before or after the Agreement
     Date) shall immediately become fully vested and exercisable, and (ii) all of Executive's Restricted Shares then outstanding shall immediately become fully vested and nonforfeitable. This Section 4.1(c) amends all award agreements dated as of any date before the Agreement Date.

          (d) All of Executive's then-outstanding Stock Options that were granted after the Agreement Date, whether vested on or before the Termination Date, shall thereafter remain exercisable until the last to occur of (x) the first anniversary of the Termination Date, (y) the expiration of any restrictions on Executive's right to sell the shares issuable upon the exercise of such Stock Options, which restrictions were imposed to permit a Reorganization Transaction to be accounted for on a pooling-of-interests basis, and (z) any period provided in the applicable stock option agreement or stock option plan as then in effect, but in no event shall such period of exercisability continue after the date on which such Stock Options would have expired if Executive had remained an employee of the Company.

          (e) Within five business days after Executive's Termination Date, the Company shall deliver to Executive certificates for all Restricted Shares theretofore held by or on behalf of the Company.

          (f) If the  Termination  Date shall occur  during the  Post-Merger  of
     Equals Period, the Company shall pay on behalf of Executive all fees and costs charged by the outplacement firm selected by the Company to provide outplacement services to Executive. If the Termination Date shall occur at any other time during the Post-Change Period, the Company shall pay on behalf of Executive all reasonable fees and costs charged by the outplacement firm selected by Executive to provide outplacement services to Executive or, at the election of Executive, shall pay to Executive within five business days of its receipt of notice of Executive's election an amount equal to the reasonable fees and expenses such outplacement firm would charge.

          (g) Until the third anniversary of the Termination Date or such later date as any Plan may specify (the "SEVERANCE PERIOD"), the Company shall continue to provide to

     Executive and Executive's family welfare benefits (including medical, prescription, dental, disability, salary continuance, individual life, group life, accidental death and travel accident insurance plans and programs) that are at least as favorable as:

               (i) during a Post-Change Period other than Post-Merger of Equals Period, the most favorable Plans of the Company applicable to other peer executives and their families as of the Termination Date, but which are in no event less favorable than the most favorable Plans of the Company applicable to other peer executives and their families during the 90-day period immediately before the Effective Date; or

               (ii) during a Post-Merger of Equals Period, those in effect from time to time for other peer executives of the Company and their families,

     as applicable. The cost of such welfare benefits to Executive shall not exceed the cost of such benefits to Executive immediately before the Termination Date or, if less, the Effective Date, except that if the Termination Date occurs during a Post-Merger of Equals Period, such cost may only be any amount not in excess of the cost of such welfare benefits to peer executives of the Company as in effect from time to time. Executive's rights under this Section shall be in addition to, and not in lieu of, any post-termination continuation coverage or conversion rights Executive may have pursuant to applicable law, including continuation coverage required by Section 4980 of the Code. Notwithstanding any of the above, such welfare benefits shall be secondary to any similar welfare benefits provided by Executive's subsequent employer.

     4.2 IF BY THE COMPANY FOR CAUSE. If the Company terminates Executive's employment for Cause during the Post-Change Period, the Company's sole obligation to Executive under Sections 2.1 and 2.2 and this Article shall be to pay Executive a lump-sum cash amount equal to all Accrued Obligations determined as of the Termination Date.

     4.3 IF BY EXECUTIVE OTHER THAN FOR GOOD REASON. If Executive terminates employment during the Post-Change Period other than for Good Reason, Disability or death, the Company's sole obligation to Executive under Sections 2.1 and 2.2 and this Article shall be to pay Executive a lump-sum cash amount equal to all Accrued Obligations determined as of the Termination Date.

     4.4 IF BY THE COMPANY FOR DISABILITY. If the Company terminates Executive's employment by reason of Executive's Disability during the Post-Change Period, the Company's sole obligation to Executive under Sections 2.1 and 2.2 and this Article shall be as follows:

          (a) to pay Executive a lump-sum cash amount equal to all Accrued Obligations determined as of the Termination Date, and

          (b) to provide Executive disability and other benefits after the Termination Date that are not less favorable to Executive than the most favorable of such benefits then available under Plans of the Company to disabled peer executives of the Company.

Unless the Disability Effective Date occurs during a Post-Merger of Equals Period, such disability and other benefits shall also be not materially less favorable, in the aggregate, to Executive than the most favorable of the disability and other benefits available to Executive under such Plans in effect at any time during the 90-day period immediately preceding the Effective Date.

     4.5 IF UPON DEATH. If Executive's employment is terminated by reason of Executive's death during the Post-Change Period, the Company's sole obligations to Executive under Sections 2.1 and 2.2 and this Article shall be as follows:

          (a) to pay Executive's estate or Beneficiary a lump-sum cash amount equal to all Accrued Obligations; and

          (b) to provide Executive's estate or Beneficiary survivor and other benefits that are not less than the most favorable survivor and other benefits then available under Plans of the Company to the estates or the surviving families of peer executives of the Company.

Unless Executive's death occurs during a Post-Merger of Equals Period, such survivor benefits shall also be no less favorable, in the aggregate, than the most favorable of the survivor benefits available to Executive under such Plans in effect at any time during the 90-day period immediately preceding the Effective Date.

     4.6 AMOUNT CONTESTED.

          (a) In the event of any dispute between the Company and Executive as to the nature or extent of the Company's obligation to make any payments or provide other benefits to Executive or Executive's family pursuant to Sections 4.1 or 2.4, Executive shall have the right, exercisable by written notice given to the Company at any time on or after an Effective Date (except during a Post-Merger of Equals Period), to obtain, within 30 days after the Company's receipt of Executive's demand therefor, a written certificate prepared by the Company and certified by Allstate's independent auditors (a "SECTION 4.6 CERTIFICATE"). The Section 4.6 Certificate shall specify in detail either (i) the amount and nature of each payment or other benefit that the Company believes is then due and owing to Executive pursuant to Section 2.4 or 4.1, as applicable, or (ii) if the Company asserts that the conditions to Executive's entitlement to severance or other benefits pursuant to Section 4.1 or 2.4, as applicable, have for any reason not been satisfied, the amount and nature of each payment or other benefit that the Company believes would be due and owing to Executive pursuant to Section 4.1 or 2.4, as applicable, if all of such applicable conditions had been fully satisfied. Executive may not demand more than one
     Section 4.6 Certificate in respect of his rights under Section 4.1 or more than one Section 4.6 Certificate in respect of his rights under Section 2.4.

          (b) Each Section 4.6 Certificate shall include schedules that specify in detail how each amount or other benefit specified therein was computed, together with appropriate references to specific provisions of this Agreement or of any applicable Plans or Policies of the Company, copies of which Plans or Policies shall be attached to such schedules.

          (c) If the Termination of Employment occurred during a Post-Change Period (except during a Post-Merger of Equals Period), the Company shall be precluded from asserting that any portion of the payments or other benefits due to Executive pursuant to Section 4.1 or 2.4, as applicable, is less than the amount specified in the Section 4.6 Certificate. The Section 4.6 Certificate shall in no event be binding on Executive and Executive shall have the right to assert that any or all of the payments or other benefits to be provided pursuant to Section 4.1 or 2.4 are greater than or different from those specified in the Section 4.6 Certificate.

          (d) If the Company shall for any reason fail to deliver to Executive a
     Section 4.6 Certificate in compliance with this Section within 30 days after the Company's receipt of Executive's written demand therefor, Executive's determination of the amount and nature of payments or other benefits due to Executive (i) pursuant to Section 4.1 and set forth in an Executive's Severance Determination (as defined below) or (ii) pursuant to
     Section 2.4 and set forth in an Executive's Deferred Compensation Determination (as defined below) shall be conclusive and binding for all purposes of this Agreement unless the Company shall establish, by clear and convincing evidence, that Executive's Severance Determination or
     Executive's Deferred Compensation Determination, as applicable, is incorrect and that a different amount (which may be zero or a positive amount) or nature of payments or other benefits is correct. "EXECUTIVE'S SEVERANCE DETERMINATION" means an opinion of nationally recognized executive compensation counsel to the effect that the amount and nature of severance and other benefits due to Executive pursuant to Section 4.1 is the amount and nature that a court of competent jurisdiction, based on a final judgment not subject to further appeal, is most likely to decide to have been calculated in accordance with this Agreement and applicable law. "EXECUTIVE'S DEFERRED COMPENSATION DETERMINATION" means an opinion of nationally recognized executive compensation counsel to the effect that the amount of payments due to Executive pursuant to Section 2.4 is the amount that a court of competent jurisdiction, based on a final judgment not subject to further appeal, is most likely to decide to have been calculated in accordance with this Agreement and applicable law.


                                   ARTICLE V.
                   CERTAIN ADDITIONAL PAYMENTS BY THE COMPANY

     5.1 GROSS-UP FOR CERTAIN TAXES.

          (a) If it is determined by Allstate's independent auditors that any monetary or other benefit received or deemed received by Executive from the Company or any Affiliate pursuant to this Agreement or otherwise, whether or not in connection with a Change of Control (such monetary or other benefits collectively, the "POTENTIAL PARACHUTE

     PAYMENTS"), is or will become subject to any excise tax under Section 4999 of the Code or any similar tax under any United States federal, state, local or other law (such excise tax and all such similar taxes collectively, "EXCISE TAXES"), then the Company shall, subject to Sections
     5.6 and 5.7, within five business days after such determination, pay Executive an amount (the "GROSS-UP PAYMENT") equal to the product of:

          (i) the amount of such Excise Taxes

     multiplied by

          (ii) the Gross-Up Multiple (as defined in Section 5.4).

     The Gross-Up Payment is intended to compensate Executive for all Excise Taxes payable by Executive with respect to Potential Parachute Payments and all Taxes or Excise Taxes payable by Executive with respect to the Gross-Up Payment.

          (b) The determination of Allstate's  independent auditors described in
     Section 5.1(a), including the detailed calculations of the amounts of the Potential Parachute Payments, Excise Taxes and Gross-Up Payment and the assumptions relating thereto, shall be set forth in a written certificate of such auditors (the "COMPANY CERTIFICATE") delivered to Executive. Executive or the Company may at any time request the preparation and delivery to Executive of a Company Certificate. The Company shall cause the Company Certificate to be delivered to Executive as soon as reasonably possible after such request.

     5.2 DETERMINATION BY EXECUTIVE.

          (a) If (i) the Company shall fail to deliver a Company Certificate to Executive within 30 days after its receipt of his written request therefor, or (ii) at any time after Executive's receipt of a Company Certificate, Executive disputes either (x) the amount of the Gross-Up Payment set forth therein or (y) the determination set forth therein to the effect that no Gross-Up Payment is due by reason of Section 5.7 or otherwise, then Executive may elect to require the Company to pay a Gross-Up Payment in the amount determined by Executive as set forth in an Executive Counsel Opinion (as defined in Section 5.5). Any such demand by Executive shall be made by delivery to the Company of a written notice that specifies the Gross-Up Payment determined by Executive (together with the detailed calculations of the amounts of Potential Parachute Payments, Excise Taxes and Gross-Up Payment and the assumptions relating thereto) and an Executive Counsel Opinion regarding such Gross-Up Payment (such written notice and opinion collectively, the "EXECUTIVE'S GROSS-UP DETERMINATION"); provided, however, that Executive shall not be entitled to present an Executive's Gross-Up Determination during a Post-Merger of Equals Period unless the Company shall have failed to deliver a Company Certificate as required by clause
     (i) of the first sentence of this Section 5.2. Within 30 days after delivery of an Executive's Gross-Up Determination to the Company, the Company shall either (i) pay Executive the Gross-Up Payment set forth in the Executive's Gross-Up Determination (less the portion thereof, if any, previously paid to

     Executive by the Company) or (ii) deliver to Executive a Company Certificate and a Company Counsel Opinion (as defined in Section 5.5), and pay Executive the Gross-Up Payment specified in such Company Certificate. If for any reason the Company fails to comply with the preceding sentence, the Gross-Up Payment specified in the Executive's Gross-Up Determination shall be controlling for all purposes.

          (b) If Executive does not request a Company Certificate, and the Company does not deliver a Company Certificate to Executive, then (i) the Company shall, for purposes of Section 5.7, be deemed to have determined that no Gross-Up Payment is due and (ii) Executive shall not pay any Excise Taxes in respect of Potential Parachute Payments except in accordance with Sections 5.6(a) or (d).

     5.3 ADDITIONAL GROSS-UP AMOUNTS. If for any reason (whether pursuant to subsequently enacted provisions of the Code, final regulations or published rulings of the IRS, a final judgment of a court of competent jurisdiction, a determination of the Company's independent auditors set forth in a Company Certificate or, subject to the last two sentences of Section 5.2(a), an Executive's Gross-Up Determination) it is later determined that the amount of Excise Taxes payable by Executive is greater than the amount determined by the Company or Executive pursuant to Section 5.1 or 5.2, as applicable, then the Company shall, subject to Sections 5.6 and 5.7, pay Executive an amount (which shall also be deemed a Gross-Up Payment) equal to the product of:

          (a) the sum of (i) such additional Excise Taxes and (ii) any interest, penalties, expenses or other costs incurred by Executive as a result of having taken a position in accordance with a determination made pursuant to
     Section 5.1 or 5.2, as applicable,

multiplied by

          (b) the Gross-Up Multiple.

     5.4 GROSS-UP MULTIPLE. The "Gross-Up Multiple" shall equal a fraction, the numerator of which is one (1.0), and the denominator of which is one (1.0) minus the lesser of (i) the sum, expressed as a decimal fraction, of the effective after-tax marginal rates of all Taxes and any Excise Taxes applicable to the Gross-Up Payment or (ii) 0.80, it being intended that the Gross-Up Multiple shall in no event exceed five (5.0). (If different rates of tax are applicable to various portions of a Gross-Up Payment, the weighted average of such rates shall be used.) For purposes of this Section, Executive shall be deemed to be subject to the highest effective after-tax marginal rate of Taxes.

     5.5 OPINION OF COUNSEL. "EXECUTIVE COUNSEL OPINION" means an opinion of nationally recognized executive compensation counsel to the effect (i) that the amount of the Gross-Up Payment determined by Executive pursuant to Section 5.2 is the amount that a court of competent jurisdiction, based on a final judgment not subject to further appeal, is most likely to decide to have been calculated in accordance with this Article and applicable law and (ii) if the Company has previously delivered a Company Certificate to Executive, that there is no reasonable basis or no substantial authority for the calculation of the Gross-Up Payment set forth in the Company Certificate. "COMPANY COUNSEL OPINION" means an opinion of nationally recognized executive compensation counsel to the effect that (i) the amount of the Gross-Up Payment set forth in the Company Certificate is the amount that a court of competent jurisdiction, based on a final judgment not subject to further appeal, is most likely to decide to have been calculated in accordance with this Article and applicable law and (ii) for purposes of Section 6662 of the Code, Executive has substantial authority to report on his federal income tax return the amount of Excise Taxes set forth in the Company Certificate.

     5.6 AMOUNT INCREASED OR CONTESTED.

          (a) Executive shall notify the Company in writing (an "EXECUTIVE'S NOTICE") of any claim by the IRS or other taxing authority (an "IRS CLAIM") that, if successful, would require the payment by Executive of Excise Taxes in respect of Potential Parachute Payments in an amount in excess of the amount of such Excise Taxes determined in accordance with Section 5.1 or 5.2, as applicable. Executive's Notice shall include the nature and amount of such IRS Claim, the date on which such IRS Claim is due to be paid (the "IRS CLAIM DEADLINE), and a copy of all notices and other documents or correspondence received by Executive in respect of such IRS Claim. Executive shall give the Executive's Notice as soon as practicable, but no later than the earlier of (i) 10 business days after Executive first obtains actual knowledge of such IRS Claim or (ii) five business days before the IRS Claim Deadline; provided, however, that any failure to give such Executive's Notice shall affect the Company's obligations under this Article only to the extent that the Company is actually prejudiced by such failure. If at least one business day before the IRS Claim Deadline the Company shall:

               (i) deliver to Executive a Company Certificate to the effect that the IRS Claim has been reviewed by the Company's independent auditors and, notwithstanding the IRS Claim, the amount of Excise Taxes, interest or penalties payable by Executive is less than the amount specified in the IRS Claim,

               (ii) pay to Executive an amount (which shall also be deemed a Gross-Up Payment) equal to the positive difference between the product of (x) the amount of Excise Taxes, interest and penalties specified in the Company Certificate, if any, multiplied by (y) the Gross-Up Multiple, less the portion of such product, if any, previously paid to Executive by the Company, and

               (iii) direct Executive pursuant to Section 5.6(d) to contest the balance of the IRS Claim,

     then Executive shall pay only the amount, if any, of Excise Taxes, interest and penalties specified in the Company Certificate. In no event shall Executive pay an IRS Claim earlier than 30 days after having given an Executive's Notice to the Company (or, if sooner, the IRS Claim Deadline).

          (b) At any time after the payment by Executive of any amount of Excise Taxes or related interest or penalties in respect of Potential Parachute Payments (whether or not such amount was based on a Company Certificate, an Executive's Gross-Up Determination or an IRS Claim), the Company may in its discretion require Executive to pursue a claim for a refund (a "REFUND CLAIM") of all or any portion of such Excise Taxes, interest or penalties as the Company may specify by written notice to Executive.

          (c) If the Company notifies Executive in writing that the Company desires Executive to contest an IRS Claim or to pursue a Refund Claim, Executive shall:

               (i) give the Company all information that it reasonably requests in writing from time to time relating to such IRS Claim or Refund Claim, as applicable,

               (ii) take such action in connection with such IRS Claim or Refund Claim (as applicable) as the Company reasonably requests in writing from time to time, including accepting legal representation with respect thereto by an attorney selected by the Company, subject to the approval of Executive (which approval shall not be unreasonably withheld or delayed),

               (iii) cooperate with the Company in good faith to contest such IRS Claim or pursue such Refund Claim, as applicable,

               (iv) permit the Company to participate in any proceedings relating to such IRS Claim or Refund Claim, as applicable, and

               (v) contest such IRS Claim or prosecute Refund Claim (as applicable) to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company may from time to time determine in its discretion.

     The Company shall control all proceedings in connection with such IRS Claim or Refund Claim (as applicable) and in its discretion may cause Executive to pursue or forego any and all administrative appeals, proceedings, hearings and conferences with the IRS or other taxing authority in respect of such IRS Claim or Refund Claim (as applicable); provided that (i) any extension of the statute of limitations relating to payment of taxes for the taxable year of Executive relating to the IRS Claim is limited solely to such IRS Claim, (ii) the Company's control of the IRS Claim or Refund Claim (as applicable) shall be limited to issues with respect to which a Gross-Up Payment would be payable, and (iii) Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the IRS or other taxing authority.

          (d) The Company may at any time in its discretion  direct Executive to
     (i) contest the IRS Claim in any lawful manner or (ii) pay the amount specified in an IRS Claim and pursue a Refund Claim; provided, however, that if the Company directs Executive to pay an IRS Claim and pursue a Refund Claim, the Company shall advance the amount of such payment to Executive on an interest-free basis and shall indemnify

     Executive, on an after-tax basis, for any Taxes, Excise Taxes and related interest or penalties imposed with respect to such advance.

          (e) The Company shall pay directly all legal, accounting and other costs and expenses (including additional interest and penalties) incurred by the Company or Executive in connection with any IRS Claim or Refund Claim, as applicable, and shall indemnify Executive, on an after-tax basis, for any Taxes, Excise Taxes and related interest and penalties imposed as a result of such payment of costs and expenses.

     5.7 LIMITATIONS ON GROSS-UP PAYMENTS.

          (a) Notwithstanding any other provision of this Article V, if the aggregate After-Tax Amount (as defined below) of the Potential Parachute Payments and Gross-Up Payment that, but for this Section 5.7, would be payable to Executive, does not exceed 110% of the After-Tax Floor Amount (as defined below), then no Gross-Up Payment shall be made to Executive and the aggregate amount of Potential Parachute Payments payable to Executive shall be reduced (but not below the Floor Amount) to the largest amount that would both (i) not cause any Excise Taxes to be payable by Executive and (ii) not cause any Potential Parachute Payments to become nondeductible by the Company by reason of Section 280G of the Code (or any successor provision). For purposes of the preceding sentence, Executive shall be deemed to be subject to the highest effective after-tax marginal rate of Taxes.

          (b) For purposes of this Agreement:

               (i) "AFTER-TAX AMOUNT" means the portion of a specified amount that would remain after payment of all Taxes and Excise Taxes paid or payable by Executive in respect of such specified amount; and

               (ii) "FLOOR AMOUNT" means the greatest pre-tax amount of Potential Parachute Payments that could be paid to Executive without causing Executive to become liable for any Excise Taxes in connection therewith; and

               (iii) "AFTER-TAX FLOOR AMOUNT" means the After-Tax Amount of the Floor Amount.

          5.8 REFUNDS. If, after the receipt by Executive of any payment or advance of Excise Taxes by the Company pursuant to this Article, Executive receives any refund with respect to such Excise Taxes, Executive shall
     (subject to the Company's  complying  with any applicable  requirements  of
     Section 5.6) promptly pay the Company the amount of such refund (together with any interest paid or credited thereon after Taxes applicable thereto). If, after the receipt by Executive of an amount advanced by the Company pursuant to Section 5.6, a determination is made that Executive shall not be entitled to any refund with respect to such claim and the Company does not notify Executive in writing of its intent to contest such determination within 30 days after the Company receives written notice of such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid. Any contest of a denial of refund shall be controlled by Section 5.6.


                                   ARTICLE VI.
                              EXPENSES AND INTEREST

     6.1 LEGAL AND OTHER EXPENSES.

          (a) If Executive incurs legal fees (including fees in connection with the delivery of an Executive Counsel Opinion) or other expenses (including expert witness and accounting fees) in an effort to determine, secure, preserve, establish entitlement to, or obtain benefits under this Agreement (collectively, "LEGAL AND OTHER EXPENSES"), the Company shall, regardless of the outcome of such effort, pay or reimburse Executive for such Legal and Other Expenses in accordance with Section 6.1(b), and shall also pay Executive an additional payment (an "EXPENSE GROSS-UP") such that, after payment of all Taxes and Excise Taxes on such amount and such additional payment, there remains a balance sufficient to pay all such Legal and Other Expenses.

          (b) All Legal and Other Expenses and the Expense Gross-Ups shall be paid or reimbursed on a monthly basis within 10 days after Allstate's receipt of Executive's written request accompanied by evidence that such Legal and Other Expenses were incurred.

          (c) If Executive does not prevail (after exhaustion of all available judicial remedies) in respect of a claim by Executive or by the Company hereunder, and the Company establishes before a court of competent jurisdiction, by clear and convincing evidence, that Executive had no reasonable basis for his claim hereunder, or for his response to the Company's claim hereunder, or acted in bad faith, no further payment of or reimbursement for Legal and Other Expenses shall be due to Executive in respect of such claim and Executive shall refund any amounts previously paid or reimbursed hereunder with respect to such claim.

          (d) All accrued but unpaid obligations of the Company to pay or reimburse Executive for Legal and Other Expenses pursuant to this Section (other than any portion of such Expenses that are accrued prior to an Effective Date or during a Post-Merger of Equals Period as to which no Merger of Equals Cessation has occurred) shall be secured by an irrevocable $5.0 million letter of credit in the form attached as Exhibit 1 to this Agreement (the "LETTER OF CREDIT"). Allstate shall cause Executive to be listed as an "EXECUTIVE" in the applicable annex to the Letter of Credit as soon as reasonably practicable after the Agreement Date. In addition, Executive shall be an intended third-party beneficiary of the Escrow Agreement referenced in the Letter of Credit and attached hereto as Exhibit 2.

     6.2 INTEREST. If the Company does not pay an amount due to Executive under this Agreement within five business days after such amount first became due and owing, interest shall accrue on such amount from the date it became due and owing until the date of payment at an annual rate equal to 200 basis points above the base commercial lending rate published in The Wall Street Journal in effect from time to time during the period of such nonpayment.


                                  ARTICLE VII.
                            NO SET-OFF OR MITIGATION

     7.1 NO SET-OFF BY COMPANY. Executive's right to receive when due the payments and other benefits provided for under this Agreement is absolute, unconditional and subject to no set-off, counterclaim or legal or equitable defense. Time is of the essence in the performance by the Company of its obligations under this Agreement. Any claim that the Company may have against Executive, whether for a breach of this Agreement or otherwise, shall be brought in a separate action or proceeding and not as part of any action or proceeding brought by Executive to enforce any rights against the Company under this Agreement, except if (i) the Company's claim is determined by a court to be a compulsory counterclaim under applicable law or (ii) if a court determines that the Company would otherwise be materially prejudiced if its claim were to be brought in a separate action.

     7.2 NO MITIGATION. Executive shall not have any duty to mitigate the amounts payable by the Company under this Agreement by seeking new employment or self-employment following termination. Except as specifically otherwise provided in this Agreement, all amounts payable pursuant to this Agreement shall be paid without reduction regardless of any amounts of salary, compensation or other amounts that may be paid or payable to Executive as the result of Executive's employment by another employer or self-employment.


                                  ARTICLE VIII.
                              RESTRICTIVE COVENANTS

     8.1 NON-COMPETITION. If Executive remains employed by the Company on the Effective Date, Executive shall not at any time during the period beginning on the Effective Date and ending on the first anniversary of the Termination Date, directly or indirectly, in any capacity:

          (a) engage or participate in, become employed by, serve as a director of, or render advisory or consulting or other services in connection with, any Competitive Business; provided, however, that this Section 8.1(a) shall not preclude Executive from being an employee of, or consultant to, any business unit of a Competitive Business if (i) such business unit does not qualify as a Competitive Business in its own right and (ii) Executive does not have any direct or indirect involvement in, or responsibility for, any operations of such Competitive Business that cause it to qualify as a Competitive Business; or

          (b) make or retain any financial investment, whether in the form of equity or debt, or own any interest, in any Competitive Business; provided, however, that nothing in this subsection shall restrict Executive from making an investment in any Competitive Business if such investment (i) represents no more than 1% of the aggregate market value of the outstanding capital stock or debt (as applicable) of such Competitive Business, (ii) does not give Executive any right or ability, directly or indirectly, to control or influence the policy decisions or management of such Competitive Business, and (iii) does not create a conflict of interest between Executive's duties under this Agreement and his interest in such investment.

     8.2 NON-SOLICITATION. If Executive remains employed by the Company on the Effective Date, Executive shall not at any time during the period beginning on the Effective Date and ending on the first anniversary of the Termination Date, directly or indirectly:

          (a) other than in connection with the good-faith performance of his duties as an officer of the Company, encourage any employee or agent of the Company to terminate his relationship with the Company;

          (b) employ, engage as a consultant or adviser, or solicit the employment or engagement as a consultant or adviser, of any employee or agent of the Company (other than by the Company or its Affiliates), or cause or encourage any Person to do any of the foregoing;

          (c) establish (or take preliminary steps to establish) a business with, or encourage others to establish (or take preliminary steps to establish) a business with, any employee or agent of the Company; or

          (d) interfere with the relationship of the Company with, or endeavor to entice away from the Company, any Person who or which at any time during the period commencing one year prior to the Agreement Date was or is a material customer or material supplier of, or maintained a material business relationship with, the Company.

     8.3 REASONABLENESS OF RESTRICTIVE COVENANTS.

          (a) Executive  acknowledges  that the covenants  contained in Sections
     8.1 and 8.2 are reasonable in the scope of the activities restricted, the geographic area covered by the restrictions, and the duration of the restrictions, and that such covenants are reasonably necessary to protect the Company's relationships with its employees, customers and suppliers. Executive further acknowledges such covenants are essential elements of this Agreement and that, but for such covenants, the Company would not have entered into this Agreement.

          (b) The Company and Executive have each consulted with their respective legal counsel and have been advised concerning the reasonableness and propriety of such covenants. Executive acknowledges that his observance of the covenants contained in Sections 8.1 and 8.2 will not deprive him of the ability to earn a livelihood or to support his dependents.

     8.4 RIGHT TO INJUNCTION; SURVIVAL OF UNDERTAKINGS.

          (a) In recognition of the necessity of the limited restrictions imposed by Sections 8.1 and 8.2, the parties agree that it would be impossible to measure solely in money the damages that the Company would suffer if Executive were to breach any of his obligations under such Sections. Executive acknowledges that any breach of any provision of such Sections would irreparably injure the Company. Accordingly, Executive agrees that the Company shall be entitled, in addition to any other remedies to which the Company may be entitled under this Agreement or otherwise, to an injunction to be issued by a court of competent jurisdiction, to restrain any actual breach, or threatened breach, of such provisions, and Executive hereby waives any right to assert any defense that the Company has an adequate remedy at law for any such breach.

          (b) If a court  determines that any of the covenants  included in this
     Article VIII is unenforceable in whole or in part because of such covenant's duration or geographical or other scope, such court may modify the duration or scope of such provision, as the case may be, so as to cause such covenant as so modified to be enforceable.

          (c) All of the provisions of this Article VIII shall survive any Termination of Employment without regard to (i) the reasons for such termination or (ii) the expiration of the Agreement Term.

     8.5 NON-DISPARAGEMENT. If Executive remains employed by the Company on the Effective Date, Executive shall not at any time during the two-year period commencing on the Termination Date (a) make any written or oral statement that brings the Company or any of its then-current or former employees, officers or agents into disrepute, or tarnishes any of their images or reputations or (b) publish, comment on or disseminate any statements suggesting or accusing the Company or any of its then-current or former agents, employees or officers of any misconduct or unlawful behavior. This Section shall not be deemed to be breached by testimony of Executive given in any judicial or governmental proceeding that Executive reasonably believes to be truthful at the time given or by any other action of Executive that he reasonably believes is taken in accordance with the requirements of applicable law or administrative regulation.


                                   ARTICLE IX.
                            NON-EXCLUSIVITY OF RIGHTS

     9.1 WAIVER OF CERTAIN OTHER RIGHTS. To the extent that Executive shall have received severance payments or other severance benefits under any other Plan or agreement of the Company prior to receiving severance payments or other severance benefits pursuant to Article IV, the severance payments and other severance benefits under such other Plan or agreement shall reduce (but not below zero) the corresponding severance payments or other severance benefits to which Executive shall be entitled under Article IV. To the extent that Executive receives payments or other benefits pursuant to Article IV, Executive hereby waives the right to receive a corresponding amount of future severance payments or other severance benefits under any other Plan or agreement of the Company. To the extent that Executive receives payments pursuant to Section 4.1(b), Executive hereby waives the right to receive payments or other benefits under any Non-Qualified Plan that have accrued as of the Termination Date.

     9.2 OTHER  RIGHTS.  Except as  expressly  provided  in  Section  9.1,  this
Agreement shall not prevent or limit Executive's continuing or future participation in any benefit, bonus, incentive or other Plans provided by the Company and for which Executive may qualify, nor shall this Agreement limit or otherwise affect such rights as Executive may have under any other agreements with the Company. Amounts that are vested benefits or which Executive is otherwise entitled to receive under any Plan and any other payment or benefit required by law at or after the Termination Date shall be payable in accordance with such Plan or applicable law except as expressly modified by this Agreement.


                                   ARTICLE X.
                                  MISCELLANEOUS

     10.1 NO ASSIGNABILITY. This Agreement is personal to Executive and without the prior written consent of the Company shall not be assignable by Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by Executive's legal representatives.

     10.2 SUCCESSORS. This Agreement shall inure to the benefit of and be binding on the Company and its successors and assigns. The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Any successor to the business or assets of the Company that assumes or agrees to perform this Agreement by operation of law, contract, or otherwise shall be jointly and severally liable with the Company under this Agreement as if such successor were the Company.

     10.3 PAYMENTS TO BENEFICIARY. If Executive dies before receiving amounts to which Executive is entitled under this Agreement, such amounts shall be paid in a lump sum to one or more beneficiaries designated in writing by Executive (each, a "BENEFICIARY"), or if none is so designated, to Executive's estate.

     10.4 NON-ALIENATION OF BENEFITS. Benefits payable under this Agreement shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, garnishment, execution or levy of any kind, either voluntary or involuntary, before actually being received by Executive, and any such attempt to dispose of any right to benefits payable under this Agreement shall be void.

     10.5 NO DEFERENCE. Unless otherwise expressly provided in this Agreement, no determination pursuant to, or interpretation of, this Agreement made by the board of directors (or any committee thereof) of Allstate or any Successor Corporation shall be entitled to any presumptive validity or other deference in connection with any judicial or administrative proceeding relating to or arising under this Agreement.

     10.6 SEVERABILITY. If any one or more Articles, Sections or other portions of this Agreement are declared by any court or governmental authority to be unlawful or invalid, such unlawfulness or invalidity shall not serve to invalidate any Article, Section or other portion not so declared to be unlawful or invalid. Any Article, Section or other portion so declared to be unlawful or invalid shall be construed so as to effectuate the terms of such Article, Section or other portion to the fullest extent possible while remaining lawful and valid.

     10.7 AMENDMENTS. This Agreement shall not be amended or modified except by written instrument executed by Executive, Allstate and AIC.

     10.8 NOTICES. All notices and other communications under this Agreement shall be in writing and delivered by hand, by nationally recognized delivery service that promises overnight delivery, or by first-class registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

                           If to Executive, to Executive at his most recent home address on file with the Company.



                           If to Allstate or AIC:

                           The Allstate Corporation
                           2775 Sanders Road
                           Northbrook, Illinois  60062
                           Attention:  General Counsel

or to such other address as either party shall have furnished to the other in writing. Notice and communications shall be effective when actually received by the addressee.

     10.9  COUNTERPARTS.   This  Agreement  may  be  executed  in  two  or  more
counterparts, each of which shall be deemed an original, but all of which together constitute one and the same instrument.

     10.10 GOVERNING LAW. This Agreement shall be interpreted and construed in accordance with the laws of the State of Illinois, without regard to its choice of law principles.

     10.11 CAPTIONS. The captions of this Agreement are not a part of the provisions hereof and shall have no force or effect.

     10.12 NUMBER AND GENDER. Wherever appropriate, the singular shall include the plural, the plural shall include the singular, and the masculine shall include the feminine.

     10.13 TAX WITHHOLDING. The Company may withhold from any amounts payable under this Agreement any Taxes that are required to be withheld by any applicable law or regulation.

     10.14 NO WAIVER. Executive's failure to insist upon strict compliance with any provision of this Agreement shall not be deemed a waiver of such provision or any other provision of this Agreement. A waiver of any provision of this Agreement shall not be deemed a waiver of any other provision, and any waiver of any default in any such provision shall not be deemed a waiver of any later default thereof or of any other provision.

     10.15 JOINT AND SEVERAL LIABILITY. The obligations of Allstate and AIC to Executive under this Agreement shall be joint and several.

     10.16 NO RIGHTS PRIOR TO EFFECTIVE DATE. Notwithstanding any provision of this Agreement to the contrary, this Agreement shall not entitle Executive to any compensation, severance or other benefits of any kind prior to an Effective Date.

     10.17 ENTIRE AGREEMENt. This Agreement contains the entire understanding of Allstate, AIC and Executive with respect to its subject matter.

     IN WITNESS WHEREOF, Executive, Allstate and AIC have executed this Change of Control Employment Agreement as of the date first above written.


                                    EXECUTIVE


                                    THE ALLSTATE CORPORATION

                                    By:
                                    Title:

                                    ALLSTATE INSURANCE COMPANY

                                    By:
                                    Title:

                                                                     EXHIBIT 15
To the Board of Directors and Shareholders of The Allstate Corporation:


We have reviewed, in accordance with standards established by the American Institute of Certified Public Accountants, the unaudited interim condensed consolidated financial statements of The Allstate Corporation and subsidiaries for the three-month periods ended March 31, 1999 and 1998, as indicated in our report dated May 13, 1999; because we did not perform an audit, we expressed no opinion on such financial statements.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated by reference in Registration Statement Nos. 333-34583 and 333-61817 on Form S-3 and Registration Statement Nos. 33-77928, 33-93758, 33-93760, 33-93762, 33-99132, 33-99136, 33-99138, 333-04919, 333-16129, 333-23309,
333-40283, 333-40285 and 333-40289 on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration
Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

Deloitte & Touche LLP

Chicago, Illinois
May 13, 1999