Form 10-Q
period 1999-06-30
ALLSTATE CORP
filed 1999-08-12
CIK 899051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11840

THE ALLSTATE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3871531
(State of Incorporation)	(I.R.S. Employer Identification No.)

2775 Sanders Road, Northbrook, Illinois	60062
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: 847/402-5000

REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  [X]              NO  ____

AS OF JULY 31, 1999, THE REGISTRANT HAD 798,355,323 COMMON SHARES, $.01 PAR VALUE, OUTSTANDING.

THE ALLSTATE CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 1999

		PAGE

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations for the Three Month and Six Month Periods Ended June 30, 1999 and 1998 (unaudited)	1

	Condensed Consolidated Statements of Financial Position as of June 30, 1999 (unaudited) and December 31, 1998	2

	Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 1999 and 1998 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

	Independent Accountants’ Review Report	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Part II	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 6.	Exhibits and Reports on Form 8-K	26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30, 1999

	1999	1998	1999	1998

	(Unaudited)		(Unaudited)

(In millions, except per share data)

Revenues
Property-liability insurance premiums earned	$4,903	$4,818	$9,755	$9,565
Life and annuity premiums and contract charges	369	388	754	741
Net investment income	1,014	975	1,985	1,939
Realized capital gains and losses	306	358	905	744

	6,592	6,539	13,399	12,989

Costs and expenses
Property-liability insurance claims and claims expense	3,531	3,456	6,852	6,759
Life and annuity contract benefits	598	596	1,204	1,171
Amortization of deferred policy acquisition costs	797	754	1,590	1,478
Operating costs and expenses	525	520	1,077	986
Interest expense	28	28	58	60

	5,479	5,354	10,781	10,454

Gain on disposition of operations	10	87	10	87

Income from operations before income tax expense, dividends on preferred securities, and equity in net income of unconsolidated subsidiary	1,123	1,272	2,628	2,622

Income tax expense	343	378	804	792

Income before dividends on preferred securities and equity in net income of unconsolidated subsidiary	780	894	1,824	1,830

Dividends on preferred securities of subsidiary trusts	(10)	(10)	(19)	(19)

Equity in net income of unconsolidated subsidiary	—	1	—	10

Net income	$770	$885	$1,805	$1,821

Earnings per share:

Net income per share — basic	$0.96	$1.06	$2.23	$2.16

Weighted average shares — basic	807.2	837.3	810.4	841.3

Net income per share — diluted	$0.95	$1.05	$2.22	$2.15

Weighted average shares — diluted	810.5	841.9	813.7	846.0

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
	1999	1998

	(Unaudited)

(In millions, except par value data)

Assets
Investments
Fixed income securities, at fair value (amortized cost $52,114 and $49,946)	$53,643	$53,560
Equity securities, at fair value (cost $4,396 and $4,231)	6,251	6,421
Mortgage loans	3,743	3,458
Short-term	2,265	2,477
Other	620	609

Total investments	66,522	66,525

Cash	254	258
Premium installment receivables, net	3,201	3,082
Deferred policy acquisition costs	3,368	3,096
Reinsurance recoverables, net	1,954	1,932
Accrued investment income	794	751
Deferred income taxes	22	—
Property and equipment, net	834	803
Other assets	1,217	1,146
Separate Accounts	11,248	10,098

Total assets	$89,414	$87,691

Liabilities
Reserve for property-liability insurance claims and claims expense	$16,737	$16,881
Reserve for life-contingent contract benefits	7,279	7,601
Contractholder funds	22,262	21,133
Unearned premiums	6,535	6,425
Claim payments outstanding	763	778
Other liabilities and accrued expenses	5,049	4,578
Deferred income taxes	—	461
Short-term debt	219	393
Long-term debt	1,355	1,353
Separate Accounts	11,248	10,098

Total liabilities	71,447	69,701

Commitments and Contingent Liabilities (Notes 2 and 4)

Mandatorily Redeemable Preferred Securities of Subsidiary Trusts	750	750

Shareholders’ equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2 billion shares authorized and 900 million issued, 804 million and 818 million shares outstanding	9	9
Additional capital paid-in	3,101	3,102
Retained income	16,052	14,490
Deferred ESOP expense	(216)	(252)
Treasury stock, at cost (96 million and 82 million shares)	(3,575)	(3,065)

Accumulated other comprehensive income:
Unrealized net capital gains	1,883	2,994
Unrealized foreign currency translation adjustments	(37)	(38)

Total accumulated other comprehensive income	1,846	2,956

Total shareholders’ equity	17,217	17,240

Total liabilities and shareholders’ equity	$89,414	$87,691

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,

	1999	1998

	(Unaudited)

(in millions)

Cash flows from operating activities
Net income	$1,805	$1,821

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(7)	(16)
Realized capital gains and losses	(905)	(744)
Gain on disposition of operations	(10)	(87)
Interest credited to contractholder funds	660	627

Changes in:
Policy benefit and other insurance reserves	(245)	(230)
Unearned premiums	109	45
Deferred policy acquisition costs	(88)	(109)
Premium installment receivables, net	(119)	(94)
Reinsurance recoverables, net	(23)	96
Income taxes payable	243	(159)
Other operating assets and liabilities	(289)	108

Net cash provided by operating activities	1,131	1,258

Cash flows from investing activities
Proceeds from sales
Fixed income securities	8,775	7,431
Equity securities	5,225	2,569
Real estate	—	86
Investment collections
Fixed income securities	3,375	3,144
Mortgage loans	173	189
Investment purchases
Fixed income securities	(14,140)	(11,422)
Equity securities	(4,571)	(1,921)
Mortgage loans	(453)	(329)
Change in short-term investments, net	785	375
Change in other investments, net	(12)	(46)
Acquisition of subsidiary	—	(275)
Proceeds from disposition of operations	—	49
Purchases of property and equipment, net	(104)	(78)

Net cash used in investing activities	(947)	(228)

Cash flows from financing activities
Change in short-term debt, net	(174)	37
Repayment of long-term debt	—	(300)
Proceeds from issuance of long-term debt	2	501
Contractholder fund deposits	2,439	1,516
Contractholder fund withdrawals	(1,712)	(1,652)
Dividends paid	(233)	(218)
Treasury stock purchases	(551)	(885)
Other	41	52

Net cash used in financing activities	(188)	(949)

Net increase in cash	(4)	81

Cash at beginning of period	258	220

Cash at end of period	$254	$301

Supplemental disclosure of noncash information
Conversion of Automatically Convertible Equity Securities to common shares of The PMI Group, Inc.	$—	$357

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

      The accompanying condensed consolidated financial statements include the accounts of The Allstate Corporation and its wholly owned subsidiaries, primarily Allstate Insurance Company (“AIC”), a property-liability insurance company with various property-liability and life and savings subsidiaries, including Allstate Life Insurance Company (collectively referred to as the “Company” or “Allstate”).

      The condensed consolidated financial statements and notes as of June 30, 1999, and for the three month and six month periods ended June 30, 1999 and 1998 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Appendix C of the 1999 Notice of Annual Meeting and Proxy Statement and incorporated by reference in the Annual Report on Form 10-K for 1998. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

      Effective January 1, 1999, the Company adopted Statement of Position (“SOP”) 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments.” The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The adoption of this statement had an immaterial impact on the Company’s results of operations and financial position.

      In July 1999, the Financial Accounting Standards Board (“FASB”) delayed the effective date of Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. The delay was effected through the issuance of SFAS No. 137, which extends the effective date of the SFAS No. 133 requirements to fiscal years beginning after June 15, 2000. As such, the Company plans to adopt the provisions of SFAS No. 133 as of January 1, 2001. Based on existing interpretations of the requirements of SFAS No. 133, the impact of adoption is not expected to be material to the results of operations or financial position of the Company.

      To conform with the 1999 presentation, certain amounts in the prior years’ financial statements and notes have been reclassified.

2.  Reserve for Property-Liability Insurance Claims and Claims Expense

      The Company establishes reserves for claims and claims expense on reported and unreported claims of insured losses. These reserve estimates are based on known facts and interpretation of circumstances, including the Company’s experience with similar cases and historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions and public attitudes. The effects of inflation are implicitly considered in the reserving process.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      Catastrophes are an inherent risk of the property-liability insurance business which have contributed, and will continue to contribute, to material year-to-year fluctuations in the Company’s results of operations and financial position. The level of catastrophe losses experienced in any year cannot be predicted and could be material to the results of operations, liquidity and financial position.

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

      In 1986, the general liability policy form used by Allstate and others in the property-liability industry was amended to introduce an “absolute pollution exclusion,” which excluded coverage for environmental damage claims and added an asbestos exclusion. Most general liability policies issued prior to 1987 contain annual aggregate limits for product liability coverage, and policies issued after 1986 also have an annual aggregate limit as to all coverages. Allstate’s experience to date is that these policy form changes have effectively limited its exposure to environmental and asbestos claim risks assumed, as well as primary commercial coverages written, for most policies written in 1986 and all policies written after 1986. Allstate’s reserves for environmental and asbestos claims were $1.08 billion and $1.10 billion at June 30, 1999 and December 31, 1998, net of reinsurance recoverables of $440 million and $426 million, respectively.

      Management believes its net loss reserves for environmental, asbestos and mass tort claims are appropriately established based on available facts, technology, laws and regulations. However, due to the inconsistencies of court coverage decisions, plaintiffs’ expanded theories of liability, the risks inherent in major litigation and other uncertainties, the ultimate cost of these claims may vary materially from the amounts currently recorded, resulting in an increase in the loss reserves. In addition, while the Company believes that improved actuarial techniques and databases have assisted in its ability to estimate environmental, asbestos and mass tort net loss reserves, these refinements may subsequently prove to be inadequate indicators of the extent of probable loss. Due to the uncertainties and factors described above, management believes it is not practicable to develop a meaningful range for any such additional net loss reserves that may be required.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.  Reinsurance

      Property-liability insurance premiums and life and annuity premiums and contract charges are net of the following reinsurance ceded:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	1999	1998	1999	1998

(In millions)

Property-liability premiums	$100	$114	$202	$224
Life and annuity premiums and contract charges	56	43	95	89

      Property-liability insurance claims and claims expense and life and annuity contract benefits are net of the following reinsurance recoveries:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	1999	1998	1999	1998

(In millions)

Property-liability insurance claims and claims expense	$73	$77	$171	$143
Life and annuity contract benefits	31	26	66	62

4.  Regulation and Legal Proceedings

      The Company’s insurance businesses are subject to the effects of a changing social, economic and regulatory environment. Public and regulatory initiatives have varied and have included efforts to adversely influence and restrict premium rates, restrict the Company’s ability to cancel policies, impose underwriting standards and expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

      Allstate and plaintiffs’ representatives have agreed to settle certain civil suits filed in California, including a class action, related to the 1994 Northridge, California earthquake. The settlement received final approval from the Superior Court of the State of California for the County of Los Angeles on June 11, 1999. The plaintiffs in these civil suits challenged licensing and engineering practices of certain firms Allstate retained and alleged that Allstate systematically pressured engineering firms to improperly alter their reports to reduce the loss amounts paid to some insureds with earthquake claims. Under the terms of the settlement, Allstate sent notice to approximately 11,500 homeowner customers inviting them to participate in a court-administered program which may allow for review of their claims by an independent engineer and an independent adjusting firm to ensure that they have been properly compensated for all structural damage from the 1994 Northridge earthquake covered under the terms of their Allstate policies. It is anticipated that approximately 2,500 of these customers will ultimately participate in this independent review process. Allstate will also retain an independent consultant to review Allstate’s practices and procedures for handling catastrophe claims, and will establish a charitable foundation devoted to consumer education on loss prevention and consumer protection and other insurance issues. The Company does not expect that the effect of the proposed settlement will exceed the amounts currently reserved.

      In April 1998, Federal Bureau of Investigation agents executed search warrants at three Allstate offices for documents relating to the handling of certain claims for losses resulting from the Northridge

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

earthquake. Allstate received subpoenas issued in April 1998, and in April 1999 from the U.S. District Court for the Central District of California, in connection with a Los Angeles grand jury proceeding, for the production of documents and records relating to the Northridge earthquake. Allstate is cooperating with the investigation. At present, the Company cannot determine the impact of resolving these matters.

      For the past five years, the Company has been distributing to certain PP&C claimants, documents regarding the claims process and the role that attorneys may play in that process. Suits challenging the use of these documents have been filed against the Company, including a suit by the Commonwealth of Pennsylvania and purported class actions in seven other states. The suit in Pennsylvania alleged that the Company, by distributing these documents, had engaged in an unauthorized practice of law and violated the Pennsylvania Consumer Protection Law. A Pennsylvania court recently has ruled that Allstate did not engage in the unauthorized practice of law but did permit the Commonwealth to proceed with its case on the claim involving the Consumer Protection Law. In addition to these suits, the Company has received inquires from other states’ attorneys general, bar associations and departments of insurance. In certain states, the Company continues to use these documents after agreeing to make certain modifications. The Company is vigorously defending its rights to use these documents. The outcome of these disputes is currently uncertain.

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

5.  Comprehensive Income

      The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three months ended June 30,

	1999			1998

	Pretax	Tax	After-tax	Pretax	Tax	After-tax

(In millions)

Unrealized capital gains and losses:
Unrealized holding gains (losses) arising during the period	$(490)	$171	$(319)	$205	$(72)	$133
Less: reclassification adjustment for realized net capital gains included in net income	367	(129)	238	305	(107)	198

Unrealized net capital gains (losses)	(857)	300	(557)	(100)	35	(65)
Unrealized foreign currency translation adjustments	—	—	—	8	(3)	5

Other comprehensive income (loss)	$(857)	$300	(557)	$(92)	$32	(60)

Net income			770			885

Comprehensive income			$213			$825

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended June 30,

	1999			1998

			After-			After-
	Pretax	Tax	tax	Pretax	Tax	tax

(In millions)

Unrealized capital gains and losses:
Unrealized holding gains (losses) arising during the period	$(801)	$280	$(521)	$791	$(277)	$514
Less: reclassification adjustment for realized net capital gains included in net income	908	(318)	590	679	(238)	441

Unrealized net capital gains (losses)	(1,709)	598	(1,111)	112	(39)	73
Unrealized foreign currency translation adjustments	2	(1)	1	8	(3)	5

Other comprehensive income (loss)	$(1,707)	$597	(1,110)	$120	$(42)	78

Net income			1,805			1,821

Comprehensive income			$695			$1,899

6.  Business Segments

      Summarized revenues for each of the Company’s business segments are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	1999	1998	1999	1998

(In millions)

Revenues

Property-Liability
Premiums earned
PP&C	$4,903	$4,818	$9,748	$9,565
Discontinued Lines and Coverages	—	—	7	—

Total premiums earned	4,903	4,818	9,755	9,565
Net investment income	439	431	859	869
Realized capital gains and losses	224	226	754	506

Total Property-Liability	5,566	5,475	11,368	10,940

Life and Savings
Premiums and contract charges	369	388	754	741
Net investment income	552	529	1,088	1,047
Realized capital gains and losses	83	126	152	229

Total Life and Savings	1,004	1,043	1,994	2,017

Corporate and Other
Net investment income	23	15	38	23
Realized capital gains and losses	(1)	6	(1)	9

Total Corporate and Other	22	21	37	32

Consolidated Revenues	$6,592	$6,539	$13,399	$12,989

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      Summarized financial performance data for each of the Company’s business segments are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	1999	1998	1999	1998

(In millions)

Income from operations before income taxes and other items

Property-Liability
Underwriting income (loss)
PP&C	$214	$284	$581	$694
Discontinued Lines and Coverages	30	(11)	29	(18)

Total underwriting income	244	273	610	676
Net investment income	439	431	859	869
Realized capital gains and losses	224	226	754	506
Gain on disposition of operations	10	38	10	38

Property-Liability income from operations before income taxes and equity in net income of unconsolidated subsidiary	917	968	2,233	2,089

Life and Savings
Premiums and contract charges	369	388	754	741
Net investment income	552	529	1,088	1,047
Realized capital gains and losses	83	126	152	229
Contract benefits	598	596	1,204	1,171
Operating costs and expenses	189	187	366	342

Life and Savings income from operations before income taxes	217	260	424	504

Corporate and Other
Net investment income	23	15	38	23
Realized capital gains and losses	(1)	6	(1)	9
Gain on disposition of operations	—	49	—	49
Operating costs and expenses	33	26	66	52

Corporate and Other income (loss) from operations before income taxes and dividends on preferred securities	(11)	44	(29)	29

Consolidated income from operations before income taxes and other items	$1,123	$1,272	$2,628	$2,622

7.  Pending Acquisitions

      In June 1999, the Company announced it had agreed to acquire the personal lines auto and homeowners insurance business of CNA Financial Corporation (“CNA”). This business had premium revenue in 1998 of $1.7 billion and distributes its auto and homeowners insurance products through a network of 3,800 independent agents in 43 states. Allstate will make a cash payment of approximately $140 million to CNA for the business and has an option to acquire certain licensed companies in the future, and will pay a marketing royalty to CNA for the use of their brand name and distribution system for a period of six years. In addition, the Company will utilize approximately $950 million of its capital to support the new venture, which will be known as CNA Personal Insurance. This transaction is expected to close in the third quarter of 1999. The transaction is subject to approval by requisite regulatory authorities and other customary conditions.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      In July 1999, Allstate announced it had agreed to acquire all of the outstanding shares of American Heritage Life Investment Corp. (“American Heritage Life”) for $1.1 billion. Pursuant to the terms of the merger, the Company will pay $32.25 in stock or cash for each share of American Heritage Life and will assume American Heritage Life’s obligations under its outstanding mandatorily redeemable preferred securities. Shareholders owning approximately 39 percent of the outstanding American Heritage Life common stock have agreed to vote in favor of the acquisition and against any other proposed acquisition from a third party for a period of six months. Furthermore, American Heritage Life has granted an option to Allstate to acquire newly issued shares of American Heritage Life, exercisable in certain circumstances involving a third party’s interference with the transaction. American Heritage Life specializes in selling life, health and disability insurance to individuals through work-site marketing. This transaction is expected to be completed by the end of 1999. The transaction is subject to approval by the American Heritage Life shareholders, requisite regulatory authorities and other customary conditions.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Shareholders of

The Allstate Corporation:

      We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries as of June 30, 1999, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company’s management.

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

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended, not presented herein. In our report dated February 19, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

Deloitte & Touche LLP

Chicago, Illinois

August 12, 1999

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the
Three Month and Six Month Periods Ended June 30, 1999 and 1998

      The following discussion highlights significant factors influencing results of operations and changes in financial position of The Allstate Corporation (the “Company” or “Allstate”). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation Annual Report on Form 10-K for 1998 and in Appendix C of the 1999 Notice of Annual Meeting and Proxy Statement.

Consolidated Revenues

	Three months ended		Six months ended
	June 30,		June 30,

	1999	1998	1999	1998

(In millions)

Property-Liability insurance premiums earned	$4,903	$4,818	$9,755	$9,565
Life and Savings premiums and contract charges	369	388	754	741
Net investment income	1,014	975	1,985	1,939
Realized capital gains and losses	306	358	905	744

Total revenues	$6,592	$6,539	$13,399	$12,989

      Consolidated revenues increased .8% in the second quarter of 1999, and 3.2% for the first half of 1999 compared to the same periods in 1998. During the quarter, increased Property-Liability insurance premiums earned were partially offset by lower realized capital gains. For the first half of 1999 the increase was primarily due to increased Property-Liability insurance premiums earned and realized capital gains.

Consolidated Net Income

      Net income for the second quarter of 1999 was $770 million, or $.95 per diluted share, compared with $885 million, or $1.05 per diluted share, for the second quarter of 1998. The decrease was due to lower realized capital gains in the current year and increased Property-Liability losses, while the Company’s stock repurchase program contributed positively to earnings per share results. In addition, the second quarter of 1998 benefited from a gain recognized on the settlement of convertible securities.

      Net income for the first half of 1999 was $1.81 billion, or $2.22 per diluted share, compared with $1.82 billion, or $2.15 per diluted share, for the same period in 1998. During the period, growth in Property-Liability earned premiums and higher realized capital gains were more than offset by increased Property-Liability claims and claims expenses, and Property-Liability operating costs and expenses, while the Company’s stock repurchase program contributed positively to earnings per share results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Month and Six Month Periods Ended June 30, 1999 and 1998

Property-Liability Operations

Overview

      The Company’s Property-Liability operations consist of two principal business segments: Personal Property and Casualty (“PP&C”) and Discontinued Lines and Coverages (“Discontinued Lines and Coverages”). PP&C is principally engaged in the sale of private passenger auto and homeowners insurance to individuals in both the United States and in other countries. Discontinued Lines and Coverages consists of business no longer written by Allstate, including results from environmental, asbestos and mass tort exposures, mortgage pool insurance business and other commercial business in run-off. Such groupings of financial information are consistent with that used internally for evaluating segment performance and determining the allocation of resources.

      Underwriting results for each of the Property-Liability business segments are discussed separately beginning on page 14.

      Unaudited summarized financial data and key operating ratios for the Company’s Property-Liability operations for the three month and six month periods ended June 30, are set forth in the following table:

	Three months ended		Six months ended
	June 30,		June 30,

	1999	1998	1999	1998

(In millions, except ratios)

Premiums written	$5,027	$4,924	$9,866	$9,669

Premiums earned	$4,903	$4,818	$9,755	$9,565
Claims and claims expense	3,531	3,456	6,852	6,759
Operating costs and expenses	1,128	1,089	2,293	2,130

Underwriting income	244	273	610	676
Net investment income	439	431	859	869
Income tax expense on operations	170	183	382	419

Operating income	513	521	1,087	1,126
Realized capital gains and losses, after-tax	142	147	486	329
Gain(loss) on disposition of operations, after-tax	(14)	25	(14)	25
Equity in net income of unconsolidated subsidiary	—	1	—	10

Net income	$641	$694	$1,559	$1,490

Catastrophe losses	$276	$303	$402	$422

Operating ratios
Claims and claims expense (“loss”) ratio	72.0	71.7	70.2	70.6
Expense ratio	23.0	22.6	23.5	22.3

Combined ratio	95.0	94.3	93.7	92.9

Effect of catastrophe losses on combined ratio	5.6	6.3	4.1	4.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Month and Six Month Periods Ended June 30, 1999 and 1998

Net Investment Income and Realized Capital Gains

      Net investment income increased 1.9% to $439 million in the second quarter of 1999, compared to $431 million in the same period last year. The increase during the period reflected positive cash flows from operations, partially offset by lower investment yields. For the six months ended June 30, 1999, net investment income decreased 1.2% to $859 million from $869 million in the first half of 1998. Positive cash flows from operations, which typically increase the investment portfolio, were offset by the impact of increased dividends paid to The Allstate Corporation during the last twelve months, and lower investment yields. The lower investment yields are due, in part, to the investment of proceeds from calls and maturities and the investment of positive cash flows from operations in securities yielding less than the average portfolio rate. In relatively low interest rate environments, funds from called or maturing investments may be reinvested at interest rates lower than those which prevailed when the funds were previously invested, resulting in lower investment yields.

      Net realized capital gains for the second quarter of 1999 were $142 million after-tax versus $147 million after-tax for the same period in 1998. For the first six months of 1999, realized capital gains were $486 million after-tax compared with $329 million after-tax for the same period in 1998. Period to period fluctuations in realized capital gains are largely due to the timing of sales decisions reflecting management’s view of the positioning of the portfolio, individual securities and overall market conditions.

Underwriting Results

      PP&C— Summarized financial data and key operating ratios for Allstate’s PP&C are as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	1999	1998	1999	1998

(In millions, except ratios)
Premiums written	$5,027	$4,924	$9,859	$9,669

Premiums earned	$4,903	$4,818	$9,748	$9,565
Claims and claims expense	3,565	3,454	6,883	6,755
Operating costs and expenses	1,124	1,080	2,284	2,116

Underwriting income	$214	$284	$581	$694

Catastrophe losses	$276	$303	$402	$422

Operating ratios
Claims and claims expense (“loss”) ratio	72.7	71.7	70.6	70.6
Expense ratio	22.9	22.4	23.4	22.1

Combined ratio	95.6	94.1	94.0	92.7

Effect of catastrophe losses on combined ratio	5.6	6.3	4.1	4.4

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

      The Company’s marketing strategy for auto and homeowners varies by geographic area. The strategy for auto is to grow business more rapidly in areas where the regulatory climate is more conducive to

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Month and Six Month Periods Ended June 30, 1999 and 1998

attractive returns. The strategy for homeowners is to manage exposure on policies in areas where the potential loss from catastrophes exceeds acceptable levels. The process to designate geographic areas as growth and limited growth is dynamic and may be revised as changes occur in the legal, regulatory and economic environments, as catastrophe exposure is reduced and as new products are approved and introduced. The Company continuously monitors its designated growth and limited growth areas, and adjusts its actions including limiting premium growth, as necessary, to maintain acceptable catastrophe exposure levels in these areas. The areas currently designated as auto limited growth markets represent an insignificant percentage of the total United States population. As a result of the Company’s success in introducing policy changes and purchasing catastrophe reinsurance coverage, the homeowners limited growth markets have been reduced to areas where less than 4% of the United States population resides.

      PP&C premiums written increased 2.1% in the second quarter, and 2.0% for the first half of 1999, respectively, compared to the same periods in 1998. The increase for both periods was due to an increase in policies in force (unit sales), partially offset by decreases in average auto premiums.

      Standard auto premiums written were $2.74 billion in the second quarter of 1999, compared to $2.75 billion for the same period in 1998. For the six month period ending June 30, 1999, standard auto premiums were $5.57 billion compared with $5.56 billion for 1998. For both periods increased unit sales were offset by decreases in average premiums. Favorable loss trends, competitive considerations and regulatory pressures in some states have affected the Company’s ability to maintain rates at historical levels. The Company has filed, or plans to file in 1999, rate changes including decreases in several key states, which are expected to continue to adversely impact average premium growth in 1999 as compared to the prior year. In addition, the Company is subject to regulated rate and coverage reductions in the state of New Jersey which became effective in the first half of 1999. Excluding New Jersey, the total standard auto premiums written increased approximately 1.7% in the second quarter of 1999 as compared to the second quarter of 1998. For the six months ended June 30, 1999, standard auto premiums written excluding New Jersey increased approximately 1.7% over the first six months of 1998. Additional discussion of the New Jersey changes is included in the Other Developments section on page 23.

      Non-standard auto premiums written increased 4.4% to $875 million in the second quarter of 1999, from $838 million for the same period in 1998. For the six month period, non-standard auto premiums written increased 3.1% to $1.73 billion compared with $1.68 billion for 1998. The increase during both periods was driven by an increase in policies in force, partially offset by a decrease in average premiums. Management believes non-standard auto premiums written continue to be adversely impacted by competitive pressures.

      Homeowners premiums written for the second quarter were $891 million, an increase of 5.4% from the second quarter 1998 premiums of $845 million. For the first half of 1999, homeowners premiums written were $1.59 billion, an increase of 5.1% compared to the same period last year. The increase was driven by increased policies in force and average premiums. The higher average premiums were primarily due to rate increases.

      For the second quarter of 1999, PP&C had underwriting income of $214 million versus $284 million for the second quarter of 1998. Underwriting income for the six month period ended June 30, 1999 was $581 million compared to $694 million for the first half of last year. Underwriting income decreased in both periods as earned premium growth was more than offset by increased auto claim frequency, unfavorable homeowners severity and increased expenses. Auto claim severity growth was below the growth of relevant cost indices related to medical services, auto body work and used car prices.

      Catastrophe Losses and Catastrophe Management — Catastrophe losses for the second quarter of 1999 were $276 million compared with $303 million for the same period in 1998. For the first half of 1999, catastrophe losses were $402 million, a decrease of $20 million compared to the same period last year. The level of catastrophe losses experienced in any year cannot be predicted and could be material to

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Month and Six Month Periods Ended June 30, 1999 and 1998

results of operations and financial position. The Company has experienced two severe catastrophes in the past ten years which each resulted in losses of approximately $2.00 billion. While management believes the Company’s catastrophe management initiatives will greatly reduce the severity of possible future losses, the Company continues to be exposed to catastrophes which could be of similar or greater magnitude.

      The establishment of appropriate reserves for catastrophes, as for all outstanding property-liability claims, is an inherently uncertain process. Catastrophe reserve estimates are regularly reviewed and updated, using the most current information. Any resulting adjustments, which may be material, are reflected in current operations.

      Allstate has implemented initiatives to limit, over time, its insurance exposures in certain regions prone to catastrophes, subject to the requirements of insurance laws and regulations and as limited by competitive considerations. These initiatives include limits on new business production, limitations on certain policy coverages, increases in deductibles, policy brokering and participation in catastrophe pools. In addition, Allstate has requested and received rate increases and has expanded its use of or the level of deductibles in certain regions prone to catastrophes. The Company has made substantial progress in reducing its exposure to catastrophes in Florida, California and the northeastern portion of the United States (“Northeast”).

      For Allstate, major areas of potential losses due to hurricanes include major metropolitan centers near the eastern and gulf coasts of the United States. Allstate Floridian Insurance Company (“Floridian”) and Allstate Floridian Indemnity Company (“AFI”) were formed to sell and service Allstate’s Florida residential property policies, and have access to reimbursements, and exposure to assessments from the Florida Hurricane Catastrophe Fund. In addition, Floridian and AFI are subject to assessments from the Florida Windstorm Underwriting Association and the Florida Property and Casualty Joint Underwriting Association which are organizations created to provide coverage for catastrophic losses to property owners unable to obtain coverage in the private market.

      Exposure to potential earthquake losses in California is limited by the Company’s participation in the California Earthquake Authority (“CEA”), except for losses incurred on coverages not covered by the CEA. Other areas in the United States for which Allstate faces exposure to potential earthquake losses include areas surrounding the New Madrid fault system in the Midwest and faults in and surrounding Seattle, Washington and Charleston, South Carolina. Allstate continues to evaluate alternative business strategies to more effectively manage its exposure to catastrophe losses in these and other areas.

      Discontinued Lines and Coverages — Underwriting results for Discontinued Lines and Coverages are summarized below:

	Three months ended		Six months ended
	June 30,		June 30,

	1999	1998	1999	1998

(In millions)

Underwriting income (loss)	$30	$(11)	$29	$(18)

      Discontinued Lines and Coverages consists of business no longer written by Allstate, including results from environmental, asbestos and mass tort exposures, mortgage pool business and other commercial business in run-off.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Month and Six Month Periods Ended June 30, 1999 and 1998

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

      Summarized financial data for Life and Savings operations and investments at or for the three month and six month periods ended June 30, are illustrated in the following table:

	Three months ended		Six months ended
	June 30,		June 30,

	1999	1998	1999	1998

(In millions)

Statutory premiums and deposits	$2,035	$1,676	$3,546	$2,880

Investments	$32,039	$30,820	$32,039	$30,820
Separate Account assets	11,248	9,159	11,248	9,159

Investments including Separate Account assets	$43,287	$39,979	$43,287	$39,979

Premiums and contract charges	$369	$388	$754	$741
Net investment income	552	529	1,088	1,047
Contract benefits	598	596	1,204	1,171
Operating costs and expenses	175	173	338	325

Income from operations	148	148	300	292
Income tax expense on operations	49	45	102	96

Operating income	99	103	198	196
Realized capital gains and losses, after-tax (1)	43	68	80	132

Net income	$142	$171	$278	$328

(1)	Net of the effect of related amortization of deferred policy acquisition costs.

   Statutory premiums and deposits, which includes premiums and deposits for all products, are utilized to analyze sales trends. The following table summarizes statutory premiums and deposits by product line for the three month and six month periods ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,

	1999	1998	1999	1998

(In millions)

Life products
Universal	$189	$261	$383	$446
Traditional	85	83	159	155
Other	160	56	303	113

Annuity products
Fixed	585	420	1,061	726
Variable	588	464	970	858

Group pension products	428	392	670	582

Total	$2,035	$1,676	$3,546	$2,880

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Month and Six Month Periods Ended June 30, 1999 and 1998

      Total statutory premiums and deposits increased $359 million, or 21.4%, in the second quarter of 1999 compared with the same period last year primarily due to higher sales of both fixed and variable annuities. For the first half of 1999, total statutory premiums increased $666 million, or 23.1%, compared to the same period in 1998 due to increased sales of fixed annuities, life products and variable annuities. Fixed annuity sales for the second quarter and first half of 1999 increased 39.3% and 46.1%, over the same periods in 1998 respectively, primarily due to the introduction of new products and new marketing partnerships in the independent agent and banking distribution channels. Variable annuity statutory premiums for the three month and six month periods ended June 30, 1999 increased $124 million and $112 million, respectively, compared to the same periods last year. For both periods the increase was driven by sales via the Putnam Investments alliance, which began in May 1999, and in the independent agent distribution channel. For the first half of 1999, statutory premiums for life products increased $131 million over the same period last year due primarily to the introduction of a bank-owned life product.

      Under generally accepted accounting principles (“GAAP”), revenues exclude deposits on most annuity contracts and premiums on universal life policies, and will vary with the mix of business sold during the period. Premiums and contract charges were $369 million for the second quarter of 1999 compared with $388 million for the same period last year. Increased contract charges, primarily from universal life and variable annuity products, were more than offset by lower premiums from structured settlement annuities with life contingencies. For the first half of 1999, premiums and contract charges were $754 million versus $741 for the first half of 1998. Higher universal life and variable annuity contract charges were partially offset by lower premiums from structured settlement annuities with life contingencies.

      Pretax net investment income increased 4.3% in the second quarter of 1999 and 3.9% in the first half of 1999 compared with the same periods last year as higher investment balances were partially offset by lower investment yields. Investments at June 30, 1999, excluding Separate Accounts and unrealized gains on fixed income securities, grew 7.9% from the same period last year. Lower investment yields are due, in part, to the investment of proceeds from calls and maturities and the investment of positive cash flows from operations in securities yielding less than the average portfolio rate. In relatively low interest rate environments, funds from called or maturing investments may be reinvested at interest rates lower than those which prevailed when the funds were previously invested, resulting in lower investment yields.

      Operating income was $99 million for the second quarter of 1999 compared to $103 million for the same period last year. Increased investment income was offset by less favorable mortality experience. For the first half of 1999, operating income increased slightly to $198 million compared to $196 million for the same period last year as increased investment income was partially offset by less favorable mortality experience.

      Realized capital gains and losses after-tax, for the three month and six month periods ended June 30, 1999 were $43 million and $80 million respectively, compared to $68 million and $132 million during the same periods in 1998. The decrease in realized capital gains and losses for both periods was due primarily to lower gains from equity linked investments, increased losses on dispositions and writedowns on certain fixed income securities.

Liquidity and Capital Resources

Capital Resources

      The Company maintains two credit facilities totaling $1.55 billion as a potential source of funds to meet short-term liquidity requirements, including a $1.50 billion, five-year revolving line of credit, expiring in 2001 and a $50 million, one-year revolving line of credit expiring in 2000. In order to borrow on the five-year line of credit, Allstate Insurance Company (“AIC”) is required to maintain a specified

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Month and Six Month Periods Ended June 30, 1999 and 1998

statutory surplus level, and the Company’s debt to equity ratio (as defined in the agreement) must not exceed a designated level. These requirements are currently being met, and management expects to continue to meet them in the future. Allstate also has a commercial paper program with an authorized borrowing limit of up to $1.00 billion to cover its short-term cash needs. The majority of the proceeds from the issuance of commercial paper have been used by the insurance operations for general corporate purposes. At June 30, 1999, the Company had outstanding commercial paper borrowings of $219 million. Total borrowings under the combined commercial paper program and line of credit are limited to $1.55 billion.

      The Company currently has a shelf registration statement, filed with the Securities and Exchange Commission in August 1998, under which up to $2.00 billion of debt securities, preferred stock or debt warrants may be issued. No securities have been issued under this registration statement.

      The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company, receipt of dividends from AIC and other relevant factors. The payment of shareholder dividends by AIC without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that AIC can distribute during 1999 without prior approval of the Illinois Department of Insurance is $2.96 billion. In the twelve months beginning August 1, 1998, AIC has paid approximately $2.51 billion in dividends to The Allstate Corporation, and at July 31, 1999, has remaining capacity to pay an additional $447 million in dividends. This capacity will vary during the year as dividends previously paid are excluded from the calculation after twelve months, and decrease as AIC continues to pay dividends. AIC intends to continue to pay dividends in advance of Corporate funding requirements and up to the maximum amount allowed without requiring prior approval. Dividends paid have historically been used for general corporate purposes including the Company’s stock repurchase program.

      In June 1999, the Company announced it had agreed to acquire the personal lines auto and homeowners insurance business of CNA Financial Corporation (“CNA”). This business had premium revenue in 1998 of $1.7 billion and distributes its auto and homeowners insurance products through a network of 3,800 independent agents in 43 states. Allstate will make a cash payment of approximately $140 million to CNA for the business and has an option to acquire certain licensed companies in the future, and will pay a marketing royalty to CNA for the use of their brand name and distribution system for a period of six years. In addition, the Company will utilize approximately $950 million of its capital to support the new venture. This transaction is expected to close in the third quarter of 1999. The transaction is subject to approval by requisite regulatory authorities and other customary conditions.

      In July 1999, Allstate announced it had agreed to acquire all of the outstanding shares of American Heritage Life Investment Corp. (“American Heritage Life”) for approximately $1.1 billion. Pursuant to the terms of the merger, the Company will pay $32.25 in The Allstate Corporation stock or cash for each share of American Heritage Life and will assume American Heritage Life’s obligations under its outstanding mandatorily redeemable preferred securities. American Heritage Life specializes in selling life, health and disability insurance to individuals through work-site marketing. This transaction is expected to be completed by the end of 1999. The transaction is subject to approval by the American Heritage Life shareholders, requisite regulatory authorities and other customary conditions.

      During the second quarter of 1999, the Company purchased approximately 8.2 million shares of its common stock, as part of its stock repurchase program, at a cost of $299 million. This program, announced in August 1998, is for a total of $2.00 billion and is planned to be completed on or before December 31, 2000. At June 30, 1999, this program was approximately 40.6% complete. In July 1999, the Company announced an additional stock repurchase program designed to repurchase in advance, the shares needed to fulfill the requirements of the American Heritage Life acquisition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Month and Six Month Periods Ended June 30, 1999 and 1998

Liquidity

      Surrenders and withdrawals for Life and Savings were $618 million and $1.29 billion for the three month and six month periods ended June 30, 1999, compared to $554 million and $1.06 billion for the same periods in 1998. As the Company’s interest-sensitive life policies and annuity contracts in-force grow and age, the dollar amount of surrenders and withdrawals could increase.

Investments

      The composition of the investment portfolio at June 30, 1999, at financial statement carrying values, is presented in the table below:

					Corporate
	Property-Liability		Life and Savings		and Other		Total

		Percent		Percent		Percent		Percent
		to total		to total		to total		to total

(In millions)

Fixed income securities(1)	$25,547	77.4%	$26,705	83.3%	$1,391	93.7%	$53,643	80.6%
Equity securities	5,684	17.2	565	1.8	2	0.1	6,251	9.4
Mortgage loans	204	0.7	3,539	11.0	—	—	3,743	5.6
Short-term	1,549	4.7	624	2.0	92	6.2	2,265	3.4
Other	14	—	606	1.9	—	—	620	1.0

Total	$32,998	100.0%	$32,039	100.0%	$1,485	100.0%	$66,522	100.0%

(1)	Fixed income securities are carried at fair value. Amortized cost for these securities was $25.0 billion, $25.7 billion and $1.4 billion for Property-Liability, Life and Savings, and Corporate and Other, respectively.

   Total investments decreased to $66.52 billion at June 30, 1999 from $66.53 billion at December 31, 1998. Property-Liability investments decreased $735 million to $33.00 billion at June 30, 1999 from $33.73 billion at December 31, 1998, due to a decrease in unrealized gains in both the fixed income and equity securities portfolios. Life and Savings investments at June 30, 1999, increased $274 million to $32.04 billion from $31.77 billion at December 31, 1998. This increase was primarily attributable to amounts invested from positive cash flows generated from operations, partially offset by a decrease in unrealized capital gains in both the fixed income and equity securities portfolios.

      Nearly 93.7% of the Company’s fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having an NAIC rating of 1 or 2, a Moody’s rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

YEAR 2000

      The Company is heavily dependent upon complex computer systems and equipment for all phases of its operations, including product distribution, customer service, insurance processing, underwriting, loss reserving, investments and other enterprise systems. Since many older computer software programs recognize only the last two digits of the year in any date, some software may fail to operate properly in or after the year 1999 if the software is not reprogrammed, remediated, or replaced (“Year 2000”). Also, many systems and equipment that are not typically thought of as computer-related (referred to as “non-IT”) contain embedded hardware or software that may have a Year 2000 sensitive component. Allstate believes that many of its counterparties and suppliers also have Year 2000 issues and non-IT issues which could affect the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Month and Six Month Periods Ended June 30, 1999 and 1998

      In 1995, the Company commenced a plan consisting of four phases which are intended to mitigate and/or prevent the adverse affects of the Year 2000 issues on its systems and equipment: 1) inventory and assessment of affected systems and equipment, 2) remediation and compliance of systems and equipment through strategies that include the replacement or enhancement of existing systems, upgrades to operating systems already covered by maintenance agreements and modifications to existing systems to make them Year 2000 compliant, 3) testing of systems and equipment using clock-forward testing for both current and future dates and for dates which trigger specific processing, and 4) contingency planning to address possible adverse scenarios and the potential financial impact to the Company’s results of operations, liquidity or financial position.

      The Company believes that the first three phases of this plan, assessment, remediation and testing, including clock-forward testing which was performed on the Company’s systems and equipment and non-IT, are complete. It is expected that the implementation and rollout of the remediated personal computer environment will continue into the fourth quarter of 1999. In addition, some systems and equipment and non-IT related to discontinued or non-critical functions of the Company are planned to be abandoned by the end of 1999.

      The fourth phase of this plan, contingency planning, is currently in process. Detailed plans have been created in the event that the systems and equipment or major external counterparties and suppliers supporting critical processes are not Year 2000 compliant in or after the year 1999. These plans, created by each corporate function and business unit of the Company, identify and document the risks associated with Year 2000 on their business processes. Appropriate plans have been developed to mitigate those risks. A common inclusion in many of the plans is a description of manual processes and personnel needed in the event of a temporary Year 2000 failure. Contingency plans will be tested appropriately by the corporate function or business unit for their effective operation and for achieving their desired results. In addition, during the third quarter of 1999, the Company’s management is reviewing all corporate function and business units’ plans for accuracy and comprehensiveness. Monitoring of these plans will continue throughout the end of 1999 and beyond, as needed.

      The Company has considered numerous risk scenarios during the contingency planning phase. Through this planning, management believes that the scenario which could be considered the worst case, includes a widespread, prolonged failure of public utility systems which would not only cause power outages for the Company, but also cause telecommunication, banking or external counterparty and supplier service outages. While the company has assessed and will continue to assess data on the utility, telecommunication and banking industries, it acknowledges the possibility that a prolonged widespread outage in any or all of these industries could lead to a worst case scenario. However, Allstate does not consider such prolonged widespread outages to be reasonably likely. Therefore, Allstate has focused its most reasonably likely worst case scenario contingency planning on limited scale outages in order to ensure the ability to deal with risks of likely scenarios. Because Allstate is prepared for outages on a localized basis as part of normal business operations, the Company considers the impacts of this most reasonably likely scenario to be immaterial to the Company’s results of operations, liquidity or financial position.

      Allstate markets its products through a variety of distribution channels, with the core of its distribution system being a broad-based network of approximately 15,500 exclusive agents (including life specialists) in the United States and Canada, and independent agents who offer Allstate products primarily in rural areas not served by Allstate exclusive agents. Life and Savings products are not only distributed through exclusive and independent agents, but also through banks, brokers and direct response marketing. The core of the Company’s distribution system, the exclusive agents, have had their systems included in the Company-wide four phase plan, therefore management believes that assessment, remediation, testing and the creation of contingency plans are complete for the exclusive agency operations’ critical systems.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Month and Six Month Periods Ended June 30, 1999 and 1998

      The Company also relies on thousands of independent agencies in its multiple channel distribution network. These agencies, which are independent of Allstate, have not been directly included in the Company-wide four phase plan, and potentially may not be Year 2000 compliant during or after the year 1999. Because the risk associated with this scenario is diffused across thousands of appointed independent agencies, located throughout the United States, using many different technologies, the impact on the Company’s results of operations, liquidity or financial condition is not determinable.

      In addition, the Company is actively working with its major external counterparties and suppliers, including public utility companies and banks and brokers involved in its distribution channel, to assess their compliance efforts and the Company’s exposure to both their Year 2000 issues and non-IT issues. This assessment has included soliciting external counterparties and suppliers, evaluating responses received and testing third party interfaces and interactions to determine compliance. Currently the Company has solicited, and has received responses from, the majority of its counterparties and suppliers. These responses generally state that they believe they will be Year 2000 compliant and that no transactions will be affected. However, certain vendors are also in ongoing assessment and testing of their products whereby they are currently unable to identify all potential problems in certain products which are used by the Company. The Company believes that these vendors will make no statements regarding their Year 2000 readiness other than to publish declarations addressing specific compliance issues identified with their products. The Company is working with these key vendors and has procedures in place to stay aware of any compliance issues encountered by these vendors. The Company has also decided to test certain interfaces and interactions to gain additional assurance on third party compliance. Currently, the Company does not have sufficient information to determine whether all of its external counterparties and suppliers will be Year 2000 compliant. If they are not Year 2000 compliant, the Company is not able to determine the impact of any consequent losses on its results of operations, liquidity or financial position.

      The Company is also potentially exposed to Year 2000 risks associated with certain personal lines policies that have been issued. While coverage may exist for some Year 2000 related losses under Allstate’s personal auto or homeowners insurance policies, many Year 2000 related losses will not be covered by these policies. Losses incurred due to mere failures of personal electronic devices to function as intended by their manufacturer or distributor, or as expected by the policyholder, are not the type of losses which would be covered by the Company’s personal auto or homeowners insurance policies. Such product failures are considered to be product warranty issues best addressed between the policyholder and the manufacturer or distributor of the products. However, certain other types of Year 2000-related losses may be covered under the Company’s policies, depending upon the particular circumstances of the loss and the type of policy in force at the time of loss. Some of the Company’s homeowners policies, for instance, provide significantly broader protection than others, and therefore may provide coverage for certain types of losses. The Company also is exposed to Year 2000 risks associated with certain commercial policies that have been issued. Since the commercial business written by the Company is not material to the overall results of operations of the Company, management believes that Year 2000-related losses associated with these lines does not pose a material risk to the Company. However, with respect to both personal lines and commercial policies, in determining whether coverage exists in any particular circumstance, all facts of the loss as well as the applicable policy terms, conditions and exclusions will be reviewed. The Company currently does not have sufficient information to determine the impacts of such losses on its results of operations, liquidity or financial position.

      The Company may be exposed to the risk that the issuers of investments in its portfolio will be adversely impacted by Year 2000 issues. The Company assesses the impact which Year 2000 issues have on the Company’s investments as part of due diligence for proposed new investments and in its ongoing review of all current portfolio holdings. Any recommended actions with respect to individual investments are determined by taking into account the potential impact of Year 2000 on the issuer. Based on its current review, the Company believes that although Year 2000 issues may temporarily affect the market or individual issuers, the potential impact of Year 2000 on its investment portfolio will not be material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Month and Six Month Periods Ended June 30, 1999 and 1998

      The Company presently believes that it will resolve the Year 2000 issue in a timely manner. Year 2000 costs are expensed as incurred. The majority of the expenses related to this project have been incurred as of June 30, 1999. The Company estimates that approximately $125 million in costs will be incurred between the years of 1995 and 2000. These amounts include costs directly related to fixing Year 2000 issues, such as modifying software and hiring Year 2000 solution providers, as well as costs incurred to replace certain non-compliant systems which would not have been otherwise replaced.

Other Developments

      In 1997, the Company formed a new company, Allstate New Jersey Insurance Company (“ANJ”), which is dedicated to serving insurance consumers in New Jersey. ANJ became the replacement carrier for AIC and Allstate Indemnity Company (“AI”) in New Jersey. AIC and AI have legally withdrawn from New Jersey. The Certificates of Authority for AIC and AI were officially surrendered as of December 31, 1998 pursuant to the requirement that they run off all policies and claims. In accordance with that legal process, ANJ began absorbing business in New Jersey by offering coverage to customers, and receiving property, commercial and assigned risk policies from AIC and AI in 1998. In December 1998, ANJ began absorbing all voluntary private passenger auto policies, a process that should be complete in 1999. Due to legislative and regulatory reform of the auto insurance system that included regulated rate and coverage reductions effective for new policies written and renewals processed on and after March 22, 1999, ANJ has experienced decreased premiums during the second quarter of 1999. Management expects to see decreases in losses due to this reform as well. The overall impact of these statutory and regulatory changes in the system is intended to lower costs in the state. Until the rating plan and coverage changes are fully implemented, the Company can not be assured of improved results of operations in New Jersey.

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

Pending Accounting Standards

      In July 1999, the Financial Accounting Standards Board (“FASB”) delayed the effective date of Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. The delay was effected through the issuance of SFAS No. 137, which extends the effective date of SFAS No. 133 requirements to fiscal years beginning after June 15, 2000. As such, the Company expects to adopt the provisions of SFAS No. 133 as of January 1, 2001. Based on existing interpretations of the requirements of SFAS No. 133, the impact of adoption is not expected to be material to the results of operations or financial position of the Company.

Forward-looking statements

      The statements contained in this Management’s Discussion and Analysis that are not historical information are forward-looking statements that are based on management’s estimates, assumptions and projections. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes several important factors that could cause the Company’s actual results and experience with respect to forward-looking statements to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Month and Six Month Periods Ended June 30, 1999 and 1998

1.	Management believes that the Company’s catastrophe management initiatives will reduce the severity of possible future losses, that initiatives taken in Florida and the Northeast will reduce the Company’s exposure to catastrophic losses in those areas, and that the Company’s exposure to earthquake losses in California is limited as a result of its participation in the CEA. (See “Catastrophe Losses and Catastrophe Management” beginning at page 15). These beliefs are based in part on the efficacy of techniques adopted by Allstate and the accuracy of the data used by Allstate and the CEA which are designed to predict the probability of catastrophes and the extent of losses to Allstate and the CEA resulting from catastrophes. Catastrophic events may occur in the future which indicate that such techniques and data do not accurately predict Allstate’s or the CEA’s losses from catastrophes. In that event, the probability and extent of such losses may differ materially from that which would have been predicted by such techniques and data.

2.	In order to borrow on the five-year line of credit (see “Liquidity and Capital Resources” at page 18), AIC is required to maintain a specified statutory surplus level and the Company’s debt to equity ratio (as defined in the credit agreement) must not exceed a designated level. Management expects to continue to meet such borrowing requirements in the future. However, the ability of AIC and Allstate to meet these requirements is dependent upon the economic well-being of AIC. Should AIC sustain significant losses from catastrophes, its and Allstate’s ability to continue to meet these credit agreement requirements could be adversely affected. Consequently, Allstate’s right to draw upon the five-year line of credit could be diminished or eliminated during a period when it would be most in need of financial resources.

3.	The Company presently believes that it will resolve the Year 2000 issues affecting its computer operations in a timely manner, and that the costs incurred between the years of 1995 and 2000 in resolving those issues will be approximately $125 million. However, the extent to which the computer operations of the Company’s external counterparties and suppliers are adversely affected could, in turn, affect the Company’s ability to communicate with such counterparties and suppliers, could increase the cost of resolving the Year 2000 issues, and could materially affect the Company’s results of operations, liquidity and financial condition in any period or periods.

4.	Due to legislative and regulatory reform of the auto insurance system in New Jersey that included regulated rate and coverage reductions effective for new policies written and renewals processed on and after March 22, 1999, ANJ has experienced decreased premiums during the second quarter of 1999. Management expects to see decreases in losses due to this reform as well. (See “Other Developments” at page 23.) However, until the rating plan and coverage changes are fully implemented, the Company can not be assured of improved profitability. It is possible that losses may increase or that any decrease will not be commensurate with the reductions in premiums.

      See the Company’s 1998 Annual Report on Form 10-K (the “1998 10-K”) for other important risk factors which may affect the results of operations and financial condition of the Company. For those risk factors affecting the Company as a regulated insurance holding company, see “Risk Factors Affecting Allstate” at page 3 of the 1998 10-K.

PART II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

      On May 18, 1999, Allstate held its annual meeting of stockholders at the Chicago Botanic Garden in Glencoe, Illinois. Ten directors were elected for terms expiring at the 2000 annual meeting of stockholders. In addition, the stockholders approved the recommendation that Deloitte & Touche LLP be appointed auditors for 1999 and approved the Annual Covered Employee Incentive Compensation Plan and the Long-Term Executive Incentive Compensation Plan. The stockholders did not approve stockholder proposals for cumulative voting in the election of directors or for an independent study of expenses in defending legal actions.

Election of Directors

Nominee	Votes for	Votes Withheld

James G. Andress	663,016,546	22,821,875
Warren L. Batts	662,886,493	22,951,928
Edward A. Brennan	661,699,818	24,138,603
James M. Denny	662,799,870	23,038,551
W. James Farrell	657,612,597	28,225,824
Ronald T. LeMay	657,594,716	28,243,705
Edward M. Liddy	660,309,441	25,528,980
Michael A. Miles	662,999,802	22,838,619
H. John Riley, Jr.	660,747,260	25,091,161
Joshua I. Smith	662,843,363	22,995,058

Approval of Deloitte & Touche LLP as Auditors for 1999

	Votes	Votes
Votes For	Against	Abstained

681,431,951	1,813,311	2,593,159

Approval of Annual Covered Employee Incentive Compensation Plan

	Votes	Votes
Votes For	Against	Abstained

656,594,642	23,605,904	5,637,875

Approval of Long-Term Executive Incentive Compensation Plan

	Votes	Votes
Votes For	Against	Abstained

649,052,443	29,568,243	7,217,735

Stockholder Proposal for Cumulative Voting in the Election of Directors

	Votes	Votes
Votes For	Against	Abstained	Non-Votes

184,592,242	378,747,733	37,753,174	84,745,272

Stockholder Proposal for an Independent Study of Expenses in Defending Legal Actions

	Votes	Votes
Votes For	Against	Abstained

52,921	685,785,500	None

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

An Exhibit Index has been filed as part of this report on Page E-1

      (b)  Reports on Form 8-K.

Registrant filed a Current Report on Form 8-K/ A on June 4, 1999 (Item 5)

Registrant filed a Current Report on Form 8-K on July 12, 1999 (Items 5 and 7)

Registrant filed a Current Report on Form 8-K on July 14, 1999 (Items 5 and 7)

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation (Registrant)

August 12, 1999	By /s/ Samuel H. Pilch ----------------------------------------------- Samuel H. Pilch, Controller (Principal Accounting Officer and duly authorized Officer of Registrant)

Sequentially
Exhibit No.		Description	Numbered Page

3(a	)	Restated Certificate of Incorporation filed with Secretary of State of Delaware on February 4, 1999.

3(b	)	By-Laws as amended effective May 18, 1999.

4		Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

15		Acknowledgment of awareness from Deloitte & Touche LLP, dated August 12, 1999, concerning unaudited interim financial information.

27		Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

E-1