Form 10-Q
period 1999-09-30
ALLSTATE CORP
filed 1999-11-12
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11840

THE ALLSTATE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	36-3871531 (I.R.S. Employer Identification No.)

2775 Sanders Road, Northbrook, Illinois (Address of principal executive offices)	60062 (Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: 847/402-5000

REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES ☒         NO ☐

AS OF OCTOBER 31, 1999, THE REGISTRANT HAD 805,396,466 COMMON SHARES, $.01 PAR VALUE, OUTSTANDING.
THE ALLSTATE CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 1999

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
(In millions except per share data)	(Unaudited)		(Unaudited)

Revenues
Property-liability insurance premiums earned	$4,938	$4,866	$14,693	$14,431
Life and annuity premiums and contract charges	393	381	1,147	1,122
Net investment income	1,058	977	3,043	2,916
Realized capital gains and losses	162	212	1,067	956

	6,551	6,436	19,950	19,425

Costs and expenses
Property-liability insurance claims and claims expense	3,817	3,476	10,669	10,235
Life and annuity contract benefits	635	604	1,839	1,775
Amortization of deferred policy acquisition costs	808	784	2,398	2,262
Operating costs and expenses	564	501	1,641	1,487
Interest expense	28	28	86	88

	5,852	5,393	16,633	15,847

Gain on disposition of operations	—	—	10	87

Income from operations before income tax expense, dividends on preferred securities, and equity in net income of unconsolidated subsidiary	699	1,043	3,327	3,665

Income tax expense	199	320	1,003	1,112

Income before dividends on preferred securities and equity in net income of unconsolidated subsidiary	500	723	2,324	2,553

Dividends on preferred securities of subsidiary trusts	(10)	(10)	(29)	(29)

Equity in net income of unconsolidated subsidiary	—	—	—	10

Net income	$ 490	$ 713	$ 2,295	$ 2,534

Earnings per share:

Net income per share—basic	$ 0.63	$ 0.87	$ 2.86	$ 3.03

Weighted average shares—basic	790.9	826.5	803.8	836.3

Net income per share—diluted	$ 0.62	$ 0.86	$ 2.84	$ 3.01

Weighted average shares—diluted	793.9	830.7	807.0	840.8

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30, 1999	December 31, 1998
(In millions except par value data)	(Unaudited)

Assets
Investments
Fixed income securities, at fair value (amortized cost $52,418 and $49,946)	$53,236	$53,560
Equity securities, at fair value (cost $4,408 and $4,231)	5,841	6,421
Mortgage loans	3,837	3,458
Short-term	2,497	2,477
Other	632	609

Total investments	66,043	66,525

Cash	230	258
Premium installment receivables, net	3,314	3,082
Deferred policy acquisition costs	3,511	3,096
Reinsurance recoverables, net	2,202	1,932
Accrued investment income	854	751
Deferred income taxes	371	—
Property and equipment, net	822	803
Other assets	1,186	1,146
Separate Accounts	11,789	10,098

Total assets	$90,322	$87,691

Liabilities
Reserve for property-liability insurance claims and claims expense	$17,023	$16,881
Reserve for life-contingent contract benefits	7,293	7,601
Contractholder funds	23,179	21,133
Unearned premiums	6,737	6,425
Claim payments outstanding	803	778
Other liabilities and accrued expenses	4,927	4,578
Deferred income taxes	—	461
Short-term debt	600	393
Long-term debt	1,356	1,353
Separate Accounts	11,789	10,098

Total liabilities	73,707	69,701

Commitments and Contingent Liabilities (Notes 2 and 4)

Mandatorily Redeemable Preferred Securities of Subsidiary Trusts	750	750

Shareholders’ equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2 billion shares authorized and 900 million issued,
           771 million and 818 million shares outstanding
	9	9
Additional capital paid-in	3,098	3,102
Retained income	16,425	14,490
Deferred ESOP expense	(216)	(252)
Treasury stock, at cost (129 million and 82 million shares)	(4,679)	(3,065)
Accumulated other comprehensive income:
Unrealized net capital gains	1,249	2,994
Unrealized foreign currency translation adjustments	(21)	(38)

Total accumulated other comprehensive income	1,228	2,956

Total shareholders’ equity	15,865	17,240

Total liabilities and shareholders’ equity	$90,322	$87,691

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	1999	1998
(In millions)	(Unaudited)

Cash flows from operating activities
Net income	$ 2,295	$ 2,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(29)	(8)
Realized capital gains and losses	(1,067)	(956)
Gain on disposition of operations	(10)	(87)
Interest credited to contractholder funds	961	930
Changes in:
Policy benefit and other insurance reserves	(376)	(325)
Unearned premiums	312	218
Deferred policy acquisition costs	(188)	(171)
Premium installment receivables, net	(232)	(210)
Reinsurance recoverables, net	(107)	171
Income taxes payable	83	(85)
Other operating assets and liabilities	(67)	251

Net cash provided by operating activities	1,575	2,262

Cash flows from investing activities
Proceeds from sales
Fixed income securities	15,432	11,420
Equity securities	7,126	3,667
Real estate	—	813
Investment collections
Fixed income securities	4,293	4,919
Mortgage loans	315	329
Investment purchases
Fixed income securities	(21,614)	(17,202)
Equity securities	(6,285)	(2,879)
Mortgage loans	(693)	(483)
Change in short-term investments, net	431	(710)
Change in other investments, net	(23)	(82)
Acquisitions	(39)	(275)
Proceeds from disposition of operations	—	49
Purchases of property and equipment, net	(134)	(137)

Net cash used in investing activities	(1,191)	(571)

Cash flows from financing activities
Change in short-term debt, net	207	10
Repayment of long-term debt	—	(300)
Proceeds from issuance of long-term debt	3	501
Contractholder fund deposits	3,931	2,285
Contractholder fund withdrawals	(2,585)	(2,571)
Dividends paid	(354)	(331)
Treasury stock purchases	(1,662)	(1,311)
Other	48	66

Net cash used in financing activities	(412)	(1,651)

Net (decrease) increase in cash	(28)	40
Cash at beginning of period	258	220

Cash at end of period	$ 230	$ 260

Supplemental disclosure of non cash information
Conversion of Automatically Convertible Equity Securities to common shares of The PMI Group, Inc.	$ —	$ 357

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

           The accompanying condensed consolidated financial statements include the accounts of The Allstate Corporation and its wholly owned subsidiaries, primarily Allstate Insurance Company (“AIC”), a property-liability insurance company with various property-liability and life and savings subsidiaries, including Allstate Life Insurance Company (collectively referred to as the “Company ” or “Allstate”).

           The condensed consolidated financial statements and notes as of September 30, 1999, and for the three month and nine month periods ended September 30, 1999 and 1998 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Appendix C of the 1999 Notice of Annual Meeting and Proxy Statement and incorporated by reference in the Annual Report on Form 10-K for 1998. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

           Effective January 1, 1999, the Company adopted Statement of Position (“ SOP”) 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments.” The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The adoption of this statement was not material to the Company’s results of operations and financial position.

           In July 1999, the Financial Accounting Standards Board (“FASB”) delayed the effective date of Statement of Financial Accounting Standard (“SFAS”) No. 133, “ Accounting for Derivative Instruments and Hedging Activities”, which replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. The delay was effected through the issuance of SFAS No. 137, which extends the effective date of the SFAS No. 133 requirements to fiscal years beginning after June 15, 2000. As such, the Company plans to adopt the provisions of SFAS No. 133 as of January 1, 2001. Based on existing interpretations of the requirements of SFAS No. 133, the impact of adoption is not expected to be material to the results of operations or financial position of the Company.

           To conform with the 1999 presentation, certain amounts in the prior year ’s financial statements and notes have been reclassified.

2. Reserve for Property-Liability Insurance Claims and Claims Expense

           The Company establishes reserves for claims and claims expense on reported and unreported claims of insured losses. These reserve estimates are based on known facts and interpretation of circumstances, including the Company ’s experience with similar cases and historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions and public attitudes. The effects of inflation are implicitly considered in the reserving process.

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
THE ALLSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

            Catastrophes are an inherent risk of the property-liability insurance business which have contributed, and will continue to contribute, to material year-to-year fluctuations in the Company’s results of operations and financial position. The level of catastrophe losses experienced in any year cannot be predicted and could be material to the Company’s results of operations, liquidity and financial position.

           Reserves for environmental, asbestos and other mass tort exposures are comprised of reserves for reported claims, incurred but not reported claims and related expenses. Establishing net loss reserves for these types of claims is subject to uncertainties that are greater than those presented by other types of claims. Among the complications are a lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, availability of reinsurance and the extent and timing of any such contractual liability. The legal issues concerning the interpretation of various insurance policy provisions and whether these losses are, or were ever intended to be covered, are complex. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insured obligation to defend; how policy limits are determined; how policy exclusions are applied and interpreted; and whether environmental and asbestos clean-up costs represent insured property damage. Management believes these issues are not likely to be resolved in the near future.

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

           In the third quarter of 1999, the Company completed an annual assessment of its environmental, asbestos and other mass tort exposures. This assessment resulted in a strengthening of net asbestos reserves of $333 million and a $155 million release of net environmental and other reserves. Allstate’s reserves for environmental and asbestos claims were $1.30 billion and $1.10 billion at September 30, 1999 and December 31, 1998, net of reinsurance recoverables of $464 million and $426 million, respectively.

           Management believes its net loss reserves for environmental, asbestos and other mass tort claims are appropriately established based on available facts, technology, laws and regulations. However, due to the inconsistencies of court coverage decisions, plaintiffs’ expanded theories of liability, the risks inherent in major litigation and other uncertainties, the ultimate cost of these claims may vary materially from the amounts currently recorded, resulting in an increase in the loss reserves. In addition, while the Company believes that improved actuarial techniques and databases have assisted in its ability to estimate environmental, asbestos and other mass tort net loss reserves, these refinements may subsequently prove to be inadequate indicators of the extent of probable loss. Due to the uncertainties and factors described above, management believes it is not practicable to develop a meaningful range for any such additional net loss reserves that may be required.

           The underwriting results from Discontinued Lines and Coverages (business no longer written by Allstate) included a release of the reserve held as a provision for future losses on the run-off of the mortgage pool business of $110 million. This release, which partially offset the asbestos reserve strengthening discussed above, was the result of a recapture by The PMI Group, Inc. during the third quarter of 1999 of the reinsured business and all related assets and future liabilities of the mortgage pool business. The Company is expecting to exit the mortgage insurance business when it completes the sale of a minor reinsurance subsidiary to The PMI Group, Inc. This sale is awaiting regulatory approval.
THE ALLSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Reinsurance

           Property-liability insurance premiums and life and annuity premiums and contract charges are net of the following reinsurance ceded:

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
(In millions)

Property-liability premiums	$89	$109	$291	$333
Life and annuity premiums and contract charges	76	49	171	138

           Property-liability insurance claims and claims expense and life and annuity contract benefits are net of the following reinsurance recoveries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
(In millions)

Property-liability insurance claims and claims expense	$185	$75	$356	$218
Life and annuity contract benefits	50	36	116	98

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

           Allstate and plaintiffs’ representatives have agreed to settle certain civil suits filed in California, including a class action, related to the 1994 Northridge, California earthquake. The class action settlement received final approval from the Superior Court of the State of California for the County of Los Angeles on June 11, 1999. The plaintiffs in these civil suits challenged licensing and engineering practices of certain firms Allstate retained and alleged that Allstate systematically pressured engineering firms to improperly alter their reports to reduce the loss amounts paid to some insureds with earthquake claims. Under the terms of the settlement, Allstate sent notice to approximately 11,500 homeowner customers inviting them to participate in a court-administered program which may allow for review of their claims by an independent engineer and an independent adjusting firm to ensure that they have been adequately compensated for all structural damage from the 1994 Northridge earthquake covered under the terms of their Allstate policies. It is anticipated that approximately 2,500 of these customers will ultimately participate in this independent review process. Allstate has agreed to retain an independent consultant to review, among other things, Allstate’s practices and procedures for handling catastrophe claims, and will help fund a charitable foundation devoted to consumer education on loss prevention and consumer protection and other insurance issues. The Company does not expect that the effect of the proposed settlement will exceed the amounts currently reserved. On August 6, 1999, a group of 71 objectors to the settlement, representing 46 claims, filed an appeal from the order approving the settlement. That appeal is pending. The time for filing appeals has expired.
THE ALLSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

            In April 1998, Federal Bureau of Investigation agents executed search warrants at three Allstate offices for documents relating to the handling of certain claims for losses resulting from the Northridge earthquake. Allstate is cooperating with the investigation, which is being directed by the United States Attorney’s Office for the Central District of California. At present, the Company cannot determine the impact of resolving these matters.

           For the past five years, the Company has been distributing to certain Personal Property and Casualty (“PP&C”) claimants, documents regarding the claims process and the role that attorneys may play in that process. Suits challenging the use of these documents have been filed against the Company, including a suit by the Commonwealth of Pennsylvania and purported class actions in eight other states. The suit in Pennsylvania alleged that the Company, by distributing these documents, had engaged in the unauthorized practice of law and violated the Pennsylvania Consumer Protection Law. A Pennsylvania court has ruled that Allstate did not engage in the unauthorized practice of law but did permit the Commonwealth to proceed with its case on the claim involving the Consumer Protection Law. In addition to these suits, the Company has received inquires from other states’ attorneys general, bar associations and departments of insurance. In certain states, the Company continues to use these documents after agreeing to make certain modifications. The Company is vigorously defending its rights to use these documents. The outcome of these disputes is currently uncertain.

           There are currently pending, several state and nationwide class action lawsuits in various state courts seeking actual and punitive damages from Allstate for its alleged breach of contract and fraud because of its specification of the use of aftermarket (non-original equipment manufacturer) replacement parts in the repair of vehicles it insures under comprehensive or collision coverage. Plaintiffs in these suits allege, among other things, that aftermarket parts do not meet the standard of “like kind and quality” as called for by some insurance policies. These lawsuits are in various stages of development with no class action having been certified. The outcome of these disputes is currently uncertain.

           Various other legal and regulatory actions are currently pending that involve Allstate and specific aspects of its conduct of business, including some related to the Northridge earthquake. Like other employers and other members of the insurance industry, the Company is the target of an increasing number of class action lawsuits. These suits are based on a variety of issues including the classification of workers and insurance practices. In the opinion of management, the ultimate liability, if any, in one or more of these actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.
THE ALLSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Comprehensive Income

           The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three months ended September 30,
(In millions)	1999			1998
	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized capital gains and losses:
Unrealized holding gains (losses) arising during the period	$ (849)	$ 298	$ (551)	$ (4)	$ 2	$ (2)
Less: reclassification adjustment for realized net capital gains included in net income	127	(44)	83	88	(30)	58

Unrealized net capital gains (losses)	(976)	342	(634)	(92)	32	(60)
Unrealized foreign currency translation adjustments	24	(8)	16	(8)	3	(5)

Other comprehensive income (loss)	$ (952)	$ 334	(618)	$(100)	$ 35	(65)

Net income			490			713

Comprehensive income (loss)			$ (128)			$648

	Three months ended September 30,
(In millions)	1999			1998
	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized capital gains and losses:
Unrealized holding gains (losses) arising during the period	$(1,650)	$ 578	$(1,072)	$787	$(275)	$ 512
Less: reclassification adjustment for realized net capital gains included in net income	1,035	(362)	673	767	(268)	499

Unrealized net capital gains (losses)	(2,685)	940	(1,745)	20	(7)	13
Unrealized foreign currency translation adjustments	26	(9)	17	—	—	—

Other comprehensive income (loss)	$(2,659)	$ 931	(1,728)	$ 20	$ (7)	13

Net income			2,295			2,534

Comprehensive income			$ 567			$2,547

THE ALLSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Business Segments

           Summarized revenues for each of the Company’s business segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	1999	1998	1999	1998

Revenues
Property-Liability
Premiums earned
PP&C	$4,939	$4,866	$14,687	$14,431
Discontinued Lines and Coverages	(1)	—	6	—

Total premiums earned	4,938	4,866	14,693	14,431
Net investment income	474	443	1,333	1,312
Realized capital gains and losses	149	133	903	639

Total Property-Liability	5,561	5,442	16,929	16,382
Life and Savings
Premiums and contract charges	393	381	1,147	1,122
Net investment income	565	524	1,653	1,571
Realized capital gains and losses	21	69	173	298

Total Life and Savings	979	974	2,973	2,991
Corporate and Other
Net investment income	19	10	57	33
Realized capital gains and losses	(8)	10	(9)	19

Total Corporate and Other	11	20	48	52

Consolidated Revenues	$6,551	$6,436	$19,950	$19,425

THE ALLSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

            Summarized financial performance data for each of the Company’ s business segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	1999	1998	1999	1998

Income from operations before income taxes and other items
Property-Liability
Underwriting income (loss)
PP&C	$ (4)	$ 323	$ 577	$1,017
Discontinued Lines and Coverages	(74)	(32)	(45)	(50)

Total underwriting income (loss)	(78)	291	532	967
Net investment income	474	443	1,333	1,312
Realized capital gains and losses	149	133	903	639
Gain on disposition of operations	—	—	10	38

Property-Liability income from operations before income taxes and equity in net income of unconsolidated subsidiary	545	867	2,778	2,956
Life and Savings
Premiums and contract charges	393	381	1,147	1,122
Net investment income	565	524	1,653	1,571
Realized capital gains and losses	21	69	173	298
Contract benefits	635	604	1,839	1,775
Operating costs and expenses	169	186	535	528

Life and Savings income from operations before income taxes	175	184	599	688
Corporate and Other
Net investment income	19	10	57	33
Realized capital gains and losses	(8)	10	(9)	19
Gain on disposition of operations	—	—	—	49
Operating costs and expenses	32	28	98	80

Corporate and Other income (loss) from operations before income taxes and dividends on preferred securities	(21)	(8)	(50)	21

Consolidated income from operations before income taxes and other items	$ 699	$1,043	$3,327	$3,665

7. Acquisitions

           On October 1, 1999, the Company completed the acquisition of the personal lines auto and homeowners insurance business of CNA Financial Corporation (“CNA”). At closing, AIC made a cash payment of $140 million to CNA for: i) certain assets of CNA used in connection with that business; ii) renewal rights to the in-force business; and iii) an option to acquire certain licensed companies of CNA in the future. AIC also will pay a license fee to CNA for the use of certain of CNA’s trademarks and a distribution channel for a period of six years. At closing, Allstate issued a $75 million, 10-year note to CNA, the principal repayment of which at maturity is contingent upon certain profitability measures of the underlying book of business. In addition, as consideration for entering into a 100% indemnity reinsurance agreement with CNA to reinsure the in-force policy obligations of the business, AIC received approximately $1.2 billion of cash and other assets. The Company is currently conducting a review of the statement of financial position of the acquired business, including the appropriateness of the valuation of certain estimated liabilities and asset allowances based on the application of Allstate’s accounting policies. The Company expects to complete this review in the fourth quarter of 1999, the outcome of which is anticipated to result in a charge to earnings. Any resulting charges may have a material impact on the Consolidated Statement of Operations, but are not expected to have material impact on the Consolidated Statement of Financial Position.

           On October 31, 1999, Allstate acquired all of the outstanding shares of American Heritage Life Investment Corp. (“AHL” ) pursuant to a merger agreement for $32.25 per share in cash and Allstate common stock, in a transaction valued at $1.1 billion. AHL specializes in selling life, health and disability insurance to individuals through their workplaces. In connection with the acquisition, Allstate became co-obligor with respect to AHL’s obligations under the outstanding mandatorily redeemable preferred securities issued by AHL and AHL Financing (the “ Trust”), a Delaware statutory business trust. In order to fund the equity component of the consideration, the Company reissued 34.1 million shares of Allstate common stock held in treasury to AHL shareholders. The remaining $87.5 million portion of the consideration was funded with cash. The Company is currently conducting a review of the statement of financial position of AHL, including the appropriateness of the valuation of certain estimated liabilities and asset allowances based on the application of Allstate’s accounting policies. The Company expects to complete this review in the fourth quarter of 1999, the outcome of which is anticipated to result in a charge to earnings. Any resulting charges may have a material impact on the results of operations of Allstate’s Life and Savings segment, but are not expected to have material impact on the Consolidated Statements of Operations or Financial Position.

8. AHL Summarized Historical Financial Information

           As of the date of this filing, AHL was a wholly-owned subsidiary of the Company. On the acquisition date, Allstate became co-obligor with respect to AHL’s obligations under the outstanding mandatorily redeemable preferred securities issued by AHL and the Trust, which are currently listed on the New York Stock Exchange. The mandatorily redeemable preferred securities represent FELINE PRIDES, which consist of a unit with i) a stated amount of $50 comprised of a stock purchase contract under which the holder will purchase from the Company on August 16, 2000, a number of shares of common stock of Allstate equal to a specified rate and ii) beneficial ownership of a 6.75% trust preferred security representing a preferred undivided beneficial interest in the assets of the Trust. The sole assets of the Trust are 6.75% subordinated debentures due August 16, 2002 with a principal amount of $107 million for which the Company and AHL are co-obligors. Each unit of FELINE PRIDES pays quarterly interest and yield enhancement payments of 8.5% annually.
THE ALLSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

            The following is Summarized Historical Financial Information for AHL as of September 30, 1999 and for the three month and nine month periods ended September 30, 1999 and 1998. These amounts have not been included in Allstate’s consolidated financial statements, as the acquisition of AHL was not completed until the fourth quarter of 1999. In addition, AHL will be recording purchase accounting and other anticipated conforming adjustments in the fourth quarter of 1999 in connection with the acquisition. As a result, the amounts below will not necessarily be representative of the operating results or financial position had the AHL acquisition been consummated during the periods presented.

	September 30, 1999	December 31, 1998
(In millions)	(Unaudited)

Consolidated Financial Position:
Investments	$1,584.1	$1,598.0
Total assets	2,101.3	2,055.7
Liabilities to policyholders	1,593.6	1,523.0
Mandatorily redeemable preferred securities of subsidiary trusts	103.5	103.5
Stockholders’ equity	265.0	278.1

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
(In millions)	(Unaudited)

Consolidated Operating Results:
Insurance premiums and contract charges	$ 85.9	$81.7	$240.4	$231.6
Net investment income	29.7	28.0	87.0	82.3
Realized capital gains and losses	.1	.2	.3	.4
Other income	.9	.5	2.3	1.7

Total revenues	116.6	110.4	330.0	316.0
Benefits, claims and expenses	100.4	96.6	282.9	275.4

Income before income taxes	16.2	13.8	47.1	40.6
Income tax expense	5.4	4.5	15.8	13.5

Net income	$ 10.8	$ 9.3	$ 31.3	$ 27.1

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Shareholders of
The Allstate Corporation:

           We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries as of September 30, 1999, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company’s management.

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

Deloitte & Touche LLP

Chicago, Illinois
November 11, 1999
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations for the Three Month and Nine Month Periods Ended September 30, 1999 and 1998

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

Consolidated Results

	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
(In millions)
Property-Liability insurance premiums earned	$4,938	$4,866	$14,693	$14,431
Life and Savings premiums and contract charges	393	381	1,147	1,122
Net investment income	1,058	977	3,043	2,916
Realized capital gains and losses	162	212	1,067	956

Total revenues	$6,551	$6,436	$19,950	$19,425

           Consolidated revenues increased 1.8% in the third quarter of 1999, and 2.7% for the first nine months of 1999 compared to the same periods in 1998.

           Net income for the third quarter of 1999 was $490 million, or $.62 per diluted share, compared with $713 million, or $.86 per diluted share, for the third quarter of 1998. The decrease was due to increased Property-Liability insurance premiums earned and investment income being offset by increased Property-Liability claims and claims expenses, and increased operating costs and expenses. The decrease in earnings per share was the result of the decrease in net income, partially offset by the impact of share repurchases.

           Net income for the first nine months of 1999 was $2.30 billion, or $2.84 per diluted share, compared with $2.53 billion, or $3.01 per diluted share, for the same period in 1998. During the period, growth in Property-Liability earned premiums was more than offset by increased Property-Liability claims and claims expenses and Property-Liability operating costs and expenses. The decrease in earnings per share was the result of the decrease in net income, partially offset by the impact of share repurchases.

Property-Liability Operations

Overview

           The Company’s Property-Liability operations consist of two principal business segments: Personal Property and Casualty (“ PP&C”) and Discontinued Lines and Coverages ( “Discontinued Lines and Coverages”). PP&C is principally engaged in the sale of private passenger auto and homeowners insurance to individuals in both the United States and in other countries. Discontinued Lines and Coverages consists of business no longer written by Allstate, including results from environmental, asbestos and other mass tort exposures, mortgage pool insurance business and other commercial business in run-off. Such groupings of financial information are consistent with that used internally for evaluating segment performance and determining the allocation of resources.

            Underwriting results for each of the Property-Liability business segments are discussed separately beginning on page 16.

            Summarized financial data and key operating ratios for the Company ’s Property-Liability operations are set forth in the following table:

	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
(In millions, except ratios)
Premiums written	$5,158	$5,067	$15,024	$14,736

Premiums earned	$4,938	$4,866	$14,693	$14,431
Claims and claims expense	3,817	3,476	10,669	10,235
Operating costs and expenses	1,199	1,099	3,492	3,229

Underwriting income (loss)	(78)	291	532	967
Net investment income	474	443	1,333	1,312
Income tax expense on operations	94	199	476	618

Operating income	302	535	1,389	1,661
Realized capital gains and losses, after-tax	93	76	579	405
Gain (loss) on disposition of operations, after-tax	—	—	(14)	25
Equity in net income of unconsolidated subsidiary	—	—	—	10

Net income	$ 395	$ 611	$ 1,954	$ 2,101

Catastrophe losses	$ 265	$ 192	$ 667	$ 614

Operating ratios
Claims and claims expense (“loss”) ratio	77.3	71.4	72.6	70.9
Expense ratio	24.3	22.6	23.8	22.4

Combined ratio	101.6	94.0	96.4	93.3

Effect of catastrophe losses on combined ratio	5.4	3.9	4.5	4.3

Net Investment Income and Realized Capital Gains

           Net investment income increased 7.0% to $474 million in the third quarter of 1999, compared to $443 million in the same period last year. The increase during the period reflected positive cash flows from operations which typically increase the investment portfolio, and increases in income from partnership interests, partially offset by the impact of increased dividends paid to The Allstate Corporation during the twelve months ended September 30, and lower investment yields. For the nine months ended September 30, 1999, net investment income increased 1.6% to $1.33 billion from $1.31 billion in the first nine months of 1998. Positive cash flows from operations were offset by the impact of increased dividends paid to The Allstate Corporation during the twelve months ended September 30, and lower investment yields. The lower investment yields are due, in part, to the investment of proceeds from calls and maturities and the investment of positive cash flows from operations in securities yielding less than the average portfolio rate. In relatively low interest rate environments, funds from called or maturing investments may be reinvested at interest rates lower than those which prevailed when the funds were previously invested, resulting in lower investment yields.

           Net realized capital gains for the third quarter of 1999 were $93 million after-tax versus $76 million after-tax for the same period in 1998. For the first nine months of 1999, realized capital gains were $579 million after-tax compared with $405 million after-tax for the same period in 1998. Period to period fluctuations in realized capital gains are largely due to the timing of sales decisions reflecting management’s view of the positioning of the portfolio, individual securities and overall market conditions.

Underwriting Results

           PP&C— Summarized financial data and key operating ratios for Allstate’s PP&C are as follows:

	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
(In millions, except ratios)
Premiums written	$5,158	$5,067	$15,017	$14,736

Premiums earned	$4,939	$4,866	$14,687	$14,431
Claims and claims expense	3,746	3,450	10,629	10,205
Operating costs and expenses	1,197	1,093	3,481	3,209

Underwriting income (loss)	$ (4)	$ 323	$ 577	$ 1,017

Catastrophe losses	$ 265	$ 192	$ 667	$ 614

Operating ratios
Claims and claims expense (“loss”) ratio	75.9	70.9	72.4	70.7
Expense ratio	24.2	22.5	23.7	22.3

Combined ratio	100.1	93.4	96.1	93.0

Effect of catastrophe losses on combined ratio	5.4	3.9	4.5	4.3

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

           PP&C premiums written increased 1.8% in the third quarter, and 1.9% for the first nine months of 1999, respectively, compared to the same periods in 1998. The increase for both periods was due to an increase in policies in force (unit sales), partially offset by decreases in average auto premiums.

           Standard auto premiums written were $2.81 billion in the third quarter of 1999, compared to $2.83 billion for the same period in 1998. For the nine month period ended September 30, 1999, standard auto premiums were $8.37 billion compared with $8.39 billion for 1998. For both periods increased policies in force were offset by decreases in average premiums. Favorable loss trends, competitive considerations and regulatory pressures in some states have affected the Company’s ability to maintain rates at historical levels. The Company has filed rate changes including decreases in several key states, which are expected to continue to adversely impact average premium growth in 1999 as compared to the prior year. In addition, the Company is subject to regulated rate and coverage reductions in the state of New Jersey which became effective in the first half of 1999. Excluding New Jersey, total standard auto premiums written increased approximately 3.2% in the third quarter of 1999 as compared to the third quarter of 1998. For the nine months ended September 30, 1999, standard auto premiums written excluding New Jersey increased approximately 3.1% over the first nine months of 1998. Additional discussion of the changes in New Jersey is included in the Other Developments section on page 26.

           Non-standard auto premiums written increased 3.1% to $888 million in the third quarter of 1999, from $861 million for the same period in 1998. For the nine month period, non-standard auto premiums written increased 3.1% to $2.62 billion compared with $2.54 billion for 1998. The increase during both periods was driven by an increase in new policies in force, partially offset by a decrease in average premiums. Increases in new policies in force was due in part to the expansion of non-standard auto into the states of California and South Carolina, and the continued expansion of independent agency appointments. Management believes non-standard auto premiums written continue to be adversely impacted by competitive pressures.

           Homeowners premiums written for the third quarter were $949 million, an increase of 4.7% from third quarter 1998 premiums of $906 million. For the first nine months of 1999, homeowners premiums written were $2.54 billion, an increase of 5.0% compared to the same period last year. The increases in both periods were driven by increased policies in force and average premiums. The higher average premiums were due partly to increases in rates and insured values. The Company plans to file additional rate increases during the fourth quarter of 1999.

           For the third quarter of 1999, PP&C had an underwriting loss of $4 million versus an underwriting gain of $323 million in the third quarter of 1998. Underwriting income for the nine month period ended September 30, 1999 was $577 million compared to $1.02 billion for the first nine months of last year. The decline in underwriting results in both periods occurred as earned premium growth was more than offset by increased auto frequency and severity, homeowners loss experience, higher catastrophe losses and increased expenses. Moderate increases in auto claim severity was due in part to inflationary pressures as indicated by increases in the relevant cost indices related to medical care, auto body work and used car prices.

            Catastrophe Losses and Catastrophe Management— Catastrophe losses for the third quarter of 1999 were $265 million compared with $192 million for the same period in 1998. For the first nine months of 1999, catastrophe losses were $667 million, compared to $614 million in the same period last year. The level of catastrophe losses experienced in any year cannot be predicted and could be material to results of operations and financial position. The Company has experienced two severe catastrophes in the past ten years which each resulted in losses of approximately $2.00 billion. While management believes the Company’s catastrophe management initiatives will greatly reduce the severity of possible future losses, the Company continues to be exposed to catastrophes which could be of similar or greater magnitude.

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

           Discontinued Lines and Coverages—Discontinued Lines and Coverages consists of business no longer written by Allstate, including results from environmental, asbestos and other mass tort exposures, mortgage pool business and other commercial business in run-off. Underwriting results for Discontinued Lines and Coverages are summarized below:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	1999	1998	1999	1998
Underwriting loss	$(74)	$(32)	$(45)	$(50)

           For the quarter ended September 30, 1999, the increase in underwriting losses as compared to the third quarter of 1998, was the result of the strengthening of net asbestos reserves of $333 million, partially offset by the reduction of reserves for environmental and other losses of $155 million and the release of a reserve held as a provision for future losses on the run-off of the mortgage pool business of $110 million. The strengthening of asbestos reserves and the release of environmental and other mass tort reserves was the result of the Company’s annual assessment of these liabilities completed during the third quarter of this year. The release of the provision for future losses on the mortgage pool business was the result of a recapture, by The PMI Group, Inc. during the third quarter of 1999, of the reinsured business and all related assets and future liabilities of the mortgage pool business. The Company is expecting to exit the mortgage insurance business when it completes the sale of a minor reinsurance subsidiary to The PMI Group, Inc. This sale is awaiting regulatory approval.

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

            Summarized financial data for Life and Savings operations and investments at or for the three month and nine month periods ended September 30, are illustrated in the following table:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	1999	1998	1999	1998
Statutory premiums and deposits	$ 2,282	$ 1,433	$ 5,828	$ 4,313

Investments	$32,369	$31,597	$32,369	$31,597
Separate Account assets	11,789	8,839	11,789	8,839

Investments including Separate Account assets	$44,158	$40,436	$44,158	$40,436

Premiums and contract charges	$ 393	$ 381	$ 1,147	$ 1,122
Net investment income	565	524	1,653	1,571
Contract benefits	635	604	1,839	1,775
Operating costs and expenses	165	138	503	463

Income from operations	158	163	458	455
Income tax expense on operations	55	63	157	159

Operating income	103	100	301	296
Realized capital gains and losses, after-tax (1)	11	15	91	147

Net income	$ 114	$ 115	$ 392	$ 443

(1) Net of the effect of related amortization of deferred policy acquisition costs.

           Statutory premiums and deposits, which includes premiums and deposits for all products, are utilized to analyze sales trends. The following table summarizes statutory premiums and deposits by product line for the three month and nine month periods ended September 30:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	1999	1998	1999	1998

Life products
Universal	$ 216	$ 180	$ 599	$ 626
Traditional	106	75	265	230
Other	78	63	381	176
Annuity products
Fixed	592	471	1,653	1,197
Variable	859	389	1,829	1,247
Group pension products	431	255	1,101	837

Total	$2,282	$1,433	$5,828	$4,313

           Total statutory premiums and deposits increased $849 million or 59.2% in the third quarter of 1999 compared with the same period last year. The increase was driven by higher annuity and pension sales. For the first nine months of 1999, total statutory premiums increased $1.52 billion or 35.1% compared to the same period in 1998 primarily due to higher annuity sales. Variable annuity statutory premiums for the three month and nine month periods ended September 30, 1999 increased $470 million and $582 million, respectively, compared to the same periods last year. For both periods the increase was driven by sales through the Putnam Investment alliance, which began in May 1999. Fixed annuity sales for first nine months of 1999 increased 38.1% over the same period in 1998, due to the introduction of new products and new marketing partnerships in the independent agents and banking distribution channels.

            Under generally accepted accounting principles (“GAAP”), revenues exclude deposits on most annuity contracts and premiums on universal life policies, and will vary with the mix of business sold during the period. Premiums and contract charges increased 3.1% to $393 million for the third quarter of 1999, from $381 million for the same period in 1998. For the nine month period, premiums and contract charges increased 2.2% to $1.15 billion compared with $1.12 billion for 1998. For both periods increased contract charges, primarily from variable annuities and universal life products were partially offset by lower premiums from structured settlement annuities with life contingencies.

           Pretax net investment income for the third quarter was $565 million, an increase of 7.8% from the third quarter 1998 net investment income. For the first nine months of 1999, net investment income increased to $1.65 billion, an increase of 5.2% compared to the same period last year. For both periods, higher investment balances were partially offset by lower investment yields. Investments at September 30, 1999, excluding Separate Accounts and unrealized gains on fixed income securities, grew 9.7% from the same period last year. Lower investment yields are due, in part, to the investment of proceeds from calls and maturities and the investment of positive cash flows from operations in securities yielding less than the average portfolio rate. In relatively low interest rate environments, funds from maturing investments may be reinvested at interest rates lower than those which prevailed when the funds were previously invested, resulting in lower investment yields.

           Operating income was $103 million for the third quarter of 1999 compared to $100 million for the same period last year. For the first nine months of 1999, operating income increased slightly to $301 million compared to $296 million for the same period last year. For both periods, increased investment income and contract maintenance charges were partially offset by less favorable mortality experience and higher expenses.

           Realized capital gains and losses, after-tax for the three month and nine month periods ended September 30, 1999  were $11 million and $91 million, respectively, compared to $15 million and $147 million of the same periods in 1998. The decrease in realized capital gains and losses for both periods was due primarily to gains recognized on the sale of real estate in 1998 and increased losses on dispositions and writedowns on certain fixed income securities. For the nine month period ended September 30, 1999 gains on equity linked investments were also lower than the same period last year.

Liquidity and Capital Resources

Capital Resources

           The Company maintains two credit facilities totaling $1.55 billion as a potential source of funds to meet short-term liquidity requirements, including a $1.50 billion, five-year revolving line of credit, expiring in 2001 and a $50 million, one-year revolving line of credit expiring in 2000. In order to borrow on the five-year line of credit, Allstate Insurance Company (“AIC ”) is required to maintain a specified statutory surplus level, and the Company’s debt to equity ratio (as defined in the agreement) must not exceed a designated level. These requirements are currently being met, and management expects to continue to meet them in the future. Allstate also has a commercial paper program with an authorized borrowing limit of up to $1.00 billion to cover its short-term cash needs. The proceeds from the issuance of commercial paper have been used by the Company for general corporate purposes. At September 30, 1999, the Company had outstanding commercial paper borrowings of $600 million. Total borrowings under the combined commercial paper program and line of credit are limited to $1.55 billion.

           The Company currently has a shelf registration statement, filed with the Securities and Exchange Commission in August 1998, under which up to $2.00 billion of debt securities, preferred stock or debt warrants may be issued. No securities have been issued under this registration statement.

           The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company, receipt of dividends from AIC and other relevant factors. The payment of shareholder dividends by AIC without the prior approval of the Illinois Department of Insurance is limited to formula amounts based on 1998 statutory net income and capital and surplus, determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that AIC can distribute during 1999 without prior approval of the Illinois Department of Insurance is $2.96 billion. This capacity varies during the year as dividends previously paid are excluded from the calculation after twelve months, and decreases as AIC continues to pay dividends. In the twelve months beginning November 1, 1998, AIC has paid approximately $2.02 billion in dividends to The Allstate Corporation. At November 1, 1999, AIC has the remaining capacity to pay an additional $942 million in dividends, and on October 26, 1999 declared, but has not yet paid, dividends in the amount of $940 million. The dividends declared will be paid during the fourth quarter of 1999. Dividends paid have historically been used for general corporate purposes including the Company ’s stock repurchase program. AIC expects to be able to pay dividends, without prior approval of the Illinois Department of Insurance, to The Allstate Corporation in April 2000. The dividend formula calculation for 2000 will be updated based on 1999 statutory net income and capital and surplus amounts. The maximum amount of dividends allowable without prior approval will then be compared to dividends paid during the preceding twelve months to determine the amount remaining available to pay.

           On October 1, 1999, the Company completed the acquisition of the personal lines auto and homeowners insurance business of CNA Financial Corporation (“CNA”). At closing, AIC made a cash payment of $140 million to CNA for: i) certain assets of CNA used in connection with that business; ii) renewal rights to the in-force business; and iii) an option to acquire certain licensed companies of CNA in the future. AIC will pay a license fee to CNA for the use of certain of CNA’s trademarks and a distribution channel for a period of six years. At closing, Allstate also issued a $75 million, 10-year note to CNA, the principal repayment of which at maturity is contingent upon certain profitability measures of the underlying book of business. In addition, as consideration for entering into a 100% indemnity reinsurance agreement with CNA to reinsure the in-force policy obligations of the business, AIC received approximately $1.2 billion of cash and other assets. The Company is currently conducting a review of the statement of financial position of the acquired business, including the appropriateness of the valuation of certain estimated liabilities and asset allowances based on the application of Allstate’s accounting policies. The Company expects to complete this review in the fourth quarter of 1999, the outcome of which is anticipated to result in a charge to earnings in the range of approximately $125 to $150 million.

           On October 31, 1999, Allstate acquired all of the outstanding shares of American Heritage Life Investment Corp. (“AHL” ) pursuant to a merger agreement for $32.25 per share in cash and Allstate common stock, in a transaction valued at $1.1 billion. AHL specializes in selling life, health and disability insurance to individuals through their workplaces. In connection with the acquisition, Allstate became co-obligor with respect to AHL’s obligations under the outstanding mandatorily redeemable preferred securities issued by AHL and AHL Financing (the “ Trust”), a Delaware statutory business trust. In order to fund the equity component of the consideration, the Company reissued 34.1 million shares of Allstate common stock held in treasury to AHL shareholders. The remaining $87.5 million portion of the consideration was funded with cash. The Company is currently conducting a review of the statement of financial position of AHL, including the appropriateness of the valuation of certain estimated liabilities and asset allowances based on the application of Allstate’s accounting policies. The Company expects to complete this review in the fourth quarter of 1999, the outcome of which is anticipated to result in a charge to earnings in the range of approximately $25 to $50 million.

           During the third quarter of 1999, the Company repurchased approximately 32.7 million shares of its common stock, at a cost of $1.11 billion. Of these 32.7 million shares, 7.1 million were purchased under the $2.00 billion repurchase program announced by the Company in August 1998 and 25.6 million shares were repurchased specifically for issuance in connection with the acquisition of AHL. As of September 30, 1999, 52% of the previously announced $2.00 billion repurchase program expected to be complete by December 31, 2000, had been acquired. On November 10, 1999, the Company announced that it had established an additional $2.00 billion repurchase program expected to be complete by December 31, 2000.

Liquidity

           Surrenders and withdrawals for Allstate Life were $599 million and $1.88 billion for the three month and nine month periods ended September 30, 1999, compared to $530 million and $1.59 billion for the same periods in 1998. As the Company’s interest-sensitive life policies and annuity contracts in-force grow and age, the dollar amount of surrenders and withdrawals could increase.

Investments

           The composition of the investment portfolio at September 30, 1999, at financial statement carrying values, is presented in the table below:

	Property-Liability		Life and Savings		Corporate and Other		Total
(In millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$25,433	78.0%	$26,772	82.7%	$1,031	96.3%	$53,236	80.6%
Equity securities	5,308	16.3	531	1.7	2	0.2	5,841	8.8
Mortgage loans	179	0.6	3,658	11.3	—	—	3,837	5.8
Short-term	1,671	5.1	788	2.4	38	3.5	2,497	3.8
Other	12	—	620	1.9	—	—	632	1.0

Total	$32,603	100.0%	$32,369	100.0%	$1,071	100.0%	$66,043	100.0%

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $25.20 billion, $26.10 billion and $1.12 billion for Property-Liability, Life and Savings, and Corporate and Other, respectively.

           Total investments decreased to $66.04 billion at September 30, 1999 from $66.53 billion at December 31, 1998. Property-Liability investments decreased $1.13 billion to $32.60 billion at September 30, 1999 from $33.73 billion at December 31, 1998, due to a decrease in unrealized gains in both the fixed income and equity securities portfolios. Life and Savings investments at September 30, 1999, increased $604 million to $32.37 billion from $31.77 billion at December 31, 1998. This increase was primarily attributable to amounts invested from positive cash flows generated from operations, partially offset by a decrease in unrealized capital gains in both the fixed income and equity securities portfolios.

           Nearly 93.7% of the Company’s fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having an NAIC rating of 1 or 2, a Moody ’s rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

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

           The Company believes that the first three phases of this plan, assessment, remediation and testing, including clock-forward testing which was performed on the Company’s systems and equipment and non-IT, are complete. It is expected that the implementation and rollout of the remediated personal computer environment will be completed by December 1999. In addition, some systems and equipment and non-IT related to discontinued or non-critical functions of the Company are planned to be abandoned by the end of 1999.

           The fourth phase of this plan, contingency planning, is currently in process. Detailed plans have been created in the event that the systems and equipment or major external counterparties and suppliers supporting critical processes are not Year 2000 compliant in or after the year 1999. These plans, created by each corporate function and business unit of the Company, identify and document the risks associated with Year 2000 on their business processes. Appropriate plans have been developed to mitigate those risks. A common inclusion in many of the plans is a description of manual processes and personnel needed in the event of a temporary Year 2000 failure. Contingency plans will be tested appropriately by the corporate function or business unit for their effective operation and for achieving their desired results. This testing will be complete by December 1999. In addition, the Company’s management is reviewing all corporate function and business units’ plans for accuracy and comprehensiveness. This review will also be complete by December 1999. Monitoring of these plans will continue throughout the end of 1999 and beyond, as needed.

           The final step of the contingency planning phase includes the establishment of a Year 2000 Command Center and wellness checks for the Company’s systems and equipment. The Command Center will be in operation 24 hours a day for several days before and after January 1, 2000 and other critical Year 2000 dates, to serve as a center of expertise in the event a Year 2000 problem is encountered at the Company. Wellness checks will be performed by designated personnel throughout the Company on specified systems and non-IT to determine that they are functioning properly on or after January 1, 2000. The results of the wellness checks will be reported to the Command Center.

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

            The Company, including the CNA personal lines auto and homeowners insurance business acquired on October 1, 1999, also relies on thousands of independent agencies in its multiple channel distribution network. These agencies, which are independent of Allstate, have not been directly included in the Company-wide four phase plan, and potentially may not be Year 2000 compliant during or after the year 1999. Because the risk associated with this scenario is diffused across thousands of appointed independent agencies, located throughout the United States, using many different technologies, the impact on the Company’s results of operations, liquidity or financial condition is not determinable.

           In addition, the Company is actively working with its major external counterparties and suppliers, including public utility companies and banks and brokers involved in its distribution channels, to assess their compliance efforts and the Company’s exposure to both their Year 2000 issues and non-IT issues. This assessment has included soliciting external counterparties and suppliers, evaluating responses received and testing third party interfaces and interactions to determine compliance. Currently the Company has solicited, and has received responses from, the majority of its counterparties and suppliers. These responses generally state that they believe they will be Year 2000 compliant and that no transactions will be affected. However, certain vendors are also in ongoing assessment and testing of their products whereby they are currently unable to identify all potential problems in certain products which are used by the Company. The Company believes that these vendors will make no statements regarding their Year 2000 readiness other than to publish declarations addressing specific compliance issues identified with their products. The Company is working with these key vendors and has procedures in place to stay aware of any compliance issues encountered by these vendors. The Company has also decided to test certain interfaces and interactions to gain additional assurance on third party compliance. Currently, the Company does not have sufficient information to determine whether all of its external counterparties and suppliers will be Year 2000 compliant. If they are not Year 2000 compliant, the Company is not able to determine the impact of any consequent losses on its results of operations, liquidity or financial position.

           The Company is also potentially exposed to Year 2000 risks associated with certain personal lines policies that have been issued. While coverage may exist for some Year 2000 related losses under Allstate’s personal auto or homeowners insurance policies, many Year 2000 related losses will not be covered by these policies. Losses incurred due to mere failures of personal electronic devices to function as intended by their manufacturer or distributor, or as expected by the policyholder, are not the type of losses which would be covered by the Company’s personal auto or homeowners insurance policies. Such product failures are considered to be product warranty issues best addressed between the policyholder and the manufacturer or distributor of the products. However, certain other types of Year 2000-related losses may be covered under the Company’s policies, depending upon the particular circumstances of the loss and the type of policy in force at the time of loss. Some of the Company’s homeowners policies, for instance, provide significantly broader protection than others, and therefore may provide coverage for certain types of losses. The Company also is exposed to Year 2000 risks associated with certain commercial policies that have been issued. Since the commercial business written by the Company is not material to the overall results of operations of the Company, management believes that Year 2000-related losses associated with these lines do not pose a material risk to the Company. However, with respect to both personal lines and commercial policies, in determining whether coverage exists in any particular circumstance, all facts of the loss as well as the applicable policy terms, conditions and exclusions will be reviewed. The Company currently does not have sufficient information to determine the impacts of such losses on its results of operations, liquidity or financial position.

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

            The Company performed an assessment of the Year 2000 compliance plan used by CNA, as it relates to the systems and equipment and non-IT used for the personal lines auto and homeowners insurance business. Management believes this plan was thorough and is complete.

           The Company performed an assessment of the Year 2000 compliance plan at AHL prior to entering into an acquisition agreement. As of the October 31, 1999 acquisition date, the AHL Year 2000 compliance plan is complete except for the remediation and testing of a billing and reporting system. The remediation and testing of this system is expected to be complete in December of 1999. In the event that the remediation and testing of this system exceeds its expected completion date, and the system is not Year 2000 compliant at December 31, 1999, American Heritage Life and Allstate have redundant contingency plans that will be enacted. The primary contingency plan utilizes a proven manual process. The secondary contingency plan combines AHL’s processing with support by Allstate remediation and testing techniques.

           The Company presently believes that it will resolve the Year 2000 issue in a timely manner. Year 2000 costs are expensed as incurred. The majority of the expenses related to this project have been incurred as of September 30, 1999. The Company estimates that approximately $125 million in costs will be incurred between the years of 1995 and 2000. These amounts include costs directly related to fixing Year 2000 issues, such as modifying software and hiring Year 2000 solution providers, as well as costs incurred to replace certain non-compliant systems which would not have been otherwise replaced.

Other Developments

           On November 10, 1999, the Company announced a series of strategic initiatives to aggressively expand its selling and service capabilities. The Company also announced that it is implementing a program to reduce current annual expenses by approximately $600 million. The reduction in expenses will come from field realignment, including the reorganization to a single independent contractor exclusive agent program and the closing of a field support center and four regional offices, and from reduced employee related expenses and professional services as a result of reductions in force, attrition and consolidations. The reduction will result in the elimination of 4,000 current non-agent positions by the end of 2000, or approximately 10% of the Company’s non-agent work force. The reduction will allow investment in direct access and internet channels for new sales and service capabilities, competitive pricing, new agent and claim technology and enhanced marketing and advertising. To implement the cost reductions, Allstate expects to incur restructuring and related expenses of approximately $100 million in the fourth quarter of 1999 and approximately $100 million throughout 2000. The costs will be incurred as agents transition to one program, operations and facilities are consolidated, and positions eliminated. To implement the new strategy, the Company estimates that it will invest approximately $300 million in capital expenditures over the next two years. In addition, the Company will spend approximately $700 million in systems development and implementation costs, rollout costs, and advertising for the new strategy over the next two years.

           In 1997, the Company formed a new company, Allstate New Jersey Insurance Company (“ANJ”), which is dedicated to serving insurance consumers in New Jersey. ANJ became the replacement carrier for AIC and Allstate Indemnity Company (“AI”) in New Jersey. AIC and AI have legally withdrawn from New Jersey. The Certificates of Authority for AIC and AI were officially surrendered as of December 31, 1998 pursuant to the requirement that they run off all policies and claims. In accordance with that legal process, ANJ began writing business in New Jersey by offering coverage to customers, and receiving property, commercial and assigned risk policies from AIC and AI in 1998. In December 1998, ANJ began writing all voluntary private passenger auto policies, a process that was completed during the third quarter of 1999. Due to legislative and regulatory reform of the auto insurance system that included regulated rate and coverage reductions effective for new policies written and renewals processed on and after March 22, 1999, ANJ has experienced decreased premiums during the second and third quarters of 1999. Management expects to see improved loss experience due to this reform as well. The overall impact of these statutory and regulatory changes is intended to lower costs in the state. Until the rating plan and coverage changes are fully implemented, the Company can not be assured of improved results of operations in New Jersey.

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

Pending Accounting Standards

           In July 1999, the Financial Accounting Standards Board (“FASB”) delayed the effective date of Statement of Financial Accounting Standard (“SFAS”) No. 133, “ Accounting for Derivative Instruments and Hedging Activities”, which replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. The delay was effected through the issuance of SFAS No. 137, which extends the effective date of SFAS No. 133 requirements to fiscal years beginning after June 15, 2000. As such, the Company expects to adopt the provisions of SFAS No. 133 as of January 1, 2001. Based on existing interpretations of the requirements of SFAS No. 133, the impact of adoption is not expected to be material to the results of operations or financial position of the Company.

Forward-looking statements

           The statements contained in this Management’s Discussion and Analysis that are not historical information are forward-looking statements that are based on management ’s estimates, assumptions and projections. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes several important factors that could cause the Company’s actual results and experience with respect to forward-looking statements to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements:

1. Management believes that the Company’s catastrophe management initiatives have reduced the severity of possible future losses, that initiatives taken in Florida and the Northeast have reduced the Company’s exposure to catastrophic losses in those areas, and that the Company ’s exposure to earthquake losses in California is limited as a result of its participation in the CEA. (See “Catastrophe Losses and Catastrophe Management” beginning at 18). These beliefs are based in part on the efficacy of techniques adopted by Allstate and the accuracy of the data used by Allstate and the CEA which are designed to predict the probability of catastrophes and the extent of losses to Allstate and the CEA resulting from catastrophes. Catastrophic events may occur in the future which indicate that such techniques and data do not accurately predict Allstate’s or the CEA’s losses from catastrophes. In that event, the probability and extent of such losses may differ materially from that which would have been predicted by such techniques and data.

2. In order to borrow on the five-year line of credit (see “Liquidity and Capital Resources” at page 21), AIC is required to maintain a specified statutory surplus level and the Company’s debt to equity ratio (as defined in the credit agreement) must not exceed a designated level. Management expects to continue to meet such borrowing requirements in the future. However, the ability of AIC and Allstate to meet these requirements is dependent upon the economic well-being of AIC. Should AIC sustain significant losses from catastrophes, its and Allstate’s ability to continue to meet these credit agreement requirements could be adversely affected. Consequently, Allstate’ s right to draw upon the five-year line of credit could be diminished or eliminated during a period when it would be most in need of financial resources.

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

4. Due to legislative and regulatory reform of the auto insurance system in New Jersey that included regulated rate and coverage reductions effective for new policies written and renewals processed on and after March 22, 1999, ANJ has experienced decreased premiums during the second and third quarters of 1999. Management expects to see improved loss experience due to this reform as well. (See “Other Developments” at page 26.) However, until the rating plan and coverage changes are fully implemented, the Company can not be assured of improved profitability. It is possible that losses may increase or that any decrease will not be commensurate with the reductions in premiums.

5. The Company anticipates taking a charge to earnings of approximately $125 to $150 million after reviewing the statement of financial position for the recently acquired CNA personal lines auto and homeowners insurance business. However, the amount of the charge to earnings actually taken by the Company could be more or less than the amount anticipated depending on the Company’s valuation of certain estimated liabilities and asset allowances.

6. The Company anticipates taking a charge to earnings of approximately $25 to $50 million after reviewing the statement of financial position of recently acquired AHL. However the amount of the charge to earnings actually taken by the Company could be more or less than the amount anticipated depending on the Company’s valuation of certain estimated liabilities and asset allowances.

7. In connection with the series of strategic initiatives announced on November 10, 1999, management expects to reduce current annual expenses by approximately $600 million and to incur restructuring and related expenses of approximately $100 million in the fourth quarter of 1999 and approximately $100 million throughout 2000. However, the amount and timing of the restructuring charges are dependent on the number of agents transitioning to the exclusive agent program and the expense reductions are dependent on the successful consolidation of operations.

           See the Company’ s 1998 Annual Report on Form 10-K (the “1998 10-K ”) for other important risk factors which may affect the results of operations and financial condition of the Company. For those risk factors affecting the Company as a regulated insurance holding company, see “Risk Factors Affecting Allstate” at page 3 of the 1998 10-K.

PART II. Other Information

Item 5. Other Information

Judith A. Sprieser, executive vice president and chief financial officer of Sara Lee Corporation, was elected to the Registrant ’s board of directors on July 12, 1999.

Duane Ackerman, chairman and chief executive officer of BellSouth Corporation, was elected to the Registrant’s board of directors on November 3, 1999, bringing total membership of the board to 12.

Item 6. Exhibits and Reports on Form 8-K

           (a) Exhibits

An Exhibit Index has been filed as part of this report on Page E-1

           (b) Reports on Form 8-K.

Registrant filed a Current Report on Form 8-K on July 12, 1999 (Items 5 and 7)
Registrant filed a Current Report on Form 8-K on July 14, 1999 (Items 5 and 7)
Registrant filed a Current Report on Form 8-K on September 3, 1999 (Items 5 and 7)
Registrant filed a Current Report on Form 8-K on September 24, 1999 (Items 5 and 7)

SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

November 11, 1999
/S / SAMUEL H. PILCH
By
Samuel H. Pilch, Controller

(Principal Accounting Officer and duly
authorized Officer of Registrant)

Exhibit No.	Description	Sequentially Numbered Page
4	Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the
Registrant and its consolidated subsidiaries.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 11, 1999, concerning unaudited interim financial information.

27	Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.