Form 10-K
period 1999-12-31
ALLSTATE CORP
filed 2000-03-28
CIK 899051

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11840

                            THE ALLSTATE CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                        36-3871531
     (State of Incorporation)        (I.R.S. Employer Identification Number)

                  2775 Sanders Road, Northbrook, Illinois 60062
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (847) 402-5000

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
        Title of each class                               on which registered
        -------------------                               -------------------
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

         On January 31, 2000, Registrant had 776,114,418 shares of common stock outstanding. Approximately 676,239,609 of these shares, having an aggregate market value (based on closing prices on January 31, 2000 reported in the New York Stock Exchange Composite listing) of approximately $15.68 billion, were owned by stockholders other than the Registrant's directors and executive officers; Northern Trust Corporation, which is the trustee for The Savings and Profit Sharing Fund of Allstate Employees; and any person believed by the Registrant to own five percent or more of Registrant's outstanding common stock.

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

         Portions of the following documents are incorporated herein by reference as follows:

         Parts I, II and III of this Form 10-K incorporate by reference certain information from the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2000 (the "Proxy Statement").

                                TABLE OF CONTENTS


PART I                                                                                                    Page
                                                                                                          ----

Item 1.     Business.........................................................................................1
                 Strategy....................................................................................1
                 Personal Property and Casualty Segment......................................................2
                 Life and Savings Segment....................................................................7
                 Other Business Segments....................................................................10
                 Property-Liability Claims and Claims Expense Reserves......................................12
                 Reinsurance Ceded..........................................................................18
                 Capital Requirements.......................................................................19
                 Investments................................................................................19
                 Regulation.................................................................................19
                 Year 2000..................................................................................24
                 Other Information about Allstate...........................................................24
                 Forward-Looking Statements and Risk Factors Affecting Allstate.............................24
                 Executive Officers.........................................................................30
Item 2.     Properties......................................................................................31
Item 3.     Legal Proceedings...............................................................................31
Item 4.     Submission of Matters to a Vote of Security Holders.............................................32

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholders Matters..........................32
Item 6.     Selected Financial Data.........................................................................32
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations...........32
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk......................................33
Item 8.     Financial Statements and Supplementary Data.....................................................33
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................................................33

PART III

Item 10.     Directors and Executive Officers of the Registrant.............................................33
Item 11.     Executive Compensation.........................................................................33
Item 12.     Security Ownership of Certain Beneficial Owners and Management.................................33
Item 13.     Certain Relationships and Related Transactions.................................................34



PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................34
Signatures..................................................................................................35
Index to Financial Statements and Financial Statement Schedules............................................S-1
Exhibit Index..............................................................................................E-1

Part I

ITEM 1.   BUSINESS

         The Allstate Corporation (the "Parent") was incorporated under the laws of the State of Delaware on November 5, 1992 to serve as the holding company for Allstate Insurance Company. Its business is conducted principally through Allstate Insurance Company, Allstate Life Insurance Company and their subsidiaries (collectively, including the Parent, "Allstate"). Allstate is engaged, principally in the United States and Canada, in the personal property and casualty insurance business and the life insurance and savings business. Allstate is the second largest personal property and casualty insurer in the United States on the basis of 1998 statutory premiums written and the nation's 17th largest life insurance business based on ordinary life insurance in force and 21st based on statutory admitted assets. Allstate has four business segments: personal property and casualty; life and savings; discontinued lines and coverages; and corporate and other business.

                                    STRATEGY

         Allstate has a multi-channel, multi-brand, multi-product and multi-national strategy. This strategy is intended to:

         - Focus on the profitable growth of our personal property and casualty business and our life and savings business

         - Capitalize on the strength of the Allstate brand identity and the other brand identities that we have developed or acquired the right to use, such as CNA for personal lines business and American Heritage Life

         - Serve customers' needs and preferences by providing access to Allstate when, where and how they choose

         - Leverage a variety of distribution channels, such as Allstate exclusive agencies, independent agencies, other financial institutions, direct response marketing, workplace marketing and the Internet

While pursuing this strategy, we intend to maintain discipline in our capital management in order to create long-term stockholder value. The components of the strategy applicable to our particular business segments are covered below in the discussion of the segments.

         We plan to pursue selective business start-ups, acquisitions, partnerships and expanded distribution channels, both in the United States and internationally in the pursuit of our business strategy.

         In November 1999, we announced a new multi-access distribution model for our Allstate brand products. The model is intended to allow customers to buy Allstate products through agents, over the Internet and by telephone to call centers. Each of these three distribution channels is to be integrated and complementary, so that customers will receive the same products, the same level of service and the same price regardless of the channel they choose to use. Each customer will have access to the expertise and local presence of an Allstate agent. In addition, customers will be able to report claims, pay bills and get questions answered by using our call centers or the Internet. This new model is intended to aggressively expand our selling and customer service capabilities.

         In order to fund our investment in the technology required for the multi-access model and our investment in competitive pricing, enhanced marketing and advertising, in November 1999, we announced a program to reduce expenses by approximately $600 million, which we expect to fully realize beginning in 2001.

         We are reorganizing our multiple employee agency programs into Allstate's single exclusive agency independent contractor program. The reorganization is intended to service agents and customers more efficiently and cost-effectively.

         Our other initiatives include the introduction of new underwriting techniques, new agency and claim technology, simplified and improved communications, and customer relations management. We believe that the multi-access distribution model, combined with competitively priced products, will provide us with a unique selling and customer service advantage in an increasingly competitive marketplace.

         During 1999, we completed the acquisition of the personal lines auto and homeowners insurance business of CNA Financial Corporation and the acquisition of American Heritage Life Insurance Company. We believe that these acquisitions position Allstate strongly in the independent agency and workplace marketing distribution channels.

         During 1999, we also launched a joint venture with Putnam Investments, Inc., a leading investment management company, to create and distribute an Allstate and Putnam co-branded variable insurance product line. Putnam's portfolio managers oversee the mutual fund investments that are included as investment options in some of Allstate's variable insurance products. The products are distributed by Putnam's wholesaling force and through its partnerships with banks, securities firms and financial advisors.

                     PERSONAL PROPERTY AND CASUALTY SEGMENT

PRODUCTS

         Allstate's personal property and casualty segment sells principally private passenger auto and homeowners insurance in the United States and other countries. It accounted for 71% of our

1999 statutory written premiums. We evaluate the results of this segment based upon premium growth and underwriting results.

         The personal property and casualty segment has historically separated the voluntary private passenger auto insurance business into two categories for underwriting purposes: the standard market and the non-standard market. Generally, standard auto customers are expected to have lower risks of loss than non-standard customers. The segment distinguishes between these risk categories using factors unique to each customer such as the driving records of the various drivers on the policy, the existence of prior insurance coverage, type of car owned or the customer's financial stability. The segment is implementing a refined pricing program that uses underwriting experience for these factors to price auto coverage for each customer using a unique tier-based pricing model. Tier-based pricing allows a much broader range of premiums to be offered to customers within the two existing categories of risks. As a result, we believe that tier-based pricing will allow Allstate to compete more effectively and operate more profitably. Our ability to implement these strategies is generally subject to regulatory approval. Currently, we expect to implement these strategies in approximately 15 states during 2000 and the remaining states in 2001 or as the strategy receives regulatory approval in the various states.

         The personal property and casualty segment also participates in the "involuntary" or "shared" private passenger auto insurance business. This business provides auto insurance to higher risk individuals who would otherwise be unable to obtain it. The segment, like all auto insurers, is required to write or share the cost of this business as a condition of its license to do business in many states. Policies written in this market are generally written at higher than standard rates. The segment has generally experienced losses in this business.

         The homeowners insurance business is also separated into standard and non-standard categories according to insurance risk. The personal property and casualty segment's non-standard homeowners policies are written for high value homes and other non-standard homes, such as those that are not close to fire stations. The segment's underwriting strategy for homeowners is to target customers whose risk of loss provides Allstate with the best opportunity for profitable growth. This includes managing exposure on policies in areas where the potential loss from catastrophes exceeds acceptable levels.

         The personal property and casualty segment has reduced its claims costs by redesigning its claim settlement procedures. During 1998, the segment completed the implementation of redesigned procedures for auto physical damage claims. In addition, the segment continues the design and testing of new procedures for personal injury claims and for property claims involving fire and roof damage. In the normal course of business, Allstate may supplement its claims and underwriting processes by utilizing third party adjusters, appraisers, engineers, inspectors, other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims.

         As is true for the industry in general, first-year costs attributable to the personal property and casualty segment's products are generally higher than for subsequent years. Policies that remain in force generally become more profitable over time. Accordingly, customer retention is an important factor in the segment's profitability and Allstate is offering incentives to encourage customers to renew their policies.

         Although private passenger auto and homeowners insurance account for the majority of its business, the personal property and casualty segment also writes the following kinds of insurance:


         Boat Owners                                 Motor Home
         Comprehensive Personal Liability            Personal Umbrella
         Condominium                                 Recreational Vehicle
         Fire                                        Renters
         Mechanical Breakdown                        Residential and Landlord
         Mobile Home                                 Selected Commercial Property and Casualty
         Motorcycle

         The segment also operates Allstate Enterprises, Inc., whose principal subsidiary, Allstate Motor Club, Inc., provides members with travel plans and emergency road service.

         Information regarding the last three years' revenues and operating profit or loss, and the last two years' identifiable assets attributable to the personal property and casualty segment is contained in Note 17 to Consolidated Financial Statements beginning on page A-69 of the Proxy Statement, incorporated herein by reference.

DISTRIBUTION METHODS

         In November 1999, Allstate announced a new multi-access distribution model for its Allstate brand products. The model is intended to allow customers to shop for and buy Allstate products through agents, over the Internet and by telephone to call centers. Each of these three distribution channels is to be integrated and complementary, so that customers will receive the same products, the same level of service and the same price regardless of the channel they choose to use. While the multi-access model will ultimately apply to the life and savings segment, too, the personal property and casualty segment is the focus of the initial stages in implementing the model.

         Implementation of the multi-access model is scheduled to begin in the second quarter of 2000. By December 31, 2000, Allstate expects that the model will be available to areas covering about 40 percent of the United States population. By December 31, 2001, Allstate anticipates that the model will be available to the rest of the United States.

         In order to fund our investment in the technology required for the multi-access model and our investment in competitive pricing, enhanced marketing and advertising, in November 1999, we announced a program to reduce expenses across all business segments by approximately $600 million, which we expect to fully realize beginning in 2001.

         We are reorganizing our multiple employee agency programs into Allstate's single exclusive agency independent contractor program. The reorganization is intended to service agents and customers more efficiently and cost-effectively.

         Historically and throughout 1999, the personal property and casualty segment has marketed its auto and homeowner products primarily through Allstate exclusive agencies and independent agencies. The segment's broad-based network of approximately 15,500 exclusive agencies in the United States and Canada in approximately 12,000 locations produced 87.0% of the segment's 1999 written premiums. The balance was primarily generated by approximately 21,000 independent agencies.

         In order to increase premium revenue from the independent agent channel, the segment acquired the personal lines business of CNA Financial Corporation in October 1999. The acquisition makes the segment the third largest provider of personal lines products through independent agencies in the United States, based on 1998 premium on a pro forma basis.

         The personal property and casualty segment uses several brand identities, including Allstate, Deerbrook, CNA and American Surety & Casualty. Currently, Allstate brand policies are sold through exclusive agencies and, to a limited extent, through independent agencies. Deerbrook, CNA and American Surety & Casualty policies are sold through independent agencies.

GEOGRAPHIC MARKETS

         The personal property and casualty segment's principal geographic markets are the United States and Canada. Through a variety of companies, the segment is authorized to sell personal property and casualty insurance in 50 states, the District of Columbia, Puerto Rico and Canada.

         The following table reflects, in percentages, the principal geographic distribution of statutory premiums earned for the segment for the year ended December 31, 1999:


                                 New York                10.7%
                                 California               9.7%
                                 Florida                  9.3%
                                 Texas                    9.2%
                                 Pennsylvania             5.0%

No other jurisdiction accounted for more than four percent of the statutory premiums for the personal property and casualty segment.

         The segment's underwriting strategy for homeowners is to target customers whose risk of loss provides Allstate with the best opportunity for profitable growth. This includes managing exposure on policies in areas where the potential loss from catastrophes exceeds acceptable levels.

         In 1997, the segment began to sell private passenger auto insurance in Germany through direct response marketing. It intends to engage in similar direct response marketing of auto insurance in other western European countries, including Italy in 2000. In January 2000, it announced that it would withdraw from Japan in order to focus on other growth initiatives. Allstate believes that it will take a number of years before its new and planned international businesses contribute significantly to financial results for this segment.

COMPETITION

         The following charts provide the market shares of the personal property and casualty segment's principal competitors in the United States by direct written premium for the year ended December 31, 1998 (the most recent date such competitive information is available) according to A. M. Best.


        Private Passenger Auto Insurance                               Homeowners Insurance

Insurer                         Market Share                 Insurer                      Market Share
-------                         ------------                 -------                      ------------
State Farm                      19.7%                        State Farm                   22.7%
Allstate                        12.4%                        Allstate                     11.5%
Farmers                          5.9%                        Farmers                       7.0%
Nationwide                       4.3%                        Nationwide                    4.2%
Progressive                      4.2%                        Travelers                     3.6%
GEICO                            3.5%                        USAA                          3.4%


         The personal private passenger auto and homeowners insurance businesses are highly competitive. Strongly capitalized competitors have been able to offer relatively low rates. New competitors have been attracted to the insurance business by what were, until recently, growing profit margins. The expansion and redefinition of underwriting risk selection and tolerance by many competitors have fueled the competitive environment. For these and other reasons, we expect the business to remain competitive.

         In order to compete more effectively, in November 1999, Allstate announced the new multi-access model described above. The model is intended to allow customers to shop for and buy Allstate brand insurance products through agents, over the Internet and by telephone. Each of these three distribution channels is to be integrated and complementary, so that customers will receive the same products, the same level of service and the same price regardless of the channel they choose to use.

         The personal property and casualty segment competes principally on the basis of the recognition of its brands, the scope of its distribution system, the breadth of its product offerings, product features, customer service, claim handling, use of technology and price. In addition, extensive use of our proprietary database of underwriting and pricing experience enables Allstate to divide the market into segments, appropriately price risks and cross-sell its products within its customer base.

         In 1998 in the United States insurance industry, approximately $48.81 billion of personal property and casualty premiums were generated by independent agencies. The remaining $92.84 billion of premiums were generated by insurers placing their products directly with the consumer through employee agents, independent contractor exclusive agents and direct response marketing.

         As stated above, in 1999, Allstate acquired the personal lines business of CNA Financial Corporation in order to increase premium revenue from the independent agent channel. The acquisition makes the segment the third largest provider of personal lines products through independent agents in the United States, based on 1998 premium on a pro forma basis.

CATASTROPHE LOSSES AND CATASTROPHE MANAGEMENT

         Information regarding catastrophe losses and management is incorporated herein by reference to the discussion of "PP&C catastrophe losses and catastrophe management" beginning on page A-8 of the Proxy Statement.

                            LIFE AND SAVINGS SEGMENT

PRODUCTS

         Allstate's life and savings segment markets a broad line of life insurance, savings products, group pension products and health and disability products. Its life insurance products include whole, term and interest sensitive products. Its savings products include fixed and variable annuities. Its group pension products include guaranteed investment contracts, funding agreements and retirement annuities. We evaluate the results of this segment based upon invested asset growth, separate account growth, face amounts of life policies in force and net income.

         Life insurance in force, net of reinsurance, for the segment was $227.66 billion at December 31, 1999 and $202.27 billion at December 31, 1998. As of December 31, 1999, the segment had $48.30 billion of investments, including $13.86 billion of separate account assets. In 1999, annuity premiums and deposits represented 60.5% of the segment's total statutory premiums and deposits.

         The assets and liabilities relating to variable annuities, variable life, variable universal life and certain guaranteed investment contracts are legally segregated and reflected as assets and liabilities of the separate accounts.

         Information regarding the last three years' revenues and operating profit or loss, and the last two years' identifiable assets attributable to the life and savings segment is contained in Note 17 to the Consolidated Financial Statements beginning on page A-69 of the Proxy Statement, incorporated herein by reference.

DISTRIBUTION

         The life and savings segment distributes its products through Allstate exclusive agencies (including life specialists and Allstate Financial Advisors), banks, independent agencies and securities firms. In addition, it uses direct response marketing, workplace marketing and the Internet. Specialized brokers are used to distribute group pension and structured settlement products not offered by Allstate's agency force.

         The segment uses several brand identities including Allstate, Glenbrook, Northbrook, Lincoln Benefit and American Heritage Life. Generally, the segment sells Allstate brand products through exclusive agencies, securities firms and direct response marketing. It sells the other brand products through both exclusive and independent agencies, securities firms, banks and direct response marketing. The products of the Glenbrook, Northbrook and Lincoln Benefit brands are similar to the types of products that the segment offers under the Allstate brand. The American Heritage Life brand products include health and disability insurance in addition to life insurance and annuities and such products are generally sold through workplace marketing.

         The life and savings segment has been growing its business in a variety of ways. It has developed new customer-focused products, particularly a variety of competitive fee-based and interest sensitive products designed to satisfy changing customer needs. It has increased cross-sales of its products to existing Allstate customers in the personal property and casualty segment. Through investments in technology, it has leveraged existing scale to increase efficiency and effectiveness. Additionally, Allstate has driven increased sales activity by strengthening its wholesaling efforts.

         In 1999, the life and savings segment established or acquired the following new distribution arrangements:

         - A joint venture with Putnam Investments, Inc., a leading investment management company, to create and distribute an Allstate and Putnam co-branded variable insurance product line. Putnam's portfolio managers oversee the mutual fund investments that are included as investment options in some of Allstate's variable insurance products. The products are distributed by Putnam's wholesaling force and through its partnerships with banks, securities firms and financial advisors.

         - The acquisition of American Heritage Life Insurance Company, a leading distributor of life, disability and health insurance to employees at their workplaces.

         -    The formation of AFD, Inc., a wholesaler of variable annuities.

         - The pilot rollout of Allstate Financial Advisors in California, Florida and Pennsylvania to provide professional financial planning and a variety of investment and insurance products.


         In addition, the life and savings segment continues to use the following strategic distribution arrangements:

         - An alliance between Northbrook Life Insurance Company and Dean Witter Reynolds, Inc., a wholly-owned subsidiary of Morgan Stanley Dean Witter & Co., for the marketing and distribution of Northbrook's life and annuity products through Dean Witter's broker sales force.

         - A reinsurance agreement with PNC Bank Corp. whereby 50% of the business sold through PNC is reinsured to PNC through offshore reinsurance affiliates of Allstate and PNC.

         - Marketing arrangements with various banks, securities firms and independent agencies for the sale of life and annuity products.


GEOGRAPHIC MARKETS

         The life and savings segment's principal market is the United States. Through a variety of companies, it is authorized to sell life insurance in 50 states, the District of Columbia, Puerto Rico and Canada.

         The following table reflects, in percentages, the principal geographic distribution of statutory premiums and deposits for the life and savings segment for the year ended December 31, 1999:


                                 California                10.0%
                                 Florida                    8.2%
                                 Illinois                   6.9%
                                 Pennsylvania               6.2%

No other jurisdiction accounted for more than five percent of the statutory premiums and deposits for the life and savings segment.

         In 1999, Allstate was also engaged, to a limited extent, in the life insurance and savings business in Indonesia, South Korea and the Philippines. Allstate intends to distribute life insurance and annuity products through a joint venture in India when that country opens its markets for private competition. In addition, it maintains a representative office in China with the intention of entering the Chinese market when permitted by the Chinese regulatory authorities.

COMPETITION

         The life and savings segment competes principally on the basis of the scope of its distribution systems, the breadth of its product offerings, the recognition of its brands, its financial strength, product features, price and customer service. In addition, with respect to variable life and annuity products, the segment competes on the basis of the variety of choices in its separate account portfolio of funds and the management and performance of those funds.

         The life insurance and annuity market continues to be highly fragmented and competitive. As of December 31, 1999, there were approximately 843 groups of life insurance companies in the United States, most of which offer one or more products similar to those offered by the life and savings segment and many of which use similar marketing techniques. Based on information contained in statements filed with state insurance departments, in 1998 approximately 23.8% of the life insurance and annuity statutory premiums and deposits were written by six groups of companies. Allstate's life and savings segment ranked 17th based on ordinary life insurance in force and 21st based on statutory admitted assets. Banks and savings and loan associations in certain jurisdictions compete with the segment in the sale of life insurance products. In addition, because certain life insurance and annuity products include a savings or investment component, competitors include securities firms, investment advisors, mutual funds, banks and other financial institutions.

         The life and savings segment is currently experiencing increased competition. This is due, in part, to demutualization and consolidation activity in the life insurance industry. Allstate expects this competitive environment to continue. Furthermore, Allstate expects consolidation and competition in the life and savings business to intensify following the recent enactment of the Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

RESERVES

         The establishment of reserve and contractholder fund liabilities in recognition of the segment's future benefit obligations under life and annuity policies and other products are discussed in Notes 2 and 8 to the Consolidated Financial Statements beginning on pages A-39 and A-55, respectively, of the Proxy Statement, incorporated herein by reference.

                             OTHER BUSINESS SEGMENTS

         Information regarding the last three years' revenues and operating profit or loss, and the last two years' identifiable assets attributable to both the corporate and other business segment and the discontinued lines and coverages segment is contained in Note 17 to Consolidated Financial Statements beginning on page A-69 of the Proxy Statement, incorporated herein by reference.

         Allstate's corporate and other business segment is comprised of holding company activities and certain non-insurance operations.

         Allstate's discontinued lines and coverages segment consists of business no longer written by Allstate, including environmental, asbestos and other mass tort exposures, and other commercial insurance business in run-off. This segment also included the mortgage pool insurance business that Allstate exited in 1999.

         An Allstate subsidiary wrote excess and surplus lines coverages from 1972 to 1985, including professional liability coverages written principally on claims-made coverage forms. The subsidiary also wrote substantial umbrella and excess liability coverages on an occurrence basis, including medical and other product liability coverages, for major United States corporations. In 1985, the subsidiary was merged into Allstate Insurance Company, which assumed all of its assets and liabilities. Since the early 1980s, Allstate has experienced significant increases in losses from policies arising out of the subsidiary's umbrella and excess liability coverage for large corporations. Most of these losses are related to environmental damage, asbestos-related claims or other mass tort claims. Allstate continues to be involved in coverage litigation with some of the former subsidiary's insureds.

         During the late 1960s and through the early 1980s Allstate's assumed reinsurance business unit wrote treaty and facultative reinsurance covering property and casualty policies with major United States corporations that have since become involved in environmental, asbestos and other mass tort exposures. Allstate's assumed reinsurance business unit continues to be involved in coverage litigation and arbitration with some of its ceding companies involving liability for these claims. In 1996, Allstate sold to SCOR Re the reinsurance liabilities it had assumed in 1985 and thereafter but retained its pre-1985 assumed reinsurance liabilities.

         In addition, after 1986, Allstate continued to write some direct commercial policies and national accounts risks. Also in 1986, the general liability policy used by Allstate and others in the property-liability industry for this business was amended to introduce an "absolute pollution exclusion" (which excluded coverage for environmental damage claims) and to add an asbestos exclusion. Most general liability policies issued prior to 1987 contained annual aggregate limits for product liability coverage and policies issued after 1986 also have an annual aggregate limit as to all coverages. Allstate's experience to date is that these policy form changes have effectively limited its exposure to environmental and asbestos claim risks.

         In summary, Allstate's environmental and asbestos exposures are primarily limited to policies written in periods prior to 1986 with the preponderance of the losses emanating from policies written in the 1970s. New environmental and asbestos claims, however, continue to be reported. Allstate has established reserves for the environmental and asbestos damage claims and for other mass tort exposures. Mass tort exposures primarily relate to product liability claims, such as those for medical devices and other products. However, there are significant inherent uncertainties in estimating the ultimate cost of these claims. Further information regarding the foregoing is contained in "Property-Liability Claims and Claims Expense Reserves" below. For information regarding Superfund proposed legislation, see "Regulation" below.

              PROPERTY-LIABILITY CLAIMS AND CLAIMS EXPENSE RESERVES

         The topic of property-liability claims and claims expense reserves applies to our entire property-liability operations, encompassing both the personal property and casualty segment and the discontinued lines segment.

         We establish property-liability loss reserves to cover our estimated ultimate liability for losses and loss adjustment expenses with respect to reported claims and claims incurred but not yet reported as of the end of each accounting period. In accordance with applicable insurance laws and regulations and generally accepted accounting principles (GAAP), no specific claim reserves are established until a loss occurs, including a loss from a catastrophe. Underwriting results of the two property-liability segments are significantly influenced by estimates of property-liability claims and claims expense reserves (see Note 7 to Consolidated Financial Statements beginning on page A-53 of the Proxy Statement incorporated herein by reference). These reserves are an accumulation of the estimated amounts necessary to settle all outstanding claims, including claims that are incurred but not reported as of the reporting date. These reserve estimates are based on known facts and circumstances, internal factors including Allstate's experience with similar cases, historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims and product mix. In addition, the reserve estimates are also influenced by external factors including court decisions, economic conditions and public attitudes. The effects of inflation are implicitly considered in the reserving process.

         The establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain process, and the ultimate cost of a loss may vary materially from the recorded amounts. We regularly update our reserve estimates as new facts become known and further events occur that may impact the resolution of unsettled claims. We reflect changes in prior year reserve estimates, which may be material, in the results of operations in the period in which changes are determined to be needed.

         Establishing net loss reserves for environmental, asbestos and other mass tort claims is subject to uncertainties that are greater than those presented by other types of claims. Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, availability and collectibility of reinsurance and the extent and timing of any such contractual liability. The legal issues concerning the interpretation of various insurance policy provisions and whether these losses are, or were ever intended to be covered, are complex. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insured obligation to defend; how policy limits are determined; how policy exclusions are applied and interpreted; and whether clean-up costs represent insured property damage. We believe that these issues are not likely to be resolved in the near future. See Note 7 to Consolidated Financial Statements beginning on page A-53 of the Proxy Statement, incorporated herein by reference.

         The following tables are summary reconciliations of the beginning and ending property-liability insurance claims and claims expense reserves, displayed individually for each of the last three years. The first table presents reserves on a gross (before reinsurance) basis. The end of year gross reserve balances are reflected in the Consolidated Statements of Financial Position on page A-35 of the Proxy Statement, incorporated herein by reference. The second table presents reserves on a net (after reinsurance) basis. The total net property-liability insurance claims and claims expense amounts are reflected in the Consolidated Statements of Operations on page A-33 of the Proxy Statement, incorporated herein by reference.

GROSS
($ IN MILLIONS)


                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ------------------------------------
                                                                              1999        1998         1997
                                                                          ---------   ---------    ---------
GROSS RESERVE FOR PROPERTY-LIABILITY CLAIMS AND CLAIMS EXPENSE,
  BEGINNING OF YEAR                                                       $ 16,881    $ 17,403     $ 17,382
  ACQUISITIONS                                                               1,047          96            0
                                                                          ---------   ---------    ---------
                  TOTAL  GROSS RESERVE ADJUSTED                             17,928      17,499       17,382

INCURRED CLAIMS AND CLAIMS EXPENSE
  PROVISION ATTRIBUTABLE TO THE CURRENT YEAR                                15,389      14,614       14,268
  DECREASE IN PROVISION ATTRIBUTABLE TO PRIOR YEARS                           (392)       (695)        (618)
                                                                          ---------   ---------    ---------
                  TOTAL CLAIMS AND CLAIMS EXPENSE                           14,997      13,919       13,650

CLAIM PAYMENTS
  CLAIMS AND CLAIMS EXPENSE ATTRIBUTABLE TO CURRENT YEAR                     9,324       8,909        8,300
  CLAIMS AND CLAIMS EXPENSE ATTRIBUTABLE TO PRIOR YEARS                      5,787       5,628        5,329
                                                                          ---------   ---------    ---------
                  TOTAL PAYMENTS                                            15,111      14,537       13,629
                                                                          ---------   ---------    ---------

GROSS RESERVE FOR PROPERTY-LIABILITY CLAIMS AND CLAIMS EXPENSE,
  END OF YEAR AS SHOWN ON 10-K LOSS RESERVE DEVELOPMENT TABLE             $ 17,814    $ 16,881     $ 17,403
                                                                          =========   =========    =========

NET
($ IN MILLIONS)


                                                                               YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------
                                                                              1999        1998         1997
                                                                          ---------   ---------    ---------
NET RESERVE FOR PROPERTY-LIABILITY CLAIMS AND CLAIMS EXPENSE,
  BEGINNING OF YEAR                                                       $ 15,423    $ 15,773     $ 15,598
  ACQUISITIONS                                                               1,023          58            0
                                                                          ---------   ---------    ---------
                  TOTAL NET RESERVES ADJUSTED                               16,446      15,381       15,598

INCURRED CLAIMS AND CLAIMS EXPENSE
  PROVISION ATTRIBUTABLE TO THE CURRENT YEAR                                15,266      14,301       14,013
  DECREASE IN PROVISION ATTRIBUTABLE TO PRIOR YEARS                           (587)       (700)        (677)
                                                                          ---------   ---------    ---------
                  TOTAL CLAIMS AND CLAIMS EXPENSE                           14,679      13,601       13,336

CLAIM PAYMENTS
  CLAIMS AND CLAIMS EXPENSE ATTRIBUTABLE TO CURRENT YEAR                     9,349       8,521        8,148
  CLAIMS AND CLAIMS EXPENSE ATTRIBUTABLE TO PRIOR YEARS                      5,615       5,488        5,013
                                                                          ---------   ---------    ---------
                  TOTAL PAYMENTS                                            14,964      14,009       13,161
                                                                          ---------   ---------    ---------

NET RESERVE FOR  PROPERTY-LIABILITY CLAIMS AND CLAIM EXPENSE,
  END OF YEAR AS SHOWN ON 10-K LOSS RESERVE DEVELOPMENT TABLE (1)         $ 16,161    $ 15,423     $ 15,773
                                                                          =========   =========    =========



(1) RESERVES FOR CLAIMS AND CLAIMS EXPENSE ARE NET OF REINSURANCE OF $1.65 BILLION, $1.46 BILLION AND $1.63 BILLION, AT DECEMBER 31, 1999, 1998 AND 1997, RESPECTIVELY.

         The year-end 1999 gross reserves of $17.81 billion for property-liability insurance claims and claims expense, as determined under GAAP, were $3.28 billion more than the reserve balance of $14.53 billion recorded on the basis of statutory accounting practices for reports provided to state regulatory authorities. The principal differences are reinsurance recoverables from third parties totaling $1.65 billion that reduce reserves for statutory reporting and are recorded as assets for GAAP reporting and a liability for $853 million that represents a deposit on assumed reinsurance from the acquisition of CNA personal lines. Additional differences are caused by the reserves of the international subsidiaries, which are not included in the combined United States statutory statement.

         As the tables above illustrate, Allstate's net reserve for property-liability insurance claims and claims expense at the end of 1998 developed favorably in 1999 by $587 million, compared to favorable development of the gross reserves of $392 million. Net reserve development in 1999, 1998 and 1997 was more favorable than the gross reserve development in these years. This relationship was due to the fact that Allstate's principal property-liability lines, such as private passenger auto and homeowners, were not significantly affected by reinsurance, whereas the discontinued lines and coverages segment involved a higher level of ceded reinsurance protection. The more favorable development in the net reserves was due to higher anticipated reinsurance cessions on increased reserve reestimates for the discontinued lines and coverages segment. For further discussion of Allstate's reinsurance programs, see "Property-Liability reinsurance ceded" beginning on page A-14 of the Proxy Statement, incorporated herein by reference.

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

                            Loss Reserve Development

         ($ in millions)


                                                                         December 31, (1)
                                ----------------------------------------------------------------------------------------------------
                                    1989      1990      1991      1992    1993      1994      1995    1996     1997    1998   1999
                                    ----      -----     -----     -----   -----     -----     -----   -----    -----   -----  ----
Gross Reserves for
  Unpaid Claims and
  Claims Expense                 $10,962    $12,117   $13,136   $14,902 $15,209   $16,414   $17,326 $17,382  $17,403 $16,881 $17,814
Deduct: Reinsurance
  Recoverable                      1,066      1,028     1,066     1,419   1,338     1,298     1,490   1,784    1,630   1,458   1,653
                                  ------     ------    ------    ------  ------    ------    ------  ------   ------  ------   -----
Reserve For Unpaid
Claims and Claims Expense         $9,896    $11,089   $12,070   $13,483 $13,871   $15,116   $15,836 $15,598  $15,773 $15,423 $16,161
-------------------------

Paid (cumulative) as of:
------------------------
    One year later                 4,295      4,558     4,550     4,955   4,472     4,748     5,787   5,013    5,488   5,615
    Two years later                6,338      6,723     6,688     7,068   6,519     7,749     8,232   7,952    8,361
    Three years later              7,584      8,010     7,935     8,283   8,273     9,247    10,083   9,773
    Four years later               8,338      8,778     8,694     9,430   9,140    10,400    11,170
    Five years later               8,824      9,279     9,508     9,985   9,849    11,070
    Six years later                9,180      9,883     9,907    10,467  10,251
    Seven years later              9,651     10,196    10,284    10,762
    Eight years later              9,921     10,512    10,514
    Nine years later              10,206     10,708
    Ten years later               10,385

Reserve Reestimated as of:
--------------------------
    End of year                    9,896     11,089    12,070    13,483  13,871    15,116    15,836  15,598   15,773  15,423 16,161
    One year later                10,312     11,367    11,990    13,081  13,159    14,691    15,500  14,921   15,073  14,836
    Two years later               10,617     11,576    11,909    12,745  12,890    14,295    14,917  14,450   14,548
    Three years later             10,990     11,680    11,905    12,735  12,832    13,928    14,700  14,156
    Four years later              11,105     11,777    12,010    12,877  12,617    13,835    14,613
    Five years later              11,245     11,954    12,322    12,830  12,585    13,915
    Six years later               11,447     12,378    12,395    12,895  12,730
    Seven years later             11,962     12,503    12,499    13,070
    Eight years later             12,091     12,612    12,686
    Nine years later              12,216     12,802
    Ten years later               12,417

Initial reserve in excess of
(less than) reestimated reserve:
-------------------------------
    Amount                       ($2,521)   ($1,713)    ($616)     $413  $1,141    $1,201    $1,223  $1,442   $1,225    $587
    Percent                       (25.5%)    (15.4%)    (5.1%)      3.1%    8.2%      7.9%      7.7%    9.2%     7.8%    3.8%

Gross Reestimated Liability-Latest                                      $14,582   $15,643   $16,322 $16,145  $16,348 $16,489
Reestimated Recoverable-Latest                                            1,852     1,728     1,709   1,989    1,800   1,653
                                                                        -----------------------------------------------------
Net Reestimated Liability-Latest                                        $12,730   $13,915   $14,613 $14,156  $14,548 $14,836

Gross Cumulative Excess (Deficiency)                                       $627      $771    $1,004  $1,237   $1,055    $392
                                                                          =====================================================

(1) For 1990 through 1995, this loss reserve development table excludes ARCO claims and claims expense, due to the unavailability of loss reserve development information for these claims on a comparable basis. ARCO was sold in 1996.

         The subsequent reduction in the net reserves established since December 31, 1993 shown in the foregoing table reflects favorable severity trends that Allstate has experienced, as more fully discussed below. The initial reserves established at the end of 1991, and all previous years reflected in the table, had to be increased over the time frame used in the table principally due to the cumulative adverse reserve development on environmental, asbestos and other mass tort claims, virtually all of which relates to 1984 and prior years.

         Allstate has used complex databases developed by outside experts to estimate its potential environmental losses. In addition, Allstate has its own estimation techniques for environmental and asbestos losses. We have used a combination of these resources, along with an extensive internal review of our current claim exposures, to estimate environmental and asbestos reserves. In addition we have analyzed our reinsurance recoverables in depth. Allstate updates its evaluations of environmental, asbestos and other mass tort reserves annually. While we believe that the actuarial techniques and databases described above have assisted in our ability to estimate environmental, asbestos and other mass tort net loss reserves, these refinements may prove to be inadequate indicators of the extent of probable loss. See Note 7 to the Consolidated Financial Statements beginning on page A-53 of the Proxy Statement, incorporated herein by reference.

         The following table is derived from the Loss Reserve Development table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the same ten-year period ended December 31, 1999. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates for the indicated accident year(s).

                      Effect of Net Reserve Reestimates on
                            Calendar Year Operations

($ in millions )


                     1990    1991    1992    1993    1994    1995    1996    1997    1998   1999    TOTAL
                     ----    ----    ----    ----    ----    ----    ----    ----    ----   ----    -----
BY ACCIDENT
YEAR
1989 & PRIOR         $416    $305    $373    $115    $140    $202    $515    $129    $125   $201      $2,521
      1990                    (27)   (164)    (11)    (43)    (25)    (91)     (4)    (16)   (11)       (392)
      1991                           (289)   (185)   (101)    (72)   (112)    (52)     (5)    (3)       (819)
      1992                                   (321)   (332)   (115)   (170)   (120)    (39)   (12)     (1,109)
      1993                                           (376)   (259)   (200)   (168)    (97)   (30)     (1,130)
      1994                                                   (156)   (338)   (152)    (61)   (65)       (772)
      1995                                                             60    (216)   (124)  (167)       (447)
      1996                                                                    (94)   (254)  (207)       (555)
      1997                                                                           (229)  (231)       (460)
      1998                                                                                   (62)        (62)

                     ----    ----    ----    ----    ----    ----    ----    ----    ----   ----      ------
TOTAL                $416    $278    ($80)  ($402)  ($712)  ($425)  ($336)  ($677)  ($700) ($587)    ($3,225)
                     ====    ====    ====   =====   =====   =====   =====   =====   =====  =====     =======

         Favorable calendar year reserve development in 1992 through 1999 was the result of favorable severity trends in each of the eight years, which more than offset adverse development in the discontinued lines and coverages segment.

         The favorable severity trend during this eight-year period was largely due to lower than anticipated medical cost inflation for personal auto injury claims. We believe that improvement in Allstate's claim settlement processes contributed to favorable development since 1995. The impacts of the moderate medical cost inflation trend have emerged over time as actual claim settlements validated the effect of the rate of inflation. In addition, while claim settlement process changes are believed to have contributed to favorable severity trends on closed claims, these changes introduce a greater degree of variability in reserve estimates for the remaining outstanding claims at December 31, 1999. Future reserve development releases, if any, are expected to be adversely impacted by anticipated increases in medical cost inflation rates. See "Forward-Looking Statements and Risk Factors Affecting Allstate" in this Form 10-K.

                                REINSURANCE CEDED

        Information regarding reinsurance ceded is incorporated herein by reference to the discussion of "Property-Liability reinsurance ceded" beginning on page A-14 of the Proxy Statement. The property-liability operations referred to in that discussion include the personal property and casualty segment and the discontinued lines and coverages segment.

                              CAPITAL REQUIREMENTS

        Information regarding Allstate's capital requirements is incorporated herein by reference to the discussion of "Capital Resources and Liquidity" beginning on page A-22 of the Proxy Statement. The property-liability operations referred to in that discussion include the personal property and casualty segment and the discontinued lines and coverages segment.

                                   INVESTMENTS

        Information regarding Allstate's investment portfolio and activities is incorporated herein by reference to the discussion of "Market Risk" beginning on page A-18 of the Proxy Statement and "Investments" beginning on page A-25 of the Proxy Statement. The property-liability operations referred to in those discussions include the personal property and casualty segment and the discontinued lines and coverages segment.

                                   REGULATION

         Allstate is subject to extensive regulation and supervision in the jurisdictions in which it does business. This has a substantial effect on our business, especially our personal property and casualty business. We are subject to regulation and supervision on a wide variety of matters including licensing and examination, rate setting, trade practices, policy forms, the nature and amount of our investments, claims practices, participation in shared markets and guaranty funds, reserve adequacy, insurer solvency, transactions with affiliates, the amount of dividends that we may pay, and underwriting standards. Some of these matters are discussed in more detail below. For discussion of statutory financial information, see Note 14 to Consolidated Financial Statements beginning on page A-64 of the Proxy Statement, incorporated herein by reference. For discussion of regulatory contingencies, see Note 12 to Consolidated Financial Statements beginning on page A-60 of the Proxy Statement, incorporated herein by reference.

LIMITATIONS ON DIVIDENDS BY INSURANCE SUBSIDIARIES - As a holding company with no significant business operations of its own, the Parent relies on dividends from Allstate Insurance Company as the principal source of cash to pay dividends and to meet its obligations, including the payment of principal and interest on debt. Allstate Insurance is regulated as an insurance company in Illinois. Under Illinois law, it may not pay a dividend without notifying the Illinois Department of Insurance and providing specified financial information. Furthermore, Illinois law requires Allstate Insurance to notify and receive approval from the Director of the Illinois Department of Insurance for the declaration or payment of any dividend, which together with other dividends or distributions made within the preceding twelve months, exceeds the greater of:

- 10% of Allstate Insurance's statutory surplus as of December 31 of the prior year; or

- Allstate Insurance's statutory net income for the twelve-month period ending December 31 of the prior year.

         As of December 31, 1998 and 1999, Allstate Insurance's statutory net income for the prior twelve-month period was greater than 10% of its year-end statutory surplus. In the twelve-month period beginning January 1, 1999, Allstate Insurance paid $2.96 billion in dividends, the maximum amount allowed under Illinois insurance law without the prior approval of the Illinois Department of Insurance based on 1998 statutory net income. At any point in time during the period beginning on May 20, 2000 and continuing through December 31, 2000, Allstate Insurance will be able to pay $1.96 billion in dividends, less the amount of dividends paid during the preceding 12 months measured at that point in time, without the prior approval of the Illinois Department of Insurance.

         The laws of the other jurisdictions, which govern Allstate's insurance subsidiaries generally, contain similar limitations on the payment of dividends; however, in some jurisdictions the laws may be somewhat more restrictive.

         HOLDING COMPANY REGULATION - The Parent and Allstate Insurance Company are insurance holding companies subject to regulation throughout jurisdictions in which their insurance subsidiaries do business. These subsidiaries are organized under the respective insurance codes of Arizona, California, Florida, Illinois, Nebraska, New Hampshire, New York, Pennsylvania and Texas. The insurance codes in these states contain similar provisions (subject to certain variations) to the effect that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulator. In general, a presumption of "control" arises from the ownership, control, possession with the power to vote or possession of proxies with respect to 10% or more of the voting securities of a domestic insurer or of a person that controls a domestic insurer. In Florida, regulatory approval must be obtained prior to the acquisition of 5% or more of the voting securities of a domestic stock insurer or of a controlling company. In addition, certain state insurance laws contain provisions that require pre-acquisition notification to state agencies of a change in control with respect to a non-domestic insurance company licensed to do business in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic insurer if certain conditions exist, such as undue market concentration. Thus, any transaction involving the acquisition of 10% (5% in Florida) or more of the Parent's common stock would generally require prior approval by the state insurance departments in Arizona, California, Florida, Illinois, Nebraska, New Hampshire, New York, Pennsylvania and Texas and would require the pre-acquisition notification in those other states that have adopted pre-acquisition notification provisions and where the insurance subsidiaries are admitted to transact business. Such approval requirements may deter, delay or prevent certain transactions affecting the ownership of the Parent's common stock.

         RATE REGULATION - Most states have insurance laws requiring personal property and casualty insurers to file rate schedules, policy or coverage forms, and other information with the state's regulatory authority. In many cases, such rates and/or policy forms must be approved prior to use. While they vary from state to state, the objectives of the rating laws are generally the same: a rate must be adequate, not excessive, and not unfairly discriminatory.

         Personal property and casualty insurers are generally unable to effect rate increases with respect to a coverage until sometime after the costs associated with such coverage have increased. The speed at which an insurer can change rates in response to competition or to increasing costs depends, in part, on whether the rating laws are administered as (i) prior approval, (ii) file-and-use, or (iii) use-and-file laws. In states having prior approval laws, the regulator must approve a rate before the insurer may use it. In states having file-and-use laws, the insurer does not have to wait for the regulator's approval to use a rate, but the rate must be filed with the regulatory authority prior to being used. A use-and-file law requires an insurer to file rates within a certain period of time after the insurer begins using the rates. Approximately one half of the states, including California and New York, have prior approval laws. States such as Florida, Illinois and Michigan have both use-and-file and file-and-use laws or regulations, depending upon the line of coverage. Under all three types of rating systems, the regulator has the authority to disapprove the rate subsequent to its filing.

         State regulators have broad discretion in judging whether an insurer's rates are adequate, not excessive and not unfairly discriminatory. An insurer's ability to adjust its rates in response to competition or to increasing costs is often dependent on an insurer's ability to demonstrate to the regulator that its rates or proposed rates meet the objectives of the rating laws. In those states that significantly restrict an insurer's discretion in selecting the business that it wants to underwrite, an insurer can manage its risk of loss by charging a price that matches the cost of providing the insurance. In those states that significantly restrict an insurer's ability to charge a price that matches the cost of providing the insurance, the insurer can manage its risk of loss by being more selective in the type of business it underwrites. When a state significantly restricts both underwriting and pricing, it becomes more difficult for an insurer to maintain its profitability.

         Changes in Allstate's claim settlement process, which we believe have contributed to favorable severity trends on closed bodily injury claims since 1995 and to a slowing of loss payments and an increase in the number of outstanding claims, may require Allstate to actuarially adjust loss information used in its rate application process.

         From time to time, the private passenger auto insurance industry has come under pressure from state regulators, legislators and special interest groups to reduce, freeze or set rates at levels that do not, in our view, correspond with underlying costs. Some of this activity can result in legislation and/or regulations that adversely affect the profitability of Allstate's personal property and casualty segment. Adverse legislative and regulatory activity constraining our ability to adequately price insurance coverage may occur in the future. We have experienced similar pressure regarding rates for homeowners insurance, particularly as regulators in catastrophe prone states struggle to identify an acceptable methodology to price for catastrophe exposure. We cannot predict the impact on our results of operations, liquidity or financial position of possible future legislative and regulatory measures regarding rates.

         SHARED MARKETS - As a condition of its license to do business in various states, Allstate is required to participate in mandatory shared market mechanisms or pooling arrangements, which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage voluntarily provided by private insurers. Underwriting results related to these organizations have been immaterial to the results of operations.

         GUARANTY FUNDS - Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Allstate's expenses related to these funds have been immaterial. See "Pending Accounting Standards" on page A-29 of the Proxy Statement, incorporated herein by reference.

         INVESTMENT REGULATION - We are subject to state laws and regulations that require diversification of our investment portfolio and that limit the amount of our investments in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. As of December 31, 1999, Allstate's investment portfolio complied with such laws and regulations in all material respects.

         REGULATION AND LEGISLATION AFFECTING CONSOLIDATION IN THE FINANCIAL SERVICES INDUSTRY - A number of enacted and pending legislative measures may lead to increased consolidation and increased competition in the financial services industry. At the federal level, these measures include the recently enacted Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers. Under the Gramm-Leach-Bliley Act, the Parent is a grandfathered unitary thrift holding company and consequently may engage in activities that are not financial in nature. At the state level, these measures include legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company, thereby allowing insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) at least 51% by their policyholders and potentially up to 49% by stockholders. Also several large mutual life insurers have used or are expected to use existing state laws and regulations governing the conversion of mutual insurance companies into stock insurance companies (demutualization). These measures may also increase competition for capital among financial service providers.

         OTHER REGULATORY INITIATIVES AND PROPOSED LEGISLATION - In recent years the state insurance regulatory framework has come under increased federal scrutiny and certain state legislatures have considered or enacted laws that alter and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems. Further, the NAIC and state insurance regulators are re-examining existing laws and regulations, specifically focusing on issues relating to the solvency of insurance companies, interpretations of existing laws and the development of new laws. We cannot predict whether any state or federal legislation will be enacted to change the nature or scope of regulation of the insurance industry, or what effect any such legislation would have on Allstate.

         Deferred annuities and interest-sensitive life insurance products receive favorable policyholder taxation under current tax laws and regulations. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products.

         Environmental pollution clean-up of polluted waste sites is the subject of both federal and state regulation. The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfund") govern the clean-up and restoration of waste sites by "Potentially Responsible Parties" ("PRP's"). Superfund and the mini-Superfunds (Environmental Clean-up Laws or "ECLs") establish a mechanism to pay for clean-up of waste sites if PRP's fail to do so, and to assign liability to PRP's. The extent of liability to be allocated to a PRP is dependent on a variety of factors. By some estimates, there are thousands of potential waste sites subject to clean-up, but the exact number is unknown. To date, fewer than half of the designated Superfund sites have been cleaned up. The extent of clean-up necessary and the process of assigning liability remains in dispute. The insurance industry is involved in extensive litigation regarding coverage issues arising out of the clean-up of waste sites by insured PRPs and insured parties' alleged liability to third parties responsible for the clean-up. The insurance industry, including Allstate, is disputing many such claims. Key coverage issues include whether Superfund response, investigation and clean-up costs are considered damages under the policies, trigger of coverage, applicability of several types of pollution exclusions, proper notice of claims, whether administrative liability triggers the duty to defend, appropriate allocation of liability among triggered insurers, and whether the liability in question falls within the definition of an "occurrence." Identical coverage issues exist for clean-up and waste sites not covered under Superfund. To date, courts have been inconsistent in their rulings on these issues. Allstate's exposure to liability with regard to its insureds, which have been, or may be, named as PRPs is uncertain. See the discussion of Allstate's discontinued lines and coverages segment in "Other Business Segments", above.

         Superfund reform proposals have been introduced in Congress, but none has been enacted at the date of this filing. Allstate will support Superfund reform which minimizes litigation and other transaction costs; hastens the clean-up of waste sites without imposing new or additional taxes; addresses the elimination of strict, retroactive, and joint and several liability; allows for the selection of cost-effective, efficient and practical remedial measures; eliminates retroactive natural resource damage awards; and encourages local input into the clean-up process. At this time, there can be no assurance that any Superfund reform legislation will be enacted or that any such legislation will provide for a fair, effective and cost-efficient system for settlement of Superfund related claims.

                                    YEAR 2000

         Information regarding Allstate's Year 2000 issues and consequences is incorporated herein by reference to the discussion of "Year 2000" on page A-27 of the Proxy Statement.

                        OTHER INFORMATION ABOUT ALLSTATE

         As of December 31, 1999, Allstate had approximately 52,000 employees.

         Allstate's four business segments use shared services provided by Allstate Insurance Company and other subsidiaries, including human resources, investment, finance, information technology and legal services.

         Although the insurance business generally is not seasonal, claims and claims expense for the personal property and casualty segment tend to be higher for periods of severe or inclement weather.

         The names "Allstate" and "Allstate Life," the slant "A" Allstate logo, the slogan "You're in Good Hands With Allstate" and the graphic "Good Hands" design logos which feature cupped hands or cupped hands holding an automobile and a house, and the "Northbrook" logo design are used extensively in Allstate's businesses. Allstate's rights in the United States to the names "Allstate" and "Allstate Life", the Allstate and Northbrook logos, the "Good Hands" slogan and the "Good Hands" symbols continue so long as Allstate continues to exercise those rights. These service marks are the subject of many renewable United States and foreign service mark registrations. Allstate believes that these service marks are material to its business. American Heritage Life Insurance Company uses its registered service mark "The Workplace Marketer" extensively in its business and will maintain its rights to that service mark by continued use.

                         FORWARD-LOOKING STATEMENTS AND
                         RISK FACTORS AFFECTING ALLSTATE

         This document contains "forward-looking statements" that anticipate results based on management's plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

         Forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "expects," "will," "anticipates," "estimates," "intends," "believes" and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Forward-looking statements are based on management's current expectations of future events. We cannot guarantee that any forward-looking statement will be accurate. However, we believe that our forward-looking statements are based on reasonable, current expectations and assumptions. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

         If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in our forward-looking statements. In addition to the normal risks of business, Allstate is subject to significant risk factors, including those listed below which apply to it as an insurance business.

         - The implementation of our multi-access distribution model involves risks and uncertainties that could have a material adverse effect on our results of operations, liquidity or financial position. More specifically, the following factors could affect our ability to successfully implement various aspects of our new multi-access distribution model:

              --The success of our proposed direct response call centers may be adversely affected by the limited pool of individuals suited and trained to do such work in any geographic area, particularly in light of the current low unemployment rate. The absence of seasoned staff could be a factor impeding the training of staff and the roll-out of the call centers because they represent a new initiative by Allstate involving virtually all new hires.

              --The reorganization of our multiple employee agency programs into Allstate's single exclusive agency independent contractor program may have a temporary negative impact on written premium. As the reorganization proceeds, many agents will be deciding whether to convert to independent contractor status and remain with Allstate; to convert to independent contractor status and sell their economic interest in their book of businesses to an Allstate-approved buyer; or to retire or otherwise voluntarily separate from Allstate. The distractions of this decision making process and the possible departure of some agents may lead to decreased sales. In addition, possible litigation regarding the reorganization could diminish the gains in efficiency and cost-effectiveness that we expect to realize from the transition to one program.

              --The reorganization of our multiple employee agency programs into Allstate's single exclusive agency independent contractor program, as well as our plans to sell and service our products through direct response call centers and the Internet, are dependent upon our ability to adapt current computer systems and to develop and implement new systems.

         - There is inherent uncertainty in the process of establishing property-liability loss reserves, particularly reserves for the cost of environmental, asbestos and other mass tort claims. This uncertainty arises from a number of factors, including ongoing interpretation of insurance policy provisions by courts, inconsistent decisions in lawsuits regarding coverage, and expanded theories of liability. In addition, on-going changes in claims settlement practices can lead to changes in loss payment patterns. Moreover, while we believe that improved actuarial techniques and databases have assisted us in estimating environmental, asbestos and other mass tort net loss reserve, these refinements may subsequently prove to be inadequate indicators of the extent of probable loss. Consequently, ultimate losses could materially exceed established loss reserves and have a material adverse effect on our results of operations, liquidity or financial position.

         - We have experienced, and we continue to expect to experience, catastrophe losses. While we believe that our catastrophe management initiatives (described in "PP&C catastrophe losses and catastrophe management" beginning on page A-8 of the Proxy Statement) have reduced the magnitude of possible future losses, Allstate continues to be exposed to catastrophes that could have a material adverse impact on our results of operations, liquidity or financial position. Catastrophic events in the future may indicate that the techniques and data that we use to predict the probability of catastrophes and the extent of the resulting losses are inaccurate.

         - Changes in market interest rates can have adverse effects on Allstate's investment portfolio, investment income and product sales. Increases in market interest rates have an adverse impact on the value of the investment portfolio by decreasing capital gains. In addition, increases in market interest rates as compared to rates offered on some of the life and savings segment's products make those products less attractive and therefore decrease sales. Declining market interest rates have an adverse impact on our investment income as we invest positive cash flows from operations and as we reinvest proceeds from maturing and called investments in new investments yielding less than the portfolio's average rate. Despite recent increases, current market interest rates are lower than the Allstate portfolio's average rate.

         - In order to meet the anticipated cash flow requirements of our obligations to policyholders, from time to time we adjust the effective duration of the assets and liabilities of the life and savings segment's investment portfolio. Those adjustments may have an impact on the value of the investment portfolio and on investment income.

         - The insurance business is subject to extensive regulation--particularly at the state level. Many of these restrictions affect our ability to operate and grow our businesses in a profitable manner. In particular, the personal property and casualty segment's implementation of a tiered-based pricing model for its private passenger auto business is subject to state regulation of auto insurance rates.

         - Recently, the competitive pricing environment for private passenger auto insurance has put pressure on the personal property and casualty segment's premium growth and profit margins. We believe that this pressure is abating and that industry participants may begin to raise auto insurance rates in 2000. However, because Allstate's personal property and casualty segment's loss ratio compares favorably to the industry, state regulatory authorities may resist our efforts to raise rates or to maintain them at current levels.

         - The Parent is a holding company with no significant business operations of its own. Consequently, to a large extent, its ability to pay dividends and meet its debt payment obligations is dependent on dividends from its subsidiaries, primarily Allstate Insurance Company.

         - State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require Allstate's subsidiaries to maintain financial strength or claims-paying ability ratings. These restrictions affect the Parent's ability to pay dividends to stockholders and use its capital in other ways.

         - There is uncertainty involved in estimating the availability of reinsurance and the collectibility of reinsurance recoverables. This uncertainty arises from a number of factors, including segregation by the industry generally of reinsurance exposure into separate legal entities.

         - The life and savings segment distributes some of its products under agreements with other financial services entities. Termination of such agreements due to changes in control of these non-affiliated entities could have a detrimental effect on the segment's sales. This risk may be increased due to the recent enactment of the Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

         - In November 1999, we announced a program to reduce expenses by approximately $600 million, to be fully realized beginning in 2001. These expense reductions are dependent on the elimination of certain employee positions, the consolidation of our operations and facilities, and the reorganization of our multiple employee agency programs into Allstate's single exclusive agency independent contractor program. The savings are to be invested in technology, competitive pricing, enhanced marketing and advertising.

         - The Parent maintains a $1.50 billion, five-year revolving line of credit and a $50 million one-year revolving line of credit as potential sources of funds to meet short-term liquidity requirements. In order to borrow on the five-year line of credit, Allstate Insurance Company is required to maintain a specified statutory surplus level and the Allstate debt to equity ratio (as defined in the credit agreement) must not exceed a designated level. The ability of the Parent and Allstate Insurance to meet the requirements is dependent upon their financial condition. If Allstate Insurance were to sustain significant losses from catastrophes, its and the Parent's ability to borrow on the lines of credit could be diminished or eliminated during a period when they might be most in need of capital resources and liquidity.

         - Changes in the severity of claims have an impact on the profitability of our business. Changes in injury claim severity are driven primarily by inflation in the medical sector of the economy. Changes in auto physical damage claim severity are driven primarily by inflation in auto repair costs and used car prices.

         - For our non-standard auto insurance business, we are implementing programs to address the emergence of adverse profitability trends. These programs include additional down-payment requirements, new underwriting guidelines and new rating plans. We expect these programs to have a temporary adverse impact on written premium growth; however, they should improve profitability over time.

         - A number of enacted and pending legislative measures may lead to increased consolidation and increased competition in the financial services industry. At the federal level, these measures include the recently enacted Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers. At the state level, these measures include legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company, thereby allowing insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) at least 51% by their policyholders and potentially up to 49% by stockholders. Also several large mutual life insurers have used or are expected to use existing state laws and regulations governing the conversion of mutual insurance companies into stock insurance companies (demutualization). These measures may also increase competition for capital among financial service providers.

         - Deferred annuities and interest-sensitive life insurance products receive favorable policyholder taxation under current tax laws and regulations. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products.

         - Due to legislative and regulatory reform of the auto insurance system in New Jersey that included regulated rate reductions and coverage changes effective for new policies written and renewals processed on and after March 22, 1999, Allstate New

              Jersey Insurance Company, an Allstate subsidiary, experienced decreased average premiums in 1999. We expect that these reforms will also lead to improved loss experience in the future. However, it is possible that losses may increase or that any decrease in losses will not be commensurate with the reductions in premiums.

         - The adoption of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," is not expected to be material to Allstate's results of operations. However, the impact is dependent upon market conditions and our investment portfolio existing at the date of adoption, which for Allstate will be January 1, 2001.

         - Additional risk factors regarding market risk are incorporated herein by reference to the discussion of "Market Risk" beginning on page A-18 of the Proxy Statement.

EXECUTIVE OFFICERS

            The following table sets forth the names of our executive officers, their current ages, their positions, and the dates of their first election as officers. "AIC" refers to Allstate Insurance Company. "ALIC" refers to Allstate Life Insurance Company.


                                                                                                  First Date
Name                    Age                         Position and Offices Held                   Elected Officer
----                    ---                         -------------------------                   ---------------

Edward M. Liddy.........54                         Chairman, President and Chief Executive           1994
                                                   Officer of Parent and AIC.  Also a
                                                   director of The Allstate Corporation

Robert S. Apatoff.......41                         Senior Vice President and Chief                   1999
                                                   Marketing Officer of AIC

John L. Carl............52                         Vice President and Chief Financial                1999
                                                   Officer of Parent; Senior Vice
                                                   President and Chief Financial Officer
                                                   of AIC

Richard I. Cohen........55                         Senior Vice President of AIC                      1989
                                                   (President, Property and Casualty)

Joan M. Crockett........49                         Senior Vice President
                                                   of AIC (Human Resources)                          1994

Edward J. Dixon.........56                         Senior Vice President of AIC                      1988
                                                   (PP&C Field Operations)

Steven L. Groot.........50                         Senior Vice President of AIC                      1988
                                                   (President, International)

Michael J. McCabe.......54                         Vice President and General Counsel of             1980
                                                   Parent; Senior Vice President
                                                   and General Counsel of AIC

Ronald D. McNeil........47                         Senior Vice President of AIC                      1994
                                                   (Property Operations)

Robert W. Pike..........58                         Vice President and Secretary                      1978
                                                   of Parent; Executive Vice President,
                                                   and Secretary of AIC

Samuel H. Pilch ........53                         Controller of Parent; Group                       1995
                                                   Vice President and Controller
                                                   of AIC

Francis W. Pollard......57                         Senior Vice President and                         1984
                                                   Chief Information Officer
                                                   of AIC

Casey J. Sylla..........56                         Senior Vice President and Chief                   1995
                                                   Investment Officer of AIC


Rita P. Wilson..........53                         Senior Vice President of AIC                      1988
                                                   (President, Allstate Indemnity)

Thomas J. Wilson........42                         President, ALIC                                   1995


         No family relationships exist among the above-named individuals.

         Each of the officers named above may be removed from office at any time, with or without cause, by the board of directors of the relevant company.

         With the exception of Ms. Wilson and Messrs. Apatoff, Carl, Pilch, Sylla and Wilson, the above officers have held the positions set forth in the above tabulation for at least the last five years or have served Allstate in various executive or administrative capacities for at least five years. Prior to her election in May 1996 to the position stated above, Ms. Wilson had served as Senior Vice President-Corporate Communication for Ameritech Corporation since November 1994 and, from September 1990 until November 1994, she was a Senior Vice President of AIC. Prior to his election in November 1999 to the position stated above, Mr. Apatoff served as Corporate Vice President, Marketing for Aetna Inc. Prior to his election in April 1999 to the position stated above, Mr. Carl served as Executive Vice President and Chief Financial Officer of Amoco Corporation. Before his election in January 1999 to the position stated above, Mr. Pilch served as Controller of the Parent and AIC since 1995 and, prior to that, as Vice President of The Travelers Corporation since 1989. Before coming to Allstate, Mr. Sylla served as a Senior Vice President for Northwestern Mutual Life Insurance Company from 1992 to 1995. Prior to his election in January 1999 to the position stated above, Mr. Wilson served as the Parent's and AIC's Chief Financial Officer since July 1995 and prior to that as Sears' Vice President, Strategy and Analysis since 1993.

ITEM 2.  PROPERTIES

         Our home office complex is located in Northbrook, Illinois. The complex consists of three buildings totaling approximately two million square feet of office space on a 185-acre site. The Northbrook complex serves as the headquarters for both the personal property and casualty segment and the life and savings segment.

         We also operate from approximately 1,700 administrative, data processing, claims handling and other support facilities in North America, Europe and the Far East. Approximately 5,600,000 square feet are owned and 8,600,000 are leased. Our approximately 12,000 sales facilities are normally leased directly by our agents. Only major facilities are owned and these are in the United States and Canada. In almost all cases, lease terms are for five years or less.

         We believe that our properties and facilities are adequate and suited to our current operations.

ITEM 3.   LEGAL PROCEEDINGS

         Incorporated herein by reference to the "Regulation and Legal Proceedings" discussion beginning on page A-27 of the Proxy Statement.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     Part II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         There were 751,791,781 record holders of the Parent's common stock as of March 20, 2000. The principal market for the Parent's common stock is the New York Stock Exchange. The Parent's common stock is also listed on the Chicago Stock Exchange. Set forth below are the high and low prices of, and cash dividends declared for, the Parent's common stock during 1999 and 1998. Stock prices and dividends have been adjusted to reflect the 2-for-1 split of the Parent's common stock in July 1998:


                                                                             DIVIDENDS
                                  HIGH          LOW           CLOSE          DECLARED

          1999
          First quarter            41          34 3/4        37 1/16           .150
          Second quarter         40 3/4       34 13/16       35 7/8            .150
          Third quarter         37 15/16      24 13/16      24 15/16           .150
          Fourth quarter         30 9/16       22 7/8        24 1/16           .150
          ---------------------------------------------------------------------------------

          1998
          First quarter          49 3/16      40 15/16      45 31/32           .135
          Second quarter         50 1/8        44 1/8       45 25/32           .135
          Third quarter          52 3/8        36 1/16       41 1/2            .135
          Fourth quarter         48 3/8          37          38 1/2            .135
          ---------------------------------------------------------------------------------
          Stock price ranges are from the New York Stock Exchange Composite
          Listing.


         The discussion of "Limitations on Dividends By Insurance Subsidiaries" on page 19 of this Form 10-K is incorporated by reference in this Item 5.

ITEM 6.   SELECTED FINANCIAL DATA

         Incorporated herein by reference to "11-Year Summary of Selected Financial Data" beginning on page A-2 of the Proxy Statement.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         Incorporated herein by reference to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page A-4 of the Proxy Statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Incorporated herein by reference to the "Market Risk" discussion beginning on page A-18 of the Proxy Statement.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Parent, including the notes to such statements, beginning on page A-33 of the Proxy Statement and the information under "Quarterly Results" on page A-72 of the Proxy Statement are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information regarding directors of the Parent is incorporated herein by reference to the descriptions under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

         Information regarding executive officers of the Parent is incorporated herein by reference to Item 1 of this Report under the caption "Executive Officers" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation is incorporated herein by reference to the material under the caption "Non-Employee Directors' Compensation and Benefits" on page 7 of the Proxy Statement and under the caption "Executive Compensation" on pages 13-19 of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" on pages 8-9 of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is incorporated herein by reference to the material under the heading "Certain Transactions" on page 21 of the Proxy Statement.

                                     Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                FORM 8-K

(a) 1 and 2     An "Index to Financial Statements and Financial Statement
Schedules" has been filed as a part of this Form 10-K beginning on page S-1 hereof.

(a) 3           Exhibits:

        An "Exhibit Index" has been filed as a part of this Form 10-K beginning on page E-1 hereof and is incorporated herein by reference.

(b)     Reports on Form 8-K:

            Current Report on Form 8-K filed October 12, 1999 (Items 5 and 7) Current Report on Form 8-K filed October 26, 1999 (Items 5 and 7) Current Report on Form 8-K filed November 2, 1999 (Items 5 and 7) Current Report on Form 8-K filed November 12, 1999 (Items 5 and 7) Current Report on Form 8-K filed November 23, 1999 (Items 5 and 7)

                                   SIGNATURES

          Pursuant to the Requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                THE ALLSTATE CORPORATION
                                                       (Registrant)




                                                /S/SAMUEL H. PILCH
                                                -------------------------------
                                           By:  Samuel H. Pilch
                                                Controller
                                                (Principal Accounting Officer)


                                                March 24, 2000


             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                        Title                                           Date
---------                        -----                                           ----

/S/ EDWARD M. LIDDY              Chairman, President and
---------------------            Chief Executive Officer )
Edward M. Liddy                  and a Director
                                 (Principal Executive
                                 Officer)                                   March 24, 2000


/S/JOHN L. CARL                  Vice President and Chief
---------------------            Financial Officer
John L. Carl                     (Principal Financial Officer)              March 24, 2000


/S/ F. DUANE ACKERMAN            Director                                  March 24, 2000
---------------------
F. Duane Ackerman

/S/ JAMES G. ANDRESS             Director                                  March 24, 2000
---------------------
James G. Andress

/S/WARREN L. BATTS               Director                                  March 24, 2000
---------------------
Warren L. Batts

/S/EDWARD A. BRENNAN             Director                                  March 24, 2000
---------------------
Edward A. Brennan

/S/ JAMES M. DENNY               Director                                  March 24, 2000
---------------------
James M. Denny

/S/ W. JAMES FARRELL             Director                                  March 24, 2000
---------------------
W. James Farrell

/S/RONALD T. LEMAY               Director                                  March 24, 2000
---------------------
Ronald T. LeMay

/S/MICHAEL A. MILES              Director                                  March 24, 2000
---------------------
Michael A. Miles

/S/H. JOHN RILEY, JR.            Director                                  March 24, 2000
---------------------
H. John Riley, Jr.

/S/JOSHUA I. SMITH               Director                                  March 24, 2000
---------------------
Joshua I. Smith

/S/JUDITH A. SPRIESER            Director                                  March 24, 2000
---------------------
Judith A. Sprieser

                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1999

The following consolidated financial statements, notes thereto and related information of The Allstate Corporation are incorporated herein by reference to the Parent's Proxy Statement.


                                                              Page*
                                                              -----
Consolidated Statements of Operations **                      A-33
Consolidated Statements of Comprehensive Income **            A-34
Consolidated Statements of Financial Position **              A-35
Consolidated Statements of Shareholders' Equity **            A-36
Consolidated Statements of Cash Flows **                      A-37
Notes to the Consolidated Financial Statements**              A-38
Quarterly Results **                                          A-72

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


The Allstate Corporation                                                                          Page
------------------------                                                                          ----
Schedules required to be filed under the provisions of Regulation S-X Article 7:

Schedule I        Summary of Investments - Other than Investments in Related Parties              S-2
Schedule II       Condensed Financial Information of The Allstate Corporation (Registrant)        S-3
Schedule III      Supplementary Insurance Information                                             S-7
Schedule IV       Reinsurance                                                                     S-8
Schedule V        Valuation Allowances and Qualifying Accounts                                    S-9
Schedule VI       Supplementary Information Concerning Consolidated Property-Casualty             S-10
                  Insurance Operations

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

*     Refers to page number in the Parent's  Proxy Statement.
**    Incorporated by reference in Item 8 herein.

                                       THE ALLSTATE CORPORATION AND SUBSIDIARIES
                                          SCHEDULE I - SUMMARY OF INVESTMENTS
                                       OTHER THAN INVESTMENTS IN RELATED PARTIES
                                                   DECEMBER 31, 1999


($ IN MILLIONS)
                                                                                          FAIR            CARRYING
                                                                           COST           VALUE             VALUE
                                                                         -------         -------          --------
TYPE OF INVESTMENT
Fixed Income Securities, Available for Sale:
    Bonds:
        United States government, government
         agencies and authorities....................................    $ 3,075        $ 3,273              $ 3,273
        States, municipalities and political subdivisions............     19,071         18,972               18,972
        Foreign governments..........................................        741            732                  732
        Public utilities.............................................      2,015          2,058                2,058
        Convertibles and bonds with warrants attached................        668            813                  813
        All other corporate bonds....................................     17,546         17,359               17,359
     Mortgage-backed securities......................................      7,974          7,886                7,886
     Asset-backed securities.........................................      3,941          3,895                3,895
     Redeemable preferred stocks.....................................        262            298                  298
                                                                         -------        -------              -------

         Total fixed income securities                                   $55,293        $55,286              $55,286
                                                                         -------        -------              -------


Equity Securities:
     Common Stocks:
         Public utilities............................................         95            135                  135
         Banks, trusts and insurance companies.......................        395            509                  509
         Industrial, miscellaneous and all other.....................      3,756          5,757                5,757
     Nonredeemable preferred stocks..................................        319            337                  337
                                                                         -------        -------              -------

         Total equity securities.....................................      4,565         $6,738                6,738
                                                                         -------        =======              -------

Mortgage loans on real estate........................................      4,068                               4,068
Real estate .........................................................         23                                  23
Policy loans.........................................................      1,090                               1,090
Other long-term investments..........................................         18                                  18
Short-term investments...............................................      2,422                               2,422
                                                                         -------                             -------
          Total Investments..........................................    $67,479                             $69,645
                                                                         =======                             =======


                                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
                                                 SCHEDULE II
                                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                            STATEMENTS OF OPERATIONS


($ IN MILLIONS)                                                                                     YEAR ENDED
                                                                                                   DECEMBER 31,
                                                                                    ------------------------------------
                                                                                       1999           1998          1997
                                                                                    -------        -------       -------
REVENUES
   Investment income, less investment expense.............................          $    47        $    52       $    30
   Realized capital gains and losses......................................               (6)            32             5
   Other income...........................................................               72            149           208
                                                                                    -------        -------       -------
                                                                                        113            233           243

EXPENSES
   Interest expense.......................................................              210            192           158
   Other operating expenses...............................................               22             10             6
                                                                                    -------        -------       -------
                                                                                        232            202           164
                                                                                    -------        -------       -------

Gain on disposition of operations.........................................                -             49             -
                                                                                    -------        -------       -------

Income (loss) from operations before income tax benefit and equity
   in net income of subsidiaries..........................................             (119)            80            79

Income tax benefit........................................................              (68)           (24)          (42)
                                                                                    -------        -------       -------
Income (loss) before equity in net income of subsidiaries.................              (51)           104           121

Equity in net income of subsidiaries......................................            2,771          3,190         2,984
                                                                                    -------        -------       -------

   Net income.............................................................            2,720          3,294         3,105
                                                                                    -------        -------       -------

OTHER COMPREHENSIVE INCOME, NET OF TAX

     Unrealized gains and losses..........................................           (1,625)           173           818
     Foreign currency translation adjustments.............................               14             (2)          (57)
                                                                                    -------        -------       -------
     Other comprehensive income (loss)....................................           (1,611)           171           761
                                                                                    -------        -------       -------

     Comprehensive income.................................................          $ 1,109        $ 3,465       $ 3,866
                                                                                    =======        =======       =======

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

                                   THE ALLSTATE CORPORATION AND SUBSIDIARIES
                                              SCHEDULE II (CONTINUED)
                                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                          STATEMENTS OF FINANCIAL POSITION


($ IN MILLIONS, EXCEPT PAR VALUE DATA)
                                                                                                DECEMBER 31,
                                                                                         -------------------------
                                                                                           1999             1998
                                                                                         --------         --------
ASSETS
   Investments in subsidiaries............................................               $ 19,112         $ 18,720
   Investments
     Fixed income securities, at fair value (amortized cost $825 and $484)                    824              484
     Short-term...........................................................                    447              430
                                                                                         --------         --------
     Total investments....................................................                  1,271              914
   Receivable from subsidiaries...........................................                    402              563
   Other assets...........................................................                    135               81
                                                                                         --------         --------
     TOTAL ASSETS.........................................................               $ 20,920         $ 20,278
                                                                                         ========         ========

LIABILITIES
   Short-term debt........................................................               $    594         $    393
   Long-term debt.........................................................                  2,125            1,300
   Payable to subsidiaries................................................                  1,285            1,182
   Dividends payable to shareholders......................................                    120              111
   Other liabilities......................................................                    195               52
                                                                                         --------         --------
     TOTAL LIABILITIES....................................................                  4,319            3,038
                                                                                         --------         --------

SHAREHOLDERS' EQUITY
   Preferred stock, $1 par value, 25 million shares authorized,
       none issued........................................................                      -                -
   Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued; 787 million and 818 million shares
       outstanding........................................................                      9                9
   Additional capital paid-in.............................................                  2,664            3,102
   Retained income........................................................                 16,728           14,490
   Deferred ESOP expense..................................................                   (216)            (252)
   Treasury stock, at cost (113 million and 82 million shares)............                 (3,929)          (3,065)
   Accumulated other comprehensive income:
         Unrealized net capital gains.....................................                  1,369            2,994
         Unrealized foreign currency translation adjustments..............                    (24)             (38)
                                                                                         --------         --------
       Total accumulated other comprehensive income.......................                  1,345            2,956
                                                                                         --------         --------
     TOTAL SHAREHOLDERS' EQUITY...........................................                 16,601           17,240
                                                                                         --------         --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................               $ 20,920         $ 20,278
                                                                                         ========         ========

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

                                   THE ALLSTATE CORPORATION AND SUBSIDIARIES
                                              SCHEDULE II (CONTINUED)
                                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                               STATEMENTS OF CASH FLOWS


($ IN MILLIONS)                                                                                   YEAR ENDED
                                                                                                 DECEMBER 31,
                                                                                      ----------------------------------
                                                                                      1999          1998            1997
                                                                                      ----          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income................................................................           $ 2,720      $ 3,294       $  3,105
   Adjustments to reconcile net income to net cash provided by operating activities
     Equity in net income of subsidiaries.................................            (2,771)      (3,190)        (2,984)
     Realized capital gains and losses....................................                 6          (32)            (5)
     Gain on disposition of operations....................................                 -          (49)             -
     Dividends received from subsidiaries.................................             2,211        1,497            623
     Changes in other operating assets and liabilities....................                86          197           (233)
                                                                                     -------      -------        -------
       Net cash provided by operating activities..........................             2,252        1,717            506
                                                                                     -------      -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales and collections of investments.....................               853        1,332            789
   Investment purchases...................................................              (908)      (1,019)          (363)
   Capital contributions to subsidiaries..................................              (609)        (225)             -
   Change in short-term investments, net..................................                (4)        (335)           427
   Proceeds from disposition of operations................................                 -           49              -
   Acquisitions, net of cash received.....................................               (87)        (275)             -
                                                                                     -------      -------        -------
       Net cash provided by (used in) investing activities................              (755)        (473)           853
                                                                                     -------      -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in short-term debt, net.........................................               202          181             47
   Transfers to subsidiaries through intercompany loan agreement, net.....                84         (181)           (47)
   Repayment of long-term debt............................................                 -         (300)             -
   Proceeds from issuance of long-term debt...............................               825          500            250
   Proceeds from borrowings from subsidiaries.............................                 -          405              -
   Dividends paid to shareholders.........................................              (471)        (443)          (323)
   Treasury stock purchases...............................................            (2,173)      (1,489)        (1,358)
   Other..................................................................                41           83             72
                                                                                     -------      -------        -------
       Net cash used in financing activities..............................            (1,492)      (1,244)        (1,359)
                                                                                     -------      -------        -------

CASH AT END OF YEAR.......................................................           $     5      $     -        $     -
                                                                                     =======      =======        =======

See accompanying notes to condensed financial information and notes to Consolidated Financial Statements incorporated herein by reference.

                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
                             SCHEDULE II (CONTINUED)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION

1.       GENERAL

The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in The Allstate Corporation 2000 Proxy Statement.

The long-term debt, and short-term debt and bank borrowings presented in Note 10 "Capital Structure" on page A-57 of the 2000 Proxy Statement, with the exception of the Floating Rate Notes and certain borrowings under credit lines, are direct obligations of the Registrant.

2.       RECEIVABLE AND PAYABLE TO SUBSIDIARIES

The majority of the proceeds from the issuance of commercial paper have been loaned to subsidiaries through an intercompany loan agreement and are used for general purposes.

In 1996, the Registrant borrowed $750 million from its subsidiary trusts at a weighted-average interest rate of 7.92%. These borrowings consist of $550 million and $200 million of debentures which mature in 2026 and 2045, respectively, and are redeemable by the Registrant in whole or in part beginning in 2001 and 2006, respectively. The maturity of the $550 million debenture may be extended to 2045. In 1999, the Registrant assumed $107 million of 6.75% subordinated debentures in connection with the acquisition of American Heritage Life Investment Corporation ("AHL"). The subordinated debentures were issued to AHL's subsidiary trust. The debentures mature on August 16, 2002, but may be partially or fully retired on August 16, 2000 under certain circumstances at the option of the holder (see Note 10 "Capital Structure" on page A-57 of the 2000 Proxy Statement). The Registrant recorded $60 million, $59 million and $59 million of interest expense in 1999, 1998 and 1997, respectively, related to these borrowings.

3.       OTHER INCOME AND GAIN ON DISPOSITION OF OPERATIONS

Other income primarily represents income from the settlement of certain employee benefits of its subsidiaries, mainly profit sharing obligations. The 1997 amount includes settlements for prior years. The gain on disposition of operations in 1998 was in connection with the conversion of 6.76% Automatically Convertible Equity Securities ("ACES") into common shares of The PMI Group, Inc.

4. SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING ACTIVITY AND CASH FLOW INFORMATION

The Registrant received dividends from subsidiaries of $789 million, $707 million and $768 million in the form of fixed income securities in 1999, 1998 and 1997, respectively. In 1999, $503 million of these securities were contributed to other subsidiaries of the Registrant.

The Registrant paid $206 million, $178 million and $144 million of interest on debt in 1999, 1998 and 1997, respectively.

                                  THE ALLSTATE CORPORATION AND SUBSIDIARIES
                             SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION


($ IN MILLIONS)                                      AT DECEMBER 31,
                                         ----------------------------------------
                                                       RESERVES
                                                      FOR CLAIMS,
                                                        CLAIMS
                                          DEFERRED      EXPENSE
                                           POLICY         AND
                                         ACQUISITION   CONTRACT      UNEARNED
              SEGMENT                       COSTS      BENEFITS      PREMIUMS
-------------------------------------       -----      --------      --------
1999
Property-liability operations
  PP&C............................           $ 1,132     $ 15,204      $ 7,607
  Discontinued lines and
   coverages......................                 -        2,610            -
                                             -------     --------      -------
  Total property-liability........             1,132       17,814        7,607
Life and savings operations.......             2,987       32,796           64
Corporate and other...............                 -            -            -
                                             -------     --------      -------
Total.............................           $ 4,119     $ 50,610      $ 7,671
                                             =======     ========      =======

1998
Property-liability operations
  PP&C............................           $   915     $ 14,297      $ 6,376
  Discontinued lines and
   coverages......................                 -        2,584            1
                                             -------     --------      -------
  Total property-liability........               915       16,881        6,377
Life and savings operations.......             2,181       28,734           48
Corporate and other...............                 -            -            -
                                             -------     --------      -------
Total.............................           $ 3,096     $ 45,615      $ 6,425
                                             =======     ========      =======

1997
Property-liability operations
  PP&C............................           $   844     $ 14,408      $ 6,168
  Discontinued lines and
    coverages.....................                 -        2,995            1
                                             -------     --------      -------
  Total property-liability........               844       17,403        6,169
Life and savings operations.......             1,982       27,471           64
Corporate and other ..............                 -            -            -
                                             -------     --------      -------
Total.............................           $ 2,826     $ 44,874      $ 6,233
                                             =======     ========      =======


($ IN MILLIONS)                                                       FOR THE YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------------------------

                                                                         CLAIMS,
                                             PREMIUM                     CLAIMS       AMORTIZATION
                                             REVENUE                     EXPENSE           OF            OTHER        PREMIUMS
                                               AND           NET           AND           POLICY        OPERATING      WRITTEN
                                            CONTRACT     INVESTMENT     CONTRACT      ACQUISITION      COSTS AND     (EXCLUDING
              SEGMENT                        CHARGES     INCOME (1)     BENEFITS         COSTS         EXPENSES        LIFE)
-------------------------------------      ----------   ------------  -----------     -----------      ---------     ----------
1999
Property-liability operations
  PP&C............................          $ 20,103                     $ 14,642         $ 2,908       $ 1,977        $ 20,381
  Discontinued lines and
   coverages......................                 9                           37               -            21               8
                                            --------                     --------         -------       -------        --------
  Total property-liability........            20,112       $  1,761        14,679           2,908         1,998          20,389
Life and savings operations.......             1,623          2,260         2,578             374           372             187
Corporate and other...............                 -             91             -               -            24               -
                                            --------       --------      --------         -------       -------        --------
Total.............................          $ 21,735       $  4,112      $ 17,257         $ 3,282       $ 2,394        $ 20,576
                                            ========       ========      ========         =======       =======        ========

1998
Property-liability operations
  PP&C............................          $ 19,307                     $ 13,572         $ 2,644       $ 1,735        $ 19,516
  Discontinued lines and
   coverages......................                 -                           29               -            22              (1)
                                            --------                     --------         -------       -------        --------
  Total property-liability........            19,307       $  1,723        13,601           2,644         1,757          19,515
Life and savings operations.......             1,519          2,115         2,415             377           315             136
Corporate and other...............                 -             52             -               -            (6)              -
                                            --------       --------      --------         -------       -------        --------
Total.............................          $ 20,826       $  3,890      $ 16,016         $ 3,021       $ 2,066        $ 19,651
                                            ========       ========      ========         =======       =======        ========

1997
Property-liability operations
  PP&C............................          $ 18,600                     $ 13,333         $ 2,491       $ 1,635        $ 18,787
  Discontinued lines and
    coverages.....................                 4                            3               -            19               2
                                            --------                     --------         -------       -------        --------
  Total property-liability........            18,604       $  1,746        13,336           2,491         1,654          18,789
Life and savings operations.......             1,502          2,085         2,415             298           302             132
Corporate and other ..............                 -             30             -               -           (19)              -
                                            --------       --------      --------         -------       -------        --------
Total.............................          $ 20,106       $  3,861      $ 15,751         $ 2,789       $ 1,937        $ 18,921
                                            ========       ========      ========         =======       =======        ========

(1) A single investment portfolio supports both property-liability segments.

                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
                            SCHEDULE IV - REINSURANCE


                                                                                                    PERCENT
                                                                                                       OF
($ IN MILLIONS)                                           CEDED TO        ASSUMED                    AMOUNT
                                              GROSS         OTHER       FROM OTHER        NET       ASSUMED
                                             AMOUNT       COMPANIES      COMPANIES       AMOUNT      TO NET
                                             ------       ---------     ----------       ------     -------
YEAR ENDED DECEMBER 31, 1999

Life insurance in force...................   $ 328,400    $ 107,234    $     6,495      $ 227,661       2.9%
                                             =========    =========    ===========      =========

Premiums and contract charges:
  Life insurance..........................   $   1,546    $     221    $        18      $   1,343       1.3%

  Accident-health insurance...............         288           20             12            280       4.3%

  Property-liability insurance............      19,977          389            524         20,112       2.6%
                                             ---------    ---------    -----------      ---------
Total premiums and contract charges.......   $  21,811    $     630    $       554      $  21,735       2.5%
                                             =========    =========    ===========      =========


YEAR ENDED DECEMBER 31, 1998

Life insurance in force...................   $ 276,026    $  73,769    $         6      $ 202,267       0.0%
                                             =========    =========    ===========      =========

Premiums and contract charges:
  Life insurance..........................   $   1,430    $     174    $         6      $   1,262       0.4%

  Accident-health insurance...............         238            4             23            257       8.9%

  Property-liability insurance............      19,666          433             74         19,307       0.4%
                                             ---------    ---------    -----------      ---------
Total premiums and contract charges.......   $  21,334    $     611    $       103      $  20,826       0.5%
                                             =========    =========    ===========      =========


YEAR ENDED DECEMBER 31, 1997

Life insurance in force...................   $ 247,048    $  52,760    $       144      $ 194,432       0.1%
                                             =========    =========    ===========      =========

Premiums and contract charges:
  Life insurance...........................  $   1,401    $     165    $         -      $   1,236       0.0%

  Accident-health insurance................        274           29             21            266       7.9%

  Property-liability insurance.............     18,872          366             98         18,604       0.5%
                                             ---------    ---------    -----------      ---------
Total premiums and contract charges........  $  20,547    $     560    $      119       $ 20,106        0.6%
                                             =========    =========    ===========      =========

                               THE ALLSTATE CORPORATION AND SUBSIDIARIES
                     SCHEDULE V - VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS


                                                                    ADDITIONS
                                                        -----------------------------------
($ IN MILLIONS)
                                           BALANCE AT      CHARGED TO                                                  BALANCE
                                           BEGINNING        COSTS AND           OTHER                                  AT END
              DESCRIPTION                  OF PERIOD        EXPENSES          ADDITIONS       DEDUCTIONS (1)          OF PERIOD
              -----------                  ----------      ----------         ---------       ----------              ----------
YEAR ENDED DECEMBER 31, 1999

Allowance for estimated losses on
mortgage loans and real estate.........    $  15            $   (1)               -            $     -                 $    14

Allowance for reinsurance recoverable..      141                (3)               -                 27                     111

Allowance for premium installment
receivable.............................       54               123                1                102                      76

Allowance for deferred tax assets......       33                25                -                  -                      58


YEAR ENDED DECEMBER 31, 1998

Allowance for estimated losses on
mortgage loans and real estate.........    $  39            $  (16)               -            $     8                 $    15

Allowance for reinsurance recoverable..      147                 -                -                  6                     141

Allowance for premium installment
receivable.............................       61                86                -                 93                      54

Allowance for deferred tax assets......       12                21                -                  -                      33


YEAR ENDED DECEMBER 31, 1997

Allowance for estimated losses on
mortgage loans and real estate.........    $  76            $  (21)               -            $    16                 $    39

Allowance for reinsurance recoverable..      163                 -                -                 16                     147

Allowance for premium installment
receivable.............................       57               109                -                105                      61

Allowance for deferred tax assets......        -                12                -                  -                      12


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

                    THE ALLSTATE CORPORATION AND SUBSIDIARIES
               SCHEDULE VI - SUPPLEMENTARY INFORMATION CONCERNING
               CONSOLIDATED PROPERTY-CASUALTY INSURANCE OPERATIONS


($ IN MILLIONS)
                                                                         AT DECEMBER 31,
                                                                ---------------------------------
                                                                    1999        1998       1997
                                                                    ----        ----       ----
Deferred policy acquisition costs.........................       $ 1,132       $ 915      $ 844
Reserves for unpaid claims and claim adjustments..........        17,814      16,881     17,403
Unearned premiums.........................................         7,607       6,377      6,169


                                                                     YEAR ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                    1999        1998       1997
                                                                    ----        ----       ----
Earned premiums...........................................       $20,112     $19,307    $18,604

Net investment income.....................................         1,761       1,723      1,746

Claims and claims adjustment expense incurred
   Current year...........................................        15,266      14,301     14,013
   Prior years............................................          (587)       (700)      (677)
Amortization of deferred policy acquisition costs.........         2,908       2,644      2,491
Paid claims and claims adjustment expense.................        14,964      14,009     13,161
Premiums written..........................................        20,389      19,515     18,789

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of The Allstate Corporation:

We have audited the consolidated financial statements of The Allstate Corporation and subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 25, 2000; such consolidated financial statements and report are included in The Allstate Corporation 2000 Proxy Statement and are incorporated herein by reference. Our audits also included the financial statement schedules of The Allstate Corporation and subsidiaries, listed in the Index at Item 14 (a) 2. These financial statement schedules are the responsibility of The Allstate Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

Chicago, Illinois
February 25, 2000

                                                                      Exhibit 23

                          INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 333-61817, 333-34583 and 333-95821 on Form S-3 and Registration Statement Nos. 33-77928, 33-93758, 33-93760, 33-93762, 33-99132, 33-99136, 33-99138, 333-04919,
333-16129, 333-23309, 333-40283, 333-40285, 333-40289 and 333-30776 on Form S-8
of The Allstate Corporation of our reports dated February 25, 2000, appearing in or incorporated by reference in this Annual Report on Form 10-K of The Allstate Corporation for the year ended December 31, 1999.



Deloitte & Touche LLP

Chicago, Illinois
March  24, 2000

                                  EXHIBIT INDEX

                       The Allstate Corporation Form 10-K
                      For the Year Ended December 31, 1999


                                                                                          Sequential
Exhibit No.         Document Description                                                  Page No.
-----------         --------------------                                                  --------
3(a)                Restated Certificate of Incorporation filed with the
                    Secretary of State of Delaware on February 4, 1999.
                    Incorporated herein by reference to Exhibit 3(a) to The
                    Allstate Corporation's Quarterly Report on Form 10-Q for the
                    quarter ended June 30, 1999.**

3(b) By-Laws as amended effective May 18, 1999. Incorporated herein by reference to Exhibit 3(b) to The Allstate
                    Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.**

4 The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries.

10.1                Human Resources Allocation Agreement, dated as of May 27, 1993, among Sears, Roebuck and Co., The Allstate Corporation and
                    Allstate Insurance Company. Incorporated herein by reference to Exhibit 10.14 to Registration Statement No. 33-59676.

10.2                IPO Related Intercompany Agreement, dated as of May 29, 1993, between The Allstate Corporation and Sears, Roebuck and Co.
                    Incorporated herein by reference to Exhibit 10.15 to Registration
                    Statement No. 33-59676.

10.3                Tax Sharing Agreement dated May 14, 1993 between Sears, Roebuck and Co. and its subsidiaries. Incorporated herein by
                    reference to Exhibit 10.6 to Amendment No. 3 to Registration
                    Statement No. 33-59676.

10.4                Separation Agreement dated February 20, 1995 between Sears, Roebuck and Co. and The Allstate Corporation. Incorporated herein by reference to Exhibit 10(a) to The Allstate Corporation's Current
                    Report on Form 8-K dated February 22, 1995.**


                                                                                              Sequential
Exhibit No.         Document Description                                                      Page No.
-----------         --------------------                                                      --------
10.5                Marketing File Separation Agreement dated February 20, 1995 between
                    Sears, Roebuck and Co. and The Allstate Corporation. Incorporated
                    herein by reference to Exhibit 10(b) to The Allstate Corporation's
                    Current Report on Form 8-K dated February 22, 1995.**

10.6                Supplemental Tax Sharing Agreement dated January 27, 1995 between
                    Sears, Roebuck and Co. and The Allstate Corporation.  Incorporated
                    herein by reference to Exhibit 10(d) to The Allstate Corporation's
                    Current Report on Form 8-K dated February 22, 1995.**

10.7                Supplemental Human Resources Allocation Agreement dated January 27,
                    1995 between Sears, Roebuck and Co. and The Allstate Corporation.
                    Incorporated herein by reference to Exhibit 10(e) to The Allstate
                    Corporation's Current Report on Form 8-K dated February 22, 1995.**

10.8                Profit Sharing and Employee Stock Ownership Plan Allocation
                    Agreement dated January 27, 1995 between Sears, Roebuck and Co. and
                    The Allstate Corporation.  Incorporated herein by reference to
                    Exhibit 10(f) to The Allstate Corporation's Current Report on Form
                    8-K dated February 22, 1995.**

10.9*               Allstate Insurance Company Supplemental Retirement Income Plan, as
                    amended and restated effective January 1, 1996.  Incorporated herein by reference to Exhibit 10.11 to The Allstate Corporation's
                    Annual Report on Form 10-K for 1995.**

10.10*              The Allstate Corporation Deferred Compensation Plan, as amended and       E-6
                    restated as of September 1, 1999**

10.11*              The Allstate Corporation Amended and Restated Deferred Compensation
                    Plan for Non-Employee Directors, as amended and restated as of
                    February 5, 1997.  Incorporated herein by reference to Exhibit
                    10.13 to The Allstate Corporation's Annual Report on Form 10-K for
                    1997.**


10.12*              The Allstate Corporation Annual Executive Incentive Compensation
                    Plan, as amended and restated as of March 9, 1999.  Incorporated herein by reference to Exhibit 10.14 to The Allstate Corporation's
                    Annual Report on Form 10-K for 1998.**

10.13*              The Allstate Corporation Long-Term Executive Incentive Compensation
                    Plan, as amended and restated as of March 9, 1999.  Incorporated herein by reference to Exhibit 10.15 to The Allstate Corporation's
                    Annual Report on Form 10-K for 1998.**

10.14*              The Allstate Corporation Equity Incentive Plan, as amended and restated as of November 10, 1998.  Incorporated herein by reference to Exhibit 10.16 to The Allstate Corporation's Annual Report on
                    Form 10-K for 1998.**

10.15*              Form of stock option under the Equity Incentive Plan.                     E-20

10.16*              Form of stock option with reload under the Equity Incentive Plan          E-26

10.17*              Form of restricted stock grant under the Equity Incentive Plan.           E-32

10.18*              The Allstate Corporation Equity Incentive Plan for Non-Employee
                    Directors as amended and restated on November 10, 1998.
                    Incorporated herein by reference to Exhibit 10.19 to The Allstate
                    Corporation's Annual Report on Form 10-K for 1998.**

10.19*              The Allstate Corporation Employees Replacement Stock Plan, as
                    amended and restated on November 10, 1998.  Incorporated herein by reference to Exhibit 10.20 to The Allstate Corporation's Annual
                    Report on Form 10-K for 1998.**

10.20*              Form of stock option under the Employees Replacement Stock Plan.
                    Incorporated herein by reference to Exhibit 10.21 to The Allstate
                    Corporation's Annual Report on Form 10-K for 1995.**


10.21*              Form of restricted stock grant under the Employees Replacement
                    Stock Plan.  Incorporated herein by reference to Exhibit 10.22 to
                    The Allstate Corporation's Annual Report on Form 10-K for 1995.**

10.22*              The Allstate Corporation Annual Covered Employee Incentive
                    Compensation Plan adopted and made effective on March 9, 1999.
                    Incorporated herein by reference to Exhibit 10.23 to The Allstate
                    Corporation's Annual Report on Form 10-K for 1998.**

10.23*              Voluntary Non-Competition Agreement between Robert W. Gary and            E-35
                    Allstate Insurance Company dated December 9, 1999

10.24*              Voluntary Retirement Agreement and Release between Louis G. Lower,        E-38
                    II and Allstate Insurance Company dated January 6, 2000

10.25*              Supplemental Retirement Benefit Agreement between Casey J. Sylla          E-44
                    and Allstate Insurance Company dated June 18, 1996

10.26*              Retirement Benefits of Edward M. Liddy, Chairman, President and
                    Chief Executive Officer.  Incorporated herein by reference to
                    Exhibit 10.1 to The Allstate Corporation's Quarterly Report on Form
                    10-Q for the quarter ended March 31, 1999.**

10.27*              CEO Change of Control Employment Agreement.  Incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation's Quarterly
                    Report on Form 10-Q for the quarter ended March 31, 1999.**

10.28*              Other Named Executive Officer Change of Control Employment
                    Agreement.  Incorporated herein by reference to Exhibit 10.4 to The
                    Allstate Corporation's Quarterly Report on Form 10-Q for the
                    quarter ended March 31, 1999.**

11                  Computation of Earnings per Common Share                                  E-48

12                  Computation of Earnings to Fixed Charges Ratio                            E-49



21                  Subsidiaries of The Allstate Corporation                                  E-50

23                  Independent Auditors' Consent                                             S-12

27                  Financial Data Schedule, submitted electronically to the                  E-54
                    Securities and Exchange Commission for information only
                    and not filed.

99                  The Allstate Corporation's Notice of Annual Meeting and
                    Proxy Statement dated March 27, 2000 is incorporated herein by reference.


*                 A management contract or compensatory plan or arrangement
**                SEC File Number 1-11840