Form 10-K/A
period 1999-12-31
ALLSTATE CORP
filed 2000-03-29
CIK 899051

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                               AMENDMENT NO. 1 TO

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11840

                            THE ALLSTATE CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                              36-3871531
       (State of Incorporation)        (I.R.S. Employer Identification Number)

                  2775 Sanders Road, Northbrook, Illinois 60062
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (847) 402-5000

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
     Title of each class                                    on which registered
     -------------------                                   --------------------
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

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

          There were 179,523 record holders of the Parent's common stock as of March 20, 2000. The principal market for the Parent's common stock is the New York Stock Exchange. The Parent's common stock is also listed on the Chicago Stock Exchange. Set forth below are the high and low prices of, and cash dividends declared for, the Parent's common stock during 1999 and 1998. Stock prices and dividends have been adjusted to reflect the 2-for-1 split of the Parent's common stock in July 1998:



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

                                   SIGNATURES

          Pursuant to the Requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE ALLSTATE CORPORATION
                                             (Registrant)

                                  /s/SAMUEL H. PILCH
                                  -----------------------------
                          By:     Samuel H. Pilch
                                  Controller
                                  (Principal Accounting Officer)

                                   March 28, 2000