Form 10-Q
period 2000-03-31
ALLSTATE CORP
filed 2000-05-12
CIK 899051

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000
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

YES /x/  NO / /

AS OF APRIL 30, 2000, THE REGISTRANT HAD 744,627,533 COMMON SHARES, $.01 PAR VALUE, OUTSTANDING.

THE ALLSTATE CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2000

		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2000 and 1999 (unaudited)	1
	Condensed Consolidated Statements of Financial Position as of March 31, 2000 (unaudited) and December 31, 1999	2
	Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2000 and 1999 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4
	Independent Accountants' Review Report	11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 5.	Other Information	26
Item 6.	Exhibits and Reports on Form 8-K	26

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(In millions except per share data)	2000	1999
	(Unaudited)
Revenues
Property-liability insurance premiums earned	$5,471	$4,852
Life and annuity premiums and contract charges	541	385
Net investment income	1,090	971
Realized capital gains and losses	184	599

	7,286	6,807

Costs and expenses
Property-liability insurance claims and claims expense	4,138	3,321
Life and annuity contract benefits	745	606
Amortization of deferred policy acquisition costs	890	793
Operating costs and expenses	650	552
Restructuring and related charges	28	—
Interest expense	47	30

	6,498	5,302

Income from operations before income tax expense and dividends on preferred securities	788	1,505
Income tax expense	216	461

Income before dividends on preferred securities	572	1,044
Dividends on preferred securities of subsidiary trusts	(11)	(9)

Net income	$561	$1,035

Earnings per share:
Net income per share—basic	$0.73	$1.27

Weighted average shares—basic	767.6	813.6

Net income per share—diluted	$0.73	$1.27

Weighted average shares—diluted	772.1	817.0

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions except par value data)	March 31, 2000	December 31, 1999
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $55,357 and $55,293)	$55,832	$55,286
Equity securities, at fair value (cost $4,666 and $4,565)	6,795	6,738
Mortgage loans	4,248	4,068
Short-term	2,087	2,422
Other	1,139	1,131

Total investments	70,101	69,645
Cash	290	254
Premium installment receivables, net	3,945	3,927
Deferred policy acquisition costs	4,157	4,119
Reinsurance recoverables, net	2,279	2,209
Accrued investment income	913	812
Deferred income taxes	80	211
Property and equipment, net	956	916
Other assets	2,610	2,169
Separate Accounts	14,875	13,857

Total assets	$100,206	$98,119

Liabilities
Reserve for property-liability insurance claims and claims expense	$17,708	$17,814
Reserve for life-contingent contract benefits	7,927	7,597
Contractholder funds	26,132	25,199
Unearned premiums	7,545	7,671
Claim payments outstanding	833	860
Other liabilities and accrued expenses	5,371	4,705
Short-term debt	249	665
Long-term debt	2,186	2,186
Separate Accounts	14,875	13,857

Total liabilities	82,826	80,554

Commitments and Contingent Liabilities (Notes 3 and 5)
Mandatorily Redeemable Preferred Securities of Subsidiary Trusts	964	964
Shareholders' equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2 billion shares authorized and 900 million issued, 751 million and 787 million shares outstanding	9	9
Additional capital paid-in	2,654	2,664
Retained income	17,160	16,728
Deferred ESOP expense	(216)	(216)
Treasury stock, at cost (149 million and 113 million shares)	(4,692)	(3,929)
Accumulated other comprehensive income:
Unrealized net capital gains	1,529	1,369
Unrealized foreign currency translation adjustments	(28)	(24)

Total accumulated other comprehensive income	1,501	1,345

Total shareholders' equity	16,416	16,601

Total liabilities and shareholders' equity	$100,206	$98,119

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In millions)	2000	1999
	(Unaudited)
Cash flows from operating activities
Net income	$561	$1,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	10	(6)
Realized capital gains and losses	(184)	(599)
Interest credited to contractholder funds	356	320
Changes in:
Policy benefit and other insurance reserves	(215)	(36)
Unearned premiums	(126)	(22)
Deferred policy acquisition costs	(37)	(43)
Premium installment receivables, net	(18)	(101)
Reinsurance recoverables, net	20	(52)
Income taxes payable	219	407
Other operating assets and liabilities	20	(187)

Net cash provided by operating activities	606	716

Cash flows from investing activities
Proceeds from sales
Fixed income securities	7,996	4,239
Equity securities	2,083	2,975
Investment collections
Fixed income securities	671	1,219
Mortgage loans	89	48
Investment purchases
Fixed income securities	(8,936)	(7,067)
Equity securities	(2,196)	(2,343)
Mortgage loans	(269)	(193)
Change in short-term investments, net	710	651
Change in other investments, net	(33)	(7)
Purchases of property and equipment, net	(98)	(49)

Net cash provided by (used in) investing activities	17	(527)

Cash flows from financing activities
Change in short-term debt, net	(416)	(67)
Contractholder fund deposits	2,070	1,006
Contractholder fund withdrawals	(1,347)	(865)
Dividends paid	(120)	(111)
Treasury stock purchases	(794)	(252)
Other	20	32

Net cash used in financing activities	(587)	(257)

Net increase (decrease) in cash	36	(68)
Cash at beginning of period	254	258

Cash at end of period	$290	$190

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

    The condensed consolidated financial statements and notes as of March 31, 2000, and for the three month periods ended March 31, 2000 and 1999 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Appendix A of the 2000 Notice of Annual Meeting and Proxy Statement and the Annual Report on Form 10-K for 1999. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

    To conform with the 2000 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

2. Earnings per share

    Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common and dilutive potential common shares outstanding. For Allstate, dilutive potential common shares consist of outstanding stock options and shares issuable under its mandatorily redeemable preferred securities.

    The computations of basic and diluted earnings per share are presented in the following table.

	Three Months Ended March 31,
(in millions, except per share data)	2000	1999
Numerator:
Net income applicable to common shareholders	$561	$1,035

Denominator:
Weighted average common shares outstanding	767.6	813.6
Effect of potential dilutive securities:
Stock options	1.8	3.4
Shares issuable under FELINE PRIDES contract	2.7	—

	4.5	3.4

Weighted average common and dilutive potential common shares outstanding	772.1	817.0

Earnings per share:
Basic	$.73	$1.27
Diluted	$.73	$1.27

    Options to purchase 12.3 million Allstate common shares, with exercise prices ranging from $22.63 to $50.72, were outstanding at March 31, 2000 but were not included in the computation of diluted earnings per share since inclusion of those options would have an anti-dilutive effect as the options' exercise prices exceeded the average market price of Allstate common shares in the first three months of

2000. At March 31, 1999, 3.2 million outstanding stock options were excluded from the diluted earnings per share computation due to anti-dilutive effects.

3. Reserve for Property-Liability Insurance Claims and Claims Expense

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

    Reserves for environmental, asbestos and other mass tort exposures comprise reserves for reported claims, incurred but not reported claims and related expenses. Establishing net loss reserves for these types of claims is subject to uncertainties that are greater than those presented by other types of claims. Among the complications are a lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, availability of reinsurance and the extent and timing of any such contractual liability. The legal issues concerning the interpretation of various insurance policy provisions and whether these losses are, or were ever intended to be covered, are complex. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insured obligation to defend; how policy limits are determined; how policy exclusions are applied and interpreted; and whether environmental and asbestos clean-up costs represent insured property damage. Management believes these issues are not likely to be resolved in the near future.

    In 1986, the general liability policy form used by Allstate and others in the property-liability industry was amended to introduce an "absolute pollution exclusion," which excluded coverage for environmental damage claims and added an asbestos exclusion. Most general liability policies issued prior to 1987 contain annual aggregate limits for product liability coverage, and policies issued after 1986 also have an annual aggregate limit on all coverages. Allstate's experience to date is that these policy form changes have effectively limited its exposure to environmental and asbestos claim risks. Allstate's reserves for environmental and asbestos claims were $1.25 billion and $1.26 billion at March 31, 2000 and December 31, 1999, net of reinsurance recoverables of $438 million and $448 million, respectively.

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

4. Reinsurance

    Property-liability insurance premiums and life and annuity premiums and contract charges are net of the following reinsurance ceded for the three months ended March 31:

(In millions)	2000	1999
Property-liability premiums	$67	$102
Life and annuity premiums and contract charges	85	39

    Property-liability insurance claims and claims expense and life and annuity contract benefits are net of the following reinsurance recoveries for the three months ended March 31:

(In millions)	2000	1999
Property-liability insurance claims and claims expense	$114	$98
Life and annuity contract benefits	66	35

5. Regulation and Legal Proceedings

Regulation

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

Legal proceedings

    Allstate and plaintiffs' representatives have agreed to settle certain civil suits filed in California, including a class action, related to the 1994 Northridge, California earthquake. The settlement received final approval from the Superior Court of the State of California for the County of Los Angeles on June 11, 1999. The plaintiffs in these civil suits challenged licensing and engineering practices of certain firms Allstate retained and alleged that Allstate systematically pressured engineering firms to improperly alter their reports to reduce the loss amounts paid to some insureds with earthquake claims. Under the terms of the settlement, Allstate sent notice to approximately 11,500 homeowners insurance customers inviting them to participate in a court-administered program which may allow for review of their claims by an independent engineer and an independent adjusting firm to ensure that they have been compensated for all structural damage from the 1994 Northridge earthquake covered under the terms of their Allstate policies. It is anticipated that approximately 2,500 of these customers will ultimately participate in this independent review process. Allstate has agreed to retain an independent consultant to review, among other things, Allstate's practices and procedures for handling catastrophe claims, and has helped fund a charitable foundation devoted to consumer education on loss prevention and consumer protection and other insurance issues. The Company does not expect that the effect of the proposed settlement will exceed the amounts currently reserved. During August 1999, a group of objectors filed an appeal from the order approving the settlement. That appeal is pending.

    In April 1998, Federal Bureau of Investigation agents executed search warrants at three Allstate offices for documents relating to the handling of certain claims for losses resulting from the Northridge earthquake. Allstate is cooperating with the investigation, which is being directed by the United States

Attorney's Office for the Central District of California. At present, the Company cannot determine the impact of resolving the investigation.

    For the past several years, the Company has been distributing to certain PP&C claimants, documents regarding the claims process and the role that attorneys may play in that process. Suits challenging the use of these documents have been filed against the Company, including purported class action suits. In addition to these suits, the Company has received inquires from states' attorneys general, bar associations and departments of insurance. In certain states, the Company has continued to use these documents after agreeing to make certain modifications. The Company is vigorously defending its rights to use these documents. The outcome of these disputes is currently uncertain.

    There are currently a number of state and nationwide putative class action lawsuits pending in various state courts seeking actual and punitive damages from Allstate alleging breach of contract and fraud because of its specification of after-market (non-original equipment manufacturer) replacement parts in the repair of insured vehicles. Plaintiffs in these suits allege that after-market parts are not "of like kind and quality" as required by the insurance policies. The lawsuits are in various stages of development with no class action having been certified. The Company is vigorously defending these lawsuits. The outcome of these disputes is currently uncertain.

    The Company has pending several state and nationwide putative class action lawsuits in various state courts seeking actual and punitive damages from Allstate alleging breach of contract and fraud for failing to pay inherent diminished value to insureds under a collision, comprehensive, or uninsured motorist property damage provision of an auto policy. Inherent diminished value is defined by plaintiffs as the difference between the market value of the insured automobile before an accident and the market value after repair. Plaintiffs allege that they are entitled to the payment of inherent diminished value under the terms of the contract. These lawsuits are in various stages of development with no class action having been certified. Allstate is vigorously defending these lawsuits. The outcome of these disputes is currently uncertain.

    There are a number of state and nationwide putative class action lawsuits pending in various state and federal courts challenging the legal propriety of Allstate's medical bill review processes on a number of grounds, including, among other things, the manner in which Allstate determines reasonableness and necessity. These lawsuits, which to a large degree mirror similar lawsuits filed against other carriers in the industry, allege these processes result in a breach of the insurance policy as well as fraud. The Company denies those allegations and is vigorously defending both its processes and these lawsuits. The outcome of these disputes is currently uncertain.

    Allstate is defending lawsuits, including three putative class actions, regarding worker classification. Two of these suits relate to the classification of California exclusive agents as independent contractors. These suits were filed after Allstate's reorganization of its California agency programs in 1996. The plaintiffs, among other things, seek a determination that they have been treated as employees notwithstanding agent contracts that specify that they are independent contractors for all purposes. Another suit relates to the classification of staff working in agency offices. In this putative class action, plaintiffs seek damages under the Employee Retirement Income Security Act and the Racketeer Influenced and Corrupt Organizations Act alleging that 10,000 agency secretaries were terminated as employees by Allstate and rehired by agencies through outside staffing vendors for the purpose of avoiding the payment of employee benefits. Allstate is vigorously defending these lawsuits. The outcome of these disputes is currently uncertain.

    Various other legal and regulatory actions are currently pending that involve Allstate and specific aspects of its conduct of business, including some related to the Northridge earthquake, and like other members of the insurance industry, the Company is the target of an increasing number of class action law suits. These class actions are based on a variety of issues including insurance and claim settlement practices. At this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

6. Business Segments

    Summarized financial performance data for each of the Company's reportable segments for the three months ended March 31, are as follows:

(In millions)	2000	1999
Income from operations before income taxes and other items
Property-Liability
Underwriting income (loss)
PP&C	$22	$367
Discontinued Lines and Coverages	(5)	(1)

Total underwriting income	17	366
Net investment income	424	420
Realized capital gains and losses	184	530

Property-Liability income from operations before income taxes	625	1,316
Life and Savings
Premiums and contract charges	541	385
Net investment income	637	536
Realized capital gains and losses	22	69
Contract benefits	745	606
Operating costs and expenses	250	177
Restructuring charges	2	—

Life and Savings income from operations before income taxes	203	207
Corporate and Other
Net investment income	29	15
Realized capital gains and losses	(22)	—
Operating costs and expenses	47	33

Corporate and Other loss from operations before income taxes and dividends on preferred securities	(40)	(18)

Consolidated income from operations before income taxes and other items	$788	$1,505

    Summarized revenues for each of the Company's business segments for the three months ended March 31, are as follows:

(In millions)	2000	1999
Revenues
Property-Liability
Premiums earned
PP&C	$5,470	$4,845
Discontinued Lines and Coverages	1	7

Total premiums earned	5,471	4,852
Net investment income	424	420
Realized capital gains and losses	184	530

Total Property-Liability	6,079	5,802
Life and Savings
Premiums and contract charges	541	385
Net investment income	637	536
Realized capital gains and losses	22	69

Total Life and Savings	1,200	990
Corporate and Other
Net investment income	29	15
Realized capital gains and losses	(22)	—

Total Corporate and Other	7	15

Consolidated Revenues	$7,286	$6,807

7. Comprehensive Income

    The components of other comprehensive income on a pretax and after-tax basis for the three months ended March 31, are as follows:

(In millions)	2000			1999
	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized capital gains and losses:
Unrealized holding gains (losses) arising during the period	$455	$(159)	$296	$(311)	$109	$(202)
Less: reclassification adjustments	209	(73)	136	541	(189)	352

Unrealized net capital gains (losses)	246	(86)	160	(852)	298	(554)
Unrealized foreign currency translation adjustments	(6)	2	(4)	2	(1)	1

Other comprehensive income (loss)	$240	$(84)	156	$(850)	$297	(553)

Net income			561			1,035

Comprehensive income			$717			$482

8. Company Restructuring

    On November 10, 1999, the Company announced a series of strategic initiatives to aggressively expand its selling and service capabilities. The Company also announced that it is implementing a program to reduce current annual expenses by approximately $600 million. The reduction in expenses will come from field realignment, the reorganization of employee agents to a single exclusive agency independent contractor program, the closing of certain facilities, and from reduced employee related expenses and professional services as a result of reductions in force, attrition and consolidations. The reduction will result in the elimination of approximately 4,000 current non-agent positions across all employment grades and categories by the end of 2000, or approximately 10% of the Company's non-agent work force.

    As the result of the cost reduction program, Allstate established a $69 million restructuring reserve during the fourth quarter of 1999 for certain employee termination costs and qualified exit costs. The employee termination costs accrued as part of the restructuring reserve primarily reflected severance and the incremental cost of enhanced post-retirement benefits. The exit costs accrued primarily related to lease termination costs and post-exit rent expenses.

    The following table illustrates the inception to date change in the restructuring liability at March 31, 2000:

($ in million)	Employee Costs	Exit Costs	Total
Balance at December 31, 1999	$59	$10	$69
Payments applied against the liability	(12)	—	(12)
Incremental post-retirement benefits classified with OPEB liability	(5)	—	(5)

Balance at March 31, 2000	$42	$10	$52

    The payments applied against the restructuring liability for employee costs primarily reflect severance. As of March 31, 2000, 511 non-agent employees have been involuntarily terminated and approximately 1,300 non-agent positions have been eliminated through attrition pursuant to the restructuring plan. As of March 31, 2000, 221 exclusive agent employees have severed their employment with the Company at their election pursuant to the plan to reorganize exclusive agents to a single independent contractor program.

    An additional $28 million of pretax restructuring related costs ($18 million after-tax), primarily consisting of agent separation costs and retention bonuses, were expensed as incurred during the first quarter of 2000. The Company anticipates that additional pretax restructuring related charges of approximately $72 million will be expensed as incurred throughout the remainder of 2000 for agent plan reorganization costs, retention and relocation bonuses, consulting and legal fees, training expenses and other miscellaneous costs. All restructuring actions are anticipated to be completed by the end of 2000.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of
The Allstate Corporation:

    We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

    We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the year then ended, not presented herein. In our report dated February 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

Deloitte & Touche LLP

Chicago, Illinois
May 11, 2000

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

    The following discussion highlights significant factors influencing results of operations and changes in financial position of The Allstate Corporation (the "Company" or "Allstate"). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1 contained herein and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1 and Part II. Item 7 and Item 8 of The Allstate Corporation Annual Report on Form 10-K for 1999 and in Appendix A of the 2000 Notice of Annual Meeting and Proxy Statement.

CONSOLIDATED REVENUES

	Three Months Ended March 31,
($ in millions)	2000	1999
Property-Liability insurance premiums	$5,471	$4,852
Life and Savings premiums and contract charges	541	385
Net investment income	1,090	971
Realized capital gains and losses	184	599

Total revenues	$7,286	$6,807

    Consolidated revenues for the first quarter of 2000 increased 7.0% over the first quarter of 1999, primarily reflecting growth in Property-Liability insurance premiums earned and Life and Savings premiums and contract charges, partially offset by decreased realized capital gains and losses.

CONSOLIDATED NET INCOME

	Three Months Ended March 31,
($ in millions except per share data)	2000	1999
Net income	$561	$1,035
Net income per share (Basic)	.73	1.27
Net income per share (Diluted)	.73	1.27
Realized capital gains and losses, net of tax	109	381
Restructuring and related charges, net of tax	18	—

    Net income for the first quarter of 2000 was $561 million, or $.73 per diluted share, compared with $1.04 billion, or $1.27 per diluted share, for the first quarter of 1999. The decrease reflects growth in Property-Liability insurance premiums and Life and Savings premiums and contract charges being offset by increased Property-Liability claims and claims expenses including increased catastrophe losses, and decreased realized capital gains and losses.

PROPERTY-LIABILITY OPERATIONS

Overview

    The Company's Property-Liability operations consist of two business segments: Personal Property and Casualty ("PP&C") and Discontinued Lines and Coverages ("Discontinued Lines and Coverages"). PP&C is principally engaged in the sale of property and casualty insurance, primarily private passenger auto and homeowners insurance to individuals in both the United States, and to a lesser extent, other countries. Discontinued Lines and Coverages consists of business no longer written by Allstate, including results from environmental, asbestos and other mass tort exposures and other commercial business in run-off.

This segment also included mortgage pool insurance business, which the Company exited in 1999. Such groupings of financial information are consistent with that used internally for evaluating segment performance and determining the allocation of resources.

    Underwriting results for each of the Property-Liability business segments are discussed separately below. Unaudited summarized financial data and key operating ratios for Allstate's Property-Liability operations are presented in the following table.

	Three Months Ended March 31,
($ in millions, except ratios)	2000	1999
Premiums written	$5,379	$4,839

Premiums earned	$5,471	$4,852
Claims and claims expense	4,138	3,321
Operating costs and expenses	1,290	1,165
Restructuring and related charges	26	—

Underwriting income	17	366
Net investment income	424	420
Realized capital gains and losses, after-tax	119	344
Income tax expense on operations	99	212

Net income	$461	$918

Catastrophe losses	$382	$126

Operating ratios
Claims and claims expense ("loss") ratio	75.6	68.5
Expense ratio	24.1	24.0

Combined ratio	99.7	92.5

Effect of catastrophe losses on combined ratio	7.0	2.6

Effect of restructuring and related charges on combined ratio	0.5	—

Underwriting Results

    PP&C  In 1999, the Company announced a series of strategic initiatives to aggressively expand selling and service capabilities to its customers. These initiatives include the creation of a platform that provides consumers with sales and service capabilities through the Internet and direct call centers, as well as through locally established Allstate agencies. Other initiatives include the introduction of new competitive pricing and underwriting techniques, new agency and claim technology and enhanced marketing and advertising. As of May 1, 2000, the Company has started to implement these strategies in the state of Oregon. As a result, residents of Oregon can now use the Internet and a direct call center to obtain an auto insurance premium quote based on new competitive pricing and underwriting techniques, to bind auto coverage and to access customer service. Additionally, management expects to start implementing these strategies in the states of Colorado and Louisiana in July 2000. By year end, management expects to have initiated implementation in a total of 15 states, representing approximately 40% of the U.S. population. The remaining states will be implemented in 2001, or as the strategies receive regulatory approval in each state. The multi-access technology needed to support these initiatives will continue to be enhanced as additional states are added and as customer needs evolve in the future. The Company believes successful implementation of these initiatives will result in selling and customer service advantages in an increasingly competitive marketplace.

    Unaudited summarized financial data and key operating ratios for Allstate's PP&C segment are presented in the following table.

	Three Months Ended March 31,
($ in millions, except ratios)	2000	1999
Premiums written	$5,379	$4,832

Premiums earned	$5,470	$4,845
Claims and claims expense	4,134	3,318
Other costs and expenses	1,288	1,160
Restructuring and related charges	26	—

Underwriting income	$22	$367

Catastrophe losses	$382	$126

Operating ratios
Claims and claims expense ("loss") ratio	75.6	68.5
Expense ratio	24.0	23.9

Combined ratio	99.6	92.4

Effect of catastrophe losses on combined ratio	7.0	2.6

Effect of restructuring and related charges on combined ratio	0.5	—

    PP&C sells primarily private passenger auto and homeowners insurance to individuals through the exclusive Allstate agency channel, and with the 1999 acquisition of CNA personal lines, an expanded independent agency channel. The Company has historically separated the voluntary personal auto insurance business into two categories for underwriting purposes: the standard market and the non-standard market. Generally, standard auto customers are expected to have lower risks of loss than non-standard customers. The Company distinguishes between these risk categories using factors unique to each customer such as the driving records of the various drivers on the policy, the existence of prior insurance coverage, the type of car owned or the customer's financial stability. The Company is implementing a refined pricing program that uses its underwriting experience for these factors to price auto coverage for each customer using a unique tier-based pricing model. Tier-based pricing allows a much broader range of premiums to be offered to customers within the two existing categories of risks. As a result, management believes that tier-based pricing will allow the Company to compete more effectively and operate more profitably. The Company's ability to implement these strategies is generally subject to regulatory approval. The Company's underwriting strategy for homeowners is to target customers whose risk of loss provides the best opportunity for profitable growth. This includes managing exposure on policies in areas where the potential loss from catastrophes exceeds acceptable levels.

    The Company's marketing strategy is to provide sales and service to new and existing customers in the distribution channel of their choice. With the implementation of its strategic initiatives in each state, the Company will provide products in four major channels of distribution. Customers will be able to access Allstate products through exclusive agencies, direct call centers and the Internet, which will provide consistent pricing and enhanced customer service. CNA personal lines and Deerbrook Insurance Company products will be accessible through independent agencies. Management expects the execution of this strategy, in conjunction with the execution of new underwriting and pricing strategies, to improve the Company's opportunity for profitable growth.

    PP&C premiums written for the first quarter of 2000 increased 11.3%, compared to the same period in 1999. Of the 11.3% increase, 9.0% was due to the acquisition of CNA personal lines during the fourth quarter of 1999, and the remaining increase was due to growth in policies in force (unit sales).

    Standard auto premiums written increased 11.9% to $3.16 billion in the first quarter of 2000, from $2.83 billion for the same three month period in 1999. The increase was primarily due to the acquisition of CNA personal lines during 1999, and a 2.1% increase in policies in force, partially offset by a decrease of 1.5% in average premiums due to rate decreases. Favorable loss trends, competitive considerations and regulatory pressures in some states have affected the Company's ability to maintain rates at historical levels. The Company has also filed rate changes in connection with the implementation of its new underwriting and pricing guidelines which are expected to adversely impact average premium growth in 2000 as compared to the prior year, while improving profitability.

    In addition, the Company is subject to regulated rate and coverage reductions in the state of New Jersey which became effective beginning in March of 1999. Excluding New Jersey, total standard auto premiums written increased 14.2% in the first quarter of 2000 as compared to the first quarter of 1999. The impacts of the rate reductions on premiums written in New Jersey are believed to be fully realized one year after implementation, whereas impacts of regulated coverage reductions on losses will begin to be determinable in 2001.

    Non-standard auto premiums written increased 2.0% to $876 million in the first quarter of 2000, from $859 million for the same period in 1999. The growth was driven by a 6.5% increase in policies in force, partially offset by a 2.3% decrease in average premiums. The Company is currently implementing programs to address the emergence of adverse profitability trends in non-standard auto during 1999. These programs are expected to adversely impact written premium growth in the near term while improving profitability of the non-standard business in the future.

    Homeowners premiums written for the first quarter were $864 million, an increase of 23.4% over the first quarter 1999 premiums of $700 million. The increase was driven by the acquisition of CNA personal lines, a 3.3% increase in policies in force and a 3.2% increase in average premium. Higher average premiums were primarily due to increases in rates taken during 1999 and the first quarter of 2000.

    For the first quarter of 2000, PP&C had underwriting income of $22 million versus $367 million for the first quarter of 1999. Underwriting income decreased as earned premium growth was more than offset by unseasonably higher catastrophe losses from multiple storms occurring during the quarter and by increased auto loss costs. Auto loss costs were impacted by higher frequency and increased severity due to inflationary pressures in medical and auto repair costs. However, auto injury claim severity growth was below the growth of relevant cost indices related to medical services.

    The restructuring and related charges incurred during the first quarter of 2000 were the result of actions taken to further implement the cost reduction program announced on November 10, 1999. The impact on the PP&C segment was $26 million, or $17 million after-tax, and related specifically to the reorganization of its multiple employee agency programs to a single exclusive agency independent contractor program and the elimination of certain employee positions. As of March 31, 2000, 221 exclusive agent employees have elected to sever their employment with the Company pursuant to the reorganization. See Note 8 to the consolidated financial statements for a more detailed discussion of these charges.

    Catastrophe Losses and Catastrophe Management  Catastrophe losses for the first quarter of 2000 were $382 million compared with $126 million for the same period in 1999. The level of catastrophe losses experienced in any year cannot be predicted and could be material to results of operations and financial position. While management believes the Company's catastrophe management initiatives have reduced the potential magnitude of possible future losses, the Company continues to be exposed to catastrophes that may materially impact results of operations and financial position.

    The establishment of appropriate reserves for losses incurred from catastrophes, as for all outstanding Property-Liability claims, is an inherently uncertain process. Catastrophe reserve estimates are regularly reviewed and updated, using the most current information and estimation techniques. Any resulting adjustments, which may be material, are reflected in current operations.

    Allstate has limited, over time, its aggregate insurance exposures in certain regions prone to catastrophes. These limits include restrictions on the amount and location of new business production, limitations on the availability of certain policy coverages, policy brokering and increased participation in catastrophe pools. Allstate has also requested and received rate increases and has expanded its use of increased hurricane and earthquake deductibles in certain regions prone to catastrophes. However, the initiatives are somewhat mitigated by requirements of state insurance laws and regulations, as well as by competitive considerations.

    For Allstate, areas of potential catastrophe losses due to hurricanes include major metropolitan centers near the eastern and gulf coasts of the United States. Allstate Floridian Insurance Company ("Floridian") and Allstate Floridian Indemnity Company ("AFI") sell and service Allstate's Florida residential property policies, and have access to reimbursements and exposure to assessments from the Florida Hurricane Catastrophe Fund. In addition, Floridian and AFI are subject to assessments from the Florida Windstorm Underwriting Association and the Florida Property and Casualty Joint Underwriting Association, organizations created to provide coverage for catastrophic losses to property owners unable to obtain coverage in the private market.

    Exposure to certain potential losses from earthquakes in California is limited by the Company's participation in the California Earthquake Authority ("CEA"). Other areas in the United States for which Allstate faces exposure to potential earthquake losses include areas surrounding the New Madrid fault system in the Midwest and faults in and surrounding Seattle, Washington and Charleston, South Carolina. Allstate continues to evaluate alternative business strategies to more effectively manage its exposure to catastrophe losses in these and other areas.

    Discontinued Lines and Coverages  Unaudited summarized underwriting results for the Discontinued Lines and Coverages segment are presented in the following table.

	Three Months Ended March 31,
($ in millions)	2000	1999
Underwriting loss	$5	$1

    Discontinued Lines and Coverages consists of business no longer written by Allstate, including results from environmental, asbestos and other mass tort exposures and other commercial business in run-off. This segment also included mortgage pool insurance business, which the Company exited in 1999.

Net Investment Income and Realized Capital Gains and Losses, After-tax

    Net Investment Income  Net investment income increased slightly to $424 million in the first quarter of 2000, compared to $420 million in the first quarter of last year, as increased income from partnership interests and income from funds received in connection with the CNA acquisition were partially offset by the impact of dividends paid to The Allstate Corporation during the preceding twelve months.

    Realized Capital Gains and Losses, After-tax  Realized capital gains and losses, after-tax for the first quarter of 2000 were $119 million versus $344 million for the same period in 1999. Period to period fluctuations in realized capital gains are largely the result of timing of sales decisions reflecting management's decision on positioning the portfolio, as well as assessments of individual securities and overall market conditions.

LIFE AND SAVINGS OPERATIONS

Overview

    Life and Savings markets primarily life insurance, savings and group pension products. Life insurance products consist of traditional products, including term and whole life, interest-sensitive life, immediate annuities with life contingencies, variable life and indexed life insurance. Savings products include deferred annuities and immediate annuities without life contingencies. Group pension products include contracts with fixed or indexed rates and fixed terms, such as guaranteed investment contracts, funding agreements and deferred and immediate annuities, or retirement annuities. The segment also uses several brand identities. Generally, Allstate brand products are sold through exclusive agencies, specialized brokers and direct response marketing. Products of other brands such as Glenbrook Life and Annuity, Northbrook Life, Lincoln Benefit Life and American Heritage Life ("AHL") are sold through both exclusive and independent agencies, securities firms, banks, direct response and worksite marketing. The products offered in each brand are of similar types, with the exception of AHL, which also includes health and disability insurance in addition to life and annuity products.

    Unaudited summarized financial data for Allstate's Life and Savings segment are presented in the following table.

	Three Months Ended March 31,
($ in millions)	2000	1999
Statutory premiums and deposits	$3,009	$1,511

Investments	$36,000	$32,088
Separate Accounts assets	14,875	10,466

Investments, including Separate Accounts assets	$50,875	$42,554

GAAP Premiums	$334	$214
Contract charges	207	171
Net investment income	637	536
Contract benefits	393	295
Credited interest	352	311
Operating costs and expenses	235	163
Restructuring and related charges	2	—

Operating income before tax	196	152
Income tax expense	69	53

Operating income(1)	127	99
Realized capital gains and losses, after-tax(2)	4	37

Net income	$131	$136

(1)
The supplemental operating information presented above allows for a more complete analysis of results of operations. The net effects of realized capital gains and losses have been excluded due to the volatility between periods and because such data is often excluded when evaluating the overall financial performance of insurers. Operating income should not be considered as a substitute for any GAAP measure of performance. Our method of calculating operating income may be different from the method used by other companies and therefore comparability may be limited.

(2)
Net of the effect of related amortization of deferred policy acquisition costs.

Operating Results

    Statutory Premiums and Deposits  Statutory premiums and deposits, which include premiums and deposits for all products, are used to analyze sales trends. The following table summarizes statutory premiums and deposits by product line.

	Three Months Ended March 31,
($ in millions)	2000	1999
Life products
Interest-sensitive	$236	$277
Traditional	95	74
Other	133	60

Total life products	464	411
Annuity products
Fixed	1,053	476
Variable	983	382
Group pension products	509	242

Total	$3,009	$1,511

    Total statutory premiums and deposits increased to $3.01 billion in the first quarter of 2000, an increase of 99.1% compared with the same period last year, primarily due to higher sales of variable and fixed annuities. Of the 99.1% increase, 11.1% was due to the acquisition of AHL during the fourth quarter of 1999. Variable annuity sales increased 157.3% over the first quarter of 1999, primarily driven by $432 million of sales from the alliance with Putnam Investments which began in May of 1999. Fixed annuity sales for the first quarter of 2000 increased 121.2% over the prior year first quarter due to increased sales in the independent agent and banking distribution channels. Period to period fluctuations in sales of group pension products, including funding agreements, are largely due to management's actions based on the assessment of market opportunities.

    GAAP Premiums and Contract Charges  Under generally accepted accounting principles ("GAAP"), premiums represent revenue generated from traditional life products with significant mortality risk. Revenues for interest-sensitive life insurance and fixed and variable annuity contracts, for which deposits are treated as liabilities, are reflected as contract charges. Immediate annuities may be purchased with a life contingency whereby the mortality risk is a significant factor, therefore GAAP revenues generated on these contracts are recognized as premiums. The following table summarizes GAAP premiums and contract charges.

	Three Months Ended March 31,
($ in millions)	2000	1999
Premiums
Traditional life	$92	$77
Immediate annuities with life contingencies	109	69
Other	133	68

Total premiums	334	214
Contract Charges
Interest-sensitive life	144	128
Variable annuities	55	35
Other	8	8

Total contract charges	207	171

Total Premiums and Contract Charges	$541	$385

    For the first quarter of 2000, total premiums increased 56.1% to $334 million. Of the 56.1% increase, 32.2% was due to the acquisition of AHL.

    Total contract charges increased 21.1% during the first quarter of 2000 as compared to the first quarter of 1999 due to increased variable annuity fees and the acquisition of AHL. Of the 21.1% increase, 8.2% was due to the acquisition of AHL.

    Operating Income  Operating income increased 28.3% to $127 million in the first quarter of 2000 as compared to the first quarter of 1999, as increased investment and mortality margins and increased contract charges were partially offset by higher expenses.

    Investment margin, which represents the excess of investment income earned over interest credited to policyholders and contractholders, increased 16.6% during the current year quarter as compared to the prior year quarter, due to increases in asset balances from new sales. The difference between average investment yields and interest credited during the quarter remained relatively constant with the same period in 1999.

    Mortality margin, which represents premiums and cost of insurance charges in excess of related policy benefits, increased 18.0% during the first quarter of 2000 as compared to the first quarter of 1999. The increase, which positively impacts operating income, was the result of increased premiums and cost of insurance charges (as noted above) and favorable reserve releases as a result of mortality gains on structured settlement annuities.

    Increased expenses during the first quarter of 2000 as compared to the prior year first quarter were due to higher employee related costs and higher amortization expense of deferred acquisition costs.

Net Investment Income and Realized Capital Gains and Losses, After-tax

    Net Investment Income  Net investment income increased 18.8% in the first quarter of 2000 compared with the same period last year, due to higher investment balances from increased cash flows from operations and the acquisition of AHL. Investment balances at March 31, 2000, excluding Separate Accounts and unrealized gains on fixed income securities, grew 16.9% from the same period last year.

    Realized Capital Gains and Losses, After-tax  Realized capital gains and losses, after-tax for the three month period ended March 31, 2000, were $4 million compared to $37 million for first quarter of 1999. Period to period fluctuations in realized capital gains are largely the result of timing of sales decisions reflecting management's decision on positioning the portfolio, as well as assessments of individual securities and overall market conditions.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

    Allstate's capital resources consist of shareholders' equity, mandatorily redeemable preferred securities and debt, representing funds deployed or available to be deployed to support business operations. These resources are summarized in the following table.

($ in millions)	March 31, 2000	December 31, 1999
Common stock and retained earnings	$14,915	$15,256
Accumulated other comprehensive income	1,501	1,345

Total shareholders' equity	16,416	16,601
Mandatorily redeemable preferred securities	964	964
Debt	2,435	2,851

Total capital resources	$19,815	$20,416

Ratio of debt to total capital resources(1)	14.7%	16.3%
(1)
When analyzing the Company's ratio of debt to total capital resources, various formulas are used. In this presentation, debt includes 50% of the mandatorily redeemable preferred securities.

    Shareholders' Equity  Shareholders' equity decreased in the first quarter of 2000 when compared to year-end 1999, as net income and increased unrealized capital gains were more than offset by the impacts of share repurchases. During the first quarter of 2000, the Company repurchased 37 million shares of its common stock at a cost of $794 million as part of its stock repurchase programs. The current $2 billion program is 17% complete at March 31, 2000, and is expected to be completed by December 31, 2000.

    Debt  Debt decreased in the first quarter of 2000 when compared to year-end 1999, due to a decrease in short-term debt. Additionally, on April 26, 2000, the Company issued $900 million of 7.875% Senior Notes due in 2005, utilizing its shelf registration filed with the Securities and Exchange Commission ("SEC") in August 1998. The proceeds of this issuance will be used for general corporate purposes, including stock repurchases and possible acquisitions. As of April 30, 2000, the Company may issue up to $350 million of additional debt securities, preferred stock or debt warrants under this shelf registration.

The Company has access to additional borrowing as follows:

  •
  Allstate has a commercial paper program with an authorized borrowing limit of up to $1.00 billion to cover its short-term cash needs. At March 31, 2000 the Company had outstanding commercial paper borrowings of $249 million.
  •
  Allstate maintains two credit facilities totaling $1.55 billion as a potential source of funds to meet short-term liquidity requirements, including a $1.50 billion, five-year revolving line of credit expiring in 2001 and a $50 million, one-year revolving line of credit expiring in 2001. In order to borrow on the five-year line of credit, Allstate Insurance Company ("AIC"), a wholly owned subsidiary of the Company, is required to maintain a specified statutory surplus level, and the Company's debt to equity ratio (as defined in the agreement) must not exceed a designated level. These requirements are currently being met and management expects to continue to meet them in the future. There were no borrowings under these lines of credit during the first quarter of 2000. Total borrowings under the combined commercial paper program and the Allstate lines of credit are limited to $1.55 billion.

  •

  AHL maintains a line of credit totaling $60 million as a potential source of funds to meet short-term liquidity requirements. At March 31, 2000, there were no borrowings under this line of credit.

Financial Ratings and Strength

    The American Heritage Life Insurance Company's insurance claims-paying ability rating has been upgraded by Standard & Poor's to AA+ (Superior).

    The Company's and its major subsidiaries' ratings are influenced by many factors including the amount of financial leverage (i.e. debt), exposure to risks such as catastrophes, as well as the current level of operating leverage.

Liquidity

    Allstate is a holding company whose principal operating subsidiaries include AIC and AHL. The Company's principal sources of funds are dividend payments from AIC, intercompany borrowings, funds from the settlement of Company benefit plans and funds that may be raised periodically from the issuance of additional debt, including commercial paper, or stock. The payment of dividends by AIC is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. Based on 1999 statutory net income, the maximum amount of dividends AIC will be able to pay without prior Illinois Department of Insurance approval at a given point in time beginning in May 2000 is $1.96 billion, less dividends paid during the preceding twelve months measured at that point in time. Allstate's principal uses of funds are the payment of dividends to shareholders, share repurchases, intercompany lending to its insurance affiliates, debt service, additional investments in its subsidiaries and acquisitions.

    Surrenders and withdrawals for Life and Savings during the quarter ended March 31, 2000, were $894 million, compared to $667 million for the same period in 1999. As the Company's interest-sensitive life policies and annuity contracts in-force grow and age, the dollar amount of surrenders and withdrawals will likely increase. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated.

INVESTMENTS

    The composition of the investment portfolio at March 31, 2000, is presented in the table below.

	Property- Liability		Life and Savings		Corporate and Other		Total
($ in millions)		Percent to Total		Percent to Total		Percent to Total		Percent to Total
Fixed income securities(1)	$25,123	76.3%	$29,601	82.2%	$1,108	94.5%	$55,832	79.6%
Equity securities	6,122	18.6	672	1.9	1	0.1	6,795	9.7
Mortgage loans	174	0.5	4,074	11.3	—	—	4,248	6.1
Short-term	1,499	4.6	525	1.5	63	5.4	2,087	3.0
Other	11	—	1,128	3.1	—	—	1,139	1.6

Total	$32,929	100.0%	$36,000	100.0%	$1,172	100.0%	$70,101	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost for these securities was $25.04 billion, $29.16 billion and $1.16 billion for Property-Liability, Life and Savings, and Corporate and Other, respectively.

    Total investments increased to $70.10 billion at March 31, 2000 from $69.65 billion at December 31, 1999. Property-Liability investments were $32.93 billion at March 31, 2000 as compared to $32.94 billion at December 31, 1999. Life and Savings investments at March 31, 2000, increased $1.56 billion to $36.00 billion from $34.44 billion at December 31, 1999. The increase in investments was primarily attributable to amounts invested from positive cash flows generated from the Life and Savings operations and increased unrealized capital gains on fixed income securities, partially offset by decreased cash flows generated from the Property-Liability operations.

    Approximately 94.0% of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having an NAIC rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

PENDING ACCOUNTING STANDARDS

    In June 1999, the Financial Accounting Standards Board ("FASB") delayed the effective date of Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SAFS No. 133 replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. This statement requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Additionally, the change in fair value of a derivative which is not effective as a hedge will be immediately recognized in earnings. The delay was effected through the issuance of SFAS No. 137, which extends the effective date of SFAS No. 133 requirements to fiscal years beginning after June 15, 2000. As such, the Company expects to adopt the provisions of SFAS No. 133 as of January 1, 2001. The impact of this statement is dependent upon the Company's derivative positions and market conditions existing at the date of adoption. Based on existing interpretations of the requirements of SFAS No. 133, the impact at adoption is not expected to be material to the results of operations or financial position of the Company.

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

    If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those communicated in our forward-looking statements. In addition to the normal risks of business, Allstate is subject to significant risk factors, including those listed below which apply to it as an insurance business.

  •
  The implementation of Allstate's multi-access distribution model involves risks and uncertainties that could have a material adverse effect on Allstate's results of operations, liquidity or financial position. More specifically, the following factors could affect Allstate's ability to successfully implement various aspects of its new multi-access distribution model:

  —
  The success of Allstate's proposed direct response call centers may be adversely affected by the limited pool of individuals suited and trained to do such work in any geographic area, particularly in light of the current low unemployment rate. The absence of seasoned staff could be a factor impeding the training of staff and the roll-out of the call centers because they represent a new initiative by Allstate involving virtually all new hires.

  —
  Allstate's reorganization of its multiple employee agency programs into a single exclusive agency independent contractor program may have a temporary negative impact on written premium. As the reorganization proceeds, many agents will be deciding whether to convert to independent contractor status and remain with Allstate; to convert to independent contractor status and sell their economic interest in their book of businesses to an Allstate-approved buyer; or to retire or otherwise voluntarily separate from Allstate. The distractions of this decision making process and the possible departure of some agents may lead to decreased sales. In addition, possible litigation regarding the reorganization could diminish the gains in efficiency and cost-effectiveness that Allstate expects to realize from the transition to one program.

    —
    Allstate's reorganization of its multiple employee agency programs into a single exclusive agency independent contractor program, as well as its plans to sell and service its products through direct response call centers and the Internet, are dependent upon its ability to adapt current computer systems and to develop and implement new systems.

  •
  There is inherent uncertainty in the process of establishing property-liability loss reserves, particularly reserves for the cost of environmental, asbestos and other mass tort claims. This uncertainty arises from a number of factors, including ongoing interpretation of insurance policy provisions by courts, inconsistent decisions in lawsuits regarding coverage and expanded theories of liability. In addition, on-going changes in claims settlement practices can lead to changes in loss payment patterns. Moreover, while management believes that improved actuarial techniques and databases have assisted in estimating environmental, asbestos and other mass tort net loss reserves, these refinements may subsequently prove to be inadequate indicators of the extent of probable loss. Consequently, ultimate losses could materially exceed established loss reserves and have a material adverse effect on our results of operations, liquidity or financial position.

  •
  Allstate has experienced, and continues to expect to experience, catastrophe losses. While we believe that our catastrophe management initiatives have reduced the potential magnitude of possible future losses, Allstate continues to be exposed to catastrophes that could have a material adverse impact on results of operations, liquidity or financial position. Catastrophic events in the future may indicate that the techniques and data that are used to predict the probability of catastrophes and the extent of the resulting losses are inaccurate.

  •
  Changes in market interest rates can have adverse effects on Allstate's investment portfolio, investment income and product sales. Increases in market interest rates have an adverse impact on the value of the investment portfolio by decreasing capital gains. In addition, increases in market interest rates as compared to rates offered on some of the Life and Savings segment's products make those products less attractive and therefore decrease sales. Declining market interest rates have an adverse impact on Allstate's investment income as Allstate reinvests proceeds from positive cash flows from operations and maturing and called investments in new investments yielding less than the portfolio's average rate. Despite recent increases, current market interest rates are lower than the Allstate portfolio average rate.

  •
  In order to meet the anticipated cash flow requirements of its obligations to policyholders, from time to time Allstate adjusts the effective duration of the assets and liabilities of the Life and Savings segment's investment portfolio. Those adjustments may have an impact on the value of the investment portfolio and on investment income.

  •
  The insurance business is subject to extensive regulation—particularly at the state level. Many of these restrictions affect Allstate's ability to operate and grow its businesses in a profitable manner. In particular, the PP&C segment's implementation of a tiered-based pricing model for its private passenger auto business is subject to state regulation of auto insurance rates.

  •
  Recently, the competitive pricing environment for private passenger auto insurance has put pressure on the PP&C segment's premium growth and profit margins. Allstate's management believes that this pressure is abating and that industry participants may begin to raise auto insurance rates, generally, in 2000. However, because Allstate's PP&C segment's loss ratio compares favorably to the industry, state regulatory authorities may resist our efforts to raise rates or to maintain them at current levels.

  •
  Allstate is a holding company with no significant business operations of its own. Consequently, to a large extent, its ability to pay dividends and meet its debt payment obligations is dependent on dividends from its subsidiaries, primarily AIC.

  •
  State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require Allstate's subsidiaries to maintain financial strength or claims-paying ability ratings. These restrictions affect Allstate's ability to pay shareholder dividends and use its capital in other ways.

  •
  There is uncertainty involved in estimating the availability of reinsurance and the collectibility of reinsurance recoverables. This uncertainty arises from a number of factors, including segregation by the industry generally of reinsurance exposure into separate legal entities.

  •
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

  •
  In November 1999, Allstate announced a program to reduce expenses by approximately $600 million, to be fully realized beginning in 2001. These expense reductions are dependent on the elimination of certain employee positions, the consolidation of Allstate's operations and facilities, and the reorganization of its multiple employee agency programs to a single exclusive agency independent contractor program. The savings are to be invested in technology, competitive pricing and advertising.

  •
  Allstate maintains a $1.50 billion, five-year revolving line of credit and a $50 million one-year revolving line of credit as potential sources of funds to meet short-term liquidity requirements. In order to borrow on the five-year line of credit, AIC is required to maintain a specified statutory surplus level and the Allstate debt to equity ratio (as defined in the credit agreement) must not exceed a designated level. The ability of Allstate and AIC to meet the requirements is dependent upon their financial condition. If AIC were to sustain significant losses from catastrophes, Allstate and AIC's ability to borrow on the lines of credit could be diminished or eliminated during a period when they might be most in need of capital resources and liquidity.

  •
  Changes in the severity of claims have an impact on the profitability of Allstate's business. Changes in injury claim severity are driven primarily by inflation in the medical sector of the economy. Changes in auto physical damage claim severity are driven primarily by inflation in auto repair costs and used car prices.

  •
  For its non-standard auto insurance business, Allstate is implementing programs to address the emergence of adverse profitability trends. These programs include additional down-payment requirements, new underwriting guidelines and new rating plans. Allstate expects these programs to have a temporary adverse impact on written premium growth; however, they should improve profitability over time.

  •
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

  •
  Deferred annuities and interest-sensitive life insurance products receive favorable policyholder taxation under current tax laws and regulations. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products.

  •
  Due to legislative and regulatory reform of the auto insurance system in New Jersey that included regulated rate reductions and coverage changes effective for new policies written and renewals processed on and after March 22, 1999, Allstate New Jersey Insurance Company, a wholly owned Allstate subsidiary, experienced decreased average premiums in 1999 and the first quarter of 2000.

    Management expects that these reforms will also lead to improved loss experience in the future. However, it is possible that losses may increase or that any decrease in losses will not be commensurate with the reductions in premiums.

  •
  The adoptions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is not expected to be material to the results of operations of the Company. However, the impact is dependent upon market conditions and our holdings existing at the date of adoption, which for Allstate will be January 1, 2001.

  •
  Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and may generally be expected to have an effect on an insurance company's business. On an ongoing basis, rating organizations review the financial performance and condition of insurers. Downgrades in one or more of the ratings of the Allstate companies could have a material adverse effect on Allstate's business, financial condition and results of operations.

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings

The discussion "Regulation and Legal Proceedings" in Part I, Item 1, Note 5 of this Form 10-Q is incorporated herein by reference. That discussion updates the discussion "Regulation and Legal Proceedings" beginning on page A-27 of Allstate's 2000 Notice of Annual Meeting and Proxy Statement.
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits
An Exhibit Index has been filed as part of this report on Page E-1.
(b) Reports on Form 8-K.
Registrant filed a Current Report on Form 8-K on January 13, 2000 (Items 5 and 7).

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation (Registrant)
May 11, 1999	By	/s/ SAMUEL H. PILCH Samuel H. Pilch, Controller
(Principal Accounting Officer and duly authorized Officer of Registrant)

Exhibit No.	Description	Sequentially Numbered Page
4	Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 11, 2000, concerning unaudited interim financial information.
27	Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

QuickLinks

THE ALLSTATE CORPORATION INDEX TO QUARTERLY REPORT ON FORM 10-Q March 31, 2000
THE ALLSTATE CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THE ALLSTATE CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS