Form 10-Q
period 2000-06-30
ALLSTATE CORP
filed 2000-08-07
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11840

THE ALLSTATE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	36-3871531 (I.R.S. Employer Identification No.)
2775 Sanders Road Northbrook, Illinois (Address of principal executive offices)	60062 (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 847/402-5000

    REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES /x/  NO / /

    AS OF JULY 31, 2000, THE REGISTRANT HAD 734,225,699 COMMON SHARES, $.01 PAR VALUE, OUTSTANDING.

THE ALLSTATE CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2000

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations for the Three Month and Six Month Periods Ended June 30, 2000 and 1999 (unaudited)	3
	Condensed Consolidated Statements of Financial Position as of June 30, 2000 (unaudited) and December 31, 1999	4
	Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2000 and 1999 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
	Independent Accountants' Review Report	16
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 4.	Submission of Matters to a Vote of Security Holders	32
Item 6.	Exhibits and Reports on Form 8-K	33

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions except per share data)	2000	1999	2000	1999
	(Unaudited)		(Unaudited)
Revenues
Property-liability insurance premiums earned	$5,481	$4,903	$10,952	$9,755
Life and annuity premiums and contract charges	511	369	1,052	754
Net investment income	1,129	1,014	2,219	1,985
Realized capital gains and losses	62	306	246	905

	7,183	6,592	14,469	13,399

Costs and expenses
Property-liability insurance claims and claims expense	4,198	3,531	8,336	6,852
Life and annuity contract benefits	742	598	1,487	1,204
Amortization of deferred policy acquisition costs	860	797	1,750	1,590
Operating costs and expenses	682	525	1,332	1,077
Restructuring and related charges	5	—	33	—
Interest expense	58	28	105	58

	6,545	5,479	13,043	10,781

Gain on disposition of operations	—	10	—	10
Income from operations before income tax expense and dividends on preferred securities	638	1,123	1,426	2,628
Income tax expense	168	343	384	804

Income before dividends on preferred securities	470	780	1,042	1,824
Dividends on preferred securities of subsidiary trusts	(11)	(10)	(22)	(19)

Net income	$459	$770	$1,020	$1,805

Earnings per share:
Net income per share—basic	$0.62	$0.96	$1.35	$2.23

Weighted average shares—basic	742.3	807.2	755.0	810.4

Net income per share—diluted	$0.61	$0.95	$1.34	$2.22

Weighted average shares—diluted	747.8	810.5	760.0	813.7

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ In millions except par value data)	June 30, 2000	December 31, 1999
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $57,608 and $55,293)	$57,985	$55,286
Equity securities, at fair value (cost $4,640 and $4,565)	6,436	6,738
Mortgage loans	4,359	4,068
Short-term	2,709	2,422
Other	1,166	1,131

Total investments	72,655	69,645
Cash	238	254
Premium installment receivables, net	3,962	3,927
Deferred policy acquisition costs	4,295	4,119
Reinsurance recoverables, net	2,262	2,209
Accrued investment income	850	812
Deferred income taxes	88	211
Property and equipment, net	989	916
Other assets	3,177	2,169
Separate Accounts	14,894	13,857

Total assets	$103,410	$98,119

Liabilities
Reserve for property-liability insurance claims and claims expense	$17,386	$17,814
Reserve for life-contingent contract benefits	7,990	7,597
Contractholder funds	27,224	25,199
Unearned premiums	7,639	7,671
Claim payments outstanding	880	860
Other liabilities and accrued expenses	6,997	4,705
Short-term debt	213	665
Long-term debt	3,098	2,186
Separate Accounts	14,894	13,857

Total liabilities	86,321	80,554

Commitments and Contingent Liabilities (Notes 3 and 5)
Mandatorily Redeemable Preferred Securities of Subsidiary Trusts	964	964
Shareholders' equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2 billion shares authorized and 900 million issued, 734 million and 787 million shares outstanding	9	9
Additional capital paid-in	2,646	2,664
Retained income	17,492	16,728
Deferred ESOP expense	(186)	(216)
Treasury stock, at cost (166 million and 113 million shares)	(5,083)	(3,929)
Accumulated other comprehensive income:
Unrealized net capital gains	1,281	1,369
Unrealized foreign currency translation adjustments	(34)	(24)

Total accumulated other comprehensive income	1,247	1,345

Total shareholders' equity	16,125	16,601

Total liabilities and shareholders' equity	$103,410	$98,119

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
($ in millions)	2000	1999
	(Unaudited)
Cash flows from operating activities
Net income	$1,020	$1,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(13)	(7)
Realized capital gains and losses	(246)	(905)
Gain on disposition of operations	—	(10)
Interest credited to contractholder funds	705	660
Changes in:
Policy benefit and other insurance reserves	(579)	(245)
Unearned premiums	(33)	109
Deferred policy acquisition costs	(175)	(88)
Premium installment receivables, net	(35)	(119)
Reinsurance recoverables, net	38	(23)
Income taxes payable	322	243
Other operating assets and liabilities	(11)	(289)

Net cash provided by operating activities	993	1,131

Cash flows from investing activities
Proceeds from sales
Fixed income securities	15,181	8,775
Equity securities	4,288	5,225
Investment collections
Fixed income securities	1,285	3,375
Mortgage loans	186	173
Investment purchases
Fixed income securities	(18,989)	(14,140)
Equity securities	(3,917)	(4,571)
Mortgage loans	(473)	(453)
Change in short-term investments, net	1,017	785
Change in other investments, net	(61)	(12)
Purchases of property and equipment, net	(172)	(104)

Net cash used in investing activities	(1,655)	(947)

Cash flows from financing activities
Change in short-term debt, net	(452)	(174)
Proceeds from issuance of long-term debt	912	2
Contractholder fund deposits	4,366	2,439
Contractholder fund withdrawals	(2,755)	(1,712)
Dividends paid	(250)	(233)
Treasury stock purchases	(1,233)	(551)
Other	58	41

Net cash provided by (used in) financing activities	646	(188)

Net decrease in cash	(16)	(4)
Cash at beginning of period	254	258

Cash at end of period	$238	$254

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

    The condensed consolidated financial statements and notes as of June 30, 2000, and for the three month and six month periods ended June 30, 2000 and 1999 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Appendix A of the 2000 Notice of Annual Meeting and Proxy Statement and the Annual Report on Form 10-K for 1999. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

    The delay was effected through the issuance of SFAS No. 137, which extends the SFAS No. 133 requirements to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. As such, the Company expects to adopt the provisions of SFAS No. 133 and SFAS No. 138 as of January 1, 2001. The impact of these statements is dependent upon the Company's derivative positions and market conditions existing at the date of adoption. Based on existing interpretations of the requirements of SFAS No. 133, the impact of adoption is not expected to be material to the results of operations or financial position of the Company.

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

    The computations of basic and diluted earnings per share are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)
	2000	1999	2000	1999
Numerator:
Net income applicable to common shareholders	$459	$770	$1,020	$1,805

Denominator:
Weighted average common shares outstanding	742.3	807.2	755.0	810.4
Effect of potential dilutive securities:
Stock options	2.3	3.3	2.0	3.3
Shares issuable under FELINE PRIDES contract	3.2	—	3.0	—

	5.5	3.3	5.0	3.3

Weighted average common and dilutive potential common shares outstanding	747.8	810.5	760.0	813.7

Earnings per share:
Basic	$.62	$.96	$1.35	$2.23
Diluted	.61	.95	1.34	2.22

    Options to purchase 15.8 million Allstate common shares, with exercise prices ranging from $25.88 to $50.72, were outstanding at June 30, 2000 but were not included in the computation of diluted earnings per share for the three month period ended June 30, 2000 since inclusion of these options would have an anti-dilutive effect as the options' exercise prices exceeded the average market price of Allstate common shares in the three month period ended June 30, 2000. For the six month period ended June 30, 2000, options to purchase 16.1 million Allstate common shares, with exercise prices ranging from $23.72 to $50.72, were outstanding at June 30, 2000 and not included in the six month period computation of diluted earnings per share due to anti-dilutive effects. At June 30, 1999, 3.2 million outstanding stock options were excluded from both the three month and six month periods ended June 30, 1999 diluted earnings per share computations due to anti-dilutive effects.

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

    In 1986, the general liability policy form used by Allstate and others in the property-liability industry was amended to introduce an "absolute pollution exclusion," which excluded coverage for environmental damage claims and added an asbestos exclusion. Most general liability policies issued prior to 1987 contain annual aggregate limits for product liability coverage, and policies issued after 1986 also have an annual aggregate limit on all coverages. Allstate's experience to date is that these policy form changes have effectively limited its exposure to environmental and asbestos claim risks. Allstate's reserves for environmental and asbestos claims were $1.23 billion and $1.26 billion at June 30, 2000 and December 31, 1999, net of reinsurance recoverables of $428 million and $448 million, respectively.

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

4. Reinsurance

    Property-liability insurance premiums and life and annuity premiums and contract charges are net of the following reinsurance ceded:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2000	1999	2000	1999
Property-liability premiums	$68	$100	$135	$202
Life and annuity premiums and contract charges	89	56	174	95

    Property-liability insurance claims and claims expense and life and annuity contract benefits are net of the following reinsurance recoveries:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2000	1999	2000	1999
Property-liability insurance claims and claims expense	$27	$73	$141	$171
Life and annuity contract benefits	48	31	114	66

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

Legal proceedings

    Allstate and plaintiffs' representatives have agreed to settle certain civil suits filed in California, including a class action, related to the 1994 Northridge, California earthquake. The settlement received final approval from the Superior Court of the State of California for the County of Los Angeles on June 11, 1999. The plaintiffs in these civil suits challenged licensing and engineering practices of certain firms Allstate retained and alleged that Allstate systematically pressured engineering firms to improperly alter their reports to reduce the loss amounts paid to some insureds with earthquake claims. Under the terms of the settlement, Allstate sent notices to approximately 11,500 homeowners insurance customers inviting them to participate in a court-administered program which may allow for review of their claims by an independent engineer and an independent adjusting firm to ensure that they have been compensated for all structural damage from the 1994 Northridge earthquake covered under the terms of their Allstate policies. It is anticipated that approximately 2,500 of these customers will ultimately participate in this independent review process. Allstate has agreed to retain an independent consultant to review, among other things, Allstate's practices and procedures for handling catastrophe claims, and has helped fund a charitable foundation devoted to consumer education on loss prevention and consumer protection and other insurance issues. The Company does not expect that the effect of the proposed settlement will exceed the amounts currently reserved. During August 1999, a group of objectors filed an appeal from the order approving the settlement. That appeal is pending.

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

    There are currently a number of state and nationwide putative class action lawsuits pending in various state courts seeking actual and punitive damages from Allstate alleging breach of contract and fraud because of its specification of after-market (non-original equipment manufacturer) replacement parts in the repair of insured vehicles. Plaintiffs in these suits allege that after-market parts are not "of like kind and quality" as required by the insurance policies. The lawsuits are in various stages of development. The Company is vigorously defending these lawsuits. The outcome of these disputes is currently uncertain.

    The Company has pending several state and nationwide putative class action lawsuits in various state courts seeking actual and punitive damages from Allstate alleging breach of contract and fraud for failing to pay inherent diminished value to insureds under a collision, comprehensive, or uninsured motorist property damage provision of an auto policy. Inherent diminished value is defined by plaintiffs as the difference between the market value of the insured automobile before an accident and the market value after repair. Plaintiffs allege that they are entitled to the payment of inherent diminished value under the terms of the contract. These lawsuits are in various stages of development. The Company is vigorously defending these lawsuits. The outcome of these disputes is currently uncertain.

    There are a number of state and nationwide putative class action lawsuits pending in various state and federal courts challenging the legal propriety of Allstate's medical bill review processes on a number of grounds, including, among other things, the manner in which Allstate determines reasonableness and necessity. These lawsuits, which to a large degree mirror similar lawsuits filed against other carriers in the industry, allege these processes result in a breach of the insurance policy as well as fraud. The Company denies those allegations and is vigorously defending both its processes and these lawsuits. The outcome of these disputes in currently uncertain.

    Allstate is defending lawsuits, including three class actions, regarding worker classification. Two of these suits, involving certified classes of California agents, relate to the classification of California exclusive agents as independent contractors. These suits were filed after Allstate's reorganization of its California agency programs in 1996. The plaintiffs, among other things, seek a determination that they have been treated as employees notwithstanding agent contracts that specify that they are independent contractors for all purposes. Another suit relates to the classification of staff working in agency offices. In this putative class action, plaintiffs seek damages under the Employee Retirement Income Security Act and the Racketeer Influenced and Corrupt Organizations Act alleging that 10,000 agency secretaries were terminated as employees by Allstate and rehired by agencies through outside staffing vendors for the purpose of avoiding the payment of employee benefits. Allstate is vigorously defending these lawsuits. The outcome of these disputes is currently uncertain.

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

6. Business Segments

    Summarized financial performance data for each of the Company's reportable segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2000	1999	2000	1999
Income from operations before income taxes and other items
Property-Liability
Underwriting income (loss)
PP&C	$(49)	$214	$(27)	$581
Discontinued Lines and Coverages	(3)	30	(8)	29

Total underwriting income (loss)	(52)	244	(35)	610
Net investment income	439	439	863	859
Realized capital gains and losses	142	224	326	754
Gain on disposition of operations	—	10	—	10

Property-Liability income from operations before income taxes	529	917	1,154	2,233
Life and Savings
Premiums and contract charges	511	369	1,052	754
Net investment income	665	552	1,302	1,088
Realized capital gains and losses	(66)	83	(44)	152
Contract benefits	742	598	1,487	1,204
Operating costs and expenses	225	189	475	366
Restructuring charges	(13)	—	(11)	—

Life and Savings income from operations before income taxes	156	217	359	424
Corporate and Other
Net investment income	25	23	54	38
Realized capital gains and losses	(14)	(1)	(36)	(1)
Operating costs and expenses	58	33	105	66

Corporate and Other loss from operations before income taxes and dividends on preferred securities	(47)	(11)	(87)	(29)

Consolidated income from operations before income taxes and other items	$638	$1,123	$1,426	$2,628

    Summarized revenues for each of the Company's business segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2000	1999	2000	1999
Revenues
Property-Liability
Premiums earned
PP&C	$5,479	$4,903	$10,949	$9,748
Discontinued Lines and Coverages	2	—	3	7

Total premiums earned	5,481	4,903	10,952	9,755
Net investment income	439	439	863	859
Realized capital gains and losses	142	224	326	754

Total Property-Liability	6,062	5,566	12,141	11,368
Life and Savings
Premiums and contract charges	511	369	1,052	754
Net investment income	665	552	1,302	1,088
Realized capital gains and losses	(66)	83	(44)	152

Total Life and Savings	1,110	1,004	2,310	1,994
Corporate and Other
Net investment income	25	23	54	38
Realized capital gains and losses	(14)	(1)	(36)	(1)

Total Corporate and Other	11	22	18	37

Consolidated Revenues	$7,183	$6,592	$14,469	$13,399

7. Comprehensive Income

    The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three Months Ended June 30,
	2000			1999
(In millions)	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized capital gains and losses:
Unrealized holding gains (losses) arising during the period	$(369)	$129	$(240)	$(490)	$171	$(319)
Less: reclassification adjustments	12	(4)	8	367	(129)	238

Unrealized net capital gains (losses)	(381)	133	(248)	(857)	300	(557)
Unrealized foreign currency translation adjustments	(9)	3	(6)	—	—	—

Other comprehensive income (loss)	$(390)	$136	(254)	$(857)	$300	(557)

Net income			459			770

Comprehensive income			$205			$213

	Six Months Ended June 30,
	2000			1999
(In millions)	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized capital gains and losses:
Unrealized holding gains (losses) arising during the period	$86	$(30)	$56	$(801)	$280	$(521)
Less: reclassification adjustments	221	(77)	144	908	(318)	590

Unrealized net capital gains (losses)	(135)	47	(88)	(1,709)	598	(1,111)
Unrealized foreign currency translation adjustments	(15)	5	(10)	2	(1)	1

Other comprehensive income (loss)	$(150)	$52	(98)	$(1,707)	$597	(1,110)

Net income			1,020			1,805

Comprehensive income			$922			$695

8. Company Restructuring

    On November 10, 1999, the Company announced a series of strategic initiatives to aggressively expand its selling and service capabilities. The Company also announced that it is implementing a program to reduce current annual expenses by approximately $600 million. The reduction in expenses will come from field realignment, the reorganization of employee agents to a single exclusive agency independent contractor program, the closing of certain facilities, and from reduced employee related expenses and professional services as a result of reductions in force, attrition and consolidations. The reduction will result in the elimination of approximately 4,000 current non-agent positions, exclusive of selected hires to staff new initiatives, across all employment grades and categories by the end of 2000, or approximately 10% of the Company's non-agent work force.

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

    The following table illustrates the inception to date change in the restructuring liability at June 30, 2000:

(In millions)	Employee Costs	Exit Costs	Total
Balance at December 31, 1999	$59	$10	$69
Payments applied against the liability	(21)	(3)	(24)
Incremental post-retirement benefits classified with OPEB liability	(5)	—	(5)

Balance at June 30, 2000	$33	$7	$40

    The payments applied against the restructuring liability for employee costs primarily reflect severance and payments applied for exit costs generally have consisted of post-exit rent expenses and contract termination penalties. As of June 30, 2000, 1,303 non-agent employees have been involuntarily terminated and approximately 1,100 non-agent positions have been eliminated through net attrition pursuant to the restructuring plan. As of June 30, 2000, 1,308 exclusive agent employees have severed their employment with the Company at their election pursuant to the plan to reorganize exclusive agents to a single independent contractor program.

    An additional $33 million of pretax restructuring related costs ($21 million after-tax), net of related non-cash settlement and curtailment accounting gains as required under SFAS No. 88 and SFAS No. 106 on Allstate's retirement plans in the amount of $165 million, were expensed as incurred during the first six months of 2000. The gross expenses recognized primarily consisted of agent separation and reorganization costs, retention bonuses, and employee termination costs not qualifying for accrual at the time of the restructuring plan adoption.

    The non-cash retirement plans' settlement and curtailment gains, as required under financial accounting standards, were recorded in the second quarter of 2000 in connection with the reorganization of agents to a single independent contractor program, and the termination of non-agent employees. The $165 million accounting adjustment includes a settlement gain of $86 million resulting from the accelerated recognition of deferred net actuarial gains that arose due to favorable investment experience and demographic changes in the retirement plans. The $165 million accounting adjustment also includes a curtailment gain of $79 million due to the accelerated recognition of unrecognized prior service cost and the reduction in the projected benefit obligation as a result of agents separating from the Company.

    As a result of agent separations through June 30, 2000 relating to the agent reorganization plan, the pension plan is making ongoing benefit payments that will total approximately $490 million, which along with the curtailment gain and other normal pension activity, has reduced the Company's aggregate projected benefit obligation on its pension plans to approximately $2.4 billion. The Company's total aggregate prepaid pension asset, which primarily reflects the plans' funded status and unamortized net actuarial gains, on all of its pension plans as of June 30, 2000 was approximately $368 million. The increase in the prepaid pension asset from $210 million reported as of December 31, 1999 primarily reflects the SFAS No. 88 settlement and curtailment gains.

    The Company anticipates that additional pretax restructuring related charges including the impact of further potential non-cash pension curtailment gains or charges, may be realized throughout the remainder of 2000 as the reorganization of agents to one independent contractor program is finalized and other related costs are estimable. The Company does not anticipate that further restructuring related charges throughout the remainder of 2000 will be material to Allstate's results of operations. All planned restructuring actions are anticipated to be completed by the end of 2000.

9. Issuance of Debt

    In May 2000, the Company issued $900 million of 7.875% senior notes due 2005, the net proceeds of which will be used for general corporate purposes including share repurchases and possible acquisitions.

    In June 2000, Allstate filed a shelf registration statement with the Securities and Exchange Commission ("SEC") under which up to $2 billion of debt securities, preferred stock, trust preferred securities or debt warrants may be issued. No securities had been issued under this registration statement as of June 30, 2000. In addition, the Company has $350 million of capacity remaining on a shelf registration statement filed with the SEC in August 1998, under which debt securities, preferred stock, trust preferred securities or debt warrants may be issued.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of
The Allstate Corporation:

    We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Deloitte & Touche LLP

Chicago, Illinois
August 7, 2000

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

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

CONSOLIDATED REVENUES

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2000	1999	2000	1999
Property-Liability insurance premiums	$5,481	$4,903	$10,952	$9,755
Life and Savings premiums and contract charges	511	369	1,052	754
Net investment income	1,129	1,014	2,219	1,985
Realized capital gains and losses	62	306	246	905

Total revenues	$7,183	$6,592	$14,469	$13,399

    Consolidated revenues for the second quarter of 2000 increased 9.0% over the same period of 1999, and for the six months ended June 30, 2000 revenues increased 8.0% over the first six months of 1999. These increases reflect growth in both the Property-Liability and Life and Savings segments and increased investment income, partially offset by decreased realized capital gains and losses.

CONSOLIDATED NET INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions except per share data)	2000	1999	2000	1999
Net income	$459	$770	$1,020	$1,805
Net income per share (Basic)	.62	.96	1.35	2.23
Net income per share (Diluted)	.61	.95	1.34	2.22
Realized capital gains and losses, net of tax	38	184	147	565

    Net income for the second quarter of 2000 was $459 million, or $.61 per diluted share, compared with $770 million, or $.95 per diluted share, for the second quarter of 1999. Net income for the six months ended June 30, 2000 was $1.02 billion, or $1.34 per diluted share, compared to the first six months of 1999 net income of $1.81 billion, or $2.22 per diluted share. The decrease during both periods reflects growth in Property-Liability insurance premiums and Life and Savings premiums and contract charges being more than offset by higher catastrophe losses from multiple storms, increased auto loss costs and decreased realized capital gains and losses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except ratios)	2000	1999	2000	1999
Premiums written	$5,581	$5,027	$10,960	$9,866

Premiums earned	$5,481	$4,903	$10,952	$9,755
Claims and claims expense	4,198	3,531	8,336	6,852
Operating costs and expenses	1,317	1,128	2,607	2,293
Restructuring and related charges	18	—	44	—

Underwriting income (loss)	(52)	244	(35)	610
Net investment income	439	439	863	859
Realized capital gains and losses, after-tax	91	142	210	486
Loss on disposition of operations, after-tax	—	(14)	—	(14)
Income tax expense on operations	85	170	184	382

Net income	$393	$641	$854	$1,559

Catastrophe losses	$367	$276	$749	$402

Operating ratios
Claims and claims expense ("loss") ratio	76.6	72.0	76.1	70.2
Expense ratio	24.3	23.0	24.2	23.5

Combined ratio	100.9	95.0	100.3	93.7

Effect of catastrophe losses on combined ratio	6.7	5.6	6.8	4.1

Underwriting Results

    PP&C  In 1999, the Company announced a series of strategic initiatives to aggressively expand selling and service capabilities to its customers. These initiatives include the creation of a platform that provides consumers with sales and service capabilities through the Internet and direct call centers, as well as through locally established Allstate agencies. Other initiatives include the introduction of new competitive pricing and underwriting techniques, new agency and claim technology and enhanced marketing and advertising. The Company has implemented these strategies in three states; Oregon, Louisiana and Colorado. As a result, residents of these states can now use the Internet and two direct call centers to obtain an auto insurance premium quote based on new competitive pricing and underwriting techniques, to bind auto coverage and to access customer service. By year end, management expects to have initiated implementation in a total of 15 states, representing approximately 40% of the U.S. population. The remaining states will be implemented in 2001, or as the strategies receive regulatory approval in each state. The multi-access technology needed to support these initiatives will continue to be enhanced as additional states are added and as customer needs evolve in the future. The Company believes successful implementation of these initiatives will result in selling and customer service advantages in an increasingly competitive marketplace.

    Unaudited summarized financial data and key operating ratios for Allstate's PP&C segment are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except ratios)	2000	1999	2000	1999
Premiums written	$5,580	$5,027	$10,959	$9,859

Premiums earned	$5,479	$4,903	$10,949	$9,748
Claims and claims expense	4,196	3,565	8,330	6,883
Other costs and expenses	1,314	1,124	2,602	2,284
Restructuring and related charges	18	—	44	—

Underwriting income (loss)	$(49)	$214	$(27)	$581

Catastrophe losses	$367	$276	$749	$402

Operating ratios
Claims and claims expense ("loss") ratio	76.6	72.7	76.1	70.6
Expense ratio	24.3	22.9	24.1	23.4

Combined ratio	100.9	95.6	100.2	94.0

Effect of catastrophe losses on combined ratio	6.7	5.6	6.8	4.1

    PP&C sells primarily private passenger auto and homeowners insurance to individuals through the exclusive Allstate agency channel, and with the 1999 acquisition of CNA personal insurance, an expanded independent agency channel. The Company has historically separated the voluntary personal auto insurance business into two categories for underwriting purposes: the standard market and the non-standard market. Generally, standard auto customers are expected to have lower risks of loss than non-standard customers. The Company distinguishes between these risk categories using factors unique to each customer such as the driving records of the various drivers on the policy, the existence of prior insurance coverage, the type of car owned or the customer's financial stability. The Company is implementing a refined pricing program that uses its underwriting experience for these factors to price auto coverage for each customer using a unique tier-based pricing model. Tier-based pricing allows a much broader range of premiums to be offered to customers within the two existing categories of risks. As a result, management believes that tier-based pricing will allow the Company to compete more effectively and operate more profitably. The Company's ability to implement these strategies is generally subject to regulatory approval. The Company's underwriting strategy for homeowners is to target customers whose risk of loss provides the best opportunity for profitable growth. This includes managing exposure on policies in areas where the potential loss from catastrophes exceeds acceptable levels.

    The Company's marketing strategy is to provide sales and service to new and existing customers in the distribution channel of their choice. With the implementation of its strategic initiatives in each state, the Company provides products in four major channels of distribution. Customers will be able to access Allstate products through exclusive agencies, direct call centers and the Internet, which will provide consistent pricing and enhanced customer service. CNA personal insurance products will be accessible through independent agencies, as well as Allstate products which are currently available through independent agencies in certain markets. Management expects the execution of this strategy, in conjunction with the execution of new underwriting and pricing strategies, to improve the Company's opportunity for profitable growth.

    PP&C premiums written for the second quarter of 2000 and the first six months of 2000 increased 11.0% and 11.2%, respectively, compared to the same periods in 1999. Excluding the acquisition of CNA personal insurance during the fourth quarter of 1999, premium written increased 1.0% during the second quarter of 2000 and 1.7% during the first six months of 2000 over the same periods in 1999. The remaining increase was due to growth in standard auto and homeowners policies in force (unit sales).

    Standard auto premiums written increased 14.1% to $3.12 billion in the second quarter of 2000, from $2.74 billion for the same three month period in 1999. During the first six months of 2000, standard auto premiums increased 13.0% as compared to the first six months of last year. The increase in both periods was primarily due to the acquisition of CNA personal insurance during 1999 and an increase in renewal policies in force partially offset by a decrease in average premiums due to rate decreases taken in the prior year. Excluding the impact of the CNA personal insurance acquisition, standard auto premiums increased 1.8% in the second quarter and 1.3% in the first six months of 2000 compared to the same periods in 1999. Policies in force increased 2.1% at June 30, 2000 as compared to June 30, 1999 levels. Average premiums decreased 0.1% in the second quarter and 0.8% during the first six months of the year as compared to the same periods in 1999. Favorable loss trends, competitive considerations and regulatory pressures in some states have affected the Company's ability to maintain rates at historical levels. The Company has also filed rate changes in connection with the implementation of its new underwriting and pricing guidelines which are expected to adversely impact average premium growth in 2000 as compared to the prior year, while improving profitability.

    Non-standard auto premiums written decreased 8.1% to $804 million in the second quarter of 2000, from $875 million for the same period in 1999, and 3.1% during the first six months of 2000 as compared to the first six months of 1999. These decreases were driven by decreases in new policies in force and average premiums. Policies in force decreased 0.9% at June 30, 2000 as compared to June 30, 1999 levels. Average premiums decreased 3.0% in the second quarter and 2.9% during the first six months of the year as compared to the same periods in 1999, despite rate increases during the current and prior year. Decreases in the non-standard premiums were primarily due to the Company's implementation of programs during the second quarter of 2000 to address the emergence of adverse profitability trends. These programs vary by state and include underwriting changes such as additional down payment requirements, higher rate increases, and other administrative changes. These programs began to impact results during the current quarter as policies in force decreased, and average premiums decreased as a result of policyholders selecting less coverage and the mix of premiums written during the period. These programs are expected to continue to adversely impact written premium growth in the near term while improving profitability of the non-standard business in the future.

    Homeowners premiums written for the second quarter were $1.08 billion, an increase of 21.7% over the second quarter 1999 premiums of $891 million. For the first half of 2000, homeowners premiums written were $1.95 billion, an increase of 22.4% compared to the same period last year. The increase was driven by the acquisition of CNA personal insurance, an increase in renewal policies in force and an increase in average renewal premium. Excluding the impacts of the CNA personal insurance acquisition, homeowners premiums written increased 9.4% during the second quarter and 9.0% for the first six months of 2000 compared to the same periods in 1999. Policies in force increased 3.0% during the year. Average premiums increased 4.4% during the quarter, and 3.9% during the first six months of the year as compared to the same periods last year, primarily due to increases in rates taken during 1999 and the first half of 2000.

    For the second quarter of 2000, PP&C experienced an underwriting loss of $49 million versus underwriting income of $214 million for the second quarter of 1999. For the six month period ended June 30, 2000, PP&C experienced an underwriting loss of $27 million compared to underwriting income of $581 million for the first half of last year. Underwriting income decreased during both periods as earned premium growth was more than offset by higher catastrophe losses from multiple storms and by increased loss costs. Loss costs were impacted by higher auto claim frequency and increased claim severity due to inflationary pressures in medical and other repair costs. However, auto injury claim severity growth was below the growth of relevant cost indices related to medical services.

    The restructuring and related charges incurred during the second quarter and first half of 2000 were the result of actions taken to further implement the cost reduction program announced on November 10, 1999. The impact on the PP&C segment was $18 million, or $12 million after-tax during the quarter, and $44 million, or $29 million after-tax during the first half of the year. See Note 8 to the consolidated financial statements for a more detailed discussion of these charges.

    Catastrophe Losses and Catastrophe Management  Catastrophe losses for the second quarter of 2000 were $367 million compared with $276 million for the same period in 1999. For the first half of 2000, catastrophe losses were $749 million compared to $402 million for the same period last year. The level of catastrophe losses experienced in any year cannot be predicted and could be material to results of operations and financial position. While management believes the Company's catastrophe management initiatives have reduced the potential magnitude of possible future losses, the Company continues to be exposed to catastrophes that may materially impact results of operations and financial position.

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

    For Allstate, areas of potential catastrophe losses due to hurricanes include major metropolitan centers near the eastern and gulf coasts of the United States. Allstate Floridian Insurance Company ("Floridian") and Allstate Floridian Indemnity Company ("AFI") sell and service Allstate's Florida residential property policies, and have access to reimbursements and exposure to assessments from the Florida Hurricane Catastrophe Fund. In addition, Floridian and AFI are subject to assessments from the Florida Windstorm Underwriting Association and the Florida Property and Casualty Joint Underwriting Association, organizations created to provide coverage for catastrophic losses to property owners unable to obtain coverage in the private insurance market.

    Exposure to certain potential losses from earthquakes in California is limited by the Company's participation in the California Earthquake Authority ("CEA"). Other areas in the United States where Allstate faces exposure to potential earthquake losses include areas surrounding the New Madrid fault system in the Midwest and faults in and surrounding Seattle, Washington and Charleston, South

Carolina. Allstate continues to evaluate alternative business strategies to more effectively manage its exposure to catastrophe losses in these and other areas.

    The Company, in the normal course of business, may also supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims.

    Discontinued Lines and Coverages  Unaudited summarized underwriting results for the Discontinued Lines and Coverages segment are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2000	1999	2000	1999
Underwriting income (loss)	$(3)	$30	$(8)	$29

    Discontinued Lines and Coverages consists of business no longer written by Allstate, including results from environmental, asbestos and other mass tort exposures and other commercial business in run-off. This segment also included mortgage pool insurance business, which the Company exited in 1999.

Net Investment Income and Realized Capital Gains and Losses, After-tax

    Net Investment Income  Net investment income was $439 million in the second quarter of 2000, consistent with $439 million in the second quarter of last year, as increased income from funds received in connection with the CNA acquisition were offset by the impact of dividends paid to The Allstate Corporation during the preceding twelve months and decreased income from partnership interests. During the first half of 2000, net investment income increased slightly to $863 million, compared to $859 million in the same period last year, as increased income from funds received in connection with the CNA acquisition and positive cash flows were partially offset by the impact of dividends paid to The Allstate Corporation during the preceding twelve months.

    Realized Capital Gains and Losses, After-tax  Realized capital gains, after-tax for the second quarter of 2000 were $91 million versus $142 million for the same period in 1999. During the first half of 2000, realized capital gains, after-tax were $210 million compared to $486 million in the first six months of last year. Period to period fluctuations in realized capital gains are largely the result of timing of sales decisions reflecting management's decision on positioning the investment portfolio, as well as assessments of individual securities and overall market conditions.

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

    Unaudited summarized financial data for Allstate's Life and Savings segment are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30
($ in millions)	2000	1999	2000	1999
Statutory premiums and deposits	$3,233	$2,035	$6,242	$3,546

Investments	$37,585	$32,039	$37,585	$32,039
Separate Accounts assets	14,894	11,248	14,894	11,248

Investments, including Separate Accounts assets	$52,479	$43,287	$52,479	$43,287

GAAP Premiums	$294	$186	$628	$400
Contract charges	217	183	424	354
Net investment income	665	552	1,302	1,088
Contract benefits	372	266	765	561
Credited interest	370	332	722	643
Operating costs and expenses	223	175	458	338
Restructuring and related charges	(13)	—	(11)	—

Operating income before tax	224	148	420	300
Income tax expense	79	49	148	102

Operating income(1)	145	99	272	198
Realized capital gains and losses, after-tax(2)	(44)	43	(40)	80

Net income	$101	$142	$232	$278

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2000	1999	2000	1999
Life products
Interest-sensitive	$260	$289	$496	$566
Traditional	106	85	201	159
Other	143	60	276	120

Total life products	509	434	973	845
Annuity products
Fixed	996	585	2,049	1,061
Variable	1,115	588	2,098	970
Group pension products	613	428	1,122	670

Total	$3,233	$2,035	$6,242	$3,546

    Total statutory premiums and deposits increased to $3.23 billion in the second quarter of 2000, an increase of 58.9% compared with the same period last year. During the first six months of the year statutory premiums and deposits increased 76.0% to $6.24 billion over the same period of 1999. These increases were due to the acquisition of AHL during 1999, and higher sales of variable and fixed annuities. Excluding the acquisition of AHL, statutory premiums increased 48.8% during the second quarter and 65.6% during the first six months of 2000, compared to the same periods in 1999. Variable annuity sales in the second quarter of 2000 increased 89.6% over the second quarter of 1999, and sales in the first six months of 2000 increased 116.3% over the first six months of 1999. Variable annuity sales in both periods were primarily driven by $1.00 billion of sales during the first six months of 2000 from the joint venture with Putnam Investments which began in May of 1999. Fixed annuity sales in the second quarter of 2000 increased 70.3% over the prior year second quarter, and sales in the first six months of 2000 increased 93.1% over the first six months of 1999. Fixed annuity sales in both periods increased due to growth in sales in the independent agent and banking distribution channels. Period to period fluctuations in sales of group pension products, including funding agreements, are largely due to management's actions based on the assessment of market opportunities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2000	1999	2000	1999
Premiums
Traditional life	$99	$80	$191	$157
Immediate annuities with life contingencies	60	42	167	111
Other	135	64	270	132

Total premiums	294	186	628	400
Contract Charges
Interest-sensitive life	145	121	284	245
Variable annuities	55	49	110	84
Other	17	13	30	25

Total contract charges	217	183	424	354

Total Premiums and Contract Charges	$511	$369	$1,052	$754

    For the second quarter of 2000, total premiums increased 58.1% to $294 million, and 57.0% to $628 million for the first six months of 2000, compared to the same periods last year. Excluding the acquisition of AHL, total premiums increased 18.8% during the quarter and 21.5% during the first six months of 2000 compared to the same periods in 1999.

    Total contract charges increased 18.6% during the second quarter of 2000, and 19.8% during the first six months of the year, as compared to the same periods of 1999, due to increases in variable annuity deposits, appreciation of account balances and the acquisition of AHL. Excluding the acquisition of AHL, total contract charges increased 9.3% during the second quarter and 11.0% during the first six months of 2000 compared to the same periods in 1999.

    Operating Income  Operating income increased 46.5% to $145 million in the second quarter of 2000 as compared to the second quarter of 1999, and 37.4% to $272 million during the first six months of 2000 as compared to the first half of 1999. These increases were due to increased investment and mortality margins and increased contract charges.

    Investment margin, which represents the excess of investment income earned over interest credited to policyholders and contractholders, increased 21.6% during the current year second quarter as compared to the prior year second quarter, and 19.1% in the first six months of 2000 compared to the first six months of 1999. These increases were due primarily to increases in asset balances from new sales. The difference between average investment yields and interest credited during the quarter was comparable to the same period in 1999.

    Mortality margin, which represents premiums and cost of insurance charges in excess of related policy benefits, increased 7.8% during the second quarter of 2000 as compared to the second quarter of 1999. During the first six months of 2000, the mortality margin improved 13.0% as compared to the first half of 1999. The increases, which positively impact operating income, were the result of increased premiums and cost of insurance charges (as noted above) and favorable mortality loss trends.

    The restructuring and related charges incurred during the second quarter and first half of 2000 were the result of actions taken to further implement the cost reduction program announced on November 10, 1999. The impact on the Life and Savings segment was a credit of $13 million, or $9 million after-tax during the quarter, and a credit of $11 million, or $8 million after-tax during the first half of the year. See Note 8 to the consolidated financial statements for a more detailed discussion of these charges.

Net Investment Income and Realized Capital Gains and Losses, After-tax

    Net Investment Income  Net investment income increased 20.5% in the second quarter of 2000 and 19.7% in the first half of 2000 as compared with the same periods last year, due to higher investment balances from increased cash flows from operations and the acquisition of AHL. Investment balances at June 30, 2000, excluding Separate Accounts and unrealized gains on fixed income securities, grew 20.4% from the same time last year.

    Realized Capital Gains and Losses, After-tax  For the three month period ended June 30, 2000, realized capital losses, after-tax were $44 million compared to realized capital gains of $43 million for second quarter of 1999. For the six months ended June 30, 2000, realized capital losses, after-tax were $40 million, compared to realized capital gains of $80 million for the first half of 1999. Period to period fluctuations in realized capital gains are largely the result of timing of sales decisions reflecting management's decision on positioning the investment portfolio, as well as assessments of individual securities and overall market conditions.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

    Allstate's capital resources consist of shareholders' equity, mandatorily redeemable preferred securities and debt, representing funds deployed or available to be deployed to support business operations. These resources are summarized in the following table.

($ in millions)	June 30, 2000	December 31, 1999
Common stock and retained earnings	$14,878	$15,256
Accumulated other comprehensive income	1,247	1,345

Total shareholders' equity	16,125	16,601
Mandatorily redeemable preferred securities	964	964
Debt	3,311	2,851

Total capital resources	$20,400	$20,416

Ratio of debt to total capital resources(1)	18.6%	16.3%

(1)
When analyzing the Company's ratio of debt to total capital resources, various formulas are used. In this presentation, debt includes 50% of the mandatorily redeemable preferred securities.

    Shareholders' Equity  Shareholders' equity decreased in the second quarter of 2000 when compared to year-end 1999, as net income was more than offset by the impacts of share repurchases. During the second quarter of 2000, the Company repurchased 18 million shares of its common stock at a cost of $439 million as part of its current $2 billion stock repurchase program. This program is 39.4% complete at June 30, 2000. For the first six months of 2000, the Company purchased a total of 55 million shares at a cost of $1.23 billion as part of the current repurchase program, which commenced in February 2000, and to complete the preceding $2 billion program.

    Debt  Debt increased in the second quarter of 2000 when compared to year-end 1999, due primarily to the issuance of $900 million of 7.875% Senior Notes due in 2005 during May 2000, partially offset by decreased short-term debt. The debt issued in April utilized the existing shelf registration filed with the Securities and Exchange Commission ("SEC") in August 1998. The proceeds of this issuance were used for general corporate purposes, including stock repurchases.

    At July 31, 2000, the Company may issue up to an additional $350 million of debt securities, preferred stock, trust preferred securities or debt warrants utilizing the shelf registration statement filed with the SEC in August 1998. In addition, the Company filed a new shelf registration statement with the SEC in June 2000, under which up to $2 billion of debt securities, preferred stock, trust preferred securities or debt warrants may be issued. No securities have been issued under this registration statement.

    The Company has access to additional borrowing as follows:

  •
  Allstate has a commercial paper program with an authorized borrowing limit of up to $1.00 billion to cover its short-term cash needs. At June 30, 2000 the Company had outstanding commercial paper borrowings of $213 million.

  •
  Allstate maintains two credit facilities totaling $1.55 billion as a potential source of funds to meet short-term liquidity requirements, including a $1.50 billion, five-year revolving line of credit expiring in 2001 and a $50 million, one-year revolving line of credit expiring in 2001. In order to borrow on the five-year line of credit, Allstate Insurance Company ("AIC"), a wholly owned subsidiary of the Company, is required to maintain a specified statutory surplus level, and the Company's debt to equity ratio (as defined in the agreement) must not exceed a designated level. These requirements are currently being met and management expects to continue to meet them in the future. There were no borrowings under these lines of credit during the first half of 2000. Total borrowings under the combined commercial paper program and the Allstate lines of credit are limited to $1.55 billion.

Financial Ratings and Strength

    The Company's and its major subsidiaries' debt, commercial paper and claims-paying ability ratings from Moody's, Standard & Poor's and A.M. Best rating agencies were unchanged during the second quarter of 2000 as compared to the preceding quarter. These ratings are influenced by many factors including the amount of financial leverage (i.e., debt), exposure to risks such as catastrophes, as well as the current level of operating leverage.

Liquidity

    Allstate is a holding company whose principal operating subsidiaries include AIC and AHL. The Company's principal sources of funds are dividend payments from AIC, intercompany borrowings, funds from the settlement of Company benefit plans and funds that may be raised periodically from the issuance of additional debt, including commercial paper, or stock. The payment of dividends by AIC is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. Based on 1999 statutory net income, the maximum amount of dividends AIC can pay at any point in time during 2000 without prior Illinois Department of Insurance approval is $1.96 billion, less dividends paid during the preceding twelve months measured at that point in time. Based on the dividends paid during the preceding twelve months, AIC will have the capacity to pay up to $499 million in dividends during the third quarter of 2000, of which $276 million was paid during July, and an additional $1.46 billion during the fourth quarter of 2000. Allstate's principal uses of funds are the payment of dividends to shareholders, share repurchases, intercompany lending to its insurance affiliates, debt service, additional investments in its subsidiaries and acquisitions.

    Surrenders and withdrawals for Life and Savings during the quarter and six month periods ended June 30, 2000, were $1.07 billion and $1.97 billion respectively, compared to $619 million and $1.29 billion respectively for the same periods in 1999. As the Company's interest-sensitive life policies and annuity contracts in-force grow and age, the dollar amount of surrenders and withdrawals will likely increase. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated.

INVESTMENTS

    The composition of the investment portfolio at June 30, 2000, is presented in the table below.

	Property-Liability		Life and Savings		Corporate and Other		Total
($ in millions)		Percent to Total		Percent to Total		Percent to Total		Percent to Total
Fixed income securities(1)	$26,059	77.2%	$30,846	82.1%	$1,080	84.0%	$57,985	79.8%
Equity securities	5,794	17.1	627	1.7	15	1.2	6,436	8.9
Mortgage loans	167	0.5	4,192	11.1	—	—	4,359	6.0
Short-term	1,755	5.2	764	2.0	190	14.8	2,709	3.7
Other	10	—	1,156	3.1	—	—	1,166	1.6

Total	$33,785	100.0%	$37,585	100.0%	$1,285	100.0%	$72,655	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost for these securities was $25.91 billion, $30.59 billion and $1.11 billion for Property-Liability, Life and Savings, and Corporate and Other, respectively.

    Total investments increased to $72.66 billion at June 30, 2000 from $69.65 billion at December 31, 1999. Property-Liability investments were $33.78 billion at June 30, 2000 as compared to $32.94 billion at December 31, 1999. Life and Savings investments at June 30, 2000, increased $3.15 billion to $37.59 billion from $34.44 billion at December 31, 1999. The increase in investments was primarily attributable to amounts invested from positive cash flows generated from the Life and Savings operations and higher unrealized capital gains on fixed income securities, partially offset by a $1 billion reduction in the Corporate and Other segment during the first six months of 2000 to fund the stock repurchase program.

    Approximately 94.3% of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having an NAIC rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

PENDING ACCOUNTING STANDARDS

    In June 1999, the Financial Accounting Standards Board ("FASB") delayed the effective date of Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. This statement requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Additionally, the change in fair value of a derivative which is not effective as a hedge will be immediately recognized in earnings. The delay was effected through the issuance of SFAS No. 137, which extends the effective date of SFAS No. 133 requirements to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. As such, the Company expects to adopt the provisions of SFAS No. 133 and SFAS No. 138 as of January 1, 2001. The impact of these statements is dependent upon the Company's derivative positions and market conditions existing at the date of adoption. Based on existing interpretations of the requirements of SFAS No. 133, as amended, the impact at adoption is not expected to be material to the results of operations or financial position of the Company.

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

  -
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

  -
  Allstate's reorganization of its multiple employee agency programs into a single exclusive agency independent contractor program may have a temporary negative impact on written premium. In addition, possible litigation regarding the reorganization could diminish the gains in efficiency and cost-effectiveness that Allstate expects to realize from the transition to one program.

  -
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

  •
  Allstate has experienced, and expects to continue to experience, catastrophe losses. While we believe that our catastrophe management initiatives have reduced the potential magnitude of possible future losses, Allstate continues to be exposed to catastrophes that could have a material adverse impact on results of operations, liquidity or financial position. Catastrophic events in the future may indicate that the techniques and data that are used to predict the probability of catastrophes and the extent of the resulting losses are inaccurate.

  •
  Changes in market interest rates can have adverse effects on Allstate's investment portfolio, investment income and product sales. Increases in market interest rates have an adverse impact on the value of the investment portfolio by decreasing unrealized capital gains on fixed income securities. In addition, increases in market interest rates as compared to rates offered on some of the Life and Savings segment's products could make those products less attractive and therefore decrease sales. Declining market interest rates could have an adverse impact on Allstate's investment income as Allstate reinvests proceeds from positive cash flows from operations and maturing and called investments in new investments that could be yielding less than the portfolio's average rate.

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

  •
  Recently, the competitive pricing environment for private passenger auto insurance has put pressure on the PP&C segment's premium growth and profit margins. However, because industry participants have begun to raise auto insurance rates, generally, Allstate's management believes that this pressure is abating. Nevertheless, because Allstate's PP&C segment's loss ratio compares favorably to the industry, state regulatory authorities may resist our efforts to raise rates or to maintain them at current levels.

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

  •
  Changes in the severity of claims have an impact on the profitability of Allstate's business. Changes in injury claim severity are driven primarily by inflation in the medical sector of the economy. Changes in auto physical damage claim severity are driven primarily by inflation in auto repair costs, auto parts prices and used car prices. Changes in loss costs for homeowners policies are driven by inflationary pressures in the construction industry, in the cost of building materials and in home furnishings.

  •
  For its non-standard auto insurance business, Allstate is implementing programs to address the emergence of adverse profitability trends. These programs include additional down-payment requirements, new underwriting guidelines and new rating plans. Allstate expects these programs to have a temporary adverse impact on written premium growth. Consequently, they may impede efforts to recruit new agents. However, they should improve profitability over time.

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

  •
  The adoptions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is not expected to be material to the results of operations of the Company. However, the impact is dependent upon market conditions and our holdings existing at the date of adoption, which for Allstate will be January 1, 2001.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On May 18, 2000, Allstate held its annual meeting of stockholders. Thirteen directors were elected for terms expiring at the 2001 annual meeting of stockholders. In addition, the stockholders ratified the appointment of Deloitte & Touche LLP as independent auditors for 2000. The stockholders did not approve stockholder proposals regarding cumulative voting in the election of directors and endorsement of the CERES principles.

    Election of Directors.

Nominee	Votes for	Votes Withheld
F. Duane Ackerman	604,470,325	13,370,730
James G. Andress	604,143,447	13,697,608
Warren L. Batts	603,379,606	14,461,449
Edward A. Brennan	600,295,342	17,545,713
James M. Denny	603,213,369	14,627,686
W. James Farrell	604,023,754	13,817,301
Ronald T. LeMay	604,120,812	13,720,243
Edward M. Liddy	601,982,624	15,858,431
Michael A. Miles	603,893,482	13,947,573
H. John Riley, Jr.	604,702,463	13,138,592
Joshua I. Smith	603,842,267	13,998,788
Judith A. Sprieser	604,347,405	13,493,650
Mary Alice Taylor	604,440,768	13,400,287

    Ratify appointment of Deloitte & Touche as the Company's auditors for 2000.

Votes For	Votes Against	Votes Abstained
609,379,919	4,713,041	3,760,095

    Stockholder proposal for cumulative voting in the election of directors.

Votes For	Votes Against	Votes Abstained	Broker Non-votes
182,391,562	325,256,800	10,646,678	99,558,015

    Stockholder proposal for endorsement of CERES principles.

Votes For	Votes Against	Votes Abstained	Broker Non-votes
48,910,096	432,007,325	37,377,619	99,558,015

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits

      An Exhibit Index has been filed as part of this report on Page E-1.

  (b)
  Reports on Form 8-K.

      Registrant filed a Current Report on Form 8-K on April 27, 2000 (Items 5 and 7)

      Registrant filed a Current Report on Form 8-K on May 4, 2000 (Items 5 and 7)

      Registrant filed a Current Report on Form 8-K on June 14, 2000 (Items 5 and 7)

      Registrant filed a Current Report on Form 8-K on June 16, 2000 (Items 5 and 7)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLSTATE CORPORATION (Registrant)
August 7, 2000
By:	/s/ SAMUEL H. PILCH Samuel H. Pilch, Controller (Principal Accounting Officer and duly authorized Officer of Registrant)

Exhibit No.		Description	Sequentially Numbered Page
3(ii	)	By-Laws as amended effective May 18, 2000.	E-2
4		Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.	—
15		Acknowledgment of awareness from Deloitte & Touche LLP dated August 7, 2000, concerning unaudited interim financial information.	E-25
27		Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.	E-26

E-1