Form 10-Q
period 2000-09-30
ALLSTATE CORP
filed 2000-11-13
CIK 899051

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11840

THE ALLSTATE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	36-3871531 (I.R.S. Employer Identification No.)
2775 Sanders Road Northbrook, Illinois (Address of principal executive offices)	60062 (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 847/402-5000

REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES /x/  NO / /

AS OF OCTOBER 31, 2000, THE REGISTRANT HAD 731,303,033 COMMON SHARES, $.01 PAR VALUE, OUTSTANDING.

THE ALLSTATE CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2000

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions except per share data)	2000	1999	2000	1999
	(Unaudited)		(Unaudited)
Revenues
Property-liability insurance premiums earned	$5,467	$4,938	$16,419	$14,693
Life and annuity premiums and contract charges	571	393	1,623	1,147
Net investment income	1,183	1,058	3,402	3,043
Realized capital gains and losses	224	162	470	1,067

	7,445	6,551	21,914	19,950

Costs and expenses
Property-liability insurance claims and claims expense	4,076	3,817	12,412	10,669
Life and annuity contract benefits	825	635	2,312	1,839
Amortization of deferred policy acquisition costs	892	808	2,642	2,398
Operating costs and expenses	664	564	1,996	1,641
Restructuring and related charges	18	—	51	—
Interest expense	61	28	166	86

	6,536	5,852	19,579	16,633

Gain on disposition of operations	—	—	—	10
Income from operations before income tax expense and dividends on preferred securities	909	699	2,335	3,327
Income tax expense	255	199	639	1,003

Income before dividends on preferred securities	654	500	1,696	2,324
Dividends on preferred securities of subsidiary trusts	(10)	(10)	(32)	(29)

Net income	$644	$490	$1,664	$2,295

Earnings per share:
Net income per share—basic	$0.87	$0.63	$2.22	$2.86

Weighted average shares—basic	735.8	790.9	748.6	803.8

Net income per share—diluted	$0.87	$0.62	$2.21	$2.84

Weighted average shares—diluted	740.6	793.9	753.4	807.0

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In millions except par value data)	September 30, 2000	December 31, 1999
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $58,393 and $55,293)	$59,337	$55,286
Equity securities, at fair value (cost $4,697 and $4,565)	6,273	6,738
Mortgage loans	4,474	4,068
Short-term	3,283	2,422
Other	1,176	1,131

Total investments	74,543	69,645
Cash	231	254
Premium installment receivables, net	3,942	3,927
Deferred policy acquisition costs	4,365	4,119
Reinsurance recoverables, net	2,288	2,209
Accrued investment income	1,117	812
Deferred income taxes	3	211
Property and equipment, net	989	916
Other assets	2,344	2,169
Separate Accounts	15,880	13,857

Total assets	$105,702	$98,119

Liabilities
Reserve for property-liability insurance claims and claims expense	$17,104	$17,814
Reserve for life-contingent contract benefits	8,255	7,597
Contractholder funds	28,388	25,199
Unearned premiums	7,809	7,671
Claim payments outstanding	822	860
Other liabilities and accrued expenses	6,585	4,705
Short-term debt	216	665
Long-term debt	3,099	2,186
Separate Accounts	15,880	13,857

Total liabilities	88,158	80,554

Commitments and Contingent Liabilities (Notes 3 and 5)
Mandatorily Redeemable Preferred Securities of Subsidiary Trusts	750	964
Shareholders' equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2 billion shares authorized and 900 million issued, 735 million and 787 million shares outstanding	9	9
Additional capital paid-in	2,624	2,664
Retained income	18,010	16,728
Deferred ESOP expense	(186)	(216)
Treasury stock, at cost (165 million and 113 million shares)	(5,066)	(3,929)
Accumulated other comprehensive income:
Unrealized net capital gains	1,445	1,369
Unrealized foreign currency translation adjustments	(42)	(24)

Total accumulated other comprehensive income	1,403	1,345

Total shareholders' equity	16,794	16,601

Total liabilities and shareholders' equity	$105,702	$98,119

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(In millions)	2000	1999
	(Unaudited)
Cash flows from operating activities
Net income	$1,664	$2,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(21)	(29)
Realized capital gains and losses	(470)	(1,067)
Gain on disposition of operations	—	(10)
Interest credited to contractholder funds	1,095	961
Changes in:
Policy benefit and other insurance reserves	(839)	(376)
Unearned premiums	138	312
Deferred policy acquisition costs	(260)	(188)
Premium installment receivables, net	(16)	(232)
Reinsurance recoverables, net	12	(107)
Income taxes payable	559	83
Other operating assets and liabilities	(225)	(67)

Net cash provided by operating activities	1,637	1,575

Cash flows from investing activities
Proceeds from sales
Fixed income securities	20,835	15,432
Equity securities	7,216	7,126
Investment collections
Fixed income securities	2,299	4,293
Mortgage loans	299	315
Investment purchases
Fixed income securities	(26,222)	(21,614)
Equity securities	(6,716)	(6,285)
Mortgage loans	(707)	(693)
Change in short-term investments, net	412	431
Change in other investments, net	(71)	(23)
Acquisitions, net of cash received	—	(39)
Purchases of property and equipment, net	(229)	(134)

Net cash used in investing activities	(2,884)	(1,191)

Cash flows from financing activities
Change in short-term debt, net	(449)	207
Proceeds from issuance of long-term debt	912	3
Contractholder fund deposits	6,693	3,931
Contractholder fund withdrawals	(4,158)	(2,585)
Dividends paid	(376)	(354)
Treasury stock purchases	(1,469)	(1,662)
Other	71	48

Net cash provided by (used in) financing activities	1,224	(412)

Net decrease in cash	(23)	(28)
Cash at beginning of period	254	258

Cash at end of period	$231	$230

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

    The accompanying condensed consolidated financial statements include the accounts of The Allstate Corporation and its wholly owned subsidiaries, primarily Allstate Insurance Company ("AIC"), a property-liability insurance company with various property-liability and life and savings subsidiaries, including Allstate Life Insurance Company (collectively referred to as the "Company" or "Allstate"). On November 2, 2000, the Company announced that it was changing the name of its Life and Savings segment to Allstate Financial.

    The condensed consolidated financial statements and notes as of September 30, 2000, and for the three month and nine month periods ended September 30, 2000 and 1999 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Appendix A of the 2000 Notice of Annual Meeting and Proxy Statement and the Annual Report on Form 10-K for 1999. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

    The delay in implementation was effected through the issuance of SFAS No. 137, which extends the SFAS No. 133 requirements to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. As such, the Company will adopt the provisions of SFAS No. 133 and SFAS No. 138 ("statements") as of January 1, 2001. The impact of these statements is dependent upon the Company's derivative positions and market conditions existing at the date of adoption. Based on existing interpretations of the requirements of SFAS No. 133, as amended, the impact of adoption is not expected to be material to the results of operations or financial position of the Company.

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supercedes SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 changes the circumstances under which a secured party must recognize certain financial assets in which it has security interest. As a result, when Allstate adopts the provisions of SFAS No. 140, it will cease recognizing collateral previously recognized under the guidance of SFAS No. 125. The provisions of SFAS No. 140 will be adopted effective January 1, 2001, and are not expected to have a material impact on the financial position of the Company. Financial statements for previous periods presented for comparative purposes will be restated accordingly.

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

    The computations of basic and diluted earnings per share are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2000	1999	2000	1999
Numerator:
Net income applicable to common shareholders	$644	$490	$1,664	$2,295

Denominator:
Weighted average common shares outstanding	735.8	790.9	748.6	803.8
Effect of potential dilutive securities:
Stock options	2.9	3.0	2.3	3.2
Shares issuable under FELINE PRIDES contract	1.9	—	2.5	—

	4.8	3.0	4.8	3.2

Weighted average common and dilutive potential common shares outstanding	740.6	793.9	753.4	807.0

Earnings per share:
Basic	$.87	$.63	$2.22	$2.86
Diluted	.87	.62	2.21	2.84

    Options to purchase 10.6 million Allstate common shares, with exercise prices ranging from $28.69 to $50.72, were outstanding at September 30, 2000 but were not included in the computation of diluted earnings per share for the three month period ended September 30, 2000 since inclusion of these options would have an anti-dilutive effect as the options' exercise prices exceeded the average market price of Allstate common shares in the three month period ended September 30, 2000. For the nine month period ended September 30, 2000, options to purchase 15.8 million Allstate common shares, with exercise prices ranging from $25.88 to $50.72, were not included in the computation of diluted earnings per share due to anti-dilutive effects. At September 30, 1999, 11.2 million outstanding stock options were excluded from the three month, and 5.6 million outstanding stock options were excluded from the nine month period ended September 30, 1999 diluted earnings per share computations due to anti-dilutive effects. See Note 9 for a more detailed description of the expiration of the stock purchase contract component of the FELINE PRIDES.

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

    In 1986, the general liability policy form used by Allstate and others in the property-liability industry was amended to introduce an "absolute pollution exclusion," which excluded coverage for environmental damage claims and added an asbestos exclusion. Most general liability policies issued prior to 1987 contain annual aggregate limits for product liability coverage, and policies issued after 1986 also have an annual aggregate limit on all coverages. Allstate's experience to date is that these policy form changes have effectively limited its exposure to environmental and asbestos claim risks. Allstate's reserves for environmental and asbestos claims were $1.13 billion and $1.26 billion at September 30, 2000 and December 31, 1999, net of reinsurance recoverables of $390 million and $448 million, respectively.

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

4.  Reinsurance

    Property-liability insurance premiums earned and life and annuity premiums and contract charges are net of the following reinsurance ceded:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2000	1999	2000	1999
Property-liability premiums earned	$68	$89	$203	$291
Life and annuity premiums and contract charges	98	76	272	171

    Property-liability insurance claims and claims expense and life and annuity contract benefits are net of the following reinsurance recoveries:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2000	1999	2000	1999
Property-liability insurance claims and claims expense	$66	$185	$207	$356
Life and annuity contract benefits	71	50	185	116

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

    Five class actions and one Racketeer Influenced and Corrupt Organizations Act ("RICO") action are pending against Allstate which challenge Allstate's use of certain automated database vendors in valuing total loss automobiles. Plaintiffs allege that flaws in these databases result in valuations to the detriment of insureds. The plaintiffs are seeking actual and punitive damages. Only one of these actions (in Alabama federal court) has been certified, and that covers only a class of Alabama policyholders. The lawsuits are in various stages of development and Allstate is vigorously defending them, but the outcome of these disputes is currently uncertain. Similar suits have been filed throughout the United States against numerous other insurers.

    Allstate is defending lawsuits, including three class actions, regarding worker classification. Two of these suits, involving certified classes of California agents, relate to the classification of California exclusive agents as independent contractors. These suits were filed after Allstate's reorganization of its California agency programs in 1996. The plaintiffs, among other things, seek a determination that they have been treated as employees notwithstanding agent contracts that specify that they are independent contractors for all purposes. Another suit relates to the classification of staff working in agency offices. In this putative class action, plaintiffs seek damages under the Employee Retirement Income Security Act and RICO alleging that 10,000 agency secretaries were terminated as employees by Allstate and rehired by agencies through outside staffing vendors for the purpose of avoiding the payment of employee benefits. Allstate is vigorously defending these lawsuits. The outcome of these disputes is currently uncertain.

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

6.  Business Segments

    Summarized financial performance data for each of the Company's reportable segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2000	1999	2000	1999
Income from operations before income taxes and other items
Property-Liability
Underwriting income (loss)
PP&C	$83	$(4)	$56	$577
Discontinued Lines and Coverages	(9)	(74)	(17)	(45)

Total underwriting income (loss)	74	(78)	39	532
Net investment income	463	474	1,326	1,333
Realized capital gains and losses	186	149	512	903
Gain on disposition of operations	—	—	—	10

Property-Liability income from operations before income taxes	723	545	1,877	2,778
Allstate Financial
Premiums and contract charges	571	393	1,623	1,147
Net investment income	694	565	1,996	1,653
Realized capital gains and losses	39	21	(5)	173
Contract benefits	825	635	2,312	1,839
Operating costs and expenses	259	169	734	535
Restructuring and related charges	(2)	—	(13)	—

Allstate Financial income from operations before income taxes	222	175	581	599
Corporate and Other
Net investment income	26	19	80	57
Realized capital gains and losses	(1)	(8)	(37)	(9)
Operating costs and expenses	61	32	166	98

Corporate and Other loss from operations before income taxes and dividends on preferred securities	(36)	(21)	(123)	(50)

Consolidated income from operations before income taxes and other items	$909	$699	$2,335	$3,327

    Summarized revenues for each of the Company's business segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2000	1999	2000	1999

Revenues
Property-Liability
Premiums earned
PP&C	$5,467	$4,939	$16,416	$14,687
Discontinued Lines and Coverages	—	(1)	3	6

Total premiums earned	5,467	4,938	16,419	14,693
Net investment income	463	474	1,326	1,333
Realized capital gains and losses	186	149	512	903

Total Property-Liability	6,116	5,561	18,257	16,929
Allstate Financial
Premiums and contract charges	571	393	1,623	1,147
Net investment income	694	565	1,996	1,653
Realized capital gains and losses	39	21	(5)	173

Total Allstate Financial	1,304	979	3,614	2,973
Corporate and Other
Net investment income	26	19	80	57
Realized capital gains and losses	(1)	(8)	(37)	(9)

Total Corporate and Other	25	11	43	48

Consolidated Revenues	$7,445	$6,551	$21,914	$19,950

7.  Comprehensive Income

    The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three Months Ended September 30,
	2000			1999
(In millions)	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized capital gains and losses:
Unrealized holding gains (losses) arising during the period	$472	$(165)	$307	$(849)	$298	$(551)
Less: reclassification adjustments	220	(77)	143	127	(44)	83

Unrealized net capital gains (losses)	252	(88)	164	(976)	342	(634)
Unrealized foreign currency translation adjustments	(13)	5	(8)	24	(8)	16

Other comprehensive income (loss)	$239	$(83)	156	$(952)	$334	(618)

Net income			644			490

Comprehensive income(loss)			$800			$(128)

	Nine Months Ended September 30,
	2000			1999
(In millions)	Pretax	Tax	After-tax	Pretax	Tax	After-tax

Unrealized capital gains and losses:
Unrealized holding gains (losses) arising during the period	$558	$(195)	$363	$(1,650)	$578	$(1,072)
Less: reclassification adjustments	441	(154)	287	1,035	(362)	673

Unrealized net capital gains (losses)	117	(41)	76	(2,685)	940	(1,745)
Unrealized foreign currency translation adjustments	(28)	10	(18)	26	(9)	17

Other comprehensive income (loss)	$89	$(31)	58	$(2,659)	$931	(1,728)

Net income			1,664			2,295

Comprehensive income			$1,722			$567

8.  Company Restructuring

    On November 10, 1999, the Company announced a series of strategic initiatives to aggressively expand its selling and service capabilities. The Company also announced that it is implementing a program to reduce current annual expenses by approximately $600 million. The reduction in expenses will come from field realignment, the reorganization of employee agents to a single exclusive agency independent contractor program, the closing of certain facilities, and from reduced employee related expenses and professional services as a result of reductions in force, attrition and consolidations. The reduction will result in the elimination of approximately 4,000 non-agent positions, exclusive of selected hires to staff new initiatives, across all employment grades and categories by the end of 2000, or approximately 10% of the Company's non-agent work force.

    As the result of the cost reduction program, Allstate established a $69 million restructuring liability during the fourth quarter of 1999 for certain employee termination costs and qualified exit costs. The employee termination costs accrued as part of the restructuring reserve primarily reflected severance and the incremental cost of enhanced post-retirement benefits. The exit costs accrued primarily related to lease termination costs and post-exit rent expenses.

    The following table illustrates the inception to date change in the restructuring liability at September 30, 2000:

(In millions)	Employee Costs	Exit Costs	Total
Balance at December 31, 1999	$59	$10	$69
Net adjustments to the liability	2	9	11
Payments applied against the liability	(32)	(4)	(36)
Incremental post-retirement benefits classified with OPEB liability	(5)	—	(5)

Balance at September 30, 2000	$24	$15	$39

    The payments applied against the restructuring liability for employee costs primarily reflect severance. Payments applied for exit costs generally have consisted of post-exit rent expenses and contract termination penalties. Increases in the liability incurred during the third quarter are due to estimates of additional severance and other exit costs.

    As of September 30, 2000, 1,900 non-agent employees have been involuntarily terminated and approximately 1,500 non-agent positions have been eliminated through net attrition pursuant to the restructuring plan. As of September 30, 2000, 2,400 exclusive agent employees have severed their employment with the Company at their election pursuant to the plan to reorganize exclusive agents to a single independent contractor program.

    An additional $51 million of pretax restructuring related costs ($33 million after-tax), net of related non-cash settlement and curtailment accounting gains as required under SFAS No. 88 and SFAS No. 106 on Allstate's retirement plans in the amount of $168 million, were expensed as incurred during the first nine months of 2000. The gross expenses recognized primarily consisted of agent separation and reorganization costs, retention bonuses, and employee termination costs not qualifying for accrual at the time of the restructuring plan adoption.

    The non-cash retirement plans' settlement and curtailment gains, as required under generally accepted accounting principles, were recorded in the second and third quarters of 2000 in connection with the reorganization of agents to a single independent contractor program, and the termination of non-agent employees. The $168 million accounting adjustment includes a settlement gain of $96 million resulting from the accelerated recognition of deferred net actuarial gains that arose due to favorable investment experience and demographic changes in the retirement plans. The $168 million accounting adjustment also includes a curtailment gain of $72 million due to the accelerated recognition of unrecognized prior service cost and the reduction in the projected benefit obligation as a result of agents separating from the Company.

    As a result of agent separations through September 30, 2000 relating to the agent reorganization plan, the pension plan is making ongoing benefit payments that will total approximately $490 million, which along with the curtailment gain and other normal pension activity, has reduced the Company's aggregate projected benefit obligation on its pension plans to approximately $2.4 billion. The Company's total aggregate prepaid pension asset, which primarily reflects the plans' funded status and unamortized net actuarial gains, on all of its pension plans as of September 30, 2000 was approximately $372 million. The increase in the prepaid pension asset from $210 million reported as of December 31, 1999 primarily reflects the SFAS No. 88 settlement and curtailment gains.

    The Company does not anticipate that further restructuring related charges throughout the remainder of 2000 will be material to Allstate's results of operations. All planned restructuring actions are anticipated to be completed by the end of 2000.

9.  Long-Term Debt

    In May 2000, the Company issued $900 million of 7.875% senior notes due 2005, the net proceeds of which will be used for general corporate purposes including share repurchases and possible acquisitions.

    In June 2000, Allstate filed a shelf registration statement with the Securities and Exchange Commission ("SEC") under which up to $2 billion of debt securities, preferred stock, trust preferred securities or debt warrants may be issued. No securities had been issued under this registration statement as of September 30, 2000. In addition, as of September 30, 2000, the Company has $350 million of capacity remaining on a shelf registration statement filed with the SEC in August 1998, under which debt securities, preferred stock, trust preferred securities or debt warrants may be issued.

    In August 2000, the stock purchase contract component of the FELINE PRIDES assumed by the Company with the acquisition of American Heritage Life in 1999, expired. In connection with the expiration of this component, the Company issued 7 million shares of its common stock in exchange for the settlement of its obligation of $214 million of outstanding mandatorily redeemable preferred securities.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of
The Allstate Corporation:

    We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Deloitte & Touche LLP

Chicago, Illinois
November 10, 2000

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

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

CONSOLIDATED REVENUES

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2000	1999	2000	1999
Property-Liability insurance premiums earned	$5,467	$4,938	$16,419	$14,693
Life and annuity premiums and contract charges	571	393	1,623	1,147
Net investment income	1,183	1,058	3,402	3,043
Realized capital gains and losses	224	162	470	1,067

Total revenues	$7,445	$6,551	$21,914	$19,950

    Consolidated revenues for the third quarter of 2000 increased 13.6% over the same period of 1999, and for the nine months ended September 30, 2000 revenues increased 9.8% over the first nine months of 1999. These increases reflect growth in both the Property-Liability and the Allstate Financial (previously named Life and Savings) segments and increased investment income. The revenue increase for the first nine months of 2000 was also partially offset by decreased realized capital gains and losses.

CONSOLIDATED NET INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions except per share data)	2000	1999	2000	1999
Net income	$644	$490	$1,664	$2,295
Net income per share (Basic)	.87	.63	2.22	2.86
Net income per share (Diluted)	.87	.62	2.21	2.84
Realized capital gains and losses, net of tax	129	99	276	664

    Net income for the third quarter of 2000 was $644 million, or $.87 per diluted share, compared with $490 million, or $.62 per diluted share, for the third quarter of 1999. Net income for the nine months ended September 30, 2000 was $1.66 billion, or $2.21 per diluted share, compared to the first nine months of 1999 net income of $2.30 billion, or $2.84 per diluted share. The increase in net income for the third quarter of 2000 compared to the 1999 third quarter reflects growth in Property-Liability, due to higher premiums and lower catastrophe losses, partially offset by increased loss costs; growth in Allstate Financial, due to higher premiums and contract charges and investment income; and increased realized capital gains. The decrease for the first nine months of 2000 when compared to the same period of 1999 reflects growth in Property-Liability insurance premiums and Allstate Financial premiums and contract charges being more than offset by higher catastrophe losses from multiple storms, increased auto loss costs and decreased realized capital gains and losses. Earnings per share as compared to the prior year reflects the accretive effects of the share repurchase program.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except ratios)	2000	1999	2000	1999
Premiums written	$5,644	$5,158	$16,604	$15,024

Premiums earned	$5,467	$4,938	$16,419	$14,693
Claims and claims expense	4,076	3,817	12,412	10,669
Operating costs and expenses	1,297	1,199	3,904	3,492
Restructuring and related charges	20	—	64	—

Underwriting income (loss)	74	(78)	39	532
Net investment income	463	474	1,326	1,333
Realized capital gains and losses, after-tax	119	93	329	579
Loss on disposition of operations, after-tax	—	—	—	(14)
Income tax expense on operations	129	94	313	476

Net income	$527	$395	$1,381	$1,954

Catastrophe losses	$95	$265	$844	$667

Operating ratios
Claims and claims expense ("loss") ratio	74.5	77.3	75.6	72.6
Expense ratio	24.1	24.3	24.2	23.8

Combined ratio	98.6	101.6	99.8	96.4

Effect of catastrophe losses on combined ratio	1.7	5.4	5.1	4.5

Underwriting Results

    PP&C  In 1999, the Company announced a series of strategic initiatives to aggressively expand selling and service capabilities to its customers. These initiatives include the creation of a platform that provides consumers with sales and service capabilities through the Internet and direct call centers, as well as through locally established Allstate agencies. Other initiatives include the introduction of new competitive pricing and underwriting techniques, new agency and claim technology and enhanced marketing and advertising. As of September 30, 2000, the Company has implemented these strategic initiatives in seven states; Oregon, Louisiana, Colorado, Arizona, Illinois, Missouri and Ohio. As a result, residents of these states can now use the Internet and four direct Customer Information Centers ("CICs") to obtain an auto insurance premium quote based on new competitive pricing and underwriting techniques, bind auto coverage and access customer service. Customers of these states can also use the CICs to obtain a homeowners insurance premium quote and bind homeowners coverage and, in five of these states, these homeowners insurance services are also available on the Internet. By year end, management expects to have initiated implementation in states representing about 40% of the U.S. population. The implementation will reach substantially all of the U.S. population by the end of 2001, or as the strategic initiatives receive regulatory approval in each state. The multi-access technology needed to support these strategic initiatives will continue to be enhanced as additional states are added and as customer needs evolve in the future. The Company believes successful implementation of these strategic initiatives will result in selling and customer service advantages in an increasingly competitive marketplace.

    Unaudited summarized financial data and key operating ratios for Allstate's PP&C segment are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except ratios)	2000	1999	2000	1999
Premiums written	$5,644	$5,158	$16,603	$15,017

Premiums earned	$5,467	$4,939	$16,416	$14,687
Claims and claims expense	4,069	3,746	12,399	10,629
Other costs and expenses	1,295	1,197	3,897	3,481
Restructuring and related charges	20	—	64	—

Underwriting income (loss)	$83	$(4)	$56	$577

Catastrophe losses	$95	$265	$844	$667

Operating ratios
Claims and claims expense ("loss") ratio	74.4	75.9	75.6	72.4
Expense ratio	24.1	24.2	24.1	23.7

Combined ratio	98.5	100.1	99.7	96.1

Effect of catastrophe losses on combined ratio	1.7	5.4	5.1	4.5

    PP&C sells primarily private passenger auto and homeowners insurance to individuals through the exclusive Allstate agency channel and, with the 1999 acquisition of EncompassSM Insurance (formerly CNA Personal Insurance), an expanded independent agency channel. The Company has historically separated the voluntary personal auto insurance business into two categories for underwriting purposes: the standard market and the non-standard market. Generally, standard auto customers are expected to have lower risks of loss than non-standard customers. The Company distinguishes between these risk categories using factors unique to each customer such as the driving records of the various drivers on the policy, the existence of prior insurance coverage, the type of car owned or the customer's financial stability. The Company is implementing a refined pricing program that uses its underwriting experience for these factors to price auto coverage for each customer using a unique tier-based pricing model. Tier-based pricing allows a much broader range of premiums to be offered to customers within the two existing categories of risks. In the states where the Company implemented tier-based pricing during 2000, it has experienced increases in new business. As a result, management believes that tier-based pricing will allow the Company to be more competitive and operate more profitably. The Company's ability to implement these strategic initiatives is generally subject to regulatory approval. The Company's underwriting strategy for homeowners is to target customers whose risk of loss provides the best opportunity for profitable growth. This includes managing exposure on policies in areas where the potential loss from catastrophes exceeds acceptable levels.

    The Company's marketing strategy is to provide sales and service to new and existing customers in the distribution channel of their choice. With the implementation of its strategic initiatives in each state, the Company provides products in four major channels of distribution. Depending on the state in which they reside, customers are able to access Allstate products through exclusive agencies, direct CICs and the Internet, which provide consistent, competitive pricing and enhanced customer service. In addition, Allstate brand products are available in certain markets through independent agents. Encompass Insurance products are available exclusively through independent agencies. Management expects the execution of this strategy, in conjunction with the execution of new underwriting and pricing strategies, to improve the Company's opportunity for profitable growth.

    PP&C premiums written for the third quarter of 2000 and the first nine months of 2000 increased 9.4% and 10.6%, respectively, compared to the same periods in 1999. Excluding the acquisition of Encompass Insurance during the fourth quarter of 1999, premium written increased 0.2% during the third quarter of 2000 and 1.2% during the first nine months of 2000 over the same periods in 1999. Increases in both periods were due to standard auto and homeowners growth, offset by declines in non-standard auto.

    Standard auto premiums written increased 14.2% to $3.20 billion in the third quarter of 2000, from $2.81 billion for the same three month period in 1999. During the first nine months of 2000, standard auto premiums increased 13.4% as compared to the first nine months of last year. The increase in both periods was primarily due to the acquisition of Encompass Insurance during 1999 and an increase in new and renewal policies in force. The third quarter of 2000 was also impacted by a slight increase in average premiums. Excluding the impact of the Encompass Insurance acquisition, standard auto premiums increased 2.7% in the third quarter and 1.8% in the first nine months of 2000 compared to the same periods in 1999. Excluding Encompass Insurance, policies in force increased 1.9% at September 30, 2000 as compared to September 30, 1999 levels, and average premiums increased .8% in the third quarter, but decreased .3% during the first nine months of 2000 as compared to the same periods in 1999. The changes in average premium are due primarily to a shift to newer and more expensive autos, offset by rate decreases. Favorable loss trends, competitive considerations and regulatory pressures in some states have affected the Company's ability to maintain rates at historical levels. The Company has also filed rate changes in connection with the implementation of its new underwriting and pricing guidelines which with adoption, are expected to improve profitability.

    Non-standard auto premiums written decreased 13.0% to $773 million in the third quarter of 2000, from $888 million for the same period in 1999, and decreased 6.4% during the first nine months of 2000 as compared to the first nine months of 1999. These decreases were driven by decreases in policies in force and average premiums on new policies. Policies in force decreased approximately 9.6% at September 30, 2000 as compared to September 30, 1999 levels. Average premiums decreased approximately 2.7% in the third quarter and 2.8% during the first nine months of the year as compared to the same periods in 1999, despite rate increases during the current and prior year, as a result of policyholders selecting less coverage. Decreases in non-standard premiums were primarily due to the Company's implementation of programs during the second and third quarter of 2000 to address the emergence of adverse profitability trends. These programs vary by state and include underwriting changes such as additional down payment requirements, higher rate increases, and other administrative changes. These programs are expected to continue to adversely impact written premium growth in the near term while improving profitability of the non-standard business in the future.

    Homeowners premiums written for the third quarter were $1.15 billion, an increase of 20.8% over the third quarter 1999 premiums of $949 million. For the first nine months of 2000, homeowners premiums written were $3.09 billion, an increase of 21.8% compared to the same period last year. The increase was driven by the acquisition of Encompass Insurance, an increase in average premium and an increase in renewal policies in force. Excluding the impacts of the Encompass Insurance acquisition, homeowners premiums written increased 8.0% during the third quarter and 8.6% for the first nine months of 2000 compared to the same periods in 1999. Excluding Encompass Insurance, policies in force increased 2.3% at September 30, 2000 when compared to September 30, 1999, and average premiums increased 4.8%

during the quarter, and 4.2% during the first nine months of 2000 as compared to the same periods last year. Average premium increases were primarily due to increases in rates as well as increases in insured values.

    For the third quarter of 2000, PP&C underwriting income was $83 million, compared to a $4 million underwriting loss in the third quarter of 1999. For the nine month period ended September 30, 2000, PP&C had underwriting income of $56 million compared to $577 million for the first nine months of last year. Underwriting income increased during the third quarter as compared to the prior year third quarter due to earned premium growth and lower catastrophe losses, partially offset by increased loss costs. Underwriting income decreased for the first nine months of 2000 when compared to the same period in 1999 due to earned premium growth being offset by higher catastrophe losses and increased loss costs. Loss costs were impacted by higher auto claim frequency and increased claim severity due to inflationary pressures in medical and repair costs.

    The restructuring and related charges incurred during the third quarter and first nine months of 2000 were the result of actions taken to further implement the cost reduction program announced on November 10, 1999. See Note 8 to the consolidated financial statements for a more detailed discussion of these charges.

    Catastrophe Losses and Catastrophe Management  Catastrophe losses for the third quarter of 2000 were $95 million compared with $265 million for the third quarter of 1999. For the first nine months of 2000, catastrophe losses were $844 million compared to $667 million for the same period last year. The level of catastrophe losses experienced in any year cannot be predicted and could be material to results of operations and financial position. While management believes the Company's catastrophe management initiatives have reduced the potential magnitude of possible future losses, the Company continues to be exposed to catastrophes that may materially impact results of operations and financial position.

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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2000	1999	2000	1999
Underwriting loss	$(9)	$(74)	$(17)	$(45)

    Discontinued Lines and Coverages consists of business no longer written by Allstate, including results from environmental, asbestos and other mass tort exposures and other commercial business in run-off. This segment also included mortgage pool insurance business, which the Company exited in 1999.

    Improvement in the underwriting results in this segment during the third quarter of 2000, as compared to the prior year third quarter, are due in part to the Company's annual assessment of asbestos, environmental and other mass tort reserves. In 2000 due to this assessment, no increases to losses previously recorded were deemed necessary.

Net Investment Income and Realized Capital Gains and Losses, After-Tax

    Net Investment Income  Net investment income was $463 million in the third quarter of 2000, a slight decrease from $474 million in the third quarter of last year, and $1.33 billion in the first nine months of 2000, consistent with $1.33 billion for the first nine months of 1999. Both periods were impacted by increased income from funds received in connection with the Encompass Insurance acquisition offset by the impact of dividends paid to The Allstate Corporation during the preceding twelve months and decreased income from partnership interests.

    Realized Capital Gains and Losses, After-Tax  Realized capital gains, after-tax, for the third quarter of 2000 were $119 million versus $93 million for the same period in 1999. During the first nine months of 2000, realized capital gains, after-tax, were $329 million compared to $579 million in the first nine months of last year. Period to period fluctuations in realized capital gains are largely the result of timing of sales decisions reflecting management's decision on positioning the investment portfolio, as well as assessments of individual securities and overall market conditions.

ALLSTATE FINANCIAL

Overview

    Allstate Financial markets primarily life insurance, savings and group pension products. Life insurance products consist of traditional products, including term and whole life, interest-sensitive life, immediate annuities with life contingencies, variable life and indexed life insurance. Savings products include deferred annuities and immediate annuities without life contingencies. Group pension products include contracts with fixed or indexed rates and fixed terms, such as guaranteed investment contracts and funding agreements. The segment also uses several brand identities. Generally, Allstate brand products are sold through exclusive agencies, specialized brokers, securities firms, the Internet and direct response marketing. Products of other brands such as Glenbrook Life and Annuity, Northbrook Life, Lincoln Benefit Life and American Heritage Life ("AHL") are sold through both exclusive and independent agencies, securities firms, banks, direct response and worksite marketing. The products offered in each brand are of similar types, with the exception of AHL, which also includes health and disability insurance in addition to life and annuity products.

    Unaudited summarized financial data for the Allstate Financial segment are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2000	1999	2000	1999
Statutory premiums and deposits	$3,338	$2,282	$9,580	$5,828

Investments	$39,310	$32,369	$39,310	$32,369
Separate Accounts assets	15,880	11,789	15,880	11,789

Investments, including Separate Accounts assets	$55,190	$44,158	$55,190	$44,158

GAAP Premiums	$351	$212	$979	$612
Contract charges	220	181	644	535
Net investment income	694	565	1,996	1,653
Contract benefits	405	333	1,170	894
Credited interest	420	302	1,142	945
Operating costs and expenses	238	165	696	503
Restructuring and related charges	(2)	—	(13)	—

Operating income before tax	204	158	624	458
Income tax expense	71	55	219	157

Operating income(1)	133	103	405	301
Realized capital gains and losses, after-tax(2)	11	11	(29)	91

Net income	$144	$114	$376	$392

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2000	1999	2000	1999
Life products
Interest-sensitive	$231	$227	$727	$793
Traditional	101	106	302	265
Other	145	67	421	187

Total life products	477	400	1,450	1,245
Annuity products
Fixed	995	592	3,044	1,653
Variable	1,059	859	3,157	1,829
Group pension products	807	431	1,929	1,101

Total	$3,338	$2,282	$9,580	$5,828

    Total statutory premiums and deposits increased to $3.34 billion in the third quarter of 2000, an increase of 46.3% compared with the same period last year. During the first nine months of the year statutory premiums and deposits increased 64.4% to $9.58 billion over the same period of 1999. These increases were due to the acquisition of AHL during 1999, and higher sales of variable and fixed annuities. Excluding the acquisition of AHL, statutory premiums increased 35.2% during the third quarter and 53.7% during the first nine months of 2000, compared to the same periods in 1999. Variable annuity sales in the third quarter of 2000 increased 23.3% over the third quarter of 1999, and sales in the first nine months of 2000 increased 72.6% over the first nine months of 1999. Variable annuity sales in both periods were primarily driven by $1.51 billion of sales during the first nine months of 2000 from the joint venture with Putnam Investments which began in May of 1999. Fixed annuity sales in the third quarter of 2000 increased 68.1% over the prior year third quarter, and sales in the first nine months of 2000 increased 84.2% over the first nine months of 1999. Fixed annuity sales in both periods increased due to growth in sales in the independent agent, securities firms and banking distribution channels, and the acquisition of AHL. Period to period fluctuations in sales of group pension products, including funding agreements, are largely due to management's actions based on the assessment of market opportunities. The increase in the third quarter and the first nine months of 2000 is due largely to the introduction of new funding agreement products.

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

    The following table summarizes GAAP premiums and contract charges.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2000	1999	2000	1999
Premiums
Traditional life	$98	$81	$289	$238
Immediate annuities with life contingencies	117	67	284	178
Other	136	64	406	196

Total premiums	351	212	979	612
Contract Charges
Interest-sensitive life	143	127	427	372
Variable annuities	60	45	170	129
Other	17	9	47	34

Total contract charges	220	181	644	535

Total Premiums and Contract Charges	$571	$393	$1,623	$1,147

    For the third quarter of 2000, total premiums increased 65.6% to $351 million, and 60.0% to $979 million for the first nine months of 2000, compared to the same periods last year. Excluding the acquisition of AHL, total premiums increased 29.7% during the quarter and 24.3% during the first nine months of 2000 compared to the same periods in 1999.

    Total contract charges increased 21.6% during the third quarter of 2000, and 20.4% during the first nine months of the year, as compared to the same periods of 1999, due to increases in variable annuity deposits, appreciation of account balances and the acquisition of AHL. Excluding the acquisition of AHL, total contract charges increased 12.2% during the third quarter and 11.4% during the first nine months of 2000 compared to the same periods in 1999.

    Operating Income  Operating income increased 29.1% to $133 million in the third quarter of 2000 as compared to the third quarter of 1999, and 34.6% to $405 million during the first nine months of 2000 as compared to the first nine months of 1999. These increases were due to an increased investment margin and interest-sensitive life and variable annuity contract charges, as well as favorable mortality results.

    Investment margin, which represents the excess of investment income earned over interest credited to policyholders and contractholders, increased 21% during the current year third quarter as compared to the prior year third quarter, and 20% in the first nine months of 2000 compared to the first nine months of 1999. These increases were due primarily to increases in asset balances from new sales and higher investment yields.

    Mortality margin, which represents premiums and cost of insurance charges in excess of related policy benefits, increased 6% during the third quarter of 2000 as compared to the third quarter of 1999. During the first nine months of 2000, the mortality margin improved 11% as compared to the first nine months of 1999. The increases, which positively impact operating income, were the result of increased premiums and cost of insurance charges (as noted above) and favorable mortality loss trends.

    The restructuring and related charges incurred during the third quarter and first nine months of 2000 were the result of actions taken to further implement the cost reduction program announced on November 10, 1999. See Note 8 to the consolidated financial statements for a more detailed discussion of these charges.

Net Investment Income and Realized Capital Gains and Losses, After-Tax

    Net Investment Income  Net investment income increased 22.8% in the third quarter of 2000 and 20.8% in the first nine months of 2000 as compared with the same periods last year, primarily due to higher investment balances from increased cash flows from operations and the acquisition of AHL, and increased investment yields. Investment balances at September 30, 2000, excluding Separate Accounts and unrealized gains on fixed income securities, grew 22.1% from the same time last year.

    Realized Capital Gains and Losses, After-Tax  For the three month period ended September 30, 2000, realized capital gains, after-tax, were $11 million, consistent with realized capital gains of $11 million after-tax, for third quarter of 1999. For the nine months ended September 30, 2000, realized capital losses, after-tax, were $29 million compared to realized capital gains of $91 million for the first nine months of 1999. Period to period fluctuations in realized capital gains are largely the result of timing of sales, reflecting management's decisions on positioning the investment portfolio, as well as assessments of individual securities and overall market conditions.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

    Allstate's capital resources consist of shareholders' equity, mandatorily redeemable preferred securities and debt, representing funds deployed or available to be deployed to support business operations. These resources are summarized in the following table.

($ in millions)	September 30, 2000	December 31, 1999
Common stock and retained earnings	$15,391	$15,256
Accumulated other comprehensive income	1,403	1,345

Total shareholders' equity	16,794	16,601
Mandatorily redeemable preferred securities	750	964
Debt	3,315	2,851

Total capital resources	$20,859	$20,416

Ratio of debt to total capital resources(1)	17.7%	16.3%

(1)
When analyzing the Company's ratio of debt to total capital resources, various formulas are used. In this presentation, debt includes 50% of the mandatorily redeemable preferred securities.

    Shareholders' Equity  Shareholders' equity increased slightly in the third quarter of 2000 when compared to year-end 1999, as net income was partially offset by the impacts of share repurchases. During the third quarter of 2000, the Company repurchased 8 million shares of its common stock at a cost of $236 million as part of its current $2 billion stock repurchase program. This program is 51.2% complete at September 30, 2000. For the first nine months of 2000, the Company purchased a total of 63 million shares at a cost of $1.47 billion as part of the current $2 billion repurchase program, and to complete the preceding $2 billion program in February 2000. The current repurchase program is expected to be completed by the end of the second quarter of 2001.

    Mandatorily Redeemable Preferred Securities  Mandatorily redeemable preferred securities decreased in the third quarter of 2000 as the stock purchase contract component of the FELINE PRIDES, assumed by the Company with the acquisition of AHL in 1999, expired on August 16, 2000. In connection with the expiration of this component, the Company issued 7 million shares of its common stock in exchange for the settlement of $214 million of outstanding FELINE PRIDES.

    Debt  Debt at the end of the third quarter of 2000 was greater than at year-end 1999, primarily due to the issuance of $900 million of 7.875% Senior Notes due in 2005 in May 2000, partially offset by decreased short-term debt. This debt utilized the existing shelf registration filed with the Securities and Exchange Commission ("SEC") in August 1998. The proceeds of this issuance were used for general corporate purposes, including stock repurchases.

    At October 31, 2000, the Company may issue up to an additional $350 million of debt securities, preferred stock, trust preferred securities or debt warrants utilizing the shelf registration statement filed with the SEC in August 1998. In addition, the Company filed a new shelf registration statement with the SEC in June 2000, under which up to $2 billion of debt securities, preferred stock, trust preferred securities or debt warrants may be issued. No securities have been issued under this registration statement.

The Company has access to additional borrowing as follows:

  •
  Allstate has a commercial paper program with an authorized borrowing limit of up to $1.00 billion to cover its short-term cash needs. At September 30, 2000 the Company had outstanding commercial paper borrowings of $216 million.

  •
  Allstate maintains two credit facilities totaling $1.55 billion as a potential source of funds to meet short-term liquidity requirements, including a $1.50 billion, five-year revolving line of credit expiring in 2001 and a $50 million, one-year revolving line of credit expiring in 2001. The right to borrow on the five-year line of credit is subject to the requirements that Allstate Insurance Company ("AIC") maintain a specified statutory surplus level, and that Allstate's debt to equity ratio (as defined in the agreement) not exceed a designated level. These requirements are currently being met and management expects to continue to meet them in the future. There were no borrowings under these lines of credit during the first nine months of 2000. Total borrowings under the combined commercial paper program and the Allstate lines of credit are limited to $1.55 billion.

Financial Ratings and Strength

    The Company's and its major subsidiaries' debt, commercial paper and claims-paying ability ratings from Moody's, Standard & Poor's and A.M. Best rating agencies were unchanged during the third quarter of 2000 as compared to the preceding quarter. These ratings are influenced by many factors including the amount of financial leverage (i.e., debt), exposure to risks such as catastrophes, as well as the current level of operating leverage and operating performance of the Company.

Liquidity

    Allstate is a holding company whose principal operating subsidiaries include AIC and AHL. The Company's principal sources of funds are dividend payments from AIC, intercompany borrowings, funds from the settlement of Company benefit plans and funds that may be raised periodically from the issuance of additional debt, including commercial paper, or stock. The payment of dividends by AIC is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. Based on 1999 statutory net income, the maximum amount of dividends AIC can pay at any point in time during 2000 without prior Illinois Department of Insurance approval is $1.96 billion, less dividends paid during the preceding twelve months measured at that point in time. At October 31, 2000, AIC has paid a total of $1.60 billion in dividends during the preceding twelve months. Allstate's principal uses of funds are the payment of dividends to shareholders, share repurchases, intercompany lending to its insurance affiliates, debt service, additional investments in its subsidiaries and acquisitions.

    Surrenders and withdrawals for Allstate Financial during the quarter and nine month periods ended September 30, 2000, were $870 million and $2.84 billion respectively, compared to $593 million and $1.88 billion respectively for the same periods in 1999. As the Company's interest-sensitive life policies and annuity contracts in-force grow and age, the dollar amount of surrenders and withdrawals will likely increase. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated.

INVESTMENTS

    The composition of the investment portfolio at September 30, 2000, is presented in the table below.

	Property-Liability		Allstate Financial		Corporate and Other		Total
($ in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities(1)	$26,389	78.1%	$31,712	80.6%	$1,236	85.8%	$59,337	79.6%
Equity securities	5,554	16.4	704	1.8	15	1.0	6,273	8.4
Mortgage loans	159	0.5	4,315	11.0	—	—	4,474	6.0
Short-term	1,680	5.0	1,413	3.6	190	13.2	3,283	4.4
Other	10	—	1,166	3.0	—	—	1,176	1.6

Total	$33,792	100.0%	$39,310	100.0%	$1,441	100.0%	$74,543	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost for these securities was $26.04 billion, $31.10 billion and $1.25 billion for Property-Liability, Allstate Financial, and Corporate and Other, respectively.

    Total investments increased to $74.54 billion at September 30, 2000 from $69.65 billion at December 31, 1999. Property-Liability investments were $33.79 billion at September 30, 2000 as compared to $32.94 billion at December 31, 1999. Allstate Financial investments at September 30, 2000, increased $4.87 billion to $39.31 billion from $34.44 billion at December 31, 1999. The increase in investments was primarily attributable to amounts invested from positive cash flows generated from the Allstate Financial operations and higher unrealized capital gains on fixed income securities, partially offset by the impacts of the share repurchase program.

    Approximately 94.4% of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having an NAIC rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

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

    The delay in implementation was effected through the issuance of SFAS No. 137, which extends the effective date of SFAS No. 133 requirements to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. As such, the Company will adopt the provisions of SFAS No. 133 and SFAS No. 138 ("statements") as of January 1, 2001. The impact of these statements is dependent upon the Company's derivative positions and market conditions existing at the date of adoption. Based on existing interpretations of the requirements of SFAS No. 133, as amended, the impact of adoption is not expected to be material to the results of operations or financial position of the Company.

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supercedes SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 changes the circumstances under which a secured party must recognize certain financial assets in which it has security interest. As a result, when Allstate adopts the provisions of SFAS No. 140, it will cease recognizing collateral previously recognized under the guidance of SFAS No. 125. The provisions of SFAS No. 140 will be adopted effective January 1, 2001, and are not expected to have a material impact on the financial position of the Company. Financial statements for previous periods presented for comparative purposes will be restated accordingly.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS AFFECTING ALLSTATE

    This document contains "forward-looking statements" that anticipate results based on management's plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

    Forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "expects," "will," "anticipates," "estimates," "intends," "believes," "likely" and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Forward-looking statements are based on management's current expectations of future events. We cannot guarantee that any forward-looking statement will be accurate. However, we believe that our forward-looking statements are based on reasonable, current expectations and assumptions. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

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

  •
  The implementation of Allstate's multi-access distribution model involves risks and uncertainties that could have a material adverse effect on Allstate's results of operations, liquidity or financial position. More specifically, the following factors could affect Allstate's ability to successfully implement various aspects of its new multi-access distribution model:

  –
  The success of Allstate's proposed direct Customer Information Centers ("CICs") may be adversely affected by the limited pool of individuals suited and trained to do such work in any geographic area, particularly in light of the current low unemployment rate. The absence of seasoned staff could be a factor impeding the training of staff and the roll-out of the CICs because they represent a new initiative by Allstate involving virtually all new hires.

  –
  Potentially, litigation regarding Allstate's reorganization of its multiple employee agency programs into a single exclusive agency independent contractor program could diminish the gains in efficiency and cost-effectiveness that Allstate expects to realize from the transition to one program.

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

  •
  Allstate has experienced, and expects to continue to experience, catastrophe losses. While we believe that our catastrophe management initiatives have reduced the potential magnitude of possible future losses, Allstate continues to be exposed to catastrophes that could have a material adverse impact on results of operations or financial position. Catastrophic events in the future may indicate that the techniques and data that are used to predict the probability of catastrophes and the extent of the resulting losses are inaccurate.

  •
  Changes in market interest rates can have adverse effects on Allstate's investment portfolio, investment income, product sales and results of operations. Increases in market interest rates have an adverse impact on the value of the investment portfolio by decreasing unrealized capital gains on fixed income securities. In addition, increases in market interest rates as compared to rates offered on some of the Allstate Financial segment's products could make those products less attractive and lead to lower sales and/or increase the level of surrenders on these products. Declining market interest rates could have an adverse impact on Allstate's investment income as Allstate reinvests proceeds from positive cash flows from operations and from maturing and called investments into new investments that could be yielding less than the portfolio's average rate. Additionally, the impact of decreasing Separate Account balances as a result of fluctuating market conditions could cause contract charges realized by the Company to decrease.

  •
  In order to meet the anticipated cash flow requirements of its obligations to policyholders, from time to time Allstate adjusts the effective duration of the assets and liabilities of the Allstate Financial segment's investment portfolio. Those adjustments may have an impact on the value of the investment portfolio and on investment income.

  •
  The insurance business is subject to extensive regulation—particularly at the state level. Many of these restrictions affect Allstate's ability to operate and grow its businesses in a profitable manner. In particular, the PP&C segment's implementation of a tier-based pricing model for its private passenger auto business is subject to state regulation of auto insurance rates.

  •
  In recent years, the competitive pricing environment for private passenger auto insurance put pressure on the PP&C segment's premium growth and profit margins. However, because industry participants have begun to raise auto insurance rates, generally, Allstate's management believes that this pressure has abated. Nevertheless, because Allstate's PP&C segment's loss ratio compares favorably to the industry, state regulatory authorities may resist our efforts to raise rates or to maintain them at current levels.

  •
  The Company believes that the factors it uses to evaluate a customer's risk of loss, as well as the implementation of its tier-based pricing model, will allow it to be more competitive and operate more profitably. However, the use of these underwriting factors and the implementation of the pricing model in any state are subject to the risk that the insurance regulators in that particular state will not approve them. Moreover, it is possible that these factors or the model do not accurately reflect the level of loss costs that the Company will actually incur as a result of the mix of business generated by the Company through the use of these strategies.

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

  •
  The Allstate Financial segment distributes some of its products under agreements with other financial services entities. Termination of such agreements due to changes in control of these non-affiliated entities could have a detrimental effect on the segment's sales. This risk may be increased due to the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

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

  •
  Allstate maintains two credit facilities totaling $1.55 billion as a potential source of funds to meet short-term liquidity requirements, including a $1.50 billion, five-year revolving line of credit expiring in 2001 and a $50 million, one-year revolving line of credit expiring in 2001. The right to borrow on the five-year line of credit, is subject to the requirements that AIC maintain a specified statutory surplus level and that Allstate's debt to equity ratio (as defined in the credit agreement) not exceed a designated level. The ability of Allstate and AIC to meet the requirements is dependent upon their financial condition. If AIC were to sustain significant losses from catastrophes, Allstate and AIC's ability to borrow on the lines of credit could be diminished or eliminated during a period when they might be most in need of capital resources and liquidity.

  •
  Changes in the severity of claims have an impact on the profitability of Allstate's business. Changes in injury claim severity are driven primarily by inflation in the medical sector of the economy. Changes in auto physical damage claim severity are driven primarily by inflation in auto repair costs, auto parts prices and used car prices. Changes in loss costs for homeowners policies are driven by inflationary pressures in the construction industry, in building materials and in home furnishings.

  •
  For its non-standard auto insurance business, Allstate is implementing programs to address the emergence of adverse profitability trends. These programs include underwriting changes, such as additional down-payment requirements, higher rate increases and other administrative changes. Allstate expects these programs to have a temporary adverse impact on written premium growth. Consequently, they may impede efforts to recruit new agents. However, they should improve profitability over time.

  •
  A number of enacted and pending legislative measures may lead to increased consolidation and increased competition in the financial services industry. At the federal level, these measures include the Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers. At the state level, these measures include legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company, thereby allowing insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) at least 51% by their policyholders and potentially up to 49% by stockholders. Also several large mutual life insurers have used or are expected to use existing state laws and regulations governing the conversion of mutual insurance companies into stock insurance companies (demutualization). These measures may also increase competition for capital among financial service providers.

  •
  Deferred annuities and interest-sensitive life insurance products receive favorable policyholder taxation under current tax laws and regulations. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products.

  •
  The adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is not expected to be material to the results of operations of the Company. However, the impact is dependent upon market conditions and our holdings existing at the date of adoption, which for Allstate will be January 1, 2001.

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

Item 6.  Exhibits

  (a)
  Exhibits

  An Exhibit Index has been filed as part of this report on Page E-1.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLSTATE CORPORATION (Registrant)

November 10, 2000	By:	/s/ SAMUEL H. PILCH Samuel H. Pilch, Controller (Principal Accounting Officer and duly authorized Officer of Registrant)

Exhibit No.	Description	Sequentially Numbered Page

4	Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.
15	Acknowledgment of awareness from Deloitte & Touche LLP dated November 10, 2000, concerning unaudited interim financial information.
27	Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

E-1

QuickLinks

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS THE ALLSTATE CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THE ALLSTATE CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
THE ALLSTATE CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THE ALLSTATE CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
INDEPENDENT ACCOUNTANTS' REVIEW REPORT
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
PART II. Other Information