Form 10-K405
period 2000-12-31
ALLSTATE CORP
filed 2001-03-26
CIK 899051

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-11840

THE ALLSTATE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3871531
(State of incorporation)	(IRS Employer Identification No.)

2775 Sanders Road, Northbrook, Illinois 60062
(Address of principal executive offices) (Zip Code)

(847) 402-5000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange Chicago Stock Exchange
7.95% Cumulative Quarterly Income Preferred Securities, Series A (issued by a wholly-owned trust of the Registrant)	New York Stock Exchange
7.125% Senior Quarterly Interest Bonds	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

    On January 31, 2001, Registrant had 726,385,326 shares of common stock outstanding. Approximately 628,079,671 of these shares, having an aggregate market value (based on closing prices on January 31, 2001 at 4:00 p.m. reported in the New York Stock Exchange Composite listing) of approximately $24.42 billion, were owned by stockholders other than the Registrant's directors and executive officers; Northern Trust Corporation, which is the trustee for The Savings and Profit Sharing Fund of Allstate Employees; and any person believed by the Registrant to own five percent or more of Registrant's outstanding common stock.

    The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

Documents Incorporated By Reference

    Portions of the following documents are incorporated herein by reference as follows:

    Parts I, II and III of this Form 10-K incorporate by reference certain information from the Registrant's Notice of Annual Meeting and Proxy Statement dated March 26, 2001 (the "Proxy Statement").

i

PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	36
Signatures		37
Index to Financial Statements and Financial Statement Schedules		S-1
Exhibit Index		E-1

ii

Part I

Item 1.  Business

    The Allstate Corporation (the "Parent") was incorporated under the laws of the State of Delaware on November 5, 1992 to serve as the holding company for Allstate Insurance Company. Its business is conducted principally through Allstate Insurance Company, Allstate Life Insurance Company and their affiliates (collectively, including the Parent, "Allstate"). Allstate is engaged, principally in the United States and Canada, in the personal property and casualty insurance business and the life insurance and investment products business. Allstate is the 2nd largest personal property and casualty insurer in the United States on the basis of 1999 statutory premiums earned and the nation's 13th largest life insurance business based on ordinary life insurance in force and 21st based on statutory admitted assets. Allstate has four business segments: personal property and casualty; Allstate Financial (our life insurance and investment products business); discontinued lines and coverages; and corporate and other business.

STRATEGY

    Allstate's goal is to be a leading provider of personal financial services to targeted market segments using our multi-channel, multi-brand and multi-product strategy. This strategy is intended to:

  •
  Focus on the profitable growth of our personal property and casualty business and Allstate Financial

  •
  Capitalize on the strength of the Allstate brand and our other brands such as EncompassSM Insurance and American Heritage Life

  •
  Serve customers' needs and preferences by providing access to Allstate when, where and how they choose

  •
  Leverage a variety of distribution and service channels, including Allstate exclusive agencies, independent agencies, other financial institutions, direct response, the workplace and the Internet

    In pursuit of this strategy, we intend to seek expanded distribution channels, to offer new products and to engage in selective business start-ups, acquisitions and partnerships.

    While pursuing this strategy, we intend to maintain discipline in our capital and expense management in order to create long-term stockholder value. The components of the strategy applicable to our particular business segments are covered below in the discussion of the segments.

PERSONAL PROPERTY AND CASUALTY SEGMENT

Strategy

    The personal property and casualty segment has adopted the following strategies:

  •
  Focus on attracting and retaining customers who represent high lifetime value to Allstate's business, using strategic risk management (SRM), a multi-phase strategy to integrate and optimize pricing, underwriting and marketing decisions

  •
  Improve profitability by continuing to manage claim and underwriting costs, thereby limiting the effect of inflation and reducing the cost of doing business

  •
  Improve the profitability of under performing businesses such as our non-standard private passenger auto insurance business

  •
  Make optimum use of Allstate's distribution and service channels by encouraging the growth of larger and stronger exclusive agencies and continuing the roll-out and enhancement of The Good HandsSM Network

  •
  Create and deploy technology to enhance the integration of Allstate's distribution channels, to improve customer service, to facilitate the introduction of new products and services, and to reduce infrastructure costs related to supporting agencies and handling claims

Products

    Allstate's personal property and casualty segment sells principally private passenger auto and homeowners insurance in the United States and other countries. It accounted for 64.0% of our statutory written premiums in 2000.

    Although private passenger auto and homeowners insurance account for the majority of its business, the personal property and casualty segment writes many other lines of insurance, including landlords, personal umbrella, renters, condominium, residential fire, mobile home, boat owners and selected commercial property and casualty. The segment also operates Allstate Enterprises, Inc., whose principal subsidiary, Allstate Motor Club, Inc., provides members with travel plans and emergency road service.

    We evaluate the results of this segment based primarily upon underwriting results and premium growth.

    Information regarding the last three years' revenues and operating profit or loss attributable to the personal property and casualty segment is contained in Note 17 to the Consolidated Financial Statements beginning on page D-76 of Appendix D to the Proxy Statement. Note 17 also includes information regarding the last three years' identifiable assets attributable to our property-liability operations. Note 17 is incorporated herein by reference.

Underwriting and Pricing

    Historically we have separated both private passenger auto insurance and homeowners insurance into standard and non-standard categories for underwriting and pricing purposes. While we have not abandoned the standard/non-standard categorization, we are in the process of implementing a refined program called strategic risk management (SRM). SRM is a multi-phase strategy to integrate and optimize pricing, underwriting and marketing decisions. In pricing private passenger auto insurance for many states, SRM uses factors such as the number of years of continuous coverage with a prior insurer, prior bodily injury liability limits and financial stability to generate a tier-based pricing model. In pricing for homeowners insurance, it uses factors such as claim activity and financial stability. Tier-based pricing produces a range of premiums that is broader and more refined than the range generated by the standard/non-standard model. As a result, we believe that tier-based pricing will allow Allstate to improve its competitive position in high lifetime value market segments while improving profitability. We regard high lifetime value market segments as those that are most profitable over time due to a variety of factors, including our ability to retain the business of customers in those segments and our ability to cross sell them multiple lines of insurance coverage. Because the homeowners insurance business is less price-sensitive than the private passenger auto insurance business, new business growth attributable to SRM will occur more gradually in the homeowners business than in the auto business.

    We intend to continue to enhance SRM and to implement it throughout the U.S. for the Allstate brand as we complete the regulatory review process and as we perform additional analysis. Currently SRM is in effect for the Allstate brand in 32 states for standard auto insurance, 34 states for non-standard auto insurance and 13 states for homeowners insurance. In addition, we intend to adapt SRM for the Encompass and Deerbrook brands' business models and introduce those versions of SRM throughout the country for those brands.

    We have been pursuing various initiatives to address adverse profitability trends in our non-standard business. These initiatives vary by state but include changes such as additional premium down-payment requirements, tightening of underwriting requirements, price increases, policy non-renewals (where permitted) and other administrative changes.

    The personal property and casualty segment participates in the "involuntary" or "shared" private passenger auto insurance business. This business provides auto insurance to higher risk individuals who would otherwise be unable to obtain it. Allstate, like all auto insurers, is required to write or share the cost of this business as a condition of its license to do business in many states. When the underwriting standards used by Allstate and other participants in the non-standard auto insurance business make it less likely that applicants can obtain non-standard policies, the amount of business written by shared markets generally increases. Policies written in this market are generally priced at higher than standard rates. We have generally experienced losses in this business.

    As is true for the industry in general, costs attributable to our personal property and casualty products are generally higher during the first year an insurance policy is in effect than for subsequent years. Policies that remain in force generally become more profitable over time. Accordingly, customer retention is an important factor in the segment's profitability and a key element of our strategy in this business.

Claims

    Since 1993 the personal property and casualty segment has focused on managing its claim costs by redesigning its claim settlement procedures. This process has entailed changes to procedures for auto physical damage claims, bodily injury claims and property claims. In 2001, we intend to take additional steps to address claim severity. These steps will include loss management initiatives related to legal services, auto repair, glass, home furnishings and home repair as well as the ongoing use of medical management programs, special fraud detection investigative units and defense strategies.

Distribution Methods

    In November 1999 Allstate announced a new multi-access distribution and service model—The Good Hands Network—for some of its Allstate brand personal property and casualty insurance products. In the states where it has been implemented, the network allows customers to shop for, buy and obtain service for certain Allstate personal property and casualty insurance products through Allstate agencies, over the Internet and by telephone to customer information centers. These three distribution channels are integrated and complementary, so that customers receive the same products, the same price and essentially the same service regardless of how they choose to access Allstate for a particular need.

    The Good Hands Network was available in the following states as of December 31, 2000—although Internet access was delayed in Georgia pending the implementation of a new pricing model: Arizona, Alabama, Colorado, Florida, Georgia, Illinois, Indiana, Louisiana, Maryland, Michigan, Missouri, Ohio, Oregon, Tennessee and Virginia. By the end of 2001 we expect it to reach substantially all of the U.S. population. To increase the effectiveness of The Good Hands Network, its launch in a particular state may be accompanied by targeted advertising campaigns.

    In 2000 we reorganized our multiple employee agency programs into Allstate's exclusive agency independent contractor program. In addition, we began equipping Allstate agencies with new technology that consolidates and provides information by household for a more complete profile of every customer's family. This technology is designed to assist agencies in their efforts to cross sell Allstate products, to retain current customers, and to target and attract new customers.

    Historically and throughout 2000, we have sold our auto and homeowner products primarily through agencies, both Allstate exclusive agencies and independent agencies. Our broad-based network of approximately 13,000 exclusive agencies in the United States in approximately 10,000 locations produced 92.0% of the segment's written premiums in 2000. The balance was primarily generated by approximately 17,000 independent agencies.

    In order to increase premium revenue from the independent agent channel, we acquired the personal lines business of CNA Financial Corporation in October 1999. In September 2000 we renamed this business "Encompass." With Encompass, we are the third largest provider of personal lines products through independent agencies in the United States, based on 1999 written premium.

    The personal property and casualty segment uses several brand identities, including Allstate, Encompass, Deerbrook and Pembridge. Currently, Allstate brand policies are sold through exclusive Allstate agencies and, to a limited extent, through independent agencies. Encompass and Deerbrook policies are sold through independent agencies.

Geographic Markets

    The personal property and casualty segment's principal geographic markets are in the United States. Through various Allstate affiliates, we are authorized to sell various lines of personal property and casualty insurance in all 50 states and the District of Columbia. Through various Allstate affiliates, we are also authorized in Canada, Germany and Italy.

    The following table reflects, in percentages, the principal geographic distribution of statutory premiums earned for the segment for the year ended December 31, 2000:

California	10.7%
New York	10.4%
Texas	9.9%
Florida	9.3%
Pennsylvania	4.9%

No other jurisdiction accounted for more than four percent of the statutory premiums for the personal property and casualty segment.

    Allstate has been selling private passenger auto insurance in Germany since 1997 and in Italy since 2000 through direct response marketing. In January 2000 we announced our withdrawal from Japan. Our international businesses do not contribute significantly to financial results for this segment.

    The segment's underwriting strategy for homeowners is to target customers whose risk of loss provides Allstate with the best opportunity for profitable growth. This includes managing exposure on policies in geographic areas where the potential loss from catastrophes exceeds acceptable levels.

Competition

    The following charts provide the market shares of the personal property and casualty segment's principal competitors in the United States by direct written premium for the year ended December 31, 1999 (the most recent date such competitive information is available) according to A. M. Best.

Private Passenger Auto Insurance		Homeowners Insurance
Insurer	Market Share	Insurer	Market Share
State Farm	18.9%	State Farm	22.6%
Allstate	13.3%	Allstate	12.9%
Farmers	5.7%	Farmers	6.9%
Progressive	4.8%	Nationwide	4.5%
Nationwide	4.4%	Travelers	3.6%
GEICO	4.1%	USAA	3.5%

    The personal private passenger auto and homeowners insurance businesses are highly competitive. For the past several years, strongly capitalized competitors have been able to offer relatively low prices. New competitors, particularly direct marketers, have been attracted to the insurance business by what were, until recently, growing profit margins. The expansion and redefinition of underwriting risk selection and tolerance by many competitors have fueled the competitive environment. For these and other reasons, we expect the business to remain competitive. However, the competitive pressure to lower prices is abating in the auto insurance business as the industry faces profit margins affected by factors such as higher jury awards, higher medical costs, increased auto body repair costs (partly based on the decreasing use of after-market parts and the corresponding increase in the use of original equipment manufacturer parts), the popularity of sport utility vehicles and higher car prices.

    The personal property and casualty segment competes principally on the basis of the recognition of its brands, the scope of its distribution system, price, the breadth of its product offerings, product features, customer service, claim handling, and use of technology. In addition, extensive use of our proprietary database of underwriting and pricing experience enables Allstate to use SRM to divide the market into segments, appropriately price risks and cross sell its products within its customer base.

    In 1999 in the United States insurance industry, approximately $51.13 billion of personal property and casualty premiums were generated by independent agencies. The remaining $100.04 billion of premiums were generated by insurers placing their products directly with the consumer through employee agents, independent contractor exclusive agents and direct response marketing. As stated above, Allstate is the third largest provider of personal lines products through independent agents in the United States, based on 1999 written premium.

Catastrophe Losses and Catastrophe Management

    Information regarding catastrophe losses and management is incorporated herein by reference to the discussion of "PP&C Catastrophe Losses and Catastrophe Management" beginning on page D-9 of Appendix D to the Proxy Statement.

ALLSTATE FINANCIAL SEGMENT

Strategy

    Allstate Financial has adopted the following strategies:

  •
  Become consumer centric by understanding and meeting the needs of three consumer target groups: middle-income consumers with retirement needs; affluent, relationship-oriented traditionalists who want to preserve and grow their savings; and moderate-income consumers who have family protection needs

  •
  Extend the Allstate brand to more products and distribution channels

  •
  Broaden and strengthen product distribution by focusing on channels and participants with the greatest sales and profit opportunity

  •
  Invest in technology to drive Allstate's competitive advantage through innovation and quality in operational processes

  •
  Build a high performance organization within Allstate Financial that consistently achieves superior results through strong leadership and execution

  •
  Expand institutional products business to gain increased operating income and investment portfolio diversification

Products

    The Allstate Financial segment markets a broad line of life insurance and investment products. Our life insurance products include whole life, traditional term and interest sensitive life products, including variable life. Our investment products include fixed and variable annuities and products sold to institutions, including guaranteed investment contracts, funding agreements and annuities. We continue to develop variations of our competitive fee-based and interest sensitive products in order to satisfy changing customer needs. We evaluate Allstate Financial's results based primarily upon invested asset growth, separate account growth, face amounts of life policies in force, net income and return on required capital.

    Life insurance in force, net of reinsurance, for the segment was $242.43 billion at December 31, 2000 and $227.66 billion at December 31, 1999. As of December 31, 2000, the segment had $40.25 billion of investments and $15.30 billion of separate account assets. In 2000, annuity premiums and deposits represented 64.3% of the segment's total statutory premiums and deposits.

    In our efforts to meet the needs of Allstate Financial's three consumer target groups, we have applied to the Office of Thrift Supervision to amend the charter of Allstate Bank so that, in addition to offering trust products and services, we can offer deposit and lending products and services.

    The assets and liabilities relating to variable annuities, variable life, variable universal life and certain guaranteed investment contracts are legally segregated and reflected as assets and liabilities of the separate accounts.

    Information regarding the last three years' revenues, operating profit or loss, and identifiable assets attributable to the Allstate Financial segment is contained in Note 17 to the Consolidated Financial Statements beginning on page D-76 of Appendix D to the Proxy Statement, incorporated herein by reference.

Distribution Methods

    We distribute Allstate Financial's products through Allstate exclusive agencies, banks, independent agencies, securities firms, direct marketing, the Internet and specialized brokers. We also use Allstate's life specialists and personal financial representatives, who provide professional financial planning services and are licensed to sell a variety of investment and insurance products.

    The life specialist program will terminate on June 30, 2001. In order to continue selling Allstate Financial products and services, current life specialists must elect to convert to exclusive financial specialists prior to June 1, 2001. While life specialists are employees of Allstate Insurance Company, exclusive financial specialists are usually independent contractors.

    Allstate Financial offers products and services using the Allstate, Glenbrook, Northbrook, Lincoln Benefit and American Heritage Life brands. Generally, the segment sells Allstate brand products through exclusive agencies, securities firms, direct marketing, the Internet and specialized brokers. It sells products under the other brands through both exclusive and independent agencies, securities firms, banks and direct marketing. The products sold under the Glenbrook, Northbrook and Lincoln Benefit brands are similar to the types of products that the segment offers under the Allstate brand. The American Heritage Life brand products include health and disability insurance in addition to life insurance and annuities. American Heritage Life products are generally sold through workplace marketing. We believe that this multi-brand and multi-channel distribution strategy provides operating flexibility and allows Allstate Financial to focus on niche marketing while minimizing the conflict inherent in maintaining multiple distribution channels.

    We have been expanding the distribution of Allstate Financial products by increasing cross sales to existing Allstate customers in the personal property and casualty segment and by driving increased sales activity through stronger wholesaling efforts.

    Over the years we have established a variety of distribution arrangements for Allstate

Financial, including the following:

  •
  A joint venture with Putnam Investments, Inc., a leading investment management company, to develop, market and distribute an Allstate and Putnam co-branded variable insurance and annuity line. Putnam's portfolio managers oversee the mutual fund investments that are included as investment options in some of Allstate's variable insurance products. The products are distributed by Putnam's wholesaling force and through its relationships with banks, securities firms and financial advisors. For the year ended December 31, 2000, the joint venture with Putnam produced statutory premiums and deposits of $1.98 billion, accounting for 16.1% of the segment's total statutory premiums and deposits for the year.

  •
  The 1999 acquisition of American Heritage Life Insurance Company, a leading distributor of life, disability and health insurance to employees at their workplaces. As part of its national expansion effort, in 2000 American Heritage Life acquired (through reinsurance) the payroll deduction universal life business of Great Southern Life Insurance Company. The independent agents who produced this in force payroll deduction business were appointed to write new business on behalf of American Heritage Life.

  •
  The formation of AFD, Inc., a broker dealer distribution company, to expand Allstate Financial's wholesaling of variable annuities and other investment products through banks, independent broker dealers, Morgan Stanley Dean Witter & Co. and the AIM Mutual Fund Group.

  •
  The Allstate Financial Services program. This program allows Allstate exclusive agents to earn the "personal financial representative" designation.   The program is one of Allstate's responses to the strong demand for financial products. Personal financial representatives can provide professional financial planning, help their customers with retirement planning, and sell fixed and variable annuities and mutual fund products—in addition to property and casualty and life insurance products. As of December 31, 2000 approximately 25% of Allstate's exclusive agency force had already become personal financial representatives after passing limited securities license exams and completing the Allstate training curriculum. We estimate that half of the Allstate exclusive agency force will become personal financial representatives by 2002. New Allstate exclusive agents are required to become personal financial representatives within one year of being appointed by Allstate.

  •
  An alliance between Northbrook Life Insurance Company and Dean Witter Reynolds, Inc., a wholly-owned subsidiary of Morgan Stanley Dean Witter & Co., for the marketing and distribution of Northbrook's life and investment products exclusively through Morgan Stanley Dean Witter's Financial Advisors. For the year ended December 31, 2000, the Dean Witter alliance produced statutory premiums and deposits of $1.05 billion, accounting for 8.6% of the segment's total statutory premiums and deposits.

  •
  Glenbrook Life and Annuity Company's expanded relationship with the AIM Mutual Fund Group and Scudder Investor Services, now including AIM and Scudder mutual funds as investment options on various Glenbrook variable investment products.

  •
  A reinsurance agreement with PNC Bank Corp. whereby 50% of the business sold through PNC is reinsured to a PNC insurance affiliate.

  •
  Marketing arrangements with various banks, securities firms and independent agencies for the sale of life and investment products.

Geographic Markets

    The Allstate Financial segment's principal market is the United States, where we are authorized to sell life insurance in all 50 states and the District of Columbia through various Allstate affiliates. We are also authorized to sell life insurance through various Allstate affiliates in Puerto Rico, Canada, Indonesia and the Philippines.

    The following table reflects, in percentages, the principal geographic distribution of statutory premiums and deposits for the Allstate Financial segment for the year ended December 31, 2000:

California	10.8%
Florida	6.1%
Pennsylvania	6.0%
Illinois	4.7%
New York	4.7%
Nebraska	4.6%

    No other jurisdiction accounted for more than four percent of the statutory premiums and deposits for the Allstate Financial segment.

    Allstate has been engaged in the life insurance business in Indonesia since 1998 and the Philippines since 1999 and maintains a representative office in China. Our international businesses do not contribute significantly to our financial results. In November 2000 we sold our interest in Samshin Allstate Life Insurance Company and thereby discontinued our operations in South Korea.

Competition

    We believe that the combination of our product innovation, our relationships with well-known mutual fund managers, and our strong distributor relationships give us a competitive advantage in the rapidly growing and changing market for life insurance and investment products.

    Allstate Financial competes principally on the basis of the scope of our distribution systems, breadth of product offerings, brand recognition, financial strength, product features, price and customer service. In addition, with respect to variable life and investment products, we compete on the basis of the variety of choices in our separate account portfolio of funds and the management and performance of those funds.

    The life insurance and annuity market continues to be highly fragmented and competitive. As of December 31, 2000, there were approximately 735 groups of life insurance companies in the United States, most of which offered one or more products similar to those offered by the Allstate Financial segment and many of which used similar marketing techniques. Based on information contained in statements filed with state insurance departments, in 1999 approximately 25.1% of the life insurance and annuity statutory premiums and deposits were written by six groups of companies. The Allstate Financial segment ranked 13th based on ordinary life insurance in force and 21st based on statutory admitted assets. Banks and savings and loan associations in certain jurisdictions compete with the segment in the sale of life insurance products. In addition, because certain life insurance and investment products include a savings or investment component, competitors include securities firms, investment advisors, mutual funds, banks and other financial institutions.

    Allstate Financial is currently facing increased competition. This is due, in part, to demutualization and consolidation activity in the life insurance industry. We expect this competitive environment to continue.

Reserves

    The establishment of reserve and contractholder fund liabilities in recognition of the segment's future benefit obligations under life and annuity policies and other products are discussed in Notes 2 and 8 to the Consolidated Financial Statements beginning on pages D-42 and D-60, respectively, of Appendix D to the Proxy Statement, incorporated herein by reference.

OTHER BUSINESS SEGMENTS

    Note 17 to the Consolidated Financial Statements beginning on page D-76 of Appendix D to the Proxy Statement, incorporated herein by reference, contains information regarding the last three years' revenues, operating profit or loss, and identifiable assets attributable to the corporate and other business segment. It also contains the last three years' underwriting losses and premium earned for the discontinued lines and coverages segment.

    Allstate's corporate and other business segment is comprised of holding company activities and certain non-insurance operations.

    Allstate's discontinued lines and coverages segment consists of business no longer written by Allstate (including environmental, asbestos and other mass tort exposures) and certain commercial and other business in run-off.

    An Allstate subsidiary wrote excess and surplus lines coverages from 1972 to 1985, including professional liability coverages written principally on claims-made coverage forms. The subsidiary also wrote substantial umbrella and excess general liability coverages on an occurrence basis, including medical and other product liability coverages, for major United States corporations. In 1985, the subsidiary was merged into Allstate Insurance Company, which assumed all of its assets and liabilities. Since the early 1980s, Allstate has experienced significant increases in losses from policies arising out of the subsidiary's umbrella and excess general liability coverage for large corporations. Most of these losses are related to environmental damage, asbestos-related claims or other mass tort claims. Allstate continues to be involved in coverage litigation with some of the former subsidiary's insureds.

    Beginning in the 1960s, Allstate's assumed reinsurance business unit wrote treaty and facultative reinsurance covering property and casualty policies with major United States corporations that have since become involved in environmental, asbestos and other mass tort exposures. Allstate's assumed reinsurance business unit continues to be involved in coverage litigation and arbitration with some of its ceding companies involving liability for these claims. In 1996, Allstate sold to SCOR Re the reinsurance liabilities it had assumed in 1985 and thereafter but retained its pre-1985 assumed reinsurance liabilities.

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

    In summary, Allstate's environmental and asbestos exposures are primarily limited to policies written in periods prior to 1986 with the preponderance of the losses emanating from policies written in the 1970s. New environmental and asbestos claims, however, continue to be reported. Allstate has established reserves for the environmental and asbestos damage claims and for other mass tort exposures. Mass tort exposures primarily relate to general liability and product liability claims, such as those for medical devices and other products. However, there are significant inherent uncertainties in estimating the ultimate cost of these claims. Further information regarding the foregoing is contained in "Property-Liability Claims and Claims Expense Reserves" below. For information regarding Superfund proposed legislation, see "Regulation" below.

PROPERTY-LIABILITY CLAIMS AND CLAIMS EXPENSE RESERVES

    The following discussion of property-liability claims and claims expense reserves applies to our entire property-liability operations, encompassing both the personal property and casualty segment and the discontinued lines and coverages segment.

    We establish property-liability loss reserves to cover our estimated ultimate liability for losses and loss adjustment expenses with respect to reported claims and claims incurred but not yet reported as of the end of each accounting period. In accordance with applicable insurance laws and regulations and generally accepted accounting principles (GAAP), no specific claim reserves are established until a loss occurs, including a loss from a catastrophe. Underwriting results of the two property-liability segments are significantly influenced by estimates of property-liability claims and claims expense reserves (see Note 7 to the Consolidated Financial Statements beginning on page D-57 of Appendix D to the Proxy Statement incorporated herein by reference). These reserves are an accumulation of the estimated amounts necessary to settle all outstanding claims, including claims that have been incurred but not reported as of the reporting date. These reserve estimates are based on known facts and interpretations of circumstances, internal factors including Allstate's experience with similar cases, historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims, loss management programs and product mix. In addition, the reserve estimates are also influenced by external factors including court decisions, economic conditions and public attitudes. The effects of inflation are implicitly considered in the reserving process.

    The establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain process. The ultimate cost of a loss may vary materially from the recorded amounts. We regularly update our reserve estimates as we learn new facts and as events unfold that may have an impact on the resolution of unsettled claims. We reflect changes in prior year reserve estimates, which may be material, in the results of operations in the period in which changes are determined to be needed.

    Establishing net loss reserves for environmental, asbestos and other mass tort claims is subject to uncertainties that are greater than those presented by other types of claims. Among the complications are the lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, the availability and collectibility of reinsurance, and the extent and timing of any such contractual liability. The legal issues concerning the interpretation of various insurance policy provisions and whether these losses are, or were ever intended to be, covered are complex. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean-up costs represent insured property damage. We believe that these issues are not likely to be resolved in the near future. See Note 7 to the Consolidated Financial Statements beginning on page D-57 of Appendix D to the Proxy Statement, incorporated herein by reference.

    The following tables are summary reconciliations of the beginning and ending property-liability insurance claims and claims expense reserves, displayed individually for each of the last three years. The first table presents reserves on a gross (before reinsurance) basis. The end of year gross reserve balances are reflected in the Consolidated Statements of Financial Position on page D-38 of Appendix D to the Proxy Statement, incorporated herein by reference. The second table presents reserves on a net (after reinsurance) basis. The total net property-liability insurance claims and claims expense amounts are reflected in the Consolidated Statements of Operations on page D-36 of Appendix D to the Proxy Statement, incorporated herein by reference.

	Year Ended December 31,
GROSS ($ in millions)	2000	1999	1998
Gross reserve for property-liability claims and claims expense,
Beginning of year	$17,814	$16,881	$17,403
Acquisitions	0	1,047	96

Total gross reserve adjusted	17,814	17,928	17,499
Incurred claims and claims expense
Provision attributable to the current year	17,312	15,389	14,614
Decrease in provision attributable to prior years	(615)	(392)	(695)

Total claims and claims expense	16,697	14,997	13,919
Claim payments
Claims and claims expense attributable to current year	11,429	9,324	8,909
Claims and claims expense attributable to prior years	6,223	5,787	5,628

Total payments	17,652	15,111	14,537

Gross reserve for property-liability claims and claims expense, end of year as shown on 10-K loss reserve development table	$16,859	$17,814	$16,881

	Year Ended December 31,
NET ($ in millions)	2000	1999	1998
Net reserve for property-liability claims and claims expense,
Beginning of year	$16,161	$15,423	$15,773
Acquisitions	0	1,023	58

Total net reserves adjusted	16,161	16,446	15,831
Incurred claims and claims expense
Provision attributable to the current year	17,117	15,266	14,301
Decrease in provision attributable to prior years	(722)	(587)	(700)

Total claims and claims expense	16,395	14,679	13,601
Claim payments
Claims and claims expense attributable to current year	11,358	9,349	8,521
Claims and claims expense attributable to prior years	5,973	5,615	5,488

Total payments	17,331	14,964	14,009

Net reserve for property-liability claims and claim expense, end of year as shown on 10-K loss reserve development table (1)	$15,225	$16,161	$15,423

(1)
Reserves for claims and claims expense are net of reinsurance of $1.63 billion, $1.65 billion and $1.46 billion, at December 31, 2000, 1999 and 1998, respectively.

    The year-end 2000 gross reserves of $16.86 billion for property-liability insurance claims and claims expense, as determined under GAAP, were $2.6 billion more than the reserve balance of $14.26 billion recorded on the basis of statutory accounting practices for reports provided to state regulatory authorities. The principal differences are reinsurance recoverables from third parties totaling $1.63 billion that reduce reserves for statutory reporting and are recorded as assets for GAAP reporting and a liability for $440 million that represents a deposit on assumed reinsurance from the acquisition of Encompass. Additional differences are caused by the reserves of the international subsidiaries, which are not included in the combined United States statutory statement.

    As the tables above illustrate, Allstate's net reserve for property-liability insurance claims and claims expense at the end of 1999 developed favorably in 2000 by $722 million, compared to favorable development of the gross reserves of $615 million. Net reserve development in 2000, 1999 and 1998 was more favorable than the gross reserve development due to higher anticipated reinsurance cessions on reserve reestimates. For further discussion of Allstate's reinsurance programs, see "Property-Liability Reinsurance Ceded" beginning on page D-15 of Appendix D to the Proxy Statement, incorporated herein by reference.

    The following loss reserve development table illustrates the change over time of the net reserves established for property-liability insurance claims and claims expense at the end of the last eleven calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability. The third section, reading down, shows retroactive reestimates of the original recorded reserve as of the end of each successive year which is the result of Allstate's expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest reestimated reserve to the reserve originally established, and indicates whether or not the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims. The table also presents the gross reestimated liability as of the end of the latest reestimation period, with separate disclosure of the related reestimated reinsurance recoverable. This presentation appears for all periods in which the income recognition provisions of Statement of Financial Accounting Standards No. 113 have been applied. The loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

Loss Reserve Development

	December 31, (1)
($ in millions)	1990	1991	1992	1993	1994	1995	1996	1997	1998	1999	2000
Gross Reserves for Unpaid Claims and Claims Expense	$12,117	$13,136	$14,902	$15,209	$16,414	$17,326	$17,382	$17,403	$16,881	$17,814	$16,859
Deduct: Reinsurance Recoverable	1,028	1,066	1,419	1,338	1,298	1,490	1,784	1,630	1,458	1,653	1,634

Reserve For Unpaid Claims and Claims Expense	$11,089	$12,070	$13,483	$13,871	$15,116	$15,836	$15,598	$15,773	$15,423	$16,161	$15,225
Paid (cumulative) as of:
One year later	4,558	4,550	4,955	4,472	4,748	5,787	5,013	5,488	5,615	5,973
Two years later	6,723	6,688	7,068	6,519	7,749	8,232	7,952	8,361	8,638
Three years later	8,010	7,935	8,283	8,273	9,247	10,083	9,773	10,336
Four years later	8,778	8,694	9,430	9,140	10,400	11,170	11,040
Five years later	9,279	9,508	9,985	9,849	11,070	12,034
Six years later	9,883	9,907	10,467	10,251	11,702
Seven years later	10,196	10,284	10,762	10,725
Eight years later	10,512	10,514	11,169
Nine years later	10,708	10,885
Ten years later	11,062
Reserve Reestimated as of:
End of year	11,089	12,070	13,483	13,871	15,116	15,836	15,598	15,773	15,423	16,161	15,225
One year later	11,367	11,990	13,081	13,159	14,691	15,500	14,921	15,073	14,836	15,439
Two years later	11,576	11,909	12,745	12,890	14,295	14,917	14,450	14,548	14,371
Three years later	11,680	11,905	12,735	12,832	13,928	14,700	14,156	14,183
Four years later	11,777	12,010	12,877	12,617	13,835	14,613	13,894
Five years later	11,954	12,322	12,830	12,585	13,915	14,455
Six years later	12,378	12,395	12,895	12,730	13,882
Seven years later	12,503	12,499	13,070	12,733
Eight years later	12,612	12,686	13,113
Nine years later	12,802	12,740
Ten years later	12,882
Initial reserve in excess of (less than) reestimated reserve:
Amount	$(1,793)	$(670)	$370	$1,138	$1,234	$1,381	$1,704	$1,590	$1,052	$722
Percent	(16.2)%	(5.6)%	2.7%	8.2%	8.2%	8.7%	10.9%	10.1%	6.8%	4.5%
Gross Reestimated Liability-Latest					$15,661	$16,225	$15,960	$16,036	$16,090	$17,199
Reestimated Recoverable-Latest					1,779	1,770	2,066	1,853	1,719	1,760

Net Reestimated Liability-Latest					$13,882	$14,455	$13,894	$14,183	$14,371	$15,439
Gross Cumulative Excess (Deficiency)					$753	$1,101	$1,422	$1,367	$791	$615

(1)
For 1990 through 1995, this loss reserve development table excludes Allstate Reinsurance Co. Limited (ARCO) claims and claims expense, due to the unavailability of loss reserve development information for these claims on a comparable basis. ARCO was sold in 1996.

    The subsequent reduction in the net reserves established since December 31, 1993 shown in the foregoing table reflects favorable severity trends that Allstate has experienced, as more fully discussed below. The initial reserves established at the end of 1991 and 1990 had to be increased over the time frame used in the table principally due to the cumulative adverse reserve development on environmental, asbestos and other mass tort claims, virtually all of which relates to 1984 and prior years.

    Allstate has used complex databases developed by outside experts to estimate its potential environmental losses. In addition, Allstate has its own estimation techniques for environmental and asbestos losses. We have used a combination of these resources, along with an extensive internal review of our current claim exposures, to estimate environmental and asbestos reserves. In addition we have analyzed our reinsurance recoverables in depth. Allstate updates its evaluations of environmental, asbestos and other mass tort reserves annually. While we believe that the actuarial techniques and databases described above have assisted in our ability to estimate environmental, asbestos and other mass tort net loss reserves, these refinements may prove to be inadequate indicators of the extent of probable loss. See Note 7 to the Consolidated Financial Statements beginning on page D-57 of Appendix D to the Proxy Statement, incorporated herein by reference.

    The following table is derived from the Loss Reserve Development table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2000. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates for the indicated accident year(s).

Effect of Net Reserve Reestimates on
Calendar Year Operations

($ in millions)	1991	1992	1993	1994	1995	1996	1997	1998	1999	2000	Total
BY ACCIDENT
YEAR
1990 & PRIOR	$278	$209	$104	$97	$177	$424	$125	$109	$190	$80	$1,793
1991		(289)	(185)	(101)	(72)	(112)	(52)	(5)	(3)	(26)	(845)
1992			(321)	(332)	(115)	(170)	(120)	(39)	(12)	(11)	(1,120)
1993				(376)	(259)	(200)	(168)	(97)	(30)	(40)	(1,170)
1994					(156)	(338)	(152)	(61)	(65)	(36)	(808)
1995						60	(216)	(124)	(167)	(125)	(572)
1996							(94)	(254)	(207)	(104)	(659)
1997								(229)	(231)	(103)	(563)
1998									(62)	(100)	(162)
1999										(257)	(257)

TOTAL	$278	$(80)	$(402)	$(712)	$(425)	$(336)	$(677)	$(700)	$(587)	$(722)	$(4,363)

    Favorable calendar year reserve development in 1992 through 2000 was the result of favorable severity trends in each of the eight years, which more than offset adverse development in the discontinued lines and coverages segment.

    The favorable severity trend during this eight-year period was primarily the result of favorable injury severity trends, as compared to our anticipated trends. The positive nature of the injury severity trend was largely due to moderate medical cost inflation, mitigated by our loss management programs. The impacts of moderate medical cost inflation have emerged over time as actual claim settlements validated its magnitude. In addition, while claim settlement process changes are believed to have contributed to favorable severity trends on closed claims, these changes introduce a greater degree of variability in reserve estimates for the remaining outstanding claims at December 31, 2000. Reserve re-estimates, if any, are expected to be adversely impacted by anticipated increases in medical cost inflation rates and physical damage repair costs. See "Forward-Looking Statements and Risk Factors Affecting Allstate" in this Form 10-K.

REINSURANCE CEDED

    Information regarding reinsurance ceded is incorporated herein by reference to the discussion of "Property-Liability Reinsurance Ceded" beginning on page D-15 of Appendix D to the Proxy Statement. The property-liability operations referred to in that discussion include the personal property and casualty segment and the discontinued lines and coverages segment.

CAPITAL REQUIREMENTS

    Information regarding Allstate's capital requirements is incorporated herein by reference to the discussion of "Capital Resources and Liquidity" beginning on page D-23 of Appendix D to the Proxy Statement. The property-liability operations referred to in that discussion include the personal property and casualty segment and the discontinued lines and coverages segment.

INVESTMENTS

    Information regarding Allstate's investment portfolio and activities is incorporated herein by reference to the discussion of "Market Risk" beginning on page D-20 of Appendix D to the Proxy Statement and "Investments" beginning on page D-27 of Appendix D to the Proxy Statement. The property-liability operations referred to in those discussions include the personal property and casualty segment and the discontinued lines and coverages segment.

REGULATION

    Allstate is subject to extensive regulation and supervision in the jurisdictions in which it does business on a wide variety of matters including licensing and examination, price setting, trade practices, policy forms, the nature and amount of our investments, claims practices, participation in shared markets and guaranty funds, reserve adequacy, insurer solvency, transactions with affiliates, the amount of dividends that we may pay, and underwriting standards. This has a substantial effect on our business, especially our personal property and casualty business. Some of these matters are discussed in more detail below. For discussion of statutory financial information, see Note 14 to the Consolidated Financial Statements beginning on page D-71 of Appendix D to the Proxy Statement, incorporated herein by reference. For discussion of regulatory contingencies, see Note 12 to the Consolidated Financial Statements beginning on page D-66 of Appendix D to the Proxy Statement, incorporated herein by reference.

    Limitations on Dividends By Insurance Subsidiaries—As a holding company with no significant business operations of its own, The Allstate Corporation relies on dividends from Allstate Insurance Company as one of the principal sources of cash to pay dividends and to meet its obligations, including the payment of principal and interest on debt. Allstate Insurance Company is regulated as an insurance company in Illinois. Under Illinois law, it may not pay a dividend without notifying the Illinois Department of Insurance and providing specified financial information. Furthermore, Illinois law requires Allstate Insurance Company to notify and receive approval from the Director of the Illinois Department of Insurance for the declaration or payment of any dividend that, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of:

  •
  10% of Allstate Insurance Company's statutory surplus as of December 31 of the prior year; or

  •
  Allstate Insurance Company's statutory net income for the twelve-month period ending December 31 of the prior year.

    The laws of the other jurisdictions that generally govern our insurance subsidiaries contain similar limitations on the payment of dividends; however, in some jurisdictions the laws may be somewhat more restrictive.

    Holding Company Regulation—The Allstate Corporation and Allstate Insurance Company are insurance holding companies subject to regulation throughout jurisdictions in which their insurance subsidiaries do business. In the U.S., these subsidiaries are organized under the insurance codes of Arizona, California, Florida, Illinois, Nebraska, New Hampshire, New York, Pennsylvania, Tennessee and Texas. The insurance codes in these states contain similar provisions (subject to certain variations) to the effect that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulator. In general, a presumption of "control" arises from the ownership, control, possession with the power to vote or possession of proxies with respect to 10% or more of the voting securities of a domestic insurer or of a person that controls a domestic insurer. In Florida, regulatory approval must be obtained prior to the acquisition of 5% or more of the voting securities of a domestic stock insurer or of a controlling company. In addition, certain state insurance laws contain provisions that require pre-acquisition notification to state agencies of a change in control with respect to a non-domestic insurance company licensed to do business in that state. While such pre-

acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic insurer if certain conditions exist, such as undue market concentration. Thus, any transaction involving the acquisition of 10% (5% in Florida) or more of The Allstate Corporation's common stock would generally require prior approval by the state insurance departments in Arizona, California, Florida, Illinois, Nebraska, New Hampshire, New York, Pennsylvania and Texas and would require the pre-acquisition notification in those other states that have adopted pre-acquisition notification provisions and where the insurance subsidiaries are admitted to transact business. Such approval requirements may deter, delay or prevent certain transactions affecting the ownership of the Parent's common stock.

    Price Regulation—Nearly all states have insurance laws requiring personal property and casualty insurers to file price schedules, policy or coverage forms, and other information with the state's regulatory authority. In most cases, such price schedules and/or policy forms must be approved prior to use. While they vary from state to state, the objectives of the pricing laws are generally the same: a price must be adequate, not excessive, and not unfairly discriminatory.

    Personal property and casualty insurers are generally unable to effect price increases with respect to a line of coverage until sometime after the costs associated with such coverage have increased. The speed at which an insurer can change prices in response to competition or to increasing costs depends, in part, on whether the pricing laws are administered as (i) prior approval, (ii) file-and-use, or (iii) use-and-file laws. In states having prior approval laws, the regulator must approve a price before the insurer may use it. In states having file-and-use laws, the insurer does not have to wait for the regulator's approval to use a price, but the price must be filed with the regulatory authority prior to being used. A use-and-file law requires an insurer to file prices within a certain period of time after the insurer begins using them. Approximately one half of the states, including California, Florida and New York, have prior approval laws. Under all three types of pricing systems, the regulator has the authority to disapprove a price subsequent to its filing.

    An insurer's ability to adjust its pricing in response to competition or to increasing costs is often dependent on an insurer's ability to demonstrate to the regulator that its pricing or proposed pricing meets the requirements of the pricing laws. In those states that significantly restrict an insurer's discretion in selecting the business that it wants to underwrite, an insurer can manage its risk of loss by charging a price that reflects the cost and expense of providing the insurance. In those states that significantly restrict an insurer's ability to charge a price that reflects the cost and expense of providing the insurance, the insurer can manage its risk of loss by being more selective in the type of business it underwrites. When a state significantly restricts both underwriting and pricing, it becomes more difficult for an insurer to maintain its profitability.

    Changes in Allstate's claim settlement process, which we believe have contributed to favorable severity trends on closed bodily injury claims since 1995 and to a slowing of loss payments and an increase in the number of outstanding claims, may require Allstate to actuarially adjust loss information used in its pricing application process.

    From time to time, the private passenger auto insurance industry comes under pressure from state regulators, legislators and special interest groups to reduce, freeze or set prices at levels that do not correspond with underlying costs and expenses, in our opinion. The homeowners insurance business comes under similar pressure, particularly as regulators in catastrophe prone states struggle to identify an acceptable methodology to price for catastrophe exposure. We expect this kind of pressure to persist. In addition, our use of financial stability for underwriting and pricing regularly comes under attack by regulators, legislators and special interest groups in various states. The result could be legislation or regulation that adversely affects the profitability of Allstate's personal property and casualty segment. We cannot predict the impact on our results of operations, liquidity or financial position of possible future legislative and regulatory measures regarding pricing.

    Shared Markets—As a condition of its license to do business in various states, Allstate is required to participate in mandatory shared market mechanisms or pooling arrangements (including reinsurance) that provide various lines of insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Underwriting results related to these organizations, which tend to be adverse, have been immaterial to the results of operations.

    Guaranty Funds—Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Allstate's expenses related to these funds have been immaterial.

    Investment Regulation—Our insurance subsidiaries are subject to state laws and regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. As of December 31, 2000 the investment portfolios of our insurance subsidiaries complied with such laws and regulations in all material respects.

    Exiting Geographic Markets; Canceling and Non-Renewing Policies—Many states have laws and regulations that limit an insurer's ability to exit a market. For example, certain states limit a private passenger auto insurer's ability to cancel and non-renew policies. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of insurance business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance departments can refuse to approve these plans on the grounds that they could lead to market disruption. Laws and regulations that limit cancellation and non-renewal and that subject withdrawal plans to prior approval requirements may restrict an insurer's ability to exit unprofitable markets.

    Regulation and Legislation Affecting Consolidation in the Financial Services Industry—A number of enacted and pending legislative measures could lead to increased consolidation and increased competition for business and for capital in the financial services industry.

    At the federal level, these measures include the Gramm-Leach-Bliley Act of 1999, which eliminated many legal barriers to affiliations among banks, securities firms, insurers and other financial service providers. Under the Gramm-Leach-Bliley Act, the Parent is a grandfathered unitary thrift holding company and consequently may engage in activities that are not financial in nature.

    At the state level, these measures include legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company, thereby allowing insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) partially by their policyholders and partially by stockholders. Also several large mutual life insurers have used or are expected to use existing state laws and regulations governing the conversion of mutual insurance companies into stock insurance companies (demutualization).

    In addition, state insurance regulators are reexamining the regulatory framework that currently governs the U.S. insurance business. They are engaged in an effort to determine the proper role of state insurance regulation in the U.S. financial services industry following the enactment of the Gramm-Leach-Bliley Act. We cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on Allstate.

    Other Regulatory and Legislative Initiatives—Deferred annuities and interest-sensitive life insurance products receive favorable policyholder taxation under current tax laws and regulations. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products. In addition, the demand for the types of life insurance products that are used in estate planning may be affected by any legislative or regulatory changes to the taxation of estates.

    Environmental pollution clean-up of polluted waste sites is the subject of both federal and state regulation. The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfund") govern the clean-up and restoration of waste sites by "Potentially Responsible Parties" (PRPs). Superfund and the mini-Superfunds (Environmental Clean-up Laws or ECLs) establish a mechanism to pay for clean-up of waste sites if PRPs fail to do so, and to assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent on a variety of factors. By some estimates, there are thousands of potential waste sites subject to clean-up, but the exact number is unknown. To date, fewer than half of the designated Superfund sites have been cleaned up. The extent of clean-up necessary and the process of assigning liability remains in dispute. The insurance industry is involved in extensive litigation regarding coverage issues arising out of the clean-up of waste sites by insured

PRPs and insured parties' alleged liability to third parties responsible for the clean-up. The insurance industry, including Allstate, is disputing many such claims. Key coverage issues include whether Superfund response, investigation and clean-up costs are considered damages under the policies, trigger of coverage, applicability of several types of pollution exclusions, proper notice of claims, whether administrative liability triggers the duty to defend, appropriate allocation of liability among triggered insurers, and whether the liability in question falls within the definition of an "occurrence." Identical coverage issues exist for clean-up and waste sites not covered under Superfund. To date, courts have been inconsistent in their rulings on these issues. Allstate's exposure to liability with regard to its insureds that have been, or may be, named as PRPs is uncertain. See the discussion of Allstate's discontinued lines and coverages segment in "Other Business Segments", above.

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

OTHER INFORMATION ABOUT ALLSTATE

    As of December 31, 2000, Allstate had approximately 41,800 employees.

    Allstate's four business segments use shared services provided by Allstate Insurance Company and other affiliates, including human resources, investment, finance, information technology and legal services.

    Although the insurance business generally is not seasonal, claims and claims expense for the personal property and casualty segment tend to be higher for periods of severe or inclement weather.

    We use the following names, logos and slogans extensively in our business:

Allstate	Encompass Insurance design logo
Allstate Financial design logo	Glenbrook
Allstate Life	Good Hands
Allstate Motor Club	Northbrook design logo
Allstate Motor Club design logo	The Good Hands Network
American Heritage Life	The Good Hands People
Deerbrook Insurance Company	The slant "A" Allstate logo
Deerbrook Insurance Company design logo	The Workplace Marketer
Encompass Insurance	You're In Good Hands With Allstate

and the graphic "Good Hands" design logos featuring cupped hands. Our rights in the United States to these names, logos and slogans continue so long as we continue to use them in commerce. Most of these service marks are the subject of renewable U.S. and/or foreign service mark registrations. We believe that these service marks are important to our business and we intend to maintain our rights to them by continued use.

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

    If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in our forward-looking statements. In addition to the normal risks of business, Allstate is subject to significant risk factors, including those listed below.

  •
  The implementation of Allstate's multi-access distribution model involves risks and uncertainties that could have a material adverse effect on Allstate's results of operation, liquidity or financial position. For example, the direct customer sales capabilities could lead to unreliable sales activity, an unacceptable profit contribution and channel competition.

  •
  We continue to pursue expense reduction efforts, including the actions undertaken in connection with the $600 million expense reduction program announced in November 1999. These expense reductions are dependent on the adequacy of the actions taken to eliminate certain employee positions, consolidate Allstate's operations and facilities, and reorganize its multiple employee agency programs to a single exclusive agency independent contractor program. The savings are being partially invested in technology, competitive pricing, The Good Hands Network and advertising.

  •
  There is inherent uncertainty in the process of establishing property-liability loss reserves, particularly reserves for the cost of environmental, asbestos and other mass tort claims. This uncertainty arises from a number of factors, including ongoing interpretation of insurance policy provisions by courts, inconsistent decisions in lawsuits regarding coverage, and expanded theories of liability. In addition, ongoing changes in claims settlement practices can lead to changes in loss payment patterns, which are used to estimate reserve levels. Moreover, while we believe that improved actuarial techniques and databases have assisted us in estimating environmental, asbestos and other mass tort net loss reserves, these refinements may subsequently prove to be inadequate indicators of the extent of probable loss. Consequently, ultimate losses could materially exceed established loss reserves and have a material adverse effect on our results of operations, liquidity or financial position.

  •
  We have experienced, and we expect to continue to experience, catastrophe losses. We define "catastrophe" as an event that produces pre-tax losses, before reinsurance, in excess of $1 million and that involves multiple first party policyholders or an event that produces a number of claims in excess of a pre-set, per event, threshold of average claims in a specific area. Catastrophes are caused by various events, including earthquakes, wildfires, tornadoes, hailstorms, hurricanes, tropical storms, high winds and winter storms. While we believe that our catastrophe management initiatives (described in "PP&C Catastrophe Losses and Catastrophe Management" beginning on page D-9 of Appendix D to the Proxy Statement) have reduced the potential magnitude of possible future losses, Allstate continues to be exposed to catastrophes that could have a material adverse impact on our results of operations or financial position. Catastrophic events in the future may indicate that the techniques and data that we use to predict the probability of catastrophes and the extent of the resulting losses are inaccurate.

  •
  Changes in the severity (average cost per claim) of claims have an impact on the profitability of our business. Changes in bodily injury claim severity are driven primarily by inflation in the medical sector of the economy. Changes in auto physical damage claim severity are driven primarily by inflation in auto repair costs, auto parts prices and used car prices. Changes in loss costs for homeowners insurance policies are driven by inflation in the construction industry, in building materials and in home furnishings. However, while inflation in each of these sectors drives our severity, the level of inflation in any sector may not reflect our actual severity.

  •
  Weather conditions including the frequency and severity of tornadoes, hailstorms, hurricanes, tropical storms, high winds, and winter storms affect the frequency (rate of claim occurrence) and severity of claims in the personal property and casualty segment. Changing driving patterns affect the frequency and severity of claims in our private passenger auto insurance business.

  •
  We are currently pursuing various loss management initiatives in our personal property and casualty insurance business that we expect to contribute to the reduction of claim severity in the future. However, these initiatives may not offset the impact of increased severity, which is inherently hard to predict.

  •
  For our non-standard private passenger auto insurance business, we are pursuing programs to address adverse profitability trends. These programs include changes such as additional down-payment requirements, new underwriting criteria, pricing increases, policy non-renewal (where permitted) and certain other administrative changes. We expect these programs to have an adverse impact on written premium growth. However, they should improve profitability.

  •
  We amortize the Allstate Financial segment's policy acquisition costs in proportion to gross profits over the estimated lives of the contract periods. We periodically update the assumptions underlying the gross profits (which include estimated fees, investment margins and expense margins) to reflect our actual experience. These updates result in adjustments to our cumulative amortization of Allstate Financial's policy acquisition costs and could have a material effect on results of operations.

  •
  We believe that our reserves for life-contingent contract benefits are adequate to cover ultimate policy benefits, despite the underlying risks and uncertainties associated with their determination when payments will not occur until well into the future. We periodically review and revise our estimates. Any difference between our current assumptions and our future actual experience could have a material impact on our results of operations.

  •
  In order to meet the anticipated cash flow requirements of our obligations to policyholders,

    from time to time we adjust the effective duration of the assets and liabilities of the Allstate Financial segment's investment portfolio. (See "Market Risk" on beginning on page D-20 of Appendix D to the Proxy Statement.) Those adjustments may have an impact on the value of the investment portfolio and on investment income.

  •
  The Allstate Financial segment distributes some of its products under agreements with other members of the financial services industry that are not affiliated with Allstate. Termination of one or more of these agreements due to a change in control of any of these entities could have a detrimental effect on the segment's sales. This risk may be exacerbated by the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminated many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

  •
  Deferred annuities and interest-sensitive life insurance products receive favorable policyholder taxation under current tax laws and regulations. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products. In addition, the demand for the types of life insurance products that are used in estate planning may be affected by any legislative or regulatory changes to the taxation of estates.

  •
  The insurance business is subject to extensive regulation—particularly at the state level. Many of these restrictions affect our ability to operate and grow our businesses in a profitable manner. In particular, the personal property and casualty segment's implementation of SRM is subject to state regulatory review processes.

  •
  From time to time, the private passenger auto insurance industry comes under pressure from state regulators, legislators and special interest groups to reduce, freeze or set rates at levels that do not correspond with underlying costs, in our opinion. The homeowners insurance business faces similar pressure, particularly as regulators in catastrophe prone states struggle to identify an acceptable methodology to price for catastrophe exposure. We expect this kind of pressure to persist. In addition, our use of financial stability for underwriting and pricing regularly comes under attack by regulators, legislators and special interest groups in various states. The result could be legislation or regulation that adversely affects the profitability of Allstate's personal property and casualty segment. We cannot predict the impact on our results of operations, liquidity or financial position of possible future legislative and regulatory measures regarding rates.

  •
  For the past several years, the competitive pricing environment for private passenger auto insurance has put pressure on the personal property and casualty segment's premium growth and profit margins. We believe that this pressure is abating. However, because Allstate's personal property and casualty segment's loss ratio compares favorably to the industry, state regulatory authorities may resist our efforts to raise prices or to maintain them at current levels.

  •
  We believe that SRM will allow us to be more competitive and to operate more profitably. However, the use of SRM in any state is subject to the regulatory review process. Moreover, it is possible that the underwriting factors used by SRM and the tiered pricing model generated by SRM do not accurately reflect the level of loss costs that we will actually incur as a result of the mix of business that we generate through the use of SRM.

  •
  A number of enacted and pending legislative measures could lead to increased consolidation and increased competition for business and for capital in the financial services industry.
  •
  At the federal level, these measures include the Gramm-Leach-Bliley Act of 1999, which eliminated many legal barriers to affiliations among banks, securities firms, insurers and other financial services providers. (Under the Gramm-Leach-Bliley Act, The Allstate Corporation is a grandfathered unitary thrift holding company and consequently may engage in activities that are not financial in nature.)

  •
  At the state level, these measures include legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company, thereby allowing insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) partially by their policyholders and partially by stockholders. Also several large mutual life insurers have used or are expected to use existing state laws and regulations governing the conversion of mutual insurance companies into stock insurance companies (demutualization).

  •
  In addition, state insurance regulators are reexamining the regulatory framework that currently governs the U.S. insurance business. They are engaged in an effort to determine the proper role of state insurance regulation in the U.S. financial services industry following the enactment of the Gramm- Leach-Bliley Act. We cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what affect any such measures would have on Allstate.
  •
  Many states have laws and regulations that limit an insurer's ability to exit a market. For  example, certain states limit a private passenger auto insurer's ability to cancel and non-renew policies. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of insurance business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance departments can refuse to approve these plans on the grounds that they could lead to market disruption. Laws and regulations that limit cancellation and non-renewal and that subject withdrawal plans to prior approval requirements may restrict an insurer's ability to exit unprofitable markets.

  •
  State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require Allstate's subsidiaries to maintain financial strength ratings. These restrictions affect The Allstate

    Corporation's ability to pay dividends to stockholders and use its capital in other ways.

  •
  There is uncertainty involved in estimating the availability of reinsurance and the collectibility of reinsurance recoverables. This uncertainty arises from a number of factors, including the restructuring by reinsurers of their capital structures and segregation by the industry generally of reinsurance exposure into separate legal entities with dedicated capital.

  •
  The Allstate Corporation is a holding company with no significant business operations of its own. Consequently, to a large extent, its ability to pay dividends and meet its debt payment obligations is dependent on dividends from its subsidiaries, primarily Allstate Insurance Company.

  •
  The Allstate Corporation has a commercial paper program with a borrowing limit of $1.0 billion to cover short-term cash needs. In addition, it maintains two credit facilities totaling $1.55 billion as potential sources of funds to meet short-term liquidity requirements: a $1.50 billion, five-year revolving line of credit expiring in 2001 and a $50 million, one-year revolving line of credit expiring in 2001. The total amount outstanding at any point in time under the combination of the commercial paper program and the lines of credit is limited to $1.55 billion. The right to borrow on the five-year line of credit is subject to the requirements that Allstate Insurance Company maintain a specified statutory surplus level and that The Allstate Corporation's debt to consolidated net worth ratio (as defined in the credit agreement) not exceed a designated level. Our ability to meet the requirements is dependent upon our financial condition.  We expect to renew or replace the lines of credit during 2001, before they expire. When they are renewed or replaced, our right to borrow may become subject to different requirements.

  •
  Changes in market interest rates can have adverse effects on Allstate's investment portfolio, investment income, product sales and results of operations. Increases in market interest rates have an adverse impact on the value of the investment portfolio by decreasing unrealized capital gains on fixed income securities. Declining market interest rates could have an adverse impact on our investment income as we invest positive cash flows from operations and as we reinvest proceeds from maturing and called investments in new investments that could yield less than the portfolio's average rate. Changes in market interest rates, as compared to rates offered on some of the Allstate Financial segment's products, could make those products less attractive and therefore negatively affect sales or the level of surrenders on these products, or both. Fluctuating market conditions can negatively affect the balances in Allstate Financial's separate accounts and thereby negatively affect contract charges. The adverse effects of changing market interest rates are limited to some extent by the diversity of our product offerings, by reviews and revisions to crediting rates on certain products, and by early withdrawal surrender charges on certain products.

  •
  Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's sales. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A downgrade, while not expected, could have a material adverse effect on our business, financial condition and results of operation.

  •
  Additional risk factors regarding market risk are incorporated herein by reference to the discussion of "Market Risk" beginning on page D-20 of Appendix D to the Proxy Statement.

Executive Officers

    The following table sets forth the names of our executive officers, their current ages, their positions, and the dates of their first election as officers. "AIC" refers to Allstate Insurance Company. "ALIC" refers to Allstate Life Insurance Company.

Name	Age	Position and Offices Held	First Date Elected Officer
Edward M. Liddy	55	Chairman, President and Chief Executive Officer of Parent and AIC. Also a director of The Allstate Corporation	1994
Robert S. Apatoff	42	Senior Vice President and Chief Marketing Officer of AIC	1999
John L. Carl	53	Vice President and Chief Financial Officer of Parent; Senior Vice President and Chief Financial Officer of AIC	1999
Richard I. Cohen	56	Senior Vice President of AIC (President, Property and Casualty)	1989
Joan M. Crockett	50	Senior Vice President of AIC (Human Resources)	1994
Edward J. Dixon	57	Senior Vice President of AIC (Field Operations)	1988
Steven L. Groot	51	Senior Vice President of AIC (President, Direct Distribution and E-Commerce)	1988
Ernest A. Lausier	55	Senior Vice President of AIC (President, Independent Agency Markets)	2000
Michael J. McCabe	55	Vice President and General Counsel of Parent; Senior Vice President and General Counsel of AIC	1980
Ronald D. McNeil	48	Senior Vice President of AIC (Property Operations)	1994
Robert W. Pike	59	Vice President and Secretary of Parent; Executive Vice President, and Secretary of AIC	1978
Samuel H. Pilch	54	Controller of Parent; Group Vice President and Controller of AIC	1995
Francis W. Pollard	58	Senior Vice President and Chief Information Officer of AIC	1984
Casey J. Sylla	57	Senior Vice President and Chief Investment Officer of AIC	1995

Thomas J. Wilson	43	Senior Vice President of AIC (President, Allstate Financial)	1995

    No family relationships exist among the above-named individuals.

    Each of the officers named above may be removed from office at any time, with or without cause, by the board of directors of the relevant company.

    With the exception of Messrs. Apatoff, Carl and Lausier, these officers have held the listed positions for at least the last five years or have served Allstate in various executive or administrative capacities for at least five years. Prior to his election in November 1999 to the position stated above, Mr. Apatoff served as Corporate Vice President, Marketing for Aetna Inc. Prior to his election in April 1999 to the position stated above, Mr. Carl served as Executive Vice President and Chief Financial Officer of Amoco Corporation. Prior to his election in February 2000 to the position stated above, Mr. Lausier was President of CNA Personal Insurance.

Item 2.  Properties

    Our home office complex is located in Northbrook, Illinois. The complex consists of three buildings totaling approximately two million square feet of office space on a 185-acre site.

    We also operate from approximately 1,600 administrative, data processing, claims handling and other support facilities in North America, Europe and the Far East. Approximately 5,600,000 square feet are owned and 8,840,000 are leased. Only major facilities are owned and these are in the United States and Canada. In almost all cases, lease terms are for five years or less.

    We lease and operate our customer information centers in Vernon Hills and Woodridge, Illinois. We own the customer information center that we operate in Charlotte, North Carolina. A non-affiliate leases and operates the customer information center in Stockton, California.

    The locations out of which the Allstate exclusive agencies operate in the U.S. are normally leased by the agencies.

Item 3.  Legal Proceedings

    Incorporated in this Item 3 by reference to the "Regulation and Legal Proceedings" discussion beginning on page D-29 of Appendix D to the Proxy Statement.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    As of March 16, 2001, there were 172,064 record holders of The Allstate Corporation's common stock and the closing sale price as of 4:00 p.m. as reported in the New York Stock Exchange Composite listing was $39.80. The principal market for the common stock is the New York Stock Exchange but it is also listed on the Chicago Stock Exchange. Set forth below are the high and low New York Stock Exchange Composite listing prices of, and cash dividends declared for, the common stock during 2000 and 1999. Because the New York Stock Exchange completed its conversion to decimal pricing in January 2001, all prices have been converted to decimals and rounded to two decimal places.

	High	Low	Close	Dividends Declared
2000
First quarter	25.50	17.19	23.81	.17
Second quarter	30.13	20.06	22.25	.17
Third quarter	35.63	22.50	34.75	.17
Fourth quarter	44.75	30.81	43.56	.17

1999
First quarter	41.00	34.75	37.06	.15
Second quarter	40.75	34.81	35.88	.15
Third quarter	37.94	24.81	24.94	.15
Fourth quarter	30.56	22.88	24.06	.15

    The discussion of "Limitations on Dividends By Insurance Subsidiaries" on page 20 of this Form 10-K is incorporated by reference in this Item 5. In addition, the discussion of "Liquidity" beginning on page D-25 of Appendix D to the Proxy Statement is incorporated by reference in this Item 5.

Item 6.  Selected Financial Data

    Incorporated in this Item 6 by reference to "11-Year Summary of Selected Financial Data" beginning on page D-2 of Appendix D to the Proxy Statement.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    Incorporated in this Item 7 by reference to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page D-4 of Appendix D to the Proxy Statement.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

    Incorporated in this Item 7A by reference to the "Market Risk" discussion beginning on page D-20 of Appendix D to the Proxy Statement.

Item 8.  Financial Statements and Supplementary Data

    The consolidated financial statements of the Parent, including the notes to such statements, beginning on page D-36 of Appendix D to the Proxy Statement are incorporated in this Item 8 by reference. Quarterly results are discussed in Note 19 on page D-79.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

    Information regarding directors of the Parent is incorporated in this Item 10 by reference to the descriptions under "Election of Directors" in the Proxy Statement.

    Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated in this Item 10 by reference to "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

    Information regarding executive officers of the Parent is incorporated in this Item 10 by reference to Item 1 of this Report under the caption "Executive Officers" in Part I hereof.

Item 11.  Executive Compensation

    Information regarding executive compensation is incorporated in this Item 11 by reference to the material under the caption "Non-Employee Directors' Compensation and Benefits" on page 8 of the Proxy Statement and under the caption "Executive Compensation" beginning on page 18 of the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Information regarding security ownership of certain beneficial owners and management is incorporated in this Item 12 by reference to the material under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" on pages 9-10 of the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

    Information regarding certain relationships and related transactions is incorporated in this Item 13 by reference to the material under the heading "Certain Transactions" on page 26 of the Proxy Statement.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1 and 2	An "Index to Financial Statements and Financial Statement Schedules" has been filed as a part of this Form 10-K beginning on page S-1 hereof and is incorporated by reference in this Item 14.
(a) 3	An "Exhibit Index" has been filed as a part of this Form 10-K beginning on page E-1 hereof and is incorporated in this Item 14 by reference.
(b)	A Current Report on Form 8-K was filed November 17, 2000 (Item 9)

SIGNATURES

    Pursuant to the Requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALLSTATE CORPORATION
(Registrant)
By:	/s/ SAMUEL H. PILCH Samuel H. Pilch Controller (Principal Accounting Officer)
March 20, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD M. LIDDY Edward M. Liddy	Chairman, President and Chief Executive Officer and a Director (Principal Executive Officer)	March 20, 2001
/s/JOHN L. CARL John L. Carl	Vice President and Chief Financial Officer (Principal Financial Officer)	March 20, 2001

/s/ F. DUANE ACKERMAN F. Duane Ackerman	Director	March 20, 2001
/s/JAMES G. ANDRESS James G. Andress	Director	March 20, 2001
/s/WARREN L. BATTS Warren L. Batts	Director	March 20, 2001
/s/EDWARD A. BRENNAN Edward A. Brennan	Director	March 20, 2001
/s/ JAMES M. DENNY James M. Denny	Director	March 20, 2001
/s/ W. JAMES FARRELL W. James Farrell	Director	March 20, 2001
/s/RONALD T. LEMAY Ronald T. LeMay	Director	March 20, 2001
/s/MICHAEL A. MILES Michael A. Miles	Director	March 20, 2001
/s/H. JOHN RILEY, JR. H. John Riley, Jr.	Director	March 20, 2001
/s/JOSHUA I. SMITH Joshua I. Smith	Director	March 20, 2001
/s/JUDITH A. SPRIESER Judith A. Sprieser	Director	March 20, 2001

/s/MARY ALICE TAYLOR Mary Alice Taylor	Director	March 20, 2001

THE ALLSTATE CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

YEAR ENDED DECEMBER 31, 2000

    The following consolidated financial statements, notes thereto and related information of The Allstate Corporation are incorporated herein by reference to the Proxy Statement.

    The following additional financial statement schedules and independent auditors' report are furnished herewith pursuant to the requirements of Form 10-K.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or in notes thereto.

*
Refers to page number in Appendix D to the Proxy Statement.
**
Incorporated by reference in Item 8 herein.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2000

(in millions)	Cost/ Amortized Cost	Fair Value	Carrying Value
Type of Investment
Fixed Income Securities, Available for Sale:
Bonds:
United States government, government agencies and authorities	$2,833	$3,447	$3,447
States, municipalities and political subdivisions	18,821	19,665	19,665
Foreign governments	641	736	736
Public utilities	3,017	3,186	3,186
Convertibles and bonds with warrants attached	721	729	729
All other corporate bonds	18,594	18,781	18,781
Mortgage-backed securities	9,576	9,824	9,824
Asset-backed securities	4,110	4,170	4,170
Redeemable preferred stocks	212	220	220

Total fixed income securities	$58,525	$60,758	$60,758

Equity Securities:
Common Stocks:
Public utilities	$138	$178	$178
Banks, trusts and insurance companies	370	545	545
Industrial, miscellaneous and all other	4,088	5,109	5,109
Nonredeemable preferred stocks	258	254	254

Total equity securities	4,854	$6,086	6,086

Mortgage loans on real estate	4,599		4,599
Real estate	33		33
Policy loans	1,164		1,164
Other long-term investments	12		12
Short-term investments	1,831		1,831

Total Investments	$71,018		$74,483

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS

	Year ended December 31,
(in millions)	2000	1999	1998
Revenues
Investment income, less investment expense	$40	$47	$52
Realized capital gains and losses	(1)	(6)	32
Other income	72	72	149

	111	113	233
Expenses
Interest expense	312	210	192
Other operating expenses	6	22	10

	318	232	202

Gain on disposition of operations	—	—	49
Income (loss) from operations before income tax (benefit)/expense and equity in net income of subsidiaries	(207)	(119)	80
Income tax benefit	(102)	(68)	(24)

Income (loss) before equity in net income of subsidiaries	(105)	(51)	104
Equity in net income of subsidiaries	2,316	2,771	3,190

Net income	$2,211	$2,720	$3,294

Other comprehensive income, after-tax
Unrealized net capital gains and losses	611	(1,625)	173
Unrealized foreign currency translation adjustments	(30)	14	(2)

Other comprehensive income (loss), after-tax	581	(1,611)	171

Comprehensive income	$2,792	$1,109	$3,465

    See accompanying notes to condensed financial information and notes to Consolidated Financial Statements incorporated herein by reference.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II (CONTINUED)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF FINANCIAL POSITION

(in millions except par value data)	December 31,
	2000	1999
Assets
Investments in subsidiaries	$21,153	$19,112
Investments
Fixed income securities, at fair value (amortized cost $31 and $825)	31	824
Short-term	52	447

Total investments	83	1,271
Receivable from subsidiaries	235	402
Dividends receivable from subsidiaries	422	—
Other assets	169	135

Total assets	$22,062	$20,920

Liabilities
Short-term debt	$219	$594
Long-term debt	3,025	2,125
Payable to subsidiaries	1,195	1,285
Dividends payable to shareholders	124	120
Other liabilities	48	195

Total liabilities	4,611	4,319

Shareholders' Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 728 million and 787 million shares outstanding	9	9
Additional capital paid-in	2,604	2,664
Retained income	18,433	16,728
Deferred compensation expense	(207)	(216)
Treasury stock, at cost (172 million and 113 million shares)	(5,314)	(3,929)
Accumulated other comprehensive income:
Unrealized net capital gains	1,980	1,369
Unrealized foreign currency translation adjustments	(54)	(24)

Total accumulated other comprehensive income	1,926	1,345

Total shareholders' equity	17,451	16,601

Total liabilities and shareholders' equity	$22,062	$20,920

See accompanying notes to condensed financial information and notes to Consolidated Financial Statements incorporated herein by reference.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II (CONTINUED)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

(in millions)	Year Ended December 31,
	2000	1999	1998
Cash flows from operating activities
Net Income	$2,211	$2,720	$3,294
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(2,316)	(2,771)	(3,190)
Realized capital gains and losses	1	6	(32)
Gain on disposition of operations	—	—	(49)
Dividends received from subsidiaries	655	2,211	1,497
Other operating assets and liabilities	(1)	86	197

Net cash provided by operating activities	550	2,252	1,717

Cash flows from investing activities
Proceeds from sales and collections of investments	1,574	853	1,332
Investment purchases	(782)	(908)	(1,019)
Capital contributions to subsidiaries	(199)	(609)	(225)
Change in short-term investments, net	406	(4)	(335)
Proceeds from disposition of operations	—	—	49
Acquisitions, net of cash received	—	(87)	(275)

Net cash provided by (used in) investing activities	999	(755)	(473)

Cash flows from financing activities
Change in short-term debt, net	(375)	202	181
Transfers to subsidiaries through intercompany loan agreement, net	154	84	(181)
Repayment of long-term debt	—	—	(300)
Proceeds from issuance of long-term debt	900	825	500
Proceeds from borrowings from subsidiaries	—	—	405
Dividends paid to shareholders	(502)	(471)	(443)
Treasury stock purchases	(1,783)	(2,173)	(1,489)
Other	60	41	83

Net cash used in financing activities	(1,546)	(1,492)	(1,244)

Net increase in cash	3	5	—
Cash at beginning of year	5	—	—

Cash at end of year	$8	$5	$—

    See accompanying notes to condensed financial information and notes to Consolidated Financial Statements incorporated herein by reference.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II (CONTINUED)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL INFORMATION

1.  General

    The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the 2001 Proxy Statement of The Allstate Corporation (the "Company" or "Registrant"). The long-term debt, and short-term debt and bank borrowings presented in Note 10 "Capital Structure" on page D-63 of the 2001 Proxy Statement are direct obligations of the Company, with the exception of the $87 million and $61 million outstanding of Floating Rate Notes as of December 31, 2000 and 1999 respectively and $71 million outstanding of borrowings under American Heritage Life Investment Corporation ("AHL") credit lines as of December 31, 1999.

2.  Receivable and Payable to Subsidiaries

    The majority of the proceeds from the issuance of commercial paper has been loaned to subsidiaries through an intercompany loan agreement and is used for general purposes.

    In 1996, the Registrant borrowed $750 million from its subsidiary trusts at a weighted-average interest rate of 7.92%. These borrowings consist of $550 million and $200 million of debentures that mature in 2026 and 2045, respectively, and are redeemable by the Registrant in whole or in part beginning in 2001 and 2006, respectively. The maturity of the $550 million debenture may be extended to 2045. In 1999, the Registrant assumed $107 million of 6.75% subordinated debentures in connection with the acquisition of AHL. The subordinated debentures were issued to AHL's subsidiary trust. In August 2000, the Registrant issued 7 million shares of its common stock in exchange for settlement of its obligation of subordinated debentures to the subsidiary trust (see Note 10 "Capital Structure" on page D-63 of the 2001 Proxy Statement). The Registrant recorded $64 million, $60 million and $59 million of interest expense in 2000, 1999 and 1998, respectively, related to these borrowings.

3.  Other Income and Gain on Disposition of Operations

    Other income primarily represents income from the settlement of certain employee benefits of its subsidiaries, mainly profit sharing obligations. The gain on disposition of operations in 1998 was in connection with the conversion of 6.76% Automatically Convertible Equity Securities ("ACES") into common shares of The PMI Group, Inc.

4.  Supplemental Disclosures of Non-Cash Investing Activity and Cash-Flow Information

    The Registrant paid $293 million, $206 million and $178 million of interest on debt in 2000, 1999 and 1998, respectively.

    The Registrant received dividends from subsidiaries of $789 million and $707 million in the form of fixed income securities in 1999 and 1998, respectively.

    In August 2000, the Company issued 7 million shares of its common stock in exchange for settlement of its obligation of subordinated debentures to the subsidiary trust (see Note 10 "Capital Structure" on Page D-63 of the 2001 Proxy Statement).

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(in millions)	At December 31,			For the Year Ended December 31,
Segment	Deferred Policy Acquisition Costs	Reserves for Claims, Claims Expense and Contract Benefits	Unearned Premiums	Premium Revenue and Contract Charges	Net Investment Income(1)	Claims, Claims Expense and Contract Benefits	Amortization Policy of Acquisition Costs	Other Operating Costs and Expenses	Premiums Written (Excluding Life)
2000
Property-liability operations
PP&C	$1,100	$14,595	$7,553	$21,868		$16,386	$3,008	$2,288	$21,856
Discontinued lines and Coverages	—	2,264	—	3		9	—	7	2

Total property-liability	1,100	16,859	7,553	21,871	$1,814	16,395	3,008	2,295	21,858
Allstate Financial operations	3,209	37,338	54	2,205	2,715	3,190	450	514	352
Corporate and other	—	—	—	—	104	—	—	6	—

Total	$4,309	$54,197	$7,607	$24,076	$4,633	$19,585	$3,458	$2,815	$22,210

1999
Property-liability operations
PP&C	$1,132	$15,204	$7,607	$20,103		$14,642	$2,908	$1,977	$20,381
Discontinued lines and Coverages	—	2,610	—	9		37	—	21	8

Total property-liability	1,132	17,814	7,607	20,112	$1,761	14,679	2,908	1,998	20,389
Allstate Financial operations	2,987	32,796	64	1,623	2,260	2,578	374	372	187
Corporate and other	—	—	—	—	91	—	—	24	—

Total	$4,119	$50,610	$7,671	$21,735	$4,112	$17,257	$3,282	$2,394	$20,576

1998
Property-liability operations
PP&C	$915	$14,297	$6,376	$19,307		$13,572	$2,644	$1,735	$19,516
Discontinued lines and Coverages	—	2,584	1	—		29	—	22	(1)

Total property-liability	915	16,881	6,377	19,307	$1,723	13,601	2,644	1,757	19,515
Allstate Financial operations	2,181	28,734	48	1,519	2,115	2,415	377	315	136
Corporate and other	—	—	—	—	52	—	—	(6)	—

Total	$3,096	$45,615	$6,425	$20,826	$3,890	$16,016	$3,021	$2,066	$19,651

(1)
A single investment portfolio supports both property-liability segments.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE VI—REINSURANCE

(in millions)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percent of Amount Assumed to Net
Year Ended December 31, 2000
Life insurance in force	$359,332	$125,479	$8,582	$242,435	3.5%

Premiums and contract charges:
Life insurance	$1,962	$308	$54	$1,708	3.2%
Accident-health insurance	499	71	69	497	13.9%
Property-liability insurance	20,222	268	1,917	21,871	8.8%

Total premiums and contract charges	$22,683	$647	$2,040	$24,076	8.5%

Year Ended December 31, 1999
Life insurance in force	$328,400	$107,234	$6,495	$227,661	2.9%

Premiums and contract charges:
Life insurance	$1,546	$221	$18	$1,343	1.3%
Accident-health insurance	288	20	12	280	4.3%
Property-liability insurance	19,977	389	524	20,112	2.6%

Total premiums and contract charges.	$21,811	$630	$554	$21,735	2.5%

Year Ended December 31, 1998
Life insurance in force	$276,026	$73,769	$6	$202,267	0.0%

Premiums and contract charges:
Life insurance	$1,430	$174	$6	$1,262	0.4%
Accident-health insurance	238	4	23	257	8.9%
Property-liability insurance	19,666	433	74	19,307	0.4%

Total premiums and contract charges	$21,334	$611	$103	$20,826	0.5%

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE V—VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

		Additions
(in millions) Description	Balance at Beginning of Period	Charged to costs and expenses	Other Additions	Deductions(1)	Balance at End of Period
Year Ended December 31, 2000
Allowance for estimated losses on mortgage loans and real estate	$14	$(4)	$—	$—	$10
Allowance for reinsurance recoverable	111	(5)	—	4	102
Allowance for premium installment receivable	76	145	—	152	69
Allowance for deferred tax assets	58	21	—	—	79
Year Ended December 31, 1999
Allowance for estimated losses on mortgage loans and real estate	$15	$(1)	$—	$—	$14
Allowance for reinsurance recoverable	141	(3)	—	27	111
Allowance for premium installment receivable	54	123	1	102	76
Allowance for deferred tax assets	33	25	—	—	58
Year Ended December 31, 1998
Allowance for estimated losses on mortgage loans and real estate	$39	$(16)	$—	$8	$15
Allowance for reinsurance recoverable	147	—	—	6	141
Allowance for premium installment receivable	61	86	—	93	54
Allowance for deferred tax assets	12	21	—	—	33
(1)
Deductions in allowance for estimated losses on mortgage loans include amounts transferred to real estate. Deductions in allowance for reinsurance recovered represent write-offs, net of recoveries, of amounts determined to be uncollectible.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING
CONSOLIDATED PROPERTYCASUALTY INSURANCE OPERATIONS

	At December 31,
(in millions)	2000	1999	1998
Deferred policy acquisition costs	$1,100	$1,132	$915
Reserves for unpaid claims and claim adjustments	16,859	17,814	16,881
Unearned premiums	7,553	7,607	6,377
	Year Ended December 31,
	2000	1999	1998
Earned premiums	$21,871	$20,112	$19,307
Net investment income	1,814	1,761	1,723
Claims and claims adjustment expense incurred
Current year	17,117	15,266	14,301
Prior years	(722)	(587)	(700)
Amortization of deferred policy acquisition costs	3,008	2,908	2,644
Paid claims and claims adjustment expense	17,331	14,964	14,009
Premiums written	21,858	20,389	19,515

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
The Allstate Corporation:

    We have audited the consolidated financial statements of The Allstate Corporation and subsidiaries as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 23, 2001; such consolidated financial statements and report are included in The Allstate Corporation Notice of Annual Meeting and Proxy Statement dated March 26, 2001 and are incorporated herein by reference. Our audits also include the financial statement schedules of The Allstate Corporation and subsidiaries, listed in the Index at Item 14 (a)2. These financial statement schedules are the responsibility of The Allstate Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Chicago, Illinois
February 23, 2001

EXHIBIT INDEX

The Allstate Corporation Form 10-K
For the Year Ended December 31, 2000

Exhibit No.	Document Description	Sequential Page No.
3(a)	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on February 4, 1999. Incorporated herein by reference to Exhibit 3(a) to The Allstate Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.**
3(b)	By-Laws as amended effective May 18, 2000. Incorporated herein by reference to Exhibit 3(ii) to The Allstate Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.**
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
10.2
Supplemental Tax Sharing Agreement dated January 27, 1995 between Sears, Roebuck and Co. and The Allstate Corporation. Incorporated herein by reference to Exhibit 10(d) to The Allstate Corporation's Current Report on Form 8-K dated February 22, 1995.**
10.3*
Allstate Insurance Company Supplemental Retirement Income Plan, as amended and restated effective January 1, 1996. Incorporated herein by reference to Exhibit 10.11 to The Allstate Corporation's Annual Report on Form 10-K for 1995.**

10.4*	The Allstate Corporation Deferred Compensation Plan, as amended and restated as of November 1, 2000	E-5
10.5*
The Allstate Corporation Amended and Restated Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of February 5, 1997. Incorporated herein by reference to Exhibit 4 to Registration Statement No. 333-16129.**
10.6*
The Allstate Corporation Annual Executive Incentive Compensation Plan, as amended and restated as of March 9, 1999. Incorporated herein by reference to Exhibit 10.14 to The Allstate Corporation's Annual Report on Form 10-K for 1998.**
10.7*
The Allstate Corporation Long-Term Executive Incentive Compensation Plan, as amended and restated as of March 9, 1999. Incorporated herein by reference to Exhibit 10.15 to The Allstate Corporation's Annual Report on Form 10-K for 1998.**
10.8*
The Allstate Corporation Equity Incentive Plan, as amended and restated as of November 10, 1998. Incorporated herein by reference to Exhibit 10.16 to The Allstate Corporation's Annual Report on Form 10-K for 1998.**
10.9*	Form of stock option under the Equity Incentive Plan. Incorporated by reference to Exhibit 10.15 to The Allstate Corporation Annual Report on Form 10-K for 1999**.
10.10*	Form of stock option with reload under the Equity Incentive Plan Incorporated by reference to Exhibit 10.16 to The Allstate Corporation Annual Report on Form 10-K for 1999**.

10.11*	Form of restricted stock grant under the Equity Incentive Plan. Incorporated by reference to Exhibit 10.17 to The Allstate Corporation Annual Report on Form 10-K for 1999**.
10.12*	The Allstate Corporation Equity Incentive Plan for Non-Employee Directors as amended and restated on September 18, 2000 effective June 1, 2001.	E-17
10.13*
The Allstate Corporation Employees Replacement Stock Plan, as amended and restated on November 10, 1998. Incorporated herein by reference to Exhibit 10.20 to The Allstate Corporation's Annual Report on Form 10-K for 1998.**
10.14*	Form of stock option under the Employees Replacement Stock Plan. Incorporated herein by reference to Exhibit 10.21 to The Allstate Corporation's Annual Report on Form 10-K for 1995.**
10.15*	Form of restricted stock grant under the Employees Replacement Stock Plan. Incorporated herein by reference to Exhibit 10.22 to The Allstate Corporation's Annual Report on Form 10-K for 1995.**
10.16*
The Allstate Corporation Annual Covered Employee Incentive Compensation Plan adopted and made effective on March 9, 1999. Incorporated herein by reference to Exhibit 10.23 to The Allstate Corporation's Annual Report on Form 10-K for 1998.**
10.17*
Retirement Benefits of Edward M. Liddy, Chairman, President and Chief Executive Officer. Incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.**

10.18*	CEO Change of Control Employment Agreement. Incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.**
10.19*
Other Named Executive Officer Change of Control Employment Agreement. Incorporated herein by reference to Exhibit 10.4 to The Allstate Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.**
11	Computation of Earnings per Common Share	E-30
12	Computation of Earnings to Fixed Charges Ratio	E-31
21	Subsidiaries of The Allstate Corporation	E-32
23	Independent Auditors' Consent	E-36
99	The Allstate Corporation's Notice of Annual Meeting and Proxy Statement dated March 26, 2001 is incorporated herein by reference.

*
A management contract or compensatory plan or arrangement

**
SEC File Number 1-11840

QuickLinks

TABLE OF CONTENTS
Part I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
Part IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
SCHEDULE I—SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES DECEMBER 31, 2000
STATEMENTS OF OPERATIONS
STATEMENTS OF FINANCIAL POSITION
STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED FINANCIAL INFORMATION
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
SCHEDULE VI—REINSURANCE
SCHEDULE V—VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS
SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING CONSOLIDATED PROPERTYCASUALTY INSURANCE OPERATIONS
INDEPENDENT AUDITORS' REPORT
EXHIBIT INDEX