Form 10-Q
period 2001-03-31
ALLSTATE CORP
filed 2001-05-15
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11840

THE ALLSTATE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	36-3871531 (I.R.S. Employer Identification No.)
2775 Sanders Road Northbrook, Illinois (Address of principal executive offices)	60062 (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 847/402-5000

REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

 YES /x/  NO / /

    AS OF APRIL 30, 2001, THE REGISTRANT HAD 724,436,131 COMMON SHARES, $.01 PAR VALUE, OUTSTANDING.

THE ALLSTATE CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2001

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2001 and 2000 (unaudited)	1
	Condensed Consolidated Statements of Financial Position as of March 31, 2001 (unaudited) and December 31, 2000	2
	Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2001 and 2000 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4
	Independent Accountants' Review Report	19
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 6.	Exhibits and Reports on Form 8-K	35

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in millions except per share data)	2001	2000
	(Unaudited)
Revenues
Property-liability insurance premiums earned	$5,453	$5,471
Life and annuity premiums and contract charges	509	541
Net investment income	1,220	1,090
Realized capital gains and losses	(51)	184

	7,131	7,286

Costs and expenses
Property-liability insurance claims and claims expense	4,070	4,138
Life and annuity contract benefits	798	745
Amortization of deferred policy acquisition costs	847	890
Operating costs and expenses	659	638
Amortization of goodwill	13	12
Restructuring and related charges	8	28
Interest expense	62	47

	6,457	6,498

Income from operations before income tax expense, dividends on preferred securities and cumulative effect of change in accounting principle	674	788
Income tax expense	155	216

Income before dividends on preferred securities and cumulative effect of change in accounting principle	519	572
Dividends on preferred securities of subsidiary trusts	(10)	(11)
Cumulative effect of change in accounting for derivative and
embedded derivative financial instruments, after-tax	(9)	—

Net income	$500	$561

Earnings per share:
Net income per share—basic	$0.69	$0.73

Weighted average shares—basic	726.6	767.6

Net income per share—diluted	$0.68	$0.73

Weighted average shares—diluted	730.3	772.1

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in millions except par value data)	March 31, 2001	December 31, 2000
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $60,276 and $58,525)	$63,089	$60,758
Equity securities, at fair value (cost $4,912 and $4,854)	5,582	6,086
Mortgage loans	4,782	4,599
Short-term	2,568	1,831
Other	1,284	1,209

Total investments	77,305	74,483
Cash	144	222
Premium installment receivables, net	3,863	3,802
Deferred policy acquisition costs	4,244	4,309
Reinsurance recoverables, net	2,606	2,352
Accrued investment income	933	942
Property and equipment, net	999	1,000
Goodwill	1,231	1,247
Other assets	1,301	1,153
Separate Accounts	13,827	15,298

Total assets	$106,453	$104,808

Liabilities
Reserve for property-liability insurance claims and claims expense	$16,572	$16,859
Reserve for life-contingent contract benefits	8,873	8,468
Contractholder funds	30,121	28,870
Unearned premiums	7,573	7,607
Claim payments outstanding	757	908
Other liabilities and accrued expenses	6,733	4,918
Deferred income taxes	270	348
Short-term debt	321	219
Long-term debt	3,112	3,112
Separate Accounts	13,827	15,298

Total liabilities	88,159	86,607

Commitments and Contingent Liabilities (Notes 3, 5 and 7)
Mandatorily Redeemable Preferred Securities of Subsidiary Trusts	750	750
Shareholders' equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2 billion shares authorized and 900 million issued, 725 million and 728 million shares outstanding	9	9
Additional capital paid-in	2,604	2,604
Retained income	18,795	18,433
Deferred compensation expense	(224)	(207)
Treasury stock, at cost (175 million and 172 million shares)	(5,478)	(5,314)
Accumulated other comprehensive income:
Unrealized net capital gains and net gains on derivative financial instruments	1,903	1,980
Unrealized foreign currency translation adjustments	(65)	(54)

Total accumulated other comprehensive income	1,838	1,926

Total shareholders' equity	17,544	17,451

Total liabilities and shareholders' equity	$106,453	$104,808

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(in millions)	2001	2000
	(Unaudited)
Cash flows from operating activities
Net income	$500	$561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(28)	10
Realized capital gains and losses	51	(184)
Cumulative effect of change in accounting for derivative and embedded derivative financial instruments	9	—
Interest credited to contractholder funds	362	356
Changes in:
Policy benefit and other insurance reserves	(297)	(215)
Unearned premiums	(34)	(126)
Deferred policy acquisition costs	(72)	(37)
Premium installment receivables, net	(61)	(18)
Reinsurance recoverables, net	(55)	20
Income taxes payable	74	219
Other operating assets and liabilities	305	20

Net cash provided by operating activities	754	606

Cash flows from investing activities
Proceeds from sales
Fixed income securities	6,870	7,996
Equity securities	1,530	2,083
Investment collections
Fixed income securities	873	671
Mortgage loans	78	89
Investment purchases
Fixed income securities	(9,173)	(8,936)
Equity securities	(1,673)	(2,196)
Mortgage loans	(257)	(269)
Change in short-term investments, net	268	710
Change in other investments, net	63	(33)
Purchases of property and equipment, net	(47)	(98)

Net cash (used in) provided by investing activities	(1,468)	17

Cash flows from financing activities
Change in short-term debt, net	102	(416)
Contractholder fund deposits	2,162	2,070
Contractholder fund withdrawals	(1,332)	(1,347)
Dividends paid	(124)	(120)
Treasury stock purchases	(222)	(794)
Other	50	20

Net cash provided by (used in) financing activities	636	(587)

Net (decrease) increase in cash	(78)	36
Cash at beginning of period	222	254

Cash at end of period	$144	$290

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

    The accompanying condensed consolidated financial statements include the accounts of The Allstate Corporation and its wholly owned subsidiaries, primarily Allstate Insurance Company ("AIC"), a property-liability insurance company with various property-liability and life and investment subsidiaries, including Allstate Life Insurance Company (collectively referred to as the "Company" or "Allstate").

    The condensed consolidated financial statements and notes as of March 31, 2001, and for the three month periods ended March 31, 2001 and 2000 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Appendix D of the Notice of Annual Meeting and Proxy Statement dated March 26, 2001. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

New accounting standards

    The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", as of January 1, 2001. The impact of SFAS No. 133 and SFAS No. 138 (the "statements") to the Company was a loss of $9 million, after-tax, and is reflected as a cumulative effect of a change in accounting principle on the Condensed Consolidated Statements of Operations. The Company also recorded a cumulative after-tax increase of $5 million in Accumulated other comprehensive income. The FASB Derivatives Implementation Group is continuing to provide clarification and interpretation of implementation issues related to adoption of the statements. Any future clarifying or interpretative guidance which requires an adjustment to the Company's reported amounts will be reflected in subsequent reporting periods as an additional cumulative effect of a change in accounting principle.

    The statements require that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through Net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through Net income or recognized in Accumulated other comprehensive income until the hedged item is recognized in Net income. The Company has elected to adopt the provisions of the statements with respect to embedded derivative financial instruments to all such instruments held at January 1, 2001.

2. Accounting policy for derivative and embedded derivative financial instruments

    Derivative financial instruments include swaps, futures, forwards, options, interest rate caps and floors, warrants, synthetic guaranteed investment contracts, certain forward contracts for purchases of to be announced ("TBA") mortgage securities, certain investment risk transfer reinsurance agreements and certain bond forward purchase commitments. Derivatives which are required to be separated from the host instrument and accounted for as derivative financial instruments ("subject to bifurcation") are embedded in convertible fixed income securities, equity indexed life and annuity contracts, certain variable contracts sold and trust preferred securities issued (see Note 3).

    When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow or foreign currency fair value or foreign currency cash flow hedges. The hedged item may be either all or a specific portion of a recognized asset, liability or an unrecognized firm commitment attributable to a particular risk. At the inception of the hedge, the Company formally documents the hedging relationship and risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the methodology used to assess how effective the hedging instrument is in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk, or in the case of a cash flow hedge, the exposure to changes in the hedged transaction's variability in cash flows attributable to the hedged risk. The Company does not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, the Company confirms that the hedging instrument continues to be highly effective in offsetting the hedged risk. Any ineffectiveness in fair value hedges and cash flow hedges is reported in Realized capital gains and losses. At March 31, 2001, these amounts were immaterial.

    Derivatives are accounted for on a fair value basis, and reported as Other investments, Other assets, Other liabilities and accrued expenses or Contractholder funds. Embedded derivative instruments subject to bifurcation are also accounted for on a fair value basis and are reported together with the host contract. The change in the fair value of derivatives embedded in assets and subject to bifurcation are reported in Realized capital gains and losses. The change in the fair value of derivatives embedded in liabilities and subject to bifurcation may be reported in Realized capital gains and losses or Life and annuity contract benefits expense.

    Fair value hedges  The Company designates certain of its interest rate and foreign currency swap contracts, interest rate futures contracts, foreign currency forward contracts and certain investment risk transfer reinsurance agreements as fair value hedges when the hedging instrument is highly effective in offsetting the risk of changes in the fair value of the hedged item.

    For hedging instruments utilized in fair value hedges, the change in the fair value of the derivatives is reported together in Net investment income with the change in the fair value of the hedged items, when the hedged items are investment assets or a portion thereof. The change in the fair value of hedging instruments utilized in fair value hedges, when the hedged items are Contractholder funds liabilities or a portion thereof, are reported together in Life and annuity contract benefits expense with the change in the fair value of the hedged item. Accrued periodic settlements on swaps are reported in Net investment income or Life and annuity contract benefits expense. The carrying value of the hedged asset or liability, is adjusted for the change in the fair value of the hedged risk.

    Cash flow hedges  The Company designates certain of its interest rate and foreign currency swap contracts, interest rate futures contracts, foreign currency forward contracts and bond forward commitments as cash flow hedges when the hedging instrument is highly effective in offsetting the exposure of variations in cash flows for the hedged risk that could affect net income. The Company's cash flow exposure may be associated with an existing asset or liability or a forecasted transaction. Anticipated transactions must be probable of occurrence and their significant terms and specific characteristics identified.

    For hedging instruments utilized in cash flow hedges, the change in the fair value of the derivatives is reported in Accumulated other comprehensive income. Amounts are reclassified to Net investment income or Realized capital gains and losses as the hedged transaction affects net income or when the forecasted transaction affects net income. Accrued periodic settlements on swaps are reported in Net investment income. The amount in Accumulated other comprehensive income for a hedged transaction is limited to the lesser of the cumulative gain or loss on the derivative less the amount reclassified to Net income; or the cumulative gain or loss on the derivative needed to offset the cumulative change in the expected future cash flows on the hedged transaction from inception of the hedge less the derivative gain or loss previously reclassified from Accumulated other comprehensive income to Net income. If the Company expects at any time that the loss reported in Accumulated other comprehensive income would lead to a net loss on the combination of the hedging instrument and the hedged transaction which may not be recoverable, a loss is recognized immediately in Realized capital gains and losses. If an impairment loss is recognized on an asset or an additional obligation is incurred on a liability involved in a hedge transaction, any offsetting gain in Accumulated other comprehensive income is reclassified and reported together with the impairment loss or recognition of the obligation.

    Termination of hedge accounting  If, subsequent to entering into a hedge transaction, the derivative becomes ineffective (including if the hedged item is sold or otherwise extinguished or the occurrence of a hedged forecasted transaction is no longer probable), the Company may terminate the derivative position. The Company may also terminate derivatives as a result of other events or circumstances. If the derivative financial instrument is not terminated when a fair value hedge is no longer effective, the gains and losses recognized on the derivative are reported in Realized capital gains and losses. For a fair value hedge which is no longer effective or for which the derivative has been terminated, the gain or loss recognized on the risk being hedged and used to adjust the carrying amount of the asset, liability or portion thereof is amortized to Net investment income or Life and annuity contract benefits expense, respectively, beginning in the period that hedge accounting is no longer applied. When a derivative financial instrument utilized in a cash flow hedge of an existing asset or liability is no longer effective or is terminated, the gain or loss recognized on the derivative is reclassified from Accumulated other comprehensive income to Net income as the hedged risk impacts net income, beginning in the period hedge accounting is no longer applied or the derivative instrument is terminated. If the derivative financial instrument is not terminated when a cash flow hedge is no longer effective, the future gains and losses recognized on the derivative are reported in Realized capital gain and losses. When a derivative financial instrument utilized in a cash flow hedge of a forecasted transaction is terminated prior to the occurrence of the forecasted transaction, or if the cash flow hedge is no longer effective, the gain or loss recognized on the derivative is reclassified from Accumulated other comprehensive income to Realized capital gains and losses in the period that hedge accounting is no longer applied.

    Non-hedge derivative financial instruments  The Company also has certain derivatives that are used in interest rate and equity price risk management strategies for which hedge accounting is not applied. These derivatives primarily consist of indexed instruments, certain interest rate futures and swap contracts, interest rate caps and floors and certain forward contracts for TBA mortgage securities. Based upon the income statement reporting category of the risk being offset, gains and losses attributable to the change in fair value and the accrued periodic settlements for these derivatives are matched together with results of the risk being offset. Therefore, the derivatives' gains and losses and accrued periodic settlements may be recognized in Net investment income, Realized capital gains and losses, Costs and expenses or Life and annuity contract benefits expense during the period on a current basis.

3. Derivative and embedded derivative financial instruments

    The Company primarily uses derivative financial instruments to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk) and in conjunction with asset/liability management, in its Allstate Financial segment. The Company does not hold or issue these instruments for trading purposes.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    The following table summarizes the credit exposure, fair value and carrying value of the Company's derivative and embedded derivative financial instruments subject to bifurcation at March 31, 2001 as follows:

	March 31, 2001
(in millions)	Credit exposure	Fair value	Carrying value assets	Carrying value (liabilities)
Interest rate contracts
Interest rate swap agreements	$14	$(61)	$14	$(76)
Financial futures contracts	—	(2)	—	(2)
Interest rate cap and floor agreements	1	1	1	—

Total interest rate contracts	15	(62)	15	(78)
Equity and index contracts
Options, warrants, index swaps and financial futures	18	18	18	—
Foreign currency contracts
Foreign currency swap agreements	18	12	18	(6)
Foreign currency forward contracts	40	40	40	—

Total foreign currency contracts	58	52	58	(6)

Embedded derivative financial instruments
Conversion options in fixed income securities	312	312	312	—
Equity indexed options in life and annuity contracts	—	(15)	—	(15)
Forward starting options in annuity contracts	—	(5)	—	(5)
Put options in variable contracts	—	—	—	—
Term-extending options in trust preferred securities issued	—	—	—	—

Total embedded derivative financial instruments	312	292	312	(20)
Other derivative financial instruments
Synthetic guaranteed investment contracts	—	—	—	—
Reinsurance of guaranteed minimum income annuitization options in variable contracts	—	15	15	—
Forward contracts for TBA mortgage securities	7	7	7	—
Bond forward purchase commitments	4	4	4	—

Total other derivative financial instruments	11	26	26	—

Total derivative financial instruments	$414	$326	$429	$(104)

Credit exposure and carrying value includes the effects of legally enforceable master netting agreements.
Fair value and carrying value exclude accrued periodic settlements which are reported in Accrued investment income.

    Credit exposure represents the Company's potential loss if all of the counterparties failed to perform under the contractual terms of the contracts and all collateral, if any, became worthless. This exposure is measured by the fair value of contracts with a positive fair value at the reporting date reduced by the effect, if any, of master netting agreements.

    The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements and obtaining collateral where appropriate. The Company utilizes master netting agreements for all over-the-counter derivative transactions. These agreements permit either party to net payments due for transactions covered by the agreements. Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits will be exceeded. To date, the Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.

    Fair value is the estimated amount that the Company would receive (pay) to terminate or assign the derivative contracts at the reporting date. Dealer and exchange quotes are used to value the Company's derivative financial instruments. Valuation models which incorporate external market data where appropriate are used to determine the values of derivative financial instruments, including embedded derivative financial instruments subject to bifurcation.

    Interest rate swap agreements involve the exchange, at specified intervals, of interest payments calculated by reference to an underlying notional amount. The Company generally enters into swap agreements to change the interest rate characteristics of existing assets to more closely match the interest rate characteristics of the corresponding liabilities. Master netting agreements are utilized to minimize credit risk.

    Financial futures contracts are commitments to either purchase or sell designated financial instruments at a future date for a specified price or yield. They may be settled in cash or through delivery. As part of its asset/liability management, the Company generally utilizes futures contracts to manage its market risk related to fixed income securities, equity securities, certain annuity contracts and anticipatory investment purchases and sales. Futures used to reduce interest rate risk related to anticipatory transactions pertain to identified transactions that are probable to occur and are generally completed within 90 days. Futures contracts have limited off-balance-sheet credit risk as they are executed on organized exchanges and require security deposits, as well as the daily cash settlement of margins. The Company has pledged $18 million of securities on deposit as collateral at March 31, 2001.

    Interest rate cap and floor agreements give the holder the right to receive at a future date, the amount, if any, by which a specified market interest rate exceeds the fixed cap rate or falls below the fixed floor rate, applied to a notional amount. The Company purchases interest rate cap and floor agreements to reduce its exposure to rising or falling interest rates relative to certain existing assets and liabilities in conjunction with asset/liability management. Master netting agreements are utilized to minimize credit risk.

    Index swap agreements involve the exchange of interest rate payments based on a rate that is reset weekly for the total return on an index. The Company has entered into index swap transactions to mitigate market risk on the fixed income and equity securities portfolios. Master netting agreements are utilized to minimize credit risk.

    Indexed option contracts and indexed financial futures provide returns based on a specified index applied to the instrument's notional amount. The Company utilizes these instruments to achieve equity appreciation, to reduce the market risk associated with certain annuity contracts and for other risk management purposes. Where required, counterparties post collateral to minimize credit risk.

    Warrants provide the right to purchase issues of debt or common stock at predetermined prices. Stock warrants are generally received in connection with the purchase of debt or preferred stock instruments.

    Foreign currency swaps and forward contracts involve the future exchange or delivery of foreign currency on terms negotiated at the inception of the contract. The Company enters into these agreements primarily to manage the currency risk associated with investing in securities and issuing obligations that are denominated in foreign currencies. Where required, counterparties post collateral to minimize credit risk.

    Embedded derivative financial instruments subject to bifurcation include conversion options in fixed income securities, equity indexed options in life and annuity contracts, forward starting options in annuity contracts, put options in certain variable contracts and term extending options in trust preferred securities issued.

    Other derivative financial instruments. The Company markets synthetic guaranteed investment contracts, which are considered derivative financial instruments. The Company has reinsurance agreements that transfer the investment risk of guaranteed minimum income annuitization options offered in certain variable contracts. The Company enters into forward contracts to purchase highly liquid TBA mortgage securities. Certain of these contracts are considered derivatives. Bond forward purchase commitments represent firm commitments to purchase specific securities with a settlement date beyond the customary time period utilized in the market.

    Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. Market risk exists for all of the derivative financial instruments that the Company currently holds, as these instruments may become less valuable due to adverse changes in market conditions. The Company mitigates this risk through established risk control limits set by senior management. In addition, the change in the value of the Company's derivative financial instruments designated as hedges is generally offset by the change in the value of the related assets and liabilities.

    The Company reclassified pretax gains of $1 million from Accumulated other comprehensive income to Net investment income (related to redesignating futures cash flow hedging instruments to non-hedge instruments) during the first quarter of 2001. This amount was included in the transition adjustment affecting Accumulated other comprehensive income during the initial application of the statements. Of the amounts recorded in Accumulated other comprehensive income during the first quarter and not related to initial application of the statements, the Company expects to reclassify an estimated $3 million of pretax gains to Net investment income (related to cash flow hedges) during the next twelve months. Amounts released from Accumulated other comprehensive income are matched together in Net income with the results of the hedged risk. As of March 31, 2001, the Company did not terminate any hedge of a forecasted transaction because it was probable that the forecasted transaction would not occur. Therefore, no gains or losses were reclassified from Accumulated other comprehensive income to Realized capital gains and losses related thereto.

4. Earnings per share

    Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common and dilutive potential common shares outstanding. For Allstate, dilutive potential common shares consist of outstanding stock options and, in 2000, shares issuable under its mandatorily redeemable preferred securities.

    The computations of basic and diluted earnings per share are presented in the following table.

	Three months ended March 31,
(in millions, except per share data)	2001	2000
Numerator (applicable to common shareholders):
Income before dividends on preferred securities and cumulative effect of change in accounting principle	$519	$572
Dividends on preferred securities of subsidiary trusts	(10)	(11)
Cumulative effect of change in accounting for derivative and embedded derivative financial instruments	(9)	—

Net income applicable to common shareholders	$500	$561

Denominator:
Weighted average common shares outstanding	726.6	767.6
Effect of potential dilutive securities:
Stock options	3.7	1.8
Shares issuable under FELINE PRIDES Contract	—	2.7

	3.7	4.5

Weighted average common and dilutive potential common shares outstanding	730.3	772.1

Earnings per share—Basic:
Income before dividends on preferred securities and cumulative effect of change in accounting principle	$.71	$.74
Dividends on preferred securities of subsidiary trusts	(.01)	(.01)
Cumulative affect of change in accounting for derivative and embedded derivative financial instruments	(.01)	—

Net income applicable to common shareholders	$.69	$.73

Earnings per share—Diluted:
Income before dividends on preferred securities and cumulative effect of change in accounting principle	$.71	$.74
Dividends on preferred securities of subsidiary trusts	(.02)	(.01)
Cumulative effect of change in accounting for derivative and embedded derivative financial instruments	(.01)	—

Net income applicable to common shareholders	$.68	$.73

    Options to purchase 2.8 million Allstate common shares, with exercise prices ranging from $39.50 to $50.72, were outstanding at March 31, 2001 but were not included in the computation of diluted earnings per share for the three month period ended March 31, 2001 since inclusion of these options would have an anti-dilutive effect as the options' exercise prices exceeded the average market price of Allstate common shares in the three month period ended March 31, 2001. At March 31, 2000, 12.3 million outstanding stock options were excluded from the three month period ended March 31, 2000 diluted earnings per share computations due to anti-dilutive effects.

5. Reserve for Property-Liability Insurance Claims and Claims Expense

    The Company establishes reserves for claims and claims expense on reported and unreported claims of insured losses. These reserve estimates are based on known facts and interpretations of circumstances, internal factors including the Company's experience with similar cases, historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims, loss control programs and product mix. In addition, the reserve estimates are influenced by external factors including court decisions, economic conditions and public attitudes. The Company, in the normal course of business, may also supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, other professionals and information sources to assess and settle catastrophe and non-catastrophe claims. The effects of inflation are implicitly considered in the reserving process.

    The establishment of appropriate reserves, including reserve for catastrophes, is an inherently uncertain process. Allstate regularly updates its reserve estimates as new facts become known and further events occur which may impact the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reflected in the results of operations in the period such changes are determinable.

    Catastrophes are an inherent risk of the property-liability insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company's results of operations and financial position. The level of catastrophic loss experienced in any year cannot be predicted and could be material to results of operations and financial position.

    Management believes that the reserve for claims and claims expense, net of reinsurance recoverables, at March 31, 2001 is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by that date.

    Allstate's exposure to environmental, asbestos and other mass tort claims stems principally from excess and surplus business written from 1972 through 1985, including substantial excess and surplus general liability coverages on Fortune 500 companies, and reinsurance coverage written during the 1960s through the 1980s, including reinsurance on primary insurance written on large United States companies. Additional, although less material, exposure stems from direct commercial insurance written for small to medium size companies during this period. Other mass tort exposures primarily relate to general liability and product liability claims, such as those for medical devices and other products.

    In 1986, the general liability policy form used by Allstate and others in the property-liability industry was amended to introduce an "absolute pollution exclusion," which excluded coverage for environmental damage claims and added an asbestos exclusion. Most general liability policies issued prior to 1987 contain annual aggregate limits for product liability coverage, and policies issued after 1986 also have an annual aggregate limit on all coverages. Allstate's experience to date is that these policy form changes have effectively limited its exposure to environmental and asbestos claim risks assumed.

    Establishing net loss reserve for environmental, asbestos and other mass tort claims is subject to uncertainties that are greater than those presented by other types of claims. Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, availability of reinsurance and the extent and timing of any such contractual liability. The legal issues concerning the interpretation of various insurance policy provisions and whether those losses are, or were ever intended to be covered, are complex. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean-up costs represent insured property damage. Management believes these issues are not likely to be resolved in the near future.

    Allstate's reserve for environmental and asbestos claims were $1,036 million and $1,071 million, net of reinsurance recoverables of $345 million and $359 million at March 31, 2001 and December 31, 2000, respectively. Approximately 58% of the total net environmental and asbestos reserve at March 31, 2001 and December 31, 2000 are for incurred but not reported ("IBNR") estimated losses.

    Management believes its net loss reserve for environmental, asbestos and other mass tort claims are appropriately established based on available facts, technology, laws and regulations. However, due to the inconsistencies of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties, the ultimate cost of these claims may vary materially from the amounts currently recorded, resulting in an increase in the loss reserve. In addition, while the Company believes that improved actuarial techniques and databases have assisted in its ability to estimate environmental, asbestos and other mass tort net loss reserve, these refinements may subsequently prove to be inadequate indicators of the extent of probable losses. Due to the uncertainties and factors described above, management believes it is not practicable to develop a meaningful range for any such additional net loss reserve that may be required.

6. Reinsurance

    Property-liability insurance premiums and life and annuity premiums and contract charges are net of the following reinsurance ceded:

	Three months ended March 31,
(in millions)	2001	2000
Property-liability premiums earned	$70	$67
Life and annuity premiums and contract charges	83	85

    Property-liability insurance claims and claims expense and life and annuity contract benefits are net of the following reinsurance recoveries:

	Three months ended March 31,
(in millions)	2001	2000
Property-liability insurance claims and claims expense	$106	$114
Life and annuity contract benefits	70	66

7. Regulation and Legal Proceedings

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

Legal Proceedings

    Allstate and plaintiffs' representatives have agreed to settle certain civil suits filed in California, including a class action, now styled Ruth Sherman et al. v. Allstate Insurance Co., (Los Angeles County

Superior Court Case No. BC 187659), related to the 1994 Northridge, California earthquake. On June 11, 1999, the Court entered an order approving the class action settlement. This order was appealed by certain objectors to the settlement in the Sherman Class Action on August 6, 1999, and that appeal is pending. The plaintiffs in these civil suits challenged licensing and engineering practices of certain firms that Allstate retained and alleged that Allstate systematically pressured engineering firms to improperly alter their reports to reduce the loss amounts paid to some insureds with earthquake claims. The settlement class in the litigation comprised approximately 11,500 Allstate insureds who had homeowner claims based on losses attributable to the earthquake that were adjusted with the assistance of Allstate retained engineers. The settlement agreement calls for a review of the claims of qualifying class members, who request to participate, by independent structural/geotechnical engineers and independent claims adjusters. Depending upon the results of this independent review, participating class members may receive further payments for their claims. Approximately 3,000 members of the settlement class indicated an interest in participating in the independent review process, and it is anticipated that approximately 2,400 of these insureds will be cleared for independent review pursuant to the settlement. As of April 26, 2001, initial site assessments for 1307 claims had been conducted by the independent engineers and adjusters as part of the independent review process, which is ongoing. Payments totaling $1,705,846 had been made on 104 claims, of which 94 are now closed. The Company has insufficient information at this time to determine its ultimate financial exposure under this class settlement; however, in the opinion of management, the ultimate financial exposure in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

    For the past several years, the Company has been distributing to certain Personal, Property and Casualty ("PP&C") claimants documents regarding the claims process and the role that attorneys may play in that process. Suits challenging the use of these documents have been filed against the Company, including purported class action suits. In addition to these suits, the Company has received inquires from states' attorneys general, bar associations and departments of insurance. In certain states, the Company has continued to use these documents after agreeing to make certain modifications. In a suit brought by the Pennsylvania Attorney General, the trial court ruled that some aspects of these communications are misleading under Pennsylvania's consumer protection laws and assessed a fine in an immaterial amount. The Company is vigorously defending its rights to use these documents. The outcome of these disputes is currently uncertain.

    There are currently a number of state and nationwide putative class action lawsuits pending in various state and federal courts seeking actual and punitive damages from Allstate alleging breach of contract and fraud because of its specification of after-market (non-original equipment manufacturer) replacement parts in the repair of insured vehicles. To a large degree, these lawsuits mirror similar lawsuits filed against other carriers in the industry. Plaintiffs in these suits allege that after-market parts are not "of like kind and quality" as required by the insurance policies. The lawsuits are in various stages of development. The Company is vigorously defending these lawsuits. The outcome of these disputes is currently uncertain.

    The Company has pending several state and nationwide class action lawsuits in various state and federal courts seeking actual and punitive damages from Allstate alleging breach of contract and fraud for failing to pay inherent diminished value to insureds under a collision, comprehensive, or uninsured motorist property damage provision of an auto policy. To a large degree, these lawsuits mirror similar lawsuits filed against other carriers in the industry. Inherent diminished value is defined by plaintiffs as the difference between the market value of the insured automobile before an accident and the market value after repair. Plaintiffs allege that they are entitled to the payment of inherent diminished value under the terms of the contract. These lawsuits are in various stages of development. A class has been certified in only one case, a multi-state class action. The Company is vigorously defending these lawsuits. The outcome of these disputes is currently uncertain.

    There are a number of state and nationwide class action lawsuits pending in various state courts challenging the legal propriety of Allstate's medical bill review processes on a number of grounds,

including, among other things, the manner in which Allstate determines reasonableness and necessity. Only one statewide class action has been certified, on a conditional basis. These lawsuits, which to a large degree mirror similar lawsuits filed against other carriers in the industry, allege these processes result in a breach of the insurance policy as well as fraud. The Company denies those allegations and is vigorously defending both its processes and these lawsuits. The outcome of these disputes is currently uncertain.

    Three nationwide and two statewide putative class actions are pending against Allstate which challenge Allstate's use of certain automated database vendors in valuing total loss automobiles. To a large degree, these lawsuits mirror similar lawsuits filed against other carriers in the industry. Plaintiffs allege that flaws in these databases result in valuations to the detriment of insureds. The plaintiffs are seeking actual and punitive damages. The lawsuits are in various stages of development and Allstate is vigorously defending them, but the outcome of these disputes is currently uncertain.

    Allstate is or has been defending various lawsuits involving worker classification issues. Examples of these lawsuits include two class actions, filed after Allstate's reorganization of its California agent programs in 1996 relating to the classification of California exclusive agents as independent contractors. Among other things, the plaintiffs in these two class actions sought a determination that they had been treated as employees notwithstanding agent contracts that specify that they are independent contractors for all purposes. In both of these class actions, the court determined that the agents are independent contractors. The court's determination led to the dismissal of one suit and settlement of the other suit for a non-material amount. This settlement has received final approval. Another example is a class action relating to the worker classification of staff working in agencies. In this putative class action, plaintiffs seek damages under the Employee Retirement Income Security Act and Racketeer Influenced and Corrupt Organizations Act alleging that 10,000 agency secretaries were terminated as employees by Allstate and rehired by agencies through outside staffing vendors for the purpose of avoiding the payment of employee benefits. Allstate has been vigorously defending these lawsuits and various other worker classification lawsuits. With the exception of the case that has been settled, the outcome of these disputes is currently uncertain.

    Various other legal and regulatory actions are currently pending that involve Allstate and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of an increasing number of class action lawsuits and other types of litigation, some of which involve claims for substantial and/or indeterminate amounts (including punitive and treble damages) and the outcome of which are unpredictable. This litigation is based on a variety of issues including insurance, claim settlement and worker classification practices. However, at this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

Shared markets

    As a condition of its license to do business in various states, the Company is required to participate in mandatory property-liability shared market mechanisms or pooling arrangements including reinsurance, which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage voluntarily provided by private insurers. Underwriting results related to these organizations, which tend to be adverse to the Company, have been immaterial to the results of operations.

8. Business Segments

    Summarized financial performance data for each of the Company's reportable segments for the three months ended March 31, are as follows:

	Three months ended March 31,
(in millions)	2001	2000
Income from operations before income taxes, dividends on preferred securities and cumulative effect of change in accounting principle
Property-Liability
Underwriting income (loss)
PP&C	$115	$22
Discontinued Lines and Coverages	(4)	(5)

Total underwriting income (loss)	111	17
Net investment income	466	424
Realized capital gains and losses	27	184

Property-Liability income from operations before income taxes and cumulative effect of change in accounting principle	604	625
Allstate Financial
Premiums and contract charges	509	541
Net investment income	732	637
Realized capital gains and losses	(80)	22
Contract benefits	798	745
Operating costs and expenses	253	250
Restructuring charges	1	2

Allstate Financial income from operations before income taxes and cumulative effect of change in accounting principle	109	203
Corporate and Other
Net investment income	22	29
Realized capital gains and losses	2	(22)
Operating costs and expenses	63	47

Corporate and Other loss from operations before income taxes, dividends on preferred securities and cumulative effect of change in accounting principle	(39)	(40)

Consolidated income from operations before income taxes, dividends on preferred securities and cumulative effect of change in accounting principle	$674	$788

    Summarized revenue data for each of the Company's business segments for the three months ended March 31, are as follows:

	Three months ended March 31,
(in millions)	2001	2000
Revenues
Property-Liability
Premiums earned
PP&C	$5,453	$5,470
Discontinued Lines and Coverages	—	1

Total premiums earned	5,453	5,471
Net investment income	466	424
Realized capital gains and losses	27	184

Total Property-Liability	5,946	6,079
Allstate Financial
Premiums and contract charges	509	541
Net investment income	732	637
Realized capital gains and losses	(80)	22

Total Allstate Financial	1,161	1,200
Corporate and Other
Net investment income	22	29
Realized capital gains and losses	2	(22)

Total Corporate and Other	24	7

Consolidated Revenues	$7,131	$7,286

9. Comprehensive Income

    The components of other comprehensive income on a pretax and after-tax basis for the three months ended March 31, are as follows:

	Three months ended March 31,
	2001			2000
(in millions)	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized net capital gains and losses and net gains on derivative financial instruments
Unrealized holding gains (losses) arising during the period	$(199)	$69	$(130)	$455	$(159)	$296
Less: reclassification adjustments	(39)	14	(25)	209	(73)	136

Unrealized net capital gains and losses	(160)	55	(105)	246	(86)	160
Cumulative effect of change in accounting for derivative financial instruments	8	(3)	5	—	—	—
Net gains on derivative financial instruments arising during the period	27	(9)	18	—	—	—
Less: reclassification adjustments	(7)	2	(5)	—	—	—

Net gains on derivative financial instruments	42	(14)	28	—	—	—

Unrealized net capital gains (losses) and net gains on derivative financial instruments	(118)	41	(77)	246	(86)	160
Unrealized foreign currency translation adjustments	(17)	6	(11)	(6)	2	(4)

Other comprehensive income (loss)	$(135)	47	(88)	$240	$(84)	156

Net income			500			561

Comprehensive income			$412			$717

10. Company Restructuring

    On November 10, 1999, the Company announced a series of strategic initiatives to aggressively expand its selling and service capabilities. The Company also announced a program to reduce current annual expenses by approximately $600 million. The reduction in expenses comes from field realignment, the reorganization of employee agents to a single exclusive agency independent contractor program, the closing of a field support center and four regional offices, and from reduced employee related expenses and professional services as a result of reductions in force, attrition and consolidations. The reduction in employees was estimated as approximately 4,000 non-agent positions, exclusive of selected hires to staff new initiatives, across all employment grades and categories by the end of 2000, or approximately 10% of the Company's non-agent work force. In addition, the Company continues to pursue other expense reduction actions.

    As a result of the cost reduction program, Allstate established a $69 million restructuring liability during the fourth quarter of 1999 for certain employee termination costs and qualified exit costs. The employee termination costs accrued as part of the restructuring reserve primarily reflected severance and the incremental cost of enhanced post-retirement benefits. The exit costs accrued primarily related to lease termination and post-exit rent expenses. As a result of additional actions, the Company has experienced similar costs since that date. The following table illustrates the inception to date change in the restructuring liability at March 31, 2001:

(in millions)	Employee costs	Exit costs	Total
Balance at December 31, 1999	$59	$10	$69
Net adjustments to the liability	1	21	22
Payments applied against the liability	(50)	(10)	(60)
Incremental post-retirement benefits classified with OPEB liability	(6)	—	(6)

Balance at March 31, 2001	$4	$21	$25

    The payments applied against the restructuring liability for employee costs primarily reflect severance. Payments applied for exit costs generally have consisted of post-exit rent expenses and contract termination penalties. Increases in the liability incurred during the year are due to estimates of additional severance and other exit costs.

    As of March 31, 2001, 2,350 non-agent employees have been involuntarily terminated and approximately 1,640 non-agent positions have been eliminated through net attrition pursuant to the restructuring plan. As of March 31, 2001, 2,400 agents have terminated their agency relationship with the Company at their election pursuant to the plan to reorganize exclusive agents to a single independent contractor program.

    An additional $59 million of pretax restructuring related costs ($38 million after-tax), net of related non-cash settlement and curtailment accounting gains as required under SFAS No. 88 and SFAS No. 106 on Allstate's retirement plans in the amount of $168 million, were expensed as incurred during 2000. The gross expenses recognized primarily consisted of agent separation and reorganization costs, retention bonuses and termination costs not qualifying for accrual at the time of the restructuring plan adoption.

    The non-cash retirement plans' settlement and curtailment gains, as required in conformity with accounting principles generally accepted in the United States of America ("GAAP"), were recorded in 2000 in connection with the reorganization of agents to a single independent contractor program, and the termination of non-agent employees. The $168 million accounting gain includes a settlement gain of $7 million resulting from the accelerated recognition of deferred net actuarial gains that arose due to the favorable investment experience and demographic changes in the retirement plans and a curtailment gain of $161 million due to the accelerated recognition of unrecognized prior service cost and the reduction in the projected benefit obligation as a result of agents separating from the Company.

    As a result of agent separations relating to the agent reorganization plan, the pension plan made benefit payments of approximately $480 million to terminating agents.

    The Company does not anticipate that further charges related to the restructuring program will be material to Allstate's results of operations.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of
The Allstate Corporation:

    We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the year then ended, not presented herein. In our report dated February 23, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

Deloitte & Touche LLP

Chicago, Illinois
May 11, 2001

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

    The following discussion highlights significant factors influencing results of operations and changes in financial position of The Allstate Corporation (the "Company" or "Allstate"). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I Item 1 contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I Item 1 and Part II Item 7 and Item 8 of The Allstate Corporation Annual Report on Form 10-K for 2000 and in Appendix D of the Notice of Annual Meeting and Proxy Statement dated March 26, 2001.

CONSOLIDATED REVENUES

	Three months ended March 31,
($ in millions)	2001	2000
Property-liability insurance premiums	$5,453	$5,471
Life and annuity premiums and contract charges	509	541
Net investment income	1,220	1,090
Realized capital gains and losses	(51)	184

Total revenues	$7,131	$7,286

    Consolidated revenues for the first quarter of 2001 decreased 2.1% from the first quarter of 2000, reflecting increased net investment income, offset by realized capital losses, lower Allstate Financial premiums and contract charges and lower Property-Liability insurance premiums earned. Investment income increased during 2001 compared to 2000 due to higher investment balances, income from partnership interests and higher yields.

CONSOLIDATED NET INCOME

	Three months ended March 31,
($ in millions, except per share data)	2001	2000
Net income	$500	$561
Net income per share (Basic)	.69	.73
Net income per share (Diluted)	.68	.73
Realized capital gains and losses, after-tax	(33)	109
Restructuring and related charges, after-tax	5	18

    Net income decreased 10.9% due to increased operating results offset by realized capital losses. Net income per diluted share decreased 6.8% in 2001 due to lower net income being partially offset by the accretive effect of the share repurchase program.

PROPERTY-LIABILITY OPERATIONS

Overview

    The Company's Property-Liability operations consist of two business segments: Personal Property and Casualty ("PP&C") and Discontinued Lines and Coverages. PP&C is principally engaged in the sale of property and casualty insurance, primarily private passenger auto and homeowners insurance to individuals in the United States and Canada. Discontinued Lines and Coverages represents business no longer written by Allstate and includes the results from environmental, asbestos and other mass tort exposures, and certain commercial and other businesses in run-off. Such groupings of financial information are consistent with that used by management for evaluating segment performance and determining the allocation of resources.

    Summarized financial data and key operating ratios for Allstate's Property-Liability operations are presented in the following table.

	Three months ended March 31,
($ in millions, except ratios)	2001	2000
Premiums written	$5,440	$5,379

Premiums earned	$5,453	$5,471
Claims and claims expense	4,070	4,138
Operating costs and expenses	1,260	1,285
Amortization of goodwill	5	5
Restructuring and related charges	7	26

Underwriting income	111	17
Net investment income	466	424
Income tax expense on operations	132	99
Realized capital gains and losses, after-tax	17	119
Cumulative effect of a change in accounting principle, after-tax	(3)	—

Net income	$459	$461

Catastrophe losses	$82	$382

Operating ratios
Claims and claims expense ("loss") ratio	74.7	75.6
Expense ratio	23.3	24.1

Combined ratio	98.0	99.7

Effect of catastrophe losses on combined ratio	1.5	7.0

Effect of restructuring and related charges on combined ratio	0.1	0.5

Underwriting Results

    PP&C  The Company continues to execute a series of strategic initiatives, which were initiated in 1999, to aggressively expand customer selling and service capabilities. These initiatives include rolling out The Good HandsSM Network, implementing Strategic Risk Management ("SRM"), installing new agency and claim technology, and introducing enhanced marketing and advertising. The Company believes successful execution of these initiatives will result in customer selling and service advantages and improved profitability in an increasingly competitive marketplace.

    Summarized underwriting results and key operating ratios for the PP&C segment are presented in the following table.

	Three months ended March 31,
($ in millions, except ratios)	2001	2000
Premiums written	$5,441	$5,379

Premiums earned	$5,453	$5,470
Claims and claims expense	4,067	4,134
Other costs and expenses	1,259	1,283
Amortization of goodwill	5	5
Restructuring and related charges	7	26

Underwriting income	$115	$22

Catastrophe losses	$82	$382

Operating ratios
Claims and claims expense ("loss") ratio	74.6	75.6
Expense ratio	23.3	24.0

Combined ratio	97.9	99.6

Effect of catastrophe losses on combined ratio	1.5	7.0

Effect of restructuring and related charges on combined ratio	0.1	0.5

    PP&C sells primarily private passenger auto and homeowners insurance to individuals through exclusive Allstate agencies and independent agencies. The Company's marketing strategy is to provide sales and service to new and existing customers in the distribution channels of their choice. A major part of this strategy is The Good Hands Network, a multi-access platform that integrates the Internet, Customer Information Centers ("CICs") and local exclusive Allstate agencies, which continue to be the principal distribution channel for new business. Approximately 54% of the United States population was able to access Allstate products through The Good Hands Network as of April 30, 2001, including residents of California, Kansas and Mississippi. Additionally, EncompassSM Insurance products are accessible through independent agencies.

    The Company generally separates the voluntary personal auto insurance business into two categories for underwriting and pricing purposes: the standard market and the non-standard market. Generally, standard auto customers are expected to have lower risks of loss than non-standard auto customers.

    In 2001, in conjunction with the roll-out of The Good Hands Network, the Company continues the implementation of SRM which is a tier-based pricing, underwriting and marketing program that enhances the Company's competitiveness with those customers who will potentially provide the best profitability over their lifetime with the Company, characterized as high lifetime value. The factors SRM uses to place each auto customer in a risk category include the number of years of continuous coverage with a prior insurer, prior bodily injury liability limits and financial stability. Management intends to continue to refine and implement SRM as the regulatory review process is completed, additional analysis is performed and new factors are introduced. To date, a majority of the markets where SRM has been implemented have experienced increased agent productivity and increased percentages of customers with multiple policies.

    The Company's strategy for homeowners is to target customers whose risk of loss provides the best opportunity for profitable growth. Because homeowners is less price-sensitive than the private passenger auto business, new business growth attributable to SRM will occur more gradually in this line of business than in the auto insurance business. The factors SRM uses to place each homeowners customer in a risk category include prior claim activity and financial stability. The homeowners strategy also includes managing exposure on policies in areas where the potential loss from catastrophes exceeds acceptable levels.

    Premiums written by line for the PP&C segment are presented in the following table.

	Three months ended March 31,
($ in millions)	2001	2000
Standard auto	$3,279	$3,162
Non-standard auto	713	876
Homeowners	912	864
Commercial lines	179	169
Other personal lines	358	308

Premiums written	$5,441	$5,379

    Standard auto premiums written increased 3.7% in the first quarter of 2001, to $3.28 billion, from $3.16 billion in the first quarter of 2000. Excluding the impact of Encompass, standard auto premiums increased 4.9% in the first quarter of 2001 over the first quarter of 2000 due to a 2.5% increase in the number of new and renewal policies in force and a 1.2% increase in average premium per policy. Encompass premiums decreased 7.7% in the first quarter of 2001 compared to the first quarter of 2000 due to increases in average premium per policy being offset by decreases in policies in force.

    Increases in standard auto average premium per policy in 2001 were due to rate actions taken in both Allstate and Encompass during 2000 and the first quarter of 2001, and also due to policyholders selecting additional coverage. PP&C received approval for standard auto rate changes, some in connection with the implementation of SRM, in 24 states during the first quarter of 2001 with a projected average annual increase in these states of 3.0%.

    Non-standard auto premiums written decreased 18.6% in the first quarter of 2001, to $713 million, from $876 million in the first quarter of 2000, due to a 23.4% decrease in policies in force being partly offset by a 3.9% increase in average premium per policy, compared to the same period in 2001. PP&C received approval for non-standard auto rate changes, some in connection with the implementation of SRM, in 16 states during the first quarter of 2001 with a projected average annual increase in these states of 8.5%.

    Decreases in non-standard auto premiums during the first quarter of 2001 were primarily due to the Company's implementation of programs to address adverse profitability trends. These programs vary by state and include changes such as additional premium down payment requirements, tightening underwriting requirements, rate increases, non-renewing policies where permitted and certain other administrative changes. These programs are expected to continue to adversely impact non-standard written premium growth in the near term while positioning the Company for improved profitability. As a result of the actions taken in this line, the frequency of losses has decreased. The Company will continue to implement SRM for non-standard auto policies subject to the regulatory review process as well as internal monitoring of the performance and profitability of the SRM factors. The involuntary business written by shared markets generally increases when the underwriting standards used by the Company and other participants in the non-standard auto industry lead them to write less non-standard auto insurance business.

    Homeowners premiums written increased 5.6% in the first quarter of 2001, to $912 million, from $864 million in the first quarter of 2000. Excluding the impact of Encompass, homeowners premiums written increased 7.1% in the first quarter of 2001 over the first quarter of 2000 due to a 2.0% increase in renewal policies in force, and a 4.0% increase in average premium per policy. Encompass premiums decreased

5.7% in the first quarter of 2001 compared to the first quarter of 2000 due to increases in average premium per policy being offset by decreases in policies in force.

    Increases in homeowners average premium per policy in 2001 were due to rate actions taken in both Allstate and Encompass during 2000 and the first quarter of 2001. PP&C received approval for homeowners rate changes, some in connection with the implementation of SRM, in 20 states during the first quarter of 2001 with a projected average annual increase in these states of 8.3%.

    For the first quarter of 2001, PP&C underwriting income was $111 million, compared to $17 million in the first quarter of 2000. Underwriting income increased during the quarter as compared to the prior year first quarter due to lower catastrophe losses, partially offset by increased weather-related losses and auto loss costs. Loss costs were impacted by higher standard auto and homeowners claim frequency and increased claim severity due to inflationary pressures in medical and repair costs.

    Catastrophe Losses and Catastrophe Management  Catastrophe losses for the first quarter of 2001 were $82 million compared with $382 million for the first quarter of 2000. The level of catastrophe losses experienced in any period cannot be predicted and could be material to results of operations and financial position. While management believes the Company's catastrophe management initiatives have reduced the magnitude of possible future losses, the Company continues to be exposed to catastrophes that may materially impact results of operations and financial position. The establishment of appropriate reserves for losses incurred from catastrophes, as for all outstanding property-liability claims, is an inherently uncertain process. Catastrophe reserve estimates are regularly reviewed and updated, using the most current information and estimation techniques. Any resulting adjustments, which may be material, are reflected in current operations.

    Allstate has limited, over time, its aggregate insurance exposure in certain regions prone to catastrophes. These limits include restrictions on the amount and location of new business production, limitations on the availability of certain policy coverages, policy brokering and increased participation in catastrophe pools. Allstate has also requested and received rate increases and has expanded its use of increased hurricane and earthquake deductibles in certain regions prone to catastrophes. However, the initiatives are somewhat mitigated by requirements of state insurance laws and regulations, as well as by competitive considerations.

    For Allstate, areas of potential catastrophe losses due to hurricanes include major metropolitan centers near the eastern and gulf coasts of the United States. Allstate Floridian Insurance Company ("Floridian") and Allstate Floridian Indemnity Company ("AFI") sell and service Florida residential property policies, and have access to reimbursements and exposure to assessments from the Florida Hurricane Catastrophe Fund. In addition, Floridian and AFI are subject to assessments from the Florida Windstorm Underwriting Association and the Florida Property and Casualty Joint Underwriting Association, organizations created to provide coverage for catastrophic losses to property owners unable to obtain coverage in the private insurance market.

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

    Discontinued Lines and Coverages  Summarized underwriting results for the Discontinued Lines and Coverages segment are presented in the following table.

	Three months ended March 31,
($ in millions)	2001	2000
Underwriting loss	$4	$5

    Discontinued Lines and Coverages represents business no longer written by Allstate and includes the results from environmental, asbestos and other mass tort exposures, and certain commercial and other businesses in run-off.

Net Investment Income and After-tax Realized Capital Gains and Losses

    Pretax Net Investment Income  Net investment income increased to $466 million in the first quarter of 2001 compared to $424 million in the prior year first quarter. The increase was due to income from partnership interests, higher yields and increased investment balances from positive cash flows.

    After-tax Realized Capital Gains and Losses  After-tax realized capital gains were $17 million in the first quarter of 2001 compared to $119 million in the first quarter of 2000. The decrease was due to market conditions impacting portfolio trading in the normal course of business, the valuation of certain derivative instruments and investment write-downs. A decrease of $36 million after-tax in the valuation of certain derivative instruments was due to new accounting policies in the first quarter of 2001 related to the Statements of Financial Accounting Standards Nos. 133 and 138. Additionally, period to period fluctuations in realized capital gains and losses are largely the result of the timing of sales decisions reflecting management's decisions on positioning the portfolio, as well as valuation assessments of individual securities and overall market conditions.

ALLSTATE FINANCIAL OPERATIONS

Overview

    Allstate Financial markets life and investment products. Life products consist of interest-sensitive life, traditional term and whole life, immediate annuities with life contingencies, variable life, indexed life, credit and accident and health insurance. Investment products include deferred annuities, immediate annuities without life contingencies, structured settlements and institutional products including guaranteed investment contracts and funding agreements. The segment also uses several brand identities. Generally, Allstate brand products are sold through Allstate agencies, specialized brokers, Putnam distributors and direct response marketing. Other brands such as Glenbrook Life and Annuity, Northbrook Life, Lincoln Benefit Life and American Heritage Life ("AHL") sell products through both Allstate and independent agencies, financial institutions such as securities firms and banks, and direct response marketing.

    Summarized financial data for the Allstate Financial segment is presented in the following table.

	Three months ended March 31,
($ in millions)	2001	2000
Statutory premiums and deposits	$2,867	$3,009

Investments	$42,798	$36,000
Separate Accounts assets	13,827	14,875

Investments, including Separate Accounts assets	$56,625	$50,875

GAAP Premiums	$294	$334
Contract charges	215	207
Net investment income	732	637
Contract benefits	399	393
Credited interest	399	352
Operating costs and expenses	245	228
Amortization of goodwill	8	7
Restructuring and related charges	1	2

Operating income before tax	189	196
Income tax expense	62	69

Operating income(1)	127	127
Realized capital gains and losses, after-tax (2)	(52)	4
Cumulative effect of a change in accounting principle, after-tax	(6)	—

Net income	$69	$131

(1)
The supplemental operating information presented above allows for a more complete analysis of results of operations. The net effects of realized capital gains and losses have been excluded due to the volatility between periods and because such data is often excluded when evaluating the overall financial performance of insurers. Operating income should not be considered as a substitute for any generally accepted accounting principle ("GAAP") measure of performance. The method of calculating operating income may be different from the method used by other companies and therefore comparability may be limited.
(2)
After-tax realized capital gains and losses are presented net of the effects of Allstate Finanical's deferred policy acquisition cost amortization to the extent that such effects resulted from the recognition of realized capital gains and losses.

Operating Results

    Allstate Financial Statutory Premiums and Deposits  Statutory premiums and deposits, which include premiums and deposits for all products, are used to analyze sales trends. The following table summarizes statutory premiums and deposits by product line.

	Three months ended March 31,
($ in millions)	2001	2000
Life products
Interest-sensitive	$218	$236
Traditional	97	95
Other	150	133

Total life products	465	464

Investment products
Variable	824	983
Fixed	688	1,053
Institutional	890	509

Total investment products	2,402	2,545

Total	$2,867	$3,009

    Total statutory premiums and deposits decreased 4.7% in the first quarter of 2001, compared to the first quarter of 2000. Statutory premiums on life products were $465 million in the first quarter of 2001, compared to $464 million in the first quarter of the prior year. Sales of variable and fixed annuities decreased 16.2% and 34.7%, respectively, compared to the prior year period, primarily due to declining market conditions, as volatile markets generally influence sales of investment products. Additional statutory premiums on institutional products were generated during the first quarter of 2001 primarily through the sale of funding agreements to entities issuing medium term notes. Period to period fluctuations in sales of institutional products, including funding agreements, are largely due to management's assessment of market opportunities.

    Allstate Financial GAAP Premiums and Contract Charges  Under GAAP, premiums represent revenue generated from life products with significant mortality or morbidity risk. Revenues for interest-sensitive life insurance and other products that are largely investment-related, for which deposits are treated as liabilities, are reflected as contract charges. Immediate annuities may be purchased with a life contingency whereby mortality risk is a significant factor; therefore the revenues generated on these contracts are recognized as GAAP premiums.

    The following table summarizes GAAP premiums and contract charges.

	Three months ended March 31,
($ in millions)	2001	2000
Premiums
Traditional life	$99	$92
Immediate annuities with life contingencies	56	109
Other	139	133

Total premiums	294	334

Contract Charges
Interest-sensitive life	139	139
Variable annuities	56	55
Other	20	13

Total contract charges	215	207

Total Premiums and Contract Charges	$509	$541

    In the first quarter of 2001, total premiums decreased 12.0% when compared to the first quarter of 2000, due to decreases in premiums on immediate annuities with life contingencies. Sales of immediate annuities may fluctuate from period to period due to market conditions.

    Total contract charges increased 3.9% during the first quarter of 2001 compared to the same period in the prior year, primarily due to increases in other contract charges, which include variable life and fixed annuity contracts. Contract charges on variable annuity products are generally calculated as a percentage of each account value and therefore are impacted by market fluctuations. The first quarter 2001 contract charges from these products were consistent with the prior year levels as continuing market declines were offset by higher sales during 2000.

    Allstate Financial Operating Income  Operating income was $127 million in the first quarter of 2001, compared to $127 million in the same period of 2000, as a higher investment margin was offset by a lower mortality margin and a lower margin on fee based products.

    Investment margin, which represents the excess of investment income earned over interest credited to policyholders and contractholders, increased 22.7% in the first quarter of 2001 compared to the first quarter of 2000, due to increased asset balances and higher yields.

    Mortality margin, which represents premiums and insurance charges in excess of related policy benefits, decreased 14.0% during the first quarter of 2001 as compared to the same quarter in 2000. The decrease, which negatively impacts operating income, was primarily the result of decreased premiums and insurance charges and favorable mortality losses experienced in the first quarter of the prior year.

    Allstate Financial Net Investment Income  Net investment income increased 14.9% in the first quarter of 2001 compared to the same period in the prior year. The increase was due to increased investment balances and increased investment yields. Investment balances at March 31, 2001, excluding assets of the Separate Accounts and unrealized gains on fixed income securities, grew 15.4% compared to the March 31, 2000 balance.

    Allstate Financial After-tax Realized Capital Gains and Losses  After-tax realized capital losses were $52 million in the first quarter of 2001, compared to after-tax realized capital gains in the same period of 2000 of $4 million. The decrease was due to market conditions impacting the valuation of certain derivative instruments, portfolio trading in the normal course of business, and investment write-downs. A decrease of $35 million in the valuation of certain derivative instruments was due to new accounting policies in the first quarter of 2001 related to the Statements of Financial Accounting Standards Nos. 133 and 138. Additionally, period to period fluctuations in realized capital gains and losses are largely the result of the timing of sales decisions reflecting management's decisions on positioning the portfolio, as well as valuation assessments of individual securities and overall market conditions.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

    Allstate's capital resources consist of shareholders' equity, mandatorily redeemable preferred securities and debt, representing funds deployed or available to be deployed to support business operations. These resources are summarized in the following table.

($ in millions)	March 31, 2001	December 31, 2000
Common stock and retained earnings	$15,706	$15,525
Accumulated other comprehensive income	1,838	1,926

Total shareholders' equity	17,544	17,451
Mandatorily redeemable preferred securities	750	750
Debt	3,433	3,331

Total capital resources	$21,727	$21,532

Ratio of debt to total capital resources(1)	17.5%	17.2%

(1)
When analyzing the Company's ratio of debt to total capital resources, various formulas are used. In this presentation, debt includes 50% of the mandatorily redeemable preferred securities.

    Shareholders' Equity  Shareholders' equity increased $93 million in the first quarter of 2001 when compared to year-end 2000, as net income was partially offset by share repurchases, dividends paid to shareholders and decreased unrealized net capital gains. During the first quarter of 2001, the Company acquired 5.7 million shares of its stock at a cost of $221 million as part of the current stock repurchase program. This program was 77.8% complete at March 31, 2001.

    Debt  Consolidated debt at March 31, 2001 increased compared to December 31, 2000 due to an increase in short-term borrowings outstanding.

    The Company has access to additional borrowing as follows:

  •
  Allstate has a commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. At March 31, 2001, the Company had outstanding commercial paper borrowings of $321 million.

  •
  Allstate maintains two credit facilities totaling $1.55 billion as a potential source of funds to meet short-term liquidity requirements: a $1.50 billion, five-year revolving line of credit expiring in 2001 and a $50 million, one-year revolving line of credit expiring in 2001. The right to borrow on the five-year line of credit is subject to the requirements that AIC maintain a specified statutory surplus level and that the Company's debt to consolidated net worth ratio (as defined in the agreement) not exceed a designated level. These requirements are currently being met and management expects to continue to meet them in the future. There were no borrowings under these lines of credit during the first quarter of 2001. Management expects to renew or replace both lines of credit during 2001 before they expire. When they are renewed or replaced, the total funds available and/or the borrowing terms and conditions may change. The total amount outstanding at any point in time under the combination of the commercial paper program and the lines of credit is limited to $1.55 billion.

  •
  As of March 31, 2001, the Company had the right to issue up to an additional $2.35 billion of debt securities, preferred stock, trust preferred securities or debt warrants utilizing the shelf registration statements filed with the Securities and Exchange Commission ("SEC") in August 1998 ($350 million remaining) and in June 2000 ($2.00 billion remaining).

    Financial Ratings and Strength  The Company's and its major subsidiaries' debt, commercial paper and financial strength ratings are influenced by many factors including the amount of financial leverage (i.e. debt) and exposure to risks such as catastrophes, as well as the current level of operating leverage.

    In the first quarter of 2001, A.M. Best affirmed its financial strength ratings and assigned The Allstate Corporation's senior long term debt a rating of a+, and commercial paper program a rating of AMB-1. All other ratings remained unchanged during the first quarter of 2001.

    Liquidity  The Allstate Corporation is a holding company whose principal operating subsidiaries include Allstate Insurance Company ("AIC") and AHL. The Company's principal sources of funds are dividend payments from AIC, inter-company borrowings, funds from the settlement of Company benefit plans and funds that may be raised periodically from the issuance of additional debt, including commercial paper, or stock.

    The payment of dividends by AIC is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. Based on 2000 statutory net income, the maximum amount of dividends AIC is able to pay without prior Illinois Department of Insurance approval at a given point in time is $1.69 billion, less dividends paid during the preceding twelve months measured at that point in time. In the twelve-month period beginning April 30, 2000, AIC paid dividends of $655 million. Notification and approval of inter-company lending activities is also required by the Illinois Department of Insurance for those transactions which exceed formula amounts based on statutory admitted assets and statutory surplus.

    The Company's principal uses of funds are the payment of dividends to shareholders, share repurchases, inter-company lending to its insurance subsidiaries, debt service, additional investments in its subsidiaries and acquisitions.

    Total surrender and withdrawal amounts for Allstate Financial decreased during the first quarter of 2001 to $835 million, compared to $894 million in the first quarter of 2000, due primarily to the impact of market conditions. As Allstate Financial's interest-sensitive life policies and annuity contracts in force grow and age, the dollar amount of surrenders and withdrawals could increase. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated.

INVESTMENTS

    The composition of the investment portfolio at March 31, 2001, is presented in the following table.

	Property-Liability		Allstate Financial		Corporate and Other		Total
($ in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities(1)	$26,340	79.5%	$35,560	83.1%	$1,189	86.0%	$63,089	81.6%
Equity securities	5,159	15.6	408	1.0	15	1.1	5,582	7.2
Mortgage loans	138	0.4	4,644	10.8	—	—	4,782	6.2
Short-term	1,431	4.3	959	2.2	178	12.9	2,568	3.3
Other	57	0.2	1,227	2.9	—	—	1,284	1.7

Total	$33,125	100.0%	$42,798	100.0%	$1,382	100.0%	$77,305	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost for these securities was $25.28 billion, $33.86 billion and $1.13 billion for Property-Liability, Allstate Financial, and Corporate and Other, respectively.

    Total investments increased to $77.31 billion at March 31, 2001 from $74.48 billion at December 31, 2000. Property-Liability investments were $33.13 billion at March 31, 2001 as compared to $32.96 billion at December 31, 2000. Allstate Financial investments at March 31, 2001, increased to $42.80 billion from $40.25 billion at December 31, 2000. The increases in investments were primarily attributable to amounts invested from positive cash flows generated from operations and increased unrealized capital gains on fixed income securities, partially offset by decreased unrealized capital gains on equity securities. Generally, when market interest rates decrease, as they did in the first quarter of 2001, unrealized gains on fixed income securities increase.

    Approximately 94.1% of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having an NAIC rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

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

•	The implementation of Allstate's multi-access distribution model involves risks and uncertainties that could have a material adverse effect on Allstate's results of operations, liquidity or financial position. For example, the direct customer sales capabilities could lead to unreliable sales activity, an unacceptable profit contribution and channel competition.
•	The Company continues to pursue expense reduction actions consistent with its $600 million reduction program announced in November 1999, as well as other actions to be fully realized in 2001. These expense reductions are dependent on the adequacy of the actions taken to eliminate certain employee positions, consolidate Allstate's operations and facilities, and reorganize its multiple employee agency programs to a single exclusive agency independent contractor program. The savings are being partially invested in technology, competitive pricing, The Good Hands Network and advertising.
•	For its non-standard auto insurance business, Allstate is pursuing programs to address adverse profitability trends. These programs include changes, such as additional down payment requirements, new underwriting criteria, rate increases, non-renewing policies where permitted and certain other administrative changes. Allstate expects these programs to have an adverse impact on written premium growth. However, they should improve profitability.
•	The insurance business is subject to extensive regulation—particularly at the state level. Many of these restrictions affect Allstate's ability to operate and grow its businesses in a profitable manner. In particular, the PP&C segment's implementation of SRM for its private passenger auto business is subject to state regulatory review processes.
•	The Company believes that the risk factors and tier-based pricing used with SRM will allow it to be more competitive and operate more profitably. However, the use of SRM is subject to the regulatory review process. Moreover, it is possible that the use of SRM underwriting factors or pricing model do not accurately anticipate the level of loss costs that the Company will ultimately incur as a result of the mix of new business generated through the use of these strategies.
•	In recent years, the competitive pricing environment for private passenger auto insurance put pressure on the PP&C segment's premium growth and profit margins, and because Allstate's PP&C segment's loss ratio compares favorably to the industry, state regulatory authorities may resist our efforts to raise rates.
•	From time to time, the private passenger auto insurance industry comes under pressure from state regulators, legislators and special interest groups to reduce, freeze or set rates at levels that do not correspond with underlying costs, in management's opinion. The homeowners insurance business faces similar pressure, particularly as regulators in catastrophe prone states struggle to identify an acceptable methodology to price for catastrophe exposure. This kind of pressure is expected to persist. In addition, the use of financial stability as a factor in underwriting and pricing comes under attack by regulators, legislators and special interest groups in various states. The result could be legislation or regulation that adversely affects the profitability of Allstate's PP&C segment. The Company cannot predict the impact on results of operations, liquidity or financial position of possible future legislative and regulatory measures regarding rates.
•	Many states have laws and regulations that limit an insurer's ability to exit a market. For example, certain states limit a private passenger auto insurer's ability to cancel and non-renew policies. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of insurance business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove a plan that may lead to market disruption. Laws and regulations that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict an insurer's ability to exit unprofitable markets.
•	Weather conditions including the frequency and severity of tornadoes, hailstorms, hurricanes, tropical storms, high winds, and winter storms affect the frequency and severity of claims in the PP&C segment. Changing driving patterns affect the frequency and severity of claims in the private passenger auto insurance business.
•	Changes in the severity of claims have an impact on the profitability of Allstate's business. Changes in bodily injury claim severity are driven primarily by inflation in the medical sector of the economy. Changes in auto physical damage claim severity are driven primarily by inflation in auto repair costs, auto parts prices and used car prices. Changes in loss costs for homeowners insurance policies are driven by inflation in the construction industry, in building materials and in home furnishings. While the inflationary pressures in each of these sectors drives the Company's severity, it may not reflect the Company's experience.
•	The Company is currently pursuing various loss management initiatives in PP&C that are expected to contribute to the mitigation of future claim severity increases. However, these initiatives may not offset impacts of increased severity, which are inherently hard to predict.
•	Allstate has experienced, and expects to continue to experience, catastrophe losses. While we believe that our catastrophe management initiatives have reduced the potential magnitude of possible future losses, Allstate continues to be exposed to catastrophes that could have a material adverse impact on results of operations or financial position. Catastrophic events in the future may indicate that the techniques and data that are used to predict the probability of catastrophes and the extent of the resulting losses are inaccurate.
•	There is inherent uncertainty in the process of establishing property-liability loss reserves, particularly reserves for the cost of environmental, asbestos and other mass tort claims. This uncertainty arises from a number of factors, including ongoing interpretation of insurance policy provisions by courts, inconsistent decisions in lawsuits regarding coverage and expanded theories of liability. In addition, on-going changes in claims settlement practices can lead to changes in loss payment patterns which are used to estimate reserve levels. Moreover, while management believes that improved actuarial techniques and databases have assisted in estimating environmental, asbestos and other mass tort net loss reserves, these refinements may subsequently prove to be inadequate indicators of the extent of probable loss. Consequently, ultimate losses could materially exceed established loss reserves and have a material adverse effect on our results of operations, liquidity or financial position.
•	There is uncertainty involved in estimating the availability of reinsurance and the collectibility of reinsurance recoverables. This uncertainty arises from a number of factors, including the restructuring by reinsurers of their capital structures and segregation by the industry generally of reinsurance exposure into separate legal entities with dedicated capital.
•	Changes in market interest rates can have adverse effects on Allstate's investment portfolio, investment income, product sales and results of operations. Increasing market interest rates have an adverse impact on the value of the investment portfolio by decreasing unrealized capital gains on fixed income securities. Declining market interest rates could have an adverse impact on Allstate's investment income as Allstate reinvests proceeds from positive cash flows from operations and from maturing and called investments into new investments that could be yielding less than the portfolio's average rate. Changes in market rates of interest as compared to rates offered on some of the Allstate Financial segment's products could make those products less attractive if competitive investment margins are not maintained. This could lead to lower sales and/or changes in the level of surrenders on these products. The Company seeks to limit its exposure in this area by offering a diverse group of products, periodically reviewing and revising crediting rates and providing for surrender charges in the event of early withdrawal.
•	The impact of decreasing Separate Accounts balances as a result of fluctuating market conditions could cause contract charges realized by the Company to decrease.
•	In order to meet the anticipated cash flow requirements of its obligations to policyholders, from time to time Allstate adjusts the effective duration of the assets and liabilities of the Allstate Financial segment's investment portfolio. Those adjustments may have an impact on the value of the investment portfolio and on investment income.
•	Allstate Financial policy acquisition costs related to contractholder funds are amortized in proportion to gross profits over the estimated lives of the contract periods. Assumptions underlying the gross profits, which include estimated fees, investment and expense margins, are periodically updated to reflect actual experience resulting in adjustments to the cumulative amortization of these costs. These adjustments may have a material effect on results of operations.
•	Management believes the reserves for life-contingent contract benefits are adequate to cover ultimate policy benefits, despite the underlying risks and uncertainties associated with their determination when payments will not occur until well into the future. The Company periodically reviews and revises its estimates. If future experience differs from assumptions, it may have a material impact on results of operations.
•	Deferred annuities and interest-sensitive life insurance products receive favorable policyholder taxation under current tax laws and regulations. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products. Additionally, the demand for life insurance products which are used to address a customer's estate planning needs may be impacted to the extent any legislative changes to the current estate tax laws occur.
•	The Allstate Financial segment distributes some of its products under agreements with other members of the financial services industry that are not affiliated with Allstate. Termination of one or more of these agreements due to changes in control of any of these entities could have a detrimental effect on the segment's sales. This risk may be exacerbated by the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.
•	Allstate maintains two credit facilities totaling $1.55 billion as a potential source of funds to meet short-term liquidity requirements: a $1.50 billion, five-year revolving line of credit expiring in 2001 and a $50 million, one-year revolving line of credit expiring in 2001. The right to borrow on the five-year line of credit, is subject to the requirements that AIC maintain a specified statutory surplus level and that Allstate's debt to consolidated net worth ratio (as defined in the credit agreement) not exceed a designated level. The ability of Allstate to meet the requirements is dependent upon its financial condition. The Company is currently evaluating renewing or replacing these credit facilities during 2001, before they expire. When they are renewed or replaced, the total funds available and/or the borrowing terms and conditions may change.
•	Allstate is a holding company with no significant business operations of its own. Consequently, to a large extent, its ability to pay dividends and meet its debt payment obligations is dependent on dividends from its subsidiaries, primarily AIC.
•	Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's sales. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A downgrade, while not expected, could have a material adverse effect on Allstate's business, financial condition and results of operations.
•	State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require Allstate's subsidiaries to maintain financial strength ratings. These restrictions affect Allstate's ability to pay shareholder dividends and use its capital in other ways.
•	A number of enacted and pending legislative measures may lead to increased consolidation and increased competition in the financial services industry.

          -At the federal level, these measures include the recently enacted Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

          -At the state level, these measures include legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company, thereby allowing insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) partially by their policyholders and partially by stockholders. Also several large mutual life insurers have used or are expected to use existing state laws and regulations governing the conversion of mutual insurance companies into stock insurance companies (demutualization).

          -In addition, state insurance regulators are reexamining the regulatory framework that currently governs the United States insurance business. They are engaged in an effort to determine the proper role of state insurance regulation in the United States financial services industry following the enactment of the Gramm-Leach-Bliley Act. The Company cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what affect any such measures would have on Allstate.

PART II. Other Information

Item 1.  Legal Proceedings

The discussion "Regulation and Legal Proceedings" in Part I, Item 1, Note 7 of this Form 10-Q is incorporated herein by reference. That discussion updates the discussion "Regulation and Legal Proceedings" beginning on page D-29 of Allstate's Notice of Annual Meeting and Proxy Statement dated March 26, 2001.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits
An Exhibit Index has been filed as part of this report on Page E-1.
(b)	Reports on Form 8-K.
Registrant filed a Current Report on Form 8-K on February 12, 2001 (Items 5 and 7).

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLSTATE CORPORATION (Registrant)

May 11, 2001	By /s/ SAMUEL H. PILCH Samuel H. Pilch, Controller
(Principal Accounting Officer and duly authorized Officer of Registrant)

Exhibit No.	Description
4	Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 11, 2001, concerning unaudited interim financial information.

E–1