Form 10-Q
period 2001-06-30
ALLSTATE CORP
filed 2001-08-13
CIK 899051

Use these links to rapidly review the document
INDEX TO QUARTERLY REPORT ON F0RM 10–Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11840

THE ALLSTATE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3871531
(State of Incorporation)	(I.R.S. Employer Identification No.)
2775 Sanders Road Northbrook, Illinois	60062
(Address of principal executive offices)	(Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 847/402-5000

REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

Yes /x/  No / /

AS OF JULY 31, 2001, THE REGISTRANT HAD 719,000,464 COMMON SHARES, $.01 PAR VALUE, OUTSTANDING.

THE ALLSTATE CORPORATION
INDEX TO QUARTERLY REPORT ON F0RM 10-Q
June 30, 2001

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
(in millions except per share data)	(Unaudited)		(Unaudited)
Revenues
Property-liability insurance premiums earned	$5,503	$5,481	$10,956	$10,952
Life and annuity premiums and contract charges	576	511	1,085	1,052
Net investment income	1,195	1,129	2,415	2,219
Realized capital gains and losses	(71)	62	(122)	246

	7,203	7,183	14,334	14,469

Costs and expenses
Property-liability insurance claims and claims expense	4,549	4,198	8,619	8,336
Life and annuity contract benefits	878	742	1,676	1,487
Amortization of deferred policy acquisition costs	856	860	1,703	1,750
Operating costs and expenses	685	668	1,344	1,306
Amortization of goodwill	13	14	26	26
Restructuring and related charges	4	5	12	33
Interest expense	61	58	123	105

	7,046	6,545	13,503	13,043

Loss on disposition of operations	(10)	—	(10)	—

Income from operations before income tax expense, dividends on preferred securities and cumulative effect of change in accounting principle	147	638	821	1,426
Income tax (benefit) expense	(30)	168	125	384

Income before dividends on preferred securities and cumulative effect of change in accounting principle	177	470	696	1,042
Dividends on preferred securities of subsidiary trusts	(9)	(11)	(19)	(22)
Cumulative effect of change in accounting for derivative and embedded derivative financial instruments, after-tax	—	—	(9)	—

Net income	$168	$459	$668	$1,020

Earnings per share:
Net income per share—basic	$0.23	$0.62	$0.92	$1.35

Weighted average shares—basic	724.6	742.3	725.6	755.0

Net income per share—diluted	$0.23	$0.61	$0.91	$1.34

Weighted average shares—diluted	728.5	747.8	729.4	760.0

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30, 2001	December 31, 2000
(in millions except per value data)	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $60,647 and $58,525)	$63,028	$60,758
Equity securities, at fair value (cost $4,910 and $4,854)	5,904	6,086
Mortgage loans	5,107	4,599
Short-term	3,063	1,831
Other	1,277	1,209

Total investments	78,379	74,483
Cash	204	222
Premium installment receivables, net	3,971	3,802
Deferred policy acquisition costs	4,381	4,309
Reinsurance recoverables, net	2,687	2,352
Accrued investment income	923	942
Property and equipment, net	989	1,000
Goodwill	1,314	1,247
Other assets	1,237	1,153
Separate Accounts	14,180	15,298

Total assets	$108,265	$104,808

Liabilities
Reserve for property-liability insurance
claims and claims expense	$16,632	$16,859
Reserve for life-contingent contract benefits	8,880	8,468
Contractholder funds	31,492	28,870
Unearned premiums	7,804	7,607
Claim payments outstanding	821	908
Other liabilities and accrued expenses	6,482	4,918
Deferred income taxes	278	348
Short-term debt	254	219
Long-term debt	3,122	3,112
Separate Accounts	14,180	15,298

Total liabilities	89,945	86,607

Commitments and Contingent Liabilities (Notes 4 and 6)
Mandatorily Redeemable Preferred Securities of Subsidiary Trusts	750	750
Shareholders' equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2 billion shares authorized and 900 million issued, 724 million and 728 million shares outstanding	9	9
Additional capital paid-in	2,599	2,604
Retained income	18,826	18,433
Deferred compensation expense	(215)	(207)
Treasury stock, at cost (176 million and 172 million shares)	(5,514)	(5,314)
Accumulated other comprehensive income:
Unrealized net capital gains and net gains on derivative financial instruments	1,917	1,980
Unrealized foreign currency translation adjustments	(52)	(54)

Total accumulated other comprehensive income	1,865	1,926

Total shareholders' equity	17,570	17,451

Total liabilities and shareholders' equity	$108,265	$104,808

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(in millions)	2001	2000
	(Unaudited)
Cash flows from operating activities
Net income	$668	$1,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(57)	(13)
Realized capital gains and losses	122	(246)
Loss on disposition of operations	10	—
Cumulative effect of change in accounting for derivative and embedded derivative financial instruments	9	—
Interest credited to contractholder funds	824	705
Changes in:
Policy benefit and other insurance reserves	(239)	(579)
Unearned premiums	197	(33)
Deferred policy acquisition costs	(177)	(175)
Premium installment receivables, net	(169)	(35)
Reinsurance recoverables, net	(103)	38
Income taxes payable	(220)	322
Other operating assets and liabilities	329	(11)

Net cash provided by operating activities	1,194	993

Cash flows from investing activities
Proceeds from sales
Fixed income securities	12,579	15,181
Equity securities	2,560	4,288
Real estate	12	—
Investment collections
Fixed income securities	1,980	1,285
Mortgage loans	197	186
Investment purchases
Fixed income securities	(16,287)	(18,989)
Equity securities	(2,759)	(3,917)
Mortgage loans	(702)	(473)
Change in short-term investments, net	(165)	1,017
Change in other investments, net	32	(61)
Purchases of property and equipment, net	(80)	(172)

Net cash used in investing activities	(2,633)	(1,655)

Cash flows from financing activities
Change in short-term debt, net	30	(452)
Repayment of long-term debt	(3)	—
Proceeds from issuance of long-term debt	—	912
Contractholder fund deposits	4,327	4,366
Contractholder fund withdrawals	(2,446)	(2,755)
Dividends paid	(262)	(250)
Treasury stock purchases	(304)	(1,233)
Other	79	58

Net cash provided by financing activities	1,421	646

Net decrease in cash	(18)	(16)
Cash at beginning of period	222	254

Cash at end of period	$204	$238

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

    The accompanying condensed consolidated financial statements include the accounts of The Allstate Corporation and its wholly owned subsidiaries, primarily Allstate Insurance Company, a property-liability insurance company with various property-liability and life and investment subsidiaries, including Allstate Life Insurance Company (collectively referred to as the "Company" or "Allstate").

    The condensed consolidated financial statements and notes as of June 30, 2001, and for the three month and six month periods ended June 30, 2001 and 2000 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Appendix D of the Notice of Annual Meeting and Proxy Statement dated March 26, 2001. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

    The statements require that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through Net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through Net income or recognized in Accumulated other comprehensive income until the hedged item is recognized in Net income. The Company elected to adopt the provisions of the statements with respect to embedded derivative financial instruments to all such instruments held at January 1, 2001.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives will no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separately identified intangible assets not deemed to have indefinite lives will continue to be amortized over their useful lives. SFAS No. 142 applies to all goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, Allstate is required to adopt SFAS No. 142 effective January 1, 2002.

    Allstate is currently evaluating the effect that adopting SFAS Nos. 141 and 142 will have on its results of operations and financial position.

2.  Acquisition and Dispositions

    On May 8, 2001, the Company completed the acquisition of Sterling Collision Centers Inc. ("Sterling"). Sterling operates a network of 40 collision repair stores in seven states and nine metropolitan areas. The transaction was accounted for as a purchase and the excess of the acquisition cost over the fair value of Sterling's net assets acquired of $90 million was recorded as goodwill.

    On June 20, 2001, the Company announced that it had entered into an agreement to sell its direct auto insurance business in Germany and Italy to Direct Line, the London based insurance subsidiary of The Royal Bank of Scotland.

    On June 29, 2001, the Company disposed of its operations in Indonesia and the Philippines through a sale and purchase agreement with The Prudential Assurance Company Limited ("Prudential"), where Prudential acquired Allstate's holdings in Pt Asuransi Jiwa Allstate, Indonesia and Allstate Life Insurance Company of the Philippines. Allstate recognized a loss of $10 million ($6 million after-tax) on the sale. These dispositions are consistent with the Company's strategy to focus its efforts on business in North America.

3.  Earnings per share

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

The computations of basic and diluted earnings per share are presented in the following table.

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2001	2000	2001	2000
Numerator (applicable to common shareholders):
Income before dividends on preferred securities and cumulative effect of change in accounting principle	$177	$470	$696	$1,042
Dividends on preferred securities of subsidiary trusts	(9)	(11)	(19)	(22)
Cumulative effect of change in accounting for derivative and embedded derivative financial instruments	—	—	(9)	—

Net income applicable to common stockholders	$168	$459	$668	$1,020

Denominator:
Weighted average common shares outstanding	724.6	742.3	725.6	755.0
Effect of potential dilutive securities:
Stock options	3.9	2.3	3.8	2.0
Shares issuable under FELINE PRIDES contract	—	3.2	—	3.0

	3.9	5.5	3.8	5.0

Weighted average common and dilutive potential common shares outstanding	728.5	747.8	729.4	760.0

Earnings per share—Basic:
Income before dividends on preferred securities and cumulative effect of change in accounting principle	$.24	$.63	$.96	$1.38
Dividends on preferred securities of subsidiary trusts	(.01)	(.01)	(.03)	(.03)
Cumulative effect of change in accounting for derivative and embedded derivative financial instruments	—	—	(.01)	—

Net income applicable to common shareholders	$.23	$.62	$.92	$1.35

Earnings per share—Diluted:
Income before dividends on preferred securities and cumulative effect of change in accounting principle	$.24	$.63	$.95	$1.37
Dividends on preferred securities of subsidiary trusts	(.01)	(.02)	(.03)	(.03)
Cumulative effect of change in accounting for derivative and embedded derivative financial instruments	—	—	(.01)	—

Net income applicable to common shareholders	$.23	$.61	$.91	$1.34

    Options to purchase 200,067 and 15,828,301 Allstate common shares, with exercise prices ranging from $43.00 to $50.72 and $25.88 to $50.72, were outstanding at June 30, 2001 and June 30, 2000, respectively, but were not included in the computation of diluted earnings per share for the three month periods ended June 30, 2001 and 2000 since inclusion of these options would have an anti-dilutive effect as the options' exercise prices exceeded the average market price of Allstate common shares in the three month periods. Options to purchase 8,731,944 and 16,078,713 Allstate common shares, with exercise prices ranging from $41.31 to $50.72 and $23.72 to $50.72, were outstanding at June 30, 2001 and 2000, respectively, and not included in the six month period computations of diluted earnings per share due to anti-dilutive effects.

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

    Catastrophic events and weather-related losses (wind, hail, lightning, freeze and flood events not meeting the Company's criteria to be declared a catastrophe) are an inherent risk of the property-liability insurance business that have contributed to, and will continue to contribute to, material period-to-period fluctuations in the Company's results of operations and financial position. The level of catastrophic events and weather-related losses experienced in any period cannot be predicted and could be material to results of operations and financial position.

    Management believes that the reserve for claims and claims expense, net of reinsurance recoverables, at June 30, 2001, is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by that date.

    Allstate's exposure to environmental, asbestos and other mass tort claims stems principally from excess and surplus business written from 1972 through 1985, including substantial excess and surplus general liability coverages on Fortune 500 companies, and reinsurance coverage written during the 1960s through the 1980s, including reinsurance on primary insurance written on large United States companies. Additional, although less material, exposure stems from direct commercial insurance written for small to medium-size companies. Other mass tort exposures primarily relate to general liability and product liability claims, such as those for medical devices and other products.

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

    Allstate's reserve for environmental and asbestos claims were $1,012 million and $1,071 million, net of reinsurance recoverables of $334 million and $359 million at June 30, 2001 and December 31, 2000, respectively. Approximately 59% and 58% of the total net environmental and asbestos reserve at June 30, 2001 and December 31, 2000, respectively, are for incurred but not reported ("IBNR") estimated losses.

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

5.  Reinsurance

    Property-liability insurance premiums and life and annuity premiums and contract charges are net of the following reinsurance ceded:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2001	2000	2001	2000
Property-liability premiums earned	$69	$68	$139	$135
Life and annuity premiums and contract charges	101	89	184	174

    Property-liability insurance claims and claims expense and life and annuity contract benefits are net of the following reinsurance recoveries:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2001	2000	2001	2000
Property-liability insurance claims and claims expense	$120	$27	$226	$141
Life and annuity contract benefits	84	48	154	114

6.  Regulation and Legal Proceedings

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

Legal Proceedings

    Allstate and plaintiffs' representatives have settled certain civil suits related to the 1994 Northridge, California earthquake, including a class action. An appeal of the judgment approving the settlement of the class action was dismissed by the California Court of Appeal but objectors have recently filed a Petition for Review with the California Supreme Court. The plaintiffs in this action challenged licensing and engineering practices of certain firms that Allstate retained and alleged that Allstate systematically and improperly pressured engineering firms to alter their reports to reduce the loss amounts paid to some insureds with earthquake claims. The settlement agreement calls for a review of the claims of qualifying class members by independent structural/geotechnical engineers and independent claims adjusters. Of the approximately 11,500 class members, less than a third indicated an interest in participating in the independent review process and, after a detailed review of the claims files, only about 20% of the class has been cleared for participation. The review process is underway and has resulted in the closing of some claims for an immaterial amount. In June 2001 an accelerated resolution option for claims in the independent review process received court approval. Under that option, any eligible insureds electing to participate will be paid $22,000 in full satisfaction of their claims, in lieu of further participation in the independent review process. The Company is not required to, but retains the right to, proceed with this option even if less than the agreed-upon minimum of 1,866 insureds select it. On the basis of the court approval of the accelerated resolution option, the Company strengthened its reserves in the second quarter of 2001. In the opinion of management, the ultimate financial exposure in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

    For the past several years, the Company has been distributing to certain Personal Property and Casualty ("PP&C") claimants documents regarding the claims process and the role that attorneys may play in that process. Suits challenging the use of these documents have been filed against the Company, including purported class action suits. In addition to these suits, the Company has received inquires from states' attorneys general, bar associations and departments of insurance. The Company has continued to use these documents after agreeing to make certain modifications in some states. The Company is vigorously defending its rights to use these documents. The outcome of these disputes is currently uncertain.

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

    Allstate is or has been defending various lawsuits involving worker classification issues. Examples of these lawsuits include a class action, filed after Allstate's reorganization of its California agent programs in 1996, whereby among other things, the plaintiffs sought a determination that they had been treated as employees notwithstanding agent contracts that specify that they are independent contractors for all purposes. The court determined in this case that the agents are independent contractors, which led to the dismissal of the suit. That dismissal is currently on appeal. Other examples are two putative class actions challenging the overtime exemption claimed by the Company under the Fair Labor Standards Act or state wage and hour laws. These class actions mirror similar lawsuits filed recently against other employers. Another example involves the worker classification of staff working in agencies. In this putative class action, plaintiffs seek damages under the Employee Retirement Income Security Act ("ERISA") and the Racketeer Influenced and Corrupt Organizations Act alleging that 10,000 agency secretaries were terminated as employees by Allstate and rehired by agencies through outside staffing vendors for the purpose of avoiding the payment of employee benefits. Allstate has been vigorously defending these and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

    The Company is also defending certain matters relating to the Company's agency reorganization program announced in 1999. These matters include investigations by the U.S. Department of Labor and the U.S. Equal Employment Opportunity Commission with respect to allegations of ERISA violations, age discrimination and retaliation. A putative class action has also been filed alleging various violations of ERISA, breach of contract and age discrimination. Allstate is cooperating fully with these agency investigations and will continue to vigorously defend these and other claims related to its agency reorganization program. The outcome of these disputes is currently uncertain.

    Various other legal and regulatory actions are currently pending that involve Allstate and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of an increasing number of class action lawsuits and other types of litigation, some of which involve claims for substantial and/or indeterminate amounts (including punitive and treble damages) and the outcomes of which are unpredictable. This litigation is based on a variety of issues including insurance, claim settlement and worker classification practices. However, at this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

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

7.  Business Segments

    Summarized financial performance data for each of the Company's reportable segments for the three months and six months ended June 30, are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2001	2000	2001	2000
Income from operations before income taxes, dividends on preferred securities and cumulative effect of change in accounting principle
Property-Liability
Underwriting loss
PP&C	$(340)	$(49)	$(225)	$(27)
Discontinued Lines and Coverages	(4)	(3)	(8)	(8)

Total underwriting loss	(344)	(52)	(233)	(35)
Net investment income	436	439	902	863
Realized capital gains and losses	(21)	142	6	326
Loss on disposition of operations	(10)	—	(10)	—

Property-Liability income from operations before income taxes and cumulative effect of change in accounting principle	61	529	665	1,154
Allstate Financial
Premiums and contract charges	576	511	1,085	1,052
Net investment income	739	665	1,471	1,302
Realized capital gains and losses	(49)	(66)	(129)	(44)
Contract benefits	878	742	1,676	1,487
Operating costs and expenses	254	225	507	475
Restructuring charges	3	(13)	4	(11)

Allstate Financial income from operations before income taxes and cumulative effect of change in accounting principle	131	156	240	359
Corporate and Other
Service Fees(1)	14	4	16	4
Net investment income	20	25	42	54
Realized capital gains and losses	(1)	(14)	1	(36)
Operating costs and expenses	78	62	143	109

Corporate and Other loss from operations before income taxes, dividends on preferred securities and cumulative effect of change in accounting principle	(45)	(47)	(84)	(87)

Consolidated income from operations before income taxes, dividends on preferred securities and cumulative effect of change in accounting principle	$147	$638	$821	$1,426

(1)
For presentation in the Condensed Consolidated Statement of Operations, service fees of the Corporate and Other segment are reclassified to Operating costs and expenses.

    Summarized revenue data for each of the Company's business segments for the three months and six months ended June 30, are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2001	2000	2001	2000
Revenues
Property-Liability
Premiums earned
PP&C	$5,494	$5,479	$10,947	$10,949
Discontinued Lines and Coverages	9	2	9	3

Total premiums earned	5,503	5,481	10,956	10,952
Net investment income	436	439	902	863
Realized capital gains and losses	(21)	142	6	326

Total Property-Liability	5,918	6,062	11,864	12,141
Allstate Financial
Premiums and contract charges	576	511	1,085	1,052
Net investment income	739	665	1,471	1,302
Realized capital gains and losses	(49)	(66)	(129)	(44)

Total Allstate Financial	1,266	1,110	2,427	2,310
Corporate and Other
Service Fees	14	4	16	4
Net investment income	20	25	42	54
Realized capital gains and losses	(1)	(14)	1	(36)

Total Corporate and Other before reclassification of service fees	33	15	59	22
Reclassification of service fees(1)	(14)	(4)	(16)	(4)

Total Corporate and Other	19	11	43	18

Consolidated Revenues	$7,203	$7,183	$14,334	$14,469

(1)
For presentation in the Condensed Consolidated Statement of Operations, service fees of the Corporate and Other segment are reclassified to Operating costs and expenses.

8.  Comprehensive Income

    The components of other comprehensive income on a pretax and after-tax basis for the three months and six months ended June 30, are as follows:

	Three months ended June 30,
	2001			2000
(in millions)	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized net capital gains and losses and net gains on derivative financial instruments
Unrealized holding losses arising during the period	$(80)	$29	$(51)	$(369)	$129	$(240)
Less: reclassification adjustments	(89)	31	(58)	12	(4)	8

Unrealized net capital gains and losses	9	(2)	7	(381)	133	(248)
Net gains on derivative financial instruments arising during the period	15	(6)	9	—	—	—
Less: reclassification adjustments	2	—	2	—	—	—

Net gains on derivative financial instruments	13	(6)	7	—	—	—

Unrealized net capital gains (losses) and net gains on derivative financial instruments	22	(8)	14	(381)	133	(248)
Unrealized foreign currency translation adjustments	20	(7)	13	(9)	3	(6)

Other comprehensive income (loss)	$42	$(15)	27	$(390)	$136	(254)

Net income			168			459

Comprehensive income			$195			$205

	Six months ended June 30,
	2001			2000
(in millions)	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized net capital gains and losses and net gains on derivative financial instruments
Unrealized holding gains (losses) arising during the period	$(329)	$115	$(214)	$86	$(30)	$56
Less: reclassification adjustments	(178)	62	(116)	221	(77)	144

Unrealized net capital gains and losses	(151)	53	(98)	(135)	47	(88)
Cumulative effect of change in accounting for derivative financial instruments	8	(3)	5	—	—	—
Net gains on derivative financial instruments arising during the period	42	(15)	27	—	—	—
Less: reclassification adjustments	(5)	2	(3)	—	—	—

Net gains on derivative financial instruments	55	(20)	35	—	—	—

Unrealized net capital gains (losses) and net gains on derivative financial instruments	(96)	33	(63)	(135)	47	(88)
Unrealized foreign currency translation adjustments	3	(1)	2	(15)	5	(10)

Other comprehensive loss	$(93)	$32	(61)	$(150)	$52	(98)

Net income			668			1,020

Comprehensive income			$607			$922

9.  Company Restructuring

    On November 10, 1999, the Company announced a series of strategic initiatives to aggressively expand its selling and service capabilities. The Company also announced a program to reduce current annual expenses by approximately $600 million. The reduction in expenses comes from field realignment, the reorganization of employee agents to a single exclusive agency independent contractor program, the closing of a field support center and four regional offices, and reduced employee related expenses and professional services as a result of reductions in force, attrition and consolidations. The reduction in employees was estimated as approximately 4,000 non-agent positions, exclusive of selected hires to staff new initiatives, across all employment grades and categories by the end of 2000, or approximately 10% of the Company's non-agent work force. In addition, the Company continues to pursue other expense reduction actions.

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

    The following table illustrates the inception to date change in the restructuring liability at June 30, 2001:

(in millions)	Employee costs	Exit costs	Total
Balance at December 31, 1999	$59	$10	$69
Net adjustments to the liability	1	20	21
Payments applied against the liability	(51)	(15)	(66)
Incremental post-retirement benefits classified with OPEB liability	(6)	—	(6)

Balance at June 30, 2001	$3	$15	$18

    The payments applied against the restructuring liability for employee costs primarily reflect severance. Payments applied for exit costs generally have consisted of post-exit rent expenses and contract termination penalties. Increases in the liability incurred during the year are due to estimates of additional severance and other exit costs.

    As of June 30, 2001, approximately 2,350 non-agent employees have been involuntarily terminated and approximately 1,640 non-agent positions have been eliminated through net attrition pursuant to the restructuring plan. As of June 30, 2001, approximately 2,400 agents have terminated their agency relationship with the Company at their election pursuant to the plan to reorganize exclusive agents to a single independent contractor program.

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

    The non-cash retirement plans' settlement and curtailment gains, as required in conformity with generally accepted accounting principles, were recorded in 2000 in connection with the reorganization of agents to a single independent contractor program, and the termination of non-agent employees. The $168 million accounting gain includes a settlement gain of $7 million resulting from the accelerated recognition of deferred net actuarial gains that arose due to the favorable investment experience and demographic changes in the retirement plans and a curtailment gain of $161 million due to the accelerated recognition of unrecognized prior service cost and the reduction in the projected benefit obligation as a result of agents separating from the Company.

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

    We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries as of June 30, 2001, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Deloitte & Touche LLP

Chicago, Illinois
August 10, 2001

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

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

CONSOLIDATED REVENUES

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2001	2000	2001	2000
Property-liability insurance premiums	$5,503	$5,481	$10,956	$10,952
Life and annuity premiums and contract charges	576	511	1,085	1,052
Net investment income	1,195	1,129	2,415	2,219
Realized capital gains and losses	(71)	62	(122)	246

Total revenues	$7,203	$7,183	$14,334	$14,469

    Consolidated revenues for the second quarter of 2001 increased 0.3% over the same period of 2000 and decreased 0.9% for the six months ended June 30, 2001 from the first six months of 2000. Fluctuations in both periods reflect higher net investment income and life and annuity premiums and contract charges, offset to varying extents by realized capital losses. Also, increased Property-liability premiums during both periods were due to increased premiums from Allstate-branded products, partially offset by the effects of actions taken to improve the profitability of the Ivantage business, which includes the EncompassSM Insurance and DeerbrookSM Insurance brand names.

CONSOLIDATED NET INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions except per share data)	2001	2000	2001	2000
Net income	$168	$459	$668	$1,020
Net income per share (Basic)	.23	.62	.92	1.35
Net income per share (Diluted)	.23	.61	.91	1.34
Realized capital gains and losses, after-tax	(47)	38	(80)	147
Restructuring and related charges, after-tax	3	3	8	21

    Net income for the second quarter of 2001 decreased 63.4% compared to the same period of 2000, reflecting higher catastrophe losses, increased loss costs and varying market conditions in the financial services sector compared to the prior year second quarter. Net income in the first six months of 2001 decreased 34.5% compared to the first six months of 2000, due to increased loss costs and varying market conditions in the financial services sector. Net income per diluted share in the second quarter of 2001 decreased 62.3% compared to the same period of 2000 and decreased 32.1% for the six months ended June 30, 2001 compared to the first six months of 2000. Fluctuations in both periods reflect lower net income, partially offset by the accretive effect of the share repurchase program.

PROPERTY-LIABILITY OPERATIONS

Overview

    The Company's Property-Liability operations consist of two business segments: Personal Property and Casualty ("PP&C") and Discontinued Lines and Coverages. PP&C is principally engaged in the sale of property and casualty insurance, primarily private passenger auto and homeowners insurance, to individuals in the United States and Canada. Discontinued Lines and Coverages represents business no longer written by Allstate and includes the results from environmental, asbestos and other mass tort exposures, and certain commercial and other businesses in run-off. Such groupings of financial information are consistent with those used internally for evaluating segment performance and determining the allocation of resources.

    Summarized financial data and key operating ratios for Allstate's Property-Liability operations are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except ratios)	2001	2000	2001	2000
Premiums written	$5,728	$5,581	$11,168	$10,960

Premiums earned	$5,503	$5,481	$10,956	$10,952
Claims and claims expense ("losses")	4,549	4,198	8,619	8,336
Operating costs and expenses	1,292	1,310	2,552	2,595
Amortization of goodwill	5	7	10	12
Restructuring and related charges	1	18	8	44

Underwriting loss	(344)	(52)	(233)	(35)
Net investment income	436	439	902	863
Income tax (benefit) expense on operations	(42)	85	90	184
Realized capital gains and losses, after-tax	(11)	91	6	210
Loss on disposition of operations, after-tax	(6)	—	(6)	—
Cumulative effect of change in accounting principle, after-tax	—	—	(3)	—

Net income	$117	$393	$576	$854

Catastrophe losses	$537	$367	$619	$749

Operating ratios
Claims and claims expense ("loss") ratio	82.7	76.6	78.7	76.1
Expense ratio	23.6	24.3	23.4	24.2

Combined ratio	106.3	100.9	102.1	100.3

Effect of catastrophe losses on combined ratio	9.8	6.7	5.6	6.8

Effect of restructuring and related charges on combined ratio	—	0.3	0.1	0.4

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

    Summarized underwriting results and key operating ratios for Allstate's PP&C segment are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except ratios)	2001	2000	2001	2000
Premiums written	$5,720	$5,580	$11,161	$10,959

Premiums earned	$5,494	$5,479	$10,947	$10,949
Claims and claims expense ("losses")	4,540	4,196	8,607	8,330
Other costs and expenses	1,288	1,307	2,547	2,590
Amortization of goodwill	5	7	10	12
Restructuring and related charges	1	18	8	44

Underwriting loss	$(340)	$(49)	$(225)	$(27)

Premiums earned
Allstate-brand:
Standard Auto	$2,925	$2,797	$5,795	$5,577
Non-standard Auto	688	785	1,380	1,596
Homeowners	937	884	1,856	1,749
Ivantage:
Standard Auto	297	328	613	666
Non-standard Auto	13	58	31	123
Homeowners	111	119	229	240
Other	523	508	1,043	998

Total premiums earned	$5,494	$5,479	$10,947	$10,949

Catastrophe losses	$537	$367	$619	$749

Operating ratios
Claims and claims expense ("loss") ratio
Allstate-brand:
Standard Auto	76.6	68.6	74.0	68.4
Non-standard Auto	81.8	89.8	82.1	88.5
Homeowners	102.5	82.4	90.6	79.8
Ivantage:
Standard Auto	80.5	87.8	78.3	83.6
Non-standard Auto	84.6	174.1	93.5	132.5
Homeowners	83.8	74.8	83.0	67.5
Other	82.6	72.2	77.3	82.7

Total loss ratio	82.6	76.6	78.6	76.1
Expense ratio	23.6	24.3	23.5	24.1

Combined ratio	106.2	100.9	102.1	100.2

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except ratios)	2001	2000	2001	2000
Effect of catastrophe losses on combined ratio
Allstate-brand:
Standard Auto	5.0	2.0	2.6	2.6
Non-standard Auto	1.3	(0.3)	0.7	2.1
Homeowners	33.1	29.5	20.1	25.7
Ivantage:
Standard Auto	4.1	1.8	2.0	1.9
Non-standard Auto	—	—	—	—
Homeowners	34.3	21.0	19.7	20.8
Other	4.0	4.7	3.1	5.5

Total	9.8	6.7	5.7	6.8

Effect of restructuring and related charges on combined ratio	—	0.3	0.1	0.4

    PP&C sells primarily private passenger auto and homeowners insurance to individuals through exclusive Allstate agencies and independent agencies. The Allstate-brand strategy is to provide sales and service to new and existing customers in the distribution channels of their choice. A major part of this strategy is The Good Hands Network, a multi-access platform that integrates the Internet, Customer Information Centers ("CICs") and local exclusive Allstate agencies. As the Company proceeds with its state-by-state rollout of The Good Hands Network, it has observed that customers continue to rely primarily on Allstate's agents to complete their insurance purchases, while the Internet and CICs have been accessed primarily for quotes, information and service. To align with customer preferences, the Company is adjusting the services being offered on the network, the pace for introducing the network and its advertising. Allstate will continue to monitor customer expectations and behaviors and will adjust its plans accordingly.

    PP&C's Ivantage division focuses on selling through independent agencies. Since the acquisition of Encompass in the fourth quarter of 1999, the strategy for this division has been focused on profit improvement actions for both Encompass and Deerbrook.

    The Company generally separates the voluntary personal auto insurance business into two categories for underwriting and pricing purposes: the standard market and the non-standard market. Generally, standard auto customers are expected to have lower risks of loss than non-standard auto customers.

    In 2001 PP&C continues the implementation of SRM, which is a tier-based pricing, underwriting and marketing program that enhances the Company's competitiveness with those customers who, based on the Company's determination, will potentially provide the best profitability over their lifetime with the Company, characterized as high lifetime value. The factors SRM uses to place each auto customer into a risk category include, for example, the number of years of continuous coverage with a prior insurer, prior bodily injury liability limits and financial stability. Management intends to continue to refine and implement SRM as the regulatory review process is completed, additional analysis is performed and new factors are introduced. To date, a majority of the markets where SRM has been implemented have experienced increased agent productivity and increased percentages of customers with multiple policies.

    The Company's strategy for homeowners is to target customers whose risk of loss provides the best opportunity for profitable growth. Because homeowners is less price-sensitive than the private passenger auto business, new business growth attributable to SRM will occur more gradually in this line of business than in the auto insurance business. The factors SRM uses to place each homeowners customer into a risk category include, for example, prior claim activity and financial stability. The homeowners strategy also includes managing exposure on policies in areas where the potential loss from catastrophes exceeds acceptable levels.

    Homeowners premiums are earned over the policy period, typically twelve months. Losses including losses from catastrophic events and weather-related losses (wind, hail, lightning, freeze and flood events not meeting the Company's criteria to be declared a catastrophe) are also accrued on an occurrence basis within the policy period. However, homeowners product pricing, is typically intended to establish acceptable long-term returns, as determined by management, over a period of years. Accordingly, in any reporting period, loss experience from catastrophic events and weather-related losses may contribute to earnings performance negatively or positively, relative to the expectations incorporated into the product pricing. Accordingly, the homeowners line of business is more capital intensive than other personal lines of business.

    The Company is currently executing a range of actions to mitigate adverse homeowners trends, such as product, underwriting and rating changes and loss management initiatives which are intended to improve the profitability of this business. The effect on premiums of any ultimate actions is currently not estimable.

    Premiums written by line for the PP&C segment are presented in the following table.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2001	2000	2001	2000
Standard auto	$3,245	$3,124	$6,524	$6,286
Non-standard auto	722	804	1,435	1,680
Homeowners	1,160	1,098	2,072	1,948
Commercial lines	185	176	364	345
Other personal lines	408	378	766	700

Premiums written	$5,720	$5,580	$11,161	$10,959

    Standard auto premiums written  increased 3.9% to $3.25 billion in the second quarter of 2001, from $3.12 billion for the same three month period in 2000, and during the first six months of 2001, standard auto premiums increased 3.8% as compared to the first six months of last year. Excluding the impact of Ivantage, the Allstate-brand products' standard auto premiums increased 4.8% in the second quarter of 2001 compared to the same three month period in 2000, and 4.9% in the first six months of 2001 over the first six months of last year. The increase is due to a 3.2% increase in the number of new and renewal policies in force. Average premium per policy also added to this increase with 2.1% growth in the second quarter over the second quarter of last year, and 1.7% growth in the first six months of 2001 over the same period last year. Ivantage premiums decreased 3.8% in the second quarter of 2001 and 5.7% in the first six months of 2001 when compared to the same periods of 2000. These decreases were attributable to decreased new and renewal policies in force, partially offset by increased average premium per policy.

    Increases in standard auto average premium per policy were due to rate actions taken in both the Allstate-brand and Ivantage during 2000 and the first half of 2001, and also due to Allstate-brand policyholders generally selecting additional coverage. The Allstate-brand received approval for standard auto rate changes, some in connection with the implementation of SRM, in 20 states during the first half of 2001 with a projected average premium written increase in those states of 2.8% on an annual basis. Ivantage received approval for standard auto rate changes in 19 states during the first half of 2001 with a projected average premium written increase in those states of 0.9% on an annual basis.

    Non-standard auto premiums written  decreased 10.2% to $722 million in the second quarter of 2001, from $804 million for the same period in 2000, and 14.6% during the first six months of 2001 as compared to the first six months of 2000. Excluding the impact of Ivantage, the Allstate-brand non-standard auto premiums decreased 5.4% in the second quarter of 2001 compared to the same three month period in 2000, and 10.3% in the first six months of 2001, over the first six months of last year. The decrease is due to a 19.5% decrease in the number of new and renewal policies in force. A 6.9% increase in average premium per policy in the second quarter of 2001 over the second quarter of last year and a 5.7% increase in the first six months of 2001 over the first six months of last year partially offset lower policies in force. Ivantage premiums decreased 80.4% in the second quarter of 2001 and 78.3% in the first six months of 2001 when compared to the same periods of 2000. These decreases were attributable to an 81.2% decrease in policies in force. A 15.5% increase in average premium per policy in the second quarter over the second quarter of last year and an 8.7% increase in the first six months of 2001 over the first six months of last year partially offset lower policies in force.

    Decreases in non-standard auto premiums during the first half of 2001 were primarily due to the implementation of programs to address adverse profitability trends for both the Allstate-brand and Ivantage. These programs vary by state and include changes such as additional premium down payment requirements, tightening underwriting requirements, rate increases, non-renewing policies where permitted and certain other administrative changes. The adverse impact of these programs on non-standard written premium growth is expected to moderate in the second half of 2001, while positioning the Company for improved profitability. As a result of the actions taken in this line, the frequency of losses has decreased. The Company will continue to implement SRM for non-standard auto policies, subject to the regulatory review process, as well as internal monitoring of the performance and profitability of the SRM factors. The involuntary business written by shared markets generally increases when the underwriting standards used by the Company and other participants in the non-standard auto industry lead them to write less non-standard auto insurance business.

    Increases in non-standard auto average premium per policy were due to rate actions taken for both the Allstate-brand and Ivantage during 2000 and the first half of 2001. The Allstate-brand received approval for non-standard auto rate changes, some in connection with the implementation of SRM, in 23 states during the first half of 2001 with a projected average premium written increase in those states of 9.1% on an annual basis. Ivantage received approval for non-standard auto rate changes in 10 states during the first half of 2001 with a projected average premium written increase in those states of 8.5% on an annual basis.

    Homeowners premiums written  increased 5.6% to $1.16 billion in the second quarter of 2001, from $1.10 billion for the same three month period in 2000, and during the first six months of 2001, homeowners premiums increased 6.4% as compared to the first six months of last year. Excluding the impact of Ivantage, in the second quarter of 2001, Allstate-brand homeowners premiums increased 6.1% compared to the same three month period in 2000, and 6.5% in the first six months of 2001, over the first six months of last year. The increase is due to a 2.1% increase in the number of new and renewal policies in force. Average premium per policy also added to this increase with 4.2% growth in the second quarter of 2001 over the second quarter of last year, and 4.1% growth in the first six months of 2001 over the same period last year. Ivantage premiums increased 2.4% in the second quarter of 2001 and 5.1% in the first six months of 2001 when compared to the same periods of 2000. These increases were attributable to increased average premium per policy and partially offset by decreased policies in force.

    Increases in homeowners average premium per policy were due to rate actions taken for both the Allstate-brand and Ivantage during 2000 and the first half of 2001. The Allstate-brand received approval for homeowners rate changes, some in connection with the implementation of SRM, in 14 states during the first half of 2001 with a projected average premium written increase in those states of 10.6% on an annual basis. Ivantage received approval for homeowners rate changes in 18 states during the first half of 2001 with a projected average premium written increase in those states of 3.1% on an annual basis.

    For the second quarter of 2001, PP&C experienced an underwriting loss of $340 million compared to an underwriting loss of $49 million in the second quarter of 2000. For the six month period ended June 30, 2001, PP&C experienced an underwriting loss of $225 million compared to an underwriting loss of $27 million for the first half of last year. Underwriting losses increased in the second quarter of 2001 due to increased loss costs and higher catastrophe losses from multiple storms, whereas underwriting loss increases in the first six months of 2001 were driven primarily by increased loss costs, when compared to the same periods in the prior year. Loss costs were impacted by higher homeowners claim frequency and increased claim severity stemming from inflationary pressures in medical and repair costs. These trends were partially offset by lower auto claim frequency due primarily to improvements in non-standard auto as a result of the Company's profitability actions in this line. The Company is currently executing a range of actions to mitigate the adverse auto and homeowners trends, such as product, claim, underwriting and rating changes, which are intended to improve the profitability of this business.

    Catastrophe Losses and Catastrophe Management  Catastrophe losses for the second quarter of 2001 were $537 million compared with $367 million for the same period in 2000. For the first half of 2001, catastrophe losses were $619 million compared to $749 million for the same period last year. The level of catastrophe losses experienced in any period cannot be predicted and could be material to results of operations and financial position.

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

    For Allstate, areas of potential catastrophe losses due to hurricanes include major metropolitan centers near the eastern and gulf coasts of the United States. Allstate Floridian Insurance Company ("Floridian") and Allstate Floridian Indemnity Company ("AFI") sell and service Allstate's Florida residential property policies, and have access to reimbursements on certain qualifying Florida hurricanes and exposure to assessments from the Florida Hurricane Catastrophe Fund. In addition, Floridian and AFI are subject to assessments from the Florida Windstorm Underwriting Association and the Florida Property and Casualty Joint Underwriting Association, organizations created to provide coverage for catastrophic losses to property owners unable to obtain coverage in the private insurance market. The Company has also mitigated its ultimate exposure to hurricanes through policy brokering; an example includes the Company's brokering of insurance coverage for hurricanes in Hawaii to a non-affiliated company.

    Exposure to certain potential losses from earthquakes in California is limited by the Company's participation in the California Earthquake Authority ("CEA"), which provides insurance for California earthquake losses. Other areas in the United States where Allstate faces exposure to potential earthquake losses include areas surrounding the New Madrid fault system in the Midwest and faults in and surrounding Seattle, Washington and Charleston, South Carolina. Allstate continues to evaluate alternative business strategies to more effectively manage its exposure to catastrophe losses in these and other areas.

    While management believes the Company's catastrophe management initiatives have reduced the potential magnitude of possible future losses, the Company continues to be contingently responsible for assessments by the CEA and various Florida facilities, and to be exposed to catastrophes that may materially impact results of operations and financial position. For example, the Company's historical catastrophe experience includes losses relating to Hurricane Andrew in 1992 totaling $2.26 billion and the Northridge earthquake of 1994 totaling $1.99 billion ($90 million of which was recorded in the second quarter of 2001). The next largest hurricane experienced by the Company was Hurricane Hugo in 1989 with losses totaling 11.2% of Hurricane Andrew's losses, and the next largest earthquake experienced by the Company was the San Francisco earthquake of 1989 with losses totaling 7.6% of the Northridge earthquake's losses. Additionally, since 1990 the aggregate impact of catastrophes on the Company's loss ratio was 6.0%; excluding losses from Hurricane Andrew, California earthquakes and Hawaii hurricanes during that period, the aggregate impact of all other catastrophes on the Company's loss ratio was 3.8%. The establishment of appropriate reserves for losses incurred from catastrophes, as for all outstanding property-liability claims, is an inherently uncertain process. Catastrophe reserve estimates are regularly reviewed and updated, using the most current information and estimation techniques. Any resulting adjustments, which may be material, are reflected in current operations.

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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2001	2000	2001	2000
Underwriting loss	$4	$3	$8	$8

    Discontinued Lines and Coverages consists of business no longer written by Allstate, including results from environmental, asbestos and other mass tort exposures, and certain commercial and other businesses in run-off.

Net Investment Income and After-tax Realized Capital Gains and Losses

    Net Investment Income  Property-Liability net investment income was $436 million in the second quarter of 2001, consistent with $439 million in the second quarter of last year. For the first six months of 2001, net investment income increased to $902 million from $863 million in the same period last year. Fluctuations in both periods were due to increased income from partnership interests, offset by reduced asset balances due to dividends paid by Allstate Insurance Company ("AIC") to The Allstate Corporation. Average portfolio yields in the second quarter and year to date periods of 2001 were comparable to the prior year.

    After-tax Realized Capital Gains and Losses  Property-Liability after-tax realized capital losses for the second quarter of 2001 were $11 million compared to after-tax realized capital gains of $91 million for the same period in 2000. The decrease was due to market conditions impacting portfolio trading in the normal course of business and investment write-downs, partially offset by after-tax realized capital gains of $18 million resulting from the valuation of certain derivative instruments. During the first half of 2001, after-tax realized capital gains were $6 million compared to $210 million in the first six months of last year. This decrease was due to market conditions impacting portfolio trading in the normal course of business, investment write-downs and an after-tax realized capital loss of $18 million from the valuation of certain derivative instruments. The valuation of certain derivative instruments is due to new accounting policies adopted in the first quarter of 2001 related to the Statements of Financial Accounting Standards Nos. 133 and 138. Additionally, period-to-period fluctuations in realized capital gains and losses are largely the result of the timing of sales reflecting management's decision on the positioning of the investment portfolio, as well as assessments of individual securities and overall market conditions.

ALLSTATE FINANCIAL OPERATIONS

Overview

    Allstate Financial markets life insurance and investment products. Life insurance products consist of interest-sensitive life, traditional term and whole life, immediate annuities with life contingencies, variable life, indexed life, credit life and accident and health insurance. Investment products include deferred annuities, immediate annuities without life contingencies, structured settlements and institutional products, including guaranteed investment contracts and funding agreements.

    The segment uses several brand identities. Generally, Allstate brand products are sold through Allstate agencies, specialized brokers, Putnam distributors and workplace and direct response marketing. Other brands such as Glenbrook Life, Northbrook Life and Lincoln Benefit Life sell products through both Allstate and independent agencies, financial institutions such as securities firms and banks and direct response marketing.

    Summarized financial data for the Allstate Financial segment is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2001	2000	2001	2000
Statutory premiums and deposits	$2,936	$3,233	$5,803	$6,242

Investments	$44,321	$37,585	$44,321	$37,585
Separate Accounts assets	14,180	14,894	14,180	14,894

Investments, including Separate Accounts assets	$58,501	$52,479	$58,501	$52,479

GAAP Premiums	$357	$294	$651	$628
Contract charges	219	217	434	424
Net investment income	739	665	1,471	1,302
Contract benefits	419	372	818	765
Credited interest	459	370	858	722
Operating costs and expenses	242	216	487	444
Amortization of goodwill	7	7	15	14
Restructuring and related charges	3	(13)	4	(11)

Operating income before tax	185	224	374	420
Income tax expense on operations	66	79	128	148

Operating income(1)	119	145	246	272
Realized capital gains and losses, after-tax (2)	(35)	(44)	(87)	(40)
Cumulative effect of change in accounting principle,
after-tax	—	—	(6)	—

Net income	$84	$101	$153	$232

(1)
The supplemental operating information presented above allows for a more complete analysis of results of operations. The net effects of realized capital gains and losses have been excluded due to the volatility between periods and because such data is often excluded when evaluating the overall financial performance of insurers. Operating income should not be considered as a substitute for any generally accepted accounting principles ("GAAP") measure of performance. The method of calculating operating income may be different from the method used by other companies and therefore comparability may be limited.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2001	2000	2001	2000
Life products
Interest-sensitive	$223	$260	$441	$496
Traditional	116	106	213	201
Other	148	143	298	276

Total life products	487	509	952	973
Investment products
Fixed	885	996	1,584	2,049
Variable	751	1,115	1,564	2,098
Institutional	813	613	1,703	1,122

Total investment products	2,449	2,724	4,851	5,269

Total	$2,936	$3,233	$5,803	$6,242

    Total statutory premiums and deposits decreased 9.2% in the second quarter of 2001, compared to the second quarter of 2000, and 7.0% in the first six months of 2001, compared to the same period in the prior year. Decreases in statutory premiums during both periods were the result of declining sales of variable and fixed annuities, partially offset by increased sales of institutional products. Sales of variable and fixed annuities decreased 32.6% and 11.1%, respectively, in the second quarter of 2001, and 25.5% and 22.7%, respectively, in the first half of 2001 compared to the same periods in the prior year. These decreases were primarily due to declining market conditions, as volatile markets generally influence sales of investment products. Increased sales of institutional products were generated during the first and second quarters of 2001 primarily through the sale of funding agreements to entities issuing medium-term notes. Period to period fluctuations in sales of institutional products, including funding agreements, are largely due to management's assessment of market opportunities.

    GAAP Premiums and Contract Charges  Under GAAP, premiums represent revenue generated from traditional life products with significant mortality or morbidity risk. Revenues for interest-sensitive life insurance and other products that are largely investment-related, for which deposits are treated as liabilities, are reflected as contract charges. Immediate annuities may be purchased with a life contingency whereby the mortality risk is a significant factor; therefore revenues generated on these contracts are recognized as GAAP premiums.

    The following table summarizes GAAP premiums and contract charges.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2001	2000	2001	2000
Premiums
Traditional life	$107	$99	$206	$191
Immediate annuities with life contingencies	107	60	163	167
Other	143	135	282	270

Total premiums	357	294	651	628
Contract Charges
Interest-sensitive life	143	145	282	284
Variable annuities	57	55	113	110
Other	19	17	39	30

Total contract charges	219	217	434	424

Total Premiums and Contract Charges	$576	$511	$1,085	$1,052

    For the second quarter of 2001, total premiums increased 21.4% to $357 million, and for the first six months of 2001, total premiums increased 3.7% to $651 million, compared to the same periods last year. The increases in both periods were due to increased sales of traditional life policies. The second quarter increase also reflects higher sales of immediate annuities with life contingencies. Sales of immediate annuities may fluctuate from period to period due to market conditions, and between annuities sold with and without life contingencies and therefore, due to the GAAP reporting treatment of annuities with life contingencies, GAAP premium may fluctuate accordingly.

    Total contract charges increased 0.9% during the second quarter of 2001, and 2.4% during the first six months of the year, as compared to the same periods of 2000. The increases in both periods were due to increases in other contract charges, which includes variable life and fixed annuity contracts, and increased contract charges on variable annuities. Contract charges on variable annuity products are generally calculated as a percentage of each account value and therefore are impacted by market fluctuations. Increased variable annuity contract charges in the second quarter of 2001 were due to higher asset balances resulting from sales in the last twelve months and market appreciation. Increased variable annuity contract charges in the first six months of 2001 were due to higher asset balances resulting from sales in the last twelve months, partially offset by the impacts of market declines over the period.

    Operating Income  Operating income decreased 17.9% to $119 million in the second quarter of 2001 as compared to the second quarter of 2000. This decrease was due to higher operating expenses, partially offset by the investment margin. In the first half of 2001, operating income decreased 9.6% to $246 million as compared to operating income of $272 in the first half of 2000. This decrease was due to higher operating expenses and adverse mortality, partially offset by the investment margin.

    Investment margin, which represents the excess of investment income earned over interest credited to policyholders and contractholders, increased 4.4% during the current year second quarter as compared to the prior year second quarter, and 11.4% in the first six months of 2001 compared to the first six months of 2000. These increases were due primarily to increases in asset balances from new sales, not to increases in the difference between average investment yields and interest credited; the difference between average investment yields and interest credited during the quarter was comparable to the same period in 2000.

    Mortality margin, which represents premiums and cost of insurance charges in excess of related policy benefits, decreased 0.9% during the second quarter of 2001 as compared to the second quarter of 2000. During the first six months of 2001, the mortality margin decreased 7.7% as compared to the first half of 2000. The decreases, which negatively impact operating income, were the result of more favorable mortality results experienced in the first half of 2000, partially offset by increased premiums and cost of insurance charges, as noted above.

    Operating expenses increased 12.0% in the second quarter of 2001 to $242 million, compared to $216 million in the second quarter of 2000, and 9.7% in the first half of 2001 to $487 million, compared to $444 million in the first half of 2000. These increases were due to the additional marketing and distribution expenses to support growth initiatives.

Net Investment Income and After-tax Realized Capital Gains and Losses

    Net Investment Income  Allstate Financial net investment income increased 11.1% in the second quarter of 2001 and 13.0% in the first half of 2001 as compared with the same periods last year, due to higher investment balances from increased cash flows from operations and increased income from partnership interests in both periods. Investment balances at June 30, 2001, excluding Separate Accounts and unrealized gains on fixed income securities, grew 14.7% when compared to the June 30, 2000 balance. Average portfolio yields in the second quarter and year to date period of 2001 were comparable to the prior year.

    After-tax Realized Capital Gains and Losses  For the three month period ended June 30, 2001, Allstate Financial after-tax realized capital losses were $35 million compared to after-tax realized capital losses of $44 million for second quarter of 2000. The increase was due to gains on portfolio trading in the normal course of business and after-tax realized capital gains of $10 million resulting from the valuation of certain derivative instruments, partially offset by market conditions impacting investment write-downs. For the six months ended June 30, 2001, after-tax realized capital losses were $87 million, compared to after-tax realized capital losses of $40 million for the first half of 2000. This decrease was due to market conditions impacting investment write-downs and an after-tax realized capital loss of $25 million from the valuation of certain derivative instruments. The valuation of certain derivative instruments is due to new accounting policies adopted in the first quarter of 2001 related to the Statements of Financial Accounting Standards Nos. 133 and 138. Additionally, period-to-period fluctuations in realized capital gains and losses are largely the result of the timing of sales reflecting management's decision on the positioning of the investment portfolio, as well as assessments of individual securities and overall market conditions.

CAPITAL RESOURCES AND LIQUIDITY

    Capital Resources Allstate's capital resources consist of shareholders' equity, mandatorily redeemable preferred securities and debt, representing funds deployed or available to be deployed to support business operations. These resources are summarized in the following table.

($ in millions)	June 30, 2001	December 31, 2000
Common stock and retained earnings	$15,705	$15,525
Accumulated other comprehensive income	1,865	1,926

Total shareholders' equity	17,570	17,451
Mandatorily redeemable preferred securities	750	750
Debt	3,376	3,331

Total capital resources	$21,696	$21,532

Ratio of debt to total capital resources(1)	17.3%	17.2%
(1)
When analyzing the Company's ratio of debt to total capital resources, various formulas are used. In this presentation, debt includes 50% of the mandatorily redeemable preferred securities.

    Shareholders' Equity  Shareholders' equity increased $119 million in the first six months of 2001 when compared to year-end 2000, as net income was partially offset by share repurchases and dividends paid to shareholders. During the first half of 2001, the Company acquired 7.6 million shares of its stock at a cost of $304 million primarily as part of the current $2.00 billion stock repurchase program. This program was 81.8% complete at June 30, 2001.

    Debt  Consolidated debt at June 30, 2001 increased compared to December 31, 2000 due primarily to a $35 million increase in short-term borrowings outstanding.

    The Company has access to additional borrowing as follows:

  •
  Allstate has a commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. At June 30, 2001, the Company had outstanding commercial paper borrowings of $248 million.

  •
  During the second quarter of 2001, Allstate replaced its primary credit facility and currently maintains three credit facilities totaling $1.20 billion as a potential source of funds to meet short-term liquidity requirements: a $575 million five-year revolving line of credit expiring in 2006, a $575 million 364-day revolving line of credit expiring in 2002 and a $50 million one-year revolving line of credit expiring in August of 2001, which will be renewed. The rights to borrow on the five-year and 364-day lines of credit are subject to the requirements that the Company's ratio of total debt to total capital (as defined in the agreements) not exceed a designated level. These requirements are currently being met and management expects to continue to meet them in the future. There have been no borrowings under any of these lines of credit during the first half of 2001. The total amount outstanding at any point in time under the combination of the commercial paper program and the three credit facilities is limited to $1.20 billion.

  •
  As of June 30, 2001, the Company had the right to issue up to an additional $2.35 billion of debt securities, preferred stock, trust preferred securities or debt warrants utilizing the shelf registration statements filed with the Securities and Exchange Commission in August 1998 ($350 million remaining) and in June 2000 ($2.00 billion remaining).

    Financial Ratings and Strength  The Company's and its major subsidiaries' debt, commercial paper and financial strength ratings are influenced by many factors including the amount of financial leverage (i.e. debt) and exposure to risks, such as catastrophes, as well as the current level of operating leverage.

    In the first quarter of 2001, A.M. Best affirmed its financial strength ratings and assigned The Allstate Corporation's senior long term debt a rating of a+, and commercial paper program a rating of AMB-1. All other ratings remained unchanged during the first half of 2001.

    Liquidity  The Allstate Corporation is a holding company whose principal operating subsidiaries include AIC and American Heritage Life Investment Corporation. The Company's principal sources of funds are dividend payments from AIC, inter-company borrowings, funds from the settlement of Company benefit plans and funds that may be raised periodically from the issuance of additional debt, including commercial paper, or stock.

    The payment of dividends by AIC is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. Based on 2000 statutory net income, the maximum amount of dividends AIC is able to pay without prior Illinois Department of Insurance approval at a given point in time is $1.69 billion, less dividends paid during the preceding twelve months measured at that point in time. In the twelve-month period beginning July 31, 2000, AIC paid dividends of $1.12 billion. Notification and approval of inter-company lending activities is also required by the Illinois Department of Insurance for those transactions which exceed formula amounts based on statutory admitted assets and statutory surplus.

    The Company's principal uses of funds are the payment of dividends to shareholders, share repurchases, inter-company lending to its insurance subsidiaries, debt service, additional investments in its subsidiaries and acquisitions.

    Total surrender and withdrawal amounts for Allstate Financial decreased during the second quarter of 2001 to $709 million, compared to $1.07 billion in the second quarter of 2000, due primarily to the impact of market conditions. As Allstate Financial's interest-sensitive life policies and annuity contracts in force grow and age, the dollar amount of surrenders and withdrawals could increase. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated.

INVESTMENTS

    The composition of the investment portfolio at June 30, 2001, is presented in the following table.

	Property-Liability		Allstate Financial		Corporate and Other		Total
($ in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities(1)	$25,648	78.3%	$36,178	81.6%	$1,202	94.0%	$63,028	80.4%
Equity securities	5,487	16.7	403	0.9	14	1.1	5,904	7.5
Mortgage loans	138	0.4	4,969	11.2	—	—	5,107	6.5
Short-term	1,495	4.6	1,505	3.4	63	4.9	3,063	3.9
Other	11	—	1,266	2.9	—	—	1,277	1.7

Total	$32,779	100.0%	$44,321	100.0%	$1,279	100.0%	$78,379	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost for these securities was $24.80 billion, $34.69 billion and $1.16 billion for Property-Liability, Allstate Financial, and Corporate and Other, respectively.

    Total investments increased to $78.38 billion at June 30, 2001 from $74.48 billion at December 31, 2000. Property-Liability investments were $32.78 billion at June 30, 2001 compared to $32.96 billion at December 31, 2000. This decrease was due to decreased amounts invested from positive cash flows generated from operations and decreased unrealized gains in both the fixed income and equity securities. Allstate Financial investments at June 30, 2001, increased to $44.32 billion from $40.25 billion at December 31, 2000. This increase was attributable to amounts invested from positive cash flows generated from operations and increased unrealized capital gains on fixed income securities, partially offset by decreased unrealized capital gains on equity securities. Generally, when market interest rates decrease, as they did in the first half of 2001, unrealized gains on fixed income securities increase.

    Approximately 93.8% of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having an NAIC rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

OTHER DEVELOPMENTS

  •
  Recently, insurance carriers writing approximately 25% of the auto insurance in the state of New Jersey have announced their intention to withdraw from the state, citing their inability to charge adequate premiums since the implementation of regulated rate and coverage reform in 1999. Allstate New Jersey Insurance Company ("ANJ") has not experienced the same result, and continues to execute its strategies in the state. The outcome of these actions and impact to ANJ are uncertain.

  •
  In July of 2001, the Office of Thrift Supervision granted Allstate Bank, a subsidiary of The Allstate Corporation, a full-service thrift charter. Allstate Bank opened in 1998 under a limited-purpose thrift charter, offering cash management and trust services. A full-service thrift charter will allow Allstate Bank to offer a wider range of consumer banking products and services such as savings accounts, certificates of deposit and insured money market accounts.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS AFFECTING ALLSTATE

    This document contains "forward-looking statements" that anticipate results based on management's plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

    Forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "expects," "will," "anticipates," "estimates," "intends," "believes," "likely" and other words with similar meanings. These statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Forward-looking statements are based on management's current expectations of future events. The Company cannot guarantee that any forward-looking statement will be accurate. However, management believes that our forward-looking statements are based on reasonable, current expectations and assumptions. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

    If the expectations or assumptions underlying the forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. In addition to the normal risks of business, Allstate is subject to significant risk factors, including those listed below which apply to it as an insurance business.

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

  •
  For its non-standard auto insurance business, Allstate is pursuing programs to address adverse profitability trends. These programs include changes, such as additional down payment requirements, new underwriting criteria, rate increases, non-renewing policies where permitted and certain other administrative changes. While the adverse impact on non-standard written premium growth of these programs is expected to moderate in the second half of 2001, the negative impact of these actions could continue at current rates or increase due to a variety of factors, including unforeseen flaws in Allstate's pricing model, hindering improvements in profitability.

  •
  The insurance business is subject to extensive regulation-particularly at the state level. Many of these restrictions affect Allstate's ability to operate and grow its businesses in a profitable manner. In particular, the PP&C segment's implementation of SRM for its private passenger auto business is subject to state regulatory review processes.

  •
  The Company believes that the risk factors and tier-based pricing used with SRM will allow it to be more competitive and operate more profitably. However, the use of SRM is subject to the regulatory review process. Moreover, it is possible that the use of SRM underwriting factors or pricing model do not accurately anticipate the level of loss costs that the Company will ultimately incur as a result of the mix of new business generated through the use of these strategies. In addition, it is possible that the actual performance of SRM may differ from the underlying assumptions in the Company's projected loss costs for high lifetime value customers.

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

  •
  Certain states have laws that require an insurer conducting business in that state to offer coverage to all consumers and restrict an insurer's ability to charge an adequate price. In these markets, the Company or its subsidiaries may be compelled to underwrite significantly more business at an inadequate price, leading to an unacceptable return on the Company's capital.

  •
  Weather conditions including the frequency and severity of tornadoes, hailstorms, hurricanes, tropical storms, high winds, and winter storms affect the frequency and severity of claims in the property lines of insurance. Changing driving patterns affect the frequency and severity of claims in the private passenger auto insurance business.

  •
  Changes in the severity of claims have an impact on the profitability of Allstate's business. Changes in bodily injury claim severity are driven primarily by inflation in the medical sector of the economy. Changes in auto physical damage claim severity are driven primarily by inflation in auto repair costs, auto parts prices and used car prices. Changes in loss costs for homeowners insurance policies are driven by inflation in the construction industry, in building materials and in home furnishings and other economic and environmental factors. While the inflationary pressures in each of these sectors drives the Company's severity, it may not reflect the Company's experience.

  •
  The Company is currently pursuing various loss management initiatives in PP&C that are expected to contribute to the mitigation of future claim severity increases. However, these initiatives may not offset impacts of increased severity, which are inherently hard to predict.

  •
  Allstate has experienced, and expects to continue to experience, catastrophe losses. While management believes that our catastrophe management initiatives have reduced the potential magnitude of possible future losses, Allstate continues to be exposed to catastrophes that could have a material adverse impact on results of operations or financial position. Catastrophic events in the future may indicate that the techniques and data used to predict the probability of catastrophes and the extent of the resulting losses are inaccurate.

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

  •
  Changes in market interest rates can have adverse effects on Allstate's investment portfolio, investment income, product sales and results of operations. Increasing market interest rates have an adverse impact on the value of the investment portfolio, for example, by decreasing unrealized capital gains on fixed income securities. Declining market interest rates could have an adverse impact on Allstate's investment income as Allstate reinvests proceeds from positive cash flows from operations and from maturing and called investments into new investments that could be yielding less than the portfolio's average rate. Changes in market rates of interest as compared to rates offered on some of the Allstate Financial segment's products could make those products less attractive if competitive investment margins are not maintained. This could lead to lower sales and/or changes in the level of surrenders on these products. The Company seeks to limit its exposure in this area by offering a diverse group of products, periodically reviewing and revising crediting rates and providing for surrender charges in the event of early withdrawal.

  •
  The impact of decreasing Separate Accounts balances as a result of fluctuating market conditions could cause contract charges realized by the Allstate Financial segment to decrease.

  •
  In order to meet the anticipated cash flow requirements of its obligations to policyholders, from time to time Allstate adjusts the effective duration of investments, liabilities for contractholder funds and reserves for life-contingent contract benefits. Those adjustments may have an impact on the value of the investment portfolio, investment income, interest credited on contractholder funds and the investment margin.

  •
  Allstate Financial policy acquisition costs related to contractholder funds are amortized in proportion to gross profits over the estimated lives of the contract periods. Assumptions underlying the gross profits, which include estimated fees and investment and expense margins, are periodically updated to reflect actual experience resulting in adjustments to the cumulative amortization of these costs. These adjustments may have a material effect on results of operations.

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

  •
  Allstate Financial distributes some of its products under agreements with other members of the financial services industry that are not affiliated with Allstate. Termination of one or more of these agreements due to, for example, changes in control of any of these entities, could have a detrimental effect on the segment's sales. This risk may be exacerbated by the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminated many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

  •
  Allstate maintains three credit facilities totaling $1.20 billion as a potential source of funds to meet short-term liquidity requirements: a $575 million five-year revolving line of credit expiring in 2006, a $575 million 364-day revolving line of credit expiring in 2002 and a $50 million one-year revolving line of credit expiring in August 2001, which will be renewed. The rights to borrow on the five-year and 364-day lines of credit are subject to the requirements that the Company's ratio of total debt to total capital (as defined in the agreements) not exceed a designated level. The ability of Allstate to meet the requirements is dependent upon its financial condition.

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

  •
  At the federal level, these measures include the Gramm-Leach-Bliley Act of 1999, which eliminated many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

  •
  At the state level, these measures include legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company, thereby allowing insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) partially by their policyholders and partially by stockholders. Also, several large mutual life insurers have used or are expected to use existing state laws and regulations governing the conversion of mutual insurance companies into stock insurance companies (demutualization).

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

PART II. Other Information

Item 1. Legal Proceedings

    The discussion "Regulation and Legal Proceedings" in Part I, Item 1, Note 6 of this Form 10-Q is incorporated herein by reference. That discussion updates the discussion "Regulation and Legal Proceedings" beginning on page D-29 of Allstate's Notice of Annual Meeting and Proxy Statement dated March 26, 2001.

Item 4. Submission of Matters to a Vote of Security Holders

    On May 15, 2001, Allstate held its annual meeting of stockholders. Thirteen directors were elected for terms expiring at the 2002 annual meeting of stockholders. In addition, the stockholders ratified the appointment of Deloitte & Touche LLP as independent auditors for 2001, and approved the 2001 Equity Incentive Plan. The stockholders did not approve stockholder proposals regarding cumulative voting in the election of directors and endorsement of the CERES principles.

Election of Directors.

Nominee	Votes for	Votes Withheld
F. Duane Ackerman	630,837,976	6,232,329
James G. Andress	630,746,116	6,324,189
Warren L. Batts	630,599,376	6,470,929
Edward A. Brennan	629,908,820	7,161,485
James M. Denny	630,577,351	6,492,954
W. James Farrell	630,736,551	6,333,754
Ronald T. LeMay	630,781,168	6,289,137
Edward M. Liddy	630,546,524	6,523,781
Michael A. Miles	630,578,802	6,491,503
H. John Riley, Jr.	630,812,239	6,258,066
Joshua I. Smith	630,668,848	6,401,457
Judith A. Sprieser	630,745,799	6,324,506
Mary Alice Taylor	622,003,662	15,066,643

Ratify appointment of Deloitte & Touche as the Company's auditors for 2001.

Votes For	Votes Against	Votes Abstained
629,673,700	4,589,154	2,807,451

Approval of 2001 Equity Incentive Plan.

Votes For	Votes Against	Votes Abstained	Broker Non-votes
452,127,577	96,182,815	5,290,163	83,469,750

Stockholder proposal for cumulative voting in the election of directors.

Votes For	Votes Against	Votes Abstained	Broker Non-votes
235,999,751	289,033,962	28,566,842	83,469,750

Stockholder proposal for endorsement of CERES principles.

Votes For	Votes Against	Votes Abstained	Broker Non-votes
57,934,051	466,020,390	29,646,114	83,469,750

Item 6.  Exhibits

  (a)
  Exhibits

      An Exhibit Index has been filed as part of this report on Page E-1.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLSTATE CORPORATION (REGISTRANT)
August 10, 2001	By:	/s/ SAMUEL H. PILCH Samuel H. Pilch, Controller (Principal Accounting Officer and duly authorized Officer of Registrant)

Exhibit No.	Description	Sequentially Numbered Page
4	Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.
10.1	Amendments approved by the Board of Directors on March 3, 1999 and March 13, 2001 to The Allstate Corporation Equity Incentive Plan, as amended and restated as of November 10, 1998
10.2	Amendments approved by the Board of Directors on March 3, 1999 and March 13, 2001 to The Allstate Corporation Employees Replacement Stock Plan, as amended and restated on November 10, 1998
10.3	The Allstate Corporation 2001 Equity Incentive Plan effective May 15, 2001
10.4	Form of Option Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan
15	Acknowledgment of awareness from Deloitte & Touche LLP dated August 10, 2001, concerning unaudited interim financial information.

E–1