Form 10-Q
period 2001-09-30
ALLSTATE CORP
filed 2001-11-13
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

    Yes /x/ No / /

AS OF OCTOBER 31, 2001, THE REGISTRANT HAD 713,025,925 COMMON SHARES, $.01 PAR VALUE, OUTSTANDING.

THE ALLSTATE CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2001

		PAGE
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations for the Three Month and Nine Month Periods Ended September 30, 2001 and 2000 (unaudited)	1
	Condensed Consolidated Statements of Financial Position as of September 30, 2001 (unaudited) and December 31, 2000	2
	Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2001 and 2000 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4
	Independent Accountants' Review Report	16
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 6.	Exhibits	36

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
(in millions, except per share data)	(Unaudited)		(Unaudited)
Revenues
Property-liability insurance premiums earned	$5,597	$5,467	$16,553	$16,419
Life and annuity premiums and contract charges	580	571	1,665	1,623
Net investment income	1,200	1,183	3,615	3,402
Realized capital gains and losses	(204)	224	(326)	470

	7,173	7,445	21,507	21,914

Costs and expenses
Property-liability insurance claims and claims expense	4,474	4,076	13,093	12,412
Life and annuity contract benefits	886	825	2,562	2,312
Amortization of deferred policy acquisition costs	863	892	2,566	2,642
Operating costs and expenses	641	652	1,985	1,958
Amortization of goodwill	14	12	40	38
Restructuring and related charges	10	18	22	51
Interest expense	63	61	186	166

	6,951	6,536	20,454	19,579

Loss on disposition of operations	(53)	—	(63)	—

Income from operations before income tax (benefit) expense, dividends on preferred securities and cumulative effect of change in accounting principle	169	909	990	2,335
Income tax (benefit) expense	(67)	255	58	639

Income before dividends on preferred securities and cumulative effect of change in accounting principle	236	654	932	1,696
Dividends on preferred securities of subsidiary trusts	(10)	(10)	(29)	(32)
Cumulative effect of change in accounting for derivative and embedded derivative financial instruments, after-tax	—	—	(9)	—

Net income	$226	$644	$894	$1,664

Earnings per share:
Net income per share—basic	$0.32	$0.87	$1.24	$2.22

Weighted average shares—basic	717.3	735.8	722.8	748.6

Net income per share—diluted	$0.32	$0.87	$1.23	$2.21

Weighted average shares—diluted	719.7	740.6	726.2	753.4

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30, 2001	December 31, 2000
(in millions, except per share data)	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $61,710 and $58,525)	$65,067	$60,758
Equity securities, at fair value (cost $4,778 and $4,854)	5,215	6,086
Mortgage loans	5,477	4,599
Short-term	3,213	1,831
Other	1,299	1,209

Total investments	80,271	74,483
Cash	219	222
Premium installment receivables, net	4,087	3,802
Deferred policy acquisition costs	4,279	4,309
Reinsurance recoverables, net	2,706	2,352
Accrued investment income	957	942
Property and equipment, net	969	1,000
Goodwill	1,296	1,247
Other assets	1,391	1,153
Separate Accounts	12,431	15,298

Total assets	$108,606	$104,808

Liabilities
Reserve for property-liability insurance
claims and claims expense	$16,610	$16,859
Reserve for life-contingent contract benefits	9,261	8,468
Contractholder funds	32,653	28,870
Unearned premiums	8,033	7,607
Claim payments outstanding	818	908
Other liabilities and accrued expenses	6,976	4,918
Deferred income taxes	299	348
Short-term debt	359	219
Long-term debt	3,123	3,112
Separate Accounts	12,431	15,298

Total liabilities	90,563	86,607

Commitments and Contingent Liabilities (Notes 4 and 6)
Mandatorily Redeemable Preferred Securities of Subsidiary Trusts	750	750
Shareholders' equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2 billion shares authorized and 900 million issued, 713 million and 728 million shares outstanding	9	9
Additional capital paid-in	2,599	2,604
Retained income	18,916	18,433
Deferred compensation expense	(206)	(207)
Treasury stock, at cost (187 million and 172 million shares)	(5,893)	(5,314)
Accumulated other comprehensive income:
Unrealized net capital gains and net gains on derivative financial instruments	1,905	1,980
Unrealized foreign currency translation adjustments	(37)	(54)

Total accumulated other comprehensive income	1,868	1,926

Total shareholders' equity	17,293	17,451

Total liabilities and shareholders' equity	$108,606	$104,808

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2001	2000
(in millions)	(Unaudited)
Cash flows from operating activities
Net income	$894	$1,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(86)	(21)
Realized capital gains and losses	326	(470)
Cumulative effect of change in accounting for derivative and embedded derivative financial instruments	9	—
Interest credited to contractholder funds	1,292	1,095
Changes in:
Policy benefit and other insurance reserves	(217)	(839)
Unearned premiums	447	138
Deferred policy acquisition costs	(267)	(260)
Premium installment receivables, net	(285)	(16)
Reinsurance recoverables, net	(102)	12
Income taxes payable	(328)	559
Other operating assets and liabilities	32	(225)

Net cash provided by operating activities	1,715	1,637

Cash flows from investing activities
Proceeds from sales
Fixed income securities	18,192	20,835
Equity securities	3,306	7,216
Real estate	12	—
Investment collections
Fixed income securities	3,227	2,299
Mortgage loans	289	299
Investment purchases
Fixed income securities	(23,538)	(26,222)
Equity securities	(3,460)	(6,716)
Mortgage loans	(1,141)	(707)
Change in short-term investments, net	(92)	412
Change in other investments, net	(125)	(71)
Purchases of property and equipment, net	(120)	(229)

Net cash used in investing activities	(3,450)	(2,884)

Cash flows from financing activities
Change in short-term debt, net	134	(449)
Proceeds from issuance of long-term debt	—	912
Contractholder fund deposits	6,167	6,693
Contractholder fund withdrawals	(3,563)	(4,158)
Dividends paid	(400)	(376)
Treasury stock purchases	(684)	(1,469)
Other	78	71

Net cash provided by financing activities	1,732	1,224

Net decrease in cash	(3)	(23)
Cash at beginning of period	222	254

Cash at end of period	$219	$231

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

    The condensed consolidated financial statements and notes as of September 30, 2001, and for the three month and nine month periods ended September 30, 2001 and 2000 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Appendix D of the Notice of Annual Meeting and Proxy Statement dated March 26, 2001. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

    As of September 30, 2001 and December 31, 2000, unamortized goodwill amounted to $1,296 million and $1,247 million, respectively. For the nine months ended September 30, 2001 and 2000, the Company recognized goodwill amortization of $40 million and $38 million, respectively. Pursuant to the requirements of SFAS No. 142, upon implementation the Company will cease amortization of the unamortized goodwill balance. The Company is currently evaluating the effect of the impairment testing requirements of SFAS No. 142, however, the impact is not anticipated to be material to the results of operations or financial position.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The Statement also amends Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and retains the measurement and recognition requirements of SFAS No. 121. The Company's adoption of SFAS No. 144 is not expected to have a material effect on the results of operations or financial position.

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

    On September 28, 2001, the Company completed the disposition of its direct auto insurance business in Germany and Italy to Direct Line, the London based insurance subsidiary of The Royal Bank of Scotland. As a result, the Company recognized a $53 million ($34 million after-tax) loss on the disposition and a $50 million tax benefit attributable to the inception—to—
date losses of the subsidiaries, not previously recognized. The tax benefit was reported as a reduction to the Company's income tax expense on the statements of operations.

    The disposition of the Company's operations in the Philippines, Indonesia, Germany and Italy are consistent with the Company's strategy to focus its resources on business in North America.

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

    The computations of basic and diluted earnings per share are presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2001	2000	2001	2000
Numerator (applicable to common shareholders):
Income before dividends on preferred securities and cumulative effect of change in accounting principle	$236	$654	$932	$1,696
Dividends on preferred securities of subsidiary trusts	(10)	(10)	(29)	(32)
Cumulative effect of change in accounting for derivative and embedded derivative financial instruments	—	—	(9)	—

Net income applicable to common stockholders	$226	$644	$894	$1,664

Denominator:
Weighted average common shares outstanding	717.3	735.8	722.8	748.6
Effect of potential dilutive securities:
Stock options	2.4	2.9	3.4	2.3
Shares issuable under FELINE PRIDES contract	—	1.9	—	2.5

	2.4	4.8	3.4	4.8

Weighted average common and dilutive potential common shares outstanding	719.7	740.6	726.2	753.4

Earnings per share—Basic:
Income before dividends on preferred securities and cumulative effect of change in accounting principle	$.33	$.88	$1.29	$2.26
Dividends on preferred securities of subsidiary trusts	(.01)	(.01)	(.04)	(.04)
Cumulative effect of change in accounting for derivative and embedded derivative financial instruments	—	—	(.01)	—

Net income applicable to common shareholders	$.32	$.87	$1.24	$2.22

Earnings per share—Diluted:
Income before dividends on preferred securities and cumulative effect of change in accounting principle	$.33	$.88	$1.28	$2.25
Dividends on preferred securities of subsidiary trusts	(.01)	(.01)	(.04)	(.04)
Cumulative effect of change in accounting for derivative and embedded derivative financial instruments	—	—	(.01)	—

Net income applicable to common shareholders	$.32	$.87	$1.23	$2.21

    Options to purchase 11.4 million and 10.6 million Allstate common shares, with exercise prices ranging from $35.84 to $50.72 and $28.69 to $50.72, were outstanding at September 30, 2001 and September 30, 2000, respectively, but were not included in the computation of diluted earnings per share for the three month periods ended September 30, 2001 and 2000 since inclusion of these options would have an anti-dilutive effect as the options' exercise prices exceeded the average market price of Allstate common shares in the three month periods. Options to purchase 8.9 million and 15.8 million Allstate common shares, with exercise prices ranging from $39.50 to $50.72 and $25.88 to $50.72, were outstanding at September 30, 2001 and 2000, respectively, but were not included in the nine month period computations of diluted earnings per share due to anti-dilutive effects.

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

    Catastrophic events and weather-related losses (wind, hail, lightning, freeze and flood events not meeting the Company's criteria to be declared a catastrophe) are an inherent risk of the property-liability insurance business that have contributed to, and will continue to contribute to, material period-to-period fluctuations in the Company's results of operations and financial position. The level of catastrophic events and weather-related losses experienced in any period cannot be predicted and could be material to the results of operations and financial position.

    Management believes that the reserve for claims and claims expense, net of reinsurance recoverables, at September 30, 2001, is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by that date.

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

    Allstate's reserve for environmental and asbestos claims were $1,049 million and $1,071 million, net of reinsurance recoverables of $368 million and $359 million at September 30, 2001 and December 31, 2000, respectively. Approximately 59% and 58% of the total net environmental and asbestos reserve at September 30, 2001 and December 31, 2000, respectively, are for incurred but not reported ("IBNR") estimated losses.

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

5.  Reinsurance

    Property-liability insurance premiums and life and annuity premiums and contract charges are net of the following reinsurance ceded:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2001	2000	2001	2000
Property-liability premiums earned	$68	$68	$207	$203
Life and annuity premiums and contract charges	106	98	290	272

    Property-liability insurance claims and claims expense and life and annuity contract benefits are net of the following reinsurance recoveries:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2001	2000	2001	2000
Property-liability insurance claims and claims expense	$195	$66	$421	$207
Life and annuity contract benefits	109	71	263	185

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

Legal Proceedings

    Allstate and plaintiffs' representatives have settled certain civil suits related to the 1994 Northridge, California earthquake, including a class action. An appeal of the judgment approving the settlement of the class action was dismissed by the California Court of Appeal but objectors have recently filed a Petition for Review with the California Supreme Court. The plaintiffs in this action challenged licensing and engineering practices of certain firms that Allstate retained and alleged that Allstate systematically and improperly pressured engineering firms to alter their reports to reduce the loss amounts paid to some insureds with earthquake claims. The settlement agreement calls for a review of the claims of qualifying class members by independent structural/geotechnical engineers and independent claims adjusters. Of the approximately 11,500 class members, less than a third indicated an interest in participating in the independent review process and, after a detailed review of the claims files, only about 20% of the class has been cleared for participation. The review process is underway and has resulted in the closing of some claims for an immaterial amount. In June 2001 an accelerated resolution option for claims in the independent review process received court approval. Under that option, any eligible insureds who elected to participate will be paid $22,000 in full satisfaction of their claims, in lieu of further participation in the independent review process. On the basis of the court approval of the accelerated resolution option, the Company strengthened its reserves in the second quarter of 2001. In mid-August, the parties agreed to an extension of the deadline for receipt of acceptances of the offer to September 10, 2001. Over 80% of the eligible insureds accepted the accelerated resolution option and Allstate chose to proceed with the option. The mailing of release forms began on September 20, 2001. Of the insureds who accepted the offer, a majority have executed releases, and checks have been sent to them. The settlement is now complete as to those insureds. It is expected that most of the class members who accepted the accelerated resolution option will receive payment by year-end, and their claims will then be closed. The independent review process will continue for those eligible insureds who chose not to accept the accelerated resolution offer. In the opinion of management, the ultimate financial exposure in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

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

    There are a number of state and nationwide class action lawsuits pending in various state courts challenging the legal propriety of Allstate's medical bill review processes on a number of grounds, including, among other things, the manner in which Allstate determines reasonableness and necessity. One nationwide and three statewide class actions have been certified. These lawsuits, which to a large degree mirror similar lawsuits filed against other carriers in the industry, allege these processes result in a breach of the insurance policy as well as fraud. The Company denies those allegations and is vigorously defending both its processes and these lawsuits. The outcome of these disputes is currently uncertain.

    Four nationwide and two statewide putative class actions are pending against Allstate which challenge Allstate's use of certain automated database vendors in valuing total loss automobiles. To a large degree, these lawsuits mirror similar lawsuits filed against other carriers in the industry. Plaintiffs allege that flaws in these databases result in valuations to the detriment of insureds. The plaintiffs are seeking actual and punitive damages. The lawsuits are in various stages of development and Allstate is vigorously defending them, but the outcome of these disputes is currently uncertain.

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

7.  Business Segments

    Summarized financial performance data for each of the Company's reportable segments for the three months and nine months ended September 30, are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2001	2000	2001	2000
Income from operations before income taxes, dividends on preferred securities and cumulative effect of change in accounting principle
Property-Liability
Underwriting (loss) income
PP&C	$(161)	$83	$(386)	$56
Discontinued Lines and Coverages	(5)	(9)	(13)	(17)

Total underwriting (loss) income	(166)	74	(399)	39
Net investment income	432	463	1,334	1,326
Realized capital gains and losses	(134)	186	(128)	512
Loss on disposition of operations	(53)	—	(63)	—

Property-Liability income from operations before income taxes and cumulative effect of change in accounting principle	79	723	744	1,877
Allstate Financial
Premiums and contract charges	580	571	1,665	1,623
Net investment income	747	694	2,218	1,996
Realized capital gains and losses	(70)	39	(199)	(5)
Contract benefits	886	825	2,562	2,312
Operating costs and expenses	235	259	742	734
Restructuring charges	2	(2)	6	(13)

Allstate Financial income from operations before income taxes and cumulative effect of change in accounting principle	134	222	374	581
Corporate and Other
Service Fees (1)	14	2	30	6
Net investment income	21	26	63	80
Realized capital gains and losses	—	(1)	1	(37)
Operating costs and expenses	79	63	222	172

Corporate and Other loss from operations before income taxes, dividends on preferred securities and cumulative effect of change in accounting principle	(44)	(36)	(128)	(123)

Consolidated income from operations before income taxes, dividends on preferred securities and cumulative effect of change in accounting principle	$169	$909	$990	$2,335

(1)
For presentation in the Condensed Consolidated Statement of Operations, service fees of the Corporate and Other segment are reclassified to Operating costs and expenses.

    Summarized revenue data for each of the Company's business segments for the three months and nine months ended September 30, are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2001	2000	2001	2000
Revenues
Property-Liability
Premiums earned
PP&C	$5,595	$5,467	$16,542	$16,416
Discontinued Lines and Coverages	2	—	11	3

Total premiums earned	5,597	5,467	16,553	16,419
Net investment income	432	463	1,334	1,326
Realized capital gains and losses	(134)	186	(128)	512

Total Property-Liability	5,895	6,116	17,759	18,257
Allstate Financial
Premiums and contract charges	580	571	1,665	1,623
Net investment income	747	694	2,218	1,996
Realized capital gains and losses	(70)	39	(199)	(5)

Total Allstate Financial	1,257	1,304	3,684	3,614
Corporate and Other
Service Fees	14	2	30	6
Net investment income	21	26	63	80
Realized capital gains and losses	—	(1)	1	(37)

Total Corporate and Other before reclassification of service fees	35	27	94	49
Reclassification of service fees (1)	(14)	(2)	(30)	(6)

Total Corporate and Other	21	25	64	43

Consolidated Revenues	$7,173	$7,445	$21,507	$21,914

(1)
For presentation in the Condensed Consolidated Statement of Operations, service fees of the Corporate and Other segment are reclassified to Operating costs and expenses.

8.  Comprehensive Income

    The components of other comprehensive income on a pretax and after-tax basis for the three months and nine months ended September 30, are as follows:

	Three months ended September 30,
	2001			2000
(in millions)	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized net capital gains and net losses on derivative financial instruments
Unrealized holding (losses) gains arising during the period	$(212)	$74	$(138)	$472	$(165)	$307
Less: reclassification adjustments	(226)	79	(147)	220	(77)	143

Unrealized net capital gains	14	(5)	9	252	(88)	164
Net losses on derivative financial instruments arising during the period	(35)	13	(22)	—	—	—
Less: reclassification adjustments	(1)	—	(1)	—	—	—

Net losses on derivative financial instruments	(34)	13	(21)	—	—	—

Unrealized net capital gains and net losses on derivative financial instruments	(20)	8	(12)	252	(88)	164
Unrealized foreign currency translation adjustments	23	(8)	15	(13)	5	(8)

Other comprehensive income	$3	$—	3	$239	$(83)	156

Net income			226			644

Comprehensive income			$229			$800

		Nine months ended September 30,
	2001			2000
(in millions)	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized net capital gains and losses and net gains on derivative financial instruments
Unrealized holding (losses) gains arising during the period	$(351)	$123	$(228)	$558	$(195)	$363
Less: reclassification adjustments	(214)	75	(139)	441	(154)	287

Unrealized net capital (losses) gains	(137)	48	(89)	117	(41)	76
Cumulative effect of change in accounting for derivative financial instruments	8	(3)	5	—	—	—
Net gains on derivative financial instruments arising during the period	7	(2)	5	—	—	—
Less: reclassification adjustments	(6)	2	(4)	—	—	—

Net gains on derivative financial instruments	21	(7)	14	—	—	—

Unrealized net capital (losses) gains and net gains on derivative financial instruments	(116)	41	(75)	117	(41)	76
Unrealized foreign currency translation adjustments	26	(9)	17	(28)	10	(18)

Other comprehensive (loss) income	$(90)	$32	(58)	$89	$(31)	58

Net income			894			1,664

Comprehensive income			$836			$1,722

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

    The following table illustrates the inception to date change in the restructuring liability at September 30, 2001:

(in millions)	Employee costs	Exit costs	Total
Balance at December 31, 1999	$59	$10	$69
Net adjustments to the liability	1	24	25
Payments applied against the liability	(53)	(18)	(71)
Incremental post-retirement benefits classified with OPEB liability	(6)	—	(6)

Balance at September 30, 2001	$1	$16	$17

    The payments applied against the restructuring liability for employee costs primarily reflect severance. Payments applied for exit costs generally have consisted of post-exit rent expenses and contract termination penalties. Increases in the liability incurred during the year are due to estimates of additional severance and other exit costs.

    As of September 30, 2001, approximately 2,350 non-agent employees have been involuntarily terminated and approximately 1,640 non-agent positions have been eliminated through net attrition pursuant to the restructuring plan. As of September 30, 2001, approximately 2,400 agents have terminated their agency relationship with the Company at their election pursuant to the plan to reorganize exclusive agents to a single independent contractor program.

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

    We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries as of September 30, 2001, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Deloitte & Touche LLP

Chicago, Illinois
November 9, 2001

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

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

CONSOLIDATED REVENUES

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions except per share data)	2001	2000	2001	2000
Property-liability insurance premiums	$5,597	$5,467	$16,553	$16,419
Life and annuity premiums and contract charges	580	571	1,665	1,623
Net investment income	1,200	1,183	3,615	3,402
Realized capital gains and losses	(204)	224	(326)	470

Total revenues	$7,173	$7,445	$21,507	$21,914

    Consolidated revenues for the third quarter of 2001 decreased 3.7% compared to the same period of 2000 due to realized capital losses in the current year quarter, compared to realized capital gains in the prior year third quarter, partially offset by increased Property-liability insurance premiums, Net investment income and Life and annuity premiums and contract charges. Consolidated revenues decreased 1.9% for the nine months ended September 30, 2001 from the first nine months of 2000, due to realized capital losses in the first nine months of the current year, compared to realized capital gains in the prior year period, partially offset by increases in Net investment income, Property-liability insurance premiums and Life and annuity premiums and contract charges. Increased Property-liability insurance premiums during both periods were due to increased premiums from the Allstate brand products, partially offset by the effects of actions taken to improve the profitability of the Ivantage business, which includes the Encompasssm Insurance and Deerbrooksm Insurance brand names.

CONSOLIDATED NET INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions except per share data)	2001	2000	2001	2000
Net income	$226	$644	$894	$1,664
Net income per share (Basic)	.32	.87	1.24	2.22
Net income per share (Diluted)	.32	.87	1.23	2.21
Realized capital gains and losses, after-tax	(131)	129	(211)	276
Restructuring and related charges, after-tax	6	12	14	33

    Net income for the third quarter of 2001 decreased 64.9% compared to the same period of 2000 and decreased 46.3% for the nine months ended September 30, 2001 from the first nine months of 2000. Decreases in both periods reflect decreased operating income and realized capital losses, compared to realized capital gains in the prior year periods. Net income per diluted share in the third quarter of 2001 decreased 63.2% compared to the same period of 2000, and 44.3% for the nine months ended September 30, 2001 compared to the first nine months of 2000. Fluctuations in both periods reflect lower net income, partially offset by the accretive effect of share repurchase programs.

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

    Summarized financial data and key operating ratios for the Property-Liability operations are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except ratios)	2001	2000	2001	2000
Premiums written	$5,846	$5,644	$17,014	$16,604

Premiums earned	$5,597	$5,467	$16,553	$16,419
Claims and claims expense ("losses")	4,474	4,076	13,093	12,412
Operating costs and expenses	1,275	1,292	3,827	3,887
Amortization of goodwill	6	5	16	17
Restructuring and related charges	8	20	16	64

Underwriting (loss) income	(166)	74	(399)	39
Net investment income	432	463	1,334	1,326
Income tax (benefit) expense on operations	(24)	129	66	313
Realized capital gains and losses, after-tax	(85)	119	(79)	329
Loss on disposition of operations, after-tax	(34)	—	(40)	—
Cumulative effect of change in accounting principle, after-tax	—	—	(3)	—

Net income	$171	$527	$747	$1,381

Catastrophe losses	$142	$95	$761	$844

Operating ratios
Claims and claims expense ("loss") ratio	80.0	74.5	79.1	75.6
Expense ratio	23.0	24.1	23.3	24.2

Combined ratio	103.0	98.6	102.4	99.8

Effect of catastrophe losses on combined ratio	2.5	1.7	4.6	5.1

Effect of restructuring and related charges on combined ratio	0.1	0.4	0.1	0.4

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

    Summarized underwriting results and key operating ratios for the PP&C segment are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except ratios)	2001	2000	2001	2000
Premiums written	$5,845	$5,644	$17,006	$16,603

Premiums earned	$5,595	$5,467	$16,542	$16,416
Claims and claims expense ("losses")	4,469	4,069	13,076	12,399
Other costs and expenses	1,273	1,290	3,820	3,880
Amortization of goodwill	6	5	16	17
Restructuring and related charges	8	20	16	64

Underwriting (loss) income	$(161)	$83	$(386)	$56

Premiums earned
Allstate-brand:
Standard auto	$3,013	$2,811	$8,808	$8,388
Non-standard auto	669	766	2,049	2,362
Homeowners	965	894	2,821	2,643
Ivantage:
Standard auto	297	317	910	983
Non-standard auto	11	46	42	169
Homeowners	116	115	345	355
Other	524	518	1,567	1,516

Total premiums earned	$5,595	$5,467	$16,542	$16,416

Catastrophe losses	$142	$95	$761	$844

Operating ratios
Claims and claims expense ("loss") ratio
Allstate-brand:
Standard auto	73.6	73.4	73.9	70.1
Non-standard auto	85.9	86.4	83.4	87.8
Homeowners	94.5	62.9	92.0	74.1
Ivantage:
Standard auto	89.6	74.8	82.0	80.8
Non-standard auto	27.3	134.8	76.2	133.1
Homeowners	79.3	81.7	81.7	72.1
Other	76.9	74.9	77.2	80.0

Total loss ratio	79.9	74.4	79.0	75.6
Expense ratio	23.0	24.1	23.3	24.1

Combined ratio	102.9	98.5	102.3	99.7

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except ratios)	2001	2000	2001	2000
Effect of catastrophe losses on combined ratio
Allstate-brand:
Standard auto	(0.6)	(0.5)	1.5	1.6
Non-standard auto	1.4	(0.5)	1.0	1.2
Homeowners	9.1	9.4	16.4	20.2
Ivantage:
Standard auto	(0.3)	1.0	1.2	1.7
Non-standard auto	—	2.2	—	0.6
Homeowners	9.5	13.9	16.2	18.6
Other	9.7	1.3	5.3	4.1

Total	2.5	1.7	4.6	5.1

Effect of restructuring and related charges on combined ratio	0.1	0.4	0.1	0.4

    PP&C sells primarily private passenger auto and homeowners insurance to individuals through exclusive Allstate agencies and independent agencies. The PP&C strategy for Allstate brand products is to provide sales and service to new and existing customers in the distribution channels of their choice. A major part of this strategy is The Good Hands Network, a multi-access platform that integrates the Internet, Customer Information Centers ("CICs") and local exclusive Allstate agencies. As the Company proceeds with its state-by-state rollout of The Good Hands Network, it has observed that customers continue to rely primarily on Allstate's agents to complete their Allstate brand insurance purchases, while the Internet and CICs have been accessed primarily for quotes, information and service. To align with customer preferences, the Company is adjusting the services offered on the network, the pace for introducing the network and its advertising. Allstate will continue to monitor customer expectations and behaviors and will adjust its plans accordingly.

    The Ivantage business sells private passenger auto and homeowners insurance to individuals through independent agencies. Ivantage includes standard auto and homeowners products with the Encompass brand name and non-standard auto products with the Deerbrook brand name. Since the acquisition of Encompass in the fourth quarter of 1999, the PP&C strategy for Ivantage has focused on profit improvement actions for both Encompass and Deerbrook.

    The Company generally separates the voluntary personal auto insurance business into two categories for underwriting and pricing purposes: the standard market and the non-standard market. Generally, standard auto customers are expected to have lower risks of loss than non-standard auto customers.

    PP&C continues the implementation of SRM, which is a tier-based pricing, underwriting and marketing program that enhances the Company's competitiveness with those customers who, based on the Company's determination, will potentially provide the best profitability over the course of their relationship with the Company, characterized as "high lifetime value." The factors SRM uses to place each auto customer into a risk category include, for example, the number of years of continuous coverage with a prior insurer, prior bodily injury liability limits and financial stability. Management intends to continue to refine and implement SRM as the regulatory review process is completed, additional analysis is performed and new factors are introduced. The number of new applications for insurance per agent and the number of customers with multiple policies have increased in the majority of markets where the Company has implemented SRM.

    The Company's strategy for homeowners is to target customers whose risk of loss provides the best opportunity for profitable growth. Under SRM, the factors used to place each homeowners customer into a risk category include, for example, prior claim activity and financial stability. The homeowners strategy also includes managing exposure on policies in areas where the potential loss from catastrophes exceeds acceptable levels.

    Homeowners premiums are earned on a pro-rata basis over the policy period, typically twelve months. Losses, including losses from catastrophic events and weather-related losses (such as wind, hail, lightning and freeze events not meeting the Company's criteria to be declared a catastrophe), are also accrued on an occurrence basis within the policy period. However, homeowners product pricing is typically intended to establish acceptable long-term returns, as determined by management, over a period of years. Therefore in any reporting period, loss experience from catastrophic events and weather-related losses may contribute to earnings performance negatively or positively, relative to the expectations incorporated into the product pricing. Accordingly, the homeowners line of business is more capital intensive than other personal lines of business.

    The Company is currently executing a range of actions to mitigate adverse homeowners trends, such as market or state-specific product design, underwriting and rating changes, discontinuation of specific coverages and loss management initiatives, which are intended to improve the profitability of this business. The effect of these actions on profits is currently not estimable, and it is expected to be some time before the full effect of these initiatives is apparent in the financial results, because these actions take time to implement and because homeowners policies typically renew on an annual basis.

    Premiums written by line for the PP&C segment are presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2001	2000	2001	2000
Allstate-brand:
Standard auto	$3,062	$2,878	$8,974	$8,515
Non-standard auto	692	749	2,104	2,323
Homeowners	1,095	1,025	2,942	2,759
Ivantage:
Standard auto	306	325	918	974
Non-standard auto	11	24	34	130
Homeowners	123	121	348	335
Other	556	522	1,686	1,567

Total premiums written	$5,845	$5,644	$17,006	$16,603

    Standard auto premiums written  increased 5.2% for PP&C to $3.37 billion in the third quarter of 2001, from $3.20 billion for the same three month period in 2000, and during the first nine months of 2001, standard auto premiums increased 4.2% as compared to the first nine months of last year. The Allstate-brand standard auto premiums increased 6.4% in the third quarter of 2001 compared to the same three month period in 2000, and 5.4% in the first nine months of 2001 over the first nine months of last year. These increases were due to a 3.6% increase in the number of new and renewal policies in force. Average premium per policy also added to these increases with 3.1% growth in the third quarter over the third quarter of last year, and 2.2% growth in the first nine months of 2001 over the same period last year, with increases coming primarily from higher average renewal premiums. Ivantage premiums decreased 5.8% in the third quarter of 2001 and 5.7% in the first nine months of 2001 when compared to the same periods of 2000. These decreases were the result of profit improvement actions, and were attributable to fewer new and renewal policies in force, partially offset by increased average premium per policy.

    Increases in standard auto average premium per policy were due to rate actions taken in both the Allstate-brand and Ivantage during 2000 and 2001, and due to a shift to newer and more expensive autos by Allstate-brand policyholders. The Allstate-brand received approval for standard auto rate changes, some in connection with the implementation of SRM, in 34 states and Washington D.C. during the first nine months of 2001 with a projected increase in net average premium written in those jurisdictions of 4.7% on an annual basis. Ivantage received approval for standard auto rate changes in 30 states during the first nine months of 2001 with a projected increase in net average premium written in those states of 2.0% on an annual basis.

    Non-standard auto premiums written decreased 9.1% to $703 million in the third quarter of 2001, from $773 million for the same period in 2000, and 12.8% during the first nine months of 2001 as compared to the first nine months of 2000. The Allstate-brand non-standard auto premiums decreased 7.6% in the third quarter of 2001 compared to the same three month period in 2000, and 9.4% in the first nine months of 2001, over the first nine months of last year. These decreases were due to a 19.5% decrease in the number of new and renewal policies in force. Partially offsetting fewer policies in force was a 7.2% increase in average premium per policy in the third quarter of 2001 over the third quarter of last year and a 6.2% increase in the first nine months of 2001 over the first nine months of last year, with increases coming primarily from higher average renewal premiums. Ivantage premiums decreased 54.2% in the third quarter of 2001 and 73.8% in the first nine months of 2001 when compared to the same periods of 2000. These decreases were attributable to a

75.5% decrease in policies in force. A 27.4% increase in average premium per policy in the third quarter over the third quarter of last year and a 13.8% increase in the first nine months of 2001 over the first nine months of last year partially offset fewer policies in force.

    Decreases in non-standard auto premiums during the first nine months of 2001 were primarily due to the implementation of programs to address adverse profitability trends for both the Allstate-brand and Ivantage. These programs vary by state and include changes such as additional premium down payment requirements, tightening underwriting requirements, rate increases, policy non-renewal where permitted and certain other administrative changes. As a result of the actions taken in this line, the frequency of losses has decreased. The Company will continue to implement SRM for non-standard auto policies, subject to the regulatory review process, and continue to monitor the performance and profitability associated with the utilization of the SRM factors. The involuntary business written by shared markets generally increases when the underwriting standards used by the Company and other participants in the non-standard auto industry lead them to write less non-standard auto insurance business.

    Increases in non-standard auto average premium per policy were due to rate actions taken for both the Allstate-brand and Ivantage during 2000 and 2001. The Allstate-brand received approval for non-standard auto rate changes, some in connection with the implementation of SRM, in 37 states and Washington D.C. during the first nine months of 2001 with a projected increase in net average premium written in those jurisdictions of 11.3% on an annual basis. Ivantage received approval for non-standard auto rate changes, some in connection with the implementation of SRM, in 9 states during the first nine months of 2001 with a projected increase in net average premium written in those states of 13.8% on an annual basis.

    Homeowners premiums written increased 6.3% to $1.22 billion in the third quarter of 2001, from $1.15 billion for the same three month period in 2000. During the first nine months of 2001, homeowners premiums increased 6.3% as compared to the first nine months of last year. In the third quarter of 2001, the Allstate-brand homeowners premiums increased 6.8% compared to the same three month period in 2000, and 6.6% in the first nine months of 2001, over the first nine months of last year. These increases were due to a 2.1% increase in the number of new and renewal policies in force. Average premium per policy also added to these increases with 5.3% growth in the third quarter of 2001 over the third quarter of last year, and 4.6% growth in the first nine months of 2001 over the same period last year. Increases in Allstate-brand average premium resulted primarily from higher average renewal premiums. Ivantage premiums increased 1.7% in the third quarter of 2001 and 3.9% in the first nine months of 2001 when compared to the same periods of 2000. These increases were attributable to increased average premium per policy and partially offset by fewer policies in force.

    Increases in homeowners average premium per policy were due to rate actions taken for both the Allstate-brand and Ivantage during 2000 and 2001. The Allstate-brand received approval for homeowners rate changes, some in connection with the implementation of SRM, in 27 states and Washington D.C. during the first nine months of 2001 with a projected increase in net average premium written in those jurisdictions of 12.1% on an annual basis. Ivantage received approval for homeowners rate changes in 27 states during the first nine months of 2001 with a projected increase in net average premium written in those states of 3.8% on an annual basis.

    For the third quarter of 2001, PP&C experienced an underwriting loss of $161 million compared to underwriting income of $83 million in the third quarter of 2000. The underwriting loss in the quarter was due to increases in premiums earned being more than offset by higher loss costs, including a reserve increase in the quarter totaling $80 million after-tax. Increased loss costs were primarily due to increased homeowners claim severity and higher catastrophe losses. Catastrophe losses in the quarter included losses of $22 million after-tax due to the September 11 attack on the World Trade Center in New York City and the Pentagon in Washington D.C., and the plane crash in Pennsylvania. For the nine month period ended September 30, 2001, PP&C experienced an underwriting loss of $386 million compared to underwriting income of $56 million for the first nine months of last year. Underwriting losses in the first nine months of 2001 were driven primarily by increased loss costs, partly offset by lower year-to-date catastrophe losses. Loss costs in the first nine months of 2001, were impacted by higher homeowners claim frequency and increased claim severity. Increased severity in both the third quarter of 2001 and the first nine months of the year, as compared to the prior year periods, stems from inflationary pressures in medical and repair costs. These trends were partially offset by lower non-standard auto claim frequency as a result of the Company's profitability actions in this line. The Company is currently executing a range of actions to mitigate the adverse auto and homeowners trends, such as product, claim, underwriting and rating changes, which are intended to improve profitability.

    Catastrophe Losses and Catastrophe Management  Catastrophe losses for the third quarter of 2001 were $142 million compared with $95 million for the same period in 2000. For the first nine months of 2001, catastrophe losses were $761 million compared to $844 million for the same period last year. The level of catastrophe losses experienced in any period cannot be predicted and can be material to results of operations and financial position.

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

    Since 1991, the aggregate impact of catastrophes on the Company's total loss ratio was 6.1 pts. Excluding losses from Hurricane Andrew, California earthquakes and Hawaii hurricanes during that period, since the exposure for these catastrophes is now covered by an industry reinsurance or insurance mechanism (i.e. CEA and various Florida facilities), the aggregate impact of all other catastrophes on the Company's total loss ratio was 3.9 pts. Comparatively, the aggregate impact of catastrophes on the homeowners loss ratio over the last ten years, excluding losses from Hurricane Andrew, California earthquakes and Hawaii hurricanes during that period, was 16.7 pts. The catastrophe impact on the homeowners loss ratio in jurisdictions deemed to have hurricane exposure (those jurisdictions bordering the eastern and gulf coasts) was 17.5 pts, and in all other states the impact was 15.7 pts over this ten year period. Comparatively, during the first nine months of 2001, catastrophes in the states deemed to have hurricane exposure had an impact of 10.3 pts on the homeowners loss ratio, while in all other states catastrophes had an impact of 18.3 pts. The total catastrophe impact on the homeowners loss ratio was 13.8 pts during the first nine months of the year.

    Allstate continues to evaluate alternative business strategies to more effectively manage its exposure to catastrophe losses, including rate increases. In the first nine months of 2001, Allstate received approval for rate increases in 11 states deemed to have hurricane exposure and Washington D.C. with a projected increase in net average premium written in those jurisdictions of 12.5%. In addition, Allstate received approval for rate increases in 25 other states for a projected increase in net average premium written of 8.2%.

    The establishment of appropriate reserves for losses incurred from catastrophes, as for all outstanding property-liability claims, is an inherently uncertain process. Catastrophe reserve estimates are regularly reviewed and updated, using the most current information and estimation techniques. Any resulting adjustments, which may be material, are reflected in current operations.

    In the normal course of business, the Company may supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims.

    Discontinued Lines and Coverages  Summarized underwriting results for the Discontinued Lines and Coverages segment are presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2001	2000	2001	2000
Underwriting loss	$5	$9	$13	$17

    Discontinued Lines and Coverages consists of business no longer written by Allstate, including results from environmental, asbestos and other mass tort exposures, and certain commercial and other businesses in run-off.

    During the third quarter of 2001, the Company completed an annual review of reserves for environmental, asbestos and other mass tort exposures. As a result of this review, the Company increased its reserves for asbestos exposures by $61 million after-tax, but that increase was offset by reserve releases for environmental exposures of $30 million after-tax and other mass tort exposures of $25 million after-tax.

Net Investment Income and After-tax Realized Capital Gains and Losses

    Net Investment Income  Property-Liability net investment income was $432 million in the third quarter of 2001, compared to $463 million in the third quarter of last year. For the first nine months of 2001, net investment income was $1.33 billion, consistent with $1.33 billion in the same period last year. Net investment income in both the 2001 third quarter and year to date periods reflected reduced investment balances and lower portfolio yields partially offset by increased income from partnership interests, when compared to the same periods in the prior year. The decrease in investment balances is due to lower cash flow from operations, a result of underwriting losses, and dividends paid by Allstate Insurance Company ("AIC") to The Allstate Corporation.

    After-tax Realized Capital Gains and Losses  Property-Liability after-tax realized capital losses for the third quarter of 2001 were $85 million compared to after-tax realized capital gains of $119 million for the same period in 2000. After-tax realized capital losses in the third quarter of 2001 were comprised of a $60 million after-tax loss related to portfolio trading in the normal course of business, a $16 million after-tax loss from the valuation of certain derivative instruments and a $9 million after-tax loss from investment write-downs.

    During the first nine months of 2001, after-tax realized capital losses were $79 million compared to after-tax realized capital gains of $329 million in the first nine months of last year. After-tax realized capital losses for the first nine months of 2001 were comprised of a $51 million after-tax loss from investment write-downs and a $34 million after-tax loss from the valuation of certain derivative instruments, partly offset by a $6 million after-tax gain from portfolio trading in the normal course of business.

    Realized capital gains and losses from the valuation of certain derivative instruments during both periods reflected the impact of new accounting policies adopted in the first quarter of 2001 related to the Statements of Financial Accounting Standards Nos. 133 and 138. Changes in realized capital gains and losses are also the result of the timing of sales reflecting management decisions on the positioning of the investment portfolio, as well as assessments of individual securities and overall market conditions.

ALLSTATE FINANCIAL OPERATIONS

Overview

    Allstate Financial markets life insurance and investment or retirement products. Life insurance products consist of interest-sensitive life, traditional term and whole life, immediate annuities with life contingencies, variable life, indexed life, credit life and accident and health insurance. Investment products include deferred annuities, immediate annuities without life contingencies, structured settlements and institutional products, including guaranteed investment contracts and funding agreements.

    The segment uses several brand identities. Generally, Allstate brand products are sold through Allstate agencies, specialized brokers, Putnam distributors, workplace marketing and direct marketing. Other brands such as Glenbrook Life, Northbrook Life and Lincoln Benefit Life sell products through both Allstate and independent agencies, financial institutions such as securities firms and banks and direct response marketing.

    Summarized financial data for the Allstate Financial segment is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2001	2000	2001	2000
Statutory premiums and deposits	$2,491	$3,338	$8,294	$9,580

Investments	$46,224	$39,310	$46,224	$39,310
Separate Accounts assets	12,431	15,880	12,431	15,880

Investments, including Separate Accounts assets	$58,655	$55,190	$58,655	$55,190

GAAP Premiums	$359	$351	$1,010	$979
Contract charges	221	220	655	644
Net investment income	747	694	2,218	1,996
Contract benefits	451	405	1,269	1,170
Credited interest	435	420	1,293	1,142
Operating costs and expenses	225	231	712	675
Amortization of goodwill	7	7	22	21
Restructuring and related charges	2	(2)	6	(13)

Operating income before tax	207	204	581	624
Income tax expense on operations	73	71	201	219

Operating income(1)	134	133	380	405
Realized capital gains and losses, after-tax (2)	(46)	11	(133)	(29)
Cumulative effect of change in accounting principle, after-tax	—	—	(6)	—

Net income	$88	$144	$241	$376

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

Operating Results

    Statutory Premiums and Deposits Allstate Financial statutory premiums and deposits, which include premiums and deposits for all products, are used to analyze sales trends. The following table summarizes statutory premiums and deposits by product line.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2001	2000	2001	2000
Life products
Interest-sensitive	$221	$231	$662	$727
Traditional	109	101	322	302
Other	150	145	448	421

Total life products	480	477	1,432	1,450
Investment products
Fixed	857	995	2,441	3,044
Variable	625	1,059	2,189	3,157
Institutional	529	807	2,232	1,929

Total investment products	2,011	2,861	6,862	8,130

Total	$2,491	$3,338	$8,294	$9,580

    Allstate Financial total statutory premiums and deposits decreased 25.4% in the third quarter of 2001, compared to the third quarter of 2000, due to declines in sales of investment products, primarily variable annuities and institutional products. In the first nine months of 2001, statutory premiums and deposits declined 13.4% compared to the same period in the prior year, due to declines in sales of variable and fixed annuities, partially offset by increased sales of institutional products. Sales of investment products decreased 29.7% in the third quarter of 2001, and 15.6% in the first nine months of 2001 compared to the same periods in the prior year. These decreases reflect the difficult economic market conditions facing individual investors. Increased sales of institutional products during the first nine months of 2001 were primarily due to the sale of funding agreements to entities issuing medium-term notes. Period to period fluctuations in sales of institutional products, including funding agreements, are largely due to management's assessment of market opportunities.

    GAAP Premiums and Contract Charges  Under GAAP, premiums represent revenue generated from traditional life products with significant mortality or morbidity risk. Revenues for interest-sensitive life insurance and other products that are largely investment-related, for which deposits are treated as liabilities, are reflected as contract charges. However, mortality risk is a significant factor in immediate annuities with a life contingency, therefore revenues generated on these contracts are recognized as GAAP premiums.

    The following table summarizes GAAP premiums and contract charges.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2001	2000	2001	2000
Premiums
Traditional life	$116	$98	$322	$289
Immediate annuities with life contingencies	98	117	261	284
Other	145	136	427	406

Total premiums	359	351	1,010	979
Contract Charges
Interest-sensitive life	151	143	433	427
Variable annuities	54	60	167	170
Other	16	17	55	47

Total contract charges	221	220	655	644

Total Premiums and Contract Charges	$580	$571	$1,665	$1,623

    For the third quarter of 2001, Allstate Financial total premiums increased 2.3% to $359 million, and for the first nine months of 2001, total premiums increased 3.2% to $1.01 billion, compared to the same periods last year. The increases in both periods were due to increased sales of traditional life policies, offset to varying extents by decreased sales of immediate annuities with life contingencies. Depending on market conditions, from period to period there may be fluctuations in the overall level of sales of immediate annuities and in the mix of immediate annuities sold with or without life contingencies. Due to the GAAP reporting treatment of annuities with life contingencies, these fluctuations will cause GAAP premium to fluctuate accordingly.

    Total contract charges for Allstate Financial during the third quarter of 2001 were comparable to prior year as declines in account balances due to market conditions more than offset increases from new sales.  During the first nine months of 2001, total contract charges increased 1.7% as compared to the same period of 2000. Contract charges on variable annuity products are generally calculated as a percentage of each account value and therefore are impacted by market valuation fluctuations. Variable annuity contract charge fluctuations in both the third quarter of 2001 and first nine months of 2001, as compared to the prior year period, were due to the impacts of market declines over the period partially offset by the effect of new sales in the prior twelve months.

    Operating Measures  Key operating measures for the Allstate Financial segment are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2001	2000	2001	2000
Investment margin	$189	$177	$561	$505
Mortality margin	162	174	487	528
Maintenance charges	72	69	217	211
Surrender charges	18	20	56	63
Operating costs and expenses	225	231	712	675
Amortization of goodwill	7	7	22	21
Restructuring and related charges	2	(2)	6	(13)
Income tax expense on operations	73	71	201	219

Operating income	$134	$133	$380	$405

    Operating income in the third quarter of 2001 was comparable to the prior year, as increases in investment margin were offset by unfavorable mortality. In the first nine months of 2001, operating income decreased 6.2% to $380 million as compared to the first nine months of 2000. This decrease was due to higher operating expenses and unfavorable mortality, partially offset by a higher investment margin.

    Investment margin, which represents the excess of investment income earned over interest credited to policyholders and contractholders, increased 6.8% during the current year third quarter as compared to the prior year third quarter, and 11.1% in the first nine months of 2001 compared to the first nine months of 2000. These increases were due primarily to growth in investment balances from new sales in the previous twelve months. Average investment yields and interest-crediting rates during the quarter and for the first nine months of 2001 have contracted comparably when compared to the same periods in 2000.

    Mortality margin, which represents premiums and cost of insurance charges in excess of related policy benefits, decreased 6.9% during the third quarter of 2001 as compared to the third quarter of 2000. During the first nine months of 2001, the mortality margin decreased 7.8% as compared to the first nine months of 2000. The decrease in the third quarter of 2001, compared to the same period of 2000, was due to a $10 million after-tax loss incurred as a result of the tragedy of September 11. These losses more than offset the growth in mortality margins from increased premiums and contract charges and lower mortality losses when compared to prior year levels. For the first nine months of 2001, compared to the same period of 2000, the mortality margin decreased as a result of a favorable level of annuity losses incurred in 2000 and mortality losses in excess of premium and contract charge growth during the current period. Mortality loss experience cannot be predicted and can cause benefit payments to fluctuate from period to period.

    Operating expenses decreased 2.6% in the third quarter of 2001 to $225 million, compared to $231 million in the third quarter of 2000. During the period, lower deferred acquisition cost amortization was partially offset by growth in management expenses as compared to the prior year. Operating expenses during the third quarter of 2001, as compared to the prior quarters of 2001, decreased as they were aligned with the current economic and market conditions. Operating expenses increased 5.5% in the first nine months of 2001 to $712 million, compared to $675 million in the first nine months of 2000, as marketing and distribution expenses incurred on growth initiatives more than offset lower deferred acquisition cost amortization.

Net Investment Income and After-tax Realized Capital Gains and Losses

    Net Investment Income  Allstate Financial net investment income increased to $747 million in the third quarter of 2001 from $694 million in the same period of 2000. For the first nine months of 2001, investment income increased to $2.22 billion from $2.00 billion in the same period last year. Increases in both periods reflected higher investment balances from increased cash flows from operations, partially offset by declining portfolio yields compared to the prior year. Investment balances at September 30, 2001, excluding Separate Accounts and unrealized gains on fixed income securities, grew 14.2% when compared to the September 30, 2000 balances.

    After-tax Realized Capital Gains and Losses  Allstate Financial after-tax realized capital losses for the third quarter of 2001 were $46 million compared to after-tax realized capital gains of $11 million for the same period in 2000. After-tax realized capital losses in the third quarter of 2001 were comprised of a $34 million after-tax loss from the valuation of certain derivative instruments and an $18 million after-tax loss from investment write-downs, partially offset by a $6 million after-tax gain related to portfolio trading in the normal course of business.

    During the first nine months of 2001, after-tax realized capital losses were $133 million compared to $29 million in the first nine months of last year. After-tax realized capital losses for the first nine months of 2001 were comprised of a $66 million after-tax loss from investment write-downs, a $59 million after-tax loss from the valuation of certain derivative instruments and an $8 million after-tax loss from portfolio trading in the normal course of business.

    Realized capital gains and losses from the valuation of certain derivative instruments during both periods reflected the impact of new accounting policies adopted in the first quarter of 2001 related to the Statements of Financial Accounting Standards Nos. 133 and 138. Changes in realized capital gains and losses are also the result of the timing of sales reflecting management decisions on the positioning of the investment portfolio, as well as assessments of individual securities and overall market conditions.

CAPITAL RESOURCES AND LIQUIDITY

    Capital Resources Allstate's capital resources consist of shareholders' equity, mandatorily redeemable preferred securities and debt, representing funds deployed or available to be deployed to support business operations. These resources are summarized in the following table.

($ in millions)	September 30, 2001	December 31, 2000
Common stock and retained earnings	$15,425	$15,525
Accumulated other comprehensive income	1,868	1,926

Total shareholders' equity	17,293	17,451
Mandatorily redeemable preferred securities	750	750
Debt	3,482	3,331

Total capital resources	$21,525	$21,532

Ratio of debt to total capital resources(1)	17.9%	17.2%

(1)
When analyzing the Company's ratio of debt to total capital resources, various formulas are used. In this presentation, debt includes 50% of the mandatorily redeemable preferred securities.

    Shareholders' Equity  Shareholders' equity decreased $158 million in the first nine months of 2001 when compared to year-end 2000, as net income was offset by share repurchases and dividends paid to shareholders. During the first nine months of 2001, the Company acquired 18.8 million shares of its stock at a cost of $684 million primarily as part of its stock repurchase programs. During the third quarter of 2001, the Company acquired 10.6 million shares at a cost of $363 million to complete its $2 billion repurchase program, and acquired 0.5 million shares at a cost of $17 million to commence its current $500 million repurchase program. This program was 3.4% complete at September 30, 2001, and is expected to be completed by December 31, 2002.

    Mandatorily Redeemable Preferred Securities  On November 5, 2001, the Company announced that it would redeem $550 million of its mandatorily redeemable preferred securities. Funds to redeem these securities are expected to be obtained by utilizing the existing shelf registration statements.

    Debt  Consolidated debt at September 30, 2001 increased compared to December 31, 2000 due primarily to a $140 million increase in short-term borrowings outstanding.

    The Company has access to additional borrowing as follows:

  •
  Allstate has a commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. At September 30, 2001, the Company had outstanding commercial paper borrowings of $353 million.

  •
  During the second quarter of 2001, Allstate replaced its primary credit facility and currently maintains three credit facilities totaling $1.20 billion as a potential source of funds to meet short-term liquidity requirements: a $575 million five-year revolving line of credit expiring in 2006, a $575 million 364-day revolving line of credit expiring in 2002 and a $50 million one-year revolving line of credit expiring in 2002. The rights to borrow on the five-year and 364-day lines of credit are subject to the requirement that the Company's ratio of total debt to total capital (as defined in the agreements) not exceed a designated level. This requirement is currently being met and management expects to continue to meet it in the future. There have been no borrowings under any of these lines of credit during the first nine months of 2001. The total amount outstanding at any point in time under the combination of the commercial paper program and the three credit facilities is limited to $1.20 billion.

  •
  As of September 30, 2001, the Company had the right to issue up to an additional $2.35 billion of debt securities, preferred stock, trust preferred securities or debt warrants utilizing the shelf registration statements filed with the Securities and Exchange Commission in August 1998 ($350 million remaining) and in June 2000 ($2.00 billion remaining).

    Financial Ratings and Strength  The Company's and its major subsidiaries' debt, commercial paper and financial strength ratings are influenced by many factors including the amount of financial leverage (i.e. debt) and exposure to risks, such as catastrophes, as well as the current level of operating leverage.

    In the first quarter of 2001, A.M. Best affirmed its financial strength ratings and assigned The Allstate Corporation's senior long-term debt a rating of a+, and commercial paper program a rating of AMB-1. All other ratings remained unchanged during the first nine months of 2001.

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

    The payment of dividends by AIC is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. Based on 2000 statutory net income, the maximum amount of dividends AIC is able to pay without prior Illinois Department of Insurance approval at a given point in time is $1.69 billion, less dividends paid during the preceding twelve months measured at that point in time. In the twelve-month period beginning October 31, 2000, AIC paid dividends of $1.24 billion. Notification and approval of inter-company lending activities is also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.

    The Company's principal uses of funds are the payment of dividends to shareholders, share repurchases, inter-company lending to its insurance subsidiaries, debt service, additional investments in its subsidiaries and acquisitions.

    The Company also uses funds to make policyholder and claims payments, including surrender and withdrawal payments on the Allstate Financial products. Total surrender and withdrawal amounts for Allstate Financial decreased during the third quarter of 2001 to $689 million, compared to $870 million in the third quarter of 2000, due primarily to the impact of market conditions. As Allstate Financial's interest-sensitive life policies and annuity contracts in force grow and age, the dollar amount of surrenders and withdrawals could increase. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated.

INVESTMENTS

    The composition of the investment portfolio at September 30, 2001, is presented in the following table.

	Property-Liability		Allstate Financial		Corporate and Other		Total
($in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities(1)	$26,050	79.5%	$37,785	81.7%	$1,232	93.9%	$65,067	81.1%
Equity securities	4,870	14.9	332	0.7	13	1.0	5,215	6.5
Mortgage loans	132	0.4	5,345	11.6	—	—	5,477	6.8
Short-term	1,665	5.1	1,481	3.2	67	5.1	3,213	4.0
Other	18	0.1	1,281	2.8	—	—	1,299	1.6

Total	$32,735	100.0%	$46,224	100.0%	$1,312	100.0%	$80,271	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost for these securities was $24.78 billion, $35.76 billion and $1.17 billion for Property-Liability, Allstate Financial, and Corporate and Other, respectively.

    Total investments increased to $80.27 billion at September 30, 2001 from $74.48 billion at December 31, 2000. Property-Liability investments were $32.74 billion at September 30, 2001 compared to $32.96 billion at December 31, 2000. This decrease was due to lower unrealized gains on equity securities. Allstate Financial investments at September 30, 2001, increased to

$46.22 billion from $40.25 billion at December 31, 2000. This increase was attributable to amounts invested from positive cash flows generated from operations and increased unrealized capital gains on fixed income securities. Generally, when market interest rates decrease, as they did in the first nine months of 2001, unrealized gains on fixed income securities increase.

    Approximately 93.7% of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having an NAIC rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

    The ratings of securities in the Company's portfolio are influenced by many factors, including the impact of the economic environment on individual securities. A fluctuation in these ratings could materially impact the results of operations, liquidity or financial position of the Company. The Company closely monitors its fixed income and equity securities portfolios for rating changes or other declines in value that are other than temporary. Fixed income securities are placed on non-accrual status when they are in default or when the timing or receipt of principal or interest payments are in doubt. Write downs of fixed income and equity securities are recorded when the decline in value is considered to be other than temporary.

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

  •
  In July of 2001, the Office of Thrift Supervision granted Allstate Bank, a subsidiary of The Allstate Corporation, full-service banking powers. Using these powers, Allstate Bank began offering a wider range of consumer banking products and services, such as certificates of deposit, insured money market and savings accounts, checking accounts and home mortgage services through the Internet and a toll-free number. Further, many of the Bank's products currently are available through exclusive Allstate agencies in California, and are expected to be rolled-out to all Allstate agencies during 2002. Allstate Bank opened in 1998 under a limited-purpose thrift charter, offering cash management and trust services.

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

    If the expectations or assumptions underlying the forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. In addition to the normal risks of business, Allstate is subject to significant risk factors, including those listed below which apply to it as an insurance business and a provider of other financial services.

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

  •
  For its non-standard auto insurance business, Allstate is pursuing programs to address adverse profitability trends. These programs include changes, such as additional down payment requirements, new underwriting criteria, rate increases, non-renewing policies where permitted and certain other administrative changes. Allstate expects these programs to have an adverse impact on written premium growth, however they are designed to improve profitability.

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

  •
  In recent years, the competitive pricing environment for private passenger auto insurance put pressure on the PP&C segment's premium growth and profit margins, and because Allstate's PP&C segment's loss ratio compares favorably to the industry, state regulatory authorities may resist our efforts to raise rates. In addition, because of other factors such as SRM, the rate increases that have been approved during 2001 may not increase net average premium to the current projected levels.

  •
  From time to time, the private passenger auto insurance industry comes under pressure from state regulators, legislators and special interest groups to reduce, freeze or set rates at levels that do not correspond with underlying costs, in management's opinion. The homeowners insurance business faces similar pressure, particularly as regulators in catastrophe prone jurisdictions struggle to identify an acceptable methodology to price for catastrophe exposure. This kind of pressure is expected to persist. In addition, the use of financial stability as a factor in underwriting and pricing comes under attack by regulators, legislators and special interest groups in various states. The result could be legislation or regulation that adversely affects the profitability of Allstate's PP&C segment. The Company cannot predict the impact on results of operations, liquidity or financial position of possible future legislative and regulatory measures regarding rates.

  •
  Many states have laws and regulations that limit an insurer's ability to exit a market. For example, certain states limit a private passenger auto insurer's ability to cancel or refuse to renew policies. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of insurance business from the state, except pursuant to a plan that is approved by the state insurance department. State insurance departments have the authority to disapprove plans on the grounds that they may lead to market disruption. Laws and regulations that limit an insurer's ability to cancel or refuse to renew policies and that subject program withdrawals to prior approval requirements may restrict an insurer's ability to exit unprofitable markets.

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

  •
  The Company is currently pursuing various loss management initiatives in PP&C that are expected to mitigate future increases in claim severity. However, these initiatives may not offset impacts of increased severity, which are inherently difficult to predict.

  •
  Allstate has experienced, and expects to continue to experience, catastrophe losses. While management believes that our catastrophe management initiatives have reduced the potential magnitude of possible future losses, Allstate continues to be exposed to catastrophes that could have a material adverse impact on results of operations or financial position. Catastrophic events in the future may indicate that the techniques and data used to predict the probability of catastrophes and the extent of the resulting losses are inaccurate. The Company also continues to be exposed to assessments from the CEA and various Florida facilities, and losses that could surmount the liquidity of these mechanisms.

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

  •
  In the wake of September 11, insurers are evaluating the possibility of excluding acts of terrorism from certain types of insurance policies. In the event that insurance coverage for terrorism becomes unavailable or very expensive, there could be significant adverse impacts on some portion of the Company's investment portfolio, particularly in sectors such as airlines and real estate. For example, commercial mortgages or certain debt obligations might be adversely affected due to the inability to obtain coverage to restore the related real estate or other property, thereby creating the potential for increased default risk.

  •
  Changes in market interest rates can have adverse effects on Allstate's investment portfolio, investment income, product sales and results of operations. Increasing market interest rates have an adverse impact on the value of the investment portfolio, for example, by decreasing unrealized capital gains on fixed income securities. Declining market interest rates could have an adverse impact on Allstate's investment income as Allstate reinvests proceeds from positive cash flows from operations and from maturing and called investments into new investments that could be yielding less than the portfolio's average rate. Changes in market rates of interest as compared to rates offered on some of the Allstate Financial segment's products could make those products less attractive if competitive investment margins are not maintained, leading to lower sales and/or changes in the level of surrenders and withdrawals on these products. The Company seeks to limit its exposure to this risk on Allstate Financial's products by offering a diverse group of products, periodically reviewing and revising crediting rates and providing for surrender charges in the event of early withdrawal.

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

  •
  Management believes the reserves for life-contingent contract benefits are adequate to cover ultimate policy benefits, despite the underlying risks and uncertainties associated with their determination when payments will not be made until well into the future. The Company periodically reviews and revises its estimates. If future experience differs from assumptions, it may have a material impact on results of operations.

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

  •
  Allstate maintains three credit facilities totaling $1.20 billion as a potential source of funds to meet short-term liquidity requirements: a $575 million five-year revolving line of credit expiring in 2006, a $575 million 364-day revolving line of credit expiring in 2002 and a $50 million one-year revolving line of credit expiring in 2002. The rights to borrow on the five-year and 364-day lines of credit are subject to the requirement that the Company's ratio of total debt to total capital (as defined in the agreements) not exceed a designated level. The ability of Allstate to meet the requirement is dependent upon its financial condition.

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

    (b) Reports on Form 8-K

    Registrant filed a Current Report on Form 8-K on July 12, 2001 (Items 5 and 7).
    Registrant filed a Current Report on Form 8-K on October 16, 2001 (Items 5 and 7).

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLSTATE CORPORATION (REGISTRANT)
November 9, 2001	By:	/s/ SAMUEL H. PILCH Samuel H. Pilch (Principal Accounting Officer and duly authorized Officer of Registrant)

Exhibit No.	Description	Sequentially Numbered Page
3	Amended and Restated By-Laws of The Allstate Corporation
4
Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.
15	Acknowledgment of awareness from Deloitte & Touche LLP dated November 9, 2001, concerning unaudited interim financial information.

E–1