Form 10-K
period 2001-12-31
ALLSTATE CORP
filed 2002-03-26
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
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

        On January 31, 2002, Registrant had 711,728,469 shares of common stock outstanding. Approximately 609,123,602 of these shares, having an aggregate market value (based on closing prices on January 31, 2002 at 4:00 p.m. reported in the New York Stock Exchange Composite listing) of approximately $19.65 billion, were owned by stockholders other than the Registrant's directors and executive officers; Northern Trust Corporation, which is the trustee for The Savings and Profit Sharing Fund of Allstate Employees; and any person believed by the Registrant to own five percent or more of Registrant's outstanding common stock.

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

        Parts I, II and III of this Form 10-K incorporate by reference certain information from the Registrant's Notice of Annual Meeting and Proxy Statement dated March 25, 2002 (the "Proxy Statement").

i

PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	43
Signatures		44
Index to Financial Statements and Financial Statement Schedules		S-1
Exhibit Index		E-1

ii

Part I

Item 1.    Business

        The Allstate Corporation was incorporated under the laws of the State of Delaware on November 5, 1992 to serve as the holding company for Allstate Insurance Company. Its business is conducted principally through Allstate Insurance Company, Allstate Life Insurance Company and their affiliates (collectively, including The Allstate Corporation, "Allstate"). Allstate is engaged in the personal property and casualty insurance business and the life insurance, retirement and investment products business. It conducts its business in the United States and Canada. Allstate is the second largest personal property and casualty insurer in the United States on the basis of 2000 statutory premiums earned and the nation's 11th largest life insurance business on the basis of 2000 ordinary life insurance in force and 22nd on the basis of 2000 statutory admitted assets. Allstate has four business segments: Personal Property and Casualty; Allstate Financial (our life insurance and retirement and investment products business); Discontinued Lines and Coverages; and Corporate and Other.

STRATEGY

        Allstate's goal is to be a leading provider of personal protection and retirement products and services to targeted market segments using our multi-channel, multi-brand and multi-product strategy. This strategy is intended to:

>	Serve customers' needs and preferences by providing access to Allstate when, where and how they choose
>	Leverage a variety of distribution and service channels, including Allstate exclusive agencies, independent agencies, other financial institutions, direct marketing, the workplace and the Internet
>	Capitalize on the strength of the Allstate brand and our other brands such as EncompassSM Insurance and DeerbrookSM Insurance
>	Focus on the profitable growth of our personal property and casualty business and Allstate Financial

        In pursuit of this strategy, we intend to deepen our customer relationships, to enhance distribution capabilities, to offer new products and to engage in selective business start-ups, acquisitions and partnerships.

        While pursuing this strategy, we intend to maintain discipline in our capital and expense management in order to create long-term shareholder value. The components of the strategy applicable to our particular business segments are covered below in the discussion of the segments.

PERSONAL PROPERTY AND CASUALTY SEGMENT

Strategy

        For the Personal Property and Casualty segment we have adopted the following strategies:

>	Improve the profitability of our non-standard private passenger auto insurance business and our homeowners insurance business
>	Sustain the profitability of our standard private passenger auto insurance business
>	Focus on attracting and retaining customers who represent high lifetime value to Allstate's business, using strategic risk management (SRM), a tier-based pricing, underwriting and marketing program
>	Create and deploy technology to enhance the integration of Allstate's distribution channels, to improve customer service, to facilitate the introduction of new products and services, and to reduce infrastructure costs related to supporting agencies and handling claims
>	Manage expenses by realigning claim offices to fewer and larger locations and redesigning our Customer Information Centers and other back-office operations
>	Make optimum use of Allstate's distribution and service channels by encouraging the growth of larger and stronger exclusive agencies and continuing to enhance The Good Hands® Network
>	Continue to integrate the distribution of Allstate's life insurance, retirement and investment products and our personal property and casualty products through our proprietary distribution channels

Integration in Distribution

        As indicated above, one of our strategies is to integrate the distribution of many of our products through our proprietary distribution channels, particularly the Allstate exclusive agencies. Historically, the Allstate exclusive agencies have focused on the sale of our personal property and casualty products such as auto and homeowners insurance. More recently, we have been aiming to substantially increase cross sales of our life insurance, retirement and investment products through these agencies.

        As part of this initiative, we now require any new Allstate exclusive agents that we appoint to become "Personal Financial Representatives" or PFRs within 15 months after their appointment and we encourage our existing Allstate exclusive agents to earn this designation.

Almost half of the Allstate exclusive agents were PFRs by the end of 2001. Each PFR earns the designation by completing an education curriculum and obtaining the licenses required to sell products such as variable annuities and variable life insurance.

        In addition we are requiring our exclusive financial specialists to have the PFR designation. Exclusive financial specialists are agents who focus on the sale of life insurance, retirement and investment products and who often team up with agents more focused on the sale of auto and homeowners insurance. Together, they can sell a wide range of products to our customers.

        In the following discussion of our Personal Property and Casualty segment and our Allstate Financial segment, we tell you more about the distribution of our products through the Allstate agencies.

Products

        Our Personal Property and Casualty segment accounted for 68.0% of our statutory written premiums in 2001. In this segment, we sell principally private passenger auto and homeowners insurance in the United States and Canada.

        We also sell many other lines of personal property and casualty insurance, including landlords, personal umbrella, renters, condominium, residential fire, manufactured housing, boat owners and selected commercial property and casualty. In addition, we operate Allstate Motor Club, Inc., which provides members with travel plans and emergency road service.

        We evaluate the results of this segment based primarily upon underwriting results and premium growth.

        Information regarding the last three years' revenues and operating profit or loss attributable to the Personal Property and Casualty segment is contained in Note 18 to the Consolidated Financial Statements beginning on page C-105 of Appendix C to the Notice of Annual Meeting and Proxy Statement dated March 25, 2002 (the "Proxy Statement"). Note 18 also includes information regarding the last three years' identifiable assets attributable to our property-liability operations, which encompasses both our Personal Property and Casualty segment and our Corporate and Other segment. Note 18 is incorporated herein by reference.

Risk Management, Underwriting and Pricing

        Strategic Risk Management.    Historically we have separated both private passenger auto insurance and homeowners insurance into standard and non-standard categories for pricing or underwriting purposes, or both. While we no longer use those categories for homeowners insurance, we do use them for auto insurance. In addition, for the last several years we have been implementing a refined program called strategic risk management (SRM).    The implementation of SRM has led to a change in the mix of business as between standard and non-standard auto.

        SRM is a tier-based pricing, underwriting and marketing program. Tier-based pricing and underwriting produces a broader range of premiums that is more refined than the range generated by the standard/non-standard model alone. We believe that tier-based pricing and underwriting will allow Allstate to improve its competitive position with respect to high "lifetime value" market segments while maintaining or improving profitability.

        In many states, SRM uses factors such as the number of years of continuous coverage with a prior insurer, prior bodily injury liability limits and credit history to generate a tier-based pricing and underwriting model for private passenger auto insurance. Likewise, in many states, it uses factors such as claim activity and credit history to generate a tier-based pricing and underwriting model for homeowners insurance. When it uses credit history, SRM takes into consideration aspects of a consumer's credit management history related to the presence of public records (such as judgments and liens), collections or delinquencies, number of accounts of various types, length of account history, frequency of non-promotional inquiries into credit report, and credit utilization (account balance relative to limits).

        Currently, our use of SRM is focused primarily on our new business, business obtained through new applications for insurance, and to a lesser extent on our renewal business. We intend to continue to implement and refine SRM in accordance with state regulatory review processes.

        Lifetime Value.    We regard "lifetime value" as the discounted value of a customer's future cash flow stream. To compute a customer's lifetime value score, we analyze various variables in an algorithm. These variables include characteristics about the customer (for example, age, marital status and driving record) and the product the customer has purchased (for example, coverages, limits, and descriptors of the asset insured). The variables used in the algorithm, and their contributions to the lifetime value score, are derived from analysis of historic data patterns and trends. We have developed algorithms for most major products that we sell.

        Because future loss and retention patterns of customers vary significantly, the distribution of lifetime values for a large group of customers will vary from very negative to very positive. "High lifetime value" generally refers to customers who have above average lifetime values. Within a customer household, the lifetime values of all products owned can be aggregated to provide a comprehensive measure of the economic value to Allstate of our relationship with the household.

        We are developing models that identify high lifetime value prospects and we will be incorporating those models into creating our marketing campaigns. In addition to value scores for products that our customers already own, we have developed models that predict the likelihood that customers will buy additional products, and the lifetime value of those products if they are purchased. We intend to use these model scores to identify opportunities for cross-selling other products to customers who will add the most incremental economic value to Allstate.

        Non-Standard Auto.    We have been pursuing various initiatives to address adverse profitability trends in our non-standard private passenger auto insurance business. These initiatives vary by state but include changes such as additional premium down-payment requirements, tightening of underwriting guidelines, price increases, policy non-renewals (where permitted) and other administrative changes.

        Involuntary.    The Personal Property and Casualty segment participates in the "involuntary" or "shared" private passenger auto insurance business. This business provides auto insurance to individuals who would otherwise be unable to obtain it due to their driving records or other factors. Allstate, like all auto insurers, is required to write or share the cost of this business as a condition of its license to do business in many states. When the insurance industry tightens underwriting standards in the voluntary market, the amount of business written by the involuntary market tends to increase. Policies written in this market are generally priced at higher than standard rates. We typically experience losses in this business, but those losses have been immaterial to our results of operations.

        Retention.    As is true for the industry in general, costs attributable to our personal property and casualty products are generally higher during the first year an insurance policy is in effect than for subsequent years. Policy acquisition costs such as advertising, processing and inspection expenses are generally incurred during the first year. Policies that remain in force generally become more profitable over time. Accordingly, customer retention is an important factor in the segment's profitability and a key element of our strategy in this business.

Claims

        In the Personal Property and Casualty segment we seek to efficiently pay fair and correct amounts on all claims. As part of this effort, we employ strategies focused on specific segments of the claim adjustment process and we use the expertise and services provided by vendors where appropriate. To mitigate the effects of external cost pressures, our efforts include focused management oversight of claim costs through the use of medical cost management, fraud detection, litigation management, subrogation, and auto and property investigation and repair strategies. Examples of this work in our property lines include developing specialized knowledge and processes for mold claims, creating a rapid deployment team for flexible handling of periodic weather events, priority dispatching of our adjusters to those claims with the greatest opportunity for mitigation of damages, and employing vendor services to access favorable pricing of replacement materials and contents items along with consistent and accurate estimates of damage.

        We continue to research, develop and implement strategies to eliminate steps in our processes that are not cost-effective, leverage our scale and buying power, leverage our use of technology, reduce operational costs, improve process management and enhance service for our customers. Examples of this work include realignment of the company's claim offices to fewer, larger office locations, centralization of basic auto property damage claim handling and the acquisition of Sterling Collision Centers, Inc. to support the elimination of the redundancies that exist in today's auto collision repair process. To aid in cost reduction, we have engaged external vendors to assist with the procurement of auto glass, building supplies and legal services. Allstate's efficient management of the claims process helps maintain competitive and profitable rates.

Distribution Methods

        The Personal Property and Casualty segment sells private passenger auto and homeowners insurance primarily through Allstate exclusive agencies and independent agencies as well as through the independent agencies of our Ivantage business.

        The Allstate brand products are sold primarily through Allstate exclusive agencies and independent agencies. However, in those states where we have implemented The Good Hands Network—a multi-access platform that integrates the local Allstate exclusive agencies, the Internet and our Customer Information Centers—consumers can also purchase certain Allstate personal lines products and obtain service through our Customer Information Centers and, in many of those states, over the Internet. The Good Hands Network was available in 30 states to nearly 90% of the United States population by the end of 2001. We are monitoring customer expectations and behaviors and intend to continue to enhance the network. Our experience since the launch of the network is that customers for the Allstate brand use the Internet and our Customer Information Centers for information and service but continue to rely on Allstate exclusive agencies to complete their insurance purchases. In some states where we have implemented The Good Hands Network, customers cannot use the Internet to purchase our products, but they can use it to obtain information about some of our products, including pricing information, and service.

        Our Ivantage business sells Encompass and Deerbrook brand insurance through independent agencies. The Encompass brand includes standard private passenger auto and homeowners insurance products while the Deerbrook brand includes non-standard private passenger auto insurance.

        Our broad-based network of approximately 12,000 Allstate exclusive agencies in the United States in approximately 10,000 locations produced 92.0% of the Personal Property and Casualty segment's statutory written premiums in 2001. The balance was primarily generated by approximately 15,000 independent agencies. We are the fourth largest provider of personal lines products through independent agencies in the United States, based on 2000 statutory written premium.

Geographic Markets

        The principal geographic markets for our personal property and casualty products are in the United States. Through various Allstate affiliates, we are authorized to sell various lines of personal property and casualty insurance in all 50 states, the District of Columbia and Canada.

        The following table reflects, in percentages, the principal geographic distribution of statutory premiums earned for the segment for the year ended December 31, 2001. No other jurisdiction accounted for more than five percent of the statutory earned premiums for the Personal Property and Casualty segment.

California	11.5%
Texas	10.8%
New York	10.2%
Florida	9.3%

        Our underwriting strategy for homeowners is to target customers whose risk of loss provides Allstate with the best opportunity for profitable growth. This includes managing exposure on policies in geographic areas where the potential loss from catastrophes exceeds acceptable levels.

Competition

        The personal private passenger auto and homeowners insurance businesses are highly competitive. The following charts provide the market shares of our principal competitors in the U.S. personal property and casualty insurance market by direct written premium for the year ended December 31, 2000 (the most recent date such competitive information is available) according to A. M. Best.

Private Passenger Auto Insurance		Homeowners Insurance
Insurer	Market Share	Insurer	Market Share
State Farm	18.1%	State Farm	21.7%
Allstate	12.8%	Allstate	12.9%
Farmers	5.7%	Farmers	8.4%
Progressive	4.7%	Nationwide	4.5%
Nationwide	4.6%	Travelers	3.8%
Geico	4.6%	USAA	3.6%

        In this market, we compete principally on the basis of the recognition of our brands, the scope of our distribution system, price, the breadth of our product offerings, product features, customer service, claim handling, and use of technology. In addition, our proprietary database of underwriting and pricing experience enables Allstate to use SRM to divide the market into segments, appropriately price risks and cross sell its products within its customer base.

        In the United States insurance industry in 2000, approximately the following amounts of personal property and casualty premium were generated in the indicated distribution channel:

Exclusive agencies (employee and independent contractors)	$87.4 billion
Independent agencies	$51.1 billion
Direct response (call centers and Internet)	$18.2 billion

        As stated above, on the basis of 2000 statutory written premium, Allstate is the second largest personal property and casualty insurer in the United States and the fourth largest provider of personal lines products through independent agents in the United States.

Catastrophe Losses and Catastrophe Management

        Information regarding catastrophe losses is incorporated herein by reference to the discussion of "PP&C Catastrophe Losses" beginning on page C-16 of Appendix C to the Proxy Statement.

ALLSTATE FINANCIAL SEGMENT

Strategy

        For the Allstate Financial segment we have adopted the following strategies:

>	Become consumer centric; understand and meet the needs of three primary consumer target markets:
    •
    Middle-income consumers with retirement needs
    •
    Affluent, relationship-oriented consumers with retirement needs
    •
    Moderate-income consumers with family protection needs
>	Extend the Allstate brand to more products and distribution channels
>	Broaden and strengthen product distribution by focusing on channels and participants with the greatest sales and profit opportunity
>	Invest in technology to drive competitive advantage through scale and accessibility
>	Expand our structured financial products business by increasing scale and diversifying risks through growth in products that leverage the Allstate brand and our investment management and risk management strengths
>	Simplify the business to improve profitability

        In connection with the strategies outlined above, we plan to use our market research capabilities to develop consumer-driven, needs-based product solutions. To extend the Allstate brand, we plan to introduce additional products to our Allstate brand proprietary distribution channel, extend the Allstate brand to our non-proprietary distribution channels, and focus our advertising to broaden consumer awareness of the range of products offered under the Allstate brand. We are expanding our line of structured financial products to increase operating income and to further diversify risk. We intend to grow Allstate Financial through a combination of organic growth and selective acquisitions and alliances.

Products

        The products that we sell to our three consumer target markets for this segment are listed below. They include a broad range of insurance products that we call "protection" products and a broad range of retirement products. We continue to develop new versions of these products to satisfy evolving consumer needs.

Protection
Whole life	Hospital indemnity
Term life	Disability income
Universal life	Cancer
Single premium life	Accident
Variable life	Dental
Variable universal life	Credit life
Long-term care	Credit disability
Accidental death

Retirement

Fixed annuities
Variable annuities
Immediate annuities

        Our structured financial products listed below include a variety of spread-based products and fee-based products sold to sponsors of qualified defined contribution retirement plans, to other institutional buyers, and to buyers who seek certain specialized long-term immediate annuities. "GICs" are guaranteed investment contracts.

Structured Financial Products

General account GICs
Funding agreements
Structured settlement annuities
Immediate annuities
Synthetic GICs

Risk Management, Underwriting and Pricing

        For individual life insurance policies, we use detailed and uniform underwriting policies and procedures to assess and quantify the risk of each applicant. In some cases we require medical examinations and in some cases we may order attending physicians statements and consumer investigative reports.

        Generally, our life insurance policies allow us to adjust charges and credits to reflect changes from expected mortality and expense experience or higher or lower investment returns. However, we are subject to contractual maximum charges and minimum credits and state regulatory limits on increasing charges after a policy is issued.

        We price our new protection and retirement products to achieve a target return on required capital based on assumptions regarding mortality, expenses, investment return, persistency, required reserves and capital. Our assumptions are based on regular reviews of our experience in this business. Periodically, we revise in-force products through non-guaranteed charges or credits to reflect changes in experience and to preserve the margins that we originally priced into the product.

        Risk management is particularly important with respect to our structured financial products because of the significant guarantees that we provide as part of our spread-based product offerings. To facilitate risk management and comply with legal requirements, the assets supporting these spread-based products are segregated and managed in a manner distinct from the rest of the assets in the general account of the applicable insurance company subsidiary. For our structured financial products our risk management strategy is based on:

  •
  Managing interest rate exposure by closely matching the relative sensitivity of asset and liability values to interest rate changes. In other words, controlling the "duration match" of assets and liabilities. In many cases we use financial derivatives to control duration match.

  •
  Using analytic systems and processes to project cash flows for each asset and each liability and to measure the sensitivity of assets and liabilities to interest rate changes.

  •
  Primarily writing contracts that have a predictable maturity structure and do not have premature surrender or redemption provisions.

  •
  Monitoring any withdrawal activity in each contract to detect deviations from expected cash flows.

  •
  Establishing working groups to facilitate interaction among our employees with expertise in investment, sales, risk, financial, and pricing management.

        Underwriting is most significant for structured settlement annuities, immediate annuities, general account GICs and synthetic GICs. Structured settlement annuities and immediate annuities are underwritten using recent mortality experience and an assumption of continued improvement in annuitant longevity. We underwrite general account GICs and synthetic GICs as part of developing pricing proposals for new contracts. Our underwriters evaluate the likely variance from base line cash flows due to plan participants reallocating assets from the "stable value" option of their defined contribution plan to other investment options and for benefit payments and withdrawals. Proposals are made only in those situations in which the risk of cash flow variance is projected within strict guidelines, so that the withdrawal risk is minimized.

Distribution

        We distribute our retirement and protection products primarily through five distribution channels: Allstate exclusive agencies, independent broker/dealers (including master brokerage agencies), financial services firms, direct marketing and workplace marketing. This multi-channel distribution strategy results in a broad distribution network and increases operating flexibility while allowing us to focus on niche marketing. We have been expanding distribution of these products by increasing cross sales to existing customers of our personal property and casualty business and by driving increased sales activity through stronger wholesaling efforts.

        Allstate Agency Channel.    Through Allstate agencies, we are using exclusive agents and and exclusive financial specialists to increase cross sales of our protection and retirement products to customers who have already purchased one of our personal property and casualty products, such as auto or homeowners insurance.

        Allstate exclusive agencies primarily serve middle-income consumers with retirement and protection needs and moderate-income consumers with family protection needs. The products distributed through this channel include term life insurance, whole life insurance, fixed annuities, variable annuities, long-term care insurance and nonproprietary mutual funds.

        Independent Agents and Broker/Dealers.    We also distribute our retirement and protection products through independent agents (including master brokerage agencies) and registered representatives of independent broker/dealers. Through these agents and registered representatives, we target affluent, relationship-oriented consumers and middle-income consumers with retirement needs. Products distributed through independent agents include term life insurance, whole life insurance, fixed annuities, variable annuities and long-term care products. Products distributed through registered representatives of independent broker/dealers include variable annuities and variable universal life insurance.

        Financial Services Firms.    Through various investment management firms and banks across the country, we target affluent, relationship-oriented consumers and middle-income consumers who want assistance in investing for retirement. The products that we distribute through these financial services firms include fixed annuities, variable annuities and single premium life products. We have strategic alliances with two firms—Putnam Investments LLC and Morgan Stanley DW Inc.

        Direct Marketing.    We use direct marketing techniques such as telemarketing and direct mail primarily to distribute term life insurance, accidental death and hospital indemnity products to moderate-income consumers who have family protection needs.

        Workplace.    Through workplace marketing we offer insurance products to individuals where they work. They pay for these products through payroll deductions. The products that we sell through workplace marketing include universal life, term life, interest sensitive whole life, disability income, cancer, accident, hospital indemnity and dental insurance.

        The following table lists our primary protection and retirement products, the major distribution channels that we use for these products and the targeted customer segment.

Distribution Channel	Primary Products	Targeted Customer
Allstate Agency
Term life insurance
Whole life insurance
Universal life insurance
Variable universal life insurance
Fixed annuities
Variable annuities
Immediate annuities
Long-term care
Disability income
	Cancer insurance	Middle-income consumers with retirement and protection needs and moderate-income consumers with family protection needs.
Independent agents	Term life insurance Whole life insurance Universal life insurance Single premium life insurance Fixed annuities Variable annuities Immediate annuities Long-term care	Affluent, relationship-oriented consumers and middle-income consumers with retirement and protection needs
Independent broker/ dealers	Variable annuities Variable universal life insurance

Distribution Channel	Primary Products	Targeted Customer
Financial services firms—		Affluent, relationship-oriented consumers and middle-income consumers with retirement needs
Investment management firms	Variable annuities Variable life insurance
Strategic alliances
• Putnam Investments LLC	Variable annuities
• Morgan Stanley DW Inc.	Fixed annuities Variable annuities Immediate annuities Variable life insurance
Banks	Fixed annuities Variable annuities Single premium life insurance Variable life insurance	Middle-income consumers with retirement needs
Direct marketing	Term life insurance Accidental death Hospital indemnity Credit life and disability insurance Variable annuities	Moderate-income consumers with family protection needs
Workplace marketing	Term life insurance Universal life insurance Disability income insurance Cancer insurance Accident insurance Hospital indemnity Dental insurance Credit life insurance Credit disability insurance	Middle-income consumers with protection needs and moderate-income consumers with family protection needs

        We distribute our structured financial products either directly to institutional buyers or indirectly through financial intermediaries, consultants and brokers. We sell general account and synthetic GICs through direct marketing to retirement plan sponsors or to specialty investment managers who represent sponsors. We market funding agreements both in the United States and internationally through direct marketing, through specialized brokers, or through investment banks to a variety of institutional money management firms including retirement plan funds. Approximately 80% of our funding agreement sales are derived from transactions in which a special purpose entity purchases a funding agreement with terms similar to those of debt obligations issued by the special purpose entity. The strength of the GIC and funding agreement markets is dependent on capital market conditions. As a result, sales through this channel can vary widely from one fiscal quarter to another. Structured settlement annuities are marketed through a small group of specialty brokers. Approximately 20% of our structured settlement annuities originate with cases referred from our personal property and casualty business.

        Our experienced sales staff develops and maintains relationships with target customers for our structured financial products, consultants, and other financial intermediaries. Our consistent market presence has created strong and valuable relationships with a large segment of our customer base.

        The following table summarizes the primary distribution method, the primary structured financial products and our target customers for these products.

Distribution Method	Primary Products	Targeted Customer
Direct or through specialty investment managers who represent plan sponsors	General account and synthetic GICs	Qualified defined contribution retirement plan sponsors
Direct or through specialized brokers or investment banks	Funding agreements (including funding agreements backing medium term note programs and funding agreements sold to short-term money managers)	Institutional money management firms and other institutional buyers (domestic and international)
Specialty brokers	Structured settlement annuities	Buyers seeking certain specialized long term immediate annuities (typically entities required to fund, or recipients of, large claim or litigation settlements)
Independent agents	Immediate annuities	Affluent relationship oriented customers

Geographic Markets

        We sell our protection and retirement products throughout the United States. Through subsidiary insurance companies, we are authorized to sell these products in all 50 states, the District of Columbia and Puerto Rico.

        We distribute our structured financial products in the United States and internationally.

However, our international distribution is generally limited to selling funding agreements to special purpose entities that issue medium term notes distributed through dealer groups of investment bankers to various institutional money managers and a limited number of high net worth individuals. In the United States we provide funding agreements to back medium term note programs that are distributed to qualified investment buyers.

        The following table reflects, in percentages, the principal geographic distribution of statutory premiums and deposits for the Allstate Financial segment for the year ended December 31, 2001. Approximately 97.8% of the statutory premiums and deposits generated in Delaware represent deposits received in connection with funding agreements sold to a special purpose entity domiciled in Delaware.

Delaware	11.4%
California	9.5%
New York	5.7%
Florida	5.4%

No other jurisdiction accounted for more than five percent of the statutory premiums and deposits.

Competition

        With regard to our protection and retirement products, we compete principally on the basis of the scope of our distribution systems, the breadth of our product offerings, the recognition of the Allstate brand name, our financial strength and ratings, our product features and price and the level of customer service that we provide. In addition, with respect to variable life and variable annuity products, we compete on the basis of the variety of choices of funds and the management and performance of those funds within our separate accounts.

        The life insurance and annuity market continues to be highly fragmented and competitive. As of December 31, 2000, there were approximately 800 groups of life insurance companies in the United States, most of which offered one or more products similar to our protection and retirement products and many of which used similar marketing techniques. Based on information contained in statements filed with state insurance departments, in 2000 approximately 46.0% of the life insurance and annuity statutory premiums and deposits were written by 15 insurance company groups. According to the same sources, as of December 31, 2000, the Allstate Financial segment ranked 11th based on ordinary life insurance in force and 22nd based on statutory admitted assets. In some states, we compete with banks and savings and loan associations in the sale of life insurance products. In addition, because certain life insurance and investment products include a savings or investment component, our competition includes securities firms, investment advisors, mutual funds, banks and other financial institutions. Competitive pressure in this line of business is growing due, in part, to demutualization and consolidation activity in the financial services industry.

        In the sale of our structured financial products, we operate in a variety of highly competitive institutional markets. Although a large number of companies offer these products, a relatively small number of companies dominate the market. However, customer need for diversification limits significant consolidation. In 2000, the top 15 providers of structured financial products, including Allstate, issued approximately 80% of total general account GICs and funding agreements issued by U.S. life insurance companies; and ten insurers, including Allstate, issued approximately 80% of the total structured settlement annuities. Immediate annuities are marketed by many companies and are not uniquely concentrated. Our competitors include a variety of well-recognized insurance companies, many of which are larger than the Allstate Financial segment.

        We have built a significant market share for structured financial products in several important markets. We are able to successfully compete in these markets due to our strong financial ratings, investment management expertise, our strong distribution network, competitive product design, the highly recognized Allstate brand name and affiliation with our large, established agency force. Competition in this market is restricted almost exclusively to insurance companies with superior or excellent financial ratings. The requirement for strong financial ratings reduces pressure on margins by limiting the number of potential competitors and by lowering our cost of funds.

Separate Accounts and General Accounts

        The assets and liabilities relating to variable annuities, variable life products and some GICs are legally segregated and reflected as assets and liabilities of the separate accounts in the financial statements of the subsidiary insurance companies that provide such products. Absent a contract provision specifying either a guaranteed minimum return or account value upon death or annuitization, variable annuity and variable life contractholders bear the investment risk that the funds in the applicable separate account may not meet their stated investment objectives. The assets and liabilities relating to variable products issued with fixed fund options are divided between the applicable separate account for the variable portion of the product and the general account for the fixed portion of the product.

        The assets and liabilities relating to the other (non-variable) life insurance and annuity products, including any minimum guarantees of separate account products, are reflected in the general account of the applicable subsidiary insurance company.

Reinsurance

        We use reinsurance as a means to share mortality risk with external reinsurers as well as to transfer risk among our subsidiary insurance companies. As of December 31, 2001, we retained a maximum risk of two million dollars on each insured life. The primary uses of reinsurance include ceding amounts greater than the two million dollar retention limit, proportional sharing of certain term insurance policies with external reinsurance pools, and catastrophe reinsurance, which limits overall life insurance losses in catastrophic events.

Reserves

        We compute reserves for life-contingent contract benefits (mostly for term life and whole life policies) on the basis of assumptions as to future investment yields, mortality, morbidity, terminations and expenses. These assumptions generally vary by such characteristics as type of coverage, issue age, year of issue, and policy duration.

        Contractholder funds arise from the issuance of policies and contracts that include an investment component, including most fixed annuities and interest-sensitive life policies. We record deposits received as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less withdrawals and charges for mortality and administrative expenses.

        We establish and report liabilities for contractholders' funds and future policy benefits to meet the obligations on our policies and contracts. Our liability for general account GICs, period certain structured settlement and immediate annuities, and funding agreements is equal to the cumulative account balances for these products. Cumulative account balances include deposits plus credited interest less expense charges and withdrawals. We calculate future policy benefits for straight life structured settlement annuities and immediate annuities based on a set of actuarial assumptions that we establish and maintain throughout the lives of the contracts. These assumptions include investment yields, mortality and the expected time to retirement.

        Separate account liabilities for variable annuities and variable life policies represent the contractholders' claim to the related assets and are carried at the fair value of the assets.

        The establishment of reserve and contractholder fund liabilities in recognition of the segment's future benefit obligations under life and annuity policies and other products is discussed in Notes 2 and 8 to the Consolidated Financial Statements beginning on pages C-63 and C-87, respectively, of Appendix C to the Proxy Statement, incorporated herein by reference.

OTHER BUSINESS SEGMENTS

        Note 18 to the Consolidated Financial Statements beginning on page C-105 of Appendix C to the Proxy Statement, incorporated herein by reference, contains information regarding the revenues, operating profit or loss, and identifiable assets attributable to our Corporate and Other segment over the last three years. It also contains the last three years' underwriting losses and premium earned for our Discontinued Lines and Coverages segment.

        Our Corporate and Other segment is comprised of holding company activities and certain non-insurance operations.

        Our Discontinued Lines and Coverages segment consists of business that we no longer write and certain commercial and other business in run-off (including environmental, asbestos and other mass tort exposures).

        Although we no longer write excess and surplus general liability insurance, we still have exposure for environmental, asbestos and other mass tort claims. These claims stem principally from excess and surplus general liability insurance that we wrote for Fortune 500 companies and reinsurance coverage that we wrote during the 1960s through the mid-1980s, including reinsurance on primary insurance for large U.S. companies. Additional, less material exposure stems from direct commercial insurance that we wrote for small to medium size companies during the 1960s through the mid-1980s. Other mass tort exposures primarily relate to general liability and product liability claims, such as those for medical devices.

        In 1986, the general liability policy form that we and others in the industry used was amended to introduce an asbestos exclusion and to introduce an "absolute pollution exclusion" that excluded coverage for environmental damage claims. Most general liability policies issued prior to 1987 contain annual aggregate limits for product liability coverage. General liability policies issued in 1987 and thereafter contain annual aggregate limits for product liability coverage and annual aggregate limits for all coverages.

        Further information about our Discontinued Lines and Coverages segment is set forth below in "Property-Liability Claims and Claims Expense Reserves."

PROPERTY-LIABILITY CLAIMS AND CLAIMS EXPENSE RESERVES

        The following discussion of property-liability claims and claims expense reserves applies to all of our property-liability operations, encompassing both the Personal Property and Casualty segment and the Discontinued Lines and Coverages segment.

        We establish property-liability loss reserves to cover our estimated ultimate liability for losses and loss adjustment expenses with respect to reported claims and claims incurred but not yet reported as of the end of each accounting period. In accordance with applicable insurance laws and regulations and generally accepted accounting principles (GAAP), no specific claim reserves are established until a loss occurs, including a loss from a catastrophe. Underwriting results of the two property-liability segments are significantly influenced by estimates of property-liability claims and claims expense reserves (see Note 7 to the Consolidated Financial Statements beginning on page C-84 of Appendix C to the Proxy Statement incorporated herein by reference). These reserves are an accumulation of the estimated amounts necessary to settle all outstanding claims, including claims that have been incurred but not reported as of the reporting date. These reserve estimates are based on known facts and interpretations of circumstances, internal factors including Allstate's experience with similar cases, historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims, loss management programs and product mix. In addition, the reserve estimates are influenced by external factors including court decisions, economic conditions and public attitudes. The effects of inflation are implicitly considered in the reserving process.

        The establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain process. The ultimate cost of a loss may vary materially from the recorded amounts. We regularly update our reserve estimates as new information becomes available and as events unfold that may have an impact on the resolution of unsettled claims. We reflect changes in prior year reserve estimates, which may be material, in the results of operations in the period in which we determine that changes are needed.

        Establishing net loss reserves for environmental, asbestos and other mass tort claims is subject to uncertainties that are greater than those presented by other types of claims. Among the complications are the lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, the availability and collectibility of reinsurance, and the extent and timing of any such contractual liability. The legal issues concerning the interpretation of various insurance policy provisions and whether these losses are, or were ever intended to be, covered are complex. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean-up costs represent insured property damage. We believe that these issues are not likely to be resolved in the near future. See Note 7 to the Consolidated Financial Statements beginning on page C-84 of Appendix C to the Proxy Statement, incorporated herein by reference.

        The following tables are summary reconciliations of the beginning and ending property-liability insurance claims and claims expense reserves, displayed individually for each of the last three years. The first table presents reserves on a gross (before reinsurance) basis. The end of year gross reserve balances are reflected in the Consolidated Statements of Financial Position on page C-59 of Appendix C to the Proxy Statement, incorporated herein by reference. The second table presents reserves on a net (after reinsurance) basis. The total net property-liability insurance claims and claims expense amounts are reflected in the Consolidated Statements of Operations on page C-57 of Appendix C to the Proxy Statement, incorporated herein by reference.

	Year Ended December 31,
GROSS (in millions)	2001	2000	1999
Gross reserve for property-liability claims and claims expense,
Beginning of year	$16,859	$17,814	$16,881
Acquisitions	0	0	1,047

Total gross reserve adjusted	16,859	17,814	17,928
Incurred claims and claims expense
Provision attributable to the current year	17,495	17,312	15,389
Decrease in provision attributable to prior years	508	(615)	(392)

Total claims and claims expense	18,003	16,697	14,997
Claim payments
Claims and claims expense attributable to current year	11,386	11,429	9,324
Claims and claims expense attributable to prior years	6,976	6,223	5,787

Total payments	18,362	17,652	15,111

Gross reserve for property-liability claims and claims expense,
end of year as shown on 10-K loss reserve development table	$16,500	$16,859	$17,814

	Year Ended December 31,
NET (in millions)	2001	2000	1999
Net reserve for property-liability claims and claims expense,
Beginning of year	$15,225	$16,161	$15,423
Acquisitions	0	0	1,023

Total net reserves adjusted	15,225	16,161	16,446
Incurred claims and claims expense
Provision attributable to the current year	17,190	17,117	15,266
Decrease in provision attributable to prior years	342	(722)	(587)

Total claims and claims expense	17,532	16,395	14,679
Claim payments
Claims and claims expense attributable to current year	11,176	11,358	9,349
Claims and claims expense attributable to prior years	6,748	5,973	5,615

Total payments	17,924	17,331	14,964

Net reserve for property-liability claims and claim expense,
end of year as shown on 10-K loss reserve development table(1)	$14,833	$15,225	$16,161

(1)
Reserves for claims and claims expense are net of reinsurance of $1.67 billion, $1.63 billion and $1.65 billion, at December 31, 2001, 2000 and 1999, respectively.

        The year-end 2001 gross reserves of $16.5 billion for property-liability insurance claims and claims expense, as determined under GAAP, were $2.5 billion more than the reserve balance of $14.0 billion recorded on the basis of statutory accounting practices for reports provided to state regulatory authorities. The principal differences are reinsurance recoverables from third parties totaling $1.67 billion that reduce reserves for statutory reporting and are recorded as assets for GAAP reporting and a liability for $0.23 billion that represents a deposit on assumed reinsurance from the acquisition of Encompass. Additional differences are caused by the reserves of the Canadian subsidiaries for $0.50 billion, which are not included in the combined United States statutory statement.

        As the tables above illustrate, Allstate's net reserve for property-liability insurance claims and claims expense at the end of 2000 developed unfavorably in 2001 by $342 million, compared to unfavorable development of the gross reserves of $508 million. Net reserve development in 2001, 2000 and 1999 was more favorable than the gross reserve development due to higher anticipated reinsurance cessions on reserve reestimates. For further discussion of Allstate's reinsurance programs, see "Property-Liability Reinsurance Ceded" beginning on page C-24 of Appendix C to the Proxy Statement, incorporated herein by reference.

        The following loss reserve development table illustrates the change over time of the net reserves established for property-liability insurance claims and claims expense at the end of the last eleven calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability. The third section, reading down, shows retroactive reestimates of the original recorded reserve as of the end of each successive year which is the result of Allstate's expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest reestimated reserve to the reserve originally established, and indicates whether the original reserve was adequate to cover the estimated costs of unsettled claims. The table also presents the gross reestimated liability as of the end of the latest reestimation period, with separate disclosure of the related reestimated reinsurance recoverable. This presentation appears for all periods in which the income recognition provisions of Statement of Financial Accounting Standards No. 113 have been applied. The loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

Loss Reserve Development

($ in millions)

	December 31,(1)
	1991	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001
Gross Reserves for
Unpaid Claims and Claims Expense	$13,136	$14,902	$15,209	$16,414	$17,326	$17,382	$17,403	$16,881	$17,814	$16,859	$16,500
Deduct:
Reinsurance Recoverable	1,066	1,419	1,338	1,298	1,490	1,784	1,630	1,458	1,653	1,634	1,667

Reserve For Unpaid
Claims and Claims Expense	$12,070	$13,483	$13,871	$15,116	$15,836	$15,598	$15,773	$15,423	$16,161	$15,225	$14,833
Paid (cumulative) as of:
One year later	4,550	4,955	4,472	4,748	5,787	5,013	5,488	5,615	5,973	6,748
Two years later	6,688	7,068	6,519	7,749	8,232	7,952	8,361	8,638	9,055
Three years later	7,935	8,283	8,273	9,247	10,083	9,773	10,336	10,588
Four years later	8,694	9,430	9,140	10,400	11,170	11,040	11,587
Five years later	9,508	9,985	9,849	11,070	12,034	11,847
Six years later	9,907	10,467	10,251	11,702	12,590
Seven years later	10,284	10,762	10,725	12,128
Eight years later	10,514	11,169	10,982
Nine years later	10,885	11,393
Ten years later	11,083
Reserve Reestimated as of:
End of year	12,070	13,483	13,871	15,116	15,836	15,598	15,773	15,423	16,161	15,225	14,833
One year later	11,990	13,081	13,159	14,691	15,500	14,921	15,073	14,836	15,439	15,567
Two years later	11,909	12,745	12,890	14,295	14,917	14,450	14,548	14,371	15,330
Three years later	11,905	12,735	12,832	13,928	14,700	14,156	14,183	14,296
Four years later	12,010	12,877	12,617	13,835	14,613	13,894	14,168
Five years later	12,322	12,830	12,585	13,915	14,455	13,888
Six years later	12,395	12,895	12,730	13,882	14,452
Seven years later	12,499	13,070	12,733	13,877
Eight years later	12,686	13,113	12,617
Nine years later	12,740	12,995
Ten years later	12,631
Initial reserve in excess
of (less than) reestimated reserve:
Amount	$(561)	$488	$1,254	$1,239	$1,384	$1,710	$1,605	$1,127	$831	$(342)
Percent	(4.6)%	3.6%	9.0%	8.2%	8.7%	11.0%	10.2%	7.3%	5.1%	(2.2)%
Gross Reestimated Liability-Latest		$15,145	$14,644	$15,786	$16,348	$16,074	$16,144	$16,144	$17,210	$17,367
Reestimated Recoverable-Latest		2,150	2,027	1,909	1,896	2,186	1,976	1,848	1,880	1,800

Net Reestimated Liability-Latest		$12,995	$12,617	$13,877	$14,452	$13,888	$14,168	$14,296	$15,330	$15,567
Gross Cumulative Excess (Deficiency)		$(243)	$565	$628	$978	$1,308	$1,259	$737	$604	$(508)

(1)
For 1991 through 1995, this loss reserve development table excludes Allstate Reinsurance Co. Limited (ARCO) claims and claims expense, due to the unavailability of loss reserve development information for these claims on a comparable basis. ARCO was sold in 1996.

        The subsequent reductions in the net reserves established from December 31, 1993 to December 31, 1999 shown in the foregoing table reflect favorable severity trends that Allstate has experienced, as more fully discussed below. The increase in net reserves established at December 31, 2000 reflects unfavorable development as more fully discussed below. The initial reserves established at the end of 1991 had to be increased over the time frame used in the table principally due to the cumulative adverse reserve development on environmental, asbestos and other mass tort claims, virtually all of which relates to 1984 and prior years.

        Allstate has used complex databases developed by outside experts to estimate its potential environmental losses. In addition, Allstate has its own estimation techniques for environmental and asbestos losses. We have used a combination of these resources, along with an extensive internal review of our current claim exposures, to estimate environmental and asbestos reserves. In addition we have analyzed our reinsurance recoverables in depth. Allstate updates its evaluations of environmental, asbestos and other mass tort reserves annually. While we believe that the actuarial techniques and databases described above have assisted in our ability to estimate environmental, asbestos and other mass tort net loss reserves, these refinements may prove to be inadequate indicators of the extent of probable loss. See Note 7 to the Consolidated Financial Statements beginning on page C-84 of Appendix C to the Proxy Statement, incorporated herein by reference.

        The following table is derived from the Loss Reserve Development table and summarizes the effect of reserve reestimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2001. The total of each column details the amount of reserve reestimates made in the indicated calendar year and shows the accident years to which the reestimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve reestimates for the indicated accident year(s).

Effect of Net Reserve Reestimates on
Calendar Year Operations

(in millions)

	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	TOTAL
BY ACCIDENT YEAR 1991 & PRIOR	$(80)	$(81)	$(4)	$105	$312	$73	$104	$187	$54	$(109)	$561
1992		(321)	(332)	(115)	(170)	(120)	(39)	(12)	(11)	(9)	(1,129)
1993			(376)	(259)	(200)	(168)	(97)	(30)	(40)	2	(1,168)
1994				(156)	(338)	(152)	(61)	(65)	(36)	111	(697)
1995					60	(216)	(124)	(167)	(125)	2	(570)
1996						(94)	(254)	(207)	(104)	(3)	(662)
1997							(229)	(231)	(103)	(9)	(572)
1998								(62)	(100)	(60)	(222)
1999									(257)	(34)	(291)
2000										451	451

TOTAL	$(80)	$(402)	$(712)	$(425)	$(336)	$(677)	$(700)	$(587)	$(722)	$342	$(4,299)

        Favorable calendar year reserve development in 1992 through 2000 was the result of favorable severity trends in each of the nine years, which more than offset adverse development in the discontinued lines and coverages segment. The favorable severity trend during this period was primarily the result of favorable injury severity trends, as compared to our anticipated trends. The positive nature of the injury severity trends was largely due to moderate medical cost inflation, mitigated by our loss management programs. The impacts of moderate medical cost inflation have emerged over time as actual claim settlements validated its magnitude.

        In 2001, we increased our reserve estimates for prior years. Unfavorable reserve development in 2001 was due to reduced reserve releases, offset by greater volume of late reported weather-related losses than expected from the end of the year 2000 which were reported in the year 2001, additional incurred losses on the 1994 Northridge earthquake, adverse results of class action and other litigation, upward development of property losses and upward development of losses in the Encompass and Canadian businesses. In 2001, reserve releases were at reduced levels due to increasing claim severity trends, which began to deteriorate in 2000 as a result of higher automobile repair and residential construction costs, and increasing medical cost inflation.

        While we believe that changes to our claim settlement processes have contributed to favorable severity trends on closed claims over time, these changes introduce a greater degree of variability in reserve estimates for the remaining outstanding claims at December 31, 2001. Reserve reestimates, if any, are expected to be adversely impacted by anticipated increases in medical cost inflation rates, physical damage repair costs and inflation in the cost of property repair and replacement. We do not expect either favorable or unfavorable reserve development. See "Forward-Looking Statements and Risk Factors Affecting Allstate" in this Form 10-K.

REINSURANCE CEDED

        Information regarding reinsurance ceded is incorporated herein by reference to the discussion of "Property-Liability Reinsurance Ceded" beginning on page C-24 of Appendix C to the Proxy Statement. The property-liability operations referred to in that discussion include the Personal Property and Casualty segment and the Discontinued Lines and Coverages segment.

CAPITAL REQUIREMENTS

        Information regarding Allstate's capital requirements is incorporated herein by reference to the discussion of "Capital Resources and Liquidity" beginning on page C-42 of Appendix C to the Proxy Statement. The property-liability operations referred to in that discussion include the Personal Property and Casualty segment and the Discontinued Lines and Coverages segment.

INVESTMENTS

        We follow an investment strategy that combines the goals of safety, stability, liquidity, growth and total return while complying with the regulatory investment requirements to which we are subject. We seek to balance preservation of principal with after-tax yield while maintaining portfolio diversification. We also take into consideration asset/liability management issues such as cash flow and duration matching. To achieve an economic balance between assets and liabilities, various components of the investment portfolios are aligned with particular types of products. Additional information regarding Allstate's investment portfolios and activities is incorporated herein by reference to the discussion of "Market Risk" beginning on page C-37 of Appendix C to the Proxy Statement and "Investments" beginning on page C-33 of Appendix C to the Proxy Statement. The property-liability operations referred to in those discussions include the Personal Property and Casualty segment and the Discontinued Lines and Coverages segment.

REGULATION

        Allstate is subject to extensive regulation in the jurisdictions in which it does business. In the U.S. the method of such regulation varies from state to state but generally has its source in statutes that delegate regulatory authority to a state insurance official. In general, such regulation is intended for the protection of insurance policyholders rather than security holders. Regulation relates to a wide variety of matters including insurance company licensing and examination, agent licensing, price setting, trade practices, policy forms, accounting methods, the nature and amount of our investments, claims practices, participation in shared markets and guaranty funds, reserve adequacy, insurer solvency, transactions with affiliates, the amount of dividends that we may pay, and underwriting standards. This has a substantial effect on our business, especially our personal property and casualty business. Some of these matters are discussed in more detail below. For discussion of statutory financial information, see Note 15 to the Consolidated Financial Statements beginning on page C-99 of Appendix C to the Proxy Statement, incorporated herein by reference. For discussion of regulatory contingencies, see Note 13 to the Consolidated Financial Statements beginning on page C-94 of Appendix C to the Proxy Statement, incorporated herein by reference.

        Following enactment of the Gramm-Leach-Bliley Act of 1999, federal legislation that allows mergers that combine commercial banks, insurers and securities firms within one holding company group, state insurance regulators have been collectively participating in a reexamination of the regulatory framework that currently governs the U.S. insurance business in an effort to determine the proper role of state insurance regulation in the U.S. financial services industry. We cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on Allstate.

        Limitations on Dividends By Insurance Subsidiaries—As a holding company with no significant business operations of its own, The Allstate Corporation relies on dividends from Allstate Insurance Company as one of the principal sources of cash to pay dividends and to meet its obligations, including the payment of principal and interest on debt. Allstate Insurance Company is regulated as an insurance company in Illinois. Under Illinois law, it may not pay a dividend without notifying the Illinois Department of Insurance and providing specified financial information. Furthermore, Illinois law requires Allstate Insurance Company to notify and receive approval from the Director of the Illinois Department of Insurance for the payment of any dividend that, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of 10% of Allstate Insurance Company's statutory surplus as of December 31 of the prior year or 100% Allstate Insurance Company's statutory net income for the twelve-month period ending December 31 of the prior year.

        The laws of the other jurisdictions that generally govern our insurance subsidiaries contain similar limitations on the payment of dividends. However, in some jurisdictions the laws may be somewhat more restrictive.

        Holding Company Regulation—The Allstate Corporation and Allstate Insurance Company are insurance holding companies subject to regulation throughout the jurisdictions in which their insurance subsidiaries do business. In the U.S., these subsidiaries are organized under the insurance codes of Arizona, Florida, Illinois, Nebraska, New Hampshire, New York, Pennsylvania and Texas. The insurance codes in these states contain similar provisions (subject to certain variations) to the effect that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulator. In general, a presumption of "control" arises from the ownership, control, possession with the power to vote or possession of proxies with respect to 10% or more of the voting securities of a domestic insurer or of a person that controls a domestic insurer. In Florida, regulatory approval must be obtained prior to the acquisition of 5% or more of the voting securities of a domestic stock insurer or of a controlling company. In addition, certain state insurance laws contain provisions that require pre-acquisition notification to state agencies of a change in control with respect to a non-domestic insurance company licensed to do business in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic insurer if certain conditions exist, such as undue market concentration. Thus, any transaction involving the acquisition of 10% (5% in Florida) or more of The Allstate Corporation's common stock would generally require prior approval by the state insurance departments in Arizona, California, Florida, Illinois, Nebraska, New Hampshire, New York, Pennsylvania and Texas and would require the pre-acquisition notification in those other states that have adopted pre-acquisition notification provisions and where the insurance subsidiaries are admitted to transact business. Such approval requirements may deter, delay or prevent certain transactions affecting the ownership of The Allstate Corporation's common stock.

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

        Personal property and casualty insurers are generally unable to effect price increases with respect to a line of coverage until some time after the costs associated with such coverage have increased. The speed at which an insurer can change prices in response to competition or to increasing costs depends, in part, on whether the pricing laws are administered as (i) prior approval, (ii) file-and-use, or (iii) use-and-file laws. In states having prior approval laws, the regulator must approve a price before the insurer may use it. In states having file-and-use laws, the insurer does not have to wait for the regulator's approval to use a price, but the price must be filed with the regulatory authority prior to being used. A use-and-file law requires an insurer to file prices within a certain period of time after the insurer begins using them. Approximately one half of the states, including California, Florida and New York, have prior approval laws. Under all three types of pricing systems, the regulator has the authority to disapprove a price subsequent to its filing.

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

        Changes in Allstate's claim settlement process may require Allstate to actuarially adjust loss information used in its pricing application process. Some state insurance regulatory authorities may not approve price increases that give full effect to these adjustments.

        From time to time, the private passenger auto insurance industry comes under pressure from state regulators, legislators and special interest groups to reduce, freeze or set prices at levels that do not correspond with underlying costs and expenses, in our opinion. The homeowners insurance business comes under similar pressure, particularly as regulators in catastrophe prone states struggle to identify an acceptable methodology to price for catastrophe exposure. We expect this kind of pressure to persist. In addition, our use of credit history for underwriting and pricing regularly comes under attack by regulators, legislators and special interest groups in various states. The result could be legislation or regulation that adversely affects the profitability of Allstate's Personal Property and Casualty segment. We cannot predict the impact on our results of operations, liquidity or financial position of possible future legislative and regulatory measures regarding pricing.

        Involuntary Markets—As a condition of maintaining our licenses to do business in various states, we are required to participate in mandatory shared market mechanisms or pooling arrangements (including reinsurance arrangements) that provide various lines of insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Underwriting results related to these organizations, which tend to be adverse, have been immaterial to our results of operations.

        Guaranty Funds—Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Allstate's expenses related to these funds have not been material.

        Investment Regulation—Our insurance subsidiaries are subject to state laws and regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. As of December 31, 2001 the investment portfolios of our insurance subsidiaries complied with such laws and regulations in all material respects.

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

        Regulation and Legislation Affecting Consolidation in the Financial Services Industry—The Gramm-Leach-Bliley Act of 1999 permits mergers that combine commercial banks, insurers and securities firms within one holding company group. Until passage of the Gramm-Leach-Bliley Act, the Glass Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurers. With the passage of the Gramm-Leach-Bliley Act, bank holding companies may acquire insurers and insurance holding companies may acquire banks. In addition grandfathered unitary thrift holding companies, including our parent company, may engage in activities that are not financial in nature. The ability of banks to affiliate with insurers may materially adversely affect all of our product lines by substantially increasing the number, size and financial strength of potential competitors.

        In some states mutual insurance companies can convert to a hybrid structure known as a mutual holding company. This process converts insurance companies owned by their policyholders to stock insurance companies owned (through one or more intermediate holding companies) by their policyholders and, in some instances, in part by third-party stockholders.

Also some states permit the conversion of mutual insurance companies into stock insurance companies (demutualization). The ability of mutual insurance companies to convert to mutual holding companies or to demutualize may materially adversely affect all of our product lines by substantially increasing competition for capital in the financial services industry.

        Tax—Under current U.S. tax law and regulations, deferred and immediate annuities and life insurance, including interest-sensitive products, receive favorable policyholder tax treatment. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products. In addition, recent changes in the federal estate tax laws will affect the demand for the types of life insurance used in estate planning.

        Environmental—Environmental pollution clean-up of polluted waste sites is the subject of both federal and state regulation. The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfund") govern the clean-up and restoration of waste sites by "Potentially Responsible Parties" (PRPs). Superfund and the mini-Superfunds (Environmental Clean-up Laws or ECLs) establish a mechanism to pay for clean-up of waste sites if PRPs fail to do so, and to assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent on a variety of factors. By some estimates, there are thousands of potential waste sites subject to clean-up, but the exact number is unknown. As of the end of 2000, clean-up construction had been completed at just over half of the designated Superfund sites. The extent of clean-up necessary and the process of assigning liability remain in dispute. The insurance industry is involved in extensive litigation regarding coverage issues arising out of the clean-up of waste sites by insured PRPs and insured parties' alleged liability to third parties responsible for the clean-up. The insurance industry, including Allstate, is disputing many such claims. Key coverage issues include whether Superfund response, investigation and clean-up costs are considered damages under the policies, trigger of coverage, applicability of several types of pollution exclusions, proper notice of claims, whether administrative liability triggers the duty to defend, appropriate allocation of liability among triggered insurers, and whether the liability in question falls within the definition of an "occurrence." Identical coverage issues exist for clean-up and waste sites not covered under Superfund. To date, courts have been inconsistent in their rulings on these issues. Allstate's exposure to liability with regard to its insureds that have been, or may be, named as PRPs is uncertain. See the discussion of Allstate's discontinued lines and coverages segment in "Other Business Segments," above.

        Comprehensive Superfund reform proposals have been introduced in Congress, but only modest reform measures have been enacted. Allstate will support Superfund reform which minimizes litigation and other transaction costs; hastens the clean-up of waste sites without imposing new or additional taxes; addresses the elimination of strict, retroactive, and joint and several liability; allows for the selection of cost-effective, efficient and practical remedial measures; eliminates retroactive natural resource damage awards; and encourages local input into the clean-up process. At this time, there can be no assurance that any comprehensive Superfund reform legislation will be enacted or that any such legislation will provide for a fair, effective and cost-efficient system for settlement of Superfund related claims.

OTHER INFORMATION ABOUT ALLSTATE

        As of December 31, 2001, Allstate had approximately 39,627 full-time employees and 1,203 part-time employees.

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

        We use the following names, logos and slogans extensively in our business:

Allstate
Allstate Bank
Allstate Bank design logo
Allstate Financial design logo
Allstate Life
Allstate Motor Club
Allstate Motor Club design logo
American Heritage Life
Deerbrook
Deerbrook Insurance Company
Deerbrook Insurance Company design logo	Encompass Insurance
Encompass Insurance design logo
Glenbrook
Good Hands
Ivantage
Lincoln Benefit
Northbrook design logo
The Good Hands Network
The Good Hands People
The slant "A" Allstate logo
The Workplace Marketer

You're In Good Hands With Allstate
The Right Hands Make All The Difference

In addition, we use the graphic "Good Hands" design logos featuring cupped hands. Our rights in the United States to these names, logos and slogans continue so long as we continue to use them in commerce. Most of these service marks are the subject of renewable U.S. and/or foreign service mark registrations. We believe that these service marks are important to our business and we intend to maintain our rights to them by continued use.

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

  •
  Our multi-access distribution model involves risks and uncertainties that could have a material adverse effect on our results of operations, liquidity, or financial position. For example the direct customer sales capabilities could lead to unreliable sales activity, an unacceptable profit contribution and channel competition.

  •
  We are taking various expense-savings steps including initiatives to realign claim offices to fewer and larger office locations and to redesign the Customer Information Centers and other back-office operations. We estimate that the annual expense savings from these programs will be $140 million on a pre-tax basis. However, these savings will not be fully realized until 2004 and they are dependent on the adequacy and timing of actions taken to eliminate targeted employee positions and consolidate operations and facilities.

  •
  In connection with the realignment of claim offices to fewer and larger office locations, a significant number of claims employees may be transferring from one office location to another. In addition, a significant number of them may have to learn new responsibilities. Although we have taken action to mitigate the risk of these disruptions, they may lead to an increase in the number of pending claims, to a decrease in the effectiveness of internal control programs in the claim settlement process and to a decrease in the effectiveness of severity management programs.

  •
  For our auto insurance business, we are pursuing programs to address adverse profitability trends. These programs include additional down payment requirements, new underwriting criteria, rate increases, non-renewal of policies where permitted and other administrative changes. Although these programs are designed to improve profitability, we expect them to have an adverse impact on written premium growth.

  •
  For our homeowners insurance business, we are pursuing programs to address adverse profitability trends, particularly increased severity trends. These programs include market or state-specific product design changes, underwriting and rating changes, discontinuation of specific coverages, specific policy language that limits exposure to mold claims and loss management initiatives. Although these programs are designed to improve profitability, they may have an adverse impact on written premium growth, particularly as we increase prices.

  •
  The insurance business is subject to extensive regulation, particularly at the state level. Many of these restrictions affect our ability to operate and grow our businesses in a profitable manner. In particular, the Personal Property and Casualty segment's implementation of SRM for private passenger auto business is subject to state regulatory review processes.

  •
  We believe that the risk factors and tier-based pricing and underwriting approach used in SRM will allow us to be more competitive and operate more profitably. However, we are not able to implement SRM in its optimal form in every state due to market constraints and the regulatory approval process. Moreover, it is possible that the SRM underwriting factors or pricing model do not accurately anticipate the level of loss costs that we will ultimately incur as a result of the mix of new business generated through the use of these strategies. In addition, it is possible that the underwriting factors or pricing model do not accurately reflect the level of loss costs attributable to high lifetime value customers.

  •
  In recent years, the competitive pricing environment for private passenger auto insurance put pressure on the Personal Property and Casualty segment's premium growth and profit margins and, because this segment's loss ratio compares favorably to the industry, state regulatory authorities may resist our efforts to raise rates. In addition, because of other factors such as SRM, the rate increases that have been approved during 2001 may not necessarily result in net average premium in the Personal Property and Casualty segment for 2002 that is equal to or greater than net average premium for 2001 or that is consistent with the weighted average rate changes that we have disclosed.

  •
  From time to time, the private passenger auto insurance industry comes under pressure from state regulators, legislators and special interest groups to reduce, freeze or set rates at levels that do not correspond with underlying costs, in management's opinion. The homeowners insurance business faces similar pressure, particularly as regulators in catastrophe prone jurisdictions struggle to identify an acceptable methodology to price for catastrophe exposure. This kind of pressure is expected to persist. In addition, the use of financial stability as a factor in underwriting and pricing comes under attack by regulators, legislators and special interest groups in various states. The result could be legislation or regulation that adversely affects the profitability of our Personal Property and Casualty segment. We cannot predict the impact on results of operations, liquidity or financial position of possible future legislative and regulatory measures regarding rates.

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

  •
  Certain states have laws that require an insurer conducting business in that state to participate in mandatory pools or to offer coverage to all consumers, often restricting an insurer's ability to charge an adequate price. In these markets, we may be compelled to underwrite significantly more business at an inadequate price, leading to an unacceptable return on capital. Additionally, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. Such funds periodically assess such losses to all insurance companies doing business in the state. These assessments may be material to our financial results.

  •
  Weather conditions including the frequency and severity of tornadoes, hailstorms, hurricanes, tropical storms, high winds, and winter storms affect the frequency and severity of claims in the property lines of insurance. Changing driving patterns affect the frequency and severity of claims in the private passenger auto insurance business.

  •
  Changes in the severity of claims have an impact on the profitability of our business. Changes in bodily injury claim severity are driven primarily by inflation in the medical sector of the economy. Changes in auto physical damage claim severity are driven primarily by inflation in auto repair costs, auto parts prices and used car prices. Changes in loss costs for homeowners insurance policies are driven by inflation in the construction industry, in building materials and in home furnishings and by other economic and environmental factors. However, changes in the level of the severity of claims that we pay do not necessarily match or track changes in the rate of inflation in these various sectors of the economy.

  •
  We are currently pursuing various loss management initiatives in our Personal Property and Casualty segment that are expected to mitigate future increases in claim severity. However, these initiatives may not offset impacts of increased severity, which can emerge from unexpected issues and which are inherently difficult to predict. Examples of such issues are a recent decision by the Georgia Supreme Court interpreting diminished value coverage under Georgia law and the emergence of mold-related homeowners claims in various states including Texas.

  •
  We have experienced, and we expect to continue to experience, catastrophe losses due to both natural events and certain events that are not acts of nature. While we believe that our natural event catastrophe management initiatives have reduced the potential magnitude of possible future losses, we continue to be exposed to catastrophes that could have a material adverse impact on results of operations or financial position. Catastrophic events in the future may indicate that the techniques and data used to predict the probability of catastrophes and the extent of the resulting losses are inaccurate. We also continue to be exposed to assessments from the California Earthquake Authority and various Florida state-created catastrophe loss management facilities, and to losses that could surpass the liquidity of these facilities.

  •
  There is inherent uncertainty in the process of establishing property-liability loss reserves, particularly reserves for the cost of environmental, asbestos and other mass tort claims. This uncertainty arises from a number of factors, including ongoing interpretation of insurance policy provisions by courts, inconsistent decisions in lawsuits regarding coverage and expanded theories of liability. In addition, on-going changes in claims settlement practices can lead to changes in loss payment patterns that are used to estimate reserve levels. Moreover, while we believe that improved actuarial techniques and databases have assisted in estimating environmental, asbestos and other mass tort net loss reserves, these refinements may subsequently prove to be inadequate indicators of the extent of probable loss. Consequently, ultimate losses could materially exceed established loss reserves and have a material adverse effect on our results of operations, liquidity or financial position.

  •
  There is uncertainty involved in estimating the availability of reinsurance and the collectibility of reinsurance recoverables. This uncertainty arises from a number of factors, including whether losses meet the qualifying conditions of the reinsurance contracts and whether the reinsurers have the financial capacity and willingness to pay.

  •
  In December 2001, the National Association of Insurance Commissioners (NAIC) announced that it reached an agreement regarding the wording of insurance policy exclusions for acts of terrorism for commercial lines. In January 2002, the NAIC issued the following statement, "It is the sense of NAIC membership that terrorism exclusions are generally not necessary in personal lines property and casualty products to maintain a competitive market, and they may violate state law. However we recognize that state laws vary in their authority and discretion. Further, there may be unique company circumstances that need to be considered in individual cases. We expect these cases to be limited." In addition, several states have announced that they will not approve terrorism exclusions for personal and/or commercial lines of property and casualty insurance. Currently, Allstate is examining the potential exposure, if any, of its insurance operations from acts of terrorism. We are also examining how best to address this exposure, if any, considering the interests of policyholders, shareholders, the lending community, regulators and others. Allstate Financial does not exclude losses resulting from terrorist attacks in its life insurance policies. In the event that a terrorist act occurs, both our Personal Property and Casualty segment and our Allstate Financial segment may be adversely impacted, depending on the nature of the event. With respect to our investment portfolio, in the event that commercial insurance coverage for terrorism becomes unavailable or very expensive, there could be significant adverse impacts on some portion of the portfolio, particularly in sectors such as airlines and real estate. For example, commercial mortgages or certain debt obligations might be adversely affected due to the inability to obtain coverage to restore the related real estate or other property, thereby creating the potential for increased default risk.

  •
  Changes in market interest rates can have adverse effects on our investment portfolio, investment income, product sales, results of operations and retention of existing business. Increasing market interest rates have an adverse impact on the value of the investment portfolio, for example, by decreasing unrealized capital gains on fixed income securities. Declining market interest rates could have an adverse impact on investment income as we reinvest proceeds from cash flows from operations and from maturing and called investments into new investments that could be yielding less than the portfolio's average rate. Changes in interest rates could also reduce the profitability of the Allstate Financial segment's spread-based products, particularly fixed annuities and structured financial products, as the difference between the amount that Allstate Financial is required to pay on such products and the rate of return earned on the general account investments could be reduced. Changes in market rates of interest as compared to rates offered on some of the Allstate Financial segment's products could make those products less attractive if competitive investment margins are not maintained, leading to lower sales and/or changes in the level of surrenders and withdrawals on these products. Additionally, unanticipated surrenders could cause acceleration of amortization of deferred policy acquisition costs and thereby increase expenses and reduce current period profitability. We seek to limit our exposure to this risk on Allstate Financial's products by offering a diverse group of products, periodically reviewing and revising crediting rates and providing for surrender charges in the event of early withdrawal.

  •
  The impact of decreasing Separate Accounts balances as a result of volatile market conditions could cause contract charges realized by the Allstate Financial segment to decrease and increase the Allstate Financial segment's exposure to guaranteed minimum income and death benefits.

  •
  In order to meet the anticipated cash flow requirements of our obligations to policyholders, from time to time we adjust the effective duration of investments, liabilities for contractholder funds and reserves for life-contingent contract benefits. Those adjustments may have an impact on the value of the investment portfolio, investment income, interest credited on contractholder funds and the investment margin.

  •
  In our Allstate Financial segment, we amortize deferred policy acquisition costs related to contractholder funds in proportion to gross profits over the estimated lives of the contract periods. Periodically, we update the assumptions underlying the gross profits, which include estimated future fees, investment margins and expense margins, in order to reflect actual experience. Updates to these assumptions result in adjustments to the cumulative amortization of deferred policy acquisition costs. These adjustments may have a material effect on the results of operations.

  •
  It is possible that the assumptions and projections that we use in the Allstate Financial segment in establishing prices for the guaranteed minimum death benefits and guaranteed minimum income benefits on variable annuities, particularly assumptions and projections about investment performance, do not accurately anticipate the level of loss costs that we will ultimately incur in providing those benefits.

  •
  We believe that the reserves for life-contingent contract benefits are adequate to cover ultimate policy benefits, despite the underlying risks and uncertainties associated with their determination when payments will not be made until well into the future. Reserves are based on many assumptions and estimates, including estimated premiums received over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of benefits on claims to be paid and the investment returns on the assets purchased with the premiums received. Periodically, we review and revise these estimates. If future experience differs from assumptions, it may have a material impact on results of operations.

  •
  Under current U.S. tax law and regulations, deferred and immediate annuities and life insurance, including interest-sensitive products, receive favorable policyholder tax treatment. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products. In addition, recent changes in the federal estate tax laws will affect the demand for the types of life insurance used in estate planning.

  •
  We distribute some of the Allstate Financial segment products under agreements with other members of the financial services industry with which we are not affiliated. Termination of one or more of these agreements due to, for example, changes in control of any of these entities, could have a detrimental effect on the segment's sales. This risk may be exacerbated by the enactment of the Gramm-Leach- Bliley Act of 1999, which eliminated many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

  •
  We maintain three credit facilities totaling $1.20 billion as a potential source of funds to meet short-term liquidity requirements: a $575 million five-year revolving line of credit expiring in 2006, a $575 million 364-day revolving line of credit expiring in 2002 and a $50 million one-year revolving line of credit expiring in 2002. Our rights to borrow on the five-year and 364-day lines of credit are subject to the requirement that the our ratio of total debt to total capital (as defined in the agreements) not exceed a designated level. Our ability to meet the requirement is dependent upon our financial condition.

  •
  Our liquidity could be constrained by a catastrophe which results in extraordinary losses, a downgrade in The Allstate Corporation's long-term current debt rating of A1and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3 or BBB-; a downgrade in Allstate Insurance Company's financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa, BBB, or B; or a downgrade in Allstate Life Insurance Company 's financial strength rating from Aa2, AA+ and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3, AA-, or A-.

  •
  The events of September 11 and the resulting disruption in the financial markets revealed weaknesses in the physical and operational infrastructure that underlies the U.S. and worldwide financial systems. Those weaknesses did not impair our liquidity in the wake of September 11. However, if an event of similar or greater magnitude occurred in the future and if the weaknesses in the physical and operational infrastructure of the U.S. and worldwide financial systems are not remedied, we could encounter significant difficulties in transferring funds, buying and selling securities and engaging in other financial transactions that support our liquidity.

  •
  The Allstate Corporation is a holding company with no significant business operations of its own. Consequently, to a large extent, its ability to pay dividends and meet its debt payment obligations is dependent on dividends from its subsidiaries, primarily Allstate Insurance Company.

  •
  Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's sales. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A downgrade, while not expected, could have a material adverse effect on our business, including the competitiveness of our product offerings, our ability to market products, and our financial condition and results of operations.

  •
  State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require our subsidiaries to maintain financial strength ratings. These restrictions affect our ability to pay shareholder dividends and use our capital in other ways.

  •
  We have four off-balance sheet special purpose entities (SPEs) that meet the non-consolidation requirements in existing generally accepted accounting principles (GAAP). If GAAP accounting requirements were to change retroactively, necessitating the consolidation of the off-balance sheet SPEs, The Allstate Corporation's debt-to-capital ratio would be negatively impacted. At December 31, 2001 this would not have affected The Allstate Corporation compliance with any existing debt covenants.

  •
  A portion of the unrealized gains or losses included as a component of shareholders equity relating to non-exchange traded marketable investment securities accounted for at fair value are internally developed using widely accepted valuation models and independent third party data as model inputs. A decrease in these values would negatively impact The Allstate Corporation's debt-to-capital ratio.

  •
  Changes in the fair value of certain non-exchange traded derivative contracts where fair value is internally developed using widely accepted valuation models and independent third party data as model inputs are included in operating income, net income or as a component of shareholders' equity. A decrease in the fair value of these non-exchange traded derivative contracts would negatively impact our operating income, net income, shareholders' equity, assets, liabilities and debt-to-capital ratio.

  •
  Following enactment of the Gramm-Leach-Bliley Act of 1999, federal legislation that allows mergers that combine commercial banks, insurers and securities firms, state insurance regulators have been collectively participating in a reexamination of the regulatory framework that currently governs the U.S. insurance business in an effort to determine the proper role of state insurance regulation in the U.S. financial services industry. We cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on Allstate.

  •
  The Gramm-Leach-Bliley Act of 1999 permits mergers that combine commercial banks, insurers and securities firms under one holding company. Until passage of the Gramm-Leach-Bliley Act, the Glass Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurers. With the passage of the Gramm-Leach-Bliley Act, bank holding companies may acquire insurers and insurance holding companies may acquire banks. In addition grandfathered unitary thrift holding companies, including The Allstate Corporation, may engage in activities that are not financial in nature. The ability of banks to affiliate with insurers may materially adversely affect all of our product lines by substantially increasing the number, size and financial strength of potential competitors.

  •
  Like other members of the insurance industry, we are the target of an increasing number of class action lawsuits and other types of litigation, some of which involve claims for substantial and/or indeterminate amounts (including punitive and treble damages) and the outcomes of which are unpredictable. This litigation is based on a variety of issues including insurance and claim settlement practices.

  •
  In some states mutual insurance companies can convert to a hybrid structure known as a mutual holding company. This process converts insurance companies owned by their policyholders to stock insurance companies owned (through one or more intermediate holding companies) partially by their policyholders and partially by stockholders. Also some states permit the conversion of mutual insurance companies into stock insurance companies (demutualization). The ability of mutual insurance companies to convert to mutual holding companies or to demutualize may materially adversely affect all of our product lines by substantially increasing competition for capital in the financial services industry.

  •
  Additional risk factors regarding market risk are incorporated herein by reference to the discussion of "Market Risk" beginning on page C-37 of Appendix C to the Proxy Statement.

Executive Officers

        The following table sets forth the names of our executive officers, their current ages, their positions, and the dates of their first election as officers. "AIC" refers to Allstate Insurance Company. "ALIC" refers to Allstate Life Insurance Company.

Name	Age	Position/Offices	Date First Elected Officer
Edward M. Liddy	56	Chairman, President and Chief Executive Officer of The Allstate Corporation and AIC; also a director of The Allstate Corporation	1994
Robert S. Apatoff	43	Senior Vice President and Chief Marketing Officer of AIC	1999
John L. Carl	54	Vice President and Chief Financial Officer of The Allstate Corporation; Senior Vice President and Chief Financial Officer of AIC	1999
Richard I. Cohen	57	Senior Vice President of AIC (President, Property and Casualty)	1989
Joan M. Crockett	51	Senior Vice President of AIC (Human Resources)	1994
Steven L. Groot	52	Senior Vice President of AIC (President, Direct Distribution and E-Commerce)	1988
Ernest A. Lausier	56	Senior Vice President of AIC (President, Ivantage)	2000
Michael J. McCabe	56	Vice President and General Counsel of The Allstate Corporation; Senior Vice President and General Counsel of AIC	1980
Ronald D. McNeil	49	Senior Vice President of AIC (Field and Product Operations)	1994
Robert W. Pike	60	Vice President and Secretary of The Allstate Corporation; Executive Vice President Administration and Secretary of AIC	1978
Samuel H. Pilch	55	Controller of The Allstate Corporation; Group Vice President and Controller of AIC	1995
Francis W. Pollard	59	Senior Vice President and Chief Information Officer of AIC	1984
Casey J. Sylla	58	Senior Vice President and Chief Investment Officer of AIC (President and Chief Investment Officer, Allstate Investments, LLC)	1995
Thomas J. Wilson	44	Senior Vice President of AIC (President, Allstate Financial)	1995

        Mr. Carl intends to retire by the end of the second quarter of 2002 as a result of health-related concerns.

        No family relationships exist among the above-named individuals. Each of the officers named above may be removed from office at any time, with or without cause, by the board of directors of the relevant company.

        With the exception of Messrs. Apatoff, Carl and Lausier, these officers have held the listed positions for at least the last five years or have served Allstate in various executive or administrative capacities for at least five years. Prior to his election in November 1999 to the position stated above, Mr. Apatoff served as Corporate Vice President, Marketing for Aetna Inc. from 1995 to 1999. Prior to his election in April 1999 to the position stated above, Mr. Carl served as Executive Vice President and Chief Financial Officer of Amoco Corporation from 1991 to 1999. Prior to his election in February 2000 to the position stated above, Mr. Lausier was President of CNA Personal Insurance from 1997 to 1999.

Item 2.    Properties

        Our home office complex is located in Northbrook, Illinois. As of January 31, 2002, the complex consists of several buildings totaling approximately 2.35 million square feet of office space on a 250-acre site. We lease approximately 320,000 square feet of this office space.

        We also operate from approximately 1,212 administrative, data processing, claims handling and other support facilities in North America. Approximately 3.2 million square feet are owned and 7.6 million are leased. Generally, only major facilities are owned. In almost all cases, lease terms are for five years or less.

        The locations out of which the Allstate exclusive agencies operate in the U.S. are normally leased by the agencies.

Item 3.    Legal Proceedings

        Incorporated in this Item 3 by reference to the "Regulation and Legal Proceedings" discussion beginning on page C-47 of Appendix C to the Proxy Statement.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        As of March 18, 2002, there were 179,166 record holders of The Allstate Corporation's common stock and the closing sale price as of 4:00 p.m. as reported in the New York Stock Exchange Composite listing was $37.42. The principal market for the common stock is the New York Stock Exchange but it is also listed on the Chicago Stock Exchange. Set forth below are the high and low New York Stock Exchange Composite listing prices of, and cash dividends declared for, the common stock during 2001 and 2000. Because the New York Stock Exchange completed its conversion to decimal pricing in January 2001, all prices have been converted to decimals and rounded to two decimal places.

	High	Low	Close	Dividends Declared
2001
First quarter	42.94	33.56	41.94	.19
Second quarter	45.90	40.18	43.99	.19
Third quarter	44.89	30.00	37.35	.19
Fourth quarter	38.38	30.58	33.70	.19
2000
First quarter	25.50	17.19	23.81	.17
Second quarter	30.13	20.06	22.25	.17
Third quarter	35.63	22.50	34.75	.17
Fourth quarter	44.75	30.81	43.56	.17

        The discussion of "Limitations on Dividends By Insurance Subsidiaries" beginning on page 25 of this Form 10-K is incorporated by reference in this Item 5. In addition, the discussion of "Liquidity" beginning on page C-44 of Appendix C to the Proxy Statement is incorporated by reference in this Item 5.

Item 6.    Selected Financial Data

        Incorporated in this Item 6 by reference to "11-Year Summary of Selected Financial Data" beginning on page C-2 of Appendix C to the Proxy Statement.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Incorporated in this Item 7 by reference to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page C-4 of Appendix C to the Proxy Statement.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Incorporated in this Item 7A by reference to the "Market Risk" discussion beginning on page C-37 of Appendix C to the Proxy Statement.

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements of The Allstate Corporation, including the notes to such statements, beginning on page C-57 of Appendix C to the Proxy Statement are incorporated in this Item 8 by reference. Quarterly results are discussed in Note 20 on page C-109.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Part III

Item 10.    Directors and Executive Officers of the Registrant

        Information regarding directors of The Allstate Corporation who are standing for election at the annual meeting to be held on May 16, 2002 is incorporated in this Item 10 by reference to the descriptions under "Election of Directors" in the Proxy Statement. The following information pertains to directors who are not standing for reelection at the annual meeting:

  •
  Warren L. Batts (Age 69). Director since 1993. Chairman and Chief Executive Officer of Tupperware Corporation, a consumer products company, from June 1996 until his retirement in September 1997. He served as Chairman and Chief Executive Officer of Premark International, Inc. from September 1986 to June 1996 and as Chairman of the Board of Premark International, Inc. until September 1997. He is also a director of Cooper Industries, Inc., Sears, Roebuck and Co., and Sprint Corporation.

  •
  James M. Denny (Age 69). Director since 1993. Chairman since January 2001 of Gilead Sciences, Inc., a biopharmaceutical company. Mr. Denny is also an advisor to investors and investment managers including William Blair Capital Partners LLC, a private equity fund, where he had been Managing Director from September 1995 until December 2000. Previously, Mr. Denny was Vice Chairman of Sears, Roebuck and Co. until his retirement in August 1995. He is also a director of ChoicePoint, Inc. and GATX Corporation.

        Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated in this Item 10 by reference to "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

        Information regarding executive officers of The Allstate Corporation is incorporated in this Item 10 by reference to Part I, Item 1 of this report under the caption "Executive Officers."

Item 11.    Executive Compensation

        Information regarding executive compensation is incorporated in this Item 11 by reference to the material under the caption "Directors' Compensation and Benefits" on page 9 of the Proxy Statement and under the caption "Executive Compensation" beginning on page 16 of the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        Information regarding security ownership of certain beneficial owners and management is incorporated in this Item 12 by reference to the material under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" on pages 10-11 of the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

        Information regarding certain relationships and related transactions is incorporated in this Item 13 by reference to the material under the heading "Certain Transactions" on page 25 of the Proxy Statement.

Part IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1 and 2	An "Index to Financial Statements and Financial Statement Schedules" has been filed as a part of this Form 10-K beginning on page S-1 hereof and is incorporated by reference in this Item 14.
(a) 3	An "Exhibit Index" has been filed as a part of this Form 10-K beginning on page E-1 hereof and is incorporated in this Item 14 by reference.
(b)	Current Reports on Form 8-K were filed during the fourth quarter of 2001 on the following dates for the items indicated:
October 16, Items 5 and 7
December 3, Items 5 and 7
December 27, Items 5 and 7

SIGNATURES

        Pursuant to the Requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALLSTATE CORPORATION
(Registrant)
/s/ Samuel H. Pilch

By: Samuel H. Pilch
Controller
(Principal Accounting Officer)
March 12, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Edward M. Liddy Edward M. Liddy	Chairman, President and Chief Executive Officer and a Director (Principal Executive Officer)	March 12, 2002
/s/John L. Carl John L. Carl	Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2002

/s/F. Duane Ackerman F. Duane Ackerman	Director	March 12, 2002
/s/James G. Andress James G. Andress	Director	March 12, 2002
/s/Warren L. Batts Warren L. Batts	Director	March 12, 2002
/s/Edward A. Brennan Edward A. Brennan	Director	March 12, 2002
/s/James M. Denny James M. Denny	Director	March 12, 2002
/s/W. James Farrell W. James Farrell	Director	March 12, 2002
/s/Jack M. Greenberg Jack M. Greenberg	Director	March 12, 2002
/s/Ronald T. LeMay Ronald T. LeMay	Director	March 12, 2002
/s/Michael A. Miles Michael A. Miles	Director	March 12, 2002
/s/J. Christopher Reyes J. Christopher Reyes	Director	March 12, 2002
/s/H. John Riley, Jr. H. John Riley, Jr.	Director	March 12, 2002

/s/Joshua I. Smith Joshua I. Smith	Director	March 12, 2002
/s/Judith A. Sprieser Judith A. Sprieser	Director	March 12, 2002
/s/Mary Alice Taylor Mary Alice Taylor	Director	March 12, 2002

THE ALLSTATE CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULES
YEAR ENDED DECEMBER 31, 2001

The following consolidated financial statements, notes thereto and related information of The Allstate Corporation (the "Company") are incorporated herein by reference to the Company's Proxy Statement.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2001
(in millions)

	Cost/ amortized cost	Fair value	Carrying value
Type of Investment
Fixed Income Securities, Available for Sale:
Bonds:
United States government, government agencies and authorities	$3,302	$3,810	$3,810
States, municipalities and political subdivisions	19,037	19,724	19,724
Foreign governments	888	911	911
Public utilities	2,969	3,059	3,059
Convertibles and bonds with warrants attached	700	728	728
All other corporate bonds	21,582	22,330	22,330
Mortgage-backed securities	10,653	10,929	10,929
Asset-backed securities	3,933	3,996	3,996
Redeemable preferred stocks	231	233	233

Total fixed income securities	$63,295	$65,720	$65,720

Equity Securities:
Common Stocks:
Public utilities	121	$130	130
Banks, trusts and insurance companies	377	505	505
Industrial, miscellaneous and all other	3,673	4,388	4,388
Nonredeemable preferred stocks	214	222	222

Total equity securities	$4,385	$5,245	$5,245

Mortgage loans on real estate	5,710		5,710
Derivative instruments	(34)		51
Real estate	37		37
Policy loans	1,205		1,205
Short-term investments	1,908		1,908

Total Investments	$76,506		$79,876

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II-
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS
(in millions)

	Year ended December 31,
	2001	2000	1999
Revenues
Investment income, less investment expense	$12	$40	$47
Realized capital gains and losses	—	(1)	(6)
Other income	48	72	72

	60	111	113
Expenses
Interest expense	338	312	210
Other operating expenses	11	6	22

	349	318	232

Loss from operations before income tax benefit and equity in net income of
subsidiaries	(289)	(207)	(119)
Income tax benefit	(122)	(102)	(68)

Loss before equity in net income of subsidiaries	(167)	(105)	(51)
Equity in net income of subsidiaries	1,325	2,316	2,771

Net income	$1,158	$2,211	$2,720

Other comprehensive income, after-tax
Unrealized net capital gains and losses	(191)	611	(1,625)
Unrealized foreign currency translation adjustments	11	(30)	14
Unrealized minimum pension liability adjustment	(83)	—	—

Other comprehensive (loss) income, after-tax	(263)	581	(1,611)

Comprehensive income	$895	$2,792	$1,109

See accompanying notes to condensed financial information and notes to Consolidated Financial Statements incorporated herein by reference.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED)—
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF FINANCIAL POSITION
(in millions except par value data)

	December 31,
	2001	2000
Assets
Investments in subsidiaries	$21,512	$21,153
Investments
Fixed income securities, at fair value (amortized cost $5 and $31)	5	31
Short-term	11	52

Total investments	16	83
Cash	7	8
Receivable from subsidiaries	85	235
Dividends receivable from subsidiaries	—	422
Other assets	164	161

Total assets	$21,784	$22,062

Liabilities
Short-term debt	$217	$219
Long-term debt	3,575	3,025
Payable to subsidiaries	616	1,195
Dividends payable to shareholders	136	124
Other liabilities	44	48

Total liabilities	4,588	4,611

Shareholders' Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued,
712 million and 728 million shares outstanding	9	9
Additional capital paid-in	2,599	2,604
Retained income	19,044	18,433
Deferred compensation expense	(193)	(207)
Treasury stock, at cost (188 million and 172 million shares)	(5,926)	(5,314)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	1,789	1,980
Unrealized foreign currency translation adjustments	(43)	(54)
Minimum pension liability adjustment	(83)	—

Total accumulated other comprehensive income	1,663	1,926

Total shareholders' equity	17,196	17,451

Total liabilities and shareholders' equity	$21,784	$22,062

See accompanying notes to condensed financial information and notes to Consolidated Financial
Statements incorporated herein by reference.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED)—
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2001	2000	1999
Cash flows from operating activities
Net income	$1,158	$2,211	$2,720
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(1,325)	(2,316)	(2,771)
Realized capital gains and losses	—	1	6
Dividends received from subsidiaries	1,287	655	2,211
Other operating assets and liabilities	11	(1)	86

Net cash provided by operating activities	1,131	550	2,252

Cash flows from investing activities
Proceeds from sales and collections of investments	164	1,574	853
Investment purchases	(136)	(782)	(908)
Capital contributions to subsidiaries	(173)	(199)	(609)
Change in short-term investments, net	41	406	(4)
Acquisitions, net of cash received	—	—	(87)

Net cash (used in) provided by investing activities	(104)	999	(755)

Cash flows from financing activities
Change in short-term debt, net	(2)	(375)	202
Transfers to subsidiaries through intercompany loan agreement, net	152	154	84
Repayment of long-term debt	(550)	—	—
Proceeds from issuance of long-term debt	545	900	825
Dividends paid to shareholders	(535)	(502)	(471)
Treasury stock purchases	(721)	(1,783)	(2,173)
Other	83	60	41

Net cash used in financing activities	(1,028)	(1,546)	(1,492)

Net (decrease) increase in cash	(1)	3	5
Cash at beginning of year	8	5	—

Cash at end of year	$7	$8	$5

See accompanying notes to condensed financial information and notes to Consolidated Financial
Statements incorporated herein by reference.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED)-
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

1.    General

        The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the 2002 Proxy Statement of The Allstate Corporation (the "Company" or "Registrant"). The short-term debt and long-term debt presented in Note 11 "Capital Structure" beginning on page C-91 of the 2002 Proxy Statement are direct obligations of the Company, with the exception of the following obligations at December 31:

(in millions)	2001	2000
Short-term:
Advance from Federal Home Loan Bank	$10	$—
Long-term:
Floating Rate Notes	99	87
6.00% Notes, due 2002 to 2003	9	—
Various Notes, due 2002 to 2008	11	—

2.    Receivable and Payable to Subsidiaries

        The majority of the proceeds from the issuance of commercial paper has been loaned to subsidiaries through an intercompany loan agreement and is used for general purposes.

        In 1996, the Registrant borrowed $750 million from its subsidiary trusts at a weighted-average interest rate of 7.92%. These borrowings consist of $550 million and $200 million of debentures with a contractual maturity of 2026 and 2045, respectively. In December 2001, the Company redeemed all of the $550 million of debentures at a price of $25 per share plus accrued and unpaid interest. The $200 million of debentures are redeemable by the Company in whole, or in part, in 2006. The Registrant recorded $57 million, $64 million and $60 million of interest expense in 2001, 2000 and 1999, respectively, related to these borrowings.

3.    Supplemental Disclosures of Non-Cash Investing Activity and Cash Flow Information

        The Registrant paid $331 million, $293 million and $206 million of interest on debt in 2001, 2000 and 1999, respectively.

        The Registrant received dividends from subsidiaries of $789 million in the form of fixed income securities in 1999.

        In August 2000, the Company issued 7 million shares of its common stock in exchange for settlement of its obligation of subordinated debentures to the subsidiary trust (see Note 4 "Supplemental Disclosure of Non-Cash Flow Information" on page C-74 of the 2002 Proxy Statement).

THE ALLSTATE CORPORATION AND SUBSIDIAIRIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
(in millions)

	At December 31,			For the Year Ended December 31,
Segment	Deferred Policy Acquisition Costs	Reserves for Claims, Claims Expense and Contract Benefits	Unearned Premiums	Premium Revenue and Contract Charges	Net Investment Income (1)	Claims, Claims Expense and Contract Benefits	Amortization of Deferred Policy Acquisition Costs	Other Operating Costs and Expenses	Premiums Written (Excluding Life)
2001
Property-liability operations
PP&C	$1,135	$14,424	$7,931	$22,182		$17,506	$3,060	$2,244	$22,601
Discontinued lines and Coverages	—	2,076	—	15		26	—	12	8

Total property-liability	1,135	16,500	7,931	22,197	$1,745	17,532	3,060	2,256	22,609
Allstate Financial operations	3,286	42,694	30	2,230	2,968	3,404	402	600	410
Corporate and other	—	—	—	—	83	—	—	15	—

Total	$4,421	$59,194	$7,961	$24,427	$4,796	$20,936	$3,462	$2,871	$23,019

2000
Property-liability operations
PP&C	$1,100	$14,595	$7,553	$21,868		$16,386	$3,008	$2,288	$21,856
Discontinued lines and Coverages	—	2,264	—	3		9	—	7	2

Total property-liability	1,100	16,859	7,553	21,871	$1,814	16,395	3,008	2,295	21,858
Allstate Financial operations	3,209	37,338	54	2,205	2,715	3,190	450	514	352
Corporate and other	—	—	—	—	104	—	—	6	—

Total	$4,309	$54,197	$7,607	$24,076	$4,633	$19,585	$3,458	$2,815	$22,210

1999
Property-liability operations
PP&C	$1,132	$15,204	$7,607	$20,103		$14,642	$2,908	$1,977	$20,381
Discontinued lines and Coverages	—	2,610	—	9		37	—	21	8

Total property-liability	1,132	17,814	7,607	20,112	$1,761	14,679	2,908	1,998	20,389
Allstate Financial operations	2,987	32,796	64	1,623	2,260	2,578	374	372	187
Corporate and other	—	—	—	—	91	—	—	24	—

Total	$4,119	$50,610	$7,671	$21,735	$4,112	$17,257	$3,282	$2,394	$20,576

(1)    A single investment portfolio supports both property-liability segments.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE
(in millions)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
Year Ended December 31, 2001
Life insurance in force	$374,169	$144,438	$12,870	$242,601	5.3%

Premiums and contract charges:
Life insurance	$1,949	$313	$68	$1,704	4.0%
Accident-health insurance	553	106	79	526	15.0%
Property-liability insurance	20,671	281	1,807	22,197	8.1%

Total premiums and contract charges	$23,173	$700	$1,954	$24,427	8.0%

Year Ended December 31, 2000
Life insurance in force	$359,332	$125,479	$8,582	$242,435	3.5%

Premiums and contract charges:
Life insurance	$1,962	$308	$54	$1,708	3.2%
Accident-health insurance	499	71	69	497	13.9%
Property-liability insurance	20,222	268	1,917	21,871	8.8%

Total premiums and contract charges.	$22,683	$647	$2,040	$24,076	8.5%

Year Ended December 31, 1999
Life insurance in force	$328,400	$107,234	$6,495	$227,661	2.9%

Premiums and contract charges:
Life insurance	$1,536	$229	$20	$1,327	1.5%
Accident-health insurance	313	31	14	296	4.7%
Property-liability insurance	19,977	389	524	20,112	2.6%

Total premiums and contract charges	$21,826	$649	$558	$21,735	2.6%

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS
(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to costs and expenses	Other Additions	Deductions	Balance at End of Period
Year Ended December 31, 2001
Allowance for estimated losses on
mortgage loans	$10	$2	$—	$7	$5
Allowance for reinsurance recoverable	102	(7)	—	6	89
Allowance for premium installment
receivable	69	80	—	95	54
Allowance for deferred tax assets	79	(64)	—	—	15
Year Ended December 31, 2000
Allowance for estimated losses on
mortgage loans	$14	$(4)	$—	$—	$10
Allowance for reinsurance recoverable	111	(5)	—	4	102
Allowance for premium installment
receivable	76	145	—	152	69
Allowance for deferred tax assets	58	21	—	—	79
Year Ended December 31, 1999
Allowance for estimated losses on
mortgage loans	$15	$(1)	$—	$—	$14
Allowance for reinsurance recoverable	141	(3)	—	27	111
Allowance for premium installment
receivable	54	123	1	102	76
Allowance for deferred tax assets	33	25	—	—	58

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE VI - SUPPLEMENTARY INFORMATION CONCERNING
CONSOLIDATED PROPERTY-LIABILITY INSURANCE OPERATIONS
(in millions)

	At December 31,
	2001	2000	1999
Deferred policy acquisition costs	$1,135	$1,100	$1,132
Reserves for insurance claims and claims expense	16,500	16,859	17,814
Unearned premiums	7,931	7,553	7,607
	Year Ended December 31,
	2001	2000	1999
Earned premiums	$22,197	$21,871	$20,112
Net investment income	1,745	1,814	1,761
Claims and claims adjustment expense incurred
Current year	17,190	17,117	15,266
Prior years	342	(722)	(587)
Amortization of deferred policy acquisition costs	3,060	3,008	2,908
Paid claims and claims adjustment expense	17,924	17,331	14,964
Premiums written	22,609	21,858	20,389

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
The Allstate Corporation:

We have audited the consolidated financial statements of The Allstate Corporation and subsidiaries as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 20, 2002; such consolidated financial statements and report are included in The Allstate Corporation Notice of Annual Meeting and Proxy Statement dated March 25, 2002 and are incorporated herein by reference. Our audits also include the financial statement schedules of The Allstate Corporation and subsidiaries, listed in the Index at Item 14(a)2. These financial statement schedules are the responsibility of the Registrant's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 20, 2002

EXHIBIT INDEX

The Allstate Corporation Form 10-K
For the Year Ended December 31, 2001

Exhibit No.	Document Description
3(i)	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on February 4, 1999. Incorporated herein by reference to Exhibit 3(a) to The Allstate Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.**
3(ii)
Amended and Restated By-Laws of The Allstate Corporation effective September 10, 2001. Incorporated herein by reference to Exhibit 3 to The Allstate Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.**
4(i).1
Rights Agreement dated as of February 12, 1999 between The Allstate Corporation and Rights Agent First Chicago Trust Company of New York. Incorporated herein by reference to Exhibit 4 to The Allstate Corporation's Current Report on Form 8-K filed February 19, 1999.**
4(i).2	Statement regarding Change of Rights Agent.
4(iii)
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

10.3*	Allstate Insurance Company Supplemental Retirement Income Plan, as amended and restated effective January 1, 1996. Incorporated herein by reference to Exhibit 10.11 to The Allstate Corporation's Annual Report on Form 10-K for 1995.**
10.4*	The Allstate Corporation Deferred Compensation Plan, as amended and restated as of November 1, 2001.
10.5*
The Allstate Corporation Amended and Restated Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of February 5, 1997. Incorporated herein by reference to Exhibit 4 to Registration Statement No. 333-16129.**
10.6*
The Allstate Corporation Annual Executive Incentive Compensation Plan, as amended and restated as of March 9, 1999. Incorporated herein by reference to Exhibit 10.14 to The Allstate Corporation's Annual Report on Form 10-K for 1998.**
10.7*
The Allstate Corporation Long-Term Executive Incentive Compensation Plan, as amended and restated as of March 9, 1999. Incorporated herein by reference to Exhibit 10.15 to The Allstate Corporation's Annual Report on Form 10-K for 1998.**
10.8*
The Allstate Corporation Equity Incentive Plan, as amended and restated as of November 10, 1998. Incorporated herein by reference to Exhibit 10.16 to The Allstate Corporation's Annual Report on Form 10-K for 1998.**
10.9*
Amendments approved by the Board of Directors on March 3, 1999 and March 13, 2001 to The Allstate Corporation Equity Incentive Plan, as amended and restated as of November 10, 1998. Incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.**
10.10*	Form of stock option under the Equity Incentive Plan. Incorporated by reference to Exhibit 10.15 to The Allstate Corporation Annual Report on Form 10-K for 1999**.
10.11*	Form of stock option with reload under the Equity Incentive Plan. Incorporated by reference to Exhibit 10.16 to The Allstate Corporation Annual Report on Form 10-K for 1999**.

10.12*	Form of restricted stock grant under the Equity Incentive Plan. Incorporated by reference to Exhibit 10.17 to The Allstate Corporation Annual Report on Form 10-K for 1999**.
10.13*	The Allstate Corporation Equity Incentive Plan for Non-Employee Directors as amended and restated on September 18, 2000 effective June 1, 2001. Incorporated herein by reference to Exhibit 10.12 to The Allstate Corporation's Annual Report on Form 10-K for 2000.**
10.14*	The Allstate Corporation Employees Replacement Stock Plan, as amended and restated on November 10, 1998. Incorporated herein by reference to Exhibit 10.20 to The Allstate Corporation's Annual Report on Form 10-K for 1998.**
10.15*	Amendments approved by the Board of Directors on March 3, 1999 and March 13, 2001 to The Allstate Corporation Employees Replacement Stock Plan, as amended and restated on November 10, 1998. Incorporated herein by reference to Exhibit 10.2 to The Allstate Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.**
10.16*	Form of stock option under the Employees Replacement Stock Plan. Incorporated herein by reference to Exhibit 10.21 to The Allstate Corporation's Annual Report on Form 10-K for 1995.**
10.17*	Form of restricted stock grant under the Employees Replacement Stock Plan. Incorporated herein by reference to Exhibit 10.22 to The Allstate Corporation's Annual Report on Form 10-K for 1995.**
10.18*	The Allstate Corporation Annual Covered Employee Incentive Compensation Plan adopted and made effective on March 9, 1999. Incorporated herein by reference to Exhibit 10.23 to The Allstate Corporation's Annual Report on Form 10-K for 1998.**
10.19*	The Allstate Corporation 2001 Equity Incentive Plan effective May 15, 2001. Incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.**
10.20*	Form of Option Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.4 to The Allstate Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.**

10.21*	Retirement Benefits of Edward M. Liddy, John L. Carl, and Casey J. Sylla.
10.22*	CEO Change of Control Employment Agreement. Incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.**
10.23*
Other Named Executive Officer Change of Control Employment Agreement. Incorporated herein by reference to Exhibit 10.4 to The Allstate Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.**
11	Computation of Earnings per Common Share
12	Computation of Earnings to Fixed Charges Ratio
21	Subsidiaries of The Allstate Corporation
23	Independent Auditors' Consent
99	The Allstate Corporation's Notice of Annual Meeting and Proxy Statement dated March 25, 2002 is incorporated herein by reference.
*	A management contract or compensatory plan or arrangement
**	SEC File Number 1-11840