Form 10-Q
period 2002-03-31
ALLSTATE CORP
filed 2002-05-10
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

 Yes ☒    No ☐

        AS OF APRIL 30, 2002, THE REGISTRANT HAD 709,417,285 COMMON SHARES, $.01 PAR VALUE, OUTSTANDING.

THE ALLSTATE CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2002

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in millions, except per share data)	2002	2001
	(Unaudited)
Revenues
Property-liability insurance premiums earned	$5,704	$5,453
Life and annuity premiums and contract charges	538	509
Net investment income	1,159	1,220
Realized capital gains and losses	(103)	(51)

	7,298	7,131
Costs and expenses
Property—liability insurance claims and claims expense	4,369	4,070
Life and annuity contract benefits	376	399
Interest credited to contractholders' funds	429	399
Amortization of deferred policy acquisition costs	885	847
Operating costs and expenses	640	659
Amortization of goodwill	—	13
Restructuring and related charges	20	8
Interest expense	69	62

	6,788	6,457
Gain on disposition of operations	7	—

Income from operations before income tax expense, dividends on preferred securities and cumulative effect of change in accounting for derivative and embedded derivative financial instruments	517	674
Income tax expense	88	155

Income before dividends on preferred securities and cumulative effect of change in accounting for derivative and embedded derivative financial instruments	429	519
Dividends on preferred securities of subsidiary trusts	(3)	(10)
Cumulative effect of change in accounting for derivative and embedded derivative financial instruments, after-tax	—	(9)

Net income	$426	$500

Earnings per share:
Net income per share—basic	$0.60	$0.69

Weighted average shares—basic	711.7	726.6

Net income per share—diluted	$0.60	$0.68

Weighted average shares—diluted	713.8	730.3

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in millions, except par value data)	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $66,292 and $63,295)	$68,265	$65,720
Equity securities, at fair value (cost $3,438 and $4,385)	4,276	5,245
Mortgage loans	5,628	5,710
Short-term	2,748	1,908
Other	1,294	1,293

Total investments	82,211	79,876
Cash	335	263
Premium installment receivables, net	3,995	3,976
Deferred policy acquisition costs	4,591	4,421
Reinsurance recoverables, net	2,750	2,698
Accrued investment income	951	883
Property and equipment, net	973	984
Goodwill	1,260	1,284
Other assets	1,391	1,203
Separate Accounts	13,799	13,587

Total assets	$112,256	$109,175

Liabilities
Reserve for property-liability insurance claims and claims expense	$16,574	$16,500
Reserve for life-contingent contract benefits	9,082	9,134
Contractholder funds	35,039	33,560
Unearned premiums	7,974	7,961
Claim payments outstanding	798	811
Other liabilities and accrued expenses	7,401	6,168
Deferred income taxes	61	137
Short-term debt	142	227
Long-term debt	3,968	3,694
Separate Accounts	13,799	13,587

Total liabilities	94,838	91,779

Commitments and Contingent Liabilities (Notes 4 and 6)
Mandatorily Redeemable Preferred Securities of Subsidiary Trust	200	200
Shareholders' equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2 billion shares authorized and 900 million issued, 711 million and 712 million shares outstanding	9	9
Additional capital paid-in	2,595	2,599
Retained income	19,320	19,044
Deferred compensation expense	(202)	(193)
Treasury stock, at cost (189 million and 188 million shares)	(5,981)	(5,926)
Accumulated other comprehensive income:
Unrealized net capital gains and net gains on derivative financial instruments	1,606	1,789
Unrealized foreign currency translation adjustments	(46)	(43)
Minimum pension liability adjustment	(83)	(83)

Total accumulated other comprehensive income	1,477	1,663

Total shareholders' equity	17,218	17,196

Total liabilities and shareholders' equity	$112,256	$109,175

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in millions)	2002	2001
	(Unaudited)
Cash flows from operating activities
Net income	$426	$500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(9)	(28)
Realized capital gains and losses	103	51
Cumulative effect of change in accounting for derivative and embedded derivative financial instruments	—	9
Interest credited to contractholders' funds	429	362
Changes in:
Policy benefits and other insurance reserves	52	(297)
Unearned premiums	13	(34)
Deferred policy acquisition costs	(52)	(72)
Premium installment receivables, net	(19)	(61)
Reinsurance recoverables, net	(56)	(55)
Income taxes payable	310	74
Other operating assets and liabilities	(106)	(125)

Net cash provided by operating activities	1,091	324

Cash flows from investing activities
Proceeds from sales
Fixed income securities	5,705	6,870
Equity securities	1,535	1,529
Investment collections
Fixed income securities	1,295	873
Mortgage loans	203	78
Investment purchases
Fixed income securities	(9,821)	(8,858)
Equity securities	(633)	(1,554)
Mortgage loans	(125)	(258)
Change in short-term investments, net	(250)	266
Change in other investments, net	(14)	63
Purchases of property and equipment, net	(45)	(47)

Net cash used in investing activities	(2,150)	(1,038)

Cash flows from financing activities
Change in short-term debt, net	(85)	102
Proceeds from issuance of long-term debt	350	—
Repayment of long-term debt	(76)	—
Contractholder fund deposits	2,123	2,162
Contractholder fund withdrawals	(988)	(1,332)
Dividends paid	(135)	(124)
Treasury stock purchases	(85)	(222)
Other	27	50

Net cash provided by financing activities	1,131	636

Net increase (decrease) in cash	72	(78)
Cash at beginning of period	263	222

Cash at end of period	$335	$144

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

        The condensed consolidated financial statements and notes as of March 31, 2002, and for the three-month periods ended March 31, 2002 and 2001 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Appendix C of the Notice of Annual Meeting and Proxy Statement dated March 25, 2002. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

        To conform to the 2002 and year-end 2001 presentations, certain amounts in the prior year's condensed consolidated financial statements have been reclassified.

New accounting standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and other Intangible Assets", which eliminates the requirement to amortize goodwill, and requires that goodwill and separately identified intangible assets with indefinite lives be evaluated for impairment on an annual basis (or more frequently if impairment indicators arise) on a fair value as opposed to an undiscounted basis. With respect to goodwill amortization, the Company adopted SFAS No. 142 effective January 1, 2002. The result of the application of the non-amortization provisions of SFAS No. 142 for goodwill is not material for the three months ended March 31, 2002. At March 31, 2002, the Company had goodwill of $1,260 million. Pursuant to transition provisions of SFAS No. 142, the Company will complete its test for goodwill impairment during the second quarter of 2002 and, if impairment is indicated, record such impairment as a cumulative effect of accounting change effective January 1, 2002. The cumulative effect of accounting change recorded could be material to the consolidated results of operations or financial position of the Company.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The Statement also amends Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 requires that long-lived assets held for sale be recorded at the lower of carrying value or fair value less cost to sell. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset. Long-lived assets to be disposed of other than by sale are considered held and used until disposed. The adoption of SFAS No. 144 on January 1, 2002 did not have an impact on either the consolidated financial position or results of operations of the Company.

2. Disposition

        On January 9, 2002, the Company disposed of Allstate Investments, K.K., a shell company domiciled in Japan, thereby completing the Company's exit from Japan, which began in 1999. As a result, the Company recognized a $7 million gain ($5 million after-tax) on the disposition and a $14 million tax-benefit, not previously recognized, attributable to the inception-to-date losses of the subsidiary. The tax benefit was reported as a reduction to the Company's income tax expense on the condensed consolidated statements of operations.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Earnings per share

        Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common and dilutive potential common shares outstanding. For Allstate, dilutive potential common shares consist of outstanding stock options.

        The computations of basic and diluted earnings per share are presented in the following table.

	Three Months Ended March 31,
(in millions, except per share data)	2002	2001
Numerator (applicable to common shareholders):
Income before dividends on preferred securities and cumulative effect of change in accounting principle	$429	$519
Dividends on preferred securities of subsidiary trusts	(3)	(10)
Cumulative effect of change in accounting for derivative and embedded derivative financial instruments	—	(9)

Net income applicable to common stockholders	$426	$500

Denominator:
Weighted average common shares outstanding	711.7	726.6
Effect of potential dilutive securities:
Stock options	2.1	3.7

Weighted average common and dilutive potential common shares outstanding	713.8	730.3

Earnings per share—Basic:
Income before dividends on preferred securities and cumulative effect of change in accounting principle	$.60	$.71
Dividends on preferred securities of subsidiary trusts	—	(.01)
Cumulative effect of change in accounting for derivative and embedded derivative financial instruments	—	(.01)

Net income applicable to common shareholders	$.60	$.69

Earnings per share—Diluted:
Income before dividends on preferred securities and cumulative effect of change in accounting principle	$.60	$.71
Dividends on preferred securities of subsidiary trusts	—	(.02)
Cumulative effect of change in accounting for derivative and embedded derivative financial instruments	—	(.01)

Net income applicable to common shareholders	$.60	$.68

        Options to purchase 16.1 million Allstate common shares, with exercise prices ranging from $35.00 to $50.72, were outstanding at March 31, 2002, but were not included in the computation of diluted earnings per share for the three-month period ended March 31, 2002 since inclusion of these options would have an anti-dilutive effect as the options' exercise prices exceeded the average market price of Allstate common shares in the period. At March 31, 2001, 2.8 million outstanding stock options were excluded from the three-month period ended March 31, 2001 diluted earnings per share computations due to anti-dilutive effects.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

        Catastrophic events and weather-related losses (wind, hail, lightning, freeze and water losses which include mold losses, not meeting the Company's criteria to be declared a catastrophe) are an inherent risk of the property-liability insurance business that have contributed to, and will continue to contribute to, material period-to-period fluctuations in the Company's results of operations and financial position. The level of catastrophic events and weather-related losses experienced in any period cannot be predicted and could be material to the results of operations and financial position. For Allstate, areas of potential natural event catastrophe losses due to hurricanes include major metropolitan centers near the eastern and gulf coasts of the United States. Exposure to potential earthquake losses in California is limited by the Company's participation in the California Earthquake Authority ("CEA"). Other areas in the United States with exposure to potential earthquake losses include areas surrounding the New Madrid fault system in the Midwest and faults in and surrounding Seattle, Washington and Charleston, South Carolina. Allstate continues to evaluate alternative business strategies to more effectively manage its exposure to catastrophe losses in these and other areas.

        Management believes that the reserve for claims and claims expense, net of reinsurance recoverables, at March 31, 2002, is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by that date.

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

        In 1986, the general liability policy form used by Allstate and others in the property-liability industry was amended to introduce an "absolute pollution exclusion," which excluded coverage for environmental damage claims and added an asbestos exclusion. Most general liability policies issued prior to 1987 contain annual aggregate limits for product liability coverage. General liability policies issued in 1987, and thereafter, contain annual aggregate limits for all coverages. Allstate's experience to date is that these policy form changes have effectively limited its exposure to environmental and asbestos claim risks assumed.

        Establishing net loss reserves for environmental, asbestos and other mass tort claims is subject to uncertainties that are greater than those presented by other types of claims. Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, availability and collectibility of reinsurance and the extent and timing of any such contractual liability. There are complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are, or were ever intended to be covered. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses

THE ALLSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean-up costs represent insured property damage. Management believes these issues are not likely to be resolved in the near future.

        Allstate's reserve for environmental and asbestos claims were $996 million and $1,018 million, net of reinsurance recoverables of $337 million and $355 million at March 31, 2002 and December 31, 2001, respectively. Approximately 54% and 58% of the total net environmental and asbestos reserve at March 31, 2002 and December 31, 2001, respectively, are for incurred but not reported ("IBNR") estimated losses.

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

5. Reinsurance

        Property-liability insurance premiums and life and annuity premiums and contract charges are net of the following reinsurance ceded:

	Three months ended March 31,
(in millions)	2002	2001
Property-liability premiums earned	$80	$70
Life and annuity premiums and contract charges	115	83

        Property-liability insurance claims and claims expense and life and annuity contract benefits are net of the following reinsurance recoveries:

	Three months ended March 31,
(in millions)	2002	2001
Property-liability insurance claims and claims expense	$62	$106
Life and annuity contract benefits	114	70

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

Legal Proceedings

        The Company distributed to certain Personal Property and Casualty ("PP&C") claimants documents regarding the claims process and the role that attorneys may play in that process. Suits challenging the use of these documents have been filed against the Company, including purported class action suits. In addition to these suits, the Company has received inquiries from states' attorneys general, bar associations and departments of insurance. The Company is vigorously defending its use of these documents. The outcome of these disputes is currently uncertain.

        There are currently a number of state and nationwide putative class action lawsuits pending in various state and federal courts seeking actual and punitive damages from Allstate alleging, among other things, breach of contract and fraud because of its specification of after-market (non-original equipment manufacturer) replacement parts in the repair of insured vehicles. To a large degree, these lawsuits mirror similar lawsuits filed against other carriers in the industry. Plaintiffs in these suits allege that after-market parts are not "of like kind and quality" as required by the insurance policies. The lawsuits are in various stages of development. The Company is vigorously defending these lawsuits. The outcome of these disputes is currently uncertain.

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

        There are a number of state and nationwide class action lawsuits pending in various state courts challenging the legal propriety of Allstate's medical bill review processes on a number of grounds, including, among other things, the manner in which Allstate determines reasonableness and necessity. One nationwide class action and one statewide class action have been certified. These lawsuits, which to a large degree mirror similar lawsuits filed against other carriers in the industry, allege these processes result in a breach of the insurance policy as well as fraud. The Company denies those allegations and is vigorously defending both its processes and these lawsuits. The outcome of these disputes is currently uncertain.

        Four nationwide and three statewide putative class actions are pending against Allstate which challenge Allstate's use of certain automated database vendors in valuing total loss automobiles. To a large degree, these lawsuits mirror similar lawsuits filed against other carriers in the industry. Plaintiffs allege that flaws in these databases result in valuations to the detriment of insureds. The plaintiffs are seeking actual and punitive damages. The lawsuits are in

THE ALLSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

various stages of development and Allstate is vigorously defending them, but the outcome of these disputes is currently uncertain.

        There are currently a number of nationwide putative class action lawsuits pending in various federal courts seeking actual and punitive damages from Allstate and alleging that Allstate violated the Fair Credit Reporting Act by failing to provide appropriate notices to applicants and/or policyholders when adverse action was taken as a result of information in a consumer report. In addition, there is one putative nationwide and several putative statewide class action lawsuits that allege that the Company discriminates against non-Caucasian policyholders by charging them higher premiums than Caucasian policyholders through the use of credit scoring and other underwriting and rate-making practices. The Company denies these allegations and is vigorously defending these lawsuits. The outcome of these disputes is currently uncertain.

        Allstate is defending various lawsuits involving worker classification issues. Examples of these lawsuits include three putative class actions challenging the overtime exemption claimed by the Company under the Fair Labor Standards Act or state wage and hour laws. These class actions mirror similar lawsuits filed recently against other employers. Another example involves the worker classification of staff working in agencies. In this putative class action, plaintiffs seek damages under the Employee Retirement Income Security Act ("ERISA") and the Racketeer Influenced and Corrupt Organizations Act alleging that 10,000 agency secretaries were terminated as employees by Allstate and rehired by agencies through outside staffing vendors for the purpose of avoiding the payment of employee benefits. A putative nationwide class action filed by former employee agents also includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. Allstate has been vigorously defending these and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

        The Company is also defending certain matters relating to the Company's agency program reorganization announced in 1999. These matters include an investigation by the U.S. Department of Labor and a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission with respect to allegations of retaliation under the Age Discrimination in Employment Act, the Americans with Disabilities Act and Title VII of the Civil Rights Act of 1964. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, breach of contract and age discrimination. Allstate will vigorously defend these lawsuits and other claims related to its agency program reorganization. The outcome of these disputes is currently uncertain.

        The Company is defending various lawsuits that allege that it engaged in business or sales practices inconsistent with various state insurance statutes. One statewide class action alleges that the Company violated state insurance statutes in the sale of credit insurance. The judge has granted a partial summary judgment against the Company; however, damages have not yet been determined. The Company is vigorously defending these lawsuits. The outcome of these disputes is currently uncertain.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Business Segments

        Summarized financial performance data for each of the Company's reportable segments for the three months ended March 31, are as follows:

	Three months ended March 31,
(in millions)	2002	2001
Income from operations before income taxes, dividends on preferred securities and cumulative effect of change in accounting for derivative and embedded derivative financial instruments
Property-Liability
Underwriting income (loss)
PP&C	$47	$115
Discontinued Lines and Coverages	(4)	(4)

Total underwriting income	43	111
Net investment income	399	466
Realized capital gains and losses	(15)	27
Gain on disposition of operations	7	—

Property-Liability income from operations before income taxes and cumulative effect of change in accounting for derivative and embedded derivative financial instruments	434	604
Allstate Financial
Premiums and contract charges	538	509
Net investment income	743	732
Realized capital gains and losses	(87)	(80)
Contract benefits	376	399
Interest credited to contractholders' funds	429	399
Operating costs and expenses	252	254

Allstate Financial income from operations before income taxes and cumulative effect of change in accounting for derivative and embedded derivative financial instruments	137	109
Corporate and Other
Service fees (1)	12	2
Net investment income	17	22
Realized capital gains and losses	(1)	2
Operating costs and expenses	82	65

Corporate and Other loss from operations before income taxes and dividends on preferred securities	(54)	(39)

Consolidated income from operations before income taxes, dividends on preferred securities and cumulative effect of change in accounting for derivative and embedded derivative financial instruments	$517	$674

(1)
For presentation in the Condensed Consolidated Statement of Operations, service fees of the Corporate and Other segment are reclassified to Operating costs and expenses.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        Summarized revenue data for each of the Company's business segments for the three months ended March 31, are as follows:

	Three months ended March 31,
(in millions)	2002	2001
Revenues
Property-Liability
Premiums earned
PP&C	$5,701	$5,453
Discontinued Lines and Coverages	3	—

Total premiums earned	5,704	5,453
Net investment income	399	466
Realized capital gains and losses	(15)	27

Total Property-Liability	6,088	5,946
Allstate Financial
Premiums and contract charges	538	509
Net investment income	743	732
Realized capital gains and losses	(87)	(80)

Total Allstate Financial	1,194	1,161
Corporate and Other
Service fees	12	2
Net investment income	17	22
Realized capital gains and losses	(1)	2

Total Corporate and Other before reclassification of service fees	28	26
Reclassification of service fees (1)	(12)	(2)

Total Corporate and Other	16	24

Consolidated Revenues	$7,298	$7,131

(1)
For presentation in the Condensed Consolidated Statement of Operations, service fees of the Corporate and Other segment are reclassified to Operating costs and expenses.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Other Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis for the three months ended March 31, are as follows:

	Three months ended March 31,
	2002			2001
(in millions)	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized net capital losses and net gains on derivative financial instruments
Unrealized holding losses arising during the period	$(394)	$138	$(256)	$(199)	$69	$(130)
Less: reclassification adjustments	(111)	39	(72)	(39)	14	(25)

Unrealized net capital losses	(283)	99	(184)	(160)	55	(105)
Cumulative effect of change in accounting for derivative and embedded derivative financial instruments	—	—	—	8	(3)	5
Net gains on derivative financial instruments arising during the period	1	—	1	27	(9)	18
Less: reclassification adjustments	—	—	—	(7)	2	(5)

Net gains on derivative financial instruments	1	—	1	42	(14)	28

Unrealized net capital losses and net gains on derivative financial instruments	(282)	99	(183)	(118)	41	(77)
Unrealized foreign currency translation adjustments	(5)	2	(3)	(17)	6	(11)

Other comprehensive loss	$(287)	$101	(186)	$(135)	$47	(88)

Net income			426			500

Comprehensive income			$240			$412

THE ALLSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Company Restructuring

        In the fourth quarter of 2001, the Company announced new strategic initiatives to improve the efficiency of its claims handling and certain other back-office processes primarily through a consolidation and reconfiguration of field claim offices, customer information centers and satellite offices. This new restructuring program involves a reduction of the total number of field claim offices and an increase in the average size per claim office. In addition, two customer information centers and two satellite offices will be closed. As part of the program, employees working in facilities to be closed will elect to either relocate or collect severance benefits. The Company anticipates the plan will produce approximately $140 million of annual pretax expense reductions. The implementation of the plan is expected to be substantially complete by year-end 2003.

        In addition to the 2001 program, the Company continued its program announced on November 10, 1999 to aggressively expand its selling and service capabilities and reduce current annual expenses by approximately $600 million. The reduction in expenses comes from field realignment, the reorganization of employee agents to a single exclusive agency independent contractor program, the closing of a field support center and four regional offices, and reduced employee related expenses and professional services as a result of reductions in force, attrition and consolidations.

        As a result of the 1999 program, Allstate established a $69 million restructuring liability during the fourth quarter of 1999 for certain employee termination costs and qualified exit costs. Additionally, during 2001, an additional $96 million was accrued in connection with the new program for certain employee termination costs and qualified exit costs.

        The following table illustrates the inception to date change in the restructuring liability at March 31, 2002:

(in millions)	Employee Costs	Exit Costs	Total Liability
Balance at December 31, 1999	$59	$10	$69
1999 program adjustments:
Net adjustments to liability	—	12	12
Payments applied against the liability	(53)	(18)	(71)
Incremental post-retirement benefits classified with OPEB liability	(6)	—	(6)

1999 program liability at March 31, 2002	—	4	4
2001 program adjustments:
Initial addition to liability for 2001 program	17	79	96
Payments applied against the liability	(10)	(5)	(15)

2001 program liability at March 31, 2002	7	74	81

Balance at March 31, 2002	$7	$78	$85

        The payments applied against the liability for employee costs primarily reflect severance. Payments applied for exit costs generally have consisted of post-exit rent expenses and contract termination penalties.

        In the first quarter of 2002, the Company recorded restructuring and related charges of $20 million pretax ($13 million after-tax). These charges, which are expensed as incurred and not eligible for accrual, include employee termination and relocation benefits, agent separation costs and a non-cash charge resulting from pension benefit payments made to agents in connection with the reorganization of employee agents to a single exclusive agency independent contractor program.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of
The Allstate Corporation:

        We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the year then ended, not presented herein. In our report dated February 20, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

Deloitte & Touche LLP

Chicago, Illinois
May 9, 2002

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

        The following discussion highlights significant factors influencing results of operations and changes in financial position of The Allstate Corporation (the "Company" or "Allstate"). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation Annual Report on Form 10-K for 2001 and in Appendix C of the Notice of Annual Meeting and Proxy Statement dated March 25, 2002.

EXECUTIVE SUMMARY OF RESULTS

        Allstate experienced a 14.8% decline in net income in the first quarter of 2002 as compared to the first quarter of 2001. This is due to decreased operating results in the Property-Liability business and higher realized capital losses, partially offset by increased operating results in the Allstate Financial business. The Property-Liability business experienced declines in operating results related to increased estimates of losses incurred in prior years. However, the increased estimated losses were partially offset by increased premiums earned and a decline in claims incurred primarily due to favorable weather-related losses in the quarter. Premiums earned were impacted by rate and risk management actions. Allstate Financial experienced an increase in operating results due to favorable mortality margins in the quarter and a change in accounting eliminating the amortization of goodwill. The increase in realized capital losses is primarily the result of the impact of economic and market conditions in the sales of securities in the normal course of business.

CONSOLIDATED REVENUES

For the three months ended March 31, ($ in millions)	2002	2001
Property-liability insurance premiums	$5,704	$5,453
Life and annuity premiums and contract charges	538	509
Net investment income	1,159	1,220
Realized capital gains and losses	(103)	(51)

Total consolidated revenues	$7,298	$7,131

        Consolidated revenues increased 2.3% in the first quarter of 2002 when compared to the first quarter of 2001. Higher earned premiums in Property-Liability and increased Life and annuity premiums and contract charges in Allstate Financial were partially offset by higher realized capital losses during the quarter as compared to the prior year first quarter. Investment income decreased during the 2002 quarter as compared to the 2001quarter due to declines in Property-Liability net investment income.

CONSOLIDATED NET INCOME

For the three months ended March 31, ($ in millions, except per share data)	2002	2001
Net income	$426	$500
Net income per share (Basic)	0.60	0.69
Net income per share (Diluted)	0.60	0.68
Realized capital gains and losses, after-tax	(64)	(33)

        Net income decreased 14.8% in the first quarter of 2002, compared to the same period in 2001 due primarily to higher realized capital losses and decreased operating results in Property-Liability, partially offset by increased operating results in Allstate Financial. Net income per diluted share decreased 11.8% in 2002 as the decline in net income was partially offset by the effects of share repurchases.

PROPERTY-LIABILITY OPERATIONS

        Overview    The Company's Property-Liability operations consist of two business segments: Personal Property and Casualty ("PP&C") and Discontinued Lines and Coverages. PP&C is principally engaged in the sale of property and casualty insurance, primarily private passenger auto and homeowners insurance, to individuals in the United States and Canada. Discontinued Lines and Coverages represents business no longer written by Allstate and includes the results from environmental, asbestos and other mass tort exposures, and certain commercial and other businesses in run-off. Such groupings of financial information are consistent with those used by management for evaluating segment performance and determining the allocation of resources.

        Summarized financial data and key operating ratios for Allstate's Property-Liability operations are presented in the following table.

For the three months ended March 31, ($ in millions, except ratios)	2002	2001
Premiums written	$5,716	$5,440

Premiums earned	$5,704	$5,453
Claims and claims expense ("losses")	4,369	4,070
Operating costs and expenses	1,272	1,260
Amortization of goodwill	—	5
Restructuring and related charges	20	7

Underwriting income	43	111
Net investment income	399	466
Income tax expense on operations	68	132
Realized capital gains and losses, after-tax	(12)	17
Gain on disposition of operations, after-tax	5	—
Cumulative effect of a change in accounting principle, after-tax	—	(3)

Net income	$367	$459

Catastrophe losses	$110	$82

Operating ratios
Claims and claims expense ("loss") ratio	76.6	74.7
Expense ratio	22.6	23.3

Combined ratio	99.2	98.0

Effect of catastrophe losses on loss ratio	1.9	1.5

Effect of restructuring and related charges on expense ratio	0.4	0.1

Personal Property and Casualty ("PP&C") Segment

        The Company's goal for the PP&C segment is to improve the profitability of the standard auto, non-standard auto and homeowners lines of business. A key focus will be on attracting and retaining customers who will potentially provide above average profitability over the course of their relationship with the Company and utilizing Strategic Risk Management ("SRM"), a tier-based pricing, underwriting and marketing program. In addition, the Company is creating and deploying technology to enhance the integration of Allstate's distribution channels, improve customer service, facilitate the introduction of new products and services and reduce infrastructure costs related to supporting agencies and handling claims. These actions are designed to optimize the effectiveness of the distribution and service channels by taking actions to encourage the productivity of exclusive agencies and to enhance The Good Hands® Network.

        The Ivantage business sells private passenger auto and homeowners insurance to individuals through independent agencies. Ivantage includes standard auto and homeowners products with the EncompassSM brand name and non-standard auto products with the DeerbrookSM brand name. Since the acquisition of Encompass in the fourth quarter of 1999, the PP&C strategy for Ivantage has focused on profit improvement actions for both Encompass and Deerbrook.

        In most states, the Company separates the voluntary personal auto insurance business into two categories for pricing or underwriting purposes or both: the standard market and the non-standard market. Generally, standard auto customers are expected to have lower risks of loss than non-standard auto customers. The implementation of SRM has led to a gradual change in the mix of business between standard auto and non-standard auto.

        PP&C continues the multi-phase implementation of SRM on a state-by-state basis. SRM is a tier-based pricing, underwriting and marketing program. Tier-based pricing and underwriting produces a broader range of premiums that is more refined than the range generated by the standard/non-standard model alone and enables Allstate to improve its competitive position with high lifetime value customers.

        The initial results of new SRM policies indicate that the Allstate brand standard auto and homeowners businesses have experienced an increase in retention, a shift toward more customers who are considered high lifetime value and lower loss ratios. Based on the SRM implementation dates for non-standard auto, and other initiatives currently in place in that business, the SRM results are not yet determinable.

        The Company's strategy for homeowners is to target customers whose risk of loss provides the best opportunity for profitable growth. The homeowners strategy also includes managing exposure on policies in areas where the potential loss from catastrophes exceeds acceptable levels. Despite rising loss costs, management believes that it can improve the profitability of the homeowners line of business and that, as part of the Company's overall strategy to retain high lifetime value customers and cross sell products, it is important to offer homeowners insurance as part of its broad based financial services offerings.

        Homeowners product pricing is typically intended to establish acceptable long-term returns, as determined by management, over a period of years. Losses, including losses from catastrophic events and weather-related losses (such as wind, hail, lightning and freeze events not meeting the Company's criteria to be declared a catastrophe), are accrued on an occurrence basis within the policy period. Therefore in any reporting period, loss experience from catastrophic events and weather-related losses may contribute to negative or positive underwriting performance relative to the expectations incorporated into the product pricing. Accordingly, the homeowners line of business is more capital intensive than other personal lines of business.

        The Company is currently executing a range of actions to mitigate adverse homeowners trends. Examples of these actions include market or state-specific product designs, underwriting and rating changes, discontinuation of specific coverages, specific policy language clarifying coverage for mold claims and loss management initiatives. The effect of these actions on profitability is currently not estimable and will not be immediate because these actions take time to implement, and because homeowners policies typically renew on a 12-month basis. The effects are expected to be completely recognized in the financial results for 2003.

        Premiums written is used in the property-liability insurance industry to measure the amount of premiums charged for policies issued during a fiscal period. Premiums are considered earned and included in financial results on a pro-rata basis over the policy period. Allstate brand policy periods are typically 6 months for auto and 12 months for homeowners. Encompass auto and homeowners policy periods are typically 12 months. Deerbrook auto policy periods are typically 6 months.

        Premiums written by brand for the PP&C segment are presented in the following table.

For the three months ended March 31, ($ in millions)	2002	2001
Allstate brand:
Standard auto	$3,195	$2,992
Non-standard auto	627	700
Homeowners	942	813
Commercial lines	188	179
Involuntary auto	50	33
Other personal lines	278	289

Total Allstate brand	5,280	5,006
Ivantage:
Standard auto	286	287
Non-standard auto	19	13
Homeowners	108	99
Involuntary auto	—	8
Other personal lines	20	28

Total Ivantage	433	435

Total premiums written	$5,713	$5,441

        The following table presents PP&C premiums written by line, showing new and renewal business.

For the three months ended March 31, ($ in millions)	2002	2001
New business:
Standard auto	$269	$284
Non-standard auto	120	143
Homeowners	106	101
Other personal lines	106	107

Total new business	601	635
Renewal business:
Standard auto	3,212	2,995
Non-standard auto	526	570
Homeowners	944	811
Other personal lines	430	430

Total renewal business	5,112	4,806

Total premiums written	$5,713	$5,441

        Standard auto premiums written increased 6.2% for PP&C to $3.48 billion in the first quarter of 2002 from $3.28 billion in the same period of 2001.

        Allstate brand standard auto premiums increased 6.8% in the first quarter of 2002 compared to the first quarter of 2001, with new business decreasing 6.2% to $239 million during the period. The number of policies in force increased 1.9%, and average premium per policy also increased 7.0% in the first quarter of 2002 over the first quarter of 2001, primarily due to higher average renewal premiums. At March 31, 2002, the Allstate brand renewal ratio for standard auto policyholders was 89.1, a decline of 1.3 points from a year earlier.

        The decline in Allstate brand new business is due primarily to administrative and risk management actions taken to improve the standard auto loss ratio. These actions include implementing premium rate increases, down payment requirements and other underwriting changes in several large standard auto premium states such as California and Florida.

        Ivantage standard auto premiums decreased 0.3% in the first quarter of 2002 compared to the first quarter of 2001, with new business increasing 2.0% to $30 million during the period. The number of policies in force decreased 6.8%, offset by a 4.6% increase in average premium per policy in the first quarter of 2002 over the first quarter of 2001, due to higher average new and renewal premiums. At March 31, 2002, the Ivantage renewal ratio for standard auto policyholders was 83.0, an increase of 4.4 points from a year earlier.

        Increases in standard auto average premium per policy were due to rate actions taken in both the Allstate brand and Ivantage during 2002 and 2001, and due to a shift to newer and more expensive autos by Allstate brand policyholders. The Allstate brand received approval for standard auto rate changes, some in connection with the implementation of SRM, in 19 states during the first quarter of 2002 with a weighted average rate increase of 7.4% on an annual basis. Ivantage received approval for standard auto rate changes in 12 states during the first quarter of 2002 with a weighted average rate increase of 5.1% on an annual basis.

        Non-standard auto premiums written decreased 9.4% for PP&C to $646 million in the first quarter of 2002 from $713 million in the same period of 2001.

        Allstate brand non-standard auto premiums decreased 10.4% in the first quarter of 2002 compared to the first quarter of 2001, with new business decreasing 24.1% to $108 million during the period. The number of policies in force declined 19.3%. Partially offsetting fewer policies in force was a 10.6% increase in average premium per policy in the first quarter of 2002 over the same period of 2001, with increases coming from higher average renewal premiums. At March 31, 2002, the Allstate brand renewal ratio for non-standard auto policyholders increased 0.8 points from a year earlier, to 72.0.

        Ivantage non-standard auto premiums increased 46.2% in the first quarter of 2002 compared to the first quarter of 2001, with new business increasing to $12 million during the period. Average premium per policy increased 24.2% in the first quarter of 2002 over the same period of 2001, with increases coming primarily from higher average new premiums. Partially offsetting higher average premium was a 10.7% decline in the number of policies in force.

        Decreases in non-standard auto policies in force during the first quarter of 2002 were primarily due to the implementation of programs to address adverse profitability trends for both the Allstate brand and Ivantage. These programs vary by state and include changes such as additional premium down payment requirements, tightening underwriting requirements, rate increases, policy non-renewal where permitted and certain other administrative changes.

        Increases in non-standard auto average premium per policy were due to rate actions taken for both the Allstate brand and Ivantage during 2002 and 2001, some in connection with the implementation of SRM. The Allstate brand received approval for non-standard auto rate changes in 23 states and Washington D.C. during the first quarter of 2002 with a weighted average rate increase of 10.5% on an annual basis. Ivantage received approval for non-standard auto rate changes in 9 states during the first quarter of 2002 with a weighted average rate increase of 11.6% on an annual basis.

        Homeowners premiums written increased 15.1% for PP&C to $1.05 billion in the first quarter of 2002 from $912 million in the same period of 2001.

        Allstate brand homeowners premiums increased 15.9% in the first quarter of 2002 compared to the first quarter of 2001, with new business increasing 4.6% to $100 million during that period. The number of policies in force increased 1.5%, and average premium per policy increased 17.7% in the first quarter of 2002 over the first quarter of 2001, due primarily to higher average renewal premiums. At March 31, 2002, the Allstate brand renewal ratio for homeowners policyholders decreased 0.3 points from a year earlier, to 88.4.

        Ivantage homeowners premiums increased 9.1% in the first quarter of 2002 compared to the first quarter of 2001, with new business increasing 27.8% to $6 million during that period. The number of policies in force decreased 6.2%. Partially offsetting fewer policies in force was a 10.1% increase in average premium per policy, due primarily to higher average renewal premiums. At March 31, 2002, the Ivantage renewal ratio for homeowners policyholders was 86.2, an increase of 1.3 points from a year earlier.

        Increases in homeowners average premium per policy were due to rate actions taken for both the Allstate brand and Ivantage during the first quarter of 2002 and 2001. The Allstate brand received approval for homeowners rate changes, some in connection with the implementation of SRM, in 23 states and Washington D.C. during the first quarter of 2002 with a weighted average rate increase of 19.8% on an annual basis. Ivantage received approval for homeowners rate changes in 12 states during the first quarter of 2002 with a weighted average rate increase of 17.6% on an annual basis.

        PP&C Underwriting Results are used by Allstate management to evaluate the profitability of the segment and each line of business. Underwriting income (loss) includes premiums earned, less claims and claims expense ("losses") and certain other expenses. Another analytical measure that reflects a component of the segment or line of business' profitability is its loss ratio, which is the percentage of losses to premiums earned. The effects of net investment income, realized capital gains and losses and certain other items have been excluded from these measures due to the volatility between periods and because such data is often excluded when evaluating the overall financial performance and profitability of property and casualty insurers. These underwriting results should not be considered as a substitute for any generally accepted accounting principle ("GAAP") measure of performance. A reconciliation of Property-Liability underwriting results to net income is provided in the table on page 16. Allstate's method of calculating underwriting results may be different from the method used by other companies and therefore comparability may be limited.

For the three months ended March 31, ($ in millions, except ratios)	2002	2001
Premiums written	$5,713	$5,441

Premiums earned	$5,701	$5,453
Claims and claims expense ("losses")	4,366	4,067
Other costs and expenses	1,268	1,259
Amortization of goodwill	—	5
Restructuring and related charges	20	7

Underwriting income	$47	$115

Catastrophe losses	$110	$82

Underwriting income (loss) by brand
Allstate brand	$70	$144
Ivantage	(23)	(29)

Underwriting income (loss)	$47	$115

        PP&C experienced underwriting income of $47 million during the first quarter of 2002 compared to underwriting income of $115 million in the first quarter of 2001. The decline in underwriting income was driven by higher claims and claims expenses, partially offset by increased premiums earned. Higher claims and claims expenses were due to increases in auto and homeowners claim severity (average cost per claim) and increased estimates of losses incurred in prior years, partially offset by declines in auto and homeowners claims frequency (rate of claim occurrence).

        Claim severity was impacted by inflationary pressures in medical costs and auto repair and home repair costs. Increased estimates of losses from prior years in the auto business totaled $87 million during the first quarter of 2002 and were primarily related to increasing estimates of severity. The increased estimates of prior year losses in the homeowners business totaled $125 million during the first quarter of 2002. This $125 million increase included $70 million due to mold claims in the state of Texas.    Other lines of insurance also had increased estimates of losses from prior years totaling $15 million during the first quarter of 2002. Increased estimates were offset by the impact of mild weather on auto and homeowner claim frequencies, excluding catastrophe claims. The mild weather favorably impacted losses by approximately $150 million in the first quarter of 2002 compared to the first quarter of 2001.

For the three months ended March 31, ($ in millions, except ratios)	2002	2001
Premiums earned
Allstate brand:
Standard auto	$3,094	$2,870
Non-standard auto	625	692
Homeowners	1,007	919
Other	522	491

Total Allstate brand	5,248	4,972
Ivantage:
Standard auto	300	316
Non-standard auto	13	18
Homeowners	116	118
Other	24	29

Total Ivantage	453	481

Total PP&C premiums earned	$5,701	$5,453

Claims and claims expense ("loss") ratio
Standard auto	74.6	71.8
Non-standard auto	75.9	82.8
Homeowners	84.6	79.0
Other	73.1	71.9
Total PP&C loss ratio	76.6	74.6
PP&C expense ratio	22.6	23.3

PP&C combined ratio	99.2	97.9

Loss ratios by brand
Allstate brand:
Standard auto	74.4	71.3
Non-standard auto	75.5	82.4
Homeowners	85.0	78.6
Other	77.0	74.7
Total Allstate brand loss ratio	76.8	74.5
Allstate brand expense ratio	21.8	22.6

Allstate brand combined ratio	98.6	97.1

Ivantage:
Standard auto (Encompass)	77.0	76.3
Non-standard auto (Deerbrook)	92.3	100.0
Homeowners (Encompass)	81.0	82.2
Other	(12.5)	24.1
Total Ivantage loss ratio	73.7	75.5
Ivantage expense ratio	31.3	30.6

Ivantage combined ratio	105.0	106.1

        Standard auto loss ratio increased 2.8 points in the first quarter of 2002 over first quarter 2001 levels primarily due to higher losses resulting from claim severity in the current year and increased reserve estimates related to prior years, partially offset by increased premiums earned and favorable weather.

        Non-standard auto loss ratio decreased 6.9 points in the first quarter of 2002 below first quarter 2001 levels due to lower claim frequency, partly offset by lower premiums earned. Decreased claim frequency and premiums earned were primarily due to the implementation of specific non-standard auto programs to address adverse profitability trends.

        When the insurance industry tightens underwriting standards in the voluntary market, the amount of business written by the involuntary market tends to increase. The loss ratios on involuntary auto tend to be adverse to the Company. Allstate includes the underwriting results of its involuntary business in Other.

        Homeowners loss ratio increased 5.6 points in the first quarter of 2002 over the first quarter of 2001 levels due to higher claim severity in the current year and increased reserve estimates related to prior years. Homeowners claims include reported losses of $49 million due to mold claims in Texas and increased estimates of prior year reserves for mold claims in Texas, partially offset by increased premiums earned and favorable weather.

        Expense ratio declined 0.7 points in the first quarter of 2002 below the first quarter of 2001 level due to various expense management initiatives. The impact of these expense reductions on the expense ratio is partially offset by the Company's investment in various initiatives, such as increased advertising and technology investments.

        The expense ratio for the standard auto business generally approximates the total PP&C expense ratio. The expense ratio for the non-standard auto business generally is 2 to 3 points lower than the total PP&C expense ratio due to lower agent commission rates and higher average premiums for non-standard auto as compared to standard auto. The expense ratio for the homeowners business generally is 1 point higher than the total PP&C expense ratio due to higher agent commission rates as compared to standard auto. The Ivantage expense ratio is higher on average than the expense ratio of the Allstate brand due to higher commission rates, integration expenses, expenditures for technology and expenses related to the administration of certain mandatory insurance pools.

        Allstate continues to examine its expense structure for additional areas where costs may be reduced. The efficacy of these reduction efforts, however, is difficult to predict due to external factors that also impact the expense ratio. These external factors include items such as the stock market impact on pension and other benefit expenses and the extent of future guaranty fund assessments.

        Allstate has a non-domestic insurance entity in Canada. The underwriting results of the Canadian business are presented in the following table.

For the three months ended March 31, ($ in millions, except ratios)	2002	2001
Premiums written
Standard auto	$64	$63
Non-standard auto	25	23
Homeowners	12	12
Other	5	7

Total Canada	$106	$105

Premiums earned
Standard auto	$65	$58
Non-standard auto	27	22
Homeowners	15	14
Other	7	8

Total Canada	$114	$102

Loss ratio
Standard auto	100.0	93.4
Non-standard auto	45.5	66.3
Homeowners	84.7	95.3
Other	61.6	62.4
Total Canada loss ratio	82.8	85.4
Canada expense ratio	25.5	29.4

Canada combined ratio	108.3	114.8

        PP&C Catastrophe Losses are included in claims and claims expense, thus impacting both the underwriting results and loss ratios. For the first quarter of 2002, catastrophe losses totaled $110 million compared with $82 million for the same period in 2001. The level of catastrophe losses experienced in any period cannot be predicted and can be material to results of operations and financial position.

        The impact of catastrophe losses on the loss ratio is shown in the following table.

For the three months ended March 31,	2002	2001
Effect of catastrophe losses on loss ratio
Allstate brand:
Standard auto	0.5	—
Non-standard auto	0.1	—
Homeowners	8.3	7.0
Other	0.8	2.0
Total Allstate brand	2.0	1.5
Ivantage:
Standard auto	(0.3)	—
Non-standard auto	—	—
Homeowners	6.0	5.9
Other	—	3.4
Total Ivantage	1.3	1.7
Total PP&C	1.9	1.5

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

        While management believes the Company's catastrophe management initiatives have reduced the potential magnitude of possible future losses, the Company continues to be contingently responsible for assessments by the CEA and various Florida facilities, and to be exposed to catastrophes that may materially impact results of operations and financial position. For example, the Company's historical catastrophe experience includes losses relating to Hurricane Andrew in 1992 totaling $2.3 billion and the Northridge earthquake of 1994 totaling $2.0 billion. The next largest hurricane experienced by the Company was Hurricane Hugo in 1989 with losses totaling 11.2% of Hurricane Andrew's losses, and the next largest earthquake experienced by the Company was the San Francisco earthquake of 1989 with losses totaling 7.4% of the Northridge earthquake's losses.

        Since 1992, the aggregate impact of catastrophes on the Company's total loss ratio was 6.1 points. Excluding losses from Hurricane Andrew, California earthquakes and Hawaii hurricanes during that period, since the exposure for these catastrophes is now substantially covered by an industry reinsurance or insurance mechanism (i.e. CEA and various Florida facilities), the aggregate impact of all other catastrophes on the Company's total loss ratio was 3.7 points. Comparatively, the aggregate impact of catastrophes on the homeowners loss ratio over the last ten years, excluding losses from Hurricane Andrew, California earthquakes and Hawaii hurricanes during that period, was 16.6 points. The catastrophe impact on the homeowners loss ratio in jurisdictions deemed to have hurricane exposure (those jurisdictions bordering the eastern and gulf coasts) was 17.1 points, and in all other states the impact was 15.9 points over this ten-year period. Comparatively, during the first quarter of 2002, catastrophes in the states deemed to have hurricane exposure had an impact of 5.1 points on the homeowners loss ratio, while in all other states catastrophes had an impact of 11.2 points. The total catastrophe impact on the homeowners loss ratio was 7.7 points during the first quarter of 2002.

        Allstate continues to evaluate alternative business strategies to more effectively manage its exposure to catastrophe losses, including rate increases. In the first quarter of 2002, Allstate received approval for homeowners rate increases in 11 states deemed to have hurricane exposure and Washington D.C. with a weighted average rate increase in those jurisdictions of 18.2% on an annual basis. In addition, Allstate received approval for homeowners rate increases in 17 other states for a weighted average rate increase of 20.6% on an annual basis.

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

        Allstate continues to support the enactment of federal legislation that would reduce the impact of catastrophic events. Allstate cannot predict whether such legislation will be enacted or the effect on Allstate if it were enacted.

Discontinued Lines and Coverages

        Summarized underwriting results for the Discontinued Lines and Coverages segment are presented in the following table.

Three months ended March 31, ($ in millions)	2002	2001
Underwriting loss	$4	$4

        Discontinued Lines and Coverages represents business no longer written by Allstate and includes the results from environmental, asbestos and other mass tort exposures, and certain commercial and other businesses in run-off. Allstate has assigned management of this segment to a designated group of professionals with expertise in claims handling, policy coverage interpretation and exposure identification with respect to its discontinued businesses.

PROPERTY-LIABILITY INVESTMENT RESULTS

        Pretax net investment income decreased 14.4% in the first quarter of 2002 as compared to the same period of 2001 due to a decline in income from partnership interests and lower portfolio yields. During the first quarter of 2002, the Company sold approximately $1 billion of the Property-Liability equity securities portfolio. The proceeds were invested in fixed income securities.

        After-tax realized capital losses were $12 million in the first quarter of 2002 compared to after-tax realized capital gains of $17 million in the same period of 2001.

        The following table describes the factors driving the realized capital gains and losses results.

For the three months ended March 31, ($ in millions)	2002	2001
Investment write-downs	$(13)	$(15)
Portfolio trading	(2)	56
Valuation of derivative securities	3	(24)

Total realized capital gains and losses, after-tax	$(12)	$17

ALLSTATE FINANCIAL OPERATIONS

        Overview    Allstate Financial markets a diversified portfolio of retail and structured financial products to meet consumers' needs in the areas of protection, investment and retirement solutions.

        The retail products include term life, whole life, universal life, variable life, variable universal life and single premium life; annuities such as fixed annuities (including market value adjusted annuities and equity-indexed annuities), variable annuities and immediate annuities; other protection products such as accidental death, hospital indemnity, disability income, cancer, dental, long-term care and credit insurance; and banking products and services, such as certificates of deposit, insured money market and savings accounts, checking accounts, home mortgage services, cash management and trust services. Retail products are sold through a variety of distribution channels including exclusive Allstate agencies, financial services firms, independent agent broker/dealers including master brokerage agencies and direct marketing. Banking products are also sold directly by Allstate Bank through the Internet and a toll-free number.

        The structured financial products include funding agreements ("FAs") and guaranteed investment contracts ("GICs") sold to qualified investment buyers. Structured financial products are sold through specialized brokers, consultants and financial intermediaries. Structured financial products also include fixed annuity investment products such as single premium structured settlement annuities sold through brokers who specialize in settlement of injury and other liability cases, and other immediate annuities.

        Summarized financial data and key operating measures for Allstate Financial's operations are presented in the following table.

For the three months ended March 31, ($ in millions)	2002	2001
Statutory premiums and deposits	$2,710	$2,867

Investments	$47,863	$42,798
Separate Accounts assets	13,799	13,827

Investments, including Separate Accounts assets	$61,662	$56,625

GAAP premiums	$308	$294
Contract charges	230	215
Net investment income	743	732
Contract benefits	376	399
Credited interest	429	399
Operating costs and expenses	258	245
Amortization of goodwill	—	8
Restructuring charges	—	1
Income tax expense	75	62

Operating income(1)	143	127
Realized capital gains and losses, after-tax	(52)	(52)
Cumulative effect of change in accounting principle, after-tax	—	(6)

Net income	$91	$69

(1)
For a complete definition of operating income see the Allstate Financial operating income discussion beginning on page 28.

        Statutory Premiums and Deposits is a measure used by Allstate management to analyze sales trends. Statutory premiums and deposits includes premiums on insurance policies, and premiums and deposits on annuities, determined in conformity with statutory accounting practices prescribed or permitted by the insurance regulatory authorities of the states in which the Company's insurance subsidiaries are domiciled, and all other funds received from customers on deposit type products which are treated as liabilities. The statutory accounting practices differ in material aspects from GAAP.

        The following table summarizes statutory premiums and deposits by product line.

For the three months ended March 31, ($ in millions)	2002	2001
Life products
Interest-sensitive	$233	$218
Traditional	94	97
Other	142	150

Total life products	469	465
Investment products
Investment contracts
Fixed annuity	828	699
Structured financial products	806	890
Variable Separate Accounts	607	813

Total investment products	2,241	2,402

Total	$2,710	$2,867

        Total statutory premiums and deposits decreased 5.5% to $2.71 billion in the first quarter of 2002 from $2.87 billion in the first quarter of 2001. This decrease was due primarily to declines in Variable Separate Accounts sales and structured financial investment product sales. These declines were partly offset by increased sales of fixed annuities and interest-sensitive life products. The decline in Variable Separate Accounts sales is a reflection of the continuing overall decline in the variable annuity market caused by economic and market conditions during the quarter. Sales of structured financial products declined due to lower sales of funding agreements to special purpose entities ("SPEs") issuing medium-term notes, as compared to the relatively high level during the first quarter of 2001. Period to period fluctuations in sales of structured financial products, including funding agreements, are largely due to management's assessment of market opportunities.

        The following table summarizes statutory premiums and deposits by distribution channel.

For the three months ended March 31, ($ in millions)	2002	2001
Allstate agencies	$361	$253
Financial services firms	793	1,083
Specialized brokers	990	993
Independent agents	486	461
Direct Marketing	80	77

Total	$2,710	$2,867

        GAAP Premiums and Contract Charges represent premium generated from traditional life products and immediate annuities with life contingencies which have significant mortality or morbidity risk, and contract charges generated from interest-sensitive life products and investment contracts which classify deposits as contractholder funds. Contract charges are assessed against the contractholder account balance for maintenance, administration, cost of insurance and early surrender.

        The following table summarizes GAAP premiums and contract charges.

For the three months ended, March 31 ($ in millions)	2002	2001
Premiums
Traditional life	$99	$99
Immediate annuities with life contingencies	81	56
Other	128	139

Total premiums	$308	$294

Contract Charges
Interest-sensitive life	$154	$139
Variable Separate Accounts	53	56
Investment contracts	23	20

Total contract charges	$230	$215

        In the first quarter of 2002, total premiums increased 4.8% compared to the same period of 2001 due to increased sales of immediate annuities with life contingencies. Under GAAP accounting requirements, only those immediate annuities with life contingencies are recognized in premiums. Those without life contingencies, or period certain, are directly recorded as liabilities and generate contract charges. Market conditions and consumer preferences drive the mix of immediate annuities sold with or without life contingencies.

        Total contract charges increased 7.0% during the first quarter of 2002 compared to the same period in 2001 due to net new deposits, partly offset by declines in account balances due to market conditions. Contract charges on Variable Separate Accounts products are generally calculated as a percentage of each account value and therefore are impacted by market volatility.

        The following table summarizes GAAP premiums and contract charges by distribution channel.

For the three months ended, March 31 ($ in millions)	2002	2001
Premiums
Allstate agencies	$52	$54
Specialized brokers	80	56
Independent agents	92	82
Direct marketing	84	102

Total premiums	$308	$294

Contract Charges
Allstate agencies	$92	$85
Financial services firms	49	52
Specialized brokers	7	6
Independent agents	82	72

Total contract charges	$230	$215

        Operating income is a measure used by Allstate management to evaluate the profitability of each segment. Operating income is defined as income before the cumulative effect of changes in accounting principle, after-tax, excluding the after-tax effects of realized capital gains and losses. In this management measure, the effects of realized capital gains and losses and certain other items have been excluded due to the volatility between periods and because such data is often excluded when evaluating the overall financial performance and profitability of insurers. These operating results should not be considered as a substitute for any GAAP measure of performance. A reconciliation of operating income to net income is provided in the table on page 26. Allstate's method of calculating operating income may be different from the method used by other companies and therefore comparability may be limited.

For the three months ended, March 31 ($ in millions)	2002	2001
Investment margin	$227	$216
Mortality margin	149	128
Maintenance charges	83	80
Surrender charges	17	19
Costs and expenses	258	245
Amortization of goodwill	—	8
Restructuring and related charges	—	1
Income tax expense on operations	75	62

Operating income	$143	$127

        The following table summarizes operating income by product group.

For the three months ended, March 31 ($ in millions)	2002	2001
Retail products	$114	$103
Structured financial products	29	24

Operating income	$143	$127

        In the first quarter of 2002, operating income increased 12.6% over the first quarter of 2001 due primarily to increases in the mortality margin and a change in accounting policy to eliminate the amortization of goodwill.

        Investment margin, which represents the excess of investment income earned over interest credited to policyholders and contractholders and interest expense, increased 5.1% during the first quarter of 2002 compared to the same period of 2001. The increase is a result of a 13.6% growth in invested assets compared to the first quarter of 2001. The growth in invested assets reflects the net growth in in-force business during the year from new sales, less contract benefits and surrenders and withdrawals. In late 2001 and the first quarter of 2002, management reduced crediting rates on some products to reflect the general decline in invested asset yields due to economic and market conditions. The differences between average investment yields and interest-crediting rates were comparable by product in the first quarter of 2002 and the prior year first quarter. However, a change in product mix to products with lower investment margins, such as FAs, is expected to produce slower investment margin growth compared to invested asset growth in the future.

        Investment margin from retail products was $175 million in the first quarter of 2002 compared to $181 million in the first quarter of 2001. Investment margin from structured financial products was $52 million in the first quarter of 2002 compared to $35 million in the first quarter of 2001.

        Mortality margin, which represents premiums and cost of insurance charges in excess of related policy benefits, increased 16.4% during the first quarter of 2002 compared to the same period of 2001 due to revenue growth from new business, partly offset by higher average death benefits compared to the prior year. The first quarter 2002 mortality margin also benefited from lower death benefits on Variable Separate Accounts contracts. Mortality and morbidity loss experience can cause benefit payments to fluctuate from period to period while underwriting and pricing guidelines are based on a long-term view of the trends in mortality and morbidity, therefore significant period to period fluctuations in mortality margin would not be unexpected.

        Mortality margin for retail products was $148 million in the first quarter of 2002 compared to $123 million in the first quarter of 2001. Mortality margin for structured financial products was $1 million in the first quarter of 2002 compared to $5 million in the first quarter of 2001.

        Costs and expenses increased 5.3% during the first quarter of 2002 compared to the same period of 2001 due to higher deferred policy acquisition cost ("DAC") amortization, partly offset by lower distribution expenses incurred on growth initiatives and back office operations. Non-deferred costs and expenses were $150 million in the first quarter of 2002 compared to $159 million in the same period of 2001.

        Costs and expenses for retail products were $243 million for the first quarter of 2002 compared to $235 million in the first quarter of 2001. Costs and expenses for structured financial products were $15 million in the first quarter of 2002 compared to $10 million in the first quarter of 2001.

ALLSTATE FINANCIAL INVESTMENT RESULTS

        Pretax net investment income increased 1.5% in the first quarter of 2002 compared to the same period in 2001. The increase was due to increased Allstate Financial investment balances, partially offset by lower portfolio yields. The Allstate Financial investment balances, excluding assets invested in Separate Accounts and unrealized capital gains on fixed income securities, increased 13.6%.

        After-tax realized capital losses were $52 million in the first quarter of 2002, consistent with the first quarter of 2001. After-tax realized capital gains and losses are presented net of the effects of DAC amortization and additional future policy benefits to the extent that such effects resulted from the recognition of realized capital gains and losses.

        The following table describes the factors driving the after-tax realized capital gains and losses results.

For the three months ended March 31, ($ in millions)	2002	2001
Investment write-downs	$(17)	$(21)
Portfolio trading	(33)	3
Valuation of derivative securities	(6)	(34)

Subtotal	$(56)	$(52)
Reclassification of amortization of DAC	4	—

Realized capital gains and losses, after-tax	$(52)	$(52)

INVESTMENTS

        The composition of the Company's investment portfolio at March 31, 2002, is presented in the following table.

	Property-Liability		Allstate Financial		Corporate and Other		Total
($ in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities(1)	$27,413	83.3%	$39,631	82.8%	$1,221	85.6%	$68,265	83.0%
Equity securities	4,031	12.2	223	0.4	22	1.5	4,276	5.2
Mortgage loans	87	0.3	5,541	11.6	—	—	5,628	6.8
Short-term	1,376	4.2	1,188	2.5	184	12.9	2,748	3.3
Other	14	—	1,280	2.7	—	—	1,294	1.7

Total	$32,921	100.0%	$47,863	100.0%	$1,427	100.0%	$82,211	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost for these securities was $26.79 billion, $38.31 billion and $1.19 billion for Property-Liability, Allstate Financial, and Corporate and Other, respectively.

        Total investments increased to $82.21 billion at March 31, 2002 from $79.88 billion at December 31, 2001.

        Property-Liability investments were $32.92 billion at March 31, 2002 compared to $32.45 billion at December 31, 2001, primarily attributable to amounts invested from positive cash flows generated from operations, partially offset by decreased unrealized capital gains on fixed income and equity securities.

        Allstate Financial investments were $47.86 billion at March 31, 2001 compared to $46.07 billion at December 31, 2001. The increases in investments were primarily attributable to amounts invested from positive cash flows generated from operations, partially offset by decreased unrealized capital gains on fixed income securities.

        Approximately 93.8% of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

        Allstate closely monitors its fixed income securities portfolio for declines in value that are other than temporary. Securities are placed on non-accrual status when they are in default or when the receipt of interest payments is in doubt.

        Allstate monitors the quality of its fixed income portfolio, in part, by categorizing certain investments as problem, restructured or potential problem. Problem fixed income securities are securities in default with respect to principal and/or interest and/or securities issued by companies that have gone into bankruptcy subsequent to Allstate's acquisition of the security. Restructured fixed income securities have modified terms and conditions that were not at current market rates or terms at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, management has serious concerns regarding the borrower's ability to pay future interest and principal, which causes management to believe these securities may be classified as problem or restructured in the future. Provisions for losses are recognized for declines in the value of fixed income securities that are deemed other than temporary. Such write-downs are included in realized capital gains and losses.

        The following table summarizes problem, restructured and potential problem fixed income securities at March 31, 2002 and 2001.

	2002			2001
($ in millions)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$192	$197	0.3%	$126	$115	0.2%
Restructured	42	34	0.1	—	—	—
Potential problem	228	228	0.3	213	206	0.3

Total net carrying value	$462	$459	0.7%	$339	$321	0.5%

Cumulative write-downs recognized	$196			$43

        While the Company has a larger balance of securities categorized as problem, restructured or potential problem in 2002 compared to 2001, primarily due to economic and market conditions during the year, the total amount of securities in these categories remains a relatively low percentage of the total fixed income securities portfolio.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholders' equity, mandatorily redeemable preferred securities and debt, representing funds deployed or available to be deployed to support business operations. The following table summarizes Allstate's capital resources.

($ in millions)	March 31, 2002	December 31, 2001
Common stock and retained earnings	$15,741	$15,533
Accumulated other comprehensive income	1,477	1,663

Total shareholders' equity	17,218	17,196
Mandatorily redeemable preferred securities	200	200
Debt	4,110	3,921

Total capital resources	$21,528	$21,317

Ratio of debt to total capital resources(1)	19.6%	18.9%

(1)
When analyzing the Company's ratio of debt to total capital resources, various formulas are used. In this presentation, debt includes 50% of the mandatorily redeemable preferred securities.

        Shareholders' equity increased $22 million in the first quarter of 2002 when compared to year-end 2001, as net income was partially offset by decreased unrealized capital gains, dividends paid to shareholders and share repurchases. During the first quarter of 2002, the Company acquired 2.4 million shares of its stock at a cost of $85 million as part of the current stock repurchase program. This program was 27.8% complete at March 31, 2002.

        Debt increased compared to December 31, 2001 due to increased long-term borrowings outstanding. In February 2002, the Company issued $350 million of 6.125% Senior Notes due in 2012, utilizing the registration statement filed with the Securities and Exchange Commission ("SEC") in June 2000. The proceeds of this issuance were used for general corporate purposes.

        Financial Ratings and Strength    The Company's and its major subsidiaries' debt, commercial paper and financial strength ratings are influenced by many factors including the amount of financial leverage (i.e. debt) and exposure to risks, such as catastrophes, as well as the current level of operating leverage.

        In February 2002, Standard & Poor's affirmed its December 31, 2001 ratings. Standard & Poor's further provided an affirmation of its "stable" outlook of The Allstate Corporation and Allstate Insurance Company ("AIC"), but revised its outlook for Allstate Life Insurance Company ("ALIC") and its rated subsidiaries and affiliates to "negative" from "stable." This revision is part of an ongoing life insurance industry review recently initiated by Standard & Poor's. Moody's and A.M. Best reaffirmed all of AIC, ALIC and The Allstate Corporation's ratings and outlooks.

        Liquidity    The Allstate Corporation is a holding company whose principal subsidiaries include AIC, American Heritage Life and Kennett Capital. The Allstate Corporation, Property-Liability and Allstate Financial's principal sources of funds include the following activities.

        Property-liability insurance premiums
        Allstate Financial statutory premiums and deposits
        Reinsurance recoveries
        Receipts of principal, interest and dividends on investments
        Sales of investments
        Funds from investment repurchase agreements, securities lending, dollar roll, commercial paper and lines of credit agreements
        Inter-company loans
        Dividends from subsidiaries
        Funds from periodic issuance of additional securities
        Funds from the settlement of the Company's benefit plans

        The Allstate Corporation, Property-Liability and Allstate Financial's principal uses of funds include the following activities.

        Payment of claims and related expenses
        Payment of contract benefits, maturities, surrenders and withdrawals
        Reinsurance cessions and payments
        Operating costs and expenses
        Purchase of investments
        Repayment of investment repurchase agreements, securities lending, dollar roll, commercial paper and lines of credit agreements
        Payment or repayment of inter-company loans
        Dividends to shareholders
        Share repurchases
        Debt service expenses and repayment
        Settlement payments of the Company's benefit plans

        The following table summarizes consolidated cash flow activities by business segment.

($ in millions)	Property- Liability	Allstate Financial	Corporate and Other	Consolidated
Cash flow provided by (used in):
Operating activities	$371	$548	$172	$1,091
Investing activities	(430)	(1,577)	(143)	(2,150)
Financing activities	58	1,131	(58)	1,131

Net increase (decrease) in consolidated cash				$72

        The Company's operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet the liquidity requirements of the Company. The Corporate and Other segment also includes $1.23 billion of investments held by the Company's subsidiary, Kennett Capital.

        The payment of dividends by AIC is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. In the twelve-month period beginning March 31, 2001, AIC paid dividends of $818 million. Based on the greater of 2001 statutory net income or 10% of statutory surplus, the maximum amount of dividends AIC is able to pay without prior Illinois Department of Insurance approval at a given point in time is $1.38 billion, less dividends paid during the preceding twelve months measured at that point in time. Notification and approval of inter-company lending activities is also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.

        A portion of Allstate Financial's diversified product portfolio, primarily fixed annuity and interest-sensitive life insurance products, is subject to discretionary surrender and withdrawal by contractholders. Total surrender and withdrawal amounts for Allstate Financial were $681 million and $835 million in the first quarter of 2002 and 2001, respectively. As Allstate Financial's interest-sensitive life policies and annuity contracts in force grow and age, the dollar amount of surrenders and withdrawals could increase. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated.

        The Company has access to additional borrowing to support liquidity as follows:

  •
  Allstate has a commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of March 31, 2002, the remaining borrowing capacity under the commercial paper program was $863 million, however the outstanding balance fluctuates daily.
  •
  During 2001, Allstate replaced its primary credit facility and currently maintains three credit facilities totaling $1.20 billion as a potential source of funds to meet short-term liquidity requirements: a $575 million five-year revolving line of credit expiring in 2006, a $575 million 364-day revolving line of credit expiring in the second quarter of 2002 and a $50 million one-year revolving line of credit expiring in the third quarter of 2002. The rights to borrow on the five-year and 364-day lines of credit are subject to requirements that are customary for facilities of this size, type and purpose. For example, the Company's ratio of total debt to total capital (as defined in the agreements) cannot exceed a designated level. This requirement is currently being met and management expects to continue to meet it in the future. There were no borrowings under any of these lines of credit during the first quarter of 2002. The total amount outstanding at any point in time under the combination of the commercial paper program and the three credit facilities is limited to $1.20 billion.

  •
  The Company has the right to issue up to an additional $1.45 billion of debt securities, preferred stock, trust preferred securities or debt warrants utilizing the shelf registration statement filed with the SEC in June 2000.

        The Company's use of off-balance sheet arrangements is limited to two SPEs used to hold assets under the management of Allstate Investment Management Company on behalf of unrelated third party investors, one synthetic lease SPE used to acquire a headquarters office building and 38 Sterling Collision centers, and another to issue global medium-term notes ("GMTNs") to institutional investors. Management of the Company has not invested in any of these SPEs.

  •
  At March 31, 2002, the investment management SPEs had assets of $723 million and liabilities of $701 million. In addition, unrelated third parties made initial equity investments of approximately $32 million in the SPEs.
  •
  At March 31, 2002, the synthetic lease SPE established to acquire the headquarters office building and 38 Sterling Collision centers had assets and liabilities of $65 million and $63 million, respectively, and $2 million of unrelated third party equity. This arrangement was structured to finance the acquisition of $160 million of properties when fully utilized.
  •
  At March 31, 2002, the SPE used to issue GMTNs had assets of $2.27 billion and liabilities of $2.20 billion, in excess of $68 million of unrelated third party equity. The funding agreements issued by ALIC to the SPE are reported on the balance sheet as a component of contractholder funds.

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

  •
  The Company is taking various expense-savings steps including initiatives to realign claim offices to fewer and larger office locations and to redesign the Customer Information Centers and other back-office operations. The Company estimates that the annual expense savings from these programs will be $140 million on a pre-tax basis. However, these savings will not be fully realized until 2004 and they are dependent on the adequacy and timing of actions taken to eliminate targeted employee positions and consolidate operations and facilities. Moreover, the efficacy of the Company's expense saving initiatives is difficult to predict due to external factors such as the stock market impact on pension and other benefit expenses and the extent of future guaranty fund assessments.
  •
  In connection with the realignment of claim offices to fewer and larger office locations, a significant number of claims employees may be transferring from one office location to another. In addition, a significant number of them may have to learn new responsibilities. Although the Company has taken action to mitigate the risk of these disruptions, they may lead to an increase in the number of pending claims, to a decrease in the effectiveness of internal control programs in the claim settlement process and to a decrease in the effectiveness of severity management programs.
  •
  For its auto insurance business, Allstate is pursuing programs to address adverse profitability trends. These programs include additional down payment requirements, new underwriting criteria, rate increases, non-renewal of policies where permitted and other administrative changes. Although these programs are designed to improve profitability, Allstate expects them to have an adverse impact on written premium growth.
  •
  For its homeowners insurance business, Allstate is pursuing programs to address adverse profitability trends, particularly increased severity trends. These programs include market or state-specific product design changes, underwriting and rating changes, discontinuation of specific coverages, specific policy language that limits exposure to mold claims and loss management initiatives. Although these programs are designed to improve profitability, they may have an adverse impact on written premium growth, particularly as Allstate increases prices. Additionally, improvement in profitability may be mitigated to the extent that Allstate continues to face water losses, and mold damage stemming from those losses, on current policies and coverages that remain in force.
  •
  The insurance business is subject to extensive regulation, particularly at the state level. Many of these restrictions affect Allstate's ability to operate and grow its businesses in a profitable manner. In particular, the PP&C segment's implementation of SRM for its private passenger auto business is subject to state regulatory review processes.
  •
  The Company believes that the risk factors and tier-based pricing and underwriting approach used in SRM will allow it to be more competitive and operate more profitably. However, the Company is not able to implement SRM in its optimal form in every state due to market constraints and the regulatory approval process. Moreover, it is possible that the SRM underwriting factors or pricing model do not accurately anticipate the level of loss costs that the Company will ultimately incur as a result of the mix of new business generated through the use of these strategies. In addition, it is possible that the underwriting factors or pricing model do not accurately reflect the level of loss costs attributable to high lifetime value customers.
  •
  In recent years, the competitive pricing environment for private passenger auto insurance put pressure on the PP&C segment's premium growth and profit margins and, because Allstate's PP&C segment's loss ratio compares favorably to the industry, state regulatory authorities may resist our efforts to raise rates. In addition, because of other factors such as SRM, the rate increases that have been approved during 2001 and 2002 may not necessarily result in net average premium in Allstate's PP&C segment for 2002 that is equal to or greater than net average premium for 2001 or that is consistent with the weighted average rate changes that the Company has disclosed.
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
  •
  Certain states have laws that require an insurer conducting business in that state to participate in mandatory pools or offer coverage to all consumers, often restricting an insurer's ability to charge an adequate price. In these markets, the Company or its subsidiaries may be compelled to underwrite significantly more business at an inadequate price, leading to an unacceptable return on the Company's capital. Additionally, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. Such funds periodically assess such losses to all insurance companies doing business in the state. These assessments may be material to Allstate's financial results.
  •
  Weather conditions including the frequency and severity of tornadoes, hailstorms, hurricanes, tropical storms, high winds, and winter storms affect the frequency and severity of claims in the property lines of insurance. Changing driving patterns affect the frequency and severity of claims in the private passenger auto insurance business.
  •
  Changes in the severity of claims have an impact on the profitability of Allstate's business. Changes in bodily injury claim severity are driven primarily by inflation in the medical sector of the economy. Changes in auto physical damage claim severity are driven primarily by inflation in auto repair costs, auto parts prices and used car prices. Changes in loss costs for homeowners insurance policies are driven by inflation in the construction industry, in building materials and in home furnishings and other economic and environmental factors. However, changes in the level of the severity of claims paid by the Company do not necessarily match or track changes in the rate of inflation in these various sectors of the economy.
  •
  The Company is currently pursuing various loss management initiatives in PP&C that are expected to mitigate future increases in claim severity. However, these initiatives may not offset impacts of increased severity, which can emerge from unexpected issues and which are inherently difficult to predict. Examples of such issues are a recent decision by the Georgia Supreme Court interpreting diminished value coverage under Georgia law, and the emergence of mold-related homeowners coverage in various states such as Texas.
  •
  Allstate has experienced, and expects to continue to experience, catastrophe losses due to both natural events and certain events that are not acts of nature. While management believes that our natural event catastrophe management initiatives have reduced the potential magnitude of possible future losses, Allstate continues to be exposed to catastrophes that could have a material adverse impact on results of operations or financial position. Catastrophic events in the future may indicate that the techniques and data used to predict the probability of catastrophes and the extent of the resulting losses are inaccurate. The Company also continues to be exposed to assessments from the CEA and various Florida state-created catastrophe loss management facilities, and to losses that could surpass the capitalization of these facilities.
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
  •
  In December 2001, the NAIC announced that it reached an agreement regarding the wording of insurance policy exclusions for acts of terrorism for commercial lines. In January 2002, the NAIC issued the following statement, "It is the sense of NAIC membership that terrorism exclusions are generally not necessary in personal lines property and casualty products to maintain a competitive market, and they may violate state law. However we recognize that state laws vary in their authority and discretion. Further, there may be unique company circumstances that need to be considered in individual cases. We expect these cases to be limited." In addition, several states have announced that they will not approve terrorism exclusions for personal and/or commercial lines of property and casualty insurance. Currently, Allstate is examining the potential exposure, if any, of its insurance operations from acts of terrorism. Allstate is also examining how best to address this exposure, if any, considering the interests of policyholders, shareholders, the lending community, regulators and others. Allstate Financial does not have exclusions for terrorist events included in its life insurance policies. In the event that a terrorist act occurs, both Allstate's PP&C segment and Allstate Financial segment may be adversely impacted, depending on the nature of the event. With respect to the Company's investment portfolio, in the event that commercial insurance coverage for terrorism becomes unavailable or very expensive, there could be significant adverse impacts on some portion of the Company's portfolio, particularly in sectors such as airlines and real estate. For example, commercial mortgages or certain debt obligations might be adversely affected due to the inability to obtain coverage to restore the related real estate or other property, thereby creating the potential for increased default risk.
  •
  Changes in market interest rates can have adverse effects on Allstate's investment portfolio, investment income, product sales, results of operations and retention of existing business. Increasing market interest rates have an adverse impact on the value of the investment portfolio, for example, by decreasing unrealized capital gains on fixed income securities. Declining market interest rates could have an adverse impact on Allstate's investment income as Allstate reinvests proceeds from positive cash flows from operations and from maturing and called investments into new investments that could be yielding less than the portfolio's average rate. Changes in interest rates could also reduce the profitability of the Allstate Financial segment's spread-based products, particularly fixed annuities and structured financial products, as the difference between the amount that Allstate Financial is required to pay on such products and the rate of return earned on the general account investments could be reduced. Changes in market interest rates as compared to rates offered on some of the Allstate Financial segment's products could make those products less attractive if competitive investment margins are not maintained, leading to lower sales and/or changes in the level of surrenders and withdrawals on these products. Additionally, unanticipated surrenders could cause acceleration of amortization of DAC and thereby increase expenses and reduce current period profitability. The Company seeks to limit its exposure to this risk on Allstate Financial's products by offering a diverse group of products, periodically reviewing and revising crediting rates and providing for surrender charges in the event of early withdrawal.
  •
  The impact of decreasing Separate Accounts balances resulting from volatile market conditions, underlying fund performance and sales management performance could cause contract charges realized by the Allstate Financial segment to decrease and lead to an increase of the exposure of Allstate Financial to pay guaranteed minimum income and death benefits.
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
  •
  Allstate Financial amortizes DAC related to contractholder funds in proportion to gross profits over the estimated lives of the contract periods. Periodically, Allstate Financial updates the assumptions underlying the gross profits, which include estimated future fees, investment margins and expenses, in order to reflect actual experience. Updates to these assumptions result in adjustments to the cumulative amortization of DAC. These adjustments may have a material effect on the results of operations.

  •
  It is possible that the assumptions and projections used by Allstate Financial in establishing prices for the guaranteed minimum death benefits and guaranteed minimum income benefits on variable annuities, particularly assumptions and projections about investment performance, do not accurately anticipate the level of costs that Allstate Financial will ultimately incur in providing those benefits.
  •
  Management believes the reserves for life-contingent contract benefits are adequate to cover ultimate policy benefits, despite the underlying risks and uncertainties associated with their determination when payments will not be made until well into the future. Reserves are based on many assumptions and estimates, including estimated premiums to be received over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of contract benefits to be paid and the investment returns on the assets purchased with the premiums received. The Company periodically reviews and revises its estimates. If future experience differs from assumptions, it may have a material impact on results of operations.
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
  •
  Allstate Financial distributes some of its products under agreements with other members of the financial services industry that are not affiliated with Allstate. Termination of one or more of these agreements due to, for example, changes in control of any of these entities, could have a detrimental effect on the segment's sales. This risk may be exacerbated due to the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminated many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.
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
  •
  While positive operating cash flows are expected to continue to meet Allstate's liquidity requirements, Allstate's liquidity could be constrained by a catastrophe which results in extraordinary losses, a downgrade of the Company's current long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/B, or a downgrade in ALIC's financial strength rating from Aa2, AA+ and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-.
  •
  The events of September 11 and the resulting disruption in the financial markets revealed weaknesses in the physical and operational infrastructure that underlies the U.S. and worldwide financial systems. Those weaknesses did not impair Allstate's liquidity in the wake of September 11. However, if an event of similar or greater magnitude occurred in the future and if the weaknesses in the physical and operational infrastructure of the U.S. and worldwide financial systems are not remedied, Allstate could encounter significant difficulties in transferring funds, buying and selling securities and engaging in other financial transactions that support its liquidity.
  •
  Allstate is a holding company with no significant business operations of its own. Consequently, to a large extent, its ability to pay dividends and meet its debt payment obligations is dependent on dividends from its subsidiaries, primarily AIC.
  •
  Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A multiple level downgrade, while not expected, could have a material adverse effect on Allstate's sales, including the competitiveness of Allstate's product offerings, its ability to market products, and its financial condition and results of operations.

  •
  State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures generally require Allstate's subsidiaries to maintain financial strength ratings. These restrictions affect Allstate's ability to pay shareholder dividends and use its capital in other ways.
  •
  Allstate has four off-balance sheet SPE's that meet the non-consolidation requirements in existing GAAP. If GAAP accounting requirements were to change retroactively, necessitating the consolidation of the off-balance sheet SPE's, the Company's debt-to-capital ratio would be negatively impacted. At December 31, 2001, this would not have affected the Company's compliance with any existing debt covenants.
  •
  A portion of the unrealized capital gains or losses included as a component of shareholders' equity relating to non-exchange traded marketable investment securities accounted for at fair value is internally developed using widely accepted valuation models and independent third party data as model inputs. A decrease in these values would negatively impact the Company's debt-to-capital ratio.
  •
  Changes in the fair value of certain non-exchange traded derivative contracts where fair value is internally developed using widely accepted valuation models and independent third party data as model inputs are included in operating income, net income or as a component of shareholders' equity. A decrease in the fair value of these non-exchange traded derivative contracts would negatively impact the Company's operating income, net income, shareholders' equity, assets, liabilities and debt-to-capital ratio.
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
  •
  The Gramm-Leach-Bliley Act of 1999 permits mergers that combine commercial banks, insurers and securities firms under one holding company. Until passage of the Gramm-Leach-Bliley Act, the Glass Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurers. With the passage of the Gramm-Leach-Bliley Act, bank holding companies may acquire insurers and insurance holding companies may acquire banks. In addition grand-fathered unitary thrift holding companies, including The Allstate Corporation, may engage in activities that are not financial in nature. The ability of banks to affiliate with insurers may materially adversely affect all of Allstate's product lines by substantially increasing the number, size and financial strength of potential competitors.
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
  •
  In some states mutual insurance companies can convert to a hybrid structure known as a mutual holding company. This process converts insurance companies owned by their policyholders to stock insurance companies owned (through one or more intermediate holding companies) partially by their policyholders and partially by stockholders. Also some states permit the conversion of mutual insurance companies into stock insurance companies ("demutualization"). The ability of mutual insurance companies to convert to mutual holding companies or to demutualize may materially adversely affect all of our product lines by substantially increasing competition for capital in the financial services industry.

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings

        The discussion "Regulation and Legal Proceedings" in Part I, Item 1, Note 6 of this Form 10-Q is incorporated herein by reference. That discussion updates the discussion "Regulation and Legal Proceedings" beginning on page C-47 of Allstate's Notice of Annual Meeting and Proxy Statement dated March 25, 2002.

        Item 6. Exhibits and Reports on Form 8-K

    (a)
    Exhibits

      An Exhibit Index has been filed as part of this report on page E-1.

    (b)
    Reports on Form 8-K.

      Registrant filed a Current Report on Form 8-K on January 3, 2002 (Items 5 and 7).
      Registrant filed a Current Report on Form 8-K on January 18, 2002 (Items 5 and 7).
      Registrant filed a Current Report on Form 8-K on February 11, 2002 (Items 5 and 7).
      Registrant filed a Current Report on Form 8-K on February 19, 2002 (Items 5 and 7).

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation (Registrant)
May 9, 2002	By	/s/ SAMUEL H. PILCH Samuel H. Pilch, Controller (Principal Accounting Officer and duly authorized Officer of Registrant)

Exhibit No.	Description
4	Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.
10.1	Form of The Allstate Corporation 2001 Equity Incentive Plan Option Award Agreement
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 9, 2002, concerning unaudited interim financial information.

E-1