Form 10-Q
period 2002-06-30
ALLSTATE CORP
filed 2002-08-13
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

(847) 402-5000
(Registrant's telephone number, including area code)

        Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of July 31, 2002, the Registrant had 705,639,818 Common Shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Revenues
Property-liability insurance premiums earned	$5,803	$5,503	$11,507	$10,956
Life and annuity premiums and contract charges	582	576	1,120	1,085
Net investment income	1,223	1,195	2,382	2,415
Realized capital gains and losses	(153)	(71)	(256)	(122)

	7,455	7,203	14,753	14,334
Costs and expenses
Property-liability insurance claims and claims expense	4,493	4,549	8,862	8,619
Life and annuity contract benefits	449	419	825	818
Interest credited to contractholder funds	423	459	852	858
Amortization of deferred policy acquisition costs	926	856	1,811	1,703
Operating costs and expenses	658	685	1,298	1,344
Amortization of goodwill	—	13	—	26
Restructuring and related charges	35	4	55	12
Interest expense	68	61	137	123

	7,052	7,046	13,840	13,503
Gain (loss) on disposition of operations	—	(10)	7	(10)

Income from operations before income tax expense (benefit), dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	403	147	920	821
Income tax expense (benefit)	57	(30)	145	125

Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	346	177	775	696
Dividends on preferred securities of subsidiary trusts	(2)	(9)	(5)	(19)
Cumulative effect of change in accounting principle, after-tax	—	—	(331)	(9)

Net income	$344	$168	$439	$668

Earnings per share:
Net income per share—basic	$0.48	$0.23	$0.62	$0.92

Weighted average shares—basic	708.7	724.6	710.2	725.6

Net income per share—diluted	$0.48	$0.23	$0.62	$0.91

Weighted average shares—diluted	712.1	728.5	712.9	729.4

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in millions, except par value data)	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $69,256 and $63,295)	$72,226	$65,720
Equity securities, at fair value (cost $3,405 and $4,385)	3,953	5,245
Mortgage loans	5,778	5,710
Short-term	3,466	1,908
Other	1,393	1,293

Total investments	86,816	79,876
Cash	299	263
Premium installment receivables, net	4,076	3,976
Deferred policy acquisition costs	4,507	4,421
Reinsurance recoverables, net	2,751	2,698
Accrued investment income	990	883
Property and equipment, net	970	984
Goodwill	926	1,284
Other assets	1,237	1,203
Separate Accounts	12,655	13,587

Total assets	$115,227	$109,175

Liabilities
Reserve for property-liability insurance claims and claims expense	$16,560	$16,500
Reserve for life-contingent contract benefits	9,334	9,134
Contractholder funds	37,323	33,560
Unearned premiums	8,225	7,961
Claim payments outstanding	847	811
Other liabilities and accrued expenses	8,428	6,168
Deferred income taxes	215	137
Short-term debt	266	227
Long-term debt	3,957	3,694
Separate Accounts	12,655	13,587

Total liabilities	97,810	91,779

Commitments and Contingent Liabilities (Notes 4 and 6)
Mandatorily Redeemable Preferred Securities of Subsidiary Trust	200	200
Shareholders' equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2 billion shares authorized and 900 million issued, 707 million and 712 million shares outstanding	9	9
Additional capital paid-in	2,595	2,599
Retained income	19,185	19,044
Deferred compensation expense	(194)	(193)
Treasury stock, at cost (193 million and 188 million shares)	(6,129)	(5,926)
Accumulated other comprehensive income:
Unrealized net capital gains and net gains on derivative financial instruments	1,870	1,789
Unrealized foreign currency translation adjustments	(36)	(43)
Minimum pension liability adjustment	(83)	(83)

Total accumulated other comprehensive income	1,751	1,663

Total shareholders' equity	17,217	17,196

Total liabilities and shareholders' equity	$115,227	$109,175

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in millions)	2002	2001
	(Unaudited)
Cash flows from operating activities
Net income	$439	$668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(30)	(57)
Realized capital gains and losses	256	122
Cumulative effect of change in accounting principle	331	9
Interest credited to contractholder funds	852	824
Changes in:
Policy benefits and other insurance reserves	21	(239)
Unearned premiums	264	197
Deferred policy acquisition costs	(144)	(177)
Premium installment receivables, net	(100)	(169)
Reinsurance recoverables, net	(57)	(103)
Income taxes payable	313	(220)
Other operating assets and liabilities	(186)	(102)

Net cash provided by operating activities	1,959	753

Cash flows from investing activities
Proceeds from sales
Fixed income securities	9,781	12,380
Equity securities	2,286	2,457
Investment collections
Fixed income securities	2,472	1,980
Mortgage loans	301	197
Investment purchases
Fixed income securities	(17,552)	(15,636)
Equity securities	(1,373)	(2,641)
Mortgage loans	(348)	(702)
Change in short-term investments, net	(13)	(175)
Change in other investments, net	(134)	28
Purchases of property and equipment, net	(95)	(80)

Net cash used in investing activities	(4,675)	(2,192)

Cash flows from financing activities
Change in short-term debt, net	38	30
Proceeds from issuance of long-term debt	350	—
Repayment of long-term debt	(87)	(3)
Contractholder fund deposits	4,911	4,327
Contractholder fund withdrawals	(1,967)	(2,446)
Dividends paid	(285)	(262)
Treasury stock purchases	(242)	(304)
Other	34	79

Net cash provided by financing activities	2,752	1,421

Net increase (decrease) in cash	36	(18)
Cash at beginning of period	263	222

Cash at end of period	$299	$204

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

        The condensed consolidated financial statements and notes as of June 30, 2002, and for the three-month and six-month periods ended June 30, 2002 and 2001 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Appendix C of the Notice of Annual Meeting and Proxy Statement dated March 25, 2002. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

        To conform to the 2002 and year-end 2001 presentation, certain amounts in the prior year's condensed consolidated financial statements have been reclassified. Non-cash transactions of $302 million have been excluded from prior period investment purchases and sales on the Condensed Consolidated Statements of Cash Flows to conform to current period presentation.

        Non-cash investment exchanges, primarily refinancings of fixed income securities and mergers completed with equity securities, totaled $112 million and $159 million for the six months ended June 30, 2002 and 2001, respectively.

New accounting standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and other Intangible Assets", which eliminates the requirement to amortize goodwill, and requires that goodwill and separately identified intangible assets with indefinite lives be evaluated for impairment on an annual basis (or more frequently if impairment indicators arise) on a fair value basis. The Company adopted SFAS No. 142 effective January 1, 2002, and as a result, the Company's 2001 results do not reflect the impact of the non-amortization provisions of SFAS No. 142. Had Allstate adopted the non-amortization provisions on January 1, 2001, Net income and the related basic and diluted per share amounts would have been as follows:

	Three months ended June 30, 2001			Six months ended June 30, 2001
		Net income per share			Net income per share
(in millions, except per share data)	Net income	Basic	Diluted	Net income	Basic	Diluted
As reported in the prior year	$168	$0.23	$0.23	$668	$0.92	$0.91
Add: goodwill amortization, after-tax	12	0.02	0.02	24	0.03	0.03

Adjusted to include the impact of the non-amortization provisions of SFAS No. 142	$180	$0.25	$0.25	$692	$0.95	$0.94

        Had Allstate adopted the non-amortization provisions on January 1, 2001, Income before dividends on preferred securities and cumulative effect of change in accounting principles ("Income from operations") and the related basic and diluted per share amounts would have been as follows:

	Three months ended June 30, 2001			Six months ended June 30, 2001
		Income from operations per share			Income from operations per share
	Income from operations			Income from operations
(in millions, except per share data)		Basic	Diluted		Basic	Diluted
As reported in the prior year	$177	$0.24	$0.24	$696	$0.96	$0.95
Add: goodwill amortization, after-tax	12	0.02	0.02	24	0.03	0.03

Adjusted to include the impact of the non-amortization provisions of SFAS No. 142	$189	$0.26	$0.26	$720	$0.99	$0.98

        During the second quarter of 2002, the Company completed its initial goodwill impairment test and recorded a $331 million after-tax impairment charge. The impairment was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. The impairment relates to goodwill arising from the Company's purchase of American Heritage Life Investment Corporation ("AHL") in 1999 and Pembridge, Inc. in 1998 and is the result of the Company adopting the fair value-based approach to goodwill impairment testing required by SFAS No. 142. The Company utilized several widely accepted valuation techniques, including discounted cash flow and market multiple and trading multiple analyses, to estimate the fair value of AHL, Pembridge, Inc. and its other reporting units.

        The impact of the goodwill impairment charge on Net income and the related basic and diluted per share amounts, for the three months ended March 31, 2002, is presented in the table below:

	Three months ended March 31, 2002
		Net income Per share
(in millions, except per share data)	Net income	Basic	Diluted
As reported at March 31, 2002	$426	$0.60	$0.60
Less: goodwill impairment charge, after-tax	331	0.46	0.46

Adjusted to include the impact of the goodwill impairment charge	$95	$0.14	$0.14

Pending accounting standards

        On June 28, 2002, the FASB issued an exposure draft of a proposed Interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". The proposed Interpretation addresses issues related to the consolidation of special-purpose entities ("SPEs") that are not qualifying SPEs under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The proposed effective date of the statement is the first fiscal year or interim period beginning after March 15, 2003 (which for the Company would be April 1, 2003). The proposed changes in accounting for SPEs are likely to result in the consolidation of two SPEs used to hold assets under the management of an affiliate on behalf of unrelated third party investors and a synthetic lease SPE used to acquire a headquarters office building and 38 automotive collision repair stores (Sterling Collision Centers). In the aggregate, the assets and liabilities of these SPEs totaled $795 million and $766 million, respectively, at June 30, 2002. Upon adoption of the proposed Interpretation, the Company's debt-to-capital ratio will be negatively impacted, however, the impact is not anticipated to affect the Company's compliance with existing debt covenants.

        On July 31, 2002, the AICPA issued an exposure draft Statement of Position ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." The accounting guidance contained in the proposed SOP applies to several of the Company's products and product features. The proposed effective date of the SOP is fiscal years beginning after December 15, 2003, with earlier adoption encouraged. Initial application should be as of the beginning of the fiscal year; therefore, if adopted during an interim period of 2003, prior interim periods should be restated. Most provisions of the proposed SOP will have a minimal impact to the Company, however, a provision that requires the establishment of a liability in addition to the account balance for contracts that contain death or other insurance benefits may have a material impact on the statement of operations depending on the market conditions at the time of adoption. Contracts affected are those that contain provisions wherein the amounts assessed against the contractholder each period for the insurance benefit feature are not proportionate to the insurance coverage provided for the period. These contract provisions are commonly referred to as guaranteed minimum death benefits. The SOP concludes, in accordance with the Company's policy, that no liability should be recognized during the accumulation phase for contract features that guarantee a minimum amount for annuitization, upon election by the contractholder, at a contractually specified future date. These product features are commonly referred to as guaranteed minimum income benefits.

2.    Disposition

        On January 9, 2002, the Company disposed of Allstate Investments, K.K., a shell company domiciled in Japan. As a result, the Company recognized a $7 million gain ($5 million after-tax) on the disposition and a $14 million tax-benefit, not previously recognized, attributable to the inception-to-date losses of the subsidiary. The tax benefit was reported as a reduction to the Company's income tax expense on the condensed consolidated statements of operations.

3.    Earnings per share

        Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common and dilutive potential common shares outstanding. For Allstate, dilutive potential common shares consist of outstanding stock options.

        The computations of basic and diluted earnings per share are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2002	2001	2002	2001
Numerator (applicable to common shareholders):
Income before dividends on preferred securities and cumulative effect of change in accounting principle	$346	$177	$775	$696
Dividends on preferred securities of subsidiary trusts	(2)	(9)	(5)	(19)
Cumulative effect of change in accounting principle, after-tax	—	—	(331)	(9)

Net income applicable to common stockholders	$344	$168	$439	$668

Denominator:
Weighted average common shares outstanding	708.7	724.6	710.2	725.6
Effect of potential dilutive securities:
Stock options	3.4	3.9	2.7	3.8

Weighted average common and dilutive potential common shares outstanding	712.1	728.5	712.9	729.4

Earnings per share—Basic:
Income before dividends on preferred securities and cumulative effect of change in accounting principle	$.49	$.24	$1.09	$.96
Dividends on preferred securities of subsidiary trusts	(.01)	(.01)	(.01)	(.03)
Cumulative effect of change in accounting principle, after-tax	—	—	(.46)	(.01)

Net income applicable to common shareholders	$.48	$.23	$.62	$.92

Earnings per share—Diluted:
Income before dividends on preferred securities and cumulative effect of change in accounting principle	$.49	$.24	$1.09	$.95
Dividends on preferred securities of subsidiary trusts	(.01)	(.01)	(.01)	(.03)
Cumulative effect of change in accounting principle, after-tax	—	—	(.46)	(.01)

Net income applicable to common shareholders	$.48	$.23	$.62	$.91

        Options to purchase 8,990,212 and 200,067 Allstate common shares, with exercise prices ranging from $38.69 to $50.72 and $43.00 to $50.72, were outstanding at June 30, 2002 and June 30, 2001, respectively, but were not included in the computation of diluted earnings per share for the three-month period ended June 30, 2002 and 2001 since inclusion of these options would have an anti-dilutive effect as the options' exercise prices exceeded the average market price of Allstate common shares in the three-month period. Options to purchase 11,294,740 and 8,731,944 Allstate common shares, with exercise prices ranging from $36.61 to $50.72 and $41.31 to $50.72, were outstanding at June 30, 2002 and 2001, respectively, but were not included in the six-month period computations of diluted earnings per share computations due to anti-dilutive effects.

4.    Reserve for Property-Liability Insurance Claims and Claims Expense

        The Company establishes reserves for claims and claims expense on reported and unreported claims of insured losses. These reserve estimates are based on known facts and interpretations of circumstances and internal factors including Allstate's experience with similar cases, historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims, loss control programs and product mix. In addition, the reserve estimates are influenced by external factors including court decisions, economic conditions and public attitudes. The Company, in the normal course of business, may also supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process.

        The establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain process. Allstate regularly updates its reserve estimates as new information becomes available and as events unfold that may impact the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reflected in the results of operations in the period such changes are determinable.

        Catastrophic events and weather-related losses (wind, hail, lightning, freeze and water losses, which include mold losses, not meeting the Company's criteria to be declared a catastrophe) are an inherent risk of the property-liability insurance industry which have contributed, and will continue to contribute, to material year to year fluctuations in Allstate's results of operations and financial position. The nature and level of catastrophic events and weather-related losses experienced in any period cannot be predicted and could be material to the results of operations and financial position. For Allstate, areas subject to the risk of catastrophe losses due to hurricanes include major metropolitan centers near the eastern and gulf coasts of the United States. Exposure to potential earthquake losses in California is limited by the Company's participation in the California Earthquake Authority ("CEA"). Other areas in the United States where Allstate faces exposure to potential earthquake losses include areas surrounding the New Madrid fault system in the Midwest and faults in and surrounding Seattle, Washington and Charleston, South Carolina. Allstate continues to evaluate alternative business strategies to more effectively manage its exposure to catastrophe losses.

        Management believes that the reserve for claims and claims expense, net of reinsurance recoverables, at June 30, 2002, is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by that date.

        Allstate's exposure to asbestos, environmental and other mass tort claims stems principally from assumed reinsurance coverage written during the 1960's through the mid-1980's, including reinsurance on primary insurance written on large United States companies, and from direct excess and surplus insurance written from 1972 through 1985, including substantial excess and surplus general liability coverages on Fortune 500 companies. Additional exposure stems from direct primary commercial insurance written during that period. Other mass tort exposures primarily relate to general liability and product liability claims, such as those for medical devices and other products.

        In 1986, the general liability policy form used by Allstate and others in the property-liability industry was amended to introduce an "absolute pollution exclusion," which excluded coverage for environmental damage claims and added an asbestos exclusion. Most general liability policies issued prior to 1987 contain annual aggregate limits for product liability coverage. General liability policies issued in 1987, and thereafter, typically contain annual aggregate limits on all coverages. Allstate's experience to date is that these policy form changes have effectively limited its exposure to environmental and asbestos claim risks assumed.

        Allstate's exposure to liability for asbestos, environmental, and other mass tort losses manifests differently for assumed reinsurance, direct excess and surplus insurance, and direct primary commercial insurance. The direct insurance coverage Allstate provided for these exposures was generally "excess and surplus" in nature.

        Excess and surplus insurance, and reinsurance, involve coverage written by Allstate for specific layers of protection above retentions and other insurance plans. The nature of excess and surplus lines coverage and reinsurance provided to other insurers limits the Company's exposure to loss to specific layers of protection in excess of policyholder retention or primary insurance plans. In addition, Allstate has purchased significant reinsurance on its excess and surplus business, further limiting its exposure.

        Allstate's assumed reinsurance business involved writing generally small participations in other insurers' reinsurance programs. The reinsured losses in which Allstate participates may be a proportion of all eligible losses or eligible losses in excess of defined retentions.

        Liability for actual and potential asbestos losses has caused several major asbestos manufacturers to file for bankruptcy protection. Allstate has pending claims related to excess and surplus policies issued to five large asbestos manufacturers that have filed for bankruptcy protection, and have not resolved payment plans within the bankruptcies. Reserves related to liability for these companies, whose claims are still in the process of adjudication, are appropriately established based on claims that have occurred and other related information. The process of adjudicating claims in the asbestos bankruptcies is lengthy and involves, among other factors, filing notices of claim by all current claimants, estimating the number and cost of resolving pre-petition and post-petition claims, negotiations among the various creditor groups and the debtors and, if necessary, evidentiary hearings by the bankruptcy court. We will continue to monitor the relevant bankruptcies.

        Allstate's exposure, if any, to bankruptcies of major asbestos manufacturers, including any currently in bankruptcy, would also arise if assumed reinsurance was written for an insurer providing insurance protection to a major asbestos manufacturer, and then only in proportion to Allstate's participation share. Allstate assesses its potential liability to each of its reinsurance programs and adjusts reserves accordingly based on its knowledge of the losses of each reinsured exposure.

        Allstate's direct primary commercial insurance business, which has to date given rise to limited asbestos-related exposure, did not include coverage to large asbestos manufacturers. This business comprises a cross section of policyholders engaged in all business sectors located throughout the country.

        Establishing net loss reserves for asbestos, environmental and other mass tort claims is subject to uncertainties that are greater than those presented by other types of claims. Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, availability and collectibility of reinsurance and estimating the extent and timing of any contractual liability. There are complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are covered, or were ever intended to be covered, and could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean-up costs represent insured property damage. Management believes these issues are not likely to be resolved in the near future.

        Allstate's reserve for asbestos and environmental claims was $948 million and $1,018 million, net of reinsurance recoverables of $324 million and $355 million at June 30, 2002 and December 31, 2001, respectively. Approximately 52% and 58% of the total net asbestos and environmental reserve at June 30, 2002 and December 31, 2001, respectively, is for incurred but not reported ("IBNR") estimated losses.

        Management believes its net loss reserve for asbestos, environmental and other mass tort claims is appropriately established based on available facts, technology, laws and regulations. However, due to the inconsistent conclusions reached in court coverage decisions, the difficulty of obtaining timely and accurate claims related information, plaintiffs' expanded theories of liability, the recent increase in asbestos-related bankruptcies, the risks inherent in major litigation and other uncertainties, the ultimate cost of these claims may vary materially from the amounts currently recorded, resulting in an increase in the loss reserve. In addition, while the Company believes that improved actuarial techniques and databases have assisted in its ability to estimate asbestos, environmental and other mass tort net loss reserves, these refinements may subsequently prove to be inadequate indicators of the extent of probable losses. Due to the uncertainties and factors described above, management believes it is not presently practicable to develop a meaningful range for any such additional net loss reserve that may eventually be required.

5.    Reinsurance

        Property-liability insurance premiums and life and annuity premiums and contract charges are net of the following reinsurance ceded:

	Three months Ended June 30,		Six months Ended June 30,
(in millions)	2002	2001	2002	2001
Property-liability premiums earned	$80	$69	$160	$139
Life and annuity premiums and contract charges	115	101	230	184

        Property-liability insurance claims and claims expense and life and annuity contract benefits are net of the following reinsurance recoveries:

	Three months Ended June 30,		Six months Ended June 30,
(in millions)	2002	2001	2002	2001
Property-liability insurance claims and claims expense	$56	$120	$118	$226
Life and annuity contract benefits	95	84	209	154

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

Legal Proceedings

        The Company distributed to certain Personal Property and Casualty ("PP&C") claimants documents regarding the claims process and the role that attorneys may play in that process. Suits challenging such practices have been filed against the Company, including purported class action suits. In addition to these suits, the Company has received inquiries from states' attorneys general, bar associations and departments of insurance. The Company has been vigorously defending these lawsuits. The outcome of these disputes is currently uncertain.

        There are currently two nationwide putative class action lawsuits seeking actual and punitive damages from Allstate alleging, among other things, breach of contract and fraud because of its specification of after-market (non-original equipment manufacturer) replacement parts in the repair of insured vehicles. To a large degree, these lawsuits mirror similar lawsuits filed against other carriers in the industry. Plaintiffs in these suits allege that after-market parts are not "of like kind and quality" as required by the insurance policies. The lawsuits are in various stages of development. The Company has been vigorously defending these lawsuits. The outcome of these disputes is currently uncertain.

        The Company has pending a number of state and nationwide class action lawsuits in various state and federal courts seeking actual and punitive damages from Allstate alleging breach of contract and fraud for failing to pay inherent diminished value to insureds under a collision, comprehensive, or uninsured motorist property damage provision of an auto policy. To a large degree, these lawsuits mirror similar lawsuits filed against other carriers in the industry. Inherent diminished value is defined by plaintiffs as the difference between the market value of the insured automobile before an accident and the market value after repair. Plaintiffs allege that they are entitled to the payment of inherent diminished value under the terms of the contract. These lawsuits are in various stages of development. A class has been certified in only one case, a multi-state class action. The Company has been vigorously defending these law suits and, since 1998, has been implementing policy language in a majority of states reaffirming that its collision and comprehensive coverages do not include diminished value claims. The outcome of these disputes is currently uncertain.

        There are a number of state and nationwide class action lawsuits pending in various state courts challenging the legal propriety of Allstate's medical bill review processes on a number of grounds, including, among other things, the manner in which Allstate determines reasonableness and necessity. One nationwide class action has been certified. These lawsuits, which to a large degree mirror similar lawsuits filed against other carriers in the industry, allege these processes result in a breach of the insurance policy as well as fraud. The Company denies those allegations and has been vigorously defending these lawsuits. The outcome of these disputes is currently uncertain.

        A number of nationwide and statewide putative class actions are pending against Allstate, which challenge Allstate's use of certain automated database vendors in valuing total loss automobiles. To a large degree, these lawsuits mirror similar lawsuits filed against other carriers in the industry. Plaintiffs allege that flaws in these databases result in valuations to the detriment of insureds. The plaintiffs are seeking actual and punitive damages. The lawsuits are in various stages of development and Allstate has been vigorously defending them, but the outcome of these disputes is currently uncertain.

        A number of nationwide putative class action lawsuits have been filed in various federal courts seeking actual and punitive damages from Allstate and alleging that Allstate violated the Fair Credit Reporting Act by failing to provide appropriate notices to applicants and/or policyholders when adverse action was taken as a result of information in a consumer report. In May of this year, these cases were centralized for all pretrial purposes in the federal court in Nashville, Tennessee. In addition, the Company is defending a putative nationwide class action that alleges that the Company discriminates against non-Caucasian policyholders, through underwriting and rate-making practices including the use of credit by charging them higher premiums. The Company is also defending several putative statewide class actions challenging its use of credit under certain state insurance statutes. The Company denies these allegations and has been vigorously defending these lawsuits. The outcome of these disputes is currently uncertain.

        Allstate is defending various lawsuits involving worker classification issues. Examples of these lawsuits include a number of putative class actions challenging the overtime exemption claimed by the Company under the Fair Labor Standards Act or state wage and hour laws. These class actions mirror similar lawsuits filed recently against other carriers in the industry and other employers. Another example involves the worker classification of staff working in agencies. In this putative class action, plaintiffs seek damages under the Employee Retirement Income Security Act ("ERISA") and the Racketeer Influenced and Corrupt Organizations Act alleging that agency secretaries were terminated as employees by Allstate and rehired by agencies through outside staffing vendors for the purpose of avoiding the payment of employee benefits. A putative nationwide class action filed by former employee agents also includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. Allstate has been vigorously defending these and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

        In addition, on August 6, 2002, a petition was filed with the National Labor Relations Board ("NLRB") by the United Exclusive Allstate Agents, Office and Professional Employees International Union, seeking certification as the collective bargaining representative of all Allstate agents in the United States. The Company is opposing the petition on a number of grounds, including that the agents are independent contractors and, therefore, the NLRB lacks jurisdiction over the issue. The outcome is currently uncertain.

        The Company is also defending certain matters relating to the Company's agency program reorganization announced in 1999. These matters include an investigation by the U.S. Department of Labor and a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission with respect to allegations of retaliation under the Age Discrimination in Employment Act, the Americans with Disabilities Act and Title VII of the Civil Rights Act of 1964. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, breach of contract and age discrimination. Allstate has been vigorously defending these lawsuits and other matters related to its agency program reorganization. The outcome of these disputes is currently uncertain.

        The Company is defending various lawsuits that allege that it engaged in business or sales practices inconsistent with state or federal law. The Company has been vigorously defending these lawsuits, but their outcome is currently uncertain. The judge has granted a partial summary judgment against the Company in one statewide class action that alleged that the Company violated insurance statutes in the sale of credit insurance; however, the Company has settled that case, subject to court approval, for an amount that is not material to the Company.

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

7.    Business Segments

        Summarized financial performance data for each of the Company's reportable segments for the three months and six months ended June 30, are as follows:

	Three months Ended June 30,		Six months Ended June 30,
(in millions)	2002	2001	2002	2001
Income from operations before income taxes, dividends on preferred securities and cumulative effect of change in accounting principle
Property-Liability
Underwriting (loss) income
PP&C	$(15)	$(340)	$32	$(225)
Discontinued Lines and Coverages	(6)	(4)	(10)	(8)

Total underwriting (loss) income	(21)	(344)	22	(233)
Net investment income	428	436	827	902
Realized capital gains and losses	(114)	(21)	(129)	6
Gain (loss) on disposition of operations	—	(10)	7	(10)

Property-Liability income from operations before income taxes and cumulative effect of change in accounting principle	293	61	727	665
Allstate Financial
Premiums and contract charges	582	576	1,120	1,085
Net investment income	776	739	1,519	1,471
Realized capital gains and losses	(37)	(49)	(124)	(129)
Contract benefits	449	419	825	818
Interest credited to contractholder funds	423	459	852	858
Operating costs and expenses	286	254	538	507
Restructuring charges	1	3	1	4

Allstate Financial income from operations before income taxes and cumulative effect of change in accounting principle	162	131	299	240
Corporate and Other
Service Fees (1)	10	14	22	16
Net investment income	19	20	36	42
Realized capital gains and losses	(2)	(1)	(3)	1
Operating costs and expenses	79	78	161	143

Corporate and Other loss from operations before income taxes and dividends on preferred securities	(52)	(45)	(106)	(84)

Consolidated income from operations before income taxes, dividends on preferred securities and cumulative effect of change in accounting principle	$403	$147	$920	$821

(1)
For presentation in the Condensed Consolidated Statement of Operations, service fees of the Corporate and Other segment are reclassified to Operating costs and expenses.

        Summarized revenue data for each of the Company's business segments for the three months and six months ended June 30, are as follows:

	Three months Ended June 30,		Six months Ended June 30,
(in millions)	2002	2001	2002	2001
Revenues
Property-Liability
Premiums earned
PP&C	$5,800	$5,494	$11,501	$10,947
Discontinued Lines and Coverages	3	9	6	9

Total premiums earned	5,803	5,503	11,507	10,956
Net investment income	428	436	827	902
Realized capital gains and losses	(114)	(21)	(129)	6

Total Property-Liability	6,117	5,918	12,205	11,864
Allstate Financial
Premiums and contract charges	582	576	1,120	1,085
Net investment income	776	739	1,519	1,471
Realized capital gains and losses	(37)	(49)	(124)	(129)

Total Allstate Financial	1,321	1,266	2,515	2,427
Corporate and Other
Service Fees	10	14	22	16
Net investment income	19	20	36	42
Realized capital gains and losses	(2)	(1)	(3)	1

Total Corporate and Other before reclassification of service fees	27	33	55	59
Reclassification of service fees(1)	(10)	(14)	(22)	(16)

Total Corporate and Other	17	19	33	43

Consolidated Revenues	$7,455	$7,203	$14,753	$14,334

(1)
For presentation in the Condensed Consolidated Statement of Operations, service fees of the Corporate and Other segment are reclassified to Operating costs and expenses.

8.    Other Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis for the three months ended June 30, are as follows:

	Three months ended June 30,
	2002			2001
(in millions)	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized net capital gains (losses) and net (losses) gains on derivative financial instruments
Unrealized holding gains (losses) arising during the period	$249	$(87)	$162	$(80)	$29	$(51)
Less: reclassification adjustments	(160)	56	(104)	(89)	31	(58)

Unrealized net capital gains	409	(143)	266	9	(2)	7
Net (losses) gains on derivative financial instruments arising during the period	(2)	—	(2)	15	(6)	9
Less: reclassification adjustments	—	—	—	2	—	2

Net (losses) gains on derivative financial instruments	(2)	—	(2)	13	(6)	7

Unrealized net capital gains and net (losses) gains on derivative financial instruments	407	(143)	264	22	(8)	14
Unrealized foreign currency translation adjustments	16	(6)	10	20	(7)	13

Other comprehensive income	$423	$(149)	274	$42	$(15)	27

Net income			344			168

Comprehensive income			$618			$195

        The components of other comprehensive income (loss) on a pretax and after-tax basis for the six months ended June 30, are as follows:

	Six months ended June 30,
	2002			2001
(in millions)	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized net capital gains (losses) and net (losses) gains on derivative financial instruments
Unrealized holding losses arising during the period	$(112)	$39	$(73)	$(329)	$115	$(214)
Less: reclassification adjustments	(238)	83	(155)	(178)	62	(116)

Unrealized net capital gains (losses)	126	(44)	82	(151)	53	(98)
Cumulative effect of change in accounting for derivative and embedded derivative financial instruments	—	—	—	8	(3)	5
Net (losses) gains on derivative financial instruments arising during the period	(1)	—	(1)	42	(15)	27
Less: reclassification adjustments	—	—	—	(5)	2	(3)

Net (losses) gains on derivative financial instruments	(1)	—	(1)	55	(20)	35

Unrealized net capital gains (losses) and net (losses) gains on derivative financial instruments	125	(44)	81	(96)	33	(63)
Unrealized foreign currency translation adjustments	11	(4)	7	3	(1)	2

Other comprehensive income (loss)	$136	$(48)	88	$(93)	$32	(61)

Net income			439			668

Comprehensive income			$527			$607

9.    Company Restructuring

        In the fourth quarter of 2001, the Company announced new strategic initiatives to improve the efficiency of its claims handling and certain other back-office processes primarily through a consolidation and reconfiguration of field claim offices, customer information centers and satellite offices. This new restructuring program involves a reduction of the total number of field claim offices and an increase in the average size per claim office. In addition, two customer information centers and two satellite offices have been closed. As part of the program, employees working in facilities to be closed can elect to either relocate or collect severance benefits. The Company anticipates the plan will produce approximately $140 million of annual pretax expense reductions. The implementation of the plan is expected to be substantially complete by year-end 2003.

        The Company completed its program announced on November 10, 1999 to aggressively expand its selling and service capabilities and reduce current annual expenses by approximately $600 million. The reduction in expenses was achieved through field realignment, the reorganization of employee agents to a single exclusive agency independent contractor program, the closing of a field support center and four regional offices, and reduced employee related expenses and professional services as a result of reductions in force, attrition and consolidations.

        As a result of the 1999 program, Allstate established a $69 million restructuring liability during the fourth quarter of 1999 for certain employee termination costs and qualified exit costs. Additionally, during 2001, an additional $96 million was accrued in connection with the new program for certain employee termination costs and qualified exit costs.

        The following table illustrates the inception to date change in the restructuring liability at June 30, 2002:

(in millions)	Employee Costs	Exit Costs	Total Liability
Balance at December 31, 1999	$59	$10	$69
1999 program adjustments:
Net adjustments to liability	—	12	12
Payments applied against the liability	(53)	(18)	(71)
Incremental post-retirement benefits classified with OPEB liability	(6)	—	(6)

1999 program liability at June 30, 2002	—	4	4
2001 program adjustments:
Addition to liability for 2001 program	17	79	96
Net adjustments to liability	4	—	4
Payments applied against the liability	(13)	(11)	(24)

2001 program liability at June 30, 2002	8	68	76

Balance at June 30, 2002	$8	$72	$80

        The payments applied against the liability for employee costs primarily reflect severance costs and exit cost payments generally consist of post-exit rent expenses and contract termination penalties.

        In the first six months of 2002, the Company recorded restructuring and related charges of $55 million pretax ($36 million after-tax). The charges include employee termination and relocation benefits, agent separation costs and a non-cash charge resulting from pension benefit payments made to agents in connection with the reorganization of employee agents to a single exclusive agency independent contractor program.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of
The Allstate Corporation:

        We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries as of June 30, 2002, and the related condensed consolidated statements of operation for the three-month and six-month periods ended June 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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
August 9, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

        The following discussion highlights significant factors influencing results of operations and changes in financial position of The Allstate Corporation (the "Company" or "Allstate"). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation Annual Report on Form 10-K for 2001 and in Appendix C of the Notice of Annual Meeting and Proxy Statement dated March 25, 2002, which includes a discussion of the Company's Critical Accounting Policies.

EXECUTIVE SUMMARY OF RESULTS

        Allstate experienced a 104.8% increase in net income in the second quarter of 2002 as compared to the second quarter of 2001 and a 34.3% decline in net income for the first six months of 2002 as compared to the same period last year.

        The increase in the 2002 second quarter net income is due to increased operating results in both the Property-Liability and Allstate Financial businesses partly offset by higher realized capital losses. The decrease in the net income for the first six months of 2002 is due to the cumulative effect of a change in accounting principle and higher realized capital losses, partly offset by increased operating results in both the Property-Liability and Allstate Financial businesses. In both periods, the Property-Liability business experienced increased premiums earned and lower catastrophe losses, partly offset by increased estimates of losses incurred in prior years. In both periods, Allstate Financial experienced an increase in operating results due to favorable investment and mortality margins. The increase in realized capital losses is primarily the result of the impact of economic and market conditions on the sales and valuation of securities in the normal course of business.

        The change in accounting principle relates to the Company's adoption of Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As required by this statement, the Company ceased amortizing goodwill in the first quarter of 2002, and completed its adoption of a fair value appraisal method for goodwill in the second quarter of 2002. The fair value appraisal of goodwill resulted in an impairment totaling $331 million after-tax, which was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002, impacting net income for the first six months of the year. For a further explanation of the impact of adopting SFAS No. 142, see Note 1 of the condensed consolidated financial statements.

CONSOLIDATED REVENUES

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)
	2002	2001	2002	2001
Property-liability insurance premiums	$5,803	$5,503	$11,507	$10,956
Life and annuity premiums and contract charges	582	576	1,120	1,085
Net investment income	1,223	1,195	2,382	2,415
Realized capital gains and losses	(153)	(71)	(256)	(122)

Total consolidated revenues	$7,455	$7,203	$14,753	$14,334

        Consolidated revenues increased 3.5% in the second quarter of 2002 when compared to the second quarter of 2001 and increased 2.9% for the six months ended June 30, 2002 from the first six months of 2001. Higher earned premiums in Property-Liability and increased Life and annuity premiums and contract charges in Allstate Financial were partially offset by higher realized capital losses during both the quarter and year to date periods, as compared to the prior year periods. Investment income increased in the second quarter of 2002, but decreased during the first six months of 2002, as compared to the 2001 periods due to declines in Property-Liability net investment income.

CONSOLIDATED NET INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share data)
	2002	2001	2002	2001
Net income	$344	$168	$439	$668
Net income per share — basic	.48	.23	.62	.92
Net income per share — diluted	.48	.23	.62	.91
Realized capital gains and losses, after-tax	(107)	(47)	(171)	(80)
Restructuring and related charges, after-tax	23	3	36	8

        Net income increased 104.8% in the second quarter of 2002, compared to the same period in 2001 due primarily to increased operating results in both the Property-Liability and Allstate Financial businesses partly offset by higher realized capital losses. Net income in the first six months of 2002 decreased 34.3% compared to the first six months of 2001, due to a change in accounting principle and higher realized capital losses, partly offset by increased operating results in both the Property-Liability and Allstate Financial businesses. Net income per diluted share increased 108.7% in the second quarter of 2002 compared to the same period of 2001, and decreased 31.9% for the six months ended June 30, 2002 compared to the first six months of 2001, as the net income fluctuations during both periods were partially offset by the effects of share repurchases.

PROPERTY-LIABILITY OPERATIONS

Overview    The Company's Property-Liability operations consist of two business segments: Personal Property and Casualty ("PP&C") and Discontinued Lines and Coverages. PP&C is principally engaged in the sale of property and casualty insurance, primarily private passenger auto and homeowners insurance, to individuals in the United States and Canada. Discontinued Lines and Coverages represents business no longer written by Allstate and includes the results from asbestos, environmental and other mass tort exposures, and certain commercial and other businesses in run-off. Such groupings of financial information are consistent with those used by management for evaluating segment performance and determining the allocation of resources.

        Summarized financial data and key operating ratios for Allstate's Property-Liability operations are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except ratios)
	2002	2001	2002	2001
Premiums written	$6,042	$5,728	$11,758	$11,168

Premiums earned	$5,803	$5,503	$11,507	$10,956
Claims and claims expense ("losses")	4,493	4,549	8,862	8,619
Operating costs and expenses	1,297	1,292	2,569	2,552
Amortization of goodwill	—	5	—	10
Restructuring and related charges	34	1	54	8

Underwriting (loss) income	(21)	(344)	22	(233)
Net investment income	428	436	827	902
Income tax expense (benefit) on operations	72	(42)	140	90
Realized capital gains and losses, after-tax	(68)	(11)	(80)	6
Gain (loss) on disposition of operations, after-tax	—	(6)	5	(6)
Cumulative effect of a change in accounting principle, after-tax	—	—	(48)	(3)

Net income	$267	$117	$586	$576

Catastrophe losses	$288	$537	$398	$619

Operating ratios
Claims and claims expense ("loss") ratio	77.4	82.7	77.0	78.7
Expense ratio	23.0	23.6	22.8	23.4

Combined ratio	100.4	106.3	99.8	102.1

Effect of catastrophe losses on loss ratio	5.0	9.8	3.5	5.6

Effect of restructuring and related charges on expense ratio	0.6	—	0.5	0.1

Personal Property and Casualty ("PP&C") Segment

        The Company's goal for the PP&C segment is to improve and sustain the profitability of the standard auto, non-standard auto and homeowners lines of business. A key focus will be on attracting and retaining customers who will potentially provide above-average profitability over the course of their relationship with the Company and utilizing Strategic Risk Management ("SRM"), a tier-based pricing, underwriting and marketing program. In addition, the Company is creating and deploying technology to enhance the integration of Allstate's distribution channels, improve customer service, facilitate the introduction of new products and services and reduce infrastructure costs related to supporting agencies and handling claims. These actions are designed to optimize the effectiveness of the distribution and service channels by taking actions to encourage the productivity of exclusive agencies and to enhance The Good Hands® Network.

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

        In most states, the Company has rating plans that separate the voluntary personal auto insurance business into two categories for pricing or underwriting purposes or both: the standard market and the non-standard market. Generally, standard auto customers are expected to have lower risks of loss than non-standard auto customers. However, because of the Company's implementation of SRM and its related change in underwriting and selection criteria, and customers' changing risk profiles, the mix of business between standard auto and non-standard auto risk characteristics will change.

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

        The initial results of new policies written using SRM indicate thus far that the Allstate brand standard auto and homeowners businesses have experienced an increase in retention, a shift toward more customers who are considered high lifetime value and lower loss ratios. Based on the SRM implementation dates for non-standard auto, and other initiatives currently in place in that business, the SRM results are not yet determinable however, overall results are showing favorable trends.

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

        Homeowners product pricing is typically intended to establish acceptable long-term returns, as determined by management, over a period of years. Losses, including losses from catastrophic events and weather-related losses (such as wind, hail, lightning and freeze events not meeting the Company's criteria to be declared a catastrophe), are accrued on an occurrence basis within the policy period. Therefore, in any reporting period, loss experience from catastrophic events and weather-related losses may contribute to negative or positive underwriting performance relative to the expectations incorporated into the product pricing. Accordingly, the homeowners line of business is more capital intensive than other personal lines of business.

        The Company is currently executing a range of actions to mitigate adverse homeowners trends. Examples of these actions include market or state-specific product designs, underwriting and rating changes, discontinuation of specific coverages, specific policy language regarding coverage for mold claims and loss management initiatives. The effect of these actions on profitability is currently not estimable and will not be immediate because these actions take time to implement, and because homeowners policies typically renew on a 12-month basis. The effects are expected to be fully recognized in the financial results beginning in mid-2003.

        Premiums written is used in the property-liability insurance industry to measure the amount of premiums charged for policies issued during a fiscal period. Premiums are considered earned and included in financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired terms of the policies is recorded as Unearned premiums on the Company's condensed consolidated statement of financial position. Allstate brand policy periods are typically 6 months for auto and 12 months for homeowners. Encompass auto and homeowners policy periods are typically 12 months. Deerbrook auto policy periods are typically 6 months.

        Premiums written by brand for the PP&C segment are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)
	2002	2001	2002	2001
Allstate brand:
Standard auto	$3,141	$2,955	$6,336	$5,947
Non-standard auto	602	677	1,229	1,377
Homeowners	1,211	1,034	2,153	1,847
Commercial lines	201	185	389	364
Involuntary auto	47	47	97	80
Other personal lines	334	334	612	623

Total Allstate brand	5,536	5,232	10,816	10,238
Ivantage:
Standard auto	319	325	605	612
Non-standard auto	25	10	44	23
Homeowners	132	126	240	225
Involuntary auto	2	3	2	11
Other personal lines	26	24	46	52

Total Ivantage	504	488	937	923

Total premiums written	$6,040	$5,720	$11,753	$11,161

        The following table presents PP&C premiums written by line, showing new and renewal business.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)
	2002	2001	2002	2001
New business:
Standard auto	$267	$324	$536	$608
Non-standard auto	122	139	242	282
Homeowners	134	127	240	228
Other personal lines	120	129	226	236

Total new business	643	719	1,244	1,354
Renewal business:
Standard auto	3,193	2,956	6,405	5,951
Non-standard auto	505	548	1,031	1,118
Homeowners	1,209	1,033	2,153	1,844
Other personal lines	490	464	920	894

Total renewal business	5,397	5,001	10,509	9,807

Total premiums written	$6,040	$5,720	$11,753	$11,161

        Standard auto premiums written increased 5.5% for PP&C to $3.46 billion in the second quarter of 2002 from $3.28 billion in the same period of 2001 and during the first six months of 2002, standard auto premiums increased 5.8% as compared to the first six months of last year.

        Allstate brand standard auto premiums increased 6.3% in the second quarter of 2002 compared to the second quarter of 2001 and 6.5% in the first six months of 2002 over the first six months of last year. New business decreased 19.6% to $235 million during the second quarter compared to the second quarter of 2001, and decreased 13.4% to $474 million in the first six months of 2002 compared to the same period of 2001. The number of policies in force decreased 0.4% at June 30, 2002 compared to June 30, 2001. Average premium per policy increased 8.6% in the second quarter of 2002 over the second quarter of 2001, due to higher average renewal premiums. Average premium per policy also increased 7.8% in the first six months of 2002 over the same period of 2001, due to higher average renewal premiums. At June 30, 2002, the Allstate brand renewal ratio for standard auto policyholders was 89.0, a decline of 1.7 points from a year earlier.

        The decline in Allstate brand new business is due primarily to administrative and risk management actions taken to improve the standard auto loss ratio. These actions include implementing premium rate increases, down payment requirements and other underwriting changes in several large standard auto premium states such as Texas, California and Florida.

        Ivantage standard auto premiums decreased 1.8% in the second quarter of 2002 compared to the second quarter of 2001 and 1.1% in the first six months of 2002 when compared to the same period of 2001. New business decreased 2.2% to $32 million during the second quarter compared to the second quarter of 2001, and decreased 0.2% to $62 million in the first six months of 2002 compared to the same period of 2001. The number of policies in force decreased 6.9% at June 30, 2002 compared to June 30, 2001. Average premium per policy increased 5.1% in the second quarter of 2002 over the second quarter of 2001, due to higher average new and renewal premiums. Average premium per policy also increased 4.9% in the first six months of 2002 over the same period of 2001, due primarily to higher average new premiums. At June 30, 2002, the Ivantage renewal ratio for standard auto policyholders was 83.2, an increase of 3.9 points from a year earlier.

        Increases in standard auto average premium per policy were due to rate actions taken in both the Allstate brand and Ivantage during 2002 and 2001 and due to a shift to newer and more expensive autos by Allstate brand policyholders. The Allstate brand received approval for standard auto rate changes in 31 states during the first six months of 2002, some in connection with the implementation of SRM, with a weighted average rate increase of 7.8% on an annual basis. Ivantage received approval for standard auto rate changes in 24 states during the first six months of 2002 with a weighted average rate increase of 7.1% on an annual basis.

        Non-standard auto premiums written decreased 8.7% for PP&C to $627 million in the second quarter of 2002 from $687 million in the same period of 2001 and 9.1% during the first six months of 2002 as compared to the first six months of 2001.

        Allstate brand non-standard auto premiums decreased 11.1% in the second quarter of 2002 compared to the second quarter of 2001 and 10.7% in the first six months of 2001 over the first six months of last year. New business decreased 24.8% to $104 million during the second quarter compared to the second quarter of 2001, and decreased 24.5% to $212 million in the first six months of 2002 compared to the same period of 2001. The number of policies in force decreased 20.1% at June 30, 2002 compared to June 30, 2001. Average premium per policy increased 12.6% in the second quarter of 2002 over the second quarter of 2001, primarily due to higher average renewal premiums. Average premium per policy also increased 11.6% in the first six months of 2002 over the same period of 2001, primarily due to higher average renewal premiums. At June 30, 2002, the Allstate brand renewal ratio for non-standard auto policyholders was 73.0, an increase of 1.1 points from a year earlier.

        Ivantage non-standard auto premiums increased 150.0% in the second quarter of 2002 compared to the second quarter of 2001 and 91.3% in the first six months of 2002 over the first six months of last year. New business increased to $18 million during the second quarter compared to $1 million the second quarter of 2001, and increased to $30 million in the first six months of 2002 compared to $2 million in the same period of 2001. The number of policies in force increased 59.8% at June 30, 2002 compared to June 30, 2001. Average premium per policy increased 17.2% in the second quarter of 2002 over the second quarter of 2001, due to higher average new and renewal premiums. Average premium per policy also increased 21.4% in the first six months of 2002 over the same period of 2001, due to higher average new and renewal premiums. At June 30, 2002, the Ivantage renewal ratio for non-standard auto policyholders was 52.0, an increase of 12.2 points from a year earlier.

        Decreases in the Allstate brand non-standard auto policies in force during the second quarter of 2002 were due to the ongoing effects of programs previously implemented to address adverse profitability trends. These programs vary by state and include changes such as additional premium down payment requirements, tightening underwriting requirements, rate increases, policy non-renewal where permitted and certain other administrative changes. Currently, the Allstate brand is in the process of evaluating future growth and retention strategies in this business, while Ivantage has experienced growth in the current year due to Deerbrook's re-entry into the non- standard market in 17 states as of June 30, 2002.

        Increases in non-standard auto average premium per policy were due to rate actions taken for both the Allstate brand and Ivantage during 2002 and 2001, some in connection with the implementation of SRM. The Allstate brand received approval for non-standard auto rate changes in 31 states and Washington D.C. during the first six months of 2002 with a weighted average rate increase of 10.4% on an annual basis. Ivantage received approval for non-standard auto rate changes in 20 states during the first six months of 2002 with a weighted average rate increase of 9.5% on an annual basis.

        Homeowners premiums written increased 15.8% for PP&C to $1.34 billion in the second quarter of 2002 from $1.16 billion in the same period of 2001 and during the first six months of 2002, homeowners premiums increased 15.5% as compared to the first six months of last year.

        Allstate brand homeowners premiums increased 17.1% in the second quarter of 2002 compared to the second quarter of 2001 and 16.6% in the first six months of 2002 over the first six months of last year. New business increased 3.7% to $126 million during the second quarter compared to the second quarter of 2001, and increased 4.1% to $226 million in the first six months of 2002 compared to the same period of 2001. The number of policies in force increased 0.6% at June 30, 2002 compared to June 30, 2001. Average premium per policy increased 19.0% in the second quarter of 2002 over the second quarter of 2001, and 18.4% in the first six months of 2002 over the same period of 2001, primarily due to higher average renewal premiums in both periods. At June 30, 2002, the Allstate brand renewal ratio for homeowners policyholders was 88.1, a decline of 0.7 points from a year earlier.

        Ivantage homeowners premiums increased 4.8% in the second quarter of 2002 and 6.7% in the first six months of 2002 when compared to the same periods of 2001. New business increased 30.9% to $8 million during the second quarter compared to the second quarter of 2001, and increased 29.5% to $14 million in the first six months of 2002 compared to the same period of 2001. The number of policies in force decreased 6.2% at June 30, 2002 compared to June 30, 2001. Average premium per policy increased 13.7% in the second quarter of 2002 over the second quarter of 2001, and 12.1% in the first six months of 2002 over the same period of 2001, due primarily to higher average renewal premiums in both periods. At June 30, 2002, the Ivantage renewal ratio for homeowners policyholders was 86.9, an increase of 1.7 points from a year earlier.

        Increases in homeowners average premium per policy were due to rate actions taken for both the Allstate brand and Ivantage during 2002 and 2001. The Allstate brand received approval for homeowners rate changes in 35 states and Washington D.C. during the first six months of 2002 with a weighted average rate increase of 20.6% on an annual basis. Ivantage received approval for homeowners rate changes in 24 states during the second quarter of 2002 with a weighted average rate increase of 16.5% on an annual basis.

        The balance of unearned premium applicable to the Company's PP&C business totaled $8.18 billion at June 30, 2002, compared to $7.93 billion at December 31, 2001. The increase is due to the increase in premiums written during the first six months of 2002. The following table reflects the unearned premium balance for each product type, and the timeframe in which the Company expects to recognize these premiums as earned.

			% earned after
($ in millions)	June 30, 2002	December 31, 2001	90 days	180 days	270 days	360 days
Standard auto	$3,783	$3,683	70%	25%	4%	1%
Non-standard auto	693	691	72%	25%	2%	1%
Homeowners	2,437	2,323	42%	31%	20%	7%
Commercial	384	360	43%	32%	19%	6%
Involuntary	101	94	42%	32%	20%	6%
Other personal lines	785	774	42%	31%	20%	7%

Total PP&C unearned premiums	$8,183	$7,925

        Allstate establishes a deferred acquisition cost ("DAC") asset for costs that vary with and are primarily related to acquiring business, principally agents' remuneration, premium taxes, certain underwriting costs and direct mail solicitation expenses. For the PP&C business, DAC is amortized to income consistently with the timeframes for revenue recognition of deferred unearned premiums. The balance of DAC for each product type is included in the following table.

($ in millions)	June 30, 2002	December 31, 2001
Standard auto	$526	$519
Non-standard auto	86	84
Homeowners	356	334
Commercial	56	53
Involuntary	8	3
Other personal lines	133	142

Total PP&C DAC	$1,165	$1,135

        PP&C Underwriting Results are used by Allstate management to evaluate the profitability of the segment and each line of business. Underwriting income (loss) includes premiums earned, less claims and claims expense ("losses") and certain other expenses. Another analytical measure that reflects a component of the segment or line of business' profitability is its loss ratio, which is the percentage of losses to premiums earned. The effects of net investment income, realized capital gains and losses and certain other items have been excluded from these measures due to the volatility between periods and because such data is often excluded when evaluating the overall financial performance and profitability of property and casualty insurers. These underwriting results should not be considered as a substitute for any generally accepted accounting principles ("GAAP") measure of performance. A reconciliation of Property-Liability underwriting results to net income is provided in the table on page 21. Allstate's method of calculating underwriting results may be different from the method used by other companies and therefore comparability may be limited.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except ratios)
	2002	2001	2002	2001
Premiums written	$6,040	$5,720	$11,753	$11,161

Premiums earned	$5,800	$5,494	$11,501	$10,947
Claims and claims expense ("losses")	4,484	4,540	8,850	8,607
Other costs and expenses	1,297	1,288	2,565	2,547
Amortization of goodwill	—	5	—	10
Restructuring and related charges	34	1	54	8

Underwriting (loss) income	$(15)	$(340)	$32	$(225)

Catastrophe losses	$288	$537	$398	$619

Underwriting income (loss) by brand
Allstate brand	$59	$(228)	$129	$(84)
Ivantage	(74)	(112)	(97)	(141)

Underwriting (loss) income	$(15)	$(340)	$32	$(225)

        PP&C experienced an underwriting loss of $15 million during the second quarter of 2002 compared to an underwriting loss of $340 million in the second quarter of 2001. For the six month period ended June 30, 2002, PP&C experienced underwriting income of $32 million compared to an underwriting loss of $225 million for the first half of last year. The improved underwriting results in the second quarter as compared to the prior year quarter, and during the first six months of 2002 as compared to the same period last year, were driven by increased premiums earned and lower catastrophe losses, partly offset by higher non-catastrophe losses. Higher non-catastrophe losses during both periods were due to increases in auto and homeowners claim severity (average cost per claim) and increased estimates of losses incurred in prior years, partially offset by declines in auto and homeowners claims frequency (rate of claim occurrence).

        Claim severity was impacted by inflationary pressures in medical costs and auto repair and home repair costs. Increased estimates of losses from prior years in the auto business included $14 million during the second quarter of 2002, and $92 million in the first six months of 2002, and were primarily related to increasing estimates of severity. The increased estimates of losses from prior years in the homeowners business included $80 million during the second quarter of 2002 and $230 million for the six month period ended June 30, 2002. The second quarter increase of $80 million included $30 million related to mold claims in the state of Texas, and the six month increase of $230 million included $100 million related to mold claims in Texas. Other lines of insurance also had increased estimates of losses from prior years including $5 million during the second quarter of 2002, and $34 million in the first six months of 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except ratios)
	2002	2001	2002	2001
Premiums earned
Allstate brand:
Standard auto	$3,151	$2,925	$6,245	$5,795
Non-standard auto	620	688	1,245	1,380
Homeowners	1,041	937	2,048	1,856
Other	530	498	1,052	989

Total Allstate brand	5,342	5,048	10,590	10,020
Ivantage:
Standard auto	298	297	598	613
Non-standard auto	18	13	31	31
Homeowners	116	111	232	229
Other	26	25	50	54

Total Ivantage	458	446	911	927

Total PP&C premiums earned	$5,800	$5,494	$11,501	$10,947

Claims and claims expense ("loss") ratio
Standard auto	75.5	77.0	75.1	74.4
Non-standard auto	76.8	81.9	76.3	82.4
Homeowners	87.8	100.5	86.2	89.8
Other	67.4	82.6	70.2	77.3
Total PP&C loss ratio	77.3	82.6	76.9	78.6
PP&C expense ratio	23.0	23.6	22.8	23.5

PP&C combined ratio	100.3	106.2	99.7	102.1

Loss ratios by brand
Allstate brand:
Standard auto	75.4	76.6	74.9	74.0
Non-standard auto	75.6	81.8	75.6	82.1
Homeowners	86.2	102.5	85.6	90.6
Other	68.5	74.7	72.7	74.7
Total Allstate brand loss ratio	76.8	82.0	76.8	78.3
Allstate brand expense ratio	22.1	22.6	22.0	22.6

Allstate brand combined ratio	98.9	104.6	98.8	100.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Ivantage:
Standard auto (Encompass)	76.5	80.5	76.8	78.3
Non-standard auto (Deerbrook)	116.7	84.6	106.5	93.5
Homeowners (Encompass)	102.6	83.8	91.8	83.0
Other	46.2	240.0	18.0	124.1
Total Ivantage loss ratio	83.0	90.4	78.4	82.6
Ivantage expense ratio	33.2	34.8	32.3	32.6

Ivantage combined ratio	116.2	125.2	110.7	115.2

        Standard auto loss ratio decreased 1.5 points in the second quarter of 2002 below the second quarter 2001 level and increased 0.7 points during the first six months of 2002, as compared to the same period last year. The standard auto loss ratio declined in the second quarter due to increased premiums earned, lower catastrophe losses and lower claim frequency. The loss ratio increased in the first six months of 2002 over the first six months of the prior year primarily due to higher losses resulting from claim severity in the current year and increased reserve estimates related to prior years, partially offset by increased premiums earned, lower catastrophe losses and lower claim frequency.

        Non-standard auto loss ratio decreased 5.1 points in the second quarter of 2002 below the second quarter 2001 level, and decreased 6.1 points during the first six months of 2002 as compared to the same period last year. The decrease in the non-standard auto loss ratio during both periods was due to lower claim frequency, partly offset by lower premiums earned. Decreased claim frequency and premiums earned were primarily due to the implementation of specific non-standard auto programs to address adverse profitability trends.

        When the insurance industry tightens underwriting standards in the voluntary market, the amount of business written by the involuntary market tends to increase. The loss ratios on involuntary auto tend to be adverse to the Company. The underwriting results of Allstate's involuntary business is included in the table as Other.

        Homeowners loss ratio decreased 12.7 points in the second quarter of 2002 below the second quarter of 2001 level, and decreased 3.6 points during the first six months of 2002 as compared to the same period last year. The homeowners loss ratio decreased during both periods due to higher earned premiums and lower catastrophe losses, partly offset by increased reserve estimates related to prior years. Homeowners claims during the second quarter of 2002 and first six months of 2002 include reported losses of $103 million and $222 million, respectively, related to mold claims in Texas. During 2002, the Company received approval in Texas to use a modified policy form that, among other changes in coverage, provides for coverage of discharge, leakage or overflow of water or steam from a plumbing system only if it is sudden and accidental, and limits remediation of mold resulting from a covered water loss.

        Expense ratio declined 0.6 points in the second quarter of 2002 below the second quarter of 2001 level, and 0.7 points in the first six months of 2002 compared to the first six months of 2001, due to various expense management initiatives. The impact of these expense reductions on the expense ratio is partially offset by the Company's investment in initiatives such as increased advertising and technology.

        Included in the Company's expense ratio are Other costs and expenses, Restructuring and related charges, and in the prior year, Amortization of goodwill. Other costs and expenses include DAC amortization and non-deferred expenses.

        The impact of specific costs and expenses on the expense ratio is included in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Allstate brand:
DAC amortization	13.3	13.3	13.3	13.2
Non-deferred expenses	8.2	9.2	8.2	9.2
Amortization of goodwill	—	0.1	—	0.1
Restructuring and related charges	0.6	—	0.5	0.1

Allstate brand expense ratio	22.1	22.6	22.0	22.6

Ivantage:
DAC amortization	19.9	20.6	19.9	20.1
Non-deferred expenses	13.3	13.7	12.4	12.0
Amortization of goodwill	—	0.5	—	0.5
Restructuring and related charges	—	—	—	—

Ivantage expense ratio	33.2	34.8	32.3	32.6

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

        Restructuring charges incurred by PP&C during the second quarter of 2002 totaled $34 million compared to $1 million in the prior year second quarter, and $54 million in the first six months of 2002 compared to $8 million in the same period of 2001. These charges relate to the Company's realignment of claim offices, Customer Information Centers ("CICs") and other back-office operations. Currently, the Company estimates that restructuring expenses will total $104 million for the twelve months ended December 31, 2002, or approximately $0.10 per diluted share.

        Allstate also sells property and casualty insurance in Canada. The underwriting results of the Canadian business are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except ratios)
	2002	2001	2002	2001
Premiums written
Standard auto	$86	$77	$150	$140
Non-standard auto	28	31	53	54
Homeowners	20	19	32	31
Other	9	9	14	16

Total Canada	$143	$136	$249	$241

Premiums earned
Standard auto	$69	$63	$134	$121
Non-standard auto	28	24	55	46
Homeowners	16	14	31	28
Other	7	8	14	16

Total Canada	$120	$109	$234	$211

Loss ratio
Standard auto	84.4	79.5	92.0	85.7
Non-standard auto	71.2	75.4	58.5	74.5
Homeowners	81.4	71.5	83.0	80.9
Other	68.9	76.9	65.3	69.3
Total Canada loss ratio	80.1	77.3	81.4	81.4
Canada expense ratio	26.5	27.5	26.0	28.0

Canada combined ratio	106.6	104.8	107.4	109.4

        During the first six months of 2002, approval has been received in Canada for rate changes for standard auto in 5 jurisdictions with a weighted average rate increase of 10.5% on an annual basis, for non-standard auto in 5 jurisdictions with a weighted average rate increase of 10.1% on an annual basis and for homeowners in 4 jurisdictions with a weighted average rate increase of 7.7% on an annual basis.

        PP&C Catastrophe Losses are caused by various natural events including earthquakes, wildfires, tornadoes, hailstorms, hurricanes, tropical storms, high winds and winter storms. Allstate's PP&C segment is also exposed to catastrophic events that are not the result of acts of nature, such as certain acts of terrorism or certain industrial accidents, the nature and level of which in any period cannot be predicted and could be material to results of operations and financial position.

        Catastrophe losses are included in claims and claims expense, thus impacting both the underwriting results and loss ratios. For the second quarter of 2002, catastrophe losses totaled $288 million compared with $537 million for the same period in 2001. For the first six months of 2002, catastrophe losses were $398 million compared to $619 million for the same period last year. The level of catastrophe losses experienced in any period cannot be predicted and can be material to results of operations and financial position.

        The impact of catastrophe losses on the loss ratio is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Effect of catastrophe losses on loss ratio
Allstate brand:
Standard auto	1.4	5.0	1.0	2.6
Non-standard auto	0.4	1.3	0.3	0.7
Homeowners	16.7	33.1	12.6	20.1
Other	5.7	4.0	3.2	3.0

Total Allstate brand	4.7	9.7	3.3	5.6

Ivantage:
Standard auto	2.3	4.1	1.0	2.0
Non-standard auto	—	—	—	—
Homeowners	25.0	34.3	15.5	19.7
Other	7.7	4.0	4.0	3.7

Total Ivantage	8.3	11.5	4.9	6.3

Total PP&C	5.0	9.8	3.5	5.7

        Allstate has limited, over time, its aggregate insurance exposures in certain regions prone to natural event catastrophes. These limits include restrictions on the amount and location of new business production, limitations on the availability of certain policy coverages, policy brokering and increased participation in catastrophe pools. Allstate has also requested and received rate increases and has expanded its use of increased hurricane and earthquake deductibles in certain regions prone to catastrophes. However, the initiatives are somewhat mitigated by requirements of state insurance laws and regulations, as well as by competitive considerations.

        For Allstate, areas of potential catastrophe losses due to hurricanes include major metropolitan centers near the eastern and gulf coasts of the United States. Allstate Floridian Insurance Company ("Floridian") and Allstate Floridian Indemnity Company ("AFI") sell and service Allstate's Florida residential property policies, and have access to reimbursements on certain qualifying Florida hurricanes and exposure to assessments from the Florida Hurricane Catastrophe Fund. In addition, Floridian and AFI are subject to assessments from the Florida Windstorm Underwriting Association, the Florida Residential Property and Casualty Joint Underwriting Association and Citizens Property Insurance Company, organizations created by the state of Florida to provide coverage for catastrophic losses to property owners unable to obtain coverage in the private insurance market. The Company has also mitigated its ultimate exposure to hurricanes through policy brokering; an example includes the Company's brokering of insurance coverage for hurricanes in Hawaii to a non-affiliated company.

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

        Since 1992, the aggregate impact of catastrophes on the Company's total loss ratio was 6.3 points. Excluding losses from Hurricane Andrew, California earthquakes and Hawaii hurricanes during that period, since the exposure for these catastrophes is now substantially covered by an industry reinsurance or insurance mechanism (i.e. CEA and various Florida facilities), the aggregate impact of all other catastrophes on the Company's total loss ratio was 3.8 points. Comparatively, the aggregate impact of catastrophes on the homeowners loss ratio over the last ten years, excluding losses from Hurricane Andrew, California earthquakes and Hawaii hurricanes during that period, was 16.4 points. The catastrophe impact on the homeowners loss ratio in jurisdictions deemed to have hurricane exposure (those jurisdictions bordering the eastern and gulf coasts) was 16.8 points, and in all other states the impact was 15.8 points over this ten-year period. Comparatively, during the first six months of 2002, catastrophes in the states deemed to have hurricane exposure had an impact of 11.4 points on the homeowners loss ratio, while in all other states catastrophes had an impact of 14.2 points. The total catastrophe impact on the homeowners loss ratio was 12.6 points during the first six months of 2002.

        Allstate continues to evaluate alternative business strategies to more effectively manage its exposure to catastrophe losses, including rate increases. In the first six months of 2002, Allstate received approval for homeowners rate increases in 16 states deemed to have hurricane exposure and Washington D.C. with a weighted average rate increase in those jurisdictions of 18.0% on an annual basis. In addition, Allstate received approval for homeowners rate increases in 27 other states for a weighted average rate increase of 21.0% on an annual basis.

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

Discontinued Lines and Coverages

        Summarized underwriting results for the Discontinued Lines and Coverages segment are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)
	2002	2001	2002	2001
Underwriting loss	$6	$4	$10	$8

        Discontinued Lines and Coverages represents business no longer written by Allstate and includes the results from asbestos, environmental and other mass tort exposures, and certain commercial and other businesses in run-off. Allstate has assigned management of this segment to a designated group of professionals with expertise in claims handling, policy coverage interpretation and exposure identification with respect to its discontinued businesses.

PROPERTY-LIABILITY INVESTMENT RESULTS

        Pretax net investment income decreased 1.8% in the second quarter of 2002 as compared to the same period of 2001. For the first six months of 2002, pretax net investment income decreased 8.3% as compared to the same period last year. The decrease in pretax net investment income in both periods was due to a decline in income from partnership interests and lower portfolio yields. During the first quarter of 2002, the

Company sold approximately $1 billion of the Property-Liability equity securities portfolio. The proceeds were invested in fixed income securities.

        After-tax realized capital losses were $68 million in the second quarter of 2002 compared to losses of $11 million in the same period of 2001. After-tax realized capital losses were $80 million for the first six months of 2002 compared to after-tax realized capital gains of $6 million in the same period of 2001.

        The following table describes the factors driving the after-tax realized capital gains and losses results.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)
	2002	2001	2002	2001
Investment write-downs	$(16)	$(29)	$(29)	$(44)
Portfolio trading	(33)	12	(35)	68
Valuation of derivative instruments	(19)	6	(16)	(18)

Total realized capital gains and losses, after-tax	$(68)	$(11)	$(80)	$6

ALLSTATE FINANCIAL OPERATIONS

        Overview    Allstate Financial markets a diversified portfolio of retail and structured financial products to meet consumers' needs in the areas of protection, investment and retirement solutions.

        The retail products include term life, whole life, universal life, variable life, variable universal life and single premium life; annuities such as fixed annuities (including market value adjusted annuities and equity-indexed annuities), variable annuities and immediate annuities; other protection products such as accidental death, hospital indemnity, disability income, cancer, dental, long-term care and credit insurance; and banking products and services, such as certificates of deposit, insured money market and savings accounts, checking accounts and first mortgage loans. Retail products are sold through a variety of distribution channels including exclusive Allstate agencies, financial services firms, independent agent broker/dealers including master brokerage agencies and direct marketing. Banking products are also sold directly by Allstate Bank through the Internet and a toll-free number.

        The structured financial products include funding agreements and guaranteed investment contracts ("GICs") sold to qualified investment buyers. Funding agreements are also sold to special purpose entities ("SPEs") issuing medium term notes. Structured financial products are sold through specialized brokers, consultants and financial intermediaries. Structured financial products also include fixed annuity investment products such as single premium structured settlement annuities sold through brokers who specialize in settlement of injury and other liability cases, and other immediate annuities.

        Summarized financial data and key operating measures for Allstate Financial's operations are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)
	2002	2001	2002	2001
Statutory premiums and deposits	$3,325	$2,936	$6,115	$5,803

Investments	$51,772	$44,321	$51,772	$44,321
Separate Accounts assets	12,655	14,180	12,655	14,180

Investments, including Separate Accounts assets	$64,427	$58,501	$64,427	$58,501

GAAP premiums	$348	$357	$656	$651
Contract charges	234	219	464	434
Net investment income	776	739	1,519	1,471
Contract benefits	449	419	825	818
Interest credited to contractholder funds	423	459	852	858
Operating costs and expenses	277	242	535	487
Amortization of goodwill	—	7	—	15
Restructuring and related charges	1	3	1	4
Income tax expense	65	66	140	128

Operating income(1)	143	119	286	246
Realized capital gains and losses, after-tax	(37)	(35)	(89)	(87)
Cumulative effect of change in accounting principle, after-tax	—	—	(283)	(6)

Net income	$106	$84	$(86)	$153

(1)
For a complete definition of operating income see the Allstate Financial operating income discussion beginning on page 36.

        Statutory Premiums and Deposits is a measure used by Allstate management to analyze sales trends. Statutory premiums and deposits includes premiums on insurance policies, and premiums and deposits on annuities, determined in conformity with statutory accounting practices prescribed or permitted by the insurance regulatory authorities of the states in which the Company's insurance subsidiaries are domiciled, and all other funds received from customers on deposit-type products which are accounted for by the Company as liabilities, including the net new deposits of Allstate Bank. The statutory accounting practices, and Allstate's definition of statutory premiums and deposits, differ in material aspects from GAAP. Allstate's method of calculating statutory premiums and deposits may also be different from the method used by other companies and therefore comparability may be limited.

        The following table summarizes statutory premiums and deposits by product line.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)
	2002	2001	2002	2001
Life and other products
Interest-sensitive life	$272	$262	$540	$520
Traditional life	117	123	215	229
Other	109	103	212	203

Total life and other products	498	488	967	952
Investment products
Fixed annuities	1,303	883	2,131	1,584
Variable annuities	589	752	1,196	1,564
Funding agreements	754	742	1,551	1,583
GIC	30	71	39	120

Total investment products	2,676	2,448	4,917	4,851
Allstate Bank	151	—	231	—

Total Statutory Premiums and Deposits	$3,325	$2,936	$6,115	$5,803

        Total statutory premiums and deposits increased 13.2% to $3.33 billion in the second quarter of 2002 from $2.94 billion in the second quarter of 2001. This increase was due to growth in sales of fixed annuities and deposits of Allstate Bank, partly offset by declines in variable annuity and GIC sales. The decline in variable annuity sales is a reflection of the continuing overall decline in the variable annuity market caused by market conditions during the period. Period to period fluctuations in the sales of structured financial products will occur as the sales of these products are primarily made on management's assessment of market opportunities.

        Total statutory premiums and deposits increased 5.4% to $6.12 billion in the first six months of 2002 from $5.80 billion in the same period of 2001. This increase was due to growth in sales of fixed annuities and deposits of Allstate Bank, partly offset by declines in variable annuity and GIC sales.

        In July of 2001, the Office of Thrift Supervision granted Allstate Bank full-service banking powers. Using these powers, Allstate Bank began offering a wider range of consumer banking products and services, such as certificates of deposit, insured money market and savings accounts and checking accounts through Allstate agents, financial services firms the Internet and a toll-free number, in September of 2001.

        The following table summarizes statutory premiums and deposits by distribution channel.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)
	2002	2001	2002	2001
Allstate agencies	$580	$336	$969	$589
Financial services firms	1,000	990	1,840	2,073
Specialized brokers	958	997	1,948	1,990
Independent agents	682	534	1,168	995
Direct Marketing	91	79	171	156
Allstate Bank (Direct)	14	—	19	—

Total Statutory Premiums and Deposits	$3,325	$2,936	$6,115	$5,803

        GAAP Premiums and Contract Charges represent premium generated from traditional life and other insurance products and immediate annuities with life contingencies which have significant mortality or morbidity risk, and contract charges generated from interest-sensitive life products, variable annuities, fixed annuities and other investment products for which deposits are classified as contractholder funds. Contract charges are assessed against the contractholder account balance for maintenance, administration, cost of insurance and early surrender.

        The following table summarizes GAAP premiums and contract charges.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)
	2002	2001	2002	2001
Premiums
Traditional life	$116	$114	$223	$226
Immediate annuities with life contingencies(1)	107	108	187	164
Other	125	135	246	261

Total premiums	$348	$357	$656	$651

Contract Charges
Interest-sensitive life	$168	$152	$331	$298
Variable annuities	56	55	109	110
Investment contracts	10	12	24	26

Total contract charges	$234	$219	$464	$434

(1)
Under GAAP accounting requirements, only those immediate annuities with life contingencies are recognized in premiums. Those without life contingencies, or period certain, are directly recorded as liabilities and generate contract charges. Market conditions and consumer preferences drive the mix of immediate annuities sold with or without life contingencies.

        In the second quarter of 2002, total premiums decreased 2.5% compared to the same period of 2001 due to declines in Other premiums. In the first six months of 2002, total premiums were consistent with the same period of 2001 due to increased sales of Immediate annuities with life contingencies, offset by a decline in Other premiums. Declines in Other premiums during both periods are related to the Company entering a reinsurance agreement for certain of its direct marketing credit insurance products.

        Total contract charges increased 6.8% during the second quarter of 2002, and 6.9% for the first six months of 2002, compared to the same periods in 2001 due to growth in interest-sensitive life account value in force and contract charge rate increases. Contract charges on variable annuities, which are generally calculated as a percentage of each account value, were consistent with the prior year periods as growth from sales was offset by declines in account value as a result of market declines.

        The following table summarizes GAAP premiums and contract charges by distribution channel.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)
	2002	2001	2002	2001
Premiums
Allstate agencies	$91	$74	$161	$139
Specialized brokers	107	108	187	164
Independent agents	64	73	138	144
Direct marketing	86	102	170	204

Total premiums	$348	$357	$656	$651

Contract Charges
Allstate agencies	$143	$129	$282	$254
Financial services firms	52	52	101	104
Specialized brokers	4	5	12	11
Independent agents	35	33	69	65

Total contract charges	$234	$219	$464	$434

        Operating income is a measure used by Allstate management to evaluate the profitability of each segment. Operating income is defined as Income before the cumulative effect of changes in accounting principles, after-tax, and excluding the after-tax effects of realized capital gains and losses. In this management measure, the effects of realized capital gains and losses and certain other items have been excluded due to the volatility between periods and because such data is often excluded when evaluating the overall financial performance and profitability of insurers. These operating results should not be considered as a substitute for any GAAP measure of performance. A reconciliation of operating income to net income is provided in the table on page 34. Allstate's method of calculating operating income may be different from the method used by other companies and therefore comparability may be limited.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)
	2002	2001	2002	2001
Investment margin	$236	$209	$463	$425
Mortality margin	138	128	287	256
Maintenance charges	92	80	175	160
Surrender charges	20	20	37	39
DAC amortization	(114)	(93)	(222)	(190)
Non-deferred expenses	(163)	(149)	(313)	(297)
Amortization of goodwill	—	(7)	—	(15)
Restructuring and related charges	(1)	(3)	(1)	(4)
Income tax expense on operations	(65)	(66)	(140)	(128)

Operating income	$143	$119	$286	$246

        The following table summarizes operating income by product group.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)
	2002	2001	2002	2001
Retail products	$111	$95	$225	$198
Structured financial products	32	24	61	48

Operating income	$143	$119	$286	$246

        Operating income increased 20.2% in the second quarter of 2002 and 16.3% in the first six months of 2002, over the same periods in the prior year, due to increases in the investment and mortality margins.

        Investment margin, which represents the excess of net investment income earned over interest credited to policyholders and contractholders, increased 12.9% during the second quarter of 2002, and 8.9% in the first six months of 2002 compared to the same periods in 2001. The increase in both periods is a result of growth in invested assets, driven by sales of fixed annuities and structured financial products, less contract benefits, surrenders and withdrawals. Invested assets increased 16.8% as of June 30, 2002 compared to June 30, 2001. The impact of this growth was partly offset by a decline in invested asset yields from lower reinvestment rates resulting from market conditions, and increased sales of investment products with lower investment margins such as market value adjusted annuities ("MVAAs") and funding agreements. Management actions taken in 2001 and the first half of 2002 to reduce crediting rates where contractually allowed have partially offset the decline in invested asset yields.

        The following table summarizes investment margin by product group.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)
	2002	2001	2002	2001
Retail products	$182	$173	$357	$354
Structured financial products	54	36	106	71

Investment margin	$236	$209	$463	$425

        Mortality margin, which represents premiums and cost of insurance charges in excess of related policy benefits, increased 7.8% during the second quarter of 2002 compared to the same period of 2001, and 12.1% in the first six months of 2002 compared to the first six months of 2001. During the second quarter of 2002, increased premiums on new business offset an increase in policy benefits, while for the first six months of 2002 increased premiums and lower benefits on variable annuities contributed to growth in the margin compared to the same periods in the prior year. Mortality and morbidity loss experience can cause benefit payments to fluctuate from period to period while underwriting and pricing guidelines are based on a long-term view of the trends in mortality and morbidity.

        The following table summarizes mortality margin by product group.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)
	2002	2001	2002	2001
Retail products	$143	$121	$291	$244
Structured financial products	(5)	7	(4)	12

Mortality margin	$138	$128	$287	$256

        DAC amortization for Allstate Financial is dependent on the nature of the insurance contract and requires judgment on both the period and rate of amortization. DAC amortization periods for products with significant mortality or morbidity risk are determined when the products are sold, and are related to the periods in which premiums are received on these products. Amortization is recognized in proportion to the pattern of expected gross profits for interest-sensitive life and investment products, which is dependent on expected investment returns and product profitability experience and the estimated lives of the contract periods. The estimated average lives of the contracts are considerably shorter than the stated amortization period due to withdrawals, surrenders and other policy terminations. The average long-term rate of assumed future investment yield of the Separate Accounts used in estimating expected gross margins is 8.0% plus 1.15% to 1.45% for fees, at June 30, 2002. If actual results differ from estimated gross margins, deferred acquisition costs amortization is adjusted. Bonus interest and other sales incentives are deferred and reflected as an offset to contractholder funds.

        The following table summarizes the DAC asset balance by product.

($ in millions)	Amortization Period	June 30, 2002	December 31, 2001
Traditional Life	7 to 30 years	$702	$694
Other	Various	190	188

		892	882
Interest-sensitive life	30 years	1,281	1,274
Fixed annuity	15 years	274	261
Variable annuity	15 years	883	858
Other	Various	12	11

		2,450	2,404

Total DAC		$3,342	$3,286

        DAC amortization increased 22.6% during the second quarter of 2002 and 16.8% during the first six months of 2002 compared to the same periods of 2001 due to overall growth in business and improved margins on investment and interest sensitive life contracts.

        Non-deferred expenses, which together with DAC amortization comprise Operating costs and expenses, increased 9.4% during the second quarter of 2002 and 5.4% during the first six months of 2002 compared to the same periods of 2001, due in part to a reserve established for a class action legal settlement.

        The following table summarizes non-deferred expenses by product group.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)
	2002	2001	2002	2001
Retail products	$(151)	$(137)	$(287)	$(276)
Structured financial products	(12)	(12)	(26)	(21)

Non-deferred expenses	$(163)	$(149)	$(313)	$(297)

ALLSTATE FINANCIAL INVESTMENT RESULTS

        Pretax net investment income increased 5.0% in the second quarter of 2002 compared to the same period in 2001. For the first six months of 2002, pretax net investment income increased 3.3% compared to the same period last year. The increase in both periods was due to increased investment balances, partially offset by lower portfolio yields. The Allstate Financial investment balances, excluding assets invested in Separate Accounts and unrealized capital gains on fixed income securities, increased 16.8% from the June 30, 2001 level.

        After-tax realized capital losses were $37 million in the second quarter of 2002 compared to $35 million in the second quarter of 2001. During the first six months of 2002, after-tax realized capital losses were $89 million compared to $87 million in the first six months of last year. After-tax realized capital gains and losses are presented net of the effects of DAC amortization and additional future policy benefits to the extent that such effects resulted from the recognition of realized capital gains and losses.

        The following table describes the factors driving the after-tax realized capital gains and losses results.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)
	2002	2001	2002	2001
Investment write-downs	$(21)	$(24)	$(38)	$(45)
Portfolio trading	4	(17)	(29)	(14)
Valuation of derivative instruments	(14)	9	(20)	(25)

Subtotal	$(31)	$(32)	$(87)	$(84)
Reclassification of amortization of DAC	(6)	(3)	(2)	(3)

Realized capital gains and losses, after-tax	$(37)	$(35)	$(89)	$(87)

INVESTMENTS

        The composition of the Company's investment portfolio at June 30, 2002, is presented in the following table.

	Property-Liability		Allstate Financial		Corporate and Other		Total
($ in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities(1)	$28,323	84.2%	$42,537	82.1%	$1,366	96.0%	$72,226	83.2%
Equity securities	3,683	11.0	249	0.5	21	1.5	3,953	4.6
Mortgage loans	86	0.3	5,692	11.0	—	—	5,778	6.7
Short-term	1,515	4.5	1,917	3.7	34	2.4	3,466	3.9
Other	14	—	1,377	2.7	2	0.1	1,393	1.6

Total	$33,621	100.0%	$51,772	100.0%	$1,423	100.0%	$86,816	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost for these securities was $27.1 billion, $40.8 billion and $1.3 billion for Property-Liability, Allstate Financial, and Corporate and Other, respectively.

        Total investments increased to $86.82 billion at June 30, 2002 from $79.88 billion at December 31, 2001.

        Property-Liability investments were $33.62 billion at June 30, 2002 compared to $32.45 billion at December 31, 2001, primarily attributable to amounts invested from positive cash flows generated from higher balances of security repurchase agreements and positive cash flows generated from operations, and increased unrealized gains on fixed income securities, partially offset by decreased unrealized capital gains on equity securities.

        Allstate Financial investments were $51.77 billion at June 30, 2002 compared to $46.07 billion at December 31, 2001. The increases in investments were primarily attributable to amounts invested from positive cash flows generated from operations and positive cash flows generated from higher balances of security repurchase agreements.

        Total investment balances related to security repurchase agreements, which include the collateral from securities lending and dollar rolls, increased to $4.54 billion at June 30, 2002, from $2.81 billion at December 31, 2001.

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

        The following table summarizes the balances of problem, restructured and potential problem fixed income securities.

	June 30, 2002			December 31, 2001
($ in millions)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$205	$196	0.3%	$199	$192	0.3%
Restructured	35	29	—	42	42	0.1
Potential problem	290	278	0.4	276	271	0.4

Total net carrying value	$530	$503	0.7%	$517	$505	0.8%

Cumulative write-downs recognized	$223			$223

        The Company has experienced an increase in its balance of securities categorized as problem, restructured or potential problem as of June 30, 2002 compared to December 31, 2001. Due to the continued declining economic and market conditions during 2002, increases in these balances are expected to continue in the future, but the total amount of securities in these categories are expected to remain a relatively low percentage of the total fixed income securities portfolio.

        Commencing in late July 2002, deterioration of U.S. credit markets significantly escalated. For example, in July the Lehman Brothers U.S. Investment-Grade Credit Index under-performed U.S. Treasuries by 259 basis points, its second worst month ever. In particular, the telecommunications, airlines and energy sectors, in which the company has holdings, have been adversely affected. This deterioration, along with reduced market liquidity, could also extend to other segments of the economy and is expected to lead to increased recognition of realized capital losses from investment write-downs and trading activities in subsequent periods.

CAPITAL RESOURCES AND LIQUIDITY

        Capital Resources consist of shareholders' equity, mandatorily redeemable preferred securities and debt, representing funds deployed or available to be deployed to support business operations. The following table summarizes Allstate's capital resources.

($ in millions)	June 30, 2002	December 31, 2001
Common stock and retained earnings	$15,466	$15,533
Accumulated other comprehensive income	1,751	1,663

Total shareholders' equity	17,217	17,196
Mandatorily redeemable preferred securities	200	200
Debt	4,223	3,921

Total capital resources	$21,640	$21,317

Ratio of debt to total capital resources(1)	20.0%	18.9%

(1)
When analyzing the Company's ratio of debt to total capital resources, various formulas are used. In this presentation, debt includes 50% of the mandatorily redeemable preferred securities.

        Shareholders' equity increased $21 million in the first six months of 2002 when compared to year-end 2001, as net income and increased unrealized capital gains were partially offset by dividends paid to shareholders and share repurchases. During the first six months of 2002, the Company acquired 6.4 million shares of its stock at a cost of $242 million as part of the current stock repurchase program. This program was 59.1% complete at June 30, 2002, and is expected to be completed by December 31, 2002, but completion is dependent upon the market price of Allstate's stock.

        Debt increased compared to December 31, 2001 due primarily to increased long-term borrowings outstanding. In February 2002, the Company issued $350 million of 6.125% Senior Notes due in 2012, utilizing the registration statement filed with the Securities and Exchange Commission ("SEC") in June 2000. The proceeds of this issuance were used for general corporate purposes.

        Financial Ratings and Strength    The Company's and its major subsidiaries' debt, commercial paper and financial strength ratings are influenced by many factors including the amount of financial leverage (i.e. debt) and exposure to risks, such as catastrophes, as well as the current level of operating leverage.

        In February 2002, Standard & Poor's affirmed its December 31, 2001 ratings. Standard & Poor's further provided an affirmation of its "stable" outlook of The Allstate Corporation and Allstate Insurance

Company ("AIC"), but revised its outlook for Allstate Life Insurance Company ("ALIC") and its rated subsidiaries and affiliates to "negative" from "stable." This revision is part of an ongoing life insurance industry review being conducted by Standard & Poor's. Moody's and A.M. Best reaffirmed all of AIC, ALIC and The Allstate Corporation's ratings and outlooks.

        In June of 2002, AIC contributed $150 million of additional capital to strengthen ALIC statutory surplus, following the impact of ALIC's realized capital losses, an increase in the statutory reserves required for the variable annuity guaranteed minimum death benefits and growth from new business.

        Liquidity    The Allstate Corporation is a holding company whose principal subsidiaries include AIC, American Heritage Life and Kennett Capital. The Allstate Corporation, Property-Liability and Allstate Financial's principal sources of funds include the following activities.

	Property- Liability	Allstate Financial	Corporate and Other
Property-liability insurance premiums	X
Allstate Financial statutory premiums and deposits		X
Reinsurance recoveries	X	X
Receipts of principal, interest and dividends on investments	X	X	X
Sales of investments	X	X	X
Funds from investment repurchase agreements, securities lending, dollar roll, commercial paper and lines of credit agreements	X	X	X
Inter-company loans	X	X	X
Dividends from subsidiaries	X		X
Funds from periodic issuance of additional securities			X
Funds from the settlement of the Company's benefit plans			X

        The Allstate Corporation, Property-Liability and Allstate Financial's principal uses of funds include the following activities.

	Property- Liability	Allstate Financial	Corporate and Other
Payment of claims and related expenses	X
Payment of contract benefits, maturities, surrenders and withdrawals		X
Reinsurance cessions and payments	X	X
Operating costs and expenses	X	X	X
Purchase of investments	X	X	X
Repayment of investment repurchase agreements, securities lending, dollar roll, commercial paper and lines of credit agreements	X	X	X
Payment or repayment of inter-company loans	X	X	X
Capital contributions to subsidiaries	X		X
Dividends to shareholders	X	X	X
Share repurchases			X
Debt service expenses and repayment			X
Settlement payments of the Company's benefit plans	X		X

        The following table summarizes consolidated cash flow activities by business segment for the first six months of 2002.

($ in millions)	Property- Liability	Allstate Financial	Corporate and Other	Consolidated
Net cash provided by (used in):
Operating activities	$945	$920	$94	$1,959
Investing activities	(614)	(3,938)	(123)	(4,675)
Financing activities	38	2,950	(236)	2,752

Net increase (decrease) in consolidated cash				$36

        The Company's operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet the liquidity requirements of the Company. The Corporate and Other segment also includes $1.33 billion of investments held by the Company's subsidiary, Kennett Capital.

        The payment of dividends by AIC is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. In the twelve-month period ending July 31, 2002, AIC paid dividends of $871 million. Based on the greater of 2001 statutory net income or 10% of statutory surplus, the maximum amount of dividends AIC is able to pay without prior Illinois Department of Insurance approval at a given point in time during 2002 is $1.38 billion, less dividends paid during the preceding twelve months measured at that point in time. Notification and approval of inter-company lending activities is also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.

        A portion of Allstate Financial's diversified product portfolio, primarily fixed annuity and interest-sensitive life insurance products, is subject to discretionary surrender and withdrawal by contractholders. Total surrender and withdrawal amounts for Allstate Financial for the three month and six month periods ending June 30, 2002 were $770 million and $1.45 billion compared with $734 million and $1.57 billion for the same periods last year. As Allstate Financial's interest-sensitive life policies and annuity contracts in force grow and age, the dollar amount of surrenders and withdrawals could increase. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated.

        The Company has access to additional borrowing to support liquidity as follows:

  •
  Allstate has a commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of June 30, 2002, the remaining borrowing capacity under the commercial paper program was $750 million, however, the outstanding balance fluctuates daily.

  •
  Allstate has three credit facilities totaling $1.20 billion as a potential source of funds to meet short-term liquidity requirements: a $575 million five-year revolving line of credit expiring in 2006, a $575 million 364-day revolving line of credit which was renewed during the second quarter of 2002, and a $50 million one-year revolving line of credit which was renewed in the third quarter of 2002. The rights to borrow on the five-year and 364-day lines of credit are subject to requirements that are customary for facilities of this size, type and purpose. For example, the Company's ratio of total debt to total capital (as defined in the agreements) cannot exceed a designated level. This requirement is currently being met and management expects to continue to meet it in the future. There were no borrowings under any of these lines of credit during the second quarter of 2002. The total amount outstanding at any point in time under the combination of the commercial paper program and the three credit facilities is limited to $1.20 billion.

  •
  The Company has the right to issue up to an additional $1.45 billion of debt securities, preferred stock, trust preferred securities or debt warrants utilizing the shelf registration statement filed with the SEC in June 2000.

        The Company's use of off-balance sheet arrangements is limited to two SPEs used to hold assets under the management of Allstate Investment Management Company on behalf of unrelated third party investors, one synthetic lease SPE used to acquire a headquarters office building and 38 Sterling Collision centers, and one SPE used to issue global medium-term notes ("GMTNs") to institutional investors. Management of the Company does not have an ownership interest in any of these SPEs.

  •
  At June 30, 2002, the investment management SPEs had assets of $728 million and liabilities of $701 million. In addition, unrelated third parties made initial equity investments of approximately $32 million in the SPEs.

  •
  At June 30, 2002, the synthetic lease SPE established to acquire the headquarters office building and 38 Sterling Collision centers had assets and liabilities of $67 million and $65 million, respectively, and $2 million of unrelated third party equity. This arrangement was structured to finance the acquisition of $160 million of properties when fully utilized.

  •
  At June 30, 2002, the SPE used to issue GMTNs had assets and liabilities of $2.52 billion, respectively, and in excess of $76 million of unrelated third party equity. The funding agreements issued by ALIC to the SPE are reported on the Company's balance sheet as a component of contractholder funds.

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

  •
  The Company is taking various expense-savings steps including initiatives to realign claim offices to fewer and larger office locations and to redesign the Customer Information Centers and other back-office operations. The Company estimates that the restructuring expenses to be recognized on these programs will be $104 million on a pre-tax basis, for the twelve months ending December 31, 2002. The Company also estimates that the annual expense savings from these programs will be $140 million on a pre-tax basis. However, these savings will not be fully realized until 2004 and are dependent on the adequacy and timing of actions taken to eliminate targeted employee positions and consolidate operations and facilities. Moreover, the efficacy of the Company's expense saving initiatives is difficult to predict due to external factors such as the stock market impact on pension and other benefit expenses and the extent of future guaranty fund assessments.

  •
  In connection with the realignment of claim offices to fewer and larger office locations, a significant number of claims employees may be transferring from one office location to another. In addition, a significant number of them may have to learn new responsibilities. Although the Company has taken action to mitigate the risk of these disruptions, this may lead to a temporary increase in the number of pending claims, to a decrease in the effectiveness of internal control programs in the claim settlement process and to a decrease in the effectiveness of severity management programs.

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

  •
  For its homeowners insurance business, Allstate is pursuing programs to address adverse profitability trends, particularly increased severity trends. These programs include market or state-specific product design changes, underwriting and rating changes, discontinuation of specific coverages, specific policy language regarding coverage for mold claims and loss management initiatives. Although these programs are designed to improve profitability and although the effects of these programs are expected to be fully recognized in the financial results beginning in mid-2003, they may have an adverse impact on written premium growth, particularly as Allstate increases prices. Additionally, improvement in profitability may be mitigated to the extent that Allstate continues to face water losses, and mold damage stemming from those losses, on current policies and coverages that remain in force.

  •
  The insurance business is subject to extensive regulation, particularly at the state level. Many of these restrictions affect Allstate's ability to operate and grow its businesses in a profitable manner. In particular, the PP&C segment's implementation of SRM for its private passenger auto business is subject to state regulatory review processes.

  •
  The Company believes that the risk factors and tier-based pricing and underwriting approach used in SRM will allow it to be more competitive and operate more profitably. However, the Company is not able to implement SRM in its optimal form in every state due to market constraints and the regulatory approval process. Moreover, it is possible that the SRM underwriting factors or pricing model do not accurately anticipate the level of loss costs that the Company will ultimately incur as a result of the mix of new business generated through the use of these strategies. In addition, it is possible that the underwriting factors or pricing model do not accurately reflect the level of loss costs attributable to a specific SRM tier including high lifetime value customers.

  •
  Strategic decisions made by other insurance carriers in the industry regarding their willingness to write new or renewal business could adversely impact Allstate's profitability. For example, if an insurance carrier announces its intention to withdraw from a state in which Allstate operates, the Company could experience an increase in premiums written, which may not be adequate to achieve targeted returns if increased frequency or severity of claims, higher participation rates in mandatory insurance pools and increased assessments from various state facilities such as the CEA should occur in excess of pricing considerations.

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

  •
  There is inherent uncertainty in the process of establishing property-liability loss reserves, particularly reserves for the cost of asbestos, environmental and other mass tort claims. This uncertainty arises from a number of factors, including ongoing interpretation of insurance policy provisions by courts, inconsistent decisions in lawsuits regarding coverage and expanded theories of liability. In addition, on-going changes in claims settlement practices can lead to changes in loss payment patterns that are used to estimate reserve levels. The process of adjudicating claims in the asbestos bankruptcies is lengthy and involves, among other factors, filing notices of claim by all current claimants, estimating the number and cost of resolving pre-petition and post-petition claims, negotiations among the various creditor groups and the debtors and, if necessary, evidentiary hearings by the bankruptcy court. Moreover, while management believes that improved actuarial techniques and databases have assisted in estimating asbestos, environmental and other mass tort net loss reserves, these refinements may subsequently prove to be inadequate indicators of the extent of probable loss. Consequently, ultimate losses could materially exceed established loss reserves and have a material adverse effect on our results of operations, liquidity or financial position.

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

  •
  Changes in market interest rates can have adverse effects on Allstate's investment portfolio, investment income, product sales, results of operations and retention of existing business. Increasing market interest rates have an adverse impact on the value of the investment portfolio, for example, by decreasing unrealized capital gains on fixed income securities. Declining market interest rates could have an adverse impact on Allstate's investment income as Allstate reinvests proceeds from positive cash flows from operations and from maturities, calls and prepayments of investments into new investments that could be yielding less than the portfolio's average rate. Changes in interest rates could also reduce the profitability of the Allstate Financial segment's spread-based products, particularly interest-sensitive life, investment and structured financial products, as the difference between the amount that Allstate Financial is required to pay on such products and the rate of return earned on the general account investments could be reduced. Changes in market interest rates as compared to rates offered on some of the Allstate Financial segment's products could make those products less attractive if competitive investment margins are not maintained, leading to lower sales and/or changes in the level of surrenders and withdrawals on these products. Additionally, unanticipated surrenders could cause acceleration of amortization of DAC and thereby increase expenses and reduce current period profitability. The Company seeks to limit its exposure to this risk on Allstate Financial's products by offering a diverse group of products, periodically reviewing and revising crediting rates and providing for surrender charges in the event of early withdrawal.

  •
  Allstate Financial amortizes DAC related to interest sensitive life and investment contracts in proportion to gross profits over the estimated lives of the contract periods. Periodically, Allstate Financial updates the assumptions underlying the estimated future gross profits, which include estimated future contract charges, investment margins and expenses, in order to reflect actual and expected experience and its potential impact to the valuation of DAC. Updates to these assumptions could potentially result in an adjustment to the cumulative amortization of DAC. For example, reduced estimated future gross profits resulting from declines in contract charges assessed against the Separate Accounts' balances invested in equity securities which have declined in value, could potentially result in increased amortization of DAC. An adjustment, if any, may have a material effect on the results of operations.

  •
  The impact of decreasing Separate Accounts balances resulting from volatile market conditions, underlying fund performance and sales management performance could cause contract charges realized by the Allstate Financial segment to decrease and lead to an increase of the exposure of Allstate Financial to pay guaranteed minimum income and death benefits and could also result in increased statutory reserves for these benefits, leading to a reduction of ALIC's statutory capital and surplus. In addition, it is possible that the assumptions and projections used by Allstate Financial in establishing prices for the guaranteed minimum death benefits and guaranteed minimum income benefits on variable annuities, particularly assumptions and projections about investment performance, do not accurately anticipate the level of costs that Allstate Financial will ultimately incur in providing those benefits, resulting in adverse mortality trends that may have a material effect on results of operations.

  •
  Conditions in the U.S. and international stock markets can have an impact on Allstate Financial's variable annuity sales. In general, sales of variable annuities increase when the stock markets are generally rising over an extended period of time and decrease when stock markets are falling over an extended period of time.

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

  •
  Allstate Financial is comprised of various entities registered under the federal securities laws as broker-dealers, investment advisers and/or investment companies. These entities are subject to the regulatory jurisdiction of the SEC, the National Association of Securities Dealers and/or, in some cases, state securities administrators. The laws regulating the securities products and activities of Allstate Financial are complex, numerous and subject to change. As with any highly regulated industry, there is some degree of risk of regulatory non-compliance; however the Company has in place various legal and compliance personnel, procedures and systems designed to reasonably assure compliances with these requirements.

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

  •
  Allstate has three credit facilities totaling $1.20 billion as a potential source of funds to meet short-term liquidity requirements: a $575 million five-year revolving line of credit expiring in 2006, a $575 million 364-day revolving line of credit which was renewed in the second quarter of 2002, and a $50 million one-year revolving line of credit which was renewed in the third quarter of 2002. The rights to borrow on the five-year and 364-day lines of credit are subject to the requirement that the Company's ratio of total debt to total capital (as defined in the agreements) not exceed a designated level. The ability of Allstate to meet the requirement is dependent upon its financial condition.

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

  •
  The events of September 11, 2001, and the resulting disruption in the financial markets revealed weaknesses in the physical and operational infrastructure that underlies the U.S. and worldwide financial systems. Those weaknesses did not impair Allstate's liquidity in the wake of September 11, 2001. However, if an event of similar or greater magnitude occurred in the future and if the weaknesses in the physical and operational infrastructure of the U.S. and worldwide financial systems are not remedied, Allstate could encounter significant difficulties in transferring funds, buying and selling securities and engaging in other financial transactions that support its liquidity.

  •
  Allstate is a holding company with no significant business operations of its own. Consequently, to a large extent, its ability to pay dividends and meet its debt payment obligations is dependent on dividends from its subsidiaries, primarily AIC.

  •
  Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change a company's ratings due to, for example, a decline in the value of a company's investment portfolio or increased liabilities due to additional minimum income or death benefit exposure resulting from market declines. A multiple level downgrade, while not expected, could have a material adverse effect on Allstate's sales, including the competitiveness of Allstate's product offerings, its ability to market products, and its financial condition and results of operations.

  •
  State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures generally require Allstate's subsidiaries to maintain financial strength ratings. These restrictions affect Allstate's ability to pay shareholder dividends and use its capital in other ways.

  •
  The Company currently has Separate Account liabilities which contain death benefit features covered by the exposure draft Statement of Position ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The Company does not currently hold liabilities for death benefit features covered by the SOP. If adopted, the Company's establishment of liabilities with respect to the contracts could have a material impact on the statement of operations, however the market values at the time of adoption will affect the amount of the liability required.

  •
  Allstate has four off-balance sheet SPE's that meet the non-consolidation requirements in existing GAAP. If GAAP accounting requirements were to change retroactively, necessitating the consolidation of the off-balance sheet SPE's, the Company's debt-to-capital ratio would be negatively impacted. At June 30, 2002, this would not have affected the Company's compliance with any existing debt covenants.

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

  •
  Following enactment of the Gramm-Leach-Bliley Act of 1999, federal legislation that allows mergers that combine commercial banks, insurers and securities firms, state insurance regulators have been collectively participating in a reexamination of the regulatory framework that currently governs the U.S. insurance business in an effort to determine the proper role of state insurance regulation in the U.S. financial services industry. In addition, members of Congress have introduced or discussed measures to permit optional federal chartering, and thus regulation, of some types of insurance business, such as life insurance and annuities. We cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on Allstate.

  •
  The Gramm-Leach-Bliley Act of 1999 permits mergers that combine commercial banks, insurers and securities firms under one holding company. Until passage of the Gramm-Leach-Bliley Act, the Glass Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurers. With the passage of the Gramm-Leach-Bliley Act, bank holding companies may acquire insurers and insurance holding companies may acquire banks. In addition, grand-fathered unitary thrift holding companies, including The Allstate Corporation, may engage in activities that are not financial in nature. The ability of banks to affiliate with insurers may materially adversely affect all of Allstate's product lines by substantially increasing the number, size and financial strength of potential competitors.

  •
  Like other members of the insurance industry, the Company is the target of an increasing number of class action lawsuits and other types of litigation, some of which involve claims for substantial and/or indeterminate amounts (including punitive and treble damages) and the outcomes of which are unpredictable. This litigation is based on a variety of issues including insurance and claim settlement practices. GAAP prescribes when a company may reserve for particular risks, including litigation exposures, therefore results for a given period could be significantly affected when a reserve is established.

  •
  In some states, mutual insurance companies can convert to a hybrid structure known as a mutual holding company. This process converts insurance companies owned by their policyholders to stock insurance companies owned (through one or more intermediate holding companies) partially by their policyholders and partially by stockholders. Also, some states permit the conversion of mutual insurance companies into stock insurance companies ("demutualization"). The ability of mutual insurance companies to convert to mutual holding companies or to demutualize may materially adversely affect all of our product lines by substantially increasing competition for capital in the financial services industry.

  •
  The impact of The Sarbanes-Oxley Act of 2002 on the business of the Company is being evaluated but cannot be determined at this time.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        On May 16, 2002, Allstate held its annual meeting of stockholders. Thirteen board nominees for director were elected for terms expiring at the 2003 annual meeting of stockholders. In addition, the stockholders ratified the appointment of Deloitte & Touche LLP as independent auditors for 2002. There were two stockholder proposals presented and voted on at the meeting. A stockholder proposal regarding cumulative voting in the election of directors did not receive a majority vote of the shares represented and entitled to vote at the meeting. The stockholder proposal regarding the shareholder rights plan did receive a majority vote of the shares represented and entitled to vote at the meeting.

Election of Directors.

Nominee	Votes for	Votes Withheld
F. Duane Ackerman	604,397,027	11,619,453
James G. Andress	601,321,531	14,694,949
Edward A. Brennan	601,879,601	14,136,879
W. James Farrell	605,228,616	10,787,864
Jack M. Greenberg	605,255,428	10,761,052
Ronald T. LeMay	601,368,258	14,648,222
Edward M. Liddy	603,681,067	12,335,413
Michael A. Miles	601,016,621	14,999,859
J. Christopher Reyes	601,544,257	14,472,223
H. John Riley, Jr.	605,526,931	10,489,549
Joshua I. Smith	601,031,563	14,984,917
Judith A. Sprieser	601,397,657	14,618,823
Mary Alice Taylor	601,135,610	14,880,870
Other nominee
William E. Parker	356

Ratify appointment of Deloitte & Touche as the Company's auditors for 2002.

Votes For	Votes Against	Votes Abstained
597,738,945	14,902,369	3,375,522

Stockholder proposal for cumulative voting in the election of directors.

Votes For	Votes Against	Votes Abstained	Broker Non-votes
226,207,350	311,034,289	7,733,687	71,041,510

Stockholder proposal concerning the rights plan.

Votes For	Votes Against	Votes Abstained	Broker Non-votes
335,444,892	201,168,746	8,354,182	71,049,016

Item 6.    Exhibits

(a)
Exhibits

  An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLSTATE CORPORATION (Registrant)
August 12, 2002	By	/s/ SAMUEL H. PILCH Samuel H. Pilch
(chief accounting officer and duly authorized officer of Registrant)

Exhibit No.	Description
4	Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.
10.1	The Allstate Corporation Deferred Compensation Plan, as amended and restated as of June 1, 2002 (a management contract or compensatory plan or arrangement)
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 12, 2002, concerning unaudited interim financial information.

E-1