Form 10-Q
period 2002-09-30
ALLSTATE CORP
filed 2002-11-14
CIK 899051

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
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

YES ☒    NO ☐

        AS OF OCTOBER 31, 2002, THE REGISTRANT HAD 702,956,238 COMMON SHARES, $.01 PAR VALUE, OUTSTANDING.

THE ALLSTATE CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2002

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations for the Three Month and Nine Month Periods Ended September 30, 2002 and 2001 (unaudited)	1
	Condensed Consolidated Statements of Financial Position as of September 30, 2002 (unaudited) and December 31, 2001	2
	Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2002 and 2001 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4
	Independent Accountants' Review Report	18
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 4.	Controls and Procedures	66
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	67
Item 6.	Exhibits	67

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
(in millions, except per share data)
Revenues
Property-liability insurance premiums earned	$5,904	$5,597	$17,411	$16,553
Life and annuity premiums and contract charges	512	580	1,632	1,665
Net investment income	1,242	1,200	3,624	3,615
Realized capital gains and losses	(419)	(204)	(675)	(326)

	7,239	7,173	21,992	21,507

Costs and expenses
Property-liability insurance claims and claims expense	4,391	4,474	13,253	13,093
Life and annuity contract benefits	388	452	1,213	1,270
Interest credited to contractholder funds	464	434	1,316	1,292
Amortization of deferred policy acquisition costs	966	863	2,777	2,566
Operating costs and expenses	710	641	2,008	1,985
Amortization of goodwill	—	14	—	40
Restructuring and related charges	40	10	95	22
Interest expense	67	63	204	186

	7,026	6,951	20,866	20,454

Gain (loss) on disposition of operations	—	(53)	7	(63)
Income from operations before income tax (benefit) expense, dividends on preferred securities and cumulative effect of change in accounting principle, after tax	213	169	1,133	990
Income tax (benefit) expense	(37)	(67)	108	58

Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	250	236	1,025	932
Dividends on preferred securities of subsidiary trusts	(2)	(10)	(7)	(29)
Cumulative effect of change in accounting principle, after-tax	—	—	(331)	(9)

Net income	$248	$226	$687	$894

Earnings per share:
Net income per share—basic	$0.35	$0.32	$0.97	$1.24

Weighted average shares—basic	705.4	717.3	708.6	722.8

Net income per share—diluted	$0.35	$0.32	$0.97	$1.23

Weighted average shares—diluted	708.1	719.7	711.3	726.2

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in millions, except par value data)	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $71,648 and $63,295)	$76,411	$65,720
Equity securities, at fair value (cost $3,300 and $4,385)	3,513	5,245
Mortgage loans	5,884	5,710
Short-term	2,642	1,908
Other	1,438	1,293

Total investments	89,888	79,876
Cash	431	263
Premium installment receivables, net	4,247	3,976
Deferred policy acquisition costs	4,370	4,421
Reinsurance recoverables, net	2,835	2,698
Accrued investment income	988	883
Property and equipment, net	976	984
Goodwill	927	1,284
Other assets	1,279	1,203
Separate Accounts	10,791	13,587

Total assets	$116,732	$109,175

Liabilities
Reserve for property-liability insurance claims and claims expense	$16,762	$16,500
Reserve for life-contingent contract benefits	9,747	9,134
Contractholder funds	39,313	33,560
Unearned premiums	8,665	7,961
Claim payments outstanding	789	811
Other liabilities and accrued expenses	7,892	6,168
Deferred income taxes	602	137
Short-term debt	247	227
Long-term debt	3,958	3,694
Separate Accounts	10,791	13,587

Total liabilities	98,766	91,779

Commitments and Contingent Liabilities (Notes 4 and 6)
Mandatorily Redeemable Preferred Securities of Subsidiary Trust	200	200
Shareholders' equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2 billion shares authorized and 900 million issued, 703 million and 712 million shares outstanding	9	9
Additional capital paid-in	2,597	2,599
Retained income	19,285	19,044
Deferred compensation expense	(188)	(193)
Treasury stock, at cost (197 million and 188 million shares)	(6,251)	(5,926)
Accumulated other comprehensive income:
Unrealized net capital gains and net gains on derivative financial instruments	2,446	1,789
Unrealized foreign currency translation adjustments	(49)	(43)
Minimum pension liability adjustment	(83)	(83)

Total accumulated other comprehensive income	2,314	1,663

Total shareholders' equity	17,766	17,196

Total liabilities and shareholders' equity	$116,732	$109,175

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(in millions)	2002	2001
	(Unaudited)
Cash flows from operating activities
Net income	$687	$894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(50)	(86)
Realized capital gains and losses	675	326
Cumulative effect of change in accounting principle	331	9
Interest credited to contractholder funds	1,316	1,292
Changes in:
Policy benefit and other insurance reserves	170	(217)
Unearned premiums	704	447
Deferred policy acquisition costs	(252)	(267)
Premium installment receivables, net	(271)	(285)
Reinsurance recoverables, net	(142)	(102)
Income taxes payable	224	(328)
Other operating assets and liabilities	87	32

Net cash provided by operating activities	3,479	1,715

Cash flows from investing activities
Proceeds from sales
Fixed income securities	13,784	17,867
Equity securities	3,085	3,156
Investment collections
Fixed income securities	3,734	3,227
Mortgage loans	447	289
Investment purchases
Fixed income securities	(24,977)	(23,213)
Equity securities	(2,279)	(3,310)
Mortgage loans	(567)	(1,141)
Change in short-term investments, net	(97)	(92)
Change in other investments, net	(289)	(113)
Purchases of property and equipment, net	(151)	(120)

Net cash used in investing activities	(7,310)	(3,450)

Cash flows from financing activities
Change in short-term debt, net	20	134
Proceeds from issuance of long-term debt	351	—
Repayment of long-term debt	(87)	(3)
Contractholder fund deposits	7,381	6,167
Contractholder fund withdrawals	(2,899)	(3,563)
Dividends paid	(434)	(400)
Treasury stock purchases	(373)	(684)
Other	40	81

Net cash provided by financing activities	3,999	1,732

Net increase (decrease) in cash	168	(3)
Cash at beginning of period	263	222

Cash at end of period	$431	$219

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

        The condensed consolidated financial statements and notes as of September 30, 2002, and for the three-month and nine-month periods ended September 30, 2002 and 2001 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Appendix C of the Notice of Annual Meeting and Proxy Statement dated March 25, 2002. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

        To conform to the 2002 and year-end 2001 presentation, certain amounts in the prior year's condensed consolidated financial statements have been reclassified. Non-cash transactions of $475 million, which include investment exchanges, modifications, conversions and other non-cash transactions, have been excluded from prior period investment purchases and sales on the Condensed Consolidated Statements of Cash Flows to conform to the current period presentation.

        Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities, totaled $129 million and $273 million for the nine months ended September 30, 2002 and 2001, respectively.

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

	Three months ended September 30, 2001			Nine months ended September 30, 2001
		Net income per share			Net income per share
(in millions, except per share data)	Net income	Basic	Diluted	Net income	Basic	Diluted
As reported in the prior year	$226	$0.32	$0.32	$894	$1.24	$1.23
Add: goodwill amortization, after-tax	13	0.02	0.02	37	0.05	0.05

Adjusted to include the impact of the non-amortization provisions of SFAS No. 142	$239	$0.34	$0.34	$931	$1.29	$1.28

        Had Allstate adopted the non-amortization provisions on January 1, 2001, Income before dividends on preferred securities and cumulative effect of change in accounting principles ("Income from operations") and the related basic and diluted per share amounts would have been as follows:

	Three months ended September 30, 2001			Nine months ended September 30, 2001
		Income from operations per share			Income from operations per share
	Income from operations			Income from operations
(in millions, except per share data)		Basic	Diluted		Basic	Diluted
As reported in the prior year	$236	$0.33	$0.33	$932	$1.29	$1.28
Add: goodwill amortization, after-tax	13	0.02	0.02	37	0.05	0.05

Adjusted to include the impact of the non-amortization provisions of SFAS No. 142	$249	$0.35	$0.35	$969	$1.34	$1.33

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

Pending accounting standards

        On June 28, 2002, the FASB issued an exposure draft of a proposed Interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". The proposed Interpretation addresses issues related to the consolidation of special-purpose entities ("SPEs") that are not qualifying SPEs under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The proposed effective date of the statement is the first fiscal year or interim period beginning after March 15, 2003 (which for the Company would be April 1, 2003). The proposed changes in accounting for SPEs are likely to result in the consolidation of two SPEs used to hold assets under the management of an affiliate on behalf of unrelated third party investors and a synthetic lease SPE used to acquire a headquarters office building and 38 automotive collision repair stores (Sterling Collision Centers). In the aggregate, the assets and liabilities of these SPEs totaled $796 million and $775 million, respectively, at September 30, 2002. Upon adoption of the proposed Interpretation, the Company's debt-to-capital ratio will be negatively impacted, however, the impact is not anticipated to affect the Company's compliance with existing debt covenants.

        On July 31, 2002, the American Institute of Certified Public Accountants issued an exposure draft Statement of Position ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The accounting guidance contained in the proposed SOP applies to several of the Company's products and product features. The proposed effective date of the SOP is fiscal years beginning after December 15, 2003, with earlier adoption encouraged. Initial application should be as of the beginning of the fiscal year; therefore, if adopted during an interim period of 2003, prior interim periods should be restated. Most provisions of the proposed SOP will have a minimal impact to the Company. With respect to guaranteed minimum income benefits (contract features that guarantee a minimum amount for annuitization), the Company's policy of not recognizing any liability during the accumulation phase is consistent with the SOP. However, a provision that requires the establishment of a liability in addition to the account balance for contracts that contain death or other insurance benefits, which are not currently recognized as a liability by the Company, may have a material impact on the condensed consolidated statement of operations depending on the market conditions at the time of adoption. Contracts that would be affected by this provision of the SOP are those that specify that the amounts assessed against the contractholder each period for the insurance benefit feature are not proportionate to the insurance coverage provided for the period. These contract provisions are commonly referred to as guaranteed minimum death benefits.

        On October 4, 2002, the FASB issued an exposure draft "Accounting for Stock-Based Compensation—Transition and Disclosure", which would amend SFAS No. 123, "Accounting for Stock-Based Compensation". This proposed amendment would enable companies that choose to adopt the fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption. The exposure draft proposes clearer and more prominent disclosures about the cost of employee stock options and increases the frequency of those disclosures to include publication in quarterly financial statements. The FASB plans to issue the amendment by the end of 2002 and its provisions would be effective immediately upon issuance. The Company previously announced its intention to begin expensing the fair value of all stock options granted on or after January 1, 2003 beginning January 1, 2003. Based on stock option grants for the nine months ended September 30, 2002, the estimated impact to the Company's condensed consolidated income from operations upon adoption, is approximately $11 million, after-tax.

2.    Disposition

        On January 9, 2002, the Company disposed of Allstate Investments, K.K., a non-operating company domiciled in Japan. As a result, in the first quarter of 2002 the Company recognized a $7 million gain ($5 million after-tax) on the disposition and a $14 million tax-benefit, not previously recognized, attributable to the inception-to-date losses of the subsidiary. The tax benefit was reported as a reduction to the Company's income tax expense on the condensed consolidated statements of operations.

3.    Earnings per share

        Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common and dilutive potential common shares outstanding. For Allstate, dilutive potential common shares consist of the common shares underlying outstanding stock options.

        The computations of basic and diluted earnings per share are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2002	2001	2002	2001
Numerator (applicable to common shareholders):
Income before dividends on preferred securities and cumulative effect of change in accounting principle	$250	$236	$1,025	$932
Dividends on preferred securities of subsidiary trusts	(2)	(10)	(7)	(29)
Cumulative effect of change in accounting principle, after-tax	—	—	(331)	(9)

Net income applicable to common stockholders	$248	$226	$687	$894

Denominator:
Weighted average common shares outstanding	705.4	717.3	708.6	722.8
Effect of dilutive potential securities:
Stock options	2.7	2.4	2.7	3.4

Weighted average common and dilutive potential common shares outstanding	708.1	719.7	711.3	726.2

Earnings per share—Basic:
Income before dividends on preferred securities and cumulative effect of change in accounting principle	$.36	$.33	$1.45	$1.29
Dividends on preferred securities of subsidiary trusts	(.01)	(.01)	(.01)	(.04)
Cumulative effect of change in accounting principle, after-tax	—	—	(.47)	(.01)

Net income applicable to common shareholders	$.35	$.32	$.97	$1.24

Earnings per share—Diluted:
Income before dividends on preferred securities and cumulative effect of change in accounting principle	$.36	$.33	$1.45	$1.28
Dividends on preferred securities of subsidiary trusts	(.01)	(.01)	(.01)	(.04)
Cumulative effect of change in accounting principle, after-tax	—	—	(.47)	(.01)

Net income applicable to common shareholders	$.35	$.32	$.97	$1.23

        Options to purchase 9,140,464 and 11,365,028 Allstate common shares, with exercise prices ranging from $36.66 to $50.72 and $35.84 to $50.72, were outstanding at September 30, 2002 and September 30, 2001, respectively, but were not included in the computation of diluted earnings per share for the three-month period ended September 30, 2002 and 2001 since inclusion of these options would have an anti-dilutive effect as the options' exercise prices exceeded the average market price of Allstate common shares in the three-month period. Options to purchase 11,208,614 and 8,886,094 Allstate common shares, with exercise prices ranging from $36.61 to $50.72 and $39.50 to $50.72, were outstanding at September 30, 2002 and 2001, respectively, but were not included in the nine-month period computations of diluted earnings per share computations due to anti-dilutive effects.

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

        Management believes that the reserve for claims and claims expense, net of reinsurance recoverables, at September 30, 2002, is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by that date.

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

        Allstate's direct primary commercial insurance business did not include coverage to large asbestos manufacturers. This business comprises a cross section of policyholders engaged in all business sectors located throughout the country.

        Establishing net loss reserves for asbestos, environmental and other mass tort claims is subject to uncertainties that are greater than those presented by other types of claims. Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, availability and collectibility of recoveries from reinsurance, retrospectively determined premiums and other contractual agreements, and estimating the extent and timing of any contractual liability. There are complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are covered, or were ever intended to be covered, and could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean-up costs represent insured property damage. Management believes these issues are not likely to be resolved in the near future.

        Allstate's reserve for asbestos and environmental claims was $1,080 million and $1,018 million, net of reinsurance recoverables of $385 million and $355 million at September 30, 2002 and December 31, 2001, respectively. Approximately 57% and 58% of the total net asbestos and environmental reserve at September 30, 2002 and December 31, 2001, respectively, is for incurred but not reported ("IBNR") estimated losses.

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

5.    Reinsurance

        Property-liability insurance premiums and life and annuity premiums and contract charges are net of the following reinsurance ceded:

	Three months Ended September 30,		Nine months Ended September 30,
(in millions)	2002	2001	2002	2001
Property-liability premiums earned	$83	$68	$243	$207
Life and annuity premiums and contract charges	123	106	353	272

        Property-liability insurance claims and claims expense and life and annuity contract benefits are net of the following reinsurance recoveries:

	Three months Ended September 30,		Nine months Ended September 30,
(in millions)	2002	2001	2002	2001
Property-liability insurance claims and claims expense	$117	$195	$235	$421
Life and annuity contract benefits	109	71	318	263

6.    Regulation and Legal Proceedings

Regulation

        The Company's insurance businesses are subject to the effects of a changing social, economic and regulatory environment. State and federal regulatory initiatives have varied and have included efforts to adversely influence and restrict premium rates, restrict the Company's ability to cancel policies, impose underwriting standards and expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

Legal Proceedings

        The Company distributed to certain Allstate Protection claimants documents regarding the claims process and the role that attorneys may play in that process. Suits challenging such practices have been filed against the Company, including purported class action suits. In addition to these suits, the Company has received inquiries from states' attorneys general, bar associations and departments of insurance. The Company has been vigorously defending these lawsuits. The outcome of these disputes is currently uncertain.

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

        The Company has pending a number of state and nationwide class action lawsuits in various state and federal courts seeking actual and punitive damages from Allstate alleging breach of contract and fraud for failing to pay inherent diminished value to insureds under a collision, comprehensive, or uninsured motorist property damage provision of an auto policy. To a large degree, these lawsuits mirror similar lawsuits filed against other carriers in the industry. Inherent diminished value is defined by plaintiffs as the difference between the market value of the insured automobile before an accident and the market value after repair. Plaintiffs allege that they are entitled to the payment of inherent diminished value under the terms of the contract. These lawsuits are in various stages of development. A class has been certified in only one case, a multi-state class action. The Company has been vigorously defending these lawsuits and, since 1998, has been implementing policy language in a majority of states reaffirming that its collision and comprehensive coverages do not include diminished value claims. The outcome of these disputes is currently uncertain.

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

        A number of putative nationwide class action lawsuits have been filed in various federal courts seeking actual and punitive damages from Allstate and alleging that Allstate violated the Fair Credit Reporting Act by failing to provide appropriate notices to applicants and/or policyholders when adverse action was taken as a result of information in a consumer report. In May of this year, these cases were centralized in the federal court in Nashville, Tennessee. In addition, the Company is defending a putative nationwide class action that alleges that the Company discriminates against non-Caucasian policyholders, through underwriting and rate-making practices including the use of credit by charging them higher premiums. The Company is also defending several putative statewide class actions challenging its use of credit under certain state insurance statutes. The Company denies these allegations and has been vigorously defending these lawsuits. The outcome of these disputes is currently uncertain.

        Allstate is defending various lawsuits involving worker classification issues. Examples of these lawsuits include a number of putative class actions challenging the overtime exemption claimed by the Company under the Fair Labor Standards Act or state wage and hour laws with respect to claim adjusters. These class actions mirror similar lawsuits filed recently against other carriers in the industry and other employers. Another example involves the worker classification of staff working in agencies. In this putative class action, plaintiffs seek damages under the Employee Retirement Income Security Act ("ERISA") and the Racketeer Influenced and Corrupt Organizations Act alleging that agency secretaries were terminated as employees by Allstate and rehired by agencies through outside staffing vendors for the purpose of avoiding the payment of employee benefits. A putative nationwide class action filed by former employee agents also includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. Allstate has been vigorously defending these and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

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

        The Company is defending various lawsuits that allege that it engaged in business or sales practices inconsistent with state or federal law. The Company has been vigorously defending these lawsuits, but their outcome is currently uncertain. The court has approved a settlement, which is not material, in a previously reported, statewide class action that alleged that the Company violated insurance statutes in the sale of credit insurance.

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

7.    Business Segments

        Summarized financial performance data for each of the Company's reportable segments for the three months and nine months ended September 30, are as follows:

	Three months Ended September 30,		Nine months Ended September 30,
(in millions)	2002	2001	2002	2001
Income from operations before income taxes, dividends on preferred securities and cumulative effect of change in accounting principle
Property-Liability
Underwriting income (loss)
Allstate Protection	$269	$(161)	$301	$(386)
Discontinued Lines and Coverages	(158)	(5)	(168)	(13)

Total underwriting income (loss)	111	(166)	133	(399)
Net investment income	429	432	1,256	1,334
Realized capital gains and losses	(251)	(134)	(380)	(128)
Gain (loss) on disposition of operations	—	(53)	7	(63)

Property-Liability income from operations before income taxes and cumulative effect of change in accounting principle	289	79	1,016	744
Allstate Financial
Premiums and contract charges	512	580	1,632	1,665
Net investment income	794	747	2,313	2,218
Realized capital gains and losses	(164)	(70)	(288)	(199)
Contract benefits	388	452	1,213	1,270
Interest credited to contractholder funds	464	434	1,316	1,292
Operating costs and expenses	312	235	850	742
Restructuring charges	—	2	1	6

Allstate Financial (loss) income from operations before income taxes and cumulative effect of change in accounting principle	(22)	134	277	374
Corporate and Other
Service Fees (1)	7	14	29	30
Net investment income	19	21	55	63
Realized capital gains and losses	(4)	—	(7)	1
Operating costs and expenses	76	79	237	222

Corporate and Other loss from operations before income taxes and dividends on preferred securities	(54)	(44)	(160)	(128)

Consolidated income from operations before income taxes, dividends on preferred securities and cumulative effect of change in accounting principle	$213	$169	$1,133	$990

(1)
For presentation in the Condensed Consolidated Statement of Operations, service fees of the Corporate and Other segment are reclassified to Operating costs and expenses.

        Summarized revenue data for each of the Company's business segments for the three months and nine months ended September 30, are as follows:

	Three months Ended September 30,		Nine months Ended September 30,
(in millions)	2002	2001	2002	2001
Revenues
Property-Liability
Premiums earned
Allstate Protection	$5,902	$5,595	$17,403	$16,542
Discontinued Lines and Coverages	2	2	8	11

Total premiums earned	5,904	5,597	17,411	16,553
Net investment income	429	432	1,256	1,334
Realized capital gains and losses	(251)	(134)	(380)	(128)

Total Property-Liability	6,082	5,895	18,287	17,759
Allstate Financial
Premiums and contract charges	512	580	1,632	1,665
Net investment income	794	747	2,313	2,218
Realized capital gains and losses	(164)	(70)	(288)	(199)

Total Allstate Financial	1,142	1,257	3,657	3,684
Corporate and Other
Service Fees	7	14	29	30
Net investment income	19	21	55	63
Realized capital gains and losses	(4)	—	(7)	1

Total Corporate and Other before reclassification of service fees	22	35	77	94
Reclassification of service fees (1)	(7)	(14)	(29)	(30)

Total Corporate and Other	15	21	48	64

Consolidated Revenues	$7,239	$7,173	$21,992	$21,507

(1)
For presentation in the Condensed Consolidated Statement of Operations, service fees of the Corporate and Other segment are reclassified to Operating costs and expenses.

8.    Other Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis for the three months ended September 30, are as follows:

	Three months ended September 30, 2002
(in millions)	Pretax	Tax	After-tax
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments
Unrealized holding gains (losses) arising during the period	$461	$(161)	$300
Less: reclassification adjustments	(422)	148	(274)

Unrealized net capital gains (losses)	883	(309)	574
Net gains (losses) on derivative financial instruments arising during the period	3	(1)	2
Less: reclassification adjustments	—	—	—

Net gains (losses) on derivative financial instruments	3	(1)	2

Unrealized net capital gains and losses and net gains and losses on derivative financial instruments	886	(310)	576
Unrealized foreign currency translation adjustments	(20)	7	(13)

Other comprehensive income (loss)	$866	$(303)	563

Net income			248

Comprehensive income			$811

	Three months ended September 30, 2001
(in millions)	Pretax	Tax	After-tax
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments
Unrealized holding (losses) gains arising during the period	$(212)	$74	$(138)
Less: reclassification adjustments	(226)	79	(147)

Unrealized net capital gains (losses)	14	(5)	9
Net (losses) gains on derivative financial instruments arising during the period	(35)	13	(22)
Less: reclassification adjustments	(1)	—	(1)

Net (losses) gains on derivative financial instruments	(34)	13	(21)

Unrealized net capital gains and losses and net gains and losses on derivative financial instruments	(20)	8	(12)
Unrealized foreign currency translation adjustments	23	(8)	15

Other comprehensive income (loss)	$3	$—	3

Net income			226

Comprehensive income			$229

        The components of other comprehensive income (loss) on a pretax and after-tax basis for the nine months ended September 30, are as follows:

	Nine months ended September 30, 2002
(in millions)	Pretax	Tax	After-tax
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments
Unrealized holding gains (losses) arising during the period	$400	$(140)	$260
Less: reclassification adjustments	(609)	213	(396)

Unrealized net capital gains (losses)	1,009	(353)	656
Cumulative effect of change in accounting for derivative and embedded derivative financial instruments	—	—	—
Net gains (losses) on derivative financial instruments arising during the period	2	(1)	1
Less: reclassification adjustments	—	—	—

Net gains (losses) on derivative financial instruments	2	(1)	1

Unrealized net capital gains and losses and net gains and losses on derivative financial instruments	1,011	(354)	657
Unrealized foreign currency translation adjustments	(9)	3	(6)

Other comprehensive income (loss)	$1,002	$(351)	651

Net income			687

Comprehensive income			$1,338

	Nine months ended September 30, 2001
(in millions)	Pretax	Tax	After-tax
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments
Unrealized holding (losses) gains arising during the period	$(351)	$123	$(228)
Less: reclassification adjustments	(214)	75	(139)

Unrealized net capital (losses) gains	(137)	48	(89)
Cumulative effect of change in accounting for derivative and embedded derivative financial instruments	8	(3)	5
Net gains (losses) on derivative financial instruments arising during the period	7	(2)	5
Less: reclassification adjustments	(6)	2	(4)

Net gains (losses) on derivative financial instruments	21	(7)	14

Unrealized net capital gains and losses and net gains and losses on derivative financial instruments	(116)	41	(75)
Unrealized foreign currency translation adjustments	26	(9)	17

Other comprehensive (loss) income	$(90)	$32	(58)

Net income			894

Comprehensive income			$836

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

        The following table illustrates the inception to date change in the restructuring liability at September 30, 2002:

(in millions)	Employee Costs	Exit Costs	Total Liability
Balance at December 31, 1999	$59	$10	$69
1999 program adjustments:
Net adjustments to liability	—	12	12
Payments applied against the liability	(53)	(18)	(71)
Incremental post-retirement benefits classified with OPEB liability	(6)	—	(6)

1999 program liability at September 30, 2002	—	4	4
2001 program adjustments:
Addition to liability for 2001 program	17	79	96
Net adjustments to liability	4	5	9
Payments applied against the liability	(16)	(21)	(37)

2001 program liability at September 30, 2002	5	63	68

Balance at September 30, 2002	$5	$67	$72

        The payments applied against the liability for employee costs primarily reflect severance costs and exit cost payments generally consist of post-exit rent expenses and contract termination penalties.

        In the first nine months of 2002, the Company recorded restructuring and related charges of $95 million pretax ($62 million after-tax). The charges include employee termination and relocation benefits, agent separation costs and a non-cash charge resulting from pension benefit payments made to agents in connection with the reorganization of employee agents to a single exclusive agency independent contractor program.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of
The Allstate Corporation:

        We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the "Company") as of September 30, 2002, and the related condensed consolidated statements of operation for the three-month and nine-month periods ended September 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

/s/  DELOITTE & TOUCHE LLP

Chicago, Illinois
November 13, 2002

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

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

EXECUTIVE SUMMARY OF RESULTS

        Allstate experienced a 9.7% increase in net income in the third quarter of 2002 as compared to the third quarter of 2001 and a 23.2% decline in net income for the first nine months of 2002 as compared to the same period last year.

        The increase in the 2002 third quarter net income is due to increased operating results in the Property-Liability business, partly offset by higher realized capital losses and decreased operating results in the Allstate Financial business. The decrease in the net income for the first nine months of 2002 is due to the cumulative effect of a change in accounting principle and higher realized capital losses, partly offset by increased operating results in both the Property-Liability and Allstate Financial businesses. In both periods, the Property-Liability business experienced increased premiums earned and lower catastrophe losses. In the first nine months of 2002, this increase was partly offset by increased estimates of losses incurred in prior years. In the third quarter of 2002, Allstate Financial experienced a decrease in operating results, and in the first nine months of 2002 Allstate Financial experienced an increase in operating results. Investment and mortality margins increased in both periods, however in the third quarter of 2002, these increases were offset by the acceleration in amortization of deferred policy acquisition costs ("DAC"), often called "DAC unlocking". The increase in realized capital losses in both periods is primarily the result of the impact of economic and market conditions on the sales and valuation of securities in the normal course of business.

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

CONSOLIDATED REVENUES

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Property-liability insurance premiums earned	$5,904	$5,597	$17,411	$16,553
Life and annuity premiums and contract charges	512	580	1,632	1,665
Net investment income	1,242	1,200	3,624	3,615
Realized capital gains and losses	(419)	(204)	(675)	(326)

Total consolidated revenues	$7,239	$7,173	$21,992	$21,507

        Consolidated revenues increased 0.9% in the third quarter of 2002 when compared to the third quarter of 2001 and increased 2.3% for the nine months ended September 30, 2002 from the first nine months of 2001. Higher premiums earned in Property-Liability were partially offset by decreased Life and annuity premiums and contract charges in Allstate Financial and higher realized capital losses during both the quarter and year to date periods, as compared to the prior year periods. Investment income increased in both the quarter and year to date periods, as compared to the prior year periods due to increases in Allstate Financial net investment income.

CONSOLIDATED NET INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2002	2001	2002	2001
Net income	$248	$226	$687	$894
Net income per share—diluted	.35	.32	.97	1.23
Realized capital gains and losses, after-tax	(266)	(131)	(437)	(211)
Restructuring and related charges, after-tax	26	6	62	14

        Net income increased 9.7% in the third quarter of 2002, compared to the same period in 2001, due primarily to increased operating results in the Property-Liability business, partly offset by higher realized capital losses and decreased operating results in the Allstate Financial business. Net income in the first nine months of 2002 decreased 23.2% compared to the first nine months of 2001, due to a change in accounting principle and higher realized capital losses, partly offset by increased operating results in both the Property-Liability and Allstate Financial businesses. Net income per diluted share increased 9.4% in the third quarter of 2002 compared to the same period of 2001, and decreased 21.1% for the nine months ended September 30, 2002 compared to the first nine months of 2001, as the net income fluctuations during both periods were partially offset by the effects of share repurchases.

PROPERTY-LIABILITY OPERATIONS

Overview    The Company's Property-Liability operations consist of two business segments: Allstate Protection and Discontinued Lines and Coverages. The Allstate Protection name was adopted in the third quarter of 2002 and replaces the segment's previous name, Personal Property and Casualty ("PP&C"). Allstate Protection is principally engaged in the sale of property and casualty insurance, primarily private passenger auto and homeowners insurance, to individuals in the United States and Canada. Discontinued Lines and Coverages represents business no longer written by Allstate and includes the results from asbestos, environmental and other mass tort exposures, and certain commercial and other businesses in run-off. Such groupings of financial information are consistent with those used by management for evaluating segment performance and determining the allocation of resources.

        Summarized financial data and key operating ratios for Allstate's Property-Liability operations are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratios)	2002	2001	2002	2001
Premiums written	$6,305	$5,846	$18,063	$17,014

Premiums earned	$5,904	$5,597	$17,411	$16,553
Claims and claims expense ("losses")	4,391	4,474	13,253	13,093
Amortization of DAC	814	776	2,399	2,285
Operating costs and expenses	548	499	1,532	1,542
Amortization of goodwill	—	6	—	16
Restructuring and related charges	40	8	94	16

Underwriting income (loss)	111	(166)	133	(399)
Net investment income	429	432	1,256	1,334
Income tax expense (benefit) on operations	110	(24)	250	66
Realized capital gains and losses, after-tax	(160)	(85)	(240)	(79)
Gain (loss) on disposition of operations, after-tax	—	(34)	5	(40)
Cumulative effect of a change in accounting principle, after-tax	—	—	(48)	(3)

Net income	$270	$171	$856	$747

Catastrophe losses	$96	$142	$494	$761

Operating ratios
Claims and claims expense ("loss") ratio	74.4	80.0	76.1	79.1
Expense ratio	23.7	23.0	23.1	23.3

Combined ratio	98.1	103.0	99.2	102.4

Effect of catastrophe losses on loss ratio	1.6	2.5	2.8	4.6

Effect of restructuring and related charges on expense ratio	0.7	0.1	0.5	0.1

Allstate Protection Segment

        The Company's goal for the Allstate Protection segment is to improve and sustain the profitability of the standard auto, non-standard auto and homeowners lines of business. A key focus is to attract and retain customers who will potentially provide above-average profitability over the course of their relationship with the Company utilizing Strategic Risk Management ("SRM"), a tier-based pricing, underwriting and marketing program. The Company also continues to enhance technology to integrate Allstate's distribution channels, improve customer service, facilitate the introduction of new products and services and reduce infrastructure costs related to supporting agencies and handling claims. To align with current field agency management compensation and the overall strategies of the Company, beginning in 2003, components of agency compensation will be based upon profitability, growth and cross-selling of Allstate Protection and Allstate Financial products. These actions and others are designed to optimize the effectiveness of the distribution and service channels by taking actions to encourage the productivity of exclusive agencies and to enhance The Good Hands® Network.

        The Ivantage business sells private passenger auto and homeowners insurance to individuals through independent agencies. Ivantage includes standard auto and homeowners products with the EncompassSM brand name and non-standard auto products with the Deerbrook® brand name. Since the acquisition of Encompass in the fourth quarter of 1999, the strategy for Ivantage has focused on profit improvement actions for both Encompass and Deerbrook.

        In most states, the Company has rating plans that separate the voluntary personal auto insurance business into two categories for pricing or underwriting purposes or both: the standard market and the non-

standard market. Generally, standard auto customers are expected to have lower risks of loss than non-standard auto customers. However, because of the Company's implementation of SRM and its related change in underwriting and selection criteria, and customers' changing risk profiles, the mix of business between standard auto and non-standard auto risk characteristics will change.

        Allstate Protection continues the multi-phase implementation of SRM on a state-by-state basis. SRM is a tier-based pricing, underwriting and marketing program. Tier-based pricing and underwriting produces a broader range of premiums that is more refined than the range generated by the standard/non-standard model alone and enables Allstate to improve its competitive position with high lifetime value customers.

        The initial results of new policies written using SRM indicate thus far that the Allstate brand standard auto and homeowners businesses have experienced an increase in retention, a shift toward more customers who are considered high lifetime value and lower loss ratios. Based on the SRM implementation dates for non-standard auto, and other initiatives currently in place in that business, the SRM results are not yet determinable, however, overall results are showing favorable trends.

        The Company's strategy for homeowners is to target customers whose risk of loss provides the best opportunity for profitable growth. The homeowners strategy also includes managing exposure on policies in areas where the potential loss from catastrophes exceeds acceptable levels. Management believes that it can improve the profitability of the homeowners line of business and that, as part of the Company's overall strategy to retain high lifetime value customers and cross sell products, it is important to offer homeowners insurance as part of its broad-based financial services offerings.

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

        The Company is currently executing a range of actions to mitigate adverse homeowners trends. Examples of these actions include market or state-specific product designs, underwriting and rating changes, discontinuation of specific coverages, specific policy language regarding coverage for mold claims and loss management initiatives. The effect of these actions on profitability is currently not estimable and will not be immediate because these actions take time to implement and because homeowners policies typically renew on a 12-month basis. The effects are expected to be fully recognized in the financial results beginning in mid-2003.

        Premiums written is used in the property-liability insurance industry to measure the amount of premiums charged for policies issued during a fiscal period. Premiums are considered earned ("premiums earned") and included in financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired terms of the policies is recorded as Unearned premiums on the Company's condensed consolidated statement of financial position. Allstate brand policy periods are typically 6 months for auto and 12 months for homeowners. Encompass auto and homeowners policy periods are typically 12 months. Deerbrook auto policy periods are typically 6 months.

        Premiums written by brand for the Allstate Protection segment are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Allstate brand:
Standard auto	$3,314	$3,104	$9,650	$9,051
Non-standard auto	584	650	1,813	2,027
Homeowners	1,327	1,095	3,480	2,942
Commercial lines	191	176	580	540
Involuntary auto	54	37	151	117
Other personal lines	330	316	942	939

Total Allstate brand	5,800	5,378	16,616	15,616
Ivantage:
Standard auto	314	306	919	918
Non-standard auto	36	11	80	34
Homeowners	128	123	368	348
Involuntary auto	3	4	5	15
Other personal lines	22	23	68	75

Total Ivantage	503	467	1,440	1,390

Total premiums written	$6,303	$5,845	$18,056	$17,006

        The following table presents Allstate Protection premiums written by line, showing new and renewal business.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
New business premiums:
Standard auto	$277	$323	$813	$931
Non-standard auto	120	122	362	404
Homeowners	144	135	384	363
Other personal lines	124	113	350	349

Total new business premiums	665	693	1,909	2,047
Renewal business premiums:
Standard auto	3,351	3,087	9,756	9,038
Non-standard auto	500	539	1,531	1,657
Homeowners	1,311	1,083	3,464	2,927
Other personal lines	476	443	1,396	1,337

Total renewal business premiums	5,638	5,152	16,147	14,959

Total premiums written	$6,303	$5,845	$18,056	$17,006

        Standard auto premiums written increased 6.4% for Allstate Protection to $3.63 billion in the third quarter of 2002 from $3.41 billion in the same period of 2001 and, during the first nine months of 2002, standard auto premiums increased 6.0% as compared to the first nine months of last year.

        Allstate brand standard auto premiums written increased 6.8% in the third quarter of 2002 compared to the third quarter of 2001 and 6.6% in the first nine months of 2002 over the first nine months of last year. New business premiums decreased 16.1% to $245 million during the third quarter compared to the third quarter of 2001, and decreased 14.1% to $719 million in the first nine months of 2002 compared to the same period of 2001. The number of policies in force decreased 2.1% at September 30, 2002 compared to December 31, 2001. Average premium per policy increased 9.7% in the third quarter of 2002 over the third quarter of 2001, due to higher average renewal premiums. Average premium per policy also increased 8.4% in the first nine months of 2002 over the same period of 2001, due to higher average renewal premiums. The Allstate brand renewal ratio for standard auto policyholders in the first nine months of 2002 was 88.7, a decline of 1.8 points from the first nine months of the prior year.

        The declines in Allstate brand new business premiums, policies in force and renewal ratio are due primarily to administrative and risk management actions taken to improve the standard auto loss ratio. These actions include implementing premium rate increases, down payment requirements and other underwriting changes in several large standard auto premium states such as Texas, California and Florida. Excluding these states, Allstate brand new business premiums declined 1.7% in the third quarter of 2002 and declined 1.8% in the first nine months of 2002 over the same periods in the prior year, policies in force declined 0.1% compared to the prior year-end and the renewal ratio in the first nine months of 2002 was 89.6, a decline of 0.8 points from the first nine months of the prior year.

        Ivantage standard auto premiums increased 2.6% in the third quarter of 2002 compared to the third quarter of 2001 and 0.1% in the first nine months of 2002 when compared to the same period of 2001. New business premiums increased 3.2% to $32 million during the third quarter compared to the third quarter of 2001, and remained stable at $94 million in the first nine months of 2002 compared to the same period of 2001. The number of policies in force decreased 6.8% at September 30, 2002 compared to December 31, 2001. Average premium per policy increased 9.0% in the third quarter of 2002 over the third quarter of 2001 and 6.3% in the first nine months of 2002 over the same period of 2001, due to higher average new and renewal premiums. The Ivantage renewal ratio for standard auto policyholders in the first nine months of 2002 was 83.1, an increase of 3.4 points from the first nine months of the prior year.

        Increases in standard auto average premium per policy were due to rate actions taken in both the Allstate brand and Ivantage during 2002 and 2001 and due to a normal shift to newer and more expensive autos by Allstate brand policyholders. The Allstate brand received approval for standard auto rate changes in 36 states during the first nine months of 2002, some in connection with the implementation of SRM, with a weighted average rate increase of 7.0% on an annual basis. Ivantage received approval for standard auto rate changes in 32 states during the first nine months of 2002 with a weighted average rate increase of 6.9% on an annual basis.

        Non-standard auto premiums written decreased 6.2% for Allstate Protection to $620 million in the third quarter of 2002 from $661 million in the same period of 2001 and 8.2% during the first nine months of 2002 as compared to the first nine months of 2001.

        Allstate brand non-standard auto premiums decreased 10.2% in the third quarter of 2002 compared to the third quarter of 2001 and 10.6% in the first nine months of 2001 from the first nine months of last year. New business premiums decreased 20.3% to $94 million during the third quarter compared to the third quarter of 2001, and decreased 23.1% to $306 million in the first nine months of 2002 compared to the same period of 2001. The number of policies in force decreased 20.9% at September 30, 2002 compared to December 31, 2001. Average premium per policy increased 13.2% in the third quarter of 2002 over the third quarter of 2001 and 12.1% in the first nine months of 2002 over the same period of 2001, primarily due to higher average renewal premiums. The Allstate brand renewal ratio for non-standard auto policyholders in the first nine months of 2002 was 73.2, an increase of 1.2 points from the first nine months of the prior year.

        Ivantage non-standard auto premiums increased to $36 million in the third quarter of 2002 compared to the third quarter 2001 total of $11 million and increased to $80 million in the first nine months of 2002 compared to $34 million in the first nine months of last year. New business premiums increased to $26 million during the third quarter compared to $4 million the third quarter of 2001, and increased to $56 million in the first nine months of 2002 compared to $6 million in the same period of 2001. The number of policies in force increased 145.7% at September 30, 2002 compared to December 31, 2001. Average premium per policy increased 11.0% in the third quarter of 2002 over the third quarter of 2001 and 18.2% in the first nine months of 2002 over the same period of 2001, due to higher average new and renewal premiums. The Ivantage renewal ratio for non-standard auto policyholders in the first nine months of 2002 was 52.3, an increase of 8.6 points from the first nine months of the prior year.

        Decreases in the Allstate brand non-standard auto policies in force during the third quarter of 2002 were due to the ongoing effects of programs previously implemented to address adverse profitability trends. These programs vary by state and include changes such as additional premium down payment requirements, tightening underwriting requirements, rate increases, policy non-renewal where permitted and certain other administrative changes. It is currently expected that the rate of decline in policies in force will moderate as the Company shifts its countrywide non-standard strategy to maintaining profitability, providing a broad-based financial services offering and cross-selling products. Ivantage experienced growth in the current year due to Deerbrook's re-entry into the non-standard market in 17 states as of September 30, 2002.

        Increases in non-standard auto average premium per policy were due to rate actions taken for both the Allstate brand and Ivantage during 2002 and 2001, some in connection with the implementation of SRM. The Allstate brand received approval for non-standard auto rate changes in 33 states and Washington D.C. during the first nine months of 2002 with a weighted average rate increase of 12.3% on an annual basis. Ivantage received approval for non-standard auto rate changes in 22 states during the first nine months of 2002 with a weighted average rate increase of 9.4% on an annual basis.

        Homeowners premiums written increased 19.5% for Allstate Protection to $1.46 billion in the third quarter of 2002 from $1.22 billion in the same period of 2001 and during the first nine months of 2002, homeowners premiums increased 17.0% as compared to the first nine months of last year.

        Allstate brand homeowners premiums increased 21.2% in the third quarter of 2002 compared to the third quarter of 2001 and 18.3% in the first nine months of 2002 over the first nine months of last year. New business premiums increased 6.3% to $135 million during the third quarter compared to the third quarter of 2001, and increased 4.9% to $361 million in the first nine months of 2002 compared to the same period of 2001. The number of policies in force remained stable at September 30, 2002 compared to December 31, 2001. Average premium per policy increased 21.8% in the third quarter of 2002 over the third quarter of 2001, and 19.7% in the first nine months of 2002 over the same period of 2001, primarily due to higher average renewal premiums in both periods. The Allstate brand renewal ratio for homeowners policyholders in the first nine months of 2002 was 87.9, a decline of 0.9 points from the first nine months of the prior year.

        Ivantage homeowners premiums increased 4.1% in the third quarter of 2002 and 5.7% in the first nine months of 2002 when compared to the same periods of 2001. New business premiums increased 12.5% to $9 million during the third quarter compared to the third quarter of 2001, and increased 21.1% to $23 million in the first nine months of 2002 compared to the same period of 2001. The number of policies in force decreased 6.1% at September 30, 2002 compared to December 31, 2001. Average premium per policy increased 14.3% in the third quarter of 2002 over the third quarter of 2001, and 12.9% in the first nine months of 2002 over the same period of 2001, due primarily to higher average renewal premiums in both periods. The Ivantage renewal ratio for homeowners policyholders in the first nine months of 2002 was 86.7, an increase of 1.7 points from the first nine months of the prior year.

        Increases in homeowners average premium per policy were due to rate actions taken for both the Allstate brand and Ivantage during 2002 and 2001. The Allstate brand received approval for homeowners rate changes in 39 states and Washington D.C. during the first nine months of 2002 with a weighted average rate increase of 19.1% on an annual basis. Ivantage received approval for homeowners rate changes in 34 states during the third quarter of 2002 with a weighted average rate increase of 14.3% on an annual basis.

        The level of rate changes taken in the Allstate Protection segment during 2002 and 2001 has allowed the Allstate brand to achieve a level of profitability that approximates its target as set by management, however rate changes pending approval in the remainder of 2002 are lower than in prior quarters. Ivantage continues to work toward the goal of achieving its targeted profitability level, in part through rate increases. Allstate Protection will continue to seek approval for rate changes indicated for this level of profitability, which is generally considered to be a combined ratio of 95.0 to 97.0.

        The rate changes taken during 2002 and 2001 will generally be recognized as premiums earned over a period of 12 to 24 months following the rate change, and policy renewal premiums will also be at the, usually higher, changed rate. During this 12 to 24 month period, premiums written at a higher rate will cause an increase in the balance of Unearned premiums.

        A processing slow down following September 11, 2001 is estimated to have impacted Allstate Protection's premiums written in the third quarter of 2001 by approximately 0.4%.

        The balance of unearned premium applicable to the Company's Allstate Protection business totaled $8.47 billion at September 30, 2002, compared to $7.93 billion at December 31, 2001. The following table reflects the unearned premium balance for each product type, and the timeframe in which the Company expects to recognize these premiums as earned.

			% earned after
(in millions)	September 30, 2002	December 31, 2001	90 days	180 days	270 days	360 days
Standard auto	$3,901	$3,683	69%	95%	99%	100%
Non-standard auto	670	691	71%	97%	99%	100%
Homeowners	2,684	2,323	41%	73%	93%	100%
Commercial	381	360	43%	75%	94%	100%
Involuntary	106	94	42%	74%	94%	100%
Other personal lines	730	774	42%	73%	93%	100%

Total Allstate Protection unearned premiums	$8,472	$7,925

        Allstate establishes a DAC asset for costs that vary with and are primarily related to acquiring business, principally agents' remuneration, premium taxes, certain underwriting costs and direct mail solicitation expenses. For the Allstate Protection business, DAC is amortized to income consistently with the timeframes for revenue recognition of deferred unearned premiums. The balance of DAC for each product type is included in the following table.

(in millions)	September 30, 2002	December 31, 2001
Standard auto	$560	$519
Non-standard auto	79	84
Homeowners	389	334
Commercial	56	53
Involuntary	8	3
Other personal lines	133	142

Total Allstate Protection DAC	$1,225	$1,135

        Allstate Protection Underwriting Results are used by Allstate management to evaluate the profitability of the segment and each line of business. Underwriting income (loss) includes premiums earned, less claims and claims expense ("losses") and certain other expenses. Another analytical measure that reflects a component of the segment or line of business' profitability is its loss ratio, which is the percentage of losses to premiums earned. The effects of net investment income, realized capital gains and losses and certain other items have been excluded from these measures due to the volatility between periods and because such data is often excluded when evaluating the overall financial performance and profitability of property and casualty insurers. These underwriting results should not be considered as a substitute for any generally accepted accounting principles ("GAAP") measure of performance. A reconciliation of Property-Liability underwriting results to net income is provided in the table on page 21. Allstate's method of calculating underwriting results may be different from the method used by other companies and therefore comparability may be limited.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratios)	2002	2001	2002	2001
Premiums written	$6,303	$5,845	$18,056	$17,006

Premiums earned	$5,902	$5,595	$17,403	$16,542
Claims and claims expense ("losses")	4,232	4,469	13,082	13,076
Amortization of DAC	814	776	2,399	2,285
Other costs and expenses	547	497	1,527	1,535
Amortization of goodwill	—	6	—	16
Restructuring and related charges	40	8	94	16

Underwriting income (loss)	$269	$(161)	$301	$(386)

Catastrophe losses	$96	$142	$494	$761

Underwriting income (loss) by brand
Allstate brand	$316	$(100)	$445	$(184)
Ivantage	(47)	(61)	(144)	(202)

Underwriting income (loss)	$269	$(161)	$301	$(386)

        Allstate Protection experienced underwriting income of $269 million during the third quarter of 2002 compared to an underwriting loss of $161 million in the third quarter of 2001. For the nine month period ended September 30, 2002, Allstate Protection experienced underwriting income of $301 million compared to an underwriting loss of $386 million for the first nine months of last year. The improved underwriting results in the third quarter as compared to the prior year quarter, and during the first nine months of 2002 as compared to the same period last year, were driven by increased premiums earned and lower catastrophe losses. The underwriting results in the nine month period were also partly offset by higher non-catastrophe losses. Non-catastrophe losses during both periods were impacted by increases in auto and homeowners claim severity (average cost per claim), partially offset by declines in auto and homeowners claims frequency (rate of claim occurrence). Non-catastrophe losses were also impacted by increased estimates of losses incurred in prior years in the first nine months of 2002.

        Claim severity was impacted by inflationary pressures in medical costs and auto repair and home repair costs. Estimates of losses from prior years in the auto business were reduced by $78 million during the third quarter of 2002 to reflect lower losses than previously anticipated, compared to reduced loss estimates totaling $54 million in the third quarter of 2001. For the nine months ended September 30, 2002, estimates of auto losses from prior years were increased by $9 million, compared to reductions of $244 million for the same period of 2001.

        Upward development of homeowners losses from prior years, including continuing losses due to mold claims in Texas, resulted in increased estimates of losses from prior years of $110 million during the third quarter of 2002, and $339 million for the first nine months of 2002, compared to $166 million and $406 million for the third quarter and first nine months of 2001. In the third quarter and for the first nine months of 2002, increased estimates of homeowners losses from prior years included $35 million and $135 million, respectively, related to mold claims in the state of Texas. Comparatively, in the third quarter and for the first nine months of 2001, increased estimates of homeowners losses from prior years included $18 million and $54 million, respectively, related to mold claims in the state of Texas. Other lines of insurance also had increased estimates of losses from prior years including $6 million during the third quarter of 2002 and $35 million in the first nine months of 2002. For the third quarter and nine months ended September 30, 2001, estimates of losses from prior years related to other lines of insurance were reduced by $30 million and $63 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratios)	2002	2001	2002	2001
Premiums earned
Allstate brand:
Standard auto	$3,203	$3,013	$9,448	$8,808
Non-standard auto	599	669	1,844	2,049
Homeowners	1,091	965	3,139	2,821
Other	543	497	1,595	1,486

Total Allstate brand	5,436	5,144	16,026	15,164
Ivantage:
Standard auto	298	297	896	910
Non-standard auto	26	11	57	42
Homeowners	118	116	350	345
Other	24	27	74	81

Total Ivantage	466	451	1,377	1,378

Total Allstate Protection premiums earned	$5,902	$5,595	$17,403	$16,542

Allstate Protection Loss ratio
Standard auto	72.9	75.0	74.3	74.6
Non-standard auto	71.0	85.0	74.6	83.2
Homeowners	71.5	92.9	81.1	90.8
Other	65.7	76.9	68.7	77.2
Total Allstate Protection loss ratio	71.7	79.9	75.2	79.0
Allstate Protection expense ratio	23.7	23.0	23.1	23.3

Allstate Protection combined ratio	95.4	102.9	98.3	102.3

Loss ratios by brand
Allstate brand:
Standard auto	72.8	73.6	74.2	73.9
Non-standard auto	68.3	85.9	73.2	83.4
Homeowners	71.1	94.5	80.6	92.0
Other	66.1	77.3	70.5	75.6
Total Allstate brand loss ratio	71.3	79.5	74.9	78.7
Allstate brand expense ratio	22.9	22.5	22.3	22.5

Allstate brand combined ratio	94.2	102.0	97.2	101.2

Ivantage:
Standard auto (Encompass)	74.8	89.6	76.1	82.0
Non-standard auto (Deerbrook)	130.8	27.3	117.5	76.2
Homeowners (Encompass)	73.7	79.3	85.7	81.7
Other	54.2	70.4	29.7	106.2
Total Ivantage loss ratio	76.6	84.3	77.8	83.2
Ivantage expense ratio	33.5	29.3	32.7	31.5

Ivantage combined ratio	110.1	113.6	110.5	114.7

        Standard auto loss ratio decreased 2.1 points in the third quarter of 2002 below the third quarter 2001 level and decreased 0.3 points during the first nine months of 2002, as compared to the same period last year. The standard auto loss ratio declined in both periods due to increased premiums earned, lower catastrophe losses and lower claim frequency, partly offset by higher severity.

        Non-standard auto loss ratio decreased 14.0 points in the third quarter of 2002 below the third quarter 2001 level, and decreased 8.6 points during the first nine months of 2002 as compared to the same period last year. The decrease in the non-standard auto loss ratio during both periods was due to lower claim frequency, partly offset by lower premiums earned and increases in the Ivantage non-standard loss ratio. Decreased claim frequency and premiums earned were primarily due to the continuation of specific non-standard auto programs to address adverse profitability trends. The increase in the Ivantage non-standard loss ratio was due to estimates of losses from prior years related to Deerbrook business issued before its re-entry into the non-standard market in 2001.

        When the insurance industry tightens underwriting standards in the voluntary market, the amount of business written by the involuntary market tends to increase. The loss ratios on involuntary auto tend to be adverse to the Company. The underwriting results of Allstate's involuntary business are included in the preceding table as Other.

        Homeowners loss ratio decreased 21.4 points in the third quarter of 2002 below the third quarter of 2001 level, and decreased 9.7 points during the first nine months of 2002 as compared to the same period last year. The homeowners loss ratio decreased during both periods due to higher premiums earned and lower catastrophe losses, partly offset by increased reserve estimates related to prior years. Homeowners claims during the third quarter of 2002 and first nine months of 2002 include incurred losses of $90 million and $312 million, respectively, related to mold claims in Texas, compared to incurred losses of $74 million and $106 million in the third quarter and first nine months of 2001, respectively. During 2002, the Company received approval in Texas to use a modified policy form that, among other changes in coverage, provides for coverage of discharge, leakage or overflow of water or steam from a plumbing system only if it is sudden and accidental, and limits remediation of mold resulting from a covered water loss.

        Expense ratio increased 0.7 points in the third quarter of 2002 compared to the third quarter of 2001 level, and decreased 0.2 points in the first nine months of 2002 compared to the first nine months of 2001. The third quarter increase was due to higher restructuring expenses. The decline in the first nine months of the year was due to various expense management initiatives, partly offset by higher restructuring expenses. The increase in the Ivantage expense ratio due to Other costs and expenses in the third quarter of 2002 over the third quarter of 2001 is due primarily to lower expenses recognized in the third quarter of 2001 related to mandatory insurance pools.

        Included in the Company's expense ratio are Amortization of DAC, Other costs and expenses, Restructuring and related charges, and in the prior year, Amortization of goodwill.

        The impact of specific costs and expenses on the expense ratio is included in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Allstate brand:
Amortization of DAC	13.3	13.3	13.3	13.2
Other costs and expenses	8.9	8.9	8.4	9.1
Amortization of goodwill	—	0.1	—	0.1
Restructuring and related charges	0.7	0.2	0.6	0.1

Allstate brand expense ratio	22.9	22.5	22.3	22.5

Ivantage:
Amortization of DAC	19.9	20.3	19.9	20.1
Other costs and expenses	13.6	8.4	12.8	10.8
Amortization of goodwill	—	0.6	—	0.6
Restructuring and related charges	—	—	—	—

Ivantage expense ratio	33.5	29.3	32.7	31.5

        The expense ratio for the standard auto business generally approximates the total Allstate Protection expense ratio of 23.7 for the third quarter of 2002 and 23.1 for the first nine months of 2002. The expense ratio for the non-standard auto business generally is 2 to 3 points lower than the total Allstate Protection expense ratio due to lower agent commission rates and higher average premiums for non-standard auto as compared to standard auto. The expense ratio for the homeowners business generally is 1 point higher than the total Allstate Protection expense ratio due to higher agent commission rates as compared to standard auto. The Ivantage expense ratio is higher on average than the expense ratio of the Allstate brand due to higher commission rates, integration expenses, expenditures for technology and expenses related to the administration of certain mandatory insurance pools.

        Allstate continues to examine its expense structure for additional areas where costs may be reduced. The efficacy of these reduction efforts, however, is difficult to predict in part due to external factors that also impact the expense ratio. These external factors include items such as the stock market impact on pension and other benefit expenses and the extent of future guaranty fund assessments. Also, the efficacy of these reduction efforts may be offset by other initiatives such as increased marketing expenses.

        Restructuring charges incurred by Allstate Protection during the third quarter of 2002 totaled $40 million compared to $8 million in the prior year third quarter, and $94 million in the first nine months of 2002 compared to $16 million in the same period of 2001. These charges relate to the Company's realignment of claim offices, Customer Information Centers ("CICs") and other back-office operations and a non-cash charge resulting from pension benefit payments made to agents in connection with the re-organization of employee agents to a single exclusive agency independent contractor program announced in 1999. Currently, the Company estimates that restructuring expenses will total $125 million for the twelve months ended December 31, 2002, or approximately $0.11 per diluted share. This estimate increased from $104 million as of June 30, 2002 due to the impact of a non-cash charge during the third quarter of 2002 resulting from pension benefit payments made to agents in connection with the re-organization of employee agents to a single exclusive agency independent contractor program announced in 1999.

        Allstate also sells property and casualty insurance in Canada. The underwriting results of the Canadian business are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratios)	2002	2001	2002	2001
Premiums written
Standard auto	$74	$66	$224	$206
Non-standard auto	26	29	79	83
Homeowners	20	18	52	49
Other	8	9	22	25

Total Canada	$128	$122	$377	$363

Premiums earned
Standard auto	$73	$64	$207	$185
Non-standard auto	28	29	83	75
Homeowners	18	15	49	43
Other	6	7	20	23

Total Canada	$125	$115	$359	$326

Loss ratio
Standard auto	100.7	105.0	95.0	92.8
Non-standard auto	77.4	46.9	64.8	62.5
Homeowners	68.5	71.8	77.7	78.1
Other	100.6	66.2	77.3	67.8
Total Canada loss ratio	90.9	83.8	84.7	82.1
Canada expense ratio	25.2	27.0	25.7	27.6

Canada combined ratio	116.1	110.8	110.4	109.7

        During the first nine months of 2002, approval has been received in Canada for rate changes for standard auto in 5 jurisdictions with a weighted average rate increase of 10.5% on an annual basis, for non-standard auto in 5 jurisdictions with a weighted average rate increase of 10.5% on an annual basis and for homeowners in 4 jurisdictions with a weighted average rate increase of 7.7% on an annual basis.

        Allstate Protection Catastrophe Losses are caused by various natural events including earthquakes, wildfires, tornadoes, hailstorms, hurricanes, tropical storms, high winds and winter storms. Allstate Protection is also exposed to human-made catastrophic events, such as certain acts of terrorism or certain industrial accidents, the nature and level of which in any period cannot be predicted and could be material to results of operations and financial position.

        Catastrophe losses are included in claims and claims expense, thus impacting both the underwriting results and loss ratios. For the third quarter of 2002, catastrophe losses totaled $96 million compared with $142 million for the same period in 2001. For the first nine months of 2002, catastrophe losses were $494 million compared to $761 million for the same period last year.

        The impact of catastrophe losses on the loss ratio is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Effect of catastrophe losses on loss ratio
Allstate brand:
Standard auto	0.1	(0.6)	0.7	1.5
Non-standard auto	0.2	1.4	0.3	1.0
Homeowners	6.7	9.1	10.5	16.4
Other	2.2	10.1	2.9	5.4
Total Allstate brand	1.6	2.6	2.7	4.6
Ivantage:
Standard auto	0.3	(0.3)	0.8	1.2
Non-standard auto	—	—	—	—
Homeowners	5.9	9.5	12.3	16.2
Other	—	3.7	2.7	3.7
Total Ivantage	1.7	2.5	3.8	5.1
Total Allstate Protection	1.6	2.5	2.8	4.6

        The effect of catastrophe losses on the loss ratio for the standard auto lines in 2001 was impacted by a decrease of reserves established in prior periods for both the Allstate brand and Ivantage.

        Allstate has limited, over time, its aggregate insurance exposures in certain regions subject to high levels of natural event catastrophes. These limits include restrictions on the amount and location of new business production, limitations on the availability of certain policy coverages, policy brokering and increased participation in catastrophe pools. Allstate has also requested and received rate increases and has expanded its use of increased hurricane and earthquake deductibles in certain regions subject to high levels of catastrophes. However, the initiatives are somewhat mitigated by requirements of state insurance laws and regulations, as well as by competitive considerations.

        For Allstate, areas of potential catastrophe losses due to hurricanes include major metropolitan centers near the eastern and gulf coasts of the United States. Allstate Floridian Insurance Company ("Floridian") and Allstate Floridian Indemnity Company ("AFI") sell and service Allstate's Florida residential property policies, and have access to reimbursements on certain qualifying Florida hurricanes and exposure to assessments from the Florida Hurricane Catastrophe Fund. In addition, Floridian and AFI are subject to assessments from Citizens Property Insurance Corporation which was created by the state of Florida to provide coverage for losses to property owners unable to obtain coverage in the private insurance market. The Company has also mitigated its ultimate exposure to hurricanes through policy brokering; examples include the Company's brokering of insurance coverage in areas of Florida where Floridian and AFI do not write homeowners insurance and in Hawaii for hurricane insurance coverage to a non-affiliated company.

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

        Since 1992, the aggregate impact of catastrophes on the Company's total loss ratio was 6.2 points. Excluding losses from Hurricane Andrew, California earthquakes and Hawaii hurricanes during that period, since the exposure for these catastrophes is now substantially covered by an industry reinsurance or insurance mechanism (i.e. CEA and various Florida facilities), the aggregate impact of all other catastrophes on the Company's total loss ratio was 3.8 points. Comparatively, the aggregate impact of catastrophes on the homeowners loss ratio over the last ten years, excluding losses from Hurricane Andrew, California earthquakes and Hawaii hurricanes during that period, was 16.4 points. The catastrophe impact on the homeowners loss ratio in jurisdictions deemed to have hurricane exposure (those jurisdictions bordering the eastern and gulf coasts) was 16.8 points, and in all other states the impact was 15.8 points over this ten-year period. Comparatively, during the first nine months of 2002, catastrophes in the states deemed to have hurricane exposure had an impact of 9.9 points on the homeowners loss ratio, while in all other states catastrophes had an impact of 11.3 points. The total catastrophe impact on the homeowners loss ratio was 10.5 points during the first nine months of 2002.

        Allstate continues to evaluate alternative business strategies to more effectively manage its exposure to catastrophe losses, including rate increases. In the first nine months of 2002, Allstate received approval for homeowners rate increases in 17 states deemed to have hurricane exposure and Washington D.C. with a weighted average rate increase of 16.6% on an annual basis. In addition, Allstate received approval for homeowners rate increases in 29 other states for a weighted average rate increase of 19.6% on an annual basis.

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

        Allstate continues to support the enactment of federal legislation that would reduce the impact of catastrophic events. Allstate cannot predict whether such legislation will be enacted or the effect on Allstate if it were to be enacted.

Discontinued Lines and Coverages

        Summarized underwriting results for the Discontinued Lines and Coverages segment are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Underwriting loss	$158	$5	$168	$13

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

        During the third quarter of 2002, the Company completed an annual review of reserve estimates for asbestos, environmental, and other mass tort exposures. As a result of this review and a final settlement of asbestos and environmental losses with an insured, the Company increased its pre-tax reserves for asbestos by $121 million, for environmental by $23 million and for other mass torts by $3 million. In the third quarter of 2001, pre-tax reserves were increased for asbestos by $94 million, which was offset by decreased pre-tax reserves for environmental and other mass torts by $46 million and $38 million, respectively. Reserves estimates for claims incurred but not yet reported represent approximately 57% of total reserves.

        Asbestos reserves were increased to reflect a final settlement of exposure to an insured and upward development of estimated losses. Pending asbestos claims related to excess and surplus policies issued to manufacturers that have filed for bankruptcy protection were increased to a minor extent, and overall reserves are appropriately established based on claims that have occurred and other related information.

        Favorable development of environmental losses, which has been experienced in recent years, did not continue into 2002. Environmental reserves were increased to reflect upward development of certain previously reported claims. The Company is experiencing favorable trends in the number of newly reported claims.

PROPERTY-LIABILITY CLAIMS AND CLAIMS EXPENSE RESERVES

        Reserves are established for claims as they occur for each line of business based on estimates of the ultimate cost to settle the claims. The development of actual loss results is compared to prior estimates, and differences are recorded as reserve re-estimates. The table below shows net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2002 and 2001 and the effect of re-estimates in the first nine months of each year.

(in millions)	For the nine months ended September 30,
	2002		2001
	Jan 1 Reserves	Reserve Re-estimate	Jan 1 Reserves	Reserve Re-estimate
Allstate Brand	$12,092	$352	$12,324	$54
Ivantage	1,247	31	1,277	45

Total Allstate Protection	$13,339	$383	$13,601	99
Discontinued Lines and Coverages	1,494	171	1,624	17

Total Property-Liability Lines	$14,833	$554	$15,225	$116

        Further detail of the reserve re-estimates related to the Discontinued Lines and Coverages segment is shown in the table below. Reserve releases are presented in this table in parenthesis.

(in millions)	For the nine months ended September 30,
	2002		2001
	Jan 1 Reserves	Reserve Re-estimate	Jan 1 Reserves	Reserve Re-estimate
Environmental and Asbestos	$1,018	$147	$1,071	$10
Other Discontinued Lines	476	24	553	7

Total Discontinued Lines and Coverages	$1,494	$171	$1,624	$17

        The impact of these re-estimates on the Property-Liability underwriting (loss) income is shown in the table below.

	For the nine months ended September 30,
(in millions)	2002	2001
Underwriting income (loss) before reserve re-estimates	$687	$(283)
Reserve re-estimates	(554)	(116)

Property-Liability underwriting income (loss)	$133	$(399)

        The impact of these re-estimates on the consolidated results of operations is shown in the table below.

	For the nine months ended September 30,
(in millions)	2002	2001
Income from operations before reserve re-estimates, income tax expense, dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	$1,687	$1,106
Reserve re-estimates	(554)	(116)

Income from operations before income tax expense, dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	1,133	990

Income tax expense	108	58

Income from operations before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	1,025	932

Dividends on preferred securities of subsidiary trusts	(7)	(29)
Cumulative effect of change in accounting principle, after-tax	(331)	(9)

Net income	$687	$894

        The following data is also provided to give context to these reserve re-estimates and to facilitate a better understanding of the impact that reserve re-estimates had on Property-Liability results on an annual basis. The following table shows net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 1999 through 2001 and the effect of re-estimates as of the end of each year. Reserve releases are presented in this table in parenthesis.

	2001		2000		1999
(in millions)	Jan 1 Reserves	Reserve Re-estimate	Jan 1 Reserves	Reserve Re-estimate	Jan 1 Reserves	Reserve Re-estimate
Allstate Brand	$12,324	$226	$13,076	$(776)	$13,567	$(624)
Ivantage	1,277	90	1,212	45	—	—

Total Allstate Protection	$13,601	$316	$14,288	$(731)	$13,567	$(624)
Discontinued Lines and Coverages	1,624	26	1,873	9	1,856	37

Total Property-Liability Lines	$15,225	$342	$16,161	$(722)	$15,423	$(587)

        The following tables reflect the accident years to which the re-estimates shown above are applicable. Reserve releases are shown in these tables in parenthesis.

2001 Prior year reserve re-estimate

(in millions)	1991 & Prior	1992	1993	1994	1995	1996	1997	1998	1999	2000	Total
Allstate Brand	$(135)	$(9)	$2	$111	$2	$(3)	$(9)	$(60)	$(21)	$348	$226
Ivantage	—	—	—	—	—	—	—	—	(13)	103	90

Total Allstate Protection	(135)	(9)	2	111	2	(3)	(9)	(60)	(34)	451	316
Discontinued Lines and Coverages	26	—	—	—	—	—	—	—	—	—	26

Total Property-Liability Lines	$(109)	$(9)	$2	$111	$2	$(3)	$(9)	$(60)	$(34)	$451	$342

2000 Prior year reserve re-estimate

(in millions)	1990 & Prior	1991	1992	1993	1994	1995	1996	1997	1998	1999	Total
Allstate Brand	$71	$(26)	$(11)	$(40)	$(36)	$(125)	$(104)	$(103)	$(103)	$(299)	$(776)
Ivantage	—	—	—	—	—	—	—	—	3	42	45

Total Allstate Protection	71	(26)	(11)	(40)	(36)	(125)	(104)	(103)	(100)	(257)	(731)
Discontinued Lines and Coverages	9	—	—	—	—	—	—	—	—	—	9

Total Property-Liability Lines	$80	$(26)	$(11)	$(40)	$(36)	$(125)	$(104)	$(103)	$(100)	$(257)	$(722)

1999 Prior year reserve re-estimate

(in millions)	1989 & Prior	1990	1991	1992	1993	1994	1995	1996	1997	1998	Total
Allstate Brand	$164	$(11)	$(3)	$(12)	$(30)	$(65)	$(167)	$(207)	$(231)	$(62)	$(624)
Ivantage	—	—	—	—	—	—	—	—	—	—	—

Total Allstate Protection	164	(11)	(3)	(12)	(30)	(65)	(167)	(207)	(231)	(62)	(624)
Discontinued Lines and Coverages	37	—	—	—	—	—	—	—	—	—	37

Total Property-Liability Lines	$201	$(11)	$(3)	$(12)	$(30)	$(65)	$(167)	$(207)	$(231)	$(62)	$(587)

        The impact of these re-estimates on the Property-Liability underwriting (loss) income is shown in the table below.

	For the years ended December 31,
(in millions)	2001	2000	1999
Underwriting (loss) income before reserve re-estimates	$(309)	$(549)	$(60)
Reserve re-estimates	(342)	722	587

Property-Liability underwriting (loss) income	$(651)	$173	$527

        The impact of these re-estimates on the consolidated results of operations is shown in the table below.

	For the years ended December 31,
(in millions)	2001	2000	1999
Income from operations before reserve re-estimates, income tax expense, dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	$1,627	$2,325	$3,320
Reserve re-estimates	(342)	722	587

Income from operations before income tax expense, dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	1,285	3,047	3,907

Income tax expense	73	795	1,148

Income from operations before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	1,212	2,252	2,759

Dividends on preferred securities of subsidiary trusts	(45)	(41)	(39)
Cumulative effect of change in accounting principle, after-tax	(9)	—	—

Net income	$1,158	$2,211	$2,720

Allstate Brand

        For the Allstate Brand, reserve re-estimates in 2000 and 1999 resulted in favorable development due to lower average actual costs (severity) of claim settlements than those expected in reserve estimates at the beginning of each year. This development was primarily due to lower costs of auto injury claims, which represent approximately 80% of reserves. Favorable injury severity trends were largely due to more moderate medical cost inflation and the mitigating effects of the Company's loss management programs.

        The impacts of more moderate medical cost inflation have emerged over time as actual claim settlements validate its magnitude. Beginning in the early 1990s, lower medical cost inflation rates, as evidenced by the consumer price index ("CPI") published by the Bureau of Labor Statistics for medical costs, have contributed to lower actual claim settlements than prior estimates. From 1991 through 1995, the medical CPI averaged 6.3%, and from 1996 through 2000, the average declined to 3.4%. The medical CPI is considered a viable indicator of the direction of claim costs because it is a measure of the change in various costs for medical services and supplies, including doctors' fees, emergency care, therapy and rehabilitation, and pharmaceuticals, all of which are covered claims for insureds. In 2001, the medical CPI increased to 4.6%, and most recent economic forecasts anticipate further increases in medical inflation. If this occurs, future reserve re-estimates could be adversely impacted if actual results exceed reserve estimates.

        The Company's loss management programs, called Claims Core Process Redesign ("CCPR"), have had a mitigating effect on injury severity trends in a variety of aspects. Since 1993, the Allstate Brand has been improving its claim adjudication processes by implementing programs to accomplish better investigation of claims, consistent handling of soft tissue injury claims, more accurate valuation of damages, and more effective negotiation and defense practices. These improvements have also involved hiring additional staff, providing increased training, creating specialized units of expert employees to handle specific types of claims, and focusing attention and resources on handling specific types of claims such as soft tissue injury claims, claims with attorney involvement, and claims in litigation. These programs were intended to improve the Company's focus on expert, efficient, and effective claim process management. Since 1993, growth of Allstate's injury claim costs has compared favorably to published insurance industry competitor results. This experience is substantially due to the claim adjudication process improvements, and is an additional factor contributing to reductions in reserve estimates. While changes to the claim settlement process have contributed to favorable severity trends on closed claims, these changes can impact historical patterns of loss development, introducing a greater degree of statistical variability in actuarial reserve estimates for the remaining outstanding claims.

        Reserve strengthening for the Allstate Brand claims in 2001 included a $348 million increase in the 2000 accident year losses offset by a $122 million net favorable development for all prior years. Approximately $197 million of upward development for 2000 accident year losses was the result of unusually bad weather experienced at year-end 2000, coupled with an unanticipated number of late reported claims. The remainder of 2000 accident year loss strengthening was primarily attributable to increased severity for homeowner losses including mold-related losses in Texas. For accident years prior to 2000, the net release of $122 million included $125 million of strengthening for Northridge-related losses and $105 million of other litigation-related adverse development, offset by favorable loss development.

        The impact of these re-estimates on the Allstate brand underwriting (loss) income is shown in the table below.

	For the years ended December 31,
(in millions)	2001	2000	1999
Underwriting (loss) income before reserve re-estimates	$(84)	$(275)	$160
Reserve re-estimates	(226)	776	624

Allstate brand underwriting (loss) income	$(310)	$501	$784

Ivantage

        In 2001 and 2000, Ivantage reserve re-estimates related to higher than anticipated claim settlement costs for auto and homeowner claims and adverse development resulting from unusually bad weather experienced at year-end 2000 coupled with an unanticipated number of late reported claims.

        The impact of these re-estimates on the Ivantage underwriting (loss) income is shown in the table below.

	For the years ended December 31,
(in millions)	2001	2000(1)
Underwriting (loss) income before reserve re-estimates	$(227)	$(269)
Reserve re-estimates	(90)	(45)

Ivantage underwriting (loss) income	$(317)	$(314)

(1)
The Ivantage business was formed in 2000, with the acquisition of Encompass in the fourth quarter of 1999, therefore no reserve re-estimates were performed prior to 2000.

Discontinued Lines and Coverages

        Reserve re-estimates for the Discontinued Lines and Coverages, as shown in the table below, were increased for asbestos losses in 2001, 2000, and 1999. These increases were partially offset by favorable development of reserve estimates for environmental and other mass tort claims, consistent with industry trends. The table below shows net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 1999 through 2001 and the effect of re-estimates as of the end of each year. Reserve releases are shown in this table in parenthesis.

	2001		2000		1999
(in millions)	Jan 1 Reserves	Reserve Re-estimate	Jan 1 Reserves	Reserve Re-estimate	Jan 1 Reserves	Reserve Re-estimate
Environmental & Asbestos Claims	$1,071	$49	$1,264	$34	$1,100	$254
Other Discontinued Lines	553	(23)	609	(25)	756	(217)

Total Discontinued Lines	$1,624	$26	$1,873	$9	$1,856	$37

        The impact of these re-estimates on the Discontinued Lines and Coverages underwriting (loss) income is shown in the table below.

	For the years ended December 31,
(in millions)	2001	2000	1999
Underwriting (loss) income before reserve re-estimates	$2	$(5)	$(12)
Reserve re-estimates	(26)	(9)	(37)

Discontinued Lines and Coverages underwriting (loss) income	$(24)	$(14)	$(49)

        Allstate's exposure to asbestos, environmental and other mass tort claims arises principally from assumed reinsurance coverage written during the 1960s through the mid-1980s, including reinsurance on primary insurance written on large United States companies, and from direct excess and surplus insurance written from 1972 through 1985, including substantial excess and surplus general liability coverages on Fortune 500 companies. Additional exposure stems from direct primary commercial insurance written during that period. Other mass tort exposures primarily relate to general liability and product liability claims, such as those for medical devices and other products.

PROPERTY-LIABILITY INVESTMENT RESULTS

        Pretax net investment income decreased 0.7% in the third quarter of 2002 as compared to the same period of 2001. For the first nine months of 2002, pretax net investment income decreased 5.8% as compared to the same period last year. The decrease in pretax net investment income in both periods was due to lower portfolio yields and lower income from partnership interests, partially offset by higher portfolio balances due to cash flows from operations and investment activities. Lower portfolio yields were due to funds from operations and maturing investments being invested at yields lower than the average portfolio yield. During the first quarter of 2002, the Company sold approximately $1 billion of the Property-Liability equity securities portfolio. The proceeds were invested in fixed income securities.

        After-tax realized capital losses were $160 million in the third quarter of 2002 compared to losses of $85 million in the same period of 2001. After-tax realized capital losses were $240 million for the first nine months of 2002 compared to after-tax realized capital losses of $79 million in the same period of 2001.

        The following table describes the factors driving the after-tax realized capital gains and losses results.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Investment write-downs	$(19)	$(8)	$(48)	$(52)
Sales	(137)	(51)	(172)	17
Valuation of derivative instruments	(4)	(26)	(20)	(44)

Total realized capital gains and losses, after-tax	$(160)	$(85)	$(240)	$(79)

        The increases in after-tax realized capital losses related to sales in the third quarter and first nine months of 2002 when compared to the same periods in the prior year were primarily due to sales of equities during a volatile and declining market and an interest rate futures program which is used to manage the Property-Liability interest rate risk exposure relative to its duration target. During 2002, short futures positions were in place which reduced the Property-Liability portfolio duration by as much as 0.3 years and produced a pre-tax realized loss of $97 million in the third quarter of 2002 and $163 million for the first nine months of 2002.

        As a component of overall interest rate risk management, these realized futures losses are most appropriately considered in conjunction with the pre-tax unrealized gains on the Property-Liability fixed income portfolio. These gains totaled $2.01 billion at September 30, 2002, an increase of $831 million since June 30, 2002 and $1.16 billion since December 31, 2001. Viewed in the aggregate, these results best reflect the full impact of the decline in rates on portfolio values and the overall balance sheet. The interest rate futures program performed as expected given the decline in interest rates and enabled the management of the interest rate exposure. Accordingly, as interest rates and the duration of the Property-Liability fixed income portfolio have declined, the number of futures contracts held by the Company related to this program have also declined.

        For a further discussion of realized capital gains and losses, see the Investments discussion beginning on page 47.

ALLSTATE FINANCIAL OPERATIONS

        Overview    Allstate Financial markets a diversified portfolio of retail and structured financial products to meet consumers' needs in the areas of protection, investment and retirement solutions.

        The retail products include term life, whole life, universal life, variable life, variable universal life and single premium life insurance; annuities such as fixed deferred annuities (including market value adjusted annuities, equity-indexed annuities and treasury-linked annuities), variable annuities and immediate annuities; other protection products such as accidental death, hospital indemnity, disability income, cancer, dental, long-term care and credit insurance; and banking products and services, such as certificates of deposit, insured money market and savings accounts, checking accounts and first mortgage loans. Retail products are sold through a variety of distribution channels including exclusive Allstate agencies, financial services firms, independent agent broker/dealers including master brokerage agencies and direct marketing. Banking products are also sold directly by Allstate Bank through the Internet and a toll-free number.

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

        Summarized financial data and key operating measures for Allstate Financial's operations are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Statutory premiums and deposits	$2,958	$2,491	$9,073	$8,294

Investments	$54,291	$46,224	$54,291	$46,224
Separate Accounts assets	10,791	12,431	10,791	12,431

Investments, including Separate Accounts assets	$65,082	$58,655	$65,082	$58,655

GAAP premiums	$284	$359	$940	$1,010
Contract charges	228	221	692	655
Net investment income	794	747	2,313	2,218
Contract benefits	388	452	1,213	1,270
Interest credited to contractholder funds	464	434	1,316	1,292
Amortization of DAC	158	83	380	273
Operating costs and expenses	159	142	472	439
Amortization of goodwill	—	7	—	22
Restructuring and related charges	—	2	1	6
Income tax expense on operations	25	73	165	201

Operating income(1)	112	134	398	380
Realized capital gains and losses, after-tax	(103)	(46)	(192)	(133)
Cumulative effect of change in accounting principle, after-tax	—	—	(283)	(6)

Net income (loss)	$9	$88	$(77)	$241

(1)
For a complete definition of operating income see the Allstate Financial operating income discussion beginning on page 43.

        Statutory Premiums and Deposits is a measure used by Allstate management to analyze Allstate Financial sales trends. Statutory premiums and deposits includes premiums on insurance policies, and premiums and deposits on annuities, determined in conformity with statutory accounting practices prescribed or permitted by the insurance regulatory authorities of the states in which the Company's insurance subsidiaries are domiciled, and all other funds received from customers on deposit-type products which are accounted for by the Company on a GAAP basis as liabilities, rather than as revenue, including the net new deposits of Allstate Bank. Statutory accounting practices, and Allstate's definition of statutory premiums and deposits, differ in material aspects from GAAP. Allstate's method of calculating statutory premiums and deposits may also be different from the method used by other companies and therefore comparability may be limited.

        The following table summarizes statutory premiums and deposits by product line.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Life and other products
Interest-sensitive life	$267	$257	$807	$777
Traditional life	109	119	324	348
Other	118	104	330	307

Total life and other products	494	480	1,461	1,432
Investment products
Fixed annuities	1,532	857	3,663	2,441
Variable annuities	610	625	1,806	2,189
Funding agreements	184	506	1,735	2,089
GICs	—	23	39	143

Total investment products	2,326	2,011	7,243	6,862
Allstate Bank	138	—	369	—

Total Statutory Premiums and Deposits	$2,958	$2,491	$9,073	$8,294

        Total statutory premiums and deposits increased 18.7% to $2.96 billion in the third quarter of 2002 from $2.49 billion in the third quarter of 2001. This increase was due to growth in sales of fixed annuities and deposits of Allstate Bank, partly offset by declines in sales of funding agreements. Period to period fluctuations in the sales of funding agreements will occur as the sales of these products are primarily made based on management's assessment of market opportunities.

        Total statutory premiums and deposits increased 9.4% to $9.07 billion in the first nine months of 2002 from $8.29 billion in the same period of 2001. This increase was due to growth in sales of fixed annuities and deposits of Allstate Bank, partly offset by declines in variable annuities, funding agreements and GIC sales.

        In July of 2001, the Office of Thrift Supervision granted Allstate Bank full-service banking powers. Using this expanded authority, in September 2001 Allstate Bank began offering a wider range of consumer banking products and services, such as certificates of deposit, insured money market and savings accounts and checking accounts through Allstate agents, financial services firms, the Internet and a toll-free number.

        The following table summarizes statutory premiums and deposits by distribution channel.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Allstate agencies	$512	$308	$1,481	$897
Financial services firms	1,152	823	2,992	2,896
Specialized brokers	320	712	2,268	2,702
Independent agents	931	570	2,099	1,565
Direct Marketing	41	78	212	234
Allstate Bank (Direct)	2	—	21	—

Total Statutory Premiums and Deposits	$2,958	$2,491	$9,073	$8,294

        As a result of initiatives undertaken to expand the sales of financial services products, statutory premiums and deposits generated by Allstate agencies have increased 66.2% in the third quarter of 2002 compared to the third quarter of 2001, and 65.1% in the first nine months of 2002 compared to the same period of 2001.

        Allstate Financial also often uses a non-GAAP measure called "new issued premium" to analyze the sales trends for the Allstate Brand. New issued premium includes annual premiums on new insurance policies, initial premiums and deposits on annuities, deposits in the Allstate Bank, and deposits on non-proprietary mutual funds. For this reason, this measure reveals the increased sales of financial products by Allstate agencies. New issued premium for Allstate agencies totaled an estimated $1.15 billion in the first nine months of 2002 compared to $472 million the first nine months of 2001. The 2002 amount surpassed the level in the entire years of 2001 and 2000 combined. Issued premiums for the twelve months ended December 31, 2001 and 2000 totaled an estimated $702 million and $414 million, respectively.

        GAAP Premiums and Contract Charges represent premiums generated from traditional life and other insurance products and immediate annuities with life contingencies which have significant mortality or morbidity risk, and contract charges generated from interest-sensitive life products, variable annuities, fixed annuities and other investment products for which deposits are classified as contractholder funds or Separate Accounts liabilities. Contract charges are assessed against the contractholder account balance for maintenance, administration, cost of insurance and early surrender.

        The following table summarizes GAAP premiums and contract charges.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Premiums
Traditional life	$118	$137	$341	$363
Immediate annuities with life contingencies(1)	43	97	230	261
Other	123	125	369	386

Total premiums	$284	$359	$940	$1,010

Contract Charges
Interest-sensitive life	$166	$160	$497	$458
Variable annuities	54	54	163	164
Investment contracts	8	7	32	33

Total contract charges	$228	$221	$692	$655

(1)
Under GAAP accounting requirements, only those immediate annuities with life contingencies are recognized in premiums. Those without life contingencies, called period certain, are recorded directly as liabilities and generate investment margins and contract charges.

        In the third quarter and first nine months of 2002, total Allstate Financial premiums decreased 20.9% and 6.9%, respectively, compared to the same periods of 2001 due to declines in sales of immediate annuities with life contingencies and traditional life premiums. Declines in the sales of immediate annuities with life contingencies were due to a change in the mix of immediate annuities sold and due to market conditions. The decline in traditional life premiums is related to the Company entering a reinsurance agreement for certain of its direct marketing credit life insurance products and decreased sales of term life insurance premiums. Declines in other premiums during both periods are related to the Company not renewing certain direct marketing non-life credit insurance products, partially offset by increased premiums from the expansion of the Allstate Workplace Division.

        Total contract charges increased 3.2% during the third quarter of 2002, and 5.6% for the first nine months of 2002, compared to the same periods in 2001 due to growth in interest-sensitive life account values in force and contract charge rate increases. Contract charges on variable annuities, which are generally calculated as a percentage of each account value, were consistent with the prior year periods as growth from sales was offset by declines in account values as a result of equity market declines.

        The following table summarizes GAAP premiums and contract charges by distribution channel.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Premiums
Allstate agencies	$66	$83	$227	$222
Specialized brokers	43	97	230	261
Independent agents	92	77	230	221
Direct marketing	83	102	253	306

Total premiums	$284	$359	$940	$1,010

Contract Charges
Allstate agencies	$137	$126	$419	$380
Financial services firms	51	52	152	156
Specialized brokers	5	5	17	16
Independent agents	35	38	104	103

Total contract charges	$228	$221	$692	$655

        Operating income is a measure used by Allstate management to evaluate the profitability of each segment. Operating income is defined as Income before the cumulative effect of change in accounting principle, after-tax, and excluding the after-tax effects of realized capital gains and losses. In this management measure, the effects of realized capital gains and losses and certain other items have been excluded due to the volatility between periods and because such data is often excluded when evaluating the overall financial performance and profitability of insurers. These operating results should not be considered as a substitute for any GAAP measure of performance. A reconciliation of operating income to net income is provided in the table on page 40. Allstate's method of calculating operating income may be different from the method used by other companies and therefore comparability may be limited.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Investment margin	$218	$203	$681	$628
Mortality margin	139	136	426	392
Maintenance charges	77	84	252	244
Surrender charges	20	18	57	57
Amortization of DAC	(158)	(83)	(380)	(273)
Operating costs and expenses	(159)	(142)	(472)	(439)
Amortization of goodwill	—	(7)	—	(22)
Restructuring and related charges	—	(2)	(1)	(6)
Income tax expense on operations	(25)	(73)	(165)	(201)

Operating income	$112	$134	$398	$380

        The following table summarizes operating income by product group.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Retail products	$84	$106	$309	$304
Structured financial products	28	28	89	76

Operating income	$112	$134	$398	$380

        Operating income decreased 16.4% in the third quarter of 2002 from the third quarter of 2001 due primarily to an increase in the amortization of DAC and higher Operating costs and expenses, partly offset by declines in income tax expense on operations and increases in the investment and mortality margins. Operating income increased 4.7% in the first nine months of 2002, over the same period in the prior year, due to increases in the investment margin, declines in income tax expense on operations and increases in the mortality margin.

        Investment margin, which represents the excess of net investment income earned over interest credited to policyholders and contractholders, increased 7.4% during the third quarter of 2002, and 8.4% in the first nine months of 2002 compared to the same periods in 2001. The increase in both periods is a result of growth in invested assets, driven by sales of fixed annuities and structured financial products, less contract benefits, surrenders and withdrawals. Invested assets increased 16.9% as of September 30, 2002 compared to September 30, 2001. The impact of this growth was partly offset by a decline in invested asset yields from lower reinvestment rates resulting from market conditions, and a shift to sales of investment products with lower investment margins such as market value adjusted annuities ("MVAAs") and funding agreements. Management actions taken in 2001 and 2002 to reduce crediting rates where contractually allowed have partially offset the impact on the investment margin of the decline in invested asset yields.

        The following table summarizes investment margin by product group.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Retail products	$165	$156	$522	$510
Structured financial products	53	47	159	118

Investment margin	$218	$203	$681	$628

        Mortality margin, which represents premiums and cost of insurance charges less related policy benefits, increased 2.2% during the third quarter of 2002 compared to the same period of 2001, and 8.7% in the first nine months of 2002 compared to the first nine months of 2001. During both periods, increased premiums on new business offset an increase in policy benefits compared to the same periods in the prior year. Mortality and morbidity loss experience can cause benefit payments to fluctuate from period to period while underwriting and pricing guidelines are based on a long-term view of the trends in mortality and morbidity.

        Net cash payments for variable annuity guaranteed minimum death benefits ("GMDBs") were $11 million and $31 million in the quarter and nine months ended September 30, 2002, respectively, net of reinsurance, hedging gains and other contractual arrangements. This compares to net cash payments of $9 million and $19 million for the three and nine month periods ended September 30, 2001. To reduce its GMDB exposure resulting from further declines in the equity market, the Company entered into certain financial instruments during 2002 which economically hedged a portion of this risk. These instruments will hedge expected benefit payments through June 30, 2003. Allstate Financial's aggregate GMDB amounts in excess of the related account values, payable if all contractholders were to have died as of September 30, 2002, is estimated to be $4.53 billion, net of reinsurance, compared to an estimated $2.36 billion, net of reinsurance, at December 31, 2001. As of September 30, 2002, approximately two-thirds of this exposure is related to the return of customer deposits while the remaining one-third is attributable to some form of enhanced death benefit greater than customer deposits.

        Allstate Financial has offered guaranteed minimum income benefits ("GMIBs") on certain variable annuity contracts since 1998. The GMIBs offered include the right to annuitize based on the highest account value at any contract anniversary date or a guaranteed compound earnings rate based on the initial account value over the specified contract period. These benefits are not available to contractholders until ten years after purchase, therefore do not begin until 2008, based on the terms of the related contracts. The GMIB value in excess of contractholders' account values at September 30, 2002 was estimated to be $940 million, net of reinsurance, compared to an estimated $388 million, net of reinsurance, at December 31, 2001.

        The following table summarizes mortality margin by product group.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Retail products	$144	$139	$435	$383
Structured financial products	(5)	(3)	(9)	9

Mortality margin	$139	$136	$426	$392

        Amortization of DAC for Allstate Financial is dependent on the nature of the insurance contract and requires judgment on both the period and rate of amortization. DAC amortization periods for products with significant mortality or morbidity risk are determined when the products are sold, and are related to the periods in which premiums are received on these products. Amortization is recognized in proportion to the pattern of estimated gross profits for interest-sensitive life and investment products, which is dependent on expected investment returns, product profitability experience and the estimated lives of the contracts. The recoverability of DAC on interest sensitive life and certain investment products is reviewed regularly in the aggregate, using current assumptions. The average lives of the contracts are considerably shorter than the stated amortization period due to withdrawals, surrenders and other policy terminations. The average long-term rate of assumed future investment yield of the Separate Accounts assets related to variable annuity and life contracts, used in estimating expected gross margins, is 8.0% after fees. When market returns vary from the 8% long-term expectation or mean, Allstate Financial assumes a reversion to this mean over a seven-year period, which includes two prior years and five future years. The assumed returns over this period are limited to a range between 0% to 13.25% after fees.

        The steep and sustained decline in the equity markets for the nine months ending September 30, 2002 resulted in the acceleration of variable annuity DAC amortization, often called DAC unlocking, totaling $94 million. Improved persistency on fixed annuities and interest-sensitive life products, along with other recoveries, partially offset the variable annuity DAC unlocking, for a net pre-tax acceleration of DAC amortization for the retail products totaling $65 million in the third quarter of 2002. Expected future GMDB benefits reduce expected future gross profits, which may in turn require further accelerated amortization of the variable annuity DAC asset. Future volatility in the equity markets of similar or greater magnitude may result in non-symmetrical increases or decreases in the amortization of DAC.

        The following table summarizes the DAC asset balance by product.

(in millions)		September 30, 2002			December 31, 2001
	Amortization Period	Unamortized DAC	Impact of net unrealized gains and losses	Total DAC	Unamortized DAC	Impact of net unrealized gains and losses	Total DAC
Traditional Life	7 to 30 years	$707	$—	$707	$694	$—	$694
Other	various	198	—	198	188	—	188

		905	—	905	882	—	882
Interest-sensitive life	30 years	1,411	(164)	1,247	1,382	(108)	1,274
Fixed annuity	15 years	652	(479)	173	485	(224)	261
Variable annuity	15 years	820	(11)	809	877	(19)	858
Other	various	11	—	11	11	—	11

		2,894	(654)	2,240	2,755	(351)	2,404

		$3,799	$(654)	$3,145	$3,637	$(351)	$3,286

        At September 30, 2002, the total DAC balance on fixed and variable annuities of $982 million represents 3.3% of the fixed and variable annuity account values of $30.18 billion, and the DAC balance on variable annuities of $809 million represents 7.0% of the variable annuity account value of $11.54 billion. The total account values in excess of the current surrender values that would be assessed on fixed and variable annuity policies in force as of September 30, 2002 were $835 million, representing 56.7% of the total unamortized DAC on these products. The total account values in excess of the current surrender values for variable annuity policies in force as of September 30, 2002 were $334 million, representing 40.7% of the total unamortized DAC on these products.

        DAC amortization increased 90.4% during the third quarter of 2002 and 39.2% during the first nine months of 2002 compared to the same periods of 2001 due to the accelerated amortization in the third quarter of 2002 and ongoing growth of the business in force.

        Operating costs and expenses increased 12.0% during the third quarter of 2002 and 7.5% during the first nine months of 2002 compared to the same periods of 2001, due primarily to investments in technology and marketing and the expansion of the Allstate Bank.

        The following table summarizes operating costs and expenses by product group.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Retail products	$148	$131	$435	$407
Structured financial products	11	11	37	32

Other costs and expenses	$159	$142	$472	$439

        Income tax expense on operations declined 65.8% in the third quarter of 2002 when compared to the same period in the prior year due to lower operating income and an adjustment for prior year tax issues totaling $21 million. Income tax expense on operations declined 17.9% in the first nine months of 2002 when compared to the same period of the prior year due primarily to the adjustment for prior year tax liabilities.

ALLSTATE FINANCIAL INVESTMENT RESULTS

        Pretax net investment income increased 6.3% in the third quarter of 2002 compared to the same period in 2001. For the first nine months of 2002, pretax net investment income increased 4.3% compared to the same period last year. The increase in both periods was due to increased investment balances, partially offset by lower portfolio yields. Lower portfolio yields were due to funds from operations and reinvestments at current market rates, and the impact of lower short-term rates on securities with variable yields. The Allstate Financial investment balances, excluding assets invested in Separate Accounts and net unrealized capital gains on fixed income securities, increased 16.9% from the September 30, 2001 level.

        After-tax realized capital losses were $103 million in the third quarter of 2002 compared to $46 million in the third quarter of 2001. During the first nine months of 2002, after-tax realized capital losses were $192 million compared to $133 million in the first nine months of last year. After-tax realized capital gains and losses are presented net of the effects of DAC amortization and additional future policy benefits to the extent that such effects resulted from the recognition of realized capital gains and losses.

        The following table describes the factors driving the after-tax realized capital gains and losses results.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Investment write-downs	$(73)	$(18)	$(111)	$(63)
Sales	(32)	2	(61)	(12)
Valuation of derivative instruments	(1)	(29)	(21)	(54)

Subtotal	$(106)	$(45)	$(193)	$(129)
Reclassification of amortization of DAC	3	(1)	1	(4)

Realized capital gains and losses, after-tax	$(103)	$(46)	$(192)	$(133)

        For a further discussion of realized capital gains and losses, see the Investments discussion following.

INVESTMENTS

        The composition of the Company's investment portfolio at September 30, 2002, is presented in the following table.

	Property-Liability		Allstate Financial		Corporate and Other		Total
(In millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities(1)	$29,516	86.6%	$45,440	83.7%	$1,455	95.8%	$76,411	85.0%
Equity securities	3,254	9.6	242	0.4	17	1.1	3,513	3.9
Mortgage loans	76	0.2	5,808	10.7	—	—	5,884	6.6
Short-term	1,215	3.6	1,384	2.6	43	2.8	2,642	2.9
Other	16	—	1,417	2.6	5	0.3	1,438	1.6

Total	$34,077	100.0%	$54,291	100.0%	$1,520	100.0%	$89,888	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost for these securities was $27.5 billion, $42.8 billion and $1.3 billion for Property-Liability, Allstate Financial, and Corporate and Other, respectively.

        Total investments increased to $89.89 billion at September 30, 2002 from $79.88 billion at December 31, 2001. This increase was due in part to a 96.4% increase in net unrealized gains on fixed income securities since December 31, 2001 to $4.76 billion at September 30, 2002.

        Property-Liability investments were $34.08 billion at September 30, 2002 compared to $32.45 billion at December 31, 2001. The increase was primarily attributable to increased unrealized gains on fixed income securities, positive cash flows generated from operations and higher collateral balances from securities lending, partially offset by decreased unrealized capital gains on equity securities.

        Allstate Financial investments were $54.29 billion at September 30, 2002 compared to $46.07 billion at December 31, 2001. The increase in investments was primarily attributable to amounts invested from positive cash flows generated from operations and increased unrealized gains on fixed income securities.

        Total investment balances related to collateral from securities lending increased to $3.96 billion at September 30, 2002, from $2.81 billion at December 31, 2001.

        Fixed income securities include bonds, mortgage-backed and asset-backed securities, and redeemable preferred stocks. All fixed income securities are carried at fair value and are classified as available for sale. The fair value of publicly traded fixed income securities is based on quoted market prices or dealer quotes. The difference between amortized cost and fair value of fixed income securities, net of deferred income taxes, certain life and annuity deferred policy acquisition costs, and certain reserves for life-contingent contact benefits, is reflected as a component of other comprehensive income.

        Equity securities include common and non-redeemable preferred stocks, real estate investment trusts and limited partnerships. Common and non-redeemable preferred stocks and real estate investment trusts are carried at fair value based principally on quoted market prices provided by vendor. The difference between cost and fair value, net of deferred income taxes, is also reflected as a component of other comprehensive income. Investments in limited partnerships are accounted for in accordance with the equity method of accounting, or the cost method of accounting. In instances in which the Company's interest is so minor that it exercises virtually no influence over operating and financial policies, the Company applies the cost method of accounting.

        The fair value of non-publicly traded securities at September 30, 2002 was $9.95 billion. The fair value of non-publicly traded securities, primarily privately placed corporate obligations, is based on either widely accepted pricing valuation models which utilize internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs or independent third party pricing sources. The valuation models use indicative information such as ratings, industry, coupon, and maturity along with related third party data and publicly traded bond prices to determine security specific spreads. These spreads are then adjusted for illiquidity based on historical analysis and broker surveys. Periodic changes in fair values are reported as a component of other comprehensive income and are reclassified to net income only when supported by the consummation of a transaction with an unrelated third party, or when declines in fair values are deemed other than temporary.

        The following table presents the amortized cost, gross unrealized gains and losses and fair value for all fixed income and equity securities.

		Gross unrealized
	Amortized cost			Fair value
(in millions)		Gains	Losses
At September 30, 2002
U.S. government and agencies	$3,810	$1,127	$(5)	$4,932
Municipal	21,144	1,770	(35)	22,879
Corporate	28,321	1,813	(671)	29,463
Foreign government	689	35	(5)	719
Mortgage-backed securities	13,330	651	(24)	13,957
Asset-backed securities	4,148	165	(58)	4,255
Redeemable preferred stock	206	3	(3)	206

Total fixed income securities	71,648	5,564	(801)	76,411
Equity	3,300	433	(220)	3,513

Total	$74,948	$5,997	$(1,021)	$79,924

At December 31, 2001
U.S. government and agencies	$3,302	$513	$(5)	$3,810
Municipal	19,037	808	(121)	19,724
Corporate	25,251	1,134	(268)	26,117
Foreign government	888	25	(2)	911
Mortgage-backed securities	10,653	306	(30)	10,929
Asset-backed securities	3,933	103	(40)	3,996
Redeemable preferred stock	231	5	(3)	233

Total fixed income securities	63,295	2,894	(469)	65,720
Equity	4,385	1,031	(171)	5,245

Total	$67,680	$3,925	$(640)	$70,965

        The Unrealized net capital gain on fixed income and equity securities at September 30, 2002 was $4.98 billion, an increase of $1.69 billion or 51.5% since December 31, 2001. Unrealized losses were primarily concentrated in the equity and corporate fixed income portfolios. The unrealized losses for the equity portfolio were $220 million with 40% related to investments in the technology and consumer cyclicals sectors of the market. Both of these sectors have been vulnerable to a sharp decline in capital spending and general economic weakness. The Company expects eventual recovery in these sectors and included each stock in these sectors in its watchlist process at September 30, 2002. The unrealized losses for the corporate fixed income portfolio were $671 million with 73% related to investments in the energy, communications, and utility sectors, all of which have been under considerable pressure in 2002. These three sectors have been vulnerable to overcapacity, difficulty in accessing capital markets and general economic weakness. The Company expects eventual recovery in these sectors and included each security in these sectors in its watchlist process at September 30, 2002. The remaining unrealized losses were spread across multiple sectors.

        Approximately 93.9% of the Company's total fixed income securities portfolio is rated investment grade at September 30, 2002, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's equivalent rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

        The following table shows the composition by credit quality of the fixed income securities with gross unrealized losses at September 30, 2002.

(in millions)
NAIC Equivalent Rating	Moody's Equivalent Rating	Unrealized Loss	Percent to Total	Fair Value	Percent to Total
1	Aaa/Aa/A	$(153)	19.1%	$2,897	36.2%
2	Baa	(351)	43.8	3,082	38.6
3	Ba	(106)	13.3	894	11.2
4	B	(129)	16.1	774	9.7
5	Caa or lower	(45)	5.6	211	2.6
6	In or near defaul	(17)	2.1	136	1.7

	Total	$(801)	100.0%	$7,994	100.0%

        The table above includes redeemable preferred securities with a fair value of $61 million and an unrealized loss of $3 million. It also includes 101 securities that have not yet received an NAIC rating, for which the Company has assigned a rating based on an analysis similar to that used by the NAIC, with a fair value totaling $678 million and an unrealized loss of $50 million. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the Securities Valuation Office of the NAIC ("SVO"), and the rating by the SVO, there will always be a number of non-rated securities at each statement date.

        At September 30, 2002, $504 million, or 62.9%, of the gross unrealized losses are on fixed income securities that are rated investment grade. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired. Any such unrealized losses are recognized in income, if the securities are sold, or if the decline in fair value is deemed other than temporary.

        As of September 30, 2002, $297 million of the gross unrealized losses related to fixed income securities that are below investment grade. Of this amount, 5% has been in a significant unrealized loss position (greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities) for six or more consecutive months prior to September 30, 2002. Through its watchlist monitoring process, the Company assessed those securities that met certain screening criteria and other securities for which it has concerns to determine if any were other than temporarily impaired. After reviewing each of those securities with the information available as of September 30, 2002, the Company concluded that the securities are not other than temporarily impaired. The scheduled maturity dates for fixed income securities in an unrealized loss position at September 30, 2002 is shown below.

(in millions)	Unrealized Loss	Percent to Total	Fair Value	Percent to Total
Due in one year or less	$(2)	0.3%	$88	1.1%
Due after one year through five years	(157)	19.6	1,535	19.2
Due after five years through ten years	(268)	33.5	2,500	31.3
Due after ten years	(288)	35.9	2,245	28.1

	(715)		6,368
Mortgage- and asset- backed securities	(83)	10.3	1,565	19.5

	(798)		7,933
Redeemable preferred stock	(3)	0.4	61	0.8

Total fixed securities	$(801)	100.0%	$7,994	100.0%

        Allstate monitors the quality of its fixed income portfolio, in part, by categorizing certain investments as problem, restructured, or potential problem. Problem fixed income securities are generally securities in default with respect to principal and/or interest and/or securities issued by companies that have entered bankruptcy subsequent to Allstate's acquisition of the security. Restructured fixed income securities have modified terms and conditions that were not reflective of current market rates or terms at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, the Company has concerns regarding the borrower's ability to pay future interest and principal in accordance with contractual terms, which causes the Company to believe these securities may be classified as problem or restructured in the future. The following table summarizes the balances of problem, restructured and potential problem fixed income securities.

	September 30, 2002			December 31, 2001
(in millions)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$339	$310	0.4%	$199	$192	0.3%
Restructured	42	36	—	42	42	0.1
Potential problem	513	414	0.6	276	271	0.4

Total net carrying value	$894	$760	1.0%	$517	$505	0.8%

Cumulative write-downs recognized	$324			$223

        The Company has experienced an increase in its balance of fixed income securities categorized as problem, restructured or potential problem as of September 30, 2002 compared to December 31, 2001. The increases in problem and potential problem assets primarily resulted from liquidity constraints in the utilities, energy and airlines sectors of the market in the first nine months of 2002. The Company expects eventual recovery in these sectors, but evaluated each fixed income security in these sectors individually for impairment at September 30, 2002. Approximately $134 million of Unrealized losses at September 30, 2002 are related to securities that the Company has included in the problem, restructured or potential problem categories. Due to the continued declining economic and market conditions during 2002, there is potential for these balances to increase in the future, but the total amount of securities in these categories is expected to remain a relatively low percentage of the total fixed income securities portfolio.

        In October 2002, the corporate bond market experienced the fifth worst month on record for downgrades according to Moody's Investor Service. Accordingly, securities in which the Company has holdings have been adversely affected. These downgrades are indicative of a continued difficult credit environment that may lead to increased recognition of realized capital losses from investment write downs and sales activities in subsequent periods.

        The Company concluded, through its watchlist monitoring process, that the unrealized losses at September 30, 2002 were temporary in nature. The Company writes down to fair value a security that is classified as other than temporarily impaired in the period the security is deemed to be other than temporarily impaired. The assessment of other than temporary impairment is performed on a case-by-case basis considering a wide range of factors. Inherent in the Company's evaluation of a particular security are assumptions and estimates about the operations of the issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other than temporary are:

  •
  The Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value;

  •
  The duration for and extent to which the fair value has been less than cost for equity securities or amortized cost for fixed income securities;

  •
  The financial condition, near-term prospects and long-term prospects of the issuer; and

  •
  The specific reasons that a security is in a significant unrealized loss position.

        The following table describes the components of pre-tax realized capital gains and losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Investment write-downs	$(143)	$(44)	$(248)	$(181)
Sales
Fixed income and equity securities	(167)	(42)	(211)	42
Futures contracts	(97)	(33)	(160)	(36)
Other	2	1	8	4

Total sales	(262)	(74)	(363)	10
Valuation of derivative instruments	(14)	(86)	(64)	(155)

Total pre-tax realized capital gains and losses	$(419)	$(204)	$(675)	$(326)

        The Company recorded, for the nine months ended September 30, 2002, $211 million in net losses from sales of securities, which is comprised of gross gains of $754 million and gross losses of $965 million. Gross losses from sales of securities of $965 million which combined with investment write-downs of $248 million represents a total gross realized loss of $1.2 billion on fixed income and equity securities for the nine months ended September 30, 2002. Of the $965 million in gross losses from sales of securities, $383 million resulted from sales of fixed income securities and $582 million resulted from sales of equity securities.

        The $582 million in gross losses from sales of equity securities are primarily related to a decision in the first half of 2002 to reduce investments in equity securities by approximately one fourth, increased portfolio turnover due to sector weighting decisions, and increased market volatility in 2002 during a progressive decline in the market conditions.

        The $383 million in losses from sales of fixed income securities primarily related to a decision to reduce exposure to certain holdings due to severely constrained liquidity conditions in the market and routine reductions of exposure to deteriorating credits.

        The ten largest losses from sales of individual securities for the nine-months period ended September 30, 2002 totaled $147 million with the largest being $28 million and the smallest being $9 million. Of those losses, none related to a security that was in a significant unrealized loss position (greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities) for a period of six or more consecutive months prior to sale. In fact, nine of the ten were in significant unrealized loss positions for two or less consecutive months prior to sale.

        The following list details the 15 largest losses from sales and write-downs, consolidated by issuer and affiliated securities, the related circumstances giving rise to the loss and a discussion of how those circumstances may have impacted other material investments held.

(in millions)				September 30, 2002 Holdings at Amortized cost
Description/Discussion	Fair Value at Sale ("Proceeds")	Loss on Sale	Write- downs		Net Unrealized Gain (Loss)
Large diversified Internet/Media company. Expected synergies from a merger did not materialize. Internet advertising has been disappointing and the longer-term outlook has deteriorated significantly as reflected by significant write-offs and management disruption. Approximately half of the loss on sales was part of a program to reduce large positions in view of declining market liquidity. At this time, the issues appear primarily company specific with limited effect on other investments in this sector. The Company's remaining holdings are investment grade.	$107.5	$40.8	—	$85.2	$(9.3)
Large telecommunications company that subsequently filed for bankruptcy. This issuer had specific problems related to alleged fraud.(1)	101.6	38.9	—	—	—
Global energy company and power generator, which missed coupon payments in September due to severely constrained liquidity. The sales were part of a program to reduce large positions in view of declining market liquidity. Investments in affiliated companies are backed by sufficient collateral or are insured.(2)	31.1	8.2	$26.0	102.0	(23.5)
Large manufacturing conglomerate whose debt was downgraded by rating agencies, creating liquidity concerns. Allegations of fraud and resignation of senior officers contributed to the decline in the value. In view of management changes and business restructuring efforts, Allstate intends to hold this investment until it recovers or matures.	81.0	34.1	—	31.9	(0.4)
Holding company of a large foreign telecommunications company that lost its investment grade rating primarily as a result of acquisition-related leverage. The sales were the result of a program to reduce large positions in view of declining market liquidity. The issuer has demonstrated that it has access to the equity market and other sources of liquidity. Allstate intends to hold the remaining amount.	38.0	28.9	—	22.8	(6.6)
A major U.S. airline that may file for bankruptcy. The loss primarily relates to an unsecured issue and certain secured issues whose collateral value is insufficient. Allstate holds other securities issued by this company that are fully collateralized and not impaired. The U.S. airline industry is under stress. The Company monitors its investments in airline issuers very closely, particularly with regard to collateral values.	1.7	..2	20.3	35.7	(4.4)

(in millions)				September 30, 2002 Holdings at Amortized cost
Description/Discussion	Fair Value at Sale ("Proceeds")	Loss on Sale	Write- downs		Net Unrealized Gain (Loss)
Senior unsecured securities issued by a seismic data and related geophysical services company that has been experiencing liquidity pressures. The circumstances of this impairment are not expected to have a material impact on the other investments.	2.9	1.2	17.2	18.9	(0.2)
Large utility company with deteriorating operating fundamentals as well as regulatory and litigation issues. The write-down was taken when the company's sponsor withdrew financial support.(2)	33.6	4.8	12.9	22.8	(11.8)
International biopharmaceutical company or its affiliate. These securities were downgraded during the year to below investment grade. Allstate sold a significant portion of the position at a discount and recognized impairment charges on the remainder to reflect the company's deteriorating financial results and liquidity position as well as impairment charges the company disclosed it was taking on certain assets. The circumstances of this impairment are not expected to have a material impact on other investments.	43.0	7.3	8.9	21.0	—
Large long distance, local and wireless telecom company. Some holdings were sold to reduce position size in the face of strained market liquidity, particularly for large issuers. Allstate expects the remaining holdings to be held until maturity or recovery.(1)	72.4	15.8	—	142.1	(12.8)
Holding company of a large long distance and local telephone service provider. Allstate reduced its exposure to the holding company securities when the company began to have liquidity and regulatory issues. Allstate continues to hold securities of the operating company, which has large and stable cash flow, as well as secured issues of certain affiliates.(1)	85.2	14.4	—	71.0	(14.3)
Large information technology services company. The issue declined in value after a large and unexpected earnings shortfall announced in September and a subsequent inquiry by the Securities and Exchange Commission. At this time, the issues appear primarily company specific with limited effect on other investments in the sector.	24.9	13.6	—	4.0	(0.1)

(in millions)				September 30, 2002 Holdings at Amortized cost
Description/Discussion	Fair Value at Sale ("Proceeds")	Loss on Sale	Write- downs		Net Unrealized Gain (Loss)
Various securities of issuers affiliated with a large cable company that filed for bankruptcy in June 2002. The losses resulted from selling securities as well as writing down certain holdings to fair value. Credit deterioration was primarily due to excess leverage and alleged accounting irregularities that caused serious liquidity problems. Allstate continues to hold certain investments issued by affiliates, and these investments are supported by collateral. The circumstances of this impairment are not expected to have a material impact on other investments.	14.4	5.8	6.8	13.0	—
Sovereign securities issued by a South American country. Approximately half the losses relate to a decision to reduce exposure in the face of rising political, economic and social turmoil. While much of the turmoil was country-specific, some of it has spread to neighboring countries, and Allstate continues to monitor developments in the region closely.	19.1	6.4	4.8	6.7	(0.7)
A leading provider of database software in the world and a major participant in the market for business application software. The position was sold to reduce the total investment in equity securities and based on concerns about market share losses in the database business. Allstate subsequently repurchased shares in this company after the share price fell further, based on what appeared to be an attractive valuation. At no point during 2002 was the fair value less than 80% of cost for equity securities or amortized cost for fixed income securities.	23.5	10.6	—	6.8	0.2

Total	$679.9	$231.0	$96.9	$583.9	$(83.9)	(3)

(1)
The telecom industry is under fundamental and technical pressure and we are monitoring developments in the industry. Allstate's holdings in the industry are primarily large investment grade issuers with solid assets and stable cash flows.

(2)
Some sectors of the utility industry are under severe fundamental and technical pressure for reasons unrelated to specific securities.

(3)
The Company has deemed the declines in fair value on securities with an unrealized loss to be temporary.

        There are a number of risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include the risks that:

  •
  The economic outlook is worse than anticipated and has a greater adverse impact on a particular issuer than anticipated;

  •
  The Company's assessment of a particular issuer's ability to meet all of its contractual obligations changes; and

  •
  New information is obtained or facts and circumstances change that cause a change in the Company's ability or intent to hold a security to maturity or until it recovers in value.

        These risks and uncertainties could result in a charge to earnings in future periods to the extent that losses are realized. The charge to earnings would not have a significant impact on Shareholders' equity since the majority of the portfolio is held at fair value and as a result, the related unrealized gain (loss), net of tax, is currently reflected as Accumulated other comprehensive income in Shareholders' equity.

        The Company has an extensive monitoring process to identify fixed income and equity securities whose carrying value may be other than temporarily impaired. This process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to cost for equity securities or amortized cost for fixed income securities is below established thresholds or are identified through other monitoring criteria such as ratings downgrades or payment defaults. Securities with an unrealized loss of greater than 20% of their cost for equity securities or amortized cost for fixed income securities for a period of six months or more, are identified through this process. The securities identified, in addition to other securities for which the Company may have concern, or securities considered to be a problem, restructured or potential problem securities, are evaluated based on facts and circumstances for inclusion on a watchlist. Securities on the watchlist are reviewed in detail to determine whether any other than temporary impairment exists.

        The unrealized loss balance for fixed income and equity securities can be further segmented into the following four categories of securities:

  (i)
  Securities whose unrealized loss is less than 20% of cost for equity securities or amortized cost for fixed income securities ($425 million of unrealized loss);

  (ii)
  Securities where the unrealized loss was greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities for a period of less than six consecutive months prior to September 30, 2002 ($510 million of unrealized loss);

  (iii)
  Securities whose unrealized loss was greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities for a period of six or more consecutive months, but less than 12 consecutive months prior to September 30, 2002 ($52 million of unrealized loss); and

  (iv)
  Securities whose unrealized loss was greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities for twelve or more consecutive months prior to September 30, 2002 ($34 million of unrealized loss).

        The first two categories have generally been adversely impacted by the downturn in the financial markets, overall economic conditions, and the market's evaluation of certain sectors. While all of the securities in the first two categories are monitored for impairment, the degree to which and length of time that the securities have been in an unrealized loss position suggest that these securities do not pose a high risk of other than temporary impairment. In general the Company expects that the fair values of these securities will recover over time.

        For the third category above, securities whose unrealized loss was greater than or equal to 20% of their cost for equity securities or amortized cost for fixed income securities for a period of six or more consecutive months, but less than 12 consecutive months prior to September 30, 2002 ($52 million unrealized loss), there are 73 equity securities with a fair value of $19 million ($24 million of unrealized loss, with the largest being $4 million) and 15 fixed income securities with a fair value of $35 million ($28 million of unrealized loss, with the largest being $6 million). In addition, of the fixed income securities in this category only $6 million with unrealized losses of $9 million are rated as being below investment grade at September 30, 2002.

        For the fourth category above, securities whose unrealized loss was greater than or equal to 20% of their cost for equity securities or amortized cost for fixed income securities for a period of twelve or more consecutive months prior to September 30, 2002 ($34 million of unrealized loss), there are 97 equity securities with a fair value of $16 million ($25 million of unrealized loss, with the largest being $1 million) and 4 fixed income securities with a fair value of $18 million ($9 million of unrealized loss, with largest being $5 million). In addition, of the fixed income securities in this category only $14 million with unrealized losses of $7 million are rated as being below investment grade at September 30, 2002.

        The following table contains the individual securities as of September 30, 2002, with the ten largest unrealized losses:

(in millions) Description	Fair Value	Unrealized Loss (in millions)	NAIC Rating
Large Electricity Generator	$17	$(14)	3
Large Electricity Generator	19	(12)	2
Diversified Energy Holding Company	17	(11)	2
Transportation Company	16	(11)	6
Oil Field Services Company	8	(9)	4
Major U.S. Airline	23	(9)	3
Large Utility Company	8	(8)	4
Collateralized Debt Obligation	2	(8)	2
Water Distribution Company	13	(7)	2
Large Energy Company	14	(7)	4

Total	$137	$(96)

        As of September 30, 2002, none of the ten securities with the largest unrealized loss positions had been in a significant unrealized loss position (greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities) for six or more consecutive months prior to September 30, 2002. Four of the ten securities in the largest unrealized loss positions were rated investment grade at September 30, 2002.

CAPITAL RESOURCES AND LIQUIDITY

        Capital Resources consist of shareholders' equity, mandatorily redeemable preferred securities and debt, representing funds deployed or available to be deployed to support business operations. The following table summarizes Allstate's capital resources.

(in millions)	September 30, 2002	December 31, 2001
Common stock and retained earnings	$15,452	$15,533
Accumulated other comprehensive income	2,314	1,663

Total shareholders' equity	17,766	17,196
Mandatorily redeemable preferred securities	200	200
Debt	4,205	3,921

Total capital resources	$22,171	$21,317

Ratio of debt and mandatorily redeemable preferred securities to shareholders' equity	24.8%	24.0%
Ratio of debt to total capital resources(1)	19.4%	18.9%

(1)
When analyzing the Company's ratio of debt to total capital resources, various formulas are used. In this presentation, debt includes 50% of the mandatorily redeemable preferred securities because, due to the nature of these securities, this computation is believed by management to be a common methodology utilized by many of the users of the Company's financial statements.

        Shareholders' equity increased $570 million in the first nine months of 2002 when compared to year-end 2001, as net income and increased unrealized capital gains were partially offset by share repurchases and dividends paid to shareholders. During the first nine months of 2002, the Company acquired 10.1 million shares of its stock at a cost of $373 million as part of the current stock repurchase program. This program was 85.4% complete at September 30, 2002, and is expected to be completed by December 31, 2002, but completion is dependent upon the market price of Allstate's stock and other factors.

        Debt increased compared to December 31, 2001 due primarily to increased long-term borrowings outstanding. In February 2002, the Company issued $350 million of 6.125% Senior Notes due in 2012, utilizing the registration statement filed with the Securities and Exchange Commission ("SEC") in June 2000. The proceeds of this issuance were used for general corporate purposes.

        Financial Ratings and Strength    The Company's and its major subsidiaries' debt, commercial paper and insurance financial strength ratings are influenced by many factors including the amount of financial leverage (i.e. debt) and exposure to risks, such as catastrophes, as well as the current level of operating leverage.

        In October 2002, Standard & Poor's affirmed its ratings, and its stable outlook of the Company and Allstate Insurance Company ("AIC") and its rated property-casualty subsidiaries and affiliates. Also, in October 2002, Standard & Poor's affirmed its ratings, and its negative outlook for Allstate Life Insurance Company ("ALIC") and its rated subsidiaries and affiliates. The outlook had been changed in February 2002 from "stable" to "negative" as part of an ongoing life insurance industry review being conducted by Standard & Poor's. Since December 31, 2001, there have been no rating changes for any domestic Allstate affiliate or subsidiary from A.M. Best Company or Moody's Investors Service. In May 2002, A.M. Best Company downgraded the qualified rating of Allstate Insurance Company of Canada from B++ to B+.

        AIC contributed $250 million of capital to ALIC in the first nine months of 2002, to strengthen ALIC statutory surplus following the impact of ALIC's realized capital losses, an increase in the statutory reserves required for variable annuity GMDBs and GMIBs and growth from new business.

        Liquidity    The Allstate Corporation is a holding company whose principal subsidiaries include AIC, American Heritage Life and Kennett Capital. The principal, potential sources of funds for Property-Liability, Allstate Financial and Corporate and Other include the following activities.

	Property- Liability	Allstate Financial	Corporate and Other
Property-liability insurance premiums	X
Allstate Financial premiums and deposits		X
Reinsurance recoveries	X	X
Receipts of principal, interest and dividends on investments	X	X	X
Sales of investments	X	X	X
Funds from investment repurchase agreements, securities lending, dollar roll, commercial paper and lines of credit agreements	X	X	X
Inter-company loans	X	X	X
Capital contribution from parent	X	X
Dividends from subsidiaries	X		X
Funds from periodic issuance of additional securities			X
Funds from the settlement of the Company's benefit plans			X

        The principal, potential uses of funds for Property-Liability, Allstate Financial and Corporate and Other include the following activities.

	Property- Liability	Allstate Financial	Corporate and Other
Payment of claims and related expenses	X
Payment of contract benefits, maturities, surrenders and withdrawals		X
Reinsurance cessions and payments	X	X
Operating costs and expenses	X	X	X
Purchase of investments	X	X	X
Repayment of investment repurchase agreements, securities lending, dollar roll, commercial paper and lines of credit agreements	X	X	X
Payment or repayment of inter-company loans	X	X	X
Capital contributions to subsidiaries	X		X
Dividends to shareholders	X	X	X
Share repurchases			X
Debt service expenses and repayment			X
Settlement payments of the Company's benefit plans	X		X

        The following table summarizes consolidated cash flow activities by business segment for the first nine months of 2002.

(in millions)	Property- Liability	Allstate Financial	Corporate and Other	Consolidated
Net cash provided by (used in):
Operating activities	$2,038	$1,342	$99	$3,479
Investing activities	(1,200)	(5,944)	(166)	(7,310)
Financing activities	33	4,477	(511)	3,999

Net increase (decrease) in consolidated cash				$168

        The Company's operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet the liquidity requirements of the Company. The Corporate and Other segment also includes $1.43 billion of investments held by the Company's subsidiary, Kennett Capital.

        The payment of dividends by AIC is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. In the twelve-month period ending October 31, 2002, AIC paid dividends of $675 million. Based on the greater of 2001 statutory net income or 10% of statutory surplus, the maximum amount of dividends AIC is able to pay without prior Illinois Department of Insurance approval at a given point in time during 2002 is $1.38 billion, less dividends paid during the preceding twelve months measured at that point in time. Notification and approval of inter-company lending activities is also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.

        A portion of Allstate Financial's diversified product portfolio, primarily fixed annuity and interest-sensitive life insurance products, is subject to discretionary surrender and withdrawal by contractholders. Total surrender and withdrawal amounts for Allstate Financial for the three month and nine month periods ending September 30, 2002 were $867 million and $2.32 billion compared with $714 million and $2.28 billion for the same periods last year. As Allstate Financial's interest-sensitive life policies and annuity contracts in force grow and age, the dollar amount of surrenders and withdrawals could increase. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated.

        Due to sustained declines in the equity and interest rate markets, the Company estimates that its periodic pension costs will increase by approximately $185 million in 2003 and its minimum pension liability will be approximately $800 million to $850 million after-tax at December 31, 2002.

Changes in the minimum pension liability are reflected in Accumulated other comprehensive income on the Company's Condensed Consolidated Statement of Financial Position. The minimum pension liability represents the excess of the accumulated benefit obligation for the Company's pension plans over the amounts expensed by the Company, after-tax. This liability is adjusted annually based on contributions to the plan, actual returns on plan assets and changes in assumptions used in the determination of pension benefit obligations.

        The Company has access to additional borrowing to support liquidity as follows:

  •
  Allstate has a commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of September 30, 2002, the remaining borrowing capacity under the commercial paper program was $757 million, however, the outstanding balance fluctuates daily.

  •
  Allstate has three credit facilities totaling $1.20 billion as a potential source of funds to meet short-term liquidity requirements: a $575 million five-year revolving line of credit expiring in 2006, a $575 million 364-day revolving line of credit expiring in the second quarter of 2003, and a $50 million one-year revolving line of credit expiring in the third quarter of 2003. The rights to borrow on the five-year and 364-day lines of credit are subject to requirements that are customary for facilities of this size, type and purpose. For example, the Company's ratio of total debt to total capital (as defined in the agreements) cannot exceed a designated level. This requirement is currently being met and management expects to continue to meet it in the future. There were no borrowings under any of these lines of credit during the third quarter of 2002. The total amount outstanding at any point in time under the combination of the commercial paper program and the three credit facilities is limited to $1.20 billion.

  •
  The Company has the right to issue up to an additional $1.45 billion of debt securities, preferred stock, trust preferred securities or debt warrants utilizing the shelf registration statement filed with the SEC in June 2000.

        The Company's use of off-balance sheet arrangements is limited to two SPEs used to hold assets under the management of Allstate Investment Management Company on behalf of unrelated third party investors, one synthetic lease SPE used to acquire a headquarters office building and 38 Sterling Collision centers, and one SPE used to issue global medium-term notes ("GMTNs") to institutional investors. Management of the Company has no ownership interest in any of these SPEs.

    •
    At September 30, 2002, the investment management SPEs had assets of $719 million and liabilities of $701 million. In addition, unrelated third parties made initial equity investments of $32 million in the SPEs.

    •
    At September 30, 2002, the synthetic lease SPE established to acquire the headquarters office building and up to 38 Sterling Collision centers had assets and liabilities of $77 million and $75 million, respectively, and $2 million of unrelated third party equity. This arrangement was structured to finance the acquisition of $160 million of properties when fully utilized.

    •
    At September 30, 2002, the SPE used to issue GMTNs had assets of $2.42 billion, liabilities of $2.33 billion and unrelated third party equity of $90 million. The funding agreements issued by ALIC to the SPE are reported on the Company's balance sheet as a component of contractholder funds.

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

  •
  Allstate Protection's multi-access distribution model involves risks and uncertainties that could have a material adverse effect on Allstate's results of operations, liquidity or financial position. For example, the direct customer sales capabilities could lead to unreliable sales activity, an unacceptable profit contribution and channel competition.

  •
  The Company is taking various expense-savings steps including initiatives to realign claim offices to fewer and larger office locations and to redesign the Customer Information Centers and other back-office operations. The Company estimates that the restructuring expenses to be recognized on these programs and a non-cash charge resulting from pension benefit payments made to agents in connection with the re-organization of employee agents to a single exclusive agency independent contractor program announced in 1999 will be $125 million on a pre-tax basis, for the twelve months ending December 31, 2002. The Company also estimates that the annual expense savings from these programs will be $140 million on a pre-tax basis. However, these savings will not be fully realized until 2004 and are dependent on the adequacy and timing of actions taken to eliminate targeted employee positions and consolidate operations and facilities. Moreover, the efficacy of the Company's expense saving initiatives is difficult to predict due to external factors such as the stock market impact on pension and other benefit expenses and the extent of future guaranty fund assessments.

  •
  In connection with the realignment of Allstate Protection claim offices to fewer and larger office locations, a significant number of claims employees may be transferring from one office location to another. In addition, a significant number of them may have to learn new responsibilities. Although the Company has taken action to mitigate the risk of these disruptions, this may lead to a temporary increase in the number of pending claims, to a decrease in the effectiveness of internal control programs in the claim settlement process and to a decrease in the effectiveness of severity management programs.

  •
  For its auto insurance business, Allstate is continuing to pursue programs to improve and maintain profitability. These programs include additional down payment requirements, new underwriting criteria, rate increases, non-renewal of policies where permitted and other administrative changes. Although these programs are designed to improve and maintain profitability, they may have an adverse impact on growth in premiums written. In its Allstate brand non-standard auto insurance business, the Company expects the rate of decline in policies in force to moderate as the Company shifts its countrywide non-standard strategy to maintaining profitability, providing a broad-based financial services offering and cross-selling products. However, the rate of decline could remain the same or increase if competitors are able to attract customers with insurance rates that are lower than those offered by the Company.

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

  •
  The insurance business is subject to extensive regulation, particularly at the state level. Many of these restrictions affect Allstate's ability to operate and grow its businesses in a profitable manner. In particular, the Allstate Protection segment's implementation of SRM for its private passenger auto business is subject to state regulatory review processes.

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

  •
  Strategic decisions made by other property-liability insurance carriers in the industry regarding their willingness to write new or renewal business could adversely impact Allstate's profitability. For example, if an insurance carrier announces its intention to withdraw from a state in which Allstate operates, the Company could experience an increase in premiums written, which may not be adequate to achieve targeted returns if increased frequency or severity of claims, higher participation rates in mandatory insurance pools and increased assessments from various state facilities such as the CEA should occur in excess of assumptions used in establishing rates.

  •
  In recent years, the competitive pricing environment for private passenger auto insurance put pressure on the Allstate Protection segment's premium growth and profit margins and, because the Allstate Protection segment's loss ratio compares favorably to the industry, state regulatory authorities may resist our efforts to raise rates. In addition, because of other factors such as SRM, the rate increases that have been approved during 2001 and 2002 may not necessarily result in net average premium in the Allstate Protection segment for 2002 that is equal to or greater than net average premium for 2001 or that is consistent with the weighted average rate changes that the Company has disclosed.

  •
  From time to time, the private passenger auto insurance industry comes under pressure from state regulators, legislators and special interest groups to reduce, freeze or set rates at levels that do not correspond with underlying costs, in management's opinion. The homeowners insurance business faces similar pressure, particularly as regulators in jurisdictions subject to high levels of catastrophes struggle to identify an acceptable methodology to price for catastrophe exposure. This kind of pressure is expected to persist. In addition, the use of financial stability as a factor in underwriting and pricing comes under attack by regulators, legislators and special interest groups in various states. The result could be legislation or regulation that adversely affects the profitability of the Allstate Protection segment. The Company cannot predict the impact on results of operations, liquidity or financial position of possible future legislative and regulatory measures regarding rates.

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

  •
  Certain states have laws that require a property-liability insurer conducting business in that state to participate in mandatory pools or offer coverage to all consumers, often restricting an insurer's ability to charge an adequate price. In these markets, the Company or its subsidiaries may be compelled to underwrite significantly more business at an inadequate price, leading to an unacceptable return on the Company's capital. Certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. Such funds periodically assess such losses to all insurance companies doing business in the state. These assessments may be material to Allstate's financial results.

  •
  Weather conditions including the frequency and severity of tornadoes, hailstorms, hurricanes, tropical storms, high winds, and winter storms affect the frequency and severity of claims in the property lines of insurance. Changing driving patterns affect the frequency and severity of claims in the private passenger auto insurance business.

  •
  Changes in the severity of claims have an impact on the profitability of Allstate's business. Changes in bodily injury claim severity are driven primarily by inflation in the medical sector of the economy. Changes in auto physical damage claim severity are driven primarily by inflation in auto repair costs, auto parts prices and used car prices. Changes in loss costs for homeowners insurance policies are driven by inflation in the construction industry, in building materials and in home furnishings and other economic and environmental factors. However, changes in the level of the severity of claims paid by the Company do not necessarily match or track with changes in the rate of inflation in these various sectors of the economy.

  •
  The Company is currently pursuing various loss management initiatives in Allstate Protection that are expected to mitigate future increases in claim severity. However, these initiatives may not offset impacts of increased severity, which can emerge from unexpected issues and which are inherently difficult to predict. Examples of such issues are a recent decision by the Georgia Supreme Court interpreting diminished value coverage under Georgia law, and the emergence of mold-related homeowners coverage in various states such as Texas.

  •
  Allstate has experienced, and expects to continue to experience, catastrophe losses due to both natural and man-made events. While management believes that our natural event catastrophe management initiatives have reduced the potential magnitude of possible future losses, Allstate continues to be exposed to catastrophes that could have a material adverse impact on results of operations or financial position. Catastrophic events in the future may indicate that the techniques and data used to predict the probability of catastrophes and the extent of the resulting losses are inaccurate. The Company also continues to be exposed to assessments from the CEA and various Florida state-created catastrophe loss management facilities, and to losses that could surpass the capitalization of these facilities.

  •
  There is inherent uncertainty in the process of establishing property-liability loss reserves, particularly reserves for the cost of asbestos, environmental and other mass tort claims. This uncertainty arises from a number of factors, including ongoing interpretation of insurance policy provisions by courts, inconsistent decisions in lawsuits regarding coverage and expanded theories of liability. In addition, on-going changes in claims settlement practices can lead to changes in loss payment patterns that are used to estimate reserve levels. The process of adjudicating claims in the asbestos bankruptcies is lengthy and involves, among other factors, filing notices of claim by all current claimants, estimating the number and cost of resolving pre-petition and post-petition claims, negotiations among the various creditor groups and the debtors and, if necessary, evidentiary hearings by the bankruptcy court. Moreover, while management believes that improved actuarial techniques and databases have assisted in estimating asbestos, environmental and other mass tort net loss reserves, these refinements may subsequently prove to be inadequate indicators of the extent of probable loss. The process of estimating asbestos, environmental and other mass tort liabilities is further complicated by complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are covered, or were ever intended to be covered, and could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements. Consequently, ultimate net losses could materially exceed established loss reserves and expected recoveries, and have a material adverse effect on results of operations, liquidity or financial position.

  •
  There is uncertainty involved in estimating the availability of reinsurance and the collectibility of reinsurance recoverables. This uncertainty arises from a number of factors, including whether losses meet the qualifying conditions of the reinsurance contracts and whether the reinsurers have the financial capacity and willingness to pay.

  •
  In December 2001, the NAIC announced that it reached an agreement regarding the wording of insurance policy exclusions for acts of terrorism for commercial lines. In January 2002, the NAIC issued the following statement, "It is the sense of NAIC membership that terrorism exclusions are generally not necessary in personal lines property and casualty products to maintain a competitive market, and they may violate state law. However we recognize that state laws vary in their authority and discretion. Further, there may be unique company circumstances that need to be considered in individual cases. We expect these cases to be limited." In addition, several states have announced that they will not approve terrorism exclusions for personal and/or commercial lines of property and casualty insurance. Currently, Allstate is examining the potential exposure of its insurance operations to acts of terrorism. Allstate is also examining how best to address this exposure considering the interests of policyholders, shareholders, the lending community, regulators and others. Allstate Financial life insurance policies and annuities do not have exclusions for terrorist events. In the event that a terrorist act occurs, both the Allstate Protection and Allstate Financial segments may be adversely impacted, depending on the nature of the event. With respect to the Company's investment portfolio, in the event that commercial insurance coverage for terrorism becomes unavailable or very expensive, there could be significant adverse impacts on some portion of the Company's portfolio, particularly in sectors such as airlines and real estate. For example, commercial mortgages or certain debt obligations might be adversely affected due to the inability to obtain coverage to restore the related real estate or other property, thereby creating the potential for increased default risk.

  •
  Changes in market interest rates can have adverse effects on Allstate's investment portfolio, investment income, product sales, results of operations and retention of existing business. Increasing market interest rates have an adverse impact on the value of the investment portfolio, for example, by decreasing the fair values of fixed income securities. Declining market interest rates could have an adverse impact on Allstate's investment income as Allstate reinvests proceeds from positive cash flows from operations and from maturities, calls and prepayments of investments into new investments that could yield less than the portfolio's average rate. A declining market could also cause the investments included in the Company's pension plan to have a value below the accumulated benefit obligation, predicating the need for additional minimum pension liability and contributions to the pension plan.

  •
  Changes in interest rates could also reduce the profitability of the Allstate Financial segment's spread-based products, particularly interest-sensitive life, investment and structured financial products, as the difference between the amount that Allstate Financial is required to pay on such products and the rate of return earned on the related investments could be reduced. Changes in market interest rates as compared to rates offered on some of the Allstate Financial segment's products could make those products less attractive if competitive investment margins are not maintained, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products. Allstate Financial's products generally have the flexibility to adjust crediting rates to reflect higher or lower investment returns. However, this flexibility is limited by contractual minimum crediting rates. Additionally, unanticipated surrenders could cause acceleration of amortization of DAC or impact the recoverability of DAC and thereby increase expenses and reduce current period profitability. The Company seeks to limit its exposure to this risk on Allstate Financial's products by offering a diverse group of products, periodically reviewing and revising crediting rates and providing for surrender charges in the event of early withdrawal.

  •
  Allstate Financial amortizes DAC related to interest-sensitive life and investment contracts in proportion to gross profits over the estimated lives of the contracts. Periodically, Allstate Financial updates the assumptions underlying the estimated future gross profits, which include estimated future contract charges, investment margins, policy lapses, and expenses, in order to reflect actual and expected experience and its potential impact to the valuation of DAC. Updates to these assumptions could result in an adjustment to the cumulative amortization of DAC. For example, reduced estimated future gross profits resulting from declines in contract charges assessed against declining Separate Accounts' balances resulting from poor equity market performance , could result in accelerated amortization of DAC. An adjustment, if any, may have a material effect on the results of operations.

  •
  The impact of decreasing Separate Accounts balances resulting from volatile market conditions, underlying fund performance and the performance of distributors could cause contract charges earned by the Allstate Financial segment to decrease and lead to an increase of the exposure of Allstate Financial to pay GMDBs and GMIBs and could also result in increased statutory reserves for these benefits, leading to a reduction of ALIC's statutory capital and surplus. In addition, it is possible that the assumptions and projections used by Allstate Financial in establishing prices for the GMDBs and GMIBs of variable annuities, particularly assumptions and projections about investment performance, do not accurately anticipate the level of costs that Allstate Financial will ultimately incur in providing those benefits, resulting in adverse mortality margin trends that may have a material effect on results of operations.

  •
  Conditions in the U.S. and international stock markets can have an impact on Allstate Financial's variable annuity sales. In general, sales of variable annuities increase when the stock markets are rising over an extended period of time and decrease when stock markets are falling over an extended period of time.

  •
  In order to meet the anticipated cash flow requirements of its obligations to policyholders, from time to time Allstate manages the effective duration gap between investments and liabilities for contractholder funds and reserves for life-contingent contract benefits. Adjustments made to modify durations may have an impact on the value of the investment portfolio, investment income, interest credited to contractholder funds and the investment margin.

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

  •
  Under current U.S. tax law and regulations, deferred and immediate annuities and life insurance, including interest-sensitive products, are accorded favorable policyholder tax treatment. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products. In addition, recent changes in the federal estate tax laws may reduce the demand for the types of life insurance used in estate planning.

  •
  Allstate Financial is comprised of various entities registered under the federal securities laws as broker-dealers, investment advisers and/or investment companies. These entities are subject to the regulatory jurisdiction of the SEC, the National Association of Securities Dealers and/or, in some cases, state securities administrators. The laws regulating the securities products and activities of Allstate Financial are complex, numerous and subject to change. As with any highly regulated industry, there is some degree of risk of regulatory non-compliance; however the Company has in place various legal and compliance personnel, procedures and systems designed to reasonably assure compliance with these requirements.

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

  •
  Allstate has three credit facilities totaling $1.20 billion as a potential source of funds to meet short-term liquidity requirements: a $575 million five-year revolving line of credit expiring in 2006, a $575 million 364-day revolving line of credit expiring in the second quarter of 2003, and a $50 million one-year revolving line of credit expiring in the third quarter of 2003. The rights to borrow on the five-year and 364-day lines of credit are subject to the requirement that the Company's ratio of total debt to total capital (as defined in the agreements) not exceed a designated level. The ability of Allstate to meet the requirement is dependent upon its financial condition. Management expects that adoption of Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," would not cause the Company to violate the requirement. However, the Company cannot be assured that, if adopted, the Interpretation would be adopted in its current, proposed form.

  •
  While positive operating cash flows are expected to continue to meet Allstate's liquidity requirements, Allstate's liquidity could be constrained by a catastrophe which results in extraordinary losses, a downgrade of the Company's current long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade of AIC's insurance financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/B+, or a downgrade in ALIC's insurance financial strength rating from Aa2, AA+ and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-.

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

  •
  Insurance financial strength ratings are an important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change a company's ratings due to, for example, a decline in the value of a company's investment portfolio or increased liabilities due to additional GMDB or GMIB exposure resulting from market declines. A multiple level downgrade, while not expected, could have a material adverse effect on Allstate's sales, including the competitiveness of Allstate's product offerings, its ability to market products, and its financial condition and results of operations.

  •
  State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures generally require Allstate's subsidiaries to maintain insurance financial strength ratings. These restrictions affect Allstate's ability to pay shareholder dividends and use its capital in other ways.

  •
  The Company currently has Separate Accounts liabilities which contain death benefit features covered by the exposure draft Statement of Position ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The Company does not currently hold liabilities for death benefit features covered by the SOP. If the SOP is adopted, the Company's establishment of liabilities with respect to the contracts could have a material impact on the statement of operations, however the market values at the time of adoption will affect the amount of the liability required.

  •
  Allstate has four off-balance sheet SPE's that meet the non-consolidation requirements in existing GAAP. If GAAP accounting requirements were to change retroactively, necessitating the consolidation of the off-balance sheet SPE's, the Company's debt-to-capital ratio would be negatively impacted. At September 30, 2002, this would not have affected the Company's compliance with any existing debt covenants.

  •
  Portions of the non-exchange traded marketable investment securities and non-exchange traded derivative contracts are accounted for at fair value using internally developed, widely accepted valuation models and independent third party data as model inputs. Changes in the fair value of any security or derivative contract could negatively impact the Company's operating income, net income, shareholders' equity, assets, liabilities and debt-to-capital ratio.

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

  •
  The Gramm-Leach-Bliley Act of 1999 permits mergers that combine commercial banks, insurers and securities firms under one holding company. Until passage of the Gramm-Leach-Bliley Act, the Glass Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurers. With the passage of the Gramm-Leach-Bliley Act, bank holding companies may acquire insurers and insurance holding companies may acquire banks. In addition, grandfathered unitary thrift holding companies, including The Allstate Corporation, may engage in activities that are not financial in nature. The ability of banks to affiliate with insurers may materially adversely affect all of Allstate's product lines by substantially increasing the number, size and financial strength of potential competitors.

  •
  Like other members of the insurance industry, the Company is the target of an increasing number of class action lawsuits and other types of litigation based on a variety of issues, some of which involve claims for substantial and/or indeterminate amounts (including punitive and treble damages) and the outcomes of which are unpredictable. This litigation is based on a variety of issues including insurance and claim settlement practices. GAAP prescribes when the Company has a contingent liability and may reserve for particular risks, including litigation exposures. Therefore, results for a given period could be significantly adversely affected when a reserve is established for litigation.

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

  •
  The design of any system of controls and procedures, including internal controls and disclosure controls and procedures, is based in part upon assumptions about the likelihood of future events. Therefore, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

  •
  The impact of The Sarbanes-Oxley Act of 2002 on the business of the Company is being evaluated but cannot be completely determined at this time, particularly as it relates to split-dollar life insurance products.

Item 4.    CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of the filing of this report and under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures with respect to its quarterly reports on Form 10-Q and its current reports on Form 8-K to be filed with the Securities and Exchange Commission ("SEC"). Based upon that evaluation, the principal executive officer and the principal financial officer concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's quarterly reports on Form 10-Q and its current reports on Form 8-K. "Disclosure controls and procedures" are those controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. They include controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under that Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        In addition, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

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

  (b)
  Reports on Form 8-K.

    Registrant filed a Current Report on Form 8-K on September 23, 2002 (Items 5 and 7).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLSTATE CORPORATION (Registrant)
November 13, 2002	By:	/s/ Samuel H. Pilch Samuel H. Pilch (chief accounting officer and duly authorized officer of the Registrant)

CERTIFICATIONS

I, Edward M. Liddy, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of The Allstate Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Edward M. Liddy Chairman of the Board, President and Chief Executive Officer

I, Samuel H. Pilch, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of The Allstate Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Samuel H. Pilch Controller, Acting Vice President and Chief Financial Officer

CERTIFICATION
Pursuant to 18 United States Code § 1350

        Each of the undersigned hereby certifies that to his knowledge the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 of The Allstate Corporation (the "Company") filed with the Securities and Exchange Commission fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 13, 2002	By:	/s/ EDWARD M. LIDDY Edward M. Liddy Chairman of the Board, President and Chief Executive Officer
	By:	/s/ SAMUEL H. PILCH Samuel H. Pilch Controller, Acting Vice President and Chief Financial Officer

Exhibit No.	Description
4	Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.
10.1	The Allstate Corporation Deferred Compensation Plan, as amended and restated as of October 7, 2002 (a management contract or compensatory plan or arrangement)
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 12, 2002, concerning unaudited interim financial information.

E-1

QuickLinks