Form 10-K
period 2002-12-31
ALLSTATE CORP
filed 2003-03-28
CIK 899051

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [        ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        As of June 28, 2002, registrant had 706,794,166 shares of common stock outstanding. Approximately 608,342,007 of these shares, having an aggregate market value (based on closing prices on June 28, 2002 at 4:00 p.m. reported in the New York Stock Exchange Composite listing) of approximately $22.50 billion, were owned by stockholders other than the registrant's directors and executive officers; Northern Trust Corporation, which is the trustee for The Savings and Profit Sharing Fund of Allstate Employees; and any person believed by the registrant to own five percent or more of registrant's outstanding common stock. This information is based on the assumption that the only person or entity other than Northern Trust Corporation that owned five percent or more of the registrant's common stock on June 28, 2002 was Capital Research & Management Company.

        As of February 28, 2003, the registrant had 704,301,706 shares of common stock outstanding.

Documents Incorporated By Reference

        Portions of the following documents are incorporated herein by reference as follows:

        Parts I, II and III of this Form 10-K incorporate by reference certain information from the registrant's Notice of Annual Meeting and Proxy Statement dated March 28, 2003 (the "Proxy Statement").

i

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	44
Signatures		49
Certifications		51
Certifications Pursuant to 18 United States Code § 1350		55
Index to Financial Statements and Financial Statement Schedules		S-1

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

        The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate ®" slogan, Allstate provides insurance products to more than 16 million households and has approximately 12,300 exclusive agents and exclusive financial specialists in the United States and Canada. Allstate is the second-largest personal property and casualty insurer in the United States on the basis of 2001 statutory premiums earned and the nation's tenth-largest life insurance business on the basis of 2001 ordinary life insurance in force and 19th on the basis of 2001 statutory admitted assets.

        Allstate has four business segments: Allstate Protection (our personal property and casualty business); Allstate Financial (our life insurance, retirement and investment products business); Discontinued Lines and Coverages; and Corporate and Other.

        In this annual report on Form 10-K, we occasionally refer to statutory financial information that has been prepared in accordance with the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedure Manual. All domestic U.S. insurance companies are required to prepare statutory-basis financial statements in accordance with the Manual. As a result, industry data is available on a widespread basis that enables comparisons between insurance companies, including competitors that are not subject to the requirement to publish financial statements on the basis of accounting principles generally accepted in the U.S. ("GAAP.") We frequently use industry publications containing statutory financial information to assess our competitive position.

GOAL

        Allstate's goal is to be a leading provider of personal property and casualty insurance and personal life insurance, retirement and investment products. To achieve this goal, we intend to become better and bigger in personal property and casualty insurance and broader in personal life insurance, retirement and investment products by focusing our attention on the following priorities:

>	Meeting customers needs
>	Helping middle America achieve financial security
>	Improving relationships with agencies

>	Deepening our relationships with our financial partners
>	Simplifying doing business with Allstate
>	Achieving profitable growth
>	Maintaining our financial strength

        In pursuit of our goal, we may engage in selective business start-ups, acquisitions and alliances. However, we also intend to maintain discipline in our capital and expense management in order to create long-term shareholder value.

ALLSTATE PROTECTION SEGMENT

Objectives

        The Allstate Protection segment has the following objectives:

>	Continue to grow profitably our Allstate brand private passenger auto insurance business
>	Continue to improve the profitability of our Allstate brand homeowners insurance business
>	Continue to improve the profitability of Ivantage, which markets Encompasssm brand private passenger auto and homeowners insurance and Deerbrook® brand private passenger auto insurance though independent agents
>	Grow premiums written and increase policies in force through strategies for increasing policy retention and increasing the number of our licensed sales professionals
>	Focus on attracting and retaining customers who represent high lifetime value to Allstate's business by using Strategic Risk Management, a tier-based pricing, underwriting and marketing program
>	Improve customer satisfaction
>	Create and deploy technology to enhance the integration of Allstate's distribution channels, to improve customer service, to facilitate the introduction of new products and services, and to reduce infrastructure costs related to supporting agencies and handling claims
>	Make optimum use of Allstate's distribution and service channels by improving our relationships with Allstate exclusive agencies, encouraging agency growth, and continuing to enhance The Good Hands® Network
>	Provide a broad range of Allstate brand personal life insurance, retirement and investment products and continue to integrate their distribution through our proprietary channels

>	Improve the profitability of our Canadian operations

Products

        Our Allstate Protection segment accounted for 91% of Allstate's 2002 consolidated insurance premiums. In this segment, we sell principally private passenger auto and homeowners insurance in the United States and Canada.

        We also sell many other types of personal property and casualty insurance, including landlords, personal umbrella, renters, condominium, residential fire, manufactured housing, boat owners and selected commercial property and casualty. In addition, we operate Allstate Motor Club, Inc., which provides members with travel plans and emergency road service.

        We evaluate the results of this segment based primarily upon underwriting results and premium growth.

        Information regarding the last three years' revenues and income from operations attributable to the Allstate Protection segment is contained in Note 18 to the Consolidated Financial Statements beginning on page D-150 of Appendix D to the Notice of Annual Meeting and Proxy Statement dated March 28, 2003 (the "Proxy Statement"). Note 18 also includes information regarding the last three years' identifiable assets attributable to our property-liability operations, which encompasses both our Allstate Protection segment and our Discontinued Lines and Coverages segment. Note 18 is incorporated herein by reference.

        Information regarding the amount of premium earned for Allstate Protection segment products for the last three years is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations in Appendix D to the Proxy Statement, on page D-19, in the table labeled "Premiums earned." That table is incorporated herein by reference. Information regarding the amount of premium earned for Allstate Protection segment products sold in Canada is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations in Appendix D to the Proxy Statement, on page D-27, under the subheading "premiums earned" under the heading "Allstate Canada." That information is incorporated herein by reference.

Risk Management, Underwriting and Pricing

        Strategic Risk Management.    Historically we have separated both private passenger auto insurance and homeowners insurance into standard and non-standard categories for pricing or underwriting purposes, or both. While we no longer use those categories for homeowners insurance, we do use them for auto insurance. In addition, for the last several years we have been implementing a refined program called Strategic Risk Management (SRM). The implementation of SRM has led to a change in the mix of business between standard and non-standard auto.

        SRM is a tier-based pricing, underwriting and marketing program. Tier-based pricing and underwriting produces a broader range of premiums that is more refined than the range generated by the standard/non-standard model alone. We believe that tier-based pricing and underwriting will allow Allstate to improve its competitive position with respect to "high lifetime value" market segments while maintaining or improving profitability. When implementing SRM, we have introduced the use of insurance scoring based on credit history, where legally permissible, to increase the accuracy of our risk evaluation. SRM uses insurance scoring in addition to, and not instead of, other risk evaluation factors. For automobile insurance, these include, to the extent legally permissible, loss history, driving record, car year and make, and marital status. For property insurance, these include, to the extent legally permissible, loss history, condition of the property, and proximity to a fire department.

        Currently, our use of SRM is focused primarily on acquiring and retaining new business, in other words business obtained through new applications for insurance. We intend to continue to implement and refine SRM in accordance with state regulatory processes.

        Lifetime Value.    We regard "lifetime value" as the discounted value of a customer's future cash flow stream. To compute a customer's lifetime value score, we analyze characteristics about the customer (for example, age, marital status and driving record) and the product the customer has purchased (for example, coverages, limits, and descriptors of the asset insured) on the basis of historic data patterns and trends. Because future loss and retention patterns of customers vary significantly, the distribution of lifetime values for a large group of customers will vary from very negative to very positive. "High lifetime value" generally refers to customers who have above average lifetime values.

        Involuntary.    The Allstate Protection segment participates in the "involuntary" or "shared" private passenger auto insurance business. This business provides auto insurance to individuals who would otherwise be unable to obtain it due to their driving records or other factors. Allstate, like all auto insurers, is required to write or share the cost of this business as a condition of its license to do business in many states. When the insurance industry tightens underwriting standards in the voluntary market, the amount of business written by the involuntary market tends to increase. Policies written in this market are generally priced at higher than standard rates. We typically experience losses in this business, but those losses have been immaterial to our results of operations.

        Retention.    As is true for the industry in general, costs attributable to our personal property and casualty products are generally higher during the first year an insurance policy is in effect than in subsequent years. Policy acquisition costs such as advertising, processing and inspection expenses are generally incurred during the first year. Policies that remain in force generally become more profitable over time. Accordingly, customer retention is an important factor in the segment's profitability and a key element of our strategy in this business.

Claims

        In the Allstate Protection segment we seek to efficiently pay fair and correct amounts on all claims on a timely basis. As part of this effort, we employ strategies focused on specific segments of the claim adjustment process and we use the expertise and services provided by vendors where appropriate. To mitigate the effects of external cost pressures, our efforts include focused management oversight of claim costs through the use of medical cost management, fraud detection, litigation management, subrogation, and auto and property investigation and repair strategies. Examples of this work with respect to our property insurance products include developing specialized knowledge and processes for mold claims, creating a rapid deployment team for flexible handling of periodic weather events, priority dispatching of our adjusters to those claims with the greatest opportunity for mitigation of damages, and employing vendor services to access favorable pricing of replacement materials and contents items along with consistent and accurate estimates of damage.

        We continue to research, develop and implement strategies to improve the cost-effectiveness of our claim processes, to leverage our scale and buying power, to leverage our use of technology, to reduce operational costs, to improve process management and to enhance service for our customers. Examples of this work include centralization of medical payment claim handling, centralization of basic auto property damage claim handling, and expansion in the number of Sterling Collision Centers facilities in order to streamline the auto collision repair process. To aid in cost reduction, we have engaged external vendors to assist with the procurement of auto glass, building supplies and legal services. Allstate's efficient management of the claims process helps maintain competitive and profitable insurance pricing.

Distribution

        The Allstate Protection segment sells private passenger auto and homeowners insurance primarily through Allstate exclusive agencies and independent agencies as well as through the independent agencies of our Ivantage business.

        The Allstate brand products are sold primarily through Allstate exclusive agencies and independent agencies. However, in those states where we have implemented The Good Hands Network—a multi-access platform that integrates the local Allstate exclusive agencies, the Internet and our Customer Information Centers—consumers can also purchase certain Allstate personal insurance products and obtain service through our Customer Information Centers and, in many of those states, over the Internet. The Good Hands Network is available in 30 states to over 85% of the United States population. In some states where we have implemented The Good Hands Network, customers cannot use the Internet to purchase our products, but they can use it to obtain information about some of our products, including pricing information, and service.

        Our Ivantage business sells Encompass and Deerbrook brand insurance through independent agencies. The Encompass brand includes standard private passenger auto and homeowners insurance products while the Deerbrook brand includes non-standard private passenger auto insurance.

        Our broad-based network of approximately 10,800 Allstate exclusive agencies in the United States in approximately 9,300 locations produced approximately 92.0% of the Allstate Protection segment's written premiums in 2002. The balance was primarily generated by approximately 14,200 independent agencies. We are the fourth largest provider of personal insurance products through independent agencies in the United States, based on 2001 statutory written premium.

        As indicated above, one of our objectives is to continue to integrate the distribution of many of our products through our proprietary distribution channels, particularly the Allstate exclusive agencies. Historically, the Allstate exclusive agencies have focused on the sale of our personal property and casualty products such as auto and homeowners insurance. We have increased sales of our personal life insurance, retirement and investment products through these agencies. In 2002 Allstate exclusive agencies and exclusive financial specialists had sales of financial products totaling more than $1.61 billion—more than the prior three calendar years combined. ("Sales of financial products" is an operating measure that we use to quantify the increase in sales of financial products by the Allstate proprietary distribution channel. It is a measure similar to "unit sales." It includes annual premiums on new insurance policies, initial premiums and deposits on annuities, deposits in Allstate Bank, and sales of other company's mutual funds.)

        As part of this initiative, we require any new Allstate exclusive agents that we appoint to become "Personal Financial Representatives" or PFRs within 15 months after their appointment and we encourage our existing Allstate exclusive agents to earn this designation. Over half of the Allstate exclusive agents were PFRs by the end of 2002. Each PFR earns the designation by completing an education curriculum and obtaining the licenses required to sell products such as variable annuities and variable life insurance.

        In addition, we are requiring our exclusive financial specialists to have the PFR designation. Exclusive financial specialists specialize in the sale of personal life insurance, retirement and investment products and often team up with agents more focused on the sale of auto and homeowners insurance. Together, they can sell a wide range of products to our customers.

Geographic Markets

        The principal geographic markets for our personal property and casualty products are in the United States. Through various Allstate affiliates, we are authorized to sell various types of personal property and casualty insurance in all 50 states, the District of Columbia and Canada.

        The following table reflects, in percentages, the principal geographic distribution of premiums earned for the segment for the year ended December 31, 2002. No other jurisdiction accounted for more than five percent of the premiums earned for the Allstate Protection segment.

Texas	11.9%
California	11.0%
New York	10.3%
Florida	9.3%

        Our underwriting strategy for homeowners is to target customers whose risk of loss provides Allstate with the best opportunity for profitable growth. This includes managing exposure on policies in geographic areas where the potential loss from catastrophes exceeds acceptable levels.

Competition

        The personal private passenger auto and homeowners insurance industries are highly competitive. The following charts provide the market shares of our principal competitors in the U.S. personal property and casualty insurance market by direct written premium for the year ended December 31, 2001 (the most recent date such competitive information is available) according to A. M. Best.

Private Passenger Auto Insurance		Homeowners Insurance
Insurer	Market Share	Insurer	Market Share
State Farm	19.3%	State Farm	22.2%
Allstate	12.2%	Allstate	12.6%
Farmers	5.6%	Farmers	8.5%
Progressive	4.8%	Nationwide	4.5%
Nationwide	4.7%	Travelers	3.6%
Geico	4.6%	USAA	3.6%

        In the personal property and casualty insurance market, we compete principally on the basis of the recognition of our brands, the scope of our distribution system, price, the breadth of our product offerings, product features, customer service, claim handling, and use of technology. In addition, our proprietary database of underwriting and pricing experience enables Allstate to use SRM to divide the market into segments, appropriately price risks and cross sell its products within its customer base.

        In the United States insurance industry in 2001, the following approximate amounts of personal property and casualty premium were generated in the indicated distribution channel:

Exclusive agencies (employee and independent contractors)	$94.6 billion
Independent agencies	$54.2 billion
Direct response (call centers and Internet)	$20.7 billion

Catastrophe Losses and Catastrophe Management

        Information regarding catastrophe losses is contained in the discussion of "Catastrophe Losses" beginning on page D-21 of Appendix D to the Proxy Statement. That discussion is incorporated herein by reference.

ALLSTATE FINANCIAL SEGMENT

Objectives

        The Allstate Financial segment has the following objectives:

>	Develop and deliver market-informed products and services
>	Leverage and build the Allstate brand in financial services
>	Build profitable, long-term relationships
>	Drive operational scale, efficiency and effectiveness

        We will continue to extend the Allstate brand by using it in conjunction with more products and distribution channels. We will create greater awareness of Allstate Financial's services through advertising and public relations and by focusing on a consistent experience for customers and distribution partners. We intend to grow Allstate Financial's business through a combination of organic growth, selective acquisitions, alliances and partnerships.

Products

        The Allstate Financial segment's personal life insurance, retirement, investment and other products are listed below. We continue to develop new versions of these products to satisfy evolving consumer needs.

Insurance
Whole life	Hospital indemnity
Term life	Disability income
Universal life	Cancer
Single premium life	Accident
Variable life	Dental
Variable universal life	Heart/stroke
Long-term care	Limited benefit medial
Accidental death
Annuities	Other
Fixed annuities	Certificates of deposit
Variable annuities	Money market accounts
Immediate annuities	Savings accounts
Checking accounts First mortgage loans

        The Allstate Financial segment's structured financial products are listed below. They include a variety of spread-based and fee-based products designed for both individuals and institutional investors.

Structured Financial Products

        General account guaranteed investment contracts (GICs)
Synthetic GICs
Funding agreements
Structured settlement annuities
Immediate annuities

        General account GICs and synthetic GICs are designed for tax-qualified retirement plans, including defined contribution retirement plans, seeking a guaranteed rate of return, limited payment guarantees related to plan participant withdrawals, or book value treatment. Funding agreements are used primarily to support medium-term notes offered by special purpose entities to institutional investors seeking high quality, fixed income investments. Structured settlement annuities are chosen by both individuals and institutions seeking specialized long-term immediate annuities, typically to fund or annuitize large claim or litigation settlements. Immediate annuities are typically purchased by affluent consumers seeking a series of payments for the life of an individual or with a maturity greater than ten years.

        Information regarding the last three years' revenues and income from operations attributable to the Allstate Financial segment is contained in Note 18 to the Consolidated

Financial Statements beginning on page D-150 of Appendix D to the Proxy Statement. Note 18 also includes information regarding the last three years' identifiable assets attributable to the Allstate Financial segment. Note 18 is incorporated herein by reference.

        Information regarding the premiums and contract charges for Allstate Financial segment products for the last three years is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations in Appendix D to the Proxy Statement, on page D-42, in a table that summarizes GAAP premiums and contract charges. That information is incorporated herein by reference.

Risk Management, Underwriting and Pricing

        For individual life insurance policies, we use detailed and uniform underwriting policies and procedures to assess and quantify the risk of each applicant. In some cases we require medical examinations and in some cases we may order attending physicians statements and consumer investigative reports.

        Most of our life insurance policies generally allow us to adjust charges and credits to reflect changes from expected mortality and expense experience or higher or lower investment returns. However, we are subject to contractual maximum charges and minimum crediting rates and state regulatory limits on increasing charges after a policy is issued.

        We price our personal life insurance, retirement and investment products at issuance to achieve a target return on required capital based on assumptions regarding mortality, expenses, investment return, persistency, required reserves and capital. Our assumptions are based on regular reviews of our experience in this business. Periodically, we revise in-force products through non-guaranteed charges or credits to reflect changes in experience and to preserve the margins originally priced into the product.

        For our structured financial products, our risk management strategy is based on:

  •
  Using sophisticated systems and processes to project expected cash flows for assets and liabilities and to measure the sensitivity of asset and liability cash flows to interest rate changes.

  •
  Managing interest rate exposure to control the "duration match" of assets and liabilities. In other words, closely matching the relative sensitivity of asset and liability values to interest rate changes when feasible, often by using derivative financial instruments.

  •
  Primarily writing contracts with predictable maturity structures and without credit event triggers, cross default acceleration clauses or premature surrender or redemption provisions.

  •
  Monitoring withdrawal activity to detect deviations from expected cash flows.

  •
  Establishing multi-disciplinary working groups of professionals with expertise in investment, sales, financial and pricing management to manage risk.

        We underwrite general account GICs and synthetic GICs as part of developing pricing proposals for new contracts. Our underwriters evaluate the likely variance from expected cash flows due to events that trigger the insurance company's payment obligations under the contracts, such as asset reallocation on the part of plan participants, benefit payments and withdrawals, and actions taken by plan sponsors such as layoffs, mergers and plan terminations. Proposals are made only in those situations in which the risk of cash flow variance is projected within strict guidelines, so that the withdrawal risk is minimized. In addition, our underwriters ensure that the contracts and plans provide appropriate protection against financial disintermediation.

        Structured settlement annuities and immediate annuities are underwritten using recent mortality experience and an assumption of continued improvement in annuitant longevity.

Distribution

        The Allstate Financial segment distributes its personal life insurance, retirement and investment products primarily through six distribution channels: independent agents (including master brokerage agencies), Allstate exclusive agencies, broker-dealers, financial institutions, direct marketing and workplace marketing. This multi-channel distribution strategy results in a broad distribution network and increases operating flexibility while allowing us to focus our marketing efforts. We have been expanding distribution of these products by increasing cross sales to existing customers of our Allstate Protection segment and by driving increased sales activity through stronger wholesaling efforts to independent agents, broker-dealers and financial institutions.

        Independent Agents.    We distribute our personal life insurance and retirement products through independent agents (including master brokerage agencies). Products distributed through independent agents include term life insurance, whole life insurance, universal life insurance, variable universal life, single premium life insurance, fixed annuities, variable annuities, immediate annuities and long-term care products.

        Allstate Exclusive Agencies.    Through Allstate agencies, we are also using exclusive agents and exclusive financial specialists to increase sales of our personal life insurance, retirement and investment products to customers who have already purchased one of our personal property and casualty products, such as auto or homeowners insurance. The products distributed through this channel include term life insurance, whole life insurance, universal life insurance, variable universal life insurance, fixed annuities, variable annuities, immediate annuities, long-term care insurance, disability income insurance, cancer insurance, certificates of deposit, money market accounts, savings accounts, checking accounts, first mortgage loans and non-proprietary mutual funds.

        Broker-Dealers.    Through broker-dealers across the country, we target consumers who want assistance in investing for retirement. The products that we distribute through broker-dealers include fixed annuities, variable annuities, immediate annuities and variable life insurance. We have established distribution arrangements with most national broker-dealers and regional firms.

        Financial Institutions.    We also use financial institutions across the country to target consumers who want assistance in investing for retirement. The products that we distribute through financial institutions include fixed annuities, variable annuities, single premium life insurance and variable life insurance. We have established distribution arrangements with a growing number of leading financial institutions.

        Direct Marketing.    We use direct marketing techniques such as telemarketing and direct mail primarily to distribute term life insurance, accidental death insurance and hospital indemnity products.

        Workplace.    Through workplace marketing, we examine employers' benefit programs and recommend personal insurance products that complement and supplement their existing plans. Then we offer the recommended products to the employees on a voluntary participation basis, with premiums paid through payroll deductions. The insurance products that we sell through workplace marketing include universal life, term life, disability income, cancer, accident, heart/stroke, hospital indemnity, limited benefit medical and dental insurance.

        The following table lists the Allstate Financial segment's major distribution channels for personal life insurance, retirement and investment products and the targeted customer segment.

Distribution Channel	Primary Products	Targeted Customer
Independent agents
Term life insurance
Whole life insurance
Universal life insurance
Variable universal life insurance
Single premium life insurance
Fixed annuities
Variable annuities
Immediate annuities
	Long-term care insurance	Affluent and middle-income consumers with retirement and family financial protection needs
Allstate Agency
Term life insurance
Whole life insurance
Universal life insurance
Variable universal life insurance
Fixed annuities
Variable annuities
Immediate annuities
Long-term care insurance
Disability income insurance
Cancer insurance
Certificates of deposit
Money market accounts
Savings accounts
Checking accounts
First mortgage loans
	Nonproprietary mutual funds	Moderate and middle-income consumers with retirement and family financial protection needs
Broker-dealers	Fixed annuities Variable annuities Immediate annuities Variable life insurance	Affluent and middle-income consumers with retirement needs
Financial institutions	Fixed annuities Variable annuities Single premium life insurance Variable life insurance	Middle-income consumers with retirement needs
Direct marketing	Term life insurance Accidental death insurance Hospital indemnity	Moderate-income consumers with family financial protection needs
Workplace marketing
Universal life insurance
Term life insurance
Disability income insurance
Cancer insurance
Accident insurance
Heart/stroke insurance
Hospital indemnity
Limited benefit medical insurance
	Dental insurance	Moderate and middle-income consumers with family financial protection needs

        We distribute our structured financial products either directly to institutional buyers or indirectly through financial intermediaries, consultants and brokers. We sell general account and synthetic GICs directly to retirement plan sponsors or to investment managers who represent plan sponsors. Funding agreements are marketed either directly or through specialized brokers to short-term institutional money managers and directly to special purpose entities that issue medium-term notes through investment banks to United States and offshore investors. Approximately 81% of our funding agreement sales are derived from transactions in which a special purpose entity purchases a funding agreement with terms similar to those of notes issued by the special purpose entity to institutional investors. The strength of the sales of funding agreements to special purpose entities is dependent on conditions in the capital markets. As a result, sales of funding agreements can vary widely from one fiscal quarter to another. Structured settlement annuities are marketed through a small group of specialty brokers. In 2002, approximately 28.1% of our structured settlement annuities originated with cases referred from our Allstate Protection segment. Immediate annuities are typically purchased by affluent consumers through independent agents.

        Our experienced sales staff develops and maintains relationships with target customers for our structured financial products, financial intermediaries, consultants, and brokers. Our consistent market presence has created strong and valuable relationships with a large segment of our customer base.

        The following table summarizes the primary distribution method, the primary structured financial products and our target customers for these products.

Distribution Method	Primary Products	Targeted Customer
Direct or through investment managers who represent plan sponsors	General account and synthetic GICs	Tax-qualified defined contribution retirement plan sponsors
Direct or through specialized brokers	Funding agreements (including funding agreements backing medium-term notes)	Special purpose entities issuing medium-term notes to institutional investors
Short-term institutional money managers
Specialty brokers	Structured settlement annuities	Individuals and institutions seeking specialized long-term immediate annuities (typically to fund or annuitize large claim or litigation settlements)
Independent agents	Immediate annuities	Affluent consumers

Geographic Markets

        We sell our personal life insurance, retirement and investment products throughout the United States. Through subsidiary insurance companies, we are authorized to sell these products in all 50 states, the District of Columbia, Puerto Rico, Guam and the U.S. Virgin Islands.

        We distribute our structured financial products in the United States and internationally. However, our international distribution is generally limited to selling funding agreements to special purpose entities that issue medium-term notes distributed through investment bankers to institutional investors.

        The following table reflects, in percentages, the principal geographic distribution of premiums and deposits for the Allstate Financial segment for the year ended December 31, 2002. Approximately 87.94% of the premiums and deposits generated in Delaware represent deposits received in connection with funding agreements sold to a special purpose entity domiciled in Delaware.

California	10.5%
Delaware	8.7%
New York	7.4%
Florida	6.5%
Texas	6.2%

No other jurisdiction accounted for more than six percent of the premiums and deposits.

        "Premiums and deposits" is an operating measure that we use to analyze production trends for Allstate Financial sales. Premiums and deposits include premiums on insurance policies and annuities and all deposits and other funds received from customers on deposit-type products that we account for as liabilities, rather than as revenue, including the net new deposits of Allstate Bank. Our method of calculating premiums and deposits may be different from the method used by other companies to measure sales and therefore comparability may be limited.

        The following table illustrates where premiums and deposits are reflected in our consolidated financial statements.

($ in millions)	2002	2001	2000
Life and annuity premiums(1)	$1,371	$1,345	$1,344
Deposits to contractholder funds(2)	9,484	7,970	8,393
Deposits to separate accounts and other	979	1,290	2,508

Total premiums and deposits	$11,834	$10,605	$12,245

(1)
Life and annuity contract charges in the amount of $922 million, $885 million and $861 million for 2002, 2001, and 2000, respectively, which are also revenue recognized for GAAP, have been excluded from the table, above, but are a component of the Consolidated Statements of Operations line item "Life and annuity premium and contract charges."

(2)
Derived directly from the Consolidated Statements of Cash Flows.

Competition

        With regard to our personal life insurance, retirement and investment products, we compete principally on the basis of the scope of our distribution systems, the breadth of our product offerings, the recognition of our brands, our financial strength and ratings, our product features and prices, and the level of customer service that we provide. In addition, with respect to variable life and variable annuity products, we compete on the basis of the variety of providers and choices of funds for our separate accounts and the management and performance of those funds within our separate accounts.

        The life insurance and annuity market continues to be highly fragmented and competitive. As of December 31, 2001, there were approximately 750 groups of life insurance companies in the United States, most of which offered one or more products similar to our personal life insurance, retirement and investment products and many of which used similar marketing techniques. Based on information contained in statements filed with state insurance departments, in 2001 approximately 60% of the life insurance and annuity statutory premiums and deposits were written by 20 insurance company groups. According to the same sources, as of December 31, 2001, the Allstate Financial segment ranked tenth based on ordinary life insurance in force and 19th based on statutory admitted assets. In some states, we compete with banks and savings and loan associations in the sale of life insurance products. In addition, because many of our personal life insurance, retirement and investment products include a savings or investment component, our competition includes securities firms, investment advisors, mutual funds, banks and other financial institutions. Competitive pressure is growing due, in part, to demutualization and consolidation activity in the financial services industry, which, among other things, provides our larger competitors with improved access to capital markets and increased economies of scale.

        In the sale of our structured financial products, we operate in a variety of highly competitive institutional markets. Although many companies offer some of these products, a relatively small number of companies dominate the market. In 2001, the top 15 providers of structured financial products, including Allstate, issued approximately 88% of total general account GICs and funding agreements issued by U.S. life insurance companies; and ten insurers, including Allstate, issued approximately 85% of the total structured settlement annuities. Many companies sell immediate annuities, but sales are not significantly concentrated. Our competitors include a variety of well-recognized insurance companies, many of which are larger than the Allstate Financial segment.

        We have built a significant market share for structured financial products in several important markets. We are able to successfully compete in these markets due to our strong financial ratings, our investment management expertise, our strong distribution network, our competitive product design, and the highly recognized Allstate brand name. Competition in this market is restricted almost exclusively to insurance companies with strong financial ratings. For more information regarding our ratings, see "Capital Resources and Liquidity—Financial Ratings and Strength" in Management's Discussion and Analysis of Financial Condition and Results of Operations on page D-73 of Appendix D to the Proxy Statement.

Separate Accounts and General Accounts

        The assets and liabilities relating to variable annuities, variable life products and some GICs are legally segregated and reflected as assets and liabilities of the separate accounts in the financial statements of the subsidiary insurance companies that provide such products. Assets in the separate accounts are available only for the benefit of the holders of these products and are not available to other creditors or policyholders with claims solely against the general account assets of the subsidiary insurance companies. Absent a contract provision specifying either a guaranteed minimum return or account value upon death or annuitization, variable annuity and variable life contractholders bear the investment risk that the funds in the applicable separate account may not meet their stated investment objectives. The assets and liabilities relating to variable products issued with fixed fund options are divided between the applicable separate account for the variable portion of the product and the general account for the fixed portion of the product.

        The assets and liabilities relating to the other (non-variable) life insurance and annuity products, including any minimum guarantees of separate account products, are reflected in the general account of the applicable subsidiary insurance company.

Reinsurance

        We use reinsurance as a means to share mortality risk with external reinsurers as well as to transfer risk among our subsidiary insurance companies. As of December 31, 2002, we retained a maximum risk of two million dollars on each insured life. In 2002, the primary uses of reinsurance included ceding amounts greater than the two million dollar retention limit, proportional sharing of certain life insurance policies with external reinsurance pools, and catastrophe reinsurance, which limited overall life insurance losses in catastrophic events.

Reserves

        We establish actuarially determined reserves for life-contingent contract benefits and contractholder funds to meet future obligations on the Allstate Financial segment's products. These reserves are carried as liabilities.

        We compute reserves for life-contingent contract benefits (mostly for term life and whole life insurance) on the basis of assumptions as to future investment yields, mortality, morbidity, terminations and expenses. These assumptions generally vary by characteristics such as type of coverage, issue age, year of issue, and policy duration.

        With regard to policies and contracts that include an investment component, such as most fixed annuities and interest-sensitive life insurance policies, we establish reserves for contractholder funds. Contractholder funds are equal to deposits received, which we record as interest-bearing liabilities, and interest credited to the benefit of the contractholder less surrenders and withdrawals, death benefits, mortality and expense charges, and net separate account transfers.

        Our reserves for general account GICs, period certain structured settlement and immediate annuities, and funding agreements are equal to the cumulative account balances for these products. Cumulative account balances include deposits plus credited interest less expense charges, surrenders and withdrawals. We calculate future policy benefits for life-contingent structured settlement annuities and immediate annuities based on a set of actuarial assumptions that we establish and maintain throughout the lives of the contracts. These assumptions include investment yields and mortality.

        Separate account liabilities, including those for variable annuities and variable life insurance, represent the contractholders' claim to the related assets and are carried at the fair value of the assets.

        The establishment of reserves for life contingent contract benefits and contractholder fund liabilities in recognition of the segment's future benefit obligations under life and annuity policies and other products is discussed in Notes 2 and 8 to the Consolidated Financial Statements beginning on pages D-96 and D-129, respectively, of Appendix D to the Proxy Statement. Notes 2 and 8 are incorporated herein by reference.

OTHER BUSINESS SEGMENTS

        Note 18 to the Consolidated Financial Statements beginning on page D-150 of Appendix D to the Proxy Statement contains information regarding the revenues, income from operations, and identifiable assets attributable to our Corporate and Other segment over the last three years. It also contains information for the last three years regarding revenues, income from operations and identifiable assets attributable to our property-liability operations, which encompasses both our Allstate Protection segment and our Discontinued Lines and Coverages segment. Note 18 is incorporated herein by reference.

        Our Corporate and Other segment is comprised of holding company activities and certain non-insurance operations.

        Our Discontinued Lines and Coverages segment consists of business that we no longer write and certain commercial and other business in run-off (including environmental, asbestos and other exposures from discontinued lines).

        Although we no longer write excess general liability insurance, we still have exposure for environmental, asbestos and other discontinued lines claims. Our exposure to asbestos, environmental and other discontinued lines claims stems principally from assumed reinsurance coverage written during the 1960s through the mid-1980s, including reinsurance on primary insurance written on large United States companies, and from direct excess insurance written from 1972 through 1985, including substantial excess general liability coverages on Fortune 500 companies. Additional exposure stems from direct primary commercial insurance written during the 1960s through the mid-1980s. Other discontinued lines exposures primarily relate to general liability and product liability claims, such as those for medical devices and other products.

        In 1986, the general liability policy form used by Allstate and others in the property-liability industry was amended to introduce an "absolute pollution exclusion," which excluded coverage for environmental damage claims, and to add an asbestos exclusion. Most general liability policies issued prior to 1987 contain annual aggregate limits for product liability coverage. General liability policies issued in 1987 and thereafter contain annual aggregate limits for product liability coverage and annual aggregate limits on all coverages. Allstate's experience to date is that these policy form changes have limited its exposure to environmental and asbestos claim risks.

        Further information about our Discontinued Lines and Coverages segment is set forth below in "Property-Liability Claims and Claims Expense Reserves."

PROPERTY-LIABILITY CLAIMS AND CLAIMS EXPENSE RESERVES

        The following discussion of property-liability claims and claims expense reserves applies to all of our property-liability operations, encompassing both the Allstate Protection segment and the Discontinued Lines and Coverages segment.

        We establish property-liability loss reserves to cover our estimated ultimate liability for losses and loss adjustment expenses with respect to reported claims and claims incurred but not yet reported ("IBNR") as of the end of each reporting period. In accordance with applicable insurance laws and regulations and generally accepted accounting principles (GAAP), no specific claim reserves are established until a loss occurs, including a loss from a catastrophe. Underwriting results of the two property-liability segments are significantly influenced by estimates of property-liability claims and claims expense reserves. (See Note 7 to the Consolidated Financial Statements beginning on page D-124 of Appendix D to the Proxy Statement. Note 7 is incorporated herein by reference.) These reserves are an estimate of amounts necessary to settle all outstanding claims, including IBNR claims as of the reporting date. These reserve estimates are based on known facts and interpretations of circumstances, internal factors including Allstate's experience with similar cases, historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims, loss management programs and product mix. In addition, the reserve estimates are influenced by external factors including changes in law, court decisions, changes to regulatory requirements, economic conditions and public attitudes. The effects of inflation are implicitly considered in the reserving process.

Allstate Protection

        For the Allstate Protection segment, reserves are established for claims as they occur for each line of business based on estimates of the ultimate cost to settle the claims. The actual loss results are compared to prior estimates, and differences are recorded as reserve reestimates. The primary actuarial technique used to estimate reserves and provide for losses is a "chain ladder" estimation process in which historical loss patterns are applied to actual paid losses and reported losses (paid losses plus individual case reserves set by claim adjusters) for an accident year or a report year to create an estimate of how losses are likely to develop over time. An accident year refers to classifying claims based on the year in which claims occurred. A report year refers to classifying claims based on the year in which claims are reported. Both classifications are used to prepare estimates of required reserves for payments to be made in the future.

        In the "chain ladder" estimation technique, a ratio (development factor) is calculated which compares current results to prior period results for each accident year. A three-year or two-year average development factor, based on historical results, is usually multiplied times the current experience to estimate the development of losses of each accident year from the current time period into the next time period. The development factors for the next time periods for each accident year are compounded over the remaining calendar years to calculate an estimate of ultimate losses for each accident year. Occasionally, unusual aberrations in loss patterns are caused by factors such as changes in claim reporting or settlement patterns, unusually large losses, process changes, legal or regulatory changes, and other influences. In these instances, analysis of alternate development factor selections is performed to evaluate the effect on these factors, and actuarial judgment is applied to make appropriate development factor assumptions needed to develop a best estimate of ultimate losses. Paid losses are subtracted from estimated ultimate losses to determine the indicated reserves. The difference between indicated reserves and recorded reserves is the amount of reserve reestimate.

        Reserves are reestimated quarterly for the Allstate Protection segment. When new development factors are calculated from actual losses, and they differ from estimated development factors used in previous reserve estimates, assumptions about future losses and required reserves are revised based on the new development factors. Changes to reserves are recorded in the period in which development factor changes result in reserve reestimates. Over one thousand actuarial estimates of the types described above are prepared each quarter to monitor losses for each line of insurance, its major components (coverages and perils), major states, or groups of states, for reported losses and for IBNR. Often, several different estimates are prepared for each detailed component, incorporating alternative analyses of changing claim settlement patterns and other influences on losses, from which reserve management selects its best estimate for each component, occasionally incorporating additional analysis and actuarial judgment, as described above. These estimates also incorporate the historical impact of inflation into reserve estimates, the implicit assumption being that a multi-year average development factor represents an adequate provision. Based on its review of these estimates, reserve management's best estimate of required reserves for each state/line/coverage component is recorded for each accident year, and the required reserves for each component are summed to create the reserve balances carried on our Consolidated Statements of Financial Position.

        The facts and circumstances leading to management's reestimate of reserves relate to revisions to the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual losses are different than those predicted by the estimated development factors used in prior reserve estimates.

        Because reserves are based on estimations of future losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain process. The ultimate cost of losses may vary materially from the recorded amounts, which are based on management's best estimates of future losses. We regularly update our reserve estimates as new information becomes available and as events unfold that may have an impact on the resolution of unsettled claims. We reflect changes in prior year reserve estimates, which may be material, in the results of operations in the period in which such changes are determinable. At December 31, 2002, the impact of a reserve reestimation resulting in a one percent increase in our net reserves would be a decrease of $98 million in net income. A reserve reestimation resulting in a one percent decrease in net reserves would increase net income by $98 million.

Discontinued Lines and Coverages

        Allstate's exposure to asbestos, environmental and other discontinued lines claims arises principally from assumed reinsurance coverage written during the 1960s through the mid-1980s, including reinsurance on primary insurance written on large United States companies, and from direct excess insurance written from 1972 through 1985, including substantial excess general liability coverages on Fortune 500 companies. Additional exposure stems from direct primary commercial insurance written during the 1960s through the mid-1980s. Other discontinued lines exposures primarily relate to general liability and product liability claims, such as those for medical devices and other products.

        In 1986, the general liability policy form used by Allstate and others in the property-liability industry was amended to introduce an "absolute pollution exclusion," which excluded coverage for environmental damage claims, and to add an asbestos exclusion. Most general liability policies issued prior to 1987 contain annual aggregate limits for product liability coverage. General liability policies issued in 1987 and thereafter contain annual aggregate limits for product liability coverage and annual aggregate limits on all coverages. Allstate's experience to date is that these policy form changes have limited its exposure to environmental and asbestos claim risks.

        Allstate's exposure to liability for asbestos, environmental, and other discontinued lines losses manifests differently for assumed reinsurance, direct excess insurance, and direct primary commercial insurance. The direct insurance coverage Allstate provided for these exposures was substantially "excess" in nature.

        Excess insurance, and reinsurance, involve coverage written by Allstate for specific layers of protection above retentions and other insurance plans. The nature of excess coverage and reinsurance provided to other insurers limits our exposure to loss to specific layers of protection in excess of policyholder retention or primary insurance plans. In addition, Allstate has purchased significant reinsurance on its excess business, further limiting its exposure.

        Allstate's assumed reinsurance business involved writing generally small participations in other insurers' reinsurance programs. The reinsured losses in which Allstate participates may be a proportion of all eligible losses or eligible losses in excess of defined retentions. The majority of assumed reinsurance exposure, approximately 85%, is for excess of loss coverage, while the remaining 15% is for pro-rata coverage.

        Liability for actual and potential asbestos losses has caused several major asbestos manufacturers to file for bankruptcy protection. Allstate has pending claims related to excess policies issued to seven large asbestos manufacturers that have filed for bankruptcy protection, four of which have not resolved payment plans within the bankruptcies. Reserves related to liability for these companies, whose claims are still in the process of adjudication, are appropriately established based on claims that have occurred and other related information. The process of adjudicating claims in the asbestos bankruptcies is lengthy and involves, among other factors, filing notices of claim by all current claimants, estimating the number and cost of resolving pre-petition and post-petition claims, negotiations among the various creditor groups and the debtors and, if necessary, evidentiary hearings by the bankruptcy court. We will continue to monitor the relevant bankruptcies.

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

        Establishing net loss reserves for asbestos, environmental and other discontinued lines claims is subject to uncertainties that are greater than those presented by other types of claims. Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, unresolved legal issues regarding the determination, availability and timing of exhaustion of policy limits, evolving and expanding theories of liability, availability and collectibility of recoveries from reinsurance, retrospectively determined premiums and other contractual agreements, and estimating the extent and timing of any contractual liability, and other uncertainties. There are complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are covered, or were ever intended to be covered, and could be recoverable through retrospectively determined premiums, reinsurance or other contractual agreements. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean-up costs represent insured property damage. Management believes these issues are not likely to be resolved in the near future and the ultimate cost may vary materially from amounts currently recorded, resulting in an increase in loss reserves.

Reconciliation of Claims Reserves

        The following tables are summary reconciliations of the beginning and ending property-liability insurance claims and claims expense reserves, displayed individually for each of the last three years. The first table presents reserves on a gross (before reinsurance) basis. The end of year gross reserve balances are reflected in the Consolidated Statements of Financial Position on page D-92 of Appendix D to the Proxy Statement. The second table presents reserves on a net (after reinsurance) basis. The total net property-liability insurance claims and claims expense amounts are reflected in the Consolidated Statements of Operations on page D-90 of Appendix D to the Proxy Statement. The Consolidated Statements of Financial Position and the Consolidated Statements of Operations in Appendix D to the Proxy Statement are incorporated herein by reference.

	Year Ended December 31,
GROSS (in millions)	2002	2001	2000
Gross reserve for property-liability claims and claims expense,
beginning of year	$16,500	$16,859	$17,814
Incurred claims and claims expense
Provision attributable to the current year	17,237	17,495	17,312
Change in provision attributable to prior years	765	508	(615)

Total claims and claims expense	18,002	18,003	16,697
Claim payments
Claims and claims expense attributable to current year	10,690	11,386	11,429
Claims and claims expense attributable to prior years	7,122	6,976	6,223

Total payments	17,812	18,362	17,652

Gross reserve for property-liability claims and claims expense,
end of year as shown on 10-K loss reserve development table	$16,690	$16,500	$16,859

	Year Ended December 31,
NET (in millions)	2002	2001	2000
Net reserve for property-liability claims and claims expense,
beginning of year	$14,833	$15,225	$16,161
Incurred claims and claims expense
Provision attributable to the current year	16,972	17,190	17,117
Change in provision attributable to prior years	685	342	(722)

Total claims and claims expense	17,657	17,532	16,395
Claim payments
Claims and claims expense attributable to current year	10,598	11,176	11,358
Claims and claims expense attributable to prior years	6,874	6,748	5,973

Total payments	17,472	17,924	17,331

Net reserve for property-liability claims and claims expense,
end of year as shown on 10-K loss reserve development table(1)	$15,018	$14,833	$15,225

(1)
Reserves for claims and claims expense are net of reinsurance of $1.67 billion, $1.67 billion, and $1.63 billion. at December 31, 2002, 2001 and 2000, respectively.

        The year-end 2002 gross reserves of $16.69 billion for property-liability insurance claims and claims expense, as determined under GAAP, were $2.45 billion more than the reserve balance of $14.24 billion recorded on the basis of statutory accounting practices for reports provided to state regulatory authorities. The principal differences are reinsurance recoverables from third parties totaling $1.67 billion that reduce reserves for statutory reporting and are recorded as assets for GAAP reporting and a liability for $0.10 billion that represents a deposit on assumed reinsurance from the acquisition of CNA's personal lines business, now called Encompass. Additional differences are caused by the reserves of the Canadian subsidiaries for $0.61 billion, which are not included in the combined United States statutory statement.

        As the tables above illustrate, Allstate's net reserve for property-liability insurance claims and claims expense at the end of 2001 increased in 2002 by $685 million, compared to unfavorable reestimates of the gross reserves of $765 million. Net reserve reestimates in 2002, 2001 and 2000 were more favorable than the gross reserve reestimates due to higher anticipated reinsurance cessions on reserve reestimates. For further discussion of Allstate's reinsurance programs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Property-Liability Reinsurance Ceded" beginning on page D-39 of Appendix D to the Proxy Statement. That discussion is incorporated herein by reference.

Loss Reserve Reestimates

        The following Loss Reserve Reestimates table illustrates the change over time of the net reserves established for property-liability insurance claims and claims expense at the end of the last eleven calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability. The third section, reading down, shows retroactive reestimates of the original recorded reserve as of the end of each successive year which is the result of Allstate's expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest reestimated reserve to the reserve originally established, and indicates whether the original reserve was adequate to cover the estimated costs of unsettled claims. The table also presents the gross reestimated liability as of the end of the latest reestimation period, with separate disclosure of the related reestimated reinsurance recoverable. The Loss Reserve Reestimates table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

Loss Reserve Reestimates

($ millions)

	December 31,
	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002
Gross Reserves for
Unpaid Claims and Claims Expense	$14,902	$15,209	$16,414	$17,326	$17,382	$17,403	$16,881	$17,814	$16,859	$16,500	$16,690
Deduct:
Reinsurance Recoverable	1,419	1,338	1,298	1,490	1,784	1,630	1,458	1,653	1,634	1,667	1,672

Reserve For Unpaid
Claims and Claims Expense	$13,483	$13,871	$15,116	$15,836	$15,598	$15,773	$15,423	$16,161	$15,225	$14,833	$15,018
Paid (cumulative) as of:
One year later	4,955	4,472	4,748	5,787	5,013	5,488	5,615	5,973	6,748	6,874
Two years later	7,068	6,519	7,749	8,232	7,952	8,361	8,638	9,055	10,066
Three years later	8,283	8,273	9,247	10,083	9,773	10,336	10,588	11,118
Four years later	9,430	9,140	10,400	11,170	11,040	11,587	11,950
Five years later	9,985	9,849	11,070	12,034	11,847	12,512
Six years later	10,467	10,251	11,702	12,590	12,528
Seven years later	10,762	10,725	12,128	13,134
Eight years later	11,169	10,982	12,599
Nine years later	11,393	11,339
Ten years later	11,730
Reserve Reestimated as of:
End of year	13,483	13,871	15,116	15,836	15,598	15,773	15,423	16,161	15,225	14,833	15,018
One year later	13,081	13,159	14,691	15,500	14,921	15,073	14,836	15,439	15,567	15,518
Two years later	12,745	12,890	14,295	14,917	14,450	14,548	14,371	15,330	15,900
Three years later	12,735	12,832	13,928	14,700	14,156	14,183	14,296	15,583
Four years later	12,877	12,617	13,835	14,613	13,894	14,168	14,530
Five years later	12,830	12,585	13,915	14,455	13,888	14,406
Six years later	12,895	12,730	13,882	14,452	14,140
Seven years later	13,070	12,733	13,877	14,703
Eight years later	13,113	12,617	14,124
Nine years later	12,995	12,839
Ten years later	13,223
Initial reserve in excess
of (less than) reestimated reserve:
Amount of reestimate	$260	$1,032	$992	$1,133	$1,458	$1,367	$893	$578	$(675)	$(685)
Percent	1.9%	7.4%	6.6%	7.2%	9.3%	8.7%	5.8%	3.6%	(4.4)%	(4.6)%
Gross Reestimated Liability-Latest	$15,404	$14,880	$16,044	$16,610	$16,344	$16,394	$16,378	$17,472	$17,734	$17,265
Reestimated Recoverable-Latest	2,181	2,041	1,920	1,907	2,204	1,988	1,848	1,889	1,834	1,747

Net Reestimated Liability-Latest	$13,223	$12,839	$14,124	$14,703	$14,140	$14,406	$14,530	$15,583	$15,900	$15,518
Gross Cumulative Reestimate (Increase) Decrease	$(502)	$329	$370	$716	$1,038	$1,009	$503	$342	$(875)	$(765)

        The subsequent reductions in the net reserves established from December 31, 1993 to December 31, 1999 shown in the foregoing table reflects favorable severity trends that Allstate has experienced, as more fully discussed below. The increase in net reserves established at December 31, 2000 and December 31, 2001 reflects unfavorable reestimates as more fully discussed below.

        Allstate conducts an annual review in the third quarter of each year to evaluate and establish asbestos, environmental and other discontinued lines reserves. Reserves are recorded in the reporting period in which they are determined. Using established industry and actuarial best practices, this detailed and comprehensive ground up methodology determines reserves based on assessments of the characteristics of exposure (e.g. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, which assumes no change in the legal, legislative or economic environment. IBNR reserves are estimated to provide for upward development of known claims, and reporting of additional claims due to current and new policyholders and exposures. In addition we have analyzed our reinsurance recoverables in depth. Allstate updates its evaluations of environmental, asbestos and other discontinued lines reserves annually. While we believe that the actuarial techniques and databases described above have assisted in our ability to estimate environmental, asbestos and other discontinued lines net loss reserves, these refinements may prove to be inadequate indicators of the extent of probable loss. See Note 7 to the Consolidated Financial Statements beginning on page D-124 of Appendix D to the Proxy Statement. Note 7 is incorporated herein by reference.

        The following table is derived from the Loss Reserve Reestimates table and summarizes the effect of reserve reestimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2002. The total of each column details the amount of reserve reestimates made in the indicated calendar year and shows the accident years to which the reestimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve reestimates for the indicated accident year(s).

Effect of Net Reserve Reestimates on
Calendar Year Operations

(in millions)

	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	TOTAL
BY ACCIDENT YEAR
1992 & PRIOR	$(402)	$(336)	$(10)	$142	$(47)	$65	$175	$43	$(118)	$228	$(260)
1993		(376)	(259)	(200)	(168)	(97)	(30)	(40)	2	(6)	(1,174)
1994			(156)	(338)	(152)	(61)	(65)	(36)	111	25	(672)
1995				60	(216)	(124)	(167)	(125)	2	4	(566)
1996					(94)	(254)	(207)	(104)	(3)	1	(661)
1997						(229)	(231)	(103)	(9)	(14)	(586)
1998							(62)	(100)	(60)	(4)	(226)
1999								(257)	(34)	19	(272)
2000									451	80	531
2001										352	352

TOTAL	$(402)	$(712)	$(425)	$(336)	$(677)	$(700)	$(587)	$(722)	$342	$685	$(3,534)

        Favorable calendar year reserve reestimates in 1993 through 2000 were the result of favorable severity trends in each of the eight years for Allstate Protection, which more than offset adverse reestimates in the Discontinued Lines and Coverages segment, virtually all of which relates to 1984 and prior years. The favorable severity trend during this period was primarily the result of favorable injury severity trends, as compared to our anticipated trends. Favorable injury severity trends were largely due to more moderate medical cost inflation and the mitigating effects of our loss management programs.

        The impacts of more moderate medical cost inflation have emerged over time as actual claim settlements validate its magnitude. Beginning in the early 1990s, lower medical cost inflation rates, as evidenced by the consumer price index ("CPI") published by the Bureau of Labor Statistics for medical costs, have contributed to lower actual claim settlements than prior estimates. From 1991 through 1995, the medical CPI averaged 6.3%, and from 1996 through 2000, the average declined to 3.4%. The medical CPI is considered a viable indicator of the direction of claim costs because it is a measure of the change in various costs for medical services and supplies, including doctors' fees, emergency care, therapy and rehabilitation, and pharmaceuticals, all of which are covered claims for insureds. In 2002, the medical CPI increased to 4.7%, and most recent economic forecasts anticipate further increases in medical inflation. If this occurs, future reserve reestimates could be adversely impacted if actual results exceed reserve estimates.

        Our loss management programs, called Claims Core Process Redesign ("CCPR"), have had a mitigating effect in a variety of aspects on injury severity trends. Since 1993, we have been improving the claim adjudication processes for Allstate brand by implementing programs to accomplish better investigation of claims, consistent handling of soft tissue injury claims, more accurate valuation of damages, and more effective negotiation and defense practices. These improvements have also involved hiring additional staff, providing increased training, creating specialized units of expert employees to handle specific types of claims, and focusing attention and resources on handling specific types of claims such as soft tissue injury claims, claims with attorney involvement, and claims in litigation. These programs were intended to create an improved culture, focused on expert, efficient, and effective claim process management. Since 1993, growth of Allstate's injury claim costs has compared favorably to published insurance industry competitor results. This experience is substantially due to the claim adjudication process improvements, and is an additional factor contributing to reductions in reserve estimates. While changes to the claim settlement process have mitigated increases in severity trends on closed claims, these changes can impact historical patterns of losses, introducing a greater degree of statistical variability in actuarial reserve estimates for the remaining outstanding claims.

        In 2002, we increased our reserve estimates for prior years. Unfavorable reserve reestimates in 2002 were due to claim severity and late reported losses for Allstate Protection that were greater than what was anticipated in previous reserve estimates and to increased estimates of losses related to asbestos, environmental, and other discontinued lines in the Discontinued Lines and Coverages segment.

        In 2001, we increased our reserve estimates for prior years due to reduced reserve releases, offset by greater volume of late reported weather related losses than expected from the end of the year 2000 which were reported in the year 2001, additional incurred losses on the 1994 Northridge earthquake, adverse results of class action and other litigation, upward reestimates of property losses and upward reestimates of losses in the Encompass and Canadian businesses. In 2001, reserve releases were at reduced levels due to increasing claim severity trends, which began to deteriorate in 2000 as a result of higher automobile repair and residential construction costs, and increasing medical cost inflation.

        For further explanation of the nature of changes affecting prior year reserve reestimates see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Property-Liability Claims and Claims Expense Reserves", on page D-28 of Appendix D to the Proxy Statement. That particular portion of the Management's Discussion and Analysis is incorporated herein by reference.

        While we believe that changes to our claim settlement processes have contributed to favorable severity trends on closed claims over time, these changes introduce a greater degree of variability in reserve estimates for the remaining outstanding claims at December 31, 2002. Reserve reestimates, if any, are expected to be adversely impacted by anticipated increases in medical cost inflation rates, physical damage repair costs and inflation in the cost of property repair and replacement. We do not expect either favorable or unfavorable reserve reestimates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements and Risk Factors Affecting Allstate" on page D-82 of Appendix D to the Proxy Statement.

REINSURANCE CEDED

        Information regarding reinsurance ceded is contained in the discussion of "Management's Discussion and Analysis of Financial Condition and Results of Operations-Property-Liability Reinsurance Ceded" beginning on page D-39 of Appendix D to the Proxy Statement. The property-liability operations referred to in that discussion include the Allstate Protection segment and the Discontinued Lines and Coverages segment. That discussion is incorporated herein by reference.

INVESTMENTS

        An important ingredient of Allstate's financial results is the return on invested assets. Allstate's investment portfolios are segmented between the property-liability operations (encompassing the Allstate Protection segment and the Discontinued Lines and Coverages segment), the Allstate Financial segment and the Corporate and Other segment. The investment portfolios are managed based upon the nature of each respective business and their corresponding liability structure.

        Our investment strategy for the property-liability portfolio emphasizes safety of principal and consistency of income within a total return framework. This approach is designed to ensure our financial strength and stability for paying claims while maximizing economic value and surplus growth. The method for achieving this goal is based on a strategic asset allocation model, which takes into account the nature of the liabilities and risk tolerance as well as the risk/return parameters of various asset classes. This modeling, along with duration and liquidity considerations, is the guide for our asset allocation. On a tactical basis, decisions are made based on analysis of relative value opportunities across markets. Performance is measured against outside benchmarks at target allocation weights. Review of the portfolio is conducted regularly, including a watch list process that identifies any securities in some form of financial difficulty. This approach to balancing total return management with income needs and risk tolerances has produced excess returns over time.

        Our investment strategy for Allstate Financial is based upon a strategic asset allocation framework that takes into account the need to manage on a risk adjusted spread basis for the underwriting liability product portfolio and to maximize return on retained capital. Generally, a combination of recognized market modeling, analytical models and proprietary models is used to achieve a desired asset mix in the management of the portfolio. The strategic asset allocation model portfolio is the primary basis for setting annual asset allocation targets with respect to interest sensitive, illiquid and credit asset allocations as well as limitations with respect to overall below investment grade exposure and diversification requirements. On a tactical basis, decisions are made on an option adjusted relative value basis staying within the constraints of the strategic asset allocation framework. We believe we maximize asset spread by selecting assets that perform on a long-term basis and by using trading to minimize the effect of downgrades and defaults. We use total return measurement on a selective basis where the asset risks are significant (e.g., high yield fixed income securities, convertible bonds). We expect that the application of this strategy for the Allstate Financial segment will minimize interest rate market impacts on investment income. This strategy is also expected to provide sustainable investment-related income over time.

REGULATION

        Allstate is subject to extensive regulation in the jurisdictions in which it does business. In the U.S. the method of such regulation varies from state to state but generally has its source in statutes that delegate regulatory authority to a state insurance official. In general, such regulation is intended for the protection of insurance policyholders rather than security holders. Regulation relates to a wide variety of matters including insurance company licensing and examination, agent licensing, price setting, trade practices, policy forms, accounting methods, the nature and amount of our investments, claims practices, participation in shared markets and guaranty funds, reserve adequacy, insurer solvency, transactions with affiliates, the amount of dividends that we may pay, and underwriting standards. These regulations have a substantial effect on our business. Some of these matters are discussed in more detail below. For discussion of statutory financial information, see Note 15 to the Consolidated Financial Statements beginning on page D-144 of Appendix D to the Proxy Statement. For discussion of regulatory contingencies, see Note 13 to the Consolidated Financial Statements beginning on page D-138 of Appendix D to the Proxy Statement. Notes 13 and 15 are incorporated herein by reference.

        In recent years the state insurance regulatory framework has come under increased federal scrutiny and legislation that would provide for optional federal chartering of insurance companies has been introduced in Congress. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. We cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on Allstate.

        Limitations on Dividends By Insurance Subsidiaries.    As a holding company with no significant business operations of its own, The Allstate Corporation relies on dividends from Allstate Insurance Company as one of the principal sources of cash to pay dividends and to meet its obligations, including the payment of principal and interest on debt. Allstate Insurance Company is regulated as an insurance company in Illinois. Under Illinois law, it may not pay a dividend without notifying the Illinois Department of Insurance and providing specified financial information. Furthermore, Illinois law requires Allstate Insurance Company to notify and receive approval from the Director of the Illinois Department of Insurance for the payment of any dividend that, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of 10% of Allstate Insurance Company's statutory surplus as of December 31 of the prior year or 100% of Allstate Insurance Company's statutory net income for the twelve-month period ending December 31 of the prior year. The laws of the other jurisdictions that generally govern our insurance subsidiaries contain similar limitations on the payment of dividends and in some jurisdictions the laws may be somewhat more restrictive.

        Holding Company Regulation.    The Allstate Corporation and Allstate Insurance Company are insurance holding companies subject to regulation throughout the jurisdictions in which their insurance subsidiaries do business. In the U.S., these subsidiaries are organized under the insurance codes of Arizona, Florida, Illinois, Nebraska, New Hampshire, New York, Pennsylvania and Texas. Generally, the insurance codes in these states provide that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulator. In general, a presumption of "control" arises from the ownership, control, possession with the power to vote, or possession of proxies with respect to, 10% or more of the voting securities of a domestic insurer or of a person that controls a domestic insurer. In Florida, regulatory approval must be obtained prior to the acquisition of 5% or more of the voting securities of a domestic stock insurer or of a controlling company. In addition, certain state insurance laws require pre-acquisition notification to state agencies of a change in control with respect to a non-domestic insurance company licensed to do business in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic insurer if certain conditions exist, such as undue market concentration. Thus, any transaction involving the acquisition of 10% (5% in Florida) or more of The Allstate Corporation's common stock would generally require prior approval by the state insurance departments in Arizona, California, Florida, Illinois, Nebraska, New Hampshire, New York, Pennsylvania and Texas and would require pre-acquisition notification in those other states that have adopted pre-acquisition notification provisions and where the insurance subsidiaries are admitted to transact business. Such approval requirements may deter, delay or prevent certain transactions affecting the ownership of The Allstate Corporation's common stock.

        Price Regulation.    Nearly all states have insurance laws requiring personal property and casualty insurers to file price schedules, policy or coverage forms, and other information with the state's regulatory authority. In most cases, such price schedules and/or policy forms must be approved prior to use. While they vary from state to state, the objectives of the pricing laws are generally the same: a price must be adequate, not excessive, and not unfairly discriminatory.

        The speed with which an insurer can change prices in response to competition or in response to increasing costs depends, in part, on whether the pricing laws are administered as (i) prior approval, (ii) file-and-use, or (iii) use-and-file laws. In states having prior approval laws, the regulator must approve a price before the insurer may use it. In states having file-and-use laws, the insurer does not have to wait for the regulator's approval to use a price, but the price must be filed with the regulatory authority prior to being used. A use-and-file law requires an insurer to file prices within a certain period of time after the insurer begins using them. Approximately one half of the states, including California and New York, have prior approval laws. Under all three types of pricing systems, the regulator has the authority to disapprove a price subsequent to its filing.

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

        From time to time, the private passenger auto insurance industry comes under pressure from state regulators, legislators and special interest groups to reduce, freeze or set prices at levels that do not correspond with underlying costs and expenses, in our opinion. Homeowners insurance comes under similar pressure, particularly as regulators in states subject to high levels of catastrophe losses struggle to identify an acceptable methodology to price for catastrophe exposure. We expect this kind of pressure to persist. In addition, our use of credit history for underwriting and pricing regularly comes under attack by regulators, legislators and special interest groups in various states. The result could be legislation or regulation that adversely affects the profitability of the Allstate Protection segment. We cannot predict the impact on our results of operations, liquidity or financial position of possible future legislative and regulatory measures regarding pricing.

        Involuntary Markets.    As a condition of maintaining our licenses to write personal property and casualty insurance in various states, we are required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations that provide various types of insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Underwriting results related to these arrangements, which tend to be adverse, have been immaterial to our results of operations.

        Guaranty Funds.    Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants.

        Investment Regulation.    Our insurance subsidiaries are subject to state laws and regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. As of December 31, 2002 the investment portfolios of our insurance subsidiaries did not contain any investments that were non-admitted for failure to comply with such laws and regulations.

        Exiting Geographic Markets; Canceling and Non-Renewing Policies.    Most states have laws and regulations that limit an insurer's ability to exit a market. For example, some states limit a private passenger auto insurer's ability to cancel and non-renew policies. Some states prohibit an insurer from withdrawing one or more types of insurance business from the state, except pursuant to a plan that is approved by the state insurance department and not disapproved on the grounds that it could lead to market disruption. Laws and regulations that limit cancellation and non-renewal and that subject withdrawal plans to prior approval requirements may restrict an insurer's ability to exit unprofitable markets.

        Variable Life Insurance, Variable Annuities and Registered Fixed Annuities.    The sale of variable life insurance, variable annuities and registered fixed annuities with market value adjustment features are subject to extensive regulatory oversight at the federal and state level, including regulation and supervision by the Securities and Exchange Commission and the

National Association of Securities Dealers.

        Broker-Dealers, Investment Advisors and Investment Companies.    The Allstate entities that operate as broker-dealers, registered investment advisors and investment companies are subject to regulation and supervision by the Securities and Exchange Commission, the National Association of Securities Dealers and/or, in some cases, state securities administrators.

        Regulation and Legislation Affecting Consolidation in the Financial Services Industry.    The Gramm-Leach-Bliley Act of 1999 permits mergers that combine commercial banks, insurers and securities firms within one holding company group. Until passage of the Gramm-Leach-Bliley Act, the Glass Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurers. With the passage of the Gramm-Leach-Bliley Act, bank holding companies may acquire insurers and insurance holding companies may acquire banks. In addition, grandfathered unitary thrift holding companies, including our parent company, may engage in activities that are not financial in nature. The ability of banks to affiliate with insurers may materially adversely affect our business by substantially increasing the number, size and financial strength of potential competitors.

        In some states a mutual insurance company can convert to a hybrid structure known as a mutual holding company. This process converts an insurance company, owned by its policyholders, to a stock insurance company, owned (through one or more intermediate holding companies) by its policyholders and, in some instances, in part by third-party stockholders. Also some states permit the conversion of a mutual insurance company into a stock insurance company (demutualization). The ability of mutual insurance companies to convert to mutual holding companies or to demutualize may materially adversely affect our business by substantially increasing competition for capital in the financial services industry.

        Privacy Regulation.    Federal law and regulation requires financial institutions to protect the security and confidentiality of customer information and to notify customers about their policies and practices relating to their collection and disclosure of customer information and their policies relating to protecting the security and confidentiality of that information. Federal and state law also regulate disclosures of customer information. Congress and state legislatures are expected to consider additional regulation relating to privacy and other aspects of customer information.

        Tax.    State and federal laws and regulations affect the taxation of insurance companies and life insurance and annuity products. From time to time, Congress has considered proposals that, if enacted, could impose a greater tax burden on Allstate or could have an adverse impact on the federal income tax treatment of some insurance products offered by Allstate, including the favorable policyholder tax treatment currently applicable to deferred and immediate annuities, and life insurance, including interest-sensitive life insurance. Such proposals have included legislation relating to the deferral of taxation on the accretion of value within certain annuities and life insurance products. Recent proposals to eliminate the double taxation of dividends and to permit the establishment of tax-free lifetime savings and retirement savings accounts could substantially reduce the tax-advantaged nature of many insurance products. If such proposals were to be adopted, they could have a material adverse effect on Allstate's financial position or Allstate's ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, recent changes in the federal estate tax laws have negatively affected the demand for the types of life insurance used in estate planning.

        Environmental.    Environmental pollution clean-up of polluted waste sites is the subject of both federal and state regulation. The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfund") govern the clean-up and restoration of waste sites by "Potentially Responsible Parties" (PRPs). Superfund and the mini-Superfunds (Environmental Clean-up Laws or ECLs) establish a mechanism to pay for clean-up of waste sites if PRPs fail to do so, and to assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent on a variety of factors. By some estimates, there are thousands of potential waste sites subject to clean-up, but the exact number is unknown. As of the end of 2000, clean-up construction had been completed at just over half of the designated Superfund sites. The extent of clean-up necessary and the process of assigning liability remain in dispute. The insurance industry is involved in extensive litigation regarding coverage issues arising out of the clean-up of waste sites by insured PRPs and insured parties' alleged liability to third parties responsible for the clean-up. The insurance industry, including Allstate, is disputing many such claims. Key coverage issues include whether Superfund response, investigation and clean-up costs are considered damages under the policies, trigger of coverage, applicability of several types of pollution exclusions, proper notice of claims, whether administrative liability triggers the duty to defend, appropriate allocation of liability among triggered insurers, and whether the liability in question falls within the definition of an "occurrence." Identical coverage issues exist for clean-up and waste sites not covered under Superfund. To date, courts have been inconsistent in their rulings on these issues. Allstate's exposure to liability with regard to its insureds that have been, or may be, named as PRPs is uncertain.

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

INTERNET WEBSITE

        Our Internet website address is www.Allstate.com. The Allstate Corporation's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports that we have filed or furnished since May 1996 pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available through our Internet website, free of charge. Since the effective date of Securities and Exchange Commission Regulation S-K, Item 101(e)(4), such reports have been available through our website as soon as reasonably practicable after they were electronically filed or furnished to the Securities and Exchange Commission.

OTHER INFORMATION ABOUT ALLSTATE

        As of December 31, 2002, Allstate had approximately 39,284 full-time employees and 1,036 part-time employees.

        Allstate's four business segments use shared services provided by Allstate Insurance Company and other affiliates, including human resources, investment, finance, information technology and legal services.

        Although the insurance business generally is not seasonal, claims and claims expense for the Allstate Protection segment tend to be higher for periods of severe or inclement weather.

        We use the following names, logos and slogans extensively in our business:

Allstate	Encompass Insurance
Allstate Bank	Encompass Insurance design logo
Allstate Bank design logo	Glenbrook
Allstate Financial design logo	Good Hands
Allstate Life	Insure Today. Secure Tomorrow.
Allstate Motor Club	Ivantage
Allstate Motor Club design logo	Lincoln Benefit
Allstate Treasury-Linked Annuity	Northbrook design logo
Allstate Workplace Division design logo	The Good Hands Network
American Heritage Life	The Good Hands People
Deerbrook	Slant "A" Allstate logo
Deerbrook Insurance Company	The Workplace Marketer
Deerbrook Insurance Company design logo

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

FORWARD-LOOKING STATEMENTS AND
RISK FACTORS AFFECTING ALLSTATE

        This document contains "forward-looking statements" that anticipate results based on management's estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

        These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "expects," "will," "anticipates," "estimates," "intends," "believes," "likely" and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Management believes that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying our forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those predicted in our forward-looking statements. In addition to the normal risks of business, Allstate is subject to significant risk factors and uncertainties, including those listed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations-Forward-Looking Statements and Risk Factors Affecting Allstate" beginning on page D-82 of Appendix D to the Proxy Statement. The section of Appendix D to the Proxy Statement under the heading "Forward-Looking Statements and Risk Factors Affecting Allstate" is incorporated herein by reference.

Executive Officers

        The following table sets forth the names of our executive officers, their current ages, their positions, and the dates of their first election as officers. "AIC" refers to Allstate Insurance Company.

Name	Age	Position/Offices	Date First Elected Officer
Edward M. Liddy	57	Chairman, President and Chief Executive Officer of The Allstate Corporation and AIC; also a director of The Allstate Corporation	1994
Robert S. Apatoff	44	Senior Vice President and Chief Marketing Officer of AIC	1999
Catherine S. Brune	49	Senior Vice President and Chief Technology Officer of AIC	1999
Joan M. Crockett	52	Senior Vice President of AIC (Human Resources)	1994
Danny L. Hale	59	Vice President and Chief Financial Officer of The Allstate Corporation; Senior Vice President and Chief Financial Officer of AIC	2003
Ernest A. Lausier	57	Senior Vice President of AIC (President, Ivantage)	2000
Michael J. McCabe	57	Vice President and General Counsel of The Allstate Corporation; Senior Vice President, General Counsel and Assistant Secretary of AIC	1980
Ronald D. McNeil	50	Senior Vice President of AIC (Product Operations)	1994
Robert W. Pike	61	Vice President and Secretary of The Allstate Corporation; Executive Vice President Administration and Secretary of AIC	1978
Samuel H. Pilch	56	Controller of The Allstate Corporation; Group Vice President and Controller of AIC	1995
Eric A. Simonson	57	Senior Vice President and Chief Investment Officer of AIC (President, Allstate Investments, LLC)	2002
Casey J. Sylla	59	Senior Vice President of AIC (President, Allstate Financial)	1995
Thomas J. Wilson	45	Senior Vice President of AIC (President, Allstate Protection)	1995

        No family relationships exist among the above-named individuals. Each of the officers named above may be removed from office at any time, with or without cause, by the board of directors of the relevant company.

        With the exception of Messrs. Apatoff, Hale, Lausier and Simonson, these officers have held the listed positions for at least the last five years or have served Allstate in various executive or administrative capacities for at least five years. Prior to his election in November 1999 to the position stated above, Mr. Apatoff served as Corporate Vice President, Marketing for Aetna Inc. from 1995 to 1999. Prior to his election in January 2003 to the position stated above, Mr. Hale served as Executive Vice President and Chief Financial Officer of Promus Hotel Corporation in 1999 and as Executive Vice President and Chief Financial Officer of USF&G Corporation from 1993 to 1998. Prior to his election in February 2000 to the position stated above, Mr. Lausier was President of CNA Personal Insurance from 1997 to 1999. Prior to his election to the position stated above, Mr. Simonson performed consulting services for large institutional investors from 2000 to 2002 and was Senior Vice President and Chief Investment Strategist for John Hancock Mutual Life Insurance Company from 1996 to 2000.

Item 2.    Properties

        Our home office complex is located in Northbrook, Illinois. As of December 31, 2002, the complex consists of several buildings totaling approximately 2.35 million square feet of office space on a 250-acre site. We lease approximately 320,000 square feet of this office space as lessee.

        We also operate from approximately 1,264 administrative, data processing, claims handling and other support facilities in North America. Approximately 3.8 million square feet are owned and 8.3 million are leased. In addition, we lease as lessee two properties in Northern Ireland comprising 85,000 square feet. Generally, only major facilities are owned. In almost all cases, lease terms are for five years or less.

        The locations out of which the Allstate exclusive agencies operate in the U.S. are normally leased by the agencies as lessees.

Item 3.    Legal Proceedings

        Incorporated in this Item 3 by reference to the discussion under the heading "Regulation" and under the heading "Legal proceedings" in Note 13 to the Consolidated Financial Statements beginning on page D-138 of Appendix D to the Proxy Statement.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        As of March 21, 2003, there were 159,071 record holders of The Allstate Corporation's common stock. The principal market for the common stock is the New York Stock Exchange but it is also listed on the Chicago Stock Exchange. Set forth below are the high and low New York Stock Exchange Composite listing prices of, and cash dividends declared for, the common stock during 2002 and 2001.

	High	Low	Close	Dividends Declared
2002
First quarter	38.00	31.03	37.77	.21
Second quarter	41.25	35.90	36.98	.21
Third quarter	39.10	31.74	35.55	.21
Fourth quarter	41.95	33.17	36.99	.21
2001
First quarter	42.94	33.56	41.94	.19
Second quarter	45.90	40.18	43.99	.19
Third quarter	44.89	30.00	37.35	.19
Fourth quarter	38.38	30.58	33.70	.19

        The payment of dividends by Allstate Insurance Company to The Allstate Corporation is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. In the twelve-month period ending December 31, 2002, Allstate Insurance Company paid dividends of $675 million. Based on the greater of 2002 statutory net income or 10% of statutory surplus, the maximum amount of dividends that Allstate Insurance Company will be able to pay without prior Illinois Department of Insurance approval at a given point in time in 2003 is $1.43 billion, less dividends paid during the preceding twelve months measured at that point in time. Notification and approval of intercompany lending activities is also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.

        During the period beginning on February 5, 2002 and ending on January 14, 2003, The Allstate Corporation sold an aggregate of 26,305 shares of its common stock in 16 separate broker transactions. The shares sold were withheld pursuant to participants' elections under the shareholder approved equity incentive plan to satisfy either tax withholding obligations or tender of shares through attestation in payment of the option price upon exercise of stock options. The shares were inadvertently sold into the market without registration in order to realize the cash necessary to pay the tax obligation or the option exercise price. We have instituted procedures intended to prevent future inadvertent sales of unregistered shares.

        Under arrangements pursuant to which the five non-employee directors of Allstate Life Insurance Company of New York and the two non-employee directors of Allstate Bank receive Allstate common stock as a portion of their compensation for their services as directors, in March and August 2002 we issued 1000 and 500 shares, respectively, of reacquired Allstate common stock in transactions exempt from registration under Section 4(2) of the Securities Act of 1933.

        Information regarding The Allstate Corporation's equity compensation plans is incorporated in this Item 5 by reference to Item 12 of this Form 10-K.

Item 6.    Selected Financial Data

        Incorporated in this Item 6 by reference to "11-Year Summary of Selected Financial Data" beginning on page D-1 of Appendix D to the Proxy Statement.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Incorporated in this Item 7 by reference to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page D-3 of Appendix D to the Proxy Statement.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Incorporated in this Item 7A by reference to the "Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk" discussion beginning on page D-64 of Appendix D to the Proxy Statement.

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements of The Allstate Corporation, including the notes to such statements, beginning on page D-90 of Appendix D to the Proxy Statement are incorporated in this Item 8 by reference. Quarterly results are discussed in Note 20 on page D-154.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Part III

Item 10.    Directors and Executive Officers of the Registrant

        Information regarding directors of The Allstate Corporation is incorporated in this Item 10 by reference to the descriptions under "Election of Directors" in the Proxy Statement.

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

Item 11.    Executive Compensation

        Information regarding executive compensation is incorporated in this Item 11 by reference to the material under the caption "Directors' Compensation and Benefits" on page 9 of the Proxy Statement and under the caption "Executive Compensation" beginning on page 17 of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        The following table includes information as of December 31, 2002 with respect to The Allstate Corporation's equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders(1)	31,957,234	$33.566	31,844,682	(2)
Equity Compensation Plans Not Approved by Security Holders(3)	0	0	4,092,852	(4)
Total	31,957,234	$33.566	35,937,534
(1)
Consists of the Equity Incentive Plan, the 2001 Equity Incentive Plan, the Employees Replacement Stock Plan and the Equity Incentive Plan for Non-Employee Directors.

(2)
Includes 28,713,775 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock and stock in lieu of cash under the 2001 Equity Incentive Plan; 2,846,708 shares that may be issued in the form of stock options under the Employees Replacement Stock Plan; and 284,199 shares that may be issued in the form of stock options, restricted stock and stock in lieu of cash compensation under the Equity Incentive Plan for Non-Employee Directors.

(3)
Consists of the Exclusive Agent Independent Contractors Stock Bonus Plan and two separate arrangements for non-employee directors of two subsidiaries, each of which is described below.

(4)
As of December 31, 2002, 4,092,852 shares remained available for issuance in the form of restricted stock under the Exclusive Agent Independent Contractors Stock Bonus Plan; however, no awards will be made under this plan after February 2003. The arrangements pursuant to which shares are awarded to the non-employee directors of The Allstate Corporation's subsidiaries do not specify an aggregate number of shares available for future issuance.

        There are three equity compensation plans that have not been approved by stockholders: the Exclusive Agent Independent Contractors Stock Bonus Plan (the "EA Plan") and two separate arrangements for non-employee directors of Allstate Life Insurance Company of New York and Allstate Bank.

        The EA Plan was established in 1997 to encourage ownership of The Allstate Corporation common stock on the part of Allstate exclusive agent independent contractors who chose to participate in the plan by providing awards of stock to them based upon a formula tied to the company's achievement of an objective derived from operating earnings per share and a portion of the agent's eligible compensation. The agent was restricted from the sale or transfer of the shares for a period of five years. The maximum value of the award in any year to any agent was $12,000. As of February 2003, a total of 5,612,687 shares of Allstate common stock had been awarded under the plan. No further awards have been or will be made under the EA Plan.

        Under an arrangement approved by the Compensation and Succession Committee of The Allstate Corporation's Board of Directors and the Board of Directors of its subsidiary, Allstate Life Insurance Company of New York, the five non-employee directors of Allstate Life Insurance Company of New York receive 200 shares of The Allstate Corporation's common stock each year at the time of the subsidiary's annual meeting, as a portion of their compensation for their services as directors. Under a similar arrangement approved by The Allstate Corporation's Compensation and Succession Committee and the Board of Directors of its subsidiary, Allstate Bank, the two non-employee directors of Allstate Bank receive 250 shares of The Allstate Corporation's common stock each year, as a portion of their compensation for their services as directors. Only treasury shares or shares purchased on the open market may be granted under these arrangements. The arrangements do not specify the number of shares available for future issuance.

        Information regarding security ownership of certain beneficial owners and management is incorporated in this Item 12 by reference to the material under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" on pages 10 and 11 of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

        Information regarding certain relationships and related transactions is incorporated in this Item 13 by reference to the material under the heading "Certain Transactions" on page 27 of the Proxy Statement.

Item 14. Controls and Procedures

        Within the 90 days prior to the date of the filing of this report and under the supervision and with the participation of The Allstate Corporation's management, including the principal executive officer and principal financial officer, The Allstate Corporation evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements to be filed with the Securities and Exchange Commission ("SEC"). Based upon that evaluation, the principal executive officer and the principal financial officer concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to The Allstate Corporation (including its consolidated subsidiaries) required to be included in its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements. "Disclosure controls and procedures" are those controls and procedures that are designed to ensure that information required to be disclosed by The Allstate Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. They include controls and procedures designed to ensure that information required to be disclosed by The Allstate Corporation in reports that it files or submits under that Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        In addition, there were no significant changes in The Allstate Corporation's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1 and 2		An "Index to Financial Statements and Financial Statement Schedules" has been filed as a part of this Form 10-K beginning on page S-1 hereof and is incorporated by reference in this Item 15.
(a) 3
The following is a list of the exhibits filed as part of this Form 10-K. The exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements. The SEC File Number for the exhibits incorporated by reference is 1-11840, except for those exhibits followed by two asterisks (**)
3(i)
Restated Certificate of Incorporation filed with the Secretary of State of Delaware on February 4, 1999. Incorporated herein by reference to Exhibit 3(a) to The Allstate Corporation's quarterly report on Form 10-Q for the quarter ended June 30, 1999.
3(ii)
Amended and Restated By-Laws of The Allstate Corporation effective September 10, 2001. Incorporated herein by reference to Exhibit 3 to The Allstate Corporation's quarterly report on Form 10-Q for the quarter ended September 30, 2001.
4(i).1
Rights Agreement dated as of February 12, 1999 between The Allstate Corporation and Rights Agent First Chicago Trust Company of New York. Incorporated herein by reference to Exhibit 4 to The Allstate Corporation's current report on Form 8-K filed February 19, 1999.

4(i).2	Statement regarding Change of Rights Agent. Incorporated herein by reference to Exhibit 4(i).2 to The Allstate Corporation's annual report on Form 10-K for 2001.
4(iii)
The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries.
10.1
Tax Sharing Agreement dated May 14, 1993 between Sears, Roebuck and Co. and its subsidiaries. Incorporated herein by reference to Exhibit 10.6 to Amendment No. 3 to Registration Statement No. 33-59676.**
10.2
Supplemental Tax Sharing Agreement dated January 27, 1995 between Sears, Roebuck and Co. and The Allstate Corporation. Incorporated herein by reference to Exhibit 10(d) to The Allstate Corporation's current report on Form 8-K dated February 22, 1995.
10.3*
Allstate Insurance Company Supplemental Retirement Income Plan, as amended and restated effective January 1, 1996. Incorporated herein by reference to Exhibit 10.11 to The Allstate Corporation's annual report on Form 10-K for 1995.
10.4*
The Allstate Corporation Deferred Compensation Plan, as amended and restated as of October 7, 2002. Incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation's quarterly report on Form 10-Q for the quarter ended September 30, 2002.
10.5*
The Allstate Corporation Amended and Restated Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of February 5, 1997. Incorporated herein by reference to Exhibit 4 to Registration Statement No. 333-16129.
10.6*
The Allstate Corporation Annual Executive Incentive Compensation Plan, as amended and restated as of March 9, 1999. Incorporated herein by reference to Exhibit 10.14 to The Allstate Corporation's annual report on Form 10-K for 1998.
10.7*
The Allstate Corporation Long-Term Executive Incentive Compensation Plan, as amended and restated as of March 9, 1999. Incorporated herein by reference to Exhibit 10.15 to The Allstate Corporation's annual report on Form 10-K for 1998.

10.8*
The Allstate Corporation Equity Incentive Plan, as amended and restated as of November 10, 1998. Incorporated herein by reference to Exhibit 10.16 to The Allstate Corporation's annual report on Form 10-K for 1998.
10.9*
Amendments approved by the Board of Directors on March 3, 1999 and March 13, 2001 to The Allstate Corporation Equity Incentive Plan, as amended and restated as of November 10, 1998. Incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation's quarterly report on Form 10-Q for the quarter ended June 30, 2001.
10.10*	Form of stock option under the Equity Incentive Plan. Incorporated by reference to Exhibit 10.15 to The Allstate Corporation annual report on Form 10-K for 1999.
10.11*	Form of stock option with reload under the Equity Incentive Plan. Incorporated by reference to Exhibit 10.16 to The Allstate Corporation annual report on Form 10-K for 1999.
10.12*	Form of restricted stock grant under the Equity Incentive Plan. Incorporated by reference to Exhibit 10.17 to The Allstate Corporation's annual report on Form 10-K for 1999.
10.13*
The Allstate Corporation Equity Incentive Plan for Non-Employee Directors as amended and restated on September 18, 2000 effective June 1, 2001. Incorporated herein by reference to Exhibit 10.12 to The Allstate Corporation's annual report on Form 10-K for 2000.
10.14*
The Allstate Corporation Employees Replacement Stock Plan, as amended and restated on November 10, 1998. Incorporated herein by reference to Exhibit 10.20 to The Allstate Corporation's annual report on Form 10-K for 1998.
10.15*
Amendments approved by the Board of Directors on March 3, 1999 and March 13, 2001 to The Allstate Corporation Employees Replacement Stock Plan, as amended and restated on November 10, 1998. Incorporated herein by reference to Exhibit 10.2 to The Allstate Corporation's quarterly report on Form 10-Q for the quarter ended June 30, 2001.
10.16*	Form of stock option under the Employees Replacement Stock Plan. Incorporated herein by reference to Exhibit 10.21 to The Allstate Corporation's annual report on Form 10-K for 1995.
10.17*	Form of restricted stock grant under the Employees Replacement Stock Plan. Incorporated herein by reference to Exhibit 10.22 to The Allstate Corporation's annual report on Form 10-K for 1995.

10.18*
The Allstate Corporation Annual Covered Employee Incentive Compensation Plan adopted and made effective on March 9, 1999. Incorporated herein by reference to Exhibit 10.23 to The Allstate Corporation's annual report on Form 10-K for 1998.
10.19*
The Allstate Corporation 2001 Equity Incentive Plan effective May 15, 2001. Incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation's quarterly report on Form 10-Q for the quarter ended June 30, 2001.
10.20*
Form of Executive Officer Option Award Agreement dated May 15, 2001 under The Allstate Corporation 2001 Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.4 to The Allstate Corporation's quarterly report on Form 10-Q for the quarter ended June 30, 2001.
10.21*	Form of Executive Officer Option Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan.
10.22*	Form of Executive Officer Restricted Stock Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan.
10.23*	Retirement Benefits of Edward M. Liddy and Casey J. Sylla
10.24*	CEO Change of Control Employment Agreement. Incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation's quarterly report on Form 10-Q for the quarter ended March 31, 1999.
10.25*
Form of Other Named Executive Officer Change of Control Employment Agreement. Incorporated herein by reference to Exhibit 10.4 to The Allstate Corporation's quarterly report on Form 10-Q for the quarter ended March 31, 1999.
10.26*	Form of Other Executive Officer Change of Control Employment Agreement
11	Computation of Earnings per Common Share
12	Computation of Earnings to Fixed Charges Ratio
21	Subsidiaries of The Allstate Corporation
23	Independent Auditors' Consent
99	The Allstate Corporation's Notice of Annual Meeting and Proxy Statement dated March 28, 2003 is incorporated herein by reference.

(b)	Current Reports on Form 8-K were filed during the fourth quarter of 2002 on the following dates for the items indicated:
December 3, Item 5, reporting developments on a petition before the National Labor Relations Board
December 13, Items 5 and 7, regarding the underwritten public offering of $250 million principal amount of 6.125% Senior Notes due 2032

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALLSTATE CORPORATION
(Registrant)
/s/ Samuel H. Pilch

By: Samuel H. Pilch (chief accounting officer and duly authorized officer of the registrant)
March 11, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/Edward M. Liddy Edward M. Liddy	Chairman, President and Chief Executive Officer and a Director (Principal Executive Officer)	March 11, 2003
/s/Danny L. Hale Danny L. Hale	Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2003
/s/F. Duane Ackerman F. Duane Ackerman	Director	March 11, 2003

/s/James G. Andress James G. Andress	Director	March 11, 2003
/s/Edward A. Brennan Edward A. Brennan	Director	March 11, 2003
/s/W. James Farrell W. James Farrell	Director	March 11, 2003
/s/Jack M. Greenberg Jack M. Greenberg	Director	March 11, 2003
/s/Ronald T. LeMay Ronald T. LeMay	Director	March 11, 2003
/s/Michael A. Miles Michael A. Miles	Director	March 11, 2003
/s/J. Christopher Reyes J. Christopher Reyes	Director	March 11, 2003
/s/H. John Riley, Jr. H. John Riley, Jr.	Director	March 11, 2003
/s/Joshua I. Smith Joshua I. Smith	Director	March 11, 2003
/s/Judith A. Sprieser Judith A. Sprieser	Director	March 11, 2003
/s/Mary Alice Taylor Mary Alice Taylor	Director	March 11, 2003

CERTIFICATIONS

I, Edward M. Liddy, certify that:

        1.    I have reviewed this annual report on Form 10-K of The Allstate Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003	/s/ Edward M. Liddy Edward M. Liddy Chairman of the Board, President and Chief Executive Officer

I, Danny L. Hale, certify that:

        1.    I have reviewed this annual report on Form 10-K of The Allstate Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003	/s/Danny L. Hale Danny L. Hale Vice President and Chief Financial Officer

CERTIFICATIONS PURSUANT TO 18 UNITED STATES CODE §1350

        Each of the undersigned hereby certifies that to his knowledge the annual report on Form 10-K for the fiscal year ended December 31, 2002 of The Allstate Corporation filed with the Securities and Exchange Commission fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and result of operations of The Allstate Corporation. This certification accompanies this annual report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by The Allstate Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Date: March 11, 2003	/s/ Edward M. Liddy Edward M. Liddy Chairman of the Board, President and Chief Executive Officer
/s/ Danny L. Hale Danny L. Hale Vice President and Chief Financial Officer

THE ALLSTATE CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
YEAR ENDED DECEMBER 31, 2002

The following consolidated financial statements, notes thereto and related information of The Allstate Corporation (the "Company") are incorporated herein by reference to Appendix D to the Company's Notice of Annual Meeting and Proxy Statement dated March 28, 2003 ("Proxy Statement").

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2002

(in millions)

	Cost/ amortized cost	Fair value	Carrying value
Type of Investment
Fixed Income Securities, Available for Sale:
Bonds:
United States government, government agencies and authorities	$2,987	$3,807	$3,807
States, municipalities and political subdivisions	21,255	22,667	22,667
Foreign governments	1,783	2,079	2,079
Public utilities	2,754	2,949	2,949
Convertibles and bonds with warrants attached	475	502	502
All other corporate bonds	25,300	26,876	26,876
Mortgage-backed securities	13,321	13,913	13,913
Asset-backed securities	4,044	4,154	4,154
Redeemable preferred stocks	204	205	205

Total fixed income securities	72,123	$77,152	77,152

Equity Securities:
Common Stocks:
Public utilities	730	$732	732
Banks, trusts and insurance companies	251	320	320
Industrial, miscellaneous and all other	2,024	2,406	2,406
Nonredeemable preferred stocks	218	225	225

Total equity securities	3,223	$3,683	3,683

Mortgage loans on real estate	6,092		6,092
Derivative instruments	49		228
Real estate	47		47
Policy loans	1,233		1,233
Short-term investments	2,215		2,215

Total Investments	$84,982		$90,650

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II-
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

(in millions)

	Year ended December 31,
	2002	2001	2000
Revenues
Investment income, less investment expense	$2	$12	$40
Realized capital gains and losses	—	—	(1)
Other income	120	48	72

	122	60	111
Expenses
Interest expense	315	338	312
Other operating expenses	13	11	6

	328	349	318

Loss from operations before income tax benefit and equity in net income of subsidiaries	(206)	(289)	(207)
Income tax benefit	(115)	(122)	(102)

Loss before equity in net income of subsidiaries	(91)	(167)	(105)
Equity in net income of subsidiaries	1,225	1,325	2,316

Net income	$1,134	$1,158	$2,211

Other comprehensive income, after-tax
Unrealized net capital gains and losses	813	(191)	611
Unrealized foreign currency translation adjustments	(6)	11	(30)
Unrealized minimum pension liability adjustment	(737)	(83)	—

Other comprehensive income (loss), after-tax	70	(263)	581

Comprehensive income	$1,204	$895	$2,792

See accompanying notes to condensed financial information and notes to Consolidated Financial Statements incorporated herein by reference.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED)—
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF FINANCIAL POSITION

(in millions except par value data)

	December 31,
	2002	2001
Assets
Investments in subsidiaries	$21,952	$21,512
Investments
Fixed income securities, at fair value (amortized cost $2 and $5)	2	5
Derivative financial instruments	3	—
Short-term	10	11

Total investments	15	16
Cash	6	7
Receivable from subsidiaries	263	85
Other assets	156	164

Total assets	$22,392	$21,784

Liabilities
Short-term debt	$279	$217
Long-term debt	3,850	3,575
Payable to subsidiaries	613	616
Dividends payable to shareholders	148	136
Other liabilities	64	44

Total liabilities	4,954	4,588

Shareholders' Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 702 million and 712 million shares outstanding	9	9
Additional capital paid-in	2,599	2,599
Retained income	19,584	19,044
Deferred compensation expense	(178)	(193)
Treasury stock, at cost (198 million and 188 million shares)	(6,309)	(5,926)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	2,602	1,789
Unrealized foreign currency translation adjustments	(49)	(43)
Minimum pension liability adjustment	(820)	(83)

Total accumulated other comprehensive income	1,733	1,663

Total shareholders' equity	17,438	17,196

Total liabilities and shareholders' equity	$22,392	$21,784

See accompanying notes to condensed financial information and notes to Consolidated Financial Statements incorporated herein by reference.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED)—
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2002	2001	2000
Cash flows from operating activities
Net income	$1,134	$1,158	$2,211
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(1,225)	(1,325)	(2,316)
Realized capital gains and losses	—	—	1
Dividends received from subsidiaries	1,158	1,287	655
Other operating assets and liabilities	(28)	11	(1)

Net cash provided by operating activities	1,039	1,131	550

Cash flows from investing activities
Proceeds from sales and collections of investments	34	164	1,574
Investment purchases	(31)	(136)	(782)
Capital contributions to subsidiaries	(292)	(173)	(199)
Change in short-term investments, net	1	41	406

Net cash (used in) provided by investing activities	(288)	(104)	999

Cash flows from financing activities
Change in short-term debt, net	62	(2)	(375)
Transfers to subsidiaries through intercompany loan agreement, net	(98)	152	154
Repayment of long-term debt	(338)	(550)	—
Proceeds from issuance of long-term debt	599	545	900
Dividends paid to shareholders	(582)	(535)	(502)
Treasury stock purchases	(445)	(721)	(1,783)
Other	50	83	60

Net cash used in financing activities	(752)	(1,028)	(1,546)

Net (decrease) increase in cash	(1)	(1)	3
Cash at beginning of year	7	8	5

Cash at end of year	$6	$7	$8

See accompanying notes to condensed financial information and notes to Consolidated Financial
Statements incorporated herein by reference.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED)—
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

1.    General

        The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Proxy Statement of The Allstate Corporation (the "Company" or "Registrant"). The short-term debt and long-term debt presented in Note 11 "Capital Structure" on page D-135 of the Proxy Statement are direct obligations of the Company, with the exception of the following obligations at December 31:

(in millions)	2002	2001
Short-term:
Advance from Federal Home Loan Bank	$—	$10
Long-term:
Floating Rate Notes	104	99
6.00% Notes, due 2003	3	9
Various Notes due 2003 to 2008	4	11

2.    Receivable and Payable to Subsidiaries

        The majority of the proceeds from the issuance of commercial paper has been loaned to subsidiaries through an intercompany loan agreement and is used for general purposes.

        In December 2002, the Registrant issued a promissory note payable on December 1, 2007, or earlier upon demand, to its subsidiary, Allstate Insurance Company, with a principal balance of $405 million to replace a previous note for the same amount due in April 2003. The new note has a stated annual interest rate of 4.25% until demand, at which time the annual rate will increase to 6.25% until the note is paid in full. The Registrant has the right to prepay the note in full at any time without penalty. The Registrant recorded $24 million, $25 million and $26 million of interest expense in 2002, 2001 and 2000, respectively, related to these borrowings.

        In 1996, the Registrant borrowed $750 million from its subsidiary trusts at a weighted-average interest rate of 7.92%. These borrowings consist of $550 million and $200 million of debentures with a contractual maturity of 2026 and 2045, respectively. In December 2001, the Company redeemed all of the $550 million of debentures at a price of $25 per share plus accrued and unpaid interest. The $200 million of debentures are redeemable by the Company in whole, or in part, in 2006. The Registrant recorded $16 million, $57 million and $64 million of interest expense in 2002, 2001 and 2000, respectively, related to these borrowings.

3.    Supplemental Disclosures of Non-Cash Investing Activity and Cash Flow Information

        The Registrant paid $306 million, $331 million and $293 million of interest on debt in 2002, 2001 and 2000, respectively.

        In August 2000, the Company issued 7 million shares of its common stock in exchange for settlement of its obligation of subordinated debentures to the subsidiary trust (see Note 4 "Supplemental Cash Flow Information" on Page D-108 of the Proxy Statement).

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

	At December 31,			For the Year Ended December 31,
Segment	Deferred Policy Acquisition Costs	Reserves for Claims, Claims Expense and Contract Benefits	Unearned Premiums	Premium Revenue and Contract Charges	Net Investment Income (1)	Claims, Claims Expense and Contract Benefits	Amortization of Deferred Policy Acquisition Costs	Other Operating Costs and Expenses	Premiums Written (Excluding Life)
2002
Property-liability operations
Allstate Protection	$1,180	$14,694	$8,488	$23,351		$17,424	$3,216	$2,214	$23,910
Discontinued lines and Coverages	—	1,996	—	10		233	—	11	7

Total property-liability	1,180	16,690	8,488	23,361	$1,656	17,657	3,216	2,225	23,917
Allstate Financial operations	3,205	51,007	90	2,293	3,126	3,534	478	651	503
Corporate and other	—	—	—	—	72	—	—	282	—

Total	$4,385	$67,697	$8,578	$25,654	$4,854	$21,191	$3,694	$3,158	$24,420

2001
Property-liability operations
Allstate Protection	$1,135	$14,424	$7,931	$22,182		$17,506	$3,060	$2,244	$22,601
Discontinued lines and Coverages	—	2,076	—	15		26	—	12	8

Total property-liability	1,135	16,500	7,931	22,197	$1,745	17,532	3,060	2,256	22,609
Allstate Financial operations	3,286	42,694	30	2,230	2,968	3,404	402	600	410
Corporate and other	—	—	—	—	83	—	—	15	—

Total	$4,421	$59,194	$7,961	$24,427	$4,796	$20,936	$3,462	$2,871	$23,019

2000
Property-liability operations
Allstate Protection	$1,100	$14,595	$7,553	$21,868		$16,386	$3,008	$2,288	$21,856
Discontinued lines and Coverages	—	2,264	—	3		9	—	7	2

Total property-liability	1,100	16,859	7,553	21,871	$1,814	16,395	3,008	2,295	21,858
Allstate Financial operations	3,209	37,338	54	2,205	2,715	3,190	450	514	352
Corporate and other	—	—	—	—	104	—	—	6	—

Total	$4,309	$54,197	$7,607	$24,076	$4,633	$19,585	$3,458	$2,815	$22,210

(1)    A single investment portfolio supports both property-liability segments.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE

(in millions)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
Year Ended December 31, 2002
Life insurance in force	$388,674	$162,125	$8,269	$234,818	3.5%

Premiums and contract charges:
Life insurance	$2,077	$343	$52	$1,786	2.9%
Accident-health insurance	568	138	77	507	15.2%
Property-liability insurance	21,894	337	1,804	23,361	7.7%

Total premiums and contract charges	$24,539	$818	$1,933	$25,654	7.5%

Year Ended December 31, 2001
Life insurance in force	$375,795	$144,319	$11,479	$242,955	4.7%

Premiums and contract charges:
Life insurance	$1,949	$313	$68	$1,704	4.0%
Accident-health insurance	553	106	79	526	15.0%
Property-liability insurance	20,671	281	1,807	22,197	8.1%

Total premiums and contract charges	$23,173	$700	$1,954	$24,427	8.0%

Year Ended December 31, 2000
Life insurance in force	$359,332	$125,479	$8,582	$242,435	3.5%

Premiums and contract charges:
Life insurance	$1,962	$308	$54	$1,708	3.2%
Accident-health insurance	499	71	69	497	13.9%
Property-liability insurance	20,222	268	1,917	21,871	8.8%

Total premiums and contract charges	$22,683	$647	$2,040	$24,076	8.5%

THE ALSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to costs and expenses	Other Additions	Deductions	Balance at End of Period
Year Ended December 31, 2002
Allowance for estimated losses on mortgage loans and real estate	$5	$—	$—	$5	$—
Allowance for reinsurance recoverables	89	—	—	4	85
Allowance for premium installment receivable	54	81	—	84	51
Allowance for deferred tax assets	15	—	—	7	8
Year Ended December 31, 2001
Allowance for estimated losses on mortgage loans and real estate	$10	$2	$—	$7	$5
Allowance for reinsurance recoverables	102	(7)	—	6	89
Allowance for premium installment receivable	69	80	—	95	54
Allowance for deferred tax assets	79	(64)	—	—	15
Year Ended December 31, 2000
Allowance for estimated losses on mortgage loans and real estate	$14	$(4)	$—	$—	$10
Allowance for reinsurance recoverables	111	(5)	—	4	102
Allowance for premium installment receivable	76	145	—	152	69
Allowance for deferred tax assets	58	21	—	—	79

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE VI - SUPPLEMENTARY INFORMATION CONCERNING
CONSOLIDATED PROPERTY-LIABILITY INSURANCE OPERATIONS

(in millions)

	At December 31,
	2002	2001	2000
Deferred policy acquisition costs	$1,180	$1,135	$1,100
Reserves for insurance claims and claims expense	16,690	16,500	16,859
Unearned premiums	8,488	7,931	7,553
	Year Ended December 31,
	2002	2001	2000
Earned premiums	$23,361	$22,197	$21,871
Net investment income	1,656	1,745	1,814
Claims and claims adjustment expense incurred
Current year	16,972	17,190	17,117
Prior years	685	342	(722)
Amortization of deferred policy acquisition costs	3,216	3,060	3,008
Paid claims and claims adjustment expense	17,472	17,924	17,331
Premiums written	23,917	22,609	21,858

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
The Allstate Corporation:

We have audited the consolidated financial statements of The Allstate Corporation and subsidiaries as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 5, 2003, which report includes an explanatory paragraph as to a change in The Allstate Corporation's method of accounting for goodwill and other intangible assets in 2002; such consolidated financial statements and report are included in The Allstate Corporation Notice of Annual Meeting and Proxy Statement dated March 28, 2003 and are incorporated herein by reference. Our audits also included the financial statement schedules of The Allstate Corporation and subsidiaries, listed in the Index at Item 15(a)2. These financial statement schedules are the responsibility of The Allstate Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 5, 2003

QuickLinks