Form 10-Q
period 2003-03-31
ALLSTATE CORP
filed 2003-05-09
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
-or -
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:    1-11840

THE ALLSTATE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3871531
(State of Incorporation)	(I.R.S. Employer Identification No.)
2775 Sanders Road	60062
Northbrook, Illinois	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:    847/402-5000

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒                No ☐

        As of April 30, 2003, the registrant had 703,935,626 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
(in millions, except per share data)
Revenues
Property-liability insurance premiums earned	$5,999	$5,704
Life and annuity premiums and contract charges	639	538
Net investment income	1,225	1,159
Realized capital gains and losses	(2)	(103)

	7,861	7,298

Costs and expenses
Property-liability insurance claims and claims expense	4,151	4,369
Life and annuity contract benefits	530	376
Interest credited to contractholder funds	453	429
Amortization of deferred policy acquisition costs	1,013	885
Operating costs and expenses	753	640
Restructuring and related charges	23	20
Interest expense	67	69

	6,990	6,788

Gain on disposition of operations	—	7
Income from operations before income tax expense, dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	871	517
Income tax expense	203	88

Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	668	429
Dividends on preferred securities of subsidiary trust	(3)	(3)
Cumulative effect of change in accounting principle, after-tax	—	(331)

Net income	$665	$95

Earnings per share:
Net income per share—basic	$0.95	$0.14

Weighted average shares—basic	703.3	711.7

Net income per share—diluted	$0.94	$0.14

Weighted average shares—diluted	705.2	713.8

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in millions, except par value data)	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $74,226 and $72,123)	$79,480	$77,152
Equity securities, at fair value (cost $3,306 and $3,223)	3,688	3,683
Mortgage loans	6,165	6,092
Short-term	3,119	2,215
Other	1,530	1,508

Total investments	93,982	90,650
Cash	390	462
Premium installment receivables, net	4,094	4,075
Deferred policy acquisition costs	4,375	4,385
Reinsurance recoverables, net	2,898	2,883
Accrued investment income	994	946
Property and equipment, net	981	989
Goodwill	930	927
Other assets	1,151	984
Separate Accounts	10,553	11,125

Total assets	$120,348	$117,426

Liabilities
Reserve for property-liability insurance claims and claims expense	$16,772	$16,690
Reserve for life-contingent contract benefits	10,544	10,256
Contractholder funds	41,820	40,751
Unearned premiums	8,566	8,578
Claim payments outstanding	650	739
Other liabilities and accrued expenses	8,891	7,150
Deferred income taxes	306	259
Short-term debt	120	279
Long-term debt	3,943	3,961
Separate Accounts	10,553	11,125

Total liabilities	102,165	99,788

Commitments and Contingent Liabilities (Notes 3 and 5)
Mandatorily Redeemable Preferred Securities of Subsidiary Trust	200	200
Shareholders' equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2 billion shares authorized and 900 million issued, 704 million and 702 million shares outstanding	9	9
Additional capital paid-in	2,608	2,599
Retained income	20,087	19,584
Deferred compensation expense	(251)	(178)
Treasury stock, at cost (196 million and 198 million shares)	(6,255)	(6,309)
Accumulated other comprehensive income:
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments	2,646	2,602
Unrealized foreign currency translation adjustments	(41)	(49)
Minimum pension liability adjustment	(820)	(820)

Total accumulated other comprehensive income	1,785	1,733

Total shareholders' equity	17,983	17,438

Total liabilities and shareholders' equity	$120,348	$117,426

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(in millions)	2003	2002
	(Unaudited)
Cash flows from operating activities
Net income	$665	$95
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	—	(9)
Realized capital gains and losses	2	103
Cumulative effect of change in accounting principle	—	331
Interest credited to contractholder funds	453	429
Changes in:
Policy benefit and other insurance reserves	142	52
Unearned premiums	(32)	13
Deferred policy acquisition costs	12	(52)
Premium installment receivables, net	(10)	(19)
Reinsurance recoverables, net	(12)	(56)
Income taxes payable	189	310
Other operating assets and liabilities	(59)	(183)

Net cash provided by operating activities	1,350	1,014

Cash flows from investing activities
Proceeds from sales
Fixed income securities	4,235	5,612
Equity securities	480	1,514
Investment collections
Fixed income securities	1,489	1,295
Mortgage loans	139	203
Investment purchases
Fixed income securities	(7,456)	(9,728)
Equity securities	(614)	(612)
Mortgage loans	(210)	(125)
Change in short-term investments, net	260	(250)
Change in other investments, net	(20)	(14)
Purchases of property and equipment, net	(50)	(45)

Net cash used in investing activities	(1,747)	(2,150)

Cash flows from financing activities
Change in short-term debt, net	(159)	(85)
Repayment of long-term debt	(18)	(76)
Proceeds from issuance of long-term debt	—	350
Contractholder fund deposits	1,849	2,203
Contractholder fund withdrawals	(1,147)	(991)
Dividends paid	(148)	(135)
Treasury stock purchases	(54)	(85)
Other	2	27

Net cash provided by financing activities	325	1,208

Net (decrease) increase in cash	(72)	72
Cash at beginning of period	462	263

Cash at end of period	$390	$335

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

        The accompanying condensed consolidated financial statements include the accounts of The Allstate Corporation and its wholly owned subsidiaries, primarily Allstate Insurance Company, a property-liability insurance company with various property-liability and life and investment subsidiaries, including Allstate Life Insurance Company ("ALIC") (collectively referred to as the "Company" or "Allstate").

        The condensed consolidated financial statements and notes as of March 31, 2003, and for the three-month periods ended March 31, 2003 and 2002 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Appendix D of the Notice of Annual Meeting and Proxy Statement dated March 28, 2003. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

        To conform to the 2003 and year-end 2002 presentations, certain amounts in the prior year's condensed consolidated financial statements have been reclassified.

        The condensed consolidated financial statements as of and for the three months ended March 31, 2002 have been restated for the recognition of a $331 million after-tax goodwill impairment charge, which is reflected as a cumulative effect of a change in accounting principle resulting from the adoption of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and other Intangible Assets", during 2002.

        Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities, totaled $36 million and $76 million for the three months ended March 31, 2003 and 2002, respectively.

Adopted accounting standards

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation". This amendment enables companies that choose to adopt the fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption. The statement sets forth clearer and more prominent disclosures about the cost of employee stock options and increases the frequency of those disclosures to include publication in quarterly financial statements. Beginning January 1, 2003, the Company began expensing the fair value of all stock options granted on or after January 1, 2003. Based on estimated 2003 stock option grants, the impact to the Company's Consolidated Statements of Operations for the year ending December 31, 2003 is expected to be approximately $5 million, after-tax.

        The following table illustrates the effect on net income and earnings per share as if the fair value based method, adopted prospectively by the Company on January 1, 2003, had been applied to all outstanding and unvested awards in each period.

	Three months ended March 31,
(in millions, except per share data)	2003	2002
Net income, as reported	$665	$95
Add: Employee stock option expense included in reported net income, after-tax	1	—
Deduct: Total employee stock option expense determined under fair value based method for all awards, after-tax	(10)	(10)

Pro forma net income	$656	$85

Earnings per share—Basic:
As reported	$0.95	$0.14
Pro forma	0.94	0.13
Earnings per share—Diluted:
As reported	$0.94	$0.14
Pro forma	0.93	0.13

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee or modification of a previously issued guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on either the consolidated financial position or results of operations of the Company.

Pending accounting standards

        In January 2003, the FASB issued FIN No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 addresses issues related to the consolidation of variable interest entities ("VIEs"). The effective date of this interpretation is the first fiscal year or interim period beginning after June 15, 2003. The Company has four unconsolidated special purpose entities ("SPEs"). Two are used to hold assets under the management of an affiliate on behalf of third-party investors. Another was used to acquire a headquarters office building and up to 38 automotive collision repair stores. A final SPE is used to issue Global Medium Term Notes ("GMTNs") to unrelated third parties. The Company is in the process of assessing whether its SPEs meet the criteria to be considered VIEs and whether they would require consolidation under FIN 46.

        Allstate issues funding agreements to the SPE that is used to issue GMTNs. The funding agreements, which serve as collateral for the notes issued by the SPE, are reported on the Company's Condensed Consolidated Statements of Financial Position as a component of Contractholder funds. Because the terms of the notes and funding agreements are equivalent, the Company believes that in the event the SPE used to issue GMTNs were deemed to be a VIE requiring consolidation, the notes would be classified as a component of Contractholder funds. In the aggregate, the assets and liabilities of the Company's three remaining unconsolidated SPEs totaled $807 million and $788 million, respectively, at March 31, 2003. The Company's maximum exposure to loss from the investment management SPEs is its current carrying value of $12 million. The Company's maximum exposure of loss to the SPE used to acquire a headquarters office building is $76 million both in the form of a residual value guarantee and a guarantee of the SPE's notes. Upon adoption of FIN 46, the Company's debt-to-capital ratio would be negatively impacted if any of the Company's SPEs, with the exception of the SPE used to issue GMTNs for which the Company already reports the liability for the funding agreements as Contractholder funds, is determined to be a VIE requiring consolidation; however, the impact is not anticipated to affect the Company's compliance with existing debt covenants.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is currently in the process of evaluating the impact of this statement on the Consolidated Statements of Operations and Financial Position.

Exposure drafts

        On July 31, 2002, the American Institute of Certified Public Accountants issued an exposure draft Statement of Position ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The accounting guidance contained in the proposed SOP applies to several of the Company's products and product features. The proposed effective date of the SOP is for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. If adopted early, the provisions of the SOP must be applied as of the beginning of the fiscal year. Accordingly, if the SOP were adopted during an interim period of 2003, prior interim periods would be restated. A provision of the proposed SOP requires the establishment of a liability in addition to the account balance for contracts and contract features that provide guaranteed death or other insurance benefits. The final SOP may also require a liability for guaranteed income benefits. These liabilities are not currently recognized by the Company, and their establishment may have a material impact on the Condensed Consolidated Statements of Operations depending on the market conditions at the time of adoption, but is not expected to have a material impact on the Company's Condensed Consolidated Statements of Financial Position.

        The Emerging Issues Task Force ("EITF") issued Topic No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which attempts to define other-than-temporary impairment and highlight its application to investment securities accounted for under either the cost or equity method under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The issue summary, which has yet to be finalized, proposes that if, at the evaluation date, the fair value of an investment security is less than its carrying value then an impairment exists for which a determination must be made as to whether that impairment is other-than-temporary. The impairment would likely be considered other-than-temporary if the investment's carrying value exceeds its fair value for a period exceeding one year or more. If it is determined that an impairment is other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value at the reporting date. The estimated impact to the Company's Condensed Consolidated Statements of Operations and Financial Position is not determinable until such time as a final consensus is reached.

2.     Earnings per share

        Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common and dilutive potential common shares outstanding. For Allstate, dilutive potential common shares consist of the common shares underlying outstanding stock options.

        The computations of basic and diluted earnings per share are presented in the following table.

	Three months ended March 31,
(in millions, except per share data)	2003	2002
Numerator (applicable to common shareholders):
Income before dividends on preferred securities and cumulative effect of change in accounting principle	$668	$429
Dividends on preferred securities of subsidiary trusts	(3)	(3)
Cumulative effect of change in accounting principle	—	(331)

Net income applicable to common shareholders	$665	$95

Denominator:
Weighted average common shares outstanding	703.3	711.7
Effect of potential dilutive securities:
Stock options	1.9	2.1

Weighted average common and dilutive potential common shares outstanding	705.2	713.8

Earnings per share—Basic:
Income before dividends on preferred securities and cumulative effect of change in accounting principle	$0.95	$0.60
Dividends on preferred securities of subsidiary trusts	—	—
Cumulative effect of change in accounting principle	—	(0.46)

Net income applicable to common shareholders	$0.95	$0.14

Earnings per share—Diluted:
Income before dividends on preferred securities and cumulative effect of change in accounting principle	$0.94	$0.60
Dividends on preferred securities of subsidiary trusts	—	—
Cumulative effect of change in accounting principle	—	(0.46)

Net income applicable to common shareholders	$0.94	$0.14

        Options to purchase 15.9 million and 16.1 million Allstate common shares, with exercise prices ranging from $34.38 to $50.72 and $35.00 to $50.72, were outstanding at March 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share for the three-month periods ended March 31, 2003 and 2002 since inclusion of these options would have an anti-dilutive effect as the options' exercise prices exceeded the average market price of Allstate common shares in the three-month period.

3.     Reserve for Property-Liability Insurance Claims and Claims Expense

        The Company establishes reserves for claims and claims expense on reported and unreported claims of insured losses. These reserve estimates are based on known facts and interpretations of circumstances and internal factors including the Company's experience with similar cases, historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims, loss management programs and product mix. In addition, the reserve estimates are influenced by external factors including law changes, court decisions, changes to regulatory requirements, economic conditions, and public attitudes. The Company, in the normal course of business, may also supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process.

        Because reserves are based on estimations of future losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain process. The ultimate costs of losses may vary materially from recorded amounts, which are based on management's best estimates of future losses. Allstate regularly updates its reserve estimates as new information becomes available and as events unfold that may impact the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reflected in the results of operations in the period such changes are determinable.

        Management believes that the reserve for claims and claims expense, net of reinsurance recoverables, at March 31, 2003 is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by the date.

        Allstate's reserves for asbestos claims were $646 million and $635 million, net of reinsurance recoverables of $298 million and $269 million at March 31, 2003 and December 31, 2002, respectively. Reserves for environmental claims were $294 million and $304 million, net of reinsurance recoverables of $86 million and $89 million at March 31, 2003 and December 31, 2002, respectively. Approximately 52% and 54% of the total net asbestos and environmental reserves at March 31, 2003 and December 31, 2002, respectively, were for incurred but not reported estimated losses.

        Allstate's reserves for asbestos and environmental exposures could be affected by tort reform, class action litigation, and other potential legislation and judicial decisions. Environmental exposures could also be affected by a change in the existing federal Superfund law and similar state statutes. There can be no assurance that any reform legislation will be enacted or that any such legislation will provide for a fair, effective and cost-efficient system for settlement of asbestos or environmental claims. Management is unable to determine the effect, if any, that such legislation will have on results of operations or financial position.

        Management believes its net loss reserves for environmental, asbestos and other discontinued lines exposures are appropriately established based on available facts, technology, laws and regulations. However, due to the inconsistencies of court coverage decisions, unresolved legal issues regarding policy coverage, unresolved legal issues regarding the determination, availability and timing of exhaustion of policy limits, evolving and plaintiffs' expanded theories of liability, the risks inherent in major litigation, availability and collectibility of recoveries from reinsurance, retrospectively determined premiums and other contractual agreements, and estimating the extent and timing of any contractual liability, and other uncertainties, the ultimate cost of these claims may vary materially from the amounts currently recorded, resulting in an increase in loss reserves. In addition, while the Company believes that improved actuarial techniques and databases have assisted in its ability to estimate asbestos, environmental, and other discontinued lines net loss reserves, these refinements may subsequently prove to be inadequate indicators of the extent of probable losses. Due to the uncertainties and factors described above, management believes it is not practicable to develop a meaningful range for any such additional net loss reserves that may be required.

4.     Reinsurance

        Property-liability insurance premiums and life and annuity premiums and contract charges are net of the following reinsurance ceded:

	Three months ended March 31,
(in millions)	2003	2002
Property-liability insurance premiums earned	$76	$80
Life and annuity premiums and contract charges	121	115

        Property-liability insurance claims and claims expense and life and annuity contract benefits are net of the following reinsurance recoveries:

	Three months ended March 31,
(in millions)	2003	2002
Property-liability insurance claims and claims expense	$89	$62
Life and annuity contract benefits	76	114

5.     Regulation, Legal Proceedings and Guarantees

Regulation

        The Company is subject to changing social, economic and regulatory conditions. State and federal regulatory initiatives and proceedings have varied and have included efforts to adversely influence and restrict premium rates including requiring the return of excess profits, to restrict the Company's ability to cancel policies, to impose underwriting standards, to remove barriers preventing banks from engaging in the securities and insurance businesses, to change tax laws affecting the taxation of insurance companies and the tax treatment of insurance products which may impact the relative desirability of various personal investment products and to expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

Legal proceedings

        There are two active nationwide class action lawsuits against Allstate regarding its specification of after-market (non-original equipment manufacturer) replacement parts in the repair of insured vehicles. One of these suits alleges that the specification of such parts constitutes breach of contract and fraud, and this suit mirrors to a large degree lawsuits filed against other carriers in the industry. The plaintiffs allege that after-market parts are not "of like kind and quality" as required by the insurance policy, and they are seeking actual and punitive damages. In the second lawsuit, plaintiffs allege that Allstate and three co-defendants have violated federal antitrust laws by conspiring to manipulate the price of auto physical damage coverages in such a way that not all savings realized by the use of aftermarket parts are passed on to the policyholders. The plaintiffs seek actual and treble damages. In November 2002, a nationwide class was certified in this case. The defendants filed a petition to appeal the certification, and the Eleventh Circuit Court of Appeals granted review of the certification. The Company has been vigorously defending both of these lawsuits, and their outcome is uncertain.

        There are a number of statewide and nationwide class action lawsuits pending against Allstate alleging that its failure to pay "inherent diminished value" to insureds under the collision, comprehensive, uninsured motorist property damage, or auto property damage liability provisions of auto policies constitutes breach of contract and fraud. Plaintiffs define "inherent diminished value" as the difference between the market value of the insured automobile before an accident and the market value after repair. Plaintiffs allege that they are entitled to the payment of inherent diminished value under the terms of the policy. To a large degree, these lawsuits mirror similar lawsuits filed against other carriers in the industry. These lawsuits are pending in various state and federal courts, and they are in various stages of development. A class has been certified in only one case, a multi-state class action. The Company has been vigorously defending these lawsuits and, since 1998, has been implementing policy language in a majority of states reaffirming that its collision and comprehensive coverages do not include diminished value claims. In addition, there are three statewide putative class action lawsuits pending against Allstate alleging that it improperly deducts betterment in connection with the repair of vehicles. The outcome of these disputes is currently uncertain.

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

        One putative statewide and a number of putative nationwide class action lawsuits have been filed in various courts seeking actual and punitive damages from Allstate and alleging that Allstate violated the Fair Credit Reporting Act or state law by failing to provide appropriate notices to applicants and/or policyholders when adverse action was taken as a result of information in a consumer report. These cases are all pending in federal courts, and all but one have been centralized in the federal court in Nashville, Tennessee. Allstate is currently awaiting a decision as to whether the remaining case will be transferred to Nashville. The Company is also defending a putative nationwide class action that alleges that the Company discriminates against non-Caucasian policyholders, through underwriting and rate-making practices including the use of credit by charging them higher premiums. The Company is also defending several putative statewide class actions challenging its use of credit under certain state insurance statutes. The Company denies these allegations and has been vigorously defending these lawsuits. The outcome of these disputes is currently uncertain.

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

        The Company is also defending certain matters relating to the Company's agency program reorganization announced in 1999. These matters include an investigation by the U.S. Department of Labor and a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") with respect to allegations of retaliation under the Age Discrimination in Employment Act, the Americans with Disabilities Act and Title VII of the Civil Rights Act of 1964. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, breach of contract and age discrimination. Allstate has been vigorously defending these lawsuits and other matters related to its agency program reorganization. In addition, Allstate is defending certain matters relating to its life agency program reorganization announced in 2000. These matters include an investigation by the EEOC with respect to allegations of age discrimination and retaliation. Allstate is cooperating fully with the agency investigation and will continue to vigorously defend these and other claims related to the life agency program reorganization. The outcome of these disputes is currently uncertain.

        The Company is defending various lawsuits and regulatory proceedings that allege that it engaged in business or sales practices inconsistent with state or federal law. The Company has been vigorously defending these matters, but their outcome is currently uncertain.

        Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of an increasing number of class action lawsuits and other types of litigation, some of which involve claims for substantial and/or indeterminate amounts (including punitive and treble damages) and the outcomes of which are unpredictable. This litigation is based on a variety of issues including insurance and claim settlement practices. However, at this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

Shared markets

        As a condition of maintaining its licenses to write personal property and casualty insurance in various states, the Company is required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations that provide various types of insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Underwriting results related to these arrangements, which tend to be adverse, have been immaterial to the results of operations.

Guarantees

        The Company has guaranteed debt issued by the Allstate Real Estate Trust, an unconsolidated special purpose entity, from which it leases a headquarters office building and up to 38 Sterling Collision centers. The lease contains a residual value guarantee for the properties covered by the lease. The maximum amount of potential future payments for the guarantee of the debt or the residual value guarantee or the combined debt and residual value guarantee was $76 million at March 31, 2003. The guarantees for the headquarters office building and Sterling Collision centers expire December 28, 2006. The Company also provides residual value guarantees on leased automobiles. If all outstanding leases were terminated effective March 31, 2003, the Company's maximum potential amount of future payments, assuming the automobiles have no residual value, is $25 million at March 31, 2003. The term of each residual value guarantee is equal to the term of the underlying lease which range from less than one year to three years. Historically, the Company has not made any material payments pursuant to these guarantees.

        The Company owns certain fixed income securities which contain credit default swaps or credit guarantees which contain obligations to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company's maximum potential amount of future payments, assuming the value of the referenced credits become worthless, is $51 million at March 31, 2003. The credit default swaps and credit guarantees contained in these fixed income securities expire at various times during the next four years.

        Lincoln Benefit Life Company ("LBL"), a wholly owned subsidiary of ALIC has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program. LBL has issued a repayment guarantee on the outstanding commercial paper balance which is fully collateralized by the cash surrender value of the universal life insurance contracts. At March 31, 2003, the amount due under the commercial paper program is $300 million and the cash surrender value of the policies is $304 million. The repayment guarantee expires April 30, 2006.

        In the normal course of business, the Company provides standard indemnifications to counterparties in contracts in connection with numerous transactions, including indemnifications for breaches of representations and warranties, taxes and certain other liabilities, such as third party lawsuits. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business based on an assessment that the risk of loss would be remote. The terms of the indemnifications vary in duration and nature. In many cases, the maximum obligation is not explicitly stated and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. Because the obligated amounts of the indemnifications are not explicitly stated in many cases, the maximum amount of the obligation under such indemnifications is not determinable. Historically, the Company has not made any material payments pursuant to these obligations.

        In addition, the Company and its subsidiaries indemnify their respective directors, officers, non-officer employees and other individuals serving at the request of the Company as a director or officer or in a similar capacity in another entity to the extent provided in their charters and by-laws. Since these indemnifications are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnifications.

        The aggregate liability balance related to all guarantees was not material as of March 31, 2003.

6.     Business Segments

        Summarized revenue data for each of the Company's business segments for the three months ended March 31, are as follows:

	Three Months Ended March 31,
(in millions)	2003	2002
Revenues
Property-Liability
Premiums earned
Allstate Protection	$5,997	$5,701
Discontinued Lines and Coverages	2	3

Total premiums earned	5,999	5,704
Net investment income	408	399
Realized capital gains and losses	37	(15)

Total Property-Liability	6,444	6,088
Allstate Financial
Premiums and contract charges	639	538
Net investment income	802	743
Realized capital gains and losses	(39)	(87)

Total Allstate Financial	1,402	1,194
Corporate and Other
Service fees	4	12
Net investment income	15	17
Realized capital gains and losses	—	(1)

Total Corporate and Other before reclassification of service fees	19	28
Reclassification of service fees(1)	(4)	(12)

Total Corporate and Other	15	16

Consolidated Revenues	$7,861	$7,298

(1)
For presentation in the Condensed Consolidated Statement of Operations, service fees of the Corporate and Other segment are reclassified to Operating costs and expenses.

        Summarized financial performance data for each of the Company's reportable segments for the three months ended March 31, are as follows:

	Three months ended March 31,
	2003	2002
Income from operations before income taxes and cumulative effect of change in accounting principle
Property-Liability
Underwriting income
Allstate Protection	$451	$47
Discontinued Lines and Coverages	(38)	(4)

Total underwriting income	413	43
Net investment income	408	399
Realized capital gains and losses	37	(15)
Gain on disposition of operations	—	7

Property-Liability income from operations before income taxes and cumulative effect of change in accounting principle	858	434
Allstate Financial
Premiums and contract charges	639	538
Net investment income	802	743
Realized capital gains and losses	(39)	(87)
Contract benefits	530	376
Interest credited to contractholder funds	453	429
Operating costs and expenses and amortization of deferred policy acquisition costs	354	252

Allstate Financial income from operations before income taxes and cumulative effect of change in accounting principle	65	137
Corporate and Other
Service fees(1)	4	12
Net investment income	15	17
Realized capital gains and losses	—	(1)
Operating costs and expenses	71	82

Corporate and Other loss from operations before income taxes and dividends on preferred securities	(52)	(54)

Consolidated income from operations before income taxes and cumulative effect of change in accounting principle	$871	$517

(1)
For presentation in the Condensed Consolidated Statement of Operations, service fees of the Corporate and Other segment are reclassified to Operating costs and expenses.

7.     Other Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis for the three months ended March 31, are as follows:

	Three months ended March 31,
	2003			2002
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$47	$(17)	$30	$(394)	$138	$(256)
Less: reclassification adjustments	(21)	7	(14)	(111)	39	(72)

Unrealized net capital gains (losses)	68	(24)	44	(283)	99	(184)
Net gains (losses) on derivative instruments arising during the period	—	—	—	1	—	1
Less: reclassification adjustment for derivative instruments	—	—	—	—	—	—

Unrealized net capital gains (losses) and net gains (losses) on derivative instruments	68	(24)	44	(282)	99	(183)
Unrealized foreign currency translation adjustments	12	(4)	8	(5)	2	(3)
Unrealized minimum pension liability adjustments	—	—	—	—	—	—

Other comprehensive income (loss)	$80	$(28)	52	$(287)	$101	(186)

Net income			665			95

Comprehensive income (loss)			$717			$(91)

8.     Company Restructuring

        In the fourth quarter of 2001, the Company announced new strategic initiatives to improve the efficiency of its claims handling and certain other back-office processes primarily through a consolidation and reconfiguration of field claim offices, customer information centers and satellite offices. This restructuring program involves a reduction of the total number of field claim offices and an increase in the average size per claim office. In addition, two customer information centers and two satellite offices were closed. As part of the program, employees working in facilities to be closed will elect to either relocate or collect severance benefits. The Company anticipates the plan will produce approximately $140 million of annual pretax expense reductions. The implementation of the plan is expected to be substantially complete by year-end 2003.

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

        In the first three months of 2003, the Company recorded restructuring and related charges of $23 million pretax ($15 million after-tax). The charges include employee termination and relocation benefits and a non-cash charge resulting from pension benefit payments made to agents in connection with the reorganization of employee agents to a single exclusive agency independent contractor program.

        The following table illustrates the inception to date change in the restructuring liability at March 31, 2003:

(in millions)	Employee Costs	Exit Costs	Total liability
Balance at December 31, 1999	$59	$10	$69
1999 program adjustments:
Net adjustments to liability	—	11	11
Payments applied against the liability	(53)	(18)	(71)
Incremental post-retirement benefits classified with OPEB liability	(6)	—	(6)

1999 program liability at March 31, 2003	—	3	3
2001 program adjustments:
Addition to liability for 2001 program	17	79	96
Net adjustments to liability	7	2	9
Payments applied against the liability	(20)	(43)	(63)

2001 program liability at March 31, 2003	4	38	42
Other programs	7	—	7

Balance at March 31, 2003	$11	$41	$52

        The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of
The Allstate Corporation:

        We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the "Company") as of March 31, 2003, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the year then ended, not presented herein. In our report dated February 5, 2003, which report includes an explanatory paragraph as to a change in the Company's method of accounting for goodwill and other intangible assets in 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

        As discussed in Note 1, the Company restated the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2002.

/s/ Deloitte & Touche LLP

Chicago, Illinois
May 8, 2003

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

        The following discussion highlights significant factors influencing results of operations and changes in financial position of The Allstate Corporation (the "Company" or "Allstate"). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation Annual Report on Form 10-K for 2002 and in Appendix D of the Notice of Annual Meeting and Proxy Statement dated March 28, 2003.

        The Company has four reporting segments: Allstate Protection, Discontinued Lines and Coverages, Allstate Financial and Corporate and Other. Property-Liability operations include both the Allstate Protection and the Discontinued Lines and Coverages segments.

        The following discussion uses some "non-GAAP" measures that are not based on generally accepted accounting principles ("GAAP"). These non-GAAP measures are listed and reconciled to the most directly comparable GAAP measures near the end of this Item 2 under the heading "Non-GAAP and Operating Measures."

HIGHLIGHTS

  •
  Net income increased by $570 million to $665 million in the first quarter of 2003 from $95 million in the first quarter of 2002.

  •
  Operating income, a non-GAAP measure, increased 37.9% in the first quarter of 2003 compared to the first quarter of 2002 due to higher profitability in Property-Liability partially offset by decreased operating results in Allstate Financial.

  •
  Property-Liability Premiums earned increased $295 million or 5.2% to $6.00 billion in the first quarter of 2003 from $5.70 billion in the first quarter of 2002.

  •
  Property-Liability Underwriting income, a non-GAAP measure, increased $370 million to $413 million from $43 million in the first quarter of 2002 due to higher Premiums earned, lower mold losses in the state of Texas, and lower reestimates of prior year reserves, partially offset by higher operating expenses. Catastrophe losses increased 20.9% compared to the first quarter of 2002 to $133 million, but still remained significantly below the historical average for a first quarter. The combined ratio improved 6.1 points.

CONSOLIDATED NET INCOME

For the three months ended March 31,	2003	2002
(in millions, except per share data)
Net income	$665	$95
Net income per share (diluted)	0.94	0.14
Realized capital gains and losses, after-tax	(5)	(64)

        Net income increased $570 million to $665 million in the first quarter of 2003 from $95 million in the first quarter of 2002 due primarily to the absence of the cumulative effect of a change in accounting principle related to the accounting for goodwill, increased operating results in the Property-Liability business and lower realized capital losses, partially offset by decreased operating results in the Allstate Financial business. Improved Property-Liability operating results were due to increased Premiums earned, lower mold losses in the state of Texas and lower reestimates of prior year claim reserves, partially offset by higher operating expenses. Allstate Financial operating results declined due to accelerated amortization of deferred policy acquisition costs ("DAC unlocking") and a lower mortality margin, partially offset by an increase in investment margin. Realized capital losses reflected poor economic and market conditions affecting the valuation of security holdings.

CONSOLIDATED REVENUES

For the three months ended March 31,	2003	2002
(in millions)
Property-liability insurance premiums	$5,999	$5,704
Life and annuity premiums and contract charges	639	538
Net investment income	1,225	1,159
Realized capital gains and losses	(2)	(103)

Total consolidated revenues	$7,861	$7,298

        Consolidated revenues grew 7.7% in the first quarter of 2003, compared to the first quarter of 2002. Property-Liability Premiums earned and Allstate Financial Life and annuity premiums and contract charges increased. Realized capital losses decreased during the quarter as compared to the prior year first quarter. Net investment income increased during the 2003 first quarter as compared to the 2002 first quarter due primarily to increases in invested assets.

PROPERTY-LIABILITY HIGHLIGHTS

  •
  Premiums written, an operating measure, increased 3.9% in the first quarter of 2003 over the first quarter of 2002 due to rate increases that drove higher average premiums. While total Premiums written grew 3.9%, Allstate brand standard auto and homeowners grew at a faster pace of 4.7% and 10.6%, respectively, over the same period reflecting the focus on profitable growth. This growth was partially offset by a decline in the number of policies in force ("PIF"), with non-standard auto declining at the highest rate due to a strategy to intentionally slow the growth of this product.

  •
  The pace of PIF decline has slowed, with 23 states showing sequential quarterly increases in Allstate brand standard auto PIF and 28 states showing a sequential quarterly increase in Allstate brand homeowners PIF. The Allstate brand standard auto and homeowners PIF trend is on pace with the expectation of sequential quarter over quarter increases by the end of the year. The Company will increase marketing spending in the coming quarters to drive more applications to agents' offices and compete for a broader section of the available market.

  •
  Underwriting income increased $370 million to $413 million in the first quarter of 2003 from $43 million in the first quarter in 2002, with a combined ratio improvement of 6.1 points. Earned premium growth, lower mold losses in the state of Texas and lower prior year reserve reestimates drove the improvement and were partially offset by higher operating expenses.

PROPERTY-LIABILITY OPERATIONS

        Summarized financial data and key operating ratios for Allstate's Property-Liability operations are presented in the following table.

For the three months ended March 31,	2003	2002
(in millions, except ratios)
Premiums written	$5,937	$5,716

Premiums earned	$5,999	$5,704
Claims and claims expense ("losses")	4,151	4,369
Amortization of deferred policy acquisition costs ("DAC")	827	783
Operating costs and expenses	585	489
Restructuring and related charges	23	20

Underwriting income	413	43
Net investment income	408	399
Income tax expense on operations	203	68

Operating income	618	374
Realized capital gains and losses, after-tax	27	(12)
Gain on disposition of operations, after-tax	—	5
Cumulative effect of a change in accounting principle, after-tax	—	(48)

Net income	$645	$319

Catastrophe losses	$133	$110

Operating ratios
Claims and claims expense ("loss") ratio	69.2	76.6
Expense ratio	23.9	22.6

Combined ratio	93.1	99.2

Effect of catastrophe losses on loss ratio	2.2	1.9

Effect of restructuring and related charges on expense ratio	0.4	0.4

Effect of Discontinued Lines and Coverages on loss ratio	0.6	—

ALLSTATE PROTECTION SEGMENT

        Premiums written by brand for the Allstate Protection segment are shown in the following table.

For the three months ended March 31,	2003	2002
(in millions)
Allstate brand:
Standard auto	$3,344	$3,195
Non-standard auto	531	627
Homeowners	1,042	942
Commercial	206	188
Involuntary auto	50	50
Other personal	298	278

Total Allstate brand	5,471	5,280
Ivantage:
Standard auto	285	286
Non-standard auto	41	19
Homeowners	110	108
Involuntary auto	9	—
Other personal	20	20

Total Ivantage	465	433

Total Premiums written	$5,936	$5,713

        The following table presents Allstate Protection Premiums written by product, showing new and renewal business.

For the three months ended March 31,	2003	2002
(in millions)
New business premiums:
Standard auto	$249	$269
Non-standard auto	98	120
Homeowners	128	106
Other	122	106

Total new business premiums	597	601
Renewal business premiums:
Standard auto	3,380	3,212
Non-standard auto	474	526
Homeowners	1,024	944
Other	461	430

Total renewal business premiums	5,339	5,112

Total Premiums written	$5,936	$5,713

        Standard auto Premiums written increased 4.3% for Allstate Protection to $3.63 billion in the first quarter of 2003 from $3.48 billion in the same period of 2002.

        The Allstate brand standard auto results for the quarter are shown in the following table.

For the three months ended March 31,	2003	2002
Allstate brand
New business premiums	$219 million	$239 million
New business premiums (% change)	(8.4)	(6.2)
Renewal business premiums	$3.13 billion	$2.96 billion
Renewal ratio	88.6	89.1
PIF (% change)	(3.6)	1.9
Average premium (% change)	8.7	7.0

        The increase in Allstate brand standard auto average premium in 2003 was primarily due to higher average renewal premiums. The declines in Allstate brand standard auto new business premiums written, renewal ratio and PIF are due primarily to administrative and risk management actions taken to improve the standard auto loss ratio. These actions include implementing premium rate increases, down payment requirements and other underwriting changes in several large markets such as California, Texas and Florida. Collectively, the states of California, Texas and Florida, represent 29.2% of Allstate brand standard auto premiums written at March 31, 2003.

        The Allstate brand standard auto results for the quarter, excluding the states of California, Texas and Florida, are shown in the following table.

For the three months ended March 31,	2003	2002
Allstate brand, excluding CA, TX, FL
New business premiums	$170 million	$172 million
New business premiums (% change)	(1.2)	1.8
Renewal business premiums	$2.20 billion	$2.06 billion
Renewal ratio	89.6	89.6
Renewal ratio (pts change)	—	(0.5)
PIF (% change)	(0.7)	1.3

        While the renewal ratio for Allstate brand standard auto, excluding the states of California, Texas and Florida, was consistent in the first quarter of 2003 with the first quarter of 2002, it increased 0.1 points from the fourth quarter of 2002.

        The Ivantage standard auto results for the quarter are shown in the following table.

For the three months ended March 31,	2003	2002
Ivantage
New business premiums	$30 million	$30 million
New business premiums (% change)	—	2.0
Renewal business premiums	$255 million	$256 million
Renewal ratio	83.0	83.2
PIF (% change)	(7.9)	(6.8)
Average premium (% change)	12.9	4.6

        Ivantage standard auto Premiums written decreased 0.3% in the first quarter of 2003 compared to the first quarter of 2002 due to a decline in PIF, partially offset by increased average premium. Management expects Ivantage standard auto PIF to continue to decline as the Company pursues actions to improve profitability.

        Increases in standard auto average premium were due to rate actions taken in both the Allstate brand and Ivantage during 2002 and the first quarter of 2003, and to a lesser degree due to a normal shift to newer and more expensive autos by Allstate brand policyholders.

        The following table shows the net rate changes that were approved during the first quarter of 2003.

	# of States	Weighted Averaging Rate Change (%)
Allstate brand	18	7.3
Ivantage (Encompass)	22	6.5

        Non-standard auto Premiums written decreased 11.5% for Allstate Protection to $572 million in the first quarter of 2003 from $646 million in the same period of 2002. Fluctuations during the first quarter of 2003 were primarily due to the continuation of programs to address adverse profitability trends for both the Allstate brand and Ivantage. These programs vary by state and include changes such as additional premium down payment requirements, tighter underwriting requirements, rate increases, policy non-renewal and certain other administrative actions.

        The Allstate brand non-standard auto results for the quarter are shown in the following table.

For the three months ended March 31,	2003	2002
Allstate brand
New business premiums	$75 million	$108 million
New business premiums (% change)	(30.6)	(24.1)
Renewal business premiums	$456 million	$519 million
Renewal ratio	74.3	72.0
PIF (% change)	(20.0)	(19.3)
Average premium (% change)	8.7	10.6

        The increase in Allstate brand non-standard auto average premium during the first quarter of 2003 was due primarily to higher average renewal premiums. Management expects Allstate brand non-standard auto PIF to continue to decline as the Company evaluates opportunities to sustain profitability in certain large markets such as the states of New York, Texas, and Florida.

        The Ivantage non-standard auto results for the quarter are shown in the following table.

For the three months ended March 31,	2003	2002
Ivantage
New business premiums	$23 million	$12 million
New business premiums (% change)	91.7	—
Renewal business premiums	$18 million	$7 million
Renewal ratio	52.7	52.0
PIF (% change)	139.1	(10.7)
Average premium (% change)	4.1	24.2

        Ivantage non-standard auto operating results grew in the current year due to Deerbrook's re-entry into the non-standard market in 19 states as of March 31, 2003.

        Increases in non-standard auto average premium were due to rate actions taken for both the Allstate brand and Ivantage during 2002 and the first quarter of 2003. The following table shows the net rate changes that were approved in the first quarter of 2003.

	# of States	Weighted Average Rate Change (%)
Allstate brand	6	4.7
Ivantage (Deerbrook)	3	15.0

        Homeowners Premiums written increased 9.7% for Allstate Protection to $1.15 billion in the first quarter of 2003 from $1.05 billion in the same period of 2002.

        The Allstate brand homeowners results for the quarter are shown in the following table.

For the three months ended March 31,	2003	2002
Allstate brand
New business premiums	$120 million	$100 million
New business premiums (% change)	20.0	4.6
Renewal business premiums	$922 million	$842 million
Renewal ratio	87.3	88.4
PIF (% change)	(0.3)	1.5
Average premium (% change)	8.8	17.7

        The increase in Allstate brand homeowners average premium during the first quarter 2003 was primarily due to higher average renewal premiums.

        The Ivantage homeowners results for the quarter are shown in the following table.

For the three months ended March 31,	2003	2002
Ivantage
New business premiums	$8 million	$6 million
New business premiums (% change)	33.3	27.8
Renewal business premiums	$102 million	$102 million
Renewal ratio	87.2	86.3
PIF (% change)	(6.0)	(6.2)
Average premium (% change)	11.8	10.1

        Ivantage homeowners premiums increased 1.9% in the first quarter of 2003 compared to the first quarter of 2002 due to increased average premium, partially offset by a decline in PIF. Management expects Ivantage homeowners PIF to continue to decline as the Company pursues actions to improve profitability.

        Increases in homeowners average premium were due to rate actions taken for both the Allstate brand and Ivantage during 2002 and the first quarter of 2003. The following table shows the net rate changes that were approved during the first quarter of 2003.

	# of States		Weighted Average Rate Change (%)
Allstate brand	12		8.6
Ivantage (Encompass)	22	*	12.4

*
includes Washington D.C.

        Underwriting results for Allstate Protection are shown in the following table.

For the three months ended March 31,	2003	2002
(in millions)
Premiums written	$5,936	$5,713

Premiums earned	$5,997	$5,701
Claims and claims expense ("losses")	4,113	4,366
Amortization of DAC	827	783
Other costs and expenses	583	485
Restructuring and related charges	23	20

Underwriting income	$451	$47

Catastrophe losses	$133	$110

Underwriting income (loss) by brand
Allstate brand	$458	$70
Ivantage	(7)	(23)

Underwriting income	$451	$47

        Allstate Protection Underwriting income grew $404 million to $451 million in the first quarter of 2003 from $47 million in the first quarter of 2002. The increase in Underwriting income was the result of increased Premiums earned, lower mold losses in the state of Texas, lower prior year reserve reestimates, and declines in auto and homeowners claim frequency (rate of claim occurrence), partially offset by increased operating expenses and a moderate increase in current year claim severity (average cost per claim).

        The following table reflects the impact of mold losses in the state of Texas on claims and claims expense.

(in millions)	2003	2002	2001
First Quarter	$16	$119	$7
Second Quarter	—	103	25
Third Quarter	—	90	74
Fourth Quarter	—	14	78

Year to Date	$16	$326	$184

        Claim severity was impacted by inflationary pressures in medical costs and auto repair and home repair costs. Increased severity was offset by lower auto and homeowner claim frequencies, excluding catastrophe claims. If future development of current year claim severity differs from the current reserve expectations by 1%, reserve reestimates would impact Net income by approximately $98 million.

        The following table shows the net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2003 and 2002, and the impact of prior year reserve reestimates on Claims and claims expense.

			Three Months Ended March 31,
	Jan 1 Reserves		Reserve Reestimate		Impact on Loss ratio
(in milion, except ratios)	2003	2002	2003	2002	2003	2002
Auto	$10,378	$10,339	$(32)	$78	(0.5)	1.4
Homeowners	1,664	1,488	14	150	0.2	2.6
Other	1,546	1,512	25	20	0.4	0.4

Total Allstate Protection	$13,588	$13,339	$7	$248	0.1	4.4

Allstate brand	$12,361	$12,092	$1	$248	—	4.4
Ivantage	1,227	1,247	6	—	0.1	—

Total Allstate Protection	$13,588	$13,339	$7	$248	0.1	4.4

        For Allstate Protection, reestimates of prior year reserves in the first quarter were not materially different than reserve estimates as of January 1, 2003. In 2002, reestimates of prior year reserves were primarily due to increasing claim severities, mold claims in the state of Texas and late reported losses, which were greater than trends anticipated in reserve estimates as of January 1, 2002.

        Various Premiums earned statistics are shown in the following table.

For the three months ended March 31,	2003	2002
(in millions)
Premiums earned
Allstate brand:
Standard auto	$3,240	$3,094
Non-standard auto	548	625
Homeowners	1,174	1,007
Other	556	522

Total Allstate brand	5,518	5,248
Ivantage:
Standard auto	296	300
Non-standard auto	36	13
Homeowners	121	116
Other	26	24

Total Ivantage	479	453

Total Allstate Protection Premiums earned	$5,997	$5,701

        Various Allstate Protection loss ratio statistics are shown in the following table. The loss ratio, which is the percentage of losses to Premiums earned, is a measure of a component of profitability.

For the three months ended March 31,	2003	2002
Allstate Protection loss ratio
Standard auto	71.7	74.6
Non-standard auto	75.6	75.9
Homeowners	57.3	84.6
Other	67.5	73.1
Total Allstate Protection loss ratio	68.6	76.6
Allstate Protection expense ratio	23.9	22.6

Allstate Protection combined ratio	92.5	99.2

Loss ratios by brand
Allstate brand:
Standard auto	71.5	74.4
Non-standard auto	75.2	75.5
Homeowners	56.6	85.0
Other	68.0	77.0
Total Allstate brand loss ratio	68.4	76.8
Allstate brand expense ratio	23.3	21.8

Allstate brand combined ratio	91.7	98.6

Ivantage:
Standard auto (Encompass)	73.6	77.0
Non-standard auto (Deerbrook)	83.3	92.3
Homeowners (Encompass)	64.5	81.0
Other	53.8	(12.5)
Total Ivantage loss ratio	71.0	73.7
Ivantage expense ratio	30.5	31.3

Ivantage combined ratio	101.5	105.0

        Standard auto loss ratio for Allstate Protection decreased 2.9 points in the first quarter of 2003 below the first quarter 2002 level primarily due to increased average earned premiums, favorable claim frequency and reduced reserve reestimates related to prior years, partially offset by a moderate increase in claim severity in the current year.

        Non-standard auto loss ratio for Allstate Protection decreased 0.3 points in the first quarter of 2003 below the first quarter 2002 level due to lower claim frequency and increased average earned premiums, partly offset by a moderate increase in claim severity in the current year.

        Homeowners loss ratio for Allstate Protection decreased 27.3 points in the first quarter of 2003 below the first quarter of 2002 level due to increased average earned premiums, lower mold losses in the state of Texas, lower prior year reserve reestimates and lower current year claim frequency, partially offset by a moderate increase in current year claim severity. Due to actions taken in 2002 and 2001 to improve the profitability of homeowners, profitability is now at the current targeted level. Allstate plans to continue the programs implemented in prior years to maintain profitability, although management will continue to evaluate the appropriate target.

        Expense ratio for Allstate Protection increased 1.3 points in the first quarter of 2003 over the first quarter of 2002 level due to increased employee related benefit and compensation expenses, accruals for charitable contributions and advertising. The Company expects advertising expenses in 2003 to exceed prior year advertising expenses by approximately $75 million to $125 million.

        The impact of specific costs and expenses on the expense ratio is included in the following table.

For the three months ended March 31,	2003	2002
Allstate brand:
Amortization of DAC	13.3	13.2
Other costs and expenses	9.6	8.2
Restructuring and related charges	0.4	0.4

Allstate brand expense ratio	23.3	21.8

Ivantage:
Amortization of DAC	19.5	19.8
Other costs and expenses	10.7	11.5
Restructuring and related charges	0.3	—

Ivantage expense ratio	30.5	31.3

        Because Allstate includes catastrophe losses in claims and claims expense, catastrophe losses affect both the underwriting results and loss ratios. For the first quarter of 2003, catastrophe losses totaled $133 million, compared with $110 million for the same period in 2002, but still remained significantly below the historical average for a first quarter.

        The impact of catastrophe losses on the loss ratio is shown in the following table.

	Loss ratio excluding the effect of catastrophe losses		Effect of catastrophe losses on the loss ratio
For the three months ended March 31,	2003	2002	2003	2002
Allstate brand:
Standard auto	71.5	73.9	—	0.5
Non-standard auto	75.2	75.4	—	0.1
Homeowners	47.6	76.7	9.0	8.3
Other	65.3	76.2	2.7	0.8
Total Allstate brand	66.2	74.8	2.2	2.0
Ivantage:
Standard auto	73.6	77.3	—	(0.3)
Non-standard auto	83.3	92.3	—	—
Homeowners	55.4	75.0	9.1	6.0
Other	50.0	(12.5)	3.8	—
Total Ivantage	68.5	72.4	2.5	1.3
Total Allstate Protection	66.4	74.7	2.2	1.9

DISCONTINUED LINES AND COVERAGES SEGMENT

        Summarized underwriting results for the three months ended March 31, for the Discontinued Lines and Coverages segment are presented in the following table.

(in millions)	2003	2002
Premiums written	$1	$3

Premiums earned	$2	$3
Claims and claims expense	38	3
Other costs and expenses	2	4

Underwriting loss	$(38)	$(4)

        During the first quarter of 2003, asbestos reserves were increased by $34 million due to new information received for two manufacturing insureds that are in bankruptcy. Reserve reestimates in the first quarter of 2002 totaled $5 million. As of March 31, 2003, reserves estimates for asbestos and environmental claims incurred but not yet reported represent approximately 52.0% of total asbestos and environmental reserves of $940 million.

PROPERTY-LIABILITY INVESTMENT RESULTS

        Pre-tax Net investment income for Property-Liability increased 2.3% in the first quarter of 2003 as compared to the same period of 2002 due to the effects of higher portfolio balances, due to positive cash flows from operations and increased securities lending, and higher income from partnership interests, partially offset by lower portfolio yields.

        After-tax realized capital gains and losses for Property-Liability were $27 million in the first quarter of 2003 compared to after-tax realized capital gains and losses of $(12) million in the same period of 2002. The following table shows the activity driving the realized capital gains and losses results.

For the three months ended March 31,	2003	2002
(in millions)
Investment write-downs	$(16)	$(12)
Sales	42	13
Valuation of derivative instruments	(4)	(9)
Settlements of derivative instruments	5	(4)

Total realized capital gains and losses, after-tax	$27	$(12)

        For a further discussion of realized capital gains and losses, see "Investments".

ALLSTATE CANADA

        Allstate Protection includes property and casualty insurance sold in Canada. The underwriting results of the Canadian business are included in the Allstate brand results. The impact to the Property-Liability results are presented separately in the following table.

For the three months ended March 31,	2003	2002
(in millions, except ratios)
Premiums written
Standard auto	$73	$64
Non-standard auto	12	25
Homeowners	13	12
Other	6	5

Total Canada	$104	$106

Premiums earned
Standard auto	77	65
Non-standard auto	24	27
Homeowners	18	15
Other	7	7

Total Canada	$126	$114

Loss ratio
Standard auto	96.1	100.0
Non-standard auto	80.6	45.5
Homeowners	63.7	84.7
Other	81.9	61.6
Total Canada loss ratio	87.7	82.8
Canada expense ratio	24.7	25.5

Canada combined ratio	112.4	108.3

        The increase in the total Canada loss ratio is related to increases in claim frequency and moderate increases in claim severity in the current year. The following table shows the net rate changes that were approved for Allstate Canada in the first quarter of 2003.

	# of Jurisdictions	Weighted Average Rate Change (%)
Standard auto	4	12.9
Non-standard auto	4	9.2
Homeowners	5	7.0

ALLSTATE FINANCIAL HIGHLIGHTS

  •
  Allstate Financial's Net income increased by $242 million over the first quarter of 2002 to $50 million in the first quarter of 2003. Excluding the effect of the 2002 change in accounting principle for goodwill, Net income decreased 45.1% due to accelerated amortization of DAC totaling $53 million after-tax and other recoveries, lower mortality margin and increased operating costs and expenses, partly offset by reduced net capital losses and a higher investment margin.

  •
  Allstate Financial's Operating income decreased 42.7% in the first quarter of 2003 compared to the first quarter of 2002 as an increase in the investment margin was more than offset by the accelerated amortization of DAC, a lower mortality margin and increased operating costs and expenses.

  •
  Premiums and deposits, an operating measure, decreased 10.5% in the first quarter of 2003 compared to the first quarter of 2002 due to reduced sales of funding agreements and variable annuities, partly offset by increased sales of fixed annuities, including sales of the Allstate® Treasury-Linked Annuity.

  •
  Separate Accounts assets decreased 5.1% in the first quarter of 2003 compared to December 31, 2002 due primarily to surrenders and declines in account balances resulting from poor equity market performance during the quarter, partially offset by new deposits.

ALLSTATE FINANCIAL OPERATIONS

        Summarized financial data and key operating measures for Allstate Financial's operations as of and for the three months ended March 31, are presented in the following table.

(in millions)	2003	2002
GAAP premiums	$412	$308
Contract charges	227	230
Net investment income	802	743
Contract benefits	530	376
Interest credited to contractholder funds	453	429
Amortization of DAC	172	108
Operating costs and expenses	168	150
Income tax expense	36	75

Operating income	82	143
Realized capital gains and losses, after-tax	(32)	(52)
Cumulative effect of change in accounting principle, after-tax	—	(283)

Net income (loss)	$50	$(192)

Premiums and deposits	$2,496	$2,790

Investments	$57,658	$47,863
Separate Accounts assets	10,553	13,799

Investments, including Separate Accounts assets	$68,211	$61,662

        Life and annuity premiums and contract charges, included in the Condensed Consolidated Statements of Operations, represent GAAP premiums generated from traditional life and other insurance products and immediate annuities with life contingencies which have significant mortality or morbidity risk. Contract charges are generated from interest-sensitive life products, variable annuities, fixed annuities and other investment products for which deposits are classified as contractholder funds or Separate Accounts liabilities. Contract charges are assessed against the contractholder account balance for maintenance, administration, cost of insurance and surrender prior to contractually specified dates.

        The following table summarizes GAAP premiums and contract charges.

For the three months ended March 31,	2003	2002
(in millions)
GAAP premiums
Life insurance
Traditional life	$91	$94
Other	138	134

Total life insurance	229	228
Annuities
Immediate annuities with life contingencies	183	80

Total annuities	183	80

Total GAAP premiums	412	308
Contract Charges
Life insurance
Interest-sensitive life	150	148
Other	20	18

Total life insurance	170	166
Annuities
Fixed annuities	3	4
Variable annuities	47	53
Immediate annuities without life contingencies	4	4

Total annuities	54	61
Institutional products	3	3

Total contract charges	227	230

Life and annuity premiums and contract charges	$639	$538

        Total GAAP premiums increased 33.8% to $412 million in the first quarter of 2003 from $308 million in the first quarter of 2002. This increase was due to increased premiums on immediate annuities with life contingencies. Consumer preferences and market conditions drive the mix of immediate annuities sold with or without life contingencies, resulting in volatility in reported revenues.

        Total contract charges decreased 1.3% due to an 11.3% decrease in variable annuity contract charges in the first quarter of 2003 compared to the same period of 2002 as a result of surrenders and declines in account balances resulting from poor equity market performance during the prior twelve months, partially offset by new deposits.

        The following table summarizes GAAP premiums and contract charges by distribution channel.

For the three months ended March 31,	2003	2002
(in millions)
GAAP premiums
Allstate agencies	$74	$52
Specialized brokers	183	80
Independent agents	81	92
Direct marketing	74	84

Total GAAP premiums	412	308
Contract Charges
Allstate agencies	109	92
Specialized brokers	7	7
Independent agents	67	82
Financial services firms (financial institutions and broker/dealers)	44	49

Total contract charges	227	230

Life and annuity premiums and contract charges	$639	$538

        Premiums and deposits by product are shown in the following table.

For the three months ended March 31,	2003	2002
(in millions)
Life insurance
Traditional life	$87	$87
Interest-sensitive life	243	247
Other	152	135

Total life insurance	482	469
Annuities
Fixed annuities	926	644
Variable annuities	389	607
Immediate annuities	265	184

Total annuities	1,580	1,435
Institutional products
Indexed funding agreements	114	99
Funding agreements backing medium-term notes	235	698
Other	4	9

Total institutional products	353	806
Bank and other	81	80

Total Premiums and deposits	$2,496	$2,790

        Total Premiums and deposits decreased 10.5% to $2.50 billion in the first quarter of 2003 from $2.79 billion in the first quarter of 2002. The decrease was due to lower sales of funding agreements backing medium-term notes and variable annuities. Because sales of funding agreements are based primarily on management's assessment of market conditions, the volume of sales fluctuates from period to period. Subject to regulatory approval, the Company also plans to expand its institutional products by offering funding agreements to a trust that will issue medium-term notes to individual investors. Sales of variable annuities in the first quarter of 2003 continued to suffer due to poor equity market performance. Sales of fixed annuities increased 43.8% in the first quarter of 2003 compared to the same period in 2002, in part due to sales of the the Allstate® Treasury-Linked Annuity, which was launched late in the first quarter of 2002, totaling $190 million in the first quarter of 2003. Traditional fixed annuity sales increased during the first quarter of 2003 although management constrained sales of the Allstate® Treasury-Linked Annuity due to the current low interest rate environment and consumers avoided locking in long-term interest rates on market value adjusted annuities ("MVAAs").

        The following table summarizes Premiums and deposits by distribution channel.

For the three months ended March 31,	2003	2002
(in millions)
Allstate agencies	$466	$388
Financial services firms (financial institutions and broker/dealers)	784	839
Specialized brokers	618	990
Independent agents	552	488
Direct marketing	72	80
Allstate Bank (direct sales only)	4	5

Total	$2,496	$2,790

        Premiums and deposits through the Allstate agencies increased 20.1% in the first quarter of 2003 compared to the first quarter of 2002 driven mostly by increased sales of fixed annuities.

        New sales of financial products by Allstate agencies, an operating measure, for the three months ended March 31, 2003 and 2002 totaled $350 million and $239 million, respectively. The increase was due to increases in sales of non-proprietary mutual funds and fixed annuities.

        Operating income for the Allstate Financial segment is presented in the following table.

For the three months ended March 31,	2003	2002
(in millions)
Investment margin	$223	$211
Mortality margin	135	165
Maintenance charges	81	83
Surrender charges	19	17
Amortization of DAC	(172)	(108)
Operating costs and expenses	(168)	(150)
Income tax expense on operations	(36)	(75)

Operating income	$82	$143

        Operating income decreased 42.7% in the first quarter of 2003 compared to the same period in 2002 due to increases in Amortization of DAC, a lower mortality margin and increased operating costs and expenses, partially offset by increases in investment margins.

        Investment margin, which represents the excess of investment income earned over interest credited to policyholders and contractholders and interest expense, increased 5.7% in the first quarter of 2003 compared to the same period in 2002. The increase is a result of 16.6% higher portfolio balances at March 31, 2003 compared to March 31, 2002, excluding assets invested in Separate Accounts and unrealized net capital gains on fixed income securities. The higher portfolio balance at March 31, 2003 is a result of product sales exceeding contract benefits, maturities, surrenders and withdrawals during the previous 12 months. The impact of the growth of the portfolio was partially offset by a decline in portfolio yields from lower market interest rates affecting the yield on the investment of cash flows from operations and investments and a shift of the in-force product mix to products with lower investment margins and capital requirements such as MVAAs and funding agreements.

        Management actions taken to reduce crediting rates on in-force contracts and to reduce guaranteed minimum crediting rates for new product offerings have partially offset the impact of declining portfolio yields on the investment margin. As of March 31, 2003 the rolling weighted average interest crediting rate on fixed annuity and interest-sensitive life products in force, excluding MVAAs which have longer interest rate guarantee periods, was approximately 120 basis points more than the underlying long-term guaranteed rates on these products. However, investment margins on certain life-contingent contracts and other products with guaranteed crediting rates are compressed in a declining interest rate environment. This is due to the level and duration of the guaranteed rates on these products compared to the declining yield on invested assets supporting them. In addition, assets in Allstate Financial's portfolio that do not support specific products further compress the investment margin in a declining interest rate environment as they earn lower investment yields.

        The following table summarizes the weighted average investment yield, interest crediting rates and investment spreads for the three months ended March 31.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2003	2002	2003	2002	2003	2002
Interest-sensitive life	7.1%	7.3%	5.0%	5.3%	2.1%	2.0%
Annuities	6.7	7.2	4.7	5.3	2.0	1.9
Institutional—fixed rate contracts	7.8	8.0	7.0	7.2	0.8	0.8
Institutional—floating rate contracts	2.7	3.2	1.5	2.2	1.2	1.0

        The following table summarizes contractholder funds and the reserve for life-contingent contract benefits associated with the weighted average investment yield and weighted average interest crediting rates at March 31.

(in millions)	2003	2002
Interest-sensitive life	$6,516	$6,200
Annuities	22,393	17,719
Institutional—fixed rate contracts	11,387	10,469
Institutional—floating rate contracts	6,347	6,037

	46,643	40,425
FAS 115/133 market value adjustment	1,356	200
Ceded reserves	(287)	(293)
Life-contingent contracts and other	4,652	3,789

Total Contractholder funds and Reserve for life-contingent contract benefits	$52,364	$44,121

        The following table summarizes investment margin by product group.

For the three months ended March 31, (in millions)
	2003	2002
Life insurance	$57	$60
Annuities	137	122
Institutional products	26	27
Bank and other	3	2

Investment margin	$223	$211

        Mortality margin, which represents premiums and cost of insurance charges less related policy benefits, was 18.2% lower in the first quarter of 2003 compared to the same period in 2002 as a result of an increase in policy benefits. Policy benefits include cash payments on variable annuity products for guaranteed minimum death benefits ("GMDB") totaling $21 million and $11 million for the three months ended March 31, 2003 and 2002, respectively, net of reinsurance, hedging gains and losses and other contractual arrangements ("net GMDB payments"). The increase in net GMDB payments reflects poor equity market performance since the first quarter of 2002. The net GMDB payments in the first quarter of 2003 were $2 million less than payments of $23 million in the fourth quarter of 2002. In the first quarter of 2003, the Company entered into various derivative instruments to hedge future death benefit claims during the lifetime of substantially all new variable products issued. For in-force variable annuities issued prior to 2003, a portion of GMDB risk is hedged through December 31, 2003.

        The following table summarizes mortality margin by product group.

For the three months ended March 31, (in millions)
(in millions)	2003	2002
Life insurance	$163	$164
Annuities	(28)	5
Institutional products	—	(4)

Mortality margin	$135	$165

        Amortization of DAC for Allstate Financial increased 59.3% in the first quarter of 2003 compared to the same period in 2002 due to the acceleration of amortization in 2003 and ongoing growth of business in force. DAC is subject to recoverability testing at the end of each reporting period. The Company performs its evaluation on an aggregated basis consistent with the nature of the underlying products. Fixed annuities, variable annuities, and interest-sensitive life insurance products are aggregated for purposes of evaluating DAC recoverability. DAC is amortized on these products with interest over the lives of the policies in relation to the present value of estimated gross profits ("EGP"). EGP consists of the following components: margins from mortality, including GMDB and guaranteed minimum income benefits, investment margin, including realized capital gains and losses, contract administration, surrender and other contract charges, less maintenance expenses. The most significant assumptions involved in estimating future gross profits include expected Separate Accounts fund performance after fees, surrender rates, lapse rates, and investment and mortality margins. The Company's long-term expectation of Separate Accounts fund performance after fees is approximately 8%, which is consistent with its pricing assumptions. Whenever actual Separate Accounts fund performance based on the two most recent years varies from the 8% expectation, the Company projects performance levels over the next five years such that the mean return over that seven year period equals the long-term 8% expectation. This process is commonly referred to as a reversion to the mean and is commonly used by the life insurance industry as an appropriate method for amortizing variable annuity DAC according to Statement of Financial Accounting Standard ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". In applying the reversion to the mean process, the future rates of return after fees projected by the Company over the five-year period are not allowed to exceed a specified cap or to fall below a specified floor. Although DAC assumptions may be periodically unlocked and revised, the Company will continue to apply its reversion to the mean process.

        In evaluating the assumptions used to amortize DAC for investment and interest-sensitive life products, the Company's historical practice has been to perform a comprehensive evaluation during the first quarter of each calendar year and to revise its best estimate assumptions based on historical results and revised expectations about future performance. Any resulting DAC unlocking adjustments are reflected currently in the condensed consolidated financial statements. In the ensuing quarters, the assumptions are re-evaluated and revised whenever those revisions would have a material impact on the results of operations of the Company.

        In the first quarter of 2003, the Company performed its annual comprehensive evaluation of DAC assumptions and concluded that, due to sustained poor performance of the equity markets coupled with an expectation of moderate future performance due to continuing weakness in the U.S. economy and uncertainty in the geopolitical environment, it was no longer reasonably possible that variable annuity fund returns would revert to the expected long-term mean within the time horizon used in the Company's reversion to the mean model. As a result, the Company unlocked its DAC assumptions as of March 31, 2003 for all investment products, including variable and fixed annuities, and interest-sensitive life products, to be consistent across all product lines. Prospectively, the Company will continue to evaluate these assumptions in this manner.

        The unlocking of DAC assumptions in the first quarter resulted in an aggregate acceleration of DAC amortization amounting to $89 million before tax and other recoveries, which included $124 million of acceleration associated with variable annuities, partially offset by the effect of favorable investment margins on fixed annuities and favorable persistency on interest-sensitive life products. The most significant assumption changes were resetting the variable annuity reversion to the mean calculation as of March 31, 2003, such that future equity market performance during the five year reversion period was reduced from 13.25% after fees to the long-term assumed return of 8% after fees, and increasing the assumed lapse rate on variable annuity contracts. The Company will continue to employ a seven-year reversion evaluation process in succeeding periods with an assumed long-term return after fees of 8%, a reversion to the mean floor of 0% and a revised cap of 12.75%.

        The Company believes that as a result of this unlocking, the variable annuity DAC asset is appropriately valued for the current economic environment. With moderate movements in the equity markets, the likelihood of future DAC unlocking is substantially reduced since the projected return in the mean reversion period is no longer at the maximum.

        Operating costs and expenses for Allstate Financial increased 12.0% in the first quarter of 2003 compared to the first quarter of 2002 due to increased employee related benefit and compensation expenses, continuing investments in technology and higher non-deferrable commissions. Operating costs and expenses in the first quarter of 2003 decreased 5.1% from the fourth quarter of 2002 due to seasonal declines in advertising and marketing expenses and an ongoing focus on cost control.

ALLSTATE FINANCIAL INVESTMENT RESULTS

        Pre-tax Net investment income for Allstate Financial increased 7.9% in the first quarter of 2003 compared to the same period in 2002. The increase was due to higher portfolio balances resulting from increased securities lending and positive cash flows from operating and financing activities, partially offset by lower portfolio yields. Lower portfolio yields were due to new investments being made at rates lower than current portfolio yields as a result of the low interest rate environment. The Allstate Financial portfolio balance, excluding assets invested in Separate Accounts and unrealized net capital gains on fixed income securities, increased 16.6% from March 31, 2002.

        After-tax realized capital gains and losses for Allstate Financial were $(32) million in the first quarter of 2003 compared to $(52) million in the same period in 2002. After-tax realized capital gains and losses are presented net of the effects of DAC amortization and additional future policy benefits, to the extent that such effects resulted from the recognition of realized capital gains and losses. The following table shows the activity driving the after-tax realized capital gains and losses results.

For the three months ended March 31, (in millions)
	2003	2002
Investment write-downs	$(38)	$(17)
Sales	17	(26)
Valuation of derivative instruments	(3)	(14)
Settlement of derivative instruments	1	1

Subtotal	(23)	(56)
Reclassification of Amortization of DAC	(9)	4

Realized capital gains and losses, after-tax	$(32)	$(52)

        For a further discussion of realized capital gains and losses, see "Investments".

INVESTMENTS

        The composition of the investment portfolio at March 31, 2003 is presented in the table below.

	Property-Liability		Allstate Financial		Corporate and Other		Total
(in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities(1)	$30,096	85.6%	$48,290	83.7%	$1,094	95.4%	$79,480	84.6%
Equity securities	3,535	10.0	153	0.3	—	—	3,688	3.9
Mortgage loans	75	0.2	6,090	10.6	—	—	6,165	6.6
Short-term	1,467	4.2	1,601	2.8	51	4.4	3,119	3.3
Other	4	—	1,524	2.6	2	0.2	1,530	1.6

Total	$35,177	100.0%	$57,658	100.0%	$1,147	100.0%	$93,982	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $28.36 billion, $44.88 billion and $993 million for Property-Liability, Allstate Financial, and Corporate and Other, respectively.

        Total investments increased to $93.98 billion at March 31, 2003 from $90.65 billion at December 31, 2002 due to positive cash flows from operating and financing activities, increased funds associated with securities lending and dollar roll programs and increased unrealized gains on fixed income securities generated in a lower interest rate environment.

        Property-Liability investments were $35.18 billion at March 31, 2003 compared to $34.25 billion at December 31, 2002, due to positive cash flows from operations and increased funds associated with securities lending and dollar roll programs, partially offset by dividends paid by Allstate Insurance Company ("AIC") to The Allstate Corporation.

        Allstate Financial investments were $57.66 billion at March 31, 2003 compared to $55.26 billion at December 31, 2002. The increase in Allstate Financial investments was primarily due to increased funds associated with securities lending programs and positive cash flows from operating and financing activities.

        Total investment balances related to funds associated with securities lending and dollar roll programs increased to $4.12 billion at March 31, 2003, from $2.98 billion at December 31, 2002.

        The Unrealized net capital gains on fixed income and equity securities at March 31, 2003 were $5.64 billion, an increase of $150 million or 2.7% since December 31, 2002. The net unrealized gain for the fixed income portfolio totaled $5.25 billion, comprised of $5.65 billion of unrealized gains and $395 million of unrealized losses at March 31, 2003, compared to a net unrealized gain for the fixed income portfolio totaling $5.03 billion at December 31, 2002, comprised of $5.51 billion of unrealized gains and $481 million of unrealized losses. At March 31, 2003, the unrealized losses for the fixed income portfolio were concentrated in the corporate fixed income portfolio. Corporate fixed income net unrealized gains totaled $2.06 billion comprised of $2.33 billion of unrealized gains and $274 million of unrealized losses. The unrealized losses for the corporate fixed income portfolio were concentrated in the transportation and public utility sectors. These sectors comprised $134 million or 48.9% of the unrealized losses and $616 million or 26.3%, of the unrealized gains in the corporate fixed income portfolio.

        The net unrealized gain for the equity portfolio totaled $382 million, comprised of $522 million of unrealized gains and $140 million of unrealized losses at March 31, 2003, compared to a net unrealized gain for the equity portfolio totaling $460 million at December 31, 2002, comprised of $562 million of unrealized gains and $102 million of unrealized losses. At March 31, 2003, the unrealized losses for the equity portfolio were concentrated in the technology, communication, consumer cyclical and consumer non-cyclical sectors. These sectors comprised $68 million or 48.6% of the unrealized losses and $270 million or 51.7% of the unrealized gains in the equity portfolio.

        Securities with an unrealized loss greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities for a period of six or more consecutive months but less than 12 consecutive months had unrealized losses of $109 million at March 31, 2003, compared to $67 million of unrealized losses in this security category at December 31, 2002. This increase was primarily related to additional unrealized losses in this category for the transportation and consumer cyclical sectors, partially offset by a decline in unrealized losses in this category for the utilities sector. Securities with an unrealized loss greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities for 12 or more consecutive months had unrealized losses of $15 million at both March 31, 2003 and December 31, 2002.

        Approximately 93.2% of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a rating from the National Association of Insurance

Commissioners ("NAIC") of 1 or 2, a Moody's equivalent rating of Aaa, Aa, A or Baa, a Standard & Poor's equivalent rating of AAA, AA, A or BBB, or a comparable Company internal rating.

        Allstate monitors the quality of its fixed income portfolio, in part, by categorizing certain investments as problem, restructured or potential problem. Problem fixed income securities are securities in default with respect to principal and/or interest and/or securities issued by companies that have gone into bankruptcy subsequent to Allstate's acquisition of the security. Restructured fixed income securities have modified terms and conditions that were not at current market rates or terms at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, management has serious concerns regarding the borrower's ability to pay future principal and interest in accordance with the contractual terms of the security, which causes management to believe these securities may be classified as problem or restructured in the future.

        The following table summarizes problem, restructured and potential problem fixed income securities.

	March 31, 2003			December 31, 2002
(in millions)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$302	$278	0.4%	$295	$279	0.4%
Restructured	43	36	—	42	36	—
Potential problem	453	419	0.5	647	572	0.7

Total net carrying value	$798	$733	0.9%	$984	$887	1.1%

Cumulative write-downs recognized	$467			$474

        As of March 31, 2003, the balance of fixed income securities that the Company categorizes as problem, restructured or potential problem declined from the balance as of year-end 2002. The decrease was related to the sale of holdings in this category due to specific developments in the quarter causing a change in Allstate's outlook and intent to hold certain securities, and an improvement in conditions for certain other holdings previously classified in these categories. The Company expects the eventual recovery of these securities but evaluated each security through its watch list process at March 31, 2003 and recorded write-downs where appropriate. Approximately $65 million of net unrealized losses at March 31, 2003 are related to securities that the Company has included in the problem, restructured or potential problem categories. These securities represent 0.9% of the fixed income portfolio. The Company concluded, through its watch list monitoring process that these unrealized losses were temporary in nature. While it is possible for these balances to increase in the future if economic conditions continue to be unfavorable, the total amount of securities in these categories is expected to remain a relatively low percentage of the total fixed income securities portfolio.

        The following table describes the components of pre-tax realized capital gains and losses.

	Three Months Ended March 31,
(in millions)	2003	2002
Investment write-downs	$(84)	$(44)
Sales
Fixed income and equity securities	81	(22)
Other	2	4

Total sales	83	(18)
Valuation of derivative instruments	(11)	(36)
Settlements of derivative instruments	10	(5)

Total pre-tax realized capital gains and losses	$(2)	$(103)

        Sales of fixed income securities resulted from actions taken to reduce credit exposure to certain issuers or industries and to provide liquidity for the purchase of investments that better meet certain investment objectives.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholders' equity, mandatorily redeemable preferred securities and debt, representing funds deployed or available to be deployed to support business operations. The following table summarizes Allstate's capital resources.

(in millions)	March 31, 2003	December 31, 2002
Common stock, retained earnings and other shareholders' equity items	$16,198	$15,705
Accumulated other comprehensive income	1,785	1,733

Total shareholders' equity	17,983	17,438
Mandatorily redeemable preferred securities	200	200
Debt	4,063	4,240

Total capital resources	$22,246	$21,878

Ratio of debt and mandatorily redeemable preferred securities to shareholders' equity	23.7%	25.5%
Ratio of debt to total capital resources(1)	18.7%	19.8%

(1)
Management uses various formulas to analyze the Company's ratio of debt to total capital resources. In this presentation, debt includes 50% of the mandatorily redeemable preferred securities because, due to the nature of these securities, investors and analysts use this computation.

        Shareholders' equity increased $545 million in the first quarter of 2003 when compared to year-end 2002, as Net income was partially offset by dividends paid to shareholders. During the first quarter of 2003, the Company acquired 1.7 million shares of its stock at a cost of $54 million primarily as part of the current 3-year $500 million stock repurchase program. This program was 10.7% complete at March 31, 2003.

        Debt decreased in 2003 compared to December 31, 2002 due to declines in short-term borrowings outstanding. Funds to redeem debt maturing in 2003 are expected to be obtained by utilizing the existing shelf registration statement.

        At March 31, 2003, the Company had outstanding commercial paper borrowings of $120 million.

        Liquidity The following table summarizes consolidated cash flow activities by business segment for the first three months of 2003.

(in millions)	Property- Liability	Allstate Financial	Corporate and other	Consolidated
Cash flow provided by (used in):
Operating activities	$764	$655	$(69)	$1,350
Investing activities	(346)	(1,365)	(36)	(1,747)
Financing activities	(1)	685	(359)	325

Net (decrease) increase in consolidated cash				$(72)

        The Company's operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet the liquidity requirements of the Company. The Corporate and Other segment also includes $1.08 billion of investments held by the Company's subsidiary, Kennett Capital.

        The payment of dividends by AIC is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. In the twelve-month period ending March 31, 2003, AIC paid dividends of $825 million. Based on the greater of 2002 statutory net income or 10% of statutory surplus, the maximum amount of dividends AIC is able to pay without prior Illinois Department of Insurance approval at a given point in time during 2003 is $1.43 billion, less dividends paid during the preceding twelve months measured at that point in time. Notification and approval of inter-company lending activities is also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.

        A portion of Allstate Financial's diversified product portfolio, primarily fixed annuity and interest-sensitive life insurance products, is subject to surrender and withdrawal at the discretion of contractholders. The total amount of surrenders and withdrawals for Allstate Financial were $911 million and $681 million in the first quarter of 2003 and 2002, respectively.

        The Company has access to additional borrowing to support liquidity as follows:

  •
  Allstate has a commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of March 31, 2003, the remaining borrowing capacity under the commercial paper program was $880 million, however, the outstanding balance fluctuates daily.

  •
  Allstate has a primary credit facility and two additional credit facilities totaling $1.20 billion as a potential sources of funds to meet short-term liquidity requirements: the primary $575 million five-year revolving line of credit expiring in 2006, a $575 million 364-day revolving line of credit expiring in the second quarter of 2003 and a $50 million one-year revolving line of credit expiring in the third quarter of 2003. The rights to borrow on the five-year and 364-day lines of credit are subject to requirements that are customary for facilities of this size, type and purpose. For example, the Company's ratio of total debt to total capital (as defined in the agreements) cannot exceed a designated level. This requirement is currently being met and management expects to continue to meet it in the future. There were no borrowings under any of these lines of credit during the first quarter of 2003. The total amount outstanding at any point in time under the combination of the commercial paper program and the three credit facilities is limited to $1.20 billion.

  •
  The Company has the right to issue up to an additional $1.20 billion of debt securities, preferred stock, trust preferred securities or debt warrants utilizing the shelf registration statement filed with the Securities and Exchange Commission ("SEC") in June 2000.

OFF-BALANCE SHEET ARRANGEMENTS

        The Company's use of off-balance sheet arrangements is limited to the following four special purpose entities ("SPEs"), none of which have been invested in by members of management:

  •
  Two SPEs used to hold assets managed by Allstate Investment Management Company on behalf of unrelated third-party investors. At March 31, 2003, these SPEs had assets consisting of bank loans, bonds and cash totaling $717 million and liabilities in the form of long-term notes totaling $701 million. The Company and unrelated third parties made initial equity investments in these SPEs of $24 million and $32 million, respectively. The Company's maximum loss exposure to these SPEs is limited to its current carrying value of $12 million, reflected and accounted for in the investment section of the Company's Condensed Consolidated Statements of Financial Position. The Company recognized revenue and received cash in the form of management fees of $1 million from these SPEs for the three months ended March 31, 2003.

  •
  An SPE in connection with a synthetic lease used to finance the acquisition of a headquarters office building and up to 38 Sterling Collision Centers, in an aggregate amount of $160 million if fully used. At March 31, 2003, this SPE had assets consisting of real estate and other real property totaling $90 million, liabilities in the form of secured notes totaling $87 million, and $3 million of unrelated third party equity. The Company recorded lease expense of $1 million and made cash payments to this SPE of $318 thousand in the first quarter of 2003. The Company's maximum exposure to loss from this SPE is $76 million both in the form of a residual value guarantee and a guarantee of the SPE's notes.

  •
  An SPE used in connection with the issuance of Global Medium Term Notes to institutional investors. At March 31, 2003, this SPE had assets of $2.55 billion, liabilities of $2.46 billion and unrelated third party equity of $90 million. The funding agreements issued by Allstate Life Insurance Company to the SPE, and which serve as collateral for the notes issued by the SPE, are reported on the Company's Condensed Consolidated Statements of Financial Position as a component of contractholder funds.

        The Company has not yet determined if these SPEs meet the criteria to be considered variable interest entities pursuant to the pending accounting guidance of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." A final assessment will be made as of July 1, 2003 in accordance with FIN No. 46.

FORWARD-LOOKING STATEMENTS

        This document contains "forward-looking statements" that anticipate results based on management's estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Allstate assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

        These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "expects," "will," "anticipates," "estimates," "intends," "believes," "likely" and other words with similar meanings. These statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Management believes that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. In addition to the normal risks of business, Allstate is subject to significant risks and uncertainties, including those listed below which apply to it as an insurance business and a provider of other financial services.

  •
  Allstate expects to grow Premiums written and increase policies in force with strategies for increased retention of policyholders, increased numbers of agents and support staff and focused marketing programs. These strategies may not produce the magnitude of growth as anticipated by the Company because, for example, increases in the number of licensed support staff may not equate to the same level of production as an increase in the number of agents.

  •
  For its homeowners insurance business, Allstate plans to continue the programs implemented in prior years to maintain profitability. These programs include market or state-specific product design changes, underwriting and rating changes, discontinuation of specific coverages, specific policy language regarding coverage for mold claims and loss management initiatives. While these actions have been implemented and are expected to continue to maintain profitability, their effect on severity trends and profitability may be mitigated in any one period due to catastrophe losses, which are inherently unpredictable.

  •
  Allstate Financial amortizes DAC related to variable annuities, fixed annuities and interest-sensitive life in proportion to EGP over the estimated lives of the contracts. Periodically, Allstate Financial updates the assumptions underlying the EGP, which include margins from mortality, including GMDB and guaranteed minimum income benefits, investment margin, including realized capital gains and losses, contract administration, surrender and other contract charges, less maintenance expenses, in order to reflect actual and expected experience and its potential impact to the valuation of DAC. Updates to these assumptions could result in an adjustment to the cumulative amortization of DAC. For example, reduced EGP resulting from declines in contract charges assessed against declining Separate Accounts' balances resulting from poor equity market performance, could result in accelerated amortization of DAC. An adjustment, if any, may have a material effect on the results of operations.

RISK FACTORS

        The following risk factor should be considered in addition to the risk factors identified in the Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Forward-Looking Statements and Risk Factors Affecting Allstate," in Appendix D to the Company's Notice of Annual Meeting and Proxy Statement dated March 28, 2003.

  •
  When analyzing fixed income and equity investment securities for the existence of other-than-temporary impairment, the Company focuses on those securities for which the cost for equity securities or amortized cost for fixed income securities exceeds the securities' fair value by 20% or more. This practice is based on the assumption that a difference of less than 20% is generally indicative of impairment that is temporary. The Emerging Issues Task Force ("EITF"), a task force that assists the FASB in identifying, discussing, and resolving accounting and reporting issues within the framework of existing authoritative accounting literature, is currently deliberating Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The EITF may conclude that, whenever the cost or amortized cost of a security exceeds its fair value, impairment is deemed to exist and, if the situation persists for a period of one year or more, the impairment should be considered "other than temporary". In the event the EITF reaches this tentative conclusion, the Company would be required to recognize certain pre-tax unrealized losses as realized losses. The estimated impact to the Company's Condensed Consolidated Statements of Operations and Financial Position is not determinable until such time as a final consensus is reached.

NON-GAAP AND OPERATING MEASURES

        In addition to information presented in the condensed consolidated financial statements, Allstate uses some "non-GAAP" measures that are not based on GAAP. Management believes that investor understanding of Allstate's performance is enhanced by the disclosure of these measures. Allstate's method of calculating these measures may differ from that used by other companies and therefore comparability may be limited.

Non-GAAP Measures

        Operating income is Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax, excluding the effects of Realized capital gains and losses, after-tax, and Gain on disposition of operations, after-tax. Management uses this measure in its evaluation of results of operations and believes that this information provides investors with a more complete analysis when considered along with Net income. This is because Operating income shows the trends in our business separate from the net effect of Realized capital gains and losses and Gain on disposition of operations, which are generally driven by business decisions that are independent of the insurance underwriting process and may vary significantly between periods. In addition, investors often separately evaluate such data when reviewing the performance of insurers. In this computation, the net effect of Realized capital gains and losses, after-tax, includes that portion of Allstate Financial's DAC amortization and additional future policy benefits, only to the extent that it resulted from the recognition of Realized capital gains and losses. Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax, is the most directly comparable GAAP measure. The following table reconciles Operating income, Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax and Net income for the first quarter of 2003 and 2002.

	Property- Liability		Allstate Financial		Consolidated		Per diluted share
(in millions)	2003	2002	2003	2002	2003	2002	2003	2002
Operating income	$618	$374	$82	$143	$673	$488	$0.95	$0.68
Realized capital gains and losses	37	(15)	(39)	(87)	(2)	(103)
Reclassification of DAC amortization	—	—	(14)	6	(14)	6
Income tax benefit (expense)	(10)	3	21	29	11	33

Realized capital gains and losses, after-tax	27	(12)	(32)	(52)	(5)	(64)	(0.01)	(0.09)
Gain on disposition of operations, after-tax	—	5	—	—	—	5	—	0.01

Income before dividends on preferred securities and cumulative effect of change in accounting principle, after tax	645	367	50	91	668	429	0.94	0.60
Dividends on preferred securities of subsidiary trust(s), after-tax	—	—	—	—	(3)	(3)	—	—
Cumulative effect of change in accounting principle, after-tax	—	(48)	—	(283)	—	(331)	—	(0.46)

Net income (loss)	$645	$319	$50	$(192)	$665	$95	$0.94	$0.14

        Underwriting income (loss) is Premiums earned, less Claims and claims expense ("losses"), Amortization of DAC, Operating costs and expenses and Restructuring and related charges as determined using GAAP. Management uses this measure in its evaluation of results of operations to analyze the profitability of the insurance business separately from investment results and because investors often separately evaluate such data when reviewing the performance of insurers. Management believes that using this information along with Net income provides investors with a more complete analysis of results of operations. Net income is the most directly comparable GAAP measure. A reconciliation of Property-Liability Underwriting income to Net income is provided in the Property-Liability operations table in this Management's Discussion and Analysis.

Operating Measures

        Management believes that investors' understanding of Allstate's performance is enhanced by disclosure of the following operating financial measures. Allstate's method of calculating these measures may differ from that used by other companies and therefore comparability may be limited.

        Premiums written is the amount of premiums charged for policies issued during a fiscal period. Premiums earned is a GAAP measure. Premiums are considered earned and are included in financial results on a pro-rata basis over the policy period. The portion of Premiums written applicable to the unexpired terms of the policies is recorded as Unearned premiums on the Company's Consolidated Statements of Financial Position.

        The following table presents the reconciliation of Premiums written to Property-Liability insurance premiums earned for the three months ended March 31.

(in millions)	2003	2002
Premiums written	$5,937	$5,716
Decrease (increase) in Unearned premiums	22	(9)
Other	40	(3)

Property-Liability insurance premiums earned	$5,999	$5,704

        Premiums and deposits is an operating measure used by Allstate management to analyze production trends for Allstate Financial sales. Premiums and deposits includes premiums on insurance policies and annuities, and all deposits and other funds received from customers on deposit-type products including net new deposits of Allstate Bank, which are accounted for under GAAP as direct increases to liabilities rather than as revenue.

        The following table illustrates where Premiums and deposits are reflected in the condensed consolidated financial statements for the three months ended March 31.

(in millions)	2003	2002
Life and annuity premiums(1)	$412	$308
Deposits to contractholder funds(2)	1,849	2,203
Deposits to Separate Accounts and other	235	279

Total Premiums and deposits	$2,496	$2,790

(1)
Life and annuity contract charges in the amount of $227 million and $230 million for the three months ended March 31, 2003 and 2002, respectively, which are also revenues recognized for GAAP, have been excluded from the table above, but are a component of the Condensed Consolidated Statements of Operations line item Life and annuity premium and contract charges.

(2)
Derived directly from the Condensed Consolidated Statements of Cash Flows.

        New sales of financial products by Allstate agencies is an operating measure used by Allstate management to quantify the current year sales of financial products by the Allstate proprietary distribution channel. New sales of financial products by Allstate agencies includes annual premiums on new insurance policies, initial premiums and deposits on annuities, deposits in the Allstate Bank, sales of other company's mutual funds, and excludes renewal premiums. New sales of financial products by Allstate agencies for the three months ended March 31, 2003 and 2002 totaled $350 million and $239 million, respectively.

Item 4.    Controls and Procedures

        Based upon the evaluation of the Company's disclosure controls and procedures conducted within 90 days prior to the date of the filing of this report, the principal executive officer and the principal financial officer concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. However, the design of any system of controls and procedures is based in part upon assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        In addition, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The discussion "Regulation, Legal Proceedings and Guarantees" in Part I, Item 1, Note 5 of this Form 10-Q is incorporated herein by reference.

Item 2.    Changes in Securities and Use of Proceeds

        During the period January 2 through January 14, 2003, The Allstate Corporation sold an aggregate of 15,161 shares of its common stock in 6 separate broker transactions. The shares sold were withheld pursuant to participants' elections under the shareholder approved equity incentive plan to satisfy either tax withholding obligations or tender of shares through attestation in payment of the option price upon exercise of stock options. The shares were inadvertently sold into the market without registration in order to realize the cash necessary to pay the tax obligation or the option exercise price. We have instituted procedures intended to prevent future inadvertent sales of unregistered shares. These sales were included in the transactions reported in Item 5 of The Allstate Corporation's annual report on Form 10-K for the year ended December 31, 2002.

        Under an arrangement pursuant to which the five non-employee directors of Allstate Life Insurance Company of New York receive Allstate common stock as a portion of their compensation for their services as directors, in March 2003, The Allstate Corporation issued 1,000 shares of reacquired Allstate common stock in transactions exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    An Exhibit Index has been filed as part of this report on page E-1.

  (b)
  Reports on Form 8-K.
  Registrant filed a Current Report on Form 8-K on January 14, 2003 (Items 5 and 7)

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation (Registrant)
May 8, 2003	By	/s/ SAMUEL H. PILCH Samuel H. Pilch Controller (chief accounting officer and duly authorized officer of registrant)

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

May 8, 2003	/s/ EDWARD M. LIDDY Edward M. Liddy Chairman of the Board, President and Chief Executive Officer

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

May 8, 2003	/s/ DANNY L. HALE Danny L. Hale Vice President and Chief Financial Officer

Exhibit No.	Description
4	Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 8, 2003, concerning unaudited interim financial information.
99	Additional Exhibit—Certifications Pursuant to 18 United States Code § 1350

E-1