Form 10-Q
period 2003-06-30
ALLSTATE CORP
filed 2003-08-11
CIK 899051

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11840

THE ALLSTATE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3871531
(State of Incorporation)	(I.R.S. Employer Identification No.)
2775 Sanders Road Northbrook, Illinois	60062 (Zip Code)
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

        As of July 31, 2003, the registrant had 703,720,048 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
(in millions, except per share data)	(Unaudited)		(Unaudited)
Revenues
Property-liability insurance premiums earned	$6,146	$5,803	$12,145	$11,507
Life and annuity premiums and contract charges	533	582	1,172	1,120
Net investment income	1,231	1,223	2,456	2,382
Realized capital gains and losses	(11)	(153)	(13)	(256)

	7,899	7,455	15,760	14,753

Costs and expenses
Property-liability insurance claims and claims expense	4,527	4,493	8,678	8,862
Life and annuity contract benefits	426	449	956	825
Interest credited to contractholder funds	460	423	913	852
Amortization of deferred policy acquisition costs	961	926	1,974	1,811
Operating costs and expenses	728	658	1,481	1,298
Restructuring and related charges	14	35	37	55
Interest expense	67	68	134	137

	7,183	7,052	14,173	13,840

Gain on disposition of operations	3	—	3	7
Income from operations before income tax expense, dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	719	403	1,590	920
Income tax expense	129	57	332	145

Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	590	346	1,258	775
Dividends on preferred securities of subsidiary trust	(2)	(2)	(5)	(5)
Cumulative effect of change in accounting principle, after tax	—	—	—	(331)

Net income	$588	$344	$1,253	$439

Earnings per share:
Net income per share—basic	$0.84	$0.48	$1.78	$0.62

Weighted average shares—basic	704.0	708.7	703.7	710.2

Net income per share—diluted	$0.84	$0.48	$1.78	$0.62

Weighted average shares—diluted	706.6	712.1	705.9	712.9

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30, 2003	December 31, 2002
(in millions, except par value data)	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $77,182 and $72,123)	$83,939	$77,152
Equity securities, at fair value (cost $3,620 and $3,223)	4,411	3,683
Mortgage loans	6,310	6,092
Short-term	3,004	2,215
Other	1,541	1,508

Total investments	99,205	90,650
Cash	507	462
Premium installment receivables, net	4,325	4,075
Deferred policy acquisition costs	4,308	4,385
Reinsurance recoverables, net	2,931	2,883
Accrued investment income	974	946
Property and equipment, net	958	989
Goodwill	930	927
Other assets	1,093	984
Separate Accounts	11,823	11,125

Total assets	$127,054	$117,426

Liabilities
Reserve for property-liability insurance claims and claims expense	$17,063	$16,690
Reserve for life-contingent contract benefits	10,979	10,256
Contractholder funds	43,358	40,751
Unearned premiums	8,834	8,578
Claim payments outstanding	666	739
Other liabilities and accrued expenses	9,927	7,150
Deferred income taxes	778	259
Short-term debt	95	279
Long-term debt	4,032	3,961
Separate Accounts	11,823	11,125

Total liabilities	107,555	99,788

Commitments and Contingent Liabilities (Notes 3 and 5)
Mandatorily Redeemable Preferred Securities of Subsidiary Trust	200	200
Shareholders' equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 704 million and 702 million shares outstanding	9	9
Additional capital paid-in	2,610	2,599
Retained income	20,514	19,584
Deferred compensation expense	(232)	(178)
Treasury stock, at cost (196 million and 198 million shares)	(6,247)	(6,309)
Accumulated other comprehensive income:
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments	3,491	2,602
Unrealized foreign currency translation adjustments	(26)	(49)
Minimum pension liability adjustment	(820)	(820)

Total accumulated other comprehensive income	2,645	1,733

Total shareholders' equity	19,299	17,438

Total liabilities and shareholders' equity	$127,054	$117,426

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2003	2002
(in millions)	(Unaudited)
Cash flows from operating activities
Net income	$1,253	$439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	10	(30)
Realized capital gains and losses	13	256
Cumulative effect of change in accounting principle	—	331
Interest credited to contractholder funds	913	852
Changes in:
Policy benefit and other insurance reserves	341	21
Unearned premiums	210	264
Deferred policy acquisition costs	(164)	(144)
Premium installment receivables, net	(122)	(100)
Reinsurance recoverables, net	(40)	(57)
Income taxes payable	369	313
Other operating assets and liabilities	349	(186)

Net cash provided by operating activities	3,132	1,959

Cash flows from investing activities
Proceeds from sales
Fixed income securities	9,056	9,781
Equity securities	1,242	2,286
Investment collections
Fixed income securities	3,163	2,472
Mortgage loans	290	301
Investment purchases
Fixed income securities	(16,512)	(17,552)
Equity securities	(1,714)	(1,373)
Mortgage loans	(484)	(348)
Change in short-term investments, net	712	(13)
Change in other investments, net	(35)	(134)
Purchases of property and equipment, net	(87)	(95)

Net cash used in investing activities	(4,369)	(4,675)

Cash flows from financing activities
Change in short-term debt, net	(184)	38
Proceeds from issuance of long-term debt	395	350
Repayment of long-term debt	(329)	(87)
Contractholder fund deposits	4,535	4,911
Contractholder fund withdrawals	(2,775)	(1,967)
Dividends paid	(310)	(285)
Treasury stock purchases	(62)	(242)
Other	12	34

Net cash provided by financing activities	1,282	2,752

Net increase in cash	45	36
Cash at beginning of period	462	263

Cash at end of period	$507	$299

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

        The condensed consolidated financial statements and notes as of June 30, 2003, and for the three-month and six-month periods ended June 30, 2003 and 2002 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Appendix D of the Notice of Annual Meeting and Proxy Statement dated March 28, 2003. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

        Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities, totaled $46 million and $112 million for the six months ended June 30, 2003 and 2002, respectively.

Adopted accounting standards

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation". This amendment enables companies that choose to adopt the fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption. The statement sets forth clearer and more prominent disclosures about the cost of employee stock options and increases the frequency of those disclosures to include publication in quarterly financial statements. Beginning January 1, 2003, the Company began expensing the fair value of all stock options granted on or after January 1, 2003. Based on estimated 2003 stock option grants, the impact to the Company's Consolidated Statements of Operations for the year ending December 31, 2003 is expected to be approximately $6 million, after-tax.

        The following table illustrates the effect on net income and earnings per share as if the fair value based method, adopted prospectively by the Company on January 1, 2003, had been applied to all outstanding and unvested awards in each period.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
(in millions, except per share data)
Net income, as reported	$588	$344	$1,253	$439
Add: Employee stock option expense included in reported net income, after-tax	3	—	4	—
Deduct: Total employee stock option expense determined under fair value based method for all awards, after-tax	(12)	(10)	(22)	(20)

Pro forma net income	$579	$334	$1,235	$419

Earnings per share—Basic:
As reported	$0.84	$0.48	$1.78	$0.62
Pro forma	0.82	0.47	1.76	0.59
Earnings per share—Diluted:
As reported	$0.84	$0.48	$1.78	$0.62
Pro forma	0.82	0.47	1.75	0.59

Pending accounting standards

        In January 2003, the FASB issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 addresses issues related to the consolidation of variable interest entities ("VIEs"). The effective date of this interpretation is the first fiscal year or interim period beginning after June 15, 2003. The Company has four unconsolidated special purpose entities ("SPEs") and two consolidated SPEs that fall within the scope of FIN 46. Of the unconsolidated SPEs, two are used to hold assets under the management of an affiliate on behalf of third-party investors, another was used to acquire a headquarters office building and up to 38 automotive collision repair stores, and the remaining unconsolidated SPE is used to issue Global Medium Term Notes ("GMTNs") to unrelated third parties. Of the consolidated SPEs, one was used to issue Euro Medium Term Notes ("EMTNs") and the other to issue Mandatorily Redeemable Preferred Securities. The Company is in the process of assessing whether its investment management SPEs will require consolidation under FIN 46. The SPE used to acquire the headquarters office building and up to 38 automotive collision repair stores will likely require consolidation; however, the SPE used to issue GMTNs will likely not require consolidation as described below. The Company believes the SPEs currently consolidated under existing authoritative accounting guidance will be deconsolidated under FIN 46 as described below.

        Allstate issues funding agreements to an SPE (which the Company believes would be considered a VIE under FIN 46) used to issue GMTNs to unrelated third parties. The Company believes the GMTNs and certain equity interests issued by the SPE, to the extent they are exposed to all the risks and rewards of the funding agreements that collateralize the GMTNs, would be considered variable interests in a VIE. Applying the FIN 46 consolidation model, any entity exposed to a majority of the residual risks or possessing rights to a majority of the residual returns of the VIE is required to consolidate the entity. Because the Company owns none of the variable interests issued by the VIE it should not be required to consolidate the SPE but rather would continue to classify funding agreements issued to the VIE as a component of Contractholder funds. The same FIN 46 consolidation determination will apply to the Company's Euro Medium Term Notes program as of July 1, 2003, and consistent with the GMTN program, will result in the deconsolidation of the EMTNs and recognition of the funding agreements issued to the VIE as a component of Contractholder funds, which is equivalent to the existing accounting for this program.

        Excluding the SPE used to issue GMTNs, the assets and liabilities of the Company's three remaining unconsolidated SPEs totaled $816 million and $797 million, respectively, at June 30, 2003. The Company's maximum exposure to loss from the investment management SPEs is its current carrying value of $11 million. The Company's maximum exposure of loss to the SPE used to acquire a headquarters office building is $85 million both in the form of a residual value guarantee and a guarantee of the SPE's notes. Upon adoption of FIN 46, the Company's debt-to-capital ratio would be negatively impacted if any of the Company's SPEs, with the exception of the SPE used to issue GMTNs for which the Company already reports the liability for the funding agreements as a component of Contractholder funds, is determined to be a VIE requiring consolidation; however, the impact is not anticipated to affect the Company's compliance with existing debt covenants.

        In addition to the preceding, the Company has one SPE, used to issue $200 million of Mandatorily Redeemable Preferred Securities of Subsidiary Trust, that is currently consolidated pursuant to existing authoritative accounting guidance, but will be de-consolidated upon adoption of FIN 46. Under FIN 46, the nominal equity capital of the SPE together with other attributes result in the designation of the SPE as a VIE. The Mandatorily Redeemable Preferred Securities of Subsidiary Trust issued to un-related third parties are considered the principal variable interests issued by the VIE. The Company does not own any of the Mandatorily Redeemable Preferred Securities of Subsidiary Trust issued by the VIE and as a result will not be designated its primary beneficiary and will not be required to consolidate the VIE upon adoption of FIN 46. The adoption of FIN 46, effective July 1, 2003, will result in deconsolidation of the Mandatorily Redeemable Preferred Securities of Subsidiary Trust and simultaneous recognition of an equivalent note payable, previously issued by the Company to the SPE and held as collateral for the Mandatorily Redeemable Preferred Securities of Subsidiary Trust, as a component of Long-term debt. The impact of this reclassification will not be material to the Company's Consolidated Statements of Financial Position.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The statement amends, clarifies and codifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and utilized for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement applies only to certain derivative contracts and embedded derivatives entered into after June 30, 2003. The impact of adopting the provisions of the statement will not be material to the Company's Consolidated Statements of Operations or Financial Position.

        In July 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-01 entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The accounting guidance contained in the SOP applies to several of the Company's insurance products and product features. The effective date of the SOP is for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. If adopted early, the provisions of the SOP must be applied as of the beginning of the fiscal year. Accordingly, if the SOP were adopted during an interim period of 2003, prior interim periods would be restated. A provision of the SOP requires the establishment of a liability in addition to the account balance for contracts and contract features that provide guaranteed death or other insurance benefits and guaranteed income benefits. These liabilities are not currently recognized by the Company, and their establishment may have a material impact on the Condensed Consolidated Statements of Operations depending on the market conditions at the time of adoption, but is not expected to have a material impact on the Company's Condensed Consolidated Statements of Financial Position.

Proposed standards

        The Emerging Issues Task Force ("EITF") issued Topic No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which attempts to define other-than-temporary impairment and highlight its application to investment securities accounted for under both SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stocks". The current issue summary, which has yet to be finalized, proposes that if, at the evaluation date, the fair value of an investment security is less than its carrying value then an impairment exists for which a determination must be made as to whether that impairment is other-than-temporary. If it is determined that an impairment is other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value at the reporting date. In its most recent deliberations, the EITF discussed different models to assess whether impairment is other-than-temporary for different types of investments (e.g. SFAS 115 marketable equity securities, SFAS 115 debt securities, and equity and cost method investments subject to APB Opinion No. 18). Due to the uncertainty of the final model or models that may be adopted, the estimated impact to the Company's Condensed Consolidated Statements of Operations and Financial Position is presently not determinable.

2.     Earnings per share

        Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common and dilutive potential common shares outstanding. For Allstate, dilutive potential common shares consist of the common shares underlying outstanding stock options.

        The computations of basic and diluted earnings per share are presented in the following table.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
(in millions, except per share data)
Numerator (applicable to common shareholders):
Income before dividends on preferred securities and cumulative effect of change in accounting principle	$590	$346	$1,258	$775
Dividends on preferred securities of subsidiary trust	(2)	(2)	(5)	(5)
Cumulative effect of change in accounting principle	—	—	—	(331)

Net income applicable to common shareholders	$588	$344	$1,253	$439

Denominator:
Weighted average common shares outstanding	704.0	708.7	703.7	710.2
Effect of potential dilutive securities:
Stock options	2.6	3.4	2.2	2.7

Weighted average common and dilutive potential common shares outstanding	706.6	712.1	705.9	712.9

Earnings per share—Basic:
Income before dividends on preferred securities and cumulative effect of change in accounting principle	$0.84	$0.49	$1.78	$1.09
Dividends on preferred securities of subsidiary trust	—	(0.01)	—	(0.01)
Cumulative effect of change in accounting principle	—	—	—	(0.46)

Net income applicable to common shareholders	$0.84	$0.48	$1.78	$0.62

Earnings per share—Diluted:
Income before dividends on preferred securities and cumulative effect of change in accounting principle	$0.84	$0.49	$1.78	$1.09
Dividends on preferred securities of subsidiary trust	—	(0.01)	—	(0.01)
Cumulative effect of change in accounting principle	—	—	—	(0.46)

Net income applicable to common shareholders	$0.84	$0.48	$1.78	$0.62

        Options to purchase 11.3 million and 9.0 million Allstate common shares, with exercise prices ranging from $36.30 to $50.72 and $38.69 to $50.72, were outstanding at June 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share for the three-month periods ended June 30, 2003 and 2002 since inclusion of these options would have an anti-dilutive effect as the options' exercise prices exceeded the average market price of Allstate common shares in the three-month period. Options to purchase 11.3 million and 11.3 million Allstate common shares, with exercise prices ranging from $35.17 to $50.72 and $36.61 to $50.72, were outstanding at June 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share for the six-month periods ended June 30, 2003 and 2002 since inclusion of these options would have an anti-dilutive effect.

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

        Management believes that the reserve for claims and claims expense, net of reinsurance recoverables, at June 30, 2003 is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by the date.

        Allstate's reserves for asbestos claims were $680 million and $635 million, net of reinsurance recoverables of $313 million and $269 million at June 30, 2003 and December 31, 2002, respectively. Reserves for environmental claims were $292 million and $304 million, net of reinsurance recoverables of $80 million and $89 million at June 30, 2003 and December 31, 2002, respectively. Approximately 52% and 54% of the total net asbestos and environmental reserves at June 30, 2003 and December 31, 2002, respectively, were for incurred but not reported estimated losses.

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

4.     Reinsurance

        Property-liability insurance premiums and life and annuity premiums and contract charges are net of the following reinsurance ceded:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
(in millions)
Property-liability insurance premiums earned	$67	$80	$143	$160
Life and annuity premiums and contract charges	118	115	239	230

        Property-liability insurance claims and claims expense and life and annuity contract benefits are net of the following reinsurance recoveries:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
(in millions)
Property-liability insurance claims and claims expense	$60	$64	$149	$118
Life and annuity contract benefits	99	95	175	209

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

        One putative statewide and a number of putative nationwide class action lawsuits have been filed in various courts seeking actual and punitive damages from Allstate and alleging that Allstate violated the Fair Credit Reporting Act or state law by failing to provide appropriate notices to applicants and/or policyholders when adverse action was taken as a result of information in a consumer report or by ordering consumer reports without a permissible purpose. These cases are all pending in federal courts, and all but one, recently filed in federal court in Louisiana, have been centralized in the federal court in Nashville, Tennessee. The Company is also defending a putative nationwide class action that alleges that the Company discriminates against non-Caucasian policyholders, through underwriting and rate-making practices including the use of credit by charging them higher premiums. The Company is also defending two putative statewide class actions challenging its use of credit under certain state insurance statutes. The Company denies these allegations and has been vigorously defending these lawsuits. The outcome of these disputes is currently uncertain.

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

Guarantees

        The Company has guaranteed debt issued by the Allstate Real Estate Trust, an unconsolidated SPE, from which it leases a headquarters office building and up to 38 Sterling Collision centers. The lease contains a residual value guarantee for the properties covered by the lease. The maximum amount of potential future payments for the guarantee of the debt or the residual value guarantee or the combined debt and residual value guarantee was $85 million at June 30, 2003. The guarantees for the headquarters office building and Sterling Collision centers expire December 28, 2006. The Company also provides residual value guarantees on leased automobiles. If all outstanding leases were terminated effective June 30, 2003, the Company's maximum potential amount of future payments, assuming the automobiles have no residual value, is $24 million at June 30, 2003. The term of each residual value guarantee is equal to the term of the underlying lease which range from less than one year to three years. Historically, the Company has not made any material payments pursuant to these guarantees.

        The Company owns certain fixed income securities which contain credit default swaps or credit guarantees which contain obligations to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company's maximum amount at risk, assuming the value of the referenced credits become worthless, is $112 million at June 30, 2003. The credit default swaps and credit guarantees contained in these fixed income securities expire at various times during the next four years.

        Lincoln Benefit Life Company ("LBL"), a wholly owned subsidiary of ALIC has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program. LBL has issued a repayment guarantee on the outstanding commercial paper balance which is fully collateralized by the cash surrender value of the universal life insurance contracts. At June 30, 2003, the amount due under the commercial paper program is $299 million and the cash surrender value of the policies is $306 million. The repayment guarantee expires April 30, 2006.

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

        The aggregate liability balance related to all guarantees was not material as of June 30, 2003.

6.     Business Segments

        Summarized revenue data for each of the Company's business segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(in millions)
Revenues
Property-Liability
Premiums earned
Allstate Protection	$6,139	$5,800	$12,136	$11,501
Discontinued Lines and Coverages	7	3	9	6

Total premiums earned	6,146	5,803	12,145	11,507
Net investment income	417	428	825	827
Realized capital gains and losses	31	(114)	68	(129)

Total Property-Liability	6,594	6,117	13,038	12,205
Allstate Financial
Premiums and contract charges	533	582	1,172	1,120
Net investment income	799	776	1,601	1,519
Realized capital gains and losses	(41)	(37)	(80)	(124)

Total Allstate Financial	1,291	1,321	2,693	2,515
Corporate and Other
Service fees	3	10	7	22
Net investment income	15	19	30	36
Realized capital gains and losses	(1)	(2)	(1)	(3)

Total Corporate and Other before reclassification of service fees	17	27	36	55
Reclassification of service fees(1)	(3)	(10)	(7)	(22)

Total Corporate and Other	14	17	29	33

Consolidated Revenues	$7,899	$7,455	$15,760	$14,753

(1)
For presentation in the Condensed Consolidated Statement of Operations, service fees of the Corporate and Other segment are reclassified to Operating costs and expenses.

        Summarized financial performance data for each of the Company's reportable segments are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
(in millions)
Income from operations before income tax expense, dividends on preferred securities and cumulative effect of change in accounting principle
Property-Liability
Underwriting income
Allstate Protection	$234	$(15)	$685	$32
Discontinued Lines and Coverages	(53)	(6)	(91)	(10)

Total underwriting income	181	(21)	594	22
Net investment income	417	428	825	827
Realized capital gains and losses	31	(114)	68	(129)
Gain on disposition of operations	3	—	3	7

Property-Liability income from operations before income tax expense, dividends on preferred securities and cumulative effect of change in accounting principle	632	293	1,490	727
Allstate Financial
Premiums and contract charges	533	582	1,172	1,120
Net investment income	799	776	1,601	1,519
Realized capital gains and losses	(41)	(37)	(80)	(124)
Contract benefits	426	449	956	825
Interest credited to contractholder funds	460	423	913	852
Operating costs and expenses and amortization of deferred policy acquisition costs	264	287	618	539

Allstate Financial income from operations before income tax expense, dividends on preferred securities and cumulative effect of change in accounting principle	141	162	206	299
Corporate and Other
Service fees(1)	3	10	7	22
Net investment income	15	19	30	36
Realized capital gains and losses	(1)	(2)	(1)	(3)
Operating costs and expenses	71	79	142	161

Corporate and Other loss from operations before income tax expense, dividends on preferred securities and cumulative effect of change in accounting principle	(54)	(52)	(106)	(106)

Consolidated income from operations before income tax expense, dividends on preferred securities and cumulative effect of change in accounting principle	$719	$403	$1,590	$$920

(1)
For presentation in the Condensed Consolidated Statement of Operations, service fees of the Corporate and Other segment are reclassified to Operating costs and expenses.

7.     Other Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three months ended June 30,
	2003			2002
	Pretax	Tax	After-tax	Pretax	Tax	After-tax
(in millions)
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$1,278	$(447)	$831	$249	$(87)	$162
Less: reclassification adjustments	(19)	7	(12)	(160)	56	(104)

Unrealized net capital gains (losses)	1,297	(454)	843	409	(143)	266
Net gains (losses) on derivative instruments arising during the period	1	—	1	(2)	—	(2)
Less: reclassification adjustment for derivative instruments	(1)	—	(1)	—	—	—

Unrealized net capital gains (losses) and net gains (losses) on derivative instruments	1,299	(454)	845	407	(143)	264
Unrealized foreign currency translation adjustments	23	(8)	15	16	(6)	10
Unrealized minimum pension liability adjustments	—	—	—	—	—	—

Other comprehensive income (loss)	$1,322	$(462)	860	$423	$(149)	274

Net income			588			344

Comprehensive income (loss)			$1,448			$618

        The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Six months ended June 30,
	2003			2002
	Pretax	Tax	After-tax	Pretax	Tax	After-tax
(in millions)
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$1,315	$(460)	$855	$(112)	$39	$(73)
Less: reclassification adjustments	(50)	18	(32)	(238)	83	(155)

Unrealized net capital gains (losses)	1,365	(478)	887	126	(44)	82
Net gains (losses) on derivative instruments arising during the period	1	—	1	(1)	—	(1)
Less: reclassification adjustment for derivative instruments	(1)	—	(1)	—	—	—

Unrealized net capital gains (losses) and net gains (losses) on derivative instruments	1,367	(478)	889	125	(44)	81
Unrealized foreign currency translation adjustments	35	(12)	23	11	(4)	7
Unrealized minimum pension liability adjustments	—	—	—	—	—	—

Other comprehensive income (loss)	$1,402	$(490)	912	$136	$(48)	88

Net income			1,253			439

Comprehensive income (loss)			$2,165			$527

8.     Company Restructuring

        In the first six months of 2003, the Company recorded restructuring and related charges of $37 million pretax ($24 million after-tax). The charges include employee termination and relocation benefits and a non-cash charge resulting from pension benefit payments made to agents in connection with the 1999 reorganization of employee agents to a single exclusive agency independent contractor program.

        In 2001, the Company announced new strategic initiatives to improve the efficiency of its claims handling and certain other back-office processes primarily through a consolidation and reconfiguration of field claim offices, customer information centers and satellite offices. This restructuring program involves a reduction of the total number of field claim offices and an increase in the average size per claim office. In addition, two customer information centers and two satellite offices were closed. As part of the program, employees working in facilities to be closed will elect to either relocate or collect severance benefits. The Company anticipates the plan will produce approximately $140 million of annual pretax expense reductions. The implementation of the plan is expected to be substantially complete by year-end 2003.

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

        The following table illustrates the inception to date change in the restructuring liability at June 30, 2003:

	Employee Costs	Exit Costs	Total liability
(in millions)
Balance at December 31, 1999	$59	$10	$69
1999 program adjustments:
Net adjustments to liability	—	11	11
Payments applied against the liability	(53)	(18)	(71)
Incremental post-retirement benefits classified with OPEB liability	(6)	—	(6)

1999 program liability at June 30, 2003	—	3	3
2001 program adjustments:
Addition to liability for 2001 program	17	79	96
Net adjustments to liability	7	2	9
Payments applied against the liability	(20)	(50)	(70)

2001 program liability at June 30, 2003	4	31	35
Other programs:
Addition to liability for other programs	9	—	9
Payments applied against the liability	(6)	—	(6)

Other programs liability at June 30, 2003	3	—	3

Balance at June 30, 2003	$7	$34	$41

        The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of
The Allstate Corporation:

        We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the "Company") as of June 30, 2003, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

        We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
August 11, 2003

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

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

        The Company has four reporting segments: Allstate Protection, Discontinued Lines and Coverages, Allstate Financial and Corporate and Other. Property-Liability operations include the Allstate Protection and the Discontinued Lines and Coverages segments.

HIGHLIGHTS

  •
  Net income increased by $244 million or 70.9% to $588 million in the second quarter of 2003 from $344 million in the second quarter of 2002 and increased $814 million to $1.25 billion for the first six months of 2003 from $439 million for the first six months of 2002. Increases in both periods were driven by improved underwriting results in the Property-Liability business and lower realized capital losses. The increase in Net income for the six months ended June 30, 2003 was also impacted by the absence of the $331 million, after-tax, cumulative effect of a change in accounting principle related to the accounting for goodwill. Net income per diluted share increased 75.0% to $0.84 in the second quarter of 2003 from $0.48 in the second quarter of last year, and to $1.78 in the first six months of 2003 from $0.62 in the first six months of last year.

  •
  Property-Liability Premiums earned increased $343 million or 5.9% to $6.15 billion in the second quarter of 2003 from $5.80 billion in the second quarter of 2002 and increased $638 million or 5.5% to $12.15 billion for the first six months of 2003 from $11.51 billion for the six months of 2002.

  •
  Property-Liability Underwriting income, a measure that is not based on generally accepted accounting principles ("GAAP") and is defined and reconciled to Net income beginning on page 20, increased $202 million to $181 million in the second quarter of 2003 from an underwriting loss of $21 million in the second quarter of 2002. Underwriting income increased $572 million to $594 million in the first six months of 2003 from $22 million for the first six months of 2002. Higher premiums earned, improvement in auto and homeowner claim frequencies and lower prior year reserve reestimates drove the improvement and were partially offset by higher catastrophes and operating expenses in both periods.

  •
  Catastrophe losses increased 96.5% compared to the second quarter of 2002 to $566 million and increased 75.6% compared to the first six months of 2002 to $699 million. The Property-Liability combined ratio improved 3.3 points in the second quarter of 2003 and 4.7 points in the first six months of 2003 compared to the same periods last year. Excluding the impact of catastrophes, the combined ratio improved 7.5 points in the second quarter of 2003 and 7.0 points in the first six months of 2003 compared to the same periods last year.

CONSOLIDATED NET INCOME

        Summarized financial data and Net income by business unit are shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(in millions)
Property-liability insurance premiums	$6,146	$5,803	$12,145	$11,507
Life and annuity premiums and contract charges	533	582	1,172	1,120
Net investment income	1,231	1,223	2,456	2,382
Property-liability insurance claims and claims expense	(4,527)	(4,493)	(8,678)	(8,862)
Life and annuity contract benefits	(426)	(449)	(956)	(825)
Interest credited to contractholder funds	(460)	(423)	(913)	(852)
Amortization of deferred policy acquisition costs ("DAC")	(950)	(917)	(1,949)	(1,808)
Operating costs and expenses	(728)	(658)	(1,481)	(1,298)
Restructuring and related charges	(14)	(35)	(37)	(55)
Interest expense	(67)	(68)	(134)	(137)
Income tax expense	(139)	(112)	(353)	(231)
Realized capital gains and losses, after-tax	(11)	(107)	(16)	(171)
Gain on disposition of operations, after-tax	2	—	2	5
Dividends on preferred securities of subsidiary trust	(2)	(2)	(5)	(5)
Cumulative effect of change in accounting principle, after-tax	—	—	—	(331)

Net income	$588	$344	$1,253	$439

Property-Liability	$521	$267	$1,166	$586
Allstate Financial	98	106	148	(86)
Corporate and Other	(31)	(29)	(61)	(61)

Total consolidated net income	$588	$344	$1,253	$439

CONSOLIDATED REVENUES

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(in millions)
Property-liability insurance premiums	$6,146	$5,803	$12,145	$11,507
Life and annuity premiums and contract charges	533	582	1,172	1,120
Net investment income	1,231	1,223	2,456	2,382
Realized capital gains and losses	(11)	(153)	(13)	(256)

Total consolidated revenues	$7,899	$7,455	$15,760	$14,753

        Consolidated revenues increased 6.0% in the second quarter of 2003 when compared to the second quarter of 2002 and increased 6.8% for the six months ended June 30, 2003 from the first six months of 2002. The increases are primarily due to higher Property-Liability insurance premiums and decreased Realized capital gains and losses as compared to the same periods of 2002.

PROPERTY-LIABILITY HIGHLIGHTS

  •
  Premiums written, an operating measure that is defined and reconciled to Premiums earned beginning on page 21, increased 6.3% in the second quarter of 2003 over the second quarter of 2002 and 5.1% in the first six months of 2003 over the first six months of 2002 primarily due to rate increases that drove higher average premiums. Allstate brand standard auto and homeowners premiums written drove this growth with increases of 6.9% and 12.7%, respectively in the second quarter of 2003, and 5.8% and 11.8%, respectively in the first six months of 2003, over the same periods of 2002 reflecting the focus on profitable growth.

  •
  Allstate brand standard auto and homeowners policies in force ("PIF") increased 0.4% and 0.6%, respectively, from March 31, 2003 levels, driving the first sequential quarterly increase in standard auto PIF since the fourth quarter of 2001 and the third consecutive quarterly increase in homeowners PIF.

  •
  Underwriting income increased $202 million to $181 million in the second quarter of 2003 from an underwriting loss of $21 million in the second quarter in 2002, with a combined ratio improvement of 3.3 points. Underwriting income increased $572 million to $594 million in the first six months of 2003 from $22 million in the first six months in 2002, with a combined ratio improvement of 4.7 points. Higher premiums earned, improvement in auto and homeowners claim frequencies and lower prior year reserve reestimates drove the increase and were partially offset by higher catastrophe losses and operating expenses in both periods. Excluding the impact of catastrophes, the combined ratio improved 7.5 points in the second quarter of 2003 and 7.0 points in the first six months of 2003 compared to the same periods last year.

PROPERTY-LIABILITY OPERATIONS

        Summarized financial data, key operating ratios and a reconciliation of Underwriting income to Net income for Allstate's Property-Liability operations are presented in the following table.

        Underwriting income (loss) is Premiums earned, less Claims and claims expense ("losses"), Amortization of DAC, Operating costs and expenses and Restructuring and related charges as determined using GAAP. Management uses this measure in its evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results. It is also an integral component of incentive compensation. It is useful for investors to evaluate the components of income separately and in the aggregate when reviewing performance. Underwriting income (loss) should not be considered as a substitute for Net income and does not reflect the overall profitability of the business. Net income is the most directly comparable GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(in millions, except ratios)
Premiums written	$6,422	$6,042	$12,359	$11,758

Premiums earned	$6,146	$5,803	$12,145	$11,507
Claims and claims expense ("losses")	(4,527)	(4,493)	(8,678)	(8,862)
Amortization of DAC	(858)	(802)	(1,685)	(1,585)
Operating costs and expenses	(566)	(495)	(1,151)	(984)
Restructuring and related charges	(14)	(34)	(37)	(54)

Underwriting income (loss)	181	(21)	594	22
Net investment income	417	428	825	827
Income tax expense	(102)	(72)	(305)	(140)
Realized capital gains and losses, after-tax	23	(68)	50	(80)
Gain on disposition of operations, after-tax	2	—	2	5
Cumulative effect of a change in accounting principle, after-tax	—	—	—	(48)

Net income	$521	$267	$1,166	$586

Catastrophe losses	$566	$288	$699	$398

Operating ratios
Claims and claims expense ("loss") ratio	73.7	77.4	71.4	77.0
Expense ratio	23.4	23.0	23.7	22.8

Combined ratio	97.1	100.4	95.1	99.8

Effect of catastrophe losses on loss ratio	9.2	5.0	5.8	3.5

Effect of restructuring and related charges on expense ratio	0.2	0.6	0.3	0.5

Effect of Discontinued Lines and Coverages on loss ratio	0.9	0.1	0.7	0.1

ALLSTATE PROTECTION SEGMENT

        Premiums written, an operating measure, is the amount of premiums charged for policies issued during a fiscal period. Premiums earned is a GAAP measure. Premiums are considered earned and are included in financial results on a pro-rata basis over the policy period. The portion of Premiums written applicable to the unexpired terms of the policies is recorded as Unearned premiums on the Company's Consolidated Statements of Financial Position.

        The following table presents the reconciliation of Premiums written to Premiums earned for the three months and six months ended June 30.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(in millions)
Allstate Protection Premiums written	$6,415	$6,040	$12,351	$11,753
Discontinued Lines and Coverages Premiums written	7	2	8	5

Property-Liability Premiums written	6,422	6,042	12,359	11,758
(Increase) decrease in Unearned Premiums	(270)	(248)	(248)	(257)
Other	(6)	9	34	6

Property-Liability Premiums earned	$6,146	$5,803	$12,145	$11,507

Allstate Protection Premiums earned	$6,139	$5,800	$12,136	$11,501
Discontinued Lines and Coverages Premiums earned	7	3	9	6

Property-Liability Premiums earned	$6,146	$5,803	$12,145	$11,507

        Premiums written by brand for the Allstate Protection segment are shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(in millions)
Allstate brand:
Standard auto	$3,357	$3,141	$6,701	$6,336
Non-standard auto	498	602	1,029	1,229
Homeowners	1,365	1,211	2,407	2,153
Commercial	223	201	429	389
Involuntary auto	69	47	119	97
Other personal	357	334	655	612

Total Allstate brand	5,869	5,536	11,340	10,816
Ivantage:
Standard auto	325	319	610	605
Non-standard auto	45	25	86	44
Homeowners	138	132	248	240
Involuntary auto	11	2	20	2
Other personal	27	26	47	46

Total Ivantage	546	504	1,011	937

Total Premiums written	$6,415	$6,040	$12,351	$11,753

        The following table presents Allstate Protection Premiums written by product, showing new and renewal business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(in millions)
New business premiums:
Standard auto	$301	$267	$550	$536
Non-standard auto	99	122	197	242
Homeowners	184	134	312	240
Other	166	120	288	226

Total new business premiums	750	643	1,347	1,244
Renewal business premiums:
Standard auto	3,381	3,193	6,761	6,405
Non-standard auto	444	505	918	1,031
Homeowners	1,319	1,209	2,343	2,153
Other	521	490	982	920

Total renewal business premiums	5,665	5,397	11,004	10,509

Total Premiums written	$6,415	$6,040	$12,351	$11,753

        Standard auto premiums written increased 6.4% for Allstate Protection to $3.68 billion in the second quarter of 2003 from $3.46 billion in the same period of 2002 and standard auto premiums written increased 5.3% during the first six months of 2003 as compared to the first six months of last year.

        The Allstate brand standard auto results are shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
Allstate brand	2003	2002	2003	2002
New business premiums	$264 million	$235 million	$483 million	$474 million
New business premiums (% change)	12.3	(19.6)	1.9	(13.4)
Renewal business premiums	$3.09 billion	$2.90 billion	$6.22 billion	$5.86 billion
Renewal ratio	89.8	88.8	89.2	89.0
PIF (% change year-over-year)	(2.2)	(0.4)	(2.2)	(0.4)
Average premium (% change)	7.6	8.6	8.2	7.8

        The increases in Allstate brand standard auto average premium in the second quarter 2003 and in the first six months of 2003 compared to the same periods of 2002 were primarily due to higher average renewal premiums. Despite declining at June 30, 2003 compared to June 30, 2002, Allstate brand standard auto PIF increased 0.4% at June 30, 2003 compared to March 31, 2003. Positive sequential quarterly growth was achieved in 35 states representing 74.1% of total PIF.

        Allstate continues to implement administrative and risk management strategies, including premium rate increases, down payment requirements and other underwriting changes, to improve the standard auto loss ratio in certain markets including the states of California, Texas and Florida. As implemented strategies continue to improve the profitability of these standard auto markets, the potential for profitable growth of these markets is evaluated and pursued when deemed appropriate. The Allstate brand standard auto results, excluding the states of California, Texas and Florida, are shown in the following table. Collectively, these states represent 28.6% of Allstate brand standard auto premiums written at June 30, 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
Allstate brand, excluding CA, TX, FL	2003	2002	2003	2002
New business premiums	$207 million	$184 million	$377 million	$356 million
New business premiums (% change)	12.5	(5.2)	5.9	(1.9)
Renewal business premiums	$2.21 billion	$2.06 billion	$4.41 billion	$4.12 billion
Renewal ratio	90.1	89.8	89.8	89.7
PIF (% change year-over-year)	0.3	0.3	0.3	0.3

        Excluding the states of California, Texas and Florida, the renewal ratio for Allstate brand standard auto increased 0.3 points in the second quarter of 2003 as compared to the second quarter of 2002; increased 0.1 points in the first six months of 2003 as compared to the first six months of 2002; and increased 0.3 points in the first six months of 2003 as compared to the fourth quarter of 2002. Excluding the states of California, Texas and Florida, at June 30, 2003, Allstate brand standard auto PIF increased 0.8% compared to March 31, 2003.

        The Ivantage standard auto results are shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
Ivantage	2003	2002	2003	2002
New business premiums	$37 million	$32 million	$67 million	$62 million
New business premiums (% change)	15.6	(2.2)	8.1	(0.2)
Renewal business premiums	$288 million	$287 million	$543 million	$543 million
Renewal ratio	83.9	83.6	83.5	83.4
PIF (% change year-over-year)	(8.1)	(6.9)	(8.1)	(6.9)
Average premium (% change)	14.9	5.1	14.0	4.9

        Management expects Ivantage standard auto PIF to continue to decline as the Company pursues actions to improve profitability. At June 30, 2003, Ivantage standard auto PIF decreased 2.0% compared to March 31, 2003.

        Increases in standard auto average premium in both the Allstate brand and Ivantage were due to rate actions taken during 2002 and the first six months of 2003, and to a lesser degree due to a normal shift to newer and more expensive autos by Allstate brand policyholders. The following table shows the net rate changes that were approved during the second quarter and first six months of 2003.

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	# of States	Weighted Average Rate Change (%)	# of States	Weighted Average Rate Change (%)
Allstate brand	4	0.6	21	6.9
Ivantage (Encompass)	11	11.5	31	8.1

        Non-standard auto premiums written decreased 13.4% for Allstate Protection to $543 million in the second quarter of 2003 from $627 million in the same period of 2002 and 12.4% during the first six months of 2003 as compared to the first six months of 2002. Declines during the second quarter and first six months of 2003 compared to the same periods in 2002 were primarily due to the continuation of programs to address adverse profitability trends for both the Allstate brand and Ivantage. These programs vary by state and include changes such as additional premium down payment requirements, tighter underwriting requirements, rate increases, policy non-renewal and certain other administrative actions.

        The Allstate brand non-standard auto results are shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
Allstate brand	2003	2002	2003	2002
New business premiums	$74 million	$104 million	$149 million	$212 million
New business premiums (% change)	(28.8)	(24.8)	(29.7)	(24.5)
Renewal business premiums	$424 million	$498 million	$880 million	$1.02 billion
Renewal ratio	74.2	74.2	74.3	73.0
PIF (% change year-over-year)	(19.0)	(20.1)	(19.0)	(20.1)
Average premium (% change)	3.2	12.6	6.0	11.6

        The increase in Allstate brand non-standard auto average premium during the second quarter of 2003 and first six months of 2003 was due primarily to higher average renewal premiums. Management expects Allstate brand non-standard auto PIF to continue to decline as the Company evaluates opportunities to sustain profitability in certain large markets such as the states of New York, Texas, and Florida. At June 30, 2003, Allstate brand non-standard auto PIF decreased 4.0% compared to March 31, 2003.

        The Ivantage non-standard auto results are shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
Ivantage	2003	2002	2003	2002
New business premiums	$25 million	$18 million	$48 million	$30 million
New business premiums (% change)	38.9	—	60.0	—
Renewal business premiums	$20 million	$7 million	$38 million	$14 million
Renewal ratio	59.0	51.9	55.9	52.0
PIF (% change year-over-year)	97.9	59.8	97.9	59.8
Average premium (% change)	(0.3)	17.2	1.5	21.4

        Ivantage non-standard auto operating results grew in the current year due to Deerbrook's re-entry into the non-standard market in 19 states as of June 30, 2003. At June 30, 2003, Ivantage non-standard auto PIF increased 12.6% compared to March 31, 2003.

        Fluctuations in Allstate brand and Ivantage non-standard auto average premium were partially due to rate actions taken for both the Allstate brand and Ivantage during 2002 and the first six months of 2003. The following table shows the net rate changes that were approved in the second quarter and first six months of 2003.

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	# of States	Weighted Average Rate Change (%)	# of States	Weighted Average Rate Change (%)
Allstate brand	—	—	6	4.7
Ivantage (Deerbrook)	4	7.1	7	10.4

        Homeowners premiums written increased 11.9% for Allstate Protection to $1.50 billion in the second quarter of 2003 from $1.34 billion in the same period of 2002 and homeowners premiums increased 10.9% during the first six months of 2003 as compared to the first six months of last year.

        The Allstate brand homeowners results are shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Allstate brand
New business premiums	$174 million	$126 million	$294 million	$226 million
New business premiums (% change)	38.1	3.7	30.1	4.1
Renewal business premiums	$1.19 billion	$1.09 billion	$2.11 billion	$1.93 billion
Renewal ratio	87.3	87.9	87.3	88.1
PIF (% change year-over-year)	0.7	0.6	0.7	0.6
Average premium (% change)	9.0	19.0	8.9	18.4

        The increase in Allstate brand homeowners average premium during the second quarter and first six months of 2003 was primarily due to higher average renewal premiums. Allstate brand homeowners PIF increased 0.6% at June 30, 2003 compared to March 31, 2003. Positive sequential quarterly growth was achieved in 32 states representing 83.3% of Allstate brand homeowners PIF.

        The Ivantage homeowners results are shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Ivantage
New business premiums	$10 milion	$8 million	$18 million	$14 million
New business premiums (% change)	25.0	30.9	28.6	29.5
Renewal business premiums	$128 million	$124 million	$230 million	$226 million
Renewal ratio	86.5	87.5	86.8	87.0
PIF (% change year-over-year)	(5.6)	(6.2)	(5.6)	(6.2)
Average premium (% change)	7.9	13.7	9.7	12.1

        Management expects Ivantage homeowners PIF to continue to decline as the Company pursues actions to improve profitability. At June 30, 2003, Ivantage homeowners PIF decreased 1.1% compared to March 31, 2003.

        Increases in Allstate brand and Ivantage homeowners average premium were due to rate actions taken during 2002 and the first six months of 2003. The following table shows the net rate changes that were approved during the second quarter and first six months of 2003.

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	# of States	Weighted Average Rate Change (%)	# of States		Weighted Average Rate Change (%)
Allstate brand	1	9.9	13		8.7
Ivantage (Encompass)	8	13.4	29	*	13.5

*
includes Washington D.C.

        Premiums earned by brand for the Allstate Protection segment are shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(in millions)
Premiums earned
Allstate brand:
Standard auto	$3,328	$3,151	$6,568	$6,245
Non-standard auto	534	620	1,082	1,245
Homeowners	1,207	1,041	2,381	2,048
Other	579	530	1,135	1,052

Total Allstate brand	5,648	5,342	11,166	10,590
Ivantage:
Standard auto	299	298	595	598
Non-standard auto	40	18	76	31
Homeowners	122	116	243	232
Other	30	26	56	50

Total Ivantage	491	458	970	911

Total Allstate Protection Premiums earned	$6,139	$5,800	$12,136	$11,501

        Underwriting Results for Allstate Protection are shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(in millions)
Premiums written	$6,415	$6,040	$12,351	$11,753

Premiums earned	$6,139	$5,800	$12,136	$11,501
Claims and claims expense ("losses")	(4,469)	(4,484)	(8,582)	(8,850)
Amortization of DAC	(858)	(802)	(1,685)	(1,585)
Other costs and expenses	(564)	(495)	(1,147)	(980)
Restructuring and related charges	(14)	(34)	(37)	(54)

Underwriting income (loss)	$234	$(15)	$685	$32

Catastrophe losses	$566	$288	$699	$398

Underwriting income (loss) by brand
Allstate brand	$261	$59	$719	$129
Ivantage	(27)	(74)	(34)	(97)

Underwriting income (loss)	$234	$(15)	$685	$32

        Allstate Protection generated underwriting income of $234 million during the second quarter of 2003 compared to an underwriting loss of $15 million in the second quarter of 2002. For the six month period ended June 30, 2003, Allstate Protection generated underwriting income of $685 million compared to $32 million for the first half of last year. The increase in Underwriting income during both periods was the result of increased Premiums earned, continued improvement in auto and homeowners claim frequency (rate of claim occurrence), lower prior year reserve reestimates, partially offset by increased catastrophe losses, current year claim severity (average cost per claim) and operating expenses. Increased catastrophe losses were due to a large number of tornadoes with resulting damage to properties in many markets.

        Claim severity was impacted by inflationary pressures in medical costs and auto repair and home repair costs. Increased severity was offset by lower auto and homeowner claim frequencies, excluding catastrophe claims. If future development of current year claim severity differs from the current reserve expectations by 1%, reserve reestimates would impact Net income by approximately $98 million. The following tables show the net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2003 and 2002, and the impact of prior year reserve reestimates on Claims and claims expense and the loss ratio.

	Jan 1 Reserves
	2003	2002
(in millions)
Auto	$10,378	$10,339
Homeowners	1,664	1,488
Other	1,546	1,512

Total Allstate Protection	$13,588	$13,339

Allstate brand	$12,361	$12,092
Ivantage	1,227	1,247

Total Allstate Protection	$13,588	$13,339

	Three Months Ended June 30,				Six Months Ended June 30,
	Reserve Reestimate		Impact on Loss Ratio		Reserve Reestimate		Impact on Loss Ratio
	2003	2002	2003	2002	2003	2002	2003	2002
(in millions, except ratios)
Auto	$(6)	$9	(0.1)	0.2	$(38)	$87	(0.3)	0.8
Homeowners	1	83	—	1.4	15	233	0.1	2.0
Other	(4)	9	—	0.2	21	29	0.2	0.2

Total Allstate Protection	$(9)	$101	(0.1)	1.8	$(2)	$349	—	3.0

Allstate brand	$(27)	$101	(0.4)	1.8	$(26)	$349	(0.2)	3.0
Ivantage	18	—	0.3	—	24	—	0.2	—

Total Allstate Protection	$(9)	$101	(0.1)	1.8	$(2)	$349	—	3.0

        For Allstate Protection, there were no material reestimates of prior year reserves in the second quarter and first six months of 2003. In 2002, reestimates of prior year reserves were primarily due to increasing claim severities, mold claims in the state of Texas and late reported losses, which were greater than trends anticipated in reserve estimates as of January 1, 2002.

        Allstate Protection loss, expense and combined ratio statistics are shown in the following table. The loss ratio, which is the percentage of losses to Premiums earned, is a measure of profitability.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Allstate Protection loss ratio
Standard auto	74.1	75.5	72.9	75.1
Non-standard auto	72.8	76.8	74.2	76.3
Homeowners	70.3	87.8	63.9	86.2
Other	70.7	67.4	69.0	70.2
Total Allstate Protection loss ratio	72.8	77.3	70.7	76.9
Allstate Protection expense ratio	23.4	23.0	23.7	22.8

Allstate Protection combined ratio	96.2	100.3	94.4	99.7

Loss ratios by brand
Allstate brand:
Standard auto	74.1	75.4	72.8	74.9
Non-standard auto	71.9	75.6	73.6	75.6
Homeowners	68.8	86.2	62.8	85.6
Other	71.7	68.5	69.9	72.7
Total Allstate brand loss ratio	72.5	76.8	70.5	76.8
Allstate brand expense ratio	22.9	22.1	23.1	22.0

Allstate brand combined ratio	95.4	98.9	93.6	98.8

Ivantage:
Standard auto (Encompass)	73.9	76.5	73.8	76.8
Non-standard auto (Deerbrook)	82.5	116.7	82.9	106.5
Homeowners (Encompass)	85.2	102.6	74.9	91.8
Other	53.3	46.2	53.6	18.0
Total Ivantage loss ratio	76.2	83.0	73.6	78.4
Ivantage expense ratio	29.3	33.2	29.9	32.3

Ivantage combined ratio	105.5	116.2	103.5	110.7

        Standard auto loss ratio for Allstate Protection decreased 1.4 points in the second quarter of 2003 and 2.2 points during the first six months of 2003, as compared to the same periods last year. The standard auto loss ratio declines were due to increased premiums earned, favorable claim frequency and reduced reserve reestimates related to prior years, partially offset by a moderate increase in claim severity in the current year.

        Non-standard auto loss ratio for Allstate Protection decreased 4.0 points in the second quarter and 2.1 points during the first six months of 2003 as compared to the same periods last year. The decrease in the non-standard auto loss ratio during both periods was due to lower claim frequency, partly offset by lower premiums earned and a moderate increase in claim severity in the current year.

        Homeowners loss ratio for Allstate Protection decreased 17.5 points in the second quarter and 22.3 points during the first six months of 2003 as compared to the same periods last year. The homeowners loss ratio decreased during both periods due to increased premiums earned, lower mold losses in the state of Texas, lower prior year reserve reestimates and lower current year claim frequency, partially offset by higher catastrophe losses and an increase in current year claim severity. Due to actions taken in 2002 and 2001 to improve the profitability of homeowners, the loss ratio is now at the current targeted level. Allstate plans to continue the programs implemented in prior years to maintain profitability, although management will continue to evaluate the appropriate target.

        Because Allstate includes catastrophe losses in claims and claims expense, catastrophe losses affect both the underwriting results and loss ratios. For the second quarter of 2003, catastrophe losses totaled $566 million compared with $288 million for the same period in 2002 and for the first six months of 2003, catastrophe losses totaled $699 million, compared with $398 million for the same period in 2002.

        The impact of catastrophe losses on the loss ratio is shown in the following table.

	Three Months Ended June 30,				Six Months Ended June 30,
	Loss ratio excluding the effect of catastrophe losses		Effect of catastrophe losses on the loss ratio		Loss ratio excluding the effect of catastrophe losses		Effect of catastrophe losses on the loss ratio
	2003	2002	2003	2002	2003	2002	2003	2002
Allstate brand:
Standard auto	69.7	74.0	4.4	1.4	70.6	73.9	2.2	1.0
Non-standard auto	70.0	75.2	1.9	0.4	72.6	75.3	1.0	0.3
Homeowners	42.3	69.5	26.5	16.7	44.9	73.0	17.9	12.6
Other	62.5	62.8	9.2	5.7	64.0	69.5	5.9	3.2
Total Allstate brand	63.2	72.1	9.3	4.7	64.7	73.5	5.8	3.3
Ivantage:
Standard auto	72.2	74.2	1.7	2.3	72.9	75.8	0.9	1.0
Non-standard auto	82.5	116.7	—	—	82.9	106.5	—	—
Homeowners	59.8	77.6	25.4	25.0	57.6	76.3	17.3	15.5
Other	46.7	38.5	6.6	7.7	48.2	14.0	5.4	4.0
Total Ivantage	68.4	74.7	7.8	8.3	68.5	73.5	5.1	4.9
Total Allstate Protection	63.6	72.3	9.2	5.0	64.9	73.4	5.8	3.5

        Expense ratio for Allstate Protection increased 0.4 points in the second quarter and 0.9 points in the first six months of 2003 compared to the same periods last year, due to higher pension expenses, employee and agent incentives and guaranty fund expenses. In addition, the Company expects advertising expenses in 2003 to exceed prior year advertising expenses by approximately $75 million to $125 million.

        The impacts of specific costs and expenses on the expense ratio are included in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Allstate brand:
Amortization of DAC	13.6	13.3	13.5	13.3
Other costs and expenses	9.1	8.2	9.3	8.2
Restructuring and related charges	0.2	0.6	0.3	0.5

Allstate brand expense ratio	22.9	22.1	23.1	22.0

Ivantage:
Amortization of DAC	18.4	19.9	18.9	19.9
Other costs and expenses	10.7	13.3	10.7	12.4
Restructuring and related charges	0.2	—	0.3	—

Ivantage expense ratio	29.3	33.2	29.9	32.3

DISCONTINUED LINES AND COVERAGES SEGMENT

        Summarized underwriting results for the Discontinued Lines and Coverages segment are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(in millions)
Premiums written	$7	$2	$8	$5

Premiums earned	$7	$3	$9	$6
Claims and claims expense	(58)	(9)	(96)	(12)
Other costs and expenses	(2)	—	(4)	(4)

Underwriting loss	$(53)	$(6)	$(91)	$(10)

        During the second quarter of 2003, underwriting losses of $53 million were primarily related to a reestimate of asbestos reserves totaling $38 million and a $12 million reestimate of the allowance for future uncollectible reinsurance recoverables. The reestimate of asbestos reserves was to reserve the policy limits for an excess insurance policyholder who submitted new and unanticipated claims that were for previously not designated, and therefore unexpected, coverage years. Underwriting losses in the first six months of 2003 were primarily due to reestimates of asbestos reserves. As of June 30, 2003, reserves estimates for asbestos and environmental claims incurred but not yet reported represented approximately 51.6% of total asbestos and environmental reserves of $972 million.

        Property-Liability net investment income decreased 2.6% in the second quarter and 0.2% for the first six months of 2003 as compared to the same period last year due to the effects of lower portfolio yields, partially offset by higher portfolio balances due to positive cash flows from operations. Lower portfolio yields were due to new investments being made at rates lower than current portfolio yields as a result of the low interest rate environment.

        Property-Liability income tax expense reflects the positive impact of a $31 million adjustment for prior year tax liabilities.

        Property-Liability realized capital gains and losses are described in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(in millions)
Investment write-downs	$(48)	$(27)	$(73)	$(45)
Sales	68	(17)	128	6
Valuation of derivative instruments	11	(10)	5	(24)
Settlements of derivative instruments	—	(60)	8	(66)

Realized capital gains and losses, pretax	31	(114)	68	(129)
Income tax (expense) benefit	(8)	46	(18)	49

Realized capital gains and losses, after-tax	$23	(68)	$50	$(80)

        For a further discussion of realized capital gains and losses, see "Investments".

ALLSTATE CANADA

        Allstate Protection includes property and casualty insurance sold in Canada. The underwriting results of the Canadian business are included in the Allstate brand results. The impacts to the Property-Liability results are presented separately in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(in millions, except ratios)
Premiums written
Standard auto	$103	$86	$176	$150
Non-standard auto	16	28	28	53
Homeowners	22	20	35	32
Other	9	9	15	14

Total Canada	$150	$143	$254	$249

Premiums earned
Standard auto	$86	$69	$163	$134
Non-standard auto	23	28	47	55
Homeowners	19	16	37	31
Other	9	7	16	14

Total Canada	$137	$120	$263	$234

Loss ratio
Standard auto	76.8	84.4	85.9	92.0
Non-standard auto	63.5	71.2	72.3	58.5
Homeowners	47.0	81.4	55.0	83.0
Other	57.1	68.9	68.9	65.3
Total Canada loss ratio	69.2	80.1	78.1	81.4
Canada expense ratio	24.8	26.5	24.7	26.0

Canada combined ratio	94.0	106.6	102.8	107.4

        The decreases in the total Canada loss ratio for the second quarter and first six months of 2003 are related to increases in premiums earned and lower prior year reserve reestimates. The following table shows the net rate changes that were approved for Allstate Canada in the second quarter and first six months of 2003.

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	# of Jurisdictions	Weighted Average Rate Change (%)	# of Jurisdictions	Weighted Average Rate Change (%)
Standard auto	1	10.7	4	11.5
Non-standard auto	2	7.1	5	8.3
Homeowners	1	—	5	6.9

ALLSTATE FINANCIAL HIGHLIGHTS

  •
  Allstate Financial's Net income for the second quarter of 2003 decreased by $8 million from the second quarter of 2002 to $98 million due to decreased mortality and investment margins, partly offset by reduced amortization of DAC and net realized capital losses. Allstate Financial's Net income increased to $148 million in the first six months of 2003 from a loss of $86 million in the same period of 2002. The increase is due to the effect of the 2002 change in accounting principle for goodwill totaling $283 million, partly offset by a lower mortality margin and accelerated amortization of DAC totaling $53 million after-tax and other contractual arrangements recorded in the first quarter of 2003. Income before the cumulative effect of change in accounting principle decreased 24.9% in the first six months of 2003 compared to the same period of 2002.

  •
  Investments increased $6.25 billion or 11.3% compared to December 31, 2002, comprised of $4.95 billion due to positive cash flows from fixed annuity and institutional product deposits and increased securities lending and dollar roll program activity, and $1.30 billion due to unrealized net capital gains on fixed income securities.

  •
  Separate Accounts assets increased 6.3% as of June 30, 2003 compared to December 31, 2002 due primarily to improved equity market performance and new deposits, partially offset by surrenders.

ALLSTATE FINANCIAL OPERATIONS

        Summarized financial data and key operating measures for Allstate Financial's operations are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(in millions)
Premiums	$297	$348	$709	$656
Contract charges	236	234	463	464
Net investment income	799	776	1,601	1,519
Contract benefits	(426)	(449)	(956)	(825)
Interest credited to contractholder funds	(460)	(423)	(913)	(852)
Amortization of DAC	(92)	(114)	(264)	(222)
Operating costs and expenses	(161)	(163)	(329)	(313)
Restructuring and related charges	—	(1)	—	(1)
Income tax expense	(62)	(65)	(98)	(140)
Realized capital gains and losses, after-tax(1)	(33)	(37)	(65)	(89)
Cumulative effect of change in accounting principle, after-tax	—	—	—	(283)

Net income (loss)	$98	$106	$148	$(86)

Investments	$61,513	$51,772	$61,513	$51,772
Separate Accounts assets	11,823	12,655	11,823	12,655

Investments, including Separate Accounts assets	$73,336	$64,427	$73,336	$64,427

(1)
Realized capital gains and losses are reconciled in the table on page 39.

        Life and annuity premiums and contract charges, included in the Condensed Consolidated Statements of Operations, represent premiums generated from traditional life and other insurance products and immediate annuities with life contingencies that have significant mortality or morbidity risk. Contract charges are generated from interest-sensitive life products, variable annuities, fixed annuities and other investment products for which deposits are classified as Contractholder funds or Separate Accounts liabilities.

Contract charges are assessed against the contractholder account balance for maintenance, administration, cost of insurance and surrender prior to contractually specified dates.

        The following table summarizes premiums and contract charges.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(in millions)
Life and annuity premiums
Life insurance
Traditional life	$96	$103	$187	$197
Other	133	139	271	273

Total life insurance	229	242	458	470
Annuities
Fixed annuities—immediate annuities with life contingencies	68	106	251	186

Total annuities	68	106	251	186

Total Life and annuity premiums	297	348	709	656
Life and annuity contract charges
Life insurance
Interest-sensitive life	154	151	304	299
Other	18	19	38	37

Total life insurance	172	170	342	336
Annuities
Fixed annuities—deferred	6	4	9	8
Fixed annuities—immediate annuities without life contingencies	5	4	9	8
Variable annuities	50	56	97	109

Total annuities	61	64	115	125
Institutional products	3	—	6	3

Total Life and annuity contract charges	236	234	463	464

Life and annuity premiums and contract charges	$533	$582	$1,172	$1,120

        Total Life and annuity premiums decreased 14.7% to $297 million in the second quarter of 2003 from $348 million in the second quarter of 2002. The decline is due to lower sales of immediate annuities with life contingencies, the discontinuance of direct-marketed credit life insurance and reduced traditional whole life premiums due to lower business in force, partially offset by growth in Allstate Workplace Division products. The decline in sales of immediate annuities with life contingencies is due to consumer preference and market and competitive conditions that drive the level and mix of immediate annuities sold with or without life contingencies.

        Total Life and annuity contract charges were $236 million in the second quarter of 2003 compared to $234 million in the second quarter of 2002. Higher interest-sensitive life insurance contract charges offset a decline in variable annuities. Variable annuity average account values during the second quarter of 2003 were lower than the average account values during the second quarter of 2002, as poor equity market performance during the prior year and surrenders offset growth from new business.

        For the first six months of 2003, Life and annuity premiums and contract charges increased 4.6% compared to the first six months of 2002. The increase is due to increased sales of immediate annuities and growth in Allstate Workplace Division products, partially offset by a decline due to the discontinuance of direct-marketed credit life insurance and reduced traditional whole life insurance premiums due to lower business in force.

        The following table summarizes Life and annuity premiums and contract charges by distribution channel.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(in millions)
Life and annuity premiums
Allstate agencies	$77	$71	$151	$139
Specialized brokers	68	107	251	187
Independent agents	79	84	160	160
Direct marketing	73	86	147	170

Total Life and annuity premiums	$297	$348	$709	$656

Life and annuity contract charges
Allstate agencies	$108	$110	$217	$216
Specialized brokers	9	4	16	12
Independent agents	73	68	140	135
Financial services firms (financial institutions and broker/dealers)	46	52	90	101

Total Life and annuity contract charges	236	234	463	464

Life and annuity premiums and contract charges	$533	$582	$1,172	$1,120

        Policy and contractholder obligations, included on the Condensed Consolidated Statements of Financial Position, reflect the trends in Allstate Financial product deposits and sales of insurance products. The following table shows the balances of these obligations.

	June 30, 2003	December 31, 2002	June 30, 2002	December 31, 2001
(in millions)
Reserve for life-contingent contract benefits	$10,979	$10,256	$9,334	$9,134
Contractholder funds	43,358	40,751	37,323	33,560
Separate Accounts	11,823	11,125	12,655	13,587

        The following table shows changes in these obligations.

	Change from March 31 to June 30,		Change from prior year-end to June 30,
	2003	2002	2003	2002
(in millions)
Reserve for life-contingent contract benefits	$435	$252	$723	$200
Contractholder funds	1,538	2,284	2,607	3,763
Separate Accounts	1,270	(1,144)	698	(932)

        Reserve for life-contingent contract benefits increased at a higher rate in the second quarter of 2003 and the first six months of 2003 compared to the same periods in the prior year primarily due to sales of immediate annuities with life contingencies and Allstate Workplace Division products, partially offset by benefit payments.

        Contractholder funds increased at a lower rate in the second quarter of 2003 and the first six months of 2003 compared to the same periods in the prior year primarily due to lower deposits and higher maturities of funding agreements backing medium term notes, partially offset by higher deposits from fixed annuities. Deposits from funding agreements backing medium term notes reflect management's assessment of market conditions and are only pursued when profit expectations can be met, therefore the level of deposits fluctuates significantly from period to period. The increase in Contractholder funds due to fixed annuities reflects deposits and interest credited to contracts, partially offset by surrenders and maturities of in-force contracts during both periods. Fixed annuity deposits include deposits from the Allstate® Treasury-Linked Annuity and, although management constrained deposits of the Allstate® Treasury-Linked Annuity due to the low interest rate environment, deposits in the second quarter of 2003 were comparable to the first quarter of 2003. The Allstate® Treasury-Linked Annuity was introduced late in the first quarter of 2002, resulting in significant increases in deposits during 2003 relative to the prior year.

        Separate Accounts increased in the second quarter of 2003 and in the first six months of 2003 after declining in the comparable periods last year. These increases were due to favorable equity market performance compared to the prior year and variable annuity deposits, partially offset by surrenders and withdrawals. The level of variable annuity deposits declined in both periods when compared to prior year, reflecting consumers' preferences for fixed rate guarantees over variable annuities during this period of uncertain equity market performance. The ongoing introduction of the Allstate® Advisor Variable annuity suite of products and the improved equity market performance in the second quarter of 2003 have resulted in six sequential monthly increases in variable annuity deposits in 2003. Monthly variable annuity deposits are now at a level comparable to the end of the second quarter of last year.

        Net investment income for Allstate Financial increased 3.0% in the second quarter and 5.4% in the first six months of 2003, compared to the same periods last year. The increase in both periods was due to higher portfolio balances resulting from positive cash flows from product sales and deposits, partially offset by lower portfolio yields. Lower portfolio yields result when new investments are made at rates lower than the current portfolio yields, reflecting the low interest rate environment. The Allstate Financial portfolio balance as of June 30, 2003, excluding assets invested in Separate Accounts and unrealized net capital gains on fixed income securities, increased 14.0% from June 30, 2002.

        Analysis of net income for the Allstate Financial segment is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(in millions)
Investment margin	$211	$220	$434	$431
Mortality margin	133	154	268	319
Maintenance charges	84	92	165	175
Surrender charges	18	20	37	37
Amortization of DAC	(92)	(114)	(264)	(222)
Operating costs and expenses	(161)	(163)	(329)	(313)
Restructuring and related charges	—	(1)	—	(1)
Income tax expense	(62)	(65)	(98)	(140)
Realized capital gains and losses, after-tax	(33)	(37)	(65)	(89)
Cumulative effect of change in accounting principle, after-tax	—	—	—	(283)

Net income (loss)	$98	$106	$148	$(86)

        Investment margin, which represents the excess of investment income earned over interest credited to policyholders and contractholders and interest expense, decreased 4.1% in the second quarter of 2003 compared to the same period in 2002 and increased 0.7% in the first six months of 2003 compared to the first six months of 2002. Management actions to reduce crediting rates on in-force contracts with discretionary crediting rates have partially offset the decline in Allstate Financial's investment portfolio yield. These actions, however, have not been sufficient to offset the overall portfolio yield decline as crediting rates on certain of the Company's products cannot be adjusted and reductions in the yield on assets supporting the Company's capital, traditional life and other products directly impact investment margin.

        For interest-sensitive fixed annuities and life products where management has the ability to modify crediting rates, the rolling weighted average interest crediting rate is approximately 100 basis points above the long-term underlying guaranteed rate as of June 30, 2003.

        The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2003	2002	2003	2002	2003	2002
Interest-sensitive life	6.9%	7.4%	4.9%	5.4%	2.0%	2.0%
Fixed annuities—deferred	6.5	7.2	4.7	5.3	1.8	1.9
Fixed annuities—immediate	7.9	8.3	7.2	7.4	0.7	0.9
Institutional—fixed rate contracts	6.7	7.8	6.1	6.3	0.6	1.5
Institutional—floating rate contracts	2.6	3.1	1.6	2.2	1.0	0.9
Investments supporting capital, traditional life and other products	5.7	7.1	N/A	N/A	N/A	N/A

        The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the six months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2003	2002	2003	2002	2003	2002
Interest-sensitive life	7.0%	7.4%	4.9%	5.1%	2.1%	2.3%
Fixed annuities—deferred	6.6	7.2	4.7	5.3	1.9	1.9
Fixed annuities—immediate	7.9	8.2	7.2	7.4	0.7	0.8
Institutional—fixed rate contracts	6.7	7.6	6.1	6.5	0.6	1.1
Institutional—floating rate contracts	2.6	3.2	1.6	2.2	1.0	1.0
Investments supporting capital, traditional life and other products	5.9	7.0	N/A	N/A	N/A	N/A

        The following table summarizes Contractholder funds and the Reserve for life-contingent contract benefits associated with the weighted average investment yield and weighted average interest crediting rates at June 30.

	2003	2002
(in millions)
Interest-sensitive life	$6,692	$6,637
Fixed annuities—deferred	23,523	18,463
Fixed annuities—immediate	9,788	9,152
Institutional—fixed rate contracts	1,917	2,607
Institutional—floating rate contracts	6,706	6,194

	48,626	43,053
FAS 115/133 market value adjustment	1,803	510
Ceded reserves	(287)	(295)
Life-contingent contracts and other	4,195	3,389

Total Contractholder funds and Reserve for life-contingent contract benefits	$54,337	$46,657

        The following table summarizes investment margin by product group.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(in millions)
Life insurance	$56	$67	$113	$127
Annuities	130	128	267	250
Institutional products	23	24	49	51
Bank and other	2	1	5	3

Investment margin	$211	$220	$434	$431

        Mortality margin, which represents premiums and cost of insurance charges less related policy benefits was $21 million or 13.6% lower in the second quarter of 2003 compared to the second quarter of 2002. Variable annuity guaranteed minimum death benefits ("GMDB") payments and mortality losses on life contingent immediate annuities drove the decrease as these factors more than offset growth from new business. GMDB payments of $27 million net of reinsurance, hedging losses and other contractual arrangements ("net GMDB payments") in the second quarter of 2003 increased $18 million compared to the same period in 2002 and increased $6 million from the first quarter of 2003.

        The overall objective of the GMDB hedging program, the results of which are included in net GMDB payments, is to reduce the impact of changing equity markets on the mortality margin. For example, in rising equity markets, the Company's GMDB exposure declines, however the hedging program is expected to result in realized losses. Hedging losses were $7 million in the second quarter of 2003 compared to hedging gains of $6 million in the second quarter of 2002 and $2 million in the first quarter of 2003.

        For the first six months of 2003, mortality margin was $51 million or 16.0% below the first six months of 2002. GMDBs in the first six months of 2003 compared to the same period of 2002 represent $44 million of this decline. In addition to the unfavorable variable annuity product performance in the first six months of 2003, a high level of life claims in the first quarter of 2003 offset the expected growth in the mortality margin during the first six months from new business.

        The following table summarizes mortality margin by product group.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(in millions)
Life insurance	$172	$173	$335	$337
Annuities	(39)	(25)	(67)	(20)
Institutional products	—	6	—	2

Mortality margin	$133	$154	$268	$319

        Amortization of DAC for Allstate Financial decreased 19.3% in the second quarter of 2003 compared to the same period in 2002 as lower than expected margins, primarily from the unfavorable mortality results on variable annuities, slowed the DAC amortization. Amortization of DAC increased 18.9% in the first six months of 2003 compared to the first six months of 2002 due to the acceleration of amortization, commonly known as DAC unlocking, in the first quarter of 2003 and ongoing growth of business, partially offset by lower than expected margins.

        Operating costs and expenses for Allstate Financial decreased 1.2% during the second quarter of 2003 compared to the second quarter of 2002. Although investments in technology and employee related benefit expenses were higher in the second quarter of 2003, the increase was more than offset by lower litigation expenses. Operating costs and expenses increased 5.1% during the first six months of 2003 compared to the same period of 2002 due to increased continuing investments in technology and employee related benefit expenses.

        Allstate Financial realized capital gains and losses are presented in the following table. After-tax realized capital gains and losses are presented net of the effects of DAC amortization to the extent that such amortization effects resulted from the recognition of realized capital gains and losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(in millions)
Investment write-downs	$(61)	$(32)	$(120)	$(58)
Sales	41	(3)	64	(43)
Valuation of derivative instruments	(17)	(4)	(22)	(26)
Settlement of derivative instruments	(4)	2	(2)	3

Realized capital gains and losses, pretax	$(41)	$(37)	$(80)	$(124)
Reclassification of Amortization of DAC	(11)	(9)	(25)	(3)
Income tax benefit	19	9	40	38

Realized capital gains and losses, after-tax	$(33)	$(37)	$(65)	$(89)

        For a further discussion of realized capital gains and losses, see "Investments".

INVESTMENTS

        The composition of the investment portfolio at June 30, 2003 is presented in the following table.

	Property-Liability		Allstate Financial		Corporate and Other		Total
		Percent to total		Percent to total		Percent to total		Percent to total
(in millions)
Fixed income securities(1)	$30,862	84.9%	$51,881	84.3%	$1,196	88.5%	$83,939	84.6%
Equity securities	4,250	11.7	161	0.3	—	—	4,411	4.4
Mortgage loans	72	0.2	6,238	10.1	—	—	6,310	6.4
Short-term	1,153	3.2	1,695	2.8	156	11.5	3,004	3.0
Other	3	—	1,538	2.5	—	—	1,541	1.6

Total	$36,340	100.0%	$61,513	100.0%	$1,352	100.0%	$99,205	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $28.71 billion, $47.41 billion and $1.06 billion for Property-Liability, Allstate Financial, and Corporate and Other, respectively.

        Total investments increased to $99.21 billion at June 30, 2003 from $90.65 billion at December 31, 2002 due to positive cash flows from operating and financing activities, increased unrealized gains on fixed income securities generated in a lower interest rate environment and increased funds associated with securities lending and dollar roll programs.

        Property-Liability investments were $36.34 billion at June 30, 2003 compared to $34.25 billion at December 31, 2002, due to positive cash flows from operations partially offset by dividends paid by Allstate Insurance Company ("AIC") to The Allstate Corporation.

        Allstate Financial investments were $61.51 billion at June 30, 2003 compared to $55.26 billion at December 31, 2002. The increase in Allstate Financial investments was primarily due to positive cash flows from operating and financing activities, increased funds associated with securities lending and dollar roll programs and increased unrealized gains on fixed income securities.

        Total investment balances related to funds associated with securities lending and dollar roll programs increased to $4.68 billion at June 30, 2003, from $2.98 billion at December 31, 2002.

        The Unrealized net capital gains on fixed income and equity securities at June 30, 2003 were $7.55 billion, an increase of $2.06 billion or 37.5% since December 31, 2002. The net unrealized gain for the fixed income portfolio totaled $6.76 billion, comprised of $7.09 billion of unrealized gains and $327 million of unrealized losses at June 30, 2003, compared to a net unrealized gain for the fixed income portfolio totaling $5.03 billion at December 31, 2002, comprised of $5.51 billion of unrealized gains and $481 million of unrealized losses. At June 30, 2003, the unrealized losses for the fixed income portfolio were concentrated in the corporate fixed income portfolio. Corporate fixed income net unrealized gains totaled $2.99 billion comprised of $3.17 billion of unrealized gains and $183 million of unrealized losses. The unrealized losses for the corporate fixed income portfolio were concentrated in the transportation, basic industry, public utilities and capital goods sectors. These sectors comprised $106 million or 57.9% of the unrealized losses and $1.27 billion or 40.0% of the unrealized gains in the corporate fixed income portfolio.

        The net unrealized gain for the equity portfolio totaled $791 million, comprised of $827 million of unrealized gains and $36 million of unrealized losses at June 30, 2003, compared to a net unrealized gain for the equity portfolio totaling $460 million at December 31, 2002, comprised of $562 million of unrealized gains and $102 million of unrealized losses. At June 30, 2003, the unrealized losses for the equity portfolio were concentrated in the technology, real estate, capital goods and consumer non-cyclical sectors. These sectors comprised $20 million or 55.6% of the unrealized losses and $482 million or 58.3% of the unrealized gains in the equity portfolio.

        Securities with an unrealized loss greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities for a period of six or more consecutive months but less than 12 consecutive months had unrealized losses of $52 million at June 30, 2003, compared to $67 million of unrealized losses at December 31, 2002. This decrease was primarily related to a decline in unrealized losses for the utility and technology sectors, partially offset by an increase in unrealized losses for the transportation sector. Securities with an unrealized loss greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities for 12 or more consecutive months had unrealized losses of $4 million at June 30, 2003 compared to unrealized losses of $15 million at December 31, 2002.

        Approximately 93.6% of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2, a Moody's equivalent rating of Aaa, Aa, A or Baa, a Standard & Poor's equivalent rating of AAA, AA, A or BBB, or a comparable Company internal rating.

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

        The following table summarizes problem, restructured and potential problem fixed income securities.

	June 30, 2003			December 31, 2002
	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
(in millions)
Problem	$319	$308	0.3%	$295	$279	0.4%
Restructured	68	63	0.1	42	36	—
Potential problem	417	396	0.5	647	572	0.7

Total net carrying value	$804	$767	0.9%	$984	$887	1.1%

Cumulative write-downs recognized	$486			$474

        As of June 30, 2003, the balance of fixed income securities that the Company categorizes as potential problem declined from the balance as of year-end 2002. The decrease was related to the sale of holdings in this category due to specific developments in the first six months of the year causing a change in Allstate's outlook and intent to hold those securities, and an improvement in conditions for certain other holdings previously classified in this category. The Company expects the eventual recovery of these securities but evaluated each security through its watch list process at June 30, 2003 and recorded write-downs where appropriate. Approximately $37 million of net unrealized losses at June 30, 2003 are related to securities that the Company has included in the problem, restructured or potential problem categories. These securities represent 0.9% of the fixed income portfolio. The Company concluded, through its watch list monitoring process, that these unrealized losses were temporary in nature. While it is possible for these balances to increase in the future if economic conditions are unfavorable, the total amount of securities in these categories is expected to remain a relatively low percentage of the total fixed income securities portfolio.

        The following table describes the components of realized capital gains and losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(in millions)
Investment write-downs	$(109)	$(61)	$(193)	$(105)
Sales
Fixed income and equity securities	106	(22)	187	(44)
Other	2	2	4	6

Total sales	108	(20)	191	(38)
Valuation of derivative instruments	(6)	(14)	(17)	(50)
Settlement of derivative instruments	(4)	(58)	6	(63)

Realized capital gains and losses, pretax	(11)	(153)	(13)	(256)
Reclassification of Amortization of DAC	(11)	(9)	(25)	(3)
Income tax benefit	11	55	22	88

Realized capital gains and losses, after-tax	$(11)	$(107)	$(16)	$(171)

        Sales of fixed income securities in the second quarter and first six months of 2003 resulted from actions taken to reduce credit exposure to certain issuers or industries and to provide liquidity for the purchase of investments that better meet certain investment objectives. Sales also include fees received from prepayments of fixed income securities and mortgage loans totaling $20 million and $25 million for the second quarter and first six months of 2003, respectively, compared to $22 million and $33 million for the same periods of 2002, respectively.

CAPITAL RESOURCES AND LIQUIDITY

        Capital Resources consist of shareholders' equity, mandatorily redeemable preferred securities and debt, representing funds deployed or available to be deployed to support business operations. The following table summarizes Allstate's capital resources.

	June 30, 2003	December 31, 2002
(in millions)
Common stock, retained earnings and other shareholders' equity items	$16,654	$15,705
Accumulated other comprehensive income	2,645	1,733

Total shareholders' equity	19,299	17,438
Mandatorily redeemable preferred securities	200	200
Debt	4,127	4,240

Total capital resources	$23,626	$21,878

Ratio of debt and mandatorily redeemable preferred securities to shareholders' equity	22.4%	25.5%

        Shareholders' equity increased $1.86 billion in the first six months of 2003 when compared to year-end 2002, as Net income and unrealized net capital gains on investments were partially offset by dividends paid to shareholders. During the first six months of 2003, the Company acquired 1.92 million shares of its stock at a cost of $61.68 million primarily as part of the current 3-year $500 million stock repurchase program. This program was 12.3% complete at June 30, 2003.

        Debt decreased in the first six months of 2003 compared to December 31, 2002 due to declines in short-term borrowings outstanding partly offset by increases in long-term borrowings outstanding. In June 2003, the Company issued $400 million of 5.350% Senior Notes due in 2033, utilizing the registration statement filed with the Securities and Exchange Commission ("SEC") in June 2000. The proceeds of this issuance were used to redeem the $300 million of 6 3/4% Notes due 2003 and for general corporate purposes.

        At June 30, 2003, the Company had outstanding commercial paper borrowings of $95 million.

        Financial Ratings and Strength    In June 2003, Standard & Poor's revised the insurance financial strength rating of Allstate Life Insurance Company ("ALIC") and its rated subsidiaries and affiliates from AA+ to AA and revised the rating outlook from negative to stable. Standard & Poor's stated that the rating change was due to several factors including their negative outlook on the life insurance industry, the recent decline in ALIC's Net income and their view that a subsidiary's rating cannot exceed the rating of its parent. ALIC's rating is now the same rating as AIC, its parent. Moody's and A.M. Best's insurance financial strength ratings of ALIC and AIC remain unchanged. In reaffirming the A+ ratings of ALIC and AIC, A.M. Best assigned a positive outlook for these companies' ratings.

        Liquidity    The following table summarizes consolidated cash flow activities by business segment for the first six months of 2003.

	Property- Liability	Allstate Financial	Corporate and Other	Consolidated
(in millions)
Cash flow provided by (used in):
Operating activities	$1,796	$1,379	$(43)	$3,132
Investing activities	(1,212)	(3,016)	(141)	(4,369)
Financing activities	(4)	1,735	(449)	1,282

Net increase in consolidated cash				$45

        The Company's operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet the liquidity requirements of the Company. The Corporate and Other segment also includes $1.18 billion of investments held by the Company's subsidiary, Kennett Capital.

        The payment of dividends by AIC is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. In the twelve-month period ending July 31, 2003, AIC paid dividends of $1.00 billion. Based on the greater of 2002 statutory net income or 10% of statutory surplus, the maximum amount of dividends AIC is able to pay without prior Illinois Department of Insurance approval at a given point in time during 2003 is $1.43 billion, less dividends paid during the preceding twelve months measured at that point in time. Notification and approval of inter-company lending activities is also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.

        A portion of Allstate Financial's diversified product portfolio, primarily fixed annuity and interest-sensitive life insurance products, is subject to surrender and withdrawal at the discretion of contractholders. The total amount of surrenders and withdrawals for Allstate Financial for the three-month and six-month periods ending June 30, 2003 were $697 million and $1.30 billion compared with $474 million and $969 million for the same periods last year. The total amount of surrenders and withdrawals for the first six months of 2003 represented 3.0% of the Contractholder funds balance at June 30, 2003, compared to 2.6% in the first six months of last year.

        The Company has access to additional borrowing to support liquidity as follows:

  •
  Allstate has a commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of June 30, 2003, the remaining borrowing capacity under the commercial paper program was $905 million, however, the outstanding balance fluctuates daily.

  •
  Allstate has a primary credit facility and two additional credit facilities totaling $1.20 billion as potential sources of funds to meet short-term liquidity requirements: the primary $575 million five-year revolving line of credit expiring in 2006, a $575 million 364-day revolving line of credit expiring in the second quarter of 2004 and a $50 million one-year revolving line of credit expiring and subsequently renewing in the third quarter of 2003. The rights to borrow on the five-year and 364-day lines of credit are subject to requirements that are customary for facilities of this size, type and purpose. For example, the Company's ratio of total debt to total capital (as defined in the agreements) cannot exceed a designated level. This requirement is currently being met and management expects to continue to meet it in the future. There were no borrowings under any of these lines of credit during the first six months of 2003. The total amount outstanding at any point in time under the combination of the commercial paper program and the three credit facilities is limited to $1.20 billion.

  •
  The Company has the right to issue up to an additional $800 million of debt securities, preferred stock, trust preferred securities or debt warrants utilizing the shelf registration statement filed with the SEC in June 2000.

OFF-BALANCE SHEET ARRANGEMENTS

        The Company's use of off-balance sheet arrangements is limited to the following four special purpose entities ("SPEs"), none of which have been invested in by members of management:

  •
  Two SPEs used to hold assets managed by Allstate Investment Management Company on behalf of unrelated third-party investors. At June 30, 2003, these SPEs had assets consisting of bank loans, bonds and cash totaling $716 million and liabilities in the form of long-term notes totaling $701 million. The Company and unrelated third parties made initial equity investments in these SPEs of $24 million and $32 million, respectively. The Company's maximum loss exposure to these SPEs is limited to its current carrying value of $11 million, reflected and accounted for in the investment section of the Company's Condensed Consolidated Statements of Financial Position. The Company recognized revenue and received cash in the form of management fees of $1 million from these SPEs for the six months ended June 30, 2003.

  •
  An SPE in connection with a synthetic lease used to finance the acquisition of a headquarters office building and up to 38 Sterling Collision Centers, in an aggregate amount of $160 million if fully used. At June 30, 2003, this SPE had assets consisting of real estate and other real property totaling $100 million, liabilities in the form of secured notes totaling $96 million, and $4 million of unrelated third party equity. The Company recorded lease expense of $1 million and made cash payments to this SPE of $346 thousand in the first six months of 2003. The Company's maximum exposure to loss from this SPE is $85 million both in the form of a residual value guarantee and a guarantee of the SPE's notes.

  •
  An SPE used in connection with the issuance of Global Medium Term Notes ("GMTNs") to institutional investors. At June 30, 2003, this SPE had assets of $2.89 billion, liabilities of $2.80 billion and unrelated third party equity of $90 million. The funding agreements issued by ALIC to the SPE, and which serve as collateral for the notes issued by the SPE, are reported on the Company's Condensed Consolidated Statements of Financial Position as a component of Contractholder funds.

        The Company is in the process of assessing if the SPEs used to hold assets managed by Allstate Investment Management Company on behalf of unrelated third-party investors meet the criteria to be considered variable interest entities pursuant to the pending accounting guidance of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" and will require consolidation. The SPE used in connection with a synthetic lease will likely require consolidation, however, the SPE used to issue GMTNs will likely not require consolidation.

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

  •
  When analyzing fixed income and equity investment securities for the existence of other-than-temporary impairments, the Company focuses on several factors including the length of time and amount by which the securities' cost or amortized cost for equity or fixed income securities, respectively, exceeds the securities' fair value. The Emerging Issues Task Force ("EITF"), a task force that assists the FASB in identifying, discussing, and resolving accounting and reporting issues within the framework of existing authoritative accounting literature, is currently deliberating Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The EITF's current issue summary, which has yet to be finalized, proposes that if, at the evaluation date, the fair value of an investment security is less than its carrying value, then an impairment exists for which a determination must be made as to whether that impairment is other-than-temporary. In the event the EITF enacts this summary as its final conclusion, the Company may be required to recognize certain pre-tax unrealized losses as realized losses. The estimated impact to the Company's Condensed Consolidated Statements of Operations and Financial Position is not determinable until such time as a final conclusion is reached.

Item 4.    Controls and Procedures

        With the participation of our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. However, the design of any system of controls and procedures is based in part upon assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and are effective at the "reasonable assurance" level.

        During the last fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The discussion "Regulation, Legal Proceedings and Guarantees" in Part I, Item 1, Note 5 of this Form 10-Q is incorporated herein by reference.

Item 2.    Changes in Securities and Use of Proceeds

        Under an arrangement pursuant to which the two non-employee directors of Allstate Bank receive Allstate common stock as a portion of their compensation for their services as directors, in May 2003, The Allstate Corporation issued 500 shares of reacquired Allstate common stock in transactions exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 4.    Submission of Matters to a Vote of Security Holders

        On May 20, 2003, Allstate held its annual meeting of stockholders. Thirteen board nominees for director were elected for terms expiring at the 2004 annual meeting of stockholders. In addition, the stockholders ratified the appointment of Deloitte & Touche LLP as independent auditors for 2003. There were two stockholder proposals presented and voted on at the meeting. A stockholder proposal regarding cumulative voting in the election of directors did not receive a majority vote of the shares represented and entitled to vote at the meeting. The stockholder proposal regarding the shareholder rights plan did receive a majority vote of the shares represented and entitled to vote at the meeting.

        Election of Directors.

Nominee	Votes for	Votes Withheld
F. Duane Ackerman	593,126,709	25,670,894
James G. Andress	595,549,789	23,247,814
Edward A. Brennan	589,509,742	29,287,861
W. James Farrell	595,734,984	23,062,619
Jack M. Greenberg	596,508,043	22,289,560
Ronald T. LeMay	592,874,931	25,922,672
Edward M. Liddy	594,415,289	24,382,314
Michael A. Miles	594,672,329	24,125,274
J. Christopher Reyes	593,241,731	25,555,872
H. John Riley Jr.	596,841,362	21,956,241
Joshua I. Smith	592,426,831	26,370,772
Judith A. Sprieser	592,988,878	25,808,725
Mary Alice Taylor	592,911,924	25,885,679

        Ratify appointment of Deloitte & Touche LLP as the Company's auditors for 2003.

Votes For	Votes Against	Votes Abstained
598,996,876	15,121,932	4,678,611

        Stockholder proposal for cumulative voting in the election of directors.

Votes For	Votes Against	Votes Abstained	Broker Non-votes
185,203,688	316,841,915	43,656,074	73,095,926

        Stockholder proposal concerning the rights plan.

Votes For	Votes Against	Votes Abstained	Broker Non-votes
326,866,848	209,896,396	8,932,203	73,102,156

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    An Exhibit Index has been filed as part of this report on page E-1.

  (b)
  Current Reports on Form 8-K were filed during the second quarter of 2003 on the following dates for the items indicated:

    April 16, 2003, Items 7 and 9, regarding results of operations and financial condition for the quarter ended March 31, 2003

    May 30, 2003, Items 5 and 7, regarding the underwritten public offering of $400 million principal amount of 5.350% Senior Notes due 2033

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation (Registrant)
August 11, 2003	By	/s/ Samuel H. Pilch Samuel H. Pilch Controller (chief accounting officer and duly authorized officer of Registrant)

Exhibit No.	Description
4	Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.
10	Amendments to The Allstate Corporation Deferred Compensation Plan, effective April 24, 2003.
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 11, 2003, concerning unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications

E-1

QuickLinks