Form 10-Q
period 2003-09-30
ALLSTATE CORP
filed 2003-11-14
CIK 899051

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
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

        As of October 31, 2003, the registrant had 703,574,466 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Revenues
Property-liability insurance premiums earned	$6,230	$5,904	$18,375	$17,411
Life and annuity premiums and contract charges	538	512	1,710	1,632
Net investment income	1,256	1,242	3,712	3,624
Realized capital gains and losses	103	(419)	90	(675)

	8,127	7,239	23,887	21,992
Costs and expenses
Property-liability insurance claims and claims expense	4,506	4,391	13,184	13,253
Life and annuity contract benefits	424	388	1,380	1,213
Interest credited to contractholder funds	467	464	1,380	1,316
Amortization of deferred policy acquisition costs	1,015	966	2,989	2,777
Operating costs and expenses	716	710	2,197	2,008
Restructuring and related charges	19	40	56	95
Interest expense	70	67	204	204

	7,217	7,026	21,390	20,866
(Loss) gain on disposition of operations	(12)	—	(9)	7
Income from operations before income tax expense (benefit), dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	898	213	2,488	1,133
Income tax expense (benefit)	206	(37)	538	108

Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	692	250	1,950	1,025
Dividends on preferred securities of subsidiary trust	—	(2)	(5)	(7)
Cumulative effect of change in accounting principle, after tax	(1)	—	(1)	(331)

Net income	$691	$248	$1,944	$687

Earnings per share:
Net income per share—basic	$0.98	$0.35	$2.76	$0.97

Weighted average shares—basic	703.3	705.4	703.5	708.6

Net income per share—diluted	$0.97	$0.35	$2.75	$0.97

Weighted average shares—diluted	706.0	708.1	705.9	711.3

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in millions, except par value data)	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $79,634 and $72,123)	$85,222	$77,152
Equity securities, at fair value (cost $3,886 and $3,223)	4,744	3,683
Mortgage loans	6,426	6,092
Short-term	3,526	2,215
Other	1,581	1,508

Total investments	101,499	90,650
Cash	247	462
Premium installment receivables, net	4,455	4,075
Deferred policy acquisition costs	4,610	4,385
Reinsurance recoverables, net	3,113	2,883
Accrued investment income	1,033	946
Property and equipment, net	1,049	989
Goodwill	930	927
Other assets	1,149	984
Separate Accounts	12,177	11,125

Total assets	$130,262	$117,426

Liabilities
Reserve for property-liability insurance claims and
claims expense	$17,681	$16,690
Reserve for life-contingent contract benefits	10,903	10,256
Contractholder funds	45,522	40,751
Unearned premiums	9,260	8,578
Claim payments outstanding	685	739
Other liabilities and accrued expenses	9,640	7,150
Deferred income taxes	656	259
Short-term debt	—	279
Long-term debt	4,378	3,961
Separate Accounts	12,177	11,125

Total liabilities	110,902	99,788

Commitments and Contingent Liabilities (Notes 3 and 5)
Mandatorily Redeemable Preferred Securities of Subsidiary Trust	—	200
Shareholders' equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 703 million and 702 million shares outstanding	9	9
Additional capital paid-in	2,612	2,599
Retained income	21,043	19,584
Deferred compensation expense	(214)	(178)
Treasury stock, at cost (197 million and 198 million shares)	(6,291)	(6,309)
Accumulated other comprehensive income:
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments	3,037	2,602
Unrealized foreign currency translation adjustments	(16)	(49)
Minimum pension liability adjustment	(820)	(820)

Total accumulated other comprehensive income	2,201	1,733

Total shareholders' equity	19,360	17,438

Total liabilities and shareholders' equity	$130,262	$117,426

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(in millions)	2003	2002
	(Unaudited)
Cash flows from operating activities
Net income	$1,944	$687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	3	(50)
Realized capital gains and losses	(90)	675
Cumulative effect of change in accounting principle	1	331
Interest credited to contractholder funds	1,380	1,316
Changes in:
Policy benefit and other insurance reserves	1,050	170
Unearned premiums	635	704
Deferred policy acquisition costs	(321)	(252)
Premium installment receivables, net	(360)	(271)
Reinsurance recoverables, net	(222)	(142)
Income taxes payable	453	224
Other operating assets and liabilities	386	87

Net cash provided by operating activities	4,859	3,479
Cash flows from investing activities
Proceeds from sales
Fixed income securities	15,100	13,784
Equity securities	1,916	3,085
Investment collections
Fixed income securities	4,926	3,734
Mortgage loans	552	447
Investment purchases
Fixed income securities	(26,930)	(24,977)
Equity securities	(2,520)	(2,279)
Mortgage loans	(874)	(567)
Change in short-term investments, net	161	(97)
Change in other investments, net	(55)	(289)
Purchases of property and equipment, net	(129)	(151)

Net cash used in investing activities	(7,853)	(7,310)
Cash flows from financing activities
Change in short-term debt, net	(279)	20
Proceeds from issuance of long-term debt	400	351
Repayment of long-term debt	(332)	(87)
Contractholder fund deposits	7,845	7,381
Contractholder fund withdrawals	(4,291)	(2,899)
Dividends paid	(472)	(434)
Treasury stock purchases	(112)	(373)
Other	20	40

Net cash provided by financing activities	2,779	3,999

Net (decrease) increase in cash	(215)	168
Cash at beginning of period	462	263

Cash at end of period	$247	$431

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

        The condensed consolidated financial statements and notes as of September 30, 2003, and for the three-month and nine-month periods ended September 30, 2003 and 2002 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Appendix D of the Notice of Annual Meeting and Proxy Statement dated March 28, 2003. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

        Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities, totaled $51 million and $129 million for the nine months ended September 30, 2003 and 2002, respectively.

Adopted accounting standards

        Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure"

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation". The amendment enables companies that choose to adopt the fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption. The statement sets forth clearer and more prominent disclosures about the cost of employee stock options and increases the frequency of those disclosures to include publication in quarterly financial statements. Beginning January 1, 2003, the Company began expensing the fair value of all stock options granted on or after January 1, 2003. Based on estimated 2003 stock option grants, the impact to the Company's Consolidated Statements of Operations for the year ending December 31, 2003 is expected to be approximately $7 million, after-tax.

        The following table illustrates the effect on net income and earnings per share as if the fair value based method, adopted prospectively by the Company on January 1, 2003, had been applied to all outstanding and unvested awards in each period.

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2003	2002	2003	2002
Net income, as reported	$691	$248	$1,944	$687
Add: Employee stock option expense included in reported net income, after-tax	1	—	5	—
Deduct: Total employee stock option expense determined under fair value based method for all awards, after-tax	(10)	(10)	(32)	(30)

Pro forma net income	$682	$238	$1,917	$657

Earnings per share—Basic:
As reported	$0.98	$0.35	$2.76	$0.97
Pro forma	0.97	0.34	2.72	0.93
Earnings per share—Diluted:
As reported	$0.97	$0.35	$2.75	$0.97
Pro forma	0.97	0.33	2.72	0.92

FASB Interpretation No. 46

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 addresses whether certain types of entities, referred to as variable interest entities ("VIEs"), should be consolidated in a company's financial statements. A VIE is an entity in which the equity investors lack certain essential characteristics of a controlling financial interest or which lacks sufficient equity to finance its own activities without financial support provided by other entities. An enterprise must consolidate a VIE if it has a variable interest that will absorb a majority of the expected losses, receive a majority of the expected returns or both.

        Adoption is required for relationships with VIEs entered into on or after February 1, 2003. For VIEs existing prior to that date, the effective date of the interpretation was delayed through the issuance of FASB Staff Position ("FSP") FIN 46-6, until the end of the first interim or annual period ending after December 15, 2003. However, FIN 46 may be applied before the end of the deferral period to some or all affected VIEs.

        The Company elected to adopt FIN 46 in the third quarter of 2003 for existing VIEs with the exception of two asset management VIEs that fall within the scope of Proposed FSP FIN 46-c, "Impact of Kick-Out Rights Associated with the Decision Maker on the Computation of Expected Residual Returns under Paragraph 8(c) of FIN 46" and FIN 46-d, "Treatment of Fees Paid to Decision Makers and Guarantors as Described in Paragraph 8 in Determining Expected Losses and Expected Residual Returns of a Variable Interest Entity under FIN 46" which are anticipated to be effective no earlier than the fourth quarter of 2003 and address issues unique to asset management transactions. (See "Pending accounting standards" below for a discussion of those matters.)

        Effective July 1, 2003, the Company has applied the guidance in FIN 46 on a prospective basis as follows:

  •
  The Company is the primary beneficiary of a VIE used to acquire a headquarters office building and up to 38 automotive collision repair stores and, as a result, the VIE was consolidated as of July 1, 2003. The impact of consolidation was to increase Property and equipment, net and Long-term debt by $102 million. Beginning in the third quarter of 2003, payments previously reported as operating expense are classified as interest expense.

  •
  Allstate issues funding agreements to a Special Purpose Entity ("SPE") (which is considered a VIE under FIN 46) used to issue Global Medium Term Notes ("GMTNs") to unrelated third parties. The GMTNs and certain equity interests issued by the SPE, to the extent they are exposed to all the risks and rewards of the funding agreements that collateralize the GMTNs, are considered variable interests in a VIE. Because the Company owns none of the variable interests issued by the VIE, it is not required to consolidate the VIE and will continue to classify funding agreements issued to the VIE as a component of Contractholder funds.

  •
  Consistent with the GMTN program, the Company's Euro Medium Term Notes ("EMTN") program no longer requires consolidation. The impact of deconsolidation of the EMTNs resulted in the recognition of the funding agreements issued to the VIE as a component of Contractholder funds, which is equivalent to the previous accounting for this program.

  •
  The Company is the primary beneficiary of a VIE that issued $200 million of Mandatorily redeemable preferred securities of subsidiary trust ("trust preferred securities"). The Company does not own any of the trust preferred securities which were issued to unrelated third parties and are considered the principal variable interests issued by the VIE. As a result, the VIE, which the Company previously consolidated, is no longer consolidated. The sole assets of the VIE are junior subordinated debentures issued by the Company with repayment terms identical to the trust preferred securities. Previously, the trust preferred securities were reported in the Condensed Consolidated Statements of Financial Position as Mandatorily redeemable preferred securities of subsidiary trust and the dividends were reported in the Condensed Consolidated Statements of Operations as Dividends on preferred securities of subsidiary trust. The impact of deconsolidation was to increase Long-term debt and decrease Mandatorily redeemable preferred securities of subsidiary trust by $200 million. Beginning in the third quarter of 2003, interest on the junior debentures will be recognized in Interest expense and the Company will no longer report Dividends on preferred securities of subsidiary trust.

  •
  The Company determined it was the primary beneficiary of a previously unconsolidated structured investment security considered a VIE under FIN 46. As a result, the VIE was consolidated as of July 1, 2003 resulting in an increase in debt of $44 million in the third quarter 2003 condensed consolidated financial statements.

  •
  The Company's debt-to equity ratio increased by approximately 1.78 percentage points as a result of these changes.

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The statement amends, clarifies and codifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and utilized for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". While this statement applies primarily to certain derivative contracts and embedded derivatives entered into or modified after June 30, 2003, it also codifies conclusions previously reached by the FASB at various dates on certain implementation issues. The impact of adopting the provisions of this statement were not material to the Company's Condensed Consolidated Statements of Operations or Financial Position.

Pending Accounting Standards

FIN 46

        As discussed above, the effective date for certain provisions of FIN 46 are being delayed until two Proposed FSPs, "Impact of Kick-Out Rights Associated with the Decision Maker on the Computation of Expected Residual Returns under Paragraph 8(c) of FIN 46" ("Proposed FSP FIN 46-c") and "Treatment of Fees Paid to Decision Makers and Guarantors as Described in Paragraph 8 in Determining Expected Losses and Expected Residual Returns of a Variable Interest Entity under FIN 46" (Proposed FSP FIN 46-d), are issued. The proposed effective date for Proposed FSP FIN 46-c is the beginning of the first fiscal quarter the final FSP is posted, which is expected to be October 1, 2003 and the proposed effective date for Proposed FSP FIN 46-d is the beginning of the first fiscal quarter after the final FSP is posted, which is expected to be January 1, 2004.

        The Company uses unconsolidated VIEs to hold assets under the management of an affiliate on behalf of third-party investors ("investment management VIEs"). The Company believes it has no ability to make independent decisions of an operating nature as a result of the existence of substantive kick-out rights (without cause) that exist in each of the investment management VIEs and therefore should not be considered a decision maker pursuant to the guidance in FIN

46 and Proposed FSPs FIN 46-c and FIN 46-d. Moreover, when analyzing the investment management VIEs in connection with the authoritative guidance provided in Emerging Issues Task Force ("EITF") 97-2, "Application of FASB Statement No. 94 and Accounting Principles Board ("APB") Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements", the Company does not believe it has a controlling financial interest in the investment management VIEs, a condition precedent to consolidation. Accordingly, the Company will continue to not consolidate its investment management VIEs pursuant to its evaluation of the requirements of currently effective authoritative accounting guidance.

        In the event the Company is required to consolidate the investment management VIEs, the Company would recognize through consolidation, an estimated $718 million of assets, $701 million of liabilities, and $32 million of minority interest using amounts as of September 30, 2003. The Company's maximum exposure to loss from the investment management VIEs is its current carrying value of $9 million. The impact to the Company's debt-to-equity ratio would be an increase of approximately 3.7 percentage points; however, would not affect the Company's compliance with existing debt covenants.

Statement of Position 03-01

        In July 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-01 entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." The accounting guidance contained in the SOP addresses three areas: separate accounts presentation and valuation, accounting for sales inducements such as bonus interest, and the classification and valuation of certain long duration liabilities. The effective date of the SOP is for fiscal years beginning after December 15, 2003, with earlier adoption encouraged.

        Based on management's review of the SOP, the most significant impact to the Company is the provision of the SOP that requires the establishment of a liability in addition to the account balance for contracts and contract features that provide guaranteed death or other insurance benefits and guaranteed income benefits. This liability will be based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The Company does not currently recognize these liabilities. The Company is currently evaluating the provisions of the statement. The Company plans to adopt the provisions of the statement no later than January 1, 2004 and does not expect the effect to have a material impact on the Condensed Consolidated Statements of Operations. However, the amounts may vary based on market conditions. Adoption is not expected to have a material impact on the Company's Condensed Consolidated Statements of Financial Position.

Proposed standards

EITF Topic No. 03-01

        The EITF discussed Topic No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which attempts to define other-than-temporary impairment and highlight its application to investment securities accounted for under both SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stocks." The current issue summary, which has yet to be finalized, proposes that if, at the evaluation date, the fair value of an investment security is less than its carrying value then an impairment exists for which a determination must be made as to whether that impairment is other-than-temporary. If it is determined that an impairment is other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value at the reporting date. In recent deliberations, the EITF discussed different models to assess whether impairment is other-than-temporary for different types of investments (e.g. SFAS 115 marketable equity securities, SFAS 115 debt securities, and equity and cost method investments subject to APB Opinion No. 18). Due to the uncertainty of the final model or models that may be adopted, the estimated impact to the Company's Condensed Consolidated Statements of Operations and Financial Position is presently not determinable.

2.     Earnings per share

        Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common and dilutive potential common shares outstanding. For Allstate, dilutive potential common shares consist of the common shares underlying outstanding stock options.

        The computations of basic and diluted earnings per share are presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2003	2002	2003	2002
Numerator (applicable to common shareholders):
Income before dividends on preferred securities of subsidiary trust and cumulative effect of change in accounting principle, after-tax	$692	$250	$1,950	$1,025
Dividends on preferred securities of subsidiary trust	—	(2)	(5)	(7)
Cumulative effect of change in accounting principle, after-tax	(1)	—	(1)	(331)

Net income applicable to common shareholders	$691	$248	$1,944	$687

Denominator:
Weighted average common shares outstanding	703.3	705.4	703.5	708.6
Effect of potential dilutive securities:
Stock options	2.7	2.7	2.4	2.7

Weighted average common and dilutive potential common shares outstanding	706.0	708.1	705.9	711.3

Earnings per share—Basic:
Income before dividends on preferred securities of subsidiary trust and cumulative effect of change in accounting principle, after-tax	$0.99	$0.36	$2.77	$1.45
Dividends on preferred securities of subsidiary trust	—	(0.01)	—	(0.01)
Cumulative effect of change in accounting principle, after-tax	(0.01)	—	(0.01)	(0.47)

Net income applicable to common shareholders	$0.98	$0.35	$2.76	$0.97

Earnings per share—Diluted:
Income before dividends on preferred securities of subsidiary trust and cumulative effect of change in accounting principle, after-tax	$0.98	$0.36	$2.76	$1.45
Dividends on preferred securities of subsidiary trust	—	(0.01)	—	(0.01)
Cumulative effect of change in accounting principle, after-tax	(0.01)	—	(0.01)	(0.47)

Net income applicable to common shareholders	$0.97	$0.35	$2.75	$0.97

        Options to purchase 8.9 million and 9.1 million Allstate common shares, with exercise prices ranging from $37.06 to $50.72 and $36.66 to $50.72, were outstanding at September 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share for the three-month periods ended September 30, 2003 and 2002 since inclusion of these options would have an anti-dilutive effect as the options' exercise prices exceeded the average market price of Allstate common shares in the three-month period. Options to purchase 11.3 million and 11.2 million Allstate common shares, with exercise prices ranging from $35.84 to $50.72 and $36.61 to $50.72, were outstanding at September 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share for the nine-month periods ended September 30, 2003 and 2002 since inclusion of these options would have an anti-dilutive effect.

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

        Management believes that the reserve for claims and claims expense, net of reinsurance recoverables, at September 30, 2003 is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by that date.

        Allstate's reserves for asbestos claims were $1.10 billion and $635 million, net of reinsurance recoverables of $520 million and $269 million at September 30, 2003 and December 31, 2002, respectively. Reserves for environmental claims were $286 million and $304 million, net of reinsurance recoverables of $77 million and $89 million at September 30, 2003 and December 31, 2002, respectively. Approximately 58% and 54% of the total net asbestos and environmental reserves at September 30, 2003 and December 31, 2002, respectively, were for incurred but not reported estimated losses.

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

        Management believes its net loss reserves for environmental, asbestos and other discontinued lines exposures are appropriately established based on available facts, technology, laws and regulations. However, due to the inconsistencies of court coverage decisions, unresolved legal issues regarding policy coverage, unresolved legal issues regarding the determination, availability and timing of exhaustion of policy limits, plaintiffs' evolving and expanded theories of liability, the risks inherent in major litigation, availability and collectibility of recoveries from reinsurance, retrospectively determined premiums and other contractual agreements, and estimating the extent and timing of any contractual liability, and other uncertainties, the ultimate cost of these claims may vary materially from the amounts currently recorded, resulting in an increase or decrease in loss reserves. In addition, while the Company believes that improved actuarial techniques and databases have assisted in its ability to estimate asbestos, environmental, and other discontinued lines net loss reserves, these refinements may subsequently prove to be inadequate indicators of the extent of probable losses. Due to the uncertainties and factors described above, management believes it is not practicable to develop a meaningful range for any such additional net loss reserves that may be required.

4.     Reinsurance

        Property-liability insurance premiums and life and annuity premiums and contract charges are net of the following reinsurance ceded:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002
Property-liability insurance premiums earned	$82	$83	$225	$243
Life and annuity premiums and contract charges	114	123	353	353

        Property-liability insurance claims and claims expense and life and annuity contract benefits are net of the following reinsurance recoveries:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002
Property-liability insurance claims and claims expense	$229	$117	$378	$235
Life and annuity contract benefits	97	109	272	318

5.     Regulation, Legal Proceedings and Guarantees

Regulation

        The Company is subject to changing social, economic and regulatory conditions. State and federal regulatory initiatives and proceedings have varied and have included efforts to adversely influence and restrict premium rates and require the return of excess profits, to restrict the Company's ability to cancel policies, to impose underwriting standards, to remove barriers preventing banks from engaging in the securities and insurance businesses, to change tax laws affecting the taxation of insurance companies and the tax treatment of either insurance products or competing non-insurance products that may impact the relative desirability of various personal investment products and to expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

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

        Allstate is defending various lawsuits involving worker classification issues. These lawsuits include a number of putative class actions and one certified class action challenging the overtime exemption claimed by the Company under the Fair Labor Standards Act or state wage and hour laws. These class actions mirror similar lawsuits filed recently against other carriers in the industry and other employers. Another lawsuit involves the worker classification of staff working in agencies. In this putative class action, plaintiffs seek damages under the Employee Retirement Income Security Act ("ERISA") and the Racketeer Influenced and Corrupt Organizations Act alleging that agency secretaries were terminated as employees by Allstate and rehired by agencies through outside staffing vendors for the purpose of avoiding the payment of employee benefits. A putative nationwide class action filed by former employee agents also includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. Allstate has been vigorously defending these and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

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

Guarantees

        The Company provides residual value guarantees on leased automobiles. If all outstanding leases were terminated effective September 30, 2003, the Company's maximum potential amount of future payments, assuming the automobiles have no residual value, is $21 million at September 30, 2003. The term of each residual value guarantee is equal to the term of the underlying lease which range from less than one year to three years. Historically, the Company has not made any material payments pursuant to these guarantees.

        The Company owns certain fixed income securities which contain credit default swaps or credit guarantees which contain obligations to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company's maximum amount at risk, assuming the value of the referenced credits become worthless, is $110 million at September 30, 2003. The credit default swaps and credit guarantees contained in these fixed income securities expire at various times during the next seven years.

        Lincoln Benefit Life Company ("LBL"), a wholly owned subsidiary of ALIC, has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program. LBL has issued a repayment guarantee on the outstanding commercial paper balance which is fully collateralized by the cash surrender value of the universal life insurance contracts. At September 30, 2003, the amount due under the commercial paper program is $300 million and the cash surrender value of the policies is $308 million. The repayment guarantee expires April 30, 2006.

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

        The aggregate liability balance related to all guarantees was not material as of September 30, 2003.

6.     Business Segments

        Summarized revenue data for each of the Company's business segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Revenues
Property-Liability
Premiums earned
Allstate Protection	$6,228	$5,902	$18,364	$17,403
Discontinued Lines and Coverages	2	2	11	8

Total premiums earned	6,230	5,904	18,375	17,411
Net investment income	417	429	1,242	1,256
Realized capital gains and losses	109	(251)	177	(380)

Total Property-Liability	6,756	6,082	19,794	18,287
Allstate Financial
Premiums and contract charges	538	512	1,710	1,632
Net investment income	823	794	2,424	2,313
Realized capital gains and losses	(3)	(164)	(83)	(288)

Total Allstate Financial	1,358	1,142	4,051	3,657
Corporate and Other
Service fees	3	7	10	29
Net investment income	16	19	46	55
Realized capital gains and losses	(3)	(4)	(4)	(7)

Total Corporate and Other before reclassification of service fees	16	22	52	77
Reclassification of service fees (1)	(3)	(7)	(10)	(29)

Total Corporate and Other	13	15	42	48

Consolidated Revenues	$8,127	$7,239	$23,887	$21,992

(1)
For presentation in the Condensed Consolidated Statement of Operations, service fees of the Corporate and Other segment are reclassified to Operating costs and expenses.

        Summarized financial performance data for each of the Company's reportable segments are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003(2)	2002	2003(2)	2002
Income from operations before income tax expense (benefit), dividends on preferred securities of subsidiary trust and cumulative effect of change in accounting principle, after-tax
Property-Liability
Underwriting income
Allstate Protection	$726	$269	$1,411	$301
Discontinued Lines and Coverages	(471)	(158)	(562)	(168)

Total underwriting income	255	111	849	133
Net investment income	417	429	1,242	1,256
Realized capital gains and losses	109	(251)	177	(380)
Gain on disposition of operations	2	—	5	7

Property-Liability income from operations before income tax expense (benefit), dividends on preferred securities of subsidiary trust and cumulative effect of change in accounting principle, after-tax	783	289	2,273	1,016
Allstate Financial
Premiums and contract charges	538	512	1,710	1,632
Net investment income	823	794	2,424	2,313
Realized capital gains and losses	(3)	(164)	(83)	(288)
Contract benefits	424	388	1,380	1,213
Interest credited to contractholder funds	467	464	1,380	1,316
Operating costs and expenses and amortization of deferred policy acquisition costs	279	312	897	850
Restructuring charges	1	—	1	1
Loss on disposition of operations	14	—	14	—

Allstate Financial income (loss) from operations before income tax expense (benefit), dividends on preferred securities of subsidiary trust and cumulative effect of change in accounting principle, after-tax	173	(22)	379	277
Corporate and Other
Service fees (1)	3	7	10	29
Net investment income	16	19	46	55
Realized capital gains and losses	(3)	(4)	(4)	(7)
Operating costs and expenses	74	76	216	237

Corporate and Other loss from operations before income tax expense (benefit), dividends on preferred securities of subsidiary trust and cumulative effect of change in accounting principle, after-tax	(58)	(54)	(164)	(160)

Consolidated income from operations before income tax expense (benefit), dividends on preferred securities of subsidiary trust and cumulative effect of change in accounting principle, after-tax	$898	$213	$2,488	$1,133

(1)
For presentation in the Condensed Consolidated Statement of Operations, service fees of the Corporate and Other segment are reclassified to Operating costs and expenses.

(2)
Upon adoption of FIN 46 effective July 1, 2003, dividends on preferred securities of subsidiary trust are classified as interest expense. No reclassifications of prior periods were made.

7.     Other Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three months ended September 30,
	2003			2002
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$(616)	$215	$(401)	$461	$(161)	$300
Less: reclassification adjustments	82	(29)	53	(422)	148	(274)

Unrealized net capital gains (losses)	(698)	244	(454)	883	(309)	574
Net gains (losses) on derivative instruments arising during the period	—	—	—	3	(1)	2
Less: reclassification adjustment for derivative instruments	—	—	—	—	—	—

Unrealized net capital gains (losses) and net gains (losses) on derivative instruments	(698)	244	(454)	886	(310)	576
Unrealized foreign currency translation adjustments	15	(5)	10	(20)	7	(13)
Unrealized minimum pension liability adjustments	—	—	—	—	—	—

Other comprehensive income (loss)	$(683)	$239	(444)	$866	$(303)	563

Net income			691			248

Comprehensive income (loss)			$247			$811

        The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Nine months ended September 30,
	2003			2002
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$749	$(262)	$487	$400	$(140)	$260
Less: reclassification adjustments	83	(29)	54	(609)	213	(396)

Unrealized net capital gains (losses)	666	(233)	433	1,009	(353)	656
Net gains (losses) on derivative instruments arising during the period	1	—	1	2	(1)	1
Less: reclassification adjustment for derivative instruments	(1)	—	(1)	—	—	—

Unrealized net capital gains (losses) and net gains (losses) on derivative instruments	668	(233)	435	1,011	(354)	657
Unrealized foreign currency translation adjustments	51	(18)	33	(9)	3	(6)
Unrealized minimum pension liability adjustments	—	—	—	—	—	—

Other comprehensive income (loss)	$719	$(251)	468	$1,002	$(351)	651

Net income			1,944			687

Comprehensive income (loss)			$2,412			$1,338

8.     Company Restructuring

        In the first nine months of 2003, the Company recorded restructuring and related charges of $56 million pretax ($36 million after-tax). The charges include employee termination and relocation benefits and a non-cash charge resulting from pension benefit payments made to agents in connection with the 1999 reorganization of employee agents to a single exclusive agency independent contractor program.

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

        The following table illustrates the inception to date change in the restructuring liability at September 30, 2003:

(in millions)	Employee Costs	Exit Costs	Total liability
Balance at December 31, 1999	$59	$10	$69
1999 program adjustments:
Net adjustments to liability	—	11	11
Payments applied against the liability	(53)	(18)	(71)
Incremental post-retirement benefits classified with OPEB liability	(6)	—	(6)

1999 program liability at September 30, 2003	—	3	3
2001 program adjustments:
Addition to liability for 2001 program	17	79	96
Net adjustments to liability	7	2	9
Payments applied against the liability	(20)	(59)	(79)

2001 program liability at September 30, 2003	4	22	26
Other programs:
Addition to liability for other programs	9	2	11
Payments applied against the liability	(6)	—	(6)

Other programs liability at September 30, 2003	3	2	5

Balance at September 30, 2003	$7	$27	$34

        The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.

9.     Shareholder Rights Agreement

        On November 11, 2003, the Company announced it would terminate the Rights Agreement entered into in February 1999 and buy back the share purchase rights (the "Rights") at the redemption price of $0.01 per Right (approximately $7 million), payable on January 2, 2004. The Rights Agreement, under which all shareholders received a dividend distribution of one Right on each outstanding share of the Company's common stock, would have expired on February 12, 2009.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of The Allstate Corporation:

        We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the "Company") as of September 30, 2003, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
November 12, 2003

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

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

HIGHLIGHTS

  •
  Net income increased by $443 million to $691 million in the third quarter of 2003 from $248 million in the third quarter of 2002, despite a $282 million increase in catastrophe losses. Net income increased $1.26 billion to $1.94 billion for the first nine months of 2003 from $687 million for the first nine months of 2002 even though catastrophe losses of $1.08 billion were $583 million higher than the same period of 2002. Increases in both periods were driven by realized capital gains versus realized capital losses in the prior year and improved underwriting results in the Property-Liability business. The increase in Net income for the nine months ended September 30, 2003 was also due to the 2002 impact of the $331 million, after-tax, cumulative effect of a change in accounting principle related to the accounting for goodwill. Net income per diluted share increased to $0.97 in the third quarter of 2003 from $0.35 in the third quarter of last year, and to $2.75 in the first nine months of 2003 from $0.97 in the first nine months of last year.

  •
  Property-Liability Underwriting income, a measure that is not based on generally accepted accounting principles ("GAAP") and is defined and reconciled to Net income on page 21, increased $144 million to $255 million in the third quarter of 2003 from $111 million in the third quarter of 2002. Underwriting income increased $716 million to $849 million in the first nine months of 2003 from $133 million for the first nine months of 2002. Higher premiums earned, continued favorable auto and homeowners loss frequencies and favorable Allstate Protection prior year reserve reestimates drove the improvement and were partially offset by prior year reserve strengthening in the Discontinued Lines and Coverages segment and higher catastrophes in both periods.

CONSOLIDATED NET INCOME

        Summarized financial data and Net income by business unit are shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Property-liability insurance premiums	$6,230	$5,904	$18,375	$17,411
Life and annuity premiums and contract charges	538	512	1,710	1,632
Net investment income	1,256	1,242	3,712	3,624
Property-liability insurance claims and claims expense	(4,506)	(4,391)	(13,184)	(13,253)
Life and annuity contract benefits	(424)	(388)	(1,380)	(1,213)
Interest credited to contractholder funds	(467)	(464)	(1,380)	(1,316)
Amortization of deferred policy acquisition costs ("DAC")	(1,009)	(971)	(2,958)	(2,779)
Operating costs and expenses	(716)	(710)	(2,197)	(2,008)
Restructuring and related charges	(19)	(40)	(56)	(95)
Interest expense	(70)	(67)	(204)	(204)
Income tax expense	(175)	(111)	(528)	(342)
Realized capital gains and losses, after-tax	62	(266)	46	(437)
(Loss) gain on disposition of operations, after-tax	(8)	—	(6)	5
Dividends on preferred securities of subsidiary trust	—	(2)	(5)	(7)
Cumulative effect of change in accounting principle, after-tax	(1)	—	(1)	(331)

Net income	$691	$248	$1,944	$687

Property-Liability	$603	$270	$1,769	$856
Allstate Financial	119	9	267	(77)
Corporate and Other	(31)	(31)	(92)	(92)

Total consolidated net income	$691	$248	$1,944	$687

CONSOLIDATED REVENUES

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Property-liability insurance premiums	$6,230	$5,904	$18,375	$17,411
Life and annuity premiums and contract charges	538	512	1,710	1,632
Net investment income	1,256	1,242	3,712	3,624
Realized capital gains and losses	103	(419)	90	(675)

Total consolidated revenues	$8,127	$7,239	$23,887	$21,992

        Consolidated revenues increased 12.3% in the third quarter of 2003 when compared to the third quarter of 2002 and increased 8.6% for the nine months ended September 30, 2003 from the first nine months of 2002. The increases were primarily due to higher Property-Liability insurance premiums and Realized capital gains versus Realized capital losses in the same periods of 2002.

PROPERTY-LIABILITY HIGHLIGHTS

  •
  Premiums written, an operating measure that is defined and reconciled to Premiums earned on page 22, increased 5.1% in the third quarter of 2003 over the third quarter of 2002 and 5.1% in the first nine months of 2003 over the first nine months of 2002 primarily due to rate increases that drove higher average premiums. Allstate brand standard auto and homeowners new business premiums written increased 32.7% and 54.8%, respectively, in the third quarter of 2003, and 12.4% and 39.3%, respectively, in the first nine months of 2003, over the same periods of 2002.

  •
  Underwriting income increased $144 million to $255 million in the third quarter of 2003 from $111 million in the third quarter in 2002. Underwriting income increased $716 million to $849 million in the first nine months of 2003 from $133 million in the first nine months in 2002. Higher premiums earned, continued favorable auto and homeowners loss frequencies and favorable Allstate Protection prior year reserve reestimates drove the improvement and were partially offset by prior year reserve strengthening in the Discontinued Lines and Coverages segment and higher catastrophes in both periods. The combined ratio improved 2.2 points in the third quarter of 2003 compared to the third quarter of last year, and 3.8 points in the first nine months of 2003 compared to the same period last year.

  •
  Catastrophe losses increased $282 million to $378 million in the third quarter of 2003 from $96 million in the third quarter of 2002 and increased $583 million to $1.08 billion in the first nine months of 2003 from $494 million for the first nine months of 2002.

  •
  Asbestos reserves were strengthened by $442 million in the third quarter 2003 and $514 million in the first nine months of 2003, significantly improving the three-year average survival ratio.

PROPERTY-LIABILITY OPERATIONS

        Summarized financial data, key operating ratios and a reconciliation of Underwriting income to Net income are presented in the following table.

        Underwriting income is Premiums earned, less Claims and claims expense ("losses"), Amortization of DAC, Operating costs and expenses and Restructuring and related charges as determined using GAAP. Management uses this measure in its evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results. It is also an integral component of incentive compensation. It is useful for investors to evaluate the components of income separately and in the aggregate when reviewing performance. Underwriting income (loss) should not be considered as a substitute for Net income and does not reflect the overall profitability of the business. Net income is the most directly comparable GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratios)	2003	2002	2003	2002
Premiums written	$6,629	$6,305	$18,988	$18,063

Premiums earned	$6,230	$5,904	$18,375	$17,411
Claims and claims expense ("losses")	(4,506)	(4,391)	(13,184)	(13,253)
Amortization of DAC	(905)	(814)	(2,590)	(2,399)
Operating costs and expenses	(546)	(548)	(1,697)	(1,532)
Restructuring and related charges	(18)	(40)	(55)	(94)

Underwriting income	255	111	849	133
Net investment income	417	429	1,242	1,256
Income tax expense	(139)	(110)	(444)	(250)
Realized capital gains and losses, after-tax	70	(160)	120	(240)
Gain on disposition of operations, after-tax	1	—	3	5
Cumulative effect of a change in accounting principle, after-tax	(1)	—	(1)	(48)

Net income	$603	$270	$1,769	$856

Catastrophe losses	$378	$96	$1,077	$494

Operating ratios
Claims and claims expense ("loss") ratio	72.3	74.4	71.8	76.1
Expense ratio	23.6	23.7	23.6	23.1

Combined ratio	95.9	98.1	95.4	99.2

Effect of catastrophe losses on loss ratio	6.1	1.6	5.9	2.8

Effect of restructuring and related charges on expense ratio	0.3	0.7	0.3	0.5

Effect of Discontinued Lines and Coverages on combined ratio	7.6	2.7	3.1	0.9

ALLSTATE PROTECTION SEGMENT

        Premiums written, an operating measure, is the amount of premiums charged for policies issued during a period. Premiums earned is a GAAP measure. Premiums are considered earned and are included in financial results on a pro-rata basis over the policy period. The portion of Premiums written applicable to the unexpired terms of the policies is recorded as Unearned premiums on the Company's Condensed Consolidated Statements of Financial Position.

        The following table presents the reconciliation of Premiums written to Premiums earned for the three months and nine months ended September 30.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Premiums written:
Allstate Protection	$6,627	$6,303	$18,978	$18,056
Discontinued Lines and Coverages	2	2	10	7

Property-Liability Premiums written	6,629	6,305	18,988	18,063
(Increase) decrease in Unearned Premiums	(421)	(397)	(669)	(654)
Other	22	(4)	56	2

Property-Liability Premiums earned	$6,230	$5,904	$18,375	$17,411

Premiums earned:
Allstate Protection	$6,228	$5,902	$18,364	$17,403
Discontinued Lines and Coverages	2	2	11	8

Property-Liability	$6,230	$5,904	$18,375	$17,411

        Premiums written by brand are shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Allstate brand:
Standard auto	$3,515	$3,314	$10,216	$9,650
Non-standard auto	491	584	1,520	1,813
Homeowners	1,467	1,327	3,874	3,480
Commercial	210	191	639	580
Involuntary auto	60	54	179	151
Other personal	350	330	1,005	942

Total Allstate brand	6,093	5,800	17,433	16,616
Ivantage:
Standard auto	315	314	925	919
Non-standard auto	42	36	128	80
Homeowners	139	128	387	368
Involuntary auto	10	3	30	5
Other personal	28	22	75	68

Total Ivantage	534	503	1,545	1,440

Total Premiums written	$6,627	$6,303	$18,978	$18,056

        The following table presents Premiums written by product, showing new and renewal business.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
New business premiums:
Standard auto	$366	$277	$916	$813
Non-standard auto	86	120	283	362
Homeowners	222	144	534	384
Other	159	124	447	350

Total new business premiums	833	665	2,180	1,909
Renewal business premiums:
Standard auto	3,464	3,351	10,225	9,756
Non-standard auto	447	500	1,365	1,531
Homeowners	1,384	1,311	3,727	3,464
Other	499	476	1,481	1,396

Total renewal business premiums	5,794	5,638	16,798	16,147

Total Premiums written	$6,627	$6,303	$18,978	$18,056

        Standard auto premiums written increased 5.6% to $3.83 billion in the third quarter of 2003 from $3.63 billion in the same period of 2002 and 5.4% during the first nine months of 2003 as compared to the first nine months of 2002.

        The Allstate brand standard auto results are shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Allstate brand
New business premiums	$325 million	$245 million	$808 million	$719 million
New business premiums (% change)	32.7	(16.1)	12.4	(14.1)
Renewal business premiums	$3.19 billion	$3.07 billion	$9.41 billion	$8.93 billion
Renewal ratio	90.2	88.1	89.5	88.7
Policies in force ("PIF") (% change)	(0.3)	(2.1)	(0.3)	(2.1)
Average premium (% change)	5.8	9.7	7.4	8.4

        The increases in Allstate brand standard auto average premium in the third quarter 2003 and in the first nine months of 2003 compared to the same periods of 2002 were primarily due to higher average renewal premiums. Despite declining at September 30, 2003 compared to September 30, 2002, Allstate brand standard auto PIF increased 0.9% at September 30, 2003 compared to June 30, 2003. In the third quarter of 2003, positive sequential quarterly growth was achieved in 35 states representing 88.1% of total PIF.

        Allstate continues to take steps, including increasing premium rates, changing down payment requirements and making other underwriting changes, to improve the standard auto loss ratio in certain markets including the states of California, Texas and Florida. Collectively, these three states represent 28.8% of Allstate brand standard auto premiums written at September 30, 2003. The Allstate brand standard auto results, excluding the states of California, Texas and Florida, are shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Allstate brand, excluding CA, TX, FL
New business premiums	$226 million	$191 million	$603 million	$547 million
New business premiums (% change)	18.3	(1.7)	10.2	(1.8)
Renewal business premiums	$2.26 billion	$2.15 billion	$6.67 billion	$6.27 billion
Renewal ratio	90.4	89.5	90.0	89.6
PIF (% change)	1.3	(0.1)	1.3	(0.1)

        As the profitability of the California, Texas and Florida standard auto markets improves, the potential for profitable growth is evaluated and pursued when deemed appropriate. Because of profitable growth in these markets during 2003, the countrywide trends in standard auto new business premiums and renewal business premiums are more favorable than the trends excluding California, Texas and Florida. However, these markets' results have lower renewal ratios and PIF increases due to the timing of the growth. PIF in each of these states increased compared to June 30, 2003 levels.

        Excluding the states of California, Texas and Florida, the renewal ratio for Allstate brand standard auto increased 0.9 points in the third quarter of 2003 as compared to the third quarter of 2002; increased 0.4 points in the first nine months of 2003 as compared to the first nine months of 2002; and increased 0.5 points in the first nine months of 2003 as compared to the fourth quarter of 2002. Excluding the states of California, Texas and Florida, at September 30, 2003, Allstate brand standard auto PIF increased 0.8% compared to June 30, 2003.

        The Ivantage standard auto results are shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Ivantage
New business premiums	$41 million	$32 million	$108 million	$94 million
New business premiums (% change)	28.1	3.2	14.9	—
Renewal business premiums	$274 million	$282 million	$817 million	$825 million
Renewal ratio	81.3	83.4	82.8	83.4
PIF (% change)	(9.1)	(6.8)	(9.1)	(6.8)
Average premium (% change)	18.6	9.0	15.5	6.3

        Management expects Ivantage standard auto PIF to continue to decline as the Company pursues actions to improve profitability. At September 30, 2003, Ivantage standard auto PIF decreased 2.7% compared to June 30, 2003.

        Increases in standard auto average premium in both the Allstate brand and Ivantage were due to rate actions taken during 2002 and the first nine months of 2003, and to a lesser degree due to a normal shift to newer and more expensive autos by Allstate brand policyholders. The following table shows the net rate changes that were approved during the third quarter and first nine months of 2003.

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	# of States	Weighted Average Rate Change (%)	# of States	Weighted Average Rate Change (%)
Allstate brand	6	4.0	23	6.0
Ivantage (Encompass)	13	8.4	40	8.1

        Non-standard auto premiums written decreased 14.0% to $533 million in the third quarter of 2003 from $620 million in the same period of 2002 and 12.9% during the first nine months of 2003 as compared to the first nine months of 2002. Declines during the third quarter and first nine months of 2003 compared to the same periods in 2002 were primarily due to a decline in the number of policies that were available to renew in the Allstate brand. This decline was due to prior year actions that were taken to address adverse profitability trends. These actions varied by state and included changes to premium down payment requirements, tighter underwriting requirements, rate increases and certain other administrative actions.

        The Allstate brand non-standard auto results are shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Allstate brand
New business premiums	$67 million	$94 million	$216 million	$306 million
New business premiums (% change)	(28.7)	(20.3)	(29.4)	(23.1)
Renewal business premiums	$424 million	$490 million	$1.30 billion	$1.51 billion
Renewal ratio	72.9	73.4	73.8	73.2
PIF (% change)	(17.8)	(20.9)	(17.8)	(20.9)
Average premium (% change)	1.1	13.2	4.4	12.1

        The increase in Allstate brand non-standard auto average premium during the third quarter of 2003 and first nine months of 2003 was due primarily to higher average renewal premiums. Management expects Allstate brand non-standard auto PIF to continue to decline but at a lower rate. As non-standard auto continues to show improved profitability in certain large markets, the Company will continue to evaluate opportunities for growth.

        The Ivantage non-standard auto results are shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Ivantage
New business premiums	$19 million	$26 million	$67 million	$56 million
New business premiums (% change)	(26.9)	—	19.6	—
Renewal business premiums	$23 million	$10 million	$61 million	$24 million
Renewal ratio	57.5	52.7	56.5	52.3
PIF (% change)	46.5	145.7	46.5	145.7
Average premium (% change)	(1.8)	11.0	0.2	18.2

        Renewal business premiums increased in the third quarter and first nine months of 2003 due to the re-entry of Deerbrook in the non-standard business during 2002. Since December 31, 2002, Deerbrook has been writing business in 19 states and consequently more stable trends in new business premiums and PIF have emerged in 2003 when compared to the prior year.

        Fluctuations in Allstate brand and Ivantage non-standard auto average premium were partially due to rate actions taken for both the Allstate brand and Ivantage during 2002 and the first nine months of 2003. The following table shows the net rate changes that were approved in the third quarter and first nine months of 2003.

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	# of States	Weighted Average Rate Change (%)	# of States	Weighted Average Rate Change (%)
Allstate brand	8	11.2	13	8.4
Ivantage (Deerbrook)	5	1.8	12	6.8

        Homeowners premiums written increased 10.4% to $1.61 billion in the third quarter of 2003 from $1.46 billion in the same period of 2002 and 10.7% during the first nine months of 2003 as compared to the first nine months of 2002.

        The Allstate brand homeowners results are shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Allstate brand
New business premiums	$209 million	$135 million	$503 million	$361 million
New business premiums (% change)	54.8	6.3	39.3	4.9
Renewal business premiums	$1.26 billion	$1.19 billion	$3.37 billion	$3.12 billion
Renewal ratio	87.8	87.7	87.5	87.9
PIF (% change)	2.1	—	2.1	—
Average premium (% change)	5.3	21.8	7.5	19.7

        The increase in Allstate brand homeowners average premium during the third quarter and first nine months of 2003 was primarily due to higher average renewal premiums. Allstate brand homeowners PIF increased 1.3% at September 30, 2003 compared to June 30, 2003. In the third quarter of 2003, positive sequential quarterly growth was achieved in 38 states representing 92.1% of Allstate brand homeowners PIF.

        The Ivantage homeowners results are shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Ivantage
New business premiums	$13 million	$9 million	$31 million	$23 million
New business premiums (% change)	44.4	12.5	34.8	21.1
Renewal business premiums	$126 million	$119 million	$356 million	$345 million
Renewal ratio	88.3	86.6	87.3	86.8
PIF (% change)	(5.1)	(6.1)	(5.1)	(6.1)
Average premium (% change)	13.9	14.3	11.2	12.9

        Management expects Ivantage homeowners PIF to continue to decline as the Company pursues actions to improve profitability. At September 30, 2003, Ivantage homeowners PIF decreased 1.2% compared to June 30, 2003.

        Increases in Allstate brand and Ivantage homeowners average premium were due to rate actions taken during 2002 and the first nine months of 2003. The following table shows the net rate changes that were approved during the third quarter and first nine months of 2003.

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	# of States	Weighted Average Rate Change (%)	# of States		Weighted Average Rate Change (%)
Allstate brand	8	(1.2)	19		1.5
Ivantage (Encompass)	16	9.8	40	*	11.7

*
includes Washington D.C.

        Premiums earned by brand are shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Premiums earned
Allstate brand:
Standard auto	$3,392	$3,203	$9,960	$9,448
Non-standard auto	507	599	1,589	1,844
Homeowners	1,242	1,091	3,623	3,139
Other	586	543	1,721	1,595

Total Allstate brand	5,727	5,436	16,893	16,026
Ivantage:
Standard auto	299	298	894	896
Non-standard auto	44	26	120	57
Homeowners	124	118	367	350
Other	34	24	90	74

Total Ivantage	501	466	1,471	1,377

Total Allstate Protection Premiums earned	$6,228	$5,902	$18,364	$17,403

        Underwriting Results are shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratios)	2003	2002	2003	2002
Premiums written	$6,627	$6,303	$18,978	$18,056

Premiums earned	$6,228	$5,902	$18,364	$17,403
Claims and claims expense ("losses")	(4,036)	(4,232)	(12,618)	(13,082)
Amortization of DAC	(905)	(814)	(2,590)	(2,399)
Other costs and expenses	(543)	(547)	(1,690)	(1,527)
Restructuring and related charges	(18)	(40)	(55)	(94)

Underwriting income	$726	$269	$1,411	$301

Catastrophe losses	$378	$96	$1,077	$494

Underwriting income by brand
Allstate brand	$736	$316	$1,455	$445
Ivantage	(10)	(47)	(44)	(144)

Underwriting income	$726	$269	$1,411	$301

        Underwriting income totaled $726 million during the third quarter of 2003 compared to $269 million in the third quarter of 2002. For the nine months ended September 30, 2003, Allstate Protection generated underwriting income of $1.41 billion compared to $301 million for the first nine months of last year. The increase in Underwriting income during both periods was the result of increased Premiums earned, continued improvement in auto and homeowners claim frequency (rate of claim occurrence), and favorable prior year reserve reestimates, partially offset by increased catastrophe losses and moderate increases in current year claim severity (average cost per claim). Increased catastrophe losses in both periods included Hurricane Isabel in September, severe weather in the Midwest in July, and the first nine months of the year also included a large number of tornadoes with resulting damage to properties in many markets.

        Claim severity was impacted by inflationary pressures in medical costs and auto repair and home repair costs. Increased severity was offset by lower auto and homeowner claim frequencies, excluding catastrophe claims. If future development of current year claim severity differs from the current reserve expectations by 1%, reserve reestimates would impact Net income by approximately $100 million. The following tables show the net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2003 and 2002, and the impact of prior year reserve reestimates on Claims and claims expense and the loss ratio.

	Jan 1 Reserves
(in millions)	2003	2002
Auto	$10,378	$10,339
Homeowners	1,664	1,488
Other	1,546	1,512

Total Allstate Protection	$13,588	$13,339

Allstate brand	$12,361	$12,092
Ivantage	1,227	1,247

Total Allstate Protection	$13,588	$13,339

	Three Months Ended September 30,				Nine Months Ended September 30,
	Reserve Reestimate		Impact on Loss Ratio		Reserve Reestimate		Impact on Loss Ratio
(in millions, except ratios)	2003	2002	2003	2002	2003	2002	2003	2002
Auto	$(139)	$(78)	(2.3)	(1.3)	$(177)	$9	(1.0)	0.1
Homeowners	(32)	106	(0.5)	1.8	(17)	339	(0.1)	1.9
Other	31	6	0.5	0.1	52	35	0.3	0.2

Total Allstate Protection	$(140)	$34	(2.3)	0.6	$(142)	$383	(0.8)	2.2

Allstate brand	$(138)	$3	(2.2)	0.1	$(164)	$352	(0.9)	2.0
Ivantage	(2)	31	(0.1)	0.5	22	31	0.1	0.2

Total Allstate Protection	$(140)	$34	(2.3)	0.6	$(142)	$383	(0.8)	2.2

        Favorable reserve reestimates in 2003 were primarily related to reserves established for the last three years, and were the result of auto injury severity development that was better than expected and the release of $38 million of incurred but not reported ("IBNR") reserves due to lower than anticipated losses in Texas related to mold claims. In 2002, reestimates of prior year reserves were primarily due to increasing claim severities, mold claims in the state of Texas and late reported losses, which were greater than trends anticipated in reserve estimates as of January 1, 2002.

        Allstate Protection loss, expense and combined ratio statistics are shown in the following table. The loss ratio, which is the percentage of losses to Premiums earned, is a measure of profitability.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Loss Ratio		Effect of catastrophe losses on the loss ratio		Loss Ratio		Effect of catastrophe losses on the loss ratio
	2003	2002	2003	2002	2003	2002	2003	2002
Allstate Protection Loss Ratio
Standard auto	65.9	72.9	0.9	0.1	70.5	74.3	1.6	0.6
Non-standard auto	57.4	71.0	0.8	0.2	68.8	74.6	0.9	0.3
Homeowners	61.8	71.5	22.5	6.7	63.2	81.1	19.4	10.7
Other	71.3	65.7	5.5	2.2	69.9	68.7	5.8	2.9
Total Allstate Protection loss ratio	64.8	71.7	6.1	1.6	68.7	75.2	5.9	2.8
Allstate Protection expense ratio	23.5	23.7	—	—	23.6	23.1	—	—

Allstate Protection combined ratio	88.3	95.4	—	—	92.3	98.3	—	—

Loss ratios by brand
Allstate brand:
Standard auto	65.7	72.8	0.9	0.1	70.4	74.2	1.8	0.7
Non-standard auto	55.0	68.3	0.8	0.2	67.7	73.2	0.9	0.3
Homeowners	59.7	71.1	22.3	6.7	61.7	80.6	19.3	10.5
Other	71.2	66.1	5.8	2.2	70.3	70.5	5.9	2.9
Total Allstate brand loss ratio	64.0	71.3	6.0	1.6	68.3	74.9	5.9	2.7
Allstate brand expense ratio	23.2	22.9	—	—	23.1	22.3	—	—

Allstate brand combined ratio	87.2	94.2	—	—	91.4	97.2	—	—

Ivantage:
Standard auto (Encompass)	68.6	74.8	1.0	0.3	72.0	76.1	0.9	0.8
Non-standard auto (Deerbrook)	84.1	130.8	—	—	83.3	117.5	—	—
Homeowners (Encompass)	83.9	73.7	25.8	5.9	77.9	85.7	20.1	12.3
Other	73.5	54.2	—	—	61.1	29.7	3.3	2.7
Total Ivantage loss ratio	74.1	76.6	7.0	1.7	73.8	77.8	5.8	3.8
Ivantage expense ratio	27.9	33.5	—	—	29.2	32.7	—	—

Ivantage combined ratio	102.0	110.1	—	—	103.0	110.5	—	—

        Standard auto loss ratio for Allstate Protection decreased 7.0 points in the third quarter of 2003 and 3.8 points during the first nine months of 2003, as compared to the same periods last year. The standard auto loss ratio declines were due to increased premiums earned, favorable claim frequency and favorable reserve reestimates related to prior years, partially offset by a moderate increase in claim severity in the current year.

        Non-standard auto loss ratio for Allstate Protection decreased 13.6 points in the third quarter of 2003 and 5.8 points during the first nine months of 2003 as compared to the same periods last year. The decrease in the non-standard auto loss ratio during both periods was due to lower claim frequency, partly offset by lower premiums earned and a moderate increase in claim severity in the current year.

        Homeowners loss ratio for Allstate Protection decreased 9.7 points in the third quarter of 2003 and 17.9 points during the first nine months of 2003 as compared to the same periods last year. The homeowners loss ratio decreased during both periods due to increased premiums earned, favorable reestimates of prior year reserves, including lower losses in Texas related to mold claims, and lower current year claim frequency, partially offset by higher catastrophe losses and an increase in current year claim severity. Due to actions taken in 2002 and 2001 to improve the profitability of homeowners, Allstate achieved management's target loss ratio. Allstate plans to continue the programs implemented in prior years to maintain targeted profitability.

        Because Allstate includes catastrophe losses in claims and claims expense, catastrophe losses affect both the underwriting results and loss ratios. For the third quarter of 2003, catastrophe losses totaled $378 million compared with $96 million for the same period in 2002. For the first nine months of 2003, catastrophe losses totaled $1.08 billion, compared with $494 million for the same period in 2002.

        Expense ratio for Allstate Protection decreased 0.2 points in the third quarter of 2003 compared to the third quarter of 2002 and increased 0.5 points in the first nine months of 2003 compared to the first nine months of 2002. The third quarter decrease was due to higher premiums earned offset by higher agent incentives and marketing expenses. The increase in the first nine months of this year was due to higher pension expenses and employee and agent incentives. The Company expects advertising expenses in 2003 to exceed prior year advertising expenses by approximately $75 million to $125 million.

        The impact of specific costs and expenses on the expense ratio are included in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Allstate brand:
Amortization of DAC	14.2	13.3	13.7	13.3
Other costs and expenses	8.7	8.9	9.1	8.4
Restructuring and related charges	0.3	0.7	0.3	0.6

Allstate brand expense ratio	23.2	22.9	23.1	22.3

Ivantage:
Amortization of DAC	18.8	19.9	18.9	19.9
Other costs and expenses	8.7	13.6	10.0	12.8
Restructuring and related charges	0.4	—	0.3	—

Ivantage expense ratio	27.9	33.5	29.2	32.7

DISCONTINUED LINES AND COVERAGES SEGMENT

        Summarized underwriting results are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Premiums written	$2	$2	$10	$7

Premiums earned	$2	$2	$11	$8
Claims and claims expense	(470)	(159)	(566)	(171)
Other costs and expenses	(3)	(1)	(7)	(5)

Underwriting loss	$(471)	$(158)	$(562)	$(168)

        Underwriting losses of $471 million in the third quarter of 2003 were primarily related to reestimates of asbestos reserves totaling $442 million, a $14 million reestimate of the allowance for future uncollectible reinsurance recoverables, and other discontinued lines and coverages reserve reestimates of $8 million. Underwriting losses of $562 million in the first nine months of 2003 were primarily due to reestimates of asbestos reserves.

        During the third quarter of 2003, management completed the annual comprehensive "ground up" review of reserves for the Discontinued Lines and Coverages segment. Reserve reestimates are recorded in the reporting period in which they are determined. This review employed established industry and actuarial best practices within the context of the legal, legislative and economic environment.

        The Company's net asbestos reserves by type of exposure and total reserve additions by quarter and year-to-date are shown in the following table.

	September 30, 2003				December 31, 2002
(in millions)	Number of Active Policyholders	Net Asbestos Reserves		% of Asbestos Reserves	Number of Active Policyholders	Net Asbestos Reserves(2)	% of Asbestos Reserves(2)
Direct policyholders:
—Primary	49	$30		3%	40	$16	2%
—Excess	274	208		19	240	87	14

Total direct policyholders	323	238		22%	280	103	16%
Assumed reinsurance		191		17		173	27
IBNR claims		673		61		359	57

Total net reserves		$1,102		100%		$635	100%
Reserve additions:
First Quarter		$34				$—
Second Quarter		38				—
Third Quarter		442				121

Nine months ended September 30		$514				$121
Survival ratio excluding commutations, policy buy-backs and settlement agreements as of December 31, 2002:
One-year		19.1	(1)			10.3
Three-year average		23.3	(1)			12.5

(1)
For these calculations, reserve additions of $514 million have been added to the $635 million of asbestos reserves at December 31, 2002 to facilitate an updated calculation of survival ratios with comparable, annual financial data.

(2)
To conform to the current year presentation, $8 million of asbestos reserves at December 31, 2002 has been reclassified from direct excess insurance policyholders to direct primary insurance policyholders.

        During the first nine months of 2003, 65 direct primary and excess insurance policyholders reported new claims, and claims of 22 policyholders' were closed, so that the number of direct insurance policyholders with active claims increased by 43.

        Reserve additions for asbestos in the third quarter of 2003, totaling $442 million, were primarily for products-related coverage. This increase essentially was a result of more claimants being reported by excess insurance policyholders with existing active claims and new claims being reported in our assumed reinsurance business. This trend is consistent with the trends of other carriers in the industry. Management believes it is related to increased publicity and awareness of coverage, ongoing litigation, potential congressional activity and bankruptcy actions. Reserve additions for asbestos for the nine-months ended September 30, 2003, totaled $514 million.

  •
  Increased net reserves for direct primary insurance of $14 million comprised $12 million for policyholders with existing active claims and $2 million for policyholders that previously had no active claims. The Company was not a significant direct primary insurer and did not insure any of the large asbestos manufacturers on a direct primary insurance basis.

  •
  Increased net reserves for direct excess insurance of $121 million were due to policyholders with existing active claims. The increase in existing active claims is attributable to an increase in the number of claims filed against direct excess insureds.

  •
  Increased net reserves for assumed reinsurance of $18 million reflect increased cessions as ceding companies (other insurance carriers) also experienced increased claim activity. Approximately 85% of the assumed reinsurance reserves are for small participations in excess of loss reinsurance programs of other carriers. The remainder result from pro-rata reinsurance. Many of the same insureds that have reported claims to the Company on their direct excess insurance coverages have also reported claims to carriers included in our assumed reinsurance exposure. The number of reported new claims is shown in the following table.

	Nine months ended September 30, 2003	Year ended December 31, 2002	Year ended December 31, 2001
New Claims(1)	206	197	182

(1)
New claims are defined as the aggregate number of policyholders with claims reported by all ceding companies.

•
Increased net reserves for IBNR losses of $314 million were in anticipation of continued claims activity. IBNR now represent 61% of total asbestos reserves, 4 points higher than at December 31, 2002. IBNR reserves are estimated to provide for probable future unfavorable reserve development of known claims and future reporting of additional unknown claims from current and new direct active insurance policyholders and ceding companies.

        The Company's exposure to non-products-related losses represents approximately 5% of total reserves. Management does not anticipate significant changes in this percentage as insureds' retentions associated with excess insurance programs, which are the Company's principal direct insurance, and assumed reinsurance exposure are seldom exceeded. The Company did not write direct primary insurance on policyholders with the potential for significant non-products-related loss exposure.

        Liability for actual and potential asbestos losses has caused a number of companies to file for bankruptcy protection. Of 63 companies with significant asbestos exposure, all but one of which are in bankruptcy, on a direct insurance basis, we:

  •
  Did not insure 44

  •
  Settled with 12

  •
  Reserved to excess insurance policy limits on 3

  •
  Reserved to maximum mutual agreed upon exposure on 1

  •
  Appropriately reserved for the remaining 3

        Although management does not believe a greater exposure is probable for the remaining 3, the Company's maximum additional exposure to full policy limits for the remaining 3 in the aggregate is $26 million after-tax.

        Reserves related to asbestos manufacturers in bankruptcy, whose claims are still in the process of resolution, are established based on claims that have occurred and other related information. The Company also establishes reserves for assumed reinsurance written by another carrier on these manufacturers in proportion to our participation share in the reinsurance agreements. The claim resolution process in these bankruptcies is lengthy and involves, among other factors, filing notices of claim by all current claimants, evaluating pre-petition and post-petition claims, negotiations among the various creditor groups and the debtors and, if necessary, evidentiary hearings by the bankruptcy court. Management will continue to monitor the relevant bankruptcies.

        Pending, new, total closed and closed without payment claims for asbestos since December 31, 2002 are summarized in the following table:

Number of Asbestos Claims

Pending as of December 31, 2002	6,900
New	1,973
Total closed	852

Pending as of September 30, 2003	8,021

Closed without payment	556

        The changes in claim counts may not correlate directly to the change in recorded reserves because estimated net loss reserves for asbestos are subject to uncertainties that are greater than those presented by other types of claims.

        To further limit our asbestos exposure, the Company purchased significant reinsurance, primarily to reduce our exposure to loss in our direct excess insurance business. The Company's reserves recoverable from reinsurers are estimated to be approximately 32.1% of our gross estimated losses, after a reduction for known reinsurer insolvencies.

        The Company's three-year average survival ratio, as updated above, is viewed to be a more representative prospective measure of current reserve adequacy than other survival ratio calculations. Now at 23.3 years as of December 31, 2002, the Company's survival ratio is at a level management considers a strong asbestos reserve position. Comparatively, at September 30, 2003 excluding commutations, policy buy-backs and settlement agreements the three-year average survival ratio is 21.5 years and the one-year survival ratio is 17.3 years. A one-year increase in the three-year average asbestos survival ratio at September 30, 2003 would require an after-tax increase in reserves of approximately $33 million.

        Management believes that the Company's reserves are appropriately established based on assessments of pertinent factors and characteristics of exposure (e.g. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, assuming no change in the legal, legislative or economic environment. Another comprehensive "ground up" review will be completed in the third quarter next year, as well as assessments each quarter to determine if any intervening significant events or developments require an interim adjustment to reserves.

        Property-Liability net investment income decreased 2.8% in the third quarter of 2003 and 1.1% for the first nine months of 2003 as compared to the same periods last year due to the effects of lower portfolio yields and lower income from partnerships, partially offset by higher portfolio balances due to positive cash flows from operations. The lower portfolio yields were primarily due to purchases of fixed income securities with interest rates lower than the current portfolio average.

        Property-Liability realized capital gains and losses are described in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Investment write-downs	$(8)	$(31)	$(81)	$(76)
Sales	126	(115)	254	(109)
Valuation of derivative instruments	1	(8)	6	(32)
Settlements of derivative instruments	(10)	(97)	(2)	(163)

Realized capital gains and losses, pretax	109	(251)	177	(380)
Income tax (expense) benefit	(39)	91	(57)	140

Realized capital gains and losses, after-tax	$70	(160)	$120	$(240)

        For a further discussion of realized capital gains and losses, see "Investments".

ALLSTATE CANADA

        Allstate Protection includes property and casualty insurance sold in Canada. The underwriting results of the Canadian business are included in the Allstate brand results. The impacts to the Property-Liability results are presented separately in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratios)	2003	2002	2003	2002
Premiums written
Standard auto	$98	$74	$274	$224
Non-standard auto	14	26	42	79
Homeowners	23	20	58	52
Other	9	8	24	22

Total Canada	$144	$128	$398	$377

Premiums earned
Standard auto	$90	$73	$253	$207
Non-standard auto	20	28	67	83
Homeowners	20	18	57	49
Other	8	6	24	20

Total Canada	$138	$125	$401	$359

Loss ratio
Standard auto	81.2	100.7	84.3	95.0
Non-standard auto	29.1	77.4	59.3	64.8
Homeowners	54.9	68.5	55.0	77.7
Other	125.0	100.6	87.5	77.3
Total Canada loss ratio	72.4	90.9	76.1	84.7
Canada expense ratio	25.2	25.2	24.9	25.7

Canada combined ratio	97.6	116.1	101.0	110.4

        The decreases in the total Canada loss ratio for the third quarter and first nine months of 2003 are related to increases in premiums earned and lower prior year reserve reestimates. The following table shows the net rate changes that were approved for Allstate Canada in the third quarter and first nine months of 2003.

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	# of Jurisdictions	Weighted Average Rate Change (%)	# of Jurisdictions	Weighted Average Rate Change (%)
Standard auto	1	(6.3)	4	10.4
Non-standard auto	—	—	5	8.3
Homeowners	—	—	5	6.9

ALLSTATE FINANCIAL HIGHLIGHTS

  •
  Net income for the third quarter of 2003 increased by $110 million from the third quarter of 2002 to $119 million due to lower net realized capital losses, lower DAC amortization and higher investment margin, partially offset by lower mortality margin and higher income tax expense resulting from a favorable adjustment to tax liabilities in the prior year. Net income increased to $267 million in the first nine months of 2003 from a loss of $77 million in the same period of 2002. The increase was due to the 2002 impact of the change in accounting principle for goodwill that resulted in a charge of $283 million, after-tax, and lower net realized capital losses in 2003, partly offset by lower mortality margin.

  •
  Investments increased $7.45 billion or 13.5% compared to December 31, 2002, primarily due to fixed annuity and institutional product deposits, increased securities lending and dollar roll program borrowings, and higher unrealized net capital gains on fixed income securities.

  •
  A suite of new innovative fixed annuity products was launched during the third quarter of 2003 that are designed to be responsive to current market conditions and opportunities.

  •
  The Company announced its decision to discontinue its direct distribution business based on a market review of growth opportunities and strategic fit, and to exit the synthetic guaranteed investment contract business.

  •
  Funding agreement deposits amounted to $1.08 billion and $2.06 billion for the quarter and first nine months of 2003, respectively, compared to $182 million and $1.74 billion for the quarter and first nine months of 2002, respectively. Period to period fluctuations in funding agreement deposits are largely due to management's assessment of market opportunities.

ALLSTATE FINANCIAL OPERATIONS

        Summarized financial data is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Premiums	$309	$284	$1,018	$940
Contract charges	229	228	692	692
Net investment income	823	794	2,424	2,313
Contract benefits	(424)	(388)	(1,380)	(1,213)
Interest credited to contractholder funds	(467)	(464)	(1,380)	(1,316)
Amortization of DAC	(104)	(158)	(368)	(380)
Operating costs and expenses	(169)	(159)	(498)	(472)
Restructuring and related charges	(1)	—	(1)	(1)
Income tax expense	(61)	(25)	(159)	(165)
Realized capital gains and losses, after-tax(1)	(7)	(103)	(72)	(192)
Loss on disposition of operations, after-tax	(9)	—	(9)	—
Cumulative effect of change in accounting principle, after-tax	—	—	—	(283)

Net income (loss)	$119	$9	$267	$(77)

Investments	$62,713	$54,291	$62,713	$54,291
Separate Accounts assets	12,177	10,791	12,177	10,791

Investments, including Separate Accounts assets	$74,890	$65,082	$74,890	$65,082

(1)
Realized capital gains and losses, after-tax, are reconciled in the table on page 43.

        Life and annuity premiums and contract charges, included in the Condensed Consolidated Statements of Operations, represent premiums generated from traditional life, immediate annuities with life contingencies and other insurance products that have significant mortality or morbidity risk. Contract charges are generated from interest-sensitive life products, variable annuities, fixed annuities and other investment products for which deposits are classified as Contractholder funds or Separate Accounts liabilities. Contract charges are assessed against these contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates. As a result, changes in Contractholder funds and Separate Accounts are considered in the evaluation of growth and as indicators of future levels of revenues.

        The following table summarizes premiums and contract charges by product.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Life and annuity premiums
Life insurance
Traditional life	$101	$103	$288	$300
Workplace and other	141	137	412	410

Total life insurance	242	240	700	710
Annuities
Fixed annuities—immediate annuities with life contingencies	67	44	318	230

Total Life and annuity premiums	309	284	1,018	940
Life and annuity contract charges
Life insurance
Interest-sensitive life	152	146	456	445
Workplace and other	15	19	53	56

Total life insurance	167	165	509	501
Annuities
Fixed annuities—deferred	3	4	12	12
Fixed annuities—immediate annuities without life contingencies	7	4	16	12
Variable annuities	52	54	149	163

Total annuities	62	62	177	187
Institutional products	—	1	6	4

Total Life and annuity contract charges	229	228	692	692

Life and annuity premiums and contract charges	$538	$512	$1,710	$1,632

        The following table summarizes Life and annuity premiums and contract charges by distribution channel.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Life and annuity premiums
Allstate agencies	$83	$65	$234	$204
Specialized brokers	63	43	314	230
Independent agents	98	93	258	253
Direct marketing	65	83	212	253

Total Life and annuity premiums	309	284	1,018	940
Life and annuity contract charges
Allstate agencies	110	106	327	322
Specialized brokers	7	5	23	17
Independent agents	65	66	205	201
Financial services firms (financial institutions and broker/dealers)	45	51	135	152
Direct marketing	2	—	2	—

Total Life and annuity contract charges	229	228	692	692

Life and annuity premiums and contract charges	$538	$512	$1,710	$1,632

        Total Life and annuity premiums increased 8.8% to $309 million in the third quarter of 2003 from $284 million in the third quarter of 2002. The increase was primarily the result of higher premiums from immediate annuities with life contingencies and workplace products, partially offset by declines in premiums from the discontinuance of direct response credit insurance. The increase of immediate annuities with life contingencies was due to consumer preference as well as market and competitive conditions, which drive the level and mix of immediate annuities sold with or without life contingencies.

        Total Life and annuity contract charges were $229 million in the third quarter of 2003 compared to $228 million in the third quarter of 2002. Higher interest-sensitive life insurance contract charges from in-force business growth were mostly offset by lower surrender charges.

        For the first nine months of 2003, Life and annuity premiums and contract charges increased 4.8% compared to the first nine months of 2002. Premiums increased 8.3% in the first nine months of 2003 compared to the same period in the prior year as a result of higher premiums from immediate annuities with life contingencies and workplace products partially offset by the discontinuance of direct response credit insurance and lower traditional life premiums. Contract charges were consistent with the prior year as higher interest-sensitive life contract charges resulting from in-force business growth were offset by lower variable annuity contract charges, which resulted from lower average variable annuity account balances during the period.

        Contractholder funds, included in the Condensed Consolidated Statements of Financial Position, represent interest-bearing liabilities arising from the sale of individual products, such as interest-sensitive life, fixed annuities and bank deposits, and institutional products, such as funding agreements and guaranteed investment contracts. The balance of Contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract maturities, surrenders, withdrawals and contract charges for mortality or administrative expenses.

        The following table shows the changes in Contractholder funds.

	Changes from July 1 to September 30,		Changes from January 1 to September 30,
(in millions)	2003	2002	2003	2002
Contractholder funds, beginning balance	$43,358	$37,323	$40,751	$33,560
Deposits:
Fixed annuities (immediate and deferred)	1,581	1,518	4,053	3,586
Funding agreements	1,076	182	2,059	1,735
Other products(1)	717	783	1,922	2,061
Interest credited	467	464	1,380	1,316
Maturities, surrenders and other adjustments(2)	(1,677)	(957)	(4,643)	(2,945)

Contractholder funds, ending balance	$45,522	$39,313	$45,522	$39,313

(1)
Other products primarily include interest-sensitive life insurance and the fixed portion of variable annuity deposits. Deposits relating to the fixed portion of variable annuity contracts were $290 million and $392 million during the third quarter of 2003 and 2002, respectively, and $699 million and $921 million during the first nine months of 2003 and 2002, respectively.

(2)
Maturities, surrenders and other adjustments include institutional product maturities of $569 million and $254 million for the third quarter of 2003 and 2002, respectively, and $1.66 billion and $699 million for the first nine months of 2003 and 2002, respectively.

        Contractholder funds deposits increased in the third quarter and first nine months of 2003 compared to the same periods in the prior year due to significant increases in funding agreement and fixed annuity deposits. Period to period fluctuations in funding agreement deposits are largely due to management's assessment of market opportunities. Average Contractholder funds increased 16.0% in the third quarter and 18.4% in the first nine months of 2003 compared to the same periods in the prior year.

        Separate Accounts liabilities, included in the Condensed Consolidated Statements of Financial Position, are legally segregated from the Company's general accounts and represent contractholders' claims to the related Separate Accounts assets. Separate Accounts liabilities primarily arise from the sale of variable annuities and variable life insurance. The balance of the Separate Accounts liabilities is equal to the cumulative deposits received plus the investment performance of the related assets less the cumulative contract surrenders, withdrawals, net transfers to/from the general account and cumulative contract charges for mortality or administrative expenses.

        The following table shows the changes in Separate Accounts liabilities.

	Changes from July 1 to September 30,		Changes from January 1 to September 30,
(in millions)	2003	2002	2003	2002
Separate Accounts liabilities, beginning balance	$11,823	$12,655	$11,125	$13,587
Deposits	368	263	967	1,019
Investment results	296	(1,582)	1,266	(2,672)
Contract charges	(54)	(52)	(160)	(166)
Surrenders and other adjustments	(256)	(493)	(1,021)	(977)

Separate Accounts liabilities, ending balance	$12,177	$10,791	$12,177	$10,791

        Separate Accounts liabilities increased $354 million during the third quarter of 2003 compared to a $1.86 billion decline in the third quarter of 2002, reflecting significant improvement in investment results, lower surrenders as well as higher variable annuity deposits. Improved market results and the ongoing effect of the introduction of the Allstate Advisor variable annuity products have resulted in a sequential quarterly increase in variable annuity deposits.

        For the first nine months of 2003 compared to the same period in the prior year, higher Separate Account liabilities reflect significant improvement in investment results, partially offset by lower variable annuity deposits and higher surrenders.

        Net investment income increased 3.7% in the third quarter and 4.8% in the first nine months of 2003, compared to the same periods in the prior year. The increase in both periods was due to higher portfolio balances resulting from positive cash flows from product sales and deposits, partially offset by lower portfolio yields. The lower portfolio yields were primarily due to purchases of fixed income securities with interest rates lower than the current portfolio average. Investments as of September 30, 2003, excluding unrealized net capital gains, increased 13.2% from December 31, 2002.

        Analysis of net income is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Investment margin	$230	$201	$664	$632
Mortality margin	138	155	406	474
Maintenance charges	84	78	249	253
Surrender charges	18	20	55	57
Amortization of DAC	(104)	(158)	(368)	(380)
Operating costs and expenses	(169)	(159)	(498)	(472)
Restructuring and related charges	(1)	—	(1)	(1)
Income tax expense	(61)	(25)	(159)	(165)
Realized capital gains and losses, after-tax	(7)	(103)	(72)	(192)
Loss on disposition of operations, after-tax	(9)	—	(9)	—
Cumulative effect of change in accounting principle, after-tax	—	—	—	(283)

Net income (loss)	$119	$9	$267	$(77)

        Investment margin represents the excess of investment income earned over interest credited to policyholders and contractholders and interest expense. Investment margin increased 14.4% in the third quarter of 2003 and 5.1% in the first nine months of 2003 compared to the same periods in the prior year due to growth of in-force business and management actions to reduce crediting rates where possible, partially offset by the decline in the fixed income securities portfolio yields. For interest-sensitive fixed annuities and life products in which management has the ability to modify crediting rates, the weighted average interest crediting rate was approximately 85 basis points above the long-term underlying guaranteed rate as of September 30, 2003.

        The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2003	2002	2003	2002	2003	2002
Interest-sensitive life	6.9%	7.2%	5.1%	5.1%	1.8%	2.1%
Fixed annuities—deferred	6.3	7.0	4.5	5.5	1.8	1.5
Fixed annuities—immediate	7.8	8.2	7.1	7.1	0.7	1.1
Institutional—fixed rate contracts	6.8	7.1	6.4	5.5	0.4	1.6
Institutional—floating rate contracts	2.4	3.2	1.3	2.4	1.1	0.8
Investments supporting capital, traditional life and other products	6.5	7.0	N/A	N/A	N/A	N/A

        The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the nine months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2003	2002	2003	2002	2003	2002
Interest-sensitive life	7.0%	7.3%	5.0%	5.1%	2.0%	2.2%
Fixed annuities—deferred	6.5	7.1	4.7	5.4	1.8	1.7
Fixed annuities—immediate	7.9	8.2	7.0	7.2	0.9	1.0
Institutional—fixed rate contracts	6.7	7.4	6.2	6.1	0.5	1.3
Institutional—floating rate contracts	2.6	3.2	1.5	2.3	1.1	0.9
Investments supporting capital, traditional life and other products	6.1	7.0	N/A	N/A	N/A	N/A

        Declines in the weighted average investment spreads for fixed annuities-immediate in both periods were the result of lower fixed income securities portfolio yields. Declines in the weighted average investment spreads for institutional-fixed rate contracts in both periods were due to lower fixed income securities portfolio yields and higher average crediting rates resulting from maturities of contracts with lower crediting rates than those remaining in force.

        The following table summarizes Contractholder funds and the Reserve for life-contingent contract benefits associated with the weighted average investment yield and weighted average interest crediting rates at September 30.

(in millions)	2003	2002
Interest-sensitive life	$7,109	$6,721
Fixed annuities—deferred	24,910	20,043
Fixed annuities—immediate	9,900	9,245
Institutional—fixed rate contracts	1,621	2,522
Institutional—floating rate contracts	7,560	6,287

	51,100	44,818
FAS 115/133 market value adjustment	1,473	935
Ceded reserves	(1,158)	(1,006)
Life-contingent contracts and other	5,010	4,313

Total Contractholder funds and Reserve for life-contingent contract benefits	$56,425	$49,060

        The following table summarizes investment margin by product group.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Life insurance	$61	$59	$174	$186
Annuities	141	110	408	360
Institutional products	27	31	76	82
Bank and other	1	1	6	4

Investment margin	$230	$201	$664	$632

        Mortality margin, which represents premiums and cost of insurance contract charges less related policy benefits was $138 million or 11.0% lower in the third quarter of 2003 compared to the third quarter of 2002. During the quarter, higher variable annuity guaranteed minimum death benefit ("GMDBs") payments and the effect of the discontinuance of direct response credit insurance more than offset new business growth.    Third quarter 2003 GMDB payments of $18 million, net of reinsurance, hedging losses and other contractual arrangements ("net GMDB payments"), were $7 million higher than the third quarter of 2002, but $9 million lower compared to the second quarter of 2003. The non-renewal of direct response credit insurance resulted in a $3 million decline in the mortality margin during the third quarter of 2003 compared to the third quarter of 2002.

        For the first nine months of 2003, the mortality margin was $406 million or 14.3% below the first nine months of 2002. The impact of GMDBs in the first nine months of 2003 compared to the same period of 2002 represents $51 million of the $68 million decline. The remaining decline was due to a large number of life claims in the first quarter of 2003 and the effect of the discontinuance of direct response credit insurance, partially offset by higher mortality margin from new interest-sensitive life business and workplace products.

        The following table summarizes mortality margin by product group.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Life insurance	$159	$171	$494	$508
Annuities	(21)	(14)	(88)	(34)
Institutional products	—	(2)	—	—

Mortality margin	$138	$155	$406	$474

        Amortization of DAC decreased 34.2% and 3.2% in the third quarter and first nine months of 2003, respectively, compared to the same periods in 2002. The decline in the third quarter of 2003 compared to the same period in the prior year was primarily due to the recognition in the prior period of a net $65 million acceleration of amortization, commonly known as DAC unlocking. The decline in the first nine months of 2003 compared to the same period in the prior year was due to lower amortization on variable annuities and certain fixed annuities resulting from lower gross margins, partially offset by higher net DAC unlocking.

        Operating costs and expenses increased 6.3% during the third quarter of 2003 compared to the third quarter of 2002. The increase was primarily attributable to higher employee related benefit and technology related expenses as well as increased non-deferrable commissions. Operating costs and expenses increased 5.5% during the first nine months of 2003 compared to the same period of 2002 due to higher employee related benefit and technology expenses as well as increased non-deferrable commissions, partly offset by lower litigation related expenses.

        Realized capital gains and losses are presented in the following table. After-tax realized capital gains and losses are presented net of the effects of DAC amortization to the extent that such amortization effects resulted from the recognition of realized capital gains and losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Investment write-downs	$(26)	$(107)	$(146)	$(165)
Sales	(16)	(51)	48	(94)
Valuation of derivative instruments	33	3	11	(23)
Settlement of derivative instruments	6	(9)	4	(6)

Realized capital gains and losses, pretax	$(3)	$(164)	$(83)	$(288)
Reclassification of Amortization of DAC	(6)	5	(31)	2
Income tax benefit	2	56	42	94

Realized capital gains and losses, after-tax	$(7)	$(103)	$(72)	$(192)

        For a further discussion of realized capital gains and losses, see "Investments".

INVESTMENTS

        The composition of the investment portfolio at September 30, 2003 is presented in the following table.

	Property-Liability		Allstate Financial		Corporate and Other		Total
(in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities(1)	$31,235	83.4%	$52,807	84.2%	$1,180	89.3%	$85,222	84.0%
Equity securities	4,581	12.2	163	0.3	—	—	4,744	4.7
Mortgage loans	49	0.1	6,377	10.2	—	—	6,426	6.3
Short-term	1,596	4.3	1,791	2.8	139	10.5	3,526	3.5
Other	3	—	1,575	2.5	3	0.2	1,581	1.5

Total	$37,464	100.0%	$62,713	100.0%	$1,322	100.0%	$101,499	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $29.48 billion, $49.08 billion and $1.07 billion for Property-Liability, Allstate Financial, and Corporate and Other, respectively.

        Total investments increased to $101.50 billion at September 30, 2003 from $90.65 billion at December 31, 2002 due to positive cash flows from operating and financing activities, increased funds associated with securities lending and dollar roll programs and increased unrealized gains on fixed income securities generated in a lower interest rate environment.

        Property-Liability investments were $37.46 billion at September 30, 2003 compared to $34.25 billion at December 31, 2002, due to positive cash flows from operations partially offset by dividends paid by Allstate Insurance Company ("AIC") to The Allstate Corporation.

        Allstate Financial investments were $62.71 billion at September 30, 2003 compared to $55.26 billion at December 31, 2002. The increase in Allstate Financial investments was primarily due to positive cash flows from operating and financing activities, increased funds associated with securities lending and dollar roll programs and increased unrealized gains on fixed income securities.

        Total investment balances related to funds associated with securities lending and dollar roll programs increased to $4.65 billion at September 30, 2003, from $2.98 billion at December 31, 2002.

        The Unrealized net capital gains on fixed income and equity securities at September 30, 2003 were $6.45 billion, an increase of $957 million or 17.4% since December 31, 2002. The net unrealized gain for the fixed income portfolio totaled $5.59 billion, comprised of $5.97 billion of unrealized gains and $382 million of unrealized losses at September 30, 2003, compared to a net unrealized gain for the fixed income portfolio totaling $5.03 billion at December 31, 2002, comprised of $5.51 billion of unrealized gains and $481 million of unrealized losses. At September 30, 2003, 49.0% of the unrealized losses for the fixed income portfolio were concentrated in the corporate fixed income portfolio and 24.9% of fixed income unrealized losses were in the municipal portfolio. Corporate fixed income net unrealized gains totaled $2.51 billion comprised of $2.70 billion of unrealized gains and $187 million of unrealized losses. The unrealized losses for the corporate fixed income portfolio were concentrated in the transportation, banking and basic industry sectors. These sectors comprised $97 million or 51.9% of the unrealized losses and $670 million or 24.8% of the unrealized gains in the corporate fixed income portfolio. No other sector accounted for more than 10% of unrealized losses in the corporate fixed income portfolio.

        The net unrealized gain for the equity portfolio totaled $858 million, comprised of $895 million of unrealized gains and $37 million of unrealized losses at September 30, 2003, compared to a net unrealized gain for the equity portfolio totaling $460 million at December 31, 2002, comprised of $562 million of unrealized gains and $102 million of unrealized losses. At September 30, 2003, the consumer non-cyclical sector represented $163 million or 18.2% of the unrealized gains and $12 million or 32.4% of the unrealized losses in the equity portfolio. The remaining unrealized gains and losses were spread across multiple sectors.

        Securities with an unrealized loss greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities for a period of six or more consecutive months but less than 12 consecutive months had unrealized losses of $36 million at September 30, 2003, compared to $67 million of unrealized losses at December 31, 2002. This decrease was primarily related to a decline in unrealized losses for the utility sector, partially offset by an increase in unrealized losses for the transportation sector. Securities with an unrealized loss greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities for 12 or more consecutive months had unrealized losses of $12 million at September 30, 2003 compared to unrealized losses of $15 million at December 31, 2002.

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

        The following table summarizes problem, restructured and potential problem fixed income securities.

	September 30, 2003			December 31, 2002
(in millions)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$294	$293	0.3%	$295	$279	0.4%
Restructured	63	61	0.1	42	36	—
Potential problem	391	365	0.4	647	572	0.7

Total net carrying value	$748	$719	0.8%	$984	$887	1.1%

Cumulative write-downs recognized	$369			$474

        As of September 30, 2003, the balance of fixed income securities that the Company categorizes as potential problem declined from the balance as of year-end 2002. The decrease was related primarily to the sale of holdings in this category due to specific developments in the first nine months of the year causing a change in Allstate's outlook and intent to hold those securities. The Company evaluated each of these securities through its watch list process at September 30, 2003 and recorded write-downs on securities that are deemed to be other than temporarily impaired. Approximately $29 million of net unrealized losses at September 30, 2003 are related to securities that the Company has included in the problem, restructured or potential problem categories. These securities represent 0.8% of the fixed income portfolio. The Company concluded, through its watch list monitoring process, that these unrealized losses were temporary in nature. While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain a relatively low percentage of the total fixed income securities portfolio.

        The following table describes the components of realized capital gains and losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Investment write-downs	$(35)	$(143)	$(228)	$(248)
Sales
Fixed income and equity securities	106	(167)	293	(211)
Other	2	2	6	8

Total sales	108	(165)	299	(203)
Valuation of derivative instruments	34	(5)	17	(55)
Settlement of derivative instruments	(4)	(106)	2	(169)

Realized capital gains and losses, pretax	103	(419)	90	(675)
Reclassification of Amortization of DAC	(6)	5	(31)	2
Income tax (expense) benefit	(35)	148	(13)	236

Realized capital gains and losses, after-tax	$62	$(266)	$46	$(437)

        Sales of fixed income securities in the third quarter and first nine months of 2003 resulted from actions taken to reduce credit exposure to certain issuers or industries and to provide liquidity for the purchase of investments that better meet investment objectives. Sales also include fees received from prepayments of fixed income securities and mortgage loans totaling $21 million and $46 million for the third quarter and first nine months of 2003, respectively, compared to $22 million and $55 million for the same periods of 2002, respectively.

CAPITAL RESOURCES AND LIQUIDITY

        Capital Resources consist of shareholders' equity, mandatorily redeemable preferred securities and debt, representing funds deployed or available to be deployed to support business operations. The following table summarizes Allstate's capital resources.

(in millions)	September 30, 2003	December 31, 2002
Common stock, retained earnings and other shareholders' equity items	$17,159	$15,705
Accumulated other comprehensive income	2,201	1,733

Total shareholders' equity	19,360	17,438
Mandatorily redeemable preferred securities	—	200
Debt	4,378	4,240

Total capital resources	$23,738	$21,878

Ratio of debt and mandatorily redeemable preferred securities to shareholders' equity	22.6%	25.5%

        Shareholders' equity increased $1.92 billion in the first nine months of 2003 when compared to year-end 2002, as Net income and unrealized net capital gains on investments were partially offset by dividends paid to shareholders and share repurchases. During the first nine months of 2003, the Company acquired 3.26 million shares of its stock at a cost of $111 million primarily as part of the current 3-year $500 million stock repurchase program. This program was 22.2% complete at September 30, 2003.

        Debt increased in the first nine months of 2003 compared to December 31, 2002 due to the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities" and increases in long-term borrowings outstanding, partly offset by declines in short-term borrowings outstanding. The adoption of FIN 46, effective July 1, 2003, increased long-term debt by $346 million, including $102 million for the consolidation of a variable interest entity ("VIE") for a headquarters office building and up to 38 automotive collision repair stores, $44 million for the consolidation of the debt of a previously unconsolidated investment security, and $200 million of debt for a VIE that issued mandatorily redeemable preferred securities and had previously been consolidated but is no longer required to be consolidated. For more information on the adoption of FIN 46, see Note 2 of the Condensed Consolidated Financial Statements. In June 2003, the Company issued $400 million of 5.350% Senior Notes due in 2033, utilizing the registration statement filed with the Securities and Exchange Commission ("SEC") in June 2000. The proceeds of this issuance were used to redeem the $300 million of 6 3/4% Notes due 2003 and for general corporate purposes.

        At September 30, 2003, the Company had no outstanding commercial paper borrowings.

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

        Liquidity    The following table summarizes consolidated cash flow activities by business segment for the first nine months of 2003.

(in millions)	Property- Liability	Allstate Financial	Corporate and Other	Consolidated
Cash flow provided by (used in):
Operating activities	$3,114	$1,745	$—	$4,859
Investing activities	(2,358)	(5,360)	(135)	(7,853)
Financing activities	1	3,526	(748)	2,779

Net (decrease) increase in consolidated cash				$(215)

        The Company's operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet the liquidity requirements of the Company. The Corporate and Other segment also includes $1.16 billion of investments held by the Company's subsidiary, Kennett Capital.

        The payment of dividends by AIC is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. In the twelve-month period ending October 31, 2003, AIC paid dividends of $694 million. Based on the greater of 2002 statutory net income or 10% of statutory surplus, the maximum amount of dividends AIC is able to pay without prior Illinois Department of Insurance approval at a given point in time during 2003 is $1.43 billion, less dividends paid during the preceding twelve months measured at that point in time. Notification and approval of intercompany lending activities is also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.

        A portion of Allstate Financial's diversified product portfolio, primarily fixed annuity and interest-sensitive life insurance products, is subject to surrender and withdrawal at the discretion of contractholders and therefore represents a significant potential use of cash in each fiscal period. These surrenders and withdrawals for Allstate Financial for the three-month and nine-month periods ending September 30, 2003 were $704 million and $2.00 billion compared with $524 million and $1.49 billion for the same periods last year. These surrenders and withdrawals for the first nine months of 2003 represented 4.4% of the Contractholder funds balance at September 30, 2003, compared to 3.8% in the first nine months of last year.

        The Company has made contributions to its pension plans during the nine months ended September 30, 2003 totaling $331 million, and estimates that it will make an additional contribution totaling approximately $530 million during October 2003. The Company updates its minimum pension liability on October 31 of each year and estimates that the minimum pension liability at December 31, 2003, after the impact of these contributions, will be approximately $350 million to $400 million, after-tax, compared to $820 million at December 31, 2002. Changes in the minimum pension liability are reflected in Accumulated other comprehensive income on the Company's Condensed Consolidated Statements of Financial Position.

        The Company has access to additional borrowing to support liquidity as follows:

  •
  Allstate has a commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of September 30, 2003, the remaining borrowing capacity under the commercial paper program was $1.00 billion, however, the outstanding balance fluctuates daily.

  •
  Allstate has two primary credit facilities and one additional credit facility totaling $1.20 billion as potential sources of funds to meet short-term liquidity requirements: a $575 million five-year revolving line of credit expiring in 2006, a $575 million 364-day revolving line of credit expiring in the second quarter of 2004 and a $50 million one-year revolving line of credit expiring in the third quarter of 2004. The rights to borrow on the five-year and 364-day lines of credit are subject to requirements that are customary for facilities of this size, type and purpose. For example, the Company's ratio of total debt to total capital (as defined in the agreements) cannot exceed a designated level. This requirement is currently being met and management expects to continue to meet it in the future. There were no borrowings under any of these lines of credit during the first nine months of 2003. The total amount outstanding at any point in time under the combination of the commercial paper program and the three credit facilities is limited to $1.20 billion.

  •
  The Company has the right to issue up to an additional $2.80 billion of debt securities, common stock, preferred stock, trust preferred securities or debt warrants utilizing the shelf registration statement filed with the SEC in August 2003.

OFF-BALANCE SHEET ARRANGEMENTS

        The Company's use of off-balance sheet arrangements is limited to two VIEs, none of which have been invested in by members of management, used to hold assets managed by Allstate Investment Management Company on behalf of unrelated third-party investors. At September 30, 2003, these VIEs had assets consisting of bank loans, bonds and cash totaling $718 million and liabilities in the form of long-term notes totaling $701 million. The Company and unrelated third parties made initial equity investments in these VIEs of $24 million and $32 million, respectively. The Company's maximum loss exposure to these VIEs is limited to its current carrying value of $9 million, reflected and accounted for in the investment section of the Company's Condensed Consolidated Statements of Financial Position. The Company recognized revenue and received cash in the form of management fees of $2 million from these VIEs for the nine months ended September 30, 2003.

        The Company is in the process of assessing if the VIEs used to hold assets managed by Allstate Investment Management Company on behalf of unrelated third-party investors meet the criteria to be considered variable interest entities pursuant to the pending accounting guidance of FIN 46, "Consolidation of Variable Interest Entities" and will require consolidation.

RECENT DEVELOPMENTS

  •
  During October and November of 2003, the Company incurred catastrophe losses related to wildfires in the state of California. These losses are preliminarily estimated to be between $290 million and $330 million, pretax.

  •
  Certain participants in the mutual fund industry have recently been investigated for alleged improper share trading practices. This negative publicity could potentially harm the confidence of investors in the mutual fund industry and have residual effects on sales of the Company's variable annuity products, which have underlying investments in mutual funds. Management currently does not expect that any effect on sales from these allegations will have a material impact on the Condensed Consolidated Statements of Operations or Financial Position.

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

        These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "seeks," "expects," "will," "should," "anticipates," "estimates," "intends," "believes," "likely," "targets" and other words with similar meanings. These statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Management believes that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Factors which could cause actual results to differ materially from those suggested by such forward-looking statements, include but are not limited to those discussed or identified in this document (including the risk factors described below) and in the Company's public filings with the SEC.

  •
  Premiums written growth may not be commensurate with the weighted average rate changes reported for 2003 in the Allstate Protection business. For example, growth may be lower than indicated by the weighted average rate changes due to a decrease in PIF.

  •
  Management expects that the total amount of securities categorized as problem, restructured or potential problem will remain a relatively low percentage of the total fixed income securities portfolio. However, the amount so categorized could change for a variety of reasons, including adverse general economic conditions or adverse conditions in particular economic sectors represented in the Company's investment portfolio.

RISK FACTORS

        The following risk factor should be considered in addition to the risk factors identified in the Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Forward-Looking Statements and Risk Factors Affecting Allstate," in Appendix D to the Company's Notice of Annual Meeting and Proxy Statement dated March 28, 2003.

  •
  Because of the exposure of the Allstate Protection segment to catastrophic events, the Company's financial results may vary significantly from one period to the next. In addition, because Reserves for property-liability insurance claims and claims expense are based on estimates of losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded reserves and such variance may adversely affect our operating results and financial condition.

  •
  Conditions in the United States and international stock markets affect Allstate Financial's sales of variable annuities. Recent allegations of improper or illegal trading activities at large mutual fund complexes could affect the stock markets. In general, sales of variable annuities decrease when stock markets are declining over an extended period of time. The effect of decreasing Separate Accounts balances resulting from volatile equity markets, lower underlying fund performance or declining consumer confidence could cause contract charges earned to decrease. These factors could also result in accelerated DAC amortization and require increases in statutory reserves, which reduce statutory capital and surplus.

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

  (b)
  Current Reports on Form 8-K were filed during the third quarter of 2003 on the following dates for the items indicated:

    July 16, 2003, Items 7 and 9, regarding results of operations and financial condition for the quarter ended June 30, 2003

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation (Registrant)
November 14, 2003	By /s/ SAMUEL H. PILCH . Samuel H. Pilch Controller (chief accounting officer and duly authorized officer of Registrant)

Exhibit No.	Description
4
Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.
10.1	The Allstate Corporation Equity Incentive Plan for Non-Employee Directors as Amended and Restated on September 8, 2003 effective as of June 1, 2004.
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 12, 2003, concerning unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications

E-1

QuickLinks