Form 10-K
period 2003-12-31
ALLSTATE CORP
filed 2004-03-11
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11840

THE ALLSTATE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	36-3871531 (I.R.S. Employer Identification Number)
2775 Sanders Road, Northbrook, Illinois (Address of principal executive offices)	60062 (Zip Code)

Registrant's telephone number, including area code: (847) 402-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class on which registered	Name of each exchange
Common Stock, par value $0.01 per share	New York Stock Exchange Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒        No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒        No ☐

        The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2003, was approximately $24.89 billion.

        As of February 27, 2004, the registrant had 704,768,048 shares of common stock outstanding.

Documents Incorporated By Reference

        Portions of the following documents are incorporated herein by reference as follows:

        Part III of this Form 10-K incorporates by reference certain information from the registrant's Notice of Annual Meeting and Proxy Statement dated March 26, 2004 (the "Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Part I

Item 1. Business

        The Allstate Corporation was incorporated under the laws of the State of Delaware on November 5, 1992 to serve as the holding company for Allstate Insurance Company. Its business is conducted principally through Allstate Insurance Company, Allstate Life Insurance Company and their affiliates (collectively, including The Allstate Corporation, "Allstate"). Allstate is engaged in the personal property and casualty insurance business and the life insurance, retirement and investment products business. It conducts its business primarily in the United States and Canada.

        The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate®" slogan, Allstate provides insurance products to more than 16 million households and has approximately 12,900 exclusive agencies and exclusive financial specialists in the United States and Canada. Allstate is the second-largest personal property and casualty insurer in the United States on the basis of 2002 statutory premiums earned and the nation's 13th-largest life insurance business on the basis of 2002 ordinary life insurance in force and 19th on the basis of 2002 statutory admitted assets.

        Allstate has four business segments:

  •
  Allstate Protection

  •
  Allstate Financial

  •
  Discontinued Lines and Coverages

  •
  Corporate and Other

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

GOAL

        Allstate's goal is to be a leading provider of personal property and casualty insurance and personal life insurance, retirement and investment products. To achieve this goal, we intend to become better and bigger in personal property and casualty insurance and broader in personal life insurance, retirement and investment products by focusing our attention on the following priorities:

  •
  Meeting customers needs

  •
  Helping middle America achieve financial security

  •
  Improving relationships with agencies

  •
  Deepening our relationships with our financial partners

  •
  Continuing profitable growth

  •
  Maintaining our financial strength

        In pursuit of our goal, we may engage in selective business start-ups, acquisitions and alliances. However, we also intend to maintain discipline in our capital and expense management in order to create long-term shareholder value.

ALLSTATE PROTECTION SEGMENT

Products

        Our Allstate Protection segment accounted for 91% of Allstate's 2003 consolidated insurance premiums. In this segment, we sell principally private passenger auto and homeowners insurance. However, we also sell a variety of other personal property and casualty insurance products, including landlords, personal umbrella, renters, condominium, residential fire, manufactured housing, boat owners and selected commercial property and casualty and we participate in the "involuntary" or "shared" private passenger auto insurance business in order to maintain our licenses to do business in many states. Through Allstate Motor Club, Inc. we also provide travel plans and emergency road service.

        We evaluate the results of this segment based primarily upon underwriting results and premium growth.

        Information regarding the last three years' revenues and income from operations attributable to the Allstate Protection segment is contained in Note 18 of the Consolidated Financial Statements. Note 18 also includes information regarding the last three years' identifiable assets attributable to our property-liability operations, which includes our Allstate Protection segment and our Discontinued Lines and Coverages segment. Note 18 is incorporated in this Part I, Item 1 by reference.

        Information regarding the amount of premium earned for Allstate Protection segment products for the last three years is set forth in Part II, Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, page 38, in the table regarding premiums earned by brand. That table is incorporated in this Part I, Item 1 by reference.

Risk Management, Underwriting and Pricing

        Strategic Risk Management.    Strategic Risk Management (SRM) is a tier-based pricing, underwriting and marketing program. Tier-based pricing and underwriting produces a broader range of premiums that is more refined than the range generated solely by the pre-SRM standard/non-standard model that we used. Our tier-based pricing and underwriting is designed to enhance Allstate's competitive position with respect to "high lifetime value" market segments while maintaining or improving profitability. When implementing SRM, we have introduced the use of insurance scoring based on credit history, where legally permissible, to increase the accuracy of our risk evaluation. SRM uses insurance scoring in addition to, and not instead of, other risk evaluation factors. For automobile insurance, these other factors include, to the extent legally permissible, loss history, driving record, car year and make, and marital status. For property insurance, these other factors include, to the extent legally permissible, loss history, condition of the property, and proximity to a fire department.

        Since we began using SRM several years ago, our use of it has been focused primarily on acquiring and retaining new business. We intend to continue to implement and refine SRM in accordance with state regulatory processes.

        We have been separating our private passenger auto insurance into standard and non-standard categories for pricing and/or underwriting purposes. Generally, standard customers are expected to have lower risks of loss than non-standard customers. But our rating plans for private passenger auto insurance are no longer consistently segregated into these categories. In some states, we have implemented SRM and modified our underwriting criteria in a way that allows us to write what might be considered both standard and non-standard business with one rating plan, which might be considered a standard rating plan designed to accommodate non-standard risks. As the implementation of SRM continues, the distinctions between standard and non-standard may become less important in certain states, depending upon how SRM is implemented.

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

        Involuntary.    The Allstate Protection segment participates in the "involuntary" or "shared" private passenger auto insurance business. This business provides auto insurance to individuals who would otherwise be unable to obtain it due to their driving records or other factors. Like all auto insurers, Allstate is required to write or share the cost of this business in order to maintain its licenses to do business in many states.

        Retention.    As is true for the industry in general, costs attributable to our personal property and casualty products are generally higher during the first year an insurance policy is in effect than in subsequent years. Certain costs of issuing an insurance policy, such as processing and inspection expenses generally occur only in the first year the policy is in force. Policies that remain in force generally become more profitable over time. Accordingly, customer retention is an important factor in the segment's profitability and a key element of our strategy in this business.

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

Distribution

        The Allstate Protection segment sells private passenger auto and homeowners insurance primarily through agencies.

        The Allstate brand products are sold primarily through Allstate exclusive agencies and, to a lesser extent, through independent agencies in areas not served by exclusive agencies. However, in those states where we have implemented The Good Hands® Network, consumers can also purchase certain Allstate personal insurance products and obtain service through our Customer Information Centers and, in many of those states, over the Internet. The Good Hands Network—a multi-access platform that integrates the local Allstate exclusive agencies, the Internet and our Customer Information Centers—is available in 30 states and the District of Columbia to over 85% of the United States population. In some states where we have implemented The Good Hands Network, but where customers cannot use the Internet to purchase our products, they can use it to get information and service on a limited basis.

        Our Ivantage business sells EncompassSM and Deerbrook® brand products through independent agencies. The Encompass brand includes standard private passenger auto and homeowners insurance products while the Deerbrook brand includes non-standard private passenger auto insurance.

        Our broad-based network of approximately 11,200 Allstate exclusive agencies in approximately 9,800 locations in the U.S. produced approximately 79% of the Allstate Protection segment's written premiums in 2003. The rest was generated primarily by approximately 14,200 independent agencies. We are among the four largest providers of personal property and casualty insurance products through independent agencies in the United States, based on statutory written premium information published by A.M. Best and our analysis of publicly available GAAP financial statements of our principal competitors in the independent agency channel.

Geographic Markets

        The principal geographic markets for our personal property and casualty products are in the United States. Through various subsidiaries, we are authorized to sell various types of personal property and casualty insurance in all 50 states, the District of Columbia and Canada.

        The following table reflects, in percentages, the principal geographic distribution of premiums earned for the segment for the year ended December 31, 2003. No other jurisdiction accounted for more than five percent of the premiums earned for the Allstate Protection segment.

Texas	11.5%
California	10.7%
New York	10.5%
Florida	9.6%

        Our underwriting strategy for homeowners insurance is to target customers whose risk of loss provides Allstate with the best opportunity for profitable growth. This includes managing exposure on policies in geographic areas where the potential loss from catastrophes exceeds acceptable levels.

Competition

        The markets for personal private passenger auto and homeowners insurance are highly competitive. The following charts provide the market shares of our principal competitors in the U.S. by direct written premium for the year ended December 31, 2002 (the most recent date such competitive information is available) according to A. M. Best.

Private Passenger Auto Insurance		Homeowners Insurance
Insurer	Market Share	Insurer	Market Share
State Farm	19.6%	State Farm	22.5%
Allstate*	11.3%	Allstate*	12.7%
Progressive	5.7%	Farmers	8.2%
Farmers	5.4%	Nationwide	4.6%
Geico	4.7%	USAA	3.6%
Nationwide	4.6%	Travelers	3.4%

*
Allstate's market shares, above, are the sum of the market shares reported by A.M. Best for Allstate Insurance Group and for the personal lines insurance business of CNA Insurance Companies, which Allstate acquired in 1999.

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

        The following chart shows the approximate amount of personal property and casualty statutory premiums generated in three primary distribution channels in the U.S. in 2002:

Exclusive agencies (employee and independent contractors)	$124.0 billion
Independent agencies	$64.2 billion
Direct response (call centers and Internet)	$22.4 billion

ALLSTATE FINANCIAL SEGMENT

Products

        The Allstate Financial products are listed below. We continue to develop new versions of these products to satisfy evolving consumer needs.

Insurance
Term life Universal life Single premium life Variable life Variable universal life Whole life Long-term care Accidental death	Hospital indemnity Disability income Cancer Accident Critical illness Dental Heart/stroke Limited benefit medical
Annuities	Other
Fixed annuities (Immediate and deferred, including indexed) Variable annuities Structured settlement annuities	Funding agreements Certificates of deposit Money market accounts Savings accounts Checking accounts First mortgage loans

        During 2003, we discontinued sales of traditional guaranteed investment contracts (GICs) and synthetic GICs.

        Information regarding the last three years' revenues and income from operations attributable to the Allstate Financial segment is contained in Note 18 of the Consolidated Financial Statements. Note 18 also includes information regarding the last three years' identifiable assets attributable to the Allstate Financial segment. Note 18 is incorporated in this Part I, Item 1 by reference.

        Information regarding premiums and contract charges for Allstate Financial segment products for the last three years is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, page 60, in the table that summarizes premiums and contract charges by product. That table is incorporated in this Part I, Item 1 by reference.

Risk Management, Underwriting and Pricing

        For individual life insurance policies, we use detailed and uniform underwriting policies and procedures to assess and quantify the risk of each applicant. In some cases we require medical examinations and in some cases we may order attending physicians statements and consumer investigative reports. For supplemental accident and health insurance products, we use a more simplified underwriting approach.

        Structured settlement annuities and immediate annuities are underwritten using recent mortality experience and an assumption of continued improvement in annuitant longevity.

        Some of our life insurance policies allow us to adjust charges and credits, generally, to reflect changes from expected mortality and expense experience or higher or lower investment returns. However, we are subject to contractual maximum charges and minimum crediting rates and state regulatory limits on increasing charges after a policy is issued.

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

        For funding agreements, our risk management strategy is based on:

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

Distribution

        The Allstate Financial segment distributes its products through various distribution channels, as described below. This multi-channel distribution strategy results in a broad distribution network and increases operating flexibility while allowing us to focus our marketing efforts.

        Independent Agents.    Through master brokerage agencies, we use independent agents to distribute term life insurance, universal life insurance, variable universal life insurance, fixed annuities (immediate and deferred, including indexed), variable annuities and long-term care insurance.

        Allstate Exclusive Agencies.    Through Allstate agencies, we use exclusive agents and exclusive financial specialists to increase sales of our personal life insurance, retirement and investment products. The products distributed through this channel include term life insurance, whole life insurance, universal life insurance, variable universal life insurance, deferred fixed annuities, variable annuities, long-term care insurance, disability income insurance, cancer insurance, certificates of deposit, money market accounts, savings accounts, checking accounts, first mortgage loans and non-proprietary mutual funds.

        Broker-Dealers.    Through broker-dealers across the country, we target consumers who want assistance in investing for retirement. The products that we distribute through broker-dealers include fixed annuities (deferred, including indexed), variable annuities and single premium variable life insurance. We have established distribution arrangements with most national broker-dealers and regional firms and with many independent broker-dealers.

        Financial Institutions.    We also use financial institutions across the country to target consumers who want assistance in investing for retirement. The products that we distribute through financial institutions include fixed annuities (deferred, including indexed), variable annuities, single premium fixed life insurance and single premium variable life insurance. We have established distribution arrangements with a growing number of leading financial institutions.

        Direct Marketing.    In 2003, we continued to use direct marketing techniques such as telemarketing and direct mail to distribute primarily term life insurance, accidental death insurance and hospital indemnity products. However, we intend to dispose of this distribution channel in 2004.

        Workplace Marketing.    Through workplace marketing, we target employees primarily of small and medium size firms. We examine the benefit programs offered by these firms and recommend personal insurance products that complement and supplement their existing plans. Then we offer the recommended products to the employees on a voluntary participation basis, with premiums paid through payroll deductions. The insurance products that we sell through workplace marketing include universal life, term life, disability income, cancer, accident, critical illness, heart/stroke, hospital indemnity, limited benefit medical and dental insurance.

        Institutional Investors—Funding Agreements.    Primarily, we sell funding agreements directly to variable interest entities that issue medium-term notes through investment banks to investors seeking high-quality, fixed-income investments. However, we also sell funding agreements, directly or through specialized brokers, to short-term institutional money managers seeking high-quality investments with reasonable liquidity. Approximately 84% of our funding agreement sales are derived from transactions in which a variable interest entity purchases a funding agreement with terms similar to those of notes issued by the variable interest entity to institutional investors. The level of funding agreement sales to variable interest entities is dependent on conditions in the capital markets. As a result, sales of funding agreements can vary widely from one reporting period to another.

        Structured Settlement Annuities.    We have relationships with several structured settlement brokers and brokerage firms across the country. In addition, a significant number of the structured settlement annuities that we sold in 2003 originated with cases referred from claims activity in our Allstate Protection segment.

        The following table lists the Allstate Financial segment's major distribution channels with the associated primary products and targeted customers.

Distribution Channel	Primary Products	Targeted Customers
Independent agents	Term life insurance Universal life insurance Variable universal life insurance Fixed annuities (Immediate and deferred, including indexed) Variable annuities Long-term care insurance	Affluent and middle-income consumers with retirement and family financial protection needs
Allstate Exclusive Agencies
Term life insurance
Whole life insurance
Universal life insurance
Variable universal life insurance
Fixed annuities
(Deferred)
Variable annuities
Long-term care insurance
Disability income insurance
Cancer insurance
Certificates of deposit
Money market accounts
Savings accounts
Checking accounts
First mortgage loans
	Nonproprietary mutual funds	Moderate and middle-income consumers with retirement and family financial protection needs

Broker-dealers	Fixed annuities (Deferred, including indexed) Variable annuities Single premium variable life insurance	Affluent and middle-income consumers with retirement needs
Financial institutions	Fixed annuities (Deferred, including indexed) Variable annuities Single premium fixed life insurance Single premium variable life insurance	Middle-income consumers with retirement needs
Direct marketing	Term life insurance Accidental death insurance Hospital indemnity	Moderate-income consumers with family financial protection needs
Workplace marketing
Universal life insurance
Term life insurance
Disability income insurance
Cancer insurance
Accident insurance
Critical illness
Heart/stroke insurance
Hospital indemnity
Limited benefit medical insurance
	Dental insurance	Moderate and middle-income consumers with family financial protection needs employed primarily by small and medium size firms
Direct marketing and specialized brokers to institutional investors	Funding agreements	Institutional investors
Structured settlement annuity brokers	Structured settlement annuities	Typically used to fund or annuitize large claims or litigation settlements

Geographic Markets

        We sell our personal life insurance, retirement, investment, and supplemental accident and health products throughout the United States. Through subsidiary insurance companies, we are authorized to sell various types of these products in all 50 states, the District of Columbia, Puerto Rico, Guam and the U.S. Virgin Islands.

        We sell funding agreements in the United States and in the Cayman Islands. However, in the Cayman Islands, our distribution is generally limited to selling funding agreements to support medium-term note programs.

        The following table reflects, in percentages, the principal geographic distribution of statutory premiums and annuity considerations for the Allstate Financial segment for the year ended December 31, 2003, based on information contained in statements filed with state insurance departments. Approximately 93.81% of the statutory premiums and annuity considerations generated in Delaware represent deposits received in connection with funding agreements sold to a variable interest entity domiciled in Delaware. No other jurisdiction accounted for more than five percent of the statutory premiums and annuity considerations.

Delaware	16.6%
California	9.5%
New York	6.3%
Florida	6.2%
Texas	5.1%
Pennsylvania	5.1%

Competition

        With regard to our personal life insurance, retirement, investment and supplemental accident and health insurance products, we compete principally on the basis of the scope of our distribution systems, the breadth of our product offerings, the recognition of our brands, our financial strength and ratings, our product features and prices, and the level of customer service that we provide. In addition, with respect to variable life and variable annuity products, we compete on the basis of the variety of providers and choices of funds for our separate accounts and the management and performance of those funds within our separate accounts.

        The market for these products continues to be highly fragmented and competitive. As of December 31, 2002, there were approximately 780 groups of life insurance companies in the United States, most of which offered one or more products similar to the Allstate Financial segment's products. Based on information contained in statements filed with state insurance departments, as of December 31, 2002, the Allstate Financial segment ranked 13th based on ordinary life insurance in force and 19th based on statutory admitted assets. In some states, we compete with banks and savings and loan associations in the sale of life insurance products. In addition, because many of these products include a savings or investment component, our competition includes securities firms, investment advisors, mutual funds, banks and other financial institutions. Competitive pressure is growing due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.

OTHER BUSINESS SEGMENTS

        Our Corporate and Other segment is comprised of holding company activities and certain non-insurance operations. Note 18 of the Consolidated Financial Statements contains information regarding the revenues, income from operations, and identifiable assets attributable to our Corporate and Other segment over the last three years.

        Our Discontinued Lines and Coverages segment includes results from insurance coverage that we no longer write and results for certain commercial and other business in run-off. Our exposure to asbestos, environmental and other discontinued lines claims arises in this segment. Note 18 of the Consolidated Financial Statements contains information for the last three years regarding revenues, income from operations, and identifiable assets attributable to our property-liability operations, which includes both our Allstate Protection segment and our Discontinued Lines and Coverages segment. Note 18 is incorporated in this Part I, Item 1 by reference.

RESERVE FOR PROPERTY-LIABILITY CLAIMS AND CLAIMS EXPENSE

        The following information regarding reserves applies to all of our property-liability operations, encompassing both the Allstate Protection segment and the Discontinued Lines and Coverages segment.

Reconciliation of Claims Reserves

        The following tables are summary reconciliations of the beginning and ending property-liability insurance claims and claims expense reserves, displayed individually for each of the last three years. The first table presents reserves on a gross (before reinsurance) basis. The end of year gross reserve balances are reflected in the Consolidated Statements of Financial Position. The second table presents reserves on a net (after reinsurance) basis. The total net property-liability insurance claims and claims expense amounts are reflected in the Consolidated Statements of Operations.

GROSS

	Year Ended December 31,
($ in millions)	2003	2002	2001
Gross reserve for property-liability claims and claims expense, beginning of year	$16,690	$16,500	$16,859
Incurred claims and claims expense
Provision attributable to the current year	17,183	17,237	17,495
Change in provision attributable to prior years	704	765	508

Total claims and claims expense	17,887	18,002	18,003
Claim payments
Claims and claims expense attributable to current year	10,240	10,690	11,386
Claims and claims expense attributable to prior years	6,623	7,122	6,976

Total payments	16,863	17,812	18,362

Gross reserve for property-liability claims and claims expense, end of year as shown on 10-K loss reserve development table	$17,714	$16,690	$16,500

NET

	Year Ended December 31,
($ in millions)	2003	2002	2001
Net reserve for property-liability claims and claims expense, beginning of year	$15,018	$14,833	$15,225
Incurred claims and claims expense
Provision attributable to the current year	17,031	16,972	17,190
Change in provision attributable to prior years	401	685	342

Total claims and claims expense	17,432	17,657	17,532
Claim payments
Claims and claims expense attributable to current year	10,195	10,598	11,176
Claims and claims expense attributable to prior years	6,275	6,874	6,748

Total payments	16,470	17,472	17,924

Net reserve for property-liability claims and claims expense, end of year as shown on 10-K loss reserve development table(1)	$15,980	$15,018	$14,833

(1)
Reserves for claims and claims expense are net of reinsurance of $1.73 billion, $1.67 billion and $1.67 billion at December 31, 2003, 2002 and 2001, respectively.

        The year-end 2003 gross reserves of $17.71 billion for property-liability insurance claims and claims expense, as determined under GAAP, were $2.69 billion more than the net reserve balance of $15.02 billion recorded on the basis of statutory accounting practices for reports provided to state regulatory authorities. The principal differences are reinsurance recoverables from third parties totaling $1.73 billion that reduce reserves for statutory reporting and are recorded as assets for GAAP reporting and a liability for $0.10 billion that represents a deposit on assumed reinsurance from the acquisition of CNA's personal lines business, now called Encompass. Additional differences are caused by the reserves of the Canadian subsidiaries for $0.81 billion, which are not included in the combined United States statutory statement.

        As the tables above illustrate, Allstate's net reserve for property-liability insurance claims and claims expense at the end of 2002 increased in 2003 by $401 million, compared to reestimates of the gross reserves of $704 million. Net reserve reestimates in 2003, 2002 and 2001 were lower than the gross reserve reestimates due to reinsurance cessions on gross reserve reestimates.

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

Loss Reserve Reestimates

	December 31,
($ millions)	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
Gross Reserves for Unpaid Claims and Claims Expense	$15,209	$16,414	$17,326	$17,382	$17,403	$16,881	$17,814	$16,859	$16,500	$16,690	$17,714
Deduct:
Reinsurance Recoverable	1,338	1,298	1,490	1,784	1,630	1,458	1,653	1,634	1,667	1,672	1,734

Reserve For Unpaid Claims and Claims Expense	$13,871	$15,116	$15,836	$15,598	$15,773	$15,423	$16,161	$15,225	$14,833	$15,018	$15,980
Paid (cumulative) as of:
One year later	4,472	4,748	5,787	5,013	5,488	5,615	5,973	6,748	6,874	6,275
Two years later	6,519	7,749	8,232	7,952	8,361	8,638	9,055	10,066	9,931
Three years later	8,273	9,247	10,083	9,773	10,336	10,588	11,118	11,889
Four years later	9,140	10,400	11,170	11,040	11,587	11,950	12,197
Five years later	9,849	11,070	12,034	11,847	12,512	12,608
Six years later	10,251	11,702	12,590	12,528	12,967
Seven years later	10,725	12,128	13,134	12,881
Eight years later	10,982	12,599	13,429
Nine years later	11,339	12,863
Ten years later	11,553
Reserve Reestimated as of:
End of year	13,871	15,116	15,836	15,598	15,773	15,423	16,161	15,225	14,833	15,018	15,980
One year later	13,159	14,691	15,500	14,921	15,073	14,836	15,439	15,567	15,518	15,419
Two years later	12,890	14,295	14,917	14,450	14,548	14,371	15,330	15,900	16,175
Three years later	12,832	13,928	14,700	14,156	14,183	14,296	15,583	16,625
Four years later	12,617	13,835	14,613	13,894	14,168	14,530	16,317
Five years later	12,585	13,915	14,455	13,888	14,406	15,260
Six years later	12,730	13,882	14,452	14,140	15,109
Seven years later	12,733	13,877	14,703	14,824
Eight years later	12,617	14,124	15,370
Nine years later	12,839	14,784
Ten years later	13,461
Initial reserve in excess of (less than) reestimated reserve:
Amount of reestimate	$410	$332	$466	$774	$664	$163	$(156)	$(1,400)	$(1,342)	$(401)
Percent	3.0%	2.2%	2.9%	5.0%	4.2%	1.1%	-1.0%	-9.2%	-9.0%	-2.7%
Gross Reestimated Liability—Latest	$15,803	$16,995	$17,570	$17,325	$17,394	$17,405	$18,515	$18,752	$18,215	$17,394
Reestimated Recoverable—Latest	2,342	2,211	2,200	2,501	2,285	2,145	2,198	2,127	2,040	1,975

Net Reestimated Liability—Latest	$13,461	$14,784	$15,370	$14,824	$15,109	$15,260	$16,317	$16,625	$16,175	$15,419
Gross Cumulative Reestimate (Increase) Decrease	$(594)	$(581)	$(244)	$57	$9	$(524)	$(701)	$(1,893)	$(1,715)	$(704)

        The subsequent reductions in the net reserves established from December 31, 1993 to December 31, 1998 shown in the foregoing table reflects favorable severity trends that Allstate has experienced, as more fully discussed below. The increase in net reserves established for December 31, 1999 through December 31, 2002 reflects unfavorable reestimates as more fully discussed below.

        The following table is derived from the Loss Reserve Reestimates table and summarizes the effect of reserve reestimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2003. The total of each column details the amount of reserve reestimates made in the indicated calendar year and shows the accident years to which the reestimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve reestimates for the indicated accident year(s).

Effect of Net Reserve Reestimates on
Calendar Year Operations

(in millions) BY ACCIDENT YEAR	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	TOTAL
1993 & PRIOR	$(712)	$(269)	$(58)	$(215)	$(32)	$145	$3	$(116)	$222	$622	$(410)
1994		(156)	(338)	(152)	(61)	(65)	(36)	111	25	38	(634)
1995			60	(216)	(124)	(167)	(125)	2	4	7	(559)
1996				(94)	(254)	(207)	(104)	(3)	1	17	(644)
1997					(229)	(231)	(103)	(9)	(14)	19	(567)
1998						(62)	(100)	(60)	(4)	26	(200)
1999							(257)	(34)	19	4	(268)
2000								451	80	(9)	522
2001									352	(68)	284
2002										(255)	(255)

TOTAL	$(712)	$(425)	$(336)	$(677)	$(700)	$(587)	$(722)	$342	$685	$401	$(2,731)

        Favorable calendar year reserve reestimates in 1994 through 2000 were the result of favorable severity trends in each of the seven years for Allstate Protection, which more than offset adverse reestimates in the Discontinued Lines and Coverages segment, virtually all of which relates to 1984 and prior years. The favorable severity trend during this period was primarily the result of favorable injury severity trends, as compared to our anticipated trends. Favorable injury severity trends were largely due to more moderate medical cost inflation and the mitigating effects of our loss management programs.

        The impacts of more moderate medical cost inflation have emerged over time as actual claim settlements validate its magnitude. Beginning in the early 1990s, lower medical cost inflation rates, as evidenced by the consumer price index ("CPI") published by the Bureau of Labor Statistics for medical costs, have contributed to lower actual claim settlements than prior estimates. From 1991 through 1995, the medical CPI averaged 6.3%, and from 1996 through 2000, the average declined to 3.4%. The medical CPI is considered a viable indicator of the direction of claim costs because it is a measure of the change in various costs for medical services and supplies, including doctors' fees, emergency care, therapy and rehabilitation, and pharmaceuticals, all of which are covered claims for insureds. In 2003, the medical CPI increased to 4.0%, and most recent economic forecasts anticipate further increases in medical inflation. If this occurs, future reserve reestimates could be adversely impacted if actual results exceed reserve estimates.

        Over time, our loss management programs have had a mitigating effect in a variety of aspects on injury severity trends. We have been improving the claim adjudication processes by implementing programs to accomplish better investigation of claims, consistent handling of soft tissue injury claims, more accurate valuation of damages, and more effective negotiation and defense practices. These improvements have also involved hiring additional staff, providing increased training, creating specialized units of expert employees to handle specific types of claims, and focusing attention and resources on handling specific types of claims such as soft tissue injury claims, claims with attorney involvement, and claims in litigation. These programs were intended to create an improved culture, focused on expert, efficient, and effective claim process management. Since 1993, growth of Allstate's injury claim costs has compared favorably to published insurance industry competitor results. We believe this experience is substantially due to the claim adjudication process improvements, and is an additional factor contributing to reductions in reserve estimates. While changes to the claim settlement process have mitigated increases in severity trends on closed claims, these changes can impact historical patterns of losses, introducing a greater degree of statistical variability in actuarial reserve estimates for the remaining outstanding claims.

        In 2003 and 2002, we increased our reserve estimates for prior years. Unfavorable reserve reestimates in 2003, were due to favorable Allstate Protection auto injury severity and late reported loss development that was better than previous estimates, offset by unfavorable increases related to asbestos, and other discontinued lines. Unfavorable reserve reestimates in 2002 were due to claim severity and late reported losses for Allstate Protection that were greater than what was anticipated in previous reserve estimates and to increased estimates of losses related to asbestos, environmental, and other discontinued lines in the Discontinued Lines and Coverages segment.

        In 2001, we increased our reserve estimates for prior years due to greater volume of late reported weather related losses than expected from the end of the year 2000 which were reported in the year 2001, additional incurred losses on the 1994 Northridge earthquake, adverse results of class action and other litigation, upward reestimates of property losses and upward reestimates of losses in the Encompass and Canadian businesses.

        For additional information regarding reserves, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Property-Liability Claims and Claims Expense Reserves."

REGULATION

        Allstate is subject to extensive regulation. In the U.S. the method, extent and substance of such regulation varies by state but generally has its source in statutes that delegate regulatory authority to a state regulatory agency and define standards of conduct. In general, such regulation is intended for the protection of insurance policyholders rather than security holders. These rules have a substantial effect on our business and relate to a wide variety of matters including insurance company licensing and examination, agent and adjuster licensing, price setting, trade practices, policy forms, accounting methods, the nature and amount of investments, claims practices, participation in shared markets and guaranty funds, reserve adequacy, insurer solvency, transactions with affiliates, the payment of dividends, and underwriting standards. Some of these matters are discussed in more detail below. For a discussion of statutory financial information, see Note 15 of the Consolidated Financial Statements. For a discussion of regulatory contingencies, see Note 13 of the Consolidated Financial Statements. Notes 13 and 15 are incorporated in this Part I, Item 1 by reference.

        In recent years the state insurance regulatory framework has come under increased federal scrutiny and legislation that would provide for federal chartering of insurance companies has been proposed. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. We cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on Allstate.

        Limitations on Dividends By Insurance Subsidiaries.    As a holding company with no significant business operations of its own, The Allstate Corporation relies on dividends from Allstate Insurance Company as one of the principal sources of cash to pay dividends and to meet its obligations, including the payment of principal and interest on debt. Allstate Insurance Company is regulated as an insurance company in Illinois and its ability to pay dividends is restricted by Illinois law. For additional information regarding those restrictions, see Part II, Item 5 of this report. The laws of the other jurisdictions that generally govern our insurance subsidiaries contain similar limitations on the payment of dividends and in some jurisdictions the laws may be more restrictive.

        Holding Company Regulation.    The Allstate Corporation and Allstate Insurance Company are insurance holding companies subject to regulation throughout the jurisdictions in which their insurance subsidiaries do business. In the U.S., these subsidiaries are organized under the insurance codes of Arizona, California, Florida, Illinois, Nebraska, New Hampshire, New York, Pennsylvania and Texas. Generally, the insurance codes in these states provide that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulator. In general, a presumption of "control" arises from the ownership, control, possession with the power to vote, or possession of proxies with respect to, ten percent or more of the voting securities of a domestic insurer or of a person that controls a domestic insurer. In addition, certain state insurance laws require pre-acquisition notification to state agencies of a change in control with respect to a non-domestic insurance company licensed to do business in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic insurer if certain conditions exist, such as undue market concentration. Thus, any transaction involving the acquisition of ten percent or more of The Allstate Corporation's common stock would generally require prior approval by the state insurance departments in Arizona, California, Illinois, Nebraska, New Hampshire, New York, Pennsylvania and Texas. The prior approval of the Florida insurance department would be necessary for the acquisition of five percent or more. Moreover, notification would be required in those other states that have adopted pre-acquisition notification provisions and where the insurance subsidiaries are admitted to transact business. Such approval requirements may deter, delay or prevent certain transactions affecting the ownership of The Allstate Corporation's common stock.

        Price Regulation.    Nearly all states have insurance laws requiring personal property and casualty insurers to file price schedules, policy or coverage forms, and other information with the state's regulatory authority. In many cases, such price schedules, policy forms or both must be approved prior to use. While they vary from state to state, the objectives of the pricing laws are generally the same: a price cannot be excessive, inadequate or unfairly discriminatory.

        The speed with which an insurer can change prices in response to competition or in response to increasing costs depends, in part, on whether the pricing laws are (i) prior approval, (ii) file-and-use, or (iii) use-and-file laws. In states having prior approval laws, the regulator must approve a price before the insurer may use it. In states having file-and-use laws, the insurer does not have to wait for the regulator's approval to use a price, but the price must be filed with the regulatory authority prior to being used. A use-and-file law requires an insurer to file prices within a certain period of time after the insurer begins using them. Approximately one half of the states, including California and New York, have prior approval laws. Under all three types of pricing laws, the regulator has the authority to disapprove a price subsequent to its filing.

        An insurer's ability to adjust its prices in response to competition or to increasing costs is often dependent on an insurer's ability to demonstrate to the regulator that its pricing or proposed pricing meets the requirements of the pricing laws. In those states that significantly restrict an insurer's discretion in selecting the business that it wants to underwrite, an insurer can manage its risk of loss by charging a price that reflects the cost and expense of providing the insurance. In those states that significantly restrict an insurer's ability to charge a price that reflects the cost and expense of providing the insurance, the insurer can manage its risk of loss by being more selective in the type of business it underwrites. When a state significantly restricts both underwriting and pricing, it becomes more difficult for an insurer to maintain its profitability.

        Changes in Allstate's claim settlement process may require Allstate to actuarially adjust loss information used in its pricing process. Some state insurance regulatory authorities may not approve price increases that give full effect to these adjustments.

        From time to time, the private passenger auto insurance industry comes under pressure from state regulators, legislators and special interest groups to reduce, freeze or set prices at levels that do not correspond with our analysis of underlying costs and expenses. Homeowners insurance comes under similar pressure, particularly as regulators in states subject to high levels of catastrophe losses struggle to identify an acceptable methodology to price for catastrophe exposure. We expect this kind of pressure to persist. In addition, our use of insurance scoring based on credit history for underwriting and pricing regularly comes under attack by regulators, legislators and special interest groups in various states. The result could be legislation or regulation that adversely affects the profitability of the Allstate Protection segment. We cannot predict the impact on our results of operations, liquidity or financial position of possible future legislative and regulatory measures regarding pricing.

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

        Guaranty Funds.    Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, in order to cover certain obligations of insolvent insurance companies.

        Investment Regulation.    Our insurance subsidiaries are subject to regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Failure to comply with these rules leads to the treatment of non-conforming investments as non-admitted assets for purposes of measuring statutory surplus. Further, in some instances, these rules require divestiture of non-conforming investments. As of December 31, 2003 the investment portfolios of our insurance subsidiaries did not contain any investments that were non-admitted for failure to comply with such laws and regulations.

        Exiting Geographic Markets; Canceling and Non-Renewing Policies.    Most states regulate an insurer's ability to exit a market. For example, some states limit a private passenger auto insurer's ability to cancel and non-renew policies. Some states prohibit an insurer from withdrawing one or more types of insurance business from the state, except pursuant to a plan that is approved by the state insurance department and not disapproved on the grounds that it could lead to market disruption. Regulations that limit cancellation and non-renewal and that subject withdrawal plans to prior approval requirements may restrict an insurer's ability to exit unprofitable markets.

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

        Banking.    The Allstate Corporation is a unitary thrift holding company for Allstate Bank, a federal stock savings bank and a member of the Federal Deposit Insurance Corporation (the "FDIC"). The principal supervisory authority for the thrift holding company activities and the bank is the Office of Thrift Supervision. The bank is also subject to the authority of the FDIC and other federal financial regulators implementing various laws applicable to banking.

        Privacy Regulation.    Federal law and the law of some states require financial institutions to protect the security and confidentiality of customer information and to notify customers about their policies and practices relating to their collection and disclosure of customer information and their policies relating to protecting the security and confidentiality of that information. Federal and state law also regulate disclosures of customer information. Congress, state legislatures and regulatory authorities are expected to consider additional regulation relating to privacy and other aspects of customer information.

        Tax.    State and federal laws affect the taxation of insurance companies. Congress and various state legislatures have occasionally considered proposals that, if enacted, could impose a greater tax burden on Allstate.

        Asbestos.    Recently Congress has considered comprehensive federal legislation to address asbestos claims and litigation. However, unified support among various defendant and insurer groups considered essential to any possible reform has been lacking. We cannot predict the impact on our results of operations, liquidity or financial position of possible future legislative measures regarding asbestos.

        Environmental.    Environmental pollution clean-up of polluted waste sites is the subject of both federal and state regulation. The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfund") govern the clean-up and restoration of waste sites by "Potentially Responsible Parties" (PRPs). Superfund and the mini-Superfunds (Environmental Clean-up Laws or ECLs) establish a mechanism to pay for clean-up of waste sites if PRPs fail to do so and to assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent on a variety of factors. By some estimates, there are thousands of potential waste sites subject to clean-up, but the exact number is unknown. The extent of clean-up necessary and the process of assigning liability remain in dispute. The insurance industry is involved in extensive litigation regarding coverage issues arising out of the clean-up of waste sites by insured PRPs and insured parties' alleged liability to third parties responsible for the clean-up. The insurance industry, including Allstate, is disputing many such claims. Key coverage issues include whether Superfund response, investigation and clean-up costs are considered damages under the policies, trigger of coverage, applicability of several types of pollution exclusions, proper notice of claims, whether administrative liability triggers the duty to defend, appropriate allocation of liability among triggered insurers, and whether the liability in question falls within the definition of an "occurrence." Identical coverage issues exist for clean-up and waste sites not covered under Superfund. To date, courts have been inconsistent in their rulings on these issues. Allstate's exposure to liability with regard to its insureds that have been, or may be, named as PRPs is uncertain. Comprehensive Superfund reform proposals have been introduced in Congress, but only modest reform measures have been enacted.

INTERNET WEBSITE

        Our Internet website address is allstate.com. The Allstate Corporation's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports that we file or furnish pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available through our Internet website, free of charge, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission. In addition, our corporate governance guidelines, our code of ethics, and the charters of our Audit Committee, Compensation and Succession Committee, and Nominating and Governance Committee are available on our website and in print to any stockholder who requests copies by contacting Investor Relations, The Allstate Corporation, 3075 Sanders Road, Northbrook, Illinois 60062-7127, 1-800-416-8803.

OTHER INFORMATION ABOUT ALLSTATE

        As of December 31, 2003, Allstate had approximately 38,125 full-time employees and 1,506 part-time employees.

        Information regarding revenues generated outside of the United States is incorporated in this Part I, Item 1 by reference to Note 18 of the Consolidated Financial Statements.

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

        We use the following names, logos and slogans extensively in our business:

Allstate	Encompass Insurance
Allstate Bank	Encompass Insurance design logo
Allstate Bank design logo	Glenbrook
Allstate Financial design logo	Good Hands
Allstate Life	Insure Today. Secure Tomorrow.
Allstate Motor Club	Ivantage
Allstate Motor Club design logo	Lincoln Benefit Life
Allstate Treasury-Linked Annuity	Northbrook design logo
Allstate Workplace Division design logo	The Good Hands Network
American Heritage Life	The Good Hands People
Deerbrook	Slant "A" Allstate logo
Deerbrook Insurance Company	The Workplace Marketer
Deerbrook Insurance Company design logo	TrueReturn

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

Executive Officers

        The following table sets forth the names of our executive officers, their ages as of March 1, 2004, their positions, and the dates of their first election as officers. "AIC" refers to Allstate Insurance Company.

Name	Age	Position/Offices	Date First Elected Officer
Edward M. Liddy	58	Chairman, President and Chief Executive Officer of The Allstate Corporation and AIC; also a director of The Allstate Corporation	1994
Catherine S. Brune	50	Senior Vice President and Chief Technology Officer of AIC	1999
Joan M. Crockett	53	Senior Vice President of AIC (Human Resources)	1994
Danny L. Hale	59	Vice President and Chief Financial Officer of The Allstate Corporation; Senior Vice President and Chief Financial Officer of AIC	2003
Michael J. McCabe	58	Vice President, General Counsel and Chief Legal Officer of The Allstate Corporation; Senior Vice President, General Counsel, Chief Legal Officer and Assistant Secretary of AIC	1980
Ronald D. McNeil	51	Senior Vice President of AIC (Product Distribution)	1994
Robert W. Pike	62	Vice President and Secretary of The Allstate Corporation; Executive Vice President Administration and Secretary of AIC	1978
Samuel H. Pilch	57	Controller of The Allstate Corporation; Group Vice President and Controller of AIC	1995
George E. Ruebenson	55	Senior Vice President of AIC (Claims)	1990
Eric A. Simonson	58	Senior Vice President and Chief Investment Officer of AIC (President, Allstate Investments, LLC)	2002
Casey J. Sylla	60	Senior Vice President of AIC (President, Allstate Financial)	1995
Jospeh V. Tripodi	48	Senior Vice President and Chief Marketing Officer of AIC	2003
Thomas J. Wilson	46	Senior Vice President of AIC (President, Allstate Protection)	1995

        Each of the officers named above may be removed from office at any time, with or without cause, by the board of directors of the relevant company.

        With the exception of Messrs. Hale, Simonson and Tripodi, these officers have held the listed positions for at least the last five years or have served Allstate in various executive or administrative capacities for at least five years.

        Prior to joining Allstate in January 2003, Mr. Hale served as Executive Vice President and Chief Financial Officer of Promus Hotel Corporation in 1999 and as Executive Vice President and Chief Financial Officer of USF&G Corporation from 1993 to 1998.

        Prior to joining Allstate in 2002, Mr. Simonson performed consulting services for large institutional investors from 2000 to 2002 and was Senior Vice President and Chief Investment Strategist for John Hancock Mutual Life Insurance Company from 1996 to 2000.

        Prior to joining Allstate in October 2003, Mr. Tripodi was chief marketing officer of The Bank of New York from 2002 to 2003 and chief marketing officer of Seagram Spirits & Wine Group from 1999 to 2002.

Item 2. Properties

        Our home office complex is located in Northbrook, Illinois. As of December 31, 2003, the complex consists of several buildings totaling approximately 2.3 million square feet of office space on a 250-acre site. We lease approximately 320,000 square feet of this office space as lessee.

        We also operate from 1,161 administrative, data processing, claims handling and other support facilities in North America. Approximately 5.4 million square feet are owned and 7.3 million are leased. In addition, we lease property as lessee in Northern Ireland comprising 70,500 square feet. Generally, only major facilities are owned. In almost all cases, lease terms are for five years or less.

        The locations out of which the Allstate exclusive agencies operate in the U.S. are normally leased by the agencies as lessees.

Item 3. Legal Proceedings

        Information required for Item 3 is incorporated by reference to the discussion under the heading "Regulation" and under the heading "Legal proceedings" in Note 13 of the Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        As of February 27, 2004, there were 152,453 record holders of The Allstate Corporation's common stock. The principal market for the common stock is the New York Stock Exchange but it is also listed on the Chicago Stock Exchange. Set forth below are the high and low New York Stock Exchange Composite listing prices of, and cash dividends declared for, the common stock during 2003 and 2002.

	High	Low	Close	Dividends Declared
2003
First quarter	38.56	30.05	33.17	.23
Second quarter	38.65	33.40	35.65	.23
Third quarter	39.64	34.88	36.53	.23
Fourth quarter	43.27	36.56	43.02	.23
Fourth quarter				.01	*

*
Redemption of the rights issued pursuant to 1999 Rights Agreement at the redemption price of one cent ($0.01) per right, payable to each holder of record of the common stock as of the close of business on November 28, 2003.

2002
First quarter	38.00	31.03	37.77	.21
Second quarter	41.25	35.90	36.98	.21
Third quarter	39.10	31.74	35.55	.21
Fourth quarter	41.95	33.17	36.99	.21

        The payment of dividends by Allstate Insurance Company to The Allstate Corporation is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. In the twelve-month period ending December 31, 2003, Allstate Insurance Company paid dividends of $1.18 billion. Based on the greater of 2003 statutory net income or 10% of statutory surplus, the maximum amount of dividends that Allstate Insurance Company will be able to pay without prior Illinois Department of Insurance approval at a given point in time in 2004 is $2.71 billion, less dividends paid during the preceding twelve months measured at that point in time. Notification and approval of intercompany lending activities is also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.

Item 6. Selected Financial Data

5-YEAR SUMMARY OF SELECTED FINANCIAL DATA

($ in millions except per share data and ratios)	2003	2002	2001	2000	1999
Consolidated Operating Results
Insurance premiums and contract charges	$26,981	$25,654	$24,427	$24,076	$21,735
Net investment income	4,972	4,849	4,790	4,633	4,112
Realized capital gains and losses	196	(924)	(352)	425	1,112
Total revenues	32,149	29,579	28,865	29,134	26,959
Income from continuing operations	2,720	1,465	1,167	2,211	2,720
Cumulative effect of change in accounting principle, after-tax	(15)	(331)	(9)	—	—
Net income	2,705	1,134	1,158	2,211	2,720
Net income per share:
Diluted:
Income before cumulative effect of change in accounting principle, after-tax	3.85	2.06	1.61	2.95	3.38
Cumulative effect of change in accounting principle, after-tax	(0.02)	(0.46)	(0.01)	—	—
Net income	3.83	1.60	1.60	2.95	3.38
Basic:
Income before cumulative effect of change in accounting principle, after-tax	3.87	2.07	1.62	2.97	3.40
Cumulative effect of change in accounting principle, after-tax	(0.02)	(0.47)	(0.01)	—	—
Net income	3.85	1.60	1.61	2.97	3.40
Dividends declared per share	0.92	0.84	0.76	0.68	0.60
Redemption of Shareholder rights	0.01	—	—	—	—
Consolidated Financial Position
Investments	$103,081	$90,650	$79,876	$74,483	$69,645
Total assets	134,142	117,426	109,175	104,808	98,119
Reserves for claims and claims expense, and life-contingent contract benefits and contractholder funds	75,805	67,697	59,194	54,197	50,610
Short-term debt	3	279	227	219	665
Long-term debt	5,073	3,961	3,694	3,112	2,186
Mandatorily redeemable preferred securities of subsidiary trusts(1)	—	200	200	750	964
Shareholders' equity	20,565	17,438	17,196	17,451	16,601
Shareholders' equity per diluted share	29.04	24.75	24.08	23.80	21.05
Property-Liability Operations
Premiums written	$25,187	$23,917	$22,609	$21,858	$20,389
Premiums earned	24,677	23,361	22,197	21,871	20,112
Net investment income	1,677	1,656	1,745	1,814	1,761
Income before cumulative effect of change in accounting principle, after-tax	2,522	1,321	929	1,863	2,312
Cumulative effect of change in accounting principle, after-tax	(1)	(48)	(3)	—	—
Net income	2,521	1,273	926	1,863	2,312
Operating ratios
Claims and claims expense ("loss") ratio	70.6	75.6	79.0	75.0	73.0
Expense ratio	24.0	23.3	23.9	24.2	24.4
Combined ratio	94.6	98.9	102.9	99.2	97.4
Allstate Financial Operations
Premiums and contract charges	$2,304	$2,293	$2,230	$2,205	$1,623
Net investment income	3,233	3,121	2,962	2,715	2,260
Income from continuing operations before cumulative effect of change in accounting, after-tax	322	261	369	469	485
Cumulative effect of change in accounting principle, after-tax	(17)	(283)	(6)	—	—
Net income (loss)	305	(22)	363	469	485
Investments including Separate Accounts	76,320	66,389	59,653	55,552	48,301

(1)
Effective July 1, 2003, the mandatorily redeemable preferred securities of subsidiary trusts which the Company previously consolidated, are no longer consolidated. Previously, the trust preferred securities were reported in the Consolidated Statements of Financial Position as mandatorily redeemable preferred securities of subsidiary trust and the dividends reported in the Consolidated Statements of Operations as dividends on preferred securities of subsidiary trust. The impact of deconsolidation was to increase long-term debt and decrease mandatorily redeemable preferred securities of subsidiary trust by $200 million. Prior periods have not been restated to reflect this change.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as "we", "our", "us", the "Company" or "Allstate"). It should be read in conjunction with the 5-year summary of selected financial data, consolidated financial statements and related notes found under Part II, Item 6 and Item 8 contained herein. Further analysis of our insurance segments is provided in Property-Liability Operations (which includes the Allstate Protection and Discontinued Lines and Coverages segments) and in Allstate Financial Operations (which represents the Allstate Financial segment) sections of Management's Discussion and Analysis ("MD&A"). The segments are consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources.

        The most important matters that we monitor to evaluate the financial condition and performance of our company include:

  •
  For Allstate Protection: written premium growth, changes in the number of policies in force, price changes, claim frequency and severity trends, catastrophes, expenses and underwriting results;

  •
  For Allstate Financial: investment and mortality margins, the amortization of deferred policy acquisition costs, premiums and deposits, expenses, operating income, invested assets and face amount of life insurance in force;

  •
  For Investments: credit quality/experience, stability of long-term returns, cash flows and asset and liability duration;

  •
  For financial condition: our financial strength ratings, operating leverage and debt leverage; and

  •
  For product distribution: Profitably growing distribution partner relationships and Allstate agent sales of all products and services in order to meet the protection and financial needs of our customers.

        Net income increased in 2003 over 2002 due to higher Property-Liability and Allstate Financial net income. Net income decreased in 2002 compared to 2001 due to lower Allstate Financial net income, partially offset by higher Property-Liability net income. For further discussion of the results of our insurance segments, see the Property-Liability and Allstate Financial Highlights sections of this MD&A.

2003 HIGHLIGHTS

  •
  Net income increased 138.5% to $2.71 billion and net income per diluted share increased to $3.83.

  •
  Total revenues reached a record $32.15 billion, an increase of 8.7% compared to last year.

  •
  Property-Liability premiums earned increased 5.6% to $24.68 billion. The combined ratio improved 4.3 points to 94.6. Catastrophe losses increased to $1.49 billion, with an impact to the combined ratio of 6.0 points, compared to 3.1 points last year.

  •
  Allstate Financial investments, including separate accounts assets, increased 15.0% due primarily to strong contractholder funds deposits and increases in separate accounts balances resulting from improved equity market performance during the year.

  •
  Net realized capital gains in 2003 compared to net realized capital losses in the prior year, an improvement of $1.12 billion.

  •
  Repurchased shares of stock totaling $150 million during 2003 through the repurchase program, of which $350 million remained at December 31, 2003. Announced an increase of $1.00 billion to this program in February 2004, to be completed by December 31, 2005.

  •
  Book value per share increased 17.3% to $29.04.

  •
  Return on equity improved 7.7 points to 14.2%.

CONSOLIDATED NET INCOME

	For the years ended December 31,
(in millions)	2003	2002	2001
Revenues
Property-liability insurance premiums	$24,677	$23,361	$22,197
Life and annuity premiums and contract charges	2,304	2,293	2,230
Net investment income	4,972	4,849	4,790
Realized capital gains and losses	196	(924)	(352)

Total revenues	32,149	29,579	28,865
Costs and expenses
Property-liability insurance claims and claims expense	(17,432)	(17,657)	(17,532)
Life and annuity contract benefits	(1,851)	(1,770)	(1,671)
Interest credited to contractholder funds	(1,846)	(1,764)	(1,733)
Amortization of deferred policy acquisition costs	(4,058)	(3,694)	(3,462)
Operating costs and expenses	(3,001)	(2,761)	(2,688)
Restructuring and related charges	(74)	(119)	(129)
Amortization of goodwill	—	—	(54)
Interest expense	(275)	(278)	(248)

Total costs and expenses	(28,537)	(28,043)	(27,517)
(Loss) gain on disposition of operations	(41)	4	(63)
Income tax expense	(846)	(65)	(73)
Dividends on preferred securities of subsidiary trust(s)	(5)	(10)	(45)
Cumulative effect of change in accounting principle, after-tax	(15)	(331)	(9)

Net income	$2,705	$1,134	$1,158

Property-Liability	$2,521	$1,273	$926
Allstate Financial	305	(22)	363
Corporate and Other	(121)	(117)	(131)

Net income	$2,705	$1,134	$1,158

APPLICATION OF CRITICAL ACCOUNTING POLICIES

        We have identified five accounting policies that require us to make assumptions and estimates that are significant to the consolidated financial statements. It is reasonably likely that changes in these assumptions and estimates could occur from period to period and have a material impact on our consolidated financial statements. A brief summary of each of these critical accounting policies follows. For a more complete discussion of the effect of these policies on our consolidated financial statements, and the judgments and estimates relating to these policies, see the referenced sections of the MD&A. For a complete summary of our significant accounting policies see Note 2 of the consolidated financial statements.

        Investment Valuation    The fair value of publicly traded fixed income and equity securities is based on independent market quotations, whereas the fair value of non-publicly traded securities is based on either widely accepted pricing valuation models which use internally developed ratings and independent third party data as inputs or independent third party pricing sources. Factors used in our internally developed models, such as liquidity risk associated with privately-placed securities are difficult to observe and to characterize. Because of this, judgment is required in developing certain of these estimates and, as a result, the estimated fair value of non-publicly traded securities may differ from amounts that would be realized upon an immediate sale of the securities.

        Periodic changes in fair values of investments classified as available for sale (other than those accounted for under the cost or equity method) are reported as a component of accumulated other comprehensive income on the Consolidated Statements of Financial Position and are not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party, or when declines in fair values are deemed other than temporary. The assessment of other than temporary impairment of a security's fair value is performed on a case-by-case basis considering a wide range of factors. There are a number of assumptions and estimates inherent when assessing impairments and determining if they are other than temporary, including 1) our ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the duration and extent to which the fair value has been less than cost for equity securities or amortized cost for fixed income securities; 4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to later determine that an impairment is other than temporary, including 1) general economic conditions that are worse than assumed or that have a greater adverse effect on a particular issuer than originally estimated; 2) changes in the facts and circumstances related to a particular issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances or new information that we obtain which causes a change in our ability or intent to hold a security to maturity or until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholders' equity since the majority of our portfolio is held at fair value and as a result, the related unrealized loss, net of tax, would already be reflected as accumulated other comprehensive income in shareholders' equity.

        For a more detailed discussion of the risks relating to changes in investment values and levels of investment impairment, and the potential causes of such changes, see Note 5 of the consolidated financial statements and the Investments, Market Risk and Forward-looking Statements and Risk Factors sections of the MD&A.

        Derivative Instrument Hedge Effectiveness    In the normal course of business, we use derivative financial instruments to reduce our exposure to market risk and in conjunction with asset/liability management, primarily in the Allstate Financial segment. The fair value of exchange traded derivative contracts is based on independent market quotations, whereas the fair value of non-exchange traded derivative contracts is based on either widely accepted pricing valuation models which use independent third party data as inputs or independent third party pricing sources.

        When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value, or foreign currency cash flow hedges. When designating a derivative as an accounting hedge, we formally document the hedging relationship, risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the assumptions used to assess how effective the hedging instrument is in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk. In the case of a cash flow hedge, this documentation includes the exposure to changes in the hedged transaction's variability in cash flows attributable to the hedged risk. We do not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, we confirm that the hedging instrument continues to be highly effective in offsetting the hedged risk. The determination of whether a hedging instrument is effective both at its inception and on an on-going basis requires a significant degree of judgment. For further discussion of these policies and quantification of the impact of these estimates and assumptions, see Note 6 of the consolidated financial statements and the Investments, Market Risk and Forward-looking Statements and Risk Factors sections of the MD&A.

        Deferred Policy Acquisition Cost ("DAC") Amortization    We incur significant costs in connection with acquiring business. In accordance with generally accepted accounting principles ("GAAP"), costs that vary with and are primarily related to acquiring business are deferred and recorded as an asset on the Consolidated Statements of Financial Position.

        DAC related to property-liability contracts is amortized to income as premiums are earned, generally for periods of six to twelve months. The amortization methodology for DAC for Allstate Financial policies and contracts includes significant assumptions and estimates.

        DAC related to traditional life insurance and other premium paying contracts is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Assumptions relating to estimated premiums, investment income and realized capital gains and losses, as well as to all other aspects of DAC are determined based upon conditions as of the date of policy issue and are generally not revised during the life of the policy. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels, and any estimated premium deficiencies, change the rate of amortization in the period such events occur. Generally, the amortization period for these contracts approximates the estimated lives of the contracts.

        DAC related to interest-sensitive life, variable annuities and investment contracts is amortized in relation to the present value of estimated gross profits ("EGP") over the estimated lives of the contracts. Generally, the amortization period ranges from 15-30 years. However, an assumption for the rate of contract surrenders is also used, which results in the majority of the DAC being amortized over the surrender charge period. The rate of amortization during the surrender charge period is matched to the assumed pattern of EGP. EGP consists of estimates of the following components: margins from mortality including guaranteed minimum death and income benefits; investment margin including realized capital gains and losses; and contract administration, surrender and other contract charges, less maintenance expenses.

        The most significant assumptions involved in determining EGP are the expected separate accounts fund performance after fees, surrender rates, lapse rates, and investment and mortality margins. Our long-term assumption of separate accounts fund performance after fees is approximately 8%, which is consistent with our pricing assumptions. Whenever actual separate accounts fund performance, based on the two most recent years, varies from 8%, we create an estimate of performance levels over the next five years such that the mean return over that seven-year period equals the long-term 8% assumption. This process is referred to as a "reversion to the mean" and is commonly used by the life insurance industry. Although the use of a reversion to the mean assumption is common within the industry, the parameters used in the methodology are subject to judgment and vary between companies. For example, when applying this assumption we do not allow the future rates of return after fees projected over the five-year period to exceed 12.75% or fall below 0%. Revisions to EGPs result in changes in the amounts expensed as a component of amortization of DAC in the period in which the revision is made. This is commonly known as "DAC unlocking".

        For quantification of the impact of these estimates and assumptions on Allstate Financial, see the Allstate Financial Segment and Forward-looking Statements and Risk Factors sections of the MD&A.

        Reserve for Property-Liability Insurance Claims and Claims Expense Estimation    The Property-Liability underwriting results are significantly influenced by estimates of the reserve for property-liability insurance claims and claims expense. These reserves are an estimate of amounts necessary to settle all outstanding claims, including claims that have been incurred but not reported ("IBNR"), as of the reporting date.

        Allstate Protection reserve estimates are based on known facts and interpretations of circumstances, internal factors including our experience with similar cases, historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims, loss management programs and product mix. In addition, the reserve estimates are influenced by external factors including law changes, court decisions, changes to regulatory requirements, economic conditions, and public attitudes. In the normal course of business, we may also supplement our claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process.

        Because reserves are estimates of losses that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The highest degree of uncertainty in estimating incurred losses is associated with reserves for the current accident year because the current accident year contains the greatest proportion of losses that have not been reported or settled, and that must be estimated as of the current reporting date. That proportion diminishes in subsequent years.

        The ultimate cost of losses may vary materially from recorded amounts, which are based on our best estimates. We regularly update our reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reported in property-liability insurance claims and claims expenses in the Consolidated Statements of Operations in the period such changes are determinable.

        We believe our net loss reserves are appropriately established based on available facts, technology, laws and regulations. We calculate and record a single best reserve estimate, in conformance with generally accepted actuarial standards, for each line of insurance, its components (coverages and perils), and state, for reported losses and for losses that have occurred but have not been reported to us yet. The aggregation of these estimates forms the reserve liability recorded on the Consolidated Statements of Financial Position. Based on our products and coverages, historical experience, and stochastic modeling of actuarial chain ladder methodologies used to develop reserve estimates, we estimate potential variability of our Allstate Protection reserves, within a reasonable probability of other possible outcomes, may be plus or minus 4.5%, or plus or minus $400 million in net income. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these amounts.

        Establishing Discontinued Lines and Coverages net loss reserves for asbestos, environmental and other discontinued lines claims is subject to uncertainties that are much greater than those presented by other types of claims. Among the complications are lack of historical data, long reporting delays, uncertainties as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, unresolved legal issues regarding the determination, availability and timing of exhaustion of policy limits, evolving and expanding theories of liability, the risks inherent in major litigation, the availability and collectibility of recoveries from reinsurance, retrospectively determined premiums and other contractual agreements, estimations of the extent and timing of any contractual liability, and other uncertainties. There are complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are covered, or were ever intended to be covered, and could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean-up costs represent insured property damage. We believe these issues are not likely to be resolved in the near future, and the ultimate costs may vary materially from the amounts currently recorded resulting in material changes in loss reserves.

        Management believes its net loss reserves for environmental, asbestos and other discontinued lines exposures are appropriately established based on available facts, technology, laws and regulation. Due to the uncertainties and factors described above, management believes it is not practicable to develop a meaningful range for any such additional net loss reserves that may be required.

        For further discussion of these policies and quantification of the impact of reserve estimates, reserve reestimates and assumptions, see Notes 7 and 13 of the consolidated financial statements and the Property-Liability Claims and Claims Expense Reserves and Forward-looking Statements and Risk Factors sections of the MD&A.

        Reserve for Life-Contingent Contract Benefits Estimation    Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when estimating the reserve for life-contingent contract benefits. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Future investment yield assumptions are determined at the time the policy is issued based upon prevailing investment yields as well as estimated reinvestment yields. Mortality, morbidity and policy termination assumptions are based on our experience and industry experience prevailing at the time the policies are issued. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period.

        For further discussion of these policies see Note 8 of the consolidated financial statements and the Forward-looking Statements and Risk Factors section of the MD&A.

PROPERTY-LIABILITY 2003 HIGHLIGHTS

  •
  Premiums written, an operating measure that is defined and reconciled to premiums earned on page 34, reached a record $25.19 billion during 2003. Compared to last year, premiums written increased 5.3% due to increases in the Allstate brand standard auto and homeowners average premiums and the number of policies in force ("PIF"). Allstate brand standard auto new business premiums increased 16.8% and homeowners new business premiums increased 39.4%.

  •
  The continued implementation of Strategic Risk Management ("SRM"), a multi-phase strategy that integrates tier-based pricing, underwriting and marketing decisions, resulted in a growing percentage of new business customers who are expected to provide above-average profitability over the course of their relationship with us. This improved lifetime value is a result of better loss ratios and higher retention of these customers.

  •
  Underwriting income for Property-Liability was $1.33 billion in 2003 compared to $263 million in 2002, with a combined ratio improvement of 4.3 points to 94.6. These improvements were a result of earned premium growth, favorable claim frequency and lower prior year reserve reestimates, but were partially offset by higher catastrophe losses and increased severity of current year claims for both the Allstate brand and Ivantage.

  •
  As a result of profit improvement actions, the Ivantage combined ratio improved 8.1 points in 2003 to 101.9 and the number of Ivantage standard auto and homeowners PIF declined 9.7% and 4.5%, respectively compared to December 31, 2002.

PROPERTY-LIABILITY OPERATIONS

        Overview    Our Property-Liability operations consist of two business segments: Allstate Protection and Discontinued Lines and Coverages. Allstate Protection is comprised of two lines of business, the Allstate brand and Ivantage, and is principally engaged in the sale of personal property and casualty insurance, primarily private passenger auto and homeowners insurance, to individuals in the United States and Canada. Discontinued Lines and Coverages includes results from insurance coverage that we no longer write and results for certain commercial and other businesses in run-off. These segments are consistent with the groupings of financial information that management uses to evaluate performance and to determine the allocation of resources.

        Underwriting income, a measure that is not based on GAAP and is reconciled to net income on page 31, is calculated as premiums earned, less claims and claims expense ("losses"), amortization of DAC, operating costs and expenses, restructuring and related charges, and in 2001, the amortization of goodwill, as determined using GAAP. This is one of the measures we use in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results. It is also an integral component of incentive compensation. It is useful for investors to evaluate the components of income separately and in the aggregate when reviewing performance. Underwriting income (loss) should not be considered as a substitute for net income and does not reflect the overall profitability of the business. Net income is the most directly comparable GAAP measure.

        Summarized financial data, key operating ratios and a reconciliation of underwriting income (loss) to net income for our Property-Liability operations for the years ended December 31, are presented in the following table.

(in millions, except ratios)	2003	2002	2001
Premiums written	$25,187	$23,917	$22,609

Revenues
Premiums earned	$24,677	$23,361	$22,197
Net investment income	1,677	1,656	1,745
Realized capital gains and losses	288	(496)	(133)

Total revenues	26,642	24,521	23,809
Costs and expenses
Claims and claims expense	(17,432)	(17,657)	(17,532)
Amortization of DAC	(3,520)	(3,216)	(3,060)
Operating costs and expenses	(2,326)	(2,108)	(2,114)
Amortization of goodwill	—	—	(21)
Restructuring and related charges	(67)	(117)	(121)

Total costs and expenses	(23,345)	(23,098)	(22,848)
Gain (loss) on disposition of operations	5	10	(63)
Income tax (expense) benefit	(780)	(112)	31
Cumulative effect of change in accounting principle, after-tax	(1)	(48)	(3)

Net income	$2,521	$1,273	$926

Underwriting income (loss)	$1,332	$263	$(651)
Net investment income	1,677	1,656	1,745
Income tax expense on operations	(682)	(290)	(42)
Realized capital gains and losses, after-tax	192	(314)	(83)
Gain (loss) on disposition of operations, after-tax	3	6	(40)
Cumulative effect of change in accounting principle, after-tax	(1)	(48)	(3)

Net income	$2,521	$1,273	$926

Catastrophe losses	$1,489	$731	$894

Operating ratios
Claims and claims expense ("loss") ratio	70.6	75.6	79.0
Expense ratio	24.0	23.3	23.9

Combined ratio	94.6	98.9	102.9

Effect of catastrophe losses on loss ratio	6.0	3.1	4.0

Effect of restructuring and related charges on expense ratio	0.3	0.5	0.5

Effect of Discontinued Lines and Coverages on combined ratio	2.3	1.0	0.1

ALLSTATE PROTECTION SEGMENT

        Overview and Strategy    Our goal for the Allstate Protection segment is to grow profitably and improve and sustain the profitability of our auto and homeowners insurance products. We are seeking, through the utilization of SRM, to attract and retain high lifetime value customers who will potentially provide above-average profitability over the course of their relationship with us. We continue to enhance technology to integrate our distribution channels, improve customer service, facilitate the introduction of new products and services and reduce infrastructure costs related to supporting agencies and handling claims. We have also aligned agency management compensation and the overall strategies of the Allstate brand by basing certain incentives on profitability, growth and sales of Allstate Financial products. In 2003, we have implemented and will maintain a broader marketing approach throughout the U.S. These actions and others are designed to optimize the effectiveness of our distribution and service channels by increasing the productivity of the Allstate brand's exclusive agencies and enhancing The Good Hands® Network.

        The Ivantage business sells private passenger auto and homeowners insurance to individuals through independent agencies. Ivantage includes standard auto and homeowners products with the EncompassSM brand name and non-standard auto products with the Deerbrook® brand name. Our strategy for Ivantage focuses on improving profitability for both Encompass and Deerbrook, and growing in select markets, in part by using SRM. The integration of Encompass policies onto Allstate brand systems has resulted in a different counting process for policies in force. As a result, recorded variances to prior year policies in force and average premium may be subject to some distortion until the integration is completed.

        The tier-based pricing and underwriting used in SRM produces a broader range of premiums that is more refined than the range generated by our pre-SRM standard/non-standard model that we used and it is designed to enhance both our competitive position and profit potential for these customers.

        Our rating plans for private passenger auto insurance are no longer consistently segregated into standard plans and non-standard plans. In some states, we have implemented SRM and modified our underwriting criteria in a way that allows us to write what may be considered both standard and non-standard business with one rating plan, which may also be considered a standard rating plan designed to accommodate non-standard risks. As the implementation of SRM continues, the distinctions between standard and non-standard may become less important in certain states, depending upon how SRM is implemented. For this reason we are shifting our managerial focus to auto, including standard auto and non-standard auto. However, we will continue to provide results for standard and non-standard auto. Generally, standard auto customers are expected to have lower risks of loss than non-standard auto customers.

        For Allstate brand standard auto and homeowners business written under SRM, our results indicate an increase in retention and a shift toward more customers who we consider high lifetime value and who have lower loss ratios. The impact of SRM on our non-standard business has been less pronounced because the impact has been mitigated by the effect of other non-standard business initiatives, and as described above, because the implementation of SRM has meant that in some states we write what may be considered both standard and non-standard business with one rating plan.

        Because the implementation of SRM began in 1999 and has applied primarily to new business written since that time, today it accounts for about 35% of total premiums written. This amount will continue to increase since over 75% of new business is written using SRM rating plans.

        Another element of our strategy for our homeowners insurance business is to target customers whose risk of loss provides the best opportunity for profitable growth, including managing exposure on policies in areas where the potential loss from catastrophes exceeds acceptable levels. Homeowners product pricing is typically intended to establish returns that we deem acceptable over a long-term period of years. Losses, including losses from catastrophic events and weather-related losses (such as wind, hail, lightning and freeze events not meeting our criteria to be declared a catastrophe), are accrued on an occurrence basis within the policy period. Therefore, in any reporting period, loss experience from catastrophic events and weather-related losses may contribute to negative or positive underwriting performance relative to the expectations we incorporated into the products' pricing. Accordingly, homeowners products are more capital intensive than other personal lines products.

        Allstate Protection's goal is to achieve pricing targets comprising a competitive combined ratio and return on equity. Our primary strategies to achieve this goal include continuing our efforts to seek approval for rate changes for all Allstate Protection products in all jurisdictions where we believe such changes are needed and can be obtained, and to pursue other actions affecting our profitability such as improving our underwriting and claims processes.

        Premiums written, an operating measure, is the amount of premiums charged for policies issued during a fiscal period. Premiums earned is a GAAP measure. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums on our Consolidated Statements of Financial Position. Since the Allstate brand policy periods are typically 6 months for auto and 12 months for homeowners, Encompass auto and homeowners policy periods are typically 12 months and Deerbrook auto policy periods are typically 6 months, rate changes taken during 2003 and 2002 will generally be recognized as premiums earned over a period of 6 to 24 months. During this period, premiums written at a higher rate will cause an increase in the balance of unearned premiums on our Consolidated Statements of Financial Position.

        The following table shows the unearned premium balance at December 31 and the timeframe in which we expect to recognize these premiums as earned.

			% earned after
(in millions)	2003	2002	90 days	180 days	270 days	360 days
Allstate brand:
Standard auto	$3,481	$3,245	74.5%	98.9%	99.7%	100.0%
Non-standard auto	497	589	73.2%	98.3%	99.6%	100.0%

Auto	3,978	3,834	74.3%	98.8%	99.7%	100.0%
Homeowners	2,736	2,467	43.1%	75.4%	94.2%	100.0%
Other personal lines	1,245	1,144	43.1%	75.4%	94.2%	100.0%

Total Allstate brand	7,959	7,445	58.8%	87.1%	96.9%	100.0%
Ivantage:
Standard auto (Encompass)	602	594	44.5%	76.1%	94.3%	100.0%
Non-standard auto (Deerbrook)	45	38	74.5%	100.0%	100.0%	100.0%

Auto	647	632	46.5%	77.8%	94.7%	100.0%
Homeowners (Encompass)	266	250	43.6%	75.5%	94.0%	100.0%
Other personal lines	67	50	43.7%	75.7%	94.3%	100.0%

Total Ivantage	980	932	45.6%	77.0%	94.5%	100.0%

Total Allstate Protection unearned premiums	$8,939	$8,377	57.3%	86.0%	96.7%	100.0%

        A reconciliation of premiums written to premiums earned for the years ended December 31 is presented in the following table.

(in millions)	2003	2002	2001
Premiums written:
Allstate Protection	$25,175	$23,910	$22,601
Discontinued Lines and Coverages	12	7	8

Property-Liability premiums written	25,187	23,917	22,609
(Increase) decrease in unearned premiums	(581)	(556)	(379)
Other	71	—	(33)

Property-Liability premiums earned	$24,677	$23,361	$22,197

Premiums earned:
Allstate Protection	$24,664	$23,351	$22,182
Discontinued Lines and Coverages	13	10	15

Property-Liability	$24,677	$23,361	$22,197

        Premiums written by brand are shown in the following table.

	2003			2002			2001
(in millions)	New	Renewal	Total	New	Renewal	Total	New	Renewal	Total
Allstate brand:
Standard auto	$1,099	$12,533	$13,632	$941	$11,884	$12,825	$1,090	$11,025	$12,115
Nonstandard auto	275	1,700	1,975	384	1,953	2,337	499	2,126	2,625

Auto	1,374	14,233	15,607	1,325	13,837	15,162	1,589	13,151	14,740
Homeowners	687	4,466	5,153	493	4,160	4,653	449	3,494	3,943
Other personal lines	551	1,842	2,393	454	1,754	2,208	469	1,644	2,113

Total Allstate brand	2,612	20,541	23,153	2,272	19,751	22,023	2,507	18,289	20,796
Ivantage:
Standard auto (Encompass)	149	1,053	1,202	123	1,072	1,195	122	1,068	1,190
Nonstandard auto (Deerbrook)	83	87	170	76	38	114	12	34	46

Auto	232	1,140	1,372	199	1,110	1,309	134	1,102	1,236
Homeowners (Encompass)	44	466	510	31	453	484	25	431	456
Other personal lines	41	99	140	8	86	94	8	105	113

Total Ivantage	317	1,705	2,022	238	1,649	1,887	167	1,638	1,805

Total premiums written	$2,929	$22,246	$25,175	$2,510	$21,400	$23,910	$2,674	$19,927	$22,601

        Standard auto premiums written increased 5.8% to $14.83 billion in 2003 from $14.02 billion in 2002, following a 5.4% increase in 2002 from $13.31 billion in 2001.

	Allstate brand			Ivantage brand (Encompass)(2)
Standard Auto
	2003	2002	2001	2003	2002
New business premiums	$1.10 billion	$941 million	$1.09 billion	$149 million	$123 million
New business premiums (% change)	16.8	(13.7)	16.5	21.1	0.8
Renewal business premiums	$12.53 billion	$11.88 billion	$11.03 billion	$1.05 billion	$1.07 billion
Renewal ratio(1)	89.7	88.5	90.2	81.3	83.2
PIF (% change)(1)	1.5	(3.5)	3.6	(9.7)	(7.3)
Average premium (% change)(1)	6.7	8.6	2.8	18.3	6.5

(1)
Allstate brand statistic excludes business written in Canada and written by Allstate Motor Club.

(2)
2001 information not available.

        The increase in the Allstate brand standard auto average premium in 2003 when compared to 2002 is primarily due to higher average renewal premiums. Higher average renewal premiums relate to rate actions taken in the current and prior year and, to a lesser degree, a normal shift by policyholders to newer and more expensive autos. The increases in new business premiums, PIF and the renewal ratio in 2003 compared to 2002 are due to an improved loss ratio driving more modest need for rate increases and to the implementation of a broader marketing approach in most of the U.S. Declines in 2002 when compared to 2001 were primarily due to administrative and risk management actions taken to improve the standard auto loss ratio. These actions included implementing premium rate increases, down payment requirements and other underwriting changes in several large standard auto premium states.

        Ivantage standard auto premiums written increased in both 2003 and 2002 compared to the prior years due to profit improvement actions resulting in increased average premium per policy, partially offset by fewer new and renewal policies in force. Increased average premiums per policy were related to rate actions taken during the last three years. We expect the Ivantage standard auto PIF to continue to decline as we continue to pursue profitability actions.

        The following table shows the net rate changes that were approved for standard auto during 2003.

	# of States	Weighted Average Rate Change (%)	Annual Impact of Rate Changes on Premiums Written (%)
Allstate brand	25	6.0	4.5
Ivantage (Encompass)	40	8.1	9.2

        Non-standard auto premiums written decreased 12.5% to $2.15 billion in 2003 from $2.45 billion in 2002, following an 8.2% decrease in 2002 from $2.67 billion in 2001.

	Allstate brand			Ivantage brand (Deerbrook)(2)
Non-Standard Auto
	2003	2002	2001	2003	2002
New business premiums	$275 million	$384 million	$499 million	$83 million	$76 million
New business premiums (% change)	(28.4)	(23.0)	(8.4)	9.2	—
Renewal business premiums	$1.70 billion	$1.95 billion	$2.13 billion	$87 million	$38 million
Renewal ratio(1)	74.1	73.1	71.9	56.7	53.0
PIF (% change)(1)	(16.6)	(20.6)	(18.1)	26.8	170.4
Average premium (% change)(1)	3.8	12.2	6.9	(0.5)	14.9

(1)
Allstate brand statistic excludes business written in Canada.

(2)
2001 information not available.

        Declines in Allstate brand non-standard auto new and renewal business premiums during 2003 and 2002 were primarily due to a decline in PIF. This decline was due to increases from new business PIF being offset by the declines in PIF related to an inherently low renewal ratio in this business, and to a lesser extent to a shift in writing business previously reported as non-standard as standard auto using SRM. The increase in average premium during both years was due primarily to higher average renewal premiums due to rate actions.

        Ivantage non-standard renewal business premiums increased in 2003 due to the re-entry of Deerbrook in the non-standard market during 2002. Since December 31, 2002, Deerbrook has been writing business in 19 states and consequently more stable trends in new business premiums, PIF and average premium have emerged in 2003 when compared to the prior year.

        The trends in non-standard auto premiums are primarily due to the implementation of programs to address adverse profitability trends for both the Allstate brand and Ivantage. These actions varied by state and included changes to premium down payment requirements, tighter underwriting requirements, rate increases and certain other administrative actions. As a result, our competitive pricing position has declined. These trends are expected to continue, although at a lower rate, as we remain committed to profitable growth and focused on the utilization of SRM.

        The following table shows the net rate changes that were approved for non-standard auto during 2003.

	# of States	Weighted Average Rate Change (%)	Annual Impact of Rate Changes on Premiums Written (%)
Allstate brand	13	8.1	5.7
Ivantage (Deerbrook)	14	8.6	7.8

        Auto premiums written increased 3.1% to $16.98 billion in 2003 from $16.47 billion in 2002, following a 3.1% increase in 2002 from $15.98 billion in 2001. Auto includes standard auto and non-standard auto business.

	Allstate brand			Ivantage(2)
Auto
	2003	2002	2001	2003	2002
New business premiums	$1.37 billion	$1.33 billion	$1.59 billion	$232 million	$199 million
New business premiums (% change)	3.7	(16.6)	7.3	16.6	48.5
Renewal business premiums	$14.23 billion	$13.84 billion	$13.15 billion	$1.14 billion	$1.11 billion
Renewal ratio(1)	88.0	86.6	87.5	78.8	81.7
PIF (% change)(1)	(0.2)	(5.5)	0.6	(7.7)	(4.1)
Average premium (% change)(1)	5.2	8.0	2.2	17.1	8.5

(1)
Allstate brand statistic excludes business written in Canada and written by Allstate Motor Club.

(2)
2001 information not available.

        The following table shows the net rate changes that were approved for auto (standard and non-standard) during 2003.

	# of States	Weighted Average Rate Change (%)	Annual Impact of Rate Changes on Premiums Written (%)
Allstate brand	27	6.3	4.7
Ivantage (Encompass & Deerbrook)	40	8.1	9.1

        Homeowners premiums written increased 10.2% to $5.66 billion in 2003 from $5.14 billion in 2002, following a 16.8% increase in 2002 from $4.40 billion in 2001.

	Allstate brand			Ivantage (Encompass)(2)
Homeowners
	2003	2002	2001	2003	2002
New business premiums	$687 million	$493 million	$449 million	$44 million	$31 million
New business premiums (% change)	39.4	9.8	6.6	41.9	24.0
Renewal business premiums	$4.47 billion	$4.16 billion	$3.49 billion	$466 million	$453 million
Renewal ratio(1)	87.5	87.9	88.8	87.9	86.8
PIF (% change)(1)	3.4	(0.5)	2.2	(4.5)	(6.2)
Average premium (% change)(1)	6.5	19.8	5.4	12.4	13.1

(1)
Allstate brand statistic excludes business written in Canada.

(2)
2001 information not available.

        The Allstate brand homeowners PIF increase in 2003 compared to the decrease in 2002 is the result of the increased competitiveness of our underwriting practices, products and rates in the homeowners market. The increases in average premium during 2003 and 2002 were primarily due to higher average renewal premiums in both years. Higher average renewal premiums were related to rate actions taken in the current and prior year.

        Increases in Ivantage homeowners average premium were due to rate actions taken during the current and prior year. We expect Ivantage PIF to continue to decline as we continue to pursue actions to improve profitability.

        The following table shows the net rate changes that were approved during 2003.

	# of States		Weighted Average Rate Change (%)		Annual Impact of Rate Changes on Premiums Written (%)
Allstate brand	20		1.8	(2)	1.2
Ivantage (Encompass)	40	(1)	11.7		15.3

(1)
Includes Washington D.C.

(2)
Includes an 8.7% decrease in the state of Texas. Excluding this decrease the weighted average rate change was 4.9%.

        Premiums earned by brand are shown in the following table.

	Allstate brand			Ivantage brand			Total Allstate Protection
(in millions)	2003	2002	2001	2003	2002	2001	2003	2002	2001
Standard auto	$13,406	$12,667	$11,846	$1,195	$1,194	$1,209	$14,601	$13,861	$13,055
Non-standard auto	2,075	2,413	2,689	163	89	53	2,238	2,502	2,742

Auto	15,481	15,080	14,535	1,358	1,283	1,262	16,839	16,363	15,797
Homeowners	4,892	4,275	3,799	494	470	460	5,386	4,745	4,259
Other	2,316	2,147	2,027	123	96	99	2,439	2,243	2,126

Total	$22,689	$21,502	$20,361	$1,975	$1,849	$1,821	$24,664	$23,351	$22,182

        Underwriting results are shown in the following table.

(in millions)	2003	2002	2001
Premiums written	$25,175	$23,910	$22,601

Premiums earned	$24,664	$23,351	$22,182
Claims and claims expense	(16,858)	(17,424)	(17,506)
Amortization of DAC	(3,520)	(3,216)	(3,060)
Other costs and expenses	(2,316)	(2,097)	(2,102)
Amortization of goodwill	—	—	(21)
Restructuring and related charges	(67)	(117)	(120)

Underwriting income (loss)	$1,903	$497	$(627)

Catastrophe losses	$1,489	$731	$894

Underwriting income (loss) by brand
Allstate brand	$1,941	$681	$(298)
Ivantage	(38)	(184)	(329)

Underwriting income (loss)	$1,903	$497	$(627)

        Allstate Protection generated underwriting income of $1.90 billion during 2003 compared to $497 million in 2002. The increase in underwriting income was the result of increased premiums earned, declines in auto and homeowners claim frequency (rate of claim occurrence) and favorable prior year reserve reestimates, partially offset by increased catastrophe losses, increased operating costs and expenses and increased current year claim severity (average cost per claim). For further discussion and quantification of the impact of reserve estimates, reserve reestimates and assumptions, see the Property-Liability Claims and Claims Expense Reserves section of the MD&A.

        Allstate Protection generated underwriting income of $497 million during 2002 compared to an underwriting loss of $627 million in 2001. The increase in underwriting income was the result of increased premiums earned, lower catastrophe losses and declines in auto and homeowners claim frequency, partially offset by increased current year claim severity and prior year reserve reestimates.

        Changes in auto current year claim severity are generally influenced by inflation in the medical and auto repair sectors of the economy. We mitigate these effects through various loss management programs. Injury claims are affected largely by medical cost inflation while physical damage claims are affected largely by auto repair cost inflation and used car prices. Our rate of increase in incurred injury claim severity during 2003 was lower than the relevant medical cost indices, while during 2002 it was higher than the relevant medical cost indices. We believe our claim settlement initiatives, such as improvements to the claim settlement process, medical management programs, the use of special investigative units to detect fraud and handle suspect claims, litigation management and defense strategies, as well as various loss management initiatives underway, contribute positively to the mitigation of injury severity trends. However, auto injury claim severity could offset the success of these programs as was seen in 2002; therefore, we will continue to pursue claim mitigation programs and profitability actions such as rate increases.

        For auto physical damage coverages, we monitor our rate of increase in average cost per claim against a weighted average of the Body Work price index and the Used Car price index. In 2003 and 2002, our rate of increase in incurred physical damage current year claim severity was generally higher than the weighted index. We believe that results can be favorably impacted by the application of enhanced claim settlement practices for auto physical damage claims. Accordingly, we continue to pursue various loss management initiatives that we expect to contribute positively to the mitigation of physical damage severity trends. However, during 2003 and 2002 the increase in auto physical damage claim severity more than offset the success of these programs.

        Changes in homeowners current year claim severity are generally influenced by inflation in the cost of building materials, the cost of construction and property repair services, the cost of replacing home furnishings and other contents, the types of claims that qualify for coverage, and other economic and environmental factors. In 2003 we experienced a decline in homeowners severity while in 2002 we experienced an increase. Additional losses in 2002 were due to an increase in the volume of mold claims in Texas totaling $326 million. We employ various loss management programs to mitigate the effect of these factors; however, homeowners severity may increase, offsetting the success of these programs. We have also taken numerous actions that we expect to contribute to profitable trends in the homeowners loss ratio. For example, we have implemented policy language in Texas and the majority of other states limiting payments for mold claims to $5,000 for specified remediation of mold that results from a covered water loss.

        Loss ratios (the percentage of losses to premiums earned) are a measure of profitability. Loss ratios by product are shown in the following table.

	Loss Ratio			Effect of Catastrophe Losses on the Loss Ratio
	2003	2002	2001	2003	2002	2001
Allstate brand:
Standard auto	70.1	74.9	75.4	1.4	0.7	1.1
Non-standard auto	65.6	72.4	83.0	0.7	0.3	0.7
Auto	69.5	74.5	76.8	1.3	0.6	1.0
Homeowners	63.2	75.8	85.3	21.8	12.0	15.2
Other	68.1	70.7	75.0	5.6	3.3	3.7
Total Allstate brand loss ratio	68.0	74.4	78.2	6.2	3.2	3.9
Allstate brand expense ratio	23.5	22.5	23.2

Allstate brand combined ratio	91.5	96.9	101.4

Ivantage:
Standard auto (Encompass)	69.4	79.1	86.4	0.7	0.5	1.0
Non-standard auto (Deerbrook)	84.7	109.0	81.1	0.7	—	—
Auto	71.2	81.1	86.2	0.7	0.4	1.0
Homeowners (Encompass)	76.7	75.1	82.8	16.6	10.4	13.7
Other	71.5	40.6	109.1	4.0	3.1	8.1
Ivantage loss ratio	72.6	77.5	86.6	4.9	3.1	4.6
Ivantage expense ratio	29.3	32.5	31.5

Ivantage combined ratio	101.9	110.0	118.1

Total Allstate Protection loss ratio	68.4	74.6	78.9	6.0	3.1	4.0
Allstate Protection expense ratio	23.9	23.3	23.9

Allstate Protection combined ratio	92.3	97.9	102.8

        Standard auto loss ratio declined 4.8 points for the Allstate brand and 9.7 points for Ivantage in 2003 when compared to 2002. These declines were due to higher premiums earned, lower claim frequency and favorable reserve reestimates related to prior years, partially offset by higher catastrophe losses and claim severity. In 2002, the Allstate brand loss ratio declined 0.5 points and the Ivantage loss ratio declined 7.3 points when compared to 2001. The declines in 2002 were due to increased premiums earned in the Allstate brand, lower catastrophe losses and lower claim frequency, partially offset by higher severity.

        Non-standard auto loss ratio declined 6.8 points for the Allstate brand and 24.3 points for Ivantage in 2003 when compared to 2002. These declines were due to lower claim frequency, favorable reserve reestimates and higher premiums earned in Ivantage, partially offset by higher catastrophe losses and higher claim severities. In 2002, the Allstate brand loss ratio declined 10.6 points, while the Ivantage loss ratio increased 27.9 points. These fluctuations were due to lower claim frequency, offset by lower premiums earned in the Allstate brand and higher losses in Ivantage.

        Auto loss ratio declined 5.0 points for the Allstate brand and 9.9 points for Ivantage in 2003 when compared to 2002. These declines were due to higher premiums earned and lower claim frequency and favorable reserve reestimates, partially offset by higher catastrophe losses and claim severity. In 2002, the Allstate brand loss ratio declined 2.3 points and the Ivantage loss ratio declined 5.1 points when compared to 2001. The declines in 2002 were due to increased premiums earned, lower catastrophe losses and lower claim frequency, partially offset by higher severity.

        Homeowners loss ratio declined 12.6 points for the Allstate brand and increased 1.6 points for Ivantage in 2003 when compared to 2002. These fluctuations were due to higher premiums earned, lower claim frequency and lower reserve reestimates for the Allstate brand, including lower than anticipated losses in Texas related to mold claims, offset by increased catastrophe losses, higher claim severity and higher reserve reestimates for Ivantage. Allstate brand incurred losses related to mold claims in Texas were negligible in 2003 compared to losses of $326 million in 2002 and $184 million in 2001. In 2002, the Allstate brand loss ratio declined 9.5 points and the Ivantage loss ratio declined 7.7 points when compared to 2001. The declines in 2002 were due to increased premiums earned, and lower catastrophe losses, partially offset by increased reserve reestimates related to prior years and higher mold-related claims in the state of Texas.

        For homeowners, we implemented programs such as market or state-specific product designs, rate increases, underwriting and rating changes, discontinuation of specific coverages, specific policy language clarifying coverage for mold claims and loss management initiatives to improve the profitability of this business. Because of the success of these programs we have returned this business to profitability during 2003, although in the future volatility in underwriting results caused by losses from events such as catastrophes may occur. We will continue these programs and introduce others to maintain profitability.

        Expense ratio for Allstate Protection increased in 2003 compared to 2002 after declining in 2002 from 2001 levels. The increase in 2003 was due to higher agent incentives, marketing expenditures, charitable contributions and employee-related expenses. The decline in 2002 was due to various expense management initiatives partially offset by an increase in periodic pension costs.

        The impact of specific costs and expenses on the expense ratio is included in the following table.

	Allstate brand			Ivantage
	2003	2002	2001	2003	2002	2001
Amortization of DAC	13.9	13.3	13.2	19.1	19.8	20.2
Other costs and expenses	9.3	8.7	9.4	9.9	12.6	10.7
Amortization of goodwill	—	—	0.1	—	—	0.6
Restructuring and related charges	0.3	0.5	0.5	0.3	0.1	—

Total expense ratio	23.5	22.5	23.2	29.3	32.5	31.5

        The expense ratio for the standard auto and homeowners businesses generally approximate the total Allstate Protection expense ratio of 23.9 in 2003, 23.3 in 2002 and 23.9 in 2001. The expense ratio for the non-standard auto business generally is 4 to 5 points lower than the total Allstate Protection expense ratio due to lower agent commission rates and higher average premiums for non-standard auto as compared to standard auto. The Ivantage expense ratio is higher on average than the expense ratio of the Allstate brand due to higher commission rates, integration expenses and expenditures for technology.

        Allstate Protection underwriting income was impacted in 2003, 2002 and 2001 by restructuring charges. For a more detailed discussion of these charges, see Note 12 of the consolidated financial statements. Net income was also favorably impacted in 2003 and 2002 by adjustments for prior year tax liabilities totaling $69 million and $99 million, respectively.

        DAC    We establish a DAC asset for costs that vary with and are primarily related to acquiring business, principally agents' remuneration, premium taxes, certain underwriting costs and direct mail solicitation expenses. For the Allstate Protection business, DAC is amortized to income consistent with the timeframes in which premiums are earned.

        The balance of DAC for each product type at December 31, is included in the following table.

	Allstate brand		Ivantage		Total Allstate Protection
(in millions)	2003	2002	2003	2002	2003	2002
Standard auto	$491	$417	$112	$112	$603	$529
Non-standard auto	63	71	5	4	68	75

Auto	554	488	117	116	671	604
Homeowners	392	337	52	50	444	387
Other personal lines	198	180	12	9	210	189

Total DAC	$1,144	$1,005	$181	$175	$1,325	$1,180

        Catastrophe Losses are an inherent risk of the property-liability insurance industry that have contributed, and will continue to contribute, to potentially material year-to-year fluctuations in our results of operations and financial position. We define a "catastrophe" as an event that produces pre-tax losses before reinsurance in excess of $1 million and involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time following the event. Catastrophes are caused by various natural events including earthquakes, wildfires, tornadoes, hailstorms, hurricanes, tropical storms, high winds and winter storms. We are also exposed to human-made catastrophic events, such as certain acts of terrorism or industrial accidents. The nature and level of catastrophes in any period cannot be predicted.

        We include catastrophe losses in property-liability claims and claims expense. As a result, catastrophe losses affect both our underwriting results and loss ratios. During 2003, catastrophe losses totaled $1.49 billion, compared to catastrophe losses of $731 million in 2002 and $894 million in 2001.

        Over time we have limited our aggregate insurance exposure to catastrophe losses in certain regions of the country that are subject to high levels of natural catastrophes. Actions we have taken to limit our exposure include restricting the amount and location of new business; limiting the availability of certain policy coverages; employing policy brokering; and increasing our participation in catastrophe pools. However, the impact of these actions may be mitigated by the effect of state insurance laws and regulations and by the effect of competitive considerations. We have also requested and received rate increases and have expanded the use of hurricane, tropical cyclone and earthquake deductibles in certain regions that are subject to high levels of catastrophes.

        We consider the greatest areas of potential catastrophe losses due to hurricanes to be major metropolitan centers near the eastern and gulf coasts of the United States, and the greatest areas of potential catastrophe losses due to earthquakes to be California, areas surrounding the New Madrid fault system in the Midwest and faults in and surrounding Seattle, Washington and Charleston, South Carolina. For further disclosure of our participation in the Florida Hurricane Catastrophe Fund, Citizens Property Insurance Corporation and the California Earthquake Authority, which limit our exposure to catastrophes in certain areas, see Notes 9 and 13 of the consolidated financial statements.

        Historical Catastrophe Experience    In the last 12 years, the average annual impact of catastrophes on our Property-Liability loss ratio was 6.2 pts. However, this average does not reflect the impact of some of the more significant actions we have taken to limit our catastrophe exposure. Consequently, we think it is useful to consider the impact of catastrophes after excluding losses that are now substantially covered by the CEA, FHCF or brokered to a third party. The average annual impact of all catastrophes, excluding losses from Hurricanes Andrew and Iniki and losses from California earthquakes, on our Property-Liability loss ratio was 4.0 during the last 12 years. Comparatively, the average annual impact of catastrophes on the homeowners loss ratio over the last 11 years, excluding losses from Hurricane Andrew, California earthquakes and Hawaii hurricanes during that period was 15.7 points, with an impact of 16.0 in areas bordering the eastern and gulf coasts with hurricane exposure and an impact of 15.3 in all other areas. The question of the impact of global climate change is an on-going topic of discussion and so we continue to evaluate credible scientific evidence regarding the potential effect of climate change on our business.

Allstate Protection Outlook

  •
  We expect to see continued premium growth during 2004 as the result of increases in Allstate brand standard auto and homeowners PIF. Increased PIF is related to our pursuit of a broader marketing approach in most of the U.S., including underwriting to additional SRM risk tiers, increased advertising and growth in the number and size of Allstate exclusive agencies. Because of our profitable results in 2003, we expect the level of premium rate changes in 2004 will diminish.

  •
  We do not expect to experience significant premium growth in Ivantage during 2004 while we continue to pursue profitability actions in this business.

  •
  We expect that volatility in the level of catastrophes or claim frequency we experience will contribute to variation in our underwriting results.

  •
  We will continue to examine our expenses for additional areas where costs may be reduced. Any reductions in costs we achieve, however, may be offset by the costs of other new initiatives, such as increased expenditures for advertising and technology. In addition, other factors may increase our expenses, including an adverse market impact on net periodic pension cost, increases in other benefit expenses and guaranty fund assessments.

DISCONTINUED LINES AND COVERAGES SEGMENT

        Overview    The Discontinued Lines and Coverages segment includes results from insurance coverage that we no longer write and results for certain commercial and other businesses in run-off. We have assigned management of this segment to a designated group of professionals with expertise in claims handling, policy coverage interpretation and exposure identification. Our exposure to asbestos, environmental and other discontinued lines claims arises in this segment.

        Summarized underwriting results for the years ended December 31, are presented in the following table.

(in millions)	2003	2002	2001
Premiums written	$12	$7	$8

Premiums earned	$13	$10	$15
Claims and claims expense	(574)	(233)	(26)
Other costs and expenses	(10)	(11)	(12)
Restructuring and related charges	—	—	(1)

Underwriting loss	$(571)	$(234)	$(24)

        During 2003, the underwriting loss was primarily due to reserve increases for asbestos totaling $514 million. Our annual "ground up" review of reserves for asbestos, environmental, and other discontinued lines exposures resulted in an increase in asbestos reserves totaling $442 million. During the year, asbestos reserves were also increased $34 million due to new information received for two manufacturing insureds in bankruptcy, and by $38 million for an excess insurance policyholder who submitted new and unanticipated claims that were for previously not designated, and therefore unexpected, coverage years. Reserves for uncollectible reinsurance recoverable and bad debts were increased by $26 million. The cost of administering claims settlements totaled $23 million, $39 million and $16 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        During 2002, the underwriting loss was also primarily due to our annual review of reserves for asbestos, environmental, and other discontinued lines exposures, resulting in an increase in reserves totaling $231 million, including increases for asbestos of $121 million, environmental of $26 million, other discontinued lines of $45 million, and costs of administering claim settlements and miscellaneous run-off exposures of $39 million.

        See the Property-Liability Claims and Claims Expense Reserves discussion for a more detailed description of our reserving practices.

Discontinued Lines and Coverages Outlook

  •
  We may continue to experience asbestos losses in the future. These potential losses could be due to the potential adverse impact of new information becoming known relating to new and additional claims or the impact of resolving unsettled claims based on unanticipated events such as litigation or legislative, judicial and regulatory actions. Because of our annual "ground up" review, we believe that our reserves are appropriately established based on available information, technology, laws and regulations.

PROPERTY-LIABILITY INVESTMENT RESULTS

        Net investment income increased 1.3% in 2003 when compared to last year, after decreasing 5.1% in 2002 when compared to 2001. In 2003, the increase was due to higher portfolio balances resulting from positive cash flows from operations and investment activities and higher income from partnerships, mostly offset by lower portfolio yields. In 2002, the decrease was due to lower portfolio yields and lower income from partnership interests, partially offset by higher portfolio balances due to positive cash flows from operations and investment activities. During 2002, we sold approximately $1 billion of the Property-Liability equity securities portfolio. The proceeds of this sale were invested in fixed income securities, which generated higher net investment income.

        The following table presents the average pre-tax investment yields(1) for the year ended December 31.

	2003	2002	2001
Fixed income securities: tax-exempt	5.5%	5.6%	5.7%
Fixed income securities: tax-exempt equivalent	7.8	8.0	8.1
Fixed income securities: taxable	5.5	6.5	6.6
Equity securities	4.4	3.9	5.4
Mortgage loans	7.7	5.8	7.0
Total portfolio	5.3	5.6	6.0

(1)
Pre-tax yield is calculated as annualized investment income (including dividend income in the case of equity securities) divided by the average of the beginning and end of period investment balances. Amortized cost basis is used to calculate the average investment balance for fixed income securities.

        Net realized capital gains and losses were $192 million in 2003 compared to ($314) million in 2002 and ($83) million in 2001. The following table presents the factors driving the net realized capital gains and losses results.

(in millions)	2003	2002	2001
Investment write-downs	$(110)	$(148)	$(125)
Sales	385	(129)	49
Valuation of derivative instruments	10	(24)	(59)
Settlements of derivative instruments	3	(195)	2

Realized capital gains and losses, pretax	288	(496)	(133)
Income tax (expense) benefit	(96)	182	50

Realized capital gains and losses, after-tax	$192	$(314)	$(83)

        For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

Investment Outlook

  •
  The Property-Liability investment portfolio relies upon positive cash flows to support investment purchases. Cash flows available for investment can be impacted by volatility in underwriting results and the level of dividends paid by Allstate Insurance Company ("AIC") to The Allstate Corporation. The amount of cash flow available to invest directly impacts the amount of Property-Liability net investment income.

  •
  Allstate expects to experience lower investment yields due, in part, to the reinvestment of proceeds from security prepayments, calls and maturities, and the investment of cash flows from operations in securities yielding less than the average portfolio rate.

PROPERTY-LIABILITY CLAIMS AND CLAIMS EXPENSE RESERVES

        Underwriting results of Property-Liability are significantly influenced by estimates of property-liability claims and claims expense reserves. We describe our reserve process in the Application of Critical Accounting Policies section of the MD&A and Note 7 of the consolidated financial statements. These reserves are an estimate of amounts necessary to settle all outstanding claims, including IBNR claims, as of the reporting date.

        Reserves are established for claims as they occur for each line of business based on estimates of the ultimate cost to settle the claims. The actual loss results are compared to prior estimates and differences are recorded as reserve reestimates. The primary actuarial technique used to estimate reserves and provide for losses is a "chain ladder" estimation process in which historical loss patterns are applied to actual paid losses and reported losses (paid losses plus individual case reserves set by claim adjusters) for an accident year or a report year to create an estimate of how losses are likely to develop over time. An accident year refers to classifying claims based on the year in which the claims occurred. A report year refers to classifying claims based on the year in which the claims are reported. Both classifications are used to prepare estimates of required reserves for payments to be made in the future.

        In the chain ladder estimation technique, a ratio (development factor) is calculated which compares current results to results in the prior period for each accident year. A three-year or two-year average development factor, based on historical results, is usually multiplied by the current experience to estimate the development of losses of each accident year from the current time period into the next time period. The development factors for the next time periods for each accident year are compounded over the remaining calendar years to calculate an estimate of ultimate losses for each accident year.

Occasionally, unusual aberrations in loss patterns are caused by factors such as changes in claim reporting, settlement patterns, unusually large losses, process changes, legal or regulatory changes, and other influences. In these instances, analyses of alternate development factor selections are performed to evaluate the effect of these factors, and actuarial judgment is applied to make appropriate development factor assumptions needed to develop a best estimate of ultimate losses. Paid losses are then subtracted from estimated ultimate losses to determine the indicated reserves. The difference between indicated reserves and recorded reserves is the amount of reserve reestimate.

        Reserves are reestimated quarterly. When new development factors are calculated from actual losses, and they differ from estimated development factors used in previous reserve estimates, assumptions about losses and required reserves are revised based on the new development factors. Changes to reserves are recorded in the period in which development factor changes result in reserve reestimates.

        Over one thousand actuarial estimates of the types described above are prepared each quarter to monitor losses for each line of insurance, major components of losses (such as coverages and perils), major states or groups of states and for reported losses and IBNR. Often, several different estimates are prepared for each detailed component, incorporating alternative analyses of changing claim settlement patterns and other influences on losses, from which we select our best estimate for each component, occasionally incorporating additional analyses and actuarial judgment, as described above. These estimates also incorporate the historical impact of inflation into reserve estimates, the implicit assumption being that a multi-year average development factor represents an adequate provision. Based on our review of these estimates, our best estimate of required reserves for each state/line/coverage component is recorded for each accident year, and the required reserves for each component are summed to create the reserve balances carried on our Consolidated Statements of Financial Position.

        The facts and circumstances leading to our reestimate of reserves relate to revisions to the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual losses are different than that predicted by the estimated development factors used in prior reserve estimates. At December 31, 2003, the impact of a reserve reestimation resulting in a one percent increase in net reserves would be a decrease of approximately $100 million in net income. A reserve reestimation resulting in a one percent decrease in net reserves would increase net income by approximately $100 million. For a further description of our reserving policies and the potential variability in our reserve estimates, see the Application of Critical Accounting Policies section of the MD&A.

        For Allstate Protection, at each reporting date the highest degree of uncertainty in estimates of losses arises from claims remaining to be settled for the current accident year and the most recent preceding accident year. The greatest degree of uncertainty exists in the current accident year because, at the end of the current accident year, the percentage of losses that have not been reported or settled and that consequently must be estimated, is higher than it will be as time elapses. Most of these losses relate to damaged property such as automobiles and to medical care for injuries from accidents. During the first year after the end of an accident year, a large portion of the total losses for that accident year are settled. When accident year losses paid through the end of the first year following the accident year are incorporated into updated actuarial estimates, the trends inherent in the settlement of claims emerge more clearly. Consequently, this is the point in time at which we tend to make our largest reestimates of losses for an accident year. After the second year, the losses that we pay for an accident year typically relate to claims that are more difficult to settle, such as those involving serious injuries or litigation. Private passenger auto insurance provides a good illustration of the uncertainty of future loss estimates: our typical annual percentage payout of reserves (estimated losses) for an accident year is approximately 46% in the first year after the end of the accident year, 20% in the second year, 14% in the third year, 9% in the fourth year, and the remaining 11% thereafter.

        The table below shows total net reserves as of December 31, 2003, 2002 and 2001 for Allstate brand, Ivantage and Discontinued Lines and Coverages lines of business.

(in millions)	2003	2002	2001
Allstate brand	$12,866	$12,361	$12,092
Ivantage	1,277	1,227	1,247

Total Allstate Protection	$14,143	$13,588	$13,339
Discontinued Lines and Coverages	1,837	1,430	1,494

Total Property-Liability	$15,980	$15,018	$14,833

        The table below shows net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2003, 2002 and 2001, and the effect of reestimates in each year.

	2003		2002		2001
(in millions)	Jan 1 Reserves	Reserve Reestimate	Jan 1 Reserves	Reserve Reestimate	Jan 1 Reserves	Reserve Reestimate
Allstate brand	$12,361	$(209)	$12,092	$386	$12,324	$226
Ivantage	1,227	36	1,247	68	1,277	90

Total Allstate Protection	$13,588	$(173)	$13,339	$454	$13,601	$316
Discontinued Lines and Coverages	1,430	574	1,494	231	1,624	26

Total Property-Liability	$15,018	$401	$14,833	$685	$15,225	$342

Reserve reestimates, after-tax		$261		$445		$222

Net income		2,705		1,134		1,158

Reserve reestimates as a % of net income		(9.6)%		(39.2)%		(19.2)%

Allstate Protection

        The table below shows Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2003, 2002 and 2001, and the effect of reestimates in each year.

	2003		2002		2001
(in millions)	Jan 1 Reserves	Reserve Reestimate	Jan 1 Reserves	Reserve Reestimate	Jan 1 Reserves	Reserve Reestimate
Auto	$10,378	$(221)	$10,339	$44	$10,829	$(85)
Homeowners	1,664	13	1,488	367	1,315	415
Other Lines	1,546	35	1,512	43	1,457	(14)

Total Allstate Protection	$13,588	$(173)	$13,339	$454	$13,601	$316

Underwriting income (loss)		1,903		497		(627)

Reserve reestimates as a % of underwriting income (loss)		9.1%		(91.3)%		(50.4)%

        Auto reserve reestimates in 2003 were primarily the result of 2002 auto injury severity and late reported loss development that was better than expected. Auto reserve reestimates in 2002 were primarily due to increasing severity trends for automobile repair and medical costs of $55 million for Ivantage operations and $17 million for Canadian operations, partially offset by reduced reserve reestimates for the Allstate brand. In 2001, the favorable impact of Allstate brand auto reserve reestimates was partially offset by a greater than expected volume of late-reported, unusual, weather-related losses; adverse results of litigation; and increased reestimates of losses reported in prior years for the Ivantage and Canadian businesses.

        Homeowners reserve reestimates in 2003 were primarily due to severity development that was greater than expected and additional losses from the 1994 Northridge earthquake, partially offset by the release of reserves due to lower than anticipated losses in Texas related to mold claims.

        Homeowners reserve reestimates in 2002 were primarily due to claim severity and late reported losses that were greater than the level anticipated in previous reserve estimates. This resulted in reserve reestimates including $78 million related to IBNR, $95 million related to claim severity and $169 million related to mold claims in Texas. In addition, reserves were increased $25 million for settlement of losses remaining from the 1994 Northridge earthquake. In March 2002, a new Texas homeowner policy form was implemented that restricted mold coverage from what had been provided by a previous broad state-mandated policy form. As a result, coverage provided and the incidence of losses for mold diminished in the second half of the year. Reserve reestimates in 2003 and 2002 for the 1994 Northridge earthquake losses were to provide for higher than anticipated losses resulting from settlement of class action litigation and due to greater than expected additional losses and expenses caused by coverage afforded due to the passage of California's Senate Bill 1899 in 1999.

        Increased homeowner reserve reestimates in 2001 were primarily due to $118 million of greater late reported unusual weather-related losses than expected from the end of the year 2000 which was reported in the year 2001, increases to severity of homeowners losses reported in prior years totaling $172 million, and $125 million for settlement of losses remaining from the 1994 Northridge earthquake. Reserve reestimates in 2001 for the 1994 Northridge earthquake losses were to provide for higher than anticipated losses resulting from settlement of class action litigation and due to greater than expected additional losses and expenses caused by coverage afforded due to the passage of California's Senate Bill 1899 in 1999.

        Other lines reserve reestimates in 2003, 2002, and 2001 were primarily the result of different claim severity development than anticipated in previous estimates.

        Pending, new and closed claims for Allstate Protection, for the years ended December 31, are summarized in the following table.

Number of Claims	2003	2002	2001
Auto
Pending, beginning of year	635,304	684,324	742,185
New	5,480,516	5,973,807	6,530,027
Total closed	(5,546,271)	(6,022,827)	(6,587,888)

Pending, end of year	569,549	635,304	684,324

Homeowners
Pending, beginning of year	87,058	87,743	91,918
New	962,673	966,023	1,081,649
Total closed	(987,651)	(966,708)	(1,085,824)

Pending, end of year	62,080	87,058	87,743

Other lines
Pending, beginning of year	53,117	53,851	56,457
New	356,037	386,453	428,269
Total closed	(362,483)	(387,187)	(430,875)

Pending, end of year	46,671	53,117	53,851

Total Allstate Protection
Pending, beginning of year	775,479	825,918	890,560
New	6,799,226	7,326,283	8,039,945
Total closed	(6,896,405)	(7,376,722)	(8,104,587)

Pending, end of year	678,300	775,479	825,918

        We believe the net loss reserves for Allstate Protection exposures are appropriately established based on available facts, technology, laws and regulations.

        The following tables reflect the accident years to which the reestimates shown above are applicable for Allstate brand, Ivantage and Discontinued Lines and Coverages lines of business. Favorable reserve reestimates are shown in these tables in parenthesis.

2003 Prior year reserve reestimates

(in millions)	1993 & Prior	1994	1995	1996	1997	1998	1999	2000	2001	2002	Total
Allstate brand	$50	$38	$7	$17	$19	$26	$4	$(21)	$(78)	$(271)	$(209)
Ivantage	(2)	—	—	—	—	—	—	12	10	16	36

Total Allstate Protection	48	38	7	17	19	26	4	(9)	(68)	(255)	(173)
Discontinued Lines and Coverages	574	—	—	—	—	—	—	—	—	—	574

Total Property-Liability	$622	$38	$7	$17	$19	$26	$4	$(9)	$(68)	$(255)	$401

2002 Prior year reserve reestimates

(in millions)	1992 & Prior	1993	1994	1995	1996	1997	1998	1999	2000	2001	Total
Allstate brand	$(3)	$(6)	$25	$4	$1	$(14)	$(4)	$2	$57	$324	$386
Ivantage	—	—	—	—	—	—	—	17	23	28	68

Total Allstate Protection	(3)	(6)	25	4	1	(14)	(4)	19	80	352	454
Discontinued Lines and Coverages	231	—	—	—	—	—	—	—	—	—	231

Total Property-Liability	$228	$(6)	$25	$4	$1	$(14)	$(4)	$19	$80	$352	$685

2001 Prior year reserve reestimates

(in millions)	1991 & Prior	1992	1993	1994	1995	1996	1997	1998	1999	2000	Total
Allstate brand	$(135)	$(9)	$2	$111	$2	$(3)	$(9)	$(60)	$(21)	$348	$226
Ivantage	—	—	—	—	—	—	—	—	(13)	103	90

Total Allstate Protection	(135)	(9)	2	111	2	(3)	(9)	(60)	(34)	451	316
Discontinued Lines and Coverages	26	—	—	—	—	—	—	—	—	—	26

Total Property-Liability	$(109)	$(9)	$2	$111	$2	$(3)	$(9)	$(60)	$(34)	$451	$342

        Allstate brand    The Allstate brand experienced $209 million of favorable prior year reserve reestimates in 2003. This was primarily due to auto injury severity and late reported loss development that was better than expected and the release of reserves due to lower than anticipated losses in Texas related to mold claims.

        The Allstate brand experienced $386 million of unfavorable prior year reserve reestimates in 2002. This was primarily due to $338 million of homeowners reestimates resulting from claim severity development and late reported losses that were greater than what was anticipated in previous reserve estimates, including $169 million related to mold claims in Texas and $25 million for settlement of losses remaining from the 1994 Northridge earthquake. Reestimates of reserves from prior years for auto and other businesses were about $48 million for the year, of which $20 million was for Canadian business reserves. These reestimates were primarily due to increasing inflationary pressures on auto severities and for some of the small non-auto products.

        Reserve reestimates for the Allstate brand claims in 2001 included a $348 million increase in the 2000 accident year losses offset by $122 million of net favorable reestimates for all prior years. Approximately $197 million of unfavorable reestimates for 2000 accident year losses was the result of unusually bad weather experienced at year-end 2000, coupled with an unanticipated number of late reported claims. The remainder of the 2000 accident year loss reestimate was primarily attributable to increased severity for homeowner losses including mold-related losses in Texas. For accident years prior to 2000, the net reestimate of $122 million included $125 million of adverse reestimates for Northridge-related losses and $105 million of other litigation-related adverse reestimates, offset by favorable reestimates.

        The preceding trends are primarily responsible for revisions to loss development factors, as previously described, used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Because these trends cause actual losses to differ from those predicted by the estimated development factors used in prior reserve estimates, reserves are revised as actuarial studies validate new trends, based on the indications of updated development factor calculations.

        The impact of these reestimates on the Allstate brand underwriting income (loss) is shown in the table below.

(in millions)	2003	2002	2001
Reserve reestimates	$209	$(386)	$(226)
Allstate brand underwriting income (loss)	1,941	681	(298)
Reserve reestimates as a % of underwriting income (loss)	10.8%	(56.7)%	(75.8)%

        Ivantage    Reserve reestimates in 2003, 2002 and 2001 were related to higher than anticipated claim settlement costs. In 2001, adverse reestimates also resulted from unusually bad weather experienced at year-end 2000 coupled with an unanticipated number of late reported claims.

        The impact of these reestimates on the Ivantage underwriting (loss) income is shown in the table below.

(in millions)	2003	2002	2001
Reserve reestimates	$(36)	$(68)	$(90)
Ivantage underwriting (loss) income	(38)	(184)	(329)
Reserve reestimates as a % of underwriting (loss) income	(94.7)%	(37.0)%	(27.4)%

        Discontinued Lines and Coverages    We conduct an annual review in the third quarter of each year to evaluate and establish asbestos, environmental and other discontinued lines reserves. Reserves are recorded in the reporting period in which they are determined. Using established industry and actuarial best practices and assuming no change in the regulatory or economic environment, this detailed and comprehensive "ground up" methodology determines reserves based on assessments of the characteristics of exposure (e.g. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders.

        Reserve reestimates for the Discontinued Lines and Coverages, as shown in the table below, were increased primarily for asbestos in 2003 and 2001, and for asbestos, environmental and other discontinued lines losses in 2002.

	2003		2002		2001
(in millions)	Jan 1 Reserves	Reserve Reestimate	Jan 1 Reserves	Reserve Reestimate	Jan 1 Reserves	Reserve Reestimate
Asbestos Claims	$635	$520	$675	$121	$642	$94
Environmental Claims	304	2	343	26	429	(45)
Other Discontinued Lines	491	52	476	84	553	(23)

Total Discontinued Lines and Coverages	$1,430	$574	$1,494	$231	$1,624	$26

Underwriting (loss) income		(571)		(234)		(24)

Reserve reestimates as a % of underwriting (loss) income		(100.5)%		(98.7)%		(108.3)%

        Reserve additions for asbestos in 2003, totaling $520 million, were primarily for products-related coverage. This increase essentially was a result of more claimants being reported by excess insurance policyholders with existing active claims and new claims being reported in our assumed reinsurance business. This trend is consistent with the trends of other carriers in the industry. We believe it is related to increased publicity and awareness of coverage, ongoing litigation, potential congressional activity and bankruptcy actions. During 2003, reserve reestimates included $29 million for other discontinued lines exposures in run-off, and $23 million related to the cost of administering claim settlements and miscellaneous run-off exposures.

        In 2002, asbestos reserves were increased by $121 million primarily due to final settlement of exposure to an insured and adverse reestimates on other estimated asbestos losses due to an increase in claims from smaller more peripheral exposures. Pending asbestos claims related to excess policies issued to manufacturers that have filed for bankruptcy protection also increased to a minor extent. Reserve reestimates also included $45 million for other discontinued lines exposures in run-off and $39 million related to the cost of administering claim settlements and miscellaneous run-off exposures.

        In 2001, our annual review resulted in a $94 million reestimate of asbestos reserves due to increased emergence of reported losses. This was partially offset by a $45 million favorable reestimate of environmental reserves and $23 million of favorable reestimates in other discontinued lines due to improving loss emergence trends in these areas.

        Our exposure to asbestos, environmental and other discontinued lines claims arises principally from assumed reinsurance coverage written during the 1960s through the mid-1980s, including reinsurance on primary insurance written on large United States companies, and from direct excess insurance written from 1972 through 1985, including substantial excess general liability coverages on Fortune 500 companies. Additional exposure stems from direct primary commercial insurance written during the 1960s through the mid-1980s. Other discontinued lines exposures primarily relate to general liability and product liability mass tort claims, such as those for medical devices and other products.

        In 1986, the general liability policy form used by us and others in the property-liability industry was amended to introduce an "absolute pollution exclusion," which excluded coverage for environmental damage claims, and to add an asbestos exclusion. Most general liability policies issued prior to 1987 contain annual aggregate limits for product liability coverage. General liability policies issued in 1987 and thereafter contain annual aggregate limits for product liability coverage and annual aggregate limits for all coverages. Our experience to date is that these policy form changes have limited the extent of our exposure to environmental and asbestos claim risks.

        Our exposure to liability for asbestos, environmental, and other discontinued lines losses manifests differently depending on whether it arises from assumed reinsurance coverage, direct excess insurance, or direct primary commercial insurance. The direct insurance coverage we provided that covered asbestos, environmental and other discontinued lines was substantially "excess" in nature.

        Direct excess insurance and reinsurance involve coverage written by us for specific layers of protection above retentions and other insurance plans. The nature of excess coverage and reinsurance provided to other insurers limits our exposure to loss to specific layers of protection in excess of policyholder retention or primary insurance plans. Our exposure is further limited by the significant reinsurance that we have purchased on our excess business.

        Our assumed reinsurance business involved writing generally small participations in other insurers' reinsurance programs. The reinsured losses in which we participate may be a proportion of all eligible losses or eligible losses in excess of defined retentions. The majority of our assumed reinsurance exposure, approximately 85%, is for excess of loss coverage, while the remaining 15% is for pro-rata coverage.

        Liability for actual and potential asbestos losses has caused a number of companies to file for bankruptcy protection. Of 63 companies that filed for bankruptcy as a result of significant asbestos exposure, on a direct (both primary and excess) insurance basis, we:

  •
  Did not insure 43

  •
  Settled with 12

  •
  Reserved to excess insurance policy limits on 4

  •
  Reserved to maximum mutual agreed upon exposure on 1

  •
  Appropriately reserved for the remaining 3

        Although we do not believe a greater exposure is probable for the remaining 3, our maximum additional exposure to full policy limits for the remaining 3 in the aggregate is $27 million, after-tax.

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

        Our exposure, if any, to bankruptcies of major asbestos manufacturers, including any currently in bankruptcy, would also arise if assumed reinsurance was written for an insurer providing insurance protection to a major asbestos manufacturer, and then only in proportion to our participation share. We assess our potential liability to each of our reinsurance programs and adjust reserves accordingly based on our knowledge of the losses of each reinsured exposure.

        Our direct primary commercial insurance business did not include coverage to large asbestos manufacturers. This business comprises a cross section of policyholders engaged in many diverse business sectors located throughout the country.

        The table below summarizes reserves and claim activity for asbestos and environmental claims before (Gross) and after (Net) the effects of reinsurance for the past three years.

	2003		2002		2001
(in millions, except ratios)	Gross	Net	Gross	Net	Gross	Net
Asbestos claims
Beginning reserves	$904	$635	$929	$675	$871	$642
Incurred claims and claims expense	800	520	180	121	158	94
Claims and claims expense paid	(121)	(76)	(205)	(161)	(100)	(61)

Ending reserves	$1,583	$1,079	$904	$635	$929	$675

Annual survival ratio	13.1	14.2	4.4	3.9	9.3	11.1

3-year survival ratio	11.1	10.9	5.3	5.1	7.0	7.6

Environmental claims
Beginning reserves	$393	$304	$444	$343	$559	$429
Incurred claims and claims expense	—	2	34	26	(60)	(45)
Claims and claims expense paid	(78)	(49)	(85)	(65)	(55)	(41)

Ending reserves	$315	$257	$393	$304	$444	$343

Annual survival ratio	4.0	5.2	4.6	4.7	8.1	8.4

3-year survival ratio	4.3	5.0	5.4	5.1	6.7	6.7

Combined environmental and asbestos claims
Annual survival ratio	9.5	10.7	4.5	4.2	8.9	10.0

3-year survival ratio	8.8	8.9	5.3	5.1	6.9	7.3

Percentage of IBNR in ending reserves		59.9%		53.5%		58.4%

        The survival ratio is calculated by taking our ending reserves divided by payments made during the year. This is a commonly used but extremely simplistic and imprecise approach to measuring the adequacy of asbestos and environmental reserve levels. Many factors, such as mix of business, level of coverage provided and settlement procedures have significant impacts on the amount of environmental and asbestos claims and claims expense reserves, claim payments and the resultant ratio. As payments result in corresponding reserve reductions, survival ratios can be expected to vary over time.

        In 2003, the asbestos survival ratios increased (improved) due to higher reserve balances and relatively low payments. The environmental survival ratios decreased slightly due to a lower reserve balance. In 2002, both the asbestos and environmental survival ratios declined due to an increase in claims paid and reduced reserve levels, primarily due to commutations, policy buy-backs, and settlement agreements that, in turn, caused increased claim payments and reduced reserve levels. The total commutations, policy buy-backs, and settlement agreements and the survival ratios for asbestos and environmental claims for 2003, 2002 and 2001 excluding these commutations, policy buy-backs, and settlement agreements, are represented in the following table.

	2003		2002		2001
(in millions, except ratios)	Gross	Net	Gross	Net	Gross	Net
Asbestos claims
Commutations, policy buy-backs & settlement agreements	$54	$33	$118	$102	$27	$18
Annual survival ratio	22.7	24.2	9.5	10.3	11.3	14.7

3-year survival ratio	21.9	22.2	11.0	12.5	11.8	15.4

Environmental claims
Commutations, policy buy-backs & settlement agreements	$42	$24	$29	$22	$23	$16
Annual survival ratio	8.4	10.0	6.6	6.9	13.7	13.7

3-year survival ratio	7.7	8.4	9.7	9.5	13.0	13.1

Combined environmental and asbestos claims
Total commutations, policy buy-backs & settlement agreements	$96	$57	$147	$124	$50	$34
Annual survival ratio	17.7	19.0	8.4	8.9	12.0	14.3

3-year survival ratio	16.7	16.9	10.6	11.3	12.2	14.5

        Our three-year net average survival ratio excluding commutations, policy buy-backs, and settlement agreements is viewed to be a more representative, prospective measure of current reserve adequacy than other survival ratio calculations. Now at 22.2 years for asbestos as of December 31, 2003, we consider it to represent a strong reserve position. A one-year increase in the three-year average asbestos survival ratio at December 31, 2003 would require an after-tax increase in reserves of approximately $31 million.

        Our net asbestos reserves by type of exposure and total reserve additions are shown in the following table.

	December 31, 2003				December 31, 2002			December 31, 2001
(in millions)	Active Policy- holders	Net Reserves		% of Reserves	Active Policy- holders	Net Reserves(1)	% of Reserves(1)	Active Policy- holders	Net Reserves(1)	% of Reserves(1)
Direct policyholders:
—Primary	52	$28		3%	40	$16	2%	39	$12	2%
—Excess	286	201		19	240	87	14	223	75	11

Total	338	229		22%	280	103	16%	262	87	13%

Assumed reinsurance		191		17		173	27		168	25
IBNR claims		659		61		359	57		421	62

Total net reserves		$1,079		100%		$635	100%		$676	100%

Total reserve additions		$514	(2)			$121			$94

(1)
To conform to the current year presentation, $8 million of asbestos reserves at December 31, 2002 and December 31, 2001 have been reclassified from direct excess insurance policyholders to direct primary insurance policyholders.

(2)
Excludes a $6 million increase in the allowance for future uncollectible reinsurance recoverables.

        During the last three years, 190 direct primary and excess policyholders reported new claims, and 104 policyholders were closed, increasing the number of active policyholders by 86 during the period. The 86 increase comprised 58 from 2003, 18 from 2002 and 10 from 2001. The increase of 58 from 2003 included 85 new policyholders reporting new claims and 27 policyholders' claims were closed. Reserve additions for asbestos for the year ended December 31, 2003, totaled $514 million and included the following factors:

  •
  Direct primary insurance net reserves increased by $12 million. We were not a significant direct primary insurer and did not insure any of the large asbestos manufacturers on a direct primary insurance basis.

  •
  Direct excess insurance net reserves increased by $114 million for policyholders with existing active claims. The increase in existing active claims was attributable to an increase in the number of claims filed against direct excess insureds.

  •
  Assumed reinsurance net reserves increased by $18 million for increased cessions as ceding companies (other insurance carriers) also experienced increased claim activity. Many of the insureds that reported claims to us on their direct excess insurance coverages also reported claims to carriers included in our assumed reinsurance exposure. The number of reported new claims is shown in the following table.

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
New Claims(1)	265	197	182

(1)
New claims are defined as the aggregate number of policyholders with claims reported by all ceding companies.

•
IBNR net reserves increased by $300 million in anticipation of continued claims activity. At December 31, 2003 IBNR represented 61.1% of total asbestos reserves, 4 points higher than at December 31, 2002. IBNR reserves are estimated to provide for probable future unfavorable reserve development of known claims and future reporting of additional unknown claims from current and new direct active insurance policyholders and ceding companies.

        Our non-products case reserves represent approximately 4.7% of total asbestos case reserves. We do not anticipate significant changes in this percentage as insureds' retentions associated with excess insurance programs and assumed reinsurance exposure are seldom exceeded. We did not write direct primary insurance on policyholders with the potential for significant non-products-related loss exposure.

        For environmental exposures a comprehensive "ground up" review, using processes similar to those used for the asbestos review, is also conducted in the third quarter of each year. The analysis performed in 2003 produced essentially no change in reserve estimates. Environmental loss emergence in 2002 was primarily due to losses from one large reinsurance contract and a few other direct losses. In past years environmental reestimates have been favorable.

        Pending, new, total closed and closed without payment claims for asbestos and environmental exposures for the years ended December 31, are summarized in the following table.

Number of Claims	2003	2002	2001
Asbestos
Pending, beginning of year	6,900	6,426	6,004
New	2,267	1,165	967
Total closed	(957)	(691)	(545)

Pending, end of year	8,210	6,900	6,426

Closed without payment	594	444	281

Environmental
Pending, beginning of year	7,352	8,486	8,744
New	954	845	1,028
Total closed	(2,206)	(1,979)	(1,286)

Pending, end of year	6,100	7,352	8,486

Closed without payment	1,776	1,442	737

        Our reserves for asbestos and environmental exposures could be affected by tort reform, class action litigation, and other potential legislation and judicial decisions. Environmental exposures could also be affected by a change in the existing federal Superfund law and similar state statutes. There can be no assurance that any reform legislation will be enacted or that any such legislation will provide for a fair, effective and cost-efficient system for settlement of asbestos or environmental claims. We are unable to determine the effect, if any, that such legislation will have on results of operations or financial position.

        Reserves for Other Discontinued Lines provide for remaining loss and loss expense liabilities related to business no longer written by us, other than asbestos and environmental, and are presented in the following table.

(in millions)	2003	2002	2001
Other mass torts	$234	$236	$228
Workers' compensation	132	137	149
Commercial and other	135	118	99

Other discontinued lines	$501	$491	$476

        Other mass torts describes excess and reinsurance general liability coverage provided for cumulative injury losses other than asbestos and environmental. Workers' compensation and commercial and other include run-off from discontinued primary, excess and reinsurance commercial insurance operations of various coverage exposures other than asbestos and environmental. Reserves are based on considerations similar to those previously described, as they relate to the characteristics of specific individual coverage exposures.

        We believe that our reserves are appropriately established based on assessments of pertinent factors and characteristics of exposure (e.g. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, assuming no change in the legal, legislative or economic environment. Another comprehensive "ground up" review will be completed in the third quarter of 2004, as well as assessments each quarter to determine if any intervening significant events or developments require an interim adjustment to reserves.

        Property-Liability Reinsurance Ceded    We participate in various reinsurance mechanisms, including both voluntary and mandatory industry pools and facilities, and have purchased reinsurance to mitigate long-tail liability lines, including environmental, asbestos and other discontinued lines exposures. We retain primary liability as a direct insurer for all risks ceded to reinsurers.

        The impacts of reinsurance on our reserve for claims and claims expense at December 31 are summarized in the following table, net of allowances we have established for uncollectible amounts.

	Gross claims and claims expense reserves		Reinsurance recoverable on paid and unpaid claims, net
(in millions)	2003	2002	2003	2002
Mandatory industry pools and facilities	$885	$935	$812	$838
Asbestos and environmental	1,898	1,297	636	423
Other	14,931	14,458	456	540

Total Property-Liability	$17,714	$16,690	$1,904	$1,801

        We purchase reinsurance after evaluating the financial condition of the reinsurer, as well as the terms and price of coverage. Estimating amounts of reinsurance recoverables is also impacted by the uncertainties involved in the establishment of loss reserves. We believe the recoverables are appropriately established; however, as our underlying reserves continue to develop, the amount ultimately recoverable may vary from amounts currently recorded. We regularly evaluate the reinsurers and the respective amounts recoverable, and a provision for uncollectible reinsurance is recorded if needed. The allowance for uncollectible reinsurance was $101 million and $85 million at December 31, 2003 and 2002, respectively.

        Adverse developments in the insurance industry have recently led to a decline in the financial strength of some of our reinsurance carriers, causing amounts recoverable from them and future claims ceded to them to be considered a higher risk. Recently there has also been consolidation activity between some of our carriers and potential carriers in the industry, which causes reinsurance risk across the industry to be concentrated among fewer companies. In addition, over the last several years the industry has increasingly segregated asbestos, environmental, and other discontinued lines exposures into separate legal entities with dedicated capital. Regulatory bodies in certain cases have supported these actions. We are unable to determine the impact, if any, that these developments will have on the collectibility of reinsurance recoverables in the future.

        The ten largest reinsurance recoverable balances are shown in the following table at December 31, net of allowances we have established for uncollectible amounts.

	A.M. Best Financial Strength Rating	Reinsurance recoverable on paid and unpaid claims, net
(in millions)		2003	2002
Mandatory industry pools and facilities
Michigan Catastrophic Claim Association ("MCCA")	N/A	$560	$589
New Jersey Unsatisfied Claim and Judgment Fund	N/A	186	180
North Carolina Reinsurance Facility	N/A	66	64
Other	N/A	—	5

Total		812	838

Asbestos and environmental and Other
Continental Casualty Corporation ("Continental")	A	190	219
Lloyd's of London ("Lloyd's")	A-	112	50
Employers Reinsurance Corporation	A	87	91
SCOR U.S. Corporation ("SCOR")	B++	57	60
Turegum Vers.Ges.Ag	N/A	38	27
ACE American Reinsurance Corporation	B+	32	31
New England Reinsurance Corporation	N/A	32	32
Other	N/A	544	453

Total		1,092	963

Total Property-Liability		$1,904	$1,801

        For a detailed description of the MCCA, Lloyd's, Continental and SCOR, see Note 9 of the consolidated financial statements. At December 31, 2003 and 2002, no other amount due or estimated to be due from any single Property-Liability reinsurer was in excess of $26 million and $30 million, respectively. We enter into certain inter-company insurance and reinsurance transactions for the Property-Liability operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant inter-company transactions have been eliminated in consolidation.

ALLSTATE FINANCIAL 2003 HIGHLIGHTS

  •
  Allstate Financial revenues increased 9.4% in 2003 compared to 2002. This increase was primarily due to lower net capital losses in 2003. Excluding net capital losses, revenues increased 2.3% in 2003 to $5.54 billion primarily due to increased net investment income.

  •
  Net income increased to $305 million in 2003 from a net loss of $22 million in 2002. This increase was primarily due to the 2002 impact of the change in accounting principle for goodwill that resulted in a charge of $283 million, after-tax, and lower net realized capital losses in 2003, partly offset by higher income tax expense and an increased loss on disposition of operations.

  •
  Investments, including separate accounts assets, increased 15.0% to $76.32 billion due primarily to strong contractholder funds deposits and increases in separate accounts balances resulting from improved equity market performance during the year.

  •
  Contractholder funds deposits totaled $10.63 billion for 2003 compared to $9.52 billion in 2002. The increase of $1.11 billion was primarily attributable to fixed annuity and institutional product deposits.

ALLSTATE FINANCIAL SEGMENT

        Overview and Strategy    The Allstate Financial segment is a leading provider of life insurance, annuities and other financial services to a broad spectrum of individual and institutional customers. The segment's mission is to assist financial services professionals in meeting their clients' financial protection, savings and retirement needs by providing top-tier products delivered with reliable and efficient service.

        We will pursue the following to grow our business organically: develop focused, top-tier products; deepen distribution partner relationships; improve our cost structure; and implement a more systematic risk management program. Allstate Financial also leverages the strength of the Allstate brand name across products and distribution channels. We intend to grow this business through a combination of organic growth, selective acquisitions and expanding profitable distribution relationships.

        Our individual retail product line includes a wide variety of financial protection, savings and retirement products aimed at serving the financial needs of our customers. Individual retail products include traditional life, interest-sensitive life, variable life and long-term care insurance, and both variable and fixed annuities. Banking products and services are also offered to customers through the Allstate Bank. Individual retail products are sold through a variety of distribution channels including Allstate exclusive agencies, independent agents (including master brokerage agencies), financial institutions and broker/dealers. Allstate Bank products can also be obtained directly through the Internet and a toll-free number. Our institutional product line consists primarily of funding agreements sold to entities that issue medium-term notes to institutional investors.

        Summarized financial data for the years ended December 31 is presented in the following table.

(in millions)	2003	2002	2001
Revenues
Life and annuity premiums and contract charges	$2,304	$2,293	$2,230
Net investment income	3,233	3,121	2,962
Realized capital gains and losses	(85)	(432)	(221)

Total revenues	5,452	4,982	4,971
Costs and expenses
Contract benefits	(1,851)	(1,770)	(1,671)
Interest credited to contractholder funds	(1,846)	(1,764)	(1,733)
Amortization of DAC	(538)	(478)	(402)
Operating costs and expenses	(672)	(649)	(567)
Amortization of goodwill	—	—	(29)
Restructuring and related charges	(7)	(2)	(8)

Total costs and expenses	(4,914)	(4,663)	(4,410)
Loss on disposition of operations	(46)	(6)	—
Income tax expense	(170)	(52)	(192)
Cumulative effect of change in accounting principle, after-tax	(17)	(283)	(6)

Net income (loss)	$305	$(22)	$363

Investments	$62,895	$55,264	$46,066
Separate Accounts assets	13,425	11,125	13,587

Investments, including Separate Accounts assets	$76,320	$66,389	$59,653

        Life and annuity premiums and contract charges    Premiums represent revenues generated from traditional life, immediate annuities with life contingencies and other insurance products that have significant mortality or morbidity risk. Contract charges are revenues generated from interest-sensitive life products, variable annuities, fixed annuities and other investment products for which deposits are classified as contractholder funds or separate accounts liabilities. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates. As a result, changes in contractholder funds and separate accounts liabilities are considered in the evaluation of growth and as indicators of future levels of revenues.

        The following table summarizes premiums and contract charges by product.

(in millions)	2003	2002	2001
Premiums
Traditional life	$388	$403	$446
Immediate annuities with life contingencies	413	416	333
Accident, health and other	564	552	566

Total premiums	1,365	1,371	1,345
Contract charges
Interest-sensitive life	618	597	558
Fixed annuities	37	32	36
Variable annuities	206	212	217
Institutional products	8	6	5
Accident, health and other	70	75	69

Total contract charges	939	922	885

Life and annuity premiums and contract charges	$2,304	$2,293	$2,230

        The following table summarizes premiums and contract charges by distribution channel.

(in millions)	2003	2002	2001
Premiums
Allstate agencies	$319	$278	$252
Specialized brokers	390	415	332
Independent agents	373	351	354
Direct marketing	283	327	407

Total premiums	1,365	1,371	1,345
Contract charges
Allstate agencies	440	429	381
Specialized brokers	30	25	24
Independent agents	279	271	274
Financial institutions and broker/dealers	187	197	206
Direct marketing	3	—	—

Total contract charges	939	922	885

Life and annuity premiums and contract charges	$2,304	$2,293	$2,230

        Total premiums decreased 0.4% in 2003 compared to 2002. The decrease was primarily the result of the discontinuance of our direct response business, lower traditional life and immediate annuity premium, partially offset by higher premiums from accident, health and other products sold through the workplace. The decline in premiums from our direct response business reflects management actions over the past two years to discontinue this business. The decline in traditional life premium reflects a shift in product sales from traditional whole life policies to term insurance, which has lower premiums and where we utilize more ceded reinsurance. The decline in immediate annuities with life contingencies was a result of underwriting actions to reduce the size of certain types of individual contracts sold in 2003.

        Total premiums were $1.37 billion in 2002 compared to $1.35 billion in 2001. The increase was due to increases in immediate annuities with life contingencies, partially offset by declines in traditional life, accident, health and other insurance products. The decline in traditional life premiums was primarily related to the implementation of a reinsurance agreement on January 1, 2002 that ceded our direct response credit life insurance products and, to a lesser extent, a shift in product sales from traditional whole life insurance to term.

        Contract charges increased 1.8% to $939 million in 2003 compared to $922 million in 2002. Contract charges were consistent with the prior year as higher interest-sensitive life contract charges resulting from in-force business growth were partially offset by lower variable annuity contract charges, which resulted from lower average variable annuity account balances during the period. Variable annuity contract charges, as a percent of average separate account values, increased to 166 basis points in 2003 from 163 basis points in 2002 as a result of increases in benefit rider fee rates and utilization by contractholders.

        Contract charges increased 4.2% in 2002 compared to 2001 as contract charges on new sales of interest-sensitive life products more than offset a decline from variable annuities. Variable annuity contract charges declined due to lower average account values during 2002 as poor equity market performance more than offset growth from deposits during the year.

        Contractholder funds represent interest-bearing liabilities arising from the sale of individual products, such as interest-sensitive life, fixed annuities, net bank deposits and institutional products, such as funding agreements. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract maturities, benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.

        The following table shows the changes in contractholder funds.

(in millions)	2003	2002	2001
Contractholder funds, beginning balance	$40,751	$33,560	$28,870
Deposits
Fixed annuities (immediate and deferred)	5,266	4,971	3,160
Institutional products	2,713	1,873	2,692
Interest-sensitive life	1,074	964	925
Variable annuity and life deposits allocated to fixed accounts	893	1,212	1,194
Bank and other deposits	681	498	—

Total deposits	10,627	9,518	7,971
Interest credited	1,846	1,764	1,733
Maturities, benefits, withdrawals and other adjustments
Benefits and withdrawals	(3,233)	(2,522)	(2,548)
Maturities of institutional products	(2,163)	(1,056)	(1,192)
Contract charges	(622)	(567)	(541)
Net transfers to separate accounts	(416)	(474)	(1,024)
Fair value adjustments for institutional products	131	363	95
Other adjustments	150	165	196

Total maturities, benefits, withdrawals and other adjustments	(6,153)	(4,091)	(5,014)

Contractholder funds, ending balance	$47,071	$40,751	$33,560

        Contractholder funds deposits increased 11.7% in 2003 compared to 2002, and average contractholder funds increased 18.2% in 2003 compared to 2002, due to significant increases in institutional product and fixed annuity deposits. Fixed annuity deposits increased 5.9% over 2002 due to competitive pricing and our decision to maintain a market presence despite a challenging interest rate environment. Fixed annuity deposits through our financial institutions distribution channel grew 40.0% in 2003 compared to 2002. This growth was a result of expanded relationships and consumers' attraction to fixed rate contracts with shorter term rate guarantees due to volatile equity markets and the uncertainty of a low interest rate environment. This growth was partially offset by a decline in fixed annuities sold through our independent agencies distribution channel where longer term interest rate guarantees are generally favored. As a result of the low interest rate environment during 2003, we introduced fixed annuity contracts with lower guaranteed crediting rates. Institutional products deposits increased 44.8% largely due to our assessment of market opportunities.

        Benefits and withdrawals increased $711 million in 2003 compared to 2002. Benefits and withdrawals for 2003 represent 7.9% of the beginning of period contractholder funds balance, a slight increase compared to 7.5% in 2002. The increase reflects the aging of our in-force contracts as the actual surrenders and withdrawals compared favorably to our expectations. Institutional product maturities increased $1.11 billion in 2003 as an increasing number of contracts issued in prior years reached their stated maturity dates. $1.91 billion is scheduled to mature in 2004.

        Contractholder funds deposits increased in 2002 compared to 2001 due to significant increases in fixed annuity deposits and bank and other deposits, partially offset by a decline in institutional products. Fixed annuity deposits increased 57.3% over 2001 due to competitive pricing and the introduction of the Allstate® Treasury-Linked Annuity, which generated $761 million of deposits in 2002. Institutional deposits decreased 30.4% in 2002, as market conditions at times during the year would not allow us to achieve acceptable pricing returns. Average contractholder funds increased 19.0% in 2002 compared to 2001.

        Separate accounts liabilities represent contractholders' claims to the related legally segregated separate accounts assets. Separate accounts liabilities primarily arise from the sale of variable annuity contracts and variable life insurance policies. The following table shows the changes in separate accounts liabilities.

(in millions)	2003	2002	2001
Separate accounts liabilities, beginning balance	$11,125	$13,587	$15,298
Variable annuity and life deposits	2,284	2,432	2,932
Variable annuity and life deposits allocated to fixed accounts	(893)	(1,212)	(1,194)

Net deposits	1,391	1,220	1,738
Investment results	2,393	(2,167)	(2,262)
Contract charges	(220)	(212)	(190)
Net transfers from fixed accounts	416	474	1,024
Surrenders and benefits	(1,680)	(1,777)	(2,021)

Separate accounts liabilities, ending balance	$13,425	$11,125	$13,587

        Separate accounts liabilities increased $2.30 billion during 2003 compared to 2002 reflecting a significant improvement in investment results and net deposits. The increase in variable annuity net deposits resulted from the increasing attractiveness of the separate accounts equity investment funds following improved equity market performance and the introduction of the Allstate® Advisor variable annuity product. Allstate Advisor is a multi-manager variable annuity that offers funds from four mutual fund families. In volatile and uncertain equity markets, variable annuity contractholders often allocate a significant portion of their initial variable annuity contract deposit into a fixed rate investment option. This allows contractholders to transfer funds to separate accounts equity investment funds over time and to purchase their equity investment fund shares at multiple fund price levels. This is commonly referred to as dollar cost averaging. The level of this activity is reflected above in the deposits allocated to the fixed accounts, while all other transfer activity between the fixed and separate accounts investment options is reflected in net transfers from fixed accounts. The liability for the fixed portion of variable annuity contracts is reflected in contractholder funds.

        Separate accounts liabilities decreased $2.46 billion during 2002 compared to 2001, reflecting the significant decline in equity markets and the resulting substantial decrease in variable annuity net deposits during the year.

        Net investment income increased 3.6% in 2003 compared to 2002 and 5.4% in 2002 compared to 2001. The increases were due to higher portfolio balances during the year as investment income on positive cash flows from product sales and deposits was mostly offset by lower portfolio yields. Investment balances as of December 31, 2003, excluding unrealized net capital gains, increased 14.5% from December 31, 2002 and increased 17.1% as of December 31, 2002 compared to December 31, 2001. The lower portfolio yields were primarily due to purchases of fixed income securities with yields lower than the current portfolio average.

        During 2003 we reclassified periodic settlements and accruals on derivative instruments used for economic hedging purposes but categorized as "non-hedge" for accounting purposes, to realized capital gains and losses so that they are reported consistently with the corresponding fair value adjustments on these instruments. The reclassifications decreased net investment income $22 million, $5 million and $6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        Net income analysis is presented in the following table.

(in millions)	2003	2002	2001
Investment margin
Life insurance	$234	$249	$293
Annuities	546	505	408
Institutional products	107	107	77
Bank and other	9	8	—

Total investment margin	896	869	778
Mortality margin
Life insurance	658	666	652
Annuities	(112)	(67)	(56)

Total mortality margin	546	599	596
Maintenance charges	342	342	343
Surrender charges	79	75	77

Gross margin	1,863	1,885	1,794
Amortization of DAC	(492)	(476)	(385)
Operating costs and expenses	(672)	(649)	(567)
Amortization of goodwill	—	—	(29)
Restructuring and related charges	(7)	(2)	(8)
Income tax expense	(243)	(202)	(278)
Realized capital gains and losses, after-tax	(53)	(287)	(143)
DAC amortization expense on realized capital gains and losses, after-tax	(30)	(1)	(11)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(15)	(3)	(4)
Loss on disposition of operations, after-tax	(29)	(4)	—
Cumulative effect of change in accounting principle, after-tax	(17)	(283)	(6)

Net income (loss)	$305	$(22)	$363

        Investment margin represents the excess of investment income earned over interest credited to policyholders and contractholders and interest expense. Investment margin includes periodic settlements and accruals on derivative instruments used for economic hedging purposes but categorized as "non-hedge" for accounting purposes that are included in realized capital gains and losses on the Consolidated Statements of Operations. Investment margin increased 3.1% in 2003 compared to 2002 due to a 15.5% increase in contractholder funds and actions to reduce crediting rates where possible, partially offset by the decline in the portfolio yield of fixed income securities. For fixed annuities and life products for which we have the ability to modify crediting rates, the weighted average interest crediting rate was approximately 70 and 140 basis points above the long-term underlying guaranteed rate at December 31, 2003 and December 31, 2002, respectively. The yield decline on the assets that support our capital, traditional life or other products for which the Company does not have the ability to modify crediting rates also had a significant negative impact on the investment margin during the year.

        The investment margin increased 11.7% in 2002 compared to 2001. The increase was primarily attributable to a 21.4% increase in contractholder funds. The impact of this growth was partially offset by a decline in portfolio yields from lower market interest rates affecting the yield on the investment of cash flows from operations and investments, and a shift to sales of investment products with lower investment margins, such as market value adjusted annuities ("MVAA") and funding agreements that have lower capital requirements and cash flow variability.

        The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads during 2003, 2002 and 2001.

	Weighted Average Investment Yield			Weighted Average Interest Crediting Rate			Weighted Average Investment Spreads
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Interest-sensitive life	6.9%	7.3%	7.6%	4.9%	5.1%	5.3%	2.0%	2.2%	2.3%
Fixed annuities—deferred	6.4	7.1	7.3	4.6	5.2	5.4	1.8	1.9	1.9
Fixed annuities—immediate	7.9	8.2	8.5	7.1	7.2	7.5	0.8	1.0	1.0
Institutional	3.5	4.3	6.1	2.5	3.4	5.2	1.0	0.9	0.9
Investments supporting capital, traditional life and other products	6.2	6.9	7.7	N/A	N/A	N/A	N/A	N/A	N/A

        The following table summarizes the liabilities as of December 31 for these contracts and policies.

(in millions)	2003	2002	2001
Interest-sensitive life	$7,275	$6,802	$6,290
Fixed annuities—deferred	25,848	21,383	17,411
Fixed annuities—immediate	10,099	9,381	8,241
Institutional	9,380	8,613	7,517

	52,602	46,179	39,459
Life-contingent contracts	3,747	3,395	2,632
Allstate Bank	806	610	—
FAS 133 market value adjustment	559	426	69
Ceded reserves and other	377	397	534

Total contractholder funds and reserve for life-contingent contract benefits	$58,091	$51,007	$42,694

        Mortality margin, which represents premiums and cost of insurance contract charges less related policy benefits was $546 million in 2003, reflecting a $53 million or 8.8% decline compared to 2002. An increase in guaranteed minimum death benefits ("GMDBs") on variable annuity contracts in 2003 compared to 2002 represents $30 million of the $53 million decline. The remainder was due to a larger number of life claims in the first quarter of 2003, poor mortality results on certain closed blocks of business and the effect of the discontinuance of direct response non-life credit insurance, partially offset by higher mortality margin from growth of interest-sensitive life and accident and health products sold through the workplace. In 2003, GMDB payments were $83 million, net of reinsurance, hedging results and other contractual arrangements ("net GMDB payments"), compared to $53 million and $31 million in 2002 and 2001, respectively. While 2003 net GMDB payments were higher than in 2002, improved equity market performance during 2003 resulted in sequential quarterly reductions in gross GMDB payments. Direct response non-life credit insurance generated a mortality margin of $2 million and $7 million in 2003 and 2002, respectively. The mortality margin was comparable in 2002 and 2001 as increased contract charges from interest-sensitive life growth were offset by increased policy benefits and net GMDB payments.

        Amortization of DAC increased 3.4% during 2003 compared to 2002. The increase was primarily due to in-force business growth, partially offset by decreased amortization from lower gross margins on variable annuities and certain fixed annuities. Amortization of DAC increased 23.6% in 2002 compared to 2001, primarily due to higher DAC unlocking and growth of business in force. Net DAC unlocking totaled $89 million, $94 million and $2 million in 2003, 2002 and 2001, respectively.

        We performed our annual comprehensive evaluation of DAC assumptions in the first quarter of 2003 and concluded that, due to sustained poor performance of the equity markets coupled with an expectation of moderate future performance due to continuing weakness in the U.S. economy and uncertainty in the geopolitical environment, it was no longer reasonably possible that variable annuity fund returns would revert to the expected long-term mean within the time horizon used in our reversion to the mean model. As a result, we unlocked the DAC assumptions for all investment products, including variable and fixed annuities, and interest-sensitive life products, to be consistent across all product lines.

        The 2003 unlocking of DAC assumptions included $124 million for variable annuities, partially offset by the effect of favorable investment margins on fixed annuities and favorable persistency on interest-sensitive life products. The most significant assumption change involved resetting the variable annuity reversion to the mean calculation, such that future equity market performance during the five year reversion period was reduced from 13.25% after fees to the long-term assumed return of 8% after fees.

        The changes in the DAC asset are summarized in the following tables.

(in millions)	Beginning balance December 31, 2002	Acquisition costs deferred	Amortization charged to income	Amortization (acceleration) deceleration charged to income(1)	Effect of unrealized capital gains and losses	Ending balance December 31, 2003
Traditional life	$709	$83	$(72)	$—	$—	$720
Interest-sensitive life	1,261	193	(136)	16	21	1,355
Variable annuities	834	143	(36)	(124)	(51)	766
Investment contracts	190	321	(141)	19	64	453
Accident, health and other	211	76	(64)	—	—	223

Total	$3,205	$816	$(449)	$(89)	$34	$3,517

	Beginning balance December 31, 2001	Acquisition costs deferred	Amortization charged to income	Amortization (acceleration) deceleration charged to income(1)	Effect of unrealized capital gains and losses	Ending balance December 31, 2002
Traditional life	$694	$92	$(77)	$—	$—	$709
Interest-sensitive life	1,274	196	(140)	(6)	(63)	1,261
Variable annuities	858	116	(25)	(120)	5	834
Investment contracts	272	252	(79)	32	(287)	190
Accident, health and other	188	86	(63)	—	—	211

Total	$3,286	$742	$(384)	$(94)	$(345)	$3,205

(1)
Included as a component of Amortization of DAC on the Consolidated Statements of Operations.

        We believe that as a result of the DAC unlocking performed in 2003, the variable annuity DAC asset is appropriately valued for the current economic environment. With moderate movements in the equity markets, the likelihood of future DAC unlocking is substantially reduced since the projected return in the mean reversion period is no longer at the maximum.

        Operating costs and expenses increased 3.5% in 2003 compared to 2002. The following table summarizes operating costs and expenses.

(in millions)	2003	2002	2001
Non-deferrable acquisition costs	$170	$139	$118
Other operating costs and expenses	502	510	449

Total operating costs and expenses	$672	$649	$567

        The increase in total operating costs and expenses in 2003 compared to 2002 was primarily due to higher non-deferrable acquisition costs such as renewal and annual trail commissions. Other operating costs and expenses in 2003 compared to 2002 decreased as higher employee benefit and technology related costs were more than offset by lower litigation expense.

        Total operating costs and expenses increased 14.5% during 2002 compared to 2001 due to non-deferrable acquisition costs, investments in technology, expansion of the workplace distribution channel, increased employee related benefits, advertising costs and litigation expenses. In 2003 and 2002, operating costs and expenses also include the Allstate Bank.

        Adjustments to prior year tax liabilities resulted in net unfavorable adjustments to net income of $11 million in 2003 compared with net favorable adjustments of $42 million in 2002.

        Net realized capital gains and losses are presented in the following table for the years ended December 31.

(in millions)	2003	2002	2001
Investment write-downs	$(180)	$(311)	$(152)
Sales	71	(104)	(8)
Valuation of derivative instruments	6	(36)	(64)
Settlement of derivative instruments	18	19	3

Realized capital gains and losses, pretax	(85)	(432)	(221)
Income tax benefit	32	145	78

Realized capital gains and losses, after-tax	$(53)	$(287)	$(143)

        For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

        Reinsurance Ceded    We enter into reinsurance agreements with unaffiliated carriers to limit our risk of mortality losses. For life insurance policies, depending upon the issue year and product, we may cede 90%, 80% or 60% of the mortality risk. As of December 31, 2003, 44% of our face amount of life insurance in force is reinsured. Additionally, we cede 100% of the morbidity risk on our long-term care contracts. Since 1998, we have ceded the mortality risk on new life contracts that exceed $2 million per individual, whereas prior to 1998, we ceded mortality risk in excess of specific amounts up to $1 million per life for individual coverage. Also, on certain in-force variable annuity contracts we cede 100% of the mortality and certain other risks related to product features. We retain primary liability as a direct insurer for all risks ceded to reinsurers.

        The impacts of reinsurance on our reserve for life insurance policy benefits at December 31, are summarized in the following table.

	Reinsurance recoverable on paid and unpaid claims, net
(in millions)	2003	2002
Life insurance	$836	$751
Long-term care	180	111
Other	201	220

Total Allstate Financial	$1,217	$1,082

        Estimating amounts of reinsurance recoverables is impacted by the uncertainties involved in the establishment of reserves.

        Developments in the insurance industry have recently led to a decline in the financial strength of some of our reinsurance carriers, causing amounts recoverable from them to be considered a higher risk. There has also been recent consolidation activity between reinsurers in the industry, which causes reinsurance risk across the industry to be concentrated among fewer companies. Additionally, one of our primary reinsurers has announced its intention to no longer assume life reinsurance risks. As a result, we plan to increase our retention of term life insurance and evaluate alternative reinsurance structures.

        Our reinsurance recoverables, summarized by the reinsurers' Standard & Poor's financial strength ratings as of December 31, are shown in the following table. In certain cases, these ratings refer to the financial strength of the affiliated group or parent company of the reinsurer.

	2003		2002
(in millions)	Reinsurance Recoverable	%	Reinsurance Recoverable	%
AAA	$22	1.8%	$3	0.3%
AA+	—	—	80	7.4
AA	410	33.7	391	36.1
AA-	271	22.3	372	34.4
A+	304	25.0	180	16.6
A	1	0.1	2	0.2
A-	167	13.7	2	0.2
Other	42	3.4	52	4.8

Total	$1,217	100%	$1,082	100%

        We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. At December 31, 2003, there were no reinsurance recoverable amounts that were greater than 60 days past due and we did not have an allowance established for them. No amounts have been deemed unrecoverable in the three-years ended December 31, 2003.

        We enter into certain inter-company reinsurance transactions for the Allstate Financial operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant inter-company transactions have been eliminated in consolidation.

Allstate Financial Outlook

  •
  Our ability to grow our investment margin is dependent upon maintaining profitable spreads between investment yields and interest crediting rates, and growing the amount of business in force. As interest rates decrease or remain at historically low levels, we expect a reduction in our investment yields. The amount in which these lower yields will reduce our investment margin is contingent on our ability to lower interest crediting rates on certain interest-sensitive products, which could be limited by market conditions, regulatory minimum rates or contractual minimum rate guarantees, and may not match the timing or magnitude of changes in asset yields. Also, a significant amount of our invested assets are used to support our capital and non-interest-sensitive products, which do not provide this offsetting opportunity. As a result, we expect growth in our investment margin from net new business, which also fluctuates in relation to the interest rate environment, to be partially offset by compression in our in-force investment spreads.

  •
  If equity markets perform at historical norms, we expect to see positive growth in our variable annuity gross margins from increased revenue and lower net GMDB payments on our in-force business. However, improvements or deteriorations in our variable annuity gross margins from changes in equity markets performance creates a proportional increase or decrease in variable annuity amortization of DAC, which will offset a significant portion of the changes in gross margins.

  •
  Market conditions beyond our control determine the availability and cost of the reinsurance we purchase. To eliminate some of these market concerns, we are expecting to retain more of our mortality risk in 2004. This change will have a diminutive effect on our net income in the short-term, but will provide the foundation to drive increased long-term growth in our life insurance business. Our mortality margins will also be more volatile in the future as we retain and manage more of our mortality risk, which will require increased statutory capital.

INVESTMENTS

        An important component of our financial results is the return on our investment portfolio. Investment portfolios are segmented between the Property-Liability, Allstate Financial and Corporate and Other operations. The investment portfolios are managed based upon the nature of each respective business and its corresponding liability structure.

        Overview and Strategy    The investment strategy for the Property-Liability portfolio emphasizes safety of principal and consistency of income within a total return framework. This approach is designed to ensure financial strength and stability for paying claims while maximizing economic value and surplus growth. The method for achieving this goal is based on a strategic asset allocation model, which takes into account the nature of the liabilities and risk tolerance as well as the risk/return parameters of various asset classes. This modeling, along with duration and liquidity considerations, is the guide for our asset allocation. On a tactical basis, decisions are made based on analysis of relative value opportunities across markets. Performance is measured against outside benchmarks at target allocation weights. Reviews of the portfolio are conducted regularly, including a portfolio monitoring process that identifies securities that are impaired on an other than temporary basis. For more information see the Portfolio Monitoring section of the MD&A. This approach to balancing total return management with income needs and risk tolerances has produced competitive returns over time.

        The investment strategy for Allstate Financial is also based upon a strategic asset allocation framework that takes into account the need to manage the portfolio on a risk-adjusted spread basis for the underlying contract liabilities and to maximize return on retained capital. Generally, a combination of recognized market, analytical and proprietary modeling is used to achieve a desired asset mix in the management of the portfolio. The strategic asset allocation model portfolio is the primary basis for setting annual asset allocation targets with respect to interest sensitive, illiquid and credit asset allocations as well as limitations with respect to overall below-investment-grade exposure and diversification requirements. On a tactical basis, decisions are made on an option adjusted relative value basis staying within the constraints of the strategic asset allocation framework. We believe asset spread is maximized by selecting assets that perform on a long-term basis and by using trading to minimize the effect of downgrades and defaults. Total return measurement is used on a selective basis where the asset risks are significant (e.g., high yield fixed income securities, convertible bonds). We expect that by employing this strategy we will minimize interest rate market impacts on investment income and provide sustainable investment income over time.

        Portfolio Composition    The composition of the investment portfolio at December 31, 2003 is presented in the table below. Also see Notes 2 and 5 of the consolidated financial statements for investment accounting policies and additional information.

	Property-Liability		Allstate Financial		Corporate and Other		Total
(in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities(1)	$31,829	84.1%	$53,748	85.5%	$2,164	93.0%	$87,741	85.1%
Equity securities	5,122	13.5	165	0.2	1	—	5,288	5.1
Mortgage loans	64	0.2	6,475	10.3	—	—	6,539	6.3
Short-term	840	2.2	815	1.3	160	6.9	1,815	1.8
Other	4	—	1,692	2.7	2	0.1	1,698	1.7

Total	$37,859	100.0%	$62,895	100.0%	$2,327	100.0%	$103,081	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $30.08 billion, $50.49 billion and $2.04 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

        Total investments increased to $103.08 billion at December 31, 2003 from $90.65 billion at December 31, 2002 primarily due to positive cash flows from operating and financing activities, increased unrealized gains on equity securities, assets consolidated pursuant to the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities" and increased funds associated with dollar roll programs.

        Property-Liability investments were $37.86 billion at December 31, 2003 compared to $34.25 billion at December 31, 2002, due to positive cash flows from operations and increased unrealized gains on equity securities, partially offset by dividends paid by AIC to The Allstate Corporation.

        Allstate Financial investments increased to $62.90 billion at December 31, 2003, from $55.26 billion at December 31, 2002. The increase in Allstate Financial investments was primarily due to positive cash flows from operating and financing activities and increased funds associated with dollar roll programs.

        Corporate and Other investments increased to $2.33 billion at December 31, 2003, from $1.13 billion at December 31, 2002. The increase was primarily due to the consolidation of two variable interest entities ("VIEs") used to hold assets on behalf of third-party investors under FIN 46. For further disclosure of this consolidation, see the Capital Resources and Liquidity section of the MD&A.

        Total investment balances related to collateral, primarily due to securities lending, increased to $3.75 billion at December 31, 2003, from $2.98 billion at December 31, 2002.

        We use different methodologies to estimate the fair value of publicly and non-publicly traded marketable investment securities and exchange traded and non-exchange traded derivative contracts. For a discussion of these methods, see the Application of Critical Accounting Policies section of the MD&A.

        The following table shows the investment portfolio, and the sources of its fair value, at December 31, 2003.

	Investments		Derivative Contracts
(in millions)	Fair Value	Percent to total	Fair Value
Value based on independent market quotations	$81,269	78.8%	$(1)
Value based on models and other valuation methods	12,643	12.3	548
Mortgage loans, policy loans, bank loans and certain limited partnership investments, valued at cost, amortized cost and the equity method	9,169	8.9	—

Total	$103,081	100.0%	$547

        Fixed Income Securities    See Note 5 of the consolidated financial statements for a table showing the amortized cost, unrealized gains, unrealized losses and fair value for each type of fixed income securities for the years ended December 31, 2003 and 2002.

        U.S. government and agencies of the U.S. government securities were all rated investment grade at December 31, 2003.

        Municipal bonds, including tax-exempt and taxable securities, totaled $24.81 billion and 95.9% were rated investment grade at December 31, 2003. Approximately 59.0% of the municipal bond portfolio was insured by 7 bond insurers and accordingly have a rating of Aaa or Aa. The municipal bond portfolio at December 31, 2003 consisted of approximately 3,300 issues from approximately 2,300 issuers. The largest exposure to a single issuer was less than 1.1% of the municipal bond portfolio. The ultimate obligors of approximately 12% of the municipal bond portfolio were corporate entities.

        Corporate bonds totaled $36.49 billion and 87.1% were rated as investment grade at December 31, 2003. As of December 31, 2003, the fixed income securities portfolio contained $15.84 billion of privately placed corporate obligations or 43.4% of the total corporate obligations in the portfolio, compared with $13.08 billion at December 31, 2002. The benefits of privately placed securities when compared to publicly issued securities are generally higher yields, improved cash flow predictability through pro-rata sinking funds on many bonds, and a combination of covenant and call protection features designed to better protect the holder against losses resulting from credit deterioration, reinvestment risk and fluctuations in interest rates. A disadvantage of privately placed securities when compared to publicly issued securities is relatively reduced liquidity. At December 31, 2003, 81.5% of the privately placed securities were rated as investment grade.

        Foreign government securities totaled $2.47 billion and 94.5% were rated investment grade at December 31, 2003.

        Mortgage-backed securities ("MBS") totaled $14.64 billion at December 31, 2003. In our MBS portfolio, the credit risk associated with MBS is mitigated due to the fact that the portfolio consists primarily of securities that were issued by, or have underlying collateral that is guaranteed by, U.S. government agencies or U.S. government sponsored entities. The MBS portfolio is also subject to interest rate risk since price volatility and ultimate realized yield are affected by the rate of repayment of the underlying mortgages. We attempt to limit interest rate risk on these securities by investing a portion of the portfolio in securities that provide prepayment protection. At December 31, 2003, approximately 29.3% of the MBS portfolio was invested in planned amortization class bonds or the equivalent. Though these security types offer greater relative prepayment protection than other MBS securities, the degree of protection has been limited in this interest rate environment. Based on market conditions and potential changes in portfolio management objectives, the value of this protection and the significance of these holdings relative to the entire portfolio may be reduced in future periods.

        Asset-backed securities ("ABS") totaled $5.10 billion at December 31, 2003. Our ABS portfolio is subject to credit and interest rate risk. Credit risk is mitigated by monitoring the performance of the collateral. Approximately 61.0% of the ABS portfolio had a Moody's rating of Aaa or a Standard & Poor's ("S&P") rating of AAA, the highest rating category. The ABS portfolio is also subject to interest rate risk since price volatility and ultimate realized yield are affected by the rate of repayment of the underlying assets. Approximately 33.0% of the ABS portfolio is invested in securitized credit card receivables. The remainder of the portfolio is primarily backed by securitized home equity, manufactured housing or auto loans.

        At December 31, 2003, 93.2% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from The National Association of Insurance Commissioners ("NAIC") of 1 or 2; a Moody's equivalent rating of Aaa, Aa, A or Baa; an S&P equivalent rating of AAA, AA, A or BBB; or a comparable internal rating.

        The following table summarizes the credit quality of the fixed income securities portfolio at December 31, 2003.

		Property-Liability		Allstate Financial		Corporate and Other		Total
NAIC Rating	Moody's, S&P or Equivalent	Fair Value	Percent to total	Fair Value	Percent to total	Fair Value	Percent to total	Fair Value	Percent to total
(in millions)
1	Aaa/Aa/A	$27,363	86.0%	$33,902	63.1%	$1,372	63.4%	$62,637	71.4%
2	Baa	2,917	9.2	16,100	29.9	75	3.5	19,092	21.8
3	Ba	678	2.1	2,305	4.3	304	14.0	3,287	3.7
4	B	510	1.6	1,148	2.1	305	14.1	1,963	2.2
5	Caa or lower	295	0.9	196	0.4	17	0.8	508	0.6
6	In or near default	66	0.2	97	0.2	91	4.2	254	0.3

	Total	$31,829	100.0%	$53,748	100.0%	$2,164	100.0%	$87,741	100.0%

        Equity Securities    Equity securities include common and non-redeemable preferred stocks, real estate investment trust equity investments and limited partnership investments. The equity securities portfolio was $5.29 billion at December 31, 2003 compared to $3.68 billion in 2002. The increase is attributable to higher unrealized net capital gains during 2003 and new money from operations. Gross unrealized gains totaled $1.28 billion at December 31, 2003 compared to $562 million at December 31, 2002. Gross unrealized losses totaled $18 million at December 31, 2003 compared to $102 million at December 31, 2002.

        Unrealized Gains and Losses    See Note 5 of the consolidated financial statements for further disclosures regarding unrealized losses on fixed income and equity securities and factors considered in determining that they are not other than temporarily impaired. The unrealized net capital gains on fixed income and equity securities at December 31, 2003 were $6.40 billion, an increase of $906 million or 16.5% since December 31, 2002. Gross unrealized losses were primarily concentrated in the corporate fixed income portfolios and were comprised of securities in the following sectors.

		Gross unrealized
At December 31, 2003	Amortized cost			Fair value
		Gains	Losses
(in millions)
Corporate:
Consumer goods (cyclical and non-cyclical)	$6,337	$374	$(35)	$6,676
Public utilities	4,996	564	(7)	5,553
Banking	4,701	320	(42)	4,979
Capital goods	3,534	204	(19)	3,719
Communications	3,118	228	(7)	3,339
Basic industry	3,012	162	(28)	3,146
Financial services	2,926	179	(11)	3,094
Energy	2,177	124	(11)	2,290
Transportation	1,529	113	(34)	1,608
Other	1,372	168	(5)	1,535
Technology	522	35	(3)	554

Total corporate fixed income portfolio	34,224	2,471	(202)	36,493
U.S. government and agencies	3,317	745	(4)	4,058
Municipal	23,354	1,514	(60)	24,808
Foreign government	2,155	319	(2)	2,472
Mortgage-backed securities	14,351	342	(55)	14,638
Asset-backed securities	5,036	102	(42)	5,096
Redeemable preferred stock	170	11	(5)	176

Total fixed income securities	$82,607	$5,504	$(370)	$87,741

        The banking, consumer goods and transportation sectors had the highest concentration of unrealized losses in our corporate fixed income securities portfolio at December 31, 2003. The gross unrealized losses in these sectors are primarily company specific or interest rate related. While we expect eventual recovery of these securities and the related sectors, we included every security in our portfolio monitoring process at December 31, 2003.

        The equity portfolio is comprised of securities in the following sectors.

		Gross unrealized
At December 31, 2003				Fair value
	Cost	Gains	Losses
(in millions)
Consumer goods (cyclical and non-cyclical)	$882	$290	$(10)	$1,162
Technology	440	173	(3)	610
Financial services	441	163	(1)	603
Real estate	380	173	(1)	552
Capital goods	265	146	—	411
Banking	269	77	(1)	345
Communications	251	85	—	336
Energy	161	81	—	242
Basic industry	161	51	(1)	211
Utilities	114	23	(1)	136
Transportation	41	8	—	49
Other	623	8	—	631

Total equities	$4,028	$1,278	$(18)	$5,288

        During 2003, we have experienced an increase in gross unrealized gains and a decrease in gross unrealized losses as a result of a recovering equity market. The consumer goods sector has the highest concentration of gross unrealized losses in our equity portfolio at December 31, 2003, which were primarily company specific. While we expect eventual recovery of these securities and this sector, we included every security in our portfolio monitoring process at December 31, 2003.

        The following table shows the composition by credit quality of the fixed income securities with gross unrealized losses at December 31, 2003.

NAIC Rating	Moody's, S&P or Equivalent	Unrealized Loss	Percent to Total	Fair Value	Percent to Total
(in millions)
1	Aaa/Aa/A	$(189)	51.1%	$8,207	72.1%
2	Baa	(73)	19.7	2,120	18.6
3	Ba	(34)	9.2	522	4.6
4	B	(40)	10.8	314	2.8
5	Caa or lower	(19)	5.1	142	1.2
6	In or near default	(15)	4.1	74	0.7

	Total	$(370)	100.0%	$11,379	100.0%

        The table above includes redeemable preferred securities with a fair value of $46 million and an unrealized loss of $5 million. It also includes 73 securities that have not yet received an NAIC rating, for which we have assigned a rating based on an analysis similar to that used by the NAIC, with a fair value totaling $896 million and an unrealized loss of $16 million. Due to lags between the funding of an investment, processing of final legal documents, filing with the Securities Valuation Office of the NAIC ("SVO"), and rating by the SVO, we will always have a small number of securities that have a pending rating.

        At December 31, 2003, $262 million, or 70.8%, of the gross unrealized losses were related to investment grade fixed income securities. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

        As of December 31, 2003, $108 million of the gross unrealized losses were related to below investment grade fixed income securities. Of this amount, 34.0% was in a significant unrealized loss position (greater than or equal to 20% of amortized cost) for six or more consecutive months prior to December 31, 2003. Included among the securities that are rated below investment grade are both public and privately placed high-yield bonds and securities that were purchased at investment grade, but have since been downgraded. We mitigate the credit risk of investing in below-investment-grade fixed income securities by limiting the percentage of our fixed income portfolio invested in such securities and through diversification of the portfolio.

        The scheduled maturity dates for fixed income securities in an unrealized loss position at December 31, 2003 is shown below. Actual maturities may differ from those scheduled as a result of repayments by the issuers.

(in millions)	Unrealized Loss	Percent to Total	Fair Value	Percent to Total
Due in one year or less	$(9)	2.4%	$60	0.5%
Due after one year through five years	(52)	14.1	789	6.9
Due after five years through ten years	(71)	19.2	2,383	20.9
Due after ten years	(141)	38.1	3,334	29.3
Mortgage- and asset-backed securities(1)	(97)	26.2	4,813	42.4

Total	$(370)	100.0%	$11,379	100.0%

(1)
Because of the potential for prepayment, mortgage- and asset-backed securities are not categorized based on their contractual maturities.

        Portfolio Monitoring    We have a comprehensive portfolio monitoring process to identify and evaluate fixed income and equity securities whose carrying value may be other than temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to cost for equity securities or amortized cost for fixed income securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. The securities identified, in addition to other securities for which we may have concern, are evaluated based on facts and circumstances for inclusion on our watch-list. The watch-list is reviewed in detail to determine whether any other than temporary impairment exists.

        The unrealized loss balance for fixed income and equity securities can be further segmented into the following four categories of securities, with the unrealized net loss in each category at December 31, 2003 listed in parenthesis:

  (i)
  Securities with an unrealized loss less than 20% of cost for equity securities or amortized cost for fixed income securities ($290 million of unrealized loss);

  (ii)
  Securities with an unrealized loss greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities for a period of less than six consecutive months prior to December 31, 2003 ($53 million of unrealized loss);

  (iii)
  Securities with an unrealized loss greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities for a period of six or more consecutive months, but less than 12 consecutive months prior to December 31, 2003 ($31 million of unrealized loss); and

  (iv)
  Securities with an unrealized loss greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities for twelve or more consecutive months prior to December 31, 2003 ($14 million of unrealized loss).

        Categories (i) and (ii) have generally been adversely affected by the downturn in the financial markets, overall economic conditions, and the market's evaluation of certain sectors. While all of the securities in these categories are monitored for impairment, the degree to which and/or length of time that the securities have been in an unrealized loss position does not suggest that these securities pose a high risk of being other than temporarily impaired. In general, we expect that the fair values of these securities will recover over time.

        For category (iii) there were 6 equity securities with a fair value of $1 million and 9 fixed income securities with a fair value of $58 million and $31 million of unrealized loss, with the largest unrealized loss being $7 million. Of the fixed income securities in this category, 7 securities with a fair value of $51 million and an unrealized loss of $23 million were rated as being below investment grade at December 31, 2003.

        For category (iv) there were 9 fixed income securities with a fair value of $37 million and $14 million of unrealized loss, with the largest unrealized loss being $5 million. All of these securities were rated as being below investment grade at December 31, 2003.

        Whenever we decide that a fixed income security's unrealized loss of 20% or more for at least 36 months or any equity security's unrealized loss of 20% or more for at least 12 months is temporary, we use a process of additional evaluations and management approvals to determine why a write-down is not required.

        The following table contains the individual securities as of December 31, 2003, with the largest unrealized losses. No other fixed income or equity security had an unrealized loss greater than 1.0% of the total unrealized loss on fixed income and equity securities:

(in millions)	Unrealized Loss	Fair Value	NAIC Rating	Unrealized Loss Category
State General Obligation for a Pension Fund	$(8)	$92	1	(i	)
Shipping & Offshore Engineering	(7)	13	5	(iii	)
Foreign Dairy Conglomerate	(7)	13	6	(ii	)
Food Processing Company	(6)	14	N/A	(ii	)
Chemical/Plastics Production & Distribution	(5)	15	4	(iii	)
Asset Backed Security for Aircraft Leases	(5)	12	3	(iv	)

Total	$(38)	$159

        We also monitor the quality of our fixed income portfolio by categorizing certain investments as "problem", "restructured" or "potential problem." Problem fixed income securities are securities in default with respect to principal or interest and/or securities issued by companies that have gone into bankruptcy subsequent to our acquisition of the security. Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have serious concerns regarding the borrower's ability to pay future principal and interest, which causes us to believe these securities may be classified as problem or restructured in the future.

        The following table summarizes problem, restructured and potential problem fixed income securities at December 31.

	2003
				2002
			Percent of total Fixed Income portfolio
(in millions)	Amortized cost	Fair value		Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$325	$322	0.4%	$295	$279	0.4%
Restructured	64	64	0.1	42	36	—
Potential problem	397	382	0.4	647	572	0.7

Total net carrying value	$786	$768	0.9%	$984	$887	1.1%

Cumulative write-downs recognized	$347			$474

        We have experienced a decrease in our balance of fixed income securities categorized as potential problem as of December 31, 2003 compared to December 31, 2002. The decrease was related primarily to the sale of holdings in this category due to specific developments causing a change in our outlook and intent to hold those securities.

        We also evaluated each of these securities through our portfolio monitoring process at December 31, 2003 and recorded write-downs when appropriate. We further concluded that any remaining unrealized losses on these securities were temporary in nature. While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

        Net Realized Capital Gains and Losses    The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

(in millions)	2003	2002	2001
Investment write-downs	$(294)	$(467)	$(277)
Sales	453	(221)	43
Valuation of derivative instruments	16	(60)	(123)
Settlement of derivative instruments	21	(176)	5

Realized capital gains and losses, pretax	196	(924)	(352)
Income tax (expense) benefit	(62)	326	127

Realized capital gains and losses, after-tax	$134	$(598)	$(225)

        Investment write-downs during 2003 represented approximately 0.3% of the average total investment portfolio value during the year. For the year ended December 31, 2003, the $453 million in net gains from sales was comprised of gross gains of $851 million and gross losses of $398 million. Gross losses from sales of fixed income and equity securities were $396 million which, combined with investment write-downs on fixed income and equity securities of $290 million, represents total gross realized losses of $686 million. Of the $396 million in gross losses from sales of fixed income and equity securities, $264 million resulted from sales of fixed income securities and $132 million resulted from sales of equity securities.

        In 2003, losses from sales were primarily related to routine reductions of exposures to deteriorating credits, reallocation of funds to other investments in a higher interest rate environment and equity portfolio turnover resulting from relative value opportunities. We may sell securities during the period in which fair value has declined below amortized cost for fixed income securities or cost for equity securities. Recognizing in certain situations new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations can subsequently change our previous intent to continue holding a security.

        The ten largest losses from sales of individual securities for the year ended December 31, 2003 totaled $82 million with the largest being $42 million and the smallest being $3 million. Of those losses, four related to securities that were in our unrealized loss categories (iii) or (iv).

        Our largest aggregate loss on sales and writedowns by issuer and its affiliates are shown in the following table. No other issuer and its affiliates had an aggregated loss on sales and writedowns greater than 2.0% of the total gross loss on sales and writedowns on fixed income and equity securities. We have also included in this table the related circumstances giving rise to the losses and a discussion of how those circumstances may have affected other material investments held.

(in millions)	Fair Value at Sale ("Proceeds")	Loss on Sale	Write- downs	December 31, 2003 Holdings(1)	Net Unrealized Gain (Loss)
A U.S. Government security purchased when interest rates were at significant lows. Realized losses were incurred when the security was sold to reallocate funds to other investments and interest rates had risen since the date of purchase.	$644	$(42)	$—	$1	$—
A major dairy company with global operations. The issuer entered into insolvency proceedings in December 2003. $20 million of our remaining holdings are anticipated to have structural superiority in recovery proceedings. The circumstances of this impairment are not expected to have an effect on other holdings in our portfolios.	—	—	(24)	30	(7)
Major U.S. Airline. The write-down taken in early 2003 reflected a heightened probability of bankruptcy. We hold other securities issued by this company that are fully collateralized and not impaired. Valuations in the industry continue to be under stress.	32	—	(23)	24	(1)
Major energy company with a significantly leveraged balance sheet. Our realized losses resulted from sales to reduce our exposure to the holding company. Our current holdings include securities with the operating company subsidiaries that have stable cash flows. The parent company also guarantees an obligation to a counterparty in which we hold a project finance investment. We expect to fully recover this investment.	52	(20)	—	38	1
Subordinated securities issued by a trucking company. The company is having difficulty servicing its debt due to constrained liquidity caused by declines in revenue resulting from efficiencies implemented by its largest customer. The circumstances of this impairment are not expected to have an effect on other holdings in our portfolios.	2	—	(14)	1	—

Total	$730	$(62)	$(61)	$94	$(7)

(1)
Holdings could include fixed income securities at amortized cost or equity securities at cost.

        Mortgage Loans    Our $6.54 billion mortgage loans portfolio at December 31, 2003 and $6.09 billion at December 31, 2002, was comprised primarily of loans secured by first mortgages on developed commercial real estate and was primarily held in the Allstate Financial portfolio. Geographical and property type diversification are key considerations used to manage our mortgage loan risk.

        We closely monitor our commercial mortgage loan portfolio on a loan-by-loan basis. Loans with an estimated collateral value less than the loan balance, as well as loans with other characteristics indicative of higher than normal credit risk, are reviewed by financial and investment management at least quarterly for purposes of establishing valuation allowances and placing loans on non-accrual status. The underlying collateral values are based upon either discounted property cash flow projections or a commonly used valuation method that utilizes a one-year projection of expected annual income divided by an expected rate of return. We had net realized capital losses related to write-downs on mortgage loans of $4 million, $2 million and $1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        Short-Term Investments    Our short-term investment portfolio was $1.82 billion and $2.22 billion at December 31, 2003 and 2002, respectively. We invest available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

        We also participate in securities lending, primarily as an investment yield enhancement, with third parties such as brokerage firms. We obtain collateral in an amount equal to 102% and 105% of the fair value of domestic and foreign securities, respectively, and monitor the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. The cash we receive is subsequently invested and included in short-term and fixed income investments, and an offsetting liability is recorded in other liabilities. At December 31, 2003, the amount of securities lending collateral reinvested in short-term investments had a carrying value of $569 million. This compares to $1.10 billion at December 31, 2002.

MARKET RISK

        Market risk is the risk that we will incur losses due to adverse changes in equity, interest, commodity, or currency exchange rates and prices. Our primary market risk exposures are to changes in interest rates and equity prices, although we also have a smaller exposure to changes in foreign currency exchange rates.

        The active management of market risk is integral to our results of operations. We may use the following approaches to manage exposure to market risk within defined tolerance ranges: 1) rebalancing existing asset or liability portfolios, 2) changing the character of investments purchased in the future and 3) using derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased. For a more detailed discussion of our use of derivative financial instruments, see Note 6 of the consolidated financial statements.

        Overview    We generate substantial investable funds from our Property-Liability and Allstate Financial businesses. In formulating and implementing guidelines for investing funds, we seek to earn returns that enhance our ability to offer competitive rates and prices to customers while contributing to attractive and stable profits and long-term capital growth. Accordingly, our investment decisions and objectives are a function of the underlying risks and product profiles of each business.

        Investment guidelines define the overall framework for managing market and other investment risks, including accountability and control over these risk management activities. In addition, the subsidiaries that conduct investment activities follow guidelines that have been approved by their respective boards of directors and that specify the investment limits and strategies that are appropriate given their liquidity, surplus, product, and regulatory requirements. Executive oversight of investment risk management processes is conducted primarily through the boards of directors and investment committees of the subsidiaries conducting investment activities. Administration and detailed managerial oversight of investment risk, including market risk, is provided through our credit and risk management committee ("CRMC"). We also have an enterprise-wide committee called the Enterprise Risk Council ("ERC") that is responsible for assessing risks, including market and other investment risks, on an integrated basis across subsidiaries and organizations.

        We manage our exposure to market risk through the use of asset allocation limits, duration limits and value-at-risk limits, through the use of simulation and, as appropriate, through the use of stress tests. We have asset allocation limits that place restrictions on the total funds that may be invested within an asset class. We have duration limits on the Property-Liability and Allstate Financial investment portfolios and, as appropriate, on individual components of these portfolios. These duration limits place restrictions on the amount of interest rate risk that may be taken. Our value-at-risk limits are intended to restrict the potential loss in fair value that could arise from adverse movements in the fixed income, equity, and currency markets over a time interval based on historical volatilities and correlations among market risk factors. Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by the investment guidelines.

        Although we apply a common overall governance approach to market risk, the underlying business frameworks and the accounting and regulatory environments differ considerably between the Property-Liability and Allstate Financial businesses affecting investment decisions and risk parameters.

        Interest rate risk is the risk that we will incur an economic loss due to adverse changes in interest rates. This risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets and carry significant interest-sensitive liabilities, primarily in our Allstate Financial operations.

        We manage the interest rate risk in our assets relative to the interest rate risk in our liabilities. One of the measures used to quantify this exposure is duration. Duration measures the sensitivity of the assets and liabilities to changes in interest rates. For example, if interest rates increase 100 basis points, the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%. At December 31, 2003, the difference between our asset and liability duration was approximately 0.99, compared to a 0.34 gap at December 31, 2002. A positive duration gap indicates that the fair value of our assets is more sensitive to interest rate movements than the fair value of our liabilities.

        Most of our duration gap results from the Property-Liability operations, with the primary liabilities being auto and homeowners claims. In the management of investments supporting the Property-Liability business, we adhere to an objective of emphasizing safety of principal and consistency of income within a total return framework. This approach is designed to ensure our financial strength and stability for paying claims, while maximizing economic value and surplus growth. This objective generally results in a positive duration mismatch between the Property-Liability assets and liabilities.

        For the Allstate Financial business, we seek to invest premiums, contract charges and deposits to generate future cash flows that will fund future claims, benefits and expenses, and that will earn stable margins across a wide variety of interest rate and economic scenarios. In order to achieve this objective and limit exposure to interest rate risk for Allstate Financial, we adhere to a philosophy of managing the duration of assets and related liabilities. This philosophy includes using interest rate swaps, futures, forwards, caps and floors to reduce the interest rate risk resulting from unintended duration mismatches between assets and liabilities, and financial futures and other derivative instruments to hedge the interest rate risk related to anticipated purchases and sales of investments and product sales to customers.

        We pledge and receive collateral on certain types of derivative contracts. For futures and option contracts traded on exchanges, we have pledged securities as margin deposits totaling $42 million as of December 31, 2003. For over-the-counter derivative transactions involving interest rate swaps, foreign currency swaps, interest rate caps, interest rate floor agreements, and credit default swaps, master netting agreements are used. These agreements allow us to net payments due for transactions covered by the agreements, and when applicable, we are required to post collateral. As of December 31, 2003, counterparties have posted collateral to us totaling $333 million.

        To calculate duration, we project asset and liability cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative interest rates and determining the percentage change in aggregate fair value. The cash flows used in this calculation include the expected maturity and repricing characteristics of our derivative financial instruments, all other financial instruments (as described in Note 6 of the consolidated financial statements), and certain other items including unearned premiums, property-liability claims and claims expense reserves, interest-sensitive liabilities and annuity liabilities. The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. Such assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, municipal housing bonds, callable municipal and corporate obligations, and fixed rate single and flexible premium deferred annuities. Additionally, the calculations include assumptions regarding the renewal of Property-Liability policies.

        Based upon the information and assumptions we use in this duration calculation, and interest rates in effect at December 31, 2003, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of the assets and liabilities by approximately $1.77 billion, compared to $825 million at December 31, 2002. Additionally, there are $6.20 billion of assets supporting life insurance products such as traditional and interest-sensitive life that are not financial instruments and as a result have not been included in the above estimate. This amount has increased from the $5.58 billion reported at December 31, 2002 due to increases in policies in force. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, these assets would decrease in value by $278 million, compared to a decrease of $218 million at December 31, 2002. Also reflected in the duration calculation are the effects of a program that uses short futures to manage the Property-Liability interest rate risk exposures relative to duration targets. Based on contracts in place at December 31, 2003, we would recognize realized capital gains and losses totaling $13 million in the event of a 100 basis point immediate, parallel interest rate increase and $(13) million in the event of a 100 basis point immediate, parallel interest rate decrease. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

        To the extent that conditions differ from the assumptions we used in these calculations, duration and rate shock measures could be significantly impacted. Additionally, our calculations assume that the current relationship between short-term and long-term interest rates (the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the effect of non-parallel changes in the term structure of interest rates and/or large changes in interest rates.

        Equity price risk is the risk that we will incur economic losses due to adverse changes in a particular stock, mutual fund, or stock index. At December 31, 2003, we held approximately $4.42 billion in common stocks and $1.30 billion in other securities with equity risk (including primarily convertible securities, limited partnership funds and non-redeemable preferred securities), compared to approximately $2.79 billion in common stocks and $1.15 billion in other equity investments at December 31, 2002. Approximately 99.0% and 58.8% of these totals, respectively, represented assets of the Property-Liability operations at December 31, 2003, compared to approximately 98.6% and 52.0%, respectively, at December 31, 2002.

        At December 31, 2003, our portfolio of equity instruments had a beta of approximately 0.84, compared to a beta of approximately 0.79 at December 31, 2002. Beta represents a widely used methodology to describe, in mathematical terms, an investment's market risk characteristics relative to the Standard & Poor's 500 Composite Price Index ("S&P 500"). Based on the beta analysis, we estimate that if the S&P 500 decreases by 10%, the fair value of our equity portfolio will decrease by approximately 8.4%. Likewise, we estimate that if the S&P 500 increases by 10%, the fair value of our equity portfolio will increase by approximately 8.4%. Based upon the information and assumptions we used to calculate beta at December 31, 2003, we estimate that an immediate decrease in the S&P 500 of 10% would decrease the net fair value of our equity portfolio identified above by approximately $478 million, compared to $312 million at December 31, 2002. The selection of a 10% immediate decrease in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

        The beta of our equity portfolio was determined by comparing the monthly total returns of the equity portfolio to monthly total returns of the S&P 500 over a three-year historical period. Since beta is historically based, projecting future price volatility using this method involves an inherent assumption that historical volatility and correlation relationships between stocks will not change in the future. Therefore, the illustrations noted above may not reflect our actual experience if future volatility and correlation relationships differ from the historical relationships.

        At December 31, 2003 and 2002, we had separate accounts assets with account values totaling $13.43 billion and $11.13 billion, respectively. We earn contract charges as a percentage of these account values. In the event of an immediate decline of 10% in the account values due to equity market declines, we would have earned approximately $21 million and $18 million less in fee income at December 31, 2003 and December 31, 2002, respectively.

        Variable annuity contracts sold by Allstate Financial usually have a GMDB and customers may choose to purchase an enhanced GMDB, guaranteed minimum income benefits ("GMIB") prior to 2004 and beginning in 2004 a TrueReturnSM Accumulation Benefit ("GMAB") on certain contracts. These guarantees subject us to additional equity risk because the beneficiary or contractholder may receive a benefit that is greater than the current account value. GMDBs are payable upon death, while GMIBs are payable on or after the ten-year anniversary of the contract if the contractholder elects to receive a defined stream of payments ("annuitize"). GMABs are payable on a date that is pre-determined by the contractholder, between the eighth and twentieth year of the contract. GMABs guarantee a return of up to 2.5 times (or 250%) of the amount deposited in the contract, depending on the amount of time the contract is in force and adherence to certain fund allocations.

        At December 31, 2003 and 2002, the guaranteed value of the death benefits in excess of account values was estimated to be $2.46 billion and $4.07 billion, respectively, net of reinsurance. The decrease in this estimate between periods is attributable to improved equity markets during 2003. In both periods, approximately two-thirds of this exposure is related to the return of deposits guarantee, while the remaining one-third is attributable to a death benefit guarantee greater than the original deposits. In addition to reinsurance for these benefits, we entered into various derivative instruments during 2003 that were intended to offset a portion of 2003 expected death benefit payments and the risk of future death claims on all new business issued on January 1, 2003 and later, and any payments of GMABs.

        We estimate the present value of expected future payments for GMDBs for the next 40 quarters to be approximately $145 million at December 31, 2003 compared to $264 million at December 31, 2002. In order to calculate this estimate, we considered the current guarantees outstanding for all contracts that contain GMDBs, the expected fund performance and the assumptions and methodology we use for

DAC amortization. The decrease in this estimate at December 31, 2003 is primarily attributable to the equity market improvement during the year. We also estimate the effect on expected future GMDB payments in the event of extreme adverse market conditions. In the event of an immediate decline in account values of 10% due to equity market declines, payments for guaranteed death benefits at December 31, 2003 would increase by an estimated $18 million during the next year. The selection of a 10% immediate decrease should not be construed as our prediction of future market events, but only as an example to illustrate the potential effect on earnings and cash flow of equity market declines as a result of this guarantee. Also, our actual payment experience in the future may not be consistent with the assumptions used in the model.

        Included among the GMIB contracts we have sold are contracts that provide the contractholder with the right to annuitize based on the highest account value at any anniversary date or on a guaranteed earnings rate based on the initial account value over the specified period. The guaranteed benefit feature was first offered in certain of our GMIB products beginning in 1998, with guaranteed benefits available for election by the contractholders beginning in 2008.

        We estimate the present value of expected future payments for GMIBs for the next 40 years to be approximately $15 million at December 31, 2003 compared to $16 million at December 31, 2002. In calculating this estimate we considered the current mix of guarantees outstanding, expected fund performance and the assumptions and methodology we use for DAC amortization. The decrease in 2003 is primarily due to improved equity markets in 2003, partially offset by the fact that contractholders are one year closer to being eligible to annuitize. We also estimate the effect on our expected future GMIB payments in the event of extreme adverse market conditions. In the event of an immediate decline of 10% in contractholders' account values as of December 31, 2003 due to equity market declines, there would be no immediate effect on our earnings or cash flow, since these benefits are not payable until at least 2008. The selection of a 10% immediate decrease should not be construed as our prediction of future market events, but only as an example to illustrate the potential effect on earnings and cash flow of equity market declines as a result of this guarantee. As of December 31, 2003 we do not have a reserve established for the GMDBs or GMIBs; however, this will change with the adoption of Statement of Position 03-01 in 2004. See Note 2 of the consolidated financial statements for a discussion of this pending accounting change.

        Additional sales of variable annuity contracts will increase our equity risk because of these benefits. An increase in the equity markets above the December 31, 2003 level will increase account values for these contracts, thereby decreasing the risk of the GMDBs, GMIBs and GMABs being utilized in the future. Likewise, a decrease in the equity markets that causes a decrease in the account values will increase our equity risk because of these benefits.

        In addition to our GMDB and GMIB equity risk, at December 31, 2003 and 2002 we had approximately $1.55 billion and $1.36 billion, respectively, in equity-indexed annuity liabilities that provide customers with guaranteed crediting rates based on the price of the S&P 500. We hedge the equity risk associated with these liabilities through the purchase and sale of equity-indexed options and futures, swap futures, and eurodollar futures, maintaining risk within specified value-at-risk limits.

        Allstate Financial also is exposed to equity risk in DAC. Fluctuations in the value of the variable annuity and life contract account values due to the equity market affect DAC amortization, because the expected fee income and guaranteed benefits payable are components of the EGP for variable life and annuity contracts. For a more detailed discussion of DAC, see Note 2 of the consolidated financial statements and the Application of Critical Accounting Policies section of the MD&A.

        Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk primarily arises from our foreign equity investments and our Canadian operations. We also have funding agreement programs and a small amount of fixed income securities that are denominated in foreign currencies, but we use derivatives to hedge the foreign currency risk of these funding agreements and securities.

        At December 31, 2003, we had approximately $380 million in foreign currency denominated equity securities and an additional $492 million net investment in our Canadian subsidiaries. These amounts were $246 million and $375 million, respectively, at December 31, 2002. The foreign currency exposure is almost entirely in the Property-Liability business.

        Based upon the information and assumptions we used at December 31, 2003, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates that we are exposed to would decrease the value of our foreign currency denominated instruments by approximately $87 million, compared with an estimated $62 million decrease at December 31, 2002. The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. Our currency exposure is diversified across 31 countries, slightly reduced from 35 countries at December 31, 2002. Our largest individual currency exchange exposures at December 31, 2003 were to the Canadian dollar (58.9%) and the British pound (10.5%). The largest individual currency exchange exposures at December 31, 2002 were to the Canadian dollar (60.7%) and the British pound (7.3%). Our primary regional exposure is to Western Europe, approximately 27.8% at December 31, 2003, compared to 26.7% at December 31, 2002.

        The modeling technique we use to report our currency exposure does not take into account correlation among foreign currency exchange rates. Even though we believe it is very unlikely that all of the foreign currency exchange rates that we are exposed to would simultaneously decrease by 10%, we nonetheless stress test our portfolio under this and other hypothetical extreme adverse market scenarios. Our actual experience may differ from these results because of assumptions we have used or because significant liquidity and market events could occur that we did not foresee.

PENSION PLANS

        We have defined benefit pension plans, which cover most full-time and certain part-time employees and employee-agents. See Note 16 of the consolidated financial statements for a complete discussion of these plans and their effect on the consolidated financial statements.

        Net periodic pension cost in 2004 is estimated to be $291 million based on current assumptions. Net periodic pension cost increased in 2003 and 2002 principally due to unfavorable returns on plan assets, and decreases in the weighted average discount rate assumption which is based on market trends and a decrease in the expected long-term rate of return on plan assets. In each of the years 2003, 2002 and 2001, net pension cost included non-cash settlement charges primarily resulting from benefit payments made to agents. Settlement charges are expected to continue in the future as payments continue to be made to agents in connection with the reorganization of Allstate's multiple agency programs to a single exclusive agency program during 2000.

        As provided for in Statement of Financial Accounting Standard ("SFAS") No. 87 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the market-related value component of expected returns recognizes plan equity losses and gains over a five-year period, which we believe is consistent with the long-term nature of pension obligations. As a result, the effect of changes in fair value on our net periodic pension cost may be experienced in periods subsequent to those in which the fluctuations actually occur.

        Amounts recorded for pension cost and minimum pension liabilities are significantly affected by fluctuations in the returns on plan assets and the amortization of unrecognized actuarial gains and losses. Plan assets sustained net losses in 2002 and 2001 primarily due to the decline in the equity markets. These asset losses, combined with all other unrecognized actuarial gains and losses, resulted in increased amortization of net actuarial loss (and additional net periodic pension cost) of $92 million in 2003 and $11 million in 2002. We anticipate that the unrealized loss for our pension plans will exceed 10% of the projected benefit obligations or 10% of the market-related value of assets during the foreseeable future, resulting in additional amortization and net periodic pension cost.

        Amounts recorded for net periodic pension cost and minimum pension liabilities are also significantly affected by changes in the assumptions used to determine the weighted average discount rate and the expected long-term rate of return on plan assets. The weighted average discount rate is based on rates at which expected pension benefits attributable to past employee service could effectively be settled on a present value basis at the measurement date. We develop the assumed weighted average discount rate by utilizing the weighted average yield of a theoretical dedicated portfolio derived from bonds available in the Lehman corporate bond universe having ratings of at least "AA" by Standard & Poor's or at least "Aa" by Moody's on the measurement date with cash flows that match expected plan benefit requirements. Significant changes in discount rates, such as those caused by changes in the yield curve, the mix of bonds available in the market, the duration of selected bonds and expected benefit payments, may result in volatility in pension cost and minimum pension liabilities.

        Holding other assumptions constant, a hypothetical decrease of 100 basis points in the weighted average discount rate would result in an increase of $48 million in net periodic pension cost and a $762 million increase in the minimum pension liability after-tax as of October 31, 2003, our most recent measurement date, versus an increase of $40 million in net periodic pension cost and a $224 million increase in the minimum pension liability after-tax as of October 31, 2002. A hypothetical increase of 100 basis points in the weighted average discount rate would decrease net periodic pension cost by $40 million and would decrease the minimum pension liability after-tax by $52 million as of October 31, 2003, versus a decrease in net periodic pension cost of $36 million and a $207 million decrease in the minimum pension liability after-tax as of October 31, 2002. This non-symmetrical range results from the non-linear relationship between discount rates and pension obligations, and changes in the amortization of unrealized net actuarial gains and losses.

        The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. While this rate reflects long-term assumptions and is consistent with long-term historical returns, sustained changes in the market or changes in the mix of plan assets may lead to revisions in the assumed long-term rate of return on plan assets that may result in variability of pension cost. Differences between the actual return on plan assets and the expected long-term rate of return on plan assets are a component of unrecognized gains or losses, which may be amortized as a component of net actuarial gains and losses. As a result, the effect of changes in fair value on our pension cost may be experienced in periods subsequent to those in which the fluctuations actually occur.

        Holding other assumptions constant, a hypothetical decrease of 100 basis points in the expected long-term rate of return on plan assets would result in an increase of $34 million in pension cost at October 31, 2003, compared to an increase of $26 million at October 31, 2002. A hypothetical increase of 100 basis points in the expected long-term rate of return on plan assets would result in a decrease in net periodic pension cost of $34 million at October 31, 2003, compared to a decrease of $26 million at October 31, 2002. Changes in the expected long-term rate of return on plan assets do not affect the minimum pension liability.

CAPITAL RESOURCES AND LIQUIDITY

        Capital Resources consist of shareholders' equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes. The following table summarizes our capital resources at December 31.

(in millions)	2003	2002	2001
Common stock, retained earnings and other shareholders' equity items	$17,809	$15,705	$15,533
Accumulated other comprehensive income	2,756	1,733	1,663

Total shareholders' equity	20,565	17,438	17,196
Mandatorily redeemable preferred securities	—	200	200
Debt	5,076	4,240	3,921

Total capital resources	$25,641	$21,878	$21,317

Ratio of debt and mandatorily redeemable preferred securities to shareholders' equity	24.7%	25.5%	24.0%

        Shareholders' equity increased in 2003 when compared to 2002, as net income, unrealized net capital gains on investments and a decrease in the minimum pension liability were partially offset by dividends paid to shareholders and share repurchases. Shareholders' equity increased in 2002 when compared to 2001, due to higher net income and unrealized capital gains that were partially offset by an increase in the minimum pension liability, dividends paid to shareholders and share repurchases. In February 2004, we announced a $1.00 billion increase in the current share repurchase program. As of the date of this announcement, the current share repurchase program had $1.35 billion remaining, and is expected to be completed by December 31, 2005.

        Treasury stock is a component of shareholders' equity, and since 1995, we have repurchased 263 million shares of our common stock at a cost of $8.53 billion, primarily as part of various stock repurchase programs. We have reissued 68 million shares since 1995, primarily associated with our equity incentive plans, the 1999 acquisition of American Heritage Life Investment Corporation ("AHL") and the redemption of certain mandatorily redeemable preferred securities.

        Mandatorily redeemable preferred securities were eliminated as a separate line item on our Consolidated Statements of Financial Position effective July 1, 2003, because of the adoption of FIN 46. This accounting guidance required the de-consolidation of Allstate Financing II ("AF II"), a subsidiary that we own 100%, and the recognition of debt that we had previously issued to AF II, the proceeds of which are held as collateral for the mandatorily redeemable preferred securities. For further discussion of the capital structure of AF II, see Note 11 of the consolidated financial statements.

        Debt increased in 2003 compared to 2002 due to the adoption of FIN 46 and increases in long-term borrowings outstanding, partly offset by declines in short-term borrowings outstanding. The adoption of FIN 46, effective July 1, 2003, increased long-term debt by $1.05 billion, including $691 million for the consolidation of two VIEs to hold assets under the management of an affiliate on behalf of third-party investors, $112 million for the consolidation of a VIE for a headquarters office building and up to 38 automotive collision repair stores, $45 million for the consolidation of the debt of a previously unconsolidated investment security, and $200 million of the debt we issued to AF II that is no longer required to be consolidated. Although we are required to consolidate the two VIEs used to hold assets on behalf of third-party investors under FIN 46, we have no legal ownership of the assets and no obligation to repay the debt. Our maximum exposure related to these two entities is the current value of our equity investment, which totaled $12 million at December 31, 2003. Moody's and Standard and Poor's have apprised us that the reported debt associated with the consolidation of these VIEs will be excluded for analytical purposes from the ratio of debt to shareholders' equity for ratings considerations. This analytical ratio was 21.3% as of December 31, 2003. For more information on the adoption of FIN 46, see Note 2 of the consolidated financial statements.

        In June 2003, we issued $400 million of 5.350% Senior Notes due in 2033, utilizing the registration statement filed with the Securities and Exchange Commission ("SEC") in June 2000. The proceeds of this issuance were used to redeem the $300 million of 6 3/4% Notes due 2003 and for general corporate purposes.

        At December 31, 2003, we had no outstanding commercial paper borrowings.

        The increase in debt in 2002 compared to the 2001 level was primarily due to the issuance of $350 million of 6.125% Senior Notes due in 2012, and the issuance of $250 million of 6.125% Senior Notes due in 2032. The proceeds of the $350 million issuance were used for general corporate purposes, and the proceeds of the $250 million issuance were used to redeem $250 million of 7?% Senior Quarterly Interest Bonds. Both of the senior note issuances in 2002 were issued under an existing shelf registration statement filed with the SEC in June 2000.

        Financial Ratings and Strength    The following table summarizes our debt, commercial paper and insurance financial strength ratings at December 31, 2003.

	Moody's	Standard & Poor's	A.M. Best
The Allstate Corporation (senior long-term debt)	A1	A+	a
The Allstate Corporation (commercial paper)	P-1	A-1	AMB-1
Allstate Insurance Company (financial strength)	Aa2	AA	A+
Allstate Life Insurance Company ("ALIC") (financial strength)	Aa2	AA	A+
American Heritage Life Insurance Company (financial strength)	Aa3	AA	A+

        Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage. In February 2004, A.M. Best revised the outlook to stable from positive for the insurance financial strength ratings of ALIC and certain rated subsidiaries and affiliates.

        The ratio of net premiums written to statutory surplus is a common measure of operating leverage used in the property-casualty insurance industry and serves as an indicator of a company's premium growth capacity. Ratios in excess of 3 to 1 are typically considered outside the usual range by insurance regulators and rating agencies. AIC's premium to surplus ratio was 1.5x on December 31, 2003 compared to 1.7x in the prior year.

        State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for assessing RBC. The formula for calculating RBC for property-liability companies takes into account asset and credit risks but places more emphasis on underwriting factors for reserving and pricing. The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks. At December 31, 2003, the RBC for each of our domestic insurance companies was above levels that would require regulatory actions.

        The NAIC has also developed a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or actions by insurance regulatory authorities. The NAIC analyzes financial data provided by insurance companies using prescribed ratios, each with defined "usual ranges". Generally, regulators will begin to monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. The ratios of our domestic insurance companies are within these ranges.

        Liquidity Sources and Uses    Our potential sources of funds principally include activities shown in the following table.

	Property- Liability	Allstate Financial	Corporate and Other
Receipt of insurance premiums	X	X
Allstate Financial contractholder fund deposits		X
Reinsurance recoveries	X	X
Receipts of principal, interest and dividends on investments	X	X	X
Sales of investments	X	X	X
Funds from investment repurchase agreements, securities lending, dollar roll, commercial paper and lines of credit agreements	X	X	X
Inter-company loans and tax refunds/settlements	X	X	X
Capital contributions from parent	X	X
Dividends from subsidiaries	X	X	X
Funds from periodic issuance of additional securities			X
Funds from the settlement of our benefit plans			X

        Our potential uses of funds principally include activities shown in the following table.

	Property- Liability	Allstate Financial	Corporate and Other
Payment of claims and related expenses	X
Payment of contract benefits, maturities, surrenders and withdrawals		X
Reinsurance cessions and payments	X	X
Operating costs and expenses	X	X	X
Purchase of investments	X	X	X
Repayment of investment repurchase agreements, securities lending, dollar roll, commercial paper and lines of credit agreements	X	X	X
Payment or repayment of inter-company loans	X	X	X
Capital contributions to subsidiaries	X	X	X
Dividends to shareholders	X	X	X
Share repurchases			X
Debt service expenses and repayment			X
Settlement payments of employee and agent benefit plans	X		X

        The following table summarizes consolidated cash flow activities by business unit.

	Property-Liability			Allstate Financial			Corporate and Other			Consolidated
(in millions)	2003	2002	2001	2003	2002	2001	2003	2002	2001	2003	2002	2001
Net cash provided by (used in):
Operating activities	$3,450	$2,543	$535	$2,256	$1,887	$1,771	$(15)	$(7)	$(15)	$5,691	$4,423	$2,291
Investing activities	(2,344)	(1,613)	628	(6,769)	(7,560)	(4,822)	(351)	165	(166)	(9,464)	(9,008)	(4,360)
Financing activities	11	92	(1,190)	4,554	5,443	3,115	(888)	(751)	185	3,677	4,784	2,110

Net increase in consolidated cash										$(96)	$199	$41

        Property-Liability    Higher operating cash flows of the Property-Liability business in 2003 and 2002 were primarily due to increased underwriting income. In 2003, operating cash flows were also impacted by contributions made to our defined benefit pension plans. Cash used in investing activities increased in 2003 and 2002 as higher operating cash flows were invested in the fixed income and equity portfolios.

        Cash flows of the Property-Liability business are also impacted by dividends paid by AIC to its parent, The Allstate Corporation. These dividends totaled $1.18 billion, $675 million and $1.24 billion in 2003, 2002 and 2001, respectively. For a description of limitations on the payment of these dividends, see Note 15 of the consolidated financial statements.

        Allstate Financial    Higher operating cash flows of Allstate Financial in 2003 and 2002 primarily relates to increases in investment income, partially offset by an increase in benefits and acquisition related expenses from new business growth. Cash flows used in investing activities declined in 2003 compared to 2002 as the investment of higher operating cash flows were offset by lower financing cash flow.

        Lower cash flow from financing activities during 2003 reflects an increase in maturities of institutional products and benefits and withdrawals from contractholders' accounts, partially offset by increased deposits received from contractholders. Higher cash provided by financing activities in 2002 reflects increased deposits received from contractholders. For quantification of the changes in contractholder funds, see the Allstate Financial Segment section of the MD&A. A portion of the Allstate Financial product portfolio, primarily fixed annuity and interest-sensitive life insurance products, is subject to surrender and withdrawal at the discretion of contractholders. The following table summarizes Allstate Financial's liabilities for these products by their contractual withdrawal provisions at December 31, 2003. Approximately 14.8% of these liabilities is subject to discretionary withdrawal without adjustment.

(in millions)	2003
Not subject to discretionary withdrawal	$11,266
Subject to discretionary withdrawal with adjustments:
Specified surrender charges(1)	19,526
Market value	9,316
Subject to discretionary withdrawal without adjustments	6,963

Total Contractholder funds	$47,071

(1)
Includes $9.81 billion of liabilities with a contractual surrender charge of less than 5.0% of the account balance.

        To ensure we have the appropriate level of liquidity in this segment, we perform actuarial tests on the impact to cash flows of policy surrenders and other actions under various scenarios.

        Corporate and Other    Higher uses of cash in the investing activities of our Corporate and Other segment during 2003 reflect additional net investments made in the portfolio of the subsidiary, Kennett Capital. Financing cash flows of the Corporate and Other segment reflect actions such as fluctuations in short-term debt, proceeds from the issuance of debt, dividends to shareholders of The Allstate Corporation and share repurchases; therefore, when we increase or decrease the level of these activities, financing cash flows are affected.

        Long-term debt and invested assets increased during 2003 related to the adoption of FIN 46. However since these increases did not impact our cash flows and were non-cash entries, they had no impact to our Consolidated Statements of Cash Flows.

        We have established external sources of short-term liquidity that include a commercial paper program, lines-of-credit, dollar rolls and repurchase agreements. In the aggregate, at December 31, 2003 these sources could provide over $2.3 billion of additional liquidity. For additional liquidity, we can issue new insurance contracts, incur additional debt and sell assets from our investment portfolio. The liquidity of the investment portfolio varies by type of investment. For example, $15.84 billion of privately placed corporate obligations that represent 15.4% of the investment portfolio, and $6.54 billion of mortgage loans that represent 6.3% of the investment portfolio, generally are considered to be less liquid than many of our other types of investments, such as our U.S. government and agencies, municipal and public corporate fixed income security portfolios.

        We have access to additional borrowing to support liquidity as follows:

  •
  A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of December 31, 2003, there were no borrowings outstanding; however, the outstanding balance fluctuates daily.

  •
  Two primary credit facilities and one additional credit facility totaling $1.20 billion to cover short-term liquidity requirements. These consist of a $575 million five-year revolving line of credit expiring in 2006, a $575 million 364-day revolving line of credit expiring in the second quarter of 2004 and a $50 million one-year revolving line of credit expiring in the third quarter of 2004. The right to borrow under the five-year and 364-day facilities is subject to requirements that are customary for facilities of this size, type and purpose. These requirements are currently being met and we expect to continue to meet them in the future. There were no borrowings under any of these lines of credit during 2003. The total amount outstanding at any point in time under the combination of the commercial paper program and the three credit facilities is limited to $1.20 billion.

  •
  The right to issue up to an additional $2.80 billion of debt securities, equity securities, warrants for debt and equity securities, trust preferred securities, stock purchase contracts and stock purchase units utilizing the shelf registration statement filed with the SEC in August 2003.

        Certain remote events and circumstances could constrain our liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in our long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/A-, or a downgrade in ALIC's financial strength ratings from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. The rating agencies also consider the interdependence of our individually rated entities, and therefore, a rating change in one entity could potentially affect the ratings of other related entities.

        Contractual Obligations and Commitments    Our contractual obligations as of December 31, 2003 and the payments due by period are shown in the following table.

(in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Securities Lending, Dollar Rolls, and Repurchase Agreements(1)	$3,416	$3,416	$—	$—	$—
Guaranteed Investment Contracts ("GICs")/Funding Agreements (non-putable)(2)	7,762	1,809	2,513	1,350	2,090
Funding Agreements (putable/callable)(2)	1,794	778	1,016	—	—
Payout Annuities/Structured Settlements(3)	30,765	841	2,528	1,619	25,777
Long-Term Debt(4)	5,074	—	1,605	1	3,468
Capital Lease Obligations(4)	36	2	3	4	27
Operating Leases(4)	944	247	324	184	189
Unconditional Purchase Obligations(4)	392	223	121	48	—
Pension Obligations(4),(5)	163	151	8	4	—

Total Contractual Cash Obligations	$50,346	$7,467	$8,118	$3,210	$31,551

(1)
Securities lending, dollar rolls and repurchase transactions are typically fully collateralized with marketable securities. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business.

(2)
The putable/callable funding agreement program as well as the non-putable funding agreement and GIC programs are very closely asset/liability duration matched by ALIC. Accordingly, ALIC maintains assets with a sufficient market value to extinguish the liabilities in the normal course of business upon expected surrender or maturity of the related contracts.

(3)
ALIC closely manages the assets supporting payout annuities/structured settlement liabilities.

(4)
Our payment obligations relating to long-term debt, capital lease obligations, operating leases, unconditional purchase obligations and pension obligations are managed within the structure of our intermediate to long-term liquidity management program.

(5)
Pension obligations represent approved contributions to our pension plans.

        Our contractual commitments as of December 31, 2003 and the payments due by period are shown in the following table.

(in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Other Commitments—Conditional(1)	$152	$152	$—	$—	$—
Other Commitments—Unconditional(1)	510	57	177	208	68

Total Commitments	$662	$209	$177	$208	$68

(1)
Represents investment commitments such as private placements and mortgage loans.

        We have agreements in place for services we conduct, generally at cost, between subsidiaries relating to insurance, reinsurance, loans and capitalization. All material inter-company transactions have appropriately been eliminated in consolidation. Inter-company transactions among insurance subsidiaries and affiliates have been approved by the appropriate departments of insurance as required.

REGULATION AND LEGAL PROCEEDINGS

        Regulation    We are subject to changing social, economic and regulatory conditions. Recent state and federal regulatory initiatives and proceedings have included efforts to influence and restrict premium rates in a manner adverse to insurers, restrict the ability of insurers to cancel policies, limit insurers' ability to impose underwriting standards and otherwise expand overall regulation of insurance products and the insurance industry. The ultimate changes and eventual effects of these initiatives on our business, if any, are uncertain.

        Legal Proceedings    We are involved in various legal and regulatory actions that have an effect on specific aspects of our business. Like other members of the insurance industry, we are the target of an increasing number of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts. For a detailed description of these actions, see Note 13 of the consolidated financial statements.

PENDING ACCOUNTING STANDARDS

        As of December 31, 2003, there are several pending and proposed accounting standards that we have not implemented either because the standard has not been finalized or the implementation date has not yet occurred. These standards include Statement of Position 03-01, FASB Staff Position No. FAS 106-1 and Emerging Issues Task Force Topic number 03-01. For a discussion of these pending and proposed standards, see Note 2 of the consolidated financial statements. Based on our interpretation and application of Statement of Position 03-01, we estimate that upon adoption on January 1, 2004, it will impact our Consolidated Statements of Operations in the range of $150 million to $200 million. However, the effect of implementing certain accounting standards on our financial results and financial condition is often based in part on market conditions at the time of implementation of the standard and other factors we are unable to determine prior to implementation. For this reason, we are sometimes unable to estimate the effect of certain pending accounting standards until the relevant authoritative body finalizes these standards or until we implement them.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

        This document contains "forward-looking statements" that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

        These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "seeks," "expects," "will," "should," "anticipates," "estimates," "intends," "believes," "likely," "targets" and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document (including the risks described below) and in our public filings with the SEC.

        In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below, which apply to us as an insurer and a provider of other financial services.

Risks Relating to the Property-Liability business

As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events

        Because of the exposure of our property and casualty business to catastrophic events, our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made disasters, including tornadoes, hurricanes, earthquakes, tropical storms, wildfires and terrorism. While we believe that our natural event catastrophe management initiatives have reduced the potential magnitude of possible future natural event losses, we continue to be exposed to catastrophes that could have a material adverse effect on operating results and financial position. For example, our historical catastrophe experience includes losses relating to Hurricane Andrew in 1992, totaling $2.3 billion, and to the Northridge earthquake of 1994, totaling $2.1 billion. We are also exposed to assessments from the California Earthquake Authority and various Florida state-created catastrophe loss management facilities, and to losses that could surpass the capitalization of these facilities. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which result in extraordinary losses or a downgrade of our debt or financial strength ratings.

        In addition, we are also subject to claims arising from weather events such as snowstorms, ice storms, rain, hail and high winds. The incidence and severity of weather conditions are inherently unpredictable. There is generally an increase in the frequency and severity of auto and homeowners claims when severe weather conditions occur.

Unanticipated increases in the severity or frequency of claims may adversely affect our profitability

        Changes in the severity or frequency of claims may affect the profitability of our Property-Liability business. Changes in bodily injury claim severity are driven primarily by inflation in the medical sector of the economy. Changes in auto physical damage claim severity are driven primarily by inflation in auto repair costs, auto parts prices and used car prices. Changes in homeowner's claim severity are driven by inflation in the construction industry, in building materials and in home furnishings and by other economic and environmental factors. However, changes in the level of the severity of claims are not limited to the effects of changes in the rate of inflation in these various sectors of the economy. Increases in claim severity can arise from unexpected events that are inherently difficult to predict. Examples of such events include a decision in 2001 by the Georgia Supreme Court that diminished value coverage was included in auto policies under Georgia law, and the emergence of mold-related homeowners losses in the state of Texas. Although we are currently pursuing various loss management initiatives in the Allstate Protection segment that seek to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity.

        Recently, our Allstate Protection segment has experienced a decline in claim frequency. We believe that this decrease may be attributable to a combination of several factors, including an increase in the level of policy deductibles chosen by policyholders, a decrease in policyholder submission of claims for minor losses, and our implementation of improved underwriting criteria. The recent favorable level of claim frequency we have experienced may not be sustainable over the longer term. A significant increase in claim frequency could have an adverse effect on our operating results and financial condition.

Actual claims incurred may exceed current reserves established for claims

        Recorded claim reserves in the Property-Liability business are based on our best estimates of losses, both reported and incurred but not reported, after considering known facts and circumstances, internal factors including our experience with similar losses, historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims, loss management programs and product mix. In addition, reserve estimates are influenced by external factors including changes in regulation, court decisions, economic conditions and public attitudes. Because reserves are estimates of losses that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded reserves and such variance may adversely affect our operating results and financial condition.

Predicting claim expense relating to asbestos and other environmental and discontinued lines is inherently uncertain

        The process of estimating asbestos, environmental and other discontinued lines liabilities is complicated by complex legal issues concerning, among other things, the interpretation of various insurance policy provisions and whether those losses are, or were ever intended to be, covered; the ability of policyholders to file claims or add claimants to active claims; and whether losses could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements. Asbestos-related bankruptcies and other asbestos litigations are complex, lengthy proceedings that involve substantial uncertainty for insurers. While we believe that improved actuarial techniques and databases have assisted in estimating asbestos, environmental and other discontinued lines net loss reserves, these refinements may subsequently prove to be inadequate indicators of the extent of probable loss. Consequently, ultimate net losses from these discontinued lines could materially exceed established loss reserves and expected recoveries, and have a material adverse effect on our liquidity, operating results and financial position.

Regulation limiting rate increases and requiring us to underwrite business and participate in loss sharing arrangements may decrease our profitability

        From time to time, political events and positions affect the insurance market, including efforts to suppress rates to a level that may not allow us to reach targeted levels of profitability. Moreover, because Allstate Protection's loss ratio currently compares favorably to that of the industry, state regulatory authorities may resist or delay our efforts to raise rates in the future even if the property and casualty industry generally is not experiencing regulatory resistance to rate increases. Such resistance affects our ability in all product lines to obtain approval for rate changes that may be required to achieve targeted levels of profitability and returns on equity.

        In addition to regulating rates, certain states have enacted laws that require a property-liability insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities and joint underwriting associations or require the insurer to offer coverage to all consumers, often restricting an insurer's ability to charge an adequate price or mandating subsidized rates. In these markets, we may be compelled to underwrite significant amounts of business at an inadequate or subsidized price, leading to an unacceptable return on capital. Laws and regulations of many states also limit an insurer's ability to withdraw from one or more lines of insurance in the state, except pursuant to a plan that is approved by the state insurance department. Additionally, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the state. Our operating results and financial condition could be adversely affected by any of these factors.

The potential benefits of implementing SRM may not be fully realized

        We believe that the tier-based pricing and underwriting approach (including the use of credit history as an underwriting criterion) used in SRM has allowed us to be more competitive and operate more profitably. However, our competitors may adopt underwriting criteria and tier-based pricing models similar to those used in SRM. Further, the use of credit history as a factor in underwriting and pricing has at times been challenged by regulators, legislators, litigants and special interest groups in various states. Competitive pressures could also force us to modify SRM. Furthermore, because we have been using SRM only for the last several years, we cannot make assurances that SRM underwriting criteria and tier-based pricing models will accurately reflect the level of losses that we will ultimately incur from the mix of new business generated through the use of SRM. Moreover, to the extent that competitive pressures limit our ability to attract new customers, our expectation that the amount of business written using SRM will increase may not be realized.

Allstate Protection may be adversely affected by the cyclical nature of the property and casualty business

        The property and casualty market is cyclical and has experienced periods characterized by relatively high levels of price competition, less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively lower levels of competition, more selective underwriting standards and relatively high premium rates. In 2002 and 2003, prices in Allstate Protection's principal lines increased more quickly than in prior years, and underwriting standards became more stringent. A downturn in the profitability cycle of the property and casualty business could have a material adverse effect on our financial condition and results of operations.

Risks Relating to the Allstate Financial Segment

Changes in reserve estimates may reduce profitability

        Reserve for life-contingent contract benefits is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses. We periodically review and revise our reserve estimates and if future experience differs from assumptions, adjustments to reserves may be required which could have a material adverse effect on our operating results and financial condition.

Changes in market interest rates may lead to a significant decrease in the sales and profitability of spread-based products

        Our ability to manage the Allstate Financial investment margin for spread-based products is dependent upon maintaining profitable spreads between investment yields and interest crediting rates on business. As interest rates decrease or remain at historically low levels, assets may be reinvested at lower yields, reducing investment margin. For example, during 2003 the average pre-tax investment yield for the Allstate Financial portfolio declined to 6.0% from 6.7% in 2002. Lowering interest crediting rates can offset decreases in investment margin on some products. However, these changes could be limited by market conditions, regulatory minimum rates or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields. Decreases in the rates offered on products in the financial segment could make those products less attractive, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products. Increases in market interest rates can also have negative effects on Allstate Financial, for example by increasing the attractiveness of other investments, which can lead to higher surrenders at a time when the segment's investment asset values are lower as a result of the increase in interest rates. Unanticipated surrenders could result in DAC unlocking or affect the recoverability of DAC and thereby increase expenses and reduce profitability.

Declining equity markets may reduce both sales of products and income from contract charges and may adversely affect operating results and financial condition

        Conditions in the United States and international stock markets affect Allstate Financial's sales of variable annuities. Recent allegations of improper or illegal trading activities at large mutual fund complexes could affect the stock markets. In general, sales of variable annuities decrease when stock markets are declining over an extended period of time. The effect of decreasing separate accounts balances resulting from volatile equity markets, lower underlying fund performance or declining consumer confidence could cause contract charges earned to decrease. In addition, it is possible that the assumptions and projections we use to establish prices for GMDB, GMIB and GMAB products, particularly assumptions and projections about investment performance, do not accurately reflect the level of costs that we will ultimately incur in providing those benefits, resulting in adverse margin trends. These factors may result in accelerated DAC amortization and require increases in reserves, which would reduce statutory capital and surplus and/or Allstate Financial's net income. Poor fund performance could also result in higher partial withdrawals of account value which, for some contracts, do not reduce the GMDB by a proportional amount.

Changes in estimates of profitability on interest-sensitive products may have an adverse effect on results through increased amortization of DAC

        DAC related to interest-sensitive life, variable annuity and investment contracts is amortized in proportion to EGP over the estimated lives of the contracts. Assumptions underlying EGP, including those relating to margins from mortality, investment margin, contract administration, surrender and other contract charges, are updated from time to time in order to reflect actual and expected experience and its potential effect on the valuation of DAC. Updates to these assumptions could result in DAC unlocking, which in turn could adversely affect our operating results and financial condition.

A loss of key product distribution relationships could materially affect sales

        Certain products in the Allstate Financial segment are distributed under agreements with other members of the financial services industry that are not affiliated with us. Termination of one or more of these agreements due to, for example, a change in control of one of these distributors, could have a detrimental effect on the sales of Allstate Financial. This risk may be heightened by the enactment of the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), which eliminated many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

Changes in tax laws may decrease sales and profitability of products

        Under current federal and state income tax law, certain products (primarily life insurance and annuities) we offer receive favorable tax treatment. This favorable treatment may give certain of our products a competitive advantage over noninsurance products. Congress from time to time considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. Congress also considers proposals to reduce the taxation of certain products or investments that may compete with life insurance and annuities. One such proposal was enacted in May 2003 when President Bush signed the Jobs and Growth Tax Relief Reconciliation Act of 2003, which reduced the federal income tax rates applicable to certain dividends and capital gains realized by individuals. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage of certain of our products as compared to competing products. Such proposals, if adopted, could have a material adverse effect on our financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, recent changes in the federal estate tax laws have negatively affected the demand for the types of life insurance used in estate planning.

Risks Relating to the Insurance Industry

Our future results are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive

        The insurance industry is highly competitive. Many of our competitors have well-established national reputations and market similar insurance products. Because of the competitive nature of the insurance industry, including competition for producers such as exclusive and independent agents, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressure will not have a material adverse effect on our business, operating results or financial condition. In addition, we may face increased competition from banks. Until passage of the GLB Act, the ability of banks to engage in securities-related businesses was limited and banks were restricted from being affiliated with insurers. With the passage of the GLB Act, mergers that combine commercial banks, insurers and securities firms under one holding company are now permitted. The ability of banks to affiliate with insurers may have a material adverse effect on all of our product lines by substantially increasing the number, size and financial strength of potential competitors. Furthermore, certain competitors operate using a mutual insurance company structure and therefore, may have dissimilar profitability and return targets.

Changing interest rates and declines in credit quality may have adverse effects

        A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new investments that may yield less than the portfolio's average rate. In a declining interest rate environment, borrowers may prepay or redeem securities we hold more quickly than expected as they seek to refinance at lower rates. An increase in market interest rates could have an adverse effect on the value of our investment portfolio, for example, by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio. Increases in interest rates also may lead to an increase in policy loans, surrenders and withdrawals that generally would be funded at a time when fair values of fixed income securities are lower. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities, including realized losses relating to derivative strategies not adequately addressing portfolio risks. A declining market could also cause the investments in our pension plans to decrease below the accumulated benefit obligation, resulting in additional pension liability and expense and increasing required contributions to the pension plans.

We may suffer losses from litigation

        As is typical for a large insurance group, we are involved in a substantial amount of litigation. Among other things, we, like other participants in the insurance industry, have been subject in recent years to an increasing volume of class action litigation challenging a range of industry practices. Our litigation exposure could result in a material adverse effect on our operating results and financial condition in a future period in the event of an unexpected adverse outcome or if additional reserves are required to be established for such litigation. For a description of our current material litigation matters, see Note 13 of the consolidated financial statements.

We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth

        We are subject to extensive regulation by state insurance regulators. This regulation is focused on the protection of policyholders and not investors. In many cases, state regulations limit our ability to grow and improve the profitability of our business. Additionally, we have various entities registered under the federal securities laws as broker-dealers, investment advisers and/or investment companies. These entities are subject to the regulatory jurisdiction of the SEC, the National Association of

Securities Dealers and, in some cases, state securities administrators. The laws regulating the securities products and activities of Allstate Financial are complex, numerous and subject to change. Further, in recent years, the state insurance regulatory framework has come under increased federal scrutiny, and proposals that would provide for optional federal chartering of insurance companies have been discussed by members of Congress. We can make no assurances as to whether further state or federal measures will be adopted to change the nature or scope of the regulation of the insurance industry or as to the effect that any such measures would have on us.

The unavailability of reinsurance may limit our ability to write new business

        Market conditions beyond our control determine the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net liability exposure or reduce our insurance writings.

Reinsurance subjects us to the credit risk of our reinsurers and may not be adequate to protect us against losses arising from ceded insurance

        The collectibility of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, or their affiliates, have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Our inability to collect a material recovery from a reinsurer could have a material adverse effect on our operating results and financial condition.

The continued threat of terrorism and ongoing military actions may adversely affect the level of claim expense we incur and the value of our investment portfolio

        The continued threat of terrorism, both within the United States and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the equity markets in the United States, Europe and elsewhere, and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by the continued threat of terrorism. In the event that a terrorist act occurs, both Allstate Protection and Allstate Financial may be adversely affected, depending on the nature of the event. We seek to mitigate the potential impact of terrorism on our commercial mortgage portfolio by limiting geographical concentrations in key metropolitan areas and by requiring terrorism insurance to the extent that it is commercially available.

Any decrease in our financial strength ratings may have an adverse effect on our competitive position

        Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally will have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer's ratings due to, for example, a decline in the value of an insurer's investment portfolio or increased liabilities for variable contracts arising from additional GMDB, GMIB or GMAB exposure resulting from market declines. Currently, the insurance financial strength ratings of both AIC and ALIC are Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively). Because these ratings are subject to periodic review, the continued retention of these ratings cannot be assured. A multiple level downgrade in any of these ratings could have a material adverse effect on our sales, including the competitiveness and marketability of our product offerings, as well as our liquidity, operating results and financial condition.

Changes in accounting standards issued by the FASB or other standard-setting bodies may adversely affect our financial statements

        Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards from time to time issued by recognized authoritative bodies, including the FASB. It is possible that future changes we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our results and financial condition. For a description of potential changes in accounting standards that could affect us currently, see Note 2 of the consolidated financial statements.

The ability of our subsidiaries to pay dividends may affect our liquidity and ability to meet our debt service obligations

        The Allstate Corporation is a holding company with no significant operations. The principal asset is the stock of its subsidiaries. State insurance regulatory authorities limit the payment of dividends by insurance subsidiaries, as described in Note 15 of the consolidated financial statements. In addition, competitive pressures generally require the subsidiaries to maintain insurance financial strength ratings. These restrictions and other regulatory requirements affect the ability of the subsidiaries to make dividend payments. Limits on the ability of the subsidiaries to pay dividends could adversely affect our liquidity, including our ability to pay dividends to shareholders and service our debt.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Information required for Item 7A is incorporated by reference to the material under the caption "Market Risk" in Part II, Item 7 of this report.

Item 8. Financial Statements and Supplementary Data

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions except per share data)	2003	2002	2001
Revenues
Property-liability insurance premiums (net of reinsurance ceded of $298, $337, and $281)	$24,677	$23,361	$22,197
Life and annuity premiums and contract charges (net of reinsurance ceded of $485, $481, and $419)	2,304	2,293	2,230
Net investment income	4,972	4,849	4,790
Realized capital gains and losses	196	(924)	(352)

	32,149	29,579	28,865

Costs and expenses
Property-liability insurance claims and claims expense (net of reinsurance recoveries of $455, $345, and $471)	17,432	17,657	17,532
Life and annuity contract benefits (net of reinsurance recoveries of $366, $428, and $346)	1,851	1,770	1,671
Interest credited to contractholder funds	1,846	1,764	1,733
Amortization of deferred policy acquisition costs	4,058	3,694	3,462
Operating costs and expenses	3,001	2,761	2,688
Amortization of goodwill	—	—	54
Restructuring and related charges	74	119	129
Interest expense	275	278	248

	28,537	28,043	27,517

(Loss) gain on disposition of operations	(41)	4	(63)

Income from operations before income tax expense, dividends on preferred securities, and cumulative effect of change in accounting principle, after-tax	3,571	1,540	1,285
Income tax expense	846	65	73

Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	2,725	1,475	1,212
Dividends on preferred securities of subsidiary trusts	(5)	(10)	(45)
Cumulative effect of change in accounting principle, after-tax	(15)	(331)	(9)

Net income	$2,705	$1,134	$1,158

Earnings per share:
Net income per share—basic	$3.85	$1.60	$1.61

Net income per share—diluted	$3.83	$1.60	$1.60

Weighted average shares—basic	703.5	707.1	720.2

Weighted average shares—diluted	706.2	709.9	723.3

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2003	2002	2001
Net income	$2,705	$1,134	$1,158
Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments	523	813	(191)
Unrealized foreign currency translation adjustments	39	(6)	11
Minimum pension liability adjustment	461	(737)	(83)

Other comprehensive income (loss), after-tax	1,023	70	(263)

Comprehensive income	$3,728	$1,204	$895

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(in millions except par value data)	2003	2002
Assets
Investments
Fixed income securities, at fair value (amortized cost $82,607 and $72,123)	$87,741	$77,152
Equity securities, at fair value (cost $4,028 and $3,223)	5,288	3,683
Mortgage loans	6,539	6,092
Short-term	1,815	2,215
Other	1,698	1,508

Total investments	103,081	90,650
Cash	366	462
Premium installment receivables, net	4,386	4,075
Deferred policy acquisition costs	4,842	4,385
Reinsurance recoverables, net	3,121	2,883
Accrued investment income	1,068	946
Property and equipment, net	1,046	989
Goodwill	929	927
Other assets	1,878	984
Separate Accounts	13,425	11,125

Total assets	$134,142	$117,426

Liabilities
Reserve for property-liability insurance claims and claims expense	$17,714	$16,690
Reserve for life-contingent contract benefits	11,020	10,256
Contractholder funds	47,071	40,751
Unearned premiums	9,187	8,578
Claim payments outstanding	698	739
Other liabilities and accrued expenses	8,283	7,150
Deferred income taxes	1,103	259
Short-term debt	3	279
Long-term debt	5,073	3,961
Separate Accounts	13,425	11,125

Total liabilities	113,577	99,788

Commitments and Contingent Liabilities (Notes 6 and 13)
Mandatorily Redeemable Preferred Securities of Subsidiary Trust	—	200
Shareholders' Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 704 million and 702 million shares outstanding	9	9
Additional capital paid-in	2,614	2,599
Retained income	21,641	19,584
Deferred compensation expense	(194)	(178)
Treasury stock, at cost (196 million and 198 million shares)	(6,261)	(6,309)
Accumulated other comprehensive income:
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments	3,125	2,602
Unrealized foreign currency translation adjustments	(10)	(49)
Minimum pension liability adjustment	(359)	(820)

Total accumulated other comprehensive income	2,756	1,733

Total shareholders' equity	20,565	17,438

Total liabilities and shareholders' equity	$134,142	$117,426

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	December 31,
(in millions except per share data)	2003	2002	2001
Common stock	$9	$9	$9

Additional capital paid-in
Balance, beginning of year	2,599	2,599	2,604
Redemption of shareholder rights	(7)	—	—
Equity incentive plans activity	22	—	(5)

Balance, end of year	2,614	2,599	2,599

Retained income
Balance, beginning of year	19,584	19,044	18,433
Net income	2,705	1,134	1,158
Dividends ($.92, $.84 and $.76 per share, respectively)	(648)	(594)	(547)

Balance, end of year	21,641	19,584	19,044

Deferred compensation expense
Balance, beginning of year	(178)	(193)	(207)
Restricted stock activity, net	(104)	(27)	(32)
Amortization	88	42	46

Balance, end of year	(194)	(178)	(193)

Treasury stock
Balance, beginning of year	(6,309)	(5,926)	(5,314)
Shares acquired	(153)	(446)	(721)
Shares reissued under equity incentive plans, net	201	63	109

Balance, end of year	(6,261)	(6,309)	(5,926)

Accumulated other comprehensive income
Balance, beginning of year	1,733	1,663	1,926
Change in unrealized net capital gains and losses and net gains and losses on derivative financial instruments	523	813	(191)
Change in unrealized foreign currency translation adjustments	39	(6)	11
Change in minimum pension liability adjustment	461	(737)	(83)

Balance, end of year	2,756	1,733	1,663

Total shareholders' equity	$20,565	$17,438	$17,196

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2003	2002	2001
Cash flows from operating activities
Net income	$2,705	$1,134	$1,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(3)	(62)	(106)
Realized capital gains and losses	(196)	924	352
Cumulative effect of change in accounting principle	15	331	9
Interest credited to contractholder funds	1,846	1,764	1,733
Changes in:
Policy benefit and other insurance reserves	1,127	331	(352)
Unearned premiums	546	617	375
Deferred policy acquisition costs	(414)	(309)	(331)
Premium installment receivables	(284)	(99)	(174)
Reinsurance recoverables	(227)	(190)	(159)
Income taxes payable	582	66	(352)
Other operating assets and liabilities	(6)	(89)	132

Net cash provided by operating activities	5,691	4,418	2,285

Cash flows from investing activities
Proceeds from sales
Fixed income securities	20,298	17,700	22,818
Equity securities	2,700	3,892	4,059
Investment collections
Fixed income securities	6,652	5,447	4,566
Mortgage loans	733	603	384
Investment purchases
Fixed income securities	(35,627)	(31,553)	(30,957)
Equity securities	(3,351)	(3,138)	(3,895)
Mortgage loans	(1,175)	(927)	(1,492)
Change in short-term investments, net	419	(440)	400
Change in other investments, net	56	(348)	(51)
Purchases of property and equipment, net	(169)	(239)	(186)

Net cash used in investing activities	(9,464)	(9,003)	(4,354)

Cash flows from financing activities
Change in short-term debt, net	(276)	52	8
Proceeds from issuance of long-term debt	410	599	559
Repayment of long-term debt	(332)	(338)	(3)
Redemption of mandatorily redeemable preferred securities of a subsidiary trust	—	—	(550)
Contractholder fund deposits	10,373	9,484	7,970
Contractholder fund withdrawals	(5,794)	(4,036)	(4,701)
Dividends paid	(633)	(582)	(535)
Treasury stock purchases	(153)	(446)	(721)
Other	82	51	83

Net cash provided by financing activities	3,677	4,784	2,110

Net (decrease) increase in cash	(96)	199	41
Cash at beginning of year	462	263	222

Cash at end of year	$366	$462	$263

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     General

Basis of presentation

        The accompanying consolidated financial statements include the accounts of The Allstate Corporation and its wholly owned subsidiaries, primarily Allstate Insurance Company ("AIC"), a property-liability insurance company with various property-liability and life and investment subsidiaries, including Allstate Life Insurance Company ("ALIC") (collectively referred to as the "Company" or "Allstate"). These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany accounts and transactions have been eliminated.

        To conform to the 2003 presentation, certain amounts in the prior years' consolidated financial statements and notes have been reclassified.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Nature of operations

        Allstate is engaged, principally in the United States and Canada, in the property-liability insurance, life insurance and investment product businesses. Allstate's primary business is the sale of private passenger auto and homeowner's insurance. The Company also sells a variety of other personal property and casualty insurance products, life insurance, investment and retirement products, and selected commercial property and casualty coverages. Allstate primarily distributes its products through approximately 12,900 exclusive agencies and financial specialists and approximately 14,200 independent agencies.

        The Allstate Protection segment principally sells private passenger auto and homeowner's insurance, with earned premiums accounting for approximately 77% of Allstate's 2003 consolidated revenues. Allstate was the country's second largest insurer for both private passenger auto and homeowners insurance in 2002. Allstate Protection, through a variety of companies, is authorized to sell certain property-liability products in all 50 states, the District of Columbia and Puerto Rico. The Company is also authorized to sell certain insurance products in Canada. For 2003, the top geographic locations for premiums earned by the Allstate Protection segment were Texas, California, New York and Florida. No other jurisdiction accounted for more than 5% of premiums earned for Allstate Protection.

        Allstate has exposure to catastrophes, an inherent risk of the property-liability insurance business, which have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company's results of operations and financial position (see Note 7). The Company also has exposure to environmental and asbestos claims and other discontinued lines exposures (see Note 13).

        The Allstate Financial segment markets a diversified portfolio of retail and institutional products to meet customers' needs in the areas of financial protection, savings and retirement through a variety of distribution channels. The retail products include term life; permanent life such as whole life, interest-sensitive life, variable life, and single premium life; fixed annuities such as traditional deferred annuities, market value adjusted annuities, equity-indexed annuities, treasury-linked annuities and immediate annuities; variable annuities; and other protection products such as long-term care, accidental death, hospital indemnity, and disability income insurance. Institutional products primarily include funding agreements sold to qualified investors.

        Allstate Financial, through a variety of companies, is authorized to sell life insurance and investment products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. For 2003, the top geographic locations for statutory premiums and annuity considerations for the Allstate Financial segment were Delaware, California, New York, Florida, Texas, and Pennsylvania. No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations for Allstate Financial. Allstate Financial distributes its products through a variety of distribution channels including Allstate exclusive agencies, independent agents (including master brokerage agencies), financial institutions and broker/dealers. Although the Company currently benefits from agreements with financial services entities that market and distribute its products, change in control of these non-affiliated entities could negatively impact Allstate Financial's sales.

        The Company monitors economic and regulatory developments that have the potential to impact its business. Federal legislation has allowed banks and other financial organizations to have greater participation in the securities and insurance businesses. This legislation may result in an increased level of competition for sales of the Company's products. Furthermore, state and federal laws and regulations affect the taxation of insurance companies and life insurance and annuity products. Congress and various state legislatures have considered proposals that, if enacted, could impose a greater tax burden on the Company or could have an adverse impact on the tax treatment of some insurance products offered by the Company, including favorable policyholder tax treatment currently applicable to life insurance and annuities. Recent legislation that reduced the federal income tax rates applicable to certain dividends and capital gains realized by individuals, or other proposals, if adopted, that reduce the taxation, or permit the establishment, of certain products or investments that may compete with life insurance or annuities could have an adverse effect on the Company's financial position or ability to sell such products. In addition, recent changes in the federal estate tax laws have negatively affected the demand for the types of life insurance used in estate planning.

2.     Summary of Significant Accounting Policies

Investments

        Fixed income securities include bonds, mortgage-backed and asset-backed securities, and redeemable preferred stocks. Fixed income securities are carried at fair value and may be sold prior to their contractual maturity ("available for sale"). The fair value of publicly traded fixed income securities is based upon independent market quotations. The fair value of non-publicly traded securities is based on either widely accepted pricing valuation models which use internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs or independent third party pricing sources. The valuation models use indicative information such as ratings, industry, coupon, and maturity along with related third party data and publicly traded bond prices to determine security specific spreads. These spreads are then adjusted for illiquidity based on historical analysis and broker surveys. Periodic changes in fair values, net of deferred income taxes, certain life and annuity deferred policy acquisition costs, and certain reserves for life-contingent contract benefits, are reflected as a component of other comprehensive income. Cash received from calls, principal payments and make-whole payments is reflected as a component of proceeds from sales. Cash received from maturities and pay-downs is reflected as a component of investment collections.

        Equity securities include common and non-redeemable preferred stocks, real estate investment trust equity investments, and limited partnership interests. Common and non-redeemable preferred stocks and real estate investment trust equity investments are classified as available for sale and are carried at fair value if independent market quotations are available. If independent market quotations are not available, these securities are carried at cost. The difference between cost and fair value, net of deferred income taxes, is reflected as a component of accumulated other comprehensive income.

Investments in limited partnership interests are accounted for in accordance with the equity method of accounting except for instances in which the Company's interest is so minor that it exercises virtually no influence over operating and financial policies, in which case, the Company applies the cost method of accounting.

        Mortgage loans are carried at outstanding principal balances, net of unamortized premium or discount and valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. Valuation allowances for impaired loans reduce the carrying value to the fair value of the collateral or the present value of the loan's expected future repayment cash flows discounted at the loan's original effective interest rate.

        Short-term investments are carried at cost or amortized cost that approximates fair value, and generally include the reinvestment of collateral received in connection with certain securities included in repurchase, resale and lending activities and derivative transactions. For these transactions, the Company records an offsetting liability in other liabilities and accrued expenses for the Company's obligation to repay the collateral. Other investments, which consist primarily of policy loans, are carried at the unpaid principal balances.

        Investment income consists primarily of interest and dividends, net investment income from partnership interests and income for certain derivative transactions. Interest is recognized on an accrual basis and dividends are recorded at the ex-dividend date. Interest income on mortgage-backed and asset-backed securities is determined using the effective yield method, based on estimated principal repayments. Interest income on certain beneficial interests in securitized financial assets is determined using the prospective yield method, based upon projections of expected future cash flows. Income from investments in partnership interests, accounted for on the cost basis, is recognized upon receipt of amounts distributed by the partnerships as income. Accrual of income is suspended for fixed income securities and mortgage loans that are in default or when the receipt of interest payments is in doubt.

        Realized capital gains and losses include gains and losses on investment dispositions, write-downs in value due to other than temporary declines in fair value and changes in the fair value of certain derivatives including related periodic and final settlements. Realized capital gains and losses on investment dispositions are determined on a specific identification basis.

        The Company writes down, to fair value, any fixed income or equity security that is classified as other than temporarily impaired in the period the security is deemed to be other than temporarily impaired.

Derivative and embedded derivative financial instruments

        The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", as of January 1, 2001. The impact of SFAS No. 133 and SFAS No. 138 (the "statements") to the Company was a loss of $9 million, after-tax, and is reflected as a cumulative effect of a change in accounting principle on the Consolidated Statements of Operations for the year ended December 31, 2001.

        Derivative financial instruments include swaps, futures, options, interest rate caps and floors, warrants, certain forward contracts for purchases of to-be-announced ("TBA") mortgage securities, certain investment risk transfer reinsurance agreements, forward sale commitments and certain bond forward purchase commitments, mortgage funding commitments and mortgage forward sale commitments. Derivatives that are required to be separated from the host instrument and accounted for as derivative financial instruments ("subject to bifurcation") are embedded in convertible and other fixed income securities, equity-indexed life and annuity contracts, certain variable life and annuity contracts, modified coinsurance contracts and trust preferred securities issued (see Note 6).

        All derivatives are accounted for on a fair value basis and reported as other investments, other assets, other liabilities and accrued expenses or contractholder funds. Embedded derivative instruments subject to bifurcation are also accounted for on a fair value basis and are reported together with the host contract. The change in the fair value of derivatives embedded in assets and subject to bifurcation is reported in realized capital gains and losses. The change in the fair value of derivatives embedded in liabilities and subject to bifurcation is reported in life and annuity contract benefits or realized capital gains and losses.

        When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges. The hedged item may be either all or a specific portion of a recognized asset, liability or an unrecognized firm commitment attributable to a particular risk. At the inception of the hedge, the Company formally documents the hedging relationship and risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the methodology used to assess how effective the hedging instrument is in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk, or in the case of a cash flow hedge, the exposure to changes in the hedged item's or transaction's variability in cash flows attributable to the hedged risk. The Company does not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, the Company confirms that the hedging instrument continues to be highly effective in offsetting the hedged risk. Ineffectiveness in fair value hedges and cash flow hedges is reported in realized capital gains and losses. For the years ended December 31, 2003, 2002 and 2001, the hedge ineffectiveness reported as realized capital gains and losses amounted to gains of $9 million, losses of $15 million and gains of $6 million, respectively.

        Fair value hedges    The Company designates certain of its interest rate and foreign currency swap contracts and certain investment risk transfer reinsurance agreements as fair value hedges when the hedging instrument is highly effective in offsetting the risk of changes in the fair value of the hedged item.

        For hedging instruments used in fair value hedges, when the hedged items are investment assets or a portion thereof, the change in the fair value of the derivatives is reported in net investment income, together with the change in the fair value of the hedged items. The change in the fair value of hedging instruments used in fair value hedges of contractholder funds liabilities or a portion thereof are reported in life and annuity contract benefits, together with the change in the fair value of the hedged item. Accrued periodic settlements on swaps are reported together with the changes in fair value of the swaps in net investment income, life and annuity contract benefits or interest expense. The book value of the hedged asset or liability is adjusted for the change in the fair value of the hedged risk.

        Cash flow hedges    The Company designates certain of its foreign currency swap contracts and bond forward commitments as cash flow hedges when the hedging instrument is highly effective in offsetting the exposure of variations in cash flows for the hedged risk that could affect net income. The Company's cash flow exposure may be associated with an existing asset, liability, or a forecasted transaction. Anticipated transactions must be probable of occurrence and their significant terms and specific characteristics must be identified.

        For hedging instruments used in cash flow hedges, the changes in fair value of the derivatives are reported in accumulated other comprehensive income. Amounts are reclassified to net investment income or realized capital gains and losses as the hedged transaction affects net income or when the forecasted transaction affects net income. Accrued periodic settlements on derivatives used in cash flow hedges are reported in net investment income. The amount reported in accumulated other comprehensive income for a hedged transaction is limited to the lesser of the cumulative gain or loss on the derivative less the amount reclassified to net income; or the cumulative gain or loss on the derivative needed to offset the cumulative change in the expected future cash flows on the hedged transaction from inception of the hedge less the derivative gain or loss previously reclassified from accumulated other comprehensive income to net income. If the Company expects at any time that the loss reported in accumulated other comprehensive income would lead to a net loss on the combination of the hedging instrument and the hedged transaction which may not be recoverable, a loss is recognized immediately in realized capital gains and losses. If an impairment loss is recognized on an asset or an additional obligation is incurred on a liability involved in a hedge transaction, any offsetting gain in accumulated other comprehensive income is reclassified and reported together with the impairment loss or recognition of the obligation.

        Termination of hedge accounting    If, subsequent to entering into a hedge transaction, the derivative becomes ineffective (including if the hedged item is sold or otherwise extinguished, the occurrence of a hedged forecasted transaction is no longer probable, or the hedged asset becomes impaired), the Company may terminate the derivative position. The Company may also terminate derivative instruments or redesignate them as non-hedge as a result of other events or circumstances. If the derivative financial instrument is not terminated when a fair value hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a fair value hedge is no longer effective, is redesignated as a non-hedge, or for which the derivative has been terminated, the gain or loss recognized on the item being hedged and used to adjust the book value of the asset, liability or portion thereof is amortized over the remaining life of the hedged item to net investment income or life and annuity contract benefits, beginning in the period that hedge accounting is no longer applied. If the hedged item of a fair value hedge is an asset which has become impaired, the adjustment made to the book value of the asset is subject to the accounting policies applied to impaired assets. When a derivative financial instrument used in a cash flow hedge of an existing asset or liability is no longer effective or is terminated, the gain or loss recognized on the derivative is reclassified from accumulated other comprehensive income to net income as the hedged risk impacts net income, beginning in the period hedge accounting is no longer applied or the derivative instrument is terminated. If the derivative financial instrument is not terminated when a cash flow hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a derivative financial instrument used in a cash flow hedge of a forecasted transaction is terminated because the forecasted transaction is no longer probable, or if the cash flow hedge is no longer effective, the gain or loss recognized on the derivative is reclassified from accumulated other comprehensive income to realized capital gains and losses in the period that hedge accounting is no longer applied.

        Non-hedge derivative financial instruments    The Company also has certain derivatives that are used in interest rate, equity price and credit risk management strategies for which hedge accounting is not applied. These derivatives primarily consist of indexed instruments, certain interest rate swap agreements and financial futures contracts, interest rate cap and floor agreements, certain forward contracts for TBA mortgage securities and credit default swaps. Based upon the type of derivative instrument and strategy, the income statement effects of these derivatives are reported in a single line item, generally with the results of the associated risk. Therefore, the derivatives' fair value gains and losses and accrued periodic settlements are recognized together in one of the following during the reporting period: net investment income, realized capital gains and losses, operating costs and expenses or life and annuity contract benefits.

Security repurchase and resale and securities loaned

        Securities purchased under agreements to resell and securities sold under agreements to repurchase, including a mortgage dollar roll program, are treated as financing arrangements and the related obligations to return the collateral are carried at the amounts at which the securities will be subsequently resold or reacquired, including accrued interest, as specified in the respective agreements. The Company's policy is to take possession or control of securities purchased under agreements to resell. Assets to be repurchased are the same, or substantially the same, as the assets transferred and the transferor, through the right of substitution, maintains the right and ability to redeem the collateral on short notice. The market value of securities to be repurchased or resold is monitored, and additional collateral is obtained, where appropriate, to protect against credit exposure.

        Securities loaned are treated as financing arrangements and the collateral received is recorded in short-term investments, fixed income securities and other liabilities and accrued expenses. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of domestic and foreign securities, respectively. The Company monitors the market value of securities loaned on a daily basis and obtains additional collateral as necessary. Substantially all of the Company's securities loaned are on loan with large brokerage firms.

        Security repurchase and resale agreements and securities lending transactions are used to generate net investment income. The cash received from repurchase and resale agreements also provides a source of liquidity. These instruments are short-term in nature (usually 30 days or less) and are collateralized principally by U.S. Government and mortgage-backed securities. The carrying values of these instruments approximate fair value because of their relatively short-term nature.

Recognition of premium revenues and contract charges, and related benefits and interest credited

        Property-liability premiums are deferred and earned on a pro-rata basis over the terms of the policies. The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums. Premium installment receivables, net, include premiums written and not yet collected. The Company regularly evaluates premium installment receivables and establishes valuation allowances as appropriate. The valuation allowance for uncollectible premium installment receivables was $44 million and $51 million at December 31, 2003 and 2002, respectively.

        Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Premiums from these products are recognized as revenue when due. Benefits are recognized in relation to such revenue so as to result in the recognition of profits over the life of the policy and are reflected in life and annuity contract benefits.

        Immediate annuities with life contingencies, including certain structured settlement annuities, provide insurance protection over a period that extends beyond the period during which premiums are collected. Gross premiums in excess of the net premium on immediate annuities with life contingencies are deferred and recognized over the contract period. Contract benefits are recognized in relation to such revenue so as to result in the recognition of profits over the life of the policy.

        Interest-sensitive life contracts, such as universal life and single premium life, are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and any amounts assessed against the contractholder account balance. Premiums from these contracts are reported as contractholder fund deposits. Contract charges consist of fees assessed against the contractholder account balance for cost of insurance (mortality risk), contract administration and early surrender.

These revenues are recognized when assessed against the contractholder account balance. Life and annuity contract benefits include life-contingent benefit payments in excess of the contractholder account balance.

        Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed annuities, including market value adjusted annuities, equity-indexed annuities and immediate annuities without life contingencies, certain guaranteed investment contracts ("GICs") and funding agreements are considered investment contracts. Deposits received for such contracts are reported as contractholder fund deposits. Contract charges for investment contracts consist of fees assessed against the contractholder account balance for contract administration and early surrender. These revenues are recognized when assessed against the contractholder account balance.

        Interest credited to contractholder funds represents interest accrued or paid for interest-sensitive life contracts and investment contracts. Crediting rates for certain fixed annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates. Crediting rates for indexed annuities and indexed life products are based on a specified interest rate index, such as LIBOR, or an equity index, such as the S&P 500.

        Separate accounts products include variable annuities and variable life insurance contracts. The assets supporting these products are legally segregated and available only to settle separate accounts contract obligations. Deposits received are reported as separate accounts liabilities. Contract charges for these products consist of fees assessed against the contractholder account values for contract maintenance, administration, mortality, expense and early surrender. Contract benefits incurred include guaranteed minimum death benefits paid on variable annuity contracts.

Deferred policy acquisition costs

        Costs that vary with and are primarily related to acquiring property-liability insurance, life insurance and investment business are deferred and recorded as deferred policy acquisition costs ("DAC"). These costs are principally agents' and brokers' remuneration, premium taxes, inspection costs, certain underwriting costs and direct mail solicitation expenses. All other acquisition expenses are charged to operations as incurred and included in operating costs and expenses on the Consolidated Statements of Operations. DAC associated with property-liability insurance is amortized to income as premiums are earned, and is included in amortization of deferred policy acquisition costs on the Consolidated Statements of Operations. Future investment income is considered in determining the recoverability of DAC. DAC associated with life insurance and investment business is periodically reviewed for recoverability and written down when necessary.

        For traditional life insurance and other premium paying contracts, such as immediate annuities with life contingencies and limited payment contracts, DAC is amortized in proportion to the estimated revenues on such business. Assumptions used in amortization of DAC and reserve calculations are determined based upon conditions as of the date of policy issue and are generally not revised during the life of the policy. Any deviations from projected business in force, resulting from actual policy terminations differing from expected levels, and any estimated premium deficiencies change the rate of amortization in the period such events occur. Generally, the amortization period for these contracts approximates the estimated lives of the policies.

        For internal exchanges of traditional life insurance and immediate annuities with life contingencies, the unamortized balance of costs previously deferred under the original contracts are charged to income. The new costs associated with the exchange are deferred and amortized to income.

        For interest-sensitive life, variable annuities and investment contracts, DAC is amortized in proportion to the incidence of the present value of estimated gross profits ("EGP") on such business over the estimated lives of the contracts. Generally, the amortization period ranges from 15-30 years; however, estimates of customer surrender rates result in the majority of deferred costs being amortized over the surrender charge period. The rate of amortization during this term is matched to the pattern of EGP. EGP consists of the following components: margins from mortality including guaranteed minimum death and income benefits; contract administration, surrender and other contract charges, less maintenance expenses; and investment margin, including realized capital gains and losses.

        DAC amortization for variable annuity and life contracts is significantly impacted by the return on the underlying funds. The Company's long-term expectation of separate accounts fund performance after fees is approximately 8%, which is consistent with its pricing assumptions. Whenever actual separate accounts fund performance based on the two most recent years varies from the 8% expectation, the Company projects performance levels over the next five years such that the mean return over that seven year period equals the long-term 8% expectation. This approach is commonly referred to as "reversion to the mean" and is commonly used by the life insurance industry as an appropriate method for amortizing variable annuity and life DAC. In applying the reversion to the mean process, the Company does not allow the future rates of return after fees projected over the five-year period to exceed 12.75% or fall below 0%. The Company periodically evaluates the utilization of this process to determine that it is reasonably possible that variable annuity and life fund performance will revert to the expected long-term mean within this time horizon.

        Changes in the amount or timing of the incidence of EGP result in adjustments to the cumulative amortization of DAC. All such adjustments are reflected in the current results of operations.

        The Company performs quarterly reviews of DAC recoverability for interest-sensitive life, variable annuities and investment contracts in the aggregate using current assumptions. If a change in the amount of EGP is significant, it could result in the unamortized DAC not being recoverable, resulting in a charge which is included as a component of amortization of deferred policy acquisition costs on the Consolidated Statements of Operations.

        The cost assigned to the right to receive future cash flows from certain business purchased from other insurers is also classified as deferred policy acquisition costs in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the life of the contracts acquired. These costs are amortized as profits emerge over the life of the acquired business and are periodically evaluated for recoverability. Present value of future profits was $182 million and $236 million at December 31, 2003 and 2002, respectively. Amortization expense on present value of future profits was $55 million, $49 million, and $63 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Reinsurance recoverables

        In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance from reinsurers (see Note 9). The amounts reported in the Consolidated Statements of Financial Position include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on incurred losses that have not yet been paid. Reinsurance recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contract.

Insurance liabilities are reported gross of reinsurance recoverables. Prepaid reinsurance premiums are deferred and reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company's primary liability under the policies written. Therefore, the Company regularly evaluates reinsurers and amounts recoverable and establishes allowances for uncollectible reinsurance as appropriate.

Goodwill

        Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. The Company adopted the provisions of SFAS No. 142, "Goodwill and other Intangible Assets", effective January 1, 2002. The statement eliminates the requirement to amortize goodwill and requires that goodwill and separately identified intangible assets with indefinite lives be evaluated for impairment on an annual basis (or more frequently if impairment indicators arise) on a fair value basis.

        Had Allstate adopted the non-amortization provisions on January 1, 2001, net income and the related basic and diluted per share amounts for the year ended December 31, 2001 would have been as follows:

		Net income per share
(in millions, except per share data)	Net income	Basic	Diluted
As reported in the prior year	$1,158	$1.61	$1.60
Add: goodwill amortization, after-tax	49	0.07	0.07

Adjusted to include the impact of the non-amortization provisions of SFAS No. 142	$1,207	$1.68	$1.67

        Had Allstate adopted the non-amortization provisions on January 1, 2001, income before dividends on preferred securities of subsidiary trusts and cumulative effect of change in accounting principle ("income from operations") and the related basic and diluted per share amounts for the year ended December 31, 2001 would have been as follows:

		Income from operations per share
	Income from operations
(in millions, except per share data)		Basic	Diluted
As reported in the prior year	$1,212	$1.68	$1.68
Add: goodwill amortization, after-tax	49	0.07	0.07

Adjusted to include the impact of the non-amortization provisions of SFAS No. 142	$1,261	$1.75	$1.75

        During the second quarter of 2002, the Company completed its initial goodwill impairment test and recorded a $331 million after-tax impairment charge, which is reflected as a cumulative effect of a change in accounting principle on the Consolidated Statements of Operations. The impairment relates to goodwill arising from the Company's purchase of American Heritage Life Investment Corporation ("AHL") in 1999 and Pembridge, Inc. in 1998 and is the result of the Company adopting the fair value-based approach to goodwill impairment testing required by SFAS No. 142.

        The Company annually tests goodwill for impairment and uses several widely accepted valuation techniques, including discounted cash flow and market multiple and trading multiple analyses, to estimate the fair value of its SFAS No. 142 reporting units. Goodwill impairment testing indicated no impairment at December 31, 2003. In 2003, the Company's reporting units changed as a result of further integration of previously acquired businesses.

Property and equipment

        Property and equipment is carried at cost less accumulated depreciation. Included in property and equipment are capitalized costs related to computer software licenses and software developed for internal use. These costs generally consist of certain external, payroll and payroll related costs. Property and equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years for equipment and 40 years for real property. Certain facilities and equipment held under capital and synthetic leases are classified as property and equipment and amortized using the straight-line method over the lease terms with the related obligations recorded as liabilities. Lease amortization is included in depreciation expense included in operating costs and expenses. Accumulated depreciation on property and equipment was $1.37 billion and $1.26 billion at December 31, 2003 and 2002, respectively. Depreciation expense on property and equipment was $225 million, $205 million, and $201 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Income taxes

        The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are unrealized capital gains and losses on certain investments, insurance reserves, unearned premiums, deferred policy acquisition costs and employee benefits. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized.

Separate Accounts

        The Company issues variable annuities, variable life insurance contracts and certain GICs, the assets and liabilities of which are legally segregated and recorded as assets and liabilities of the separate accounts. The assets of the separate accounts are carried at fair value. Separate accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore, are not included in the Company's Consolidated Statements of Operations. Revenues to the Company from the separate accounts consist of contract charges for maintenance and administration services, mortality, early surrender and expenses and are reflected in life and annuity premiums and contract charges. Deposits to the separate accounts are not included in consolidated cash flows.

        Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives.

Reserves for property liability insurance claims and claims expense and life-contingent contract benefits

        The reserve for property-liability claims and claims expense is the estimated amount necessary to settle both reported and unreported claims of insured property-liability losses, based upon the facts in each case and the Company's experience with similar cases. Estimated amounts of salvage and subrogation are deducted from the reserve for claims and claims expense. The establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain process. Reserve estimates are regularly reviewed and updated, using the most current information available. Any resulting reestimates are reflected in current operations (see Note 7).

        The reserve for life-contingent contract benefits, which relates to traditional life insurance and immediate annuities with life contingencies, is computed on the basis of long-term actuarial assumptions as to future investment yields, mortality, morbidity, terminations and expenses. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Detailed reserve assumptions and reserve interest rates are outlined in Note 8. To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, the related increase in reserves for certain immediate annuities with life contingencies is recorded net of tax as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

Contractholder funds

        Contractholder funds arise from the issuance of interest-sensitive life policies and investment contracts and from net deposits of Allstate Bank, a wholly-owned subsidiary of the Company. Deposits received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, mortality charges and administrative expenses. Detailed information on crediting rates and surrender and withdrawal provisions on contractholder funds are outlined in Note 8.

Deferred compensation expense

        Deferred compensation expense represents the remaining unrecognized cost of shares acquired by the Allstate Employee Stock Ownership Plan ("ESOP") to pre-fund a portion of the Company's contribution to The Savings and Profit Sharing Plan of Allstate Employees and the unrecognized cost associated with the restricted shares granted under equity incentive plans for Allstate employees (see Note 17). A detailed description of the ESOP and the impacts on the consolidated financial statements is included in Note 16.

Off-balance-sheet financial instruments

        Commitments to invest, commitments to purchase private placement securities, commitments to extend mortgage loans, financial guarantees and credit guarantees have off-balance-sheet risk because their contractual amounts are not recorded in the Company's Consolidated Statements of Financial Position. The contractual amounts and fair values of these instruments are outlined in Note 6.

Foreign currency translation

        The local currency of the Company's foreign subsidiaries is deemed to be the functional currency in which these subsidiaries operate. The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of a reporting period for assets and liabilities and at average exchange rates during the period for results of operations. The unrealized gains and losses from the translation of the net assets are recorded as unrealized foreign currency translation adjustments and included in accumulated other comprehensive income in the Consolidated Statements of Financial Position. Changes in unrealized foreign currency translation adjustments are included in other comprehensive income. Gains and losses from foreign currency transactions are reported in operating costs and expenses and have not been significant.

Earnings per share

        Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on weighted average number of common and dilutive potential common shares outstanding. For Allstate, dilutive potential common shares consist of outstanding stock options.

        The computation of basic and diluted earnings per share for the years ended December 31, are presented in the following table.

(in millions, except per share data)	2003	2002	2001
Numerator (applicable to common shareholders):
Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	$2,725	$1,475	$1,212
Dividends on preferred securities of subsidiary trusts	(5)	(10)	(45)
Cumulative effect of change in accounting principle, after-tax	(15)	(331)	(9)

Net income applicable to common shareholders	$2,705	$1,134	$1,158

Denominator:
Weighted average common shares outstanding	703.5	707.1	720.2
Effect of potential dilutive securities:
Stock options	2.7	2.8	3.1

	2.7	2.8	3.1

Weighted average common and dilutive potential common shares outstanding	706.2	709.9	723.3

Earnings per share—Basic:
Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	$3.87	$2.08	$1.68
Dividends on preferred securities of subsidiary trusts	—	(0.01)	(0.06)
Cumulative effect of change in accounting principle, after-tax	(0.02)	(0.47)	(0.01)

Net income applicable to common shareholders	$3.85	$1.60	$1.61

Earnings per share—Diluted:
Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	$3.85	$2.07	$1.67
Dividends on preferred securities of subsidiary trusts	—	(0.01)	(0.06)
Cumulative effect of change in accounting principle, after-tax	(0.02)	(0.46)	(0.01)

Net income applicable to common shareholders	$3.83	$1.60	$1.60

        Options to purchase 8.7 million, 9.0 million, and 9.2 million Allstate common shares, with exercise prices ranging from $36.99 to $50.72, $37.06 to $50.72, and $37.91 to $50.72, were outstanding at December 31, 2003, 2002, and 2001, respectively, but were not included in the computation of diluted earnings per share since inclusion of those options would have an anti-dilutive effect as the options' exercise prices exceeded the average market price of Allstate common shares in those years.

Adopted accounting standards

Statement on Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation" ("SFAS No. 148")

        In December 2002, the FASB issued SFAS No. 148 which amends SFAS No. 123, "Accounting for Stock-Based Compensation". The amendment enabled companies that choose to adopt the fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption. The statement sets forth clearer and more prominent disclosures about the cost of employee stock options and increased the frequency of those disclosures to include publication in quarterly financial statements. Beginning January 1, 2003, the Company began expensing the fair value of all stock options granted on or after January 1, 2003. The Company recognized $9 million, after-tax, expense associated with stock options granted during the twelve months ended December 31, 2003.

FASB Interpretation No. 46 and 46R, "Consolidation of Variable Interest Entities" ("FIN 46" and "FIN 46R")

        In January 2003, the FASB issued FIN 46, which addressed whether certain types of entities, referred to as variable interest entities ("VIEs"), should be consolidated in a company's financial statements. A VIE is an entity in which the equity investors lack certain essential characteristics of a controlling financial interest or that lacks sufficient equity to finance its own activities without financial support provided by other entities. A company must consolidate a VIE if it has a variable interest that will absorb a majority of the expected losses if they occur, receive a majority of the entity's expected returns, or both.

        In December 2003, the FASB issued FIN 46R to clarify and revise a number of key elements of FIN 46 including the definition of a VIE and the treatment of fees paid to decision makers.

        The application of FIN 46 was required for VIEs created on or after February 1, 2003. For VIEs existing prior to that date, the effective date of the interpretation was delayed through the issuance of FASB Staff Position ("FSP") FIN 46-6, until the end of the first interim or annual period ending after December 15, 2003. However, the early adoption of FIN 46 was permitted for some or all of a reporting entity's affected VIEs. The adoption of FIN 46R is required by the end of the first reporting period ending after December 15, 2003 for VIEs considered to be special-purpose entities.

        The Company elected to adopt FIN 46 as of July 1, 2003 for its existing VIEs with the exception of two VIEs used to manage assets on behalf of unrelated third party investors. FIN 46 was adopted as of December 31, 2003 for those remaining VIEs subsequent to the issuance of FIN 46R.

        The impact of adopting FIN 46 as of July 1, 2003 for certain VIEs was as follows:

  •
  The Company was determined to be the primary beneficiary of a VIE used to acquire a headquarters office building and up to 38 automotive collision repair stores resulting in the consolidation of this VIE as of July 1, 2003. The initial impact of consolidation was to increase property and equipment, net and long-term debt by $102 million in the third quarter of 2003. Beginning in the third quarter of 2003, payments to the VIE previously reported as operating costs and expenses were classified as interest expense.

  •
  The Company issues funding agreements to a Special Purpose Entity ("SPE") (which is considered a VIE under FIN 46) used to issue Global Medium Term Notes ("GMTNs") to unrelated third parties. The GMTNs and certain equity interests issued by the SPE, to the extent they are exposed to all the risks and rewards of owning the funding agreements that collateralize the GMTNs, are considered variable interests in a VIE. Because the Company owns none of the variable interests issued by the VIE, it is not required to consolidate the VIE and will continue to classify funding agreements issued to the VIE as a component of contractholder funds.

  •
  Consistent with the GMTN program, the Company's Euro Medium Term Notes ("EMTNs") program no longer requires consolidation. The impact of deconsolidating the EMTNs was the recognition of the funding agreements issued to the VIE as a component of contractholder funds, which is consistent with the previous accounting for this program.

  •
  The Company issued junior subordinated debentures ("debentures") to a VIE which used the debentures as collateral to issue $200 million of mandatorily redeemable preferred securities of subsidiary trust ("trust preferred securities") to unrelated third party investors. Because the Company owns none of the variable interests issued by the VIE it is not required to consolidate the VIE. The sole assets of the VIE are the debentures issued by the Company with repayment terms identical to the trust preferred securities. Previously, the trust preferred securities were reported in the Consolidated Statements of Financial Position as mandatorily redeemable preferred securities of subsidiary trust and the dividends were reported in the Consolidated Statements of Operations as dividends on preferred securities of subsidiary trust. The impact of deconsolidation was to increase long-term debt and decrease mandatorily redeemable preferred securities of subsidiary trust by $200 million. Beginning in the third quarter of 2003, interest on the junior debentures was recognized as interest expense and the Company no longer reported dividends on preferred securities of subsidiary trust.

  •
  The Company was determined to be the primary beneficiary of a previously unconsolidated investment transaction considered to be a VIE under FIN 46. Accordingly, the VIE was consolidated as of July 1, 2003. As a result of consolidating the investment transaction, the Company's consolidated balance sheet as of September 30, 2003 included $50 million of assets classified as investments and long-term debt of $44 million. The holders of the consolidated long-term debt have no recourse to the equity of the Company as the sole source of payment of the liabilities is the assets of the VIE.

  •
  The issuance of FIN 46R had no impact on the initial application of FIN 46 to the VIEs described above.

        The impact of applying FIN 46R as of December 31, 2003 for the remaining VIEs was as follows:

  •
  The Company was determined to be the primary beneficiary of two previously unconsolidated VIEs used to hold assets under the management of an affiliate on behalf of third-party investors ("investment management VIEs"). Accordingly, the investment management VIEs were consolidated as of December 31, 2003. As a result, the Company recognized a cumulative effect adjustment gain of approximately $3 million, after-tax. In addition, the Company's Consolidated Statements of Financial Position as of December 31, 2003 includes $725 million of assets ($663 million of which are classified as investments) and long-term debt of $691 million. Despite the consolidation of the debt issued by the investment management VIEs, those investors have no recourse to the equity of the Company as the sole source of payment of the liabilities is the assets of the investment management VIEs. Allstate's maximum loss exposure related to its investment in the investment management VIEs is the current carrying value of its equity investment, which totaled $12 million at December 31, 2003. The impact to the Company's debt-to-equity ratio from the consolidation of these investment management VIEs is an increase of approximately 3.4 percentage points. This increase does not affect the Company's compliance with existing debt covenants.

        Subsequent to December 31, 2003 the Company disposed of a portion of its equity investment in one of the consolidated investment management VIEs. This action triggered, under FIN 46R, a reconsideration of whether the Company remains the primary beneficiary of the VIE. After such reconsideration, the Company determined it is no longer the primary beneficiary of the affected investment management VIE, and accordingly, this VIE will be deconsolidated as of the disposition date in the first quarter of 2004.

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149")

        In April 2003, the FASB issued SFAS No. 149, which amends, clarifies and codifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and used for hedging activities under SFAS No. 133. While this statement applies primarily to certain derivative contracts and embedded derivatives entered into or modified after June 30, 2003, it also codifies conclusions previously reached by the FASB at various dates on certain implementation issues. The impact of adopting the provisions of the statement was not material to the Company's Consolidated Statements of Operations or Financial Position.

Derivatives Implementation Group Statement 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments"("Implementation Issue B36")

        In April 2003, the FASB issued Implementation Issue B36, which became effective October 1, 2003. Implementation Issue B36 was applied to one of the Company's modified coinsurance agreements, and as a result, the embedded derivative was bifurcated from the agreement and marked to market value at October 1, 2003. The effect of adopting Implementation Issue B36 was the recognition of a loss of $17 million, after-tax, which is reflected as a cumulative effect of a change in accounting principle on the Consolidated Statements of Operations.

Pending accounting standards

Statement of Position 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP No. 03-01")

        In July 2003, the American Institute of Certified Public Accountants issued SOP 03-01, which applies to several of the Company's insurance products and product features. The effective date of the SOP is for fiscal years beginning after December 15, 2003. A provision of the SOP requires the establishment of reserves in addition to the account balance for contracts containing certain features that provide guaranteed death or other insurance benefits and guaranteed income benefits. These reserves are not currently established by the Company. Recently, the Company implemented new actuarial models that permitted determination of the estimated impact on the Consolidated Statements of Operations. Based on the Company's application of the estimation methodologies set forth in the SOP, the estimated after-tax impact of adopting the SOP on the Consolidated Statements of Operations, including the related impact on deferred acquisition costs, is in the range of $150 million to $200 million as of January 1, 2004, based on market conditions that existed at December 31, 2003.

FASB Staff Position No. FAS 106-1—Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FSP FAS 106-1")

        In January 2004, the FASB issued FSP FAS 106-1 to address the accounting implications of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act"). The Act, which was signed into law on December 8, 2003, provides, among other things, a federal subsidy to plan sponsors who maintain postretirement health care plans ("plans") that provide prescription drug benefits and meet certain equivalency qualifications. Approximately 40% of the Company's $1.16 billion post-retirement benefits obligation relates to prescription drug benefits for individuals who are over 65 years of age; however, it is uncertain as to the number of covered retiree groups that would meet the equivalency qualifications of the Act. Because the Company's measurement date occurred prior to the Act being signed, the Company would not recognize the impact to postretirement benefit costs until 2004. The FSP allows reporting entities to make a one-time election to defer recognizing the impact of the Act on its accumulated postretirement benefit obligation ("APBO") determined in accordance with FASB Statement No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" until sufficient guidance is developed to allow reporting entities to determine both qualification for the subsidy and how to recognize the impact of the subsidy on its APBO or net periodic postretirement benefit cost. The Company has elected to defer recognition of the accounting impact of the Act as information was not available to determine with sufficient certainty whether the Company's plans meet the equivalency criteria, and if so, how to recognize the impact of the subsidy on its APBO or net periodic postretirement benefit cost. The Company is currently unable to determine the impact of the Act, which may be material, on its APBO or net periodic postretirement benefits cost.

Proposed accounting standards

Emerging Issues Task Force Topic No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF No. 03-01")

        The Emerging Issues Task Force ("EITF") is currently deliberating EITF No. 03-01, which attempts to define other-than-temporary impairment and highlight its application to investment securities accounted for under both SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") and Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stocks" ("APB No. 18"). The current issue summary, which has yet to be finalized, proposes that if, at the evaluation date, the fair value of an investment security is less than its carrying value then an impairment exists for which a determination must be made as to whether the impairment is other-than-temporary. If it is determined that an impairment is other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value at the reporting date. In recent deliberations, the EITF discussed different models to assess whether impairment is other-than-temporary for different types of investments (e.g. SFAS No. 115 marketable equity securities, SFAS No. 115 debt securities, and equity and cost method investments subject to APB No. 18) and subsequently decided to use a unified model. Due to the uncertainty of the final model (or models) that may be adopted, the estimated impact to the Company's Consolidated Statements of Operations and Financial Position is presently not determinable. In November 2003, the EITF reached a consensus with respect to certain disclosures effective for fiscal years ending after December 15, 2003. Quantitative and qualitative disclosures are required for fixed income and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115. The Company has included those disclosures at December 31, 2003 (see Note 5).

3.     Acquisitions and Dispositions

2003 dispositions

        The Company announced its intention to exit the Allstate Financial direct response distribution business. Based on its decision to sell the business, the Company recorded an estimated loss on the disposition of $44 million ($29 million, after-tax). An agreement was entered with American Health and Life Insurance Company and Triton Insurance Company, subsidiaries of Citigroup Inc., to dispose of a portion of the direct response business. If approved by the state insurance departments, the transaction will be effective January 1, 2004.

2002 dispositions

        The Company disposed of Allstate Investments, K.K., a non-operating company domiciled in Japan. As a result, the Company recognized a $7 million gain ($5 million after-tax) on the disposition and a $14 million tax benefit, not previously recognized, attributable to the inception-to-date losses of the subsidiary. The tax benefit was reported as a reduction to the Company's income tax expense on the Consolidated Statements of Operations.

        The Company disposed of its remaining interest in Saison Automobile and Fire Insurance, a Japanese joint venture. As a result, the Company recognized a $2 million gain ($1 million after-tax) on the disposition.

        The Company entered into an agreement to dispose of its interest in Ivory Holdings, LLC in 2003. As a result, the Company recognized a $4 million loss ($2 million after-tax) on the disposition.

        The Company approved the disposal of its direct response long-term care business through a reinsurance transaction. As a result, the Company recognized a $3 million loss ($2 million after-tax) to reduce the carrying value of the long-term care business to its fair value.

2001 dispositions

        The Company disposed of its operations in Indonesia and the Philippines through a sale and purchase agreement with The Prudential Assurance Company Limited ("Prudential"), where Prudential acquired Allstate's holdings in Pt Asuransi Jiwa Allstate, Indonesia and Allstate Life Insurance Company of the Philippines. Allstate recognized a loss on the dispositions of $10 million ($6 million after-tax) and a $3 million tax benefit, not previously recognized, attributable to the inception-to-date losses of the subsidiaries. The tax benefit was reported as a reduction to the Company's income tax expense on the Consolidated Statements of Operations.

        The Company completed the disposition of its direct auto insurance business in Germany and Italy to Direct Line, the London based insurance subsidiary of the Royal Bank of Scotland. As a result, the Company recognized a $53 million ($34 million after-tax) loss on the disposition and a $47 million tax benefit, not previously recognized, attributable to the inception-to-date losses of the subsidiaries. The tax benefit was reported as a reduction to the Company's income tax expense on the Consolidated Statements of Operations.

2001 acquisitions

        The Company acquired blocks of business from American Maturity Life Insurance Company ("AML") via coinsurance contracts. Pursuant to the terms of the coinsurance contracts, the Company assumed: variable annuities, market value adjusted annuities, equity-indexed annuities, fixed annuities and immediate annuities. The Company received assets consisting primarily of cash, investments and accrued investment income with a fair value equal to the corresponding assumed reserves for life-contingent benefits and contractholder funds resulting in no goodwill.

        The Company acquired Provident National Assurance Company ("PNAC"), a broadly licensed inactive company that maintains authority to sell life insurance and variable annuity products in most states, from UnumProvident Corporation. The transaction was accounted for as a purchase and the excess of the acquisition cost over the fair value of PNAC's net assets acquired of $5 million was recorded as goodwill. The Company paid consideration of $14 million as part of the acquisition. PNAC's name was subsequently changed to Allstate Assurance Company, which was redomiciled in the State of Illinois.

        The Company completed the acquisition of Sterling Collision Centers, Inc. ("Sterling"). Sterling operates a network of 48 collision repair stores in ten states and fourteen metropolitan areas. The transaction was accounted for as a purchase and the excess of the acquisition cost over the fair value of Sterling's net assets acquired of $90 million was recorded as goodwill. The Company paid consideration of $79 million as part of the acquisition.

        The Company acquired a 51% interest in Ivory Holdings, LLC, a Delaware limited liability company. The transaction was accounted for as a purchase and the excess of the purchase price over the net assets acquired of $5 million was recorded as goodwill. The Company paid consideration of $4 million as part of the acquisition.

        The Company acquired all of the outstanding stock of USF&G Business Insurance Company ("USF&G"), a Maryland property and casualty insurance company. The transaction was accounted for as a purchase and the excess of the purchase price over the net assets acquired of $2 million was recorded as goodwill. The Company paid consideration of $11 million as part of the acquisition. USF&G's name was subsequently changed to Encompass Insurance Company, which was redomiciled in the State of Illinois.

4.     Supplemental Cash Flow Information

        Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities, totaled $56 million, $137 million and $378 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        The adoption of FIN 46 resulted in the consolidation of various VIEs causing increases in assets of $877 million and long-term debt of $1.04 billion. See further discussion of the impacts of adopting FIN 46 in Note 2.

        Secured borrowing reinvestment transactions excluded from cash flows from investing activities in the Consolidated Statements of Cash Flows for the years ended December 31 are as follows:

(in millions)	2003	2002	2001
Purchases	$4,722	$3,306	$14,658
Sales	(3,961)	(2,966)	(14,118)
Collections	—	(25)	—
Net change in short-term investments	(11)	(166)	421

Net purchases	$750	$149	$961

        Allstate acquired the assets of businesses in 2001 (see Note 3) using cash and by assuming liabilities. The following is a summary of the effects of these transactions on Allstate's consolidated financial position for the year ended December 31, 2001.

(in millions)
Acquisitions:
Fair value of assets acquired	$(403)
Fair value of liabilities assumed	387

Net cash paid	$(16)

5.     Investments

Fair values

        The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

		Gross unrealized
	Amortized cost			Fair value
(in millions)		Gains	Losses
At December 31, 2003
U.S. government and agencies	$3,317	$745	$(4)	$4,058
Municipal	23,354	1,514	(60)	24,808
Corporate	34,224	2,471	(202)	36,493
Foreign government	2,155	319	(2)	2,472
Mortgage-backed securities	14,351	342	(55)	14,638
Asset-backed securities	5,036	102	(42)	5,096
Redeemable preferred stock	170	11	(5)	176

Total fixed income securities	$82,607	$5,504	$(370)	$87,741

At December 31, 2002
U.S. government and agencies	$2,987	$820	$—	$3,807
Municipal	21,255	1,461	(49)	22,667
Corporate	28,529	2,176	(378)	30,327
Foreign government	1,783	298	(2)	2,079
Mortgage-backed securities	13,321	602	(10)	13,913
Asset-backed securities	4,044	149	(39)	4,154
Redeemable preferred stock	204	4	(3)	205

Total fixed income securities	$72,123	$5,510	$(481)	$77,152

Scheduled maturities

        The scheduled maturities for fixed income securities are as follows at December 31, 2003:

(in millions)	Amortized cost	Fair value
Due in one year or less	$1,923	$1,959
Due after one year through five years	12,434	13,116
Due after five years through ten years	20,586	21,995
Due after ten years	28,277	30,937

	63,220	68,007
Mortgage- and asset-backed securities	19,387	19,734

Total	$82,607	$87,741

        Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage- and asset-backed securities, they are not categorized by contractual maturity.

Net investment income

        Net investment income for the years ended December 31 is as follows:

(in millions)	2003	2002	2001
Fixed income securities	$4,621	$4,477	$4,214
Equity securities	162	156	258
Mortgage loans	429	420	385
Other	(59)	1	158

Investment income, before expense	5,153	5,054	5,015
Investment expense	181	205	225

Net investment income	$4,972	$4,849	$4,790

        Net investment income from equity securities includes income from partnership interests of $71 million, $75 million and $152 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Realized capital gains and losses, after-tax

        Realized capital gains and losses by security type for the years ended December 31 are as follows:

(in millions)	2003	2002	2001
Fixed income securities	$(18)	$(91)	$36
Equity securities	108	(360)	(308)
Other investments	106	(473)	(80)

Realized capital gains and losses, pre-tax	196	(924)	(352)
Income tax (expense) benefit	(62)	326	127

Realized capital gains and losses, after-tax	$134	$(598)	$(225)

        Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

(in millions)	2003	2002	2001
Investment write-downs	(294)	(467)	(277)
Sales	453	(221)	43
Valuation of derivative instruments	16	(60)	(123)
Settlement of derivative instruments	21	(176)	5

Realized capital gains and losses, pre-tax	196	(924)	(352)
Income tax (expense) benefit	(62)	326	127

Realized capital gains and losses, after-tax	$134	$(598)	$(225)

        Excluding the effects of calls and prepayments, gross gains of $394 million, $404 million and $599 million and gross losses of $264 million, $488 million and $423 million were realized on sales of fixed income securities during 2003, 2002 and 2001, respectively.

Unrealized net capital gains and losses

        Unrealized net capital gains and losses on fixed income, equity securities and derivative instruments included in accumulated other comprehensive income at December 31, 2003 are as follows:

		Gross unrealized
	Fair value			Unrealized net gains
(in millions)		Gains	Losses
Fixed income securities	$87,741	$5,504	$(370)	$5,134
Equity securities	5,288	1,278	(18)	1,260
Derivative instruments	(2)	10	(5)	5

Total				6,399
Deferred income taxes, deferred policy acquisition costs, premium deficiency reserve and other				(3,274)

Unrealized net capital gains and losses				$3,125

        At December 31, 2002, equity securities had gross unrealized gains of $562 million and gross unrealized losses of $102 million.

Change in unrealized net capital gains and losses

        The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

(in millions)	2003	2002	2001
Fixed income securities	$105	$2,604	$192
Equity securities	800	(400)	(372)
Derivative instruments	(5)	(6)	16

Total	900	2,198	(164)
Deferred income taxes, deferred policy acquisition costs and other	(377)	(1,385)	(27)

Increase (decrease) in unrealized net capital gains	$523	$813	$(191)

Portfolio monitoring

        Inherent in the Company's evaluation of a particular security are assumptions and estimates about the operations of the issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other than temporary are: 1) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the recoverability of principal and interest; 3) the duration and extent to which the fair value has been less than cost for equity securities or amortized cost for fixed income securities; 4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect access to liquidity.

        The following table summarizes the gross unrealized losses and fair value of fixed income and equity securities by the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003:

	Less than 12 months			12 months or more
($ in millions)	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses	Total unrealized losses
Fixed income securities
U.S. government and agencies	16	$164	$(4)	—	$—	$—	$(4)
Municipal	256	1,281	(38)	41	227	(22)	(60)
Corporate	374	4,068	(152)	79	675	(50)	(202)
Foreign government	13	106	(2)	—	—	—	(2)
Mortgage-backed securities	336	3,601	(54)	46	91	(1)	(55)
Asset-backed securities	78	843	(16)	38	278	(26)	(42)
Redeemable preferred stock	4	24	(1)	1	21	(4)	(5)

Total fixed income securities	1,077	10,087	(267)	205	1,292	(103)	(370)
Equity securities	120	161	(16)	59	25	(2)	(18)

Total	1,197	$10,248	$(283)	264	$1,317	$(105)	$(388)

        The above table includes $290 million of unrealized losses related to securities with an unrealized loss position less than 20% of cost or amortized cost, [the degree of which suggests that these securities do not pose a high risk of being other than temporarily impaired]. Of the $290 million, $234 million relate to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a Moody's equivalent rating of Aaa, Aa, A or Baa; a Standard & Poor's ("S&P") equivalent rating of AAA, AA, A or BBB; or a comparable internal rating. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer and sector related credit spreads since the securities were acquired.

        The remaining $98 million of unrealized losses relate to securities in unrealized loss positions greater than or equal to 20% of cost or amortized cost. Of the $98 million, $28 million relate to investment grade fixed income securities, $61 million relate to below investment grade fixed income securities and $9 million relate to equity securities. Of these amounts $10 million, $31 million and $1 million, respectively, had been in an unrealized loss position for a period of twelve months or more as of December 31, 2003. $13 million of the unrealized losses from below investment grade securities are airline industry issues. The securities comprising the $98 million of unrealized losses were evaluated considering factors such as the financial condition and near-term and long-term prospects of the issuer and were determined to have adequate resources to fulfill contractual obligations, such as recent financings or bank loans, cash flows from operations, collateral or the position of a subsidiary with respect to its parent's bankruptcy.

        As of December 31, 2003, the Company had the intent and ability to hold these investments for a period of time sufficient for them to recover in value.

Mortgage loan impairment

        A mortgage loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

        The net carrying value of impaired loans at December 31, 2003 and 2002 was comprised of loans in foreclosure and delinquent loans of $4 million and $11 million, respectively. There were no restructured loans at December 31, 2003 and 2002. No valuation allowances were established for impaired loans because the impaired loans are collateral dependent loans and the fair value of the collateral was greater than the recorded investment in the loans.

        Interest income for impaired loans is recognized on an accrual basis if payments are expected to continue to be received; otherwise cash basis is used. For impaired loans that have been restructured, interest is accrued based on the principal amount at the adjusted interest rate. The Company recognized interest income of $2 million on impaired loans during 2003 and $1 million on impaired loans during both 2002 and 2001. The average balance of impaired loans was $23 million, $16 million and $29 million during 2003, 2002 and 2001, respectively.

        There were no valuation allowances for mortgage loans at December 31, 2003 and 2002. Direct write-downs of mortgage loan gross carrying amounts were $3 million, $5 million and $2 million for the years ended December 31, 2003, 2002 and 2001, respectively. For the years ended December 31, 2003, 2002 and 2001, net reductions to mortgage loan valuation allowances were $0 million, $5 million and $4 million, respectively.

Investment concentration for municipal bond and commercial mortgage portfolios and other investment information

        The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company's portfolio. No other state represents more than 5.0% of the portfolio at December 31, 2003.

(% of municipal bond portfolio carrying value)	2003	2002
California	12.3%	9.3%
Texas	11.2	11.9
Illinois	9.3	9.5
New York	5.8	8.0

        The Company's mortgage loans are collateralized by a variety of commercial real estate property types located throughout the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The following table shows the principal geographic distribution of commercial real estate represented in the Company's mortgage portfolio. No other state represented more than 5.0% of the portfolio at December 31, 2003.

(% of commercial mortgage portfolio carrying value)	2003	2002
California	14.2%	14.6%
Illinois	9.5	7.8
Texas	7.9	7.3
Florida	6.1	7.4
New Jersey	6.0	6.3
Georgia	5.5	4.3
Pennsylvania	5.4	5.8
New York	5.1	5.4

        The types of properties collateralizing the commercial mortgage loans at December 31 are as follows:

(% of commercial mortgage portfolio carrying value)	2003	2002
Office buildings	32.1%	34.1%
Warehouse	24.2	20.5
Retail	22.2	19.8
Apartment complex	17.2	18.4
Industrial	1.6	1.8
Other	2.7	5.4

	100.0%	100.0%

        The contractual maturities of the commercial mortgage loan portfolio as of December 31, 2003 for loans that were not in foreclosure are as follows:

($ in millions)	Number of loans	Carrying value	Percent
2004	29	$263	4.0%
2005	65	474	7.2
2006	96	742	11.4
2007	111	841	12.9
2008	106	772	11.8
Thereafter	570	3,447	52.7

Total	977	$6,539	100.0%

        In 2003, $259 million of commercial mortgage loans were contractually due. Of these, 97% were paid as due and 3% were refinanced at prevailing market terms. None were foreclosed or in the process of foreclosure, and none were in the process of refinancing or restructuring discussions.

        Included in fixed income securities are below investment grade assets totaling $6.01 billion and $5.41 billion at December 31, 2003 and 2002, respectively. Consolidation of two investment management VIEs contributed $650 million to the increase for the year (see Note 2).

        At December 31, 2003, the carrying value of investments, excluding equity securities, that were non-income producing during 2003 was $33 million.

        At December 31, 2003, fixed income securities with a carrying value of $313 million were on deposit with regulatory authorities as required by law.

Securities lending

        The Company participates in securities lending programs, primarily for investment yield enhancement purposes, with third parties, mostly large brokerage firms. At December 31, 2003 and 2002, fixed income securities with a carrying value of $2.16 billion and $2.43 billion, respectively, were on loan under these agreements. In return, the Company receives cash that it invests and includes in short-term investments and fixed income securities, with an offsetting liability recorded in other liabilities and accrued expenses to account for the Company's obligation to return the collateral. Interest income on collateral, net of fees, was $6 million, $9 million and $13 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

6.     Financial Instruments

        In the normal course of business, the Company invests in various financial assets, incurs various financial liabilities and enters into agreements involving derivative financial instruments and other off-balance-sheet financial instruments. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including DAC, property and equipment, net and reinsurance recoverables, net) and liabilities (including reserve for property-liability insurance claims and claims expense, reserve for life-contingent contract benefits and deferred income taxes) are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments such as premium installment receivables, accrued investment income, cash and claim payments outstanding are generally of a short-term nature. Their carrying values are deemed to approximate fair value.

Financial assets

	2003		2002
(in millions)	Carrying value	Fair value	Carrying value	Fair value
Fixed income securities	$87,741	$87,741	$77,152	$77,152
Equity securities	5,288	5,288	3,683	3,683
Mortgage loans	6,539	6,937	6,092	6,632
Short-term investments	1,815	1,815	2,215	2,215
Policy loans	1,250	1,250	1,233	1,233
Separate Accounts	13,425	13,425	11,125	11,125

        Fair values of publicly traded fixed income securities are based upon quoted market prices or dealer quotes. The fair value of non-publicly traded securities, primarily privately placed corporate obligations, is based on either widely accepted pricing valuation models, which use internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs, or independent third party pricing sources. Equity securities are valued based principally on quoted market prices. Mortgage loans are valued based on discounted contractual cash flows. Discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar properties as collateral. Loans that exceed 100% loan-to-value are valued at the estimated fair value of the underlying collateral. Short-term investments are highly liquid investments with maturities of less than one year whose carrying values are deemed to approximate fair value. The carrying value of policy loans is deemed to approximate fair value. Separate accounts assets are carried in the Consolidated Statements of Financial Position at fair value based on quoted market prices.

Financial liabilities and trust preferred securities

	2003		2002
(in millions)	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$38,880	$38,022	$33,220	$33,440
Short-term debt	3	3	279	279
Long-term debt	5,073	5,431	3,961	4,342
Security repurchase agreements	3,749	3,749	2,979	2,979
Separate Accounts	13,425	13,425	11,125	11,125
Mandatorily redeemable preferred securities of subsidiary trust	—	—	200	211

        Contractholder funds include interest-sensitive life insurance contracts and investment contracts. Interest-sensitive life insurance contracts are not considered financial instruments subject to fair value disclosure requirements. The fair value of investment contracts is based on the terms of the underlying contracts. Fixed annuities, immediate annuities without life contingencies, GICs and funding agreements are valued at the account balance less surrender charges. Market value adjusted annuities' fair value is estimated to be the market adjusted surrender value. Equity-indexed annuity contracts' fair value approximates carrying value since the embedded equity options are carried at market value in the consolidated financial statements.

        Short-term debt is valued at carrying value due to its short-term nature. The fair value of long-term debt and mandatorily redeemable preferred securities of subsidiary trust is based on quoted market prices or, in certain cases, is determined using discounted cash flow calculations based on interest rates of comparable instruments. Security repurchase agreements are valued at carrying value due to their short-term nature. Separate accounts liabilities are carried at the fair value of the underlying assets.

Derivative financial instruments

        The Company primarily uses derivative financial instruments to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk) and in conjunction with asset/liability management in its Allstate Financial segment. The Company does not buy, sell or hold these instruments for trading purposes.

        The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at December 31, 2003.

(in millions)	Notional amount	Fair value(1)	Carrying value assets(1)	Carrying value (liabilities)(1)
Interest rate contracts
Interest rate swap agreements	$11,529	$(229)	$(88)	$(141)
Financial futures contracts	968	(1)	—	(1)
Interest rate cap and floor agreements	4,705	84	54	30

Total interest rate contracts	17,202	(146)	(34)	(112)
Equity and index contracts
Options, financial futures and warrants	920	1	4	(3)
Foreign currency contracts
Foreign currency swap agreements	1,690	454	436	18
Foreign currency futures contracts	5	—	—	—

Total foreign currency contacts	1,695	454	436	18
Embedded derivative financial instruments
Conversion options in fixed income securities	670	240	240	—
Equity-indexed options in life and annuity product contracts	1,297	9	—	9
Forward starting options in annuity product contracts	1,464	(2)	—	(2)
Put options in variable product contracts	19	—	—	—
Term-extending options in trust preferred securities	200	—	—	—
Credit default swap agreements	48	(1)	(1)	—

Total embedded derivative financial instruments	3,698	246	239	7
Other derivative financial instruments
Synthetic guaranteed investment product contracts	1	—	—	—
Reinsurance of guaranteed minimum income annuitization options in variable product contracts	34	28	28	—
Forward contracts for TBA mortgage securities	270	(1)	—	(1)
Bond forward purchase commitments	—	—	—	—
Commitments to fund mortgage loans	14	—	—	—
Forward sale commitments	14	—	—	—

Total other derivative financial instruments	333	27	28	(1)

Total derivative financial instruments	$23,848	$582	$673	$(91)

(1)
Carrying value includes the effects of legally enforceable master netting agreements. Fair value and carrying value of the assets and liabilities exclude accrued periodic settlements, which are reported in accrued investment income.

        The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at December 31, 2002.

(in millions)	Notional amount	Fair value(1)	Carrying value assets(1)	Carrying value (liabilities)(1)
Interest rate contracts
Interest rate swap agreements	$9,391	$(304)	$(39)	$(265)
Financial futures contracts	839	1	1	—
Interest rate cap and floor agreements	1,581	44	9	35

Total interest rate contracts	11,811	(259)	(29)	(230)
Equity and index contracts
Options, financial futures and warrants	1,154	5	10	(5)
Foreign currency contracts
Foreign currency swap agreements	1,762	285	259	26
Foreign currency futures contracts	11	—	—	—

Total foreign currency contacts	1,773	285	259	26
Embedded derivative financial instruments
Conversion options in fixed income securities	652	166	166	—
Equity-indexed options in life and annuity product contracts	1,119	32	—	32
Forward starting options in annuity product contracts	1,363	(3)	—	(3)
Put options in variable product contracts	48	—	—	—
Term-extending options in trust preferred securities	200	—	—	—
Credit default swap agreements	25	(2)	(2)	—

Total embedded derivative financial instruments	3,407	193	164	29
Other derivative financial instruments
Synthetic guaranteed investment product contracts	6	—	—	—
Reinsurance of guaranteed minimum income annuitization options in variable product contracts	32	29	29	—
Forward contracts for TBA mortgage securities	307	4	4	—
Bond forward purchase commitments	—	—	—	—
Commitments to fund mortgage loans	45	—	—	—
Forward sale commitments	45	—	—	—

Total other derivative financial instruments	435	33	33	—

Total derivative financial instruments	$18,580	$257	$437	$(180)

(1)
Carrying value includes the effects of legally enforceable master netting agreements. Fair value and carrying value of the assets and liabilities exclude accrued periodic settlements, which are reported in accrued investment income.

        The notional amounts specified in the contracts are used to calculate the exchange of contractual payments under the agreements, and are not representative of the potential for gain or loss on these agreements.

        Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive (pay) to terminate the derivative contracts at the reporting date. For exchange traded derivative contracts, the fair value is based on dealer or exchange quotes. The fair value of non-exchange traded derivative contracts, including embedded derivative financial instruments subject to bifurcation, is based on either independent third party pricing sources or widely accepted pricing and valuation models which use independent third party data as inputs.

        The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements and obtaining collateral where appropriate. The Company uses master netting agreements for over-the-counter derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor and credit default swap agreements. These agreements permit either party to net payments due for transactions covered by the agreements. Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of December 31, 2003, counterparties pledged $333 million in cash to the Company under these agreements. To date, the Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives including futures and certain option contracts are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any associated potential credit risk.

        Credit exposure represents the Company's potential loss if all of the counterparties failed to perform under the contractual terms of the contracts and all collateral, if any, became worthless. This exposure is measured by the fair value of freestanding derivative contracts with a positive fair value at the reporting date reduced by the effect, if any, of master netting agreements.

        The following table summarizes the counterparty credit exposure by counterparty credit rating at December 31, as it relates to interest rate swap, currency swap, interest rate cap, interest rate floor and credit default swap agreements.

($ in millions)	2003				2002
Rating(1)	Number of counter- parties	Notional amount	Credit exposure(2)	Exposure, net of collateral(2)	Number of counter- parties	Notional amount	Credit exposure(2)	Exposure, net of collateral(2)
AAA	2	$1,819	$—	$—	2	$1,530	$—	$—
AA	3	1,630	146	22	2	1,399	91	24
AA-	4	4,539	19	19	5	3,209	—	—
A+	6	7,889	235	27	6	5,880	138	13
A	2	2,067	1	1	1	716	—	—

Total	17	$17,944	$401	$69	16	$12,734	$229	$37

(1)
Rating is the lower of S&P's or Moody's ratings.

(2)
For each counterparty, only over-the-counter derivatives with a net positive market value are included.

        Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. Market risk exists for all of the derivative financial instruments the Company currently holds, as these instruments may become less valuable due to adverse changes in market conditions. To limit this risk, the Company's senior management has established risk control limits. In addition, changes in fair value of the derivative financial instruments that the Company uses for risk management purposes are generally offset by the change in the fair value or cash flows of the hedged risk component of the related assets, liabilities or forecasted transactions.

        The Company reclassified pretax net gains of $3 million and $4 million related to cash flow hedges to net income from accumulated other comprehensive income during 2003 and 2002, respectively. An estimated $1 million of pretax net losses will be released from accumulated other comprehensive income to net income during 2004.

        The following table presents information about the nature and accounting treatment of Allstate's primary derivative instruments. Included in the table is a description of the individual derivative instruments, the risk management strategies to which they relate, and the financial statement reporting for the derivative instruments in the Company's consolidated financial statements as of and for the periods ending December 31, 2003 and 2002. Amounts reported are in millions on a pre-tax basis.

		Asset / (Liability)
				Income / (Expense)
	Description, Risk Management Strategy and Financial Statement Reporting
Instrument		2003	2002	2003	2002	2001

Interest Rate Contracts:

Interest rate swap agreements	Description
	Swap agreements are contracts that periodically exchange the difference between two designated sets of cash flows, (fixed to variable rate, variable to fixed rate, or variable to variable rate) based upon designated market rates or rate indices and a notional amount.

	Master netting agreements are used to minimize credit risk. In addition, when applicable, parties are required to post collateral. As of December 31, 2003, the Company pledged to counterparties $0.4 million of securities as collateral for over-the-counter instruments.
	Risk Management Strategy Primarily used to change the interest rate characteristics of existing assets or liabilities to facilitate asset-liability management.
	Statement of Financial Position
	• Fair values are reported as follows:
	• Other investments.	$(88)	$(39)
	• Other liabilities and accrued expenses.	(141)	(265)
	• When hedge accounting is applied, the carrying values of the hedged items are adjusted for changes in the fair value of the hedged risks. The fair value of hedged risks are reported as follows:
	• Fixed income securities.	295	409
	• Mortgage loans.	56	62
	• Contractholder funds.	(103)	(141)
	Statement of Operations
	• For hedge accounting, changes in fair value of the instruments are matched together with changes in fair value of the hedged risks and are reported as follows:
	• Net investment income.			$100	$(390)	$(93)
	• Life and annuity contract benefits.			(38)	94	47
	• Hedge ineffectiveness is reported as realized capital gains and losses.			9	(15)	6
	• When hedge accounting is not applied, changes in fair value of the instruments and the periodic accrual and settlements are reported in realized capital gains and losses.			2	55	2

Financial futures contracts	Description
	Financial futures contracts are commitments to purchase or sell designated financial instruments at a future date for a specified price or yield. These contracts are traded on organized exchanges and cash settle on a daily basis. The exchange requires margin deposits as well as daily cash settlements of margin. As of December 31, 2003, the Company pledged margin deposits in the form of marketable securities totaling $7 million.

Risk Management Strategies
	Generally used to manage interest rate risk related to fixed income securities and certain annuity contracts. Financial futures are also used to reduce interest rate risk related to forecasted purchases and sales of marketable investment securities.
	Statement of Financial Position Fair values are reported as follows:
	• Other investments.	$—	$1
	• Other liabilities and accrued expenses.	(1)	—

Statement of Operations
	Under non-hedge accounting, changes in fair value of the instruments, some of which are recognized through daily cash settlements, are classified consistent with the risks being economically hedged and are reported as follows:
	• Realized capital gains and losses.			$12	$(193)	$(10)
	• Life and annuity contract benefits.			—	(1)	—

Interest rate cap and floor agreements	Description
	In exchange for a premium, these derivative contracts provide the holder with the right to receive at a future date, the amount, if any, by which a specified market interest rate exceeds the fixed cap rate or falls below the fixed floor rate, applied to a notional amount.
	Risk Management Strategies Used to reduce exposure to rising or falling interest rates relative to certain existing assets and liabilities in conjunction with asset-liability management.
	Statement of Financial Position Fair values are reported as follows:
	• Other investments.	$54	$9
	• Other liabilities and accrued expenses.	30	35
	Statement of Operations Under non-hedge accounting, changes in fair value of the instruments and the periodic accruals and settlements are reported in realized capital gains and losses.			$(20)	$(5)	$(1)

Equity and Index Contracts:

Options, financial futures, and warrants	Description
	These indexed derivative instruments provide returns at specified or optional dates based upon a specified index applied to the instrument's notional amount. Index futures are traded on organized exchanges and cash settle on a daily basis. The exchange requires margin deposits as well as daily cash settlements of margin. The Company pledged $35 million of securities in the form of margin deposits as of December 31, 2003.
	Risk Management Strategies Indexed instruments are primarily used to reduce the market risk associated with certain annuity and deferred compensation liability contracts.
	Statement of Financial Position Fair values are reported as follows:
	• Equity securities	$3	$8
	• Other investments.	1	2
	• Other liabilities and accrued expenses.	(3)	(5)

Statement of Operations
	Under non-hedge accounting, changes in fair values of the instruments, some of which are recognized through daily cash settlements, are classified on one line consistent with the risk being economically hedged and reported as follows:
	• Life and annuity contract benefits.			$80	$(66)	$(56)
	• Operating costs and expenses.			20	(17)	(8)
	• Realized capital gains and losses.			2	1	3

Foreign Currency Contracts:

Foreign currency swap agreements	Description
	These derivative contracts involve the periodic exchange of consideration based on relative changes in two designated currencies and, if applicable, differences between fixed rate and variable cash flows or two different variable cash flows, all based on a pre-determined notional amount.

Risk Management Strategies
	These agreements are entered into primarily to manage the foreign currency risk associated with issuing foreign currency denominated funding agreements. In addition to hedging foreign currency risk, they may also change the interest rate characteristics of the funding agreements for asset-liability management purposes.
	Statement of Financial Position
	• Fair values are reported as follows:
	• Other investments.	$436	$259
	• Other liabilities and accrued expenses.	18	26
	• Since hedge accounting is applied, the carrying value of the hedged item, contractholder funds, is adjusted for changes in the fair value of the hedged risk.	(454)	(285)
	Statement of Operations
	• Under hedge accounting, changes in fair value of the instruments are matched together with the changes in fair values of the hedged risks and are reported in life and annuity contract benefits.			$171	$263	$22
	• Hedge ineffectiveness is reported in realized capital gains and losses.			—	—	—

Conversion options in fixed income securities	Description
	These securities have embedded options, which provide the Company with the right to convert the instrument into a predetermined number of shares of common stock. Securities owned and subject to bifurcation include convertible bonds and convertible redeemable preferred stocks.
	Statement of Financial Position Fair value is reported together with the host contracts in fixed income securities.	$240	$166
	Statement of Operations Changes in fair value are reported in realized capital gains and losses.			$39	$(88)	$(130)

Other derivatives	Statement of Financial Position • Fair values are reported as follows:
	• Fixed income securities.	$(1)	$2
	• Other assets.	28	29
	• Contractholder funds.	(21)	—
	Statement of Operations • Changes in fair value are reported as follows:
	• Realized capital gains and losses.			$(9)	$10	$2
	• Life and annuity contract benefits.			(24)	86	(24)

Off-balance-sheet financial instruments

        The contractual amounts and fair values of off-balance-sheet financial instruments at December 31 are as follows:

	2003		2002
(in millions)	Contractual amount	Fair value	Contractual amount	Fair value
Commitments to invest	$500	$—	$186	$—
Private placement commitments	49	—	69	—
Commitments to extend mortgage loans	86	1	64	1
Credit guarantees	87	—	29	(1)

        Except for credit guarantees, the contractual amounts represent the amount at risk if the contract is fully drawn upon, the counterparty defaults and the value of any underlying security becomes worthless. Unless noted otherwise, the Company does not require collateral or other security to support off-balance-sheet financial instruments with credit risk.

        Commitments to invest generally represent commitments to acquire financial interests or instruments. The Company enters into these agreements to allow for additional participation in certain limited partnership investments. Because the equity investments in the limited partnerships are not actively traded, it is not practical to estimate the fair value of these commitments.

        Private placement commitments represent conditional commitments to purchase private placement debt and equity securities at a specified future date. The Company regularly enters into these agreements in the normal course of business. The fair value of these commitments generally cannot be estimated on the date the commitment is made as the terms and conditions of the underlying private placement securities are not yet final.

        Commitments to extend mortgage loans are agreements to lend to a borrower provided there is no violation of any condition established in the contract. The Company enters these agreements to commit to future loan fundings at a predetermined interest rate. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend mortgage loans, which are secured by the underlying properties, are valued based on estimates of fees charged by other institutions to make similar commitments to similar borrowers.

        Credit guarantees represent conditional commitments included in certain fixed income securities owned by the Company. These commitments provide for obligations to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of credit events for the referenced entities. The Company enters into these transactions in order to achieve higher yields than direct investment in referenced entities. The fees for assuming the conditional commitments are reflected in the interest receipts reported in net investment income over the lives of the contracts. The fair value of credit guarantees are estimates of the conditional commitments only and are calculated using quoted market prices or valuation models, which incorporate external market data.

        In the event of bankruptcy or other default of the referenced entities, the Company's maximum amount at risk, assuming the value of the referenced credits becomes worthless, is the fair value of the subject fixed income securities, which totaled $87 million at December 31, 2003. The Company includes the impact of credit guarantees in its analysis of credit risk, and the referenced credits were current to their contractual terms at December 31, 2003.

7.     Reserve for Property-Liability Insurance Claims and Claims Expense

        As described in Note 2, the Company establishes reserves for claims and claims expense on reported and unreported claims of insured losses. These reserve estimates are based on known facts and interpretations of circumstances and internal factors including the Company's experience with similar cases, historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims, loss management programs and product mix. In addition, the reserve estimates are influenced by external factors including law changes, court decisions, changes to regulatory requirements, economic conditions, and public attitudes. The Company, in the normal course of business, may also supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process.

        Because reserves are estimates of losses that have occurred, including incurred but not reported ("IBNR") losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded amounts, which are based on management's best estimates. Allstate regularly updates its reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reflected in the results of operations in the period such changes are determinable.

        Activity in the reserve for property-liability insurance claims and claims expense is summarized as follows:

(in millions)	2003	2002	2001
Balance at January 1	$16,690	$16,500	$16,859
Less reinsurance recoverables	1,672	1,667	1,634

Net balance at January 1	15,018	14,833	15,225
Incurred claims and claims expense related to:
Current year	17,031	16,972	17,190
Prior years	401	685	342

Total incurred	17,432	17,657	17,532
Claims and claims expense paid related to:
Current year	10,195	10,598	11,176
Prior years	6,275	6,874	6,748

Total paid	16,470	17,472	17,924
Net balance at December 31	15,980	15,018	14,833
Plus reinsurance recoverables	1,734	1,672	1,667

Balance at December 31	$17,714	$16,690	$16,500

        Incurred claims and claims expense represents the sum of paid losses and reserve changes in the calendar year. This expense includes losses from catastrophes of $1.49 billion, $731 million and $894 million in 2003, 2002 and 2001, respectively. Catastrophes are an inherent risk of the property-liability insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company's results of operations and financial position.

        Incurred claims and claims expense related to prior years is primarily composed of increases to asbestos reserves of $520 million, $121 million, and $94 million in 2003, 2002 and 2001, respectively; decreases in auto reserves of $221 million in 2003, primarily due to improved injury severity and late reported loss developments that were better than expected, and increases in homeowners reserves of $367 million and $415 million in 2002 and 2001, respectively, primarily as a result of claim severity development and late reported losses greater than the level anticipated in previous reserve estimates.

        The level of catastrophic loss and weather-related losses (wind, hail, lightning, freeze and water losses which include mold losses) experienced in any year cannot be predicted and could be material to results of operations and financial position. For Allstate, areas of potential natural event catastrophe losses due to hurricanes include major metropolitan centers near the eastern and gulf coasts of the United States. Areas in the United States with exposure to potential earthquake losses included California, areas surrounding the New Madrid fault system in the Midwest and faults in and surrounding Seattle, Washington and Charleston, South Carolina. Allstate continues to evaluate alternative business strategies to more effectively manage its exposure to catastrophe losses in these and other areas.

        For further discussion of asbestos and environmental reserves, see Note 13.

8.     Reserves for Life-Contingent Contract Benefits and Contractholder Funds

        At December 31, the reserve for life-contingent contract benefits consists of the following:

(in millions)	2003	2002
Immediate annuities:
Structured settlement annuities	$5,989	$5,683
Other immediate annuities	2,376	2,138
Traditional life	2,340	2,202
Other	315	233

Total reserve for life-contingent contract benefits	$11,020	$10,256

        The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

Product	Mortality	Interest rate	Estimation method
Structured settlement annuities	U.S. population with projected calendar year improvements; age setbacks for impaired lives grading to standard	Interest rate assumptions range from 5.5% to 11.7%	Present value of contractually specified future benefits
Other immediate annuities	1983 group annuity mortality table	Interest rate assumptions range from 1.9% to 11.5%	Present value of expected future benefits based on historical experience
Traditional life	Actual company experience plus loading	Interest rate assumptions range from 4.0% to 11.3%	Net level premium reserve method using the Company's withdrawal experience rates
Other	Actual company experience plus loading		Unearned premium; additional contract reserves for traditional life

        To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve has been recorded for certain immediate annuities with life contingencies. A liability of $932 million and $797 million is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2003 and 2002, respectively. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

        At December 31, contractholder funds consists of the following:

(in millions)	2003	2002
Interest-sensitive life	$7,536	$7,065
Investment contracts:
Fixed annuities	28,783	24,031
Guaranteed investment contracts	1,066	1,903
Funding agreements	7,256	5,199
Other investment contracts	1,624	1,943
Allstate Bank deposits	806	610

Total contractholder funds	$47,071	$40,751

        The following table highlights the key contract provisions relating to contractholder funds:

Product	Interest rate	Withdrawal/Surrender charges
Interest-sensitive life	Interest rates credited range from 2.0% to 7.25%	Either a percentage of account balance or dollar amount grading off generally over 20 years
Fixed annuities	Interest rates credited range from 1.3% to 10.2% for immediate annuities and 0% to 15.5% for fixed annuities (which include equity-indexed annuities whose returns are indexed to the S&P 500)
Either a declining or a level percentage charge generally over nine years or less. Additionally, approximately 25% of fixed annuities are subject to market value adjustment for discretionary withdrawals.
Guaranteed investment contracts	Interest rates credited range from 2.95% to 8.45%	Generally not subject to discretionary withdrawal
Funding agreements	Interest rates credited range from 1.1% to 7.1% (excluding currency-swapped medium-term notes)	Not applicable
Other investment contracts	Interest rates credited range from 1.0% to 7.9%	Not applicable
Allstate Bank	Interest rates credited range from 0% to 5.5%	A percentage of principal balance for time deposits withdrawn prior to maturity

        Contractholder funds include funding agreements sold to VIEs issuing medium-term notes. The VIEs, Allstate Life Funding, LLC, Allstate Financial Global Funding, LLC and Allstate Life Global Funding II, are used exclusively for funding agreements supporting medium-term note programs.

        Contractholder funds activity for the years ended December 31 is as follows:

(in millions)	2003	2002
Balance, beginning of year	$40,751	$33,560
Deposits	10,627	9,518
Benefits and withdrawals	(3,233)	(2,522)
Maturities of institutional products	(2,163)	(1,056)
Interest credited to contractholder funds	1,846	1,764
Transfers (to) from Separate Accounts	(416)	(474)
Contract charges	(622)	(567)
Fair value adjustments for institutional products	131	363
Other adjustments	150	165

Balance, end of year	$47,071	$40,751

9.     Reinsurance

        The effects of reinsurance on property-liability premiums written and earned and life and annuity premiums and contract charges for the years ended December 31 are as follows:

(in millions)	2003	2002	2001
Property-liability insurance premiums written
Direct	$23,649	$22,438	$21,102
Assumed	1,856	1,822	1,790
Ceded	(318)	(343)	(283)

Property-liability insurance premiums written, net of reinsurance	$25,187	$23,917	$22,609

Property-liability insurance premiums earned
Direct	$23,132	$21,894	$20,671
Assumed	1,843	1,804	1,807
Ceded	(298)	(337)	(281)

Property-liability insurance premiums earned, net of reinsurance	$24,677	$23,361	$22,197

Life and annuity premiums and contract charges
Direct	$2,655	$2,645	$2,502
Assumed	134	129	147
Ceded	(485)	(481)	(419)

Life and annuity premiums and contract charges, net of reinsurance	$2,304	$2,293	$2,230

Property-liability

        Total amounts recoverable from reinsurers at December 31, 2003 and 2002 were $1.90 billion and $1.80 billion, respectively. The amounts recoverable from reinsurers at December 31, 2003 and 2002 include $170 million and $129 million, respectively, related to property-liability losses paid by the Company and billed to reinsurers, and $1.73 billion and $1.67 billion, respectively, estimated by the Company with respect to ceded unpaid losses (including IBNR), which are not billable until the losses are paid. Amounts recoverable from mandatory pools and facilities included in reinsurance recoverable on paid and unpaid claims including IBNR were $812 million and $838 million at December 31, 2003 and 2002, respectively, of which $560 million and $589 million, respectively, were recoverable from the Michigan Catastrophic Claim Association ("MCCA"). The MCCA, established in 1978, is a mandatory reinsurance mechanism for personal injury protection losses over a retention level that increases each MCCA fiscal year. The retention levels are $300 thousand per claim and $325 thousand per claim for the fiscal years ending June 30, 2003 and 2004, respectively. The MCCA is funded by assessments from member companies who, in turn, can recover the assessment from policyholders.

        The Company purchases reinsurance after evaluating the financial condition of the reinsurer, as well as the terms and price of coverage. Developments in the insurance industry have fostered a movement to segregate environmental, asbestos and other discontinued lines exposures into separate legal entities with dedicated capital. Regulatory bodies in certain cases have supported these actions. The Company is unable to determine the impact, if any, that these developments will have on the collectibility of reinsurance recoverables in the future. The Company had amounts recoverable from Lloyd's of London of $112 million and $50 million at December 31, 2003 and 2002, respectively. Lloyd's of London implemented a restructuring plan in 1996 to solidify its capital base and to segregate claims for years prior to 1993. In addition, efforts have been recently made by Lloyd's of London to impose increased documentation standards on reinsurance claims. The impact, if any, of the restructuring and related actions on the collectibility of the recoverable from Lloyd's of London is uncertain at this time. The recoverable from Lloyd's of London syndicates is spread among thousands of investors who have unlimited liability.

        In connection with the Company's acquisition of the personal lines auto and homeowners business ("Encompass") of CNA Financial Corporation ("CNA") in 1999, Allstate and Continental Casualty Company ("Continental"), a subsidiary of CNA, entered into a four-year aggregate stop loss reinsurance agreement. The Company had reinsurance recoverables from Continental on paid and unpaid losses of $190 million and $219 million as of December 31, 2003 and 2002, in connection with the reinsurance agreement. The agreement provides for settlement of these reinsurance recoverables with Continental in 2004.

        In the event of a qualifying catastrophe, the Company also has access to reimbursement provided by the Florida Hurricane Catastrophe Fund ("FHCF") for 90% of hurricane losses in excess of approximately the first $289 million for each storm, up to an aggregate of $719 million (90% of approximately $800 million) in a single hurricane season, and $1.44 billion total reimbursement over two hurricane seasons. Additionally, in connection with the sale of the Company's reinsurance business to SCOR U.S. Corporation in 1996, the Company entered into a reinsurance agreement for the associated post-1984 reinsurance liabilities.

        With the exception of mandatory pools and facilities and the recoverable balances from Continental and Lloyd's of London discussed above, the largest reinsurance recoverable balance the Company had outstanding was $87 million and $91 million from Employers' Reinsurance Company at December 31, 2003 and 2002, respectively. No other amount due or estimated to be due from any single property-liability reinsurer was in excess of $57 million and $60 million at December 31, 2003 and 2002, respectively.

        The allowance for uncollectible reinsurance was $101 million and $85 million at December 31, 2003 and 2002, respectively. There were $1 million and $4 million of recoveries of previous year provisions in 2003 and 2002, respectively.

Allstate Financial

        The Company's Allstate Financial segment reinsures certain of its risks to other insurers under yearly renewable term, coinsurance, and modified coinsurance agreements. These agreements result in a passing of the agreed-upon percentage of risk to the reinsurer in exchange for negotiated reinsurance premium payments. Modified coinsurance is similar to coinsurance except that the cash and investments that support the liability for contract benefits are not transferred to the assuming company and settlements are made on a net basis between the companies.

        Allstate Financial ceded 90%, 80% or 60% of the mortality risk on certain life policies, depending upon the issue year and product, to a pool of fourteen unaffiliated reinsurers. In November 1998, Allstate Financial began ceding mortality risk on new business in excess of $2 million per life for individual coverage. For business sold prior to October 1998, Allstate Financial ceded mortality risk in excess of $1 million per life for individual coverage. As of December 31, 2003, $182.10 billion of life insurance in force was ceded to other companies. Total amounts recoverable from reinsurers at December 31, 2003 and 2002 were $1.22 billion and $1.08 billion, respectively.

10.   Deferred Policy Acquisition Costs

        Deferred policy acquisition costs for the years ended December 31 are as follows:

	2003
(in millions)	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$3,205	$1,180	$4,385
Acquisition costs deferred	816	3,665	4,481
Amortization charged to income	(538)	(3,520)	(4,058)
Effect of unrealized gains and losses	34	—	34

Balance, end of year	$3,517	$1,325	$4,842

	2002
(in millions)	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$3,286	$1,135	$4,421
Acquisition costs deferred	742	3,261	4,003
Amortization charged to income	(478)	(3,216)	(3,694)
Effect of unrealized gains and losses	(345)	—	(345)

Balance, end of year	$3,205	$1,180	$4,385

	2001
(in millions)	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$3,209	$1,100	$4,309
Acquisition costs deferred	698	3,095	3,793
Amortization charged to income	(402)	(3,060)	(3,462)
Effect of unrealized gains and losses	(219)	—	(219)

Balance, end of year	$3,286	$1,135	$4,421

        Amortization charged to income includes $46 million, $2 million and $17 million in 2003, 2002, and 2001, respectively, due to realized capital gains and losses.

11.   Capital Structure

Debt outstanding

        Total debt outstanding at December 31 consisted of the following:

(in millions)	2003	2002
7.875% Senior Notes, due 2005, callable	$902	$900
5.375% Senior Notes, due 2006, callable	545	550
7.20% Senior Notes, due 2009, callable	750	750
6.125% Senior Notes, due 2012	350	350
6.125% Senior Notes, due 2032	250	250
5.350% Senior Notes, due 2033	400	—
6.75% Notes, due 2003	—	300
6.00% Notes, due 2003, callable	—	3
7.83% Capital Securities, due 2045, callable	200	—
7.50% Debentures, due 2013	250	250
6.75% Senior Debentures, due 2018	250	250
6.90% Senior Debentures, due 2038	250	250
Synthetic lease VIE obligations, floating rates, due 2006	112	—
Investment management VIE obligations, floating rates, due 2012 to 2013	691	—
Structured investment security VIE obligations, due 2007	45	—
Floating rate notes, due 2009 to 2016, callable	77	104
Other various notes, due 2003 to 2008	1	4

Total long-term debt	5,073	3,961
Short-term debt and bank borrowings	3	279

Total debt	$5,076	$4,240

        Total debt outstanding by maturity at December 31 consisted of the following:

(in millions)	2003	2002
Due within one year or less	$3	$585
Due after one year through 5 years	1,605	1,451
Due after 5 years through 10 years	2,064	1,137
Due after 10 years through 20 years	304	567
Due after 20 years	1,100	500

Total debt	$5,076	$4,240

        In May 2003, the Company issued $400 million of 5.350% senior notes due 2033, the net proceeds of which were used to redeem the $300 million of 6.75% notes due in 2003 and for general corporate purposes.

        In December 2002, the Company issued $250 million of 6.125% senior notes due 2032, the net proceeds of which were used to redeem all of the 7.125% Debentures due 2097. In February 2002, the

Company issued $350 million of 6.125% senior notes due 2012, the net proceeds of which were used for general corporate purposes.

        Pursuant to the adoption of FIN 46, the Company is the primary beneficiary of a VIE used to acquire a headquarters office building and up to 38 automotive collision repair stores and, as a result, the VIE was consolidated in 2003. The impact of consolidation was to increase property and equipment, net and long-term debt by $112 million. Payments previously reported as operating costs and expenses are classified as interest expense.

        The Company was determined to be the primary beneficiary of two previously unconsolidated VIEs used to hold assets under the management of an affiliate on behalf of third-party investors ("investment management VIEs"). Accordingly, the investment management VIEs were consolidated as of December 31, 2003 resulting in an increase to long-term debt of $691 million.

        The Company also determined it is the primary beneficiary of a previously unconsolidated structured investment security considered a VIE under FIN 46. As a result, the VIE was consolidated in 2003 resulting in an increase in debt of $45 million in the 2003 consolidated financial statements.

        Additionally, the Company is the primary beneficiary of Allstate Financing II ("AF II"), a VIE, that issued $200 million of mandatorily redeemable preferred securities of subsidiary trust ("trust preferred securities"). AF II issued 200,000 shares of 7.83% trust preferred securities at $1,000 per share. The Company does not own any of the trust preferred securities which were issued to unrelated third parties and are considered the principal variable interests issued by AF II. As a result, the preferred securities which the Company previously consolidated, are no longer consolidated. The sole assets of AF II are junior subordinated debentures issued by the Company. The junior subordinated debentures held by AF II will mature on December 1, 2045 and are redeemable by the Company at a liquidation value of $1,039 per share in whole or in part beginning on December 1, 2006, at which time the trust preferred securities are callable. The liquidation value per share gradually declines each year and remains at a liquidation value of $1,000 per share on December 1, 2016. Dividends on the trust preferred securities are cumulative, payable semi-annually in arrears, and are deferrable at the Company's option for up to 5 years. Previously, the trust preferred securities were reported in the Consolidated Statements of Financial Position as mandatorily redeemable preferred securities of subsidiary trust and the dividends were reported in the Consolidated Statements of Operations as dividends on preferred securities of subsidiary trust. The impact of deconsolidation was to increase long-term debt and decrease mandatorily redeemable preferred securities of subsidiary trust by $200 million.

        The obligations of the Company with respect to the junior subordinated debentures and related instruments constitute full and unconditional guarantees by the Company of AF II's obligations under the trust preferred securities, including the payment of the liquidation or redemption price and any accumulated and unpaid interest and yield enhancements, but only to the extent of funds held by the trust.

        Allstate will be prohibited from paying dividends on its common stock and any preferred stock that it may issue, or repurchasing capital stock if the Company elects to defer dividend payments on these preferred securities. Dividends on the preferred securities have been reported as interest expense in the Consolidated Statements of Operations for the last six months of 2003 and were classified as minority interest and reported as dividends on preferred securities of subsidiary trust in the Consolidated Statements of Operations during 2002 and the first six months of 2003.

        The callable notes and debentures are subject to redemption at the Company's option in whole or in part at any time at the greater of either 100% of the principal amount plus accrued and unpaid interest to the redemption date or the discounted sum of the present values of the remaining scheduled payments of principal and interest and accrued and unpaid interest to the redemption date.

        To manage short-term liquidity, Allstate can issue commercial paper, draw on its credit facilities, and engage in securities repurchase and resale agreements (see Note 2). The Company maintains three credit facilities as a potential source of funds for The Allstate Corporation, AIC and ALIC. These include a $575 million five-year revolving line of credit expiring in 2006, a $575 million 364-day revolving line of credit expiring in 2004, and a $50 million one-year revolving line of credit expiring in 2004. The right to borrow from the five-year and 364-day lines of credit are subject to requirements customary for facilities of this size, type and purpose. For example, the Company's debt to consolidated net capital (as defined in the agreement) must not exceed a designated level. No amounts were outstanding under any of these lines of credit during 2003 and 2002. The Company had no commercial paper outstanding at December 31, 2003. The Company had commercial paper outstanding of $279 million with a weighted average interest rate of 1.25% at December 31, 2002.

        The Company paid $269 million, $269 million and $241 million of interest on debt in 2003, 2002 and 2001, respectively.

        The Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") in August 2003, under which up to an additional $2.80 billion of debt and equity securities, warrants for debt and equity securities, depositary shares representing debt and equity securities, trust preferred securities, and stock purchase contracts and stock purchase units may be issued.

Capital stock

        The Company had 900 million shares of issued common stock of which 704 million were outstanding and 196 million were held in treasury as of December 31, 2003. In 2003, the Company repurchased 4.2 million shares at an average cost of $35.68 pursuant to authorized share repurchase programs. At December 31, 2003, there was $1.35 billion remaining on the Company's authorized share repurchase programs.

Shareholder rights agreement

        In 2003, the Company announced it would terminate a Shareholder Rights Agreement and redeemed the "Rights" at a price of $0.01 per Right (approximately $7 million), payable on January 2, 2004. The Rights Agreement, under which all shareholders received a dividend distribution of one Right on each outstanding share of the Company's common stock, would have expired on February 12, 2009.

12.   Company Restructuring

        Restructuring and related charges include employee termination and relocation benefits, post-exit rent expenses, and a non-cash charge resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate's multiple agency programs to a single exclusive agency program.

        In 2003, the Company completed the restructuring program initiated in 2001 to improve the efficiency of its claims handling and certain other back-office processes primarily through a consolidation and reconfiguration of field claim offices, customer information centers and satellite offices ("2001 program"). The 2001 program resulted in a reduction of the total number of field claim offices and an increase in the average size of individual claim offices. In addition, two customer information centers and two satellite offices were closed. As part of the 2001 program, employees working in facilities selected for closure were given the option to either relocate or collect severance benefits. The Company realized approximately $175 million of annual pre-tax expense savings as a result of implementing the 2001 program.

        In 2002, the Company completed its program announced on November 10, 1999 to aggressively expand its selling and service capabilities and reduce current annual expenses by approximately $600 million. The reduction in expenses was achieved through field realignment, the reorganization of employee agents to a single exclusive agency independent contractor program, the closing of a field support center and four regional offices, and reduced employee related expenses and professional services as a result of reductions in force, attrition and consolidations.

        As a result of the 1999 program, Allstate established a $69 million restructuring liability during the fourth quarter of 1999 for certain employee termination costs and qualified exit costs. Additionally, during 2001, an additional $96 million was accrued in connection with the 2001 program for certain employee termination costs and qualified exit costs.

        The following table illustrates the inception to date change in the restructuring liability at December 31, 2003:

(in millions)	Employee costs	Exit costs	Total liability
Balance at December 31, 1999	$59	$10	$69
1999 program adjustments:
Net adjustments to liability	—	8	8
Payments applied against the liability	(53)	(18)	(71)
Incremental post-retirement benefits classified with OPEB liability	(6)	—	(6)

1999 program liability at December 31, 2003	—	—	—
2001 program adjustments:
Addition to liability for 2001 program	17	79	96
Net adjustments to liability	5	2	7
Payments applied against the liability	(22)	(60)	(82)

2001 program liability at December 31, 2003	—	21	21
Other programs:
Addition to liability for other programs	15	13	28
Payments applied against the liability	(9)	(1)	(10)

Other programs liability at December 31, 2003	6	12	18

Balance at December 31, 2003	$6	$33	$39

        The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.

13.   Commitments, Guarantees and Contingent Liabilities

Leases

        The Company leases certain office facilities and computer equipment. Total rent expense for all leases was $367 million, $425 million and $472 million in 2003, 2002 and 2001, respectively.

        Minimum rental commitments under noncancelable capital and operating leases with an initial or remaining term of more than one year as of December 31, 2003 are as follows:

(in millions)	Capital leases	Operating leases
2004	$2	$247
2005	2	191
2006	2	133
2007	2	103
2008	2	81
Thereafter	26	189

	$36	$944

Present value of minimum lease payments	$19

California Earthquake Authority

        Exposure to certain potential losses from earthquakes in California is limited by the Company's participation in the California Earthquake Authority ("CEA"), which provides insurance for California earthquake losses. The CEA is a privately-financed, publicly-managed state agency created to provide insurance coverage for earthquake damage. Insurers selling homeowners insurance in California are required to offer earthquake insurance to their customers either through their company or by participation in the CEA. The Company's homeowners policies continue to include coverages for losses caused by explosions, theft, glass breakage and fires following an earthquake, which are not underwritten by the CEA.

        Should losses arising from an earthquake cause a deficit in the CEA, additional funding would be obtained through assessments on participating insurance companies, reinsurance proceeds and bond issuances funded by future policyholder assessments. Participating insurers are required to pay an assessment, currently estimated not to exceed $2.18 billion, if the capital of the CEA falls below $350 million. Participating insurers are required to pay a second assessment, currently estimated not to exceed $1.46 billion, if aggregate CEA earthquake losses exceed $5.55 billion and the capital of the CEA falls below $350 million. At December 31, 2003, the CEA's capital balance was approximately $1.48 billion. If the CEA assesses its member insurers for any amount, the amount of future assessments on members is reduced by the amounts previously assessed. To date, the only assessment made by the CEA has been its initial assessment paid by participating insurers beginning in 1996. The authority of the CEA to assess participating insurers for the first assessment expires when it has completed twelve years of operation, at year-end 2008. All future assessments on participating CEA insurers are based on their CEA insurance market share as of December 31 of the preceding year. As of December 31, 2003, the Company's share of the CEA was 23%. Allstate does not expect its CEA market share to materially change. At this level, the Company's maximum possible CEA assessment would be $837 million. However, Allstate does not expect its portion of these additional contingent assessments, if any, to exceed $502 million, its share of the first assessment. This is based on the low likelihood of an event exceeding the CEA claims paying capacity of $5.55 billion, and therefore the need for a second assessment is remote. Management believes Allstate's exposure to earthquake losses in California has been significantly reduced as a result of its participation in the CEA.

Florida hurricane assessments

        Allstate Floridian Insurance Company ("Floridian") and Allstate Floridian Indemnity Company ("AFI") sell and service Allstate's Florida residential property policies and have access to reimbursements on certain qualifying Florida hurricanes, as well as exposure to assessments from the FHCF.

        The FHCF has the authority to issue bonds to pay its obligations to participating insurers, which are funded by assessments on all property and casualty premiums in the state, except accident and health insurance. These assessments are limited to 4% of premiums per year beginning the first year in which reimbursements require bonding, and up to a total of 6% of premiums per year for assessments in the second and subsequent years, if required to fund additional bonding. Insurers may recoup assessments immediately through increases in policyholder rates. A rate filing or any portion of a rate change attributable entirely to an assessment is deemed approved when made with the State of Florida Department of Insurance (the "Department"), subject to the Department's statutory authority to review the "adequacy" of any rate at any time.

        In addition, Floridian and AFI are subject to assessments from Citizens Property Insurance Corporation ("Citizens"), which was created by the state of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. Citizens can levy a Regular Assessment on participating companies for a deficit in any calendar year equal to the greater of 10% of the deficit or 10% of Florida property premiums industry-wide for the prior year. An insurer may recoup a Regular Assessment through a surcharge to policyholders subject to a cap on the amount that can be charged in any one year. If a deficit remains after the Regular Assessment, Citizens can also fund the remaining deficit by issuing bonds. The costs of these bonds are then funded through Emergency Assessments in subsequent years. Companies are required to collect the Emergency Assessments directly from residential property policyholders and remit them to Citizens as they are collected. Participating companies are obligated to purchase any unsold bonds issued by Citizens. In order to recoup its Citizens assessment, an insurer must file for a policy surcharge with the Department at least 15 days prior to imposing the surcharge on policies.

        While facilities such as the FHCF and Citizens are designed so that the ultimate cost is borne by policyholders, the exposure to assessments and the availability of recoveries from these facilities may not offset each other. Moreover, even if they do offset each other, they may not offset each other in the same fiscal period's financial statements. This would be due to the ultimate timing of the assessments and recoupments, as well as the possibility of policies not being renewed in subsequent years.

Other hurricane exposure

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

Guaranty funds

        Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. The Company's policy is to accrue assessments as the related written premium upon which the assessment is based is written. The Company's expenses related to these funds have totaled $61 million, $38 million and $52 million in 2003, 2002 and 2001, respectively.

PMI runoff support agreement

        The Company has certain limited rights and obligations under a capital support agreement ("Runoff Support Agreement") with PMI Mortgage Insurance Company ("PMI"), the primary operating subsidiary of PMI Group. Under the Runoff Support Agreement, the Company would be required to pay claims on PMI policies written prior to October 28, 1994 if PMI fails certain financial covenants and fails to pay such claims. In the event any amounts are so paid, the Company would receive a commensurate amount of preferred stock or subordinated debt of PMI Group or PMI. The Runoff Support Agreement also restricts PMI's ability to write new business and pay dividends under certain circumstances. Management does not believe this agreement will have a material adverse effect on results of operations, liquidity or financial position of the Company.

Guarantees

        The Company provides residual value guarantees on Company leased automobiles. If all outstanding leases were terminated effective December 31, 2003, the Company's maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $19 million at December 31, 2003. The remaining term of each residual value guarantee is equal to the term of the underlying lease that range from less than one year to three years. Historically, the Company has not made any material payments pursuant to these guarantees.

        The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. Additionally, the Company has written credit default swaps that obligate the Company to make a payment upon the occurrence of specified credit events. In the event all such specified credit events were to occur, the Company's maximum amount at risk on these fixed income securities and written credit default swaps, as measured by the par value and notional value, respectively, was $132 million at December 31, 2003. The obligations associated with these fixed income securities and written credit default swaps expire at various times during the next seven years.

        Lincoln Benefit Life Company ("LBL"), a wholly owned subsidiary of ALIC, has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program. LBL has issued a repayment guarantee on the outstanding commercial paper balance that is fully collateralized by the cash surrender value of the universal life insurance contracts. At December 31, 2003, the amount due under the commercial paper program is $300 million and the cash surrender value of the policies is $306 million. The repayment guarantee expires April 30, 2006.

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

        Pursuant to their respective bylaws, the Company and its subsidiaries indemnify their respective directors, officers and non-officer employees for liabilities and expenses arising from litigation in specified circumstances. In addition, they indemnify individuals serving at the request of the Company as a director or officer or in a similar capacity in another entity. Since these indemnifications are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnifications.

        The aggregate liability balance related to all guarantees was not material as of December 31, 2003.

Regulation

        The Company is subject to changing social, economic and regulatory conditions. Recent state and federal regulatory initiatives and proceedings have included efforts to influence and restrict premium rates in a manner adverse to insurers, restrict the ability of insurers to cancel policies, limit insurers' ability to impose underwriting standards, remove barriers preventing banks from engaging in the securities and insurance businesses, change tax laws affecting the taxation of insurance companies and the tax treatment of insurance products or competing non-insurance products that may impact the relative desirability of various personal investment products and otherwise expand overall regulation of insurance products and the insurance industry. The ultimate changes and eventual effects of these initiatives on the Company's business, if any, are uncertain.

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

        There are a number of statewide and nationwide class action lawsuits pending against Allstate alleging that its failure to pay "inherent diminished value" to insureds under the collision, comprehensive, uninsured motorist property damage, or auto property damage liability provisions of auto policies constitutes breach of contract and fraud. Plaintiffs define "inherent diminished value" as the difference between the market value of the insured automobile before an accident and the market value after repair. Plaintiffs allege that they are entitled to the payment of inherent diminished value under the terms of the policy. To a large degree, these lawsuits mirror similar lawsuits filed against other carriers in the industry. These lawsuits are pending in various state and federal courts, and they are in various stages of development. A class has been certified in only one case, a multi-state class action. The Company has been vigorously defending these lawsuits and, since 1998, has been implementing policy language in more than 40 states reaffirming that its collision and comprehensive coverages do not include diminished value claims. The outcome of these disputes is currently uncertain.

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

        One putative statewide and a number of putative nationwide class action lawsuits have been filed in various courts seeking actual and punitive damages from Allstate alleging that Allstate violated the Fair Credit Reporting Act or state law by failing to provide appropriate notices to applicants and/or policyholders when adverse action was taken as a result of information in a consumer report or by ordering consumer reports without a permissible purpose. These cases have been centralized in the federal court in Nashville, Tennessee. The Company is also defending a putative nationwide class action that alleges that the Company discriminates against non-Caucasian policyholders, through underwriting and rate-making practices including the use of credit by charging them higher premiums. The Company is also defending two putative statewide class actions challenging its use of credit under certain state insurance statutes. The Company denies these allegations and has been vigorously defending these lawsuits. The outcome of these disputes is currently uncertain.

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

        Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of an increasing number of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts. This litigation is based on a variety of issues including insurance and claim settlement practices. The outcome of these disputes is currently unpredictable. However, at this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

Asbestos and environmental

        Establishing net loss reserves for asbestos, environmental and other discontinued lines claims is subject to uncertainties that are greater than those presented by other types of claims. Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, unresolved legal issues regarding the determination, availability and timing of exhaustion of policy limits, evolving and expanding theories of liability, availability and collectibility of recoveries from reinsurance, retrospectively determined premiums and other contractual agreements, and estimating the extent and timing of any contractual liability, and other uncertainties. There are complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are covered, or were ever intended to be covered, and could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean-up costs represent insured property damage. Management believes these issues are not likely to be resolved in the near future, and the ultimate cost may vary materially from the amounts currently recorded resulting in an increase in loss reserves.

        Allstate's reserves for asbestos claims were $1.08 billion and $635 million, net of reinsurance recoverables of $504 million and $269 million at December 31, 2003 and 2002, respectively. Reserves for environmental claims were $257 million and $304 million, net of reinsurance recoverables of $58 million and $89 million at December 31, 2003 and 2002, respectively. Approximately 60% and 54% of the total net asbestos and environmental reserves at December 31, 2003 and 2002, respectively, were for incurred but not reported estimated losses. The 3-year average survival ratios for net asbestos and environmental reserves excluding commutations, policy buy-backs and settlement agreements were 16.9 and 11.3 at December 31, 2003 and 2002, respectively.

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

14.   Income Taxes

        A consolidated federal income tax return is filed by the Company and its eligible domestic subsidiaries. Tax liabilities and benefits realized by the consolidated group are allocated as generated by the respective entities. Tax liabilities and benefits of ineligible domestic subsidiaries are computed separately based on taxable income of the individual subsidiary and reported on separate federal tax returns.

        The Internal Revenue Service ("IRS") has completed its review of the Company's federal income tax returns through the 1996 tax year. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material impact on the financial position, liquidity or results of operations of the Company.

        The components of the deferred income tax assets and liabilities at December 31 are as follows:

(in millions)	2003	2002
Deferred assets
Discount on loss reserves	$452	$462
Unearned premium reserve	620	605
Life and annuity reserves	734	689
Other postretirement benefits	249	240
Pension	—	247
Other assets	488	458

Total deferred assets	2,543	2,701
Deferred liabilities
Deferred policy acquisition costs	(1,549)	(1,431)
Unrealized net capital gains	(1,679)	(1,399)
Pension	(237)	—
Other liabilities	(181)	(130)

Total deferred liabilities	(3,646)	(2,960)

Net deferred liability	$(1,103)	$(259)

        Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized based on the assumption that certain levels of income will be achieved. The total amount of the valuation allowance reducing deferred tax assets was $8 million and $8 million at December 31, 2003 and 2002, respectively.

        The components of income tax expense for the years ended December 31 are as follows:

(in millions)	2003	2002	2001
Current	$538	$(8)	$113
Deferred	308	73	(40)

Total income tax expense	$846	$65	$73

        The Company paid income taxes of $279 million and $378 million in 2003 and 2001, respectively, and received income tax refunds of $14 million in 2002. The Company had a current income tax payable of $125 million and a current income tax receivable of $111 million at December 31, 2003 and 2002, respectively.

        A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

	2003	2002	2001
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income	(9.1)	(20.0)	(23.0)
Dividends received deduction	(0.7)	(1.5)	(1.9)
International dispositions	—	(1.1)	(4.9)
Adjustment to prior year tax liabilities	(1.6)	(8.5)	(1.4)
Other	0.1	0.4	1.9

Effective income tax rate	23.7%	4.3%	5.7%

        Prior to January 1, 1984, ALIC and certain other life insurance subsidiaries included in the Allstate Financial segment were entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. The balance in this account at December 31, 2003, approximately $105 million, will result in federal income taxes payable of $37 million if distributed by these companies. No provision for taxes has been made as the Company's affected subsidiaries have no plan to distribute amounts from this account. No further additions to the account have been permitted since 1983.

15.   Statutory Financial Information

        The following table reconciles consolidated net income for the years ended December 31, and consolidated shareholders' equity at December 31, as reported herein in conformity with GAAP with total statutory net income and capital and surplus of Allstate's domestic insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities:

	Net income			Shareholders' equity
(in millions)	2003	2002	2001	2003	2002
Amount per GAAP	$2,705	$1,134	$1,158	$20,565	$17,438
Parent company and undistributed net income of certain subsidiaries	(33)	75	134	1,572	2,329
Unrealized gain/loss on fixed income securities	—	—	—	(4,564)	(4,481)
Deferred policy acquisition costs	(436)	(316)	(347)	(4,766)	(4,314)
Deferred income taxes	303	71	(32)	2,402	1,790
Employee benefits	211	71	20	658	608
Financial statement impact of acquisitions/dispositions	(9)	267	11	(706)	(697)
Reserves and non-admitted assets	393	29	52	677	1,058
Intercompany dividends included in statutory net income	327	258	372	—	—
Other	120	129	110	449	192

Amount per statutory accounting practices	$3,581	$1,718	$1,478	$16,287	$13,923

Amounts by major business type:
Property-Liability	$2,976	$1,626	$1,213	$12,541	$10,515
Allstate Financial	605	92	265	3,746	3,408

Amount per statutory accounting practices	$3,581	$1,718	$1,478	$16,287	$13,923

        The Property-Liability statutory capital and surplus balances above exclude wholly-owned subsidiaries included in the Allstate Financial segment.

        AIC and each of its domestic property-liability and Allstate Financial subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

        All states require domiciled insurance companies to prepare statutory-basis financial statements in conformity with the NAIC Accounting Practices and Procedures Manual ("Codification"), subject to any deviations prescribed or permitted by the applicable insurance commissioner and/or director.

Dividends

        The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company, receipt of dividends from AIC and other relevant factors. The payment of shareholder dividends by AIC without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. Notification and approval of inter-company lending activities is also required by the Illinois Department of Insurance ("IL DOI") for transactions that exceed a level that is based on a formula using statutory admitted assets and statutory surplus.

        In the twelve-month period beginning January 1, 2003, AIC paid dividends of $1.18 billion, which was less than the maximum amount allowed under Illinois insurance law without the prior approval of the IL DOI based on 2002 formula amounts. Based on 2003 AIC statutory net income, the maximum amount of dividends AIC will be able to pay without prior IL DOI approval at a given point in time during 2004 is $2.71 billion, less dividends paid during the preceding twelve months measured at that point in time.

Risk-based capital

        The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. At December 31, 2003, RBC for each of the Company's domestic insurance subsidiaries was above levels that would require regulatory actions.

16.   Benefit Plans

Pension and other postretirement plans

        Defined benefit pension plans cover most full-time employees, certain part-time employees and employee-agents. Benefits under the pension plans are based upon the employee's length of service and eligible annual compensation. A cash balance formula was added to the Allstate Retirement Plan effective January 1, 2003. All eligible employees hired before August 1, 2002 were provided with a one-time opportunity to choose between the cash balance formula and the final average pay formula. The cash balance formula applies to all eligible employees hired after August 1, 2002.

        The Company also provides certain health care and life insurance subsidies for employees hired before January 1, 2003 when they retire ("Postretirement benefits"). Qualified employees may become eligible for these benefits if they retire in accordance with the Company's established retirement policy and are continuously insured under the Company's group plans or other approved plans in accordance with the plan's participation requirements. The Company shares the cost of the retiree medical benefits with retirees based on years of service, with the Company's share being subject to a 5% limit on annual medical cost inflation after retirement. The Company has the right to modify or terminate these plans.

Obligations and funded status

        The Company calculates benefit obligations based upon generally accepted actuarial methodologies using the projected benefit obligation ("PBO") for pension plans and the accumulated postretirement benefit obligation for other postretirement plans. The determination of pension costs and other postretirement obligations as of December 31 are determined using an October 31 measurement date. The benefit obligations are the actuarial present value of all benefits attributed to employee service rendered. The PBO is measured using the pension benefit formula and assumptions as to future compensation levels. A plan's funded status is calculated as the difference between the benefit obligation and the fair value of plan assets. The Company's funding policy for the pension plans is to make annual contributions in accordance with regulations under the Internal Revenue Code ("IRC") and in accordance with generally accepted actuarial principles. The Company's postretirement benefit plans are not funded.

        A reconciliation of the plans' funded status to amounts recognized in the Consolidated Statements of Financial Position as of December 31 is as follows:

	Pension benefits		Postretirement benefits
(in millions)	2003	2002	2003	2002
Fair value of plan assets	$3,437	$2,322	$—	$—
Benefit obligation	4,317	3,684	1,163	1,032

Funded status	(880)	(1,362)	(1,163)	(1,032)
Amounts not recognized:
Unamortized prior service cost	(32)	(34)	(16)	(17)
Unrecognized net actuarial loss (gain)	2,044	1,948	277	193

Net amount recognized	$1,132	$552	$(902)	$(856)

Prepaid benefit costs	$814	$—	$—	$—
Accrued benefit cost	(243)	(719)	(902)	(856)
Intangible assets	9	10	—	—
Accumulated other comprehensive income	552	1,261	—	—

Net amount recognized	$1,132	$552	$(902)	$(856)

        The majority of the $2.04 billion and $1.95 billion of unrecognized net actuarial pension benefit losses in 2003 and 2002, respectively, reflect the effect of unfavorable equity market conditions on the value of the pension plan assets and increases in the PBO resulting from decreases in the discount rate. Allstate amortizes its excess unrecognized net actuarial losses over the average remaining service period of active employees expected to receive benefits.

        The accumulated benefit obligation ("ABO") for all defined benefit pension plans was $3.62 billion and $3.04 billion at December 31, 2003, and 2002, respectively. The ABO is the actuarial present value of all benefits attributed by the pension benefit formula to employee service rendered. However, it differs from the PBO due to the exclusion of an assumption as to future compensation levels. A minimum pension liability is recognized as a reduction to accumulated other comprehensive income when the ABO exceeds the fair value of plan assets. In 2003, the minimum pension liability declined by $461 million and was reported as an increase to accumulated other comprehensive income. In 2002, the Company recorded an increase in the minimum pension liability of $737 million, which was reported as a reduction to accumulated other comprehensive income.

        The PBO, ABO, and fair value of plan assets for the Company pension plans with an ABO in excess of plan assets were $945 million, $934 million, and $692 million, respectively, as of December 31, 2003, and $3.68 billion, $3.04 billion, and $2.32 billion, respectively, as of December 31, 2002.

        Included in the accrued benefit cost of the pension benefits are certain unfunded non-qualified plans and accrued benefit costs of $83 million and $77 million for 2003 and 2002, respectively.

        The changes in benefit obligations for all plans for the years ended December 31 are as follows:

	Pension benefits		Postretirement benefits
(in millions)	2003	2002	2003	2002
Change in benefit obligation
Benefit obligation, beginning of year	$3,684	$3,225	$1,032	$945
Service cost	134	123	18	16
Interest cost	254	233	71	67
Participant contributions	1	—	32	24
Plan amendments	—	(35)	—	—
Actuarial loss	472	407	91	49
Benefits paid	(250)	(269)	(84)	(69)
Translation adjustment and other	22	—	3	—

Benefit obligation, end of year	$4,317	$3,684	$1,163	$1,032

        Benefits paid include lump sum distributions, a portion of which may trigger settlement accounting treatment.

Components of net periodic cost/(benefit)

        The components of net periodic cost for all plans for the years ended December 31 are as follows:

	Pension benefits			Postretirement benefits
(in millions)	2003	2002	2001	2003	2002	2001
Service cost	$134	$123	$90	$18	$16	$11
Interest cost	254	233	226	71	67	61
Expected return on plan assets	(221)	(306)	(344)	—	—	—
Amortization of:
Prior service costs	(3)	5	(1)	(1)	(1)	(1)
Unrecognized transition obligation	(1)	1	2	—	—	—
Net loss (gain)	92	11	(14)	8	5	—
Settlement loss	43	59	35	—	—	—

Net periodic cost (benefit)	$298	$126	$(6)	$96	$87	$71

Assumptions

        Weighted average assumptions used to determine net pension cost and net postretirement benefit cost for the years ended December 31 are:

	Pension benefits			Postretirement benefits
	2003	2002	2001	2003	2002	2001
Weighted average discount rate	7.0%	7.25%	8.25%	7.0%	7.25%	8.25%
Rate of increase in compensation levels	4.0-5.0	4.0-5.0	4.0-5.0	n/a	n/a	n/a
Expected long-term rate of return on plan assets	8.5	9.5	9.5	n/a	n/a	n/a

        Weighted-average assumptions used to determine benefit obligations at December 31, based on an October 31 measurement date, are:

	Pension benefits		Postretirement benefits
	2003	2002	2003	2002
Discount rate	6.25%	7.0%	6.25%	7.0%
Rate of increase in compensation levels	4.0-5.0	4.0-5.0	n/a	n/a

        The weighted average health care cost trend rate used in measuring the accumulated postretirement benefit cost is 11.90% for 2004, gradually declining to 5.50% in 2010 and remaining at that level thereafter.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one percentage-point increase in assumed health care cost trend rates would increase the total of the service and interest cost components of net periodic benefit cost of other postretirement benefits and the accumulated postretirement benefit obligation by $5 million and $57 million, respectively. A one percentage-point decrease in assumed health care cost trend rates would decrease the total of the service and interest cost components of net periodic benefit cost of other postretirement benefits and the accumulated postretirement benefit obligation by $8 million and $89 million, respectively.

Plan Assets

        The pension plans target percentage of plan assets at 2003 and the actual percentage of plan assets, by asset category and the respective long-term rate of return at December 31 are as follows:

	Target percentage of plan assets	Percentage of plan assets
Asset Category
	2003	2003	2002
Equity securities	66%	63%	65%
Fixed income securities	29	32	29
Real estate	1	—	—
Other	4	5	6

Total	100%	100%	100%

        The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. This assumption is reviewed annually giving consideration to appropriate financial data including, but not limited to, the plan asset allocation, the period over which benefits will be paid, historical returns on plan assets and other relevant market data. As of the 2003 measurement date, the arithmetic average of the annual actual return on plan assets for the most recent 10 and 5 years was 9.8% and 2.0%, respectively. This is consistent with the allocation used to determine the long-term return on plan assets assumption at December 31, 2003 and 2002 of 8.5%.

        The change in pension plan assets for the years ended December 31 is as follows:

	Pension benefits
(in millions)	2003	2002
Fair value of plan assets, beginning of year	$2,322	$2,532
Actual return on plan assets	475	(209)
Employer contribution	871	267
Benefits paid	(250)	(269)
Foreign currency translation adjustment	19	1

Fair value of plan assets, end of year	$3,437	$2,322

Cash Flows

        There was no minimum funding requirement under the IRC for the tax qualified pension plans as of December 31, 2003. The company currently plans to contribute $161 million to its pension plans in 2004. This plan is subject to revision at the discretion of management.

        The Company contributed to the postretirement benefit plans $51 million and $45 million in 2003 and 2002, respectively. The Company estimates that it will contribute $52 million for its postretirement benefit plans in 2004. Contributions by participants to the postretirement benefit plans were $32 million and $24 million for the years ending December 31, 2003 and 2002, respectively.

Estimated Future Benefit Payments

        Estimated future payments at December 31, 2003 are as follows:

(in millions)	Pension benefits	Postretirement benefits
2004	$168	$52
2005	180	55
2006	203	58
2007	232	61
2008	256	63
2009 to 2013	2,069	360

Total benefit payments	$3,108	$649

Profit sharing plans

        Employees of the Company, with the exception of those employed by the Company's Canadian subsidiaries, AHL and Sterling, are eligible to become members of The Savings and Profit Sharing Fund of Allstate Employees ("Allstate Plan"). Effective January 1, 2004, employees of AHL became eligible to become members of the Allstate Plan. The Company's contributions are based on the Company's matching obligation and performance. The Allstate Plan includes an ESOP to pre-fund a portion of the Company's anticipated contribution. In connection with the Allstate Plan, the Company has a note from the ESOP with a current principal balance of $94 million. The ESOP note has a fixed interest rate of 7.9% and matures in 2019.

        The Company's contribution to the Allstate Plan was $125 million, $120 million and $42 million in 2003, 2002, and 2001, respectively. These amounts were reduced by the ESOP benefit computed for the years ended December 31 as follows:

(in millions)	2003	2002	2001
Interest expense recognized by ESOP	$8	$10	$11
Less dividends accrued on ESOP shares	(14)	(26)	(19)
Cost of shares allocated	24	27	12

	18	11	4
Reduction of defined contribution due to ESOP	128	120	41

ESOP benefit	$(110)	$(109)	$(37)

        The Company contributed $34 million, $10 million and $10 million to the ESOP in 2003, 2002 and 2001, respectively. At December 31, 2003, total committed to be released, allocated and unallocated ESOP shares were 3 million, 23 million, and 13 million, respectively.

        Allstate has profit sharing plans for eligible employees of its Canadian insurance subsidiaries, AHL and Sterling. Profit sharing expense for these plans is not significant.

17.   Equity Incentive Plans

        The Company has three equity incentive plans which provide the Company the authority to grant nonqualified stock options, incentive stock options and restricted or unrestricted shares of the Company's stock to certain employees and directors of the Company. A maximum of 78.1 million shares of common stock will be subject to awards under the plans, subject to adjustment in accordance with the plans' terms. At December 31, 2003 and 2002, 26.9 million and 31.8 million shares, respectively, were reserved and remained available for future issuance under these plans. To date, the Company has not issued incentive stock options. During 2003 and 2002, the Company issued 1.1 million and 0.1 million shares of restricted stock, respectively, to employees under the plans. Generally, the restricted shares unrestrict in full on the fourth anniversary of the grant date, with awards subject to forfeiture upon termination (other than termination due to retirement, upon which shares continue to unrestrict as provided for in the original grant).

        The Company records compensation expense for the restricted shares over the vesting period and as of December 31, 2003 the unamortized cost of the restricted shares is included in deferred compensation expense as a component of shareholders' equity. In 2003, the Company began prospectively expensing the fair value of all stock options granted in 2003 in accordance with SFAS 148 (see Note 2). The Company recognized $9 million, after-tax of compensation cost related to its employee plan in 2003. In prior years, the Company applied APB Opinion No. 25 and related Interpretations in accounting for its employee equity incentive plans. Accordingly, no compensation cost was recognized in 2002 and 2001 for its employee plan as the exercise price of the options equaled the market price at the grant date.

        Options are granted under the plans at exercise prices equal to the fair value of the Company's common stock on the applicable grant date. The options granted under the Allstate plans generally vest ratably over a three or four-year period. The options granted may be exercised when vested and will expire ten years after the date of grant.

        The changes in stock options for the years ended December 31 are as follows:

(number of shares in thousands)	2003	Weighted average exercise price	2002	Weighted average exercise price	2001	Weighted average exercise price
Beginning balance	31,957	$33.57	25,544	$32.96	22,300	$28.67
Granted	4,724	32.28	8,508	33.52	6,259	41.98
Exercised	(3,198)	25.34	(1,263)	20.42	(2,703)	18.37
Canceled or expired	(886)	35.90	(832)	34.53	(312)	33.27

Ending balance	32,597	34.12	31,957	33.57	25,544	32.96

Exercisable	18,448	34.11	16,026	32.40	12,274	30.24

Weighted average fair value (at grant date) for options granted during the year	$8.08		$8.81		$12.48

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2003, 2002 and 2001; dividend yield of 2.7%, 2.5% and 1.6%, respectively; volatility factor of 30%; risk-free interest rate of 3.15%, 4.94% and 5.22%, respectively; and expected life of six years.

        Information on the range of exercise prices for options outstanding as of December 31, 2003 is as follows:

(number of shares in thousands)	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at 12/31/2003	Weighted average exercise price	Weighted average remaining contractual life	Number exercisable at 12/31/2003	Weighted average exercise price
$8.75 - $17.26	1,169	$13.90	1.34 years	1,169	$13.90
$17.50 - $27.91	4,485	25.79	5.88	3,341	25.60
$28.69 - $39.50	18,753	33.88	7.26	8,525	35.07
$39.67 - $50.72	8,190	42.12	6.53	5,413	42.23

	32,597	34.12	6.67	18,448	34.11

        The following table illustrates the effect on net income and earnings per share as if the fair value based method, adopted prospectively by the Company on January 1, 2003, had been applied to all outstanding and unvested awards in each period:

(in millions except per share data)	2003	2002	2001
Net income, as reported	$2,705	$1,134	$1,158
Add: Employee stock option expense included in reported net income, after-tax	9	—	—
Deduct: Total employee stock option expense determined under fair value based method for all awards, after-tax	(40)	(40)	(30)

Pro forma net income	$2,674	$1,094	$1,128

Earnings per share—basic
As reported	$3.85	$1.60	$1.61
Pro forma	3.80	1.55	1.57
Earnings per share—diluted
As reported	3.83	1.60	1.60
Pro forma	3.79	1.54	1.56

18.   Business Segments

        Allstate management is organized around products and services, and this structure is considered in the identification of its four reportable segments. These segments and their respective operations are as follows:

        Allstate Protection sells principally private passenger auto and homeowners insurance in the United States and Canada. Revenues generated outside the United States were $596 million, $509 million and $518 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company evaluates the results of this segment based upon premium growth and underwriting results.

        Discontinued Lines and Coverages consists of business no longer written by Allstate, including results from environmental, asbestos and other discontinued lines exposures, and certain commercial and other business in run-off. This segment also includes the historical results of the commercial and reinsurance businesses sold in 1996. The Company evaluates the results of this segment based upon underwriting results.

        Allstate Financial markets a broad line of life insurance, savings and retirement products in the United States. Life insurance products primarily include traditional life, including term and whole life, and interest-sensitive life insurance. Savings and retirement products primarily consist of fixed annuities, market value adjusted annuities, variable annuities, equity-indexed annuities, treasury-linked annuities and immediate annuities. Revenues generated outside the United States were immaterial with respect to Allstate Financial total revenues for the years ended December 31, 2003, 2002 and 2001. The Company evaluates the results of this segment based upon invested asset growth, face amount of life insurance in force and operating income.

        Corporate and Other comprises holding company activities and certain non-insurance operations.

        Allstate Protection and Discontinued Lines and Coverages together comprise Property-Liability. The Company does not allocate Property-Liability investment income, realized capital gains and losses, or assets to the Allstate Protection and Discontinued Lines and Coverages segments. Management reviews assets at the Property-Liability, Allstate Financial, and Corporate and Other levels for decision-making purposes.

        The accounting policies of the business segments are the same as those described in Note 2. The effects of certain inter-segment transactions are excluded from segment performance evaluation and therefore eliminated in the segment results.

Measuring segment profit or loss

        The measure of segment profit or loss used by Allstate's management in evaluating performance is underwriting income for the Allstate Protection and Discontinued Lines and Coverages segments and operating income for Property-Liability operations and Allstate Financial and Corporate and Other segments. A reconciliation of these measures to income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax, is provided below.

        Underwriting income (loss) is premiums earned, less claims and claims expenses ("losses"), amortization of DAC, operating costs and expenses, amortization of goodwill and restructuring and related charges as determined using GAAP.

        Operating income is income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax, excluding:

  •
  realized capital gains and losses, after-tax, except for periodic settlements and accruals on non-hedge derivative instruments, which are reported with realized capital gains and losses but included in operating income,

  •
  amortization of DAC, to the extent that it resulted from the recognition of realized capital gains and losses, and

  •
  gain (loss) on disposition of operations, after-tax.

        Summarized revenue data for each of the Company's business segments for the years ended December 31 are as follows:

(in millions)	2003	2002	2001
Revenues
Property-Liability
Property-liability insurance premiums
Allstate Protection	$24,664	$23,351	$22,182
Discontinued Lines and Coverages	13	10	15

Total property-liability insurance premiums	24,677	23,361	22,197
Net investment income	1,677	1,656	1,745
Realized capital gains and losses	288	(496)	(133)

Total Property-Liability	26,642	24,521	23,809
Allstate Financial
Life and annuity premiums and contract charges	2,304	2,293	2,230
Net investment income	3,233	3,121	2,962
Realized capital gains and losses	(85)	(432)	(221)

Total Allstate Financial	5,452	4,982	4,971
Corporate and Other
Service fees	13	40	43
Net investment income	62	72	83
Realized capital gains and losses	(7)	4	2

Total Corporate and Other before reclassification of service fees	68	116	128
Reclassification of service fees(1)	(13)	(40)	(43)

Total Corporate and Other	55	76	85

Consolidated Revenues	$32,149	$29,579	$28,865

(1)
For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

        Summarized financial performance data for each of the Company's reportable segments for the years ended December 31 are as follows:

(in millions)	2003	2002	2001
Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax
Property-Liability
Underwriting income (loss)
Allstate Protection	$1,903	$497	$(627)
Discontinued Lines and Coverages	(571)	(234)	(24)

Total underwriting income (loss)	1,332	263	(651)
Net investment income	1,677	1,656	1,745
Income tax expense on operations	682	290	42

Operating income	2,327	1,629	1,052
Gain (loss) on disposition of operations, after-tax	3	6	(40)
Realized capital gains and losses, after-tax	192	(314)	(83)

Property-Liability income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	2,522	1,321	929
Allstate Financial
Life and annuity premiums and contract charges	2,304	2,293	2,230
Net investment income	3,233	3,121	2,962
Periodic settlements and accruals on non-hedge derivative financial instruments	23	5	6
Contract benefits and interest credited to contractholder funds	3,697	3,534	3,404
Operating costs and expenses and amortization of deferred acquisition costs	1,164	1,125	981
Restructuring and related charges	7	2	8
Income tax expense on operations	243	202	278

Operating income	449	556	527
Gain (loss) on disposition of operations, after-tax	(29)	(4)	—
Realized capital gains and losses, after-tax	(53)	(287)	(143)
Reclassification of periodic settlements and accruals on non-hedge financial instruments, after-tax	(15)	(3)	(4)
Amortization of deferred acquisition costs on realized capital gains and losses, after-tax	(30)	(1)	(11)

Allstate Financial income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	322	261	369
Corporate and Other
Service fees(1)	13	40	43
Net investment income	62	72	83
Operating costs and expenses	291	322	302
Income tax benefit on operations	(102)	(100)	(89)

Operating loss	(114)	(110)	(87)
Realized capital gains and losses, after-tax	(5)	3	1

Corporate and Other loss before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	(119)	(107)	(86)

Consolidated income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	$2,725	$1,475	$1,212

(1)
For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

        Additional significant financial performance data for each of the Company's reportable segments for the years ended December 31 are as follows:

(in millions)	2003	2002	2001
Amortization of deferred policy acquisition costs
Property-Liability	$3,520	$3,216	$3,060
Allstate Financial	538	478	402

Consolidated	$4,058	$3,694	$3,462

Income tax expense
Property-Liability	$780	$112	$(31)
Allstate Financial	170	52	192
Corporate and Other	(104)	(99)	(88)

Consolidated	$846	$65	$73

        Interest expense is primarily incurred in the Corporate and Other segment. Capital expenditures for long-lived assets are generally made in the Property-Liability segment. A portion of these long-lived assets are used by entities included in the Allstate Financial and Corporate and Other segments, and accordingly, are charged expenses in proportion to their use.

        Summarized data for total assets and investments for each of the Company's reportable segments as of December 31 are as follows:

(in millions)	2003	2002	2001
Assets
Property-Liability	$49,191	$43,812	$42,182
Allstate Financial	82,890	72,566	65,706
Corporate and Other	2,061	1,048	1,287

Consolidated	$134,142	$117,426	$109,175

Investments
Property-Liability	$37,859	$34,253	$32,446
Allstate Financial	62,895	55,264	46,066
Corporate and Other	2,327	1,133	1,364

Consolidated	$103,081	$90,650	$79,876

19.   Other Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis for the years ended December 31 are as follows:

	2003			2002			2001
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax	Pretax	Tax	After- tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$960	$(336)	$624	$375	$(131)	$244	$(564)	$197	$(367)
Less: reclassification adjustment	162	(57)	105	(879)	308	(571)	(258)	90	(168)

Unrealized net capital gains (losses)	798	(279)	519	1,254	(439)	815	(306)	107	(199)
Cumulative effect of change in accounting for derivative and embedded derivative financial instruments	—	—	—	—	—	—	8	(3)	5
Net gains (losses) on derivative arising during the period	1	—	1	(5)	2	(3)	3	(1)	2
Less: reclassification adjustment for derivative instruments	(5)	2	(3)	(2)	1	(1)	(2)	1	(1)

Unrealized net capital gains (losses) and net gains (losses) on derivative instruments	804	(281)	523	1,251	(438)	813	(293)	102	(191)
Unrealized foreign currency translation adjustments	60	(21)	39	(9)	3	(6)	17	(6)	11
Unrealized minimum pension liability adjustments	710	(249)	461	(1,134)	397	(737)	(128)	45	(83)

Other comprehensive income (loss)	$1,574	$(551)	$1,023	$108	$(38)	$70	$(404)	$141	$(263)

20.   Quarterly Results (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in millions except per share data)	2003	2002	2003	2002	2003	2002	2003	2002
Revenues	$7,861	$7,298	$7,899	$7,455	$8,127	$7,239	$8,262	$7,587
Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	668	429	590	346	692	250	775	450
Net income	665	95	588	344	691	248	761	447
Earnings per share-Basic:
Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	0.95	0.60	0.84	0.49	0.99	0.36	1.09	0.63
Net income	0.95	0.14	0.84	0.48	0.98	0.35	1.08	0.63
Earnings per share-Diluted:
Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	0.94	0.60	0.84	0.49	0.98	0.36	1.09	0.63
Net income	0.94	0.14	0.84	0.48	0.97	0.35	1.08	0.63

Independent Auditors' Report

TO THE BOARD OF DIRECTORS AND
SHAREHOLDERS OF THE ALLSTATE CORPORATION

        We have audited the accompanying Consolidated Statements of Financial Position of The Allstate Corporation and subsidiaries (collectively, "the Company") as of December 31, 2003 and 2002, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, in 2003, the Company changed its method of accounting for stock-based compensation, embedded derivatives in modified coinsurance agreements, and variable interest entities. As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 4, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

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

        During the fiscal quarter ended December 31, 2003, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant

        Information regarding directors of The Allstate Corporation is incorporated in this Item 10 by reference to the descriptions in the Proxy Statement under the captions "Items to be Voted On—Item 1. Election of Directors."

        Information regarding audit committee financial experts is incorporated in this Item 10 by reference to the discussion of director independence in the Proxy Statement under the captions "Corporate Governance Practices—Independence Determinations of Nominees for Election" and to the discussion of the Audit Committee in the Proxy Statement under the captions "Corporate Governance Practices—Board Structure, Meetings and Board Committees—Audit Committee."

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

        We have adopted a Code of Ethics that applies to all of our employees, including our principal executive officer, principal financial officer, and controller. The text of our Code of Ethics is posted on our Internet website, allstate.com.

Item 11. Executive Compensation

        Information required for Item 11 is incorporated by reference to the sections of the Proxy Statement with the following captions:

  •
  Corporate Governance Practices—Compensation Committee Interlocks and Insider Participation

  •
  Corporate Governance Practices—Directors' Compensation and Benefits

  •
  Executive Compensation

  •
  Stock Performance Graphs

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required for Item 12 is incorporated by reference to the sections of the Proxy Statement with the following captions:

  •
  Security Ownership of Directors and Executive Officers

  •
  Security Ownership of Certain Beneficial Owners

  •
  Executive Compensation—Equity Compensation Plan Information

Item 13. Certain Relationships and Related Transactions

        Information required for Item 13 is incorporated by reference to the material in the Proxy Statement under the caption "Certain Transactions."

Item 14. Principal Accountant Fees and Services

        Information required for Item 14 is incorporated by reference to the material in the Proxy Statement under the captions "Items to be Voted On—Item 2. Ratification of Appointment of Independent Public Accountants."

Part IV

Item 15. (a) (1) Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        The following consolidated financial statements, notes thereto and related information of The Allstate Corporation (the "Company") are included in Item 8.

Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Financial Position
Consolidated Statements of Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements
Quarterly Results
Independent Auditors' Report

Item 15. (a) (2)

        The following additional financial statement schedules and independent auditors' report are furnished herewith pursuant to the requirements of Form 10-K.

        All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or in notes thereto.

Item 15. (a) (3)

        The following is a list of the exhibits filed as part of this Form 10-K. The exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements. The SEC File Number for the exhibits incorporated by reference is 1-11840.

3(i	)	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on February 4, 1999, incorporated herein by reference to Exhibit 3(a) to The Allstate Corporation's quarterly report on Form 10-Q for the quarter ended June 30, 1999

3(ii	)
Amended and Restated By-Laws of The Allstate Corporation effective September 10, 2001, incorporated herein by reference to Exhibit 3 to The Allstate Corporation's quarterly report on Form 10-Q for the quarter ended September 30, 2001
4(iii	)
The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries.
10.1*
Allstate Insurance Company Supplemental Retirement Income Plan, as amended and restated effective January 1, 1996, incorporated herein by reference to Exhibit 10.11 to The Allstate Corporation's annual report on Form 10-K for 1995
10.2*
The Allstate Corporation Deferred Compensation Plan, as amended and restated as of October 7, 2002, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation's quarterly report on Form 10-Q for the quarter ended September 30, 2002
10.3*
Amendments effective April 24, 2003 to The Allstate Corporation Deferred Compensation Plan, as amended and restated as of October 7, 2002, incorporated herein by reference to Exhibit 10 to The Allstate Corporation's quarterly report on Form 10-Q for the quarter ended June 30, 2003
10.4*
The Allstate Corporation Amended and Restated Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of February 5, 1997, incorporated herein by reference to Exhibit 4 to Registration Statement No. 333-16129
10.5*
The Allstate Corporation Annual Executive Incentive Compensation Plan, as amended and restated as of March 9, 1999, incorporated herein by reference to Exhibit 10.14 to The Allstate Corporation's annual report on Form 10-K for 1998
10.6*
The Allstate Corporation Long-Term Executive Incentive Compensation Plan, as amended and restated as of March 9, 1999, incorporated herein by reference to Exhibit 10.15 to The Allstate Corporation's annual report on Form 10-K for 1998
10.7*
The Allstate Corporation Equity Incentive Plan, as amended and restated as of November 10, 1998, incorporated herein by reference to Exhibit 10.16 to The Allstate Corporation's annual report on Form 10-K for 1998
10.8*
Amendments approved by the Board of Directors on March 3, 1999 and March 13, 2001 to The Allstate Corporation Equity Incentive Plan, as amended and restated as of November 10, 1998, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation's quarterly report on Form 10-Q for the quarter ended June 30, 2001
10.9*		Form of stock option under The Allstate Corporation Equity Incentive Plan, incorporated by reference to Exhibit 10.15 to The Allstate Corporation annual report on Form 10-K for 1999
10.10*		Form of stock option with reload under The Allstate Corporation Equity Incentive Plan, incorporated by reference to Exhibit 10.16 to The Allstate Corporation annual report on Form 10-K for 1999
10.11*		Form of restricted stock grant under The Allstate Corporation Equity Incentive Plan, incorporated by reference to Exhibit 10.17 to The Allstate Corporation's annual report on Form 10-K for 1999
10.12*
The Allstate Corporation Equity Incentive Plan for Non-Employee Directors as amended and restated on September 8, 2003 effective as of June 1, 2004, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation's quarterly report on Form 10-Q for the quarter ended September 30, 2003

10.13*
The Allstate Corporation Employees Replacement Stock Plan, as amended and restated on November 10, 1998, incorporated herein by reference to Exhibit 10.20 to The Allstate Corporation's annual report on Form 10-K for 1998
10.14*
Amendments approved by the Board of Directors on March 3, 1999 and March 13, 2001 to The Allstate Corporation Employees Replacement Stock Plan, as amended and restated on November 10, 1998, incorporated herein by reference to Exhibit 10.2 to The Allstate Corporation's quarterly report on Form 10-Q for the quarter ended June 30, 2001
10.15*	Form of stock option under the Employees Replacement Stock Plan, incorporated herein by reference to Exhibit 10.21 to The Allstate Corporation's annual report on Form 10-K for 1995
10.16*
The Allstate Corporation Annual Covered Employee Incentive Compensation Plan adopted and made effective on March 9, 1999, incorporated herein by reference to Exhibit 10.23 to The Allstate Corporation's annual report on Form 10-K for 1998
10.17*
The Allstate Corporation 2001 Equity Incentive Plan effective May 15, 2001, incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation's quarterly report on Form 10-Q for the quarter ended June 30, 2001
10.18*
Form of Executive Officer Option Award Agreement dated May 15, 2001 under The Allstate Corporation 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.4 to The Allstate Corporation's quarterly report on Form 10-Q for the quarter ended June 30, 2001
10.19*	Form of Executive Officer Option Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan
10.20*	Form of Executive Officer Restricted Stock Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan
10.21*	Retirement Benefits of Edward M. Liddy
10.22*	CEO Change of Control Employment Agreement, incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation's quarterly report on Form 10-Q for the quarter ended March 31, 1999
10.23*
Form of Other Executive Officer Change of Control Employment Agreement—Tier One, incorporated herein by reference to Exhibit 10.4 to The Allstate Corporation's quarterly report on Form 10-Q for the quarter ended March 31, 1999
10.24*	Form of Other Executive Officer Change of Control Employment Agreement—Tier One, incorporated herein by reference to Exhibit 10.26 to The Allstate Corporation's annual report on Form 10-K for 2002
10.25*	Form of Other Executive Officer Change of Control Employment Agreement—Tier Two
10.26*	Letter dated December 9, 2002 to Danny L. Hale
10.27*	Letter dated July 14, 2002 to Eric A. Simonson
11	Computation of Earnings per Common Share
12	Computation of Earnings to Fixed Charges Ratio
21	Subsidiaries of The Allstate Corporation
23	Independent Auditors' Consent
31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32	Section 1350 Certification

Item 15. (b)

        The following reports on Form 8-K were filed during the fourth quarter of 2003:

        On November 18, 2003, the registrant furnished a report under Items 7 and 9 regarding an estimate of catastrophe losses due to wildfires in California.

        On November 14, 2003, the registrant filed a report under Items 5 and 7 regarding the termination of its shareholder rights plan.

        On October 15, 2003, the registrant furnished a report under Items 7 and 9 regarding its results of operations and financial condition.

Item 15. (c)

        The exhibits are listed in Item 15. (a) (3) above.

Item 15. (d)

        The financial statement schedules are listed in Item 15. (a) (2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALLSTATE CORPORATION (Registrant)
March 9, 2004	By:	/s/ SAMUEL H. PILCH Samuel H. Pilch (chief accounting officer and duly authorized officer of the registrant)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ EDWARD M. LIDDY Edward M. Liddy	Chairman, President and Chief Executive Officer and a Director (Principal Executive Officer)	March 9, 2004
/s/ DANNY L. HALE Danny L. Hale	Vice President and Chief Financial Officer (Principal Financial Officer)	March 9, 2004
/s/ F. DUANE ACKERMAN F. Duane Ackerman	Director	March 9, 2004
/s/ JAMES G. ANDRESS James G. Andress	Director	March 9, 2004
/s/ EDWARD A. BRENNAN Edward A. Brennan	Director	March 9, 2004
/s/ W. JAMES FARRELL W. James Farrell	Director	March 9, 2004

/s/ JACK M. GREENBERG Jack M. Greenberg	Director	March 9, 2004
/s/ RONALD T. LEMAY Ronald T. LeMay	Director	March 9, 2004
/s/ MICHAEL A. MILES Michael A. Miles	Director	March 9, 2004
/s/ J. CHRISTOPHER REYES J. Christopher Reyes	Director	March 9, 2004
/s/ H. JOHN RILEY, JR. H. John Riley, Jr.	Director	March 9, 2004
/s/ JOSHUA I. SMITH Joshua I. Smith	Director	March 9, 2004
/s/ JUDITH A. SPRIESER Judith A. Sprieser	Director	March 9, 2004
/s/ MARY ALICE TAYLOR Mary Alice Taylor	Director	March 9, 2004

SCHEDULE I—SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2003

(in millions)
Type of Investment	Cost/ amortized cost	Fair value	Carrying value
Fixed Income Securities, Available for Sale:
Bonds:
United States government, government agencies and authorities	$3,317	$4,058	$4,058
States, municipalities and political subdivisions	23,354	24,808	24,808
Foreign governments	2,155	2,472	2,472
Public utilities	5,011	5,575	5,575
Convertibles and bonds with warrants attached	657	672	672
All other corporate bonds	28,619	30,315	30,315
Mortgage-backed securities	14,351	14,638	14,638
Asset-backed securities	5,036	5,096	5,096
Redeemable preferred stocks	107	107	107

Total fixed income securities	82,607	$87,741	87,741

Equity Securities:
Common Stocks:
Public utilities	81	$103	103
Banks, trusts and insurance companies	548	755	755
Industrial, miscellaneous and all other	3,156	4,160	4,160
Nonredeemable preferred stocks	243	270	270

Total equity securities	4,028	$5,288	5,288

Mortgage loans on real estate	6,539		6,539
Derivative instruments	112		404
Real estate	38		38
Policy loans	1,250		1,250
Short-term investments	1,815		1,815
Other long term investments	6		6

Total Investments	$96,395		$103,081

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II—
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

	Year ended December 31,
(in millions)	2003	2002	2001
Revenues
Investment income, less investment expense	$2	$2	$12
Other income	106	120	48

	108	122	60
Expenses
Interest expense	297	315	338
Other operating expenses	15	13	11

	312	328	349

Loss from operations before income tax benefit and equity in net income of subsidiaries	(204)	(206)	(289)
Income tax benefit	(112)	(115)	(122)

Loss before equity in net income of subsidiaries	(92)	(91)	(167)
Equity in net income of subsidiaries	2,797	1,225	1,325

Net income	$2,705	$1,134	$1,158

Other comprehensive income, after-tax
Unrealized net capital gains and losses	523	813	(191)
Unrealized foreign currency translation adjustments	39	(6)	11
Unrealized minimum pension liability adjustment	461	(737)	(83)

Other comprehensive income (loss), after-tax	1,023	70	(263)

Comprehensive income	$3,728	$1,204	$895

See accompanying notes to condensed financial information and notes to
Consolidated Financial Statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II—(CONTINUED)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF FINANCIAL POSITION

	December 31,
(in millions except par value data)	2003	2002
Assets
Investments in subsidiaries	$24,876	$21,952
Investments
Fixed income securities, at fair value (amortized cost $7 and $2)	7	2
Derivative financial instruments	1	3
Short-term	90	10

Total investments	98	15
Cash	8	6
Receivable from subsidiaries	208	263
Other assets	165	156

Total assets	$25,355	$22,392

Liabilities
Short-term debt	$—	$279
Long-term debt	4,147	3,850
Payable to subsidiaries	405	613
Dividends payable to shareholders	169	148
Other liabilities	69	64

Total liabilities	4,790	4,954

Shareholders' Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 704 million and 702 million shares outstanding	9	9
Additional capital paid-in	2,614	2,599
Retained income	21,641	19,584
Deferred compensation expense	(194)	(178)
Treasury stock, at cost (196 million and 198 million shares)	(6,261)	(6,309)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	3,125	2,602
Unrealized foreign currency translation adjustments	(10)	(49)
Minimum pension liability adjustment	(359)	(820)

Total accumulated other comprehensive income	2,756	1,733

Total shareholders' equity	20,565	17,438

Total liabilities and shareholders' equity	$25,355	$22,392

See accompanying notes to condensed financial information and notes to
Consolidated Financial Statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II—(CONTINUED)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in millions)	2003	2002	2001
Cash flows from operating activities
Net income	$2,705	$1,134	$1,158
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(2,797)	(1,225)	(1,325)
Dividends received from subsidiaries	1,294	1,158	1,287
Other operating assets and liabilities	36	(28)	11

Net cash provided by operating activities	1,238	1,039	1,131

Cash flows from investing activities
Proceeds from sales and collections of investments	24	34	164
Investment purchases	(29)	(31)	(136)
Capital contributions to subsidiaries	(370)	(292)	(173)
Change in short-term investments, net	(80)	1	41

Net cash used in investing activities	(455)	(288)	(104)

Cash flows from financing activities
Change in short-term debt, net	(279)	62	(2)
Transfers to subsidiaries through intercompany loan agreement, net	100	(98)	152
Repayment of long-term debt	(300)	(338)	(550)
Proceeds from issuance of long-term debt	395	599	545
Dividends paid to shareholders	(626)	(582)	(535)
Treasury stock purchases	(153)	(445)	(721)
Other	82	50	83

Net cash used in financing activities	(781)	(752)	(1,028)

Net increase (decrease) in cash	2	(1)	(1)
Cash at beginning of year	6	7	8

Cash at end of year	$8	$6	$7

See accompanying notes to condensed financial information and notes to
Consolidated Financial Statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II—(CONTINUED)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

1.     General

        The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8. The short-term debt and long-term debt presented in Note 11 "Capital Structure" are direct obligations of the Company, with the exception of the following obligations at December 31:

(in millions)	2003	2002
Short-term:
Federal Funds purchased	$3	$—
Long-term:
Floating Rate Notes, due 2009 to 2016, callable	77	104
6.00% Notes, due 2003, callable	—	3
Investment management VIE obligations, floating rates, due 2012 to 2013	691	—
Other Various Notes, due 2003 to 2008	1	4
Synthetic lease VIE obligations, floating rates, due 2006	112	—
Structured investment security VIE obligations, due 2007	45	—

2.     Receivable and Payable to Subsidiaries

        The majority of the proceeds from the issuance of commercial paper has been loaned to subsidiaries through an intercompany loan agreement and is used for general purposes.

        In December 2002, the Registrant issued a promissory note payable on December 1, 2007, or earlier upon demand, to its subsidiary, Allstate Insurance Company, with a principal balance of $405 million to replace a previous note for the same amount due in April 2003. The new note has a stated annual interest rate of 4.25% until demand, at which time the annual rate will increase to 6.25% until the note is paid in full. The Registrant has the right to prepay the note in full at any time without penalty. The Registrant recorded $17 million, $24 million and $25 million of interest expense in 2003, 2002 and 2001, respectively, related to these borrowings.

        In 1996, the registrant issued 200,000 junior subordinated debentures ("debentures") with a par value of $1,000 per debenture and an interest rate of 7.83% and a contractual maturity of December 1, 2045 to Allstate Financing II ("AF II"), a variable interest entity ("VIE"), which in prior periods met the consolidation requirements of existing accounting guidance for reporting in the Consolidated Financial Statements of The Allstate Corporation. As a result, in prior periods, the debentures were reported as a component of payable to subsidiaries on the Statements of Financial Position of the registrant. During 2003, the Company's adoption of FASB Interpretation No. 46 resulted in the deconsolidation of AF II, resulting in the registrant reclassifying the debentures from payable to subsidiaries to long-term debt. The debentures are presented in payable to subsidiaries for 2002. The registrant recorded $16 million, $16 million and $57 million of interest expense in 2003, 2002 and 2001, respectively, related to these debentures. The debentures are redeemable in whole, or in part, in 2006.

3.     Supplemental Disclosures of Non-Cash Investing Activity and Cash Flow Information

        The Registrant paid $299 million, $306 million and $331 million of interest on debt in 2003, 2002 and 2001, respectively.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

	At December 31,
				For the Year Ended December 31,
		Reserves for Claims, Claims Expense and Contract Benefits
				Premium Revenue and Contract Charges		Claims, Claims Expense and Contract Benefits	Amortization of Deferred Policy Acquisition Costs
(in millions)	Deferred Policy Acquisition Costs							Other Operating Costs and Expenses	Premiums Written (Excluding Life)
Segment			Unearned Premiums		Net Investment Income(1)
2003
Property-liability operations
Allstate Protection	$1,325	$15,146	$9,069	$24,664		$16,858	$3,520	$2,383	$25,175
Discontinued Lines and Coverages	—	2,568	—	13		574	—	10	12

Total property-liability	1,325	17,714	9,069	24,677	$1,677	17,432	3,520	2,393	25,187
Allstate Financial operations	3,517	58,091	118	2,304	3,233	3,697	538	679	462
Corporate and other	—	—	—	—	62	—	—	278	—

Total	$4,842	$75,805	$9,187	$26,981	$4,972	$21,129	$4,058	$3,350	$25,649

2002(2)
Property-liability operations
Allstate Protection	$1,180	$14,694	$8,488	$23,351		$17,424	$3,216	$2,214	$23,910
Discontinued Lines and Coverages	—	1,996	—	10		233	—	11	7

Total property-liability	1,180	16,690	8,488	23,361	$1,656	17,657	3,216	2,225	23,917
Allstate Financial operations	3,205	51,007	90	2,293	3,121	3,534	478	651	503
Corporate and other	—	—	—	—	72	—	—	282	—

Total	$4,385	$67,697	$8,578	$25,654	$4,849	$21,191	$3,694	$3,158	$24,420

2001(2)
Property-liability operations
Allstate Protection	$1,135	$14,424	$7,931	$22,182		$17,506	$3,060	$2,244	$22,601
Discontinued Lines and Coverages	—	2,076	—	15		26	—	12	8

Total property-liability	1,135	16,500	7,931	22,197	$1,745	17,532	3,060	2,256	22,609
Allstate Financial operations	3,286	42,694	30	2,230	2,962	3,404	402	600	410
Corporate and other	—	—	—	—	83	—	—	15	—

Total	$4,421	$59,194	$7,961	$24,427	$4,790	$20,936	$3,462	$2,871	$23,019

(1)
A single investment portfolio supports both Allstate Protection and Discontinued Lines and Coverages segments.

(2)
To conform to current period presentations, certain prior period balances have been reclassified.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE IV—REINSURANCE

(in millions)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
Year Ended December 31, 2003
Life insurance in force	$400,324	$182,104	$8,744	$226,964	3.9%

Premiums and contract charges:
Life insurance	$2,078	$345	$52	$1,785	2.9%
Accident-health insurance	577	140	82	519	15.8%
Property-liability insurance	23,132	298	1,843	24,677	7.5%

Total premiums and contract charges	$25,787	$783	$1,977	$26,981	7.3%

Year Ended December 31, 2002
Life insurance in force	$388,674	$162,125	$8,269	$234,818	3.5%

Premiums and contract charges:
Life insurance	$2,077	$343	$52	$1,786	2.9%
Accident-health insurance	568	138	77	507	15.2%
Property-liability insurance	21,894	337	1,804	23,361	7.7%

Total premiums and contract charges	$24,539	$818	$1,933	$25,654	7.5%

Year Ended December 31, 2001
Life insurance in force	$375,795	$144,319	$11,479	$242,955	4.7%

Premiums and contract charges:
Life insurance	$1,949	$313	$68	$1,704	4.0%
Accident-health insurance	553	106	79	526	15.0%
Property-liability insurance	20,671	281	1,807	22,197	8.1%

Total premiums and contract charges	$23,173	$700	$1,954	$24,427	8.0%

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE V—VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

		Additions
(in millions)		Charged to costs and expenses
Description	Balance at Beginning of Period		Other Additions	Deductions	Balance at End of Period
Year Ended December 31, 2003
Allowance for estimated losses on mortgage loans and real estate	$—	$1	$—	$—	$1
Allowance for reinsurance recoverables	85	17	—	1	101
Allowance for premium installment receivable	51	61	—	68	44
Allowance for deferred tax assets	8	2	—	2	8
Year Ended December 31, 2002
Allowance for estimated losses on mortgage loans and real estate	$5	$—	$—	$5	$—
Allowance for reinsurance recoverables	89	—	—	4	85
Allowance for premium installment receivable	54	81	—	84	51
Allowance for deferred tax assets	15	8	—	15	8
Year Ended December 31, 2001
Allowance for estimated losses on mortgage loans and real estate	$10	$2	$—	$7	$5
Allowance for reinsurance recoverables	102	(7)	—	6	89
Allowance for premium installment receivable	69	80	—	95	54
Allowance for deferred tax assets	79	—	—	64	15

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING
CONSOLIDATED PROPERTY-LIABILITY INSURANCE OPERATIONS

	At December 31,
(in millions)	2003	2002	2001
Deferred policy acquisition costs	$1,325	$1,180	$1,135
Reserves for insurance claims and claims expense	17,714	16,690	16,500
Unearned premiums	9,069	8,488	7,931
	Year Ended December 31,
(in millions)	2003	2002	2001
Earned premiums	$24,677	$23,361	$22,197
Net investment income	1,677	1,656	1,745
Claims and claims adjustment expense incurred
Current year	17,031	16,972	17,190
Prior years	401	685	342
Amortization of deferred policy acquisition costs	3,520	3,216	3,060
Paid claims and claims adjustment expense	16,470	17,472	17,924
Premiums written	25,187	23,917	22,609

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
The Allstate Corporation:

        We have audited the consolidated financial statements of The Allstate Corporation and subsidiaries as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 4, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph as to a change in The Allstate Corporation's method of accounting for stock-based compensation, embedded derivatives in modified coinsurance agreements and variable interest entities in 2003 and a change in its method of accounting for goodwill and other intangible assets in 2002), such report is included elsewhere in the Form 10-K. Our audits also included the financial statement schedules of The Allstate Corporation and subsidiaries, listed in the Index at Item 15 (a) 2. These financial statement schedules are the responsibility of The Allstate Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 4, 2004