Form 10-Q
period 2004-03-31
ALLSTATE CORP
filed 2004-05-05
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
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

        As of April 30, 2004, the registrant had 702,625,701 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in millions, except per share data)	2004	2003
	(Unaudited)
Revenues
Property-liability insurance premiums earned	$6,371	$5,999
Life and annuity premiums and contract charges	496	639
Net investment income	1,274	1,222
Realized capital gains and losses	170	1

	8,311	7,861

Costs and expenses
Property-liability insurance claims and claims expense	3,986	4,151
Life and annuity contract benefits	395	530
Interest credited to contractholder funds	470	453
Amortization of deferred policy acquisition costs	1,055	1,013
Operating costs and expenses	733	753
Restructuring and related charges	11	23
Interest expense	74	67

	6,724	6,990

Loss on disposition of operations	(3)	—
Income from operations before income tax expense, dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	1,584	871
Income tax expense	460	203

Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	1,124	668
Dividends on preferred securities of subsidiary trust	—	(3)
Cumulative effect of change in accounting principle, after-tax	(175)	—

Net income	$949	$665

Earnings per share:
Net income per share—basic	$1.35	$0.95

Weighted average shares—basic	704.5	703.3

Net income per share—diluted	$1.34	$0.94

Weighted average shares—diluted	709.2	705.2

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in millions, except par value data)	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $84,059 and $82,607)	$90,363	$87,741
Equity securities, at fair value (cost $4,206 and $4,028)	5,451	5,288
Mortgage loans	6,797	6,539
Short-term	2,926	1,815
Other	1,702	1,698

Total investments	107,239	103,081
Cash	316	366
Premium installment receivables, net	4,489	4,386
Deferred policy acquisition costs	4,342	4,842
Reinsurance recoverables, net	3,108	3,121
Accrued investment income	1,051	1,068
Property and equipment, net	1,023	1,046
Goodwill	929	929
Other assets	1,995	1,878
Separate Accounts	13,550	13,425

Total assets	$138,042	$134,142

Liabilities
Reserve for property-liability insurance claims and
claims expense	$17,584	$17,714
Reserve for life-contingent contract benefits	11,478	11,020
Contractholder funds	49,162	47,071
Unearned premiums	9,138	9,187
Claim payments outstanding	635	698
Other liabilities and accrued expenses	9,191	8,283
Deferred income taxes	1,027	1,103
Short-term debt	25	3
Long-term debt	4,672	5,073
Separate Accounts	13,550	13,425

Total liabilities	116,462	113,577

Commitments and Contingent Liabilities (Note 7)
Shareholders' equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2 billion shares authorized and 900 million issued, 703 million and 704 million shares outstanding	9	9
Additional capital paid-in	2,642	2,614
Retained income	22,393	21,641
Deferred compensation expense	(185)	(194)
Treasury stock, at cost (197 million and 196 million shares)	(6,337)	(6,261)
Accumulated other comprehensive income:
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments	3,428	3,125
Unrealized foreign currency translation adjustments	(11)	(10)
Minimum pension liability adjustment	(359)	(359)

Total accumulated other comprehensive income	3,058	2,756

Total shareholders' equity	21,580	20,565

Total liabilities and shareholders' equity	$138,042	$134,142

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(in millions)	2004	2003
	(Unaudited)
Cash flows from operating activities
Net income	$949	$665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	8	—
Realized capital gains and losses	(170)	(1)
Loss on disposition of operations	3	—
Cumulative effect of change in accounting principle	175	—
Interest credited to contractholder funds	470	453
Changes in:
Policy benefit and other insurance reserves	(117)	142
Unearned premiums	(41)	(32)
Deferred policy acquisition costs	(79)	12
Premium installment receivables, net	(122)	(10)
Reinsurance recoverables, net	91	(12)
Income taxes payable	259	189
Other operating assets and liabilities	(68)	(59)

Net cash provided by operating activities	1,358	1,347

Cash flows from investing activities
Proceeds from sales
Fixed income securities	3,880	4,235
Equity securities	800	480
Investment collections
Fixed income securities	1,406	1,489
Mortgage loans	191	139
Investment purchases
Fixed income securities	(7,372)	(7,456)
Equity securities	(832)	(614)
Mortgage loans	(431)	(210)
Change in short-term investments, net	(30)	260
Change in other investments, net	(46)	(17)
Purchases of property and equipment, net	(34)	(50)

Net cash used in investing activities	(2,468)	(1,744)

Cash flows from financing activities
Change in short-term debt, net	22	(159)
Proceeds from issuance of long-term debt	3	—
Repayment of long-term debt	—	(18)
Contractholder fund deposits	2,856	1,849
Contractholder fund withdrawals	(1,559)	(1,147)
Dividends paid	(169)	(148)
Treasury stock purchases	(168)	(54)
Other	75	2

Net cash provided by financing activities	1,060	325

Net decrease in cash	(50)	(72)
Cash at beginning of period	366	462

Cash at end of period	$316	$390

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

        The condensed consolidated financial statements and notes as of March 31, 2004, and for the three-month periods ended March 31, 2004 and 2003 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

        To conform to the 2004 presentation, certain amounts in the prior year's condensed consolidated financial statements and notes have been reclassified.

        Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities, totaled $34 million and $36 million for the three months ended March 31, 2004 and 2003, respectively.

Adopted accounting standards

Financial Accounting Standards Board ("FASB") Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-1")

        In January 2004, the FASB issued FSP FAS 106-1 to address the accounting implications of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act"). The Act, which was signed into law on December 8, 2003, provides, among other things, a federal subsidy to plan sponsors who maintain postretirement health care plans ("plans") that provide prescription drug benefits and meet certain equivalency qualifications. Approximately 40% of the Company's $1.16 billion post-retirement benefits obligation relates to prescription drug benefits for individuals who are over 65 years of age; however, it is currently uncertain as to the number of covered retiree groups that would meet the equivalency qualifications of the Act. The FSP allowed reporting entities to make a one-time election to defer recognizing the impact of the Act on its accumulated postretirement benefit obligation ("APBO") determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" until sufficient guidance is developed to permit a determination of both the qualification for the subsidy and how to recognize the impact of the subsidy on its APBO or net periodic postretirement benefit cost. The Company adopted FSP FAS 106-1 in the first quarter of 2004 and elected to defer recognition of the accounting impact of the Act as information was not available to determine with sufficient certainty whether the Company's plans meet the equivalency criteria, and if so, how to recognize the impact of the subsidy on its APBO or net periodic postretirement benefit cost. The Company is currently unable to determine the impact of the Act, which may be material, on its APBO or net periodic postretirement benefits cost. In March 2004, the FASB issued proposed FSP FAS 106-b, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which will supercede FSP FAS 106-1. (See "Proposed accounting standards" below for further discussion.)

Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1")

        On January 1, 2004, the Company adopted SOP 03-1. The major provisions of the SOP affecting the Company require:

  •
  Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts;

  •
  Deferral of sales inducements that meet certain criteria, and amortization using the same method used for deferred policy acquisition costs ("DAC"); and

  •
  Reporting and measuring assets and liabilities of certain separate accounts products as investments and contractholder funds rather than as separate accounts assets and liabilities when specified criteria are present.

  Effects of adoption

        The cumulative effect of the change in accounting principle from implementing SOP 03-1 was a loss of $175 million, after-tax ($269 million, pre-tax). It was comprised of an increase in benefits reserves (primarily for variable annuity contracts) of $145 million, pre-tax, and a reduction in DAC and deferred sales inducements ("DSI") of $124 million, pre-tax.

        The SOP requires consideration of a range of potential results to estimate the cost of variable annuity death benefits and income benefits, which generally necessitates the use of stochastic modeling techniques. To maintain consistency with the assumptions used in the establishment of reserves for variable annuity guarantees, the Company utilized the results of this stochastic modeling to estimate expected gross profits, which form the basis for determining the amortization of DAC and DSI. This new modeling approach resulted in a lower estimate of expected gross profits, and therefore resulted in a write-down of DAC and DSI.

        In 2004, DSI and related amortization is classified within the Condensed Consolidated Statements of Financial Position and Operations as other assets and interest credited to contractholder funds, respectively. The amounts are provided below.

        The Company reclassified $204 million of separate accounts assets and liabilities to investments and contractholder funds, respectively.

  Liabilities for contract guarantees

        The Company offers various guarantees to variable contractholders including a return of no less than (a) total deposits made on the contract less any customer withdrawals, (b) total deposits made on the contract less any customer withdrawals plus a minimum return or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death, upon annuitization, or at specified dates during the accumulation period.

        The table below presents information regarding the Company's variable contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

($ in millions)	March 31, 2004
In the event of death
Account value	$13,346
Net amount at risk(1)	$2,312
Average attained age of contractholders	63 years
At annuitization
Account value	$3,697
Net amount at risk(2)	$15
Weighted average waiting period until annuitization options available	8 years
Accumulation at specified dates
Account value	$86
Net amount at risk(3)	$—
Weighted average waiting period until guarantee date	11 years
(1)
Defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.
(2)
Defined as the present value of the minimum guaranteed annuity payments determined in accordance with the terms of the contract in excess of the current account balance.
(3)
Defined as the present value of the guaranteed minimum accumulation balance in excess of the current account balance.

        Account balances of variable contracts' separate accounts with guarantees were invested as follows:

(in millions)	March 31, 2004
Equity securities (including mutual funds)	$12,710
Cash and cash equivalents	636

Total variable contracts' separate account assets with guarantees	$13,346

        The following table summarizes the liabilities for guarantees:

(in millions)	Liability for guarantees related to death benefits	Liability for guarantees related to income benefits	Total
Balance at January 1, 2004	$117	$41	$158
Less reinsurance recoverables	(11)	(2)	(13)

Net balance at January 1, 2004	106	39	145
Incurred guaranteed benefits	13	2	15
Paid guarantee benefits	(17)	—	(17)

Net change	(4)	2	(2)
Net balance at March 31, 2004	102	41	143
Plus reinsurance recoverables	11	2	13

Balance, March 31, 2004(1)	$113	$43	$156

(1)
Included in the total reserve balance are reserves for variable annuity death benefits of $99 million, variable annuity income benefits of $17 million and other guarantees of $40 million.

        The liability for death and income benefit guarantees is established equal to a benefit ratio multiplied by the cumulative contract charges earned, plus accrued interest less contract benefit payments. The benefit ratio is calculated as the estimated present value of all expected contract benefits divided by the present value of all expected contract charges. For guarantees in the event of death, benefits represent the current guaranteed minimum death payments in excess of the current account balance. For guarantees at annuitization, benefits represent the present value of the minimum guaranteed annuity benefits in excess of the current account balance.

        Projected benefits and contract charges used in determining the liability for guarantees are developed using models and stochastic scenarios that are also used in the development of estimated expected gross profits. Underlying assumptions for the liability related to income benefits include assumed future annuitization elections based on factors such as the extent of benefit to the potential annuitant, eligibility conditions and the annuitant's attained age.

        The liability for guarantees will be re-evaluated periodically, and adjustments will be made to the liability balance through a charge or credit to life and annuity contract benefits.

  Deferred sales inducements

        Costs related to sales inducements offered on sales to new customers, principally on investment contracts and primarily in the form of additional credits to the customer's account value or enhancements to interest credited for a specified period, which are beyond amounts currently being credited to existing contracts, are deferred and recorded as other assets. All other sales inducements are expensed as incurred and included in interest credited to contractholder funds on the Condensed Consolidated Statements of Operations. DSI is amortized to income using the same methodology and assumptions as DAC, and included in interest credited to contractholder funds. DSI is periodically reviewed for recoverability and written down when necessary.

        DSI activity for the three months ended March 31, 2004 was as follows:

(in millions)
Balance, January 1, 2004	$182
Sales inducements deferred	12
Amortization charged to income	(13)
Effects of unrealized gains and losses	(113)

Balance, March 31, 2004	$68

Pending Accounting Standards

Emerging Issues Task Force Topic No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF No. 03-01")

        In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF No. 03-01, which is effective for reporting periods beginning after June 15, 2004. EITF No. 03-01 requires that when the fair value of an investment security is less than its carrying value an impairment exists for which a determination must be made as to whether the impairment is other-than-temporary. An impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value when an impairment is other-than-temporary. The EITF No. 03-01 impairment model applies to all investment securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and to investment securities accounted for under the cost method to the extent an impairment indicator exists or the reporting entity has estimated the fair value of the investment security in connection with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The disclosures required for investment securities accounted for under the cost method are effective for fiscal years ending after June 15, 2004. The adoption of EITF No. 03-01 is not expected to result in a material change in the Company's Condensed Consolidated Statements of Operations or Financial Position.

Proposed accounting standards

Proposed FASB Staff Position No. FAS 106-b, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("Proposed FSP FAS 106-b")

        In March 2004, the FASB issued Proposed FSP FAS 106-b to provide guidance on accounting for the effects of the Act, which would supercede the guidance provided by FSP FAS 106-1, which was adopted by the Company in the first quarter of 2004. (See preceding section on adopted accounting standards.) The Proposed FSP FAS 106-b requires reporting entities that elected deferral under FSP FAS 106-1 to recognize the impact of the Act no sooner than the first interim or annual reporting period beginning after June 15, 2004. The Proposed FSP FAS 106-b requires reporting entities to re-measure their plan's assets and APBO, including the effects of any subsidy, as of the earlier of (a) the plan's measurement date that followed enactment of the Act or (b) the end of the Company's interim period that includes the date of the Act's enactment. Additionally, if reporting entities are unable to conclude whether they qualify for the subsidy as of either of these measurement dates, they are required to re-measure their plan's assets and APBO as of the date that they determine that they qualify for the subsidy. The Company is currently unable to determine the impact of the Act, which may be material, on its APBO or net periodic postretirement benefits cost.

Proposed Statement of Financial Accounting Standards—Share-Based Payments an amendment of FASB Statements No. 123 and 95 ("Proposed Statement")

        In March 2004, the FASB issued a Proposed Statement on accounting for share-based payments that would eliminate reporting entities' ability to account for share-based payments using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and require all such transactions be accounted for using a fair value based method. The Proposed Statement suggests while both are acceptable, a binomial valuation model is preferable to a closed-form model (e.g., Black-Scholes) to estimate the fair value of employee stock options. The Proposed Statement would become effective for awards granted, modified, or settled in years beginning after December 15, 2004 and would require the recognition of compensation cost for any portion of awards granted or modified after December 15, 1994 that are not vested as of the Proposed Statement's effective date. Beginning January 1, 2003, the Company adopted the fair value based method of accounting for all stock options granted or modified on or after January 1, 2003. The Company currently measures the fair value of employee stock options using the Black-Scholes model. The Proposed Statement is not expected to have a material impact on the Company's Condensed Consolidated Statements of Operations or Financial Position.

2.     Earnings per share

        Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common and dilutive potential common shares outstanding. For Allstate, dilutive potential common shares consist of the common shares underlying outstanding stock options.

        The computations of basic and diluted earnings per share are presented in the following table:

	Three months ended March 31,
(in millions, except per share data)	2004	2003
Numerator (applicable to common shareholders):
Income before dividends on preferred securities of subsidiary trust and cumulative effect of change in accounting principle, after-tax	$1,124	$668
Dividends on preferred securities of subsidiary trust	—	(3)
Cumulative effect of change in accounting principle, after-tax	(175)	—

Net income applicable to common shareholders	$949	$665

Denominator:
Weighted average common shares outstanding	704.5	703.3
Effect of potential dilutive securities:
Stock options	4.7	1.9

Weighted average common and dilutive potential common shares outstanding	709.2	705.2

Earnings per share—Basic:
Income before dividends on preferred securities of subsidiary trust and cumulative effect of change in accounting principle, after-tax	$1.60	$0.95
Dividends on preferred securities of subsidiary trust	—	—
Cumulative effect of change in accounting principle, after-tax	(0.25)	—

Net income applicable to common shareholders	$1.35	$0.95

Earnings per share—Diluted:
Income before dividends on preferred securities of subsidiary trust and cumulative effect of change in accounting principle, after-tax	$1.59	$0.94
Dividends on preferred securities of subsidiary trust	—	—
Cumulative effect of change in accounting principle, after-tax	(0.25)	—

Net income applicable to common shareholders	$1.34	$0.94

        Options to purchase 4.2 million and 15.9 million Allstate common shares, with exercise prices ranging from $45.29 to $50.72 and $34.38 to $50.72, were outstanding at March 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share for the three-month periods ended March 31, 2004 and 2003 since inclusion of these options would have an anti-dilutive effect as the options' exercise prices exceeded the average market price of Allstate common shares in the three-month period.

3.     Disposition

        In February 2004, the Company disposed of a portion of its equity investment in a consolidated investment management variable interest entity ("VIE"). This action triggered, under FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities", a reconsideration of whether the Company remains the primary beneficiary of the VIE. After such reconsideration, the Company determined it was no longer the primary beneficiary of the affected investment management VIE, and accordingly, the VIE was deconsolidated as of the disposition date in the first quarter of 2004. The deconsolidation of the investment management VIE resulted in a decrease in assets of $428 million and a decrease in long-term debt of $412 million at March 31, 2004.

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

        Management believes that the reserve for claims and claims expense, net of reinsurance recoverables, at March 31, 2004 is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by that date.

5.     Reinsurance

        Property-liability insurance premiums and life and annuity premiums and contract charges are net of the following reinsurance ceded:

	Three months ended March 31,
(in millions)	2004	2003
Property-liability insurance premiums earned	$86	$76
Life and annuity premiums and contract charges	162	121

        Property-liability insurance claims and claims expense and life and annuity contract benefits are net of the following reinsurance recoveries:

	Three months ended March 31,
(in millions)	2004	2003
Property-liability insurance claims and claims expense	$43	$89
Life and annuity contract benefits	93	76

6.     Company Restructuring

        In 2003, the Company completed the restructuring program initiated in 2001 to improve the efficiency of its claims handling and certain other back-office processes primarily through a consolidation and reconfiguration of field claim offices, customer information centers and satellite offices ("2001 program"). The 2001 program resulted in a reduction of the total number of field claim offices and an increase in the average size of individual claim offices. In addition, two customer information centers and two satellite offices were closed. As part of the 2001 program, employees working in facilities selected for closure were given the option to either relocate or collect severance benefits. As a result of the 2001 program, $96 million was accrued in connection with the 2001 program for certain employee termination costs and qualified exit costs. The Company realized approximately $175 million of annual pre-tax expense savings as a result of implementing the 2001 program.

        In addition, the Company undertakes various initiatives to reduce expenses and/or increase productivity ("other programs"). The other programs generally involve a reduction in staffing levels, and in certain cases, office closures.

        The following table illustrates the inception to date change in the restructuring liability at March 31, 2004:

(in millions)	Employee costs	Exit costs	Total liability
2001 program adjustments:
Addition to liability for 2001 program	$17	$79	$96
Net adjustments to liability	5	2	7
Payments applied against the liability	(22)	(64)	(86)

2001 program liability at March 31, 2004	—	17	17
Other programs:
Addition to liability for other programs	17	13	30
Payments applied against the liability	(13)	(3)	(16)

Other programs liability at March 31, 2004	4	10	14

Balance at March 31, 2004	$4	$27	$31

        The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.

7.     Guarantees and Contingent Liabilities

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

Guarantees

        The Company provides residual value guarantees on Company leased automobiles. If all outstanding leases were terminated effective March 31, 2004, the Company's maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $18 million at March 31, 2004. The remaining term of each residual value guarantee is equal to the term of the underlying lease that range from less than one year to three years. Historically, the Company has not made any material payments pursuant to these guarantees.

        The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. Additionally, the Company has written credit default swaps that obligate the Company to make a payment upon the occurrence of specified credit events. In the event all such specified credit events were to occur, the Company's maximum amount at risk on these fixed income securities and written credit default swaps, as measured by the par value and notional value, respectively, was $200 million at March 31, 2004. The obligations associated with these fixed income securities and written credit default swaps expire at various times during the next seven years.

        Lincoln Benefit Life Company ("LBL"), a wholly owned subsidiary of ALIC, has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program. LBL has issued a repayment guarantee on the outstanding commercial paper balance that is fully collateralized by the cash surrender value of the universal life insurance contracts. At March 31, 2004, the amount due under the commercial paper program is $300 million and the cash surrender value of the policies is $307 million. The repayment guarantee expires April 30, 2006.

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

        The aggregate liability balance related to all guarantees was not material as of March 31, 2004.

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

Legal proceedings

        As described below, the Company and certain of its subsidiaries are named as defendants in a number of lawsuits and other legal proceedings arising out of various aspects of its business. These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to, the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies, the fact that many of these matters are putative class actions in which the purported class is not clearly defined, the fact that many of these matters involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies.

        In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages. In some cases, the monetary damages sought include punitive or treble damages or are not specified. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In those cases where plaintiffs have made a specific demand for monetary damages, whether to support minimum jurisdictional requirements or otherwise, it is our experience that such demands may be misleading indicators of what the ultimate loss, if any, will be to the Company.

        It is not possible to make meaningful estimates of the amount or range of loss that could result from these matters. The Company reviews these matters on an on-going basis. In the opinion of the Company's management, while some of these matters may be material to the Company's operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on the consolidated financial condition of the Company.

        There are two active nationwide class action lawsuits against Allstate regarding its specification of after-market (non-original equipment manufacturer) replacement parts in the repair of insured vehicles. One of these suits alleges that the specification of such parts constitutes breach of contract and fraud, and this suit mirrors to a large degree lawsuits filed against other carriers in the industry. The plaintiffs allege that after-market parts are not "of like kind and quality" as required by the insurance policy, and they are seeking actual and punitive damages. In the second lawsuit, plaintiffs allege that Allstate and three co-defendants have violated federal antitrust laws by conspiring to manipulate the price of auto physical damage coverages in such a way that not all savings realized by the use of aftermarket parts are passed on to the policyholders. The plaintiffs seek actual and treble damages. In November 2002, a nationwide class was certified in this case. The defendants filed a petition to appeal the certification, and the Eleventh Circuit Court of Appeals recently heard oral arguments. The parties are now awaiting a decision on the appeal. The Company has been vigorously defending both of these lawsuits, and their outcome is uncertain.

        There are a number of statewide and nationwide class action lawsuits pending against Allstate alleging that its failure to pay "inherent diminished value" to insureds under the collision, comprehensive, uninsured motorist property damage, or auto property damage liability provisions of auto policies constitutes breach of contract and fraud. Plaintiffs define "inherent diminished value" as the difference between the market value of the insured automobile before an accident and the market value after repair. Plaintiffs allege that they are entitled to the payment of inherent diminished value under the terms of the policy. To a large degree, these lawsuits mirror similar lawsuits filed against other carriers in the industry. These lawsuits are pending in various state and federal courts, and they are in various stages of development. Classes have been certified in two cases. Both are multi-state class actions. A trial in one of these multi-state class action cases, involving collision and comprehensive coverage concluded on April 29, 2004, with a jury verdict in favor of the Company. The Company has been vigorously defending all of these lawsuits and, since 1998, has been implementing policy language in more than 40 states reaffirming that its collision and comprehensive coverages do not include diminished value claims. The outcome of the remaining disputes is currently uncertain; however, at this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of these remaining disputes is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

        There are a number of state and nationwide class action lawsuits pending in various state courts challenging the legal propriety of Allstate's medical bill review processes on a number of grounds, including, among other things, the manner in which Allstate determines reasonableness and necessity. One nationwide class action has been certified. These lawsuits, which to a large degree mirror similar lawsuits filed against other carriers in the industry, allege these processes result in a breach of the insurance policy as well as fraud. Plaintiffs seek monetary damages in the form of contractual and extra-contractual damages. The Company denies those allegations and has been vigorously defending these lawsuits. The outcome of these disputes is currently uncertain.

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

        One putative statewide and a number of putative nationwide class action lawsuits have been filed in various courts seeking actual and punitive damages from Allstate alleging that Allstate violated the Fair Credit Reporting Act or state law by failing to provide appropriate notices to applicants and/or policyholders when adverse action was taken as a result of information in a consumer report or by ordering consumer reports without a permissible purpose. These cases have been centralized in the federal court in Nashville, Tennessee. The Company is also defending a putative nationwide class action that alleges that the Company discriminates against non-Caucasian policyholders, through underwriting and rate-making practices including the use of credit by charging them higher premiums. Plaintiffs seek both monetary relief, in the form of actual and punitive damages, and equitable relief, in the form of injunctive and other remedies. The Company is also defending two putative statewide class actions challenging its use of credit under certain state insurance statutes. Plaintiffs seek monetary and equitable relief. The Company denies these allegations and has been vigorously defending these lawsuits. The outcome of these disputes is currently uncertain.

        Allstate is defending various lawsuits involving worker classification issues. These lawsuits include a number of putative class actions and one certified class action challenging the overtime exemption claimed by the Company under the Fair Labor Standards Act or state wage and hour laws. Plaintiffs seek monetary relief, such as penalties and liquidated damages, and non-monetary relief, such as injunctive relief and an accounting. These class actions mirror similar lawsuits filed recently against other carriers in the industry and other employers. A putative nationwide class action filed by former employee agents also includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. Allstate has been vigorously defending these and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

        The Company is also defending certain matters relating to the Company's agency program reorganization announced in 1999. These matters include an investigation by the U.S. Department of Labor, a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") alleging retaliation under federal civil rights laws and a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations. In April 2004, the U.S. Department of Labor notified the Company that it has closed its investigation and contemplates no further action on this matter at this time. In March 2004, in the EEOC and class action lawsuits, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release for purposes of effecting the court's declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to Allstate "any and all benefits received by the [agent] in exchange for signing the release." The court also "concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination." The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order. The case otherwise remains pending. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA. This matter was dismissed with prejudice in March 2004 by the trial court but will be the subject of further proceedings, which may include appeals. In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief. Allstate has been vigorously defending these lawsuits and other matters related to its agency program reorganization. In addition, Allstate is defending certain matters relating to its life agency program reorganization announced in 2000. These matters include an investigation by the EEOC with respect to allegations of age discrimination and retaliation. Allstate is cooperating fully with the agency investigation and will continue to vigorously defend these and other claims related to the life agency program reorganization. The outcome of these disputes is currently uncertain.

        The Company is defending various lawsuits and regulatory proceedings that allege that it engaged in business or sales practices inconsistent with state or federal law. Plaintiffs seek a variety of remedies including monetary and equitable relief. The Company has been vigorously defending these matters, but their outcome is currently uncertain.

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

Asbestos and environmental

        Allstate's reserves for asbestos claims were $1.07 billion and $1.08 billion, net of reinsurance recoverables of $493 million and $504 million at March 31, 2004 and December 31, 2003, respectively. Reserves for environmental claims were $251 million and $257 million, net of reinsurance recoverables of $53 million and $58 million at March 31, 2004 and December 31, 2003, respectively. Approximately 58% and 60% of the total net asbestos and environmental reserves at March 31, 2004 and December 31, 2003, respectively, were for incurred but not reported estimated losses.

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

8.     Components of Net Periodic Pension and Postretirement Benefit Costs

        The components of net periodic cost for the Company's pension and postretirement benefit plans for the three months ended March 31 are as follows:

	Pension benefits		Postretirement benefits
(in millions)	2004	2003	2004	2003
Service cost	$39	$34	$7	$5
Interest cost	66	63	18	18
Expected return on plan assets	(72)	(55)	—	—
Amortization of:
Prior service costs	—	(1)	—	—
Unrecognized transition obligation	—	—	—	—
Net loss (gain)	29	23	3	2
Settlement loss	11	15	—	—

Net periodic cost	$73	$79	$28	$25

9.     Equity Incentive Plans

        The following table illustrates the effect on net income and earnings per share as if the fair value based method, adopted prospectively by the Company on January 1, 2003, had been applied to all outstanding and unvested awards in each period.

	Three months ended March 31,
(in millions, except per share data)	2004	2003
Net income, as reported	$949	$665
Add: Employee stock option expense included in reported net income, after-tax	3	1
Deduct: Total employee stock option expense determined under fair value based method for all awards, after-tax	(9)	(10)

Pro forma net income	$943	$656

Earnings per share—Basic:
As reported	$1.35	$0.95
Pro forma	1.34	0.94
Earnings per share—Diluted:
As reported	$1.34	$0.94
Pro forma	1.33	0.93

10.   Business Segments

        Summarized revenue data for each of the Company's business segments are as follows:

	Three months ended March 31,
(in millions)	2004	2003
Revenues
Property-Liability
Property-liability insurance premiums
Standard auto	$3,786	$3,536
Non-standard auto	517	584

Auto	4,303	4,120
Homeowners	1,428	1,295
Other	639	582

Allstate Protection	6,370	5,997
Discontinued Lines and Coverages	1	2

Total property-liability insurance premiums	6,371	5,999
Net investment income	424	408
Realized capital gains and losses	191	37

Total Property-Liability	6,986	6,444
Allstate Financial
Life and annuity premiums and contract charges
Traditional life	74	91
Immediate annuities with life contingencies	77	183
Accident, health and other	95	138

Total premiums	246	412
Interest-senstive life	160	150
Fixed annuities	14	7
Variable annuities	60	47
Institutional products	—	3
Accident, health and other	16	20

Total contract charges	250	227

Total life and annuity premiums and contract charges	496	639
Net investment income	821	799
Realized capital gains and losses	(23)	(36)

Total Allstate Financial	1,294	1,402
Corporate and Other
Service fees	3	4
Net investment income	29	15
Realized capital gains and losses	2	—

Total Corporate and Other before reclassification of service fees	34	19
Reclassification of service fees(1)	(3)	(4)

Total Corporate and Other	31	15

Consolidated Revenues	$8,311	$7,861

(1)
For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

        Summarized financial performance data for each of the Company's reportable segments are as follows:

	Three months ended March 31,
(in millions)	2004	2003
Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax
Property-Liability
Underwriting income (loss)
Allstate Protection	$870	$451
Discontinued Lines and Coverages	(5)	(38)

Total underwriting income (loss)	865	413
Net investment income	424	408
Income tax expense on operations	(377)	(203)
Realized capital gains and losses, after-tax	132	27

Property-Liability income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	1,044	645
Allstate Financial
Life and annuity premiums and contract charges	496	639
Net investment income	821	799
Periodic settlements and accruals on non-hedge derivative financial instruments	6	3
Contract benefits and interest credited to contractholder funds	864	983
Operating costs and expenses and amortization of deferred acquisition costs	262	340
Income tax expense on operations	65	36

Operating income	132	82
Loss on disposition of operations, after-tax	(2)	—
Realized capital gains and losses, after-tax	(14)	(21)
Reclassification of periodic settlements and accruals on non-hedge financial instruments, after-tax	(4)	(2)
DAC and DSI amortization relating to realized capital gains and losses, after-tax	(10)	(9)

Allstate Financial income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	102	50
Corporate and Other
Service fees(1)	3	4
Net investment income	29	15
Operating costs and expenses	80	71
Income tax benefit on operations	(24)	(25)

Operating loss	(24)	(27)
Realized capital gains and losses, after-tax	2	—

Corporate and Other loss before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	(22)	(27)

Consolidated income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	$1,124	$668

(1)
For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

11.   Other Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three months ended March 31,
	2004			2003
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$635	$(222)	$413	$50	$(18)	$32
Less: reclassification adjustments	166	(58)	108	(18)	6	(12)

Unrealized net capital gains (losses)	469	(164)	305	68	(24)	44
Net gains (losses) on derivative instruments arising during the period	—	—	—	—	—	—
Less: reclassification adjustment for derivative instruments	3	(1)	2	—	—	—

Unrealized net capital gains (losses) and net gains (losses) on derivative instruments	466	(163)	303	68	(24)	44
Unrealized foreign currency translation adjustments	(2)	1	(1)	12	(4)	8

Other comprehensive income (loss)	$464	$(162)	302	$80	$(28)	52

Net income			949			665

Comprehensive income (loss)			$1,251			$717

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of The Allstate Corporation:

        We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the "Company") as of March 31, 2004, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the year then ended, not presented herein. In our report dated February 4, 2004, which report includes an explanatory paragraph as to changes in the Company's methods of accounting for stock-based compensation, embedded derivatives in modified coinsurance agreements and variable interest entities in 2003 and its method of accounting for goodwill and other intangible assets in 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois
May 4, 2004

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

OVERVIEW

        The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as "we", "our", "us", the "Company" or "Allstate"). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation Annual Report on Form 10-K for 2003. Analysis of our insurance segments is provided in Property-Liability Operations (which includes the Allstate Protection and the Discontinued Lines and Coverages segments) and in the Allstate Financial Segment (which represents the Allstate Financial segment) sections of Management's Discussion and Analysis ("MD&A"). The segments are consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources.

HIGHLIGHTS

  •
  Net income increased 42.7% to $949 million in the first quarter of 2004 compared to the same period of last year and net income per diluted share increased to $1.34. Net income in the first quarter of 2004 included the unfavorable impact of adopting AICPA Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"), totaling $175 million, after-tax.

  •
  Total revenues reached $8.31 billion, an increase of 5.7%, in the first quarter of 2004 compared to the same period of last year.

  •
  Property-Liability premiums earned increased 6.2% to $6.37 billion in the first quarter of 2004 compared to the same period of last year. The combined ratio improved 6.7 points to 86.4. Catastrophe losses decreased to $102 million, with an impact to the combined ratio of 1.6 points, compared to 2.2 points last year.

  •
  Allstate Financial investments, including separate accounts assets, increased 17.5% in the first quarter of 2004 compared to the same period of last year due primarily to strong contractholder funds deposits and increases in separate accounts balances resulting from improved equity market performance during the preceding year.

  •
  Net realized capital gains were $170 million in the first quarter of 2004 compared to $1 million in the same period of the prior year.

  •
  Book value per share increased 19.5% to $30.48 in the first quarter of 2004 compared to the same period of last year.

  •
  Return on equity improved 5.3 points to 15.1% in the first quarter of 2004 compared to the same period of last year.

CONSOLIDATED NET INCOME

	Three Months Ended March 31,
(in millions)	2004	2003
Revenues
Property-liability insurance premiums earned	$6,371	$5,999
Life and annuity premiums and contract charges	496	639
Net investment income	1,274	1,222
Realized capital gains and losses	170	1

Total revenues	8,311	7,861
Costs and expenses
Property-liability insurance claims and claims expense	(3,986)	(4,151)
Life and annuity contract benefits	(395)	(530)
Interest credited to contractholder funds	(470)	(453)
Amortization of deferred policy acquisition costs	(1,055)	(1,013)
Operating costs and expenses	(733)	(753)
Restructuring and related charges	(11)	(23)
Interest expense	(74)	(67)

Total costs and expenses	(6,724)	(6,990)
Loss on disposition of operations	(3)	—
Income tax expense	(460)	(203)
Dividends on preferred securities of subsidiary trust	—	(3)
Cumulative effect of change in accounting principle, after-tax	(175)	—

Net income	$949	$665

Property-Liability	$1,044	$645
Allstate Financial	(73)	50
Corporate and Other	(22)	(30)

Net income	$949	$665

PROPERTY-LIABILITY HIGHLIGHTS

  •
  Premiums written reached $6.33 billion during the first quarter of 2004, an increase of 6.7% compared to the same period of last year, due to increases in the Allstate brand standard auto and homeowners average premiums and the number of policies in force ("PIF"). Allstate brand standard auto new business premiums increased 43.4% and homeowners new business premiums increased 42.5%. Premiums written is an operating measure that is defined and reconciled to premiums earned on page 23.

  •
  Underwriting income for Property-Liability was $865 million in the first quarter of 2004 compared to $413 million in the same period of 2003, with a combined ratio improvement of 6.7 points to 86.4. These improvements were a result of earned premium growth, favorable claim frequency and lower catastrophe losses, but were partially offset by increased severity of current year claims for both the Allstate brand and Ivantage. Underwriting income is a measure that is not based on generally accepted accounting principles ("GAAP") that is defined on page 21.

  •
  As a result of profit improvement actions, the Ivantage combined ratio at the end of the quarter was 97.4, 4.1 points better than the ratio at the end of the first quarter of 2003, and the number of Ivantage standard auto and homeowners PIF continued to decline compared to March 31, 2003.

PROPERTY-LIABILITY OPERATIONS

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

        Underwriting income, reconciled to net income on page 22, is calculated as premiums earned, less claims and claims expense ("losses"), amortization of deferred acquisition costs ("DAC"), operating costs and expenses and restructuring and related charges as determined using GAAP. This is one of the measures we use in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results. It is also an integral component of incentive compensation. It is useful for investors to evaluate the components of income separately and in the aggregate when reviewing performance. Underwriting income should not be considered as a substitute for net income and does not reflect the overall profitability of the business. Net income is the most directly comparable GAAP measure.

        The table below includes GAAP operating ratios we use to measure our profitability. We believe that they enhance an investor's understanding of our profitability. They are calculated as follows:

  •
  Claims and claims expense ("loss") ratio—the ratio of claims and claims expense to premiums earned. Loss ratios include the impact of catastrophe losses.

  •
  Expense ratio—the ratio of amortization of DAC, operating costs and expenses and restructuring and related charges to premiums earned.

  •
  Combined ratio—the ratio of claims and claims expense, amortization of DAC, operating costs and expenses and restructuring and related charges to premiums earned. The combined ratio is the sum of the loss ratio and the expense ratio, and represents underwriting income as a percentage of premiums earned.

  •
  Effect of Discontinued Lines and Coverages on combined ratio—the ratio of claims and claims expense and other costs and expenses in the Discontinued Lines and Coverages segment to Property-Liability premiums earned. The sum of the effect of Discontinued Lines and Coverages on the combined ratio and the Allstate Protection combined ratio on page 28 is equal to the Property-Liability combined ratio.

        We have also calculated the following impacts of specific items on the GAAP operating ratios because of the volatility of these items between fiscal periods.

  •
  Effect of catastrophe losses on loss ratio—the percentage of catastrophe losses included in claims and claims expenses to premiums earned.

  •
  Effect of restructuring and related charges on expense ratio—the percentage of restructuring and related charges to premiums earned.

        Summarized financial data, a reconciliation of underwriting income to net income and GAAP operating ratios for our Property-Liability operations are presented in the following table.

	Three Months Ended March 31,
(in millions, except ratios)	2004	2003
Premiums written	$6,333	$5,937

Revenues
Premiums earned	$6,371	$5,999
Net investment income	424	408
Realized capital gains and losses	191	37

Total revenues	6,986	6,444
Costs and expenses
Claims and claims expense	(3,986)	(4,151)
Amortization of DAC	(924)	(827)
Operating costs and expenses	(585)	(585)
Restructuring and related charges	(11)	(23)

Total costs and expenses	(5,506)	(5,586)
Income tax expense	(436)	(213)

Net income	$1,044	$645

Underwriting income	$865	$413
Net investment income	424	408
Income tax expense on operations	(377)	(203)
Realized capital gains and losses, after-tax	132	27

Net income	$1,044	$645

Catastrophe losses	$102	$133

GAAP operating ratios
Claims and claims expense ("loss") ratio	62.6	69.2
Expense ratio	23.8	23.9

Combined ratio	86.4	93.1

Effect of catastrophe losses on loss ratio	1.6	2.2

Effect of restructuring and related charges on expense ratio	0.2	0.4

Effect of Discontinued Lines and Coverages on combined ratio	0.1	0.6

ALLSTATE PROTECTION SEGMENT

        As we continue to implement Strategic Risk Management ("SRM"), a multi-phase strategy that integrates tier-based pricing, underwriting and marketing decisions, the distinctions between standard auto and non-standard auto may become less important in certain states, depending upon how SRM is implemented. For this reason we are shifting our managerial focus to auto, including standard auto and non-standard auto. We also believe it is useful to investors to analyze auto results that aggregate our standard and non-standard business. However, we will continue to provide results for standard and non-standard auto. Generally, standard auto customers are expected to have lower risks of loss than non-standard auto customers. Our strategy for Ivantage focuses on improving profitability for both Encompass and Deerbrook, and growing in select markets, in part by using SRM. The integration of Encompass policies onto Allstate brand systems has resulted in a different counting process for policies in force. As a result, recorded variances to prior year PIF and average premium are subject to some distortion until the integration is completed.

        Premiums written, an operating measure, is the amount of premiums charged for policies issued during a fiscal period. Premiums earned is a GAAP measure. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums on our Condensed Consolidated Statements of Financial Position.

        A reconciliation of premiums written to premiums earned is presented in the following table.

	Three Months Ended March 31,
(in millions)	2004	2003
Premiums written:
Allstate Protection	$6,332	$5,936
Discontinued Lines and Coverages	1	1

Property-Liability premiums written	6,333	5,937
Decrease in unearned premiums	42	22
Other	(4)	40

Property-Liability premiums earned	$6,371	$5,999

Premiums earned:
Allstate Protection	$6,370	$5,997
Discontinued Lines and Coverages	1	2

Property-Liability	$6,371	$5,999

        Premiums written by brand are shown in the following table.

	Three Months Ended March 31,
	2004			2003
(in millions)	New	Renewal	Total	New	Renewal	Total
Allstate brand:
Standard auto	$314	$3,293	$3,607	$219	$3,125	$3,344
Non-standard auto	74	399	473	75	456	531

Auto	388	3,692	4,080	294	3,581	3,875
Homeowners	171	990	1,161	120	922	1,042
Other personal lines	145	468	613	114	440	554

Total Allstate brand	704	5,150	5,854	528	4,943	5,471
Ivantage:
Standard auto (Encompass)	45	235	280	30	255	285
Non-standard auto (Deerbrook)	17	26	43	23	18	41

Auto	62	261	323	53	273	326
Homeowners (Encompass)	13	106	119	8	102	110
Other personal lines	10	26	36	8	21	29

Total Ivantage	85	393	478	69	396	465

Total Allstate Protection premiums written	$789	$5,543	$6,332	$597	$5,339	$5,936

        Standard auto premiums written increased 7.1% to $3.89 billion in the first quarter of 2004 from $3.63 billion in the same period of 2003.

	Allstate brand		Ivantage (Encompass)
Standard Auto Three Months Ended March 31,
	2004	2003	2004	2003
New business premiums	$314 million	$219 million	$45 million	$30 million
New business premiums (% change)	43.4	(8.4)	50.0	—
Renewal business premiums	$3.29 billion	$3.13 billion	$235 million	$255 million
Renewal ratio(1)	90.5	88.6	72.3	83.0
PIF (% change)(1)	3.6	(3.6)	(11.9)	(7.6)
Average premium (% change)(1)	2.5	8.7	31.2	12.9

(1)
Allstate brand statistic excludes business written by Allstate Canada.

        The increase in the Allstate brand standard auto average premium in the first quarter of 2004 when compared to the same period of 2003 is primarily due to higher average renewal premiums. Higher average renewal premiums relate to rate actions taken in the current and prior year and, to a lesser degree, a normal shift by policyholders to newer and more expensive autos. The increases in new business premiums, PIF and the renewal ratio in the first quarter of 2004 compared to the first quarter of 2003 are due to a decrease in rate activity, the implementation of a broader marketing approach in most of the U.S. and an increase in the number of Allstate agencies.

        Ivantage standard auto new business premiums written increased in the first quarter of 2004 when compared to the first quarter of 2003 due to an increase in new PIF and average premium. Increased average premium per policy was related to rate actions taken during the last two years. We expect the Ivantage standard auto PIF and renewal ratio to continue to decline as we continue to take profit improvement actions.

        The following table shows the net rate changes that were approved for standard auto during the three months ended March 31, 2004.

	# of States	Weighted Average Rate Change (%)(1)	Annual Impact of Rate Changes on State Specific Premiums Written (%)(2)
Allstate brand	5	0.1	1.8
Ivantage (Encompass)(3)	9	1.0	4.0

(1)
Represents the impact in the states where rate changes were approved during the first quarter of 2004 as a percentage of total countrywide year-end premiums written.

(2)
Represents the impact in the states where rate changes were approved during the first quarter of 2004 as a percentage of total year-end premiums written in those states.

(3)
Includes Washington D.C.

        Non-standard auto premiums written decreased 9.8% to $516 million in the first quarter of 2004 from $572 million in the same period of 2003.

	Allstate brand		Ivantage (Deerbrook)
Non-Standard Auto Three Months Ended March 31,
	2004	2003	2004	2003
New business premiums	$74 million	$75 million	$17 million	$23 million
New business premiums (% change)	(1.3)	(30.6)	(26.1)	91.7
Renewal business premiums	$399 million	$456 million	$26 million	$18 million
Renewal ratio(1)	78.4	74.3	60.5	52.7
PIF (% change)(1)	(15.0)	(20.0)	15.7	139.1
Average premium (% change)(1)	1.1	8.7	(6.1)	4.1

(1)
Allstate brand statistic excludes business written by Allstate Canada.

        Declines in Allstate brand non-standard auto new and renewal business premiums during the first quarter of 2004 compared to the same period of 2003 were primarily due to a decline in PIF. This decline was due to declines in renewal PIF driven by an inherently low renewal ratio in this business, and to a lesser extent to a shift in writing business previously reported as non-standard as standard auto using SRM. The increase in average premium during both periods was due primarily to higher average renewal premiums due to rate actions.

        Ivantage non-standard renewal business premiums increased in the first quarter of 2004 due to the re-entry of Deerbrook in the non-standard market during 2002. Since December 31, 2002, Deerbrook has been writing business in 19 states and consequently more stable trends in new business premiums, PIF and average premium have emerged in 2004 when compared to the prior years.

        While we remain committed to profitable growth for the non-standard auto business, we also plan to create objectives which are consistent with our strategy of generating a higher market share in the auto business.

        The following table shows the net rate changes that were approved for non-standard auto during the three months ended March 31, 2004.

	# of States	Weighted Average Rate Change (%)(1)	Annual Impact of Rate Changes on State Specific Premiums Written (%)(2)
Allstate brand	2	1.2	9.9
Ivantage (Deerbrook)	7	1.9	4.8

(1)
Represents the impact in the states where rate changes were approved during the first quarter of 2004 as a percentage of total countrywide year-end premiums written.

(2)
Represents the impact in the states where rate changes were approved during the first quarter of 2004 as a percentage of total year-end premiums written in those states.

        Auto premiums written increased 4.8% to $4.40 billion in the first quarter of 2004 from $4.20 billion in the same period of 2003. We believe that using our auto results, which include the standard auto and non-standard auto business, is increasingly important to investors because it allows an aggregated analysis of our results.

	Allstate brand		Ivantage
Auto Three Months Ended March 31,
	2004	2003	2004	2003
New business premiums	$388 million	$294 million	$62 million	$53 million
New business premiums (% change)	32.0	(15.3)	17.0	26.2
Renewal business premiums	$3.69 billion	$3.58 billion	$261 million	$273 million
Renewal ratio(1)	89.4	87.0	70.8	80.1
PIF (% change)(1)	1.8	(5.4)	(10.3)	(4.2)
Average premium (% change)(1)	1.3	7.7	25.6	14.2

(1)
Allstate brand statistic excludes business written by Allstate Canada.

        The following table shows the net rate changes that were approved for auto (standard and non-standard) during the three months ended March 31, 2004.

	# of States	Weighted Average Rate Change (%)(1)	Annual Impact of Rate Changes on State Specific Premiums Written (%)(2)
Allstate brand	7	0.2	3.9
Ivantage (Encompass & Deerbrook)(3)	13	1.1	4.2

(1)
Represents the impact in the states where rate changes were approved during the first quarter of 2004 as a percentage of total countrywide year-end premiums written.

(2)
Represents the impact in the states where rate changes were approved during the first quarter of 2004 as a percentage of total year-end premiums written in those states.

(3)
Includes Washington D.C.

        Homeowners premiums written increased 11.1% to $1.28 billion in the first quarter of 2004 from $1.15 billion in the same period of 2003.

	Allstate brand		Ivantage (Encompass)
Homeowners Three Months Ended March 31,
	2004	2003	2004	2003
New business premiums	$171 million	$120 million	$13 million	$8 million
New business premiums (% change)	42.5	20.0	62.5	33.3
Renewal business premiums	$990 million	$922 million	$106 million	$102 million
Renewal ratio(1)	87.8	87.3	90.9	87.2
PIF (% change)(1)	4.6	(0.3)	(3.5)	(6.0)
Average premium (% change)(1)	3.9	8.8	13.1	11.8

(1)
Allstate brand statistic excludes business written by Allstate Canada.

        The Allstate brand homeowners PIF increase in the first quarter of 2004 compared to the decrease in the same period of 2003 is the result of the increased new and renewal business being driven by a broader marketing approach in most of the U.S. and an increase in the number of Allstate agencies. The increase in average premium during the first quarter of 2004 compared to the same period of 2003 was primarily due to higher average renewal premiums in both years. Higher average renewal premiums were related to rate actions taken in the current and prior year.

        Ivantage homeowners new business premiums written increased due to an increase in new PIF and average premium. Increased average premium was due to rate actions taken during the current and prior year. We expect Ivantage PIF to continue to decline as we continue to pursue actions to improve profitability.

        The following table shows the net rate changes that were approved for homeowners during the three months ended March 31, 2004.

	# of States	Weighted Average Rate Change (%)(1)	Annual Impact of Rate Changes on State Specific Premiums Written (%)(2)
Allstate brand	3	0.1	4.6
Ivantage (Encompass)(3)	9	1.5	7.0

(1)
Represents the impact in the states where rate changes were approved during the first quarter of 2004 as a percentage of total countrywide year-end premiums written.

(2)
Represents the impact in the states where rate changes were approved during the first quarter of 2004 as a percentage of total year-end premiums written in those states.

(3)
Includes Washington D.C.

        Premiums earned by brand for the three months ended March 31, are shown in the following table.

	Allstate brand		Ivantage brand		Total Allstate Protection
(in millions)	2004	2003	2004	2003	2004	2003
Standard auto	$3,486	$3,240	$300	$296	$3,786	$3,536
Non-standard auto	474	548	43	36	517	584

Auto	3,960	3,788	343	332	4,303	4,120
Homeowners	1,300	1,174	128	121	1,428	1,295
Other	604	556	35	26	639	582

Total	$5,864	$5,518	$506	$479	$6,370	$5,997

        Underwriting results are shown in the following table.

	Three Months Ended March 31,
(in millions)	2004	2003
Premiums written	$6,332	$5,936

Premiums earned	$6,370	$5,997
Claims and claims expense	(3,982)	(4,113)
Amortization of DAC	(924)	(827)
Other costs and expenses	(583)	(583)
Restructuring and related charges	(11)	(23)

Underwriting income	$870	$451

Catastrophe losses	$102	$133

Underwriting income (loss) by brand
Allstate brand	$857	$458
Ivantage	13	(7)

Underwriting income	$870	$451

        Allstate Protection generated underwriting income of $870 million during the first quarter of 2004 compared to $451 million in the same period of 2003. The increase in underwriting income was the result of increased premiums earned, declines in auto and homeowners claim frequency (rate of claim occurrence) and lower catastrophe losses, partially offset by increased current year claim severity (average cost per claim).

        Claim severity was impacted by inflationary pressures in medical costs and auto repair and home repair costs. If future development of current year claim severity differs from the current reserve expectations by 1%, reserve reestimates would impact net income by approximately $100 million.

        Loss ratios by product, and expense and combined ratios by brand are shown in the following table for the three months ended March 31. These ratios are defined on page 21.

	Loss Ratio		Effect of Catastrophe Losses on the Loss Ratio
	2004	2003	2004	2003
Allstate brand:
Standard auto	66.8	71.5	(0.4)	—
Non-standard auto	62.4	75.2	0.2	—
Auto	66.3	72.1	(0.3)	—
Homeowners	48.6	56.6	7.2	9.0
Other	63.1	68.0	2.2	2.7
Total Allstate brand loss ratio	62.0	68.4	1.5	2.2
Allstate brand expense ratio	23.4	23.3

Allstate brand combined ratio	85.4	91.7

Ivantage:
Standard auto (Encompass)	68.7	73.6	—	—
Non-standard auto (Deerbrook)	79.1	83.3	—	—
Auto	70.0	74.7	—	—
Homeowners (Encompass)	57.8	64.5	6.2	9.1
Other	85.7	53.8	2.8	3.8
Ivantage loss ratio	68.0	71.0	1.8	2.5
Ivantage expense ratio	29.4	30.5

Ivantage combined ratio	97.4	101.5

Total Allstate Protection loss ratio	62.5	68.6	1.6	2.2
Allstate Protection expense ratio	23.8	23.9

Allstate Protection combined ratio	86.3	92.5

        Standard auto loss ratio declined 4.7 points for the Allstate brand and 4.9 points for Ivantage in the first quarter of 2004 when compared to the same period of 2003. These declines were due to higher premiums earned and lower claim frequency, partially offset by higher claim severity.

        Non-standard auto loss ratio declined 12.8 points for the Allstate brand and 4.2 points for Ivantage in the first quarter of 2004 when compared to the same period of 2003. These declines were due to lower claim frequency and higher premiums earned in Ivantage, partially offset by higher claim severity.

        Auto loss ratio declined 5.8 points for the Allstate brand and 4.7 points for Ivantage in the first quarter of 2004 when compared to the same period of 2003. These declines were due to higher premiums earned and lower claim frequency, partially offset by higher claim severity.

        Homeowners loss ratio declined 8.0 points for the Allstate brand and 6.7 points for Ivantage in the first quarter of 2004 when compared to the same period of 2003. These declines were due to higher premiums earned, lower claim frequency and lower catastrophe losses, partially offset by higher claim severity.

        Expense ratio for Allstate Protection decreased in the first quarter of 2004 when compared to the same period of 2003. The decrease was due to higher premiums earned partially offset by higher agent and management incentives related to improved profitability, and higher marketing expenses.

        The impact of specific costs and expenses on the expense ratio for the three months ended March 31, is included in the following table.

	Allstate brand		Ivantage
	2004	2003	2004	2003
Amortization of DAC	14.2	13.3	18.9	19.5
Other costs and expenses	9.1	9.6	10.0	10.7
Restructuring and related charges	0.1	0.4	0.5	0.3

Total expense ratio	23.4	23.3	29.4	30.5

        The table below shows net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2004 and 2003, and the effect of reestimates in each year.

	2004			2003
(in millions)	Jan 1 Reserves	Reserve Reestimate	Impact on Loss Ratio	Jan 1 Reserves	Reserve Reestimate	Impact on Loss Ratio
Auto	$10,419	$(47)	(0.7)	$10,378	$(32)	(0.5)
Homeowners	1,873	(2)	—	1,664	14	0.2
Other personal lines	1,851	(3)	(0.1)	1,546	25	0.4

Total Allstate Protection	$14,143	$(52)	(0.8)	$13,588	$7	0.1

Allstate brand	$12,866	$(52)	(0.8)	$12,361	$1	—
Ivantage	1,277	—	—	1,227	6	0.1

Total Allstate Protection	$14,143	$(52)	(0.8)	$13,588	$7	0.1

        Reserve reestimates in the first quarter of 2004 and 2003 were primarily the result of auto injury severity and late reported loss development that was better than expected.

DISCONTINUED LINES AND COVERAGES SEGMENT

        The Discontinued Lines and Coverages segment includes results from insurance coverage that we no longer write and results for certain commercial and other businesses in run-off. Our exposure to asbestos, environmental and other discontinued lines claims is reported in this segment. We have assigned management of this segment to a designated group of professionals with expertise in claims handling, policy coverage interpretation and exposure identification. As part of its responsibilities, this group is also regularly engaged in policy buybacks, settlements and reinsurance assumed and ceded commutations. We conduct an annual review in the third quarter of each year to evaluate and establish reserves for asbestos, environmental and other discontinued lines, and an assessment each quarter to determine if any intervening significant events or developments require an adjustment to reserves. Reserves are recorded in the reporting period in which they are determined.

        Summarized underwriting results are presented in the following table.

	Three Months Ended March 31,
(in millions)	2004	2003
Premiums written	$1	$1

Premiums earned	$1	$2
Claims and claims expense	(4)	(38)
Other costs and expenses	(2)	(2)

Underwriting loss	$(5)	$(38)

        The decline in the underwriting loss in the first quarter of 2004 compared to the same period last year was primarily due to reserve increases for asbestos during the first quarter of 2003 totaling $34 million.

PROPERTY-LIABILITY INVESTMENT RESULTS

        Net investment income increased 3.9% in the first quarter of 2004 when compared to the same period of 2003. The increase was due to higher portfolio balances resulting from positive cash flows from operations and investment activities, partially offset by lower portfolio yields.

        Net realized capital gains and losses were $132 million in the first quarter of 2004 compared to $27 million in the same period of 2003. The following table presents the factors driving the net realized capital gains and losses.

	Three Months Ended March 31,
(in millions)	2004	2003
Investment write-downs	$(7)	$(25)
Sales	220	60
Valuation of derivative instruments	(11)	(6)
Settlements of derivative instruments	(11)	8

Realized capital gains and losses, pretax	191	37
Income tax expense	(59)	(10)

Realized capital gains and losses, after-tax	$132	$27

        For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

  •
  Allstate Financial revenues decreased 7.7% in the first quarter of 2004 compared to the same period of 2003. This decrease was primarily due to lower sales of immediate annuities with life contingencies and the disposal of the majority of our direct response distribution business. The decrease was partially offset by higher net investment income and contract charges and lower net realized capital losses.

  •
  Allstate Financial had a net loss of $73 million for the first quarter of 2004 compared to net income of $50 million for the same period of 2003. This decline was primarily due to a $175 million after-tax charge related to the cumulative effect of a change in accounting principle for the adoption of SOP 03-1. Excluding the cumulative effect of change in accounting principle, after-tax, net income improved 104.0% over the first quarter of 2003. The improvement was primarily attributable to lower amortization of DAC and deferred sales inducements ("DSI"), which was primarily the result of amortization acceleration of $53 million, after-tax, in the first quarter of 2003.

  •
  Investments, including separate accounts assets, increased 17.5% to $80.12 billion at March 31, 2004 compared to March 31, 2003, due primarily to strong contractholder funds deposits and increases in separate accounts balances resulting from improved equity market performance during the preceding year.

  •
  Contractholder funds deposits totaled $2.93 billion for the first quarter of 2004 compared to $1.91 billion in the same period of 2003. The increase of $1.02 billion was primarily attributable to institutional products.

  •
  The disposal of the majority of our direct response distribution business resulted in declines in Allstate Financial's total revenues of $59 million, operating costs and expenses of $23 million, amortization of DAC of $8 million and net income of $5 million. The revenue decrease also contributed to a decline in the mortality margin of $35 million in the first quarter of 2004 when compared to the first quarter of 2003.

ALLSTATE FINANCIAL SEGMENT

        Summarized financial data is presented in the following table.

	Three Months Ended March 31,
(in millions)	2004	2003
Revenues
Life and annuity premiums and contract charges	$496	$639
Net investment income	821	799
Realized capital gains and losses	(23)	(36)

Total revenues	1,294	1,402
Costs and expenses
Contract benefits	(395)	(530)
Interest credited to contractholder funds	(470)	(453)
Amortization of DAC	(131)	(186)
Operating costs and expenses	(145)	(168)

Total costs and expenses	(1,141)	(1,337)
Loss on disposition of operations	(3)	—
Income tax expense	(48)	(15)
Cumulative effect of change in accounting principle, after-tax	(175)	—

Net (loss) income	$(73)	$50

Investments	$66,572	$57,658
Separate accounts assets	13,550	10,553

Investments, including Separate accounts assets	$80,122	$68,211

        Life and annuity premiums and contract charges    Premiums represent revenues generated from traditional life, immediate annuities with life contingencies and other insurance products that have significant mortality or morbidity risk. Contract charges are revenues generated from interest-sensitive life products, variable annuities, fixed annuities and other investment products for which deposits are classified as contractholder funds or separate accounts liabilities on the Condensed Consolidated Statements of Financial Position. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates. As a result, changes in contractholder funds and separate accounts liabilities are considered in the evaluation of growth and as indicators of future levels of revenues.

        The following table summarizes premiums and contract charges by product.

	Three Months Ended March 31,
(in millions)	2004	2003
Premiums
Traditional life	$74	$91
Immediate annuities with life contingencies	77	183
Accident, health and other	95	138

Total premiums	246	412
Contract charges
Interest-sensitive life	160	150
Fixed annuities	14	7
Variable annuities	60	47
Institutional products	—	3
Accident, health and other	16	20

Total contract charges	250	227

Life and annuity premiums and contract charges	$496	$639

        The following table summarizes premiums and contract charges by distribution channel.

	Three Months Ended March 31,
(in millions)	2004	2003
Premiums
Allstate agencies	$82	$74
Specialized brokers	63	183
Independent agents	86	81
Direct marketing	15	74

Total premiums	246	412
Contract charges
Allstate agencies	113	109
Specialized brokers	7	7
Independent agents	75	67
Financial institutions and broker/dealers	54	44
Direct marketing	1	—

Total contract charges	250	227

Life and annuity premiums and contract charges	$496	$639

        Total premiums decreased 40.3% to $246 million in the first quarter of 2004 compared to the same period of 2003. The decrease was primarily the result of lower premiums on immediate annuities with life contingencies, the disposal of the majority of our direct response distribution business and decreased traditional life premiums. The decline in immediate annuities with life contingencies was primarily the result of underwriting actions to reduce the size of certain types of individual contracts sold. The decline in traditional life premium reflects a shift in product sales from traditional whole life policies to term insurance, which has lower premiums and utilizes more reinsurance.

        Contract charges increased 10.1% to $250 million in the first quarter of 2004 compared to the same period of 2003. The increase was primarily due to higher contract charges on variable annuities as a result of overall higher account values during the first quarter of 2004 compared to the prior period and increased contract charges on interest-sensitive life products resulting from in force business growth, partially offset by lower contract charges on accident, health and other products. Variable annuity contract charges, as a percent of average separate account values, increased to 168 basis points in the first quarter of 2004 from 164 basis points in the same period of 2003 as a result of increases in benefit rider fee rates and increased rider utilization by contractholders.

        Contractholder funds represent interest-bearing liabilities arising from the sale of individual products, such as interest-sensitive life, fixed annuities, institutional products, such as funding agreements, and bank deposits. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract maturities, benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.

        The following table shows the changes in contractholder funds.

	Three Months Ended March 31,
(in millions)	2004	2003
Contractholder funds, beginning balance	$47,071	$40,751
Impact of adoption of SOP 03-1(1)	421	—
Deposits
Fixed annuities (immediate and deferred)	1,216	1,009
Institutional products	1,101	354
Interest-sensitive life	330	233
Variable annuity and life deposits allocated to fixed accounts	120	172
Bank and other deposits	161	145

Total deposits	2,928	1,913
Interest credited	465	453
Maturities, benefits, withdrawals and other adjustments
Maturities of institutional products	(511)	(397)
Benefits and withdrawals	(918)	(732)
Contract charges	(159)	(148)
Net transfers to separate accounts	(131)	(23)
Fair value hedge adjustments for institutional products	16	16
Other adjustments	(20)	(13)

Total maturities, benefits, withdrawals and other adjustments	(1,723)	(1,297)

Contractholder funds, ending balance	$49,162	$41,820

(1)
The increase in contractholder funds due to the adoption of SOP 03-1 reflects the reclassification of certain products previously included as a component of separate accounts to contractholder funds, the reclassification of deferred sales inducements from contractholder funds to other assets and the establishment of reserves for certain liabilities that are primarily related to income and death benefit guarantees provided under variable annuity contracts.

        Contractholder funds deposits increased 53.1% in the first quarter of 2004 compared to the same period of 2003, and average contractholder funds, after reflecting the impact of adopting SOP 03-1, increased 17.1% due to significant increases in institutional product and fixed annuity deposits. Institutional products deposits increased $747 million largely due to our assessment of market opportunities. Fixed annuity deposits increased 20.5% primarily due to competitive pricing.

        Benefits and withdrawals increased 25.4% in the first quarter of 2004 compared to the same period of 2003. Benefits and withdrawals for 2004 represent 2.5% of the beginning of period contractholder funds balance excluding institutional product reserves, a slight increase compared to 2.3% in 2003. The increase reflects the growth and aging of our in-force contracts as actual surrenders and withdrawals compare favorably to our pricing assumptions. Institutional product maturities increased $114 million in the first quarter of 2004 over the same period of last year as an increasing number of contracts issued in prior years reached their stated maturity dates.

        Separate accounts liabilities represent contractholders' claims to the related legally segregated separate accounts assets. Separate accounts liabilities primarily arise from the sale of variable annuity contracts and variable life insurance policies. The following table shows the changes in separate accounts liabilities.

	Three Months Ended March 31,
(in millions)	2004	2003
Separate accounts liabilities, beginning balance	$13,425	$11,125
Impact of adoption of SOP 03-1(1)	(204)	—
Variable annuity and life deposits	487	425
Variable annuity and life deposits allocated to fixed accounts	(120)	(172)

Net deposits	367	253
Investment results	316	(268)
Contract charges	(62)	(52)
Net transfers from fixed accounts	131	23
Surrenders and benefits	(423)	(528)

Separate accounts liabilities, ending balance	$13,550	$10,553

(1)
The decrease in separate accounts due to the adoption of SOP 03-1 reflects the reclassification of certain products previously included as a component of separate accounts to contractholder funds.

        Separate accounts liabilities, after reflecting the impact of adopting SOP 03-1, increased $329 million during the first quarter of 2004 compared to a decline of $572 million during the same period of 2003 reflecting a significant improvement in investment results and net deposits. The increase in variable annuity deposits resulted from increasing consumer demand due to improved equity market performance. Variable annuity contractholders often allocate a significant portion of their initial variable annuity contract deposit into a fixed rate investment option. The level of this activity is reflected above in the deposits allocated to the fixed accounts, while all other transfer activity between the fixed and separate accounts investment options is reflected in net transfers from fixed accounts. The liability for the fixed portion of variable annuity contracts is reflected in contractholder funds.

        Net investment income increased 2.8% in the first quarter of 2004 compared to the same period in 2003, primarily due to the effect of higher portfolio balances and higher income on partnership interests, partially offset by lower portfolio yields. Higher portfolio balances resulted from the investment of cash flows from operating and financing activities. Investment balances as of March 31, 2004, excluding unrealized net capital gains, increased 14.9% from March 31, 2003. The lower portfolio yields were primarily due to purchases of fixed income securities with yields lower than the current portfolio average.

        Net income analysis is presented in the following table.

	Three Months Ended March 31,
(in millions)	2004	2003
Life and annuity premiums and contract charges	$496	$639
Net investment income(1)	827	802
Contract benefits	(395)	(530)
Interest credited to contractholder funds(2)	(456)	(453)

Gross margin	472	458
Amortization of DAC and DSI	(130)	(172)
Operating costs and expenses	(145)	(168)
Income tax expense	(65)	(36)
Realized capital gains and losses, after-tax	(14)	(21)
DAC and DSI amortization relating to realized capital gains and losses, after-tax	(10)	(9)
Reclassification of periodic settlements and accruals on non- hedge derivative instruments, after-tax	(4)	(2)
Loss on disposition of operations, after-tax	(2)	—
Cumulative effect of change in accounting principle, after-tax	(175)	—

Net income	$(73)	$50

(1)
Net investment income includes periodic settlements and accruals on non-hedge derivative instruments, pretax, totaling $6 million for the first quarter of 2004 and $3 million for the first quarter of 2003.

(2)
Beginning in 2004, amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $14 million in the first quarter of 2004. Prior periods have not been restated.

        Gross margin, a non-GAAP measure, represents life and annuity premiums and contract charges and net investment income, less contract benefits and interest credited to contractholder funds. We use gross margin as a component of our evaluation of the profitability of Allstate Financial's life insurance and financial product portfolio. Additionally, for many of our products, including fixed annuities, variable life and annuities, and interest-sensitive life insurance, the amortization of DAC and DSI is determined based on actual and expected gross margin. Gross margin is comprised of four components that are utilized to further analyze the business; they include the investment margin, mortality margin, and maintenance and surrender charges. We believe gross margin and its components are useful to investors because they allow for the evaluation of income components separately and in the aggregate when reviewing performance. Gross margin, investment margin and mortality margin should not be considered as a substitute for net income and do not reflect the overall profitability of the business. Net income is the GAAP measure that is most directly comparable to these margins. Gross margin is reconciled to Allstate Financial's GAAP net income in the table above. The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

	Three Months Ended March 31, 2004
	Investment Margin	Mortality Margin	Maintenance Charges	Surrender Charges	Gross Margin
Life and annuity premiums	$—	$246	$—	$—	$246
Contract charges	—	128	101	21	250
Net investment income(1)	827	—	—	—	827
Contract benefits	(131)	(264)	—	—	(395)
Interest credited to contractholder funds(2)	(456)	—	—	—	(456)

	$240	$110	$101	$21	$472

	Three Months Ended March 31, 2003
	Investment Margin	Mortality Margin	Maintenance Charges	Surrender Charges	Gross Margin
Life and annuity premiums	$—	$412	$—	$—	$412
Contract charges	—	127	81	19	227
Net investment income(1)	802	—	—	—	802
Contract benefits	(126)	(404)	—	—	(530)
Interest credited to contractholder funds(2)	(453)	—	—	—	(453)

	$223	$135	$81	$19	$458

(1)
Net investment income includes periodic settlements and accruals on non-hedge derivative instruments, pretax, totaling $6 million for the first quarter of 2004 and $3 million for the first quarter of 2003.

(2)
Beginning in 2004, amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $14 million in the first quarter of 2004. Prior periods have not been restated.

        Gross margin increased 3.1% during the first quarter of 2004 compared to the same period of 2003 due to increased investment margin and higher maintenance and surrender charges, partly offset by a decrease in the mortality margin.

        Investment margin is a component of gross margin, both of which are non-GAAP measures. Investment margin represents the excess of net investment income over interest credited to contractholder funds and the implied interest on life-contingent immediate annuities included in Allstate Financial's reserve for life-contingent contract benefits. We use investment margin to evaluate Allstate Financial's profitability related to the difference between investment returns on assets supporting certain products and amounts credited to customers ("spread") during a fiscal period.

        Investment margin by product group is shown in the following table.

	Three Months Ended March 31,
(in millions)	2004	2003
Life insurance	$58	$57
Annuities	148	137
Institutional products	30	26
Bank and other	4	3

Total investment margin	$240	$223

        Investment margin increased 7.6% in the first quarter of 2004 compared to the same period of 2003 due to a 17.6% increase in contractholder funds and improved yields on investments supporting capital, traditional life and other products. These increases were partially offset by a decline in fixed annuity investment spreads as investment yield declines were not fully offset by crediting rate reductions. The yield on the capital, traditional life and other products investment portfolio improved due to more effective cash management and higher investment income realized on investments accounted for using the equity method of accounting. The weighted average interest crediting rate for the quarter ended March 31, 2004 on fixed annuity and interest-sensitive life products in force, excluding market value adjusted annuities, was approximately 60 basis points more than the underlying long-term guaranteed rates on these products. The crediting rate on approximately 40% of these contracts was at the contractually guaranteed minimum rate as of March 31, 2004.

        The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended March 31.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2004	2003	2004	2003	2004	2003
Interest-sensitive life	6.6%	7.1%	4.5%	5.0%	2.1%	2.1%
Fixed annuities—deferred	5.9	6.7	4.2	4.7	1.7	2.0
Fixed annuities—immediate	7.5	8.0	6.9	7.2	0.6	0.8
Institutional	3.0	3.8	2.0	2.8	1.0	1.0
Investments supporting capital, traditional life and other products	6.5	6.1	N/A	N/A	N/A	N/A

        The following table summarizes the liabilities for these contracts and policies.

	March 31,
(in millions)	2004	2003
Interest-sensitive life	$7,590	$7,016
Fixed annuities—deferred	26,901	22,230
Fixed annuities—immediate	10,130	9,508
Institutional	10,222	8,628

	54,843	47,382
Life-contingent contracts	4,135	3,502
Allstate Bank	823	644
FAS 133 market value adjustment	594	559
Ceded reserves and other	245	277

Total contractholder funds and reserve for life-contingent contract benefits	$60,640	$52,364

        Mortality margin is a component of gross margin, both of which are non-GAAP measures. Mortality margin represents life and annuity premiums and cost of insurance contract charges less contract benefits excluding the implied interest on life-contingent immediate annuities, which is included in the calculation of investment margin. We use mortality margin to evaluate Allstate Financial's underwriting performance, as it reflects the profitability of our products with respect to mortality or morbidity risk during a fiscal period.

        Mortality margin by product group is shown in the following table.

	Three Months Ended March 31,
(in millions)	2004	2003
Life insurance	$133	$163
Annuities	(23)	(28)

Total mortality margin	$110	$135

        Mortality margin was $110 million in the first quarter of 2004, reflecting a $25 million or 18.5% decline compared to the same period of 2003. The decline was primarily due to the disposal of the majority of our direct response distribution business, partially offset by improved mortality on our other life products.

        As required by SOP 03-1, as of January 1, 2004, a reserve was established for guaranteed minimum death benefits ("GMDBs") and guaranteed minimum income benefits ("GMIBs"), which in previous periods were expensed as paid. Under the SOP, we anticipate that the mortality margin will be less volatile in the future, as contract benefit expense will not be impacted by GMDB and GMIB payments made during each period. For further explanation of the impacts of the adoption of this accounting guidance, see Note 1 of the Condensed Consolidated Financial Statements. Included in the mortality margin for the first quarter of 2004 is an addition to the reserve for GMDBs and GMIBs of $15 million, net of reinsurance. Included in the mortality margin for the first quarter of 2003 are GMDB and GMIB payments of $21 million, net of reinsurance, hedging gains and losses and other contractual arrangements.

        Amortization of DAC and DSI decreased 24.4% during the first quarter of 2004 compared to the same period of 2003. The decline was primarily attributable to an acceleration of amortization (commonly referred to as "DAC unlocking") totaling $89 million in the first quarter of 2003 and the elimination of DAC amortization on the direct response distribution business sold in January of 2004. These declines were partially offset by higher amortization on interest-sensitive life and fixed and variable annuities.

        The adoption of SOP 03-1 required a new modeling approach for estimating expected future gross profits that are used when determining the amortization of DAC. Because of this new modeling approach, effective January 1, 2004, the variable annuity DAC and DSI assets were reduced by $124 million. This reduction was recognized as a cumulative effect of a change in accounting principle. For further explanation of the impacts of the adoption of this accounting guidance, see Note 1 of the Condensed Consolidated Financial Statements.

        Operating costs and expenses decreased 13.7% in the first quarter of 2004 compared to the same period of 2003. The following table summarizes operating costs and expenses.

	Three Months Ended March 31,
(in millions)	2004	2003
Non-deferrable acquisition costs	$62	$67
Other operating costs and expenses	83	101

Total operating costs and expenses	$145	$168

        The decrease in total operating costs and expenses in the first quarter of 2004 compared to the same period of 2003 was primarily due to the disposal of the majority of our direct response distribution business, which was partially offset by higher non-deferrable commissions, such as renewal and trail commissions, and higher employee expenses.

        Net realized capital gains and losses are presented in the following table.

	Three Months Ended March 31,
(in millions)	2004	2003
Investment write-downs	$(35)	$(59)
Sales	36	23
Valuation of derivative instruments	(16)	(6)
Settlement of derivative instruments	(8)	6

Realized capital gains and losses, pretax	(23)	(36)
Income tax benefit	9	15

Realized capital gains and losses, after-tax	$(14)	$(21)

        For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

INVESTMENTS

        An important component of our financial results is the return on our investment portfolios. Investment portfolios are segmented between the Property-Liability, Allstate Financial and Corporate and Other operations. The investment portfolios are managed based upon the nature of each respective business and its corresponding liability structure. The composition of the investment portfolios at March 31, 2004 is presented in the table below.

	Property-Liability		Allstate Financial		Corporate and Other		Total
(in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities(1)	$32,026	83.0%	$56,522	84.9%	$1,815	87.2%	$90,363	84.3%
Equity securities	5,188	13.4	263	0.4	—	—	5,451	5.1
Mortgage loans	106	0.3	6,691	10.1	—	—	6,797	6.3
Short-term	1,260	3.3	1,406	2.1	260	12.5	2,926	2.7
Other	5	—	1,690	2.5	7	0.3	1,702	1.6

Total	$38,585	100.0%	$66,572	100.0%	$2,082	100.0%	$107,239	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $30.09 billion, $52.29 billion and $1.68 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

        Total investments increased to $107.24 billion at March 31, 2004 from $103.08 billion at December 31, 2003 primarily due to positive cash flows from operating and financing activities, increased unrealized gains on fixed income securities and increased funds associated with securities lending.

        Property-Liability investments increased to $38.59 billion at March 31, 2004 from $37.86 billion at December 31, 2003, due to positive cash flows from operations and increased unrealized gains on fixed income securities, partially offset by declines in funds associated with securities lending and dividends paid by Allstate Insurance Company ("AIC") to The Allstate Corporation.

        Allstate Financial investments increased to $66.57 billion at March 31, 2004 from $62.90 billion at December 31, 2003. The increase in Allstate Financial investments was primarily due to positive cash flows from operating and financing activities, increased unrealized gains on fixed income securities and increased funds associated with securities lending.

        Corporate and Other investments decreased to $2.08 billion at March 31, 2004 from $2.33 billion at December 31, 2003. This decline is related to the sale of a portion of the equity interest in a consolidated variable interest entity. This sale caused the deconsolidation of this entity, decreasing the investments of the Corporate and Other segment. For more information on this transaction, see Note 3 of the Condensed Consolidated Financial Statements.

        Total investment balances related to collateral, primarily due to securities lending, increased to $4.09 billion at March 31, 2004, from $3.75 billion at December 31, 2003.

        At March 31, 2004, 93.9% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a Moody's equivalent rating of Aaa, Aa, A or Baa; an S&P equivalent rating of AAA, AA, A or BBB; or a comparable internal rating when an external rating is not available.

        The unrealized net capital gains on fixed income and equity securities at March 31, 2004 were $7.55 billion, an increase of $1.15 billion or 18.1% since December 31, 2003. The net unrealized gain for the fixed income portfolio totaled $6.30 billion, comprised of $6.53 billion of unrealized gains and $229 million of unrealized losses at March 31, 2004. This is compared to a net unrealized gain for the fixed income portfolio totaling $5.14 billion at December 31, 2003, comprised of $5.50 billion of unrealized gains and $370 million of unrealized losses. Of the gross unrealized losses in the fixed income portfolio at March 31, 2004, 50.7% were concentrated in the corporate fixed income portfolio. The losses were primarily comprised of securities in the banking, transportation and consumer goods sectors. The gross unrealized losses in these sectors were primarily company specific or interest rate related. Approximately 18.1% of the gross unrealized losses on the corporate fixed income portfolio were associated with the airline industry for which values were depressed due to company specific issues and economic issues related to fuel costs. While we expect eventual recovery of these securities and the related sectors, we included every security in our portfolio monitoring process.

        The net unrealized gain for the equity portfolio totaled $1.25 billion, comprised of $1.28 billion of unrealized gains and $29 million of unrealized losses at March 31, 2004. This is compared to a net unrealized gain for the equity portfolio totaling $1.26 billion at December 31, 2003, comprised of $1.28 billion of unrealized gains and $18 million of unrealized losses. The technology sector had the highest concentration of gross unrealized losses in the equity portfolio which were both company and sector specific. While we expect eventual recovery of these securities and this sector, we included every security in our portfolio monitoring process.

        Our portfolio monitoring process identifies and evaluates fixed income and equity securities whose carrying value may be other than temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to cost for equity securities or amortized cost for fixed income securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults.

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

        The following table summarizes problem, restructured and potential problem fixed income securities.

	March 31, 2004			December 31, 2003
(in millions)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$265	$269	0.3%	$325	$322	0.4%
Restructured	55	55	0.1	64	64	0.1
Potential problem	370	366	0.4	397	382	0.4

Total net carrying value	$690	$690	0.8%	$786	$768	0.9%

Cumulative write-downs recognized	$367			$347

        We have experienced a decrease in the amortized cost of fixed income securities categorized as problem, restructured and potential problem as of March 31, 2004 compared to December 31, 2003. The decrease was primarily related to the sale of holdings in these categories due to specific developments causing a change in our outlook and intent to hold those securities.

        We also evaluated each of these securities through our portfolio monitoring process and recorded write-downs when appropriate. We further concluded that any remaining unrealized losses on these securities were temporary in nature. While these balances may increase in the future, particularly if economic conditions are unfavorable, we expect that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

        Net Realized Capital Gains and Losses    The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended March 31,
(in millions)	2004	2003
Investment write-downs	$(42)	$(84)
Sales	260	83
Valuation of derivative instruments	(28)	(12)
Settlement of derivative instruments	(20)	14

Realized capital gains and losses, pretax	170	1
Income tax (expense) benefit	(50)	5

Realized capital gains and losses, after-tax	$120	$6

        We may sell securities during the period in which fair value has declined below amortized cost for fixed income securities or cost for equity securities. Recognizing in certain situations new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations, we can subsequently change our previous intent to continue holding a security. Sales in the above table also include dispositions such as call and prepayment transactions.

CAPITAL RESOURCES AND LIQUIDITY

        Capital Resources consist of shareholders' equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes. The following table summarizes our capital resources.

(in millions)	March 31, 2004	December 31, 2003
Common stock, retained earnings and other shareholders' equity items	$18,522	$17,809
Accumulated other comprehensive income	3,058	2,756

Total shareholders' equity	21,580	20,565
Debt	4,697	5,076

Total capital resources	$26,277	$25,641

Ratio of debt to shareholders' equity	21.8%	24.7%

        Shareholders' equity increased in the first quarter of 2004 when compared to December 31, 2003, as net income and increases in unrealized net capital gains on investments were partially offset by dividends paid to shareholders and share repurchases. In February 2004, we announced a $1.00 billion increase in the current share repurchase program, bringing the total to $1.35 billion as of the announcement date. As of the March 31, 2004, this program had $1.18 billion remaining, and is expected to be completed by December 31, 2005.

        Debt decreased in the first quarter of 2004 compared to December 31, 2003 due to decreases in long-term borrowings outstanding. This decrease was primarily related to the sale of a portion of the equity interest in a variable interest entity. This sale caused this entity to be deconsolidated, decreasing debt by $412 million. For more information on this transaction, see Note 3 of the Condensed Consolidated Financial Statements.

        Financial Ratings and Strength    Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage. There have been no changes to our debt, commercial paper and insurance financial strength ratings since December 31, 2003. However, in February 2004, A.M. Best revised the outlook to stable from positive for the insurance financial strength ratings of Allstate Life Insurance Company and certain rated subsidiaries and affiliates, while maintaining their positive outlook on AIC.

        We have subsidiaries in New Jersey and Florida, that are adequately capitalized to maintain separate ratings, which are not reinsured by other Allstate subsidiaries. As a result, these ratings are subject to general business risks in those subsidiaries such as catastrophes, liquidity, profitability and operating leverage.

        Liquidity Sources and Uses    The following table summarizes consolidated cash flow activities by business unit for the three months ended March 31.

	Property-Liability		Allstate Financial		Corporate and Other		Consolidated
(in millions)	2004	2003	2004	2003	2004	2003	2004	2003
Net cash provided by (used in):
Operating activities	$1,095	$764	$511	$652	$(248)	$(69)	$1,358	$1,347
Investing activities	(572)	(346)	(1,733)	(1,362)	(163)	(36)	(2,468)	(1,744)
Financing activities	3	(1)	1,294	685	(237)	(359)	1,060	325

Net decrease in consolidated cash							$(50)	$(72)

        Property-Liability    Higher operating cash flows of the Property-Liability business in the first quarter of 2004 when compared to the first quarter of 2003 were primarily due to increased underwriting income. Cash used in investing activities increased in 2004 as higher operating cash flows were invested in the fixed income and equity portfolios.

        Cash flows of the Property-Liability business are also impacted by dividends paid by AIC to its parent, The Allstate Corporation. These dividends totaled $200 million in the first quarter of 2004 compared to $150 million in the first quarter of 2003.

        Allstate Financial    Lower operating cash flows for Allstate Financial in the first quarter of 2004 when compared to the first quarter of 2003 primarily relate to declines in life and annuity premiums, partially offset by increases in investment income. Cash flows used in investing activities increased in the first quarter of 2004 as the investment of higher financing cash flow was partially offset by lower operating cash flows.

        Higher cash flow from financing activities during the first quarter of 2004 when compared to the first quarter of 2003 reflects an increase in deposits received from contractholders, partially offset by maturities of institutional products and benefits and withdrawals from contractholders' accounts. For quantification of the changes in contractholder funds, see the Allstate Financial Segment section of the MD&A.

        Corporate and Other    Higher uses of cash in the investing activities of our Corporate and Other segment during the first quarter of 2004 when compared to the first quarter of 2003 reflect additional net investments made in the portfolio of the subsidiary, Kennett Capital. Financing cash flows of the Corporate and Other segment reflect actions such as fluctuations in short-term debt, proceeds from the issuance of debt, dividends to shareholders of The Allstate Corporation and share repurchases; therefore, financing cash flows are affected when we increase or decrease the level of these activities.

        We have access to additional borrowing to support liquidity as follows:

  •
  A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of March 31, 2004, the remaining borrowing capacity was $975 million; however, the outstanding balance fluctuates daily.

  •
  Two primary credit facilities and one additional credit facility totaling $1.20 billion to cover short-term liquidity requirements. These consist of a $575 million five-year revolving line of credit expiring in 2006, a $575 million 364-day revolving line of credit expiring in the second quarter of 2004 and a $50 million one-year revolving line of credit expiring in the third quarter of 2004. The right to borrow under the five-year and 364-day facilities is subject to requirements that are customary for facilities of this size, type and purpose. These requirements are currently being met and we expect to continue to meet them in the future. There were no borrowings under any of these lines of credit during the first quarter of 2004. The total amount outstanding at any point in time under the combination of the commercial paper program and the three credit facilities is limited to $1.20 billion.

  •
  The right to issue up to an additional $2.80 billion of debt securities, equity securities, warrants for debt and equity securities, trust preferred securities, stock purchase contracts and stock purchase units utilizing the shelf registration statement filed with the SEC in August 2003.

FORWARD-LOOKING STATEMENTS

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

        These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "seeks," "expects," "will," "should," "anticipates," "estimates," "intends," "believes," "likely," "targets" and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Factors which could cause actual results to differ materially from those suggested by such forward-looking statements are incorporated in this Part I, Item 2 by reference to the information set forth in our Annual Report on Form 10-K, Part II, Item 7, under the caption "Forward-Looking Statements and Risk Factors."

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

        During the fiscal quarter ended March 31, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading "Regulation" and under the heading "Legal proceedings" in Note 7 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2004 - January 31, 2004	8,546	$43.9900	None	$350 million
February 1, 2004 - February 29, 2004	1,264,447	$46.2563	1,258,600	$1.292 billion
March 1, 2004 - March 31, 2004	2,437,221	$44.7085	2,435,000	$1.183 billion

Total	3,710,214		3,693,600

(1)
January:    In accordance with the terms of its equity compensation plans, Allstate acquired 8,546 shares in connection with stock option exercises by employees and/or directors. The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise.

  February:    In accordance with the terms of its equity compensation plans, Allstate acquired 5,847 shares in satisfaction of withholding taxes due upon the exercise of stock options and the vesting of restricted stock held by employees and/or directors.

  March:    In accordance with the terms of its equity compensation plans, Allstate acquired 2,221 shares in connection with stock option exercises by employees and/or directors. The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise.

(2)
On February 4, 2003, Allstate announced the approval of a repurchase program for $500 million. On February 4, 2004, Allstate announced the approval of a $1.00 billion increase to the current share repurchase program. The combined program is expected to be completed by December 31, 2005.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    An Exhibit Index has been filed as part of this report on page E-1.

  (b)
  Current Reports on Form 8-K were filed during the first quarter of 2004 on the following dates for the items indicated:

    February 4, 2004, Items 7 and 12, regarding results of operations and financial condition for the quarter ended December 31, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation (Registrant)
May 4, 2004	By /s/ SAMUEL H. PILCH Samuel H. Pilch Controller (chief accounting officer and duly authorized officer of Registrant)

Exhibit No.	Description
4
Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.
10.1	Amendment approved by the Board of Directors on March 9, 2004 to The Allstate Corporation 2001 Equity Incentive Plan.
10.2	The Allstate Corporation Annual Executive Incentive Compensation Plan as amended and restated as of March 9, 2004.
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 4, 2004, concerning unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32	Section 1350 Certification

E-1