Form 10-Q
period 2004-06-30
ALLSTATE CORP
filed 2004-08-03
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
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

Yes ☒    No ☐

As of July 30, 2004, the registrant had 692,987,884 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues
Property-liability insurance premiums earned	$6,460	$6,146	$12,831	$12,145
Life and annuity premiums and contract charges	504	533	1,000	1,172
Net investment income	1,299	1,229	2,573	2,451
Realized capital gains and losses	41	(9)	211	(8)

	8,304	7,899	16,615	15,760

Costs and expenses
Property-liability insurance claims and claims expense	4,021	4,527	8,007	8,678
Life and annuity contract benefits	378	426	773	956
Interest credited to contractholder funds	480	460	950	913
Amortization of deferred policy acquisition costs	1,072	961	2,127	1,974
Operating costs and expenses	770	728	1,503	1,481
Restructuring and related charges	16	14	27	37
Interest expense	73	67	147	134

	6,810	7,183	13,534	14,173

(Loss) gain on disposition of operations	(8)	3	(11)	3
Income from operations before income tax expense, dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	1,486	719	3,070	1,590
Income tax expense	452	129	912	332

Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	1,034	590	2,158	1,258
Dividends on preferred securities of subsidiary trust	—	(2)	—	(5)
Cumulative effect of change in accounting principle, after-tax	—	—	(175)	—

Net income	$1,034	$588	$1,983	$1,253

Earnings per share:
Net income per share—basic	$1.47	$0.84	$2.82	$1.78

Weighted average shares—basic	700.0	704.0	702.3	703.7

Net income per share—diluted	$1.47	$0.84	$2.81	$1.78

Weighted average shares—diluted	704.5	706.6	706.8	705.9

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in millions, except par value data)	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $87,177 and $82,607)	$90,155	$87,741
Equity securities, at fair value (cost $4,404 and $4,028)	5,576	5,288
Mortgage loans	7,153	6,539
Short-term	2,972	1,815
Other	1,727	1,698

Total investments	107,583	103,081
Cash	295	366
Premium installment receivables, net	4,632	4,386
Deferred policy acquisition costs	5,065	4,842
Reinsurance recoverables, net	3,506	3,121
Accrued investment income	996	1,068
Property and equipment, net	1,011	1,046
Goodwill	878	929
Other assets	2,278	1,878
Separate Accounts	13,564	13,425

Total assets	$139,808	$134,142

Liabilities
Reserve for property-liability insurance claims and claims expense	$17,975	$17,714
Reserve for life-contingent contract benefits	11,069	11,020
Contractholder funds	51,457	47,071
Unearned premiums	9,464	9,187
Claim payments outstanding	628	698
Other liabilities and accrued expenses	9,758	8,283
Deferred income taxes	358	1,103
Short-term debt	202	3
Long-term debt	4,650	5,073
Separate Accounts	13,564	13,425

Total liabilities	119,125	113,577

Commitments and Contingent Liabilities (Note 7)
Shareholders' equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2 billion shares authorized and 900 million issued, 695 million and 704 million shares outstanding	9	9
Additional capital paid-in	2,668	2,614
Retained income	23,231	21,641
Deferred compensation expense	(175)	(194)
Treasury stock, at cost (205 million and 196 million shares)	(6,710)	(6,261)
Accumulated other comprehensive income:
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments	2,035	3,125
Unrealized foreign currency translation adjustments	(16)	(10)
Minimum pension liability adjustment	(359)	(359)

Total accumulated other comprehensive income	1,660	2,756

Total shareholders' equity	20,683	20,565

Total liabilities and shareholders' equity	$139,808	$134,142

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(in millions)	2004	2003
	(Unaudited)
Cash flows from operating activities
Net income	$1,983	$1,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	13	10
Realized capital gains and losses	(211)	8
Cumulative effect of change in accounting principle	175	—
Interest credited to contractholder funds	950	913
Changes in:
Policy benefit and other insurance reserves	261	341
Unearned premiums	284	210
Deferred policy acquisition costs	(219)	(164)
Premium installment receivables, net	(267)	(122)
Reinsurance recoverables, net	(242)	(40)
Income taxes payable	56	369
Other operating assets and liabilities	117	349

Net cash provided by operating activities	2,900	3,127

Cash flows from investing activities
Proceeds from sales
Fixed income securities	9,470	9,056
Equity securities	1,538	1,242
Investment collections
Fixed income securities	3,047	3,163
Mortgage loans	335	290
Investment purchases
Fixed income securities	(17,323)	(16,512)
Equity securities	(1,660)	(1,714)
Mortgage loans	(991)	(484)
Change in short-term investments, net	5	712
Change in other investments, net	(9)	(30)
Purchases of property and equipment, net	(78)	(87)

Net cash used in investing activities	(5,666)	(4,364)

Cash flows from financing activities
Change in short-term debt, net	199	(184)
Proceeds from issuance of long-term debt	4	395
Repayment of long-term debt	(6)	(329)
Contractholder fund deposits	6,560	4,535
Contractholder fund withdrawals	(3,231)	(2,775)
Dividends paid	(366)	(310)
Treasury stock purchases	(574)	(62)
Other	109	12

Net cash provided by financing activities	2,695	1,282

Net (decrease) increase in cash	(71)	45
Cash at beginning of period	366	462

Cash at end of period	$295	$507

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

        The condensed consolidated financial statements and notes as of June 30, 2004, and for the three-month and six-month periods ended June 30, 2004 and 2003 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

        To conform to the 2004 presentation, certain amounts in the prior year's condensed consolidated financial statements and notes have been reclassified.

        Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities, totaled $59 million and $45 million for the six months ended June 30, 2004 and 2003, respectively.

Adopted accounting standards

Financial Accounting Standards Board ("FASB") Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-1")

        In January 2004, the FASB issued FSP FAS 106-1 to address the accounting implications of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act"). The Act, which was signed into law on December 8, 2003, provides, among other things, a federal subsidy to plan sponsors who maintain postretirement health care plans ("plans") that provide prescription drug benefits and meet certain equivalency qualifications. The FSP allowed reporting entities to make a one-time election to defer recognizing the impact of the Act on their accumulated postretirement benefit obligation ("APBO") determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" until sufficient guidance is developed to permit a determination of both the qualification for the subsidy and how to recognize the impact of the subsidy on its APBO or net periodic postretirement benefit cost. The Company adopted FSP FAS 106-1 in the first quarter of 2004 and elected to defer recognition of the accounting impact of the Act as information was not available to determine with sufficient certainty whether the Company's plans meet the equivalency criteria, and if so, how to recognize the impact of the subsidy on its APBO or net periodic postretirement benefit cost. In May 2004, the FASB issued FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which supercedes FSP FAS 106-1. (See "Pending accounting standards" below for further discussion.)

Statement of Position No. 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1")

        On January 1, 2004, the Company adopted SOP 03-1. The major provisions of the SOP affecting the Company require:

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

  Liabilities for contract guarantees

        The Company offers various guarantees to variable contractholders including a return of no less than (a) total deposits made on the contract less any customer withdrawals, (b) total deposits made on the contract less any customer withdrawals plus a minimum return or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death (death benefits), upon annuitization (income benefits), or at specified dates during the accumulation period (accumulation benefits). To manage the risk associated with a portion of its minimum guaranteed death and income benefits, the Company acquired reinsurance for policies issued prior to January 1, 2000. Additionally, the Company hedges death benefits for substantially all contracts issued since January 1, 2003 and accumulation benefits for all contracts issued.

        The table below presents information regarding the Company's variable contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

($ in millions)	June 30, 2004
In the event of death
Account value	$13,330
Net amount at risk(1)	$2,284
Average attained age of contractholders	63 years
At annuitization
Account value	$3,710
Net amount at risk(2)	$70
Weighted average waiting period until annuitization options available	8 years
Accumulation at specified dates
Account value	$86
Net amount at risk(3)	$—
Weighted average waiting period until guarantee date	11 years
(1)
Defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.
(2)
Defined as the present value of the minimum guaranteed annuity payments determined in accordance with the terms of the contract in excess of the current account balance.
(3)
Defined as the present value of the guaranteed minimum accumulation balance in excess of the current account balance.

        Account balances of variable contracts' separate accounts with guarantees were invested as follows:

(in millions)	June 30, 2004
Equity securities (including mutual funds)	$12,694
Cash and cash equivalents	636

Total variable contracts' separate account assets with guarantees	$13,330

        The following table summarizes the liabilities for guarantees:

(in millions)	Liability for guarantees related to death benefits	Liability for guarantees related to income benefits	Total
Balance at January 1, 2004	$117	$41	$158
Less reinsurance recoverables	(11)	(2)	(13)

Net balance at January 1, 2004	106	39	145
Incurred guaranteed benefits	17	3	20
Paid guarantee benefits	(30)	—	(30)

Net change	(13)	3	(10)
Net balance at June 30, 2004	93	42	135
Plus reinsurance recoverables	9	—	9

Balance, June 30, 2004(1)	$102	$42	$144

(1)
Included in the total reserve balance are reserves for variable annuity death benefits of $87 million, variable annuity income benefits of $16 million and other guarantees of $41 million.

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

  Deferred sales inducements

        Costs related to sales inducements offered on sales to new customers, principally on investment contracts and primarily in the form of additional credits to the customer's account value or enhancements to interest credited for a specified period, which are beyond amounts currently being credited to existing contracts, are deferred and recorded as other assets. All other sales inducements are expensed as incurred and included in interest credited to contractholder funds on the Condensed Consolidated Statements of Operations. DSI is amortized to income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds. DSI is periodically reviewed for recoverability and written down when necessary.

        DSI activity for the six months ended June 30, 2004 was as follows:

(in millions)
Balance, January 1, 2004	$182
Sales inducements deferred	25
Amortization charged to income	(21)
Effects of unrealized gains and losses	(32)

Balance, June 30, 2004	$154

Pending Accounting Standards

Emerging Issues Task Force Topic No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1")

        In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF 03-1, which is effective for fiscal periods beginning after June 15, 2004. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value an impairment exists for which a determination must be made as to whether the impairment is other-than-temporary. An impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value when an impairment is other-than-temporary. Subsequent to an other-than temporary impairment loss, a debt security should be accounted for in accordance with Statement of Position No. 03-3, "Accounting for Loans and Certain Debt Securities Acquired in a Transfer", which allows the accretion of the discount between the carrying value and expected value of a security if the amount and timing of the recognition of that difference in cash is reasonably estimable. EITF 03-1 also indicates that although not presumptive a pattern of selling investments prior to the forecasted recovery may call into question an investor's intent to hold the security until it recovers in value.

        The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and to investment securities accounted for under the cost method to the extent an impairment indicator exists or the reporting entity has estimated the fair value of the investment security in connection with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments".

        The final consensus on EITF 03-1 included additional disclosure requirements incremental to those adopted by the Company effective December 31, 2003 that are effective for fiscal years ending after June 15, 2004.

        The Company is currently evaluating the impact of EITF 03-1 on its process for determining other-than-temporary impairment for the affected securities. More specifically, the Company is analyzing whether subsequent to adoption its portfolio management practices for certain securities classified as available-for-sale pursuant to SFAS No. 115 could be interpreted as a pattern of selling thereby affecting its designated intent to hold such investments for the period necessary to allow for the forecasted recovery of fair value pursuant to the requirements of EITF 03-1. As a result of this analysis, the Company may potentially reclassify to realized capital gains and losses the unrealized net capital gains and losses associated with certain securities classified as available-for-sale.

        Adoption of this standard may:

  •
  Accelerate the timing of recognition of certain impairment losses or otherwise result in impairment losses being recognized when they previously may not have been;

  •
  Result in the designation of certain investment securities as trading;

  •
  Increase the volatility of net income due to:

  •
  The potential recognition of unrealized losses in situations where the Company anticipates a full recovery of certain unrealized losses but does not desire to elect a permanent intent to hold the affected securities, regardless of internal and external facts and circumstances, until such time as they fully recover or mature; and

  •
  Changes in the timing of the recognition of the difference between carrying value and expected settlement value of those debt securities for which an other-than-temporary impairment is taken.

Adoption of this standard is not expected to have a material impact on shareholders' equity since fluctuations in fair value are already recorded in accumulated other comprehensive income.

FASB Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-2")

        In May 2004, the FASB issued FSP FAS 106-2 to provide guidance on accounting for the effects of the Act that supercedes the guidance provided by FSP FAS 106-1, which was adopted by the Company in the first quarter of 2004. (See preceding section on adopted accounting standards.) FSP FAS 106-2 requires reporting entities that elected deferral under FSP FAS 106-1 to recognize the impact of the Act no later than the first interim or annual reporting period beginning after June 15, 2004 if actuarial equivalence can be determined. The Company is in the process of determining the impact of FSP FAS 106-2, which is not expected to be material to the condensed consolidated financial statements.

2.     Earnings per share

        Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common and dilutive potential common shares outstanding. For Allstate, dilutive potential common shares consist of the common shares underlying outstanding stock options.

        The computations of basic and diluted earnings per share are presented in the following table:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2004	2003	2004	2003
Numerator (applicable to common shareholders):
Income before dividends on preferred securities of subsidiary trust and cumulative effect of change in accounting principle, after-tax	$1,034	$590	$2,158	$1,258
Dividends on preferred securities of subsidiary trust	—	(2)	—	(5)
Cumulative effect of change in accounting principle, after-tax	—	—	(175)	—

Net income applicable to common shareholders	$1,034	$588	$1,983	$1,253

Denominator:
Weighted average common shares outstanding	700.0	704.0	702.3	703.7
Effect of potential dilutive securities:
Stock options	4.5	2.6	4.5	2.2

Weighted average common and dilutive potential common shares outstanding	704.5	706.6	706.8	705.9

Earnings per share—Basic:
Income before dividends on preferred securities of subsidiary trust and cumulative effect of change in accounting principle, after-tax	$1.47	$0.84	$3.07	$1.78
Dividends on preferred securities of subsidiary trust	—	—	—	—
Cumulative effect of change in accounting principle, after-tax	—	—	(0.25)	—

Net income applicable to common shareholders	$1.47	$0.84	$2.82	$1.78

Earnings per share—Diluted:
Income before dividends on preferred securities of subsidiary trust and cumulative effect of change in accounting principle, after-tax	$1.47	$0.84	$3.06	$1.78
Dividends on preferred securities of subsidiary trust	—	—	—	—
Cumulative effect of change in accounting principle, after-tax	—	—	(0.25)	—

Net income applicable to common shareholders	$1.47	$0.84	$2.81	$1.78

        Options to purchase 4.0 million and 11.3 million Allstate common shares, with exercise prices ranging from $45.61 to $50.72 and $36.30 to $50.72, were outstanding at June 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share for the three-month periods ended June 30, 2004 and 2003 since inclusion of these options would have an anti-dilutive effect as the options' exercise prices exceeded the average market price of Allstate common shares in the three-month period. Options to purchase 4.2 million and 11.3 million Allstate common shares, with exercise prices ranging from $45.29 to $50.72 and $35.17 to $50.72, were outstanding at June 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share for the six-month periods ended June 30, 2004 and 2003 since inclusion of these options would have an anti-dilutive effect.

3.     Disposition

        In February 2004, the Company disposed of a portion of its equity investment in a consolidated investment management variable interest entity ("VIE"). This action triggered, under FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities", a reconsideration of whether the Company remains the primary beneficiary of the VIE. After such reconsideration, the Company determined it was no longer the primary beneficiary of the affected investment management VIE, and accordingly, the VIE was deconsolidated as of the disposition date in the first quarter of 2004. The deconsolidation of the investment management VIE resulted in a decrease in assets of $428 million and a decrease in long-term debt of $412 million at June 30, 2004.

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

        Management believes that the reserve for claims and claims expense, net of reinsurance recoverables, at June 30, 2004 is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by that date.

5.     Reinsurance

        Property-liability insurance premiums and life and annuity premiums and contract charges are net of the following reinsurance ceded:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Property-liability insurance premiums earned	$95	$67	$181	$143
Life and annuity premiums and contract charges	121	118	283	239

        Property-liability insurance claims and claims expense and life and annuity contract benefits are net of the following reinsurance recoveries:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Property-liability insurance claims and claims expense	$367	$60	$410	$149
Life and annuity contract benefits	129	99	222	175

6.     Company Restructuring

        In 2003, the Company completed the restructuring program initiated in 2001 to improve the efficiency of its claims handling and certain other back-office processes primarily through a consolidation and reconfiguration of field claim offices, customer information centers and satellite offices ("2001 program"). The 2001 program resulted in a reduction of the total number of field claim offices and an increase in the average size of individual claim offices. In addition, two customer information centers and two satellite offices were closed. As part of the 2001 program, employees working in facilities selected for closure were given the option to either relocate or collect severance benefits. As a result of the 2001 program, $96 million was accrued for certain employee termination costs and qualified exit costs. The Company realized approximately $175 million of annual pre-tax expense savings as a result of implementing the 2001 program.

        In addition, the Company undertakes various initiatives to reduce expenses and/or increase productivity ("other programs"). The other programs generally involve a reduction in staffing levels, and in certain cases, office closures.

        The following table illustrates the inception to date change in the restructuring liability at June 30, 2004:

(in millions)	Employee costs	Exit costs	Total liability
2001 program adjustments:
Addition to liability for 2001 program	$17	$79	$96
Net adjustments to liability	5	2	7
Payments applied against the liability	(22)	(67)	(89)

2001 program liability at June 30, 2004	—	14	14
Other programs:
Addition to liability for other programs	21	16	37
Payments applied against the liability	(18)	(4)	(22)

Other programs liability at June 30, 2004	3	12	15

Balance at June 30, 2004	$3	$26	$29

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

Guarantees

        The Company provides residual value guarantees on Company leased automobiles. If all outstanding leases were terminated effective June 30, 2004, the Company's maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $18 million at June 30, 2004. The remaining term of each residual value guarantee is equal to the term of the underlying lease that range from less than one year to three years. Historically, the Company has not made any material payments pursuant to these guarantees.

        The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. In the event all such specified credit events were to occur, the Company's maximum amount at risk on these fixed income securities, as measured by the par value was $101 million at June 30, 2004. The obligations associated with these fixed income securities expire at various times during the next seven years.

        Lincoln Benefit Life Company ("LBL"), a wholly owned subsidiary of ALIC, has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program. LBL has issued a repayment guarantee on the outstanding commercial paper balance that is fully collateralized by the cash surrender value of the universal life insurance contracts. At June 30, 2004, the amount due under the commercial paper program is $300 million and the cash surrender value of the policies is $309 million. The repayment guarantee expires April 30, 2006.

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

        The aggregate liability balance related to all guarantees was not material as of June 30, 2004.

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

        Regulatory bodies have contacted various subsidiaries of the Company and have requested information relating to variable insurance products, including such areas as market timing and late trading and sales practices. The Company believes that these inquiries are similar to those made to many financial services companies as part of an industry-wide investigation by various regulatory agencies into the practices, policies and procedures relating to variable insurance products sales and subaccount trading practices. The various subsidiaries of the Company have and will continue to respond to these information requests and investigations. The Company at the present time is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company's condensed consolidated financial position.

Legal proceedings

Background

        The Company and certain of its subsidiaries are named as defendants in a number of lawsuits and other legal proceedings arising out of various aspects of its business. As background to the "proceedings" described below, please note the following:

  •
  These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to, the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies, the fact that many of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, the fact that many of these matters involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies.

  •
  In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages. In some cases, the monetary damages sought include punitive or treble damages or are not specified. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In those cases where plaintiffs have made a specific demand for monetary damages, they often specify damages just below a jurisdictional limit regardless of the facts of the case. This represents the maximum they can seek without risking removal from state court to federal court. In our experience, monetary demands in plaintiffs' court pleadings bear little relation to the ultimate loss, if any, to the Company.

  •
  For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. The Company reviews these matters on an on-going basis and follows the provisions of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

  •
  In the opinion of the Company's management, while some of these matters may be material to the Company's operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on the consolidated financial condition of the Company.

Proceedings

        There are two active nationwide class action lawsuits against Allstate regarding its specification of after-market (non-original equipment manufacturer) replacement parts in the repair of insured vehicles. One of these suits alleges that the specification of such parts constitutes breach of contract and fraud, and this suit mirrors to a large degree lawsuits filed against other carriers in the industry. These plaintiffs allege that after-market parts are not "of like kind and quality" as required by the insurance policy, and they are seeking actual and punitive damages. In the second lawsuit, plaintiffs allege that Allstate and three co-defendants have violated federal antitrust laws by conspiring to manipulate the price of auto physical damage coverages in such a way that not all savings realized by the use of aftermarket parts are passed on to the policyholders. The plaintiffs seek actual and treble damages. In November 2002, a nationwide class was certified in this case. The defendants filed a petition to appeal the certification, and the Eleventh Circuit Court of Appeals recently heard oral arguments. The parties are now awaiting a decision on the appeal. The Company has been vigorously defending both of these lawsuits, and their outcome is uncertain.

        There are several statewide and nationwide class action lawsuits pending against Allstate alleging that its failure to pay "inherent diminished value" to insureds under the collision, comprehensive, uninsured motorist property damage, or auto property damage liability provisions of auto policies constitutes breach of contract and fraud. Plaintiffs define "inherent diminished value" as the difference between the market value of the insured automobile before an accident and the market value after repair. Plaintiffs allege that they are entitled to the payment of inherent diminished value under the terms of the policy. To a large degree, these lawsuits mirror similar lawsuits filed against other carriers in the industry. These lawsuits are pending in various state and federal courts, and they are in various stages of development. Classes have been certified in two cases. Both are multi-state class actions. A trial in one of these multi-state class action cases involving collision and comprehensive coverage concluded on April 29, 2004, with a jury verdict in favor of the Company. The Company is awaiting a ruling on plaintiffs' motion for a new trial. In the other certified class action lawsuit, which involves uninsured motorist property damage coverage, the appellate court has granted the Company's petition for review of the order of certification. The Company has been vigorously defending all of these lawsuits and, since 1998, has been implementing policy language in more than 40 states reaffirming that its collision and comprehensive coverages do not include diminished value claims. The outcome of these disputes is currently uncertain.

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

        One putative statewide and a number of putative nationwide class action lawsuits have been filed in various courts seeking actual and punitive damages from Allstate alleging that Allstate violated the Fair Credit Reporting Act or state law by failing to provide appropriate notices to applicants and/or policyholders when adverse action was taken as a result of information in a consumer report or by ordering consumer reports without a permissible purpose. These cases have been centralized in the federal court in Nashville, Tennessee. The Company is also defending a putative nationwide class action that alleges that the Company discriminates against non-Caucasian policyholders, through underwriting and rate-making practices including the use of credit by charging them higher premiums. The plaintiffs seek both monetary relief, in the form of actual and punitive damages, and equitable relief, in the form of injunctive and other remedies. The Company is also defending two putative statewide class actions challenging its use of credit under certain state insurance statutes. These plaintiffs seek monetary and equitable relief. The Company denies these allegations and has been vigorously defending these lawsuits. The outcome of these disputes is currently uncertain.

        Allstate is defending various lawsuits involving worker classification issues. These lawsuits include a number of putative class actions and one certified class action challenging the overtime exemption claimed by the Company under the Fair Labor Standards Act or state wage and hour laws. In the one certified class action, the trial court has found Allstate liable and the case will proceed to trial on damages. In these cases, Plaintiffs seek monetary relief, such as penalties and liquidated damages, and non-monetary relief, such as injunctive relief and an accounting. These class actions mirror similar lawsuits filed recently against other carriers in the industry and other employers. A putative nationwide class action filed by former employee agents also includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. Allstate has been vigorously defending these and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

        The Company is also defending certain matters relating to the Company's agency program reorganization announced in 1999. These matters include an investigation by the U.S. Department of Labor, a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") alleging retaliation under federal civil rights laws and a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations. In April 2004, the U.S. Department of Labor notified the Company that it has closed its investigation and contemplates no further action on this matter at this time. In late March 2004, in the EEOC and class action lawsuits, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release for purposes of effecting the court's declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to Allstate "any and all benefits received by the [agent] in exchange for signing the release." The court also "concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination." The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order. The case otherwise remains pending. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA. This matter was dismissed with prejudice in late March 2004 by the trial court but will be the subject of further proceedings on appeal. In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief. Allstate has been vigorously defending these lawsuits and other matters related to its agency program reorganization. In addition, Allstate is defending certain matters relating to its life agency program reorganization announced in 2000. These matters include an investigation by the EEOC with respect to allegations of age discrimination and retaliation. Allstate is cooperating fully with the agency investigation and will continue to vigorously defend these and other claims related to the life agency program reorganization. The outcome of these disputes is currently uncertain.

        The Company is defending various lawsuits and regulatory proceedings that allege that it engaged in business or sales practices inconsistent with state or federal law. In addition, the company is defending several lawsuits brought by annuitants challenging trading restrictions the company adopted to limit market-timing activity. Plaintiffs seek a variety of remedies including monetary and equitable relief. The Company has been vigorously defending these matters, but their outcome is currently uncertain.

Other Actions

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

Asbestos and environmental

        Allstate's reserves for asbestos claims were $1.26 billion and $1.08 billion, net of reinsurance recoverables of $834 million and $504 million at June 30, 2004 and December 31, 2003, respectively. Reserves for environmental claims were $248 million and $257 million, net of reinsurance recoverables of $53 million and $58 million at June 30, 2004 and December 31, 2003, respectively. Approximately 63% and 60% of the total net asbestos and environmental reserves at June 30, 2004 and December 31, 2003, respectively, were for incurred but not reported estimated losses.

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

8.     Components of Net Periodic Pension and Postretirement Benefit Costs

        The components of net periodic cost for the Company's pension and postretirement benefit plans for the six months ended June 30 are as follows:

	Pension benefits		Postretirement benefits
(in millions)	2004	2003	2004	2003
Service cost	$78	$67	$14	$9
Interest cost	132	127	36	35
Expected return on plan assets	(144)	(111)	—	—
Amortization of:
Prior service costs	(1)	(2)	(1)	—
Unrecognized transition obligation	—	—	—	—
Net loss (gain)	58	46	6	4
Settlement loss	23	30	—	—

Net periodic cost	$146	$157	$55	$48

9.     Equity Incentive Plans

        The following table illustrates the effect on net income and earnings per share as if the fair value based method, adopted prospectively by the Company on January 1, 2003, had been applied to all outstanding and unvested awards in each period.

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2004	2003	2004	2003
Net income, as reported	$1,034	$588	$1,983	$1,253
Add: Employee stock option expense included in reported net income, after-tax	6	3	9	4
Deduct: Total employee stock option expense determined under fair value based method for all awards, after-tax	(11)	(12)	(20)	(22)

Pro forma net income	$1,029	$579	$1,972	$1,235

Earnings per share—Basic:
As reported	$1.47	$0.84	$2.82	$1.78
Pro forma	1.47	0.82	2.81	1.76
Earnings per share—Diluted:
As reported	$1.47	$0.84	$2.81	$1.78
Pro forma	1.46	0.82	2.79	1.75

10.   Business Segments

        Summarized revenue data for each of the Company's business segments are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Revenues
Property-Liability
Property-liability insurance premiums
Standard auto	$3,847	$3,627	$7,633	$7,163
Non-standard auto	508	574	1,025	1,158

Auto	4,355	4,201	8,658	8,321
Homeowners	1,449	1,329	2,877	2,624
Other	654	609	1,293	1,191

Allstate Protection	6,458	6,139	12,828	12,136
Discontinued Lines and Coverages	2	7	3	9

Total property-liability insurance premiums	6,460	6,146	12,831	12,145
Net investment income	443	417	867	825
Realized capital gains and losses	109	31	300	68

Total Property-Liability	7,012	6,594	13,998	13,038
Allstate Financial
Life and annuity premiums and contract charges
Traditional life	85	96	159	187
Immediate annuities with life contingencies	66	68	143	251
Accident, health and other	101	133	196	271

Total premiums	252	297	498	709
Interest-senstive life	161	154	321	304
Fixed annuities	14	11	28	18
Variable annuities	61	50	121	97
Institutional products	—	3	—	6
Accident, health and other	16	18	32	38

Total contract charges	252	236	502	463

Total life and annuity premiums and contract charges	504	533	1,000	1,172
Net investment income	833	797	1,654	1,596
Realized capital gains and losses	(61)	(39)	(84)	(75)

Total Allstate Financial	1,276	1,291	2,570	2,693
Corporate and Other
Service fees	3	3	6	7
Net investment income	23	15	52	30
Realized capital gains and losses	(7)	(1)	(5)	(1)

Total Corporate and Other before reclassification of service fees	19	17	53	36
Reclassification of service fees(1)	(3)	(3)	(6)	(7)

Total Corporate and Other	16	14	47	29

Consolidated Revenues	$8,304	$7,899	$16,615	$15,760

(1)
For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

        Summarized financial performance data for each of the Company's reportable segments are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax
Property-Liability
Underwriting income (loss)
Allstate Protection	$1,207	$234	$2,077	$685
Discontinued Lines and Coverages	(319)	(53)	(324)	(91)

Total underwriting income (loss)	888	181	1,753	594
Net investment income	443	417	867	825
Income tax expense on operations	(395)	(102)	(772)	(305)
Realized capital gains and losses, after-tax	71	23	203	50
Gain on disposition of operations, after-tax	—	2	—	2

Property-Liability income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	1,007	521	2,051	1,166
Allstate Financial
Life and annuity premiums and contract charges	504	533	1,000	1,172
Net investment income	833	797	1,654	1,596
Periodic settlements and accruals on non-hedge derivative financial instruments	12	2	18	5
Contract benefits and interest credited to contractholder funds	856	886	1,720	1,869
Operating costs and expenses and amortization of deferred acquisition costs	297	253	559	593
Restructuring and related charges	4	—	4	—
Income tax expense on operations	66	62	131	98

Operating income	126	131	258	213
Loss on disposition of operations, after-tax	(15)	—	(17)	—
Realized capital gains and losses, after-tax	(43)	(25)	(57)	(46)
Reclassification of periodic settlements and accruals on non-hedge financial instruments, after-tax	(7)	(1)	(11)	(3)
DAC and DSI amortization relating to realized capital gains and losses, after-tax	(3)	(7)	(13)	(16)

Allstate Financial income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	58	98	160	148
Corporate and Other
Service fees(1)	3	3	6	7
Net investment income	23	15	52	30
Operating costs and expenses	79	71	159	142
Income tax benefit on operations	(27)	(25)	(51)	(50)

Operating loss	(26)	(28)	(50)	(55)
Realized capital gains and losses, after-tax	(5)	(1)	(3)	(1)

Corporate and Other loss before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	(31)	(29)	(53)	(56)

Consolidated income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	$1,034	$590	$2,158	$1,258

(1)
For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

11.   Other Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three months ended June 30,
	2004			2003
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$(2,099)	$734	$(1,365)	$1,280	$(448)	$832
Less: reclassification adjustments	48	(17)	31	(17)	6	(11)

Unrealized net capital gains (losses)	(2,147)	751	(1,396)	1,297	(454)	843
Net gains (losses) on derivative instruments arising during the period	—	—	—	1	—	1
Less: reclassification adjustment for derivative instruments	(5)	2	(3)	(1)	—	(1)

Unrealized net capital gains (losses) and net gains (losses) on derivative instruments	(2,142)	749	(1,393)	1,299	(454)	845
Unrealized foreign currency translation adjustments	(7)	2	(5)	23	(8)	15

Other comprehensive income (loss)	$(2,149)	$751	(1,398)	$1,322	$(462)	860

Net income			1,034			588

Comprehensive income (loss)			$(364)			$1,448

        The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Six months ended June 30,
	2004			2003
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$(1,420)	$497	$(923)	$1,320	$(462)	$858
Less: reclassification adjustments	258	(90)	168	(45)	16	(29)

Unrealized net capital gains (losses)	(1,678)	587	(1,091)	1,365	(478)	887
Net gains (losses) on derivative instruments arising during the period	—	—	—	1	—	1
Less: reclassification adjustment for derivative instruments	(2)	1	(1)	(1)	—	(1)

Unrealized net capital gains (losses) and net gains (losses) on derivative instruments	(1,676)	586	(1,090)	1,367	(478)	889
Unrealized foreign currency translation adjustments	(9)	3	(6)	35	(12)	23

Other comprehensive income (loss)	$(1,685)	$589	(1,096)	$1,402	$(490)	912

Net income			1,983			1,253

Comprehensive income (loss)			$887			$2,165

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Allstate Corporation:

        We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the "Company") as of June 30, 2004, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

        We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

        We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the year then ended, not presented herein. In our report dated February 4, 2004, which report includes an explanatory paragraph as to changes in the Company's methods of accounting for stock-based compensation, embedded derivatives in modified coinsurance agreements and variable interest entities in 2003 and its method of accounting for goodwill and other intangible assets in 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois
August 3, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

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

HIGHLIGHTS

  •
  Net income increased by $446 million or 75.9% to $1.03 billion in the second quarter of 2004 from $588 million in the second quarter of 2003. Net income increased $730 million or 58.3% to $1.98 billion for the first six months of 2004 from $1.25 billion for the first six months of 2003. Net income per diluted share increased 75.0% to $1.47 in the second quarter of 2004 from $0.84 in the second quarter of last year, and 57.9% to $2.81 in the first six months of 2004 from $1.78 in the first six months of last year. Net income in the first six months of 2004 included the unfavorable impact of adopting AICPA Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"), totaling $175 million, after-tax.

  •
  Total revenues increased by $405 million or 5.1% to $8.30 billion in the second quarter of 2004 from $7.90 billion in the second quarter of 2003 and increased $855 million or 5.4% to $16.62 billion for the first six months of 2004 from $15.76 billion for the first six months of 2003.

  •
  Property-Liability premiums earned increased $314 million or 5.1% to $6.46 billion in the second quarter of 2004 from $6.15 billion in the second quarter of 2003 and increased $686 million or 5.6% to $12.83 billion for the first six months of 2004 from $12.15 billion for the first six months of 2003. Growth in policies in force ("PIF") from June 30, 2003 to June 30, 2004 for the core Allstate brand standard auto and homeowners accelerated to 4.9% and 5.7%, respectively, and total Allstate brand PIF increased 3.3%. Allstate brand standard auto and homeowners renewal ratio increased 1.2 pts and 0.9 pts, respectively, in the second quarter of 2004 and 1.5 pts and 0.8 pts, respectively in the first six months of 2004. The combined ratio improved 10.8 points in the second quarter of 2004 and 8.8 points in the first six months of 2004 compared to the same periods last year. Catastrophe losses decreased 56.2% to $248 million in the second quarter of 2004, with an impact to the combined ratio of 3.8 points, compared to 9.2 points in the second quarter of 2003. Catastrophe losses decreased 50.0% to $350 million in the first six months of 2004, with an impact to the combined ratio of 2.7 points, compared to 5.8 points in the first six months of 2003.

  •
  Allstate Financial investments, including separate accounts assets, increased 10.1% in the second quarter of 2004 compared to the same period of last year.

  •
  Net realized capital gains were $41 million in the second quarter of 2004 compared to net realized capital losses of $9 million in the second quarter of 2003. Net realized capital gains were $211 million in the first six months of 2004 compared to net realized capital losses of $8 million in the first six months of 2003.

  •
  Book value per diluted share increased 8.1% to $29.55 in the second quarter of 2004 compared to the same period of last year.

  •
  Return on equity improved 6.5 points to 17.2% in the second quarter of 2004 compared to the same period of last year based on net income for the last twelve months.

CONSOLIDATED NET INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Revenues
Property-liability insurance premiums earned	$6,460	$6,146	$12,831	$12,145
Life and annuity premiums and contract charges	504	533	1,000	1,172
Net investment income	1,299	1,229	2,573	2,451
Realized capital gains and losses	41	(9)	211	(8)

Total revenues	8,304	7,899	16,615	15,760
Costs and expenses
Property-liability insurance claims and claims expense	(4,021)	(4,527)	(8,007)	(8,678)
Life and annuity contract benefits	(378)	(426)	(773)	(956)
Interest credited to contractholder funds	(480)	(460)	(950)	(913)
Amortization of deferred policy acquisition costs	(1,072)	(961)	(2,127)	(1,974)
Operating costs and expenses	(770)	(728)	(1,503)	(1,481)
Restructuring and related charges	(16)	(14)	(27)	(37)
Interest expense	(73)	(67)	(147)	(134)

Total costs and expenses	(6,810)	(7,183)	(13,534)	(14,173)
(Loss) gain on disposition of operations	(8)	3	(11)	3
Income tax expense	(452)	(129)	(912)	(332)
Dividends on preferred securities of subsidiary trust	—	(2)	—	(5)
Cumulative effect of change in accounting principle, after-tax	—	—	(175)	—

Net income	$1,034	$588	$1,983	$1,253

Property-Liability	$1,007	$521	$2,051	$1,166
Allstate Financial	58	98	(15)	148
Corporate and Other	(31)	(31)	(53)	(61)

Net income	$1,034	$588	$1,983	$1,253

PROPERTY-LIABILITY HIGHLIGHTS

  •
  Premiums written increased 5.0% in the second quarter of 2004 over the second quarter of 2003 and 5.8% in the first six months of 2004 over the first six months of 2003, primarily due to increases in the Allstate brand standard auto and homeowners number of PIF and average premiums. Allstate brand standard auto and homeowners new business premiums increased 29.9% and 31.6%, respectively, in the second quarter of 2004 and 36.0% and 36.1%, respectively, in the first six months of 2004, over the same periods of 2003. Allstate brand standard auto and homeowners premiums written increased 5.7% and 9.2%, respectively, in the second quarter of 2004 and 6.8% and 10.2%, respectively, in the first six months of 2004, over the same periods of 2003. Premiums written is an operating measure that is defined and reconciled to premiums earned on page 25.

  •
  Underwriting income for Property-Liability increased $707 million to $888 million in the second quarter of 2004 from $181 million in the second quarter in 2003, with a combined ratio improvement of 10.8 points to 86.3. Underwriting income increased $1.16 billion to $1.75 billion in the first six months of 2004 from $594 million in the first six months in 2003, with a combined ratio improvement of 8.8 points to 86.3. These improvements were a result of earned premium growth, lower catastrophe losses, favorable claim frequency, and net favorable reserve reestimates of $77 million, partially offset by increased severity of current year claims. Underwriting income is a measure that is not based on generally accepted accounting principles ("GAAP") that is defined on page 23.

  •
  The Ivantage combined ratio improved 13.4 points in the second quarter of 2004 compared to the second quarter of last year primarily due to reestimates of current year losses, and improved 8.7 points in the first six months of 2004 compared to the same period last year. The combined ratio reduction was also the result of profit improvement actions, which caused the number of Ivantage standard auto and homeowners PIF to decline compared to June 30, 2003.

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

        Underwriting income, reconciled to net income on page 24, is calculated as premiums earned, less claims and claims expense ("losses"), amortization of deferred policy acquisition costs ("DAC"), operating costs and expenses and restructuring and related charges as determined using GAAP. This is one of the measures we use in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results. It is also an integral component of incentive compensation. It is useful for investors to evaluate the components of income separately and in the aggregate when reviewing performance. Underwriting income should not be considered as a substitute for net income and does not reflect the overall profitability of the business. Net income is the most directly comparable GAAP measure.

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

  •
  Effect of Discontinued Lines and Coverages on combined ratio—the ratio of claims and claims expense and other costs and expenses in the Discontinued Lines and Coverages segment to Property-Liability premiums earned. The sum of the effect of Discontinued Lines and Coverages on the combined ratio and the Allstate Protection combined ratio on page 32 is equal to the Property-Liability combined ratio.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratios)	2004	2003	2004	2003
Premiums written	$6,741	$6,422	$13,074	$12,359

Revenues
Premiums earned	$6,460	$6,146	$12,831	$12,145
Net investment income	443	417	867	825
Realized capital gains and losses	109	31	300	68

Total revenues	7,012	6,594	13,998	13,038
Costs and expenses
Claims and claims expense	(4,021)	(4,527)	(8,007)	(8,678)
Amortization of DAC	(949)	(858)	(1,873)	(1,685)
Operating costs and expenses	(590)	(566)	(1,175)	(1,151)
Restructuring and related charges	(12)	(14)	(23)	(37)

Total costs and expenses	(5,572)	(5,965)	(11,078)	(11,551)
Gain on disposition of operations	—	3	—	3
Income tax expense	(433)	(111)	(869)	(324)

Net income	$1,007	$521	$2,051	$1,166

Underwriting income	$888	$181	$1,753	$594
Net investment income	443	417	867	825
Income tax expense on operations	(395)	(102)	(772)	(305)
Realized capital gains and losses, after-tax	71	23	203	50
Gain on disposition of operations, after-tax	—	2	—	2

Net income	$1,007	$521	$2,051	$1,166

Catastrophe losses	$248	$566	$350	$699

GAAP operating ratios
Claims and claims expense ("loss") ratio	62.3	73.7	62.4	71.4
Expense ratio	24.0	23.4	23.9	23.7

Combined ratio	86.3	97.1	86.3	95.1

Effect of catastrophe losses on loss ratio	3.8	9.2	2.7	5.8

Effect of restructuring and related charges on expense ratio	0.2	0.2	0.2	0.3

Effect of Discontinued Lines and Coverages on combined ratio	5.0	0.9	2.5	0.7

ALLSTATE PROTECTION SEGMENT

        As we continue to implement Strategic Risk Management ("SRM"), a multi-phase strategy that integrates tier-based pricing, underwriting and marketing decisions, in the Allstate Protection business, the distinctions between standard auto and non-standard auto may become less important in certain states, depending upon how SRM is implemented. For this reason we are shifting our managerial focus to auto, including standard auto and non-standard auto. We also believe it is useful to investors to analyze auto results that aggregate our standard and non-standard business. However, we will continue to provide results for standard and non-standard auto. Generally, standard auto customers are expected to have lower risks of loss than non-standard auto customers. Our strategy for Ivantage focuses on improving profitability for both Encompass and Deerbrook, and growing in select markets, in part by using SRM. The integration of Encompass policies onto Allstate brand systems has resulted in a different counting process for policies in force. As a result, recorded variances to prior year PIF and average premium are subject to some distortion until the integration is completed.

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

        A reconciliation of premiums written to premiums earned is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Premiums written:
Allstate Protection	$6,740	$6,415	$13,072	$12,351
Discontinued Lines and Coverages	1	7	2	8

Property-Liability premiums written(1)	6,741	6,422	13,074	12,359
Increase in unearned premiums	(288)	(270)	(246)	(248)
Other	7	(6)	3	34

Property-Liability premiums earned(2)	$6,460	$6,146	$12,831	$12,145

Premiums earned:
Allstate Protection	$6,458	$6,139	$12,828	$12,136
Discontinued Lines and Coverages	2	7	3	9

Property-Liability(2)	$6,460	$6,146	$12,831	$12,145

(1)
For the second quarter of 2004 and first six months of 2004, growth of Property-Liability premiums written was negatively impacted by 0.5% and 0.4%, respectively, due to accruals for Texas rate refunds and reinsurance transactions in the current and prior year.
(2)
For the second quarter of 2004 and first six months of 2004, growth of Property-Liability premiums earned was negatively impacted by 0.6% and 0.4%, respectively, due to accruals for Texas rate refunds and reinsurance transactions in the current and prior year.

        Premiums written by brand are shown in the following tables.

	Three Months Ended June 30,
	2004			2003
(in millions)	New	Renewal	Total	New	Renewal	Total
Allstate brand:
Standard auto	$343	$3,205	$3,548	$264	$3,093	$3,357
Non-standard auto	72	382	454	74	424	498

Auto	415	3,587	4,002	338	3,517	3,855
Homeowners	229	1,262	1,491	174	1,191	1,365
Other personal lines	165	530	695	153	496	649

Total Allstate brand	809	5,379	6,188	665	5,204	5,869
Ivantage:
Standard auto (Encompass)	59	266	325	37	288	325
Non-standard auto (Deerbrook)	13	26	39	25	20	45

Auto	72	292	364	62	308	370
Homeowners (Encompass)	19	128	147	10	128	138
Other personal lines	11	30	41	13	25	38

Total Ivantage	102	450	552	85	461	546

Total Allstate Protection premiums written	$911	$5,829	$6,740	$750	$5,665	$6,415

	Six Months Ended June 30,
	2004			2003
(in millions)	New	Renewal	Total	New	Renewal	Total
Allstate brand:
Standard auto	$657	$6,498	$7,155	$483	$6,218	$6,701
Non-standard auto	146	781	927	149	880	1,029

Auto	803	7,279	8,082	632	7,098	7,730
Homeowners	400	2,252	2,652	294	2,113	2,407
Other personal lines	310	998	1,308	267	936	1,203

Total Allstate brand	1,513	10,529	12,042	1,193	10,147	11,340
Ivantage:
Standard auto (Encompass)	104	501	605	67	543	610
Non-standard auto (Deerbrook)	30	52	82	48	38	86

Auto	134	553	687	115	581	696
Homeowners (Encompass)	32	234	266	18	230	248
Other personal lines	21	56	77	21	46	67

Total Ivantage	187	843	1,030	154	857	1,011

Total Allstate Protection premiums written	$1,700	$11,372	$13,072	$1,347	$11,004	$12,351

        Standard auto premiums written increased 5.2% to $3.87 billion in the second quarter of 2004 from $3.68 billion in the same period of 2003 and 6.1% to $7.76 billion during the first six months of 2004 as compared to $7.31 billion in the first six months of 2003.

	Allstate brand		Ivantage (Encompass)
Standard Auto
	2004	2003	2004	2003
Three Months Ended June 30,
New business premiums	$343 million	$264 million	$59 million	$37 million
New business premiums (% change)	29.9	12.3	59.5	15.6
Renewal business premiums	$3.21 billion	$3.09 billion	$266 million	$288 million
Renewal ratio(1)	91.0	89.8	69.1	83.9
PIF (% change)(1)	4.9	(2.2)	(15.4)	(7.6)
Average premium (% change)(1)	0.9	7.6	32.7	14.9
Six Months Ended June 30,
New business premiums	$657 million	$483 million	$104 million	$67 million
New business premiums (% change)	36.0	1.9	55.2	8.1
Renewal business premiums	$6.50 billion	$6.22 billion	$501 million	$543 million
Renewal ratio(1)	90.7	89.2	70.6	83.5
PIF (% change)(1)	4.9	(2.2)	(15.4)	(7.6)
Average premium (% change)(1)	1.7	8.2	32.0	14.0
(1)
Allstate brand statistic excludes business written by Allstate Canada.

        The increase in Allstate brand PIF in the second quarter of 2004 and first six months of 2004 compared to the same periods of 2003 are the result of increases in new business and the renewal ratio related to a decrease in rate activity and the implementation of a broader marketing approach in most of the U.S. The increases in the Allstate brand standard auto average premium in the second quarter of 2004 and in the first six months of 2004 compared to the same periods of 2003 are primarily due to higher average renewal premiums. The rate of increase in auto average premium has declined due to the decrease in rate activity.

        Ivantage standard auto new business premiums written increased in the second quarter of 2004 and in the first six months of 2004 compared to the same periods of 2003 due to increases in new PIF and average premium. Increased average premium per policy was related to rate actions taken during the last two years. We expect the rate of decline in Ivantage standard auto PIF to moderate as our profit improvement actions position us to pursue growth opportunities in this channel.

        The following table shows the net rate changes that were approved for standard auto during the second quarter and first six months of 2004.

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	# of States	Weighted Average Rate Change (%)(1)	Annual Impact of Rate Changes on State Specific Premiums Written (%)(2)	# of States		Weighted Average Rate Change (%)(1)	Annual Impact of Rate Changes on State Specific Premiums Written (%)(2)
Allstate brand	8	0.3	2.4	13		0.3	2.0
Ivantage (Encompass)	5	0.7	3.8	13	(3)	1.4	3.5
(1)
Represents the impact in the states where rate changes were approved during the second quarter and first six months of 2004 as a percentage of total countrywide year-end premiums written.
(2)
Represents the impact in the states where rate changes were approved during the second quarter and first six months of 2004 as a percentage of total year-end premiums written in those states.
(3)
Includes Washington D.C.

        Non-standard auto premiums written decreased 9.2% to $493 million in the second quarter of 2004 from $543 million in the same period of 2003 and 9.5% to $1.01 billion during the first six months of 2004 as compared to $1.12 billion in the first six months of 2003.

	Allstate brand		Ivantage (Deerbrook)
Non-Standard Auto
	2004	2003	2004	2003
Three Months Ended June 30,
New business premiums	$72 million	$74 million	$13 million	$25 million
New business premiums (% change)	(2.7)	(28.8)	(48.0)	38.9
Renewal business premiums	$382 million	$424 million	$26 million	$20 million
Renewal ratio(1)	78.3	74.2	62.1	59.0
PIF (% change)(1)	(13.8)	(19.0)	(1.4)	97.1
Average premium (% change)(1)	2.5	3.2	(6.5)	(0.3)
Six Months Ended June 30,
New business premiums	$146 million	$149 million	$30 million	$48 million
New business premiums (% change)	(2.0)	(29.7)	(37.5)	60.0
Renewal business premiums	$781 million	$880 million	$52 million	$38 million
Renewal ratio(1)	78.4	74.3	61.3	55.9
PIF (% change)(1)	(13.8)	(19.0)	(1.4)	97.1
Average premium (% change)(1)	1.7	6.0	(6.3)	1.5
(1)
Allstate brand statistic excludes business written by Allstate Canada.

        Declines in Allstate brand non-standard auto new and renewal business premiums during the second quarter of 2004 and the first six months of 2004 compared to the same periods of 2003 were primarily due to a decline in PIF. PIF declined primarily because declines in new business were insufficient to make up for an inherently low renewal ratio in this business, and to a lesser extent, a shift in writing business previously reported as non-standard as standard auto using SRM. The rate of increase in auto average premium has declined due to the decrease in rate activity.

        Ivantage non-standard premiums written have decreased slightly in the second quarter of 2004 because of declines in new business.

        The following table shows the net rate changes that were approved for non-standard auto during the second quarter and first six months of 2004.

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	# of States	Weighted Average Rate Change (%)(1)	Annual Impact of Rate Changes on State Specific Premiums Written (%)(2)	# of States	Weighted Average Rate Change (%)(1)	Annual Impact of Rate Changes on State Specific Premiums Written (%)(2)
Allstate brand	1	0.2	1.0	3	1.4	4.6
Ivantage (Deerbrook)	—	—	—	6	1.5	4.1
(1)
Represents the impact in the states where rate changes were approved during the second quarter and first six months of 2004 as a percentage of total countrywide year-end premiums written.
(2)
Represents the impact in the states where rate changes were approved during the second quarter and first six months of 2004 as a percentage of total year-end premiums written in those states.

        Auto premiums written increased 3.3% to $4.37 billion in the second quarter of 2004 from $4.23 billion in the same period of 2003 and 4.1% to $8.77 billion during the first six months of 2004 as compared to $8.43 billion in the first six months of 2003. We believe that using our auto results, which include the standard auto and non-standard auto business, is increasingly important to investors because it allows an aggregated analysis of our results and aligns with our plan to be more focused on opportunities in the broader auto market.

	Allstate brand		Ivantage
Auto
	2004	2003	2004	2003
Three Months Ended June 30,
New business premiums	$415 million	$338 million	$72 million	$62 million
New business premiums (% change)	22.8	(0.3)	16.1	24.0
Renewal business premiums	$3.59 billion	$3.52 billion	$292 million	$308 million
Renewal ratio(1)	89.9	88.1	68.3	81.7
PIF (% change)(1)	3.2	(4.0)	(14.4)	(4.2)
Average premium (% change)(1)	0.3	5.8	27.0	14.7
Six Months Ended June 30,
New business premiums	$803 million	$632 million	$134 million	$115 million
New business premiums (% change)	27.1	(7.9)	16.5	25.0
Renewal business premiums	$7.28 billion	$7.10 billion	$553 million	$581 million
Renewal ratio(1)	89.6	87.6	69.5	81.0
PIF (% change)(1)	3.2	(4.0)	(14.4)	(4.2)
Average premium (% change)(1)	0.8	6.7	26.3	14.5
(1)
Allstate brand statistic excludes business written by Allstate Canada.

        The following table shows the net rate changes that were approved for auto (standard and non-standard) during the second quarter and first six months of 2004.

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	# of States	Weighted Average Rate Change (%)(1)	Annual Impact of Rate Changes on State Specific Premiums Written (%)(2)	# of States		Weighted Average Rate Change (%)(1)	Annual Impact of Rate Changes on State Specific Premiums Written (%)(2)
Allstate brand	8	0.2	2.1	15		0.5	2.5
Ivantage (Encompass & Deerbook)	5	0.6	3.8	16	(3)	1.4	3.6
(1)
Represents the impact in the states where rate changes were approved during the second quarter and first six months of 2004 as a percentage of total countrywide year-end premiums written.
(2)
Represents the impact in the states where rate changes were approved during the second quarter and first six months of 2004 as a percentage of total year-end premiums written in those states.
(3)
Includes Washington D.C.

        Homeowners premiums written increased 9.0% to $1.64 billion in the second quarter of 2004 from $1.50 billion in the same period of 2003 and 9.9% to $2.92 billion during the first six months of 2004 as compared to $2.66 billion in the first six months of 2003.

	Allstate brand		Ivantage (Encompass)
Homeowners
	2004	2003	2004	2003
Three Months Ended June 30,
New business premiums	$229 million	$174 million	$19 million	$10 million
New business premiums (% change)	31.6	38.1	90.0	25.0
Renewal business premiums	$1.26 billion	$1.19 billion	$128 million	$128 million
Renewal ratio(1)	88.2	87.3	90.8	86.5
PIF (% change)(1)	5.7	0.7	(1.8)	(5.6)
Average premium (% change)(1)	3.6	9.0	12.1	7.9
Six Months Ended June 30,
New business premiums	$400 million	$294 million	$32 million	$18 million
New business premiums (% change)	36.1	30.1	77.8	28.6
Renewal business premiums	2.25 billion	$2.11 billion	$234 million	$230 million
Renewal ratio(1)	88.1	87.3	90.8	86.8
PIF (% change)(1)	5.7	0.7	(1.8)	(5.6)
Average premium (% change)(1)	3.7	8.9	12.6	9.7
(1)
Allstate brand statistic excludes business written by Allstate Canada.

        The Allstate brand homeowners PIF increases in the second quarter of 2004 and in the first six months of 2004 compared to the same periods of 2003 are the result of the increases in new business and the renewal ratio being driven by a broader marketing approach in most of the U.S. The increases in average premium during the second quarter and first six months of 2004 compared to the same periods of 2003 were primarily due to higher average renewal premiums in both years. Higher average renewal premiums were related to rate actions taken in the current and prior year.

        Ivantage homeowners new business premiums written increased in the second quarter of 2004 and in the first six months of 2004 due to increases in PIF and average premium. Increased average premium was due to rate actions taken during the current and prior year. We expect the rate of decline in Ivantage homeowners PIF to moderate as our profit improvement actions position us to pursue growth opportunities in this channel.

        The following table shows the net rate changes that were approved for homeowners during the second quarter and first six months of 2004.

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	# of States	Weighted Average Rate Change (%)(1)	Annual Impact of Rate Changes on State Specific Premiums Written (%)(2)	# of States		Weighted Average Rate Change (%)(1)	Annual Impact of Rate Changes on State Specific Premiums Written (%)(2)
Allstate brand	2	—	(1.7)	5		0.1	1.2
Ivantage (Encompass)	7	2.7	9.9	15	(3)	4.1	8.6
(1)
Represents the impact in the states where rate changes were approved during the second quarter and first six months of 2004 as a percentage of total countrywide year-end premiums written.
(2)
Represents the impact in the states where rate changes were approved during the second quarter and first six months of 2004 as a percentage of total year-end premiums written in those states.
(3)
Includes Washington D.C.

        Premiums earned by brand are shown in the following tables.

	Three Months Ended June 30,
	Allstate brand		Ivantage brand		Total Allstate Protection
(in millions)	2004	2003	2004	2003	2004	2003
Standard auto	$3,547	$3,328	$300	$299	$3,847	$3,627
Non-standard auto	466	534	42	40	508	574

Auto	4,013	3,862	342	339	4,355	4,201
Homeowners	1,319	1,207	130	122	1,449	1,329
Other	619	579	35	30	654	609

Total	$5,951	$5,648	$507	$491	$6,458	$6,139

	Six Months Ended June 30,
	Allstate brand		Ivantage brand		Total Allstate Protection
(in millions)	2004	2003	2004	2003	2004	2003
Standard auto	$7,033	$6,568	$600	$595	$7,633	$7,163
Non-standard auto	940	1,082	85	76	1,025	1,158

Auto	7,973	7,650	685	671	8,658	8,321
Homeowners	2,619	2,381	258	243	2,877	2,624
Other	1,223	1,135	70	56	1,293	1,191

Total	$11,815	$11,166	$1,013	$970	$12,828	$12,136

        Underwriting results are shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Premiums written	$6,740	$6,415	$13,072	$12,351

Premiums earned	6,458	6,139	12,828	12,136
Claims and claims expense	(3,703)	(4,469)	(7,685)	(8,582)
Amortization of DAC	(948)	(858)	(1,872)	(1,685)
Other costs and expenses	(588)	(564)	(1,171)	(1,147)
Restructuring and related charges	(12)	(14)	(23)	(37)

Underwriting income	$1,207	$234	$2,077	$685

Catastrophe losses	$248	$566	$350	$699

Underwriting income (loss) by brand
Allstate brand	$1,166	$261	$2,023	$719
Ivantage	41	(27)	54	(34)

Underwriting income	$1,207	$234	$2,077	$685

        Allstate Protection generated underwriting income of $1.21 billion during the second quarter of 2004 compared to $234 million in the same period of 2003. For the six month period ended June 30, 2004, Allstate Protection generated underwriting income of $2.08 billion compared to $685 million for the first half of last year. The increase in underwriting income during both periods was the result of increased premiums earned, favorable reserve reestimates related to prior years, lower catastrophe losses and declines in auto and homeowners claim frequency (rate of claim occurrence), partially offset by increased current year claim severity (average cost per claim).

        Favorable reserve reestimates totaling $395 million reflect lower actual claim severity and frequency trends than anticipated in previous estimates. Reserve estimates were favorably influenced by declines experienced for auto and homeowners claim frequencies and by more moderate auto severity increases than expected. For the first six months of the year claim frequencies for Auto Bodily Injury, Auto Property Damage, and Homeowners excluding catastrophes were below prior year by 4.0%, 3.0% and 10.3%, respectively. For the first six months of the year paid severity increases for Auto Bodily Injury and Auto Property Damage claims of 1.0% and (0.3)%, respectively, were below expected levels. Claim severity was impacted by inflationary pressures in medical costs and auto repair and home repair costs. If future development of current year claim severity differs from the current reserve expectations by 1%, reserve reestimates would impact net income by approximately $100 million.

        Loss ratios by product, and expense and combined ratios by brand are shown in the following table. These ratios are defined on page 23.

	Three Months Ended June 30,				Six Months Ended June 30,
	Loss Ratio		Effect of Catastrophe Losses on the Loss Ratio		Loss Ratio		Effect of Catastrophe Losses on the Loss Ratio
	2004	2003	2004	2003	2004	2003	2004	2003
Allstate brand:
Standard auto	60.6	74.1	1.6	4.4	63.7	72.8	0.6	2.2
Non-standard auto	52.4	71.9	1.1	1.9	57.4	73.6	0.6	1.0
Auto	59.7	73.8	1.6	4.1	63.0	72.9	0.7	2.0
Homeowners	47.0	68.8	11.1	26.5	47.8	62.8	9.2	17.9
Other	59.6	71.7	2.7	9.2	61.3	69.9	2.4	5.9
Total Allstate brand loss ratio	56.9	72.5	3.9	9.3	59.4	70.5	2.7	5.8
Allstate brand expense ratio	23.5	22.9			23.5	23.1

Allstate brand combined ratio	80.4	95.4			82.9	93.6

Ivantage:
Standard auto (Encompass)	54.3	73.9	1.6	1.7	61.5	73.8	0.8	0.9
Non-standard auto (Deerbrook)	76.2	82.5	—	—	77.6	82.9	—	—
Auto	57.0	74.9	1.4	1.4	63.5	74.8	0.7	0.7
Homeowners (Encompass)	69.2	85.2	10.7	25.4	63.6	74.9	8.6	17.3
Other	97.2	53.3	2.9	6.6	91.4	53.6	2.8	5.4
Ivantage loss ratio	62.9	76.2	3.9	7.8	65.5	73.6	2.9	5.1
Ivantage expense ratio	29.2	29.3			29.3	29.9

Ivantage combined ratio	92.1	105.5			94.8	103.5

Total Allstate Protection loss ratio	57.3	72.8	3.8	9.2	59.9	70.7	2.7	5.8
Allstate Protection expense ratio	24.0	23.4			23.9	23.7

Allstate Protection combined ratio	81.3	96.2			83.8	94.4

        Standard auto loss ratio for the Allstate brand declined 13.5 points in the second quarter of 2004 and 9.1 points during the first six months of 2004 as compared to the same periods last year. Standard auto loss ratio for Ivantage declined 19.6 points in the second quarter of 2004 and 12.3 points during the first six months of 2004 as compared to the same periods last year. These declines were due to higher premiums earned, favorable reserve reestimates related to prior years and lower claim frequency, partially offset by higher current year claim severity. The second quarter of 2004 included lower estimates of current year Ivantage claim frequency.

        Non-standard auto loss ratio for the Allstate brand declined 19.5 points in the second quarter of 2004 and 16.2 points during the first six months of 2004 as compared to the same periods last year. Non-standard auto loss ratio for Ivantage declined 6.3 points in the second quarter of 2004 and 5.3 points during the first six months of 2004 as compared to the same periods last year. These declines were due to favorable reserve reestimates related to prior years, lower claim frequency and higher premiums earned in Ivantage, partially offset by higher current year claim severity.

        Auto loss ratio for the Allstate brand declined 14.1 points in the second quarter of 2004 and 9.9 points during the first six months of 2004 as compared to the same periods last year. Auto loss ratio for Ivantage declined 17.9 points in the second quarter of 2004 and 11.3 points during the first six months of 2004 as compared to the same periods last year. These declines were due to higher premiums earned, favorable reserve reestimates related to prior years and lower claim frequency, partially offset by higher current year claim severity. The second quarter of 2004 included lower estimates of current year Ivantage claim frequency.

        Homeowners loss ratio for the Allstate brand declined 21.8 points in the second quarter of 2004 and 15.0 points during the first six months of 2004 as compared to the same periods last year. Homeowners loss ratio for Ivantage declined 16.0 points in the second quarter of 2004 and 11.3 points in the first six months of 2004 as compared to the same periods last year. These declines were due to higher premiums earned, favorable reserve reestimates related to prior years, lower claim frequency and lower catastrophe losses, partially offset by higher current year claim severity.

        Expense ratio for Allstate Protection increased in the second quarter of 2004 and in the first six months of 2004 when compared to the same periods of 2003. The increase was due to higher amortization of DAC resulting from higher agent incentives due to higher profitability and from increases in premiums written.

        The impact of specific costs and expenses on the expense ratio are included in the following table.

	Three Months Ended June 30,				Six Months Ended June 30,
	Allstate brand		Ivantage		Allstate brand		Ivantage
	2004	2003	2004	2003	2004	2003	2004	2003
Amortization of DAC	14.3	13.6	19.4	18.4	14.2	13.5	19.2	18.9
Other costs and expenses	9.0	9.1	9.6	10.7	9.1	9.3	9.8	10.7
Restructuring and related charges	0.2	0.2	0.2	0.2	0.2	0.3	0.3	0.3

Total expense ratio	23.5	22.9	29.2	29.3	23.5	23.1	29.3	29.9

        The tables below show net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2004 and 2003, and the effect of reestimates in each year.

	January 1 Reserves
(in millions)	2004	2003
Auto	$10,419	$10,378
Homeowners	1,873	1,664
Other personal lines	1,851	1,546

Total Allstate Protection	$14,143	$13,588

Allstate brand	$12,866	$12,361
Ivantage	1,277	1,227

Total Allstate Protection	$14,143	$13,588

	Three Months Ended June 30,				Six Months Ended June 30,
	Reserve Reestimate		Impact on Loss Ratio		Reserve Reestimate		Impact on Loss Ratio
(in millions, except ratios)	2004	2003	2004	2003	2004	2003	2004	2003
Auto	$(310)	$(6)	(4.8)	(0.1)	$(357)	$(38)	(2.8)	(0.3)
Homeowners	(105)	1	(1.6)	—	(107)	15	(0.8)	0.1
Other personal lines	20	(4)	0.3	—	17	21	0.1	0.2

Total Allstate Protection	$(395)	$(9)	(6.1)	(0.1)	$(447)	$(2)	(3.5)	—

Allstate brand	$(397)	$(27)	(6.1)	(0.4)	$(449)	$(26)	(3.5)	(0.2)
Ivantage	2	18	—	0.3	2	24	—	0.2

Total Allstate Protection	$(395)	$(9)	(6.1)	(0.1)	$(447)	$(2)	(3.5)	—

DISCONTINUED LINES AND COVERAGES SEGMENT

        The Discontinued Lines and Coverages segment includes results from insurance coverage that we no longer write and results for certain commercial and other businesses in run-off. Our exposure to asbestos, environmental and other discontinued lines claims is reported in this segment. This segment is managed by a designated group of professionals with expertise in claims handling, policy coverage interpretation and exposure identification. As part of its responsibilities, this group is also regularly engaged in policy buybacks, settlements and reinsurance assumed and ceded commutations. We conduct an annual review in the third quarter of each year to evaluate and establish reserves for asbestos, environmental and other discontinued lines, and an assessment each quarter to determine if any intervening significant events or developments require an adjustment to reserves. Changes to reserve estimates may occur upon completion of these reviews. Reserves are recorded in the reporting period in which they are determined.

        Summarized underwriting results are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Premiums written	$1	$7	$2	$8

Premiums earned	$2	$7	$3	$9
Claims and claims expense	(318)	(58)	(322)	(96)
Other costs and expenses	(3)	(2)	(5)	(4)

Underwriting loss	$(319)	$(53)	$(324)	$(91)

        Underwriting losses of $319 million were primarily related to a $216 million reestimate of asbestos IBNR reserves, a $76 million reestimate of the allowance for future uncollectible reinsurance recoverables, and reserve reestimates of $20 million related to other (non-A&E) exposures in run-off. The reestimate of asbestos reserves was a result of our assessment of the impact of recent and previously unexpected claim activity reported by direct excess policyholders and the related reestimates of expected future claim activity. The underwriting losses in the first six months of 2004 were primarily due to reestimates of asbestos reserves. The underwriting losses in the second quarter of 2003 and first six months of 2003 were primarily due to reestimates of asbestos reserves.

        Our net asbestos reserves by type of exposure and total reserve additions for the first two quarters by quarter are shown in the following table.

	June 30, 2004			December 31, 2003
($ in millions)	Number of Active Policyholders	Est. Net Asbestos Reserves	% of Asbestos Reserves	Number of Active Policyholders	Net Asbestos Reserves	% of Asbestos Reserves
Direct policyholders
—Primary	55	$26	2%	52	$28	3%
—Excess	289	195	16	286	201	19

Total direct policyholders	344	221	18%	338	229	22%
Assumed reinsurance		220	17		191	17
Incurred but not reported claims ("IBNR")		820	65		659	61

Total net reserves		$1,261	100%		$1,079	100%

Reserve additions
First Quarter		$—			$34
Second Quarter		216			38

Six months ended June 30		$216			$72

Net survival ratio excluding commutations, policy buy-backs and settlement agreements
Annual		25.2			24.2
3-Year		27.5			22.2

        During the first six months of 2004, 29 direct primary and excess policyholders reported new claims, and claims of 23 policyholders were closed, so the number of direct policyholders with active claims increased by six.

        Reserve additions for asbestos in the second quarter and first six months of 2004, totaling $216 million, were primarily for products-related coverage. This increase was a result of more claim activity and reestimates of future claim activity for excess insurance policyholders with existing active claims. As a result of the increased claim activity over prior estimates, we have increased our outlook for future clams. This trend is consistent with the trends of other carriers in the industry. We believe it is related to increased publicity and awareness of coverage, ongoing litigation, potential congressional activity and bankruptcy actions. IBNR now represents 65% of total net asbestos reserves, 4 points higher than at December 31, 2003. IBNR provides for estimated probable future unfavorable reserve development of known claims and future reporting of additional unknown claims from current and new direct active policyholders and ceding companies.

        Our exposure to non-products-related losses represents approximately 5% of total asbestos case reserves. We do not anticipate significant changes in this percentage as insureds' retentions associated with excess insurance programs, which are our principal direct insurance, and assumed reinsurance exposure are seldom exceeded. We did not write direct primary insurance on policyholders with the potential for significant non-products-related loss exposure.

        Our three-year average survival ratio, as shown in the preceding table, is viewed to be a more representative prospective measure of current reserve adequacy than other survival ratio calculations. Now at 27.5 years as of June 30, 2004, our survival ratio is at a level we consider a strong asbestos reserve position. A one-year increase in the three-year average asbestos survival ratio at June 30, 2004 would require an after-tax increase in reserves of approximately $29 million.

        To further limit our asbestos exposure, we have significant reinsurance, primarily to reduce our exposure to loss in our direct excess insurance business. Our reinsurance recoverables are estimated to be approximately 40% of our gross estimated loss reserves.

        In the second quarter of 2004, we evaluated the financial condition of several reinsurers in light of their recent activities with respect to commutations and claim settlement practices. Based on this review, we refined our bad debt allowance to provide a greater allowance for companies in run-off and/or those who have reorganized to limit or wall off their liabilities. This resulted in an increase of $76 million to the allowance, bringing it to $168 million, or approximately 15.0% of total Discontinued Lines recoverables from reinsurers.

        We believe that our reserves are appropriately established based on assessments of pertinent factors and characteristics of exposure (e.g. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, assuming no change in the legal, legislative or economic environment.

PROPERTY-LIABILITY INVESTMENT RESULTS

        Net investment income for our property-liability operations increased 6.2% in the second quarter of 2004 and 5.1% for the first six months of 2004 as compared to the same periods of 2003. The increases were due to higher portfolio balances resulting from positive cash flows from operations and investment activities and higher income from partnerships, partially offset by lower portfolio yields.

        Net realized capital gains and losses, after-tax were $71 million in the second quarter of 2004 compared to $23 million in the same period of 2003. Net realized capital gains and losses, after-tax were $203 million in the first six months of 2004 compared to $50 million in the same period of 2003. The following table presents the factors driving the net realized capital gains and losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Investment write-downs	$(8)	$(48)	$(15)	$(73)
Dispositions	113	68	333	128
Valuation of derivative instruments	8	11	(3)	5
Settlements of derivative instruments	(4)	—	(15)	8

Realized capital gains and losses, pretax	109	31	300	68
Income tax expense	(38)	(8)	(97)	(18)

Realized capital gains and losses, after-tax	$71	$23	$203	$50

        For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

  •
  Allstate Financial revenues decreased by $15 million or 1.2% to $1.28 billion in the second quarter of 2004 from $1.29 billion in the second quarter of 2003 and decreased $123 million or 4.6% to $2.57 billion in the first six months of 2004 from $2.69 billion for the first six months of 2003. The decreases in both periods were due to the effects of the disposal of the majority of our direct response distribution business, lower premiums on immediate annuities with life contingencies and higher realized capital losses, partially offset by higher net investment income and increased contract charges on variable annuities and interest-sensitive life.

  •
  Allstate Financial net income for the second quarter of 2004 decreased 40.8% to $58 million from $98 million for the same period in the prior year. Allstate Financial had a net loss of $15 million in the first six months of 2004 compared with net income of $148 million for the same period in the prior year. The decrease in the second quarter of 2004 was primarily attributable to higher realized capital losses, a current period loss on disposition of operations and a higher effective tax rate primarily attributable to tax expenses recorded in connection with the loss on disposition of operations. The decrease in the first six months of 2004 was primarily due to a $175 million after-tax charge related to the cumulative effect of a change in accounting principle for SOP 03-1, which was adopted on January 1, 2004. Income before the cumulative effect of change in accounting principle, after-tax, improved 8.1% compared to the first six months of 2003.

  •
  Total investments increased 9.2% as of June 30, 2004 compared to June 30, 2003 due primarily to contractholder deposits. This increase was negatively impacted by a decline in the net unrealized gains on fixed income securities from $4.47 billion at June 30, 2003 to $2.06 billion at June 30, 2004.

  •
  Contractholder deposits totaled $3.77 billion and $6.69 billion for the second quarter and first six months of 2004, respectively, compared to $2.75 billion and $4.66 billion for the second quarter and first six months of 2003, respectively. The increase was primarily attributable to institutional products and fixed annuities.

  •
  When comparing the second quarter and first six months of 2004 to the same periods in the prior year, the disposal of the majority of our direct response distribution business resulted in the following effects.

(in millions)	Three Months Ended June 30, 2004 Compared to the Same Period in the Prior Year	Six Months Ended June 30, 2004 Compared to the Same Period in the Prior Year
Total revenues	$(54)	$(108)
Contract benefits	24	47
Amortization of DAC	7	15
Operating costs and expenses	18	34
Loss on disposition of operations	(2)	(5)
Income tax expense	2	6

Net income	$(5)	$(11)

ALLSTATE FINANCIAL SEGMENT

        Summarized financial data is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Revenues
Life and annuity premiums and contract charges	$504	$533	$1,000	$1,172
Net investment income	833	797	1,654	1,596
Realized capital gains and losses	(61)	(39)	(84)	(75)

Total revenues	1,276	1,291	2,570	2,693
Costs and expenses
Contract benefits	(378)	(426)	(773)	(956)
Interest credited to contractholder funds	(480)	(460)	(950)	(913)
Amortization of DAC	(123)	(103)	(254)	(289)
Operating costs and expenses	(177)	(161)	(322)	(329)
Restructuring and related charges	(4)	—	(4)	—

Total costs and expenses	(1,162)	(1,150)	(2,303)	(2,487)
Loss on disposition of operations	(8)	—	(11)	—
Income tax expense	(48)	(43)	(96)	(58)
Cumulative effect of change in accounting principle, after-tax	—	—	(175)	—

Net income (loss)	$58	$98	$(15)	$148

Investments	$67,170	$61,513	$67,170	$61,513
Separate accounts assets	13,564	11,823	13,564	11,823

Investments, including separate accounts assets	$80,734	$73,336	$80,734	$73,336

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

        The following table summarizes premiums and contract charges by product.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Premiums
Traditional life	$85	$96	$159	$187
Immediate annuities with life contingencies	66	68	143	251
Accident, health and other	101	133	196	271

Total premiums	252	297	498	709
Contract charges
Interest-sensitive life	161	154	321	304
Fixed annuities	14	11	28	18
Variable annuities	61	50	121	97
Institutional products	—	3	—	6
Accident, health and other	16	18	32	38

Total contract charges	252	236	502	463

Life and annuity premiums and contract charges	$504	$533	$1,000	$1,172

        The following table summarizes premiums and contract charges by distribution channel.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Premiums
Allstate agencies	$103	$77	$185	$151
Specialized brokers	51	68	114	251
Independent agents	83	79	169	160
Direct response	15	73	30	147

Total premiums	252	297	498	709
Contract charges
Allstate agencies	116	108	229	217
Specialized brokers	5	9	12	16
Independent agents	74	73	149	140
Financial institutions and broker/dealers	57	46	111	90
Direct response	—	—	1	—

Total contract charges	252	236	502	463

Life and annuity premiums and contract charges	$504	$533	$1,000	$1,172

        Total premiums decreased 15.2% to $252 million in the second quarter of 2004 and 29.8% to $498 million in the first six months of 2004 compared to the same periods of 2003. The decrease in the second quarter of 2004 compared to the same period in the prior year was attributable to the disposal of the majority of our direct response distribution business, which resulted in lower accident, health and other and traditional life premiums. The decrease in the first six months of 2004 compared to the same period in the prior year was primarily due to the disposal of the majority of our direct response distribution business and lower premiums on immediate annuities with life contingencies. The declines in immediate annuities with life contingencies were primarily the result of stricter underwriting actions, which reduced sales of large individual contracts.

        Contract charges increased 6.8% to $252 million in the second quarter of 2004 and 8.4% to $502 million in the first six months of 2004 compared to the same periods of 2003. The increase in both periods was primarily due to higher contract charges on variable annuities as a result of overall higher account values in the current periods and increased contract charges on interest-sensitive life products resulting from in force business growth. The higher account values in the current periods were primarily attributable to favorable investment results during 2003 and net deposits, partially offset by surrenders and benefits.

        Contractholder funds represent interest-bearing liabilities arising from the sale of individual products, such as interest-sensitive life, fixed annuities and bank deposits, or institutional products, such as funding agreements. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract maturities, benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.

        The following table shows the changes in contractholder funds.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Contractholder funds, beginning balance	$49,162	$41,820	$47,071	$40,751
Impact of adoption of SOP 03-1(1)	—	—	421	—
Deposits
Fixed annuities (immediate and deferred)	1,636	1,463	2,852	2,472
Institutional products	1,499	632	2,600	986
Interest-sensitive life	330	254	660	487
Variable annuity and life deposits allocated to fixed accounts	151	237	271	409
Bank and other deposits	149	161	310	306

Total deposits	3,765	2,747	6,693	4,660
Interest credited	480	460	945	913
Maturities, benefits, withdrawals and other adjustments
Maturities of institutional products	(584)	(696)	(1,095)	(1,093)
Benefits and withdrawals	(989)	(820)	(1,907)	(1,552)
Contract charges	(159)	(157)	(318)	(305)
Net transfers to separate accounts	(103)	(119)	(234)	(142)
Fair value hedge adjustments for institutional products	(135)	71	(119)	87
Other adjustments	20	52	—	39

Total maturities, benefits, withdrawals and other adjustments	(1,950)	(1,669)	(3,673)	(2,966)

Contractholder funds, ending balance	$51,457	$43,358	$51,457	$43,358

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

        Contractholder deposits increased 37.1% in the second quarter and 43.6% in the first six months of 2004 compared to the same periods in 2003, and average contractholder funds, excluding the impact of adopting SOP 03-1, increased 18.1% in the second quarter and 16.6% in the first six months of 2004 compared to the same periods in 2003 due to increases in institutional product and fixed annuity deposits. Institutional product deposits increased 137.2% and 163.7% in the second quarter and first six months of 2004, respectively, compared to the same periods in 2003, largely due to our assessment of market opportunities. Institutional product deposits included the inaugural offering during the second quarter of 2004 of our newly registered program totaling $800 million. Fixed annuity deposits increased 11.8% and 15.4% in the second quarter and first six months of 2004, respectively, compared to the same periods in 2003. The increases were attributable to higher consumer demand resulting from increasing market interest rates.

        Benefits and withdrawals increased 20.6% in the second quarter and 22.9% in the first six months of 2004 compared to the same periods in 2003. Benefits and withdrawals for the second quarter and first six months of 2004 represent an annualized withdrawal rate of 10.3% and 10.2%, respectively, based on the beginning of period contractholder funds balance excluding institutional product reserves, compared to 10.0% and 9.8% for the second quarter and first six months of 2003, respectively. Institutional product maturities declined 16.1% in the second quarter of 2004 compared to the same period in the prior year and were slightly higher in the first six months of 2004 compared to the same period in the prior year.

        Separate accounts liabilities represent contractholders' claims to the related legally segregated separate accounts assets. Separate accounts liabilities primarily arise from the sale of variable annuity contracts and variable life insurance policies. The following table shows the changes in separate accounts liabilities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Separate accounts liabilities, beginning balance	$13,550	$10,553	$13,425	$11,125
Impact of adoption of SOP 03-1(1)	—	—	(204)	—
Variable annuity and life deposits	474	575	961	1,000
Variable annuity and life deposits allocated to fixed accounts	(151)	(237)	(271)	(409)

Net deposits	323	338	690	591
Investment results	45	1,238	361	970
Contract charges	(63)	(54)	(125)	(106)
Net transfers from fixed accounts	103	119	234	142
Surrenders and benefits	(394)	(371)	(817)	(899)

Separate accounts liabilities, ending balance	$13,564	$11,823	$13,564	$11,823

(1)
The decrease in separate accounts due to the adoption of SOP 03-1 reflects the reclassification of certain products previously included as a component of separate accounts to contractholder funds.

        Separate accounts liabilities, excluding the impact of adopting SOP 03-1, increased $14 million and $343 million during the second quarter and first six months of 2004, respectively, compared to $1.27 billion and $698 million during the second quarter and first six months of 2003, respectively, as a result of net deposits, transfers from fixed accounts and positive investment results, partially offset by surrenders, benefits paid to contractholders and contract charges. Variable annuity contractholders often allocate a significant portion of their initial variable annuity contract deposit into a fixed rate investment option. The level of this activity is reflected above in the deposits allocated to the fixed accounts, while all other transfer activity between the fixed and separate accounts investment options is reflected in net transfers from fixed accounts. The liability for the fixed portion of variable annuity contracts is reflected in contractholder funds.

        Net investment income increased 4.5% in the second quarter of 2004 and 3.6% in the first six months of 2004 compared to the same periods in 2003. The increases in both periods were the result of the effect of higher portfolio balances and increased income on partnership interests, partially offset by lower portfolio yields. Higher portfolio balances resulted from the investment of cash flows from operating and financing activities. Total investments as of June 30, 2004, increased 9.2% from June 30, 2003 due primarily to contractholder deposits, partially offset by a decline in unrealized capital gains on fixed income securities. The lower portfolio yields were primarily due to purchases of fixed income securities with yields lower than the current portfolio average.

        Net income analysis is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Life and annuity premiums and contract charges	$504	$533	$1,000	$1,172
Net investment income	833	797	1,654	1,596
Periodic settlements and accruals on non-hedge derivative instruments	12	2	18	5
Contract benefits	(378)	(426)	(773)	(956)
Interest credited to contractholder funds(1)	(473)	(460)	(929)	(913)

Gross margin	498	446	970	904
Amortization of DAC and DSI	(125)	(92)	(255)	(264)
Operating costs and expenses	(177)	(161)	(322)	(329)
Restructuring and related charges	(4)	—	(4)	—
Income tax expense	(66)	(62)	(131)	(98)
Realized capital gains and losses, after-tax	(43)	(25)	(57)	(46)
DAC and DSI amortization relating to realized capital gains and losses, after-tax	(3)	(7)	(13)	(16)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(7)	(1)	(11)	(3)
Loss on disposition of operations, after-tax	(15)	—	(17)	—
Cumulative effect of change in accounting principle, after-tax	—	—	(175)	—

Net income (loss)	$58	$98	$(15)	$148

(1)
Beginning in 2004, amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $7 million in the second quarter of 2004 and $21 million in the first six months of 2004. Prior periods have not been restated.

        Gross margin, a non-GAAP measure, represents life and annuity premiums and contract charges and net investment income, less contract benefits and interest credited to contractholder funds. We use gross margin as a component of our evaluation of the profitability of Allstate Financial's life insurance and financial product portfolio. Additionally, for many of our products, including fixed annuities, variable contracts, and interest-sensitive life insurance, the amortization of DAC and DSI is determined based on actual and expected gross margin. Gross margin is comprised of four components that are utilized to further analyze the business: investment margin, benefit margin, maintenance charges and surrender charges. We believe gross margin and its components are useful to investors because they allow for the evaluation of income components separately and in the aggregate when reviewing performance. Gross margin, investment margin and benefit margin should not be considered as a substitute for net income and do not reflect the overall profitability of the business. Net income is the GAAP measure that is most directly comparable to these margins. Gross margin is reconciled to Allstate Financial's GAAP net income in the table above. The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

	Three Months Ended June 30,
	Investment Margin		Benefit Margin		Maintenance Charges		Surrender Charges		Gross Margin
(in millions)	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Life and annuity premiums	$—	$—	$252	$297	$—	$—	$—	$—	$252	$297
Contract charges	—	—	140	134	94	84	18	18	252	236
Net investment income	833	797	—	—	—	—	—	—	833	797
Periodic settlements and accruals on non-hedge derivative instruments(1)	12	2	—	—	—	—	—	—	12	2
Contract benefits	(130)	(128)	(248)	(298)	—	—	—	—	(378)	(426)
Interest credited to contractholder funds(2)	(473)	(460)	—	—	—	—	—	—	(473)	(460)

	$242	$211	$144	$133	$94	$84	$18	$18	$498	$446

	Six Months Ended June 30,
	Investment Margin		Benefit Margin		Maintenance Charges		Surrender Charges		Gross Margin
(in millions)	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Life and annuity premiums	$—	$—	$498	$709	$—	$—	$—	$—	$498	$709
Contract charges	—	—	276	261	188	165	38	37	502	463
Net investment income	1,654	1,596	—	—	—	—	—	—	1,654	1,596
Periodic settlements and accruals on non-hedge derivative instruments(1)	18	5	—	—	—	—	—	—	18	5
Contract benefits	(261)	(254)	(512)	(702)	—	—	—	—	(773)	(956)
Interest credited to contractholder funds(2)	(929)	(913)	—	—	—	—	—	—	(929)	(913)

	$482	$434	$262	$268	$188	$165	$38	$37	$970	$904

(1)
Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.
(2)
Beginning in 2004, amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $7 million in the second quarter of 2004 and $21 million in the first six months of 2004. Prior periods have not been restated.

        Gross margin increased 11.7% in the second quarter and 7.3% in the first six months of 2004 compared to the same periods of 2003. The increase in the second quarter was due to increased investment margin, benefit margin and maintenance charges. The increase in the first six months was due to increased investment margin and higher maintenance charges, partly offset by a decrease in the benefit margin.

        Investment margin is a component of gross margin, both of which are non-GAAP measures. Investment margin represents the excess of net investment income over interest credited to contractholder funds and the implied interest on life-contingent immediate annuities included in the reserve for life-contingent contract benefits. We use investment margin to evaluate Allstate Financial's profitability related to the difference between investment returns on assets supporting certain products and amounts credited to customers ("spread") during a fiscal period.

        Investment margin by product group is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Life insurance	$53	$56	$111	$113
Annuities	156	130	304	267
Institutional products	30	23	60	49
Bank and other	3	2	7	5

Total investment margin	$242	$211	$482	$434

        Investment margin increased 14.7% in the second quarter of 2004 and 11.1% in the first six months of 2004 compared to the same periods of 2003. The increases in both periods were primarily due to an increase in contractholder funds and improved yields on investments supporting capital, traditional life and other products.

        The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2004	2003	2004	2003	2004	2003
Interest-sensitive life	6.6%	7.0%	4.6%	5.0%	2.0%	2.0%
Fixed annuities—deferred	5.8	6.5	4.1	4.7	1.7	1.8
Fixed annuities—immediate	7.6	7.9	6.9	7.2	0.7	0.7
Institutional	2.8	3.6	1.8	2.7	1.0	0.9
Investments supporting capital, traditional life and other products	6.2	5.7	N/A	N/A	N/A	N/A

        The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the six months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2004	2003	2004	2003	2004	2003
Interest-sensitive life	6.6%	7.0%	4.6%	5.0%	2.0%	2.0%
Fixed annuities—deferred	5.9	6.6	4.1	4.7	1.8	1.9
Fixed annuities—immediate	7.6	7.9	6.9	7.2	0.7	0.7
Institutional	2.9	3.7	1.9	2.7	1.0	1.0
Investments supporting capital, traditional life and other products	6.3	5.9	N/A	N/A	N/A	N/A

        In the second quarter and first six months of 2004 compared to the same periods in the prior year, the yield on the capital, traditional life and other products investment portfolio improved due to more effective cash management and higher investment income realized on investments accounted for using the equity method of accounting. These increases were partially offset by a decline in fixed annuity investment spreads as investment yield declines were not fully offset by crediting rate reductions in each of the comparable periods. The weighted average interest crediting rates on fixed annuity and interest-sensitive life products in force, excluding market value adjusted annuities, were approximately 45 basis points more than the underlying long-term guaranteed rates on these products as of June 30, 2004. The crediting rate on approximately 50% of these contracts was at the contractually guaranteed minimum rate as of June 30, 2004.

        The following table summarizes the liabilities for these contracts and policies.

	June 30,
(in millions)	2004	2003
Interest-sensitive life	$7,868	$7,118
Fixed annuities—deferred	28,068	23,523
Fixed annuities—immediate	10,280	9,662
Institutional	11,187	8,623

	57,403	48,926
Life-contingent contracts	3,670	3,566
Allstate Bank	827	656
FAS 133 market value adjustment	458	513
Ceded reserves and other	168	676

Total contractholder funds and reserve for life-contingent contract benefits	$62,526	$54,337

        Benefit margin is a component of gross margin, both of which are non-GAAP measures. Benefit margin represents life and annuity premiums and cost of insurance contract charges less contract benefits. Benefit margin excludes the implied interest on life-contingent immediate annuities, which is included in the calculation of investment margin, and mortality charges on variable annuities, which are included as a component of maintenance charges. We use the benefit margin to evaluate Allstate Financial's underwriting performance, as it reflects the profitability of our products with respect to mortality or morbidity risk during a fiscal period.

        Benefit margin by product group is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Life insurance	$157	$172	$298	$335
Annuities	(13)	(39)	(36)	(67)

Total benefit margin	$144	$133	$262	$268

        Benefit margin increased 8.3% in the second quarter of 2004 compared to the same period in the prior year as the decline resulting from the disposal of the majority of our direct response distribution business was more than offset by lower expenses related to guaranteed minimum death benefits ("GMDBs") on variable annuities and growth and lower mortality benefits on our traditional and interest-sensitive life products. Benefit margin declined 2.2% in the first six months of 2004 compared to the same period in 2003 as the disposal of the majority of our direct response distribution business more than offset growth and lower mortality benefits on our traditional and interest-sensitive life products and lower expenses related to GMDBs on variable annuities.

        As required by SOP 03-1, as of January 1, 2004, a reserve was established for GMDBs and guaranteed minimum income benefits ("GMIBs"), which in previous periods, in the case of GMDBs, were expensed as paid. Under the SOP, we anticipate that the benefit margin will be less volatile in the future, as contract benefit expense pertaining to GMDBs and GMIBs will be proportionate to the related revenue rather than cash payments made during the period. Included in the benefit margin for the second quarter and first six months of 2004 are additions to the reserve for guarantees of $5 million and $20 million, respectively, net of reinsurance. Included in the benefit margin for the second quarter and first six months of 2003 are GMDB payments of $27 million and $48 million, respectively, net of reinsurance, hedging gains and losses and other contractual arrangements. For further explanation of the impacts of the adoption of this accounting guidance, see Note 1 to the Condensed Consolidated Financial Statements.

        Amortization of DAC and DSI increased 35.9% in the second quarter of 2004 compared to the same period in the prior year as higher gross margin on fixed annuities and variable products resulted in increased amortization, which was partially offset by the elimination of DAC amortization on the direct response distribution business that was sold in January of 2004. Amortization of DAC and DSI decreased 3.4% in the first six months of 2004 compared to the same period in the prior year as higher amortization due to increased gross margin on fixed annuities and variable products was more than offset by amortization acceleration (commonly referred to as "DAC unlocking") totaling $89 million in the first six months of 2003 and the elimination of DAC amortization on the direct response distribution business sold in January of 2004.

        The adoption of SOP 03-1 required a new modeling approach for estimating expected future gross profits that are used when determining the amortization of DAC. Because of this new modeling approach, effective January 1, 2004, the variable annuity DAC and DSI assets were reduced by $124 million. This reduction was recognized as a cumulative effect of a change in accounting principle.

        Operating costs and expenses increased 9.9% in the second quarter of 2004 compared to the same period in the prior year and decreased 2.1% in the first six months of 2004 compared to the same period in the prior year. The following table summarizes operating costs and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Non-deferrable acquisition costs	$76	$71	$138	$138
Other operating costs and expenses	101	90	184	191

Total operating costs and expenses	$177	$161	$322	$329

        The increase in total operating costs and expenses in the second quarter of 2004 compared to the same period in the prior year was primarily the result of higher non-deferrable expenditures related to loss experience on certain credit insurance policies, partially offset by the disposal of the majority of our direct response distribution business. For the first six months of 2004 compared to the same period in the prior year, total operating costs and expenses decreased 2.1% as the disposal of the majority of our direct response distribution business more than offset the second quarter expenditures related to loss experience on certain credit insurance policies, higher non-deferrable commissions and higher employee expenses.

        Restructuring and related charges of $4 million, pretax, were recorded in the second quarter of 2004 primarily related to the consolidation of two service centers. For more information on restructuring and related charges, see Note 6 to the Condensed Consolidated Financial Statements.

        Net realized capital gains and losses are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Investment write-downs	$(11)	$(61)	$(46)	$(120)
Dispositions	(48)	41	(12)	64
Valuation of derivative instruments	(10)	(19)	(26)	(25)
Settlements of derivative instruments	8	—	—	6

Realized capital gains and losses, pretax	(61)	(39)	(84)	(75)
Income tax benefit	18	14	27	29

Realized capital gains and losses, after-tax	$(43)	$(25)	$(57)	$(46)

        The losses on dispositions in the second quarter of 2004 were related to sales of securities that were sold in recognition of relative value opportunities. The proceeds from these sales were reinvested in higher yielding securities. For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

INVESTMENTS

        An important component of our financial results is the return on our investment portfolios. Investment portfolios are segmented between the Property-Liability, Allstate Financial and Corporate and Other operations. The investment portfolios are managed based upon the nature of each respective business and its corresponding liability structure. The composition of the investment portfolios at June 30, 2004 is presented in the table below.

	Property- Liability		Allstate Financial		Corporate and Other		Total
(in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities(1)	$31,677	82.3%	$56,703	84.4%	$1,775	91.4%	$90,155	83.8%
Equity securities	5,299	13.8	277	0.4	—	—	5,576	5.2
Mortgage loans	176	0.5	6,977	10.4	—	—	7,153	6.6
Short-term	1,317	3.4	1,490	2.2	165	8.5	2,972	2.8
Other	3	—	1,723	2.6	1	0.1	1,727	1.6

Total	$38,472	100.0%	$67,170	100.0%	$1,941	100.0%	$107,583	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $30.84 billion, $54.64 billion and $1.70 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

        Total investments increased to $107.58 billion at June 30, 2004 from $103.08 billion at December 31, 2003 primarily due to positive cash flows from operating and financing activities and increased funds associated with securities lending, partially offset by decreased net unrealized gains on fixed income securities.

        Property-Liability investments increased to $38.47 billion at June 30, 2004 from $37.86 billion at December 31, 2003, due to positive cash flows from operations, partially offset by decreased net unrealized gains on fixed income securities and dividends paid by Allstate Insurance Company ("AIC") to The Allstate Corporation.

        Allstate Financial investments increased to $67.17 billion at June 30, 2004 from $62.90 billion at December 31, 2003. The increase in Allstate Financial investments was primarily due to positive cash flows from operating and financing activities and increased funds associated with securities lending, partially offset by decreased net unrealized gains on fixed income securities.

        Corporate and Other investments decreased to $1.94 billion at June 30, 2004 from $2.33 billion at December 31, 2003. This decline is primarily related to the sale of a portion of the equity interest in a consolidated variable interest entity. This sale caused the deconsolidation of this entity, decreasing the investments of the Corporate and Other segment. For more information on this transaction, see Note 3 of the Condensed Consolidated Financial Statements.

        Total investments at amortized cost related to collateral, primarily due to securities lending, increased to $4.82 billion at June 30, 2004, from $3.75 billion at December 31, 2003.

        At June 30, 2004, 93.5% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a Moody's equivalent rating of Aaa, Aa, A or Baa; an S&P equivalent rating of AAA, AA, A or BBB; or a comparable internal rating when an external rating is not available.

        The unrealized net capital gains on fixed income and equity securities at June 30, 2004 were $4.15 billion, a decrease of $2.24 billion or 35.1% since December 31, 2003. The net unrealized gain for the fixed income portfolio totaled $2.98 billion, comprised of $3.85 billion of unrealized gains and $867 million of unrealized losses at June 30, 2004. This is compared to a net unrealized gain for the fixed income portfolio totaling $5.14 billion at December 31, 2003, comprised of $5.50 billion of unrealized gains and $370 million of unrealized losses. Increases in gross unrealized losses were primarily attributable to rising interest rates. The total decrease in net unrealized gains for the fixed income portfolio was $2.16 billion, of which $2.06 billion or 95.5% was related to investment grade securities. The total increase in gross unrealized losses for the fixed income portfolio was $497 million, of which $487 million or 98.0% was related to investment grade securities.

        Of the gross unrealized losses in the fixed income portfolio at June 30, 2004, $749 million or 86.4% were related to investment grade securities and are believed to be a result of the interest rate environment. Of the remaining $118 million of losses in the fixed income portfolio, $64 million or 54.2% was concentrated in the corporate fixed income portfolio and was primarily comprised of securities in the transportation, consumer goods and basic industry sectors. The gross unrealized losses in these sectors were primarily company specific and interest rate related. Approximately $29 million of the gross unrealized losses in the corporate fixed income portfolio and $9 million of the gross unrealized losses in the asset-backed securities portfolio were associated with the airline industry for which values were depressed due to company specific issues and economic issues related to fuel costs. We expect eventual recovery of these securities and the related sectors. Every security was included in our portfolio monitoring process.

        The net unrealized gain for the equity portfolio totaled $1.17 billion, comprised of $1.22 billion of unrealized gains and $45 million of unrealized losses at June 30, 2004. This is compared to a net unrealized gain for the equity portfolio totaling $1.26 billion at December 31, 2003, comprised of $1.28 billion of unrealized gains and $18 million of unrealized losses. Within the equity portfolio, the losses were primarily concentrated in the consumer goods, technology and financial services sectors. The losses in these sectors were company and sector specific. We expect eventual recovery of these securities and the related sectors. Every security was included in our portfolio monitoring process.

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

        The following table summarizes problem, restructured and potential problem fixed income securities.

	June 30, 2004			December 31, 2003
(in millions)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$237	$243	0.3%	$325	$322	0.4%
Restructured	78	78	0.1	77	78	0.1
Potential problem	342	335	0.4	397	382	0.4

Total net carrying value	$657	$656	0.8%	$799	$782	0.9%

Cumulative write-downs recognized	$342			$347

        We have experienced a decrease in the amortized cost of fixed income securities categorized as problem and potential problem as of June 30, 2004 compared to December 31, 2003. The decrease was primarily related to the sale of holdings in these categories due to specific developments causing a change in our outlook and intent to hold those securities.

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

        Net Realized Capital Gains and Losses    The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Investment write-downs	$(20)	$(109)	$(62)	$(193)
Dispositions	59	108	319	191
Valuation of derivative instruments	(2)	(8)	(30)	(20)
Settlements of derivative instruments	4	—	(16)	14

Realized capital gains and losses, pretax	41	(9)	211	(8)
Income tax (expense) benefit	(18)	6	(68)	11

Realized capital gains and losses, after-tax	$23	$(3)	$143	$3

        Dispositions in the above table include sales and other transactions such as calls and prepayments. We may sell securities during the period in which fair value has declined below amortized cost for fixed income securities or cost for equity securities. Recognizing in certain situations new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations, we can subsequently change our previous intent to continue holding a security.

CAPITAL RESOURCES AND LIQUIDITY

        Capital Resources consist of shareholders' equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes. The following table summarizes our capital resources.

(in millions)	June 30, 2004	December 31, 2003
Common stock, retained earnings and other shareholders' equity items	$19,023	$17,809
Accumulated other comprehensive income	1,660	2,756

Total shareholders' equity	20,683	20,565
Debt	4,852	5,076

Total capital resources	$25,535	$25,641

Ratio of debt to shareholders' equity	23.5%	24.7%

        Shareholders' equity increased in the first six months of 2004 when compared to December 31, 2003, as net income was partially offset by decreases in unrealized net capital gains on investments, share repurchases and dividends paid to shareholders. In February 2004, we announced a $1.00 billion increase in the current share repurchase program, bringing the total to $1.50 billion. As of June 30, 2004, this program had $783 million remaining, and is expected to be completed at least by December 31, 2005.

        Debt decreased in the first six months of 2004 compared to December 31, 2003 due to decreases in long-term borrowings outstanding. This decrease was primarily related to the sale of a portion of the equity interest in a variable interest entity. This sale caused this entity to be deconsolidated, decreasing debt by $412 million. For more information on this transaction, see Note 3 of the Condensed Consolidated Financial Statements.

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

        We have distinct groups of subsidiaries licensed to sell property and casualty insurance in New Jersey and Florida. These groups are adequately capitalized to maintain separate group ratings and are not reinsured by other Allstate subsidiaries that are not part of these respective groups. As a result, ratings of the New Jersey and Florida groups are subject to general business risks in those subsidiaries such as catastrophes, liquidity, profitability, asset quality and operating leverage.

        Liquidity Sources and Uses    The following table summarizes consolidated cash flow activities by business unit for the first six months ended June 30.

	Property-Liability		Allstate Financial		Corporate and Other		Consolidated
(in millions)	2004	2003	2004	2003	2004	2003	2004	2003
Net cash provided by (used in):
Operating activities	$1,960	$1,796	$866	$1,374	$74	$(43)	$2,900	$3,127
Investing activities	(1,395)	(1,212)	(4,186)	(3,011)	(85)	(141)	(5,666)	(4,364)
Financing activities	142	(4)	3,384	1,735	(831)	(449)	2,695	1,282

Net (decrease) increase in consolidated cash							$(71)	$45

        Property-Liability    Higher operating cash flows of the Property-Liability business in the first six months of 2004 when compared to the first six months of 2003 were primarily due to increased underwriting income. Cash used in investing activities increased in 2004 as higher operating cash flows were invested in the fixed income and equity portfolios.

        Cash flows of the Property-Liability business are also impacted by dividends paid by AIC to its parent, The Allstate Corporation. These dividends totaled $800 million in the first six months of 2004 compared to $519 million in the first six months of 2003.

        Allstate Financial    Lower operating cash flows for Allstate Financial in the first six months of 2004 when compared to the first six months of 2003 primarily relate to declines in life and annuity premiums, partially offset by increases in investment income. Cash flows used in investing activities increased in the first six months of 2004 as the investment of higher financing cash flow from contractholder funds was partially offset by lower operating cash flows.

        Higher cash flow from financing activities during the first six months of 2004 when compared to the first six months of 2003 reflects an increase in deposits received from contractholders, partially offset by maturities of institutional products and benefits and withdrawals from contractholders' accounts. For quantification of the changes in contractholder funds, see the Allstate Financial Segment section of the MD&A.

        Corporate and Other    Higher operating cash flows of the Corporate and Other segment in the first six months of 2004 when compared to the first six months of 2003 were primarily due to the timing of intercompany settlements. Financing cash flows of the Corporate and Other segment reflect actions such as fluctuations in short-term debt, proceeds from the issuance of debt, dividends to shareholders of The Allstate Corporation and share repurchases; therefore, financing cash flows are affected when we increase or decrease the level of these activities.

        We have access to additional borrowing to support liquidity as follows:

  •
  A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of June 30, 2004, the remaining borrowing capacity was $807 million; however, the outstanding balance fluctuates daily.

  •
  In June 2004, we replaced our primary credit facilities. We currently maintain one primary credit facility and one additional credit facility totaling $1.05 billion to cover short-term liquidity requirements. The primary facility is a $1 billion five-year revolving line of credit expiring in 2009. It contains an increase provision that would make up to an additional $500 million available for borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. The other facility is a $50 million one-year revolving line of credit expiring in the third quarter of 2004 but renewed in July 2004 for an additional year. The right to borrow under the five-year facility is subject to requirements to maintain a

    37.5% debt to capital resources ratio and has no ratings triggers. These requirements are currently being met and we expect to continue to meet them in the future. There were no borrowings under either of these lines of credit during the first six months of 2004. The total amount outstanding at any point in time under the combination of the commercial paper program and the two credit facilities cannot exceed the amount that can be borrowed under the credit facilities.

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

        During the fiscal quarter ended June 30, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading "Regulation" and under the heading "Legal proceedings" in Note 7 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2004 - April 30, 2004	1,319,723	46.40891	1,315,000	$1.122 billion
May 1, 2004 - May 31, 2004	4,511,697	44.23649	4,355,575	$929 million
June 1, 2004 - June 30, 2004	3,230,291	45.10793	3,230,100	$783 million
Total	9,061,711	44.86352	8,900,675

(1)
April: In accordance with the terms of its equity compensation plans, Allstate acquired 4,723 shares in connection with stock option exercises by employees and/or directors. The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise.

  May: In accordance with the terms of its equity compensation plans, Allstate acquired 156,122 shares in satisfaction of withholding taxes due upon the exercise of stock options and the vesting of restricted stock held by employees and/or directors.

  June: In accordance with the terms of its equity compensation plans, Allstate acquired 191 shares in connection with stock option exercises by employees and/or directors. The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise.

(2)
On February 4, 2003, Allstate announced the approval of a repurchase program for $500 million. On February 4, 2004, Allstate announced the approval of a $1.00 billion increase to the current share repurchase program. The combined program is expected to be completed by December 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

        On May 18, 2004, Allstate held its annual meeting of stockholders. Twelve board nominees for director were elected for terms expiring at the 2005 annual meeting of stockholders. In addition, the stockholders ratified the appointment of Deloitte & Touche LLP as independent auditors for 2004, approved the material terms of performance goals under the annual covered employee incentive compensation plan and approved the material terms of performance goals under the long-term executive incentive compensation plan. There was one stockholder proposal presented and voted on at the meeting regarding cumulative voting in the election of directors, which did not receive a majority vote of the shares represented and entitled to vote at the meeting.

Election of Directors.

Nominee	Votes for	Votes Withheld
F. Duane Ackerman	598,062,340	16,993,585
James G. Andress	591,446,404	23,609,521
Edward A. Brennan	585,510,542	29,545,383
W. James Farrell	593,993,091	21,062,834
Jack M. Greenberg	597,729,721	17,326,204
Ronald T. LeMay	590,635,905	24,420,020
Edward M. Liddy	594,298,283	20,757,642
J. Christopher Reyes	598,204,731	16,851,194
H. John Riley, Jr.	600,856,966	14,198,959
Joshua I. Smith	597,200,358	17,855,567
Judith A. Sprieser	594,267,364	20,788,561
Mary Alice Taylor	597,873,561	17,182,364

Ratify appointment of Deloitte & Touche LLP as the Company's auditors for 2004.

Votes For	Votes Against	Votes Abstained
595,217,942	15,689,721	4,147,522

Approve the Material Terms of the Performance Goals under the Annual Covered Employee Incentive Compensation Plan.

Votes For	Votes Against	Votes Abstained	Broker Non-votes
583,020,520	25,904,228	6,126,437	4,740

Approve the Material Terms of the Performance Goals under the Long-Term Executive Incentive Compensation Plan.

Votes For	Votes Against	Votes Abstained	Broker Non-votes
580,596,424	27,633,200	6,821,561	4,740

Stockholder proposal for cumulative voting in the election of directors.

Votes For	Votes Against	Votes Abstained	Broker Non-votes
196,855,220	306,636,704	37,243,667	74,320,334

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    An Exhibit Index has been filed as part of this report on page E-1.

  (b)
  Current Reports on Form 8-K were filed during the second quarter of 2004 on the following dates for the items indicated:

    April 7, 2004, Items 7 and 9, reporting developments on age discrimination decision before United States District Court for the Eastern District of Pennsylvania.

    April 9, 2004, Items 7 and 12, regarding pre-announcing results of operations and financial condition for the quarter ended March 31, 2004.

April 20, 2004, Items 7 and 12, regarding results of operations and financial condition for the quarter ended March 31, 2004.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation (Registrant)

August 3, 2004	By	/s/ SAMUEL H. PILCH Samuel H. Pilch Controller (chief accounting officer and duly authorized officer of Registrant)

Exhibit No.	Description
4	Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.
10.1
Credit Agreement dated as of June 4, 2004, among The Allstate Corporation, Allstate Insurance Company, Allstate Life Insurance Company, as borrowers, the Lenders party thereto, JPMorgan Chase Bank, as Syndication Agent, Bank of America, N.A., Citibank, N.A. and Wachovia Bank, National Association, as Documentation Agents, and the Bank of New York, as Administrative Agent.
10.2	The Allstate Corporation Deferred Compensation Plan as amended and restated as of May 28, 2004.
10.3
The Allstate Corporation Annual Covered Employee Incentive Compensation Plan as amended and restated effective March 9, 2004, incorporated herein by reference to Appendix E to The Allstate Corporation's Notice of Annual Meeting and Proxy Statement dated March 26, 2004
10.4
The Allstate Corporation Long-Term Executive Incentive Compensation Plan as amended and restated effective March 9, 2004, incorporated herein by reference to Appendix F to The Allstate Corporation's Notice of Annual Meeting and Proxy Statement dated March 26, 2004
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 3, 2004, concerning unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32	Section 1350 Certification

E-1