Form 10-Q
period 2004-09-30
ALLSTATE CORP
filed 2004-11-03
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
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

Yes ☒    No ☐

As of October 31, 2004, the registrant had 686,212,152 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues
Property-liability insurance premiums earned	$6,551	$6,230	19,382	$18,375
Life and annuity premiums and contract charges	508	538	1,508	1,710
Net investment income	1,333	1,246	3,906	3,697
Realized capital gains and losses	50	113	261	105

	8,442	8,127	25,057	23,887

Costs and expenses
Property-liability insurance claims and claims expense	5,661	4,506	13,668	13,184
Life and annuity contract benefits	401	424	1,174	1,380
Interest credited to contractholder funds	505	467	1,455	1,380
Amortization of deferred policy acquisition costs	1,124	1,015	3,251	2,989
Operating costs and expenses	738	716	2,241	2,197
Restructuring and related charges	(1)	19	26	56
Interest expense	76	70	223	204

	8,504	7,217	22,038	21,390

Loss on disposition of operations	(6)	(12)	(17)	(9)
(Loss) income from operations before income tax (benefit) expense, dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	(68)	898	3,002	2,488
Income tax (benefit) expense	(124)	206	788	538

Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	56	692	2,214	1,950
Dividends on preferred securities of subsidiary trust	—	—	—	(5)
Cumulative effect of change in accounting principle, after-tax	—	(1)	(175)	(1)

Net income	$56	$691	2,039	$1,944

Earnings per share:
Net income per share—basic	$0.10	$0.98	$2.92	$2.76

Weighted average shares—basic	692.1	703.3	698.8	703.5

Net income per share—diluted	$0.09	$0.97	$2.90	$2.75

Weighted average shares—diluted	696.8	706.0	703.5	705.9

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in millions, except par value data)	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $89,351 and $82,607)	$94,544	$87,741
Equity securities, at fair value (cost $4,644 and $4,028)	5,624	5,288
Mortgage loans	7,695	6,539
Short-term	4,691	1,815
Other	1,741	1,698

Total investments	114,295	103,081
Cash	370	366
Premium installment receivables, net	4,824	4,386
Deferred policy acquisition costs	4,833	4,842
Reinsurance recoverables, net	3,844	3,121
Accrued investment income	1,069	1,068
Property and equipment, net	1,001	1,046
Goodwill	828	929
Other assets	3,395	1,878
Separate Accounts	13,313	13,425

Total assets	$147,772	$134,142

Liabilities
Reserve for property-liability insurance claims and claims expense	$19,843	$17,714
Reserve for life-contingent contract benefits	11,561	11,020
Contractholder funds	53,478	47,071
Unearned premiums	9,983	9,187
Claim payments outstanding	710	698
Other liabilities and accrued expenses	11,748	8,283
Deferred income taxes	699	1,103
Short-term debt	99	3
Long-term debt	5,300	5,073
Separate Accounts	13,313	13,425

Total liabilities	126,734	113,577

Commitments and Contingent Liabilities (Notes 4 and 7)
Shareholders' equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2 billion shares authorized and 900 million issued, 689 million and 704 million shares outstanding	9	9
Additional capital paid-in	2,686	2,614
Retained income	23,093	21,641
Deferred compensation expense	(166)	(194)
Treasury stock, at cost (211 million and 196 million shares)	(7,028)	(6,261)
Accumulated other comprehensive income:
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments	2,802	3,125
Unrealized foreign currency translation adjustments	1	(10)
Minimum pension liability adjustment	(359)	(359)

Total accumulated other comprehensive income	2,444	2,756

Total shareholders' equity	21,038	20,565

Total liabilities and shareholders' equity	$147,772	$134,142

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(in millions)	2004	2003
	(Unaudited)
Cash flows from operating activities
Net income	$2,039	$1,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	8	3
Realized capital gains and losses	(261)	(105)
Cumulative effect of change in accounting principle	175	1
Interest credited to contractholder funds	1,455	1,380
Changes in:
Policy benefit and other insurance reserves	2,085	1,050
Unearned premiums	706	635
Deferred policy acquisition costs	(383)	(321)
Premium installment receivables, net	(451)	(360)
Reinsurance recoverables, net	(575)	(222)
Income taxes payable	(414)	453
Other operating assets and liabilities	445	386

Net cash provided by operating activities	4,829	4,844

Cash flows from investing activities
Proceeds from sales
Fixed income securities	14,648	15,100
Equity securities	2,565	1,916
Investment collections
Fixed income securities	4,441	4,926
Mortgage loans	564	552
Investment purchases
Fixed income securities	(25,724)	(26,930)
Equity securities	(2,807)	(2,520)
Mortgage loans	(1,731)	(874)
Change in short-term investments, net	(814)	161
Change in other investments, net	(106)	(40)
Purchases of property and equipment, net	(127)	(129)

Net cash used in investing activities	(9,091)	(7,838)

Cash flows from financing activities
Change in short-term debt, net	96	(279)
Proceeds from issuance of long-term debt	655	400
Repayment of long-term debt	(13)	(332)
Contractholder fund deposits	10,080	7,845
Contractholder fund withdrawals	(5,197)	(4,291)
Dividends paid	(562)	(472)
Treasury stock purchases	(975)	(112)
Other	182	20

Net cash provided by financing activities	4,266	2,779

Net increase (decrease) in cash	4	(215)
Cash at beginning of period	366	462

Cash at end of period	$370	$247

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

        The condensed consolidated financial statements and notes as of September 30, 2004, and for the three-month and nine-month periods ended September 30, 2004 and 2003 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

        To conform to the 2004 presentation, certain amounts in the prior year's condensed consolidated financial statements and notes have been reclassified.

        Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities, totaled $86 million and $51 million for the nine months ended September 30, 2004 and 2003, respectively.

Adopted accounting standards

Financial Accounting Standards Board ("FASB") Staff Position Nos. FAS 106-1 and FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-1" and "FSP FAS 106-2")

        In January 2004, the FASB issued FSP FAS 106-1 to address the accounting implications of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act"). The Act, which was signed into law on December 8, 2003, provides, among other things, a federal subsidy to plan sponsors who maintain postretirement health care plans ("plans") that provide prescription drug benefits and meet certain equivalency criteria. FSP FAS 106-1 allowed reporting entities to make a one-time election to defer recognizing the impact of the Act on their accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit cost determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" until sufficient guidance was developed to permit a determination of both the qualification for the subsidy and how to recognize the impact of the subsidy on its APBO and net periodic postretirement benefit cost. The Company adopted FSP FAS 106-1 in the first quarter of 2004 and elected to defer recognition of the accounting impact of the Act as information was not available to determine with sufficient certainty whether the Company's plans meet the equivalency criteria, and if so, how to recognize the impact of the subsidy on its APBO and net periodic postretirement benefit cost.

        In May 2004, the FASB issued FSP FAS 106-2, which supercedes FSP FAS 106-1, to provide guidance on accounting for the effects of the Act. FSP FAS 106-2, which the Company adopted in the third quarter of 2004, requires reporting entities that elected deferral under FSP FAS 106-1 and are able to determine if their plans are actuarially equivalent to recognize the impact of the Act no later than the first interim or annual reporting period beginning after June 15, 2004. In July 2004, the Center for Medicare and Medicaid Services ("CMS") issued proposed regulations for the Act, including three different proposals for the determination of actuarial equivalence. Depending on which proposal is adopted, the Company's plans may not meet the actuarial equivalence criteria. As a result, the Company is currently unable to determine if its plans are actuarially equivalent. Accordingly, the Company's measurement of its APBO and net periodic postretirement benefit cost do not reflect any amount associated with the subsidy. Once the Company is able to determine if its plans are actuarially equivalent, it will estimate the impact of the Act on its APBO and net periodic postretirement benefit cost, neither of which is expected to be material to the Company's Condensed Consolidated Statements of Operations or Financial Position.

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

($ in millions)	September 30, 2004
In the event of death
Account value	$13,056
Net amount at risk(1)	$2,398
Average attained age of contractholders	63 years
At annuitization
Account value	$3,626
Net amount at risk(2)	$86
Weighted average waiting period until annuitization options available	7 years
Accumulation at specified dates
Account value	$377
Net amount at risk(3)	$—
Weighted average waiting period until guarantee date	11 years
(1)
Defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.
(2)
Defined as the present value of the minimum guaranteed annuity payments determined in accordance with the terms of the contract in excess of the current account balance.
(3)
Defined as the present value of the guaranteed minimum accumulation balance in excess of the current account balance.

        Account balances of variable contracts' separate accounts with guarantees were invested as follows:

(in millions)	September 30, 2004
Equity securities (including mutual funds)	$12,384
Cash and cash equivalents	672

Total variable contracts' separate account assets with guarantees	$13,056

        The following table summarizes the liabilities for guarantees:

(in millions)	Liability for guarantees related to death benefits	Liability for guarantees related to income benefits	Liability for guarantees related to accumulation benefits	Total
Balance at January 1, 2004	$118	$41	$—	$159
Less reinsurance recoverables	(12)	(2)	—	(14)

Net balance at January 1, 2004	106	39	—	145
Incurred guaranteed benefits	30	5	1	36
Paid guarantee benefits	(49)	—	—	(49)

Net change	(19)	5	1	(13)
Net balance at September 30, 2004	87	44	1	132
Plus reinsurance recoverables	10	—	—	10

Balance, September 30, 2004(1)	$97	$44	$1	$142

(1)
Included in the total liability balance are reserves for variable annuity death benefits of $81 million, variable annuity income benefits of $17 million, variable annuity accumulation benefits of $1 million and other guarantees of $43 million.

        The liability for death and income benefit guarantees is established equal to a benefit ratio multiplied by the cumulative contract charges earned, plus accrued interest less contract benefit payments. The benefit ratio is calculated as the estimated present value of all expected contract benefits divided by the present value of all expected contract charges. For guarantees related to death benefits, benefits represent the current guaranteed minimum death benefit payments in excess of the current account balance. For guarantees related to income benefits, benefits represent the present value of the minimum guaranteed annuity benefits in excess of the current account balance.

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

        Guarantees related to accumulation benefits are considered to be derivative financial instruments; therefore, the liability for accumulation benefits is established based on its fair value.

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

        DSI activity for the nine months ended September 30, 2004 was as follows:

(in millions)
Balance, January 1, 2004	$99
Sales inducements deferred	40
Amortization charged to income	(26)
Effects of unrealized gains and losses	6

Balance, September 30, 2004	$119

Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1") and FSP EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP EITF 03-1-1")

        In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF 03-1, which was to be effective for fiscal periods beginning after June 15, 2004. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value an impairment exists for which a determination must be made as to whether the impairment is temporary or other-than-temporary. An impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value when an impairment is other-than-temporary. Subsequent to an other-than temporary impairment loss, a debt security should be accounted for in accordance with Statement of Position No. 03-3, "Accounting for Loans and Certain Debt Securities Acquired in a Transfer", which allows the accretion of the discount between the carrying value and expected value of a security if the amount and timing of the receipt of the expected cash flows is reasonably estimable. EITF 03-1 also indicates that although not presumptive, a pattern of selling investments prior to the forecasted recovery may call into question an investor's intent to hold the security until it recovers in value or otherwise matures.

        The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and to investment securities accounted for under the cost method. The final consensus on EITF 03-1 included additional disclosure requirements incremental to those adopted by the Company effective December 31, 2003 that will be effective December 31, 2004.

        In September 2004, the FASB issued FSP EITF Issue 03-1-1, which deferred the effective date of the impairment measurement and recognition provisions contained in paragraphs 10-20 of EITF 03-1 until proposed FSP EITF 03-1-a is issued. (See Pending Accounting Standard.)

Pending Accounting Standard

FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP EITF Issue 03-1-a").

        In September 2004, the FASB issued proposed FSP EITF 03-1-a, that addresses the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of increases in interest rates, and/or credit sector spread. Thereafter, in connection with its decision to defer the effective date of paragraphs 10-20 of EITF 03-1 through the issuance of FSP EITF Issue 03-1-1, the FASB requested from its constituents information about both the issues set forth in FSP EITF 03-1-a as well as the issues that arose during the FSP EITF 03-1-b, "Effective Date of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", comment letter process.

        Due to the uncertainty as to how all of the relevant outstanding issues will be resolved, the Company is unable to determine the impact of adopting paragraphs 10-20 of EITF 03-1 until final implementation guidance is issued. Adoption of paragraphs 10-20 of EITF 03-1 may have a material impact on the Company's Condensed Consolidated Statements of Operation but is not expected to have a material impact on the Company's Condensed Consolidated Statements of Financial Position since fluctuations in fair value are already recorded in accumulated other comprehensive income.

2.     Earnings per share

        Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common and dilutive potential common shares outstanding. For Allstate, dilutive potential common shares consist of the common shares underlying outstanding stock options.

        The computations of basic and diluted earnings per share are presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2004	2003	2004	2003
Numerator (applicable to common shareholders):
Income before dividends on preferred securities of subsidiary trust and cumulative effect of change in accounting principle, after-tax	$56	$692	$2,214	$1,950
Dividends on preferred securities of subsidiary trust	—	—	—	(5)
Cumulative effect of change in accounting principle, after-tax	—	(1)	(175)	(1)

Net income applicable to common shareholders	$56	$691	$2,039	$1,944

Denominator:
Weighted average common shares outstanding	692.1	703.3	698.8	703.5
Effect of potential dilutive securities:
Stock options	4.7	2.7	4.7	2.4

Weighted average common and dilutive potential common shares outstanding	696.8	706.0	703.5	705.9

Earnings per share—Basic:
Income before dividends on preferred securities of subsidiary trust and cumulative effect of change in accounting principle, after-tax	$0.10	$0.99	$3.17	$2.77
Dividends on preferred securities of subsidiary trust	—	—	—	—
Cumulative effect of change in accounting principle, after-tax	—	(0.01)	(0.25)	(0.01)

Net income applicable to common shareholders	$0.10	$0.98	$2.92	$2.76

Earnings per share—Diluted:
Income before dividends on preferred securities of subsidiary trust and cumulative effect of change in accounting principle, after-tax	$0.09	$0.98	$3.15	$2.76
Dividends on preferred securities of subsidiary trust	—	—	—	—
Cumulative effect of change in accounting principle, after-tax	—	(0.01)	(0.25)	(0.01)

Net income applicable to common shareholders	$0.09	$0.97	$2.90	$2.75

        Options to purchase 33.5 thousand and 8.9 million Allstate common shares, with exercise prices ranging from $47.26 to $50.72 and $37.06 to $50.72, were outstanding at September 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share for the three-month periods ended September 30, 2004 and 2003 since inclusion of these options would have an anti-dilutive effect as the options' exercise prices exceeded the average market price of Allstate common shares in the three-month period. Options to purchase 4.0 million and 11.3 million Allstate common shares, with exercise prices ranging from $45.96 to $50.72 and $35.84 to $50.72, were outstanding at September 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share for the nine-month periods ended September 30, 2004 and 2003 since inclusion of these options would have an anti-dilutive effect.

3.     Disposition

        In February 2004, the Company disposed of a portion of its equity investment in a consolidated investment management variable interest entity ("VIE"). This action triggered, under FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities", a reconsideration of whether the Company remains the primary beneficiary of the VIE. After such reconsideration, the Company determined it was no longer the primary beneficiary of the affected investment management VIE, and accordingly, the VIE was deconsolidated as of the disposition date in the first quarter of 2004. The deconsolidation of the investment management VIE resulted in a decrease in assets of $428 million and a decrease in long-term debt of $412 million at September 30, 2004.

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

        Losses from catastrophes in the third quarter of 2004 includes $1.64 billion, net of recoveries from the Florida Hurricane Catastrophe Fund ("FHCF"), related to Hurricanes Charley, Frances, Ivan, and Jeanne. This estimate includes losses in personal lines auto and property policies and net losses on commercial policies. The estimation of these hurricane losses, within the time elapsed since these events, has been complicated by difficulties in gaining access to and estimating the amount and extent of damage for over 205,000 claims submitted to date, estimates of claims yet to be reported, and increased costs due to the effects of increased demand for services and supplies in the affected areas. Cost escalation could occur at a higher level than estimated. However, the Company also may experience favorable development from the number of reported claims and estimates of personal property losses qualifying for FHCF reimbursement. Estimates of gross qualifying personal property losses for Charley and Frances already exceed the $312 million per occurrence FHCF retention thus permitting 90% reimbursement of qualifying losses. For Ivan, the estimated gross loss is $471 million, which includes $225 million of qualifying personal property losses in Florida. For Jeanne, the estimated gross loss is $316 million, which includes $248 million of qualifying personal property losses in Florida. Any adverse development of qualifying personal property losses in Florida for Ivan and Jeanne up to $312 million per storm, or any adverse development of losses not qualifying for reimbursement by the FHCF will adversely impact reportable net income if and when determined.

        Management believes that the reserve for claims and claims expense, net of reinsurance recoverables, at September 30, 2004 is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by that date.

5.     Reinsurance

        Property-liability insurance premiums and life and annuity premiums and contract charges are net of the following reinsurance ceded:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Property-liability insurance premiums earned	$109	$82	$290	$225
Life and annuity premiums and contract charges	181	114	464	353

        Property-liability insurance claims and claims expense and life and annuity contract benefits are net of the following reinsurance recoveries:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Property-liability insurance claims and claims expense	$372	$229	$782	$378
Life and annuity contract benefits	125	97	347	272

        The reinsurance recoveries for property-liability insurance claims and claims expense for the three-month and nine-month periods ended September 30, 2004 reflect the estimated reimbursement of $202 million from the FHCF, which includes $172 million and $30 million for qualifying personal property losses and commercial losses, respectively.

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

        The following table illustrates the inception to date change in the restructuring liability at September 30, 2004:

(in millions)	Employee costs	Exit costs	Total liability
2001 program adjustments:
Addition to liability for 2001 program	$17	$79	$96
Net adjustments to liability	5	(8)	(3)
Payments applied against the liability	(22)	(68)	(90)

2001 program liability at September 30, 2004	—	3	3
Other programs:
Addition to liability for other programs	22	17	39
Payments applied against the liability	(19)	(8)	(27)

Other programs liability at September 30, 2004	3	9	12

Balance at September 30, 2004	$3	$12	$15

        In the third quarter of 2004, the Company eliminated the remaining $10 million of an accrual established in prior years for post-exit rent expenses as a result of the Company's ability to occupy the previously vacant leased space for the remainder of the lease term.

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

Guarantees

        The Company provides residual value guarantees on Company leased automobiles. If all outstanding leases were terminated effective September 30, 2004, the Company's maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $20 million at September 30, 2004. The remaining term of each residual value guarantee is equal to the term of the underlying lease that range from less than one year to three years. Historically, the Company has not made any material payments pursuant to these guarantees.

        The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. In the event all such specified credit events were to occur, the Company's maximum amount at risk on these fixed income securities, as measured by the par value, was $95 million at September 30, 2004. The obligations associated with these fixed income securities expire at various times during the next seven years.

        Lincoln Benefit Life Company ("LBL"), a wholly owned subsidiary of ALIC, has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program. LBL has issued a repayment guarantee on the outstanding commercial paper balance that is fully collateralized by the cash surrender value of the universal life insurance contracts. At September 30, 2004, the amount due under the commercial paper program is $302 million and the cash surrender value of the policies is $309 million. The repayment guarantee expires April 30, 2006.

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

        The aggregate liability balance related to all guarantees was not material as of September 30, 2004.

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

        Regulatory bodies have contacted various subsidiaries of the Company and have requested information relating to variable insurance products, including such areas as market timing and late trading and sales practices. The Company believes that these inquiries are similar to those made to many financial services companies as part of an industry-wide investigation by various regulatory agencies into the practices, policies and procedures relating to variable insurance products sales and subaccount trading practices. The various subsidiaries of the Company have and will continue to respond to these information requests and investigations. The Company at the present time is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company's consolidated financial position.

Legal Proceedings

Background

        The Company and certain of its subsidiaries are named as defendants in a number of lawsuits and other legal proceedings arising out of various aspects of its business. As background to the "Proceedings" sub-section below, please note the following:

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

  •
  For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, "Accounting for Contingencies" when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

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

        There are several statewide and nationwide class action lawsuits pending against Allstate alleging that its failure to pay "inherent diminished value" to insureds under the collision, comprehensive, uninsured motorist property damage, or auto property damage liability provisions of auto policies constitutes breach of contract and fraud. Plaintiffs define "inherent diminished value" as the difference between the market value of the insured automobile before an accident and the market value after repair. Plaintiffs allege that they are entitled to the payment of inherent diminished value under the terms of the policy. To a large degree, these lawsuits mirror similar lawsuits filed against other carriers in the industry. These lawsuits are pending in various state and federal courts, and they are in various stages of development. Classes have been certified in only two cases. Both are multi-state class actions. A trial in one of these multi-state class action cases involving collision and comprehensive coverage concluded on April 29, 2004, with a jury verdict in favor of the Company. The plaintiffs made a motion for a new trial, which was denied, and have now filed an appeal from the judgment. In the other certified class action lawsuit, which involves uninsured motorist property damage coverage, the appellate court has granted the Company's petition for review of the order of certification. The Company has been vigorously defending all of these lawsuits and, since 1998, has been implementing policy language in more than 40 states reaffirming that its collision and comprehensive coverages do not include diminished value claims. The outcome of these disputes is currently uncertain.

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

        The Company is defending certain matters relating to the Company's agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") alleging retaliation under federal civil rights laws, a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations, and a lawsuit filed in October 2004 by the EEOC alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization. The Company is also defending another action, in which a class was certified in June 2004, filed by former employee agents who terminated their employment prior to the agency program reorganization. These plaintiffs have asserted claims under ERISA and for constructive discharge, and are seeking the benefits provided in connection with the reorganization. Allstate has asked the court to reconsider its class certification ruling. In late March 2004, in the first EEOC lawsuit and class action lawsuit, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court's declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to Allstate "any and all benefits received by the [agent] in exchange for signing the release." The court also "concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination." The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order. The case otherwise remains pending. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA. This matter was dismissed with prejudice in late March 2004 by the trial court but will be the subject of further proceedings on appeal. In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief. Allstate has been vigorously defending these lawsuits and other matters related to its agency program reorganization. In addition, Allstate is defending certain matters relating to its life agency program reorganization announced in 2000. These matters include an investigation by the EEOC with respect to allegations of age discrimination and retaliation. Allstate is cooperating fully with the agency investigation and will continue to vigorously defend these and other claims related to the life agency program reorganization. The outcome of these disputes is currently uncertain.

        The Company is defending various lawsuits and regulatory proceedings that allege that it engaged in business or sales practices inconsistent with state or federal law. In addition, the Company is defending a number of lawsuits brought by plaintiffs challenging trading restrictions the Company adopted in an effort to limit market-timing activity in its variable annuity sub-accounts. In one case, plaintiffs' motion for summary judgment on their breach of contract claims was granted and the matter will proceed to trial on damages pending the Company's request for an interlocutory appeal. In these various lawsuits, plaintiffs seek a variety of remedies including monetary and equitable relief. In regulatory proceedings, regulatory authorities may ultimately assess fines or penalties or possibly require customer refunds. The Company has been vigorously defending these matters, but their outcome is currently uncertain.

Other Matters

        The Company and its subsidiaries have received interrogatories and demands to produce information from several regulatory and enforcement authorities. These authorities are seeking information relevant to on-going investigations into the possible violation of antitrust or insurance laws by unnamed parties and, in particular, are seeking information as to whether any person engaged in activities for the purpose of price fixing, market allocation, or bid rigging. Published press reports have indicated that numerous demands of this nature have been sent to insurance companies as part of industry-wide investigations. The Company intends to cooperate fully with these and any similar requests for information.

        Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of a number of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts. This litigation is based on a variety of issues including insurance and claim settlement practices. The outcome of these disputes is currently unpredictable. However, at this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

Asbestos and environmental

        Allstate's reserves for asbestos claims were $1.5 billion and $1.08 billion, net of reinsurance recoverables of $970 million and $504 million at September 30, 2004 and December 31, 2003, respectively. Reserves for environmental claims were $246 million and $257 million, net of reinsurance recoverables of $53 million and $58 million at September 30, 2004 and December 31, 2003, respectively. Approximately 61% and 60% of the total net asbestos and environmental reserves at September 30, 2004 and December 31, 2003, respectively, were for incurred but not reported estimated losses.

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

8.     Components of Net Periodic Pension and Postretirement Benefit Costs

        The Company's measurement of the APBO and net periodic postretirement benefit cost does not reflect any amount associated with the subsidy provided by the Act as the Company is currently unable to determine if its plans are actuarially equivalent (see Note 1). The components of net periodic cost for the Company's pension and postretirement benefit plans for the nine months ended September 30 are as follows:

	Pension benefits		Postretirement benefits
(in millions)	2004	2003	2004	2003
Service cost	$117	$101	$21	$14
Interest cost	198	191	53	53
Expected return on plan assets	(216)	(166)	—	—
Amortization of:
Prior service costs	(2)	(2)	(1)	(1)
Unrecognized transition obligation	—	(1)	—	—
Net loss	88	69	9	6
Settlement loss	32	45	—	—

Net periodic cost	$217	$237	$82	$72

  Cash Flows

        As of September 30, 2004, the Company has contributed $162 million to its pension plans and the Company now plans to contribute a total of $464 million to its pension plans in 2004.

9.     Equity Incentive Plans

        The following table illustrates the effect on net income and earnings per share as if the fair value based method, adopted prospectively by the Company on January 1, 2003, had been applied to all outstanding and unvested awards in each period.

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2004	2003	2004	2003
Net income, as reported	$56	$691	$2,039	$1,944
Add: Employee stock option expense included in reported net income, after-tax	2	1	11	5
Deduct: Total employee stock option expense determined under fair value based method for all awards, after-tax	(7)	(10)	(27)	(32)

Pro forma net income	$51	$682	$2,023	$1,917

Earnings per share—Basic:
As reported	$0.10	$0.98	$2.92	$2.76
Pro forma	0.08	0.97	2.89	2.72
Earnings per share—Diluted:
As reported	$0.09	$0.97	$2.90	$2.75
Pro forma	0.08	0.97	2.87	2.72

10.   Business Segments

        Summarized revenue data for each of the Company's business segments are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Revenues
Property-Liability
Property-liability insurance premiums
Standard auto	$3,915	$3,691	$11,548	$10,854
Non-standard auto	490	551	1,515	1,709

Auto	4,405	4,242	13,063	12,563
Homeowners	1,483	1,366	4,360	3,990
Other	662	620	1,955	1,811

Allstate Protection	6,550	6,228	19,378	18,364
Discontinued Lines and Coverages	1	2	4	11

Total property-liability insurance premiums	6,551	6,230	19,382	18,375
Net investment income	443	417	1,310	1,242
Realized capital gains and losses	100	109	400	177

Total Property-Liability	7,094	6,756	21,092	19,794
Allstate Financial
Life and annuity premiums and contract charges
Traditional life	75	101	234	288
Immediate annuities with life contingencies	66	67	209	318
Accident, health and other	106	141	302	412

Total life and annuity premiums	247	309	745	1,018
Interest-senstive life	170	152	491	456
Fixed annuities	13	10	41	28
Variable annuities	61	52	182	149
Institutional products	—	—	—	6
Accident, health and other	17	15	49	53

Total contract charges	261	229	763	692

Total life and annuity premiums and contract charges	508	538	1,508	1,710
Net investment income	866	813	2,520	2,409
Realized capital gains and losses	(51)	7	(135)	(68)

Total Allstate Financial	1,323	1,358	3,893	4,051
Corporate and Other
Service fees	3	3	9	10
Net investment income	24	16	76	46
Realized capital gains and losses	1	(3)	(4)	(4)

Total Corporate and Other before reclassification of service fees	28	16	81	52
Reclassification of service fees(1)	(3)	(3)	(9)	(10)

Total Corporate and Other	25	13	72	42

Consolidated Revenues	$8,442	$8,127	$25,057	$23,887

(1)
For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

        Summarized financial performance data for each of the Company's reportable segments are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax
Property-Liability
Underwriting (loss) income
Allstate Protection	$(370)	$726	$1,707	$1,411
Discontinued Lines and Coverages	(315)	(471)	(639)	(562)

Total underwriting (loss) income	(685)	255	1,068	849
Net investment income	443	417	1,310	1,242
Income tax benefit (expense) on operations	167	(139)	(605)	(444)
Realized capital gains and losses, after-tax	69	70	272	120
Gain on disposition of operations, after-tax	—	1	—	3

Property-Liability (loss) income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	(6)	604	2,045	1,770
Allstate Financial
Life and annuity premiums and contract charges	508	538	1,508	1,710
Net investment income	866	813	2,520	2,409
Periodic settlements and accruals on non-hedge derivative financial instruments	15	10	33	15
Contract benefits and interest credited to contractholder funds	906	891	2,626	2,760
Operating costs and expenses and amortization of deferred acquisition costs	259	273	818	866
Restructuring and related charges	1	1	5	1
Income tax expense on operations	72	61	203	159

Operating income	151	135	409	348
Loss on disposition of operations, after-tax	(5)	(9)	(22)	(9)
Realized capital gains and losses, after-tax	(33)	4	(90)	(42)
Reclassification of periodic settlements and accruals on non-hedge financial instruments, after-tax	(10)	(7)	(21)	(10)
DAC and DSI amortization relating to realized capital gains and losses, after-tax	(15)	(4)	(28)	(20)

Allstate Financial income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	88	119	248	267
Corporate and Other
Service fees(1)	3	3	9	10
Net investment income	24	16	76	46
Operating costs and expenses	82	74	241	216
Income tax benefit on operations	(28)	(25)	(79)	(75)

Operating loss	(27)	(30)	(77)	(85)
Realized capital gains and losses, after-tax	1	(1)	(2)	(2)

Corporate and Other loss before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	(26)	(31)	(79)	(87)

Consolidated income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	$56	$692	$2,214	$1,950

(1)
For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

11.   Other Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three months ended September 30,
	2004			2003
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$1,229	$(430)	$799	$(613)	$214	$(399)
Less: reclassification adjustments	51	(18)	33	85	(30)	55

Unrealized net capital gains (losses)	1,178	(412)	766	(698)	244	(454)
Net gains (losses) on derivative instruments arising during the period	—	—	—	—	—	—
Less: reclassification adjustment for derivative instruments	(1)	—	(1)	—	—	—

Unrealized net capital gains (losses) and net gains (losses) on derivative instruments	1,179	(412)	767	(698)	244	(454)
Unrealized foreign currency translation adjustments	26	(9)	17	15	(5)	10

Other comprehensive income (loss)	$1,205	$(421)	784	$(683)	$239	(444)

Net income			56			691

Comprehensive income			$840			$247

        The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Nine months ended September 30,
	2004			2003
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$(148)	$52	$(96)	$771	$(270)	$501
Less: reclassification adjustments	352	(123)	229	105	(37)	68

Unrealized net capital gains (losses)	(500)	175	(325)	666	(233)	433
Net gains (losses) on derivative instruments arising during the period	—	—	—	1	—	1
Less: reclassification adjustment for derivative instruments	(3)	1	(2)	(1)	—	(1)

Unrealized net capital gains (losses) and net gains (losses) on derivative instruments	(497)	174	(323)	668	(233)	435
Unrealized foreign currency translation adjustments	17	(6)	11	51	(18)	33

Other comprehensive income (loss)	$(480)	$168	(312)	$719	$(251)	468

Net income			2,039			1,944

Comprehensive income			$1,727			$2,412

12.   Debt Outstanding

        In August 2004, the Company issued $650 million of 5.000% senior notes due 2014, the net proceeds of which will be used for general corporate purposes, including to facilitate the repayment of a portion of the $900 million of 7.875% senior notes due 2005 at their scheduled maturity on May 1, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Allstate Corporation:

        We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the "Company") as of September 30, 2004, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
November 3, 2004

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

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

HIGHLIGHTS

  •
  Net income was $56 million in the third quarter of 2004 compared to $691 million in the third quarter of 2003. Net income increased $95 million or 4.9% to $2.04 billion for the first nine months of 2004 from $1.94 billion for the first nine months of 2003. Net income per diluted share was $0.09 in the third quarter of 2004 compared to $0.97 in the third quarter of last year. Net income per diluted share increased 5.5% to $2.90 in the first nine months of 2004 from $2.75 in the first nine months of last year. Net income in the first nine months of 2004 included the unfavorable impact of adopting AICPA Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"), totaling $175 million, after-tax.

  •
  Total revenues increased by $315 million or 3.9% to $8.44 billion in the third quarter of 2004 from $8.13 billion in the third quarter of 2003 and increased $1.17 billion or 4.9% to $25.06 billion for the first nine months of 2004 from $23.89 billion for the first nine months of 2003.

  •
  Property-Liability premiums earned increased $321 million or 5.2% to $6.55 billion in the third quarter of 2004 from $6.23 billion in the third quarter of 2003 and increased $1.01 billion or 5.5% to $19.38 billion for the first nine months of 2004 from $18.38 billion for the first nine months of 2003. Growth in policies in force ("PIF") from September 30, 2003 to September 30, 2004 for the core Allstate brand standard auto and homeowners accelerated to 5.4% and 6.2%, respectively, and total Allstate brand PIF increased 3.6%. Allstate brand standard auto and homeowners renewal ratio increased 0.7 pts and 0.8 pts, respectively, in the third quarter of 2004 and 1.3 pts and 0.8 pts, respectively, in the first nine months of 2004.

  •
  The combined ratio deteriorated 14.6 points in the third quarter of 2004 and improved 0.9 points in the first nine months of 2004 compared to the same periods last year.

  •
  Pre-tax catastrophe losses in the third quarter totaled $1.71 billion, primarily due to multiple hurricanes, with an impact to the combined ratio of 26.0 points, compared to $378 million in the third quarter of 2003, with an impact to the combined ratio of 6.1 points. Pre-tax catastrophe losses for the first nine months of 2004 totaled $2.06 billion, primarily due to multiple hurricanes in the third quarter, with an impact to the combined ratio of 10.6 points, compared to $1.08 billion for the first nine months of 2003, with a combined ratio impact of 5.9 points.

  •
  Allstate Financial investments increased 12.8% as of September 30, 2004 compared to December 31, 2003 due primarily to strong contractholder deposits.

  •
  Net realized capital gains were $50 million in the third quarter of 2004 compared to $113 million in the third quarter of 2003. Net realized capital gains were $261 million in the first nine months of 2004 compared to $105 million in the first nine months of 2003.

  •
  Book value per diluted share increased 4.4% to $30.33 as of September 30, 2004 compared to $29.04 as of December 31, 2003.

  •
  Return on equity improved 1.0 point to 13.9% for the twelve months ended September 30, 2004 compared to 12.9% for the twelve months ended September 30, 2003.

CONSOLIDATED NET INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Revenues
Property-liability insurance premiums earned	$6,551	$6,230	$19,382	$18,375
Life and annuity premiums and contract charges	508	538	1,508	1,710
Net investment income	1,333	1,246	3,906	3,697
Realized capital gains and losses	50	113	261	105

Total revenues	8,442	8,127	25,057	23,887
Costs and expenses
Property-liability insurance claims and claims expense	(5,661)	(4,506)	(13,668)	(13,184)
Life and annuity contract benefits	(401)	(424)	(1,174)	(1,380)
Interest credited to contractholder funds	(505)	(467)	(1,455)	(1,380)
Amortization of deferred policy acquisition costs	(1,124)	(1,015)	(3,251)	(2,989)
Operating costs and expenses	(738)	(716)	(2,241)	(2,197)
Restructuring and related charges	1	(19)	(26)	(56)
Interest expense	(76)	(70)	(223)	(204)

Total costs and expenses	(8,504)	(7,217)	(22,038)	(21,390)
Loss on disposition of operations	(6)	(12)	(17)	(9)
Income tax benefit (expense)	124	(206)	(788)	(538)
Dividends on preferred securities of subsidiary trust	—	—	—	(5)
Cumulative effect of change in accounting principle, after-tax	—	(1)	(175)	(1)

Net income	$56	$691	$2,039	$1,944

Property-Liability	$(6)	$603	$2,045	$1,769
Allstate Financial	88	119	73	267
Corporate and Other	(26)	(31)	(79)	(92)

Net income	$56	$691	$2,039	$1,944

PROPERTY-LIABILITY HIGHLIGHTS

  •
  Premiums written increased 5.0% in the third quarter of 2004 over the third quarter of 2003 and 5.5% in the first nine months of 2004 over the first nine months of 2003, primarily due to increases in the Allstate brand standard auto and homeowners number of PIF and average premiums. Allstate brand standard auto and homeowners new business premiums increased 7.7% and 10.5%, respectively, in the third quarter of 2004 and 24.6% and 25.4%, respectively, in the first nine months of 2004, over the same periods of 2003. Allstate brand standard auto and homeowners premiums written increased 6.0% and 7.9%, respectively, in the third quarter of 2004 and 6.5% and 9.3%, respectively, in the first nine months of 2004, over the same periods of 2003. Premiums written is an operating measure that is defined and reconciled to premiums earned on page 27.

  •
  Underwriting loss for Property-Liability was $685 million in the third quarter of 2004 compared to underwriting income of $255 million in the third quarter in 2003 due to higher catastrophes related to hurricanes and reserve reestimates for asbestos, partially offset by higher premiums earned, favorable claim frequencies, excluding catastrophes, and favorable Allstate Protection reserve reestimates. The combined ratio increased 14.6 points to 110.5 in the third quarter of 2004. Underwriting income increased $219 million to $1.07 billion in the first nine months of 2004 from $849 million in the first nine months in 2003 due to higher premiums earned, favorable claim frequencies, excluding catastrophes, and favorable Allstate Protection reserve reestimates partially offset by higher catastrophe losses, reserve reestimates for asbestos and increased severity of current year claims. The combined ratio improved 0.9 points to 94.5 in the first nine months in 2004. Underwriting income, a measure that is not based on generally accepted accounting principles ("GAAP"), is defined on page 25.

  •
  The Encompass brand combined ratio improved 5.7 points in the third quarter of 2004 compared to the third quarter of last year, primarily due to reestimates of current year losses, and improved 7.7 points in the first nine months of 2004 compared to the same period last year. The combined ratio improvement was also the result of profit improvement actions, which caused the number of Encompass brand standard auto and homeowners PIF to decline compared to September 30, 2003.

PROPERTY-LIABILITY OPERATIONS

        Our Property-Liability operations consist of two business segments: Allstate Protection and Discontinued Lines and Coverages. Allstate Protection is comprised of two lines of business, the Allstate brand and Encompass brand. The Encompass brand name was adopted in the third quarter of 2004 and replaces the line of business previous name, Ivantage. Allstate Protection is principally engaged in the sale of personal property and casualty insurance, primarily private passenger auto and homeowners insurance, to individuals in the United States and Canada. Discontinued Lines and Coverages includes results from insurance coverage that we no longer write and results for certain commercial and other businesses in run-off.

        Underwriting income, reconciled to net income on page 26, is calculated as premiums earned, less claims and claims expense ("losses"), amortization of deferred policy acquisition costs ("DAC"), operating costs and expenses and restructuring and related charges as determined using GAAP. This is one of the measures we use in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results. It is also an integral component of incentive compensation. It is useful for investors to evaluate the components of income separately and in the aggregate when reviewing performance. Underwriting income should not be considered as a substitute for net income and does not reflect the overall profitability of the business. Net income is the most directly comparable GAAP measure.

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

  •
  Combined ratio—the ratio of claims and claims expense, amortization of DAC, operating costs and expenses and restructuring and related charges to premiums earned. The combined ratio is the sum of the loss ratio and the expense ratio. The difference between 100% and the combined ratio represents underwriting income as a percentage of premiums earned.

  •
  Effect of Discontinued Lines and Coverages on combined ratio—the ratio of claims and claims expense and other costs and expenses in the Discontinued Lines and Coverages segment to Property-Liability premiums earned. The sum of the effect of Discontinued Lines and Coverages on the combined ratio and the Allstate Protection combined ratio on page 35 is equal to the Property-Liability combined ratio.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratios)	2004	2003	2004	2003
Premiums written	$6,958	$6,629	$20,032	$18,988

Revenues
Premiums earned	$6,551	$6,230	$19,382	$18,375
Net investment income	443	417	1,310	1,242
Realized capital gains and losses	100	109	400	177

Total revenues	7,094	6,756	21,092	19,794
Costs and expenses
Claims and claims expense	(5,661)	(4,506)	(13,668)	(13,184)
Amortization of DAC	(985)	(905)	(2,858)	(2,590)
Operating costs and expenses	(592)	(546)	(1,767)	(1,697)
Restructuring and related charges	2	(18)	(21)	(55)

Total costs and expenses	(7,236)	(5,975)	(18,314)	(17,526)
Gain on disposition of operations	—	2	—	5
Income tax benefit (expense)	136	(179)	(733)	(503)
Cumulative effect of change in accounting principle, after-tax	—	(1)	—	(1)

Net (loss) income	$(6)	$603	$2,045	$1,769

Underwriting (loss) income	$(685)	$255	$1,068	$849
Net investment income	443	417	1,310	1,242
Income tax benefit (expense) on operations	167	(139)	(605)	(444)
Realized capital gains and losses, after-tax	69	70	272	120
Gain on disposition of operations, after-tax	—	1	—	3
Cumulative effect of change in accounting principle, after-tax	—	(1)	—	(1)

Net (loss) income	$(6)	$603	$2,045	$1,769

Catastrophe losses	$1,706	$378	$2,056	$1,077

GAAP operating ratios
Claims and claims expense ("loss") ratio	86.4	72.3	70.5	71.8
Expense ratio	24.1	23.6	24.0	23.6

Combined ratio	110.5	95.9	94.5	95.4

Effect of catastrophe losses on loss ratio	26.0	6.1	10.6	5.9

Effect of restructuring and related charges on expense ratio	—	0.3	0.1	0.3

Effect of Discontinued Lines and Coverages on combined ratio	4.9	7.6	3.3	3.1

ALLSTATE PROTECTION SEGMENT

        As we continue to implement Strategic Risk Management ("SRM"), a multi-phase strategy that integrates tier-based pricing, underwriting and marketing decisions, in the Allstate Protection business, the distinctions between standard auto and non-standard auto may become less important in certain states, depending upon how SRM is implemented. For this reason we are shifting our managerial focus to auto, including standard auto and non-standard auto. We also believe it is useful to investors to analyze auto results that aggregate our standard and non-standard business. However, we will continue to provide results for standard and non-standard auto. Generally, standard auto customers are expected to have lower risks of loss than non-standard auto customers. Our strategy for Encompass brand focuses on improving profitability for both the Encompass and Deerbrook brands, and growing in select markets, in part by using SRM. The integration of Encompass policies onto Allstate brand systems has resulted in a different counting process for PIF. As a result, average premium and the renewal ratio are subject to distortion until the integration is completed.

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

        A reconciliation of premiums written to premiums earned is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Premiums written:
Allstate Protection	$6,957	$6,627	$20,029	$18,978
Discontinued Lines and Coverages	1	2	3	10

Property-Liability premiums written(1)	6,958	6,629	20,032	18,988
Increase in unearned premiums	(450)	(421)	(696)	(669)
Other	43	22	46	56

Property-Liability premiums earned(2)	$6,551	$6,230	$19,382	$18,375

Premiums earned:
Allstate Protection	$6,550	$6,228	$19,378	$18,364
Discontinued Lines and Coverages	1	2	4	11

Property-Liability(2)	$6,551	$6,230	$19,382	$18,375

(1)
For the third quarter of 2004, growth of Property-Liability premiums written was negatively impacted by 0.5% due to reinsurance transactions in the current year and reductions in assignments from the New York Assigned Risk Plan. For the nine months ended September 30, 2004, growth of Property-Liability premiums written was negatively impacted by 0.3% due to accruals for Texas rate refunds and reinsurance transactions in the current year.
(2)
For the third quarter of 2004, growth of Property-Liability premiums earned was negatively impacted by 0.5% due to reinsurance transactions in the current year and reductions in assignments from the New York Assigned Risk Plan. For the nine months ended September 30, 2004, growth of Property-Liability premiums earned was negatively impacted by 0.3% due to accruals for Texas rate refunds and reinsurance transactions in the current year.

        Premiums written by brand are shown in the following tables.

	Three Months Ended September 30,
	2004			2003
(in millions)	New	Renewal	Total	New	Renewal	Total
Allstate brand:
Standard auto	$350	$3,375	$3,725	$325	$3,190	$3,515
Non-standard auto	70	384	454	67	424	491

Auto	420	3,759	4,179	392	3,614	4,006
Homeowners	231	1,352	1,583	209	1,258	1,467
Other personal lines	131	512	643	149	471	620

Total Allstate brand	782	5,623	6,405	750	5,343	6,093
Encompass brand:
Standard auto	64	263	327	41	274	315
Non-standard auto (Deerbrook)	12	25	37	19	23	42

Auto	76	288	364	60	297	357
Homeowners	19	131	150	13	126	139
Other personal lines	10	28	38	10	28	38

Total Encompass brand	105	447	552	83	451	534

Total Allstate Protection premiums written	$887	$6,070	$6,957	$833	$5,794	$6,627

	Nine Months Ended September 30,
	2004			2003
(in millions)	New	Renewal	Total	New	Renewal	Total
Allstate brand:
Standard auto	$1,007	$9,873	$10,880	$808	$9,408	$10,216
Non-standard auto	216	1,165	1,381	216	1,304	1,520

Auto	1,223	11,038	12,261	1,024	10,712	11,736
Homeowners	631	3,604	4,235	503	3,371	3,874
Other personal lines	441	1,510	1,951	416	1,407	1,823

Total Allstate brand	2,295	16,152	18,447	1,943	15,490	17,433
Encompass brand:
Standard auto	168	764	932	108	817	925
Non-standard auto (Deerbrook)	42	77	119	67	61	128

Auto	210	841	1,051	175	878	1,053
Homeowners	51	365	416	31	356	387
Other personal lines	31	84	115	31	74	105

Total Encompass brand	292	1,290	1,582	237	1,308	1,545

Total Allstate Protection premiums written	$2,587	$17,442	$20,029	$2,180	$16,798	$18,978

        Standard auto premiums written increased 5.8% to $4.05 billion in the third quarter of 2004 from $3.83 billion in the same period of 2003 and 6.0% to $11.81 billion during the first nine months of 2004 as compared to $11.14 billion in the first nine months of 2003.

	Allstate brand		Encompass brand
Standard Auto
	2004	2003	2004	2003
Three Months Ended September 30,
New business premiums ($ millions)	$350	$325	$64	$41
New business premiums (% change)	7.7	32.7	56.1	28.1
Renewal business premiums ($ millions)	$3,375	$3,190	$263	$274
Renewal ratio(1)(2)	90.9	90.2	75.6	84.3
PIF (% change)(1)(2)	5.4	(0.3)	(6.0)	(7.1)
Average premium (% change)(1)(2)	0.8	5.8	20.5	11.4
Nine Months Ended September 30,
New business premiums ($ millions)	$1,007	$808	$168	$108
New business premiums (% change)	24.6	12.4	55.6	14.9
Renewal business premiums ($ millions)	$9,873	$9,408	$764	$817
Renewal ratio(1)(2)	90.8	89.5	78.2	84.0
PIF (% change)(1)(2)	5.4	(0.3)	(6.0)	(7.1)
Average premium (% change)(1)(2)	1.4	7.4	17.7	11.1
(1)
Allstate brand statistic excludes business written by Allstate Canada.
(2)
Revised to reflect new counting methodology for Encompass brand. Renewal ratio and average gross premium are subject to distortion due to continued integration of systems.

        The increase in Allstate brand standard auto PIF as of September 30, 2004 as compared to the prior year is the result of increases in new business and the renewal ratio related to the implementation of a broader marketing approach in most of the U.S. Although growth in new business remains above prior year, this trend has leveled off during the third quarter of 2004. Third quarter new business comparisons also reflect the July 2003 implementation of our new rating plan in the California market. The increases in the Allstate brand standard auto average premium in the third quarter of 2004 and in the first nine months of 2004 compared to the same periods of 2003 are primarily due to higher average renewal premiums. The rate of increase in average premium has declined due to the decrease in rate activity.

        Encompass brand standard auto new business premiums written increased in the third quarter of 2004 and in the first nine months of 2004 compared to the same periods of 2003 due to increases in new PIF and rate activity, the effect of which is declining due to the decrease in rate change activity. We expect the rate of decline in Encompass brand standard auto PIF to moderate as our profit improvement actions position us to pursue growth opportunities in this channel.

        The following table shows the net rate changes that were approved for standard auto during the third quarter and first nine months of 2004.

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	# of States	Weighted Average Rate Change (%)(1)	Annual Impact of Rate Changes on State Specific Premiums Written (%)(2)	# of States		Weighted Average Rate Change (%)(1)	Annual Impact of Rate Changes on State Specific Premiums Written (%)(2)
Allstate brand	8	0.4	3.8	18		0.7	2.7
Encompass brand	11	1.0	7.7	24	(3)	2.4	4.5
(1)
Represents the impact in the states where rate changes were approved during the third quarter and first nine months of 2004 as a percentage of total countrywide year-end premiums written.
(2)
Represents the impact in the states where rate changes were approved during the third quarter and first nine months of 2004 as a percentage of total year-end premiums written in those states.
(3)
Includes Washington D.C.

        Non-standard auto premiums written decreased 7.9% to $491 million in the third quarter of 2004 from $533 million in the same period of 2003 and 9.0% to $1.50 billion during the first nine months of 2004 as compared to $1.65 billion in the first nine months of 2003.

			Encompass brand (Deerbrook)
	Allstate brand
Non-Standard Auto
	2004	2003	2004	2003
Three Months Ended September 30,
New business premiums ($ millions)	$70	$67	$12	$19
New business premiums (% change)	4.5	(28.7)	(36.8)	(26.9)
Renewal business premiums ($ millions)	$384	$424	$25	$23
Renewal ratio(1)	78.2	72.9	60.8	57.5
PIF (% change)(1)	(12.2)	(17.8)	(7.4)	46.5
Average premium (% change)(1)	3.4	1.1	(6.5)	(1.8)
Nine Months Ended September 30,
New business premiums ($ millions)	$216	$216	$42	$67
New business premiums (% change)	—	(29.4)	(37.3)	19.6
Renewal business premiums ($ millions)	$1,165	$1,304	$77	$61
Renewal ratio(1)	78.3	73.8	61.1	56.5
PIF (% change)(1)	(12.2)	(17.8)	(7.4)	46.5
Average premium (% change)(1)	2.3	4.4	(6.3)	0.2
(1)
Allstate brand statistic excludes business written by Allstate Canada.

        Declines in Allstate brand non-standard auto renewal business premiums during the third quarter of 2004 and the first nine months of 2004 compared to the same periods of 2003 were primarily due to a decline in PIF. PIF declined primarily because new business production was insufficient to make up for an inherently low renewal ratio in this business, and to a lesser extent, a shift in writing business previously reported as non-standard as standard auto using SRM. In the first nine months of 2004, the rate of increase in average premium has declined due to the decrease in rate activity.

        Encompass brand (Deerbrook) non-standard premiums written have decreased slightly in the third quarter of 2004 because of declines in new business.

        The following table shows the net rate changes that were approved for non-standard auto during the third quarter and first nine months of 2004.

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	# of States	Weighted Average Rate Change (%)(1)	Annual Impact of Rate Changes on State Specific Premiums Written (%)(2)	# of States	Weighted Average Rate Change (%)(1)	Annual Impact of Rate Changes on State Specific Premiums Written (%)(2)
Allstate brand	—	—	—	3	1.4	4.6
Encompass brand (Deerbrook)	2	(0.3)	(3.2)	9	2.1	3.8
(1)
Represents the impact in the states where rate changes were approved during the third quarter and first nine months of 2004 as a percentage of total countrywide year-end premiums written.
(2)
Represents the impact in the states where rate changes were approved during the third quarter and first nine months of 2004 as a percentage of total year-end premiums written in those states.

        Auto premiums written increased 4.1% to $4.54 billion in the third quarter of 2004 from $4.36 billion in the same period of 2003 and 4.1% to $13.31 billion during the first nine months of 2004 as compared to $12.79 billion in the first nine months of 2003. We believe that focusing on our auto results, which include the standard auto and non-standard auto business, is increasingly important to investors because it allows an aggregated analysis of our results and aligns with our plan to be more focused on opportunities in the broader auto market.

	Allstate brand		Encompass brand
Auto
	2004	2003	2004	2003
Three Months Ended September 30,
New business premiums ($ millions)	$420	$392	$76	$60
New business premiums (% change)	7.1	15.6	26.7	3.4
Renewal business premiums ($ millions)	$3,759	$3,614	$288	$297
Renewal ratio(1)(2)	89.9	88.4	73.2	80.4
PIF (% change)(1)(2)	3.9	(2.1)	(6.1)	(3.6)
Average premium (% change)(1)(2)	0.5	3.9	16.8	9.3
Nine Months Ended September 30,
New business premiums ($ millions)	$1,223	$1,024	$210	$175
New business premiums (% change)	19.4	(0.1)	20.0	16.7
Renewal business premiums ($ millions)	$11,038	$10,712	$841	$878
Renewal ratio(1)(2)	89.7	87.8	75.4	80.3
PIF (% change)(1)(2)	3.9	(2.1)	(6.1)	(3.6)
Average premium (% change)(1)(2)	0.7	5.8	14.0	9.2
(1)
Allstate brand statistic excludes business written by Allstate Canada.
(2)
Revised to reflect new counting methodology for Encompass brand. Renewal ratio and average gross premium are subject to distortion due to continued integration of systems.

        The following table shows the net rate changes that were approved for auto (standard and non-standard) during the third quarter and first nine months of 2004.

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	#of States	Weighted Average Rate Change (%)(1)	Annual Impact of Rate Changes on State Specific Premiums Written (%)(2)	# of States	Weighted Average Rate Change (%)(1)	Annual Impact of Rate Changes on State Specific Premiums Written (%)(2)
Allstate brand	8	0.3	3.8	20	0.8	2.9
Encompass brand	13	0.8	6.5	30(3)	2.4	4.4
(1)
Represents the impact in the states where rate changes were approved during the third quarter and first nine months of 2004 as a percentage of total countrywide year-end premiums written.
(2)
Represents the impact in the states where rate changes were approved during the third quarter and first nine months of 2004 as a percentage of total year-end premiums written in those states.
(3)
Includes Washington D.C.

Homeowners premiums written increased 7.9% to $1.73 billion in the third quarter of 2004 from $1.61 billion in the same period of 2003 and 9.2% to $4.65 billion during the first nine months of 2004 as compared to $4.26 billion in the first nine months of 2003.

	Allstate brand		Encompass brand
Homeowners
	2004	2003	2004	2003
Three Months Ended September 30,
New business premiums ($ millions)	$231	$209	$19	$13
New business premiums (% change)	10.5	54.8	46.2	44.4
Renewal business premiums ($ millions)	$1,352	$1,258	$131	$126
Renewal ratio(1)(2)	88.6	87.8	87.5	88.3
PIF (% change)(1)(2)	6.2	2.1	0.0	(5.1)
Average premium (% change)(1)(2)	2.9	5.3	13.7	13.9
Nine Months Ended September 30,
New business premiums ($ millions)	$631	$503	$51	$31
New business premiums (% change)	25.4	39.3	64.5	34.8
Renewal business premiums ($ millions)	$3,604	$3,371	$365	$356
Renewal ratio(1)(2)	88.3	87.5	89.6	87.3
PIF (% change)(1)(2)	6.2	2.1	0.0	(5.1)
Average premium (% change)(1)(2)	3.4	7.5	13.4	11.2
(1)
Allstate brand statistic excludes business written by Allstate Canada.
(2)
Revised to reflect new counting methodology for Encompass brand. Renewal ratio and average gross premium are subject to distortion due to continued integration of systems.

        The Allstate brand homeowners PIF increases in the third quarter of 2004 and in the first nine months of 2004 compared to the same periods of 2003 are the result of the increases in new business and the renewal ratio being driven by a broader marketing approach in most of the U.S. Due to recent hurricanes, beginning in September 2004, we have curtailed our acceptance of new business in Florida, which will continue to adversely impact our growth in new business premiums. The increases in average premium during the third quarter and first nine months of 2004 compared to the same periods of 2003 were primarily due to higher average renewal premiums in both years. Higher average renewal premiums were primarily related to increases in insured value.

        Encompass brand homeowners new business premiums written increased in the third quarter of 2004 and in the first nine months of 2004 due to increases in PIF and average premium. Increased average premium was due to rate actions taken during the current and prior year. We expect the rate of decline in Encompass brand homeowners PIF to moderate as our profit improvement actions position us to pursue growth opportunities in this channel.

        The following table shows the net rate changes that were approved for homeowners during the third quarter and first nine months of 2004.

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	#of States	Weighted Average Rate Change (%)(1)	Annual Impact of Rate Changes on State Specific Premiums Written (%)(2)	# of States	Weighted Average Rate Change (%)(1)	Annual Impact of Rate Changes on State Specific Premiums Written (%)(2)
Allstate brand	4	0.3	5.0	9	0.3	3.2
Encompass brand	11	0.9	4.2	24(3)	5.1	7.2
(1)
Represents the impact in the states where rate changes were approved during the third quarter and first nine months of 2004 as a percentage of total countrywide year-end premiums written.
(2)
Represents the impact in the states where rate changes were approved during the third quarter and first nine months of 2004 as a percentage of total year-end premiums written in those states.
(3)
Includes Washington D.C.

        Premiums earned by brand are shown in the following tables.

	Three Months Ended September 30,
	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2004	2003	2004	2003	2004	2003
Standard auto	$3,606	$3,392	$309	$299	$3,915	$3,691
Non-standard auto	451	507	39	44	490	551

Auto	4,057	3,899	348	343	4,405	4,242
Homeowners	1,347	1,242	136	124	1,483	1,366
Other	628	586	34	34	662	620

Total	$6,032	$5,727	$518	$501	$6,550	$6,228

	Nine Months Ended September 30,
	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2004	2003	2004	2003	2004	2003
Standard auto	$10,639	$9,960	$909	$894	$11,548	$10,854
Non-standard auto	1,391	1,589	124	120	1,515	1,709

Auto	12,030	11,549	1,033	1,014	13,063	12,563
Homeowners	3,966	3,623	394	367	4,360	3,990
Other	1,851	1,721	104	90	1,955	1,811

Total	$17,847	$16,893	$1,531	$1,471	$19,378	$18,364

        Underwriting results are shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Premiums written	$6,957	$6,627	$20,029	$18,978

Premiums earned	$6,550	$6,228	$19,378	$18,364
Claims and claims expense	(5,347)	(4,036)	(13,032)	(12,618)
Amortization of DAC	(986)	(905)	(2,858)	(2,590)
Other costs and expenses	(589)	(543)	(1,760)	(1,690)
Restructuring and related charges	2	(18)	(21)	(55)

Underwriting (loss) income	$(370)	$726	$1,707	$1,411

Catastrophe losses	$1,706	$378	$2,056	$1,077

Underwriting (loss) income by brand
Allstate brand	$(389)	$736	$1,634	$1,455
Encompass brand	19	(10)	73	(44)

Underwriting (loss) income	$(370)	$726	$1,707	$1,411

        Allstate Protection generated an underwriting loss of $370 million during the third quarter of 2004 compared to underwriting income of $726 million in the same period of 2003 due to higher catastrophes related to hurricanes, partially offset by increased premiums earned, favorable reserve reestimates related to prior years and continued favorable auto and homeowners loss frequencies, excluding catastrophes. For the nine month period ended September 30, 2004, Allstate Protection generated underwriting income of $1.71 billion compared to $1.41 billion for the same nine month period of last year due to increased premiums earned, favorable reserve reestimates related to prior years and declines in auto and homeowners claim frequency (rate of claim occurrence), excluding catastrophes, partially offset by higher catastrophes and increased current year claim severity (average cost per claim).

        Underwriting loss for the third quarter of 2004 and the nine month period ended September 30, 2004 includes catastrophe losses of $1.64 billion, net of recoveries from the Florida Hurricane Catastrophe Fund ("FHCF"), related to hurricanes Charley, Frances, Ivan, and Jeanne. This estimate includes losses in personal lines auto and property policies and net losses on commercial policies.

        The estimation of these hurricane losses, within the time elapsed since these events, has been complicated by difficulties in gaining access to and estimating the amount and extent of damage for over 205,000 claims submitted to date, estimates of claims yet to be reported, and increased costs due to the effects of increased demand for services and supplies in the affected areas. Cost escalation could occur at a higher level than estimated. However, the Company also may experience favorable development from the number of reported claims and estimates of personal property losses qualifying for FHCF reimbursement. Estimates of gross qualifying personal property losses for Charley and Frances already exceed the $312 million per occurrence FHCF retention thus permitting 90% reimbursement of qualifying losses. For Ivan, the estimated gross loss is $471 million, which includes $225 million of qualifying personal property losses in Florida. For Jeanne, the estimated gross loss is $316 million, which includes $248 million of qualifying personal property losses in Florida. Any adverse development of qualifying personal property losses in Florida for Ivan and Jeanne up to $312 million per storm, or any adverse development of losses not qualifying for reimbursement will adversely impact reportable net income if and when determined.

        Favorable reserve reestimates in the third quarter of 2004 totaling $230 million reflect lower actual claim severity trends than anticipated in previous estimates.     For the first nine months of the year favorable reserve reestimates totaling $677 million reflect lower actual claim severity and frequency trends, excluding catastrophes, than anticipated in previous estimates.

        For the first nine months of the year claim frequencies for Auto Bodily Injury, Auto Property Damage, and Homeowners excluding catastrophes were below prior year by 4.1%, 3.2% and 11.4%, respectively. For the first nine months of the year paid severity increases for Auto Bodily Injury and Auto Property Damage claims of 0.2% and (0.6)%, respectively, were below expected levels. Claim severity was impacted by inflationary pressures in medical costs and auto repair and home repair costs. If future development of current year claim severity differs from the current reserve expectations by 1%, reserve reestimates would impact net income by approximately $100 million.

        Loss ratios by product, and expense and combined ratios by brand are shown in the following table. These ratios are defined on page 25.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Ratio		Effect of Catastrophe Losses on the Loss Ratio		Ratio		Effect of Catastrophe Losses on the Loss Ratio
	2004	2003	2004	2003	2004	2003	2004	2003
Allstate brand loss ratio:
Standard auto	62.6	65.7	1.1	0.9	63.3	70.4	0.8	1.8
Non-standard auto	48.8	55.0	1.6	0.8	54.6	67.7	0.9	0.9
Auto	61.1	64.3	1.2	0.8	62.3	70.0	0.8	1.6
Homeowners	128.7	59.7	86.5	22.3	75.3	61.7	35.5	19.3
Other	123.1	71.2	68.2	5.8	82.3	70.3	24.8	5.9
Total Allstate brand loss ratio	82.6	64.0	27.2	6.0	67.3	68.3	11.0	5.9
Allstate brand expense ratio	23.8	23.2			23.5	23.1

Allstate brand combined ratio	106.4	87.2			90.8	91.4

Encompass brand loss ratio:
Standard auto	61.1	68.6	0.6	1.0	61.4	72.0	0.8	0.9
Non-standard auto (Deerbrook)	79.5	84.1	2.6	—	78.2	83.3	0.8	—
Auto	63.2	70.6	0.8	0.9	63.4	73.4	0.8	0.8
Homeowners	86.0	83.9	44.8	25.8	71.3	77.9	21.0	20.1
Other	73.5	73.5	2.9	—	85.6	61.1	2.9	3.3
Encompass brand loss ratio	69.9	74.1	12.6	7.0	67.0	73.8	6.2	5.8
Encompass brand expense ratio	26.4	27.9			28.3	29.2

Encompass brand combined ratio	96.3	102.0			95.3	103.0

Total Allstate Protection loss ratio	81.6	64.8	26.0	6.1	67.3	68.7	10.7	5.9
Allstate Protection expense ratio	24.0	23.5			23.9	23.6

Allstate Protection combined ratio	105.6	88.3			91.2	92.3

        Standard auto loss ratio for the Allstate brand declined 3.1 points in the third quarter of 2004 and 7.1 points during the first nine months of 2004 as compared to the same periods last year. Standard auto loss ratio for Encompass brand declined 7.5 points in the third quarter of 2004 and 10.6 points during the first nine months of 2004 as compared to the same periods last year. These declines were due to higher premiums earned, favorable reserve reestimates related to prior years and lower claim frequency, partially offset by higher current year claim severity. The third quarter of 2004 included lower estimates of current year Encompass brand claim severity.

        Non-standard auto loss ratio for the Allstate brand declined 6.2 points in the third quarter of 2004 and 13.1 points during the first nine months of 2004 as compared to the same periods last year. Non-standard auto loss ratio for Encompass brand (Deerbrook) declined 4.6 points in the third quarter of 2004 and 5.1 points during the first nine months of 2004 as compared to the same periods last year. These declines were due to favorable reserve reestimates related to prior years and lower claim frequency, partially offset by higher current year claim severity.

        Auto loss ratio for the Allstate brand declined 3.2 points in the third quarter of 2004 and 7.7 points during the first nine months of 2004 as compared to the same periods last year. Auto loss ratio for Encompass brand declined 7.4 points in the third quarter of 2004 and 10.0 points during the first nine months of 2004 as compared to the same periods last year. These declines were due to favorable reserve reestimates related to prior years, lower claim frequency and higher premiums earned, partially offset by higher current year claim severity. The third quarter of 2004 included lower estimates of current year Encompass brand claim severity.

        Homeowners loss ratio for the Allstate brand increased 69.0 points in the third quarter of 2004 and 13.6 points during the first nine months of 2004 as compared to the same periods last year due to higher catastrophes partially offset by higher premiums earned, favorable reserve reestimates related to prior years and lower claim frequency, excluding catastrophes. Homeowners loss ratio for Encompass brand increased 2.1 points in the third quarter of 2004 due to higher catastrophes in the third quarter of 2004 partially offset by higher premiums earned and lower claim frequency, excluding catastrophes. Homeowners loss ratio for Encompass brand declined 6.6 points in the first nine months of 2004 as compared to the same period last year due to higher premiums earned and lower claim frequency, excluding catastrophes, partially offset by higher catastrophes and higher current year claim severity.

        Expense ratio for Allstate Protection increased in the third quarter of 2004 and in the first nine months of 2004 when compared to the same periods of 2003. The increase was due to higher amortization of DAC resulting from higher agent incentives due to higher underlying profitability and increases in premiums written and increases in marketing expense. In the third quarter of 2004, we released a prior year restructuring expense accrual of $10 million relating to post-exit rent expense as a result of our decision to occupy previously vacant leased space for the remainder of the lease term. In the third quarter of 2004, Encompass brand expense ratio decreased due to non-recurring favorable items and expenses.

        The impact of specific costs and expenses on the expense ratio are included in the following table.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Allstate brand		Encompass brand		Allstate brand		Encompass brand
	2004	2003	2004	2003	2004	2003	2004	2003
Amortization of DAC	14.7	14.2	19.4	18.8	14.3	13.7	19.3	18.9
Other costs and expenses	9.2	8.7	6.7	8.7	9.1	9.1	8.7	10.0
Restructuring and related charges	(0.1)	0.3	0.3	0.4	0.1	0.3	0.3	0.3

Total expense ratio	23.8	23.2	26.4	27.9	23.5	23.1	28.3	29.2

        The tables below show net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2004 and 2003, and the effect of reestimates in each year.

	January 1 Reserves
(in millions)	2004	2003
Auto	$10,419	$10,378
Homeowners	1,873	1,664
Other personal lines	1,851	1,546

Total Allstate Protection	$14,143	$13,588

Allstate brand	$12,866	$12,361
Encompass brand	1,277	1,227

Total Allstate Protection	$14,143	$13,588

	Three Months Ended September 30,				Nine Months Ended September 30,
	Reserve Reestimate		Impact on Loss Ratio		Reserve Reestimate		Impact on Loss Ratio
(in millions, except ratios)	2004	2003	2004	2003	2004	2003	2004	2003
Auto	$(194)	$(139)	(3.0)	(2.3)	$(551)	$(177)	(2.8)	(1.0)
Homeowners	(5)	(32)	(0.1)	(0.5)	(112)	(17)	(0.6)	(0.1)
Other personal lines	(31)	31	(0.4)	0.5	(14)	52	(0.1)	0.3

Total Allstate Protection	$(230)	$(140)	(3.5)	(2.3)	$(677)	$(142)	(3.5)	(0.8)

Allstate brand	$(233)	$(138)	(3.6)	(2.2)	$(682)	$(164)	(3.5)	(0.9)
Encompass brand	3	(2)	0.1	(0.1)	5	22	—	0.1

Total Allstate Protection	$(230)	$(140)	(3.5)	(2.3)	$(677)	$(142)	(3.5)	(0.8)

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

        Summarized underwriting results are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Premiums written	$1	$2	$3	$10

Premiums earned	$1	$2	$4	$11
Claims and claims expense	(314)	(470)	(636)	(566)
Other costs and expenses	(2)	(3)	(7)	(7)

Underwriting loss	$(315)	$(471)	$(639)	$(562)

        Underwriting loss of $315 million in the third quarter was primarily related to a $247 million reestimate of asbestos reserves and a related $61 million increase of the allowance for future uncollectible reinsurance recoverables. The underwriting loss in the first nine months of 2004 was primarily due to reestimates of asbestos reserves and the allowance for future uncollectible reinsurance recoverables. The underwriting loss in the third quarter of 2003 and first nine months of 2003 was primarily due to reestimates of asbestos reserves.

        During the third quarter, we completed our annual comprehensive "ground up" review of reserves for the Discontinued Lines and Coverages segment. This review employed established industry and actuarial best practices within the context of the legal, legislative and economic environment, and it was conducted in addition to quarterly assessments in which we review reserves to determine if any intervening significant events or developments require adjustments to reserves. Reserve reestimates are recorded in the reporting period in which they are determined.

        Our net asbestos reserves by type of exposure and total reserve additions by quarter are shown in the following table.

	September 30, 2004			December 31, 2003
($ in millions)	Number of Active Policyholders	Net Asbestos Reserves	% of Asbestos Reserves	Number of Active Policyholders	Net Asbestos Reserves	% of Asbestos Reserves
Direct policyholders
—Primary	54	$24	1%	52	$28	3%
—Excess	315	297	20	286	201	19

Total direct policyholders	369	321	21%	338	229	22%

Assumed reinsurance		234	16		191	17
Incurred but not reported claims ("IBNR")		942	63		659	61

Total net reserves		$1,497	100%		$1,079	100%

Reserve additions:
First Quarter		$—			$34
Second Quarter		216			38
Third Quarter		247			442

Nine months ended September 30		$463			$514

Net survival ratio
—Annual		22.1			14.2
—3-Year		15.0			10.9
Net survival ratio excluding commutations, policy buy-backs and settlement agreements
—Annual		28.4			24.2
—3-Year		30.0			22.2

        During the first nine months of 2004, 50 direct primary and excess policyholders reported new claims, and claims of 19 policyholders were closed, so the number of direct policyholders with active claims increased by 31.

        Reserve additions for asbestos in the third quarter of 2004, totaling $247 million and in the first nine months of 2004, totaling $463 million, were primarily for products-related coverage. They were essentially a result of a continuing level of increased claim activity being reported by excess insurance policyholders with existing active claims, and reestimates of liabilities for increased assumed reinsurance cessions, as ceding companies (other insurance carriers) also experienced increased claim activity. Increased claim activity over prior estimates has also resulted in an increased estimate for future claims reported. These trends are consistent with the trends of other carriers in the industry, which we believe are related to increased publicity and awareness of coverage, ongoing litigation, potential congressional activity and bankruptcy actions. IBNR now represents 63% of total net asbestos reserves, 2 points higher than at December 31, 2003. IBNR provides for estimated probable future unfavorable reserve development of known claims and future reporting of additional unknown claims from current and new direct active policyholders and ceding companies.

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

        Our survival ratios, as updated above, are at levels we consider indicative of a strong asbestos reserve position.

        To further limit our asbestos exposure, we have significant reinsurance, primarily to reduce our exposure to loss in our direct excess insurance business. Our reinsurance recoverables are estimated to be approximately 39% of our gross estimated loss reserves.

        To allow for potential uncollectible reinsurance related to the asbestos reserve increase, the allowance for uncollectible reinsurance was also increased by $61 million in the third quarter of 2004. In the second quarter of 2004, the allowance was increased by $76 million, as we refined our bad debt allowance to provide a greater allowance for companies in run-off and/or those who have reorganized to limit or wall off their liabilities. As of September 30, 2004, the allowance for uncollectible reinsurance is $229 million, or approximately 19% of total Discontinued Lines recoverables from reinsurers.

        We believe that our reserves are appropriately established based on assessments of pertinent factors and characteristics of exposure (e.g. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, assuming no change in the legal, legislative or economic environment.

PROPERTY-LIABILITY INVESTMENT RESULTS

        Net investment income for our property-liability operations increased 6.2% in the third quarter of 2004 and 5.5% for the first nine months of 2004 as compared to the same periods of 2003. The increases were due to higher portfolio balances resulting from positive cash flows from operations and investment activities and higher income from partnerships, partially offset by lower portfolio yields.

        Net realized capital gains and losses, after-tax were $69 million in the third quarter of 2004 compared to $70 million in the same period of 2003. Net realized capital gains and losses, after-tax were $272 million in the first nine months of 2004 compared to $120 million in the same period of 2003. The following table presents the factors driving the net realized capital gains and losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Investment write-downs	$(19)	$(8)	$(34)	$(81)
Dispositions	189	126	522	254
Valuation of derivative instruments	(20)	1	(23)	6
Settlements of derivative instruments	(50)	(10)	(65)	(2)

Realized capital gains and losses, pretax	100	109	400	177
Income tax expense	(31)	(39)	(128)	(57)

Realized capital gains and losses, after-tax	$69	$70	$272	$120

        For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

  •
  Allstate Financial revenues decreased by $35 million or 2.6% in the third quarter of 2004 and decreased $158 million or 3.9% in the first nine months of 2004 compared to the same periods in the prior year. Increases in net investment income of $53 million and $111 million in the third quarter and first nine months of 2004, respectively, and increases in contract charges on variable annuities and interest-sensitive life of $27 million and $68 million in the third quarter and first nine months of 2004, respectively, were more than offset by lower premiums due to the disposal of the majority of our direct response distribution business, lower premiums on immediate annuities with life contingencies and higher realized capital losses in both periods.

  •
  Contractholder deposits totaled $3.59 billion and $10.29 billion for the third quarter and first nine months of 2004, respectively, compared to $3.37 billion and $8.03 billion for the third quarter and first nine months of 2003, respectively. Favorable market conditions for institutional products and competitive pricing on fixed annuities contributed to the increase in deposits.

  •
  Allstate Financial net income decreased 26.1% to $88 million in the third quarter of 2004 and 72.7% to $73 million in the first nine months of 2004 compared to the same periods in the prior year. Lower operating costs and expenses and higher gross margin were more than offset by higher realized capital losses in both periods. In addition, the first nine months of 2004 included a $175 million after-tax charge related to the cumulative effect of a change in accounting principle for SOP 03-1, which was adopted on January 1, 2004. Income before the cumulative effect of change in accounting principle, after-tax, declined 7.1% or $19 million compared to the first nine months of 2003.

  •
  Total investments increased 12.8% as of September 30, 2004 compared to December 31, 2003 due primarily to strong contractholder deposits.

  •
  When comparing the third quarter and first nine months of 2004 to the same periods in the prior year, the disposal of the majority of our direct response distribution business resulted in the following impacts:

(in millions)	Three Months Ended September 30, 2004 Compared to the Same Period in the Prior Year	Nine Months Ended September 30, 2004 Compared to the Same Period in the Prior Year
Favorable (unfavorable):
Total revenues	$(54)	$(171)
Contract benefits	34	87
Amortization of DAC	9	26
Operating costs and expenses	19	56
Loss on disposition of operations	7	(4)
Income tax expense	(5)	2

Net income	$10	$(4)

ALLSTATE FINANCIAL SEGMENT

        Summarized financial data is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Revenues
Life and annuity premiums and contract charges	$508	$538	$1,508	$1,710
Net investment income	866	813	2,520	2,409
Realized capital gains and losses	(51)	7	(135)	(68)

Total revenues	1,323	1,358	3,893	4,051
Costs and expenses
Contract benefits	(401)	(424)	(1,174)	(1,380)
Interest credited to contractholder funds	(505)	(467)	(1,455)	(1,380)
Amortization of DAC	(139)	(110)	(393)	(399)
Operating costs and expenses	(143)	(169)	(465)	(498)
Restructuring and related charges	(1)	(1)	(5)	(1)

Total costs and expenses	(1,189)	(1,171)	(3,492)	(3,658)
Loss on disposition of operations	(6)	(14)	(17)	(14)
Income tax expense	(40)	(54)	(136)	(112)
Cumulative effect of change in accounting principle, after-tax	—	—	(175)	—

Net income	$88	$119	$73	$267

Investments	$70,934	$62,713	$70,934	$62,713
Separate accounts assets	13,313	12,177	13,313	12,177

Investments, including separate accounts assets	$84,247	$74,890	$84,247	$74,890

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

        The following table summarizes premiums and contract charges by product.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Premiums
Traditional life	$75	$101	$234	$288
Immediate annuities with life contingencies	66	67	209	318
Accident, health and other	106	141	302	412

Total premiums	247	309	745	1,018
Contract charges
Interest-sensitive life	170	152	491	456
Fixed annuities	13	10	41	28
Variable annuities	61	52	182	149
Institutional products	—	—	—	6
Accident, health and other	17	15	49	53

Total contract charges	261	229	763	692

Life and annuity premiums and contract charges	$508	$538	$1,508	$1,710

        The following table summarizes premiums and contract charges by distribution channel.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Premiums
Allstate agencies	$99	$83	$284	$234
Specialized brokers	51	63	165	314
Independent agents	84	98	253	258
Direct response	13	65	43	212

Total premiums	247	309	745	1,018
Contract charges
Allstate agencies	115	110	344	327
Specialized brokers	7	7	19	23
Independent agents	77	65	226	205
Financial institutions and broker/dealers	61	45	172	135
Direct response	1	2	2	2

Total contract charges	261	229	763	692

Life and annuity premiums and contract charges	$508	$538	$1,508	$1,710

        Total premiums decreased 20.1% to $247 million in the third quarter of 2004 and 26.8% to $745 million in the first nine months of 2004 compared to the same periods of 2003. The decrease in both periods was due to the disposal of the majority of our direct response distribution business, which resulted in lower accident, health and other premiums and traditional life premiums. Additionally, the nine-month period reflects lower premiums on immediate annuities with life contingencies as stricter underwriting practices reduced sales of large individual contracts in 2004.

        Contract charges increased 14.0% to $261 million in the third quarter of 2004 and 10.3% to $763 million in the first nine months of 2004 compared to the same periods of 2003. The increase in both periods was primarily due to higher contract charges on variable annuities as a result of overall higher account values in the current periods and increased contract charges on interest-sensitive life products resulting from in force business growth. The higher variable annuity account values in the current periods were primarily attributable to favorable investment results during 2003 and net deposits, partially offset by surrenders and benefits.

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

        The following table shows the changes in contractholder funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Contractholder funds, beginning balance	$51,457	$43,358	$47,071	$40,751
Impact of adoption of SOP 03-1(1)	—	—	421	—
Deposits
Fixed annuities (immediate and deferred)	2,115	1,581	4,967	4,053
Institutional products	852	1,076	3,452	2,062
Interest-sensitive life	348	268	1,008	755
Variable annuity and life deposits allocated to fixed accounts	102	289	373	698
Bank and other deposits	175	160	485	466

Total deposits	3,592	3,374	10,285	8,034
Interest credited	509	467	1,454	1,380
Maturities, benefits, withdrawals and other adjustments
Maturities of institutional products	(820)	(569)	(1,915)	(1,662)
Benefits and withdrawals	(1,055)	(823)	(2,962)	(2,375)
Contract charges	(170)	(158)	(488)	(463)
Net transfers to separate accounts	(94)	(129)	(328)	(271)
Fair value hedge adjustments for institutional products	66	(27)	(53)	60
Other adjustments	(7)	29	(7)	68

Total maturities, benefits, withdrawals and other adjustments	(2,080)	(1,677)	(5,753)	(4,643)

Contractholder funds, ending balance	$53,478	$45,522	$53,478	$45,522

(1)
The increase in contractholder funds due to the adoption of SOP 03-1 reflects the reclassification of certain products previously included as a component of separate accounts to contractholder funds, the reclassification of deferred sales inducements ("DSI") from contractholder funds to other assets and the establishment of reserves for certain liabilities that are primarily related to income and death benefit guarantees provided under variable annuity contracts.

        Contractholder deposits increased 6.5% in the third quarter and 28.0% in the first nine months of 2004 compared to the same periods in 2003 due to increased fixed annuity deposits in both periods, with higher institutional product deposits also contributing to the increase in the first nine months. These new deposits contributed to increases in average contractholder funds, excluding the impact of adopting SOP 03-1, of

18.1% in the third quarter and 16.1% in the first nine months of 2004 compared to the same periods in 2003. Fixed annuity deposits increased 33.8% and 22.6% in the third quarter and first nine months of 2004, respectively, compared to the same periods in 2003. The increases were attributable to strong consumer demand and competitive pricing. Institutional product deposits decreased 20.8% in the third quarter of 2004 and increased 67.4% in the first nine months of 2004 compared to the same periods in 2003, largely due to our assessment of market conditions for these products. Institutional product deposits for the first nine months of 2004 include the inaugural offering during the second quarter of our Securities and Exchange Commission ("SEC") registered program totaling $800 million.

        Benefits and withdrawals increased 28.2% in the third quarter and 24.7% in the first nine months of 2004 compared to the same periods in 2003. Benefits and withdrawals for the third quarter and first nine months of 2004 represent an annualized withdrawal rate of 10.6% for both periods, based on the beginning of period contractholder funds balance excluding institutional product reserves, compared to 9.6% and 10.0% for the third quarter and first nine months of 2003, respectively.

        Separate accounts liabilities represent contractholders' claims to the related legally segregated separate accounts assets. Separate accounts liabilities primarily arise from the sale of variable annuity contracts and variable life insurance policies. The following table shows the changes in separate accounts liabilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Separate accounts liabilities, beginning balance	$13,564	$11,823	$13,425	$11,125
Impact of adoption of SOP 03-1(1)	—	—	(204)	—
Variable annuity and life deposits	361	653	1,322	1,653
Variable annuity and life deposits allocated to fixed accounts	(102)	(289)	(373)	(698)

Net deposits	259	364	949	955
Investment results	(152)	296	209	1,266
Contract charges	(64)	(54)	(189)	(160)
Net transfers from fixed accounts	94	129	328	271
Surrenders and benefits	(388)	(381)	(1,205)	(1,280)

Separate accounts liabilities, ending balance	$13,313	$12,177	$13,313	$12,177

(1)
The decrease in separate accounts due to the adoption of SOP 03-1 reflects the reclassification of certain products previously included as a component of separate accounts to contractholder funds.

        Separate accounts liabilities, excluding the impact of adopting SOP 03-1, decreased $251 million and increased $92 million during the third quarter and first nine months of 2004, respectively, compared to increases of $354 million and $1.05 billion during the third quarter and first nine months of 2003, respectively. The decline in the third quarter was due to unfavorable investment results and net cash outflows. In the nine-month period, the increase resulted from positive investment results and net cash inflows partially offset by contract charges. Variable annuity contractholders often allocate a significant portion of their initial variable annuity contract deposit into a fixed rate investment option. The level of this activity is reflected above in the deposits allocated to the fixed accounts, while all other transfer activity between the fixed and separate accounts investment options is reflected in net transfers from fixed accounts. The liability for the fixed portion of variable annuity contracts is reflected in contractholder funds.

Net investment income increased 6.5% in the third quarter of 2004 and 4.6% in the first nine months of 2004 compared to the same periods in 2003. The increases in both periods were primarily the result of the effect of higher portfolio balances, partially offset by lower portfolio yields. Higher portfolio balances resulted from the investment of cash flows from operating and financing activities. Total investments as of September 30, 2004, increased 13.1% from September 30, 2003 due primarily to contractholder deposits, partially offset by a decline in unrealized capital gains on fixed income securities. The lower portfolio yields were primarily due to purchases, including reinvestments, of fixed income securities with yields lower than the current portfolio average.

        Net income analysis is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Life and annuity premiums and contract charges	$508	$538	$1,508	$1,710
Net investment income	866	813	2,520	2,409
Periodic settlements and accruals on non-hedge derivative instruments(1)	15	10	33	15
Contract benefits	(401)	(424)	(1,174)	(1,380)
Interest credited to contractholder funds(2)	(501)	(467)	(1,430)	(1,380)

Gross margin	487	470	1,457	1,374
Amortization of DAC and DSI	(120)	(104)	(375)	(368)
Operating costs and expenses	(143)	(169)	(465)	(498)
Restructuring and related charges	(1)	(1)	(5)	(1)
Income tax expense	(72)	(61)	(203)	(159)
Realized capital gains and losses, after-tax	(33)	4	(90)	(42)
DAC and DSI amortization relating to realized capital gains and losses, after-tax	(15)	(4)	(28)	(20)
Reclassification of periodic settlements and accruals on non- hedge derivative instruments, after-tax	(10)	(7)	(21)	(10)
Loss on disposition of operations, after-tax	(5)	(9)	(22)	(9)
Cumulative effect of change in accounting principle, after-tax	—	—	(175)	—

Net income	$88	$119	$73	$267

(1)
Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.
(2)
Beginning in 2004, amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $4 million in the third quarter of 2004 and $25 million in the first nine months of 2004. Prior periods have not been restated.

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

        The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

	Three Months Ended September 30,
	Investment Margin		Benefit Margin		Maintenance Charges		Surrender Charges		Gross Margin
(in millions)	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Life and annuity premiums	$—	$—	$247	$309	$—	$—	$—	$—	$247	$309
Contract charges	—	—	143	127	101	84	17	18	261	229
Net investment income	866	813	—	—	—	—	—	—	866	813
Periodic settlements and accruals on non-hedge derivative instruments(1)	15	10	—	—	—	—	—	—	15	10
Contract benefits	(135)	(126)	(266)	(298)	—	—	—	—	(401)	(424)
Interest credited to contractholder funds(2)	(501)	(467)	—	—	—	—	—	—	(501)	(467)

	$245	$230	$124	$138	$101	$84	$17	$18	$487	$470

	Nine Months Ended September 30,
	Investment Margin		Benefit Margin		Maintenance Charges		Surrender Charges		Gross Margin
(in millions)	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Life and annuity premiums	$—	$—	$745	$1,018	$—	$—	$—	$—	$745	$1,018
Contract charges	—	—	419	388	289	249	55	55	763	692
Net investment income	2,520	2,409	—	—	—	—	—	—	2,520	2,409
Periodic settlements and accruals on non-hedge derivative instruments(1)	33	15	—	—	—	—	—	—	33	15
Contract benefits	(396)	(380)	(778)	(1,000)	—	—	—	—	(1,174)	(1,380)
Interest credited to contractholder funds(2)	(1,430)	(1,380)	—	—	—	—	—	—	(1,430)	(1,380)

	$727	$664	$386	$406	$289	$249	$55	$55	$1,457	$1,374

(1)
Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.
(2)
Beginning in 2004, amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $4 million in the third quarter of 2004 and $25 million in the first nine months of 2004. Prior periods have not been restated.

        Gross margin increased 3.6% in the third quarter and 6.0% in the first nine months of 2004 compared to the same periods of 2003. The increases in both periods were due to increased maintenance charges and investment margin, partially offset by a lower benefit margin. Additionally, the amount of gross margin in any period influences the amount of DAC and DSI amortization during that period. Therefore, the increases in gross margin for these periods resulted in higher DAC and DSI amortization.

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

        Investment margin by product group is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Life insurance	$48	$61	$159	$174
Annuities	161	141	465	408
Institutional products	32	27	92	76
Bank and other	4	1	11	6

Total investment margin	$245	$230	$727	$664

        Investment margin increased 6.5% in the third quarter of 2004 and 9.5% in the first nine months of 2004 compared to the same periods of 2003. The increases in both periods were primarily due to an increase in contractholder funds and, in addition, for the nine-month period, improved yields on investments supporting capital, traditional life and other products.

        The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2004	2003	2004	2003	2004	2003
Interest-sensitive life	6.4%	6.9%	4.7%	5.1%	1.7%	1.8%
Fixed annuities—deferred	5.8	6.3	4.1	4.5	1.7	1.8
Fixed annuities—immediate	7.6	7.8	6.8	7.1	0.8	0.7
Institutional	3.1	3.3	2.1	2.3	1.0	1.0
Investments supporting capital, traditional life and other products	6.4	6.5	N/A	N/A	N/A	N/A

        The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the nine months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2004	2003	2004	2003	2004	2003
Interest-sensitive life	6.5%	7.0%	4.6%	5.0%	1.9%	2.0%
Fixed annuities—deferred	5.9	6.5	4.1	4.7	1.8	1.8
Fixed annuities—immediate	7.6	7.9	6.9	7.0	0.7	0.9
Institutional	3.0	3.5	2.0	2.6	1.0	0.9
Investments supporting capital, traditional life and other products	6.3	6.1	N/A	N/A	N/A	N/A

        In the third quarter of 2004 compared to the same period in the prior year, the slightly lower yield on the capital, traditional life and other products investment portfolio resulted from lower income realized on equity investments and declining reinvestment yields more than offsetting the effect of more effective cash management. In the first nine months of 2004 compared to the same period in the prior year, the yield on the capital, traditional life and other products investment portfolio improved due to more effective cash management and higher investment income realized on investments accounted for using the equity method of accounting. This increase was partially offset by a decline in fixed annuity and interest-sensitive life investment spreads as investment yield declines were not fully offset by crediting rate reductions in the comparable period. The weighted average interest crediting rates on deferred fixed annuity and interest-sensitive life products in force, excluding market value adjusted annuities, were approximately 50 basis points more than the underlying long-term guaranteed rates on these products as of

September 30, 2004. The crediting rate on approximately 62% of these contracts was at the contractually guaranteed minimum rate as of September 30, 2004.

        The following table summarizes the liabilities for these contracts and policies.

	September 30,
(in millions)	2004	2003
Interest-sensitive life	$8,054	$7,239
Fixed annuities—deferred	29,682	24,910
Fixed annuities—immediate	10,427	9,770
Institutional	11,277	9,182

	59,440	51,101
Life-contingent contracts	4,094	3,727
Allstate Bank	826	714
FAS 133 market value adjustment	517	486
Ceded reserves and other	162	397

Total contractholder funds and reserve for life-contingent contract benefits	$65,039	$56,425

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

        Benefit margin by product group is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Life insurance	$151	$159	$449	$494
Annuities	(27)	(21)	(63)	(88)

Total benefit margin	$124	$138	$386	$406

        Benefit margin decreased 10.1% and 4.9% in the third quarter and first nine months of 2004 compared to the same periods in the prior year as a result of the disposal of the majority of our direct response distribution business and higher mortality losses on life contingent immediate annuities. These decreases were partially offset by lower expenses related to guaranteed minimum death benefits ("GMDBs") on variable annuities and lower mortality benefits on our traditional and interest-sensitive life products.

        As required by SOP 03-1, as of January 1, 2004, a reserve was established for GMDBs and guaranteed minimum income benefits ("GMIBs"). In previous periods, GMDBs were expensed as paid and no costs were recognizable for GMIBs. Under the SOP, we anticipate that the benefit margin will be less volatile in the future, as contract benefit expense pertaining to GMDBs and GMIBs will be proportionate to the related revenue rather than cash payments made during the period. Included in the benefit margin for the third quarter and first nine months of 2004 are additions to the reserve for guarantees of $16 million and $36 million, respectively, net of reinsurance. Included in the benefit margin for the third quarter and first nine months of 2003 are GMDB payments of $18 million and $66 million, respectively, net of reinsurance, hedging gains and losses and other contractual arrangements. For further explanation of the impacts of the adoption of this accounting guidance, see Note 1 to the Condensed Consolidated Financial Statements.

        Amortization of DAC and DSI increased 15.4% in the third quarter of 2004 compared to the same period in the prior year as a result of higher gross margin on fixed and variable annuities. This increase was partially offset by the elimination of DAC amortization on the direct response distribution business that was sold in January of 2004. Amortization of DAC and DSI increased 1.9% in the first nine months of 2004 compared to the same period in the prior year. The higher amortization is reflective of increased gross margins on fixed and variable annuities. Additionally, in the first nine months of 2003, amortization of DAC and DSI included amortization acceleration (commonly referred to as "DAC unlocking") totaling $89 million and DAC amortization on the direct response distribution business sold in January of 2004.

        The adoption of SOP 03-1 required a new modeling approach for estimating expected future gross profits that are used when determining the amortization of DAC. Because of this new modeling approach, effective January 1, 2004, the variable annuity DAC and DSI assets were reduced by $124 million. This reduction was recognized as a cumulative effect of a change in accounting principle.

        Operating costs and expenses decreased 15.4% and 6.6% in the third quarter and first nine months of 2004, respectively, compared to the same periods in the prior year. The following table summarizes operating costs and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Non-deferrable acquisition costs	$54	$72	$192	$210
Other operating costs and expenses	89	97	273	288

Total operating costs and expenses	$143	$169	$465	$498

        The decrease in total operating costs and expenses in the third quarter of 2004 compared to the same period in the prior year was primarily the result of the disposal of the majority of our direct response distribution business and lower operational expenses, partially offset by higher non-deferrable commissions. For the first nine months of 2004 compared to the same period in the prior year, total operating costs and expenses decreased as the disposal of the majority of our direct response distribution business and lower operational expenses more than offset costs related to loss experience on certain credit insurance policies and higher non-deferrable commissions.

Net realized capital gains and losses are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Investment write-downs	$(27)	$(26)	$(73)	$(146)
Dispositions	3	(16)	(9)	48
Valuation of derivative instruments	(23)	35	(49)	10
Settlements of derivative instruments	(4)	14	(4)	20

Realized capital gains and losses, pretax	(51)	7	(135)	(68)
Income tax benefit (expense)	18	(3)	45	26

Realized capital gains and losses, after-tax	$(33)	$4	$(90)	$(42)

        For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

INVESTMENTS

        An important component of our financial results is the return on our investment portfolios. Investment portfolios are segmented between the Property-Liability, Allstate Financial and Corporate and Other operations. The investment portfolios are managed based upon the nature of each respective business and its corresponding liability structure. The composition of the investment portfolios at September 30, 2004 is presented in the table below.

	Property-Liability		Allstate Financial		Corporate and Other		Total
(in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities(1)	$33,241	80.9%	$59,493	83.9%	$1,810	78.9%	$94,544	82.7%
Equity securities	5,281	12.9	290	0.4	53	2.3	5,624	4.9
Mortgage loans	325	0.8	7,370	10.4	—	—	7,695	6.8
Short-term	2,214	5.4	2,047	2.9	430	18.7	4,691	4.1
Other	5	—	1,734	2.4	2	0.1	1,741	1.5

Total	$41,066	100.0%	$70,934	100.0%	$2,295	100.0%	$114,295	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $31.67 billion, $56.00 billion and $1.68 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

        Total investments increased to $114.30 billion at September 30, 2004 from $103.08 billion at December 31, 2003 primarily due to positive cash flows from operating and financing activities and increased funds associated with securities lending, partially offset by decreased net unrealized gains on equity securities.

        Property-Liability investments increased to $41.07 billion at September 30, 2004 from $37.86 billion at December 31, 2003, due to positive cash flows from operations, partially offset by dividends paid by Allstate Insurance Company ("AIC") to The Allstate Corporation and decreased net unrealized gains on equity and fixed income securities.

        Allstate Financial investments increased to $70.93 billion at September 30, 2004 from $62.90 billion at December 31, 2003. The increase in Allstate Financial investments was primarily due to positive cash flows from operating and financing activities and increased funds associated with securities lending.

        Corporate and Other investments decreased to $2.30 billion at September 30, 2004 from $2.33 billion at December 31, 2003. This decline is primarily related to the sale of a portion of the equity interest in a consolidated variable interest entity. This sale caused the deconsolidation of this entity, decreasing the investments of the Corporate and Other segment. For more information on this transaction, see Note 3 of the Condensed Consolidated Financial Statements.

        Total investments at amortized cost related to collateral, primarily due to securities lending, increased to $5.76 billion at September 30, 2004, from $3.75 billion at December 31, 2003.

        At September 30, 2004, 93.6% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a Moody's equivalent rating of Aaa, Aa, A or Baa; an S&P equivalent rating of AAA, AA, A or BBB; or a comparable internal rating when an external rating is not available.

        The unrealized net capital gains on fixed income and equity securities at September 30, 2004 were $6.17 billion, a decrease of $221 million or 3.5% since December 31, 2003. The net unrealized gain for the fixed income portfolio totaled $5.19 billion, comprised of $5.43 billion of unrealized gains and $232 million of unrealized losses at September 30, 2004. This is compared to a net unrealized gain for the fixed income portfolio totaling $5.14 billion at December 31, 2003, comprised of $5.50 billion of unrealized gains and $370 million of unrealized losses.

        Of the gross unrealized losses in the fixed income portfolio at September 30, 2004, $160 million or 69.0% were related to investment grade securities and are believed to be primarily a result of the interest rate environment. Of the remaining $72 million of losses in the fixed income portfolio, $27 million or 37.5% were concentrated in the corporate fixed income portfolio, $24 million or 33.3% were concentrated in the municipal bond portfolio, and $20 million or 27.8% were concentrated in the asset backed securities portfolio.

Approximately $15 million of the total gross unrealized losses in the corporate fixed income portfolio and $11 million of the total gross unrealized losses in the asset-backed securities portfolio were associated with the airline industry for which values were depressed due to company specific issues and economic issues related to fuel costs. We expect eventual recovery of these securities. Every security was included in our portfolio monitoring process.

        The net unrealized gain for the equity portfolio totaled $980 million, comprised of $1.02 billion of unrealized gains and $36 million of unrealized losses at September 30, 2004. This is compared to a net unrealized gain for the equity portfolio totaling $1.26 billion at December 31, 2003, comprised of $1.28 billion of unrealized gains and $18 million of unrealized losses. Within the equity portfolio, the losses were primarily concentrated in the consumer goods and financial services sectors. The losses in these sectors were company and sector specific. We expect eventual recovery of these securities and the related sectors. Every security was included in our portfolio monitoring process.

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

        The following table summarizes problem, restructured and potential problem fixed income securities.

	September 30, 2004			December 31, 2003
(in millions)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$201	$201	0.2%	$325	$322	0.4%
Restructured	92	93	0.1	77	78	0.1
Potential problem	285	283	0.3	397	382	0.4

Total net carrying value	$578	$577	0.6%	$799	$782	0.9%

Cumulative write- downs recognized	$390			$347

        We have experienced a decrease in the amortized cost of fixed income securities categorized as problem and potential problem as of September 30, 2004 compared to December 31, 2003. The decrease was primarily related to the sale of holdings in these categories due to specific developments causing a change in our outlook and intent to hold those securities.

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

        Net Realized Capital Gains and Losses    The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Investment write-downs	$(46)	$(35)	$(108)	$(228)
Dispositions(1)	192	108	511	299
Valuation of derivative instruments	(43)	36	(73)	16
Settlements of derivative instruments	(53)	4	(69)	18

Realized capital gains and losses, pretax	50	113	261	105
Income tax expense	(13)	(40)	(81)	(29)

Realized capital gains and losses, after-tax	$37	$73	$180	$76

(1)
Includes $90 million of net capital gains from a repositioning of the equity portfolio and $49 million of net capital gains from the liquidation of the Allstate Floridian Insurance Company portfolio in anticipation of liquidity needs to settle hurricane catastrophe claims.

        Dispositions in the above table include sales and other transactions such as calls and prepayments. We may sell securities during the period in which fair value has declined below amortized cost for fixed income securities or cost for equity securities. In certain situations new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations can subsequently change our previous intent to continue holding a security. Included in losses from written down investments is $27 million related to airline industry holdings in the first nine months of 2004, of which $14 million or 51.9% was recognized in the third quarter of 2004.

CAPITAL RESOURCES AND LIQUIDITY

        Capital Resources consist of shareholders' equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes. The following table summarizes our capital resources.

(in millions)	September 30, 2004	December 31, 2003
Common stock, retained earnings and other shareholders' equity items	$18,594	$17,809
Accumulated other comprehensive income	2,444	2,756

Total shareholders' equity	21,038	20,565
Debt	5,399	5,076

Total capital resources	$26,437	$25,641

Ratio of debt to shareholders' equity	25.7%	24.7%

        Shareholders' equity increased in the first nine months of 2004 when compared to December 31, 2003, as net income was partially offset by share repurchases, dividends paid to shareholders and decreases in unrealized net capital gains on investments. In February 2004, we announced a $1.00 billion increase in the current share repurchase program, bringing the total to $1.50 billion. As of September 30, 2004, this program had $396 million remaining, and is expected to be completed no later than December 31, 2005. Through the end of October 2004, an additional $145 million has been purchased under the current program.

        Debt increased in the first nine months of 2004 compared to December 31, 2003 primarily due to increases in long-term borrowings outstanding. In August 2004, we issued $650 million of 5.000% Senior Notes due in 2014, utilizing the registration statement filed with the SEC in June 2000. The proceeds of this issuance will be used for general corporate purposes, including to facilitate the repayment of a portion of the $900 million of 7 7/8% Senior Notes due 2005 at their scheduled maturity on May 1, 2005. The increase in debt was partially offset by a decrease of $412 million related to the deconsolidation of a variable interest entity ("VIE") resulting from the sale of a portion of the equity interest in the VIE. For more information on this transaction, see Note 3 of the Condensed Consolidated Financial Statements.

        Financial Ratings and Strength    Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage. There have been no changes to our debt, commercial paper and insurance financial strength ratings since December 31, 2003. However, in February 2004, A.M. Best revised the outlook to stable from positive for the insurance financial strength ratings of Allstate Life Insurance Company ("ALIC") and certain rated subsidiaries and affiliates, while maintaining their positive outlook on AIC.

        We have distinct groups of subsidiaries licensed to sell property and casualty insurance in New Jersey and Florida. These groups are adequately capitalized to maintain separate group ratings and are not reinsured by other Allstate subsidiaries that are not part of these respective groups. As a result, ratings of the New Jersey and Florida groups are subject to general business risks in those subsidiaries such as catastrophes, liquidity, profitability, asset quality and operating leverage. For example, in September 2004, A.M. Best revised the rating of Allstate Floridian Insurance Company ("Allstate Floridian") and Allstate Floridian Indemnity Company from A- (Excellent) to B+ (Very Good), but this rating remains under review with negative implications as the current risk-adjusted capitalization is not supportive of the rating, as a result of a decline in capital of Allstate Floridian due to hurricanes Charley, Frances, Ivan and Jeanne.

        Liquidity Sources and Uses    The following table summarizes consolidated cash flow activities by business unit for the nine months ended September 30.

	Property-Liability		Allstate Financial		Corporate and Other		Consolidated
(in millions)	2004	2003	2004	2003	2004	2003	2004	2003
Net cash provided by (used in):
Operating activities	$3,738	$3,114	$1,310	$1,730	$(219)	$—	$4,829	$4,844
Investing activities	(2,855)	(2,358)	(5,871)	(5,345)	(365)	(135)	(9,091)	(7,838)
Financing activities	100	1	4,870	3,526	(704)	(748)	4,266	2,779

Net increase (decrease) in consolidated cash							$4	$(215)

        Property-Liability    Higher operating cash flows of the Property-Liability business in the first nine months of 2004 when compared to the first nine months of 2003 were primarily due to increased underwriting income. Cash outflows resulting from catastrophes in the third quarter of 2004 are expected to primarily occur in the fourth quarter of 2004. Cash used in investing activities increased in the first nine months of 2004 as higher operating cash flows were invested in the fixed income and equity portfolios.

        Cash flows of the Property-Liability business are also impacted by dividends paid by AIC to its parent, The Allstate Corporation. These dividends totaled $1.25 billion in the first nine months of 2004 compared to $694 million in the first nine months of 2003.

        Allstate Financial    Lower operating cash flows for Allstate Financial in the first nine months of 2004 when compared to the first nine months of 2003 primarily relate to declines in life and annuity premiums, partially offset by increases in investment income. Cash flows used in investing activities increased in the first nine months of 2004 as the investment of higher financing cash flow from contractholder funds was partially offset by lower operating cash flows.

        Higher cash flow from financing activities during the first nine months of 2004 when compared to the first nine months of 2003 reflects an increase in deposits received from contractholders, partially offset by maturities of institutional products and benefits and withdrawals from contractholders' accounts. For quantification of the changes in contractholder funds, see the Allstate Financial Segment section of the MD&A.

        Corporate and Other    Lower operating cash flows of the Corporate and Other segment in the first nine months of 2004 when compared to the first nine months of 2003 were primarily due to the timing of intercompany settlements. Financing cash flows of the Corporate and Other segment reflect actions such as fluctuations in short-term debt, proceeds from the issuance of debt, dividends to shareholders of The Allstate

Corporation and share repurchases; therefore, financing cash flows are affected when we increase or decrease the level of these activities.

        We have access to additional borrowing to support liquidity as follows:

  •
  A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of September 30, 2004, the remaining borrowing capacity was $905 million; however, the outstanding balance fluctuates daily.

  •
  In June 2004, we replaced our primary credit facilities. We currently maintain one primary credit facility and one additional credit facility totaling $1.05 billion to cover short-term liquidity requirements. The primary facility is a $1 billion five-year revolving line of credit expiring in 2009. It contains an increase provision that would make up to an additional $500 million available for borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. The other facility is a $50 million one-year revolving line of credit renewed in July 2004 for an additional year. The right to borrow under the five-year facility is subject to a requirement to maintain a 37.5% debt to capital resources ratio and that requirement is currently being met. Although the right to borrow under the five-year facility is not subject to a minimum rating requirement, the costs of maintaining the five-year facility and borrowing under it are based on the ratings of our senior, unsecured, unguaranteed long-term debt. There were no borrowings under either of these lines of credit during the first nine months of 2004. The total amount outstanding at any point in time under the combination of the commercial paper program and the two credit facilities cannot exceed the amount that can be borrowed under the credit facilities.

  •
  The right to issue up to an additional $2.15 billion of debt securities, equity securities, warrants for debt and equity securities, trust preferred securities, stock purchase contracts and stock purchase units utilizing the shelf registration statement filed with the SEC in August 2003.

        The Company has made contributions to its pension plans during the nine months ended September 30, 2004 totaling $162 million, and will make an additional contribution totaling $302 million during October 2004. The Company updates its minimum pension liability on October 31 of each year and estimates that the minimum pension liability at December 31, 2004, after the impact of these contributions, will be approximately $377 million, after-tax, compared to $359 million at December 31, 2003. Changes in the minimum pension liability are reflected in Accumulated other comprehensive income on the Company's Condensed Consolidated Statements of Financial Position.

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

        These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "seeks," "expects," "will," "should," "anticipates," "estimates," "intends," "believes," "likely," "targets" and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Factors which could cause actual results to differ materially from those suggested by such forward-looking statements are listed below and are incorporated in this Part I, Item 2 by reference to the information set forth in our Annual Report on Form 10-K, Part II, Item 7, under the caption "Forward-Looking Statements and Risk Factors."

Our third quarter hurricane loss estimate is subject to uncertainty.

•
With respect to our estimates of losses resulting from hurricanes Charley, Frances, Ivan and Jeanne, actual results may differ materially for a variety of reasons. Most significantly, the reporting and evaluation of these hurricane losses has been complicated by the fact that these storms occurred over a short period of time; that some communities were hit by more than one hurricane; and that property damage resulted from both flooding, which Allstate policies do not cover, and high winds, which Allstate policies typically do cover. In addition, because the extent of damage is particularly difficult to assess in the initial stages of repairing residential property, our loss estimate may not accurately represent the extent of loss and, because of increased demand for services and supplies in the areas affected by the hurricanes, our loss estimate may not accurately reflect the costs of repair. Additionally, the number of claims that have not been reported maybe greater or less than anticipated. Finally, the loss estimate could be affected by the amount of FHCF reimbursements actually received.

Any decrease in our financial strength ratings may have an adverse effect on our competitive position

•
Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital; a change in a rating agency's determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer's investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under the insurer's control. The insurance financial strength ratings of both AIC and ALIC are A+, AA and Aa2 (from A.M. Best, Moody's, and Standard and Poor's, respectively). Several other affiliates have been assigned their own financial strength ratings by one or more rating agencies. Because all of these ratings are subject to continuous review, the retention of these ratings cannot be assured. A multiple level downgrade in any of these ratings could have a material adverse effect on our sales, our competitiveness, the marketability of our product offerings, and our liquidity, operating results and financial condition.

•
Additionally, homeowners premium growth rates and retention could be adversely impacted by the need to adjust our business structure, size and underwriting practices in Florida and other markets with significant catastrophe risk exposure.

Assessments from various state facilities could have an adverse effect on our results of operations

•
We are currently monitoring developments with respect to various state facilities such as guaranty funds and Citizens Property Insurance Corporation in Florida. Our results of operations could be adversely affected by these developments, particularly developments arising out of recent catastrophes. Additional information regarding these facilities appears in the notes to our consolidated financial statements in our 2003 Form 10-K.

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

        During the fiscal quarter ended September 30, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading "Regulation" and under the heading "Legal proceedings" in Note 7 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 - July 31, 2004	2,528,518	$46.5881	2,523,200	$666 million
August 1, 2004 - August 31, 2004	3,094,144	$46.9427	2,813,700	$534 million
September 1, 2004 - September 30, 2004	2,892,748	$47.7264	2,881,700	$396 million
Total	8,515,410	$47.1036	8,218,600

(1)
July: In accordance with the terms of its equity compensation plans, Allstate acquired 5,318 shares in connection with stock option exercises by employees and/or directors. The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise.

  August: In accordance with the terms of its equity compensation plans, Allstate acquired 280,444 shares in satisfaction of withholding taxes due upon the exercise of stock options and the vesting of restricted stock held by employees and/or directors.

  September:    In accordance with the terms of its equity compensation plans, Allstate acquired 11,048 shares in connection with stock option exercises by employees and/or directors. The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise.

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

The Allstate Corporation (Registrant)
November 3, 2004	By	/s/ SAMUEL H. PILCH Samuel H. Pilch Controller (chief accounting officer and duly authorized officer of Registrant)

Exhibit No.	Description
4	Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 3, 2004, concerning unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32	Section 1350 Certification

E-1