Form 10-K
period 2004-12-31
ALLSTATE CORP
filed 2005-02-24
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

Yes ☒                   No ☐

        The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2004, was approximately $32.09 billion.

        As of January 31, 2005, the registrant had 679,207,158 shares of common stock outstanding.

Documents Incorporated By Reference

        Portions of the following documents are incorporated herein by reference as follows:

        Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement for its annual stockholders meeting to be held on May 17, 2005 (the "Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Part I

Item 1.    Business

        The Allstate Corporation was incorporated under the laws of the State of Delaware on November 5, 1992 to serve as the holding company for Allstate Insurance Company. Its business is conducted principally through Allstate Insurance Company, Allstate Life Insurance Company and their affiliates (collectively, including The Allstate Corporation, "Allstate"). Allstate is engaged in the personal property and casualty insurance business and the life insurance, retirement and investment products business. It conducts its business primarily in the United States.

        The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate®" slogan, Allstate provides insurance products to more than 16 million households and has approximately 13,600 exclusive agencies and exclusive financial specialists in the United States and Canada. Allstate is the second-largest personal property and casualty insurer in the United States on the basis of 2003 statutory premiums earned. In addition, it is the nation's 12th largest life insurance business on the basis of 2003 ordinary life insurance in force and 19th largest on the basis of 2003 statutory admitted assets.

        Allstate has four business segments:

• Allstate Protection	• Discontinued Lines and Coverages
• Allstate Financial	• Corporate and Other

        In this annual report on Form 10-K, we occasionally refer to statutory financial information that has been prepared in accordance with the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedure Manual. All domestic U.S. insurance companies are required to prepare statutory-basis financial statements in accordance with the Manual. As a result, industry data is available on a widespread basis that enables comparisons between insurance companies, including competitors that are not subject to the requirement to publish financial statements on the basis of accounting principles generally accepted in the U.S. ("GAAP"). We frequently use industry publications containing statutory financial information to assess our competitive position.

        Allstate's goal is to become better, bigger and broader in personal property and casualty insurance and in life insurance, retirement and investment products.

        To achieve this goal, Allstate will help customers feel better protected today and better prepared for tomorrow by delivering on the Good Hands® Promise. The Good Hands Promise is made up of five planks that reflect what Allstate stands for:

  •
  Have competitive prices

  •
  Be easy to do business with

  •
  Offer products and services to help meet customer needs

  •
  Provide a knowledgeable and experienced team

  •
  Establish relationships that value customers

        In pursuit of our goal to become better, bigger and broader, we intend to maintain discipline in pricing, underwriting, capital, expense and risk management in order to create long-term shareholder value. We may also engage in selective business start-ups, acquisitions and alliances.

ALLSTATE PROTECTION SEGMENT

Products and Distribution

        Our Allstate Protection segment accounted for 93% of Allstate's 2004 consolidated insurance premiums and contract charges. In this segment, we sell principally private passenger auto and homeowners insurance, primarily through agencies. These products are marketed under the Allstate, EncompassSM and Deerbrook® brand names.

        Allstate brand auto and homeowners insurance products are sold primarily through Allstate exclusive agencies and, to a lesser extent, through independent agencies in areas not served by exclusive agencies. Encompass brand auto and homeowners insurance products as well as Deerbrook brand auto insurance products are sold through independent agencies.

        In states where we have implemented The Good Hands® Network, consumers can also purchase certain Allstate brand personal insurance products and obtain service through our Customer Information Centers and, in many of those states, over the Internet.

        Our broad-based network of approximately 11,900 Allstate exclusive agencies in approximately 10,400 locations in the U.S. produced approximately 80% of the Allstate Protection segment's written premiums in 2004. The rest was generated primarily by approximately 13,700 independent agencies. We are among the five largest providers of personal property and casualty insurance products through independent agencies in the United States, based on statutory written premium information published by A.M. Best for 2003 and our analysis of publicly available GAAP financial statements of our principal competitors in the independent agency channel.

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

Competition

        The markets for personal private passenger auto and homeowners insurance are highly competitive. The following charts provide the market shares of our principal competitors in the U.S. by direct written premium for the year ended December 31, 2003 (the most recent date such competitive information is available) according to A. M. Best.

Private Passenger Auto Insurance		Homeowners Insurance
Insurer	Market Share	Insurer	Market Share
State Farm	19.4%	State Farm	22.8%
Allstate*	10.9%	Allstate*	12.2%
Progressive	6.7%	Farmers	7.7%
Farmers	5.0%	Nationwide	4.7%
Geico	5.0%	USAA	3.7%
Nationwide	4.7%	Travelers	3.6%

*
Allstate's market shares, above, are the sum of the market shares reported by A.M. Best for Allstate Insurance Group and for the personal lines insurance business of CNA Insurance Companies, which Allstate acquired in 1999.

        In the personal property and casualty insurance market, we compete principally on the basis of the recognition of our brands, the scope of our distribution system, price, the breadth of our product offerings, product features, customer service, claim handling, and use of technology. In addition, our proprietary database of underwriting and pricing experience enables Allstate to use "tiered pricing," to divide the market into segments, to appropriately price risks and to cross sell products within our customer base. "Tiered pricing" is the term that we use to describe our sophisticated process for segmenting a market.

        Tiered pricing and related underwriting and marketing programs use a number of risk evaluation factors. For auto insurance these factors include, to the extent legally permissible, loss history, driving record, car year and make, marital status, and insurance scoring based on credit report information. For property insurance these factors include, to the extent legally permissible, loss history, property condition, proximity to a fire department, and insurance scoring based on credit report information.

        Our primary focus in using tiered pricing has been on acquiring and retaining new business. The program is designed to enhance Allstate's competitive position with respect to "high lifetime value" market segments while maintaining or improving profitability. "Lifetime value" is the discounted value of a customer's future cash flow stream. To estimate a customer's lifetime value score, we analyze characteristics about the customer (for example, age, marital status and driving record) and characteristics about the product the customer has purchased (for example, coverages, limits, and descriptors of the asset insured) on the basis of historic data patterns and trends. Because future loss and retention patterns of customers vary significantly, the distribution of lifetime values for a large group of customers will vary from very negative to very positive. "High lifetime value" generally refers to customers who potentially present favorable prospects for profitability over the course of their relationships with us.

Geographic Markets

        The principal geographic markets for our auto, homeowners and other personal property and casualty products are in the United States. Through various subsidiaries, we are authorized to sell various types of personal property and casualty insurance products in all 50 states, the District of Columbia and Puerto Rico. We also sell personal property and casualty insurance products in Canada through a distribution system similar to that used in the United States.

        The following table reflects, in percentages, the principal geographic distribution of premiums earned for the Allstate Protection segment for the year ended December 31, 2004. No other jurisdiction accounted for more than five percent of the premiums earned for the segment.

Texas	10.9%
California	10.6%
New York	10.5%
Florida	9.7%

        Our underwriting strategy for homeowners insurance is to target customers whose risk of loss provides Allstate with the best opportunity for profitable growth. This includes managing exposure on policies in geographic areas where the potential loss from catastrophes exceeds acceptable levels.

Additional Information

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

ALLSTATE FINANCIAL SEGMENT

Products and Distribution

        Our Allstate Financial segment provides life insurance, retirement and investment products to individual and institutional customers. Our principal products are deferred and immediate fixed annuities, variable annuities, interest-sensitive and traditional life insurance, and supplemental accident and health insurance. Our principal institutional product is funding agreements backing medium term notes. The table on page 5 lists our major distribution channels for this segment, with the associated products and targeted customers.

        As the table indicates, we sell Allstate Financial products to individuals through multiple intermediary distribution channels, including Allstate exclusive agencies, independent agents, banks, broker-dealers, and specialized structured settlement brokers. We have distribution relationships with over half of the 75 largest banks, most of the national broker-dealers, a number of regional brokerage firms and many independent broker-dealers. We sell products through independent agents affiliated with approximately 160 master brokerage agencies. Independent workplace enrolling agents and Allstate exclusive agencies also sell our supplemental accident and health insurance products to employees of small and medium size firms. We sell funding agreements to unaffiliated trusts used to back medium term notes issued to institutional and individual investors.

Allstate Financial Distribution Channels, Products and Target Customers

Distribution Channel	Primary Products	Target Customers
Allstate exclusive agencies (Allstate Exclusive Agents and Allstate Exclusive Financial Specialists)	Term life insurance
Interest sensitive life insurance
Variable life insurance
Fixed annuities (deferred)
Variable annuities
Long-term care insurance
Disability income insurance
Cancer insurance
Bank products
(Certificates of deposit, money market accounts, savings accounts, checking accounts, first mortgage loans and home equity loans)
Nonproprietary mutual funds
	Workplace life and supplemental accident and health insurance (Interest sensitive and term life insurance; disability income insurance; cancer, accident, critical illness and heart/stroke insurance; hospital indemnity; limited benefit medical insurance; and dental insurance)	Moderate and middle-income consumers with retirement and family financial protection needs
Independent agents (Through master brokerage agencies)	Term life insurance Interest sensitive life insurance Variable life insurance Fixed annuities (immediate and deferred, including indexed) Variable annuities Long-term care insurance	Affluent and middle-income consumers with retirement and family financial protection needs
Independent agents (As workplace enrolling agents)
	Workplace life and supplemental accident and health insurance (Interest sensitive and term life insurance; disability income insurance; cancer, accident, critical illness and heart/stroke insurance; hospital indemnity; limited benefit medical insurance; and dental insurance)	Moderate and middle-income consumers with family financial protection needs employed by small and medium size firms
Banks	Fixed annuities (deferred, including indexed) Variable annuities Single premium fixed life insurance	Middle-income consumers with retirement needs
Broker-dealers	Fixed annuities (deferred, including indexed) Variable annuities Single premium variable life insurance	Affluent and middle-income consumers with retirement needs
Structured settlement annuity brokers	Structured settlement annuities	Typically used to fund or annuitize large claims or litigation settlements
Broker-dealers (Funding agreements)	Funding agreements backing medium term notes	Institutional and individual investors

Competition

        We compete principally on the basis of the scope of our distribution systems, the breadth of our product offerings, the recognition of our brands, our financial strength and ratings, our product features and prices, and the level of customer service that we provide. In addition, with respect to variable annuity and variable life insurance products in particular, we compete on the basis of the variety of fund managers and choices of funds for our separate accounts and the management and performance of those funds within our separate accounts. With regard to funding agreements, we compete principally on the basis of our financial strength and ratings.

        The market for life insurance, retirement and investment products continues to be highly fragmented and competitive. As of December 31, 2004, there were approximately 770 groups of life insurance companies in the United States, most of which offered one or more similar products. Based on information contained in statements filed with state insurance departments, as of December 31, 2003, the Allstate Financial segment ranked 12th based on ordinary life insurance in force and 19th based on statutory admitted assets. In addition, because many of these products include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions. Competitive pressure is growing due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.

        Our website for financial professionals, accessallstate.com, won DALBAR's Communications Seal in 2004. DALBAR, Inc., an independent financial services research organization, recognized accessallstate.com for providing a means by which financial professionals can easily and conveniently develop and manage their business online.

Geographic Markets

        We sell life insurance, retirement and investment products throughout the United States. Through subsidiaries, we are authorized to sell various types of these products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. We sell funding agreements in the United States and in the Cayman Islands.

        The following table reflects, in percentages, the principal geographic distribution of statutory premiums and annuity considerations for the Allstate Financial segment for the year ended December 31, 2004, based on information contained in statements filed with state insurance departments. Approximately 99.0% of the statutory premiums and annuity considerations generated in Delaware represent deposits received in connection with funding agreements sold to trusts domiciled in Delaware. No other jurisdiction accounted for more than five percent of the statutory premiums and annuity considerations.

Delaware	25.2%
New York	8.8%
California	8.2%
Florida	5.6%

Additional Information

        Information regarding the last three years' revenues and income from operations attributable to the Allstate Financial segment is contained in Note 18 of the Consolidated Financial Statements. Note 18 also includes information regarding the last three years' identifiable assets attributable to the Allstate Financial segment. Note 18 is incorporated in this Part I, Item 1 by reference.

        Information regarding premiums and contract charges for Allstate Financial segment products for the last three years is set forth in Part II, Item 7—Management's Discussion and Analysis of Financial

Condition and Results of Operations, page 62, in the table that summarizes premiums and contract charges by product. That table is incorporated in this Part I, Item 1 by reference.

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

	Year Ended December 31,
GROSS ($ in millions)	2004	2003	2002
Gross reserve for property-liability claims and claims expense, beginning of year	$17,714	$16,690	$16,500
Incurred claims and claims expense
Provision attributable to the current year	18,994	17,183	17,237
Change in provision attributable to prior years	448	704	765

Total claims and claims expense	19,442	17,887	18,002
Claim payments
Claims and claims expense attributable to current year	11,494	10,240	10,690
Claims and claims expense attributable to prior years	6,324	6,623	7,122

Total payments	17,818	16,863	17,812

Gross reserve for property-liability claims and claims expense, end of year as shown on 10-K loss reserve development table	$19,338	$17,714	$16,690

	Year Ended December 31,
NET ($ in millions)	2004	2003	2002
Net reserve for property-liability claims and claims expense, beginning of year	$15,980	$15,018	$14,833
Incurred claims and claims expense
Provision attributable to the current year	18,073	17,031	16,972
Change in provision attributable to prior years	(230)	401	685

Total claims and claims expense	17,843	17,432	17,657
Claim payments
Claims and claims expense attributable to current year	10,989	10,195	10,598
Claims and claims expense attributable to prior years	6,073	6,275	6,874

Total payments	17,062	16,470	17,472

Net reserve for property-liability claims and claims expense, end of year as shown on 10-K loss reserve development table(1)	$16,761	$15,980	$15,018

(1)
Reserves for claims and claims expense are net of reinsurance of $2.58 billion, $1.73 billion, and $1.67 billion at December 31, 2004, 2003 and 2002, respectively.

        The year-end 2004 gross reserves of $19.34 billion for property-liability insurance claims and claims expense, as determined under GAAP, were $3.72 billion more than the net reserve balance of $15.62 billion recorded on the basis of statutory accounting practices for reports provided to state regulatory authorities. The principal differences are reinsurance recoverables from third parties totaling $2.58 billion that reduce reserves for statutory reporting and are recorded as assets for GAAP reporting, and a liability for the reserves of the Canadian subsidiaries for $840 million. Remaining differences are due to variations in requirements between GAAP, and statutory reporting.

        As the tables above illustrate, Allstate's net reserve for property-liability insurance claims and claims expense at the end of 2003 decreased in 2004 by $230 million, compared to reestimates of the gross reserves of an increase of $448 million. Net reserve reestimates in 2004, 2003 and 2002 were lower than the gross reserve reestimates due to reinsurance cessions on gross reserve reestimates.

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

Loss Reserve Reestimates

	December 31,
($ millions)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Gross Reserves for Unpaid Claims and Claims Expense	$16,414	$17,326	$17,382	$17,403	$16,881	$17,814	$16,859	$16,500	$16,690	$17,714	$19,338
Deduct:
Reinsurance Recoverable	1,298	1,490	1,784	1,630	1,458	1,653	1,634	1,667	1,672	1,734	2,577

Reserve For Unpaid Claims and Claims Expense	$15,116	$15,836	$15,598	$15,773	$15,423	$16,161	$15,225	$14,833	$15,018	$15,980	$16,761
Paid (cumulative) as of:
One year later	4,748	5,787	5,013	5,488	5,615	5,973	6,748	6,874	6,275	6,073
Two years later	7,749	8,232	7,952	8,361	8,638	9,055	10,066	9,931	9,241
Three years later	9,247	10,083	9,773	10,336	10,588	11,118	11,889	11,730
Four years later	10,400	11,170	11,040	11,587	11,950	12,197	12,967
Five years later	11,070	12,034	11,847	12,512	12,608	12,842
Six years later	11,702	12,590	12,528	12,967	13,038
Seven years later	12,128	13,134	12,881	13,294
Eight years later	12,599	13,429	13,146
Nine years later	12,863	13,660
Ten years later	13,075
Reserve Reestimated as of:
End of year	15,116	15,836	15,598	15,773	15,423	16,161	15,225	14,833	15,018	15,980	16,761
One year later	14,691	15,500	14,921	15,073	14,836	15,439	15,567	15,518	15,419	15,750
Two years later	14,295	14,917	14,450	14,548	14,371	15,330	15,900	16,175	15,757
Three years later	13,928	14,700	14,156	14,183	14,296	15,583	16,625	16,696
Four years later	13,835	14,613	13,894	14,168	14,530	16,317	17,249
Five years later	13,915	14,455	13,888	14,406	15,260	17,033
Six years later	13,882	14,452	14,140	15,109	16,024
Seven years later	13,877	14,703	14,824	15,899
Eight years later	14,124	15,370	15,625
Nine years later	14,784	16,160
Ten years later	15,546
Initial reserve in excess of (less than) reestimated reserve:
Amount of reestimate	$(430)	$(324)	$(27)	$(126)	$(601)	$(872)	$(2,024)	$(1,863)	$(739)	$230
Percent	-2.8%	-2.0%	-0.2%	-0.8%	-3.9%	-5.4%	-13.3%	-12.6%	-4.9%	1.4%
Gross Reestimated Liability-Latest	$18,228	$18,819	$18,600	$18,675	$18,682	$19,771	$19,948	$19,345	$18,371	$18,162
Reestimated Recoverable-Latest	2,682	2,659	2,975	2,776	2,658	2,738	2,699	2,649	2,614	2,412

Net Reestimated Liability-Latest	$15,546	$16,160	$15,625	$15,899	$16,024	$17,033	$17,249	$16,696	$15,757	$15,750
Gross Cumulative Reestimate (Increase) Decrease	$(1,814)	$(1,493)	$(1,218)	$(1,272)	$(1,801)	$(1,957)	$(3,089)	$(2,845)	$(1,681)	$(448)

Amount of Reestimates for Each Segment

	December 31,
($ millions)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
Net Discontinued Lines and Coverages Reestimate	$(1,931)	$(1,887)	$(1,552)	$(1,584)	$(1,512)	$(1,475)	$(1,466)	$(1,440)	$(1,209)	$(635)
Net Allstate Protection Reestimate	1,501	1,563	1,525	1,458	911	603	(558)	(423)	470	865

Amount of Reestimate (Net)	$(430)	$(324)	$(27)	$(126)	$(601)	$(872)	$(2,024)	$(1,863)	$(739)	$230

        As shown in the above table, the subsequent cumulative increase in the net reserves established from December 31, 1994 to December 31, 2002 reflects additions to reserves in the Discontinued Lines and Coverages Segment, primarily for asbestos and environmental liabilities, which offset the effects of favorable severity trends experienced by Allstate Protection, as discussed more fully below. The decrease in net reserves established for December 31, 2003 reflects favorable reestimates as more fully discussed below.

        The following table is derived from the Loss Reserve Reestimates table and summarizes the effect of reserve reestimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2004. The total of each column details the amount of reserve reestimates made in the indicated calendar year and shows the accident years to which the reestimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve reestimates for the indicated accident year(s).

Effect of Net Reserve Reestimates on
Calendar Year Operations

(in millions)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	TOTAL
BY ACCIDENT YEAR
1994 & PRIOR	$(425)	$(396)	$(367)	$(93)	$80	$(33)	$(5)	$247	$660	$762	$430
1995		60	(216)	(124)	(167)	(125)	2	4	7	28	(531)
1996			(94)	(254)	(207)	(104)	(3)	1	17	11	(633)
1997				(229)	(231)	(103)	(9)	(14)	19	(11)	(578)
1998					(62)	(100)	(60)	(4)	26	(26)	(226)
1999						(257)	(34)	19	4	(49)	(317)
2000							451	80	(9)	(92)	430
2001								352	(68)	(103)	181
2002									(255)	(183)	(438)
2003										(567)	(567)

TOTAL	$(425)	$(336)	$(677)	$(700)	$(587)	$(722)	$342	$685	$401	$(230)	$(2,249)

        Favorable calendar year reserve reestimates in 1995 through 2000 were the result of favorable severity trends in each of the six years for Allstate Protection, which more than offset adverse reestimates in the Discontinued Lines and Coverages segment, primarily for asbestos and environmental liabilities, virtually all of which relates to 1984 and prior years. The favorable severity trend during this period was primarily the result of favorable injury severity trends, as compared to our anticipated trends. Favorable injury severity trends were largely due to more moderate medical cost inflation and the mitigating effects of our loss management programs.

        The impacts of more moderate medical cost inflation have emerged over time as actual claim settlements validate its magnitude. Beginning in the early 1990s, lower medical cost inflation rates, as evidenced by the consumer price index ("CPI") published by the Bureau of Labor Statistics for medical costs, have contributed to lower actual claim settlements than prior estimates. From 1991 through 1995, the medical CPI averaged 6.3%, and from 1996 through 2000, the average declined to 3.4%. The medical CPI is considered a viable indicator of the direction of claim costs because it is a measure of the change in various costs for medical services and supplies, including doctors' fees, emergency care, therapy and rehabilitation, and pharmaceuticals, all of which are covered claims for insureds. In 2004, the medical CPI increased to 4.4%, and most recent economic forecasts anticipate further increases in medical inflation. If this occurs, future reserve reestimates could be adversely impacted if actual results exceed reserve estimates.

        Our loss management programs over time have had a mitigating effect in a variety of aspects on injury severity trends. We have been improving the claim adjudication processes by implementing programs to accomplish better investigation of claims, consistent handling of soft tissue injury claims, more accurate valuation of damages, and more effective negotiation and defense practices. These improvements have also involved hiring additional staff, providing increased training, creating specialized units of expert employees to handle specific types of claims, and focusing attention and resources on handling specific types of claims such as soft tissue injury claims, claims with attorney involvement, and claims in litigation. These programs were intended to create an improved culture, focused on expert, efficient, and effective claim process management. Since 1993, growth of Allstate's injury claim costs has compared favorably to published insurance industry competitor results. We believe this experience is substantially due to the claim adjudication process improvements, and is an additional factor contributing to reductions in reserve estimates. While changes to the claim settlement process have mitigated increases in severity trends on closed claims, these changes can impact historical patterns of losses, introducing a greater degree of statistical variability in actuarial reserve estimates for the remaining outstanding claims.

        In 2004, we decreased our reserve estimates for prior years. Favorable reserve estimates were primarily due to Allstate Protection auto injury severity and late reported loss development that was less than what was anticipated in previous reserve estimates. Decreased reserve reestimates for Allstate Protection more than offset increased estimates of losses primarily related to asbestos and environmental liabilities in the Discontinued Lines and Coverages segment.

        In 2003 and 2002, we increased our reserve estimates for prior years. Unfavorable reserve reestimates in 2003, were due to favorable Allstate Protection auto injury severity and late reported loss development that was better than previous estimates, offset by unfavorable increases primarily related to asbestos and other discontinued lines. Unfavorable reserve reestimates in 2002 were due to claim severity and late reported losses for Allstate Protection that were greater than what was anticipated in previous reserve estimates and to increased estimates of losses primarily related to asbestos and environmental liabilities in the Discontinued Lines and Coverages segment.

        In 2001, we increased our reserve estimates for prior years due to greater volume of late reported weather related losses than expected from the end of the year 2000 which were reported in the year 2001, additional incurred losses on the 1994 Northridge earthquake, adverse results of class action and other litigation, upward reestimates of property losses and upward reestimates of losses in the Encompass and Canadian businesses

        For additional information regarding reserves, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Property-Liability Claims and Claims Expense Reserves."

REGULATION

        Allstate is subject to extensive regulation, primarily at the state level. The method, extent and substance of such regulation varies by state but generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state regulatory agency. In general, such regulation is intended for the protection of those who purchase or use insurance products issued by our subsidiaries, not the holders of securities issued by The Allstate Corporation. These rules have a substantial effect on our business and relate to a wide variety of matters including insurance company licensing and examination, agent and adjuster licensing, price setting, trade practices, policy forms, accounting methods, the nature and amount of investments, claims practices, participation in shared markets and guaranty funds, reserve adequacy, insurer solvency, transactions with affiliates, the payment of dividends, and underwriting standards. Some of these matters are discussed in more detail below. For a discussion of statutory financial information, see Note 15 of the Consolidated Financial Statements. For a discussion of regulatory contingencies, see Note 13 of the Consolidated Financial Statements. Notes 13 and 15 are incorporated in this Part I, Item 1 by reference.

        In recent years the state insurance regulatory framework has come under increased federal scrutiny. Legislation that would provide for federal chartering of insurance companies has been proposed. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. We cannot predict whether any specific state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on Allstate.

        Catastrophe Exposure Management.      Allstate continues to evaluate its exposure to catastrophes and our countrywide catastrophe risk management strategies for hurricanes and earthquakes. Following the 2004 hurricane season, the state of Florida has taken actions that could negatively impact our level of homeowners premiums written and our profitability, including changing to seasonal hurricane deductibles, discouraging insurance companies from increasing rates and not allowing non-renewal of policies. Separately, we are advancing proposals for legislative reform in Florida. We cannot predict what will emerge from the legislative process.

        Agent and Broker Compensation.      A number of states are considering new legislation or regulations regarding the compensation of agents and brokers by insurance companies. The rules that would be imposed if these proposals were adopted range in nature from disclosure requirements to rules that would impose new duties on insurance agents and brokers in dealing with customers. Because these proposals are in the early stages of development, we cannot predict their potential impact on our business.

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

        Holding Company Regulation.      The Allstate Corporation and Allstate Insurance Company are insurance holding companies subject to regulation throughout the jurisdictions in which their insurance subsidiaries do business. In the U.S., these subsidiaries are organized under the insurance codes of California, Florida, Illinois, Nebraska, New Hampshire, New York, Pennsylvania and Texas. Generally, the insurance codes in these states provide that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulator. In general, a presumption of "control" arises from the ownership, control, possession with the power to vote, or possession of proxies with respect to, ten percent or more of the voting securities of a domestic insurer or of a person that controls a domestic insurer. In addition, certain state insurance laws require pre-acquisition notification to state agencies of a change in control with respect to a non-domestic insurance company licensed to do business in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic insurer if certain conditions exist, such as undue market concentration. Thus, any transaction involving the acquisition of ten percent or more of The Allstate Corporation's common stock would generally require prior approval by the state insurance departments in California, Illinois, Nebraska, New Hampshire, New York, Pennsylvania and Texas. The prior approval of the Florida insurance department would be necessary for the acquisition of five percent or more. Moreover, notification would be required in those other states that have adopted pre-acquisition notification provisions and where the insurance subsidiaries are admitted to transact business. Such approval requirements may deter, delay or prevent certain transactions affecting the ownership of The Allstate Corporation's common stock.

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

        From time to time, the private passenger auto insurance industry comes under pressure from state regulators, legislators and special interest groups to reduce, freeze or set prices at levels that do not correspond with our analysis of underlying costs and expenses. Homeowners insurance comes under similar pressure, particularly as regulators in states subject to high levels of catastrophe losses struggle to identify an acceptable methodology to price for catastrophe exposure. We expect this kind of pressure to persist. In addition, our use of insurance scoring based on credit report information for underwriting and pricing regularly comes under attack by regulators, legislators and special interest groups in various states. The result could be legislation or regulation that adversely affects the profitability of the Allstate Protection segment. We cannot predict the impact on our business of possible future legislative and regulatory measures regarding pricing.

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

        Investment Regulation.      Our insurance subsidiaries are subject to regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Failure to comply with these rules leads to the treatment of non-conforming investments as non-admitted assets for purposes of measuring statutory surplus. Further, in some instances, these rules require divestiture of non-conforming investments. As of December 31, 2004 the investment portfolios of our insurance subsidiaries complied with such laws and regulations in all material respects.

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

        Regulation and Legislation Affecting Consolidation in the Financial Services Industry.      The Gramm-Leach-Bliley Act of 1999 permits mergers that combine commercial banks, insurers and securities firms within one holding company group. In addition, it allows grandfathered unitary thrift holding companies, including our parent company, to engage in activities that are not financial in nature. The ability of banks to affiliate with insurers may materially adversely affect our business by substantially increasing the number, size and financial strength of potential competitors.

        Banking.      The Allstate Corporation is a diversified savings and loan holding company for Allstate Bank, a federal stock savings bank and a member of the Federal Deposit Insurance Corporation ("FDIC"). The principal supervisory authority for the diversified savings and loan holding company activities and the bank is the Office of Thrift Supervision. The bank is also subject to the authority of the FDIC and other federal financial regulators implementing various laws applicable to banking.

        Privacy Regulation.      Federal law and the laws of some states require financial institutions to protect the security and confidentiality of customer information and to notify customers about their policies and practices relating to collection and disclosure of customer information and their policies relating to protecting the security and confidentiality of that information. Federal law and the laws of some states also regulate disclosures of customer information. Congress, state legislatures and regulatory authorities are expected to consider additional regulation relating to privacy and other aspects of customer information.

        Asbestos.      Recently, President Bush announced his support of efforts to pass meaningful federal reform to address asbestos claims and litigation. Congress has considered such legislation in the past, but unified support among various defendant and insurer groups considered essential to any possible reform has been lacking. We cannot predict the impact on our business of possible future legislative measures regarding asbestos.

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

OTHER INFORMATION ABOUT ALLSTATE

        As of December 31, 2004, Allstate had approximately 38,000 full-time employees and 1,400 part-time employees.

        Information regarding revenues generated outside of the United States is incorporated in this Part I, Item 1 by reference to Note 18 of the Consolidated Financial Statements.

        Allstate's four business segments use shared services, including human resources, investment, finance, information technology and legal services, provided by Allstate Insurance Company and other affiliates.

        Although the insurance business generally is not seasonal, claims and claims expense for the Allstate Protection segment tend to be higher for periods of severe or inclement weather.

        We use the names "Allstate," "Encompass," "Deerbrook," "Lincoln Benefit Life" and variations of these names extensively in our business, along with related logos and slogans. Our rights in the United States to these names, logos and slogans continue so long as we continue to use them in commerce. Most of these service marks are the subject of renewable U.S. and/or foreign service mark registrations. We believe that these service marks are important to our business and we intend to maintain our rights to them by continued use.

        "Allstate" is one of the most recognized brand names in the U. S. According to independent market research conducted in 2004, "You're in Good Hands with Allstate" is recognized by 87% of consumers, making it the most recognized company tagline in the U.S.

Executive Officers

        The following table sets forth the names of our executive officers, their ages as of February 1, 2005, their positions, and the dates of their first election as officers. "AIC" refers to Allstate Insurance Company.

Name	Age	Position/Offices	Date First Elected Officer
Edward M. Liddy	59	Chairman, President and Chief Executive Officer of The Allstate Corporation and AIC; also a director of The Allstate Corporation	1994
Catherine S. Brune	51	Senior Vice President and Chief Technology Officer of AIC	1999
Joan M. Crockett	54	Senior Vice President of AIC (Human Resources)	1994
Danny L. Hale	60	Vice President and Chief Financial Officer of The Allstate Corporation; Senior Vice President and Chief Financial Officer of AIC	2003
Michael J. McCabe	59	Vice President and General Counsel of The Allstate Corporation; Senior Vice President, General Counsel and Assistant Secretary of AIC (Chief Legal Officer)	1980
Ronald D. McNeil	52	Senior Vice President of AIC (Allstate Protection Product Distribution)	1994
Robert W. Pike	63	Vice President and Secretary of The Allstate Corporation; Executive Vice President and Secretary of AIC	1978
Samuel H. Pilch	58	Controller of The Allstate Corporation; Group Vice President and Controller of AIC	1995
George E. Ruebenson	56	Senior Vice President of AIC (Claims)	1990
Eric A. Simonson	59	Senior Vice President and Chief Investment Officer of AIC (President, Allstate Investments, LLC)	2002
Casey J. Sylla	61	Senior Vice President of AIC (President, Allstate Financial)	1995
Joseph V. Tripodi	49	Senior Vice President and Chief Marketing Officer of AIC	2003
Thomas J. Wilson	47	Senior Vice President of AIC (President, Allstate Protection)	1995

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

Item 2. Properties

        Our home office complex is located in Northbrook, Illinois. As of December 31, 2004, the complex consisted of several buildings totaling approximately 2.3 million square feet of office space on a 250-acre site. We lease approximately 320,000 square feet of this office space as lessee.

        We also operate from 1,161 administrative, data processing, claims handling and other support facilities in North America. Approximately 5.1 million square feet are owned and 7.5 million are leased. In addition, we lease one property as lessee in Northern Ireland comprising 70,500 square feet. Generally, only major facilities are owned. In almost all cases, lease terms are for five years or less.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        As of January 31, 2005, there were 153,482 record holders of The Allstate Corporation's common stock. The principal market for the common stock is the New York Stock Exchange but it is also listed on the Chicago Stock Exchange. Set forth below are the high and low New York Stock Exchange Composite listing prices of, and cash dividends declared for, the common stock during 2004 and 2003.

	High	Low	Close	Dividends Declared
2004
First quarter	47.19	42.55	45.46	.28
Second quarter	48.16	42.91	46.55	.28
Third quarter	49.22	45.50	47.99	.28
Fourth quarter	51.99	45.50	51.72	.28
2003
First quarter	38.56	30.05	33.17	.23
Second quarter	38.65	33.40	35.65	.23
Third quarter	39.64	34.88	36.53	.23
Fourth quarter	43.27	36.56	43.02	.23
Fourth quarter				.01	*

*
Redemption of the rights issued pursuant to 1999 Rights Agreement at the redemption price of one cent ($0.01) per right, payable to each holder of record of the common stock as of the close of business on November 28, 2003.

        The payment of dividends by Allstate Insurance Company to The Allstate Corporation is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. In the twelve-month period ending December 31, 2004, Allstate Insurance Company paid dividends of $2.49 billion. Based on the greater of 2004 statutory net income or 10% of statutory surplus, the maximum amount of dividends that Allstate Insurance Company will be able to pay without prior Illinois Department of Insurance approval at a given point in time in 2005 is $3.86 billion, less dividends paid during the preceding twelve months measured at that point in time. Notification and approval of intercompany lending activities is also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2004 - October 31, 2004	3,043,000	$47.5372	3,043,000	$252 million
November 1, 2004 - November 30, 2004	1,655,991	$49.3955	1,653,400	$4,170 million
December 1, 2004 - December 31, 2004	3,364,852	$50.8342	3,344,215	$4.00 billion
Total	8,063,843	$49.2946	8,040,615

(1)
Shares repurchased other than through a publicly announced program.

        October:    None.

        November:    In accordance with the terms of its equity compensation plans, Allstate acquired 2,591 shares in satisfaction of withholding taxes due upon the exercise of stock options and the vesting of restricted stock held by employees and/or directors.

        December:    In accordance with the terms of its equity compensation plans, Allstate acquired 20,637 shares in connection with stock option exercises by employees and/or directors. The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise.

(2)
Publicly announced repurchase programs.

        On February 4, 2004, Allstate announced the approval of a $1.00 billion increase to its $500 million share repurchase program. The $500 million program had been previously announced on February 4, 2003. This program was completed as of December 31, 2004.

        On November 9, 2004, Allstate announced the approval of a new repurchase program for $4.00 billion, which is expected to be completed in 2006.

Item 6.    Selected Financial Data

5 - YEAR SUMMARY OF SELECTED FINANCIAL DATA

(in millions except per share data and ratios)	2004	2003	2002	2001	2000
Consolidated Operating Results
Insurance premiums and contract charges	$28,061	$26,981	$25,654	$24,427	$24,076
Net investment income	5,284	4,972	4,849	4,790	4,633
Realized capital gains and losses	591	196	(924)	(352)	425
Total revenues	33,936	32,149	29,579	28,865	29,134
Income from continuing operations	3,356	2,720	1,465	1,167	2,211
Cumulative effect of change in accounting principle, after-tax	(175)	(15)	(331)	(9)	—
Net income	3,181	2,705	1,134	1,158	2,211
Net income per share:
Diluted:
Income before cumulative effect of change in accounting principle, after-tax	4.79	3.85	2.06	1.61	2.95
Cumulative effect of change in accounting principle, after-tax	(0.25)	(0.02)	(0.46)	(0.01)	—
Net income	4.54	3.83	1.60	1.60	2.95
Basic:
Income before cumulative effect of change in accounting principle, after-tax	4.82	3.87	2.07	1.62	2.97
Cumulative effect of change in accounting principle, after-tax	(0.25)	(0.02)	(0.47)	(0.01)	—
Net income	4.57	3.85	1.60	1.61	2.97
Dividends declared per share	1.12	0.92	0.84	0.76	0.68
Redemption of Shareholder rights	—	0.01	—	—	—
Consolidated Financial Position
Investments	$115,530	$103,081	$90,650	$79,876	$74,483
Total assets	149,725	134,142	117,426	109,175	104,808
Reserves for claims and claims expense, and life-contingent contract benefits and contractholder funds	86,801	75,805	67,697	59,194	54,197
Short-term debt	43	3	279	227	219
Long-term debt	5,291	5,073	3,961	3,694	3,112
Mandatorily redeemable preferred securities of subsidiary trusts(1)	—	—	200	200	750
Shareholders' equity	21,823	20,565	17,438	17,196	17,451
Shareholders' equity per diluted share	31.72	29.04	24.75	24.08	23.80
Property-Liability Operations
Premiums earned	25,989	24,677	23,361	22,197	21,871
Net investment income	1,773	1,677	1,656	1,745	1,814
Income before cumulative effect of change in accounting principle, after-tax	3,045	2,522	1,321	929	1,863
Cumulative effect of change in accounting principle, after-tax	—	(1)	(48)	(3)	—
Net income	3,045	2,521	1,273	926	1,863
Operating ratios(2)
Claims and claims expense ("loss") ratio	68.7	70.6	75.6	79.0	75.0
Expense ratio	24.3	24.0	23.3	23.9	24.2
Combined ratio	93.0	94.6	98.9	102.9	99.2
Allstate Financial Operations
Premiums and contract charges	$2,072	$2,304	$2,293	$2,230	$2,205
Net investment income	3,410	3,233	3,121	2,962	2,715
Income from continuing operations before cumulative effect of change in accounting principle, after-tax	421	322	261	369	469
Cumulative effect of change in accounting principle, after-tax	(175)	(17)	(283)	(6)	—
Net income (loss)	246	305	(22)	363	469
Investments including Separate Accounts	86,907	76,320	66,389	59,653	55,552

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

(2)
We use operating ratios to measure the profitability of our Property-Liability results. We believe that they enhance an investor's understanding of our profitability. They are calculated as follows: Claims and claims expense ("loss") ratio—the ratio of claims and claims expense to premiums earned. Loss ratios include the impact of catastrophe losses; Expense ratio—the ratio of amortization of DAC, operating costs and expenses and restructuring and related charges to premiums earned; Combined ratio—the ratio of claims and claims expense, amortization of DAC, operating costs and expenses and restructuring and related charges to premiums earned. The combined ratio is the sum of the loss ratio and the expense ratio. The difference between 100% and the combined ratio represents underwriting income as a percentage of premiums earned.

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

  •
  For Allstate Financial: premiums, deposits, gross margin including investment and benefit margins, the amortization of deferred policy acquisition costs, expenses, operating income, and invested assets;

  •
  For Investments: credit quality/experience, stability of long-term returns, cash flows and asset and liability duration;

  •
  For financial condition: our financial strength ratings, operating leverage and debt leverage; and

  •
  For product distribution: profitably growing distribution partner relationships and Allstate agent sales of all products and services.

        Net income increased in 2004 over 2003 due to higher Property-Liability net income. Net income increased in 2003 compared to 2002 due to higher Property-Liability and Allstate Financial net income. For further discussion of the results of our insurance segments, see the Property-Liability and Allstate Financial Highlights sections of this MD&A.

2004 HIGHLIGHTS

  •
  Net income increased 17.6% to $3.18 billion and net income per diluted share increased to $4.54.

  •
  Total revenues reached a record $33.94 billion, an increase of 5.6% compared to last year.

  •
  Property-Liability premiums earned increased 5.3% to $25.99 billion. The combined ratio improved 1.6 points to 93.0.

  •
  Pre-tax catastrophe losses in 2004 totaled $2.47 billion, primarily due to multiple hurricanes in the third quarter of 2004, with an impact to the combined ratio of 9.5 points, compared to $1.49 billion in 2003, with a combined ratio impact of 6.0 points.

  •
  Allstate Financial investments increased 15.3% due to the investment of cash provided by operating and financing activities, which included record annual contractholder fund deposits.

  •
  The $1.5 billion share repurchase program was completed in December 2004 and a total of $1.35 billion in shares were repurchased during the year. We announced a $4.0 billion share repurchase program to be completed in 2006.

  •
  Book value per share increased 9.2% to $31.72.

  •
  Return on equity improved 0.8 points to 15.0%.

CONSOLIDATED NET INCOME

	For the years ended December 31,
(in millions)	2004	2003	2002
Revenues
Property-liability insurance premiums	$25,989	$24,677	$23,361
Life and annuity premiums and contract charges	2,072	2,304	2,293
Net investment income	5,284	4,972	4,849
Realized capital gains and losses	591	196	(924)

Total revenues	33,936	32,149	29,579
Costs and expenses
Property-liability insurance claims and claims expense	(17,843)	(17,432)	(17,657)
Life and annuity contract benefits	(1,618)	(1,851)	(1,770)
Interest credited to contractholder funds	(2,001)	(1,846)	(1,764)
Amortization of deferred policy acquisition costs	(4,465)	(4,058)	(3,694)
Operating costs and expenses	(3,040)	(3,001)	(2,761)
Restructuring and related charges	(51)	(74)	(119)
Interest expense	(308)	(275)	(278)

Total costs and expenses	(29,326)	(28,537)	(28,043)
(Loss) gain on disposition of operations	(24)	(41)	4
Income tax expense	(1,230)	(846)	(65)
Dividends on preferred securities of subsidiary trust(s)	—	(5)	(10)
Cumulative effect of change in accounting principle, after-tax	(175)	(15)	(331)

Net income	$3,181	$2,705	$1,134

Property-Liability	$3,045	$2,521	$1,273
Allstate Financial	246	305	(22)
Corporate and Other	(110)	(121)	(117)

Net income	$3,181	$2,705	$1,134

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

        Investment Valuation    The fair value of publicly traded fixed income and equity securities is based on independent market quotations, whereas the fair value of non-publicly traded securities is based on either widely accepted pricing valuation models which use internally developed ratings and independent third party data as inputs or independent third party pricing sources. Factors used in our internally developed models, such as liquidity risk associated with privately-placed securities, are difficult to independently observe and to quantify. Because of this, judgment is required in developing certain of these estimates and, as a result, the estimated fair value of non-publicly traded securities may differ from amounts that would be realized upon an immediate sale of the securities.

        Periodic changes in fair values of investments classified as available for sale are reported as a component of accumulated other comprehensive income on the Consolidated Statements of Financial Position and are not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party, or when declines in fair values are deemed other than temporary. The assessment of other than temporary impairment of a security's fair value is performed on a case-by-case basis considering a wide range of factors. There are a number of assumptions and estimates inherent in assessing impairments and determining if they are other than temporary, including 1) our ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the duration and extent to which the fair value has been less than cost for equity securities or amortized cost for fixed income securities; 4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to later determine that an impairment is other than temporary, including 1) general economic conditions that are worse than previously assumed or that have a greater adverse effect on a particular issuer than originally estimated; 2) changes in the facts and circumstances related to a particular issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances or new information that we obtain which causes a change in our ability or intent to hold a security to maturity or until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholders' equity since the majority of our portfolio is held at fair value and as a result, any related unrealized loss, net of deferred acquisition costs, deferred sales inducement costs and tax, would already be reflected as accumulated other comprehensive income in shareholders' equity.

        For a more detailed discussion of the risks relating to changes in investment values and levels of investment impairment, and the potential causes of such changes, see Note 5 of the consolidated financial statements and the Investments, Market Risk, Enterprise Risk Management and Forward-looking Statements and Risk Factors sections of the MD&A.

        Derivative Instrument Hedge Effectiveness    In the normal course of business, we primarily use derivative financial instruments to reduce our exposure to market risk and in conjunction with asset/liability management, particularly in the Allstate Financial segment. The fair value of exchange traded derivative contracts is based on independent market quotations, whereas the fair value of non-exchange traded derivative contracts is based on either widely accepted pricing valuation models which use independent third party data as inputs or independent third party pricing sources.

        When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value, or foreign currency cash flow hedges. When designating a derivative as an accounting hedge, we formally document the hedging relationship, risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the assumptions used to assess how effective the hedging instrument is in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk. In the case of a cash flow hedge, this documentation includes the exposure to changes in the hedged transaction's variability in cash flows attributable to the hedged risk. We do not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, we confirm that the hedging instrument continues to be highly effective in offsetting the hedged risk. The determination of whether a hedging instrument is effective both at its inception and on an on-going basis requires a significant degree of judgment. For further discussion of these policies and quantification of the impact of these estimates and assumptions, see Note 6 of the consolidated financial statements and the Investments, Market Risk, Enterprise Risk Management and Forward-looking Statements and Risk Factors sections of the MD&A.

        Deferred Policy Acquisition Cost ("DAC") Amortization    We incur significant costs in connection with acquiring business. In accordance with generally accepted accounting principles ("GAAP"), costs that vary with and are primarily related to acquiring business are deferred and recorded as an asset on the Consolidated Statements of Financial Position.

        DAC related to property-liability contracts is amortized to income as premiums are earned, generally over periods of six to twelve months. The amortization methodology for DAC for Allstate Financial policies and contracts includes significant assumptions and estimates.

        DAC related to traditional life insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Assumptions relating to estimated premiums, investment income and realized capital gains and losses, as well as to all other aspects of DAC are determined based upon conditions as of the date of policy issuance and are generally not revised during the life of the policy. Any deviations from projected business in force, resulting from actual policy terminations differing from expected levels, and any estimated premium deficiencies, change the rate of amortization in the period such events occur.

        DAC related to interest-sensitive life, variable annuities and investment contracts is amortized in proportion to the incidence of the present value of estimated gross profits ("EGP") over the estimated lives of the contracts. Generally, the amortization period ranges from 15-30 years. However, an assumption for the rate of contract surrenders is also used, which results in the majority of the DAC being amortized over the surrender charge period. EGP consists of estimates of the following components: benefit margins primarily from mortality, including guaranteed minimum death, income and accumulation benefits; investment margin including realized capital gains and losses; and contract administration, surrender and other contract charges, less maintenance expenses.

        For variable annuity and life contracts, the most significant assumptions involved in determining EGP are the expected separate accounts fund performance after fees, surrender rates, lapse rates, and investment and mortality margins. Our long-term assumption of separate accounts fund performance net of fees is approximately 8%. Whenever actual separate accounts fund performance, based on the two most recent years, varies from 8%, we project performance levels over the next five years such that the mean return over that seven-year period equals the long-term 8% assumption. This process is referred to as "reversion to the mean" and is commonly used by the life insurance industry. Although the use of a reversion to the mean assumption is common within the industry, the parameters used in the methodology are subject to judgment and vary between companies. For example, when applying this assumption we do not allow the mean future rates of return after fees projected over the five-year period to exceed 12.75% or fall below 0%. Revisions to EGPs result in changes in the cumulative amounts expensed as a component of amortization of DAC in the period in which the revision is made. This is commonly known as "DAC unlocking".

        For quantification of the impact of these estimates and assumptions on Allstate Financial, see the Allstate Financial Segment and Forward-looking Statements and Risk Factors sections of the MD&A and Note 2 of the consolidated financial statements.

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

        We believe our net loss reserves are appropriately established based on available facts, technology, laws and regulations. We calculate and record a single best reserve estimate, in conformance with generally accepted actuarial standards, for each line of insurance, its components (coverages and perils), and state, for reported losses and for IBNR losses. The aggregation of these estimates forms the reserve liability recorded in the Consolidated Statements of Financial Position. Based on our products and coverages, historical experience, and stochastic modeling of actuarial chain ladder methodologies used to develop reserve estimates, we estimate that the potential variability of our Allstate Protection reserves, within a reasonable probability of other possible outcomes, may be plus or minus 4.3%, or plus or minus $400 million in net income. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these amounts.

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

        For further discussion of these policies and quantification of the impact of reserve estimates, reserve reestimates and assumptions, see Notes 7 and 13 of the consolidated financial statements and the Catastrophe Losses, Property-Liability Claims and Claims Expense Reserves and Forward-looking Statements and Risk Factors sections of the MD&A.

        Reserve for Life-Contingent Contract Benefits Estimation    Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when establishing the reserve for life-contingent contract benefits. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Future investment yield assumptions are determined at the time the policy is issued based upon prevailing investment yields as well as estimated reinvestment yields. Mortality, morbidity and policy termination assumptions are based on our experience and industry experience prevailing at the time the policies are issued. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period.

        For further discussion of these policies see Note 8 of the consolidated financial statements and the Forward-looking Statements and Risk Factors section of the MD&A.

PROPERTY-LIABILITY 2004 HIGHLIGHTS

  •
  Premiums written, an operating measure that is defined and reconciled to premiums earned on page 32, reached a record $26.53 billion during 2004. Compared to last year, premiums written increased 5.3% due to increases in the number of policies in force ("PIF") for the Allstate brand standard auto of 5.5% and homeowners of 6.4% and higher average premiums. Allstate brand standard auto and homeowners new business premiums increased 19.6% and 19.8%, respectively compared to December 31, 2003.

  •
  Underwriting income for Property-Liability was $1.83 billion in 2004 compared to $1.33 billion in 2003, with a combined ratio improvement of 1.6 points to 93.0. These improvements were the result of higher premiums earned, favorable claim frequencies excluding catastrophes, and favorable Allstate Protection reserve reestimates partially offset by higher catastrophe losses and increased severity of current year claims.

  •
  Catastrophe losses in 2004 totaled $2.47 billion compared to $1.49 billion in 2003. The effect of catastrophe losses on the loss ratio was 9.5 and 6.0 points in 2004 and 2003, respectively.

  •
  As a result of profit improvement actions, the Encompass brand combined ratio improved 8.2 points in 2004 to 93.7, while Encompass brand standard auto PIF declined 5.8% compared to December 31, 2003.

PROPERTY-LIABILITY OPERATIONS

        Overview    Our Property-Liability operations consist of two business segments: Allstate Protection and Discontinued Lines and Coverages. Allstate Protection is comprised of two brands, the Allstate brand and Encompass brand. The Encompass brand name replaced the name Ivantage beginning in the third quarter of 2004. Allstate Protection is principally engaged in the sale of personal property and casualty insurance, primarily private passenger auto and homeowners insurance, to individuals in the United States and Canada. Discontinued Lines and Coverages includes results from insurance coverage that we no longer write and results for certain commercial and other businesses in run-off. These segments are consistent with the groupings of financial information that management uses to evaluate performance and to determine the allocation of resources.

        Underwriting income (loss), a measure that is not based on GAAP and is reconciled to net income on page 30, is calculated as premiums earned, less claims and claims expense ("losses"), amortization of DAC, operating costs and expenses and restructuring and related charges, as determined using GAAP. We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results. It is also an integral component of incentive compensation. It is useful for investors to evaluate the components of income separately and in the aggregate when reviewing performance. Underwriting income (loss) should not be considered as a substitute for net income and does not reflect the overall profitability of the business. Net income is the most directly comparable GAAP measure.

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

  •
  Effect of Discontinued Lines and Coverages on combined ratio—the ratio of claims and claims expense and other costs and expenses in the Discontinued Lines and Coverages segment to Property-Liability premiums earned. The sum of the effect of Discontinued Lines and Coverages on the combined ratio and the Allstate Protection combined ratio on page 40 is equal to the Property-Liability combined ratio.

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

        Summarized financial data, a reconciliation of underwriting income to net income and GAAP operating ratios for our Property-Liability operations for the years ended December 31, are presented in the following table.

(in millions, except ratios)	2004	2003	2002
Premiums written	$26,531	$25,187	$23,917

Revenues
Premiums earned	$25,989	$24,677	$23,361
Net investment income	1,773	1,677	1,656
Realized capital gains and losses	592	288	(496)

Total revenues	28,354	26,642	24,521
Costs and expenses
Claims and claims expense	(17,843)	(17,432)	(17,657)
Amortization of DAC	(3,874)	(3,520)	(3,216)
Operating costs and expenses	(2,396)	(2,326)	(2,108)
Restructuring and related charges	(46)	(67)	(117)

Total costs and expenses	(24,159)	(23,345)	(23,098)
Gain on disposition of operations	—	5	10
Income tax expense	(1,150)	(780)	(112)
Cumulative effect of change in accounting principle, after-tax	—	(1)	(48)

Net income	$3,045	$2,521	$1,273

Underwriting income	$1,830	$1,332	$263
Net investment income	1,773	1,677	1,656
Income tax expense on operations	(955)	(682)	(290)
Realized capital gains and losses, after-tax	397	192	(314)
Gain on disposition of operations, after-tax	—	3	6
Cumulative effect of change in accounting principle, after-tax	—	(1)	(48)

Net income	$3,045	$2,521	$1,273

Catastrophe losses	$2,468	$1,489	$731

GAAP operating ratios
Claims and claims expense ("loss") ratio	68.7	70.6	75.6
Expense ratio	24.3	24.0	23.3

Combined ratio	93.0	94.6	98.9

Effect of catastrophe losses on loss ratio	9.5	6.0	3.1

Effect of restructuring and related charges on expense ratio	0.2	0.3	0.5

Effect of Discontinued Lines and Coverages on combined ratio	2.5	2.3	1.0

ALLSTATE PROTECTION SEGMENT

        Overview and Strategy    Our goal for the Allstate Protection segment is to grow and achieve profitability that produces attractive returns on our auto and homeowners insurance products. We are seeking, through the utilization of our distribution channels, Tiered Pricing and consumer marketing, to attract and retain high lifetime value customers who will potentially provide favorable prospects for profitability over the course of their relationship with us. We continue to enhance technology to integrate our distribution channels, improve customer service, facilitate the introduction of new products and services and reduce infrastructure costs related to supporting agencies and handling claims. We have aligned agency and management compensation and the overall strategies of the Allstate brand to best serve our customers by basing certain incentives on Allstate brand profitability and growth and sales of Allstate Financial products. Beginning in 2003, we implemented and maintained a broader marketing approach throughout the U.S. These actions and others are designed to optimize the effectiveness of our distribution and service channels by increasing the productivity of the Allstate brand's exclusive agencies and The Good Hands® Network.

        The Encompass brand business sells private passenger auto and homeowners insurance to individuals through independent agencies. Encompass brand includes standard auto and homeowners products with the EncompassSM brand name and non-standard auto products with the Deerbrook® brand name. Our strategy for the Encompass brand focuses on growing profitably, and growing in select markets, in part by using Tiered Pricing. The integration of Encompass policies onto Allstate systems has resulted in a different counting process for PIF. As a result, percent changes in PIF and average premium and the renewal ratio are subject to some distortion until the integration has been in place for a full year.

        Our sophisticated process for segmenting a market ("Tiered Pricing"), and underwriting are designed to enhance both our competitive position and profit potential, and produce a broader range of premiums that is more refined than the range generated by the standard/non-standard model. Tiered Pricing includes our Strategic Risk Management ("SRM") program which considers, to the extent legally permissible, insurance scoring based on information that is obtained from credit reports as well as a number of other risk evaluation factors. At the same time, we continue to expand the number of tiers with successive rating program releases, resulting in a diminishing capacity to draw meaningful comparisons to historical presentations.

        Our rating plans for private passenger auto insurance are no longer consistently segregated into standard plans and non-standard plans. In some states, we have implemented Tiered Pricing and modified our underwriting criteria in a way that allows us to write what may be considered both standard and non-standard business with one tiered-rating plan, which may also be considered a standard rating plan designed to accommodate non-standard risks. As we continue to use Tiered Pricing and underwriting, the distinctions between standard and non-standard will become less important in certain states. For this reason we are shifting our managerial focus to auto, which is the sum of standard auto and non-standard auto. We also believe it is useful for investors to analyze auto results that aggregate our standard and non-standard business. However, we will continue to provide results for standard and non-standard auto. Generally, standard auto customers are expected to have lower risks of loss than non-standard auto customers.

        Substantially all of new and approximately 65% of renewal business written for Allstate brand auto uses Tiered Pricing. For Allstate brand homeowners, approximately 65% of new and 35% of renewal business written uses Tiered Pricing. For Allstate brand auto and homeowners business written under Tiered Pricing, our results indicate an increase in retention and a shift toward more customers who we consider high lifetime value and who generate more favorable loss results.

        Another element of our strategy for our homeowners insurance business is to target customers whose risk of loss provides the best opportunity for profitable growth, including managing exposure on policies in areas where the potential loss from catastrophes exceeds acceptable levels. This includes a continual reevaluation of our countrywide catastrophe risk management strategies for hurricanes and earthquakes. Homeowners product pricing is typically intended to establish returns that we deem acceptable over a long-term period. Losses, including losses from catastrophic events and weather-related losses (such as wind, hail, lightning, freeze and water losses not meeting our criteria to be declared a catastrophe), are accrued on an occurrence basis within the policy period. Therefore, in any reporting period, loss experience from catastrophic events and weather-related losses may contribute to negative or positive underwriting performance relative to the expectations we incorporated into the products' pricing. Accordingly, homeowners products are more capital intensive than other personal lines products.

        Allstate Protection's goal is to achieve pricing targets comprising a competitive combined ratio and return on equity. Our primary strategies to achieve this goal include continuing our efforts to seek approval for rate changes for all Allstate Protection products in all jurisdictions where we believe such changes are needed and can be obtained based on rate indicators, such as our projected claim frequency and severity experience and expense levels, and to pursue other actions affecting our profitability such as improving our underwriting and claims processes.

        Premiums written, an operating measure, is the amount of premiums charged for policies issued during a fiscal period. Premiums earned is a GAAP measure. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums on our Consolidated Statements of Financial Position. Since the Allstate brand policy periods are typically 6 months for auto and 12 months for homeowners, Encompass auto and homeowners policy periods are typically 12 months and Deerbrook auto policy periods are typically 6 months, rate changes taken during 2004 and 2003 will generally be recognized in premiums earned over a period of 6 to 24 months. During this period, premiums written at a higher rate will cause an increase in the balance of unearned premiums on our Consolidated Statements of Financial Position.

        The following table shows the unearned premium balance at December 31 and the timeframe in which we expect to recognize these premiums as earned.

			% earned after
(in millions)	2004	2003	90 days	180 days	270 days	360 days
Allstate brand:
Standard auto	$3,703	$3,481	74.5%	99.0%	99.8%	100.0%
Non-standard auto	455	497	73.0%	98.0%	99.5%	100.0%

Auto	4,158	3,978	74.4%	98.9%	99.7%	100.0%
Homeowners	3,029	2,736	43.1%	75.4%	94.1%	100.0%
Other personal lines	1,309	1,245	44.2%	75.9%	94.3%	100.0%

Total Allstate brand	8,496	7,959	58.7%	87.0%	96.9%	100.0%
Encompass brand:
Standard auto	606	602	44.3%	76.1%	94.3%	100.0%
Non-standard auto (Deerbrook)	36	45	75.1%	100.0%	100.0%	100.0%

Auto	642	647	46.1%	77.4%	94.6%	100.0%
Homeowners	289	266	43.3%	75.2%	94.0%	100.0%
Other personal lines	78	67	43.4%	75.2%	94.1%	100.0%

Total Encompass brand	1,009	980	45.1%	76.6%	94.4%	100.0%

Total Allstate Protection unearned premiums	$9,505	$8,939	57.2%	85.9%	96.6%	100.0%

        A reconciliation of premiums written to premiums earned for the years ended December 31 is presented in the following table.

(in millions)	2004	2003	2002
Premiums written:
Allstate Protection	$26,527	$25,175	$23,910
Discontinued Lines and Coverages	4	12	7

Property-Liability premiums written(1)	26,531	25,187	23,917
(Increase) decrease in unearned premiums	(608)	(581)	(556)
Other	66	71	—

Property-Liability premiums earned	$25,989	$24,677	$23,361

Premiums earned:
Allstate Protection	$25,983	$24,664	$23,351
Discontinued Lines and Coverages	6	13	10

Property-Liability	$25,989	$24,677	$23,361

(1)
In 2004, growth in Property-Liability premiums written was negatively impacted by accruals for premium refunds in standard auto and reinsurance transactions in homeowners totaling 0.4%.

        Premiums written by brand are shown in the following table.

	2004			2003			2002
(in millions)	New	Renewal	Total	New	Renewal	Total	New	Renewal	Total
Allstate brand:
Standard auto	$1,314	$13,177	$14,491	$1,099	$12,533	$13,632	$941	$11,884	$12,825
Non-standard auto	276	1,501	1,777	275	1,700	1,975	384	1,953	2,337

Auto	1,590	14,678	16,268	1,374	14,233	15,607	1,325	13,837	15,162
Homeowners	823	4,816	5,639	687	4,466	5,153	493	4,160	4,653
Other personal lines	562	1,989	2,551	551	1,842	2,393	454	1,754	2,208

Total Allstate brand	2,975	21,483	24,458	2,612	20,541	23,153	2,272	19,751	22,023
Encompass brand:
Standard auto	230	982	1,212	149	1,053	1,202	123	1,072	1,195
Non-standard auto (Deerbrook)	52	101	153	83	87	170	76	38	114

Auto	282	1,083	1,365	232	1,140	1,372	199	1,110	1,309
Homeowners	71	481	552	44	466	510	31	453	484
Other personal lines	40	112	152	41	99	140	8	86	94

Total Encompass brand	393	1,676	2,069	317	1,705	2,022	238	1,649	1,887

Total Allstate Protection premiums written	$3,368	$23,159	$26,527	$2,929	$22,246	$25,175	$2,510	$21,400	$23,910

        Standard auto premiums written increased 5.9% to $15.70 billion in 2004 from $14.83 billion in 2003, following a 5.8% increase in 2003 from $14.02 billion in 2002.

	Allstate brand			Encompass brand
Standard Auto
	2004	2003	2002	2004	2003	2002
New business premiums ($ millions)	$1,314	$1,099	$941	$230	$149	$123
New business premiums (% change)	19.6	16.8	(13.7)	54.4	21.1	0.8
Renewal business premiums ($ millions)	$13,177	$12,533	$11,884	$982	$1,053	$1,072
Renewal ratio(1)(2)	90.8	89.7	88.5	77.1	83.7	83.7
PIF (% change)(1)(2)	5.5	1.5	(3.5)	(5.8)	(6.4)	(6.4)
Average premium (% change)(1)(2)	1.2	6.7	8.6	17.5	11.9	5.9

(1)
Allstate brand statistic excludes business written in Canada and written by Allstate Motor Club.

(2)
Revised to reflect new counting methodology for Encompass brand. PIF, renewal ratio and average gross premium are subject to some distortion due to continued integration of systems.

        The increase in Allstate brand standard auto PIF in 2004 when compared to 2003 is primarily the result of increases in new business due to the implementation of a broader marketing approach in most of the U.S. and an increased renewal ratio, which management believes is related to reduced rate activity and improved customer loyalty. Although growth in new business remains above prior year, this trend leveled off during 2004. Sequential growth of Allstate brand standard auto PIF for the last four quarters has averaged 1.4% each quarter. New business comparisons also reflect the July 2003 implementation of our new rating plan in the California market. The increase in the Allstate brand standard auto average premium in 2004 compared to 2003 is primarily due to higher average renewal premiums. The rate of increase in average premium has declined in 2004 due to the decrease in rate activity. The reduced level of rate changes in the current year are due to declines in frequency and severity as discussed in the Underwriting Results section. The increase in the Allstate brand standard auto average premium in 2003 when compared to 2002 is primarily due to higher average renewal premiums. Higher average renewal premiums resulted from rate actions taken in the last three years and, to a lesser degree, a normal shift by policyholders to newer and more expensive autos. The increases in new business premiums, PIF and the renewal ratio in 2003 compared to 2002 are due to an improved loss ratio driving more modest need for rate increases and to the implementation of a broader marketing approach in most of the U.S.

        Encompass brand standard auto new business premiums written increased in 2004 when compared to 2003 and renewal business premiums written decreased in 2004 when compared to 2003 primarily due to increases in new PIF and rate activity, the effect of which is declining due to the decrease in rate change activity. Encompass brand standard auto premiums written increased in 2003 when compared to 2002 primarily due to profit improvement actions resulting in increased average premium per policy, partially offset by fewer PIF. Increased average premiums per policy were related to rate actions taken during the last three years. We expect the rate of decline in Encompass brand standard auto PIF to moderate. Our improved profitability has positioned us to pursue growth opportunities in this channel.

        The following table shows the net rate changes that were approved for standard auto during 2004.

	# of States		Weighted Average Rate Change (%)(1)	Annual Impact of Rate Changes on State Specific Premiums Written (%)(2)
Allstate brand	23		1.3	3.3
Encompass brand	29	(3)	2.8	4.4

(1)
Represents the impact in the states where rate changes were approved during 2004 as a percentage of total countrywide year-end premiums written.

(2)
Represents the impact in the states where rate changes were approved during 2004 as a percentage of total year-end premiums written in those states.

(3)
Includes Washington D.C.

        Non-standard auto premiums written decreased 10.0% to $1.93 billion in 2004 from $2.15 billion in 2003, following a 12.5% decrease in 2003 from $2.45 billion in 2002.

	Allstate brand			Encompass brand (Deerbrook)
Non-Standard Auto
	2004	2003	2002	2004	2003	2002
New business premiums ($ millions)	$276	$275	$384	$52	$83	$76
New business premiums (% change)	0.4	(28.4)	(23.0)	(37.3)	9.2	—
Renewal business premiums ($ millions)	$1,501	$1,700	$1,953	$101	$87	$38
Renewal ratio(1)	78.2	74.1	73.1	61.6	56.7	53.0
PIF (% change)(1)	(11.4)	(16.6)	(20.6)	(12.1)	26.8	170.4
Average premium (% change)(1)	1.7	3.8	12.2	(5.8)	(0.5)	14.9

(1)
Allstate brand statistic excludes business written in Canada.

        Declines in Allstate brand non-standard auto renewal business premiums during 2004 and 2003 were due to a decline in PIF. Renewal PIF declined because new business production was insufficient to make up for an inherently low renewal ratio in this business, and new business PIF declined due to continued agent focus on our standard auto business. In 2004, the increase in average premium declined due to the decrease in rate activity.

        Encompass brand (Deerbrook) non-standard premiums written have decreased slightly in 2004 compared to 2003 primarily due to declines in new business. Deerbrook non-standard renewal business premiums increased in 2003 due to the re-entry of Deerbrook in the non-standard market during 2002.

        The following table shows the net rate changes that were approved for non-standard auto during 2004.

	# of States	Weighted Average Rate Change (%)(1)	Annual Impact of Rate Changes on State Specific Premiums Written (%)(2)
Allstate brand	8	1.6	4.6
Encompass brand (Deerbrook)	9	2.1	3.8

(1)
Represents the impact in the states where rate changes were approved during 2004 as a percentage of total countrywide year-end premiums written.

(2)
Represents the impact in the states where rate changes were approved during 2004 as a percentage of total year-end premiums written in those states.

        Auto premiums written increased 3.9% to $17.63 billion in 2004 from $16.98 billion in 2003, following a 3.1% increase in 2003 from $16.47 billion in 2002. Auto includes standard auto and non-standard auto business.

	Allstate brand			Encompass brand
Auto
	2004	2003	2002	2004	2003	2002
New business premiums ($ millions)	$1,590	$1,374	$1,325	$282	$232	$199
New business premiums (% change)	15.7	3.7	(16.6)	21.6	16.6	48.5
Renewal business premiums ($ millions)	$14,678	$14,233	$13,837	$1,083	$1,140	$1,110
Renewal ratio(1)(2)	89.7	88.0	86.6	74.6	79.9	81.6
PIF (% change)(1)(2)	4.1	(0.2)	(5.5)	(6.4)	(4.0)	(1.6)
Average premium (% change)(1)(2)	0.5	5.2	8.0	14.1	9.8	6.1

(1)
Allstate brand statistic excludes business written in Canada and written by Allstate Motor Club.

(2)
Revised to reflect new counting methodology for Encompass brand. PIF, renewal ratio and average gross premium are subject to some distortion due to continued integration of systems.

        The following table shows the net rate changes that were approved for auto (standard and non-standard) during 2004.

	# of States		Weighted Average Rate Change (%)(1)	Annual Impact of Rate Changes on State Specific Premiums Written (%)(2)
Allstate brand	26		1.3	3.4
Encompass brand	34	(3)	2.7	4.3

(1)
Represents the impact in the states where rate changes were approved during 2004 as a percentage of total countrywide year-end premiums written.

(2)
Represents the impact in the states where rate changes were approved during 2004 as a percentage of total year-end premiums written in those states.

(3)
Includes Washington D.C.

        Homeowners premiums written increased 9.3% to $6.19 billion in 2004 from $5.66 billion in 2003, following a 10.2% increase in 2003 from $5.14 billion in 2002.

	Allstate brand			Encompass brand
Homeowners
	2004	2003	2002	2004	2003	2002
New business premiums ($ millions)	$823	$687	$493	$71	$44	$31
New business premiums (% change)	19.8	39.4	9.8	61.4	41.9	24.0
Renewal business premiums ($ millions)	$4,816	$4,466	$4,160	$481	$466	$453
Renewal ratio(1)(2)	88.4	87.5	87.9	88.5	87.9	86.8
PIF (% change)(1)(2)	6.4	3.4	(0.5)	2.1	(4.5)	(6.2)
Average premium (% change)(1)(2)	3.7	6.5	19.8	12.7	11.8	13.3

(1)
Allstate brand statistic excludes business written in Canada.

(2)
Revised to reflect new counting methodology for Encompass brand. PIF, renewal ratio and average gross premium are subject to some distortion due to continued integration of systems.

        The Allstate brand homeowners PIF increase in 2004 compared to 2003 is the result of the increases in new business due to a broader marketing approach in most of the U.S. and an increased renewal ratio, which management believes is related to reduced rate activity and increased customer loyalty. Due to recent hurricanes, beginning in September 2004, we have curtailed our acceptance of new business in Florida, which will continue to adversely impact our growth in new business premiums. Sequential growth of Allstate brand homeowners PIF for the last four quarters has averaged 1.6% each quarter. The increases in average premium during 2004 and 2003 were primarily due to higher average renewal premiums in both years. Higher average renewal premiums were related to increasing home values, along with rate actions taken in the current and prior year. The reduced level of rate changes in the current year are due to declines in frequency and severity as discussed in the Underwriting Results section. The Allstate brand homeowners PIF increase in 2003 compared to 2002 was the result of the increased competitiveness of our underwriting practices, products and rates in the homeowners market.

        Encompass brand homeowners new business premiums written increased in 2004 compared to 2003 due to increases in PIF and average premium. Increases in Encompass brand homeowners average premium were due to rate actions taken during the current and prior year.

        The following table shows the net rate changes that were approved for homeowners during 2004.

	# of States		Weighted Average Rate Change (%)(1)	Annual Impact of Rate Changes on State Specific Premiums Written (%)(2)
Allstate brand	11		0.3	3.3
Encompass brand	31	(3)	9.3	6.2

(1)
Represents the impact in the states where rate changes were approved during 2004 as a percentage of total countrywide year-end premiums written.

(2)
Represents the impact in the states where rate changes were approved during 2004 as a percentage of total year-end premiums written in those states.

(3)
Includes Washington D.C.

        Premiums earned by brand are shown in the following table.

	Allstate brand			Encompass brand			Total Allstate Protection
(in millions)	2004	2003	2002	2004	2003	2002	2004	2003	2002
Standard auto	$14,290	$13,406	$12,667	$1,208	$1,195	$1,194	$15,498	$14,601	$13,861
Non-standard auto	1,823	2,075	2,413	161	163	89	1,984	2,238	2,502

Auto	16,113	15,481	15,080	1,369	1,358	1,283	17,482	16,839	16,363
Homeowners	5,349	4,892	4,275	529	494	470	5,878	5,386	4,745
Other	2,482	2,316	2,147	141	123	96	2,623	2,439	2,243

Total	$23,944	$22,689	$21,502	$2,039	$1,975	$1,849	$25,983	$24,664	$23,351

        Underwriting results are shown in the following table.

(in millions)	2004	2003	2002
Premiums written	$26,527	$25,175	$23,910

Premiums earned	$25,983	$24,664	$23,351
Claims and claims expense	(17,208)	(16,858)	(17,424)
Amortization of DAC	(3,874)	(3,520)	(3,216)
Other costs and expenses	(2,387)	(2,316)	(2,097)
Restructuring and related charges	(46)	(67)	(117)

Underwriting income	$2,468	$1,903	$497

Catastrophe losses	$2,468	$1,489	$731

Underwriting income (loss) by brand
Allstate brand	$2,340	$1,941	$681
Encompass brand	128	(38)	(184)

Underwriting income	$2,468	$1,903	$497

        Allstate Protection generated underwriting income of $2.47 billion during 2004 compared to $1.90 billion in 2003. The increase in underwriting income was the result of increased premiums earned, declines in auto and homeowners claim frequency (rate of claim occurrence) excluding catastrophes and favorable reserve reestimates related to prior years, partially offset by higher catastrophe losses, increased operating costs and expenses and increased current year claim severity (average cost per claim). For further discussion and quantification of the impact of reserve estimates, reserve reestimates and assumptions, see the Property-Liability Claims and Claims Expense Reserves section of the MD&A.

        Claims and claims expense during 2004 includes estimated catastrophe losses of $2.00 billion, net of recoveries from the Florida Hurricane Catastrophe Fund ("FHCF"), related to hurricanes Charley, Frances, Ivan, and Jeanne. This estimate includes net losses on personal lines auto and property policies and net losses on commercial policies. For a further discussion of catastrophe losses, see page 42.

        Allstate Protection generated underwriting income of $1.90 billion during 2003 compared to $497 million in 2002. The increase in underwriting income was the result of increased premiums earned, declines in auto and homeowners claim frequency and favorable prior year reserve reestimates, partially offset by increased catastrophe losses, increased operating costs and expenses and increased current year claim severity.

        Changes in auto current year claim severity are generally influenced by inflation in the medical and auto repair sectors of the economy. We mitigate these effects through various loss management programs. Injury claims are affected largely by medical cost inflation while physical damage claims are affected largely by auto repair cost inflation and used car prices. Our rate of increase in incurred injury claim severity during 2004 and 2003 was lower than the relevant medical cost indices. We believe our claim settlement initiatives, such as improvements to the claim settlement process, medical management programs, the use of special investigative units to detect fraud and handle suspect claims, litigation management and defense strategies, as well as various loss management initiatives underway, contribute positively to the mitigation of injury severity trends. However, auto injury claim severity could offset the success of these programs; therefore, we will continue to pursue claim mitigation programs.

        For auto physical damage coverages, we monitor our rate of increase in average cost per claim against a weighted average of the Body Work price index and the Used Car price index. In 2004, our rate of increase in incurred physical damage current year claim severity was generally lower than the weighted index. In 2003, our rate of increase in incurred physical damage current year claim severity was generally higher than the weighted index. We believe that results were favorably impacted by the application of enhanced claim settlement practices for auto physical damage claims. Accordingly, we continue to pursue various loss management initiatives that we expect to contribute positively to the mitigation of physical damage severity trends. However, during 2003 the increase in auto physical damage claim severity more than offset the success of these programs.

        Changes in homeowners current year claim severity are generally influenced by inflation in the cost of building materials, the cost of construction and property repair services, the cost of replacing home furnishings and other contents, the types of claims that qualify for coverage, deductibles and other economic and environmental factors. In 2004 and 2003, we experienced an increase in homeowners severity compared to prior year. We employ various loss management programs to mitigate the effect of these factors; however, homeowners severity may increase, offsetting the success of these programs. We have also taken numerous actions that we expect to contribute to profitable trends in the homeowners loss ratio.

        Loss ratios are a measure of profitability. Loss ratios by product, and expense and combined ratios by brand, are shown in the following table. These ratios are defined on page 29.

	Loss Ratio			Effect of Catastrophe Losses on the Loss Ratio
	2004	2003	2002	2004	2003	2002
Allstate brand loss ratio:
Standard auto	64.4	70.1	74.9	0.7	1.4	0.7
Non-standard auto	53.9	65.6	72.4	0.9	0.7	0.3
Auto	63.2	69.5	74.5	0.7	1.3	0.6
Homeowners	67.4	63.2	75.8	29.2	21.8	12.0
Other	84.6	68.1	70.7	27.7	5.6	3.3
Total Allstate brand loss ratio	66.3	68.0	74.4	9.8	6.2	3.2
Allstate brand expense ratio	23.9	23.5	22.5

Allstate brand combined ratio	90.2	91.5	96.9

Encompass brand loss ratio:
Standard auto	61.3	69.4	79.1	0.5	0.7	0.5
Non-standard auto (Deerbrook)	75.8	84.7	109.0	0.6	0.7	—
Auto	63.1	71.2	81.1	0.6	0.7	0.4
Homeowners	63.7	76.7	75.1	16.4	16.6	10.4
Other	84.4	71.5	40.6	5.7	4.0	3.1
Encompass brand loss ratio	64.7	72.6	77.5	5.1	4.9	3.1
Encompass brand expense ratio	29.0	29.3	32.5

Encompass brand combined ratio	93.7	101.9	110.0

Total Allstate Protection loss ratio	66.2	68.4	74.6	9.5	6.0	3.1
Allstate Protection expense ratio	24.3	23.9	23.3

Allstate Protection combined ratio	90.5	92.3	97.9

        Standard auto loss ratio declined 5.7 points for the Allstate brand and 8.1 points for the Encompass brand in 2004 when compared to 2003. These declines were due to higher premiums earned, favorable reserve reestimates related to prior years and lower claim frequency, partially offset by higher current year claim severity. Standard auto claim frequency in the fourth quarter of 2004 increased slightly over the prior year quarter due to weather related events in the last two weeks of 2004; however, our underlying frequency trends remain favorable. In 2003, the Allstate brand standard auto loss ratio declined 4.8 points and the Encompass brand standard auto loss ratio declined 9.7 points when compared to 2002. The declines in 2003 were due to higher premiums earned, lower claim frequency and favorable reserve reestimates related to prior years, partially offset by higher catastrophe losses and claim severity.

        Non-standard auto loss ratio declined 11.7 points for the Allstate brand and 8.9 points for Encompass brand in 2004 when compared to 2003. These declines were due to favorable reserve reestimates related to prior years and lower claim frequency, partially offset by higher current year claim severity. In 2003, the Allstate brand non-standard loss ratio declined 6.8 points and the Encompass brand non-standard loss ratio declined 24.3 points. These declines were due to lower claim frequency, favorable reserve reestimates and higher premiums earned in Encompass brand, partially offset by higher catastrophe losses and higher claim severities.

        Auto loss ratio declined 6.3 points for the Allstate brand and 8.1 points for the Encompass brand in 2004 when compared to 2003. These declines were due to favorable reserve reestimates related to prior years, lower claim frequency and higher premiums earned for Allstate brand, partially offset by higher current year claim severity. In 2003, the Allstate brand auto loss ratio declined 5.0 points and the Encompass brand auto loss ratio declined 9.9 points when compared to 2002. These declines were due to higher premiums earned and lower claim frequency and favorable reserve reestimates, partially offset by higher catastrophe losses and claim severity.

        Homeowners loss ratio increased 4.2 points for the Allstate brand and declined 13.0 points for the Encompass brand in 2004 when compared to 2003. These fluctuations were due to higher catastrophes partially offset by higher premiums earned, favorable reserve reestimates related to prior years and lower claim frequency, excluding catastrophes for the Allstate brand, and higher current year claim severity. In 2003, the Allstate brand loss ratio declined 12.6 points and the Encompass brand loss ratio increased 1.6 points when compared to 2002. These fluctuations were due to higher premiums earned, lower claim frequency and favorable reserve reestimates for the Allstate brand, including lower than anticipated losses in Texas related to mold claims, offset by increased catastrophe losses, higher claim severity and higher reserve reestimates for Encompass brand. Allstate brand incurred losses related to mold claims in Texas were negligible in 2003 compared to losses of $326 million in 2002.

        For homeowners, we implemented programs such as market or state-specific product designs, rate increases, underwriting and rating changes, discontinuation of specific coverages, specific policy language clarifying coverage for mold claims and loss management initiatives to improve the profitability of this business. Because of the success of these programs we returned this business to profitability in 2003, although volatility in underwriting results during 2004 was caused by catastrophes.

        Expense ratio for Allstate Protection increased in 2004 compared to 2003 due to higher amortization of DAC resulting from higher agent incentives and increases in marketing expense. Higher agent incentives were based on higher underlying profitability and increases in premium written. Expense ratio for Allstate Protection increased in 2003 compared to 2002 due to higher agent incentives, marketing expenditures, charitable contributions and employee-related expenses.

        The impact of specific costs and expenses on the expense ratio is included in the following table.

	Allstate brand			Encompass brand
	2004	2003	2002	2004	2003	2002
Amortization of DAC	14.5	13.9	13.3	19.6	19.1	19.8
Other costs and expenses	9.2	9.3	8.7	9.0	9.9	12.6
Restructuring and related charges	0.2	0.3	0.5	0.4	0.3	0.1

Total expense ratio	23.9	23.5	22.5	29.0	29.3	32.5

        The expense ratio for the standard auto and homeowners businesses generally approximate the total Allstate Protection expense ratio of 24.3 in 2004, 23.9 in 2003 and 23.3 in 2002. The expense ratio for the non-standard auto business generally is lower than the total Allstate Protection expense ratio due to lower agent commission rates and higher average premiums for non-standard auto as compared to standard auto. The Encompass brand expense ratio is higher on average than the expense ratio of the Allstate brand due to higher commission rates and licensing fees paid to CNA Financial Corporation.

        Allstate Protection underwriting income was impacted by restructuring charges. For a more detailed discussion of these charges, see Note 12 of the consolidated financial statements. Net income was also favorably impacted in 2003 by adjustments for prior year tax liabilities totaling $69 million.

        DAC    We establish a DAC asset for costs that vary with and are primarily related to acquiring business, principally agents' remuneration, premium taxes, certain underwriting and direct mail solicitation expenses. For the Allstate Protection business, DAC is amortized to income consistent with the timeframes in which premiums are earned.

        The balance of DAC for each product type at December 31, is included in the following table.

	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2004	2003	2004	2003	2004	2003
Standard auto	$537	$491	$123	$112	$660	$603
Non-standard auto	62	63	4	5	66	68

Auto	599	554	127	117	726	671
Homeowners	447	392	61	52	508	444
Other personal lines	213	198	13	12	226	210

Total DAC	$1,259	$1,144	$201	$181	$1,460	$1,325

        Catastrophe Losses are an inherent risk of the property-liability insurance industry that have contributed, and will continue to contribute, to potentially material year-to-year fluctuations in our results of operations and financial position. We define a "catastrophe" as an event that produces pre-tax losses before reinsurance in excess of $1 million and involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time following the event. Catastrophes are caused by various natural events including earthquakes, volcanoes, wildfires, tornadoes, hailstorms, hurricanes, tropical storms, high winds and winter storms. We are also exposed to human-made catastrophic events, such as certain acts of terrorism or industrial accidents. The nature and level of catastrophes in any period cannot be predicted.

        Over time we have limited our aggregate insurance exposure to catastrophe losses in certain regions of the country that are subject to high levels of natural catastrophes. Actions we have taken to limit our exposure include purchase of reinsurance in certain states; restricting the amount and location of new business; limiting the availability of certain policy coverages; placing policies with third parties; and increasing our participation in catastrophe pools. However, the impact of these actions may be diminished by the growth in insured values, the effect of state insurance laws and regulations and by the effect of competitive considerations. We have also requested and received rate increases and have expanded the use of hurricane, tropical cyclone and earthquake deductibles in certain regions that are subject to high levels of catastrophes.

        We consider the greatest areas of potential catastrophe losses due to hurricanes to be major metropolitan centers near the eastern and gulf coasts of the United States, and the greatest areas of potential catastrophe losses due to earthquakes to be California, areas surrounding the New Madrid fault system in the Midwest and faults in and surrounding Seattle, Washington and Charleston, South Carolina. For further disclosure of our participation in the FHCF, Citizens Property Insurance Corporation and the California Earthquake Authority ("CEA"), which limit our exposure to catastrophes in certain areas, see Notes 9 and 13 of the consolidated financial statements.

        We include catastrophe losses in property-liability claims and claims expense. As a result, catastrophe losses affect both our underwriting results and loss ratios. During 2004, catastrophe losses totaled $2.47 billion, compared to catastrophe losses of $1.49 billion in 2003 and $731 million in 2002. Of the $2.47 billion of catastrophe losses incurred during 2004, $2.00 billion related to hurricanes Charley, Frances, Ivan and Jeanne, which struck portions of Florida, the southeastern seaboard, and other parts of the United States.

        Estimates of losses from hurricanes Charley, Frances, Ivan and Jeanne at December 31, 2004 are shown in the table below:

(in millions) Personal Lines	Gross Losses	FHCF Recoveries	Net Losses
Charley (August 13)	$756	($323)	$433
Frances (September 3)	650	(235)	415
Ivan (September 14)	576	(47)	529
Jeanne (September 25)	330	—	330

Subtotal	$2,312	($605)	1,707
Commercial	393	(98)	295

Total Loss Estimate	$2,705	$(703)	$2,002

        Since our preliminary provision for losses of $1.64 billion, net of recoveries from the FHCF, as of September 30, 2004, we revised our provision for these four hurricane losses to $2.00 billion, net of recoveries from the FHCF, as of December 31, 2004. Estimates of losses for these storms were increased due to increased estimates of claim severity on personal lines and commercial property claims in Florida. When the initial estimates for these storms were prepared in the third quarter, these storms had only recently occurred, very few losses had been paid, and due to the extensive devastation and massive scale of these storms, it was not possible to gain access to and physically inspect a sufficiently large portion of claims. During the fourth quarter, property inspections were completed by claim adjusters and, consequently, we were able to develop more accurate assessments of the actual cost of physical damages. A significant amount of these losses have been paid.

        Estimates of gross qualifying personal property losses for Charley, Frances and Ivan have exceeded the $312 million per occurrence FHCF retention, thus permitting reimbursement of 90% of qualifying losses above the retention. For Jeanne, estimated qualifying property losses are $279 million, which is below the FHCF retention. Estimates of qualifying commercial habitational property losses for Charley and Frances have exceeded the $30 million per occurrence FHCF retention. For Ivan and Jeanne, estimated qualifying commercial habitational property losses are $27 million and $14 million, respectively, which are below the FHCF retention. For all of the storms, any adverse development of losses not qualifying for FHCF reimbursement will adversely impact net income if and when determined.

        The current estimates of losses for these storms have a much greater degree of certainty than previous estimates, which were prepared shortly after these storms occurred. However, there are still factors and complications that may cause future development of these estimates to be either favorable or unfavorable. Among other things, there are still claims to be reported; we are still evaluating the impact in communities that were hit by more than one hurricane; and our evaluation of losses is complicated by the fact that property damage resulted from both flooding, which Allstate policies do not cover, and high winds, which Allstate policies typically do cover. In addition, because of increased demand for services and supplies in the areas affected by the hurricanes and the length of time required to repair the damage, our loss estimates may not accurately reflect inflated costs of repair. Finally, the net loss estimates could be affected by the amount of FHCF reimbursements actually received.

        Historical Catastrophe Experience    In the last 13 years, the average annual impact of catastrophes on our Property-Liability loss ratio was 6.5 pts. However, this average does not reflect the impact of some of the more significant actions we have taken to limit our catastrophe exposure. Consequently, we think it is useful to consider the impact of catastrophes after excluding losses that are now substantially covered by the CEA, FHCF or placed with a third party. The average annual impact of all catastrophes, excluding losses from Hurricanes Andrew and Iniki and losses from California earthquakes, on our Property-Liability loss ratio was 4.4 during the last 13 years. Comparatively, the average annual impact of catastrophes on the homeowners loss ratio over the last 12 years, excluding losses from Hurricane Andrew, California earthquakes and Hawaii hurricanes during that period was 16.3 points, with an impact of 16.2 in areas bordering the eastern and gulf coasts with hurricane exposure and an impact of 16.5 in all other areas.

Allstate Protection Outlook

  •
  We expect to see continued growth of Allstate brand auto premiums written due to increased PIF resulting from increases in the number and productivity of agents representing us, increased advertising effectiveness and higher customer loyalty partially offset by consistent average gross premiums.

  •
  We will continue to review our homeowners business in order to determine its potential for future profitability. Our review may result in actions designed to limit our catastrophe risk such as increased purchases of reinsurance, increased rates or limitations on new business writings.

  •
  As a result of the four hurricanes in Florida and their very adverse financial impacts and in an effort to mitigate our exposure to catastrophe risk, we are currently evaluating various actions that could negatively impact the level of homeowners premiums written and profitability. The actions under consideration include continued suspension of writing new business, purchasing additional reinsurance and other actions to reduce exposure to hurricanes, including placing policies with third parties, increasing rates, and advancing proposals for legislative reform. Additionally, the state of Florida has taken other actions that could negatively impact our level of homeowners premiums written and profitability, including changing to seasonal hurricane deductibles, discouraging insurance companies from increasing rates and not allowing non-renewal of policies.

  •
  We expect to experience premium growth in the Encompass brand during 2005 since we have attained profitability in this business.

  •
  We expect that volatility in the level of catastrophes or claim frequency we experience will contribute to variation in our underwriting results.

  •
  We will continue to examine our expenses for additional areas where costs may be reduced. Any reductions in costs we achieve, however, may be offset by the costs of other new initiatives, such as increased expenditures for technology. We expect advertising expenses in 2005 to be comparable to 2004 expenses, which were approximately $275 million, but will be more focused on our target customers. In addition, other factors may increase our expenses, including an adverse market impact on net periodic pension cost, increases in other benefit expenses and guaranty fund assessments.

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

        Summarized underwriting results for the years ended December 31, are presented in the following table.

(in millions)	2004	2003	2002
Premiums written	$4	$12	$7

Premiums earned	$6	$13	$10
Claims and claims expense	(635)	(574)	(233)
Other costs and expenses	(9)	(10)	(11)

Underwriting loss	$(638)	$(571)	$(234)

        During 2004, the underwriting loss was primarily due to reestimates of asbestos reserves totaling $463 million, and an increase of $136 million in the allowance for future uncollectible reinsurance. The cost of administering claims settlements totaled $22 million, $23 million and $39 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        During 2003, the underwriting loss was also primarily due to our annual review of reserves for asbestos, environmental, and other discontinued lines exposures, resulting in an increase in reserves totaling $514 million, including increases for asbestos of $442 million, $34 million due to new information received for two manufacturing insureds in bankruptcy, and $38 million for an excess insurance policyholder who submitted new and unanticipated claims that were for previously not designated, and therefore unexpected, coverage years.

        See the Property-Liability Claims and Claims Expense Reserves for a more detailed discussion.

Discontinued Lines and Coverages Outlook

  •
  We may continue to experience asbestos losses in the future. These losses could be due to the potential adverse impact of new information relating to new and additional claims or the impact of resolving unsettled claims based on unanticipated events such as litigation or legislative, judicial and regulatory actions. Because of our annual "ground up" review, we believe that our reserves are appropriately established based on available information, technology, laws and regulations.

PROPERTY-LIABILITY INVESTMENT RESULTS

        Net investment income increased 5.7% in 2004 when compared to last year, after increasing 1.3% in 2003 when compared to 2002. These increases were due to higher portfolio balances resulting from positive cash flows from operations and investment activities and higher income from partnerships, partially offset by lower portfolio yields.

        The following table presents the average pre-tax investment yields(1) for the year ended December 31.

	2004	2003	2002
Fixed income securities: tax-exempt	5.4%	5.5%	5.6%
Fixed income securities: tax-exempt equivalent	7.9	7.8	8.0
Fixed income securities: taxable	5.2	5.5	6.5
Equity securities	4.6	4.4	3.9
Mortgage loans	5.5	7.7	5.8
Total portfolio	5.1	5.3	5.6

(1)
Pre-tax yield is calculated as annualized investment income (including dividend income in the case of equity securities) divided by the average of the beginning and end of period investment balances. Amortized cost basis is used to calculate the average investment balance for fixed income securities and mortgage loans. Cost is used for equity securities.

        Net realized capital gains and losses, after-tax were $397 million in 2004 compared to $192 million in 2003 and $(314) million in 2002. The following table presents the factors driving the net realized capital gains and losses results.

(in millions)	2004	2003	2002
Investment write-downs	$(46)	$(110)	$(148)
Dispositions	697	385	(129)
Valuation of derivative instruments	10	10	(24)
Settlements of derivative instruments	(69)	3	(195)

Realized capital gains and losses, pretax	592	288	(496)
Income tax (expense) benefit	(195)	(96)	182

Realized capital gains and losses, after-tax	$397	$192	$(314)

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

        The facts and circumstances leading to our reestimate of reserves relate to revisions to the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual losses are different than that predicted by the estimated development factors used in prior reserve estimates. At December 31, 2004, the impact of a reserve reestimation resulting in a one percent increase in net reserves would be a decrease of approximately $110 million in net income. A reserve reestimation resulting in a one percent decrease in net reserves would increase net income by approximately $110 million. For a further description of our reserving policies and the potential variability in our reserve estimates, see the Application of Critical Accounting Policies section of the MD&A.

        For Allstate Protection, at each reporting date the highest degree of uncertainty in estimates of losses arises from claims remaining to be settled for the current accident year and the most recent preceding accident year. The greatest degree of uncertainty exists in the current accident year because, at the end of the current accident year, the percentage of losses that have not been reported or settled and that consequently must be estimated, is higher than it will be as time elapses. Most of these losses relate to damaged property such as automobiles and to medical care for injuries from accidents. During the first year after the end of an accident year, a large portion of the total losses for that accident year are settled. When accident year losses paid through the end of the first year following the accident year are incorporated into updated actuarial estimates, the trends inherent in the settlement of claims emerge more clearly. Consequently, this is the point in time at which we tend to make our largest reestimates of losses for an accident year. After the second year, the losses that we pay for an accident year typically relate to claims that are more difficult to settle, such as those involving serious injuries or litigation. Private passenger auto insurance provides a good illustration of the uncertainty of future loss estimates: our typical annual percentage payout of reserves (estimated losses) for an accident year is approximately 45% in the first year after the end of the accident year, 25% in the second year, 10% in the third year, 10% in the fourth year, and the remaining 10% thereafter.

        The table below shows total net reserves as of December 31, 2004, 2003 and 2002 for Allstate brand, Encompass brand and Discontinued Lines and Coverages lines of business.

(in millions)	2004	2003	2002
Allstate brand	$13,204	$12,866	$12,361
Encompass brand	1,230	1,277	1,227

Total Allstate Protection	$14,434	$14,143	$13,588
Discontinued Lines and Coverages	2,327	1,837	1,430

Total Property-Liability	$16,761	$15,980	$15,018

        The table below shows net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2004, 2003 and 2002, and the effect of reestimates in each year.

	2004		2003		2002
(in millions)	Jan 1 Reserves	Reserve Reestimate	Jan 1 Reserves	Reserve Reestimate	Jan 1 Reserves	Reserve Reestimate
Allstate brand	$12,866	$(872)	$12,361	$(209)	$12,092	$386
Encompass brand	1,277	7	1,227	36	1,247	68

Total Allstate Protection	$14,143	$(865)	$13,588	$(173)	$13,339	$454
Discontinued Lines and Coverages	1,837	635	1,430	574	1,494	231

Total Property-Liability	$15,980	$(230)	$15,018	$401	$14,833	$685

Reserve reestimates, after-tax		$(150)		$261		$445

Net income		3,181		2,705		1,134

Reserve reestimates as a % of net income		4.7%		(9.6)%		(39.2)%

Allstate Protection

        The table below shows Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2004, 2003 and 2002, and the effect of reestimates in each year.

	2004		2003		2002
(in millions)	Jan 1 Reserves	Reserve Reestimate	Jan 1 Reserves	Reserve Reestimate	Jan 1 Reserves	Reserve Reestimate
Auto	$10,419	$(657)	$10,378	$(221)	$10,339	$44
Homeowners	1,873	(169)	1,664	13	1,488	367
Other Lines	1,851	(39)	1,546	35	1,512	43

Total Allstate Protection	$14,143	$(865)	$13,588	$(173)	$13,339	$454

Underwriting income (loss)		2,468		1,903		497

Reserve reestimates as a % of underwriting income (loss)		35.0%		9.1%		(91.3)%

        Auto reserve reestimates in 2004 and 2003 were primarily the result of auto injury severity development in 2003 and 2002 that was better than expected and late reported loss development that was better than expected due to lower frequency trends in recent years. Auto reserve reestimates in 2002 were primarily due to increasing severity trends for automobile repair and medical costs of $55 million for Encompass brand operations and $17 million for Canadian operations, partially offset by reduced reserve reestimates for the Allstate brand.

        Homeowners reserve reestimates in 2004 were primarily due to late reported loss development that was better than expected. Homeowners reserve reestimates in 2003 were primarily due to severity development that was greater than expected and additional losses from the 1994 Northridge earthquake, partially offset by the release of reserves due to lower than anticipated losses in Texas related to mold claims.

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

        Other lines reserve reestimates in 2004, 2003, and 2002 were primarily the result of claim severity development different than anticipated in previous estimates.

        Pending, new and closed claims for Allstate Protection, for the years ended December 31, are summarized in the following table.

Number of Claims	2004	2003	2002
Auto
Pending, beginning of year	569,549	635,304	684,324
New	5,367,891	5,480,516	5,973,807
Total closed	(5,386,229)	(5,546,271)	(6,022,827)

Pending, end of year	551,211	569,549	635,304

Homeowners
Pending, beginning of year	62,080	87,058	87,743
New	995,569	962,673	966,023
Total closed	(972,739)	(987,651)	(966,708)

Pending, end of year	84,910	62,080	87,058

Other lines
Pending, beginning of year	46,671	53,117	53,851
New	385,298	356,037	386,453
Total closed	(371,397)	(362,483)	(387,187)

Pending, end of year	60,572	46,671	53,117

Total Allstate Protection
Pending, beginning of year	678,300	775,479	825,918
New	6,748,758	6,799,226	7,326,283
Total closed	(6,730,365)	(6,896,405)	(7,376,722)

Pending, end of year	696,693	678,300	775,479

        We believe the net loss reserves for Allstate Protection exposures are appropriately established based on available facts, technology, laws and regulations.

        The following tables reflect the accident years to which the reestimates shown above are applicable for Allstate brand, Encompass brand and Discontinued Lines and Coverages lines of business. Favorable reserve reestimates are shown in these tables in parentheses.

2004 Prior year reserve reestimates

(in millions)	1994 & Prior	1995	1996	1997	1998	1999	2000	2001	2002	2003	Total
Allstate brand	$131	$28	$11	$(11)	$(26)	$(57)	$(102)	$(105)	$(192)	$(549)	$(872)
Encompass brand	(4)	—	—	—	—	8	10	2	9	(18)	7

Total Allstate Protection	127	28	11	(11)	(26)	(49)	(92)	(103)	(183)	(567)	(865)
Discontinued Lines and Coverages	635	—	—	—	—	—	—	—	—	—	635

Total Property-Liability	$762	$28	$11	$(11)	$(26)	$(49)	$(92)	$(103)	$(183)	$(567)	$(230)

2003 Prior year reserve reestimates

(in millions)	1993 & Prior	1994	1995	1996	1997	1998	1999	2000	2001	2002	Total
Allstate brand	$50	$38	$7	$17	$19	$26	$4	$(21)	$(78)	$(271)	$(209)
Encompass brand	(2)	—	—	—	—	—	—	12	10	16	36

Total Allstate Protection	48	38	7	17	19	26	4	(9)	(68)	(255)	(173)
Discontinued Lines and Coverages	574	—	—	—	—	—	—	—	—	—	574

Total Property-Liability	$622	$38	$7	$17	$19	$26	$4	$(9)	$(68)	$(255)	$401

2002 Prior year reserve reestimates

(in millions)	1992 & Prior	1993	1994	1995	1996	1997	1998	1999	2000	2001	Total
Allstate brand	$(3)	$(6)	$25	$4	$1	$(14)	$(4)	$2	$57	$324	$386
Encompass brand	—	—	—	—	—	—	—	17	23	28	68

Total Allstate Protection	(3)	(6)	25	4	1	(14)	(4)	19	80	352	454
Discontinued Lines and Coverages	231	—	—	—	—	—	—	—	—	—	231

Total Property-Liability	$228	$(6)	$25	$4	$1	$(14)	$(4)	$19	$80	$352	$685

        Allstate brand      The Allstate brand experienced $872 million of favorable prior year reserve reestimates in 2004. This was primarily due to auto injury severity development that was better than expected and late reported loss development that was better than expected due to lower frequency trends in recent years.

        The Allstate brand experienced $209 million of favorable prior year reserve reestimates in 2003. This was primarily due to auto injury severity and late reported loss development that was better than expected and the release of reserves due to lower than anticipated losses in Texas related to mold claims.

        The Allstate brand experienced $386 million of unfavorable prior year reserve reestimates in 2002. This was primarily due to $338 million of homeowners reestimates resulting from claim severity development and late reported losses that were greater than what was anticipated in previous reserve estimates, including $169 million related to mold claims in Texas and $25 million for settlement of losses remaining from the 1994 Northridge earthquake. Reestimates of reserves from prior years for auto and other businesses were $48 million for the year, of which $20 million was for Canadian business reserves. These reestimates were primarily due to increasing inflationary pressures on auto severities and for some of the small non-auto products.

        These trends are primarily responsible for revisions to loss development factors, as previously described, used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Because these trends cause actual losses to differ from those predicted by the estimated development factors used in prior reserve estimates, reserves are revised as actuarial studies validate new trends, based on the indications of updated development factor calculations.

        The impact of these reestimates on the Allstate brand underwriting income (loss) is shown in the table below.

(in millions)	2004	2003	2002
Reserve reestimates	$872	$209	$(386)
Allstate brand underwriting income (loss)	2,340	1,941	681
Reserve reestimates as a % of underwriting income (loss)	37.3%	10.8%	(56.7)%

        Encompass brand      Reserve reestimates in 2004, 2003 and 2002 were related to higher than anticipated claim settlement costs.

        The impact of these reestimates on the Encompass brand underwriting (loss) income is shown in the table below.

(in millions)	2004	2003	2002
Reserve reestimates	$(7)	$(36)	$(68)
Encompass brand underwriting (loss) income	128	(38)	(184)
Reserve reestimates as a % of underwriting (loss) income	(5.5)%	(94.7)%	(37.0)%

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

        Reserve reestimates for the Discontinued Lines and Coverages, as shown in the table below, were increased primarily for asbestos in 2004 and 2003, and for asbestos, environmental and other discontinued lines losses in 2002.

	2004		2003		2002
(in millions)	Jan 1 Reserves	Reserve Reestimate	Jan 1 Reserves	Reserve Reestimate	Jan 1 Reserves	Reserve Reestimate
Asbestos Claims	$1,079	$463	$635	$520	$675	$121
Environmental Claims	257	—	304	2	343	26
Other Discontinued Lines	501	172	491	52	476	84

Total Discontinued Lines and Coverages	$1,837	$635	$1,430	$574	$1,494	$231

Underwriting (loss) income		(638)		(571)		(234)

Reserve reestimates as a % of underwriting (loss) income		(99.5)%		(100.5)%		(98.7)%

        Reserve additions for asbestos in 2004, totaling $463 million, were primarily for products-related coverage. This increase essentially was a result of a continuing level of increased claim activity being reported by excess insurance policyholders with existing active claims, and reestimates of liabilities for increased assumed reinsurance cessions, as ceding companies (other insurance carriers) also experienced increased claim activity. Increased claim activity over prior estimates has also resulted in an increased estimate for future claims reported. These trends are consistent with the trends of other carriers in the industry, which we believe are related to increased publicity and awareness of coverage, ongoing litigation, potential congressional activity and bankruptcy actions. During 2004, reserve reestimates, including an increase in the allowance for future uncollectible reinsurance recoverables, included $150 million for other discontinued lines exposures in run-off, and $22 million related to the cost of administering claim settlements and miscellaneous run-off exposures.

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

	2004		2003		2002
(in millions, except ratios)	Gross	Net	Gross	Net	Gross	Net
Asbestos claims
Beginning reserves	$1,583	$1,079	$904	$635	$929	$675
Incurred claims and claims expense	971	463	800	520	180	121
Claims and claims expense paid	(127)	(78)	(121)	(76)	(205)	(161)

Ending reserves	$2,427	$1,464	$1,583	$1,079	$904	$635

Annual survival ratio	19.1	18.8	13.1	14.2	4.4	3.9

3-year survival ratio	16.1	13.9	11.1	10.9	5.3	5.1

Environmental claims
Beginning reserves	$315	$257	$393	$304	$444	$343
Incurred claims and claims expense	1	—	—	2	34	26
Claims and claims expense paid	(35)	(25)	(78)	(49)	(85)	(65)

Ending reserves	$281	$232	$315	$257	$393	$304

Annual survival ratio	8.1	9.1	4.0	5.2	4.6	4.7

3-year survival ratio	4.3	5.0	4.3	5.0	5.4	5.1

Combined environmental and asbestos claims
Annual survival ratio	16.7	16.4	9.5	10.7	4.5	4.2

3-year survival ratio	12.5	11.2	8.8	8.9	5.3	5.1

Percentage of IBNR in ending reserves		61.6%		59.9%		53.5%

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

        In 2004 and 2003, the asbestos survival ratios improved due to higher reserve balances and relatively low payments. In 2004, the environmental survival ratios improved due to lower claim payments paid, while in 2003 the ratios declined slightly due to a lower reserve balance.

        The total commutations, policy buy-backs, and settlement agreements and the survival ratios for asbestos and environmental claims for 2004, 2003 and 2002 excluding these commutations, policy buy-backs, and settlement agreements, are represented in the following table.

	2004		2003		2002
(in millions, except ratios)	Gross	Net	Gross	Net	Gross	Net
Asbestos claims
Commutations, policy buy-backs & settlement agreements	$32	$22	$54	$33	$118	$102
Annual survival ratio	25.2	25.5	22.7	24.2	9.5	10.3

3-year survival ratio	31.7	28.4	21.9	22.2	11.0	12.5

Environmental claims
Commutations, policy buy-backs & settlement agreements	$22	$14	$42	$24	$29	$22
Annual survival ratio	21.7	20.7	8.4	10.0	6.6	6.9

3-year survival ratio	9.7	10.0	7.7	8.4	9.7	9.5

Combined environmental and asbestos claims
Total commutations, policy buy-backs & settlement agreements	$54	$36	$96	$57	$147	$124
Annual survival ratio	24.8	24.7	17.7	19.0	8.4	8.9

3-year survival ratio	25.6	22.6	16.7	16.9	10.6	11.3

        Our three-year net average survival ratio excluding commutations, policy buy-backs, and settlement agreements is viewed to be another measure of current reserve adequacy. Now at 28.4 years for asbestos as of December 31, 2004, we consider it to represent a strong reserve position. A one-year increase in the three-year average asbestos survival ratio at December 31, 2004 would require an after-tax increase in reserves of approximately $34 million.

        Our net asbestos reserves by type of exposure and total reserve additions are shown in the following table.

	December 31, 2004			December 31, 2003				December 31, 2002
(in millions)	Active Policy- holders	Net Reserves	% of Reserves	Active Policy- holders	Net Reserves		% of Reserves	Active Policy- holders	Net Reserves	% of Reserves
Direct policyholders:
—Primary	52	$23	2%	52	$28		3%	40	$16	2%
—Excess	322	297	20	286	201		19	240	87	14

Total	374	320	22%	338	229		22%	280	103	16%

Assumed reinsurance		222	15		191		17		173	27
IBNR claims		922	63		659		61		359	57

Total net reserves		$1,464	100%		$1,079		100%		$635	100%

Total reserve additions		$463			$514	(1)			$121

(1)
Excludes a $6 million increase in the allowance for future uncollectible reinsurance recoverables.

        During the last three years, 211 direct primary and excess policyholders reported new claims, and 99 policyholders were closed, increasing the number of active policyholders by 112 during the period. The 112 increase comprised 36 from 2004, 58 from 2003 and 18 from 2002. The increase of 36 from 2004 included 64 new policyholders reporting new claims and 28 policyholders' claims were closed. Reserve additions for asbestos for the year ended December 31, 2004, totaled $463 million and included the following factors:

  •
  Direct primary insurance net reserves decreased by $5 million. We were not a significant direct primary insurer and did not insure any of the large asbestos manufacturers on a direct primary insurance basis.

  •
  Direct excess insurance net reserves increased by $96 million for policyholders with existing active claims. The increase in existing active claims was attributable to an increase in the number of claims filed against direct excess insureds.

  •
  Assumed reinsurance net reserves increased by $31 million for increased cessions as ceding companies (other insurance carriers) also experienced increased claim activity. Many of the insureds that reported claims to us on their direct excess insurance coverages also reported claims to carriers included in our assumed reinsurance exposure. The number of reported new claims is shown in the following table.

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
New Claims(1)	361	265	197

    (1)
    New claims are defined as the aggregate number of policyholders with claims reported by all ceding companies.

  •
  IBNR net reserves increased by $263 million in anticipation of continued claims activity. At December 31, 2004 IBNR represented 63.0% of total asbestos reserves, 2 points higher than at December 31, 2003. IBNR reserves are estimated to provide for probable future unfavorable reserve development of known claims and future reporting of additional unknown claims from current and new direct active insurance policyholders and ceding companies.

        Our non-products case reserves represent approximately 3.9% of total asbestos case reserves. We do not anticipate significant changes in this percentage as insureds' retentions associated with excess insurance programs and assumed reinsurance exposure are seldom exceeded. We did not write direct primary insurance on policyholders with the potential for significant non-products-related loss exposure.

        For environmental exposures, a comprehensive "ground up" review, using processes similar to those used for the asbestos review, is also conducted in the third quarter of each year. The analysis performed in 2004 and 2003 produced essentially no change in reserve estimates. Environmental loss emergence in 2002 was primarily due to losses from one large reinsurance contract and a few other direct losses. In past years environmental reestimates have been favorable.

        Pending, new, total closed and closed without payment claims for asbestos and environmental exposures for the years ended December 31, are summarized in the following table.

Number of Claims	2004	2003	2002
Asbestos
Pending, beginning of year	8,210	6,900	6,426
New	1,959	2,267	1,165
Total closed	(1,539)	(957)	(691)

Pending, end of year	8,630	8,210	6,900

Closed without payment	805	594	444

Environmental
Pending, beginning of year	6,100	7,352	8,486
New	1,125	954	845
Total closed	(1,450)	(2,206)	(1,979)

Pending, end of year	5,775	6,100	7,352

Closed without payment	1,006	1,776	1,442

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

(in millions)	2004	2003	2002
Other mass torts	$205	$234	$236
Workers' compensation	152	132	137
Commercial and other	274	135	118

Other discontinued lines	$631	$501	$491

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

        We believe that our reserves are appropriately established based on assessments of pertinent factors and characteristics of exposure (e.g. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, assuming no change in the legal, legislative or economic environment. Another comprehensive "ground up" review will be completed in the third quarter of 2005, as well as assessments each quarter to determine if any intervening significant events or developments require an interim adjustment to reserves.

        Property-Liability Reinsurance Ceded    We participate in various reinsurance mechanisms, including industry pools and facilities, and have purchased reinsurance to mitigate long-tail liability lines, including environmental, asbestos and other discontinued lines exposures. We retain primary liability as a direct insurer for all risks ceded to reinsurers.

        The impacts of reinsurance on our reserve for claims and claims expense at December 31 are summarized in the following table, net of allowances we have established for uncollectible amounts.

	Gross claims and claims expense reserves		Reinsurance recoverable on paid and unpaid claims, net
(in millions)	2004	2003	2004	2003
Industry pools and facilities	$2,217	$902	$1,596	$829
Asbestos and environmental	2,708	1,898	1,045	636
Other including allowance for future uncollectible reinsurance recoverables	14,413	14,914	86	439

Total Property-Liability	$19,338	$17,714	$2,727	$1,904

        When purchasing reinsurance, we evaluate the financial condition of the reinsurer, as well as the terms and price of coverage. Estimating amounts of reinsurance recoverables is also impacted by the uncertainties involved in the establishment of loss reserves. We believe the recoverables are appropriately established; however, as our underlying reserves continue to develop, the amount ultimately recoverable may vary from amounts currently recorded. We regularly evaluate the reinsurers and the respective amounts recoverable, and a provision for uncollectible reinsurance is recorded if needed.

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

        The allowance for uncollectible reinsurance relates to Discontinued Lines and Coverages reinsurance recoverables and was $230 million and $101 million at December 31, 2004 and 2003, respectively. These amounts represent 16.9% and 8.6%, respectively of the related reinsurance recoverable balances. The increase in 2004 is due to potential uncollectible reinsurance related to the asbestos reserve increase and the refinement of our bad debt allowance to provide a greater allowance for companies who have reorganized to segregate asbestos, environmental, and other discontinued lines exposures into separate legal entities with dedicated capital.

        The ten largest reinsurance recoverable balances are shown in the following table at December 31, net of allowances we have established for uncollectible amounts.

	A.M. Best Financial Strength Rating	Reinsurance recoverable on paid and unpaid claims, net
(in millions)		2004	2003
Industry pools and facilities
Michigan Catastrophic Claim Association ("MCCA")	N/A	$831	$560
New Jersey Unsatisfied Claim and Judgment Fund	N/A	176	186
North Carolina Reinsurance Facility	N/A	73	66
Florida Hurricane Catastrophe Fund	N/A	486	—
Other	N/A	30	17

Total		1,596	829

Asbestos and environmental and Other
Lloyd's of London ("Lloyd's")	A	236	112
Employers Reinsurance Corporation	A	87	87
Turegum Vers.Ges.Ag	N/A	52	38
ACE American Reinsurance Corporation	B+	44	32
New England Reinsurance Corporation	N/A	51	32
Odyssey Reinsurance Corporation	A	52	26
Other, including allowance for future uncollectible reinsurance recoverables	N/A	609	748

Total		1,131	1,075

Total Property-Liability		$2,727	$1,904

        For a detailed description of the MCCA and Lloyd's, see Note 9 of the consolidated financial statements. At December 31, 2004, no other amount due or estimated to be due from any single Property-Liability reinsurer was in excess of $29 million. We enter into certain inter-company insurance and reinsurance transactions for the Property-Liability operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant inter-company transactions have been eliminated in consolidation.

ALLSTATE FINANCIAL 2004 HIGHLIGHTS

  •
  Allstate Financial revenues increased 0.6% in 2004 compared to 2003. Increased net investment income, higher contract charges and improved realized capital gains and losses, were offset by lower premiums resulting from the disposal of substantially all of our direct response distribution business and a decline in premiums on immediate annuities with life contingencies.

  •
  Income before cumulative effect of change in accounting principle, after-tax, increased 30.7% in 2004 compared to 2003 as higher revenues and lower contract benefits and operating costs and expenses were partially offset by higher interest credited and DAC amortization. Net income decreased to $246 million in 2004 from $305 million in 2003. This decrease was attributable to a $175 million after-tax charge related to the cumulative effect of a change in accounting principle for Statement of Position No. 03-1, "Accounting and Reporting by Insurance Enterprises for Certain

    Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"), which was adopted on January 1, 2004.

  •
  Total investments increased 15.3% in 2004 due to the investment of cash provided by operating and financing activities, which included record annual contractholder fund deposits.

  •
  Contractholder fund deposits totaled $13.88 billion for 2004 compared to $10.63 billion in 2003. The increase of $3.25 billion was primarily attributable to deposits from fixed annuities, interest-sensitive life policies and institutional funding agreements.

  •
  When comparing 2004 to 2003, the disposal of substantially all of our direct response distribution business resulted in the following impacts to the Consolidated Statements of Operations:

(in millions)
Favorable (unfavorable):
Total revenues	$(233)
Contract benefits	122
Amortization of DAC	37
Operating costs and expenses	73
Loss on disposition of operations	24
Income tax expense	(8)

Net income	$15

ALLSTATE FINANCIAL SEGMENT

        Overview and Strategy    The Allstate Financial segment is a major provider of life insurance, retirement and investment products to individual and institutional customers. Allstate Financial's mission is to assist financial services professionals in meeting their clients' financial protection, savings and retirement needs by providing top-tier products delivered with reliable and efficient service.

        We will pursue the following to grow our current business profitably: maintain and develop focused, top-tier products; deepen distribution partner relationships; improve our cost structure; and advance our systematic risk management program. Allstate Financial also leverages the strength of the Allstate brand name across products and distribution channels.

        Our individual retail product line includes a wide variety of products designed to meet the financial protection, savings and retirement needs of our customers. Individual retail products include traditional life, interest-sensitive life, supplemental accident and health insurance, variable life, long-term care insurance, variable and fixed annuities and funding agreements backing retail medium-term notes ("RMTNs"). Banking products and services are also offered to customers through the Allstate Bank. Individual retail products are sold through a variety of distribution channels including Allstate exclusive agencies, independent agents (including master brokerage agencies and workplace enrolling agents), and financial service firms such as banks, broker/dealers and specialized structured settlement brokers. Allstate Bank products can also be obtained directly through the Internet and a toll-free number. Our institutional product line consists primarily of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors.

        Summarized financial data for the years ended December 31 is presented in the following table.

(in millions)	2004	2003	2002
Revenues
Life and annuity premiums and contract charges	$2,072	$2,304	$2,293
Net investment income	3,410	3,233	3,121
Realized capital gains and losses	1	(85)	(432)

Total revenues	5,483	5,452	4,982
Costs and expenses
Contract benefits	(1,618)	(1,851)	(1,770)
Interest credited to contractholder funds	(2,001)	(1,846)	(1,764)
Amortization of DAC	(591)	(538)	(478)
Operating costs and expenses	(634)	(672)	(649)
Restructuring and related charges	(5)	(7)	(2)

Total costs and expenses	(4,849)	(4,914)	(4,663)
Loss on disposition of operations	(24)	(46)	(6)
Income tax expense	(189)	(170)	(52)

Income before cumulative effect of change in accounting principle, after-tax	421	322	261
Cumulative effect of change in accounting principle, after-tax	(175)	(17)	(283)

Net income (loss)	$246	$305	$(22)

Investments	$72,530	$62,895	$55,264
Separate Accounts assets	14,377	13,425	11,125

Investments, including Separate Accounts assets	$86,907	$76,320	$66,389

        Life and annuity premiums and contract charges    Premiums represent revenues generated from traditional life, immediate annuities with life contingencies, accident and health and other insurance products that have significant mortality or morbidity risk. Contract charges are revenues generated from interest-sensitive life, variable annuities, fixed annuities and institutional products for which deposits are classified as contractholder funds or separate accounts liabilities. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates. As a result, changes in contractholder funds and separate accounts liabilities are considered in the evaluation of growth and as indicators of future levels of revenues.

        The following table summarizes premiums and contract charges by product.

(in millions)	2004	2003	2002
Premiums
Traditional life	$321	$388	$403
Immediate annuities with life contingencies	316	413	416
Accident and health and other	408	564	552

Total premiums	1,045	1,365	1,371
Contract charges
Interest-sensitive life	729	688	672
Fixed annuities	52	37	32
Variable annuities	246	206	212
Institutional products	—	8	6

Total contract charges	1,027	939	922

Life and annuity premiums and contract charges	$2,072	$2,304	$2,293

        The following table summarizes premiums and contract charges by distribution channel.

(in millions)	2004	2003	2002
Premiums
Allstate agencies	$395	$319	$278
Independent agents	356	373	351
Specialized brokers	243	390	415
Direct marketing	51	283	327

Total premiums	1,045	1,365	1,371
Contract charges
Allstate agencies	462	440	429
Independent agents	301	279	271
Broker dealers	199	172	183
Banks	35	15	14
Specialized brokers	27	30	25
Direct marketing	3	3	—

Total contract charges	1,027	939	922

Life and annuity premiums and contract charges	$2,072	$2,304	$2,293

        Total premiums decreased 23.4% in 2004 compared to 2003. The decrease was primarily due to the disposal of substantially all of our direct response distribution business, which resulted in lower accident and health and other premiums and traditional life premiums. Additionally, 2004 reflects lower premiums on immediate annuities with life contingencies as underwriting actions taken in 2003 reduced the maximum premium received on individual contracts sold.

        Total premiums decreased 0.4% in 2003 compared to 2002. The decrease was primarily the result of the discontinuance of the majority of our direct response business in 2003, lower traditional life and immediate annuity premium, partially offset by higher premiums from supplemental accident and health and other products sold through the workplace.

        Contract charges increased 9.4% in 2004 compared to 2003. The increase was primarily due to higher contract charges on interest-sensitive life and variable annuities. The increase in the interest-sensitive life contract charges was attributable to in-force business growth resulting from deposits and credited interest more than offsetting contract charges, surrenders and benefits. Higher variable annuity contract charges were the result of increased average account values during 2004, reflecting positive investment results during 2003 and 2004. Variable annuity contract charges, as a percent of average separate account values, increased to 175 basis points in 2004 from 166 basis points in 2003 driven by increases in fees charged for our variable annuity benefits on the Allstate Advisor product in addition to a higher percentage of our in-force contracts providing these benefits.

        Contract charges increased 1.8% in 2003 compared to 2002. The slight increase was the result of higher interest-sensitive life contract charges resulting from in-force business growth, partially offset by lower variable annuity contract charges on lower average variable annuity account balances during the period. Variable annuity contract charges, as a percent of average separate account values, increased to 166 basis points in 2003 from 163 basis points in 2002 as a result of increases in benefit rider fee rates and utilization by contractholders.

        Contractholder funds represent interest-bearing liabilities arising from the sale of individual and institutional products, such as interest-sensitive life, fixed annuities, bank deposits and funding agreements. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract maturities, benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.

        The following table shows the changes in contractholder funds.

(in millions)	2004	2003	2002
Contractholder funds, beginning balance	$47,071	$40,751	$33,560
Impact of adoption of SOP 03-1(1)	421	—	—
Deposits
Fixed annuities (immediate and deferred)	7,322	5,266	4,971
Retail funding agreements	85	—	—
Institutional products (primarily funding agreements)	3,902	2,713	1,873
Interest-sensitive life	1,375	1,074	964
Variable annuity and life deposits allocated to fixed accounts	495	893	1,212
Bank and other deposits	701	681	498

Total deposits	13,880	10,627	9,518
Interest credited	1,991	1,846	1,764
Maturities, benefits, withdrawals and other adjustments
Maturities of institutional products	(2,518)	(2,163)	(1,056)
Benefits	(729)	(505)	(429)
Surrenders and partial withdrawals	(3,438)	(2,728)	(2,093)
Contract charges	(655)	(622)	(567)
Net transfers to separate accounts	(412)	(416)	(474)
Fair value hedge adjustments for institutional products	38	131	363
Other adjustments	60	150	165

Total maturities, benefits, withdrawals and other adjustments	(7,654)	(6,153)	(4,091)

Contractholder funds, ending balance	$55,709	$47,071	$40,751

(1)
The increase in contractholder funds due to the adoption of SOP 03-1 reflects the reclassification of certain products previously included as a component of separate accounts to contractholder funds, the reclassification of deferred sales inducements ("DSI") from contractholder funds to other assets and the establishment of reserves for certain liabilities that are primarily related to income and death benefit guarantees provided under fixed annuity, variable annuity and interest-sensitive life contracts.

        Contractholder deposits increased 30.6% in 2004 compared to 2003 due primarily to greater issuances of fixed annuities, interest-sensitive life policies and retail and institutional funding agreements. These deposits led to an increase in average contractholder funds, excluding the impact of adopting SOP 03-1, of 16.6% in 2004 compared to 2003. Fixed annuity deposits increased 39.0% in 2004 compared to 2003 due to strong consumer demand, competitive pricing and effective distribution efforts in our bank channel. Institutional product deposits increased 43.8% in 2004 compared to 2003, largely due to favorable market conditions for our funding agreements and the broadening of our customer base through the development and launch of our new Securities and Exchange Commission ("SEC") registered program in the second quarter of 2004 and our new registered RMTN program in the fourth quarter. The registered programs generated $1.74 billion of new funding agreement deposits during the year including $85 million in RMTN deposits.

        Benefits, surrenders and partial withdrawals increased 28.9% in 2004 compared to 2003 reflecting a withdrawal rate of 11.2% for 2004 based on the beginning of period contractholder funds balance excluding institutional product reserves. This compares to a withdrawal rate of 10.2% and 9.7% for 2003 and 2002 respectively. Surrenders and withdrawals may vary with changes in interest rates and equity market conditions and the aging of our in-force contracts.

        Contractholder deposits increased 11.7% in 2003 compared to 2002, and average contractholder funds increased 18.2% in 2003 compared to 2002, due to significant increases in institutional product and fixed annuity deposits in 2003. Fixed annuity deposits increased 5.9% over 2002 due to competitive pricing and our decision to maintain a market presence despite a challenging interest rate environment. Institutional products deposits increased 44.8% largely due to our assessment of market opportunities.

        Separate accounts liabilities represent contractholders' claims to the related separate accounts assets. Separate accounts liabilities primarily arise from the sale of variable annuity contracts and variable life insurance policies. The following table shows the changes in separate accounts liabilities.

(in millions)	2004	2003	2002
Separate accounts liabilities, beginning balance	$13,425	$11,125	$13,587
Impact of adoption of SOP 03-1(1)	(204)	—	—
Variable annuity and life deposits	1,763	2,284	2,432
Variable annuity and life deposits allocated to fixed accounts	(495)	(893)	(1,212)

Net deposits	1,268	1,391	1,220
Investment results	1,348	2,393	(2,167)
Contract charges	(256)	(220)	(212)
Net transfers from fixed accounts	412	416	474
Surrenders and benefits	(1,616)	(1,680)	(1,777)

Separate accounts liabilities, ending balance	$14,377	$13,425	$11,125

(1)
The decrease in separate accounts due to the adoption of SOP 03-1 reflects the reclassification of certain products previously included as a component of separate accounts to contractholder funds.

        Separate accounts liabilities, excluding the impact of adopting SOP 03-1, increased $1.16 billion during 2004. The increase was primarily attributable to positive investment results. Net deposits and transfers from fixed accounts were mostly offset by surrenders and benefits. Variable annuity contractholders often allocate a significant portion of their initial variable annuity contract deposit into a fixed rate investment option. The level of this activity is reflected above in the deposits allocated to fixed accounts, while all other transfer activity between the fixed and separate accounts investment options is reflected in net transfers from fixed accounts. The liability for the fixed portion of variable annuity contracts is reflected in contractholder funds.

        Separate accounts liabilities increased $2.30 billion during 2003 compared to 2002 reflecting a significant improvement in investment results and net deposits, partially offset by surrenders and benefits. The increase in the variable annuity net deposits in 2003 resulted from the increasing attractiveness of the separate accounts equity investment funds following improved equity market performance and the introduction of the multi-manager Allstate® Advisor variable annuity product.

        Net investment income increased 5.5% in 2004 compared to 2003 and 3.6% in 2003 compared to 2002. The increase in both periods was the result of the effect of higher portfolio balances, partially offset by lower portfolio yields. Higher portfolio balances resulted from the investment of cash flows from operating and financing activities related primarily to deposits from fixed annuities and interest-sensitive life policies and institutional funding agreements. Investment balances as of December 31, 2004, increased 15.3% from December 31, 2003 and increased 13.8% as of December 31, 2003 compared to December 31, 2002. The lower portfolio yields were primarily due to purchases, including reinvestments, of fixed income securities with yields lower than the current portfolio average.

        Net income analysis is presented in the following table.

(in millions)	2004	2003	2002
Life and annuity premiums and contract charges	$2,072	$2,304	$2,293
Net investment income	3,410	3,233	3,121
Periodic settlements and accruals on non-hedge derivative instruments(1)	49	23	5
Contract benefits	(1,618)	(1,851)	(1,770)
Interest credited to contractholder funds(2)	(1,956)	(1,846)	(1,764)

Gross margin	1,957	1,863	1,885
Amortization of DAC and DSI	(498)	(492)	(476)
Operating costs and expenses	(634)	(672)	(649)
Restructuring and related charges	(5)	(7)	(2)
Income tax expense	(269)	(243)	(202)
Realized capital gains and losses, after-tax	(3)	(53)	(287)
DAC and DSI amortization relating to realized capital gains and losses, after-tax	(89)	(30)	(1)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(32)	(15)	(3)
Loss on disposition of operations, after-tax	(6)	(29)	(4)
Cumulative effect of change in accounting principle, after-tax	(175)	(17)	(283)

Net income (loss)	$246	$305	$(22)

(1)
Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Consolidated Statements of Operations.

(2)
Beginning in 2004, amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $45 million in 2004. Prior periods have not been restated.

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

        The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

	2004
(in millions)	Investment Margin	Benefit Margin	Maintenance Charges	Surrender Charges	Gross Margin
Life and annuity premiums	$—	$1,045	$—	$—	$1,045
Contract charges	—	558	393	76	1,027
Net investment income	3,410	—	—	—	3,410
Periodic settlements and accruals on non-hedge derivative instruments(1)	49	—	—	—	49
Contract benefits	(538)	(1,080)	—	—	(1,618)
Interest credited to contractholder funds(2)	(1,956)	—	—	—	(1,956)

	$965	$523	$393	$76	$1,957

	2003
(in millions)	Investment Margin	Benefit Margin	Maintenance Charges	Surrender Charges	Gross Margin
Life and annuity premiums	$—	$1,365	$—	$—	$1,365
Contract charges	—	518	342	79	939
Net investment income	3,233	—	—	—	3,233
Periodic settlements and accruals on non-hedge derivative instruments(1)	23	—	—	—	23
Contract benefits	(514)	(1,337)	—	—	(1,851)
Interest credited to contractholder funds	(1,846)	—	—	—	(1,846)

	$896	$546	$342	$79	$1,863

	2002
(in millions)	Investment Margin	Benefit Margin	Maintenance Charges	Surrender Charges	Gross Margin
Life and annuity premiums	$—	$1,371	$—	$—	$1,371
Contract charges	—	505	342	75	922
Net investment income	3,121	—	—	—	3,121
Periodic settlements and accruals on non-hedge derivative instruments(1)	5	—	—	—	5
Contract benefits	(493)	(1,277)	—	—	(1,770)
Interest credited to contractholder funds	(1,764)	—	—	—	(1,764)

	$869	$599	$342	$75	$1,885

(1)
Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Consolidated Statements of Operations.

(2)
Beginning in 2004, amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $45 million for the year ended December 31, 2004. Prior periods have not been restated.

        Gross margin increased 5.0% in 2004 compared to 2003. The increase was attributable to increased investment margin and higher maintenance charges, partially offset by lower benefit margin. Gross margin declined 1.2% in 2003 compared to 2002 as an increased investment margin was more than offset by lower benefit margin.

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

        Investment margin by product group is shown in the following table.

(in millions)	2004	2003	2002
Annuities	$620	$546	$505
Life insurance	212	234	249
Institutional products	121	107	107
Bank and other	12	9	8

Total investment margin	$965	$896	$869

        Investment margin increased 7.7% in 2004 compared to 2003 and increased 3.1% in 2003 compared to 2002. Both increases were primarily due to higher contractholder funds and actions to reduce crediting rates, partially offset by lower portfolio yields. The difference between the weighted average crediting rate and the average guaranteed rate on interest-sensitive life and deferred annuities, excluding market value adjusted annuities and equity indexed annuities, was 52 basis points as of December 31, 2004 compared with 70 basis points as of December 31, 2003 and 140 basis points as of December 31, 2002. The crediting rates on approximately 62% of these contracts were at the minimum guaranteed rate at December 31, 2004.

        The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads during 2004, 2003 and 2002.

	Weighted Average Investment Yield			Weighted Average Interest Crediting Rate			Weighted Average Investment Spreads
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Interest-sensitive life	6.5%	6.9%	7.3%	4.7%	4.9%	5.1%	1.8%	2.0%	2.2%
Fixed annuities—deferred annuities	5.8	6.4	7.1	4.1	4.6	5.2	1.7	1.8	1.9
Fixed annuities—immediate annuities with and without life contingencies	7.6	7.9	8.2	6.8	7.1	7.2	0.8	0.8	1.0
Institutional	3.1	3.5	4.3	2.1	2.5	3.4	1.0	1.0	0.9
Investments supporting capital, traditional life and other products	6.3	6.2	6.9	N/A	N/A	N/A	N/A	N/A	N/A

        The following table summarizes the liabilities as of December 31 for these contracts and policies.

(in millions)	2004	2003	2002
Fixed annuities—immediate annuities with life contingencies	$7,720	$7,433	$7,024
Other life contingent contracts and other	4,034	3,587	3,232

Reserve for life-contingent contracts	$11,754	$11,020	$10,256

Interest-sensitive life	$8,280	$7,536	$7,065
Fixed annuities—deferred annuities	31,390	25,917	21,468
Fixed annuities—immediate annuities without life contingencies	3,247	2,866	2,562
Institutional	11,279	9,387	8,620
Allstate Bank	840	806	610
Market value adjustments related to derivative instruments and other	673	559	426

Contractholder funds	$55,709	$47,071	$40,751

        Benefit margin is a component of gross margin, both of which are non-GAAP measures. Benefit margin represents life and life-contingent immediate annuity premiums and cost of insurance contract charges less contract benefits. Benefit margin excludes the implied interest on life-contingent immediate annuities, which is included in the calculation of investment margin, and mortality charges on variable annuities, which are included as a component of maintenance charges. We use the benefit margin to evaluate Allstate Financial's underwriting performance, as it reflects the profitability of our products with respect to mortality or morbidity risk during a fiscal period.

        Benefit margin by product group is shown in the following table.

(in millions)	2004	2003	2002
Life insurance	$608	$658	$666
Annuities	(85)	(112)	(67)

Total benefit margin	$523	$546	$599

        Benefit margin decreased 4.2% in 2004 compared to 2003. This decline was primarily the result of the disposal of substantially all of our direct response distribution business and unfavorable mortality experience on life-contingent immediate annuities, partially offset by an improved benefit margin on life insurance products and lower contract benefits related to guaranteed minimum death benefits ("GMDBs") on variable annuities.

        As required by SOP 03-1, as of January 1, 2004, a reserve was established for benefits provided for under variable annuities and secondary guarantees on interest-sensitive life insurance and certain fixed annuity contracts. For variable annuities, the reserve includes GMDBs and guaranteed minimum income benefits ("GMIBs"). In previous periods, GMDBs were expensed as paid and no costs were recognizable for GMIBs or other guarantees. Under the SOP, we anticipate that the benefit margin will be less volatile, as contract benefit expense pertaining to product guarantees will be proportionate to the related revenue rather than cash payments made during the period. Included in the benefit margin for 2004 are additions to these secondary product guarantee reserves of $46 million for variable annuities, net of reinsurance and hedging gains and losses and $3 million for fixed annuities and interest-sensitive life policies.

Included in the benefit margin for 2003 are GMDB payments of $83 million, net of reinsurance, hedging gains and losses and other contractual arrangements. For further explanation of the impacts of the adoption of this accounting guidance, see Note 2 to the Consolidated Financial Statements.

        Benefit margin was $546 million in 2003, reflecting a $53 million or 8.8% decline compared to 2002. An increase in GMDBs on variable annuity contracts in 2003 compared to 2002 represents $30 million of the $53 million decline. The remainder was due to a larger number of life claims in the first quarter of 2003, poor mortality results on certain closed blocks of business and the effect of the discontinuance of direct response non-life credit insurance, partially offset by higher mortality margin from growth of interest-sensitive life and accident and health products sold through the workplace. In 2003, GMDB payments were $83 million, net of reinsurance, hedging results and other contractual arrangements ("net GMDB payments"), compared to $53 million in 2002. While 2003 net GMDB payments were higher than in 2002, improved equity market performance during 2003 resulted in sequential quarterly reductions in gross GMDB payments. Direct response non-life credit insurance generated a benefit margin of $2 million and $7 million in 2003 and 2002, respectively.

        Amortization of DAC and DSI increased 1.2% during 2004 compared to 2003. The higher amortization is reflective of increased gross margins on fixed and variable annuities. In 2003, amortization of DAC and DSI included an acceleration of DAC amortization (commonly referred to as "DAC unlocking") totaling $89 million and $37 million of DAC amortization on the direct response distribution business sold in 2004.

        The adoption of SOP 03-1 required a new modeling approach for estimating expected future gross profits that are used when determining the amortization of DAC. Because of this new modeling approach, effective January 1, 2004, the variable annuity DAC and DSI assets were reduced by $124 million. This reduction was recognized as a component of cumulative effect of a change in accounting principle.

        Amortization of DAC increased 3.4% during 2003 compared to 2002. The increase was primarily due to in-force business growth, partially offset by decreased amortization from lower gross margins on variable annuities and certain fixed annuities. Net DAC unlocking totaled $89 million and $94 million in 2003 and 2002.

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

        The changes in the DAC asset are summarized in the following tables.

(in millions)	Beginning balance December 31, 2003	Impact of Adoption of SOP 03-1(2)	Impact of Disposal of DR	Acquisition costs deferred	Amortization charged to income(3)	Amortization (acceleration) deceleration charged to income(1)	Effect of unrealized capital gains and losses	Ending balance December 31, 2004
Traditional life	$720	$(6)	$(145)	$73	$(61)	$—	$—	$581
Interest-sensitive life	1,355	18	—	207	(129)	67	11	1,529
Variable annuities	766	(143)	—	123	(134)	—	16	628
Investment contracts	453	(7)	—	429	(231)	(59)	9	594
Accident, health and other	223	4	(93)	86	(44)	—	—	176

Total	$3,517	$(134)	$(238)	$918	$(599)	$8	$36	$3,508

(in millions)	Beginning balance December 31, 2002	Acquisition costs deferred	Amortization charged to income(3)	Amortization (acceleration) deceleration charged to income(1)	Effect of unrealized capital gains and losses	Ending balance December 31, 2003
Traditional life	$709	$83	$(72)	$—	$—	$720
Interest-sensitive life	1,261	193	(136)	16	21	1,355
Variable annuities	834	143	(36)	(124)	(51)	766
Investment contracts	190	321	(141)	19	64	453
Accident, health and other	211	76	(64)	—	—	223

Total	$3,205	$816	$(449)	$(89)	$34	$3,517

(1)
Included as a component of Amortization of DAC on the Consolidated Statements of Operations.

(2)
The impact of adoption of SOP 03-1 includes a write-down in variable annuity DAC of $108 million, the reclassification of DSI from DAC to other assets resulting in a decrease to DAC of $44 million, an increase to DAC of $8 million for an adjustment to the effect of unrealized capital gains and losses and the reclassification of unearned revenue from DAC to contractholder funds resulting in an increase to DAC of $10 million.

(3)
The amortization of DAC for interest-sensitive life, variable annuities and investment contracts is proportionate to the recognition of actual gross profits, which include realized capital gains and losses. The increase in amortization in 2004 compared to 2003 was due in part to the effect of realized capital gains and losses that were in excess of those utilized in the determination of EGP. Amortization related to realized capital gains and losses was $120 million and $46 million in 2004 and 2003, respectively. Future amortization will be affected by the recognition of actual realized capital gains and losses to the extent that they differ from those utilized in the determination of EGP.

        Operating costs and expenses decreased 5.7% in 2004 compared to 2003 and increased 3.5% in 2003 compared to 2002. The following table summarizes operating costs and expenses.

(in millions)	2004	2003	2002
Non-deferrable acquisition costs	$256	$286	$240
Other operating costs and expenses	378	386	409

Total operating costs and expenses	$634	$672	$649

        The decline in total operating costs and expenses in 2004 compared to 2003 was primarily attributable to the disposal of substantially all of our direct response distribution business. Excluding the impact of the disposition, non-deferrable acquisition costs increased due to higher non-deferrable renewal commissions; taxes, licenses and fees; and costs related to loss experience on certain credit insurance policies. For other operating costs and expenses, the decline due to the disposition was partially offset by higher technology and employee related expenses.

        The increase in total operating costs and expenses in 2003 compared to 2002 was primarily due to higher non-deferrable commissions. Other operating costs and expenses in 2003 compared to 2002 decreased as higher employee benefit and technology related costs were more than offset by lower litigation expense

        Net realized capital gains and losses are presented in the following table for the years ended December 31.

(in millions)	2004	2003	2002
Investment write-downs	$(82)	$(180)	$(311)
Dispositions	131	71	(104)
Valuation of derivative instruments	(55)	6	(36)
Settlement of derivative instruments	7	18	19

Realized capital gains and losses, pretax	1	(85)	(432)
Income tax (expense) benefit	(4)	32	145

Realized capital gains and losses, after-tax	$(3)	$(53)	$(287)

        For further discussion of realized capital gains and losses, see the Investments section of MD&A.

        Reinsurance Ceded    We enter into reinsurance agreements with unaffiliated carriers to limit our risk of mortality losses. As of December 31, 2004 and 2003, 49% and 44%, respectively, of our face amount of life insurance in force is reinsured. In 2004, for certain term life insurance policies, we ceded 25-100% of the mortality risk depending on the length of the term and policy premium guarantees. Comparatively, in 2003, mortality risk ceded on certain term life insurance policies was in the range of 60-100%, depending on the length of the term and policy premium guarantees. Additionally, we cede 100% of the morbidity risk on our long-term care contracts. Since 1998, we have ceded the mortality risk on new life contracts that exceed $2 million per individual, whereas prior to 1998, we ceded mortality risk in excess of specific amounts up to $1 million per life for individual coverage. Also, on certain in-force variable annuity contracts we cede 100% of the mortality and certain other risks related to product features. We retain primary liability as a direct insurer for all risks ceded to reinsurers.

        The impacts of reinsurance on our reserve for life-contingent contract benefits at December 31, are summarized in the following table.

	Reinsurance recoverable on paid and unpaid claims
(in millions)	2004	2003
Life insurance(1)	$1,010	$836
Long-term care	315	180
Other(1)	271	201

Total Allstate Financial	$1,596	$1,217

(1)
As of December 31, 2004, life insurance and other include $97 million and $72 million, respectively, related to the disposal of substantially all of our direct response distribution business.

        Estimating amounts of reinsurance recoverables is impacted by the uncertainties involved in the establishment of reserves.

        Developments in the insurance industry have led to a decline in the financial strength of some of our reinsurance carriers, causing amounts recoverable from them to be considered a higher risk. There has also been consolidation activity between reinsurers in the industry, which has resulted in reinsurance risk across the industry to be concentrated among fewer companies. As a result, we have increased our percentage of underwriting retention of new term life insurance policies by approximately 20-30% on average depending on product mix.

        Our reinsurance recoverables, summarized by the reinsurers' Standard & Poor's financial strength ratings as of December 31, are shown in the following table. In certain cases, these ratings refer to the financial strength of the affiliated group or parent company of the reinsurer.

	2004		2003
(in millions)	Reinsurance Recoverable	%	Reinsurance Recoverable	%
AAA	$33	2.1%	$22	1.8%
AA+	90	5.6	—	—
AA	370	23.2	410	33.7
AA-	359	22.5	271	22.3
A+	318	19.9	304	25.0
A	—	—	1	0.1
A-(1)	117	7.3	167	13.7
Other(1)	309	19.4	42	3.4

Total	$1,596	100%	$1,217	100%

(1)
As of December 31, 2004, the A- and other categories include $51 million and $118 million, respectively, related to the disposal of substantially all of our direct response distribution business. The amount included as a component of the other category reflects two of three unrelated third party purchasers of the business for which Standard and Poor's does not rate. These two insurers are rated A+ (Superior) and A (Excellent) by A.M. Best. Furthermore, the other category, at December 31, 2004, includes $184 million related to the reinsurance recoverables of acquired entities, of which $176 million is collateralized by an investment trust.

        Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

		Reinsurance recoverable on paid and unpaid claims
	S&P Financial Strength Rating
(in millions)		2004	2003
Employers Reassurance Corporation	A+	$246	$186
RGA Reinsurance Company	AA-	230	73
Paul Revere Life Insurance Company	BBB+	156	160
Transamerica Financial Life Insurance	AA	146	116
Swiss Re Life and Health America, Inc.	AA	144	135
Scottish Re Group	A-	111	—
Investors Partner Life Insurance Company	AA+	90	92
Munich American Reassurance	A+	72	63
Mutual of Omaha Insurance	AA-	69	5
American Health & Life Insurance Co.	N/A (A+ A.M. Best Rating)	60	9
Security Life of Denver	AA	59	58
Triton Insurance Company	N/A (A A.M. Best Rating)	58	—
Lincoln National Life Insurance	AA-	52	48
Other(1)		103	272

Total		$1,596	$1,217

(1)
As of December 31, 2004, the other category includes $69 million of recoverables due from reinsurers with an investment grade credit rating from S&P.

        We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three-years ended December 31, 2004.

        We enter into certain inter-company reinsurance transactions for the Allstate Financial operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant inter-company transactions have been eliminated in consolidation.

Allstate Financial Outlook

  •
  Our ability to grow our investment margin depends upon maintaining sufficient spreads between investment yields and interest crediting rates, and growing the amount of business in force. As interest rates rise, we expect a gradual increase in investment yields. The amount by which these higher yields will increase our investment margin depends upon the amount and pace at which we reset interest-crediting rates, which could be influenced by market conditions and the actions of our policyholders. A significant and sudden increase in interest rates could cause policyholders to exercise surrender provisions in their policies that might cause investment margins to decline. As a result, growth in our investment margin from net new business activity could be partially offset by compression in our in-force investment margins.

  •
  If equity markets perform at historical norms, we expect to see positive growth in our variable annuity gross margins from increased revenue. However, improvements or deteriorations in our variable annuity gross margins from changes in equity market performance or policyholder retention creates a proportional increase or decrease in amortization of variable annuity DAC, which will offset a significant portion of the changes in gross margins.

  •
  Market conditions beyond our control determine the availability and cost of the reinsurance we purchase. To eliminate some of these market concerns, we are expecting to retain more of our term life insurance mortality risk in 2005. This change will not have a discernable effect on our net income in the short-term, but will provide the foundation to drive increased long-term growth in our life insurance business. Our mortality margins will also be more volatile in the future as we retain and manage more of our mortality risk, which will require increased statutory capital.

INVESTMENTS

        An important component of our financial results is the return on our investment portfolios. Investment portfolios are segmented between the Property-Liability, Allstate Financial and Corporate and Other operations. The investment portfolios are managed based upon the nature of each respective business and its corresponding liability structure.

        Overview and Strategy    The Property-Liability portfolio's investment strategy emphasizes safety of principal and consistent income generation, within a total return framework. This approach, which has produced competitive returns over time, is designed to ensure financial strength and stability for paying claims, while maximizing economic value and surplus growth. We employ a strategic asset allocation model, which takes into account the nature of the liabilities and risk tolerances, as well as the risk/return parameters of the various asset classes in which we invest. The model's recommended asset allocation, along with duration and liquidity considerations, guides our initial asset allocation. This is further adjusted based on our analysis of relative value opportunities in different markets. As part of our total return framework, we may sell securities during the period in which fair value has declined below amortized cost for fixed income securities or cost for equity securities. Portfolio performance is measured against outside benchmarks at target allocation weights. Portfolio reviews, which include identifying securities that are other than temporarily impaired, are conducted regularly. For more information, see the Portfolio Monitoring section of the MD&A.

        The Allstate Financial portfolio's investment strategy focuses on the need for risk-adjusted spread on the underlying liabilities while maximizing return on capital. We believe investment spread is maximized by selecting assets that perform favorably on a long-term basis and by disposing of certain assets to minimize the effect of downgrades and defaults. We believe this strategy maintains the investment margin necessary to sustain income over time. The portfolio management approach employs a combination of recognized market, analytical and proprietary modeling, including a strategic asset allocation model, as the primary basis for the allocation of interest sensitive, illiquid and credit assets as well as for determining overall below investment grade exposure and diversification requirements. Within the targets set by the strategic asset allocation model, tactical investment decisions are made in consideration of prevailing market conditions. Portfolio reviews, which include identifying securities that are other than temporarily impaired, are conducted regularly. For more information, see the Portfolio Monitoring section of the MD&A.

        Portfolio Composition    The composition of the investment portfolios at December 31, 2004 is presented in the table below. Also see Notes 2 and 5 of the consolidated financial statements for investment accounting policies and additional information.

	Property-Liability		Allstate Financial		Corporate and Other		Total
(in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities(1)	$32,499	80.7%	$61,419	84.7%	$1,797	65.8%	$95,715	82.8%
Equity securities(2)	5,623	14.0	220	0.3	52	1.9	5,895	5.1
Mortgage loans	382	0.9	7,474	10.3	—	—	7,856	6.8
Short-term	1,759	4.4	1,491	2.0	883	32.3	4,133	3.6
Other	4	—	1,926	2.7	1	—	1,931	1.7

Total	$40,267	100.0%	$72,530	100.0%	$2,733	100.0%	$115,530	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $30.97 billion, $58.03 billion and $1.66 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2)
Equity securities are carried at fair value. Cost basis for these securities was $4.30 billion, $212 million, and $52 million for Property-Liability, Allstate Financial and Corporate and Other, respectively.

        Total investments increased to $115.53 billion at December 31, 2004 from $103.08 billion at December 31, 2003, primarily due to positive cash flows from operating and financing activities and increased funds associated with securities lending.

        The Property-Liability investment portfolio increased to $40.27 billion at December 31, 2004 from $37.86 billion at December 31, 2003, due to positive cash flows from operating activities, partially offset by dividends paid by AIC to The Allstate Corporation and decreased net unrealized gains on fixed income securities.

        The Allstate Financial investment portfolio increased to $72.53 billion at December 31, 2004, from $62.90 billion at December 31, 2003, primarily due to positive cash flows from operating and financing activities and increased funds associated with securities lending.

        The Corporate and Other investment portfolio increased to $2.73 billion at December 31, 2004, from $2.33 billion at December 31, 2003. This increase primarily reflects additional investments made in the portfolio of Kennett Capital, Inc. ("Kennett Capital"), a wholly owned subsidiary of The Allstate Corporation.

        Total investments at amortized cost related to collateral, primarily due to securities lending, increased to $4.85 billion at December 31, 2004, from $3.75 billion at December 31, 2003.

        We use different methodologies to estimate the fair value of publicly and non-publicly traded marketable investment securities and exchange traded and non-exchange traded derivative contracts. For a discussion of these methods, see the Application of Critical Accounting Policies section of the MD&A.

        The following table shows total investments, categorized by the method used to determine fair value at December 31, 2004.

	Investments		Derivative Contracts
	Fair Value	Percent to total
(in millions)			Fair Value
Value based on independent market quotations	$91,063	78.8%	$57
Value based on models and other valuation methods	13,582	11.8	898
Mortgage loans, policy loans, bank loans and certain limited partnership investments, valued at cost, amortized cost and the equity method	10,885	9.4	—

Total	$115,530	100.0%	$955

        Fixed Income Securities    See Note 5 of the consolidated financial statements for a table showing the amortized cost, unrealized gains, unrealized losses and fair value for each type of fixed income security for the years ended December 31, 2004 and 2003.

        Municipal bonds, including tax-exempt and taxable securities, totaled $26.33 billion and 96.8% were rated investment grade at December 31, 2004. Approximately 62.6% of the municipal bond portfolio was insured by seven bond insurers and accordingly have a rating of Aaa or Aa. The municipal bond portfolio at December 31, 2004 consisted of approximately 3,500 issues from approximately 2,500 issuers. The largest exposure to a single issuer was less than 1.1% of the municipal bond portfolio. Corporate entities were the ultimate obligors of approximately 10.3% of the municipal bond portfolio.

        Corporate bonds totaled $40.38 billion and 89.1% were rated investment grade at December 31, 2004. As of December 31, 2004, the portfolio contained $17.41 billion of privately placed corporate obligations, 43.1% of the total corporate obligations in the portfolio, compared with $15.84 billion at December 31, 2003. Approximately $15.13 billion or 86.9% of the privately placed corporate obligations consisted of fixed rate privately placed securities. The benefits of fixed rate privately placed securities when compared to publicly issued securities are generally higher yields, improved cash flow predictability through pro-rata sinking funds, and a combination of covenant and call protection features designed to better protect the holder against losses resulting from credit deterioration, reinvestment risk or fluctuations in interest rates. A disadvantage of fixed rate privately placed securities when compared to publicly issued securities is relatively reduced liquidity. At December 31, 2004, 86.3% of the privately placed securities were rated investment grade.

        Foreign government securities totaled $2.70 billion and 93.7% were rated investment grade at December 31, 2004.

        Mortgage-backed securities ("MBS") totaled $9.22 billion at December 31, 2004, substantially all of which were investment grade. In our MBS portfolio, the credit risk associated with MBS is mitigated due to the fact that the portfolio consists primarily of securities that were issued by, or have underlying collateral that is guaranteed by, U.S. government agencies or U.S. government sponsored entities. The MBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages. The current consistently low interest rate environment has resulted in prepayments, which have eroded the prepayment protection in this portfolio over recent years.

        Commercial Mortgage Backed Securities ("CMBS") totaled $6.92 billion at December 31, 2004. CMBS positions primarily represent pools of commercial mortgages, broadly diversified across property types and geographical area. The CMBS portfolio is subject to credit risk, but unlike other structured products, is generally not subject to prepayment risk. Due to protections within the underlying commercial mortgages, borrowers are restricted from prepaying their mortgages due to changes in interest rates. Credit defaults can result in credit directed prepayments. Approximately 81.6% of the CMBS portfolio had a Moody's rating of Aaa or a Standard & Poor's rating of AAA, the highest rating category, at December 31, 2004.

        Asset-backed securities ("ABS") totaled $6.00 billion at December 31, 2004. Our ABS portfolio is subject to credit and interest rate risk. Credit risk is managed by monitoring the performance of the collateral. In addition, many of the securities in the ABS portfolio are credit enhanced with features such as over-collateralization, subordinated debt, reserve funds, guarantees and/or insurance. Approximately 54.8% of the ABS portfolio had a Moody's rating of Aaa or a Standard & Poor's ("S&P") rating of AAA, the highest rating category. A portion of the ABS portfolio is also subject to interest rate risk since, for example, price volatility and ultimate realized yield are affected by the rate of prepayment of the underlying assets. The ABS portfolio includes collateralized debt obligations and other bonds that are secured by a variety of asset types, predominately credit card receivables, home equity loans, and auto loans.

        At December 31, 2004, 94.1% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from The National Association of Insurance Commissioners ("NAIC") of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

        The following table summarizes the credit quality of the fixed income securities portfolio at December 31, 2004.

		Property-Liability		Allstate Financial		Corporate and Other		Total
NAIC Rating	Moody's Equivalent	Fair Value	Percent to total	Fair Value	Percent to total	Fair Value	Percent to total	Fair Value	Percent to total
(in millions)
1	Aaa/Aa/A	$27,862	85.7%	$40,661	66.2%	$1,455	81.0%	$69,978	73.1%
2	Baa	3,054	9.4	16,988	27.7	59	3.3	20,101	21.0
3	Ba	600	1.9	2,266	3.7	108	6.0	2,974	3.1
4	B	662	2.0	1,303	2.1	131	7.3	2,096	2.2
5	Caa or lower	259	0.8	140	0.2	15	0.8	414	0.4
6	In or near default	62	0.2	61	0.1	29	1.6	152	0.2

	Total	$32,499	100.0%	$61,419	100.0%	$1,797	100.0%	$95,715	100.0%

        Equity Securities    Equity securities include common and non-redeemable preferred stocks, real estate investment trust equity investments and limited partnership investments. The equity securities portfolio was $5.90 billion at December 31, 2004 compared to $5.29 billion at December 31, 2003. The increase is attributable to new money from operations. Gross unrealized gains totaled $1.34 billion at December 31, 2004 compared to $1.28 billion at December 31, 2003. Gross unrealized losses totaled $14 million at December 31, 2004 compared to $18 million at December 31, 2003.

        Unrealized Gains and Losses    See Note 5 of the consolidated financial statements for further disclosures regarding unrealized losses on fixed income and equity securities and factors considered in determining whether they are not other than temporarily impaired. The unrealized net capital gains on fixed income and equity securities at December 31, 2004 totaled $6.39 billion, a decrease of $7 million since December 31, 2003. Gross unrealized losses on fixed income securities are provided in the table below.

		Gross unrealized
At December 31, 2004	Amortized cost			Fair value
		Gains	Losses
(in millions)
Corporate:
Consumer goods (cyclical and non-cyclical)	$6,918	$334	$(19)	$7,233
Public utilities	5,362	565	(4)	5,923
Banking	5,399	264	(18)	5,645
Capital goods	3,924	192	(14)	4,102
Communications	3,388	211	(8)	3,591
Basic industry	2,870	161	(6)	3,025
Financial services	4,063	148	(13)	4,198
Energy	2,343	120	(7)	2,456
Transportation	1,733	110	(12)	1,831
Other	1,522	140	(4)	1,658
Technology	688	36	(4)	720

Total corporate fixed income portfolio	38,210	2,281	(109)	40,382
U.S. government and agencies	3,120	849	(2)	3,967
Municipal	24,955	1,417	(45)	26,327
Foreign government	2,334	367	(1)	2,700
Mortgage-backed securities	9,122	118	(21)	9,219
Commercial mortgage-backed securities	6,762	167	(14)	6,915
Asset-backed securities	5,958	72	(35)	5,995
Redeemable preferred stock	196	15	(1)	210

Total fixed income securities	$90,657	$5,286	$(228)	$95,715

        The consumer goods, banking, capital goods, financial services, and transportation sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at December 31, 2004. The gross unrealized losses in these sectors were primarily interest rate related or company specific. Approximately $9 million of the total gross unrealized losses in the corporate fixed income portfolio and $11 million of the total gross unrealized losses in the asset-backed securities portfolio were associated with the airline industry for which values were generally depressed due to company specific issues and economic issues primarily related to fuel and labor costs. We expect eventual recovery of these securities. Every security was included in our portfolio monitoring process.

        The following table shows the composition by credit quality of the fixed income securities with gross unrealized losses at December 31, 2004.

NAIC Rating	Moody's Equivalent	Unrealized Loss	Percent to Total	Fair Value	Percent to Total
(in millions)
1	Aaa/Aa/A	$(122)	53.5%	$10,809	75.6%
2	Baa	(49)	21.5	2,613	18.3
3	Ba	(20)	8.8	390	2.7
4	B	(23)	10.1	335	2.4
5	Caa or lower	(8)	3.5	104	0.7
6	In or near default	(6)	2.6	48	0.3

	Total	$(228)	100.0%	$14,299	100.0%

        The table above includes redeemable preferred securities with a fair value of $6 million and an unrealized loss of $1 million. It also includes 36 securities that have not yet received an NAIC rating, for which we have assigned a comparable internal rating, with a fair value totaling $668 million and an unrealized loss of $7 million. Due to lags between the funding of an investment, processing of final legal documents, filing with the Securities Valuation Office of the NAIC ("SVO"), and rating by the SVO, we will always have a small number of securities that have a pending rating.

        At December 31, 2004, $171 million, or 75.0%, of the gross unrealized losses were related to investment grade fixed income securities. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

        As of December 31, 2004, $57 million of the gross unrealized losses were related to below investment grade fixed income securities. Of this amount, 26.0% were in a significant unrealized loss position (greater than or equal to 20% of amortized cost) for six or more consecutive months prior to December 31, 2004. Included among the securities rated below investment grade are both public and privately placed high-yield bonds and securities that were investment grade when originally acquired. We mitigate the credit risk of investing in below investment grade fixed income securities by limiting the percentage of our fixed income portfolio invested in such securities, through diversification of the portfolio, and active credit monitoring and portfolio management.

        The scheduled maturity dates for fixed income securities in an unrealized loss position at December 31, 2004 is shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

(in millions)	Unrealized Loss	Percent to Total	Fair Value	Percent to Total
Due in one year or less	$(2)	0.9%	$154	1.1%
Due after one year through five years	(19)	8.3	2,146	15.0
Due after five years through ten years	(50)	21.9	3,186	22.3
Due after ten years	(101)	44.3	4,188	29.3
Mortgage- and asset- backed securities(1)	(56)	24.6	4,625	32.3

Total	$(228)	100.0%	$14,299	100.0%

(1)
Because of the potential for prepayment, mortgage- and asset-backed securities are not categorized based on their contractual maturities.

        The equity portfolio is comprised of securities in the following sectors.

		Gross unrealized
At December 31, 2004
	Cost	Gains	Losses	Fair Value
(in millions)
Consumer goods (cyclical and non-cyclical)	$1,053	$313	$(9)	$1,357
Technology	507	139	(2)	644
Financial services	614	171	(1)	784
Real estate	255	181	—	436
Capital goods	367	165	—	532
Banking	251	82	—	333
Communications	315	71	(1)	385
Energy	233	125	—	358
Basic industry	103	37	(1)	139
Utilities	100	40	—	140
Transportation	33	18	—	51
Other	735	1	—	736

Total equities	$4,566	$1,343	$(14)	$5,895

        At December 31, 2004, the consumer goods sector had the highest concentration of gross unrealized losses in our equity portfolio, which was primarily company specific. We expect eventual recovery of these securities. We included every security in our portfolio monitoring process.

        Portfolio Monitoring    We have a comprehensive portfolio monitoring process to identify and evaluate fixed income and equity securities whose carrying value may be other than temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost for fixed income securities or cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. The watch-list is reviewed in detail to determine whether any other than temporary impairment exists.

        The following table summarizes fixed income and equity securities in a gross unrealized loss position according to significance, aging and investment grade classification.

	December 31, 2004				December 31, 2003
	Fixed Income				Fixed Income
(in millions except number of issues)	Investment Grade	Below Investment Grade	Equity	Total	Investment Grade	Below Investment Grade	Equity	Total
Category (i): Unrealized loss less than 20% of cost(1)
Number of Issues	1,889	145	105	2,139	1,076	154	143	1,373
Fair Value	$13,418	$841	$175	$14,434	$10,320	$911	$167	$11,398
Unrealized	$(169)	$(41)	$(11)	$(221)	$(234)	$(47)	$(9)	$(290)
Category (ii): Unrealized loss greater than or equal to 20% of cost for a period of less than 6 consecutive months(1)
Number of Issues	4	3	22	29	10	24	29	63
Fair Value	$4	$2	$6	$12	$—	$53	$19	$72
Unrealized	$(2)	$(1)	$(2)	$(5)	$(20)	$(24)	$(9)	$(53)
Category (iii): Unrealized loss greater than or equal to 20% of cost for a period of 6 or more consecutive months, but less than 12 consecutive months(1)
Number of Issues	—	3	22	25	2	7	6	15
Fair Value	$—	$19	$3	$22	$7	$51	$1	$59
Unrealized	$—	$(6)	$(1)	$(7)	$(8)	$(23)	$—	$(31)
Category (iv): Unrealized loss greater than or equal to 20% of cost for twelve or more consecutive months(1)
Number of Issues	—	5	—	5	—	9	1	10
Fair Value	$—	$15	$—	$15	$—	$37	$—	$37
Unrealized	$—	$(9)	$—	$(9)	$—	$(14)	$—	$(14)

Total Number of Issues	1,893	156	149	2,198	1,088	194	179	1,461

Total Fair Value	$13,422	$877	$184	$14,483	$10,327	$1,052	$187	$11,566

Total Unrealized Losses	$(171)	$(57)	$(14)	$(242)	$(262)	$(108)	$(18)	$(388)

(1)
For fixed income securities, cost represents amortized cost.

        The largest individual unrealized loss was $3 million for category (i), $1 million for category (ii), $3 million for category (iii) and $3 million for category (iv) as of December 31, 2004.

        Categories (i) and (ii) have generally been adversely affected by overall economic conditions including interest rate changes and the market's evaluation of certain sectors. The degree to which and/or length of time that the securities have been in an unrealized loss position does not suggest that these securities pose a high risk of being other than temporarily impaired. Categories (iii) and (iv) have primarily been adversely affected by industry and issue specific conditions. All of the securities in these categories are monitored for impairment. We expect that the fair values of these securities will recover over time.

        Whenever our initial analysis indicates that a fixed income security's unrealized loss of 20% or more for at least 36 months or any equity security's unrealized loss of 20% or more for at least 12 months is temporary, additional evaluations and management approvals are required to substantiate that a write-down is not appropriate. As of December 31, 2004, no securities met these criteria.

        The following table contains the individual securities with the largest unrealized losses as of December 31, 2004. No other fixed income or equity security had an unrealized loss greater than $2 million or 1.0% of the total unrealized loss on fixed income and equity securities.

(in millions)	Unrealized Loss	Fair Value	NAIC Rating	Unrealized Loss Category
Food Processing Company	$(4)	$16	N/A	(i)
Asset Backed Security	(3)	5	4	(iv)
Municipal Utility	(3)	27	4	(i)
Domestic Bank	(3)	47	1	(i)
Asset Backed Security	(3)	7	3	(iii)
State General Obligation for a Pension Fund	(3)	67	1	(i)
Pharmaceutical Company	(3)	62	N/A	(i)
Major U.S. Airline	(3)	20	2	(i)
Regional Telephone Company	(3)	13	3	(i)

Total	$(28)	$264

        We also monitor the quality of our fixed income portfolio by categorizing certain investments as "problem", "restructured" or "potential problem." Problem fixed income securities are securities in default with respect to principal or interest and/or securities issued by companies that have gone into bankruptcy subsequent to our acquisition of the security. Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower's ability to pay future principal and interest, which causes us to believe these securities may be classified as problem or restructured in the future.

        The following table summarizes problem, restructured and potential problem fixed income securities at December 31.

	2004			2003
(in millions)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$150	$153	0.1%	$325	$322	0.4%
Restructured	75	75	0.1	77	78	0.1
Potential problem	265	269	0.3	397	382	0.4

Total net carrying value	$490	$497	0.5%	$799	$782	0.9%

Cumulative write-downs recognized	$351			$347

        We have experienced a decrease in the amortized cost of fixed income securities in all categories as of December 31, 2004 compared to December 31, 2003. The decreases were primarily related to prepayments by issuers, sales in these categories due to specific developments causing a change in our outlook and intent to hold those securities, and an improvement in the outlook for these securities.

        We also evaluated each of these securities through our portfolio monitoring process at December 31, 2004 and recorded write-downs when appropriate. We further concluded that any remaining unrealized losses on these securities were temporary in nature. While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

        Net Realized Capital Gains and Losses    The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

(in millions)	2004	2003	2002
Investment write-downs	$(129)	$(294)	$(467)
Dispositions(1)	828	453	(221)
Valuation of derivative instruments	(46)	16	(60)
Settlement of derivative instruments	(62)	21	(176)

Realized capital gains and losses, pretax	591	196	(924)
Income tax (expense) benefit	(199)	(62)	326

Realized capital gains and losses, after-tax	$392	$134	$(598)

(1)
Gains from dispositions during 2004 include $90 million of net capital gains from a repositioning of the equity portfolio and $49 million of net capital gains from the liquidation of the Allstate Floridian Insurance Company portfolio in anticipation of liquidity needs to settle hurricane catastrophe claims.

        Investment write-downs during 2004 represented approximately 0.1% of the average total investment portfolio value during the year. Included in losses from written down investments were $29 million related to airline industry holdings. For the year ended December 31, 2004, the $828 million in net gains from sales was comprised of gross gains of $1.26 billion and gross losses of $434 million. Gross losses from sales of fixed income and equity securities combined with investment write-downs on fixed income and equity securities of $128 million, represented total gross realized losses of $562 million. Of the $434 million in gross losses from sales of fixed income and equity securities, $228 million resulted from sales of fixed income securities and $206 million resulted from sales of equity securities.

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

        A changing interest rate environment will also drive changes in our portfolio duration targets at a tactical level. A duration target and range is established with an economic view of liabilities relative to a long-term portfolio view. Tactical duration adjustments within management's approved ranges are accomplished through both cash market transactions and derivative activities that generate realized gains and losses. As a component of our approach to managing portfolio duration, realized gains and losses on futures are most appropriately considered in conjunction with the unrealized gains and losses on the Property-Liability fixed income portfolio. This approach mitigates the impacts of general interest rate changes to the overall financial condition of the corporation.

        The ten largest losses from sales of individual securities for the year ended December 31, 2004 totaled $73 million with the largest being $16 million and the smallest being $4 million. None of the $73 million related to securities that were in an unrealized loss position greater than or equal to 20% of amortized cost for fixed income securities or cost for equity securities for a period of six or more consecutive months prior to sale.

        Our largest aggregate loss on sales and writedowns are shown in the following table by issuer and its affiliates. No other issuer together with its affiliates had an aggregated loss on sales and writedowns greater than 2.0% of the total gross loss on sales and writedowns on fixed income and equity securities.

We have also included in this table the related circumstances giving rise to the losses and a discussion of how those circumstances may have affected other material investments held.

(in millions)	Fair Value at Sale ("Proceeds")	Loss on Sale	Write- downs	December 31, 2004 Holdings(1)	Net Unrealized Gain (Loss)
A leading producer of graphics chips for personal computers and servers. A slowdown in demand for semiconductors and a delayed rollout of new products resulted in earnings falling significantly short of expectations. The position was liquidated at a loss.	$15	$(16)	$—	$—	$—
A pharmaceutical company dealing with a lean drug pipeline, litigation risk, and political risk. We expect improvement in the company's operating environment. Sales were made in conjunction with the repositioning of our equity portfolio.	18	(9)	(7)	58	4
An international vehicle manufacturer that filed for insolvency in early 2004.	—	—	(14)	6	—
A major U.S. airline. A write down was taken in the third quarter of 2004 reflecting a heightened probability of bankruptcy. Subsequently, the airline reached an agreement with its pilots and restructured certain near-term debt maturities through exchange offers. Current holdings are secured by specific aircraft. Valuations in the industry continue to be under stress.	1	—	(12)	21	—
A foreign company with operations related to infrastructure projects, including rail renewal and road design and construction.	—	—	(12)	17	—
A leading developer of software products used in the design and manufacturing of semiconductor devices. The combination of a faltering business cycle and less than expected product renewals caused results to fall significantly short of expectations. The position was liquidated at a loss.	16	(12)	—	2	—

Total	$50	$(37)	$(45)	$104	$4

(1)
Holdings include fixed income securities at amortized cost or equity securities at cost.

        The circumstances of the above losses are considered to be company specific and are not expected to have an effect on other holdings in our portfolios.

        Mortgage Loans    Our mortgage loans portfolio which is primarily held in the Allstate Financial portfolio was $7.86 billion at December 31, 2004 and $6.54 billion at December 31, 2003, and comprised primarily of loans secured by first mortgages on developed commercial real estate. Geographical and property type diversification are key considerations used to manage our mortgage loan risk.

        We closely monitor our commercial mortgage loan portfolio on a loan-by-loan basis. Loans with an estimated collateral value less than the loan balance, as well as loans with other characteristics indicative of higher than normal credit risk, are reviewed by financial and investment management at least quarterly for purposes of establishing valuation allowances and placing loans on non-accrual status. The underlying collateral values are based upon either discounted property cash flow projections or a commonly used valuation method that utilizes a one-year projection of expected annual income divided by an expected rate of return. We had net realized capital losses related to write-downs on mortgage loans of $1 million, $4 million and $2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        Short-Term Investments    Our short-term investment portfolio was $4.13 billion and $1.82 billion at December 31, 2004 and 2003, respectively. We invest available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of less than one year.

        We also participate in securities lending, primarily as an investment yield enhancement, with third parties such as brokerage firms. We obtain collateral in an amount equal to 102% and 105% of the fair value of domestic and foreign securities, respectively, and monitor the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. The cash we receive is invested in short-term and fixed income investments, and an offsetting liability is recorded in other liabilities. At December 31, 2004, the amount of securities lending collateral reinvested in short-term investments had a carrying value of $1.43 billion. This compares to $569 million at December 31, 2003.

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

        Investment policies define the overall framework for managing market and other investment risks, including accountability and control over risk management activities. Subsidiaries that conduct investment activities follow policies that have been approved by their respective boards of directors. These investment policies specify the investment limits and strategies that are appropriate given the liquidity, surplus, product profile and regulatory requirements of the subsidiary. These activities are conducted primarily through subsidiaries' boards of directors and investment committees. For Allstate Financial, the asset-liability management ("ALM") policy guidelines further define the overall asset-liability framework for managing market and investment risks. The Allstate Financial ALM activities follow asset-liability policies that have been approved by their respective boards of directors. These ALM policies specify limits, ranges and targets for investments that best meet Allstate Financial's business objectives in light of its product liabilities.

        We manage our exposure to market risk through the use of asset allocation, duration and value-at-risk limits, through the use of simulation and, as appropriate, through the use of stress tests. We have asset allocation limits that place restrictions on the total funds that may be invested within an asset class. We have duration limits on the Property-Liability and Allstate Financial investment portfolios and, as appropriate, on individual components of these portfolios. These duration limits place restrictions on the amount of interest rate risk that may be taken. Our value-at-risk limits restrict the potential loss in fair value that could arise from adverse movements in the fixed income, equity, and currency markets based on historical volatilities and correlations among market risk factors. Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by investment policies. For Allstate Financial, this day-to-day management is integrated within the day-to-day activities of the ALM function. One result of this work is the development and implementation of an asset allocation strategy for optimizing Allstate Financial's investment income.

        Although we apply a common overall philosophy to market risk, the underlying business frameworks and the accounting and regulatory environments differ considerably between the Property-Liability and Allstate Financial businesses affecting investment decisions and risk parameters.

        Interest rate risk is the risk that we will incur a loss due to adverse changes in interest rates. This risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets and issue interest-sensitive liabilities, primarily in our Allstate Financial operations.

        We manage the interest rate risk in our assets relative to the interest rate risk in our liabilities. One of the measures used to quantify this exposure is duration. Duration measures the price sensitivity of the assets and liabilities to changes in interest rates. For example, if interest rates increase 100 basis points, the fair value of an asset exhibiting a duration of 5 is expected to decrease in value by approximately 5%. At December 31, 2004, the difference between our asset and liability duration was approximately 0.84, compared to a 0.99 gap at December 31, 2003. A positive duration gap indicates that the fair value of our assets is more sensitive to interest rate movements than the fair value of our liabilities.

        Most of our duration gap originates from the Property-Liability operations, with the primary liabilities being auto and homeowners claims. In the management of investments supporting the Property-Liability business, we adhere to an objective of emphasizing safety of principal and consistency of income within a total return framework. This approach is designed to ensure our financial strength and stability for paying claims, while maximizing economic value and surplus growth. This objective generally results in a positive duration mismatch between the Property-Liability assets and liabilities.

        For the Allstate Financial business, we seek to invest premiums, contract charges and deposits to generate future cash flows that will fund future claims, benefits and expenses, and that will earn stable margins across a wide variety of interest rate and economic scenarios. In order to achieve this objective and limit interest rate risk for Allstate Financial, we adhere to a philosophy of managing the duration of assets and related liabilities. This philosophy may include using interest rate swaps, futures, forwards, caps and floors to reduce the interest rate risk resulting from mismatches between existing assets and liabilities, and financial futures and other derivative instruments to hedge the interest rate risk of anticipated purchases and sales of investments and product sales to customers.

        We pledge and receive collateral on certain types of derivative contracts. For futures and option contracts traded on exchanges, we have pledged securities as margin deposits totaling $27 million as of December 31, 2004. For over-the-counter derivative transactions involving interest rate swaps, foreign currency swaps, interest rate caps, interest rate floor agreements, and credit default swaps, master netting agreements are used. These agreements allow us to net payments due for transactions covered by the agreements, and when applicable, we are required to post collateral. As of December 31, 2004,we had posted $1 million of securities, while counterparties pledged $490 million of cash as collateral for over-the-counter instruments.

        To calculate the duration gap between assets and liabilities, we project asset and liability cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative interest rates and determining the percentage change in aggregate fair value. The cash flows used in this calculation include the expected maturity and repricing characteristics of our derivative financial instruments, all other financial instruments (as described in Note 6 of the consolidated financial statements), and certain other items including unearned premiums, property-liability claims and claims expense reserves, interest-sensitive liabilities and annuity liabilities. The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. Such assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, municipal housing bonds, callable municipal and corporate obligations, and fixed rate single and flexible premium deferred annuities. Additionally, the calculations include assumptions regarding the renewal of property-liability policies.

        Based upon the information and assumptions we use in this duration calculation, and interest rates in effect at December 31, 2004, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of the assets and liabilities by approximately $1.79 billion, compared to $1.77 billion at December 31, 2003. Additionally, there are $7.32 billion of assets supporting life insurance products such as traditional and interest-sensitive life that are not financial instruments and as a result have not been included in the above estimate. This amount has increased from the $6.20 billion reported at December 31, 2003 due to increases in policies in force. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, these assets would decrease in value by $427 million, compared to a decrease of $278 million at December 31, 2003. Also reflected in the duration calculation are the effects of a program that uses short futures to manage the Property-Liability interest rate risk exposures relative to duration targets. Based on contracts in place at December 31, 2004, we would recognize realized capital gains totaling $45 million in the event of a 100 basis point immediate, parallel interest rate increase and $45 million in realized capital losses in the event of a 100 basis point immediate, parallel interest rate decrease. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

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

        Equity price risk is the risk that we will incur losses due to adverse changes in the general levels of the equity markets. At December 31, 2004, we held approximately $4.88 billion in common stocks and $1.82 billion in other securities with equity risk (including primarily convertible securities, limited partnership funds and non-redeemable preferred securities), compared to approximately $4.42 billion in common stocks and $1.30 billion in other equity investments at December 31, 2003. Approximately 99.8%

and 65.8% of these totals, respectively, represented assets of the Property-Liability operations at December 31, 2004, compared to approximately 99.0% and 58.8%, respectively, at December 31, 2003.

        At December 31, 2004, our portfolio of equity investments had a beta of approximately 0.85, compared to a beta of approximately 0.84 at December 31, 2003. Beta represents a widely used methodology to describe, quantitatively, an investment's market risk characteristics relative to the Standard & Poor's 500 Composite Price Index ("S&P 500"). Based on the beta analysis, we estimate that if the S&P 500 decreases by 10%, the fair value of our equity investments will decrease by approximately 8.5%. Likewise, we estimate that if the S&P 500 increases by 10%, the fair value of our equity investments will increase by approximately 8.5%. Based upon the information and assumptions we used to calculate beta at December 31, 2004, we estimate that an immediate decrease in the S&P 500 of 10% would decrease the net fair value of our equity investments identified above by approximately $569 million, compared to $478 million at December 31, 2003. The selection of a 10% immediate decrease in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

        The beta of our equity investments was determined by comparing the monthly total returns of the equity investments to monthly total returns of the S&P 500 over a three-year historical period. Since beta is historically based, projecting future price volatility using this method involves an inherent assumption that historical volatility and correlation relationships between stocks will not change in the future. Therefore, the illustrations noted above may not reflect our actual experience if future volatility and correlation relationships differ from the historical relationships.

        At December 31, 2004 and 2003, we had separate accounts assets related to variable annuity and variable life contracts with account values totaling $14.38 billion and $13.43 billion, respectively. We earn contract charges as a percentage of these account values. In the event of an immediate decline of 10% in the account values due to equity market declines, we would have earned approximately $24 million and $21 million less in fee income at December 31, 2004 and December 31, 2003, respectively.

        Variable annuity contracts sold by Allstate Financial have a GMDB and customers may choose to purchase an enhanced GMDB, guaranteed minimum income benefits ("GMIB") prior to 2004, a TrueReturnSM guaranteed minimum accumulation benefit ("GMAB") beginning in 2004, and beginning in 2005, a SureIncomeSM guaranteed minimum withdrawal benefit ("GMWB"). These guarantees subject us to additional equity market risk because the beneficiary or contractholder may receive a benefit that is greater than their corresponding account value. GMDBs are payable upon death. GMIBs may be exercised on or after the tenth-year anniversary (not prior to 2008) of the contract if the contractholder elects to receive a defined stream of payments ("annuitize"). GMABs are credited to the contractholder account on a contract anniversary date that is pre-determined by the contractholder, between the eighth and twentieth year after contract issue (not prior to 2012). GMABs guarantee an account value of up to 2.5 times (or 250%) of the amount deposited in the contract, depending on the amount of time the contract is in force and adherence to certain fund allocation requirements. GMWBs will be payable if the contractholder elects to take partial withdrawals. GMWBs guarantee that the contractholder can take annual partial withdrawals up to 8% of the amount deposited in the contract until their withdrawals total the initial deposit.

        In January 2004, we established reserves for GMDBs and GMIBs in conjunction with the adoption of SOP 03-1. Because of this change in accounting, guarantee payments will be recognized overfuture periods rather than expensed as paid. For more details see Notes 2 and 8 of the consolidated financial statements.

        At December 31, 2004 and 2003, the guaranteed value of the death benefits in excess of account values was estimated to be $1.80 billion and $2.46 billion, respectively, net of reinsurance. The decrease in this estimate between periods is attributable to improved equity markets during 2004 and customer surrenders of contracts with in-the-money GMDBs. In both periods, approximately two-thirds of this exposure is related to the return of deposits guarantee, while the remaining one-third is attributable to a death benefit guarantee greater than the original deposits. In addition to reinsurance for a portion of these benefits, we entered into various derivative instruments beginning in 2003 to offset the risk of future death claims on substantially all new business issued on or after January 1, 2003. A similar program for GMABs was established in 2004 and a similar program for GMWBs will be established in 2005.

        In the event of an immediate decline in account values of 10% due to equity market declines, payments for guaranteed death benefits at December 31, 2004 would increase by an estimated $15 million in 2005. These payments would be charged against the related reserve rather than directly to earnings as paid. Contributions to the reserve for GMDBs would be reduced by approximately $1 million in 2005 in the event of an immediate 10% decline in account values. For discussion of the accounting treatment, see Note 2 of the consolidated financial statements. The selection of a 10% immediate decrease should not be construed as our prediction of future market events, but only as an example to illustrate the potential effect on earnings and cash flow of equity market declines as a result of this guarantee. Also, our actual payment experience in the future may not be consistent with the assumptions used in the model.

        GMIB contracts that we sold provide the contractholder with the right to annuitize based on the highest account value at any anniversary date or on a guaranteed earnings rate based on the initial account value over the specified period. The guaranteed income benefit feature was first offered in our variably annuity products beginning in 1998, with guaranteed benefits available for election by contractholders ten years after issue. Accordingly, the earliest date at which benefits would become payable is 2008. In the event of an immediate decline of 10% in contractholders' account values as of December 31, 2004 due to equity market declines, contributions to the reserve would be reduced by a nominal amount in 2005. For discussion of the accounting treatment, see Note 2 of the consolidated financial statements. The selection of a 10% immediate decrease should not be construed as our prediction of future market events, but only as an example to illustrate the potential effect on earnings and cash flow of equity market declines as a result of this guarantee.

        In the event of an immediate decline of 10% in GMAB contractholders' account values as of December 31, 2004, due to equity market declines, there would be no net impact on our earnings because these benefits are fully hedged, however the reserve for GMABs would be increased by approximately $5 million.

        In addition to our GMDB, GMIB and GMAB equity risk, at December 31, 2004 and 2003 we had approximately $2.02 billion and $1.55 billion, respectively, in equity-indexed annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500. We hedge the equity risk associated with these liabilities through the purchase and sale of equity-indexed options and futures, swap futures, and eurodollar futures, maintaining risk within specified value-at-risk limits.

        Allstate Financial also is exposed to equity risk in DAC. Fluctuations in the value of the variable annuity and life contract account values due to the equity market affect DAC amortization, because the expected fee income and guaranteed benefits payable are components of the EGP for variable annuity and life contracts. For a more detailed discussion of DAC, see Note 2 of the consolidated financial statements and the Application of Critical Accounting Policies section of the MD&A.

        Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk primarily arises from our foreign equity investments, including real estate funds and our Canadian operations. We also have funding agreement programs and a small amount of fixed income securities that are denominated in foreign currencies, but we use derivatives to hedge the foreign currency risk of these funding agreements and securities. At December 31, 2004 and 2003, we had approximately $1.22 billion and $1.36 billion, respectively, in funding agreements denominated in foreign currencies.

        At December 31, 2004, we had approximately $455 million in foreign currency denominated equity securities and an additional $567 million net investment in our Canadian subsidiaries. These amounts were $380 million and $492 million, respectively, at December 31, 2003. The foreign currency exposure is almost entirely in the Property-Liability business.

        Based upon the information and assumptions we used at December 31, 2004, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates that we are exposed to would decrease the value of our foreign currency denominated instruments by approximately $102 million, compared with an estimated $87 million decrease at December 31, 2003. The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. Our currency exposure is diversified across 32 countries, compared to 31 countries at December 31, 2003. Our largest individual currency exchange exposures at December 31, 2004 were to the Canadian dollar (56.5%) and the British pound (11.0%). The largest individual currency exchange exposures at December 31, 2003 were to the Canadian dollar (58.9%) and the British pound (10.5%). Our primary regional exposure is to Western Europe, approximately 28.7% at December 31, 2004, compared to 27.8% at December 31, 2003.

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

        Net periodic pension cost in 2005 is estimated to be $313 million based on current assumptions. Net periodic pension cost increased in 2004 and 2003 principally due to unfavorable returns on plan assets, decreases in the weighted average discount rate assumption which is based on long-term interest rates, and, in 2003, a decrease in the expected long-term rate of return on plan assets. In each of the years 2004, 2003 and 2002, net pension cost included non-cash settlement charges primarily resulting from lump sum distributions made to agents. Settlement charges are expected to continue in the future as we settle our remaining agent pension obligations by making lump sum distributions to agents.

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

        Amounts recorded for pension cost and minimum pension liabilities are significantly affected by fluctuations in the returns on plan assets and the amortization of unrecognized actuarial gains and losses. Plan assets sustained net losses in 2002 primarily due to the decline in the equity markets. These asset losses, combined with all other unrecognized actuarial gains and losses, resulted in amortization of net actuarial loss (and additional net periodic pension cost) of $121 million in 2004 and $92 million in 2003. We anticipate that the unrealized loss for our pension plans will exceed 10% of the greater of the projected benefit obligations or the market-related value of assets during the foreseeable future, resulting in additional amortization and net periodic pension cost.

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

        Holding other assumptions constant, a hypothetical decrease of 100 basis points in the weighted average discount rate would result in an increase of $50 million in net periodic pension cost and an $867 million increase in the minimum pension liability after-tax as of October 31, 2004, our most recent measurement date, versus an increase of $48 million in net periodic pension cost and a $762 million increase in the minimum pension liability after-tax as of October 31, 2003. A hypothetical increase of 100 basis points in the weighted average discount rate would decrease net periodic pension cost by $41 million and would decrease the minimum pension liability after-tax by $49 million as of October 31, 2004, versus a decrease in net periodic pension cost of $40 million and a $52 million decrease in the minimum pension liability after-tax as of October 31, 2003. This non-symmetrical range results from the non-linear relationship between discount rates and pension obligations, and changes in the amortization of unrealized net actuarial gains and losses.

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

        Holding other assumptions constant, a hypothetical decrease of 100 basis points in the expected long-term rate of return on plan assets would result in an increase of $37 million in pension cost at October 31, 2004, compared to an increase of $34 million at October 31, 2003. A hypothetical increase of 100 basis points in the expected long-term rate of return on plan assets would result in a decrease in net periodic pension cost of $37 million at October 31, 2004, compared to a decrease of $34 million at

October 31, 2003. Changes in the expected long-term rate of return on plan assets do not affect the minimum pension liability.

CAPITAL RESOURCES AND LIQUIDITY

        Capital Resources consist of shareholders' equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes. The following table summarizes our capital resources at December 31.

(in millions)	2004	2003	2002
Common stock, retained earnings and other shareholders' equity items	$19,208	$17,809	$15,705
Accumulated other comprehensive income	2,615	2,756	1,733

Total shareholders' equity	21,823	20,565	17,438
Mandatorily redeemable preferred securities	—	—	200
Debt	5,334	5,076	4,240

Total capital resources	$27,157	$25,641	$21,878

Ratio of debt and mandatorily redeemable preferred securities to shareholders' equity	24.4%	24.7%	25.5%

        Shareholders' equity increased in 2004 when compared to 2003, as net income was partially offset by share repurchases and dividends paid to shareholders. Shareholders' equity increased in 2003 when compared to 2002, as net income, unrealized net capital gains on investments and a decrease in the minimum pension liability were partially offset by dividends paid to shareholders and share repurchases. Our $1.50 billion share repurchase program was completed as of December 31, 2004. Commencing in January 2005, we have a new $4.00 billion share repurchase program which is expected to be completed in 2006.

        Treasury stock is a component of shareholders' equity and, since 1995, we have repurchased 292 million shares of our common stock at a cost of $9.90 billion, primarily as part of various stock repurchase programs. We have reissued 76 million shares since 1995, primarily associated with our equity incentive plans, the 1999 acquisition of American Heritage Life Investment Corporation ("AHL") and the redemption of certain mandatorily redeemable preferred securities.

        Debt increased in 2004 compared to 2003 primarily due to increases in long-term borrowings outstanding. We issued $650 million of 5.00% Senior Notes due in 2014, utilizing the registration statement filed with the SEC in June 2000. The proceeds of this issuance will be used for general corporate purposes, including to facilitate the repayment of a portion of the $900 million of 7 7/8% Senior Notes due 2005 at their scheduled maturity on May 1, 2005. We anticipate having adequate sources of liquidity from existing investments and dividends from subsidiaries to repay the remaining portion of the $900 million of 7 7/8% Senior Notes. The increase in debt was partially offset by a decrease of $412 million related to the deconsolidation of a variable interest entity ("VIE") resulting from the sale of a portion of the equity interest in the VIE. For more information on the adoption of Financial Accounting Standards Board Interpretation No. 46 ("FIN 46"), see Notes 2, 3 and 11 of the consolidated financial statements.

        At December 31, 2004, we had outstanding commercial paper borrowings of $43 million with a weighted average interest rate of 2.22%.

        The increase in debt in 2003 compared to 2002 was primarily due to the adoption of FIN 46 and increases in long-term borrowings outstanding, partly offset by declines in short-term borrowings outstanding. The adoption of FIN 46, effective July 1, 2003, increased long-term debt by $1.05 billion, including $691 million for the consolidation of two VIEs to hold assets under the management of an affiliate on behalf of third-party investors, $112 million for the consolidation of a VIE for a headquarters office building and up to 38 automotive collision repair stores, $45 million for the consolidation of the debt of a previously unconsolidated investment security, and $200 million of the debt we issued to Allstate Financing II ("AF II") that is no longer required to be consolidated. Although we were required to consolidate the two VIEs used to hold assets on behalf of third-party investors under FIN 46, we had no legal ownership of the assets and no obligation to repay the debt. Our maximum exposure related to these two entities was the current value of our equity investment, which totaled $12 million at December 31, 2003. Moody's and Standard and Poor's had apprised us that the reported debt associated with the consolidation of these VIEs would be excluded for analytical purposes from the ratio of debt to shareholders' equity for ratings considerations. This analytical ratio was 21.3% as of December 31, 2003.

        In 2003, we issued $400 million of 5.350% Senior Notes due in 2033, utilizing the registration statement filed with the SEC in 2000. The proceeds of this issuance were used to redeem the $300 million of 6 3/4% Notes due 2003 and for general corporate purposes.

        Mandatorily redeemable preferred securities were eliminated as a separate line item on our Consolidated Statements of Financial Position effective July 1, 2003, because of the adoption of FIN 46. This accounting guidance required the de-consolidation of AF II, a subsidiary that we own 100%, and the recognition of debt pursuant to debentures that we had previously issued to AF II, which are held as collateral for the mandatorily redeemable preferred securities. For further discussion of the capital structure of AF II, see Note 11 of the consolidated financial statements.

        Financial Ratings and Strength    The following table summarizes our debt, commercial paper and insurance financial strength ratings at December 31, 2004.

	Moody's	Standard & Poor's	A.M. Best
The Allstate Corporation (senior long-term debt)	A1	A+	a
The Allstate Corporation (commercial paper)	P-1	A-1	AMB-1
Allstate Insurance Company (financial strength)	Aa2	AA	A+
Allstate Life Insurance Company ("ALIC") (financial strength)	Aa2	AA	A+

        Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage. We have distinct groups of subsidiaries licensed to sell property and casualty insurance in New Jersey and Florida. These groups have separate group ratings and are not reinsured by other Allstate subsidiaries that are not part of each of these respective groups. The ratings of the New Jersey and Florida groups are influenced by the risks noted above as they relate distinctly to each group. In 2004, A.M. Best revised the rating of Allstate Floridian Insurance Company ("Allstate Floridian") and Allstate Floridian Indemnity Company from A- (Excellent) to B+ (Very Good). These ratings remain under review with negative implications as the current risk-adjusted capitalization is not supportive of the rating, as a result of a decline in capital of Allstate Floridian due to hurricanes Charley, Frances, Ivan and Jeanne. The resolution of the ratings review will be influenced by developments prior to the 2005 hurricane season, including Florida regulatory and legislative actions, Allstate and Allstate Floridian management actions, A.M. Best's assessment of the timing and nature of such developments and their view on the amount of capital and risk-adjusted capitalization deemed necessary to support the ratings. Although at present it is not clear when a ratings decision will be made, it is believed A.M. Best will make a ratings decision before the 2005 hurricane season. A.M. Best has indicated it is evaluating its methodology for determining the level of capital needed to support property insurance written in areas of hurricane loss exposure in Florida. Allstate Floridian also has a Demotech rating of A1.

        The ratio of net premiums written to statutory surplus is a common measure of operating leverage used in the property-casualty insurance industry and serves as an indicator of a company's premium growth capacity. Ratios in excess of 3 to 1 are typically considered outside the usual range by insurance regulators and rating agencies. AIC's premium to surplus ratio was 1.5x on December 31, 2004 compared to 1.5x in the prior year.

        State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC for property-liability companies takes into account asset and credit risks but places more emphasis on underwriting factors for reserving and pricing. The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks. At December 31, 2004, the RBC for each of our domestic insurance companies was above levels that would require regulatory actions.

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

        Liquidity Sources and Uses    Our potential sources of funds principally include activities shown in the following table.

	Property- Liability	Allstate Financial	Corporate and Other
Receipt of insurance premiums	X	X
Allstate Financial contractholder fund deposits		X
Reinsurance recoveries	X	X
Receipts of principal, interest and dividends on investments	X	X	X
Sales of investments	X	X	X
Funds from investment repurchase agreements, securities lending, dollar roll, commercial paper and lines of credit agreements	X	X	X
Inter-company loans and tax refunds/settlements	X	X	X
Capital contributions from parent	X	X
Dividends from subsidiaries	X	X	X
Funds from periodic issuance of additional securities			X
Funds from the settlement of our benefit plans			X

        Our potential uses of funds principally include activities shown in the following table.

	Property- Liability	Allstate Financial	Corporate and Other
Payment of claims and related expenses	X
Payment of contract benefits, maturities, surrenders and withdrawals		X
Reinsurance cessions and payments	X	X
Operating costs and expenses	X	X	X
Purchase of investments	X	X	X
Repayment of investment repurchase agreements, securities lending, dollar roll, commercial paper and lines of credit agreements	X	X	X
Payment or repayment of inter-company loans	X	X	X
Capital contributions to subsidiaries	X	X	X
Dividends to shareholders	X	X	X
Share repurchases			X
Debt service expenses and repayment			X
Settlement payments of employee and agent benefit plans	X		X

        The following table summarizes consolidated cash flow activities by business unit.

	Property-Liability			Allstate Financial			Corporate and Other			Consolidated
(in millions)	2004	2003	2002	2004	2003	2002	2004	2003	2002	2004	2003	2002
Net cash provided by (used in):
Operating activities	$4,092	$3,450	$2,543	$1,916	$2,256	$1,887	$(540)	$(15)	$(7)	$5,468	$5,691	$4,423
Investing activities	(1,903)	(2,344)	(1,613)	(8,039)	(6,769)	(7,560)	(781)	(351)	165	(10,723)	(9,464)	(9,008)
Financing activities	49	11	92	6,506	4,554	5,443	(1,252)	(888)	(751)	5,303	3,677	4,784

Net increase (decrease) in consolidated cash										$48	$(96)	$199

        Property-Liability      Higher operating cash flows of the Property-Liability business in 2004 and 2003 were primarily due to increased underwriting income despite catastrophe losses in 2004 and contributions made to our defined benefit pension plans in 2004 and 2003. Cash used in investing activities decreased in 2004 primarily as a result of less underwriting income being available for investment due to higher operating cash flows offset by dividends paid by AIC to its parent. Cash used in investing activities increased in 2003 as higher operating cash flows were invested in the fixed income and equity portfolios.

        Cash flows were impacted by dividends paid by AIC to its parent, The Allstate Corporation, totaling $2.49 billion, $1.27 billion and $675 million in 2004, 2003 and 2002, respectively. For a description of limitations on the payment of these dividends, see Note 15 of the consolidated financial statements.

        Allstate Financial      Lower cash flows from operating activities in 2004, compared to 2003, were primarily due to lower premium collections and higher deferrable expenses paid, partially offset by lower policy and contract benefits paid and higher interest received on fixed income securities and mortgage loans. The lower premium collections were primarily the result of the disposal of substantially all of our direct response distribution business and lower sales of life-contingent immediate annuities. Higher operating cash flows of Allstate Financial in 2003 primarily relate to increases in investment income, partially offset by an increase in benefits and acquisition related expenses from new business growth.

        Cash flows used in investing activities increased in 2004 compared to 2003 as the investment of higher financing cash flows was partially offset by lower operating cash flow. Cash flows used in investing activities declined in 2003 compared to 2002 as the investment of higher operating cash flows were offset by lower financing cash flow.

        Increased cash flows from financing activities in 2004, compared to 2003, were primarily attributable to higher deposits of fixed annuities and institutional products, partially offset by fixed annuity withdrawals and institutional product maturities. Lower cash flow from financing activities during 2003 reflect an increase in maturities of institutional products and benefits and withdrawals from contractholders' accounts, partially offset by increased deposits received from contractholders. For quantification of the changes in contractholder funds, see the Allstate Financial Segment section of the MD&A.

        A portion of the Allstate Financial product portfolio, primarily fixed annuity and interest-sensitive life insurance products, is subject to surrender and withdrawal at the discretion of contractholders. The following table summarizes Allstate Financial's liabilities for these products by their contractual withdrawal provisions at December 31, 2004. Approximately 16.7% of these liabilities is subject to discretionary withdrawal without adjustment.

(in millions)	2004
Not subject to discretionary withdrawal	$15,074
Subject to discretionary withdrawal with adjustments:
Specified surrender charges(1)	21,902
Market value(2)	9,453
Subject to discretionary withdrawal without adjustments	9,280

Total Contractholder funds	$55,709

(1)
Includes $9.15 billion of liabilities with a contractual surrender charge of less than 5.0% of the account balance.

(2)
Approximately $8.14 billion of the contracts with market value adjusted surrenders have a 30-45 day period during which there is no surrender charge or market value adjustment, including approximately $1.45 billion of market-value adjusted annuities with a period commencing during 2005.

        To ensure we have the appropriate level of liquidity in this segment, we perform actuarial tests on the impact to cash flows of policy surrenders and other actions under various scenarios. Depending upon the years in which certain policy types were sold with specific surrender provisions, the Allstate Financial cash flow could vary due to higher surrender of policies exiting their surrender charge periods.

        Corporate and Other      Lower operating cash flow of the Corporate and Other segment in 2004 was primarily due to the timing of intercompany settlements. Financing cash flows of the Corporate and Other segment reflect actions such as fluctuations in short-term debt, proceeds from the issuance of debt, dividends to shareholders of The Allstate Corporation and share repurchases; therefore, financing cash flows are affected when we increase or decrease the level of these activities. Higher uses of cash in investing activities during 2004 and 2003 reflect additional net investments made in the portfolio of Kennett Capital, a subsidiary of The Allstate Corporation. Kennett Capital has $1.90 billion of capital that is available to pay dividends to The Allstate Corporation, that are not subject to insurance company limitations.

        We have established external sources of short-term liquidity that include a commercial paper program, lines-of-credit, dollar rolls and repurchase agreements. In the aggregate, at December 31, 2004, these sources could provide over $3.16 billion of additional liquidity. For additional liquidity, we can also issue new insurance contracts, incur additional debt and sell assets from our investment portfolio. The liquidity of our investment portfolio varies by type of investment. For example, $17.41 billion of privately placed corporate obligations that represent 15.1% of the investment portfolio, and $7.86 billion of mortgage loans that represent 6.8% of the investment portfolio, generally are considered to be less liquid than many of our other types of investments, such as our U.S. government and agencies, municipal and public corporate fixed income security portfolios.

        We have access to additional borrowing to support liquidity as follows:

  •
  A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of December 31, 2004, the remaining borrowing capacity was $957 million; however, the outstanding balance fluctuates daily.

  •
  We currently maintain one primary credit facility and one additional credit facility totaling $1.05 billion to cover short-term liquidity requirements. The primary facility is a $1 billion five-year revolving line of credit expiring in 2009. It contains an increase provision that would make up to an additional $500 million available for borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. The other facility is a $50 million one-year revolving line of credit renewed in July 2004 for an additional year. Although the right to borrow under the five-year facility is not subject to a minimum rating requirement, the costs of maintaining the five-year facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt. There were no borrowings under either of these lines of credit during 2004. The total amount outstanding at any point in time under the combination of the commercial paper program and the two credit facilities cannot exceed the amount that can be borrowed under the credit facilities.

  •
  The right to issue up to an additional $2.15 billion of debt securities, equity securities, warrants for debt and equity securities, trust preferred securities, stock purchase contracts and stock purchase units utilizing the shelf registration statement filed with the SEC in August 2003.

        Our only financial covenant exists with respect to our primary credit facility and $18 million of our capital lease obligations. The covenant requires that we not exceed a 37.5% debt to capital resources ratio as defined in the agreements. This ratio at December 31, 2004 was 19.9%.

        We closely monitor and manage our liquidity through long- and short-term planning that is integrated between the corporation, the business segments and investments. Allstate Financial manages the duration of assets and related liabilities through ALM, using a dynamic process that addresses liquidity utilizing the investment portfolio, and components of the portfolio as appropriate, which is routinely subjected to stress testing. Allstate Protection's underwriting cash transactions comprise millions of small transactions that make it possible to statistically determine reasonable expectations of patterns of liquidity, which are subject to volatility from unpredictable catastrophe losses. Allstate Protection monitors the duration of its assets and liabilities and maintains a portfolio of highly liquid fixed income and equity securities, including short-term investments, exchange-traded common stock, municipal bonds, corporate bonds, and U.S. government and government agency securities in order to address the variability of its cash flows. Discontinued Lines and Coverages' liabilities are expected to be paid over many years and do not present a significant liquidity risk. Allstate Financial and Allstate Protection also have access to funds from our commercial paper program.

        Certain remote events and circumstances could constrain our liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in our long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/A-, or a downgrade in ALIC's financial strength ratings from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. The rating agencies also consider the interdependence of our individually rated entities, therefore, a rating change in one entity could potentially affect the ratings of other related entities.

        Contractual Obligations and Commitments    Our contractual obligations as of December 31, 2004 and the payments due by period are shown in the following table.

(in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Securities lending, dollar rolls, and repurchase agreements(1)	$4,364	$4,364	$—	$—	$—
Commercial paper	43	43	—	—	—
Contractholder funds(2)	75,033	8,194	19,337	10,914	36,588
Reserve for life-contingent contract benefits(3)	28,208	927	2,773	1,852	22,656
Long-term debt(4)	5,293	900	706	750	2,937
Capital lease obligations(4)	34	2	4	4	24
Operating leases(4)	816	220	279	155	162
Unconditional purchase obligations(4)	495	233	231	31	—
Pension obligations(4)(5)	89	71	12	6	—
Reserve for property-liability insurance claims and claims expense(6)	19,338	8,104	6,043	2,356	2,835
Other liabilities and accrued expenses(7)(8)	8,146	3,381	191	139	4,435

Total Contractual Cash Obligations	$141,859	$26,439	$29,576	$16,207	$69,637

(1)
Securities lending, dollar rolls and repurchase transactions are typically fully collateralized with marketable securities. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business.

(2)
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life, fixed annuities, including immediate annuities without life contingencies, bank deposits and institutional products. These amounts reflect estimated cash payments to be made to policyholders and contractholders. Certain of these contracts, such as immediate annuities without life contingencies and institutional products, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of payments has been determined by the contract. Other contracts, such as interest-sensitive life and fixed deferred annuities, involve payment obligations where the amount and timing of future payments is uncertain. For these contracts and bank deposits, (i) the Company is not currently making payments and will not make payments until the occurrence of an insurable event, such as death, or (ii) the occurrence of a payment triggering event, such as the surrender of or partial withdrawal on a policy or deposit contract, which is outside of the control of the Company. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, customer lapse and withdrawal activity, and estimated additional deposits for interest-sensitive life contracts, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table of $75.03 billion exceeds the corresponding liability amounts of $55.71 billion included in the Consolidated Statements of Financial Position as of December 31, 2004 for contractholder funds. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(3)
The reserve for life-contingent contract benefits relates primarily to traditional life and immediate annuities with life contingencies and reflects the present value of estimated cash payments to be made to policyholders and contractholders. Immediate annuities with life contingencies include (i) contracts where we are currently making payments and will continue to do so until the occurrence of a specific event such as death and (ii) contracts where the timing of a portion of the payments has been determined by the contract. Other contracts, such as traditional life and supplemental accident and health insurance, involve payment obligations where the amount and timing of future payments is uncertain. For these contracts, (i) the Company is not currently making payments and will not make payments until the occurrence of an insurable event, such as death or illness, or (ii) the occurrence of a payment triggering event, such as a surrender of a policy or contract, which is outside of the control of the Company. We have estimated the timing of cash outflows related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table of $28.21 billion exceeds the corresponding liability amounts of $11.75 billion included in the Consolidated Statements of Financial Position as of December 31, 2004 for reserve for life-contingent contract benefits. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(4)
Our payment obligations relating to long-term debt, capital lease obligations, operating leases, unconditional purchase obligations and pension obligations are managed within the structure of our intermediate to long-term liquidity management program.

(5)
Pension obligations represent approved contributions to our pension plans.

(6)
Reserve for property-liability insurance claims and claims expense are an estimate of amounts necessary to settle all outstanding claims, including claims that have been incurred but not reported as of the balance sheet date. We have estimated the timing of these payments based on our historical experience and our expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above, especially for those claims that have been incurred but not reported. The reserve for property-liability insurance claims and claims expense includes loss reserves related to asbestos and environmental claims as of December 31, 2004, of $2.43 billion and $281 million, respectively.

(7)
Other liabilities primarily include accrued expenses and certain benefit obligations and claim payments and other checks outstanding. Certain of these long-term liabilities are discounted with respect to interest, as a result the sum of the cash outflows shown for all years in the table of $8.15 billion exceeds the corresponding liability amounts of $4.14 billion.

(8)
Balance sheet liabilities not included in the table above include unearned and advance premiums of $10.68 billion and deferred income taxes of $829 million. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis of accounting. In addition, other liabilities of $1.08 billion were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

        Our contractual commitments as of December 31, 2004 and the payments due by period are shown in the following table.

(in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Other Commitments—Conditional(1)	$166	$166	$—	$—	$—
Other Commitments—Unconditional(1)	844	54	466	305	19

Total Commitments	$1,010	$220	$466	$305	$19

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

ENTERPRISE RISK MANAGEMENT

        Risk management is primarily employed within the business unit where the risk resides. In addition, we have a senior management advisory committee called the Enterprise Risk Council ("ERC"). Although the work of the ERC is in the early stages, ultimately it will be responsible for assessing risks on an integrated basis across subsidiaries and organizations.

        Among the risks that the ERC will be assessing are catastrophe risk management techniques employed by Allstate Protection; asset/liability management techniques primarily employed by Allstate Financial; and investment risk, including market risk, credit/counterparty risk, liquidity risk, operating risk and derivatives exposure limits employed by our Credit Risk Management Committee ("CRMC") in our investment organization. In addition to integrating these elements, other objectives of the ERC include:

  •
  Assessing/evaluating risk capacity impacting multiple organizations

  •
  Aligning risk appetites and strategy

  •
  Linking enterprise growth, risk, and return

  •
  Identifying enterprise risk opportunity sets

  •
  Rationalizing capital

        We are utilizing for Allstate Protection an internally developed stochastic model as a significant component in our determination of an appropriate level of economic capital needed, given a defined tolerance for risk. Economic capital modeling capabilities enable us to more fully understand and optimize risk/reward tradeoffs across the portfolio of businesses. The economic capital model accounts for the unique and specific nature and interaction of the risks inherent in our businesses, and also provides a basis upon which capital may be allocated to each business unit. Future plans include adding to the model similar economic capital evaluations with respect to the Allstate Financial business unit and our investment operations so that there is a total enterprise perspective.

REGULATION AND LEGAL PROCEEDINGS

        We are subject to extensive regulation and we are involved in various legal and regulatory actions, all of which have an effect on specific aspects of our business. For a detailed discussion of the legal and regulatory actions in which we are involved, see Note 13 of the consolidated financial statements.

PENDING ACCOUNTING STANDARDS

        As of December 31, 2004, there are several pending and proposed accounting standards that we have not implemented either because the standard has not been finalized or the implementation date has not yet occurred. For a discussion of these pending and proposed standards, see Note 2 of the consolidated financial statements.

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

Risks Relating to the Property-Liability business

As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events

        Because of the exposure of our property and casualty business to catastrophic events, our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made disasters, including earthquakes, volcanoes, wildfires, tornadoes, hurricanes, tropical storms and terrorism. While we believe that our natural event catastrophe management initiatives have reduced the potential magnitude of possible future natural event losses, we continue to be exposed to catastrophes that could have a material adverse effect on operating results and financial position. For example, in 2004 we incurred losses of $2.00 billion, net of recoveries from the FHCF, in connection with a series of four hurricanes (Charley, Frances, Ivan and Jeanne) that struck portions of Florida, the southeastern seaboard, and other parts of the United States. In addition, our historical catastrophe experience includes losses relating to Hurricane Andrew in 1992, totaling $2.3 billion, and to the Northridge earthquake of 1994, totaling $2.1 billion. We are also exposed to assessments from the California Earthquake Authority and various Florida state-created catastrophe loss management facilities, and to losses that could surpass the capitalization of these facilities. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which result in extraordinary losses or a downgrade of our debt or financial strength ratings.

        In addition, we are also subject to claims arising from weather events such as winter storms, rain, hail and high winds. The incidence and severity of weather conditions are inherently unpredictable. There is generally an increase in the frequency and severity of auto and homeowners claims when severe weather conditions occur.

Unanticipated increases in the severity or frequency of claims may adversely affect our profitability

        Changes in the severity or frequency of claims may affect the profitability of our Allstate Protection segment. Changes in bodily injury claim severity are driven primarily by inflation in the medical sector of the economy. Changes in auto physical damage claim severity are driven primarily by inflation in auto repair costs, auto parts prices and used car prices. Changes in homeowner's claim severity are driven by inflation in the construction industry, in building materials and in home furnishings and by other economic and environmental factors. However, changes in the level of the severity of claims are not limited to the effects of inflation in these various sectors of the economy. Increases in claim severity can arise from unexpected events that are inherently difficult to predict. Examples of such events include a decision in 2001 by the Georgia Supreme Court that diminished value coverage was included in auto policies under Georgia law, and the emergence of mold-related homeowners losses in the state of Texas. Although from time to time we pursue various loss management initiatives in the Allstate Protection segment in order to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity.

        Our Allstate Protection segment has experienced a decline in claim frequency. The industry has experienced a similar decline. We believe that this decrease may be attributable to a combination of several factors, including an increase in the level of policy deductibles chosen by policyholders, a decrease in policyholder submission of claims for minor losses, and our implementation of improved underwriting criteria. The favorable level of claim frequency we have experienced may not be sustainable over the longer term. A significant increase in claim frequency could have an adverse effect on our operating results and financial condition.

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

        In addition to regulating rates, certain states have enacted laws that require a property-liability insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities and joint underwriting associations or require the insurer to offer coverage to all consumers, often restricting an insurer's ability to charge the price it might otherwise charge. In these markets, we may be compelled to underwrite significant amounts of business at lower than desired rates, possibly leading to an unacceptable return on capital. Laws and regulations of many states also limit an insurer's ability to withdraw from one or more lines of insurance in the state, except pursuant to a plan that is approved by the state insurance department. Additionally, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the state. Our operating results and financial condition could be adversely affected by any of these factors.

The potential benefits of implementing Tiered Pricing may not be fully realized

        We believe that Tiered Pricing and underwriting (including SRM which, in some situations, considers information that is obtained from credit reports among other factors) has allowed us to be more competitive and operate more profitably. However, because some of our competitors have adopted underwriting criteria and Tiered Pricing models similar to those we use and because other competitors may follow suit, we may lose our competitive advantage. Further, the use of insurance scoring from information that is obtained from credit reports as a factor in underwriting and pricing has at times been challenged by regulators, legislators, litigants and special interest groups in various states. Competitive pressures could also force us to modify our Tiered Pricing model. Furthermore, because we have been using Tiered Pricing only for the last several years, we cannot make assurances that Tiered Pricing models will accurately reflect the level of losses that we will ultimately incur from the mix of new business generated. Moreover, to the extent that competitive pressures limit our ability to attract new customers, our expectation that the amount of business written using Tiered Pricing will increase may not be realized.

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

Risks Relating to the Allstate Financial Segment

Changes in underwriting and actual experience could materially affect profitability

        Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity, persistency and operating costs and expenses of the business. Management establishes target returns for each product based upon these factors and the average amount of regulatory and rating agency capital that the company must hold to support in-force contracts. We monitor and manage our pricing and overall sales mix to achieve target returns on a portfolio basis. Profitability from new business emerges over a period of years depending on the nature and life of the product and is subject to variability as actual results may differ from pricing assumptions.

        Our profitability in this segment depends on the adequacy of investment margins, the management of market and credit risks associated with investments, our ability to maintain premiums and contract charges at a level adequate to cover mortality and morbidity benefits, the adequacy of contract charges on variable contracts to cover the costs of various product features, the persistency of policies to ensure recovery of acquisition expenses, and the management of operating costs and expenses within anticipated pricing allowances. Legislation and regulation of the insurance marketplace and products could also affect our profitability.

Changes in reserve estimates may reduce profitability

        Reserve for life-contingent contract benefits is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses. We periodically review the adequacy of these reserves on an aggregate basis and if future experience differs significantly from assumptions, adjustments to reserves may be required which could have a material adverse effect on our operating results and financial condition.

Changes in market interest rates may lead to a significant decrease in the sales and profitability of spread-based products

        Our ability to manage the Allstate Financial investment margin for spread-based products is dependent upon maintaining profitable spreads between investment yields and interest crediting rates. As interest rates decrease or remain at low levels, proceeds from investments that have matured, prepaid or sold may be reinvested at lower yields, reducing investment margin. Lowering interest crediting rates can offset decreases in investment margin on some products. However, these changes could be limited by market conditions, regulatory or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields. Decreases in the rates offered on products in the financial segment could make those products less attractive, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products. Increases in market interest rates can also have negative effects on Allstate Financial, for example by increasing the attractiveness of other investments, which can lead to higher surrenders at a time when the segment's investment asset values are lower as a result of the increase in interest rates. For certain products, principally fixed annuity and interest sensitive life products, the earned rate on assets could lag behind market yields. We may react to market conditions by increasing crediting rates, which could narrow spreads. Unanticipated surrenders could result in DAC unlocking or affect the recoverability of DAC and thereby increase expenses and reduce profitability.

Declining equity markets may reduce both sales of products and income from contract charges and may adversely affect operating results and financial condition

        Conditions in the United States and international stock markets affect the sale and profitability of Allstate Financial's variable annuities. In general, sales of variable annuities decrease when stock markets are declining over an extended period of time. The effect of decreasing separate accounts balances resulting from volatile equity markets, lower underlying fund performance or declining consumer confidence could cause contract charges earned to decrease. In addition, it is possible that the assumptions and projections we use to establish prices for GMDB, GMIB, GMAB and GMWB products, particularly assumptions and projections about investment performance, do not accurately reflect the level of costs that we will ultimately incur in providing those benefits, resulting in adverse margin trends. These factors may result in accelerated DAC amortization and require increases in reserves, which would reduce statutory capital and surplus and/or Allstate Financial's net income. Poor fund performance could also result in higher partial withdrawals of account value which, for some contracts, do not reduce the GMDB by a proportional amount.

Changes in estimates of profitability on interest-sensitive and variable products may have an adverse effect on results through increased amortization of DAC

        DAC related to interest-sensitive life, variable life and annuity and investment contracts is amortized in proportion to EGP over the estimated lives of the contracts. Assumptions underlying EGP, including those relating to margins from mortality, investment margin, contract administration, surrender and other contract charges, are updated from time to time in order to reflect actual and expected experience and its potential effect on the valuation of DAC. Updates to these assumptions could result in DAC unlocking, which in turn could adversely affect our operating results and financial condition.

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

Changes in tax laws may decrease sales and profitability of products

        Under current federal and state income tax law, certain products (primarily life insurance and annuities) we offer receive favorable tax treatment. This favorable treatment may give certain of our products a competitive advantage over noninsurance products. Congress from time to time considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. Congress also considers proposals to reduce the taxation of certain products or investments that may compete with life insurance and annuities. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage of certain of our products as compared to competing products. Such proposals, if adopted, could have a material adverse effect on our financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws have negatively affected the demand for the types of life insurance used in estate planning.

Risks Relating to the Insurance Industry

Our future results are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive

        The insurance industry is highly competitive. Our competitors include other insurers and, because many of our products include a savings or investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions. Many of our competitors have well-established national reputations and market similar insurance products. Because of the competitive nature of the insurance industry, including competition for producers such as exclusive and independent agents, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressure will not have a material adverse effect on our business, operating results or financial condition. The ability of banks to affiliate with insurers may have a material adverse effect on all of our product lines by substantially increasing the number, size and financial strength of potential competitors. Furthermore, certain competitors operate using a mutual insurance company structure and therefore, may have dissimilar profitability and return targets.

We are subject to market risk and so changing interest rates and declines in credit quality may have adverse effects

        Because we have large investment portfolios, we are subject to market risk, the risk that we will incur losses due to adverse changes in equity, interest, commodity or foreign currency exchange rates and prices. Our primary market risk exposures are to changes in interest rates and equity prices and, to a lesser degree, changes in foreign currency exchange rates. For additional information on market risk, see the "Market Risk" section of MD&A.

        A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new investments that may yield less than the portfolio's average rate. In a declining interest rate environment, borrowers may prepay or redeem securities we hold more quickly than expected as they seek to refinance at lower rates. A decline could also cause the purchase of longer-term assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. An increase in market interest rates could have an adverse effect on the value of our investment portfolio, for example, by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio. Increases in interest rates also may lead to an increase in policy loans, surrenders and withdrawals that generally would be funded at a time when fair values of fixed income securities are lower. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities, including realized losses relating to derivative strategies not adequately addressing portfolio risks. A declining market could also cause the investments in our pension plans to decrease below the accumulated benefit obligation, resulting in additional pension liability and expense and increasing required contributions to the pension plans.

Concentration of our investment portfolios in any particular segment of the economy may have adverse effects

        The concentration of our investment portfolios in any particular industry, group of related industries or geographic sector could have an adverse effect on our investment portfolios and consequently on our results of operations and financial position. Events or developments that have a negative impact on any particular industry, group of related industries or geographic sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated rather than diversified.

We may suffer losses from litigation

        As is typical for a large company, we are involved in a substantial amount of litigation, including class action litigation challenging a range of company practices. Our litigation exposure could have a material adverse effect on our operating results and financial condition in a future period in the event of an unexpected adverse outcome or if additional reserves are required to be established for such litigation. For a description of our current legal proceedings, see Note 13 of the consolidated financial statements.

We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth

        As insurance companies, broker-dealers, investment advisers and/or investment companies, many of our subsidiaries are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators, the SEC, the National Association of Securities Dealers, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal issue may not result in compliance with another regulator's or enforcement authority's interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator's or enforcement authority's interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator's or enforcement authority's interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business. Furthermore, in some cases, these laws and regulations are designed to protect the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect purchasers or users of insurance products, not holders of securities issued by The Allstate Corporation. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business.

        In recent years, the state insurance regulatory framework has come under public scrutiny and members of Congress have discussed proposals to provide for optional federal chartering of insurance companies. We can make no assurances regarding the potential impact of state or federal measures that may change the nature or scope of insurance regulation.

Reinsurance may be unavailable at historical levels and prices which may limit our ability to write new business

        Market conditions beyond our control determine the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net liability exposure, reduce our insurance writings, or develop or seek other alternatives.

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

The continued threat of terrorism and ongoing military actions may adversely affect the level of claim losses we incur and the value of our investment portfolio

        The continued threat of terrorism, both within the United States and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the equity markets and with interest rates in the United States, Europe and elsewhere, and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by the continued threat of terrorism. We seek to mitigate the potential impact of terrorism on our commercial mortgage portfolio by limiting geographical concentrations in key metropolitan areas and by requiring terrorism insurance to the extent that it is commercially available. Additionally, in the event that a terrorist act occurs, both Allstate Protection and Allstate Financial may be adversely affected, depending on the nature of the event.

Any decrease in our financial strength ratings may have an adverse effect on our competitive position

        Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital; a change in a rating agency's determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer's investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under the insurer's control. The insurance financial strength ratings of both AIC and ALIC are A+, AA and Aa2 (from A.M. Best, Standard & Poor's and Moody's, respectively). Several other affiliates have been assigned their own financial strength ratings by one or more rating agencies. Because all of these ratings are subject to continuous review, the retention of these ratings cannot be assured. A multiple level downgrade in any of these ratings could have a material adverse effect on our sales, our competitiveness, and the marketability of our product offerings impacting our liquidity, operating results and financial condition.

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

The occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively

        In the event of a disaster such as a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems could have an adverse impact on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage and retrieval systems. In the event that a significant number of our managers could be unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Information required for Item 7A is incorporated by reference to the material under the caption "Market Risk" in Part II, Item 7 of this report.

Item 8.    Financial Statements and Supplementary Data

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions except per share data)	2004	2003	2002
Revenues
Property-liability insurance premiums (net of reinsurance ceded of $399, $298, and $337)	$25,989	$24,677	$23,361
Life and annuity premiums and contract charges (net of reinsurance ceded of $608, $485, and $481)	2,072	2,304	2,293
Net investment income	5,284	4,972	4,849
Realized capital gains and losses	591	196	(924)

	33,936	32,149	29,579

Costs and expenses
Property-liability insurance claims and claims expense (net of reinsurance recoveries of $1,599, $455, and $345)	17,843	17,432	17,657
Life and annuity contract benefits (net of reinsurance recoveries of $483, $366, and $428)	1,618	1,851	1,770
Interest credited to contractholder funds	2,001	1,846	1,764
Amortization of deferred policy acquisition costs	4,465	4,058	3,694
Operating costs and expenses	3,040	3,001	2,761
Restructuring and related charges	51	74	119
Interest expense	308	275	278

	29,326	28,537	28,043

(Loss) gain on disposition of operations	(24)	(41)	4

Income from operations before income tax expense, dividends on preferred securities, and cumulative effect of change in accounting principle, after-tax	4,586	3,571	1,540
Income tax expense	1,230	846	65

Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	3,356	2,725	1,475
Dividends on preferred securities of subsidiary trusts	—	(5)	(10)
Cumulative effect of change in accounting principle, after-tax	(175)	(15)	(331)

Net income	$3,181	$2,705	$1,134

Earnings per share:
Net income per share—basic	$4.57	$3.85	$1.60

Net income per share—diluted	$4.54	$3.83	$1.60

Weighted average shares—basic	695.6	703.5	707.1

Weighted average shares—diluted	700.3	706.2	709.9

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2004	2003	2002
Net income	$3,181	$2,705	$1,134
Other comprehensive (loss) income, after-tax
Changes in:
Unrealized net capital gains and losses	(137)	523	813
Unrealized foreign currency translation adjustments	26	39	(6)
Minimum pension liability adjustment	(30)	461	(737)

Other comprehensive (loss) income, after-tax	(141)	1,023	70

Comprehensive income	$3,040	$3,728	$1,204

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(in millions except par value data)	2004	2003
Assets
Investments
Fixed income securities, at fair value (amortized cost $90,657 and $82,607)	$95,715	$87,741
Equity securities, at fair value (cost $4,566 and $4,028)	5,895	5,288
Mortgage loans	7,856	6,539
Short-term	4,133	1,815
Other	1,931	1,698

Total investments	115,530	103,081
Cash	414	366
Premium installment receivables, net	4,721	4,386
Deferred policy acquisition costs	4,968	4,842
Reinsurance recoverables, net	4,323	3,121
Accrued investment income	1,014	1,068
Property and equipment, net	1,018	1,046
Goodwill	825	929
Other assets	2,535	1,878
Separate Accounts	14,377	13,425

Total assets	$149,725	$134,142

Liabilities
Reserve for property-liability insurance claims and claims expense	$19,338	$17,714
Reserve for life-contingent contract benefits	11,754	11,020
Contractholder funds	55,709	47,071
Unearned premiums	9,932	9,187
Claim payments outstanding	787	698
Other liabilities and accrued expenses	9,842	8,283
Deferred income taxes	829	1,103
Short-term debt	43	3
Long-term debt	5,291	5,073
Separate Accounts	14,377	13,425

Total liabilities	127,902	113,577

Commitments and Contingent Liabilities (Notes 6 and 13)
Shareholders' Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 683 million and 704 million shares outstanding	9	9
Additional capital paid-in	2,685	2,614
Retained income	24,043	21,641
Deferred compensation expense	(157)	(194)
Treasury stock, at cost (217 million and 196 million shares)	(7,372)	(6,261)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	2,988	3,125
Unrealized foreign currency translation adjustments	16	(10)
Minimum pension liability adjustment	(389)	(359)

Total accumulated other comprehensive income	2,615	2,756

Total shareholders' equity	21,823	20,565

Total liabilities and shareholders' equity	$149,725	$134,142

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	December 31,
(in millions except per share data)	2004	2003	2002
Common stock	$9	$9	$9

Additional capital paid-in
Balance, beginning of year	2,614	2,599	2,599
Redemption of shareholder rights	—	(7)	—
Equity incentive plans activity	71	22	—

Balance, end of year	2,685	2,614	2,599

Retained income
Balance, beginning of year	21,641	19,584	19,044
Net income	3,181	2,705	1,134
Dividends ($1.12, $.92 and $.84 per share, respectively)	(779)	(648)	(594)

Balance, end of year	24,043	21,641	19,584

Deferred compensation expense
Balance, beginning of year	(194)	(178)	(193)
Restricted stock activity, net	(22)	(104)	(27)
Amortization and reductions	59	88	42

Balance, end of year	(157)	(194)	(178)

Treasury stock
Balance, beginning of year	(6,261)	(6,309)	(5,926)
Shares acquired	(1,373)	(153)	(446)
Shares reissued under equity incentive plans, net	262	201	63

Balance, end of year	(7,372)	(6,261)	(6,309)

Accumulated other comprehensive income
Balance, beginning of year	2,756	1,733	1,663
Change in unrealized net capital gains and losses	(137)	523	813
Change in unrealized foreign currency translation adjustments	26	39	(6)
Change in minimum pension liability adjustment	(30)	461	(737)

Balance, end of year	2,615	2,756	1,733

Total shareholders' equity	$21,823	$20,565	$17,438

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2004	2003	2002
Cash flows from operating activities
Net income	$3,181	$2,705	$1,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(4)	(3)	(62)
Realized capital gains and losses	(591)	(196)	924
Loss (gain) on disposition of operations	24	41	(4)
Cumulative effect of change in accounting principle	175	15	331
Interest credited to contractholder funds	2,001	1,846	1,764
Changes in:
Policy benefit and other insurance reserves	1,680	1,127	331
Unearned premiums	614	546	617
Deferred policy acquisition costs	(443)	(414)	(309)
Premium installment receivables	(345)	(284)	(99)
Reinsurance recoverables	(1,052)	(227)	(190)
Income taxes payable	11	582	66
Other operating assets and liabilities	217	(47)	(85)

Net cash provided by operating activities	5,468	5,691	4,418

Cash flows from investing activities
Proceeds from sales
Fixed income securities	19,839	20,298	17,700
Equity securities	4,580	2,700	3,892
Investment collections
Fixed income securities	5,904	6,652	5,447
Mortgage loans	772	733	603
Investment purchases
Fixed income securities	(33,720)	(35,627)	(31,553)
Equity securities	(4,659)	(3,351)	(3,138)
Mortgage loans	(2,106)	(1,175)	(927)
Change in short-term investments, net	(1,098)	419	(440)
Change in other investments, net	(35)	56	(348)
Purchases of property and equipment, net	(200)	(169)	(239)

Net cash used in investing activities	(10,723)	(9,464)	(9,003)

Cash flows from financing activities
Change in short-term debt, net	40	(276)	52
Proceeds from issuance of long-term debt	647	410	599
Repayment of long-term debt	(19)	(332)	(338)
Contractholder fund deposits	13,616	10,373	9,484
Contractholder fund withdrawals	(7,088)	(5,794)	(4,036)
Dividends paid	(756)	(633)	(582)
Treasury stock purchases	(1,373)	(153)	(446)
Other	236	82	51

Net cash provided by financing activities	5,303	3,677	4,784

Net increase (decrease) in cash	48	(96)	199
Cash at beginning of year	366	462	263

Cash at end of year	$414	$366	$462

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

        To conform to the 2004 presentation, certain amounts in the prior years' consolidated financial statements and notes have been reclassified.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Nature of operations

        Allstate is engaged, principally in the United States, in the property-liability insurance, life insurance, retirement and investment product business. Allstate's primary business is the sale of private passenger auto and homeowner's insurance. The Company also sells several other personal property and casualty insurance products, life insurance, annuities, funding agreements, and select commercial property and casualty coverages. Allstate primarily distributes its products through exclusive agencies and financial specialists and independent agencies.

        The Allstate Protection segment principally sells private passenger auto and homeowner's insurance, with earned premiums accounting for approximately 77% of Allstate's 2004 consolidated revenues. Allstate was the country's second largest insurer for both private passenger auto and homeowners insurance in 2004. Allstate Protection, through several companies, is authorized to sell certain property-liability products in all 50 states, the District of Columbia and Puerto Rico. The Company is also authorized to sell certain insurance products in Canada. For 2004, the top geographic locations for premiums earned by the Allstate Protection segment were Texas, California, New York and Florida. No other jurisdiction accounted for more than 5% of premiums earned for Allstate Protection.

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

        The Allstate Financial segment sells life insurance, retirement and investment products to individual and institutional customers through several distribution channels. The principal individual products are deferred and immediate fixed annuities, variable annuities, interest-sensitive and traditional life insurance, and supplemental accident and health insurance. The principal institutional product is funding agreements backing medium-term notes.

        Allstate Financial, through several companies, is authorized to sell life insurance and retirement products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. For 2004, the top geographic locations for statutory premiums and annuity considerations for the Allstate Financial segment were Delaware, New York, California and Florida. No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations for Allstate Financial. Allstate Financial distributes its products to individuals through multiple intermediary distribution channels, including

Allstate Exclusive Agencies, independent agents, banks, broker-dealers, and specialized structured settlement brokers. Allstate Financial has distribution relationships with over half of the 75 largest banks, most of the national broker-dealers, a number of regional brokerage firms and many independent broker-dealers. Allstate Financial sells products through independent agents affiliated with master brokerage agencies. Independent workplace enrolling agents and Allstate Exclusive Agencies also sell Allstate Financial's supplemental accident and health insurance products to employees of small and medium size firms. Allstate Financial sells funding agreements to unaffiliated trusts used to back medium-term notes issued to institutional and individual investors. Banking products and services are sold through the Allstate Bank. Although the Company currently benefits from agreements with financial services entities that market and distribute its products, change in control of these non-affiliated entities could negatively impact Allstate Financial's sales.

        The Company monitors economic and regulatory developments that have the potential to impact its business. The ability of banks to affiliate with insurers may have a material adverse effect on all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors. Furthermore, federal and state laws and regulations affect the taxation of insurance companies and life insurance and annuity products. Congress and various state legislatures have considered proposals that, if enacted, could impose a greater tax burden on the Company or could have an adverse impact on the tax treatment of some insurance products offered by the Company, including favorable policyholder tax treatment currently applicable to life insurance and annuities. Legislation that reduced the federal income tax rates applicable to certain dividends and capital gains realized by individuals, or other proposals, if adopted, that reduce the taxation, or permit the establishment, of certain products or investments that may compete with life insurance or annuities could have an adverse effect on the Company's financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws have negatively affected the demand for the types of life insurance used in estate planning.

2.     Summary of Significant Accounting Policies

Investments

        Fixed income securities include bonds, mortgage-backed and asset-backed securities, and redeemable preferred stocks. Fixed income securities are carried at fair value and may be sold prior to their contractual maturity ("available for sale"). The fair value of publicly traded fixed income securities is based upon independent market quotations. The fair value of non-publicly traded securities is based on either widely accepted pricing valuation models which use internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs or independent third party pricing sources. The valuation models use indicative information such as ratings, industry, coupon, and maturity along with related third party data and publicly traded bond prices to determine security specific spreads. These spreads are then adjusted for illiquidity based on historical analysis and broker surveys. Periodic changes in fair values, net of deferred income taxes, certain life and annuity deferred policy acquisition costs, certain deferred sales inducement costs, and certain reserves for life-contingent contract benefits, are reflected as a component of other comprehensive income. Cash received from calls, principal payments and make-whole payments is reflected as a component of proceeds from sales. Cash received from maturities and pay-downs is reflected as a component of investment collections.

        Equity securities include common and non-redeemable preferred stocks, real estate investment trust equity investments, and limited partnership interests. Common and non-redeemable preferred stocks and real estate investment trust equity investments are classified as available for sale and are carried at fair value. The difference between cost and fair value, net of deferred income taxes, is reflected as a component of accumulated other comprehensive income. Investments in limited partnership interests are accounted for in accordance with the equity method of accounting except for instances in which the Company's interest is so minor that it exercises virtually no influence over operating and financial policies, in which case, the Company applies the cost method of accounting.

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

        Short-term investments are carried at cost or amortized cost that approximates fair value, and include the reinvestment of collateral received in connection with certain securities included in repurchase, resale and lending activities and collateral posted by counterparties in derivative transactions. For these transactions, the Company records an offsetting liability in other liabilities and accrued expenses for the Company's obligation to repay the collateral. Other investments, which consist primarily of policy loans, are carried at the unpaid principal balances.

        Investment income consists primarily of interest and dividends, net investment income from partnership interests and income from certain derivative transactions. Interest is recognized on an accrual basis and dividends are recorded at the ex-dividend date. Interest income on mortgage-backed and asset-backed securities is determined using the effective yield method, based on estimated principal repayments. Interest income on certain beneficial interests in securitized financial assets is determined using the prospective yield method, based upon projections of expected future cash flows. Income from investments in partnership interests, accounted for on the cost basis, is recognized upon receipt of amounts distributed by the partnerships as income. Accrual of income is suspended for fixed income securities and mortgage loans that are in default or when the receipt of interest payments is in doubt.

        Realized capital gains and losses include gains and losses on investment dispositions, write-downs in value due to other than temporary declines in fair value and changes in the fair value of certain derivatives including related periodic and final settlements. Realized capital gains and losses on investment dispositions are determined on a specific identification basis.

        The Company writes down, to fair value, fixed income and equity securities that are classified as other than temporarily impaired in the period the security is deemed to be other than temporarily impaired (see Note 5).

Derivative and embedded derivative financial instruments

        Derivative financial instruments include swaps, futures, options, interest rate caps and floors, warrants, certain forward contracts for purchases of to-be-announced ("TBA") mortgage securities, certain investment risk transfer reinsurance agreements, forward sale commitments and certain bond forward purchase commitments, mortgage funding commitments and mortgage forward sale commitments. Derivatives that are required to be separated from the host instrument and accounted for as derivative financial instruments ("subject to bifurcation") are embedded in convertible and other fixed income securities, equity-indexed life and annuity contracts, certain variable life and annuity contracts and trust preferred securities issued (see Note 6).

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

        When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges. The hedged item may be either all or a specific portion of a recognized asset, liability or an unrecognized firm commitment attributable to a particular risk. At the inception of the hedge, the Company formally documents the hedging relationship and risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the methodology used to assess how effective the hedging instrument is in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk, or in the case of a cash flow hedge, the exposure to changes in the hedged item's or transaction's variability in cash flows attributable to the hedged risk. The Company does not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, the Company confirms that the hedging instrument continues to be highly effective in offsetting the hedged risk. Ineffectiveness in fair value hedges and cash flow hedges is reported in realized capital gains and losses. For the years ended December 31, 2004, 2003 and 2002, the hedge ineffectiveness reported as realized capital gains and losses amounted to losses of $1 million, gains of $9 million and losses of $15 million, respectively.

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

        For hedging instruments used in cash flow hedges, the changes in fair value of the derivatives are reported in accumulated other comprehensive income as unrealized net capital gains and losses. Amounts are reclassified to net investment income or realized capital gains and losses as the hedged transaction affects net income or when the forecasted transaction affects net income. Accrued periodic settlements on derivatives used in cash flow hedges are reported in net investment income. The amount reported in accumulated other comprehensive income for a hedged transaction is limited to the lesser of the cumulative gain or loss on the derivative less the amount reclassified to net income; or the cumulative gain or loss on the derivative needed to offset the cumulative change in the expected future cash flows on the hedged transaction from inception of the hedge less the derivative gain or loss previously reclassified from accumulated other comprehensive income to net income. If the Company expects at any time that the loss reported in accumulated other comprehensive income would lead to a net loss on the combination of the hedging instrument and the hedged transaction which may not be recoverable, a loss is recognized immediately in realized capital gains and losses. If an impairment loss is recognized on an asset or an additional obligation is incurred on a liability involved in a hedge transaction, any offsetting gain in accumulated other comprehensive income is reclassified and reported together with the impairment loss or recognition of the obligation.

        Termination of hedge accounting      If, subsequent to entering into a hedge transaction, the derivative becomes ineffective (including if the hedged item is sold or otherwise extinguished, the occurrence of a hedged forecasted transaction is no longer probable, or the hedged asset becomes impaired), the Company may terminate the derivative position. The Company may also terminate derivative instruments or redesignate them as non-hedge as a result of other events or circumstances. If the derivative financial instrument is not terminated when a fair value hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a fair value hedge is no longer effective, is redesignated as a non-hedge, or when the derivative has been terminated, the gain or loss recognized on the item being hedged and used to adjust the book value of the asset, liability or portion thereof is amortized over the remaining life of the hedged item to net investment income or life and annuity contract benefits, beginning in the period that hedge accounting is no longer applied. If the hedged item of a fair value hedge is an asset, which has become impaired, the adjustment made to the book value of the asset is subject to the accounting policies applied to impaired assets. When a derivative financial instrument used in a cash flow hedge of an existing asset or liability is no longer effective or is terminated, the gain or loss recognized on the derivative is reclassified from accumulated other comprehensive income to net income as the hedged risk impacts net income, beginning in the period hedge accounting is no longer applied or the derivative instrument is terminated. If the derivative financial instrument is not terminated when a cash flow hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a derivative financial instrument used in a cash flow hedge of a forecasted transaction is terminated because the forecasted transaction is no longer probable the gain or loss recognized on the derivative is immediately reclassified from accumulated other comprehensive income to realized capital gains and losses in the period that hedge accounting is no longer applied. If the cash flow hedge is no longer effective, the gain or loss recognized on the derivative is reclassified from accumulated other comprehensive income to net income as the remaining hedged item affects net income.

        Non-hedge derivative financial instruments      The Company also has certain derivatives that are used in interest rate, equity price and credit risk management strategies for which hedge accounting is not applied. These derivatives primarily consist of indexed instruments, certain interest rate swap agreements and financial futures contracts, interest rate cap and floor agreements, certain forward contracts for TBA mortgage securities and credit default swaps. Based upon the type of derivative instrument and strategy, the income statement effects of these derivatives are reported in a single line item, with the results of the associated risk. Therefore, the derivatives' fair value gains and losses and accrued periodic settlements are recognized together in one of the following during the reporting period: net investment income, realized capital gains and losses, operating costs and expenses or life and annuity contract benefits.

        The Company also uses derivatives to replicate returns of fixed income securities that are either unavailable or more expensive in the cash market. These replicated securities are comprised of a credit default swap and a highly rated fixed income security that when combined replicate a third security. Premiums on credit default swaps over the life of the contract and changes in fair value are recorded in realized capital gains and losses.

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

        Securities loaned are treated as financing arrangements and the collateral received is recorded in short-term investments, fixed income securities and other liabilities and accrued expenses. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of domestic and foreign securities, respectively. The Company monitors the market value of securities loaned on a daily basis and obtains additional collateral as necessary. Substantially all of the Company's securities loaned are placed with large brokerage firms.

        Security repurchase and resale agreements and securities lending transactions are used to generate net investment income. The cash received from repurchase and resale agreements also provides a source of liquidity. These instruments are short-term in nature (usually 30 days or less) and are collateralized principally by Corporate, U.S. Government and mortgage-backed securities. The carrying values of these instruments approximate fair value because of their relatively short-term nature.

Recognition of premium revenues and contract charges, and related benefits and interest credited

        Property-liability premiums are deferred and earned on a pro-rata basis over the terms of the policies. The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums. Premium installment receivables, net, include premiums written and not yet collected. The Company regularly evaluates premium installment receivables and establishes valuation allowances as appropriate. The valuation allowance for uncollectible premium installment receivables was $48 million and $44 million at December 31, 2004 and 2003, respectively.

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

        Immediate annuities with life contingencies, including certain structured settlement annuities, provide insurance protection over a period that extends beyond the period during which premiums are collected. Premiums from these products are recognized as revenue when due, at the inception of the contract. Benefits and expenses are recognized in relation to such revenue such that profits are recognized over the lives of the contracts.

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

        Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed annuities, including market value adjusted annuities, equity-indexed annuities and immediate annuities without life contingencies, funding agreements (primarily backing medium-term notes) and certain guaranteed investment contracts ("GICs") are considered investment contracts. Deposits received for such contracts are reported as contractholder fund deposits. Contract charges for investment contracts consist of fees assessed against the contractholder account balance for maintenance, administration, and surrender of the contract prior to contractually specified dates, and are recognized when assessed against the contractholder account balance.

        Interest credited to contractholder funds represents interest accrued or paid on interest-sensitive life contracts and investment contracts. Crediting rates for certain fixed annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates. Crediting rates for indexed annuities and indexed funding agreements are based on a specified index, such as LIBOR, or an equity index, such as the S&P 500. Pursuant to the adoption of Statement of Position No. 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1") in 2004, interest credited also includes amortization of deferred sales inducement ("DSI") expenses. DSI is amortized into interest credited using the same method used for deferred policy acquisition costs.

        Separate account products include variable annuities and variable life insurance contracts. The assets supporting these products are legally segregated and available only to settle separate account contract obligations. Deposits received are reported as separate accounts liabilities. Contract charges for these products consist of fees assessed against the contractholder account values for contract maintenance, administration, mortality, expense and early surrender. Contract benefits incurred include guaranteed minimum death, income and accumulation benefits incurred on variable annuity and life insurance contracts.

Deferred policy acquisition and sales inducement costs

        Costs that vary with and are primarily related to acquiring property-liability insurance, life insurance and investment contracts are deferred and recorded as deferred policy acquisition costs ("DAC"). These costs are principally agents' and brokers' remuneration, premium taxes, inspection costs, certain underwriting costs and direct mail solicitation expenses. DSI costs related to sales inducements offered on sales to new customers, principally on investment contracts and primarily in the form of additional credits to the customer's account value or enhancements to interest credited for a specified period, which are beyond amounts currently being credited to existing contracts, are deferred and recorded as other assets. All other acquisition costs are expensed as incurred and included in operating costs and expenses on the Consolidated Statements of Operations. DAC associated with property-liability insurance is amortized to income as premiums are earned, and is included in amortization of deferred policy acquisition costs on the Consolidated Statements of Operations. Future investment income is considered in determining the recoverability of DAC. DAC associated with life insurance and investment contracts is amortized to income and included in amortization of deferred policy acquisition costs on the Consolidated Statements of Operations. DSI is amortized to income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds on the Consolidated Statements of Operations. DAC and DSI associated with life insurance and investment contracts is periodically reviewed for recoverability and written down when necessary.

        For traditional life insurance and other premium paying contracts, DAC is amortized in proportion to the estimated revenues on such business. Assumptions used in amortization of DAC and reserve calculations are determined based upon conditions as of the date of policy issue and are generally not revised during the life of the policy. Any deviations from projected business in force, resulting from actual policy terminations differing from expected levels, and any estimated premium deficiencies change the rate of amortization in the period such events occur. Generally, the amortization period for these contracts approximates the estimated lives of the policies.

        For internal exchanges of traditional life insurance, the unamortized balance of costs previously deferred under the original contracts are charged to income. The new costs associated with the exchange are deferred and amortized to income.

        For interest-sensitive life, variable annuities and investment contracts, DAC and DSI are amortized in proportion to the incidence of the present value of estimated gross profits ("EGP") on such business over the estimated lives of the contracts. Generally, the amortization period ranges from 15-30 years; however, estimates of customer surrender rates result in the majority of deferred costs being amortized over the surrender charge period. The rate of amortization during this term is matched to the pattern of EGP. EGP consists of estimates of the following components: benefit margins, primarily from mortality, including guaranteed minimum death, income, and accumulation benefits; investment margin including realized capital gains and losses; and contract administration, surrender and other contract charges, less maintenance expenses.

        DAC and DSI amortization for variable annuity and life contracts is estimated using stochastic modeling and is significantly impacted by the return on the underlying funds. The Company's long-term expectation of separate accounts fund performance net of fees was approximately 8%. Whenever actual separate accounts fund performance based on the two most recent years varies from the 8% expectation, the Company projects performance levels over the next five years such that the mean return over that seven year period equals the long-term 8% expectation. This approach is commonly referred to as "reversion to the mean" and is commonly used by the life insurance industry as an appropriate method for amortizing variable annuity and life DAC and DSI. In applying the reversion to the mean process, the Company does not allow the future mean rates of return after fees projected over the five-year period to exceed 12.75% or fall below 0%. The Company periodically evaluates the results of utilization of this process to confirm that it is reasonably possible that variable annuity and life fund performance will revert to the expected long-term mean within this time horizon.

        Changes in the amount or timing of EGP result in adjustments to the cumulative amortization of DAC and DSI. All such adjustments are reflected in the current results of operations.

        The Company performs quarterly reviews of DAC and DSI recoverability for interest-sensitive life, variable annuities and investment contracts in the aggregate using current assumptions. If a change in the amount of EGP is significant, it could result in the unamortized DAC and DSI not being recoverable, resulting in a charge which is included as a component of amortization of deferred policy acquisition costs or interest credited to contractholder funds, respectively, on the Consolidated Statements of Operations.

        The cost assigned to the right to receive future cash flows from certain business purchased from other insurers is also classified as deferred policy acquisition costs in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the life of the contracts acquired. These costs are amortized as profits emerge over the life of the acquired business and are periodically evaluated for recoverability. Present value of future profits was $175 million and $182 million at December 31, 2004 and 2003, respectively. Amortization expense on present value of future profits was $19 million, $55 million and $49 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Reinsurance recoverables

        In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance from reinsurers (see Note 9). The amounts reported in the Consolidated Statements of Financial Position include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on incurred losses that have not yet been paid. Reinsurance recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contract. Insurance liabilities are reported gross of reinsurance recoverables. Prepaid reinsurance premiums are deferred and reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company's primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of the reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverables as appropriate.

Goodwill

        Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. The Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and other Intangible Assets", effective January 1, 2002. The statement eliminates the requirement to amortize goodwill and requires that goodwill and separately identified intangible assets with indefinite lives be evaluated for impairment on an annual basis (or more frequently if impairment indicators arise) on a fair value basis.

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

        The Company annually tests goodwill for impairment using a trading multiple analysis, which is a widely accepted valuation technique, to estimate the fair value of its SFAS No. 142 reporting units. Based on the Company's decision to sell two life insurance companies for their licenses, the Company recognized an aggregate goodwill and other intangible assets impairment loss of $4 million ($2 million after-tax) in 2004. In 2004, the Company also determined that approximately $100 million of certain Encompass related liabilities originally established through purchase accounting were no longer necessary and, as a result, were eliminated through a reduction of the related goodwill.

        Goodwill impairment testing indicated no impairment at December 31, 2003.

Property and equipment

        Property and equipment is carried at cost less accumulated depreciation. Included in property and equipment are capitalized costs related to computer software licenses and software developed for internal use. These costs generally consist of certain external payroll and payroll related costs. Property and equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years for equipment and 40 years for real property. Certain facilities and equipment held under capital and synthetic leases are classified as property and equipment and amortized using the straight-line method over the lease terms with the related obligations recorded as liabilities. Depreciation expense, including lease amortization, is reported in operating costs and expenses. Accumulated depreciation on property and equipment was $1.52 billion and $1.37 billion at December 31,

2004 and 2003, respectively. Depreciation expense on property and equipment was $219 million, $225 million and $205 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company reviews its property and equipment for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

        The reserve for life-contingent contract benefits, which relates to traditional life and supplemental accident and health insurance and immediate annuities with life contingencies, is computed on the basis of long-term actuarial assumptions as to future investment yields, mortality, morbidity, terminations and expenses. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Detailed reserve assumptions and reserve interest rates are outlined in Note 8. To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, the related increase in reserves for certain immediate annuities with life contingencies is recorded net of tax as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

Contractholder funds

        Contractholder funds represent interest-bearing liabilities arising from the sale of products, such as interest-sensitive life, fixed annuities, bank deposits and funding agreements. Contractholder funds are comprised primarily of deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, mortality charges and administrative expenses. Contractholder funds also include reserves for secondary guarantees on interest-sensitive life insurance and certain fixed annuity contracts. Detailed information on crediting rates and surrender and withdrawal provisions on contractholder funds are outlined in Note 8.

Separate accounts

        The Company issues variable annuities and variable life insurance contracts, the assets and liabilities of which are legally segregated and recorded as assets and liabilities of the separate accounts. The assets of the separate accounts are carried at fair value. Separate accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore, are not included in the Company's Consolidated Statements of Operations. Revenues to the Company from the separate accounts consist of contract charges for maintenance, administration, cost of insurance and surrender of the contract prior to the contractually specified dates and are reflected in life and annuity premiums and contract charges. Deposits to the separate accounts are not included in consolidated cash flows.

        Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. The account balances of variable contracts' separate accounts with guarantees included $13.41 billion of equity, fixed income and balanced mutual funds and $656 million of money market mutual funds at December 31, 2004.

Liabilities for variable contract guarantees

        The Company offers various guarantees to variable annuity contractholders including a return of no less than (a) total deposits made on the contract less any customer withdrawals, (b) total deposits made on the contract less any customer withdrawals plus a minimum return or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death (death benefits), upon annuitization (income benefits), or at specified dates during the accumulation period (accumulation benefits). Liabilities for variable contract guarantees related to death benefits are included in reserve for life-contingent contract benefits and the liabilities related to the income and accumulation benefits are included in contractholder funds in the Consolidated Statements of Financial Position. Detailed information regarding the Company's variable contracts with guarantees is outlined in Note 8.

        Pursuant to the adoption of SOP 03-1 in 2004, the liability for death and income benefit guarantees is established equal to a benefit ratio multiplied by the cumulative contract charges earned, plus accrued interest less contract benefit payments. The benefit ratio is calculated as the estimated present value of all expected contract benefits divided by the present value of all expected contract charges. The establishment of reserves for these guarantees requires the projection of future separate account fund performance, mortality, persistency and customer benefit utilization rates. These assumptions are periodically reviewed and updated. For guarantees related to death benefits, benefits represent the current guaranteed minimum death benefit payments in excess of the current account balance. For guarantees related to income benefits, benefits represent the present value of the minimum guaranteed annuitization benefits in excess of the current account balance.

        Projected benefits and contract charges used in determining the liability for certain guarantees are developed using models and stochastic scenarios that are also used in the development of estimated expected gross profits. Underlying assumptions for the liability related to income benefits include assumed future annuitization elections based on factors such as the extent of benefit to the potential annuitant, eligibility conditions and the annuitant's attained age. The liability for guarantees is re-evaluated periodically, and adjustments are made to the liability balance through a charge or credit to life and annuity contract benefits.

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

Equity Incentive Plans

        The Company has three equity incentive plans which permit the Company to grant nonqualified stock options, incentive stock options, restricted or unrestricted shares of the Company's stock and restricted stock units to certain employees and directors of the Company. In 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and selected the prospective method of adoption in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation". Therefore, the Company began prospectively expensing the fair value of all stock options granted on or after January 1, 2003. In 2002, the Company applied APB 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations in accounting for its employee equity incentive plans. Accordingly, no compensation cost was recognized in 2002 for its employee plan as the exercise price of the options equaled the market price at the grant date. See Note 17 for pro forma net income and earnings per share, as well as additional information related to equity incentive plans.

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

Consolidation of Variable Interest Entities ("VIEs")

        The Company consolidates VIEs when it is the primary beneficiary of a VIE and if it has a variable interest that will absorb a majority of the expected losses if they occur, receive a majority of the entity's expected returns, or both (see Note 11).

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

        The computation of basic and diluted earnings per share for the years ended December 31, are presented in the following table.

(in millions, except per share data)	2004	2003	2002
Numerator (applicable to common shareholders):
Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	$3,356	$2,725	$1,475
Dividends on preferred securities of subsidiary trusts	—	(5)	(10)
Cumulative effect of change in accounting principle, after-tax	(175)	(15)	(331)

Net income applicable to common shareholders	$3,181	$2,705	$1,134

Denominator:
Weighted average common shares outstanding	695.6	703.5	707.1
Effect of potential dilutive securities:
Stock options	4.7	2.7	2.8

	4.7	2.7	2.8

Weighted average common and dilutive potential common shares outstanding	700.3	706.2	709.9

Earnings per share—Basic:
Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	$4.82	$3.87	$2.08
Dividends on preferred securities of subsidiary trusts	—	—	(0.01)
Cumulative effect of change in accounting principle, after-tax	(0.25)	(0.02)	(0.47)

Net income applicable to common shareholders	$4.57	$3.85	$1.60

Earnings per share—Diluted:
Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	$4.79	$3.85	$2.07
Dividends on preferred securities of subsidiary trusts	—	—	(0.01)
Cumulative effect of change in accounting principle, after-tax	(0.25)	(0.02)	(0.46)

Net income applicable to common shareholders	$4.54	$3.83	$1.60

        Options to purchase 3.1 million, 8.7 million and 9.0 million Allstate common shares, with exercise prices ranging from $46.99 to $50.79, $36.99 to $50.72 and $37.06 to $50.72, were outstanding at December 31, 2004, 2003, and 2002, respectively, but were not included in the computation of diluted earnings per share since inclusion of those options would have an anti-dilutive effect as the options' exercise prices exceeded the average market price of Allstate common shares in those years.

Adopted accounting standards

Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1") and FSP EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP EITF 03-1-1")

        In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF 03-1, which was to be effective for fiscal periods beginning after June 15, 2004. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value an impairment exists for which a determination must be made as to whether the impairment is temporary or other-than-temporary. In September 2004, the Financial Accounting Standards Board ("FASB") issued, and the Company adopted, FSP EITF Issue 03-1-1, which deferred the effective date of the impairment measurement and recognition provisions contained in paragraphs 10-20 of EITF 03-1 until proposed FSP EITF 03-1-a is issued as final guidance (See Pending and Recently Issued Accounting Standards). The disclosure requirements of EITF 03-1 were previously adopted by the Company as of December 31, 2003 for investments accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". For all other investments within the scope of EITF 03-1, the disclosures are effective and have been adopted by the Company as of December 31, 2004.

FASB Staff Position Nos. FAS 106-1 and FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-1" and "FSP FAS 106-2")

        In January 2004, the FASB issued FSP FAS 106-1 to address the accounting implications of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act"). The Act, which was signed into law on December 8, 2003, provides, among other things, a federal subsidy to plan sponsors who maintain postretirement health care plans ("plans") that provide prescription drug benefits and meet certain equivalency criteria. FSP FAS 106-1 allowed reporting entities to make a one-time election to defer recognizing the impact of the Act on their accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit cost determined in accordance with SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" until sufficient guidance was developed to permit a determination of both the qualification for the subsidy and how to recognize the impact of the subsidy on its APBO and net periodic postretirement benefit cost. The Company adopted FSP FAS 106-1 in the first quarter of 2004 and elected to defer recognition of the accounting impact of the Act as information was not available to determine with sufficient certainty whether the Company's plans meet the equivalency criteria, and if so, how to recognize the impact of the subsidy on its APBO and net periodic postretirement benefit cost.

        In May 2004, the FASB issued FSP FAS 106-2, which supercedes FSP FAS 106-1, to provide guidance on accounting for the effects of the Act. FSP FAS 106-2, which the Company adopted in the third quarter of 2004, requires reporting entities that elected deferral under FSP FAS 106-1 and are able to determine if their plans are actuarially equivalent to recognize the impact of the Act no later than the first interim or annual reporting period beginning after June 15, 2004. In July 2004, the Center for Medicare and Medicaid Services ("CMS") issued proposed regulations for the Act, including three different proposals for the determination of actuarial equivalence. Depending on which proposal is adopted, the Company's plans may not meet the actuarial equivalence criteria. As a result, the Company was unable to determine if its plans are actuarially equivalent, accordingly, the measurement of its APBO and net periodic postretirement benefit cost do not reflect any amount associated with the subsidy at December 31, 2004. In January 2005, the CMS issued the final regulations for the Act including the determination of actuarial equivalence. The Company is currently evaluating the final regulations and the potential impact of the Act on its APBO and net periodic postretirement benefit cost which is not expected to be material to the Company's Consolidated Statements of Operations or Financial Position.

SOP 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1")

        On January 1, 2004, the Company adopted SOP 03-1. The major provisions of the SOP affecting the Company require:

  •
  Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts;

  •
  Deferral of sales inducements that meet certain criteria, and amortization using the same method used for DAC; and

  •
  Reporting and measuring assets and liabilities of certain separate accounts products as investments and contractholder funds rather than as separate accounts assets and liabilities when specified criteria are present.

        The cumulative effect of the change in accounting principle from implementing SOP 03-1 was a loss of $175 million, after-tax ($269 million, pre-tax). It was comprised of an increase in benefit reserves (primarily for variable annuity contracts) of $145 million, pre-tax, and a reduction in DAC and DSI of $124 million, pre-tax.

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

        In 2004, DSI and related amortization is classified within the Consolidated Statements of Financial Position and Operations as other assets and interest credited to contractholder funds, respectively. The amounts are provided in Note 10. Pursuant to adopting this guidance, the Company also reclassified $204 million of separate accounts assets and liabilities to investments and contractholder funds, respectively.

American Institute of Certified Public Accountants ("AICPA") Technical Practice Aid ("TPA") re. SOP 03-1

        In September 2004, the staff of the AICPA, aided by industry experts, issued a set of technical questions and answers on financial accounting and reporting issues related to SOP 03-1 that will be included in the AICPA's TPAs. The TPA addresses a number of issues related to SOP 03-1 including when it is necessary to establish a liability in addition to the account balance for certain contracts such as single premium and universal life that meet the definition of an insurance contract and have amounts assessed against the contractholder in a manner that is expected to result in profits in earlier years and losses in subsequent years from the insurance benefit function. The impact of adopting the provisions of the TPA was not material to the Company's Consolidated Statements of Operations or Financial Position.

FASB Interpretation No. 46 and 46R, "Consolidation of Variable Interest Entities" ("FIN 46" and "FIN 46R")

        In December 2003, the FASB revised FIN 46, which was originally issued in January 2003. FIN 46R addressed whether certain types of entities, referred to as variable interest entities ("VIEs"), should be consolidated in a company's financial statements. A company must consolidate a VIE if it has a variable interest that will absorb a majority of the expected losses if they occur, receive a majority of the entity's expected returns, or both. The Company elected to adopt FIN 46 as of July 1, 2003 for its existing VIEs with the exception of two VIEs used to manage assets on behalf of unrelated third party investors. FIN 46 was adopted as of December 31, 2003 for those remaining VIEs subsequent to the issuance of FIN 46R. See Note 11 for the impact of adoption.

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

SFAS No. 148, "Accounting for Stock-Based Compensation" ("SFAS No. 148")

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

Pending Accounting Standards

SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R")

        In December 2004, the FASB issued SFAS No. 123R, which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123R eliminates an entity's ability to account for share-based payments using APB 25 and requires all such transactions be accounted for using a fair value based method. In addition, although it does not require use of a binomial lattice model, SFAS No. 123R indicates that a binomial lattice model may be more effective in valuing employee stock options than the Black-Scholes model, which was primarily developed to value publicly traded options. SFAS No. 123R is effective for all awards granted, modified, repurchased, or cancelled in the interim period beginning after June 15, 2005 and requires the recognition of compensation cost over the remaining vesting period for the portion of outstanding awards that are not vested as of the effective date. Beginning January 1, 2003, the Company adopted the fair value based method of accounting for all stock options granted or modified on or after January 1, 2003. Beginning in 2005, the Company will begin using a binomial lattice model instead of the Black-Scholes model to determine the fair value of employee stock options. SFAS No. 123R is not expected to have a material impact on the Company's Consolidated Statements of Operations or Financial Position.

FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP EITF Issue 03-1-a").

        In September 2004, the FASB issued proposed FSP EITF 03-1-a to address the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of increases in interest rates, and/or sector spreads. Thereafter, in connection with its decision to defer the effective date of paragraphs 10-20 of EITF 03-1 through the issuance of FSP EITF Issue 03-1-1, the FASB requested from its constituents comments on the issues set forth in FSP EITF 03-1-a and the issues that arose during the comment letter process for FSP EITF 03-1-b, "Effective Date of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments".

        Due to the uncertainty as to how the outstanding issues will be resolved, the Company is unable to determine the impact of adopting paragraphs 10-20 of EITF 03-1 until final implementation guidance is issued. Adoption of paragraphs 10-20 of EITF 03-1 may have a material impact on the Company's Consolidated Statements of Operations but is not expected to have a material impact on the Company's Consolidated Statements of Financial Position as fluctuations in fair value are already recorded in accumulated other comprehensive income.

3.     Dispositions

        In 2004, the Company disposed of Columbia Universal Life Insurance Company ("CUL"), a wholly owned life insurance subsidiary, pursuant to a stock purchase agreement with Verde Financial Corporation. As a result, the Company recognized a nominal gain on the disposition and a net tax benefit of approximately $11 million. The tax benefit was reported as a reduction of the Company's income tax expense on the Consolidated Statements of Operations. All contracts in force, primarily fixed annuity and interest-sensitive life policies written by CUL, had been ceded to ALIC or third party reinsurers prior to the disposition.

        In 2004, the Company disposed of a portion of its equity investment in a consolidated investment management VIE. This action triggered a reconsideration of whether the Company remained the primary beneficiary of the investment management VIE under FIN 46R. After such reconsideration, the Company determined it was no longer the primary beneficiary of the investment management VIE. Therefore, the investment management VIE was deconsolidated as of the disposition date in the first quarter of 2004. The deconsolidation of the investment management VIE resulted in a decrease in assets of $428 million and a decrease in long-term debt of $412 million at the time of deconsolidation. The carrying value of the Company's portion of its investment in this investment management VIE reported in the Consolidated Statements of Financial Position as fixed income securities was $.3 million at December 31, 2004.

        In 2003, the Company announced its intention to exit the Allstate Financial direct response distribution business and, based on its decision to sell the business, reached a measurement date that resulted in the recognition of an estimated loss on the disposition of $44 million ($29 million, after-tax). In

2004, the Company disposed of substantially all of Allstate Financial's direct response distribution business pursuant to reinsurance transactions with subsidiaries of Citigroup and Scottish Re (U.S.) Inc. In connection with those disposal activities, the Company recorded an additional loss on disposition of $21 million pretax ($14 million after-tax) in 2004 (see Notes 9 and 10).

4.     Supplemental Cash Flow Information

        Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities, totaled $149 million, $56 million and $137 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        Secured borrowing reinvestment transactions excluded from cash flows from investing activities in the Consolidated Statements of Cash Flows for the years ended December 31 are as follows:

(in millions)	2004	2003	2002
Purchases	$4,531	$4,722	$3,306
Sales	(4,638)	(3,961)	(2,966)
Collections	—	—	(25)
Net change in short-term investments	1,170	(11)	(166)

Net purchases	$1,063	$750	$149

5.     Investments

Fair values

        The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

		Gross unrealized
	Amortized cost			Fair value
(in millions)		Gains	Losses
At December 31, 2004
U.S. government and agencies	$3,120	$849	$(2)	$3,967
Municipal	24,955	1,417	(45)	26,327
Corporate	38,210	2,281	(109)	40,382
Foreign government	2,334	367	(1)	2,700
Mortgage-backed securities	9,122	118	(21)	9,219
Commercial mortgage-backed securities	6,762	167	(14)	6,915
Asset-backed securities	5,958	72	(35)	5,995
Redeemable preferred stock	196	15	(1)	210

Total fixed income securities	$90,657	$5,286	$(228)	$95,715

At December 31, 2003
U.S. government and agencies	$3,317	$745	$(4)	$4,058
Municipal	23,354	1,514	(60)	24,808
Corporate	34,224	2,471	(202)	36,493
Foreign government	2,155	319	(2)	2,472
Mortgage-backed securities	8,523	152	(20)	8,655
Commercial mortgage-backed securities	5,828	190	(35)	5,983
Asset-backed securities	5,036	102	(42)	5,096
Redeemable preferred stock	170	11	(5)	176

Total fixed income securities	$82,607	$5,504	$(370)	$87,741

Scheduled maturities

        The scheduled maturities for fixed income securities are as follows at December 31, 2004:

(in millions)	Amortized cost	Fair value
Due in one year or less	$2,379	$2,417
Due after one year through five years	14,124	14,721
Due after five years through ten years	23,512	24,802
Due after ten years	35,562	38,561

	75,577	80,501
Mortgage- and asset-backed securities	15,080	15,214

Total	$90,657	$95,715

        Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage- and asset-backed securities, they are not categorized by contractual maturity. The commercial mortgage-backed securities are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

        Net investment income for the years ended December 31 is as follows:

(in millions)	2004	2003	2002
Fixed income securities	$4,907	$4,621	$4,477
Equity securities	213	162	156
Mortgage loans	456	429	420
Other	(77)	(59)	1

Investment income, before expense	5,499	5,153	5,054
Investment expense	215	181	205

Net investment income	$5,284	$4,972	$4,849

        Net investment income from equity securities includes income from partnership interests of $97 million, $71 million and $75 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Realized capital gains and losses, after-tax

        Realized capital gains and losses by security type for the years ended December 31 are as follows:

(in millions)	2004	2003	2002
Fixed income securities	$167	$(18)	$(91)
Equity securities	416	108	(360)
Other investments	8	106	(473)

Realized capital gains and losses, pre-tax	591	196	(924)
Income tax (expense) benefit	(199)	(62)	326

Realized capital gains and losses, after-tax	$392	$134	$(598)

        Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

(in millions)	2004	2003	2002
Investment write-downs	$(129)	$(294)	$(467)
Dispositions(1)	828	453	(221)
Valuation of derivative instruments	(46)	16	(60)
Settlement of derivative instruments	(62)	21	(176)

Realized capital gains and losses, pre-tax	591	196	(924)
Income tax (expense) benefit	(199)	(62)	326

Realized capital gains and losses, after-tax	$392	$134	$(598)

(1)
Dispositions include sales and other transactions such as calls and prepayments.

        Excluding the effects of calls and prepayments, gross gains of $454 million, $394 million and $404 million and gross losses of $224 million, $264 million and $488 million were realized on sales of fixed income securities during 2004, 2003 and 2002, respectively.

Unrealized net capital gains and losses

        Unrealized net capital gains and losses on fixed income, equity securities and derivative instruments included in accumulated other comprehensive income at December 31, 2004 are as follows:

		Gross unrealized
	Fair value			Unrealized net gains (losses)
(in millions)		Gains	Losses
Fixed income securities	$95,715	$5,286	$(228)	$5,058
Equity securities	5,895	1,343	(14)	1,329
Derivative instruments	(10)	6	(23)	(17)

Total				6,370
Deferred income taxes, deferred policy acquisition costs, premium deficiency reserve and deferred sales inducements				(3,382)

Unrealized net capital gains and losses				$2,988

        At December 31, 2003, equity securities had gross unrealized gains of $1.28 billion and gross unrealized losses of $18 million.

Change in unrealized net capital gains and losses

        The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

(in millions)	2004	2003	2002
Fixed income securities	$(76)	$105	$2,604
Equity securities	69	800	(400)
Derivative instruments	(22)	(5)	(6)

Total	(29)	900	2,198
Deferred income taxes, deferred policy acquisition costs, premium deficiency reserve and deferred sales inducements	(108)	(377)	(1,385)

(Decrease) increase in unrealized net capital gains and losses	$(137)	$523	$813

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

        The following table summarizes the gross unrealized losses and fair value of fixed income and equity securities by the length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months			12 months or more
($ in millions)	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses	Total unrealized losses
At December 31, 2004
Fixed income securities
U.S. government and agencies	20	$79	$(1)	2	$28	$(1)	$(2)
Municipal	416	1,730	(22)	90	437	(23)	(45)
Corporate	408	4,624	(60)	102	1,298	(49)	(109)
Foreign government	12	101	(1)	—	—	—	(1)
Commercial mortgage-backed securities	96	1,132	(10)	16	239	(4)	(14)
Mortgage-backed securities	673	2,695	(19)	49	125	(2)	(21)
Asset-backed securities	134	1,523	(16)	26	282	(19)	(35)
Redeemable preferred stock	5	6	(1)	—	—	—	(1)

Total fixed income securities	1,764	11,890	(130)	285	2,409	(98)	(228)
Equity securities	128	161	(9)	21	23	(5)	(14)

Total fixed income & equity securities	1,892	$12,051	$(139)	306	$2,432	$(103)	$(242)

Investment grade fixed income securities	1,653	11,402	(110)	240	2,020	(61)	(171)
Below investment grade fixed income securities	111	488	(20)	45	389	(37)	(57)

Total fixed income securities	1,764	$11,890	$(130)	285	$2,409	$(98)	$(228)

At December 31, 2003
Fixed income securities
U.S. government and agencies	16	$164	$(4)	—	$—	$—	$(4)
Municipal	256	1,281	(38)	41	227	(22)	(60)
Corporate	374	4,068	(152)	79	675	(50)	(202)
Foreign government	13	106	(2)	—	—	—	(2)
Commercial mortgage-backed securities	99	1,472	(34)	10	61	(1)	(35)
Mortgage-backed securities	237	2,129	(20)	36	30	—	(20)
Asset-backed securities	78	843	(16)	38	278	(26)	(42)
Redeemable preferred stock	4	24	(1)	1	21	(4)	(5)

Total fixed income securities	1,077	10,087	(267)	205	1,292	(103)	(370)
Equity securities	120	161	(16)	59	25	(2)	(18)

Total fixed income & equity securities	1,197	$10,248	$(283)	264	$1,317	$(105)	$(388)

Investment grade fixed income securities	952	9,571	(222)	136	756	(38)	(260)
Below investment grade fixed income securities	125	516	(45)	69	536	(65)	(110)

Total fixed income securities	1,077	$10,087	$(267)	205	$1,292	$(103)	$(370)

        As of December 31, 2004 and 2003, $221 million and $290 million, respectively, of unrealized losses related to securities with an unrealized loss position less than 20% of cost or amortized cost, the degree of which suggests that these securities do not pose a high risk of being other than temporarily impaired.

Of the $221 million and $290 million, $169 million and $234 million, respectively, related to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's or a rating of AAA, AA, A or BBB from Standard & Poor's ("S&P"), Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer and sector related credit spreads since the securities were acquired.

        As of December 31, 2004, the remaining $21 million of unrealized losses related to securities in unrealized loss positions greater than or equal to 20% of cost or amortized cost. Of the $21 million, $2 million related to investment grade fixed income securities, $16 million related to below investment grade fixed income securities and $3 million related to equity securities. Of these amounts, $9 million of the below investment grade fixed income securities and $0 million of equity securities had been in an unrealized loss position for a period of twelve months or more as of December 31, 2004. Additionally, $11 million of the unrealized losses from below investment grade securities were airline industry issues.

        As of December 31, 2003, the remaining $98 million of unrealized losses related to securities in unrealized loss positions greater than or equal to 20% of cost or amortized cost. Of the $98 million, $28 million related to investment grade fixed income securities, $61 million related to below investment grade fixed income securities and $9 million related to equity securities. Of these amounts, $10 million, $31 million and $1 million, respectively, had been in an unrealized loss position for a period of twelve months or more as of December 31, 2003. Additionally, $13 million of the unrealized losses from below investment grade securities were airline industry issues.

        As of December 31, 2004 and 2003, the securities comprising the $21 million and $98 million, respectively, of unrealized losses were evaluated based on factors such as the financial condition and near-term and long-term prospects of the issuer and were determined to have adequate resources to fulfill contractual obligations, such as recent financings or bank loans, cash flows from operations, collateral or the position of a subsidiary with respect to its parent's bankruptcy.

        As of December 31, 2004 and 2003, the Company had the intent and ability to hold these investments for a period of time sufficient for them to recover in value.

        As of December 31, 2004, the carrying value for cost method investments was $467 million, which primarily included limited partnership interests in fund investments. Each cost method investment was evaluated utilizing certain criteria such as a measurement of the Company's percentage share of the investee's equity relative to the carrying value and certain financial trends to determine if an event or change in circumstance occurred that could indicate an other-than-temporary impairment existed. Investments meeting any one of these criteria were further evaluated and, if it was determined that an other-than-temporary impairment existed, the investment was written down to the estimated fair value. The estimated fair value was generally based on the fair value of the underlying investments in the limited partnership funds. It is not practicable to estimate the fair value of each cost method investment in accordance with paragraphs 14 and 15 of SFAS 107, "Disclosures about Fair Value of Financial Instruments" because the investments are private in nature and do not trade frequently. In addition, the information that would be utilized to estimate fair value is not readily available. The Company had write-downs of $14 million related to cost method investments that were other-than-temporarily impaired in 2004.

Mortgage loan impairment

        A mortgage loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

        The net carrying value of impaired loans at December 31, 2004 and 2003 was $22 million and $4 million, respectively. No valuation allowances were held at December 31, 2004 and 2003 because the fair value of the collateral was greater than the recorded investment in the loans.

        Interest income for impaired loans is recognized on an accrual basis if payments are expected to continue to be received; otherwise cash basis is used. The Company recognized interest income on impaired loans of $2 million, $2 million, and $1 million during 2004, 2003 and 2002, respectively. The average balance of impaired loans was $29 million, $23 million and $16 million during 2004, 2003 and 2002, respectively.

        Valuation allowances charged to operations during 2004, 2003 and 2002 were $1 million, $3 million and $0 million, respectively. Direct write-downs charged against the allowances were $0 million, $3 million and $5 million for the years ended December 31, 2004, 2003 and 2002, respectively, and in 2004, $1 million of a balance previously written off was recovered.

Investment concentration for municipal bond and commercial mortgage portfolios and other investment information

        The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company's portfolio. No other state represents more than 5.0% of the portfolio at December 31, 2004.

(% of municipal bond portfolio carrying value)	2004	2003
California	13.3%	12.3%
Texas	11.1	11.2
Illinois	7.7	9.3
New York	5.4	5.8

        The Company's mortgage loans are collateralized by a variety of commercial real estate property types located throughout the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The following table shows the principal geographic distribution of commercial real estate represented in the Company's mortgage portfolio. No other state represented more than 5.0% of the portfolio at December 31, 2004 and 2003.

(% of commercial mortgage portfolio carrying value)	2004	2003
California	14.3%	14.2%
Illinois	8.6	9.5
Texas	8.2	7.9
Pennsylvania	6.5	5.4
New Jersey	5.6	6.0
Georgia	5.1	5.5
New York	5.0	5.1
Florida	4.5	6.1

        The types of properties collateralizing the commercial mortgage loans at December 31 are as follows:

(% of commercial mortgage portfolio carrying value)	2004	2003
Office buildings	30.7%	32.1%
Retail	25.6	22.2
Warehouse	25.0	24.2
Apartment complex	15.2	17.2
Industrial	1.3	1.6
Other	2.2	2.7

	100.0%	100.0%

        The contractual maturities of the commercial mortgage loan portfolio as of December 31, 2004 for loans that were not in foreclosure are as follows:

($ in millions)	Number of loans	Carrying value	Percent
2005	46	$331	4.2
2006	86	661	8.4
2007	101	832	10.6
2008	101	766	9.8
2009	130	1,279	16.3
Thereafter	511	3,985	50.7

Total	975	$7,854	100.0%

        In 2004, $263 million of commercial mortgage loans were contractually due. Of these, 63% were paid as due, 26% were refinanced at prevailing market terms and 11% were extended for one year or less. None were foreclosed or in the process of foreclosure, and none were in the process of refinancing or restructuring discussions.

        At December 31, 2004, the carrying value of residential mortgage loans outstanding was $2 million.

        Included in fixed income securities are below investment grade assets totaling $5.64 billion and $6.01 billion at December 31, 2004 and 2003, respectively.

        At December 31, 2004, the carrying value of investments that were non-income producing, excluding equity securities, was $20 million. At December 31, 2004, fixed income securities with a carrying value of $315 million were on deposit with regulatory authorities as required by law.

Security repurchase and resale and securities loaned

        The Company participates in securities lending programs with third parties, mostly large brokerage firms. At December 31, 2004 and 2003, fixed income securities with a carrying value of $2.89 billion and $2.16 billion, respectively, were on loan under these agreements. In return, the Company receives cash that it invests and includes in short-term investments and fixed income securities, with an offsetting liability recorded in other liabilities and accrued expenses to account for the Company's obligation to return the collateral. Interest income on collateral, net of fees, was $6 million, $6 million and $9 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

        The Company participates in programs to purchase securities under agreements to resell and programs to sell securities under agreements to repurchase, primarily including a mortgage dollar roll program. At the end of December 31, 2004 and 2003, the Company had $1.16 billion and $1.13 billion of securities that were subject to these agreements. In return, the Company receives cash collateral that it invests and includes in short-term and fixed income securities, with an offsetting liability recorded in other liabilities and accrued expenses to account for the Company's obligation to return the collateral. Interest income recorded as a result of the program was $47 million, $39 million, and $40 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Financial assets

	December 31, 2004		December 31, 2003
	Carrying value	Fair value	Carrying value	Fair value
Fixed income securities	$95,715	$95,715	$87,741	$87,741
Equity securities	5,895	5,895	5,288	5,288
Mortgage loans	7,856	8,187	6,539	6,937
Short-term investments	4,133	4,133	1,815	1,815
Policy loans	1,217	1,217	1,250	1,250
Separate Accounts	14,377	14,377	13,425	13,425

        Fair values of publicly traded fixed income securities are based upon quoted market prices or dealer quotes. The fair value of non-publicly traded securities, primarily privately placed corporate obligations, is based on either widely accepted pricing valuation models, which use internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs, or independent third party pricing sources. Equity securities are valued based principally on quoted market prices. Mortgage loans are valued based on discounted contractual cash flows. Discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar properties as collateral. Loans that exceed 100% loan-to-value are valued at the estimated fair value of the underlying collateral. Short-term investments are highly liquid investments with maturities of one year or less whose carrying values are deemed to approximate fair value. The carrying value of policy loans is deemed to approximate fair value. Separate accounts assets are carried in the Consolidated Statements of Financial Position at fair value based on quoted market prices.

Financial liabilities

	December 31, 2004		December 31, 2003
(in millions)	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$47,173	$45,387	$39,438	$38,022
Short-term debt	43	43	3	3
Long-term debt	5,291	5,601	5,073	5,431
Security repurchase agreements	4,854	4,854	3,749	3,749
Separate Accounts	14,377	14,377	13,425	13,425

        Contractholder funds include interest-sensitive life insurance contracts and investment contracts. Interest-sensitive life insurance contracts are not considered financial instruments subject to fair value disclosure requirements. The fair value of investment contracts is based on the terms of the underlying contracts. Fixed annuities are valued at the account balance less surrender charges. Immediate annuities without life contingencies, funding agreements and GICs are valued at the present value of future benefits using current interest rates. Market value adjusted annuities' fair value is estimated to be the market adjusted surrender value. Equity-indexed annuity contracts' fair value approximates carrying value since the embedded equity options are carried at fair value in the consolidated financial statements.

        Short-term debt is valued at carrying value due to its short-term nature. The fair value of long-term debt is based on quoted market prices or, in certain cases, is determined using discounted cash flow calculations based on interest rates of comparable instruments. Security repurchase agreements are valued at carrying value due to their short-term nature. Separate accounts liabilities are carried at the fair value of the underlying assets.

Derivative financial instruments

        The Company primarily uses derivative financial instruments to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk), to replicate fixed income securities, and in conjunction with asset/liability management in its Allstate Financial segment. The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at December 31, 2004.

			Carrying value
	Notional amount	Fair value(1)
(in millions)			assets(1)	(liabilities)(1)
Interest rate contracts
Interest rate swap agreements	$17,592	$(134)	$(48)	$(86)
Financial futures contracts	6,882	(3)	1	(4)
Interest rate cap and floor agreements	4,851	43	31	12

Total interest rate contracts	29,325	(94)	(16)	(78)
Equity and index contracts
Options, financial futures and warrants	2,083	58	92	(34)
Foreign currency contracts
Foreign currency swap agreements	1,704	535	547	(12)
Foreign currency futures contracts	21	—	—	—

Total foreign currency contacts	1,725	535	547	(12)
Embedded derivative financial instruments
Guaranteed accumulation benefit	623	1	—	1
Conversion options in fixed income securities	1,258	455	455	—
Equity-indexed options in life and annuity product contracts	1,774	(30)	—	(30)
Forward starting options in annuity product contracts	1,928	(2)	—	(2)
Put options in variable product contracts	14	—	—	—
Term-extending options in trust preferred securities	200	—	—	—
Credit default swaps	28	(1)	(1)	—

Total embedded derivative financial instruments	5,825	423	454	(31)
Other derivative financial instruments
Replication credit default swaps	295	—	—	—
Reinsurance of guaranteed minimum income annuitization options in variable product contracts	25	14	14	—
Forward contracts for TBA mortgage securities	100	1	1	—
Commitments to fund mortgage loans	12	—	—	—
Forward sale commitments	12	—	—	—

Total other derivative financial instruments	444	15	15	—

Total derivative financial instruments	$39,402	$937	$1,092	$(155)

(1)
Carrying value includes the effects of legally enforceable master netting agreements. Fair value and carrying value of the assets and liabilities exclude accrued periodic settlements, which are reported in accrued investment income or other invested assets.

        The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at December 31, 2003.

			Carrying value
	Notional amount	Fair value(1)
(in millions)			assets(1)	(liabilities)(1)
Interest rate contracts
Interest rate swap agreements	$11,529	$(229)	$(88)	$(141)
Financial futures contracts	968	(1)	—	(1)
Interest rate cap and floor agreements	4,705	84	54	30

Total interest rate contracts	17,202	(146)	(34)	(112)
Equity and index contracts
Options, financial futures and warrants	920	1	4	(3)
Foreign currency contracts
Foreign currency swap agreements	1,690	454	436	18
Foreign currency futures contracts	5	—	—	—

Total foreign currency contacts	1,695	454	436	18
Embedded derivative financial instruments
Conversion options in fixed income securities	670	240	240	—
Equity-indexed options in life and annuity product contracts	1,297	9	—	9
Forward starting options in annuity product contracts	1,464	(2)	—	(2)
Put options in variable product contracts	19	—	—	—
Term-extending options in trust preferred securities	200	—	—	—
Credit default swap agreements	48	(1)	(1)	—

Total embedded derivative financial instruments	3,698	246	239	7
Other derivative financial instruments
Synthetic guaranteed investment product contracts	1	—	—	—
Reinsurance of guaranteed minimum income annuitization options in variable product contracts	34	28	28	—
Forward contracts for TBA mortgage securities	270	(1)	—	(1)
Commitments to fund mortgage loans	14	—	—	—
Forward sale commitments	14	—	—	—

Total other derivative financial instruments	333	27	28	(1)

Total derivative financial instruments	$23,848	$582	$673	$(91)

(1)
Carrying value includes the effects of legally enforceable master netting agreements. Fair value and carrying value of the assets and liabilities exclude accrued periodic settlements, which are reported in accrued investment income or other invested assets.

        The notional amounts specified in the contracts are used to calculate the exchange of contractual payments under the agreements, and are not representative of the potential for gain or loss on these agreements.

        Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive (pay) to terminate the derivative contracts at the reporting date. For exchange traded derivative contracts, the fair value is based on dealer or exchange quotes. The fair value of non-exchange traded derivative contracts, including embedded derivative financial instruments subject to bifurcation, is based on either independent third party pricing sources, including broker quotes, or widely accepted pricing and valuation models which use independent third party data as inputs.

        The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements and obtaining collateral where appropriate. The Company uses master netting agreements for over-the-counter derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor and credit default swap agreements. These agreements permit either party to net payments due for transactions covered by the agreements. Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of December 31, 2004, counterparties pledged $490 million in cash to the Company under these agreements. To date, the Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives including futures and certain option contracts are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any associated potential credit risk.

        Credit exposure represents the Company's potential loss if all of the counterparties failed to perform under the contractual terms of the contracts and all collateral, if any, became worthless. This exposure is measured by the fair value of freestanding derivative contracts with a positive fair value at the reporting date reduced by the effect, if any, of master netting agreements.

        The following table summarizes the counterparty credit exposure by counterparty credit rating at December 31, as it relates to interest rate swap, currency swap, interest rate cap, interest rate floor and replication credit default swap agreements.

($ in millions)	2004				2003
Rating(1)	Number of counter- parties	Notional amount	Credit exposure(2)	Exposure, net of collateral(2)	Number of counter- parties	Notional amount	Credit exposure(2)	Exposure, net of collateral(2)
AAA	2	$1,984	$—	$—	2	$1,819	$—	$—
AA	2	2,228	183	13	3	1,630	146	22
AA-	4	5,825	8	8	4	4,539	19	19
A+	6	10,599	323	17	6	7,889	235	27
A	2	3,806	12	2	2	2,067	1	1

Total	16	$24,442	$526	$40	17	$17,944	$401	$69

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

        The Company reclassified pretax net gains of $3 million and $3 million related to cash flow hedges to net income from accumulated other comprehensive income during 2004 and 2003, respectively. At December 31, 2004, there is no remaining accumulated other comprehensive income to amortize to net income during 2005.

        The following table presents information about the nature and accounting treatment of Allstate's primary derivative instruments. Included in the table is a description of the individual derivative instruments, the risk management strategies to which they relate, and the financial statement reporting for the derivative instruments in the Company's consolidated financial statements. Amounts reported are in millions on a pre-tax basis.

		Asset / (Liability)		Income / (Expense)
	Description, Risk Management Strategy and Financial Statement Reporting
Instrument		2004	2003	2004	2003	2002

Interest Rate Contracts:

Interest rate swap agreements	Description
	Swap agreements are contracts that periodically exchange the difference between two designated sets of cash flows, (fixed to variable rate, variable to fixed rate, or variable to variable rate) based upon designated market rates or rate indices and a notional amount.

	Master netting agreements are used to minimize credit risk. In addition, when applicable, parties are required to post collateral. As of December 31, 2004, the Company pledged to counterparties $1.0 million of securities as collateral for over-the-counter instruments.
	Risk Management Strategy Primarily used to change the interest rate characteristics of existing assets or liabilities to facilitate asset-liability management.
	Statement of Financial Position
	• Fair values are reported as follows:
	• Other investments.	$(48)	$(88)
	• Other liabilities and accrued expenses.	(86)	(141)
	• When hedge accounting is applied, the carrying values of the hedged items are adjusted for changes in the fair value of the hedged risks. The fair value of hedged risks are reported as follows:
	• Fixed income securities.	161	295
	• Mortgage loans.	33	56
	• Contractholder funds.	(55)	(103)
	Statement of Operations
	• For hedge accounting, changes in fair value of the instruments are matched together with changes in fair value of the hedged risks and are reported as follows:
	• Net investment income.			$117	$100	$(390)
	• Life and annuity contract benefits.			(64)	(38)	94
	• Hedge ineffectiveness is reported as Realized capital gains and losses.			(3)	9	(15)
	• When hedge accounting is not applied, changes in fair value of the instruments and the periodic accrual and settlements are reported in realized capital gains and losses.			12	2	55

Financial futures contracts	Description
	Financial futures contracts are commitments to purchase or sell designated financial instruments at a future date for a specified price or yield. These contracts are traded on organized exchanges and cash settle on a daily basis. The exchange requires margin deposits as well as daily cash settlements of margin. As of December 31, 2004, the Company pledged margin deposits in the form of marketable securities totaling $11 million.

Risk Management Strategies
	Generally used to manage interest rate risk related to fixed income securities and certain annuity contracts. Financial futures are also used to reduce interest rate risk related to forecasted purchases and sales of marketable investment securities.
	Statement of Financial Position Fair values are reported as follows:
	• Other investments.	$1	$—
	• Other liabilities and accrued expenses.	(4)	(1)

Statement of Operations
	Under non-hedge accounting, changes in fair value of the instruments, some of which are recognized through daily cash settlements, are classified consistent with the risks being economically hedged and are reported as follows:
	• Realized capital gains and losses.			$(103)	$12	$(193)
	• Life and annuity contract benefits.			—	—	(1)

		Asset / (Liability)		Income / (Expense)
	Description, Risk Management Strategy and Financial Statement Reporting
Instrument		2004	2003	2004	2003	2002

Interest rate cap and floor agreements	Description
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
	Statement of Financial Position Fair values are reported as follows:
	• Other investments.	$31	$54
	• Other liabilities and accrued expenses.	12	30
	Statement of Operations Under non-hedge accounting, changes in fair value of the instruments and the periodic accruals and settlements are reported in realized capital gains and losses.			$(36)	$(20)	$(5)

Equity and Index Contracts:

Options, financial futures, and warrants	Description
	These indexed derivative instruments provide returns at specified or optional dates based upon a specified index applied to the instrument's notional amount. Index futures are traded on organized exchanges and cash settle on a daily basis. The exchange requires margin deposits as well as daily cash settlements of margin. The Company pledged $15 million of securities in the form of margin deposits as of December 31, 2004.
	Risk Management Strategies Indexed instruments are primarily used to reduce the market risk associated with certain annuity and deferred compensation liability contracts.
	Statement of Financial Position Fair values are reported as follows:
	• Equity securities	$—	$3
	• Other investments.	92	1
	• Other liabilities and accrued expenses.	(34)	(3)

Statement of Operations
	Under non-hedge accounting, changes in fair values of the instruments, some of which are recognized through daily cash settlements, are classified on one line consistent with the risk being economically hedged and reported as follows:
	• Life and annuity contract benefits.			$47	$80	$(66)
	• Operating costs and expenses.			12	20	(17)
	• Realized capital gains and losses.			1	2	1

		Asset / (Liability)		Income / (Expense)
	Description, Risk Management Strategy and Financial Statement Reporting
Instrument		2004	2003	2004	2003	2002

Foreign Currency Contracts:

Foreign currency swap agreements	Description
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
	Statement of Financial Position
	• Fair values are reported as follows:
	• Other investments.	$547	$436
	• Other liabilities and accrued expenses.	(12)	18
	• Since hedge accounting is applied for fair value hedges, the carrying value of the hedged item, contractholder funds, is adjusted for changes in the fair value of the hedged risk. For cash flow hedges, the market value of the derivative reduced other comprehensive income by $23 million and $0 million as of December 31, 2004 and 2003, respectively.	(556)	(454)
	Statement of Operations
	• Under hedge accounting, changes in fair value of the instruments are matched together with the changes in fair values of the hedged risks and are reported in life and annuity contract benefits.			$110	$171	$263
	• Hedge ineffectiveness is reported in realized capital gains and losses.			2	—	—

Conversion options in fixed income securities	Description
	These securities have embedded options, which provide the Company with the right to convert the instrument into a predetermined number of shares of common stock or provides a return based on a notional amount applied to an index such as the S&P 500. Securities owned and subject to bifurcation include convertible bonds and convertible redeemable preferred stocks.
	Statement of Financial Position Fair value is reported together with the host contracts in fixed income securities.	$455	$240
	Statement of Operations Changes in fair value are reported in realized capital gains and losses.			$18	$39	$(88)

Other derivatives	Statement of Financial Position • Fair values are reported as follows:
	• Fixed income securities.	$—	$(1)
	• Other assets.	14	28
	• Contractholder funds.	(45)	(21)
	Statement of Operations • Changes in fair value are reported as follows:
	• Realized capital gains and losses.			$(3)	$(9)	$10
	• Life and annuity contract benefits.			(40)	(26)	86

Off-balance-sheet financial instruments

        The contractual amounts and fair values of off-balance-sheet financial instruments at December 31 are as follows:

	2004		2003
(in millions)	Contractual amount	Fair value	Contractual amount	Fair value
Commitments to invest	$836	$—	$500	$—
Private placement commitments	45	—	49	—
Commitments to extend mortgage loans	103	1	86	1
Credit guarantees	151	—	87	—

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

        Credit guarantees represent conditional commitments included in certain fixed income securities owned by the Company, and exclude those credit guarantees reported as derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". These commitments provide for obligations to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of credit events for the referenced entities. The Company enters into these transactions in order to achieve higher yields than direct investment in referenced entities. The fees for assuming the conditional commitments are reflected in the interest receipts reported in net investment income over the lives of the contracts. The fair value of credit guarantees are estimates of the conditional commitments only and are calculated using quoted market prices or valuation models, which incorporate external market data.

        In the event of bankruptcy or other default of the referenced entities, the Company's maximum amount at risk, assuming the value of the referenced credits becomes worthless, is the fair value of the subject fixed income securities, which totaled $151 million at December 31, 2004. The Company includes the impact of credit guarantees in its analysis of credit risk, and the referenced credits were current to their contractual terms at December 31, 2004.

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

        Because reserves are estimates of losses that have occurred, including incurred but not reported ("IBNR") losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded amounts, which are based on management's best estimates. The Company regularly updates its reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reflected in the results of operations in the period such changes are determinable.

        Activity in the reserve for property-liability insurance claims and claims expense is summarized as follows:

(in millions)	2004	2003	2002
Balance at January 1	$17,714	$16,690	$16,500
Less reinsurance recoverables	1,734	1,672	1,667

Net balance at January 1	15,980	15,018	14,833

Incurred claims and claims expense related to:
Current year	18,073	17,031	16,972
Prior years	(230)	401	685

Total incurred	17,843	17,432	17,657

Claims and claims expense paid related to:
Current year	10,989	10,195	10,598
Prior years	6,073	6,275	6,874

Total paid	17,062	16,470	17,472

Net balance at December 31	16,761	15,980	15,018
Plus reinsurance recoverables	2,577	1,734	1,672

Balance at December 31	$19,338	$17,714	$16,690

        Incurred claims and claims expense represents the sum of paid losses and reserve changes in the calendar year. This expense includes losses from catastrophes of $2.47 billion, $1.49 billion and $731 million in 2004, 2003 and 2002, respectively. In 2004, losses from catastrophes includes $2.0 billion, net of recoveries from the Florida Hurricane Catastrophe Fund ("FHCF"), related to Hurricanes Charley, Frances, Ivan, and Jeanne (see Note 9). This estimate includes net losses in personal lines auto and property policies and net losses on commercial policies. Catastrophes are an inherent risk of the property-liability insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company's results of operations and financial position. The level of catastrophic loss and weather-related losses (wind, hail, lightning, freeze and water losses) experienced in any year cannot be predicted and could be material to results of operations and financial position.

        During 2004, incurred claims and claims expense related to prior years was primarily composed of increases to asbestos reserves of $463 million, decreases in auto reserves of $657 million due to auto injury severity development that was better than expected and late reported loss development that was better than expected due to lower frequency trends in recent years, and decreases in homeowners reserves of $169 million due to late reported loss development that was better than expected.

        During 2003, incurred claims and claims expense related to prior years was primarily composed of increases to asbestos reserves of $520 million and decreases in auto reserves of $221 million due to improved auto injury severity development that was better than expected and late reported loss development that was better than expected.

        During 2002, incurred claims and claims expense related to prior years was primarily composed of increases to asbestos reserves of $121 million and increases in homeowners reserves of $367 million primarily as a result of claim severity development and late reported losses greater than the level anticipated in previous reserve estimates.

        For further discussion of asbestos and environmental reserves, see Note 13.

8.     Reserves for Life-Contingent Contract Benefits and Contractholder Funds

        At December 31, the reserve for life-contingent contract benefits consists of the following:

(in millions)	2004	2003
Immediate annuities:
Structured settlement annuities	$6,392	$5,989
Other immediate annuities	2,414	2,376
Traditional life(1)	2,144	2,340
Other(1)	804	315

Total reserve for life-contingent contract benefits	$11,754	$11,020

(1)
In 2004, the Company changed its classification of certain products. As a result, $362 million of reserves are classified as Other at December 31, 2004 that were previously classified as Traditional life. Prior periods have not been restated.

        The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

Product	Mortality	Interest rate	Estimation method
Structured settlement annuities	U.S. population with projected calendar year improvements; age setforwards for impaired lives grading to standard	Interest rate assumptions range from 4.1% to 11.7%	Present value of contractually specified future benefits
Other immediate annuities	1983 group annuity mortality table	Interest rate assumptions range from 1.9% to 11.5%	Present value of expected future benefits based on historical experience
Traditional life	Actual company experience plus loading	Interest rate assumptions range from 4.0% to 11.3%	Net level premium reserve method using the Company's withdrawal experience rates
Other:
Variable annuity guaranteed minimum death benefits	90% of 1994 group annuity reserving table	7%	Projected benefit ratio applied to cumulative assessments
Accident & health	Actual company experience plus loading		Unearned premium; additional contract reserves for traditional life

        To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve has been recorded for certain immediate annuities with life contingencies. A liability of $1.09 billion and $932 million is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2004 and 2003, respectively. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

        At December 31, contractholder funds consists of the following:

(in millions)	2004	2003
Interest-sensitive life	$8,280	$7,536
Investment contracts:
Fixed annuities	34,637	28,783
Guaranteed investment contracts	485	1,066
Funding agreements backing medium-term notes	10,135	7,256
Other investment contracts	1,332	1,624
Allstate Bank deposits	840	806

Total contractholder funds	$55,709	$47,071

        The following table highlights the key contract provisions relating to contractholder funds:

Product	Interest rate	Withdrawal/Surrender charges
Interest-sensitive life	Interest rates credited range from 2.0% to 7.25%	Either a percentage of account balance or dollar amount grading off generally over 20 years
Fixed annuities	Interest rates credited range from 1.3% to 11.5% for immediate annuities and 0% to 16% for fixed annuities (which include equity-indexed annuities whose returns are indexed to the S&P 500)
Either a declining or a level percentage charge generally over nine years or less. Additionally, approximately 30.5% of fixed annuities are subject to market value adjustment for discretionary withdrawals.
Guaranteed investment contracts	Interest rates credited range from 2.95% to 8.14%	Generally not subject to discretionary withdrawal
Funding agreements backing medium-term notes	Interest rates credited range from 2.1% to 7.4% (excluding currency-swapped medium-term notes)	Not applicable
Other investment contracts:
Variable guaranteed minimum income benefit and secondary guarantees on interest- sensitive life and fixed annuities	Interest rates used in establishing reserves range from 1.75% to 10.3%	Withdrawal and surrender charges are based on the terms of the related interest-sensitive life or fixed annuity contract.
Other investment contracts	Interest rates credited range from 2.2% to 2.5%	Not applicable
Allstate Bank	Interest rates credited range from 0% to 5.5%	A percentage of principal balance for time deposits withdrawn prior to maturity

        Contractholder funds include funding agreements held by VIEs issuing medium-term notes. The VIEs are Allstate Life Funding, LLC, Allstate Financial Global Funding, LLC, Allstate Life Global Funding and Allstate Life Global Funding II, and their primary assets are funding agreements used exclusively to back medium-term note programs.

        Contractholder funds activity for the years ended December 31 is as follows:

(in millions)	2004	2003
Balance, beginning of year	$47,071	$40,751
Impact of adoption of SOP 03-1(1)	421	—
Deposits	13,880	10,627
Interest credited to contractholder funds	1,991	1,846
Benefits and withdrawals	(4,167)	(3,233)
Maturities of institutional products	(2,518)	(2,163)
Transfers to Separate Accounts	(412)	(416)
Contract charges	(655)	(622)
Fair value adjustments for institutional products	38	131
Other adjustments	60	150

Balance, end of year	$55,709	$47,071

(1)
The increase in contractholder funds due to the adoption of SOP 03-1 reflects the reclassification of certain products previously included as a component of separate accounts to contractholder funds, the reclassification of DSI from contractholder funds to other assets and the establishment of reserves for certain liabilities that are primarily related to income benefit guarantees provided under variable annuity contracts and secondary guarantees on interest-sensitive life and certain fixed annuity contracts.

        The table below presents information regarding the Company's variable contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

($ in millions)	December 31, 2004
In the event of death
Account value	$14,071
Net amount at risk(1)	$1,900
Average attained age of contractholders	66 years
At annuitization
Account value	$3,893
Net amount at risk(2)	$72
Weighted average waiting period until annuitization options available	7 years
Accumulation at specified dates
Account value	$582
Net amount at risk(3)	$—
Weighted average waiting period until guarantee date	11 years

(1)
Defined as the estimated current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

(2)
Defined as the estimated present value of the guaranteed minimum annuity payments in excess of the current account balance.

(3)
Defined as the estimated present value of the guaranteed minimum accumulation balance in excess of the current account balance.

        The following table summarizes the liabilities for guarantees:

(in millions)	Liability for guarantees related to death benefits and interest-sensitive life products	Liability for guarantees related to income benefits	Liability for guarantees related to accumulation benefits	Total
Balance at January 1, 2004	$118	$41	$—	$159
Less reinsurance recoverables	(12)	(2)	—	(14)

Net balance at January 1, 2004	106	39	—	145
Incurred guaranteed benefits	41	7	(1)	47
Paid guarantee benefits	(62)	—	—	(62)

Net change	(21)	7	(1)	(15)
Net balance at December 31, 2004	85	46	(1)	130
Plus reinsurance recoverables	10	—	—	10

Balance, December 31, 2004(1)	$95	$46	$(1)	$140

(1)
Included in the total liability balance are reserves for variable annuity death benefits of $79 million, variable annuity income benefits of $18 million, variable annuity accumulation benefits of $(1) million and other guarantees of $44 million.

9.     Reinsurance

        The effects of reinsurance on property-liability premiums written and earned and life and annuity premiums and contract charges for the years ended December 31 are as follows:

(in millions)	2004	2003	2002
Property-liability insurance premiums written
Direct	$25,262	$23,649	$22,438
Assumed	1,711	1,856	1,822
Ceded	(442)	(318)	(343)

Property-liability insurance premiums written, net of reinsurance	$26,531	$25,187	$23,917

Property-liability insurance premiums earned
Direct	$24,574	$23,132	$21,894
Assumed	1,814	1,843	1,804
Ceded	(399)	(298)	(337)

Property-liability insurance premiums earned, net of reinsurance	$25,989	$24,677	$23,361

Life and annuity premiums and contract charges
Direct	$2,628	$2,655	$2,645
Assumed	52	134	129
Ceded	(608)	(485)	(481)

Life and annuity premiums and contract charges, net of reinsurance	$2,072	$2,304	$2,293

Property-liability

        Total amounts recoverable from reinsurers at December 31, 2004 and 2003 were $2.73 billion and $1.90 billion, respectively. The amounts recoverable from reinsurers at December 31, 2004 and 2003 include $150 million and $170 million, respectively, related to property-liability losses paid by the Company and billed to reinsurers, and $2.58 billion and $1.73 billion, respectively, estimated by the Company with respect to ceded unpaid losses (including IBNR), which are not billable until the losses are paid.

        Reinsurance recoverable from industry pools and facilities on paid and unpaid claims including IBNR at December 31, 2004 and 2003 include $831 million and $560 million, respectively, recoverable from the Michigan Catastrophic Claim Association ("MCCA"). The MCCA established in 1978, is a mandatory reinsurance mechanism for personal injury protection losses over a retention level that increases each MCCA fiscal year. The retention levels are $325 thousand per claim and $350 thousand per claim for the fiscal years ending June 30, 2004 and 2005, respectively. The MCCA is funded by assessments from member companies who, in turn, can recover the assessment from policyholders.

        The Company purchases reinsurance after evaluating the financial condition of the reinsurer, as well as the terms and price of coverage. Developments in the insurance industry have fostered a movement to segregate environmental, asbestos and other discontinued lines exposures into separate legal entities with dedicated capital. Regulatory bodies in certain cases have supported these actions. The Company is unable to determine the impact, if any, that these developments will have on the collectibility of reinsurance recoverables in the future. Reinsurance recoverables from asbestos and environmental and other reinsurers include $236 million and $112 million of recoverables from Lloyd's of London at December 31, 2004 and 2003, respectively. Lloyd's of London implemented a restructuring plan in 1996 to solidify its capital base and to segregate claims for years prior to 1993. In addition, efforts have been recently made by Lloyd's of London to impose increased documentation standards on reinsurance claims. The impact, if any, of the restructuring and related actions on the collectibility of the recoverable from Lloyd's of London is uncertain at this time. The recoverable from Lloyd's of London syndicates is spread among thousands of investors who have unlimited liability.

        Estimates of gross qualifying personal property losses for Charley, Frances and Ivan exceed the $312 million per occurrence FHCF retention, thus permitting 90% reimbursement of qualifying losses up to an estimated maximum total for this season of $991 million. Reinsurance recoverables at December 31, 2004 include $486 million recoverable from the FHCF for qualifying property losses related to these hurricanes. There was no reinsurance recoverable outstanding from the FHCF at December 31, 2003. In the event of a qualifying catastrophe in the 2005 hurricane season, the Company also has access to reimbursement provided by the FHCF for 90% of hurricane losses in excess of approximately the first $342 million for each storm, up to an aggregate of $985 million (90% of approximately $1,094 million) in a single hurricane season, and $1.97 billion total reimbursement over two hurricane seasons.

        In 2004, Allstate Floridian Insurance Company ("Floridian") entered into two reinsurance contracts to cover losses from future catastrophic events in the state of Florida through May 2005. Allstate Protection also entered into several three-year cancellable excess of loss reinsurance contracts in 2004 through broker transactions to reinsure personal property losses for business written in certain states. There were no reinsurance recoverables outstanding from these reinsurers at December 31, 2004.

        In connection with the Company's acquisition of the personal lines auto and homeowners business ("Encompass") of CNA Financial Corporation ("CNA") in 1999, Allstate and Continental Casualty Company ("Continental"), a subsidiary of CNA, entered into a four-year aggregate stop loss reinsurance agreement. In connection with this reinsurance agreement, the Company had reinsurance recoverables from Continental on paid and unpaid losses of $190 million as of December 31, 2003. There was no amount outstanding in connection with this agreement at December 31, 2004. Additionally, in connection with the sale of the Company's reinsurance business to SCOR U.S. Corporation in 1996, the Company entered into a reinsurance agreement for the associated post-1984 reinsurance liabilities.

        With the exception of industry pools and facilities and the recoverable balances from Lloyd's of London, FHCF and Continental discussed above, the largest reinsurance recoverable balance the

Company had outstanding was $87 million from Employers' Reinsurance Company at both December 31, 2004 and 2003. No other amount due or estimated to be due from any single property-liability reinsurer was in excess of $52 million and $57 million at December 31, 2004 and 2003, respectively.

        The allowance for uncollectible reinsurance was $230 million and $101 million at December 31, 2004 and 2003, respectively, and is primarily related to the Company's discontinued lines and coverages segment. There were $9 million and $1 million of deductions related to previous year provisions in 2004 and 2003, respectively.

Allstate Financial

        The Company's Allstate Financial segment reinsures certain of its risks to other insurers primarily under yearly renewable term, coinsurance, and coinsurance with funds withheld agreements. These agreements result in a passing of the agreed-upon percentage of risk to the reinsurer in exchange for negotiated reinsurance premium payments. Coinsurance with funds withheld is similar to coinsurance except that the cash and investments that support the liability for contract benefits are not transferred to the assuming company and settlements are made on a net basis between the companies. Allstate Financial cedes 100% of the morbidity risk on its long-term care contracts. Allstate Financial ceded specified percentages of the mortality risk on certain life policies, depending upon the issue date and product, to a pool of thirteen unaffiliated reinsurers. Since November 1998, Allstate Financial ceded mortality risk on new life contracts that exceeded $2 million per life for individual coverage. For business sold prior to October 1998, Allstate Financial ceded mortality risk in excess of specific amounts up to $1 million per life for individual coverage. Also, on certain in-force variable annuity contracts Allstate Financial cedes 100% of the mortality and certain other risks related to product features.

        In addition, Allstate Financial has used reinsurance to effect the acquisition or disposition of certain blocks of business. As of December 31, 2004, Allstate Financial ceded $169 million to subsidiaries of Citigroup and Scottish Re (U.S.) Inc. in connection with the disposition of substantially all of the direct response distribution business (see Note 3).

        As of December 31, 2004, the gross life insurance in force was $431.60 billion of which $210.01 billion was ceded to the unaffiliated reinsurers.

        Reinsurance recoverables at December 31 are summarized in the following table.

	Reinsurance recoverable on paid and unpaid claims
(in millions)	2004	2003
Life insurance	$1,010	$836
Long-term care	315	180
Other	271	201

Total Allstate Financial	$1,596	$1,217

        At December 31, 2004 and 2003, approximately 81% and 97%, respectively, of reinsurance recoverables are due from companies rated A- or better by S&P.

10.  Deferred Policy Acquisition and Sales Inducement Costs

        Deferred policy acquisition costs for the years ended December 31 are as follows:

	2004
(in millions)	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$3,517	$1,325	$4,842
Impact of adoption of SOP 03-1(1)	(134)	—	(134)
Disposition of operation(2)	(238)	—	(238)
Acquisition costs deferred	918	4,009	4,927
Amortization charged to income	(591)	(3,874)	(4,465)
Effect of unrealized gains and losses	36	—	36

Balance, end of year	$3,508	$1,460	$4,968

	2003
(in millions)	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$3,205	$1,180	$4,385
Acquisition costs deferred	816	3,665	4,481
Amortization charged to income	(538)	(3,520)	(4,058)
Effect of unrealized gains and losses	34	—	34

Balance, end of year	$3,517	$1,325	$4,842

	2002
(in millions)	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$3,286	$1,135	$4,421
Acquisition costs deferred	742	3,261	4,003
Amortization charged to income	(478)	(3,216)	(3,694)
Effect of unrealized gains and losses	(345)	—	(345)

Balance, end of year	$3,205	$1,180	$4,385

(1)
The impact of adoption of SOP 03-1 includes a write-down in variable annuity DAC of $108 million, the reclassification of DSI from DAC to other assets resulting in a decrease to DAC of $44 million, an increase to DAC of $8 million for an adjustment to the effect of unrealized capital gains and losses and the reclassification of unearned revenue from DAC to contractholder funds resulting in an increase to DAC of $10 million (see Note 2).

(2)
In 2004, DAC was reduced by $238 million related to the disposition of substantially all of Allstate Financial's direct response distribution business (see Note 3).

        Amortization charged to income includes $120 million, $46 million and $2 million in 2004, 2003 and 2002, respectively, due to realized capital gains and losses.

        In 2004, DSI and related amortization is classified within the Consolidated Statements of Financial Position and Operations as other assets and interest credited to contractholder funds, respectively. Deferred sales inducement activity for Allstate Financial for the twelve months ended December 31, 2004 was as follows:

(in millions)
Balance, January 1, 2004(1)	$99
Sales inducements deferred	55
Amortization charged to income	(45)
Effects of unrealized gains and losses	25

Balance, December 31, 2004	$134

(1)
The January 1, 2004 balance includes a $16 million write-down of DSI due to the adoption of SOP 03-1 (see Note 2).

11.  Capital Structure

Debt outstanding

        Total debt outstanding at December 31 consisted of the following:

(in millions)	2004	2003
7.875% Senior Notes, due 2005(1)	$900	$902
5.375% Senior Notes, due 2006(1)	540	545
7.20% Senior Notes, due 2009(1)	750	750
6.125% Senior Notes, due 2012(1)	350	350
5.00% Senior Notes, due 2014(1)	650	—
6.125% Senior Notes, due 2032(1)	250	250
5.350% Senior Notes, due 2033(1)	400	400
7.83% Junior Subordinated Debentures, due 2045, callable	200	200
7.50% Debentures, due 2013	250	250
6.75% Senior Debentures, due 2018	250	250
6.90% Senior Debentures, due 2038	250	250
Synthetic lease VIE obligations, floating rates, due 2006	117	112
Investment management VIE obligations, floating rates, due 2013	279	691
Structured investment security VIE obligations, due 2007	47	45
Floating rate notes, due 2012 to 2017, callable	57	77
Other various notes, due 2008	1	1

Total long-term debt	5,291	5,073
Short-term debt(2)	43	3

Total debt	$5,334	$5,076

(1)
Senior Notes are subject to redemption at the Company's option in whole or in part at any time at the greater of either 100% of the principal amount plus accrued and unpaid interest to the redemption date or the discounted sum of the present values of the remaining scheduled payments of principal and interest and accrued and unpaid interest to the redemption date.

(2)
The Company classifies any borrowings which have a maturity of twelve months or less at inception as short-term debt.

        Total debt outstanding by maturity at December 31 consisted of the following:

(in millions)	2004	2003
Due within one year or less	$943	$3
Due after one year through 5 years	1,455	1,605
Due after 5 years through 10 years	1,541	2,064
Due after 10 years through 20 years	295	304
Due after 20 years	1,100	1,100

Total debt	$5,334	$5,076

        In 2004, the Company issued $650 million of 5.00% senior notes due 2014, the net proceeds of which will be used for general corporate purposes, including to facilitate the repayment of a portion of the $900 million of 7.875% senior notes due 2005 at their scheduled maturity on May 1, 2005.

        In 2003, the Company issued $400 million of 5.350% senior notes due 2033, the net proceeds of which were used to redeem the $300 million of 6.75% notes due in 2003 and for general corporate purposes.

        In 1996, the Company issued junior subordinated debentures to Allstate Financing II ("AF II"), a VIE, which used the junior subordinated debentures as collateral to issue $200 million of 7.83% mandatorily redeemable preferred securities of subsidiary trust ("trust preferred securities") to unrelated third party investors. Pursuant to the adoption of FIN 46 on July 1, 2003, the Company is not required to consolidate the VIE because the Company owns none of the variable interests issued by the VIE. AF II issued 200,000 shares of trust preferred securities at $1,000 per share. The sole assets of AF II are junior subordinated debentures issued by the Company. The junior subordinated debentures held by AF II will mature on December 1, 2045 and are redeemable by the Company at a liquidation value of $1,039 per share in whole or in part beginning on December 1, 2006, at which time the trust preferred securities are callable. The liquidation value per share gradually declines each year and remains at a liquidation value of $1,000 per share on December 1, 2016. Dividends on the trust preferred securities are cumulative, payable semi-annually in arrears, and are deferrable at the Company's option for up to 5 years. The obligations of the Company with respect to the junior subordinated debentures and related instruments constitute full and unconditional guarantees by the Company of AF II's obligations under the trust preferred securities, including the payment of the liquidation or redemption price and any accumulated and unpaid interest and yield enhancements, but only to the extent of funds held by the trust.

        Allstate will be prohibited from paying dividends on its common stock and any preferred stock that it may issue, or repurchasing capital stock if the Company elects to defer dividend payments on these preferred securities. Dividends on the preferred securities have been reported as interest expense in the Consolidated Statements of Operations for the twelve months of 2004 and the last six months of 2003, and were classified as minority interest and reported as dividends on preferred securities of subsidiary trust in the Consolidated Statements of Operations during 2002 and the first six months of 2003.

        Pursuant to the adoption of FIN 46 in 2003, the Company is the primary beneficiary of a consolidated VIE used to acquire a headquarters office building and up to 38 automotive collision repair stores ("synthetic lease VIE"). The Company's Consolidated Statements of Financial Position include $117 million and $112 million of property and equipment, net, and long-term debt as of December 31, 2004 and 2003, respectively. Beginning July 1, 2003, payments previously reported as operating costs and expenses are classified as interest expense.

        As of December 31, 2003, the Company was also the primary beneficiary of two previously unconsolidated investment management VIEs and, as a result of consolidation pursuant to FIN 46R, the

Company recognized a cumulative effect adjustment gain of approximately $3 million, after-tax, in 2003. In February 2004, the Company disposed of a portion of its equity investment in one of the consolidated investment management VIEs, which resulted in deconsolidation of that VIE in the first quarter of 2004 (see Note 3). The Company's Consolidated Statements of Financial Position include $304 million and $725 million of assets ($296 million and $663 million of which are classified as investments) and long-term debt of $279 million and $691 million as of December 31, 2004 and 2003, respectively. Despite the consolidation of the debt issued by the investment management VIEs, those investors have no recourse to the equity of the Company as the sole source of payment of the liabilities is the assets of the investment management VIEs. Allstate's maximum loss exposure related to its investment in the investment management VIEs is the current carrying value of its equity investment, which totaled $11 million and $12 million at December 31, 2004 and 2003, respectively.

        The Company is also the primary beneficiary of a consolidated structured investment security VIE. The Company's Consolidated Statements of Financial Position include $54 million and $53 million of investments and long term debt of $47 million and $45 million as of December 31, 2004 and 2003, respectively. The holders of the consolidated long-term debt have no recourse to the equity of the Company as the sole source of payment is the assets of the VIE.

        To manage short-term liquidity, Allstate can issue commercial paper, draw on its credit facilities, and engage in securities repurchase and resale agreements (see Note 2). The Company currently maintains two credit facilities as a potential source of funds for The Allstate Corporation, AIC and ALIC. These include a $1 billion five-year revolving line of credit expiring in 2009 and a $50 million one-year revolving line of credit expiring in 2005. The five-year facility contains an increase provision that would make up to an additional $500 million available for borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. The right to borrow from the five-year facility is subject to a requirement to maintain a 37.5% debt to capital resources ratio as defined in the agreements. Although the right to borrow under the five-year facility is not subject to a minimum rating requirement, the costs of maintaining the five-year facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt. No amounts were outstanding under any of these lines of credit during 2004 and 2003. The Company had $43 million of commercial paper outstanding at December 31, 2004 with a weighted average interest rate of 2.22% and no outstanding balance as of December 31, 2003. The Company paid $301 million, $269 million and $269 million of interest on debt in 2004, 2003 and 2002, respectively.

        At December 31, 2004, the Company may issue up to an additional $2.15 billion of debt securities, equity securities, warrants for debt and equity securities, trust preferred securities, stock purchase contracts and stock purchase units under the $2.80 billion shelf registration filed with the Securities and Exchange Commission in 2003.

Capital stock

        The Company had 900 million shares of issued common stock of which 683 million were outstanding and 217 million were held in treasury as of December 31, 2004. In 2004, the Company repurchased 29.4 million shares at an average cost of $46.78.

Shareholder rights agreement

        In 2003, the Company terminated its Shareholder Rights Agreement and redeemed the "Rights" at a price of $0.01 per Right (approximately $7 million), which was paid on January 2, 2004. The Rights Agreement, under which all shareholders received a dividend distribution of one Right on each outstanding share of the Company's common stock, would have expired on February 12, 2009.

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

        The following table illustrates the inception to date change in the restructuring liability at December 31, 2004:

(in millions)	Employee costs	Exit costs	Total liability
2001 program:
2001 program liability at inception	$17	$79	$96
Net adjustments to liability	5	(8)	(3)
Payments applied against the liability	(22)	(69)	(91)

2001 program liability at December 31, 2004	—	2	2
Other programs:
Other programs liability at inception	35	17	52
Payments applied against the liability	(21)	(10)	(31)

Other programs liability at December 31, 2004	14	7	21

Balance at December 31, 2004	$14	$9	$23

        In 2004, the Company eliminated the remaining $10 million of an accrual established in prior years for post-exit rent expenses as a result of the Company's ability to occupy the previously vacant leased space for the remainder of the lease term.

        The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.

13.  Commitments, Guarantees and Contingent Liabilities

Leases

        The Company leases certain office facilities and computer equipment. Total rent expense for all leases was $367 million, $367 million and $425 million in 2004, 2003 and 2002, respectively.

        Minimum rental commitments under noncancelable capital and operating leases with an initial or remaining term of more than one year as of December 31, 2004 are as follows:

(in millions)	Capital leases	Operating leases
2005	$2	$220
2006	2	163
2007	2	116
2008	2	85
2009	2	70
Thereafter	24	162

	$34	$816

Present value of minimum lease payments	$18

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

        Should losses arising from an earthquake cause a deficit in the CEA, additional funding would be obtained through assessments on participating insurance companies and reinsurance proceeds. Participating insurers are required to pay an assessment, currently estimated not to exceed $2.18 billion, if the capital of the CEA falls below $350 million. Participating insurers are required to pay a second assessment, currently estimated not to exceed $1.46 billion, if aggregate CEA earthquake losses exceed $5.14 billion and the capital of the CEA falls below $350 million. At December 31, 2004, the CEA's capital balance was approximately $1.81 billion. If the CEA assesses its member insurers for any amount, the amount of future assessments on members is reduced by the amounts previously assessed. To date, the only assessment made by the CEA has been its initial assessment paid by participating insurers beginning in 1996. The authority of the CEA to assess participating insurers for the first assessment expires when it has completed twelve years of operation, at year-end 2008. All future assessments on participating CEA insurers are based on their CEA insurance market share as of December 31 of the preceding year. As of December 31, 2003, the Company's share of the CEA was 23%. Allstate does not expect its CEA market share to materially change. At this level, the Company's maximum possible CEA assessment would be $830 million. However, Allstate does not expect its portion of these additional contingent assessments, if any, to exceed $498 million, its share of the first assessment. This is based on the low likelihood of an event exceeding the CEA claims paying capacity of $5.14 billion, and therefore the need for a second assessment is remote. Management believes Allstate's exposure to earthquake losses in California has been significantly reduced as a result of its participation in the CEA.

Florida hurricane assessments

        Floridian and Allstate Floridian Indemnity Company ("AFI") sell and service Allstate's Florida residential property policies and have access to reimbursements on certain qualifying Florida hurricane losses (see Note 9), as well as exposure to assessments from the FHCF. The FHCF has the authority to issue bonds to pay its obligations to participating insurers in excess of its capital balances, which are funded by assessments on all property and casualty premiums in the state, except workers' compensation, medical malpractice and accident and health insurance. By law, these assessments are the obligation of insurance policyholders, which insurance companies must collect. The FHCF assessments are limited to 6% of premiums per year beginning the first year in which reimbursements require bonding, and up to a total of 10% of premiums per year for assessments in the second and subsequent years, if required to fund additional bonding. Upon the order of the Florida Office of Insurance Regulation ("FL OIR"), companies are required to collect the FHCF assessments directly from residential property policyholders and remit them to the FHCF as they are collected.

        In addition, Floridian and AFI are subject to assessments from Citizens Property Insurance Corporation ("Citizens"), which was created by the state of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. Citizens, at the discretion and direction of its Board of Directors, can levy a Regular Assessment on participating companies for a deficit in any calendar year equal to the greater of 10% of the deficit or 10% of Florida property premiums industry-wide for the prior year. An insurer may recoup a Regular Assessment through a surcharge to policyholders subject to a cap on the amount that can be charged in any one year. A rate filing or any portion of a rate change attributable entirely to an assessment is subject to the FL OIR's statutory authority to review the "adequacy" of any rate at any time. If a deficit remains after the Regular Assessment, Citizens can also fund the remaining deficit by issuing bonds. The costs of these bonds are then funded through Emergency Assessments in subsequent years. Companies are required to collect the Emergency Assessments directly from residential property policyholders and remit them to Citizens as they are collected. Participating companies are obligated to purchase any unsold bonds issued by Citizens. In order to recoup its Citizens assessment, an insurer must file for a policy surcharge with the FL OIR at least 15 days prior to imposing the surcharge on policies.

        While facilities such as the FHCF and Citizens are designed so that the ultimate cost is borne by policyholders, the exposure to assessments and the availability of recoveries from these facilities may not offset each other. Moreover, even if they do offset each other, they may not offset each other in the same fiscal period's financial statements. This would be due to the ultimate timing of the assessments and recoupments, as well as the possibility of policies not being renewed in subsequent years. Citizens is expected to report higher losses from the hurricanes that struck Florida in the third quarter of 2004. Its Board of Directors is meeting in March 2005 to review its financial condition and determine if it will assess the industry.

Other hurricane exposure

        The Company has also mitigated its ultimate exposure to hurricanes by placing insurance coverage with a third party; examples include insurance coverage in areas of Florida where Floridian and AFI do not write homeowners insurance and in Hawaii for hurricane insurance coverage to a non-affiliated company.

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

Guaranty funds

        Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. The Company's policy is to accrue assessments as the related written premium upon which the assessment is based is written. The Company's expenses related to these funds have totaled $58 million, $61 million and $38 million in 2004, 2003 and 2002, respectively.

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

Guarantees

        The Company provides residual value guarantees on Company leased automobiles. If all outstanding leases were terminated effective December 31, 2004, the Company's maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $19 million at December 31, 2004. The remaining term of each residual value guarantee is equal to the term of the underlying lease that range from less than one year to three years. Historically, the Company has not made any material payments pursuant to these guarantees.

        The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. In the event all such specified credit events were to occur, the Company's maximum amount at risk on these fixed income securities, as measured by their par value was $151 million at December 31, 2004. The obligations associated with these fixed income securities expire at various times during the next seven years.

        Lincoln Benefit Life Company ("LBL"), a wholly owned subsidiary of ALIC, has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program. LBL has issued a repayment guarantee on the outstanding commercial paper balance that is fully collateralized by the cash surrender value of the universal life insurance contracts. At December 31, 2004, the amount due under the commercial paper program is $301 million and the cash surrender value of the policies is $305 million. The repayment guarantee expires April 30, 2006.

        In the normal course of business, the Company provides standard indemnifications to counterparties in contracts in connection with numerous transactions, including acquisitions and divestitures. The types of indemnifications typically provided include indemnifications for breaches of representations and warranties, taxes and certain other liabilities, such as third party lawsuits. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business based on an assessment that the risk of loss would be remote. The terms of the indemnifications vary in duration and nature. In many cases, the maximum obligation is not explicitly stated and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. Consequently, the maximum amount of the obligation under such indemnifications is not determinable. Historically, the Company has not made any material payments pursuant to these obligations.

        The aggregate liability balance related to all guarantees was not material as of December 31, 2004.

Regulation

        The Company is subject to changing social, economic and regulatory conditions. Recent state and federal regulatory initiatives and proceedings have included efforts to influence and restrict premium rates in a manner adverse to insurers, restrict the ability of insurers to cancel policies, limit insurers' ability to impose underwriting standards, impose additional regulations regarding agent and broker compensation and otherwise expand overall regulation of insurance products and the insurance industry. The ultimate changes and eventual effects of these initiatives on the Company's business, if any, are uncertain.

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

Proceedings

        There are two active nationwide class action lawsuits against Allstate regarding its specification of after-market (non-original equipment manufacturer) replacement parts in the repair of insured vehicles. One of these suits alleges that the specification of such parts constitutes breach of contract and fraud, and this suit mirrors to a large degree lawsuits filed against other carriers in the industry. These plaintiffs allege that after-market parts are not "of like kind and quality" as required by the insurance policy, and they are seeking actual and punitive damages. The Company has been vigorously defending this lawsuit, but its outcome is uncertain. In the second lawsuit, plaintiffs allege that Allstate and three co-defendants have violated federal antitrust laws by conspiring to manipulate the price of auto physical damage coverages in such a way that not all savings realized by the use of aftermarket parts are passed on to the policyholders. These plaintiffs seek actual and treble damages. In November 2002, a nationwide class was certified in this case. The defendants filed a petition to appeal the class certification. The Eleventh Circuit Court of Appeals did not reach the question of class certification, but ruled in favor of the defendants and ordered the lower court to dismiss the case on the grounds that under the McCarran-Ferguson Act, the defendants' alleged actions are not covered by the federal antitrust laws. The plaintiffs filed a motion for reconsideration, which was denied by the court on January 25, 2005. The Company is awaiting further actions, if any, by the plaintiffs.

        There are several statewide and nationwide class action lawsuits pending against Allstate alleging that its failure to pay "inherent diminished value" to insureds under the collision, comprehensive, uninsured motorist property damage, or auto property damage liability provisions of auto policies constitutes breach of contract and fraud. Plaintiffs define "inherent diminished value" as the difference between the market value of the insured automobile before an accident and the market value after repair. Plaintiffs allege that they are entitled to the payment of inherent diminished value under the terms of the policy. To a large degree, these lawsuits mirror similar lawsuits filed against other carriers in the industry. These lawsuits are pending in various state and federal courts, and they are in various stages of development. Classes have been certified in only two cases. Both are multi-state class actions. A trial in one of these multi-state class action cases involving collision and comprehensive coverage concluded on April 29, 2004, with a jury verdict in favor of the Company. The plaintiffs made a motion for a new trial, which was denied, and have now filed an appeal from the judgment. In the other certified class action lawsuit, which involves uninsured motorist property damage coverage, the appellate court has granted the Company's petition for review of the order of certification. The Company has been vigorously defending all of these lawsuits and, since 1998, has been implementing policy language in more than 40 states reaffirming that its collision and comprehensive coverages do not include diminished value claims. The outcome of these disputes remains uncertain.

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

        The Company is defending a putative nationwide class action that alleges that the Company discriminates against non-Caucasian policyholders, through underwriting and rate-making practices including the use of credit by charging them higher premiums. The plaintiffs seek both monetary relief, in the form of actual and punitive damages, and equitable relief, in the form of injunctive and other remedies. The Company is also defending a putative statewide class action challenging its use of credit under certain state insurance statutes. These plaintiffs seek monetary and equitable relief. The Company removed the case to Federal Court. Plaintiff's motion to remand to state court was denied and is now being appealed. The Company denies these allegations and has been vigorously defending these lawsuits. The outcome of these disputes is currently uncertain.

        Allstate is defending various lawsuits involving worker classification issues. These lawsuits include a number of putative class actions and one certified class action challenging the overtime exemption claimed by the Company under the Fair Labor Standards Act or state wage and hour laws. In the one certified class action, the trial court has found Allstate liable and the case will proceed to trial on damages. In these cases, Plaintiffs seek monetary relief, such as penalties and liquidated damages, and non-monetary relief, such as injunctive relief and an accounting. These class actions mirror similar lawsuits filed recently against other carriers in the industry and other employers. A putative nationwide class action filed by former employee agents also includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. This matter was dismissed with prejudice in late March 2004 by the trial court but is the subject of further proceedings on appeal. Allstate has been vigorously defending these and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

        The Company is defending certain matters relating to the Company's agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") alleging retaliation under federal civil rights laws, a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations, and a lawsuit filed in October 2004 by the EEOC alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization. The Company is also defending another action, in which a class was certified in June 2004, filed by former employee agents who terminated their employment prior to the agency program reorganization. These plaintiffs have asserted claims under

ERISA and for constructive discharge, and are seeking the benefits provided in connection with the reorganization. In late March 2004, in the first EEOC lawsuit and class action lawsuit, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court's declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to Allstate "any and all benefits received by the [agent] in exchange for signing the release." The court also "concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination." The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order. The case otherwise remains pending. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA. This matter was dismissed with prejudice in late March 2004 by the trial court but is the subject of further proceedings on appeal. In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief. Allstate has been vigorously defending these lawsuits and other matters related to its agency program reorganization. In addition, Allstate is defending certain matters relating to its life agency program reorganization announced in 2000. These matters include an investigation by the EEOC with respect to allegations of age discrimination and retaliation. Allstate is cooperating with the agency investigation and will continue to vigorously defend these and other claims related to the life agency program reorganization. The outcome of these disputes is currently uncertain.

        The Company is defending a number of lawsuits brought by plaintiffs challenging trading restrictions the Company adopted in an effort to limit market-timing activity in its variable annuity sub-accounts. In one case, plaintiffs' motion for summary judgment on their breach of contract claims was granted and the matter will proceed to trial on damages. In these various lawsuits, plaintiffs seek a variety of remedies including monetary and equitable relief. The Company has been vigorously defending these matters, but their outcome is currently uncertain.

Other Matters

        The Company and some of its agents and subsidiaries have received interrogatories and demands to produce information from several regulatory and enforcement authorities. These authorities are seeking information relevant to on-going investigations into the possible violation of antitrust or insurance laws by unnamed parties and, in particular, are seeking information as to whether any person engaged in activities for the purpose of price fixing, market allocation, or bid rigging. Published press reports have indicated that numerous demands of this nature have been sent to insurance companies as part of industry-wide investigations. The Company has cooperated and intends to continue to cooperate with these and any similar requests for information.

        Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of a number of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts. This litigation is based on a variety of issues and targets a range of the Company's practices. The outcome of these disputes is currently unpredictable. However, at this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

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

        Allstate's reserves for asbestos claims were $1.46 billion and $1.08 billion, net of reinsurance recoverables of $963 million and $504 million at December 31, 2004 and 2003, respectively. Reserves for environmental claims were $232 million and $257 million, net of reinsurance recoverables of $49 million and $58 million at December 31, 2004 and 2003, respectively. Approximately 62% and 60% of the total net asbestos and environmental reserves at December 31, 2004 and 2003, respectively, were for incurred but not reported estimated losses.

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

14.  Income Taxes

        The Company and its eligible domestic subsidiaries file a consolidated federal income tax return. Tax liabilities and benefits realized by the consolidated group are allocated as generated by the respective entities. Tax liabilities and benefits of ineligible domestic subsidiaries are computed separately based on taxable income of the individual subsidiary and reported on separate federal tax returns.

        The Internal Revenue Service ("IRS") has completed its review of the Company's federal income tax returns through the 1996 tax year. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material impact on the financial position, liquidity or results of operations of the Company.

        The components of the deferred income tax assets and liabilities at December 31 are as follows:

(in millions)	2004	2003
Deferred assets
Discount on loss reserves	$444	$452
Unearned premium reserves	675	620
Life and annuity reserves	975	734
Other postretirement benefits	264	249
Other assets	478	488

Total deferred assets	2,836	2,543
Deferred liabilities
Deferred policy acquisition costs	(1,557)	(1,549)
Unrealized net capital gains	(1,609)	(1,679)
Pension	(267)	(237)
Other liabilities	(232)	(181)

Total deferred liabilities	(3,665)	(3,646)

Net deferred liability	$(829)	$(1,103)

        Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized based on the assumption that certain levels of income will be achieved. The total amount of the valuation allowance reducing deferred tax assets was $2 million and $8 million at December 31, 2004 and 2003, respectively.

        The components of income tax expense for the years ended December 31 are as follows:

(in millions)	2004	2003	2002
Current	$1,280	$538	$(8)
Deferred	(50)	308	73

Total income tax expense	$1,230	$846	$65

        The Company paid income taxes of $1.21 billion and $279 million in 2004 and 2003, respectively, and received net income tax refunds of $14 million in 2002. The Company had a current income tax payable of $145 million and $125 million at December 31, 2004 and 2003, respectively.

        A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income	(7.4)	(9.1)	(20.0)
Adjustment to prior year tax liabilities	(0.2)	(1.6)	(8.5)
Other	(0.6)	(0.6)	(2.2)

Effective income tax rate	26.8%	23.7%	4.3%

        Prior to January 1, 1984, ALIC and certain other life insurance subsidiaries included in the Allstate Financial segment were entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. Pursuant to the American Jobs Creation Act of 2004 ("the 2004 Act"), ALIC and the affected subsidiaries can reduce the policyholders surplus account in 2005 and 2006 without incurring any tax liability. The aggregate balance in this account at December 31, 2004 was $103 million, which prior to the 2004 Act would have resulted in federal income taxes payable of $36 million if such amounts had been distributed or deemed distributed from the policyholders surplus account. No provision for taxes has ever been made for this item since the affected subsidiaries had no intention of distributing such amounts. ALIC and the affected subsidiaries expect to utilize this provision, thereby eliminating or substantially reducing this potential tax liability.

15.  Statutory Financial Information

        Allstate's domestic property-liability and life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

        All states require domiciled insurance companies to prepare statutory-basis financial statements in conformity with the NAIC Accounting Practices and Procedures Manual ("Codification"), subject to any deviations prescribed or permitted by the applicable insurance commissioner and/or director.

        Statutory accounting practices primarily differ from GAAP since they require charging policy acquisition and certain sales inducement costs to expense as incurred, establishing life insurance reserves based on different actuarial assumptions, and valuing investments and establishing deferred taxes on a different basis.

        Statutory net income and capital and surplus of Allstate's domestic insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities are as follows:

	Net income			Capital and Surplus
(in millions)	2004	2003	2002	2004	2003
Amounts by major business type:
Property-Liability	$3,334	$2,976	$1,626	$13,111	$12,541
Allstate Financial	294	605	92	3,804	3,746

Amount per statutory accounting practices	$3,628	$3,581	$1,718	$16,915	$16,287

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

        In the twelve-month period beginning January 1, 2004, AIC paid dividends of $2.49 billion, which was less than the maximum amount allowed under Illinois insurance law, without the prior approval of the IL DOI based on 2003 formula amounts. Based on 2004 AIC statutory net income, the maximum amount of dividends AIC will be able to pay without prior IL DOI approval at a given point in time during 2005 is $3.86 billion, less dividends paid during the preceding twelve months measured at that point in time.

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

        A reconciliation of the plans' funded status to amounts recognized in the Consolidated Statements of Financial Position as of December 31 is as follows:

	Pension benefits		Postretirement benefits
(in millions)	2004	2003	2004	2003
Fair value of plan assets	$3,983	$3,437	$—	$—
Benefit obligation	4,981	4,317	1,244	1,163

Funded status	(998)	(880)	(1,244)	(1,163)
Amounts not recognized:
Unamortized prior service cost	(27)	(32)	(14)	(16)
Unrecognized net actuarial loss	2,333	2,044	290	277

Net amount recognized	$1,308	$1,132	$(968)	$(902)

Prepaid benefit costs	$980	$814	$—	$—
Accrued benefit cost	(279)	(243)	(968)	(902)
Intangible assets	8	9	—	—
Accumulated other comprehensive income	599	552	—	—

Net amount recognized	$1,308	$1,132	$(968)	$(902)

        The majority of the $2.33 billion and $2.04 billion of unrecognized net actuarial pension benefit losses in 2004 and 2003, respectively, reflect the effect of increases in the PBO resulting from decreases in the discount rate as well as the impact of unfavorable equity market conditions on the value of the pension plan assets in prior years. Allstate amortizes its excess unrecognized net actuarial losses over the average remaining service period of active employees expected to receive benefits.

        The accumulated benefit obligation ("ABO") for all defined benefit pension plans was $4.14 billion and $3.62 billion at December 31, 2004 and 2003, respectively. The ABO is the actuarial present value of all benefits attributed by the pension benefit formula to employee service rendered. However, it differs from the PBO due to the exclusion of an assumption as to future compensation levels. A minimum pension liability is recognized as a reduction to accumulated other comprehensive income when the ABO exceeds the fair value of plan assets. In 2004, the minimum pension liability increased by $30 million, after-tax, and was reported as a decrease to accumulated other comprehensive income. In 2003, the Company recorded a decrease in the minimum pension liability of $461 million, after-tax, which was reported as an increase to accumulated other comprehensive income.

        The PBO, ABO, and fair value of plan assets for the Company pension plans with an ABO in excess of plan assets were $1.09 billion, $1.04 billion, and $758 million, respectively as of December 31, 2004, and $945 million, $934 million, and $692 million, respectively, as of December 31, 2003.

        Included in the accrued benefit cost of the pension benefits are certain unfunded non-qualified plans with accrued benefit costs of $116 million and $83 million for 2004 and 2003, respectively.

        The changes in benefit obligations for all plans for the years ended December 31 are as follows:

	Pension benefits		Postretirement benefits
(in millions)	2004	2003	2004	2003
Change in benefit obligation
Benefit obligation, beginning of year	$4,317	$3,684	$1,163	$1,032
Service cost	157	134	28	18
Interest cost	268	254	71	71
Participant contributions	1	1	39	32
Actuarial loss	496	472	27	91
Benefits paid	(266)	(250)	(86)	(84)
Translation adjustment and other	8	22	2	3

Benefit obligation, end of year	$4,981	$4,317	$1,244	$1,163

        Benefits paid include lump sum distributions, a portion of which may trigger settlement accounting treatment.

Components of net periodic cost

        The components of net periodic cost for all plans for the years ended December 31 are as follows:

	Pension benefits			Postretirement benefits
(in millions)	2004	2003	2002	2004	2003	2002
Service cost	$157	$134	$123	$28	$18	$16
Interest cost	268	254	233	71	71	67
Expected return on plan assets	(288)	(221)	(306)	—	—	—
Amortization of:
Prior service costs	(3)	(3)	5	(1)	(1)	(1)
Unrecognized transition obligation	—	(1)	1	—	—	—
Net loss	121	92	11	14	8	5
Settlement loss	41	43	59	—	—	—

Net periodic cost	$296	$298	$126	$112	$96	$87

Assumptions

        Weighted average assumptions used to determine net pension cost and net postretirement benefit cost for the years ended December 31 are:

	Pension benefits			Postretirement benefits
	2004	2003	2002	2004	2003	2002
Weighted average discount rate	6.25%	7.0%	7.25%	6.25%	7.0%	7.25%
Rate of increase in compensation levels	4.0-4.5	4.0-5.0	4.0-5.0	n/a	n/a	n/a
Expected long-term rate of return on plan assets	8.5	8.5	9.5	n/a	n/a	n/a

        Weighted-average assumptions used to determine benefit obligations at December 31, based on an October 31 measurement date, are:

	Pension benefits		Postretirement benefits
	2004	2003	2004	2003
Discount rate	5.75%	6.25%	5.75%	6.25%
Rate of increase in compensation levels	4.0-4.5	4.0-5.0	n/a	n/a

        The weighted average health care cost trend rate used in measuring the accumulated postretirement benefit cost is 10.50% for 2005, gradually declining to 5.50% in 2010 and remaining at that level thereafter.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one percentage-point increase in assumed health care cost trend rates would increase the total of the service and interest cost components of net periodic benefit cost of other postretirement benefits and the accumulated postretirement benefit obligation by $6 million and $62 million, respectively. A one percentage-point decrease in assumed health care cost trend rates would decrease the total of the service and interest cost components of net periodic benefit cost of other postretirement benefits and the accumulated postretirement benefit obligation by $8 million and $54 million, respectively.

Plan Assets

        The pension plans target percentage of plan assets at 2004 and the actual percentage of plan assets, by asset category at December 31 are as follows:

	Target percentage of plan assets	Percentage of plan assets
Asset Category
	2004	2004	2003
Equity securities	66%	62%	63%
Fixed income securities	29	31	32
Real estate	1	1	—
Other	4	6	5

Total	100%	100%	100%

        The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. This assumption is reviewed annually giving consideration to appropriate financial data including, but not limited to, the plan asset allocation, the period over which benefits will be paid, historical returns on plan assets and other relevant market data. As of the 2004 measurement date, the arithmetic average of the annual actual return on plan assets for the most recent 10 and 5 years was 10.8% and 1.7%, respectively. This is consistent with the allocation used to determine the long-term return on plan assets assumption at December 31, 2004 and 2003 of 8.5%.

        The change in pension plan assets for the years ended December 31 is as follows:

	Pension benefits
(in millions)	2004	2003
Fair value of plan assets, beginning of year	$3,437	$2,322
Actual return on plan assets	340	475
Employer contribution	468	871
Benefits paid	(266)	(250)
Translation adjustment and other	4	19

Fair value of plan assets, end of year	$3,983	$3,437

Cash Flows

        There was no minimum funding requirement under the IRC for the tax qualified pension plans as of December 31, 2004. The company currently plans to contribute $71 million to its pension plans in 2005. This plan is subject to revision at the discretion of management.

        The Company contributed to the postretirement benefit plans $47 million and $51 million in 2004 and 2003, respectively. The Company estimates that it will contribute $59 million for its postretirement benefit plans in 2005. Contributions by participants to the postretirement benefit plans were $39 million and $32 million for the years ending December 31, 2004 and 2003, respectively.

Estimated Future Benefit Payments

        Estimated future benefit payments expected to be paid in the next ten years based on the assumptions used to measure the Company's benefit obligation at December 31, 2004 are as follows:

(in millions)	Pension benefits	Postretirement benefits
2005	$188	$59
2006	204	62
2007	230	66
2008	268	68
2009	323	72
2010-2014	2,182	407

Total benefit payments	$3,395	$734

Profit sharing plans

        Employees of the Company, with the exception of those employed by the Company's Canadian subsidiaries and Sterling, are eligible to become members of The Savings and Profit Sharing Fund of Allstate Employees ("Allstate Plan"). The Company's contributions are based on the Company's matching obligation and performance. The Allstate Plan includes an ESOP to pre-fund a portion of the Company's anticipated contribution. In connection with the Allstate Plan, the Company has a note from the ESOP with a current principal balance of $70 million. The ESOP note has a fixed interest rate of 7.9% and matures in 2019.

        The Company's contribution to the Allstate Plan was $112 million, $125 million and $120 million in 2004, 2003 and 2002, respectively. These amounts were reduced by the ESOP benefit computed for the years ended December 31 as follows:

(in millions)	2004	2003	2002
Interest expense recognized by ESOP	$6	$8	$10
Less dividends accrued on ESOP shares	(14)	(14)	(26)
Cost of shares allocated	17	24	27

	9	18	11
Reduction of defined contribution due to ESOP	107	128	120

ESOP benefit	$(98)	$(110)	$(109)

        The Company contributed $24 million, $34 million and $10 million to the ESOP in 2004, 2003 and 2002, respectively. At December 31, 2004, total committed to be released, allocated and unallocated ESOP shares were 2 million, 26 million, and 11 million, respectively.

        Allstate has profit sharing plans for eligible employees of its Canadian insurance subsidiaries and Sterling. Profit sharing expense for these plans is not significant.

17.  Equity Incentive Plans

        The Company has three equity incentive plans which permit the Company to grant nonqualified stock options, incentive stock options, restricted or unrestricted shares of the Company's stock and restricted stock units to certain employees and directors of the Company. A maximum of 78.1 million shares of common stock will be subject to awards under the plans, subject to adjustment in accordance with the plans' terms. At December 31, 2004 and 2003, 22.7 million and 26.9 million shares, respectively, were reserved and remained available for future issuance under these plans. To date, the Company has not issued incentive stock options. During 2004, 2003 and 2002, the Company issued 0.6 million, 1.1 million and ..1 million shares of restricted stock, respectively, to employees under the plans. The weighted average grant date fair value of these restricted shares was $45.98, $32.00 and $37.20 as of December 31, 2004, 2003 and 2002, respectively. Generally, the restricted shares unrestrict in full on the fourth anniversary of the grant date, with awards subject to forfeiture upon termination (other than termination due to retirement, upon which shares continue to unrestrict as provided for in the original grant).

        The Company records compensation expense for the restricted shares over the vesting period and the unamortized cost of the restricted shares is included in deferred compensation expense as a component of shareholders' equity. In 2003, the Company began prospectively expensing the fair value of all stock options granted on or after January 1, 2003 in accordance with SFAS 148 (see Note 2). Options are granted under the plans at exercise prices equal to the fair value of the Company's common stock on the applicable grant date. The options granted under the Allstate plans generally vest ratably over a three or four-year period. The options granted may be exercised once vested and will expire ten years after the date of grant.

        The changes in stock options for the years ended December 31 are as follows:

(number of shares in thousands)	2004	Weighted average exercise price	2003	Weighted average exercise price	2002	Weighted average exercise price
Beginning balance	32,597	$34.12	31,957	$33.57	25,544	$32.96
Granted	4,272	45.93	4,724	32.28	8,508	33.52
Exercised	(7,560)	31.32	(3,198)	25.34	(1,263)	20.42
Canceled or expired	(608)	35.67	(886)	35.90	(832)	34.53

Ending balance	28,701	36.59	32,597	34.12	31,957	33.57

Exercisable	16,440	35.30	18,448	34.11	16,026	32.40

Weighted average fair value (at grant date) for options granted during the year	$12.10		$8.08		$8.81

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2004, 2003 and 2002; dividend yield of 2.4%, 2.7% and 2.5%, respectively; volatility factor of 30%; risk-free interest rate of 3.28%, 3.15% and 4.94%, respectively; and expected life of six years.

        Information on the range of exercise prices for options outstanding as of December 31, 2004 is as follows:

(number of shares in thousands)	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at 12/31/2004	Weighted average exercise price	Weighted average remaining contractual life	Number exercisable at 12/31/2004	Weighted average exercise price
$12.82 - $26.69	3,088	$25.12	4.48 years	3,088	$25.12
$27.44 - $33.38	9,732	32.74	7.33	3,402	32.96
$34.50 - $42.00	9,826	38.87	5.15	8,097	38.49
$42.25 - $50.79	6,055	44.92	7.31	1,853	42.64

	28,701	36.59	6.27	16,440	35.30

        The following table illustrates the effect on net income and earnings per share as if the fair value based method, adopted prospectively by the Company on January 1, 2003, had been applied to all outstanding and unvested awards in each period:

(in millions except per share data)	2004	2003	2002
Net income, as reported	$3,181	$2,705	$1,134
Add: Employee stock option expense included in reported net income, after-tax	14	9	—
Deduct: Total employee stock option expense determined under fair value based method for all awards, after-tax	(40)	(40)	(40)

Pro forma net income	$3,155	$2,674	$1,094

Earnings per share—basic
As reported	$4.57	$3.85	$1.60
Pro forma	4.54	3.80	1.55
Earnings per share—diluted
As reported	4.54	3.83	1.60
Pro forma	4.51	3.79	1.54

18.  Business Segments

        Allstate management is organized around products and services, and this structure is considered in the identification of its four reportable segments. These segments and their respective operations are as follows:

        Allstate Protection sells principally private passenger auto and homeowners insurance in the United States and Canada. Revenues generated outside the United States were $622 million, $596 million and $509 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company evaluates the results of this segment based upon underwriting results.

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

        Allstate Financial sells life insurance, retirement and investment products to individual and institutional customers. Individual retail products include traditional life, interest-sensitive life, supplemental accident and health insurance, variable life, long-term care insurance, variable and fixed annuities and funding agreements. Banking products and services are also offered to customers through the Allstate Bank. The principal institutional product is funding agreements backing medium-term notes. Revenues generated outside the United States were immaterial with respect to Allstate Financial total revenues for the years ended December 31, 2004, 2003 and 2002. The Company evaluates the results of this segment based upon operating income.

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

Measuring segment profit or loss

        The measure of segment profit or loss used by Allstate's management in evaluating performance is underwriting income (loss) for the Allstate Protection and Discontinued Lines and Coverages segments and operating income (loss) for Allstate Financial and Corporate and Other segments. A reconciliation of these measures to income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax, is provided below.

        Underwriting income (loss) is calculated as premiums earned, less claims and claims expenses ("losses"), amortization of DAC, operating costs and expenses, and restructuring and related charges as determined using GAAP.

        Operating income (loss) is income (loss) before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax, excluding:

  •
  realized capital gains and losses, after-tax, except for periodic settlements and accruals on non-hedge derivative instruments, which are reported with realized capital gains and losses but included in operating income,

  •
  amortization of DAC and DSI, to the extent they resulted from the recognition of realized capital gains and losses,

  •
  loss (gain) on disposition of operations, after-tax and

  •
  adjustments for other significant non-recurring, infrequent or unusual items, when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, or (b) there has been no similar charge or gain within the prior two years.

        Summarized revenue data for each of the Company's business segments for the years ended December 31 are as follows:

(in millions)	2004	2003	2002
Revenues
Property-Liability
Property-liability insurance premiums
Standard Auto	$15,498	$14,601	$13,861
Non-standard auto	1,984	2,238	2,502

Auto	17,482	16,839	16,363
Homeowners	5,878	5,386	4,745
Other	2,623	2,439	2,243

Allstate Protection	25,983	24,664	23,351
Discontinued Lines and Coverages	6	13	10

Total property-liability insurance premiums	25,989	24,677	23,361
Net investment income	1,773	1,677	1,656
Realized capital gains and losses	592	288	(496)

Total Property-Liability	28,354	26,642	24,521
Allstate Financial
Life and annuity premiums and contract charges
Traditional Life	321	388	403
Immediate annuities with life contingencies	316	413	416
Accident, health and other	408	564	552

Total life and annuity premiums	1,045	1,365	1,371
Interest-sensitive life	729	688	672
Fixed annuities	52	37	32
Variable annuities	246	206	212
Institutional products	—	8	6

Total contract charges	1,027	939	922

Total life and annuity premiums and contract charges	2,072	2,304	2,293
Net investment income	3,410	3,233	3,121
Realized capital gains and losses	1	(85)	(432)

Total Allstate Financial	5,483	5,452	4,982
Corporate and Other
Service fees	12	13	40
Net investment income	101	62	72
Realized capital gains and losses	(2)	(7)	4

Total Corporate and Other before reclassification of service fees	111	68	116
Reclassification of service fees(1)	(12)	(13)	(40)

Total Corporate and Other	99	55	76

Consolidated Revenues	$33,936	$32,149	$29,579

(1)
For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

        Summarized financial performance data for each of the Company's reportable segments for the years ended December 31 are as follows:

(in millions)	2004	2003	2002
Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax
Property-Liability
Underwriting income (loss)
Allstate Protection	$2,468	$1,903	$497
Discontinued Lines and Coverages	(638)	(571)	(234)

Total underwriting income	1,830	1,332	263
Net investment income	1,773	1,677	1,656
Income tax expense on operations	955	682	290
Realized capital gains and losses, after-tax	397	192	(314)
Gain on disposition of operations, after-tax	—	3	6

Property-Liability income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	3,045	2,522	1,321
Allstate Financial
Life and annuity premiums and contract charges	2,072	2,304	2,293
Net investment income	3,410	3,233	3,121
Periodic settlements and accruals on non-hedge derivative financial instruments	49	23	5
Contract benefits and interest credited to contractholder funds	3,601	3,697	3,534
Operating costs and expenses and amortization of deferred acquisition costs	1,105	1,164	1,125
Restructuring and related charges	5	7	2
Income tax expense on operations	269	243	202

Operating income	551	449	556
Loss on disposition of operations, after-tax	(6)	(29)	(4)
Realized capital gains and losses, after-tax	(3)	(53)	(287)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(32)	(15)	(3)
DAC and DSI amortization relating to realized capital gains and losses, after-tax	(89)	(30)	(1)

Allstate Financial income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	421	322	261
Corporate and Other
Service fees(1)	12	13	40
Net investment income	101	62	72
Operating costs and expenses	330	291	322
Income tax benefit on operations	(109)	(102)	(100)

Operating loss	(108)	(114)	(110)
Realized capital gains and losses, after-tax	(2)	(5)	3

Corporate and Other loss before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	(110)	(119)	(107)

Consolidated income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	$3,356	$2,725	$1,475

(1)
For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

        Additional significant financial performance data for each of the Company's reportable segments for the years ended December 31 are as follows:

(in millions)	2004	2003	2002
Amortization of deferred policy acquisition costs
Property-Liability	$3,874	$3,520	$3,216
Allstate Financial	591	538	478

Consolidated	$4,465	$4,058	$3,694

Income tax expense
Property-Liability	$1,150	$780	$112
Allstate Financial	189	170	52
Corporate and Other	(109)	(104)	(99)

Consolidated	$1,230	$846	$65

        In 2004, the Company wrote down $108 million of DAC and $16 million of DSI due to the adoption of SOP 03-1 (see Note 2). In addition, the Company recorded $45 million of amortization related to DSI in 2004.

        Interest expense is primarily incurred in the Corporate and Other segment. Capital expenditures for long-lived assets are generally made in the Property-Liability segment. A portion of these long-lived assets are used by entities included in the Allstate Financial and Corporate and Other segments, and accordingly, are charged expenses in proportion to their use.

        Summarized data for total assets and investments for each of the Company's reportable segments as of December 31 are as follows:

(in millions)	2004	2003	2002
Assets
Property-Liability	$52,458	$49,191	$43,812
Allstate Financial	94,274	82,890	72,566
Corporate and Other	2,993	2,061	1,048

Consolidated	$149,725	$134,142	$117,426

Investments
Property-Liability	$40,267	$37,859	$34,253
Allstate Financial	72,530	62,895	55,264
Corporate and Other	2,733	2,327	1,133

Consolidated	$115,530	$103,081	$90,650

19.  Other Comprehensive Income

        The components of other comprehensive income (loss) on a pretax and after-tax basis for the years ended December 31 are as follows:

	2004			2003			2002
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax	Pretax	Tax	After- tax
Unrealized net holding gains arising during the period	$416	$(145)	$271	$961	$(336)	$625	$370	$(129)	$241
Less: reclassification adjustment	627	(219)	408	157	(55)	102	(881)	309	(572)

Unrealized net capital gains (losses)	(211)	74	(137)	804	(281)	523	1,251	(438)	813
Unrealized foreign currency translation adjustments	40	(14)	26	60	(21)	39	(9)	3	(6)
Unrealized minimum pension liability adjustments	(46)	16	(30)	710	(249)	461	(1,134)	397	(737)

Other comprehensive income (loss)	$(217)	$76	$(141)	$1,574	$(551)	$1,023	$108	$(38)	$70

20.  Quarterly Results (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in millions except per share data)	2004	2003	2004	2003	2004	2003	2004	2003
Revenues	$8,311	$7,861	$8,304	$7,899	$8,442	$8,127	$8,879	$8,262
Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	1,124	668	1,034	590	56	692	1,142	775
Net income	949	665	1,034	588	56	691	1,142	761
Earnings per share-Basic:
Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	1.60	0.95	1.47	0.84	0.10	0.99	1.65	1.09
Net income	1.35	0.95	1.47	0.84	0.10	0.98	1.65	1.08
Earnings per share-Diluted:
Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	1.59	0.94	1.47	0.84	0.09	0.98	1.64	1.09
Net income	1.34	0.94	1.47	0.84	0.09	0.97	1.64	1.08

Report of Independent Registered Public Accounting Firm

TO THE BOARD OF DIRECTORS AND
SHAREHOLDERS OF THE ALLSTATE CORPORATION

        We have audited the accompanying Consolidated Statements of Financial Position of The Allstate Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2004. We also have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for certain nontraditional long-duration contracts and separate accounts in 2004, method of accounting for stock-based compensation, embedded derivatives in modified coinsurance agreements, and variable interest entities in 2003 and method of accounting for goodwill and other intangible assets in 2002.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 24, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.      We maintain disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is made known to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        Management's Report on Internal Control over Financial Reporting.      Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the criteria related to internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2004.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm that issued an attestation report on management's assessment of internal control over financial reporting, which is included herein.

        Changes in Internal Control over Financial Reporting.      During the fiscal quarter ended December 31, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

        The following disclosures relate to actions taken by the Board of Directors of The Allstate Corporation and the Compensation and Succession Committee of the Board on February 22, 2005 and would otherwise have been filed during the first fiscal quarter of 2005 on a Form 8-K under the heading "Item 1.01. Entry into a Material Definitive Agreement:"

  •
  Upon recommendation from the Compensation and Succession Committee, the Board approved the following 2005 annual base salaries: Edward M. Liddy, Chairman, President and Chief Executive Officer, $1,175,004; Danny L. Hale, Vice President and Chief Financial Officer, $565,008; Ronald D. McNeil, Senior Vice President, Allstate Protection Product Distribution, $469,800; Robert W. Pike, Vice President and Secretary, $549,000; and Thomas J. Wilson, II, President, Allstate Protection, $702,000. These salaries are effective as of April 1, 2005 and may be changed at any time at the discretion of the Board. These "named executive officers" include the chief executive officer and the other four most highly compensated executive officers based on 2004 annual base salaries and annual bonuses with respect to 2004 expected to be approved by the Committee in March. In addition, the Compensation and Succession Committee granted the following restricted stock unit (RSU) awards under the 2001 Equity Incentive Plan to the company's named executive officers: Edward M. Liddy, Chairman, President and Chief Executive Officer, 35,083 RSUs; Danny L. Hale, Vice President and Chief Financial Officer, 9,097 RSUs; Ronald D. McNeil, Senior Vice President, Allstate Protection Product Distribution, 6,009 RSUs; Robert W. Pike, Vice President and Secretary, 8,847 RSUs; and Thomas J. Wilson, II, President, Allstate Protection, 16,818 RSUs.

  •
  The registrant maintains two shareholder-approved plans under which executive officers have the opportunity to receive an annual cash award based on the achievement of performance goals over a one-year period. The Annual Covered Employee Incentive Compensation Plan (Covered Employee Plan) governs awards to those executive officers who are considered "covered employees" as defined in Section 162(m)(3) of the Internal Revenue Code. Annual incentive awards to all other executive officers are governed by and made under the Annual Executive Incentive Compensation Plan (Executive Plan). The Compensation and Succession Committee establishes performance goals for each fiscal year and sets threshold, target and maximum award opportunities. The Committee has the authority to adjust the amount of awards, but has no authority to increase the amount of an award otherwise payable under the Covered Employee Plan. Payments are made after the Committee has certified in writing the degree of attainment of the performance goals.

    The Committee approved performance goals and target awards for 2005. The same performance goals and target awards apply to both the Covered Employee Plan and Executive Plan. For the chief executive officer and executive officers in corporate functions, there are two equally-weighted goals. One is based on an adjusted operating income per diluted share measure as approved by the Committee. The other goal is based on combined business unit results.

    For Allstate Protection executive officers, their award opportunity is based on five performance goals, weighted as follows: 50% based on a matrix that measures the results of premium growth, policy growth and combined ratio; 15% based on a matrix measuring sales of Allstate Financial products by Allstate exclusive agencies; 10% based on expense ratio reduction; 15% based on a measure of customer loyalty; and 10% based on the corporate adjusted operating income per diluted share measure.

    For the Allstate Financial executive officer, there are six performance goals, weighted as follows: 30% based on adjusted Allstate Financial operating income; 20% based on expense management; 15% based on new traditional life premiums; 15% based on annuity sales; 10% based on profitability of new sales; and 10% based on the corporate adjusted operating income per diluted share measure.

    For the executive officer in the Investments business unit, there are four performance goals, weighted as follows: 45% based on property/casualty portfolio total return; 35% on Allstate Financial spread volume goal; 10% on Allstate Financial portfolio loss reduction; and 10% based on the corporate adjusted operating income per diluted share measure.

    Threshold, target and maximum levels of performance are established for each performance goal. If the maximum level of performance is achieved, the award would be three times the executive officer's target award, with target awards ranging from 70% to 120% of annual salary for the fiscal year.

Part III

Item 10. Directors and Executive Officers of the Registrant

        Information regarding directors of The Allstate Corporation is incorporated in this Item 10 by reference to the descriptions in the Proxy Statement under the captions "Items to be Voted On—Item 1. Election of Directors."

        Information regarding our audit committee and audit committee financial experts is incorporated in this Item 10 by reference to the discussion of director independence in the Proxy Statement under the captions "Corporate Governance Practices—Determinations of Independence of Nominees for Election" and to the discussion of the audit committee in the Proxy Statement under the captions "Corporate Governance Practices—Board Structure, Meetings and Board Committees—Audit Committee."

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
  Executive Compensation

  •
  Stock Performance Graphs

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding security ownership of certain beneficial owners and management is incorporated in this Item 12 by reference to the sections of the Proxy Statement with the following captions:

  •
  Security Ownership of Directors and Executive Officers

  •
  Security Ownership of Certain Beneficial Owners

Equity Compensation Plan Information

        The following table includes information as of December 31, 2004 with respect to The Allstate Corporation's equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders(1)	28,700,832	$36.588	22,725,965(2)
Total	28,700,832	$36.588	22,725,965

(1)
Consists of the Equity Incentive Plan, the 2001 Equity Incentive Plan, the Employees Replacement Stock Plan and the Equity Incentive Plan for Non-Employee Directors.

(2)
Includes 19,737,300 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock and stock in lieu of cash under the 2001 Equity Incentive Plan; 2,846,708 shares that may be issued in the form of stock options under the Employees Replacement Stock Plan; and 141,957 shares that may be issued in the form of stock options, restricted stock, restricted stock units and stock in lieu of cash compensation under the Equity Incentive Plan for Non-Employee Directors.

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

Part IV

Item 15 (a) (1) Exhibits and Financial Statement Schedules

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
Report of Independent Registered Public Accounting Firm

Item 15 (a) (2)

        The following additional financial statement schedules and report of independent registered public accounting firm are furnished herewith pursuant to the requirements of Form 10-K.

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

3(i)	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on February 4, 1999, incorporated herein by reference to Exhibit 3(a) to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended June 30, 1999
3(ii)
Amended and Restated By-Laws of The Allstate Corporation effective September 10, 2001, incorporated herein by reference to Exhibit 3 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended September 30, 2001

4(iii)
The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries.
10.1
Credit Agreement dated as of June 4, 2004, among The Allstate Corporation, Allstate Insurance Company, Allstate Life Insurance Company, as borrowers; the Lenders party thereto; JPMorgan Chase Bank, as Syndication Agent; Bank of America, N.A., Citibank, N.A. and Wachovia Bank, National Association, as Documentation Agents; and the Bank of New York, as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended June 30, 2004
10.2*
The Allstate Corporation Annual Covered Employee Incentive Compensation Plan, as amended and restated effective March 9, 2004, incorporated herein by reference to Appendix E to The Allstate Corporation Notice of Annual Meeting and Proxy Statement dated March 26, 2004
10.3*
The Allstate Corporation Annual Executive Incentive Compensation Plan, as amended and restated as of March 9, 2004, incorporated herein by reference to Exhibit 10.2 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended March 31, 2004
10.4*	The Allstate Corporation Annual Incentive Plans—Performance Goals and Target Awards for 2004 and 2005
10.5*
The Allstate Corporation Long-Term Executive Incentive Compensation Plan, as amended and restated effective March 9, 2004, incorporated herein by reference to Appendix F to The Allstate Corporation Notice of Annual Meeting and Proxy Statement dated March 26, 2004
10.6*	The Allstate Corporation Long-Term Executive Incentive Compensation Plan—Performance Goals and Target Awards for the Current Cycles
10.7*
The Allstate Corporation Deferred Compensation Plan, as amended and restated as of May 28, 2004, incorporated herein by reference to Exhibit 10.2 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended June 30, 2004
10.8*
The Allstate Corporation 2001 Equity Incentive Plan, effective May 15, 2001, incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended June 30, 2001
10.9*
Amendment approved by the Board of Directors on March 9, 2004 to The Allstate Corporation 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended March 31, 2004
10.10*
Form of Executive Officer Option Award Agreement dated May 15, 2001 under The Allstate Corporation 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.4 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended June 30, 2001
10.11*
Form of Executive Officer Option Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.19 to The Allstate Corporation annual report on Form 10-K for 2003
10.12*
Form of Executive Officer Restricted Stock Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.20 to The Allstate Corporation annual report on Form 10-K for 2003
10.13*	Form of Executive Officer Restricted Stock Unit Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan

10.14*
The Allstate Corporation Equity Incentive Plan, as amended and restated as of November 10, 1998, incorporated herein by reference to Exhibit 10.16 to The Allstate Corporation annual report on Form 10-K for 1998
10.15*
Amendments approved by the Board of Directors on March 3, 1999 and March 13, 2001 to The Allstate Corporation Equity Incentive Plan, as amended and restated as of November 10, 1998, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended June 30, 2001
10.16*	Form of stock option under The Allstate Corporation Equity Incentive Plan, incorporated by reference to Exhibit 10.15 to The Allstate Corporation annual report on Form 10-K for 1999
10.17*	Form of stock option with reload under The Allstate Corporation Equity Incentive Plan, incorporated by reference to Exhibit 10.16 to The Allstate Corporation annual report on Form 10-K for 1999
10.18*	Form of restricted stock grant under The Allstate Corporation Equity Incentive Plan, incorporated by reference to Exhibit 10.17 to The Allstate Corporation annual report on Form 10-K for 1999
10.19*
The Allstate Corporation Employees Replacement Stock Plan, as amended and restated on November 10, 1998, incorporated herein by reference to Exhibit 10.20 to The Allstate Corporation annual report on Form 10-K for 1998
10.20*
Amendments approved by the Board of Directors on March 3, 1999 and March 13, 2001 to The Allstate Corporation Employees Replacement Stock Plan, as amended and restated on November 10, 1998, incorporated herein by reference to Exhibit 10.2 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended June 30, 2001
10.21*	Form of stock option under The Allstate Corporation Employees Replacement Stock Plan, incorporated herein by reference to Exhibit 10.21 to The Allstate Corporation annual report on Form 10-K for 1995
10.22*
Allstate Insurance Company Supplemental Retirement Income Plan, as amended and restated effective January 1, 1996, incorporated herein by reference to Exhibit 10.11 to The Allstate Corporation annual report on Form 10-K for 1995
10.23*	Retirement Benefits of Edward M. Liddy, incorporated herein by reference to Exhibit 10.21 to The Allstate Corporation annual report on Form 10-K for 2003
10.24*	CEO Change of Control Employment Agreement, incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended March 31, 1999
10.25*
Form of Other Executive Officer Change of Control Employment Agreement—Tier One, incorporated herein by reference to Exhibit 10.4 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended March 31, 1999
10.26*	Form of Other Executive Officer Change of Control Employment Agreement—Tier One, incorporated herein by reference to Exhibit 10.26 to The Allstate Corporation annual report on Form 10-K for 2002
10.27*	Form of Other Executive Officer Change of Control Employment Agreement—Tier Two, incorporated herein by reference to Exhibit 10.25 to The Allstate Corporation annual report on Form 10-K for 2003
10.28*	Summary of Named Executive Officers' Salaries for 2005
10.29*	Letter dated December 9, 2002 to Danny L. Hale, incorporated herein by reference to Exhibit 10.26 to The Allstate Corporation annual report on Form 10-K for 2003

10.30*	Letter dated July 14, 2002 to Eric A. Simonson, incorporated herein by reference to Exhibit 10.27 to The Allstate Corporation annual report on Form 10-K for 2003
10.31*	Summary of The Allstate Corporation Non-Employee Director Fees
10.32*
The Allstate Corporation Amended and Restated Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of February 5, 1997, incorporated herein by reference to Exhibit 10.13 to The Allstate Corporation annual report on Form 10-K for 1997
10.33*	The Allstate Corporation Equity Incentive Plan for Non-Employee Directors as amended and restated effective as of November 9, 2004
11	Computation of Earnings per Common Share
12	Computation of Earnings to Fixed Charges Ratio
21	Subsidiaries of The Allstate Corporation
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32	Section 1350 Certification

Item 15. (b)

        The exhibits are listed in Item 15. (a)(3) above.

Item 15. (c)

        The financial statement schedules are listed in Item 15. (a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALLSTATE CORPORATION (Registrant)
/s/ SAMUEL H. PILCH
By:	Samuel H. Pilch (chief accounting officer and duly authorized officer of the registrant)
February 22, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ EDWARD M. LIDDY Edward M. Liddy	Chairman, President and Chief Executive Officer and a Director (Principal Executive Officer)	February 22, 2005
/s/ DANNY L. HALE Danny L. Hale	Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2005
/s/ F. DUANE ACKERMAN F. Duane Ackerman	Director	February 22, 2005
/s/ JAMES G. ANDRESS James G. Andress	Director	February 22, 2005
/s/ EDWARD A. BRENNAN Edward A. Brennan	Director	February 22, 2005
/s/ W. JAMES FARRELL W. James Farrell	Director	February 22, 2005
/s/ JACK M. GREENBERG Jack M. Greenberg	Director	February 22, 2005
/s/ RONALD T. LEMAY Ronald T. LeMay	Director	February 22, 2005
/s/ J. CHRISTOPHER REYES J. Christopher Reyes	Director	February 22, 2005

/s/ H. JOHN RILEY, JR. H. John Riley, Jr.	Director	February 22, 2005
/s/ JOSHUA I. SMITH Joshua I. Smith	Director	February 22, 2005
/s/ JUDITH A. SPRIESER Judith A. Sprieser	Director	February 22, 2005
/s/ MARY ALICE TAYLOR Mary Alice Taylor	Director	February 22, 2005

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2004

(in millions)	Cost/ amortized cost	Fair value	Carrying value
Type of Investment
Fixed Income Securities, Available for Sale:
Bonds:
United States government, government agencies and authorities	$3,120	$3,967	$3,967
States, municipalities and political subdivisions	24,955	26,327	26,327
Foreign governments	2,334	2,700	2,700
Public utilities	5,343	5,902	5,902
Convertibles and bonds with warrants attached	1,251	1,256	1,256
All other corporate bonds	31,723	33,337	33,337
Mortgage-backed securities	9,122	9,219	9,219
Asset-backed securities	5,958	5,995	5,995
Commercial mortgage-backed securities	6,762	6,915	6,915
Redeemable preferred stocks	89	97	97

Total fixed income securities	90,657	$95,715	95,715

Equity Securities:
Common Stocks:
Public utilities	81	$118	118
Banks, trusts and insurance companies	584	793	793
Industrial, miscellaneous and all other	3,690	4,760	4,760
Nonredeemable preferred stocks	211	224	224

Total equity securities	4,566	$5,895	5,895

Mortgage loans on real estate	7,856		7,856
Derivative instruments	670		660
Real estate	23		23
Real estate acquired in satisfaction of debt	18		18
Policy loans	1,216		1,216
Short-term investments	4,133		4,133
Other long term investments	14		14

Total Investments	$109,153		$115,530

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

	Year ended December 31,
(in millions)	2004	2003	2002
Revenues
Investment income, less investment expense	$4	$2	$2
Other income	104	106	120

	108	108	122
Expenses
Interest expense	303	297	315
Other operating expenses	18	15	13

	321	312	328

Loss from operations before income tax benefit and equity in net income of subsidiaries	(213)	(204)	(206)
Income tax benefit	(116)	(112)	(115)

Loss before equity in net income of subsidiaries	(97)	(92)	(91)
Equity in net income of subsidiaries	3,278	2,797	1,225

Net income	$3,181	$2,705	$1,134

Other comprehensive income, after-tax
Unrealized net capital gains and losses	(137)	523	813
Unrealized foreign currency translation adjustments	26	39	(6)
Unrealized minimum pension liability adjustment	(30)	461	(737)

Other comprehensive (loss) income, after-tax	(141)	1,023	70

Comprehensive income	$3,040	$3,728	$1,204

See accompanying notes to condensed financial information and notes to Consolidated Financial Statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II (CONTINUED)—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF FINANCIAL POSITION

	December 31,
(in millions except par value data)	2004	2003
Assets
Investments in subsidiaries	$25,854	$24,876
Investments
Fixed income securities, at fair value (amortized cost $— and $7)	—	7
Derivative financial instruments	—	1
Short-term	495	90

Total investments	495	98
Cash	—	8
Receivable from subsidiaries	403	345
Other assets	352	165

Total assets	$27,104	$25,492

Liabilities
Short-term debt	$43	$—
Long-term debt	4,790	4,147
Payable to subsidiaries	—	405
Deferred compensation	169	137
Dividends payable to shareholders	192	169
Other liabilities	87	69

Total liabilities	5,281	4,927

Shareholders' Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 683 million and 704 million shares outstanding	9	9
Additional capital paid-in	2,685	2,614
Retained income	24,043	21,641
Deferred compensation expense	(157)	(194)
Treasury stock, at cost (217 million and 196 million shares)	(7,372)	(6,261)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	2,988	3,125
Unrealized foreign currency translation adjustments	16	(10)
Minimum pension liability adjustment	(389)	(359)

Total accumulated other comprehensive income	2,615	2,756

Total shareholders' equity	21,823	20,565

Total liabilities and shareholders' equity	$27,104	$25,492

See accompanying notes to condensed financial information and notes to Consolidated Financial Statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II (CONTINUED)—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in millions)	2004	2003	2002
Cash flows from operating activities
Net income	$3,181	$2,705	$1,134
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(3,278)	(2,797)	(1,225)
Dividends received from subsidiaries	2,545	1,294	1,158
Other operating assets and liabilities	(63)	36	(28)

Net cash provided by operating activities	2,385	1,238	1,039

Cash flows from investing activities
Proceeds from sales and collections of investments	208	24	34
Investment purchases	(201)	(29)	(31)
Capital contributions to subsidiaries	(338)	(370)	(292)
Change in short-term investments, net	(405)	(80)	1

Net cash used in investing activities	(736)	(455)	(288)

Cash flows from financing activities
Change in short-term debt, net	43	(279)	62
Transfers to subsidiaries through intercompany loan agreement, net	(43)	100	(98)
Repayment of long-term debt	(405)	(300)	(338)
Proceeds from issuance of long-term debt	641	395	599
Dividends paid to shareholders	(756)	(626)	(582)
Treasury stock purchases	(1,373)	(153)	(445)
Other	236	82	50

Net cash used in financing activities	(1,657)	(781)	(752)

Net (decrease) increase in cash	(8)	2	(1)
Cash at beginning of year	8	6	7

Cash at end of year	$—	$8	$6

See accompanying notes to condensed financial information and notes to Consolidated Financial Statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II (CONTINUED)—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

1.     General

        The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8. To conform to the 2004 presentation, certain amounts in the prior years' condensed financial statements of the registrant have been reclassified. The short-term debt and long-term debt presented in Note 11 "Capital Structure" are direct obligations of the Company, with the exception of the following obligations at December 31:

(in millions)	2004	2003
Short-term:
Federal Funds purchased	$—	$3
Long-term:
Floating Rate Notes, due 2012 to 2017, callable	57	77
Investment management VIE obligations, floating rates, due 2012 to 2013	279	691
Other Various Notes, due 2008	1	1
Synthetic lease VIE obligations, floating rates, due 2006	117	112
Structured investment security VIE obligations, due 2007	47	45

2.     Receivable and Payable to Subsidiaries

        The majority of the proceeds from the issuance of commercial paper has been loaned to subsidiaries through an intercompany loan agreement and is used for general purposes.

        In August of 2004, the registrant fully repaid a promissory note (the "note") with a principal balance of $405 million to its subsidiary Allstate Insurance Company ("AIC"). The note, which was payable on December 1, 2007 or earlier upon demand, was issued to AIC in December of 2002 to replace a previous note for the same amount due April 2003. The note had a stated annual interest rate of 4.25%. The Registrant recorded $11 million, $17 million and $24 million of interest expense in 2004, 2003 and 2002, respectively, related to these borrowings.

        In 1996, the registrant issued 200,000 junior subordinated debentures ("debentures") with a par value of $1,000 per debenture and an interest rate of 7.83% and a contractual maturity of December 1, 2045 to Allstate Financing II ("AF II"), a variable interest entity ("VIE"), which in prior periods met the consolidation requirements of existing accounting guidance for reporting in the Consolidated Financial Statements of The Allstate Corporation. As a result, in prior periods, the debentures were reported as a component of payable to subsidiaries on the Statements of Financial Position of the registrant. During 2003, the Company's adoption of FASB Interpretation No. 46 resulted in the deconsolidation of AF II, resulting in the registrant reclassifying the debentures from payable to subsidiaries to long-term debt. The registrant recorded $16 million of interest expense in 2004, 2003 and 2002 related to these debentures. The debentures are redeemable in whole, or in part, in 2006.

3.     Supplemental Disclosures of Non-Cash Investing Activity and Cash Flow Information

        The Registrant paid $294 million, $299 million and $306 million of interest on debt in 2004, 2003 and 2002, respectively.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

	At December 31,			For the Year Ended December 31,
		Reserves for Claims, Claims Expense and Contract Benefits				Claims, Claims Expense and Contract Benefits
				Premium Revenue and Contract Charges			Amortization of Deferred Policy Acquisition Costs
(in millions)	Deferred Policy Acquisition Costs							Other Operating Costs and Expenses	Premiums Written (Excluding Life)
Segment			Unearned Premiums		Net Investment Income(1)
2004
Property—liability operations
Allstate Protection	$1,460	$16,005	$9,677	$25,983		$17,208	$3,874	$2,433	$26,527
Discontinued Lines and Coverages	—	3,333	—	6		635	—	9	4

Total property—liability	1,460	19,338	9,677	25,989	$1,773	17,843	3,874	2,442	26,531
Allstate Financial operations	3,508	67,463	255	2,072	3,410	3,619	591	639	315
Corporate and other	—	—	—	—	101	—	—	318	—

Total	$4,968	$86,801	$9,932	$28,061	$5,284	$21,462	$4,465	$3,399	$26,846

2003
Property—liability operations
Allstate Protection	$1,325	$15,146	$9,069	$24,664		$16,858	$3,520	$2,383	$25,175
Discontinued Lines and Coverages	—	2,568	—	13		574	—	10	12

Total property—liability	1,325	17,714	9,069	24,677	$1,677	17,432	3,520	2,393	25,187
Allstate Financial operations	3,517	58,091	118	2,304	3,233	3,697	538	679	462
Corporate and other	—	—	—	—	62	—	—	278	—

Total	$4,842	$75,805	$9,187	$26,981	$4,972	$21,129	$4,058	$3,350	$25,649

2002
Property—liability operations
Allstate Protection	$1,180	$14,694	$8,488	$23,351		$17,424	$3,216	$2,214	$23,910
Discontinued Lines and Coverages	—	1,996	—	10		233	—	11	7

Total property—liability	1,180	16,690	8,488	23,361	$1,656	17,657	3,216	2,225	23,917
Allstate Financial operations	3,205	51,007	90	2,293	3,121	3,534	478	651	503
Corporate and other	—	—	—	—	72	—	—	282	—

Total	$4,385	$67,697	$8,578	$25,654	$4,849	$21,191	$3,694	$3,158	$24,420

(1)
A single investment portfolio supports both Allstate Protection and Discontinued Lines and Coverages segments.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

(in millions)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
Year Ended December 31, 2004
Life insurance in force	$423,204	$210,014	$8,394	$221,584	3.8%

Premiums and contract charges:
Life insurance	$2,049	$393	$25	$1,681	1.5%
Accident-health insurance	579	215	27	391	6.9%
Property-liability insurance	24,574	399	1,814	25,989	7.0%

Total premiums and contract charges	$27,202	$1,007	$1,866	$28,061	6.6%

Year Ended December 31, 2003
Life insurance in force	$400,324	$182,104	$8,744	$226,964	3.9%

Premiums and contract charges:
Life insurance	$2,078	$345	$52	$1,785	2.9%
Accident-health insurance	577	140	82	519	15.8%
Property-liability insurance	23,132	298	1,843	24,677	7.5%

Total premiums and contract charges	$25,787	$783	$1,977	$26,981	7.3%

Year Ended December 31, 2002
Life insurance in force	$388,674	$162,125	$8,269	$234,818	3.5%

Premiums and contract charges:
Life insurance	$2,077	$343	$52	$1,786	2.9%
Accident-health insurance	568	138	77	507	15.2%
Property-liability insurance	21,894	337	1,804	23,361	7.7%

Total premiums and contract charges	$24,539	$818	$1,933	$25,654	7.5%

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE V—VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

		Additions
(in millions) Description	Balance at Beginning of Period	Charged to costs and expenses	Other Additions	Deductions	Balance at End of Period
Year Ended December 31, 2004
Allowance for estimated losses on mortgage loans and real estate	$1	$1	$—	$2	$—
Allowance for reinsurance recoverables	101	138	—	9	230
Allowance for premium installment receivable	44	62	—	58	48
Allowance for deferred tax assets	8	6	—	12	2
Year Ended December 31, 2003
Allowance for estimated losses on mortgage loans and real estate	$—	$4	$—	$3	$1
Allowance for reinsurance recoverables	85	17	—	1	101
Allowance for premium installment receivable	51	61	—	68	44
Allowance for deferred tax assets	8	2	—	2	8
Year Ended December 31, 2002
Allowance for estimated losses on mortgage loans and real estate	$5	$—	$—	$5	$—
Allowance for reinsurance recoverables	89	—	—	4	85
Allowance for premium installment receivable	54	81	—	84	51
Allowance for deferred tax assets	15	8	—	15	8

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING

CONSOLIDATED PROPERTY-LIABILITY INSURANCE OPERATIONS

	At December 31,
(in millions)	2004	2003	2002
Deferred policy acquisition costs	$1,460	$1,325	$1,180
Reserves for insurance claims and claims expense	19,338	17,714	16,690
Unearned premiums	9,677	9,069	8,488
	Year Ended December 31,
	2004	2003	2002
Earned premiums	$25,989	$24,677	$23,361
Net investment income	1,773	1,677	1,656
Claims and claims adjustment expense incurred
Current year	18,073	17,031	16,972
Prior years	(230)	401	685
Amortization of deferred policy acquisition costs	3,874	3,520	3,216
Paid claims and claims adjustment expense	17,062	16,470	17,472
Premiums written	26,531	25,187	23,917

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Allstate Corporation

        We have audited the consolidated financial statements of The Allstate Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 and have issued our report thereon dated February 24, 2005 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to a change in The Allstate Corporation's method of accounting for certain nontraditional long-duration contracts and for separate accounts in 2004, its method for accounting for stock-based compensation, embedded derivatives in modified coinsurance agreements and variable interest entities in 2003 and its method of accounting for goodwill and other intangible assets in 2002); such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in the accompanying index at Item 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 24, 2005