Form 10-Q
period 2005-03-31
ALLSTATE CORP
filed 2005-05-03
CIK 899051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Yes ☒                                    No ☐

As of April 29, 2005, the registrant had 668,246,305 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2005

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2005 and 2004 (unaudited)	1

	Condensed Consolidated Statements of Financial Position as of March 31, 2005 (unaudited) and December 31, 2004	2

	Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2005 and 2004 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

	Report of Independent Registered Public Accounting Firm	18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Highlights	19
	Property-Liability Highlights	20
	Allstate Protection Segment	22
	Discontinued Lines and Coverages Segment	30
	Property-Liability Investment Results	31
	Allstate Financial Highlights	31
	Allstate Financial Segment	32
	Investments	41
	Capital Resources and Liquidity	43

Item 4.	Controls and Procedures	46

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 6.	Exhibits	47

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
(in millions, except per share data)	2005	2004
	(Unaudited)

Revenues
Property-liability insurance premiums earned	$6,684	$6,371
Life and annuity premiums and contract charges	521	496
Net investment income	1,384	1,274
Realized capital gains and losses	116	170
	8,705	8,311

Costs and expenses
Property-liability insurance claims and claims expense	4,063	3,986
Life and annuity contract benefits	411	395
Interest credited to contractholder funds	591	470
Amortization of deferred policy acquisition costs	1,196	1,055
Operating costs and expenses	800	733
Restructuring and related charges	18	11
Interest expense	84	74
	7,163	6,724

Loss on disposition of operations	(4)	(3)

Income from operations before income tax expense and cumulative effect of change in accounting principle, after-tax	1,538	1,584

Income tax expense	415	460

Income before cumulative effect of change in accounting principle, after-tax	1,123	1,124

Cumulative effect of change in accounting principle, after-tax	—	(175)

Net income	$1,123	$949

Earnings per share:

Net income per share - basic	$1.66	$1.35

Weighted average shares - basic	677.7	704.5

Net income per share - diluted	$1.64	$1.34

Weighted average shares - diluted	683.1	709.2

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(in millions except par value data)	2005	2004
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $93,024 and $90,657)	$96,695	$95,715
Equity securities, at fair value (cost $4,618 and $4,566)	5,749	5,895
Mortgage loans	8,161	7,856
Short-term	4,427	4,133
Other	1,851	1,931
Total investments	116,883	115,530

Cash	339	414
Premium installment receivables, net	4,810	4,721
Deferred policy acquisition costs	5,375	4,968
Reinsurance recoverables, net	4,307	4,323
Accrued investment income	1,093	1,014
Property and equipment, net	1,013	1,018
Goodwill	825	825
Other assets	2,734	2,535
Separate Accounts	14,087	14,377
Total assets	$151,466	$149,725

Liabilities
Reserve for property-liability insurance claims and claims expense	$18,958	$19,338
Reserve for life-contingent contract benefits	12,131	11,754
Contractholder funds	57,494	55,709
Unearned premiums	9,810	9,932
Claim payments outstanding	718	787
Other liabilities and accrued expenses	11,332	9,842
Deferred income taxes	256	829
Short-term debt	75	43
Long-term debt	5,280	5,291
Separate Accounts	14,087	14,377
Total liabilities	130,141	127,902

Commitments and Contingent Liabilities (Note 6)

Shareholders’ Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 672 million and 683 million shares outstanding	9	9
Additional capital paid-in	2,763	2,685
Retained income	24,950	24,043
Deferred compensation expense	(152)	(157)
Treasury stock, at cost (228 million and 217 million shares)	(7,980)	(7,372)

Accumulated other comprehensive income:
Unrealized net capital gains and losses	2,111	2,988
Unrealized foreign currency translation adjustments	13	16
Minimum pension liability adjustment	(389)	(389)
Total accumulated other comprehensive income	1,735	2,615
Total shareholders’ equity	21,325	21,823
Total liabilities and shareholders’ equity	$151,466	$149,725

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(in millions)	2005	2004
	(Unaudited)

Cash flows from operating activities
Net income	$1,123	$949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(19)	8
Realized capital gains and losses	(116)	(170)
Loss on disposition of operations	4	3
Cumulative effect of change in accounting principle	—	175
Interest credited to contractholder funds	591	470
Changes in:
Policy benefits and other insurance reserves	(281)	(117)
Unearned premiums	(120)	(41)
Deferred policy acquisition costs	(12)	(79)
Premium installment receivables	(91)	(122)
Reinsurance recoverables	15	91
Income taxes payable	286	259
Other operating assets and liabilities	10	(68)
Net cash provided by operating activities	1,390	1,358

Cash flows from investing activities
Proceeds from sales
Fixed income securities	5,223	3,880
Equity securities	1,071	800
Investment collections
Fixed income securities	1,345	1,406
Mortgage loans	160	191
Investment purchases
Fixed income securities	(8,275)	(7,372)
Equity securities	(1,162)	(832)
Mortgage loans	(494)	(431)
Change in short-term investments, net	44	(30)
Change in other investments, net	25	(46)
Purchases of property and equipment, net	(57)	(34)
Net cash used in investing activities	(2,120)	(2,468)

Cash flows from financing activities
Change in short-term debt, net	32	22
Proceeds from issuance of long-term debt	—	3
Repayment of long-term debt	(6)	—
Contractholder fund deposits	3,393	2,856
Contractholder fund withdrawals	(1,971)	(1,559)
Dividends paid	(192)	(169)
Treasury stock purchases	(707)	(168)
Other	106	75
Net cash provided by financing activities	655	1,060

Net decrease in cash	(75)	(50)
Cash at beginning of period	414	366
Cash at end of period	$339	$316

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              General

Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of The Allstate Corporation and its wholly owned subsidiaries, primarily Allstate Insurance Company (“AIC”), a property-liability insurance company with various property-liability and life and investment subsidiaries, including Allstate Life Insurance Company (“ALIC”) (collectively referred to as the “Company” or “Allstate”).

The condensed consolidated financial statements and notes as of March 31, 2005, and for the three-month periods ended March 31, 2005 and 2004 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2005 presentation, certain amounts in the prior years’ condensed consolidated financial statements and notes have been reclassified.

Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities, totaled $5 million and $34 million for the three months ended March 31, 2005 and 2004, respectively.

Adopted accounting standard

Financial Accounting Standards Board Staff Position Nos. FAS 106-1 and FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-1” and “FSP FAS 106-2”)

In May 2004, the FASB issued FSP FAS 106-2, which supercedes FSP FAS 106-1, to provide guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”).  FSP FAS 106-2, which the Company adopted in the third quarter of 2004, requires reporting entities that elected deferral under FSP FAS 106-1 and are able to determine if their plans are actuarially equivalent to recognize the impact of the Act no later than the first interim or annual reporting period beginning after June 15, 2004.  In January 2005, the Center for Medicare and Medicaid Services issued the final regulations for the Act including the determination of actuarial equivalence.  In the first quarter of 2005, the Company determined that its plans are actuarially equivalent. As a result of the subsidy provided by the Act, the accumulated postretirement benefit obligation (“APBO”) was reduced by $115 million for benefits attributable to past service and the estimated annual net periodic postretirement benefit cost for 2005 will be reduced by $17 million, of which $8 million is amortization of the actuarial experience gain attributable to past service, $4 million is a reduction of current period service cost, and $5 million is the reduction in interest cost on the APBO.

Pending accounting standards

Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”)

In December 2004, the FASB issued SFAS No. 123R, which revises SFAS No. 123 and supersedes APB 25.   SFAS No. 123R eliminates an entity’s ability to account for share-based payments using APB 25 and requires all such transactions be accounted for using a fair value based method.  In addition, although it does not require use of a binomial lattice model, SFAS No. 123R indicates that a binomial lattice model may be more effective in valuing employee stock options than the Black-Scholes model, which was primarily developed to value publicly traded options.   In the first quarter of 2005, the Company began using a binomial lattice model  in place of the Black-Scholes model to determine the fair value of employee stock options.  In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS

No. 123R from the first interim or annual period beginning after June 15, 2005 to the next fiscal year beginning after June 15, 2005.  SFAS No. 123R is not expected to have a material impact on the Company’s Condensed Consolidated Statements of Operations or Financial Position.

FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP EITF Issue 03-1-a”).

In September 2004, the FASB issued proposed FSP EITF 03-1-a to address the application of paragraph 16 of Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF Issue 03-1”) to debt securities that are impaired because of increases in interest rates, and/or sector spreads.  Thereafter, in connection with its decision to defer the effective date of paragraphs 10–20 of EITF 03-1 through the issuance of FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP EITF Issue 03-1-1”), the FASB requested from its constituents comments on the issues set forth in FSP EITF 03-1-a and the issues that arose during the comment letter process for FSP EITF 03-1-b, “Effective Date of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.

Due to the uncertainty as to how the outstanding issues will be resolved, the Company is unable to determine the impact of adopting paragraphs 10-20 of EITF 03-1 until final implementation guidance is issued.  Adoption of paragraphs 10-20 of EITF 03-1 may have a material impact on the Company’s Condensed Consolidated Statements of Operations but is not expected to have a material impact on the Company’s Condensed Consolidated Statements of Financial Position as fluctuations in fair value are already recorded in accumulated other comprehensive income.

2.              Earnings per share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share is computed based on weighted average number of common and dilutive potential common shares outstanding.  For Allstate, dilutive potential common shares consist of the common shares underlying outstanding stock options and restricted stock units.

The computation of basic and diluted earnings per share are presented in the following table.

	Three months ended March 31,
(in millions, except per share data)	2005	2004
Numerator (applicable to common shareholders):
Income before cumulative effect of change in accounting principle, after-tax	$1,123	$1,124
Cumulative effect of change in accounting principle, after-tax	—	(175)
Net income applicable to common shareholders	$1,123	$949
Denominator:
Weighted average common shares outstanding	677.7	704.5
Effect of potential dilutive securities:
Stock options	5.1	4.7
Restricted stock units	0.3	—
Weighted average common and dilutive potential common shares outstanding	683.1	709.2
Earnings per share–Basic:
Income before cumulative effect of change in accounting principle, after-tax	$1.66	$1.60
Cumulative effect of change in accounting principle, after-tax	—	(0.25)
Net income applicable to common shareholders	$1.66	$1.35

Earnings per share–Diluted:
Income before cumulative effect of change in accounting principle, after-tax	$1.64	$1.59
Cumulative effect of change in accounting principle, after-tax	—	(0.25)
Net income applicable to common shareholders	$1.64	$1.34

Options to purchase 3.6 million and 4.2 million Allstate common shares, with an exercise price of $52.57 and exercise prices ranging from $45.29 to $50.72, were outstanding at March 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share for the three-month periods ended March 31, 2005 and 2004 since inclusion of these options would have an anti-dilutive effect as the options’ exercise prices exceeded the average market price of Allstate common shares in the three-month period.

3.              Reserve for Property-Liability Insurance Claims and Claims Expense

The Company establishes reserves for claims and claims expense on reported and unreported claims of insured losses.  These reserve estimates are based on known facts and interpretations of circumstances and internal factors including the Company’s experience with similar cases, historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims, loss management programs and product mix.  In addition, the reserve estimates are influenced by external factors including law changes, court decisions, changes to regulatory requirements, economic conditions, and public attitudes.  The Company, in the normal course of business, may also supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims.  The effects of inflation are implicitly considered in the reserving process.

Because reserves are estimates of losses that have occurred, including incurred but not reported (“IBNR”) losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process.  The ultimate cost of losses may vary materially from recorded amounts, which are based on management’s best estimates.  The Company regularly updates its reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims.  Changes in prior year reserve estimates, which may be material, are reflected in the results of operations in the period such changes are determinable.

Management believes that the reserve for claims and claims expense, net of reinsurance recoverables, at March 31, 2005 is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by that date.

4.              Reinsurance

Property-liability insurance premiums and life and annuity premiums and contract charges are net of the following reinsurance ceded:

	Three months ended March 31,
(in millions)	2005	2004

Property-liability insurance premiums earned	$123	$86
Life and annuity premiums and contract charges	168	162

Property-liability insurance claims and claims expense and life and annuity contract benefits are net of the following reinsurance recoveries:

	Three months ended March 31,
(in millions)	2005	2004

Property-liability insurance claims and claims expense	$210	$43
Life and annuity contract benefits	167	93

5.              Company Restructuring

The Company undertakes various initiatives to reduce expenses and/or increase productivity.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and a non-cash charge resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program.

The following table illustrates the inception to date change in the restructuring liability at March 31, 2005:

(in millions)	Employee costs	Exit costs	Total liability
Liability at inception	$45	$17	$62
Payments applied against the liability	(31)	(12)	(43)
Liability at March 31, 2005	$14	$5	$19

The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.

6.              Guarantees and Contingent Liabilities

Florida hurricane assessments

Allstate Floridian Insurance Company and its subsidiaries are subject to assessments from Citizens Property Insurance Corporation (“Citizens”), which was created by the state of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market.  Citizens, at the discretion and direction of its Board of Directors (“Citizens Board”), can levy a regular assessment on participating companies for a deficit in any calendar year up to the greater of 10% of the deficit or 10% of Florida property premiums industry-wide for the prior year.  An insurer may recoup a regular assessment through a surcharge to policyholders.  In order to recoup its Citizens regular assessment, an insurer must file for a policy surcharge with the Florida Department of Insurance at least fifteen days prior to imposing the surcharge on policies.  If a deficit remains after the regular assessment, Citizens can also fund the remaining deficit by issuing bonds.  The costs of these bonds are then funded through emergency assessments in subsequent years.  Companies are required to collect the emergency assessments directly from residential property policyholders and remit them to Citizens as they are collected.  Participating companies are obligated to purchase any unsold bonds issued by Citizens.

Citizens is designed so that the ultimate cost is borne by policyholders, however the exposure to assessments and the availability of recoupments may not offset each other.  Moreover, even if they do offset each other, they may not offset each other in the same fiscal period’s financial statements due to the ultimate timing of the assessments and recoupments, as well as the possibility of policies not being renewed in subsequent years.

Citizens reported higher losses from the hurricanes that struck Florida in the third quarter of 2004 and a deficit for the 2004 plan year.  When the Citizens Board met on April 21, 2005, they accepted the external audit results and declared a deficit; however, they have taken no action to levy an assessment.  Instead, they have deferred a decision on whether to assess until a determination is made as to whether any appropriations are going to be received from the state of Florida.  In its legislative session scheduled to end May 6, 2005, the state of Florida is expected to consider if an appropriation will be made to offset or eliminate the deficit and the need for an assessment, and therefore, any potential appropriation is not estimable.

As a result of the timing and uncertain outcome of these potential decisions, the Company is not in a position to estimate or accrue a liability for a potential assessment from Citizens. Based on currently available information regarding the amount of the estimated deficiency and the Company’s market share, the Company believes that its maximum loss exposure to a regular assessment is $45 million pre-tax  ($29 million after-tax and $0.04 per diluted share), which would be recorded when approved by the Citizens Board.  This assessment would then be recouped through subsequent billing to insureds in addition to their premium.  These recoupments will be recorded in the financial statements as they are billed.

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

Guarantees

The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective March 31, 2005, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $19 million at March 31, 2005.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that range from less than one year to three years.  Historically, the Company has not made any material payments pursuant to these guarantees.

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by their par value was $148 million at March 31, 2005.  The obligations associated with these fixed income securities expire at various times during the next seven years.

Lincoln Benefit Life Company (“LBL”), a wholly owned subsidiary of ALIC, has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program.  LBL has issued a repayment guarantee on the outstanding commercial paper balance that is fully collateralized by the cash surrender value of the universal life insurance contracts.  At March 31, 2005, the amount due under the commercial paper program is $301 million and the cash surrender value of the policies is $307 million.  The repayment guarantee expires April 30, 2006.

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

The aggregate liability balance related to all guarantees was not material as of March 31, 2005.

Regulation

The Company is subject to changing social, economic and regulatory conditions.  Recent state and federal regulatory initiatives and proceedings have included efforts to influence and restrict premium rates in a manner adverse to insurers, require premium refunds to policyholders, restrict the ability of insurers to cancel or non-renew policies, limit insurers’ ability to impose underwriting standards, impose additional regulations regarding agent and broker compensation and otherwise expand overall regulation of insurance products and the insurance industry.  The ultimate changes and eventual effects of these initiatives on the Company’s business, if any, are uncertain.

Legal and regulatory proceedings and inquiries

Background

The Company and certain of its subsidiaries are named as defendants in a number of lawsuits and other legal proceedings arising out of various aspects of its business.  As background to the “Proceedings” sub-section below, please note the following:

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

•                  In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages.  In some cases, the monetary damages sought include punitive or treble damages or are not specified.  Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings.  In those cases where plaintiffs have made a specific demand for monetary damages, they often specify damages just below a jurisdictional limit regardless of the facts of the case.  This represents the maximum they can seek without risking removal from state court to federal court.  In our experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, to the Company.

•                  For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time.  The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions.  When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

•                  In the opinion of the Company’s management, while some of these matters may be material to the Company’s operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on the consolidated financial condition of the Company.

Proceedings

There are two active nationwide class action lawsuits against Allstate regarding its specification of after-market (non-original equipment manufacturer) replacement parts in the repair of insured vehicles.  One of these suits alleges that the specification of such parts constitutes breach of contract and fraud, and this suit mirrors to a large degree lawsuits filed against other carriers in the industry.  These plaintiffs allege that after-market parts are not “of like kind and quality” as required by the insurance policy, and they are seeking actual and punitive damages.  The Company has been vigorously defending this lawsuit, but its outcome is uncertain.  In the second lawsuit, plaintiffs allege that Allstate and three co-defendants have violated federal antitrust laws by conspiring to manipulate the price of auto physical damage coverages in such a way that not all savings realized by the use of aftermarket parts are passed on to the policyholders.  These plaintiffs seek actual and treble damages.  In November 2002, a nationwide class was certified in this case.  The defendants filed a petition to appeal the class certification. The Eleventh Circuit Court of Appeals did not reach the question of class certification, but ruled in favor of the defendants and ordered the lower court to dismiss the case on the grounds that under the McCarran-Ferguson Act, the defendants’ alleged actions are not covered by the federal antitrust laws.  The plaintiffs filed a motion for reconsideration and a subsequent motion for en banc reconsideration (appeal to be heard by the Eleventh Circuit in full, not just a panel of judges from the Eleventh Circuit), both of which were denied.  The Company is awaiting further actions, if any, by the plaintiffs.

There are several statewide and nationwide class action lawsuits pending against Allstate alleging that its failure to pay “inherent diminished value” to insureds under the collision, comprehensive, uninsured motorist property damage, or auto property damage liability provisions of auto policies constitutes breach of contract and fraud.  Plaintiffs define “inherent diminished value” as the difference between the market value of the insured automobile before an accident and the market value after repair.  Plaintiffs allege that they are entitled to the payment of inherent diminished value under the terms of the policy.  To a large degree, these lawsuits mirror similar lawsuits filed against other carriers in the industry.  These lawsuits are pending in various state and federal courts, and they are in various stages of development.  Classes have been certified in only two cases.  Both are multi-state class actions.  A trial in one of these multi-state class action cases involving collision and comprehensive coverage concluded on April 29, 2004, with a jury verdict in favor of the Company.   The plaintiffs made a motion for a new trial, which was denied, and have now filed an appeal from the judgment.   In the other certified class action lawsuit, which involves uninsured motorist property damage coverage, the appellate court has granted the Company’s petition for review of the order of certification.  The Company has been vigorously defending all of these lawsuits and, since 1998, has been implementing policy language in more than 40 states reaffirming that its collision and comprehensive coverages do not include diminished value claims.  The outcome of these disputes remains uncertain.

There are a number of state and nationwide class action lawsuits pending in various state courts challenging the legal propriety of Allstate’s medical bill review processes on a number of grounds, including, among other things, the manner in which Allstate determines reasonableness and necessity.  One nationwide class action has been certified.  These lawsuits, which to a large degree mirror similar lawsuits filed against other carriers in the industry, allege these processes result in a breach of the insurance policy as well as fraud.  Plaintiffs seek monetary damages in the form of contractual and extra-contractual damages.  The Company denies those allegations and has been vigorously defending these lawsuits.  The outcome of these disputes is currently uncertain.

A number of nationwide and statewide putative class actions are pending against Allstate, which challenge Allstate’s use of certain automated database vendors in valuing total loss automobiles.  To a large degree, these lawsuits mirror similar lawsuits filed against other carriers in the industry.  Plaintiffs allege that flaws in these databases result in valuations to the detriment of insureds.  The plaintiffs are seeking actual and punitive damages. The lawsuits are in various stages of development and Allstate has been vigorously defending them, but the outcome of these disputes is currently uncertain.

The Company is defending a putative nationwide class action that alleges that the Company discriminates against non-Caucasian policyholders, through underwriting and rate-making practices including the use of credit by charging them higher premiums.  The Company is also defending a putative statewide class action challenging its use of credit under certain state insurance statutes.  The plaintiffs in these cases seek monetary and equitable relief, including actual and punitive damages and injunctive relief.  The Company removed the statewide class action to Federal Court. The Fifth Circuit Court of Appeals has recently affirmed the trial court’s denial of the plaintiff’s motion to remand to state court.  The Company denies these allegations and has been vigorously defending these lawsuits.  The outcome of these disputes is currently uncertain.

Allstate is defending various lawsuits involving worker classification issues.  These lawsuits include a number of putative class actions and one certified class action challenging the overtime exemption claimed by the Company under the Fair Labor Standards Act or state wage and hour laws.  In these cases, plaintiffs seek monetary relief, such as penalties and liquidated damages, and non-monetary relief, such as injunctive relief and an accounting.  These class actions mirror similar lawsuits filed against other carriers in the industry and other employers, some of which have been settled recently.   In the one certified class action against Allstate, the trial court found Allstate liable.  Allstate believes it should prevail on appeal.  However, before Allstate can appeal the liability issue, the case must first proceed to a jury trial on damages.  The trial is currently scheduled to begin on June 13, 2005 and could last for six to eight weeks or more.  But, the trial may also be postponed.  A putative nationwide class action filed by former employee agents also includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and has been reversed and remanded to the trial court in April 2005.  Allstate has been vigorously defending these and various other worker classification lawsuits.  The outcome of these disputes is currently uncertain.

The Company is defending certain matters relating to the Company’s agency program reorganization announced in 1999.  These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws, a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations, and a lawsuit filed in October 2004 by the EEOC alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization. The Company is also defending another action, in which a class was certified in June 2004, filed by former employee agents who terminated their employment prior to the agency program reorganization.  These plaintiffs have asserted claims under ERISA, and are seeking benefits provided in connection with the reorganization.    In late March 2004, in the first EEOC lawsuit and class action lawsuit, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to Allstate “any and all benefits received by the [agent] in exchange for signing the release.”  The court also “concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order.  The case otherwise remains pending.   A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and has been reversed and remanded to the trial court in April 2005.   In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  Allstate has been vigorously defending these lawsuits and other matters related to its agency program reorganization.  In addition, Allstate has been defending certain matters relating to its life agency program reorganization announced in 2000.  These matters have been the subject of an investigation by the EEOC with respect to allegations of age discrimination and retaliation and conciliation discussions between Allstate and the EEOC.   The outcome of these disputes is currently uncertain.

The Company is defending a number of lawsuits brought by plaintiffs challenging trading restrictions the Company adopted in an effort to limit market-timing activity in its variable annuity sub-accounts.  In one case, plaintiffs’ motion for summary judgment on their breach of contract claims was granted and the matter will proceed to trial on damages.  In these various lawsuits, plaintiffs seek a variety of remedies including monetary and equitable relief. The Company has been vigorously defending these matters, but their outcome is currently uncertain.

Other Matters

The Company and some of its subsidiaries have received interrogatories and demands for information from regulatory and enforcement authorities relating to various insurance products and practices. The areas of inquiry include variable annuity market timing, late trading and the issuance of funding agreements backing medium-term notes.  The Company and some of its subsidiaries have also received interrogatories and demands for information from authorities seeking information relevant to on-going investigations into the possible violation of antitrust or insurance laws by unnamed parties and, in particular, seeking information as to whether any person engaged in activities for the purpose of price fixing, market allocation, or bid rigging.  The Company believes that these inquiries are similar to those made to many financial services companies as part of industry-wide investigations by various authorities into the practices, policies and procedures relating to insurance and financial services products.  The Company and its subsidiaries have responded and will continue to respond to these inquiries.

Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business.  Like other members of the insurance industry, the Company is the target of a number of class action lawsuits and other types of proceedings, some of which involve claims for substantial or indeterminate amounts.  These actions are based on a variety of issues and target a range of the Company’s practices.  The outcome of these disputes is currently unpredictable.  However, at this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of the actions described in this “Other Matters” subsection in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial condition of the Company.

Asbestos and environmental

Allstate’s reserves for asbestos claims were $1.39 billion and $1.46 billion, net of reinsurance recoverables of $885 million and $963 million at March 31, 2005 and December 31, 2004, respectively.  Reserves for environmental claims were $227 million and $232 million, net of reinsurance recoverables of $48 million and $49 million at March 31, 2005 and December 31, 2004, respectively.  Approximately 62% of the total net asbestos and environmental reserves at both March 31, 2005 and December 31, 2004 were for incurred but not reported estimated losses.

Management believes its net loss reserves for environmental, asbestos and other discontinued lines exposures are appropriately established based on available facts, technology, laws and regulations.  However, due to the inconsistencies of court coverage decisions, unresolved legal issues regarding policy coverage, unresolved legal issues regarding the determination, availability and timing of exhaustion of policy limits, plaintiffs’ evolving and expanded theories of liability, the risks inherent in major litigation, availability and collectibility of recoveries from reinsurance, retrospectively determined premiums and other contractual agreements, and estimating the extent and timing of any contractual liability, and other uncertainties, the ultimate cost of these claims may vary materially from the amounts currently recorded, resulting in an increase in loss reserves.  In addition, while the Company believes that improved actuarial techniques and databases have assisted in its ability to estimate asbestos, environmental, and other discontinued lines net loss reserves, these refinements may subsequently prove to be inadequate indicators of the extent of probable losses.  Due to the uncertainties and factors described above, management believes it is not practicable to develop a meaningful range for any such additional net loss reserves that may be required.

7.              Components of Net Periodic Pension and Postretirement Benefit Costs

The components of net periodic cost for the Company’s pension and postretirement benefit plans for the three months ended March 31 are as follows:

	Pension benefits		Postretirement benefits
(in millions)	2005	2004	2005	2004

Service cost (1)	$63	$39	$12	$7
Interest cost	71	66	17	18
Expected return on plan assets	(78)	(72)	—	—
Amortization of:
Prior service costs	(1)	—	—	—
Net loss	33	29	4	3
Settlement loss	9	11	—	—
Net periodic cost	$97	$73	$33	$28

(1)          In the three months ended March 31, 2005, the Company recognized $19 million and $4 million pretax for pension and postretirement benefits, respectively, related to a non-recurring increase in liability for future benefits of a discontinued benefit plan.

8.              Equity Incentive Plans

The following table illustrates the effect on net income and earnings per share as if the fair value based method, adopted prospectively by the Company on January 1, 2003, had been applied to all outstanding and unvested options in each period.

	Three months ended March 31,
(in millions, except per share data)	2005	2004

Net income, as reported	$1,123	$949
Add: Employee stock option expense included in reported net income, after-tax (1)	10	3
Deduct: Total employee stock option expense determined under fair value based method for all awards, after-tax	(14)	(9)
Pro forma net income	$1,119	$943

Earnings per share—Basic:
As reported	$1.66	$1.35
Pro forma	1.65	1.34

Earnings per share—Diluted:
As reported	$1.64	$1.34
Pro forma	1.64	1.33

(1)          In the three months ended March 31, 2005, the Company recognized a total of $10 million after-tax related to the acceleration of deferred compensation expense on unvested stock awards granted to retirement eligible employees which continue to vest upon retirement, including $5 million after-tax on unvested stock options (included in the table above) and $5 million after-tax on restricted stock.

9.              Business Segments

Summarized revenue data for each of the Company’s business segments are as follows:

	Three months ended March 31,
(in millions)	2005	2004
Revenues
Property-Liability
Property-liability insurance premiums earned
Standard auto	$3,992	$3,786
Non-standard auto	459	517
Auto	4,451	4,303
Homeowners	1,564	1,428
Other	667	639
Allstate Protection	6,682	6,370
Discontinued Lines and Coverages	2	1
Total property-liability insurance premiums earned	6,684	6,371
Net investment income	436	424
Realized capital gains and losses	113	191
Total Property-Liability	7,233	6,986

Allstate Financial
Life and annuity premiums and contract charges
Traditional life	72	76
Immediate annuities with life contingencies	73	77
Accident and health and other	104	93
Total life and annuity premiums	249	246
Interest-senstive life	190	176
Fixed annuities	17	14
Variable annuities	65	60
Total contract charges	272	250
Total life and annuity premiums and contract charges	521	496
Net investment income	918	821
Realized capital gains and losses	1	(23)
Total Allstate Financial	1,440	1,294

Corporate and Other
Service fees	2	3
Net investment income	30	29
Realized capital gains and losses	2	2
Total Corporate and Other before reclassification of service fees	34	34
Reclassification of service fees (1)	(2)	(3)
Total Corporate and Other	32	31
Consolidated Revenues	$8,705	$8,311

(1)          For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments are as follows:

	Three months ended March 31,
(In millions)	2005	2004
Income before cumulative effect of change in accounting principle, after-tax
Property-Liability
Underwriting income (loss)
Allstate Protection	$990	$870
Discontinued Lines and Coverages	(9)	(5)
Total underwriting income	981	865
Net investment income	436	424
Income tax expense on operations	398	377
Realized capital gains and losses, after-tax	78	132
Property-Liability income before cumulative effect of change in accounting principle, after-tax	1,097	1,044

Allstate Financial
Life and annuity premiums and contract charges	521	496
Net investment income	918	821
Periodic settlements and accruals on non-hedge derivative financial instruments	19	6
Contract benefits and interest credited to contractholder funds	977	864
Operating costs and expenses and amortization of deferred policy acquisition costs	275	262
Income tax expense on operations	57	65
Operating income	149	132

Realized capital gains and losses, after-tax	1	(14)
Deferred policy acquisition costs and deferred sales inducements amortization relating to realized capital gains and losses, after-tax	(61)	(10)
Non-recurring increase in liability for future benefits, after-tax (1)	(22)	—
Reclassification of periodic settlements and accruals on non-hedge financial instruments, after-tax	(12)	(4)
Loss on disposition of operations, after-tax	(2)	(2)
Allstate Financial income before cumulative effect of change in accounting principle, after-tax	53	102

Corporate and Other
Service fees (2)	2	3
Net investment income	30	29
Operating costs and expenses	88	80
Income tax benefit on operations	(28)	(24)
Operating loss	(28)	(24)
Realized capital gains and losses, after-tax	1	2
Corporate and Other loss before cumulative effect of change in accounting principle, after-tax	(27)	(22)
Consolidated income before cumulative effect of change in accounting principle, after-tax	$1,123	$1,124

(1)          The non-recurring increase in liability for future benefits is for a discontinued plan (see Note 7 for impact to pension and postretirement benefits).

(2)          For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

10.       Other Comprehensive Income

The components of other comprehensive income (loss) on a pretax and after-tax basis are as follows:

	Three months ended March 31,
	2005			2004
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax
Unrealized net holding gains (losses) arising during the period	$(1,336)	$467	$(869)	$635	$(222)	$413
Less: reclassification adjustments	13	(5)	8	169	(59)	110
Unrealized net capital gains (losses)	(1,349)	472	(877)	466	(163)	303
Unrealized foreign currency translation adjustments	(5)	2	(3)	(2)	1	(1)
Other comprehensive income (loss)	$(1,354)	$474	(880)	$464	$(162)	302
Net income			1,123			949
Comprehensive income			$243			$1,251

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Allstate Corporation:

We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of March 31, 2005, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004.  These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended, not presented herein.  In our report dated February 24, 2005, which report includes an explanatory paragraph as to changes in the Company’s method of accounting for certain nontraditional long-duration contracts and separate accounts in 2004, method of accounting for stock-based compensation, embedded derivatives in modified coinsurance agreements and variable interest entities in 2003 and method of accounting for goodwill and other intangible assets in 2002, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois
May 3, 2005

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as “we”, “our”, “us”, the “Company” or “Allstate”). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation Annual Report on Form 10-K for 2004.  Analysis of our insurance segments is provided in Property-Liability Operations (which includes the Allstate Protection and the Discontinued Lines and Coverages segments) and in the Allstate Financial Segment (which represents the Allstate Financial segment) sections of Management’s Discussion and Analysis (“MD&A”). The segments are consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources.

HIGHLIGHTS

•             Net income per diluted share increased 22.4% to $1.64 in the first quarter of 2005 from $1.34 in the first quarter of 2004.  Net income per diluted share before cumulative effect of change in accounting principle, after-tax of ($0.25) increased 3.1% to $1.64 in the first quarter of 2005 from $1.59 in the first quarter of 2004.

•             Total revenues increased by $394 million or 4.7% to $8.71 billion in the first quarter of 2005 from $8.31 billion in the first quarter of 2004.

•             Property-Liability premiums earned increased $313 million or 4.9% to $6.68 billion in the first quarter of 2005 from $6.37 billion in the first quarter of 2004.  Growth in policies in force (“PIF”) from March 31, 2004 to March 31, 2005 for the core Allstate brand standard auto and homeowners was 4.9% and 6.0%, respectively, and total Allstate brand PIF increased 3.5%.  The Allstate brand standard auto and homeowners renewal ratio increased 0.3 points and 0.7 points, respectively, in the first quarter of 2005 compared to the first quarter of 2004.  The PIF and renewal ratio results exclude impacts from Allstate Canada.

•             The Property-Liability combined ratio improved 1.1 points to 85.3 in the first quarter of 2005.

•             Allstate Financial investments increased 2.1% as of March 31, 2005 compared to December 31, 2004 due primarily to contractholder deposits.

•             Net realized capital gains were $116 million in the first quarter of 2005 compared to $170 million in the first quarter of 2004.

•             Return on equity improved 0.5 point to 15.6% for the twelve months ended March 31, 2005 compared to 15.1% for the twelve months ended March 31, 2004.

CONSOLIDATED NET INCOME

	Three Months Ended March 31,
(in millions)	2005	2004
Revenues
Property-liability insurance premiums	$6,684	$6,371
Life and annuity premiums and contract charges	521	496
Net investment income	1,384	1,274
Realized capital gains and losses	116	170
Total revenues	8,705	8,311

Costs and expenses
Property-liability insurance claims and claims expense	(4,063)	(3,986)
Life and annuity contract benefits	(411)	(395)
Interest credited to contractholder funds	(591)	(470)
Amortization of deferred policy acquisition costs	(1,196)	(1,055)
Operating costs and expenses	(800)	(733)
Restructuring and related charges	(18)	(11)
Interest expense	(84)	(74)
Total costs and expenses	(7,163)	(6,724)

Loss on disposition of operations	(4)	(3)
Income tax expense	(415)	(460)
Cumulative effect of change in accounting principle, after-tax	—	(175)
Net income	$1,123	$949

Property-Liability	$1,097	$1,044
Allstate Financial	53	(73)
Corporate and Other	(27)	(22)
Net income	$1,123	$949

PROPERTY-LIABILITY HIGHLIGHTS

•                  Premiums written increased 3.9% in the first quarter of 2005 over the first quarter of 2004 primarily due to increases in the Allstate brand standard auto and homeowners PIF and average premiums.  Allstate brand standard auto and homeowners new business premiums written decreased 2.3% and 3.5%, respectively, in the first quarter of 2005 over the same period of 2004, excluding the impacts of Allstate Canada.  Allstate brand standard auto and homeowners premiums written increased 5.3% and 8.4%, respectively, in the first quarter of 2005 over the same period of 2004.  Premiums written is an operating measure that is defined and reconciled to premiums earned on page 23.

•             Underwriting income for Property-Liability was $981 million in the first quarter of 2005 compared to $865 million in the first quarter of 2004 due to higher premiums earned, favorable claim frequencies excluding catastrophes, and favorable Allstate Protection reserve reestimates related to prior years, partially offset by higher catastrophe losses and increased severity of current year claims.  The combined ratio improved 1.1 points to 85.3 in the first quarter of 2005.  Underwriting income, a measure that is not based on generally accepted accounting principles (“GAAP”), is defined on page 21.

•             Catastrophe losses in the first quarter of 2005 totaled $164 million compared to $102 million in the same period of 2004.  The effect of catastrophe losses on the loss ratio was 2.5 and 1.6 points in the first quarter of 2005 and 2004, respectively.  No adjustments were made to our previous estimate of losses related to hurricanes Charley, Frances, Ivan and Jeanne, which occurred in the third quarter of 2004.

•             As a result of profit improvement actions, the Encompass brand combined ratio improved 3.5 points in the first quarter of 2005 compared to the first quarter of last year, while Encompass brand standard auto PIF declined 5.4% compared to March 31, 2004.

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

Underwriting income (loss), a measure that is not based on GAAP and is reconciled to net income on page 22, is calculated as premiums earned, less claims and claims expense (“losses”), amortization of deferred policy acquisition costs (“DAC”), operating costs and expenses and restructuring and related charges, as determined using GAAP.  We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results.  It is also an integral component of incentive compensation.  It is useful for investors to evaluate the components of income separately and in the aggregate when reviewing performance.  Underwriting income (loss) should not be considered as a substitute for net income and does not reflect the overall profitability of the business.  Net income is the most directly comparable GAAP measure.

The table below includes GAAP operating ratios we use to measure our profitability.  We believe that they enhance an investor’s understanding of our profitability.  They are calculated as follows:

•                  Claims and claims expense (“loss”) ratio - the ratio of claims and claims expense to premiums earned.  Loss ratios include the impact of catastrophe losses.

•                  Expense ratio – the ratio of amortization of DAC, operating costs and expenses and restructuring and related charges to premiums earned.

•                  Combined ratio – the ratio of claims and claims expense, amortization of DAC, operating costs and expenses and restructuring and related charges to premiums earned.  The combined ratio is the sum of the loss ratio and the expense ratio.  The difference between 100% and the combined ratio represents underwriting income as a percentage of premiums earned.

We have also calculated the following impacts of specific items on the GAAP operating ratios because of the volatility of these items between fiscal periods.

•                  Effect of catastrophe losses on loss ratio – the percentage of catastrophe losses included in claims and claims expenses to premiums earned.

•                  Effect of restructuring and related charges on expense ratio – the percentage of restructuring and related charges to premiums earned.

•                  Effect of Discontinued Lines and Coverages on combined ratio – the ratio of claims and claims expense and other costs and expenses in the Discontinued Lines and Coverages segment to Property-Liability premiums earned.  The sum of the effect of Discontinued Lines and Coverages on the combined ratio and the Allstate Protection combined ratio on page 29 is equal to the Property-Liability combined ratio.

Summarized financial data, a reconciliation of underwriting income to net income and GAAP operating ratios for our Property-Liability operations are presented in the following table.

	Three Months Ended March 31,
(in millions, except ratios)	2005	2004
Premiums written	$6,582	$6,333

Revenues
Premiums earned	$6,684	$6,371
Net investment income	436	424
Realized capital gains and losses	113	191
Total revenues	7,233	6,986

Costs and expenses
Claims and claims expense	(4,063)	(3,986)
Amortization of DAC	(1,012)	(924)
Operating costs and expenses	(610)	(585)
Restructuring and related charges	(18)	(11)
Total costs and expenses	(5,703)	(5,506)

Income tax expense	(433)	(436)
Net income	$1,097	$1,044

Underwriting income	$981	$865
Net investment income	436	424
Income tax expense on operations	(398)	(377)
Realized capital gains and losses, after-tax	78	132
Net income	$1,097	$1,044

Catastrophe losses	$164	$102

GAAP operating ratios
Claims and claims expense (“loss”) ratio	60.8	62.6
Expense ratio	24.5	23.8
Combined ratio	85.3	86.4
Effect of catastrophe losses on loss ratio	2.5	1.6
Effect of restructuring and related charges on expense ratio	0.3	0.2
Effect of Discontinued Lines and Coverages on combined ratio	0.1	0.1

ALLSTATE PROTECTION SEGMENT

As we continue to use Tiered Pricing, which includes our Strategic Risk Management, and underwriting, the distinctions between standard and non-standard will become less important in certain states.  For this reason, we are shifting our managerial focus to auto, which is the sum of standard auto and non-standard auto.  We also believe it is useful for investors to analyze auto results that aggregate our standard and non-standard business.  However, we will continue to provide results for standard and non-standard auto.  Generally, standard auto customers are expected to have lower risks of loss than non-standard auto customers.  Our strategy for the Encompass brand focuses on those markets that give us the best opportunity to grow profitably, in part by using Tiered Pricing.  The integration of Encompass policies onto Allstate systems has resulted in a different counting process for PIF.  As a result, percent changes in PIF and average premium and the renewal ratio are subject to some distortion until the integration has been in place for a full year.

Homeowners Catastrophe Management Strategy

Our overarching intent is to support the continued strong growth of our homeowners business in a profitable and prudent fashion.  While in many areas of the country we are currently achieving acceptable returns within acceptable risk management tolerances, our aim is to find solutions that support continued presence in all catastrophe prone markets.  As part of our continued commitment to effective management of our capital, returns and risk profile, Allstate is in the early stages of introducing integrated enterprise risk management (“ERM”) capabilities.  A principal ERM goal is to further increase our return on equity by reducing our exposure to catastrophe losses, and thereby lessen our earnings volatility and our capital requirements.  In these early stages of introducing integrated ERM capabilities, we are considering and adopting new performance measurements for managing our property business.  These measurements include establishing limits on exposure to hurricane and earthquake losses with a probability of one percent on an annual aggregate basis, developing acceptable targeted rates of return by line and by state to determine acceptable premium growth, and evaluating potential capital impairment measurements.

Potential actions resulting from further evaluation of these measurements may limit our catastrophe risk and/or improve returns through increased purchases of reinsurance and changes in rates and deductibles; limitations on new business writings; pursuit of alternative markets for placement of business in certain areas; and/or non-renewal or withdrawal from certain markets.  At the same time, we will continue to pursue public policy solutions for catastrophes.  We are currently actively engaged in activity in each of these areas.  For example, for 2005 we expect to increase our purchase of reinsurance to reduce the risk of catastrophe losses in:

•                  Florida, where we expect to reinsure approximately $1.0 billion of capacity estimated in excess of those losses covered by the Florida Hurricane Catastrophe Fund;

•                  New York, where we expect to reinsure $1 billion of capacity in excess of a retention of $750 million of loss;

•                  New Jersey, Connecticut, Texas, North Carolina and South Carolina.

The annualized cost of the multi-year program, which is expected to be effective on June 1, 2005, is anticipated to be approximately $190 million, some $100 million higher than the annualized cost of the 2004 reinsurance program, with the largest portion of the increase attributable to Florida and New York.

While we believe our actions will, over time, achieve our objectives of supporting continued growth in the homeowners business in a profitable, prudent manner, it is possible that they will impact near-term growth and earnings.

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

A reconciliation of premiums written to premiums earned is presented in the following table.

	Three Months Ended March 31,
(in millions)	2005	2004
Premiums written:
Allstate Protection	$6,581	$6,332
Discontinued Lines and Coverages	1	1
Property-Liability premiums written(1)	6,582	6,333
Decrease in unearned premiums	109	42
Other	(7)	(4)
Property-Liability premiums earned	$6,684	$6,371

Premiums earned:
Allstate Protection	$6,682	$6,370
Discontinued Lines and Coverages	2	1
Property-Liability	$6,684	$6,371

(1)          For the three months ended March 31, 2005, growth in Property-Liability premiums written was negatively impacted by accruals for reinsurance transactions and premium refunds totaling 0.3%.

Premiums written by brand are shown in the following table.

	Three Months Ended March 31,
	2005			2004
(in millions)	New	Renewal	Total	New	Renewal	Total
Allstate brand:
Standard auto	$300	$3,498	$3,798	$314	$3,293	$3,607
Non-standard auto	68	358	426	74	399	473
Auto	368	3,856	4,224	388	3,692	4,080
Homeowners	165	1,093	1,258	171	990	1,161
Other personal lines	124	486	610	145	468	613
Total Allstate brand	657	5,435	6,092	704	5,150	5,854

Encompass brand:
Standard auto	64	218	282	45	235	280
Non-standard auto (Deerbrook)	10	22	32	17	26	43
Auto	74	240	314	62	261	323
Homeowners	18	117	135	13	106	119
Other personal lines	11	29	40	10	26	36
Total Encompass brand	103	386	489	85	393	478

Total Allstate Protection premiums written	$760	$5,821	$6,581	$789	$5,543	$6,332

Standard auto premiums written increased 5.0% to $4.08 billion in the first quarter of 2005 from $3.89 billion in the same period of 2004.

Standard Auto	Allstate brand		Encompass brand
Three Months Ended March 31,	2005	2004	2005	2004
New business premiums ($ millions)	$300	$314	$64	$45
New business premiums (% change) (3)	(4.5)	43.4	42.2	50.0
Renewal business premiums ($ millions)	$3,498	$3,293	$218	$235
Renewal ratio(1) (2)	90.7	90.4	74.0	80.7
PIF (% change)(1) (2)	4.9	3.6	(5.4)	(5.7)
Average premium (% change)(1) (2)	1.3	2.5	13.5	16.1

(1)	Allstate brand statistic excludes business written in Canada and written by Allstate Motor Club.
(2)	Revised to reflect new counting methodology for Encompass brand. PIF, renewal ratio and average gross premium are subject to some distortion due to continued integration of systems.
(3)	Excluding the impact of Allstate Canada, Allstate brand new business premiums declined 2.3% in 2005.

The increase in Allstate brand standard auto PIF as of March 31, 2005 as compared to March 31, 2004 is the result of increases in renewal business and the renewal ratio, new business related to the implementation of a broader marketing approach in most of the U.S and a decrease in rate activity.  The increase in the Allstate brand standard auto average premium in the first quarter of 2005 compared to the same period of 2004 is primarily due to higher average renewal premiums.  The rate of increase in average premium has declined due to the decrease in rate activity.  Allstate brand standard auto new business premiums written declined in the first quarter of 2005 compared to the same period of 2004, while the retention ratio increased in the first quarter of 2005 compared to the same period of 2004.  Allstate brand new business premium written continues to increase in approximately 60% of our markets.  However, an overall decline has occurred in the first quarter of 2005, primarily due to declines in certain markets from competitive pressures due to risk selection and pricing strategies.  For example, we are experiencing a decline in New Jersey due to new entrants in that market, decreased cross-selling opportunities from homeowners business in Florida and a decline in Canada due to lower production.  New business premiums grew 1.9% excluding New Jersey, Florida and Canada.

Encompass brand standard auto new business premiums written increased in the first quarter of 2005 compared to the same period of 2004 due to increases in new PIF and rate activity, the effect of which is declining due to the decrease in rate change activity.  We expect the rate of decline in Encompass brand standard auto PIF to moderate as our profit improvement actions position us to pursue growth opportunities in this channel.

We continue to pursue rate changes in all locations when indicated.  At the same time, we continue to expand the number of tiers used in our Tiered Pricing programs, which tends to result in lower net rate changes.  The following table shows the net rate changes that were approved for standard auto during the three months ended March 31, 2005.

	# of States	Weighted Average Rate Change (%) (1)	Annual Impact of Rate Changes on State Specific Premiums Written (%) (2)
Allstate brand	7	0.1	2.7
Encompass brand	10	0.1	0.3

(1)          Represents the impact in the states where rate changes were approved during the first quarter of 2005 as a percentage of total countrywide year-end premiums written.

(2)          Represents the impact in the states where rate changes were approved during the first quarter of 2005 as a percentage of total year-end premiums written in those states.

Non-standard auto premiums written decreased 11.2% to $458 million in the first quarter of 2005 from $516 million in the same period of 2004.

Non-Standard Auto	Allstate Brand		Encompass brand (Deerbrook)
Three Months Ended March 31,	2005	2004	2005	2004
New business premiums ($ millions)	$68	$74	$10	$17
New business premiums (% change)	(8.1)	(1.3)	(41.2)	(26.1)
Renewal business premiums ($ millions)	$358	$399	$22	$26
Renewal ratio(1)	77.9	78.4	64.4	60.5
PIF (% change)(1)	(11.3)	(15.0)	(17.0)	15.7
Average premium (% change)(1)	(0.1)	1.1	(5.7)	(6.1)

(1)          Allstate brand statistic excludes business written in Canada.

Declines in Allstate brand non-standard auto renewal business premiums during the first quarter of 2005 compared to the same period of 2004 are primarily due to a decline in PIF.  Renewal PIF declined because new business production  in prior periods was insufficient to make up for an inherently low renewal ratio in this business, and new business PIF declined due to continued agent focus on our standard auto business.  The decline in average premium during the first quarter of 2005 compared to the same period of 2004 is due to the decrease in rate activity.

Encompass brand (Deerbrook) non-standard premiums written have decreased in the first quarter of 2005 primarily because of declines in new business.

We continue to pursue rate changes in all locations when indicated.  At the same time, we continue to expand the number of tiers used in our Tiered Pricing programs, which tends to result in lower net rate changes.  The following table shows the net rate changes that were approved for non-standard auto during the three months ended March 31, 2005.

	# of States	Weighted Average Rate Change (%) (1)	Annual Impact of Rate Changes on State Specific Premiums Written (%) (2)
Allstate brand	1	0.0	4.6
Encompass brand (Deerbrook)	—	—	—

(1)          Represents the impact in the states where rate changes were approved during the first quarter of 2005 as a percentage of total countrywide year-end premiums written.

(2)          Represents the impact in the states where rate changes were approved during the first quarter of 2005 as a percentage of total year-end premiums written in those states.

Auto premiums written increased 3.1% to $4.54 billion in the first quarter of 2005 from $4.40 billion in the same period of 2004.  Auto includes standard auto and non-standard auto business.

Auto	Allstate brand		Encompass brand
Three Months Ended March 31,	2005	2004	2005	2004
New business premiums ($ millions)	$368	$388	$74	$62
New business premiums (% change)	(5.2)	32.0	19.4	17.0
Renewal business premiums ($ millions)	$3,856	$3,692	$240	$261
Renewal ratio(1) (2)	89.7	89.4	72.5	77.3
PIF (% change)(1) (2)	3.6	1.8	(6.5)	(3.9)
Average premium (% change)(1) (2)	0.5	1.3	11.6	12.3

(1)          Allstate brand statistic excludes business written in Canada and written by Allstate Motor Club.

(2)          Revised to reflect new counting methodology for Encompass brand.  PIF, renewal ratio and average gross premium are subject to some distortion due to continued integration of systems.

The following table shows the net rate changes that were approved for auto (standard and non-standard) during the three months ended March 31, 2005.

	# of States	Weighted Average Rate Change (%) (1)	Annual Impact of Rate Changes on State Specific Premiums Written (%) (2)
Allstate brand	8	0.1	2.7
Encompass brand	10	0.1	0.3

(1)          Represents the impact in the states where rate changes were approved during the first quarter of 2005 as a percentage of total countrywide year-end premiums written.

(2)          Represents the impact in the states where rate changes were approved during the first quarter of 2005 as a percentage of total year-end premiums written in those states.

Homeowners premiums written increased 8.8% to $1.39 billion in the first quarter of 2005 from $1.28 billion in the same period of 2004.

Homeowners	Allstate brand		Encompass brand
Three Months Ended March 31,	2005	2004	2005	2004
New business premiums ($ millions)	$165	$171	$18	$13
New business premiums (% change)	(3.5)	42.5	38.5	62.5
Renewal business premiums ($ millions)	$1,093	$990	$117	$106
Renewal ratio(1) (2)	88.5	87.8	86.1	90.9
PIF (% change)(1) (2)	6.0	4.6	3.6	(3.5)
Average premium (% change)(1) (2)	5.5	3.9	10.3	13.8

(1)          Allstate brand statistic excludes business written in Canada.

(2)          Revised to reflect new counting methodology for Encompass brand.  PIF, renewal ratio and average gross premium are subject to some distortion due to continued integration of systems.

The Allstate brand homeowners PIF increase in the first quarter of 2005 compared to the same period of 2004 is the result of an increase in the renewal ratio and new business.  The increases in average premium during the first quarter of 2005 compared to the same period of 2004 were primarily due to higher average renewal premiums.  Higher average renewal premiums were primarily related to increases in insured value.  Allstate brand homeowners new business premiums written declined in the first quarter of 2005 compared to the same period of 2004, while the retention ratio increased in the first quarter of 2005 compared to the same period of 2004.  Allstate brand new business premium written continues to increase in approximately 80% of our markets.  However, an overall decline has occurred in the first quarter of 2005, primarily due to declines in certain markets from competitive pressures due to risk selection and pricing strategies.  For example, we are experiencing a decline in Florida due to our continued curtailment of writing new business.  New business premiums grew 2.2% excluding Florida.

Encompass brand homeowners new business premiums written increased in the first quarter of 2005 compared to the same period of 2004 due to increases in PIF and average premium.  The increase in Encompass brand homeowners average premium was due to rate actions taken during the current and prior year and increases in insured value.

The following table shows the net rate changes that were approved for homeowners during the three months ended March 31, 2005.

	# of States	Weighted Average Rate Change (%) (1)	Annual Impact of Rate Changes on State Specific Premiums Written (%) (2)
Allstate brand	6	0.3	4.8
Encompass brand	6	0.4	4.0

(1)          Represents the impact in the states where rate changes were approved during the first quarter of 2005 as a percentage of total countrywide year-end premiums written.

(2)          Represents the impact in the states where rate changes were approved during the first quarter of 2005 as a percentage of total year-end premiums written in those states.

Premiums earned by brand for the three months ended March 31, are shown in the following table.

	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2005	2004	2005	2004	2005	2004
Standard auto	$3,691	$3,486	$301	$300	$3,992	$3,786
Non-standard auto	425	474	34	43	459	517
Auto	4,116	3,960	335	343	4,451	4,303
Homeowners	1,425	1,300	139	128	1,564	1,428
Other	629	604	38	35	667	639
Total	$6,170	$5,864	$512	$506	$6,682	$6,370

Underwriting results are shown in the following table.

	Three Months Ended March 31,
(in millions)	2005	2004

Premiums written	$6,581	$6,332
Premiums earned	$6,682	$6,370
Claims and claims expense	(4,055)	(3,982)
Amortization of DAC	(1,012)	(924)
Other costs and expenses	(607)	(583)
Restructuring and related charges	(18)	(11)
Underwriting income	$990	$870
Catastrophe losses	$164	$102

Underwriting income by brand
Allstate brand	$959	$857
Encompass brand	31	13
Underwriting income	$990	$870

Allstate Protection generated underwriting income of $990 million during the first quarter of 2005 compared to $870 million in the same period of 2004 due to increased premiums earned, declines in auto and homeowners claim frequency (rate of claim occurrence) excluding catastrophes, and favorable reserve reestimates related to prior years, partially offset by higher catastrophe losses, increased operating costs and expenses and increased current year claim severity (average cost per claim).

Claim severity was impacted by inflationary pressures in medical costs and auto repair and home repair costs.  If future development of current year claim severity differs from the current reserve expectations by 1%, reserve reestimates would impact net income by approximately $110 million.

Loss ratios by product, and expense and combined ratios by brand, are shown in the following table for the three months ended March 31.  These ratios are defined on page 21.

	Loss Ratio		Effect of Catastrophe Losses on the Loss Ratio
	2005	2004	2005	2004
Allstate brand loss ratio:
Standard auto	64.8	66.8	0.7	(0.4)
Non-standard auto	62.6	62.4	0.5	0.2
Auto	64.5	66.3	0.6	(0.3)
Homeowners	49.8	48.6	7.9	7.2
Other	58.7	63.1	2.1	2.2

Total Allstate brand loss ratio	60.6	62.0	2.5	1.5
Allstate brand expense ratio	23.9	23.4
Allstate brand combined ratio	84.5	85.4

Encompass brand loss ratio:
Standard auto	63.8	68.7	0.3	—
Non-standard auto (Deerbrook)	76.5	79.1	—	—
Auto	65.1	70.0	0.3	—
Homeowners	54.0	57.8	5.8	6.2
Other	68.4	85.7	5.2	2.8

Encompass brand loss ratio	62.3	68.0	2.1	1.8
Encompass brand expense ratio	31.6	29.4
Encompass brand combined ratio	93.9	97.4

Total Allstate Protection loss ratio	60.7	62.5	2.5	1.6
Allstate Protection expense ratio	24.5	23.8
Allstate Protection combined ratio	85.2	86.3

Standard auto loss ratio declined 2.0 points for the Allstate brand and 4.9 points for the Encompass brand in the first quarter of 2005 when compared to the same period of 2004.  These declines were due to higher premiums earned, lower claim frequency and favorable reserve reestimates related to prior years, partially offset by higher current year claim severity.

Non-standard auto loss ratio increased 0.2 points for the Allstate brand in the first quarter of 2005 when compared to the same period of 2004 due to higher catastrophes and higher current year claim severity, partially offset by lower claim frequency, excluding catastrophes.  Non-standard auto loss ratio declined 2.6 points for Encompass brand in the first quarter of 2005 when compared to the same period of 2004.  These declines were due to lower claim frequency, partially offset by higher current year claim severity.

Auto loss ratio declined 1.8 points for the Allstate brand and 4.9 points for the Encompass brand in the first quarter of 2005 when compared to the same period of 2004.  For Allstate brand, the decline was due to lower claim frequency, higher premiums earned and favorable reserve reestimates related to prior years, partially offset by higher current year claim severity.  For Encompass, the decline was due to lower claim frequency.

Homeowners loss ratio increased 1.2 points for the Allstate brand in the first quarter of 2005 when compared to the same period of 2004 due to higher catastrophes, unfavorable reserve reestimates related to prior years and higher current year claim severity, partially offset by higher premiums earned and lower claim frequency, excluding catastrophes.  Homeowners loss ratio declined 3.8 points for the Encompass brand in the first quarter of 2005 when compared to the same period of 2004 due to higher premiums earned and lower claim frequency, excluding catastrophes, partially offset by higher catastrophes and higher current year claim severity.

Expense ratio for Allstate Protection increased in the first quarter of 2005 when compared to the same period of 2004 due to higher agent incentives, charitable contributions and employee compensation and benefits.

The impact of specific costs and expenses on the expense ratio for the three months ended March 31, is included in the following table.

	Allstate brand		Encompass brand
	2005	2004	2005	2004

Amortization of DAC	14.6	14.2	21.2	18.9
Other costs and expenses	9.1	9.1	9.7	10.0
Restructuring and related charges	0.2	0.1	0.7	0.5
Total expense ratio	23.9	23.4	31.6	29.4

Net income was favorably impacted in the first quarter of 2005 by adjustments for prior year tax liabilities totaling $27 million.

Reserve reestimates

The tables below show net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2005 and 2004, and the effect of reestimates in each year.

	2005			2004
(in millions)	Jan 1 Reserves	Reserve Reestimate	Impact on Loss Ratio	Jan 1 Reserves	Reserve Reestimate	Impact on Loss Ratio
Auto	$10,228	$(93)	(1.4)	$10,419	$(47)	(0.7)
Homeowners	1,917	11	0.2	1,873	(2)	—
Other personal lines	2,289	(6)	(0.1)	1,851	(3)	(0.1)
Total Allstate Protection	$14,434	$(88)	(1.3)	$14,143	$(52)	(0.8)

Allstate brand	$13,204	$(87)	(1.3)	$12,866	$(52)	(0.8)
Encompass brand	1,230	(1)	—	1,277	—	—
Total Allstate Protection	$14,434	$(88)	(1.3)	$14,143	$(52)	(0.8)

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

Summarized underwriting results are presented in the following table.

	Three Months Ended March 31,
(in millions)	2005	2004

Premiums written	$1	$1

Premiums earned	$2	$1
Claims and claims expense	(8)	(4)
Other costs and expenses	(3)	(2)
Underwriting loss	$(9)	$(5)

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income increased 2.8% in the first quarter of 2005 when compared to the same period of 2004.  The increase was due to higher portfolio balances resulting from positive cash flows from operations and investment activities and higher income from partnerships, partially offset by lower portfolio yields.

Net realized capital gains and losses, after-tax were $78 million in the first quarter of 2005 compared to $132 million in the same period of 2004.  The following table presents the factors driving the net realized capital gains and losses results.

	Three Months Ended March 31,
(in millions)	2005	2004
Write-downs	$(10)	$(7)
Anticipated disposition write-downs	(70)	—
Dispositions	196	220
Valuation of derivative instruments	(13)	(11)
Settlements of derivative instruments	10	(11)
Realized capital gains and losses, pretax	113	191
Income tax expense	(35)	(59)
Realized capital gains and losses, after-tax	$78	$132

For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

•                  Allstate Financial revenues increased 11.3% in the first quarter of 2005 compared to the same period of 2004 due to increases in net investment income, higher contract charges and improved realized capital gains and losses.

•                  The annual evaluation of assumptions in our valuation models for all investment products resulted in a net reduction to income before taxes of $16 million in the first quarter of 2005, compared to the 2004 evaluation, which resulted in a net reduction of income before taxes of $0.5 million.

•                  Income before cumulative effect of change in accounting principle, after-tax, decreased 48.0% in the first quarter of 2005 compared to the same period of 2004 as higher gross margin was more than offset by increased DAC and deferred sales inducements (“DSI”) amortization related to realized capital gains and losses and higher operating costs and expenses.

•                  Total investments increased 2.1% to $74.02 billion at March 31, 2005 compared to December 31, 2004, due primarily to contractholder deposits.

•                  Contractholder fund deposits totaled $3.49 billion for the first quarter of 2005 compared to $2.93 billion for the first quarter of 2004.  The increase of $562 million was primarily attributable to deposits from fixed annuities.

ALLSTATE FINANCIAL SEGMENT

Summarized financial data is presented in the following table.

	Three Months Ended March 31,
(in millions)	2005	2004
Revenues
Life and annuity premiums and contract charges	$521	$496
Net investment income	918	821
Realized capital gains and losses	1	(23)
Total revenues	1,440	1,294

Costs and expenses
Contract benefits	(411)	(395)
Interest credited to contractholder funds	(591)	(470)
Amortization of DAC	(184)	(131)
Operating costs and expenses	(188)	(145)
Total costs and expenses	(1,374)	(1,141)

Loss on disposition of operations	(4)	(3)
Income tax expense	(9)	(48)
Income before cumulative effect of change in accounting principle, after-tax	53	102
Cumulative effect of change in accounting principle, after-tax	—	(175)
Net income (loss)	$53	$(73)

Investments	$74,018	$66,572
Separate Accounts assets	14,087	13,550
Investments, including Separate Accounts assets	$88,105	$80,122

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

The following table summarizes life and annuity premiums and contract charges by product.

	Three Months Ended March 31,
(in millions)	2005	2004

Premiums
Traditional life	$72	$76
Immediate annuities with life contingencies	73	77
Accident and health and other	104	93
Total premiums	249	246

Contract charges
Interest-sensitive life	190	176
Fixed annuities	17	14
Variable annuities	65	60
Total contract charges	272	250

Life and annuity premiums and contract charges	$521	$496

The following table summarizes life and annuity premiums and contract charges by distribution channel.

	Three Months Ended March 31,
(in millions)	2005	2004

Premiums
Allstate agencies	$96	$82
Independent agents	98	86
Specialized brokers	54	63
Other	1	15
Total premiums	249	246

Contract charges
Allstate agencies	131	113
Independent agents	69	75
Broker dealers	52	49
Banks	11	5
Specialized brokers	8	7
Other	1	1
Total contract charges	272	250
Life and annuity premiums and contract charges	$521	$496

Total premiums increased 1.2% to $249 million in the first quarter of 2005 compared to the same period of 2004 due to increased supplemental accident and health contracts sold to customers at their place of employment, partially offset by lower premiums on traditional life and immediate annuities with life contingencies.

Contract charges increased 8.8% to $272 million in the first quarter of 2005 compared to the same period of 2004.  The increase was due to higher contract charges on interest-sensitive life and, to a lesser extent, variable annuities and fixed annuities.  The increase in the interest-sensitive life contract charges was attributable to in-force business growth resulting from deposits and credited interest more than offsetting surrenders and benefits.  Higher variable annuity contract charges were the result of increased average account values during the first quarter of 2005 compared to the first quarter of 2004, reflecting positive investment results during 2004 in addition to higher fees for contract guarantees.  Fixed annuity contract charges for the first quarter of 2005 reflect higher surrender charges compared with the first quarter of 2004.

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

The following table shows the changes in contractholder funds.

	Three Months Ended March 31,
(in millions)	2005	2004
Contractholder funds, beginning balance	$55,709	$47,071

Impact of adoption of SOP 03-1(1)	—	421

Deposits
Fixed annuities (immediate and deferred)	1,746	1,216
Institutional products (primarily funding agreements)	1,098	1,101
Interest-sensitive life	332	330
Variable annuity and life deposits allocated to fixed accounts	94	120
Bank and other deposits	220	161
Total deposits	3,490	2,928

Interest credited	568	465

Maturities, benefits, withdrawals and other adjustments
Maturities of institutional products	(704)	(511)
Benefits	(219)	(173)
Surrenders and partial withdrawals	(970)	(745)
Contract charges	(171)	(159)
Net transfers to separate accounts	(78)	(131)
Fair value hedge adjustments for institutional products	(120)	16
Other adjustments	(11)	(20)
Total maturities, benefits, withdrawals and other adjustments	(2,273)	(1,723)
Contractholder funds, ending balance	$57,494	$49,162

(1)   The increase in contractholder funds due to the adoption of SOP 03-1 reflects the reclassification of certain products previously included as a component of separate accounts to contractholder funds, the reclassification of deferred sales inducements (“DSI”) from contractholder funds to other assets and the establishment of reserves for certain liabilities that are primarily related to income and other guarantees provided under fixed annuity, variable annuity and interest-sensitive life contracts.

Contractholder deposits increased 19.2% in the first quarter of 2005 compared to the same period of 2004 due primarily to greater deposits of fixed annuities and bank deposits.  Average contractholder funds, excluding the impact of adopting SOP 03-1, increased 17.1% in the first quarter of 2005 compared to the same period of 2004.  Fixed annuity deposits increased 43.6% in the first quarter of 2005 compared to the same period in the prior year due to strong consumer demand, competitive pricing and effective distribution efforts in our bank channel.

Benefits, surrenders and partial withdrawals increased 29.5% in the first quarter of 2005 compared to the same period of 2004 reflecting an annualized withdrawal rate of 10.9% for the first quarter of 2005 based on the beginning of period contractholder funds balance excluding institutional product reserves.  This compares to an annualized withdrawal rate of 10.1% for the first quarter of 2004.  The increase was primarily attributable to higher surrenders of market value adjusted annuities during the 30-45 day window in which there were no surrender charges or market value adjustments.  Surrenders and withdrawals may vary with changes in interest rates and equity market conditions and the aging of our in-force contracts.

Separate accounts liabilities represent contractholders’ claims to the related separate accounts assets.  Separate accounts liabilities primarily arise from the sale of variable annuity contracts and variable life insurance policies.

The following table shows the changes in separate accounts liabilities.

	Three Months Ended March 31,
(in millions)	2005	2004
Separate accounts liabilities, beginning balance	$14,377	$13,425

Impact of adoption of SOP 03-1(1)	—	(204)

Variable annuity and life deposits	437	487
Variable annuity and life deposits allocated to fixed accounts	(94)	(120)
Net deposits	343	367
Investment results	(218)	316
Contract charges	(67)	(62)
Net transfers from fixed accounts	78	131
Surrenders and benefits	(426)	(423)
Separate accounts liabilities, ending balance	$14,087	$13,550

(1)   The decrease in separate accounts due to the adoption of SOP 03-1 reflects the reclassification of certain products previously included as a component of separate accounts to contractholder funds.

Separate accounts liabilities declined $290 million as of March 31, 2005 compared to December 31, 2004.  The decrease was primarily attributable to unfavorable investment results since December 31, 2004.  Net deposits and transfers from fixed accounts were more than offset by contract charges and surrenders and benefits.  Variable annuity contractholders often allocate a significant portion of their initial variable annuity contract deposit into a fixed rate investment option.  The level of this activity is reflected above in the deposits allocated to fixed accounts, while all other transfer activity between the fixed and separate accounts investment options is reflected in net transfers from fixed accounts.  The liability for the fixed portion of variable annuity contracts is reflected in contractholder funds.

Net investment income increased 11.8% in the first quarter of 2005 compared to the same period of 2004, primarily due to the effect of higher portfolio balances, partially offset by lower portfolio yields.  Higher portfolio balances resulted from the investment of cash flows from operating and financing activities related primarily to deposits from fixed annuities, institutional funding agreements and interest-sensitive life policies.  Investment balances as of March 31, 2005, increased 2.1% from December 31, 2004.  The lower portfolio yields were primarily due to purchases, including reinvestments, of fixed income securities with yields lower than the current portfolio average.

Net income analysis is presented in the following table.

	Three Months Ended March 31,
(in millions)	2005	2004

Life and annuity premiums and contract charges	$521	$496
Net investment income	918	821
Periodic settlements and accruals on non-hedge derivative instruments (1)	19	6
Contract benefits	(411)	(395)
Interest credited to contractholder funds (2)	(552)	(456)
Gross margin	495	472

Amortization of DAC and DSI	(129)	(130)
Operating costs and expenses	(188)	(145)
Income tax expense	(51)	(65)
Realized capital gains and losses, after-tax	1	(14)
DAC and DSI amortization relating to realized capital gains and losses, after-tax	(61)	(10)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(12)	(4)
Loss on disposition of operations, after-tax	(2)	(2)
Cumulative effect of change in accounting principle, after-tax	—	(175)
Net income (loss)	$53	$(73)

(1)          Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)          Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin.  Amortization of DSI totaled $39 million and $14 million in the first quarters of 2005 and 2004, respectively.

Gross margin, a non-GAAP measure, represents life and annuity premiums and contract charges, net investment income and periodic settlements and accruals on non-hedge derivative instruments, less contract benefits and interest credited to contractholder funds excluding amortization of DSI.  We reclassify periodic settlements and accruals on non-hedge derivative instruments into gross margin to report them in a manner consistent with the economically hedged investments, replicated assets or product attributes (e.g. net investment income or interest credited to contractholder funds) and by doing so, appropriately reflect trends in product performance.  We use gross margin as a component of our evaluation of the profitability of Allstate Financial’s life insurance and financial product portfolio.  Additionally, for many of our products, including fixed annuities, variable life and annuities, and interest-sensitive life insurance, the amortization of DAC and DSI is determined based on actual and expected gross margin.  Gross margin is comprised of three components that are utilized to further analyze the business: investment margin, benefit margin, and contract charges and fees.  We believe gross margin and its components are useful to investors because they allow for the evaluation of income components separately and in the aggregate when reviewing performance.  Gross margin, investment margin and benefit margin should not be considered as a substitute for net income and do not reflect the overall profitability of the business.  Net income is the GAAP measure that is most directly comparable to these margins.  Gross margin is reconciled to Allstate Financial’s GAAP net income in the table above.

The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

	Three Months Ended March 31,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in millions)	2005	2004 (3)	2005	2004 (3)	2005	2004 (3)	2005	2004

Life and annuity premiums	$—	$—	$249	$246	$—	$—	$249	$246
Contract charges	—	—	152	135	120	115	272	250
Net investment income	918	821	—	—	—	—	918	821
Periodic settlements and accruals on non-hedge derivative instruments(1)	19	6	—	—	—	—	19	6
Contract benefits	(134)	(132)	(277)	(263)	—	—	(411)	(395)
Interest credited to contractholder funds(2)	(552)	(456)	—	—	—	—	(552)	(456)
	$251	$239	$124	$118	$120	$115	$495	$472

(1)          Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)          Amortization of DSI was excluded from interest credited to contractholder funds for purposes of calculating gross margin.  Amortization of DSI totaled $39 million in the first quarter of 2005 and $14 million in the first quarter of 2004.

(3)          The prior period has been restated to conform to the current period presentation.  In connection therewith, contract charges related to guaranteed minimum death, income, accumulation and withdrawal benefits on variable annuities have been reclassified to benefit margin from maintenance charges.  Additionally, amounts previously presented as maintenance charges and surrender charges are now presented in the aggregate as contract charges and fees.  Further, the Allstate Workplace Division margins were conformed.  These reclassifications did not result in a change in gross margin.

Gross margin increased 4.9% in the first quarter of 2005 compared to the same period of 2004 as growth from new business resulted in increased investment margin, benefit margin and contract charges and fees.

Investment margin is a component of gross margin, both of which are non-GAAP measures.  Investment margin represents the excess of net investment income and periodic settlements and accruals on non-hedge derivative instruments over interest credited to contractholder funds excluding amortization of DSI and the implied interest on life-contingent immediate annuities included in the reserve for life-contingent contract benefits.  We use investment margin to evaluate Allstate Financial’s profitability related to the difference between investment returns on assets supporting certain products and amounts credited to customers (“spread”) during a fiscal period.

Investment margin by product group is shown in the following table.

	Three Months Ended March 31,
(in millions)	2005	2004 (1)
Annuities	$158	$149
Life insurance	60	57
Institutional products	30	30
Bank and other	3	3
Total investment margin	$251	$239

(1)          The prior period has been restated to conform to the current period presentation.

Investment margin increased 5.0% in the first quarter of 2005 compared to the same period of 2004 due to higher average contractholder funds, partially offset by lower portfolio yields resulting in lower weighted average investment spreads on interest-sensitive life and deferred fixed annuity contracts.  Although the weighted average investment spreads for the first quarter of 2005 are lower than the first quarter of 2004, the spreads on interest-sensitive life and deferred fixed annuity contracts have stabilized and are consistent with the fourth quarter of 2004. As of March 31, 2005, 77% of our interest-sensitive life and fixed annuity contracts, excluding market value adjusted annuities and equity indexed annuities, have a guaranteed crediting rate of 3% or higher.  Of these contracts, 76% have crediting rates that are at the minimum as of March 31, 2005.  For all interest-sensitive life and fixed annuity contracts, excluding market value adjusted annuities and equity indexed annuities, the approximate difference between the weighted average crediting rate and the average guaranteed crediting rate is 51 basis points as of March 31, 2005 compared to 52 basis points as of December 31, 2004.

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended March 31.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2005	2004	2005	2004	2005	2004
Interest-sensitive life	6.4%	6.6%	4.7%	4.5%	1.7%	2.1%
Fixed annuities – deferred annuities	5.6	5.9	4.0	4.2	1.6	1.7
Fixed annuities – immediate annuities with and without life contingencies	7.4	7.5	6.8	6.9	0.6	0.6
Institutional	4.0	3.0	3.0	2.0	1.0	1.0
Investments supporting capital, traditional life and other products	5.9	6.5	N/A	N/A	N/A	N/A

The following table summarizes the liabilities for these contracts and policies.

	Three Months Ended March 31,
(in millions)	2005	2004
Fixed annuities – immediate annuities with life contingencies	$7,780	$7,502
Other life contingent contracts and other	4,351	3,976
Reserve for life-contingent contracts	$12,131	$11,478

Interest-sensitive life	$8,585	$7,701
Fixed annuities – deferred annuities	32,410	26,815
Fixed annuities – immediate annuities without life contingencies	3,293	2,957
Institutional	11,759	10,215
Allstate Bank	887	823
Market value adjustments related to derivative instruments and other	560	651
Contractholder funds	$57,494	$49,162

Benefit margin is a component of gross margin, both of which are non-GAAP measures.  Benefit margin represents life and life-contingent immediate annuity premiums, cost of insurance contract charges and variable annuity contract charges for contract guarantees less contract benefits.  Benefit margin excludes the implied interest on life-contingent immediate annuities, which is included in the calculation of investment margin.  We use the benefit margin to evaluate Allstate Financial’s underwriting performance, as it reflects the profitability of our products with respect to mortality or morbidity risk during a fiscal period.

Benefit margin by product group is shown in the following table.

	Three Months Ended March 31,
(in millions)	2005	2004(1)
Life insurance	$138	$133
Annuities	(14)	(15)
Total benefit margin	$124	$118

(1)          The prior period has been restated to conform to the current period presentation.

Benefit margin increased 5.1% in the first quarter of 2005 compared to the same period of 2004.  The increase was primarily the result of growth of in force business and improved mortality experience, partially offset by an increase in the reserve for guarantees related to variable contracts of $9 million.  This increase resulted from our annual comprehensive evaluation of the assumptions used in our valuation models which resulted in a refined measurement of exposure, partially offset by better than anticipated equity market performance.  There was no comparable 2004 adjustment to reserves for variable contract guarantees, because the reserves were established in the first quarter of 2004 as part of the cumulative effect of the change in accounting for such guarantees.

Upon the adoption of Statement of Position No. 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”, on January 1, 2004, reserves were established for death and income benefits provided under variable annuities and secondary guarantees on certain interest-sensitive life contracts and fixed annuities.  In prior periods, death benefits were expensed as paid and no expense was recognizable for the other guarantees.  Annuity benefit margin will continue to be adversely impacted by certain closed blocks of life-contingent immediate annuities whose benefit payments are anticipated to extend beyond their original pricing expectations.  The annuity benefit margin in future periods will fluctuate based on the timing of annuitant deaths on these life-contingent immediate annuities and the annual evaluation of assumptions used in our valuation models for variable and fixed annuity guarantees.

Amortization of DAC and DSI, excluding amortization related to realized capital gains and losses, for the first quarter of 2005 was consistent with the first quarter of 2004.  DAC and DSI amortization related to realized capital gains and losses, after-tax, increased $51 million due to increased realized capital gains primarily related to investments supporting market value adjusted annuities.

In the first quarter of 2005, we performed our annual comprehensive evaluation of the assumptions used in our valuation models for all investment products, including variable and fixed annuities and interest-sensitive and variable life products, which resulted in net DAC and DSI amortization acceleration of $7 million (commonly referred to as “DAC and DSI unlocking”).  The DAC and DSI unlocking includes amortization acceleration on fixed annuities of $62 million and $3 million on interest-sensitive and variable life products, partially offset by amortization deceleration on variable annuities of $58 million.  The amortization acceleration on fixed annuities was primarily due to higher than expected lapses on market value adjusted annuities during the 30-45 day window period in which there were no surrender charges or market value adjustments and faster than anticipated portfolio yield declines.  The amortization deceleration on variable annuities was mostly attributable to better than anticipated equity market performance and persistency.

In the first quarter of 2004, the comparable DAC and DSI unlocking was a net acceleration of amortization of $0.5 million, which included deceleration of amortization related to interest-sensitive life and acceleration of amortization related to fixed annuities.

Operating costs and expenses increased 29.7% in the first quarter of 2005 compared to the same period of 2004.  The following table summarizes operating costs and expenses.

	Three Months Ended March 31,
(in millions)	2005	2004

Non-deferrable acquisition costs	$62	$62
Other operating costs and expenses	126	83
Total operating costs and expenses	$188	$145

The increase in total operating costs and expenses in the first quarter of 2005 compared to the same period of 2004 was primarily attributable to a $28 million increase in a liability for future benefits of a previously discontinued benefit plan and, to a lesser extent, administrative expense reimbursements recorded in the first quarter of 2004 related to our direct response distribution business that was sold in 2004 and higher licensing, distribution and guaranty fund expenses.

Net income was favorably impacted in the first quarter of 2005 by adjustments for prior years tax liabilities totaling $14 million.

Net realized capital gains and losses are presented in the following table.

	Three Months Ended March 31,
(in millions)	2005	2004

Write-downs	$(7)	$(35)
Anticipated disposition write-downs	(30)	—
Dispositions	70	36
Valuation of derivative instruments	(58)	(16)
Settlement of derivative instruments	26	(8)
Realized capital gains and losses, pretax	1	(23)
Income tax benefit	—	9
Realized capital gains and losses, after-tax	$1	$(14)

For further discussion of realized capital gains and losses, see the Investments section of MD&A.

INVESTMENTS

An important component of our financial results is the return on our investment portfolios.  Investment portfolios are segmented between the Property-Liability, Allstate Financial and Corporate and Other operations.  The investment portfolios are managed based upon the nature of each respective business and its corresponding liability structure.  The composition of the investment portfolios at March 31, 2005 is presented in the table below.

	Property-Liability		Allstate Financial		Corporate and Other		Total
(in millions)		Percent to total		Percent to total		Percent to total		Percent to total

Fixed income securities(1)	$31,850	79.5%	$62,544	84.5%	$2,301	82.5%	$96,695	82.7%
Equity securities(2)	5,459	13.6	233	0.3	57	2.1	5,749	4.9
Mortgage loans	465	1.2	7,696	10.4	—	—	8,161	7.0
Short-term	2,298	5.7	1,699	2.3	430	15.4	4,427	3.8
Other	4	—	1,846	2.5	1	—	1,851	1.6
Total	$40,076	100.0%	$74,018	100.0%	$2,789	100.0%	$116,883	100.0%

(1)          Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $30.82 billion, $60.02 billion and $2.18 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2)          Equity securities are carried at fair value.  Cost basis for these securities was $4.34 billion, $226 million, and $57 million for Property-Liability, Allstate Financial and Corporate and Other, respectively.

Total investments increased to $116.88 billion at March 31, 2005 from $115.53 billion at December 31, 2004, primarily due to positive cash flows from operating and financing activities and increased funds primarily associated with securities lending, partially offset by decreased net unrealized gains on fixed income securities.

The Property-Liability investment portfolio decreased to $40.08 billion at March 31, 2005 from $40.27 billion at December 31, 2004, primarily due to decreased net unrealized gains on fixed income securities and dividends paid by Allstate Insurance Company (“AIC”) to The Allstate Corporation, partially offset by positive cash flows from operating activities.

The Allstate Financial investment portfolio increased to $74.02 billion at March 31, 2005, from $72.53 billion at December 31, 2004, primarily due to positive cash flows from operating and financing activities and increased funds associated with securities lending, partially offset by a decrease in net unrealized gains on fixed income securities.

The Corporate and Other investment portfolio increased to $2.79 billion at March 31, 2005, from $2.73 billion at December 31, 2004.  This increase primarily reflects additional investments made in the portfolio of Kennett Capital, Inc. (“Kennett Capital”), a wholly owned subsidiary of The Allstate Corporation, the source of which was dividends from AIC.

Total investments at amortized cost related to collateral due to securities lending and other security repurchase and resale transactions, increased to $5.17 billion at March 31, 2005, from $4.85 billion at December 31, 2004.

At March 31, 2005, 94.1% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

The unrealized net capital gains on fixed income and equity securities at March 31, 2005 were $4.80 billion, a decrease of $1.59 billion or 24.8% since December 31, 2004.  The net unrealized gain for the fixed income portfolio totaled $3.67 billion, comprised of $4.20 billion of unrealized gains and $524 million of unrealized losses at March 31, 2005.  This is compared to a net unrealized gain for the fixed income portfolio totaling $5.06 billion at December 31, 2004, comprised of $5.29 billion of unrealized gains and $228 million of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at March 31, 2005, $443 million or 84.5% were related to investment grade securities and are believed to be primarily a result of a rising interest rate environment.  Of the remaining $81 million of losses in the fixed income portfolio, $51 million or 63.0% were in the corporate fixed income portfolio, $15 million or 18.5% were in the asset-backed securities portfolio, and $14 million or 17.3% were in the municipal bond portfolio.  The $51 million of corporate fixed income gross unrealized losses were primarily comprised of securities in the consumer goods, communications and transportation sectors.  The gross unrealized losses in these sectors were primarily company specific and interest rate related.  Approximately $9 million of the total gross unrealized losses in the corporate fixed income portfolio and $12 million of the total gross unrealized losses in the asset-backed securities portfolio were associated with the airline industry for which values were depressed due to company specific issues and economic issues related to fuel costs.  We expect eventual recovery of these securities.  Every security was included in our portfolio monitoring process.

The net unrealized gain for the equity portfolio totaled $1.13 billion, comprised of $1.16 billion of unrealized gains and $27 million of unrealized losses at March 31, 2005.  This is compared to a net unrealized gain for the equity portfolio totaling $1.33 billion at December 31, 2004, comprised of $1.34 billion of unrealized gains and $14 million of unrealized losses.  Within the equity portfolio, the losses were primarily concentrated in the consumer goods, technology and financial services sectors.  The losses in these sectors were company and sector specific.  We expect eventual recovery of these securities and the related sectors.  Every security was included in our portfolio monitoring process.

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

We also monitor the quality of our fixed income portfolio by categorizing certain investments as “problem”, “restructured” or “potential problem.”  Problem fixed income securities are securities in default with respect to principal or interest and/or securities issued by companies that have gone into bankruptcy subsequent to our acquisition of the security.  Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring.  Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower’s ability to pay future principal and interest, which causes us to believe these securities may be classified as problem or restructured in the future.

The following table summarizes problem, restructured and potential problem fixed income securities.

	March 31, 2005			December 31, 2004
(in millions)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$163	$173	0.2%	$150	$153	0.1%
Restructured	66	63	0.1	75	75	0.1
Potential problem	246	257	0.2	265	269	0.3
Total net carrying value	$475	$493	0.5%	$490	$497	0.5%
Cumulative write-downs recognized(1)	$349			$351

(1)          Cumulative write-downs recognized only reflects write-downs related to securities within the problem, potential problem and restructured categories.

We have experienced an increase in the amortized cost of fixed income securities categorized as problem as of March 31, 2005 compared to December 31, 2004.  The increase was primarily related to the addition of a security to the problem category as a result of company specific liquidity issues.  The decrease in the amortized cost of fixed income securities categorized as restructured and potential problem as of March 31, 2005 compared to December 31, 2004 was primarily related to a sale in the potential problem category due to specific developments causing a change in our outlook and intent to hold the security.

We also evaluated each of these securities through our portfolio monitoring process at March 31, 2005 and recorded write-downs when appropriate.  We further concluded that any remaining unrealized losses on these securities were temporary in nature.  While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

Net Realized Capital Gains and Losses  The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended March 31,
(in millions)	2005	2004

Write-downs	$(17)	$(42)
Anticipated disposition write-downs	(100)	—
Dispositions	268	260
Valuation of derivative instruments	(71)	(28)
Settlement of derivative instruments	36	(20)
Realized capital gains and losses, pretax	116	170
Income tax expense	(36)	(50)
Realized capital gains and losses, after-tax	$80	$120

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

A changing interest rate environment will also drive changes in our portfolio duration targets at a tactical level.  A duration target and range is established with an economic view of liabilities relative to a long-term portfolio view.  Tactical duration adjustments within management’s approved ranges are accomplished through both cash market transactions and derivative activities that generate realized gains and losses and through new purchases.  As a component of our approach to managing portfolio duration, realized gains and losses on derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio.  This approach mitigates the impacts of general interest rate changes to the overall financial condition of the corporation.

Because of rising interest rates, continued asset-liability management strategies and on-going comprehensive reviews of our portfolios, changes were made in the first quarter of 2005 to our strategic asset allocations, and our view of duration for our Property-Liability portfolio.  As a result of this program, the AIC fixed income security duration is expected to decline from approximately 5.0 to 5.5 years to approximately 4.5 years.  We also pursued yield enhancement strategies for the Allstate Financial portfolio.  These changes primarily resulted in anticipated disposition write-downs of certain securities with unrealized loss positions due to a change in intent to hold these securities until recovery.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

(in millions)	March 31, 2005	December 31, 2004
Common stock, retained earnings and other shareholders’ equity items	$19,590	$19,208
Accumulated other comprehensive income	1,735	2,615
Total shareholders’ equity	21,325	21,823
Debt	5,355	5,334
Total capital resources	$26,680	$27,157

Ratio of debt to shareholders’ equity	25.1%	24.4%
Ratio of debt to capital resources	20.1%	19.6%

Shareholders’ equity decreased in the first quarter of 2005 when compared to December 31, 2004, as net income was more than offset by decreases in unrealized net capital gains on investments and share repurchases.  In January 2005, we commenced a $4.00 billion share repurchase program.  As of March 31, 2005, this program had $3.29 billion remaining and is expected to be completed in 2006.

Debt increased in the first quarter of 2005 compared to December 31, 2004 primarily due to increases in commercial paper borrowings.  The $900 million of 7 7/8% Senior Notes due 2005 are scheduled to mature on May 1, 2005.  A portion of the repayment will be from the August 2004 issuance of $650 million of 5.00% Senior Notes due in 2014, with the remaining portion expected to be repaid from other funds available for general corporate purposes and a potential future senior notes issuance.

Financial Ratings and Strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage.   There have been no changes to our debt, commercial paper and insurance financial strength ratings since December 31, 2004.

We have distinct groups of subsidiaries licensed to sell property and casualty insurance in New Jersey and Florida.  These groups are adequately capitalized to maintain separate group ratings and are not reinsured by other Allstate subsidiaries that are not part of these respective groups.  The Allstate Floridian Insurance Company (“Allstate Floridian”) and Allstate Floridian Indemnity Company ratings from A.M. Best remain under review with negative implications as the current risk-adjusted capitalization is not supportive of the rating, as a result of a decline in capital of Allstate Floridian due to hurricanes Charley, Frances, Ivan and Jeanne during 2004.  The resolution of the ratings review will be influenced by developments prior to the 2005 hurricane season, including Florida regulatory and legislative actions, Allstate and Allstate Floridian capital management actions, A.M. Best’s assessment of the timing and nature of such developments and their view on the amount of capital and risk-adjusted capitalization deemed necessary to support the ratings. Although at present it is not clear when a ratings decision will be made, it is believed A.M. Best will make a ratings decision before the 2005 hurricane season.  A.M. Best has indicated it is evaluating its methodology for determining the level of capital needed to support property insurance written in areas of hurricane loss exposure in Florida.  Allstate Floridian also has a Demotech rating of A1.

Liquidity Sources and Uses  The following table summarizes consolidated cash flow activities by business unit for the three months ended March 31.

	Property-Liability			Allstate Financial		Corporate and Other		Consolidated
(in millions)	2005	2004		2005	2004	2005	2004	2005	2004
Net cash provided by (used in):
Operating activities	$505	$695	(1)	$519	$511	$366	$152(1)	$1,390	$1,358
Investing activities	(56)	(572)		(2,098)	(1,733)	34	(163)	(2,120)	(2,468)
Financing activities	(43)	3		1,496	1,294	(798)	(237)	655	1,060
Net decrease in consolidated cash								$(75)	$(50)

(1)Certain amounts have been reclassified to conform with current period presentation.

Property-Liability  Lower operating cash flows of the Property-Liability business in the first quarter of 2005 when compared to the first quarter of 2004 were primarily due to increased claim payments, partially offset by increased premiums.  Cash used in investing activities decreased in the first quarter of 2005 primarily as a result of lower operating cash flows and higher dividends paid by AIC to its parent.   These dividends totaled $400 million in the first quarter of 2005 compared to $200 million in the first quarter of 2004.

Allstate Financial  Higher operating cash flows for Allstate Financial in the first quarter of 2005 when compared to the first quarter of 2004 primarily relate to higher investment income and higher life and annuity premiums, partially offset by higher policy benefits.  Cash flows used in investing activities increased in the first quarter of 2005 due to the investment of higher financing cash flow and higher operating cash flows.

Higher cash flow from financing activities during the first quarter of 2005 when compared to the first quarter of 2004 reflect higher deposits of fixed annuities and institutional products, partially offset by fixed annuity withdrawals, institutional product maturities and increased surrenders of market value adjusted surrenders with a 30-45 day window during which there is no surrender charge.  For quantification of the changes in contractholder funds, see the Allstate Financial Segment section of the MD&A.

Corporate and Other  Higher operating cash flows of the Corporate and Other segment in the first quarter of 2005 when compared to the first quarter of 2004 were primarily due to the timing of intercompany settlements.  Financing cash flows of the Corporate and Other segment reflect actions such as fluctuations in short-term debt, proceeds from the issuance of debt, dividends to shareholders of The Allstate Corporation and share repurchases; therefore, financing cash flows are affected when we increase or decrease the level of these activities.

We have access to additional borrowing to support liquidity as follows:

•                    A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of March 31, 2005, the remaining borrowing capacity was $925 million; however, the outstanding balance fluctuates daily.

•                    One primary credit facility and one additional credit facility totaling $1.05 billion to cover short-term liquidity requirements.  The primary facility is a $1 billion five-year revolving line of credit expiring in 2009.  It contains an increase provision that would make up to an additional $500 million available for borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  The other facility is a $50 million one-year revolving line of credit renewed in July 2004 for an additional year.  Although the right to borrow under the five-year facility is not subject to a minimum rating requirement, the costs of maintaining the five-year facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under either of these lines of credit during the first quarter of 2005. The total amount outstanding at any point in time under the combination of the commercial paper program and the two credit facilities cannot exceed the amount that can be borrowed under the credit facilities.

•                    The capacity to issue up to an additional $2.15 billion of debt securities, equity securities, warrants for debt and equity securities, trust preferred securities, stock purchase contracts and stock purchase units utilizing the shelf registration statement filed with the Securities and Exchange Commission (“SEC”) in August 2003.

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended March 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation” and under the heading “Legal and regulatory proceedings and inquiries” in Note 6 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 - January 31, 2005	3,964,154	$50.8489	3,963,900	$3.8 billion
February 1, 2005 - February 28, 2005	4,369,089	$52.6466	4,353,100	$3.6 billion
March 1, 2005 - March 31, 2005	5,114,807	$53.8559	5,104,800	$3.3 billion
Total	13,448,050	$52.5766	13,421,800

(1)          January:  In accordance with the terms of its equity compensation plans, Allstate acquired 254 shares in connection with stock option exercises by employees and/or directors.  The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise.

February:  In accordance with the terms of its equity compensation plans, Allstate acquired 15,989 shares in satisfaction of withholding taxes due upon the exercise of stock options and the vesting of restricted stock held by employees and/or directors.

March:  In accordance with the terms of its equity compensation plans, Allstate acquired 10,007 shares in connection with stock option exercises by employees and/or directors.  The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise.

(2)          On November 9, 2004, Allstate announced the approval of a new repurchase program for $4.00 billion, which is expected to be completed in 2006.

Item 6.    Exhibits

(a)           Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

May 3, 2005	By	/s/ Samuel H. Pilch
Samuel H. Pilch
Controller
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

4

Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 3, 2005, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certification

E-1