Form 10-Q
period 2005-06-30
ALLSTATE CORP
filed 2005-08-03
CIK 899051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Yes ☒       No ☐

As of July 29, 2005, the registrant had 656,788,431 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2005

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2005 and 2004 (unaudited)	1

	Condensed Consolidated Statements of Financial Position as of June 30, 2005 (unaudited) and December 31, 2004	2

	Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2005 and 2004 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

	Report of Independent Registered Public Accounting Firm	16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Highlights	17
	Property-Liability Highlights	18
	Allstate Protection Segment	21
	Discontinued Lines and Coverages Segment	31
	Property-Liability Investment Results	31
	Allstate Financial Highlights	32
	Allstate Financial Segment	33
	Investments	42
	Capital Resources and Liquidity	45
	Forward-Looking Statements and Risk Factors	47

Item 4.	Controls and Procedures	48

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 4.	Submission of Matters to a Vote of Security Holders	49

Item 6.	Exhibits	50

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

Revenues
Property-liability insurance premiums earned	$6,736	$6,460	$13,420	$12,831
Life and annuity premiums and contract charges	499	504	1,020	1,000
Net investment income	1,423	1,299	2,807	2,573
Realized capital gains and losses	133	41	249	211
	8,791	8,304	17,496	16,615

Costs and expenses
Property-liability insurance claims and claims expense	4,114	4,021	8,177	8,007
Life and annuity contract benefits	403	378	814	773
Interest credited to contractholder funds	585	480	1,176	950
Amortization of deferred policy acquisition costs	1,201	1,072	2,397	2,127
Operating costs and expenses	753	770	1,553	1,503
Restructuring and related charges	8	16	26	27
Interest expense	82	73	166	147
	7,146	6,810	14,309	13,534

Loss on disposition of operations	(4)	(8)	(8)	(11)

Income from operations before income tax expense and cumulative effect of change in accounting principle, after-tax	1,641	1,486	3,179	3,070

Income tax expense	492	452	907	912

Income before cumulative effect of change in accounting principle, after-tax	1,149	1,034	2,272	2,158

Cumulative effect of change in accounting principle, after-tax	—	—	—	(175)

Net income	$1,149	$1,034	$2,272	$1,983

Earnings per share:

Net income per share - Basic	$1.72	$1.47	$3.38	$2.82

Weighted average shares - Basic	666.5	700.0	672.1	702.3

Net income per share - Diluted	$1.71	$1.47	$3.35	$2.81

Weighted average shares - Diluted	672.6	704.5	677.8	706.8

Cash dividends declared per share	$0.32	$0.28	$0.64	$0.56

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
(in millions except par value data)	2005	2004
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $96,200 and $90,657)	$101,685	$95,715
Equity securities, at fair value (cost $4,579 and $4,566)	5,784	5,895
Mortgage loans	8,200	7,856
Short-term	3,436	4,133
Other	1,763	1,931
Total investments	120,868	115,530

Cash	365	414
Premium installment receivables, net	4,848	4,721
Deferred policy acquisition costs	5,128	4,968
Reinsurance recoverables, net	4,244	4,323
Accrued investment income	1,065	1,014
Property and equipment, net	1,027	1,018
Goodwill	825	825
Other assets	2,232	2,535
Separate Accounts	14,341	14,377
Total assets	$154,943	$149,725

Liabilities
Reserve for property-liability insurance claims and claims expense	$18,795	$19,338
Reserve for life-contingent contract benefits	12,637	11,754
Contractholder funds	59,182	55,709
Unearned premiums	10,083	9,932
Claim payments outstanding	662	787
Other liabilities and accrued expenses	11,118	9,842
Deferred income taxes	614	829
Short-term debt	9	43
Long-term debt	5,178	5,291
Separate Accounts	14,341	14,377
Total liabilities	132,619	127,902

Commitments and Contingent Liabilities (Note 6)

Shareholders’ Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 661 million and 683 million shares outstanding	9	9
Additional capital paid-in	2,798	2,685
Retained income	25,886	24,043
Deferred compensation expense	(143)	(157)
Treasury stock, at cost (239 million and 217 million shares)	(8,682)	(7,372)

Accumulated other comprehensive income:
Unrealized net capital gains and losses	2,836	2,988
Unrealized foreign currency translation adjustments	9	16
Minimum pension liability adjustment	(389)	(389)
Total accumulated other comprehensive income	2,456	2,615
Total shareholders’ equity	22,324	21,823
Total liabilities and shareholders’ equity	$154,943	$149,725

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in millions)	2005	2004
	(Unaudited)

Cash flows from operating activities
Net income	$2,272	$1,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(29)	13
Realized capital gains and losses	(249)	(211)
Loss on disposition of operations	8	11
Cumulative effect of change in accounting principle	—	175
Interest credited to contractholder funds	1,176	950
Changes in:
Policy benefits and other insurance reserves	(433)	261
Unearned premiums	157	284
Deferred policy acquisition costs	(85)	(219)
Premium installment receivables	(130)	(267)
Reinsurance recoverables	76	(242)
Income taxes payable	137	56
Other operating assets and liabilities	268	106
Net cash provided by operating activities	3,168	2,900

Cash flows from investing activities
Proceeds from sales
Fixed income securities	10,260	9,470
Equity securities	2,181	1,538
Investment collections
Fixed income securities	2,951	3,047
Mortgage loans	592	335
Investment purchases
Fixed income securities	(17,021)	(17,323)
Equity securities	(2,135)	(1,660)
Mortgage loans	(919)	(991)
Change in short-term investments, net	276	5
Change in other investments, net	(36)	(9)
Purchases of property and equipment, net	(130)	(78)
Net cash used in investing activities	(3,981)	(5,666)

Cash flows from financing activities
Change in short-term debt, net	(34)	199
Proceeds from issuance of long-term debt	789	4
Repayment of long-term debt	(913)	(6)
Contractholder fund deposits	6,828	6,560
Contractholder fund withdrawals	(4,161)	(3,231)
Dividends paid	(408)	(366)
Treasury stock purchases	(1,513)	(574)
Other	176	109
Net cash provided by financing activities	764	2,695

Net decrease in cash	(49)	(71)
Cash at beginning of period	414	366
Cash at end of period	$365	$295

See notes to condensed consolidated financial statements.

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

The condensed consolidated financial statements and notes as of June 30, 2005, and for the three-month and six-month periods ended June 30, 2005 and 2004 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2005 presentation, certain amounts in the prior year’s condensed consolidated financial statements and notes have been reclassified.

Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities, totaled $20 million and $59 million for the six months ended June 30, 2005 and 2004, respectively.

Adopted accounting standard

Financial Accounting Standards Board Staff Position Nos. FAS 106-1 and FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-1” and “FSP FAS
106-2”)

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 106-2, which supersedes FSP FAS 106-1, to provide guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”).  FSP FAS 106-2, which the Company adopted in the third quarter of 2004, requires reporting entities that elected deferral under FSP FAS 106-1 and are able to determine if their plans are actuarially equivalent to recognize the impact of the Act no later than the first interim or annual reporting period beginning after June 15, 2004.  In January 2005, the Center for Medicare and Medicaid Services issued the final regulations for the Act including the determination of actuarial equivalence.  In the first quarter of 2005, the Company determined that its plans are actuarially equivalent. As a result of the subsidy provided by the Act, the accumulated postretirement benefit obligation (“APBO”) was reduced by $115 million for benefits attributable to past service and the estimated annual net periodic postretirement benefit cost for 2005 will be reduced by $17 million, of which $8 million is amortization of the actuarial experience gain attributable to past service, $4 million is a reduction of current period service cost, and $5 million is the reduction in interest cost on the APBO (see Note 7).

Pending accounting standard

Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”)

In December 2004, the FASB issued SFAS No. 123R, which revises SFAS No. 123 and supersedes APB 25.  SFAS No. 123R eliminates an entity’s ability to account for share-based payments using APB 25 and requires all such transactions to be accounted for using a fair value based method.  In addition, although it does not require use of a binomial lattice model, SFAS No. 123R indicates that a binomial lattice model may be more effective in valuing employee stock options than the Black-Scholes model, which was primarily developed to value publicly traded options.  In the first quarter of 2005, the Company began using a binomial lattice model in place of the Black-Scholes model to determine the fair value of employee stock options.  In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS No. 123R from the first interim or annual period beginning after June 15, 2005 to the next fiscal year beginning after June 15, 2005.  SFAS No. 123R is not expected to have a material impact on the Company’s Condensed Consolidated Statements of Operations or Financial Position.

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

The computation of basic and diluted earnings per share are presented in the following table.

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2005	2004	2005	2004
Numerator (applicable to common shareholders):
Income before cumulative effect of change in accounting principle, after-tax	$1,149	$1,034	$2,272	$2,158
Cumulative effect of change in accounting principle, after-tax	—	—	—	(175)
Net income applicable to common shareholders	$1,149	$1,034	$2,272	$1,983

Denominator:
Weighted average common shares outstanding	666.5	700.0	672.1	702.3
Effect of potential dilutive securities:
Stock options	5.6	4.5	5.3	4.5
Restricted stock units	0.5	—	0.4	—
Weighted average common and dilutive potential common shares outstanding	672.6	704.5	677.8	706.8

Earnings per share—Basic:
Income before cumulative effect of change in accounting principle, after-tax	$1.72	$1.47	$3.38	$3.07
Cumulative effect of change in accounting principle, after-tax	—	—	—	(0.25)
Net income applicable to common shareholders	$1.72	$1.47	$3.38	$2.82

Earnings per share—Diluted:
Income before cumulative effect of change in accounting principle, after-tax	$1.71	$1.47	$3.35	$3.06
Cumulative effect of change in accounting principle, after-tax	—	—	—	(0.25)
Net income applicable to common shareholders	$1.71	$1.47	$3.35	$2.81

Options to purchase 0.2 million and 4.0 million Allstate common shares, with exercise prices ranging from $57.29 to $60.38 and $45.61 to $50.72, were outstanding at June 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share for the three-month periods ended June 30, 2005 and 2004 since inclusion of these options would have an anti-dilutive effect as the options’ exercise prices exceeded the average market price of Allstate common shares in the three-month period.  Options to purchase 0.3 million and 4.2 million Allstate common shares, with exercise prices ranging from $55.01 to $60.38 and $45.29 to $50.72, were outstanding at June 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share for the six-month periods ended June 30, 2005 and 2004 since inclusion of these options would have an anti-dilutive effect.

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

Management believes that the reserve for claims and claims expense, net of reinsurance recoverables, at June 30, 2005 is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by that date.

4.              Reinsurance

Property-liability insurance premiums and life and annuity premiums and contract charges are net of the following reinsurance ceded:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2005	2004	2005	2004

Property-liability insurance premiums earned	$155	$95	$278	$181
Life and annuity premiums and contract charges	172	121	340	283

Property-liability insurance claims and claims expense and life and annuity contract benefits are net of the following reinsurance recoveries:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2005	2004	2005	2004

Property-liability insurance claims and claims expense	$157	$367	$367	$410
Life and annuity contract benefits (1)	127	129	294	222

(1)          Effective January 1, 2004, the Company adopted Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for certain Nontraditional Long Duration Contracts and for Separate Accounts” and, in connection therewith, recorded a cumulative effect of change in accounting principle due to an increase in benefit reserves of $94 million, after-tax ($145 million, pre-tax).  The increase in benefit reserves was comprised of direct, assumed and ceded benefit reserves of $155 million, $4 million and $14 million, respectively.

The Company entered into multi-year reinsurance treaties, effective June 1, 2005, that cover excess catastrophe losses in seven states.  These reinsurance treaties replaced the reinsurance contracts entered into in 2004 that reinsured losses from future catastrophic events in the state of Florida, which expired in May 2005, and five three-year cancelable excess of loss reinsurance contracts that reinsured personal property losses in other states.  In the three months ended June 30, 2005, the Company ceded $14 million of premiums earned under the expiring and cancelled programs and $16 million of premiums earned under the new reinsurance treaties.

Allstate Floridian Insurance Company and its subsidiaries (“AFIC”), a subsidiary of the Company, reached a definitive agreement for a portion of its existing customers to have new policies available from Universal Insurance Company of North America when their existing policies expire and are not renewed.  AFIC is also ceding premiums and losses on these policies through their expiration date under an indemnity reinsurance agreement. In the three months ended June 30, 2005, AFIC ceded $32 million of unearned premiums on the policies subject to the agreement as of the agreement’s inception date and $24 million of premiums written through June 30, 2005.  AFIC ceded $15 million of premiums earned related to these policies in the three months ended June 30, 2005.

In addition, AFIC’s expected retention from the Florida Hurricane Catastrophe Fund for qualifying personal property losses per storm has decreased to an estimated $233 million for the two largest hurricanes and $78 million for other hurricanes compared to AFIC’s per storm retention of $312 million during 2004.

5.              Company Restructuring

The Company undertakes various programs to reduce expenses and increase productivity.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and a non-cash charge resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program.

The following table illustrates the inception to date change in the restructuring liability at June 30, 2005:

(in millions)	Employee costs	Exit costs	Total liability
Liability at inception	$46	$21	$67
Net adjustments to liability	(1)	(3)	(4)
Payments applied against the liability	(37)	(13)	(50)
Liability at June 30, 2005	$8	$5	$13

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

Citizens reported higher losses from the hurricanes that struck Florida in the third quarter of 2004 and a deficit for the 2004 plan year.  When the Citizens Board met on April 21, 2005, they accepted the external audit results and declared a deficit; however, since that time they have taken no action to levy an assessment.  At their June 8, 2005 meeting, they deferred any decision on assessment until new Board members are installed in August 2005. In addition, the state of Florida legislative session concluded on May 6, 2005 without adopting any legislative alternatives to an industry assessment by Citizens to eliminate the deficit.  Based on information available through June 30, 2005 regarding the amount of the estimated deficiency and the Company’s market share, the Company accrued a liability of $43 million in the second quarter of 2005. This assessment is expected to be partially recouped through premiums written in Florida later in 2005 and into 2006.  These recoupments will be recorded in the consolidated financial statements as they are billed.

Guarantees

The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective June 30, 2005, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $19 million at June 30, 2005.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that range from less than one year to three years.  Historically, the Company has not made any material payments pursuant to these guarantees.

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by their par value was $148 million at June 30, 2005.  The obligations associated with these fixed income securities expire at various times during the next seven years.

Lincoln Benefit Life Company (“LBL”), a wholly owned subsidiary of ALIC, has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program.  LBL has issued a repayment guarantee on the outstanding commercial paper balance that is fully collateralized by the cash surrender value of the universal life insurance contracts.  At June 30, 2005, the amount due under the commercial paper program is $301 million and the cash surrender value of the policies is $306 million.  The repayment guarantee expires April 30, 2006.

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

The aggregate liability balance related to all guarantees was not material as of June 30, 2005.

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

Legal and regulatory proceedings and inquiries

Background

The Company and certain of its subsidiaries are named as defendants in a number of lawsuits and other legal proceedings arising out of various aspects of its business.  In addition, from time to time regulatory examinations or inquiries are pending involving the Company.  As background to the “Proceedings” sub-section below, please note the following:

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

•                  In the opinion of the Company’s management, while the ultimate liability in some of these matters in excess of amounts currently reserved may be material to the Company’s operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on the consolidated financial condition of the Company.

Proceedings

There are two active nationwide class action lawsuits against Allstate regarding its specification of after-market (non-original equipment manufacturer) replacement parts in the repair of insured vehicles.  One of these suits alleges that the specification of such parts constitutes breach of contract and fraud, and this suit mirrors to a large degree lawsuits filed against other carriers in the industry.  The plaintiffs allege that after-market parts are not “of like kind and quality” as required by the insurance policy, and they are seeking actual and punitive damages.  The Company has been vigorously defending this lawsuit, but its outcome is uncertain.  In the second lawsuit, plaintiffs allege that Allstate and three co-defendants have violated federal antitrust laws by conspiring to manipulate the price of auto physical damage coverages in such a way that not all savings realized by the use of aftermarket parts are passed on to the policyholders.  These plaintiffs seek actual and treble damages.  In November 2002, a nationwide class was certified in this case.  The defendants filed a petition to appeal the class certification. The Eleventh Circuit Court of Appeals did not reach the question of class certification, but ruled in favor of the defendants and ordered the lower court to dismiss the case on the grounds that under the McCarran-Ferguson Act, the defendants’ alleged actions are not covered by the federal antitrust laws.  The plaintiffs filed a motion for reconsideration and a subsequent motion for en banc reconsideration (appeal to be heard by the Eleventh Circuit in full, not just a panel of judges from the Eleventh Circuit), both of which were denied.  The Company is awaiting further actions, if any, by the plaintiffs.

There are several statewide and nationwide class action lawsuits pending against Allstate alleging that its failure to pay “inherent diminished value” to insureds under the collision, comprehensive, uninsured motorist property damage, or auto property damage liability provisions of auto policies constitutes breach of contract and fraud.  Plaintiffs define “inherent diminished value” as the difference between the market value of the insured automobile before an accident and the market value after repair.  Plaintiffs allege that they are entitled to the payment of inherent diminished value under the terms of the policy.  To a large degree, these lawsuits mirror similar lawsuits filed against other carriers in the industry.  These lawsuits are pending in various state and federal courts, and they are in various stages of development.  Classes have been certified in only two cases.  Both are multi-state class actions.  A trial in one of these multi-state class action cases involving collision and comprehensive coverage concluded on April 29, 2004, with a jury verdict in favor of the Company.  The plaintiffs made a motion for a new trial, which was denied, and have now filed an appeal from the judgment.  In the other certified class action lawsuit, which involves uninsured motorist property damage coverage, the appellate court granted the Company’s petition for review of the order of certification.  That appeal has been briefed and argued, and the Company is awaiting a decision by the court.  The Company has been vigorously defending all of these lawsuits and, since 1998, has been implementing policy language in more than 40 states reaffirming that its collision and comprehensive coverages do not include diminished value claims.  The outcome of these disputes remains uncertain.

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

A number of nationwide and statewide putative class actions are pending against Allstate that challenge Allstate’s use of certain automated database vendors in valuing total loss automobiles. To a large degree, these lawsuits mirror similar lawsuits filed against other carriers in the industry. Plaintiffs allege that flaws in these databases result in valuations to the detriment of insureds. The plaintiffs are seeking actual and punitive damages. The lawsuits are in various stages of development and Allstate has been vigorously defending them, but the outcome of these disputes is currently uncertain.

The Company is defending a putative nationwide class action that alleges that the Company discriminates against non-Caucasian policyholders, through underwriting and rate-making practices including the use of credit, by charging them higher premiums. The Company is also defending a putative statewide class action challenging its use of credit under certain state insurance statutes. The plaintiffs in these cases seek monetary and equitable relief, including actual and punitive damages and injunctive relief. The Company removed the statewide class action to Federal Court. The Fifth Circuit Court of Appeals has recently affirmed the trial court’s denial of the plaintiff’s motion to remand to state court. The Company denies these allegations and has been vigorously defending these lawsuits. The outcome of these disputes is currently uncertain.

Allstate is defending various lawsuits involving worker classification issues. These lawsuits include a number of putative class actions and one certified class action challenging the overtime exemption claimed by the Company under the Fair Labor Standards Act or state wage and hour laws. In these cases, plaintiffs seek monetary relief, such as penalties and liquidated damages, and non-monetary relief, such as injunctive relief and an accounting. These class actions mirror similar lawsuits filed against other carriers in the industry and other employers, some of which have been settled recently. The one certified class action against Allstate is based on California law. In this case, the trial court found Allstate liable. Allstate believes it should prevail on appeal. However, before Allstate can appeal the liability issue, the case must first proceed to a jury trial on damages. In mid-May at the trial court’s recommendation, the parties entered into mediation but failed to come to agreement. The discussions were subsequently reopened, and, on June 24, 2005, the parties reached a tentative agreement to settle the case. The court then postponed the trial until September 12, 2005, to allow the parties time to work out the details of the tentative settlement. The court must still approve any final settlement reached by the parties. With respect to this matter, Allstate established an accrual in the second quarter of 2005 to settle the case for $120 million, including attorney fees and other costs. Allstate is continuing to vigorously defend its various other worker classification lawsuits. The outcome of all these disputes is currently uncertain.

The Company is defending certain matters relating to the Company’s agency program reorganization announced in 1999.  These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws, a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations, and a lawsuit filed in October 2004 by the EEOC alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization. The Company is also defending another action, in which a class was certified, filed by former employee agents who terminated their employment prior to the agency program reorganization.  These plaintiffs have asserted breach of contract and ERISA claims, and are seeking actual damages including benefits under Allstate employee benefit plans and payments provided in connection with the reorganization, as well as punitive damages.  In late March 2004, in the first EEOC lawsuit and class action lawsuit, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to Allstate “any and all benefits received by the [agent] in exchange for signing the release.”  The court also “concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order.  The case otherwise remains pending.  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue.  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and has been reversed and remanded to the trial court in April 2005.  In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  Allstate has been vigorously defending these lawsuits and other matters related to its agency program reorganization.  In addition, Allstate has been defending certain matters relating to its life agency program reorganization announced in 2000.  These matters have been the subject of an investigation by the EEOC with respect to allegations of age discrimination and retaliation and conciliation discussions between Allstate and the EEOC.  The outcome of these disputes is currently uncertain.

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

Asbestos and environmental

Allstate’s reserves for asbestos claims were $1.35 billion and $1.46 billion, net of reinsurance recoverables of $870 million and $963 million at June 30, 2005 and December 31, 2004, respectively.  Reserves for environmental claims were $221 million and $232 million, net of reinsurance recoverables of $45 million and $49 million at June 30, 2005 and December 31, 2004, respectively.  Approximately 63% and 62% of the total net asbestos and environmental reserves at June 30, 2005 and December 31, 2004, respectively, were for incurred but not reported estimated losses.

Management believes its net loss reserves for environmental, asbestos and other discontinued lines exposures are appropriately established based on available facts, technology, laws and regulations.  However, establishing net loss reserves for asbestos, environmental and other discontinued lines claims is subject to uncertainties that are greater than those presented by other types of claims. Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, unresolved legal issues regarding the determination, availability and timing of exhaustion of policy limits, plaintiffs’ evolving and expanding theories of liability, availability and collectibility of recoveries from reinsurance, retrospectively determined premiums and other contractual agreements, and estimating the extent and timing of any contractual liability, and other uncertainties. There are also complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are covered, or were ever intended to be covered, and could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean-up costs represent insured property damage.  Management believes these issues are not likely to be resolved in the near future, and the ultimate cost may vary materially from the amounts currently recorded resulting in an increase in loss reserves.  In addition, while the Company believes that improved actuarial techniques and databases have assisted in its ability to estimate asbestos, environmental, and other discontinued lines net loss reserves, these refinements may subsequently prove to be inadequate indicators of the extent of probable losses.  Due to the uncertainties and factors described above, management believes it is not practicable to develop a meaningful range for any such additional net loss reserves that may be required.

7.              Components of Net Periodic Pension and Postretirement Benefit Costs

The components of net periodic cost for the Company’s pension and postretirement benefit plans for the six months ended June 30 are as follows:

	Pension benefits		Postretirement benefits
(in millions)	2005	2004	2005	2004

Service cost (1)	$110	$78	$19	$14
Interest cost	141	132	33	36
Expected return on plan assets	(156)	(144)	—	—
Amortization of:
Prior service costs	(1)	(1)	(1)	(1)
Net loss	66	58	4	6
Settlement loss	18	23	—	—

Net periodic cost	$178	$146	$55	$55

(1)          In the six months ended June 30, 2005, the Company recognized $19 million and $4 million pretax for pension and postretirement benefits, respectively, related to a non-recurring increase in liability for future benefits of a discontinued benefit plan.

As a result of the subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the net periodic postretirement benefit cost for the three-month and six-month periods ended June 30, 2005 was reduced by $6 million, of which $1 million is a reduction of current period service cost, $2 million is the reduction in interest cost on the APBO and $3 million is amortization of the actuarial experience gain attributable to past service (see Note 1).

8.              Equity Incentive Plans

The following table illustrates the effect on net income and earnings per share as if the fair value based method, adopted prospectively by the Company on January 1, 2003, had been applied to all outstanding and unvested options in each period.

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2005	2004	2005	2004

Net income, as reported	$1,149	$1,034	$2,272	$1,983
Add: Employee stock option expense included in reported net income, after-tax (1)	7	6	17	9
Deduct: Total employee stock option expense determined under fair value based method for all awards, after-tax	(10)	(11)	(24)	(20)
Pro forma net income	$1,146	$1,029	$2,265	$1,972

Earnings per share—Basic:
As reported	$1.72	$1.47	$3.38	$2.82
Pro forma	1.72	1.47	3.37	2.81

Earnings per share—Diluted:
As reported	$1.71	$1.47	$3.35	$2.81
Pro forma	1.70	1.46	3.34	2.79

(1)          In the three-month and six-month periods ended June 30, 2005, the Company recognized a total of $6 million and $16 million after-tax, respectively, related to the acceleration of deferred compensation expense on unvested stock awards granted to retirement eligible employees, including $4 million and $9 million after-tax, respectively, on unvested stock options (included in the table above) and $2 million and $7 million after-tax, respectively, on restricted stock.

9.              Business Segments

Summarized revenue data for each of the Company’s business segments are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2005	2004	2005	2004

Revenues
Property-Liability
Property-liability insurance premiums earned
Standard auto	$4,040	$3,847	$8,032	$7,633
Non-standard auto	448	508	907	1,025
Auto	4,488	4,355	8,939	8,658
Homeowners	1,579	1,449	3,143	2,877
Other	672	654	1,339	1,293
Allstate Protection	6,739	6,458	13,421	12,828
Discontinued Lines and Coverages	(3)	2	(1)	3
Total property-liability insurance premiums earned	6,736	6,460	13,420	12,831
Net investment income	443	443	879	867
Realized capital gains and losses	109	109	222	300
Total Property-Liability	7,288	7,012	14,521	13,998

Allstate Financial
Life and annuity premiums and contract charges
Traditional life	64	89	136	165
Immediate annuities with life contingencies	50	66	123	143
Accident and health and other	108	97	212	190
Total life and annuity premiums	222	252	471	498
Interest-senstive life	195	177	385	353
Fixed annuities	16	14	33	28
Variable annuities	66	61	131	121
Total contract charges	277	252	549	502
Total life and annuity premiums and contract charges	499	504	1,020	1,000
Net investment income	946	833	1,864	1,654
Realized capital gains and losses	24	(61)	25	(84)
Total Allstate Financial	1,469	1,276	2,909	2,570

Corporate and Other
Service fees	2	3	4	6
Net investment income	34	23	64	52
Realized capital gains and losses	—	(7)	2	(5)
Total Corporate and Other before reclassification of service fees	36	19	70	53
Reclassification of service fees (1)	(2)	(3)	(4)	(6)
Total Corporate and Other	34	16	66	47
Consolidated Revenues	$8,791	$8,304	$17,496	$16,615

(1)          For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2005	2004	2005	2004

Income before cumulative effect of change in accounting principle, after-tax
Property-Liability
Underwriting income (loss)
Allstate Protection	$1,019	$1,207	$2,009	$2,077
Discontinued Lines and Coverages	(25)	(319)	(34)	(324)
Total underwriting income	994	888	1,975	1,753
Net investment income	443	443	879	867
Income tax expense on operations	(435)	(395)	(833)	(772)
Realized capital gains and losses, after-tax	71	71	149	203
Property-Liability income before cumulative effect of change in accounting principle, after-tax	1,073	1,007	2,170	2,051

Allstate Financial
Life and annuity premiums and contract charges	499	504	1,020	1,000
Net investment income	946	833	1,864	1,654
Periodic settlements and accruals on non-hedge derivative instruments	16	12	35	18
Contract benefits and interest credited to contractholder funds	(981)	(856)	(1,958)	(1,720)
Operating costs and expenses and amortization of deferred policy acquisition costs	(274)	(297)	(549)	(559)
Restructuring and related charges	—	(4)	—	(4)
Income tax expense on operations	(69)	(66)	(126)	(131)
Operating income	137	126	286	258
Realized capital gains and losses, after-tax	15	(43)	16	(57)
Deferred policy acquisition costs and deferred sales inducements amortization relating to realized capital gains and losses, after-tax	(43)	(3)	(104)	(13)
Non-recurring increase in liability for future benefits, after-tax (1)	—	—	(22)	—
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(10)	(7)	(22)	(11)
Loss on disposition of operations, after-tax	(2)	(15)	(4)	(17)
Allstate Financial income before cumulative effect of change in accounting principle, after-tax	97	58	150	160

Corporate and Other
Service fees (2)	2	3	4	6
Net investment income	34	23	64	52
Operating costs and expenses	(85)	(79)	(173)	(159)
Income tax benefit on operations	27	27	55	51
Operating loss	(22)	(26)	(50)	(50)
Realized capital gains and losses, after-tax	1	(5)	2	(3)
Corporate and Other loss before cumulative effect of change in accounting principle, after-tax	(21)	(31)	(48)	(53)
Consolidated income before cumulative effect of change in accounting principle, after-tax	$1,149	$1,034	$2,272	$2,158

(1)          The non-recurring increase in liability for future benefits is for a discontinued benefit plan (see Note 7 for impact to pension and postretirement benefits).

(2)          For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

10.       Other Comprehensive Income

The components of other comprehensive income (loss) on a pretax and after-tax basis are as follows:

	Three months ended June 30,
	2005			2004
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized net holding gains (losses) arising during the period	$1,333	$(466)	$867	$(2,099)	$734	$(1,365)
Less: reclassification adjustments	218	(76)	142	43	(15)	28
Unrealized net capital gains (losses)	1,115	(390)	725	(2,142)	749	(1,393)
Unrealized foreign currency translation adjustments	(6)	2	(4)	(7)	2	(5)
Other comprehensive income (loss)	$1,109	$(388)	721	$(2,149)	$751	(1,398)

Net income			1,149			1,034

Comprehensive income (loss)			$1,870			$(364)

	Six months ended June 30,
	2005			2004
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized net holding gains (losses) arising during the period	$(6)	$2	$(4)	$(1,420)	$497	$(923)
Less: reclassification adjustments	228	(80)	148	256	(89)	167
Unrealized net capital gains (losses)	(234)	82	(152)	(1,676)	586	(1,090)
Unrealized foreign currency translation adjustments	(11)	4	(7)	(9)	3	(6)
Other comprehensive income (loss)	$(245)	$86	(159)	$(1,685)	$589	(1,096)

Net income			2,272			1,983

Comprehensive income			$2,113			$887

11.       Debt Outstanding

In May 2005, the Company issued $800 million of 5.55% senior notes due 2035.  The net proceeds of this issuance will be used for general corporate purposes, including funding the repayment of a portion of the $900 million of 7.875% senior notes, which were repaid at their scheduled maturity, May 1, 2005.

In July 2005, the Company liquidated its consolidated investment management variable interest entity.  As a result of the liquidation, long-term debt and assets decreased by $279 million and $305 million (of which $298 million was classified as investments), respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Allstate Corporation:

We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of June 30, 2005, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004.  These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

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
August 3, 2005

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

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

HIGHLIGHTS

•    Net income per diluted share increased 16.3% to $1.71 in the second quarter of 2005 from $1.47 in the second quarter of last year, and 19.2% to $3.35 in the first six months of 2005 from $2.81 in the first six months of last year.  Net income per diluted share before the cumulative effect of change in accounting principle, after-tax increased 9.5% to $3.35 in the first six months of 2005 from $3.06 in the first six months of last year.

•    Property-Liability premiums earned increased $276 million or 4.3% to $6.74 billion in the second quarter of 2005 from $6.46 billion in the second quarter of 2004 and increased $589 million or 4.6% to $13.42 billion for the first six months of 2005 from $12.83 billion for the first six months of 2004.

•    The Property-Liability combined ratio improved 1.1 points to 85.2 in the second quarter of 2005 and 1.0 points to 85.3 in the first six months of 2005 compared to the same periods last year.

•    Allstate Financial net income increased $39 million to $97 million in the second quarter of 2005 compared to $58 million in the second quarter of 2004 and was $150 million for the first six months of 2005 compared to a loss of $15 million for the first six months of 2004 due to $175 million cumulative effect of change in accounting principle, after-tax for the adoption of AICPA Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” in the first quarter of 2004.

•    Allstate Financial investments increased 6.7% as of June 30, 2005 compared to December 31, 2004 due primarily to increased contractholder funds and, to a lesser extent, increased funds associated with securities lending.

•    Net realized capital gains were $133 million in the second quarter of 2005 compared to $41 million in the second quarter of 2004.  Net realized capital gains were $249 million in the first six months of 2005 compared to $211 million in the first six months of 2004.

•    For the twelve months ended June 30, 2005, return on equity declined 1.1 points to 16.1% from 17.2% for the twelve months ended June 30, 2004.  This decline is due to the hurricane losses incurred in the third quarter of 2004, which are included in our trailing twelve month calculation.  Return on equity for the twelve months ended March 31, 2005 was 15.6%.

CONSOLIDATED NET INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004

Revenues
Property-liability insurance premiums earned	$6,736	$6,460	$13,420	$12,831
Life and annuity premiums and contract charges	499	504	1,020	1,000
Net investment income	1,423	1,299	2,807	2,573
Realized capital gains and losses	133	41	249	211
Total revenues	8,791	8,304	17,496	16,615

Costs and expenses
Property-liability insurance claims and claims expense	(4,114)	(4,021)	(8,177)	(8,007)
Life and annuity contract benefits	(403)	(378)	(814)	(773)
Interest credited to contractholder funds	(585)	(480)	(1,176)	(950)
Amortization of deferred policy acquisition costs	(1,201)	(1,072)	(2,397)	(2,127)
Operating costs and expenses	(753)	(770)	(1,553)	(1,503)
Restructuring and related charges	(8)	(16)	(26)	(27)
Interest expense	(82)	(73)	(166)	(147)
Total costs and expenses	(7,146)	(6,810)	(14,309)	(13,534)

Loss on disposition of operations	(4)	(8)	(8)	(11)
Income tax expense	(492)	(452)	(907)	(912)
Cumulative effect of change in accounting principle, after-tax	—	—	—	(175)
Net income	$1,149	$1,034	$2,272	$1,983

Property-Liability	$1,073	$1,007	$2,170	$2,051
Allstate Financial	97	58	150	(15)
Corporate and Other	(21)	(31)	(48)	(53)
Net income	$1,149	$1,034	$2,272	$1,983

PROPERTY-LIABILITY HIGHLIGHTS

•      Premiums written increased 3.7% in the second quarter of 2005 over the second quarter of 2004 and 3.8% in the first six months of 2005 over the first six months of 2004, primarily due to increases in the Allstate brand standard auto and homeowners policies in force (“PIF”) and average premiums.  Premiums written grew 4.5% adjusted for the cost of excess catastrophe reinsurance programs and business ceded to Universal Insurance Company of North America (“Universal”).  Allstate brand standard auto and homeowners new business premiums written decreased 1.7% and 9.6%, respectively, in the second quarter of 2005 and 3.0% and 7.0%, respectively, in the first six months of 2005, over the same periods of 2004, primarily due to declines in certain markets from proactive risk management actions and competitive pressures.  Allstate brand standard auto and homeowners premiums written increased 5.3% and 8.1%, respectively, in the second quarter of 2005 and 5.3% and 8.2%, respectively, in the first six months of 2005, over the same periods of 2004.  Premiums written is an operating measure that is defined and reconciled to premiums earned on page 21.

•      Growth in PIF from June 30, 2004 to June 30, 2005 for Allstate brand standard auto and homeowners was 4.2% and 5.4%, respectively, and total Allstate brand personal lines PIF increased 3.4%.  The Allstate brand standard auto renewal ratio was 90.8 in the second quarter of 2005 compared to 91.0 in the second quarter of 2004 and a comparable 90.7 in the first six months of 2005 and 2004.  The Allstate brand homeowners renewal ratio was

88.3 in the second quarter of 2005 compared to 88.2 in the second quarter of 2004 and 88.4 in the first six months of 2005 compared to 88.1 in the first six months of 2004.  The PIF and renewal ratio results exclude impacts from Allstate Canada.

•      Property-Liability underwriting income was $994 million in the second quarter of 2005 compared to $888 million in the second quarter of 2004 due to higher premiums earned, favorable claim frequencies, lower catastrophes, and favorable reserve reestimates related to prior years, partially offset by a $120 million accrual for the anticipated settlement of a worker classification lawsuit.  The combined ratio improved 1.1 points to 85.2 in the second quarter of 2005.  Property-Liability underwriting income was $1.98 billion in the first six months of 2005 compared to $1.75 billion in the first six months of 2004 due to higher premiums earned, favorable claim frequencies, lower catastrophes, and favorable reserve reestimates related to prior years, partially offset by increased severity of current year claims and an accrual for the anticipated settlement of a worker classification lawsuit.  The combined ratio improved 1.0 points to 85.3 in the first six months in 2005.  Underwriting income, a measure that is not based on generally accepted accounting principles (“GAAP”), is defined on page 19.

•      Catastrophe losses in the second quarter of 2005 totaled $146 million compared to $248 million in the same period of 2004.  Catastrophe losses in the first six months of 2005 totaled $310 million compared to $350 million in the same period of 2004.  The effect of catastrophe losses on the combined ratio was 2.2 points and 3.8 points in the first quarter of 2005 and 2004, respectively, and 2.3 points and 2.7 points in the first six months of 2005 and 2004, respectively.  Catastrophe losses in the second quarter of 2005 include an accrual of $43 million ($28 million after-tax and $0.04 per diluted share) for anticipated assessments from Citizens Property Insurance Corporation in the state of Florida.  This assessment is expected to be partially recovered through premiums written in the state later this year and into 2006.

•      The Encompass brand combined ratio improved 0.6 points to 91.5 in the second quarter of 2005 and 2.1 points to 92.7 in the first six months of 2005 compared to the same periods of last year, while Encompass brand standard auto PIF declined 4.4% compared to June 30, 2004.

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

Underwriting income (loss), a measure that is not based on GAAP and is reconciled to net income on page 20, is calculated as premiums earned, less claims and claims expense (“losses”), amortization of deferred policy acquisition costs (“DAC”), operating costs and expenses and restructuring and related charges, as determined using GAAP.  We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results.  It is also an integral component of incentive compensation.  It is useful for investors to evaluate the components of income separately and in the aggregate when reviewing performance.  Underwriting income (loss) should not be considered as a substitute for net income and does not reflect the overall profitability of the business.  Net income is the most directly comparable GAAP measure.

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

•      Effect of catastrophe losses on combined ratio – the percentage of catastrophe losses included in claims and claims expenses to premiums earned.

•      Effect of pretax reserve reestimates on combined ratio – the percentage of pretax reserve reestimates included in claims and claims expense to premiums earned.

•      Effect of restructuring and related charges on combined ratio – the percentage of restructuring and related charges to premiums earned.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratios)	2005	2004	2005	2004
Premiums written	$6,993	$6,741	$13,575	$13,074
Revenues
Premiums earned	$6,736	$6,460	$13,420	$12,831
Net investment income	443	443	879	867
Realized capital gains and losses	109	109	222	300
Total revenues	7,288	7,012	14,521	13,998

Costs and expenses
Claims and claims expense	(4,114)	(4,021)	(8,177)	(8,007)
Amortization of DAC	(1,020)	(949)	(2,032)	(1,873)
Operating costs and expenses	(600)	(590)	(1,210)	(1,175)
Restructuring and related charges	(8)	(12)	(26)	(23)
Total costs and expenses	(5,742)	(5,572)	(11,445)	(11,078)

Income tax expense	(473)	(433)	(906)	(869)
Net income	$1,073	$1,007	$2,170	$2,051

Underwriting income	$994	$888	$1,975	$1,753
Net investment income	443	443	879	867
Income tax expense on operations	(435)	(395)	(833)	(772)
Realized capital gains and losses, after-tax	71	71	149	203
Net income	$1,073	$1,007	$2,170	$2,051

Catastrophe losses	$146	$248	$310	$350

GAAP operating ratios
Claims and claims expense (“loss”) ratio	61.1	62.3	60.9	62.4
Expense ratio	24.1	24.0	24.4	23.9
Combined ratio	85.2	86.3	85.3	86.3
Effect of catastrophe losses on combined ratio Effect of catastrophe losses on combined ratio	2.2	3.8	2.3	2.7
Effect of pretax reserve reestimates on combined ratio	(1.4)	(1.2)	(1.3)	(1.0)
Effect of restructuring and related charges on combined ratio	0.1	0.2	0.2	0.2
Effect of Discontinued Lines and Coverages on combined ratio	0.3	5.0	0.3	2.5

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

A reconciliation of premiums written to premiums earned is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004

Premiums written:
Allstate Protection	$6,993	$6,740	$13,574	$13,072
Discontinued Lines and Coverages	—	1	1	2
Property-Liability premiums written	6,993	6,741	13,575	13,074
Increase in unearned premiums	(264)	(288)	(155)	(246)
Other	7	7	—	3
Property-Liability premiums earned	$6,736	$6,460	$13,420	$12,831

Premiums earned:
Allstate Protection	$6,739	$6,458	$13,421	$12,828
Discontinued Lines and Coverages	(3)	2	(1)	3
Property-Liability	$6,736	$6,460	$13,420	$12,831

ALLSTATE PROTECTION SEGMENT

As we continue to use Tiered Pricing, which includes our Strategic Risk Management, and underwriting, the distinctions between standard and non-standard will become less important in certain states.  For this reason, we are shifting our managerial focus and believe it is useful for investors to analyze auto results that aggregate our standard and non-standard business.  However, we will continue to provide results for standard and non-standard auto.  Generally, standard auto customers are expected to have lower risks of loss than non-standard auto customers.  Our strategy for the Encompass brand focuses on those markets that give us the best opportunity to grow profitably, in part by using Tiered Pricing.  The integration of Encompass policies onto Allstate systems has resulted in a different counting process for PIF.  As a result, percent changes in PIF and average premium and the renewal ratio are subject to some distortion until the integration is fully complete.

Premiums written by brand are shown in the following tables.

	Three Months Ended June 30,
	2005			2004
(in millions)	New	Renewal	Total	New	Renewal	Total

Allstate brand:
Standard auto	$337	$3,399	$3,736	$343	$3,205	$3,548
Non-standard auto	66	336	402	72	382	454
Auto	403	3,735	4,138	415	3,587	4,002
Homeowners	207	1,405	1,612	229	1,262	1,491
Other personal lines	128	558	686	165	530	695
Total Allstate brand	738	5,698	6,436	809	5,379	6,188

Encompass brand:
Standard auto	71	242	313	59	266	325
Non-standard auto (Deerbrook)	9	21	30	13	26	39
Auto	80	263	343	72	292	364
Homeowners	22	143	165	19	128	147
Other personal lines	15	34	49	11	30	41
Total Encompass brand	117	440	557	102	450	552

Total Allstate Protection premiums written	$855	$6,138	$6,993	$911	$5,829	$6,740

	Six Months Ended June 30,
	2005			2004
(in millions)	New	Renewal	Total	New	Renewal	Total

Allstate brand:
Standard auto	$637	$6,897	$7,534	$657	$6,498	$7,155
Non-standard auto	134	694	828	146	781	927
Auto	771	7,591	8,362	803	7,279	8,082
Homeowners	372	2,498	2,870	400	2,252	2,652
Other personal lines	252	1,044	1,296	310	998	1,308
Total Allstate brand	1,395	11,133	12,528	1,513	10,529	12,042

Encompass brand:
Standard auto	135	460	595	104	501	605
Non-standard auto (Deerbrook)	19	43	62	30	52	82
Auto	154	503	657	134	553	687
Homeowners	40	260	300	32	234	266
Other personal lines	26	63	89	21	56	77
Total Encompass brand	220	826	1,046	187	843	1,030

Total Allstate Protection premiums written	$1,615	$11,959	$13,574	$1,700	$11,372	$13,072

Standard auto premiums written increased 4.5% to $4.05 billion in the three months ended June 30, 2005 from $3.87 billion in the same period of 2004 and 4.8% to $8.13 billion during the first six months of 2005 as compared to $7.76 billion in the first six months of 2004.

	Allstate brand		Encompass brand
Standard Auto	2005	2004	2005	2004
Three Months Ended June 30,
New business premiums ($ millions)	$337	$343	$71	$59
New business premiums (% change)	(1.7)	29.9	20.3	59.5
Renewal business premiums ($ millions)	$3,399	$3,205	$242	$266
Renewal ratio(1) (2)	90.8	91.0	75.2	78.4
PIF (% change)(1) (2)	4.2	4.9	(4.4)	(5.9)
Average premium (% change)(1) (2)	1.6	0.9	13.6	16.4

Six Months Ended June 30,
New business premiums ($ millions)	$637	$657	$135	$104
New business premiums (% change)	(3.0)	36.0	29.8	55.2
Renewal business premiums ($ millions)	$6,897	$6,498	$460	$501
Renewal ratio(1) (2)	90.7	90.7	74.6	79.5
PIF (% change)(1) (2)	4.2	4.9	(4.4)	(5.9)
Average premium (% change)(1) (2)	1.4	1.7	13.6	16.2

(1)   Allstate brand statistic excludes business written by Allstate Canada and Allstate Motor Club.

(2)   Revised to reflect new counting methodology for Encompass brand.  PIF, renewal ratio and average gross premium are subject to some distortion due to continued integration of systems.

Allstate brand standard auto new business premiums written declined for the three months ended June 30, 2005 and in the first six months of 2005 compared to the same periods of 2004, primarily due to declines in certain markets from proactive risk management actions and competitive pressures.  For example, in Florida cross-selling opportunities have decreased due to the declines in our homeowners business in that market and we are continuing to experience a decline in New Jersey due to new entrants in that market.  Allstate brand standard auto new business premiums grew 2.1% for the three months ended June 30, 2005 and 0.6% in the first six months of 2005, excluding New Jersey and Florida, and increased in approximately 60% of the states.

The increase in Allstate brand standard auto PIF as of June 30, 2005 as compared to June 30, 2004 is the result of increases in renewal business, new business related to the implementation of a broader marketing approach in most of the U.S and a decrease in rate activity.

The increase in the Allstate brand standard auto average premium for the three months ended June 30, 2005 and in the first six months of 2005 compared to the same periods of 2004 is primarily due to higher average renewal premiums.  The rate of increase in average premium has declined over time due to the decrease in rate activity.

Encompass brand standard auto new business premiums written increased for the three months ended June 30, 2005 and in the first six months of 2005 compared to the same periods of 2004 due to increases in new PIF and rate activity, the effect of which is declining due to the decrease in rate change activity.  We expect the rate of decline in Encompass brand standard auto PIF to moderate as our profit improvement actions position us to pursue growth opportunities in this channel.

We continue to pursue rate changes in all locations when indicated.  At the same time, we continue to expand the number of tiers used in our Tiered Pricing programs, which tends to result in lower net rate changes.  The following table shows the annual impact of net rate changes that were approved for standard auto during the three-month and six-month periods ended June 30, 2005.

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	#of States	Countrywide (%)(1)	State Specific (%)(2)	# of States	Countrywide (%)(1)	State Specific (%)(2)
Allstate brand(3)	9	—	0.1	15	0.2	0.6
Encompass brand	6	0.2	2.3	15	0.3	0.9

(1)   Represents the impact in the states where rate changes were approved during the three months ended June 30, 2005 and the first six months of 2005 as a percentage of total countrywide year-end premiums written.

(2)   Represents the impact in the states where rate changes were approved during the three months ended June 30, 2005 and the first six months of 2005 as a percentage of total year-end premiums written in those states.

(3)   Excluding the impact of a rate reduction in the state of New York effective July 2005, the countrywide rate change is 0.3% for the three months ended June 30, 2005 and 0.5% for the first six months of 2005, and the state specific rate change is 3.7% for the three months ended June 30, 2005 and 3.4% for the first six months of 2005.

Non-standard auto premiums written decreased 12.4% to $432 million for the three months ended June 30, 2005 from $493 million in the same period of 2004 and 11.8% to $890 million during the first six months of 2005 as compared to $1.01 billion in the first six months of 2004.

	Allstate Brand		Encompass brand (Deerbrook)
Non-Standard Auto	2005	2004	2005	2004
Three Months Ended June 30,
New business premiums ($ millions)	$66	$72	$9	$13
New business premiums (% change)	(8.3)	(2.7)	(30.8)	(48.0)
Renewal business premiums ($ millions)	$336	$382	$21	$26
Renewal ratio(1)	78.4	78.3	65.1	62.1
PIF (% change)(1)	(11.7)	(13.8)	(18.9)	(1.4)
Average premium (% change)(1)	(0.1)	2.5	(6.0)	(6.5)

Six Months Ended June 30,
New business premiums ($ millions)	$134	$146	$19	$30
New business premiums (% change)	(8.2)	(2.0)	(36.7)	(37.5)
Renewal business premiums ($ millions)	$694	$781	$43	$52
Renewal ratio(1)	78.2	78.4	64.8	61.3
PIF (% change)(1)	(11.7)	(13.8)	(18.9)	(1.4)
Average premium (% change)(1)	(0.1)	1.7	(5.9)	(6.3)

(1)   Allstate brand statistic excludes business written by Allstate Canada.

Declines in Allstate brand non-standard auto renewal business premiums during the three months ended June 30, 2005 and the first six months of 2005 compared to the same periods of 2004 are primarily due to a decline in PIF.  Renewal PIF declined because new business production in prior periods was insufficient to make up for an inherently low renewal ratio in this business, and new business PIF declined due to continued agent focus on our standard auto business.  The decline in average premium during the three months ended June 30, 2005 and first six months of 2005 compared to the same periods of 2004 is due to the decrease in rate activity.

Encompass brand (Deerbrook) non-standard premiums written have decreased in the three months ended June 30, 2005 and in the first six months of 2005 compared to the same periods of 2004 primarily because of declines in new business.

We continue to pursue rate changes in all locations when indicated.  At the same time, we continue to expand the number of tiers used in our Tiered Pricing programs, which tends to result in lower net rate changes.  The following table shows the annual impact of net rate changes that were approved for non-standard auto during the three-month and six-month periods ended June 30, 2005.

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	#of States	Countrywide (%)(1)	State Specific (%)(2)	# of States	Countrywide (%)(1)	State Specific (%)(2)
Allstate brand	2	(0.2)	(4.3)	3	(0.2)	(3.9)
Encompass brand	—	—	—	—	—	—

(1)   Represents the impact in the states where rate changes were approved during the three months ended June 30, 2005 and first six months of 2005 as a percentage of total countrywide year-end premiums written.

(2)   Represents the impact in the states where rate changes were approved during the three months ended June 30, 2005 and first six months of 2005 as a percentage of total year-end premiums written in those states.

Auto premiums written increased 2.6% to $4.48 billion in the three months ended June 30, 2005 from $4.37 billion in the same period of 2004 and 2.9% to $9.02 billion during the first six months of 2005 as compared to $8.77 billion in the first six months of 2004.  Auto includes standard auto and non-standard auto business.

	Allstate brand		Encompass brand
Auto	2005	2004	2005	2004
Three Months Ended June 30,
New business premiums ($ millions)	$403	$415	$80	$72
New business premiums (% change)	(2.9)	22.8	11.1	16.1
Renewal business premiums ($ millions)	$3,735	$3,587	$263	$292
Renewal ratio(1) (2)	89.9	89.9	73.8	75.8
PIF (% change)(1) (2)	3.0	3.2	(5.8)	(5.4)
Average premium (% change)(1) (2)	0.8	0.3	12.3	13.0

Six Months Ended June 30,
New business premiums ($ millions)	$771	$803	$154	$134
New business premiums (% change)	(4.0)	27.1	14.9	16.5
Renewal business premiums ($ millions)	$7,591	$7,279	$503	$553
Renewal ratio(1) (2)	89.8	89.6	73.1	76.6
PIF (% change)(1) (2)	3.0	3.2	(5.8)	(5.4)
Average premium (% change)(1) (2)	0.7	0.8	12.0	12.7

(1)   Allstate brand statistic excludes business written by Allstate Canada and Allstate Motor Club.

(2)   Revised to reflect new counting methodology for Encompass brand.  PIF, renewal ratio and average gross premium are subject to some distortion due to continued integration of systems.

The following table shows the annual impact of net rate changes that were approved for auto (standard and non-standard) during the three-month and six-month periods ended June 30, 2005.

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	#of States	Countrywide (%)(1)	State Specific (%)(2)	# of States	Countrywide (%)(1)	State Specific (%)(2)
Allstate brand	9	—	—	16	0.1	0.5
Encompass brand	6	0.2	2.3	15	0.2	0.9

(1)   Represents the impact in the states where rate changes were approved during the three months ended June 30, 2005 and first six months of 2005 as a percentage of total countrywide year-end premiums written.

(2)   Represents the impact in the states where rate changes were approved during the three months ended June 30, 2005 and first six months of 2005 as a percentage of total year-end premiums written in those states.

Homeowners premiums written increased 8.5% to $1.78 billion in the three months ended June 30, 2005 from $1.64 billion in the same period of 2004 and 8.6% to $3.17 billion during the first six months of 2005 as compared to $2.92 billion in the first six months of 2004.  For the three months and six months ended June 30, 2005, growth in Allstate Protection premiums written from the prior year periods was negatively impacted by reinsurance transactions totaling 0.8% and 0.5%, respectively.  Reinsurance transactions are included in renewal premiums.

New homeowners reinsurance programs related to our risk management strategies commenced during the second quarter of 2005, impacting premiums written.  We entered into multi-year reinsurance treaties, effective June 1, 2005, that cover excess catastrophe losses in seven states, including Florida, New York, New Jersey, Connecticut, Texas, North Carolina and South Carolina.  The cost of these treaties is approximately $190 million per year, or $48 million per quarter.  The previous treaties had a quarterly impact on premiums written of $23 million.  The second quarter impact of these treaties on premiums written was $30 million and $5 million in 2005 and 2004, respectively.  Also, Allstate Floridian Insurance Company and its subsidiaries (“Allstate Floridian”), a subsidiary of the Company, reached a definitive agreement for a portion of existing Allstate Floridian customers to have new policies available from Universal when their existing policies expire and are not renewed.  This program includes approximately 95,000 policyholders, or approximately 1% of Allstate brand homeowners PIF.  Allstate Floridian is also ceding premiums and losses on these policies through their expiration date.  The impact of this agreement on the second quarter premiums written was $24 million.

Our risk management strategies have decreased our catastrophic risk in the state of Florida, including our expected per storm retention from the Florida Hurricane Catastrophe Fund.  For the current year, Allstate Floridian's expected retention for qualifying personal property losses per storm is an estimated $233 million for the two largest hurricanes and $78 million for other hurricanes.  This compares to Allstate Floridian's per storm retention of $312 million during the prior year.  We continue to consider other risk management actions including the expanded use of alternative markets and the acquisition of additional reinsurance to cover our major catastrophe risks such as hurricanes and earthquakes, including assessments from the California Earthquake Authority.

Homeowners	Allstate brand		Encompass brand
Three Months Ended June 30,	2005	2004	2005	2004
New business premiums ($millions)	$207	$229	$22	$19
New business premiums (% change)	(9.6)	31.6	15.8	90.0
Renewal business premiums ($millions)	$1,405	$1,262	$143	$128
Renewal ratio(1) (2)	88.3	88.2	87.2	90.8
PIF (% change)(1) (2)	5.4	5.7	4.0	(1.8)
Average premium (% change)(1) (2)	5.3	3.6	10.4	12.9

Six Months Ended June 30,	2005	2004	2005	2004
New business premiums ($millions)	$372	$400	$40	$32
New business premiums (% change)	(7.0)	36.1	25.0	77.8
Renewal business premiums ($millions)	$2,498	$2,252	$260	$234
Renewal ratio(1) (2)	88.4	88.1	86.7	90.8
PIF (% change)(1) (2)	5.4	5.7	4.0	(1.8)
Average premium (% change)(1) (2)	5.4	3.7	10.3	13.3

(1)   Allstate brand statistic excludes business written in Canada.

(2)   Revised to reflect new counting methodology for Encompass brand.  PIF, renewal ratio and average gross premium are subject to some distortion due to continued integration of systems.

Allstate brand homeowners new business premiums written declined in the three months ended June 30, 2005 and in the first six months of 2005 compared to the same periods of 2004, primarily due to declines in certain markets, such as Florida, California and New York, from our catastrophe risk management strategies.  New business premiums grew 3.0% in the three months ended June 30, 2005 and 4.4% in the first six months of 2005, excluding Florida, California and New York, and increased in approximately 70% of the states.

The Allstate brand homeowners PIF increase in the three months ended June 30, 2005 and in the first six months of 2005 compared to the same periods of 2004 are the result of an increase in the renewal ratio and new business.  PIF are expected to be impacted beginning in the third quarter of 2005 and during 2006 by the non-renewal of 95,000 of Allstate Floridian policies or approximately 1% of homeowners PIF.  These policies are expected to expire at a rate of approximately 13% in the third quarter of 2005, 23% in the fourth quarter of 2005, 23% in the first quarter of 2006, 28% in the second quarter of 2006 and 13% in the third quarter of 2006.

The increases in Allstate brand average premium during the three months ended June 30, 2005 and the first six months of 2005 compared to the same periods of 2004 were primarily due to higher average renewal premiums.  Higher average renewal premiums were primarily related to increases in insured value.

Encompass brand homeowners new business premiums written increased in the three months ended June 30, 2005 and in the first six months of 2005 compared to the same periods of 2004 due to increases in PIF and average premium.  The increase in Encompass brand homeowners average premium was due to rate actions taken during the current and prior year and increases in insured value.

The following table shows the annual impact of net rate changes that were approved for homeowners during the three-month and six-month periods ended June 30, 2005.

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	#of States	Countrywide (%)(1)	State Specific (%)(2)	# of States	Countrywide (%)(1)	State Specific (%)(2)
Allstate brand	3	0.2	5.2	8	0.4	5.0
Encompass brand	9	0.3	2.1	15	0.7	2.8

(1)   Represents the impact in the states where rate changes were approved during the three months ended June 30, 2005 and the first six months of 2005 as a percentage of total countrywide year-end premiums written.

(2)   Represents the impact in the states where rate changes were approved during the three months ended June 30, 2005 and the first six months of 2005 as a percentage of total year-end premiums written in those states.

Premiums earned by brand are shown in the following tables.

	Three Months Ended June 30,
	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2005	2004	2005	2004	2005	2004
Standard auto	$3,743	$3,547	$297	$300	$4,040	$3,847
Non-standard auto	416	466	32	42	448	508
Auto	4,159	4,013	329	342	4,488	4,355
Homeowners	1,435	1,319	144	130	1,579	1,449
Other	630	619	42	35	672	654
Total	$6,224	$5,951	$515	$507	$6,739	$6,458

	Six Months Ended June 30,
	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2005	2004	2005	2004	2005	2004
Standard auto	$7,434	$7,033	$598	$600	$8,032	$7,633
Non-standard auto	841	940	66	85	907	1,025
Auto	8,275	7,973	664	685	8,939	8,658
Homeowners	2,860	2,619	283	258	3,143	2,877
Other	1,259	1,223	80	70	1,339	1,293
Total	$12,394	$11,815	$1,027	$1,013	$13,421	$12,828

Underwriting results are shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004

Premiums written	$6,993	$6,740	$13,574	$13,072
Premiums earned	$6,739	$6,458	$13,421	$12,828
Claims and claims expense	(4,094)	(3,703)	(8,149)	(7,685)
Amortization of DAC	(1,020)	(948)	(2,032)	(1,872)
Other costs and expenses	(598)	(588)	(1,205)	(1,171)
Restructuring and related charges	(8)	(12)	(26)	(23)
Underwriting income	$1,019	$1,207	$2,009	$2,077
Catastrophe losses	$146	$248	$310	$350

Underwriting income by brand
Allstate brand	$974	$1,166	$1,933	$2,023
Encompass brand	45	41	76	54
Underwriting income	$1,019	$1,207	$2,009	$2,077

Allstate Protection generated underwriting income of $1.02 billion during the three months ended June 30, 2005 compared to $1.21 billion in the same period of 2004.  For the six months ended June 30, 2005, Allstate Protection generated underwriting income of $2.01 billion compared to $2.08 billion for the first half of last year.  Increased premiums earned, declines in auto and homeowners claim frequency (rate of claim occurrence) and lower catastrophes were more than offset by increased current year claim severity (average cost per claim), lower favorable reserve reestimates related to prior years, an accrual for the anticipated settlement of a worker classification lawsuit and increased operating costs and expenses in both periods.  For the three months ended June 30, 2005, claims and claims expense and the claims and claims expense ratio include the effect of $120 million or 1.8 points related to an accrual for an anticipated settlement of a worker classification lawsuit challenging our overtime exemption under California wage and hour laws (“accrual for litigation”).

Claim severity was impacted by inflationary pressures in medical costs and auto repair and home repair costs.  If future development of current year claim severity differs from the current reserve expectations by 1%, reserve reestimates would impact net income by approximately $110 million.

Loss ratios by product, and expense and combined ratios by brand, are shown in the following table.  These ratios are defined on page 19.

	Three Months Ended June 30,				Six Months Ended June 30,
	Loss Ratio		Effect of Catastrophe Losses on the Loss Ratio		Loss Ratio		Effect of Catastrophe Losses on the Loss Ratio
	2005	2004	2005	2004	2005	2004	2005	2004
Allstate brand loss ratio:
Standard auto	66.5	60.6	0.4	1.6	65.7	63.7	0.6	0.6
Non-standard auto	54.6	52.4	0.3	1.1	58.6	57.4	0.3	0.6
Auto	65.3	59.7	0.4	1.6	64.9	63.0	0.5	0.7
Homeowners	45.7	47.0	5.1	11.1	47.8	47.8	6.6	9.2
Other	63.0	59.6	6.5	2.7	60.9	61.3	4.3	2.4

Total Allstate brand loss ratio	60.6	56.9	2.1	3.9	60.6	59.4	2.3	2.7
Allstate brand expense ratio	23.7	23.5			23.8	23.5
Allstate brand combined ratio	84.3	80.4			84.4	82.9

Encompass brand loss ratio:
Standard auto	64.0	54.3	(0.3)	1.6	63.9	61.5	—	0.8
Non-standard auto (Deerbrook)	78.1	76.2	—	—	77.3	77.6	—	—
Auto	65.3	57.0	(0.4)	1.4	65.2	63.5	—	0.7
Homeowners	54.2	69.2	9.1	10.7	54.1	63.6	7.5	8.6
Other	71.4	97.2	2.4	2.9	70.0	91.4	3.7	2.8

Encompass brand loss ratio	62.7	62.9	2.5	3.9	62.5	65.5	2.3	2.9
Encompass brand expense ratio	28.8	29.2			30.2	29.3
Encompass brand combined ratio	91.5	92.1			92.7	94.8

Total Allstate Protection loss ratio	60.8	57.3	2.2	3.8	60.7	59.9	2.3	2.7
Allstate Protection expense ratio	24.1	24.0			24.3	23.9
Allstate Protection combined ratio	84.9	81.3			85.0	83.8

Standard auto loss ratio for the Allstate brand increased 5.9 points in the three months ended June 30, 2005 and 2.0 points during the first six months of 2005 when compared to the same periods last year.  Standard auto loss ratio for Encompass brand increased 9.7 points in the three months ended June 30, 2005 and 2.4 points during the first six months of 2005 when compared to the same periods last year.  These increases were due to lower favorable reserve reestimates related to prior years, an accrual for litigation and higher current year claim severity, partially offset by higher premiums earned in the Allstate brand, lower claim frequency and lower catastrophe losses.  The second quarter of 2004 included lower estimates of current year Encompass brand claim frequency.

Non-standard auto loss ratio for the Allstate brand increased 2.2 points in the three months ended June 30, 2005 and 1.2 points during the first six months of 2005 when compared to the same periods last year.  Non-standard auto loss ratio for Encompass brand increased 1.9 points in the three months ended June 30, 2005.  These increases were due to higher current year claim severity and an accrual for litigation, partially offset by lower claim frequency, excluding catastrophes.  Non-standard auto loss ratio for Encompass brand declined 0.3 points during the first six months of 2005 when compared to the same periods last year due to lower claim frequency, partially offset by higher current year claim severity.

Auto loss ratio for Allstate brand increased 5.6 points in the three months ended June 30, 2005 and 1.9 points during the first six months of 2005 when compared to the same periods last year.  Auto loss ratio for Encompass brand increased 8.3 points in the three months ended June 30, 2005 and 1.7 points during the first six months of 2005 when compared to the same periods of 2004.  These increases were due to lower favorable reserve reestimates related to prior years, an accrual for litigation and higher current year claim severity, partially offset by lower claim frequency, lower catastrophe losses and higher premiums earned in Allstate brand.  The second quarter of 2004 included lower estimates of current year Encompass brand claim frequency.

Homeowners loss ratio for the Allstate brand declined 1.3 points in the three months ended June 30, 2005 and was comparable during the first six months of 2005 when compared to the same periods last year.  Homeowners loss ratio for the Encompass brand declined 15.0 points in the three months ended June 30, 2005 and 9.5 points in the first six months of 2005 when compared to the same periods of 2004.  These declines were due to higher premiums earned, lower claim frequency and lower catastrophe losses, partially offset by higher current year claim severity, favorable reserve reestimates in 2004 and an accrual for litigation.

Expense ratio for Allstate Protection increased in the three months ended June 30, 2005 and in the first six months of 2005 when compared to the same period of 2004 due to higher agent incentives and marketing expenses.

The impact of specific costs and expenses on the expense ratio are included in the following table.

	Three Months Ended June 30,				Six Months Ended June 30,
	Allstate brand		Encompass brand		Allstate brand		Encompass brand
	2005	2004	2005	2004	2005	2004	2005	2004

Amortization of DAC	14.7	14.3	20.0	19.4	14.7	14.2	20.5	19.2
Other costs and expenses	8.9	9.0	8.6	9.6	8.9	9.1	9.2	9.8
Restructuring and related charges	0.1	0.2	0.2	0.2	0.2	0.2	0.5	0.3
Total expense ratio	23.7	23.5	28.8	29.2	23.8	23.5	30.2	29.3

Reserve reestimates

The tables below show net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2005 and 2004, and the effect of reestimates in each year.

	January 1 Reserves
(in millions)	2005	2004
Auto	$10,228	$10,419
Homeowners	1,917	1,873
Other personal lines	2,289	1,851
Total Allstate Protection	$14,434	$14,143

Allstate brand	$13,204	$12,866
Encompass brand	1,230	1,277
Total Allstate Protection	$14,434	$14,143

	Three Months Ended June 30,				Six Months Ended June 30,
	Reserve Reestimate		Effect on Combined Ratio		Reserve Reestimate		Effect on Combined Ratio
(in millions, except ratios)	2005	2004	2005	2004	2005	2004	2005	2004
Auto	$(132)	$(310)	(2.0)	(4.8)	$(225)	$(357)	(1.7)	(2.8)
Homeowners	(3)	(105)	—	(1.6)	8	(107)	0.1	(0.8)
Other personal lines	23	20	0.3	0.3	17	17	0.1	0.1
Total Allstate Protection	$(112)	$(395)	(1.7)	(6.1)	$(200)	$(447)	(1.5)	(3.5)

Allstate brand	$(123)	$(397)	(1.8)	(6.1)	$(210)	$(449)	(1.6)	(3.5)
Encompass brand	11	2	0.1	—	10	2	0.1	—
Total Allstate Protection	$(112)	$(395)	(1.7)	(6.1)	$(200)	$(447)	(1.5)	(3.5)

DISCONTINUED LINES AND COVERAGES SEGMENT

The Discontinued Lines and Coverages segment includes results from insurance coverage that we no longer write and results for certain commercial and other businesses in run-off.  Our exposure to asbestos, environmental and other discontinued lines claims is reported in this segment.  This segment is managed by a designated group of professionals with expertise in claims handling, policy coverage interpretation and exposure identification.  As part of its responsibilities, this group is also regularly engaged in policy buybacks, settlements and reinsurance assumed and ceded commutations.  We conduct an annual review in the third quarter of each year to evaluate reserves for asbestos, environmental and other discontinued lines, and an assessment each quarter to determine if any intervening significant events or developments require an adjustment to reserves.  Changes to reserve estimates may occur upon completion of these reviews.  Reserves are recorded in the reporting period in which they are determined.

Summarized underwriting results are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004

Premiums written	$—	$1	$1	$2

Premiums earned	$(3)	$2	$(1)	$3
Claims and claims expense	(20)	(318)	(28)	(322)
Other costs and expenses	(2)	(3)	(5)	(5)
Underwriting loss	$(25)	$(319)	$(34)	$(324)

Underwriting losses in 2004 were primarily related to a $216 million reestimate of asbestos IBNR reserves, a $76 million reestimate of the allowance for future uncollectible reinsurance recoverables, and reserve reestimates of $20 million related to other (non-A&E) exposures in run-off.

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income was $443 million in the second quarters of 2005 and 2004, and $879 million in the first six months of 2005 compared to $867 million in the same period of 2004.  Higher portfolio balances resulting from positive cash flows from operations and investment activities and higher income from partnerships were offset by lower portfolio yields.

Net realized capital gains and losses, after-tax were $71 million in the second quarters of 2005 and 2004.  Net realized capital gains and losses, after-tax were $149 million in the first six months of 2005 compared to $203 million in the same period of 2004.  The following table presents the factors driving the net realized capital gains and losses results.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004
Write-downs	$(4)	$(8)	$(14)	$(15)
Dispositions	134	113	260	333
Valuation of derivative instruments	(14)	8	(27)	(3)
Settlements of derivative instruments	(7)	(4)	3	(15)
Realized capital gains and losses, pretax	109	109	222	300
Income tax expense	(38)	(38)	(73)	(97)
Realized capital gains and losses, after-tax	$71	$71	$149	$203

For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

•      Allstate Financial revenues increased 15.1% and 13.2% in the second quarter and first six months of 2005, respectively, compared to the same periods in the prior year.  The increases in both periods were due to higher net investment income, improved realized capital gains and losses and increased contract charges, partially offset by lower premiums.

•      Net income increased 67.2% in the second quarter of 2005 compared to the same period in the prior year.  The increase was primarily attributable to improved realized capital gains and losses and lower operating costs and expenses, partially offset by higher amortization of DAC and lower gross margin.  Net income improved by $165 million in the first six months of 2005 compared to the same period in the prior year due to an unfavorable cumulative effect of a change in accounting principle of $175 million that contributed to a net loss in the first six months of the prior year of $15 million.

•      Total investments increased 6.7% to $77.40 billion at June 30, 2005 compared to December 31, 2004, due primarily to increased contractholder funds and, to a lesser extent, increased balances associated with securities lending.

•      Contractholder fund deposits totaled $3.54 billion and $7.03 billion for the second quarter and first six months of 2005, respectively, compared to $3.77 billion and $6.69 billion for the second quarter and first six months of 2004, respectively.

ALLSTATE FINANCIAL SEGMENT

Summarized financial data is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004

Revenues
Life and annuity premiums and contract charges	$499	$504	$1,020	$1,000
Net investment income	946	833	1,864	1,654
Realized capital gains and losses	24	(61)	25	(84)
Total revenues	1,469	1,276	2,909	2,570

Costs and expenses
Contract benefits	(403)	(378)	(814)	(773)
Interest credited to contractholder funds	(585)	(480)	(1,176)	(950)
Amortization of DAC	(181)	(123)	(365)	(254)
Operating costs and expenses	(152)	(177)	(340)	(322)
Restructuring and related charges	—	(4)	—	(4)
Total costs and expenses	(1,321)	(1,162)	(2,695)	(2,303)

Loss on disposition of operations	(4)	(8)	(8)	(11)
Income tax expense	(47)	(48)	(56)	(96)
Income before cumulative effect of change in accounting principle, after-tax	97	58	150	160
Cumulative effect of change in accounting principle, after-tax	—	—	—	(175)
Net income (loss)	$97	$58	$150	$(15)

Investments	$77,396	$67,170	$77,396	$67,170
Separate accounts assets	14,341	13,564	14,341	13,564
Investments, including separate accounts assets	$91,737	$80,734	$91,737	$80,734

We will pursue the following to improve Allstate Financial’s return on equity: maintain and develop focused top-tier products, deepen distribution partner relationships, improve our cost structure, advance our enterprise risk management program and leverage the strength of the Allstate brand name across products and distribution channels.  The execution of our business strategies has and may continue to involve simplifying our business model by changing the number and selection of products being marketed, for example, through such actions as our previously announced exit from the guaranteed investment contract market and the long-term care product market and the sale of substantially all of our direct response distribution business in 2004; terminating underperforming distribution relationships; merging or disposing of unnecessary and/or non-strategic legal entities, such as the merger of Glenbrook Life and Annuity Company into Allstate Life Insurance Company in 2005 and dispositions for which the anticipated losses are currently reflected in the financial statements; reducing policy administration software systems; and other actions that we may determine are appropriate to successfully execute our business strategies.

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

The following table summarizes life and annuity premiums and contract charges by product.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004

Premiums
Traditional life	$64	$89	$136	$165
Immediate annuities with life contingencies	50	66	123	143
Accident and health and other	108	97	212	190
Total premiums	222	252	471	498

Contract charges
Interest-sensitive life	195	177	385	353
Fixed annuities	16	14	33	28
Variable annuities	66	61	131	121
Total contract charges	277	252	549	502

Life and annuity premiums and contract charges	$499	$504	$1,020	$1,000

The following table summarizes life and annuity premiums and contract charges by distribution channel.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004

Premiums
Allstate agencies	$104	$103	$200	$185
Independent agents	78	83	176	169
Specialized brokers	39	51	93	114
Other	1	15	2	30
Total premiums	222	252	471	498

Contract charges
Allstate agencies	128	116	259	229
Independent agents	77	74	146	149
Broker dealers	54	48	106	97
Banks	12	9	23	14
Specialized brokers	6	5	14	12
Other	—	—	1	1
Total contract charges	277	252	549	502
Life and annuity premiums and contract charges	$499	$504	$1,020	$1,000

Total premiums declined 11.9% and 5.4% in the second quarter and first six months of 2005, respectively, compared to the same periods of 2004.  In both periods, increased supplemental accident and health contracts sold to customers at their place of employment were more than offset by lower premiums on traditional life and immediate annuities with life contingencies.

Contract charges increased 9.9% and 9.4% in the second quarter and first six months of 2005, respectively, compared to the same periods of 2004.  These increases were primarily due to higher contract charges on interest-sensitive life and, to a lesser extent, variable and fixed annuities.  The increases in the interest-sensitive life contract charges were attributable to in-force business growth resulting from deposits and credited interest more than offsetting surrenders and benefits.  Higher variable annuity contract charges were the result of increased average account values during the current periods of 2005 compared to the same periods of 2004, reflecting positive investment results during the second half of 2004 in addition to net deposits on variable contracts and higher fees for contract guarantees during 2005.  Fixed annuity contract charges for the second quarter and first six months of 2005 reflect higher surrender charges compared with the same periods in the prior year.

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

The following table shows the changes in contractholder funds.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004
Contractholder funds, beginning balance	$57,494	$49,162	$55,709	$47,071

Impact of adoption of SOP 03-1(1)	—	—	—	421

Deposits
Fixed annuities (immediate and deferred)	1,528	1,636	3,274	2,852
Institutional products (primarily funding agreements)	1,325	1,499	2,423	2,600
Interest-sensitive life	351	330	683	660
Variable annuity and life deposits allocated to fixed accounts	112	151	206	271
Bank and other deposits	228	149	448	310
Total deposits	3,544	3,765	7,034	6,693

Interest credited	589	480	1,157	945

Maturities, benefits, withdrawals and other adjustments
Maturities of institutional products	(589)	(584)	(1,293)	(1,095)
Benefits	(255)	(168)	(474)	(341)
Surrenders and partial withdrawals	(1,302)	(821)	(2,272)	(1,566)
Contract charges	(173)	(159)	(344)	(318)
Net transfers to separate accounts	(77)	(103)	(155)	(234)
Fair value hedge adjustments for institutional products	(53)	(135)	(173)	(119)
Other adjustments	4	20	(7)	—
Total maturities, benefits, withdrawals and other adjustments	(2,445)	(1,950)	(4,718)	(3,673)
Contractholder funds, ending balance	$59,182	$51,457	$59,182	$51,457

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

Contractholder deposits decreased 5.9% in the second quarter and increased 5.1% in the first six months of 2005 compared to the same periods of 2004.  The decline in the second quarter was due primarily to lower deposits on institutional products and fixed annuities, partially offset by higher bank deposits.  The increase in the first six months was due primarily to higher deposits on fixed annuities and bank deposits, partially offset by lower deposits on institutional products.  Average contractholder funds, excluding the impact of adopting SOP 03-1, increased 16.0% in the second quarter and 16.1% in the first six months of 2005 compared to the same periods of 2004.  Fixed annuity deposits declined 6.6% in the second quarter and increased 14.8% in the first six months of 2005 compared to the same periods in the prior year.  The decline in the second quarter was mostly attributable to lower deposits on market value adjusted annuities as a result of increased competition from certificates of deposit.  The increase in the first six months was primarily as a result of higher deposits on deferred fixed annuities due to strong competitive position.  Deposits on institutional products declined 11.6% in the second quarter and 6.8% in the first six months of 2005 compared to the same periods in the prior year based on management’s assessment of current market opportunities.  Higher bank deposits were driven by strong Allstate agent sales and direct deposits as well as increasing short-term interest rates.  Increases in short-term interest rates without corresponding increases in longer term rates has generally reduced the competitiveness of fixed annuity products relative to shorter term deposit products such as money market funds and certificates of deposit.  A continuation of this environment could reduce the level of expected fixed annuity deposits.  In addition, the continuing decline in corporate debt issuances reduces the supply of fixed income securities available to meet Allstate Financial’s return requirements on institutional product issuances.  This could result in decreased institutional product deposits.

Surrenders and partial withdrawals increased 58.6% in the second quarter and 45.1% in the first six months of 2005 compared to the same periods of 2004 reflecting an annualized withdrawal rate of 11.5% for the second quarter and 10.4% for the first six months of 2005 based on the beginning of period contractholder funds balance excluding institutional product reserves.  This compares to an annualized withdrawal rate of 8.6% for the second quarter and 8.4% for the first six months of 2004.  These increases were primarily attributable to higher surrenders of market value adjusted annuities as a portion of these contracts entered a 30-45 day window in which there were no surrender charges or market value adjustments during the period.  Surrenders and withdrawals may vary with changes in interest rates and equity market conditions and the aging of our in-force contracts.

Separate accounts liabilities represent contractholders’ claims to the related separate accounts assets.  Separate accounts liabilities primarily arise from the sale of variable annuity contracts and variable life insurance policies.

The following table shows the changes in separate accounts liabilities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004
Separate accounts liabilities, beginning balance	$14,087	$13,550	$14,377	$13,425

Impact of adoption of SOP 03-1(1)	—	—	—	(204)

Variable annuity and life deposits	491	474	928	961
Variable annuity and life deposits allocated to fixed accounts	(112)	(151)	(206)	(271)
Net deposits	379	323	722	690
Investment results	296	45	78	361
Contract charges	(69)	(63)	(136)	(125)
Net transfers from fixed accounts	77	103	155	234
Surrenders and benefits	(429)	(394)	(855)	(817)
Separate accounts liabilities, ending balance	$14,341	$13,564	$14,341	$13,564

(1)   The decrease in separate accounts due to the adoption of SOP 03-1 reflects the reclassification of certain products previously included as a component of separate accounts to contractholder funds.

Separate accounts liabilities declined slightly as of June 30, 2005 compared to December 31, 2004.  The decrease was attributable to net deposits, transfers from fixed accounts and modest investment results being more than offset by surrenders and benefits and contract charges.  Variable annuity and life deposits in the second quarter of 2005 increased 3.6% compared to the same period in the prior year due to higher variable annuity deposits.  The impact of recent enhancements to the underlying investment funds, the guaranteed accumulation benefit, the guaranteed withdrawal benefit and our new marketing approach are beginning to have a positive impact on variable annuity deposits.  Variable annuity contractholders often allocate a significant portion of their initial variable annuity contract deposit into a fixed rate investment option.  The level of this activity is reflected above in the deposits allocated to fixed accounts, while all other transfer activity between the fixed and separate accounts investment options is reflected in net transfers from fixed accounts.  The liability for the fixed portion of variable annuity contracts is reflected in contractholder funds.

Net investment income increased 13.6% in the three months ended June 30, 2005 and 12.7% in the first six months of 2005 compared to the same periods of 2004.  The increases in both periods were primarily due to the effect of higher portfolio balances, partially offset by lower portfolio yields.  Higher portfolio balances resulted from the investment of cash flows from operating and financing activities related primarily to deposits from fixed annuities, institutional funding agreements and interest-sensitive life policies.  Investments as of June 30, 2005, increased 6.7% from December 31, 2004.  The lower portfolio yields were primarily due to purchases, including reinvestments, of fixed income securities with yields lower than the current portfolio average.

Net income analysis is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004

Life and annuity premiums and contract charges	$499	$504	$1,020	$1,000
Net investment income	946	833	1,864	1,654
Periodic settlements and accruals on non-hedge derivative instruments (1)	16	12	35	18
Contract benefits	(403)	(378)	(814)	(773)
Interest credited to contractholder funds (2)	(570)	(473)	(1,122)	(929)
Gross margin	488	498	983	970

Amortization of DAC and DSI	(130)	(125)	(259)	(255)
Operating costs and expenses	(152)	(177)	(340)	(322)
Restructuring and related charges	—	(4)	—	(4)
Income tax expense	(69)	(66)	(120)	(131)
Realized capital gains and losses, after-tax	15	(43)	16	(57)
DAC and DSI amortization relating to realized capital gains and losses, after-tax	(43)	(3)	(104)	(13)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(10)	(7)	(22)	(11)
Loss on disposition of operations, after-tax	(2)	(15)	(4)	(17)
Cumulative effect of change in accounting principle, after-tax	—	—	—	(175)
Net income (loss)	$97	$58	$150	$(15)

(1)   Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)   Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin.  Amortization of DSI totaled $15 million and $7 million in the three months ended June 30, 2005 and 2004, respectively, and $54 million and $21 million in the first six months of 2005 and 2004, respectively.

Gross margin, a non-GAAP measure, represents life and annuity premiums and contract charges, net investment income and periodic settlements and accruals on non-hedge derivative instruments, less contract benefits and interest credited to contractholder funds excluding amortization of DSI.  We reclassify periodic settlements and accruals on non-hedge derivative instruments into gross margin to report them in a manner consistent with the economically hedged investments, replicated assets or product attributes (e.g. net investment income or interest credited to contractholder funds) and by doing so, appropriately reflect trends in product performance.  We use gross margin as a component of our evaluation of the profitability of Allstate Financial’s life insurance and financial product portfolio.  Additionally, for many of our products, including fixed annuities, variable life and annuities, and interest-sensitive life insurance, the amortization of DAC and DSI is determined based on actual and expected gross margin.  Gross margin is comprised of three components that are utilized to further analyze the business: investment margin, benefit margin, and contract charges and fees.  We believe gross margin and its components are useful to investors because they allow for the evaluation of income components separately and in the aggregate when reviewing performance.  Gross margin, investment margin and benefit margin should not be considered as a substitute for net income and do not reflect the overall profitability of the business.  Net income is the GAAP measure that is most directly comparable to these margins.  Gross margin is reconciled to Allstate Financial’s GAAP net income in the previous table.

The components of gross margin are reconciled to the corresponding financial statement line items in the following tables.

	Three Months Ended June 30,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in millions)	2005	2004(3)	2005	2004(3)	2005	2004(3)	2005	2004

Life and annuity premiums	$—	$—	$222	$252	$—	$—	$222	$252
Contract charges	—	—	155	138	122	114	277	252
Net investment income	946	833	—	—	—	—	946	833
Periodic settlements and accruals on non-hedge derivative instruments(1)	16	12	—	—	—	—	16	12
Contract benefits	(129)	(126)	(274)	(252)	—	—	(403)	(378)
Interest credited to contractholder funds(2)	(570)	(473)	—	—	—	—	(570)	(473)
	$263	$246	$103	$138	$122	$114	$488	$498

	Six Months Ended June 30,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in millions)	2005	2004(3)	2005	2004(3)	2005	2004(3)	2005	2004

Life and annuity premiums	$—	$—	$471	$498	$—	$—	$471	$498
Contract charges	—	—	307	273	242	229	549	502
Net investment income	1,864	1,654	—	—	—	—	1,864	1,654
Periodic settlements and accruals on non-hedge derivative instruments (1)	35	18	—	—	—	—	35	18
Contract benefits	(263)	(258)	(551)	(515)	—	—	(814)	(773)
Interest credited to contractholder funds(2)	(1,122)	(929)	—		—	—	(1,122)	(929)
	$514	$485	$227	$256	$242	$229	$983	$970

(1)   Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)   Amortization of DSI was excluded from interest credited to contractholder funds for purposes of calculating gross margin.  Amortization of DSI totaled $15 million and $7 million in the three months ended June 30, 2005 and 2004, respectively, and $54 million and $21 million in the first six months of 2005 and 2004, respectively.

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

Gross margin declined 2.0% in the second quarter of 2005 and increased 1.3% in the first six months of 2005 compared to the same periods of 2004.  The decline in the three-month period was the result of a decrease in the benefit margin, partially offset by a higher investment margin and contract charges and fees.  The increase in the six-

month period was due to a higher investment margin and contract charges and fees, partially offset by a lower benefit margin.

Investment margin is a component of gross margin, both of which are non-GAAP measures.  Investment margin represents the excess of net investment income and periodic settlements and accruals on non-hedge derivative instruments over interest credited to contractholder funds and the implied interest on life-contingent immediate annuities included in the reserve for life-contingent contract benefits.  Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating investment margin.  We use investment margin to evaluate Allstate Financial’s profitability related to the difference between investment returns on assets supporting certain products and amounts credited to customers (“spread”) during a fiscal period.

Investment margin by product group is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004 (1)	2005	2004 (1)
Annuities	$175	$157	$333	$306
Life insurance	57	55	117	112
Institutional products	27	30	57	60
Bank and other	4	4	7	7
Total investment margin	$263	$246	$514	$485

(1)   The prior period has been restated to conform to the current period presentation.

Investment margin increased 6.9% in the second quarter of 2005 and 6.0% in the first six months of 2005 compared to the same periods of 2004 due to higher average contractholder funds, partially offset by lower weighted average investment spreads on interest-sensitive life.  As of June 30, 2005, 75% of our interest-sensitive life and fixed annuity contracts, excluding market value adjusted annuities and equity indexed annuities, have a guaranteed crediting rate of 3% or higher.  Of these contracts, 76% have crediting rates that are at the minimum as of June 30, 2005.  For all interest-sensitive life and fixed annuity contracts, excluding market value adjusted annuities and equity indexed annuities, the approximate difference between the weighted average crediting rate and the average guaranteed crediting rate is 49 basis points as of June 30, 2005 compared to 51 basis points as of March 31, 2005.

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2005	2004	2005	2004	2005	2004
Interest-sensitive life	6.3%	6.6%	4.8%	4.6%	1.5%	2.0%
Fixed annuities – deferred annuities	5.4	5.8	3.7	4.1	1.7	1.7
Fixed annuities – immediate annuities with and without life contingencies	7.4	7.6	6.7	6.9	0.7	0.7
Institutional	4.2	2.8	3.3	1.8	0.9	1.0
Investments supporting capital, traditional life and other products	6.2	6.2	N/A	N/A	N/A	N/A

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the six months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2005	2004	2005	2004	2005	2004
Interest-sensitive life	6.4%	6.6%	4.8%	4.6%	1.6%	2.0%
Fixed annuities – deferred annuities	5.5	5.9	3.8	4.1	1.7	1.8
Fixed annuities – immediate annuities with and without life contingencies	7.4	7.6	6.7	6.9	0.7	0.7
Institutional	4.1	2.9	3.1	1.9	1.0	1.0
Investments supporting capital, traditional life and other products	6.0	6.3	N/A	N/A	N/A	N/A

The following table summarizes the liabilities for these contracts and policies.

	June 30,
(in millions)	2005	2004
Fixed annuities – immediate annuities with life contingencies	$7,830	$7,556
Other life contingent contracts and other	4,807	3,513
Reserve for life-contingent contract benefits	$12,637	$11,069

Interest-sensitive life	$8,740	$7,893
Fixed annuities – deferred annuities	33,070	27,995
Fixed annuities – immediate annuities without life contingencies	3,346	3,045
Institutional	12,609	11,180
Allstate Bank	901	827
Market value adjustments related to derivative instruments and other	516	517
Contractholder funds	$59,182	$51,457

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

Benefit margin by product group is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004(1)	2005	2004(1)
Life insurance	$128	$142	$266	$275
Annuities	(25)	(4)	(39)	(19)
Total benefit margin	$103	$138	$227	$256

(1)   The prior period has been restated to conform to the current period presentation.

Benefit margin declined 25.4% in the second quarter of 2005 and 11.3% in the first six months of 2005 compared to the same periods of 2004.  The decline in both periods was primarily attributable to unfavorable mortality experience on immediate annuities with life contingences and the effect of the disposal of substantially all of our direct response distribution business in the prior year, partially offset by growth of our in force business.  In addition, the six-month period was unfavorably impacted by an increase in the reserve for guarantees related to variable contracts of $9 million.  This increase resulted from our annual comprehensive evaluation of the assumptions used in our valuation models which resulted in a refined measurement of exposure, partially offset by better than anticipated equity market performance.  There was no comparable 2004 adjustment to reserves for variable contract guarantees, because the reserves were established in the first quarter of 2004 as part of the cumulative effect of the change in accounting for such guarantees.

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

Amortization of DAC and DSI, excluding amortization related to realized capital gains and losses, increased 4.0% or $5 million in the three months ended June 30, 2005 and 1.6% or $4 million in the first six months of 2005 compared to the same periods of 2004.  DAC and DSI amortization related to realized capital gains and losses, after-tax, increased $40 million and $91 million in the three and six month periods ended June 30, 2005 compared to the same periods in the prior year due to increased realized capital gains on investments supporting certain fixed annuities.

In the first quarter of 2005, we performed our annual comprehensive evaluation of the assumptions used in our valuation models for all investment products, including variable and fixed annuities and interest-sensitive and variable life products, which resulted in net DAC and DSI amortization acceleration of $7 million (commonly referred to as “DAC and DSI unlocking”).  The DAC and DSI unlocking includes amortization acceleration on fixed annuities of $62 million and $3 million on interest-sensitive and variable life products, partially offset by amortization deceleration on variable annuities of $58 million.  The amortization acceleration on fixed annuities was primarily due to higher than expected lapses on market value adjusted annuities and faster than anticipated portfolio yield declines.  The amortization deceleration on variable annuities was mostly attributable to better than anticipated equity market performance and persistency.

In the prior year, the comparable DAC and DSI unlocking was a net acceleration of amortization of $0.5 million, which included deceleration of amortization related to interest-sensitive life and acceleration of amortization related to fixed annuities.

Operating costs and expenses declined 14.1% in the three months ended June 30, 2005 and increased 5.6% in the first six months of 2005 compared to the same periods in the prior year.  The following table summarizes operating costs and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004

Non-deferrable acquisition costs	$60	$76	$122	$138
Other operating costs and expenses	92	101	218	184
Total operating costs and expenses	$152	$177	$340	$322

Non-deferrable acquisition costs for the second quarter and first six months of 2005 are lower than the same periods in the prior year primarily as a result of a $15 million charge related to loss experience on certain credit insurance policies that was recorded in the second quarter of 2004.  The decline in other operating costs and expenses in the second quarter of 2005 compared to the same period in the prior year was attributable to initiatives to reduce back office expenses and the effect of a change in the financial statement classification of a reinsurance ceding allowance, partially offset by higher litigation expenses.  The increase in total operating costs and expenses for the six-month period was primarily attributable to an increase in a liability for future benefits of a previously discontinued benefit plan and, to a lesser extent, administrative expense reimbursements recorded in 2004 related to our direct response distribution business that was sold in 2004 and higher licensing, distribution and guaranty fund expenses in 2005.

Net realized capital gains and losses are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004

Write-downs	$(6)	$(11)	$(13)	$(46)
Dispositions	58	(48)	98	(12)
Valuation of derivative instruments	(11)	(10)	(69)	(26)
Settlement of derivative instruments	(17)	8	9	—
Realized capital gains and losses, pretax	24	(61)	25	(84)
Income tax (expense) benefit	(9)	18	(9)	27
Realized capital gains and losses, after-tax	$15	$(43)	$16	$(57)

For further discussion of realized capital gains and losses, see the Investments section of MD&A.

INVESTMENTS

An important component of our financial results is the return on our investment portfolios.  Investment portfolios are segmented between the Property-Liability, Allstate Financial and Corporate and Other operations.  The investment portfolios are managed based upon the nature of each respective business and its corresponding liability structure.  The composition of the investment portfolios at June 30, 2005 is presented in the table below.

	Property-Liability		Allstate Financial		Corporate and Other		Total
(in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities(1)	$32,994	81.5%	$66,283	85.6%	$2,408	80.0%	$101,685	84.1%
Equity securities(2)	5,444	13.5	279	0.4	61	2.0	5,784	4.8
Mortgage loans	451	1.1	7,749	10.0	—	—	8,200	6.8
Short-term	1,566	3.9	1,327	1.7	543	18.0	3,436	2.8
Other	4	—	1,758	2.3	1	—	1,763	1.5
Total	$40,459	100.0%	$77,396	100.0%	$3,013	100.0%	$120,868	100.0%

(1)   Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $31.51 billion, $62.46 billion and $2.23 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2)   Equity securities are carried at fair value.  Cost basis for these securities was $4.25 billion, $270 million, and $61 million for Property-Liability, Allstate Financial and Corporate and Other, respectively.

Total investments increased to $120.87 billion at June 30, 2005 from $115.53 billion at December 31, 2004, primarily due to positive cash flows from operating and financing activities and increased funds primarily associated with securities lending.

The Property-Liability investment portfolio increased to $40.46 billion at June 30, 2005 from $40.27 billion at December 31, 2004, primarily due to positive cash flows from operating activities, partially offset by dividends paid by Allstate Insurance Company (“AIC”) to The Allstate Corporation.

The Allstate Financial investment portfolio increased to $77.40 billion at June 30, 2005 from $72.53 billion at December 31, 2004, primarily due to positive cash flows from operating and financing activities and increased funds associated with securities lending.

The Corporate and Other investment portfolio increased to $3.01 billion at June 30, 2005 from $2.73 billion at December 31, 2004.  This increase primarily reflects additional investments made in the portfolio of Kennett Capital, Inc. (“Kennett Capital”), a wholly owned subsidiary of The Allstate Corporation, the source of which was dividends from AIC.

Total investments at amortized cost related to collateral due to securities lending and other security repurchase and resale transactions increased to $5.51 billion at June 30, 2005, from $4.85 billion at December 31, 2004.

At June 30, 2005, 93.9% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

The unrealized net capital gains on fixed income and equity securities at June 30, 2005 were $6.69 billion, an increase of $303 million or 4.7% since December 31, 2004.  The net unrealized gain for the fixed income portfolio totaled $5.48 billion, comprised of $5.70 billion of unrealized gains and $219 million of unrealized losses at June 30, 2005.  This is compared to a net unrealized gain for the fixed income portfolio totaling $5.06 billion at December 31, 2004, comprised of $5.29 billion of unrealized gains and $228 million of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at June 30, 2005, $156 million or 71.2% were related to investment grade securities and are believed to be primarily a result of a rising interest rate environment.  Of the remaining $63 million of losses in the fixed income portfolio, $40 million or 63.5% were in the corporate fixed income portfolio, $13 million or 20.6% were in the asset-backed securities portfolio, and $10 million or 15.9% were in the municipal bond portfolio.  The $40 million of corporate fixed income gross unrealized losses were primarily comprised of securities in the consumer goods, communications, financial services and transportation sectors.  The gross unrealized losses in these sectors were primarily company specific and interest rate related.  Approximately $24 million of the total gross unrealized losses in the corporate fixed income portfolio were associated with the automobile industry, which includes direct debt issuances of automobile manufacturers, captive automotive financing companies and automobile parts and equipment suppliers.  Values in the automobile industry were primarily depressed due to company specific conditions.  Additionally, approximately $8 million of the total gross unrealized losses in the corporate fixed income portfolio and $11 million of the total gross unrealized losses in the asset-backed securities portfolio were associated with the airline industry for which values were depressed due to company or issue specific conditions and economic issues, including fuel costs.  We expect eventual recovery of these securities.  Every security was included in our portfolio monitoring process.

The net unrealized gain for the equity portfolio totaled $1.21 billion, comprised of $1.23 billion of unrealized gains and $21 million of unrealized losses at June 30, 2005.  This is compared to a net unrealized gain for the equity portfolio totaling $1.33 billion at December 31, 2004, comprised of $1.34 billion of unrealized gains and $14 million of unrealized losses.  Within the equity portfolio, the losses were primarily concentrated in the consumer goods, technology and basic industry sectors.  The losses in these sectors were company and sector specific.  We expect eventual recovery of these securities and the related sectors.  Every security was included in our portfolio monitoring process.

Our portfolio monitoring process identifies and evaluates fixed income and equity securities whose carrying value may be other than temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost for fixed income securities or cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults.  We also recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery.

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

The following table summarizes problem, restructured and potential problem fixed income securities.

	June 30, 2005			December 31, 2004
(in millions)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$154	$165	0.2%	$150	$153	0.1%
Restructured	41	43	—	75	75	0.1
Potential problem	231	243	0.2	265	269	0.3
Total net carrying value	$426	$451	0.4%	$490	$497	0.5%
Cumulative write-downs recognized(1)	$335			$351

(1)  Cumulative write-downs recognized only reflects write-downs related to securities within the problem, potential problem and restructured categories.

We have experienced an increase in the amortized cost of fixed income securities categorized as problem as of June 30, 2005 compared to December 31, 2004.  The increase was primarily related to the addition of two securities to the problem category as a result of company specific liquidity issues.  The decrease in the amortized cost of fixed income securities categorized as restructured and potential problem as of June 30, 2005 compared to December 31, 2004 was primarily related to dispositions in the potential problem category.  Dispositions included sales, where specific developments caused a change in our outlook and intent to hold the security, and calls.

We also evaluated each of these securities through our portfolio monitoring process at June 30, 2005 and recorded write-downs when appropriate.  We further concluded that any remaining unrealized losses on these securities were temporary in nature and that we have the intent and ability to hold until recovery.  While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

Net Realized Capital Gains and Losses  The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004
Write-downs	$(10)	$(20)	$(27)	$(62)
Dispositions	192	59	360	319
Valuation of derivative instruments	(25)	(2)	(96)	(30)
Settlement of derivative instruments	(24)	4	12	(16)
Realized capital gains and losses, pretax	133	41	249	211
Income tax expense	(46)	(18)	(82)	(68)
Realized capital gains and losses, after-tax	$87	$23	$167	$143

Dispositions in the above table include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments.  We may sell securities during the period in which fair value has declined below amortized cost for fixed income securities or cost for equity securities.  In certain situations new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations can subsequently change our previous intent to continue holding a security.

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

In the first quarter of 2005, because of an anticipated rise in interest rates, as well as changes in existing market conditions and long-term asset return assumptions, certain changes were planned within various portfolios.  These included continued asset-liability management strategies; on-going comprehensive reviews of our portfolios; and changes being made to our strategic asset allocations, including Property-Liability duration, and we decided to pursue yield enhancement strategies for the Allstate Financial portfolio.  At that time, we identified, in total, approximately $12.6 billion of securities we would consider selling to achieve these objectives.  Of that $12.6 billion, approximately $4.3 billion of securities were in an unrealized loss position, for which we recognized $100 million of write-downs, due to a change in intent to hold these securities until recovery.  Securities representing $17 million of the write-downs were sold during the second quarter, and we continue to consider selling securities totaling approximately $2.6 billion with write-downs of $50 million, including some that may be sold to manage the duration of the Property-Liability portfolio in changing market conditions and dispositions replacing derivatives. The remaining securities with $33 million of write-downs recognized in the first quarter have been re-designated as being held to recovery within the available-for-sale category, primarily as a consequence of the lower than expected interest rate environment and because market conditions allowed for achievement of changes to the Property-Liability duration, from approximately 5.0 to 5.5 years to approximately 4.5 years, with fewer dispositions.  Of this amount, $21 million of write-downs relates to $847 million of affected securities that were identified in connection with Allstate Financial’s yield enhancement strategies and $9 million relates to $312 million of affected securities that were identified in connection with changes to the duration of the Property-Liability portfolio.  The difference between the current carrying value and par value of the re-designated securities will be recognized in net investment income over the remaining life of the securities, pursuant to the guidance in Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

(in millions)	June 30, 2005	December 31, 2004
Common stock, retained earnings and other shareholders’ equity items	$19,868	$19,208
Accumulated other comprehensive income	2,456	2,615
Total shareholders’ equity	22,324	21,823
Debt	5,187	5,334
Total capital resources	$27,511	$27,157

Ratio of debt to shareholders’ equity	23.2%	24.4%
Ratio of debt to capital resources	18.9%	19.6%

Shareholders’ equity increased in the first six months of 2005 when compared to December 31, 2004, as net income was partly offset by share repurchases, dividends paid to shareholders and decreases in unrealized net capital gains on investments.  In January 2005, we commenced a $4.00 billion share repurchase program.  As of June 30, 2005, this program had $2.50 billion remaining and is expected to be completed in 2006.

Debt decreased in the first six months of 2005 compared to December 31, 2004 primarily due to decreases in debt and commercial paper borrowings.  In May 2005, we issued $800 million of 5.55% Senior Notes due 2035, utilizing the registration statement filed with the SEC in August 2003.  The proceeds of this issuance were used for general corporate purposes including to fund the repayment of a portion of the $900 million of 7.875% Senior Notes due 2005, which were repaid at their scheduled maturity, May 1, 2005.  In July 2005, we liquidated our consolidated investment management variable interest equity (“VIE”).  As a result of the liquidation, long-term debt decreased by $279 million.

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

We have distinct groups of subsidiaries licensed to sell property and casualty insurance in New Jersey and Florida.  These groups are adequately capitalized to maintain separate group ratings and are not reinsured by other Allstate subsidiaries that are not part of these respective groups.  During the second quarter of 2005, A.M. Best affirmed its B+ ratings with a negative outlook for Allstate Floridian Insurance Company and Allstate Floridian Indemnity Company.  These companies also have Demotech ratings of A’.

Liquidity Sources and Uses  The following table summarizes consolidated cash flow activities by business unit for the first six months ended June 30.

	Property-Liability		Allstate Financial		Corporate and Other		Consolidated
(in millions)	2005	2004	2005	2004	2005	2004	2005	2004
Net cash provided by (used in):
Operating activities	$1,746	$1,960	$1,152	$866	$270	$74	$3,168	$2,900
Investing activities	69	(1,395)	(3,836)	(4,186)	(214)	(85)	(3,981)	(5,666)
Financing activities	(43)	142	2,636	3,384	(1,829)	(831)	764	2,695
Net decrease in consolidated cash							$(49)	$(71)

Property-Liability  Lower operating cash flows of the Property-Liability business in the first six months of 2005 when compared to the first six months of 2004 were primarily due to increased claim payments, partially offset by increased premiums.  Cash from investing activities increased in the first six months of 2005 primarily as a result of increased proceeds from sales of securities partially offset by increased investment purchases, lower operating cash flows and higher dividends paid by AIC to its parent.  These dividends totaled $1.78 billion in the first six months of 2005 compared to $800 million in the first six months of 2004.

Allstate Financial  Higher operating cash flows for Allstate Financial in the first six months of 2005 when compared to the first six months of 2004 primarily related to higher investment income, partially offset by higher policy benefits and lower life and annuity premiums.  Cash flows used in investing activities decreased in the first six months of 2005 due to increased proceeds from sales of securities and higher investment collections, partially offset by the investment of higher operating cash flows.

Lower cash flow from financing activities during the first six months of 2005 when compared to the first six months of 2004 reflect higher fixed annuity withdrawals, institutional product maturities and increased surrenders of market value adjusted annuities.  For quantification of the changes in contractholder funds, see the Allstate Financial Segment section of the MD&A.

Corporate and Other  Higher operating cash flows of the Corporate and Other segment in the first six months of 2005 when compared to the first six months of 2004 were primarily due to the timing of intercompany settlements.  Financing cash flows of the Corporate and Other segment reflect actions such as fluctuations in short-term debt, proceeds from the issuance of debt, dividends to shareholders of The Allstate Corporation and share repurchases; therefore, financing cash flows are affected when we increase or decrease the level of these activities.  Corporate and Other has $3.01 billion of investments that is available for all corporate requirements, including shareholder dividends, debt service and stock repurchases, that are not subject to insurance company limitations.

We have access to additional borrowing to support liquidity as follows:

•      A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of June 30, 2005, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance fluctuates daily.

•      A five-year revolving credit facility expiring in 2009 totaling $1.00 billion to cover short-term liquidity requirements.  This facility contains an increase provision that would make up to an additional $500 million available for borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt.  There were no borrowings during the first six months of 2005. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•      The capacity to issue up to an additional $1.35 billion of debt securities, equity securities, warrants for debt and equity securities, trust preferred securities, stock purchase contracts and stock purchase units utilizing the shelf registration statement filed with the Securities and Exchange Commission (“SEC”) in August 2003.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This document contains “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty.  These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.  We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings.  These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves.  We believe that these statements are based on reasonable estimates, assumptions and plans.  However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.  Factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document (including the risks described below) and are incorporated in this Part I, Item 2 by reference to the information set forth in our Annual Report on Form 10-K, Part II, Item 7, under the caption “Forward-Looking Statements and Risk Factors”.

Risks relating to the Allstate Financial Segment

Actions taken to simplify our business model and improve profitability may not be successful and may result in losses and costs.

Allstate Financial is pursuing strategies intended to improve its return on equity.  Actions that we have taken and may continue to take include changing the number and selection of products being marketed, terminating underperforming distribution relationships, merging or disposing of unnecessary and/or non-strategic legal entities, reducing policy administration software systems, and other actions that we may determine are appropriate to successfully execute our business strategies. The actions that we have taken and may take in the future may not achieve their intended outcome and could result in lower premiums and contract charges, restructuring costs, losses on disposition or losses related to the discontinuance of individual products or distribution relationships.

Changes in market interest rates may lead to a significant decrease in the sales and profitability of spread-based products

Our ability to manage the Allstate Financial investment margin for spread-based products is dependent upon maintaining profitable spreads between investment yields and interest crediting rates.  As interest rates decrease or remain at low levels, proceeds from investments that have matured, prepaid or sold may be reinvested at lower yields, reducing investment margin.  Lowering interest-crediting rates can offset decreases in investment margin on some products.  However, these changes could be limited by market conditions, regulatory or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields.  Decreases in the rates offered on products in the financial segment could make those products less attractive, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products.  Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium- and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new customer deposits.  Increases in market interest rates can also have negative effects on Allstate Financial, for example by increasing the attractiveness of other investments, which can lead to higher surrenders at a time when the segment’s investment asset values are lower as a result of the increase in interest rates.  For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind market yields.  We may react to market conditions by increasing crediting rates, which could narrow spreads.  Unanticipated surrenders could result in DAC unlocking or affect the recoverability of DAC and thereby increase expenses and reduce profitability.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended June 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation” and under the heading “Legal and regulatory proceedings and inquiries” in Note 6 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 - April 30, 2005	4,647,096	$54.2181	4,640,000	$3.0 billion

May 1, 2005 - May 31, 2005	4,319,153	$57.1528	4,255,200	$2.8 billion

June 1, 2005 - June 30, 2005	5,154,833	$59.5310	5,064,800	$2.5 billion

Total	14,121,082	$57.0552

(1)

April: In accordance with the terms of its equity compensation plans, Allstate acquired 7,096 shares in satisfaction of withholding taxes due upon the exercise of stock options and the vesting of restricted stock held by employees and/or directors.

May: In accordance with the terms of its equity compensation plans, Allstate acquired 63,953 shares in connection with stock option exercises by employees and/or directors. The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise.

June: In accordance with the terms of its equity compensation plans, Allstate acquired 90,033 shares in connection with stock option exercises by employees and/or directors. The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise.

(2)	On November 9, 2004, Allstate announced the approval of a new repurchase program for $4.00 billion, which is expected to be completed in 2006.

Item 4. Submission of Matters to a Vote of Security Holders

On May 17, 2005, Allstate held its annual meeting of stockholders.  Twelve board nominees for director were elected for terms expiring at the 2006 annual meeting of stockholders.  In addition, the stockholders ratified the appointment of Deloitte & Touche LLP as independent auditors for 2005.  There was one stockholder proposal presented and voted on at the meeting regarding cumulative voting in the election of directors, which did not receive a majority vote of the shares represented and entitled to vote at the meeting.

Election of Directors.

Nominee	Votes for	Votes Withheld
F. Duane Ackerman	570,274,616	6,206,389
James G. Andress	559,718,536	16,762,469
Edward A. Brennan	543,823,012	32,657,993
W. James Farrell	566,956,873	9,524,132
Jack M. Greenberg	569,461,949	7,019,056
Ronald T. LeMay	569,877,999	6,603,006
Edward M. Liddy	558,483,152	17,997,854
J. Christopher Reyes	569,466,188	7,014,817
H. John Riley, Jr.	569,071,453	7,409,553
Joshua I. Smith	569,364,684	7,116,321
Judith A. Sprieser	564,729,299	11,751,707
Mary Alice Taylor	553,900,355	22,580,650

Ratify appointment of Deloitte & Touche LLP as the Company’s auditors for 2005.

Votes For	Votes Against	Votes Abstained
559,804,979	12,059,019	4,617,007

Stockholder proposal for cumulative voting in the election of directors.

Votes For	Votes Against	Votes Abstained	Broker Non-votes
173,042,956	298,312,113	29,724,231	75,401,705

Item 6.   Exhibits

(a)           Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

August 3, 2005	By	/s/ Samuel H. Pilch
Samuel H. Pilch
Controller
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

4

Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

10.1	Summary of Named Executive Officer Salary for 2005

10.2	Annual Incentive Awards – Performance Goals and Target Awards for 2005

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 3, 2005, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certification

E-1