Form 10-Q
period 2005-09-30
ALLSTATE CORP
filed 2005-11-01
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Yes ☒       No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☒

As of October 28, 2005, the registrant had 648,640,752 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

Revenues
Property-liability insurance premiums earned	$6,781	$6,551	$20,201	$19,382
Life and annuity premiums and contract charges	505	508	1,525	1,508
Net investment income	1,457	1,333	4,264	3,906
Realized capital gains and losses	199	50	448	261
	8,942	8,442	26,438	25,057

Costs and expenses
Property-liability insurance claims and claims expense	8,529	5,661	16,706	13,668
Life and annuity contract benefits	395	401	1,209	1,174
Interest credited to contractholder funds	608	505	1,784	1,455
Amortization of deferred policy acquisition costs	1,160	1,124	3,557	3,251
Operating costs and expenses	713	738	2,266	2,241
Restructuring and related charges	10	(1)	36	26
Interest expense	85	76	251	223
	11,500	8,504	25,809	22,038

Loss on disposition of operations	(4)	(6)	(12)	(17)

(Loss) income from operations before income tax (benefit) expense and cumulative effect of change in accounting principle, after-tax	(2,562)	(68)	617	3,002

Income tax (benefit) expense	(1,014)	(124)	(107)	788

(Loss) income before cumulative effect of change in accounting principle, after-tax	(1,548)	56	724	2,214

Cumulative effect of change in accounting principle, after-tax	—	—	—	(175)

Net (loss) income	$(1,548)	$56	$724	$2,039

Earnings per share:

Net (loss) income per share - Basic	$(2.36)	$0.10	$1.09	$2.92

Weighted average shares - Basic	654.8	692.1	666.3	698.8

Net (loss) income per share - Diluted	$(2.36)	$0.09	$1.08	$2.90

Weighted average shares - Diluted	654.8	696.8	671.9	703.5

Cash dividends declared per share	$0.32	$0.28	$0.96	$0.84

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in millions except par value data)	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $95,934 and $90,657)	$99,707	$95,715
Equity securities, at fair value (cost $4,770 and $4,566)	6,095	5,895
Mortgage loans	8,485	7,856
Short-term	3,274	4,133
Other	1,845	1,931
Total investments	119,406	115,530

Cash	408	414
Premium installment receivables, net	4,959	4,721
Deferred policy acquisition costs	5,610	4,968
Reinsurance recoverables, net	4,552	4,323
Accrued investment income	1,094	1,014
Property and equipment, net	1,024	1,018
Goodwill	825	825
Other assets	3,347	2,535
Separate Accounts	14,906	14,377
Total assets	$156,131	$149,725

Liabilities
Reserve for property-liability insurance claims and claims expense	$23,469	$19,338
Reserve for life-contingent contract benefits	12,390	11,754
Contractholder funds	58,952	55,709
Unearned premiums	10,490	9,932
Claim payments outstanding	708	787
Other liabilities and accrued expenses	10,576	9,842
Deferred income taxes	329	829
Short-term debt	—	43
Long-term debt	4,892	5,291
Separate Accounts	14,906	14,377
Total liabilities	136,712	127,902

Commitments and Contingent Liabilities (Note 3 and Note 6)

Shareholders’ Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 650 million and 683 million shares outstanding	9	9
Additional capital paid-in	2,823	2,685
Retained income	24,129	24,043
Deferred compensation expense	(135)	(157)
Treasury stock, at cost (250 million and 217 million shares)	(9,343)	(7,372)

Accumulated other comprehensive income:
Unrealized net capital gains and losses	2,301	2,988
Unrealized foreign currency translation adjustments	24	16
Minimum pension liability adjustment	(389)	(389)
Total accumulated other comprehensive income	1,936	2,615
Total shareholders’ equity	19,419	21,823
Total liabilities and shareholders’ equity	$156,131	$149,725

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in millions)	2005	2004
	(Unaudited)

Cash flows from operating activities
Net income	$724	$2,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(37)	8
Realized capital gains and losses	(448)	(261)
Loss on disposition of operations	12	17
Cumulative effect of change in accounting principle	—	175
Interest credited to contractholder funds	1,784	1,455
Changes in:
Policy benefits and other insurance reserves	4,193	2,085
Unearned premiums	548	706
Deferred policy acquisition costs	(188)	(383)
Premium installment receivables, net	(234)	(451)
Reinsurance recoverables, net	(228)	(575)
Income taxes payable	(1,151)	(414)
Other operating assets and liabilities	294	428
Net cash provided by operating activities	5,269	4,829

Cash flows from investing activities
Proceeds from sales
Fixed income securities	15,711	14,648
Equity securities	3,152	2,565
Investment collections
Fixed income securities	4,545	4,441
Mortgage loans	971	564
Investment purchases
Fixed income securities	(23,964)	(25,724)
Equity securities	(3,206)	(2,807)
Mortgage loans	(1,604)	(1,731)
Change in short-term investments, net	446	(814)
Change in other investments, net	(59)	(106)
Purchases of property and equipment, net	(186)	(127)
Net cash used in investing activities	(4,194)	(9,091)

Cash flows from financing activities
Change in short-term debt, net	(43)	96
Proceeds from issuance of long-term debt	789	655
Repayment of long-term debt	(1,198)	(13)
Contractholder fund deposits	8,614	10,080
Contractholder fund withdrawals	(6,647)	(5,197)
Dividends paid	(621)	(562)
Treasury stock purchases	(2,247)	(975)
Other	272	182
Net cash (used in) provided by financing activities	(1,081)	4,266

Net (decrease) increase in cash	(6)	4
Cash at beginning of period	414	366
Cash at end of period	$408	$370

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

The condensed consolidated financial statements and notes as of September 30, 2005, and for the three-month and nine-month periods ended September 30, 2005 and 2004 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2005 presentation, certain amounts in the prior year’s condensed consolidated financial statements and notes have been reclassified.

Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities, totaled $36 million and $86 million for the nine months ended September 30, 2005 and 2004, respectively.

Adopted accounting standard

Financial Accounting Standards Board Staff Position Nos. FAS 106-1 and FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-1” and “FSP FAS
106-2”)

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 106-2, which supersedes FSP FAS 106-1, to provide guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”).  FSP FAS 106-2, which the Company adopted in the third quarter of 2004, required reporting entities that elected deferral under FSP FAS 106-1 and were able to determine if their plans are actuarially equivalent to recognize the impact of the Act no later than the first interim or annual reporting period beginning after June 15, 2004.  In January 2005, the Center for Medicare and Medicaid Services issued the final regulations for the Act including the determination of actuarial equivalence.  In the first quarter of 2005, the Company determined that its plans are actuarially equivalent. As a result of the recognition of the subsidy provided by the Act, the Company’s accumulated postretirement benefit obligation (“APBO”) was reduced by $115 million for benefits attributable to past service and the estimated annual net periodic postretirement benefit cost for 2005 will be reduced by $17 million, of which $8 million is amortization of the actuarial experience gain attributable to past service, $4 million is a reduction of current period service cost, and $5 million is the reduction in interest cost on the APBO (see Note 7).

Pending accounting standards

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”)

  In October 2005, the American Institute of Certified Public Accountants issued SOP 05-1.  SOP 05-1 provides accounting guidance for deferred policy acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract.  Internal replacement contracts are those that are substantially changed from the replaced contract and are accounted for as an extinguishment of the replaced contract.  Nonintegrated contract features are accounted for as separately issued contracts.  Modifications resulting from the election of a feature or coverage within a contract or from an integrated contract feature generally do not result in an internal replacement contract subject to SOP 05-1 provided certain conditions are met. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006.  The Company’s accounting policy for internal replacements is generally consistent with the accounting guidance prescribed in SOP 05–1; therefore, the SOP is not expected to have a material impact on the Company’s Condensed Consolidated Statements of Operations or Financial Position.

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”)

In May 2005, the FASB issued SFAS No. 154, which replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable.  SFAS No. 154 is effective for fiscal years beginning after December 15, 2005.  SFAS No. 154 is not expected to have a material impact on the Company’s Condensed Consolidated Statements of Operations or Financial Position.

Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”)

In December 2004, the FASB issued SFAS No. 123R, which revises SFAS No. 123 and supersedes APB 25.  SFAS No. 123R requires all share-based payment transactions to be accounted for using a fair value based method.  In addition, although it does not require use of a binomial lattice model, SFAS No. 123R indicates that a binomial lattice model may be more effective in valuing employee stock options than the Black-Scholes model, which was primarily developed to value publicly traded options.  In the first quarter of 2005, the Company began using a binomial lattice model in place of the Black-Scholes model to determine the fair value of employee stock options.  In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS No. 123R from the first interim or annual period beginning after June 15, 2005 to the next fiscal year beginning after June 15, 2005.  SFAS No. 123R is not expected to have a material impact on the Company’s Condensed Consolidated Statements of Operations or Financial Position.

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

The computation of basic and diluted earnings per share is presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2005	2004	2005	2004
Numerator (applicable to common shareholders):
(Loss) income before cumulative effect of change in accounting principle, after-tax	$(1,548)	$56	$724	$2,214
Cumulative effect of change in accounting principle, after-tax	—	—	—	(175)
Net (loss) income applicable to common shareholders	$(1,548)	$56	$724	$2,039
Denominator:
Weighted average common shares outstanding	654.8	692.1	666.3	698.8
Effect of potential dilutive securities:
Stock options	—	4.7	5.2	4.7
Restricted stock units	—	—	0.4	—
Weighted average common and dilutive potential common shares outstanding	654.8	696.8	671.9	703.5
Earnings per share—Basic:
(Loss) income before cumulative effect of change in accounting principle, after-tax	$(2.36)	$0.10	$1.09	$3.17
Cumulative effect of change in accounting principle, after-tax	—	—	—	(0.25)
Net (loss) income applicable to common shareholders	$(2.36)	$0.10	$1.09	$2.92
Earnings per share—Diluted:
(Loss) income before cumulative effect of change in accounting principle, after-tax	$(2.36)	$0.09	$1.08	$3.15
Cumulative effect of change in accounting principle, after-tax	—	—	—	(0.25)
Net (loss) income applicable to common shareholders	$(2.36)	$0.09	$1.08	$2.90

As a result of the third quarter 2005 net loss, weighted average dilutive potential common shares outstanding, resulting from stock options and restricted stock units of 5.1 million and .5 million, respectively, were not included in the computation of diluted earnings per share for the three-month period ended September 30, 2005 since inclusion of these securities would have an anti-dilutive effect.  In the absence of the net loss, weighted average common and dilutive potential common shares outstanding would have totaled 660.4 million.

Options to purchase 290.4 thousand and 33.5 thousand Allstate common shares, with exercise prices ranging from $58.47 to $61.90 and $47.26 to $50.72, were outstanding at September 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share for the three-month periods ended September 30, 2005 and 2004 since inclusion of these options would have an anti-dilutive effect as the options’ exercise prices exceeded the average market price of Allstate common shares in the three-month period.  Options to purchase 481.9 thousand and 4.0 million Allstate common shares, with exercise prices ranging from $56.25 to $61.90 and $45.96 to $50.72, were outstanding at September 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share for the nine-month periods ended September 30, 2005 and 2004 since inclusion of these options would have an anti-dilutive effect.

3.              Reserve for Property-Liability Insurance Claims and Claims Expense

The Company establishes reserves for claims and claims expense (“loss”) on reported and unreported claims of insured losses.  The Company’s reserving process takes into account known facts and interpretations of circumstances and factors including the Company’s experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, law changes, court decisions, changes to regulatory requirements and economic conditions.  In the normal course of business, the Company may also supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims.  The effects of inflation are implicitly considered in the reserving process.

  Because reserves are estimates of losses that have occurred, including incurred but not reported (“IBNR”) losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process.  The ultimate cost of losses may vary materially from recorded amounts, which are based on management’s best estimates.  The highest degree of uncertainty is associated with reserves for the current reporting period as it contains the greatest proportion of losses that have not been reported or settled.  The Company regularly updates its reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims.  Changes in prior period reserve estimates, which may be material, are reported in property-liability insurance claims and claims expenses in the Condensed Consolidated Statements of Operations in the period such changes are determined.

Losses in the third quarter of 2005 include estimates of $3.68 billion related to Hurricane Katrina and $850 million, net of reinsurance recoverable of $205 million, related to Hurricane Rita.  The reinsurance is recoverable by Allstate Texas Lloyd’s (“ATL”), a syndicate insurance company.  ATL also has a 100% reinsurance agreement with AIC providing net benefits to AIC as reinsurer.  These estimates include losses on the Company’s standard auto, non-standard auto, homeowners, commercial and other products from approximately 216,000 and 90,000 expected claims of which over 178,000 and 66,000 claims have been reported as of October 28, 2005, related to Hurricanes Katrina and Rita, respectively.  Loss estimates also include an accrual of $37 million for anticipated assessments from various state facilities, including $33 million for a regular assessment from the Louisiana Citizens Property Insurance Corporation (see Note 6).

The Company’s estimates of losses for Hurricanes Katrina and Rita are generally based on claim adjuster inspections and the application of historical loss development factors to the extent the Company has been able to complete inspections in areas impacted by the hurricanes.  However, in areas where the Company has not yet been able to complete inspections, or the Company has reason to believe that its historical loss development factors may not be predictive, the Company has relied on analysis of actual claim notices received compared to the total policies in force, as well as visual, governmental and third party information including aerial photos, area observations and data on wind speeds and flood depth to the extent available.

The Company’s loss estimates for Hurricanes Katrina and Rita are calculated in accordance with the coverage provided by its policies.  The Company’s homeowners policies specifically exclude coverage for losses caused by flood, but generally provide coverage for physical damage caused by wind or wind driven rain.  The Company’s homeowners estimates, therefore, do not include estimates for losses caused by flood.  Auto policyholders generally have coverage for physical damage due to flood if they have purchased optional auto comprehensive coverage.

Management believes the estimated losses for Hurricanes Katrina and Rita are appropriately established and recorded based on available facts, information, laws and regulations.  However, actual results may differ materially from the amounts recorded because the estimation of the amount and extent of damage for the approximately 306,000 expected claims has been complicated by difficulties such as: the short amount of time that elapsed since these hurricane events occurred and the end of the quarter; the assessment of the extent of damage in the initial stages of adjusting residential property losses is particularly difficult; the policyholders’ ability to report claims and the Company’s ability to adjust claims have been impeded by the extent and nature of the devastation and certain restrictions on access to the affected areas;  increased costs due to the effects of increased demand for services and supplies in the affected areas could occur at a higher level than estimated; increased pressure on the Company’s catastrophe claims settlement management process due to the number and nature of the claims; and litigation recently filed by several parties including policyholders and state attorneys general (see Note 6).  In addition, the number of IBNR claims may be greater or less than anticipated.

The Company calculates and records a single best reserve estimate for losses from catastrophes, in conformance with generally accepted actuarial principles, and as a result management believes that no other estimate is better than the recorded amount.  Due to the uncertainties involved, including the factors described above, the ultimate cost of losses may vary materially from recorded amounts, which are based on management’s best estimates.  Accordingly, management believes that it is not practicable to develop a meaningful range for any such changes in losses incurred.

Management believes that the reserve for claims and claims expense, net of reinsurance recoverables, at September 30, 2005 is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by that date based on available facts, technology, laws and regulations.

Subsequent Event

On October 24, 2005, Hurricane Wilma made landfall in Florida.  Allstate Floridian Insurance Company and its subsidiaries (“AFIC”), subsidiaries of the Company, write property and casualty insurance in Florida.  AFIC maintains separate group ratings and is not reinsured by other Allstate subsidiaries that are not part of AFIC.  However, AIC has committed to make up to $375 million of additional capital available to AFIC through May of 2006 under specified circumstances.  In the event of a qualifying catastrophe, AFIC has access to reimbursement provided by the Florida Hurricane Catastrophe Fund (“FHCF”), for 90% of qualifying losses that exceed its retention of $233 million for the two largest hurricanes and $78 million for other hurricanes, up to an estimated maximum of $871 million.  As of September 30, 2005, none of the 2005 hurricanes covered by AFIC’s insurance policies have qualified for reimbursement from the FHCF as the estimated losses were below AFIC’s retention.  AFIC also has a multi-year reinsurance treaty that covers excess catastrophe losses in Florida whereby AFIC cedes 90% of losses in excess of the FHCF reimbursement up to $900 million and AFIC has reinsurance with Universal Insurance Company of North America (see Note 4).  Management believes it is not practicable, at the present time, to develop a meaningful loss estimate for Hurricane Wilma due to the short amount of time that has elapsed since this event.  In addition, the ultimate impact of Hurricane Wilma on Citizens Property Insurance Corporation (“Citizens”) is currently uncertain, but could result in Citizens recognizing a financial deficit.  Citizens may, in turn, levy a regular or emergency assessment on participating companies when the financial deficit occurs, adversely affecting the Company’s results of operations (see Note 6). The ultimate net cost of this event may be material to the Company’s Condensed Consolidated Statements of Operations.

4.              Reinsurance

Property-liability insurance premiums and life and annuity premiums and contract charges are net of the following reinsurance ceded:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2005	2004	2005	2004

Property-liability insurance premiums earned	$151	$109	$429	$290
Life and annuity premiums and contract charges	171	181	511	464

Property-liability insurance claims and claims expense and life and annuity contract benefits are net of the following reinsurance recoveries:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2005	2004	2005	2004

Property-liability insurance claims and claims expense	$466	$372	$833	$782
Life and annuity contract benefits (1)	135	125	429	347

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

Effective June 1, 2005, multi-year reinsurance treaties cover excess catastrophe losses in seven states: Connecticut, New Jersey, New York, North Carolina, South Carolina, Texas and Florida.  These reinsurance treaties replaced the reinsurance contracts entered into in 2004 that reinsured losses from future catastrophic events in the state of Florida, which expired in May 2005, and five three-year cancelable excess of loss reinsurance contracts that reinsured personal property losses in other states.  In the three-month and nine-month periods ended September 30, 2005, the Company ceded $48 million and $64 million of premiums earned under the new reinsurance treaties, respectively.  The Company ceded $37 million of premiums earned under the expiring and cancelled programs in the nine-month period ended September 30, 2005.

AFIC reached a definitive agreement for a portion of its existing customers to have new policies available from Universal Insurance Company of North America when their existing policies expire and are not renewed.  AFIC is also ceding premiums and losses on these policies through their expiration date under an indemnity reinsurance agreement. In the nine-months ended September 30, 2005, AFIC ceded $32 million of unearned premiums on the policies subject to the agreement as of the agreement’s inception date and $34 million of premiums written since the inception date through September 30, 2005.  AFIC ceded $23 million and $37 million of premiums earned related to these policies in the three-month and nine-month periods ended September 30, 2005, respectively.

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

The following table illustrates the inception to date change in the restructuring liability at September 30, 2005:

(in millions)	Employee costs	Exit costs	Total liability
Liability at inception	$46	$21	$67
Net adjustments to liability	(1)	(3)	(4)
Payments applied against the liability	(40)	(14)	(54)
Liability at Septemebr 30, 2005	$5	$4	$9

The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.

6.              Guarantees and Contingent Liabilities

State Facility assessments

The Company is required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations in various states that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers.  Because of the Company’s participation, the Company may be exposed to losses that surpass the capitalization of these facilities and/or to assessments from these facilities.

AFIC is subject to assessments from Citizens, which was created by the state of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market.  Citizens, at the discretion and direction of its Board of Governors (“Citizens Board”), can levy a regular assessment on participating companies for a deficit in any calendar year up to the greater of 10% of the deficit or 10% of Florida property premiums industry-wide for the prior year.  An insurer may recoup a regular assessment through a surcharge to policyholders.  In order to recoup its Citizens regular assessment, an insurer must file for a policy surcharge with the Florida Department of Insurance at least fifteen days prior to imposing the surcharge on policies.  If a deficit remains after the regular assessment, Citizens can also fund the remaining deficit by issuing bonds.  The costs of these bonds are then funded through emergency assessments in subsequent years.  Companies are required to collect the emergency assessments directly from residential property policyholders and remit them to Citizens as they are collected.  Participating companies are obligated to purchase any unsold bonds issued by Citizens.

Citizens reported losses from the hurricanes that struck Florida in the third quarter of 2004 and a deficit for the 2004 plan year.  When the Citizens Board met on April 21, 2005, they declared a deficit.  In August 2005, the Citizens Board declared and the Florida Office of Insurance Regulation approved a $515 million industry assessment to cover the deficit of which $43 million was assessed to the Company.  The Company accrued a liability of $43 million in the second quarter of 2005 based on the available information at that time since the state of Florida legislative session concluded on May 6, 2005 without adopting any legislative alternatives to an industry assessment by Citizens to eliminate the deficit, and the Board deferred any decision on assessment at their June 8, 2005 meeting until new Board members were installed in August 2005.  This assessment was paid in September 2005 and is expected to be partially recouped through premiums written in Florida in the fourth quarter of 2005 and in 2006.  These recoupments will be recorded in the consolidated financial statements as the related premiums are written.

The Company is also subject to assessments from the Louisiana Citizens Property Insurance Corporation (“LA Citizens”).  LA Citizens was created to provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers.  LA Citizens has estimated plan losses due to losses incurred from the hurricanes that struck Louisiana in the third quarter of 2005, and is thereby able to levy a regular and emergency assessment to participating companies and policyholders, respectively.  Based on information available through September 30, 2005, regarding the amount of the estimated deficiency and the Company’s market share, the Company accrued a liability of $33 million in the third quarter of 2005 for a regular assessment from LA Citizens.  Insurers are permitted to recoup a regular assessment through a surcharge to policyholders.  These recoupments will be recorded in the consolidated financial statements as the related premiums are written.  Insurers are required to collect emergency assessments, of which there have been none, directly from residential property policyholders and remit them to LA Citizens as they are collected.

The Company is currently monitoring developments with respect to various state facilities such as guaranty funds, LA Citizens, the Mississippi Windstorm Underwriting Association, the Mississippi Residential Underwriting Association, the Alabama Insurance Underwriting Association, the Texas FAIR Plan Association and the Texas Windstorm Insurance Association.  The ultimate impact of Hurricanes Katrina and Rita on these facilities is currently uncertain, but could result in the facilities recognizing a financial deficit different than the level currently estimated.  They may, in turn, have the ability to assess participating insurers when financial deficits occur, adversely affecting the Company’s results of operations.

These facilities are generally designed so that the ultimate cost is borne by policyholders, however the exposure to assessments and the availability of recoupments or premium rate increases may not offset each other in the Company’s financial statements.  Moreover, even if they do offset each other, they may not offset each other in the financial statements for the same fiscal period due to the ultimate timing of the assessments and recoupments or premium rate increases, as well as the possibility that affected policies will not be renewed in subsequent years.

Guarantees

The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective September 30, 2005, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $18 million at September 30, 2005.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that range from less than one year to three years.  Historically, the Company has not made any material payments pursuant to these guarantees.

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by their par value was $173 million at September 30, 2005.  The obligations associated with these fixed income securities expire at various times during the next seven years.

Lincoln Benefit Life Company (“LBL”), a wholly owned subsidiary of ALIC, has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program.  LBL has issued a repayment guarantee on the outstanding commercial paper balance that is fully collateralized by the cash surrender value of the universal life insurance contracts.  At September 30, 2005, the amount due under the commercial paper program was $302 million and the cash surrender value of the policies was $307 million.  The repayment guarantee expires April 30, 2006.

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2005.

Regulation

The Company is subject to changing social, economic and regulatory conditions.  From time to time regulatory authorities seek to influence and restrict premium rates, require premium refunds to policyholders, restrict the ability of insurers to cancel or non-renew policies, limit insurers’ ability to impose underwriting standards, impose additional regulations regarding agent and broker compensation and otherwise expand overall regulation of insurance products and the insurance industry.  The ultimate changes and eventual effects of these initiatives on the Company’s business, if any, are uncertain.

Legal and regulatory proceedings and inquiries

Background

The Company and certain subsidiaries are involved in a number of lawsuits, regulatory inquiries, and other legal proceedings arising out of various aspects of its business.  As background to the “Proceedings” sub-section below, please note the following:

•                  These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to, the underlying facts of each matter; novel legal issues; variations between jurisdictions in which matters are being litigated, heard or investigated; differences in applicable laws and judicial interpretations; the length of time before many of these matters might be resolved by settlement, through litigation or otherwise and, in some cases, the timing of their resolutions relative to other similar matters involving other companies; the fact that many of the lawsuits are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined; the fact that many of the lawsuits involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear; and the current challenging legal environment faced by large corporations and insurance companies.

•                  In the lawsuits, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages.  In some cases, the monetary damages sought include punitive or treble damages.  Often specific information about the relief sought, such as the amount of damages, is not available because plaintiffs have not requested specific relief in their pleadings.  When specific monetary demands are made, they are often set just below a state court jurisdictional limit in order to seek the maximum amount available in state court, regardless of the specifics of the case, while still avoiding the risk of removal to federal court. In our experience, monetary demands in pleadings bear little relation to the ultimate loss, if any, to the Company.

•                  In connection with regulatory examinations and proceedings, government authorities may seek various forms of relief, including penalties, restitution and changes in business practices.  The Company may not be advised of the nature and extent of relief sought until the final stages of the examination or proceeding.

•                  For the reasons specified above, it is not possible at this time to make meaningful estimates of the amount or range of loss that could result from the matters described below in the “Proceedings” subsection.  The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions.  When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

•                  In the opinion of the Company’s management, while the ultimate liability in some of the matters described below in the “Proceedings” subsection in excess of amounts currently reserved may be material to the Company’s operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on the consolidated financial condition of the Company.

Proceedings

There is one active nationwide class action lawsuit pending against Allstate regarding its specification of after-market (non-original equipment manufacturer) replacement parts in the repair of insured vehicles.  This suit alleges that the specification of such parts constitutes breach of contract and fraud. The suit mirrors to a large degree lawsuits filed against other carriers in the industry.  The plaintiffs allege that after-market parts are not “of like kind and quality” as required by the insurance policy, and they are seeking actual and punitive damages.  The Company has been vigorously defending this lawsuit, but its outcome is uncertain.  A second aftermarket parts lawsuit has now been dismissed.  In that case, plaintiffs had alleged that Allstate and three co-defendants violated federal antitrust laws by conspiring to manipulate the price of auto physical damage coverages in such a way that not all savings realized by the use of aftermarket parts are passed on to the policyholders.  In a related development, the Illinois Supreme Court recently reversed the billion-dollar judgment entered against State Farm in a nationwide aftermarket parts class action, Avery

v. State Farm.  The Company believes that the Avery decision will be useful in its defense of the remaining aftermarket parts case discussed above, which is pending in Illinois.

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

The Company is defending a putative nationwide class action that alleges that the Company discriminates against non-Caucasian policyholders, through underwriting and rate-making practices including the use of credit information, by charging them higher premiums.  The Company is also defending a putative statewide class action challenging its use of credit information under certain state insurance statutes.  The plaintiffs in these cases seek monetary and equitable relief, including actual and punitive damages and injunctive relief.  The Company removed the statewide class action to federal court. The Fifth Circuit Court of Appeals has recently affirmed the trial court’s denial of the plaintiff’s motion to remand to state court.  The Company denies these allegations and has been vigorously defending these lawsuits.  The outcome of these disputes is currently uncertain.

Allstate is defending various lawsuits involving worker classification issues.  These lawsuits include a number of putative class actions and one certified class action challenging the overtime exemption claimed by the Company under the Fair Labor Standards Act or state wage and hour laws.  In these cases, plaintiffs seek monetary relief, such as penalties and liquidated damages, and non-monetary relief, such as injunctive relief and an accounting.  These class actions mirror similar lawsuits filed against other carriers in the industry and other employers, some of which have been settled recently.  In the one certified class action against Allstate, based on California law, the parties reached a tentative agreement on June 24, 2005 to settle the case.  The parties executed a definitive settlement agreement on August 30, 2005, which the trial court preliminarily approved.  The settlement is subject to a final fairness hearing and approval by the trial court.  With respect to this matter, Allstate established an accrual in the second quarter of 2005 of $120 million, including attorney fees and other costs. Allstate is continuing to vigorously defend its other worker classification lawsuits.  The outcome of these disputes is currently uncertain.

The Company is defending certain matters relating to the Company’s agency program reorganization announced in 1999.  These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws, a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations, and a lawsuit filed in October 2004 by the EEOC alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization. The Company is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization.  These plaintiffs have asserted breach of contract and ERISA claims and are seeking actual damages including benefits under Allstate employee benefit plans and payments provided in connection with the reorganization, as well as punitive damages.  In late March 2004, in the first EEOC lawsuit and class action lawsuit, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to Allstate “any and all benefits received by the [agent] in exchange for signing the release.”  The court also “concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order.  The case otherwise remains pending.  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue.  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in April 2005.  In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  Allstate has been vigorously defending these lawsuits and other matters related to its agency program reorganization.  In addition, Allstate has been defending certain matters relating to its life agency program reorganization announced in 2000.  These matters have been the subject of an investigation by the EEOC with respect to allegations of age discrimination and retaliation and conciliation discussions between Allstate and the EEOC.  The outcome of these disputes is currently uncertain.

 The Company has resolved through mediation and settlement all but one of its lawsuits brought by plaintiffs challenging trading restrictions the Company adopted in an effort to limit market-timing activity in its variable annuity sub-accounts.  In the one lawsuit the Company is still defending, the plaintiff seeks a variety of remedies including monetary and equitable relief. The Company has been vigorously defending this matter, but the outcome is currently uncertain.

The Company is defending several matters filed in the aftermath of Hurricanes Katrina and Rita, including several statewide putative class action lawsuits pending in Louisiana, Mississippi, and Texas.  In addition, the Mississippi Attorney General filed a suit asserting that the flood exclusion found in Allstate’s and other insurance companies’ policies is either ambiguous, unenforceable as unconscionable or contrary to public policy, or inapplicable to the damage suffered in the wake of Hurricane Katrina.  These suits seek primarily declaratory relief, and in some cases, actual and punitive damages in an unspecified amount.  Additionally, in connection with a petition for injunctive relief filed by the Texas Attorney General, a temporary injunction was entered against Allstate on October 21, 2005, which prevents it from denying and failing to pay claims for loss of use (additional living expense) caused by Hurricane Rita if the insured property is rendered untenantable, regardless of whether direct physical loss or physical damage to the property occurred.  Allstate denies that there is coverage under these circumstances.  The Texas Court of Appeals stayed the temporary injunction on October 27, 2005, pending disposition of Allstate’s request for immediate review of the temporary injunction.  The matters described in this paragraph are in various stages of development and Allstate intends to vigorously defend them.  The outcome of these disputes is currently uncertain.

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

Various other legal and regulatory actions, including state market conduct exams, are currently pending that involve the Company and specific aspects of its conduct of business.  Like other members of the insurance industry, the Company is the target of a number of class action lawsuits and other types of proceedings, some of which involve claims for substantial or indeterminate amounts.  These actions are based on a variety of issues and target a range of the Company’s practices.  The outcome of these disputes is currently unpredictable.

However, at this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of the actions described in this “Other Matters” subsection in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial condition of the Company.

Asbestos and environmental

Allstate’s reserves for asbestos claims were $1.49 billion and $1.46 billion, net of reinsurance recoverables of $912 million and $963 million at September 30, 2005 and December 31, 2004, respectively.  Reserves for environmental claims were $219 million and $232 million, net of reinsurance recoverables of $44 million and $49 million at September 30, 2005 and December 31, 2004, respectively.  Approximately 66% and 62% of the total net asbestos and environmental reserves at September 30, 2005 and December 31, 2004, respectively, were for incurred but not reported estimated losses.

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

7.              Components of Net Periodic Pension and Postretirement Benefit Costs

The components of net periodic cost for the Company’s pension and postretirement benefit plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2005	2004	2005	2004

Pension benefits
Service cost (1)	$46	$39	$156	$117
Interest cost	71	66	212	198
Expected return on plan assets	(79)	(72)	(235)	(216)
Amortization of:
Prior service costs	(1)	(1)	(2)	(2)
Net loss	34	30	100	88
Settlement loss	9	9	27	32
Net periodic pension cost	$80	$71	$258	$217

Postretirement benefits
Service cost (1)	6	7	25	21
Interest cost	17	17	50	53
Amortization of:
Prior service costs	—	—	(1)	(1)
Net loss	1	3	5	9
Net periodic postretirement cost	$24	$27	$79	$82

(1) In the three months ended March 31, 2005, the Company recognized $19 million and $4 million pretax for pension and postretirement benefits, respectively, related to a non-recurring increase in liability for future benefits of a discontinued benefit plan.

As a result of the subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the net periodic postretirement benefit cost for the three-month and nine-month periods ended September 30, 2005 was reduced by $5 million and $11 million, respectively, of which $2 million and $3 million was a reduction of current period service cost, $1 million and $3 million was the reduction in interest cost on the APBO and $2 million and $5 million was amortization of the actuarial experience gain attributable to past service, respectively (see Note 1).

As of September 30, 2005, the Company contributed $70 million to its pension plans.  The Company plans to contribute a total of $356 million to its pension plans in 2005.

8.              Equity Incentive Plans

The following table illustrates the effect on net income and earnings per share as if the fair value based method, adopted prospectively by the Company on January 1, 2003, had been applied to all outstanding and unvested options in each period.

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2005	2004	2005	2004

Net (loss) income, as reported	$(1,548)	$56	$724	$2,039
Add: Employee stock option expense included in reported net (loss) income, after-tax (1)	7	2	24	11
Deduct: Total employee stock option expense determined under fair value based method for all awards, after-tax	(8)	(7)	(32)	(27)
Pro forma net (loss) income	$(1,549)	$51	$716	$2,023

Earnings per share—Basic:
As reported	$(2.36)	$0.10	$1.09	$2.92
Pro forma	(2.37)	0.08	1.07	2.89

Earnings per share—Diluted:
As reported	$(2.36)	$0.09	$1.08	$2.90
Pro forma	(2.37)	0.08	1.07	2.87

(1) In the three-month and nine-month periods ended September 30, 2005, the Company recognized a total of $3 million and $19 million after-tax, respectively, related to the acceleration of deferred compensation expense on unvested stock awards granted to retirement eligible employees, including $2 million and $11 million after-tax, respectively, on unvested stock options (included in the table above) and $1 million and $8 million after-tax, respectively, on restricted stock.

9.              Business Segments

Summarized revenue data for each of the Company’s business segments are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2005	2004	2005	2004

Revenues
Property-Liability
Property-liability insurance premiums earned
Standard auto	$4,086	$3,915	$12,118	$11,548
Non-standard auto	438	490	1,345	1,515
Auto	4,524	4,405	13,463	13,063
Homeowners	1,589	1,483	4,732	4,360
Other	667	662	2,006	1,955
Allstate Protection	6,780	6,550	20,201	19,378
Discontinued Lines and Coverages	1	1	—	4
Total property-liability insurance premiums earned	6,781	6,551	20,201	19,382
Net investment income	454	443	1,333	1,310
Realized capital gains and losses	163	100	385	400
Total Property-Liability	7,398	7,094	21,919	21,092
Allstate Financial
Life and annuity premiums and contract charges
Traditional life	68	81	204	246
Immediate annuities with life contingencies	37	66	160	209
Accident and health and other	113	100	325	290
Total life and annuity premiums	218	247	689	745
Interest-senstive life	196	187	581	540
Fixed annuities	16	13	49	41
Variable annuities	75	61	206	182
Total contract charges	287	261	836	763
Total life and annuity premiums and contract charges	505	508	1,525	1,508
Net investment income	974	866	2,838	2,520
Realized capital gains and losses	27	(51)	52	(135)
Total Allstate Financial	1,506	1,323	4,415	3,893
Corporate and Other
Service fees	3	3	7	9
Net investment income	29	24	93	76
Realized capital gains and losses	9	1	11	(4)
Total Corporate and Other before reclassification of service fees	41	28	111	81
Reclassification of service fees (1)	(3)	(3)	(7)	(9)
Total Corporate and Other	38	25	104	72
Consolidated Revenues	$8,942	$8,442	$26,438	$25,057

(1)          For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2005	2004	2005	2004
Income before cumulative effect of change in accounting principle, after-tax
Property-Liability
Underwriting (loss) income
Allstate Protection	$(3,227)	$(370)	$(1,218)	$1,707
Discontinued Lines and Coverages	(136)	(315)	(170)	(639)
Total underwriting (loss) income	(3,363)	(685)	(1,388)	1,068
Net investment income	454	443	1,333	1,310
Income tax benefit (expense) on operations	1,124	167	291	(605)
Realized capital gains and losses, after-tax	99	69	248	272
Property-Liability (loss) income before cumulative effect of change in accounting principle, after-tax	(1,686)	(6)	484	2,045
Allstate Financial
Life and annuity premiums and contract charges	505	508	1,525	1,508
Net investment income	974	866	2,838	2,520
Periodic settlements and accruals on non-hedge derivative instruments	14	15	49	33
Contract benefits and interest credited to contractholder funds	(1,003)	(906)	(2,961)	(2,626)
Operating costs and expenses and amortization of deferred policy acquisition costs	(270)	(259)	(819)	(818)
Restructuring and related charges	(1)	(1)	(1)	(5)
Income tax expense on operations	(63)	(72)	(189)	(203)
Operating income	156	151	442	409
Realized capital gains and losses, after-tax	17	(33)	33	(90)
Deferred policy acquisition costs and deferred sales inducements amortization relating to realized capital gains and losses, after-tax	(2)	(15)	(106)	(28)
Non-recurring increase in liability for future benefits, after-tax (1)	—	—	(22)	—
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(10)	(10)	(32)	(21)
Loss on disposition of operations, after-tax	(7)	(5)	(11)	(22)
Allstate Financial income before cumulative effect of change in accounting principle, after-tax	154	88	304	248
Corporate and Other
Service fees (2)	3	3	7	9
Net investment income	29	24	93	76
Operating costs and expenses	(82)	(82)	(255)	(241)
Income tax benefit on operations	29	28	84	79
Operating loss	(21)	(27)	(71)	(77)
Realized capital gains and losses, after-tax	5	1	7	(2)
Corporate and Other loss before cumulative effect of change in accounting principle, after-tax	(16)	(26)	(64)	(79)
Consolidated (loss) income before cumulative effect of change in accounting principle, after-tax	$(1,548)	$56	$724	$2,214

(1)          The non-recurring increase in liability for future benefits is for a discontinued benefit plan (see Note 7 for impact to pension and postretirement benefits).

(2)          For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

10.       Other Comprehensive Income

The components of other comprehensive income (loss) on a pretax and after-tax basis are as follows:

	Three months ended September 30,
	2005			2004
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized net holding (losses) gains arising during the period	$(734)	$257	$(477)	$1,229	$(430)	$799
Less: reclassification adjustments	89	(31)	58	50	(18)	32
Unrealized net capital (losses) gains	(823)	288	(535)	1,179	(412)	767
Unrealized foreign currency translation adjustments	23	(8)	15	26	(9)	17
Other comprehensive (loss) income	$(800)	$280	(520)	$1,205	$(421)	784

Net (loss) income			(1,548)			56

Comprehensive (loss) income			$(2,068)			$840

	Nine months ended September 30,
	2005			2004
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized net holding (losses) gains arising during the period	$(761)	$266	$(495)	$(148)	$52	$(96)
Less: reclassification adjustments	296	(104)	192	349	(122)	227
Unrealized net capital (losses) gains	(1,057)	370	(687)	(497)	174	(323)
Unrealized foreign currency translation adjustments	12	(4)	8	17	(6)	11
Other comprehensive (loss) income	$(1,045)	$366	(679)	$(480)	$168	(312)

Net income			724			2,039

Comprehensive income			$45			$1,727

11.       Debt Outstanding

In May 2005, the Company issued $800 million of 5.55% senior notes due 2035.  The net proceeds of this issuance were used for general corporate purposes, including funding the repayment of a portion of the $900 million of 7.875% senior notes, which were repaid at their scheduled maturity, May 1, 2005.

In July 2005, the Company liquidated its consolidated investment management variable interest entity (“VIE”).  As a result of the liquidation, long-term debt and assets decreased by $279 million and $305 million (of which $298 million was classified as investments), respectively.  In September 2005, the Company established a new investment management VIE that holds assets under the management of Allstate Investment Management Company, a subsidiary of the Company, on behalf of unrelated third party investors.  The VIE had assets consisting primarily of investments totaling $318 million and liabilities consisting primarily of long-term debt totaling $288 million at September 30, 2005.  The Company does not consolidate the VIE because it is not the primary beneficiary of this VIE. The Company’s maximum loss exposure related to its investment in the VIE is the current carrying value of its equity investment, which was $10 million at September 30, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Allstate Corporation:

We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of September 30, 2005, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
November 1, 2005

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

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

HIGHLIGHTS

•                  Catastrophe losses in the third quarter of 2005 totaled $4.71 billion compared to $1.71 billion in the same period of 2004.  Catastrophe losses in the first nine months of 2005 totaled $5.02 billion compared to $2.06 billion in the same period of 2004.  The effect of catastrophe losses on the combined ratio was 69.4 points and 26.0 points in the third quarter of 2005 and 2004, respectively, and 24.8 points and 10.6 points in the first nine months of 2005 and 2004, respectively.  Catastrophe losses in the third quarter of 2005 included the impacts of Hurricanes Katrina ($3.68 billion pre-tax or $2.39 billion after-tax), Rita ($850 million pre-tax or $553 million after-tax, net of reinsurance), Dennis and Ophelia.

•                  Net loss per diluted share was $2.36 in the third quarter of 2005 compared to a net income per diluted share of $0.09 in the third quarter of last year, primarily due to higher catastrophes.  Net income per diluted share was $1.08 in the first nine months of 2005 compared to $2.90 in the first nine months of last year, primarily due to higher catastrophes.

•                  Property-Liability premiums earned increased $230 million or 3.5% to $6.78 billion in the third quarter of 2005 from $6.55 billion in the third quarter of 2004 and increased $819 million or 4.2% to $20.20 billion for the first nine months of 2005 from $19.38 billion for the first nine months of 2004.

•                  The Property-Liability combined ratio was 149.6 in the third quarter of 2005 compared to 110.5 in the third quarter of 2004 and 106.9 in the first nine months of 2005 compared to 94.5 in the first nine months of 2004.

•                  Allstate Financial net income increased to $154 million in the third quarter of 2005 compared to $88 million in the third quarter of 2004 and to $304 million for the first nine months of 2005 compared to $73 million for the first nine months of 2004.  The increase in the first nine months of 2005 was partially due to a $175 million cumulative effect of a change in accounting principle, after-tax for the adoption of AICPA Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” in the first quarter of 2004.

•                  Allstate Financial investments increased 4.6% as of September 30, 2005 compared to December 31, 2004 due primarily to increased contractholder funds and increased funds associated with securities lending.

•                  Net realized capital gains were $199 million in the third quarter of 2005 compared to $50 million in the third quarter of 2004.  Net realized capital gains were $448 million in the first nine months of 2005 compared to $261 million in the first nine months of 2004.

•                  For the twelve months ended September 30, 2005, return on equity declined 4.7 points to 9.2% from 13.9% for the twelve months ended September 30, 2004.  This decline is due to the increased level of hurricane losses incurred in the third quarter of 2005, which are included in our trailing twelve month calculation.  Return on equity for the twelve months ended June 30, 2005 was 16.1%.

CONSOLIDATED NET INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004

Revenues
Property-liability insurance premiums earned	$6,781	$6,551	$20,201	$19,382
Life and annuity premiums and contract charges	505	508	1,525	1,508
Net investment income	1,457	1,333	4,264	3,906
Realized capital gains and losses	199	50	448	261
Total revenues	8,942	8,442	26,438	25,057

Costs and expenses
Property-liability insurance claims and claims expense	(8,529)	(5,661)	(16,706)	(13,668)
Life and annuity contract benefits	(395)	(401)	(1,209)	(1,174)
Interest credited to contractholder funds	(608)	(505)	(1,784)	(1,455)
Amortization of deferred policy acquisition costs	(1,160)	(1,124)	(3,557)	(3,251)
Operating costs and expenses	(713)	(738)	(2,266)	(2,241)
Restructuring and related charges	(10)	1	(36)	(26)
Interest expense	(85)	(76)	(251)	(223)
Total costs and expenses	(11,500)	(8,504)	(25,809)	(22,038)

Loss on disposition of operations	(4)	(6)	(12)	(17)
Income tax benefit (expense)	1,014	124	107	(788)
Cumulative effect of change in accounting principle, after-tax	—	—	—	(175)
Net (loss) income	$(1,548)	$56	$724	$2,039

Property-Liability	$(1,686)	$(6)	$484	$2,045
Allstate Financial	154	88	304	73
Corporate and Other	(16)	(26)	(64)	(79)
Net (loss) income	$(1,548)	$56	$724	$2,039

PROPERTY-LIABILITY HIGHLIGHTS

•                  Premiums written increased 2.9% in the third quarter of 2005 over the third quarter of 2004 and 3.5% in the first nine months of 2005 over the first nine months of 2004, primarily due to increases in the Allstate brand standard auto and homeowners policies in force (“PIF”) and average premiums.  Premiums written grew 3.7%, excluding the cost of catastrophe reinsurance programs purchased in 2005, impacts of Hurricane Katrina and business ceded to Universal Insurance Company of North America (“Universal”).  The impacts of Hurricane Katrina related to an estimate of policies expected to be canceled by the policyholder, which decreased premiums written by $14 million.  Allstate brand standard auto and homeowners premiums written increased 4.7% and 6.0%, respectively, in the third quarter of 2005 and 5.1% and 7.4%, respectively, in the first nine months of 2005, over the same periods of 2004.  Allstate brand standard auto new business premiums written increased 2.0% in the third quarter of 2005 and decreased 1.3% in the first nine months of 2005 over the same periods of 2004.  Allstate brand homeowners new business premiums written decreased 6.5% in the third quarter of 2005 and 6.8% in the first nine months of 2005 over the same periods of 2004.  The Allstate brand homeowner decrease was primarily due to declines in certain markets from proactive risk management actions.  Premiums written is an operating measure that is defined and reconciled to premiums earned on page 25.

•                  Growth in PIF as of the third quarter of 2005 when compared to the third quarter of 2004 for Allstate brand standard auto and homeowners was 3.6% and 4.4%, respectively, and total Allstate brand personal lines PIF increased 2.9%.  The Allstate brand standard auto renewal ratio was 90.5 in the third quarter of 2005 compared to 90.9 in the third quarter of 2004 and 90.7 in the first nine months of 2005 compared to 90.8 in the first nine months of 2004.  The Allstate brand homeowners renewal ratio was 88.5 in the third quarter of 2005 compared to 88.6 in the third quarter of 2004 and 88.4 in the first nine months of 2005 compared to 88.3 in the first nine months of 2004.  The PIF and renewal ratio results exclude Allstate Canada.

•                  Property-Liability underwriting loss was $3.36 billion in the third quarter of 2005 compared to $685 million in the third quarter of 2004 due to higher catastrophes, partially offset by higher premiums earned, favorable claim frequencies (rate of claim occurrence) excluding catastrophes and favorable reserve reestimates related to prior years.  The combined ratio was 149.6 in the third quarter of 2005 compared to 110.5 in the third quarter of 2004.  Property-Liability underwriting loss was $1.39 billion in the first nine months of 2005 compared to an underwriting income of $1.07 billion in the first nine months of 2004 due to higher catastrophes, increased severity (average cost per claim) of current year claims and a $120 million accrual for the anticipated settlement of a worker classification lawsuit, partially offset by higher premiums earned, favorable claim frequencies excluding catastrophes and favorable reserve reestimates related to prior years.  The combined ratio was 106.9 in the first nine months of 2005 compared to 94.5 in the first nine months in 2004.  Underwriting income (loss), a measure that is not based on generally accepted accounting principles (“GAAP”), is defined below.

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

Underwriting income (loss), a measure that is not based on GAAP and is reconciled to net income on page 25, is calculated as premiums earned, less claims and claims expense (“losses”), amortization of deferred policy acquisition costs (“DAC”), operating costs and expenses and restructuring and related charges, as determined using GAAP.  We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results.  It is also an integral component of incentive compensation.  It is useful for investors to evaluate the components of income separately and in the aggregate when reviewing performance.  Underwriting income (loss) should not be considered as a substitute for net income and does not reflect the overall profitability of the business.  Net income is the most directly comparable GAAP measure.

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

•                  Combined ratio – the ratio of claims and claims expense, amortization of DAC, operating costs and expenses and restructuring and related charges to premiums earned.  The combined ratio is the sum of the loss ratio and the expense ratio.  The difference between 100% and the combined ratio represents underwriting income (loss) as a percentage of premiums earned.

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

•                  Effect of Discontinued Lines and Coverages on combined ratio – the ratio of claims and claims expense and other costs and expenses in the Discontinued Lines and Coverages segment to Property-Liability premiums earned.  The sum of the effect of Discontinued Lines and Coverages on the combined ratio and the Allstate Protection combined ratio on page 36 is equal to the Property-Liability combined ratio.

Summarized financial data, a reconciliation of underwriting (loss) income to net income and GAAP operating ratios for our Property-Liability operations are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratios)	2005	2004	2005	2004
Premiums written	$7,158	$6,958	$20,733	$20,032
Revenues
Premiums earned	$6,781	$6,551	$20,201	$19,382
Net investment income	454	443	1,333	1,310
Realized capital gains and losses	163	100	385	400
Total revenues	7,398	7,094	21,919	21,092

Costs and expenses
Claims and claims expense	(8,529)	(5,661)	(16,706)	(13,668)
Amortization of DAC	(1,029)	(985)	(3,061)	(2,858)
Operating costs and expenses	(577)	(592)	(1,787)	(1,767)
Restructuring and related charges	(9)	2	(35)	(21)
Total costs and expenses	(10,144)	(7,236)	(21,589)	(18,314)

Income tax benefit (expense)	1,060	136	154	(733)
Net (loss) income	$(1,686)	$(6)	$484	$2,045

Underwriting (loss) income	$(3,363)	$(685)	$(1,388)	$1,068
Net investment income	454	443	1,333	1,310
Income tax benefit (expense) on operations	1,124	167	291	(605)
Realized capital gains and losses, after-tax	99	69	248	272
Net (loss) income	$(1,686)	$(6)	$484	$2,045

Catastrophe losses	$4,707	$1,706	$5,017	$2,056

GAAP operating ratios
Claims and claims expense (“loss”) ratio	125.8	86.4	82.7	70.5
Expense ratio	23.8	24.1	24.2	24.0
Combined ratio	149.6	110.5	106.9	94.5
Effect of catastrophe losses on combined ratio	69.4	26.0	24.8	10.6
Effect of pretax reserve reestimates on combined ratio	(2.2)	1.3	(1.6)	(0.2)
Effect of restructuring and related charges on combined ratio	0.1	—	0.2	0.1
Effect of Discontinued Lines and Coverages on combined ratio	2.0	4.9	0.9	3.3

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

A reconciliation of premiums written to premiums earned is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004

Premiums written:
Allstate Protection	$7,158	$6,957	$20,732	$20,029
Discontinued Lines and Coverages	—	1	1	3
Property-Liability premiums written	7,158	6,958	20,733	20,032
Increase in unearned premiums	(393)	(450)	(548)	(696)
Other	16	43	16	46
Property-Liability premiums earned	$6,781	$6,551	$20,201	$19,382

Premiums earned:
Allstate Protection	$6,780	$6,550	$20,201	$19,378
Discontinued Lines and Coverages	1	1	—	4
Property-Liability	$6,781	$6,551	$20,201	$19,382

ALLSTATE PROTECTION SEGMENT

As we continue to use Tiered Pricing, which includes our Strategic Risk Management, and underwriting, the distinctions between standard and non-standard have become less important in certain states.  For this reason, we are shifting our managerial focus and believe it is useful for investors to analyze auto results that aggregate our standard and non-standard business.  However, we will continue to provide results for standard and non-standard auto.  Generally, standard auto customers are expected to have lower risks of loss than non-standard auto customers.  Our strategy for the Encompass brand focuses on those markets that give us the best opportunity to grow profitably, in part by using Tiered Pricing.  The integration of Encompass policies onto Allstate systems has resulted in a different counting process for PIF.  As a result, percent changes in PIF and average premium and the renewal ratio are subject to some distortion until the integration is fully complete.

Homeowners Catastrophe Management Strategy

The overarching intent of our catastrophe management strategy is to support profitable growth of our homeowners business.  While in many areas of the country we are currently achieving returns within acceptable risk management tolerances, our goal is to find solutions that support a continued yet prudent presence in catastrophe prone markets.  Allstate is introducing integrated enterprise risk management (“ERM”) capabilities as part of our continued commitment to effective management of our capital, returns and risk profile.  A principal ERM goal is to validate where and how we insure homeowners catastrophes and to further increase our return on equity, thereby lessening our earnings volatility and capital requirements.  In introducing integrated ERM capabilities, we are considering and adopting new performance measurements for managing our homeowners business.  These measurements currently include establishing an exposure limit based on hurricane and earthquake losses which have a one percent probability of occurring on an annual aggregate countrywide basis, refining acceptable targeted rates of return by line and by state and evaluating potential capital impairment measurements.  Actions resulting from the evaluation of these measurements will reduce our catastrophe risk and improve long-term returns.

We consider the greatest areas of potential catastrophe losses due to hurricanes to be major metropolitan centers near the eastern and gulf coasts of the United States, and the greatest areas of potential catastrophe losses due to earthquakes to be California, areas surrounding the New Madrid fault system in the states of Missouri, Kentucky and Tennessee, and faults in and surrounding the states of Oregon, Washington and South Carolina.  While in most cases the areas we consider to have the greatest potential for catastrophe losses do not include an entire state, as of September 30, 2005, homeowners premiums earned in these states represented approximately 75% of our total homeowners premiums earned, with the states along the eastern and gulf coasts representing approximately 55% and the states with earthquake exposure listed above (excluding South Carolina) representing approximately 20%.

We are evaluating the implications of reducing our catastrophe exposure.  Possible actions we may undertake include additional purchases of reinsurance to mitigate potential exposure to major hurricane and earthquake catastrophe risks, including assessments from the California Earthquake Authority (“CEA”); changes in rates, deductibles and coverage; limitations on new business writings; changes to underwriting requirements; non-renewal or withdrawal from certain markets; and/or pursuing alternative markets for placement of business or segments of risk exposure in certain areas.

We utilize reinsurance in order to reduce exposure to catastrophe risk and to support the required statutory surplus and the insurance financial strength ratings of certain subsidiaries, such as Allstate Floridian Insurance Company and Allstate New Jersey Insurance Company.  We purchase significant reinsurance where we believe the greatest benefit will be achieved in terms of our aggregate countrywide exposure limits based on our ERM model.  The price and terms of reinsurance are also considered in the purchase process, and whether the price can be included in future rates charged to policyholders.  Effective June 1, 2005, multi-year reinsurance treaties cover excess catastrophe losses in seven states: Connecticut, New Jersey, New York, North Carolina, South Carolina, Texas and Florida.  The cost of these treaties is approximately $190 million per year, or $48 million per quarter.  The annual retentions and limits on these treaties are shown in the following table.

State	% Placed	Annual Retention	Limit
Connecticut	95	$ 100,000,000	$200,000,000
New Jersey	95	100,000,000	100,000,000
New York	90	750,000,000	1,000,000,000
North Carolina	10	80,000,000	175,000,000
South Carolina	10	97,000,000	435,000,000
Texas(2)	95	320,000,000	550,000,000
Florida	90	Excess of FHCF Reimbursement(1)	900,000,000

(1) The Florida Hurricane Catastrophe Fund (“FHCF”) provides 90% reimbursement of qualifying losses up to an estimated maximum.  For the current season, this maximum is estimated to be $871 million in excess of Allstate’s retention of $233 million for the two largest hurricanes and $78 million for other hurricanes.

(2) Reinsurance is recoverable by Allstate Texas Lloyd’s (“ATL”), a syndicate insurance company.  ATL also has a 100% reinsurance agreement with Allstate Insurance Company (“AIC”) providing net benefits to AIC as reinsurer.

These reinsurance treaties provide coverage per occurrence above each respective retention to the respective maximum coverage limit according to the percent placed.  Each of these treaties also has a reinstatement provision, none of which have been exercised to date; annual remeasurements, which could result in changes in retentions, limits and/or reinsurance premiums as a result of increases or decreases in our exposure levels from the previous year; and the New Jersey and Texas treaties have the option to expand coverage limits by $100 million per year in each of the two subsequent years.

Our exposure to certain potential losses from catastrophes is limited by our participation in various state facilities, such as the CEA, which provides insurance for California earthquake losses; the FHCF, which provides reimbursements on certain qualifying Florida hurricane losses; and other state facilities, such as wind pools.  In addition, in various states we are required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers.  Because of our participation, we may be exposed to losses that surpass the capitalization of these facilities and/or to assessments from these facilities.

We also continue to advocate for public policy solutions to help the country become better prepared for and protected from catastrophes.  These solutions include the development of state and national catastrophe funds; improved prevention and mitigation measures, including the adoption of more effective land use policies and stronger building codes; enhanced public education about catastrophe risk; better catastrophe relief, recovery and rebuilding processes; and a rigorous process of continuous improvement of public policy solutions.

Historical Catastrophe Experience  Since the beginning of 1992, the average annual impact of catastrophes on our Property-Liability loss ratio was 7.6 pts.  However, this average does not reflect the impact of some of the more significant actions we have taken to limit our catastrophe exposure.  Consequently, we think it is useful to consider the impact of catastrophes after excluding losses that are now partially or substantially covered by the CEA, FHCF or placed with a third party, such as hurricane coverage in Hawaii.  The average annual impact of all catastrophes, excluding losses from Hurricanes Andrew and Iniki and losses from California earthquakes, on our Property-Liability loss ratio was 6.0 points since the beginning of 1992.

Comparatively, the average annual impact of catastrophes on the homeowners loss ratio for the years 1992 through 2004 is shown in the following table.

	Average annual impact of catastrophes on the homeowners loss ratio	Average annual impact of catastrophes on the homeowners loss ratio excluding losses from Hurricanes Andrew and Iniki, and losses from California earthquakes
Eastern and gulf coast states	27.2	19.8
All other	24.1	15.4
Total	25.8	17.8

Premiums written by brand are shown in the following tables.

	Three Months Ended September 30,
	2005			2004
(in millions)	New	Renewal	Total	New	Renewal	Total
Allstate brand:
Standard auto	$357	$3,544	$3,901	$350	$3,375	$3,725
Non-standard auto	63	335	398	70	384	454
Auto	420	3,879	4,299	420	3,759	4,179
Homeowners	216	1,462	1,678	231	1,352	1,583
Other personal lines	128	514	642	131	512	643
Total Allstate brand	764	5,855	6,619	782	5,623	6,405

Encompass brand:
Standard auto	79	226	305	64	263	327
Non-standard auto (Deerbrook)	7	21	28	12	25	37
Auto	86	247	333	76	288	364
Homeowners	22	141	163	19	131	150
Other personal lines	11	32	43	10	28	38
Total Encompass brand	119	420	539	105	447	552

Total Allstate Protection Premiums written	$883	$6,275	$7,158	$887	$6,070	$6,957

	Nine Months Ended September 30,
	2005			2004
(in millions)	New	Renewal	Total	New	Renewal	Total
Allstate brand:
Standard auto	$994	$10,441	$11,435	$1,007	$9,873	$10,880
Non-standard auto	197	1,029	1,226	216	1,165	1,381
Auto	1,191	11,470	12,661	1,223	11,038	12,261
Homeowners	588	3,960	4,548	631	3,604	4,235
Other personal lines	380	1,558	1,938	441	1,510	1,951
Total Allstate brand	2,159	16,988	19,147	2,295	16,152	18,447

Encompass brand:
Standard auto	214	686	900	168	764	932
Non-standard auto (Deerbrook)	26	64	90	42	77	119
Auto	240	750	990	210	841	1,051
Homeowners	62	401	463	51	365	416
Other personal lines	37	95	132	31	84	115
Total Encompass brand	339	1,246	1,585	292	1,290	1,582

Total Allstate Protection premiums written	$2,498	$18,234	$20,732	$2,587	$17,442	$20,029

Standard auto premiums written increased 3.8% to $4.21 billion in the three months ended September 30, 2005 from $4.05 billion in the same period of 2004 and 4.4% to $12.34 billion during the first nine months of 2005 as compared to $11.81 billion in the first nine months of 2004.

	Allstate brand		Encompass brand (2)
Standard Auto	2005	2004	2005	2004
Three Months Ended September 30,
New business premiums ($ millions)	$357	$350	$79	$64
New business premiums (% change)	2.0	7.7	23.4	56.1
Renewal business premiums ($ millions)	$3,544	$3,375	$226	$263
Renewal ratio(1)	90.5	90.9	77.2	75.6
PIF (% change)(1)	3.6	5.4	(3.1)	(6.0)
Average premium (% change)(1)	1.4	0.8	7.2	20.5

Nine Months Ended September 30,
New business premiums ($ millions)	$994	$1,007	$214	$168
New business premiums (% change)	(1.3)	24.6	27.4	55.6
Renewal business premiums ($ millions)	$10,441	$9,873	$686	$764
Renewal ratio(1)	90.7	90.8	75.5	78.2
PIF (% change)(1)	3.6	5.4	(3.1)	(6.0)
Average premium (% change)(1)	1.4	1.4	11.4	17.7

(1) Allstate brand statistic excludes business written by Allstate Canada and Allstate Motor Club.

(2) Encompass brand statistics are subject to some distortion due to continued integration of systems.

Allstate brand standard auto new business premiums written increased for the three months ended September 30, 2005 and decreased in the first nine months of 2005 compared to the same periods of 2004.  The increase for the third quarter of 2005 was primarily due to increases in average premium, partially offset by competitive pressures in certain states.  In addition to the effects of PIF and average premium, written premium is also affected by other impacts of lesser consequence, such as changes in coverage.  The decrease in the first nine months of 2005 was primarily due to competitive pressures in certain states and our proactive catastrophe risk management actions.  For example, we are continuing to experience a decline in New Jersey due to new entrants in that market.  Allstate brand standard auto new business premiums grew 3.3% for the three months ended September 30, 2005 and 0.9% in the first nine months of 2005, excluding New Jersey, and increased in approximately 65% of the states.

The increase in Allstate brand standard auto PIF as of September 30, 2005 as compared to September 30, 2004 is the result of increases in renewal business, new business related to the implementation of a broader marketing approach and a decrease in rate activity.

The increase in the Allstate brand standard auto average premium for the three months ended September 30, 2005 and in the first nine months of 2005 compared to the same periods of 2004 is primarily due to higher average renewal premiums.  The rate of increase in average premium has declined over time due to the decrease in rate activity.

Encompass brand standard auto new business premiums written increased for the three months ended September 30, 2005 and in the first nine months of 2005 compared to the same periods of 2004 due to increases in new PIF and rate activity, the effect of which is declining due to the decrease in rate change activity.  We expect the rate of decline in Encompass brand standard auto PIF to moderate as we pursue growth opportunities in this channel.

We continue to pursue rate changes when indicated.  At the same time, we continue to expand the number of tiers used in our Tiered Pricing programs, which tends to result in lower net rate changes.  The following table shows the annual impact of net rate changes that were approved for standard auto during the three-month and nine-month periods ended September 30, 2005.

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	# of States	Countrywide (%)(1)	State Specific (%)(2)	# of States	Countrywide (%)(1)	State Specific (%)(2)
Allstate brand	6	0.1	3.8	22	0.4	0.9
Encompass brand	8	0.3	2.1	21	0.6	1.3

(1) Represents the impact in the states where rate changes were approved during the three months ended September 30, 2005 and the first nine months of 2005 as a percentage of total countrywide prior year-end premiums written.

(2) Represents the impact in the states where rate changes were approved during the three months ended September 30, 2005 and the first nine months of 2005 as a percentage of total prior year-end premiums written in those states.

Non-standard auto premiums written decreased 13.2% to $426 million for the three months ended September 30, 2005 from $491 million in the same period of 2004 and 12.3% to $1.32 billion during the first nine months of 2005 as compared to $1.50 billion in the first nine months of 2004.

	Allstate Brand		Encompass brand (Deerbrook)
Non-Standard Auto	2005	2004	2005	2004
Three Months Ended September 30,
New business premiums ($ millions)	$63	$70	$7	$12
New business premiums (% change)	(10.0)	4.5	(41.7)	(36.8)
Renewal business premiums ($ millions)	$335	$384	$21	$25
Renewal ratio(1)	77.5	78.2	64.5	60.8
PIF (% change)(1)	(12.2)	(12.2)	(19.6)	(7.4)
Average premium (% change)(1)	(0.3)	3.4	(7.4)	(6.5)

Nine Months Ended September 30,
New business premiums ($ millions)	$197	$216	$26	$42
New business premiums (% change)	(8.8)	—	(38.1)	(37.3)
Renewal business premiums ($ millions)	$1,029	$1,165	$64	$77
Renewal ratio(1)	78.0	78.3	64.7	61.1
PIF (% change)(1)	(12.2)	(12.2)	(19.6)	(7.4)
Average premium (% change)(1)	(0.2)	2.3	(6.3)	(6.3)

(1) Allstate brand statistic excludes business written by Allstate Canada.

Declines in Allstate brand non-standard auto renewal business premiums during the three months ended September 30, 2005 and the first nine months of 2005 compared to the same periods of 2004 are primarily due to a decline in PIF.  Renewal PIF declined because new business production in prior periods was insufficient to make up for an inherently low renewal ratio in this business, and new business PIF declined due to continued agent focus on our standard auto business.  The decline in average premium during the three months ended September 30, 2005 and first nine months of 2005 compared to the same periods of 2004 is due to a decrease in rates.

Encompass brand (Deerbrook) non-standard premiums written have decreased in the three months ended September 30, 2005 and in the first nine months of 2005 compared to the same periods of 2004 primarily because of declines in new business.

We continue to pursue rate changes when indicated.  The following table shows the annual impact of net rate changes that were approved for non-standard auto during the three-month and nine-month periods ended September 30, 2005.

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	# of States	Countrywide (%)(1)	State Specific (%)(2)	# of States	Countrywide (%)(1)	State Specific (%)(2)
Allstate brand	—	—	—	4	(0.4)	(1.7)
Encompass brand	—	—	—	—	—	—

(1) Represents the impact in the states where rate changes were approved during the three months ended September 30, 2005 and first nine months of 2005 as a percentage of total countrywide prior year-end premiums written.

(2) Represents the impact in the states where rate changes were approved during the three months ended September 30, 2005 and first nine months of 2005 as a percentage of total prior year-end premiums written in those states.

Auto premiums written increased 2.0% to $4.63 billion in the three months ended September 30, 2005 from $4.54 billion in the same period of 2004 and 2.5% to $13.65 billion during the first nine months of 2005 as compared to $13.31 billion in the first nine months of 2004.  Auto includes standard auto and non-standard auto business.

	Allstate brand		Encompass brand (2)
Auto	2005	2004	2005	2004
Three Months Ended September 30,
New business premiums ($ millions)	$420	$420	$86	$76
New business premiums (% change)	—	7.1	13.2	26.7
Renewal business premiums ($ millions)	$3,879	$3,759	$247	$288
Renewal ratio(1)	89.5	89.9	75.3	73.2
PIF (% change)(1)	2.4	3.9	(4.7)	(6.1)
Average premium (% change)(1)	0.7	0.5	6.8	16.8

Nine Months Ended September 30,
New business premiums ($ millions)	$1,191	$1,223	$240	$210
New business premiums (% change)	(2.6)	19.4	14.3	20.0
Renewal business premiums ($ millions)	$11,470	$11,038	$750	$841
Renewal ratio(1)	89.7	89.7	73.9	75.4
PIF (% change)(1)	2.4	3.9	(4.7)	(6.1)
Average premium (% change)(1)	0.7	0.7	10.2	14.0

(1) Allstate brand statistic excludes business written by Allstate Canada and Allstate Motor Club.

(2) Encompass brand statistics are subject to some distortion due to continued integration of systems.

The following table shows the annual impact of net rate changes that were approved for auto (standard and non-standard) during the three-month and nine-month periods ended September 30, 2005.

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	# of States	Countrywide (%)(1)	State Specific (%)(2)	# of States	Countrywide (%)(1)	State Specific (%)(2)
Allstate brand	6	0.1	3.8	22	0.3	0.8
Encompass brand	8	0.2	2.1	21	0.5	1.3

(1) Represents the impact in the states where rate changes were approved during the three months ended September 30, 2005 and first nine months of 2005 as a percentage of total countrywide prior year-end premiums written.

(2) Represents the impact in the states where rate changes were approved during the three months ended September 30, 2005 and first nine months of 2005 as a percentage of total prior year-end premiums written in those states.

Homeowners premiums written increased 6.2% to $1.84 billion in the three months ended September 30, 2005 from $1.73 billion in the same period of 2004 and 7.7% to $5.01 billion during the first nine months of 2005 as compared to $4.65 billion in the first nine months of 2004.  For the three months and nine months ended September 30, 2005, growth in Allstate Protection premiums written from the prior year periods was negatively impacted by reinsurance transactions, Hurricane Katrina and business ceded to Universal.

	Allstate brand		Encompass brand (2)
Homeowners	2005	2004	2005	2004
Three Months Ended September 30,
New business premiums ($ millions)	$216	$231	$22	$19
New business premiums (% change)	(6.5)	10.5	15.8	46.2
Renewal business premiums ($ millions)	$1,462	$1,352	$141	$131
Renewal ratio(1)	88.5	88.6	88.6	87.5
PIF (% change)(1)	4.4	6.2	4.4	—
Average premium (% change)(1)	5.2	2.9	6.3	13.7

	2005	2004	2005	2004
Nine Months Ended September 30,
New business premiums ($ millions)	$588	$631	$62	$51
New business premiums (% change)	(6.8)	25.4	21.6	64.5
Renewal business premiums ($ millions)	$3,960	$3,604	$401	$365
Renewal ratio(1)	88.4	88.3	87.4	89.6
PIF (% change)(1)	4.4	6.2	4.4	—
Average premium (% change)(1)	5.3	3.4	8.9	13.4

(1) Allstate brand statistic excludes business written in Canada.

(2) Encompass brand statistics are subject to some distortion due to continued integration of systems.

Allstate brand homeowners new business premiums written declined in the three months ended September 30, 2005 and in the first nine months of 2005 compared to the same periods of 2004, primarily due to declines in certain markets, such as Florida, California and New York, from our proactive catastrophe risk management actions.  New business premiums grew 2.8% in the three months ended September 30, 2005 and 3.8% in the first nine months of 2005, excluding Florida, California and New York, and increased in approximately 60% of the states.

The increase in Allstate brand homeowners PIF in the three months ended September 30, 2005 and in the first nine months of 2005 compared to the same periods of 2004 is the result of new business.  PIF are expected to be impacted by the Universal transaction and the non-renewal of 95,000 of Allstate Floridian policies or approximately 1% of Allstate brand homeowners PIF.  These policies non-renewed at a rate of 13% in the third quarter of 2005 and are expected to non-renew at a rate of 23% in the fourth quarter of 2005, 23% in the first quarter of 2006, 28% in the second quarter of 2006 and 13% in the third quarter of 2006.

The increases in Allstate brand average premium during the three months ended September 30, 2005 and the first nine months of 2005 compared to the same periods of 2004 were primarily due to higher average renewal premiums.  Higher average renewal premiums were primarily related to increases in insured value.

Encompass brand homeowners new business premiums written increased in the three months ended September 30, 2005 and in the first nine months of 2005 compared to the same periods of 2004 due to increases in PIF and average premium.  The increase in Encompass brand homeowners average premium was due to rate actions taken during the current and prior year and increases in insured value.

The following table shows the annual impact of net rate changes that were approved for homeowners during the three-month and nine-month periods ended September 30, 2005.

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	# of States	Countrywide (%)(1)	State Specific (%)(2)	# of States	Countrywide (%)(1)	State Specific (%)(2)
Allstate brand	4	0.6	6.6	11	1.0	5.8
Encompass brand	4	0.7	4.9	18	1.5	3.6

(1) Represents the impact in the states where rate changes were approved during the three months ended September 30, 2005 and the first nine months of 2005 as a percentage of total countrywide prior year-end premiums written.

(2) Represents the impact in the states where rate changes were approved during the three months ended September 30, 2005 and the first nine months of 2005 as a percentage of total prior year-end premiums written in those states.

Premiums earned by brand are shown in the following tables.

	Three Months Ended September 30,
	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2005	2004	2005	2004	2005	2004
Standard auto	$3,791	$3,606	$295	$309	$4,086	$3,915
Non-standard auto	407	451	31	39	438	490
Auto	4,198	4,057	326	348	4,524	4,405
Homeowners	1,441	1,347	148	136	1,589	1,483
Other	626	628	41	34	667	662
Total	$6,265	$6,032	$515	$518	$6,780	$6,550

	Nine Months Ended September 30,
	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2005	2004	2005	2004	2005	2004
Standard auto	$11,225	$10,639	$893	$909	$12,118	$11,548
Non-standard auto	1,248	1,391	97	124	1,345	1,515
Auto	12,473	12,030	990	1,033	13,463	13,063
Homeowners	4,301	3,966	431	394	4,732	4,360
Other	1,885	1,851	121	104	2,006	1,955
Total	$18,659	$17,847	$1,542	$1,531	$20,201	$19,378

Underwriting results are shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004

Premiums written	$7,158	$6,957	$20,732	$20,029
Premiums earned	$6,780	$6,550	$20,201	$19,378
Claims and claims expense	(8,394)	(5,347)	(16,543)	(13,032)
Amortization of DAC	(1,029)	(986)	(3,061)	(2,858)
Other costs and expenses	(575)	(589)	(1,780)	(1,760)
Restructuring and related charges	(9)	2	(35)	(21)
Underwriting (loss) income	$(3,227)	$(370)	$(1,218)	$1,707
Catastrophe losses	$4,707	$1,706	$5,017	$2,056

Underwriting (loss) income by brand
Allstate brand	$(3,120)	$(389)	$(1,187)	$1,634
Encompass brand	(107)	19	(31)	73
Underwriting (loss) income	$(3,227)	$(370)	$(1,218)	$1,707

Allstate Protection generated an underwriting loss of $3.23 billion during the three months ended September 30, 2005 compared to an underwriting loss of $370 million in the same period of 2004.  For the third quarter of 2005 as compared to the third quarter of 2004, increased premiums earned, declines in auto and homeowners claim frequency excluding catastrophes and higher favorable reserve reestimates related to prior years were more than offset by increased catastrophe losses and increased current year claim severity.  For the nine months ended September 30, 2005, Allstate Protection generated an underwriting loss of $1.22 billion compared to underwriting income of $1.71 billion for the first nine months of last year.  For the nine months ended September 30, 2005 as compared to the same period of 2004, increased premiums earned and declines in auto and homeowners claim frequency excluding catastrophes were more than offset by increased catastrophe losses and increased current year claim severity.  For the nine months ended September 30, 2005, claims and claims expense and the claims and claims expense ratio include the effect of $120 million or 0.6 points related to an accrual for a pending settlement of a worker classification lawsuit challenging our overtime exemption under California wage and hour laws (“accrual for litigation”).

Claim severity was impacted by inflation in medical costs and auto repair and home repair costs.  If future development of current year claim severity differs from the current reserve expectations by one percent, reserve reestimates would impact net income by approximately $110 million.

Impacts of Hurricanes Katrina and Rita

Hurricane Katrina made initial landfall in Florida on August 25, 2005 and again in the states of Louisiana, Mississippi and Alabama on August 29, 2005.  Hurricane Katrina is the costliest catastrophe in the United States’ history.

Catastrophe claims and claims expense estimates include losses from approximately 216,000 expected claims of which over 178,000 claims have been reported as of October 28, 2005 on our standard auto, non-standard auto, homeowners, commercial and other products.  The pre-tax estimates of catastrophe claims and claims expense by product are shown in the following table.

($ in millions)	Allstate brand	Encompass brand	Total
Hurricane Katrina
Standard auto	$219	$16	$235
Non-standard auto	17	—	17
Homeowners	2,886	101	2,987
Other	316	13	329
Total personal lines	$3,438	$130	$3,568
Commercial	115	N/A	115
Total loss estimate	$3,553	$130	$3,683

Our total loss estimate for Hurricane Katrina by state is approximately 70% in Louisiana, 24% in Mississippi, 4% in Alabama and 2% in Florida and other states.

Hurricane Rita made landfall near the border of Texas and Louisiana on September 24, 2005.  Our estimate of Hurricane Rita catastrophe claims and claims expense is $850 million, net of reinsurance.

Catastrophe claims and claims expense estimates include losses from approximately 90,000 expected claims of which over 66,000 claims have been reported as of October 28, 2005, on our standard auto, non-standard auto, homeowners, commercial and other products.  The pre-tax estimates of claims and claims expense by product are shown in the following table.

($ in millions)	Allstate brand	Encompass brand	Total
Hurricane Rita
Standard auto	$21	$1	$22
Non-standard auto	6	—	6
Homeowners	672	11	683
Other	102	—	102
Total personal lines	$801	$12	$813
Commercial	37	N/A	37
Total loss estimate, net of reinsurance	$838	$12	$850

Total loss estimate, gross of reinsurance	$1,043	$12	$1,055
Reinsurance recoverable(1)	205	—	205
Total loss estimate, net of reinsurance	$838	$12	$850

(1)          Reinsurance is recoverable by ATL, a syndicate insurance company.  ATL also has a 100% reinsurance agreement with AIC providing net benefits to AIC as reinsurer.

Our total net loss estimate for Hurricane Rita by state is approximately 50% in Louisiana, 49% in Texas and 1% in other states.  For details of our reinsurance program in Texas, see the Homeowners Catastrophe Management Strategy section.

Catastrophe claims and claims expense estimates also include an accrual of $37 million for anticipated assessments from various state facilities, including $33 million for a regular assessment from the Louisiana Citizens Property Insurance Corporation (“LA Citizens”).  For further information, see Note 6 to the Condensed Consolidated Financial Statements.

At September 30, 2005, a reserve reestimation resulting in a one percent increase or decrease in net reserves for Hurricane Katrina would impact net income by approximately $24 million, after-tax, and a reserve reestimation resulting in a one percent increase or decrease in net reserves for Hurricane Rita would impact net income by approximately $6 million, after-tax.  For further information on our loss estimation methodology, see Note 3 to the Condensed Consolidated Financial Statements.

Loss ratios by product, and expense and combined ratios by brand, are shown in the following table.  These ratios are defined on page 24.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Loss Ratio		Effect of Catastrophe Losses on the Loss Ratio		Loss Ratio		Effect of Catastrophe Losses on the Loss Ratio
	2005	2004	2005	2004	2005	2004	2005	2004
Allstate brand loss ratio:
Standard auto	64.8	62.6	6.5	1.1	65.4	63.3	2.6	0.8
Non-standard auto	59.5	48.8	5.9	1.6	58.9	54.6	2.2	0.9
Auto	64.3	61.1	6.4	1.2	64.8	62.3	2.6	0.8
Homeowners	298.1	128.7	257.9	86.5	131.6	75.3	90.7	35.5
Other	148.6	123.1	91.3	68.2	89.9	82.3	33.1	24.8

Total Allstate brand loss ratio	126.5	82.6	72.8	27.2	82.7	67.3	26.0	11.0
Allstate brand expense ratio	23.3	23.8			23.7	23.5
Allstate brand combined ratio	149.8	106.4			106.4	90.8

Encompass brand loss ratio:
Standard auto	75.3	61.1	5.8	0.6	67.6	61.4	1.9	0.8
Non-standard auto (Deerbrook)	64.5	79.5	3.2	2.6	73.2	78.2	1.0	0.8
Auto	74.2	63.2	5.5	0.8	68.2	63.4	1.8	0.8
Homeowners	124.3	86.0	78.4	44.8	78.2	71.3	31.8	21.0
Other	102.4	73.5	34.1	2.9	81.0	85.6	14.1	2.9

Encompass brand loss ratio	90.9	69.9	28.8	12.6	72.0	67.0	11.2	6.2
Encompass brand expense ratio	29.7	26.4			30.0	28.3
Encompass brand combined ratio	120.6	96.3			102.0	95.3

Total Allstate Protection loss ratio	123.8	81.6	69.4	26.0	81.9	67.3	24.8	10.7
Allstate Protection expense ratio	23.8	24.0			24.1	23.9
Allstate Protection combined ratio	147.6	105.6			106.0	91.2

Standard auto loss ratio for the Allstate brand increased 2.2 points in the three months ended September 30, 2005 and 2.1 points during the first nine months of 2005 when compared to the same periods last year.  Standard auto loss ratio for Encompass brand increased 14.2 points in the three months ended September 30, 2005 and 6.2 points during the first nine months of 2005 when compared to the same periods last year.   The increases in the third quarter of 2005 were due to higher premiums earned, higher favorable reserve reestimates related to prior years and lower claim frequency excluding catastrophes, being more than offset by higher catastrophe losses and higher current year claim severity.  The increases during the first nine months of 2005 were due to higher premiums earned in Allstate brand and lower claim frequency excluding catastrophes being more than offset by higher catastrophe losses, lower favorable reserve reestimates related to prior years and higher current year claim severity.  The Allstate brand loss ratio for the first nine months of 2005 also included an accrual for litigation.  The Encompass brand standard auto loss ratio in the third quarter of 2005 was also unfavorably impacted by 8.2 points as a result of adopting procedures for establishing loss reserve estimates consistent with those used for the Allstate brand.  The third quarter of 2004 included lower estimates of current year Encompass brand claim severity.

Non-standard auto loss ratio for the Allstate brand increased 10.7 points in the three months ended September 30, 2005 and 4.3 points during the first nine months of 2005 when compared to the same periods last year due to decreases in premiums earned, higher catastrophe losses and higher current year claim severity.  The first nine months of 2005 included an accrual for litigation.  Non-standard auto loss ratio for Encompass brand decreased 15.0 points in the three months ended September 30, 2005 and 5.0 points during the first nine months of 2005 when compared to the same periods last year due to lower claim frequency, partially offset by higher current year claim severity.

Auto loss ratio for Allstate brand increased 3.2 points in the three months ended September 30, 2005 and 2.5 points during the first nine months of 2005 when compared to the same periods last year.  Auto loss ratio for Encompass brand increased 11.0 points in the three months ended September 30, 2005 and 4.8 points during the first nine months of 2005 when compared to the same periods of 2004.  The increases in the third quarter of 2005 were due to higher premiums earned in Allstate brand, higher favorable reserve reestimates related to prior years and lower claim frequency excluding catastrophes being more than offset by higher catastrophe losses and higher current year claim severity.  The increases during the first nine months of 2005 were due to higher premiums earned in Allstate brand and lower claim frequency excluding catastrophes being more than offset by higher catastrophe losses, lower favorable reserve reestimates related to prior years and higher current year claim severity.  The Allstate brand loss ratio for the first nine months of 2005 also included an accrual for litigation.  The Encompass brand auto loss ratio in the third quarter of 2005 was also unfavorably impacted as a result of adopting procedures for establishing loss reserve estimates consistent with those used for the Allstate brand.  The third quarter of 2004 included lower estimates of current year Encompass brand claim severity.

Homeowners loss ratio for the Allstate brand increased 169.4 points in the three months ended September 30, 2005 and 56.3 points during the first nine months of 2005 when compared to the same periods last year.  Homeowners loss ratio for the Encompass brand increased 38.3 points in the three months ended September 30, 2005 and 6.9 points in the first nine months of 2005 when compared to the same periods of 2004.  The increases in the third quarter of 2005 were due to higher premiums earned, higher favorable reserve reestimates related to prior years and lower claim frequency, excluding catastrophes, being more than offset by higher catastrophe losses and higher current year claim severity.    The increases during the first nine months of 2005 were due to higher premiums earned and lower claim frequency excluding catastrophes being more than offset by higher catastrophe losses, lower favorable reserve reestimates related to prior years and higher current year claim severity.  The Allstate brand loss ratio for the first nine months of 2005 also included an accrual for litigation.

Expense ratio for Allstate Protection decreased in the three months ended September 30, 2005 compared to the same period of 2004 due to a $35 million reduction in employee incentives due to lower anticipated financial results for 2005.  The expense ratio increased in the first nine months of 2005 when compared to the same period of 2004 primarily due to higher agent incentives.

The impact of specific costs and expenses on the expense ratio are included in the following table.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Allstate brand		Encompass brand		Allstate brand		Encompass brand
	2005	2004	2005	2004	2005	2004	2005	2004

Amortization of DAC	14.8	14.7	20.6	19.4	14.7	14.3	20.6	19.3
Other costs and expenses	8.4	9.2	9.1	6.7	8.8	9.1	9.1	8.7
Restructuring and related charges	0.1	(0.1)	—	0.3	0.2	0.1	0.3	0.3
Total expense ratio	23.3	23.8	29.7	26.4	23.7	23.5	30.0	28.3

Reserve reestimates

The tables below show net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2005 and 2004, and the effect of reestimates in each year.

	January 1 Reserves
(in millions)	2005	2004
Auto	$10,228	$10,419
Homeowners	1,917	1,873
Other personal lines	2,289	1,851
Total Allstate Protection	$14,434	$14,143

Allstate brand	$13,204	$12,866
Encompass brand	1,230	1,277
Total Allstate Protection	$14,434	$14,143

	Three Months Ended September 30,				Nine Months Ended September 30,
	Reserve Reestimate		Effect on Combined Ratio		Reserve Reestimate		Effect on Combined Ratio
(in millions, except ratios)	2005	2004	2005	2004	2005	2004	2005	2004
Auto	$(276)	$(194)	(4.1)	(3.0)	$(501)	$(551)	(2.5)	(2.8)
Homeowners	(12)	(5)	(0.2)	(0.1)	(4)	(112)	—	(0.6)
Other personal lines	4	(31)	0.1	(0.4)	21	(14)	0.1	(0.1)
Total Allstate Protection	$(284)	$(230)	(4.2)	(3.5)	$(484)	$(677)	(2.4)	(3.5)

Allstate brand	$(275)	$(233)	(4.1)	(3.6)	$(485)	$(682)	(2.4)	(3.5)
Encompass brand	(9)	3	(0.1)	0.1	1	5	—	—
Total Allstate Protection	$(284)	$(230)	(4.2)	(3.5)	$(484)	$(677)	(2.4)	(3.5)

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

Summarized underwriting results are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004

Premiums written	$—	$1	$1	$3

Premiums earned	$1	$1	$—	$4
Claims and claims expense	(135)	(314)	(163)	(636)
Other costs and expenses	(2)	(2)	(7)	(7)
Underwriting loss	$(136)	$(315)	$(170)	$(639)

Underwriting loss of $136 million in the third quarter of 2005 and $170 million in the first nine months of 2005 were primarily related to a $139 million reestimate of asbestos reserves.  The underwriting loss in the third quarter of 2004 and the first nine months of 2004 was primarily related to reestimates of asbestos reserves and a related increase in the allowance for future uncollectible reinsurance recoverables.

During the quarter, we completed our annual comprehensive “ground up” review of reserves for the Discontinued Lines and Coverages segment.  This review employed established industry and actuarial best practices within the context of the legal, legislative and economic environment, and it was conducted in addition to quarterly assessments in which we review reserves to determine if any intervening significant events or developments require adjustments to reserves.  Reserve re-estimates are recorded in the reporting period in which they are determined.

Our net asbestos reserves by type of exposure and total reserve additions by quarter are shown in the following table.

	September 30, 2005			December 31, 2004
($ in millions)	Number of Active Policyholders	Net Asbestos Reserves	% of Asbestos Reserves	Number of Active Policyholders	Net Asbestos Reserves	% of Asbestos Reserves
Direct policyholders(1)
-Primary	50	$19	1%	52	$23	2%
-Excess	333	242	16	322	297	20
Total direct policyholders	383	261	17%	374	320	22%
Assumed reinsurance		230	16		222	15
Incurred but not reported claims (“IBNR”)		1,001	67		922	63
Total net reserves		$1,492	100%		$1,464	100%

Reserve additions
-First Quarter		$—			$—
-Second Quarter		—			216
-Third Quarter		139			247
-Fourth Quarter		N/A			—
Year to date period		$139			$463

Net survival ratio
-Annual		10.4			18.8
-3-Year		11.7			13.9

Net survival ratio excluding commutations, policy buy-backs and settlement agreements
-Annual		31.9			25.5
-3-Year		29.2			28.4

(1)          During the first nine months of 2005, 34 direct primary and excess policyholders reported new claims, and claims of 25 policyholders were closed, so the number of direct policyholders with active claims increased by 9.

Reserve additions for asbestos in the third quarter of 2005, totaling $139 million, were primarily for products-related coverage.  They were essentially a result of a continuing level of increased claim activity being reported by excess insurance policyholders with existing active claims, excess policyholders with new claims, and re-estimates of liabilities for increased assumed reinsurance cessions, as ceding companies (other insurance carriers) also experienced increased claim activity.  Increased claim activity over prior estimates has also resulted in an increased estimate for future claims reported.  These trends are consistent with the trends of other carriers in the industry, which we believe are related to increased publicity and awareness of coverage, ongoing litigation, potential congressional activity, and bankruptcy actions.  However, we are somewhat encouraged that the pace of industry asbestos claim activity seems to be slowing, perhaps reflecting various recent state legislative actions and increased legal scrutiny of the legitimacy of claims.  IBNR now represents 67% of total net asbestos reserves, 4 points higher than at December 31, 2004.  IBNR provides for estimated probable future unfavorable reserve development of known claims and future reporting of additional unknown claims from current and new policyholders and ceding companies.

Our exposure to non-products-related losses represents approximately 5% of total asbestos case reserves.  We do not anticipate significant changes in this percentage as insureds’ retentions associated with excess insurance programs, which are our principal direct insurance, and assumed reinsurance exposure are seldom exceeded. We did not write direct primary insurance on policyholders with the potential for significant non-products-related loss exposure.

Our survival ratios, as updated above, are at levels we consider indicative of a strong asbestos reserve position.

To further limit our asbestos exposure, we have significant reinsurance, primarily to reduce our exposure to loss in our direct excess insurance business.  Our reinsurance recoverables are estimated to be approximately 38% of our gross estimated loss reserves.

As of September 30, 2005, the allowance for uncollectible reinsurance is $213 million, or approximately 17% of total recoverables from reinsurers in the Discontinued Lines and Coverages segment.

We believe that our reserves are appropriately established based on assessments of pertinent factors and characteristics of exposure (e.g. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders.  The ultimate cost of losses may vary materially from recorded amounts, which are based on our best estimates, due to uncertainties, such as changes in the legal, legislative or economic environment, which we are unable to predict.

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income was $454 million in the third quarter of 2005 compared to $443 million in the same period of 2004, and $1.33 billion in the first nine months of 2005 compared to $1.31 billion in the same period of 2004.  Net investment income increased due to higher income from partnerships and higher portfolio balances resulting from positive cash flows from operations and investment activities, partially offset by lower portfolio yields.

Net realized capital gains and losses, after-tax were $99 million in the third quarter of 2005 compared to $69 million in the same period of 2004.  Net realized capital gains and losses, after-tax were $248 million in the first nine months of 2005 compared to $272 million in the same period of 2004.  The following table presents the factors driving the net realized capital gains and losses results.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004
Write-downs	$(6)	$(19)	$(20)	$(34)
Dispositions	125	189	385	522
Valuation of derivative instruments	23	(20)	(4)	(23)
Settlements of derivative instruments	21	(50)	24	(65)
Realized capital gains and losses, pretax	163	100	385	400
Income tax expense	(64)	(31)	(137)	(128)
Realized capital gains and losses, after-tax	$99	$69	$248	$272

For a further discussion of investments and net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

•                  Allstate Financial revenues increased 13.8% and 13.4% in the third quarter and first nine months of 2005, respectively, compared to the same periods in the prior year.  The increases in both periods were due to higher net investment income, improved realized capital gains and losses and increased contract charges, partially offset by lower premiums.

•                  Net income increased 75.0% in the third quarter of 2005 compared to the same period in the prior year.  The increase was primarily attributable to improved realized capital gains and losses, higher gross margin and lower taxes, partially offset by higher amortization of DAC.  Net income improved by $231 million in the first nine months of 2005 compared to the same period in the prior year due primarily to an unfavorable cumulative effect of a change in accounting principle of $175 million, after-tax, that was recorded in the prior year and improved realized capital gains and losses in the current year.

•                  Investments increased 4.6% to $75.88 billion at September 30, 2005 compared to December 31, 2004, due primarily to increased contractholder funds and increased balances associated with securities lending.

•                  Contractholder fund deposits declined to $1.87 billion and $8.91 billion for the third quarter and first nine months of 2005, respectively, compared to $3.59 billion and $10.29 billion for the third quarter and first nine months of 2004, respectively.

ALLSTATE FINANCIAL SEGMENT

Summarized financial data is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004

Revenues
Life and annuity premiums and contract charges	$505	$508	$1,525	$1,508
Net investment income	974	866	2,838	2,520
Realized capital gains and losses	27	(51)	52	(135)
Total revenues	1,506	1,323	4,415	3,893

Costs and expenses
Life and annuity contract benefits	(395)	(401)	(1,209)	(1,174)
Interest credited to contractholder funds	(608)	(505)	(1,784)	(1,455)
Amortization of DAC	(131)	(139)	(496)	(393)
Operating costs and expenses	(142)	(143)	(482)	(465)
Restructuring and related charges	(1)	(1)	(1)	(5)
Total costs and expenses	(1,277)	(1,189)	(3,972)	(3,492)

Loss on disposition of operations	(4)	(6)	(12)	(17)
Income tax expense	(71)	(40)	(127)	(136)
Income before cumulative effect of change in accounting principle, after-tax	154	88	304	248
Cumulative effect of change in accounting principle, after-tax	—	—	—	(175)
Net income	$154	$88	$304	$73

Investments	$75,881	$70,934	$75,881	$70,934
Separate accounts assets	14,906	13,313	14,906	13,313
Investments, including separate accounts assets	$90,787	$84,247	$90,787	$84,247

We are pursuing the following actions and strategies to improve Allstate Financial’s return on equity: maintaining and developing focused top-tier products, deepening distribution partner relationships, improving our cost structure, advancing our enterprise risk management program and leveraging the strength of the Allstate brand name across products and distribution channels.  The execution of our business strategies has and may continue to involve simplifying our business model by changing the number and selection of products being marketed, for example, through such actions as our previously announced exit from the guaranteed investment contract market and the long-term care product market and the sale of our direct response distribution business in 2004; terminating underperforming distribution relationships; merging or disposing of unnecessary and/or non-strategic legal entities, such as the merger of Glenbrook Life and Annuity Company into Allstate Life Insurance Company (“ALIC”) in 2005 and the pending sales of four legal entities for which the anticipated losses are reflected in the current year financial statements; reducing policy administration software systems; and other actions that we may determine are appropriate to successfully execute our business strategies.

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

The following table summarizes life and annuity premiums and contract charges by product.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004

Premiums
Traditional life	$68	$81	$204	$246
Immediate annuities with life contingencies	37	66	160	209
Accident and health and other	113	100	325	290
Total premiums	218	247	689	745

Contract charges
Interest-sensitive life	196	187	581	540
Fixed annuities	16	13	49	41
Variable annuities	75	61	206	182
Total contract charges	287	261	836	763

Life and annuity premiums and contract charges	$505	$508	$1,525	$1,508

The following table summarizes life and annuity premiums and contract charges by distribution channel.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004
Premiums
Allstate agencies	$83	$99	$283	$284
Independent agents	113	84	289	253
Specialized brokers	22	51	115	165
Other	—	13	2	43
Total premiums	218	247	689	745

Contract charges
Allstate agencies	129	115	388	344
Independent agents	78	77	224	226
Broker dealers	59	50	165	147
Banks	14	11	37	25
Specialized brokers	6	7	20	19
Other	1	1	2	2
Total contract charges	287	261	836	763
Life and annuity premiums and contract charges	$505	$508	$1,525	$1,508

Total premiums declined 11.7% and 7.5% in the third quarter and first nine months of 2005, respectively, compared to the same periods of 2004.  In both periods, increased supplemental accident and health and other premiums were more than offset by lower premiums on immediate annuities with life contingencies and traditional life products.

Contract charges increased 10.0% and 9.6% in the third quarter and first nine months of 2005, respectively, compared to the same periods of 2004.  These increases were primarily due to higher contract charges on interest-sensitive life, variable annuities and, to a lesser extent, fixed annuities.  The increases in the interest-sensitive life contract charges were attributable to in-force business growth resulting from deposits and credited interest more than offsetting surrenders and benefits.  Higher variable annuity contract charges were primarily the result of higher account values and participation fees.  Fixed annuity contract charges for the third quarter and first nine months of 2005 reflect higher surrender charges compared with the same periods in the prior year.

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

The following table shows the changes in contractholder funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004
Contractholder funds, beginning balance	$59,182	$51,457	$55,709	$47,071

Impact of adoption of SOP 03-1(1)	—	—	—	421

Deposits
Fixed annuities (immediate and deferred)	1,191	2,115	4,465	4,967
Institutional products (primarily funding agreements)	—	852	2,423	3,452
Interest-sensitive life	363	348	1,046	1,008
Variable annuity and life deposits allocated to fixed accounts	107	102	313	373
Bank and other deposits	211	175	659	485
Total deposits	1,872	3,592	8,906	10,285

Interest credited	617	509	1,774	1,454

Maturities, benefits, withdrawals and other adjustments
Maturities of institutional products	(909)	(820)	(2,202)	(1,915)
Benefits	(252)	(192)	(726)	(533)
Surrenders and partial withdrawals	(1,248)	(863)	(3,520)	(2,429)
Contract charges	(175)	(170)	(519)	(488)
Net transfers to separate accounts	(94)	(94)	(249)	(328)
Fair value hedge adjustments for institutional products	(64)	66	(237)	(53)
Other adjustments	23	(7)	16	(7)
Total maturities, benefits, withdrawals and other adjustments	(2,719)	(2,080)	(7,437)	(5,753)
Contractholder funds, ending balance	$58,952	$53,478	$58,952	$53,478

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

Contractholder deposits decreased 47.9% and 13.4% in the third quarter and first nine months of 2005, respectively, compared to the same periods of 2004.   The declines in both periods were the result of lower deposits on institutional products and fixed annuities.  Fixed annuity deposits declined 43.7% and 10.1% in the third quarter and first nine months of 2005, respectively, due to lower deposits on traditional fixed annuities, partially offset by increased deposits on equity-indexed annuities.  The declines in traditional fixed annuities were primarily due to lower consumer demand and our continued focus on achieving higher returns.   Increases in short-term interest rates without corresponding increases in longer term rates have generally reduced the competitiveness of fixed annuity products relative to shorter term deposit products such as money market funds and certificates of deposit.  A continuation of this environment will impact the level of expected fixed annuity deposits.  We have prioritized the allocation of fixed income investments to support sales of retail products with the best sustainable growth and contribution margins and to maintain our retail market presence.  There were no sales of institutional products during the current quarter.  Our institutional business sales remain opportunistic.  Average contractholder funds increased 12.6% in the third quarter and 13.6% in the first nine months of 2005 compared to the same periods of 2004.

Surrenders and partial withdrawals increased 44.6% in the third quarter and 44.9% in the first nine months of 2005 compared to the same periods of 2004 reflecting an annualized withdrawal rate of 10.8% for the third quarter and 10.7% for the first nine months of 2005 based on the beginning of period contractholder funds balance excluding institutional product reserves.  This compares to an annualized withdrawal rate of 8.7% for the third quarter and 8.7% for the first nine months of 2004.  These increases were primarily attributable to higher surrenders of market value adjusted annuities as a portion of these contracts entered a 30-45 day window in which there were no surrender charges or market value adjustments during the period.  Surrenders and withdrawals may vary with changes in interest rates and equity market conditions and the aging of our in-force contracts.

Separate accounts liabilities represent contractholders’ claims to the related separate accounts assets.  Separate accounts liabilities primarily arise from the sale of variable annuity contracts and variable life insurance policies.

The following table shows the changes in separate accounts liabilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004
Separate accounts liabilities, beginning balance	$14,341	$13,564	$14,377	$13,425

Impact of adoption of SOP 03-1(1)	—	—	—	(204)

Variable annuity and life deposits	486	361	1,414	1,322
Variable annuity and life deposits allocated to fixed accounts	(107)	(102)	(313)	(373)
Net deposits	379	259	1,101	949
Investment results	613	(152)	691	209
Contract charges	(73)	(64)	(209)	(189)
Net transfers from fixed accounts	94	94	249	328
Surrenders and benefits	(448)	(388)	(1,303)	(1,205)
Separate accounts liabilities, ending balance	$14,906	$13,313	$14,906	$13,313

(1)   The decrease in separate accounts due to the adoption of SOP 03-1 reflects the reclassification of certain products previously included as a component of separate accounts to contractholder funds.

Separate accounts liabilities increased as of September 30, 2005 compared to December 31, 2004.  The increase was attributable to net deposits, positive investment results and transfers from fixed accounts more than offsetting surrenders and benefits and contract charges.  Net variable annuity and life deposits increased 46.3% and 16.0% in the third quarter and first nine months of 2005.  Variable product deposits may vary with equity market conditions and consumer preferences related to our product features.  Variable annuity contractholders often allocate a significant portion of their initial variable annuity contract deposit into a fixed rate investment option.  The level of this activity is reflected above in the deposits allocated to fixed accounts, while all other transfer activity between the fixed and separate accounts investment options is reflected in net transfers from fixed accounts.  The liability for the fixed portion of variable annuity contracts is reflected in contractholder funds.

Net investment income increased 12.5% in the three months ended September 30, 2005 and 12.6% in the first nine months of 2005 compared to the same periods of 2004.  The increases in both periods were primarily due to the effect of higher portfolio balances.  Portfolio yields increased slightly in the third quarter of 2005 compared to the same period in the prior year but were unchanged in the nine-month period.  Portfolio balances as of September 30, 2005, increased 4.6% from December 31, 2004 due primarily to increased contractholder funds and increased balances associated with securities lending.

Net income analysis is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004

Life and annuity premiums and contract charges	$505	$508	$1,525	$1,508
Net investment income	974	866	2,838	2,520
Periodic settlements and accruals on non-hedge derivative instruments (1)	14	15	49	33
Contract benefits	(395)	(401)	(1,209)	(1,174)
Interest credited to contractholder funds (2)	(597)	(501)	(1,719)	(1,430)
Gross margin	501	487	1,484	1,457

Amortization of DAC and DSI	(139)	(120)	(398)	(375)
Operating costs and expenses	(142)	(143)	(482)	(465)
Restructuring and related charges	(1)	(1)	(1)	(5)
Income tax expense	(63)	(72)	(183)	(203)
Realized capital gains and losses, after-tax	17	(33)	33	(90)
DAC and DSI amortization relating to realized capital gains and losses, after-tax	(2)	(15)	(106)	(28)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(10)	(10)	(32)	(21)
Loss on disposition of operations, after-tax	(7)	(5)	(11)	(22)
Cumulative effect of change in accounting principle, after-tax	—	—	—	(175)
Net income	$154	$88	$304	$73

(1) Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2) Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin.  Amortization of DSI totaled $11 million and $4 million in the three months ended September 30, 2005 and 2004, respectively, and $65 million and $25 million in the first nine months of 2005 and 2004, respectively.

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

The components of gross margin are reconciled to the corresponding financial statement line items in the following tables.

	Three Months Ended September 30,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in millions)	2005	2004 (3)	2005	2004 (3)	2005	2004 (3)	2005	2004
Life and annuity premiums	$—	$—	$218	$247	$—	$—	$218	$247
Contract charges	—	—	158	147	129	114	287	261
Net investment income	974	866	—	—	—	—	974	866
Periodic settlements and accruals on non-hedge derivative instruments (1)	14	15	—	—	—	—	14	15
Contract benefits	(135)	(133)	(260)	(268)	—	—	(395)	(401)
Interest credited to contractholder funds(2)	(597)	(501)	—	—	—	—	(597)	(501)
	$256	$247	$116	$126	$129	$114	$501	$487

	Nine Months Ended September 30,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in millions)	2005	2004 (3)	2005	2004 (3)	2005	2004 (3)	2005	2004
Life and annuity premiums	$—	$—	$689	$745	$—	$—	$689	$745
Contract charges	—	—	465	420	371	343	836	763
Net investment income	2,838	2,520	—	—	—	—	2,838	2,520
Periodic settlements and accruals on non-hedge derivative instruments (1)	49	33	—	—	—	—	49	33
Contract benefits	(398)	(391)	(811)	(783)	—	—	(1,209)	(1,174)
Interest credited to contractholder funds(2)	(1,719)	(1,430)	—	—	—	—	(1,719)	(1,430)
	$770	$732	$343	$382	$371	$343	$1,484	$1,457

(1) Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2) Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin.  Amortization of DSI totaled $11 million and $4 million in the three months ended September 30, 2005 and 2004, respectively, and $65 million and $25 million in the first nine months of 2005 and 2004, respectively.

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

Gross margin increased 2.9% in the third quarter of 2005 and increased 1.9% in the first nine months of 2005 compared to the same periods of 2004.  The increases in both periods were the result of higher investment margin and contract charges and fees, partially offset by lower benefit margin.

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

Investment margin by product group is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004 (1)	2005	2004 (1)
Annuities	$171	$161	$504	$467
Life insurance	51	50	168	162
Institutional products	32	32	89	92
Bank and other	2	4	9	11
Total investment margin	$256	$247	$770	$732

(1) The prior period has been restated to conform to the current period presentation.

Investment margin increased 3.6% in the third quarter of 2005 and 5.2% in the first nine months of 2005 compared to the same periods of 2004 due to higher average contractholder funds, partially offset by lower weighted average investment spreads on interest-sensitive life and fixed annuities.  As of September 30, 2005, 73% of our interest-sensitive life and fixed annuity contracts, excluding market value adjusted annuities and equity indexed annuities, have a guaranteed crediting rate of 3% or higher.  Of these contracts, 80% have crediting rates that are at the minimum as of September 30, 2005.  For all interest-sensitive life and fixed annuity contracts, excluding market value adjusted annuities and equity indexed annuities, the approximate difference between the weighted average crediting rate and the average guaranteed crediting rate was 48 basis points as of September 30, 2005 compared to 49 basis points as of June 30, 2005.

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2005	2004	2005	2004	2005	2004
Interest-sensitive life	6.2%	6.4%	4.8%	4.7%	1.4%	1.7%
Fixed annuities – deferred annuities	5.4	5.8	3.8	4.1	1.6	1.7
Fixed annuities – immediate annuities with and without life contingencies	7.3	7.6	6.7	6.8	0.6	0.8
Institutional	5.0	3.1	3.9	2.1	1.1	1.0
Investments supporting capital, traditional life and other products	5.8	6.4	N/A	N/A	N/A	N/A

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the nine months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2005	2004	2005	2004	2005	2004
Interest-sensitive life	6.3%	6.5%	4.8%	4.6%	1.5%	1.9%
Fixed annuities – deferred annuities	5.5	5.9	3.8	4.1	1.7	1.8
Fixed annuities – immediate annuities with and without life contingencies	7.4	7.6	6.7	6.9	0.7	0.7
Institutional	4.4	3.0	3.4	2.0	1.0	1.0
Investments supporting capital, traditional life and other products	6.0	6.3	N/A	N/A	N/A	N/A

The following table summarizes the liabilities for these contracts and policies.

	September 30,
(in millions)	2005	2004
Fixed annuities – immediate annuities with life contingencies	$7,853	$7,623
Other life contingent contracts and other	4,537	3,938
Reserve for life-contingent contract benefits	$12,390	$11,561

Interest-sensitive life	$8,930	$8,071
Fixed annuities – deferred annuities	33,422	29,612
Fixed annuities – immediate annuities without life contingencies	3,433	3,115
Institutional	11,827	11,276
Allstate Bank	894	826
Market value adjustments related to derivative instruments and other	446	578
Contractholder funds	$58,952	$53,478

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

Benefit margin by product group is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004(1)	2005	2004(1)
Life insurance	$132	$144	$398	$419
Annuities	(16)	(18)	(55)	(37)
Total benefit margin	$116	$126	$343	$382

(1) The prior period has been restated to conform to the current period presentation.

Benefit margin declined 7.9% in the third quarter of 2005 and 10.2% in the first nine months of 2005 compared to the same periods of 2004.  The decline in the third quarter was due primarily to the absence of margin on certain products resulting from the disposal of our direct response distribution business in the prior year and $6 million of losses on our credit business related to Hurricane Katrina, partially offset by improved mortality experience on immediate annuities with life contingencies.  The decline for the nine month period was primarily driven by the disposal of our direct response business and unfavorable mortality experience on immediate annuities with life contingences, partially offset by growth of our in-force business.  In addition, the nine-month period was unfavorably impacted by an increase in the reserve for guarantees related to variable contracts of $9 million that resulted from our annual comprehensive evaluation of the assumptions used in our valuation models, partially offset by better than anticipated equity market performance.  The evaluation resulted in a refined measurement of exposure.  There was no comparable 2004 adjustment to reserves for variable contract guarantees, because the reserves were established in the first quarter of 2004 as part of the cumulative effect of the change in accounting for such guarantees.

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

Amortization of DAC and DSI, excluding amortization related to realized capital gains and losses, increased 15.8% or $19 million in the three months ended September 30, 2005 and 6.1% or $23 million in the first nine months of 2005 compared to the same periods of 2004 as a result of higher gross margin.  DAC and DSI amortization related to realized capital gains and losses, after-tax, decreased $13 million in the third quarter and increased $78 million in the first nine months of 2005 compared to the same periods in the prior year.  The increase in the nine-month period was due to increased realized capital gains on investments supporting certain fixed annuities.

In the first quarter of 2005, we performed our annual comprehensive evaluation of the assumptions used in our valuation models for all investment products, including variable and fixed annuities and interest-sensitive and variable life products, which resulted in net DAC and DSI amortization acceleration of $7 million (commonly referred to as “DAC and DSI unlocking”).  The DAC and DSI unlocking includes amortization acceleration on fixed annuities of $62 million and $3 million on interest-sensitive and variable life products, partially offset by amortization deceleration on variable annuities of $58 million.  The amortization acceleration on fixed annuities was primarily due to higher than expected lapses on market value adjusted annuities and faster than anticipated investment portfolio yield declines.  The amortization deceleration on variable annuities was mostly attributable to better than anticipated equity market performance and persistency.

In the prior year, the comparable DAC and DSI unlocking was a net acceleration of amortization of $0.5 million, which included deceleration of amortization related to interest-sensitive life and acceleration of amortization related to fixed annuities.

Operating costs and expenses remained consistent in the three months ended September 30, 2005 compared to the same period in 2004 and increased 3.7% in the first nine months of 2005 compared to the same period in 2004.  The following table summarizes operating costs and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004

Non-deferrable acquisition costs	$65	$54	$187	$192
Other operating costs and expenses	77	89	295	273
Total operating costs and expenses	$142	$143	$482	$465

Non-deferrable acquisition costs for the third quarter of 2005 increased 20.4% compared to the same period in the prior year as a result of higher premium taxes and non-deferrable commissions.  For the first nine months of 2005, non-deferrable acquisition costs declined 2.6% compared to the same period in the prior year primarily as a result of a $15 million charge related to loss experience on certain credit insurance policies that was recorded in the third quarter of 2004.   The decline in other operating costs and expenses in the third quarter of 2005 compared to the same period in the prior year was attributable to lower employee and technology expenses.  The increase in total operating costs and expenses for the nine-month period was primarily attributable to an increase in a liability for future benefits of a previously discontinued benefit plan.

Net realized capital gains and losses are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004

Write-downs	$(10)	$(27)	$(23)	$(73)
Dispositions	24	3	122	(9)
Valuation of derivative instruments	(32)	(23)	(101)	(49)
Settlement of derivative instruments	45	(4)	54	(4)
Realized capital gains and losses, pretax	27	(51)	52	(135)
Income tax (expense) benefit	(10)	18	(19)	45
Realized capital gains and losses, after-tax	$17	$(33)	$33	$(90)

For further discussion of realized capital gains and losses, see the Investments section of MD&A.

INVESTMENTS

An important component of our financial results is the return on our investment portfolios.  Investment portfolios are segmented between the Property-Liability, Allstate Financial and Corporate and Other operations.  The investment portfolios are managed based upon the nature of each respective business and its corresponding liability structure.  The composition of the investment portfolios at September 30, 2005 is presented in the table below.

	Property-Liability		Allstate Financial(3)		Corporate and Other(3)		Total
(in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities(1)	$33,383	81.4%	$64,247	84.7%	$2,077	82.5%	$99,707	83.5%
Equity securities(2)	5,728	14.0	304	0.4	63	2.5	6,095	5.1
Mortgage loans	501	1.2	7,984	10.5	—	—	8,485	7.1
Short-term	1,385	3.4	1,511	2.0	378	15.0	3,274	2.7
Other	10	—	1,835	2.4	—	—	1,845	1.6
Total	$41,007	100.0%	$75,881	100.0%	$2,518	100.0%	$119,406	100.0%

(1)          Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $32.32 billion, $61.68 billion and $1.93 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2)          Equity securities are carried at fair value.  Cost basis for these securities was $4.41 billion, $296 million, and $63 million for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(3)          Balances reflect the elimination of related party investments between Allstate Financial and Corporate and Other.

Total investments increased to $119.41 billion at September 30, 2005 from $115.53 billion at December 31, 2004, primarily due to positive cash flows from operating activities and increased funds primarily associated with securities lending, partially offset by decreased net unrealized gains on fixed income securities.

The Property-Liability investment portfolio increased to $41.01 billion at September 30, 2005 from $40.27 billion at December 31, 2004, primarily due to positive cash flows from operating activities, partially offset by dividends paid by AIC to The Allstate Corporation.

The Allstate Financial investment portfolio increased to $75.88 billion at September 30, 2005 from $72.53 billion at December 31, 2004, primarily due to positive cash flows from operating and financing activities and increased funds associated with securities lending.

The Corporate and Other investment portfolio decreased to $2.52 billion at September 30, 2005 from $2.73 billion at December 31, 2004.  This decrease is primarily due to the liquidation of an investment management variable interest entity (“VIE”) in the third quarter, partially offset by additional investments made in the portfolio of

Kennett Capital, Inc. (“Kennett Capital”), a wholly owned subsidiary of The Allstate Corporation, the source of which was dividends from AIC.

Total investments at amortized cost related to collateral due to securities lending and other security repurchase and resale transactions increased to $5.59 billion at September 30, 2005, from $4.85 billion at December 31, 2004.

At September 30, 2005, 94.3% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

The unrealized net capital gains on fixed income and equity securities at September 30, 2005 were $5.10 billion, a decrease of $1.29 billion since December 31, 2004.  The net unrealized gain for the fixed income portfolio totaled $3.77 billion, comprised of $4.25 billion of unrealized gains and $482 million of unrealized losses at September 30, 2005.  This is compared to a net unrealized gain for the fixed income portfolio totaling $5.06 billion at December 31, 2004, comprised of $5.29 billion of unrealized gains and $228 million of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at September 30, 2005, $406 million or 84.2% were related to investment grade securities and are believed to be primarily a result of a rising interest rate environment.  Of the remaining $76 million of losses in the fixed income portfolio, $57 million or 75.0% were in the corporate fixed income portfolio, $10 million or 13.2% were in the municipal bond portfolio and $9 million or 11.8% were in the asset-backed securities portfolio.  The $57 million of corporate fixed income gross unrealized losses were primarily comprised of securities in the consumer goods, financial services, communications, and transportation sectors.  The gross unrealized losses in these sectors were primarily company specific and interest rate related.  Approximately $32 million of the total gross unrealized losses in the corporate fixed income portfolio were associated with the automobile industry, which includes direct debt issuances of automobile manufacturers, captive automotive financing companies and automobile parts and equipment suppliers, which are reported in the consumer goods and financial services sectors.  Values in the automobile industry were primarily depressed due to company specific conditions.  Additionally, approximately $7 million of the total gross unrealized losses in the corporate fixed income portfolio and $7 million of the total gross unrealized losses in the asset-backed securities portfolio were associated with the airline industry for which values were depressed due to company or issue specific conditions and economic issues, including fuel costs.  We expect eventual recovery of these securities.  Every security was included in our portfolio monitoring process.

The net unrealized gain for the equity portfolio totaled $1.33 billion, comprised of $1.35 billion of unrealized gains and $23 million of unrealized losses at September 30, 2005.  This is compared to a net unrealized gain for the equity portfolio totaling $1.33 billion at December 31, 2004, comprised of $1.34 billion of unrealized gains and $14 million of unrealized losses.  Within the equity portfolio, the losses were primarily concentrated in the consumer goods, financial services and technology sectors.  The losses in these sectors were company and sector specific.  We expect eventual recovery of these securities and the related sectors.  Every security was included in our portfolio monitoring process.

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

The following table summarizes problem, restructured and potential problem fixed income securities.

	September 30, 2005			December 31, 2004
(in millions)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$182	$197	0.2%	$150	$153	0.1%
Restructured	30	30	—	75	75	0.1
Potential problem	190	205	0.2	265	269	0.3
Total net carrying value	$402	$432	0.4%	$490	$497	0.5%
Cumulative write-downs recognized(1)	$342			$351

(1) Cumulative write-downs recognized only reflects write-downs related to securities within the problem, potential problem and restructured categories.

We have experienced an increase in the amortized cost of fixed income securities categorized as problem as of September 30, 2005 compared to December 31, 2004.  The increase was primarily related to the addition of securities to the problem category as a result of company specific issues, including the third quarter bankruptcy filings of certain airlines.  The decrease in the amortized cost of fixed income securities categorized as restructured and potential problem as of September 30, 2005 compared to December 31, 2004 was primarily related to dispositions.  Dispositions included sales, where specific developments caused a change in our outlook and intent to hold the security, and calls.

We also evaluated each of these securities through our portfolio monitoring process at September 30, 2005 and recorded write-downs when appropriate.  We further concluded that any remaining unrealized losses on these securities were temporary in nature and that we have the intent and ability to hold until recovery.  While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

Net Realized Capital Gains and Losses  The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004

Write-downs	$(16)	$(46)	$(43)	$(108)
Dispositions	158	192	518	511
Valuation of derivative instruments	(9)	(43)	(105)	(73)
Settlement of derivative instruments	66	(53)	78	(69)
Realized capital gains and losses, pretax	199	50	448	261
Income tax expense	(78)	(13)	(160)	(81)
Realized capital gains and losses, after-tax	$121	$37	$288	$180

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

Because of the level of catastrophe losses experienced during the third quarter of 2005 and the possibility that we may need to have additional cash available to pay claims, we identified a portfolio of approximately $13.2 billion of securities from which we would consider selecting specific securities to sell to meet these needs.  Approximately $2.0 billion of these securities were in an unrealized loss position, and, therefore, with the change in our intention to hold these investments, we recognized $15 million of anticipated disposition write-downs during the third quarter of 2005.

Because of changes in existing market conditions and asset return assumptions, certain changes are planned within various investment portfolios impacting approximately $492 million of securities at the end of the third quarter of 2005.  These changes result from continued asset-liability management strategies, on-going comprehensive reviews of our portfolios, and changes being made to our strategic asset allocations.  Approximately $215 million of these securities were in an unrealized loss position, and, therefore, with the change in our intent to hold these investments, we recognized $14 million of anticipated disposition write-downs during the quarter.

In the first quarter of 2005, because of an anticipated rise in interest rates, as well as changes in existing market conditions and long-term asset return assumptions, certain changes were planned within various portfolios.  These included continued asset-liability management strategies; on-going comprehensive reviews of our portfolios; and changes being made to our strategic asset allocations, including Property-Liability duration, and we decided to pursue yield enhancement strategies for the Allstate Financial portfolio.  At that time, we identified, in total, approximately $12.6 billion of securities we would consider selling to achieve these objectives.  Of that $12.6 billion, approximately $4.3 billion of securities were in an unrealized loss position, for which we recognized $100 million of write-downs due to a change in intent to hold these securities until recovery.  Of the $4.3 billion of securities with write-downs in the first quarter, $764 million with write-downs of $24 million have been sold and we continue to consider selling approximately $72 million with write-downs of $8 million.  The remaining $3.5 billion of securities with write-downs of $68 million have been re-designated as being held to recovery within the available-for-sale category, primarily as a consequence of a lower than expected interest rate environment and market conditions that allowed for the intended achievement of the changes to the various portfolios with fewer dispositions.  The difference between the current carrying value and par value of the re-designated securities will be recognized in net investment income over the remaining life of the securities, pursuant to the guidance in Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

(in millions)	September 30, 2005	December 31, 2004
Common stock, retained earnings and other shareholders’ equity items	$17,483	$19,208
Accumulated other comprehensive income	1,936	2,615
Total shareholders’ equity	19,419	21,823
Debt	4,892	5,334
Total capital resources	$24,311	$27,157

Ratio of debt to shareholders’ equity	25.2%	24.4%
Ratio of debt to capital resources	20.1%	19.6%

Shareholders’ equity declined in the first nine months of 2005 when compared to December 31, 2004, due to share repurchases, decreases in unrealized net capital gains on investments and dividends paid to shareholders.  In January 2005, we commenced a $4.00 billion share repurchase program.  As of September 30, 2005, this program had $1.78 billion remaining and is expected to be completed in 2006.

Debt decreased in the first nine months of 2005 compared to December 31, 2004 primarily due to decreases in debt and commercial paper borrowings.  In May 2005, we issued $800 million of 5.55% Senior Notes due 2035, utilizing the registration statement filed with the SEC in August 2003.  The proceeds of this issuance were used for general corporate purposes including to fund the repayment of a portion of the $900 million of 7.875% Senior Notes due 2005, which were repaid at their scheduled maturity, May 1, 2005.  In July 2005, we liquidated our consolidated investment management variable interest equity (“VIE”).  As a result of the liquidation, long-term debt decreased by $279 million.

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

As a result of the catastrophe losses incurred in the third quarter of 2005, we remain engaged in discussions with A.M. Best about our financial condition and capital management plans.  In October 2005, Standard & Poor’s affirmed the A+ senior debt rating of The Allstate Corporation and the AA insurance financial strength ratings of AIC, ALIC and their rated affiliates, with a revised rating outlook of ‘Negative’ (from ‘Stable’).  Also in October 2005, Moody’s affirmed the A1 senior debt rating of The Allstate Corporation and the Aa2 insurance financial strength ratings of AIC, ALIC and their rated affiliates.

We have distinct groups of subsidiaries licensed to sell property and casualty insurance in New Jersey and Florida.  These groups maintain separate group ratings and are not reinsured by other Allstate subsidiaries that are not part of these respective groups.  Allstate New Jersey Insurance Company and Encompass Insurance Company of New Jersey are rated A- by A.M. Best.  Allstate New Jersey Insurance Company also has a Demotech rating of A”.  During the second quarter of 2005, A.M. Best affirmed its B+ ratings with a negative outlook for Allstate Floridian Insurance Company and Allstate Floridian Indemnity Company.  These companies have Demotech ratings of A’.  During the third quarter of 2005, A.M. Best assigned B+ ratings with a negative outlook to Encompass Floridian Insurance Company and Encompass Floridian Indemnity Company.  These companies have Demotech ratings of A.

Allstate’s domestic property-liability and life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile.  Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed when determining financial ratings.  As of September 30, 2005, AIC’s statutory surplus is approximately $14.8 billion compared to $16.9 billion at December 31, 2004.  This decline is primarily due to the estimated catastrophe losses related to Hurricanes Katrina and Rita.

Liquidity Sources and Uses  The following table summarizes consolidated cash flow activities by business unit for the first nine months ended September 30.

	Property-Liability		Allstate Financial		Corporate and Other		Consolidated
(in millions)	2005	2004	2005	2004	2005	2004	2005	2004
Net cash provided by (used in):
Operating activities	$3,288	$3,738	$1,639	$1,310	$342	$(219)	$5,269	$4,829
Investing activities	(873)	(2,855)	(3,541)	(5,871)	220	(365)	(4,194)	(9,091)
Financing activities	(43)	100	1,944	4,870	(2,982)	(704)	(1,081)	4,266
Net (decrease) increase in consolidated cash							$(6)	$4

Property-Liability  Lower operating cash flows of the Property-Liability business in the first nine months of 2005 when compared to the first nine months of 2004 were primarily due to increased claim payments, partially offset by increased premiums.  Cash used in investing activities decreased in the first nine months of 2005 primarily as a result of increased proceeds from sales of securities and lower operating cash flows, partially offset by increased investment purchases and higher dividends paid by AIC to its parent.  These dividends totaled $2.43 billion in the first nine months of 2005 compared to $1.25 billion in the first nine months of 2004.

We expect that AIC will have sufficient liquidity to pay estimated catastrophe claims and claims expenses from existing sources of funds including operating cash flows, proceeds from the issuance of commercial paper and maturities and sales of investments.

Allstate Financial  Higher operating cash flows for Allstate Financial in the first nine months of 2005 when compared to the first nine months of 2004 primarily related to higher investment income, partially offset by higher policy benefits and lower life and annuity premiums.  Cash flows used in investing activities decreased in the first nine months of 2005 due to increased proceeds from sales of securities and higher investment collections, partially offset by the investment of higher operating cash flows.

Lower cash flow from financing activities during the first nine months of 2005 when compared to the first nine months of 2004 reflect lower institutional and fixed annuity contractholder fund deposits, higher fixed annuity withdrawals including increased surrenders of market value adjusted annuities and institutional product maturities.  For quantification of the changes in contractholder funds, see the Allstate Financial Segment section of the MD&A.

Corporate and Other  Higher operating cash flows of the Corporate and Other segment in the first nine months of 2005 when compared to the first nine months of 2004 were primarily due to the timing of intercompany settlements.  Financing cash flows of the Corporate and Other segment reflect actions such as repayment of debt, fluctuations in short-term debt, proceeds from the issuance of debt, dividends to shareholders of The Allstate Corporation and share repurchases; therefore, financing cash flows are affected when we increase or decrease the level of these activities.    We expect that The Allstate Corporation will have sufficient liquidity in 2005 and 2006 to fund shareholder dividends, debt service and the remainder of the current share repurchase program.  The sources of liquidity for The Allstate Corporation include but are not limited to dividends from AIC and $2.29 billion of total investments at a subsidiary, Kennett Capital, Inc.

We have access to additional borrowing to support liquidity as follows:

•                  A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of September 30, 2005, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance fluctuates daily.

•                  A five-year revolving credit facility expiring in 2009 totaling $1.00 billion to cover short-term liquidity requirements.  This facility contains an increase provision that would make up to an additional $500 million available for borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt.  There were no borrowings during the first nine months of 2005. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

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

Our third quarter hurricane loss estimate is subject to uncertainty.

Management believes the estimated impacts of Hurricanes Katrina and Rita, including net loss reserves, are appropriately established and recorded based on available facts, information, laws and regulations.  However, actual results may differ materially from the amounts recorded for a variety of reasons, including the following:

•             These hurricanes occurred near the end of the quarter, with Rita following relatively soon after Katrina.

•             Our policyholders’ ability to report and our ability to adjust claims have been impeded by the extent of the devastation, the size of the area affected, and the fact that some communities were hit by both storms.

•             Extensive and widespread floods in the New Orleans area and related government restrictions on access to the area have lengthened the claims adjusting process, complicating our ability to estimate losses.

•             It is particularly difficult to assess the extent of damage in the initial stages of adjusting residential property losses.

•             Our estimate for the ultimate costs of repairs may not prove to be correct because of increased demand for services and supplies in the areas affected by a hurricane.

•             The number of IBNR claims may be greater or less than anticipated.

•             The large number and nature of the claims and the need to have more claims adjusters to handle claims has increased pressure on our catastrophe claims settlement management process.

•             Litigation has been filed by several parties including policyholders and state attorneys general, which if ultimately decided against us, could lead to a material increase in our catastrophe claims and claims expense estimate.

The nature and level of catastrophes in any period cannot be predicted.  Although the industry and we use models developed by third party vendors in assessing our personal lines homeowners exposure to catastrophe losses, which assume various conditions and probability scenarios, such models do not necessarily accurately predict future losses or accurately measure losses currently incurred.

Catastrophe models use historical information about hurricanes and earthquakes and also utilize detailed information about our in-force business.  These models have been evolving since the early 1990s.  While we use this information in connection with our pricing and risk management activities, there are limitations with respect to their usefulness in predicting losses in any reporting period.  These limitations are evidenced by significant variation in estimates between models and modelers; material increases and decreases in model results over time due to changes in the models and refinement of the underlying data elements and assumptions; questionable predictive capability over time intervals, and post event measurements that have provided ranges of estimates that have not been well understood or proven to be sufficiently reliable.  In addition, the models are not necessarily reflective of company or state-specific policy language, demand surge and loss adjustment expenses, which are subject to wide variation by storm, and to mold losses which also vary significantly by storm.

We are subject to assessments from state insurance facilities.

We are currently monitoring developments with respect to various state facilities such as guaranty funds, LA Citizens, the Mississippi Windstorm Underwriting Association, the Mississippi Residential Underwriting Association, the Alabama Insurance Underwriting Association, the Texas FAIR Plan Association and the Texas Windstorm Insurance Association.  The ultimate impact of Hurricanes Katrina and Rita on these facilities is currently uncertain, but could result in the facilities recognizing a financial deficit or a financial deficit greater than the level currently estimated.  They may, in turn, have the ability to assess participating insurers when financial deficits occur, adversely affecting our results of operations. These facilities are generally designed so that the ultimate cost is borne by policyholders, however the exposure to assessments and the availability of recoupments or premium rate increases may not offset each other in our financial statements.  Moreover, even if they do offset each other, they may not offset each other in the financial statements for the same fiscal period due to the ultimate timing of the assessments and recoupments or premium rate increases, as well as the possibility that affected policies will not be renewed in subsequent years.

Impacts of catastrophes and our catastrophe management strategy may affect premium growth.

We expect the productivity of our Allstate agents and independent agents in portions of the states of Louisiana, Mississippi, Alabama and Texas, to be severely affected by the catastrophes that occurred in the quarter.  In addition, while we believe that the actions we are taking to support continued growth in the homeowners business in a profitable and prudent manner will be successful over the long term, it is possible that they will have a negative impact on near-term growth and earnings.  Homeowners premium growth rates and retention could be adversely impacted by adjustments to our business structure, size and underwriting practices in markets with significant catastrophe risk exposure.  In addition, due to the elimination of cross-selling opportunities, new business growth in our auto lines could be lower than expected.

A decrease in our financial strength ratings may have an adverse effect on our competitive position.

Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business.  On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer’s ratings due to, for example, a change in an insurer’s statutory capital; a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer’s investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under the insurer’s control.  The insurance financial strength ratings of both AIC and ALIC are A+, AA and Aa2 from A.M. Best, Standard and Poor’s and Moody’s, respectively.  Several other affiliates have been assigned their own financial strength ratings by one or more rating agencies.  Because all of these ratings are subject to continuous review, the retention of these ratings cannot be assured.  A multiple level downgrade in any of these ratings could have a material adverse effect on our sales, our competitiveness, the marketability of our product offerings, and our liquidity, operating results and financial condition.

We continue to be exposed to catastrophe losses that may be material.

We may continue to incur catastrophe losses in our homeowners insurance business in amounts in excess of those experienced this year, in excess of those that management projects would be incurred based on hurricane and earthquake losses which have a one percent probability of occurring on an annual aggregate countrywide basis, and in excess of those that modelers estimate would be incurred based on other levels of probability.

Reserve reestimates may impact future cash flows.

The declaration of dividends, the completion of the $4 billion stock repurchase program that we announced in November 2004, and our ability to service debt are subject to the impact of reserve reestimates on net income and cash flows.  In addition, the declaration of dividends is subject to the discretion of our board of directors and its assessment of alternative uses of available funds.  The completion of the stock repurchase program is subject to management discretion and their assessment of alternative uses of funds and the market price of Allstate’s common stock from time to time.

Actions taken to simplify our Allstate Financial business model and improve profitability may not be successful and may result in losses and costs.

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

Changes in market interest rates may lead to a significant decrease in the sales and profitability of Allstate Financial’s spread-based products.

Our ability to manage the Allstate Financial investment margin for spread-based products is dependent upon maintaining profitable spreads between investment yields and interest crediting rates.  As interest rates decrease or remain at low levels, proceeds from investments that have matured or that have been prepaid or sold may be reinvested at lower yields, reducing investment margin.  Lowering interest-crediting rates can offset decreases in investment margin on some products.  However, these changes could be limited by market conditions, regulatory or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields.  Decreases in the rates offered on products in the Allstate Financial segment could make those products less attractive, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products.  Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium- and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new customer deposits.  Increases in market interest rates can also have negative effects on Allstate Financial, for example by increasing the attractiveness of other investments, which can lead to higher surrenders at a time when the segment’s investment asset values are lower as a result of the increase in interest rates.  For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind market yields.  We may react to market conditions by increasing crediting rates, which could narrow spreads.  Unanticipated surrenders could result in DAC unlocking or affect the recoverability of DAC and thereby increase expenses and reduce profitability.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended September 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation” and under the heading “Legal and regulatory proceedings and inquiries” in Note 6 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 - July 31, 2005	5,015,572	$61.3025	4,910,700	$2.2 billion
August 1, 2005 - August 31, 2005	5,364,477	$58.7885	5,164,900	$1.9 billion
September 1, 2005 - September 30, 2005	2,053,000	$54.3369	2,053,000	$1.8 billion
Total	12,433,049	$59.0676	12,128,600

(1)          July:  In accordance with the terms of its equity compensation plans, Allstate acquired 104,872 shares in connection with stock option exercises by employees and/or directors.  The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise.

August:  In accordance with the terms of its equity compensation plans, Allstate acquired 199,577 shares in connection with stock option exercises by employees and/or directors.  The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise.

September:  None.

(2)          On November 9, 2004, Allstate announced the approval of a new repurchase program for $4.00 billion, which is expected to be completed in 2006.  Repurchases under the program are, from time to time, executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

Item 6.           Exhibits

(a)                                  Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

November 1, 2005	By	/s/ Samuel H. Pilch
Samuel H. Pilch
Controller
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

4

Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

10.1	Class Action Settlement Agreement re: William Sekly vs. Allstate Insurance Company.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 1, 2005, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certification

E-1