Form 10-K
period 2005-12-31
ALLSTATE CORP
filed 2006-02-23
CIK 899051

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒                        No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐                        No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                        No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                        No ☒

        The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2005, was approximately $39.19 billion.

        As of January 31, 2006, the registrant had 644,982,626 shares of common stock outstanding.

Documents Incorporated By Reference

        Portions of the following documents are incorporated herein by reference as follows:

        Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement for its annual stockholders meeting to be held on May 16, 2006 (the "Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Part I

Item 1. Business

        The Allstate Corporation was incorporated under the laws of the State of Delaware on November 5, 1992 to serve as the holding company for Allstate Insurance Company. Its business is conducted principally through Allstate Insurance Company, Allstate Life Insurance Company and their affiliates (collectively, including The Allstate Corporation, "Allstate"). Allstate is primarily engaged in the personal property and casualty insurance business and the life insurance, retirement and investment products business. It conducts its business primarily in the United States.

        The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate®" slogan, Allstate provides insurance products to more than 17 million households through a distribution network that utilizes a total of approximately 14,100 exclusive agencies and exclusive financial specialists in the United States and Canada. Allstate is the second-largest personal property and casualty insurer in the United States on the basis of 2004 statutory premiums earned. In addition, it is the nation's 13th largest life insurance business on the basis of 2004 ordinary life insurance in force and 17th largest on the basis of 2004 statutory admitted assets.

        Allstate has four business segments:

• Allstate Protection	• Discontinued Lines and Coverages
• Allstate Financial	• Corporate and Other

        In this annual report on Form 10-K, we occasionally refer to statutory financial information that has been prepared in accordance with the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedure Manual ("Manual"). All domestic U.S. insurance companies are required to prepare statutory-basis financial statements in accordance with the Manual. As a result, industry data is available that enables comparisons between insurance companies, including competitors that are not subject to the requirement to publish financial statements on the basis of accounting principles generally accepted in the U.S. ("GAAP"). We frequently use industry publications containing statutory financial information to assess our competitive position.

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

ALLSTATE PROTECTION SEGMENT

Products and Distribution

        Our Allstate Protection segment accounted for 93% of Allstate's 2005 consolidated insurance premiums and contract charges. In this segment, we sell principally private passenger auto and homeowners insurance, primarily through agencies. These products are marketed under the Allstate, EncompassSM and Deerbrook® brand names.

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

        Our broad-based network of approximately 12,500 Allstate exclusive agencies in approximately 11,000 locations in the U.S. produced approximately 82% of the Allstate Protection segment's written premiums in 2005. The rest was generated primarily by approximately 13,000 independent agencies. We are among the six largest providers of personal property and casualty insurance products through independent agencies in the United States, based on statutory written premium information published by A.M. Best for 2004 and our analysis of publicly available GAAP financial statements of our principal competitors in the independent agency channel.

        We also sell a variety of other personal property and casualty insurance products, including landlords, personal umbrella, renters, condominium, residential fire, manufactured housing, boat owners and selected commercial property and casualty products and we participate in the "involuntary" or "shared" private passenger auto insurance business in order to maintain our licenses to do business in many states. Through Allstate Motor Club, Inc. we also provide emergency road service. Allstate exclusive agencies and exclusive financial specialists also sell non-proprietary mutual funds and long-term care insurance in addition to Allstate Financial products.

Competition

        The markets for personal private passenger auto and homeowners insurance are highly competitive. The following charts provide the market shares of our principal competitors in the U.S. by direct written premium for the year ended December 31, 2004 (the most recent date such competitive information is available) according to A. M. Best.

Private Passenger Auto Insurance		Homeowners Insurance
Insurer	Market Share	Insurer	Market Share
State Farm	18.6%	State Farm	22.7%
Allstate*	11.0%	Allstate*	12.1%
Progressive	7.2%	Farmers	7.3%
Geico	5.5%	Nationwide	4.7%
Farmers	4.9%	Travelers	4.3%
Nationwide	4.6%	USAA	3.9%

*
Allstate's market shares, above, are the sum of the market shares reported by A.M. Best for Allstate Insurance Group and for the personal lines insurance business of CNA Insurance Companies, which Allstate acquired in 1999.

        In the personal property and casualty insurance market, we compete principally on the basis of the recognition of our brands, the scope of our distribution system, price, the breadth of our product offerings, product features, customer service, claim handling, and use of technology. In addition, our proprietary database of underwriting and pricing experience enables Allstate to use "Tiered Pricing," to divide the market into segments, to more accurately price risks and to cross sell products within our customer base. "Tiered Pricing" is the term that we use to describe our sophisticated process for segmenting a market.

        Tiered Pricing and related underwriting and marketing programs use a number of risk evaluation factors. For auto insurance these factors can include but are not limited to: vehicle make, model and year; driver age and marital status; territory; years licensed; loss history; years insured with prior carrier, prior liability limits, prior lapse in coverage, and insurance scoring based on credit report information. For property insurance these factors can include but are not limited to: amount of insurance purchased; geographic location of the property; loss history; age and construction characteristics of the property; and insurance scoring based on credit report information.

        Our primary focus in using Tiered Pricing has been on acquiring and retaining new business. The program is designed to enhance Allstate's competitive position with respect to "high lifetime value" market segments while maintaining or improving profitability. "Lifetime value" is the discounted value of a customer's future cash flow stream. To estimate a customer's lifetime value score, we analyze characteristics about the customer (for example, age, marital status and driving record) and characteristics about the product the customer has purchased (for example, coverages, limits, and descriptors of the asset insured) on the basis of historic data patterns and trends. Because future loss and retention patterns of customers vary significantly, the distribution of lifetime values for a large group of customers will vary from very negative to very positive. "High lifetime value" generally refers to customers who potentially present more favorable prospects for profitability over the course of their relationships with us.

        Allstate® Your Choice Auto insurance allows qualified customers to choose from a variety of optional auto insurance packages at various prices that we believe will further differentiate Allstate from its competitors, allow for increased growth, and increase retention.

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

        The following table reflects, in percentages, the principal geographic distribution of premiums earned for the Allstate Protection segment for the year ended December 31, 2005. No other jurisdiction accounted for more than five percent of the premiums earned for the segment.

California	10.6%
New York	10.4%
Texas	10.3%
Florida	9.2%
Pennsylvania	5.0%

        We are taking actions to support earning an acceptable return on the risks assumed in our property business and to reduce the variability in our earnings, while providing quality protection to our customers. As part of those actions we expect to adjust underwriting practices with respect to our property business in markets with significant catastrophe risk exposure.

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

        Information regarding the amount of premium earned for Allstate Protection segment products for the last three years is set forth in Part II, Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, page 37, in the table regarding premiums earned by brand. That table is incorporated in this Part I, Item 1 by reference.

ALLSTATE FINANCIAL SEGMENT

Products and Distribution

        Our Allstate Financial segment provides life insurance, retirement and investment products to individual and institutional customers. Our principal products are deferred and immediate fixed annuities, variable annuities, interest-sensitive and traditional life insurance, and supplemental accident and health insurance. Our principal institutional product is funding agreements backing medium term notes. The table on page 6 lists our major distribution channels for this segment, with the associated products and targeted customers.

        As the table indicates, we sell Allstate Financial products to individuals through multiple intermediary distribution channels, including Allstate exclusive agencies, independent agents, banks, broker-dealers, and specialized structured settlement brokers. We have distribution relationships with over half of the 75 largest banks, most of the national broker-dealers, a number of regional brokerage firms and many independent broker-dealers. We sell products through independent agents affiliated with approximately 175 master brokerage agencies. Independent workplace enrolling agents and Allstate exclusive agencies also sell our supplemental accident and health insurance products primarily to employees of small and medium size firms. We sell funding agreements to unaffiliated trusts used to back medium term notes issued to institutional and individual investors.

Allstate Financial Distribution Channels, Products and Target Customers

Distribution Channel	Primary Products	Target Customers
Allstate exclusive agencies (Allstate Exclusive Agents and Allstate Exclusive Financial Specialists)	Term life insurance
Interest sensitive life insurance
Variable life insurance
Deferred fixed annuities (including indexed and market value adjusted "MVAA")
Immediate fixed annuities
Variable annuities
Cancer insurance
Bank products
(Certificates of deposit, money market accounts, savings accounts, checking accounts, first mortgage loans and home equity loans)
	Workplace life and supplemental accident and health insurance (Interest sensitive and term life insurance; disability income insurance; cancer, accident, critical illness and heart/stroke insurance; hospital indemnity; limited benefit medical insurance; and dental insurance)	Moderate and middle-income consumers with retirement and family financial protection needs
Independent agents (Through master brokerage agencies)	Term life insurance Interest sensitive life insurance Variable life insurance Deferred fixed annuities (including indexed and MVAA) Immediate fixed annuities Variable annuities	Affluent and middle-income consumers with retirement and family financial protection needs
Independent agents (As workplace enrolling agents)
	Workplace life and supplemental accident and health insurance (Interest sensitive and term life insurance; disability income insurance; cancer, accident, critical illness and heart/stroke insurance; hospital indemnity; limited benefit medical insurance; and dental insurance)	Moderate and middle-income consumers with family financial protection needs employed by small and medium size firms
Banks	Deferred fixed annuities (including indexed and MVAA) Variable annuities Single premium fixed life insurance	Middle-income consumers with retirement needs
Broker-dealers	Deferred fixed annuities (including indexed and MVAA) Variable annuities Single premium variable life insurance	Affluent and middle-income consumers with retirement needs
Structured settlement annuity brokers	Structured settlement annuities	Typically used to fund or annuitize large claims or litigation settlements
Broker-dealers (Funding agreements)	Funding agreements backing medium term notes	Institutional and individual investors

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

        The market for life insurance, retirement and investment products continues to be highly fragmented and competitive. As of December 31, 2005, there were approximately 740 groups of life insurance companies in the United States, most of which offered one or more similar products. Based on information contained in statements filed with state insurance departments, as of December 31, 2004, the Allstate Financial segment ranked 13th based on ordinary life insurance in force and 17th based on statutory admitted assets. In addition, because many of these products include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions. Competitive pressure is growing due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.

        Our website for financial professionals, accessallstate.com, won DALBAR's Communications Seal beginning in 2004. The site attained DALBAR's highest designation of "Excellent" as of the second, third and fourth quarter of 2005 based on its overall quarterly rankings for Life Insurance/Annuity websites for Financial Professionals. DALBAR, Inc., an independent financial services research organization, recognized accessallstate.com for providing a means by which financial professionals can easily and conveniently develop and manage their business online.

Geographic Markets

        We sell life insurance, retirement and investment products throughout the United States. Through subsidiaries, we are authorized to sell various types of these products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. We sell funding agreements in the United States and in the Cayman Islands.

        The following table reflects, in percentages, the principal geographic distribution of statutory premiums and annuity considerations for the Allstate Financial segment for the year ended December 31, 2005, based on information contained in statements filed with state insurance departments. Approximately 99.0% of the statutory premiums and annuity considerations generated in Delaware represent deposits received in connection with funding agreements sold to trusts domiciled in Delaware. No other jurisdiction accounted for more than five percent of the statutory premiums and annuity considerations.

Delaware	26.4%
California	8.4%
New York	6.8%
Florida	5.8%

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

        Information regarding premiums and contract charges for Allstate Financial segment products for the last three years is set forth in Part II, Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, page 69, in the table that summarizes premiums and contract charges by product. That table is incorporated in this Part I, Item 1 by reference.

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

	Year Ended December 31,
GROSS ($ in millions)	2005	2004	2003
Gross reserve for property-liability claims and claims expense, beginning of year	$19,338	$17,714	$16,690
Incurred claims and claims expense
Provision attributable to the current year	25,319	18,994	17,183
Change in provision attributable to prior years	(127)	448	704

Total claims and claims expense	25,192	19,442	17,887
Claim payments
Claims and claims expense attributable to current year	14,966	11,494	10,240
Claims and claims expense attributable to prior years	7,447	6,324	6,623

Total payments	22,413	17,818	16,863

Gross reserve for property-liability claims and claims expense, end of year as shown on 10-K loss reserve development table	$22,117	$19,338	$17,714

	Year Ended December 31,
NET ($ in millions)	2005	2004	2003
Net reserve for property-liability claims and claims expense, beginning of year	$16,761	$15,980	$15,018
Incurred claims and claims expense
Provision attributable to the current year	21,643	18,073	17,031
Change in provision attributable to prior years	(468)	(230)	401

Total claims and claims expense	21,175	17,843	17,432
Claim payments
Claims and claims expense attributable to current year	12,340	10,989	10,195
Claims and claims expense attributable to prior years	6,665	6,073	6,275

Total payments	19,005	17,062	16,470

Net reserve for property-liability claims and claims expense, end of year as shown on 10-K loss reserve development table(1)	$18,931	$16,761	$15,980

(1)
Reserves for claims and claims expense are net of reinsurance of $3.19 billion, $2.58 billion, and $1.73 billion at December 31, 2005, 2004 and 2003, respectively.

        The year-end 2005 gross reserves of $22.12 billion for property-liability insurance claims and claims expense, as determined under GAAP, were $4.32 billion more than the net reserve balance of $17.79 billion recorded on the basis of statutory accounting practices for reports provided to state regulatory authorities. The principal differences are reinsurance recoverables from third parties totaling $3.19 billion that reduce reserves for statutory reporting and are recorded as assets for GAAP reporting, and a liability for the reserves of the Canadian subsidiaries for $854 million. Remaining differences are due to variations in requirements between GAAP and statutory reporting.

        As the tables above illustrate, Allstate's net reserve for property-liability insurance claims and claims expense at the end of 2004 decreased in 2005 by $468 million, compared to reestimates of the gross reserves of a decrease of $127 million. Net reserve reestimates in 2005, 2004 and 2003 were lower than the gross reserve reestimates due to reinsurance cessions.

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

Loss Reserve Reestimates

	December 31,
($ millions)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Gross Reserves for Unpaid Claims and Claims Expense	$17,326	$17,382	$17,403	$16,881	$17,814	$16,859	$16,500	$16,690	$17,714	$19,338	$22,117
Deduct:
Reinsurance Recoverable	1,490	1,784	1,630	1,458	1,653	1,634	1,667	1,672	1,734	2,577	3,186

Reserve For Unpaid Claims and Claims Expense	$15,836	$15,598	$15,773	$15,423	$16,161	$15,225	$14,833	$15,018	$15,980	$16,761	$18,931
Paid (cumulative) as of:
One year later	5,787	5,013	5,488	5,615	5,973	6,748	6,874	6,275	6,073	6,665
Two years later	8,232	7,952	8,361	8,638	9,055	10,066	9,931	9,241	9,098
Three years later	10,083	9,773	10,336	10,588	11,118	11,889	11,730	11,165
Four years later	11,170	11,040	11,587	11,950	12,197	12,967	12,949
Five years later	12,034	11,847	12,512	12,608	12,842	13,768
Six years later	12,590	12,528	12,967	13,038	13,434
Seven years later	13,134	12,881	13,294	13,532
Eight years later	13,429	13,146	13,735
Nine years later	13,660	13,553
Ten years later	14,048
Reserve Reestimated as of:
End of year	15,836	15,598	15,773	15,423	16,161	15,225	14,833	15,018	15,980	16,761	18,931
One year later	15,500	14,921	15,073	14,836	15,439	15,567	15,518	15,419	15,750	16,293
Two years later	14,917	14,450	14,548	14,371	15,330	15,900	16,175	15,757	15,677
Three years later	14,700	14,156	14,183	14,296	15,583	16,625	16,696	15,949
Four years later	14,613	13,894	14,168	14,530	16,317	17,249	16,937
Five years later	14,455	13,888	14,406	15,260	17,033	17,501
Six years later	14,452	14,140	15,109	16,024	17,302
Seven years later	14,703	14,824	15,899	16,292
Eight years later	15,370	15,625	16,184
Nine years later	16,160	15,911
Ten years later	16,451
Initial reserve in excess of (less than) reestimated reserve:
Amount of reestimate	$(615)	$(313)	$(411)	$(869)	$(1,141)	$(2,276)	$(2,104)	$(931)	$303	$468
Percent	-3.9%	-2.0%	-2.6%	-5.6%	-7.1%	-14.9%	-14.2%	-6.2%	1.9%	2.8%
Gross Reestimated Liability-Latest	$19,253	$19,020	$19,104	$19,105	$20,229	$20,423	$19,836	$18,832	$18,383	$19,211
Reestimated Recoverable-Latest	2,802	3,109	2,920	2,813	2,927	2,922	2,899	2,883	2,706	2,918

Net Reestimated Liability-Latest	$16,451	$15,911	$16,184	$16,292	$17,302	$17,501	$16,937	$15,949	$15,677	$16,293
Gross Cumulative Reestimate (Increase) Decrease	$(1,927)	$(1,638)	$(1,701)	$(2,224)	$(2,415)	$(3,564)	$(3,336)	$(2,142)	$(669)	$127

Amount of Reestimates for Each Segment

	December 31,
($ millions)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Net Discontinued Lines and Coverages Reestimate	$(2,054)	$(1,719)	$(1,751)	$(1,679)	$(1,642)	$(1,633)	$(1,607)	$(1,376)	$(802)	$(167)
Net Allstate Protection Reestimate	1,439	1,406	1,340	810	501	(643)	(497)	445	1,105	635

Amount of Reestimate (Net)	$(615)	$(313)	$(411)	$(869)	$(1,141)	$(2,276)	$(2,104)	$(931)	$303	$468

        As shown in the above table, the subsequent cumulative increase in the net reserves established from December 31, 1995 to December 31, 2002 reflects additions to reserves in the Discontinued Lines and Coverages Segment, primarily for asbestos and environmental liabilities, which offset the effects of favorable severity trends experienced by Allstate Protection, as discussed more fully below. The decreases in net reserves established as of December 31, 2003 and December 31, 2004 reflects favorable reestimates as more fully discussed below.

        The following table is derived from the Loss Reserve Reestimates table and summarizes the effect of reserve reestimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2005. The total of each column details the amount of reserve reestimates made in the indicated calendar year and shows the accident years to which the reestimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve reestimates for the indicated accident year(s).

Effect of Net Reserve Reestimates on
Calendar Year Operations

(in millions)	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	TOTAL
BY ACCIDENT YEAR
1995 & PRIOR	$(336)	$(583)	$(217)	$(87)	$(158)	$(3)	$251	$667	$790	$291	$615
1996		(94)	(254)	(207)	(104)	(3)	1	17	11	(5)	(638)
1997			(229)	(231)	(103)	(9)	(14)	19	(11)	(1)	(579)
1998				(62)	(100)	(60)	(4)	27	(26)	(17)	(242)
1999					(257)	(34)	19	4	(48)	1	(315)
2000						451	80	(9)	(92)	(17)	413
2001							352	(68)	(103)	(11)	170
2002								(256)	(183)	(49)	(488)
2003									(568)	(265)	(833)
2004										(395)	(395)

TOTAL	$(336)	$(677)	$(700)	$(587)	$(722)	$342	$685	$401	$(230)	$(468)	$(2,292)

        Favorable calendar year reserve reestimates in 1996 through 2000 were the result of favorable severity trends in each of the five years for Allstate Protection, which more than offset adverse reestimates in the Discontinued Lines and Coverages segment, primarily for asbestos and environmental liabilities, virtually all of which relates to 1984 and prior years. The favorable severity trend during this period was primarily the result of favorable injury severity trends, as compared to our anticipated trends. Favorable injury severity trends were largely due to more moderate medical cost inflation and the mitigating effects of our loss management programs.

        The impacts of more moderate medical cost inflation have emerged over time as actual claim settlements validate its magnitude. Beginning in the early 1990s, lower medical cost inflation rates, as evidenced by the consumer price index ("CPI") published by the Bureau of Labor Statistics for medical costs, have contributed to lower actual claim settlements than prior estimates. From 1991 through 1995, the medical CPI averaged 6.3%, and from 1996 through 2000, the average declined to 3.4%. The medical CPI is considered a viable indicator of the direction of claim costs because it is a measure of the change in various costs for medical services and supplies, including doctors' fees, emergency care, therapy and rehabilitation, and pharmaceuticals, all of which are covered claims for insureds. In 2005, the medical CPI was 4.2%, and most recent economic forecasts anticipate future increases in medical inflation. If this occurs, future reserve reestimates could be adversely impacted if actual results exceed reserve estimates.

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

        In 2005 and 2004, we decreased our reserve estimates for prior years. Favorable reserve estimates were primarily due to Allstate Protection auto injury severity and late reported loss development that was less than what was anticipated in previous reserve estimates. Decreased reserve reestimates for Allstate Protection more than offset increased estimates of losses primarily related to asbestos liabilities in the Discontinued Lines and Coverages segment.

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

        Agent and Broker Compensation.      In 2005, several states considered new legislation or regulations regarding the compensation of agents and brokers by insurance companies. The proposals ranged in nature from new disclosure requirements to new duties on insurance agents and brokers in dealing with customers. As of the end of the year, new disclosure requirements have been imposed in certain circumstances upon some agents and brokers in several states, including Texas.

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

        Holding Company Regulation.      The Allstate Corporation and Allstate Insurance Company are insurance holding companies subject to regulation throughout the jurisdictions in which their insurance subsidiaries do business. In the U.S., these subsidiaries are organized under the insurance codes of Florida, Illinois, Massachusetts, Nebraska, New Hampshire, New York, Pennsylvania and Texas. Generally, the insurance codes in these states provide that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulator. In general, a presumption of "control" arises from the ownership, control, possession with the power to vote, or possession of proxies with respect to, ten percent or more of the voting securities of a domestic insurer or of a person that controls a domestic insurer. In addition, certain state insurance laws require pre-acquisition notification to state agencies of a change in control with respect to a non-domestic insurance company licensed to do business in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic insurer if certain conditions exist, such as undue market concentration. Thus, any transaction involving the acquisition of ten percent or more of The Allstate Corporation's common stock would generally require prior approval by the state insurance departments in Illinois, Massachusetts, Nebraska, New Hampshire, New York, Pennsylvania and Texas. The prior approval of the Florida insurance department would be necessary for the acquisition of five percent or more. Moreover, notification would be required in those other states that have adopted pre-acquisition notification provisions and where the insurance subsidiaries are admitted to transact business. Such approval requirements may deter, delay or prevent certain transactions affecting the ownership of The Allstate Corporation's common stock.

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

        National Flood Insurance Program.      We voluntarily participate as a Write Your Own ("WYO") carrier in the National Flood Insurance Program ("NFIP"). The NFIP is administered and regulated by the Federal Emergency Management Agency ("FEMA"). We operate as a fiscal agent of the federal government in the selling and administering of the Standard Flood Insurance Policy ("SFIP"). This involves the collection of premiums belonging to the federal government and the paying of covered claims by directly drawing on funds of the United States Treasury. We receive expense allowances from NFIP for underwriting administration, claims management, commission and adjuster fees.

        Investment Regulation.      Our insurance subsidiaries are subject to regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Failure to comply with these rules leads to the treatment of non-conforming investments as non-admitted assets for purposes of measuring statutory surplus. Further, in some instances, these rules require divestiture of non-conforming investments. As of December 31, 2005 the investment portfolios of our insurance subsidiaries complied with such laws and regulations in all material respects.

        Exiting Geographic Markets; Canceling and Non-Renewing Policies.      Most states regulate an insurer's ability to exit a market. For example, states limit, to varying degrees, an insurer's ability to cancel and non-renew policies. Some states prohibit an insurer from withdrawing one or more types of insurance business from the state, except pursuant to a plan that is approved by the state insurance department. Regulations that limit cancellation and non-renewal and that subject withdrawal plans to prior approval requirements may restrict an insurer's ability to exit unprofitable markets.

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

        Asbestos.      President Bush has indicated support for efforts to pass meaningful federal reform to address asbestos claims and litigation. Congress has considered such legislation in the past, but unified support among various defendant and insurer groups considered essential to any possible reform has been lacking. In February 2006, there was a renewed effort to bring such measures before the Senate. We cannot predict the impact on our business of possible future legislative measures regarding asbestos.

        Environmental.      Environmental pollution clean-up of polluted waste sites is the subject of both federal and state regulation. The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfund") govern the clean-up and restoration of waste sites by "Potentially Responsible Parties" (PRPs). Superfund and the mini-Superfunds (Environmental Clean-up Laws or ECLs) establish a mechanism to assign liability to PRPs or to fund the clean-up of waste sites if PRPs fail to do so. The extent of liability to be allocated to a PRP is dependent on a variety of factors. By some estimates, there are thousands of potential waste sites subject to clean-up, but the exact number is unknown. The extent of clean-up necessary and the process of assigning liability remain in dispute. The insurance industry is involved in extensive litigation regarding coverage issues arising out of the clean-up of waste sites by insured PRPs and the insured parties' alleged liability to third parties responsible for the clean-up. The insurance industry, including Allstate, has disputed and is disputing many such claims. Key coverage issues include whether Superfund response, investigation and clean-up costs are considered damages under the policies; trigger of coverage; the applicability of several types of pollution exclusions; proper notice of claims; whether administrative liability triggers the duty to defend; appropriate allocation of liability among triggered insurers; and whether the liability in question falls within the definition of an "occurrence." Identical coverage issues exist for clean-up and waste sites not covered under Superfund. To date, courts have been inconsistent in their rulings on these issues. Allstate's exposure to liability with regard to its insureds that have been, or may be, named as PRPs is uncertain. While comprehensive Superfund reform proposals have been introduced in Congress, only modest reform measures have been enacted.

INTERNET WEBSITE

        Our Internet website address is allstate.com. The Allstate Corporation's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports that we file or furnish pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available through our Internet website, free of charge, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission. In addition, our corporate governance guidelines, our code of ethics, and the charters of our Audit Committee, Compensation and Succession Committee, and Nominating and Governance Committee are available on our website and in print to any stockholder who requests copies by contacting Investor Relations, The Allstate Corporation, 2775 Sanders Road, Northbrook, Illinois 60062-7127, 1-800-416-8803.

OTHER INFORMATION ABOUT ALLSTATE

        As of December 31, 2005, Allstate had approximately 38,300 full-time employees and 1,200 part-time employees.

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

        We use the names "Allstate," "Encompass," "Deerbrook," "Lincoln Benefit Life" and variations of these names extensively in our business, along with related logos and slogans, such as "Good Hands." Our rights in the United States to these names, logos and slogans continue so long as we continue to use them in commerce. Most of these service marks are the subject of renewable U.S. and/or foreign service mark registrations. We believe that these service marks are important to our business and we intend to maintain our rights to them by continued use.

        "Allstate" is one of the most recognized brand names in the U. S. According to independent market research conducted in 2004, "You're in Good Hands with Allstate" is recognized by 87% of consumers, making it the most recognized company tagline in the U.S.

Executive Officers

        The following table sets forth the names of our executive officers, their ages as of February 1, 2006, their positions, and the dates of their first election as officers. "AIC" refers to Allstate Insurance Company.

Name	Age	Position/Offices	Date First Elected Officer
Edward M. Liddy	60	Chairman and Chief Executive Officer of The Allstate Corporation and AIC; also a director of The Allstate Corporation	1994
Catherine S. Brune	52	Senior Vice President and Chief Information Officer of AIC	1999
Joan M. Crockett	55	Senior Vice President of AIC (Human Resources)	1994
Danny L. Hale	61	Vice President and Chief Financial Officer of The Allstate Corporation; Senior Vice President and Chief Financial Officer of AIC	2003
Michael J. McCabe	60	Vice President and General Counsel of The Allstate Corporation; Senior Vice President, General Counsel and Assistant Secretary of AIC (Chief Legal Officer)	1980
Ronald D. McNeil	53	Senior Vice President of AIC (Allstate Protection Product Distribution)	1994
Samuel H. Pilch	59	Controller of The Allstate Corporation; Group Vice President and Controller of AIC	1995
Michael J. Roche	54	Senior Vice President of AIC (Allstate Protection Technology and Administration)	2005
George E. Ruebenson	57	Senior Vice President of AIC (Claims)	1990
Eric A. Simonson	60	Senior Vice President and Chief Investment Officer of AIC (President, Allstate Investments, LLC)	2002
Casey J. Sylla	62	Senior Vice President of AIC (President, Allstate Financial)	1995
Joseph V. Tripodi	50	Senior Vice President and Chief Marketing Officer of AIC	2003
Joan H. Walker	58	Senior Vice President of AIC (Corporate Relations)	2005
Thomas J. Wilson	48	President and Chief Operating Officer of The Allstate Corporation and AIC	1995

        Each of the officers named above may be removed from office at any time, with or without cause, by the board of directors of the relevant company.

        With the exception of Messrs. Hale, Roche, Simonson, Tripodi and Mme. Walker, these officers have held the listed positions for at least the last five years or have served Allstate in various executive or administrative capacities for at least five years.

        Prior to joining Allstate in January 2003, Mr. Hale served as Executive Vice President and Chief Financial Officer of Promus Hotel Corporation in 1999 and as Executive Vice President and Chief Financial Officer of USF&G Corporation from 1993 to 1998.

        Prior to joining Allstate in February 2002, Mr. Roche was Group President of Small Business Finance for Heller Financial from 1990-2002.

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

        Prior to joining Allstate in 2005, Ms. Walker served as Executive Vice President of Marketing and Communications at Qwest Communications International, Inc. from 2002 to 2005 and as Senior Vice President of Global Public Affairs at Pharmacia Corporation from 1999 to 2001.

Item 1A. Risk Factors

        Information required for Item 1A is incorporated by reference to the discussion under the heading "Forward-Looking Statements and Risk Factors" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 1B. Unresolved Staff Comments

        None.

Item 2. Properties

        Our home office complex is located in Northbrook, Illinois. As of December 31, 2005, the complex consisted of several buildings totaling approximately 2.3 million square feet of office space on a 250-acre site. We lease approximately 320,000 square feet of this office space as lessee.

        We also operate from 1,253 administrative, data processing, claims handling and other support facilities in North America. Approximately 4.5 million square feet are owned and 7.3 million are leased. In addition, we lease one property as lessee in Northern Ireland comprising 70,500 square feet. Generally, only major facilities are owned. In almost all cases, lease terms are for five years or less.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        As of January 31, 2006, there were 146,468 record holders of The Allstate Corporation's common stock. The principal market for the common stock is the New York Stock Exchange but it is also listed on the Chicago Stock Exchange. Set forth below are the high and low New York Stock Exchange Composite listing prices of, and cash dividends declared for, the common stock during 2005 and 2004.

	High	Low	Close	Dividends Declared
2005
First quarter	55.41	49.66	54.06	.32
Second quarter	60.87	52.35	59.75	.32
Third quarter	63.22	49.90	55.29	.32
Fourth quarter	57.91	51.61	54.07	.32
2004
First quarter	47.19	42.55	45.46	.28
Second quarter	48.16	42.91	46.55	.28
Third quarter	49.22	45.50	47.99	.28
Fourth quarter	51.99	45.50	51.72	.28

        The payment of dividends by Allstate Insurance Company to The Allstate Corporation is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. In the twelve-month period ending December 31, 2005, Allstate Insurance Company paid dividends of $3.86 billion. Based on the greater of 2005 statutory net income or 10% of statutory surplus, the maximum amount of dividends that Allstate Insurance Company will be able to pay without prior Illinois Department of Insurance approval at a given point in time in 2006 is $1.75 billion, less dividends paid during the preceding twelve months measured at that point in time. Notification and approval of intercompany lending activities is also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2005 - October 31, 2005	1,890,000	$53.6066	1,890,000	$1.7 billion
November 1, 2005 - November 30, 2005	1,090,953	$56.1161	1,090,000	$1.6 billion
December 1, 2005 - December 31, 2005	1,345,000	$54.9727	1,345,000	$1.5 billion
Total	4,325,953	$54.6642	4,325,000

(1)
Shares repurchased other than through a publicly announced program.

        October:    None.

        November:    In accordance with the terms of its equity compensation plans, Allstate acquired 953 shares in satisfaction of withholding taxes due upon the exercise of stock options and the vesting of restricted stock held by employees and/or directors.

        December:    None.

(2)
Publicly announced repurchase programs.

        On November 9, 2004, Allstate announced the approval of a new repurchase program for $4.00 billion, which is expected to be completed in 2006. Repurchases under the program are, from time to time, executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

Item 6. Selected Financial Data

5-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(in millions except per share data and ratios)	2005	2004	2003	2002	2001
Consolidated Operating Results
Insurance premiums and contract charges	$29,088	$28,061	$26,981	$25,654	$24,427
Net investment income	5,746	5,284	4,972	4,849	4,790
Realized capital gains and losses	549	591	196	(924)	(352)
Total revenues	35,383	33,936	32,149	29,579	28,865
Income from continuing operations	1,765	3,356	2,720	1,465	1,167
Cumulative effect of change in accounting principle, after-tax	—	(175)	(15)	(331)	(9)
Net income	1,765	3,181	2,705	1,134	1,158
Net income per share:
Diluted:
Income before cumulative effect of change in accounting principle, after-tax	2.64	4.79	3.85	2.06	1.61
Cumulative effect of change in accounting principle, after-tax	—	(0.25)	(0.02)	(0.46)	(0.01)
Net income	2.64	4.54	3.83	1.60	1.60
Basic:
Income before cumulative effect of change in accounting principle, after-tax	2.67	4.82	3.87	2.07	1.62
Cumulative effect of change in accounting principle, after-tax	—	(0.25)	(0.02)	(0.47)	(0.01)
Net income	2.67	4.57	3.85	1.60	1.61
Dividends declared per share	1.28	1.12	0.92	0.84	0.76
Redemption of Shareholder rights	—	—	0.01	—	—
Consolidated Financial Position
Investments	$118,297	$115,530	$103,081	$90,650	$79,876
Total assets	156,072	149,725	134,142	117,426	109,175
Reserves for claims and claims expense, and life-contingent contract benefits and contractholder funds	94,639	86,801	75,805	67,697	59,194
Short-term debt	413	43	3	279	227
Long-term debt	4,887	5,291	5,073	3,961	3,694
Mandatorily redeemable preferred securities of subsidiary trusts(1)	—	—	—	200	200
Shareholders' equity	20,186	21,823	20,565	17,438	17,196
Shareholders' equity per diluted share	31.01	31.72	29.04	24.75	24.08
Property-Liability Operations
Premiums earned	$27,039	$25,989	$24,677	$23,361	$22,197
Net investment income	1,791	1,773	1,677	1,656	1,745
Income before cumulative effect of change in accounting principle, after-tax	1,431	3,045	2,522	1,321	929
Cumulative effect of change in accounting principle, after-tax	—	—	(1)	(48)	(3)
Net income	1,431	3,045	2,521	1,273	926
Operating ratios(2)
Claims and claims expense ("loss") ratio	78.3	68.7	70.6	75.6	79.0
Expense ratio	24.1	24.3	24.0	23.3	23.9
Combined ratio	102.4	93.0	94.6	98.9	102.9
Allstate Financial Operations
Premiums and contract charges	$2,049	$2,072	$2,304	$2,293	$2,230
Net investment income	3,830	3,410	3,233	3,121	2,962
Income from continuing operations before cumulative effect of change in accounting principle, after-tax	416	421	322	261	369
Cumulative effect of change in accounting principle, after-tax	—	(175)	(17)	(283)	(6)
Net income (loss)	416	246	305	(22)	363
Investments including Separate Accounts	90,468	86,907	76,320	66,389	59,653

(1)
Effective July 1, 2003, the mandatorily redeemable preferred securities of subsidiary trusts which the Company previously consolidated, are no longer consolidated. Previously, the trust preferred securities were reported in the Consolidated Statements of Financial Position as mandatorily redeemable preferred securities of subsidiary trusts and the dividends reported in the Consolidated Statements of Operations as dividends on preferred securities of subsidiary trusts. The impact of deconsolidation was to increase long-term debt and decrease mandatorily redeemable preferred securities of subsidiary trusts by $200 million. Prior periods have not been restated to reflect this change.

(2)
We use operating ratios to measure the profitability of our Property-Liability results. We believe that they enhance an investor's understanding of our profitability. They are calculated as follows: Claims and claims expense ("loss") ratio—the ratio of claims and claims expense to premiums earned. Loss ratios include the impact of catastrophe losses; Expense ratio—the ratio of amortization of DAC, operating costs and expenses and restructuring and related charges to premiums earned; Combined ratio—the ratio of claims and claims expense, amortization of DAC, operating costs and expenses and restructuring and related charges to premiums earned. The combined ratio is the sum of the loss ratio and the expense ratio. The difference between 100% and the combined ratio represents underwriting (loss) income as a percentage of premiums earned.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as "we", "our", "us", the "Company" or "Allstate"). It should be read in conjunction with the 5-year summary of selected financial data, consolidated financial statements and related notes found under Part II, Item 6 and Item 8 contained herein. Further analysis of our insurance segments is provided in Property-Liability Operations (which includes the Allstate Protection and Discontinued Lines and Coverages segments) and in Allstate Financial Segment sections of Management's Discussion and Analysis ("MD&A"). The segments are consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources.

        The most important factors we monitor to evaluate the financial condition and performance of our company include:

  •
  For Allstate Protection: written premium growth, changes in the number of policies in force, price changes, claim frequency (rate of claim occurrence) and severity (average cost per claim) trends, catastrophes, loss ratio, expenses and underwriting results;

  •
  For Allstate Financial: premiums, deposits, gross margin including investment and benefit margins, amortization of deferred policy acquisition costs, expenses, operating income, and invested assets;

  •
  For Investments: credit quality/experience, stability of long-term returns, cash flows and asset and liability duration;

  •
  For financial condition: our financial strength ratings, operating leverage, debt leverage, and return on equity; and

  •
  For product distribution: profitably growing distribution partner relationships and Allstate exclusive agencies sales of all products and services.

2005 HIGHLIGHTS

  •
  Net income was $1.77 billion in 2005 compared to a net income of $3.18 billion in 2004. Net income per diluted share was $2.64 in 2005 compared to net income per diluted share of $4.54 in 2004. These declines were primarily due to catastrophes.

  •
  Total revenues reached a record $35.38 billion, an increase of 4.3% compared to last year.

  •
  Property-Liability premiums earned increased 4.0% to $27.04 billion. The combined ratio was 102.4 in 2005 compared to 93.0 in 2004.

  •
  Catastrophe losses in 2005 totaled $5.67 billion, net of reinsurance and other recoveries, primarily due to Hurricanes Katrina, Rita and Wilma, with an impact to the combined ratio of 21.0 points, compared to $2.47 billion in 2004, with a combined ratio impact of 9.5 points.

  •
  Allstate Financial investments including separate account assets as of December 31, 2005 increased 4.1% over December 31, 2004 primarily due to sales of fixed annuities and funding agreements.

  •
  Total of $2.45 billion shares of stock were repurchased during the year.

  •
  Book value per share was $31.01 as of December 31, 2005 compared to $31.72 as of December 31, 2004.

  •
  Return on equity declined 6.6 points to 8.4%.

CONSOLIDATED NET INCOME

	For the years ended December 31,
(in millions)	2005	2004	2003
Revenues
Property-liability insurance premiums	$27,039	$25,989	$24,677
Life and annuity premiums and contract charges	2,049	2,072	2,304
Net investment income	5,746	5,284	4,972
Realized capital gains and losses	549	591	196

Total revenues	35,383	33,936	32,149
Costs and expenses
Property-liability insurance claims and claims expense	(21,175)	(17,843)	(17,432)
Life and annuity contract benefits	(1,615)	(1,618)	(1,851)
Interest credited to contractholder funds	(2,403)	(2,001)	(1,846)
Amortization of deferred policy acquisition costs	(4,721)	(4,465)	(4,058)
Operating costs and expenses	(2,997)	(3,040)	(3,001)
Restructuring and related charges	(41)	(51)	(74)
Interest expense	(330)	(308)	(275)

Total costs and expenses	(33,282)	(29,326)	(28,537)
Loss on disposition of operations	(13)	(24)	(41)
Income tax expense	(323)	(1,230)	(846)
Dividends on preferred securities of subsidiary trust(s)	—	—	(5)

Income before cumulative effect of change in accounting principle, after-tax	1,765	3,356	2,720
Cumulative effect of change in accounting principle, after-tax	—	(175)	(15)

Net income	$1,765	$3,181	$2,705

Property-Liability	$1,431	$3,045	$2,521
Allstate Financial	416	246	305
Corporate and Other	(82)	(110)	(121)

Net income	$1,765	$3,181	$2,705

APPLICATION OF CRITICAL ACCOUNTING POLICIES

        We have identified five accounting policies that require us to make assumptions and estimates that are significant to the consolidated financial statements. It is reasonably likely that changes in these assumptions and estimates could occur from period to period and result in a material impact on our consolidated financial statements. A brief summary of each of these critical accounting policies follows. For a more detailed discussion of the effect of these policies on our consolidated financial statements, and the judgments and estimates related to these policies, see the referenced sections of the MD&A. For a complete summary of our significant accounting policies see Note 2 of the consolidated financial statements.

        Investment Valuation    The fair value of publicly traded fixed income and equity securities is based on independent market quotations, whereas the fair value of non-publicly traded securities is based on either widely accepted pricing valuation models, which use internally developed ratings and independent third party data as inputs, or independent third party pricing sources. Factors used in our internally developed models, such as liquidity risk associated with privately-placed securities, are difficult to independently observe and quantify. Because of this, judgment is required in developing certain of these estimates and, as a result, the estimated fair value of non-publicly traded securities may differ from amounts that would be realized upon an immediate sale of the securities.

        For investments classified as available for sale, the difference between fair value and amortized cost for fixed income securities or cost for equity securities, net of deferred income taxes, is reported as a component of accumulated other comprehensive income on the Consolidated Statements of Financial Position and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when declines in fair values are deemed other than temporary. The assessment of other than temporary impairment of a security's fair value is performed on a portfolio review as well as a case-by-case basis considering a wide range of factors. For our portfolio review evaluations, we ascertain whether there are any approved programs involving the disposition of investments such as changes in duration, revision to strategic asset allocations and liquidity actions; and any dispositions planned by the portfolio managers. In these instances, we recognize impairment on securities being considered for these approved planned actions if the security is in an unrealized loss position. There are a number of assumptions and estimates inherent in evaluating impairments and determining if they are other than temporary, including 1) our ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the duration and extent to which the fair value has been less than cost for equity securities or amortized cost for fixed income securities; 4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to later determine that an impairment is other than temporary, including 1) general economic conditions that are worse than previously assumed or that have a greater adverse effect on a particular issuer than originally estimated; 2) changes in the facts and circumstances related to a particular issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances or new information obtained which causes a change in our ability or intent to hold a security to maturity or until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholders' equity since the majority of our portfolio is carried at fair value and as a result, any related unrealized loss, net of deferred acquisition costs, deferred sales inducement costs and related deferred tax, would already be reflected as a component of accumulated other comprehensive income in shareholders' equity.

        For a more detailed discussion of the risks relating to changes in investment values and levels of investment impairment, and the potential causes of such changes, see Note 5 of the consolidated financial statements and the Investments, Market Risk, Enterprise Risk Management and Forward-looking Statements and Risk Factors sections of the MD&A.

        Derivative Instrument Hedge Effectiveness    We primarily use derivative financial instruments to reduce our exposure to market risk and in conjunction with asset/liability management, particularly in the Allstate Financial segment. The fair value of exchange traded derivative contracts is based on independent market quotations, whereas the fair value of non-exchange traded derivative contracts is based on either widely accepted pricing valuation models which use independent third party data as inputs or independent third party pricing sources.

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

        DAC related to property-liability contracts is amortized to income as premiums are earned, typically over periods of six to twelve months. The amortization methodology for DAC for Allstate Financial policies and contracts includes significant assumptions and estimates.

        DAC related to traditional life insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Significant assumptions relating to estimated premiums, investment income and realized capital gains and losses, as well as to all other aspects of DAC are determined based upon conditions as of the date of policy issuance and are generally not revised during the life of the policy. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies change the rate of amortization in the period such events occur. Generally, the amortization period for these contracts approximate the estimated lives of the policies.

        DAC related to interest-sensitive life, fixed and variable annuities and other investment contracts is amortized in proportion to the incidence of the total present value of gross profits which includes both actual historical gross profits ("AGP") and estimated future gross profits ("EGP") earned over the estimated lives of the contracts. The amortization periods range from 15-30 years; however, estimates of customer surrender rates, partial withdrawals and deaths generally result in the majority of the DAC being amortized over the surrender charge period. AGP and EGP consist of the following components: benefit margins primarily from mortality, including guaranteed minimum death, income, withdrawal and accumulation benefits; investment margin including realized capital gains and losses; and contract administration, surrender and other contract charges, less maintenance expenses.

        DAC amortization for variable annuity and life contracts is estimated using stochastic modeling and is significantly impacted by the anticipated return on the underlying funds. Our long-term assumption of separate accounts fund performance, net of fees, was approximately 7% in 2005 and 8% in 2004 and 2003. Whenever actual separate accounts fund performance, based on the two most recent years, varies from the expectation, we project performance levels over the next five years such that the mean return over a seven-year period equals the long-term expectation. This process is referred to as "reversion to the mean" and is commonly used by the life insurance industry. Although the use of a reversion to the mean assumption is common within the industry, the parameters used in the methodology are subject to judgment and vary between companies. For example, when applying this assumption we do not allow the future mean rates of return including fees projected over the five-year period to exceed 12.75% or fall below 0%. We periodically evaluate the results of utilizing this process to confirm that it is reasonably possible that variable annuity and life fund performance will revert to the expected long-term mean within this time horizon. Revisions to EGPs result in changes in the cumulative amounts expensed as a component of amortization of DAC in the period in which the revision is made. This is commonly known as "DAC unlocking".

        For quantification of the impact of these estimates and assumptions on Allstate Financial, see the Allstate Financial Segment and Forward-looking Statements and Risk Factors sections of the MD&A and Note 2 and 10 of the consolidated financial statements.

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

        Allstate Protection reserve estimates are based on known facts and interpretations of circumstances and factors including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, law changes, court decisions, changes to regulatory requirements and economic conditions. In the normal course of business, we may also supplement our claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process.

        Since reserves are estimates of the unpaid portions of losses that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The highest degree of uncertainty is associated with reserves for losses incurred in the current accident year as it contains the greatest proportion of losses that have not been reported or settled but must be estimated as of the current reporting date. That proportion diminishes in subsequent years.

        We believe our net loss reserves are appropriately established based on available facts, technology, laws and regulations. We calculate and record a single best reserve estimate, in conformance with generally accepted actuarial standards, for each line of insurance, its components (coverages and perils), and state, for reported losses and for IBNR losses and as a result we believe that no other estimate is better than our recorded amount. Due to the uncertainties involved, the ultimate cost of losses may vary materially from recorded amounts, which are based on our best estimates. Accordingly, we believe that it is not practicable to develop a meaningful range for any such changes in losses incurred.

        We regularly update our reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reported in property-liability insurance claims and claims expenses in the Consolidated Statements of Operations in the period such changes are determined.

        The aggregation of these estimates forms the reserve liability recorded in the Consolidated Statements of Financial Position. Based on our products and coverages, historical experience and stochastic modeling of actuarial chain ladder methodologies used to develop reserve estimates, we estimate that the potential variability of our Allstate Protection reserves, excluding the unprecedented hurricane losses experienced in 2005 which we expect will be paid during 2006, within a reasonable probability of other possible outcomes, may be approximately plus or minus 4%, or plus or minus $400 million in net income. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these amounts.

        Establishing Discontinued Lines and Coverages net loss reserves for asbestos, environmental and other discontinued lines claims is subject to uncertainties that are much greater than those presented by other types of claims. Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure and unresolved legal issues regarding policy coverage; unresolved legal issues regarding the determination, availability and timing of exhaustion of policy limits; plaintiffs' evolving and expanding theories of liability, availability and collectibility of recoveries from reinsurance, retrospectively determined premiums and other contractual agreements; and estimating the extent and timing of any contractual liability, and other uncertainties. There are also complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are covered, or were ever intended to be covered, and could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean-up costs represent insured property damage. We believe these issues are not likely to be resolved in the near future, and the ultimate costs may vary materially from the amounts currently recorded resulting in material changes in loss reserves.

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

        For further discussion of these policies, see Note 8 of the consolidated financial statements and the Forward-looking Statements and Risk Factors section of the MD&A.

PROPERTY-LIABILITY 2005 HIGHLIGHTS

  •
  Premiums written, an operating measure that is defined and reconciled to premiums earned on page 35, reached a record $27.39 billion during 2005. Compared to 2004, premiums written increased 3.2% due to increases in the number of policies in force ("PIF") for Allstate brand standard auto of 2.9% and homeowners of 3.4% and higher average premiums. Allstate brand standard auto and homeowners premiums written increased 4.7% and 7.1%, respectively, in 2005 over 2004. Allstate brand standard auto and homeowners new business premiums decreased 0.3% and 7.0%, respectively, compared to 2004.

  •
  Underwriting loss for Property-Liability was $636 million in 2005 compared to underwriting income of $1.83 billion in 2004 due to higher catastrophes, increased severity of current year claims and a $120 million accrual for a settlement of a worker classification lawsuit and lower favorable Allstate Protection reserve reestimates, partially offset by higher premiums earned, favorable claim frequencies excluding catastrophes and lower unfavorable reserve reestimates related to prior years in Discontinued Lines and Coverages in 2005. The combined ratio was 102.4 in 2005 compared to 93.0 in 2004. Underwriting (loss) income, a measure that is not based on GAAP, is defined below.

  •
  Catastrophe losses in 2005 totaled $5.67 billion compared to $2.47 billion in 2004. The effect of catastrophe losses on the combined ratio was 21.0 and 9.5 points in 2005 and 2004, respectively. Catastrophe losses include $5.00 billion related to Hurricanes Katrina, Rita and Wilma and $120 million for assessments from Citizens Property Insurance Corporation in the state of Florida ("FL Citizens").

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

        Underwriting (loss) income, a measure that is not based on GAAP and is reconciled to net income on page 32, is calculated as premiums earned, less claims and claims expense ("losses"), amortization of DAC, operating costs and expenses and restructuring and related charges, as determined using GAAP. We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results. It is also an integral component of incentive compensation. It is useful for investors to evaluate the components of income separately and in the aggregate when reviewing performance. Underwriting (loss) income should not be considered as a substitute for net income and does not reflect the overall profitability of the business. Net income is the most directly comparable GAAP measure.

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

  •
  Combined ratio—the ratio of claims and claims expense, amortization of DAC, operating costs and expenses and restructuring and related charges to premiums earned. The combined ratio is the sum of the loss ratio and the expense ratio. The difference between 100% and the combined ratio represents underwriting (loss) income as a percentage of premiums earned.

        We have also calculated the following impacts of specific items on the GAAP operating ratios because of the volatility of these items between fiscal periods.

  •
  Effect of catastrophe losses on combined ratio—the percentage of catastrophe losses included in claims and claims expenses to premiums earned.

  •
  Effect of pretax reserve reestimates on combined ratio—the percentage of pretax reserve reestimates included in claims and claims expense to premiums earned.

  •
  Effect of restructuring and related charges on combined ratio—the percentage of restructuring and related charges to premiums earned.

  •
  Effect of Discontinued Lines and Coverages on combined ratio—the ratio of claims and claims expense and other costs and expenses in the Discontinued Lines and Coverages segment to Property-Liability premiums earned. The sum of the effect of Discontinued Lines and Coverages on the combined ratio and the Allstate Protection combined ratio on page 43 is equal to the Property-Liability combined ratio.

        Summarized financial data, a reconciliation of underwriting (loss) income to net income and GAAP operating ratios for our Property-Liability operations for the years ended December 31, are presented in the following table.

(in millions, except ratios)	2005	2004	2003
Premiums written	$27,391	$26,531	$25,187

Revenues
Premiums earned	$27,039	$25,989	$24,677
Net investment income	1,791	1,773	1,677
Realized capital gains and losses	516	592	288

Total revenues	29,346	28,354	26,642
Costs and expenses
Claims and claims expense	(21,175)	(17,843)	(17,432)
Amortization of DAC	(4,092)	(3,874)	(3,520)
Operating costs and expenses	(2,369)	(2,396)	(2,326)
Restructuring and related charges	(39)	(46)	(67)

Total costs and expenses	(27,675)	(24,159)	(23,345)
Gain on disposition of operations	—	—	5
Income tax expense	(240)	(1,150)	(780)
Cumulative effect of change in accounting principle, after-tax	—	—	(1)

Net income	$1,431	$3,045	$2,521

Underwriting (loss) income	$(636)	$1,830	$1,332
Net investment income	1,791	1,773	1,677
Income tax expense on operations	(63)	(955)	(682)
Realized capital gains and losses, after-tax	339	397	192
Gain on disposition of operations, after-tax	—	—	3
Cumulative effect of change in accounting principle, after-tax	—	—	(1)

Net income	$1,431	$3,045	$2,521

Catastrophe losses	$5,674	$2,468	$1,489

GAAP operating ratios
Claims and claims expense ("loss") ratio	78.3	68.7	70.6
Expense ratio	24.1	24.3	24.0

Combined ratio	102.4	93.0	94.6

Effect of catastrophe losses on combined ratio	21.0	9.5	6.0

Effect of pretax reserve reestimates on combined ratio	(1.7)	(0.9)	1.6

Effect of restructuring and related charges on combined ratio	0.1	0.2	0.3

Effect of Discontinued Lines and Coverages on combined ratio	0.7	2.5	2.3

ALLSTATE PROTECTION SEGMENT

        Overview and Strategy The Allstate Protection segment sells primarily private passenger auto and homeowner insurance to individuals through Allstate Exclusive Agencies, Customer Information Centers and over the Internet under the Allstate brand and through independent agencies under the EncompassSM and Deerbrook® brands. The Encompass brand includes standard auto and homeowners products while the Deerbrook brand is used for non-standard auto products.

        The key elements of the Allstate Protection strategy are:

  •
  Investing in marketing and brand awareness

  •
  Improving customer experience

  •
  Expanding distribution

  •
  Utilizing sophisticated pricing and underwriting discipline

  •
  Developing innovative and differentiated products

  •
  Leveraging claims capabilities

        We are seeking, through the utilization of our distribution channels, our sophisticated risk segmentation process ("Tiered Pricing") and consumer marketing, to attract and retain high lifetime value customers who will potentially provide favorable prospects for profitability over the course of their relationship with us.

        We maintain a broad marketing approach throughout the U.S. We have aligned agency and management compensation and the overall strategies of the Allstate brand to best serve our customers by basing certain incentives on Allstate brand profitability, unit growth, retention, and sales of Allstate Financial products. We differentiate the Allstate brand from competitors through new innovative products such as Allstate® Your Choice Auto. We continue to enhance technology to integrate our distribution channels, improve customer service, facilitate the introduction of new products and services and reduce infrastructure costs related to supporting agencies and handling claims. These actions and others are designed to optimize the effectiveness of our distribution and service channels by increasing the productivity of the Allstate brand's exclusive agencies and The Good Hands® Network.

        Tiered Pricing and underwriting are designed to enhance both our competitive position and profit potential, and produce a broader range of premiums that is more refined than the range generated by the standard/non-standard model. Tiered Pricing includes our Strategic Risk Management ("SRM") program, which uses a number of risk evaluation factors including, to the extent legally permissible, insurance scoring based on information that is obtained from credit reports. We continue to expand the number of tiers with successive rating program releases.

        As we continue to use Tiered Pricing, there is a diminishing capacity to draw meaningful comparisons to historical presentations, including the distinctions between standard and non-standard which have become less relevant in certain states. For this reason, we believe it is useful for investors to analyze auto results that aggregate our standard and non-standard business. Generally, standard auto customers are expected to have lower risks of loss than non-standard auto customers.

        Substantially all of new and approximately 61% of renewal business written for Allstate brand auto uses Tiered Pricing, an increase from 58% in 2004 when computed on a comparable basis. For Allstate brand homeowners, approximately 82% of new and 43% of renewal business written uses Tiered Pricing. For Allstate brand auto and homeowners business written under Tiered Pricing, our results indicate an increase in retention and a shift toward more customers who we consider high lifetime value and who generate more favorable loss results.

        Our strategy for the Encompass brand focuses on those markets that give us the best opportunity to grow profitably, in part by using Tiered Pricing. The integration of Encompass policies onto Allstate systems has resulted in a different counting process for PIF. As a result, percent changes in PIF, average premium and the renewal ratio are subject to some distortion.

        We are continuing our efforts to seek approval for rate changes for all Allstate Protection products in all jurisdictions where we believe such changes are needed and can be obtained based on rate indicators, such as our projected claim frequency and severity experience and expense levels including cost of reinsurance coverage purchased and catastrophe losses, and to pursue other actions affecting our profitability such as improving our underwriting and claims processes.

        An important element of our strategy is to manage our property catastrophe exposure to enable our shareholders to earn an acceptable return on the risks assumed in our property business and to reduce the variability in our earnings, while providing quality protection to our customers. Although in many areas of the country we are currently achieving returns within acceptable risk tolerances, we continue to seek solutions to improve returns in areas that have known exposure to hurricanes, earthquakes and other catastrophes. We will significantly reduce our catastrophe exposure over time while working to mitigate the impact of our actions on customers. We are also working for changes in the regulatory environment, including fewer restrictions on underwriting, recognizing the need for and improving appropriate risk based pricing and promoting the creation of government sponsored, privately funded solutions. Our property business includes personal homeowners, commercial property and other property lines.

        Pricing of property products is typically intended to establish returns that we deem acceptable over a long-term period. Losses, including losses from catastrophic events and weather-related losses (such as wind, hail, lightning and freeze losses not meeting our criteria to be declared a catastrophe) are accrued on an occurrence basis within the policy period. Therefore, in any reporting period, loss experience from catastrophic events and weather-related losses may contribute to negative or positive underwriting performance relative to the expectations we incorporated into the products' pricing. Accordingly, property products are more capital intensive than other personal lines products.

        Actions we are taking and evaluating to attain an acceptable catastrophe exposure level in our personal and commercial property businesses include: additional purchases of reinsurance; increased participation in various state facilities such as wind pools; changes in rates, deductibles and coverage; limitations on new business writings; changes to underwriting requirements; non-renewal; discontinuing coverage for certain types of residences; withdrawal from certain markets; and/or pursuing alternative markets for placement of business or segments of risk exposure in certain areas. While actions taken will be primarily focused on reducing the catastrophe exposure in our personal and commercial property businesses, we also consider their impact on our ability to market our auto lines when evaluating the feasibility of their implementation.

        In order to assess and monitor our actions, we are considering and adopting new performance measurements for managing our property business. These measurements currently include exposure limits based on hurricane and earthquake losses which have a one percent probability of occurring on an annual aggregate countrywide basis, acceptable targeted rates of return by line and by state and potential exposure to capital impairment.

        As part of our catastrophe management efforts, we are involved with a newly created coalition called ProtectingAmerica.org. The coalition is dedicated to raising awareness, educating the public and policymakers, and offering solutions that will better prepare and protect consumers, taxpayers and the American economy from major catastrophes in a sensible, cost-effective fashion. A comprehensive solution is being advanced that includes the development of government sponsored, privately funded catastrophe funds at the state and national levels; improved prevention and mitigation measures, including the adoption of more effective land use policies and stronger building codes; enhanced public education about catastrophe risk; better catastrophe relief, recovery and rebuilding processes; and a rigorous process of continuous improvement for catastrophe preparedness and response programs and processes.

        Premiums written, an operating measure, is the amount of premiums charged for policies issued during a fiscal period. Premiums earned is a GAAP measure. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums on our Consolidated Statements of Financial Position. Since the Allstate brand policy periods are typically 6 months for auto and 12 months for homeowners, Encompass auto and homeowners policy periods are typically 12 months and Deerbrook auto policy periods are typically 6 months, rate changes taken during 2005 and 2004 will generally be recognized in premiums earned over a period of 6 to 24 months. During this period, premiums written at a higher rate will cause an increase in the balance of unearned premiums on our Consolidated Statements of Financial Position.

        The following table shows the unearned premium balance at December 31 and the timeframe in which we expect to recognize these premiums as earned.

			% earned after
(in millions)	2005	2004	90 days	180 days	270 days	360 days
Allstate brand:
Standard auto	$3,851	$3,703	74.3%	98.8%	99.7%	100.0%
Non-standard auto	401	455	73.3%	98.1%	99.6%	100.0%

Auto	4,252	4,158	74.2%	98.7%	99.7%	100.0%
Homeowners	3,252	3,029	43.3%	75.5%	94.2%	100.0%
Other personal lines	1,302	1,309	44.5%	75.9%	94.2%	100.0%

Total Allstate brand	8,806	8,496	59.5%	87.6%	97.1%	100.0%
Encompass brand:
Standard auto	594	606	44.0%	75.7%	94.2%	100.0%
Non-standard auto (Deerbrook)	28	36	75.2%	100.0%	100.0%	100.0%

Auto	622	642	45.4%	76.8%	94.4%	100.0%
Homeowners	317	289	43.7%	75.7%	94.2%	100.0%
Other personal lines	84	78	44.1%	75.9%	94.3%	100.0%

Total Encompass brand	1,023	1,009	44.8%	76.4%	94.4%	100.0%

Total Allstate Protection unearned premiums	$9,829	$9,505	57.9%	86.4%	96.8%	100.0%

        A reconciliation of premiums written to premiums earned for the years ended December 31 is presented in the following table.

(in millions)	2005	2004	2003
Premiums written:
Allstate Protection	$27,393	$26,527	$25,175
Discontinued Lines and Coverages	(2)	4	12

Property-Liability premiums written	27,391	26,531	25,187
Increase in unearned premiums	(349)	(608)	(581)
Other	(3)	66	71

Property-Liability premiums earned	$27,039	$25,989	$24,677

Premiums earned:
Allstate Protection	$27,038	$25,983	$24,664
Discontinued Lines and Coverages	1	6	13

Property-Liability	$27,039	$25,989	$24,677

        Premiums written by brand are shown in the following table.

	2005			2004			2003
(in millions)	New(1)	Renewal	Total	New(1)	Renewal	Total	New(1)	Renewal	Total
Allstate brand:
Standard auto	$1,310	$13,863	$15,173	$1,314	$13,177	$14,491	$1,099	$12,533	$13,632
Non-standard auto	252	1,335	1,587	276	1,501	1,777	275	1,700	1,975

Auto	1,562	15,198	16,760	1,590	14,678	16,268	1,374	14,233	15,607
Homeowners	765	5,275	6,040	823	4,816	5,639	687	4,466	5,153
Other personal lines	491	2,032	2,523	562	1,989	2,551	551	1,842	2,393

Total Allstate brand	2,818	22,505	25,323	2,975	21,483	24,458	2,612	20,541	23,153
Encompass brand:
Standard auto	278	896	1,174	230	982	1,212	149	1,053	1,202
Non-standard auto (Deerbrook)	33	83	116	52	101	153	83	87	170

Auto	311	979	1,290	282	1,083	1,365	232	1,140	1,372
Homeowners	82	529	611	71	481	552	44	466	510
Other personal lines	45	124	169	40	112	152	41	99	140

Total Encompass brand	438	1,632	2,070	393	1,676	2,069	317	1,705	2,022

Total Allstate Protection premiums written	$3,256	$24,137	$27,393	$3,368	$23,159	$26,527	$2,929	$22,246	$25,175

(1)
New business premiums include customers who are new to a particular subsidiary, even if such customers were previously insured by another subsidiary.

        Premiums earned by brand are shown in the following table.

	Allstate brand			Encompass brand			Total Allstate Protection
(in millions)	2005	2004	2003	2005	2004	2003	2005	2004	2003
Standard auto	$15,034	$14,290	$13,406	$1,186	$1,208	$1,195	$16,220	$15,498	$14,601
Non-standard auto	1,642	1,823	2,075	125	161	163	1,767	1,984	2,238

Auto	16,676	16,113	15,481	1,311	1,369	1,358	17,987	17,482	16,839
Homeowners	5,792	5,349	4,892	583	529	494	6,375	5,878	5,386
Other	2,514	2,482	2,316	162	141	123	2,676	2,623	2,439

Total	$24,982	$23,944	$22,689	$2,056	$2,039	$1,975	$27,038	$25,983	$24,664

        Standard auto premiums written increased 4.1% to $16.35 billion in 2005 from $15.70 billion in 2004, following a 5.9% increase in 2004 from $14.83 billion in 2003.

	Allstate brand			Encompass brand(2)
Standard Auto
	2005	2004	2003	2005	2004	2003
New business premiums ($ millions)	$1,310	$1,314	$1,099	$278	$230	$149
New business premiums (% change)	(0.3)	19.6	16.8	20.9	54.4	21.1
Renewal business premiums ($ millions)	$13,863	$13,177	$12,533	$896	$982	$1,053
Renewal ratio(1)	90.5	90.8	89.7	75.8	77.1	83.7
PIF (% change)(1)	2.9	5.5	1.5	(2.2)	(5.8)	(6.4)
Average premium (% change)(1)	1.5	1.2	6.7	10.0	17.5	11.9

(1)
Allstate brand statistic excludes business written by Allstate Canada and Allstate Motor Club.

(2)
Encompass brand statistics are subject to some distortion due to the integration of systems.

        Allstate brand standard auto new business premiums written decreased in 2005 when compared to 2004 due to a decrease in new business applications of 6.9% primarily related to competitive pressures in certain states and the effects of our catastrophe risk management actions. Renewal business premiums increased in 2005 when compared to 2004 due to increases in renewal average premiums.

        The increase in Allstate brand standard auto PIF as of December 31, 2005 as compared to December 31, 2004 is the result of new business. The increase in the Allstate brand standard auto average premium in 2005 compared to 2004 is primarily due to higher average new and renewal premiums primarily due to a shift by policyholders to newer and more expensive autos and, to a lesser extent, rate actions. The level of rate changes declined in 2005 due to frequency declines and severity increases below our pricing assumptions as discussed in the Underwriting Results section. Additionally, the state of New York implemented a rate reduction in July 2005 that reduced the countrywide rate impact by 0.4%.

        Allstate brand standard auto new business premiums written increased in 2004 when compared to 2003. The increase in Allstate brand standard auto PIF in 2004 compared to 2003 is primarily the result of increases in new business due to the implementation of a broader marketing approach in most of the U.S. and an increased renewal ratio, which management believes was related to reduced rate activity and improved customer loyalty. New business comparisons in 2004 also reflected the July 2003 implementation of our new rating plan in the California market. The increase in the Allstate brand standard auto average premium in 2004 compared to 2003 is primarily due to higher average renewal premiums. The rate of increase in average premium declined in 2004 due to the decrease in rate activity. The reduced level of rate changes are due to declines in frequency and severity increases below our pricing assumptions as discussed in the Underwriting Results section. For Allstate brand standard auto, the countrywide rate change was 1.3% and the state specific rate change was 3.3% during 2004. For Encompass brand standard auto, the countrywide rate change was 2.8% and the state specific rate change was 4.4% during 2004.

        Encompass brand standard auto new business premiums written increased in 2005 when compared to 2004 due to increases in average premium. Renewal business written premium declined in 2005 as the decline in PIF more than offset increases in average premium. The increases in average premium are primarily due to rate activity, the effect of which is declining due to a decrease in rate change activity. PIF declined in 2005 due to insufficient new business to offset declines due to decreases in the renewal ratio. Encompass brand standard auto new business premiums written increased in 2004 when compared to 2003 and renewal business premiums written decreased in 2004 when compared to 2003 primarily due to increases in new PIF and rate activity. We expect the rate of decline in Encompass brand standard auto PIF to continue to moderate as we pursue growth opportunities in this channel.

        The following table shows the net rate changes that were approved for standard auto during 2005. These rate changes do not reflect initial rates filed for new insurance subsidiaries.

	# of States	Countrywide(%)(1)	State Specific(%)(2)
Allstate brand(3)	23	0.4	1.0
Encompass brand	22	0.7	1.6

(1)
Represents the impact in the states where rate changes were approved during 2005 as a percentage of total countrywide prior year-end premiums written.

(2)
Represents the impact in the states where rate changes were approved during 2005 as a percentage of total prior year-end premiums written in those states.

(3)
Excluding the impact of a rate reduction in the state of New York effective July 2005, the countrywide rate change is 0.8% and the state specific rate change is 2.5%.

        Non-standard auto premiums written decreased 11.8% to $1.70 billion in 2005 from $1.93 billion in 2004, following a 10.0% decrease in 2004 from $2.15 billion in 2003.

				Encompass brand (Deerbrook)
	Allstate brand
Non-Standard Auto
	2005	2004	2003	2005	2004	2003
New business premiums ($ millions)	$252	$276	$275	$33	$52	$83
New business premiums (% change)	(8.7)	0.4	(28.4)	(36.5)	(37.3)	9.2
Renewal business premiums ($ millions)	$1,335	$1,501	$1,700	$83	$101	$87
Renewal ratio(1)	77.6	78.2	74.1	65.1	61.6	56.7
PIF (% change)(1)	(12.4)	(11.4)	(16.6)	(18.5)	(12.1)	26.8
Average premium (% change)(1)	(0.3)	1.7	3.8	(6.7)	(5.8)	(0.5)

(1)
Allstate brand statistic excludes business written by Allstate Canada.

        Allstate brand non-standard auto new business premiums declined during 2005 due to lower new business production as agencies continued to focus on our standard auto business. Declines in Allstate brand renewal business premiums during 2005 and 2004 were primarily due to lower renewal PIF and average premium. Renewal PIF decreased because new business production in prior periods was insufficient to make up for an inherently low renewal ratio in this business. The decline in average premium during 2005 when compared to 2004 is due to mix of business and a decrease in rates. In 2004, the increase in average premium declined due to the decrease in rate activity.

        Encompass brand (Deerbrook) non-standard premiums written decreased in 2005 and 2004 primarily because of declines in new business.

        The following table shows the net rate changes that were approved for non-standard auto during 2005. These rate changes do not reflect initial rates filed for new insurance subsidiaries.

	# of States	Countrywide(%)(1)	State Specific(%)(2)
Allstate brand	6	(0.3)	(1.4)
Encompass brand	1	(0.1)	(0.2)

(1)
Represents the impact in the states where rate changes were approved during 2005 as a percentage of total countrywide prior year-end premiums written.

(2)
Represents the impact in the states where rate changes were approved during 2005 as a percentage of total prior year-end premiums written in those states.

        Auto premiums written increased 2.4% to $18.05 billion in 2005 from $17.63 billion in 2004, following a 3.9% increase in 2004 from $16.98 billion in 2003. Auto includes standard auto and non-standard auto business.

	Allstate brand			Encompass brand(2)
Auto
	2005	2004	2003	2005	2004	2003
New business premiums ($ millions)	$1,562	$1,590	$1,374	$311	$282	$232
New business premiums (% change)	(1.8)	15.7	3.7	10.3	21.6	16.6
Renewal business premiums ($ millions)	$15,198	$14,678	$14,233	$979	$1,083	$1,140
Renewal ratio(1)	89.6	89.7	88.0	74.2	74.6	79.9
PIF (% change)(1)	1.8	4.1	(0.2)	(3.7)	(6.4)	(4.0)
Average premium (% change)(1)	0.7	0.5	5.2	9.1	14.1	9.8

(1)
Allstate brand statistic excludes business written by Allstate Canada and Allstate Motor Club.

(2)
Encompass brand statistics are subject to some distortion due to the integration of systems.

        Allstate brand auto new business premiums written decreased in 2005 when compared to 2004 due to a decrease in new business applications of 7.9% primarily related to competitive pressures in certain states and the effects of our catastrophe risk management actions. Renewal business premiums increased in 2005 when compared to 2004 due to increases in renewal average premiums.

        The increase in Allstate brand auto PIF as of December 31, 2005 as compared to December 31, 2004 is the result of new business. The increase in the Allstate brand auto average premium in 2005 compared to 2004 is primarily due to higher average new and renewal premiums primarily due to a shift by policyholders to newer and more expensive autos and, to a lesser extent, rate actions. The level of rate changes declined in 2005 due to frequency declines and severity increases below our pricing assumptions as discussed in the Underwriting Results section. Additionally, the state of New York implemented a rate reduction in July 2005 that reduced the countrywide rate impact by 0.4%.

        The increase in Allstate brand auto PIF in 2004 when compared to 2003 is primarily the result of increases in new business due to the implementation of a broader marketing approach in most of the U.S. and an increased renewal ratio, which management believes was related to reduced rate activity and improved customer loyalty. New business comparisons in 2004 also reflected the July 2003 implementation of our new rating plan in the California market. The increase in the Allstate brand auto average premium in 2004 compared to 2003 is primarily due to higher average renewal premiums. The rate of increase in average premium declined in 2004 due to the decrease in rate activity. The reduced level of rate changes are due to declines in frequency and severity increases below our pricing assumptions as discussed in the Underwriting Results section. For Allstate brand auto, the countrywide rate change was 1.3% and the state specific rate change was 3.4% during 2004. For Encompass brand auto, the countrywide rate change was 2.7% and the state specific rate change was 4.3% during 2004.

        Encompass brand auto new business premiums written increased in 2005 when compared to 2004 due to increases in average premium. Renewal business written premium declined in 2005 as the decline in PIF more than offset increases in average premium. The increases in average premium are primarily due to rate activity, the effect of which is declining due to a decrease in rate change activity. PIF declined in 2005 due to insufficient new business to offset declines due to decreases in the renewal ratio. Encompass brand auto new business premiums written increased in 2004 when compared to 2003 and renewal business premiums written decreased in 2004 when compared to 2003 primarily due to increases in new PIF and rate activity.

        The following table shows the net rate changes that were approved for auto (standard and non-standard) during 2005. These rate changes do not reflect initial rates filed for new insurance subsidiaries.

	# of States	Countrywide(%)(1)	State Specific(%)(2)
Allstate brand(3)	23	0.3	0.9
Encompass brand	22	0.6	1.5

(1)
Represents the impact in the states where rate changes were approved during 2005 as a percentage of total countrywide prior year-end premiums written.

(2)
Represents the impact in the states where rate changes were approved during 2005 as a percentage of total prior year-end premiums written in those states.

(3)
Excluding the impact of a rate reduction in the state of New York effective July 2005, the countrywide rate change is 0.7% and the state specific rate change is 2.3%.

        Homeowners premiums written increased 7.4% to $6.65 billion in 2005 from $6.19 billion in 2004, following a 9.3% increase in 2004 from $5.66 billion in 2003. In 2005, growth in Allstate Protection homeowners premiums written from the prior year periods was impacted by our catastrophe risk management actions. Excluding the cost of catastrophe reinsurance and business ceded to Universal Insurance Company of North America ("Universal"), premiums written grew 9.6% in 2005 compared to 2004. For a more detailed discussion on Universal, see Note 9 of the consolidated financial statements. For a more detailed discussion on reinsurance, see the Property-Liability Claims and Claims Expense Reserves section of the MD&A.

	Allstate brand			Encompass brand(2)
Homeowners
	2005	2004	2003	2005	2004	2003
New business premiums ($ millions)	$765	$823	$687	$82	$71	$44
New business premiums (% change)	(7.0)	19.8	39.4	15.5	61.4	41.9
Renewal business premiums ($ millions)	$5,275	$4,816	$4,466	$529	$481	$466
Renewal ratio(1)	88.2	88.4	87.5	87.2	88.5	87.9
PIF (% change)(1)	3.4	6.4	3.4	3.6	2.1	(4.5)
Average premium (% change)(1)	5.3	3.7	6.5	8.4	12.7	11.8

(1)
Allstate brand statistic excludes business written in Canada.

(2)
Encompass brand statistics are subject to some distortion due to the integration of systems.

        Allstate brand homeowners new business premiums written declined in 2005 compared to 2004, primarily due to our catastrophe risk management actions. The increase in Allstate brand homeowners

PIF as of December 31, 2005 compared to December 31, 2004 is the result of new business. PIF is also being impacted by the non-renewal of approximately 95,000 of Allstate Floridian Insurance Company and its subsidiaries ("Allstate Floridian") policies to Universal or approximately 1% of Allstate brand homeowners PIF. These policies non-renewed at a rate of 13% in third quarter of 2005 and 24% in the fourth quarter of 2005, and are expected to non-renew at a rate of 23% in the first quarter of 2006, 28% in the second quarter of 2006 and 12% in the third quarter of 2006. The Allstate brand homeowners PIF increase as of December 31, 2004 compared to December 31, 2003 was the result of the increases in new business due to a broader marketing approach in most of the U.S. and an increased renewal ratio, which management believes was related to reduced rate activity and increased customer loyalty.

        The increases in Allstate brand homeowners average premium during 2005 and 2004 were primarily due to higher average renewal premiums, primarily related to increases in insured value along with rate actions taken in the current and prior years.

        Encompass brand homeowners new business premiums written increased in 2005 and 2004 due to increases in PIF and average premium. Increases in Encompass brand homeowners average premium were due to rate actions taken during the current and prior year and increases in insured value.

        The following table shows the net rate changes that were approved for homeowners during 2005. These rate changes do not reflect initial rates filed for new insurance subsidiaries.

	# of States	Countrywide(%)(1)	State Specific(%)(2)
Allstate brand(3)	13	1.0	5.0
Encompass brand	19	1.5	3.6

(1)
Represents the impact in the states where rate changes were approved during 2005 as a percentage of total countrywide prior year-end premiums written.

(2)
Represents the impact in the states where rate changes were approved during 2005 as a percentage of total prior year-end premiums written in those states.

(3)
Including the impact of a rate increase in the state of Florida approved in January 2006, effective in October 2005, the countrywide rate change for the twelve months ended December 31, 2005 is 2.2%, and the state specific rate change for the twelve months ended December 31, 2005 is 8.4%. The impact of these rate increases may offset some portion of our increased reinsurance costs.

        Underwriting results are shown in the following table.

(in millions)	2005	2004	2003
Premiums written	$27,393	$26,527	$25,175

Premiums earned	$27,038	$25,983	$24,664
Claims and claims expense	(21,008)	(17,208)	(16,858)
Amortization of DAC	(4,092)	(3,874)	(3,520)
Other costs and expenses	(2,360)	(2,387)	(2,316)
Restructuring and related charges	(39)	(46)	(67)

Underwriting (loss) income	$(461)	$2,468	$1,903

Catastrophe losses	$5,674	$2,468	$1,489

Underwriting (loss) income by brand
Allstate brand	$(437)	$2,340	$1,941
Encompass brand	(24)	128	(38)

Underwriting (loss) income	$(461)	$2,468	$1,903

        Allstate Protection generated an underwriting loss of $461 million during 2005 compared to underwriting income of $2.47 billion in 2004. The decline was the result of increased catastrophe losses, lower favorable reserve reestimates related to prior years and increased current year claim severity, partly offset by increased premiums earned, declines in auto and homeowners claim frequency excluding catastrophes and lower operating costs. In 2005, claims and claims expense and the claims and claims expense ratio include the effect of $120 million or 0.4 points related to an accrual for a settlement of a worker classification lawsuit challenging our overtime exemption under California wage and hour laws ("accrual for litigation"). For further discussion and quantification of the impact of reserve estimates, reserve reestimates and assumptions, see the Property-Liability Claims and Claims Expense Reserves section of the MD&A.

        Allstate Protection generated underwriting income of $2.47 billion during 2004 compared to $1.90 billion in 2003. The increase in underwriting income was the result of increased premiums earned, declines in auto and homeowners claim frequency excluding catastrophes and favorable reserve reestimates related to prior years, partially offset by higher catastrophe losses, increased operating costs and expenses and increased current year claim severity.

        Claims and claims expense during 2005 includes estimated catastrophe losses of $5.00 billion, net of reinsurance and other recoveries, related to hurricanes Katrina, Rita and Wilma, and 2004 includes estimated catastrophe losses of $2.00 billion, net of recoveries from the Florida Hurricane Catastrophe Fund ("FHCF"), related to hurricanes Charley, Frances, Ivan, and Jeanne. These estimates include net losses on personal lines auto and property policies and net losses on commercial policies. For a further discussion of catastrophe losses, see page 45.

        Changes in auto current year claim severity are generally influenced by inflation in the medical and auto repair sectors of the economy. We mitigate these effects through various loss management programs. Injury claims are affected largely by medical cost inflation while physical damage claims are affected largely by auto repair cost inflation and used car prices. Our rate of increase in incurred injury claim severity during 2005 and 2004 was lower than the relevant medical cost indices. For auto physical damage coverages, we monitor our rate of increase in average cost per claim against a weighted average of the Maintenance and Repair price index and the Parts & Equipment price index. In 2005 and 2004, our rate of increase in incurred physical damage current year claim severity was generally lower than the weighted index. We believe our claim settlement initiatives, such as improvements to the claim settlement process, medical management programs, the use of special investigative units to detect fraud and handle suspect claims, litigation management and defense strategies, as well as various loss management initiatives underway, contribute to the mitigation of injury and physical damage severity trends.

        Changes in homeowners current year claim severity are generally influenced by inflation in the cost of building materials, the cost of construction and property repair services, the cost of replacing home furnishings and other contents, the types of claims that qualify for coverage, deductibles and other economic and environmental factors. In 2005 and 2004, we experienced an increase in homeowners severity compared to prior year. We employ various loss management programs to mitigate the effect of these factors; however, homeowners severity may increase. We have also taken numerous actions that we expect to contribute to profitable trends in the homeowners loss ratio.

        Loss ratios are a measure of profitability. Loss ratios by product, and expense and combined ratios by brand, are shown in the following table. These ratios are defined on page 30.

	Loss Ratio			Effect of Catastrophe Losses on the Loss Ratio
	2005	2004	2003	2005	2004	2003
Allstate brand loss ratio:
Standard auto	65.7	64.4	70.1	2.9	0.7	1.4
Non-standard auto	57.8	53.9	65.6	2.6	0.9	0.7
Auto	64.9	63.2	69.5	2.8	0.7	1.3
Homeowners	110.7	67.4	63.2	70.5	29.2	21.8
Other	91.7	84.6	68.1	35.3	27.7	5.6
Total Allstate brand loss ratio	78.2	66.3	68.0	21.8	9.8	6.2
Allstate brand expense ratio	23.5	23.9	23.5

Allstate brand combined ratio	101.7	90.2	91.5

Encompass brand loss ratio:
Standard auto	66.9	61.3	69.4	1.7	0.5	0.7
Non-standard auto (Deerbrook)	67.2	75.8	84.7	0.8	0.6	0.7
Auto	67.0	63.1	71.2	1.7	0.6	0.7
Homeowners	77.8	63.7	76.7	30.6	16.4	16.6
Other	82.1	84.4	71.5	17.9	5.7	4.0
Total Encompass brand loss ratio	71.3	64.7	72.6	11.2	5.1	4.9
Encompass brand expense ratio	29.9	29.0	29.3

Encompass brand combined ratio	101.2	93.7	101.9

Total Allstate Protection loss ratio	77.7	66.2	68.4	21.0	9.5	6.0
Allstate Protection expense ratio	24.0	24.3	23.9

Allstate Protection combined ratio	101.7	90.5	92.3

        Standard auto loss ratio increased 1.3 points for the Allstate brand and 5.6 points for the Encompass brand in 2005 when compared to 2004. The increases were due to higher catastrophe losses and higher current year claim severity more than offsetting higher premiums earned in Allstate brand and lower claim frequency excluding catastrophes. The Allstate brand loss ratio in 2005 also included the impact of an accrual for litigation of 0.6 points. The Encompass brand standard auto loss ratio in 2005 was also unfavorably impacted as a result of higher current year claim severity partially offset by lower claim frequency. Standard auto loss ratio declined 5.7 points for the Allstate brand and 8.1 points for the Encompass brand in 2004 when compared to 2003. These declines were due to higher premiums earned, favorable reserve reestimates related to prior years and lower claim frequency, partially offset by higher current year claim severity.

        Non-standard auto loss ratio for the Allstate brand increased 3.9 points in 2005 when compared to 2004 due to decreases in premiums earned, higher catastrophe losses and higher current year claim severity partly offset by lower claim frequency. The Allstate brand loss ratio in 2005 also included an accrual for litigation of 0.2 points. Non-standard auto loss ratio for the Encompass brand decreased 8.6 points in 2005 when compared to 2004 due to lower claim frequency, partially offset by higher current year claim severity. Non-standard auto loss ratio declined 11.7 points for the Allstate brand and 8.9 points for Encompass brand in 2004 when compared to 2003. These declines were due to favorable reserve reestimates related to prior years and lower claim frequency, partially offset by higher current year claim severity.

        Auto loss ratio increased 1.7 points for the Allstate brand and 3.9 points for the Encompass brand in 2005 when compared to 2004. The increases were due to higher premiums earned in Allstate brand and lower claim frequency excluding catastrophes being more than offset by higher catastrophe losses and higher current year claim severity. The Allstate brand loss ratio in 2005 also included an accrual for litigation of 0.6 points. Auto loss ratio declined 6.3 points for the Allstate brand and 8.1 points for the Encompass brand in 2004 when compared to 2003. These declines were due to favorable reserve reestimates related to prior years, lower claim frequency and higher premiums earned for Allstate brand, partially offset by higher current year claim severity.

        Homeowners loss ratio increased 43.3 points for the Allstate brand and 14.1 points for the Encompass brand in 2005 when compared to 2004. The increases were due to higher catastrophe losses, unfavorable reserve reestimates related to prior years and higher current year claim severity partially offset by higher premiums earned and lower claim frequency excluding catastrophes. The Allstate brand loss ratio in 2005 also included an accrual for litigation of 0.2 points. Homeowners loss ratio increased 4.2 points for the Allstate brand and declined 13.0 points for the Encompass brand in 2004 when compared to 2003. These fluctuations were due to higher catastrophes partially offset by higher premiums earned, favorable reserve reestimates related to prior years and lower claim frequency, excluding catastrophes for the Allstate brand, and higher current year claim severity.

        Expense ratio for Allstate Protection decreased 0.3 points in 2005 when compared to 2004 primarily due to a reduction in employee incentives due to lower financial results for 2005. In 2004, the ratio increased due to higher amortization of DAC resulting from higher agent incentives and increases in marketing expense.

        The impact of specific costs and expenses on the expense ratio is included in the following table.

	Allstate brand			Encompass brand
	2005	2004	2003	2005	2004	2003
Amortization of DAC	14.7	14.5	13.9	20.5	19.6	19.1
Other costs and expenses	8.7	9.2	9.3	9.1	9.0	9.9
Restructuring and related charges	0.1	0.2	0.3	0.3	0.4	0.3

Total expense ratio	23.5	23.9	23.5	29.9	29.0	29.3

        The expense ratio for the standard auto and homeowners businesses generally approximates the total Allstate Protection expense ratio of 24.0 in 2005, 24.3 in 2004 and 23.9 in 2003. The expense ratio for the non-standard auto business generally is lower than the total Allstate Protection expense ratio due to lower agent commission rates and higher average premiums for non-standard auto as compared to standard auto. The Encompass brand expense ratio is higher on average than the expense ratio of the Allstate brand due to higher commission rates and licensing fees paid to CNA Financial Corporation, which ended in the fourth quarter of 2005. The licensing fees were 1.5% of premiums written by independent agencies appointed by CNA for a period of six years after acquisition of the CNA personal lines business ("Encompass") in 1999.

        Allstate Protection underwriting income was impacted by restructuring charges. For a more detailed discussion of these charges, see Note 12 of the consolidated financial statements. Net income was favorably impacted in 2005 and 2004 by adjustments of prior years' tax liabilities totaling $40 million and $6 million, respectively.

        DAC    We establish a DAC asset for costs that vary with and are primarily related to acquiring business, principally agents' remuneration, premium taxes, certain underwriting and direct mail solicitation expenses. For the Allstate Protection business, DAC is amortized to income consistent with the time frames in which premiums are earned.

        The balance of DAC for each product type at December 31, is included in the following table.

	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2005	2004	2005	2004	2005	2004
Standard auto	$554	$537	$113	$123	$667	$660
Non-standard auto	55	62	3	4	58	66

Auto	609	599	116	127	725	726
Homeowners	464	447	65	61	529	508
Other personal lines	214	213	16	13	230	226

Total DAC	$1,287	$1,259	$197	$201	$1,484	$1,460

        Catastrophe Losses are an inherent risk of the property-liability insurance industry that have contributed, and will continue to contribute, to potentially material year-to-year fluctuations in our results of operations and financial position. We define a "catastrophe" as an event that produces pretax losses before reinsurance in excess of $1 million and involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time following the event. Catastrophes are caused by various natural events including earthquakes, volcanoes, wildfires, tornadoes, hailstorms, hurricanes, tropical storms, high winds and winter storms. We are also exposed to human-made catastrophic events, such as certain acts of terrorism or industrial accidents. The nature and level of catastrophes in any period cannot be predicted.

        Historical Catastrophe Experience Since the beginning of 1992, the average annual impact of catastrophes on our Property-Liability loss ratio was 7.6 points. However, this average does not reflect the impact of some of the more significant actions we have taken to limit our catastrophe exposure. Consequently, we think it is useful to consider the impact of catastrophes after excluding losses that are now partially or substantially covered by the California Earthquake Authority ("CEA"), FHCF or placed with a third party, such as hurricane coverage in Hawaii. The average annual impact of all catastrophes, excluding losses from Hurricanes Andrew and Iniki and losses from California earthquakes, on our Property-Liability loss ratio was 6.1 points since the beginning of 1992.

        Comparatively, the average annual impact of catastrophes on the homeowners loss ratio for the years 1992 through 2005 is shown in the following table.

	Average annual impact of catastrophes on the homeowners loss ratio	Average annual impact of catastrophes on the homeowners loss ratio excluding losses from Hurricanes Andrew and Iniki, and losses from California earthquakes
Eastern and gulf coast states	38.0	31.4
All other	22.0	14.3
Total	30.7	23.7

        Over time we have limited our aggregate insurance exposure to catastrophe losses in certain regions of the country that are subject to high levels of natural catastrophes. Limitations include our participation in various state facilities, such as the CEA, which provides insurance for California earthquake losses; the FHCF, which provides reimbursements on certain qualifying Florida hurricane losses; and other state facilities, such as wind pools. However, the impact of these actions may be diminished by the growth in insured values, the effect of state insurance laws and regulations and by the effect of competitive considerations. In addition, in various states we are required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Because of our participation, we may be exposed to losses that surpass the capitalization of these facilities and/or to assessments from these facilities.

Hurricanes

        We consider the greatest areas of potential catastrophe losses due to hurricanes to generally be major metropolitan centers in counties along the eastern and gulf coasts of the United States. Policies in force attributable to counties along the eastern and gulf coasts, including the entire state of Florida, represented approximately 25% of total homeowners policies in force during 2005. Generally, the average premium on a property policy near these coasts is greater than other areas.

        Examples of actions taken in 2005 and early 2006 to reduce our exposure in these areas include purchasing reinsurance as discussed below; a moratorium on personal homeowners new business writings and the non-renewal of select policies in eight coastal counties in the state of New York; a definitive agreement with Universal whereby a portion of existing customers in Florida will have new policies available when their policies expire and are not renewed; and exiting the commercial property market in Florida beginning in May 2005. We have also received approval for homeowners premium rate increases in the state of Florida averaging 7.9% implemented in August 2005, followed by an additional rate increase averaging 18.2%, implemented in October 2005. The October rate increase is subject to review by the state regulator to the extent that the actual expense ratios, including the cost of additional reinsurance to be acquired, are less than estimated expense ratios in the rate increase filings. Further, the rate increase is subject to refund or credits to the extent the approved rate is determined to have resulted in an excessive rate for the 12-month period starting October 1, 2005.

        While hurricanes can also be devastating to inland areas, we anticipate that our actions will be less extensive in these areas and they will be determined based on an assessment of our local exposure.

Earthquakes

        We consider the greatest areas of potential catastrophe losses due to earthquakes to be major metropolitan areas near fault lines in the states of California, Oregon, Washington, South Carolina, Missouri, Kentucky and Tennessee. Premiums written attributable to earthquake coverage totaled approximately $60 million in 2005. Earthquake coverage is generally written as an option or as a standard covered peril depending on policy language requirements in each state.

        Our current strategy is to significantly reduce earthquake exposure by limiting earthquake coverage in policies, pursuing alternative markets for placement of this coverage and purchasing reinsurance. The implementation of the alternative markets strategy is subject to the identification and negotiation of arrangements with other companies to allow our agencies to place the coverage. Our initial focus will be in states with the highest earthquake exposure. Examples of actions we have already taken in these areas include our discontinuation of writing earthquake coverage in California following the formation of the CEA in 1996, allowing our agencies to place new business earthquake coverage with another carrier in the state of South Carolina beginning in 2005 and no longer offering new optional coverage and removing optional coverage from policies in most states beginning in 2006. We also continue to evaluate purchases of reinsurance including coverage for potential assessments from the CEA. We anticipate that implementation of limitations on new and renewal optional earthquake coverage will not adversely impact either auto or homeowners production and that it will cause a relatively immaterial decline in premiums written, but will result in a material reduction of exposure from catastrophic earthquake losses. We also expect that this reduction in exposure will allow for some reduction in our capital requirements.

        We include catastrophe losses in property-liability claims and claims expense. As a result, catastrophe losses affect both our underwriting results and loss ratios. During 2005, catastrophe losses net of reinsurance and other anticipated recoveries totaled $5.67 billion, compared to catastrophe losses of $2.47 billion in 2004 and $1.49 billion in 2003. Of the $5.67 billion of catastrophe losses incurred during 2005, $5.00 billion related to hurricanes Katrina, Rita and Wilma and $120 million related to assessments from FL Citizens. Through February 8, 2006, approximately 78% of the property claim counts and 97% of the auto claim counts related to each of these events are closed, and we expect substantially all of our remaining estimated net losses related to the 2005 hurricane season will be paid during 2006. We had $2.89 billion of gross catastrophe related reserves held at December 31, 2005.

($ in millions)	Gross Losses	Recoveries	Net Losses
Hurricane Katrina	$3,626	$2	$3,624
Hurricane Rita	1,114	250	864
Hurricane Wilma	721	213	508

Total Loss Estimate	$5,461	$465	$4,996

FL Citizens assessments			120
Other catastrophes			558

			$5,674

Hurricane Katrina

        Hurricane Katrina made initial landfall in Florida on August 25, 2005 and again in the states of Louisiana, Mississippi and Alabama on August 29, 2005.

        Catastrophe claims and claims expense estimates include losses from approximately 207,000 expected claims of which over 193,000 claims have been reported. The estimates of catastrophe claims and claims expense by product are shown in the following table.

($ in millions)	Allstate brand	Encompass brand	Total
Hurricane Katrina
Standard auto	$243	$17	$260
Non-standard auto	22	1	23
Homeowners	2,794	126	2,920
Other	284	21	305

Total personal lines	$3,343	$165	$3,508
Commercial	116	N/A	116

Total loss estimate, net of reinsurance	$3,459	$165	$3,624

Total loss estimate, gross of reinsurance	$3,461	$165	$3,626
Reinsurance recoverable	2	—	2

Total loss estimate, net of reinsurance	$3,459	$165	$3,624

Hurricane Rita

        Hurricane Rita made landfall near the border of Texas and Louisiana on September 24, 2005. Catastrophe claims and claims expense estimates include losses from approximately 84,000 expected claims of which over 72,000 claims have been reported. The estimates of claims and claims expense by product are shown in the following table.

($ in millions)	Allstate brand	Encompass brand	Total
Hurricane Rita
Standard auto	$25	$1	$26
Non-standard auto	4	—	4
Homeowners	686	10	696
Other	74	1	75

Total personal lines	$789	$12	$801
Commercial	63	N/A	63

Total loss estimate, net of reinsurance	$852	$12	$864

Total loss estimate, gross of reinsurance	$1,102	$12	$1,114
Reinsurance recoverable(1)	250	—	250

Total loss estimate, net of reinsurance	$852	$12	$864

(1)
An affiliate of the company, Allstate Texas Lloyd's, a syndicate insurance company cedes 100% of its business net of reinsurance with external parties to Allstate Insurance Company.

Hurricane Wilma

        Hurricane Wilma made landfall in the state of Florida on October 24, 2005. Catastrophe claims and claims expense estimates include losses from approximately 103,000 expected claims of which over 93,000 claims have been reported. The estimates of claims and claims expense by product are shown in the following table.

($ in millions)	Allstate brand	Encompass brand	Total
Hurricane Wilma
Standard auto	$95	$2	$97
Non-standard auto	10	—	10
Homeowners	160	3	163
Other	144	2	146

Total personal lines	409	7	416
Commercial	92	N/A	92

Total loss estimate, net of reinsurance	$501	$7	$508

Total loss estimate, gross of reinsurance	$712	$9	$721
Reinsurance recoverable	211	2	213

Total loss estimate, net of reinsurance	$501	$7	$508

        Estimates of residential property losses for Hurricane Wilma have exceeded the FHCF estimated retention of $262 million, thus permitting reimbursement of 90% of qualifying personal property losses above the retention up to an estimated maximum of $945 million. In addition, Allstate Floridian has reinsurance on certain personal homeowners policies in Florida with Universal. For further discussion of these reinsurance and other recoveries, see the reinsurance section of the Property-Liability Claims and Claims Expense Reserves section of the MD&A and Note 9 and 13 of the consolidated financial statements.

        In the normal course of business, we may also supplement our claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. For example, during the fourth quarter of 2005 our longstanding contract with Pilot Catastrophe Services ("Pilot") for additional claims adjustors aided in our ability to complete more timely claims payments.

        Catastrophe losses also include $120 million of accruals for two assessments from FL Citizens and $34 million from Louisiana Citizens Property Insurance Corporation ("LA Citizens"). These entities were created by their respective states to provide insurance to property owners unable to obtain coverage in the private insurance market and can levy an assessment on participating companies for a financial deficit. After paying assessments, we expect that our subsidiaries will be able to recoup them in part through premiums written in the state. These recoupments will be recorded as an offset to catastrophe losses in the period that the related premiums are written and are expected to be primarily recorded over the next two years. For further discussion of these assessments, see Note 13 of the consolidated financial statements.

        Claims and claims expense during 2004 includes estimated catastrophe losses of $2.00 billion, net of recoveries from the FHCF, related to hurricanes Charley, Frances, Ivan, and Jeanne. This estimate includes net losses on personal lines auto and property policies and net losses on commercial policies.

Allstate Protection Outlook

  •
  We expect to see continued growth of Allstate brand auto premiums written due to increased PIF resulting from increases in the number of agencies representing us, advertising effectiveness and higher customer loyalty, however total Allstate Protection premiums written will likely be comparable to 2005 levels due to the estimated effects of catastrophe management actions on property premiums, including the impacts of increased ceded premiums for catastrophe reinsurance.

  •
  We expect to experience a slowing rate of decline in our non-standard auto product and Encompass brand standard auto while maintaining profitability in these businesses.

  •
  We expect that volatility in the level of catastrophes or claim frequency we experience will contribute to variation in our underwriting results, however this volatility will be somewhat mitigated due to our catastrophe management actions including purchases of reinsurance.

  •
  We will continue to study the efficiencies of our operations and cost structure for additional areas where costs may be reduced. Any reductions in costs we achieve, however, may be offset by the costs of other new initiatives, such as increased expenditures for technology and reinsurance. For example, there will be an investment in claims technology of approximately $95 million over 2006, 2007 and 2008 as a result of our claims system reengineering. In addition, other factors may increase our expenses, including increases in benefit expenses and guaranty fund assessments.

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

        Summarized underwriting results for the years ended December 31, are presented in the following table.

(in millions)	2005	2004	2003
Premiums written	$(2)	$4	$12

Premiums earned	$1	$6	$13
Claims and claims expense	(167)	(635)	(574)
Other costs and expenses	(9)	(9)	(10)

Underwriting loss	$(175)	$(638)	$(571)

        During 2005, the underwriting loss was primarily due to reestimates of asbestos reserves totaling $139 million. The cost of administering claims settlements totaled $18 million, $22 million and $23 million for the years ended December 31, 2005, 2004 and 2003, respectively.

        During 2004, the underwriting loss was primarily due to reestimates of asbestos reserves totaling $463 million, and an increase of $136 million in the allowance for future uncollectible reinsurance.

        See the Property-Liability Claims and Claims Expense Reserves section of the MD&A for a more detailed discussion.

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

  •
  We are somewhat encouraged that the pace of industry asbestos claim activity seems to be slowing, perhaps reflecting various recent state legislative and judicial actions with respect to medical criteria and increased legal scrutiny of the legitimacy of claims. In addition, we continue to monitor the possibility of federal legislation related to these claims.

PROPERTY-LIABILITY INVESTMENT RESULTS

        Net investment income increased 1.0% in 2005 when compared to last year, after increasing 5.7% in 2004 when compared to 2003. These increases were due to higher income from partnerships and higher fixed income portfolio balances resulting from positive cash flows from operations and investment activities, partially offset by lower portfolio yields.

        The following table presents the average pretax investment yields for the year ended December 31.

	2005(1)(3)	2004(2)(3)	2003(2)(3)
Fixed income securities: tax-exempt	5.2%	5.4%	5.5%
Fixed income securities: tax-exempt equivalent	7.6	7.9	7.8
Fixed income securities: taxable	5.0	5.2	5.5
Equity securities	4.8	4.6	4.4
Mortgage loans	5.5	5.5	7.7
Total portfolio	5.0	5.1	5.3

(1)
Pretax yield is calculated as investment income (including dividend income in the case of equity securities) divided by the average of the investment balances at the beginning and end of period and any interim quarters.

(2)
Pretax yield is calculated as investment income (including dividend income in the case of equity securities) divided by the average of the beginning and end of period investment balances.

(3)
Amortized cost basis is used to calculate the average investment balance for fixed income securities and mortgage loans. Cost is used for equity securities.

        Net realized capital gains and losses, after-tax were $339 million in 2005 compared to $397 million in 2004 and $192 million in 2003. The following table presents the factors driving the net realized capital gains and losses results.

(in millions)	2005	2004	2003
Investment write-downs	$(30)	$(46)	$(110)
Dispositions	516	697	385
Valuation of derivative instruments	10	10	10
Settlements of derivative instruments	20	(69)	3

Realized capital gains and losses, pretax	516	592	288
Income tax expense	(177)	(195)	(96)

Realized capital gains and losses, after-tax	$339	$397	$192

        For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

Property-Liability Investment Outlook

  •
  As a result of our recent years' catastrophe experience and the level of dividends paid by Allstate Insurance Company ("AIC") to The Allstate Corporation in 2005, investment income for 2006 is expected to slightly decline relative to the prior year due to lower cash flows from operating activities causing a decline in portfolio balances.

  •
  Allstate expects to experience lower investment yields due, in part, to the reinvestment of proceeds from maturities and the investment of cash flows from operations in securities yielding less than the average portfolio rate due to the impact of the current interest rate environment.

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

        The facts and circumstances leading to our reestimate of reserves relate to revisions to the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual losses are different than that predicted by the estimated development factors used in prior reserve estimates. At December 31, 2005, the impact of a reserve reestimation resulting in a one percent increase in net reserves would be a decrease of approximately $120 million in net income. A reserve reestimation resulting in a one percent decrease in net reserves would increase net income by approximately $120 million. For a further description of our reserving policies and the potential variability in our reserve estimates, see the Application of Critical Accounting Policies section of the MD&A.

        For Allstate Protection, at each reporting date the highest degree of uncertainty in estimates of losses arises from claims remaining to be settled for the current accident year and the most recent preceding accident year. The greatest degree of uncertainty exists in the current accident year because, at the end of the current accident year, the percentage of losses that have not been reported or settled and that consequently must be estimated, is higher than it will be as time elapses. Most of these losses relate to damaged property such as automobiles and to medical care for injuries from accidents. During the first year after the end of an accident year, a large portion of the total losses for that accident year are settled. When accident year losses paid through the end of the first year following the accident year are incorporated into updated actuarial estimates, the trends inherent in the settlement of claims emerge more clearly. Consequently, this is the point in time at which we tend to make our largest reestimates of losses for an accident year. After the second year, the losses that we pay for an accident year typically relate to claims that are more difficult to settle, such as those involving serious injuries or litigation. Private passenger auto insurance provides a good illustration of the uncertainty of future loss estimates: our typical annual percentage payout of reserves (estimated losses) for an accident year is approximately 45% in the first year after the end of the accident year, 20% in the second year, 15% in the third year, 10% in the fourth year, and the remaining 10% thereafter.

        The table below shows total net reserves as of December 31, 2005, 2004 and 2003 for Allstate brand, Encompass brand and Discontinued Lines and Coverages lines of business.

(in millions)	2005	2004	2003
Allstate brand	$15,423	$13,204	$12,866
Encompass brand	1,331	1,230	1,277

Total Allstate Protection	$16,754	$14,434	$14,143
Discontinued Lines and Coverages	2,177	2,327	1,837

Total Property-Liability	$18,931	$16,761	$15,980

        The table below shows reserves, net of reinsurance, representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2005, 2004 and 2003, and the effect of reestimates in each year.

	2005		2004		2003
(in millions)	Jan 1 Reserves	Reserve Reestimate(1)	Jan 1 Reserves	Reserve Reestimate(1)	Jan 1 Reserves	Reserve Reestimate(1)
Allstate brand	$13,204	$(613)	$12,866	$(872)	$12,361	$(209)
Encompass brand	1,230	(22)	1,277	7	1,227	36

Total Allstate Protection	$14,434	$(635)	$14,143	$(865)	$13,588	$(173)
Discontinued Lines and Coverages	2,327	167	1,837	635	1,430	574

Total Property-Liability	$16,761	$(468)	$15,980	$(230)	$15,018	$401

Reserve reestimates, after-tax		$(304)		$(150)		$261

Net income		1,765		3,181		2,705

Reserve reestimates as a % of net income		17.2%		4.7%		(9.6)%

(1)
Favorable reserve reestimates are shown in parentheses.

Allstate Protection

        The table below shows Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2005, 2004 and 2003, and the effect of reestimates in each year.

	2005		2004		2003
(in millions)	Jan 1 Reserves	Reserve Reestimate	Jan 1 Reserves	Reserve Reestimate	Jan 1 Reserves	Reserve Reestimate
Auto	$10,228	$(661)	$10,419	$(657)	$10,378	$(221)
Homeowners	1,917	7	1,873	(169)	1,664	13
Other Lines	2,289	19	1,851	(39)	1,546	35

Total Allstate Protection	$14,434	$(635)	$14,143	$(865)	$13,588	$(173)

Underwriting (loss) income		(461)		2,468		1,903

Reserve reestimates as a % of underwriting income (loss)		137.7%		35.0%		9.1%

        Auto reserve reestimates in 2005, 2004 and 2003 were primarily the result of auto injury severity development that was better than expected and late reported loss development that was better than expected, primarily due to lower frequency trends in recent years.

        Unfavorable homeowner reserve reestimates in 2005 were primarily due to severity development that was greater than expected. In 2005, reestimates included $66 million related to 2004 hurricanes of which $31 million was the FL Citizens assessment that was accruable in 2005. These were offset primarily by late reported loss development that was better than expected.

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

        Other lines reserve reestimates in 2005, 2004, and 2003 were primarily the result of claim severity development different than anticipated in previous estimates.

        Pending, new and closed claims for Allstate Protection, for the years ended December 31, are summarized in the following table.

Number of Claims	2005	2004	2003
Auto
Pending, beginning of year	551,211	569,549	635,304
New	5,615,440	5,367,891	5,480,516
Total closed	(5,597,317)	(5,386,229)	(5,546,271)

Pending, end of year	569,334	551,211	569,549

Homeowners
Pending, beginning of year	84,910	62,080	87,058
New	1,329,164	995,569	962,673
Total closed	(1,216,748)	(972,739)	(987,651)

Pending, end of year	197,326	84,910	62,080

Other lines
Pending, beginning of year	60,572	46,671	53,117
New	427,956	385,298	356,037
Total closed	(408,968)	(371,397)	(362,483)

Pending, end of year	79,560	60,572	46,671

Total Allstate Protection
Pending, beginning of year	696,693	678,300	775,479
New	7,372,560	6,748,758	6,799,226
Total closed	(7,223,033)	(6,730,365)	(6,896,405)

Pending, end of year	846,220	696,693	678,300

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

2005 Prior year reserve reestimates

(in millions)	1995 & Prior	1996	1997	1998	1999	2000	2001	2002	2003	2004	Total
Allstate brand	$124	$(5)	$(1)	$(17)	$1	$(15)	$(10)	$(43)	$(256)	$(391)	$(613)
Encompass brand	—	—	—	—	—	(2)	(1)	(6)	(9)	(4)	(22)

Total Allstate Protection	124	(5)	(1)	(17)	1	(17)	(11)	(49)	(265)	(395)	(635)
Discontinued Lines and Coverages	167	—	—	—	—	—	—	—	—	—	167

Total Property-Liability	$291	$(5)	$(1)	$(17)	$1	$(17)	$(11)	$(49)	$(265)	$(395)	$(468)

2004 Prior year reserve reestimates

(in millions)	1994 & Prior	1995	1996	1997	1998	1999	2000	2001	2002	2003	Total
Allstate brand	$131	$28	$11	$(11)	$(26)	$(57)	$(102)	$(105)	$(192)	$(549)	$(872)
Encompass brand	(4)	—	—	—	—	8	10	2	9	(18)	7

Total Allstate Protection	127	28	11	(11)	(26)	(49)	(92)	(103)	(183)	(567)	(865)
Discontinued Lines and Coverages	635	—	—	—	—	—	—	—	—	—	635

Total Property-Liability	$762	$28	$11	$(11)	$(26)	$(49)	$(92)	$(103)	$(183)	$(567)	$(230)

2003 Prior year reserve reestimates

(in millions)	1993 & Prior	1994	1995	1996	1997	1998	1999	2000	2001	2002	Total
Allstate brand	$50	$38	$7	$17	$19	$26	$4	$(21)	$(78)	$(271)	$(209)
Encompass brand	(2)	—	—	—	—	—	—	12	10	16	36

Total Allstate Protection	48	38	7	17	19	26	4	(9)	(68)	(255)	(173)
Discontinued Lines and Coverages	574	—	—	—	—	—	—	—	—	—	574

Total Property-Liability	$622	$38	$7	$17	$19	$26	$4	$(9)	$(68)	$(255)	$401

        Allstate brand experienced $613 million and $872 million of favorable prior year reserve reestimates in 2005 and 2004, respectively. This was primarily due to auto injury severity development and late reported loss development that was better than expected.

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

        The impact of these reestimates on the Allstate brand underwriting (loss) income is shown in the table below.

(in millions)	2005	2004	2003
Reserve reestimates	$613	$872	$209
Allstate brand underwriting (loss) income	(437)	2,340	1,941
Reserve reestimates as a % of underwriting (loss) income	140.3%	37.3%	10.8%

        Encompass brand Reserve reestimates in 2005 were related to lower than anticipated claim settlement costs. Reserve reestimates in 2004 and 2003 were related to higher than anticipated claim settlement costs.

        The impact of these reestimates on the Encompass brand underwriting (loss) income is shown in the table below.

(in millions)	2005	2004	2003
Reserve reestimates	$22	$(7)	$(36)
Encompass brand underwriting (loss) income	(24)	128	(38)
Reserve reestimates as a % of underwriting (loss) income	91.7%	(5.5)%	(94.7)%

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

        Reserve reestimates for the Discontinued Lines and Coverages, as shown in the table below, were increased primarily for asbestos in 2005 and for asbestos and other discontinued lines in 2004 and 2003.

	2005		2004		2003
(in millions)	Jan 1 Reserves	Reserve Reestimate	Jan 1 Reserves	Reserve Reestimate	Jan 1 Reserves	Reserve Reestimate
Asbestos Claims	$1,464	$139	$1,079	$463	$635	$520
Environmental Claims	232	2	257	—	304	2
Other Discontinued Lines	631	26	501	172	491	52

Total Discontinued Lines and Coverages	$2,327	$167	$1,837	$635	$1,430	$574
Underwriting (loss) income		(175)		(638)		(571)

Reserve reestimates as a % of underwriting (loss) income		(95.4)%		(99.5)%		(100.5)%

        Reserve additions for asbestos in 2005, 2004 and 2003, totaling $139 million, $463 million and $520 million, respectively, were primarily for products-related coverage. They were essentially a result of a continuing level of increased claim activity being reported by excess insurance policyholders with existing active claims, excess policyholders with new claims, and reestimates of liabilities for increased assumed reinsurance cessions, as ceding companies (other insurance carriers) also experienced increased claim activity. Increased claim activity over prior estimates has also resulted in an increased estimate for future claims reported. These trends are consistent with the trends of other carriers in the industry, which we believe are related to increased publicity and awareness of coverage, ongoing litigation, potential congressional activity, and bankruptcy actions.

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

        Direct excess insurance and reinsurance involve coverage written by us for specific layers of protection above retentions and other insurance plans. The nature of excess coverage and reinsurance provided to other insurers limits our exposure to loss to specific layers of protection in excess of policyholder retention or primary insurance plans. Our exposure is further limited by the significant reinsurance that we have purchased on our direct excess business.

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

	2005		2004		2003
(in millions, except ratios)	Gross	Net	Gross	Net	Gross	Net
Asbestos claims
Beginning reserves	$2,427	$1,464	$1,583	$1,079	$904	$635
Incurred claims and claims expense	200	139	971	463	800	520
Claims and claims expense paid	(422)	(230)	(127)	(78)	(121)	(76)

Ending reserves	$2,205	$1,373	$2,427	$1,464	$1,583	$1,079

Annual survival ratio	5.2	6.0	19.1	18.8	13.1	14.2

3-year survival ratio	9.9	10.7	16.1	13.9	11.1	10.9

Environmental claims
Beginning reserves	$281	$232	$315	$257	$393	$304
Incurred claims and claims expense	3	2	1	—	—	2
Claims and claims expense paid	(32)	(29)	(35)	(25)	(78)	(49)

Ending reserves	$252	$205	$281	$232	$315	$257

Annual survival ratio	7.9	7.2	8.1	9.1	4.0	5.2

3-year survival ratio	5.2	6.0	4.3	5.0	4.3	5.0

Combined environmental and asbestos claims
Annual survival ratio	5.4	6.1	16.7	16.4	9.5	10.7

3-year survival ratio	9.0	9.7	12.5	11.2	8.8	8.9

Percentage of IBNR in ending reserves		68.0%		61.6%		59.9%

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

        In 2005, the asbestos survival ratio declined due to an increase in claims paid, primarily due to commutations, policy buy-backs, and settlement agreements that, in turn caused reduced reserve levels.

        In 2004, the asbestos survival ratios improved due to higher reserve balances and relatively low payments. In 2004, the environmental survival ratios improved due to lower claim payments.

        The total commutations, policy buy-backs, and settlement agreements and the survival ratios for asbestos and environmental claims for 2005, 2004 and 2003 excluding these commutations, policy buy-backs, and settlement agreements, are represented in the following table.

	2005		2004		2003
(in millions, except ratios)	Gross	Net	Gross	Net	Gross	Net
Asbestos claims
Commutations, policy buy-backs & settlement agreements	$322	$176	$32	$22	$54	$33
Annual survival ratio	21.1	24.9	25.2	25.5	22.7	24.2

3-year survival ratio	24.7	26.8	31.7	28.4	21.9	22.2

Environmental claims
Commutations, policy buy-backs & settlement agreements	$13	$13	$22	$14	$42	$24
Annual survival ratio	13.7	13.1	21.7	20.7	8.4	10.0

3-year survival ratio	13.1	13.2	9.7	10.0	7.7	8.4

Combined environmental and asbestos claims
Total commutations, policy buy-backs & settlement agreements	$335	$189	$54	$36	$96	$57
Annual survival ratio	20.0	22.2	24.8	24.7	17.7	19.0

3-year survival ratio	22.6	23.6	25.6	22.6	16.7	16.9

        Our three-year net average survival ratio excluding commutations, policy buy-backs, and settlement agreements is viewed to be another measure of current reserve adequacy as it determines a more normalized survival ratio by measuring the impact over three years and by excluding from payments amounts no longer carried in the reserves and not viewed in this ratio as a continuing payment level. Now at 26.8 years for asbestos as of December 31, 2005, we consider it to represent a strong reserve position. A one-year increase in the three-year average asbestos survival ratio at December 31, 2005 would require an after-tax increase in reserves of approximately $33 million.

        Our net asbestos reserves by type of exposure and total reserve additions are shown in the following table.

	December 31, 2005			December 31, 2004			December 31, 2003
(in millions)	Active Policy- holders	Net Reserves	% of Reserves	Active Policy- holders	Net Reserves	% of Reserves	Active Policy- holders	Net Reserves		% of Reserves
Direct policyholders:
—Primary	46	$18	1%	52	$23	2%	52	$28		3%
—Excess	333	180	13	322	297	20	286	201		19

Total	379	198	14%	374	320	22%	338	229		22%

Assumed reinsurance		215	16		222	15		191		17
IBNR claims		960	70		922	63		659		61

Total net reserves		$1,373	100%		$1,464	100%		$1,079		100%

Total reserve additions		$139			$463			$514	(1)

(1)
Excludes a $6 million increase in the allowance for future uncollectible reinsurance recoverables.

        During the last three years, 186 direct primary and excess policyholders reported new claims, and 87 policyholders were closed, increasing the number of active policyholders by 99 during the period. The 99 increase comprised 5 from 2005, 36 from 2004 and 58 from 2003. The increase of 5 from 2005 included 37 new policyholders reporting new claims and 32 policyholders' claims were closed. Reserve additions for asbestos for the year ended December 31, 2005, totaled $139 million and included the following factors:

  •
  Direct primary insurance net reserves decreased by $5 million. We were not a significant direct primary insurer and did not insure any of the large asbestos manufacturers on a direct primary insurance basis.

  •
  Direct excess insurance net reserves decreased by $117 million as a result of significant settlement activity including two major settlements during the fourth quarter of 2005.

  •
  Assumed reinsurance net reserves decreased by $7 million due to a significant commutation that occurred in the fourth quarter of 2005. The number of reported new claims is shown in the following table.

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
New Claims(1)	256	361	265

    (1)
    New claims are defined as the aggregate number of policyholders with claims reported by all ceding companies.

  •
  IBNR net reserves increased by $38 million in anticipation of continued claims activity. At December 31, 2005 IBNR represented 70% of total asbestos reserves, 7 points higher than at December 31, 2004. IBNR reserves are estimated to provide for probable future unfavorable reserve development of known claims and future reporting of additional unknown claims from current and new insurance policyholders and ceding companies.

        Our non-products case reserves represent approximately 5% of total asbestos case reserves. We do not anticipate significant changes in this percentage as insureds' retentions associated with excess insurance programs and assumed reinsurance exposure are seldom exceeded. We did not write direct primary insurance on policyholders with the potential for significant non-products-related loss exposure.

        For environmental exposures, a comprehensive "ground up" review, using processes similar to those used for the asbestos review, is also conducted in the third quarter of each year. The analysis performed in 2005, 2004 and 2003 produced essentially no change in reserve estimates.

        Pending, new, total closed and closed without payment claims for asbestos and environmental exposures for the years ended December 31, are summarized in the following table.

Number of Claims	2005	2004	2003
Asbestos
Pending, beginning of year	8,630	8,210	6,900
New	1,635	1,959	2,267
Total closed	(1,459)	(1,539)	(957)

Pending, end of year	8,806	8,630	8,210

Closed without payment	829	805	594

Environmental
Pending, beginning of year	5,775	6,100	7,352
New	689	1,125	954
Total closed	(1,568)	(1,450)	(2,206)

Pending, end of year	4,896	5,775	6,100

Closed without payment	1,115	1,006	1,776

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

(in millions)	2005	2004	2003
Other mass torts	$203	$205	$234
Workers' compensation	151	152	132
Commercial and other	245	274	135

Other discontinued lines	$599	$631	$501

        Other mass torts describes direct excess and reinsurance general liability coverage provided for cumulative injury losses other than asbestos and environmental. Workers' compensation and commercial and other include run-off from discontinued direct primary, direct excess and reinsurance commercial insurance operations of various coverage exposures other than asbestos and environmental. Reserves are based on considerations similar to those previously described, as they relate to the characteristics of specific individual coverage exposures.

        We believe that our reserves are appropriately established based on assessments of pertinent factors and characteristics of exposure (e.g. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, assuming no change in the legal, legislative or economic environment. Another comprehensive "ground up" review will be completed in the third quarter of 2006, as well as assessments each quarter to determine if any intervening significant events or developments require an interim adjustment to reserves.

        Property-Liability Reinsurance Ceded    For Allstate Protection, we utilize reinsurance to reduce exposure to catastrophe risk and manage capital, while lessening earnings volatility and improving shareholder return, and to support the required statutory surplus and the insurance financial strength ratings of certain subsidiaries such as Allstate Floridian Insurance Company and Allstate New Jersey Insurance Company. We purchase significant reinsurance where we believe the greatest benefit may be achieved relative to our aggregate countrywide exposure. The price and terms of reinsurance and the credit quality of the reinsurer are considered in the purchase process, along with whether the price can be appropriately reflected in the costs that are considered in setting future rates charged to policyholders. We also participate in various reinsurance mechanisms, including industry pools and facilities, and have purchased reinsurance to mitigate long-tail liability lines, including environmental, asbestos and other discontinued lines exposures. We retain primary liability as a direct insurer for all risks ceded to reinsurers.

        The impacts of reinsurance on our reserve for claims and claims expense at December 31 are summarized in the following table, net of allowances we have established for uncollectible amounts.

	Gross claims and claims expense reserves		Reinsurance recoverable on paid and unpaid claims, net
(in millions)	2005	2004	2005	2004
Industry pools and facilities	$2,811	$2,217	$2,241	$1,596
Asbestos and environmental	2,457	2,708	1,003	1,045
Other including allowance for future uncollectible reinsurance recoverables	16,849	14,413	126	86

Total Property-Liability	$22,117	$19,338	$3,370	$2,727

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

        Adverse developments in the insurance industry have recently led to a decline in the financial strength of some of our reinsurance carriers, causing amounts recoverable from them and future claims ceded to them to be considered a higher risk. Recently there has also been consolidation activity in the industry, which causes reinsurance risk across the industry to be concentrated among fewer companies. In addition, over the last several years the industry has increasingly segregated asbestos, environmental, and other discontinued lines exposures into separate legal entities with dedicated capital. Regulatory bodies in certain cases have supported these actions. We are unable to determine the impact, if any, that these developments will have on the collectibility of reinsurance recoverables in the future.

        The allowance for uncollectible reinsurance relates to Discontinued Lines and Coverages reinsurance recoverables and was $213 million and $230 million at December 31, 2005 and 2004, respectively. These amounts represent 17.3% and 16.9%, respectively of the related reinsurance recoverable balances.

        The largest reinsurance recoverable balances are shown in the following table at December 31, net of allowances we have established for uncollectible amounts.

	A.M. Best Financial Strength Rating	Reinsurance recoverable on paid and unpaid claims, net
(in millions)		2005	2004
Industry pools and facilities
Michigan Catastrophic Claim Association ("MCCA")	N/A	$1,043	$831
National Flood Insurance Program	N/A	743	27
FHCF	N/A	229	486
New Jersey Unsatisfied Claim and Judgment Fund	N/A	157	176
North Carolina Reinsurance Facility	N/A	69	73
Other	N/A	—	3

Total		2,241	1,596

Asbestos and environmental and Other
Lloyd's of London ("Lloyd's")	A	247	236
Employers Reinsurance Corporation	A	91	87
Turegum Vers.Ges.Ag	N/A	57	52
Clearwater Insurance Company	A	51	52
Ace American Reinsurance Corporation	B-	40	44
New England Reinsurance Corporation	N/A	40	51
Other, including allowance for future uncollectible reinsurance recoverables	N/A	603	609

Total		1,129	1,131

Total Property-Liability		$3,370	$2,727

        For a detailed description of the MCCA, FHCF and Lloyd's, see Note 9 of the consolidated financial statements. At December 31, 2005, no other amount due or estimated to be due from any single Property-Liability reinsurer was in excess of $29 million.

        Allstate sells and administers policies as a participant in the National Flood Insurance Program ("NFIP"). Ceded premiums earned include $199 million, $181 million and $169 million, in 2005, 2004, and 2003, respectively, and ceded losses incurred include $3.30 billion, $171 million and $64 million, in 2005, 2004, and 2003, respectively, for this program. Under the arrangement, the Federal Government is obligated to pay all claims. The NFIP has no impact on our net income or financial position and is included net of ceded premiums and losses with our other personal lines business. We receive expense allowances from NFIP as reimbursement for underwriting administration, commission, claims management and adjuster fees. These policies are not included in any of our core business statistics such as PIF, new net premiums written, loss ratio, combined ratio or catastrophe losses.

        We enter into certain inter-company insurance and reinsurance transactions for the Property-Liability operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant inter-company transactions have been eliminated in consolidation.

        An affiliate of the company, Allstate Texas Lloyd's ("ATL"), a syndicate insurance company cedes 100% of its business net of reinsurance with external parties to AIC. At December 31, 2005, ATL has $250 million of reinsurance recoverable primarily related to losses incurred from Hurricane Rita.

        Our Allstate Protection catastrophe reinsurance has been designed to coordinate coverage provided under various treaties. As discussed below, our reinsurance program is composed of treaties that provide coverage for state specific personal lines catastrophe exposures, with various retentions and limits. In addition, in 2006 the program includes an aggregate excess agreement that limits Allstate Protection's personal lines property and auto catastrophe losses for storms named or numbered by the National Weather Service, earthquakes, and fires following earthquakes in excess of $2 billion in aggregated losses up to the treaty limit of $2 billion, excluding Florida. Losses recovered, if any, from the state specific treaties are excluded when determining the retention of the aggregate excess agreement.

        Multi-year individual state reinsurance treaties cover personal property excess catastrophe losses in seven states: Connecticut, New Jersey, New York, North Carolina, South Carolina and Texas through May 31, 2008 and Florida through May 31, 2007 (the "multi-year treaties"). The annual retentions and limits on these treaties in effect since June 1, 2005 are shown in the following table.

State	% Placed	Annual Retention (in millions)	Limit (in millions)
Connecticut	95	$100	$200
New Jersey	95	100	100
New York	90	750	1,000
North Carolina	10	80	175
South Carolina	10	97	435
Texas(2)	95	320	550
Florida	90	Excess of FHCF Reimbursement(1)	900

(1)
The FHCF provides 90% reimbursement of qualifying personal property losses up to an estimated maximum. Currently, this maximum is estimated to be $945 million in excess of Allstate's retention of $262 million for the two largest hurricanes and $87 million for other hurricanes.

(2)
Reinsurance is recoverable by ATL, a syndicate insurance company. ATL also has a 100% reinsurance agreement with AIC covering losses in excess of and/or not reinsured by the Texas treaty.

        The annual retentions and limits on the agreements expected to be in place during 2006 are shown in the following table. For further discussion of these reinsurance agreements, see Note 9 of the consolidated financial statements.

	Effective Date	% Placed	Reinstatement/Limits	Annual Retention (in millions)	Limit (in millions)
Aggregate excess(1)	6/1/2006	95	None	$2,000	$2,000
California fire following(2)	2/1/2006	95	2 limits over 28 month term and as noted above	500	1,500
Multi-year(3):	6/1/2005 (as revised effective 6/1/2006)
Connecticut		95	2 limits over 3-year term	100	200
New Jersey		95	1 reinstatement over 3-year term with reinstatement premium required	100	200
New York(4)		90	2 limits over 3-year term	750	1,000
Texas(5)		95	2 limits for each year over 3-year term	320	650
Florida		90	2 limits over 2-year term	Excess of FHCF Reimbursement(6)	900
New Jersey(7)	6/1/2006	95		Excess of New Jersey Multi-year treaty	300

(1)
Aggregate Excess Agreement—This agreement is effective 6/1/2006 for 1 year and covers storms named or numbered by the National Weather Service, earthquakes, and fires following earthquakes for the Allstate and Encompass brand personal lines auto and property business countrywide except for Florida. Losses recovered, if any, from our California fire following agreement, multi-year treaties and any new New Jersey agreement are excluded when determining the retention of this agreement.

(2)
California Fire Following Agreement—This agreement is effective 2/1/2006 and expires 5/31/2008. This agreement covers Allstate and Encompass brand personal property losses in California for fires following earthquakes. This agreement provides in total $3 billion of coverage for all qualifying losses except when a qualifying loss occurrence exceeds $2 billion, then for 21 days no additional recovery can occur for any losses within the same seismic geographically affected area.

(3)
Multi-year Treaties—These treaties have been in effect since 6/1/2005 and cover the Allstate brand personal property catastrophe losses, expiring 5/31/2008, except for the treaty in Florida. The Florida treaty provides coverage for property policies written by Allstate Floridian and it expires 5/31/2007. This chart reflects our expectation that we will expand coverage limits by $100 million per year on the New Jersey and Texas treaties effective 6/1/2006, and that we expect to terminate the existing treaties in North Carolina and South Carolina on 5/31/2006. The retentions, limits and/or reinsurance premiums on these treaties are also subject to annual remeasurements on their anniversary dates.

(4)
Two separate reinsurance treaties provide coverage for catastrophe risks in the State of New York: AIC has a $500,000,000 retention and a $550,000,000 limit, and Allstate Indemnity Company has a $250,000,000 retention and a $450,000,000 limit.

(5)
The Texas treaty is with ATL, a syndicate insurance company. ATL also has a 100% reinsurance agreement with AIC covering losses in excess of and/or not reinsured by the Texas treaty.

(6)
FHCF—The FHCF provides 90% reimbursement of qualifying personal property losses up to an estimated maximum. Currently, this maximum is estimated to be $945 million in excess of Allstate's retention of $262 million for the two largest hurricanes and $87 million for other hurricanes. These estimates are subject to annual remeasurements at the beginning of the FHCF fiscal year of 6/1. This is an annual program with a first season and second season coverage provision.

(7)
New Jersey Agreement—This agreement is being contemplated, but has not yet been placed. This agreement is expected to be effective 6/1/2006.

        We anticipate that the total cost of these agreements will be approximately $600 million per year or $150 million per quarter. This represents an increase of approximately $400 million per year or $100 million per quarter over our current cost, once these agreements are fully placed and effective. Based on the effective dates of these agreements, our costs are expected to be approximately $60 million in the first quarter of 2006, $100 million in the second quarter of 2006 and $150 million in the third and fourth quarters of 2006. We will aggressively seek regulatory approvals, despite the challenging regulatory environment in each state, to include reinsurance costs in our premium rates in order to mitigate the impact of this increase. We currently expect that this level or a similar level of reinsurance coverage will be purchased or renewed for 2007.

ALLSTATE FINANCIAL 2005 HIGHLIGHTS

  •
  Allstate Financial revenues increased 7.6% in 2005 compared to 2004. Higher net investment income, increased contract charges and higher net realized capital gains, were partially offset by lower premiums.

  •
  Net income improved $170 million to $416 million in 2005 from $246 million in 2004 due primarily to a $175 million after-tax charge in 2004 for the cumulative effect of a change in accounting principle related primarily to guarantees on variable annuities.

  •
  Investments including separate account assets as of December 31, 2005 increased 4.1% over December 31, 2004 primarily due to sales of fixed annuities and funding agreements.

  •
  Contractholder fund deposits totaled $12.38 billion for 2005 compared to $13.88 billion in 2004. The decline of $1.50 billion was primarily the result of lower deposits on deferred fixed annuities and, to a lesser extent, institutional products.

  •
  Paid intercompany dividends totaling $250 million in the fourth quarter of 2005 in conjunction with capital efficiency efforts.

ALLSTATE FINANCIAL SEGMENT

        Overview and Strategy    The Allstate Financial segment is a major provider of life insurance, retirement and investment products to individual and institutional customers. Allstate Financial's mission is to assist financial services professionals in meeting their clients' financial protection, retirement and investment needs by providing top-tier products delivered with reliable and efficient service.

        We are pursuing the following actions and strategies to improve Allstate Financial's return on equity: maintaining and developing focused top-tier products, deepening distribution partner relationships, improving our cost structure through scale and efficiencies, advancing our enterprise risk management program and leveraging the strength of the Allstate brand name across products and distribution channels. The execution of our business strategies has and may continue to involve simplifying our business model and focusing on those products and distribution relationships where we can secure strong leadership positions while generating acceptable returns. This may require modifying the number and selection of products marketed (for example, through such actions as our exit from the guaranteed investment contract market and the long-term care product market and the sale of our direct response distribution business in 2004); terminating underperforming distribution relationships; merging or disposing of non-strategic legal entities (such as the merger of Glenbrook Life and Annuity Company into Allstate Life Insurance Company ("ALIC") in 2005 and the planned sales of five legal entities); reducing policy administration software systems; and other actions that we may determine are appropriate to successfully execute our business strategies.

        Our individual retail product line includes a wide variety of products designed to meet the financial protection, retirement and investment needs of our customers. Individual retail products include traditional life, interest-sensitive life, supplemental accident and health insurance, variable life, fixed and variable annuities and funding agreements backing retail medium-term notes. Banking products and services are also offered to customers through the Allstate Bank. Individual retail products are sold through a variety of distribution channels including Allstate exclusive agencies, independent agents (including master brokerage agencies and workplace enrolling agents), and financial service firms such as banks, broker/dealers and specialized structured settlement brokers. Allstate Bank products can also be obtained directly through the Internet and a toll-free number. Our institutional product line consists primarily of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors.

        Summarized financial data for the years ended December 31 is presented in the following table.

(in millions)	2005	2004	2003
Revenues
Life and annuity premiums and contract charges	$2,049	$2,072	$2,304
Net investment income	3,830	3,410	3,233
Realized capital gains and losses	19	1	(85)

Total revenues	5,898	5,483	5,452
Costs and expenses
Life and annuity contract benefits	(1,615)	(1,618)	(1,851)
Interest credited to contractholder funds	(2,403)	(2,001)	(1,846)
Amortization of DAC	(629)	(591)	(538)
Operating costs and expenses	(632)	(634)	(672)
Restructuring and related charges	(2)	(5)	(7)

Total costs and expenses	(5,281)	(4,849)	(4,914)
Loss on disposition of operations	(13)	(24)	(46)
Income tax expense	(188)	(189)	(170)

Income before cumulative effect of change in accounting principle, after-tax	416	421	322
Cumulative effect of change in accounting principle, after-tax	—	(175)	(17)

Net income	$416	$246	$305

Investments	$75,233	$72,530	$62,895
Separate accounts assets	15,235	14,377	13,425

Investments, including Separate accounts assets	$90,468	$86,907	$76,320

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

        The following table summarizes premiums and contract charges by product.

(in millions)	2005	2004(1)	2003(1)
Premiums
Traditional life	$282	$337	$402
Immediate annuities with life contingencies	197	316	413
Accident and health and other	439	392	550

Total premiums	918	1,045	1,365
Contract charges
Interest-sensitive life	786	729	688
Fixed annuities	65	52	37
Variable annuities	280	246	206
Institutional products	—	—	8

Total contract charges	1,131	1,027	939

Life and annuity premiums and contract charges	$2,049	$2,072	$2,304

(1)
To conform to the current period presentation, certain prior year amounts have been reclassified.

        The following table summarizes premiums and contract charges by distribution channel.

(in millions)	2005	2004	2003
Premiums
Allstate agencies	$387	$395	$319
Independent agents	387	356	373
Specialized brokers	141	243	390
Other	3	51	283

Total premiums	918	1,045	1,365
Contract charges
Allstate agencies	521	462	440
Independent agents	305	301	279
Broker dealers	223	199	172
Banks	53	35	15
Specialized brokers	26	27	30
Other	3	3	3

Total contract charges	1,131	1,027	939

Life and annuity premiums and contract charges	$2,049	$2,072	$2,304

        Total premiums decreased 12.2% in 2005 compared to 2004 as lower premiums on immediate annuities with life contingencies and traditional life products more than offset higher premiums on accident, health and other premiums. Premiums on immediate annuities with life contingencies declined primarily as a result of pricing actions taken to improve our returns on new business and reflect our current expectations of mortality. Our new pricing has led to a shift in our sales mix from immediate annuities with life contingencies to immediate annuities without life contingencies, which are accounted for as deposits rather than as premiums. The decline in traditional life premiums was primarily due to the absence of certain premiums in 2005 resulting from the disposal of our direct response distribution business in 2004. The increase in accident, health and other premiums was primarily attributable to higher underwriting retention.

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

        Contract charges increased 10.1% in 2005 compared to 2004. The increase was due to higher contract charges on interest-sensitive life, variable annuities and, to a lesser extent, fixed annuities. The increase in the interest-sensitive life contract charges were attributable to in-force business growth resulting from deposits and credited interest more than offsetting surrenders and benefits. Higher variable annuity contract charges were primarily the result of higher account values and participation fees. Fixed annuity contract charges in 2005 reflect higher surrender charges compared with the prior year.

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

        The following table shows the changes in contractholder funds.

(in millions)	2005	2004	2003
Contractholder funds, beginning balance	$55,709	$47,071	$40,751
Impact of adoption of SOP 03-1(1)	—	421	—
Deposits
Fixed annuities (immediate and deferred)	5,926	7,322	5,266
Institutional products (primarily funding agreements)	3,773	3,987	2,713
Interest-sensitive life	1,404	1,375	1,074
Variable annuity and life deposits allocated to fixed accounts	395	495	893
Bank and other deposits	883	701	681

Total deposits	12,381	13,880	10,627
Interest credited	2,404	1,991	1,846
Maturities, benefits, withdrawals and other adjustments
Maturities of institutional products	(3,090)	(2,518)	(2,163)
Benefits	(984)	(729)	(505)
Surrenders and partial withdrawals	(5,098)	(3,438)	(2,728)
Contract charges	(698)	(655)	(622)
Net transfers to separate accounts	(339)	(412)	(416)
Fair value hedge adjustments for institutional products	(289)	38	131
Other adjustments	44	60	150

Total maturities, benefits, withdrawals and other adjustments	(10,454)	(7,654)	(6,153)

Contractholder funds, ending balance	$60,040	$55,709	$47,071

(1)
The increase in contractholder funds due to the adoption of Statement of Position No. 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1") reflects the reclassification of certain products previously included as a component of separate accounts to contractholder funds, the reclassification of deferred sales inducements ("DSI") from contractholder funds to other assets and the establishment of reserves for certain liabilities that are primarily related to income and other guarantees provided under fixed annuity, variable annuity and interest-sensitive life contracts.

        Lower contractholder deposits and increased surrenders and partial withdrawals as well as higher institutional product maturities contributed to a reduction in the growth rate of contractholder funds in 2005 compared to 2004. Average contractholder funds increased 13.1% in 2005 compared to a 16.6% increase in 2004.

        Contractholder deposits decreased 10.8% in 2005 compared to 2004 due to lower deposits on fixed annuities. Fixed annuity deposits declined 19.1% in 2005 as lower deposits on traditional deferred fixed annuities and market value adjusted annuities were partially offset by increased deposits on immediate annuities without life contingencies. The decline in fixed annuity deposits resulted from reduced consumer demand relative to certificates of deposit and other short-term investments due to increases in short-term interest rates without corresponding increases in longer term rates, and pricing actions to increase fixed annuity product returns. A continuation of the current interest rate environment may limit the level of future fixed annuity deposits. Institutional product deposits decreased 5.4% in 2005 compared to 2004. Our institutional business sales remain opportunistic and, as such, institutional product deposits were intermittent during the year.

        Contractholder deposits increased 30.6% in 2004 compared to 2003 due primarily to greater issuances of fixed annuities, interest-sensitive life policies and retail and institutional funding agreements. Fixed annuity deposits increased 39.0% in 2004 compared to 2003 due to strong consumer demand, competitive pricing and effective distribution efforts in our bank channel. Institutional product deposits increased 47.0% in 2004 compared to 2003, largely due to favorable market conditions for our funding agreements and the broadening of our customer base through the development and launch of our new Securities and Exchange Commission ("SEC") registered program in the second quarter of 2004 and our new registered retail funding agreement program in the fourth quarter. The registered programs generated $1.74 billion of new funding agreement deposits during 2004 including $85 million in retail funding agreement deposits.

        Surrenders and partial withdrawals increased 48.3% in 2005 compared to 2004 driven mostly by higher surrenders of market value adjusted annuities due to a portion of these contracts entering a 30-45 day window in which there were no surrender charges or market value adjustments. The lack of surrender charges and market value adjustments combined with the interest rate environment, which included a relatively small difference between short-term and long-term interest rates, caused contractholders to choose competing short-term investment alternatives. The withdrawal rate for 2005, 2004 and 2003 was 11.6%, 9.3% and 8.6%, respectively, based on the beginning of period contractholder funds balance excluding institutional product reserves. Surrenders and withdrawals may vary with changes in interest rates and equity market conditions and the aging of our in-force contracts.

        Separate accounts liabilities represent contractholders' claims to the related separate accounts assets. Separate accounts liabilities primarily arise from the sale of variable annuity contracts and variable life insurance policies. The following table shows the changes in separate accounts liabilities.

(in millions)	2005	2004	2003
Separate accounts liabilities, beginning balance	$14,377	$13,425	$11,125
Impact of adoption of SOP 03-1(1)	—	(204)	—
Variable annuity and life deposits	1,877	1,763	2,284
Variable annuity and life deposits allocated to fixed accounts	(395)	(495)	(893)

Net deposits	1,482	1,268	1,391
Investment results	1,060	1,348	2,393
Contract charges	(283)	(256)	(220)
Net transfers from fixed accounts	339	412	416
Surrenders and benefits	(1,740)	(1,616)	(1,680)

Separate accounts liabilities, ending balance	$15,235	$14,377	$13,425

(1)
The decrease in separate accounts due to the adoption of SOP 03-1 reflects the reclassification of certain products previously included as a component of separate accounts to contractholder funds.

        Separate accounts liabilities increased 6.0% as of December 31, 2005 compared to December 31, 2004. This is compared to an increase of 7.1% as of December 31, 2004 compared to December 31, 2003. The decline in the rate at which separate accounts liabilities increased was primarily attributable to less favorable market performance and increased surrenders and benefits, partially offset by higher net deposits. Net variable annuity and life deposits increased 16.9% in 2005 compared to 2004 and declined 8.8% in 2004 compared to 2003. Variable product deposits vary with equity market conditions and consumer preferences related to our product features. Variable annuity contractholders often allocate a significant portion of their initial variable annuity contract deposit into a fixed rate investment option. The level of this activity is reflected above in the deposits allocated to fixed accounts, while all other transfer activity between the fixed and separate accounts investment options is reflected in net transfers from fixed accounts. The liability for the fixed portion of variable annuity contracts is reflected in contractholder funds.

        Net investment income increased 12.3% in 2005 compared to 2004 and 5.5% in 2004 compared to 2003. The increase in 2005 was primarily the result of increased portfolio balances and, to a lesser extent, increased yields on floating rate assets due to higher short-term interest rates and increased income on partnership interests, partially offset by lower yields on fixed income securities. In 2004, the increase compared to 2003 was due to higher portfolio balances partially offset by lower portfolio yields. Higher portfolio balances in both years resulted from the investment of cash flows from operating and financing activities related primarily to deposits from fixed annuities, institutional funding agreements and interest-sensitive life policies. Investment balances as of December 31, 2005, increased 3.7% from December 31, 2004 and increased 15.3% as of December 31, 2004 compared to December 31, 2003. The decline in the rate at which investments increased in 2005 compared to 2004 was the result of a lesser increase in contractholder funds and a decline in unrealized capital gains on fixed income securities in 2005 compared with a slight increase in 2004. Changes in portfolio yields are primarily driven by purchases, including reinvestments, of fixed income securities with yields higher or lower than the current portfolio average as well as significant changes in short-term interest rates.

        Net income analysis is presented in the following table.

(in millions)	2005	2004	2003
Life and annuity premiums and contract charges	$2,049	$2,072	$2,304
Net investment income	3,830	3,410	3,233
Periodic settlements and accruals on non-hedge derivative instruments(1)	63	49	23
Contract benefits	(1,615)	(1,618)	(1,851)
Interest credited to contractholder funds(2)	(2,329)	(1,956)	(1,846)

Gross margin	1,998	1,957	1,863
Amortization of DAC and DSI	(545)	(498)	(492)
Operating costs and expenses	(632)	(634)	(672)
Restructuring and related charges	(2)	(5)	(7)
Income tax expense	(260)	(269)	(243)
Realized capital gains and losses, after-tax	12	(3)	(53)
DAC and DSI amortization relating to realized capital gains and losses, after-tax	(103)	(89)	(30)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(40)	(32)	(15)
Loss on disposition of operations, after-tax	(12)	(6)	(29)
Cumulative effect of change in accounting principle, after-tax	—	(175)	(17)

Net income	$416	$246	$305

(1)
Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Consolidated Statements of Operations.

(2)
Beginning in 2004, amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $74 million and $45 million in 2005 and 2004, respectively. Prior periods have not been restated.

        Gross margin, a non-GAAP measure, represents life and annuity premiums and contract charges, net investment income and periodic settlements and accruals on non-hedge derivative instruments, less contract benefits and interest credited to contractholder funds excluding amortization of DSI. We reclassify periodic settlements and accruals on non-hedge derivative instruments into gross margin to report them in a manner consistent with the economically hedged investments, replicated assets or product attributes (e.g. net investment income or interest credited to contractholder funds) and by doing so, appropriately reflect trends in product performance. We use gross margin as a component of our evaluation of the profitability of Allstate Financial's life insurance and financial product portfolio. Additionally, for many of our products, including fixed annuities, variable life and annuities, and interest-sensitive life insurance, the amortization of DAC and DSI is determined based on actual and expected gross margin. Gross margin is comprised of three components that are utilized to further analyze the business: investment margin, benefit margin, and contract charges and fees. We believe gross margin and its components are useful to investors because they allow for the evaluation of income components separately and in the aggregate when reviewing performance. Gross margin, investment margin and benefit margin should not be considered as a substitute for net income and do not reflect the overall profitability of the business. Net income is the GAAP measure that is most directly comparable to these margins. Gross margin is reconciled to Allstate Financial's GAAP net income in the previous table.

        The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

	2005
(in millions)	Investment Margin	Benefit Margin	Contract Charges and Fees	Gross Margin
Life and annuity premiums	$—	$918	$—	$918
Contract charges	—	631	500	1,131
Net investment income	3,830	—	—	3,830
Periodic settlements and accruals on non-hedge derivative instruments(1)	63	—	—	63
Contract benefits	(530)	(1,085)	—	(1,615)
Interest credited to contractholder funds(2)	(2,329)	—	—	(2,329)

	$1,034	$464	$500	$1,998

	2004(3)
(in millions)	Investment Margin	Benefit Margin	Contract Charges and Fees	Gross Margin
Life and annuity premiums	$—	$1,045	$—	$1,045
Contract charges	—	562	465	1,027
Net investment income	3,410	—	—	3,410
Periodic settlements and accruals on non-hedge derivative instruments(1)	49	—	—	49
Contract benefits	(533)	(1,085)	—	(1,618)
Interest credited to contractholder funds(2)	(1,956)	—	—	(1,956)

	$970	$522	$465	$1,957

	2003(3)
(in millions)	Investment Margin	Benefit Margin	Contract Charges and Fees	Gross Margin
Life and annuity premiums	$—	$1,365	$—	$1,365
Contract charges	—	535	404	939
Net investment income	3,233	—	—	3,233
Periodic settlements and accruals on non-hedge derivative instruments(1)	23	—	—	23
Contract benefits	(517)	(1,334)	—	(1,851)
Interest credited to contractholder funds(2)	(1,846)	—	—	(1,846)

	$893	$566	$404	$1,863

(1)
Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Consolidated Statements of Operations.

(2)
Beginning in 2004, amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $74 million and $45 million for the years ended December 31, 2005 and 2004, respectively. Prior periods have not been restated.

(3)
2004 and 2003 have been restated to conform to the current period presentation. In connection therewith, contract charges related to guaranteed minimum death, income, accumulation and withdrawal benefits on variable annuities have been reclassified to benefit margin from maintenance charges. Additionally, amounts previously presented as maintenance charges and surrender charges are now presented in the aggregate as contract charges and fees. Further, the Allstate Workplace Division margins were conformed. These reclassifications did not result in a change in gross margin.

        Gross margin increased 2.1% in 2005 compared to 2004 and 5.0% in 2004 compared to 2003. The increase in both periods was the result of higher investment margin and contract charges and fees, partially offset by lower benefit margin.

        Investment margin is a component of gross margin, both of which are non-GAAP measures. Investment margin represents the excess of net investment income and periodic settlements and accruals on certain non-hedge derivative instruments over interest credited to contractholder funds and the implied interest on life-contingent immediate annuities included in the reserve for life-contingent contract benefits. Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating investment margin. We use investment margin to evaluate Allstate Financial's profitability related to the difference between investment returns on assets supporting certain products and amounts credited to customers ("spread") during a fiscal period.

        Investment margin by product group is shown in the following table.

(in millions)	2005	2004(1)	2003(1)
Annuities	$683	$623	$546
Life insurance	219	212	231
Institutional products	122	121	107
Bank and other	10	14	9

Total investment margin	$1,034	$970	$893

(1)
2004 and 2003 have been restated to conform to the current period presentation.

        Investment margin increased 6.6% in 2005 compared to 2004 primarily due to growth in our fixed annuity business, partially offset by lower weighted average investment spreads on interest-sensitive life and immediate annuities. Investment margin increased 8.6% in 2004 compared to 2003 primarily due to higher contractholder funds and actions to reduce crediting rates, partially offset by lower portfolio yields. As of December 31, 2005, 71% of our interest-sensitive life and fixed annuity contracts, excluding market value adjusted annuities and equity-indexed annuities, had a guaranteed crediting rate of 3% or higher. Of these contracts, 79% have crediting rates that were at the minimum guaranteed rate at December 31, 2005. The approximate difference between the weighted average crediting rate and the average guaranteed rate on interest-sensitive life and fixed annuity contracts, excluding market value adjusted annuities and equity indexed annuities, was 46 basis points as of December 31, 2005 compared with 52 basis points as of December 31, 2004 and 70 basis points as of December 31, 2003.

        The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads during 2005, 2004 and 2003.

	Weighted Average Investment Yield			Weighted Average Interest Crediting Rate			Weighted Average Investment Spreads
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Interest-sensitive life	6.3%	6.5%	6.9%	4.8%	4.7%	4.9%	1.5%	1.8%	2.0%
Fixed annuities—deferred annuities	5.5	5.8	6.4	3.8	4.1	4.6	1.7	1.7	1.8
Fixed annuities—immediate annuities with and without life contingencies	7.4	7.6	7.9	6.7	6.8	7.1	0.7	0.8	0.8
Institutional	4.6	3.1	3.5	3.6	2.1	2.5	1.0	1.0	1.0
Investments supporting capital, traditional life and other products	6.2	6.3	6.2	N/A	N/A	N/A	N/A	N/A	N/A

        The following table summarizes the liabilities as of December 31 for these contracts and policies.

(in millions)	2005	2004	2003
Fixed annuities—immediate annuities with life contingencies	$7,894	$7,720	$7,433
Other life contingent contracts and other	4,588	4,034	3,587

Reserve for life-contingent contracts	$12,482	$11,754	$11,020

Interest-sensitive life	$8,842	$8,280	$7,536
Fixed annuities—deferred annuities	33,890	31,390	25,917
Fixed annuities—immediate annuities without life Contingencies	3,603	3,247	2,866
Institutional	12,431	11,279	9,387
Allstate Bank	882	840	806
Market value adjustments related to derivative instruments and other	392	673	559

Contractholder funds	$60,040	$55,709	47,071

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

        Benefit margin by product group is shown in the following table.

(in millions)	2005	2004(1)	2003(1)
Life insurance	$544	$572	$654
Annuities	(80)	(50)	(88)

Total benefit margin	$464	$522	$566

(1)
2004 and 2003 have been restated to conform to the current period presentation.

        Benefit margin declined 11.1% in 2005 compared to 2004. Our life insurance and annuity business contributed equally to the decline in 2005. The decline in our annuity benefit margin was primarily driven by unfavorable mortality experience on immediate annuities with life contingencies and an increase in variable annuity contract benefits. The decline in our life insurance benefit margin was primarily due to the absence of margin on certain products resulting from the disposal of our direct response distribution business in the prior year and modestly unfavorable mortality experience on our traditional life business, partially offset by growth in our life insurance in force.

        Benefit margin decreased 7.8% in 2004 compared to 2003. This decline was primarily the result of the disposal of substantially all of our direct response distribution business and unfavorable mortality experience on life-contingent immediate annuities, partially offset by an improved benefit margin on life insurance products and lower contract benefits related to guaranteed minimum death benefits ("GMDBs") on variable annuities.

        As required by SOP 03-1, as of January 1, 2004, a reserve was established for death and income benefits provided under variable annuities and secondary guarantees on certain interest-sensitive life contracts and fixed annuities. For variable annuities, the reserve includes GMDBs and guaranteed minimum income benefits ("GMIBs").

        Annuity benefit margin will continue to be adversely impacted by certain closed blocks of life-contingent immediate annuities for which benefit payments are anticipated to extend beyond their original pricing expectations. The annuity benefit margin in future periods will fluctuate based on the timing of annuitant deaths on these life-contingent immediate annuities and the annual evaluation of assumptions used in our valuation models for variable and fixed annuity guarantees.

        Amortization of DAC and DSI, excluding amortization related to realized capital gains and losses, increased 9.4% in 2005 compared to 2004 as a result of higher gross margin. DAC and DSI amortization related to realized capital gains and losses, after-tax, increased $14 million in 2005 compared to 2004 primarily due to increased realized capital gains on investments supporting certain fixed annuities.

        In the first quarter of 2005, we performed our annual comprehensive evaluation of the assumptions used in our valuation models for all investment products, including variable and fixed annuities and interest-sensitive and variable life products, which resulted in net DAC and DSI amortization acceleration of $7 million (commonly referred to as "DAC and DSI unlocking"). The DAC and DSI unlocking includes amortization acceleration on fixed annuities of $62 million and $3 million on interest-sensitive and variable life products, partially offset by amortization deceleration on variable annuities of $58 million. The amortization acceleration on fixed annuities was primarily due to higher than expected lapses on market value adjusted annuities and faster than anticipated investment portfolio yield declines. The amortization deceleration on variable annuities was mostly attributable to better than anticipated equity market performance and persistency in 2004.

        In the prior year, the comparable DAC and DSI unlocking was a net acceleration of amortization of $0.5 million, which included deceleration of amortization related to interest-sensitive life and acceleration of amortization related to fixed annuities.

        Amortization of DAC and DSI increased 1.2% during 2004 compared to 2003. The higher amortization is reflective of increased gross margins on fixed and variable annuities. In 2003, amortization of DAC and DSI included a net acceleration of DAC amortization totaling $89 million and $37 million of DAC amortization on the direct response distribution business sold in 2004.

        The adoption of SOP 03-1 in 2004 required a new modeling approach for estimating expected future gross profits that are used when determining the amortization of DAC. Because of this new modeling approach, effective January 1, 2004, the variable annuity DAC and DSI assets were reduced by $124 million. This reduction was recognized as a component of cumulative effect of a change in accounting principle.

        The changes in the DAC asset are summarized in the following tables.

(in millions)	Beginning balance December 31, 2004	Impact of Adoption of SOP 03-1	Impact of Disposal of DR	Acquisition costs deferred	Amortization charged to income(3)	Amortization (acceleration) deceleration charged to income(1)	Effect of unrealized capital gains and losses	Ending balance December 31, 2005
Traditional life	$581	$—	$—	$67	$(50)	$—	$—	$598
Interest-sensitive life	1,529	—	—	241	(143)	(2)	71	1,696
Variable annuities	628	—	—	110	(106)	55	43	730
Investment contracts	594	—	—	347	(282)	(51)	477	1,085
Accident, health and other	176	—	—	83	(50)	—	—	209

Total	$3,508	$—	$—	$848	$(631)	$2	$591	$4,318

(in millions)	Beginning balance December 31, 2003	Impact of Adoption of SOP 03-1(2)	Impact of Disposal of DR	Acquisition costs deferred	Amortization charged to income(3)	Amortization (acceleration) deceleration charged to income(1)	Effect of unrealized capital gains and losses	Ending balance December 31, 2004
Traditional life	$720	$(6)	$(145)	$73	$(61)	$—	$—	$581
Interest-sensitive life	1,355	18	—	207	(129)	67	11	1,529
Variable annuities	766	(143)	—	123	(134)	—	16	628
Investment contracts	453	(7)	—	429	(231)	(59)	9	594
Accident, health and other	223	4	(93)	86	(44)	—	—	176

Total	$3,517	$(134)	$(238)	$918	$(599)	$8	$36	$3,508

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

(3)
The amortization of DAC for interest-sensitive life, variable annuities and investment contracts is proportionate to the recognition of gross profits, which include realized capital gains and losses. Fluctuations in amortization for these products may result as actual realized capital gains and losses differ from the amounts utilized in the determination of estimated gross profits. Amortization related to realized capital gains and losses was $126 million and $120 million in 2005 and 2004, respectively.

        Operating costs and expenses declined slightly in 2005 compared to 2004 and decreased 5.7% in 2004 compared to 2003. The following table summarizes operating costs and expenses.

(in millions)	2005	2004	2003
Non-deferrable acquisition costs	$245	$256	$286
Other operating costs and expenses	387	378	386

Total operating costs and expenses	$632	$634	$672

        Non-deferrable acquisition costs declined 4.3% in 2005 compared to 2004 as the prior year included a $15 million charge related to loss experience on certain credit insurance policies. The impact of this charge was partially offset by higher premium taxes and non-deferrable commissions in 2005. Other operating costs and expenses increased 2.4% in 2005 compared to 2004 primarily due to a $28 million increase in a liability for future benefits of a previously discontinued benefit plan, partially offset by lower employee and technology expenses reflecting our continuing actions to simplify operations and reduce costs.

        The decline in total operating costs and expenses in 2004 compared to 2003 was primarily attributable to the disposal of substantially all of our direct response distribution business. Excluding the impact of the disposition, non-deferrable acquisition costs increased due to higher non-deferrable renewal commissions; taxes, licenses and fees; and the charge related to loss experience on certain credit insurance policies. For other operating costs and expenses, the decline due to the disposition was partially offset by higher technology and employee related expenses.

        Net income was favorably impacted in 2005 and 2004 by adjustments of prior years' tax liabilities totaling $19 million and $3 million, respectively.

        Net realized capital gains and losses are presented in the following table for the years ended December 31.

(in millions)	2005	2004	2003
Investment write-downs	$(24)	$(82)	$(180)
Dispositions	88	131	71
Valuation of derivative instruments	(105)	(55)	6
Settlement of derivative instruments	60	7	18

Realized capital gains and losses, pretax	19	1	(85)
Income tax (expense) benefit	(7)	(4)	32

Realized capital gains and losses, after-tax	$12	$(3)	$(53)

        For further discussion of realized capital gains and losses, see the Investments section of MD&A.

        Reinsurance Ceded    We enter into reinsurance agreements with unaffiliated carriers to limit our risk of mortality losses. As of December 31, 2005 and 2004, 49% of our face amount of life insurance in force was reinsured. As of December 31, 2005, for certain term life insurance policies, we ceded 25-90% of the mortality risk depending on the length of the term, policy premium guarantees and the date of policy issuance. Comparatively, as of December 31, 2004, for certain term life insurance policies, we ceded 25-100% of the mortality risk. Additionally, we cede 100% of the morbidity risk on substantially all of our long-term care contracts. Since 1998, we have ceded the mortality risk on new life contracts that exceed $2 million per individual, whereas prior to 1998, we ceded mortality risk in excess of specific amounts up to $1 million per life for individual coverage. Also, on certain in-force variable annuity contracts we cede 100% of the mortality and certain other risks related to product features. We retain primary liability as a direct insurer for all risks ceded to reinsurers.

        The impacts of reinsurance on our reserve for life-contingent contract benefits at December 31, are summarized in the following table.

	Reinsurance recoverable on paid and unpaid claims
(in millions)	2005	2004
Life insurance	$1,123	$1,010
Long-term care	412	315
Other	275	271

Total Allstate Financial	$1,810	$1,596

        The estimation of reinsurance recoverables is impacted by the uncertainties involved in the establishment of reserves.

        Developments in the insurance industry have included consolidation activity between reinsurers, which has resulted in reinsurance risk across the industry being concentrated among fewer companies. In 2005, we increased our percentage of underwriting retention of new term life insurance policies by approximately 10-15% on average depending on product mix.

        Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

		Reinsurance recoverable on paid and unpaid claims
	S&P Financial Strength Rating
(in millions)		2005	2004
Employers Reassurance Corporation	A	$336	$246
RGA Reinsurance Company	AA-	262	230
Transamerica Financial Life Insurance	AA	185	146
Swiss Re Life and Health America, Inc.	AA	155	144
Paul Revere Life Insurance Company	BBB+	152	156
Scottish Re Group	A-	123	111
Manulife Insurance Company	AA+	87	90
Munich American Reassurance	A+	82	72
Mutual of Omaha Insurance	AA-	76	69
Security Life of Denver	AA	70	59
American Health & Life Insurance Co.	NR	50	60
Triton Insurance Company	NR	62	58
Lincoln National Life Insurance	AA-	55	52
Other(1)		115	103

Total		$1,810	$1,596

(1)
As of December 31, 2005 and 2004, the other category includes $71 million and $69 million, respectively, of recoverables due from reinsurers with an investment grade credit rating from S&P.

        We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three-years ended December 31, 2005.

        We enter into certain inter-company reinsurance transactions for the Allstate Financial operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant inter-company transactions have been eliminated in consolidation.

Allstate Financial Outlook

  •
  Allstate Financial is pursuing strategies intended to improve its return on equity. These strategies include continuing to proactively manage capital and focus our product portfolio on products where we can secure market leadership and achieve acceptable returns.

  •
  We will continue to manage our expenses and improve our operating efficiency.

  •
  We plan to reinvigorate sales through the Allstate exclusive agencies by further tailoring products for our customers and making it easier for our agents to distribute Allstate Financial products.

  •
  We prioritize the allocation of fixed income investments to support sales of products with the best sustainable growth and margins and to maintain a market presence for fixed annuity and life products in our retail distribution channels. Our institutional products remain opportunistic.

INVESTMENTS

        An important component of our financial results is the return on our investment portfolios. Investment portfolios are segmented between the Property-Liability, Allstate Financial and Corporate and Other operations. The investment portfolios are managed based upon the nature of each respective business and its corresponding liability structure.

        Overview and Strategy    The Property-Liability portfolio's investment strategy emphasizes safety of principal and consistent income generation, within a total return framework. This approach, which has produced competitive returns over time, is designed to ensure financial strength and stability for paying claims, while maximizing economic value and surplus growth. We employ a strategic asset allocation model, which takes into account the nature of the liabilities and risk tolerances, as well as the risk/return parameters of the various asset classes in which we invest. The model's recommended asset allocation, along with duration and liquidity considerations, guides our initial asset allocation. This is further adjusted based on our analysis of relative value opportunities in different markets. Portfolio performance is measured against outside benchmarks at target allocation weights.

        The Allstate Financial portfolio's investment strategy focuses on the need for risk-adjusted spread on the underlying liabilities while maximizing return on capital. We believe investment spread is maximized by selecting assets that perform favorably on a long-term basis and by disposing of certain assets to minimize the effect of downgrades and defaults. We believe this strategy maintains the investment margin necessary to sustain income over time. The portfolio management approach employs a combination of recognized market, analytical and proprietary modeling, including a strategic asset allocation model, as the primary basis for the allocation of interest sensitive, illiquid and credit assets as well as for determining overall below investment grade exposure and diversification requirements. Within the ranges set by the strategic asset allocation model, tactical investment decisions are made in consideration of prevailing market conditions.

        The Corporate and Other portfolio's investment strategy balances the pursuit of competitive returns with the unique liquidity needs of the portfolio relative to the overall corporate capital structure. The portfolio is primarily invested in high quality, highly-liquid fixed income and short-term securities with additional investments in less liquid holdings in order to enhance overall returns.

        As a result of tactical decisions in each of the portfolios, we may sell securities during the period in which fair value has declined below amortized cost for fixed income securities or cost for equity securities. Portfolio reviews, which include identifying securities that are other than temporarily impaired and recognizing impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery, are conducted regularly. For more information, see the Portfolio Monitoring section of the MD&A.

        Portfolio Composition    The composition of the investment portfolios at December 31, 2005 is presented in the table below. Also see Notes 2 and 5 of the consolidated financial statements for investment accounting policies and additional information.

	Property-Liability		Allstate Financial(3)		Corporate and Other(3)		Total
(in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities(1)	$32,221	81.4%	$63,782	84.8%	$2,062	59.1%	$98,065	82.9%
Equity securities(2)	5,765	14.6	331	0.4	68	1.9	6,164	5.2
Mortgage loans	507	1.3	8,241	11.0	—	—	8,748	7.4
Short-term	1,075	2.7	1,035	1.4	1,360	39.0	3,470	2.9
Other	6	—	1,844	2.4	—	—	1,850	1.6

Total	$39,574	100.0%	$75,233	100.0%	$3,490	100.0%	$118,297	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $31.33 billion, $61.52 billion and $1.93 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2)
Equity securities are carried at fair value. Cost basis for these securities was $4.48 billion, $325 million, and $68 million for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(3)
Balances reflect the elimination of related party investments between Allstate Financial and Corporate and Other.

        Total investments increased to $118.30 billion at December 31, 2005 from $115.53 billion at December 31, 2004, primarily due to positive cash flows from operating activities including increased funds associated with securities lending, partially offset by cash used for share repurchases and decreased net unrealized gains on fixed income securities.

        The Property-Liability investment portfolio decreased to $39.57 billion at December 31, 2005 from $40.27 billion at December 31, 2004, primarily due to dividends paid by AIC to The Allstate Corporation and payments of catastrophe claims, partially offset by positive cash flows from other operating activities.

        The Allstate Financial investment portfolio increased to $75.23 billion at December 31, 2005, from $72.53 billion at December 31, 2004, primarily due to positive cash flows from operating, and financing activities, partially offset by decreased unrealized capital gains on fixed income securities.

        The Corporate and Other investment portfolio increased to $3.49 billion at December 31, 2005, from $2.73 billion at December 31, 2004. This increase is primarily due to additional investments made in the portfolio of Kennett Capital, Inc. ("Kennett Capital"), a wholly owned subsidiary of The Allstate Corporation, the original source of which was dividends from AIC, partially offset by the liquidation of an investment management variable interest entity ("VIE") with investments of $298 million.

        Total investments at amortized cost related to collateral received in connection with securities lending activities, funds received in connection with securities repurchase agreements, and collateral posted by counterparties related to derivative transactions, decreased to $4.10 billion at December 31, 2005, from $4.85 billion at December 31, 2004.

        We use different methodologies to estimate the fair value of publicly and non-publicly traded marketable investment securities and exchange traded and non-exchange traded derivative contracts. For a discussion of these methods, see the Application of Critical Accounting Policies section of the MD&A.

        The following table shows total investments, categorized by the method used to determine fair value at December 31, 2005.

	Investments
(in millions)	Carrying Value	Percent to total	Derivative Contracts Fair Value
Fair value based on independent market quotations	$92,291	78.0%	$69
Fair value based on models and other valuation methods	13,708	11.6	976
Mortgage loans, policy loans, bank loans and certain limited partnership and other investments, valued at cost, amortized cost and the equity method	12,298	10.4	—

Total	$118,297	100.0%	$1,045

        Fixed Income Securities    See Note 5 of the consolidated financial statements for a table showing the amortized cost, unrealized gains, unrealized losses and fair value for each type of fixed income security for the years ended December 31, 2005 and 2004.

        Municipal bonds, including tax-exempt and taxable securities, totaled $26.74 billion and 96.6% were rated investment grade at December 31, 2005. Approximately 64.5% of the municipal bond portfolio was insured by seven bond insurers and accordingly have a Moody's equivalent rating of Aaa or Aa. The municipal bond portfolio at December 31, 2005 consisted of approximately 3,500 issues from approximately 2,500 issuers. The largest exposure to a single issuer was approximately 1% of the municipal bond portfolio. Corporate entities were the ultimate obligors of approximately 8.9% of the municipal bond portfolio.

        Corporate bonds totaled $40.13 billion and 90.2% were rated investment grade at December 31, 2005. As of December 31, 2005, the portfolio contained $17.72 billion of privately placed corporate obligations, 44.2% of the total corporate obligations in the portfolio, compared with $17.41 billion at December 31, 2004. Approximately $15.63 billion or 88.2% of the privately placed corporate obligations consisted of fixed rate privately placed securities. The benefits of fixed rate privately placed securities when compared to publicly issued securities are generally higher yields, improved cash flow predictability through pro-rata sinking funds, and a combination of covenant and call protection features designed to better protect the holder against losses resulting from credit deterioration, reinvestment risk or fluctuations in interest rates. A disadvantage of fixed rate privately placed securities when compared to publicly issued securities is relatively reduced liquidity. At December 31, 2005, 89.0% of the privately placed securities were rated investment grade.

        Foreign government securities totaled $2.95 billion and 95.5% were rated investment grade at December 31, 2005.

        Mortgage-backed securities ("MBS") totaled $9.04 billion at December 31, 2005, all of which were investment grade. In our MBS portfolio, the credit risk associated with MBS is mitigated due to the fact that the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by, U.S. government agencies or U.S. government sponsored entities. The MBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages.

        Commercial Mortgage Backed Securities ("CMBS") totaled $6.99 billion at December 31, 2005. CMBS investments primarily represent pools of commercial mortgages, broadly diversified across property types and geographical area. The CMBS portfolio is subject to credit risk, but unlike other structured products, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages, whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates. Credit defaults can result in credit directed prepayments. Approximately 82.2% of the CMBS portfolio had a Moody's rating of Aaa or a Standard & Poor's rating of AAA, the highest rating category, at December 31, 2005.

        Asset-backed securities ("ABS") totaled $8.08 billion at December 31, 2005. Our ABS portfolio is subject to credit and interest rate risk. Credit risk is managed by monitoring the performance of the collateral. In addition, many of the securities in the ABS portfolio are credit enhanced with features such as over-collateralization, subordinated structures, reserve funds, guarantees and/or insurance. Approximately 65.1% of the ABS portfolio had a Moody's rating of Aaa or a Standard & Poor's ("S&P") rating of AAA, the highest rating category. A portion of the ABS portfolio is also subject to interest rate risk since, for example, price volatility and ultimate realized yield are affected by the rate of prepayment of the underlying assets. The ABS portfolio includes collateralized debt obligations and other bonds that are secured by a variety of asset types, predominately home equity loans, credit card receivables and auto loans.

        At December 31, 2005, 94.8% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from The National Association of Insurance Commissioners ("NAIC") of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

        The following table summarizes the credit quality of the fixed income securities portfolio at December 31, 2005.

(in millions)		Property-Liability		Allstate Financial		Corporate and Other		Total
NAIC Rating	Moody's Equivalent	Fair Value	Percent to total	Fair Value	Percent to total	Fair Value	Percent to total	Fair Value	Percent to total
1	Aaa/Aa/A	$27,897	86.6%	$43,546	68.3%	$1,976	95.8%	$73,419	74.9%
2	Baa	2,412	7.5	17,059	26.7	48	2.3	19,519	19.9
3	Ba	836	2.6	2,217	3.5	—	—	3,053	3.1
4	B	745	2.3	809	1.3	—	—	1,554	1.6
5	Caa or lower	253	0.8	59	0.1	16	0.8	328	0.3
6	In or near default	78	0.2	92	0.1	22	1.1	192	0.2

	Total	$32,221	100.0%	$63,782	100.0%	$2,062	100.0%	$98,065	100.0%

        Equity Securities    Equity securities include common and non-redeemable preferred stocks, real estate investment trust equity investments and limited partnership investments. The equity securities portfolio was $6.16 billion at December 31, 2005 compared to $5.90 billion at December 31, 2004. The increase is attributable to positive cash flows from operations. Gross unrealized gains totaled $1.31 billion at December 31, 2005 compared to $1.34 billion at December 31, 2004. Gross unrealized losses totaled $22 million at December 31, 2005 compared to $14 million at December 31, 2004.

        Unrealized Gains and Losses    See Note 5 of the consolidated financial statements for further disclosures regarding unrealized losses on fixed income and equity securities and factors considered in determining whether the securities are not other than temporarily impaired. The unrealized net capital gains on fixed income and equity securities at December 31, 2005 totaled $4.58 billion, a decrease of $1.81 billion since December 31, 2004. Gross unrealized gains and losses on fixed income securities by type and sector are provided in the table below.

		Gross unrealized
At December 31, 2005	Amortized cost			Fair value
		Gains	Losses
(in millions)
Corporate:
Consumer goods (cyclical and non-cyclical)	$6,541	$137	$(71)	$6,607
Public utilities	5,802	433	(27)	6,208
Banking	5,581	159	(39)	5,701
Financial services	5,247	78	(58)	5,267
Capital goods	3,872	103	(34)	3,941
Communications	3,080	100	(25)	3,155
Basic industry	2,343	63	(22)	2,384
Energy	2,237	71	(18)	2,290
Transportation	1,893	84	(22)	1,955
Other	1,820	85	(17)	1,888
Technology	724	21	(7)	738

Total corporate fixed income portfolio	39,140	1,334	(340)	40,134
U.S. government and agencies	3,151	880	(4)	4,027
Municipal	25,621	1,152	(33)	26,740
Foreign government	2,558	400	(4)	2,954
Mortgage-backed securities	9,123	38	(122)	9,039
Commercial mortgage-backed securities	7,004	52	(67)	6,989
Asset-backed securities	8,087	40	(44)	8,083
Redeemable preferred stock	93	6	—	99

Total fixed income securities	$94,777	$3,902	$(614)	$98,065

        The consumer goods, financial services, banking, capital goods, public utilities, and communications sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at December 31, 2005. The gross unrealized losses in these sectors were primarily company specific and interest rate related. Approximately $33 million of the total gross unrealized losses in the corporate fixed income portfolio were associated with the automobile industry, which includes direct debt issuances of automobile manufacturers, captive automotive financing companies and automobile parts and equipment suppliers, which are reported above in the consumer goods and financial services sectors. Fixed income security values in the automobile industry were primarily depressed due to company specific conditions. Additionally, approximately $5 million of the total gross unrealized losses in the corporate fixed income portfolio and $7 million of the total gross unrealized losses in the asset-backed securities portfolio were associated with the airline industry for which values were depressed due to company or issue specific conditions and economic issues, including fuel costs. All securities in an unrealized loss position at December 31, 2005 were included in our portfolio monitoring process wherein it was determined that the declines in value were not other than temporary.

        The following table shows the composition by credit quality of the fixed income securities with gross unrealized losses at December 31, 2005.

(in millions)
NAIC Rating	Moody's Equivalent	Unrealized Loss	Percent to Total	Fair Value	Percent to Total
1	Aaa/Aa/A	$(396)	64.5%	$24,025	74.9%
2	Baa	(155)	25.2	6,718	21.0
3	Ba	(34)	5.5	858	2.7
4	B	(22)	3.6	354	1.1
5	Caa or lower	(6)	1.0	71	0.2
6	In or near default	(1)	0.2	31	0.1

	Total	$(614)	100.0%	$32,057	100.0%

        The table above includes 57 securities that have not yet received an NAIC rating, for which we have assigned a comparable internal rating, with a fair value totaling $669 million and an unrealized loss of $14 million. Due to lags between the funding of an investment, execution of final legal documents, filing with the Securities Valuation Office ("SVO") of the NAIC, and rating by the SVO, we will always have a small number of securities that have a pending rating.

        At December 31, 2005, $551 million, or 89.7%, of the gross unrealized losses were related to investment grade fixed income securities. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

        As of December 31, 2005, $63 million of the gross unrealized losses were related to below investment grade fixed income securities. Of this amount, 14.3% were in a significant unrealized loss position (greater than or equal to 20% of amortized cost) for six or more consecutive months prior to December 31, 2005. Included among the securities rated below investment grade are both public and privately placed high-yield bonds and securities that were investment grade when originally acquired. We mitigate the credit risk of investing in below investment grade fixed income securities by limiting the percentage of our fixed income portfolio invested in such securities, through diversification of the portfolio, and active credit monitoring and portfolio management.

        The scheduled maturity dates for fixed income securities in an unrealized loss position at December 31, 2005 are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

(in millions)	Unrealized Loss	Percent to Total	Fair Value	Percent to Total
Due in one year or less	$(4)	0.7%	$359	1.1%
Due after one year through five years	(102)	16.6	5,400	16.8
Due after five years through ten years	(191)	31.1	8,885	27.7
Due after ten years	(151)	24.6	7,132	22.3
Mortgage- and asset- backed securities(1)	(166)	27.0	10,281	32.1

Total	$(614)	100.0%	$32,057	100.0%

(1)
Because of the potential for prepayment, mortgage- and asset-backed securities are not categorized based on their contractual maturities.

        The equity portfolio is comprised of securities in the following sectors.

(in millions)		Gross unrealized
At December 31, 2005				Fair Value
	Cost	Gains	Losses
Consumer goods (cyclical and non-cyclical)	$872	$244	$(10)	$1,106
Technology	415	141	(3)	553
Financial services	560	167	(1)	726
Real estate	275	173	(1)	447
Capital goods	238	127	(1)	364
Banking	309	83	—	392
Communications	230	50	(4)	276
Energy	262	164	(1)	425
Basic industry	155	47	(1)	201
Utilities	129	36	—	165
Transportation	70	21	—	91
Other(1)	1,358	60	—	1,418

Total equities	$4,873	$1,313	$(22)	$6,164

(1)
Other consists primarily of limited partnership investments and index-based securities.

        At December 31, 2005, the consumer goods, communications and technology sectors had the highest concentration of gross unrealized losses in our equity portfolio, which were company and sector specific. We expect eventual recovery of these securities and the related sectors. All securities in an unrealized loss position at December 31, 2005 were included in our portfolio monitoring process wherein it was determined that the declines in value were not other than temporary.

        Portfolio Monitoring    We have a comprehensive portfolio monitoring process to identify and evaluate, on a case-by-case basis, fixed income and equity securities whose carrying value may be other than temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost for fixed income securities or cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. As a result of approved programs involving the disposition of investments such as changes in duration and revisions to strategic asset allocations, and certain dispositions anticipated by portfolio managers, we also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery. All securities in an unrealized loss position at December 31, 2005 were included in our portfolio monitoring process wherein it was determined that the declines in value were not other than temporary.

        The following table summarizes fixed income and equity securities in a gross unrealized loss position according to significance, aging and investment grade classification.

	December 31, 2005				December 31, 2004
	Fixed Income				Fixed Income
(in millions except number of issues)	Investment Grade	Below Investment Grade	Equity	Total	Investment Grade	Below Investment Grade	Equity	Total
Category (i): Unrealized loss less than 20% of cost(1)
Number of Issues	4,267	270	192	4,729	1,889	145	105	2,139
Fair Value	$30,703	$1,293	$311	$32,307	$13,418	$841	$175	$14,434
Unrealized	$(540)	$(52)	$(17)	$(609)	$(169)	$(41)	$(11)	$(221)
Category (ii): Unrealized loss greater than or equal to 20% of cost for a period of less than 6 consecutive months(1)
Number of Issues	6	4	35	45	4	3	22	29
Fair Value	$40	$7	$10	$57	$4	$2	$6	$12
Unrealized	$(11)	$(2)	$(4)	$(17)	$(2)	$(1)	$(2)	$(5)
Category (iii): Unrealized loss greater than or equal to 20% of cost for a period of 6 or more consecutive months, but less than 12 consecutive months(1)
Number of Issues	—	1	15	16	—	3	22	25
Fair Value	$—	$6	$2	$8	$—	$19	$3	$22
Unrealized	$—	$(2)	$(1)	$(3)	$—	$(6)	$(1)	$(7)
Category (iv): Unrealized loss greater than or equal to 20% of cost for twelve or more consecutive months(1)
Number of Issues	—	2	—	2	—	5	—	5
Fair Value	$—	$8	$—	$8	$—	$15	$—	$15
Unrealized	$—	$(7)	$—	$(7)	$—	$(9)	$—	$(9)

Total Number of Issues	4,273	277	242	4,792	1,893	156	149	2,198

Total Fair Value	$30,743	$1,314	$323	$32,380	$13,422	$877	$184	$14,483

Total Unrealized Losses	$(551)	$(63)	$(22)	$(636)	$(171)	$(57)	$(14)	$(242)

(1)
For fixed income securities, cost represents amortized cost.

        The largest individual unrealized loss was $4 million for category (i) and $5 million for category (ii) as of December 31, 2005.

        Categories (i) and (ii) have generally been adversely affected by overall economic conditions including interest rate increases and the market's evaluation of certain sectors. The degree to which and/or length of time that the securities have been in an unrealized loss position does not suggest that these securities pose a high risk of being other than temporarily impaired. Categories (iii) and (iv) have primarily been adversely affected by industry and issue specific conditions. All of the securities in these categories are monitored for impairment. We expect that the fair values of these securities will recover over time.

        Whenever our initial analysis indicates that a fixed income security's unrealized loss of 20% or more for at least 36 months or any equity security's unrealized loss of 20% or more for at least 12 months is temporary, additional evaluations and management approvals are required to substantiate that a write-down is not appropriate. As of December 31, 2005, one security with an unrealized loss of $3 million met these criteria.

        The following table contains the individual securities with the largest unrealized losses as of December 31, 2005. No other fixed income or equity security had an unrealized loss greater than $3 million or 0.5% of the total unrealized loss on fixed income and equity securities.

(in millions)	Unrealized Loss	Fair Value	NAIC Rating	Unrealized Loss Category
Automotive Supplier	$(5)	$20	2	(ii)
Asset backed security	(4)	4	4	(iv)
Foreign airport operator	(4)	36	1	(i)
Pharmaceutical company	(4)	60	N/A	(i)
Mortgage backed security	(4)	168	1	(i)
Paper manufacturer and distributor	(4)	36	2	(i)

Total	$(25)	$324

        We monitor the quality of our fixed income portfolio by categorizing certain investments as "problem", "restructured" or "potential problem." Problem fixed income securities are securities in default with respect to principal or interest and/or securities issued by companies that have gone into bankruptcy subsequent to our acquisition of the security. Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower's ability to pay future principal and interest, which causes us to believe these securities may be classified as problem or restructured in the future.

        The following table summarizes problem, restructured and potential problem fixed income securities at December 31.

	2005			2004
(in millions)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$172	$188	0.2%	$150	$153	0.1%
Restructured	33	34	—	75	75	0.1
Potential problem	178	191	0.2	265	269	0.3

Total net carrying value	$383	$413	0.4%	$490	$497	0.5%

Cumulative write-downs recognized	$304			$351

        We have experienced an increase in the amortized cost of fixed income securities categorized as problem as of December 31, 2005 compared to December 31, 2004. The increase was primarily related to the addition of securities to the problem category as a result of company specific issues, including the bankruptcy filings of certain airlines. The decrease in the amortized cost of fixed income securities categorized as restructured and potential problem as of December 31, 2005 compared to December 31, 2004 was primarily related to dispositions.

        We evaluated each of these securities through our portfolio monitoring process at December 31, 2005 and recorded write-downs when appropriate. We further concluded that any remaining unrealized losses on these securities were temporary in nature and that we have the intent and ability to hold the security until recovery. While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

        Net Realized Capital Gains and Losses    The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

(in millions)	2005	2004	2003
Investment write-downs	$(55)	$(129)	$(294)
Dispositions	619	828	453
Valuation of derivative instruments	(95)	(46)	16
Settlement of derivative instruments	80	(62)	21

Realized capital gains and losses, pretax	549	591	196
Income tax expense	(189)	(199)	(62)

Realized capital gains and losses, after-tax	$360	$392	$134

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

        Included in investment write-downs were $11 million of realized losses related to airline industry holdings. For the year ended December 31, 2005, dispositions included net realized gains on sales of

$827 million and losses recorded in connection with anticipated dispositions of $208 million. The net realized gains were comprised of gross gains of $1.17 billion and gross losses of $341 million. The $341 million in gross losses primarily consisted of $192 million from sales of fixed income securities and $142 million from sales of equity securities.

        A changing interest rate environment will drive changes in our portfolio duration targets at a tactical level. A duration target and range is established with an economic view of liabilities relative to a long-term portfolio view. Tactical duration adjustments within management's approved ranges are accomplished through both cash market transactions and derivative activities that generate realized gains and losses and through new purchases. As a component of our approach to managing portfolio duration, realized gains and losses on derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio. This approach mitigates the impacts of general interest rate changes to the overall financial condition of the corporation.

        Because of the level of catastrophe losses experienced during 2005 and the possibility that we may need to have additional cash available to pay claims, we identified a portfolio from which we would consider selecting specific securities to sell to meet these needs. Certain of these securities we identified were in an unrealized loss position, for which we recognized $34 million of losses in anticipation of dispositions due to a change in our intent to hold the securities until recovery. At December 31, 2005, the fair value of the securities in this portfolio was $13.13 billion.

        Because of an anticipated rise in interest rates, as well as changes in existing market conditions and long-term asset return assumptions, certain changes are planned within various portfolios. These included continued asset-liability management strategies, on-going comprehensive reviews of our portfolios, and changes being made to our strategic asset allocations, including Property-Liability duration. In addition, we decided to pursue yield enhancement strategies for the Allstate Financial portfolio. Certain of the securities we identified were in an unrealized loss position, for which we recognized $174 million of losses in anticipation of dispositions due to a change in our intent to hold the securities until recovery. At December 31, 2005, the fair value of the securities in these portfolios was $1.24 billion.

        Gains from dispositions during 2004 include $90 million of net capital gains from a repositioning of the equity portfolio and $49 million of net capital gains from the liquidation of the Allstate Floridian Insurance Company portfolio in anticipation of liquidity needs to settle hurricane catastrophe claims.

        The ten largest losses from sales of individual securities for the year ended December 31, 2005 totaled $45 million with the largest being $9 million and the smallest being $3 million. None of the $45 million related to securities that were in an unrealized loss position greater than or equal to 20% of amortized cost for fixed income securities or cost for equity securities for a period of six or more consecutive months prior to sale.

        Our largest aggregate loss on dispositions and writedowns are shown in the following table by issuer and its affiliates. No other issuer together with its affiliates had an aggregated loss on dispositions and writedowns greater than 0.8% of the total gross loss on dispositions and writedowns on fixed income and equity securities.

(in millions)	Fair Value at Disposition ("Proceeds")	Loss on Dispositions(1)	Write- downs	December 31, 2005 Holdings(2)	Net Unrealized Gain (Loss)
Automobile Manufacturer(3)	$87	$(33)	$—	$128	$(6)
Automobile Manufacturer(3)	47	(11)	—	145	(16)
Aircraft Securitized Trust	—	—	(9)	6	—
Pharmaceutical Company	30	(8)	—	92	(4)
Limited Partnership Investment Fund	—	—	(5)	13	—
Insurance and Financial Services Company	47	(5)	—	114	21
Financial Services	—	(5)	—	—	—
Hydro-electric Energy Company	—	—	(5)	19	—

Total	$211	$(62)	$(19)	$517	$(5)

(1)
Dispositions include losses recognized in anticipation of dispositions.

(2)
Holdings include fixed income securities at amortized cost or equity securities at cost.

(3)
Losses due to a decision to decrease our exposure to two large domestic auto manufacturers and as a result of changing economic circumstances, including the decline in their overall market share.

        The circumstances of the above losses are considered to be company specific and are not expected to have an effect on other holdings in our portfolios.

        Mortgage Loans    Our mortgage loan portfolio which is primarily held in the Allstate Financial portfolio was $8.75 billion at December 31, 2005 and $7.86 billion at December 31, 2004, and comprised primarily of loans secured by first mortgages on developed commercial real estate. Geographical and property type diversification are key considerations used to manage our mortgage loan risk.

        We closely monitor our commercial mortgage loan portfolio on a loan-by-loan basis. Loans with an estimated collateral value less than the loan balance, as well as loans with other characteristics indicative of higher than normal credit risk, are reviewed by financial and investment management at least quarterly for purposes of establishing valuation allowances and placing loans on non-accrual status. The underlying collateral values are based upon either discounted property cash flow projections or a commonly used valuation method that utilizes a one-year projection of expected annual income divided by an expected rate of return. We had no net realized capital losses related to write-downs on mortgage loans for the year ended December 31, 2005 and had $1 million and $4 million for the years ended December 31, 2004 and 2003, respectively.

        Short-Term Investments    Our short-term investment portfolio was $3.47 billion and $4.13 billion at December 31, 2005 and 2004, respectively. We invest available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of less than one year.

        We also participate in securities lending, primarily as an investment yield enhancement, with third parties such as brokerage firms. We obtain collateral in an amount generally equal to 102% and 105% of the fair value of domestic and foreign securities, respectively, and monitor the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. The cash we receive is invested in short-term and fixed income investments, and an offsetting liability is recorded in other liabilities and accrued expense. At December 31, 2005, the amount of securities lending collateral reinvested in short-term investments had a carrying value of $650 million. This compares to $1.43 billion at December 31, 2004.

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

        Overview    We generate substantial investible funds from our Property-Liability and Allstate Financial businesses. In formulating and implementing guidelines for investing funds, we seek to earn returns that enhance our ability to offer competitive rates and prices to customers while contributing to attractive and stable profits and long-term capital growth. Accordingly, our investment decisions and objectives are a function of the underlying risks and product profiles of each business.

        Investment policies define the overall framework for managing market and other investment risks, including accountability and control over risk management activities. Subsidiaries that conduct investment activities follow policies that have been approved by their respective boards of directors. These investment policies specify the investment limits and strategies that are appropriate given the liquidity, surplus, product profile and regulatory requirements of the subsidiary. Executive oversight and investment activities are conducted primarily through subsidiaries' boards of directors and investment committees. For Allstate Financial, its asset-liability management ("ALM") policies further define the overall framework for managing market and investment risks. ALM focuses on strategies to enhance yields, mitigate investment risks and optimize capital to improve profitability and returns for Allstate Financial. Allstate Financial ALM activities follow asset-liability policies that have been approved by their respective boards of directors. These ALM policies specify limits, ranges and/or targets for investments that best meet Allstate Financial's business objectives in light of its product liabilities.

        We manage our exposure to market risk through the use of asset allocation, duration and value-at-risk limits, through the use of simulation and, as appropriate, through the use of stress tests. We have asset allocation limits that place restrictions on the total funds that may be invested within an asset class. We have duration limits on the Property-Liability and Allstate Financial investment portfolios and, as appropriate, on individual components of these portfolios. These duration limits place restrictions on the amount of interest rate risk that may be taken. Our value-at-risk limits are intended to restrict the potential loss in fair value that could arise from adverse movements in the fixed income, equity, and currency markets based on historical volatilities and correlations among market risk factors. Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by investment policies. For Allstate Financial, this day-to-day management is integrated with and informed by the activities of the ALM organization. This integration results in a prudent, methodical and effective adjudication of market risk and return, conditioned by the unique demands and dynamics of

Allstate Financial's product liabilities and supported by the application of advanced risk technology and analytics.

        Although we apply a similar overall philosophy to market risk, the underlying business frameworks and the accounting and regulatory environments differ considerably between the Property-Liability and Allstate Financial businesses affecting investment decisions and risk parameters.

        Interest rate risk is the risk that we will incur a loss due to adverse changes in interest rates. This risk arises from many of our primary activities, as we invest substantial funds in interest rate-sensitive assets and issue interest rate-sensitive liabilities, primarily in our Allstate Financial operations.

        We manage the interest rate risk in our assets relative to the interest rate risk in our liabilities. One of the measures used to quantify this exposure is duration. Duration measures the price sensitivity of the assets and liabilities to changes in interest rates. For example, if interest rates increase 100 basis points, the fair value of an asset exhibiting a duration of 5 is expected to decrease in value by approximately 5%. At December 31, 2005, the difference between our asset and liability duration was approximately 0.50, compared to a 0.84 gap at December 31, 2004. A positive duration gap indicates that the fair value of our assets is more sensitive to interest rate movements than the fair value of our liabilities.

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

        We pledge and receive collateral on certain types of derivative contracts. For futures and option contracts traded on exchanges, we have pledged securities as margin deposits totaling $33 million as of December 31, 2005. For over-the-counter derivative transactions involving interest rate swaps, foreign currency swaps, interest rate caps, interest rate floor agreements, and credit default swaps, master netting agreements are used. These agreements allow us to net payments due for transactions covered by the agreements, and when applicable, we are required to post collateral. As of December 31, 2005, we held $352 million of cash pledged by counterparties as collateral for over-the-counter instruments and did not have any collateral pledged to counterparties.

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

        Based upon the information and assumptions we use in this duration calculation, and interest rates in effect at December 31, 2005, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of the assets and liabilities by approximately $1.45 billion, compared to $1.79 billion at December 31, 2004. There are $7.04 billion of assets supporting life insurance products such as traditional and interest-sensitive life that are not financial instruments. These assets and the associated liabilities have not been included in the above estimate. The $7.04 billion of assets excluded from the calculation has decreased from the $7.32 billion reported at December 31, 2004 due to a decrease in the in-force account value of interest-sensitive life products. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting life insurance products would decrease in value by $456 million, compared to a decrease of $427 million at December 31, 2004. Also reflected in the duration calculation are the effects of a program that uses short futures to manage the Property-Liability interest rate risk exposures relative to duration targets. Based on contracts in place at December 31, 2005, we would recognize realized capital gains totaling $27 million in the event of a 100 basis point immediate, parallel interest rate increase and $27 million in realized capital losses in the event of a 100 basis point immediate, parallel interest rate decrease. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

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

        Equity price risk is the risk that we will incur losses due to adverse changes in the general levels of the equity markets. At December 31, 2005, we held approximately $4.97 billion in common stocks and $2.03 billion in other securities with equity risk (including primarily convertible securities, limited partnership funds, non-redeemable preferred securities and equity-linked notes), compared to approximately $4.88 billion in common stocks and $1.82 billion in other equity investments at December 31, 2004. Approximately 100.0% and 66.3% of these totals, respectively, represented assets of the Property-Liability operations at December 31, 2005, compared to approximately 99.8% and 65.8%, respectively, at December 31, 2004.

        At December 31, 2005, our portfolio of equity investments had a beta of approximately 0.95, compared to a beta of approximately 0.85 at December 31, 2004. Beta represents a widely used methodology to describe, quantitatively, an investment's market risk characteristics relative to an index such as the Standard & Poor's 500 Composite Price Index ("S&P 500"). Based on the beta analysis, we estimate that if the S&P 500 decreases by 10%, the fair value of our equity investments will decrease by approximately 9.5%. Likewise, we estimate that if the S&P 500 increases by 10%, the fair value of our equity investments will increase by approximately 9.5%. Based upon the information and assumptions we used to calculate beta at December 31, 2005, we estimate that an immediate decrease in the S&P 500 of 10% would decrease the net fair value of our equity investments identified above by approximately

$667 million, compared to $569 million at December 31, 2004. The selection of a 10% immediate decrease in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

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

        At December 31, 2005 and 2004, we had separate accounts assets related to variable annuity and variable life contracts with account values totaling $15.24 billion and $14.38 billion, respectively. We earn contract charges as a percentage of these account values. In the event of an immediate decline of 10% in the account values due to equity market declines, we would have earned approximately $25 million and $24 million less in fee income at December 31, 2005 and December 31, 2004, respectively.

        Variable annuity contracts sold by Allstate Financial have a GMDB and customers may have chosen to purchase an enhanced GMDB, a GMIB from 1998 to December 31, 2003, a TrueReturnSM guaranteed minimum accumulation benefit ("GMAB") beginning in 2004, and a SureIncomeSM guaranteed minimum withdrawal benefit ("GMWB") beginning in 2005. These guarantees subject us to additional equity market risk because the beneficiary or contractholder may receive a benefit that is greater than their corresponding account value. GMDBs are payable upon death. GMIBs may be exercised on or after the tenth-year anniversary (not prior to 2008) of the contract if the contractholder elects to receive a defined stream of payments ("annuitize"). GMABs are credited to the contractholder account on a contract anniversary date that is pre-determined by the contractholder, between the eighth and twentieth year after contract issue (not prior to 2012). GMABs guarantee an account value of up to 2.5 times (or 250%) of the amount deposited in the contract, depending on the amount of time the contract is in force and adherence to certain fund allocation requirements. GMWBs may be payable if the contractholder elects to take partial withdrawals. GMWBs guarantee that the contractholder can take annual partial withdrawals up to 8% of the amount deposited in the contract until their withdrawals total the initial deposit.

        In January 2004, we established reserves for GMDBs and GMIBs in conjunction with the adoption of SOP 03-1. Because of this change in accounting, guarantee payments are now recognized over future periods rather than expensed as paid. For more details about this adopted accounting guidance and the calculation of the related reserves see Notes 2 and 8 of the consolidated financial statements.

        At December 31, 2005 and 2004, the guaranteed value of the death benefits in excess of account values was estimated to be $1.52 billion and $1.80 billion, respectively, net of reinsurance. The decrease in this estimate between periods is attributable to improved equity markets during 2005 and customer surrenders of contracts with in-the-money GMDBs. In both periods, approximately half of this exposure is related to the return of deposits guarantee, while the remaining half is attributable to a death benefit guarantee greater than the original deposits. In addition to reinsurance for a portion of these benefits, we entered into various derivative instruments beginning in 2003 to offset the risk of future death claims on substantially all new business issued on or after January 1, 2003. A similar program was established for GMABs in 2004 and for GMWBs in 2005.

        In the event of an immediate decline in account values of 10% due to equity market declines, payments for guaranteed death benefits at December 31, 2005 would increase by an estimated $15 million in 2006. These payments would be charged against the related reserve rather than directly to earnings as paid. Contributions to the reserve for GMDBs would increase by a nominal amount in 2006 in the event of an immediate 10% decline in account values. The selection of a 10% immediate decrease should not be construed as our prediction of future market events, but only as an example to illustrate the potential effect on earnings and cash flow of equity market declines as a result of this guarantee. Also, our actual payment experience in the future may not be consistent with the assumptions used in the model.

        GMIB contracts that we sold provide the contractholder with the right to annuitize based on the highest account value at any anniversary date or on a guaranteed earnings rate based on the initial account value over the specified period. The guaranteed income benefit feature was first offered in our variable annuity products beginning in 1998, with guaranteed benefits available for election by contractholders ten years after issue. Accordingly, the earliest date at which benefits could become payable is 2008. Therefore, in the event of an immediate decline of 10% in contractholders' account values as of December 31, 2005 due to equity market declines, contributions to the reserve would be increased by approximately $1 million in 2006. The selection of a 10% immediate decrease should not be construed as our prediction of future market events, but only as an example to illustrate the potential effect on earnings and cash flow of equity market declines as a result of this guarantee.

        In the event of an immediate decline of 10% in GMAB and GMWB contractholders' account values as of December 31, 2005, due to equity market declines, there would be no net impact on our earnings because these benefits are hedged, however the reserve for GMABs and GMWBs would be increased by approximately $10 million and $2 million, respectively.

        In addition to our GMDB, GMIB and GMAB equity risk, at December 31, 2005 and 2004 we had approximately $2.72 billion and $2.02 billion, respectively, in equity-indexed annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500. We hedge the equity risk associated with these liabilities through the purchase and sale of equity-indexed options and futures, swap futures, and eurodollar futures, maintaining risk within specified value-at-risk limits.

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

        Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk primarily arises from our foreign equity investments, including real estate funds and our Canadian operations. We also have funding agreement programs and a small amount of fixed income securities that are denominated in foreign currencies, but we use derivatives to effectively hedge the foreign currency risk of these funding agreements and securities. At December 31, 2005 and 2004, we had approximately $1.17 billion and $1.22 billion, respectively, in funding agreements denominated in foreign currencies.

        At December 31, 2005, we had approximately $538 million in foreign currency denominated equity securities and an additional $566 million net investment in our Canadian subsidiaries. These amounts were $455 million and $567 million, respectively, at December 31, 2004. The foreign currency exposure is almost entirely in the Property-Liability business.

        Based upon the information and assumptions we used at December 31, 2005, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates that we are exposed to would decrease the value of our foreign currency denominated instruments by approximately $110 million, compared with an estimated $102 million decrease at December 31, 2004. The selection of a

10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. Our currency exposure is diversified across 34 countries, compared to 32 countries at December 31, 2004. Our largest individual currency exchange exposures at December 31, 2005 were to the Canadian dollar (52.4%) and the Euro (14.7%). The largest individual currency exchange exposures at December 31, 2004 were to the Canadian dollar (56.5%) and the British pound (11.0%). Our primary regional exposure is to Western Europe, approximately 27.2% at December 31, 2005, compared to 28.7% at December 31, 2004.

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

        Net periodic pension cost in 2006 is estimated to be $331 million based on current assumptions. Net periodic pension cost increased in 2005 and 2004 principally due to decreases in the weighted average discount rate assumption which is based on long-term interest rates, the impact of unfavorable investment returns from prior periods on the market-related value of assets, and the amortization of actuarial losses. In each of the years 2005, 2004 and 2003, net pension cost included non-cash settlement charges primarily resulting from lump sum distributions made to agents. Settlement charges are expected to continue in the future as we settle our remaining agent pension obligations by making lump sum distributions to agents.

        Amounts recorded for pension cost and minimum pension liabilities are significantly affected by fluctuations in the returns on plan assets and the amortization of unrecognized actuarial gains and losses. Plan assets sustained net losses in prior periods primarily due to declines in equity markets. These asset losses, combined with all other unrecognized actuarial gains and losses, resulted in amortization of net actuarial loss (and additional net periodic pension cost) of $135 million in 2005 and $121 million in 2004. We anticipate that the unrealized loss for our pension plans will exceed 10% of the greater of the projected benefit obligations or the market-related value of assets during the foreseeable future, resulting in additional amortization and net periodic pension cost.

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

        Holding other assumptions constant, a hypothetical decrease of 100 basis points in the weighted average discount rate would result in an increase of $58 million in net periodic pension cost and an $1.08 billion increase in the minimum pension liability after-tax as of October 31, 2005, our most recent measurement date, versus an increase of $50 million in net periodic pension cost and a $867 million increase in the minimum pension liability after-tax as of October 31, 2004. A hypothetical increase of 100 basis points in the weighted average discount rate would decrease net periodic pension cost by $45 million and would decrease the minimum pension liability after-tax by $6 million as of October 31, 2005, versus a decrease in net periodic pension cost of $41 million and a $49 million decrease in the minimum pension liability after-tax as of October 31, 2004. This non-symmetrical range results from the non-linear relationship between discount rates and pension obligations, and changes in the amortization of unrealized net actuarial gains and losses. We made contributions during 2005 sufficient to eliminate a minimum pension liability for one of our qualified pension plans. The minimum pension liability reported at December 31, 2005 relates solely to our unfunded non-qualified pension plans.

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

        Holding other assumptions constant, a hypothetical decrease of 100 basis points in the expected long-term rate of return on plan assets would result in an increase of $38 million in pension cost at October 31, 2005, compared to an increase of $37 million at October 31, 2004. A hypothetical increase of 100 basis points in the expected long-term rate of return on plan assets would result in a decrease in net periodic pension cost of $38 million at October 31, 2005, compared to a decrease of $37 million at October 31, 2004. Changes in the expected long-term rate of return on plan assets do not affect the minimum pension liability.

CAPITAL RESOURCES AND LIQUIDITY

        Capital Resources consist of shareholders' equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes. The following table summarizes our capital resources at December 31.

(in millions)	2005	2004	2003
Common stock, retained earnings and other shareholders' equity items	$18,104	$19,208	$17,809
Accumulated other comprehensive income	2,082	2,615	2,756

Total shareholders' equity	20,186	21,823	20,565
Debt	5,300	5,334	5,076

Total capital resources	$25,486	$27,157	$25,641

Ratio of debt to shareholders' equity	26.3%	24.4%	24.7%
Ratio of debt to capital resources	20.8%	19.6%	19.8%

        Shareholders' equity declined in 2005, due to net income being offset by share repurchases, decreases in unrealized net capital gains on investments and dividends paid to shareholders. Shareholders' equity increased in 2004 when compared to 2003, as net income was partially offset by share repurchases and dividends paid to shareholders. In January 2005, we commenced a $4.00 billion share repurchase program. As of December 31, 2005, this program had $1.55 billion remaining and is expected to be completed in 2006.

        Treasury stock is a component of shareholders' equity and, since 1995, we have acquired 337 million shares of our common stock at a cost of $12.39 billion, primarily as part of various stock repurchase programs. We have reissued 84 million shares since 1995, primarily associated with our equity incentive plans, the 1999 acquisition of American Heritage Life Investment Corporation ("AHL") and the redemption of certain mandatorily redeemable preferred securities.

        Debt decreased in 2005 primarily due to decreases in long-term debt partially offset by increased commercial paper borrowings. In May 2005, we issued $800 million of 5.55% Senior Notes due 2035, utilizing the registration statement filed with the SEC in August 2003. The proceeds of this issuance were used for general corporate purposes including to fund the repayment of a portion of the $900 million of 7 7/8% Senior Notes due 2005, which were repaid at their scheduled maturity, May 1, 2005. In July 2005, we liquidated our consolidated investment management VIE. As a result of the liquidation, long-term debt decreased by $279 million. We plan to use existing sources of liquidity to fund the repayment of our $550 million 5.375% senior notes due in 2006.

        Debt increased in 2004 primarily due to increases in long-term borrowings outstanding. We issued $650 million of 5.00% Senior Notes due in 2014, utilizing the registration statement filed with the SEC in June 2000. The proceeds of this issuance were used for general corporate purposes, including to facilitate the repayment of a portion of the $900 million of 7 7/8% Senior Notes due 2005 at their scheduled maturity on May 1, 2005. The increase in debt was partially offset by a decrease of $412 million related to the deconsolidation of a VIE resulting from the sale of a portion of the equity interest in the VIE.

        At December 31, 2005, we had outstanding commercial paper borrowings of $413 million with a weighted average interest rate of 4.22%.

        Financial Ratings and Strength    The following table summarizes our debt, commercial paper and insurance financial strength ratings at December 31, 2005.

	Moody's	Standard & Poor's	A.M. Best
The Allstate Corporation (senior long-term debt)	A1	A+	a
The Allstate Corporation (commercial paper)	P-1	A-1	AMB-1
Allstate Insurance Company (insurance financial strength)	Aa2	AA	A+
Allstate Life Insurance Company ("ALIC") (insurance financial strength)	Aa2	AA	A+

        Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage. We have distinct groups of subsidiaries licensed to sell property and casualty insurance in New Jersey and Florida. These groups maintain separate group ratings and are not reinsured by other Allstate subsidiaries that are not part of these respective groups. The ratings of these groups are influenced by the risks that relate distinctly to each group.

        Many mortgage companies require property owners to have insurance from an insurance carrier with a financial strength rating no lower than B+. Allstate New Jersey Insurance Company and Encompass Insurance Company of New Jersey, which write auto and homeowners insurance, are rated A- by A.M. Best. Allstate New Jersey Insurance Company also has a Demotech rating of A". Allstate Floridian, which writes primarily property insurance, has an A.M. Best rating of B+ with a negative outlook, and remains under review currently. The resolution of this review will be influenced by developments prior to the 2006 hurricane season, including Florida regulatory and legislative actions, Allstate and Allstate Floridian management actions, A.M. Best's assessment of the timing and nature of such developments and their view on the amount of capital and risk-adjusted capitalization deemed necessary to support the ratings. Allstate Floridian Insurance Company and its subsidiary, Allstate Floridian Indemnity Company, also have a Demotech rating of A'. Encompass Floridian Insurance Company and Encompass Floridian Indemnity Company, both subsidiaries of Allstate Floridian, have Demotech ratings of A. In addition, AIC committed to AFIC to make as much as $375 million of additional capital available until May 31, 2006 under specified circumstances if one or more events reduce AFIC's capital to below $272 million initially and to $225 million if subsequent events should occur. In December 2005, $159 million was contributed under this agreement. As of December 31, 2005, AFIC's statutory surplus is approximately $233 million compared to $272 million at December 31, 2004. For Allstate Floridian, premiums written during 2005 totaled $426 million and property PIF, excluding the policies that have already been ceded to Universal, was approximately 560,000 as of December 31, 2005. The extent of Allstate Floridian's management actions are expected to reduce premiums, PIF and the related amount of catastrophe exposure to a level more commensurate with Allstate Floridian's surplus, which has declined in recent years due to losses incurred related to hurricanes, and consistent with its capacity to achieve an acceptable rating from A.M. Best. For examples of such actions taken in 2005 and early 2006 see the Hurricane section of the MD&A.

        Allstate's domestic property-liability and life insurance subsidiaries prepare their statutory basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings. As of December 31, 2005, AIC's statutory surplus is approximately $14.8 billion compared to $16.9 billion at December 31, 2004. This decline is primarily due to the estimated catastrophe losses related to Hurricanes Katrina, Rita and Wilma and the payment of $3.86 billion of dividends by AIC in 2005. During 2005, The Allstate Corporation committed to contribute capital to AIC. For more details about this commitment, see Note 15 of the consolidated financial statements.

        The ratio of net premiums written to statutory surplus is a common measure of operating leverage used in the property-casualty insurance industry and serves as an indicator of a company's premium growth capacity. Ratios in excess of 3 to 1 are typically considered outside the usual range by insurance regulators and rating agencies. AIC's premium to surplus ratio was 1.8x on December 31, 2005 compared to 1.5x in the prior year.

        State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC for property-liability companies takes into account asset and credit risks but places more emphasis on underwriting factors for reserving and pricing. The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks. At December 31, 2005, the RBC for each of our domestic insurance companies was above levels that would require regulatory actions.

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

        Liquidity Sources and Uses    Our potential sources of funds principally include activities shown in the following table.

	Property- Liability	Allstate Financial	Corporate and Other
Receipt of insurance premiums	X	X
Allstate Financial contractholder fund deposits		X
Reinsurance recoveries	X	X
Receipts of principal, interest and dividends on investments	X	X	X
Sales of investments	X	X	X
Funds from investment repurchase agreements, securities lending, dollar roll, commercial paper and lines of credit agreements	X	X	X
Inter-company loans	X	X	X
Capital contributions from parent	X	X
Dividends from subsidiaries	X		X
Funds from periodic issuance of additional securities			X
Funds from the settlement of our benefit plans			X

        Our potential uses of funds principally include activities shown in the following table.

	Property- Liability	Allstate Financial	Corporate and Other
Payment of claims and related expenses	X
Payment of contract benefits, maturities, surrenders and withdrawals		X
Reinsurance cessions and payments	X	X
Operating costs and expenses	X	X	X
Purchase of investments	X	X	X
Repayment of investment repurchase agreements, securities lending, dollar roll, commercial paper and lines of credit agreements	X	X	X
Payment or repayment of inter-company loans	X	X	X
Capital contributions to subsidiaries	X		X
Dividends to shareholders	X	X	X
Tax payments/settlements	X	X	X
Share repurchases			X
Debt service expenses and repayment			X
Settlement payments of employee and agent benefit plans	X		X

        The following table summarizes consolidated cash flow activities by business unit.

	Property-Liability			Allstate Financial			Corporate and Other			Consolidated
(in millions)	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003
Net cash provided by (used in):
Operating activities	$2,872	$4,092	$3,450	$2,502	$1,916	$2,256	$231	$(540)	$(15)	$5,605	$5,468	$5,691
Investing activities	421	(1,903)	(2,344)	(4,854)	(8,039)	(6,769)	(718)	(781)	(351)	(5,151)	(10,723)	(9,464)
Financing activities	370	49	11	2,498	6,506	4,554	(3,423)	(1,252)	(888)	(555)	5,303	3,677

Net (decrease) increase in consolidated cash										$(101)	$48	$(96)

        Property-Liability      Lower operating cash flows of the Property-Liability business in 2005, compared to 2004, were primarily due to increased claim payments, partially offset by increased premiums and collections of reinsurance and other recoverables related to catastrophes. Claim payments increased as a result of Hurricanes Katrina, Rita and Wilma. Higher operating cash flows of the Property-Liability business in 2004 were primarily due to increased underwriting income despite catastrophe losses in 2004 and contributions made to our defined benefit pension plans in 2004.

        Cash provided by investing activities increased in 2005 primarily as a result of increased proceeds from sales of securities, partially offset by lower operating cash flows and higher dividends paid by AIC to its parent. Cash used in investing activities decreased in 2004, compared to 2003, primarily as a result of less underwriting income being available for investment due to higher operating cash flows offset by dividends paid by AIC to its parent.

        Cash provided by financing activities was the result of borrowing under our commercial paper program.

        Cash flows were impacted by dividends paid by AIC to its parent, The Allstate Corporation, totaling $3.86 billion, $2.49 billion and $1.27 billion in 2005, 2004 and 2003, respectively. For a description of limitations on the payment of these dividends, see Note 15 of the consolidated financial statements. Based on this limitation, without the prior approval from the Illinois Department of Insurance, AIC will not pay dividends to the Allstate Corporation until the third quarter of 2006.

        We expect that AIC will have sufficient liquidity to pay estimated catastrophe claims and claims expenses from existing sources of funds including operating cash flows, proceeds from the issuance of commercial paper and maturities and sales of investments. We expect the loss reserves from Hurricanes Katrina, Rita and Wilma to be paid during 2006.

        Allstate Financial      Higher operating cash flows for Allstate Financial in 2005, compared to 2004, primarily related to higher investment income, partially offset by lower life and annuity premiums. Lower cash flows from operating activities in 2004, compared to 2003, were primarily due to lower premium collections and higher deferrable expenses paid, partially offset by lower policy and contract benefits paid and higher interest received on fixed income securities and mortgage loans.

        Cash flows used in investing activities decreased in 2005 due to lower cash provided by financing in 2005, compared to 2004, increased proceeds from sales of securities and higher investment collections, partially offset by the investment of higher operating cash flows. Cash flows used in investing activities increased in 2004 compared to 2003 as the investment of higher financing cash flows was partially offset by lower operating cash flow.

        Lower cash flows provided by financing activities in 2005, compared to 2004, were primarily due to higher surrenders of market value adjusted annuities, lower deposits on fixed annuities and institutional products, and increased maturities of institutional products. Increased cash flows from financing activities in 2004, compared to 2003, were primarily attributable to higher deposits of fixed annuities and institutional products, partially offset by fixed annuity withdrawals and institutional product maturities. For quantification of the changes in contractholder funds, see the Allstate Financial Segment section of the MD&A.

        A portion of the Allstate Financial product portfolio, primarily fixed annuity and interest-sensitive life insurance products, is subject to surrender and withdrawal at the discretion of contractholders. The following table summarizes Allstate Financial's liabilities for these products by their contractual withdrawal provisions at December 31, 2005. Approximately 15.8% of these liabilities are subject to discretionary withdrawal without adjustment.

(in millions)	2005
Not subject to discretionary withdrawal	$16,546
Subject to discretionary withdrawal with adjustments:
Specified surrender charges(1)	24,301
Market value(2)	9,729
Subject to discretionary withdrawal without adjustments	9,464

Total Contractholder funds	$60,040

(1)
Includes $8.20 billion of liabilities with a contractual surrender charge of less than 5.0% of the account balance.

(2)
Approximately $8.61 billion of the contracts with market value adjusted surrenders have a 30-45 day period during which there is no surrender charge or market value adjustment, including approximately $1.60 billion of market-value adjusted annuities with a period commencing during 2006.

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

        Corporate and Other      Fluctuations in the Corporate and Other operating cash flows, were primarily due to the timing of intercompany settlements. Investing activities primarily relate to activity in the portfolio of Kennett Capital. Financing cash flows of the Corporate and Other segment reflect actions such as fluctuations in short-term debt, repayment of debt, proceeds from the issuance of debt, dividends to shareholders of The Allstate Corporation and share repurchases; therefore, financing cash flows are affected when we increase or decrease the level of these activities.

        We have established external sources of short-term liquidity that include a commercial paper program, lines-of-credit, dollar rolls and repurchase agreements. In the aggregate, at December 31, 2005, these sources could provide over $3.48 billion of additional liquidity. For additional liquidity, we can also issue new insurance contracts, incur additional debt and sell assets from our investment portfolio. The liquidity of our investment portfolio varies by type of investment. For example, $17.72 billion of privately placed corporate obligations that represent 15.0% of the consolidated investment portfolio, and $8.75 billion of mortgage loans that represent 7.4% of the consolidated investment portfolio, generally are considered to be less liquid than many of our other types of investments, such as our U.S. government and agencies, municipal and public corporate fixed income security portfolios. The sources of liquidity for

The Allstate Corporation include but are not limited to dividends from AIC and $2.34 billion of investments at Kennett Capital.

        We have access to additional borrowing to support liquidity as follows:

  •
  A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of December 31, 2005, the remaining borrowing capacity was $587 million; however, the outstanding balance fluctuates daily.

  •
  A five-year revolving credit facility expiring in 2009 totaling $1.00 billion to cover short-term liquidity requirements. This facility contains an increase provision that would make up to an additional $500 million available for borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt. There were no borrowings under this line of credit during 2005. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

  •
  The capacity to issue up to an additional $1.35 billion of debt securities, equity securities, warrants for debt and equity securities, trust preferred securities, stock purchase contracts and stock purchase units utilizing the shelf registration statement filed with the SEC in August 2003.

        Our only financial covenant exists with respect to our credit facility and our synthetic lease VIE obligations. The covenant requires that we not exceed a 37.5% debt to capital resources ratio as defined in the agreements. This ratio at December 31, 2005 was 21.5%. For quantification of the synthetic lease VIE obligations, see Note 11 of the consolidated financial statements.

        We closely monitor and manage our liquidity through long- and short-term planning that is integrated throughout the corporation, the business segments and investments. Allstate Financial manages the duration of assets and related liabilities through its ALM organization, using a dynamic process that addresses liquidity utilizing the investment portfolio, and components of the portfolio as appropriate, which is routinely subjected to stress testing. Allstate Protection's underwriting cash transactions comprise millions of small transactions that make it possible to statistically determine reasonable expectations of patterns of liquidity, which are subject to volatility from unpredictable catastrophe losses. Property-Liability monitors the duration of its assets and liabilities and maintains a portfolio of highly liquid fixed income and equity securities, including short-term investments, exchange-traded common stock, municipal bonds, corporate bonds, and U.S. government and government agency securities in order to address the variability of its cash flows. Discontinued Lines and Coverages' liabilities are expected to be paid over many years and do not present a significant liquidity risk. Allstate Financial and Property-Liability also have access to funds from our commercial paper program.

        Certain remote events and circumstances could constrain our liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in our long-term debt rating of A1, A+ and a (from Moody's, Standard & Poor's and A.M. Best, respectively) to non-investment grade status of below Baa3/BBB-/bb, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/A-, or a downgrade in ALIC's financial strength ratings from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. The rating agencies also consider the interdependence of our individually rated entities, therefore, a rating change in one entity could potentially affect the ratings of other related entities.

        Contractual Obligations and Commitments    Our contractual obligations as of December 31, 2005 and the payments due by period are shown in the following table.

(in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Liabilities for collateral and repurchase agreements(1)	$4,102	$4,102	$—	$—	$—
Commercial paper	413	413	—	—	—
Contractholder funds(2)	72,881	8,669	21,715	12,699	29,798
Reserve for life-contingent contract benefits(3)	28,739	1,210	3,326	2,229	21,974
Long-term debt(4)	8,790	927	534	1,180	6,149
Capital lease obligations(4)	97	12	24	24	37
Operating leases(4)	822	213	301	168	140
Unconditional purchase obligations(4)	533	225	179	98	31
Pension obligations(4)(5)	153	129	24	—	—
Reserve for property-liability insurance claims and claims expense(6)	22,117	10,368	6,288	2,317	3,144
Other liabilities and accrued expenses(7)(8)	9,941	4,113	223	159	5,446

Total Contractual Cash Obligations	$148,588	$30,381	$32,614	$18,874	$66,719

(1)
Liabilities for collateral and repurchase agreements are typically fully secured with cash or marketable securities. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business.

(2)
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life, fixed annuities, including immediate annuities without life contingencies, bank deposits and institutional products. These amounts reflect estimated cash payments to be made to policyholders and contractholders. Certain of these contracts, such as immediate annuities without life contingencies and institutional products, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of payments has been determined by the contract. Other contracts, such as interest-sensitive life and fixed deferred annuities, involve payment obligations where the amount and timing of future payments is uncertain. For these contracts and bank deposits, the Company is not currently making payments and will not make payments until (i) the occurrence of an insurable event, such as death, or (ii) the occurrence of a payment triggering event, such as the surrender of or partial withdrawal on a policy or deposit contract, which is outside of the control of the Company. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, customer lapse and withdrawal activity, and estimated additional deposits for interest-sensitive life contracts, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table of $72.88 billion exceeds the corresponding liability amounts of $60.04 billion included in the Consolidated Statements of Financial Position as of December 31, 2005 for contractholder funds. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(3)
The reserve for life-contingent contract benefits relates primarily to traditional life and immediate annuities with life contingencies and reflects the present value of estimated cash payments to be made to policyholders and contractholders. Immediate annuities with life contingencies include (i) contracts where we are currently making payments and will continue to do so until the occurrence of a specific event such as death and (ii) contracts where the timing of a portion of the payments has been determined by the contract. Other contracts, such as traditional life and supplemental accident and health insurance, involve payment obligations where the amount and timing of future payments is uncertain. For these contracts, the Company is not currently making payments and will not make payments until (i) the occurrence of an insurable event, such as death or illness, or (ii) the occurrence of a payment triggering event, such as a surrender of a policy or contract, which is outside of the control of the Company. We have estimated the timing of cash outflows related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table of $28.74 billion exceeds the corresponding liability amounts of $12.48 billion included in the Consolidated Statements of Financial Position as of December 31, 2005 for reserve for life-contingent contract benefits. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(4)
Our payment obligations relating to long-term debt, capital lease obligations, operating leases, unconditional purchase obligations and pension obligations are managed within the structure of our intermediate to long-term liquidity management program. Amount differs from the balance presented on the Consolidated Statements of Financial Position as of December 31, 2005 because the long-term debt amount above includes interest.

(5)
Pension obligations represent planned contributions to our pension plans.

(6)
Reserve for property-liability insurance claims and claims expense are an estimate of amounts necessary to settle all outstanding claims, including claims that have been incurred but not reported as of the balance sheet date. We have estimated the timing of these payments based on our historical experience and our expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above, especially for those claims that have been incurred but not reported. The reserve for property-liability insurance claims and claims expense includes loss reserves related to asbestos and environmental claims as of December 31, 2005, of $2.20 billion and $252 million, respectively.

(7)
Other liabilities primarily include accrued expenses and certain benefit obligations and claim payments and other checks outstanding. Certain of these long-term liabilities are discounted with respect to interest, as a result the sum of the cash outflows shown for all years in the table of $9.94 billion exceeds the corresponding liability amounts of $4.91 billion.

(8)
Balance sheet liabilities not included in the table above include unearned and advance premiums of $10.96 billion and deferred income taxes of $351 million. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis of accounting. In addition, other liabilities of $172 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

        Our contractual commitments as of December 31, 2005 and the payments due by period are shown in the following table.

(in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Other Commitments—Conditional(1)	$618	$552	$66	$—	$—
Other Commitments—Unconditional(1)	1,176	41	653	455	27

Total Commitments	$1,794	$593	$719	$455	$27

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

        For a more detailed discussion of our off-balance sheet arrangements, see Note 6 of the consolidated financial statements.

ENTERPRISE RISK MANAGEMENT

        Risk management is primarily employed within the business unit where the risk is undertaken. In addition, we have a senior management advisory committee called the Enterprise Risk Council ("ERC"). Although the work of the ERC is still evolving, it is responsible for assessing risks on an integrated basis across subsidiaries and various areas of responsibility within Allstate. In the vision of the ERC, enterprise risk management ("ERM") is a disciplined, holistic, and interactive approach to risk that is conducted under an overall framework which:

  •
  Provides additional factors when setting strategy across Allstate

  •
  Identifies potential events that could have a significant impact on Allstate

  •
  Manages risk consistent with Allstate's risk appetite

  •
  Provides greater assurance of achieving Allstate's objectives

  •
  Allows Allstate to achieve a return commensurate with the risks taken

        Effective risk management requires an infrastructure that includes appropriate policies, tolerances and limits; consistent ERM practices which include risk identification, evaluation, prioritization, treatment and monitoring; and effective communication and reporting. Managers in the various business units are responsible for managing, measuring, and evaluating risks as appropriate in their respective areas and that are within the risk appetite of the overall enterprise. This would include items such as establishing risk oversight committees that develop and monitor appropriate tolerances and the measurement of exposure to any catastrophe; managing the impacts to invested assets and liabilities related to changes in interest rates and equity markets through value at risk, duration and convexity metrics; and evaluating risks related to credit exposures through a credit value at risk measurement. As appropriate, consistent enterprise-wide measurement standards are applied to these key risks and are integrated into such processes as strategic and financial planning and capital management.

        For Allstate Protection, we are utilizing an internally developed stochastic model as a significant component in our determination of an appropriate level of economic capital needed, given a defined tolerance for risk. Economic capital modeling capabilities enable us to more fully understand and optimize risk/reward tradeoffs across the portfolio of businesses. The economic capital model accounts for the unique and specific nature and interaction of the risks inherent in our business. Future plans include adding to the model similar economic capital evaluations with respect to the Allstate Financial business unit and at a consolidated level so that there is a total enterprise capability.

REGULATION AND LEGAL PROCEEDINGS

        We are subject to extensive regulation and we are involved in various legal and regulatory actions, all of which have an effect on specific aspects of our business. For a detailed discussion of the legal and regulatory actions in which we are involved, see Note 13 of the consolidated financial statements.

PENDING ACCOUNTING STANDARDS

        As of December 31, 2005, there are several pending and proposed accounting standards that we have not implemented either because the standard has not been finalized or the implementation date has not yet occurred. For a discussion of these pending and proposed standards, see Note 2 of the consolidated financial statements.

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

Risks Relating to the Property-Liability business

As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events

        Because of the exposure of our property and casualty business to catastrophic events, our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made disasters, including earthquakes, volcanoes, wildfires, tornadoes, hurricanes, tropical storms and terrorism. We may continue to incur catastrophe losses in our homeowners insurance business in amounts in excess of those experienced this year, in excess of those that management projects would be incurred based on hurricane and earthquake losses which have a one percent probability of occurring on an annual aggregate countrywide basis, and in excess of those that modelers estimate would be incurred based on other levels of probability and in excess of our current reinsurance coverage limits. While we believe that our natural event catastrophe management initiatives will reduce the potential magnitude of possible future natural event losses, we continue to be exposed to catastrophes that could have a material adverse effect on operating results and financial position. For example, our historical catastrophe experience includes losses relating to Hurricane Katrina in 2005 totaling $3.6 billion, Hurricane Andrew in 1992 totaling $2.3 billion, and the Northridge earthquake of 1994 totaling $2.1 billion. We are also exposed to assessments from the CEA, and various state-created catastrophe loss management facilities, and to losses that could surpass the capitalization of these facilities. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which result in extraordinary losses or a downgrade of our debt or financial strength ratings.

        In addition, we are also subject to claims arising from weather events such as winter storms, rain, hail and high winds. The incidence and severity of weather conditions are inherently unpredictable. There is generally an increase in the frequency and severity of auto and homeowners claims when severe weather conditions occur.

The nature and level of catastrophes in any period cannot be predicted

        Although, along with others in the industry, we use models developed by third party vendors in assessing our personal lines homeowners exposure to catastrophe losses that assume various conditions and probability scenarios, such models do not necessarily accurately predict future losses or accurately measure losses currently incurred. Catastrophe models, which have been evolving since the early 1990s, use historical information about hurricanes and earthquakes and also utilize detailed information about our in-force business. While we use this information in connection with our pricing and risk management activities, there are limitations with respect to their usefulness in predicting losses in any reporting period. Examples of these limitations are significant variations in estimates between models and modelers and material increases and decreases in model results due to changes and refinements of the underlying data elements and assumptions which lead to questionable predictive capability, and post event measurements that have not been well understood or proven to be sufficiently reliable. In addition, the models are not necessarily reflective of company or state-specific policy language, demand surge and loss adjustment expenses and the occurrence of mold losses, which are subject to wide variation by storm.

Impacts of catastrophes and our catastrophe management strategy may adversely affect premium growth

        We believe that the actions we are taking to support earning an acceptable return on the risks assumed in our property business and to reduce the variability in our earnings, while providing quality protection to our customers, will be successful over the long term, however it is possible that they will have a negative impact on near-term growth and earnings. Homeowners premium growth rates and retention will be adversely impacted by adjustments to our business structure, size and underwriting practices in markets with significant catastrophe risk exposure. In addition, due to reduced cross-selling opportunities, new business growth in our auto lines could be lower than expected.

Unanticipated increases in the severity or frequency of claims may adversely affect our profitability

        Changes in the severity or frequency of claims may affect the profitability of our Allstate Protection segment. Changes in bodily injury claim severity are driven primarily by inflation in the medical sector of the economy. Changes in auto physical damage claim severity are driven primarily by inflation in auto repair costs, auto parts prices and used car prices. Changes in homeowner's claim severity are driven by inflation in the construction industry, in building materials and in home furnishings and by other economic and environmental factors, including increased demand for services and supplies in areas affected by hurricanes. However, changes in the level of the severity of claims are not limited to the effects of inflation in these various sectors of the economy. Increases in claim severity can arise from unexpected events that are inherently difficult to predict. Examples of such events include a decision in 2001 by the Georgia Supreme Court that diminished value coverage was included in auto policies under Georgia law, and the emergence of mold-related homeowners losses in the state of Texas during 2002. Although from time to time we pursue various loss management initiatives in the Allstate Protection segment in order to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity.

        Our Allstate Protection segment has experienced a decline in claim frequency. Other participants in the industry have also experienced a similar decline. We believe that this decrease may be attributable to a combination of several factors, including an increase in the level of policy deductibles chosen by policyholders, a decrease in policyholder submission of claims for minor losses, and our implementation of improved underwriting criteria. The favorable level of claim frequency we have experienced may not be sustainable over the longer term. A significant increase in claim frequency could have an adverse effect on our operating results and financial condition.

Actual claims incurred may exceed current reserves established for claims

        Recorded claim reserves in the Property-Liability business are based on our best estimates of losses, both reported and IBNR, after considering known facts and interpretations of circumstances. Internal factors are considered including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, loss management programs, product mix, and contractual terms. External factors are also considered which include but are not limited to law changes, court decisions, changes to regulatory requirements and economic conditions. Because reserves are estimates of the unpaid portion of losses that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded reserves and such variance may adversely affect our operating results and financial condition.

        Management believes the estimated claim reserves related to Hurricanes Katrina, Rita, and Wilma are appropriately established and recorded based on available facts, information, laws and regulations. However, actual results may differ materially from the amounts recorded for a variety of reasons: our policyholders' ability to report and our ability to adjust claims were impeded by the extent of the devastation, the size of the area affected, and the fact that some communities were hit by more than one storm; it is particularly difficult to assess the extent of damage in the initial stages of adjusting residential property losses; our estimate for the ultimate costs of repairs may not prove to be correct because of increased demand for services and supplies in the areas affected by a hurricane; the number of IBNR claims may be greater or less than anticipated; the need to have more claims adjusters to handle the large number of claims has increased pressure on our catastrophe claims settlement management process; and litigation has been filed, which if ultimately decided against us, could lead to a material increase in our catastrophe claims and claims expense estimate.

        Losses from catastrophes on policies Allstate sells and administers as a participant in the NFIP program are reported in our reserves for claims and claims expense and in our reinsurance recoverable. Since the level of NFIP claim activity that we experienced in 2005 is unprecedented, in subsequent fiscal quarters we may need to increase the amount of IBNR and related reinsurance recoverable. However, because the federal government is responsible for paying all such claims, we do not expect that any such increases will affect net income or shareholders' equity. Additionally, the expense allowances we receive from NFIP may ultimately be determined to be either insufficient to meet our incremental expense or may prove to be in excess of such expense.

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

Regulation limiting rate increases and requiring us to underwrite business and participate in loss sharing arrangements may decrease our profitability

        From time to time, political events and positions affect the insurance market, including efforts to suppress rates to a level that may not allow us to reach targeted levels of profitability. For example, when

Allstate Protection's loss ratio compares favorably to that of the industry, state regulatory authorities may resist or delay our efforts to raise rates in the future even if the property and casualty industry generally is not experiencing regulatory resistance to rate increases, impose rate rollbacks or require us to pay premium refunds to policyholders. Such resistance affects our ability in all product lines to obtain approval for rate changes that may be required to achieve targeted levels of profitability and returns on equity. Our ability to afford reinsurance required to reduce our catastrophe risk in designated areas may be dependent upon the ability to adjust rates for its cost.

        In addition to regulating rates, certain states have enacted laws that require a property-liability insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities and joint underwriting associations or require the insurer to offer coverage to all consumers, often restricting an insurer's ability to charge the price it might otherwise charge. In these markets, we may be compelled to underwrite significant amounts of business at lower than desired rates, possibly leading to an unacceptable return on equity. Laws and regulations of many states also limit an insurer's ability to withdraw from one or more lines of insurance in the state, except pursuant to a plan that is approved by the state insurance department. Additionally, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the state. Our operating results and financial condition could be adversely affected by any of these factors.

We are subject to assessments from state insurance facilities

        We are currently monitoring developments with respect to various state facilities such as guaranty funds, LA Citizens, FL Citizens, the Mississippi Windstorm Underwriting Association, the Mississippi Residential Underwriting Association, the Alabama Insurance Underwriting Association, the Texas FAIR Plan Association and the Texas Windstorm Insurance Association. The ultimate impact of Hurricanes Katrina, Rita and Wilma on these facilities is currently uncertain, but could result in the facilities recognizing a financial deficit or a financial deficit greater than the level currently estimated. They may, in turn, have the ability to assess participating insurers when financial deficits occur, adversely affecting our results of operations. These facilities are generally designed so that the ultimate cost is borne by policyholders.

        Allstate and other insurance companies writing residential property policies in Florida, including FL Citizens, must participate in the FHCF, which potentially reimburses companies for their qualifying losses at various participating percentages above required retention levels subject to maximum reimbursement amounts. Allstate and these other companies currently have reimbursement recoverable balances from the FHCF for the 2004 and 2005 hurricane losses in Florida. If the FHCF does not have sufficient funds to pay its ultimate reimbursement obligations, it has the authority to issue bonds. Such bonds are funded by assessments on all property and casualty premiums in the state, except workers' compensation, medical malpractice and accident and health insurance. By law, these assessments are the obligation of insurance policyholders which insurance companies must collect. Companies are required to collect the FHCF assessments directly from residential property policyholders and remit them to the FHCF as they are collected.

        The exposure to assessments and the availability of recoupments or premium rate increases from these facilities may not offset each other in the Company's financial statements. Moreover, even if they do offset each other, they may not offset each other in financial statements for the same fiscal period due to the ultimate timing of the assessments and recoupments or premium rate increases, as well as the possibility of policies not being renewed in subsequent years.

The potential benefits of implementing Tiered Pricing may not be fully realized

        We believe that Tiered Pricing and underwriting (including SRM which, in some situations, considers information that is obtained from credit reports among other factors) has allowed us to be more competitive and operate more profitably. However, because some of our competitors have adopted underwriting criteria and tiered pricing models similar to those we use and because other competitors may follow suit, we may lose our competitive advantage. Further, the use of insurance scoring from information that is obtained from credit reports as a factor in underwriting and pricing has at times been challenged by regulators, legislators, litigants and special interest groups in various states. Competitive pressures could also force us to modify our Tiered Pricing model. Furthermore, because we have been using Tiered Pricing only for the last several years, we can not be assured that Tiered Pricing models will accurately reflect the level of losses that we will ultimately incur from the mix of new business generated. Moreover, to the extent that competitive pressures limit our ability to attract new customers, our expectation that the amount of business written using Tiered Pricing will increase may not be realized.

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

Risks Relating to the Allstate Financial Segment

Changes in underwriting and actual experience could materially affect profitability

        Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity, persistency and operating costs and expenses of the business. Management establishes target returns for each product based upon these factors and the average amount of capital that the company must hold to support in-force contracts, satisfy rating agencies and meet regulatory requirements. We monitor and manage our pricing and overall sales mix to achieve target returns on a portfolio basis. Profitability from new business emerges over a period of years depending on the nature and life of the product and is subject to variability as actual results may differ from pricing assumptions.

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

Changes in market interest rates may lead to a significant decrease in the sales and profitability of spread-based products

        Our ability to manage the Allstate Financial investment margin for spread-based products, such as fixed annuities and institutional products, is dependent upon maintaining profitable spreads between investment yields and interest crediting rates. As interest rates decrease or remain at low levels, proceeds from investments that have matured, prepaid or been sold may be reinvested at lower yields, reducing investment margin. Lowering interest crediting rates can offset decreases in investment margin on some products. However, these changes could be limited by market conditions, regulatory or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields. Decreases in the rates offered on products in the financial segment could make those products less attractive, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products. Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium- and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new customer deposits. Increases in market interest rates can also have negative effects on Allstate Financial, for example by increasing the attractiveness of other investments to our customers, which can lead to higher surrenders at a time when the segment's fixed income investment asset values are lower as a result of the increase in interest rates. For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind market yields. We may react to market conditions by increasing crediting rates, which could narrow spreads. Unanticipated surrenders could result in DAC unlocking or affect the recoverability of DAC and thereby increase expenses and reduce profitability.

Declining equity markets may reduce both sales of products and income from contract charges and may adversely affect operating results and financial condition

        Conditions in the domestic and international stock markets affect the sale and profitability of Allstate Financial's variable annuities. In general, sales of variable annuities decrease when stock markets are declining over an extended period of time. The effect of decreasing separate accounts balances resulting from volatile equity markets, lower underlying fund performance or declining consumer confidence could cause contract charges earned to decrease. In addition, it is possible that the assumptions and projections we use to establish prices for GMDB, GMIB, GMAB and GMWB products, particularly assumptions and projections about investment performance, do not accurately reflect the level of costs that we will ultimately incur in providing those benefits, resulting in adverse margin trends. These factors may result in accelerated DAC amortization and require increases in reserves, which would reduce statutory capital and surplus and/or Allstate Financial's net income. Poor fund performance could also result in higher partial withdrawals of account value which, for some contracts, do not reduce the GMDB by a proportional amount.

Changes in estimates of profitability on interest-sensitive life, fixed and variable annuities and other investment products may have an adverse effect on results through increased amortization of DAC

        DAC related to interest-sensitive life, fixed and variable annuities and other investment contracts is amortized in proportion to AGP and EGP over the estimated lives of the contracts. Assumptions underlying EGP, including those relating to margins from mortality, investment margin, contract administration, surrender and other contract charges, are updated from time to time in order to reflect actual and expected experience and its potential effect on the valuation of DAC. Updates to these assumptions could result in DAC unlocking, which in turn could adversely affect our operating results and financial condition.

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

Changes in tax laws may decrease sales and profitability of products

        Under current federal and state income tax law, certain products we offer, primarily life insurance and annuities, receive favorable tax treatment. This favorable treatment may give certain of our products a competitive advantage over noninsurance products. Congress from time to time considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. Congress also considers proposals to reduce the taxation of certain products or investments that may compete with life insurance and annuities. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of our products making them less competitive. Such proposals, if adopted, could have a material adverse effect on our financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

Actions taken to simplify our business model and improve profitability may not be successful and may result in losses and costs

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

Risks Relating to the Insurance Industry

Our future results are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive

        The insurance industry is highly competitive. Our competitors include other insurers and, because many of our products include a savings or investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions. Many of our competitors have well-established national reputations and market similar products. Because of the competitive nature of the insurance industry, including competition for producers such as exclusive and independent agents, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressure will not have a material adverse effect on our business, operating results or financial condition. The ability of banks to affiliate with insurers may have a material adverse effect on all of our product lines by substantially increasing the number, size and financial strength of potential competitors. Furthermore, certain competitors operate using a mutual insurance company structure and therefore, may have dissimilar profitability and return targets.

We are subject to market risk and declines in credit quality

        We are subject to market risk, the risk that we will incur losses due to adverse changes in equity, interest, commodity or foreign currency exchange rates and prices. Our primary market risk exposures are to changes in interest rates and equity prices and, to a lesser degree, changes in foreign currency exchange rates and commodity prices. For additional information on market risk, see the "Market Risk" section of MD&A.

        A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new investments that may yield less than the portfolio's average rate. In a declining interest rate environment, borrowers may prepay or redeem securities more quickly than expected as they seek to refinance at lower rates. A decline could also cause the purchase of longer-term assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. An increase in market interest rates could have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio. Increases in interest rates also may lead to an increase in policy loans, surrenders and withdrawals that generally would be funded at a time when fair values of fixed income securities are lower. A declining equity market could also cause the investments in our pension plans to decrease below the accumulated benefit obligation, resulting in additional pension liability and expense and increasing required contributions to the pension plans. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities, including realized losses relating to derivative strategies not adequately addressing portfolio risks.

Concentration of our investment portfolios in any particular segment of the economy may have adverse effects

        The concentration of our investment portfolios in any particular industry, group of related industries or geographic sector could have an adverse effect on our investment portfolios and consequently on our results of operations and financial position. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative impact on any particular industry, group of related industries or geographic region may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated rather than diversified.

We may suffer losses from litigation

        As is typical for a large company, we are involved in a substantial amount of litigation, including class action litigation challenging a range of company practices. In the event of an unfavorable outcome in one or more of these matters the ultimate liability may be in excess of amounts currently reserved and may be material to our operating results or cash flows for a particular quarter or annual period. For a description of our current legal proceedings, see Note 13 of the consolidated financial statements.

        In some circumstances, we may be able to collect on third-party insurance that we carry to recover all or part of the amounts that we pay in judgments, settlements and litigation expenses. However, we may not be able to resolve issues concerning the availability, if any, or the ability to collect such insurance concurrently with the underlying litigation. Consequently, the timing of the resolution of a particular piece of litigation and the determination of our insurance recovery with respect to that litigation may not coincide and, therefore, may be reflected in our financial statements in different fiscal quarters.

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

Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business

        Market conditions beyond our control determine the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our exposure risk, reduce our insurance writings, or develop or seek other alternatives.

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

The continued threat of terrorism and ongoing military actions may adversely affect the level of claim losses we incur and the value of our investment portfolio

        The continued threat of terrorism, both within the United States and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and losses from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by the continued threat of terrorism. We seek to mitigate the potential impact of terrorism on our commercial mortgage portfolio by limiting geographical concentrations in key metropolitan areas and by requiring terrorism insurance to the extent that it is commercially available. Additionally, in the event that a terrorist act occurs, both Allstate Protection and Allstate Financial could be adversely affected, depending on the nature of the event.

Any decrease in our financial strength ratings may have an adverse effect on our competitive position

        Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital; a change in a rating agency's determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer's investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under the insurer's control. The insurance financial strength ratings of both AIC and ALIC are A+, AA and Aa2 from A.M. Best, Standard & Poor's and Moody's, respectively. Several other affiliates have been assigned their own financial strength ratings by one or more rating agencies. Because all of these ratings are subject to continuous review, the retention of these ratings cannot be assured. A multiple level downgrade in any of these ratings could have a material adverse effect on our sales, our competitiveness, the marketability of our product offerings, and our liquidity, operating results and financial condition.

Changes in accounting standards issued by the Financial Accounting Standards Board ("FASB") or other standard-setting bodies may adversely affect our financial statements

        Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards from time to time issued by recognized authoritative bodies, including the FASB. It is possible that future changes we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our results and financial condition. For a description of potential changes in accounting standards that could affect us currently, see Note 2 of the consolidated financial statements.

The ability of our subsidiaries to pay dividends may affect our liquidity and ability to meet our obligations

        The Allstate Corporation is a holding company with no significant operations. The principal asset is the stock of its subsidiaries. As a result of the capital support agreement with AIC, in certain circumstances it could be compelled in 2006 to make a capital contribution that would be completed out of The Allstate Corporation's available sources of liquidity. State insurance regulatory authorities limit the payment of dividends by insurance subsidiaries, as described in Note 15 of the consolidated financial statements. In addition, competitive pressures generally require the subsidiaries to maintain insurance financial strength ratings. These restrictions and other regulatory requirements affect the ability of the subsidiaries to make dividend payments. Limits on the ability of the subsidiaries to pay dividends could adversely affect our liquidity, including our ability to pay dividends to shareholders, service our debt and complete repurchase programs in the timeframe expected.

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

Item 8.    Financial Statements and Supplementary Data

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions except per share data)	2005	2004	2003
Revenues
Property-liability insurance premiums (net of reinsurance ceded of $586, $399, and $298)	$27,039	$25,989	$24,677
Life and annuity premiums and contract charges (net of reinsurance ceded of $696, $608, and $485)	2,049	2,072	2,304
Net investment income	5,746	5,284	4,972
Realized capital gains and losses	549	591	196

	35,383	33,936	32,149

Costs and expenses
Property-liability insurance claims and claims expense (net of reinsurance recoveries of $4,017, $1,599, and $455)	21,175	17,843	17,432
Life and annuity contract benefits (net of reinsurance recoveries of $585, $483, and $366)	1,615	1,618	1,851
Interest credited to contractholder funds	2,403	2,001	1,846
Amortization of deferred policy acquisition costs	4,721	4,465	4,058
Operating costs and expenses	2,997	3,040	3,001
Restructuring and related charges	41	51	74
Interest expense	330	308	275

	33,282	29,326	28,537

Loss on disposition of operations	(13)	(24)	(41)

Income from operations before income tax expense, dividends on preferred securities, and cumulative effect of change in accounting principle, after-tax	2,088	4,586	3,571
Income tax expense	323	1,230	846
Dividends on preferred securities of subsidiary trusts	—	—	(5)

Income before cumulative effect of change in accounting principle, after-tax	1,765	3,356	2,720
Cumulative effect of change in accounting principle, after-tax	—	(175)	(15)

Net income	$1,765	$3,181	$2,705

Earnings per share:
Net income per share—Basic	$2.67	$4.57	$3.85

Net income per share—Diluted	$2.64	$4.54	$3.83

Weighted average shares—Basic	661.7	695.6	703.5

Weighted average shares—Diluted	667.3	700.3	706.2

Cash dividends declared per share	$1.28	$1.12	$0.92

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2005	2004	2003
Net income	$1,765	$3,181	$2,705
Other comprehensive (loss) income, after-tax
Changes in:
Unrealized net capital gains and losses	(898)	(137)	523
Unrealized foreign currency translation adjustments	6	26	39
Minimum pension liability adjustment	359	(30)	461

Other comprehensive (loss) income, after-tax	(533)	(141)	1,023

Comprehensive income	$1,232	$3,040	$3,728

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(in millions except par value data)	2005	2004
Assets
Investments
Fixed income securities, at fair value (amortized cost $94,777 and $90,657)	$98,065	$95,715
Equity securities, at fair value (cost $4,873 and $4,566)	6,164	5,895
Mortgage loans	8,748	7,856
Short-term	3,470	4,133
Other	1,850	1,931

Total investments	118,297	115,530
Cash	313	414
Premium installment receivables, net	4,739	4,721
Deferred policy acquisition costs	5,802	4,968
Reinsurance recoverables, net	5,180	4,323
Accrued investment income	1,074	1,014
Property and equipment, net	1,040	1,018
Goodwill	825	825
Other assets	3,567	2,535
Separate Accounts	15,235	14,377

Total assets	$156,072	$149,725

Liabilities
Reserve for property-liability insurance claims and claims expense	$22,117	$19,338
Reserve for life-contingent contract benefits	12,482	11,754
Contractholder funds	60,040	55,709
Unearned premiums	10,294	9,932
Claim payments outstanding	1,263	787
Other liabilities and accrued expenses	8,804	9,842
Deferred income taxes	351	829
Short-term debt	413	43
Long-term debt	4,887	5,291
Separate Accounts	15,235	14,377

Total liabilities	135,886	127,902

Commitments and Contingent Liabilities (Notes 6, 7 and 13)
Shareholders' Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 646 million and 683 million shares outstanding	9	9
Additional capital paid-in	2,836	2,685
Retained income	24,962	24,043
Deferred compensation expense	(128)	(157)
Treasury stock, at cost (254 million and 217 million shares)	(9,575)	(7,372)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	2,090	2,988
Unrealized foreign currency translation adjustments	22	16
Minimum pension liability adjustment	(30)	(389)

Total accumulated other comprehensive income	2,082	2,615

Total shareholders' equity	20,186	21,823

Total liabilities and shareholders' equity	$156,072	$149,725

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	December 31,
(in millions except per share data)	2005	2004	2003
Common stock	$9	$9	$9

Additional capital paid-in
Balance, beginning of year	2,685	2,614	2,599
Redemption of shareholder rights	—	—	(7)
Equity incentive plans activity	151	71	22

Balance, end of year	2,836	2,685	2,614

Retained income
Balance, beginning of year	24,043	21,641	19,584
Net income	1,765	3,181	2,705
Dividends ($1.28, $1.12, and $.92 per share, respectively)	(846)	(779)	(648)

Balance, end of year	24,962	24,043	21,641

Deferred compensation expense
Balance, beginning of year	(157)	(194)	(178)
Restricted stock activity, net	(25)	(22)	(104)
Amortization and reductions	54	59	88

Balance, end of year	(128)	(157)	(194)

Treasury stock
Balance, beginning of year	(7,372)	(6,261)	(6,309)
Shares acquired	(2,484)	(1,373)	(153)
Shares reissued under equity incentive plans, net	281	262	201

Balance, end of year	(9,575)	(7,372)	(6,261)

Accumulated other comprehensive income
Balance, beginning of year	2,615	2,756	1,733
Change in unrealized net capital gains and losses	(898)	(137)	523
Change in unrealized foreign currency translation adjustments	6	26	39
Change in minimum pension liability adjustment	359	(30)	461

Balance, end of year	2,082	2,615	2,756

Total shareholders' equity	$20,186	$21,823	$20,565

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2005	2004	2003
Cash flows from operating activities
Net income	$1,765	$3,181	$2,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(67)	(4)	(3)
Realized capital gains and losses	(549)	(591)	(196)
Loss on disposition of operations	13	24	41
Cumulative effect of change in accounting principle	—	175	15
Interest credited to contractholder funds	2,403	2,001	1,846
Changes in:
Policy benefit and other insurance reserves	2,868	1,680	1,127
Unearned premiums	354	614	546
Deferred policy acquisition costs	(243)	(443)	(414)
Premium installment receivables, net	(15)	(345)	(284)
Reinsurance recoverables, net	(858)	(1,052)	(227)
Income taxes payable	(744)	11	582
Other operating assets and liabilities	678	217	(47)

Net cash provided by operating activities	5,605	5,468	5,691

Cash flows from investing activities
Proceeds from sales
Fixed income securities	21,926	19,839	20,298
Equity securities	4,829	4,580	2,700
Investment collections
Fixed income securities	6,038	5,904	6,652
Mortgage loans	1,267	772	733
Investment purchases
Fixed income securities	(31,144)	(33,720)	(35,627)
Equity securities	(4,895)	(4,659)	(3,351)
Mortgage loans	(2,171)	(2,106)	(1,175)
Change in short-term investments, net	(621)	(1,098)	419
Change in other investments, net	(124)	(35)	56
Acquisitions, net of cash received	(60)	—	—
Purchases of property and equipment, net	(196)	(200)	(169)

Net cash used in investing activities	(5,151)	(10,723)	(9,464)

Cash flows from financing activities
Change in short-term debt, net	370	40	(276)
Proceeds from issuance of long-term debt	789	647	410
Repayment of long-term debt	(1,205)	(19)	(332)
Contractholder fund deposits	12,004	13,616	10,373
Contractholder fund withdrawals	(9,444)	(7,088)	(5,794)
Dividends paid	(830)	(756)	(633)
Treasury stock purchases	(2,484)	(1,373)	(153)
Other	245	236	82

Net cash (used in) provided by financing activities	(555)	5,303	3,677

Net (decrease) increase in cash	(101)	48	(96)
Cash at beginning of year	414	366	462

Cash at end of year	$313	$414	$366

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

        To conform to the 2005 presentation, certain amounts in the prior years' consolidated financial statements and notes have been reclassified.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Nature of operations

        Allstate is engaged, principally in the United States, in the property-liability insurance, life insurance, retirement and investment product business. Allstate's primary business is the sale of private passenger auto and homeowner's insurance. The Company also sells several other personal property and casualty insurance products, life insurance, annuities, funding agreements, and select commercial property and casualty coverages. Allstate primarily distributes its products through exclusive agencies, financial specialists and independent agencies.

        The Allstate Protection segment principally sells private passenger auto and homeowner's insurance, with earned premiums accounting for approximately 76% of Allstate's 2005 consolidated revenues. Allstate was the country's second largest insurer for both private passenger auto and homeowners insurance as of December 31, 2004. Allstate Protection, through several companies, is authorized to sell certain property-liability products in all 50 states, the District of Columbia and Puerto Rico. The Company is also authorized to sell certain insurance products in Canada. For 2005, the top geographic locations for premiums earned by the Allstate Protection segment were California, New York, Texas, Florida and Pennsylvania. No other jurisdiction accounted for more than 5% of premiums earned for Allstate Protection.

        Allstate has exposure to catastrophes, an inherent risk of the property-liability insurance business, which have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company's results of operations and financial position (see Note 7). The level of catastrophic loss and weather-related losses (wind, hail, lightning and freeze losses) experienced in any year cannot be predicted and could be material to results of operations and financial position. The Company considers the greatest areas of potential catastrophe losses due to hurricanes to generally be major metropolitan centers in counties along the eastern and gulf coasts of the United States. Policies in force attributable to counties along the eastern and gulf coasts, including the entire state of Florida, represented approximately 25% of total homeowners policies in force during 2005. The Company considers the greatest areas of potential catastrophe losses due to earthquakes to be major metropolitan areas near fault lines in the states of California, Oregon, Washington, South Carolina, Missouri, Kentucky and Tennessee. Premiums written attributable to earthquake coverage totaled approximately $60 million in 2005. The Company also has exposure to environmental and asbestos claims and other discontinued lines exposures (see Note 13).

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

        Allstate Financial, through several companies, is authorized to sell life insurance and retirement products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. For 2005, the top geographic locations for statutory premiums and annuity considerations for the Allstate Financial segment were Delaware, California, New York and Florida. No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations for Allstate Financial. Allstate Financial distributes its products to individuals through multiple intermediary distribution channels, including Allstate exclusive agencies, independent agencies, global and national banks, national and regional broker-dealers, and specialized structured settlement brokers. Allstate Financial sells products through independent agencies affiliated with master brokerage agencies. Independent workplace enrolling agencies and Allstate exclusive agencies also sell Allstate Financial's supplemental accident and health insurance products to employees of small and medium size firms. Allstate Financial sells funding agreements to unaffiliated trusts used to back medium-term notes issued to institutional and individual investors. Banking products and services are sold through the Allstate Bank. Although the Company currently benefits from agreements with financial services entities that market and distribute its products, change in control of these non-affiliated entities could negatively impact Allstate Financial's sales.

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

2.     Summary of Significant Accounting Policies

Investments

        Fixed income securities include bonds, mortgage-backed and asset-backed securities, bank loans, which are primarily senior secured corporate loans, and redeemable preferred stocks. Fixed income securities may be sold prior to their contractual maturity ("available for sale") and are carried at fair value, with the exception of bank loans that are carried at amortized cost. The fair value of publicly traded fixed income securities is based upon independent market quotations. The fair value of non-publicly traded securities is based on either widely accepted pricing valuation models which use internally developed ratings and independent third party data (e.g., term structures of interest rates and current publicly traded bond prices) as inputs or independent third party pricing sources. The valuation models use indicative information such as ratings, industry, coupon and maturity along with related third party data and publicly traded bond prices to determine security specific spreads. These spreads are then adjusted for illiquidity based on historical analysis and broker surveys. The difference between amortized cost and fair value, net of deferred income taxes, certain life and annuity deferred policy acquisition costs, certain deferred sales inducement costs, and certain reserves for life-contingent contract benefits, are reflected as a component of accumulated other comprehensive income. Cash received from calls, principal payments and make-whole payments is reflected as a component of proceeds from sales. Cash received from maturities and pay-downs is reflected as a component of investment collections.

        Equity securities include common and non-redeemable preferred stocks, real estate investment trust equity investments and limited partnership interests. Common and non-redeemable preferred stocks and real estate investment trust equity investments are classified as available for sale and are carried at fair value. The difference between cost and fair value, net of deferred income taxes, is reflected as a component of accumulated other comprehensive income. Investments in limited partnership interests are accounted for in accordance with the equity method of accounting except for instances in which the Company's interest is so minor that it exercises virtually no influence over operating and financial policies, in which case, the Company applies the cost method of accounting.

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

        Short-term investments are carried at cost or amortized cost that approximates fair value, and include the reinvestment of collateral received in connection with securities lending activities, funds received in connection with securities repurchase agreements and collateral received from counterparties related to derivative transactions. For these transactions, the Company records an offsetting liability in other liabilities and accrued expenses for the Company's obligation to return the collateral or funds received. We also purchase securities under agreements to resell. Other investments, which consist primarily of policy loans, are carried at the unpaid principal balances.

        Investment income consists primarily of interest and dividends, net investment income from partnership interests and income from certain derivative transactions. Interest is recognized on an accrual basis and dividends are recorded at the ex-dividend date. Interest income on mortgage-backed and asset-backed securities is determined using the effective yield method, considering estimated principal repayments. Interest income on certain beneficial interests in securitized financial assets is determined using the prospective yield method, based upon projections of expected future cash flows. Income from investments in partnership interests, accounted for on the cost basis, is recognized upon receipt of amounts distributed by the partnerships as income. Accrual of income is suspended for fixed income securities and mortgage loans that are in default or when the receipt of interest payments is in doubt.

        Realized capital gains and losses include gains and losses on investment dispositions, write-downs in value due to other than temporary declines in fair value and changes in the fair value of certain derivatives. Dispositions include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. Realized capital gains and losses on investment dispositions are determined on a specific identification basis.

        The Company recognizes other-than-temporary impairment losses on fixed income, equity securities and short-term investments when the decline in fair value is deemed other than temporary (see Note 5).

Derivative and embedded derivative financial instruments

        Derivative financial instruments include swaps, futures, options (including swaptions), interest rate caps and floors, warrants, certain forward contracts for purchases of to-be-announced ("TBA") mortgage securities, certain investment risk transfer reinsurance agreements, forward sale commitments and certain bond forward purchase commitments, mortgage funding commitments and mortgage forward sale commitments. Derivatives that are required to be separated from the host instrument and accounted for as derivative financial instruments ("subject to bifurcation") are embedded in convertible and other fixed income securities, equity-indexed life and annuity contracts, certain variable life and annuity contracts and certain funding agreements (see Note 6).

        All derivatives are accounted for on a fair value basis and reported as other investments, other assets, other liabilities and accrued expenses or contractholder funds. Embedded derivative instruments subject to bifurcation are also accounted for on a fair value basis and are reported together with the host contracts. The change in the fair value of derivatives embedded in certain fixed income securities and subject to bifurcation is reported in realized capital gains and losses. The change in the fair value of derivatives embedded in liabilities and subject to bifurcation is reported in life and annuity contract benefits, interest credited to contractholder funds or realized capital gains and losses.

        When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges. The hedged item may be either all or a specific portion of a recognized asset, liability or an unrecognized firm commitment attributable to a particular risk. At the inception of the hedge, the Company formally documents the hedging relationship and risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the methodology used to assess how effective the hedging instrument is in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk, or in the case of a cash flow hedge, the exposure to changes in the hedged item's or transaction's variability in cash flows attributable to the hedged risk. The Company does not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, the Company confirms that the hedging instrument continues to be highly effective in offsetting the hedged risk. Ineffectiveness in fair value hedges and cash flow hedges is reported in realized capital gains and losses. The hedge ineffectiveness reported as realized capital gains and losses amounted to losses of $7 million and $1 million in 2005 and 2004, respectively, and gains of $9 million in 2003.

        Fair value hedges      The Company designates certain of its interest rate and foreign currency swap contracts and certain investment risk transfer reinsurance agreements as fair value hedges when the hedging instrument is highly effective in offsetting the risk of changes in the fair value of the hedged item.

        For hedging instruments used in fair value hedges, when the hedged items are investment assets or a portion thereof, the change in the fair value of the derivatives is reported in net investment income, together with the change in the fair value of the hedged items. The change in the fair value of hedging instruments used in fair value hedges of contractholder funds liabilities or a portion thereof is reported in interest credited to contractholder funds, together with the change in the fair value of the hedged item. Accrued periodic settlements on swaps are reported together with the changes in fair value of the swaps in net investment income, interest credited to contractholder funds or interest expense. The book value of the hedged asset or liability is adjusted for the change in the fair value of the hedged risk.

        Cash flow hedges      The Company designates certain of its foreign currency swap contracts and bond forward commitments as cash flow hedges when the hedging instrument is highly effective in offsetting the exposure of variations in cash flows for the hedged risk that could affect net income. The Company's cash flow exposure may be associated with an existing asset, liability or a forecasted transaction including the issuance of corporate debt. Anticipated transactions must be probable of occurrence and their significant terms and specific characteristics must be identified.

        For hedging instruments used in cash flow hedges, the changes in fair value of the derivatives are reported in accumulated other comprehensive income. Amounts are reclassified to net investment income, realized capital gains and losses or interest expense as the hedged transaction affects net income or when the forecasted transaction affects net income. Accrued periodic settlements on derivatives used in cash flow hedges are reported in net investment income. The amount reported in accumulated other comprehensive income for a hedged transaction is limited to the lesser of the cumulative gain or loss on the derivative less the amount reclassified to net income; or the cumulative gain or loss on the derivative needed to offset the cumulative change in the expected future cash flows on the hedged transaction from inception of the hedge less the derivative gain or loss previously reclassified from accumulated other comprehensive income to net income. If the Company expects at any time that the loss reported in accumulated other comprehensive income would lead to a net loss on the combination of the hedging instrument and the hedged transaction which may not be recoverable, a loss is recognized immediately in realized capital gains and losses. If an impairment loss is recognized on an asset or an additional obligation is incurred on a liability involved in a hedge transaction, any offsetting gain in accumulated other comprehensive income is reclassified and reported together with the impairment loss or recognition of the obligation.

        Termination of hedge accounting      If, subsequent to entering into a hedge transaction, the derivative becomes ineffective (including if the hedged item is sold or otherwise extinguished, the occurrence of a hedged forecasted transaction is no longer probable, or the hedged asset becomes impaired), the Company may terminate the derivative position. The Company may also terminate derivative instruments or redesignate them as non-hedge as a result of other events or circumstances. If the derivative financial instrument is not terminated when a fair value hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a fair value hedge is no longer effective, is redesignated as a non-hedge, or when the derivative has been terminated, the gain or loss recognized on the item being hedged and used to adjust the book value of the asset, liability or portion thereof is amortized over the remaining life of the hedged item to net investment income, interest credited to contractholder funds or interest expense beginning in the period that hedge accounting is no longer applied. If the hedged item of a fair value hedge is an asset, which has become impaired, the adjustment made to the book value of the asset is subject to the accounting policies applied to impaired assets. When a derivative financial instrument used in a cash flow hedge of an existing asset or liability is no longer effective or is terminated, the gain or loss recognized on the derivative is reclassified from accumulated other comprehensive income to net income as the hedged risk impacts net income, beginning in the period hedge accounting is no longer applied or the derivative instrument is terminated. If the derivative financial instrument is not terminated when a cash flow hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a derivative financial instrument used in a cash flow hedge of a forecasted transaction is terminated because the forecasted transaction is no longer probable, the gain or loss recognized on the derivative is immediately reclassified from accumulated other comprehensive income to realized capital gains and losses in the period that hedge accounting is no longer applied. If the cash flow hedge is no longer effective, the gain or loss recognized on the derivative is reclassified from accumulated other comprehensive income to net income as the remaining hedged item affects net income.

        Non-hedge derivative financial instruments      The Company also has certain derivatives that are used in interest rate, equity price and credit risk management strategies for which hedge accounting is not applied. These derivatives primarily consist of certain interest rate and total return swap agreements, equity, commodity and financial futures contracts, interest rate cap and floor agreements, swaptions, foreign currency forward and option contracts, certain forward contracts for TBA mortgage securities and credit default swaps.

        The Company replicates fixed income securities using a combination of a credit default swap and one or more highly rated fixed income securities to synthetically replicate the economic characteristics of one or more cash market securities. Fixed income securities are replicated when they are either unavailable in the cash market or more economical to acquire in synthetic form.

        The Company enters into commodity-based investments through the use of excess return swaps whose return is tied to a commodity-based index. The Company also uses commodity futures to periodically rebalance its exposure under commodity-indexed excess return swaps as they are very liquid and highly correlated with the commodity-based index.

        Based upon the type of derivative instrument and strategy, the income statement effects of these derivatives are reported in a single line item, with the results of the associated risk. Therefore, the derivatives' fair value gains and losses and accrued periodic settlements are recognized together in one of the following during the reporting period: net investment income, realized capital gains and losses, operating costs and expenses, life and annuity contract benefits or interest credited to contractholder funds. Cash flows from embedded derivatives requiring bifurcation and derivatives receiving hedge accounting are reported consistently with the host contracts and hedged risks respectively within the Consolidated Statement of Cash Flows. Cash flows on other derivatives are reported in cash flows from investing activities within the Consolidated Statement of Cash Flows.

Security repurchase and resale and securities loaned

        Securities lending transactions, securities purchased under agreements to resell ("resale agreements"), and securities sold under agreements to repurchase which primarily includes a mortgage dollar roll program ("repurchase agreements"), are used primarily to generate net investment income. The proceeds received from repurchase agreements also provide a source of liquidity. For repurchase agreements and securities lending transactions used to generate net investment income, the proceeds received are reinvested in short-term investments or fixed income securities. These transactions are short-term in nature (usually 30 days or less).

        The Company receives collateral for securities loaned in an amount generally equal to 102% and 105% of the fair value of domestic and foreign securities, respectively, and records the related obligations to return the collateral in other liabilities and accrued expenses. The carrying value of these obligations approximates fair value because of their relatively short-term nature. The Company monitors the market value of securities loaned on a daily basis and obtains additional collateral as necessary to mitigate counterparty credit risk. The Company maintains the right and ability to redeem the securities loaned on short notice. Substantially all of the Company's securities loaned are placed with large brokerage firms.

        The Company's policy is to take possession or control of securities under resale agreements. Securities to be repurchased under repurchase agreements are the same, or substantially the same, as the securities transferred. The Company's obligations to return the funds received under repurchase agreements are carried at the amount at which the securities will subsequently be reacquired, including accrued interest, as specified in the respective agreements and are classified as other liabilities and accrued expenses. The carrying value of these obligations approximates fair value because of their relatively short-term nature.

Recognition of premium revenues and contract charges, and related benefits and interest credited

        Property-liability premiums are deferred and earned on a pro-rata basis over the terms of the policies. The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums. Premium installment receivables, net, represent premiums written and not yet collected, net of an allowance for uncollectible premiums. The Company regularly evaluates premium installment receivables and adjusts valuation allowances as appropriate. The valuation allowance for uncollectible premium installment receivables was $50 million and $48 million at December 31, 2005 and 2004, respectively.

        Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Premiums from these products are recognized as revenue when due from policyholders. Benefits are recognized in relation to such revenue so as to result in the recognition of profits over the life of the policy and are reflected in life and annuity contract benefits.

        Immediate annuities with life contingencies, including certain structured settlement annuities, provide insurance protection over a period that extends beyond the period during which premiums are collected. Premiums from these products are recognized as revenue when received at the inception of the contract. Benefits and expenses are recognized in relation to such revenue such that profits are recognized over the lives of the contracts.

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

        Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed annuities, including market value adjusted annuities, equity-indexed annuities and immediate annuities without life contingencies, funding agreements (primarily backing medium-term notes) and certain guaranteed investment contracts ("GICs") are considered investment contracts. Consideration received for such contracts is reported as contractholder fund deposits. Contract charges for investment contracts consist of fees assessed against the contractholder account balance for maintenance, administration and surrender of the contract prior to contractually specified dates, and are recognized when assessed against the contractholder account balance.

        Interest credited to contractholder funds represents interest accrued or paid on interest-sensitive life contracts and investment contracts. Crediting rates for certain fixed annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates. Crediting rates for indexed annuities and indexed funding agreements are based on a specified interest-rate index, such as LIBOR, or an equity index, such as the S&P 500. Pursuant to the adoption of Statement of Position No. 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1") in 2004, interest credited also includes amortization of deferred sales inducement ("DSI") expenses. DSI is amortized into interest credited using the same method used to amortize deferred policy acquisition costs ("DAC").

        Separate account products include variable annuities and variable life insurance contracts. The assets supporting these products are legally segregated and available only to settle separate account contract obligations. Deposits received are reported as separate accounts liabilities. Contract charges for these products consist of fees assessed against the contractholder account values for contract maintenance, administration, mortality, expense and early surrender. Contract benefits incurred include guaranteed minimum death, income, withdrawal and accumulation benefits incurred on variable annuity and life insurance contracts.

Deferred policy acquisition and sales inducement costs

        Costs that vary with and are primarily related to acquiring property-liability insurance, life insurance and investment contracts are deferred and recorded as DAC. These costs are principally agents' and brokers' remuneration, premium taxes, inspection costs, and certain underwriting and direct mail solicitation expenses. DSI costs, which are deferred and recorded as other assets, related to sales inducements offered on sales to new customers, principally on fixed and variable annuities and primarily in the form of additional credits to the customer's account value or enhancements to interest credited for a specified period, which are beyond amounts currently being credited to existing contracts. All other acquisition costs are expensed as incurred and included in operating costs and expenses on the Consolidated Statements of Operations. DAC associated with property-liability insurance is amortized to income as premiums are earned, typically over periods of six or twelve months, and is included in amortization of deferred policy acquisition costs on the Consolidated Statements of Operations. Future investment income is considered in determining the recoverability of DAC. DAC associated with life insurance and investment contracts is amortized to income and included in amortization of deferred policy acquisition costs on the Consolidated Statements of Operations. DSI is amortized to income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds on the Consolidated Statements of Operations. DAC and DSI are periodically reviewed for recoverability and written down if necessary.

        For traditional life insurance and other premium paying contracts, DAC is amortized in proportion to the estimated revenues on such business. Assumptions used in amortization of DAC and reserve calculations are determined based upon conditions as of the date of policy issuance and are generally not revised during the life of the policy. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies change the rate of amortization in the period such events occur. Generally, the amortization period for these contracts approximates the estimated lives of the policies.

        For internal exchanges of traditional life insurance, the unamortized balance of costs previously deferred under the original contracts are charged to income. The new costs associated with the exchange are deferred and amortized to income.

        For interest-sensitive life, fixed and variable annuities and other investment contracts, DAC and DSI are amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits ("AGP") and estimated future gross profits ("EGP") earned over the estimated lives of the contracts. The amortization periods range from 15-30 years; however, estimates of customer surrender rates, partial withdrawals and deaths generally result in the majority of deferred costs being amortized over the surrender charge period. The rate of amortization during this term is matched to the pattern of total gross profits. AGP and EGP consists of the following components: benefit margins, primarily from mortality, including guaranteed minimum death, income, withdrawal and accumulation benefits; investment margin including realized capital gains and losses; and contract administration, surrender and other contract charges, less maintenance expenses.

        DAC and DSI amortization for variable annuity and life contracts is estimated using stochastic modeling and is significantly impacted by the anticipated return on the underlying funds. The Company's long-term expectation of separate accounts fund performance, net of fees, was approximately 7% in 2005 and 8% in 2004 and 2003. Whenever actual separate accounts fund performance based on the two most recent years varies from the expectation, the Company projects performance levels over the next five years such that the mean return over a seven-year period equals the long-term expectation. This approach is commonly referred to as "reversion to the mean" and is commonly used by the life insurance industry as an appropriate method for amortizing variable annuity and life DAC and DSI. In applying the reversion to the mean process, the Company does not allow the future mean rates of return including fees projected over the five-year period to exceed 12.75% or fall below 0%. The Company periodically evaluates the results of utilization of this process to confirm that it is reasonably possible that variable annuity and life fund performance will revert to the expected long-term mean within this time horizon.

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

        Any amortization of DAC or DSI that would result from changes in unrealized gains or losses had those gains or losses actually been realized during the reporting period is recorded net of tax in other comprehensive income.

        The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as deferred policy acquisition costs in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the life of the contracts acquired. These costs are amortized as profits emerge over the life of the acquired business and are periodically evaluated for recoverability. The present value of future profits was $159 million and $175 million at December 31, 2005 and 2004, respectively. Amortization expense on the present value of future profits was $16 million, $19 million and $55 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Reinsurance

        In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance from reinsurers (see Note 9). The amounts reported in the Consolidated Statements of Financial Position as reinsurance recoverables include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on incurred losses that have not yet been paid. Reinsurance recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contract. Insurance liabilities are reported gross of reinsurance recoverables. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts or are earned ratably over the contract period to the extent coverage remains available. Reinsurance does not extinguish the Company's primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of the reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverables as appropriate.

Goodwill

        Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. The Company annually tests goodwill for impairment using a trading multiple analysis, which is a widely accepted valuation technique, to estimate the fair value of its reporting units. The Company also reviews its goodwill for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill may be less than its fair value. Goodwill impairment testing indicated no impairment at December 31, 2005.

        In 2004, the Company recognized an aggregate goodwill and other intangible assets impairment loss of $4 million ($2 million after-tax), which was classified as loss on disposition of operations and reported in the Allstate Financial segment, based on the Company's decision to sell two life insurance companies. The Company also determined that approximately $100 million of certain liabilities related to Encompass, the personal lines auto and homeowners business acquired from CNA Financial Corporation in 1999 reported in the Allstate Protection segment, originally established through purchase accounting were no longer necessary and, as a result, were eliminated through a reduction of the related goodwill in 2004.

Property and equipment

        Property and equipment is carried at cost less accumulated depreciation. Included in property and equipment are capitalized costs related to computer software licenses and software developed for internal use. These costs generally consist of certain external payroll and payroll related costs. Certain facilities and equipment held under capital leases are also classified as property and equipment with the related lease obligations recorded as liabilities. Property and equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years for equipment and 40 years for real property. Depreciation expense is reported in operating costs and expenses. Accumulated depreciation on property and equipment was $1.64 billion and $1.52 billion at December 31, 2005 and 2004, respectively. Depreciation expense on property and equipment was $229 million, $219 million and $225 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company reviews its property and equipment for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Reserves for property liability insurance claims and claims expense and life-contingent contract benefits

        The reserve for property-liability claims and claims expense is the estimated amount necessary to settle both reported and unreported claims for the ultimate cost of insured property-liability losses, based upon the facts in each case and the Company's experience with similar cases. Estimated amounts of salvage and subrogation are deducted from the reserve for claims and claims expense. The establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. Reserve estimates are regularly reviewed and updated, using the most current information available. Any resulting reestimates are reflected in current operations (see Note 7).

        The reserve for life-contingent contract benefits, which relates to traditional life and supplemental accident and health insurance and immediate annuities with life contingencies, is computed on the basis of long-term actuarial assumptions as to future investment yields, mortality, morbidity, policy terminations and expenses (see Note 8). These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, the related increase in reserves for certain immediate annuities with life contingencies is recorded net of tax as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

Contractholder funds

        Contractholder funds represent interest-bearing liabilities arising from the sale of products, such as interest-sensitive life, fixed annuities, bank deposits and funding agreements. Contractholder funds are comprised primarily of deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, mortality charges and administrative expenses (see Note 8). Contractholder funds also include reserves for secondary guarantees on interest-sensitive life insurance and certain fixed annuity contracts.

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

        Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. The account balances of variable annuities contracts' separate accounts with guarantees included $13.90 billion and $13.41 billion of equity, fixed income and balanced mutual funds and $580 million and $279 million of money market mutual funds at December 31, 2005 and 2004, respectively.

Liabilities for variable contract guarantees

        The Company offers various guarantees to variable annuity contractholders including a return of no less than (a) total deposits made on the contract less any customer withdrawals, (b) total deposits made on the contract less any customer withdrawals plus a minimum return or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death (death benefits), upon annuitization (income benefits), upon periodic withdrawal (withdrawal benefits), or at specified dates during the accumulation period (accumulation benefits). Liabilities for variable contract guarantees related to death benefits are included in reserve for life-contingent contract benefits and the liabilities related to the income, withdrawal and accumulation benefits are included in contractholder funds in the Consolidated Statements of Financial Position (see Note 8).

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

        Guarantees related to withdrawal and accumulation benefits are considered to be derivative financial instruments; therefore, the liability for these benefits is established based on its fair value.

Deferred compensation expense

        Deferred compensation expense represents the remaining unrecognized cost of shares acquired by the Allstate Employee Stock Ownership Plan ("ESOP") to pre-fund a portion of the Company's contribution to The Savings and Profit Sharing Plan of Allstate Employees and the unrecognized cost associated with the restricted stock and restricted stock units granted under equity incentive plans for Allstate employees (see Notes 16 and 17).

Equity incentive plans

        The Company has three equity incentive plans, of which one expired in 2005, that permit the Company to grant nonqualified stock options, incentive stock options, restricted or unrestricted shares of the Company's stock and restricted stock units to certain employees and directors of the Company (see Note 17). In 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and selected the prospective method of adoption in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation". Therefore, the Company began prospectively expensing the fair value of all stock options granted on or after January 1, 2003.

Off-balance-sheet financial instruments

        Commitments to invest, commitments to purchase private placement securities, financial guarantees and credit guarantees have off-balance-sheet risk because their contractual amounts are not recorded in the Company's Consolidated Statements of Financial Position (see Note 6).

Consolidation of variable interest entities ("VIEs")

        The Company consolidates VIEs when it is the primary beneficiary of a VIE. A primary beneficiary has a variable interest that will absorb a majority of the expected losses if they occur or receive a majority of the entity's expected returns, or both (see Note 11).

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

Earnings per share

        Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on weighted average number of common and dilutive potential common shares outstanding. For Allstate, dilutive potential common shares consist of outstanding stock options and restricted stock units.

        The computation of basic and diluted earnings per share for the years ended December 31, is presented in the following table.

(in millions, except per share data)	2005	2004	2003
Numerator (applicable to common shareholders):
Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	$1,765	$3,356	$2,725
Dividends on preferred securities of subsidiary trust	—	—	(5)
Cumulative effect of change in accounting principle, after-tax	—	(175)	(15)

Net income applicable to common shareholders	$1,765	$3,181	$2,705

Denominator:
Weighted average common shares outstanding	661.7	695.6	703.5
Effect of potential dilutive securities:
Stock options	5.1	4.7	2.7
Restricted stock units	0.5	—	—

Weighted average common and dilutive potential common shares outstanding	667.3	700.3	706.2

Earnings per share—Basic:
Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	$2.67	$4.82	$3.87
Dividends on preferred securities of subsidiary trust	—	—	—
Cumulative effect of change in accounting principle, after-tax	—	(0.25)	(0.02)

Net income applicable to common shareholders	$2.67	$4.57	$3.85

Earnings per share—Diluted:
Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	$2.64	$4.79	$3.85
Dividends on preferred securities of subsidiary trust	—	—	—
Cumulative effect of change in accounting principle, after-tax	—	(0.25)	(0.02)

Net income applicable to common shareholders	$2.64	$4.54	$3.83

        Options to purchase 0.5 million, 0.1 million and 8.7 million Allstate common shares, with exercise prices ranging from $56.25 to $61.90, $46.99 to $50.79 and $36.99 to $50.72, were outstanding at December 31, 2005, 2004, and 2003, respectively, but were not included in the computation of diluted earnings per share since inclusion of those options would have an anti-dilutive effect as the options' exercise prices exceeded the average market price of Allstate common shares in those years.

Adopted accounting standards

FASB Staff Position Nos. FAS 106-1 and FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-1" and "FSP FAS 106-2")

        In May 2004, the FASB issued FSP FAS 106-2, which supercedes FSP FAS 106-1, to provide guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act"). FSP FAS 106-2, which the Company adopted in the third quarter of 2004, required reporting entities that elected deferral under FSP FAS 106-1 and were able to determine if their plans are actuarially equivalent to recognize the impact of the Act no later than the first interim or annual reporting period beginning after June 15, 2004. In January 2005, the Center for Medicare and Medicaid Services issued the final regulations for the Act including the determination of actuarial equivalence. In the first quarter of 2005, the Company determined that its plans were actuarially equivalent and recognized the subsidy provided by the Act, which reduced the Company's accumulated postretirement benefit obligation ("APBO") by $115 million for benefits attributable to past service. In addition, the estimated annual net periodic postretirement benefit cost for 2005 was reduced by $17 million, of which $8 million was amortization of the actuarial experience gain attributable to past service, $4 million was a reduction of current period service cost and $5 million was the reduction in interest cost on the APBO (see Note 16).

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

        In 2005 and 2004, DSI and related amortization is classified within the Consolidated Statements of Financial Position and Operations as other assets and interest credited to contractholder funds, respectively (see Note 10). Pursuant to adopting this guidance, the Company also reclassified $204 million of separate accounts assets and liabilities to investments and contractholder funds, respectively.

American Institute of Certified Public Accountants ("AICPA") Technical Practice Aid ("TPA") re. SOP 03-1

        In September 2004, the staff of the AICPA, aided by industry experts, issued a set of technical questions and answers on financial accounting and reporting issues related to SOP 03-1 that will be included in the AICPA's TPAs. The TPA addresses a number of issues related to SOP 03-1 including when it is necessary to establish a liability in addition to the account balance for certain contracts such as single premium and universal life that meet the definition of an insurance contract and have amounts assessed against the contractholder in a manner that is expected to result in profits in earlier years and losses in subsequent years from the insurance benefit function. The impact of adopting the provisions of the TPA did not have a material effect on the results of operations or financial position of the Company.

FASB Interpretation No. 46 and 46R, "Consolidation of Variable Interest Entities" ("FIN 46" and "FIN 46R")

        In December 2003, the FASB revised FIN 46, which was originally issued in January 2003. FIN 46R addressed whether certain types of entities, referred to as VIEs, should be consolidated in a company's financial statements. A company must consolidate a VIE in which it has an investment if it is determined to be the primary beneficiary. A primary beneficiary has a variable interest that will absorb a majority of the expected losses if they occur, receive a majority of the entity's expected returns, or both. The Company elected to adopt FIN 46 as of July 1, 2003 for its existing VIEs with the exception of two VIEs used to manage assets on behalf of unrelated third party investors. The Company was determined to be the primary beneficiary of these two previously unconsolidated investment management VIEs and, as a result of consolidation pursuant to FIN 46R, the Company recognized a cumulative effect adjustment gain of approximately $3 million, after-tax, in 2003. FIN 46 was adopted as of December 31, 2003 for those remaining VIEs subsequent to the issuance of FIN 46R (see Notes 5 and 11).

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

Pending accounting standards

Financial Accounting Standards Board Staff Position No. FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1")

        In November 2005, the Financial Accounting Standards Board ("FASB") issued FSP FAS 115-1, which nullifies the guidance in paragraphs 10-18 of EITF Issue 03-1, "The Meaning of Other-Than-Temporary

Impairment and Its Application to Certain Investments" and references existing other than temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for an impaired debt security. FSP FAS 115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 is not expected to have a material effect on the results of operations or financial position of the Company.

SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1")

        In October 2005, the AICPA issued SOP 05-1. SOP 05-1 provides accounting guidance for deferred policy acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards ("SFAS") No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Internal replacement contracts are those that are substantially changed from the replaced contract and are accounted for as an extinguishment of the replaced contract. Nonintegrated contract features are accounted for as separately issued contracts. Modifications resulting from the election of a feature or coverage within a contract or from an integrated contract feature generally do not result in an internal replacement contract subject to SOP 05-1 provided certain conditions are met. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company's accounting policy for internal replacements is generally consistent with the accounting guidance prescribed in SOP 05-1. The Company is currently assessing the impact of the SOP on its results of operations and financial position.

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("SFAS No. 154")

        In May 2005, the FASB issued SFAS No. 154, which replaces Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. SFAS No. 154, upon adoption, is not expected to have a material effect on the results of operations or financial position of the Company.

SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R")

        In December 2004, the FASB issued SFAS No. 123R, which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123R requires all share-based payment transactions to be accounted for using a fair value based method. In addition, although it does not require use of a binomial lattice model, SFAS No. 123R indicates that a binomial lattice model may be more effective in valuing employee stock options than the Black-Scholes model, which was primarily developed to value publicly traded options. In the first quarter of 2005, the Company began using a binomial lattice model in place of the Black-Scholes model to determine the fair value of employee stock options. In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS No. 123R from the first interim or annual period beginning after June 15, 2005 to the next fiscal year beginning after June 15, 2005. SFAS No. 123R is not expected to have a material effect on the results of operations or financial position of the Company.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 ("SFAS No. 155")

        In February 2006 the FASB issued SFAS No. 155, which resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. The Company is currently assessing the impact of SFAS No. 155 on its results of operations and financial position.

3.     Dispositions

        In 2004, the Company disposed of Columbia Universal Life Insurance Company ("CUL"), a wholly owned life insurance subsidiary reported in the Allstate Financial segment, pursuant to a stock purchase agreement with Verde Financial Corporation. As a result, the Company recognized a nominal gain on the disposition and a net tax benefit of approximately $11 million. The tax benefit was reported as a reduction of the Company's income tax expense on the Consolidated Statements of Operations. All contracts in force, primarily fixed annuity and interest-sensitive life policies written by CUL, had been ceded to ALIC or third party reinsurers prior to the disposition.

        In 2003, the Company announced its intention to exit the Allstate Financial direct response distribution business and, based on its decision to sell the business, reached a measurement date that resulted in the recognition of an estimated loss on the disposition of $44 million ($29 million after-tax). In 2004, the Company disposed of substantially all of Allstate Financial's direct response distribution business pursuant to reinsurance transactions with subsidiaries of Citigroup and Scottish Re (U.S.) Inc. In connection with these disposal activities, the Company recorded an additional loss on disposition of $3 million ($2 million after-tax) and $21 million ($14 million after-tax) in 2005 and 2004, respectively (see Notes 9 and 10).

4.     Supplemental Cash Flow Information

        Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities, totaled $95 million, $149 million and $56 million for the years ended December 31, 2005, 2004 and 2003, respectively.

        Liabilities for collateral received in conjunction with securities lending and other activities and for funds received from security repurchase activities were $4.10 billion, $4.85 billion and $3.75 billion at December 31, 2005, 2004, and 2003, respectively, and are reported in other liabilities and accrued expenses in the Consolidated Statements of Financial Position. The accompanying cash flows are included in cash flows from operating activities in the Consolidated Statements of Cash Flows along with the related changes in investments, which for the years ended December 31 are as follows:

(in millions)	2005	2004	2003
Net change in fixed income securities	$(692)	$107	$(761)
Net change in short-term investments	1,444	(1,213)	(8)

Operating cash flow provided (used)	$752	$(1,106)	$(769)

5.     Investments

Fair values

        The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

		Gross unrealized
	Amortized cost			Fair value
(in millions)		Gains	Losses
At December 31, 2005
U.S. government and agencies	$3,151	$880	$(4)	$4,027
Municipal	25,621	1,152	(33)	26,740
Corporate(1)	39,140	1,334	(340)	40,134
Foreign government	2,558	400	(4)	2,954
Mortgage-backed securities	9,123	38	(122)	9,039
Commercial mortgage-backed securities	7,004	52	(67)	6,989
Asset-backed securities	8,087	40	(44)	8,083
Redeemable preferred stock	93	6	—	99

Total fixed income securities	$94,777	$3,902	$(614)	$98,065

At December 31, 2004
U.S. government and agencies	$3,120	$849	$(2)	$3,967
Municipal	24,955	1,417	(45)	26,327
Corporate(1)	38,210	2,281	(109)	40,382
Foreign government	2,334	367	(1)	2,700
Mortgage-backed securities	9,122	118	(21)	9,219
Commercial mortgage-backed securities	6,762	167	(14)	6,915
Asset-backed securities	5,958	72	(35)	5,995
Redeemable preferred stock	196	15	(1)	210

Total fixed income securities	$90,657	$5,286	$(228)	$95,715

(1)
Amortized cost and fair value of Corporate fixed income securities include bank loans which are reflected at amortized cost of $966 million and $1.32 billion at December 31, 2005 and 2004, respectively.

Scheduled maturities

        The scheduled maturities for fixed income securities are as follows at December 31, 2005:

(in millions)	Amortized cost	Fair value
Due in one year or less	$1,806	$1,818
Due after one year through five years	16,348	16,580
Due after five years through ten years	24,623	25,167
Due after ten years	34,790	37,378

	77,567	80,943
Mortgage- and asset-backed securities	17,210	17,122

Total	$94,777	$98,065

        Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage- and asset-backed securities, they are not categorized by contractual maturity. The commercial mortgage-backed securities are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

        Net investment income for the years ended December 31 is as follows:

(in millions)	2005	2004	2003
Fixed income securities	$5,180	$4,907	$4,621
Equity securities	249	213	162
Mortgage loans	503	456	429
Other	125	(77)	(59)

Investment income, before expense	6,057	5,499	5,153
Investment expense	311	215	181

Net investment income	$5,746	$5,284	$4,972

        Net investment income from equity securities includes income from partnership interests of $138 million, $97 million and $71 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Realized capital gains and losses, after-tax

        Realized capital gains and losses by security type for the years ended December 31 are as follows:

(in millions)	2005	2004	2003
Fixed income securities	$90	$167	$(18)
Equity securities	331	416	108
Derivatives	134	—	102
Other investments	(6)	8	4

Realized capital gains and losses, pre-tax	549	591	196
Income tax expense	(189)	(199)	(62)

Realized capital gains and losses, after-tax	$360	$392	$134

        Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

(in millions)	2005	2004	2003
Write-downs	$(55)	$(129)	$(294)
Dispositions(1)	619	828	453
Valuation of derivative instruments	(95)	(46)	16
Settlement of derivative instruments	80	(62)	21

Realized capital gains and losses, pre-tax	549	591	196
Income tax expense	(189)	(199)	(62)

Realized capital gains and losses, after-tax	$360	$392	$134

(1)
Dispositions include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. The Company may sell securities during the period in which fair value has declined below amortized cost for fixed income securities or cost for equity securities. In certain situations new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations can subsequently change our previous intent to continue holding a security. The Company recognized losses of $208 million due to a change in intent to hold certain securities during 2005.

        Gross gains of $506 million, $454 million and $394 million and gross losses of $192 million, $224 million and $264 million were realized on sales of fixed income securities during 2005, 2004 and 2003, respectively.

Unrealized net capital gains and losses

        Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

		Gross unrealized
	Fair value			Unrealized net gains (losses)
(in millions)		Gains	Losses
At December 31, 2005
Fixed income securities	$98,065	$3,902	$(614)	$3,288
Equity securities	6,164	1,313	(22)	1,291
Derivative instruments(1)	(6)	6	(12)	(6)

Total				4,573
Amounts recognized for:(2)
Premium deficiency reserve				(1,342)
Deferred policy acquisition and sales inducement costs				(16)

Total				(1,358)
Deferred income taxes				(1,125)

Unrealized net capital gains and losses				$2,090

(1)
Included in the fair value of derivative securities is $4 million classified as assets and $2 million classified as liabilities.

(2)
See Note 2, Summary of Significant Accounting Policies for Deferred policy acquisition and sales inducement costs and Reserves for property-liability insurance claims and claims expense and life-contingent contract benefits.

		Gross unrealized
	Fair value			Unrealized net gains (losses)
(in millions)		Gains	Losses
At December 31, 2004
Fixed income securities	$95,715	$5,286	$(228)	$5,058
Equity securities	5,895	1,343	(14)	1,329
Derivative instruments	(10)	6	(23)	(17)

Total				6,370
Amounts recognized for:
Premium deficiency reserve				(1,089)
Deferred policy acquisition and sales inducement costs				(685)

Total				(1,774)
Deferred income taxes				(1,608)

Unrealized net capital gains and losses				$2,988

Change in unrealized net capital gains and losses

        The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

(in millions)	2005	2004	2003
Fixed income securities	$(1,770)	$(76)	$105
Equity securities	(38)	69	800
Derivative instruments	11	(22)	(5)

Total	(1,797)	(29)	900
Amounts recognized for:
Premium deficiency reserve	(253)	(156)	(134)
Deferred policy acquisition and sales inducement costs	669	(23)	34

Total	416	(179)	(100)
Deferred income taxes	483	71	(277)

(Decrease) increase in unrealized net capital gains and losses	$(898)	$(137)	$523

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

	Less than 12 months			12 months or more
($ in millions)	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses	Total unrealized losses
At December 31, 2005
Fixed income securities
U.S. government and agencies	23	$212	$(2)	11	$41	$(2)	$(4)
Municipal	354	1,840	(17)	122	611	(16)	(33)
Corporate	1,016	12,043	(241)	190	2,268	(99)	(340)
Foreign government	41	526	(4)	2	16	—	(4)
Mortgage-backed securities	1,797	6,145	(95)	341	935	(27)	(122)
Commercial mortgage-backed securities	323	3,825	(55)	43	393	(12)	(67)
Asset-backed securities	212	2,531	(22)	75	671	(22)	(44)
Redeemable preferred stock	—	—	—	—	—	—	—

Total fixed income securities	3,766	27,122	(436)	784	4,935	(178)	(614)
Equity securities	204	291	(15)	38	32	(7)	(22)

Total fixed income & equity securities	3,970	$27,413	$(451)	822	$4,967	$(185)	$(636)

Investment grade fixed income securities	3,530	$26,101	$(401)	743	$4,642	$(150)	$(551)
Below investment grade fixed income securities	236	1,021	(35)	41	293	(28)	(63)

Total fixed income securities	3,766	$27,122	$(436)	784	$4,935	$(178)	$(614)

At December 31, 2004
Fixed income securities
U.S. government and agencies	20	$79	$(1)	2	$28	$(1)	$(2)
Municipal	416	1,730	(22)	90	437	(23)	(45)
Corporate	408	4,624	(60)	102	1,298	(49)	(109)
Foreign government	12	101	(1)	—	—	—	(1)
Mortgage-backed securities	673	2,695	(19)	49	125	(2)	(21)
Commercial mortgage-backed securities	96	1,132	(10)	16	239	(4)	(14)
Asset-backed securities	134	1,523	(16)	26	282	(19)	(35)
Redeemable preferred stock	5	6	(1)	—	—	—	(1)

Total fixed income securities	1,764	11,890	(130)	285	2,409	(98)	(228)
Equity securities	128	161	(9)	21	23	(5)	(14)

Total fixed income & equity securities	1,892	$12,051	$(139)	306	$2,432	$(103)	$(242)

Investment grade fixed income securities	1,653	$11,402	$(110)	240	$2,020	$(61)	$(171)
Below investment grade fixed income securities	111	488	(20)	45	389	(37)	(57)

Total fixed income securities	1,764	$11,890	$(130)	285	$2,409	$(98)	$(228)

        As of December 31, 2005, $609 million of unrealized losses related to securities with an unrealized loss position less than 20% of cost or amortized cost, the degree of which suggests that these securities do not pose a high risk of being other than temporarily impaired. Of the $609 million, $540 million related to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's or a rating of AAA, AA, A or BBB from Standard & Poor's ("S&P"), Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available. Unrealized losses on investment grade securities are principally related to rising interest rates or changes in credit spreads since the securities were acquired.

        As of December 31, 2005, the remaining $27 million of unrealized losses related to securities in unrealized loss positions greater than or equal to 20% of cost or amortized cost. Of the $27 million, $11 million related to investment grade fixed income securities, $11 million related to below investment grade fixed income securities and $5 million related to equity securities. Of these amounts, only $7 million of the below investment grade fixed income securities had been in an unrealized loss position for a period of twelve months or more as of December 31, 2005. Additionally, the $11 million of unrealized losses from below investment grade securities were airline industry issues for which values were depressed due to company or issue specific conditions and economic issues, including fuel costs. The $11 million of unrealized losses includes $4 million of corporate fixed income securities and $7 million of asset-backed securities. The Company expects eventual recovery of these securities. Every security was included in our portfolio monitoring process.

        As of December 31, 2005, the securities comprising the $27 million of unrealized losses were evaluated based on factors such as the financial condition and near-term and long-term prospects of the issuer and were determined to have adequate resources to fulfill contractual obligations, such as recent financings or bank loans, cash flows from operations, collateral or the position of a subsidiary with respect to its parent's bankruptcy.

        As of December 31, 2005, the Company had the intent and ability to hold the fixed income and equity securities with unrealized losses for a period of time sufficient for them to recover.

        As of December 31, 2005 and 2004, the carrying value for cost method investments was $642 million and $467 million, respectively, which primarily included limited partnership interests in fund investments. Each cost method investment was evaluated utilizing certain criteria such as a measurement of the Company's percentage share of the investee's equity relative to the carrying value and certain financial trends to determine if an event or change in circumstance occurred that could indicate an other-than-temporary impairment existed. Investments meeting any one of these criteria were further evaluated and, if it was determined that an other-than-temporary impairment existed, the investment was written down to the estimated fair value. The estimated fair value was generally based on the fair value of the underlying investments in the limited partnership funds. It is not practicable to estimate the fair value of each cost method investment in accordance with paragraphs 14 and 15 of SFAS 107, "Disclosures about Fair Value of Financial Instruments" because the investments are private in nature and do not trade frequently. In addition, the information that would be utilized to estimate fair value is not readily available. In 2005 and 2004, the Company had write-downs of $20 million and $14 million, respectively, related to cost method investments that were other-than-temporarily impaired.

Mortgage loan impairment

        A mortgage loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

        The net carrying value of impaired loans at December 31, 2005 and 2004 was $3 million and $22 million, respectively. No valuation allowances were held at December 31, 2005 and 2004 because the fair value of the collateral was greater than the recorded investment in the loans.

        Interest income for impaired loans is recognized on an accrual basis if payments are expected to continue to be received; otherwise cash basis is used. The Company recognized interest income on impaired loans of $0.2 million, $2 million, and $2 million during 2005, 2004 and 2003, respectively. The average balance of impaired loans was $6 million, $29 million and $23 million during 2005, 2004 and 2003, respectively.

        No valuation allowances were charged to operations in 2005. Valuation allowances charged to operations during 2004 and 2003 were $1 million and $3 million, respectively. In 2004 and 2003, $1 million of a balance previously written off was recovered and $3 million of direct write-downs were charged against the allowances, respectively.

Investment concentration for municipal bond and commercial mortgage portfolios

        The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company's portfolio. No other state represents more than 5% of the portfolio at December 31, 2005 and 2004.

(% of municipal bond portfolio carrying value)	2005	2004
California	12.6%	13.3%
Texas	10.9	11.1
Illinois	6.7	7.7
New York	5.7	5.4

        The Company's mortgage loans are collateralized by a variety of commercial real estate property types located throughout the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The following table shows the principal geographic distribution of commercial real estate represented in the Company's mortgage portfolio. No other state represented more than 5% of the portfolio at December 31, 2005 and 2004.

(% of commercial mortgage portfolio carrying value)	2005	2004
California	15.6%	14.3%
Illinois	9.2	8.6
Texas	8.0	8.2
Pennsylvania	7.0	6.5
New York	5.3	5.0
New Jersey	4.9	5.6
Georgia	4.5	5.1

        The types of properties collateralizing the commercial mortgage loans at December 31 are as follows:

(% of commercial mortgage portfolio carrying value)	2005	2004
Office buildings	32.5%	30.7%
Warehouse	23.4	25.0
Retail	22.6	25.6
Apartment complex	17.8	15.2
Industrial	1.2	1.3
Other	2.5	2.2

	100.0%	100.0%

        The contractual maturities of the commercial mortgage loan portfolio as of December 31, 2005 for loans that were not in foreclosure are as follows:

($ in millions)	Number of loans	Carrying value	Percent
2006	57	$420	4.8%
2007	83	642	7.3
2008	104	792	9.1
2009	157	1,253	14.3
2010	137	1,381	15.8
Thereafter	567	4,257	48.7

Total	1,105	$8,745	100.0%

        In 2005, $331 million of commercial mortgage loans were contractually due. Of these, 76% were paid as due, 23% were refinanced at prevailing market terms and 1% were extended for one year or less. None were foreclosed or in the process of foreclosure, and none were in the process of refinancing or restructuring discussions.

        At December 31, 2005, the carrying value of participation in pools of residential mortgage loans outstanding was $3 million.

Concentration of Credit Risk

        The Company is not exposed to any credit concentration of risk of a single issuer and its affiliates greater than 10% of the Company's shareholders' equity other than certain U.S. government and government agencies.

Securities loaned and security repurchase and resale

        The Company participates in securities lending programs with third parties, mostly large brokerage firms. At December 31, 2005 and 2004, fixed income securities with a carrying value of $3.26 billion and $2.89 billion, respectively, were on loan under these agreements. In return, the Company receives cash that it invests and includes in short-term investments and fixed income securities, with an offsetting liability recorded in other liabilities and accrued expenses to account for the Company's obligation to return the collateral. Interest income on collateral, net of fees, was $8 million, $6 million and $6 million, for the years ended December 31, 2005, 2004 and 2003, respectively.

        The Company participates in programs to sell securities under agreements to repurchase, primarily including a mortgage dollar roll program, and programs to purchase securities under agreements to resell. At December 31, 2005 and 2004, the Company had $444 million and $1.39 billion, respectively, of securities that were subject to repurchase agreements, and $45 million and $20 million, respectively, that were subject to resale agreements. As part of these programs, the Company receives cash or securities that it invests or holds in short-term or fixed income securities. For repurchase agreements, an offsetting liability is recorded in other liabilities and accrued expenses to account for the Company's obligation to return these funds. Interest income recorded as a result of the program was $21 million, $47 million, and $39 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Other investment information

        Included in fixed income securities are below investment grade assets totaling $5.13 billion and $5.64 billion at December 31, 2005 and 2004, respectively.

        At December 31, 2005, fixed income securities with a carrying value of $268 million were on deposit with regulatory authorities as required by law.

        At December 31, 2005, the carrying value of investments that were non-income producing, excluding equity securities, was $44 million of fixed income securities.

6.     Financial Instruments

        In the normal course of business, the Company invests in various financial assets, incurs various financial liabilities and enters into agreements involving derivative financial instruments and other off-balance-sheet financial instruments. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including DAC and DSI, property and equipment, net and reinsurance recoverables, net) and liabilities (including reserve for property-liability insurance claims and claims expense, reserve for life-contingent contract benefits and deferred income taxes) are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments such as premium installment receivables, accrued investment income, cash and claim payments outstanding are generally of a short-term nature. Their carrying values are deemed to approximate fair value.

Financial assets

	December 31, 2005		December 31, 2004
	Carrying value	Fair value	Carrying value	Fair value
Fixed income securities	$98,065	$98,065	$95,715	$95,715
Equity securities	6,164	6,164	5,895	5,895
Mortgage loans	8,748	8,931	7,856	8,187
Short-term investments	3,470	3,470	4,133	4,133
Policy loans	1,245	1,245	1,217	1,217
Separate Accounts	15,235	15,235	14,377	14,377

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

Financial liabilities

	December 31, 2005		December 31, 2004
(in millions)	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$51,179	$49,193	$47,270	$45,486
Short-term debt	413	413	43	43
Long-term debt	4,887	5,058	5,291	5,601
Liability for collateral and repurchase agreements	4,102	4,102	4,854	4,854
Separate Accounts	15,235	15,235	14,377	14,377

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

        Short-term debt is valued at carrying value due to its short-term nature. The fair value of long-term debt is based on quoted market prices or, in certain cases, is determined using discounted cash flow calculations based on interest rates of comparable instruments. Liability for collateral and repurchase agreements is valued at carrying value due to their short-term nature. Separate accounts liabilities are carried at the fair value of the underlying assets.

Derivative financial instruments

        The Company primarily uses derivatives for risk reduction and asset replication. In addition, the Company has derivatives embedded in financial instruments, which are required to be separated and accounted for as derivative instruments. With the exception of embedded derivatives which are required to be separated, all of the Company's derivatives are evaluated for their ongoing effectiveness as either accounting or non-hedge derivative financial instruments on at least a quarterly basis (see Note 2). The Company does not use derivatives for trading purposes. Non-hedge accounting is used for "portfolio" level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements prescribed in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") to permit the application of SFAS 133's hedge accounting model. The principal benefit of a "portfolio" level strategy is in its cost savings through its ability to use fewer derivatives with larger notional amounts while hedging on a macro basis.

        Asset-liability management is a risk management strategy that is principally employed by Allstate Financial to align the respective interest-rate sensitivities of its assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps and floors are acquired to change the interest rate characteristics of existing assets and liabilities to ensure a properly matched relationship is maintained and to reduce exposure to rising or falling interest rates. Allstate Financial uses financial futures for macro-hedging related primarily to anticipated asset and liability purchases and financial futures and options for hedging the Company's equity exposure contained in equity indexed and variable annuity product contracts that offer equity returns to contractholders. In addition, Allstate Financial also uses interest rate swaps to hedge interest rate risk inherent in funding agreements and foreign currency swaps primarily to reduce the foreign currency risk associated with issuing foreign currency denominated funding agreements.

        Asset replication refers to the "synthetic" creation of an asset through the use of a credit derivative and a high quality cash instrument to replicate fixed income securities that are either unavailable in the cash bond market or more economical to acquire in synthetic form. The Company replicates fixed income securities using a combination of a credit default swap and one or more highly rated fixed income securities to synthetically replicate the economic characteristics of one or more cash market securities.

        Portfolio duration management is a risk reduction strategy that is principally employed by Property-Liability wherein, depending on the current portfolio duration relative to a designated target and the expectations of future interest rate movements, the Company uses financial futures to shorten the duration of the portfolio to mitigate the exposure that rising interest rates would otherwise have on the market value of its fixed income securities.

        Property-Liability also uses futures to hedge the market risk related to deferred compensation liability contracts.

        Allstate Financial and Property-Liability have derivatives that are embedded in non-derivative "host" contracts. The Company's primary embedded derivatives are conversion options in fixed income investments, which provide the Company with the right to convert the instrument into a predetermined number of shares of common stock and equity options in annuity product contracts, which provide equity returns to contractholders. In addition, the Company owns certain equity-indexed notes containing equity call options, which provide a coupon payout based upon one or more indices.

        Property-Liability enters into commodity-based investments through the use of excess return swaps whose return is tied to a commodity-based index. The Company also uses commodity futures to periodically rebalance its exposure under commodity-indexed excess return swaps as they are very liquid and highly correlated with the commodity-based index.

        Corporate and Other uses interest rate swaps to hedge interest rate exposure on its debt issuances.

        In the tables that follow:

        The notional amounts specified in the contracts are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these agreements.

        Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive (pay) to terminate the derivative contracts at the reporting date. For exchange traded derivative contracts, the fair value is based on dealer or exchange quotes. The exchange requires margin deposits as well as daily cash settlements of margin. As of December 31, 2005, the Company pledged $33 million of securities in the form of margin deposits. The fair value of non-exchange traded derivative contracts, including embedded derivative financial instruments subject to bifurcation, is based on either independent third party pricing sources, including broker quotes, or widely accepted pricing and valuation models which use independent third party data as inputs.

        Carrying value amounts include the fair value of the derivatives, including the embedded derivatives, and exclude the accrued periodic settlements which are short term in nature and are reported in accrued investment income or other invested assets. The carrying value amounts for freestanding derivatives have been further adjusted for the effects, if any, of legally enforceable master netting agreements.

        The net impact to pretax income includes the settlements for derivatives, including the accrued periodic settlements, as well as changes in the fair value of freestanding and embedded derivatives. For those derivatives which qualify for fair value hedge accounting, it also includes the changes in the fair value of the hedged risk, and therefore reflects any hedging ineffectiveness. For cash flow hedges, gains and losses amortized from accumulated other comprehensive income are included. For embedded derivatives in convertibles and equity-indexed notes subject to bifurcation, accretion income related to the host instrument has also been included.

        The following table categorizes the accounting hedge (fair value and cash flow) and non-hedge strategies employed by the Company. The notional amount, the fair value of the hedge and the impact on pretax income have been provided to illustrate the relative volume, the Company's exposure and the level of mark-to-market activity, respectively, for the derivative programs as of December 31.

	2005				2004
		Fair value				Fair value
									Net impact to pretax income
	Notional amount	Fair value hedge	Cash flow hedge	Non- hedge	Notional amount	Fair value hedge	Cash flow hedge	Non- hedge
($ in millions)									2005	2004	2003
Allstate Financial
Risk reduction
Interest rate exposure	$22,304	$12	$—	$82	$18,481	$(215)	$—	$79	$(161)	$(241)	$(196)
Macro hedging	3,319	—	—	1	5,437	—	—	(1)	(9)	(32)	10
Hedging of equity exposure in annuity contracts	4,523	—	—	66	2,417	—	—	57	20	53	90
Hedging interest rate and foreign currency risk inherent in funding agreements	2,501	327	—	—	4,434	612	—	—	(9)	55	(23)
Other	642	3	(6)	(1)	470	14	(23)	—	(10)	(8)	(9)
Asset replication	432	—	—	—	240	—	—	—	2	1	—
Embedded derivatives
Convertibles	453	—	—	159	466	—	—	157	27	14	31
Equity indexed notes	325			133	150	—	—	52	19	—	—
Annuity contracts	4,494	—	—	(113)	2,590	—	—	(105)	(8)	13	(82)
Other	12	—	—	—	24	—	—	—	—	—	—

Total Allstate Financial	39,005	342	(6)	327	34,709	411	(23)	239	(129)	(145)	(179)
Property-liability
Risk reduction
Adjusting portfolio duration	310	—	—	—	880	—	—	(2)	26	(71)	2
Hedging deferred compensation	118	—	—	—	113	—	—	—	2	12	20
Asset replication	90	—	—	—	—	—	—	—	—	—	—
Embedded derivatives
Convertibles	800	—	—	284	642	—	—	246	40	28	24
Commodity derivatives for excess return	329	—	—	(1)	—	—	—	—	(8)	—	—
Other	196	—	—	1	48	—	—	1	(5)	—	(6)

Total Property-liability	1,843	—	—	284	1,683	—	—	245	55	(31)	40
Corporate and other
Risk reduction
Hedging interest rate exposure in debt	550	(12)	—	—	1,050	(10)	—	—	(5)	7	8
Other	—	—	—	—	11	—	—	1	—	—	—

Total Corporate and other	550	(12)	—	—	1,061	(10)	—	1	(5)	7	8

Total	$41,398	$330	$(6)	$611	$37,453	$401	$(23)	$485	$(79)	$(169)	$(131)

        Derivative instruments are recorded at fair value and presented in the Consolidated Statements of Financial Position as of December 31, as follows:

	Carrying value
	Assets		(Liabilities)
(in millions)	2005	2004	2005	2004
Fixed income securities	$575	$455	$—	$—
Other investments	525	623
Other assets	3	14	—	—
Contractholder funds	—	—	(113)	(105)
Other liabilities and accrued expenses	—	—	(55)	(124)

Total	$1,103	$1,092	$(168)	$(229)

        For cash flow hedges, unrealized net pre-tax losses included in accumulated other comprehensive income were $(6) million and $(17) million at December 31, 2005 and 2004, respectively. The net pre-tax changes in accumulated other comprehensive income due to cash flow hedges resulted from changes in fair value of $11 million, $(19) million, and $(5) million in 2005, 2004 and 2003, respectively, and the amortization of gains and (losses) to income of $3 million in 2004 and $(1) million in 2003. Amortization to net income of accumulated other comprehensive income related to cash flow hedges is expected to be less than $(1) million in 2006.

        The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at December 31, 2005.

			Carrying value
	Notional amount	Fair value
(in millions)			assets	(liabilities)
Interest rate contracts
Interest rate swap agreements	$12,062	$31	$49	$(18)
Financial futures contracts	4,499	2	2	—
Interest rate cap and floor agreements	10,792	51	49	2

Total interest rate contracts	27,353	84	100	(16)
Equity and index contracts
Options, financial futures and warrants	4,073	68	103	(35)
Foreign currency contracts
Foreign currency swap agreements	2,765	321	323	(2)
Foreign currency forwards and options	102	(1)	—	(1)
Foreign currency futures contracts	31	—	—	—

Total foreign currency contacts	2,898	320	323	(3)
Credit default swaps used for asset replication	522	—	—	—
Commodity index excess return swaps and futures	329	(1)	—	(1)
Embedded derivative financial instruments
Guaranteed accumulation benefit	1,208	2	—	2
Guaranteed withdrawal benefit	532	—	—	—
Conversion options in fixed income securities	1,253	442	442	—
Equity-indexed call options in fixed income securities	325	133	133	—
Equity-indexed and forward starting options in life and annuity product contracts	2,650	(120)	—	(120)
Other embedded derivative financial instruments	132	4	(1)	5

Total embedded derivative financial instruments	6,100	461	574	(113)
Other derivative financial instruments	123	3	3	—

Total derivative financial instruments	$41,398	$935	$1,103	$(168)

        The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at December 31, 2004.

			Carrying value
	Notional amount	Fair value
(in millions)			assets	(liabilities)
Interest rate contracts
Interest rate swap agreements	$17,592	$(134)	$(48)	$(86)
Financial futures contracts	6,882	(3)	1	(4)
Interest rate cap and floor agreements	4,851	43	31	12

Total interest rate contracts	29,325	(94)	(16)	(78)
Equity and index contracts
Options, financial futures and warrants	2,083	58	92	(34)
Foreign currency contracts
Foreign currency swap agreements	1,704	535	547	(12)
Foreign currency futures contracts	21	—	—	—

Total foreign currency contracts	1,725	535	547	(12)
Credit default swaps used for asset replication	240	—	—	—
Embedded derivative financial instruments
Guaranteed accumulation benefit	623	1	—	1
Conversion options in fixed income securities	1,108	403	403	—
Equity-indexed call options in fixed income securities	150	52	52	—
Equity-indexed and forward starting options in life and annuity product contracts	1,953	(106)	—	(106)
Other embedded derivative financial instruments	42	(1)	(1)	—

Total embedded derivative financial instruments	3,876	349	454	(105)
Other derivative financial instruments	204	15	15	—

Total derivative financial instruments	$37,453	$863	$1,092	$(229)

        The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements and obtaining collateral where appropriate. The Company uses master netting agreements for over-the-counter derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor and credit default swap agreements. These agreements permit either party to net payments due for transactions covered by the agreements. Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of December 31, 2005, counterparties pledged $352 million in cash to the Company and the Company did not have any collateral pledged to counterparties. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives including futures and certain option contracts are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any associated potential credit risk.

        Credit exposure represents the Company's potential loss if all of the counterparties concurrently fail to perform under the contractual terms of the contracts and all collateral, if any, becomes worthless. This exposure is measured by the fair value of freestanding derivative contracts with a positive fair value at the reporting date reduced by the effect, if any, of legally enforceable master netting agreements.

        The following table summarizes the counterparty credit exposure by counterparty credit rating at December 31, as it relates to interest rate swap, currency swap, interest rate cap, interest rate floor and credit default swap agreements.

($ in millions)	2005				2004
Rating(1)	Number of counter- parties	Notional amount	Credit exposure(2)	Exposure, net of collateral(2)	Number of counter- parties	Notional amount	Credit exposure(2)	Exposure, net of collateral(2)
AAA	1	$484	$10	$10	2	$1,984	$—	$—
AA	5	6,272	123	25	2	2,228	183	13
AA-	4	3,576	15	15	4	5,825	8	8
A+	6	16,206	273	23	6	10,599	323	17
A	1	30	—	—	2	3,806	12	2

Total	17	$26,568	$421	$73	16	$24,442	$526	$40

(1)
Rating is the lower of S&P's or Moody's ratings.

(2)
For each counterparty, only over-the-counter derivatives with a net positive fair value are included.

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

Off-balance-sheet financial instruments and investment VIEs not consolidated

        The contractual amounts and fair values of off-balance-sheet financial instruments at December 31 are as follows:

	2005		2004
(in millions)	Contractual amount	Fair value	Contractual amount	Fair value
Commitments to invest	$1,172	$—	$836	$—
Private placement commitments	205	—	45	—
Commitments to extend mortgage loans	407	4	103	1
Credit guarantees	219	—	151	—

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

        Commitments to extend mortgage loans are agreements to lend to a borrower provided there is no violation of any condition established in the contract. The Company enters into these agreements to commit to future loan fundings at a predetermined interest rate. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend mortgage loans, which are secured by the underlying properties, are valued based on estimates of fees charged by other institutions to make similar commitments to similar borrowers.

        Credit guarantees represent conditional commitments included in certain fixed income securities owned by the Company, and exclude those credit guarantees reported as derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". These commitments provide for obligations to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of credit events for the referenced entities. The Company enters into these transactions in order to achieve higher yields than direct investment in referenced entities. The fees for assuming the conditional commitments are reflected in the interest receipts reported in net investment income over the lives of the contracts. The fair value of credit guarantees are estimates of the conditional commitments only and are calculated using quoted market prices or valuation models, which incorporate external market data. In the event of bankruptcy or other default of the referenced entities, the Company's maximum amount at risk, assuming the value of the referenced credits becomes worthless, is the amount of the aggregate initial investment, which totaled approximately $219 million at December 31, 2005. The Company includes the impact of credit guarantees in its analysis of credit risk, and the referenced credits were current to their contractual terms at December 31, 2005.

        In 2005, the Company established an investment management VIE that holds assets under the management of Allstate Investment Management Company ("AIMCO"), a subsidiary of the Company, on behalf of unrelated third party investors. The VIE had assets consisting primarily of investment securities and cash totaling $338 million and liabilities, primarily long-term debt, totaling $313 million at December 31, 2005. The Company does not consolidate the VIE because it is not the primary beneficiary. The Company's maximum loss exposure related to its investment in the VIE is the current carrying value of its investment, which was $10 million at December 31, 2005.

        The Company has an investment in another investment management VIE that was established in 2000 and holds assets under the management of AIMCO on behalf of unrelated third party investors. The VIE had assets consisting primarily of investments and cash totaling $163 million and liabilities, primarily long-term debt, totaling $161 million at December 31, 2005. The Company does not consolidate the VIE because it is not the primary beneficiary. At December 31, 2005, the Company had no loss exposure related to its investment in the VIE, since all capital had been returned, including the Company's original investment.

7.     Reserve for Property-Liability Insurance Claims and Claims Expense

        As described in Note 2, the Company establishes reserves for claims and claims expense ("loss") on reported and unreported claims of insured losses. The Company's reserving process takes into account known facts and interpretations of circumstances and factors including the Company's experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, law changes, court decisions, changes to regulatory requirements and economic conditions. In the normal course of business, the Company may also supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process.

        Because reserves are estimates of the unpaid portions of losses that have occurred, including incurred but not reported ("IBNR") losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded amounts, which are based on management's best estimates. The highest degree of uncertainty is associated with reserves for losses incurred in the current reporting period as it contains the greatest proportion of losses that have not been reported or settled. The Company regularly updates its reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reported in property-liability insurance claims and claims expenses in the Consolidated Statements of Operations in the period such changes are determined.

        Activity in the reserve for property-liability insurance claims and claims expense is summarized as follows:

(in millions)	2005	2004	2003
Balance at January 1	$19,338	$17,714	$16,690
Less reinsurance recoverables	2,577	1,734	1,672

Net balance at January 1	16,761	15,980	15,018

Incurred claims and claims expense related to:
Current year	21,643	18,073	17,031
Prior years	(468)	(230)	401

Total incurred	21,175	17,843	17,432

Claims and claims expense paid related to:
Current year	12,340	10,989	10,195
Prior years	6,665	6,073	6,275

Total paid	19,005	17,062	16,470

Net balance at December 31	18,931	16,761	15,980
Plus reinsurance recoverables	3,186	2,577	1,734

Balance at December 31	$22,117	$19,338	$17,714

        Incurred claims and claims expense represents the sum of paid losses and reserve changes in the calendar year. This expense includes losses from catastrophes of $5.67 billion, $2.47 billion and $1.49 billion in 2005, 2004 and 2003, respectively, net of reinsurance and other recoveries (see Note 9). Included in 2005 losses from catastrophes are accruals for assessments from Citizens Property Insurance

Corporation in the state of Florida ("FL Citizens") and various other facilities (see Note 13). Losses from catastrophes in 2005 include the following hurricane related losses:

(in millions)	Gross Losses	Recoveries	Net Losses
Hurricane Katrina	$3,626	$2	$3,624
Hurricane Rita	1,114	250	864
Hurricane Wilma	721	213	508

Total Loss Estimate	$5,461	$465	$4,996

FL Citizens assessments			120
Other catastrophes			558

			$5,674

        The Company's estimates of losses for Hurricanes Katrina, Rita and Wilma are generally based on claim adjuster inspections and the application of historical loss development factors. However, in areas where the Company has reason to believe that its historical loss development factors may not be predictive, the Company has relied on analysis of actual claim notices received compared to the total policies in force, as well as visual, governmental and third party information including aerial photos, area observations and data on wind speeds and flood depth to the extent available.

        The Company's loss estimates for Hurricanes Katrina, Rita and Wilma are calculated in accordance with the coverage provided by its policies. The Company's homeowners policies specifically exclude coverage for losses caused by flood, but generally provide coverage for physical damage caused by wind or wind driven rain. The Company's homeowners estimates, therefore, do not include estimates for losses caused by flood. Auto policyholders generally have coverage for physical damage due to flood if they have purchased optional auto comprehensive coverage.

        Management believes the estimated losses for Hurricanes Katrina, Rita and Wilma are appropriately established and recorded based on available facts, information, laws and regulations. However, actual results may differ materially from the amounts recorded for a variety of reasons: the policyholders' ability to report claims and the Company's ability to adjust claims were impeded by the extent of the devastation, the size of the area affected and the fact that some communities were hit by more than one storm; the assessment of the extent of damage in the initial stages of adjusting residential property losses is particularly difficult; ultimate costs of repairs may increase due to increased demand for services and supplies in the affected areas; the number of IBNR claims may be greater or less than anticipated; the need to have more claims adjusters to handle the large number of claims has increased pressure on the Company's catastrophe claims settlement management process; and litigation recently filed (see Note 13).

        In 2004, losses from catastrophes included $2.0 billion, net of recoveries (see Note 9), related to Hurricanes Charley, Frances, Ivan and Jeanne. This estimate includes net losses in personal lines auto and property policies and net losses on commercial policies.

        Catastrophes are an inherent risk of the property-liability insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company's results of operations and financial position.

        The Company calculates and records a single best reserve estimate for losses from catastrophes, in conformance with generally accepted actuarial principles. As a result, management believes that no other estimate is better than the recorded amount. Due to the uncertainties involved, including the factors described above, the ultimate cost of losses may vary materially from recorded amounts, which are based on management's best estimates. Accordingly, management believes that it is not practicable to develop a meaningful range for any such changes in losses incurred.

        During 2005, incurred claims and claims expense related to prior years was primarily composed of net decreases in auto reserves of $661 million due to auto injury severity development and late reported loss development that were better than expected due to lower frequency trends in recent years, and increases in asbestos reserves of $139 million. Incurred claims and claims expense related to prior years also included $66 million of homeowners losses related to 2004 hurricanes of which $31 million was a FL Citizens assessment that was accruable in 2005.

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

        Management believes that the reserve for claims and claims expense, net of recoverables, at December 31, 2005 is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by that date based on available facts, technology, laws and regulations.

        For further discussion of asbestos and environmental reserves, see Note 13.

8.     Reserves for Life-Contingent Contract Benefits and Contractholder Funds

        At December 31, the reserve for life-contingent contract benefits consists of the following:

(in millions)	2005	2004
Immediate annuities:
Structured settlement annuities	$6,813	$6,392
Other immediate annuities	2,420	2,414
Traditional life	2,282	2,144
Other	967	804

Total reserve for life-contingent contract benefits	$12,482	$11,754

        The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

Product	Mortality	Interest rate	Estimation method
Structured settlement annuities	U.S. population with projected calendar year improvements; mortality rates adjusted for each impaired life based on reduction in life expectancy and nature of impairment	Interest rate assumptions range from 4.0% to 11.7%	Present value of contractually specified future benefits
Other immediate annuities	1983 group annuity mortality table 1983 individual annuity mortality table 1983-a annuity mortality table	Interest rate assumptions range from 1.9% to 11.5%	Present value of expected future benefits based on historical experience
Traditional life	Actual company experience plus loading	Interest rate assumptions range from 4.0% to 11.3%	Net level premium reserve method using the Company's withdrawal experience rates
Other:
Variable annuity guaranteed minimum death benefits	90% of 1994 group annuity mortality table with internal modifications	7%	Projected benefit ratio applied to cumulative assessments
Accident & health	Actual company experience plus loading		Unearned premium; additional contract reserves for traditional life

        To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve has been recorded for certain immediate annuities with life contingencies. A liability of $1.34 billion and $1.09 billion is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2005 and 2004, respectively. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

        At December 31, contractholder funds consists of the following:

(in millions)	2005	2004
Interest-sensitive life	$8,842	$8,280
Investment contracts:
Fixed annuities	37,493	34,637
Guaranteed investment contracts	198	485
Funding agreements backing medium-term notes	12,454	10,135
Other investment contracts	171	1,332
Allstate Bank deposits	882	840

Total contractholder funds	$60,040	$55,709

        The following table highlights the key contract provisions relating to contractholder funds:

Product	Interest rate	Withdrawal/Surrender charges
Interest-sensitive life	Interest rates credited range from 2.0% to 6.0%	Either a percentage of account balance or dollar amount grading off generally over 20 years
Fixed annuities	Interest rates credited range from 1.3% to 11.5% for immediate annuities and 0% to 16% for fixed annuities (which include equity-indexed annuities whose returns are indexed to the S&P 500)
Either a declining or a level percentage charge generally over nine years or less. Additionally, approximately 28.7% of fixed annuities are subject to market value adjustment for discretionary withdrawals.
Guaranteed investment contracts	Interest rates credited range from 2.95% to 7.85%	Generally not subject to discretionary withdrawal
Funding agreements backing medium-term notes	Interest rates credited range from 2.5% to 7.0% (excluding currency-swapped medium-term notes)	Not applicable
Other investment contracts:
Variable guaranteed minimum income benefit and secondary guarantees on interest- sensitive life and fixed annuities	Interest rates used in establishing reserves range from 1.75% to 10.3%	Withdrawal and surrender charges are based on the terms of the related interest-sensitive life or fixed annuity contract.
Other investment contracts	Interest rates credited equaled 4.5%	Not applicable
Allstate Bank	Interest rates credited range from 0% to 5.5%	A percentage of principal balance for time deposits withdrawn prior to maturity

        Contractholder funds include funding agreements held by VIEs issuing medium-term notes. The VIEs are Allstate Life Funding, LLC, Allstate Financial Global Funding, LLC, Allstate Life Global Funding and Allstate Life Global Funding II, and their primary assets are funding agreements used exclusively to back medium-term note programs.

        Contractholder funds activity for the years ended December 31 is as follows:

(in millions)	2005	2004
Balance, beginning of year	$55,709	$47,071
Impact of adoption of SOP 03-1(1)	—	421
Deposits	12,381	13,880
Interest credited	2,404	1,991
Benefits	(984)	(729)
Surrenders and partial withdrawals	(5,098)	(3,438)
Maturities of institutional products	(3,090)	(2,518)
Net transfers to separate accounts	(339)	(412)
Contract charges	(698)	(655)
Fair value hedge adjustments for institutional products	(289)	38
Other adjustments	44	60

Balance, end of year	$60,040	$55,709

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

        The table below presents information regarding the Company's variable annuity contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

	December 31,
($ in millions)	2005	2004
In the event of death
Separate account value	$14,465	$13,693
Net amount at risk(1)	$1,521	$1,900
Average attained age of contractholders	65 years	66 years
At annuitization
Separate account value	$3,836	$3,893
Net amount at risk(2)	$45	$72
Weighted average waiting period until annuitization options available	6 years	7 years
For cumulative periodic withdrawals
Separate account value	$508	$—
Net amount at risk(3)	$—	$—
Accumulation at specified dates
Separate account value	$1,175	$582
Net amount at risk(4)	$—	$—
Weighted average waiting period until guarantee date	11 years	11 years

(1)
Defined as the estimated current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

(2)
Defined as the estimated present value of the guaranteed minimum annuity payments in excess of the current account balance.

(3)
Defined as the estimated current guaranteed minimum withdrawal balance (initial deposit) in excess of the current account balance at the balance sheet date.

(4)
Defined as the estimated present value of the guaranteed minimum accumulation balance in excess of the current account balance.

        The following table summarizes the liabilities for guarantees:

(in millions)	Liability for guarantees related to death benefits and interest- sensitive life products	Liability for guarantees related to income benefits	Liability for guarantees related to accumulation benefits	Total
Balance at January 1, 2005	$95	$46	$(1)	$140
Less reinsurance recoverables	(10)	—	—	(10)

Net balance at January 1, 2005	85	46	(1)	130
Incurred guaranteed benefits	50	6	(1)	55
Paid guarantee benefits	(48)	—	—	(48)

Net change	2	6	(1)	7
Net balance at December 31, 2005	87	52	(2)	137
Plus reinsurance recoverables	10	—	—	10

Balance, December 31, 2005(1)	$97	$52	$(2)	$147

(1)
Included in the total liability balance are reserves for variable annuity death benefits of $77 million, variable annuity income benefits of $20 million, variable annuity accumulation benefits of $(2) million and other guarantees of $52 million.

        In 2004, incurred guaranteed benefits were $41 million, $7 million and $(1) million related to death benefits and interest-sensitive life products, income benefits and accumulation benefits, respectively. Paid guarantee benefits were $62 million in 2004 related to death benefits and interest-sensitive life products. There were no paid guarantee benefits in 2004 related to income and accumulation benefits.

9.     Reinsurance

        The effects of reinsurance on property-liability premiums written and earned and life and annuity premiums and contract charges for the years ended December 31 are as follows:

(in millions)	2005	2004	2003
Property-liability insurance premiums written
Direct	$27,094	$25,262	$23,649
Assumed	873	1,711	1,856
Ceded	(576)	(442)	(318)

Property-liability insurance premiums written, net of reinsurance	$27,391	$26,531	$25,187

Property-liability insurance premiums earned
Direct	$26,514	$24,574	$23,132
Assumed	1,111	1,814	1,843
Ceded	(586)	(399)	(298)

Property-liability insurance premiums earned, net of reinsurance	$27,039	$25,989	$24,677

Life and annuity premiums and contract charges
Direct	$2,665	$2,628	$2,655
Assumed	80	52	134
Ceded	(696)	(608)	(485)

Life and annuity premiums and contract charges, net of reinsurance	$2,049	$2,072	$2,304

Property-liability

        Total amounts recoverable from reinsurers at December 31, 2005 and 2004 were $3.37 billion and $2.73 billion, respectively. The amounts recoverable from reinsurers at December 31, 2005 and 2004 include $185 million and $150 million, respectively, related to property-liability losses paid by the Company and billed to reinsurers, and $3.19 billion and $2.58 billion, respectively, estimated by the Company with respect to ceded unpaid losses (including IBNR), which are not billable until the losses are paid.

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

Industry Pools and Facilities

        Reinsurance recoverable on paid and unpaid claims including IBNR at December 31, 2005 and 2004 include $1.04 billion and $831 million, respectively, from the Michigan Catastrophic Claim Association ("MCCA"). The MCCA, established in 1978, is a mandatory reinsurance mechanism for personal injury protection losses over a retention level that increases each MCCA fiscal year. The retention levels are $350 thousand per claim and $375 thousand per claim for the fiscal years ending June 30, 2005 and 2006, respectively. The MCCA is funded by assessments from member companies who, in turn, can recover assessments from policyholders.

        Estimates of residential property losses for Hurricane Wilma in 2005 and Hurricanes Charley, Frances and Ivan in 2004 exceeded the Company's Florida Hurricane Catastrophe Fund ("FHCF") retention. Reinsurance recoverables include $229 million and $486 million recoverable from the FHCF for qualifying property losses related to these hurricanes at December 31, 2005 and 2004, respectively. Ceded premiums earned under this agreement were $45 million, $37 million and $35 million in 2005, 2004 and 2003, respectively. The Company has access to reimbursement provided by the FHCF for 90% of qualifying personal property losses that exceed its current estimated retention of $262 million for the two largest hurricanes and $87 million for other hurricanes, up to an estimated maximum total of $945 million.

        Allstate sells and administers policies as a participant in the National Flood Insurance Program ("NFIP"). The total amounts recoverable at December 31, 2005 and 2004 were $743 million and $27 million, respectively. Ceded premiums earned include $199 million, $181 million and $169 million in 2005, 2004, and 2003, respectively. Ceded losses incurred include $3.30 billion, $171 million and $64 million, in 2005, 2004, and 2003, respectively. Under the arrangement, the Federal Government is obligated to pay all claims.

Asbestos, Environmental and Other

        Reinsurance recoverables include $247 million and $236 million from Lloyd's of London at December 31, 2005 and 2004, respectively. Lloyd's of London implemented a restructuring plan in 1996 to solidify its capital base and to segregate claims for years prior to 1993. In addition, efforts have been recently made by Lloyd's of London to impose increased documentation standards on reinsurance claims. The impact, if any, of the restructuring and related actions on the collectibility of the recoverable from Lloyd's of London is uncertain at this time. The recoverable from Lloyd's of London syndicates is spread among thousands of investors who have unlimited liability.

Florida

        During 2005, Allstate Floridian Insurance Company ("AFIC") reached a definitive agreement for a portion of its existing customers to have new policies available from Universal Insurance Company of North America, a non-affiliate, when their existing policies expire and are not renewed. AFIC is also ceding premiums and losses on these policies through their expiration date under an indemnity reinsurance agreement. Subject to the agreement, in 2005 AFIC ceded $67 million of premiums written, $51 million of premiums earned and $42 million of incurred losses related to these policies.

Catastrophe reinsurance

        Effective June 1, 2005, multi-year reinsurance treaties cover excess catastrophe losses in seven states: Connecticut, New Jersey, New York, North Carolina, South Carolina, Texas and Florida. These reinsurance treaties replaced the reinsurance contracts entered in 2004 that reinsured losses from future catastrophic events in the state of Florida, which expired in May 2005, and five three-year cancelable excess of loss reinsurance contracts that reinsured personal property losses in New Jersey, New York, North Carolina, South Carolina and Texas. In 2005, the Company ceded $111 million of premiums earned under these reinsurance treaties.

        At December 31, 2005, Allstate Texas Lloyd's ("ATL"), a syndicate insurance company, had $250 million of reinsurance recoverable on the Texas treaty related to losses incurred from Hurricane Rita. ATL cedes 100% of its business net of reinsurance with external parties to AIC.

        With the exception of the recoverable balances from the MCCA, FHCF, NFIP, Lloyd's of London and other industry pools and facilities, the largest reinsurance recoverable balance the Company had outstanding was $91 million and $87 million from Employers' Reinsurance Company at December 31, 2005 and 2004. No other amount due or estimated to be due from any single property-liability reinsurer was in excess of $57 million and $52 million at December 31, 2005 and 2004, respectively.

        The allowance for uncollectible reinsurance was $213 million and $230 million at December 31, 2005 and 2004, respectively, and is primarily related to the Company's discontinued lines and coverages segment. There were $17 million of net recoveries in 2005, and $138 million of bad debt expense and $9 million of deductions related to previous year provisions in 2004.

Allstate Financial

        The Company's Allstate Financial segment reinsures certain of its risks to other insurers primarily under yearly renewable term, coinsurance, and coinsurance with funds withheld agreements. These agreements result in a passing of the agreed-upon percentage of risk to the reinsurer in exchange for negotiated reinsurance premium payments. Coinsurance with funds withheld is similar to coinsurance except that the cash and investments that support the liability for contract benefits are not transferred to the assuming company and settlements are made on a net basis between the companies. Allstate Financial cedes 100% of the morbidity risk on substantially all of its long-term care contracts. Allstate Financial cedes specified percentages of the mortality risk on certain life policies, depending upon the issue date and product, to a pool of thirteen unaffiliated reinsurers. Since November 1998, Allstate Financial ceded mortality risk on new life contracts that exceeded $2 million per life for individual coverage. For business sold prior to October 1998, Allstate Financial ceded mortality risk in excess of specific amounts up to $1 million per life for individual coverage. Also, on certain in-force variable annuity contracts Allstate Financial cedes 100% of the mortality and certain other risks related to product features.

        In addition, Allstate Financial has used reinsurance to effect the acquisition or disposition of certain blocks of business. As of December 31, 2005 and 2004, Allstate Financial had reinsurance recoverables of $150 million and $169 million, respectively due from subsidiaries of Citigroup and Scottish Re (U.S.) Inc. in connection with the disposition of substantially all of the direct response distribution business (see Note 3).

        As of December 31, 2005, the gross life insurance in force was $462 billion of which $227 billion was ceded to the unaffiliated reinsurers.

        Reinsurance recoverables at December 31 are summarized in the following table.

	Reinsurance recoverable on paid and unpaid claims
(in millions)	2005	2004
Life insurance	$1,123	$1,010
Long-term care	412	315
Other	275	271

Total Allstate Financial	$1,810	$1,596

        At December 31, 2005 and 2004, approximately 83% and 81%, respectively, of reinsurance recoverables are due from companies rated A- or better by S&P.

10.  Deferred Policy Acquisition and Sales Inducement Costs

        Deferred policy acquisition costs for the years ended December 31 are as follows:

	2005
(in millions)	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$3,508	$1,460	$4,968
Acquisition costs deferred	848	4,116	4,964
Amortization charged to income	(629)	(4,092)	(4,721)
Effect of unrealized gains and losses	591	—	591

Balance, end of year	$4,318	$1,484	$5,802

	2004
(in millions)	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$3,517	$1,325	$4,842
Impact of adoption of SOP 03-1(1)	(134)	—	(134)
Disposition of operation(2)	(238)	—	(238)
Acquisition costs deferred	918	4,009	4,927
Amortization charged to income	(591)	(3,874)	(4,465)
Effect of unrealized gains and losses	36	—	36

Balance, end of year	$3,508	$1,460	$4,968

	2003
(in millions)	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$3,205	$1,180	$4,385
Acquisition costs deferred	816	3,665	4,481
Amortization charged to income	(538)	(3,520)	(4,058)
Effect of unrealized gains and losses	34	—	34

Balance, end of year	$3,517	$1,325	$4,842

(1)
In 2004, the impact of adoption of SOP 03-1 includes a write-down in variable annuity DAC of $108 million, the reclassification of DSI from DAC to other assets resulting in a decrease to DAC of $44 million, an increase to DAC of $8 million for an adjustment to the effect of unrealized capital gains and losses and the reclassification of unearned revenue from DAC to contractholder funds resulting in an increase to DAC of $10 million (see Note 2).

(2)
In 2004, DAC was reduced by $238 million related to the disposition of substantially all of Allstate Financial's direct response distribution business (see Note 3).

        Net amortization charged to income includes $126 million, $120 million and $46 million in 2005, 2004 and 2003, respectively, due to the realization of capital gains and losses.

        In 2005 and 2004, DSI and related amortization is classified within the Consolidated Statements of Financial Position and Operations as other assets and interest credited to contractholder funds, respectively. Deferred sales inducement activity for Allstate Financial for the twelve months ended December 31 was as follows:

(in millions)	2005	2004
Balance, beginning of year(1)	$134	$99
Sales inducements deferred	99	55
Amortization charged to income	(74)	(45)
Effect of unrealized gains and losses	78	25

Balance, end of year	$237	$134

(1)
The January 1, 2004 balance includes a $16 million write-down of DSI due to the adoption of SOP 03-1 (see Note 2).

11.  Capital Structure

Debt outstanding

        Total debt outstanding at December 31 consisted of the following:

(in millions)	2005	2004
7 7/8% Senior Notes, due 2005(1)	$—	$900
5.375% Senior Notes, due 2006(1)	538	540
7.20% Senior Notes, due 2009(1)	750	750
6.125% Senior Notes, due 2012(1)	350	350
5.00% Senior Notes, due 2014(1)	650	650
6.125% Senior Notes, due 2032(1)	250	250
5.350% Senior Notes, due 2033(1)	400	400
5.55% Senior Notes, due 2035(1)	800	—
7.83% Junior Subordinated Debentures, due 2045, callable	200	200
7.50% Debentures, due 2013	250	250
6.75% Senior Debentures, due 2018	250	250
6.90% Senior Debentures, due 2038	250	250
Synthetic lease VIE obligations, floating rates, due 2006	117	117
Investment management VIE obligations, floating rates, due 2013	—	279
Structured investment security VIE obligations, due 2007	49	47
Floating rate notes, due 2012 to 2017, callable	32	57
Other various notes, due 2008	1	1

Total long-term debt	4,887	5,291
Short-term debt(2)	413	43

Total debt	$5,300	$5,334

(1)
Senior Notes are subject to redemption at the Company's option in whole or in part at any time at the greater of either 100% of the principal amount plus accrued and unpaid interest to the redemption date or the discounted sum of the present values of the remaining scheduled payments of principal and interest and accrued and unpaid interest to the redemption date.

(2)
The Company classifies any borrowings, which have a maturity of twelve months or less at inception as short-term debt.

        Total debt outstanding by maturity at December 31 consisted of the following:

(in millions)	2005	2004
Due within one year or less	$1,068	$943
Due after one year through 5 years	800	1,455
Due after 5 years through 10 years	1,262	1,541
Due after 10 years through 20 years	270	295
Due after 20 years	1,900	1,100

Total debt	$5,300	$5,334

        In 2005, the Company issued $800 million of 5.55% senior notes due 2035. The net proceeds of this issuance were used for general corporate purposes, including funding the repayment of a portion of the $900 million of 7 7/8% senior notes, which were repaid at their scheduled maturity, May 1, 2005.

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

        Allstate will be prohibited from paying dividends on its common stock and any preferred stock that it may issue, or repurchasing capital stock, if the Company elects to defer dividend payments on these preferred securities. Dividends on the preferred securities have been reported as interest expense in the Consolidated Statements of Operations for the twelve months of 2005 and 2004 and the last six months of 2003, and were classified as minority interest and reported as dividends on preferred securities of subsidiary trust in the Consolidated Statements of Operations during the first six months of 2003.

        The Company is the primary beneficiary of a consolidated VIE used to acquire a headquarters office building and up to 38 automotive collision repair stores ("synthetic lease VIE"). The Company's Consolidated Statements of Financial Position include $117 million of property and equipment, net, and long-term debt as of December 31, 2005 and 2004. Beginning July 1, 2003, payments previously reported as operating costs and expenses are classified as interest expense.

        The Company is also the primary beneficiary of a consolidated structured investment security VIE. The Company's Consolidated Statements of Financial Position include $54 million of investments as of December 31, 2005 and 2004, and $49 million and $47 million of long-term debt as of December 31, 2005 and 2004, respectively. The holders of the consolidated long-term debt have no recourse to the equity of the Company as the sole source of payment is the assets of the VIE.

        In 2005, the Company liquidated its consolidated investment management VIE. As a result of the liquidation, long-term debt and assets decreased by $279 million and $305 million (of which $298 million was classified as investments), respectively.

        To manage short-term liquidity, Allstate can issue commercial paper, draw on its credit facilities and engage in securities repurchase agreements (see Note 2). The Company currently maintains a credit facility and a commercial paper program as a potential source of funds. These include a $1.00 billion five-year revolving credit facility expiring in 2009 and a commercial paper program with a borrowing limit of $1.00 billion. The five-year facility contains an increase provision that would make up to an additional $500 million available for borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. The right to borrow from the five-year facility is subject to a requirement to maintain a 37.5% debt to capital resources ratio as defined in the agreements. Although the right to borrow under the five-year facility is not subject to a minimum-rating requirement, the costs of maintaining the five-year facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility. No amounts were outstanding under the credit facilities as of December 31, 2005 and 2004. The Company had $413 million and $43 million of commercial paper outstanding with a weighted average interest rate of 4.22% and 2.22% at December 31, 2005 and 2004, respectively. The Company paid $318 million, $301 million and $269 million of interest on debt in 2005, 2004 and 2003, respectively.

        At December 31, 2005, the Company may issue up to an additional $1.35 billion of debt securities, equity securities, warrants for debt and equity securities, trust preferred securities, stock purchase contracts and stock purchase units under the $2.80 billion shelf registration filed with the Securities and Exchange Commission in 2003.

Capital stock

        The Company had 900 million shares of issued common stock of which 646 million shares were outstanding and 254 million shares were held in treasury as of December 31, 2005. In 2005, the Company repurchased 44 million shares at an average cost of $56.03 and reissued 8 million shares under equity incentive plans.

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

12.  Company Restructuring

        The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and a non-cash charge resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate's multiple agency programs to a single exclusive agency program.

        The following table illustrates the inception to date change in the restructuring liability at December 31, 2005:

(in millions)	Employee costs	Exit costs	Total liability
Liability at inception	$52	$21	$73
Net adjustments to liability	(3)	(3)	(6)
Payments applied against the liability	(42)	(15)	(57)

Liability at December 31, 2005	$7	$3	$10

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

13.  Commitments, Guarantees and Contingent Liabilities

Leases

        The Company leases certain office facilities and computer equipment. Total rent expense for all leases was $354 million, $367 million and $367 million in 2005, 2004 and 2003, respectively.

        Minimum rental commitments under noncancelable capital and operating leases with an initial or remaining term of more than one year as of December 31, 2005 are as follows:

(in millions)	Capital leases	Operating leases
2006	$12	$213
2007	12	171
2008	12	130
2009	12	92
2010	12	76
Thereafter	37	140

Total	$97	$822

Present value of minimum lease payments	$72

        In 2005, the Company entered into a sale-leaseback transaction to dispose of three buildings and lease back 100% of the buildings for a period of ten years. The transaction resulted in a pre-tax gain of $40 million that was deferred and will be amortized as a reduction to rent expense over the ten-year leaseback period. The Company also entered into another sale-leaseback transaction in 2005 to dispose of a building and leaseback approximately 47% of the building for a period of ten years. This transaction resulted in a pre-tax gain of $24 million of which $12 million was recognized as a gain in 2005 and the remaining $12 million was deferred and will be amortized as a reduction to rent expense over the ten-year leaseback period. The Company has limited involvement other than being a tenant, and the leases are accounted for as operating leases.

State facility assessments

        The Company is required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations in various states that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Because of the Company's participation, it may be exposed to losses that surpass the capitalization of these facilities and/or to assessments from these facilities.

        The Company is subject to assessments from FL Citizens, which was created by the state of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. FL Citizens, at the discretion and direction of its Board of Governors ("FL Citizens Board"), can levy a regular assessment on participating companies for a deficit in any calendar year up to a maximum of the greater of 10% of the deficit or 10% of Florida property premiums industry-wide for the prior year. An insurer may recoup a regular assessment through a surcharge to policyholders. In order to recoup its FL Citizens regular assessment, an insurer must file for a policy surcharge with the Florida Office of Insurance Regulation ("FL OIR") at least fifteen days prior to imposing the surcharge on policies. If a deficit remains after the regular assessment, FL Citizens can also fund any remaining deficit through emergency assessments in the current and subsequent years. Companies are required to collect the emergency assessments directly from residential property policyholders and remit to FL Citizens as collected. In addition, FL Citizens may issue bonds to further fund a deficit. Participating companies are obligated to purchase any unsold bonds issued by FL Citizens.

        FL Citizens reported a deficit for the 2004 plan year. In 2005, the Company paid its portion of the assessment totaling $43 million and expects to recoup $36 million beginning in the first quarter of 2006. The difference between the assessment and the expected recoupment is primarily due to the Company's exit from the commercial property market in Florida announced in May 2005 and expected to be completed in 2007. Recoupments are recorded in catastrophe losses as the related premiums are written.

        FL Citizens reported losses from Hurricane Wilma in 2005, which followed the deficit for the 2004 plan year. Communications made by the FL Citizens Board and other government officials indicate that a future assessment as a result of FL Citizens' current financial deficit is both probable and can be reasonably estimated. The Company has accrued its estimated assessment of $77 million, which represents its portion of the maximum regular assessment available to FL Citizens, and estimates that the recoupment will be approximately $65 million.

        The Company is also subject to assessments from the Louisiana Citizens Property Insurance Corporation ("LA Citizens"). LA Citizens can levy a regular assessment on participating companies for a deficit in any calendar year up to a maximum of the greater of 10% of the calendar year deficit or 10% of Louisiana direct property premiums industry-wide for the prior calendar year. LA Citizens had a financial deficit due to losses incurred from the hurricanes that struck Louisiana during 2005, and therefore levied an assessment to participating companies. The Company paid its share of this regular assessment totaling $34 million, and the entire amount is expected to be recouped. This assessment does not represent the maximum regular industry assessment available to LA Citizens for the 2005 calendar year, and therefore the Company may be assessed up to an additional $12 million. If a deficit remains after the regular assessment, LA Citizens can also fund any remaining deficit through emergency assessments in the current and subsequent years. Companies are required to collect the emergency assessments directly from residential property policyholders and remit to LA Citizens as collected. In addition, LA Citizens may issue bonds to further fund a deficit.

        The Company is currently monitoring developments with respect to various state facilities such as guaranty funds, FL Citizens, LA Citizens, the Mississippi Windstorm Underwriting Association, the

Mississippi Residential Underwriting Association, the Alabama Insurance Underwriting Association, the Texas FAIR Plan Association and the Texas Windstorm Insurance Association. The ultimate impact of the 2005 hurricane season on these facilities is currently uncertain, but could result in the facilities recognizing a financial deficit or a financial deficit greater than the level currently estimated. They may, in turn, have the ability to assess participating insurers when financial deficits occur, adversely affecting the Company's results of operations.

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

        Should losses arising from an earthquake cause a deficit in the CEA, additional funding would be obtained through assessments on participating insurance companies and reinsurance proceeds. Participating insurers are required to pay an assessment, currently estimated not to exceed $2.18 billion, if the capital of the CEA falls below $350 million. Participating insurers are required to pay a second assessment, currently estimated not to exceed $1.46 billion, if aggregate CEA earthquake losses exceed $5.79 billion and the capital of the CEA falls below $350 million. At November 30, 2005, the CEA's capital balance was approximately $2.11 billion. If the CEA assesses its member insurers for any amount, the amount of future assessments on members is reduced by the amounts previously assessed. To date, the only assessment made by the CEA has been its initial assessment paid by participating insurers beginning in 1996. The authority of the CEA to assess participating insurers for the first assessment expires when it has completed twelve years of operation, at year-end 2008. All future assessments on participating CEA insurers are based on their CEA insurance market share as of December 31 of the preceding year. As of December 31, 2005, the Company's share of the CEA was 23%. Allstate does not expect its CEA market share to materially change. At this level, the Company's maximum possible CEA assessment would be $821 million. Accordingly, assessments from the CEA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company. Management believes Allstate's exposure to earthquake losses in California has been significantly reduced as a result of its participation in the CEA.

Florida Hurricane Catastrophe Fund

        AFIC sells and services Allstate's Florida residential property policies and has access to reimbursements on certain qualifying Florida hurricane losses (see Note 9), as well as exposure to assessments from the FHCF. The FHCF has the authority to issue bonds to pay its obligations to participating insurers in excess of its capital balances, which are funded by assessments on all property and casualty premiums in the state, except workers' compensation, medical malpractice and accident and health insurance. By law, these assessments are the obligation of insurance policyholders, which insurance companies must collect. The FHCF assessments are limited to 6% of premiums per year beginning the first year in which reimbursements require bonding, and up to a total of 10% of premiums per year for assessments in the second and subsequent years, if required to fund additional bonding. Upon the order of the FL OIR, companies are required to collect the FHCF assessments directly from residential property policyholders and remit them to the FHCF as they are collected.

        Facilities such as FL Citizens, LA Citizens and the FHCF are generally designed so that the ultimate cost is borne by policyholders, however, the exposure to assessments and the availability of recoupments or premium rate increases from these facilities may not offset each other in the Company's financial statements. Moreover, even if they do offset each other, they may not offset each other in financial statements for the same fiscal period due to the ultimate timing of the assessments and recoupments or premium rate increases, as well as the possibility of policies not being renewed in subsequent years.

Guaranty funds

        Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. The Company's policy is to accrue assessments as the related written premium upon which the assessment is based is written. The Company's expenses related to these funds totaled $23 million, $58 million and $61 million in 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004, the liability balance included in other liabilities and accrued expenses was $104 million and $97 million, respectively.

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

PMI runoff support agreement

        The Company has certain limited rights and obligations under a capital support agreement ("Runoff Support Agreement") with PMI Mortgage Insurance Company ("PMI"), the primary operating subsidiary of PMI Group, related to the Company's disposition of PMI in prior years. Under the Runoff Support Agreement, the Company would be required to pay claims on PMI policies written prior to October 28, 1994 if PMI fails certain financial covenants and fails to pay such claims. In the event any amounts are so paid, the Company would receive a commensurate amount of preferred stock or subordinated debt of PMI Group or PMI. The Runoff Support Agreement also restricts PMI's ability to write new business and pay dividends under certain circumstances. Management does not believe this agreement will have a material adverse effect on results of operations, cash flows or financial position of the Company.

Guarantees

        The Company provides residual value guarantees on Company leased automobiles. If all outstanding leases were terminated effective December 31, 2005, the Company's maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $16 million at December 31, 2005. The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to three years. Historically, the Company has not made any material payments pursuant to these guarantees.

        The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. In the event all such specified credit events were to occur, the Company's maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment was $219 million at December 31, 2005. The obligations associated with these fixed income securities expire at various times during the next six years.

        Lincoln Benefit Life Company ("LBL"), a wholly owned subsidiary of ALIC, has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program. LBL has issued a repayment guarantee on the outstanding commercial paper balance that is fully collateralized by the cash surrender value of the universal life insurance contracts. At December 31, 2005, the amount due under the commercial paper program is $57 million and the cash surrender value of the policies is $58 million. The repayment guarantee expires April 30, 2006.

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

        The aggregate liability balance related to all guarantees was not material as of December 31, 2005.

Regulation

        The Company is subject to changing social, economic and regulatory conditions. From time to time regulatory authorities seek to influence and restrict premium rates, require premium refunds to policyholders, restrict the ability of insurers to cancel or non-renew policies, limit insurers' ability to impose underwriting standards, impose additional regulations regarding agent and broker compensation and otherwise expand overall regulation of insurance products and the insurance industry. The ultimate changes and eventual effects of these initiatives on the Company's business, if any, are uncertain.

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

  •
  For the reasons specified above, it is not possible at this time to make meaningful estimates of the amount or range of loss that could result from the matters described below in the "Proceedings" subsection. The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, "Accounting for Contingencies" when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

  •
  Due to the complexity and scope of the matters disclosed in the "Proceedings" subsection below and the many uncertainties that exist, the ultimate outcome of these matters cannot be reasonably predicted. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to the Company's operating results or cash flows for a particular quarter or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described below as they are resolved over time is not likely to have a material adverse effect on the financial position of the Company.

Proceedings

        There is one active nationwide class action lawsuit pending against Allstate regarding its specification of after-market (non-original equipment manufacturer) replacement parts in the repair of insured vehicles. This suit alleges that the specification of such parts constitutes breach of contract and fraud. The suit mirrors to a large degree lawsuits filed against other carriers in the industry. The plaintiffs allege that after-market parts are not "of like kind and quality" as required by the insurance policy, and they are seeking actual and punitive damages. The Company has been vigorously defending this lawsuit, but its outcome is uncertain. A second aftermarket parts lawsuit has now been dismissed. In that case, plaintiffs had alleged that Allstate and three co-defendants violated federal antitrust laws by conspiring to manipulate the price of auto physical damage coverages in such a way that not all savings realized by the use of aftermarket parts are passed on to the policyholders. The plaintiffs in this case have taken no action to appeal the dismissal order, and their time to do so has now passed. We therefore consider the dismissal to be final. In a related development, the Illinois Supreme Court recently reversed the billion-dollar judgment entered against State Farm in a nationwide aftermarket parts class action, Avery v. State Farm. The Company believes that the Avery decision will be useful in its defense of the remaining aftermarket parts case discussed above, which is pending in Illinois; however, it should be noted that the plaintiffs in Avery have petitioned the United States Supreme Court to hear an appeal of the Illinois Supreme Court's decision.

        There are several statewide and nationwide class action lawsuits pending against Allstate alleging that its failure to pay "inherent diminished value" to insureds under the collision, comprehensive, uninsured motorist property damage, or auto property damage liability provisions of auto policies constitutes breach of contract and fraud. Plaintiffs define "inherent diminished value" as the difference between the market value of the insured automobile before an accident and the market value after repair. Plaintiffs allege that they are entitled to the payment of inherent diminished value under the terms of the policy. To a large degree, these lawsuits mirror similar lawsuits filed against other carriers in the industry. These lawsuits are pending in various state and federal courts, and they are in various stages of development. Classes have been certified in only two cases. Both are multi-state class actions. A trial in one of these multi-state class action cases involving collision and comprehensive coverage concluded on April 29, 2004, with a jury verdict in favor of the Company. The plaintiffs have filed an appeal from the judgment. Oral argument on that appeal was held on January 5, 2006, but the court has not yet ruled. In the other certified class action lawsuit, which involves uninsured motorist property damage coverage, the appellate court granted the Company's petition for review of the order of certification, and has affirmed the certification. The Company has filed a petition to appeal to the Washington Supreme Court and is awaiting a ruling. The Company has been vigorously defending all of these lawsuits and, since 1998, has been implementing policy language in more than 40 states reaffirming that its collision and comprehensive coverages do not include diminished value claims. The outcome of these disputes remains uncertain.

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

        A number of nationwide and statewide putative class actions are pending against Allstate that challenge Allstate's use of certain automated database vendors in valuing total loss automobiles. To a large degree, these lawsuits mirror similar lawsuits filed against other carriers in the industry. Plaintiffs allege that flaws in these databases result in valuations to the detriment of insureds. The plaintiffs are seeking actual and punitive damages. The lawsuits are in various stages of development and Allstate has been vigorously defending them, but the outcome of these disputes is currently uncertain.

        The Company is defending a putative nationwide class action that alleges that the Company discriminates against non-Caucasian policyholders, through underwriting and rate-making practices including the use of credit information, by charging them higher premiums. The Company is also defending a putative statewide class action in federal court challenging its use of credit information under certain state insurance statutes. These plaintiffs seek monetary and equitable relief, including actual and punitive damages and injunctive relief. The Company removed the statewide class action to federal court. The Fifth Circuit Court of Appeals has recently affirmed the trial court's denial of the plaintiff's motion to remand to state court. The Company denies these allegations and has been vigorously defending these lawsuits. The outcome of these disputes is currently uncertain.

        The Company is defending a number of matters filed in the aftermath of Hurricanes Katrina and Rita, including several statewide putative class action lawsuits pending in Louisiana, Mississippi, and Texas. In addition, the Mississippi Attorney General filed a suit asserting that the flood exclusion found in Allstate's and other insurance companies' policies is either ambiguous, unenforceable as unconscionable or contrary to public policy, or inapplicable to the damage suffered in the wake of Hurricane Katrina. These suits seek primarily declaratory relief, and in some cases, actual and punitive damages in an unspecified amount. A Texas district court judge denied the Texas Commissioner of Insurance's request for a permanent injunction mandating the payment of additional living expense claims under the Texas policy form in the absence of physical damage to the insured premises. It is unknown whether the Texas Commissioner of Insurance will pursue an appeal. The matters described in this paragraph are in various stages of development and Allstate intends to vigorously defend them. The outcome of these disputes is currently uncertain.

        Allstate is defending various lawsuits involving worker classification issues. These lawsuits include a number of putative class actions and two certified class actions challenging the overtime exemption claimed by the Company under the Fair Labor Standards Act or state wage and hour laws. In these cases, plaintiffs seek monetary relief, such as penalties and liquidated damages, and non-monetary relief, such as injunctive relief and an accounting. These class actions mirror similar lawsuits filed against other carriers in the industry and other employers, some of which have been settled recently. In one certified class action against Allstate, based on California law, the parties reached an agreement to settle the case for $120 million, which was accrued in 2005. The settlement received final court approval in November 2005 and subsequently, the Company has commenced payment. Allstate is continuing to vigorously defend its other worker classification lawsuits. The outcome of these disputes is currently uncertain.

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

        The Company has resolved through mediation and settlement all but two of its lawsuits brought by plaintiffs challenging trading restrictions the Company adopted in an effort to limit market-timing activity in its variable annuity sub-accounts. In the remaining lawsuits the plaintiffs seek a variety of remedies including monetary and equitable relief. The Company has been vigorously defending these matters, but their outcome is currently uncertain.

        The Company is defending its homeowners insurance rates and discount programs in administrative actions filed by Texas insurance regulators. Regulators are focusing, as they have with other insurers, on the reasonableness of the Company's rates for the risks to which they apply. These proceedings seek primarily to restrict premium rates and require premium refunds to policyholders. The matters described in this paragraph are in various stages of development and Allstate intends to vigorously defend its practices. The outcome of these disputes is currently uncertain.

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

        Various other legal and regulatory actions, including state market conduct exams, are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of a number of class action lawsuits and other types of proceedings, some of which involve claims for substantial or indeterminate amounts. These actions are based on a variety of issues and target a range of the Company's practices. The outcome of these disputes is currently unpredictable.

        One or more of these matters could have an adverse effect on the Company's operating results or cash flows for a particular quarter or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described in this "Other Matters" subsection, in excess of amounts currently reserved, as they are resolved over time is not likely to have a material effect on the operating results, cash flows or financial position of the Company.

Asbestos and environmental

        Allstate's reserves for asbestos claims were $1.37 billion and $1.46 billion, net of reinsurance recoverables of $831 million and $963 million at December 31, 2005 and 2004, respectively. Reserves for environmental claims were $205 million and $232 million, net of reinsurance recoverables of $47 million and $49 million at December 31, 2005 and 2004, respectively. Approximately 68% and 62% of the total net asbestos and environmental reserves at December 31, 2005 and 2004, respectively, were for incurred but not reported estimated losses.

        Management believes its net loss reserves for environmental, asbestos and other discontinued lines exposures are appropriately established based on available facts, technology, laws and regulations. However, establishing net loss reserves for asbestos, environmental and other discontinued lines claims is subject to uncertainties that are greater than those presented by other types of claims. The ultimate cost of losses may vary materially from recorded amounts, which are based on management's best estimate. Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure and unresolved legal issues regarding policy coverage; unresolved legal issues regarding the determination, availability and timing of exhaustion of policy limits; plaintiffs' evolving and expanding theories of liability, availability and collectibility of recoveries from reinsurance, retrospectively determined premiums and other contractual agreements; and estimating the extent and timing of any contractual liability, and other uncertainties. There are also complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are covered, or were ever intended to be covered, and could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean-up costs represent insured property damage. Management believes these issues are not likely to be resolved in the near future, and the ultimate cost may vary materially from the amounts currently recorded resulting in an increase in loss reserves. In addition, while the Company believes that improved actuarial techniques and databases have assisted in its ability to estimate asbestos, environmental, and other discontinued lines net loss reserves, these refinements may subsequently prove to be inadequate indicators of the extent of probable losses. Due to the uncertainties and factors described above, management believes it is not practicable to develop a meaningful range for any such additional net loss reserves that may be required.

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

        The Internal Revenue Service ("IRS") has completed its review of the Company's federal income tax returns through the 2002 tax year. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material effect on the results of operations, cash flows or financial position of the Company.

        The components of the deferred income tax assets and liabilities at December 31 are as follows:

(in millions)	2005	2004
Deferred assets
Life and annuity reserves	$991	$975
Unearned premium reserves	698	675
Discount on loss reserves	477	444
Other postretirement benefits	262	264
Other assets	429	478

Total deferred assets	2,857	2,836
Deferred liabilities
Deferred policy acquisition costs	(1,565)	(1,557)
Unrealized net capital gains	(1,125)	(1,609)
Pension	(463)	(267)
Other liabilities	(55)	(232)

Total deferred liabilities	(3,208)	(3,665)

Net deferred liability	$(351)	$(829)

        Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized based on the assumption that certain levels of income will be achieved. The total amount of the valuation allowance reducing deferred tax assets was $3 million and $2 million at December 31, 2005 and 2004, respectively.

        The components of income tax expense for the years ended December 31 are as follows:

(in millions)	2005	2004	2003
Current	$503	$1,280	$538
Deferred	(180)	(50)	308

Total income tax expense	$323	$1,230	$846

        The Company paid income taxes of $1.06 billion, $1.21 billion and $279 million in 2005, 2004, and 2003, respectively. The Company had a current income tax receivable of $483 million and current income tax payable of $145 million at December 31, 2005 and 2004, respectively.

        A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income	(16.0)	(7.4)	(9.1)
Adjustment to prior year tax liabilities	(2.8)	(0.2)	(1.6)
Other	(0.7)	(0.6)	(0.6)

Effective income tax rate	15.5%	26.8%	23.7%

        Prior to January 1, 1984, ALIC and certain other life insurance subsidiaries included in the Allstate Financial segment were entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. Pursuant to the American Jobs Creation Act of 2004 ("the 2004 Act"), ALIC and the affected subsidiaries can reduce the policyholders surplus account in 2005 and 2006 without incurring any tax liability. This provision was utilized during 2005 to reduce the affected subsidiaries' policyholders surplus accounts by $94 million and the related taxes payable by $33 million. The remaining aggregate balance in this account at December 31, 2005 was $9 million, which prior to the 2004 Act would have resulted in federal income taxes payable of $3 million if such amounts had been distributed or deemed distributed from the policyholders surplus account. No provision for taxes has ever been made for this item since the affected subsidiaries had no prior intention of incurring such tax liability. ALIC and the affected subsidiaries expect to utilize the 2004 Act provision in 2006, thereby eliminating or substantially reducing this remaining potential tax liability.

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

        All states require domiciled insurance companies to prepare statutory-basis financial statements in conformity with the NAIC Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the applicable insurance commissioner and/or director.

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

        Statutory net income and capital and surplus of Allstate's domestic insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities are as follows:

	Net income			Capital and Surplus
(in millions)	2005	2004	2003	2005	2004
Amounts by major business type:
Property-Liability	$1,717	$3,334	$2,976	$11,170	$13,111
Allstate Financial	322	294	605	3,895	3,804

Amount per statutory accounting practices	$2,039	$3,628	$3,581	$15,065	$16,915

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

        AIC paid dividends of $3.86 billion in 2005, which was the maximum amount allowed under Illinois insurance law based on 2004 formula amounts. Based on 2005 AIC statutory net income, the maximum amount of dividends AIC will be able to pay without prior IL DOI approval at a given point in time during 2006 is $1.75 billion, less dividends paid during the preceding twelve months measured at that point in time.

        The Company has committed to provide capital to AIC, in the form of surplus notes or contributed surplus, to maintain levels of statutory surplus as set forth in a Capital Support Commitment, and to hold, or cause its subsidiary Kennett Capital, Inc. to hold and make available upon request, investments sufficient to meet its obligations under the agreement. To the extent that AIC's Property-Liability statutory surplus as of a reporting date specified in the following table is less than the amount set forth as required surplus for that date, the Company will provide capital in an amount equal to the lesser of the amount set forth as the available commitment as of that date or the amount by which Property-Liability statutory surplus is less than the required surplus as of that date.

Reporting Date	Required Surplus	Available Commitment
(in millions)
December 31, 2005	$10,700	$2,400
March 31, 2006	$11,000	$2,100
June 30, 2006	$12,000	$1,100
September 30, 2006	$12,500	$600
December 31, 2006	$12,900	$200

        No amounts were due under this commitment as of December 31, 2005. This commitment terminates at the earlier of the first reporting date that Property-Liability's statutory surplus exceeds $13.1 billion, when the Company has provided $2.4 billion to AIC or March 15, 2007.

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

Obligations and funded status

        The Company calculates benefit obligations based upon generally accepted actuarial methodologies using the projected benefit obligation ("PBO") for pension plans and the APBO for other postretirement plans. The determination of pension costs and other postretirement obligations as of December 31 are determined using an October 31 measurement date. The benefit obligations represent the actuarial present value of all benefits attributed to employee service rendered. The PBO is measured using the pension benefit formula and assumptions as to future compensation levels. A plan's funded status is calculated as the difference between the benefit obligation and the fair value of plan assets. The Company's funding policy for the pension plans is to make annual contributions at a minimum level that is at least in accordance with regulations under the Internal Revenue Code ("IRC") and in accordance with generally accepted actuarial principles. The Company's postretirement benefits plans are not funded.

        A reconciliation of the plans' funded status to amounts recognized in the Consolidated Statements of Financial Position as of December 31 is as follows:

	Pension benefits		Postretirement benefits
(in millions)	2005	2004	2005	2004
Fair value of plan assets	$4,487	$3,983	$—	$—
Benefit obligation	5,187	4,981	1,140	1,244

Funded status	(700)	(998)	(1,140)	(1,244)
Amounts not recognized:
Unamortized prior service cost	(23)	(27)	(13)	(14)
Unrecognized net actuarial loss	2,063	2,333	126	290

Net amount recognized	$1,340	$1,308	$(1,027)	$(968)

Prepaid benefit costs	$1,444	$980	$—	$—
Accrued benefit cost	(151)	(279)	(1,027)	(968)
Intangible assets	—	8	—	—
Accumulated other comprehensive income	47	599	—	—

Net amount recognized	$1,340	$1,308	$(1,027)	$(968)

        The majority of the $2.06 billion and $2.33 billion of unrecognized net actuarial pension benefit losses in 2005 and 2004, respectively, reflect the effect of increases in the PBO resulting from decreases in the discount rate over time, and the impact of unfavorable equity market conditions on the value of the pension plan assets in prior years. Allstate amortizes its excess unrecognized net actuarial losses over the average remaining service period of active employees expected to receive benefits.

        The accumulated benefit obligation ("ABO") for all defined benefit pension plans was $4.33 billion and $4.14 billion at December 31, 2005 and 2004, respectively. The ABO is the actuarial present value of all benefits attributed by the pension benefit formula to employee service rendered. However, it differs from the PBO due to the exclusion of an assumption as to future compensation levels. A minimum pension liability is recognized as a reduction to accumulated other comprehensive income when the ABO exceeds the fair value of plan assets. The minimum pension liability was $30 million and $389 million, after-tax, at December 31, 2005 and 2004, respectively. In 2005, the minimum pension liability decreased by $359 million, after-tax, which was reported as an increase to accumulated other comprehensive income. In 2004, the minimum pension liability increased by $30 million, after-tax, which was reported as a decrease to accumulated other comprehensive income. The Company made contributions during 2005 sufficient to eliminate a minimum pension liability for one of its qualified pension plans. The minimum pension liability reported at December 31, 2005 relates solely to the Company's unfunded non-qualified pension plans.

        The PBO, ABO, and fair value of plan assets for the Company's pension plans with an ABO in excess of plan assets were $216 million, $154 million, and $3 million, respectively as of December 31, 2005, and $1.09 billion, $1.04 billion, and $758 million, respectively, as of December 31, 2004.

        Included in the accrued benefit cost of the pension benefits are certain unfunded non-qualified plans with accrued benefit costs of $151 million and $116 million for 2005 and 2004, respectively.

        The changes in benefit obligations for all plans for the years ended December 31 are as follows:

	Pension benefits		Postretirement benefits
(in millions)	2005	2004	2005	2004
Change in benefit obligation
Benefit obligation, beginning of year	$4,981	$4,317	$1,244	$1,163
Service cost	206	157	30	28
Interest cost	283	268	65	71
Participant contributions	1	1	39	39
Actuarial (gain) loss	(12)	496	(158)	27
Benefits paid	(271)	(266)	(81)	(86)
Translation adjustment and other	(1)	8	1	2

Benefit obligation, end of year	$5,187	$4,981	$1,140	$1,244

        Benefits paid include lump sum distributions, a portion of which may trigger settlement accounting treatment.

        As a result of the recognition of the subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company's APBO was reduced by $115 million in 2005 for benefits attributable to past service and the Company's net periodic postretirement benefit cost for 2005 was reduced by $17 million, of which $8 million was amortization of the actuarial experience gain attributable to past service, $4 million was a reduction of current period service cost, and $5 million was the reduction in interest cost on the APBO (see Note 2).

Components of net periodic cost

        The components of net periodic cost for all plans for the years ended December 31 are as follows:

	Pension benefits			Postretirement benefits
(in millions)	2005	2004	2003	2005	2004	2003
Service cost(1)	$206	$157	$134	$30	$28	$18
Interest cost	283	268	254	65	71	71
Expected return on plan assets	(313)	(288)	(221)	—	—	—
Amortization of:
Prior service costs	(3)	(3)	(3)	(1)	(1)	(1)
Unrecognized transition obligation	—	—	(1)	—	—	—
Net actuarial loss	135	121	92	7	14	8
Settlement loss	28	41	43	—	—	—

Net periodic cost	$336	$296	$298	$101	$112	$96

(1)
In 2005, the Company recognized $19 million and $4 million pretax for pension and postretirement benefits, respectively, related to a non-recurring increase in liability for future benefits of a discontinued benefit plan.

Assumptions

        Weighted average assumptions used to determine net pension cost and net postretirement benefit cost for the years ended December 31 are:

	Pension benefits			Postretirement benefits
	2005	2004	2003	2005	2004	2003
Weighted average discount rate	5.75%	6.25%	7.00%	5.75%	6.25%	7.0%
Rate of increase in compensation levels	4.0-4.5	4.0-4.5	4.0-5.0	n/a	n/a	n/a
Expected long-term rate of return on plan assets	8.5	8.5	8.5	n/a	n/a	n/a

        Weighted-average assumptions used to determine benefit obligations at December 31, based on an October 31 measurement date, are:

	Pension benefits		Postretirement benefits
	2005	2004	2005	2004
Discount rate	6.00%	5.75%	6.00%	5.75%
Rate of increase in compensation levels	4.0-4.5	4.0-4.5	n/a	n/a

        The weighted average health care cost trend rate used in measuring the accumulated postretirement benefit cost is 9.20% for 2006, gradually declining to 5.50% in 2010 and remaining at that level thereafter.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one percentage-point increase in assumed health care cost trend rates would increase the total of the service and interest cost components of net periodic benefit cost of other postretirement benefits and the APBO by $8 million and $62 million, respectively. A one percentage-point decrease in assumed health care cost trend rates would decrease the total of the service and interest cost components of net periodic benefit cost of other postretirement benefits and the APBO by $7 million and $54 million, respectively.

Plan Assets

        The pension plans target percentage of plan assets at 2005 and the actual percentage of plan assets, by asset category at December 31 are as follows:

	Target percentage of plan assets	Percentage of plan assets
Asset Category
	2005	2005	2004
Equity securities	64%	66%	62%
Fixed income securities	30	32	31
Real estate	3	1	1
Other	3	1	6

Total	100%	100%	100%

        The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. This assumption is reviewed annually giving consideration to appropriate financial data including, but not limited to, the plan asset allocation, the period over which benefits will be paid, historical returns on plan assets and other relevant market data. A consistent method was used to determine the long-term return on plan assets assumption at December 31, 2005 and 2004 of 8.5%. As of the 2005 measurement date, the arithmetic average of the annual actual return on plan assets for the most recent 10 and 5 years was 9.9% and 1.1%, respectively.

        Pension plan assets include $8 million of the Company's common stock at December 31, 2005. The pension plan had no investment in the Company's common stock at December 31, 2004.

        The change in pension plan assets for the years ended December 31 is as follows:

	Pension benefits
(in millions)	2005	2004
Fair value of plan assets, beginning of year	$3,983	$3,437
Actual return on plan assets	408	340
Employer contribution	367	468
Benefits paid	(271)	(266)
Translation adjustment and other	—	4

Fair value of plan assets, end of year	$4,487	$3,983

Cash Flows

        There was no minimum funding requirement under the IRC for the tax qualified pension plans as of December 31, 2005. The Company currently plans to contribute $129 million to its pension plans in 2006. This plan is subject to revision at the discretion of management.

        The Company contributed $42 million and $47 million to the postretirement benefit plans in 2005 and 2004, respectively. Contributions by participants were $39 million in 2005 and 2004.

Estimated Future Benefit Payments

        Estimated future benefit payments expected to be paid in the next 10 years, based on the assumptions used to measure the Company's benefit obligation at December 31, 2005, and the estimated subsidy to be received are as follows:

		Postretirement benefits
(in millions)	Pension benefits	Gross Benefit Payments	Gross Medicare Part D Receipts
2006	$202	$52	$3
2007	221	54	3
2008	249	57	3
2009	285	60	4
2010	334	64	4
2011-2015	2,218	374	25

Total benefit payments	$3,509	$661	$42

Profit sharing plans

        Employees of the Company, with the exception of those employed by the Company's international subsidiaries and Sterling, are eligible to become members of The Savings and Profit Sharing Fund of Allstate Employees ("Allstate Plan"). The Company's contributions are based on the Company's matching obligation and performance. The Allstate Plan includes an ESOP to pre-fund a portion of the Company's anticipated contribution. In connection with the Allstate Plan, the Company has a note from the ESOP with a principal balance of $54 million at December 31, 2005. The ESOP note has a fixed interest rate of

7.9% and matures in 2019. The Company records dividends on the ESOP shares in retained income and all the shares held by the ESOP are included in basic and diluted weighted average common shares outstanding.

        The Company's contribution to the Allstate Plan was $48 million, $112 million and $125 million in 2005, 2004 and 2003, respectively. These amounts were reduced by the ESOP benefit computed for the years ended December 31 as follows:

(in millions)	2005	2004	2003
Interest expense recognized by ESOP	$4	$6	$8
Less dividends accrued on ESOP shares	(7)	(14)	(14)
Cost of shares allocated	6	17	24

Compensation expense	3	9	18
Reduction of defined contribution due to ESOP	43	107	128

ESOP benefit	$(40)	$(98)	$(110)

        The Company contributed $16 million, $24 million and $34 million to the ESOP in 2005, 2004 and 2003, respectively. At December 31, 2005, total committed to be released, allocated and unallocated ESOP shares were 1 million, 28 million and 10 million, respectively.

        Allstate has profit sharing plans for eligible employees of its Canadian insurance subsidiaries and Sterling. Profit sharing expense for these plans was $10 million, $6 million and $4 million in 2005, 2004 and 2003, respectively.

17.  Equity Incentive Plans

        During 2005, the Company had three equity incentive plans, of which one expired during 2005, that permitted it to grant nonqualified stock options, incentive stock options, restricted or unrestricted shares of the Company's stock and restricted stock units to certain employees and directors of the Company. A maximum of 78.1 million shares of common stock will be subject to awards under the plans, subject to adjustment in accordance with the plans' terms. At December 31, 2005 and 2004, 15.6 million and 22.7 million shares, respectively, were reserved and remained available for future issuance under these plans. To date, the Company has not issued incentive stock options. During 2005, 2004 and 2003, the Company issued 0.6 million, 0.6 million and 1.1 million shares, respectively, of restricted stock and restricted stock units to employees under the plans, with a weighted average grant date fair value of $52.99, $45.98 and $32.00 as of December 31, 2005, 2004 and 2003, respectively. Generally, the restricted stock and restricted stock units unrestrict in full on the fourth anniversary of the grant date, with awards subject to forfeiture upon termination (other than termination due to retirement, upon which shares continue to unrestrict as provided for in the original grant).

        The Company records compensation expense for the restricted stock and restricted stock units over the vesting period and the unamortized cost of the restricted stock and restricted stock units is included in deferred compensation expense as a component of shareholders' equity. Beginning in 2005, the Company recognizes compensation expense related to employees eligible for continued vesting upon retirement over the vesting period through the date that the employee is eligible for continued vesting upon retirement. Options are granted under the plans at exercise prices equal to the fair value of the Company's common stock on the applicable grant date. The options granted under the Allstate plans generally vest ratably over a three or four-year period. The options granted may be exercised once vested and will expire ten years after the date of grant.

        The changes in stock options for the years ended December 31 are as follows:

(number of shares in thousands)	2005	Weighted average exercise price	2004	Weighted average exercise price	2003	Weighted average exercise price
Beginning balance	28,701	$36.59	32,597	$34.12	31,957	$33.57
Granted	4,108	53.33	4,272	45.93	4,724	32.28
Exercised	(7,953)	34.85	(7,560)	31.32	(3,198)	25.34
Forfeited	(339)	40.48	(600)	35.64	(884)	35.88
Expired	(9)	39.04	(8)	37.83	(2)	43.79

Ending balance	24,508	39.90	28,701	36.59	32,597	34.12

Exercisable	13,588	36.50	16,440	35.30	18,448	34.11

Weighted average grant-date fair value for options granted during the year	$14.52		$12.10		$8.08

        The fair value of each option grant is estimated on the date of grant using the binomial lattice model in 2005 and the Black-Scholes option-pricing model in 2004 and 2003 (see Note 2). The expected volatility of fair value is implied based on traded options and historical volatility of the Company's common stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. In addition, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. In 2005, the expected term of options granted is derived from the output of the binomial lattice model and represents the period of time that options granted are expected to be outstanding. The fair value of each option grant is estimated on the date of the grant using the following weighted average or range of assumptions for grants in 2005, 2004 and 2003:

	2005	2004	2003
Expected volatility	12.8 - 30.0%	30%	30%
Weighted-average volatility	27.4%	—	—
Expected dividends	2.4%	2.4%	2.7%
Risk-free rate	2.26 - 4.54%	3.28%	3.15%
Weighted average expected term	7.3 years	6 years	6 years

        Information on the range of exercise prices for options outstanding as of December 31, 2005 is as follows:

(number of shares in thousands)	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at 12/31/2005	Weighted average exercise price	Weighted average remaining contractual life	Number exercisable at 12/31/2005	Weighted average exercise price
$12.82 - $26.69	1,440	$25.84	3.8 years	1,440	$25.84
$26.70 - $33.38	7,685	32.71	6.4	4,188	32.88
$33.39 - $42.00	6,330	39.05	4.5	6,004	39.13
$42.01 - $61.90	9,053	48.84	7.6	1,956	44.04

	24,508	39.90	6.2	13,588	36.50

        The following table illustrates the effect on net income and earnings per share as if the fair value based method, adopted prospectively by the Company on January 1, 2003, had been applied to all outstanding and unvested options in each period:

(in millions except per share data)	2005	2004	2003
Net income, as reported(1)	$1,765	$3,181	$2,705
Add: Employee stock option expense included in reported net income, after-tax	31	14	9
Deduct: Total employee stock option expense determined under fair value based method for all options, after-tax	(46)	(40)	(40)

Pro forma net income	$1,750	$3,155	$2,674

Earnings per share—basic
As reported	$2.67	$4.57	$3.85
Pro forma	2.64	4.54	3.80
Earnings per share—diluted
As reported	2.64	4.54	3.83
Pro forma	2.62	4.51	3.79

(1)
In 2005, the Company recognized a total of $21 million after-tax related to the acceleration of deferred compensation expense on unvested stock awards granted to employees eligible for continued vesting upon retirement including $12 million after-tax on unvested stock options (included in the table above) and $9 million after-tax on restricted stock.

        In 2005, 2004 and 2003, the Company recognized compensation cost for stock-based employee compensation on a pretax basis of $77 million, $34 million and $21 million, respectively.

        The tax benefit realized in 2005, 2004 and 2003 related to tax deductions from stock option exercises and included in shareholders' equity was $56 million, $40 million and $15 million, respectively. The tax benefit realized in 2005, 2004, and 2003 related to all stock-based compensation and credited directly to shareholders' equity was $62 million, $48 million and $17 million, respectively.

18.  Business Segments

        Allstate management is organized around products and services, and this structure is considered in the identification of its four reportable segments. These segments and their respective operations are as follows:

        Allstate Protection sells principally private passenger auto and homeowners insurance in the United States and Canada. Revenues generated outside the United States were $655 million, $622 million and $596 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company evaluates the results of this segment based upon underwriting results.

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

        Allstate Financial sells life insurance, retirement and investment products to individual and institutional customers. The principal individual products are deferred and immediate fixed annuities, variable annuities, interest-sensitive and traditional life insurance, and supplemental accident and health insurance. Banking products and services are also offered to customers through the Allstate Bank. The principal institutional product is funding agreements backing medium-term notes. Revenues generated outside the United States were immaterial with respect to Allstate Financial total revenues for the years ended December 31, 2005, 2004 and 2003. The Company evaluates the results of this segment based upon operating income.

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

        Summarized revenue data for each of the Company's business segments for the years ended December 31 are as follows:

(in millions)	2005	2004	2003
Revenues
Property-Liability
Property-liability insurance premiums earned
Standard auto	$16,220	$15,498	$14,601
Non-standard auto	1,767	1,984	2,238

Auto	17,987	17,482	16,839
Homeowners	6,375	5,878	5,386
Other	2,676	2,623	2,439

Allstate Protection	$27,038	$25,983	$24,664
Discontinued Lines and Coverages	1	6	13

Total property-liability insurance premiums earned	27,039	25,989	24,677
Net investment income	1,791	1,773	1,677
Realized capital gains and losses	516	592	288

Total Property-Liability	29,346	28,354	26,642
Allstate Financial
Life and annuity premiums and contract charges
Traditional Life	282	337	402
Immediate annuities with life contingencies	197	316	413
Accident and health and other	439	392	550

Total life and annuity premiums	918	1,045	1,365
Interest-sensitive life	786	729	688
Fixed annuities	65	52	37
Variable annuities	280	246	206
Institutional products	—	—	8

Total contract charges	1,131	1,027	939

Total life and annuity premiums and contract charges	2,049	2,072	2,304
Net investment income	3,830	3,410	3,233
Realized capital gains and losses	19	1	(85)

Total Allstate Financial	5,898	5,483	5,452
Corporate and Other
Service fees	9	12	13
Net investment income	125	101	62
Realized capital gains and losses	14	(2)	(7)

Total Corporate and Other before reclassification of service fees	148	111	68
Reclassification of service fees(1)	(9)	(12)	(13)

Total Corporate and Other	139	99	55

Consolidated Revenues	$35,383	$33,936	$32,149

(1)
For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

        Summarized financial performance data for each of the Company's reportable segments for the years ended December 31 are as follows:

(in millions)	2005	2004	2003
Income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax
Property-Liability
Underwriting income (loss)
Allstate Protection	$(461)	$2,468	$1,903
Discontinued Lines and Coverages	(175)	(638)	(571)

Total underwriting (loss) income	(636)	1,830	1,332
Net investment income	1,791	1,773	1,677
Income tax expense on operations	(63)	(955)	(682)
Realized capital gains and losses, after-tax	339	397	192
Gain on disposition of operations, after-tax	—	—	3

Property-Liability income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	1,431	3,045	2,522
Allstate Financial
Life and annuity premiums and contract charges	2,049	2,072	2,304
Net investment income	3,830	3,410	3,233
Periodic settlements and accruals on non-hedge derivative financial instruments	63	49	23
Contract benefits and interest credited to contractholder funds	(3,986)	(3,601)	(3,697)
Operating costs and expenses and amortization of deferred acquisition costs	(1,107)	(1,105)	(1,164)
Restructuring and related charges	(2)	(5)	(7)
Income tax expense on operations	(266)	(269)	(243)

Operating income	581	551	449
Realized capital gains and losses, after-tax	12	(3)	(53)
DAC and DSI amortization relating to realized capital gains and losses, after-tax	(103)	(89)	(30)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(40)	(32)	(15)
Non-recurring increase in liability for future benefits, after-tax(1)	(22)	—	—
Loss on disposition of operations, after-tax	(12)	(6)	(29)

Allstate Financial income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	416	421	322
Corporate and Other
Service fees(2)	9	12	13
Net investment income	125	101	62
Operating costs and expenses	(335)	(330)	(291)
Income tax benefit on operations	110	109	102

Operating loss	(91)	(108)	(114)
Realized capital gains and losses, after-tax	9	(2)	(5)

Corporate and Other loss before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	(82)	(110)	(119)

Consolidated income before dividends on preferred securities and cumulative effect of change in accounting principle, after-tax	$1,765	$3,356	$2,725

(1)
The non-recurring increase in liability for future benefits is for a discontinued benefit plan (see Note 16 for impact to pension and postretirement benefits).
(2)
For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

        Additional significant financial performance data for each of the Company's reportable segments for the years ended December 31 are as follows:

(in millions)	2005	2004	2003
Amortization of deferred policy acquisition costs
Property-Liability	$4,092	$3,874	$3,520
Allstate Financial(1)	629	591	538

Consolidated	$4,721	$4,465	$4,058

Income tax expense (benefit)
Property-Liability	$240	$1,150	$780
Allstate Financial	188	189	170
Corporate and Other	(105)	(109)	(104)

Consolidated	$323	$1,230	$846

(1)
In 2004, the Company wrote down $108 million of DAC and $16 million of DSI due to the adoption of SOP 03-1 (see Note 2). In addition, the Company recorded $74 million and $45 million of amortization related to DSI in 2005 and 2004, respectively.

        Interest expense is primarily incurred in the Corporate and Other segment. Capital expenditures for long-lived assets are generally made in the Property-Liability segment. A portion of these long-lived assets are used by entities included in the Allstate Financial and Corporate and Other segments, and accordingly, are charged expenses in proportion to their use.

        Summarized data for total assets and investments for each of the Company's reportable segments as of December 31 are as follows:

(in millions)	2005	2004	2003
Assets
Property-Liability	$53,604	$52,458	$49,191
Allstate Financial	98,795	94,274	82,890
Corporate and Other	3,673	2,993	2,061

Consolidated	$156,072	$149,725	$134,142

Investments
Property-Liability	$39,574	$40,267	$37,859
Allstate Financial	75,233	72,530	62,895
Corporate and Other	3,490	2,733	2,327

Consolidated	$118,297	$115,530	$103,081

        The balances above reflect the elimination of related party investments between the Allstate Financial and Corporate and Other segments.

19.  Other Comprehensive Income

        The components of other comprehensive (loss) income on a pretax and after-tax basis for the years ended December 31 are as follows:

	2005			2004			2003
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax	Pretax	Tax	After- tax
Unrealized net holding (losses) gains arising during the period, net of related offsets	$(971)	$340	$(631)	$416	$(145)	$271	$961	$(336)	$625
Less: reclassification adjustment	411	(144)	267	627	(219)	408	157	(55)	102

Unrealized net capital (losses) gains	(1,382)	484	(898)	(211)	74	(137)	804	(281)	523
Unrealized foreign currency translation adjustments	9	(3)	6	40	(14)	26	60	(21)	39
Unrealized minimum pension liability adjustments	552	(193)	359	(46)	16	(30)	710	(249)	461

Other comprehensive (loss) income	$(821)	$288	$(533)	$(217)	$76	$(141)	$1,574	$(551)	$1,023

20.  Quarterly Results (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in millions except per share data)	2005	2004	2005	2004	2005	2004	2005	2004
Revenues	$8,705	$8,311	$8,791	$8,304	$8,942	$8,442	$8,945	$8,879
Income (loss) before cumulative effect of change in accounting principle, after-tax	1,123	1,124	1,149	1,034	(1,548)	56	1,041	1,142
Net income (loss)	1,123	949	1,149	1,034	(1,548)	56	1,041	1,142
Earnings per share-Basic:
Income (loss) before cumulative effect of change in accounting principle, after-tax	1.66	1.60	1.72	1.47	(2.36)	0.10	1.61	1.65
Net income (loss)	1.66	1.35	1.72	1.47	(2.36)	0.10	1.61	1.65
Earnings per share-Diluted:
Income (loss) before cumulative effect of change in accounting principle, after-tax(1)	1.64	1.59	1.71	1.47	(2.36)	0.09	1.59	1.64
Net income (loss)(1)	1.64	1.34	1.71	1.47	(2.36)	0.09	1.59	1.64

(1)
As a result of the third quarter 2005 net loss, weighted average dilutive potential common shares outstanding resulting from stock options and restricted stock units totaling 5.6 million were not included in the computation of diluted earnings per share for the third quarter of 2005 since inclusion of these securities would have an anti-dilutive effect. In the absence of the net loss, weighted average common and dilutive potential common shares outstanding would have totaled 660.4 million.

Report of Independent Registered Public Accounting Firm

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
THE ALLSTATE CORPORATION

        We have audited the accompanying Consolidated Statements of Financial Position of The Allstate Corporation and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2005. We also have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for certain nontraditional long-duration contracts and separate accounts in 2004 and method of accounting for stock-based compensation, embedded derivatives in modified coinsurance agreements, and variable interest entities in 2003.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 22, 2006

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

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the criteria related to internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2005.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm that issued an attestation report on management's assessment of internal control over financial reporting, which is included herein.

        Changes in Internal Control over Financial Reporting.      During the fiscal quarter ended December 31, 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

        The following disclosures relate to actions taken by the Board of Directors of The Allstate Corporation and the Compensation and Succession Committee of the Board on February 21, 2006 and would otherwise have been filed during the first fiscal quarter of 2006 on a Form 8-K under the heading "Item 1.01. Entry into a Material Definitive Agreement:"

  •
  Upon recommendation from the Compensation and Succession Committee, the Board approved the following 2006 annual base salaries: Edward M. Liddy, Chairman and Chief Executive Officer, $1,225,000; Danny L. Hale, Vice President and Chief Financial Officer, $587,004; Eric A. Simonson, President, Allstate Investments, LLC, $580,008; Casey J. Sylla, President, Allstate Financial, $610,008; and Thomas J. Wilson, II, President and Chief Operating Officer, $835,008. These salaries are effective as of April 1, 2006 and may be changed at any time at the discretion of the Board. These "named executive officers" include the chief executive officer and the other four most highly compensated executive officers based on 2005 annual base salaries and annual bonuses with respect to 2005 expected to be approved by the Committee in March. In addition, the

    Compensation and Succession Committee granted two restricted stock unit (RSU) awards under the 2001 Equity Incentive Plan to each of the company's named executive officers. Under the first RSU award each named executive officer received the following number of RSUs: Edward M. Liddy, Chairman and Chief Executive Officer, 36,500 RSUs; Danny L. Hale, Vice President and Chief Financial Officer, 9,400 RSUs; Eric A. Simonson, President, Allstate Investments, LLC, 9,100 RSUs; Casey J. Sylla, President, Allstate Financial, 11,300 RSUs; and Thomas J. Wilson, II, President and Chief Operating Officer, 18,700 RSUs. The terms of this first RSU award provide that the restrictions lapse as to the total number of RSUs on February 21, 2010. Under the second RSU award each named executive officer received the following number of RSUs: Edward M. Liddy, Chairman and Chief Executive Officer, 47,500 RSUs; Danny L. Hale, Vice President and Chief Financial Officer, 11,000 RSUs; Eric A. Simonson, President, Allstate Investments, LLC, 11,000 RSUs; Casey J. Sylla, President, Allstate Financial, 11,000 RSUs; and Thomas J. Wilson, II, President and Chief Operating Officer, 19,000 RSUs. The terms of this second RSU award provide that the restrictions lapse as to twenty-five percent of the total number of RSUs on February 21, 2007, February 21, 2008, February 21, 2009 and February 21, 2010, respectively.

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

    The Committee approved performance goals and target awards under the plans for 2006. The same performance goals and target awards apply to both the Covered Employee Plan and Executive Plan. For the chief executive officer, chief operating officer, chief financial officer and other executive officers in corporate functions, there are two equally-weighted goals. One is based on an adjusted operating income per diluted share measure as approved by the Committee. The other goal is based on combined business unit results.

    For Allstate Protection executive officers, their award opportunity is based on five performance goals, generally weighted as follows: 50% based on a matrix that measures the results of premium growth, policy growth (excluding property insurance in selected markets) and combined ratio; 15% based on a measure of sales of Allstate Financial products by Allstate exclusive agencies; 10% based on expense ratio reduction; 15% based on a measure of customer loyalty that is a relative ranking compared to a peer group of companies; and 10% based on the corporate adjusted operating income per diluted share measure. Property insurance policy growth for selected markets is excluded from the matrix that measures results of premium growth, policy growth and combined ratio because management is evaluating the implications of reducing the Registrant's exposure to catastrophe losses.

    For the Allstate Financial executive officer, there are four performance goals, weighted as follows: 30% based on adjusted Allstate Financial operating income; 25% based on expense management; 35% based on a matrix that measures the combination of sales and returns; and 10% based on the corporate adjusted operating income per diluted share measure.

    For the executive officer in the Investments business unit, there are six performance goals, weighted as follows: 22.5% based on property/casualty portfolio one-year return; 22.5% based on property/casualty portfolio three-year return; 17.5% on Allstate Financial spread volume goal; 17.5% on Allstate Financial spread higher value added total; 10% on Allstate Financial portfolio loss reduction; and 10% based on the corporate adjusted operating income per diluted share measure.

    Threshold, target and maximum levels of performance are established for each performance goal. If the maximum level of performance is achieved, the award would be three times the executive officer's target award, with target awards generally ranging from 60% to 120% of annual salary for the fiscal year.

  •
  The Registrant maintains a shareholder-approved Long-Term Executive Incentive Compensation Plan to provide certain executives, including the executive officers, the opportunity to receive a cash award based on the achievement of performance objectives over a three-year cycle. The Compensation and Succession Committee establishes performance goals for each cycle and sets threshold, target and maximum levels of performance. Awards are calculated on an executive's annual salary as of the beginning of the cycle. The amount of each executive's payout is dependent on the achievement of the performance goals. The Committee has the authority to adjust the amount of awards payable under the Plan, but has no authority to increase the amount of an award otherwise payable to a "covered employee" as defined in Section 162(m)(3) of the Internal Revenue Code. Payments are made in March of the year following the end of the respective cycle, after the Committee has certified in writing the degree of attainment of the cycle's performance goals.

    The Committee approved performance goals and target awards for the 2006-2008 three-year performance cycle. Fifty percent of the performance measure for the 2006-2008 cycle is based on the three-year average net income return on equity, with equity adjusted to exclude unrealized net capital gains and losses, as compared to a peer group of companies representing both the property/casualty and financial services industries over the same three-year period. No payment based on this return on equity measure is made unless that return exceeds the average rate on three-year Treasury Notes over the three-year cycle, plus 200 basis points. Twenty-five percent of the performance measure for the cycle is based on Allstate Protection's cumulative three-year policies in force ("PIF") growth, which is the sum of the annual PIF growth for each of the three years, excluding property insurance. Growth in property insurance is excluded from this measure as management is evaluating the implications of reducing the Registrant's exposure to catastrophe losses. The remaining twenty-five percent is based on the three year-average Allstate Financial operating income return on equity, with equity adjusted to exclude unrealized net capital gains and losses. Award opportunities range from 0% to 300% of an executive officer's target award, depending on the level of performance achieved for the cycle. An executive officer's target award generally ranges from 55% to 155% of salary.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding security ownership of certain beneficial owners and management is incorporated in this Item 12 by reference to the sections of the Proxy Statement with the following captions:

  •
  Security Ownership of Directors and Executive Officers

  •
  Security Ownership of Certain Beneficial Owners

Equity Compensation Plan Information

        The following table includes information as of December 31, 2005 with respect to The Allstate Corporation's equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders(1)	24,508,031	$39.861	15,577,965(2)
Total	24,508,031	$39.861	15,577,965(2)

(1)
Consists of the Equity Incentive Plan, the 2001 Equity Incentive Plan, and the Equity Incentive Plan for Non-Employee Directors.

(2)
Includes 15,507,292 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock and stock in lieu of cash under the 2001 Equity Incentive Plan; and 70,673 shares that may be issued in the form of stock options, restricted stock, restricted stock units and stock in lieu of cash compensation under the Equity Incentive Plan for Non-Employee Directors.

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

Part IV

Item 15. (a) (1) Exhibits and Financial Statement Schedules.

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
3(ii)
Amended and Restated By-Laws of The Allstate Corporation effective September 11, 2005, incorporated herein by reference to Exhibit 3.1 to The Allstate Corporation current report on Form 8-K dated September 11, 2005

4(iii)
The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries.
10.1
Credit Agreement dated as of June 4, 2004, among The Allstate Corporation, Allstate Insurance Company, Allstate Life Insurance Company, as borrowers; the Lenders party thereto; JPMorgan Chase Bank, as Syndication Agent; Bank of America, N.A., Citibank, N.A. and Wachovia Bank, National Association, as Documentation Agents; and the Bank of New York, as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended June 30, 2004
10.2*
The Allstate Corporation Annual Covered Employee Incentive Compensation Plan, as amended and restated effective March 9, 2004, incorporated herein by reference to Appendix E to The Allstate Corporation Notice of Annual Meeting and Proxy Statement dated March 26, 2004
10.3*
The Allstate Corporation Annual Executive Incentive Compensation Plan, as amended and restated as of March 9, 2004, incorporated herein by reference to Exhibit 10.2 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended March 31, 2004
10.4*
The Allstate Corporation Annual Incentive Plans—Performance Goals and Target Awards for 2005, incorporated herein by reference to Exhibit 10.2 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended June 30, 2005
10.5*	The Allstate Corporation Annual Incentive Plans—Performance Goals and Target Awards for 2006
10.6*
The Allstate Corporation Long-Term Executive Incentive Compensation Plan, as amended and restated effective March 9, 2004, incorporated herein by reference to Appendix F to The Allstate Corporation Notice of Annual Meeting and Proxy Statement dated March 26, 2004
10.7*	The Allstate Corporation Long-Term Executive Incentive Compensation Plan—Performance Goals and Target Awards for the 2003-2005, 2004-2006, and 2005-2007 Cycles.
10.8*	The Allstate Corporation Long-Term Executive Incentive Compensation Plan—Performance Goals and Target Awards for the 2006-2008 Cycle
10.9*
The Allstate Corporation Deferred Compensation Plan, as amended and restated as of May 28, 2004, incorporated herein by reference to Exhibit 10.2 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended June 30, 2004
10.10*
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
10.12*
Form of Executive Officer Option Award Agreement dated May 15, 2001 under The Allstate Corporation 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.4 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended June 30, 2001
10.13*
Form of Executive Officer Option Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.19 to The Allstate Corporation annual report on Form 10-K for 2003
10.14*
Form of Executive Officer Restricted Stock Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.20 to The Allstate Corporation annual report on Form 10-K for 2003

10.15*	Form of Executive Officer Restricted Stock Unit Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan
10.16*
The Allstate Corporation Equity Incentive Plan, as amended and restated as of November 10, 1998, incorporated herein by reference to Exhibit 10.16 to The Allstate Corporation annual report on Form 10-K for 1998
10.17*
Amendments approved by the Board of Directors on March 3, 1999 and March 13, 2001 to The Allstate Corporation Equity Incentive Plan, as amended and restated as of November 10, 1998, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended June 30, 2001
10.18*	Form of stock option under The Allstate Corporation Equity Incentive Plan, incorporated by reference to Exhibit 10.15 to The Allstate Corporation annual report on Form 10-K for 1999
10.19*	Form of stock option with reload under The Allstate Corporation Equity Incentive Plan, incorporated by reference to Exhibit 10.16 to The Allstate Corporation annual report on Form 10-K for 1999
10.20*	Form of restricted stock grant under The Allstate Corporation Equity Incentive Plan, incorporated by reference to Exhibit 10.17 to The Allstate Corporation annual report on Form 10-K for 1999
10.21*
Allstate Insurance Company Supplemental Retirement Income Plan, as amended and restated effective January 1, 1996, incorporated herein by reference to Exhibit 10.11 to The Allstate Corporation annual report on Form 10-K for 1995
10.22*	Retirement Benefits of Edward M. Liddy, incorporated herein by reference to Exhibit 10.21 to The Allstate Corporation annual report on Form 10-K for 2003
10.23*	Retirement Benefits of Casey J. Sylla
10.24*	CEO Change of Control Employment Agreement, incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended March 31, 1999
10.25*
Form of Other Executive Officer Change of Control Employment Agreement—Tier One, incorporated herein by reference to Exhibit 10.4 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended March 31, 1999
10.26*	Form of Other Executive Officer Change of Control Employment Agreement—Tier One, incorporated herein by reference to Exhibit 10.26 to The Allstate Corporation annual report on Form 10-K for 2002
10.27*	Form of Other Executive Officer Change of Control Employment Agreement—Tier Two, incorporated herein by reference to Exhibit 10.25 to The Allstate Corporation annual report on Form 10-K for 2003
10.28*	Summary of Named Executive Officers' Salaries for 2006
10.29*	Letter dated December 9, 2002 to Danny L. Hale, incorporated herein by reference to Exhibit 10.26 to The Allstate Corporation annual report on Form 10-K for 2003
10.30*	Letter dated July 14, 2002 to Eric A. Simonson, incorporated herein by reference to Exhibit 10.27 to The Allstate Corporation annual report on Form 10-K for 2003
10.31*	Summary of The Allstate Corporation Non-Employee Director Fees, incorporated herein by reference to Exhibit 10.31 to The Allstate Corporation annual report on Form 10-K for 2004

10.32*
The Allstate Corporation Amended and Restated Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of February 5, 1997, incorporated herein by reference to Exhibit 10.13 to The Allstate Corporation annual report on Form 10-K for 1997
10.33*
The Allstate Corporation Equity Incentive Plan for Non-Employee Directors as amended and restated effective as of November 9, 2004, incorporated herein by reference to Exhibit 10.33 to The Allstate Corporation annual report on Form 10-K for 2004
10.34
Class Action Settlement Agreement re: William Sekly vs. Allstate Insurance Company, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended September 30, 2005
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
February 21, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ EDWARD M. LIDDY Edward M. Liddy	Chairman and Chief Executive Officer and a Director (Principal Executive Officer)	February 21, 2006
/s/ DANNY L. HALE Danny L. Hale	Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2006
/s/ F. DUANE ACKERMAN F. Duane Ackerman	Director	February 21, 2006
/s/ JAMES G. ANDRESS James G. Andress	Director	February 21, 2006
/s/ EDWARD A. BRENNAN Edward A. Brennan	Director	February 21, 2006
/s/ W. JAMES FARRELL W. James Farrell	Director	February 21, 2006
/s/ JACK M. GREENBERG Jack M. Greenberg	Director	February 21, 2006
/s/ RONALD T. LEMAY Ronald T. LeMay	Director	February 21, 2006
/s/ J. CHRISTOPHER REYES J. Christopher Reyes	Director	February 21, 2006

/s/ H. JOHN RILEY, JR. H. John Riley, Jr.	Director	February 21, 2006
/s/ JOSHUA I. SMITH Joshua I. Smith	Director	February 21, 2006
/s/ JUDITH A. SPRIESER Judith A. Sprieser	Director	February 21, 2006
/s/ MARY ALICE TAYLOR Mary Alice Taylor	Director	February 21, 2006

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2005

(in millions)	Cost/ amortized cost	Fair value	Amounts at which shown on Balance Sheet
Type of Investment
Fixed Maturities:
Bonds:
United States government, government agencies and authorities	$3,151	$4,027	$4,027
States, municipalities and political subdivisions	25,621	26,740	26,740
Foreign governments	2,558	2,954	2,954
Public utilities	5,777	6,185	6,185
Convertibles and bonds with warrants attached	1,457	1,428	1,428
All other corporate bonds	31,915	32,530	32,530
Mortgage-backed securities	9,123	9,039	9,039
Asset-backed securities	8,087	8,083	8,083
Commercial mortgage-backed securities	7,004	6,989	6,989
Redeemable preferred stocks	84	90	90

Total fixed maturities	94,777	$98,065	98,065

Equity Securities:
Common Stocks:
Public utilities	119	$155	155
Banks, trusts and insurance companies	610	820	820
Industrial, miscellaneous and all other	3,930	4,971	4,971
Nonredeemable preferred stocks	214	218	218

Total equity securities	4,873	$6,164	6,164

Mortgage loans on real estate	8,748		8,748
Real estate acquired in satisfaction of debt	14		14
Policy loans	1,245		1,245
Derivative instruments	580		576
Short-term investments	3,470		3,470
Other long-term investments	15		15

Total Investments	$113,722		$118,297

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

	Year ended December 31,
(in millions)	2005	2004	2003
Revenues
Investment income, less investment expense	$13	$4	$2
Other income	44	104	106

	57	108	108
Expenses
Interest expense	306	303	297
Other operating expenses	15	18	15

	321	321	312

Loss from operations before income tax benefit and equity in net income of subsidiaries	(264)	(213)	(204)
Income tax benefit	(115)	(116)	(112)

Loss before equity in net income of subsidiaries	(149)	(97)	(92)
Equity in net income of subsidiaries	1,914	3,278	2,797

Net income	$1,765	$3,181	$2,705

Other comprehensive income, after-tax
Unrealized net capital gains and losses	(898)	(137)	523
Unrealized foreign currency translation adjustments	6	26	39
Unrealized minimum pension liability adjustment	359	(30)	461

Other comprehensive (loss) income, after-tax	(533)	(141)	1,023

Comprehensive income	$1,232	$3,040	$3,728

See accompanying notes to condensed financial information and notes to Consolidated Financial Statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II (CONTINUED)—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF FINANCIAL POSITION

	December 31,
(in millions except par value data)	2005	2004
Assets
Investments in subsidiaries	$23,601	$25,854
Short-term investments	1,232	495
Cash	1	—
Receivable from subsidiaries	772	403
Other assets	168	352

Total assets	$25,774	$27,104

Liabilities
Short-term debt	$413	$43
Long-term debt	4,688	4,790
Deferred compensation	199	169
Dividends payable to shareholders	207	192
Other liabilities	81	87

Total liabilities	5,588	5,281

Shareholders' Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 646 million and 683 million shares outstanding	9	9
Additional capital paid-in	2,836	2,685
Retained income	24,962	24,043
Deferred compensation expense	(128)	(157)
Treasury stock, at cost (254 million and 217 million shares)	(9,575)	(7,372)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	2,090	2,988
Unrealized foreign currency translation adjustments	22	16
Minimum pension liability adjustment	(30)	(389)

Total accumulated other comprehensive income	2,082	2,615

Total shareholders' equity	20,186	21,823

Total liabilities and shareholders' equity	$25,774	$27,104

See accompanying notes to condensed financial information and notes to Consolidated Financial Statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II (CONTINUED)—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in millions)	2005	2004	2003
Cash flows from operating activities
Net income	$1,765	$3,181	$2,705
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(1,914)	(3,278)	(2,797)
Dividends received from subsidiaries	3,914	2,545	1,294
Other operating assets and liabilities	319	(63)	36

Net cash provided by operating activities	4,084	2,385	1,238

Cash flows from investing activities
Proceeds from sales and collections of investments	18	208	24
Investment purchases	(18)	(201)	(29)
Capital contributions to subsidiaries	(202)	(338)	(370)
Change in short-term investments, net	(737)	(405)	(80)

Net cash used in investing activities	(939)	(736)	(455)

Cash flows from financing activities
Change in short-term debt, net	370	43	(279)
Transfers to subsidiaries through intercompany loan agreement, net	(370)	(43)	100
Repayment of long-term debt	(900)	(405)	(300)
Proceeds from issuance of long-term debt	789	641	395
Dividends paid to shareholders	(830)	(756)	(626)
Treasury stock purchases	(2,484)	(1,373)	(153)
Other	281	236	82

Net cash used in financing activities	(3,144)	(1,657)	(781)

Net increase (decrease) in cash	1	(8)	2
Cash at beginning of year	—	8	6

Cash at end of year	$1	$—	$8

See accompanying notes to condensed financial information and notes to Consolidated Financial Statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II (CONTINUED)—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

1.     General

        The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8. The short-term debt and long-term debt presented in Note 11 "Capital Structure" are direct obligations of the Company, with the exception of the following long-term obligations at December 31:

(in millions)	2005	2004
Floating Rate Notes, due 2012 to 2017, callable	$32	$57
Investment management VIE obligations, floating rates, due 2012 to 2013	—	279
Other Various Notes, due 2008	1	1
Synthetic lease VIE obligations, floating rates, due 2006	117	117
Structured investment security VIE obligations, due 2007	49	47

2.     Receivable and Payable to Subsidiaries

        The proceeds from the issuance of commercial paper have been loaned to subsidiaries through an intercompany loan agreement and are used for general purposes.

        In August of 2004, the registrant fully repaid a promissory note (the "note") with a principal balance of $405 million to its subsidiary Allstate Insurance Company ("AIC"). The note, which was payable on December 1, 2007 or earlier upon demand, was issued to AIC in December of 2002 to replace a previous note for the same amount due April 2003. The note had a stated annual interest rate of 4.25%. The Registrant recorded $11 million and $17 million of interest expense in 2004 and 2003, respectively, related to these borrowings.

3.     Supplemental Disclosures of Non-Cash Investing Activity and Cash Flow Information

        The Registrant paid $302 million, $294 million and $299 million of interest on debt in 2005, 2004 and 2003, respectively.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

	At December 31,			For the Year Ended December 31,
		Reserves for Claims, Claims Expense and Contract Benefits				Claims, Claims Expense and Contract Benefits
				Premium Revenue and Contract Charges			Amortization of Deferred Policy Acquisition Costs
(in millions)	Deferred Policy Acquisition Costs							Other Operating Costs and Expenses	Premiums Written (Excluding Life)
Segment			Unearned Premiums		Net Investment Income(1)
2005
Property-liability operations
Allstate Protection	$1,484	$19,050	$10,026	$27,038		$21,008	$4,092	$2,399	$27,393
Discontinued Lines and Coverages	—	3,067	—	1		167	—	9	(2)

Total property-liability	1,484	22,117	10,026	27,039	$1,791	21,175	4,092	2,408	27,391
Allstate Financial operations	4,318	72,522	268	2,049	3,830	4,018	629	634	339
Corporate and other	—	—	—	—	125	—	—	326	—

Total	$5,802	$94,639	$10,294	$29,088	$5,746	$25,193	$4,721	$3,368	$27,730

2004
Property-liability operations
Allstate Protection	$1,460	$16,005	$9,677	$25,983		$17,208	$3,874	$2,433	$26,527
Discontinued Lines and Coverages	—	3,333	—	6		635	—	9	4

Total property-liability	1,460	19,338	9,677	25,989	$1,773	17,843	3,874	2,442	26,531
Allstate Financial operations	3,508	67,463	255	2,072	3,410	3,619	591	639	315
Corporate and other	—	—	—	—	101	—	—	318	—

Total	$4,968	$86,801	$9,932	$28,061	$5,284	$21,462	$4,465	$3,399	$26,846

2003
Property-liability operations
Allstate Protection	$1,325	$15,146	$9,069	$24,664		$16,858	$3,520	$2,383	$25,175
Discontinued Lines and Coverages	—	2,568	—	13		574	—	10	12

Total property-liability	1,325	17,714	9,069	24,677	$1,677	17,432	3,520	2,393	25,187
Allstate Financial operations	3,517	58,091	118	2,304	3,233	3,697	538	679	462
Corporate and other	—	—	—	—	62	—	—	278	—

Total	$4,842	$75,805	$9,187	$26,981	$4,972	$21,129	$4,058	$3,350	$25,649

(1)
A single investment portfolio supports both Allstate Protection and Discontinued Lines and Coverages segments.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE IV—REINSURANCE

(in millions)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year Ended December 31, 2005
Life insurance in force	$444,693	$227,179	$16,955	$234,469	7.2%

Premiums and contract charges:
Life insurance	$2,048	$478	$40	$1,610	2.5%
Accident-health insurance	617	218	40	439	9.1%
Property-liability insurance	26,514	586	1,111	27,039	4.1%

Total premiums and contract charges	$29,179	$1,282	$1,191	$29,088	4.1%

Year Ended December 31, 2004
Life insurance in force	$423,204	$210,014	$8,394	$221,584	3.8%

Premiums and contract charges:
Life insurance	$2,049	$393	$25	$1,681	1.5%
Accident-health insurance	579	215	27	391	6.9%
Property-liability insurance	24,574	399	1,814	25,989	7.0%

Total premiums and contract charges	$27,202	$1,007	$1,866	$28,061	6.6%

Year Ended December 31, 2003
Life insurance in force	$400,324	$182,104	$8,744	$226,964	3.9%

Premiums and contract charges:
Life insurance	$2,078	$345	$52	$1,785	2.9%
Accident-health insurance	577	140	82	519	15.8%
Property-liability insurance	23,132	298	1,843	24,677	7.5%

Total premiums and contract charges	$25,787	$783	$1,977	$26,981	7.3%

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE V—VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

		Additions
(in millions) Description	Balance at Beginning of Period	Charged to costs and expenses	Other Additions	Deductions	Balance at End of Period
Year Ended December 31, 2005
Allowance for reinsurance recoverables	$230	$(24)	$7	$—	$213
Allowance for premium installment receivable	48	71	—	69	50
Allowance for deferred tax assets	2	1	—	—	3
Year Ended December 31, 2004
Allowance for estimated losses on mortgage loans and real estate	$1	$1	$—	$2	$—
Allowance for reinsurance recoverables	101	138	—	9	230
Allowance for premium installment receivable	44	62	—	58	48
Allowance for deferred tax assets	8	6	—	12	2
Year Ended December 31, 2003
Allowance for estimated losses on mortgage loans and real estate	$—	$4	$—	$3	$1
Allowance for reinsurance recoverables	85	17	—	1	101
Allowance for premium installment receivable	51	61	—	68	44
Allowance for deferred tax assets	8	2	—	2	8

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING
CONSOLIDATED PROPERTY-LIABILITY INSURANCE OPERATIONS

	At December 31,
(in millions)	2005	2004	2003
Deferred policy acquisition costs	$1,484	$1,460	$1,325
Reserves for insurance claims and claims expense	22,117	19,338	17,714
Unearned premiums	10,026	9,677	9,069
	Year Ended December 31,
	2005	2004	2003
Earned premiums	$27,039	$25,989	$24,677
Net investment income	1,791	1,773	1,677
Claims and claims adjustment expense incurred
Current year	21,643	18,073	17,031
Prior years	(468)	(230)	401
Amortization of deferred policy acquisition costs	4,092	3,874	3,520
Paid claims and claims adjustment expense	19,005	17,062	16,470
Premiums written	27,391	26,531	25,187

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Allstate Corporation

        We have audited the consolidated financial statements of The Allstate Corporation and subsidiaries (the "Company") as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, and have issued our report thereon dated February 22, 2006 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to a change in The Allstate Corporation's method of accounting for certain nontraditional long-duration contracts and for separate accounts in 2004 and method for accounting for stock-based compensation, embedded derivatives in modified coinsurance agreements, and variable interest entities in 2003); such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in the accompanying index at Item 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 22, 2006

QuickLinks

Part I
  Item 1. Business
Effect of Net Reserve Reestimates on Calendar Year Operations
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
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
  Item 8. Financial Statements and Supplementary Data
THE ALLSTATE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
THE ALLSTATE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THE ALLSTATE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
THE ALLSTATE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THE ALLSTATE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Equity Compensation Plan Information
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
Part IV
  Item 15. (a) (1) Exhibits and Financial Statement Schedules.
  Item 15. (a) (2)
  Item 15. (a) (3)
  Item 15. (b)
  Item 15. (c)
SIGNATURES
THE ALLSTATE CORPORATION AND SUBSIDIARIES SCHEDULE II (CONTINUED)—CONDENSED FINANCIAL INFORMATION OF REGISTRANT NOTES TO CONDENSED FINANCIAL INFORMATION