Form 10-Q
period 2006-03-31
ALLSTATE CORP
filed 2006-05-03
CIK 899051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Yes ☒                    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer
☒	☐	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                    No ☒

As of April 28, 2006, the registrant had 635,369,778 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
(in millions, except per share data)	2006	2005
	(Unaudited)

Revenues
Property-liability insurance premiums earned	$6,876	$6,684
Life and annuity premiums and contract charges	495	521
Net investment income	1,511	1,384
Realized capital gains and losses	199	116
	9,081	8,705

Costs and expenses
Property-liability insurance claims and claims expense	3,873	4,063
Life and annuity contract benefits	373	411
Interest credited to contractholder funds	620	591
Amortization of deferred policy acquisition costs	1,139	1,196
Operating costs and expenses	779	800
Restructuring and related charges	107	18
Interest expense	81	84
	6,972	7,163

Loss on disposition of operations	(53)	(4)

Income from operations before income tax expense	2,056	1,538

Income tax expense	641	415

Net income	$1,415	$1,123

Earnings per share:

Net income per share - Basic	$2.20	$1.66

Weighted average shares - Basic	643.2	677.7

Net income per share - Diluted	$2.19	$1.64

Weighted average shares - Diluted	647.4	683.1

Cash dividends declared per share	$0.35	$0.32

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(in millions except par value data)	2006	2005
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $94,594 and $94,777)	$96,305	$98,065
Equity securities, at fair value (cost $5,011 and $4,873)	6,472	6,164
Mortgage loans	9,128	8,748
Short-term	4,985	3,470
Other	1,950	1,850
Total investments	118,840	118,297

Cash	343	313
Premium installment receivables, net	4,803	4,739
Deferred policy acquisition costs	6,222	5,802
Reinsurance recoverables, net	4,684	5,180
Accrued investment income	1,111	1,074
Property and equipment, net	1,052	1,040
Goodwill	825	825
Other assets	3,110	3,567
Separate Accounts	15,817	15,235
Total assets	$156,807	$156,072

Liabilities
Reserve for property-liability insurance claims and claims expense	$20,351	$22,117
Reserve for life-contingent contract benefits	12,238	12,482
Contractholder funds	60,253	60,040
Unearned premiums	10,085	10,294
Claim payments outstanding	921	1,263
Other liabilities and accrued expenses	10,865	8,804
Deferred income taxes	165	351
Short-term debt	34	413
Long-term debt	5,533	4,887
Separate Accounts	15,817	15,235
Total liabilities	136,262	135,886

Commitments and Contingent Liabilities (Note 7)

Shareholders’ Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 638 million and 646 million shares outstanding	9	9
Additional capital paid-in	2,917	2,836
Retained income	26,152	24,962
Deferred compensation expense	(150)	(128)
Treasury stock, at cost (262 million and 254 million shares)	(10,009)	(9,575)

Accumulated other comprehensive income:
Unrealized net capital gains and losses	1,634	2,090
Unrealized foreign currency translation adjustments	22	22
Minimum pension liability adjustment	(30)	(30)
Total accumulated other comprehensive income	1,626	2,082
Total shareholders’ equity	20,545	20,186
Total liabilities and shareholders’ equity	$156,807	$156,072

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(in millions)	2006	2005
	(Unaudited)

Cash flows from operating activities
Net income	$1,415	$1,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(36)	(19)
Realized capital gains and losses	(199)	(116)
Loss on disposition of operations	53	4
Interest credited to contractholder funds	620	591
Changes in:
Policy benefits and other insurance reserves	(1,840)	(281)
Unearned premiums	(209)	(120)
Deferred policy acquisition costs	(58)	(12)
Premium installment receivables, net	(64)	(91)
Reinsurance recoverables, net	493	15
Income taxes payable	1,010	286
Other operating assets and liabilities	(334)	10
Net cash provided by operating activities	851	1,390

Cash flows from investing activities
Proceeds from sales
Fixed income securities	6,589	5,223
Equity securities	1,796	1,071
Investment collections
Fixed income securities	1,133	1,345
Mortgage loans	492	160
Investment purchases
Fixed income securities	(7,503)	(8,275)
Equity securities	(1,706)	(1,162)
Mortgage loans	(880)	(494)
Change in short-term investments, net	(62)	44
Change in other investments, net	(3)	25
Purchases of property and equipment, net	(67)	(57)
Net cash used in investing activities	(211)	(2,120)

Cash flows from financing activities
Change in short-term debt, net	(379)	32
Proceeds from issuance of long-term debt	644	—
Repayment of long-term debt	(6)	(6)
Contractholder fund deposits	2,084	3,393
Contractholder fund withdrawals	(2,391)	(1,971)
Dividends paid	(207)	(192)
Treasury stock purchases	(454)	(707)
Other	99	106
Net cash (used in) provided by financing activities	(610)	655

Net increase (decrease) in cash	30	(75)
Cash at beginning of period	313	414
Cash at end of period	$343	$339

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

The condensed consolidated financial statements and notes as of March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2006 presentation, certain amounts in the prior year condensed consolidated financial statements and notes have been reclassified.

Adopted accounting standards

Financial Accounting Standards Board Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1”)

The Company adopted Financial Accounting Standards Board (“FASB”) FSP FAS 115-1 as of January 1, 2006. FSP 115-1 nullifies the guidance in paragraphs 10-18 of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and references existing other than temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for income recognition on an impaired debt security. The adoption of FSP FAS 115-1 was required on a prospective basis and did not have a material effect on the results of operations or financial position of the Company.

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”)

The Company adopted SFAS No. 154 on January 1, 2006. SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated. The Company had no accounting changes or error corrections in the current period affected by the new standard.

SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”)

On January 1, 2006, the Company adopted SFAS No. 123R, which revises SFAS No. 123 “Accounting for Stock-based Compensation” and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all share-based payment transactions to be accounted for using a fair value based method to recognize the cost of awards over the period in which the requisite service is rendered. The Company used the modified prospective application method for adoption, and therefore the prior year results have not been restated. As a result, 2006 compensation expense includes amounts related to options granted in 2002, since the Company utilizes a four year vesting schedule and previously adopted the expense provisions of SFAS No. 123 for awards granted or modified subsequent to January 1, 2003. The effect of adoption was not material. See Note 9 for further information.

Financial Accounting Standards Board Staff Position No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP FAS 123R-3”)

In conjunction with its adoption of SFAS No. 123R, the Company elected the transition method described in FSP FAS 123R-3. FSP FAS 123R-3 provided companies an option to elect an alternative calculation method for determining the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R. SFAS No. 123R requires companies to calculate the pool of excess tax benefits as the net excess tax benefits that would have qualified as such had the Company adopted SFAS No. 123 for recognition purposes when first effective in 1995. FSP FAS 123R-3 provided an alternative calculation based on actual increases to additional capital paid-in related to tax benefits from share-based compensation subsequent to the effective date of SFAS No. 123, less the tax on the cumulative incremental compensation costs the Company included in its pro forma net income disclosures as if the Company had applied the fair-value method to all awards, less the share-based compensation costs included in net income as reported.

Pending accounting standards

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”)

 In October 2005, the AICPA issued SOP 05-1. SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the SOP on its results of operations and financial position.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”)

In February 2006 the FASB issued SFAS No. 155, which, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation. At the date of initial adoption, the Company must decide whether or not to remeasure its hybrid financial instruments in accordance with SFAS No. 155 or retain its current accounting under SFAS No. 133. All securities acquired on or after January 1, 2007 must be accounted for in accordance with the new guidance. The Company expects to adopt SFAS No. 155 as of January 1, 2007, and has not yet determined if it will utilize the option to fair value hybrid contracts owned at the date of adoption and subject to SFAS No. 133.

2.    Earnings per share

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on weighted average number of common and dilutive potential common shares outstanding. For Allstate, dilutive potential common shares consist of outstanding stock options and unvested restricted stock units.

The computation of basic and diluted earnings per share are presented in the following table.

	Three months ended March 31,
(in millions except per share data)	2006	2005
Numerator:
Net income	$1,415	$1,123
Denominator:
Weighted average common shares outstanding	643.2	677.7
Effect of potential dilutive securities:
Stock options	3.1	5.1
Unvested restricted stock units	1.1	0.3
Weighted average common and dilutive potential common shares outstanding	647.4	683.1
Earnings per share—Basic:	$2.20	$1.66
Earnings per share—Diluted:	$2.19	$1.64

Options to purchase 4.0 million and 3.6 million Allstate common shares, with exercise prices ranging from $50.79 to $61.90 and an exercise price of $52.57, were outstanding at March 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share for the three-month periods. These options were excluded either due to their exercise prices exceeding the average market price of Allstate common shares during the period or because the unrecognized compensation cost on the options would have an anti-dilutive effect.

3.              Supplemental Cash Flow Information

Non-cash investment exchanges and modifications, which primarily reflect refinancing of fixed income securities and mergers completed with equity securities, totaled $36 million and $5 million for the three months ended March 31, 2006 and 2005, respectively.

Liabilities for collateral received in conjunction with securities lending and other activities and for funds received from security repurchase activities are reported in other liabilities and accrued expenses in the Condensed Consolidated Statements of Financial Position. The accompanying cash flows are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows along with the related changes in investments, which are as follows:

	Three months ended March 31,
(in millions)	2006	2005

Net change in fixed income securities	$(2)	$(308)
Net change in short-term investments	(1,400)	(8)
Operating cash flow (used) provided	$(1,402)	$(316)

Liabilities for collateral and security repurchase, beginning of year	$(4,102)	$(4,854)
Liabilities for collateral and security repurchase, end of period	(5,504)	(5,170)
Operating cash flow provided	$1,402	$316

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

Because reserves are estimates of unpaid portions of losses that have occurred, including incurred but not reported (“IBNR”) losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded amounts, which are based on management’s best estimates. The highest degree of uncertainty is associated with reserves for losses incurred in the current reporting period as it contains the greatest proportion of losses that have not been reported or settled. The Company regularly updates its reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reported in property-liability insurance claims and claims expense in the Condensed Consolidated Statements of Operations in the period such changes are determined.

Management believes that the reserve for property-liability claims and claims expense, net of reinsurance recoverables, at March 31, 2006 is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by that date based on available facts, technology, laws and regulations.

5.              Reinsurance

Property-liability insurance premiums earned and life and annuity premiums and contract charges have been reduced by the reinsurance premium ceded amounts shown in the following table.

	Three months ended March 31,
(in millions)	2006	2005

Property-liability insurance premiums earned	$180	$123
Life and annuity premiums and contract charges	161	168

Property-liability insurance claims and claims expense and life and annuity contract benefits have been reduced by the reinsurance recovery amounts shown in the following table.

	Three months ended March 31,
(in millions)	2006	2005
Property-liability insurance claims and claims expense	$347	$210
Life and annuity contract benefits	115	165

On March 8, 2006, the Company and its subsidiaries, ALIC and Allstate Life Insurance Company of New York (“ALNY”), entered into a definitive agreement (“Agreement”) with Prudential Financial, Inc. and its subsidiary, The Prudential Insurance Company of America (collectively “Prudential”), to dispose, through a combination of coinsurance and modified coinsurance reinsurance, of substantially all of its variable annuity business.

As a result of the modified coinsurance reinsurance, the separate account assets will remain on the Company’s consolidated statements of financial position, but the related results of operations will be fully reinsured to Prudential. In contrast, the assets supporting general account liabilities will be transferred to Prudential, net of consideration, under the coinsurance reinsurance provisions.

Under the Agreement, the Company, ALIC and ALNY will each indemnify Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of ALIC and ALNY and liabilities specifically excluded from the transaction) that ALIC and ALNY have agreed to retain.  In addition, the Company, ALIC and ALNY will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of ALIC, ALNY and their agents, including in connection with ALIC’s and ALNY’s provision of transition services.

 The terms of the Agreement will give Prudential the right to be the exclusive provider of its variable annuity products through the Allstate proprietary agency force for three years and a non-exclusive preferred provider for the following two years.  During a transition period, ALIC and ALNY will continue to issue new variable annuity contracts, accept additional deposits on existing business from existing contractholders on behalf of Prudential and, for a period of twenty-four months or less, service the reinsured business while Prudential prepares for the migration of the business onto its servicing platform. ALIC and ALNY have also agreed to continue to issue variable annuity contracts in the financial institutions channel for a period of at least thirty-three months and cede the results of operations to Prudential.

Total consideration is expected to be approximately $581 million, subject to adjustment for changes in equity markets, interest rates and market volatility between the effective date of the Agreement and the closing of the transaction. ALIC entered into derivative transactions to economically hedge substantially all of the exposure to these market related adjustments. In the first quarter of 2006, the loss on disposition of operations related to this transaction totaled $35 million, after-tax, comprised of the change in fair value of the derivatives hedging the consideration as well as costs incurred to date.

In the first quarter of 2006, ALIC’s and ALNY’s variable annuity business generated approximately $75 million in contract charges. The separate account balances were $14.77 billion and general account balances were $1.65 billion as of March 31, 2006.  Separate account balances totaling approximately $1.05 billion at March 31, 2006 related to the variable life business and three companies held for sale continue to be retained by ALIC. In 2005, ALIC’s and ALNY’s variable annuity business generated approximately $278 million in contract charges. The separate account balances were $14.23 billion and general account balances were $1.76 billion as of December 31, 2005.

The Agreement is subject to regulatory approval and is expected to close in the second quarter of 2006. The disposition is expected to result in the recognition of a small deferred gain at closing related to the reinsurance agreement. This gain will be amortized over the life of the Agreement and reported as a gain on disposition. Concurrent with the closing of the transaction, the gain or loss on disposition of operations will be adjusted for any additional change in fair value of the hedging derivatives as well as any additional transaction expenses incurred. Cash or cash equivalents in an aggregate amount of approximately $1 billion, net of the consideration, will be needed to settle the obligation to Prudential at closing under the coinsurance portion of the Agreement.  The source of these funds will primarily be from sales of existing investments, and therefore $30 million of pre-tax realized capital losses were recognized in the first quarter of 2006 due to a change in intent to hold the related fixed income securities.

6.              Company Restructuring

The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and a non-cash charge resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program. The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $107 million and $18 million for the three months ended March 31, 2006 and 2005, respectively.

In 2006, restructuring charges include $97 million related to the Company’s voluntary termination offer (“VTO”) and reduction in force. The VTO included severance and one-time termination benefits consisting of compensation and accelerated vesting of stock-based incentive compensation. It was offered to most employees located at the Company’s headquarters during the first quarter and is expected to be completed during the second quarter of 2006.

The following table illustrates the changes in the restructuring liability during the period ended March 31, 2006:

(in millions)	Employee costs	Exit costs	Total liability
VTO Program
Balance at the beginning of the year	$—	$—	$—
Expense incurred	97	—	97
Payments applied against liability	(10)	—	(10)
Balance at the end of the period	87	—	87
Other Programs
Balance at the beginning of the year	7	3	10
Payments applied against liability	—	(1)	(1)
Balance at the end of the period	7	2	9
	$94	$2	$96

The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties. The total amount of payments applied against the other programs liability since inception was $58 million as of March 31, 2006.

7.              Guarantees and Contingent Liabilities

State facility assessments

Allstate Floridian Insurance Company and its subsidiaries are subject to assessments from Citizens Property Insurance Corporation in the state of Florida (“FL Citizens”), which was created by the state of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. FL Citizens, at the discretion and direction of its Board of Governors (“FL Citizens Board”), can levy a regular assessment on participating companies for a deficit in any calendar year up to a maximum of the greater of 10% of the deficit or 10% of Florida property premiums industry-wide for the prior year. An insurer may recoup a regular assessment through a surcharge to policyholders. In order to recoup its FL Citizens regular assessment, an insurer must file for a policy surcharge with the Florida Office of Insurance Regulation (“FL OIR”) at least fifteen days prior to imposing the surcharge on policies. If a deficit remains after the regular assessment, FL Citizens can also fund any remaining deficit through emergency assessments in the current and subsequent years. Companies are required to collect the emergency assessments directly from residential property policyholders and remit to FL Citizens as collected. In addition, FL Citizens may issue bonds to further fund a deficit. Participating companies are obligated to purchase any unsold bonds issued by FL Citizens.

FL Citizens reported losses from Hurricane Wilma in 2005, which followed the deficit for the 2004 plan year. Communications made by the FL Citizens Board and other government officials indicate that a future assessment as a result of FL Citizens’ current financial deficit is both probable and can be reasonably estimated. The Company has accrued its estimated assessment of $83 million, including an increase to this accrual of $6 million in the first quarter of 2006, which represents its portion of the maximum regular assessment available to FL Citizens, and estimates that the recoupment will be approximately $70 million which will be recognized as billed.

The Company is also subject to assessments from the Louisiana Citizens Property Insurance Corporation (“LA Citizens”). LA Citizens can levy a regular assessment on participating companies for a deficit in any calendar year up to a maximum of the greater of 10% of the calendar year deficit or 10% of Louisiana direct property premiums industry-wide for the prior calendar year. LA Citizens had a financial deficit due to losses incurred from the hurricanes that struck Louisiana during 2005, and therefore levied an assessment to participating companies. The Company paid its share of this regular assessment totaling $34 million, and the entire amount is expected to be recouped and will be recognized as billed. This assessment does not represent the maximum regular industry assessment available to LA Citizens for the 2005 calendar year, and therefore the Company may be assessed up to an additional $12 million. If a deficit remains after the regular assessment, LA Citizens can also fund any remaining deficit through emergency assessments in the current and subsequent years. Companies are required to collect the emergency assessments directly from residential property policyholders and remit to LA Citizens as collected. In addition, LA Citizens may issue bonds to further fund a deficit.

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

Allstate Floridian Insurance Company (“AFIC”) sells and services Allstate’s Florida residential property policies. AFIC has access to reimbursements on certain qualifying Florida hurricane losses from the Florida Hurricane Catastrophe Fund (“FHCF”), and has exposure to assessments and pays annual premiums to the FHCF for this reimbursement protection. The FHCF has the authority to issue bonds to pay its obligations to participating insurers in excess of its capital balances, which are funded by assessments on all property and casualty premiums in the state, except workers’ compensation, medical malpractice and accident and health insurance. By law, these assessments are the obligation of insurance policyholders, which insurance companies must collect. The FHCF assessments are limited to 6% of premiums per year beginning the first year in which reimbursements require bonding, and up to a total of 10% of premiums per year for assessments in the second and subsequent years, if required to fund additional bonding. Upon the order of the FL OIR, companies are required to collect the FHCF assessments directly from policyholders and remit them to the FHCF as they are collected.

Facilities such as FL Citizens, LA Citizens and the FHCF are generally designed so that the ultimate cost is borne by policyholders, however, the exposure to assessments and the availability of recoupments or premium rate increases from these facilities may not offset each other in the Company’s financial statements. Moreover, even if they do offset each other, they may not offset each other in financial statements for the same fiscal period due to the ultimate timing of the assessments and recoupments or premium rate increases, as well as the possibility of policies not being renewed in subsequent years.

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

Guarantees

The Company provides residual value guarantees on Company leased automobiles. If all outstanding leases were terminated effective March 31, 2006, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $17 million at March 31, 2006. The remaining term of each residual value guarantee is equal to the term of the underlying lease that range from less than one year to three years. Historically, the Company has not made any material payments pursuant to these guarantees.

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $214 million at March 31, 2006. The obligations associated with these fixed income securities expire at various times during the next six years.

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

The aggregate liability balance related to all guarantees was not material as of March 31, 2006.

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

•                  For the reasons specified above, it is often not possible to make meaningful estimates of the amount or range of loss that could result from the matters described below in the “Proceedings” subsection. The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

•                  Due to the complexity and scope of the matters disclosed in the “Proceedings” subsection below and the many uncertainties that exist, the ultimate outcome of these matters cannot be reasonably predicted. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to the Company’s operating results or cash flows for a particular quarter or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described below as they are resolved over time is not likely to have a material adverse effect on the financial position of the Company.

Proceedings

Since the recent denial of the petition for certiorari in Avery v. State Farm, plaintiffs have voluntarily dismissed with prejudice the one active nationwide class action lawsuit pending against Allstate regarding its specification of after-market (non-original equipment manufacturer) replacement parts in the repair of insured vehicles.

There are several statewide and nationwide class action lawsuits pending against Allstate alleging that its failure to pay “inherent diminished value” to insureds under the collision, comprehensive, uninsured motorist property damage, or auto property damage liability provisions of auto policies constitutes breach of contract and fraud. Plaintiffs define “inherent diminished value” as the difference between the market value of the insured automobile before an accident and the market value after repair. Plaintiffs allege that they are entitled to the payment of inherent diminished value under the terms of the policy. To a large degree, these lawsuits mirror similar lawsuits filed against other carriers in the industry. These lawsuits are pending in various state and federal courts, and they are in various stages of development. Classes have been certified in only two cases. Both are multi-state class actions. A trial in one of these multi-state class action cases involving collision and comprehensive coverage concluded on April 29, 2004, with a jury verdict in favor of the Company. The plaintiffs have filed an appeal from the judgment. Oral argument on that appeal was held on January 5, 2006, but the court has not yet ruled. In the other certified class action lawsuit, which involves uninsured motorist property damage coverage, the appellate court granted the Company’s petition for review of the order of certification, and has affirmed the certification. The Company has filed a petition to appeal to the Washington Supreme Court and is awaiting a ruling. The Company has been vigorously defending all of these lawsuits and, since 1998, has been implementing policy language in more than 40 states reaffirming that its collision and comprehensive coverages do not include diminished value claims. The outcome of these disputes remains uncertain.

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

The Company is defending a putative nationwide class action that alleges that the Company discriminates against non-Caucasian policyholders through underwriting and rate-making practices, including the use of credit information, that result in higher premiums. The Company is also defending a putative statewide class action in federal court challenging its use of credit information under certain state insurance statutes. These plaintiffs seek monetary and equitable relief, including actual and punitive damages and injunctive relief. The Company denies these allegations and has been vigorously defending these lawsuits. The outcome of these disputes is currently uncertain.

The Company is defending a number of matters filed in the aftermath of Hurricanes Katrina and Rita, including several statewide putative class action lawsuits pending in Louisiana, Mississippi, and Texas. In addition, the Mississippi Attorney General filed a suit asserting that the flood exclusion found in Allstate’s and other insurance companies’ policies is either ambiguous, unenforceable as unconscionable or contrary to public policy, or inapplicable to the damage suffered in the wake of Hurricane Katrina. These suits seek primarily declaratory relief, and in some cases, actual and punitive damages in an unspecified amount. A Texas district court judge denied the Texas Commissioner of Insurance’s request for a permanent injunction mandating the payment of additional living expense claims under the Texas policy form in the absence of physical damage to the insured premises. The Texas Commissioner of Insurance did not file an appeal. The matters described in this paragraph are in various stages of development and Allstate intends to vigorously defend them. The outcome of these disputes is currently uncertain.

Allstate is defending various lawsuits involving worker classification issues. These lawsuits include a number of putative class actions and several certified class actions challenging the overtime exemption claimed by the Company under the Fair Labor Standards Act or state wage and hour laws. In these cases, plaintiffs seek monetary relief, such as penalties and liquidated damages, and non-monetary relief, such as injunctive relief and an accounting. These class actions mirror similar lawsuits filed against other carriers in the industry and other employers. Allstate is continuing to vigorously defend its worker classification lawsuits. The outcome of these disputes is currently uncertain.

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

The Company has resolved through mediation and settlement all but two of its lawsuits brought by plaintiffs challenging trading restrictions the Company adopted in an effort to limit market-timing activity in its variable annuity sub-accounts. In the remaining lawsuits, the plaintiffs seek a variety of remedies including monetary and equitable relief. The Company has been vigorously defending these matters, but their outcome is currently uncertain.

The Company is defending its homeowners insurance rates and discount programs in administrative actions filed by the Texas Department of Insurance. The Department is focusing, as they have with other insurers, on the reasonableness of the Company’s rates for the risks to which they apply. These proceedings seek primarily to restrict premium rates and require premium refunds to policyholders. The matters described in this paragraph are in various stages of development and the outcome is uncertain.

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

One or more of these matters could have an adverse effect on the Company’s operating results or cash flows for a particular quarter or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described in this “Other Matters” subsection, in excess of amounts currently reserved, as they are resolved over time is not likely to have a material effect on the operating results, cash flows or financial position of the Company.

Asbestos and environmental

Allstate’s reserves for asbestos claims were $1.34 billion and $1.37 billion, net of reinsurance recoverables of $787 million and $831 million at March 31, 2006 and December 31, 2005, respectively. Reserves for environmental claims were $202 million and $205 million, net of reinsurance recoverables of $45 million and $47 million at March 31, 2006 and December 31, 2005, respectively. Approximately 69% and 68% of the total net asbestos and environmental reserves at March 31, 2006 and December 31, 2005, respectively, were for incurred but not reported estimated losses.

Management believes its net loss reserves for environmental, asbestos and other discontinued lines exposures are appropriately established based on available facts, technology, laws and regulations. However, establishing net loss reserves for asbestos, environmental and other discontinued lines claims is subject to uncertainties that are greater than those presented by other types of claims. The ultimate cost of losses may vary materially from recorded amounts, which are based on management’s best estimate. Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure and unresolved legal issues regarding policy coverage; unresolved legal issues regarding the determination, availability and timing of exhaustion of policy limits; plaintiffs’ evolving and expanding theories of liability, availability and collectibility of recoveries from reinsurance, retrospectively determined premiums and other contractual agreements; and estimating the extent and timing of any contractual liability, and other uncertainties. There are also complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are covered, or were ever intended to be covered, and could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean-up costs represent insured property damage. Management believes these issues are not likely to be resolved in the near future, and the ultimate cost may vary materially from the amounts currently recorded resulting in an increase in loss reserves. In addition, while the Company believes that improved actuarial techniques and databases have assisted in its ability to estimate asbestos, environmental, and other discontinued lines net loss reserves, these refinements may subsequently prove to be inadequate indicators of the extent of probable losses. Due to the uncertainties and factors described above, management believes it is not practicable to develop a meaningful range for any such additional net loss reserves that may be required.

8.              Components of Net Periodic Pension and Postretirement Benefit Costs

The components of net periodic cost for the Company’s pension and postretirement benefit plans for the three months ended March 31 are as follows:

	Pension benefits		Postretirement benefits
(in millions)	2006	2005	2006	2005
Service cost (1)	$46	$63	$6	$12
Interest cost	76	71	17	17
Expected return on plan assets	(80)	(78)	—	—
Amortization of:
Prior service costs	(1)	(1)	—	—
Net loss	36	33	—	4
Settlement loss	6	9	—	—
Special termination benefit	—	—	3	—
Net periodic cost	$83	$97	$26	$33

(1)In the three months ended March 31, 2005, the Company recognized $19 million and $4 million pretax for pension and postretirement benefits, respectively, related to a non-recurring increase in liability for future benefits of a discontinued benefit plan.

9.              Equity Incentive Plans

The Company currently has two equity incentive plans that permit it to grant nonqualified stock options, incentive stock options, restricted or unrestricted shares of the Company’s stock and restricted stock units to certain employees and directors of the Company. The total compensation expense related to these equity awards was $43 million and $26 million with income tax benefits of $14 million and $10 million for the three month periods ended March 31, 2006 and 2005, respectively. Total cash received from the exercise of options was $31 million with a tax benefit realized of $15 million during the three months ended March 31, 2006.

The Company records compensation expense related to awards under these plans over the vesting period of each grant and the unamortized cost of restricted stock and restricted stock units is included in deferred compensation expense as a component of shareholders’ equity. The Company records compensation expense for employees eligible for continued vesting upon retirement over the vesting period to the date that the employee is eligible for retirement. As of March 31, 2006, total unrecognized compensation cost related to all nonvested awards was $177 million, which is expected to be recognized over the weighted average vesting period of 2.65 years.

Options are granted under the plans at exercise prices equal to the fair value of the Company’s common stock on the applicable grant date. The options granted under the Allstate plans generally vest ratably over a four-year period. The options granted may be exercised once vested and will expire ten years after the date of grant. Restricted stock and restricted stock units generally unrestrict in full on the fourth anniversary of the grant date.  The awards are subject to forfeiture upon termination.  For terminations due to retirement, shares continue to unrestrict as provided for in the original grant. As disclosed in Note 6, the Company accelerated the vesting of stock-based incentive compensation as a one-time benefit for employees electing the VTO program.

A maximum of 78.1 million shares of common stock will be subject to awards under the plans, subject to adjustment in accordance with the plans’ terms. At March 31, 2006, 10.0 million shares were reserved and remained available for future issuance under these plans. The Company uses its treasury shares for these issuances.

The fair value of each option grant is estimated on the date of grant using the binomial lattice model for the 2006 and 2005 grants, and the Black-Scholes pricing model for prior years’ grants. The Company uses historical data to estimate option exercise and employee termination within the valuation model. In addition, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the binominal lattice model and represents the period of time that options granted are expected to be outstanding. The expected volatility of fair value is implied based on traded options and historical volatility of the Company’s common stock. The expected dividends are based on the current dividend yield of the Company’s stock as of the date of the grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used in the three months ended March 31, 2006 and 2005 are shown in the following table.

	For the three months ended March 31,
	2006	2005
Weighted average expected term	7.10 years	7.45 years
Expected volatility	19.55-30.0%	17.99-30.0%
Weighted-average volatility	28.14%	27.83%
Expected dividends	2.60%	2.44%
Risk-free rate	4.33-4.81%	2.43-4.29%

A summary of option activity for the three months ended March 31, 2006, are shown in the following table.

	Number (in 000s)	Weighted average exercise price	Aggregate intrinsic value (in 000s)	Weighted average remaining contractual term
Outstanding at January 1, 2006	24,508	$39.90
Granted	4,886	53.84
Exercised	(570)	35.29
Forfeited	(158)	45.25
Expired	—	—
Outstanding at March 31, 2006:	28,666	$42.34	$282,073	6.6 years
Outstanding, net of expected forfeitures	27,775	$42.34	$273,306	6.6 years
Outstanding, exercisable (“vested”)	17,530	$37.35	$259,970	5.4 years

The weighted average grant date fair value of options units granted during the three months ended March 31, 2006 and 2005 were $15.23 and $14.65, respectively. The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $10 million and $54 million during the three months ended March 31, 2006 and 2005, respectively. The total fair value of options vested during the three month periods ended March 31, 2006 and 2005 was $59 million and $58 million, respectively.

For the three months ended March 31, 2006, the changes in restricted stock and restricted stock units are shown in the following table.

	Number (in 000s)	Weighted average grant date fair value
Nonvested at January 1, 2006	2,186	$41.02
Granted	879	53.84
Vested	(12)	41.78
Forfeited	(28)	43.69
Nonvested at March 31, 2006	3,025	44.72

The fair value of restricted stock and restricted stock units is based on the market value of the Company’s stock as of the date of the grant. The weighted average grant date fair value of restricted stock and restricted stock units granted during the three months ended March 31, 2006 and 2005 were $53.84 and $52.57, respectively. The total fair value of restricted stock and restricted stock units vested during the three month periods ended March 31, 2006 and 2005 was $0.7 million and $0.2 million, respectively.

The following table illustrates the effect on net income and earnings per share as if SFAS No. 123 had been applied to all outstanding and unvested options during 2005.

(in millions, except per share data)	Three months ended March 31, 2005 (1)
Net income, as reported	$1,123
Add: Employee stock option expense included in net income, after-tax	10
Deduct: Total employee stock option expense determined under fair value based method for all awards, after-tax	(14)
Pro forma net income	$1,119

Earnings per share—Basic:
As reported	$1.66
Pro forma	1.65

Earnings per share—Diluted:
As reported	$1.64
Pro forma	1.64

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

10.       Business Segments

Summarized revenue data for each of the Company’s business segments are as follows:

	Three months ended March 31,
(in millions)	2006	2005
Revenues
Property-Liability
Property-liability insurance premiums earned
Standard auto	$4,129	$3,992
Non-standard auto	405	459
Auto	4,534	4,451
Homeowners	1,644	1,564
Other	697	667
Allstate Protection	6,875	6,682
Discontinued Lines and Coverages	1	2
Total property-liability insurance premiums earned	6,876	6,684
Net investment income	466	436
Realized capital gains and losses	224	113
Total Property-Liability	7,566	7,233

Allstate Financial
Life and annuity premiums and contract charges
Traditional life	64	72
Immediate annuities with life contingencies	49	73
Accident and health and other	82	104
Total life and annuity premiums	195	249
Interest-sensitive life	207	190
Fixed annuities	17	17
Variable annuities	76	65
Total contract charges	300	272
Total life and annuity premiums and contract charges	495	521
Net investment income	1,004	918
Realized capital gains and losses	(28)	1
Total Allstate Financial	1,471	1,440

Corporate and Other
Service fees	2	2
Net investment income	41	30
Realized capital gains and losses	3	2
Total Corporate and Other before reclassification of service fees	46	34
Reclassification of service fees (1)	(2)	(2)
Total Corporate and Other	44	32
Consolidated Revenues	$9,081	$8,705

(1)   For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments are as follows:

	Three months ended March 31,
(in millions)	2006	2005
Net income
Property-Liability
Underwriting income
Allstate Protection	$1,249	$990
Discontinued Lines and Coverages	(7)	(9)
Total underwriting income	1,242	981
Net investment income	466	436
Income tax expense on operations	532	398
Realized capital gains and losses, after-tax	145	78
Property-Liability net income	1,321	1,097

Allstate Financial
Life and annuity premiums and contract charges	495	521
Net investment income	1,004	918
Periodic settlements and accruals on non-hedge derivative financial instruments	16	19
Contract benefits and interest credited to contractholder funds	996	977
Operating costs and expenses and amortization of deferred policy acquisition costs	287	275
Restructuring and related charges	16	—
Income tax expense on operations	72	57
Operating income	144	149
Realized capital gains and losses, after-tax	(18)	1
Deferred policy acquisition costs and deferred sales inducements amortization relating to realized capital gains and losses, after-tax	27	(61)
Non-recurring increase in liability for future benefits, after-tax (1)	—	(22)
Reclassification of periodic settlements and accruals on non-hedge financial instruments, after-tax	(10)	(12)
Loss on disposition of operations, after-tax	(35)	(2)
Allstate Financial net income	108	53

Corporate and Other
Service fees (2)	2	2
Net investment income	41	30
Operating costs and expenses	82	88
Restructuring and related charges	1	—
Income tax benefit on operations	(24)	(28)
Operating loss	(16)	(28)
Realized capital gains and losses, after-tax	2	1
Corporate and Other net loss	(14)	(27)
Consolidated net income	$1,415	$1,123

(1)   The non-recurring increase in liability for future benefits is for a discontinued plan (see Note 8 for impact to pension and postretirement benefits).

(2)   For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

The composition of the segments was revised in the first quarter of 2006. The loan protection business previously managed by Allstate Financial is now being managed by Allstate Protection. The revenue results of this business are included in other property-liability insurance premiums earned in 2006 and in accident and health and other in life and annuity premiums and contract charges in 2005. The amounts are not material and therefore the segment results for prior periods have not been reclassified.

11.       Other Comprehensive Income

The components of other comprehensive (loss) income on a pretax and after-tax basis are as follows:

	Three months ended March 31,
	2006			2005
(in millions)	Pretax	Tax	After-tax	Pretax	Tax	After- tax

Unrealized net holding (losses) gains arising during the period, net of related offsets	$(619)	$217	$(402)	$(1,336)	$467	$(869)
Less: reclassification adjustment of realized capital gains and losses	83	(29)	54	13	(5)	8
Unrealized net capital (losses) gains	(702)	246	(456)	(1,349)	472	(877)
Unrealized foreign currency translation adjustments	—	—	—	(5)	2	(3)
Other comprehensive (loss) income	$(702)	$246	(456)	$(1,354)	$474	(880)
Net income			1,415			1,123
Comprehensive income			$959			$243

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Allstate Corporation:

We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of March 31, 2006, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended, not presented herein. In our report dated February 22, 2006, which report includes an explanatory paragraph as to changes in the Company’s method of accounting for certain nontraditional long-duration contracts and separate accounts in 2004 and method of accounting for stock-based compensation, embedded derivatives in modified coinsurance agreements, and variable interest entities in 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois
May 3, 2006

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as “we”, “our”, “us”, the “Company” or “Allstate”). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation Annual Report on Form 10-K for 2005. Analysis of our insurance segments is provided in Property-Liability Operations (which includes the Allstate Protection and the Discontinued Lines and Coverages segments) and in Allstate Financial Segment sections of Management’s Discussion and Analysis (“MD&A”). The segments are consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources.

HIGHLIGHTS

•             Net income increased 26.0% to $1.42 billion in the first quarter of 2006 compared to a net income of $1.12 billion in the first quarter of 2005. Net income per diluted share increased 33.5% to $2.19 in the first quarter of 2006 compared to net income per diluted share of $1.64 in the first quarter of 2005.

•             Total revenues increased 4.3% to $9.08 billion in the first quarter of 2006 from $8.71 billion in the first quarter of 2005.

•             Book value per diluted share increased 1.6% to $31.98 as of March 31, 2006 compared to $31.48 as of March 31, 2005 and 3.1% compared to $31.01 as of December 31, 2005.

•             For the twelve months ended March 31, 2006, return on the average of beginning and ending period shareholders’ equity declined 5.8 points to 9.8% from 15.6% for the twelve months ended March 31, 2005. This decline was to due to the increased level of hurricane losses incurred in the third quarter of 2005, which are included in our trailing twelve month calculation. Return on equity for the twelve months ended December 31, 2005 was 8.4%.

•             Property-Liability premiums earned increased 2.9% to $6.88 billion in the first quarter of 2006 from $6.68 billion in the first quarter of 2005.

•             The Property-Liability combined ratio was 81.9 in the first quarter of 2006 compared to 85.3 in the first quarter of 2005.

•             Allstate Financial investments increased 1.8% as of March 31, 2006 compared to March 31, 2005.

CONSOLIDATED NET INCOME

	Three Months Ended March 31,
(in millions)	2006	2005

Revenues
Property-liability insurance premiums	$6,876	$6,684
Life and annuity premiums and contract charges	495	521
Net investment income	1,511	1,384
Realized capital gains and losses	199	116
Total revenues	9,081	8,705

Costs and expenses
Property-liability insurance claims and claims expense	(3,873)	(4,063)
Life and annuity contract benefits	(373)	(411)
Interest credited to contractholder funds	(620)	(591)
Amortization of deferred policy acquisition costs	(1,139)	(1,196)
Operating costs and expenses	(779)	(800)
Restructuring and related charges	(107)	(18)
Interest expense	(81)	(84)
Total costs and expenses	(6,972)	(7,163)

Loss on disposition of operations	(53)	(4)
Income tax expense	(641)	(415)
Net income	$1,415	$1,123

Property-Liability	$1,321	$1,097
Allstate Financial	108	53
Corporate and Other	(14)	(27)
Net income	$1,415	$1,123

PROPERTY-LIABILITY HIGHLIGHTS

•                  Premiums written increased 2.2% in the first quarter of 2006 over the first quarter of 2005. Allstate brand standard auto and homeowners premiums written increased 4.1% and 2.4%, respectively, in the first quarter of 2006 over the same period of 2005. Premiums written is an operating measure that is defined and reconciled to premiums earned on page 26.

•                  Allstate brand standard auto new issued applications increased 1.1% in the first quarter of 2006 over the same period of 2005. Allstate brand homeowners new issued applications decreased 11.8% in the first quarter of 2006 over the same period of 2005.

•                  Growth in policies in force (“PIF”) as of the first quarter of 2006 when compared to the first quarter of 2005 for Allstate brand standard auto and homeowners was 2.8% and 2.6%, respectively.

•                  The Allstate brand standard auto and homeowners renewal ratio was 89.9 and 87.0, respectively in the first quarter of 2006 compared to 90.7 and 88.5, respectively in the first quarter of 2005.

•                  Claim frequencies (rate of claim occurrence), excluding catastrophes, in the auto and homeowners insurance lines continue to be favorable, while current year claim severity (average cost per claim) was higher but within anticipated levels.

•                  Underwriting income for Property-Liability was $1.24 billion in the first quarter of 2006 compared to $981 million in the first quarter of 2005. Underwriting income, a measure that is not based on generally accepted accounting principles (“GAAP”), is defined below.

•                  In the first quarter of 2006, additional catastrophe reinsurance was purchased on a countrywide basis, excluding Florida, and in the state of California for fires following earthquakes.

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

•                  Effect of catastrophe losses on combined ratio – the percentage of catastrophe losses included in claims and claims expense to premiums earned.

•                  Effect of pretax reserve reestimates on combined ratio – the percentage of pretax reserve reestimates included in claims and claims expense to premiums earned.

•                  Effect of restructuring and related charges on combined ratio – the percentage of restructuring and related charges to premiums earned.

•                  Effect of Discontinued Lines and Coverages on combined ratio – the ratio of claims and claims expense and other costs and expenses in the Discontinued Lines and Coverages segment to Property-Liability premiums earned. The sum of the effect of Discontinued Lines and Coverages on the combined ratio and the Allstate Protection combined ratio is equal to the Property-Liability combined ratio.

Summarized financial data, a reconciliation of underwriting income to net income and GAAP operating ratios for our Property-Liability operations are presented in the following table.

	Three Months Ended March 31,
(in millions, except ratios)	2006	2005
Premiums written	$6,725	$6,582

Revenues
Premiums earned	$6,876	$6,684
Net investment income	466	436
Realized capital gains and losses	224	113
Total revenues	7,566	7,233

Costs and expenses
Claims and claims expense	(3,873)	(4,063)
Amortization of DAC	(1,019)	(1,012)
Operating costs and expenses	(652)	(610)
Restructuring and related charges	(90)	(18)
Total costs and expenses	(5,634)	(5,703)

Income tax expense	(611)	(433)
Net income	$1,321	$1,097

Underwriting income	$1,242	$981
Net investment income	466	436
Income tax expense on operations	(532)	(398)
Realized capital gains and losses, after-tax	145	78
Net income	$1,321	$1,097

Catastrophe losses	$107	$164

GAAP operating ratios
Claims and claims expense (“loss”) ratio	56.3	60.8
Expense ratio (2)	25.6	24.5
Combined ratio	81.9	85.3
Effect of catastrophe losses on combined ratio (1)	1.6	2.5
Effect of pretax reserve reestimates on combined ratio (1)	(3.1)	(1.2)
Effect of restructuring and related charges on combined ratio	1.3	0.3
Effect of Discontinued Lines and Coverages on combined ratio	0.1	0.1

(1)   Three months ended March 31, 2006 also includes net favorable reserve reestimates of $54 million after reinsurance related to the 2005 hurricanes with an effect on the combined ratio of 0.8 points.

(2)   The effect of premiums ceded for voluntary catastrophe reinsurance programs, the Florida Hurricane Catastrophe Fund (“FHCF”) and premium refunds, including an accrual for an anticipated homeowners refund in the state of Texas, on the expense ratio totaled 0.5 points in the first quarter of 2006.

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

A reconciliation of premiums written to premiums earned is presented in the following table.

	Three Months Ended March 31,
(in millions)	2006	2005
Premiums written:
Allstate Protection	$6,725	$6,581
Discontinued Lines and Coverages	—	1
Property-Liability premiums written	6,725	6,582
(Increase) decrease in unearned premiums (1)	(13)	109
Other (1)	164	(7)
Property-Liability premiums earned	$6,876	$6,684

Premiums earned:
Allstate Protection	$6,875	$6,682
Discontinued Lines and Coverages	1	2
Property-Liability	$6,876	$6,684

(1)   2006 reflects the transfer of $152 million to Property-Liability unearned premiums related to the loan protection business previously managed by Allstate Financial. Prior periods have not been reclassified.

ALLSTATE PROTECTION SEGMENT

During the first quarter of 2006, we continued implementing our strategy to manage our property catastrophe exposure to provide our shareholders an acceptable return on the risks assumed in our property business and to reduce the variability of our earnings, while providing protection to our customers. Although in many areas of the country we are currently achieving returns within acceptable risk tolerances, we continue to seek solutions to improve returns in areas that have known exposure to hurricanes, earthquakes and other catastrophes. We will continue to significantly reduce our catastrophe exposure over time while working to mitigate the impact of our actions on customers. We are also working for changes in the regulatory environment, including fewer restrictions on underwriting, recognizing the need for and improving appropriate risk based pricing and promoting the creation of government sponsored, privately funded solutions. Our property business includes personal homeowners, commercial property and other property lines.

Catastrophe exposure actions we have taken in the first quarter of 2006 in hurricane prone areas include, for example, purchasing additional reinsurance on a countrywide basis, excluding Florida; a limitation on personal homeowners new business writings in coastal areas of Texas, Louisiana, Mississippi, Florida, and certain other states; the non-renewal of select policies in eight coastal counties in the state of New York; and the approval of premium rate increases in the state of Florida averaging 7.9% implemented in August 2005, followed by an additional rate increase averaging 18.2%, implemented in October 2005. The October 2005 increase is subject to possible refund or credit to the extent the approved rate is determined to have resulted in an excessive rate for the 12-month period starting October 1, 2005. This possible refund or credit is not viewed to be probable. In most other states we are no longer offering new optional earthquake coverage. We are also considering removing optional earthquake coverage from renewal policies. Premiums written attributable to earthquake coverage totaled approximately $60 million in 2005. We have also made changes to homeowners underwriting requirements in the state of California in an effort to reduce our exposure to fires following earthquakes and we have purchased reinsurance for fires following earthquakes.

We continue to evaluate additional actions to attain an acceptable catastrophe exposure level in our personal and commercial property business including: additional purchases of reinsurance, including coverage for potential assessments from the California Earthquake Authority; increased participation in various state facilities such as wind pools; changes in rates, deductibles and coverage; limitations on new business writings; changes to underwriting requirements; non-renewal; discontinuing coverage for certain types of residences; withdrawal from certain markets; and/ or pursuing alternative markets for placement of business or segments of risk exposure in certain areas.

While actions taken will be primarily focused on reducing the catastrophe exposure in our personal and commercial property businesses, we also consider their impact on our ability to market our auto lines when evaluating the feasibility of their implementation.

Premiums written by brand for the three months ended March 31, are shown in the following table.

	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2006	2005	2006	2005	2006	2005
Standard auto	$3,952	$3,798	$273	$282	$4,225	$4,080
Non-standard auto	375	426	25	32	400	458
Auto	4,327	4,224	298	314	4,625	4,538
Homeowners	1,288	1,258	139	135	1,427	1,393
Other personal lines (1)	637	610	36	40	673	650
Total	$6,252	$6,092	$473	$489	$6,725	$6,581

(1) Other personal lines include involuntary auto, commercial lines, condominium, renters and other personal lines.

Premiums earned by brand for the three months ended March 31, are shown in the following table.

	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2006	2005	2006	2005	2006	2005
Standard auto	$3,838	$3,691	$291	$301	$4,129	$3,992
Non-standard auto	378	425	27	34	405	459
Auto	4,216	4,116	318	335	4,534	4,451
Homeowners	1,491	1,425	153	139	1,644	1,564
Other personal lines	656	629	41	38	697	667
Total	$6,363	$6,170	$512	$512	$6,875	$6,682

Premium operating measures and statistics that are used below to analyze the business are calculated as follows. Measures and statistics presented for Allstate brand exclude Allstate Canada and Allstate Motor Club. Encompass brand statistics are subject to some distortion due to the integration of systems.

•      New issued applications:  Item counts of automobiles or homeowners insurance applications that were issued during the period. Does not include automobiles that are added by existing customers.

•      Renewal ratio:  Renewal policies issued during the period, based on contract effective dates, divided by the total policies issued 6 months prior for auto (12 months for Encompass brand standard auto) or 12 months for homeowners.

•      PIF:  Policy counts are based on items rather than customers. A multi-car customer would generate multiple item (policy) counts, even if all cars were insured under one legal policy.

•      Average premium - gross written:  Gross premiums written divided by issued item count. Gross premiums written do not include the impacts from mid-term premium adjustments, ceded reinsurance, or premium refund accruals. Allstate brand average premiums represent the appropriate policy term for each line, which is 6 months for auto and 12 months for homeowners. Encompass brand average premiums represent the appropriate policy term for each line, which is 12 months for standard auto and homeowners and 6 months for non-standard auto.

As we continue to use our sophisticated risk segmentation process (“Tiered Pricing”), there is a diminishing capacity to draw meaningful comparisons to historical presentations, including the distinctions between standard and non-standard auto which have become less relevant in certain states. The integration of Encompass policies onto Allstate systems has resulted in a different counting process for PIF. As a result, PIF, average premium and the renewal ratio are subject to some distortion.

Standard auto premiums written increased 3.6% to $4.23 billion in the first quarter of 2006 from $4.08 billion in the same period of 2005.

Our auto strategy includes actions such as the continued roll out of Allstate® Your Choice Auto, increased marketing, the continued roll out and refinement of Tiered Pricing, underwriting actions and agency growth. These strategies are particularly emphasized as applicable in states impacted by our catastrophe management actions such as Florida, New York and Texas.

Allstate brand standard auto new issued applications are shown in the table below.

	Three Months Ended March 31
	2006	2005	% Change
Allstate brand standard auto
Hurricane exposure states (1)	250,733	246,042	1.9
California	77,820	77,242	0.7
All other states	158,504	158,250	0.2

Total new issued applications	487,057	481,534	1.1

(1)   Hurricane exposure states are Alabama, Connecticut, Delaware, Florida, Georgia, Louisiana, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Texas, Virginia and Washington, D.C.

Allstate brand standard auto new issued applications in the hurricane exposure states declined 3.1%, excluding Florida. New issued applications in Florida increased 31.2% due to changes in underwriting requirements, marketing and agency growth. New issued applications in the hurricane exposure states continue to be impacted by the effect of catastrophe management actions on cross-sell opportunities and competitive pressures in certain markets.

	Allstate brand
Standard Auto	2006	2005
Three Months Ended March 31,
Renewal ratio (%)	89.9	90.7
PIF (thousands)	17,731	17,242
Average premium- gross written (six months)	$419	$415

Allstate brand standard auto premiums written increased 4.1% to $3.95 billion in the first quarter of 2006 from $3.80 billion in the same period of 2005 due to increases in PIF and average premium. The 2.8% increase in Allstate brand standard auto PIF as of March 31, 2006 as compared to March 31, 2005 is the result of new business and growth in policies available for renewal. The 1.0% increase in the Allstate brand standard auto average premium in the first quarter of 2006 compared to the same period of 2005 is primarily due to higher average new and renewal premiums reflecting a shift by policyholders to newer and more expensive autos, a shift in the mix of business and, to a lesser extent, rate actions. The Allstate brand standard auto renewal ratio declined 0.8 points in the first quarter of 2006 compared to the same period of 2005 due to competitive pressures in certain states.

Encompass brand standard auto premiums written decreased 3.2% to $273 million in the first quarter of 2006 from $282 million in the same period of 2005 due to declines in PIF, partially offset by increases in average premium. PIF declined 1.1% to 1.18 million as of March 31, 2006 compared to March 31, 2005 as fewer policies available to renew more than offset new business. The 12 month average premium increased 1.7% to $960 in the first quarter of 2006 compared to $944 in the same period of 2005 due to rates, the effect of which is declining due to a decrease in rate change activity, and a shift by policyholders to newer and more expensive autos, partially offset by a shift in the mix of business. The renewal ratio was 77.7% in the first quarter of 2006 compared to 74.0% in the same period of 2005.

We continue to pursue rate changes for standard auto in all locations when indicated. The level of rate changes for standard auto declined in the first quarter of 2006 due to frequency declines and severity increases below our anticipated levels. The following table shows the net rate changes that were approved for standard auto during the three months ended March 31, 2006. These rate changes do not reflect initial rates filed for new insurance subsidiaries.

	# of States	Countrywide(%) (1)	State Specific(%) (2)
Allstate brand	4	0.1	2.3
Encompass brand	2	—	5.3

(1)   Represents the impact in the states where rate changes were approved during the first quarter of 2006 as a percentage of total countrywide prior year-end premiums written.

(2)   Represents the impact in the states where rate changes were approved during the first quarter of 2006 as a percentage of total prior year-end premiums written in those states.

Non-standard auto premiums written decreased 12.7% to $400 million in the first quarter of 2006 from $458 million in the same period of 2005.

	Allstate brand
Non-Standard Auto	2006	2005
Three Months Ended March 31,
Renewal ratio (%)	75.9	77.9
PIF (thousands)	1,086	1,236
Average premium- gross written (six months)	$620	$630

Allstate brand non-standard auto premiums written decreased 12.0% to $375 million in the first quarter of 2006 from $426 million in the same period of 2005 due to declines in PIF and average premium. Allstate brand non-standard auto new issued applications and PIF decreased 2.2% and 12.1%, respectively, in the first quarter of 2006 compared to the same period of 2005 due to lower new business production as agencies continued to focus on our standard auto business. The decline of 1.6% in average premium during the first quarter of 2006 compared to the same period of 2005 is due to mix of business and a decrease in rate activity.

Encompass brand (Deerbrook) non-standard auto premiums written decreased 21.9% to $25 million in the first quarter of 2006 from $32 million in the same period of 2005, primarily due to declines in PIF. PIF declined 19.0% to 95 thousand as of March 31, 2006 compared to March 31, 2005 due to decreases in new business. The six month average premium declined 5.9% to $540 in the first quarter of 2006 compared to $574 in the same period of 2005. The renewal ratio was 66.0% in the first quarter of 2006 compared to 64.4% in the same period of 2005.

There were no net rate changes that were approved for non-standard auto during the three months ended March 31, 2006.

Auto premiums written increased 1.9% to $4.63 billion in the first quarter of 2006 from $4.54 billion in the same period of 2005. Auto includes standard auto and non-standard auto business.

	Allstate brand
Auto	2006	2005
Three Months Ended March 31,
Renewal ratio (%)	89.0	89.7
PIF (thousands)	18,817	18,478
Average premium- gross written (six months)	$432	$431

Allstate brand auto premiums written increased 2.4% to $4.33 billion in the first quarter of 2006 from $4.22 billion in the same period of 2005 due to increases in PIF. The 1.8% increase in Allstate brand auto PIF as of March 31, 2006 as compared to March 31, 2005 is the result of new business and growth in policies available for renewal. Allstate brand auto new issued applications increased 0.5% to 577 thousand in the first quarter of 2006 when compared to the same period of 2005 due to the continued roll-out of Allstate Your Choice Auto, refinements to Tiered Pricing and the continued emphasis on marketing programs. The Allstate brand auto renewal ratio declined 0.7 points in the first quarter of 2006 compared to the same period of 2005 due to competitive pressures in certain states.

Encompass brand auto premiums written decreased 5.1% to $298 million in the first quarter of 2006 from $314 million in the same period of 2005 due to declines in PIF, partially offset by increases in average premium. PIF declined 2.7% to 1.28 million as of March 31, 2006 compared to March 31, 2005 due to a decrease in new business. The average premium (12 month for auto and six month for non-standard) increased 2.3% to $904 compared to $884 in the same period of 2005, due to rates, the effect of which is declining due to a decrease in rate change activity, and a shift by policyholders to newer and more expensive autos, partially offset by a shift in the mix of business. The renewal ratio was 76.0% in the first quarter of 2006 compared to 72.5% in the same period of 2005.

The level of rate changes for auto (standard and non-standard) declined in the first quarter of 2006 compared to the same period of 2005 due to frequency declines and severity increases below our anticipated levels. The following table shows the net rate changes that were approved for auto during the three months ended March 31, 2006. These rate changes do not reflect initial rates filed for new insurance subsidiaries.

	# of States	Countrywide(%) (1)	State Specific(%) (2)
Allstate brand	4	0.1	2.3
Encompass brand	2	—	5.3

(1)   Represents the impact in the states where rate changes were approved during the first quarter of 2006 as a percentage of total countrywide prior year-end premiums written.

(2)   Represents the impact in the states where rate changes were approved during the first quarter of 2006 as a percentage of total prior year-end premiums written in those states.

Homeowners premiums written increased 2.4% to $1.43 billion in the first quarter of 2006 from $1.39 billion in the same period of 2005. Excluding premiums ceded for voluntary catastrophe reinsurance programs and the FHCF of $53 million in the first quarter of 2006 and $28 million in the first quarter of 2005, premiums written grew 4.2%. In addition, growth in premiums written during the first quarter of 2006 was negatively impacted by 2.4% for premium refunds of $33 million in the first quarter of 2006. The 2006 refund includes an accrual for an anticipated homeowners refund in the state of Texas. We expect premiums ceded for catastrophe reinsurance and the FHCF to increase during 2006.

Catastrophe exposure actions have had an impact on our new business writings for homeowners insurance, as demonstrated by the decline in Allstate brand homeowners new issued applications in the following table. We expect this trend to continue as we continue to address our catastrophe exposure.

	Three Months Ended March 31
	2006	2005	% Change
Allstate brand homeowners
Hurricane exposure states (1)	114,257	130,657	(12.6)
California	15,843	30,020	(47.2)
All other states	107,224	108,446	(1.1)

Total new issued applications	237,324	269,123	(11.8)

(1)   Hurricane exposure states are Alabama, Connecticut, Delaware, Florida, Georgia, Louisiana, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Texas, Virginia and Washington, D.C.

The decrease in Allstate brand homeowners new issued applications in the hurricane exposure states results from decreases in approximately two-thirds of the states as a result of our catastrophe management actions. This includes the states of New York, Mississippi and Louisiana. The decrease in California new issued applications is due to changes in our underwriting requirements. The decrease in all other states results from decreases in approximately 60% of the states and includes earthquake coverage-related actions.

	Allstate brand
Homeowners	2006	2005
Three Months Ended March 31,
Renewal ratio (%)	87.0	88.5
PIF (thousands)	7,843	7,642
Average premium-gross written (12 months)	$831	$785

Allstate brand homeowners premiums written increased 2.4% to $1.29 billion in the first quarter of 2006 from $1.26 billion in the same period of 2005 due to increases in PIF and average premium. The 2.6% increase in Allstate brand homeowners PIF as of March 31, 2006 compared to March 31, 2005 is the result of growth in policies available for renewal. PIF has also been impacted by the non-renewal of approximately 95,000 of Allstate Floridian Insurance Company and its subsidiaries (“Allstate Floridian”) policies to Universal or approximately 1% of Allstate brand homeowners PIF. These policies non-renewed at a rate of 13% in the third quarter of 2005, 21% in the fourth quarter of 2005 and 20% in the first quarter of 2006, and are expected to non-renew at a rate of 27% in the second quarter of 2006, 13% in the third quarter of 2006, 3% in the fourth quarter of 2006 and 3% in the first quarter of 2007. The 5.9% increase in Allstate brand homeowners average premium during the first quarter of 2006 compared to the same period of 2005 is primarily due to higher average renewal premiums primarily related to increases in insured value. The Allstate brand homeowners renewal ratio declined 1.5 points in the first quarter of 2006 compared to the same period of 2005 primarily due to our catastrophe risk management actions.

Encompass brand homeowners premiums written increased 3.0% to $139 million in the first quarter of 2006 from $135 million in the same period of 2005 due to increases in PIF and average premium. PIF increased 2.2% to 623 thousand as of March 31, 2006 compared to March 31, 2005 due to growth in policies available for renewal. The 12 month average premium increased 6.1% to $985 compared to $928 in the same period of 2005, due to rate actions taken during the current and prior year and increases in insured value. The renewal ratio was 85.7% in the first quarter of 2006 compared to 86.1% in the same period of 2005.

The following table shows the net rate changes that were approved for homeowners during the three months ended March 31, 2006. These rate changes do not reflect initial rates filed for new insurance subsidiaries.

	# of States	Countrywide(%) (1)	State Specific(%) (2)
Allstate brand	4	0.3	7.7
Encompass brand	4	0.1	4.7

(1)   Represents the impact in the states where rate changes were approved during the first quarter of 2006 as a percentage of total countrywide prior year-end premiums written.

(2)   Represents the impact in the states where rate changes were approved during the first quarter of 2006 as a percentage of total prior year-end premiums written in those states.

Underwriting results are shown in the following table.

	Three Months Ended March 31,
(in millions)	2006	2005

Premiums written	$6,725	$6,581
Premiums earned	$6,875	$6,682
Claims and claims expense	(3,868)	(4,055)
Amortization of DAC	(1,019)	(1,012)
Other costs and expenses	(649)	(607)
Restructuring and related charges	(90)	(18)
Underwriting income	$1,249	$990
Catastrophe losses	$107	$164

Underwriting income by brand
Allstate brand	$1,210	$959
Encompass brand	39	31
Underwriting income	$1,249	$990

Allstate Protection generated underwriting income of $1.25 billion during the first quarter of 2006 compared to $990 million in the same period of 2005 due to increased premiums earned, declines in auto and homeowners claim frequency excluding catastrophes and higher favorable reserve reestimates related to prior years, partially offset by higher restructuring charges and increased current year claim severity.

Claim severity was impacted by inflationary pressures in medical costs and auto repair and home repair costs. If future development of current year claim severity differs from the current reserve expectations by 1%, reserve reestimates would impact net income by approximately $110 million.

Loss ratios are a measure of profitability. Loss ratios by product, and expense and combined ratios by brand, are shown in the following table for the three months ended March 31. These ratios are defined on page 24.

	Loss Ratio		Effect of Catastrophe Losses on the Loss Ratio
	2006	2005	2006	2005
Allstate brand loss ratio:
Standard auto	58.0	64.8	—	0.7
Non-standard auto	58.7	62.6	(0.3)	0.5
Auto	58.1	64.5	—	0.6
Homeowners	51.8	49.8	7.2	7.9
Other	48.6	58.7	(2.3)	2.1

Total Allstate brand loss ratio	55.7	60.6	1.4	2.5
Allstate brand expense ratio	25.3	23.9
Allstate brand combined ratio	81.0	84.5

Encompass brand loss ratio:
Standard auto	65.3	63.8	0.3	0.3
Non-standard auto (Deerbrook)	74.1	76.5	—	—
Auto	66.0	65.1	0.3	0.3
Homeowners	56.2	54.0	9.2	5.8
Other	75.6	68.4	4.9	5.2

Total Encompass brand loss ratio	63.9	62.3	3.3	2.1
Encompass brand expense ratio	28.7	31.6
Encompass brand combined ratio	92.6	93.9

Total Allstate Protection loss ratio (1)	56.2	60.7	1.6	2.5
Allstate Protection expense ratio	25.6	24.5
Allstate Protection combined ratio	81.8	85.2

(1)   Excluding premiums ceded for voluntary catastrophe reinsurance programs, the FHCF and premium refunds, including an accrual for an anticipated homeowners refund in the state of Texas, the loss ratio for the first quarter of 2006 is 55.4.

Standard auto loss ratio decreased 6.8 points for the Allstate brand in the first quarter of 2006 when compared to the same period of 2005 due to higher premiums earned, lower claim frequency excluding catastrophes and higher favorable reserve reestimates related to prior years, partially offset by higher current year claim severity. Standard auto loss ratio increased 1.5 points for the Encompass brand in the first quarter of 2006 when compared to the same period of 2005 due to higher current year claim severity and lower premiums earned, partially offset by lower claim frequency excluding catastrophes and higher favorable reserve reestimates related to prior years.

Non-standard auto loss ratio decreased 3.9 points for the Allstate brand and 2.4 points for the Encompass brand in the first quarter of 2006 when compared to the same period of 2005. These decreases were due to lower claim frequency, partially offset by higher current year claim severity and lower premiums earned.

Auto loss ratio decreased 6.4 points for the Allstate brand in the first quarter of 2006 when compared to the same period of 2005 due to higher premiums earned, lower claim frequency excluding catastrophes and higher favorable reserve reestimates related to prior years, partially offset by higher current year claim severity. Auto loss ratio increased 0.9 points for the Encompass brand in the first quarter of 2006 when compared to the same period of 2005 due to higher current year claim severity and lower premiums earned, partially offset by lower claim frequency and higher favorable reserve reestimates related to prior years.

Homeowners loss ratio increased 2.0 points for the Allstate brand and 2.2 points for the Encompass brand in the first quarter of 2006 when compared to the same period of 2005. These increases were due to higher current year claim severity, partially offset by higher premiums earned despite higher reinsurance premiums ceded, lower claim frequency, excluding catastrophes, and higher favorable reserve reestimates related to prior years.

Expense ratio for Allstate Protection increased 1.1 points in the first quarter of 2006 when compared to the same period of 2005 primarily due to increased restructuring charges related to the Voluntary Termination Offer (“VTO”).  For further information on the VTO, see Note 6 to the Condensed Consolidated Financial Statements. The effect of premiums ceded for voluntary catastrophe reinsurance programs, the FHCF and premium refunds, including an accrual for an anticipated homeowners refund in the state of Texas, on the expense ratio totaled 0.5 points in the first quarter of 2006. For further information on the VTO, see Note 6 to the Condensed Consolidated Financial Statements.

The impact of specific costs and expenses on the expense ratio for the three months ended March 31, is included in the following table.

	Allstate brand		Encompass brand		Allstate Protection
	2006	2005	2006	2005	2006	2005

Amortization of DAC	14.4	14.6	19.6	21.2	14.8	15.1
Other costs and expenses	9.5	9.1	8.7	9.7	9.5	9.1
Restructuring and related charges	1.4	0.2	0.4	0.7	1.3	0.3
Total expense ratio	25.3	23.9	28.7	31.6	25.6	24.5

Reserve reestimates

 The tables below show net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2006 and 2005, and the effect of reestimates in each year.

	2006			2005
(in millions)	Jan 1 Reserves	Reserve Reestimate	Effect on Combined Ratio	Jan 1 Reserves	Reserve Reestimate	Effect on Combined Ratio
Auto	$10,460	$(163)	(2.4)	$10,228	$(93)	(1.4)
Homeowners	3,675	(30)	(0.4)	1,917	11	0.2
Other personal lines	2,619	(24)	(0.4)	2,289	(6)	(0.1)
Total Allstate Protection	$16,754	$(217)	(3.2)	$14,434	$(88)	(1.3)

Allstate brand	$15,423	$(220)	(3.2)	$13,204	$(87)	(1.3)
Encompass brand	1,331	3	—	1,230	(1)	—
Total Allstate Protection	$16,754	$(217)	(3.2)	$14,434	$(88)	(1.3)

Prior year favorable reserve reestimates for the first quarter of 2006, compared to the prior year resulted from more favorable late reported loss development and claim severity that was better than anticipated in previous estimates in Allstate Protection. Reserve reestimates include net favorable reserve reestimates of $54 million after reinsurance related to the 2005 hurricanes.

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

Summarized underwriting results are presented in the following table.

	Three Months Ended March 31,
(in millions)	2006	2005

Premiums written	$—	$1

Premiums earned	$1	$2
Claims and claims expense	(5)	(8)
Other costs and expenses	(3)	(3)
Underwriting loss	$(7)	$(9)

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income increased 6.9% in the first quarter of 2006 when compared to the same period of 2005. The increase was due to higher income from partnerships.

Net realized capital gains and losses, after-tax are presented in the following table.

	Three Months Ended March 31,
(in millions)	2006	2005
Investment write-downs	$(4)	$(10)
Dispositions	194	126
Valuation of derivative instruments	32	(13)
Settlements of derivative instruments	2	10
Realized capital gains and losses, pretax	224	113
Income tax expense	(79)	(35)
Realized capital gains and losses, after-tax	$145	$78

For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

•      Allstate Financial revenues increased 2.2% in the first quarter of 2006 compared to the same period of 2005.

•      Net income increased 103.8% to $108 million in the first quarter of 2006 compared to the same period in 2005.

•      Contractholder fund deposits totaled $2.20 billion for the first quarter of 2006 compared to $3.49 billion for the first quarter of 2005.

•      Allstate Financial entered into an agreement with Prudential Financial Inc. (“Prudential”) in the first quarter of 2006 to dispose, through reinsurance, of substantially all of its variable annuity business (see Note 5 to the Condensed Consolidated Financial Statements). This disposition is expected to drive future improvements in Allstate Financial’s return on equity over time.

ALLSTATE FINANCIAL SEGMENT

Summarized financial data is presented in the following table.

	Three Months Ended March 31,
(in millions)	2006	2005
Revenues
Life and annuity premiums and contract charges	$495	$521
Net investment income	1,004	918
Realized capital gains and losses	(28)	1
Total revenues	1,471	1,440

Costs and expenses
Life and annuity contract benefits	(373)	(411)
Interest credited to contractholder funds	(620)	(591)
Amortization of DAC	(120)	(184)
Operating costs and expenses	(128)	(188)
Restructuring and related charges	(16)	—
Total costs and expenses	(1,257)	(1,374)

Loss on disposition of operations	(53)	(4)
Income tax expense	(53)	(9)
Net income	$108	$53

Investments	$75,342	$74,018

Life and annuity premiums and contract charges  Premiums represent revenues generated from traditional life, immediate annuities with life contingencies, accident and health and other insurance products that have significant mortality or morbidity risk. Contract charges are revenues generated from interest-sensitive life, variable annuities, fixed annuities and institutional products for which deposits are classified as contractholder funds or separate accounts liabilities. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates. As a result, changes in contractholder funds and separate accounts liabilities are considered in the evaluation of growth and as indicators of future levels of revenues. After the close of our reinsurance transaction with Prudential, the reinsured separate account assets and liabilities will remain on the Company’s consolidated statements of financial position, but the related contract charges will be fully reinsured to Prudential (see Note 5 to the Condensed Consolidated Financial Statements).

The following table summarizes life and annuity premiums and contract charges by product.

	Three Months Ended March 31,
(in millions)	2006	2005

Premiums
Traditional life	$64	$72
Immediate annuities with life contingencies	49	73
Accident and health and other	82	104
Total premiums	195	249

Contract charges
Interest-sensitive life	207	190
Fixed annuities	17	17
Variable annuities	76	65
Total contract charges	300	272

Life and annuity premiums and contract charges	$495	$521

The following table summarizes life and annuity premiums and contract charges by distribution channel.

	Three Months Ended March 31,
(in millions)	2006	2005

Premiums
Allstate agencies	$93	$96
Independent agents	59	98
Specialized brokers	42	54
Other	1	1
Total premiums	195	249

Contract charges
Allstate agencies	137	131
Independent agents	82	69
Financial institutions	75	63
Specialized brokers	5	8
Other	1	1
Total contract charges	300	272
Life and annuity premiums and contract charges	$495	$521

Total premiums decreased 21.7% to $195 million in the first quarter of 2006 compared to the same period of 2005 and decreased 12.2% excluding the impact of transferring the loan protection business to the Allstate Protection segment. This decline was primarily due to lower premiums on immediate annuities with life contingencies and traditional life products.

Contract charges increased 10.3% to $300 million in the first quarter of 2006 compared to the same period of 2005. The increase was due to higher contract charges on interest-sensitive life and variable annuities. The increase in the interest-sensitive life contract charges were attributable to in-force business growth resulting from deposits and credited interest more than offsetting surrenders and benefits. Higher variable annuity contract charges were primarily the result of higher account values.

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

The following table shows the changes in contractholder funds.

	Three Months Ended March 31,
(in millions)	2006	2005
Contractholder funds, beginning balance	$60,040	$55,709

Deposits
Fixed annuities	1,201	1,746
Institutional products (funding agreements)	350	1,098
Interest-sensitive life	342	332
Variable annuity and life deposits allocated to fixed accounts	63	94
Bank and other deposits	239	220
Total deposits	2,195	3,490

Interest credited	637	568

Maturities, benefits, withdrawals and other adjustments
Maturities of institutional products	(704)	(704)
Benefits	(290)	(219)
Surrenders and partial withdrawals	(1,347)	(970)
Contract charges	(181)	(171)
Net transfers to separate accounts	(83)	(78)
Fair value hedge adjustments for institutional products	(18)	(120)
Other adjustments	4	(11)
Total maturities, benefits, withdrawals and other adjustments	(2,619)	(2,273)
Contractholder funds, ending balance	$60,253	$57,494

Average contractholder funds increased 6.3% and 17.1% in the first quarters of 2006 and 2005, respectively, compared to the same periods in the prior years. The reduction in the growth rate of contractholder funds during the first quarter of 2006 was due to lower contractholder deposits and, to a lesser extent, increased surrenders and partial withdrawals.

Contractholder deposits decreased 37.1% in the first quarter of 2006 compared to the same period of 2005 due to lower deposits on funding agreements and fixed annuities. Funding agreement deposits declined 68.1% in the first quarter of 2006 compared to the same period in the prior year. The opportunistic manner in which we manage this business results in fluctuations in funding agreement deposits between periods. Fixed annuity deposits declined 31.2% in the first quarter of 2006 compared to the same period in the prior year. The decline was attributable to reduced consumer demand for traditional fixed annuities relative to certificates of deposit and other short-term investments driven by increases in short-term interest rates without increases in longer term rates of similar magnitude, and our continued focus on improving fixed annuity product returns. Higher deposits on equity-indexed annuities partially offset the decline in deposits on traditional fixed annuities.

Surrenders and partial withdrawals increased 38.9% in the first quarter of 2006 compared to the same period of 2005 reflecting an annualized withdrawal rate of 11.3% for the first quarter of 2006 based on the beginning of period contractholder funds balance excluding institutional product reserves. This compares to an annualized withdrawal rate of 9.0% for the first quarter of 2005. The declining and relatively low interest rate environment of the prior three years contributed to favorable withdrawal rates in 2005, and also resulted in an increased level of policies with little or no surrender charge protection. The increase in the withdrawal rate in the first quarter of 2006 is consistent with management’s expectation that in an increasing interest rate environment contractholders whose contracts have relatively low surrender charges may choose to move their funds to competing investment alternatives. The aging of our in-force business may cause this trend to continue. In addition, we have implemented crediting rate strategies for renewal business to improve investment spreads on selected contracts that may also have contributed to the increased withdrawal rate.

Separate accounts liabilities represent contractholders’ claims to the related separate accounts assets. Separate accounts liabilities primarily arise from the sale of variable annuity contracts and variable life insurance policies.

The following table shows the changes in separate accounts liabilities.

	Three Months Ended March 31,
(in millions)	2006	2005
Separate accounts liabilities, beginning balance	$15,235	$14,377

Variable annuity and life deposits	468	437
Variable annuity and life deposits allocated to fixed accounts	(63)	(94)
Net deposits	405	343
Investment results	660	(218)
Contract charges	(76)	(67)
Net transfers from fixed accounts	83	78
Surrenders and benefits	(490)	(426)
Separate accounts liabilities, ending balance	$15,817	$14,087

Separate accounts liabilities increased 3.8% as of March 31, 2006 compared to December 31, 2005. This is compared to a decline of 2.0% in the first quarter of 2005. The improvement was primarily attributable to favorable investment results in the current period compared to unfavorable investment results in the prior period and, to a lesser extent, an 18.1% increase in net deposits. Variable annuity and life deposits vary with equity market conditions, product investment allocation decisions and consumer preferences related to product features.

Net investment income increased 9.4% in the first quarter of 2006 compared to the same period of 2005 due to increased investment yields and higher average portfolio balances in the first quarter of 2006 compared to the same period in the prior year. The higher portfolio yields were due to increased yields on floating rate assets resulting from increases in short-term market interest rates. Higher average portfolio balances resulted from the investment of cash flows from operating and financing activities related primarily to deposits from fixed annuities, funding agreements and interest-sensitive life policies.

Net income analysis is presented in the following table.

	Three Months Ended March 31,
(in millions)	2006	2005

Life and annuity premiums and contract charges	$495	$521
Net investment income	1,004	918
Periodic settlements and accruals on non-hedge derivative instruments (1)	16	19
Contract benefits	(373)	(411)
Interest credited to contractholder funds (2)	(613)	(552)
Gross margin	529	495

Amortization of DAC and DSI	(169)	(129)
Operating costs and expenses	(128)	(188)
Restructuring and related charges	(16)	—
Income tax expense	(72)	(51)
Realized capital gains and losses, after-tax	(18)	1
DAC and DSI amortization relating to realized capital gains and losses, after-tax	27	(61)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(10)	(12)
Loss on disposition of operations, after-tax	(35)	(2)
Net income	$108	$53

(1)   Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)   Amortization of deferred sales inducements (“DSI”) is excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $7 million and $39 million in the first quarters of 2006 and 2005, respectively.

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

The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

	Three Months Ended March 31,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in millions)	2006	2005	2006	2005	2006	2005	2006	2005
Life and annuity premiums	$—	$—	$195	$249	$—	$—	$195	$249
Contract charges	—	—	161	152	139	120	300	272
Net investment income	1,004	918	—	—	—	—	1,004	918
Periodic settlements and accruals on non-hedge derivative instruments (1)	16	19	—	—	—	—	16	19
Contract benefits	(132)	(134)	(241)	(277)	—	—	(373)	(411)
Interest credited to contractholder funds (2)	(613)	(552)	—	—	—	—	(613)	(552)
	$275	$251	$115	$124	$139	$120	$529	$495

(1)   Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)   Amortization of DSI was excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $7 million in the first quarter of 2006 and $39 million in the first quarter of 2005.

Gross margin increased 6.9% in the first quarter of 2006 compared to the same period of 2005 due to higher investment margin and contract charges and fees, partially offset by lower benefit margin. The anticipated disposition of substantially all of Allstate Financial’s variable annuity business is expected to result in lower gross margin in the future, which is expected to be mostly offset by lower DAC and DSI amortization and operating expenses.

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

Investment margin by product group is shown in the following table.

	Three Months Ended March 31,
(in millions)	2006	2005
Annuities	$185	$158
Life insurance	56	60
Institutional products	30	30
Bank and other	4	3
Total investment margin	$275	$251

Investment margin increased 9.6% in the first quarter of 2006 compared to the same period of 2005 due to higher weighted average investment spreads on deferred fixed annuities and in-force business growth. Future investment margin will be reduced by the anticipated disposition of substantially all of Allstate Financial’s variable annuity business until investment margin resulting from new sales of other products replaces the margins on the business subject to the disposition.

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended March 31.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2006	2005	2006	2005	2006	2005
Interest-sensitive life	6.1%	6.4%	4.6%	4.7%	1.5%	1.7%
Deferred fixed annuities	5.6	5.6	3.7	4.0	1.9	1.6
Immediate fixed annuities with and without life contingencies	7.2	7.4	6.6	6.8	0.6	0.6
Institutional	5.5	4.0	4.5	3.0	1.0	1.0
Investments supporting capital, traditional life and other products	6.1	5.9	N/A	N/A	N/A	N/A

The following table summarizes the liabilities for these contracts and policies.

	As of March 31,
(in millions)	2006	2005
Immediate fixed annuities with life contingencies	$7,935	$7,780
Other life contingent contracts and other	4,303	4,351
Reserve for life-contingent contracts	$12,238	$12,131

Interest-sensitive life	$8,975	$8,585
Deferred fixed annuities	34,166	32,410
Immediate fixed annuities without life contingencies	3,671	3,293
Institutional	12,205	11,759
Allstate Bank	865	887
Market value adjustments related to derivative instruments and other	371	560
Contractholder funds	$60,253	$57,494

Benefit margin is a component of gross margin, both of which are non-GAAP measures. Benefit margin represents life and life-contingent immediate annuity premiums, cost of insurance contract charges and variable annuity contract charges for contract guarantees less contract benefits. Benefit margin excludes the implied interest on life-contingent immediate annuities, which is included in the calculation of investment margin. We use benefit margin to evaluate Allstate Financial’s underwriting performance, as it reflects the profitability of our products with respect to mortality or morbidity risk during a fiscal period.

Benefit margin by product group is shown in the following table.

	Three Months Ended March 31,
(in millions)	2006	2005
Life insurance	$129	$138
Annuities	(14)	(14)
Total benefit margin	$115	$124

Benefit margin declined 7.3% in the first quarter of 2006 compared to the same period of 2005. The reduction in the life insurance benefit margin was primarily related to a prospective change in our calculation to reclassify $13 million to contract charges and fees and $9 million for the transfer of the loan protection business to the Allstate Protection segment. These items were partially offset by in-force business growth and improved mortality. The annuity benefit margin for the first quarter of 2006 was consistent with the first quarter of 2005 as a $9 million increase in benefit reserves for guarantees related to variable annuities that was recognized in the prior period was offset by increased mortality losses on life contingent immediate annuities in 2006.

Amortization of DAC and DSI, excluding amortization related to realized capital gains and losses, increased 31.0% in the first quarter of 2006 compared to the same period in the prior year due to higher gross margin on fixed and variable annuities. DAC and DSI amortization related to realized capital gains and losses, after-tax, increased $88 million with an associated credit to net income of $27 million in the first quarter of 2006 compared to an expense charge to net income of $61 million in the same period in 2005. This fluctuation was the result of the impact of realized capital gains and losses on the actual and expected gross profits for certain products in each of the periods. In the first quarter of 2006, the credit to net income for DAC and DSI amortization was mostly attributable to the recognition of net realized capital losses on assets that support variable annuities. The expense charge to net income in the first quarter of 2005 was primarily due to the recognition of net realized capital gains on assets that support market value adjusted annuities.The impact of realized capital gains and losses on amortization of DAC and DSI is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.

DAC and DSI amortization is expected to decline in the future as a result of the anticipated disposition of substantially all of Allstate Financial’s variable annuity business. This decline is expected to be offset by the absence of gross margin on the business subject to the disposition.

Operating costs and expenses declined 31.9% in the first quarter of 2006 compared to the same period of 2005. The following table summarizes operating costs and expenses.

	Three Months Ended March 31,
(in millions)	2006	2005

Non-deferrable acquisition costs	$51	$62
Other operating costs and expenses	77	126
Total operating costs and expenses	$128	$188

Restructuring and related charges	$16	$—

Non-deferrable acquisition costs declined 17.7% in the first quarter of 2006 compared to the same period of 2005 due primarily to the transfer of the loan protection business to Allstate Protection. In addition, lower non-deferrable commissions were mostly offset by higher premium taxes. Non-deferrable acquisition costs related to the loan protection business amounted to $10 million in the first quarter of 2005. Other operating costs and expenses declined 38.9% in the first quarter of 2006 compared to 2005. The prior year period included the recognition of a $28 million increase in a liability for future benefits of a previously discontinued benefit plan and $5 million of expenses related to the loan protection business. Other operating costs and expenses for the first quarter of 2006 reflect lower employee and technology expenses due to continuing actions to simplify operations and reduce costs. Total operating costs and expenses are expected to decline in the future as a result of the anticipated disposition of substantially all of Allstate Financial’s variable annuity business.

Restructuring and related charges for the first quarter of 2006 reflect costs related to the VTO accepted primarily by employees located at Allstate’s headquarters (for more information on the VTO, see Note 6 to the Condensed Consolidated Financial Statements).

Net income was favorably impacted in the first quarter of 2005 by adjustments for prior years’ tax liabilities totaling $14 million, which were reflected as a component of income tax expense in the Condensed Consolidated Statements of Operations.

Net realized capital gains and losses are presented in the following table.

	Three Months Ended March 31,
(in millions)	2006	2005

Investment write-downs	$(5)	$(7)
Dispositions	(76)	40
Valuation of derivative instruments	36	(58)
Settlement of derivative instruments	17	26
Realized capital gains and losses, pretax	(28)	1
Income tax benefit	10	—
Realized capital gains and losses, after-tax	$(18)	$1

For further discussion of realized capital gains and losses, see the Investments section of MD&A.

INVESTMENTS

An important component of our financial results is the return on our investment portfolios. Investment portfolios are segmented between the Property-Liability, Allstate Financial and Corporate and Other operations. The investment portfolios are managed based upon the nature of each respective business and its corresponding liability structure. The composition of the investment portfolios at March 31, 2006 is presented in the table below.

	Property-Liability		Allstate Financial (3)		Corporate and Other (3)		Total
(in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$31,962	80.2%	$62,334	82.7%	$2,009	55.5%	$96,305	81.0%
Equity securities (2)	6,025	15.1	367	0.5	80	2.2	6,472	5.5
Mortgage loans	515	1.3	8,613	11.4	—	—	9,128	7.7
Short-term	1,373	3.4	2,079	2.8	1,533	42.3	4,985	4.2
Other	1	—	1,949	2.6	—	—	1,950	1.6
Total	$39,876	100.0%	$75,342	100.0%	$3,622	100.0%	$118,840	100.0%

(1) Fixed income securities are carried at fair value. Amortized cost basis for these securities was $31.40 billion, $61.30 billion and $1.89 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2) Equity securities are carried at fair value. Cost basis for these securities was $4.57 billion, $358 million, and $80 million for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(3) Balances reflect the elimination of related party investments between Allstate Financial and Corporate and Other.

Total investments increased to $118.84 billion at March 31, 2006 from $118.30 billion at December 31, 2005, primarily due to positive cash flows from operating activities including increased funds associated with securities lending, partially offset by decreased net unrealized gains on fixed income securities.

The Property-Liability investment portfolio increased to $39.88 billion at March 31, 2006 from $39.57 billion at December 31, 2005, primarily due to positive cash flows from operating activities including increased funds associated with securities lending, partially offset by decreased net unrealized gains on fixed income securities.

The Allstate Financial investment portfolio increased to $75.34 billion at March 31, 2006, from $75.23 billion at December 31, 2005, primarily due to positive cash flows from operating activities including increased funds associated with securities lending, partially offset by decreased net unrealized gains on fixed income securities.

The Corporate and Other investment portfolio increased to $3.62 billion at March 31, 2006, from $3.49 billion at December 31, 2005. This increase is primarily due to proceeds from our debt issuance. For further information on our debt issuance, see the Capital Resources and Liquidity section of the MD&A.

Total investments at amortized cost related to collateral received in connection with securities lending activities, funds received in connection with securities repurchase agreements, and collateral posted by counterparties related to derivative transactions, increased to $5.50 billion at March 31, 2006, from $4.10 billion at December 31, 2005.

At March 31, 2006, 94.8% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from The National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

The unrealized net capital gains on fixed income and equity securities at March 31, 2006 were $3.17 billion, a decrease of $1.41 billion or 30.7% since December 31, 2005. The net unrealized gain for the fixed income portfolio totaled $1.71 billion, comprised of $2.88 billion of unrealized gains and $1.17 billion of unrealized losses at March 31, 2006. This is compared to a net unrealized gain for the fixed income portfolio totaling $3.29 billion at December 31, 2005, comprised of $3.90 billion of unrealized gains and $614 million of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at March 31, 2006, $1.12 billion or 95.6% were related to investment grade securities and are believed to be primarily a result of a rising interest rate environment. Of the remaining $51 million of losses in the fixed income portfolio, $36 million or 70.6% were in the corporate fixed income portfolio, $7 million or 13.7% were in the asset-backed securities portfolio, $7 million or 13.7% were in the municipal bond portfolio, and $1 million or 2.0% were in the foreign government portfolio. The $36 million of corporate fixed income gross unrealized losses were primarily comprised of securities in the consumer goods, financial services, communications and capital goods sectors. The gross unrealized losses in these sectors were primarily company specific and interest rate related. Approximately $21 million of the total gross unrealized losses in the corporate fixed income portfolio were associated with the automobile industry, which includes direct debt issuances of automobile manufacturers, captive automotive financing companies and automobile parts and equipment suppliers, which are reported above in the consumer goods and financial services sectors. Fixed income security values in the automobile industry were primarily depressed due to company specific conditions. Additionally, approximately $7 million of the total gross unrealized losses in the asset-backed securities portfolio were associated with the airline industry for which values were depressed due to economic issues and industry conditions.

The net unrealized gain for the equity portfolio totaled $1.46 billion, comprised of $1.48 billion of unrealized gains and $21 million of unrealized losses at March 31, 2006. This is compared to a net unrealized gain for the equity portfolio totaling $1.29 billion at December 31, 2005, comprised of $1.31 billion of unrealized gains and $22 million of unrealized losses. Within the equity portfolio, the losses were primarily concentrated in the consumer goods and communication sectors. The losses in these sectors were company specific.

Our portfolio monitoring process identifies and evaluates, on a case-by-case basis, fixed income and equity securities whose carrying value may be other than temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost for fixed income securities or cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. As a result of approved programs involving the disposition of investments such as changes in duration and revisions to strategic asset allocations, and certain dispositions anticipated by portfolio managers, we also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery. All securities in an unrealized loss position at March 31, 2006 were included in our portfolio monitoring process wherein it was determined that the declines in value were not other than temporary.

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

The following table summarizes problem, restructured and potential problem fixed income securities.

	March 31, 2006			December 31, 2005
(in millions)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$90	$104	0.1%	$172	$188	0.2%
Restructured	35	35	—	33	34	—
Potential problem	178	191	0.2	178	191	0.2
Total net carrying value	$303	$330	0.3%	$383	$413	0.4%
Cumulative write- downs recognized (1)	$311			$304

(1) Cumulative write-downs recognized only reflects write-downs related to securities within the problem, potential problem and restructured categories.

We have experienced a decrease in the amortized cost of fixed income securities categorized as problem as of March 31, 2006 compared to December 31, 2005. The decrease was primarily due to dispositions and the removal of securities upon improving conditions.

We also evaluated each of these securities through our portfolio monitoring process at March 31, 2006 and recorded write-downs when appropriate. We further concluded that any remaining unrealized losses on these securities were temporary in nature and that we have the intent and ability to hold the security until recovery. While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended March 31,
(in millions)	2006	2005

Investment write-downs	$(9)	$(17)
Dispositions	121	168
Valuation of derivative instruments	68	(71)
Settlement of derivative instruments	19	36
Realized capital gains and losses, pretax	199	116
Income tax expense	(70)	(36)
Realized capital gains and losses, after-tax	$129	$80

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

 In the first quarter of 2006, we recognized $65 million of losses related to a change in our intent to hold certain securities with unrealized losses until they recover in value. The change in our intent is primarily related to $1.01 billion of securities which had unrealized losses totaling $30 million that may be used to fund net general account liabilities to be transferred at the closing of Allstate Financial’s variable annuity reinsurance agreement with Prudential. Additionally, continued implementation of yield enhancement strategies, strategic asset allocations and comprehensive reviews of our portfolios for both Allstate Protection and Allstate Financial, as well as a liquidity strategy review in the Corporate and Other segment, resulted in the identification of $3.19 billion of securities that had unrealized losses of $35 million which may be sold to achieve these objectives.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes. The following table summarizes our capital resources.

(in millions)	March 31, 2006	December 31, 2005
Common stock, retained earnings and other shareholders’ equity items	$18,919	$18,104
Accumulated other comprehensive income	1,626	2,082
Total shareholders’ equity	20,545	20,186
Debt	5,567	5,300
Total capital resources	$26,112	$25,486

Ratio of debt to shareholders’ equity	27.1%	26.3%
Ratio of debt to capital resources	21.3%	20.8%

Shareholders’ equity increased in the first quarter of 2006, primarily due to net income being partly offset by decreases in unrealized net capital gains on investments, share repurchases and dividends paid to shareholders. As of March 31, 2006, our $4.00 billion share repurchase program, which commenced in January 2005, had $1.09 billion remaining and is expected to be completed in 2006.

Debt increased in the first quarter of 2006, due to increases in long-term debt. In March 2006, we issued $650 million of 5.95% Senior Notes due 2036, utilizing the registration statement filed with the Securities and Exchange Commission (“SEC”) in August 2003. The proceeds of this issuance are used for general corporate purposes, including to facilitate the repayment of the $550 million of 5.375% Senior Notes due 2006 at their scheduled maturity on December 1, 2006.

Financial Ratings and Strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage. There have been no changes to our debt, commercial paper and insurance financial strength ratings since December 31, 2005.

We have distinct groups of subsidiaries licensed to sell property and casualty insurance in New Jersey and Florida. These groups maintain separate group ratings and are not reinsured by other Allstate subsidiaries that are not part of these respective groups. Allstate Floridian ratings from A.M. Best remain under review. The resolution of this review will be influenced by developments prior to the 2006 hurricane season, including Florida regulatory and legislative actions; Allstate and Allstate Floridian management actions such as continuing to pursue alternative markets, reinsurance and underwriting actions; and A.M. Best’s assessment of the timing and nature of such developments and their view on the amount of capital and risk-adjusted capitalization deemed necessary to support the ratings. Allstate Floridian Insurance Company (“AFIC”) and its subsidiary, Allstate Floridian Indemnity Company, have Demotech financial stability ratings of A’ that were confirmed in April 2006. Encompass Floridian Insurance Company and Encompass Floridian Indemnity Company, both subsidiaries of Allstate Floridian, have Demotech financial stability ratings of A that were confirmed in April 2006. In addition, Allstate Insurance Company (“AIC”) committed to AFIC to make as much as $375 million of additional capital available until May 31, 2006 under specified circumstances if one or more events reduce AFIC’s capital to below $272 million initially and to $225 million if subsequent events should occur. As of March 31, 2006, $159 million had been contributed under this agreement.

As of March 31, 2006, AFIC’s statutory surplus is approximately $268 million compared to $233 million at December 31, 2005.

Allstate’s domestic property-liability and life insurance subsidiaries prepare their statutory basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings. As of March 31, 2006, AIC’s statutory surplus is approximately $16.2 billion compared to $14.8 billion at December 31, 2005. As of March 31, 2006, AIC’s statutory surplus excluding Allstate Life Insurance Company (“ALIC”) is approximately $12.7 billion.

In 2005, Allstate committed to provide capital to AIC, in the form of surplus notes or contributed surplus, to maintain levels of statutory surplus as set forth in a Capital Support Commitment, and to hold, or cause its subsidiary Kennett Capital, Inc. (“Kennett Capital”) to hold and make available upon request, investments sufficient to meet its obligations under the agreement. To the extent that AIC’s statutory surplus as of a reporting date specified in the following table is less than the amount set forth as required surplus for that date, Allstate will provide capital in an amount equal to the lesser of the amount set forth as the available commitment as of that date or the amount by which statutory surplus excluding ALIC is less than the required surplus as of that date.

Reporting Date	Required Surplus	Available Commitment
(in millions)
March 31, 2006	$11,000	$2,100
June 30, 2006	$12,000	$1,100
September 30, 2006	$12,500	$600
December 31, 2006	$12,900	$200

Because AIC’s statutory surplus excluding ALIC was approximately $12.7 billion at March 31, 2006, no amounts were due under this commitment. This commitment terminates at the earliest of the first reporting date that AIC’s statutory surplus excluding ALIC exceeds $13.1 billion, when Allstate has provided $2.4 billion to AIC, or March 15, 2007.

Liquidity Sources and Uses The following table summarizes consolidated cash flow activities by business unit for the three months ended March 31.

	Property-Liability		Allstate Financial		Corporate and Other		Consolidated
(in millions)	2006	2005	2006	2005	2006	2005	2006	2005
Net cash provided by (used in):
Operating activities	$121	$505	$601	$519	$129	$366	$851	$1,390
Investing activities	280	(56)	(360)	(2,098)	(131)	34	(211)	(2,120)
Financing activities	(391)	(43)	(222)	1,496	3	(798)	(610)	655
Net increase (decrease) in consolidated cash							$30	$(75)

Property-Liability Lower operating cash flows of the Property-Liability business in the first quarter of 2006, compared to the first quarter of 2005 were primarily due to higher claim payments, partially offset by the receipt of a tax refund and increased premiums.

Cash provided by investing activities increased in the first quarter of 2006 primarily as a result of increased proceeds from sales of securities, partially offset by lower investment purchases due to lower operating cash flows.

Cash flows used in financing activities increased in the first quarter of 2006 as the result of repayment of short-term debt.

Allstate Financial Higher operating cash flows for Allstate Financial in the first quarter of 2006, compared to the first quarter of 2005 primarily related to higher investment income, partially offset by lower life and annuity premiums.

Cash flows used in investing activities decreased in the first quarter of 2006 due to lower investment purchases due to cash used in financing activities in the first quarter of 2006,

partially offset by the investment of higher operating cash flows.

Cash flows used in financing activities in the first quarter of 2006 were the result of higher surrenders and lower deposits of fixed annuities and institutional products. For quantification of the changes in contractholder funds, see the Allstate Financial Segment section of the MD&A.

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

The sources of liquidity for The Allstate Corporation include but are not limited to dividends from AIC and $2.35 billion of investments at Kennett Capital at March 31, 2006. Without the prior approval from the Illinois Department of Insurance, AIC does not have the statutory capacity to pay dividends to The Allstate Corporation until the third quarter of 2006.

We have access to additional borrowing to support liquidity as follows:

•      A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of March 31, 2006, the remaining borrowing capacity was $980 million; however, the outstanding balance fluctuates daily.

•      A five-year revolving credit facility expiring in 2009 totaling $1.00 billion to cover short-term liquidity requirements. This facility contains an increase provision that would make up to an additional $500 million available for borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt. There were no borrowings under this line of credit during the first quarter of 2006. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•      The capacity to issue up to an additional $700 million of debt securities, equity securities, warrants for debt and equity securities, trust preferred securities, stock purchase contracts and stock purchase units utilizing the shelf registration statement filed with the SEC in August 2003.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is made known to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation” and under the heading “Legal and regulatory proceedings and inquiries” in Note 7 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. These statements may address, among other things, our strategy for growth, catastrophe exposure management, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of The Allstate Corporation Annual Report on Form 10-K for 2005. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 - January 31, 2006	1,360,000	$53.4989	1,360,000	$1.5 billion
February 1, 2006 - February 28, 2006	3,052,778	$53.3467	3,052,600	$1.3 billion
March 1, 2006 - March 31, 2006	4,070,931	$53.7426	4,067,500	$1.1 billion
Total	8,483,709	$53.5611	8,480,100

(1)   February:  In accordance with the terms of its equity compensation plans, Allstate acquired 178 shares in satisfaction of withholding taxes due upon the exercise of stock options and the vesting of restricted stock held by employees and/or directors.

March:  In accordance with the terms of its equity compensation plans, Allstate acquired 3,431 shares in satisfaction of withholding taxes due upon the exercise of stock options and the vesting of restricted stock held by employees and/or directors.

(2)   On November 9, 2004, Allstate announced the approval of a new repurchase program for $4.00 billion, which is expected to be completed in 2006. Repurchases under the program are, from time to time, executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

Item 5. Other Information.

In order to remove extraneous and outdated information and to clarify the description of its securities, the registrant amends its General Form for Registration of Securities Pursuant to Section 12(b) of the Securities Exchange Act of 1934 on Form 10 (the “Registration”) by amending and restating Item 11 to read as follows:

INFORMATION REQUIRED IN REGISTRATION STATEMENT

Item 11.     Description of Registrant’s Securities to be Registered.

The Allstate Corporation is incorporated in the State of Delaware. The following description is qualified in its entirety by reference to the relevant provisions of Delaware law and Allstate’s restated certificate of incorporation and by-laws, which govern the rights of Allstate stockholders.

Authorized Capital Stock

As of March 31, 2006, the authorized capital stock of Allstate was 2,025,000,000 shares. Those shares consisted of:

•      25,000,000 shares of preferred stock, par value of $1.00 per share, none of which were issued and outstanding; and

•      2,000,000,000 shares of common stock, par value of $0.01, of which 900,000,000 were issued and 638,264,837 were outstanding.

Common Stock

Outstanding shares of Allstate common stock are listed on the New York Stock Exchange and the Chicago Stock Exchange under the ticker symbol “ALL.” Common stockholders may receive dividends as and when declared by the Allstate board of directors. Dividends may be paid in cash, stock or other form. In certain cases, common stockholders may not receive dividends until obligations of any preferred stockholders have been satisfied. All outstanding shares of common stock are fully paid and non-assessable. Each share of common stock is entitled to one vote in the election of directors and on other matters. Common stockholders are not entitled to preemptive or cumulative voting rights. Common stockholders will be notified of any stockholders’ meeting in accordance with applicable law. If Allstate liquidates, dissolves, or winds-up its business, common stockholders will share equally in the assets remaining after creditors and preferred stockholders are paid.

Preferred Stock

The following description of the terms of the preferred stock sets forth certain general terms and provisions of the Allstate authorized preferred stock.

The Allstate board of directors can, without approval of the stockholders, issue one or more series of preferred stock. The Allstate board can also determine the number of shares of each series and the rights, preferences and limitations of each series including the dividend rights, voting rights, conversion rights, redemption rights and any liquidation preferences of any wholly unissued series of preferred stock, the number of shares constituting each series and the terms and conditions of issue. In some cases, the issuance of preferred shares could delay a change in control of Allstate and make it harder to remove present management. Under certain circumstances, preferred stock could also restrict dividend payments to holders of common stock.

No series of preferred stock is currently authorized for issuance by the Allstate board.

Stockholder Voting Requirements

Directors are elected at a stockholders’ meeting if they receive a plurality of the votes present in person or represented by proxy. However, the Allstate board has adopted a “Majority Votes in Director Elections Policy” to address the consequences of an uncontested election in which any nominee receives a greater number of votes “withheld” from his or her election than votes “for” that election.

Except as otherwise provided in Allstate’s certificate of incorporation or in its by-laws or as required by law, all other matters can be approved by the affirmative vote of a majority of the shares represented at a meeting and entitled to vote on the matter.

Change in Control

Some provisions of Allstate’s certificate of incorporation and by-laws are designed to enhance or have the effect of enhancing the ability of the Allstate board of directors, and ultimately the stockholders, to negotiate with potential acquirers from a strong position and to protect stockholders against unfair or unequal treatment in an attempt to acquire Allstate. However, these provisions could have the effect of delaying, deferring or preventing a change in control of Allstate or could operate with respect to an extraordinary transaction such as a merger, reorganization, tender offer, sale or transfer of substantially all of Allstate’s assets or its liquidation. The following is a summary of those provisions.

•      Allstate’s by-laws may be amended only by resolution of a majority of the directors present at a meeting of the board at which a quorum is present or by the affirmative vote of the holders of not less than 66 2/3% of the total number of votes entitled to be cast generally in the election of directors.

•      Allstate’s by-laws require prior notice of any business that a stockholder intends to bring before an annual stockholders meeting.

•      Allstate’s by-laws do not allow stockholders to call special stockholder meetings. They provide that special meetings of stockholders may be called at any time by the chairman of the board and chief executive officer and shall be called by the chairman of the board and chief executive officer at the written request of a majority of the board of directors.

•      Stockholders may not act by written consent. All actions required or permitted to be taken by the stockholders must be taken only at an annual or special meeting of stockholders.

•      Except as may be otherwise provided by the terms of any class or series of preferred stock, a director may not be removed, with or without cause, except by the affirmative vote of the holders of not less than 66 2/3% of the total number of votes entitled to be cast in the election of directors.

•      Delaware law generally prohibits an interested stockholder (under Delaware law, a stockholder owning 15% or more of a public Delaware corporation’s outstanding voting stock) from engaging in business combinations involving the corporation during the three years after the date the person became an interested stockholder unless, among other things:

•      Prior to such date, the board of directors approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder;

•      Upon the completion of the transaction that resulted in the stockholder becoming an interested stockholder, the stockholder owned at least 85% of the voting stock outstanding at the time the transaction commenced; or

•      At or after such time, the business combination is approved by the board of directors and authorized at an annual or special meeting of stockholders by at least 66 2/3% of the outstanding voting stock that is not owned by the interested stockholder.

Such prohibition, however, does not apply if a stockholder becomes an interested stockholder inadvertently and as soon as practicable divests itself of ownership of sufficient shares so that the stockholder ceases to be an interested stockholder and, except for inadvertently becoming an interested stockholder, was not an interested stockholder in the three years prior to completion of the business combination.

These business combinations include mergers, consolidations, sales of assets and transactions benefiting the interested stockholder. Allstate has not opted out of these provisions of Delaware law.

Item 6. Exhibits

(a)           Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

May 3, 2006	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

4

Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 3, 2006, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certification

E-1