Form 10-Q
period 2006-06-30
ALLSTATE CORP
filed 2006-08-08
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Yes ☐               No ☒

As of July 31, 2006, the registrant had 629,506,014 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Revenues
Property-liability insurance premiums earned	$6,860	$6,736	$13,736	$13,420
Life and annuity premiums and contract charges	515	499	1,010	1,020
Net investment income	1,548	1,423	3,059	2,807
Realized capital gains and losses	(48)	133	151	249
	8,875	8,791	17,956	17,496

Costs and expenses
Property-liability insurance claims and claims expense	3,994	4,114	7,867	8,177
Life and annuity contract benefits	374	403	747	814
Interest credited to contractholder funds	652	585	1,272	1,176
Amortization of deferred policy acquisition costs	1,223	1,201	2,362	2,397
Operating costs and expenses	747	753	1,526	1,553
Restructuring and related charges	12	8	119	26
Interest expense	90	82	171	166
	7,092	7,146	14,064	14,309

Loss on disposition of operations	(35)	(4)	(88)	(8)

Income from operations before income tax expense	1,748	1,641	3,804	3,179

Income tax expense	541	492	1,182	907

Net income	$1,207	$1,149	$2,622	$2,272

Earnings per share:

Net income per share - Basic	$1.91	$1.72	$4.11	$3.38

Weighted average shares - Basic	634.1	666.5	638.6	672.1

Net income per share - Diluted	$1.89	$1.71	$4.08	$3.35

Weighted average shares - Diluted	638.5	672.6	642.9	677.8

Cash dividends declared per share	$0.35	$0.32	$0.70	$0.64

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
(in millions, except par value data)	2006	2005
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $95,287 and $94,777)	$95,935	$98,065
Equity securities, at fair value (cost $5,609 and $4,873)	6,864	6,164
Mortgage loans	9,205	8,748
Short-term	4,429	3,470
Other	2,083	1,850
Total investments	118,516	118,297

Cash	466	313
Premium installment receivables, net	4,844	4,739
Deferred policy acquisition costs	5,759	5,802
Reinsurance recoverables, net	6,004	5,180
Accrued investment income	1,071	1,074
Property and equipment, net	1,043	1,040
Goodwill	825	825
Other assets	3,194	3,567
Separate Accounts	15,372	15,235
Total assets	$157,094	$156,072

Liabilities
Reserve for property-liability insurance claims and claims expense	$19,492	$22,117
Reserve for life-contingent contract benefits	12,151	12,482
Contractholder funds	62,008	60,040
Unearned premiums	10,329	10,294
Claim payments outstanding	825	1,263
Other liabilities and accrued expenses	10,781	8,804
Deferred income taxes	—	351
Short-term debt	—	413
Long-term debt	5,531	4,887
Separate Accounts	15,372	15,235
Total liabilities	136,489	135,886

Commitments and Contingent Liabilities (Note 7)

Shareholders’ Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 631 million and 646 million shares outstanding	9	9
Additional capital paid-in	2,879	2,798
Retained income	27,138	24,962
Deferred ESOP expense	(84)	(90)
Treasury stock, at cost (269 million and 254 million shares)	(10,438)	(9,575)

Accumulated other comprehensive income:
Unrealized net capital gains and losses	1,093	2,090
Unrealized foreign currency translation adjustments	38	22
Minimum pension liability adjustment	(30)	(30)
Total accumulated other comprehensive income	1,101	2,082
Total shareholders’ equity	20,605	20,186
Total liabilities and shareholders’ equity	$157,094	$156,072

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in millions)	2006	2005
	(Unaudited)

Cash flows from operating activities
Net income	$2,622	$2,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(94)	(29)
Realized capital gains and losses	(151)	(249)
Loss on disposition of operations	88	8
Interest credited to contractholder funds	1,272	1,176
Changes in:
Policy benefits and other insurance reserves	(2,727)	(433)
Unearned premiums	21	157
Deferred policy acquisition costs	(122)	(85)
Premium installment receivables, net	(99)	(130)
Reinsurance recoverables, net	813	76
Income taxes payable	715	137
Other operating assets and liabilities	(271)	268
Net cash provided by operating activities	2,067	3,168

Cash flows from investing activities
Proceeds from sales
Fixed income securities	13,481	10,260
Equity securities	2,939	2,181
Investment collections
Fixed income securities	2,367	2,951
Mortgage loans	802	592
Investment purchases
Fixed income securities	(16,192)	(17,021)
Equity securities	(3,356)	(2,135)
Mortgage loans	(1,273)	(919)
Change in short-term investments, net	260	276
Change in other investments, net	—	(34)
Disposition of operations	(812)	(2)
Purchases of property and equipment, net	(113)	(130)
Net cash used in investing activities	(1,897)	(3,981)

Cash flows from financing activities
Change in short-term debt, net	(413)	(34)
Proceeds from issuance of long-term debt	644	789
Repayment of long-term debt	(13)	(913)
Contractholder fund deposits	5,849	6,828
Contractholder fund withdrawals	(4,909)	(4,161)
Dividends paid	(432)	(408)
Treasury stock purchases	(946)	(1,513)
Other	203	176
Net cash (used in) provided by financing activities	(17)	764

Net increase (decrease) in cash	153	(49)
Cash at beginning of period	313	414
Cash at end of period	$466	$365

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

The condensed consolidated financial statements and notes as of June 30, 2006, and for the three-month and six-month periods ended June 30, 2006 and 2005 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2006 presentation, certain amounts in the prior year condensed consolidated financial statements and notes have been reclassified.

Adopted accounting standards

Financial Accounting Standards Board Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments  (“FSP FAS 115-1”)

The Company adopted Financial Accounting Standards Board (“FASB”) FSP FAS 115-1 as of January 1, 2006.  FSP FAS 115-1 nullifies the guidance in paragraphs 10-18 of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and references existing other-than-temporary impairment guidance.  FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for income recognition on an impaired debt security.  The adoption of FSP FAS 115-1 was required on a prospective basis and did not have a material effect on the results of operations or financial position of the Company.

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS No.  154”)

The Company adopted SFAS No. 154 on January 1, 2006.  SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated.  The Company had no accounting changes or error corrections affected by the new standard.

SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”)

On January 1, 2006, the Company adopted SFAS No. 123R, which revises SFAS No. 123 “Accounting for Stock-based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”.  SFAS No. 123R requires all share-based payment transactions to be accounted for using a fair value based method to recognize the cost of awards over the period in which the requisite service is rendered.  The Company used the modified prospective application method for adoption, and therefore the prior year results have not been restated.  As a result, 2006 compensation expense includes amounts related to options granted in 2002, since the Company utilizes a four year vesting schedule and previously adopted the expense provisions of SFAS No. 123 for awards granted or modified subsequent to January 1, 2003.  The effect of adoption was not material.  See Note 9 for further information.

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

Pending accounting standards

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”)

 In October 2005, the AICPA issued SOP 05-1.   SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”.  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract.  The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006.  The Company is currently assessing the impact of the SOP on its results of operations and financial position.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”)

In February 2006, the FASB issued SFAS No. 155, which, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation.  At the date of initial adoption, the Company must decide whether or not to remeasure its hybrid financial instruments in accordance with SFAS No. 155 or retain its current accounting under SFAS No. 133.  All securities acquired on or after January 1, 2007 must be accounted for in accordance with the new guidance.  The Company expects to adopt SFAS No. 155 as of January 1, 2007, and has not yet determined if it will utilize the option to fair value hybrid contracts owned at the date of adoption and subject to SFAS No. 133.

Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”)

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 requires an entity to recognize the benefit of tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities.  The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities.   FIN 48 is effective for fiscal years beginning after December 15, 2006.  FIN 48 is not expected to have a material effect on the results of operations or financial position of the Company.

2.              Earnings per share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share is computed based on weighted average number of common and dilutive potential common shares outstanding.  For Allstate, dilutive potential common shares consist of outstanding stock options and unvested restricted stock units.

The computation of basic and diluted earnings per share are presented in the following table.

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2006	2005	2006	2005
Numerator
Net income	$1,207	$1,149	$2,622	$2,272
Denominator:
Weighted average common shares outstanding	634.1	666.5	638.6	672.1
Effect of potential dilutive securities:
Stock options	3.0	5.6	3.0	5.3
Unvested restricted stock units	1.4	0.5	1.3	0.4
Weighted average common and dilutive potential common shares outstanding	638.5	672.6	642.9	677.8
Earnings per share—Basic:	$1.91	$1.72	$4.11	$3.38
Earnings per share—Diluted:	$1.89	$1.71	$4.08	$3.35

Options to purchase 8.7 million and 0.2 million Allstate common shares, with exercise prices ranging from $50.79 to $61.90 and $57.29 to $60.38, were outstanding at June 30, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share for the three-month periods.  Options to purchase 6.3 million and 0.3 million Allstate common shares, with exercise prices ranging from $50.79 to $61.90 and $55.01 to $60.38, were outstanding at June 30, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share for the six-month periods.   These options were excluded either because their exercise prices exceeded the average market price of Allstate common shares during the period or because the unrecognized compensation cost on the options would have an anti-dilutive effect.

3.              Supplemental Cash Flow Information

Non-cash investment exchanges and modifications, which primarily reflect refinancing of fixed income securities and mergers completed with equity securities, totaled $55 million and $20 million for the six-month periods ended June 30, 2006 and 2005, respectively.

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

	Six months ended June 30,
(in millions)	2006	2005

Net change in fixed income securities	$(125)	$(1,116)
Net change in short-term investments	(1,108)	462
Operating cash flow used	$(1,233)	$(654)

Liabilities for collateral and security repurchase, beginning of year	$(4,102)	$(4,854)
Liabilities for collateral and security repurchase, end of period	(5,335)	(5,508)
Operating cash flow provided	$1,233	$654

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

Management believes that the reserve for property-liability claims and claims expense, net of reinsurance recoverables, at June 30, 2006 is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by that date based on available facts, technology, laws and regulations.

5.              Reinsurance

Property-liability insurance premiums earned and life and annuity premiums and contract charges have been reduced by the reinsurance premium ceded amounts shown in the following table.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2006	2005	2006	2005

Property-liability insurance premiums earned	$256	$155	$436	$278
Life and annuity premiums and contract charges	178	172	339	340

Property-liability insurance claims and claims expense and life and annuity contract benefits have been reduced by the reinsurance recovery amounts shown in the following table.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2006	2005	2006	2005
Property-liability insurance claims and claims expense	$(64)	$157	$283	$367
Life and annuity contract benefits	148	129	263	294

Property-liability

The Company entered into the following reinsurance agreements effective June 1, 2006:  aggregate excess of loss agreement that covers storms named or numbered by the National Weather Service, earthquakes, and fires following earthquakes for personal lines auto and property business countrywide except for Florida; New Jersey excess of loss agreement that covers personal property catastrophe losses in excess of the New Jersey multi-year agreement  entered into in 2005; South-East agreement that covers personal property excess catastrophe losses for storms named or numbered by the National Weather Service in 10 Atlantic and Gulf states and the District of Columbia; and four reinsurance agreements entered into by Allstate Floridian Insurance Company (“AFIC”), a subsidiary of the Company, for personal property excess catastrophe losses in Florida.  The Company also entered into a California Fire Following agreement, effective February 1, 2006, that covers personal property excess catastrophe losses in California for fires following earthquakes.  In addition, the Company has multi-year reinsurance treaties, effective June 1, 2005, that cover excess catastrophe losses in Connecticut, New Jersey, New York, and Texas.  The Company also has an excess of loss agreement, effective June 1, 2005, that covers excess catastrophe losses in Florida.  On May 31, 2006, the Company terminated the multi-year treaties, effective June 1, 2005, in North Carolina and South Carolina.

AFIC entered into a 100% quota share reinsurance agreement, effective April 1, 2006, with Royal Palm Insurance Company (“Royal Palm”) on selected personal property policies written in Florida.  AFIC plans to no longer offer coverage on these policies after their contract terms expire. Any qualifying recoveries from the Florida Hurricane Catastrophe Fund (“FHCF”) and the existing excess of loss agreement will be shared with Royal Palm under this agreement.   In the second quarter, the Company ceded $63 million of unearned premiums on the policies subject to the agreement at April 1, 2006 and recorded the related transfer of cash in cash flows from operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.  AFIC also ceded $30 million, $29 million and $6 million of premiums written, premiums earned and claims and claims expense, respectively, in the three-month period ended June 30, 2006.

Life and annuity

On June 1, 2006, the Company and its subsidiaries, ALIC and Allstate Life Insurance Company of New York (“ALNY”), completed the disposal of substantially all of Allstate Financial’s variable annuity business pursuant to a definitive agreement (the “Agreement”) with Prudential Financial, Inc. and its subsidiary, The Prudential Insurance Company of America (collectively “Prudential”), which was entered into on March 8, 2006.  The disposal was effected through a combination of coinsurance and modified coinsurance reinsurance agreements (the “Reinsurance Agreements”).

As a result of the modified coinsurance reinsurance, the separate account assets remain on the Company’s Condensed Consolidated Statements of Financial Position, but the related results of operations are fully reinsured to Prudential beginning on June 1, 2006 and presented net of reinsurance on the Condensed Consolidated Statements of Operations.  In contrast, $1.36 billion of assets supporting general account liabilities have been transferred to Prudential, net of consideration, under the coinsurance reinsurance provisions.  The general account liabilities, however, remain on the Condensed Consolidated Statements of Financial Position with a corresponding reinsurance recoverable and the results of operations are presented net of reinsurance.  For purposes of presentation in the Condensed Consolidated Statements of Cash Flows, the Company treated the reinsurance of substantially all the variable annuity business of ALIC and ALNY to Prudential as a disposition of operations, consistent with the substance of the transaction which was the disposition of a block of business accomplished through reinsurance. Accordingly, the net consideration transferred to Prudential, $731 million (computed as $1.36 billion of general account insurance liabilities transferred to Prudential on the closing date less consideration of $628 million), the cost of hedging the ceding commission received from Prudential, $69 million, pretax, and the costs of executing the transaction, $12 million, pretax, were classified as a disposition of operations in the cash flows from investing activities section of the Condensed Consolidated Statements of Cash Flows. The Reinsurance Agreements do not extinguish the Company’s primary liability under the variable annuity contracts.

Under the Agreement, the Company, ALIC and ALNY have indemnified Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of ALIC and ALNY and liabilities specifically excluded from the transaction) that ALIC and ALNY have agreed to retain.  In addition, the Company, ALIC and ALNY will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of ALIC, ALNY and their agents, including in connection with ALIC’s and ALNY’s provision of transition services.

 The terms of the Agreement give Prudential the right to be the exclusive provider of its variable annuity products through the Allstate proprietary agency force for three years and a non-exclusive preferred provider for the following two years.  During a transition period, ALIC and ALNY will continue to issue new variable annuity contracts, accept additional deposits on existing business from existing contractholders on behalf of Prudential and, for a period of twenty-four months or less, service the reinsured business while Prudential prepares for the migration of the business onto its servicing platform.

The final market-adjusted consideration was $628 million.  The disposal resulted in a gain of $88 million pretax for ALIC, which was deferred as a result of the disposition being executed through reinsurance. The deferred gain, which is included as a component of other liabilities and accrued expenses on the Condensed Consolidated Statements of Financial Position, will be amortized to loss on dispositions of operations on the Condensed Consolidated Statements of Operations over the life of the reinsured business which is estimated to be approximately 18 years.  For ALNY, the transaction resulted in a loss of $6 million pretax, which was recognized in the second quarter.  ALNY’s reinsurance loss and other amounts related to the disposal of the business, including the initial costs and final market value settlements of the derivatives acquired by ALIC to economically hedge substantially all of the exposure related to market adjustments between the effective date of the Agreement and the closing of the transaction, transactional expenses incurred and amortization of ALIC’s deferred reinsurance gain, were included as a component of loss on disposition of operations on the Condensed Consolidated Statements of Operations and amounted to $24 million and $59 million, after-tax, in the second quarter and first six months of 2006, respectively.  DAC and DSI were reduced by $726 million and $70 million, respectively, for balances related to the variable annuity business subject to the Reinsurance Agreements.

In the five-months of 2006, prior to the disposition of substantially all of the variable annuity business, ALIC’s and ALNY’s variable annuity business generated approximately $127 million in contract charges.  Life and annuity premiums and contract charges, contract benefits, interest credited to contractholder funds and operating costs and expenses ceded in June of 2006 pursuant to the Reinsurance Agreements were $22 million, $5 million, $5 million and $10 million, respectively.  Further, general account liabilities of $1.63 billion as of June 30, 2006 were ceded to Prudential pursuant to the coinsurance reinsurance provisions.

The separate account balances related to the modified coinsurance reinsurance were $14.35 billion as of June 30, 2006.  Separate account balances totaling approximately $1.02 billion at June 30, 2006 related to the variable life business, and three affiliated companies that the Company plans to sell continue to be retained by ALIC.  In 2005,

ALIC’s and ALNY’s variable annuity business generated approximately $278 million in contract charges.  The separate account balances were $14.23 billion and general account balances were $1.81 billion as of December 31, 2005.

6.              Company Restructuring

The Company undertakes various programs to reduce expenses.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and a non-cash charge resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program.  The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $12 million and $8 million for the three-month periods ended June 30, 2006 and 2005, respectively, and $119 million and $26 million for the six-month periods ended June 30, 2006 and 2005, respectively.

Restructuring and related charges include $5 million and $106 million for the three-month and six-month periods ended June 30, 2006 related to the Company’s voluntary termination offer (“VTO”) and reduction in force. The VTO included severance, which was recorded as a restructuring liability. The VTO also included one-time termination benefits for accelerated vesting of stock-based incentive compensation and eligibility for postretirement benefits, which were expensed as incurred. It was offered to most employees located at the Company’s headquarters during the first quarter and was completed during the second quarter of 2006.

The following table illustrates the changes in the restructuring liability during the six-month period ended June 30, 2006:

(in millions)	Employee costs	Exit costs	Total liability
VTO Program
Balance at the beginning of the year	$—	$—	$—
Expense incurred	97	—	97
Payments applied against liability	(93)	—	(93)
Balance at the end of the period	4	—	4
Other Programs
Balance at the beginning of the year	7	3	10
Expense incurred	1	—	1
Payments applied against liability	(1)	(1)	(2)
Balance at the end of the period	7	2	9
Total	$11	$2	$13

The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.

7.              Guarantees and Contingent Liabilities

State facility assessments

AFIC and its subsidiaries are subject to assessments from Citizens Property Insurance Corporation in the state of Florida (“FL Citizens”), which was created to provide insurance to property owners unable to obtain coverage in the private insurance market.  FL Citizens, at the discretion and direction of its Board of Governors (“FL Citizens Board”), can levy a regular assessment on participating companies for a deficit in any calendar year up to a maximum of the greater of 10% of the deficit or 10% of Florida property premiums industry-wide for the prior year.  An insurer may recoup a regular assessment through a surcharge to policyholders.  In order to recoup its FL Citizens regular assessment, an insurer must file for a policy surcharge with the Florida Office of Insurance Regulation (“FL OIR”) at least fifteen days prior to imposing the surcharge on policies.  If a deficit remains after the regular assessment, FL Citizens can also fund any remaining deficit through emergency assessments in the current and subsequent years.  Companies are required to collect the emergency assessments directly from residential property

policyholders and remit to FL Citizens as collected.   In addition, FL Citizens may issue bonds to further fund a deficit.    Participating companies are obligated to purchase any unsold bonds issued by FL Citizens.

FL Citizens reported losses from Hurricane Wilma in 2005, which followed a deficit for the 2004 plan year.  The FL Citizens Board met at the end of May 2006 and certified the 2005 FL Citizens deficit at $1.73 billion of which $920 million was to be funded through a regular assessment. The remainder of the  deficit and the continuing growth of Citizens will be funded by the issuance of $3.1 billion in bonds which was also approved by the FL Citizens Board in May 2006. Should the actions taken by Citizens not produce adequate cash flow to cover the debt, the Company would be subject to an emergency assessment.  In the second quarter of 2006, the Company reduced its expected assessment from FL Citizens by $57 million to $26 million based on recent communications made by the FL Citizens Board and other government officials.  The Company had previously accrued $83 million, including a $6 million increase to the accrual in the first quarter of 2006, based on previous communications that indicated a future assessment was both probable and could be reasonably estimated.  The Company estimates that the recoupment from policyholders will be approximately $23 million which will be recognized as billed.

AFIC sells and services Allstate’s Florida residential property policies.  AFIC has access to reimbursements on certain qualifying Florida hurricane losses from the FHCF, and has exposure to assessments and pays annual premiums to the FHCF for this reimbursement protection.  The FHCF has the authority to issue bonds to pay its obligations to participating insurers in excess of its capital balances, which are funded by emergency assessments on all property and casualty premiums in the state, except workers’ compensation, medical malpractice, accident and health insurance and polices written under the National Flood Insurance Program. The FHCF emergency assessments are limited to 6% of premiums per year beginning the first year in which reimbursements require bonding, and up to a total of 10% of premiums per year for emergency assessments in the second and subsequent years, if required to fund additional bonding.   In June 2006, the FL OIR ordered an emergency assessment of 1% of premiums collected, which will commence on January 1, 2007.  Upon the order of the FL OIR, companies are required to collect the FHCF emergency assessments directly from policyholders and remit them to the FHCF as they are collected.

Facilities such as FL Citizens and the FHCF are generally designed so that the ultimate cost is borne by policyholders, however, the exposure to assessments and the availability of recoupments or premium rate increases from these facilities may not offset each other in the Company’s financial statements. Moreover, even if they do offset each other, they may not offset each other in financial statements for the same fiscal period due to the ultimate timing of the assessments and recoupments or premium rate increases, as well as the possibility of policies not being renewed in subsequent years.

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

Guarantees

The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective June 30, 2006, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $17 million at June 30, 2006.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that range from less than one year to three years.  Historically, the Company has not made any material payments pursuant to these guarantees.

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $246 million at June 30, 2006.  The obligations associated with these fixed income securities expire at various times during the next seven years.

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

The aggregate liability balance related to all guarantees was not material as of June 30, 2006.

Regulation

The Company is subject to changing social, economic and regulatory conditions.  From time to time, regulatory authorities or legislative bodies seek to influence and restrict premium rates, require premium refunds to policyholders, restrict the ability of insurers to cancel or non-renew policies, limit insurers’ ability to change coverage terms or to impose underwriting standards, impose additional regulations regarding agent and broker compensation and otherwise expand overall regulation of insurance products and the insurance industry.  The ultimate changes and eventual effects of these initiatives on the Company’s business, if any, are uncertain.

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

Proceedings

There are two multi-state certified class action lawsuits pending against Allstate in state courts alleging that its failure to pay “inherent diminished value” to insureds under the collision, comprehensive, or uninsured motorist property damage liability provisions of auto policies constitutes breach of contract and fraud.  Plaintiffs define “inherent diminished value” as the difference between the market value of the insured automobile before an accident and the market value after repair.  Plaintiffs allege that they are entitled to the payment of inherent diminished value under the terms of the policy.  To a large degree, these lawsuits mirror similar lawsuits filed against other carriers in the industry.  A trial in the case involving collision and comprehensive coverage concluded on April 29, 2004, with a jury verdict in favor of the Company.  The plaintiffs filed an appeal from the judgment, and on June 1, 2006, the judgment for Allstate was affirmed by the appellate court.  The plaintiffs requested a reconsideration of this ruling, which was denied by the court.  In the other case, which involves uninsured motorist property damage coverage, the appellate court granted the Company’s petition for review of the order of certification, and has affirmed the certification.  The Company has filed a petition to appeal to the Washington Supreme Court and is awaiting a ruling.  The Company has been vigorously defending these lawsuits and, since 1998, has been implementing policy language in more than 40 states reaffirming that its collision and comprehensive coverages do not include diminished value claims.  The outcome of these disputes remains uncertain.

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

The Company has received preliminary approval of a settlement in a putative nationwide class action that alleged that the Company discriminates against non-Caucasian policyholders through underwriting and rate-making practices, including the use of credit information.  The Company is also defending a putative statewide class action in federal court challenging its use of credit information under certain state insurance statutes.  These plaintiffs seek monetary and equitable relief, including actual and punitive damages and injunctive relief.  The Company denies these allegations and has been vigorously defending this lawsuit.  The outcome of this dispute is currently uncertain.

The Company is defending a number of matters filed in the aftermath of Hurricanes Katrina and Rita, including several statewide putative class action lawsuits pending in Louisiana and Texas.  In one matter, the Mississippi Attorney General filed a suit asserting that the flood exclusion found in Allstate’s and other insurance companies’ policies is either ambiguous, unenforceable as unconscionable or contrary to public policy, or inapplicable to the damage suffered in the wake of Hurricane Katrina. These suits seek primarily declaratory relief, and in some cases, actual and punitive damages in an unspecified amount. Additionally, the Louisiana Attorney General is seeking a declaration that two recently enacted state laws are constitutionally valid and enforceable. These state laws extend the contractual period to file claims or file suit for losses arising out of the hurricanes by one additional year to a total of two years. Allstate and other insurers are disputing the Louisiana Attorney General’s position.  The matters described in this paragraph are in various stages of development and Allstate intends to vigorously defend them.  The outcome of these disputes is currently uncertain.

Allstate is defending various lawsuits involving worker classification issues.  These lawsuits include a putative class action and several certified class actions challenging the overtime exemption claimed by the Company under the Fair Labor Standards Act or state wage and hour laws.  In these cases, plaintiffs seek monetary relief, such as penalties and liquidated damages, and non-monetary relief, such as injunctive relief and an accounting.  These class actions mirror similar lawsuits filed against other carriers in the industry and other employers.  Allstate is continuing to vigorously defend its worker classification lawsuits.  The outcome of these disputes is currently uncertain.

The Company is defending certain matters relating to the Company’s agency program reorganization announced in 1999.  These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws, a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations, and a lawsuit filed in October 2004 by the EEOC alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization. The Company is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization.  These plaintiffs have asserted breach of contract and ERISA claims and are seeking actual damages including benefits under Allstate employee benefit plans and payments provided in connection with the reorganization, as well as punitive damages.  In late March 2004, in the first EEOC lawsuit and class action lawsuit, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to Allstate “any and all benefits received by the [agent] in exchange for signing the release.”  The court also “concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order.  The case otherwise remains pending.  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue.  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in April 2005.  In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  Allstate has been vigorously defending these lawsuits and other matters related to its agency program reorganization.  In addition, Allstate has been defending certain matters relating to its life agency program reorganization announced in 2000.  These matters have been the subject of an investigation by the EEOC with respect to allegations of age discrimination and retaliation. A conciliation agreement relating to certain of these matters has been entered into between Allstate and the EEOC.  The outcome of these disputes is currently uncertain.

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

The Company is defending its homeowners insurance rates and discount programs in administrative actions filed by the Texas Department of Insurance.  The Department is focusing, as they have with other insurers, on the reasonableness of the Company’s rates for the risks to which they apply.  On July 13, 2005, the Administrative Law Judge granted partial summary disposition in the Company’s favor on almost all of the Department’s claims regarding the Company’s discount program.  In the rate proceeding, on May 22, 2006 following an administrative hearing, the Commissioner of Insurance ordered the Company to reduce its homeowners rates by 5% and to pay refunds on the difference plus interest back to December 30, 2004, for which the Company has been accruing.  The Company is contemplating an appeal of this rate decision.

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

Asbestos and environmental

Allstate’s reserves for asbestos claims were $1.32 billion and $1.37 billion, net of reinsurance recoverables of $780 million and $831 million, at June 30, 2006 and December 31, 2005, respectively.  Reserves for environmental claims were $197 million and $205 million, net of reinsurance recoverables of  $45 million and $47 million, at June 30, 2006 and December 31, 2005, respectively.  Approximately 66% and 68% of the total net asbestos and environmental reserves at June 30, 2006 and December 31, 2005, respectively, were for incurred but not reported estimated losses.

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

8.              Components of Net Periodic Pension and Postretirement Benefit Costs

The components of net periodic cost for the Company’s pension and postretirement benefit plans are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2006	2005	2006	2005

Pension benefits
Service cost (1)	$47	$47	$93	$110
Interest cost	76	70	152	141
Expected return on plan assets	(81)	(78)	(161)	(156)
Amortization of:
Prior service costs	—	—	(1)	(1)
Net loss	35	33	71	66
Settlement loss	7	9	13	18
Net periodic pension cost	$84	$81	$167	$178

Postretirement benefits
Service cost (1)	7	7	13	19
Interest cost	17	16	34	33
Amortization of:
Prior service costs	(1)	(1)	(1)	(1)
Net loss	1	—	1	4
Special termination benefit	—	—	3	—
Net periodic postretirement cost	$24	$22	$50	$55

(1)          In the six-months ended June 30, 2005, the Company recognized $19 million and $4 million pretax for pension and postretirement benefits, respectively, related to a non-recurring increase in liability for future benefits of a discontinued benefit plan.

9.              Equity Incentive Plans

The Company currently has two equity incentive plans that permit it to grant nonqualified stock options, incentive stock options, restricted or unrestricted shares of the Company’s stock and restricted stock units to certain employees and directors of the Company.  The total compensation expense related to these equity awards was $23 million and $24 million with income tax benefits of $8 million and $8 million for the three-month periods ended June 30, 2006 and 2005, respectively.  For the six-month periods ended June 30, 2006 and 2005, the total compensation expense related to these equity awards was $66 million and $50 million, respectively, with income tax benefits of $22 million and $18 million.   Total cash received from the exercise of options was $117 million with a tax benefit realized of $28 million during the six months ended June 30, 2006.

The Company records compensation expense related to awards under these plans over the vesting period of each grant.  The Company records compensation expense for employees eligible for continued vesting upon retirement over the vesting period to the date that the employee is eligible for retirement.  As of June 30, 2006, total unrecognized compensation cost related to all nonvested awards was $138 million, which is expected to be recognized over the weighted average vesting period of 2.44  years.

Options are granted under the plans at exercise prices equal to the fair value of the Company’s common stock on the applicable grant date. The options granted under the Allstate plans generally vest ratably over a four-year period. The options granted may be exercised once vested and will expire ten years after the date of grant. Restricted stock and restricted stock units generally unrestrict in full on the fourth anniversary of the grant date. The awards are subject to forfeiture upon termination. For terminations due to retirement, shares continue to unrestrict as provided for in the original grant. As disclosed in Note 6, the Company accelerated the vesting of stock-based incentive compensation as a one-time benefit for employees electing its VTO program.

A maximum of 86.2 million shares of common stock will be subject to awards under the plans, subject to adjustment in accordance with the plans’ terms. At June 30, 2006, 22.8 million shares were reserved and remained available for future issuance under these plans. The Company uses its treasury shares for these issuances.

The fair value of each option grant is estimated on the date of grant using the binomial lattice model for the 2006 and 2005 grants, and the Black-Scholes pricing model for prior years’ grants. The Company uses historical data to estimate option exercise and employee termination within the valuation model. In addition, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the binominal lattice model and represents the period of time that options granted are expected to be outstanding. The expected volatility of fair value is implied based on traded options and historical volatility of the Company’s common stock. The expected dividends are based on the current dividend yield of the Company’s stock as of the date of the grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used are shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Weighted average expected term	8.84 years	7.49 years	7.11 years	7.45 years
Expected volatility	18.29-30.00%	12.78-30.00%	18.29-30.00%	12.78-30.00%
Weighted-average volatility	27.87%	25.58%	28.14%	27.67%
Expected dividends	2.53%	2.19%	2.60%	2.42%
Risk-free rate	4.58-5.11%	2.26-4.38%	4.33-5.11%	2.26-4.38%

A summary of option activity for the six months ended June 30, 2006 is shown in the following table.

	Number (in 000s)	Weighted average exercise price	Aggregate intrinsic value (in 000s)	Weighted average remaining contractual term
Outstanding at January 1, 2006	24,508	$39.90
Granted	4,931	53.85
Exercised	(2,157)	35.89
Forfeited	(336)	49.57
Expired	(7)	40.98
Outstanding at June 30, 2006:	26,939	$42.66	$323,807	$6.3 years
Outstanding, net of expected forfeitures	26,097	$42.66	$313,686	$6.3 years
Outstanding, exercisable (“vested”)	16,414	$37.77	$277,561	$5.3 years

The weighted average grant date fair value of options units granted were $17.48 and $15.28 during the three-month periods ended June 30, 2006 and 2005, respectively, and were $15.25 and $14.70 during the six-month periods ended June 30, 2006 and 2005, respectively. The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $31 million and $65 million during the three-month periods ended June 30, 2006 and 2005, respectively, and was $41 million and $120 million during the six-month periods ended June 30, 2006 and 2005, respectively. The total fair value of options vested was $0.8 million and $18 million during the three-month periods ended June 30, 2006 and 2005, respectively, and was $60 million and $77 million during the six-month periods ended June 30, 2006 and 2005, respectively.

For the six months ended June 30, 2006, the changes in restricted stock and restricted stock units are shown in the following table.

	Number (in 000s)	Weighted average grant date fair value
Nonvested at January 1, 2006	2,186	$41.02
Granted	879	53.84
Vested	(134)	40.99
Forfeited	(57)	48.14
Nonvested at June 30, 2006	2,874	44.80

The fair value of restricted stock and restricted stock units is based on the market value of the Company’s stock as of the date of the grant. The weighted average grant date fair value of restricted stock and restricted stock units granted was $58.19 during the three-month period ended June 30, 2005 and were $53.84 and $52.89 during the six-month periods ended June 30, 2006 and 2005, respectively. There were no grants of restricted stock and restricted stock units during the three-month period ended June 30, 2006. The total fair value of restricted stock and restricted stock units vested was $6.7 million and $0.1 million during the three-month periods ended June 30, 2006 and 2005, respectively and was $7.3 million and $0.3 million during the six-month periods ended June 30, 2006 and 2005, respectively.

The following table illustrates the effect on net income and earnings per share as if SFAS No. 123 had been applied to all outstanding and unvested options during 2005.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income, as reported	$1,149	$2,272
Add: Employee stock option expense included in net income, after-tax	7	17
Deduct: Total employee stock option expense determined under fair value based method for all awards, after-tax	(10)	(24)
Pro forma net income	$1,146	$2,265

Earnings per share—Basic:
As reported	$1.72	$3.38
Pro forma	1.72	3.37

Earnings per share—Diluted:
As reported	$1.71	$3.35
Pro forma	1.70	3.34

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

10.       Business Segments

Summarized revenue data for each of the Company’s business segments are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2006	2005	2006	2005
Revenues
Property-Liability
Property-liability insurance premiums earned
Standard auto	$4,170	$4,040	$8,299	$8,032
Non-standard auto	395	448	800	907
Auto	4,565	4,488	9,099	8,939
Homeowners	1,610	1,579	3,254	3,143
Other	684	672	1,381	1,339
Allstate Protection	6,859	6,739	13,734	13,421
Discontinued Lines and Coverages	1	(3)	2	(1)
Total property-liability insurance premiums earned	6,860	6,736	13,736	13,420
Net investment income	461	443	927	879
Realized capital gains and losses	43	109	267	222
Total Property-Liability	7,364	7,288	14,930	14,521

Allstate Financial
Life and annuity premiums and contract charges
Traditional life	75	64	139	136
Immediate annuities with life contingencies	69	50	118	123
Accident and health and other	81	108	163	212
Total life and annuity premiums	225	222	420	471
Interest-sensitive life	210	195	417	385
Fixed annuities	19	16	36	33
Variable annuities	61	66	137	131
Total contract charges	290	277	590	549
Total life and annuity premiums and contract charges	515	499	1,010	1,020
Net investment income	1,048	946	2,052	1,864
Realized capital gains and losses	(80)	24	(108)	25
Total Allstate Financial	1,483	1,469	2,954	2,909

Corporate and Other
Service fees	3	2	5	4
Net investment income	39	34	80	64
Realized capital gains and losses	(11)	—	(8)	2
Total Corporate and Other before reclassification of service fees	31	36	77	70
Reclassification of service fees (1)	(3)	(2)	(5)	(4)
Total Corporate and Other	28	34	72	66
Consolidated Revenues	$8,875	$8,791	$17,956	$17,496

(1)       For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2006	2005	2006	2005
Net income
Property-Liability
Underwriting income
Allstate Protection	$1,207	$1,019	$2,456	$2,009
Discontinued Lines and Coverages	(8)	(25)	(15)	(34)
Total underwriting income	1,199	994	2,441	1,975
Net investment income	461	443	927	879
Income tax expense on operations	(525)	(435)	(1,057)	(833)
Realized capital gains and losses, after-tax	30	71	175	149
Loss on disposition of operations, after-tax	(1)	—	(1)	—
Property-Liability net income	1,164	1,073	2,485	2,170

Allstate Financial
Life and annuity premiums and contract charges	515	499	1,010	1,020
Net investment income	1,048	946	2,052	1,864
Periodic settlements and accruals on non-hedge derivative financial instruments	14	16	30	35
Contract benefits and interest credited to contractholder funds	(1,025)	(981)	(2,021)	(1,958)
Operating costs and expenses and amortization of deferred policy acquisition costs	(309)	(274)	(596)	(549)
Restructuring and related charges	(3)	—	(19)	—
Income tax expense on operations	(80)	(69)	(152)	(126)
Operating income	160	137	304	286
Realized capital gains and losses, after-tax	(52)	15	(70)	16
Deferred policy acquisition costs and deferred sales inducements amortization relating to realized capital gains and losses, after-tax	(3)	(43)	24	(104)
Non-recurring increase in liability for future benefits, after-tax (1)	—	—	—	(22)
Reclassification of periodic settlements and accruals on non-hedge financial instruments, after-tax	(9)	(10)	(19)	(22)
Loss on disposition of operations, after-tax	(23)	(2)	(58)	(4)
Allstate Financial net income	73	97	181	150

Corporate and Other
Service fees (2)	3	2	5	4
Net investment income	39	34	80	64
Operating costs and expenses	(93)	(85)	(175)	(173)
Restructuring and related charges	—	—	(1)	—
Income tax benefit on operations	28	27	52	55
Operating loss	(23)	(22)	(39)	(50)
Realized capital gains and losses, after-tax	(7)	1	(5)	2
Corporate and Other net loss	(30)	(21)	(44)	(48)
Consolidated net income	$1,207	$1,149	$2,622	$2,272

(1)       The non-recurring increase in liability for future benefits is for a discontinued plan (see Note 8 for impact to pension and postretirement benefits).

(2)       For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

The composition of the segments was revised in 2006. The loan protection business previously managed by Allstate Financial is now being managed by Allstate Protection. The revenue results of this business are included in other property-liability insurance premiums earned in 2006 and in accident and health and other in life and annuity premiums and contract charges in 2005. The amounts are not material and therefore the segment results for prior periods have not been reclassified.

11.       Other Comprehensive Income

The components of other comprehensive (loss) income on a pretax and after-tax basis are as follows:

	Three months ended June 30,
	2006			2005
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized net holding (losses) gains arising during the period, net of related offsets	$(992)	$347	$(645)	$1,333	$(466)	$867
Less: reclassification adjustment of realized capital gains and losses	(160)	56	(104)	218	(76)	142
Unrealized net capital (losses) gains	(832)	291	(541)	1,115	(390)	725
Unrealized foreign currency translation adjustments	25	(9)	16	(6)	2	(4)
Other comprehensive (loss) income	$(807)	$282	(525)	$1,109	$(388)	721
Net income			1,207			1,149
Comprehensive income			$682			$1,870

	Six months ended June 30,
	2006			2005
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized net holding (losses) gains arising during the period, net of related offsets	$(1,588)	$556	$(1,032)	$(6)	$2	$(4)
Less: reclassification adjustment of realized capital gains and losses	(54)	19	(35)	228	(80)	148
Unrealized net capital (losses) gains	(1,534)	537	(997)	(234)	82	(152)
Unrealized foreign currency translation adjustments	25	(9)	16	(11)	4	(7)
Other comprehensive (loss) income	$(1,509)	$528	(981)	$(245)	$86	(159)
Net income			2,622			2,272
Comprehensive income			$1,641			$2,113

12.       Capital Structure

In March 2006, the Company issued $650 million of 5.95% Senior Notes due 2036. The net proceeds are to be used for general corporate purposes.

In May 2006, the Company filed a universal shelf registration statement with the Securities and Exchange Commission (“SEC”). In accordance with rules adopted by the SEC in 2005, this registration statement covers an unspecified amount of securities. The Company may issue debt securities, common stock, preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of subsidiaries. This registration statement, under which the Company has not yet issued any securities, replaced the Company’s 2003 universal shelf registration statement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Allstate Corporation:

We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of June 30, 2006, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
August 8, 2006

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2006 AND 2005

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as “we”, “our”, “us”, the “Company” or “Allstate”). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation Annual Report on Form 10-K for 2005.  Analysis of our insurance segments is provided in the Property-Liability Operations (which includes the Allstate Protection and the Discontinued Lines and Coverages segments) and in the Allstate Financial Segment sections of Management’s Discussion and Analysis (“MD&A”). The segments are consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources.

HIGHLIGHTS

•             Net income increased 5.0% to $1.21 billion in the second quarter of 2006 from $1.15 billion in the second quarter of last year, and 15.4% to $2.62 billion in the first six months of 2006 from $2.27 billion in the first six months of last year.  Net income per diluted share increased 10.5% to $1.89 in the second quarter of 2006 from $1.71 in the second quarter of last year, and 21.8% to $4.08 in the first six months of 2006 from $3.35 in the first six months of last year.

•             Total revenues increased 1.0% to $8.88 billion in the second quarter of 2006 from $8.79 billion in the second quarter of last year, and 2.6% to $17.96 billion in the first six months of 2006 from $17.50 billion in the first six months of last year.

•             Book value per share decreased 3.1% to $32.43 as of June 30, 2006 compared to $33.48 as of June 30, 2005, increased 1.4% compared to $31.98 as of March 31, 2006 and increased 4.6% compared to $31.01 as of December 31, 2005.

•             For the twelve months ended June 30, 2006, return on the average of beginning and ending period shareholders’ equity declined 6.2 points to 9.9% from 16.1% for the twelve months ended June 30, 2005.  This decline was due to the increased level of hurricane losses incurred in the third and fourth quarters of 2005, which are included in our trailing twelve month calculation.

•             Property-Liability premiums earned increased 1.8% to $6.86 billion in the second quarter of 2006 from $6.74 billion in the second quarter of 2005 and increased 2.4% to $13.74 billion for the first six months of 2006 from $13.42 billion for the first six months of 2005.

•             The Property-Liability combined ratio was 82.5 in the second quarter of 2006 compared to 85.2 in the second quarter of 2005 and 82.2 in the first six months of 2006 compared to 85.3 in the first six months of 2005.

•             On June 1, 2006, Allstate Financial completed the disposal of substantially all of its variable annuity business through reinsurance with Prudential Financial Inc. (“Prudential”).

•             Allstate Financial gross margin increased 16.2% and 11.5% in the second quarter and first six months of 2006, respectively, compared to the same periods of 2005.

CONSOLIDATED NET INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005

Revenues
Property-liability insurance premiums earned	$6,860	$6,736	$13,736	$13,420
Life and annuity premiums and contract charges	515	499	1,010	1,020
Net investment income	1,548	1,423	3,059	2,807
Realized capital gains and losses	(48)	133	151	249
Total revenues	8,875	8,791	17,956	17,496

Costs and expenses
Property-liability insurance claims and claims expense	(3,994)	(4,114)	(7,867)	(8,177)
Life and annuity contract benefits	(374)	(403)	(747)	(814)
Interest credited to contractholder funds	(652)	(585)	(1,272)	(1,176)
Amortization of deferred policy acquisition costs	(1,223)	(1,201)	(2,362)	(2,397)
Operating costs and expenses	(747)	(753)	(1,526)	(1,553)
Restructuring and related charges	(12)	(8)	(119)	(26)
Interest expense	(90)	(82)	(171)	(166)
Total costs and expenses	(7,092)	(7,146)	(14,064)	(14,309)

Loss on disposition of operations	(35)	(4)	(88)	(8)
Income tax expense	(541)	(492)	(1,182)	(907)
Net income	$1,207	$1,149	$2,622	$2,272

Property-Liability	$1,164	$1,073	$2,485	$2,170
Allstate Financial	73	97	181	150
Corporate and Other	(30)	(21)	(44)	(48)
Net income	$1,207	$1,149	$2,622	$2,272

PROPERTY-LIABILITY HIGHLIGHTS

•                  Premiums written increased 1.2% in the second quarter of 2006 over the second quarter of 2005 and 1.7% in the first six months of 2006 over the first six months of 2005.  Allstate brand standard auto and homeowners premiums written increased 3.7% and 0.5%, respectively, in the second quarter of 2006 and 3.9% and 1.3%, respectively, in the first six months of 2006, over the same periods of 2005.  Premiums written is an operating measure that is defined and reconciled to premiums earned on page 27.

•                  Allstate brand standard auto new issued applications increased 3.6% in the second quarter of 2006 over the same period of 2005 and 2.6% in the first six months of 2006 over the first six months of 2005.  Allstate brand homeowners new issued applications decreased 17.5% in the second quarter of 2006 over the same period of 2005 and 14.9% in the first six months of 2006 over the first six months of 2005.

•                  Policies in force (“PIF”) as of the second quarter of 2006 when compared to the second quarter of 2005 for Allstate brand standard auto and homeowners increased 2.9% and 1.5%, respectively.

•                  The Allstate brand standard auto renewal ratio was 90.2 in the second quarter of 2006 compared to 90.8 in the second quarter of 2005 and 90.1 in the first six months of 2006 compared to 90.7 in the first six months of 2005.  The Allstate brand homeowners renewal ratio was 87.1 in the second quarter of 2006 compared to 88.3 in the second quarter of 2005 and 87.1 in the first six months of 2006 compared to 88.4 in the first six months of 2005.

•                  Claim frequencies (rate of claim occurrence), excluding catastrophes, in the auto and homeowners insurance lines continue to be favorable, while current year claim severity (average cost per claim) was higher, when compared to the second quarter and first six months of 2005.

•                  Underwriting income for Property-Liability was $1.20 billion in the second quarter of 2006 compared to $994 million in the second quarter of 2005 and $2.44 billion in the first six months of 2006 compared to $1.98 billion in the first six months of 2005.  Underwriting income, a measure that is not based on generally accepted accounting principles (“GAAP”), is defined below.

•                  Prior year favorable reserve reestimates in the second quarter of 2006 totaled $355 million compared to $92 million in the second quarter of 2005 and $566 million in the first six months of 2006 compared to $172 million in the first six months of 2005.

•                  In the second quarter of 2006, we continued implementing our strategy to manage our catastrophe exposure, including actions such as purchasing additional catastrophe reinsurance for New Jersey, certain Atlantic and Gulf states and Florida, and announcing we will not offer continuing coverage of optional earthquake coverage in most states.  Allstate Floridian Insurance Company and its subsidiaries (“Allstate Floridian”) has also entered into a reinsurance agreement to cede losses incurred on 120,000 personal property policies in the state of Florida as part of an arrangement with Royal Palm Insurance Company (“Royal Palm”).

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

Underwriting income (loss), a measure that is not based on GAAP and is reconciled to net income on page 27, is calculated as premiums earned, less claims and claims expense (“losses”), amortization of deferred policy acquisition costs (“DAC”), operating costs and expenses and restructuring and related charges, as determined using GAAP.  We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results.  It is also an integral component of incentive compensation.  It is useful for investors to evaluate the components of income separately and in the aggregate when reviewing performance.  Underwriting income (loss) should not be considered as a substitute for net income and does not reflect the overall profitability of the business.  Net income is the GAAP measure most directly comparable to underwriting income (loss).

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratios)	2006	2005	2006	2005
Premiums written	$7,074	$6,993	$13,799	$13,575

Revenues
Premiums earned	$6,860	$6,736	$13,736	$13,420
Net investment income	461	443	927	879
Realized capital gains and losses	43	109	267	222
Total revenues	7,364	7,288	14,930	14,521

Costs and expenses
Claims and claims expense	(3,994)	(4,114)	(7,867)	(8,177)
Amortization of DAC	(1,030)	(1,020)	(2,049)	(2,032)
Operating costs and expenses	(628)	(600)	(1,280)	(1,210)
Restructuring and related charges	(9)	(8)	(99)	(26)
Total costs and expenses	(5,661)	(5,742)	(11,295)	(11,445)

Loss on disposition of operations	(1)	—	(1)	—
Income tax expense	(538)	(473)	(1,149)	(906)
Net income	$1,164	$1,073	$2,485	$2,170

Underwriting income	$1,199	$994	$2,441	$1,975
Net investment income	461	443	927	879
Income tax expense on operations	(525)	(435)	(1,057)	(833)
Realized capital gains and losses, after-tax	30	71	175	149
Loss on disposition of operations, after-tax	(1)	—	(1)	—
Net income	$1,164	$1,073	$2,485	$2,170

Catastrophe losses (1)	$255	$146	$362	$310

GAAP operating ratios
Claims and claims expense (“loss”) ratio	58.2	61.1	57.3	60.9
Expense ratio	24.3	24.1	24.9	24.4
Combined ratio	82.5	85.2	82.2	85.3
Effect of catastrophe losses on combined ratio (1)	3.7	2.2	2.6	2.3
Effect of pretax reserve reestimates on combined ratio (1)	(5.2)	(1.4)	(4.1)	(1.3)
Effect of restructuring and related charges on combined ratio	0.1	0.1	0.7	0.2
Effect of Discontinued Lines and Coverages on combined ratio	0.1	0.3	0.1	0.3

(1)          Three months ended and six months ended June 30, 2006 includes net favorable reserve reestimates of $129 million and $183 million, respectively, after reinsurance related to the prior year hurricanes and the expected Florida Citizens assessment.

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

A reconciliation of premiums written to premiums earned is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Premiums written:
Allstate Protection	$7,073	$6,993	$13,798	$13,574
Discontinued Lines and Coverages	1	—	1	1
Property-Liability premiums written	7,074	6,993	13,799	13,575
Increase in unearned premiums (1)	(244)	(264)	(257)	(155)
Other (1)	30	7	194	—
Property-Liability premiums earned	$6,860	$6,736	$13,736	$13,420

Premiums earned:
Allstate Protection	$6,859	$6,739	$13,734	$13,421
Discontinued Lines and Coverages	1	(3)	2	(1)
Property-Liability	$6,860	$6,736	$13,736	$13,420

(1)          Six months ended June 30, 2006 includes the transfer of $152 million to Property-Liability unearned premiums related to the loan protection business previously managed by Allstate Financial.  Prior periods have not been reclassified.

ALLSTATE PROTECTION SEGMENT

During the first half of 2006, we continued implementing our strategy to manage our catastrophe exposure to provide our shareholders an acceptable return on the risks assumed in our property business and to reduce the variability of our earnings, while providing protection to our customers.  Although in many areas of the country we are currently achieving returns within acceptable risk tolerances, we continue to seek solutions to improve returns in areas that have known exposure to hurricanes, earthquakes and other catastrophes.  We will continue to reduce our catastrophe exposure over time while working to mitigate the impact of our actions on customers.  We are also working for changes in the regulatory environment, including fewer restrictions on underwriting, recognizing the need for and improving appropriate risk based pricing and promoting the creation of government sponsored, privately funded solutions.  Our property business includes personal homeowners, commercial property and other property lines.

Catastrophe exposure actions we have taken in the first half of 2006 that continue to impact our financial trends include, for example, purchasing additional reinsurance on a countrywide basis for our personal lines property insurance, and in areas most exposed to hurricanes (for further information on our reinsurance program see the Allstate Protection reinsurance section of the MD&A); a limitation on personal homeowners new business writings in coastal areas of Texas, Louisiana, Mississippi, Florida, and certain other states; and not offering continuing coverage on select policies in eight coastal counties in the state of New York, which may continue for several years.

Also during the first half of 2006, we announced plans to no longer offer new optional earthquake coverage and to begin removing optional earthquake coverage on approximately 400,000 property policies upon renewal in most states, while we continue to pursue alternative market arrangements for our agents and customers for this coverage.  We previously entered into arrangements to make alternative earthquake coverage available for new and renewal business in two states for approximately 58,000 personal lines property policies with optional earthquake coverage.  We will continue to have the coverage available in certain states due to regulatory constraints and other reasons.  Allstate’s premiums written attributable to optional earthquake coverage totaled approximately $60 million in 2005.  We also will continue to have exposure to earthquake risk on policies that do not specifically exclude coverage for earthquake losses, including our auto policies.  Allstate policyholders in the state of California are offered coverage through the California Earthquake Authority (“CEA”), a privately-financed, publicly-managed state agency created to provide insurance coverage for earthquake damage.  Allstate is subject to assessments from the CEA under certain circumstances.  We have also made changes to homeowners underwriting requirements in the state of California in an effort to reduce our exposure to fires following earthquakes and we have purchased reinsurance for fires following earthquakes.

In addition, we received approval for premium rate increases in the state of Florida averaging 7.9% implemented in August 2005, followed by an additional rate increase averaging 18.2%, implemented in October 2005.  While the October 2005 increase is subject to possible refund or credit, with the implementation of new reinsurance agreements, we do not believe any refund is probable.

Additional actions we are taking and/or evaluating to attain an acceptable catastrophe exposure level in our personal and commercial lines property business include:

•                  removing wind coverage from policies and allowing our agencies to place coverage through state facilities such as wind pools in states such as Texas;

•                  changes in rates, deductibles and coverage;

•                  limitations on new business writings;

•                  changes to underwriting requirements, including limitations in coastal and adjacent counties;

•                  not offering continuing coverage to some existing policyholders;

•                  purchase of reinsurance or other forms of risk transfer arrangements;

•                  discontinuing coverage for certain types of residences;

•                  withdrawal from certain markets; and/or

•                  pursuing alternative markets for our agencies to place with other insurance companies business or segments of risk exposure in certain areas, which will allow them to continue to offer coverage to our customers.

While actions taken will be primarily focused on reducing the catastrophe exposure in our homeowners and property businesses, we also consider their impact on our ability to market our auto lines.

Premiums written by brand are shown in the following tables.

	Three Months Ended June 30,
	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2006	2005	2006	2005	2006	2005
Standard auto	$3,873	$3,736	$303	$313	$4,176	$4,049
Non-standard auto	355	402	24	30	379	432
Auto	4,228	4,138	327	343	4,555	4,481
Homeowners	1,620	1,612	163	165	1,783	1,777
Other personal lines (1)	697	686	38	49	735	735
Total	$6,545	$6,436	$528	$557	$7,073	$6,993

	Six Months Ended June 30,
	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2006	2005	2006	2005	2006	2005
Standard auto	$7,825	$7,534	$576	$595	$8,401	$8,129
Non-standard auto	730	828	49	62	779	890
Auto	8,555	8,362	625	657	9,180	9,019
Homeowners	2,908	2,870	302	300	3,210	3,170
Other personal lines (1)	1,334	1,296	74	89	1,408	1,385
Total	$12,797	$12,528	$1,001	$1,046	$13,798	$13,574

(1)   Other personal lines include involuntary auto, commercial lines, condominium, renters and other personal lines.

Premiums earned by brand are shown in the following tables.

	Three Months Ended June 30,
	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2006	2005	2006	2005	2006	2005
Standard auto	$3,880	$3,743	$290	$297	$4,170	$4,040
Non-standard auto	371	416	24	32	395	448
Auto	4,251	4,159	314	329	4,565	4,488
Homeowners	1,460	1,435	150	144	1,610	1,579
Other personal lines	646	630	38	42	684	672
Total	$6,357	$6,224	$502	$515	$6,859	$6,739

	Six Months Ended June 30,
	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2006	2005	2006	2005	2006	2005
Standard auto	$7,718	$7,434	$581	$598	$8,299	$8,032
Non-standard auto	749	841	51	66	800	907
Auto	8,467	8,275	632	664	9,099	8,939
Homeowners	2,951	2,860	303	283	3,254	3,143
Other personal lines	1,302	1,259	79	80	1,381	1,339
Total	$12,720	$12,394	$1,014	$1,027	$13,734	$13,421

Premium operating measures and statistics that are used to analyze the business are calculated and described below.  Measures and statistics presented for Allstate brand exclude Allstate Canada and specialty auto.  Encompass brand statistics are subject to some distortion due to the integration of systems and exclude specialty auto.

•                  New issued applications:  Item counts of automobiles or homeowners insurance applications for insurance policies that were issued during the period.  Does not include automobiles that are added by existing customers.

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

Standard auto premiums written increased 3.1% to $4.18 billion in the three months ended June 30, 2006 from $4.05 billion in the same period of 2005 and 3.3% to $8.40 billion during the first six months of 2006 as compared to $8.13 billion in the first six months of 2005.

Our standard auto strategy includes actions such as the continued roll out of Allstate® Your Choice Auto, increased marketing, the continued roll out and refinement of Tiered Pricing, underwriting actions and agency growth.  These strategies are particularly emphasized as applicable in states impacted by our catastrophe management actions such as Florida, New York and Texas.

Allstate brand standard auto new issued applications are shown in the table below.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2006	2005	Change	2006	2005	Change
Allstate brand standard auto
Hurricane exposure states (1)	265,326	253,272	4.8	519,758	500,743	3.8
California	81,182	76,768	5.7	162,341	155,839	4.2
All other states	156,791	155,800	0.6	310,451	310,948	(0.2)

Total new issued applications	503,299	485,840	3.6	992,550	967,530	2.6

(1)          Hurricane exposure states are Alabama, Connecticut, Delaware, Florida, Georgia, Louisiana, Maine, Maryland, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia and Washington, D.C.

Allstate brand standard auto new issued applications in the hurricane exposure states, excluding Florida, declined 1.2% in the three months ended June 30, 2006 and 2.2% in the six months ended June 30, 2006 compared to the same periods of 2005.  New issued applications in Florida increased 40.7% in the three months ended June 30, 2006 and 38.8% in the six months ended June 30, 2006 compared to the same periods of 2005 due to changes, implemented in mid-2005, in underwriting requirements, marketing and agency growth.  New issued applications in the hurricane exposure states continue to be impacted by catastrophe management actions on cross-sell opportunities and competitive pressures in certain markets.  California new issued applications increased in the three months and six months ended June 30, 2006 compared to the same periods of 2005 due to increased marketing.

	Three Months Ended June 30,		Six Months Ended June 30,
Allstate brand standard auto	2006	2005	2006	2005
Renewal ratio (%)	90.2	90.8	90.1	90.7
PIF (thousands)	17,910	17,408	17,910	17,408
Average premium- gross written (six months)	$420	$416	$420	$416

Allstate brand standard auto premiums written increased 3.7% to $3.87 billion in the three months ended June 30, 2006 from $3.74 billion in the same period of 2005 and 3.9% to $7.83 billion during the first six months of 2006 as compared to $7.53 billion in the first six months of 2005 due to increases in PIF and average premium.  The 2.9% increase in Allstate brand standard auto PIF as of June 30, 2006 as compared to June 30, 2005 is the result of new business and growth in policies available for renewal.  The Allstate brand standard auto average premium increased 1.0% for the three months ended June 30, 2006 and in the first six months of 2006 compared to the same periods of 2005 primarily due to higher average new and renewal premiums reflecting a shift by policyholders to newer and more expensive autos and a shift in the mix of business, partly offset by rate actions.  The Allstate brand standard auto renewal ratio declined 0.6 points in the second quarter of 2006 and the first six months of 2006 compared to the same periods of 2005 due to competitive pressures in certain states and impacts of catastrophe management actions.

Encompass brand standard auto premiums written decreased 3.2% to $303 million in the three months ended June 30, 2006 from $313 million in the same period of 2005 and decreased 3.2% to $576 million during the first six months of 2006 as compared to $595 million in the first six months of 2005 due to declines in PIF, partially offset by increases in average premium.  PIF declined 0.7% to 1.14 million as of June 30, 2006 compared to June 30, 2005 as a decline in the policies available to renew more than offset new business.  The 12-month average premium increased 0.3% to $987 for the three months ended June 30, 2006 from $984 in the same period of 2005 and 1.1% to $985 in the first six months of 2006 from $974 in the same period of 2005 due to rate actions, the effect of which is declining due to a decrease in rate change activity, and a shift by policyholders to newer and more expensive autos, partially offset by a shift in the mix of business.  The renewal ratio was 77.7% in the second quarter of 2006 compared to 74.3% in the same period of 2005 and 77.6% in the first six months of 2006 compared to 73.8% in the same period of 2005.

We continue to pursue rate changes for standard auto in all locations when indicated. The following table shows the net rate changes that were approved for standard auto during the three-month and six-month periods ended June 30, 2006, exclusive of rate changes related to reinsurance costs. These rate changes also do not reflect initial rates filed for insurance subsidiaries initially writing new business.

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	# of States	Countrywide (%) (1)(4)	State Specific (%) (2)(4)	# of States	Countrywide (%) (1)(4)	State Specific (%) (2)(4)
Allstate brand (3)	10	(0.3)	(2.0)	14	(0.2)	(1.4)
Encompass brand	5	0.1	6.3	8	(0.7)	(5.4)

(1)             Represents the impact in the states where rate changes were approved during the three months ended June 30, 2006 and the first six months of 2006 as a percentage of total countrywide prior year-end premiums written.

(2)             Represents the impact in the states where rate changes were approved during the three months ended June 30, 2006 and the first six months of 2006 as a percentage of total prior year-end premiums written in those states.

(3)             Rate changes include rate reductions due to rate bureau changes in the state of North Carolina and a rate reduction implemented in Texas following discussions with the Department of Insurance.

(4)             For a discussion relating to reinsurance costs, see the Allstate Protection Reinsurance section of the MD&A.

Non-standard auto premiums written decreased 12.3% to $379 million in the three months ended June 30, 2006 from $432 million in the same period of 2005 and 12.5% to $779 million during the first six months of 2006 from $890 million in the first six months of 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
Allstate brand non-standard auto	2006	2005	2006	2005
Renewal ratio (%)	76.1	78.4	76.0	78.2
PIF (thousands)	1,039	1,200	1,039	1,200
Average premium- gross written (six months)	$617	$630	$618	$630

Allstate brand non-standard auto premiums written decreased 11.7% to $355 million in the three months ended June 30, 2006 from $402 million in the same period of 2005 and 11.8% to $730 million during the first six months of 2006 from $828 million in the first six months of 2005 due to declines in PIF and average premium. Allstate brand non-standard auto new issued applications decreased 11.8%  in the second quarter of 2006 and 8.1% in the first six months of 2006 compared to the same periods of 2005 due to lower new business production as agencies continued to focus on our standard auto business. PIF decreased 13.4% as of June 30, 2006 compared to June 30, 2005 due to new business production insufficient to offset the inherently low renewal ratio in this business. The decline of 2.1% in average premium for the three months ended June 30, 2006 and 1.9% in the first six months of 2006 compared to the same periods of 2005 are due to a shift in the mix of business and net rate decreases.

Encompass brand (Deerbrook) non-standard auto premiums written decreased 20.0% to $24 million in the three months ended June 30, 2006 from $30 million in the same period of 2005 and 21.0% to $49 million during the first six months of 2006 from $62 million in the first six months of 2005, primarily due to declines in PIF and average premium. PIF declined 18.1% to 91 thousand as of June 30, 2006 compared to June 30, 2005 due to decreases in new business and declining business in force available for renewal. The six month average premium declined 4.9% to $539 for the three months ended June 30, 2006 from $567 in the same period of 2005 and 5.4% to $540 in the first six months of 2006 from $571 in the same period of 2005. The renewal ratio was 67.9% in the second quarter of 2006 compared to 65.1% in the same period of 2005 and 66.9% in the first six months of 2006 compared to 65.2% in the same period of 2005.

We continue to pursue rate changes for non-standard auto in all locations when indicated. The following table shows the net rate changes that were approved for non-standard auto during the three-month and six-month periods ended June 30, 2006, exclusive of rate changes related to reinsurance costs. These rate changes also do not reflect initial rates filed for insurance subsidiaries initially writing new business.

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	# of States	Countrywide (%) (1)(4)	State Specific (%) (2)(4)	# of States	Countrywide (%) (1)(4)	State Specific (%) (2)(4)
Allstate brand (3)	1	(1.0)	(9.0)	1	(1.0)	(9.0)
Encompass brand	1	0.2	8.9	1	0.2	8.9

(1)             Represents the impact in the states where rate changes were approved during the three months ended June 30, 2006 and the first six months of 2006 as a percentage of total countrywide prior year-end premiums written.

(2)             Represents the impact in the states where rate changes were approved during the three months ended June 30, 2006 and the first six months of 2006 as a percentage of total prior year-end premiums written in those states.

(3)             Rate changes include a rate reduction implemented in the state of Texas following discussions with the Department of Insurance.

(4)             For a discussion relating to reinsurance costs, see the Allstate Protection Reinsurance section of the MD&A.

Auto premiums written increased 1.7% to $4.56 billion in the three months ended June 30, 2006 from $4.48 billion in the same period of 2005 and 1.8% to $9.18 billion during the first six months of 2006 as compared to $9.02 billion in the first six months of 2005. Auto includes standard auto and non-standard auto business.

	Three Months Ended June 30,		Six Months Ended June 30,
Allstate brand auto	2006	2005	2006	2005
Renewal ratio (%)	89.3	89.9	89.2	89.8
PIF (thousands)	18,949	18,608	18,949	18,608
Average premium- gross written (six months)	$431	$430	$431	$430

Allstate brand auto premiums written increased 2.2% to $4.23 billion in the three months ended June 30, 2006 from $4.14 billion in the same period of 2005 and 2.3% to $8.56 billion during the first six months of 2006 as compared to $8.36 billion in the first six months of 2005 due to increases in PIF and average premium. The 1.8% increase in Allstate brand auto PIF as of June 30, 2006 as compared to June 30, 2005 is the result of new business and growth in policies available for renewal. Allstate brand auto new issued applications increased 1.4% to 570 thousand in the three months ended June 30, 2006 and 1.1% to 1.14 million in the first six months ended June 30, 2006 when compared to the same periods of 2005 due to the roll-out of Allstate Your Choice Auto, refinements to Tiered Pricing and the continued emphasis on targeted marketing programs. The Allstate brand standard auto average premium increased 0.2% for the three months ended June 30, 2006 and in the first six months of 2006 compared to the same periods of 2005 primarily due to higher average new and renewal premiums reflecting a shift by policyholders to newer and more expensive autos and a shift in the mix of business, partly offset by rate actions. The Allstate brand auto renewal ratio declined 0.6 points in the second quarter of 2006 and in the first six months of 2006 compared to the same periods of 2005 due to competitive pressures in certain states and impacts of catastrophe management actions.

Encompass brand auto premiums written decreased 4.7% to $327 million in the three months ended June 30, 2006 from $343 million in the same period of 2005 and 4.9% to $625 million during the first six months of 2006 as compared to $657 million in the first six months of 2005 due to declines in PIF, partially offset by increases in average premium. PIF declined 2.2% to 1.23 million as of June 30, 2006 compared to June 30, 2005 due to a decrease in new business and declining business in force available for renewal. The average premium (12-month for standard auto and six-month for non-standard) increased 1.0% to $933 for the three months ended June 30, 2006 from $924 in the same period of 2005 and 1.8% to $928 in the first six months of 2006 from $912 in the same period of 2005, due to rate actions, the effect of which is declining due to a decrease in rate change activity, and a shift by policyholders to newer and more expensive autos, partially offset by a shift in the mix of business. The renewal ratio was 76.4% in the second quarter of 2006 compared to 73.0% in the same period of 2005 and 76.1% in the first six months of 2006 compared to 72.5% in the same period of 2005.

The following table shows the net rate changes that were approved for auto during the three-month and six-month periods ended June 30, 2006, exclusive of rate changes related to reinsurance costs. These rate changes also do not reflect initial rates filed for insurance subsidiaries initially writing new business.

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	# of States	Countrywide (%) (1)(4)	State Specific (%) (2)(4)	# of States	Countrywide (%) (1)(4)	State Specific (%) (2)(4)
Allstate brand (3)	10	(0.4)	(2.5)	14	(0.3)	(1.8)
Encompass brand	6	0.2	6.6	8	(0.6)	(5.1)

(1)             Represents the impact in the states where rate changes were approved during the three months ended June 30, 2006 and the first six months of 2006 as a percentage of total countrywide prior year-end premiums written.

(2)             Represents the impact in the states where rate changes were approved during the three months ended June 30, 2006 and the first six months of 2006 as a percentage of total prior year-end premiums written in those states.

(3)             Rate changes include rate reductions due to rate bureau changes in the state of North Carolina and a rate reduction implemented in Texas following discussions with the Department of Insurance.

(4)             For a discussion relating to reinsurance costs, see the Allstate Protection Reinsurance section of the MD&A.

Homeowners premiums written increased 0.3% to $1.78 billion in the three months ended June 30, 2006 compared to the same period of 2005 and 1.3% to $3.21 billion during the first six months of 2006 as compared to $3.17 billion in the first six months of 2005.

Catastrophe management actions have had an impact on our new business writings for homeowners insurance, as demonstrated by the decline in Allstate brand homeowners new issued applications in the following table. We expect this trend to continue as we continue to address our catastrophe exposure.

Allstate brand homeowners	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change

Hurricane exposure states (1)	126,685	157,147	(19.4)	240,945	287,832	(16.3)
California	13,681	28,336	(51.7)	29,566	58,403	(49.4)
All other states	124,929	136,230	(8.3)	232,119	244,601	(5.1)

Total new issued applications	265,295	321,713	(17.5)	502,630	590,836	(14.9)

(1)             Hurricane exposure states are Alabama, Connecticut, Delaware, Florida, Georgia, Louisiana, Maine, Maryland, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia and Washington, D.C.

The Allstate brand homeowners new issued applications in the hurricane exposure states declined 19.4% in the three months ended June 30, 2006 and 16.3% in the first six months ended June 30, 2006 compared to the same periods of 2005 due to decreases in approximately 75% of such states, as a result of our catastrophe management actions and includes the states of New York, Texas and Louisiana. The decrease in California new issued applications is due to changes in our underwriting requirements. The decrease in all other states results from decreases in approximately 75% of such states and includes the impact of earthquake coverage-related actions.

	Three Months Ended June 30,		Six Months Ended June 30,
Allstate brand homeowners	2006	2005	2006	2005
Renewal ratio (%)	87.1	88.3	87.1	88.4
PIF (thousands)	7,843	7,724	7,843	7,724
Average premium-gross written (12 months)	$828	$793	$830	$790

Allstate brand homeowners premiums written increased 0.5% to $1.62 billion in the three months ended June 30, 2006 from $1.61 billion in the same period of 2005 and 1.3% to $2.91 billion during the first six months of 2006 as compared to $2.87 billion in the first six months of 2005 due to increases in PIF and average premium, partially offset by increases in ceded reinsurance. The 1.5% increase in Allstate brand homeowners PIF as of June 30, 2006 compared to June 30, 2005 is the result of growth in policies available for renewal.

PIF has been negatively impacted by our catastrophe management actions including not offering continuing coverage by Allstate Floridian for approximately 95,000 property policies, as part of the arrangement with Universal Insurance Company of North America (“Universal”) announced last year. These policies non-renewed at a rate of 13% in the third quarter of 2005, 21% in the fourth quarter of 2005, 20% in the first quarter of 2006 and 25% in the second quarter of 2006, and are expected to non-renew at a rate of 13% in the third quarter of 2006, 2% in the fourth quarter of 2006, 4% in the first quarter of 2007 and 2% in the second quarter of 2007. Allstate Floridian has also entered into a reinsurance agreement to cede losses incurred on 120,000 personal property policies in the state of Florida as part of an arrangement with Royal Palm. Allstate Floridian plans to no longer offer coverage on these policies after their contract terms expire, at which time Royal Palm may offer coverage to these policyholders. Any qualifying recoveries from the Florida Hurricane Catastrophe Fund (“FHCF”) and our excess of loss agreement in Florida will be shared with Royal Palm under this agreement.

The Allstate brand homeowners average premium increased 4.4% for the three months ended June 30, 2006 and 5.1% in the first six months of 2006 compared to the same periods of 2005 primarily due to higher average renewal premiums primarily related to increases in insured value. The Allstate brand homeowners renewal ratio declined 1.2 points in the second quarter of 2006 and 1.3 points in the first six months of 2006 compared to the same periods of 2005 primarily due to our catastrophe risk management actions.

Encompass brand homeowners premiums written decreased 1.2% to $163 million in the three months ended June 30, 2006 from $165 million in the same period of 2005 and increased 0.7% to $302 million during the first six months of 2006 as compared to $300 million in the first six months of 2005. The increase during the first six months of 2006 as compared to the same period of 2005 was due to an increase in average premium, partly offset by increases in ceded reinsurance. PIF increased 0.1% to 539 thousand as of June 30, 2006 compared to June 30, 2005 due to growth in policies available for renewal. The 12 month average premium increased 4.7% to $1,125 for the three months ended June 30, 2006 from $1,074 in the same period of 2005 and 5.6% to $1,128 in the first six months of 2006 from $1,068 in the same period of 2005, due to rate actions taken during the current and prior year and increases in insured value. The renewal ratio was 85.6% in the second quarter of 2006 compared to 88.1% in the same period of 2005 and 86.1% in the first six months of 2006 compared to 87.5% in the same period of 2005.

The following table shows the net rate changes that were approved for homeowners during the three-month and six-month periods ended June 30, 2006, exclusive of rate changes related to new reinsurance programs. For a discussion relating to reinsurance costs, see the Allstate Protection Reinsurance section of the MD&A.

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	# of States	Countrywide (%) (1)	State Specific (%) (2)	# of States	Countrywide (%) (1)	State Specific (%) (2)
Allstate brand (3)	6	(0.4)	(1.1)	8	(0.1)	(0.3)
Encompass brand	5	0.6	9.1	9	0.7	8.2

(1)             Represents the impact in the states where rate changes were approved during the three months ended June 30, 2006 and the first six months of 2006 as a percentage of total countrywide prior year-end premiums written.

(2)             Represents the impact in the states where rate changes were approved during the three months ended June 30, 2006 and the first six months of 2006 as a percentage of total prior year-end premiums written in those states.

(3)             Rate changes include a rate reduction in the state of Texas following an administrative hearing and order issued by the Department of Insurance.

Underwriting results are shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005

Premiums written	$7,073	$6,993	$13,798	$13,574
Premiums earned	$6,859	$6,739	$13,734	$13,421
Claims and claims expense	(3,987)	(4,094)	(7,855)	(8,149)
Amortization of DAC	(1,030)	(1,020)	(2,049)	(2,032)
Other costs and expenses	(626)	(598)	(1,275)	(1,205)
Restructuring and related charges	(9)	(8)	(99)	(26)
Underwriting income	$1,207	$1,019	$2,456	$2,009
Catastrophe losses	$255	$146	$362	$310

Underwriting income by brand
Allstate brand	$1,170	$974	$2,380	$1,933
Encompass brand	37	45	76	76
Underwriting income	$1,207	$1,019	$2,456	$2,009

Allstate Protection generated underwriting income of $1.21 billion during the three months ended June 30, 2006 compared to $1.02 billion in the same period of 2005. For the six months ended June 30, 2006, Allstate Protection generated underwriting income of $2.46 billion compared to $2.01 billion for the first six months of 2005. In both periods, increased premiums earned, declines in auto and homeowners claim frequency excluding catastrophes and higher favorable reserve reestimates related to prior years were partially offset by higher catastrophe losses.

Loss ratios are a measure of profitability. Loss ratios by product, and expense and combined ratios by brand, are shown in the following table. These ratios are defined on page 26.

	Three Months Ended June 30,				Six Months Ended June 30,
	Loss Ratio		Effect of Catastrophe Losses on the Loss Ratio		Loss Ratio		Effect of Catastrophe Losses on the Loss Ratio
	2006	2005	2006	2005	2006	2005	2006	2005
Allstate brand loss ratio:
Standard auto	63.1	66.5	1.6	0.4	60.6	65.7	0.8	0.6
Non-standard auto	55.0	54.6	0.8	0.3	56.9	58.6	0.3	0.3
Auto	62.4	65.3	1.6	0.4	60.2	64.9	0.8	0.5
Homeowners	47.2	45.7	12.3	5.1	49.6	47.8	9.7	6.6
Other	50.5	63.0	(2.3)	6.5	49.5	60.9	(2.3)	4.3

Total Allstate brand loss ratio	57.7	60.6	3.6	2.1	56.7	60.6	2.5	2.3
Allstate brand expense ratio	23.9	23.7			24.6	23.8
Allstate brand combined ratio	81.6	84.3			81.3	84.4

Encompass brand loss ratio:
Standard auto	63.1	64.0	(2.1)	(0.3)	64.2	63.9	(0.9)	—
Non-standard auto (Deerbrook)	87.5	78.1	—	—	80.4	77.3	—	—
Auto	65.0	65.3	(1.9)	(0.4)	65.5	65.2	(0.8)	—
Homeowners	57.3	54.2	18.7	9.1	56.8	54.1	13.9	7.5
Other	78.9	71.4	7.9	2.4	77.2	70.0	6.3	3.7

Total Encompass brand loss ratio	63.7	62.7	5.0	2.5	63.8	62.5	4.1	2.3
Encompass brand expense ratio	28.7	28.8			28.7	30.2
Encompass brand combined ratio	92.4	91.5			92.5	92.7

Total Allstate Protection loss ratio	58.1	60.8	3.7	2.2	57.2	60.7	2.6	2.3
Allstate Protection expense ratio	24.3	24.1			24.9	24.3
Allstate Protection combined ratio	82.4	84.9			82.1	85.0

Standard auto loss ratio for the Allstate brand decreased 3.4 points in the three months ended June 30, 2006 and 5.1 points during the first six months of 2006 when compared to the same periods of 2005 due to higher premiums earned, lower claim frequency excluding catastrophes and higher favorable reserve reestimates related to prior years, partially offset by higher current year claim severity. Standard auto loss ratio for the Encompass brand decreased 0.9 points in the three months ended June 30, 2006 due to lower claim frequency excluding catastrophes and higher favorable reserve reestimates related to prior years, partially offset by higher current year claim severity and lower premiums earned. Standard auto loss ratio for the Encompass brand increased 0.3 points during the first six months of 2006 when compared to the same periods of 2005 due to higher current year claim severity and lower premiums earned, partially offset by lower claim frequency excluding catastrophes and higher favorable reserve reestimates related to prior years.

Non-standard auto loss ratio for the Allstate brand increased 0.4 points in the three months ended June 30, 2006 due to higher current year claim severity and lower premiums earned, partially offset by lower claim frequency. Non-standard auto loss ratio for Allstate brand decreased 1.7 points during the first six months of 2006 when compared to the same periods of 2005 due to lower claim frequency, partially offset by higher current year claim severity and lower premiums earned. Non-standard auto loss ratio for the Encompass brand increased 9.4 points in the three months ended June 30, 2006 and 3.1 points during the first six months of 2006 when compared to the same periods of 2005 due to higher current year claim severity and lower premiums earned, partially offset by lower claim frequency.

Auto loss ratio for the Allstate brand decreased 2.9 points in the three months ended June 30, 2006 and 4.7 points during the first six months of 2006 when compared to the same periods of 2005 due to higher premiums earned, lower claim frequency excluding catastrophes and higher favorable reserve reestimates related to prior years, partially offset by higher current year claim severity. Auto loss ratio for the Encompass brand decreased 0.3 points in the three months ended June 30, 2006 due to lower claim frequency and higher favorable reserve reestimates related to prior years, partially offset by higher current year claim severity and lower premiums earned. Auto loss ratio for Encompass brand increased 0.3 points during the first six months of 2006 when compared to the same periods of 2005 due to higher current year claim severity and lower premiums earned, partially offset by lower claim frequency and higher favorable reserve reestimates related to prior years.

Homeowners loss ratio for the Allstate brand increased 1.5 points in the three months ended June 30, 2006 and 1.8 points during the first six months of 2006 when compared to the same periods of 2005. Homeowners loss ratio for the Encompass brand increased 3.1 points in the three months ended June 30, 2006 and 2.7 points during the first six months of 2006 when compared to the same periods of 2005. These increases were due to higher catastrophes and higher current year claim severity, partially offset by higher premiums earned, lower claim frequency, excluding catastrophes, and higher favorable Allstate brand reserve reestimates related to prior years.

Expense ratio for Allstate Protection increased 0.2 points in the three months ended June 30, 2006 and 0.6 points during the first six months of 2006 when compared to the same periods of 2005 due to higher advertising costs and increased restructuring charges related to the Voluntary Termination Offer (“VTO”) along with the impact of higher ceded premiums for reinsurance. For further information on the VTO, see Note 6 to the Condensed Consolidated Financial Statements.

The impact of specific costs and expenses on the expense ratio are included in the following table.

	Three Months Ended June 30,
	Allstate brand		Encompass brand		Allstate Protection
	2006	2005	2006	2005	2006	2005

Amortization of DAC	14.6	14.7	19.7	20.0	15.0	15.1
Other costs and expenses	9.2	8.9	8.6	8.6	9.2	8.9
Restructuring and related charges	0.1	0.1	0.4	0.2	0.1	0.1
Total expense ratio	23.9	23.7	28.7	28.8	24.3	24.1

	Six Months Ended June 30,
	Allstate brand		Encompass brand		Allstate Protection
	2006	2005	2006	2005	2006	2005

Amortization of DAC	14.5	14.7	19.7	20.5	14.9	15.1
Other costs and expenses	9.3	8.9	8.6	9.2	9.3	9.0
Restructuring and related charges	0.8	0.2	0.4	0.5	0.7	0.2
Total expense ratio	24.6	23.8	28.7	30.2	24.9	24.3

Allstate Protection Reinsurance

For Allstate Protection, we utilize reinsurance to reduce exposure to catastrophe risk and manage capital, while lessening earnings volatility and improving shareholder return, and to support the required statutory surplus and the insurance financial strength ratings of certain subsidiaries such as Allstate Floridian Insurance Company (“AFIC”) and Allstate New Jersey Insurance Company. We purchase reinsurance where we believe the greatest benefit may be achieved relative to our aggregate countrywide exposure. The price and terms of reinsurance and the credit quality of the reinsurer are considered in the purchase process, as well as the possibility of recovering reinsurance costs in setting future premium rates charged to policyholders. We also participate in various reinsurance mechanisms, including industry pools and facilities. We retain primary liability as a direct insurer for all risks ceded to reinsurers.

Our Allstate Protection catastrophe reinsurance program coordinates coverage under various agreements. As discussed below, our reinsurance program is comprised of agreements that provide coverage for the occurrence of certain qualifying catastrophes in specific states including New York, New Jersey, Connecticut and Texas (“multi-year agreements”); Florida; other states along the Atlantic and Gulf coasts (“South-East agreement”) principally for hurricanes, and in California for fires following earthquakes. Another reinsurance agreement provides coverage nationwide, excluding Florida, for the aggregate or sum of catastrophe losses in excess of an annual retention associated with storms named or numbered by the National Weather Service, earthquakes and fires following earthquakes (“aggregate excess agreement”). The Florida component of the reinsurance program is designed separately from the other components of the program to address the distinct needs of our separately capitalized legal entities in that state.

We anticipate that the total annualized cost of all reinsurance programs will be approximately $840 million per year or $210 million per quarter. This represents an increase of approximately $600 million per year or $150 million per quarter over our total annualized cost experienced in 2005. Based on the effective dates of these agreements, our ceded premiums earned are expected to increase to approximately $210 million in the third and fourth quarters of 2006. We currently expect that a similar level of coverage will be purchased or renewed for the comparable 2007 period.

We continue to aggressively seek rates to cover our net reinsurance cost. The period over which we will file, obtain approvals where required, and implement the rates related to these costs will begin in 2006 but is expected to impact earned premiums over several years. Through the end of the second quarter of 2006, we have submitted more than 300 rate filings in 25 states related to the cost of our new 2006 reinsurance programs. We have implemented filings in 12 states covering over $65 million of the cost. Including rates approved in Florida and other states, our current effective rates reflect approximately 35% of the total cost of our reinsurance program. These rate filings are intended to reflect the cost of our reinsurance, accordingly changes in the cost of reinsurance due to changes in coverage may lead to additional filings.

The terms, retentions and limits for all of Allstate’s catastrophe management reinsurance agreements in place as of June 30, 2006 are listed in the following table.

(in millions) Coordinated coverage	Effective Date	% Placed	Reinstatement	Retention	Per Occurrence Limit
Aggregate excess (1)	6/1/2006	95	None	$2,000	$2,000

California fire following (2)	2/1/2006	95	2 limits over 28 month term, prepaid	500	1,500

Multi-year (3):	6/1/2005

Connecticut		95	2 limits over 3-year term, prepaid	114	200

New Jersey		95	1 reinstatement each contract year over 3-year term, premium required	120	200

New York (4)		90	2 limits over 3-year term, prepaid	830	1,000

Texas (5)		95	2 limits for each contract year over 3-year term, prepaid	361	650

New Jersey excess (6)	6/1/2006	95	1 reinstatement, premium required	320	200

South-East (7)	6/1/2006	80	1 limit of $220 over 1- year term; 1 reinstatement of $180 limit, premium required	500	500

Coordinated Coverage

(1)             Aggregate Excess Agreement — This agreement is effective 6/1/2006 for 1 year and covers storms named or numbered by the National Weather Service, earthquakes and fires following earthquakes for Allstate Protection personal lines auto and property business countrywide except for Florida. Losses recoverable, if any, from our California fire following agreement, multi-year agreements and the New Jersey excess agreement are excluded when determining the retention of this agreement.

(2)             California Fire Following Agreement — This agreement is effective 2/1/2006 and expires 5/31/2008. This agreement covers Allstate Protection personal property excess catastrophe losses in California for fires following earthquakes. This agreement provides $1.5 billion of coverage for all qualifying losses with one reinstatement except when a qualifying loss occurrence exceeds $2 billion, then for 21 days no additional recovery can occur for any losses within the same seismic geographically affected area. The retention on this agreement is subject to remeasurement.

(3)             Multi-year Agreements — These agreements have been in effect since June 1, 2005 and cover the Allstate brand personal property excess catastrophe losses, expiring 5/31/2008. The retentions on these agreements are subject to annual remeasurements on their anniversary dates.

(4)             Two separate reinsurance agreements provide coverage for catastrophe risks in the state of New York:  Allstate Insurance Company (“AIC”) has a $512 retention and a $550 limit, and Allstate Indemnity Company  has a $318 retention and a $450 limit.

(5)             The Texas agreement is with Allstate Texas Lloyd’s (“ATL”), a syndicate insurance company. ATL also has a 100% reinsurance agreement with AIC covering losses in excess of and/or not reinsured by the Texas agreement.

(6)             New Jersey Excess — This agreement is effective 6/1/2006 for 1 year and covers Allstate Protection personal property catastrophe losses in excess of the New Jersey multi-year agreement.

(7)             South-East — This agreement is effective 6/1/2006 for 1 year and covers Allstate Protection personal property excess catastrophe losses for storms named or numbered by the National Weather Service. This agreement covers personal property business in the states of Louisiana,

Mississippi, Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Delaware and Pennsylvania and the District of Columbia. Qualifying losses under this agreement are also eligible to be ceded under the aggregate excess agreement.

Allstate Floridian (1)

(in millions)	Effective Date	% Placed	Reinstatement	Retention	Per Occurrence Limit
FHCF Retention (2)	6/1/2006	70	2 limits over 1-year term, prepaid	50	100

FHCF (3)	6/1/2006	90	Annual remeasurements with a first and second season coverage provision	150 for the 2 largest storms, 50 for all other storms	476

FHCF sliver (4)	6/1/2006	100	None	150	Allstate’s 10% co-participation of the FHCF recoveries estimated at 476, up to a limit of 48

Excess of loss (5)	6/1/2005	90	2 limits over 2-year term, prepaid	Excess of FHCF Limit	700

Excess of loss sliver (6)	6/1/2006	100	1 reinstatement over 1- year term, premium required	Excess of FHCF limit	5% of the Excess of loss gross limit or 45

Additional excess of loss (7)	6/1/2006	95	None	In excess of the FHCF and excess of loss agreements	200

(1)             The coverage of these agreements is adjusted to exclude the economic impact of policies reinsured with Universal in 2005 and Royal Palm in 2006. The estimated net economic benefit after sharing recoveries on ceded policies to Universal and Royal Palm is shown above and reflects Universal and Royal Palm losses in proportion to the total losses recoverable subject to the FHCF limit and a $200 million limit acquired by Royal Palm of the excess of loss program. Also, the excess of loss and additional excess of loss coverages are adjusted to only exclude policies reinsured by Universal.

(2)             FHCF Retention - provides coverage beginning 6/1/2006 for 1 year covering personal property excess catastrophe losses on policies written by Allstate Floridian.

(3)             FHCF - provides 90% reimbursement on qualifying personal property losses up to an estimated maximum per hurricane season. Estimated coverages are calculated for AFIC and each of its subsidiaries independently, and are subject to annual remeasurements at the beginning of the FHCF fiscal year of 6/1. As of 6/1/2006, on a gross basis, these limits are an estimated $595 for AFIC, $128 for Allstate Floridian Indemnity Company, $37 for Encompass Floridian Insurance Company, and $8 for Encompass Floridian Indemnity Company for a total of $768. On a gross basis, provisional retentions for each of the Floridian companies are an estimated $188 for AFIC, $40 for Allstate Floridian Indemnity Company, $12 for Encompass Floridian Insurance Company, and $3 for Encompass Floridian Indemnity Company for a total of $243.

(4)             FHCF sliver - provides coverage beginning 6/1/2006 for 1 year covering primarily excess catastrophe losses not reimbursed by the FHCF. The provisional retention is $150 and is subject to adjustment upward or downward to an actual retention that will equal the FHCF retention as respects business covered by this contract, excluding policies remaining in force by Allstate Floridian and ceded to Universal and Royal Palm.

(5)             Excess of loss - covers excess catastrophe losses, effective June 1, 2005, and expires May 31, 2007. This agreement is designed to attach above and contiguous to the FHCF payout and as the FHCF capacity is paid out, the retention on this agreement automatically adjusts to mirror the amount of the payout. On a gross basis, the limit is $900 and is 90% placed. The retention is subject to annual remeasurements on the anniversary date.

(6)             Excess of loss sliver - provides coverage beginning 6/1/2006 for 1 year covering primarily excess catastrophe losses within the 10% co-participation of the excess of loss agreement. The provisional estimated retention on this agreement is $626 and is subject to adjustment upward or downward to an actual retention that will equal the FHCF retention, plus losses paid by the FHCF divided by .90 as respects business covered by this contract, excluding policies remaining in force by Allstate Floridian and ceded to Universal and Royal Palm.

(7)             Additional excess of loss - provides coverage beginning 6/1/2006 for 1 year covering excess catastrophe losses. The retention on this agreement is designed to attach to the excess of loss limit and will adjust automatically as the FHCF and the excess of loss capacity are needed and paid. The contract is triggered once $100 has been paid by the FHCF for prior events.

Highlights of certain other contract terms and conditions for all of Allstate’s catastrophe management reinsurance agreements are listed in the following table.

	South-East	Allstate Floridian (1)	Aggregate Excess	Multi-year, New Jersey excess and California fire following

Business Reinsured	Personal Lines Property business	Personal Lines Property business	Personal Lines Property and Auto business	Personal Lines Property business

Location (s)	10 states and Washington, DC	Florida	Nationwide except Florida	Each specific state

Covered Losses	1 specific peril – storms named or numbered by the National Weather Service	Multi-peril – includes hurricanes and earthquakes	3 specific perils – storms named or numbered by the National Weather Service, earthquakes, and fires following earthquakes	Multi-year and New Jersey excess: multi-perils - includes hurricanes and earthquakes California fire following: 1 specific peril – fires following earthquakes

Brands Reinsured	Allstate Brand Encompass Brand	Allstate Brand Encompass Brand	Allstate Brand Encompass Brand	Multi-year: Allstate Brand New Jersey excess and California fire following: Allstate Brand and Encompass Brand

Exclusions, other than typical market negotiated exclusions	Automobile Terrorism Commercial	Automobile Terrorism Commercial	Assessment exposure to CEA Terrorism Commercial	Automobile Terrorism Commercial

Loss Occurrence	Sum of all qualifying losses from named or numbered storms by the National Weather Service over 96 hours	Sum of all qualifying losses for specific occurrences over 168 hours As regards windstorm related occurrences over 96 hours As regards riot related occurrences over 72 hours

Sum of all qualifying losses and sum of all qualifying occurrences (Aggregate)

Losses over 96 hours from a named or numbered storm

Losses over 168 hours for an earthquake

Losses over 168 hours within a 336 hour period for fire following an earthquake

Sum of all qualifying losses for a specific occurrence over 168 hours

As regards windstorm related occurrences over 96 hours

As regards riot related occurrences over 72 hours

As regards California fire following occurrences over 168 hours. No additional recovery can occur for any losses within the same seismic geographically affected area for an additional 336 hours when a qualifying loss exceeds $2 billion.

(1)             Allstate Floridian information relates to the FHCF retention, FHCF, FHCF sliver, excess of loss, excess of loss sliver and additional excess of loss agreements.

Reserve reestimates

The tables below show net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2006 and 2005, and the effect of reestimates in each year.

(in millions)	January 1 Reserves
	2006	2005
Auto	$10,460	$10,228
Homeowners	3,675	1,917
Other personal lines	2,619	2,289
Total Allstate Protection	$16,754	$14,434

Allstate brand	$15,423	$13,204
Encompass brand	1,331	1,230
Total Allstate Protection	$16,754	$14,434

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except ratios)	Reserve Reestimate		Effect on Combined Ratio		Reserve Reestimate		Effect on Combined Ratio
	2006	2005	2006	2005	2006	2005	2006	2005
Auto	$(196)	$(132)	(2.9)	(2.0)	$(359)	$(225)	(2.6)	(1.7)
Homeowners	(100)	(3)	(1.5)	—	(130)	8	(0.9)	0.1
Other personal lines	(65)	23	(0.9)	0.3	(89)	17	(0.7)	0.1
Total Allstate Protection	$(361)	$(112)	(5.3)	(1.7)	$(578)	$(200)	(4.2)	(1.5)

Allstate brand	$(360)	$(123)	(5.3)	(1.8)	$(580)	$(210)	(4.2)	(1.6)
Encompass brand	(1)	11	—	0.1	2	10	—	0.1
Total Allstate Protection	$(361)	$(112)	(5.3)	(1.7)	$(578)	$(200)	(4.2)	(1.5)

Allstate Protection prior year favorable reserve reestimates in the three months ended June 30, 2006 and first six months of 2006 totaled $361 million and $578 million, respectively, compared to $112 million and $200 million, respectively, in the same periods of prior year, resulting primarily from late reported loss development, auto injury claim severity and catastrophe estimate development that were better than anticipated in previous estimates in Allstate Protection. Reserve reestimates in the three months ended June 30, 2006 included in catastrophe losses were net favorable reserve reestimates of $72 million after reinsurance primarily related to lower than expected severity of additional living expense for Hurricane Katrina and $57 million related to a reduction in our expected assessment from Citizens Property Insurance Corporation in Florida (“FL Citizens”) based on recent communications made by the FL Citizens Board and other government officials as discussed in Note 7 to the Condensed Consolidated Financial Statements.

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

Summarized underwriting results are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005

Premiums written	$1	$—	$1	$1

Premiums earned	$1	$(3)	$2	$(1)
Claims and claims expense	(7)	(20)	(12)	(28)
Other costs and expenses	(2)	(2)	(5)	(5)
Underwriting loss	$(8)	$(25)	$(15)	$(34)

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income increased 4.1% in the second quarter of 2006 and 5.5% in the first six months of 2006 when compared to the same periods of 2005. These increases were principally due to higher income from partnerships.

Net realized capital gains and losses, after-tax are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005
Investment write-downs	$(10)	$(4)	$(14)	$(14)
Dispositions	54	134	248	260
Valuation of derivative instruments	(29)	(14)	3	(27)
Settlements of derivative instruments	28	(7)	30	3
Realized capital gains and losses, pretax	43	109	267	222
Income tax expense	(13)	(38)	(92)	(73)
Realized capital gains and losses, after-tax	$30	$71	$175	$149

For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

•                                          On June 1, 2006, Allstate Financial completed the disposal of substantially all of its variable annuity business through reinsurance with Prudential. The disposal was effected through a combination of coinsurance and modified coinsurance reinsurance (see Note 5 to the Condensed Consolidated Financial Statements).

•                                          Net income declined 24.7% to $73 million in the second quarter of 2006 and increased 20.7% to $181 million in the first six months of 2006 compared to the same periods in 2005.

•                                          Allstate Financial gross margin increased 16.2% and 11.5% in the second quarter and first six months of 2006, respectively, compared to the same periods of 2005. Gross margin, a measure that is not based on GAAP, is defined on page 49.

•                                          Contractholder fund deposits totaled $3.88 billion and $6.07 billion for the second quarter and first six months of 2006, respectively, compared to $3.54 billion and $7.03 billion for the second quarter and first six months of 2005, respectively.

•                                          Investments as of June 30, 2006 decreased 2.1% from June 30, 2005.

ALLSTATE FINANCIAL SEGMENT

Summarized financial data is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005
Revenues
Life and annuity premiums and contract charges	$515	$499	$1,010	$1,020
Net investment income	1,048	946	2,052	1,864
Realized capital gains and losses	(80)	24	(108)	25
Total revenues	1,483	1,469	2,954	2,909

Costs and expenses
Life and annuity contract benefits	(374)	(403)	(747)	(814)
Interest credited to contractholder funds	(652)	(585)	(1,272)	(1,176)
Amortization of DAC	(193)	(181)	(313)	(365)
Operating costs and expenses	(119)	(152)	(247)	(340)
Restructuring and related charges	(3)	—	(19)	—
Total costs and expenses	(1,341)	(1,321)	(2,598)	(2,695)

Loss on disposition of operations	(34)	(4)	(87)	(8)
Income tax expense	(35)	(47)	(88)	(56)
Net income	$73	$97	$181	$150

Investments	$75,803	$77,396	$75,803	$77,396

Life and annuity premiums and contract charges   Premiums represent revenues generated from traditional life, immediate annuities with life contingencies, accident and health and other insurance products that have significant mortality or morbidity risk. Contract charges are revenues generated from interest-sensitive life, variable annuities, fixed annuities and institutional products for which deposits are classified as contractholder funds or separate accounts liabilities. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates. As a result, changes in contractholder funds are considered in the evaluation of growth and as indicators of future levels of revenues. Subsequent to the close of our reinsurance transaction with Prudential on June 1, 2006, variable annuity contract charges on the business subject to the transaction are fully reinsured to Prudential and presented net of reinsurance on the Condensed Consolidated Statements of Operations (see Note 5 to the Condensed Consolidated Financial Statements).

The following table summarizes life and annuity premiums and contract charges by product.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005

Premiums
Traditional life	$75	$64	$139	$136
Immediate annuities with life contingencies	69	50	118	123
Accident and health and other	81	108	163	212
Total premiums	225	222	420	471

Contract charges
Interest-sensitive life	210	195	417	385
Fixed annuities	19	16	36	33
Variable annuities	61	66	137	131
Total contract charges	290	277	590	549

Life and annuity premiums and contract charges	$515	$499	$1,010	$1,020

The following table summarizes life and annuity premiums and contract charges by distribution channel.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005

Premiums
Allstate agencies	$100	$104	$193	$200
Independent agents	66	78	125	176
Specialized brokers	59	39	101	93
Other	—	1	1	2
Total premiums	225	222	420	471

Contract charges
Allstate agencies	138	128	275	259
Independent agents	81	77	163	146
Financial institutions	67	66	142	129
Specialized brokers	4	6	9	14
Other	—	—	1	1
Total contract charges	290	277	590	549
Life and annuity premiums and contract charges	$515	$499	$1,010	$1,020

Total premiums increased 1.4% to $225 million in the second quarter of 2006 and declined 10.8% to $420 million in the first six months of 2006 compared to the same periods of 2005. Excluding the impact of the transfer of the loan protection business to the Allstate Protection segment in 2006, premiums increased 16.0% in the second quarter and 1.0% in the first six months of 2006 compared to the same periods of 2005.  The increase in the second quarter of 2006 was attributable to increased premiums on immediate annuities with life contingencies and increased traditional life premiums due to growth of business in force and, for traditional life products, reduced reinsurance of new term life insurance.  The increase in the first six months of 2006 was due to higher accident and health, and traditional life premiums, partially offset by lower premiums on immediate annuities with life contingencies.  The increase in accident and health premiums in the first six months of 2006 was due to growth of workplace product business in force and the increase in traditional life premiums was the result of growth of business in force and reduced reinsurance of new term life insurance. The decline in premiums on immediate annuities with life contingencies in the first six months of 2006 was the result of lower sales volume due to pricing changes and a shift in the mix of business between life contingent and non-life contingent contracts.

Contract charges increased 4.7% to $290 million in the second quarter of 2006 and 7.5% to $590 million in the first six months of 2006 compared to the same periods of 2005.  Excluding contract charges on variable annuities, substantially all of which are reinsured to Prudential effective June 1, 2006, contract charges increased 8.5% and 8.4% in the second quarter and first six months of 2006, respectively, compared to the same periods of 2005.  These increases were mostly due to higher contract charges on interest-sensitive life products resulting from growth of business in force.

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

The following table shows the changes in contractholder funds.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005 (1)	2006	2005 (1)
Contractholder funds, beginning balance	$60,253	$57,494	$60,040	$55,709

Deposits
Fixed annuities	2,016	1,528	3,217	3,274
Institutional products (funding agreements)	1,250	1,325	1,600	2,423
Interest-sensitive life	358	351	700	683
Variable annuity and life deposits allocated to fixed accounts	35	112	98	206
Bank and other deposits	218	228	457	448
Total deposits	3,877	3,544	6,072	7,034

Interest credited	664	589	1,301	1,157

Maturities, benefits, withdrawals and other adjustments
Maturities of institutional products	(559)	(589)	(1,263)	(1,293)
Benefits	(391)	(379)	(763)	(671)
Surrenders and partial withdrawals	(1,542)	(1,178)	(2,807)	(2,075)
Contract charges	(186)	(173)	(367)	(344)
Net transfers to separate accounts	(62)	(77)	(145)	(155)
Fair value hedge adjustments for institutional products	(2)	(53)	(20)	(173)
Other adjustments	(44)	4	(40)	(7)
Total maturities, benefits, withdrawals and other adjustments	(2,786)	(2,445)	(5,405)	(4,718)
Contractholder funds, ending balance	$62,008	$59,182	$62,008	$59,182

(1)          To conform to the current period presentation, certain prior period balances have been reclassified.

Contractholder funds increased 2.9% in both the second quarter of 2006 and 2005, and increased 3.3% and 6.2% in the first six months of 2006 and 2005, respectively.  Average contractholder funds increased 4.8% and 6.2% in the second quarter and first six months of 2006, respectively, compared to the same periods in 2005.

Contractholder deposits increased 9.4% in the second quarter and decreased 13.7% in the first six months of 2006, compared to the same periods of 2005.  The increase in the second quarter was the result of higher deposits on fixed annuities, mostly driven by a $274 million increase in deposits on Allstate® Treasury-Linked Annuity contracts, which provide contractholders a crediting rate that is indexed to the 5-year treasury rate resulting in upward adjusting crediting rates in a rising interest rate environment.  Additionally, higher crediting rates that were responsive to rising market interest rates increased consumer demand for other fixed annuity products.  The increase in fixed annuity deposits in the second quarter was partially offset by lower variable annuity and life deposits allocated to the fixed accounts due to the disposal of substantially all of our variable annuity business during the quarter and lower deposits on funding agreements.  The decline in the first six months of 2006 was attributable to decreased deposits on funding agreements and, to a lesser extent, lower variable annuity and life deposits allocated to fixed accounts and decreased fixed annuity deposits.  Fixed annuity deposits declined primarily from the impact of reduced consumer demand for traditional fixed annuities relative to certificates of deposit and other short-term investments in the first quarter of 2006 due to the interest rate environment and our continued focus on fixed annuity returns.  Funding agreement deposits declined 5.7% and 34.0% in the second quarter and first six months of 2006, respectively, compared to the same periods in the prior year.  The opportunistic manner in which we manage this business results in fluctuations in funding agreement deposits between periods.

Surrenders and partial withdrawals on deferred fixed annuities, interest-sensitive life products and Allstate Bank products increased 30.9% and 35.3% in the second quarter and first six months of 2006, respectively, compared to the same periods of 2005. The annualized withdrawal rate on these products was 14.0% for the second quarter and 12.9% for the first six months of 2006 based on the beginning of period contractholder funds balance. This compares to an annualized withdrawal rate of 11.3% for the second quarter and 10.2% for the first six months of 2005.  The declining and relatively low interest rate environment of the prior three years contributed to favorable withdrawal rates in 2005, and also resulted in an increased level of policies with little or no surrender charge protection.  The increases in the withdrawal rate in the second quarter and first six months of 2006 are consistent with management’s expectation that in an increasing interest rate environment contractholders whose contracts have relatively low surrender charges may choose to move their funds to competing investment alternatives.  The aging of our in-force business may cause this trend to continue.  In addition, we have implemented crediting rate strategies for renewal business to improve investment spreads on selected contracts that may also have contributed to the increased withdrawal rate.

Net investment income increased 10.8% in the second quarter and 10.1% in the first six months of 2006 compared to the same periods of 2005 due to increased investment yields and higher average portfolio balances.  The higher portfolio yields were primarily due to increased yields on floating rate instruments resulting from increases in short-term market interest rates and, to a lesser extent, higher yields on fixed income securities.  Higher average portfolio balances resulted from the investment of cash flows from operating and financing activities related primarily to deposits from fixed annuities, funding agreements and interest-sensitive life policies, partially offset by payments related to the disposition of substantially all of our variable annuity business.

Net income analysis is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005

Life and annuity premiums and contract charges	$515	$499	$1,010	$1,020
Net investment income	1,048	946	2,052	1,864
Periodic settlements and accruals on non-hedge derivative instruments (1)	14	16	30	35
Contract benefits	(374)	(403)	(747)	(814)
Interest credited to contractholder funds (2)	(636)	(570)	(1,249)	(1,122)
Gross margin	567	488	1,096	983

Amortization of DAC and DSI (3)	(205)	(130)	(374)	(259)
Operating costs and expenses	(119)	(152)	(247)	(340)
Restructuring and related charges	(3)	—	(19)	—
Income tax expense	(80)	(69)	(152)	(120)
Realized capital gains and losses, after-tax	(52)	15	(70)	16
DAC and DSI amortization relating to realized capital gains and losses, after-tax (3)	(3)	(43)	24	(104)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(9)	(10)	(19)	(22)
Loss on disposition of operations, after-tax	(23)	(2)	(58)	(4)
Net income	$73	$97	$181	$150

(1)             Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)             For purposes of calculating gross margin, amortization of deferred sales inducements (“DSI”) is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items.  Amortization of DSI totaled $(16) million and $(15) million in the three months ended June 30, 2006 and 2005, respectively, and $(23) million and $(54) million in the first six months of 2006 and 2005, respectively.

(3)             Amortization of DAC and DSI relating to realized capital gains and losses is analyzed separately because realized capital gains and losses may vary significantly between periods and obscure trends in our business.  Amortization of DAC and DSI relating to realized capital gains and losses were $(4) million and $(66) million in the second quarter of 2006 and 2005, respectively, and were $38 million and $(160) million in the first six months of 2006 and 2005, respectively.

Gross margin, a non-GAAP measure, represents life and annuity premiums and contract charges, net investment income and periodic settlements and accruals on non-hedge derivative instruments, less contract benefits and interest credited to contractholder funds excluding amortization of DSI.  We reclassify periodic settlements and accruals on non-hedge derivative instruments into gross margin to report them in a manner consistent with the economically hedged investments, replicated assets or product attributes (e.g. net investment income or interest credited to contractholder funds) and, by doing so, appropriately reflect trends in product performance.  We use gross margin as a component of our evaluation of the profitability of Allstate Financial’s life insurance and financial product portfolio.  Additionally, for many of our products, including fixed annuities, variable life and annuities, and interest-sensitive life insurance, the amortization of DAC and DSI is determined based on actual and expected gross margin.  Gross margin is comprised of three components that are utilized to further analyze the business: investment margin, benefit margin, and contract charges and fees.  We believe gross margin and its components are useful to investors because they allow for the evaluation of income components separately and in the aggregate when reviewing performance.  Gross margin, investment margin and benefit margin should not be considered as a substitute for net income and do not reflect the overall profitability of the business.  Net income is the GAAP measure that is most directly comparable to these margins.  Gross margin is reconciled to Allstate Financial’s GAAP net income in the table above.

The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

	Three Months Ended June 30,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in millions)	2006	2005	2006	2005	2006	2005	2006	2005
Life and annuity premiums	$—	$—	$225	$222	$—	$—	$225	$222
Contract charges	—	—	167	155	123	122	290	277
Net investment income	1,048	946	—	—	—	—	1,048	946
Periodic settlements and accruals on non-hedge derivative instruments (1)	14	16	—	—	—	—	14	16
Contract benefits	(134)	(129)	(240)	(274)	—	—	(374)	(403)
Interest credited to contractholder funds (2)	(636)	(570)	—	—	—	—	(636)	(570)
	$292	$263	$152	$103	$123	$122	$567	$488

	Six Months Ended June 30,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in millions)	2006	2005	2006	2005	2006	2005	2006	2005
Life and annuity premiums	$—	$—	$420	$471	$—	$—	$420	$471
Contract charges	—	—	328	307	262	242	590	549
Net investment income	2,052	1,864	—	—	—	—	2,052	1,864
Periodic settlements and accruals on non-hedge derivative instruments (1)	30	35	—	—	—	—	30	35
Contract benefits	(266)	(263)	(481)	(551)	—	—	(747)	(814)
Interest credited to contractholder funds (2)	(1,249)	(1,122)	—	—	—	—	(1,249)	(1,122)
	$567	$514	$267	$227	$262	$242	$1,096	$983

(1)             Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)             For purposes of calculating gross margin, amortization of DSI is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items.  Amortization of DSI totaled $(16) million and $(15) million in the three months ended June 30, 2006 and 2005, respectively, and $(23) million and $(54) million in the first six months of 2006 and 2005, respectively.

Gross margin increased 16.2% in the second quarter of 2006 and 11.5% in the first six months of 2006 compared to the same periods of 2005 due to higher benefit and investment margin and increased contract charges and fees.  The disposition of substantially all of Allstate Financial’s variable annuity business will result in lower gross margin in the future, which would be expected to be mostly offset by lower DAC and DSI amortization and operating expenses.

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

Investment margin by product group is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005
Annuities	$206	$175	$391	$333
Life insurance	49	57	105	117
Institutional products	34	27	64	57
Bank and other	3	4	7	7
Total investment margin	$292	$263	$567	$514

Investment margin increased 11.0% in the second quarter and 10.3% in the first six months of 2006 compared to the same periods of 2005. The increase in both periods was primarily due to growth in contractholder funds and improved yields on assets supporting deferred fixed annuities.  Additionally, the increase in the first six months of 2006 was impacted by lower average crediting rates on deferred fixed annuities resulting from contract surrenders and crediting rate actions.  In the future, the investment margin will be reduced as a result of the disposal of substantially all of Allstate Financial’s variable annuity business and anticipated dividend payments until the lost margins are replaced by sales of other products.

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2006	2005	2006	2005	2006	2005
Interest-sensitive life	6.2%	6.3%	4.8%	4.8%	1.4%	1.5%
Deferred fixed annuities	5.8	5.4	3.7	3.7	2.1	1.7
Immediate fixed annuities with and without life contingencies	7.2	7.4	6.6	6.7	0.6	0.7
Institutional	6.0	4.2	5.0	3.3	1.0	0.9
Investments supporting capital, traditional life and other products	6.3	6.2	N/A	N/A	N/A	N/A

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the six months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2006	2005	2006	2005	2006	2005
Interest-sensitive life	6.2%	6.4%	4.7%	4.8%	1.5%	1.6%
Deferred fixed annuities	5.7	5.5	3.7	3.8	2.0	1.7
Immediate fixed annuities with and without life contingencies	7.2	7.4	6.6	6.7	0.6	0.7
Institutional	5.8	4.1	4.8	3.1	1.0	1.0
Investments supporting capital, traditional life and other products	5.9	6.0	N/A	N/A	N/A	N/A

The following table summarizes the liabilities for these contracts and policies.

	As of June 30,
(in millions)	2006	2005
Immediate fixed annuities with life contingencies	$8,000	$7,830
Other life contingent contracts and other	4,151	4,807
Reserve for life-contingent contract benefits	$12,151	$12,637

Interest-sensitive life	$9,065	$8,740
Deferred fixed annuities	34,982	33,070
Immediate fixed annuities without life contingencies	3,714	3,346
Institutional	13,067	12,609
Allstate Bank	811	901
Market value adjustments related to derivative instruments and other	369	516
Contractholder funds	$62,008	$59,182

Benefit margin is a component of gross margin, both of which are non-GAAP measures.  Benefit margin represents life and life-contingent immediate annuity premiums, cost of insurance contract charges and, prior to the disposal of substantially all of our variable annuity business through reinsurance, variable annuity contract charges for contract guarantees less contract benefits.  Benefit margin excludes the implied interest on life-contingent immediate annuities, which is included in the calculation of investment margin.  We use benefit margin to evaluate Allstate Financial’s underwriting performance, as it reflects the profitability of our products with respect to mortality or morbidity risk during a fiscal period.

Benefit margin by product group is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005
Life insurance	$156	$128	$285	$266
Annuities	(4)	(25)	(18)	(39)
Total benefit margin	$152	$103	$267	$227

Benefit margin increased 47.6% in the second quarter and 17.6% in the first six months of 2006 compared to the same periods of 2005.  The increase in both periods was primarily due to improved life insurance mortality experience, growth and a favorable impact related to the lapse of certain contracts in the second quarter of 2006.  These improvements were partially offset by the impact of transferring the loan protection business to the Allstate Protection segment and a prospective reclassification of certain contract charges from benefit margin to contract charges and fees beginning in 2006.  Benefit margin for the second quarter and first six months of 2005 include $8 million and $17 million, respectively, related to the loan protection business and $13 million and $26 million, respectively, of amounts reclassified to contract charges and fees.

Amortization of DAC and DSI, excluding amortization related to realized capital gains and losses, increased 57.7% in the three months ended June 30, 2006 and 44.4% in the first six months of 2006 compared to the same periods of 2005 due to higher gross margin.  DAC and DSI amortization related to realized capital gains and losses, after-tax, changed by a favorable $40 million and $128 million in the second quarter and first six months of 2006, respectively, compared to the same periods in 2005.  The impact of realized capital gains and losses on amortization of DAC and DSI is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

DAC and DSI were reduced by $726 million and $70 million, respectively, in the second quarter of 2006 as a result of the disposition of substantially all of Allstate Financial’s variable annuity business.  This decline will result in a reduction to the amortization of DAC and DSI in the future, which is expected to be offset by the absence of gross margin on the business subject to the disposition.

Operating costs and expenses declined 21.7% and 27.4% in the second quarter and first six months of 2006, respectively, compared to the same periods of 2005.  The following table summarizes operating costs and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005

Non-deferrable acquisition costs	$48	$60	$99	$122
Other operating costs and expenses	71	92	148	218
Total operating costs and expenses	$119	$152	$247	$340

Restructuring and related charges	$3	$—	$19	$—

Non-deferrable acquisition costs declined 20.0% in the second quarter of 2006 and 18.9% in the first six months of 2006 compared to the same periods of 2005 due primarily to the transfer of the loan protection business to Allstate Protection. Non-deferrable acquisition costs related to the loan protection business amounted to $9 million and $19 million in the second quarter and first six months of 2005.  Excluding the impact of the transfer of the loan protection business, non-deferrable acquisition costs declined slightly in both periods as a result of lower non-deferrable commissions.  Other operating costs and expenses declined 22.8% in the second quarter of 2006 and 32.1% in the first six months of 2006 compared to the same periods in 2005.  The decline in other operating costs and expenses in the second quarter was primarily the result of a decline in employee and technology costs, the impact of a litigation related accrual recorded in the prior year and the transfer of the loan protection business.  The decline in other operating costs and expenses in the first six months of 2006 compared to the same period in the prior year was primarily attributable to a $28 million charge in the prior year for an increase in a liability for future benefits of a previously discontinued benefit plan as well as lower employee and technology costs and, to a lesser extent, the impact of the transfer of the loan protection business. Other operating costs and expenses for the second quarter and first six months of 2005 include $6 million and $11 million, respectively, related to the loan protection business.   Total operating costs and expenses are expected to decline in the future as a result of the disposition of substantially all of Allstate Financial’s variable annuity business.

Restructuring and related charges for the first six months of 2006 reflect costs related to the VTO accepted primarily by employees located at Allstate’s headquarters (for more information on the VTO, see Note 6 to the Condensed Consolidated Financial Statements).

Net realized capital gains and losses are presented in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005
Investment write-downs	$(4)	$(6)	$(9)	$(13)
Dispositions	(75)	58	(151)	98
Valuation of derivative instruments	(22)	(11)	14	(69)
Settlement of derivative instruments	21	(17)	38	9
Realized capital gains and losses, pretax	(80)	24	(108)	25
Income tax benefit (expense)	28	(9)	38	(9)
Realized capital gains and losses, after-tax	$(52)	$15	$(70)	$16

For further discussion of realized capital gains and losses, see the Investments section of MD&A.

INVESTMENTS

An important component of our financial results is the return on our investment portfolios.  Investment portfolios are segmented between the Property-Liability, Allstate Financial and Corporate and Other operations.  The investment portfolios are managed based upon the nature of each respective business and its corresponding liability structure.  The composition of the investment portfolios at June 30, 2006 is presented in the table below.

	Property-Liability		Allstate Financial (3)		Corporate and Other (3)		Total
(in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$31,919	80.0%	$62,024	81.8%	$1,992	71.0%	$95,935	80.9%
Equity securities (2)	6,357	15.9	424	0.6	83	3.0	6,864	5.8
Mortgage loans	539	1.4	8,666	11.4	—	—	9,205	7.8
Short-term	1,091	2.7	2,609	3.5	729	26.0	4,429	3.7
Other	3	—	2,080	2.7	—	—	2,083	1.8
Total	$39,909	100.0%	$75,803	100.0%	$2,804	100.0%	$118,516	100.0%

(1)             Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $31.64 billion, $61.76 billion and $1.89 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2)             Equity securities are carried at fair value.  Cost basis for these securities was $5.11 billion, $418 million, and $83 million for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(3)             Balances reflect the elimination of related party investments between Allstate Financial and Corporate and Other.

Total investments increased to $118.52 billion at June 30, 2006 from $118.30 billion at December 31, 2005, primarily due to positive cash flows from operating activities including increased funds associated with securities lending, partially offset by decreased net unrealized gains on fixed income securities and the transfer of funds in conjunction with our closing of the variable annuity sale.

The Property-Liability investment portfolio increased to $39.91 billion at June 30, 2006, from $39.57 billion at December 31, 2005, primarily due to positive cash flows from operating activities, partially offset by decreased net unrealized gains on fixed income securities.

The Allstate Financial investment portfolio increased to $75.80 billion at June 30, 2006, from $75.23 billion at December 31, 2005, primarily due to positive cash flows from operating and financing activities including increased funds associated with securities lending, partially offset by decreased net unrealized gains on fixed income securities and payments totaling approximately $812 million related to the disposition of substantially all of our variable annuity business.

The Corporate and Other investment portfolio decreased to $2.80 billion at June 30, 2006, from $3.49 billion at December 31, 2005, primarily due to cash flows used in financing activities, partially offset by proceeds from our debt issuance.  For further information on our debt issuance, see the Capital Resources and Liquidity section of the MD&A.

Total investments at amortized cost related to collateral received in connection with securities lending activities, funds received in connection with securities repurchase agreements, and collateral posted by counterparties related to derivative transactions, increased to $5.34 billion at June 30, 2006, from $4.10 billion at December 31, 2005.

At June 30, 2006, 94.7% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

The unrealized net capital gains on fixed income and equity securities at June 30, 2006 were $1.90 billion, a decrease of $2.68 billion or 58.5% since December 31, 2005.  The net unrealized gain for the fixed income portfolio totaled $648 million, comprised of $2.34 billion of unrealized gains and $1.69 billion of unrealized losses at June 30, 2006.  This is compared to a net unrealized gain for the fixed income portfolio totaling $3.29 billion at December 31, 2005, comprised of $3.90 billion of unrealized gains and $614 million of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at June 30, 2006, $1.63 billion or 96.5% were related to investment grade securities and are believed to be primarily a result of a rising interest rate environment.  Of the remaining $60 million of losses in the fixed income portfolio, $42 million or 70.0% were in the corporate fixed income portfolio.  The $42 million of corporate fixed income gross unrealized losses were primarily comprised of securities in the consumer goods, communications, financial services and capital goods sectors.  The gross unrealized losses in these sectors were primarily company specific and interest rate related.  Approximately $22 million of the total gross unrealized losses in the corporate fixed income portfolio were associated with the automobile industry, which includes direct debt issuances of automobile manufacturers, captive automotive financing companies and automobile parts and equipment suppliers, which are reported above in the consumer goods and financial services sectors.  Fixed income security values in the automobile industry were primarily depressed due to company specific conditions.  Additionally, approximately $6 million of the total gross unrealized losses were associated with the airline industry for which values were depressed due to economic issues and industry conditions.

The net unrealized gain for the equity portfolio totaled $1.26 billion, comprised of $1.30 billion of unrealized gains and $40 million of unrealized losses at June 30, 2006.  This is compared to a net unrealized gain for the equity portfolio totaling $1.29 billion at December 31, 2005, comprised of $1.31 billion of unrealized gains and $22 million of unrealized losses.  Within the equity portfolio, the losses were primarily concentrated in the consumer goods and technology sectors.  The losses in these sectors were company specific.

Our portfolio monitoring process identifies and evaluates, on a case-by-case basis, fixed income and equity securities whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost for fixed income securities or cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults.  As a result of approved programs involving the disposition of investments such as changes in duration and revisions to strategic asset allocations, and certain dispositions anticipated by portfolio managers, we also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery.  All securities in an unrealized loss position at June 30, 2006 were included in our portfolio monitoring process for determining which declines in value were not other-than-temporary.

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

The following table summarizes problem, restructured and potential problem fixed income securities.

	June 30, 2006			December 31, 2005
(in millions)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$87	$100	0.1%	$172	$188	0.2%
Restructured	34	34	—	33	34	—
Potential problem	139	156	0.2	178	191	0.2
Total net carrying value	$260	$290	0.3%	$383	$413	0.4%
Cumulative write-downs recognized (1)	$303			$304

(1)             Cumulative write-downs recognized only reflects write-downs related to securities within the problem, potential problem and restructured categories.

We have experienced a decrease in the amortized cost of fixed income securities categorized as problem and potential problem as of June 30, 2006 compared to December 31, 2005.  The decrease was primarily due to dispositions and the recategorization of securities upon improving conditions.

We also evaluated each of these securities through our portfolio monitoring process at June 30, 2006 and recorded write-downs when appropriate.  We further concluded that any remaining unrealized losses on these securities were temporary in nature and that we have the intent and ability to hold the security until recovery.  While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

Net Realized Capital Gains and Losses  The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005
Investment write-downs	$(14)	$(10)	$(23)	$(27)
Dispositions	(32)	192	89	360
Valuation of derivative instruments	(51)	(25)	17	(96)
Settlement of derivative instruments	49	(24)	68	12
Realized capital gains and losses, pretax	(48)	133	151	249
Income tax benefit (expense)	19	(46)	(51)	(82)
Realized capital gains and losses, after-tax	$(29)	$87	$100	$167

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

In the second quarter of 2006, we recognized $38 million of losses related to a change in our intent to hold certain securities with unrealized losses until they recover in value.  The change in our intent is primarily related to comprehensive reviews of our portfolios for both Allstate Protection and Allstate Financial, strategic asset allocations for Allstate Protection, and a liquidity strategy review in the Corporate and Other segment.  We identified $3.0 billion of securities that may be sold to achieve these objectives.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

(in millions)	June 30, 2006	December 31, 2005
Common stock, retained earnings and other shareholders’ equity items	$19,504	$18,104
Accumulated other comprehensive income	1,101	2,082
Total shareholders’ equity	20,605	20,186
Debt	5,531	5,300
Total capital resources	$26,136	$25,486

Ratio of debt to shareholders’ equity	26.8%	26.3%
Ratio of debt to capital resources	21.2%	20.8%

Shareholders’ equity increased in the first six months of 2006, primarily due to net income being partly offset by decreases in unrealized net capital gains on investments, share repurchases and dividends paid to shareholders.  As of June 30, 2006, our $4.00 billion share repurchase program, which commenced in January 2005, had $603 million remaining and is expected to be completed in 2006.

Debt increased in the first six months 2006, due to increases in long-term debt.  In March 2006, we issued $650 million of 5.95% Senior Notes due 2036, utilizing the registration statement filed with the Securities and Exchange Commission (“SEC”) in August 2003.  The proceeds of this issuance are being used for general corporate purposes, including to facilitate the repayment of the $550 million of 5.375% Senior Notes due 2006 at their scheduled maturity on December 1, 2006.

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

Allstate’s domestic property-liability and life insurance subsidiaries prepare their statutory basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile.  Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings.  As of June 30, 2006, AIC’s statutory surplus is approximately $17.6 billion compared to $14.8 billion at December 31, 2005.  As of June 30, 2006, AIC’s statutory surplus excluding Allstate Life Insurance Company (“ALIC”) is approximately $13.8 billion.

In 2005, Allstate committed to provide capital to AIC, in the form of surplus notes or contributed surplus, to maintain levels of statutory surplus as set forth in a Capital Support Commitment.  In accordance with its terms, this agreement terminated when AIC’s statutory surplus excluding ALIC exceeded $13.1 billion.  AIC’s statutory surplus excluding ALIC was approximately $13.8 billion at June 30, 2006 and the commitment terminated with no capital contribution having been made.

We have distinct groups of subsidiaries licensed to sell property and casualty insurance in New Jersey and Florida.  These groups maintain separate group ratings and are not reinsured by other Allstate subsidiaries that are not part of these respective groups. A.M. Best is currently in the process of reviewing the rating of Allstate Floridian.  The resolution of this review is influenced by developments prior to the 2006 hurricane season, which included Florida regulatory and legislative actions; Allstate and Allstate Floridian management actions such as pursuing alternative markets, reinsurance and underwriting actions; and A.M. Best’s assessment of the timing and nature of such developments and their view on the amount of capital and risk-adjusted capitalization deemed necessary to support the ratings.  Allstate Floridian will continue to pursue additional management actions as described in the Allstate Protection Segment section of the MD&A, including not offering continuing coverage, pursuing alternative markets and other underwriting actions.  AFIC and its subsidiary, Allstate Floridian Indemnity Company, have Demotech financial stability ratings of A’ that were confirmed in April 2006.  Encompass Floridian Insurance Company and Encompass Floridian Indemnity Company, both subsidiaries of AFIC, have Demotech financial stability ratings of A that were confirmed in April 2006.  AIC’s commitment to make as much as $375 million of additional capital available to AFIC expired on May 31, 2006.  A total of $159 million had been contributed under the commitment.  As of June 30, 2006, AFIC’s statutory surplus is approximately $266 million compared to $233 million at December 31, 2005.

Liquidity Sources and Uses  The following table summarizes consolidated cash flow activities by business unit for the first six months ended June 30.

	Property-Liability		Allstate Financial		Corporate and Other		Consolidated
(in millions)	2006	2005	2006	2005	2006	2005	2006	2005
Net cash provided by (used in):
Operating activities	$722	$1,746	$1,341	$1,152	$4	$270	$2,067	$3,168
Investing activities	(501)	69	(2,076)	(3,836)	680	(214)	(1,897)	(3,981)
Financing activities	(336)	(43)	1,001	2,636	(682)	(1,829)	(17)	764
Net increase (decrease) in consolidated cash							$153	$(49)

Property-Liability  Lower cash provided by operating activities for Property-Liability in the first six months of 2006, compared to the first six months of 2005 were primarily due to higher claim payments, partially offset by the receipt of a tax refund and increased premiums.

Cash flows used in investing activities were the result of higher investment purchases, partially offset by proceeds from sales of securities.

Cash flows used in financing activities increased in the first six months of 2006 as the result of repayment of short-term debt.

Allstate Financial  Higher operating cash flows for Allstate Financial in the first six months of 2006, compared to the first six months of 2005 primarily related to higher investment income.

Cash flows used in investing activities decreased in the first six months of 2006 primarily due to decreased net cash provided by financing activities, partially offset by the investment of higher operating cash flows. Cash flows used in investing activities also include the settlement of the disposal of substantially all of our variable annuity business.

Cash provided by financing activities declined in the first six months of 2006 as a result of lower contractholder fund deposits and higher surrenders and partial withdrawals.  For quantification of the changes in contractholder funds, see the Allstate Financial Segment section of the MD&A.

During 2006, as a result of the disposal of substantially all of Allstate Financial’s variable annuity business, dividends of $400 to $500 million are expected to be paid by ALIC to its parent AIC, of which $125 million was paid during the second quarter of 2006.  The payment of the additional remaining dividends in 2006 is subject to regulatory approval.

Corporate and Other  Fluctuations in the Corporate and Other operating cash flows were primarily due to the timing of intercompany settlements.  Investing activities primarily relate to activity in the portfolio of Kennett Capital, Inc. (“Kennett Capital”).  Financing cash flows of the Corporate and Other segment reflect actions such as fluctuations in short-term debt, repayment of debt, proceeds from the issuance of debt, dividends to shareholders of The Allstate Corporation and share repurchases; therefore, financing cash flows are affected when we increase or decrease the level of these activities.

The sources of liquidity for The Allstate Corporation include but are not limited to dividends from AIC and $2.46 billion of investments at Kennett Capital at June 30, 2006.  Without the prior approval from the Illinois Department of Insurance, AIC does not have the statutory capacity to pay dividends to The Allstate Corporation until the third quarter of 2006.

We have access to additional borrowing to support liquidity as follows:

•      A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of June 30, 2006, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance fluctuates daily.

•      A five-year revolving credit facility expiring in 2009 totaling $1.00 billion to cover short-term liquidity requirements.  This facility contains an increase provision that would make up to an additional $500 million available for borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under this line of credit during the first six months of 2006. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•      In May 2006, we filed a universal shelf registration statement with the SEC.  In accordance with rules adopted by the SEC in 2005, this registration statement covers an unspecified amount of securities.  We can use it to issue debt securities, common stock, preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of subsidiaries.  The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.  This registration statement, under which we have not yet issued any securities, replaced our 2003 universal shelf registration statement.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended June 30, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. These statements may address, among other things, our strategy for growth, catastrophe exposure management, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the Securities and Exchange Commission, and those in Part I, Item 1A of The Allstate Corporation Annual Report on Form 10-K for 2005, which are hereby incorporated herein by reference.   There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 - April 30, 2006	3,648,701	$53.1190	3,645,100	$897 million
May 1, 2006 - May 31, 2006	3,403,589	$56.4080	3,349,700	$708 million
June 1, 2006 - June 30, 2006	1,956,221	$54.1359	1,942,000	$603 million
Total	9,008,511	$54.5825	8,936,800

(1)            In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in satisfaction of withholding taxes due upon the exercise of stock options and the vesting of restricted stock held by employees and/or directors.

April:	3,601
May:	53,889
June:	14,221

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

Item 4. Submission of Matters to a Vote of Security Holders

On May 16, 2006, Allstate held its annual meeting of stockholders.  Eleven board nominees for director were elected for terms expiring at the 2007 annual meeting of stockholders.  In addition, the stockholders ratified the appointment of Deloitte & Touche LLP as Allstate’s independent registered public accounting firm 2006, and approved the Amended and Restated 2001 Equity Incentive Plan and the 2006 Equity Compensation Plan for Non-Employee Directors.  There were two stockholder proposals presented and voted on at the meeting.  The proposal regarding a majority vote standard in the election of directors did not receive the vote of a majority of the shares represented and entitled to vote at the meeting.  The proposal regarding simple majority voting did receive the vote of a majority of the shares represented and entitled to vote at the meeting.

Election of Directors.

Nominee	Votes for	Votes Withheld
F. Duane Ackerman	541,568,681	14,387,562
James G. Andress	534,136,509	21,819,734
W. James Farrell	539,597,413	16,358,830
Jack M. Greenberg	541,936,190	14,020,053
Ronald T. LeMay	542,720,128	13,236,115
Edward M. Liddy	533,087,537	22,868,706
J. Christopher Reyes	544,303,174	11,653,069
H. John Riley, Jr.	541,369,539	14,586,704
Joshua I. Smith	545,254,993	10,701,250
Judith A. Sprieser	544,421,396	11,534,847
Mary Alice Taylor	528,069,245	27,886,998

Ratify appointment of Deloitte & Touche LLP as Allstate’s independent registered public accounting firm for 2006.

Votes For	Votes Against	Votes Abstained
540,897,411	10,762,832	4,295,998

Approve the Amended and Restated 2001 Equity Incentive Plan.

Votes For	Votes Against	Votes Abstained	Broker Non-votes
408,128,135	73,074,199	6,100,322	68,653,587

Approve the 2006 Equity Compensation Plan for Non-Employee Directors.

Votes For	Votes Against	Votes Abstained	Broker Non-votes
406,869,475	73,793,582	6,639,600	68,653,586

Stockholder proposal on Director Election Majority Vote Standard.

Votes For	Votes Against	Votes Abstained	Broker Non-votes
216,571,120	261,297,359	9,431,700	68,656,064

Stockholder proposal on Simple Majority Vote.

Votes For	Votes Against	Votes Abstained	Broker Non-votes
347,284,275	132,397,428	7,615,104	68,659,436

Item 6.	Exhibits

	(a)	Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

August 8, 2006	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

4

Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

10.1	The Allstate Corporation Amended and Restated 2001 Equity Incentive Plan, incorporated herein by reference to Appendix C of The Allstate Corporation’s Proxy Statement filed March 27, 2006.

10.2	The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, incorporated herein by reference to Appendix D of The Allstate Corporation’s Proxy Statement filed March 27, 2006.

10.3

Form of Option Award Agreement under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation current report on Form 8-K filed May 19, 2006.

10.4

Form of Restricted Stock Unit Award Agreement under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.4 to The Allstate Corporation current report on Form 8-K filed May 19, 2006.

10.5

Form of Option Award Agreement under The Allstate Corporation Amended and Restated 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed July 20, 2006.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 8, 2006, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1