Form 10-Q
period 2006-09-30
ALLSTATE CORP
filed 2006-11-01
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Yes ☐            No ☒

As of October 27, 2006, the registrant had 624,941,736 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Revenues
Property-liability insurance premiums earned	$6,801	$6,781	$20,537	$20,201
Life and annuity premiums and contract charges	444	505	1,454	1,525
Net investment income	1,554	1,457	4,613	4,264
Realized capital gains and losses	(61)	199	90	448
	8,738	8,942	26,694	26,438

Costs and expenses
Property-liability insurance claims and claims expense	4,012	8,529	11,879	16,706
Life and annuity contract benefits	388	395	1,135	1,209
Interest credited to contractholder funds	667	608	1,939	1,784
Amortization of deferred policy acquisition costs	1,160	1,160	3,522	3,557
Operating costs and expenses	726	713	2,252	2,266
Restructuring and related charges	52	10	171	36
Interest expense	90	85	261	251
	7,095	11,500	21,159	25,809

Loss on disposition of operations	(1)	(4)	(89)	(12)

Income (loss) from operations before income tax expense (benefit)	1,642	(2,562)	5,446	617

Income tax expense (benefit)	484	(1,014)	1,666	(107)

Net income (loss)	$1,158	$(1,548)	$3,780	$724

Earnings per share:

Net income (loss) per share - Basic	$1.84	$(2.36)	$5.95	$1.09

Weighted average shares - Basic	629.0	654.8	635.4	666.3

Net income (loss) per share - Diluted	$1.83	$(2.36)	$5.91	$1.08

Weighted average shares - Diluted	633.9	654.8	639.9	671.9

Cash dividends declared per share	$0.35	$0.32	$1.05	$0.96

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
(in millions, except par value data)	2006	2005
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $97,188 and $94,777)	$99,919	$98,065
Equity securities, at fair value (cost $5,922 and $4,873)	7,377	6,164
Mortgage loans	9,116	8,748
Short-term	3,845	3,470
Other	1,924	1,850
Total investments	122,181	118,297

Cash	327	313
Premium installment receivables, net	4,943	4,739
Deferred policy acquisition costs	5,391	5,802
Reinsurance recoverables, net	5,979	5,180
Accrued investment income	1,072	1,074
Property and equipment, net	1,004	1,040
Goodwill	825	825
Other assets	3,007	3,567
Separate Accounts	15,595	15,235
Total assets	$160,324	$156,072

Liabilities
Reserve for property-liability insurance claims and claims expense	$19,131	$22,117
Reserve for life-contingent contract benefits	12,672	12,482
Contractholder funds	62,395	60,040
Unearned premiums	10,680	10,294
Claim payments outstanding	753	1,263
Other liabilities and accrued expenses	11,049	8,804
Deferred income taxes	320	351
Short-term debt	—	413
Long-term debt	5,529	4,887
Separate Accounts	15,595	15,235
Total liabilities	138,124	135,886

Commitments and Contingent Liabilities (Note 7)

Shareholders’ Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 627 million and 646 million shares outstanding	9	9
Additional capital paid-in	2,905	2,798
Retained income	28,075	24,962
Deferred ESOP expense	(84)	(90)
Treasury stock, at cost (273 million and 254 million shares)	(10,674)	(9,575)

Accumulated other comprehensive income:
Unrealized net capital gains and losses	1,961	2,090
Unrealized foreign currency translation adjustments	38	22
Minimum pension liability adjustment	(30)	(30)
Total accumulated other comprehensive income	1,969	2,082
Total shareholders’ equity	22,200	20,186
Total liabilities and shareholders’ equity	$160,324	$156,072

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(in millions)	2006	2005
	(Unaudited)

Cash flows from operating activities
Net income	$3,780	$724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(156)	(37)
Realized capital gains and losses	(90)	(448)
Loss on disposition of operations	89	12
Interest credited to contractholder funds	1,939	1,784
Changes in:
Policy benefits and other insurance reserves	(3,061)	4,193
Unearned premiums	373	548
Deferred policy acquisition costs	(251)	(188)
Premium installment receivables, net	(199)	(234)
Reinsurance recoverables, net	796	(228)
Income taxes payable	455	(1,151)
Other operating assets and liabilities	(30)	294
Net cash provided by operating activities	3,645	5,269

Cash flows from investing activities
Proceeds from sales
Fixed income securities	18,654	15,711
Equity securities	3,375	3,152
Investment collections
Fixed income securities	3,598	4,545
Mortgage loans	1,390	971
Investment purchases
Fixed income securities	(23,868)	(23,964)
Equity securities	(4,042)	(3,206)
Mortgage loans	(1,722)	(1,604)
Change in short-term investments, net	658	446
Change in other investments, net	(90)	(57)
Disposition of operations	(812)	(2)
Purchases of property and equipment, net	(108)	(186)
Net cash used in investing activities	(2,967)	(4,194)

Cash flows from financing activities
Change in short-term debt, net	(413)	(43)
Proceeds from issuance of long-term debt	644	789
Repayment of long-term debt	(19)	(1,198)
Contractholder fund deposits	8,137	8,614
Contractholder fund withdrawals	(7,402)	(6,647)
Dividends paid	(653)	(621)
Treasury stock purchases	(1,259)	(2,247)
Other	301	272
Net cash used in financing activities	(664)	(1,081)

Net increase (decrease) in cash	14	(6)
Cash at beginning of period	313	414
Cash at end of period	$327	$408

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

The condensed consolidated financial statements and notes as of September 30, 2006, and for the three-month and nine-month periods ended September 30, 2006 and 2005 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

Pending accounting standards

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”)

In October 2005, the AICPA issued SOP 05-1.   SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”.  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract.  The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006.  The Company is currently assessing the impact of the SOP on its results of operations and financial position.  Based on the issued standard, the Company does not expect the impact of the adoption to have a material effect on its results of operations or financial position; however, the standard is currently under review and clarifications or revisions may be issued by the American Institute of Certified Public Accountants and/or the Financial Accounting Standards Board that could affect the Company’s impact assessment.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”)

In February 2006, the FASB issued SFAS No. 155, which, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.  At the date of initial adoption, the Company must decide whether or not to remeasure its then existing hybrid financial instruments in accordance with SFAS No. 155 or retain its current accounting under SFAS No. 133.  All securities acquired on or after January 1, 2007 must be accounted for in accordance with the new guidance.  The Company will adopt SFAS No. 155 as of January 1, 2007, but has not yet determined if it will utilize the option to fair value hybrid contracts owned at the date of adoption and subject to SFAS No. 133.

Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”)

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities.  The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities.   FIN 48 is effective for fiscal years beginning after December 15, 2006.  FIN 48 is not expected to have a material effect on the results of operations or financial position of the Company.

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”)

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements under GAAP.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption.  Based on the Company’s current use of fair value measurements, SFAS No. 157 is not expected to have a material effect on the results of operations or financial position of the Company.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”)

In September 2006, the FASB issued SFAS No. 158 which requires recognition in the Statements of Financial Position of the over or under funded status of defined pension and other postretirement plans, measured as the difference between the fair value of plan assets and the projected benefit obligation for the pension plans and the accumulated benefit obligation for other postretirement benefit plans.  This effectively requires the recognition of all previously unrecognized actuarial gains and losses and prior service costs as a component of accumulated other comprehensive income, net of tax.  In addition, SFAS No. 158 requires that on a prospective basis the actuarial gains and losses and the prior service costs and credits that arise during any reporting period but are not recognized as components of net periodic benefit cost be recognized as a component of other comprehensive income, net of tax, the measurement date of the plans to be the same as the Statements of Financial Position, and disclosure in the notes to the financial statements of certain effects on the net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits.  Guidance relating to the recognition of the over or under funded status of the plan and additional disclosure requirements is effective for periods ending after December 15, 2006.  Guidance relating to the measurement date of the plans is effective for the years ending after December 15, 2008.  There is no impact on results of operations or cash flows. Retrospective application of this standard is not permitted.  However, based on the Company’s current interpretation and the most recent measurement date of its plans of October 31, 2005, as of December 31, 2005, if the standard had been effective and adopted, the impact of adoption would have resulted in a decrease in shareholders’ equity of $1.37 billion.  Adoption impacts will be based on the most recent measurement date of the plans as of December 31, 2006, which is October 31, 2006.

Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”)

In September 2006, the SEC issued SAB 108 in order to eliminate the diversity of practice in the process by which misstatements are quantified for purposes of assessing materiality on the financial statements.  SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures.  If a company’s existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.  The provisions of SAB 108 must be applied no later than the annual financial statements issued for the first fiscal year ending after November 15, 2006. The Company’s adoption of SAB 108 in the fourth quarter of 2006 for the fiscal year then ended is not expected to have a material effect on its results of operations or financial position.

2.              Earnings per share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share is computed based on weighted average number of common and dilutive potential common shares outstanding.  For Allstate, dilutive potential common shares consist of outstanding stock options and unvested restricted stock units.

The computation of basic and diluted earnings per share are presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2006	2005	2006	2005
Numerator:
Net income (loss)	$1,158	$(1,548)	$3,780	$724

Denominator:
Weighted average common shares outstanding	629.0	654.8	635.4	666.3
Effect of potential dilutive securities:
Stock options	3.5	—	3.2	5.2
Unvested restricted stock units	1.4	—	1.3	0.4
Weighted average common and dilutive potential common shares outstanding	633.9	654.8	639.9	671.9
Earnings per share—Basic:	$1.84	$(2.36)	$5.95	$1.09
Earnings per share—Diluted:	$1.83	$(2.36)	$5.91	$1.08

As a result of the third quarter 2005 net loss, weighted average dilutive potential common shares outstanding, resulting from stock options and restricted stock units of 5.1 million and 0.5 million, respectively, were not included in the computation of diluted earnings per share for the three-month period ended September 30, 2005 since inclusion of these securities had an anti-dilutive effect. In the absence of the net loss, weighted average common and dilutive potential common shares outstanding would have totaled 660.4 million.

Options to purchase 5.1 million and 0.3 million Allstate common shares, with exercise prices ranging from $52.23 to $61.90 and $58.47 to $61.90, were outstanding at September 30, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share for the three-month periods.  Options to purchase 5.9 million and 0.5 million Allstate common shares, with exercise prices ranging from $50.79 to $61.90 and $56.25 to $61.90, were outstanding at September 30, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share for the nine-month periods.   These options were excluded either because their exercise prices exceeded the average market price of Allstate common shares during the period or because the unrecognized compensation cost on the options would have an anti-dilutive effect.

3.              Supplemental Cash Flow Information

Non-cash investment exchanges and modifications, which primarily reflect refinancing of fixed income securities and mergers completed with equity securities, totaled $81 million and $36 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

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

	Nine months ended September 30,
(in millions)	2006	2005

Net change in fixed income securities	$(492)	$(1,219)
Net change in short-term investments	(875)	479
Operating cash flow used	$(1,367)	$(740)

Liabilities for collateral and security repurchase, beginning of year	$(4,102)	$(4,854)
Liabilities for collateral and security repurchase, end of period	(5,469)	(5,594)
Operating cash flow provided	$1,367	$740

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

Management believes that the reserve for property-liability claims and claims expense, net of reinsurance recoverables, is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by that date based on available facts, technology, laws and regulations.

5.              Reinsurance

Property-liability insurance premiums earned and life and annuity premiums and contract charges have been reduced by the reinsurance premium ceded amounts shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2006	2005	2006	2005

Property-liability insurance premiums earned	$336	$151	$772	$429
Life and annuity premiums and contract charges	233	171	572	511

Property-liability insurance claims and claims expense and life and annuity contract benefits have been reduced by the reinsurance recovery amounts shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2006	2005	2006	2005

Property-liability insurance claims and claims expense	$118	$466	$401	$833
Life and annuity contract benefits	161	135	424	429

Property-liability

The Company entered into the following reinsurance agreements effective June 1, 2006:  aggregate excess of loss agreement that covers storms named or numbered by the National Weather Service, earthquakes, and fires following earthquakes for personal lines auto and property business countrywide except for Florida; New Jersey excess of loss agreement that covers personal property catastrophe losses in excess of the New Jersey multi-year agreement  entered into in 2005; South-East agreement that covers personal property excess catastrophe losses for storms named or numbered by the National Weather Service in 10 Atlantic and Gulf states and the District of Columbia; and four reinsurance agreements entered into by Allstate Floridian Insurance Company (“AFIC”), a subsidiary of the Company, for personal property excess catastrophe losses in Florida.  The Company also entered into a California Fire Following agreement, effective February 1, 2006, that covers personal property excess catastrophe losses in California for fires following earthquakes.  In addition, the Company has multi-year reinsurance treaties, effective June 1, 2005, that cover excess catastrophe losses in Connecticut, New Jersey, New York, and Texas.  The Company also has an excess of loss agreement, effective June 1, 2005, that covers excess catastrophe losses in Florida.  On May 31, 2006, the Company terminated the multi-year treaties, effective June 1, 2005, in North Carolina and South Carolina.  The Company also renewed its catastrophe reimbursement agreement, effective June 1, 2006, with the Florida Hurricane Catastrophe Fund (“FHCF”).  Under these contracts, the Company ceded premiums earned of $214 million and $406 million in the three-month and nine-month periods ended September 30, 2006, compared to $60 million and $136 million in the three-month and nine-month periods ended September 30, 2005.

AFIC entered into a 100% quota share reinsurance agreement, effective April 1, 2006, with Royal Palm Insurance Company (“Royal Palm”) on selected personal property policies written in Florida.  AFIC plans to no longer offer coverage on these policies after their contract terms expire, at which time Royal Palm may offer coverage to these policyholders.  Any qualifying recoveries from the Florida Hurricane Catastrophe Fund (“FHCF”) and the existing excess of loss agreement will be shared with Royal Palm under this agreement.  In the second quarter of 2006, the Company ceded $63 million of unearned premiums on the policies subject to the agreement at April 1, 2006 and recorded the related transfer of cash in cash flows from operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.  AFIC also ceded $28 million and $57 million, and $3 million and $9 million of premiums earned and claims and claims expense, respectively, in the three-month and nine-month periods ended September 30, 2006.

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

As a result of the modified coinsurance reinsurance, the separate account assets remain on the Company’s Condensed Consolidated Statements of Financial Position, but the related results of operations are fully reinsured to Prudential beginning on June 1, 2006 and presented net of reinsurance on the Condensed Consolidated Statements of Operations. In contrast, $1.36 billion of assets supporting general account liabilities have been transferred to Prudential, net of consideration, under the coinsurance reinsurance provisions. The general account liabilities of $1.63 billion, however, remain on the Condensed Consolidated Statements of Financial Position with a corresponding reinsurance recoverable and the results of operations are presented net of reinsurance. For purposes of presentation in the Condensed Consolidated Statements of Cash Flows, the Company treated the reinsurance of substantially all the variable annuity business of ALIC and ALNY to Prudential as a disposition of operations, consistent with the substance of the transaction which was the disposition of a block of business accomplished through reinsurance. Accordingly, the net consideration transferred to Prudential, $731 million (computed as $1.36 billion of general account insurance liabilities transferred to Prudential on the closing date less consideration of $628 million), the cost of hedging the ceding commission received from Prudential, $69 million, pretax, and the costs of executing the transaction, $12 million, pretax, were classified as a disposition of operations in the cash flows from investing activities section of the Condensed Consolidated Statements of Cash Flows. The Reinsurance Agreements do not extinguish the Company’s primary liability under the variable annuity contracts.

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

Pursuant to the Agreement, the final market-adjusted consideration was $628 million. The disposal resulted in a gain of $88 million pretax for ALIC, which was deferred as a result of the disposition being executed through reinsurance. The deferred gain decreased to $78 million as of September 30, 2006, due to closing adjustments and amortization. The deferred gain is included as a component of other liabilities and accrued expenses on the Condensed Consolidated Statements of Financial Position, and is amortized to loss on dispositions of operations on the Condensed Consolidated Statements of Operations over the life of the reinsured business which is estimated to be approximately 18 years. For ALNY, the transaction resulted in a loss of $6 million pretax, which was recognized in the second quarter. ALNY’s reinsurance loss and other amounts related to the disposal of the business, including the initial costs and final market value settlements of the derivatives acquired by ALIC to economically hedge substantially all of the exposure related to market adjustments between the effective date of the Agreement and the closing of the transaction, transactional expenses incurred and amortization of ALIC’s deferred reinsurance gain, were included as a component of loss on disposition of operations on the Condensed Consolidated Statements of Operations and amounted to $59 million, after-tax, in the nine months ended September 30, 2006. During the third quarter of 2006, loss on disposition of operations on the Condensed Consolidated Statements of Operations included $1 million, after-tax, of amortization of ALIC’s deferred gain. Deferred acquisition costs (“DAC”) and deferred sales inducements (“DSI”) were reduced by $726 million and $70 million, respectively, as of the effective date of the transaction for balances related to the variable annuity business subject to the Reinsurance Agreements.

In the five-months of 2006, prior to the disposition of substantially all of the variable annuity business, ALIC’s and ALNY’s variable annuity business generated approximately $127 million in contract charges.  In the three-month and nine-month periods ended September 30, 2006, life and annuity premiums and contract charges of $72 million and $94 million, contract benefits of $15 million and $20 million, interest credited to contractholder funds of $17 million and $22 million, and operating costs and expenses of $29 million and $39 million, respectively, were ceded to Prudential pursuant to the Reinsurance Agreements.

The separate account balances related to the modified coinsurance reinsurance were $14.55 billion as of September 30, 2006.  Separate account balances totaling approximately $1.05 billion at September 30, 2006 related to the variable life business, and three affiliated companies that the Company plans to sell continue to be retained by ALIC.  In 2005, ALIC’s and ALNY’s variable annuity business generated approximately $278 million in contract charges.  The separate account balances were $14.23 billion and general account balances were $1.81 billion as of December 31, 2005.

6.              Company Restructuring

The Company undertakes various programs to reduce expenses.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program and the Company’s 2006 voluntary termination offer (“VTO”).  The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $52 million and $10 million for the three-month periods ended September 30, 2006 and 2005, respectively, and $171 million and $36 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

Restructuring and related charges include $35 million and $141 million for the three-month and nine-month periods ended September 30, 2006 related to the Company’s VTO and reduction in force.  The VTO included severance, which was recorded as a restructuring liability.   The VTO also included one-time termination benefits for accelerated vesting of stock-based incentive compensation, eligibility for postretirement benefits, and a non-cash pension settlement charge recorded during the third quarter, which were expensed as incurred.  The VTO was offered to most employees located at the Company’s headquarters during the first quarter and was completed during the second quarter of 2006.

The following table illustrates the changes in the restructuring liability during the nine-month period ended September 30, 2006:

(in millions)	Employee costs	Exit costs	Total liability
VTO Program
Balance at the beginning of the year	$—	$—	$—
Expense incurred	97	—	97
Net adjustments to liability	(3)	—	(3)
Payments applied against liability	(94)	—	(94)
Balance at the end of the period	—	—	—
Other Programs
Balance at the beginning of the year	7	3	10
Expense incurred	16	—	16
Payments applied against liability	(1)	(1)	(2)
Balance at the end of the period	22	2	24
Total	$22	$2	$24

The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.

7.              Guarantees and Contingent Liabilities

State facility assessments

AFIC sells and services Allstate’s Florida residential property policies.  AFIC and its subsidiaries are subject to assessments from Citizens Property Insurance Corporation in the state of Florida (“FL Citizens”), which was created to provide insurance to property owners unable to obtain coverage in the private insurance market.  FL Citizens, at the discretion and direction of its Board of Governors (“FL Citizens Board”), can levy a regular assessment on participating companies for a deficit in any calendar year up to a maximum of the greater of 10% of the deficit or 10% of Florida property premiums industry-wide for the prior year.  An insurer may recoup a regular assessment through a surcharge to policyholders.  In order to recoup its FL Citizens regular assessment, an insurer must file for a policy surcharge with the Florida Office of Insurance Regulation (“FL OIR”) at least fifteen days prior to imposing the surcharge on policies.  If a deficit remains after the regular assessment, FL Citizens can also fund any remaining deficit through emergency assessments in the current and subsequent years.  Companies are required to collect the emergency assessments directly from residential property policyholders and remit to FL Citizens as collected.  In addition, FL Citizens may issue bonds to further fund a deficit.  Participating companies are obligated to purchase any unsold bonds issued by FL Citizens.

FL Citizens reported losses from Hurricane Wilma in 2005, which followed a deficit for the 2004 plan year.  The FL Citizens Board met at the end of May 2006 and certified the 2005 FL Citizens deficit at $1.73 billion of which $920 million was to be funded through a regular assessment. The remainder of the deficit and the continuing growth of Citizens will be funded by $3.1 billion in bonds that were sold in the third quarter of 2006.  Should the actions taken by Citizens not produce adequate cash flow to cover the debt, the Company would be subject to an emergency assessment.  In the third quarter of 2006, the Company reduced its accrual for an expected regular assessment from FL Citizens by $12 million to $14 million based on recent communications made by the FL Citizens Board and other government officials.  The Company had accrual balances of $83 million as of March 31, 2006 and $26 million as of June 30, 2006 based on communications it had received as of those dates indicating a future regular assessment was both probable and could be reasonably estimated.  The Company estimates that the recoupment from policyholders will be approximately $12 million which will be recognized as billed.

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

Guarantees

The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective September 30, 2006, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $19 million at September 30, 2006.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that range from less than one year to three years.  Historically, the Company has not made any material payments pursuant to these guarantees.

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $240 million at September 30, 2006.  The obligations associated with these fixed income securities expire at various times during the next seven years.

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2006.

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

•                  For the reasons specified above, it is often not possible to make meaningful estimates of the amount or range of loss that could result from the matters described below in the “Proceedings” subsection.  The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, “Accounting for Contingencies”, when making accrual and disclosure decisions.  When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

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

Proceedings

There are two multi-state certified class action lawsuits pending against Allstate in state courts alleging that its failure to pay “inherent diminished value” to insureds under the collision, comprehensive, or uninsured motorist property damage liability provisions of auto policies constitutes breach of contract and fraud.  Plaintiffs define “inherent diminished value” as the difference between the market value of the insured automobile before an accident and the market value after repair.  Plaintiffs allege that they are entitled to the payment of inherent diminished value under the terms of the policy.  To a large degree, these lawsuits mirror similar lawsuits filed against other carriers in the industry.  A trial in the case involving collision and comprehensive coverage concluded on April 29, 2004, with a jury verdict in favor of the Company.  The plaintiffs filed an appeal from the judgment, and on June 1, 2006, the judgment for Allstate was affirmed by the appellate court.  The plaintiffs requested a reconsideration of this ruling, which was denied by the court.  The plaintiffs then filed a petition for leave to appeal to the Illinois Supreme Court, and that petition is currently pending.  In the other case, which involves uninsured motorist property damage coverage, the trial court certified a 19 state class action.  The appellate court granted the Company’s petition for review of the order of certification, and has affirmed the certification.  The Company filed a petition to appeal to the Washington Supreme Court, which was denied.  The case has been remanded to the trial court for further proceedings.  The Company has been vigorously defending these lawsuits and, since 1998, has been implementing policy language in more than 40 states reaffirming that its collision and comprehensive coverages do not include diminished value claims.  The outcome of these disputes remains uncertain.

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

The Company is defending a number of matters filed in the aftermath of Hurricanes Katrina and Rita, including several statewide putative class action lawsuits pending in Mississippi, Louisiana and Texas.  In one matter, the Mississippi Attorney General filed a suit asserting that the flood exclusion found in Allstate’s and other insurance companies’ policies is either ambiguous, unenforceable as unconscionable or contrary to public policy, or inapplicable to the damage suffered in the wake of Hurricane Katrina.  In a purported class action in Mississippi, some members of the Mississippi Windstorm Underwriters Association (“MWUA”) have filed suit against the MWUA board members and the companies they represent, including an Allstate subsidiary, alleging that the Board purchased insufficient reinsurance to protect the MWUA members.  These suits seek primarily declaratory relief, and in some cases, actual and punitive damages in unspecified amounts.  These matters are in various stages of development and Allstate intends to vigorously defend them.  The outcome of these disputes is currently uncertain.  Additionally, the Louisiana Attorney General had filed a lawsuit seeking a declaration that two recently enacted state laws are constitutionally valid and enforceable.  These state laws extend the contractual period to file claims or file suit for losses arising out of the hurricanes by one additional year to a total of two years.  The Louisiana Supreme Court recently ruled that the state legislature could constitutionally extend the prescriptive period under the present circumstances and, therefore, these laws are valid and enforceable.

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

The Company is defending certain matters relating to the Company’s agency program reorganization announced in 1999.  These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (the “EEOC I” suit) and a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (the “Romero I” suit).  In March 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to Allstate “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order.  The case otherwise remains pending.  The EEOC also filed another lawsuit in October 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit).  In EEOC II, in October 2006, the court granted partial summary judgment to the EEOC.  Although the court did not determine that the Company was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether the Company had reasonable factors other than age to support the rehire policy.  The Company is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization.  These plaintiffs have asserted breach of contract and ERISA claims.  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue.  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in April 2005.  In all of these various matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  Allstate has been vigorously defending these lawsuits and other matters related to its agency program reorganization.  The outcome of these disputes is currently uncertain.

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

The Company is defending its homeowners insurance rates and discount programs in administrative actions filed by the Texas Department of Insurance.  The Department is focusing, as they have with other insurers, on the reasonableness of the Company’s rates for the risks to which they apply.  On July 13, 2005, the Administrative Law Judge granted partial summary disposition in the Company’s favor on almost all of the Department’s claims regarding the Company’s discount program.  In the rate proceeding, on May 22, 2006, following an administrative hearing, the Commissioner of Insurance ordered the Company to reduce its homeowners rates by 5% and to pay refunds on the difference plus interest back to December 30, 2004, for which the Company has been accruing.  The Company has filed a petition for judicial review of the Commissioner’s rate refund order with the district court, and has also filed and implemented a 5% rate decrease occurring in two stages.

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

Asbestos and environmental

Allstate’s reserves for asbestos claims were $1.40 billion and $1.37 billion, net of reinsurance recoverables of $832 million and $831 million, at September 30, 2006 and December 31, 2005, respectively.  Reserves for environmental claims were $201 million and $205 million, net of reinsurance recoverables of  $57 million and $47 million, at September 30, 2006 and December 31, 2005, respectively.  Approximately 67% and 68% of the total net asbestos and environmental reserves at September 30, 2006 and December 31, 2005, respectively, were for incurred but not reported estimated losses.

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

8.     Components of Net Periodic Pension and Postretirement Benefit Costs

The components of net periodic cost for the Company’s pension and postretirement benefit plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2006	2005	2006	2005

Pension benefits
Service cost (1)	$46	$46	$139	$156
Interest cost	76	71	228	212
Expected return on plan assets	(80)	(79)	(241)	(235)
Amortization of:
Prior service costs	(1)	(1)	(2)	(2)
Net loss	36	34	107	100
Settlement loss (2)	95	9	108	27
Net periodic pension cost	$172	$80	$339	$258

Postretirement benefits
Service cost (1)	$6	$6	$19	$25
Interest cost	17	17	51	50
Amortization of:
Prior service costs	—	—	(1)	(1)
Net loss	—	1	1	5
Special termination benefit	—	—	3	—
Net periodic postretirement cost	$23	$24	$73	$79

(1)          In the nine-months ended September 30, 2005, the Company recognized $19 million and $4 million pretax for pension and postretirement benefits, respectively, related to a non-recurring increase in liability for future benefits of a discontinued benefit plan.

(2)          In the three-months ended September 30, 2006, the Company recognized an $89 million pretax non-cash settlement charge as a result of higher lump sum payments to participants of the Company’s pension plans.

9.     Equity Incentive Plans

The Company currently has two equity incentive plans that permit it to grant nonqualified stock options, incentive stock options, restricted or unrestricted shares of the Company’s stock and restricted stock units to certain employees and directors of the Company.  The total compensation expense related to these equity awards was $15 million and $19 million with income tax benefits of $6 million for both three-month periods ended September 30, 2006 and 2005, respectively.  For the nine-month periods ended September 30, 2006 and 2005, the total compensation expense related to these equity awards was $81 million and $69 million, respectively, with income tax benefits of $28 million and $24 million.  Total cash received from the exercise of options was $227 million with a tax benefit realized of $44 million during the nine months ended September 30, 2006.

The Company records compensation expense related to awards under these plans over the vesting period of each grant.  The Company records compensation expense for employees eligible for continued vesting upon retirement over the vesting period to the date that the employee is eligible for retirement.  As of September 30, 2006, total unrecognized compensation cost related to all nonvested awards was $123 million, which is expected to be recognized over the weighted average vesting period of 2.21 years.

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

A maximum of 49.6 million shares of common stock will be subject to awards under the plans, subject to adjustment in accordance with the plans’ terms.  At September 30, 2006, 22.8 million shares were reserved and remained available for future issuance under these plans.  The Company uses its treasury shares for these issuances.

The fair value of each option grant is estimated on the date of grant using a binomial lattice model for the 2006 and 2005 grants, and the Black-Scholes pricing model for prior years’ grants.  The Company uses historical data to estimate option exercise and employee termination within the valuation model.  In addition, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted is derived from the output of the binominal lattice model and represents the period of time that options granted are expected to be outstanding.  The expected volatility of fair value is implied based on traded options and historical volatility of the Company’s common stock.  The expected dividends are based on the current dividend yield of the Company’s stock as of the date of the grant.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The assumptions used are shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Weighted average expected term	5.91 years	4.27 years	7.11 years	7.28 years
Expected volatility	17.52-30.00%	14.70-30.00%	17.52-30.00%	12.78-30.00%
Weighted average volatility	28.10%	23.32%	28.08%	27.43%
Expected dividends	2.42%	2.20%	2.60%	2.41%
Risk-free rate	4.77-5.18%	3.04-4.25%	4.33-5.18%	2.26-4.38%

A summary of option activity for the nine months ended September 30, 2006 is shown in the following table.

	Number (in 000s)	Weighted average exercise price	Aggregate intrinsic value (in 000s)	Weighted average remaining contractual term
Outstanding at January 1, 2006	24,508	$39.90
Granted	4,971	53.88
Exercised	(4,150)	36.29
Forfeited	(402)	49.45
Expired	(35)	53.81
Outstanding at September 30, 2006:	24,892	$43.12	$485,394	6.3 years
Outstanding, net of expected forfeitures	24,061	$43.12	$469,190	6.3 years
Outstanding, exercisable (“vested”)	14,503	$37.99	$212,179	5.1 years

The weighted average grant date fair value of options granted was $14.95 and $11.83 during the three-month periods ended September 30, 2006 and 2005, respectively, and was $15.25 and $14.54 during the nine-month periods ended September 30, 2006 and 2005, respectively.  The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $43 million and $48 million for the three-month periods ended September 30, 2006 and 2005, respectively, and was $84 million and $167 million for the nine-month periods ended September 30, 2006 and 2005, respectively.  The total fair value of options vested was $0.5 million and $2.4 million during the three-month periods ended September 30, 2006 and 2005, respectively, and was $60.4 million and $79.2 million during the nine-month periods ended September 30, 2006 and 2005, respectively.

For the nine months ended September 30, 2006, the changes in restricted stock and restricted stock units are shown in the following table.

	Number (in 000s)	Weighted average grant date fair value
Nonvested at January 1, 2006	2,186	$41.02
Granted	884	53.85
Vested	(160)	40.37
Forfeited	(73)	47.46
Nonvested at September 30, 2006	2,837	$44.89

The fair value of restricted stock and restricted stock units is based on the market value of the Company’s stock as of the date of the grant.  The weighted average grant date fair value of restricted stock and restricted stock units granted was $55.74 and $55.11 during the three-month periods ended September 30, 2006 and 2005, respectively, and was $53.85 and $52.92 during the nine-month periods ended September 30, 2006 and 2005, respectively.  The total fair value of restricted stock and restricted stock units vested was $1.6 million during the three-month period ended September 30, 2006 and no restricted stock or restricted stock units vested during the three-month period ended September 30, 2005.  The total fair value of restricted stock and restricted stock units vested was $8.9 million and $0.3 million during the nine-month periods ended September 30, 2006 and 2005, respectively.

The following table illustrates the effect on net income and earnings per share as if SFAS No. 123 had been applied to all outstanding and unvested options during 2005.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net (loss) income, as reported	$(1,548)	$724
Add: Employee stock option expense included in net (loss) income, after-tax (1)	7	24

Deduct: Total employee stock option expense determined under fair value based method for all awards, after-tax	(8)	(32)
Pro forma net (loss) income	$(1,549)	$716

Earnings per share—Basic:
As reported	$(2.36)	$1.09
Pro forma	(2.37)	1.07

Earnings per share—Diluted:
As reported	$(2.36)	$1.08
Pro forma	(2.37)	1.07

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

10.   Business Segments

Summarized revenue data for each of the Company’s business segments are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2006	2005	2006	2005
Revenues
Property-Liability
Property-liability insurance premiums earned
Standard auto	$4,199	$4,086	$12,498	$12,118
Non-standard auto	377	438	1,177	1,345
Auto	4,576	4,524	13,675	13,463
Homeowners	1,561	1,589	4,815	4,732
Other	664	667	2,045	2,006
Allstate Protection	6,801	6,780	20,535	20,201
Discontinued Lines and Coverages	—	1	2	—
Total property-liability insurance premiums earned	6,801	6,781	20,537	20,201
Net investment income	455	454	1,382	1,333
Realized capital gains and losses	(34)	163	233	385
Total Property-Liability	7,222	7,398	22,152	21,919

Allstate Financial
Life and annuity premiums and contract charges
Traditional life	68	68	207	204
Immediate annuities with life contingencies	59	37	177	160
Accident and health and other	84	113	247	325
Total life and annuity premiums	211	218	631	689
Interest-sensitive life	215	196	632	581
Fixed annuities	17	16	53	49
Variable annuities	1	75	138	206
Total contract charges	233	287	823	836
Total life and annuity premiums and contract charges	444	505	1,454	1,525
Net investment income	1,063	974	3,115	2,838
Realized capital gains and losses	(30)	27	(138)	52
Total Allstate Financial	1,477	1,506	4,431	4,415

Corporate and Other
Service fees	2	3	7	7
Net investment income	36	29	116	93
Realized capital gains and losses	3	9	(5)	11
Total Corporate and Other before reclassification of service fees	41	41	118	111
Reclassification of service fees (1)	(2)	(3)	(7)	(7)
Total Corporate and Other	39	38	111	104
Consolidated Revenues	$8,738	$8,942	$26,694	$26,438

(1)             For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2006	2005	2006	2005
Net income
Property-Liability
Underwriting income (loss)
Allstate Protection	$1,196	$(3,227)	$3,652	$(1,218)
Discontinued Lines and Coverages	(118)	(136)	(133)	(170)
Total underwriting income (loss)	1,078	(3,363)	3,519	(1,388)
Net investment income	455	454	1,382	1,333
Income tax (expense) benefit on operations	(466)	1,124	(1,523)	291
Realized capital gains and losses, after-tax	(22)	99	153	248
Loss on disposition of operations, after-tax	—	—	(1)
Property-Liability net income (loss)	1,045	(1,686)	3,530	484

Allstate Financial
Life and annuity premiums and contract charges	444	505	1,454	1,525
Net investment income	1,063	974	3,115	2,838
Periodic settlements and accruals on non-hedge derivative financial instruments	14	14	44	49
Contract benefits and interest credited to contractholder funds	(1,059)	(1,003)	(3,080)	(2,961)
Operating costs and expenses and amortization of deferred policy acquisition costs	(244)	(270)	(840)	(819)
Restructuring and related charges	(5)	(1)	(24)	(1)
Income tax expense on operations	(65)	(63)	(217)	(189)
Operating income	148	156	452	442
Realized capital gains and losses, after-tax	(19)	17	(89)	33
Deferred policy acquisition costs and deferred sales inducements amortization relating to realized capital gains and losses, after-tax	16	(2)	40	(106)
Non-recurring increase in liability for future benefits, after-tax (1)	—	—	—	(22)
Reclassification of periodic settlements and accruals on non-hedge financial instruments, after-tax	(9)	(10)	(28)	(32)
Loss on disposition of operations, after-tax	(1)	(7)	(59)	(11)
Allstate Financial net income	135	154	316	304

Corporate and Other
Service fees(2)	2	3	7	7
Net investment income	36	29	116	93
Operating costs and expenses	(91)	(82)	(266)	(255)
Restructuring and related charges	—	—	(1)	—
Income tax benefit on operations	29	29	81	84
Operating loss	(24)	(21)	(63)	(71)
Realized capital gains and losses, after-tax	2	5	(3)	7
Corporate and Other net loss	(22)	(16)	(66)	(64)
Consolidated net income (loss)	$1,158	$(1,548)	$3,780	$724

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

11.   Other Comprehensive Income

The components of other comprehensive income (loss) on a pretax and after-tax basis are as follows:

	Three months ended September 30,
	2006			2005
(in millions)	Pretax	Tax	After-tax	Pretax	Tax	After-tax

Unrealized net holding gains (losses) arising during the period, net of related offsets	$1,570	$(549)	$1,021	$(734)	$257	$(477)
Less: reclassification adjustment of realized capital gains and losses	235	(82)	153	89	(31)	58
Unrealized net capital gains (losses)	1,335	(467)	868	(823)	288	(535)
Unrealized foreign currency translation adjustments	—	—	—	23	(8)	15
Other comprehensive income (loss)	$1,335	$(467)	868	$(800)	$280	(520)
Net income (loss)			1,158			(1,548)
Comprehensive income (loss)			$2,026			$(2,068)

	Nine months ended September 30,
	2006			2005
(in millions)	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized net holding (losses) gains arising during the period, net of related offsets	$(11)	$4	$(7)	$(761)	$266	$(495)
Less: reclassification adjustment of realized capital gains and losses	188	(66)	122	296	(104)	192
Unrealized net capital (losses) gains	(199)	70	(129)	(1,057)	370	(687)
Unrealized foreign currency translation adjustments	25	(9)	16	12	(4)	8
Other comprehensive (loss) income	$(174)	$61	(113)	$(1,045)	$366	(679)
Net income			3,780			724
Comprehensive income			$3,667			$45

12.   Capital Structure

In March 2006, the Company issued $650 million of 5.95% Senior Notes due 2036.  The net proceeds are to be used for general corporate purposes, including to facilitate the repayment of the $550 million of 5.375% Senior Notes at their scheduled maturity on December 1, 2006.

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

In July 2006, the Company established an investment management variable interest entity (“VIE”) that holds assets under the management of Allstate Investment Management Company, a subsidiary of the Company, on behalf of unrelated third party investors. The VIE had assets consisting primarily of investment securities and cash totaling $400 million and liabilities, primarily long-term debt, totaling $410 million at September 30, 2006. The Company does not consolidate the VIE because it is not the primary beneficiary. The Company’s maximum loss exposure related to its investment in the VIE is the current carrying value of its investment, which was $15 million at September 30, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Allstate Corporation:

We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of September 30, 2006, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
November 1, 2006

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

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

HIGHLIGHTS

•             Net income increased to $1.16 billion in the third quarter of 2006 from a net loss of $1.55 billion in the third quarter of last year, and to $3.78 billion in the first nine months of 2006 from $724 million in the first nine months of last year.  Net income per diluted share increased to $1.83 in the third quarter of 2006 from a net loss per diluted share of $2.36 in the third quarter of last year, and to $5.91 in the first nine months of 2006 from $1.08 in the first nine months of last year.

•             Total revenues decreased 2.3% to $8.74 billion in the third quarter of 2006 from $8.94 billion in the third quarter of last year, and increased 1.0% to $26.69 billion in the first nine months of 2006 from $26.44 billion in the first nine months of last year.

•             Book value per share increased 18.3% to $35.08 as of September 30, 2006 compared to $29.66 as of September 30, 2005 and increased 13.1% compared to $31.01 as of December 31, 2005.

•             For the twelve months ended September 30, 2006, return on the average of beginning and ending period shareholders’ equity increased 14.0 points to 23.2% from 9.2% for the twelve months ended September 30, 2005.

•             Property-Liability premiums earned increased 0.3% to $6.80 billion in the third quarter of 2006 from $6.78 billion in the third quarter of 2005 and increased 1.7% to $20.54 billion for the first nine months of 2006 from $20.20 billion for the first nine months of 2005.

•             The Property-Liability combined ratio was 84.1 in the third quarter of 2006 compared to 149.6 in the third quarter of 2005 and 82.9 in the first nine months of 2006 compared to 106.9 in the first nine months of 2005.  The effect of catastrophe losses on the combined ratio was 2.5 points and 69.4 points in the third quarter of 2006 and 2005, respectively, and 2.6 points and 24.8 points in the first nine months of 2006 and 2005, respectively.

•             Allstate Financial net income declined 12.3% to $135 million in the third quarter of 2006 and increased 3.9% to $316 million in the first nine months of 2006 compared to the same periods in 2005.

CONSOLIDATED NET INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Revenues
Property-liability insurance premiums earned	$6,801	$6,781	$20,537	$20,201
Life and annuity premiums and contract charges	444	505	1,454	1,525
Net investment income	1,554	1,457	4,613	4,264
Realized capital gains and losses	(61)	199	90	448
Total revenues	8,738	8,942	26,694	26,438

Costs and expenses
Property-liability insurance claims and claims expense	(4,012)	(8,529)	(11,879)	(16,706)
Life and annuity contract benefits	(388)	(395)	(1,135)	(1,209)
Interest credited to contractholder funds	(667)	(608)	(1,939)	(1,784)
Amortization of deferred policy acquisition costs	(1,160)	(1,160)	(3,522)	(3,557)
Operating costs and expenses	(726)	(713)	(2,252)	(2,266)
Restructuring and related charges	(52)	(10)	(171)	(36)
Interest expense	(90)	(85)	(261)	(251)
Total costs and expenses	(7,095)	(11,500)	(21,159)	(25,809)

Loss on disposition of operations	(1)	(4)	(89)	(12)
Income tax (expense) benefit	(484)	1,014	(1,666)	107
Net income (loss)	$1,158	$(1,548)	$3,780	$724

Property-Liability	$1,045	$(1,686)	$3,530	$484
Allstate Financial	135	154	316	304
Corporate and Other	(22)	(16)	(66)	(64)
Net income (loss)	$1,158	$(1,548)	$3,780	$724

PROPERTY-LIABILITY HIGHLIGHTS

•                  Premiums written decreased 0.5% in the third quarter of 2006 from the third quarter of 2005 and increased 0.9% in the first nine months of 2006 over the first nine months of 2005.  Allstate brand standard auto premiums written increased 2.2% and 3.3% in the third quarter and first nine months of 2006, respectively, over the same periods of 2005.  Allstate brand homeowners premiums written decreased 2.6% and 0.1% in the third quarter and first nine months of 2006, respectively, from the same periods of 2005.  Premiums written is an operating measure that is defined and reconciled to premiums earned on page 30.

•                  The impact of the cost of the catastrophe reinsurance program on premiums written and premiums earned totaled $214 million in the third quarter of 2006 compared to $60 million in the same period of 2005.  The impact of the cost of the catastrophe reinsurance program on premiums written and premiums earned totaled $406 million in the first nine months of 2006 compared to $136 million in the same period of 2005.  Excluding this cost, premiums written grew 1.6% and 2.2% in the third quarter and first nine months of 2006, respectively, when compared to the same periods of 2005.

•                  Allstate brand standard auto new issued applications decreased 1.4% in the third quarter of 2006 from the same period of 2005 and increased 1.2% in the first nine months of 2006 over the first nine months of 2005.  Allstate brand homeowners new issued applications decreased 19.8% in the third quarter of 2006 from the same period of 2005 and 16.6% in the first nine months of 2006 from the first nine months of 2005.

•                  Policies in force (“PIF”) as of the third quarter of 2006 when compared to the third quarter of 2005 for Allstate brand standard auto and homeowners increased 2.6% and 0.6%, respectively.

•                  The Allstate brand standard auto renewal ratio was 90.1 in the third quarter of 2006 compared to 90.5 in the third quarter of 2005 and 90.1 in the first nine months of 2006 compared to 90.7 in the first nine months of 2005.  The Allstate brand homeowners renewal ratio was 87.4 in the third quarter of 2006 compared to 88.5 in the third quarter of 2005 and 87.2 in the first nine months of 2006 compared to 88.4 in the first nine months of 2005.

•                  Claim frequencies (rate of claim occurrence), excluding catastrophes, in the auto and homeowners insurance lines continue to decline, while current year claim severity (average cost per claim) was higher, when compared to the third quarter and first nine months of 2005.

•                  Underwriting income for Property-Liability was $1.08 billion in the third quarter of 2006 compared to an underwriting loss of $3.36 billion in the third quarter of 2005.  Underwriting income for Property-Liability was $3.52 billion in the first nine months of 2006 compared to an underwriting loss of $1.39 billion in the first nine months of 2005.  Underwriting income, a measure that is not based on generally accepted accounting principles (“GAAP”), is defined below.

•                  Catastrophe losses in the third quarter of 2006 totaled $169 million compared to $4.71 billion in the same period of 2005.  Catastrophe losses in the first nine months of 2006 totaled $531 million compared to $5.02 billion in the same period of 2005.

•                  Prior year favorable net reserve reestimates in the third quarter of 2006 totaled $221 million compared to $150 million in the third quarter of 2005 and $787 million in the first nine months of 2006 compared to $322 million in the first nine months of 2005.

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

Underwriting income (loss), a measure that is not based on GAAP and is reconciled to net income on page 29, is calculated as premiums earned, less claims and claims expense (“losses”), amortization of deferred policy acquisition costs (“DAC”), operating costs and expenses and restructuring and related charges, as determined using GAAP.  We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results.  It is also an integral component of incentive compensation.  It is useful for investors to evaluate the components of income separately and in the aggregate when reviewing performance.  Underwriting income (loss) should not be considered as a substitute for net income and does not reflect the overall profitability of the business.  Net income is the GAAP measure most directly comparable to underwriting income (loss).

The table below includes GAAP operating ratios we use to measure our profitability.  We believe that they enhance an investor’s understanding of our profitability.  They are calculated as follows:

•                  Claims and claims expense (“loss”) ratio — the ratio of claims and claims expense to premiums earned.  Loss ratios include the impact of catastrophe losses.

•                  Expense ratio — the ratio of amortization of DAC, operating costs and expenses and restructuring and related charges to premiums earned.

•                  Combined ratio — the ratio of claims and claims expense, amortization of DAC, operating costs and expenses and restructuring and related charges to premiums earned.  The combined ratio is the sum of the loss ratio and the expense ratio. The difference between 100% and the combined ratio represents underwriting income as a percentage of premiums earned.

We have also calculated the following impacts of specific items on the GAAP operating ratios because of the volatility of these items between fiscal periods.

•                  Effect of catastrophe losses on combined ratio — the percentage of catastrophe losses included in claims and claims expense to premiums earned.

•                  Effect of pretax reserve reestimates on combined ratio — the percentage of pretax reserve reestimates included in claims and claims expense to premiums earned.

•                  Effect of restructuring and related charges on combined ratio — the percentage of restructuring and related charges to premiums earned.

•                  Effect of Discontinued Lines and Coverages on combined ratio — the ratio of claims and claims expense and other costs and expenses in the Discontinued Lines and Coverages segment to Property-Liability premiums earned.  The sum of the effect of Discontinued Lines and Coverages on the combined ratio and the Allstate Protection combined ratio is equal to the Property-Liability combined ratio.

Summarized financial data, a reconciliation of underwriting income to net income and GAAP operating ratios for our Property-Liability operations are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratios)	2006	2005	2006	2005
Premiums written	$7,123	$7,158	$20,922	$20,733

Revenues
Premiums earned	$6,801	$6,781	$20,537	$20,201
Net investment income	455	454	1,382	1,333
Realized capital gains and losses	(34)	163	233	385
Total revenues	7,222	7,398	22,152	21,919

Costs and expenses
Claims and claims expense	(4,012)	(8,529)	(11,879)	(16,706)
Amortization of DAC	(1,039)	(1,029)	(3,088)	(3,061)
Operating costs and expenses	(625)	(577)	(1,905)	(1,787)
Restructuring and related charges	(47)	(9)	(146)	(35)
Total costs and expenses	(5,723)	(10,144)	(17,018)	(21,589)

Loss on disposition of operations	—	—	(1)	—
Income tax (expense) benefit	(454)	1,060	(1,603)	154
Net income (loss)	$1,045	$(1,686)	$3,530	$484

Underwriting income (loss)	$1,078	$(3,363)	$3,519	$(1,388)
Net investment income	455	454	1,382	1,333
Income tax (expense) benefit on operations	(466)	1,124	(1,523)	291
Realized capital gains and losses, after-tax	(22)	99	153	248
Loss on disposition of operations, after-tax	—	—	(1)	—
Net income (loss)	$1,045	$(1,686)	$3,530	$484

Catastrophe losses	$169	$4,707	$531	$5,017

GAAP operating ratios
Claims and claims expense (“loss”) ratio	59.0	125.8	57.9	82.7
Expense ratio	25.1	23.8	25.0	24.2
Combined ratio	84.1	149.6	82.9	106.9
Effect of catastrophe losses on combined ratio	2.5	69.4	2.6	24.8
Effect of pretax reserve reestimates on combined ratio	(3.2)	(2.2)	(3.8)	(1.6)
Effect of restructuring and related charges on combined ratio	0.7	0.1	0.7	0.2
Effect of Discontinued Lines and Coverages on combined ratio	1.7	2.0	0.7	0.9

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

A reconciliation of premiums written to premiums earned is presented in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Premiums written:
Allstate Protection	$7,123	$7,158	$20,921	$20,732
Discontinued Lines and Coverages	—	—	1	1
Property-Liability premiums written	7,123	7,158	20,922	20,733
Increase in unearned premiums(1)	(352)	(393)	(609)	(548)
Other (1)	30	16	224	16
Property-Liability premiums earned	$6,801	$6,781	$20,537	$20,201

Premiums earned:
Allstate Protection	$6,801	$6,780	$20,535	$20,201
Discontinued Lines and Coverages	—	1	2	—
Property-Liability	$6,801	$6,781	$20,537	$20,201

(1)             Nine months ended September 30, 2006 includes the transfer of $152 million to Property-Liability unearned premiums related to the loan protection business previously managed by Allstate Financial.  Prior periods have not been reclassified.

ALLSTATE PROTECTION SEGMENT

Throughout 2006 we have been implementing our strategy to manage our property catastrophe exposure to provide our shareholders an acceptable return on the risks assumed in our property business and to reduce the variability of our earnings, while providing protection to our customers.  Although in many areas of the country we are currently achieving returns within acceptable risk tolerances, we continue to seek solutions to improve returns in areas that have known exposure to hurricanes, earthquakes and other catastrophes.  We will continue to reduce our catastrophe exposure over time while working to mitigate the impact of our actions on customers.  We are also working for changes in the regulatory environment, including fewer restrictions on underwriting, recognizing the need for and improving appropriate risk based pricing and promoting the creation of government sponsored, privately funded solutions.  Our property business includes personal homeowners, commercial property and other property lines.

Actions we have taken or are considering to attain an acceptable catastrophe exposure level in our property business include:

•                  removing wind coverage from certain policies and allowing our agencies to help customers apply for wind coverage through state facilities such as wind pools;

•                  changing rates, deductibles and coverage;

•                  placing limitations on new business writings;

•                  changing underwriting requirements, including limitations in coastal and adjacent counties;

•                  not offering continuing coverage to some existing policyholders;

•                  purchasing reinsurance or other forms of risk transfer arrangements;

•                  discontinuing coverage for certain types of residences; and/or

•                  withdrawing from certain markets.

Examples of catastrophe exposure actions taken during 2006, related to our risk of hurricane loss,  include purchasing additional reinsurance on a countrywide basis for our personal lines property insurance, and in areas most exposed to hurricanes (for further information on our reinsurance program see the Allstate Protection Reinsurance section of the MD&A); a limitation on personal homeowners new business writings in coastal areas of

Texas, Louisiana, Mississippi, and certain other states; and not offering continuing coverage on select policies in eight coastal counties in the state of New York, which may continue for several years.  Additionally, we have entered into a reinsurance agreement to cede losses incurred on 120,000 personal property policies in the state of Florida to Royal Palm Insurance Company (“Royal Palm”).  Allstate Floridian plans to no longer offer coverage on these policies after their contract terms expire, at which time Royal Palm may offer coverage to these policyholders.

Actions taken during 2006 related to our risk of earthquake loss include the previous announcement to no longer offer new optional earthquake coverage in most states and to begin removing optional earthquake coverage on approximately 400,000 property policies at December 31, 2005 (now 330,000 policies at September 30, 2006) upon renewal in most states.  In California, we have changed homeowners underwriting requirements in an effort to reduce our exposure to fires following earthquakes.  We have also purchased reinsurance for fires following earthquakes.

We have entered into arrangements to make earthquake coverage available through other insurers for new and renewal business in 11 states.  During the third quarter of 2006, we entered into an arrangement to make earthquake coverage available, through other insurers, for many of the approximately 140,000 renewal homeowners customers in the states of Alabama, Arkansas, Illinois, Indiana, Missouri, Mississippi, Ohio, South Carolina and Tennessee.  This arrangement is also applicable for new homeowners customers in these nine states.  Previously, Allstate entered into agreements in two states for approximately 58,000 homeowners policies with optional earthquake coverage.

By the end of 2007, we anticipate that we will have eliminated approximately 90% of our optional earthquake coverages countrywide, based on our policies in force at December 31, 2005.  Allstate’s premiums written attributable to optional earthquake coverage totaled approximately $60 million in 2005.  While this is a countrywide strategy, we will continue to have optional earthquake coverage available in certain states due to regulatory and other reasons.  We also will continue to have exposure to earthquake risk on certain policies and coverages that do not specifically exclude coverage for earthquake losses, including our auto policies, and to fires following earthquakes.  Allstate policyholders in the state of California are offered coverage through the California Earthquake Authority (“CEA”), a privately-financed, publicly-managed state agency created to provide insurance coverage for earthquake damage.  Allstate is subject to assessments from the CEA under certain circumstances.

We continue to aggressively seek recovery of our reinsurance costs.  The period over which we will file, obtain approvals where required, and implement the rates related to these costs began in 2006 but is expected to impact earned premiums over several years.  Through the end of the third quarter of 2006, we have submitted more than 350 rate filings in 29 states related to the cost of our reinsurance programs.  These rate filings are intended to reflect the cost of our reinsurance.  Accordingly, changes in the cost of reinsurance due to changes in coverage may lead to additional filings.  Including rates approved in Florida and other states related to our reinsurance programs, rates currently effective reflect approximately 35% of the total cost of our reinsurance programs, and will be included in premiums written during 2007.  We expect rates will be in effect which will reflect over 50% of the total cost of these reinsurance programs by the end of 2007, and will be included in premiums written during 2008.

While our actions taken will be primarily focused on reducing the catastrophe exposure in our homeowners and property businesses, we also consider their impact on our ability to market our auto lines.

Premiums written by brand are shown in the following tables.

	Three Months Ended September 30,
	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2006	2005	2006	2005	2006	2005
Standard auto	$3,988	$3,901	$296	$305	$4,284	$4,206
Non-standard auto	346	398	23	28	369	426
Auto	4,334	4,299	319	333	4,653	4,632
Homeowners	1,635	1,678	156	163	1,791	1,841
Other personal lines(1)	643	642	36	43	679	685
Total	$6,612	$6,619	$511	$539	$7,123	$7,158

	Nine Months Ended September 30,
	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2006	2005	2006	2005	2006	2005
Standard auto	$11,813	$11,435	$872	$900	$12,685	$12,335
Non-standard auto	1,076	1,226	72	90	1,148	1,316
Auto	12,889	12,661	944	990	13,833	13,651
Homeowners	4,543	4,548	458	463	5,001	5,011
Other personal lines(1)	1,977	1,938	110	132	2,087	2,070
Total	$19,409	$19,147	$1,512	$1,585	$20,921	$20,732

(1)             Other personal lines include involuntary auto, commercial lines, condominium, renters and other personal lines.

Premiums earned by brand are shown in the following tables.

	Three Months Ended September 30,
	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2006	2005	2006	2005	2006	2005
Standard auto	$3,909	$3,791	$290	$295	$4,199	$4,086
Non-standard auto	353	407	24	31	377	438
Auto	4,262	4,198	314	326	4,576	4,524
Homeowners	1,418	1,441	143	148	1,561	1,589
Other personal lines	626	626	38	41	664	667
Total	$6,306	$6,265	$495	$515	$6,801	$6,780

	Nine Months Ended September 30,
	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2006	2005	2006	2005	2006	2005
Standard auto	$11,627	$11,225	$871	$893	$12,498	$12,118
Non-standard auto	1,102	1,248	75	97	1,177	1,345
Auto	12,729	12,473	946	990	13,675	13,463
Homeowners	4,369	4,301	446	431	4,815	4,732
Other personal lines	1,928	1,885	117	121	2,045	2,006
Total	$19,026	$18,659	$1,509	$1,542	$20,535	$20,201

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

•                  Renewal ratio:  Renewal policies issued during the period, based on contract effective dates, divided by the total policies issued 6 months prior for auto (12 months prior for Encompass brand standard auto) or 12 months prior for homeowners.

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

Standard auto premiums written increased 1.9% to $4.28 billion in the three months ended September 30, 2006 from $4.21 billion in the same period of 2005 and 2.8% to $12.69 billion during the first nine months of 2006 as compared to $12.34 billion in the first nine months of 2005.

Our standard auto growth strategy includes actions such as the continued roll out of Allstate® Your Choice Auto (“YCA”), increased marketing, the continued roll out and refinement of Tiered Pricing, underwriting actions and agency growth.  These strategies are particularly emphasized as applicable in states impacted by our catastrophe management actions such as Florida, New York and Texas.

Allstate brand standard auto new issued applications are shown in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2006	2005	% Change	2006	2005	% Change
Allstate brand standard auto
Hurricane exposure states(1)	270	270	—	790	771	2.5
California	76	80	(5.0)	238	236	0.8
All other states	159	162	(1.9)	470	473	(0.6)

Total new issued applications	505	512	(1.4)	1,498	1,480	1.2

(1)             Hurricane exposure states are Alabama, Connecticut, Delaware, Florida, Georgia, Louisiana, Maine, Maryland, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia and Washington, D.C.

Allstate brand standard auto new issued applications in the hurricane exposure states were comparable in the three months ended September 30, 2006 and increased 2.5% in the nine months ended September 30, 2006 compared to the same periods of 2005.  In Florida, new issued applications increased 11.7% in the three months ended September 30, 2006 and 28.5% in the nine months ended September 30, 2006 compared to the same periods of 2005 due to agency growth, changes in underwriting requirements and marketing.  New issued applications in the hurricane exposure states continue to be impacted by catastrophe management actions on cross-sell opportunities and competitive pressures in certain markets.

	Three Months Ended September 30,		Nine Months Ended September 30,
Allstate brand standard auto	2006	2005	2006	2005
Renewal ratio (%)	90.1	90.5	90.1	90.7
PIF (thousands)	17,991	17,532	17,991	17,532
Average premium- gross written (six months)	$419	$417	$419	$416

Allstate brand standard auto premiums written increased 2.2% to $3.99 billion in the three months ended September 30, 2006 from $3.90 billion in the same period of 2005 and 3.3% to $11.81 billion during the first nine months of 2006 as compared to $11.44 billion in the first nine months of 2005 due to increases in PIF and average premium.  The 2.6% increase in Allstate brand standard auto PIF as of September 30, 2006 as compared to September 30, 2005 is the result of growth in policies available for renewal, resulting in increases in 34 of our 49 states and in the District of Columbia.  The Allstate brand standard auto average premium increased 0.5% for the three months ended September 30, 2006 and 0.7% in the first nine months of 2006 compared to the same periods of 2005 primarily due to higher average new premiums reflecting a shift by policyholders to newer and more expensive autos and a shift in the mix of business to more YCA policies, partly offset by net rate decreases.  The Allstate brand standard auto renewal ratio declined 0.4 points in the third quarter of 2006 and 0.6 points in the first nine months of 2006 compared to the same periods of 2005 due to competitive pressures in certain states.

Encompass brand standard auto premiums written decreased 3.0% to $296 million in the three months ended September 30, 2006 from $305 million in the same period of 2005 and decreased 3.1% to $872 million during the first nine months of 2006 as compared to $900 million in the first nine months of 2005 due to declines in PIF.  PIF declined 0.9% to 1.14 million as of September 30, 2006 compared to September 30, 2005 as a decline in the policies available to renew more than offset new business.  The 12-month average premium declined 1.0% to $979 for the three months ended September 30, 2006 from $989 in the same period of 2005 and increased 0.4% to $983 in the first nine months of 2006 from $979 in the same period of 2005.  The decline in the three months ended September 30, 2006 as compared to the same period of 2005 was primarily due to a change in the mix of business to policies with lower average premium and diminishing impacts from rate activity. The increase during the first nine months of 2006 as compared to the same period of 2005 was due to rate actions, the effect of which is declining due to a decrease in rate change activity, and a shift by policyholders to newer and more expensive autos, partially offset by a change in the mix of business to polices with a lower average premium.  The renewal ratio was 74.7% in the third quarter of 2006 compared to 76.3% in the same period of 2005 and 76.6% in the first nine months of 2006 compared to 74.6% in the same period of 2005.

We continue to pursue rate changes for standard auto in all locations when indicated.  The following table shows the net rate changes that were approved for standard auto during the three-month and nine-month periods ended September 30, 2006.  These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing new business in a state.

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	# of States	Countrywide (%) (1)	State Specific (%) (2)	# of States	Countrywide (%) (1)	State Specific (%) (2)
Allstate brand(3)	11	(0.1)	(0.9)	21	(0.3)	(1.3)
Encompass brand	1	—	5.0	10	(0.6)	(4.8)

(1)             Represents the impact in the states where rate changes were approved during the three month or nine month periods ended September 30, 2006 as a percentage of total countrywide prior year-end premiums written.

(2)             Represents the impact in the states where rate changes were approved during the three month or nine month periods ended September 30, 2006 as a percentage of total prior year-end premiums written in those states.

(3)             Rate changes in the first nine months of 2006 include rate reductions due to rate bureau changes in the state of North Carolina and a rate reduction implemented in Texas following discussions with the Department of Insurance.

Non-standard auto premiums written decreased 13.4% to $369 million in the three months ended September 30, 2006 from $426 million in the same period of 2005 and 12.8% to $1.15 billion during the first nine months of 2006 from $1.32 billion in the first nine months of 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
Allstate brand non-standard auto	2006	2005	2006	2005
Renewal ratio (%)	75.5	77.5	75.8	78.0
PIF (thousands)	984	1,151	984	1,151
Average premium-gross written (six months)	$616	$632	$618	$630

Allstate brand non-standard auto premiums written decreased 13.1% to $346 million in the three months ended September 30, 2006 from $398 million in the same period of 2005 and 12.2% to $1.08 billion during the first nine months of 2006 from $1.23 billion in the first nine months of 2005 due to declines in PIF and average premium.  Allstate brand non-standard auto new issued applications decreased 18.4% in the third quarter of 2006 and 11.4% in the first nine months of 2006 compared to the same periods of 2005 due to lower new business production as agencies continued to focus on our standard auto business.  PIF decreased 14.5% as of September 30, 2006 compared to September 30, 2005 due to new business production insufficient to offset the inherently low renewal ratio in this business.  The decline of 2.5% in average premium for the three months ended September 30, 2006 and 1.9% in the first nine months of 2006 compared to the same periods of 2005 are due to a shift in the geographic mix of business and net rate decreases.

In the fourth quarter of 2006, we expect to launch a new non-standard auto product.  We expect to have this product introduced in selective states by year-end 2007.  We anticipate that this new product will contribute favorably to the non-standard auto trends after its introduction is complete.

Encompass brand (Deerbrook) non-standard auto premiums written decreased 17.9% to $23 million in the three months ended September 30, 2006 from $28 million in the same period of 2005 and 20.0% to $72 million during the first nine months of 2006 from $90 million in the first nine months of 2005, primarily due to declines in PIF and average premium.  PIF declined 16.0% to 88 thousand as of September 30, 2006 compared to September 30, 2005.  Average premium declined 3.8% to $532 for the three months ended September 30, 2006 from $553 in the same period of 2005 and 5.0% to $537 in the first nine months of 2006 from $565 in the same period of 2005.  The renewal ratio was 68.2% in the third quarter of 2006 compared to 64.5% in the same period of 2005 and 67.3% in the first nine months of 2006 compared to 65.0% in the same period of 2005.

We continue to pursue rate changes for non-standard auto in all locations when indicated.  The following table shows the net rate changes that were approved for non-standard auto during the three-month and nine-month periods ended September 30, 2006.  These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing new business in a state.

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	# of States	Countrywide (%) (1)	State Specific (%) (2)	# of States	Countrywide (%) (1)	State Specific (%) (2)
Allstate brand(3)	—	—	—	1	(1.0)	(9.0)
Encompass brand	1	—	(10.7)	3	—	(0.2)

(1)             Represents the impact in the states where rate changes were approved during the three month or nine month periods ended September 30, 2006 as a percentage of total countrywide prior year-end premiums written.

(2)             Represents the impact in the states where rate changes were approved during the three month or nine month periods ended September 30, 2006 as a percentage of total prior year-end premiums written in those states.

(3)             Rate changes in the first nine months of 2006 include a rate reduction implemented in the state of Texas following discussions with the Department of Insurance.

Auto premiums written increased 0.5% to $4.65 billion in the three months ended September 30, 2006 from $4.63 billion in the same period of 2005 and 1.3% to $13.83 billion during the first nine months of 2006 as compared to $13.65 billion in the first nine months of 2005.  Auto includes standard auto and non-standard auto business.

	Three Months Ended September 30,		Nine Months Ended September 30,
Allstate brand auto	2006	2005	2006	2005
Renewal ratio (%)	89.2	89.6	89.2	89.7
PIF (thousands)	18,975	18,683	18,975	18,683
Average premium- gross written	$430	$431	$431	$431

Allstate brand auto premiums written increased 0.8% to $4.33 billion in the three months ended September 30, 2006 from $4.30 billion in the same period of 2005 and 1.8% to $12.89 billion during the first nine months of 2006 as compared to $12.66 billion in the first nine months of 2005 due to increases in PIF.  The 1.6% increase in Allstate brand auto PIF as of September 30, 2006 as compared to September 30, 2005 is the result of new business and growth in policies available for renewal.  Allstate brand auto new issued applications declined 3.6% to 567 thousand in the three months ended September 30, 2006 and declined 0.5% to 1.71 million in the first nine months ended September 30, 2006 when compared to the same periods of 2005 due to the impact of catastrophe management actions on cross-sell opportunities and competitive pressures in certain markets.  The Allstate brand auto average premium decreased 0.2% for the three months ended September 30, 2006 and was comparable in the first nine months of 2006 to the same period of 2005.  The decline in the three months ended September 30, 2006 as compared to the same period of 2005 was primarily due to declines in non-standard auto and a shift in the mix of business to more YCA policies for standard auto and net rate decreases. The Allstate brand auto renewal ratio declined 0.4 points in the third quarter of 2006 and 0.5 points in the first nine months of 2006 compared to the same periods of 2005 due to competitive pressures in certain states and impacts of catastrophe management actions.

Encompass brand auto premiums written decreased 4.2% to $319 million in the three months ended September 30, 2006 from $333 million in the same period of 2005 and 4.6% to $944 million during the first nine months of 2006 as compared to $990 million in the first nine months of 2005 due to declines in PIF and average premium.  PIF declined 2.2% to 1.22 million as of September 30, 2006 compared to September 30, 2005 due to a decrease in new business and declining business in force available for renewal.   Average premium (12-month for standard auto and six-month for non-standard) declined 0.6% to $924 for the three months ended September 30, 2006 from $930 in the same period of 2005 and increased 0.9% to $926 in the first nine months of 2006 from $918 in the same period of 2005.  The decline in the three months ended September 30, 2006 as compared to the same period of 2005 was primarily due to a change in the mix of business to policies with lower average premium. The increase during the first nine months of 2006 as compared to the same period of 2005 was due to rate actions, the effect of which is declining due to a decrease in rate change activity, and a shift by policyholders to newer and more expensive autos, partially offset by a change in the mix of business to policies with a lower average premium.  The renewal ratio was 73.9% in the third quarter of 2006 compared to 74.6% in the same period of 2005 and 75.4% in the first nine months of 2006 compared to 73.2% in the same period of 2005.

The following table shows the net rate changes that were approved for auto during the three-month and nine-month periods ended September 30, 2006.  These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing new business in a state.

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	# of States	Countrywide (%) (1)	State Specific (%) (2)	# of States	Countrywide (%) (1)	State Specific (%) (2)
Allstate brand(3)	11	(0.1)	(0.9)	21	(0.4)	(1.6)
Encompass brand	2	—	4.4	12	(0.6)	(4.6)

(1)             Represents the impact in the states where rate changes were approved during the three month or nine month periods ended September 30, 2006 as a percentage of total countrywide prior year-end premiums written.

(2)             Represents the impact in the states where rate changes were approved during the three month or nine month periods ended September 30, 2006 as a percentage of total prior year-end premiums written in those states.

(3)             Rate changes in the first nine months of 2006 include rate reductions due to rate bureau changes in the state of North Carolina and a rate reduction implemented in Texas following discussions with the Department of Insurance.

Homeowners premiums written decreased 2.7% to $1.79 billion in the three months ended September 30, 2006 from $1.84 billion in the same period of 2005 and 0.2% to $5.00 billion during the first nine months of 2006 as compared to $5.01 billion in the first nine months of 2005 primarily due to increases in ceded reinsurance premiums for our catastrophe reinsurance programs.

Catastrophe management actions have had an impact on our new business writings for homeowners insurance, as demonstrated by the decline in Allstate brand homeowners new issued applications in the following table.  We expect this trend to continue as we continue to address our catastrophe exposure.

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
Allstate brand homeowners	2006	2005	% Change	2006	2005	% Change

Hurricane exposure states(1)	126	158	(20.3)	367	446	(17.7)
California	13	29	(55.2)	43	87	(50.6)
All other states	121	137	(11.7)	353	382	(7.6)

Total new issued applications	260	324	(19.8)	763	915	(16.6)

(1)             Hurricane exposure states are Alabama, Connecticut, Delaware, Florida, Georgia, Louisiana, Maine, Maryland, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia and Washington, D.C.

The Allstate brand homeowners new issued applications decreased in almost all hurricane exposure states as a result of our catastrophe management actions.  The decrease in California new issued applications is due to changes in our underwriting requirements.  The decrease in all other states reflects generally lower new business in most of the states and includes the impact of earthquake coverage-related actions.

	Three Months Ended September 30,		Nine Months Ended September 30,
Allstate brand homeowners	2006	2005	2006	2005
Renewal ratio (%)	87.4	88.5	87.2	88.4
PIF (thousands)	7,841	7,792	7,841	7,792
Average premium- gross written (12 months)	$833	$797	$831	$793

Allstate brand homeowners premiums written declined 2.6% to $1.64 billion in the three months ended September 30, 2006 from $1.68 billion in the same period of 2005 and 0.1% to $4.54 billion during the first nine months of 2006 as compared to $4.55 billion in the first nine months of 2005 due to increases in ceded reinsurance premiums, partially offset by increases in PIF and average premium.  The 0.6% increase in Allstate brand homeowners PIF as of September 30, 2006 compared to September 30, 2005 is the result of growth in policies available for renewal.

PIF has been negatively impacted by our catastrophe management actions including our decision to discontinue offering coverage by Allstate Floridian for approximately 95,000 property policies, as part of the arrangement with Universal Insurance Company of North America (“Universal”) commencing in the third quarter of 2005, and 120,000 policies, as part of an arrangement with Royal Palm commencing in the fourth quarter of 2006.  Allstate Floridian plans to no longer offer coverage on these policies after they expire in accordance with their policy terms.  The policies involved in the Universal agreement expired at a rate of 13% in the third quarter of 2005, 21% in the fourth quarter of 2005, 20% in the first quarter of 2006, 25% in the second quarter of 2006, and 13% in the third quarter of 2006, and are expected to expire at a rate of 2% in the fourth quarter of 2006 and the remaining 6% during 2007.  The policies involved in the Royal Palm agreement are expected to expire at a rate of 12% in the fourth quarter of 2006, 23% in the first quarter of 2007, 26% in the second quarter of 2007, 24% in the third quarter of 2007 and 15% in the fourth quarter of 2007.  Any qualifying recoveries from the Florida Hurricane Catastrophe Fund (“FHCF”) and our excess of loss agreement in Florida will be shared with Royal Palm under this agreement.

The Allstate brand homeowners average premium increased 4.5% for the three months ended September 30, 2006 and 4.8% in the first nine months of 2006 compared to the same periods of 2005 primarily due to higher average renewal premiums related to increases in insured value and rate changes approved based on our net cost of reinsurance.  The Allstate brand homeowners renewal ratio declined 1.1 points in the third quarter of 2006 and 1.2 points in the first nine months of 2006 compared to the same periods of 2005 primarily due to our catastrophe risk management actions.

Encompass brand homeowners premiums written decreased 4.3% to $156 million in the three months ended September 30, 2006 from $163 million in the same period of 2005 and 1.1% to $458 million during the first nine months of 2006 as compared to $463 million in the first nine months of 2005 due to increases in ceded reinsurance and declines in PIF, partially offset by increases in average premium.    PIF declined 1.7% to 534 thousand as of September 30, 2006 compared to September 30, 2005 due to decreases in new business.  The 12 month average premium increased 4.6% to $1,149 for the three months ended September 30, 2006 from $1,098 in the same period of 2005 and 5.2% to $1,135 in the first nine months of 2006 from $1,079 in the same period of 2005, due to rate actions taken during the current and prior year and increases in insured value.  The renewal ratio was 82.3% in the third quarter of 2006 compared to 89.8% in the same period of 2005 and 84.7% in the first nine months of 2006 compared to 88.3% in the same period of 2005.  The declines in the renewal ratio in the three months and first nine months of 2006 compared to the same periods of 2005 were primarily due to catastrophe management actions.

The following table shows the net rate changes that were approved for homeowners during the three-month and nine-month periods ended September 30, 2006, including rate changes approved based on our net cost of reinsurance.  For a discussion relating to reinsurance costs, see the Allstate Protection Reinsurance section of the MD&A.

	Three Months Ended September 30, 2006				Nine Months Ended September 30, 2006
	# of States		Countrywide (%) (1)	State Specific (%) (2)	# of States		Countrywide (%) (1)	State Specific (%) (2)
Allstate brand(3)	5	(4)	0.4	4.1	23	(4)	1.6	1.8
Encompass brand	14	(4)	1.2	3.5	20	(4)	1.7	4.2

(1)             Represents the impact in the states where rate changes were approved during the three month or nine month periods ended September 30, 2006 as a percentage of total countrywide prior year-end premiums written.

(2)             Represents the impact in the states where rate changes were approved during the three month or nine month periods ended September 30, 2006 as a percentage of total prior year-end premiums written in those states.

(3)             Rate changes in the first nine months of 2006 include a rate reduction in the state of Texas following an administrative hearing and order issued by the Department of Insurance.

(4)             Includes Washington D.C.

Underwriting results are shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Premiums written	$7,123	$7,158	$20,921	$20,732
Premiums earned	$6,801	$6,780	$20,535	$20,201
Claims and claims expense(1)	(3,897)	(8,394)	(11,752)	(16,543)
Amortization of DAC	(1,039)	(1,029)	(3,088)	(3,061)
Operating costs and expenses(1)	(622)	(575)	(1,897)	(1,780)
Restructuring and related charges(1)	(47)	(9)	(146)	(35)
Underwriting income (loss)	$1,196	$(3,227)	$3,652	$(1,218)
Catastrophe losses	$169	$4,707	$531	$5,017

Underwriting income (loss) by brand
Allstate brand	$1,140	$(3,120)	$3,520	$(1,187)
Encompass brand	56	(107)	132	(31)
Underwriting income (loss)	$1,196	$(3,227)	$3,652	$(1,218)

(1)             During the third quarter and first nine months of 2006, higher lump sum payments to participants of the Company’s pension plans resulted in a non-cash settlement charge totaling $79 million.  Allstate Protection also had a favorable $35 million incentive benefit accrual release in the third quarter of 2005 due to lower than anticipated financial results.

Allstate Protection generated underwriting income of $1.20 billion during the three months ended September 30, 2006 compared to an underwriting loss of $3.23 billion in the same period of 2005.  For the nine months ended September 30, 2006, Allstate Protection generated underwriting income of $3.65 billion compared to an underwriting loss of $1.22 billion for the first nine months of 2005.  In both periods, the improvement was due to lower catastrophe losses, increased premiums earned, declines in auto and homeowners claim frequency excluding catastrophes and higher favorable reserve reestimates related to prior years, partially offset by the cost of the catastrophe reinsurance program, a $79 million pension settlement charge and a $35 million incentive benefit accrual release in the prior year.  For the nine months ended September 30, 2005, claims and claims expense and the claims and claims expense ratio include the effect of $120 million or 0.6 points related to an accrual for a pending settlement of a worker classification lawsuit challenging our overtime exemption under California wage and hour laws (“accrual for litigation”).

Loss ratios are a measure of profitability.  Loss ratios by product, and expense and combined ratios by brand, are shown in the following table.  These ratios are defined on page 27.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Loss Ratio		Effect of Catastrophe Losses on the Loss Ratio		Loss Ratio		Effect of Catastrophe Losses on the Loss Ratio
	2006	2005	2006	2005	2006	2005	2006	2005
Allstate brand loss ratio:
Standard auto	59.9	64.8	0.1	6.5	60.3	65.4	0.6	2.6
Non-standard auto	56.7	59.5	(0.6)	5.9	56.8	58.9	—	2.2
Auto	59.6	64.3	—	6.4	60.0	64.8	0.5	2.6
Homeowners	49.8	298.1	7.8	257.9	49.6	131.6	9.1	90.7
Other	56.6	148.6	2.1	91.3	51.8	89.9	(0.9)	33.1

Total Allstate brand loss ratio	57.1	126.5	2.0	72.8	56.8	82.7	2.3	26.0
Allstate brand expense ratio	24.8	23.3			24.7	23.7
Allstate brand combined ratio	81.9	149.8			81.5	106.4

Encompass brand loss ratio:
Standard auto	51.4	75.3	0.3	5.8	60.0	67.6	(0.5)	1.9
Non-standard auto (Deerbrook)	83.3	64.5	—	3.2	81.4	73.2	—	1.0
Auto	53.8	74.2	0.3	5.5	61.7	68.2	(0.4)	1.8
Homeowners	65.7	124.3	26.6	78.4	59.6	78.2	17.9	31.8
Other	86.9	102.4	13.2	34.1	80.3	81.0	8.5	14.1

Total Encompass brand loss ratio	59.8	90.9	8.9	28.8	62.5	72.0	5.7	11.2
Encompass brand expense ratio	29.1	29.7			28.8	30.0
Encompass brand combined ratio	88.9	120.6			91.3	102.0

Total Allstate Protection loss ratio	57.3	123.8	2.5	69.4	57.2	81.9	2.6	24.8
Allstate Protection expense ratio	25.1	23.8			25.0	24.1
Allstate Protection combined ratio	82.4	147.6			82.2	106.0

Standard auto loss ratio for the Allstate brand decreased 4.9 points in the three months ended September 30, 2006 and 5.1 points during the first nine months of 2006 when compared to the same periods of 2005 due to lower catastrophes, higher premiums earned, lower claim frequency excluding catastrophes and favorable reserve reestimates related to prior years, partially offset by higher current year claim severity.  The Allstate brand standard auto loss ratio for the first nine months of 2005 also included an accrual for litigation.  Standard auto loss ratio for the Encompass brand decreased 23.9 points in the three months ended September 30, 2006 and 7.6 points during the first nine months of 2006 when compared to the same periods of 2005 due to lower catastrophes, lower claim frequency excluding catastrophes and favorable reserve reestimates related to prior years, partially offset by higher current year claim severity and lower premiums earned.

Non-standard auto loss ratio for the Allstate brand decreased 2.8 points in the three months ended September 30, 2006 and 2.1 points during the first nine months of 2006 when compared to the same periods of 2005 due to lower catastrophes, lower claim frequency, partially offset by higher current year claim severity and lower premiums earned.  The Allstate brand non-standard auto loss ratio for the first nine months of 2005 also included an accrual for litigation.  Non-standard auto loss ratio for the Encompass brand increased 18.8 points in the three months ended September 30, 2006 and 8.2 points during the first nine months of 2006 when compared to the same periods of 2005 due to higher current year claim severity and lower premiums earned, partially offset by lower catastrophes and lower claim frequency excluding catastrophes.

Auto loss ratio for the Allstate brand decreased 4.7 points in the three months ended September 30, 2006 and 4.8 points during the first nine months of 2006 when compared to the same periods of 2005 due to lower catastrophes, higher premiums earned, lower claim frequency excluding catastrophes and favorable reserve reestimates related to prior years, partially offset by higher current year claim severity.  The Allstate brand loss ratio for the first nine months of 2005 also included an accrual for litigation.  Auto loss ratio for the Encompass brand decreased 20.4 points in the three months ended September 30, 2006 and 6.5 points during the first nine months of 2006 when compared to the same periods of 2005 due to lower catastrophes, lower claim frequency excluding catastrophes and favorable reserve reestimates related to prior years, partially offset by higher current year claim severity and lower premiums earned.

Homeowners loss ratio for the Allstate brand decreased 248.3 points in the three months ended September 30, 2006 and 82.0 points during the first nine months of 2006 when compared to the same periods of 2005.  Homeowners loss ratio for the Encompass brand decreased 58.6 points in the three months ended September 30, 2006 and 18.6 points during the first nine months of 2006 when compared to the same periods of 2005.  These decreases were primarily due to lower catastrophes, higher premiums earned during the first nine months of 2006 when compared to the same period of 2005, lower claim frequency, excluding catastrophes, and higher favorable Allstate brand reserve reestimates related to prior years, partially offset by higher current year claim severity and lower premiums earned due to higher ceded earned premium for catastrophe reinsurance.  The Allstate brand loss ratio for the first nine months of 2005 also included an accrual for litigation.

Expense ratio for Allstate Protection increased 1.3 points in the three months ended September 30, 2006 and 0.9 points during the first nine months of 2006 when compared to the same periods of 2005 due to increased restructuring charges related to the Voluntary Termination Offer (“VTO”) and a non-cash pension settlement charge of $50 million along with the impact of lower premiums earned due to higher ceded premiums for reinsurance.  The non-cash pension settlement charge impacted the expense ratio by 0.7 points and 0.2 points in the three months and nine months ended September 30, 2006, respectively.  The three months ended September 30, 2005 included a $35 million reduction in employee incentives due to lower anticipated financial results for 2005.  The incentive benefit accrual release favorably impacted the expense ratio by 0.5 points and 0.2 points for the three months and nine months ended September 30, 2005, respectively.  For further information on the VTO, see Note 6 to the Condensed Consolidated Financial Statements.

The impact of specific costs and expenses on the expense ratio are included in the following table.

	Three Months Ended September 30,
	Allstate brand		Encompass brand		Allstate Protection
	2006	2005	2006	2005	2006	2005

Amortization of DAC	15.0	14.8	19.8	20.6	15.3	15.2
Other costs and expenses	9.1	8.4	9.2	9.1	9.2	8.5
Restructuring and related charges	0.7	0.1	0.1	—	0.6	0.1
Total expense ratio	24.8	23.3	29.1	29.7	25.1	23.8

	Nine Months Ended September 30,
	Allstate brand		Encompass brand		Allstate Protection
	2006	2005	2006	2005	2006	2005

Amortization of DAC	14.7	14.7	19.7	20.6	15.1	15.1
Other costs and expenses	9.3	8.8	8.8	9.1	9.2	8.8
Restructuring and related charges	0.7	0.2	0.3	0.3	0.7	0.2
Total expense ratio	24.7	23.7	28.8	30.0	25.0	24.1

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

We anticipate that the total annualized cost of all reinsurance programs will be approximately $840 million per year or $210 million per quarter.  This represents an increase of approximately $600 million per year or $150 million per quarter over our total annualized cost experienced in 2005.  Our ceded premiums earned were $214 million in the third quarter of 2006.  We currently expect that a similar level of coverage will be purchased or renewed for the comparable 2007 period.

The terms, retentions and limits for all of Allstate’s catastrophe management reinsurance agreements in place as of June 30, 2006 are listed in the following tables.

(in millions) Coordinated coverage	Effective Date	% Placed	Reinstatement	Retention	Per Occurrence Limit

Aggregate excess(1)	6/1/2006	95	None	$2,000	$2,000

California fire following(2)	2/1/2006	95	2 limits over 28 month term, prepaid	500	1,500

Multi-year(3):	6/1/2005

Connecticut		95	2 limits over 3-year term, prepaid	114	200

New Jersey		95	1 reinstatement each contract year over 3-year term, premium required	120	200

New York(4)		90	2 limits over 3-year term, prepaid	830	1,000

Texas(5)		95	2 limits for each contract year over 3-year term, prepaid	361	650

New Jersey excess(6)	6/1/2006	95	1 reinstatement, premium required	320	200

South-East(7)	6/1/2006	80	1 limit of $220 over 1- year term; 1 reinstatement of $180 limit, premium required	500	500

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

Allstate Floridian(1)

(in millions)	Effective Date	% Placed	Reinstatement	Retention	Per Occurrence Limit
FHCF Retention (2)	6/1/2006	70	2 limits over 1-year term, prepaid	50	100

FHCF (3)	6/1/2006	90	Annual remeasurements with a first and second season coverage provision	150 for the 2 largest storms, 50 for all other storms	476

FHCF sliver (4)	6/1/2006	100	None	150	Allstate’s 10% co-participation of the FHCF recoveries estimated at $476, up to a limit of $48

Excess of loss (5)	6/1/2005	90	2 limits over 2-year term, prepaid	Excess of FHCF Limit	700

Excess of loss sliver (6)	6/1/2006	100	1 reinstatement over 1- year term, premium required	Excess of FHCF limit	5% of the excess of loss limit or $45

Additional excess of loss (7)	6/1/2006	95	None	In excess of the FHCF and excess of loss agreements	200

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

(2)             FHCF Retention - provides coverage beginning 6/1/2006 for 1 year covering personal property excess catastrophe losses on policies written by Allstate Floridian, excluding policies remaining in force by Allstate Floridian and ceded to Universal and Royal Palm.

(3)             FHCF — provides 90% reimbursement on qualifying personal property losses up to an estimated maximum per hurricane season.  Estimated coverages are calculated for AFIC and each of its subsidiaries independently, and are subject to annual remeasurements at the beginning of the FHCF fiscal year of 6/1.  As of 6/1/2006, these limits are an estimated $595 for AFIC, $128 for Allstate Floridian Indemnity Company, $37 for Encompass Floridian Insurance Company, and $8 for Encompass Floridian Indemnity Company for a total of $768.  Provisional retentions, that is, estimated retentions based on preliminary exposure data, for each of the Floridian companies are an estimated $188 for AFIC, $40 for Allstate Floridian Indemnity Company, $12 for Encompass Floridian Insurance Company, and $3 for Encompass Floridian Indemnity Company for a total of $243.  “Provisional retentions” are initial estimates subject to adjustment upward or downward to the actual retention which is determined based on the submitted exposures of all FHCF participants.

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

(5)             Excess of loss - covers excess catastrophe losses, effective June 1, 2005, and expires May 31, 2007.  This agreement is designed to attach above and contiguous to the FHCF payout and as the FHCF capacity is paid out, the retention on this agreement automatically adjusts to mirror the amount of the payout.  The limit is $900 and is 90% placed.  The noted $700 limit reflects the $200 limit acquired by Royal Palm and described in footnote 1 above.  The retention is subject to annual remeasurements on the anniversary date.

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

	South-East	Allstate Floridian(1)	Aggregate Excess	Multi-year, New Jersey excess and California fire following

Business Reinsured	Personal Lines Property business	Personal Lines Property business	Personal Lines Property and Auto business	Personal Lines Property business

Location (s)	10 states and Washington, DC	Florida	Nationwide except Florida	Each specific state

Covered Losses	1 specific peril — storms named or numbered by the National Weather Service	Multi-peril — includes hurricanes and earthquakes	3 specific perils — storms named or numbered by the National Weather Service, earthquakes, and fires following earthquakes	Multi-year and New Jersey excess: multi-perils - includes hurricanes and earthquakes California fire following: 1 specific peril — fires following earthquakes

Brands Reinsured	Allstate Brand Encompass Brand	Allstate Brand Encompass Brand	Allstate Brand Encompass Brand	Multi-year: Allstate Brand New Jersey excess and California fire following: Allstate Brand and Encompass Brand

Exclusions, other than typical market negotiated exclusions	Automobile Terrorism Commercial	Automobile Terrorism Commercial	Assessment exposure to CEA Terrorism Commercial	Automobile Terrorism Commercial

Loss Occurrence	Sum of all qualifying losses from named or numbered storms by the National Weather Service over 96 hours	Sum of all qualifying losses for specific occurrences over 168 hours As regards windstorm related occurrences over 96 hours As regards riot related occurrences over 72 hours

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

(in millions)	January 1 Reserves
	2006	2005
Auto	$10,460	$10,228
Homeowners	3,675	1,917
Other personal lines	2,619	2,289
Total Allstate Protection	$16,754	$14,434

Allstate brand	$15,423	$13,204
Encompass brand	1,331	1,230
Total Allstate Protection	$16,754	$14,434

(in millions, except ratios)	Three Months Ended September 30,				Nine Months Ended September 30,
	Reserve Reestimate		Effect on Combined Ratio		Reserve Reestimate		Effect on Combined Ratio
	2006	2005	2006	2005	2006	2005	2006	2005
Auto	$(220)	$(276)	(3.2)	(4.1)	$(579)	$(501)	(2.8)	(2.5)
Homeowners	(134)	(12)	(2.0)	(0.2)	(264)	(4)	(1.3)	—
Other personal lines	18	4	0.3	0.1	(71)	21	(0.4)	0.1
Total Allstate Protection	$(336)	$(284)	(4.9)	(4.2)	$(914)	$(484)	(4.5)	(2.4)

Allstate brand	$(321)	$(275)	(4.7)	(4.1)	$(901)	$(485)	(4.4)	(2.4)
Encompass brand	(15)	(9)	(0.2)	(0.1)	(13)	1	(0.1)	—
Total Allstate Protection	$(336)	$(284)	(4.9)	(4.2)	$(914)	$(484)	(4.5)	(2.4)

Allstate Protection prior year favorable reserve reestimates in the three months ended September 30, 2006 and first nine months of 2006 totaled $336 million and $914 million, respectively, compared to $284 million and $484 million, respectively, in the same periods of the prior year, resulting primarily from claim severity and late reported loss development that were better than anticipated in previous estimates in Allstate Protection.  Reserve reestimates in the three months and nine months ended September 30, 2006 also include favorable catastrophe loss reserve reestimates of $9 million and $135 million after reinsurance, respectively, for the 2004 and 2005 hurricanes primarily related to lower than expected claim severity for Hurricane Katrina and $12 million and $69 million, respectively, related to a reduction in our expected assessment from Citizens Property Insurance Corporation in Florida (“FL Citizens”) based on recent communications made by the FL Citizens Board and other government officials as discussed in Note 7 to the Condensed Consolidated Financial Statements.  We have also recouped $16 million and $45 million in the three months and nine months ended September 30, 2006 of the assessments paid in 2005.

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

Summarized underwriting results are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Premiums written	$—	$—	$1	$1

Premiums earned	$—	$1	$2	$—
Claims and claims expense	(115)	(135)	(127)	(163)
Other costs and expenses	(3)	(2)	(8)	(7)
Underwriting loss	$(118)	$(136)	$(133)	$(170)

Underwriting losses of $118 million in the third quarter of 2006 and $133 million in the first nine months of 2006 were primarily related to an $86 million reestimate of asbestos reserves compared to a $139 million reestimate in the same periods of 2005.  Also contributing to the 2006 underwriting losses during these periods were a $10 million reestimate of environmental reserves and a $26 million increase in the allowance for future uncollectible reinsurance recoverables.

During the quarter, we completed our annual review to evaluate and establish asbestos, environmental and other discontinued lines reserves.  Reserves are recorded in the reporting period in which they are determined.  Using established industry and actuarial best practices and assuming no change in the regulatory or economic environment, this detailed and comprehensive “ground up” methodology determines reserves based on assessments of the characteristics of exposure (e.g. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented to policyholders.

Our net asbestos reserves by type of exposure and total reserve additions are shown in the following table.

	September 30, 2006			December 31, 2005
($ in millions)	Active Policyholders	Net Reserves	% of Reserves	Active Policyholders	Net Reserves	% of Reserves
Direct policyholders(1)
-Primary	45	$16	1%	46	$18	1%
-Excess	338	214	15	333	180	13
Total	383	230	16%	379	198	14%
Assumed reinsurance		203	15		215	16
Incurred but not reported (“IBNR”) claims		963	69		960	70
Total net reserves		$1,396	100%		$1,373	100%

Reserve additions		$86			$139

Net survival ratio(2)
-Annual		7.7			6.0
-3-Year		10.6			10.7

Net survival ratio excluding commutations, policy buy-backs and settlement agreements(2)
-Annual		21.1			24.9
-3-Year		25.9			26.8

(1)             During the first nine months of 2006, 22 direct primary and excess policyholders reported new claims, and claims of 18 policyholders were closed, so the number of direct policyholders with active claims increased by 4.

(2)             Our survival ratios are at levels we consider indicative of a strong asbestos reserve position.

Reserve additions for asbestos were primarily for products-related coverage.  They were essentially a result of reestimates of liabilities for increased assumed reinsurance cessions, as ceding companies (other insurance carriers) experienced increased claim activity.  This increased claim activity over prior estimates has also resulted in an increased estimate for future claims reported.  These trends are consistent with the trends of other carriers in the industry, which we believe are related to increased publicity and awareness of coverage, ongoing litigation and bankruptcy actions.  However, we are somewhat encouraged that the pace of industry asbestos claim activity seems to be slowing, perhaps reflecting various recent state legislative actions and increased legal scrutiny of the legitimacy of claims.  IBNR now represents 69% of total net asbestos reserves, one point lower than at December 31, 2005.  IBNR provides for estimated probable future unfavorable reserve development of known claims and future reporting of additional unknown claims from current and new policyholders and ceding companies.

Our non-products case reserves represent approximately 5% of total asbestos case reserves.  We do not anticipate significant changes in this percentage as insureds’ retentions associated with excess insurance programs and assumed reinsurance exposure are seldom exceeded. We did not write direct primary insurance on policyholders with the potential for significant non-products-related loss exposure.

To further limit our asbestos exposure, we have significant reinsurance, primarily to reduce our exposure to loss in our direct excess insurance business.  Our net reinsurance recoverables are estimated to be approximately 37% of our gross estimated loss reserves.

For environmental exposures, our “ground up” review resulted in $10 million of unfavorable reserve reestimates related to existing active claims.  There was essentially no change in environmental reserve reestimates as a result of this review in 2005.

As of September 30, 2006, the allowance for uncollectible reinsurance was $235 million, or approximately 20% of total recoverables from reinsurers in the Discontinued Lines and Coverages segment.

We believe that our reserves are appropriately established based on assessments of pertinent factors and characteristics of exposure (e.g. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, assuming no change in the legal, legislative or economic environment.

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income increased 0.2% in the third quarter of 2006 and 3.7% in the first nine months of 2006 when compared to the same periods of 2005.  These increases were principally due to higher fixed income portfolio yields in both the third quarter and first nine months of 2006 compared to the same periods of 2005 and higher income from partnerships in the first nine months of 2006 compared to the same period of 2005.

Net realized capital gains and losses, after-tax are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005
Investment write-downs	$(8)	$(6)	$(22)	$(20)
Dispositions	61	125	309	385
Valuation of derivative instruments	19	23	22	(4)
Settlements of derivative instruments	(106)	21	(76)	24
Realized capital gains and losses, pretax	(34)	163	233	385
Income tax benefit (expense)	12	(64)	(80)	(137)
Realized capital gains and losses, after-tax	$(22)	$99	$153	$248

For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

•               Net income declined 12.3% to $135 million in the third quarter of 2006 and increased 3.9% to $316 million in the first nine months of 2006 compared to the same periods in 2005.

•               Allstate Financial gross margin declined 5.2% in the third quarter and increased 5.9% in the first nine months of 2006 compared to the same periods of 2005.  Gross margin, a measure that is not based on GAAP, is defined on page 55.

•               Contractholder fund deposits totaled $2.38 billion and $8.46 billion for the third quarter and first nine months of 2006, respectively, compared to $1.87 billion and $8.91 billion for the third quarter and first nine months of 2005, respectively.

•               Investments as of September 30, 2006 increased 1.6% from September 30, 2005 and net investment income increased 9.1% and 9.8% in the third quarter and first nine months of 2006, respectively, compared to the same periods in the prior year.

•               Dividends of $300 million and $125 million in the third quarter and second quarter of 2006, respectively, were paid by Allstate Life Insurance Company (“ALIC”) to its parent, AIC.  Subject to regulatory approval, ALIC expects to pay additional dividends of approximately $150 million during the fourth quarter of 2006.

•               On June 1, 2006, Allstate Financial completed the disposal of substantially all of its variable annuity business through reinsurance.  Additionally, Allstate Financial transferred the loan protection business to the Allstate Protection segment effective January 1, 2006.  When comparing the third quarter and first nine months of 2006 to the same period in the prior year, the following impacts to the Condensed Consolidated Statements of Operations and gross margin resulted from the disposal of the variable annuity business and the transfer of the loan protection business:

(in millions)	Three months ended September 30, 2006 Compared to the Same Period in the Prior Year	Nine months ended September 30, 2006 Compared to the Same Period in the Prior Year
Favorable/(unfavorable)
Life and annuity premiums and contract charges	$(110)	$(172)
Net investment income	(12)	(21)
Periodic settlements and accruals on non-hedge derivative instruments (1)	(1)	(2)
Contract benefits	42	100
Interest credited to contractholder funds	17	19
Amortization of DAC (2)	34	(46)
Operating costs and expenses	35	76
Loss on disposition of operations	2	(86)
Income from operations before income tax expense	$7	$(132)

Investment margin	$1	$(2)
Benefit margin	1	14
Contract charges and fees	(70)	(84)
Gross margin (3)	$(68)	$(72)

(1)             Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)             Amortization deceleration of $55 million was recognized in the first nine months of 2005 for variable annuities.

(3)             Gross margin and its components are measures that are not based on GAAP.  Gross margin, investment margin and benefit margin are defined on pages 55, 57 and 58, respectively.

ALLSTATE FINANCIAL SEGMENT

Summarized financial data is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Revenues
Life and annuity premiums and contract charges	$444	$505	$1,454	$1,525
Net investment income	1,063	974	3,115	2,838
Realized capital gains and losses	(30)	27	(138)	52
Total revenues	1,477	1,506	4,431	4,415

Costs and expenses
Life and annuity contract benefits	(388)	(395)	(1,135)	(1,209)
Interest credited to contractholder funds	(667)	(608)	(1,939)	(1,784)
Amortization of DAC	(121)	(131)	(434)	(496)
Operating costs and expenses	(102)	(142)	(349)	(482)
Restructuring and related charges	(5)	(1)	(24)	(1)
Total costs and expenses	(1,283)	(1,277)	(3,881)	(3,972)

Loss on disposition of operations	(1)	(4)	(88)	(12)
Income tax expense	(58)	(71)	(146)	(127)
Net income	$135	$154	$316	$304

Investments	$77,125	$75,881	$77,125	$75,881

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

The following table summarizes life and annuity premiums and contract charges by product.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Premiums
Traditional life	$68	$68	$207	$204
Immediate annuities with life contingencies	59	37	177	160
Accident and health and other	84	113	247	325
Total premiums	211	218	631	689

Contract charges
Interest-sensitive life	215	196	632	581
Fixed annuities	17	16	53	49
Variable annuities	1	75	138	206
Total contract charges	233	287	823	836

Life and annuity premiums and contract charges	$444	$505	$1,454	$1,525

The following table summarizes life and annuity premiums and contract charges by distribution channel.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005
Premiums
Allstate agencies	$76	$83	$269	$283
Independent agents	85	113	210	289
Specialized brokers	49	22	150	115
Other	1	—	2	2
Total premiums	211	218	631	689

Contract charges
Allstate agencies	138	129	413	388
Independent agents	77	78	240	224
Financial institutions	13	73	155	202
Specialized brokers	4	6	13	20
Other	1	1	2	2
Total contract charges	233	287	823	836
Life and annuity premiums and contract charges	$444	$505	$1,454	$1,525

Total premiums decreased 3.2% to $211 million in the third quarter of 2006 and declined 8.4% to $631 million in the first nine months of 2006 compared to the same periods of 2005. Excluding the impact of the transfer of the loan protection business to the Allstate Protection segment effective January 1, 2006, premiums increased 11.6% in the third quarter and 4.3% in the first nine months of 2006 compared to the same periods of 2005.  The comparable increase in the third quarter and first nine months of 2006 was attributable primarily to increased premiums on immediate annuities sold with life contingencies.  Additionally, for the first nine months of 2006, excluding the impact of the transfer of the loan protection business, accident and health and other premiums increased $6 million due to increased sales.

Contract charges declined 18.8% to $233 million in the third quarter of 2006 and 1.6% to $823 million in the first nine months of 2006 compared to the same periods of 2005.  Excluding contract charges on variable annuities, substantially all of which are reinsured to Prudential effective June 1, 2006, contract charges increased 9.4% and

8.7% in the third quarter and first nine months of 2006, respectively, compared to the same periods of 2005.  These increases were mostly due to higher contract charges on interest-sensitive life products resulting from growth of business in force.  Contract charges on fixed annuities were slightly higher in the third quarter and first nine months of 2006 due to increased surrender charges.

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

The following table shows the changes in contractholder funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005 (1)	2006	2005 (1)
Contractholder funds, beginning balance	$62,008	$59,182	$60,040	$55,709

Deposits
Fixed annuities	1,838	1,191	5,055	4,465
Institutional products (funding agreements)	—	—	1,600	2,423
Interest-sensitive life	352	363	1,052	1,046
Variable annuity and life deposits allocated to fixed accounts	—	107	98	313
Bank and other deposits	194	211	651	659
Total deposits	2,384	1,872	8,456	8,906

Interest credited	686	617	1,987	1,774

Maturities, benefits, withdrawals and other adjustments
Maturities of institutional products	(776)	(909)	(2,039)	(2,202)
Benefits	(382)	(336)	(1,145)	(1,007)
Surrenders and partial withdrawals	(1,368)	(1,164)	(4,175)	(3,239)
Contract charges	(187)	(175)	(554)	(519)
Net transfers to separate accounts	(1)	(94)	(146)	(249)
Fair value hedge adjustments for institutional products	16	(64)	(4)	(237)
Other adjustments	15	23	(25)	16
Total maturities, benefits, withdrawals and other adjustments	(2,683)	(2,719)	(8,088)	(7,437)
Contractholder funds, ending balance	$62,395	$58,952	$62,395	$58,952

(1)             To conform to the current period presentation, certain prior period balances have been reclassified.

Contractholder funds increased 0.6% and 3.9% in the third quarter and first nine months of 2006, respectively. In comparison, contractholder funds declined slightly in the third quarter of 2005 and increased 5.8% in the first nine months of 2005.  Average contractholder funds increased 5.3% and 6.8% in the third quarter and first nine months of 2006, respectively, compared to the same periods in 2005.

Contractholder deposits increased 27.4% in the third quarter and decreased 5.1% in the first nine months of 2006, compared to the same periods of 2005.  The increase in the third quarter was the result of higher deposits on fixed annuities, mostly driven by increased deposits on traditional deferred annuities.  The magnitude of this increase reflects relatively low deposits in the third quarter of 2005.  Additionally, deposits on our innovative Allstate® Treasury-Linked Annuity contracts were $283 million in the third quarter of 2006, an increase of $226 million over the prior period.  The crediting rate on this patented product is indexed to the 5-year treasury rate, which increases the crediting rate to the customer in a rising interest rate environment.  The increase in fixed annuity deposits in the third quarter was partially offset by the absence of variable annuity deposits allocated to the fixed accounts in the third quarter of 2006 due to the disposal of substantially all of our variable annuity business on June

1, 2006.  The decline in contractholder fund deposits in the first nine months of 2006 was attributable to decreased deposits on funding agreements and, to a lesser extent, lower variable annuity and life deposits allocated to fixed accounts, partially offset by higher fixed annuity deposits.  Higher fixed annuity deposits in the first nine months of 2006 were mostly the result of a $584 million increase in deposits on Allstate® Treasury-Linked Annuity contracts.  Allstate Financial prioritizes the allocation of fixed income investments to support sales of retail products having the best opportunity for sustainable growth and return while maintaining a retail market presence.  Partially as a result of this strategy, there were no sales of institutional products in the third quarter.  The opportunistic manner in which we manage this business results in fluctuations in funding agreement deposits between periods.

Surrenders and partial withdrawals on deferred fixed annuities, interest-sensitive life products and Allstate Bank products increased 17.5% and 28.9% in the third quarter and first nine months of 2006, respectively, compared to the same periods of 2005. The annualized withdrawal rate on these products was 12.6% for the third quarter of 2006 and 13.0% for the first nine months of 2006 based on the beginning of period contractholder funds balance. This compares to an annualized withdrawal rate of 10.9% for the third quarter of 2005 and 10.7% for the first nine months of 2005.  The relatively low interest rate environment of the prior three years contributed to favorable withdrawal rates through 2005, and also resulted in an increased level of policies with little or no surrender charge protection.  The increases in the withdrawal rate in the third quarter and first nine months of 2006 are consistent with management’s expectation that in an increasing interest rate environment contractholders whose contracts have relatively low or no surrender charges may choose to move their funds to competing investment alternatives.  The aging of our in-force business may cause this trend to continue.  In addition, we have implemented crediting rate strategies for renewal business to improve investment spreads on selected contracts that may also have contributed to the increased withdrawal rate.

Net investment income increased 9.1% in the third quarter and 9.8% in the first nine months of 2006 compared to the same periods of 2005 due to increased investment yields and higher average portfolio balances.  The higher portfolio yields were primarily due to increased yields on floating rate instruments resulting from higher market interest rates.  Higher average portfolio balances resulted from the investment of cash flows from operating and financing activities related primarily to deposits from fixed annuities, funding agreements and interest-sensitive life policies.

Net income analysis is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Life and annuity premiums and contract charges	$444	$505	$1,454	$1,525
Net investment income	1,063	974	3,115	2,838
Periodic settlements and accruals on non-hedge derivative instruments (1)	14	14	44	49
Contract benefits	(388)	(395)	(1,135)	(1,209)
Interest credited to contractholder funds (2)	(658)	(597)	(1,907)	(1,719)
Gross margin	475	501	1,571	1,484

Amortization of DAC and DSI (3)	(155)	(139)	(529)	(398)
Operating costs and expenses	(102)	(142)	(349)	(482)
Restructuring and related charges	(5)	(1)	(24)	(1)
Income tax expense	(65)	(63)	(217)	(183)
Realized capital gains and losses, after-tax	(19)	17	(89)	33
DAC and DSI amortization relating to realized capital gains and losses, after-tax (3)	16	(2)	40	(106)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(9)	(10)	(28)	(32)
Loss on disposition of operations, after-tax	(1)	(7)	(59)	(11)
Net income	$135	$154	$316	$304

(1)             Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)             For purposes of calculating gross margin, amortization of deferred sales inducements (“DSI”) is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items.  Amortization of DSI totaled $9 million and $11 million in the three months ended September 30, 2006 and 2005, respectively, and $32 million and $65 million in the first nine months of 2006 and 2005, respectively.

(3)             Amortization of DAC and DSI relating to realized capital gains and losses is analyzed separately because realized capital gains and losses may vary significantly between periods and obscure trends in our business.  Amortization of DAC and DSI relating to realized capital gains and losses were $25 million and $(3) million in the third quarter of 2006 and 2005, respectively, and were $63 million and $(163) million in the first nine months of 2006 and 2005, respectively.

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

The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

	Three Months Ended September 30,
	Investment Margin		Benefit Margin(3)		Contract Charges and Fees		Gross Margin
(in millions)	2006	2005	2006	2005	2006	2005	2006	2005
Life and annuity premiums	$—	$—	$211	$218	$—	$—	$211	$218
Contract charges	—	—	154	158	79	129	233	287
Net investment income	1,063	974	—	—	—	—	1,063	974
Periodic settlements and accruals on non-hedge derivative instruments(1)	14	14	—	—	—	—	14	14
Contract benefits	(139)	(135)	(249)	(260)	—	—	(388)	(395)
Interest credited to contractholder funds(2)	(658)	(597)	—	—	—	—	(658)	(597)
	$280	$256	$116	$116	$79	$129	$475	$501

	Nine Months Ended September 30,
	Investment Margin		Benefit Margin(3)		Contract Charges and Fees		Gross Margin
(in millions)	2006	2005	2006	2005	2006	2005	2006	2005
Life and annuity premiums	$—	$—	$631	$689	$—	$—	$631	$689
Contract charges	—	—	482	465	341	371	823	836
Net investment income	3,115	2,838	—	—	—	—	3,115	2,838
Periodic settlements and accruals on non-hedge derivative instruments(1)	44	49	—	—	—	—	44	49
Contract benefits	(405)	(398)	(730)	(811)	—	—	(1,135)	(1,209)
Interest credited to contractholder funds(2)	(1,907)	(1,719)	—	—	—	—	(1,907)	(1,719)
	$847	$770	$383	$343	$341	$371	$1,571	$1,484

(1)             Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)             For purposes of calculating gross margin, amortization of DSI is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items.  Amortization of DSI totaled $9 million and $11 million in the three months ended September 30, 2006 and 2005, respectively, and $32 million and $65 million in the first nine months of 2006 and 2005, respectively.

Gross margin declined 5.2% in the third quarter of 2006 and increased 5.9% in the first nine months of 2006 compared to the same periods of 2005.  In the third quarter of 2006, higher investment margin was more than offset by lower contract charges and fees resulting from the absence of variable annuity contract charges in the current period due to the disposal of substantially all of Allstate Financial’s variable annuity business.  Benefit margin and contract charges and fees were reduced by the transfer of the loan protection business to the Allstate Protection segment effective January 1, 2006.   In the first nine months of 2006, increased investment and benefit margin more than offset the declines from the disposition of the variable annuity business and the transfer of the loan protection business.

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

Investment margin by product group is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005
Annuities	$188	$171	$579	$504
Life insurance	61	51	166	168
Institutional products	31	32	95	89
Bank and other	—	2	7	9
Total investment margin	$280	$256	$847	$770

Investment margin increased 9.4% in the third quarter and 10.0% in the first nine months of 2006 compared to the same periods of 2005. The increase in both periods was primarily due to improved yields on assets supporting deferred fixed annuities, crediting rate actions relating to renewal business and growth in contractholder funds.

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2006	2005	2006	2005	2006	2005
Interest-sensitive life	6.2%	6.2%	4.7%	4.8%	1.5%	1.4%
Deferred fixed annuities	5.8	5.4	3.8	3.8	2.0	1.6
Immediate fixed annuities with and without life contingencies	7.2	7.3	6.7	6.7	0.5	0.6
Institutional	6.4	5.0	5.4	3.9	1.0	1.1
Investments supporting capital, traditional life and other products	6.2	5.8	N/A	N/A	N/A	N/A

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the nine months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2006	2005	2006	2005	2006	2005
Interest-sensitive life	6.2%	6.3%	4.7%	4.8%	1.5%	1.5%
Deferred fixed annuities	5.7	5.5	3.7	3.8	2.0	1.7
Immediate fixed annuities with and without life contingencies	7.2	7.4	6.6	6.7	0.6	0.7
Institutional	6.0	4.4	5.0	3.4	1.0	1.0
Investments supporting capital, traditional life and other products	6.1	6.0	N/A	N/A	N/A	N/A

The following table summarizes the liabilities for these contracts and policies.

	As of September 30,
(in millions)	2006	2005
Immediate fixed annuities with life contingencies	$8,051	$7,853
Other life contingent contracts and other	4,621	4,537
Reserve for life-contingent contract benefits	$12,672	$12,390

Interest-sensitive life	$9,237	$8,930
Deferred fixed annuities	35,798	33,422
Immediate fixed annuities without life contingencies	3,727	3,433
Institutional	12,459	11,827
Allstate Bank	781	894
Market value adjustments related to derivative instruments and other	393	446
Contractholder funds	$62,395	$58,952

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

Benefit margin by product group is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005
Life insurance	$129	$132	$414	$398
Annuities	(13)	(16)	(31)	(55)
Total benefit margin	$116	$116	$383	$343

Benefit margin was consistent in the third quarter of 2006 compared to the third quarter of 2005 and increased 11.7% in the first nine months of 2006 compared to the same period in 2005.  Benefit margin for the third quarter and first nine months of 2005 includes $15 million and $43 million, respectively, of amounts that were classified as contract charges and fees beginning in 2006.  Further, benefit margin for the first nine months of 2005 includes $15 million related to the loan protection business transferred to Allstate Protection in 2006.  Excluding these items, benefit margin increased 14.9% and 34.4% in the third quarter and first nine months of 2006, respectively.  The improvement in the third quarter of 2006 was the result of growth in life insurance in force and modest improvements in mortality experience.  The increase in the first nine months of 2006 was due primarily to improved life insurance mortality experience, growth in business in force and lower variable annuity benefits.

Amortization of DAC and DSI, excluding amortization related to realized capital gains and losses, increased 11.5% in the third quarter of 2006 and 32.9% in the first nine months of 2006 compared to the same periods of 2005.  The increase in both periods was primarily due to improved gross profits on investment contracts resulting from increased investment and benefit margin, and lower expenses.   Partially offsetting this impact, in both periods, was the absence of amortization on the variable annuity contracts that were reinsured effective June 1, 2006.  DAC and DSI amortization related to realized capital gains and losses, after-tax, changed by a favorable $18 million and $146 million in the third quarter and first nine months of 2006, respectively, compared to the same periods in 2005.  The impact of realized capital gains and losses on amortization of DAC and DSI is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

DAC and DSI were reduced by $726 million and $70 million, respectively, in the first nine months of 2006 as a result of the disposition of substantially all of Allstate Financial’s variable annuity business.

Operating costs and expenses declined 28.2% and 27.6% in the third quarter and first nine months of 2006, respectively, compared to the same periods of 2005.  The following table summarizes operating costs and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Non-deferrable acquisition costs	$38	$65	$137	$187
Other operating costs and expenses	64	77	212	295
Total operating costs and expenses	$102	$142	$349	$482

Restructuring and related charges	$5	$1	$24	$1

Non-deferrable acquisition costs declined 41.5% in the third quarter of 2006 and 26.7% in the first nine months of 2006 compared to the same periods of 2005 due primarily to the transfer of the loan protection business to Allstate Protection effective January 1, 2006 and a reduction in non-deferrable commissions due to the disposal of substantially all of Allstate Financial’s variable annuity business. Non-deferrable acquisition costs related to the loan protection business amounted to $10 million and $29 million in the third quarter and first nine months of 2005, respectively.  Other operating costs and expenses declined 16.9% in the third quarter of 2006 and 28.1% in the first nine months of 2006 compared to the same periods in 2005.  The decline in other operating costs and expenses in the third quarter was primarily the result of lower variable annuity related expenses and the transfer of the loan protection business, partially offset by higher pension expense.  The decline in other operating costs and expenses in the first nine months of 2006 compared to the same period in the prior year was primarily attributable to a $28 million charge in the prior year for an increase in a liability for future benefits of a previously discontinued benefit plan and, to a lesser extent, the impact of the transfer of the loan protection business and lower variable annuity related expenses. Other operating costs and expenses for the third quarter and first nine months of 2005 include $5 million and $16 million, respectively, related to the loan protection business.  The third quarter and first nine months of 2006 reflect reduced tax benefits for adjustments to prior years’ tax liabilities compared to the same periods in the prior year.

Restructuring and related charges for the first nine months of 2006 reflect costs related to the VTO (for more information on the VTO, see Note 6 to the Condensed Consolidated Financial Statements).

Net realized capital gains and losses are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Investment write-downs	$(8)	$(10)	$(17)	$(23)
Dispositions	33	24	(118)	122
Valuation of derivative instruments	(47)	(32)	(33)	(101)
Settlement of derivative instruments	(8)	45	30	54
Realized capital gains and losses, pretax	(30)	27	(138)	52
Income tax benefit (expense)	11	(10)	49	(19)
Realized capital gains and losses, after-tax	$(19)	$17	$(89)	$33

For further discussion of realized capital gains and losses, see the Investments section of MD&A.

INVESTMENTS

An important component of our financial results is the return on our investment portfolios.  Investment portfolios are segmented between the Property-Liability, Allstate Financial and Corporate and Other operations.  The investment portfolios are managed based upon the nature of each respective business and its corresponding liability structure.  The composition of the investment portfolios at September 30, 2006 is presented in the table below.

	Property-Liability		Allstate Financial(3)		Corporate and Other(3)		Total
(in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities(1)	$33,285	78.9%	$64,606	83.8%	$2,028	70.6%	$99,919	81.8%
Equity securities(2)	6,818	16.2	476	0.6	83	2.9	7,377	6.0
Mortgage loans	590	1.4	8,526	11.0	—	—	9,116	7.5
Short-term	1,488	3.5	1,595	2.1	762	26.5	3,845	3.1
Other	2	—	1,922	2.5	—	—	1,924	1.6
Total	$42,183	100.0%	$77,125	100.0%	$2,873	100.0%	$122,181	100.0%

(1)             Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $32.43 billion, $62.87 billion and $1.88 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2)             Equity securities are carried at fair value.  Cost basis for these securities was $5.37 billion, $466 million, and $83 million for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(3)             Balances reflect the elimination of related party investments between Allstate Financial and Corporate and Other.

Total investments increased to $122.18 billion at September 30, 2006 from $118.30 billion at December 31, 2005, primarily due to positive cash flows from operating activities including increased funds associated with securities lending, partially offset by decreased net unrealized gains on fixed income securities and the transfer of funds in conjunction with the disposition of substantially all of our variable annuity business.

The Property-Liability investment portfolio increased to $42.18 billion at September 30, 2006, from $39.57 billion at December 31, 2005, primarily due to positive cash flows from operating activities.

The Allstate Financial investment portfolio increased to $77.13 billion at September 30, 2006, from $75.23 billion at December 31, 2005, primarily due to positive cash flows from operating and financing activities including increased funds associated with securities lending, partially offset by decreased net unrealized gains on fixed income securities and payments totaling approximately $812 million related to the disposition of substantially all of our variable annuity business.

The Corporate and Other investment portfolio decreased to $2.87 billion at September 30, 2006, from $3.49 billion at December 31, 2005, primarily due to cash flows used in financing activities, partially offset by proceeds from our debt issuance.  For further information on our debt issuance, see the Capital Resources and Liquidity section of the MD&A.

Total investments at amortized cost related to collateral received in connection with securities lending activities, funds received in connection with securities repurchase agreements, and collateral posted by counterparties related to derivative transactions, increased to $5.47 billion at September 30, 2006, from $4.10 billion at December 31, 2005.

At September 30, 2006, 94.8% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

The unrealized net capital gains on fixed income and equity securities at September 30, 2006 were $4.19 billion, a decrease of $393 million or 8.6% since December 31, 2005.  The net unrealized gain for the fixed income portfolio totaled $2.73 billion, comprised of $3.38 billion of unrealized gains and $645 million of unrealized losses at September 30, 2006.  This is compared to a net unrealized gain for the fixed income portfolio totaling $3.29 billion at December 31, 2005, comprised of $3.90 billion of unrealized gains and $614 million of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at September 30, 2006, $607 million or 94.1% were related to investment grade securities and are believed to be primarily a result of a rising interest rate environment.  Of the remaining $38 million of losses in the fixed income portfolio, $29 million or 76.3% were in the corporate fixed income portfolio.  The $29 million of corporate fixed income gross unrealized losses were primarily comprised of securities in the consumer goods, communications and capital goods sectors.  The gross unrealized losses in these sectors were primarily company specific and interest rate related.  Approximately $13 million of the total gross unrealized losses in the corporate fixed income portfolio were associated with the automobile industry, which includes direct debt issuances of automobile manufacturers, captive automotive financing companies and automobile parts and equipment suppliers, which are reported in the consumer goods and financial services sectors.  Fixed income security values in the automobile industry were depressed primarily due to company specific conditions.  Additionally, approximately $5 million of the total gross unrealized losses were associated with the airline industry for which values were depressed due to economic issues and industry conditions.

The net unrealized gain for the equity portfolio totaled $1.46 billion, comprised of $1.49 billion of unrealized gains and $34 million of unrealized losses at September 30, 2006.  This is compared to a net unrealized gain for the equity portfolio totaling $1.29 billion at December 31, 2005, comprised of $1.31 billion of unrealized gains and $22 million of unrealized losses.  Within the equity portfolio, the losses were primarily concentrated in the consumer goods, technology, energy and capital goods sectors.  The losses in these sectors were company specific.

Our portfolio monitoring process identifies and evaluates, on a case-by-case basis, fixed income and equity securities whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost for fixed income securities or cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults.  As a result of approved programs involving the disposition of investments such as changes in duration and revisions to strategic asset allocations, and certain dispositions anticipated by portfolio managers, we also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery.  All securities in an unrealized loss position at September 30, 2006 were included in our portfolio monitoring process for determining which declines in value were not other-than-temporary.

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

The following table summarizes problem, restructured and potential problem fixed income securities.

(in millions)	September 30, 2006			December 31, 2005
	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$61	$71	0.1%	172	$188	0.2%
Restructured	33	34	—	33	34	—
Potential problem	130	138	0.1	178	191	0.2
Total net carrying value	$224	$243	0.2%	$383	$413	0.4%
Cumulative write- downs recognized	$280			$304

(1)             Cumulative write-downs recognized only reflects write-downs related to securities within the problem, potential problem and restructured categories.

We have experienced a decrease in the amortized cost of fixed income securities categorized as problem and potential problem as of September 30, 2006 compared to December 31, 2005.  The decrease was primarily due to dispositions and the removal of securities upon improving conditions.

We also evaluated each of these securities through our portfolio monitoring process at September 30, 2006 and recorded write-downs when appropriate.  We further concluded that any remaining unrealized losses on these securities were temporary in nature and that we have the intent and ability to hold the securities until recovery.  While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

Net Realized Capital Gains and Losses  The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Investment write-downs	$(16)	$(16)	$(39)	$(43)
Dispositions	97	158	186	518
Valuation of derivative instruments	(28)	(9)	(11)	(105)
Settlement of derivative instruments	(114)	66	(46)	78
Realized capital gains and losses, pretax	(61)	199	90	448
Income tax benefit (expense)	22	(78)	(29)	(160)
Realized capital gains and losses, after-tax	$(39)	$121	$61	$288

Dispositions in the above table include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments.  The loss for the three months ended September 30, 2006 on the settlement of derivative instruments was primarily driven by $89 million of realized losses from commodity-based excess return swaps and futures contracts. For portfolio diversification, we enter into commodity-based investments through the use of excess return swaps and futures contracts whose return are tied to a commodity-based index which declined in value. We may sell securities during the period in which fair value has declined below amortized cost for fixed income securities or cost for equity securities.  In certain situations new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations can subsequently change our previous intent to continue holding a security.

A changing interest rate environment will drive changes in our portfolio duration targets at a tactical level.  A duration target and range is established with an economic view of liabilities relative to a long-term portfolio view.  Tactical duration adjustments within management’s approved ranges are accomplished through both cash market transactions and derivative activities that generate realized gains and losses and through new purchases.  As a component of our approach to managing portfolio duration, certain realized gains and losses on derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio.  This approach mitigates the impacts of general interest rate changes to the overall financial condition of the corporation.

 In the third quarter of 2006, we recognized $3 million of losses related to a change in our intent to hold certain securities with unrealized losses in the Allstate Protection and Allstate Financial segments until they recover in value.  The change in our intent is primarily related to comprehensive reviews of our portfolios.  We identified $2.17 billion of securities that may be sold to achieve these objectives.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

(in millions)	September 30, 2006	December 31, 2005
Common stock, retained earnings and other shareholders’ equity items	$20,231	$18,104
Accumulated other comprehensive income	1,969	2,082
Total shareholders’ equity	22,200	20,186
Debt	5,529	5,300
Total capital resources	$27,729	$25,486

Ratio of debt to shareholders’ equity	24.9%	26.3%
Ratio of debt to capital resources	19.9%	20.8%

Shareholders’ equity increased in the first nine months of 2006, due to net income which was partly offset by share repurchases, dividends paid to shareholders and decreases in unrealized net capital gains on investments.  As of September 30, 2006, $295 million remained on our current $4.00 billion share repurchase program that commenced in January 2005, and we expect to complete the program in 2006.  In October 2006, we announced a $3.00 billion share repurchase program that will commence upon the completion of our current $4.00 billion share repurchase program during the fourth quarter of 2006, and is expected to be completed by March 31, 2008.

Debt increased in the first nine months 2006, due to increases in long-term debt.  In March 2006, we issued $650 million of 5.95% Senior Notes due 2036, utilizing the registration statement filed with the Securities and Exchange Commission (“SEC”) in August 2003.  The proceeds of this issuance are being used for general corporate purposes, including to facilitate the repayment of the $550 million of 5.375% Senior Notes due 2006 at their scheduled maturity on December 1, 2006.

In October 2006, we purchased a headquarters office building previously owned by a consolidated synthetic lease variable interest entity for $78 million.  As a result of this transaction, long-term debt will decrease by $78 million in the fourth quarter of 2006.

In October 2006, we elected to redeem our $200 million of 7.83% junior subordinated debentures due in 2045, thereby triggering the redemption of 200,000 shares of the 7.83% mandatorily redeemable preferred securities of subsidiary trust (“trust preferred securities”) originally issued by Allstate Financing II, an unconsolidated variable interest entity. The debentures and trust preferred securities will be redeemed on December 1, 2006 at a price of 103.915% plus accrued and unpaid interest from available liquidity. As a result of this transaction, long-term debt will decrease by $200 million in the fourth quarter of 2006.

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

Allstate’s domestic property-liability and life insurance subsidiaries prepare their statutory basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile.  Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings.  As of September 30, 2006, AIC’s statutory surplus is approximately $18.6 billion compared to $14.8 billion at December 31, 2005.  As of September 30, 2006, AIC’s statutory surplus excluding ALIC is approximately $15.0 billion.

In 2005, Allstate committed to provide capital to AIC, in the form of surplus notes or contributed surplus, to maintain levels of statutory surplus as set forth in a Capital Support Commitment.  In accordance with its terms, this agreement terminated when AIC’s statutory surplus excluding ALIC exceeded $13.1 billion.  AIC’s statutory surplus excluding ALIC was $13.8 billion at June 30, 2006 and the commitment terminated with no capital contribution having been made.

We have distinct groups of subsidiaries licensed to sell property and casualty insurance in New Jersey and Florida that maintain separate group ratings.  A.M. Best confirmed the rating and outlook of Allstate Floridian in August 2006.  AFIC and its subsidiary, Allstate Floridian Indemnity Company, have Demotech financial stability ratings of A’ that were confirmed in April 2006.  Encompass Floridian Insurance Company and Encompass Floridian Indemnity Company, both subsidiaries of AFIC, have Demotech financial stability ratings of A that were confirmed in April 2006.  AIC’s commitment to make as much as $375 million of additional capital available to AFIC expired on May 31, 2006.  A total of $159 million had been contributed under the commitment.  As of September 30, 2006, AFIC’s statutory surplus is approximately $259 million compared to $233 million at December 31, 2005.

Liquidity Sources and Uses  The following table summarizes consolidated cash flow activities by business unit for the first nine months ended September 30.

(in millions)	Property-Liability		Allstate Financial		Corporate and Other		Consolidated
	2006	2005	2006	2005	2006	2005	2006	2005
Net cash provided by (used in):
Operating activities	$1,737	$3,288	$1,780	$1,639	$128	$342	$3,645	$5,269
Investing activities	(1,525)	(873)	(2,112)	(3,541)	670	220	(2,967)	(4,194)
Financing activities	(293)	(43)	747	1,944	(1,118)	(2,982)	(664)	(1,081)
Net increase (decrease) in consolidated cash							$14	$(6)

Property-Liability  Lower cash provided by operating activities for Property-Liability in the first nine months of 2006, compared to the first nine months of 2005 were primarily due to higher claim payments related to the prior year hurricanes, partially offset by increased premiums.

Cash flows used in investing activities increased in the first nine months of 2006 as a result of higher investment purchases, partially offset by proceeds from sales of securities.

Cash flows used in financing activities increased in the first nine months of 2006 as the result of repayment of short-term debt.

Allstate Financial  Higher operating cash flows for Allstate Financial in the first nine months of 2006, compared to the first nine months of 2005, primarily related to higher investment income.

Cash flows used in investing activities decreased in the first nine months of 2006 primarily due to decreased net cash provided by financing activities, partially offset by the investment of higher operating cash flows.  Cash flows used in investing activities also include the settlement of the disposal of substantially all of our variable annuity business.

Cash provided by financing activities declined in the first nine months of 2006 as a result of lower contractholder fund deposits and higher surrenders and partial withdrawals. For quantification of the changes in contractholder funds, see the Allstate Financial Segment section of the MD&A.

Dividends of $300 million and $125 million in the third quarter and second quarter of 2006, respectively, were paid by ALIC to its parent, AIC, primarily as a result of the disposal of substantially all of Allstate Financial’s variable annuity business, which was completed in the second quarter of 2006.  Subject to regulatory approval, ALIC expects to pay additional dividends of approximately $150 million during the fourth quarter of 2006.

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

The sources of liquidity for The Allstate Corporation include but are not limited to dividends from AIC and $2.52 billion of investments at Kennett Capital at September 30, 2006.

We have access to additional borrowing to support liquidity as follows:

•               A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of September 30, 2006, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance fluctuates daily.

•               A five-year revolving credit facility expiring in 2009 totaling $1.00 billion to cover short-term liquidity requirements.  This facility contains an increase provision that would make up to an additional $500 million available for borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under this line of credit during the first nine months of 2006. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

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

Pension Plans  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 158 (“SFAS No. 158”).  For further information on SFAS No. 158, see Note 1 to the Condensed Consolidated Financial Statements. Based on our current interpretation and the most recent measurement date of our plans as of October 31, 2005, if the standard had been effective and adopted as of December 31, 2005, the impact of adoption would have resulted in a decrease in shareholders’ equity of $1.37 billion and book value per share of $2.10, and an increase in the debt to shareholders’ equity ratio and the debt to capital resources ratio of 1.9 points and 1.2 points, respectively.  Adoption impacts will be based on the most recent measurement date of the plans as of December 31, 2006, which is October 31, 2006.

Certain rating agencies explicitly consider the funded status of the pension plans in the development of non-GAAP debt to capital ratios as part of the determination of company ratings.  While we do not expect any near-term change in our financial strength ratings as a result of these changes, the long term effects of these changes on the ratings process remains uncertain. Upon adoption, we plan to revise our non-GAAP measure of book value excluding the effects of unrealized gains and losses on fixed income securities to also exclude the effects of this new guidance.

Also during the third quarter of 2006, the federal government enacted the Pension Protection Act of 2006 (the “Act”) which changes the manner in which pension funding is determined.  The new rules are effective for funding beginning in 2008.  We are currently reviewing the implications of the Act, but do not expect it to have a material impact on funding.

Our funding policy for the pension plans is to make annual contributions at a minimum level that is at least in accordance with regulations under the Internal Revenue Code (“IRC”) and in accordance with generally accepted actuarial principles.  There was no minimum funding requirement under the IRC for the tax qualified pension plans as of December 31, 2005.

Our obligations have not changed as a result of these developments.  The pension and other postretirement plans are subject to revision at the discretion of management.  Any revisions could result in significant changes to our pension plan obligations and our obligation to fund the plans.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended September 30, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 - July 31, 2006	1,888,847	$55.7185	1,885,000	$498 million
August 1, 2006 - August 31, 2006	1,763,001	$56.7961	1,730,000	$400 million
September 1, 2006 - September 30, 2006	1,784,939	$60.4427	1,740,800	$295 million
Total	5,436,787	$57.6189	5,355,800

(1)             In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors.  The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

July:	3,847
August:	33,001
September:	44,139

(2)             Repurchases under our programs are, from time to time, executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

On November 9, 2004, Allstate announced the approval of a new repurchase program for $4.00 billion, which is expected to be completed in 2006.

On October 18, 2006, Allstate announced the approval of a new share repurchase program for $3.00 billion, which is expected to be completed by March 31, 2008.

Item 6.   Exhibits

(a)                                  Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

November 1, 2006	By /s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

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

10.2	Summary of Non-Employee Director Compensation, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed September 12, 2006.

10.3

The Allstate Corporation Amended and Restated 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to The Allstate Corporation current report on Form 8-K filed September 12, 2006.

10.4

The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation current report on Form 8-K filed September 12, 2006.

10.5

The Allstate Corporation Equity Incentive Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.4 to The Allstate Corporation current report on Form 8-K filed September 12, 2006.

10.6	The Allstate Corporation Equity Incentive Plan, incorporated herein by reference to Exhibit 10.5 to The Allstate Corporation current report on Form 8-K filed September 12, 2006.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 1, 2006, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1