Form 10-K
period 2006-12-31
ALLSTATE CORP
filed 2007-02-22
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Yes ☐                        No ☒

        The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2006, was approximately $34.23 billion.

        As of January 31, 2007, the registrant had 618,738,246 shares of common stock outstanding.

Documents Incorporated By Reference

        Portions of the following documents are incorporated herein by reference as follows:

        Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement for its annual stockholders meeting to be held on May 15, 2007 (the "Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

        The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate®" slogan, Allstate provides insurance products to more than 17 million households through a distribution network that utilizes a total of approximately 14,800 exclusive agencies and exclusive financial specialists in the United States and Canada. Allstate is the second-largest personal property and casualty insurer in the United States on the basis of 2005 statutory premiums earned. In addition, according to A.M. Best, it is the nation's 13th largest issuer of life insurance business on the basis of 2005 ordinary life insurance in force and 16th largest on the basis of 2005 statutory admitted assets.

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

  •
  Provide a knowledgeable and experienced team

  •
  Establish relationships that value customers

        In pursuit of our goal to become better, bigger and broader, we intend to maintain discipline in pricing, underwriting, capital, and expense and risk management in order to create long-term shareholder value. We may also engage in selective business start-ups, acquisitions and alliances.

ALLSTATE PROTECTION SEGMENT

Products and Distribution

        Our Allstate Protection segment accounted for 93% of Allstate's 2006 consolidated insurance premiums and contract charges. In this segment, we sell principally private passenger auto and homeowners insurance, primarily through agencies. These products are marketed under the Allstate, Encompass® and Deerbrook® brand names.

        Allstate brand auto and homeowners insurance products are sold primarily through Allstate exclusive agencies and, to a lesser extent, through independent agencies in areas not served by exclusive agencies. Encompass brand auto and homeowners insurance products as well as Deerbrook brand auto insurance products are sold through independent agencies.

        In many states, consumers can also purchase certain Allstate brand personal insurance products and obtain service through our Customer Information Centers and, in a majority of those states, over the Internet.

        Our broad-based network of approximately 12,900 Allstate exclusive agencies in approximately 11,900 locations in the U.S. produced approximately 85% of the Allstate Protection segment's written premiums in 2006. The rest was generated primarily by approximately 11,200 independent agencies. We are among the five largest providers of personal property and casualty insurance products through independent agencies in the United States, based on statutory written premium information provided by A.M. Best for 2005.

        We also sell a variety of other personal property and casualty insurance products, including landlords, personal umbrella, renters, condominium, residential fire, manufactured housing, boat owners, loan protection and selected commercial property and casualty products and we participate in the "involuntary" or "shared" private passenger auto insurance business in order to maintain our licenses to do business in many states. Through Allstate Motor Club, Inc. we also provide emergency road service. Allstate exclusive agencies and exclusive financial specialists also sell non-proprietary mutual funds, variable annuities, health products and long-term care insurance in addition to Allstate Financial products.

Competition

        The markets for personal private passenger auto and homeowners insurance are highly competitive. The following charts provide the market shares of our principal competitors in the U.S. by direct written premium for the year ended December 31, 2005 (the most recent date such competitive information is available) according to A. M. Best.

Private Passenger Auto Insurance		Homeowners Insurance
Insurer	Market Share	Insurer	Market Share
State Farm	18.0%	State Farm	22.4%
Allstate*	11.1%	Allstate*	12.3%
Progressive	7.4%	Farmers	7.1%
Govt Employees Group	6.2%	Nationwide	4.7%
Farmers	4.8%	Travelers	4.2%
Nationwide	4.7%	USAA	4.0%

*
Allstate's market shares, above, include premiums reported by A.M. Best for Allstate Insurance Group as well as a small amount of premium for select companies of CNA Insurance Companies, which Allstate acquired in 1999.

        In the personal property and casualty insurance market, we compete principally on the basis of the recognition of our brands, the scope of our distribution system, price, the breadth of our product offerings, product features, customer service, claim handling, and use of technology. In addition, our proprietary database of underwriting and pricing experience enables Allstate to use "Tiered Pricing" to more accurately price risks and to cross sell products within our customer base. "Tiered Pricing" is the term that we use to describe our sophisticated process for segmenting a market.

        Tiered Pricing and related underwriting and marketing programs use a number of risk evaluation factors. For auto insurance these factors can include but are not limited to vehicle make, model and year; driver age and marital status; territory; years licensed; loss history; years insured with prior carrier, prior liability limits, prior lapse in coverage; and insurance scoring based on credit report information. For property insurance these factors can include but are not limited to amount of insurance purchased; geographic location of the property; loss history; age and construction characteristics of the property; and insurance scoring based on credit report information.

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

        Allstate® Your Choice Auto insurance allows qualified customers to choose from a variety of optional auto insurance packages at various prices that we believe will further differentiate Allstate from its competitors, and allow for increased growth and increased retention. Allstate® Your Choice Homeowners allows qualified customers to choose from options such as claims free bonus and personalized coverage. Allstate BlueSM is our new non-standard auto insurance product which offers features such as loyalty bonuses and roadside assistance coverage.

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

        The following table reflects, in percentages, the principal geographic distribution of premiums earned for the Allstate Protection segment for the year ended December 31, 2006. No other jurisdiction accounted for more than five percent of the premiums earned for the segment.

California	10.9%
New York	10.1%
Texas	9.7%
Florida	9.4%
Pennsylvania	5.2%

        We are taking actions to support earning an acceptable return on the risks assumed in our property business and to reduce the variability in our earnings, while providing quality protection to our customers. As part of those actions we expect to continue to adjust underwriting practices with respect to our property business in markets with significant catastrophe risk exposure.

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

        Information regarding the amount of premium earned for Allstate Protection segment products for the last three years is set forth in Part II, Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, page 51, in the table regarding premiums earned by brand. That table is incorporated in this Part I, Item 1 by reference.

ALLSTATE FINANCIAL SEGMENT

Products and Distribution

        Our Allstate Financial segment provides life insurance, retirement and investment products and supplemental accident and health insurance products to individual and institutional customers. Our principal individual products are deferred and immediate fixed annuities, interest-sensitive, traditional and variable life insurance, and supplemental accident and health insurance. We also distribute variable annuities through our bank distribution partners, however this product is fully reinsured. Our principal institutional product is funding agreements backing medium term notes issued to institutional and individual investors. Banking products and services are also offered to customers through the Allstate Bank. The table on page 5 lists our major distribution channels for this segment, with the associated products and targeted customers.

        As the table indicates, we sell Allstate Financial products to individuals through multiple intermediary distribution channels, including Allstate exclusive agencies, independent agents, banks, broker-dealers, and specialized structured settlement brokers. We have distribution relationships with over 60 percent of the 75 largest banks, most of the national broker-dealers, a number of regional brokerage firms and many independent broker-dealers. We sell products through independent agents affiliated with approximately 150 master brokerage agencies. Independent workplace enrolling agents and Allstate exclusive agencies also sell our supplemental accident and health insurance products primarily to employees of small and medium size firms. We sell funding agreements to unaffiliated trusts used to back medium term notes issued to institutional and individual investors.

Allstate Financial Distribution Channels, Products and Target Customers

Distribution Channel	Primary Products	Target Customers
Allstate exclusive agencies (Allstate Exclusive Agents and Allstate Exclusive Financial Specialists)	Term life insurance
Interest sensitive life insurance
Variable life insurance
Deferred fixed annuities (including indexed and market value adjusted "MVA")
Immediate fixed annuities
Bank products
(Certificates of deposit, money market accounts, savings accounts, checking accounts, first mortgage loans, home equity loans and Allstate Agency loans)
	Workplace life and supplemental accident and health insurance (Interest sensitive and term life insurance; disability income insurance; cancer, accident, critical illness and heart/stroke insurance; hospital indemnity; limited benefit medical insurance; and dental insurance)	Moderate and middle-income consumers with retirement and family financial protection needs
Independent agents (Through master brokerage agencies)	Term life insurance Interest sensitive life insurance Variable life insurance Deferred fixed annuities (including indexed and MVA) Immediate fixed annuities	Affluent and middle-income consumers with retirement and family financial protection needs
Independent agents (As workplace enrolling agents)
	Workplace life and supplemental accident and health insurance (Interest sensitive and term life insurance; disability income insurance; cancer, accident, critical illness and heart/stroke insurance; hospital indemnity; limited benefit medical insurance; and dental insurance)	Moderate and middle-income consumers with family financial protection needs employed by small and medium size firms
Banks	Deferred fixed annuities (including indexed and MVA) Single premium fixed life insurance Variable annuities (fully reinsured)	Middle-income consumers with retirement needs
Broker-dealers	Deferred fixed annuities (including indexed and MVA) Single premium variable life insurance	Affluent and middle-income consumers with retirement needs
Structured settlement annuity brokers	Structured settlement annuities	Typically used to fund or annuitize large claims or litigation settlements
Broker-dealers (Funding agreements)	Funding agreements backing medium term notes	Institutional and individual investors

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

        The market for life insurance, retirement and investment products continues to be highly fragmented and competitive. As of December 31, 2006, there were approximately 690 groups of life insurance companies in the United States, most of which offered one or more similar products. According to A.M. Best, as of December 31, 2005, the Allstate Financial segment is the nation's 13th largest issuer of life insurance and related business on the basis of 2005 ordinary life insurance in force and 16th largest on the basis of 2005 statutory admitted assets. In addition, because many of these products include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions. Competitive pressure continues to grow due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.

        Our website for financial professionals, accessallstate.com, won DALBAR's Communications Seal beginning in 2004. The site attained DALBAR's highest designation of "Excellent" since the second quarter of 2005 and is ranked second based on its overall quarterly rankings for Life Insurance/Annuity websites for Financial Professionals. DALBAR, Inc., an independent financial services research organization, recognized accessallstate.com for providing a means by which financial professionals can easily and conveniently develop and manage their business online.

Geographic Markets

        We sell life insurance, retirement and investment, and supplemental accident and health insurance products throughout the United States. Through subsidiaries, we are authorized to sell various types of these products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. We sell funding agreements in the United States and in the Cayman Islands.

        The following table reflects, in percentages, the principal geographic distribution of statutory premiums and annuity considerations for the Allstate Financial segment for the year ended December 31, 2006, based on information contained in statements filed with state insurance departments. Approximately 98.0% of the statutory premiums and annuity considerations generated in Delaware represent deposits received in connection with funding agreements sold to trusts domiciled in Delaware. No other jurisdiction accounted for more than five percent of the statutory premiums and annuity considerations.

Delaware	17.0%
California	9.0%
New York	7.0%
Florida	6.0%
Texas	6.0%

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

        Information regarding premiums and contract charges for Allstate Financial segment products for the last three years is set forth in Part II, Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, page 88, in the table that summarizes premiums and contract charges by product. That table is incorporated in this Part I, Item 1 by reference.

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

	Year Ended December 31,
GROSS ($ in millions)	2006	2005	2004
Gross reserve for property-liability claims and claims expense, beginning of year	$22,117	$19,338	$17,714
Incurred claims and claims expense
Provision attributable to the current year	17,296	25,319	18,994
Change in provision attributable to prior years	(816)	(127)	448

Total claims and claims expense	16,480	25,192	19,442
Claim payments
Claims and claims expense attributable to current year	10,398	14,966	11,494
Claims and claims expense attributable to prior years	9,333	7,447	6,324

Total payments	19,731	22,413	17,818

Gross reserve for property-liability claims and claims expense, end of year as shown on 10-K loss reserve development table	$18,866	$22,117	$19,338

	Year Ended December 31,
NET ($ in millions)	2006	2005	2004
Net reserve for property-liability claims and claims expense, beginning of year	$18,931	$16,761	$15,980
Incurred claims and claims expense
Provision attributable to the current year	16,988	21,643	18,073
Change in provision attributable to prior years	(971)	(468)	(230)

Total claims and claims expense	16,017	21,175	17,843
Claim payments
Claims and claims expense attributable to current year	10,386	12,340	10,989
Claims and claims expense attributable to prior years	7,952	6,665	6,073

Total payments	18,338	19,005	17,062

Net reserve for property-liability claims and claims expense, end of year as shown on 10-K loss reserve development table(1)	$16,610	$18,931	$16,761

(1)
Reserves for claims and claims expense are net of reinsurance of $2.26 billion, $3.19 billion and $2.58 billion at December 31, 2006, 2005 and 2004, respectively.

        The year-end 2006 gross reserves of $18.87 billion for property-liability insurance claims and claims expense, as determined under GAAP, were $3.36 billion more than the net reserve balance of $15.51 billion recorded on the basis of statutory accounting practices for reports provided to state regulatory authorities. The principal differences are reinsurance recoverables from third parties totaling $2.26 billion that reduce reserves for statutory reporting and are recorded as assets for GAAP reporting, and a liability for the reserves of the Canadian subsidiaries for $839 million. Remaining differences are due to variations in requirements between GAAP and statutory reporting.

        As the tables above illustrate, Allstate's net reserve for property-liability insurance claims and claims expense at the end of 2005 decreased in 2006 by $971 million, compared to reestimates of the gross reserves of a decrease of $816 million. Net reserve reestimates in 2006, 2005 and 2004 were more favorable than the gross reserve reestimates due to reinsurance cessions.

Loss Reserve Reestimates

        The following Loss Reserve Reestimates table illustrates the change over time of the net reserves established for property-liability insurance claims and claims expense at the end of the last eleven calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability. The third section, reading down, shows retroactive reestimates of the original recorded reserve as of the end of each successive year which is the result of Allstate's expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest reestimated reserve to the reserve originally established, and indicates whether the original reserve was adequate to cover the estimated costs of unsettled claims. The table also presents the gross reestimated liability as of the end of the latest reestimation period, with separate disclosure of the related reestimated reinsurance recoverable. The Loss Reserve Reestimates table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years. Unfavorable reserve reestimates are shown in this table in parenthesis.

Loss Reserve Reestimates

	December 31,
($ millions)	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Gross Reserves for Unpaid Claims and Claims Expense	$17,382	$17,403	$16,881	$17,814	$16,859	$16,500	$16,690	$17,714	$19,338	$22,117	$18,866
Deduct:
Reinsurance Recoverable	1,784	1,630	1,458	1,653	1,634	1,667	1,672	1,734	2,577	3,186	2,256

Reserve For Unpaid
Claims and Claims Expense	$15,598	$15,773	$15,423	$16,161	$15,225	$14,833	$15,018	$15,980	$16,761	$18,931	$16,610
Paid (cumulative) as of:
One year later	5,013	5,488	5,615	5,973	6,748	6,874	6,275	6,073	6,665	7,952
Two years later	7,952	8,361	8,638	9,055	10,066	9,931	9,241	9,098	9,587
Three years later	9,773	10,336	10,588	11,118	11,889	11,730	11,165	10,936
Four years later	11,040	11,587	11,950	12,197	12,967	12,949	12,304
Five years later	11,847	12,512	12,608	12,842	13,768	13,648
Six years later	12,528	12,967	13,038	13,434	14,255
Seven years later	12,881	13,294	13,532	13,800
Eight years later	13,146	13,735	13,835
Nine years later	13,553	14,000
Ten years later	13,795
Reserve Reestimated as of:
End of year	15,598	15,773	15,423	16,161	15,225	14,833	15,018	15,980	16,761	18,931	16,610
One year later	14,921	15,073	14,836	15,439	15,567	15,518	15,419	15,750	16,293	17,960
Two years later	14,450	14,548	14,371	15,330	15,900	16,175	15,757	15,677	16,033
Three years later	14,156	14,183	14,296	15,583	16,625	16,696	15,949	15,721
Four years later	13,894	14,168	14,530	16,317	17,249	16,937	16,051
Five years later	13,888	14,406	15,260	17,033	17,501	17,041
Six years later	14,140	15,109	16,024	17,302	17,633
Seven years later	14,824	15,899	16,292	17,436
Eight years later	15,625	16,184	16,431
Nine years later	15,911	16,326
Ten years later	16,061
Initial reserve in excess of (less than) reestimated reserve:
Amount of reestimate	$(463)	$(553)	$(1,008)	$(1,275)	$(2,408)	$(2,208)	$(1,033)	$259	$728	$971
Percent	-3.0%	-3.5%	-6.5%	-7.9%	-15.8%	-14.9%	-6.9%	1.6%	4.3%	5.1%
Gross Reestimated Liability-Latest	$19,228	$19,304	$19,300	$20,418	$20,609	$19,993	$18,990	$18,483	$19,028	$21,301
Reestimated Recoverable-Latest	3,167	2,978	2,869	2,982	2,976	2,952	2,939	2,762	2,995	3,341

Net Reestimated Liability-Latest	$16,061	$16,326	$16,431	$17,436	$17,633	$17,041	$16,051	$15,721	$16,033	$17,960
Gross Cumulative Reestimate (Increase) Decrease	$(1,846)	$(1,901)	$(2,419)	$(2,604)	$(3,750)	$(3,493)	$(2,300)	$(769)	$310	$816

Amount of Reestimates for Each Segment

	December 31,
($ millions)	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Net Discontinued Lines and Coverages Reestimate	$(1,851)	$(1,883)	$(1,811)	$(1,774)	$(1,765)	$(1,739)	$(1,508)	$(934)	$(299)	$(132)
Net Allstate Protection Reestimate	1,388	1,330	803	499	(643)	(469)	475	1,193	1,027	1,103

Amount of Reestimate (Net)	$(463)	$(553)	$(1,008)	$(1,275)	$(2,408)	$(2,208)	$(1,033)	$259	$728	$971

        As shown in the above table, the subsequent cumulative increase in the net reserves established from December 31, 1996 to December 31, 2002 reflects additions to reserves in the Discontinued Lines and Coverages Segment, primarily for asbestos and environmental liabilities, which offset the effects of favorable severity trends experienced by Allstate Protection, as discussed more fully below. The decreases in net reserves established as of December 31, 2003 to December 31, 2005 reflects favorable reestimates as more fully discussed below.

        The following table is derived from the Loss Reserve Reestimates table and summarizes the effect of reserve reestimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2006. The total of each column details the amount of reserve reestimates made in the indicated calendar year and shows the accident years to which the reestimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve reestimates for the indicated accident year(s). Favorable reserve reestimates are shown in this table in parenthesis.

Effect of Net Reserve Reestimates on
Calendar Year Operations

(in millions)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	TOTAL
BY ACCIDENT YEAR
1996 & PRIOR	(677)	(471)	(294)	(262)	(6)	252	684	801	286	150	463
1997		(229)	(231)	(103)	(9)	(14)	19	(11)	(1)	(8)	(587)
1998			(62)	(100)	(60)	(4)	27	(26)	(17)	(3)	(245)
1999				(257)	(34)	19	4	(48)	1	(5)	(320)
2000					451	80	(9)	(92)	(17)	(2)	411
2001						352	(68)	(103)	(11)	(28)	142
2002							(256)	(183)	(49)	(2)	(490)
2003								(568)	(265)	(58)	(891)
2004									(395)	(304)	(699)
2005										(711)	(711)

TOTAL	$(677)	$(700)	$(587)	$(722)	$342	$685	$401	$(230)	$(468)	$(971)	$(2,927)

        In 2006, 2005 and 2004, we decreased our reserve estimates for prior years. Favorable reserve estimates were primarily due to Allstate Protection auto injury severity and late reported loss development that was less than what was anticipated in previous reserve estimates and in 2006, also by catastrophe losses that were less than anticipated in previous estimates. Decreased reserve reestimates for Allstate Protection more than offset increased estimates of losses primarily related to asbestos liabilities in the Discontinued Lines and Coverages segment.

        In 2003 and 2002, we increased our reserve estimates for prior years. Unfavorable reserve reestimates in 2003 were due to increases primarily related to asbestos and other discontinued lines, partially offset by favorable Allstate Protection auto injury severity and late reported loss development that was better than previous estimates. Unfavorable reserve reestimates in 2002 were due to claim severity and late reported losses for Allstate Protection that were greater than what was anticipated in previous reserve estimates and to increased estimates of losses primarily related to asbestos and environmental liabilities in the Discontinued Lines and Coverages segment.

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

        Favorable calendar year reserve reestimates in 1997 through 2000 were the result of favorable severity trends in each of the four years for Allstate Protection, which more than offset adverse reestimates in the Discontinued Lines and Coverages segment, primarily for asbestos and environmental liabilities, virtually all of which relates to 1984 and prior years. The favorable severity trend during this period was primarily the result of favorable injury severity trends, as compared to our anticipated trends. Favorable injury severity trends were largely due to more moderate medical cost inflation and the mitigating effects of our loss management programs.

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

        Investment Regulation.      Our insurance subsidiaries are subject to regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Failure to comply with these rules leads to the treatment of non-conforming investments as non-admitted assets for purposes of measuring statutory surplus. Further, in some instances, these rules require divestiture of non-conforming investments. As of December 31, 2006 the investment portfolios of our insurance subsidiaries complied with such laws and regulations in all material respects.

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

        Variable Life Insurance, Variable Annuities and Registered Fixed Annuities.      The sale and administration of variable life insurance, variable annuities and registered fixed annuities with market value adjustment features are subject to extensive regulatory oversight at the federal and state level, including regulation and supervision by the Securities and Exchange Commission and the National Association of Securities Dealers.

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

        Asbestos.      President Bush has indicated support for efforts to pass meaningful federal reform to address asbestos claims and litigation. Congress has considered such legislation in the past, but unified support among various defendant and insurer groups considered essential to any possible reform has been lacking. In February 2006, there was a renewed effort to bring such measures before the Senate. There has been no real interest by Congress in pushing this legislation forward since that time. We cannot predict the impact on our business of possible future legislative measures regarding asbestos.

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

INTERNET WEBSITE

        Our Internet website address is allstate.com. The Allstate Corporation's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports that we file or furnish pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available through our Internet website, free of charge, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission. In addition, our corporate governance guidelines, our code of ethics, and the charters of our Audit Committee, Compensation and Succession Committee, and Nominating and Governance Committee are available on our website and in print to any stockholder who requests copies by contacting Investor Relations, The Allstate Corporation, 2775 Sanders Road, Northbrook, Illinois 60062-6127, 1-800-416-8803.

OTHER INFORMATION ABOUT ALLSTATE

        As of December 31, 2006, Allstate had approximately 36,800 full-time employees and 1,100 part-time employees.

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

        "Allstate" is one of the most recognized brand names in the U. S. According to independent market research conducted in 2004, "You're In Good Hands With Allstate" was recognized by 87% of consumers, making it the most recognized company tagline in the U.S.

Executive Officers

        The following table sets forth the names of our executive officers, their ages as of February 1, 2007, their positions, and the dates of their first election as officers. "AIC" refers to Allstate Insurance Company.

Name	Age	Position/Offices	Date First Elected Officer
Edward M. Liddy	61	Chairman of the Board of Directors of The Allstate Corporation	1994
Thomas J. Wilson	49	President, Chief Executive Officer and a director of The Allstate Corporation; also Chairman of the Board, President and Chief Executive Officer of AIC	1995
Catherine S. Brune	53	Senior Vice President and Chief Information Officer of AIC	1999
Frederick F. Cripe	49	Senior Vice President of AIC	1990
Joan M. Crockett	56	Senior Vice President of AIC (Human Resources)	1994
Danny L. Hale	62	Vice President and Chief Financial Officer of The Allstate Corporation; Senior Vice President and Chief Financial Officer of AIC	2003
James E. Hohmann	51	President and Chief Executive Officer of Allstate Financial—Senior Vice President of AIC	2007
Michael J. McCabe	61	Vice President and General Counsel of The Allstate Corporation; Senior Vice President, General Counsel and Assistant Secretary of AIC (Chief Legal Officer)	1980
Ronald D. McNeil	54	Senior Vice President of AIC (Allstate Protection Product Distribution)	1994
Samuel H. Pilch	60	Controller of The Allstate Corporation; Group Vice President and Controller of AIC	1995
Michael J. Roche	55	Senior Vice President of AIC (Claims)	2005
George E. Ruebenson	58	President Allstate Protection—Senior Vice President of AIC	1990
Eric A. Simonson	61	Senior Vice President and Chief Investment Officer of AIC (President, Allstate Investments, LLC)	2002
Casey J. Sylla	63	Senior Vice President of AIC (Chairman of the Board and President of Allstate Life Insurance Company)	1995
Joseph V. Tripodi	51	Senior Vice President and Chief Marketing Officer of AIC	2003
Joan H. Walker	59	Senior Vice President of AIC (Corporate Relations)	2005

        Each of the officers named above may be removed from office at any time, with or without cause, by the board of directors of the relevant company.

        With the exception of Messrs. Hale, Hohmann, Roche, Simonson, Tripodi and Ms. Walker, these officers have held the listed positions for at least the last five years or have served Allstate in various executive or administrative capacities for at least five years.

        Prior to joining Allstate in 2003, Mr. Hale served as Executive Vice President and Chief Financial Officer of Promus Hotel Corporation in 1999 and as Executive Vice President and Chief Financial Officer of USF&G Corporation from 1993 to 1998.

        Prior to joining Allstate in 2007, Mr. Hohmann was President and Chief Operating Officer of Conseco, Inc. in 2006 and Executive Vice President and Chief Administrative Officer from 2004 to 2006. Mr. Hohmann also served as President and Chief Executive Officer of XL Life and Annuity from 2001 to 2004.

        Prior to joining Allstate in 2002, Mr. Roche was Group President of Small Business Finance for Heller Financial from 1990-2002.

        Prior to joining Allstate in 2002, Mr. Simonson performed consulting services for large institutional investors from 2000 to 2002 and was Senior Vice President and Chief Investment Strategist for John Hancock Mutual Life Insurance Company from 1996 to 2000.

        Prior to joining Allstate in 2003, Mr. Tripodi was Chief Marketing Officer of The Bank of New York from 2002 to 2003 and Chief Marketing Officer of Seagram Spirits & Wine Group from 1999 to 2002.

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

        In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below, which apply to us as an insurer and a provider of other financial services. These risks constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and historical trends. These cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this document, in our filings with the Securities and Exchange Commission ("SEC") or in materials incorporated therein by reference. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Risks Relating to the Property-Liability business

As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events

        Because of the exposure of our property and casualty business to catastrophic events, our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made disasters, including earthquakes, volcanoes, wildfires, tornadoes, hurricanes, tropical storms and certain types of terrorism. We may continue to incur catastrophe losses in our auto and property business in excess of those experienced in prior years, in excess of those that management projects would be incurred based on hurricane and earthquake losses which have a one percent probability of occurring on an annual aggregate countrywide basis, and in excess of those that modelers estimate would be incurred based on other levels of probability, in excess of the average expected level used in pricing, and in excess of our current reinsurance coverage limits. While we believe that our natural event catastrophe management initiatives will reduce the potential magnitude of possible future natural event losses, we continue to be exposed to catastrophes that could have a material adverse effect on operating results and financial position. For example, our historical catastrophe experience includes losses relating to Hurricane Katrina in 2005 totaling $3.4 billion, the Northridge earthquake of 1994 totaling $2.1 billion and Hurricane Andrew in 1992 totaling $2.3 billion. We are also exposed to assessments from the California Earthquake Authority, and various state-created catastrophe insurance facilities, and to losses that could surpass the capitalization of these facilities. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which result in extraordinary losses or a downgrade of our debt or financial strength ratings.

        In addition, we are also subject to claims arising from weather events such as winter storms, rain, hail and high winds. The incidence and severity of weather conditions are largely unpredictable. There is generally an increase in the frequency and severity of auto and property claims when severe weather conditions occur.

The nature and level of catastrophes in any period cannot be predicted and could be material to catastrophe losses

        Although, along with others in the industry, we use models developed by third party vendors in assessing our personal lines property exposure to catastrophe losses that assume various conditions and probability scenarios, such models do not necessarily accurately predict future losses or accurately measure losses currently incurred. Catastrophe models, which have been evolving since the early 1990s, use historical information about hurricanes and earthquakes and also utilize detailed information about our in-force business. While we use this information in connection with our pricing and risk management activities, there are limitations with respect to their usefulness in predicting losses in any reporting period. These limitations are evident in significant variations in estimates between models and modelers, material increases and decreases in model results due to changes and refinements of the underlying data elements, assumptions which lead to questionable predictive capability, and actual event conditions that have not been well understood previously and not incorporated into the models. In addition, the models are not necessarily reflective of actual demand surge, loss adjustment expenses and the occurrence of mold losses, which are subject to wide variation by event or location.

Impacts of catastrophes and our catastrophe management strategy may adversely affect premium growth

        We believe that the actions we are taking to support earning an acceptable return on the risks assumed in our property business and to reduce the variability in our earnings, while providing quality protection to our customers, will be successful over the long term, however it is possible that they will have a negative impact on near-term growth and earnings. Homeowners premium growth rates and retention could be more adversely impacted than we expect by adjustments to our business structure, size and underwriting practices in markets with significant catastrophe risk exposure. In addition, due to the diminished potential for cross-selling opportunities, new business growth in our auto lines could be lower than expected. Efforts to recover the costs of our catastrophe reinsurance program through rate increases may not be entirely successful due to resistance by regulators or non-renewal decisions by policyholders resulting in a lower amount of insurance in force.

Unanticipated increases in the severity or frequency of claims may adversely affect our profitability

        Changes in the severity or frequency of claims may affect the profitability of our Allstate Protection segment. Changes in bodily injury claim severity are driven primarily by inflation in the medical sector of the economy. Changes in auto physical damage claim severity are driven primarily by inflation in auto repair costs, auto parts prices and used car prices. Changes in homeowner's claim severity are driven by inflation in the construction industry, in building materials and in home furnishings and by other economic and environmental factors, including increased demand for services and supplies in areas affected by hurricanes. However, changes in the level of the severity of claims are not limited to the effects of inflation and demand surge in these various sectors of the economy. Increases in claim severity can arise from unexpected events that are inherently difficult to predict. Examples of such events include a decision in 2001 by the Georgia Supreme Court that diminished value coverage was included in auto policies under Georgia law and the emergence of mold-related homeowners losses in the state of Texas during 2002. Although from time to time we pursue various loss management initiatives in the Allstate Protection segment in order to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity.

        Our Allstate Protection segment has experienced a decline in claim frequency. Other participants in the industry have also experienced a similar decline. We believe that this decrease may be attributable to a combination of several factors, including increases in the level of policy deductibles chosen by policyholders, improvements in car and road safety, aging of the population, increased driver education and restrictions for new drivers, decreases in policyholder submission of claims for minor losses, and our implementation of improved underwriting criteria. The favorable level of claim frequency we have experienced may not be sustainable over the longer term. A significant increase in claim frequency could have an adverse effect on our operating results and financial condition.

Actual claims incurred may exceed current reserves established for claims

        Recorded claim reserves in the Property-Liability business are based on our best estimates of losses, both reported and incurred but not reported ("IBNR"), after considering known facts and interpretations of circumstances. Internal factors are considered including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, loss management programs, product mix, and contractual terms. External factors are also considered which include but are not limited to law changes, court decisions, changes to regulatory requirements and economic conditions. Because reserves are estimates of the unpaid portion of losses that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded reserves and such variance may adversely affect our operating results and financial condition.

Predicting claim expense relating to asbestos and other environmental and discontinued lines is inherently uncertain

        The process of estimating asbestos, environmental and other discontinued lines liabilities is complicated by complex legal issues concerning, among other things, the interpretation of various insurance policy provisions and whether those losses are, or were ever intended to be, covered; and

whether losses could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements. Asbestos-related bankruptcies and other asbestos litigations are complex, lengthy proceedings that involve substantial uncertainty for insurers. While we believe that improved actuarial techniques and databases have assisted in estimating asbestos, environmental and other discontinued lines net loss reserves, these refinements may subsequently prove to be inadequate indicators of the extent of probable loss. Consequently, ultimate net losses from these discontinued lines could materially exceed established loss reserves and expected recoveries and have a material adverse effect on our liquidity, operating results and financial position.

Regulation limiting rate increases and requiring us to underwrite business and participate in loss sharing arrangements may decrease our profitability

        From time to time, political events and positions affect the insurance market, including efforts to suppress rates to a level that may not allow us to reach targeted levels of profitability. For example, when Allstate Protection's loss ratio compares favorably to that of the industry, state regulatory authorities may impose rate rollbacks, require us to pay premium refunds to policyholders, or resist or delay our efforts to raise rates even if the property and casualty industry generally is not experiencing regulatory resistance to rate increases. Such resistance affects our ability in all product lines to obtain approval for rate changes that may be required to achieve targeted levels of profitability and returns on equity. Our ability to afford reinsurance required to reduce our catastrophe risk in designated areas may be dependent upon the ability to adjust rates for its cost.

        In addition to regulating rates, certain states have enacted laws that require a property-liability insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities and joint underwriting associations or require the insurer to offer coverage to all consumers, often restricting an insurer's ability to charge the price it might otherwise charge. In these markets, we may be compelled to underwrite significant amounts of business at lower than desired rates, possibly leading to an unacceptable return on equity, or as the facilities recognize a financial deficit, they may, in turn have the ability to assess participating insurers, adversely affecting our results of operations. Laws and regulations of many states also limit an insurer's ability to withdraw from one or more lines of insurance in the state, except pursuant to a plan that is approved by the state insurance department. Additionally, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the state. Our operating results and financial condition could be adversely affected by any of these factors.

The potential benefits of implementing our sophisticated risk segmentation process ("Tiered Pricing") may not be fully realized

        We believe that Tiered Pricing and underwriting (including Strategic Risk Management which, in some situations, considers information that is obtained from credit reports among other factors) has allowed us to be more competitive and operate more profitably. However, because many of our competitors have adopted underwriting criteria and tiered pricing models similar to those we use and because other competitors may follow suit, we may lose our competitive advantage. Further, the use of insurance scoring from information that is obtained from credit reports as a factor in underwriting and pricing has at times been challenged by regulators, legislators, litigants and special interest groups in various states. Competitive pressures could also force us to modify our Tiered Pricing model. Furthermore, because we have been using Tiered Pricing only for the last several years, we can not be assured that Tiered Pricing models will accurately reflect the level of losses that we will ultimately incur from the mix of new business generated. Moreover, to the extent that competitive pressures limit our ability to attract new customers, our expectation that the amount of business written using Tiered Pricing will increase may not be realized.

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

        Our profitability in this segment depends on the adequacy of investment margins, the management of market and credit risks associated with investments, the sufficiency of premiums and contract charges to cover mortality and morbidity benefits, the persistency of policies to ensure recovery of acquisition expenses, and the management of operating costs and expenses within anticipated pricing allowances. Legislation and regulation of the insurance marketplace and products could also affect our profitability.

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

Changes in market interest rates may lead to a significant decrease in the sales and profitability of spread-based products

        Our ability to manage the Allstate Financial investment margin for spread-based products, such as fixed annuities and institutional products, is dependent upon maintaining profitable spreads between investment yields and interest crediting rates. When market interest rates decrease or remain at relatively low levels, proceeds from investments that have matured, prepaid or been sold may be reinvested at lower yields, reducing investment margin. Lowering interest crediting rates in such an environment can offset decreases in investment yield on some products. However, these changes could be limited by market conditions, regulatory or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields. Decreases in the rates offered on products in the financial segment could make those products less attractive, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products. Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium-and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new customer deposits. Increases in market interest rates can also have negative effects on Allstate Financial, for example by increasing the attractiveness of other investments to our customers, which can lead to higher surrenders at a time when the segment's fixed income investment asset values are lower as a result of the increase in interest rates. For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind rising market yields. We may react to market conditions by increasing crediting rates, which could narrow spreads. Unanticipated surrenders could result in deferred policy acquisition costs ("DAC") unlocking or affect the recoverability of DAC and thereby increase expenses and reduce profitability.

Changes in estimates of profitability on interest-sensitive life, fixed annuities and other investment products may have an adverse effect on results through increased amortization of DAC

        DAC related to interest-sensitive life, fixed annuities and other investment contracts is amortized in proportion to actual historical gross profits and estimated future gross profits ("EGP") over the estimated lives of the contracts. Assumptions underlying EGP, including those relating to margins from mortality, investment margin, contract administration, surrender and other contract charges, are updated from time to time in order to reflect actual and expected experience and its potential effect on the valuation of DAC. Updates to these assumptions could result in DAC unlocking, which in turn could adversely affect our net income and financial condition.

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

Risks Relating to the Insurance Industry

Our future results are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive

        The insurance industry is highly competitive. Our competitors include other insurers and, because many of our products include a savings or investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions. Many of our competitors have well-established national reputations and market similar products. Because of the competitive nature of the insurance industry, including competition for producers such as exclusive and independent agents, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressures will not have a material adverse effect on our business, operating results or financial condition. The ability of banks to affiliate with insurers may have a material adverse effect on all of our product lines by substantially increasing the number, size and financial strength of potential competitors. Furthermore, certain competitors operate using a mutual insurance company structure and therefore, may have dissimilar profitability and return targets.

We are subject to market risk and declines in credit quality

        We are subject to market risk, the risk that we will incur losses due to adverse changes in equity, interest, commodity or foreign currency exchange rates and prices. Our primary market risk exposures are to changes in interest rates and equity prices and, to a lesser degree, changes in foreign currency exchange rates and commodity prices. In addition, we are subject to potential declines in credit quality, either related to issues specific to certain industries or to a weakening in the economy in general. For additional information on market risk, see the "Market Risk" section of Management's Discussion and Analysis.

        A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new investments that may yield less than the portfolio's average rate. In a declining interest rate environment, borrowers may prepay or redeem securities more quickly than expected as they seek to refinance at lower rates. A decline could also lead us to purchase longer-term assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. An increase in market interest rates could have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio. Increases in interest rates also may lead to an increase in policy loans, surrenders and withdrawals that generally would be funded at a time when fair values of fixed income securities are lower. A declining equity market could also cause the investments in our pension plans to decrease or decreasing interest rates could cause the projected benefit obligation of our pension plans or the accumulated benefit obligation of our other post retirement benefit plans to increase, either or both resulting in a decrease in the funded status of the plans and a reduction of shareholders equity, increases in pension expense and increases in required contributions to the pension plans. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities, including realized losses relating to derivative strategies.

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

We may suffer losses from litigation

        As is typical for a large company, we are involved in a substantial amount of litigation, including class action litigation challenging a range of company practices and coverage provided by our insurance products. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to our operating results or cash flows for a particular quarter or annual period. For a description of our current legal proceedings, see Note 13 of the consolidated financial statements.

        In some circumstances, we may be able to collect on third-party insurance that we carry to recover all or part of the amounts that we may be required to pay in judgments, settlements and litigation expenses. However, we may not be able to resolve issues concerning the availability, if any, or the ability to collect such insurance concurrently with the underlying litigation. Consequently, the timing of the resolution of a particular piece of litigation and the determination of our insurance recovery with respect to that litigation may not coincide and, therefore, may be reflected in our financial statements in different fiscal quarters.

We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth

        As insurance companies, broker-dealers, investment advisers and/or investment companies, many of our subsidiaries are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators, the SEC, the National Association of Securities Dealers, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal issue may not result in compliance with another regulator's or enforcement authority's interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator's or enforcement authority's interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator's or enforcement authority's interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products, not holders of securities issued by The Allstate Corporation. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business.

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

The continued threat of terrorism and ongoing military actions may adversely affect the level of claim losses we incur and the value of our investment portfolio

        The continued threat of terrorism, both within the United States and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and losses from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by the continued threat of terrorism. We seek to mitigate the potential impact of terrorism on our commercial mortgage portfolio by limiting geographical concentrations in key metropolitan areas and by requiring terrorism insurance to the extent that it is commercially available. Additionally, in the event that terrorist acts occur, both Allstate Protection and Allstate Financial could be adversely affected, depending on the nature of the event.

Any decrease in our financial strength ratings may have an adverse effect on our competitive position

        Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital; a change in a rating agency's determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer's investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under the insurer's control. The insurance financial strength ratings of both Allstate Insurance Company and Allstate Life Insurance Company are A+, AA and Aa2 from A.M. Best, Standard & Poor's and Moody's, respectively. Several other affiliates have been assigned their own financial strength ratings by one or more rating agencies. Because all of these ratings are subject to continuous review, the retention of these ratings cannot be assured. A multiple level downgrade in any of these ratings could have a material adverse effect on our sales, our competitiveness, the marketability of our product offerings, and our liquidity, operating results and financial condition.

Changes in accounting standards issued by the Financial Accounting Standards Board ("FASB") or other standard-setting bodies may adversely affect our financial statements

        Our financial statements are subject to the application of generally accepted accounting principles, which is periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards from time to time issued by recognized authoritative bodies, including the FASB. It is possible that future changes we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our results and financial condition. For a description of potential changes in accounting standards that could affect us currently, see Note 2 of the consolidated financial statements.

The ability of our subsidiaries to pay dividends may affect our liquidity and ability to meet our obligations

        The Allstate Corporation is a holding company with no significant operations. The principal asset is the stock of its subsidiaries. State insurance regulatory authorities limit the payment of dividends by insurance subsidiaries, as described in Note 15 of the consolidated financial statements. In addition, competitive pressures generally require the subsidiaries to maintain insurance financial strength ratings. These restrictions and other regulatory requirements affect the ability of the subsidiaries to make dividend payments. Limits on the ability of the subsidiaries to pay dividends could adversely affect our liquidity, including our ability to pay dividends to shareholders, service our debt and complete share repurchase programs in the timeframe expected.

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

Item 1B. Unresolved Staff Comments

        None.

Item 2. Properties

        Our home office complex is located in Northbrook, Illinois. As of December 31, 2006, the complex consists of several buildings totaling approximately 2.3 million square feet of office space on a 250-acre site.

        We also operate from 1,274 administrative, data processing, claims handling and other support facilities in North America. Approximately 4.4 million square feet are owned and 7.0 million are leased. In addition, we lease three properties as lessee in Northern Ireland comprising approximately 152,900 square feet. Generally, only major facilities are owned. In almost all cases, lease terms are for five years or less.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        As of January 31, 2007, there were 130,552 record holders of The Allstate Corporation's common stock. The principal market for the common stock is the New York Stock Exchange but it is also listed on the Chicago Stock Exchange. Set forth below are the high and low New York Stock Exchange Composite listing prices of, and cash dividends declared for, the common stock during 2006 and 2005.

	High	Low	Close	Dividends Declared
2006
First quarter	56.09	50.22	52.11	.35
Second quarter	57.69	50.30	54.73	.35
Third quarter	62.94	54.16	62.73	.35
Fourth quarter	66.14	60.66	65.11	.35
2005
First quarter	55.41	49.66	54.06	.32
Second quarter	60.87	52.35	59.75	.32
Third quarter	63.22	49.90	55.29	.32
Fourth quarter	57.91	51.61	54.07	.32

        The payment of dividends by Allstate Insurance Company to The Allstate Corporation is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. In the twelve-month period ending December 31, 2006, Allstate Insurance Company paid dividends of $1.01 billion. Based on the greater of 2006 statutory net income or 10% of statutory surplus, the maximum amount of dividends that Allstate Insurance Company will be able to pay without prior Illinois Department of Insurance approval at a given point in time in 2007 is $4.92 billion, less dividends paid during the preceding twelve months measured at that point in time. Notification and approval of intercompany lending activities is also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 - October 31, 2006	3,173,865	$62.5165	3,173,400	$96 million
November 1, 2006 - November 30, 2006	2,692,110	$62.9676	2,651,700	$2.9 billion
December 1, 2006 - December 31, 2006	2,207,937	$64.7862	2,098,185	$2.8 billion
Total	8,073,912	$63.2876	7,923,285

(1)
In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors. The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

October:    465
November:    40,410
December:    109,752

(2)
Repurchases under our programs are, from time to time, executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

On November 9, 2004, Allstate announced the approval of a new repurchase program for $4.00 billion. This program was completed as of December 31, 2006.

On October 18, 2006, Allstate announced the approval of a new share repurchase program for $3.00 billion, which is expected to be completed by March, 31 2008.

Item 6. Selected Financial Data

(in millions, except per share data and ratios)	2006	2005	2004	2003	2002
Consolidated Operating Results
Insurance premiums and contract charges	$29,333	$29,088	$28,061	$26,981	$25,654
Net investment income	6,177	5,746	5,284	4,972	4,849
Realized capital gains and losses	286	549	591	196	(924)
Total revenues	35,796	35,383	33,936	32,149	29,579
Income from continuing operations	4,993	1,765	3,356	2,720	1,465
Cumulative effect of change in accounting principle, after-tax	—	—	(175)	(15)	(331)
Net income	4,993	1,765	3,181	2,705	1,134
Net income per share:
Diluted:
Income before cumulative effect of change in accounting principle, after-tax	7.84	2.64	4.79	3.85	2.06
Cumulative effect of change in accounting principle, after-tax	—	—	(0.25)	(0.02)	(0.46)
Net income	7.84	2.64	4.54	3.83	1.60
Basic:
Income before cumulative effect of change in accounting principle, after-tax	7.89	2.67	4.82	3.87	2.07
Cumulative effect of change in accounting principle, after-tax	—	—	(0.25)	(0.02)	(0.47)
Net income	7.89	2.67	4.57	3.85	1.60
Cash dividends declared per share	1.40	1.28	1.12	0.92	0.84
Redemption of Shareholder rights	—	—	—	0.01	—
Consolidated Financial Position
Investments	$119,757	$118,297	$115,530	$103,081	$90,650
Total assets	157,554	156,072	149,725	134,142	117,426
Reserves for claims and claims expense, and life-contingent contract benefits and contractholder funds	93,683	94,639	86,801	75,805	67,697
Short-term debt	12	413	43	3	279
Long-term debt	4,650	4,887	5,291	5,073	3,961
Mandatorily redeemable preferred securities of subsidiary trusts(1)	—	—	—	—	200
Shareholders' equity	21,846	20,186	21,823	20,565	17,438
Shareholders' equity per diluted share	34.84	31.01	31.72	29.04	24.75
Property-Liability Operations
Premiums earned	$27,369	$27,039	$25,989	$24,677	$23,361
Net investment income	1,854	1,791	1,773	1,677	1,656
Income before cumulative effect of change in accounting principle, after-tax	4,614	1,431	3,045	2,522	1,321
Cumulative effect of change in accounting principle, after-tax	—	—	—	(1)	(48)
Net income	4,614	1,431	3,045	2,521	1,273
Operating ratios(2)
Claims and claims expense ("loss") ratio	58.5	78.3	68.7	70.6	75.6
Expense ratio	25.1	24.1	24.3	24.0	23.3
Combined ratio	83.6	102.4	93.0	94.6	98.9
Allstate Financial Operations
Premiums and contract charges	$1,964	$2,049	$2,072	$2,304	$2,293
Net investment income	4,173	3,830	3,410	3,233	3,121
Income before cumulative effect of change in accounting principle, after-tax	464	416	421	322	261
Cumulative effect of change in accounting principle, after-tax	—	—	(175)	(17)	(283)
Net income (loss)	464	416	246	305	(22)
Investments	75,951	75,233	72,530	62,895	55,264

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

(2)
We use operating ratios to measure the profitability of our Property-Liability results. We believe that they enhance an investor's understanding of our profitability. They are calculated as follows: Claims and claims expense ("loss") ratio is the ratio of claims and claims expense to premiums earned. Loss ratios include the impact of catastrophe losses. Expense ratio is the ratio of amortization of DAC, operating costs and expenses and restructuring and related charges to premiums earned. Combined ratio is the ratio of claims and claims expense, amortization of DAC, operating costs and expenses and restructuring and related charges to premiums earned. The combined ratio is the sum of the loss ratio and the expense ratio. The difference between 100% and the combined ratio represents underwriting income (loss) as a percentage of premiums earned.

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

        The most important factors we monitor to evaluate the financial condition and performance of our company include:

  •
  For Allstate Protection: premium written, the number of policies in force ("PIF"), retention, price changes, claim frequency (rate of claim occurrence) and severity (average cost per claim), catastrophes, loss ratio, expenses, underwriting results and sales of all products and services;

  •
  For Allstate Financial: premiums, deposits, gross margin including investment and benefit margins, amortization of deferred policy acquisition costs, expenses, operating income, invested assets, and profitably growing distribution partner relationships;

  •
  For Investments: credit quality/experience, stability of long-term returns, cash flows and asset and liability duration; and

  •
  For financial condition: our financial strength ratings, operating leverage, debt leverage, and return on equity.

2006 HIGHLIGHTS

  •
  Net income increased to $4.99 billion in 2006 from $1.77 billion in 2005. Net income per diluted share increased to $7.84 in 2006 from $2.64 in 2005.

  •
  Total revenues reached a record $35.80 billion, an increase of 1.2% compared to last year.

  •
  Property-Liability premiums earned increased 1.2% to $27.37 billion. The combined ratio improved 18.8 points to 83.6 in 2006.

  •
  Catastrophe losses in 2006 totaled $810 million, with an impact to the combined ratio of 3.0 points, compared to $5.67 billion in 2005, with a combined ratio impact of 21.0 points.

  •
  Allstate Financial investments as of December 31, 2006 increased 1.0% over December 31, 2005.

  •
  Allstate Financial net income increased 11.5% to $464 million in 2006 from $416 million in 2005.

  •
  Stock repurchases totaled $1.75 billion for the year.

  •
  Book value per share increased 12.4% to $34.84 as of December 31, 2006 from $31.01 as of December 31, 2005.

  •
  Return on equity improved 15.4 points to 23.8%.

CONSOLIDATED NET INCOME

	For the years ended December 31,
(in millions)	2006	2005	2004
Revenues
Property-liability insurance premiums	$27,369	$27,039	$25,989
Life and annuity premiums and contract charges	1,964	2,049	2,072
Net investment income	6,177	5,746	5,284
Realized capital gains and losses	286	549	591

Total revenues	35,796	35,383	33,936
Costs and expenses
Property-liability insurance claims and claims expense	(16,017)	(21,175)	(17,843)
Life and annuity contract benefits	(1,570)	(1,615)	(1,618)
Interest credited to contractholder funds	(2,609)	(2,403)	(2,001)
Amortization of deferred policy acquisition costs	(4,757)	(4,721)	(4,465)
Operating costs and expenses	(3,033)	(2,997)	(3,040)
Restructuring and related charges	(182)	(41)	(51)
Interest expense	(357)	(330)	(308)

Total costs and expenses	(28,525)	(33,282)	(29,326)
Loss on disposition of operations	(93)	(13)	(24)
Income tax expense	(2,185)	(323)	(1,230)

Income before cumulative effect of change in accounting principle, after-tax	4,993	1,765	3,356
Cumulative effect of change in accounting principle, after-tax	—	—	(175)

Net income	$4,993	$1,765	$3,181

Property-Liability	$4,614	$1,431	$3,045
Allstate Financial	464	416	246
Corporate and Other	(85)	(82)	(110)

Net income	$4,993	$1,765	$3,181

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

        We have identified five accounting policies that require us to make estimates that are significant to the consolidated financial statements. It is reasonably likely that changes in these estimates could occur from period to period and result in a material impact on our consolidated financial statements. A brief summary of each of these critical accounting estimates follows. For a more detailed discussion of the effect of these estimates on our consolidated financial statements, and the judgments and assumptions related to these estimates, see the referenced sections of the MD&A. For a complete summary of our significant accounting policies see Note 2 of the consolidated financial statements.

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

        For investments classified as available for sale, the difference between fair value and amortized cost for fixed income securities or cost for equity securities, net of deferred income taxes and certain other items (as disclosed in Note 5), is reported as a component of accumulated other comprehensive income on the Consolidated Statements of Financial Position and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when declines in fair values are deemed other-than-temporary. The assessment of other-than-temporary impairment of a security's fair value is performed on a portfolio review as well as a case-by-case basis considering a wide range of factors. For our portfolio review evaluations, we ascertain whether there are any approved programs involving the disposition of investments such as changes in duration, revision to strategic asset allocations and liquidity actions; and any dispositions anticipated by the portfolio managers. In these instances, we recognize impairment on securities being considered for these approved anticipated actions if the security is in an unrealized loss position. There are a number of assumptions and estimates inherent in evaluating impairments and determining if they are other-than-temporary, including 1) our ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the duration and extent to which the fair value has been less than amortized cost for fixed income securities or cost for equity securities; 4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to later determine that an impairment is other-than-temporary, including 1) general economic conditions that are worse than previously assumed or that have a greater adverse effect on a particular issuer than originally estimated; 2) changes in the facts and circumstances related to a particular issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances or new information obtained which causes a change in our ability or intent to hold a security to maturity or until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholders' equity since the majority of our portfolio is carried at fair value and as a result, any related net unrealized loss would already be reflected as a component of accumulated other comprehensive income in shareholders' equity.

        For a more detailed discussion of the risks relating to changes in investment values and levels of investment impairment, and the potential causes of such changes, see Note 5 of the consolidated financial statements and the Investments, Market Risk, Enterprise Risk Management and Forward-looking Statements and Risk Factors sections of this document.

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

        When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value, or foreign currency cash flow hedges. When designating a derivative as an accounting hedge, we formally document the hedging relationship, risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the assumptions used to assess how effective the hedging instrument is in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk. In the case of a cash flow hedge, this documentation includes the exposure to changes in the hedged transaction's variability in cash flows attributable to the hedged risk. We do not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, we confirm that the hedging instrument continues to be highly effective in offsetting the hedged risk. For further discussion of these policies and quantification of the impact of these estimates and assumptions, see Note 6 of the consolidated financial statements and the Investments, Market Risk, Enterprise Risk Management and Forward-looking Statements and Risk Factors sections of this document.

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

        DAC related to traditional life insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Significant assumptions relating to estimated premiums, investment income and realized capital gains and losses, as well as to all other aspects of DAC are determined based upon conditions as of the date of policy issuance and are generally not revised during the life of the policy. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies change the rate of amortization in the period such events occur. Generally, the amortization periods for these contracts approximate the estimated lives of the policies.

        DAC related to interest-sensitive life, annuities and other investment contracts is amortized in proportion to the incidence of the total present value of gross profits which includes both actual historical gross profits ("AGP") and estimated future gross profits ("EGP") expected to be earned over the estimated lives of the contracts. Actual amortization periods range from 15-30 years; however, incorporating estimates of customer surrender rates, partial withdrawals and deaths generally results in the majority of the DAC being amortized over the surrender charge period. AGP and EGP consist of the following components: benefit margins primarily from mortality; investment margin including realized capital gains and losses; and contract administration, surrender and other contract charges, less maintenance expenses. We periodically review and make revisions to EGPs resulting in changes in the cumulative amounts expensed as a component of amortization of DAC in the period in which the revision is made. This is commonly known as "DAC unlocking".

        For quantification of the impact of these estimates and assumptions on Allstate Financial, see the Allstate Financial Segment and Forward-looking Statements and Risk Factors sections of this document and Note 2 and 10 of the consolidated financial statements.

        Reserve for Property-Liability Insurance Claims and Claims Expense Estimation    Reserves are established to provide for the estimated costs of paying claims and claims expenses under insurance policies we issued. Property-Liability underwriting results are significantly influenced by estimates of property-liability insurance claims and claims expense reserves. These reserves are an estimate of amounts necessary to settle all outstanding claims, including claims that have been incurred but not reported ("IBNR"), as of the financial statement date.

        Characteristics of Reserves    Reserves are established independently of business segment management for each business segment and line of business based on estimates of the ultimate cost to settle claims, less losses that have been paid. The significant lines of business for Allstate Protection are Auto, Homeowners, and Other Lines. For Discontinued Lines and Coverages, they are Asbestos, Environmental, and Other Discontinued Lines. Allstate Protection's claims are typically reported promptly with relatively little reporting lag between the date of occurrence and the date of loss report. Auto and Homeowners liability losses generally take an average of about two years to settle, while Auto Physical Damage, Homeowners property and Other Personal Lines have an average settlement time of less than one year. Discontinued Lines and Coverages involve long-tail losses, such as those related to asbestos and environmental claims, which often involve substantial reporting lags and extended times to settle.

        Reserves are the difference between the estimated ultimate cost of losses incurred and the amount of paid losses as of the reporting date. Reserves are estimated for both reported and unreported claims, and include estimates of all expenses associated with processing and settling all incurred claims. We update our reserve estimates quarterly and as new information becomes available or as events unfold that may affect the resolution of unsettled claims. Changes in prior year reserve estimates (reserve reestimates), which may be material, are determined by comparing updated estimates of ultimate losses to prior estimates, and the differences are recorded as property-liability insurance claims and claims expenses in the Consolidated Statements of Operations in the period such changes are determined. Estimating the ultimate cost of claims and claims expenses is an inherently uncertain and complex process involving a high degree of judgment and is subject to evaluation of numerous variables.

        The Actuarial Methods used to Develop Reserve Estimates    Reserves estimates are derived by using several different actuarial estimation methods that are variations on one primary actuarial technique. This actuarial technique is known as a "chain ladder" estimation process in which historical loss patterns are applied to actual paid losses and reported losses (paid losses plus individual case reserves established by claim adjusters) for an accident year or a report year to create an estimate of how losses are likely to develop over time. An accident year refers to classifying claims based on the year in which the claims occurred. A report year refers to classifying claims based on the year in which the claims are reported. Both classifications are used to prepare estimates of required reserves for payments to be made in the future. The key assumptions affecting our reserve estimates comprise data elements including claim counts, paid losses, case reserves, and development factors calculated with this data.

        In the chain ladder estimation technique, a ratio (development factor) is calculated which compares current period results to results in the prior period for each accident year. A three-year or two-year average development factor, based on historical results, is usually multiplied by the current period experience to estimate the development of losses of each accident year into the next time period. The development factors for the future time periods for each accident year are compounded over the remaining future periods to calculate an estimate of ultimate losses for each accident year. The implicit assumption of this technique is that an average of historical development factors is predictive of future loss development, as the significant size of our experience data base achieves a high degree of statistical credibility in actuarial projections of this type. The effects of inflation are implicitly considered in the reserving process, the implicit assumption being that a multi-year average development factor includes an adequate provision. Occasionally, unusual aberrations in loss patterns are caused by external and internal factors such as changes in claim reporting, settlement patterns, unusually large losses, process changes, legal or regulatory changes, and other influences. In these instances, analyses of alternate development factor selections are performed to evaluate the effect of these factors, and actuarial judgment is applied to make appropriate development factor assumptions needed to develop a best estimate of ultimate losses.

        How Reserve Estimates are Established and Updated    Reserve estimates are developed at a very detailed level, and the results of these numerous micro-level best estimates are aggregated to form a consolidated reserve estimate. For example, over one thousand actuarial estimates of the types described above are prepared each quarter to estimate losses for each line of insurance, major components of losses (such as coverages and perils), major states or groups of states and for reported losses and IBNR. The actuarial methods described above are used to analyze the settlement patterns of claims by determining the development factors for specific data elements that are necessary components of a reserve estimation process. Development factors are calculated quarterly for data elements such as, claim counts reported and settled, paid losses, and paid losses combined with case reserves. The calculation of development factors from changes in these data elements also impacts claim severity (average cost per claim) trends, which is a common industry reference used to explain changes in reserve estimates. The historical development patterns for these data elements are used as the assumptions to calculate reserve estimates.

        Often, several different estimates are prepared for each detailed component, incorporating alternative analyses of changing claim settlement patterns and other influences on losses, from which we select our best estimate for each component, occasionally incorporating additional analyses and actuarial judgment, as described above. These micro-level estimates are not based on a single set of assumptions. Actuarial judgments that may be applied to these components of certain micro-level estimates generally do not have a material impact on the consolidated level of reserves. Moreover, this detailed micro-level process does not permit or result in a compilation of a company-wide roll up to generate a range of needed loss reserves that would be meaningful. Based on our review of these estimates, our best estimate of required reserves for each state/line/coverage component is recorded for each accident year, and the required reserves for each component are summed to create the reserve balances carried on our Consolidated Statements of Financial Position.

        Reserves are reestimated quarterly, by combining historical results with current actual results to calculate new development factors. This process incorporates the historic and latest actual trends, and other underlying changes in the data elements used to calculate reserve estimates. New development factors are likely to differ from previous development factors used in prior reserve estimates because actual results (claims reported or settled, losses paid, or changes to case reserves) occur differently than the implied assumptions contained in the previous development factor calculations. If claims reported, paid losses, or case reserves changes are greater or lower than the levels estimated by previous development factors, reserve reestimates increase or decrease. When actual development of these data elements is different than the historical development pattern used in a prior period reserve estimate, a new reserve is determined. The difference between indicated reserves based on new reserve estimates and recorded reserves (the previous estimate) is the amount of reserve reestimate and an increase or decrease in property-liability insurance claims and claims expense will be recorded in the Consolidated Statements of Operations. Total Property-liability reserve reestimates, after-tax, as a percent of net income, from 2004, 2005 and 2006 were 4.7%, 17.2% and 12.6%, respectively. For Property-Liability, the 3-year average of reserve reestimate as a percentage of total reserves was 3.1% favorable reestimate, for Allstate Protection the 3-year average of reserve estimates was a favorable 5.7% and for Discontinued Lines and Coverages the 3-year average of reserve reestimates was an unfavorable 15.9%, each of these results being consistent within a reasonable actuarial tolerance for our respective businesses. Allstate Protection reserve reestimates were primarily the result of claim severity development that was better than expected and late reported loss development that was better than expected due to lower frequency trends, and for Discontinued Lines and Coverages, reestimates were primarily a result of increased reported claim activity (claims frequency). A more detailed discussion of reserve reestimates is presented in the Property-Liability Claims and Claims Expense Reserves section of the MD&A.

        The following table shows claims and claims expense reserves by operating segment and line of business as of December 31:

(in millions)	2006	2005	2004
Allstate Protection
Auto	$9,995	$10,460	$10,228
Homeowners	2,226	3,675	1,917
Other Lines	2,235	2,619	2,289

Total Allstate Protection	$14,456	$16,754	$14,434
Discontinued Lines and Coverages
Asbestos	1,375	1,373	1,464
Environmental	194	205	232
Other Discontinued Lines	585	599	631

Total Discontinued Lines and Coverages	$2,154	$2,177	$2,327

Total Property-Liability	$16,610	$18,931	$16,761

Allstate Protection Reserve Estimates

        Factors Affecting Reserve Estimates    Reserve estimates are developed based on the processes and historical development trends as previously described. These estimates are considered in conjunction with known facts and interpretations of circumstances and factors including our experience with similar cases, actual claims paid, differing payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, changes in law and regulation, judicial decisions, and economic conditions. When we experience changes of the type previously mentioned, we may need to apply actuarial judgment in the determination and selection of development factors considered more reflective of the new trends, such as combining shorter or longer periods of historical results with current actual results to produce development factors based on two-year, three-year, or longer development periods to reestimate our reserves. For example, if a legal change is expected to have a significant impact on the development of claim severity for a coverage which is part of a particular line of insurance in a specific state, actuarial judgment is applied to determine appropriate development factors that will most accurately reflect the expected impact in that specific estimate. Another example would be when a change in economic conditions is expected to affect the cost of repairs to damaged autos or property for a particular line, coverage, or state, actuarial judgment is applied to determine appropriate development factors to use in the reserve estimate that will most accurately reflect the expected impacts on severity development.

        As claims are reported, for certain liability claims of sufficient size and complexity, the field adjusting staff establishes case reserve estimates of ultimate cost, based on their assessment of facts and circumstances related to each individual claim. For other claims which occur in large volumes and settle in a relatively short time frame, it is not practical or efficient to set case reserves for each claim, and a statistical case reserve is set for these claims based on estimating techniques previously described. In the normal course of business, we may also supplement our claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims.

        Historically, the case reserves set by the field adjusting staff have not proven to be an entirely accurate estimate of the ultimate cost of claims. To provide for this, a development reserve is estimated using previously described processes, and allocated to pending claims as a supplement to case reserves. Typically, the case and supplemental development reserves comprise about 90% of total reserves.

        Another major component of reserves is IBNR. Typically, IBNR comprises about 10% of total reserves.

        Generally, the initial reserves for a new accident year are established based on severity assumptions for different business segments, lines, and coverages based on historical relationships to relevant inflation indicators, and reserves for prior accident years are statistically determined using processes previously described. Changes in auto current year claim severity are generally influenced by inflation in the medical and auto repair sectors of the economy. We mitigate these effects through various loss management programs. Injury claims are affected largely by medical cost inflation while physical damage claims are affected largely by auto repair cost inflation and used car prices. For auto physical damage coverages, we monitor our rate of increase in average cost per claim against a weighted average of the Maintenance and Repair price index and the Parts & Equipment price index. We believe our claim settlement initiatives, such as improvements to the claim review and settlement process, the use of special investigative units to detect fraud and handle suspect claims, litigation management and defense strategies, as well as various other loss management initiatives underway, contribute to the mitigation of injury and physical damage severity trends.

        Changes in homeowners current year claim severity are generally influenced by inflation in the cost of building materials, the cost of construction and property repair services, the cost of replacing home furnishings and other contents, the types of claims that qualify for coverage, deductibles and other economic and environmental factors. We employ various loss management programs to mitigate the effect of these factors.

        As loss experience for the current year develops for each type of loss, it is monitored relative to initial assumptions until it is judged to have sufficient statistical credibility. From that point in time and forward, reserves are re-estimated using statistical actuarial processes to reflect the impact actual loss trends have on development factors incorporated into the actuarial estimation processes. Statistical credibility is usually achieved by the end of the first calendar year, however, when trends for the current accident year exceed initial assumptions sooner, they are usually given credibility, and reserves are increased accordingly.

        The very detailed processes for developing reserve estimates and the lack of a need and existence of a common set of assumptions or development factors, limits aggregate reserve level testing for variability of data elements. However, by applying standard actuarial methods to consolidated historic accident year loss data for major loss types, comprising auto injury losses, auto physical damage losses and homeowner losses, we develop variability analyses consistent with the way we develop reserves by measuring the potential variability of development factors, as described in the section titled, "Potential Reserve Estimate Variability" below.

        Causes of Reserve Estimate Uncertainty    Since reserves are estimates of the unpaid portions of claims and claims expenses that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, requires regular reevaluation and refinement of estimates to determine our ultimate loss estimate.

        At each reporting date, the highest degree of uncertainty in estimates of losses arises from claims remaining to be settled for the current accident year and the most recent preceding accident year. The greatest degree of uncertainty exists in the current accident year because the current accident year contains the greatest proportion of losses that have not been reported or settled but must be estimated as of the current reporting date. Most of these losses relate to damaged property such as automobiles and homes, and to medical care for injuries from accidents. During the first year after the end of an accident year, a large portion of the total losses for that accident year are settled. When accident year losses paid through the end of the first year following the accident year are incorporated into updated actuarial estimates, the trends inherent in the settlement of claims emerge more clearly. Consequently, this is the point in time at which we tend to make our largest reestimates of losses for an accident year. After the second year, the losses that we pay for an accident year typically relate to claims that are more difficult to settle, such as those involving serious injuries or litigation. Private passenger auto insurance provides a good illustration of the uncertainty of future loss estimates: our typical annual percentage payout of reserves for an accident year is approximately 45% in the first year after the end of the accident year, 20% in the second year, 15% in the third year, 10% in the fourth year, and the remaining 10% thereafter.

        Reserves for Catastrophe Losses    Property-Liability claims and claims expense reserves also include reserves for catastrophe losses. Catastrophe losses are an inherent risk of the property-liability insurance industry that have contributed, and will continue to contribute, to potentially material year-to-year fluctuations in our results of operations and financial position. We define a "catastrophe" as an event that produces pretax losses before reinsurance in excess of $1 million and involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time following the event. Catastrophes are caused by various natural events including earthquakes, volcanoes, wildfires, tornadoes, hailstorms, hurricanes, tropical storms, high winds and winter storms. We are also exposed to man-made catastrophic events, such as certain acts of terrorism or industrial accidents. The nature and level of catastrophes in any period cannot be predicted.

        The estimation of claims and claims expense reserves for catastrophes also comprises estimates of losses from reported claims and IBNR, primarily for damage to property. In general, our estimates for catastrophe reserves are based on claim adjuster inspections and the application of historical loss development factors as described previously. However, depending on the nature of the catastrophe, as noted above, the estimation process can be further complicated. For example, for hurricanes, complications could include the inability of insureds to be able to promptly report losses, limitations placed on claims adjusting staff affecting their ability to inspect losses, determining whether losses are covered by our homeowners policy (generally for damage caused by wind or wind driven rain), or specifically excluded coverage caused by flood, estimating additional living expenses, and assessing the impact of demand surge, exposure to mold damage, and the effects of numerous other considerations, including the timing of a catastrophe in relation to other events, such as at or near the end of a financial reporting period, which can affect the availability of information needed to estimate reserves for that reporting period. In these situations, we may need to adapt our practices to accommodate these circumstances in order to determine a best estimate of our loss from a catastrophe. As an example, to complete an estimate for certain areas affected by Hurricane Katrina and not yet inspected by our claims adjusting staff, or where we believed our historical loss development factors were not predictive, we relied on analysis of actual claim notices received compared to total policies in force, as well as visual, governmental and third party information, including aerial photos, area observations, and data on wind speed and flood depth to the extent available.

        Potential Reserve Estimate Variability    The aggregation of numerous micro-level estimates for each business segment, line of insurance, major components of losses (such as coverages and perils), and major states or groups of states for reported losses and IBNR forms the reserve liability recorded in the Consolidated Statements of Financial Position. Because of this detailed approach to developing our reserve estimates, there is not a single set of assumptions that determine our reserve estimates at the consolidated level. Moreover, management does not compile a range of reserve estimates, because management does not believe the processes that we follow will produce a statistically credible or reliable actuarial reserve range that would be meaningful. Reserve estimates, by their very nature, are very complex to determine and subject to significant judgment, and do not represent an exact determination for each outstanding claim. Accordingly, as actual claims, and/or paid losses, and/or case reserve results emerge, our estimate of the ultimate cost to settle will be different than previously estimated.

        To develop a statistical indication of potential reserve variability within reasonably likely possible outcomes, an actuarial (stochastic modeling) technique is applied to the countrywide consolidated data elements for paid losses and paid losses combined with case reserves separately for injury losses, auto physical damage losses, and homeowners losses excluding catastrophe losses. Based on the combined historical variability of the development factors calculated for these data elements an estimate of the standard error or standard deviation around these reserve estimates is calculated within each accident year for the last eleven years for each type of loss. The variability of these reserve estimates within one standard deviation of the mean (a measure of frequency of dispersion often viewed to be an acceptable level of accuracy) is believed by management to represent a reasonable and statistically probable measure of potential variability. Based on our products and coverages, historical experience, the statistical credibility of our extensive data, and stochastic modeling of actuarial chain ladder methodologies used to develop reserve estimates, we estimate that the potential variability of our Allstate Protection reserves, after-tax, within a reasonable probability of other possible outcomes, may be approximately plus or minus 4%, or plus or minus $400 million in net income. A lower level of variability exists for auto injury losses, which comprise approximately 70% of reserves, due to their relatively stable development patterns over a longer duration of time required to settle claims. Other types of losses, such as auto physical damage, homeowners losses and other losses, which comprise about 30% of reserves, tend to have greater variability, but are settled in a much shorter period of time. Although this evaluation reflects most reasonably likely outcomes, it is possible the final outcome may fall below or above these amounts. Historical variability of reserve estimates is reported in the Property-Liability Claims and Claims Expense Reserves section of the MD&A.

        Adequacy of Reserve Estimates    We believe our net claims and claims expense reserves are appropriately established based on available methodology, facts, technology, laws and regulations. We calculate and record a single best reserve estimate, in conformance with generally accepted actuarial standards, for each line of insurance, its components (coverages and perils), and state, for reported losses and for IBNR losses and as a result we believe that no other estimate is better than our recorded amount. Due to the uncertainties involved, the ultimate cost of losses may vary materially from recorded amounts, which are based on our best estimates.

Discontinued Lines and Coverages Reserve Estimates

        Characteristics of Discontinued Lines Exposure    We continue to receive asbestos and environmental claims. Asbestos claims relate primarily to bodily injuries asserted by people who were exposed to asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs.

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

        Direct excess insurance and reinsurance involve coverage written by us for specific layers of protection above retentions and other insurance plans. The nature of excess coverage and reinsurance provided to other insurers limits our exposure to loss to specific layers of protection in excess of policyholder retention on primary insurance plans. Our exposure is further limited by the significant reinsurance that we had purchased on our direct excess business.

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

        How Reserve Estimates are Established and Updated    We conduct an annual review in the third quarter of each year to evaluate and establish asbestos, environmental and other discontinued lines reserves. Reserves are recorded in the reporting period in which they are determined. Using established industry and actuarial best practices and assuming no change in the regulatory or economic environment, this detailed and comprehensive "ground up" methodology determines asbestos reserves based on assessments of the characteristics of exposure (e.g. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, and determines environmental reserves based on assessments of the characteristics of exposure (e.g. environmental damages, respective shares of liability of potentially responsible parties, appropriateness and cost of remediation) to pollution and related clean-up costs. The number and cost of these claims is affected by intense advertising by trial lawyers seeking asbestos plaintiffs, and entities with asbestos exposure seeking bankruptcy protection as a result of asbestos liabilities, initially causing a delay in the reporting of claims, often followed by an acceleration and an increase in claims and claims expenses as settlements occur.

        After evaluating our insureds' probable liabilities for asbestos and/or environmental claims, we evaluate our insureds' coverage programs for such claims. We consider our insureds' total available insurance coverage, including the coverage we issued. We also consider relevant judicial interpretations of policy language and applicable coverage defenses or determinations, if any.

        Evaluation of both the insureds' estimated liabilities and our exposure to the insureds depends heavily on an analysis of the relevant legal issues and litigation environment. This analysis is conducted by our specialized claims adjusting staff and legal counsel. Based on these evaluations, case reserves are established by claims adjusting staff and actuarial analysis is employed to develop an IBNR reserve, which includes estimated potential reserve development and claims that have occurred but have not been reported. As of December 31, 2006, IBNR was 66.5% of combined asbestos and environmental reserves.

        For both asbestos and environmental reserves, we also evaluate our historical direct net loss and expense paid and incurred experience to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid and incurred activity.

        Other Discontinued Lines and Coverages    Reserves for Other Discontinued Lines provide for remaining loss and loss expense liabilities related to business no longer written by us, other than asbestos and environmental, and are presented in the following table.

(in millions)	2006	2005	2004
Other mass torts	$185	$203	$205
Workers' compensation	140	151	152
Commercial and other	260	245	274

Other discontinued lines	$585	$599	$631

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

        Potential Reserve Estimate Variability    Establishing Discontinued Lines and Coverages net loss reserves for asbestos, environmental and other discontinued lines claims is subject to uncertainties that are much greater than those presented by other types of claims. Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure and unresolved legal issues regarding policy coverage; unresolved legal issues regarding the determination, availability and timing of exhaustion of policy limits; plaintiffs' evolving and expanding theories of liability, availability and collectibility of recoveries from reinsurance; retrospectively determined premiums and other contractual agreements; estimates of the extent and timing of any contractual liability; the impact of bankruptcy protection sought by various asbestos producers and other asbestos defendants; and other uncertainties. There are also complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are covered, or were ever intended to be covered, and could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean-up costs represent insured property damage. Our reserves for asbestos and environmental exposures could be affected by tort reform, class action litigation, and other potential legislation and judicial decisions. Environmental exposures could also be affected by a change in the existing federal Superfund law and similar state statutes. There can be no assurance that any reform legislation will be enacted or that any such legislation will provide for a fair, effective and cost-efficient system for settlement of asbestos or environmental claims. We believe these issues are not likely to be resolved in the near future, and the ultimate costs may vary materially from the amounts currently recorded resulting in material changes in loss reserves. Historical variability of reserve estimates is demonstrated in the Property-Liability Claims and Claims Expense Reserves section of the MD&A.

        Adequacy of Reserve Estimates    Management believes its net loss reserves for environmental, asbestos and other discontinued lines exposures are appropriately established based on available facts, technology, laws, regulations, and assessments of other pertinent factors and characteristics of exposure (e.g. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, assuming no change in the legal, legislative or economic environment. Due to the uncertainties and factors described above, management believes it is not practicable to develop a meaningful range for any such additional net loss reserves that may be required.

        Further Discussion of Reserve Estimates    For further discussion of these estimates and quantification of the impact of reserve estimates, reserve reestimates and assumptions, see Notes 7 and 13 to the consolidated financial statements and the Catastrophe Losses, Property-Liability Claims and Claims Expense Reserves and Forward-looking Statements and Risk Factors sections of this document.

        Reserve for Life-Contingent Contract Benefits Estimation    Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when establishing the reserve for life-contingent contract benefits. These assumptions, which for life contingent annuities and traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of annuity benefit or coverage, year of issue and policy duration. Future investment yield assumptions are determined at the time the policy is issued based upon prevailing investment yields as well as estimated reinvestment yields. Mortality, morbidity and policy termination assumptions are based on our experience and industry experience prevailing at the time the policies are issued. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period.

        For further discussion of these policies, see Note 8 of the consolidated financial statements and the Forward-looking Statements and Risk Factors section of this document.

PROPERTY-LIABILITY 2006 HIGHLIGHTS

  •
  Premiums written, an operating measure that is defined and reconciled to premiums earned on page 49, increased 0.5% to $27.53 billion in 2006 over 2005. Allstate brand standard auto premiums written increased 3.5% in 2006 over 2005. Allstate brand homeowners premiums written decreased 1.9% in 2006 from 2005.

  •
  The impact of the cost of the catastrophe reinsurance program on premiums written totaled $607 million in 2006 compared to $196 million in 2005. Excluding this cost, premiums written grew 2.0% in 2006 over 2005.

  •
  Allstate brand standard auto new issued applications increased 2.9% in 2006 over 2005. Allstate brand homeowners new issued applications decreased 16.5% in 2006 from 2005.

  •
  PIF as of December 31, 2006 when compared to December 31, 2005 for Allstate brand standard auto and homeowners increased 2.7% and 0.1%, respectively.

  •
  The Allstate brand standard auto renewal ratio was 90.0 in 2006 compared to 90.5 in 2005. The Allstate brand homeowners renewal ratio was 87.3 in 2006 compared to 88.2 in 2005.

  •
  Claim frequencies, excluding catastrophes, in the auto and homeowners insurance lines continued to decline, while current year claim severity was higher, when compared to 2005.

  •
  Underwriting income for Property-Liability was $4.50 billion in 2006 compared to an underwriting loss of $636 million in 2005. The combined ratio was 83.6 in 2006 compared to 102.4 in 2005. Underwriting income (loss), a measure that is not based on GAAP, is defined below.

  •
  Catastrophe losses in 2006 totaled $810 million compared to $5.67 billion in 2005. The effect of catastrophe losses on the combined ratio was 3.0 and 21.0 points in 2006 and 2005, respectively.

  •
  Prior year favorable net reserve reestimates in 2006 totaled $971 million compared to $468 million in 2005, including reserve reestimates of catastrophe losses of $223 million favorable in 2006 and $94 million unfavorable in 2005.

PROPERTY-LIABILITY OPERATIONS

        Overview    Our Property-Liability operations consist of two business segments: Allstate Protection and Discontinued Lines and Coverages. Allstate Protection is structured around two brands, the Allstate brand and Encompass brand. Allstate Protection is principally engaged in the sale of personal property and casualty insurance, primarily private passenger auto and homeowners insurance, to individuals in the United States and Canada. Discontinued Lines and Coverages includes results from insurance coverage that we no longer write and results for certain commercial and other businesses in run-off. These segments are consistent with the groupings of financial information that management uses to evaluate performance and to determine the allocation of resources.

        Underwriting income (loss), is not a GAAP measure and is reconciled to net income on page 47. It is calculated as premiums earned, less claims and claims expense ("losses"), amortization of DAC, operating costs and expenses and restructuring and related charges, as determined using GAAP. We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results. It is also an integral component of incentive compensation. It is useful for investors to evaluate the components of income separately and in the aggregate when reviewing performance. Underwriting income (loss) should not be considered as a substitute for net income and does not reflect the overall profitability of the business. Net income is the GAAP measure most directly comparable to underwriting income (loss).

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

  •
  Effect of catastrophe losses on combined ratio—the percentage of catastrophe losses included in claims and claims expenses to premiums earned. This ratio includes prior year reserve reestimates.

  •
  Effect of pretax reserve reestimates on combined ratio—the percentage of pretax reserve reestimates included in claims and claims expense to premiums earned. This ratio includes prior year reserve reestimates including catastrophe losses.

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

        Summarized financial data, a reconciliation of underwriting income (loss) to net income and GAAP operating ratios for our Property-Liability operations for the years ended December 31, are presented in the following table.

(in millions, except ratios)	2006	2005	2004
Premiums written	$27,526	$27,391	$26,531

Revenues
Premiums earned	$27,369	$27,039	$25,989
Net investment income	1,854	1,791	1,773
Realized capital gains and losses	348	516	592

Total revenues	29,571	29,346	28,354
Costs and expenses
Claims and claims expense	(16,017)	(21,175)	(17,843)
Amortization of DAC	(4,131)	(4,092)	(3,874)
Operating costs and expenses	(2,567)	(2,369)	(2,396)
Restructuring and related charges	(157)	(39)	(46)

Total costs and expenses	(22,872)	(27,675)	(24,159)
Loss on disposition of operations	(1)	—	—
Income tax expense	(2,084)	(240)	(1,150)

Net income	$4,614	$1,431	$3,045

Underwriting income (loss)	4,497	$(636)	$1,830
Net investment income	1,854	1,791	1,773
Income tax expense on operations	(1,963)	(63)	(955)
Realized capital gains and losses, after-tax	227	339	397
Loss on disposition of operations, after-tax	(1)	—	—

Net income	$4,614	$1,431	$3,045

Catastrophe losses	$810	$5,674	$2,468

GAAP operating ratios
Claims and claims expense ratio	58.5	78.3	68.7
Expense ratio	25.1	24.1	24.3

Combined ratio	83.6	102.4	93.0

Effect of catastrophe losses on combined ratio	3.0	21.0	9.5

Effect of pretax reserve reestimates on combined ratio	(3.5)	(1.7)	(0.9)

Effect of restructuring and related charges on combined ratio	0.6	0.1	0.2

Effect of Discontinued Lines and Coverages on combined ratio	0.5	0.7	2.5

ALLSTATE PROTECTION SEGMENT

        Overview and Strategy    The Allstate Protection segment sells primarily private passenger auto and homeowner insurance to individuals through Allstate Exclusive Agencies, Customer Information Centers and over the Internet under the Allstate brand and through independent agencies under the Encompass® and Deerbrook® brands. The Encompass brand includes standard auto and homeowners products while the Deerbrook brand is used for non-standard auto products.

        The key elements of the Allstate Protection strategy are:

  •
  Investing in marketing and brand awareness

  •
  Improving the customer experience

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

        We maintain a broad marketing approach throughout the U.S. We have aligned agency and management compensation and the overall strategies of the Allstate brand to best serve our customers by basing certain incentives on Allstate brand profitability, unit growth, retention, and sales of financial products. We differentiate the Allstate brand from competitors by offering a choice of products, including our innovative Allstate® Your Choice Auto ("YCA") with options such as safe driving deductibles and a safe driving bonus, Allstate® Your Choice Homeowners ("YCH") with options such as claims free bonus and personalized coverage and Allstate BlueSM our new non-standard auto product with features such as loyalty bonuses and roadside assistance, as well as other discount options available depending on a consumer's needs.

        Tiered Pricing and underwriting are designed to enhance both our competitive position and profit potential, and produce a broader range of premiums that is more refined than the range generated by the standard/non-standard model. Tiered Pricing includes our Strategic Risk Management program, which uses a number of risk evaluation factors including, to the extent legally permissible, insurance scoring based on information that is obtained from credit reports. We continue to expand the number of tiers with successive rating program releases.

        Substantially all of new and approximately 86% of renewal business written for Allstate brand auto uses Tiered Pricing. For Allstate brand homeowners, approximately 87% of new and 53% of renewal business written uses Tiered Pricing. For Allstate brand auto and homeowners business written under Tiered Pricing, our results indicate a shift toward more customers who we consider high lifetime value that generally are retained longer and have more favorable loss results.

        As we continue to use Tiered Pricing, there is a diminishing capacity to draw meaningful comparisons to historical presentations, including the distinctions between standard and non-standard which have become less relevant in certain states. Generally, standard auto customers are expected to have lower risks of loss than non-standard auto customers.

        We are pursuing improvements in the overall customer experience through actions targeted to increase customer satisfaction and retention. These programs are designed around establishing customer service expectations and customer relationship building. Our claims strategy focuses on delivering fast, fair and consistent claim service while achieving loss cost management and customer satisfaction.

        We continue to enhance technology to integrate our distribution channels, improve customer service, facilitate the introduction of new products and services and reduce infrastructure costs related to supporting agencies and handling claims. These actions and others are designed to optimize the effectiveness of our distribution and service channels by increasing the productivity of the Allstate brand's exclusive agencies and our direct channels: the Internet and call centers.

        Our strategy for the Encompass brand includes enhancing pricing and product sophistication through our Tiered Pricing approach Encompass Edge®, increasing distribution effectiveness and improving agency technology interfaces to support profitable growth. We are positioning the brand to expand product breadth and improve agency penetration by leveraging technology and service capabilities

        We continue to pursue our strategy to manage our property catastrophe exposure to provide our shareholders an acceptable return on the risks assumed in our property business and to reduce the variability of our earnings, while providing protection to our customers. Although in many areas of the country we are currently achieving returns within acceptable risk tolerances, we continue to seek solutions to improve returns in areas that have known exposure to hurricanes, earthquakes, fires following earthquakes and other catastrophes. Management's measurements for our property business include exposure limits based on hurricane and earthquake losses which have a one percent probability of occurring on an annual aggregate countrywide basis. We are working for changes in the regulatory environment, including fewer restrictions on underwriting, recognizing the need for and improving appropriate risk based pricing and promoting the creation of government sponsored, privately funded solutions. Our property business includes personal homeowners, commercial property and other property lines. While the actions that we take will be primarily focused on reducing the catastrophe exposure in our property business, we also consider their impact on our ability to market our auto lines.

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

        Premiums written, an operating measure, is the amount of premiums charged for policies issued during a fiscal period. Premiums earned is a GAAP measure. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums on our Consolidated Statements of Financial Position. Since the Allstate brand policy periods are typically 6 months for auto and 12 months for homeowners, Encompass auto and homeowners policy periods are typically 12 months and Deerbrook auto policy periods are typically 6 months, rate changes will generally be recognized in premiums earned over a period of 6 to 24 months. During this period, premiums written at a higher rate will cause an increase in the balance of unearned premiums on our Consolidated Statements of Financial Position.

        The following table shows the unearned premium balance at December 31 and the timeframe in which we expect to recognize these premiums as earned.

			% earned after
(in millions)	2006	2005	90 days	180 days	270 days	360 days
Allstate brand:
Standard auto	$3,971	$3,851	74.3%	98.7%	99.7%	100.0%
Non-standard auto	349	401	71.5%	96.7%	99.3%	100.0%

Auto	4,320	4,252	74.0%	98.6%	99.7%	100.0%
Homeowners	3,332	3,252	43.6%	75.8%	94.3%	100.0%
Other personal lines(1)	1,441	1,302	40.1%	69.4%	86.7%	93.0%

Total Allstate brand	9,093	8,806	57.5%	85.6%	95.7%	98.9%
Encompass brand:
Standard auto	573	594	44.3%	76.1%	94.4%	100.0%
Non-standard auto (Deerbrook)	23	28	75.2%	100.0%	100.0%	100.0%

Auto	596	622	45.5%	77.0%	94.6%	100.0%
Homeowners	316	317	44.2%	76.2%	94.5%	100.0%
Other personal lines	73	84	44.3%	76.2%	94.4%	100.0%

Total Encompass brand	985	1,023	45.0%	76.7%	94.5%	100.0%

Total Allstate Protection unearned premiums	$10,078	$9,829	56.3%	84.7%	95.5%	99.0%

(1)
December 31, 2006 includes $201 million of unearned premiums related to the loan protection business previously managed by Allstate Financial. Policies have terms of up to 7 years.

        A reconciliation of premiums written to premiums earned for the years ended December 31 is presented in the following table.

(in millions)	2006	2005	2004
Premiums written:
Allstate Protection	$27,525	$27,393	$26,527
Discontinued Lines and Coverages	1	(2)	4

Property-Liability premiums written	27,526	27,391	26,531
Increase in unearned premiums	(354)	(349)	(608)
Other(1)	197	(3)	66

Property-Liability premiums earned	$27,369	$27,039	$25,989

Premiums earned:
Allstate Protection	$27,366	$27,038	$25,983
Discontinued Lines and Coverages	3	1	6

Property-Liability	$27,369	$27,039	$25,989

(1)
Includes the transfer at January 1, 2006 of $152 million to Property-Liability unearned premiums related to the loan protection business previously managed by Allstate Financial. Prior periods have not been reclassified.

        Premiums written by brand are shown in the following table.

	Allstate brand			Encompass brand			Total Allstate Protection
(in millions)	2006	2005	2004	2006	2005	2004	2006	2005	2004
Standard auto	$15,704	$15,173	$14,491	$1,138	$1,174	$1,212	$16,842	$16,347	$15,703
Non-standard auto	1,386	1,587	1,777	94	116	153	1,480	1,703	1,930

Auto	17,090	16,760	16,268	1,232	1,290	1,365	18,322	18,050	17,633
Homeowners	5,926	6,040	5,639	589	611	552	6,515	6,651	6,191
Other personal lines(1)	2,548	2,523	2,551	140	169	152	2,688	2,692	2,703

Total	$25,564	$25,323	$24,458	$1,961	$2,070	$2,069	$27,525	$27,393	$26,527

(1)
Other personal lines include involuntary auto, commercial lines, condominium, renters and other personal lines.

        Premiums earned by brand are shown in the following table.

	Allstate brand			Encompass brand			Total Allstate Protection
(in millions)	2006	2005	2004	2006	2005	2004	2006	2005	2004
Standard auto	$15,591	$15,034	$14,290	$1,160	$1,186	$1,208	$16,751	$16,220	$15,498
Non-standard auto	1,436	1,642	1,823	98	125	161	1,534	1,767	1,984

Auto	17,027	16,676	16,113	1,258	1,311	1,369	18,285	17,987	17,482
Homeowners	5,793	5,792	5,349	590	583	529	6,383	6,375	5,878
Other personal lines	2,546	2,514	2,482	152	162	141	2,698	2,676	2,623

Total	$25,366	$24,982	$23,944	$2,000	$2,056	$2,039	$27,366	$27,038	$25,983

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

  •
  Average premium—gross written: Gross premiums written divided by issued item count. Gross premiums written do not include the impacts from mid-term premium adjustments, ceded reinsurance, or premium refund accruals. Allstate brand average premiums represent the appropriate policy term for each line, which is 6 months for auto and 12 months for homeowners. Encompass brand average premiums represent the appropriate policy term for each line, which is 12 months for standard auto and homeowners and 6 months for non-standard auto.

        Standard auto premiums written increased 3.0% to $16.84 billion in 2006 from $16.35 billion in 2005, following a 4.1% increase in 2005 from $15.70 billion in 2004.

        Allstate brand standard auto premiums written increased 3.5% to $15.70 billion in 2006 from $15.17 billion in 2005, following a 4.7% increase in 2005 from $14.49 billion in 2004. Our Allstate brand standard auto growth strategy includes actions such as the continued rollout of YCA policy options which represented $1.15 billion of premiums written in 2006, increased marketing, the continued refinement of Tiered Pricing, underwriting actions and agency growth, while recognizing that the impact of catastrophe management actions on cross-sell opportunities and competitive pressures in certain markets may lessen their success. These growth strategies are particularly emphasized as applicable in states most impacted by our catastrophe management actions such as Florida, New York and Texas.

        Allstate brand standard auto new issued applications are shown in the table below.

(in thousands)	2006	2005	2004
Allstate brand standard auto
Hurricane exposure states(1)	1,037	999	1,089
California	319	316	322
All other states	627	612	658

Total new issued applications	1,983	1,927	2,069

(1)
Hurricane exposure states are Alabama, Connecticut, Delaware, Florida, Georgia, Louisiana, Maine, Maryland, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia and Washington, D.C.

        Allstate brand standard auto new issued applications in the hurricane exposure states increased 3.8% in 2006 when compared to 2005. Included in this increase was a 25.5% increase in the state of Florida due to agency growth, price and product modifications, and improved marketing effectiveness. New issued applications in the hurricane exposure states continue to be impacted by catastrophe management actions on cross-sell opportunities and competitive pressures in certain markets.

        Allstate brand standard auto new issued applications decreased 6.9% in 2005 when compared to 2004 primarily due to competitive pressures in certain states and the effects of our catastrophe management actions.

	Allstate brand
Standard Auto
	2006	2005	2004
Renewal ratio (%)	90.0	90.5	90.8
PIF (thousands)	18,084	17,613	17,122
Average premium—gross written (six months)	$420	$417	$411

        Allstate brand standard auto premiums written increased in 2006 when compared to 2005 due to increases in PIF and average premium. The 2.7% increase in Allstate brand standard auto PIF as of December 31, 2006 as compared to December 31, 2005 was primarily the result of growth in policies available for renewal and new issued applications, resulting in increases in 35 of our 49 states and in the District of Columbia. Allstate brand standard auto average premium increased 0.7% in 2006 compared to 2005 primarily due to higher average new premiums reflecting a shift by policyholders to newer and more expensive autos, partly offset by net rate decreases. The Allstate brand standard auto renewal ratio declined 0.5 points in 2006 compared to 2005 due to competitive pressures in certain states.

        Allstate brand standard auto premiums written increased in 2005 when compared to 2004 due to increases in PIF and average premium. The increase in Allstate brand standard auto PIF as of December 31, 2005 as compared to December 31, 2004 was primarily the result of growth in policies available for renewal and new issued applications. The increase in the Allstate brand standard auto average premium in 2005 compared to 2004 was primarily due to a shift by policyholders to newer and more expensive autos and, to a lesser extent, rate actions.

        Encompass brand standard auto premiums written decreased 3.1% to $1.14 billion in 2006 from $1.17 billion in 2005 due to declines in PIF. PIF declined 1.8% to 1.12 million as of December 31, 2006 as compared to December 31, 2005 due to a decline in the policies available to renew and from the negative impact of our catastrophe management actions in certain markets more than offsetting new business. We expect the rate of decline in Encompass brand standard auto PIF to continue to moderate as we pursue growth opportunities in this channel. The 12-month average premium decreased 0.1% to $983 in 2006 from $984 in 2005. The renewal ratio was 76.4% in 2006 compared to 75.0% in 2005.

        Encompass brand standard auto premiums written decreased in 2005 when compared to 2004 due to declines in PIF, partially offset by increases in average premium. PIF declined in 2005 due to insufficient new business to offset the decline in the renewal ratio. The increases in average premium were primarily due to rate activity.

        Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued in all locations. The following table shows the net rate changes that were approved for standard auto during 2006 and 2005. These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing new business in a state.

	# of States		Countrywide(%)(1)		State Specific(%)(2)
	2006	2005	2006(3)	2005(4)	2006(3)	2005(4)
Allstate brand	26	23	(0.2)	0.4	(0.5)	1.0
Encompass brand	16	22	(0.4)	0.7	(1.6)	1.6

(1)
Represents the impact in the states where rate changes were approved during 2006 as a percentage of total countrywide prior year-end premiums written.

(2)
Represents the impact in the states where rate changes were approved during 2006 as a percentage of total prior year-end premiums written in those states.

(3)
Excluding the impact of rate reductions in North Carolina and Texas for Allstate brand, the countrywide rate change is 0.2% and the state specific rate change is 0.9%.

(4)
Excluding the impact of a rate reduction in the state of New York for Allstate brand, the countrywide rate change is 0.8% and the state specific rate change is 2.5%.

        Non-standard auto premiums written decreased 13.1% to $1.48 billion in 2006 from $1.70 billion in 2005, following an 11.8% decrease in 2005 from $1.93 billion in 2004.

        Allstate brand non-standard auto premiums written decreased 12.7% to $1.39 billion in 2006 from $1.59 billion in 2005, following a 10.7% decrease in 2005 from $1.78 billion in 2004. Our Allstate brand non-standard growth strategy includes our new Allstate Blue product which is targeted toward consumers who prefer a recognized brand of insurance and generally have a long-term relationship with their insurer. It was introduced in the state of Virginia during 2006.

	Allstate brand
Non-Standard Auto
	2006	2005	2004
Renewal ratio (%)	75.9	77.6	78.2
PIF (thousands)	943	1,110	1,267
Average premium—gross written (six months)	$617	$629	$631

        Allstate brand non-standard auto premiums written decreased in 2006 when compared to 2005 due to declines in PIF and average premium. Allstate brand non-standard auto new issued applications decreased 11.4% in 2006 when compared to 2005 due to lower new business production as agencies continued to focus on our standard auto business. PIF decreased 15.0% as of December 31, 2006 compared to December 31, 2005 due to new business production insufficient to offset the inherently low renewal ratio in this business. The decline of 1.9% in average premium in 2006 compared to 2005 is due to a shift in the geographic mix of business and net rate decreases.

        Allstate brand non-standard auto premiums written declined during 2005 when compared to 2004 due to lower new business production, PIF and average premium. The decline in average premium during 2005 when compared to 2004 was due to a shift in the geographic mix of business and net rate decreases.

        Encompass brand (Deerbrook) non-standard auto premiums written decreased 19.0% to $94 million in 2006 from $116 million in 2005, primarily due to declines in PIF and average premium. PIF declined 14.4% to 85 thousand as of December 31, 2006 compared to December 31, 2005. Average premium declined 4.6% to $535 in 2006 from $561 in 2005. The renewal ratio was 67.3% in 2006 compared to 65.3% in 2005.

        Encompass brand non-standard auto premiums written decreased in 2005 when compared to 2004 primarily because of declines in new business.

        Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued in all locations. The following table shows the net rate changes that were approved for non-standard auto during 2006 and 2005. These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing new business in a state.

	# of States		Countrywide(%)(1)		State Specific(%)(2)
	2006	2005	2006(3)	2005	2006(3)	2005
Allstate brand	3	6	(1.6)	(0.3)	(3.5)	(1.4)
Encompass brand	3	1	—	(0.1)	(0.2)	(0.2)

(1)
Represents the impact in the states where rate changes were approved during 2006 as a percentage of total countrywide prior year-end premiums written.

(2)
Represents the impact in the states where rate changes were approved during 2006 as a percentage of total prior year-end premiums written in those states.

(3)
Excluding the impact of the rate reduction in Texas for Allstate brand, the countrywide rate change is (0.6)% and the state specific rate change is (1.7)%.

        Auto premiums written (standard and non-standard) increased 1.5% to $18.32 billion in 2006 from $18.05 billion in 2005, following a 2.4% increase in 2005 from $17.63 billion in 2004.

        Allstate brand auto premiums written increased 2.0% to $17.09 billion in 2006 from $16.76 billion in 2005, following a 3.0% increase in 2005 from $16.27 billion in 2004.

	Allstate brand
Auto
	2006	2005	2004
Renewal ratio (%)	89.1	89.6	89.7
PIF (thousands)	19,027	18,723	18,390
Average premium—gross written	$431	$431	$428

        Allstate brand auto premiums written increased in 2006 when compared to 2005 due to increases in PIF. The 1.6% increase in Allstate brand auto PIF as of December 31, 2006 compared to December 31, 2005 was the result of growth in policies available for renewal and new issued applications. Allstate brand auto new issued applications increased 0.9% to 2.26 million in 2006 when compared to 2005 due to agency growth and national and local marketing, partially offset by the impact of catastrophe management actions on cross-sell opportunities and competitive pressures in certain markets. The Allstate brand auto average premium was comparable in 2006 to 2005 as Allstate brand standard auto average premium increase was offset by Allstate brand non-standard auto average premium decrease in 2006 compared to 2005. The Allstate brand auto renewal ratio declined 0.5 points in 2006 compared to 2005 due to competitive pressures in certain states.

        Allstate brand auto premiums written increased in 2005 when compared to 2004 due to increases in PIF and average premiums, partially offset by a decrease in new issued applications of 7.9% primarily related to competitive pressures in certain states and the effects of our catastrophe management actions.

        The increase in Allstate brand auto PIF as of December 31, 2005 as compared to December 31, 2004 was the result of new business. The increase in the Allstate brand auto average premium in 2005 compared to 2004 was primarily due to a shift by policyholders to newer and more expensive autos and, to a lesser extent, rate actions.

        Encompass brand auto premiums written decreased 4.5% to $1.23 billion in 2006 compared to $1.29 billion in 2005 due to declines in PIF. PIF declined 2.8% as of December 31, 2006 compared to December 31, 2005 due to a decline in policies available for renewal and from the negative impact of our catastrophe management actions in certain markets more than offsetting new business. Average premium (12-month for standard auto and six-month for non-standard) increased 0.4% to $926 in 2006 from $922 in 2005 primarily due to a shift by policyholders to newer and more expensive autos, partially offset by a change in the mix of business to polices with a lower average premium. The renewal ratio was 75.2% in 2006 compared to 73.5% in 2005.

        Encompass brand auto premiums written decreased in 2005 when compared to 2004 due to declines in PIF, partially offset by increase in average premium. The increases in average premium are primarily due to rate activity. PIF declined in 2005 due to insufficient new business to offset declines due to decreases in the renewal ratio.

        Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued in all locations. The following table shows the net rate changes that were approved for auto during 2006 and 2005. These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing new business in a state.

	# of States		Countrywide(%)(1)		State Specific(%)(2)
	2006	2005	2006(3)	2005(4)	2006(3)	2005(4)
Allstate brand	26	23	(0.3)	0.3	(0.9)	0.9
Encompass brand	18	22	(0.3)	0.6	(1.6)	1.5

(1)
Represents the impact in the states where rate changes were approved during 2006 as a percentage of total countrywide prior year-end premiums written.

(2)
Represents the impact in the states where rate changes were approved during 2006 as a percentage of total prior year-end premiums written in those states.

(3)
Excluding the impact of rate reductions in North Carolina and Texas for Allstate brand, the countrywide rate change is 0.1% and the state specific rate change is 0.6%.

(4)
Excluding the impact of a rate reduction in the state of New York for Allstate brand, the countrywide rate change is 0.7% and the state specific rate change is 2.3%.

        Homeowners premiums written decreased 2.0% to $6.52 billion in 2006 from $6.65 billion in 2005, following a 7.4% increase in 2005 from $6.19 billion in 2004. Excluding the cost of catastrophe reinsurance, premiums written grew 3.0% in 2006 and 8.5% in 2005 compared to the prior year. For a more detailed discussion on reinsurance, see the Property-Liability Claims and Claims Expense Reserves section of the MD&A and Note 9 of the consolidated financial statements.

        Allstate brand homeowners premiums written declined 1.9% to $5.93 billion in 2006 from $6.04 billion in 2005, following a 7.1% increase in 2005 from $5.64 billion in 2004. Catastrophe management actions have had an impact on our new business writings for homeowners insurance during 2006 and 2005, as demonstrated by the decline in Allstate brand homeowners new issued applications in the following table. We expect this trend to continue in 2007 while we address our catastrophe exposure.

(in thousands)	2006	2005	2004
Allstate brand homeowners
Hurricane exposure states(1)	472	574	639
California	56	111	156
All other states	459	497	495

Total new issued applications	987	1,182	1,290

(1)
Hurricane exposure states are Alabama, Connecticut, Delaware, Florida, Georgia, Louisiana, Maine, Maryland, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia and Washington, D.C.

        Allstate brand homeowners new issued applications decreased in almost all hurricane exposure states in 2006 when compared to 2005 as a result of our catastrophe management actions. The decrease in California new issued applications in 2006 is due to changes in underwriting requirements related to catastrophe management actions. The decrease in all other states in 2006 includes the impact of earthquake coverage-related actions.

	Allstate brand
Homeowners
	2006	2005	2004
Renewal ratio (%)	87.3	88.2	88.4
PIF (thousands)	7,836	7,828	7,572
Average premium—gross written (12 months)	$832	$799	$757

        Allstate brand homeowners premiums written declined in 2006 when compared to 2005 due to increases in ceded reinsurance premiums, partially offset by increases in PIF and average premium. The 0.1% increase in Allstate brand homeowners PIF as of December 31, 2006 as compared to December 31, 2005 is the result of growth in policies available for renewal.

        PIF and renewal ratio have been negatively impacted by our catastrophe management actions. This trend will continue into 2007 due to actions such as our decision to discontinue offering coverage by Allstate Floridian Insurance Company and its subsidiaries ("Allstate Floridian") on approximately 120,000 property policies, as part of a renewal rights and reinsurance arrangement with Royal Palm Insurance Company ("Royal Palm") commencing in the fourth quarter of 2006 ("Royal Palm 1"), and an additional 106,000 property policies under a renewal rights agreement in anticipation of entering into a reinsurance agreement with Royal Palm ("Royal Palm 2"), and as noted below the impact of a similar arrangement with Universal Insurance Company of North America ("Universal") entered into in 2005. Allstate Floridian plans to no longer offer coverage on the policies involved in Royal Palm 1 and Royal Palm 2, at which time Royal Palm may offer coverage to these policyholders. The policies involved in Royal Palm 1 expired at the rate of 4% in the fourth quarter of 2006. The policies involved in Royal Palm 1 and Royal Palm 2 are expected to expire at a rate of 3% in the first quarter of 2007, 26% in the second quarter of 2007, 27% in the third quarter of 2007, 22% in the fourth quarter of 2007 and 18% in the first quarter of 2008. As of February 1, 2007, Royal Palm 1 had approximately 94,000 policies that had not expired.

        On January 30, 2007, Emergency Rule 69OER7-1 was enacted by the Florida Financial Services Commission, the provisions of which temporarily limit policy non-renewals and filings for rate increases. Subsequently on February 19, 2007, an Order that the Office of Insurance Regulation was required to make by new property legislation provided further clarity on the temporary limitations on policy renewals imposed by Emergency Rule 69OER7-1. The February 19 order requires property insurers to file new and lower rates, which reflect the lower cost of acquiring additional reimbursement protection from the Florida Hurricane Catastrophe Fund ("FHCF") as compared to purchasing reinsurance coverage, prior to commencing new non-renewal notices. We intend to comply with these requirements and do not anticipate any signficant delays or impacts on the renewal rights agreements and anticipated reinsurance agreement with Royal Palm.

        The Allstate brand homeowners average premium increased 4.1% in 2006 when compared to 2005 primarily due to higher average renewal premiums related to increases in insured value and rate changes approved including our net cost of reinsurance. The Allstate brand homeowners renewal ratio declined 0.9 points in 2006 compared to 2005 primarily due to our catastrophe management actions.

        Allstate brand homeowners premiums written increased in 2005 compared to 2004, primarily due increases in PIF and average premium. The increase in Allstate brand homeowners PIF as of December 31, 2005 compared to December 31, 2004 is the result of new business partly offset by the impact of our agreement with Universal. Under our agreement with Universal we discontinued offering coverage by Allstate Floridian on approximately 95,000 property policies commencing in the third quarter of 2005. Allstate Floridian no longer offers coverage when these policies expire. The policies involved in the Universal agreement expired at a rate of 13% in the third quarter of 2005, 21% in the fourth quarter of 2005, 20% in the first quarter of 2006, 25% in the second quarter of 2006, 13% in the third quarter of 2006, 2% in the fourth quarter of 2006. Of the remaining 6%, 1% expired in January 2007 and 5% are subject to the non-renewal regulations in Florida discussed above.

        The increases in Allstate brand homeowners average premium during 2005 were primarily due to higher average renewal premiums, primarily related to increases in insured value along with rate actions taken in the current and prior years.

        Encompass brand homeowners premiums written decreased 3.6% to $589 million in 2006 as compared to $611 million in 2005 due to increases in ceded reinsurance and declines in PIF, partially offset by increases in average premium. PIF declined 3.3% to 527 thousand as of December 31, 2006 compared to December 31, 2005 due to lower retention. The 12 month average premium increased 4.6% to $1,136 in 2006 from $1,086 in 2005, due to rate actions taken during the current and prior year and increases in insured value. The renewal ratio was 84.0% in 2006 compared to 88.1% in 2005. The decline in the renewal ratio was primarily due to catastrophe management actions.

        Encompass brand homeowners premiums written increased in 2005 due to increases in PIF and average premium. Increases in Encompass brand homeowners average premium were due to rate actions taken during the current and prior year and increases in insured value.

        We continue to pursue rate changes for homeowners in all locations when indicated. The following table shows the net rate changes that were approved for homeowners during 2006 and 2005, including rate changes approved based on our net cost of reinsurance. For a discussion relating to reinsurance costs, see the Property-Liability Claims and Claims Expense Reserves section of the MD&A.

	# of States			Countrywide(%)(1)		State Specific(%)(2)
	2006		2005	2006(3)	2005	2006(3)	2005
Allstate brand	26	(4)	13	2.4	1.0	2.6	5.0
Encompass brand	22	(4)	19	2.3	1.5	4.9	3.6

(1)
Represents the impact in the states where rate changes were approved during 2006 as a percentage of total countrywide prior year-end premiums written.

(2)
Represents the impact in the states where rate changes were approved during 2006 as a percentage of total prior year-end premiums written in those states.

(3)
Excluding the impact of rate reductions in Texas for the Allstate brand, the countrywide rate change is 3.1% and the state specific rate change is 5.7%.

(4)
Includes Washington D.C.

        Underwriting results are shown in the following table.

(in millions)	2006	2005	2004
Premiums written	$27,525	$27,393	$26,527

Premiums earned	$27,366	$27,038	$25,983
Claims and claims expense	(15,885)	(21,008)	(17,208)
Amortization of DAC	(4,131)	(4,092)	(3,874)
Other costs and expenses	(2,557)	(2,360)	(2,387)
Restructuring and related charges	(157)	(39)	(46)

Underwriting income (loss)	$4,636	$(461)	$2,468

Catastrophe losses	$810	$5,674	$2,468

Underwriting income (loss) by brand
Allstate brand	$4,451	$(437)	$2,340
Encompass brand	185	(24)	128

Underwriting income (loss)	$4,636	$(461)	$2,468

        Allstate Protection generated underwriting income of $4.64 billion during 2006 compared to an underwriting loss of $461 million in 2005. The improvement was due to lower catastrophe losses, increased premiums earned, declines in auto and homeowners claim frequency excluding catastrophes and higher favorable reserve reestimates related to prior years including $223 million of favorable development relating to catastrophe losses, partially offset by the higher cost of the catastrophe reinsurance program and increased current year severity. For further discussion and quantification of the impact of reserve estimates and assumptions, see the Claims and Claims Expense Reserves section of the MD&A.

        Allstate Protection generated an underwriting loss of $461 million during 2005 compared to underwriting income of $2.47 billion in 2004. The decline was the result of increased catastrophe losses, lower favorable reserve reestimates related to prior years including $94 million of unfavorable development relating to catastrophe losses and increased current year claim severity, partly offset by increased premiums earned, declines in auto and homeowners claim frequency excluding catastrophes and lower operating costs. In 2005, claims and claims expense and the claims and claims expense ratio include the effect of $120 million or 0.4 points related to an accrual for a settlement of a worker classification lawsuit challenging our overtime exemption under California wage and hour laws ("accrual for litigation"). Claims and claims expense during 2005 includes estimated catastrophe losses of $5.00 billion, net of reinsurance and other recoveries, related to hurricanes Katrina, Rita and Wilma, and 2004 includes estimated catastrophe losses of $2.00 billion, net of recoveries from the FHCF, related to hurricanes Charley, Frances, Ivan, and Jeanne. These estimates include net losses on personal lines auto and property policies and net losses on commercial policies. For a further discussion of catastrophe losses, see page 62.

        Loss ratios are a measure of profitability. Loss ratios by product, and expense and combined ratios by brand, are shown in the following table. These ratios are defined on page 45.

				Effect of Catastrophe Losses on the Loss Ratio
	2006	2005	2004	2006	2005	2004
Allstate brand loss ratio:
Standard auto	61.5	65.7	64.4	0.6	2.9	0.7
Non-standard auto	56.1	57.8	53.9	—	2.6	0.9
Auto	61.1	64.9	63.2	0.5	2.8	0.7
Homeowners	50.4	110.7	67.4	10.9	70.5	29.2
Other	52.1	91.7	84.6	(0.9)	35.3	27.7
Total Allstate brand loss ratio	57.8	78.2	66.3	2.8	21.8	9.8
Allstate brand expense ratio	24.7	23.5	23.9

Allstate brand combined ratio	82.5	101.7	90.2

Encompass brand loss ratio:
Standard auto	60.0	66.9	61.3	(0.3)	1.7	0.5
Non-standard auto (Deerbrook)	76.5	67.2	75.8	1.0	0.8	0.6
Auto	61.3	67.0	63.1	(0.2)	1.7	0.6
Homeowners	58.6	77.8	63.7	17.3	30.6	16.4
Other	81.6	82.1	84.4	7.9	17.9	5.7
Total Encompass brand loss ratio	62.1	71.3	64.7	5.6	11.2	5.1
Encompass brand expense ratio	28.7	29.9	29.0

Encompass brand combined ratio	90.8	101.2	93.7

Total Allstate Protection loss ratio	58.1	77.7	66.2	3.0	21.0	9.5
Allstate Protection expense ratio	25.0	24.0	24.3

Allstate Protection combined ratio	83.1	101.7	90.5

        Standard auto loss ratio decreased 4.2 points for the Allstate brand and 6.9 points for the Encompass brand in 2006 when compared to 2005 due to lower catastrophes, higher premiums earned in Allstate brand, lower claim frequency excluding catastrophes and favorable reserve reestimates related to prior years, partially offset by higher current year claim severity. Standard auto loss ratio increased 1.3 points for the Allstate brand and 5.6 points for the Encompass brand in 2005 when compared to 2004. The increases were due to higher catastrophe losses and higher current year claim severity more than offsetting higher premiums earned in Allstate brand and lower claim frequency excluding catastrophes. The Allstate brand loss ratio in 2005 also included the impact of an accrual for litigation of 0.6 points. The Encompass brand standard auto loss ratio in 2005 was also unfavorably impacted as a result of higher current year claim severity partially offset by lower claim frequency.

        Non-standard auto loss ratio for the Allstate brand decreased 1.7 points in 2006 when compared to 2005 due to lower catastrophes, lower claim frequency and favorable reserve reestimates related to prior years, partially offset by higher current year claim severity and lower premiums earned. Non-standard auto loss ratio for the Encompass brand increased 9.3 points in 2006 when compared to 2005 due to higher current year claim severity and lower premiums earned, partially offset by lower catastrophes and lower claim frequency excluding catastrophes. Non-standard auto loss ratio for the Allstate brand increased 3.9 points in 2005 when compared to 2004 due to decreases in premiums earned, higher catastrophe losses and higher current year claim severity partly offset by lower claim frequency. The Allstate brand loss ratio in 2005 also included an accrual for litigation of 0.2 points. Non-standard auto loss ratio for the Encompass brand decreased 8.6 points in 2005 when compared to 2004 due to lower claim frequency, partially offset by higher current year claim severity.

        Auto loss ratio decreased 3.8 points for the Allstate brand and 5.7 points for the Encompass brand in 2006 when compared to 2005 due to lower catastrophes, higher premiums earned in Allstate brand, lower claim frequency excluding catastrophes and favorable reserve reestimates related to prior years, partially offset by higher current year claim severity. Auto loss ratio increased 1.7 points for the Allstate brand and 3.9 points for the Encompass brand in 2005 when compared to 2004. The increases were due to higher premiums earned in Allstate brand and lower claim frequency excluding catastrophes being more than offset by higher catastrophe losses and higher current year claim severity. The Allstate brand loss ratio in 2005 also included an accrual for litigation of 0.6 points.

        Homeowners loss ratio decreased 60.3 points for the Allstate brand and 19.2 points for the Encompass brand in 2006 when compared to 2005 due to lower catastrophes, higher premiums earned, lower claim frequency excluding catastrophes, and higher favorable Allstate brand reserve reestimates related to prior years, partially offset by higher current year claim severity and higher ceded earned premium for catastrophe reinsurance. Homeowners loss ratio increased 43.3 points for the Allstate brand and 14.1 points for the Encompass brand in 2005 when compared to 2004. The increases were due to higher catastrophe losses, unfavorable reserve reestimates related to prior years and higher current year claim severity partially offset by higher premiums earned and lower claim frequency excluding catastrophes. The Allstate brand loss ratio in 2005 also included an accrual for litigation of 0.2 points.

        Expense ratio for Allstate Protection increased 1.0 points in 2006 when compared to 2005 primarily due to increased restructuring and related charges due to a Voluntary Termination Offer ("VTO"), increased employee benefits and incentives, increased marketing and the impact of higher ceded premiums for catastrophe reinsurance. In 2005, the ratio decreased primarily due to a reduction in employee incentives due to lower financial results for 2005.

        The impact of specific costs and expenses on the expense ratio is included in the following table.

	Allstate brand			Encompass brand			Allstate Protection
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Amortization of DAC	14.7	14.7	14.5	19.7	20.5	19.6	15.1	15.1	14.9
Other costs and expenses	9.4	8.7	9.2	8.7	9.1	9.0	9.3	8.7	9.2
Restructuring and related charges	0.6	0.1	0.2	0.3	0.3	0.4	0.6	0.2	0.2

Total expense ratio	24.7	23.5	23.9	28.7	29.9	29.0	25.0	24.0	24.3

        The expense ratio for the standard auto and homeowners businesses generally approximates the total Allstate Protection expense ratio of 25.0 in 2006, 24.0 in 2005 and 24.3 in 2004. The expense ratio for the non-standard auto business generally is lower than the total Allstate Protection expense ratio due to lower agent commission rates and higher average premiums for non-standard auto as compared to standard auto. The Encompass brand DAC amortization is higher on average than Allstate brand DAC amortization due to higher commission rates.

        Allstate Protection underwriting income was impacted by restructuring charges. For a more detailed discussion of these charges, see Note 12 of the consolidated financial statements. Net income was favorably impacted in 2005 by adjustments of prior years' tax liabilities totaling $40 million.

        DAC    We establish a DAC asset for costs that vary with and are primarily related to acquiring business, principally agents' remuneration, premium taxes, certain underwriting and direct mail solicitation expenses. For the Allstate Protection business, DAC is amortized to income consistent with the time frames in which premiums are earned.

        The balance of DAC for each product type at December 31, is included in the following table.

	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2006	2005	2006	2005	2006	2005
Standard auto	$575	$554	$108	$113	$683	$667
Non-standard auto	47	55	3	3	50	58

Auto	622	609	111	116	733	725
Homeowners	470	464	62	65	532	529
Other personal lines	207	214	13	16	220	230

Total DAC	$1,299	$1,287	$186	$197	$1,485	$1,484

Catastrophe Management

        Catastrophe Losses are an inherent risk of the property-liability insurance industry that have contributed, and will continue to contribute, to potentially material year-to-year fluctuations in our results of operations and financial position. We define a "catastrophe" as an event that produces pretax losses before reinsurance in excess of $1 million and involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time following the event. Catastrophes are caused by various natural events including earthquakes, volcanoes, wildfires, tornadoes, hailstorms, hurricanes, tropical storms, high winds and winter storms. We are also exposed to certain human-made catastrophic events, such as certain acts of terrorism or industrial accidents. The nature and level of catastrophes in any period cannot be predicted.

        Historical Catastrophe Experience Since the beginning of 1992, the average annual impact of catastrophes on our Property-Liability loss ratio was 7.2 points. However, this average does not reflect the impact of some of the more significant actions we have taken to limit our catastrophe exposure. Consequently, we think it is useful to consider the impact of catastrophes after excluding losses that are now partially or substantially covered by the California Earthquake Authority ("CEA"), FHCF or placed with a third party, such as hurricane coverage in Hawaii. The average annual impact of all catastrophes, excluding losses from Hurricanes Andrew and Iniki and losses from California earthquakes, on our Property-Liability loss ratio was 5.8 points since the beginning of 1992.

        Comparatively, the average annual impact of catastrophes on the homeowners loss ratio for the years 1992 through 2006 is shown in the following table.

	Average annual impact of catastrophes on the homeowners loss ratio	Average annual impact of catastrophes on the homeowners loss ratio excluding losses from Hurricanes Andrew and Iniki, and losses from California earthquakes
Hurricane exposure states	34.7	28.9
All other	21.4	14.6
Total	28.7	22.4

        Over time we have limited our aggregate insurance exposure to catastrophe losses in certain regions of the country that are subject to high levels of natural catastrophes. Limitations include our participation in various state facilities, such as the CEA, which provides insurance for California earthquake losses; the FHCF, which provides reimbursements on certain qualifying Florida hurricane losses; and other state facilities, such as wind pools. However, the impact of these actions may be diminished by the growth in insured values, the effect of state insurance laws and regulations and by the effect of competitive considerations. In addition, in various states we are required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Because of our participation in these and other state facilities such as wind pools, we may be exposed to losses that surpass the capitalization of these facilities and/or to assessments from these facilities.

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

  •
  purchasing reinsurance or engaging in other forms of risk transfer arrangements;

  •
  discontinuing coverage for certain types of residences; and/or

  •
  withdrawing from certain geographic markets.

        In the normal course of business, we may supplement our claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. For example, our longstanding contract with Pilot

Catastrophe Services ("Pilot") for additional claims adjusters contributes to our ability to complete more timely settlement of catastrophe claims.

Hurricanes

        We consider the greatest areas of potential catastrophe losses due to hurricanes to generally be major metropolitan centers in counties along the eastern and gulf coasts of the United States. Generally, the average premium on a property policy near these coasts is greater than other areas.

        We are addressing our risk of hurricane loss by, among other actions, purchasing additional reinsurance for specific states and on a countrywide basis for our personal lines property insurance, and in areas most exposed to hurricanes (for further information on our reinsurance program see the Property-Liability Claims and Claims Expense Reserves section of the MD&A); limiting personal homeowners new business writings in coastal areas in southern and eastern states; not offering continuing coverage on certain policies in coastal counties in New York and certain other states; and entering into Royal Palm 1 and Royal Palm 2. Our actions are expected to continue during 2007 in northeastern and certain other hurricane prone states.

        In January of 2007 the state of Florida enacted new property legislation which, among other actions, expands the capacity of the FHCF, prohibits excess profits for property insurers in the state, expands the time for non-renewal notification, requires carriers writing certain types of auto coverages in the state to also write homeowners coverage unless that carrier is affiliated with a carrier that writes homeowners insurance in that state, and expands policyholder eligibility for Citizens Property Insurance Corporation ("FL Citizens"). FL Citizens was created by the state to provide insurance to property owners unable to obtain coverage in the private insurance market. The comprehensive and extensive legislative changes essentially position FL Citizens to be a direct competitor to the private insurance property market participants. See Note 13 for a description of the ability of FL Citizens to assess participating insurance companies for its financial deficit. We are currently assessing the impact of this legislation on our catastrophe risk management strategy in the state of Florida.

Earthquakes

        Actions taken related to our risk of earthquake loss include purchasing reinsurance on a countrywide basis and in the state of Kentucky for our personal lines property insurance; no longer offering new optional earthquake coverage in most states; removing optional earthquake coverage on approximately 250,000 property policies at December 31, 2006 (approximately 400,000 property policies at December 31, 2005) upon renewal in most states; and entering into arrangements to make earthquake coverage available through other insurers for new and renewal business. These arrangements with third party insurers include many of the approximately 170,000 renewal property customers at December 31, 2006 in the states of Alabama, Alaska, Arkansas, Illinois, Indiana, Missouri, Mississippi, Ohio, Oregon, South Carolina, Tennessee, Utah and Washington.

        By the end of 2007, we anticipate that we will have eliminated approximately 90% of our optional earthquake coverages countrywide, based on our policies in force at December 31, 2005. Allstate's premiums written attributable to optional earthquake coverage totaled approximately $33 million in 2006 ($60 million in 2005).

        While this is a countrywide strategy, we will continue to have optional earthquake coverage available in certain states due to regulatory and other reasons. We also will continue to have exposure to earthquake risk on certain policies and coverages that do not specifically exclude coverage for earthquake losses, including our auto policies, and to fires following earthquakes. Allstate policyholders in the state of California are offered coverage through the CEA, a privately-financed, publicly-managed state agency created to provide insurance coverage for earthquake damage. Allstate is subject to assessments from the CEA under certain circumstances.

Fires Following Earthquakes

        Actions taken related to our risk of loss from fires following earthquakes include changing homeowners underwriting requirements in California and purchasing additional reinsurance on a countrywide basis, in California and in Kentucky.

Allstate Protection Outlook

  •
  Allstate Protection premiums written in 2007 will be slightly higher than 2006 levels. We expect continued growth of Allstate brand auto premiums written due to increased PIF resulting from increases in the number of agencies representing us, advertising effectiveness and higher customer loyalty, being partially offset by the estimated effects of catastrophe management actions on homeowners and other property premiums, including the impacts of increased ceded premiums for catastrophe reinsurance totaling approximately $165 million during 2007.

  •
  We plan to introduce our new non-standard auto product, Allstate Blue, in selective states during 2007. We anticipate that this new product will contribute favorably to the non-standard premiums written trends.

  •
  We expect that volatility in the level of catastrophes we experience will contribute to variation in our underwriting results, however this volatility will be somewhat mitigated due to our catastrophe management actions including purchases of reinsurance.

  •
  We expect our auto and homeowners frequencies, excluding catastrophes, during 2007 to be comparable with 2006 results and auto and homeowners severity increases to be consistent with relevant indices.

  •
  We plan to continue to study the efficiencies of our operations and cost structure for additional areas where costs may be reduced. Any reductions in costs we achieve, however, may be offset by the costs of other new initiatives, such as increased expenditures for marketing and technology.

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

        Summarized underwriting results for the years ended December 31, are presented in the following table.

(in millions)	2006	2005	2004
Premiums written	$1	$(2)	$4

Premiums earned	$3	$1	$6
Claims and claims expense	(132)	(167)	(635)
Other costs and expenses	(10)	(9)	(9)

Underwriting loss	$(139)	$(175)	$(638)

        Underwriting loss of $139 million in 2006 primarily related to an $86 million reestimate of asbestos reserves. Also contributing to the 2006 underwriting loss was a $10 million reestimate of environmental reserves and a $26 million increase in the allowance for future uncollectible reinsurance recoverables. The cost of administering claims settlements totaled $19 million, $18 million and $22 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

PROPERTY-LIABILITY INVESTMENT RESULTS

        Net investment income increased 3.5% in 2006 when compared to 2005, after increasing 1.0% in 2005 when compared to 2004. These increases were due to higher income from partnerships and higher fixed income portfolio balances.

        The following table presents the average pretax investment yields for the year ended December 31.

	2006(1)(3)	2005(1)(3)	2004(2)(3)
Fixed income securities: tax-exempt	5.1%	5.2%	5.4%
Fixed income securities: tax-exempt equivalent	7.4	7.6	7.9
Fixed income securities: taxable	5.3	5.0	5.2
Equity securities	5.1	4.8	4.6
Mortgage loans	5.2	5.5	5.5
Total portfolio	5.2	5.0	5.1

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

        Net realized capital gains and losses, after-tax were $227 million in 2006 compared to $339 million in 2005 and $397 million in 2004. The following table presents the factors driving the net realized capital gains and losses results.

(in millions)	2006	2005	2004
Investment write-downs	$(26)	$(30)	$(46)
Dispositions	451	516	697
Valuation of derivative instruments	43	10	10
Settlements of derivative instruments	(120)	20	(69)

Realized capital gains and losses, pretax	348	516	592
Income tax expense	(121)	(177)	(195)

Realized capital gains and losses, after-tax	$227	$339	$397

        For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

Property-Liability Investment Outlook

  •
  We expect the level of dividends paid by Allstate Insurance Company ("AIC") to The Allstate Corporation in 2007 to increase from 2006 which may lead to a decline in portfolio balances and investment income.

PROPERTY-LIABILITY CLAIMS AND CLAIMS EXPENSE RESERVES

        Underwriting results of Property-Liability are significantly influenced by estimates of property-liability claims and claims expense reserves. For a description of our reserve process, see Note 7 of the consolidated financial statements and for a further description of our reserving policies and the potential variability in our reserve estimates, see the Application of Critical Accounting Estimates section of the MD&A. These reserves are an estimate of amounts necessary to settle all outstanding claims, including IBNR claims, as of the reporting date.

        The facts and circumstances leading to our reestimate of reserves relate to revisions to the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual losses are different than that predicted by the estimated development factors used in prior reserve estimates. At December 31, 2006, the impact of a reserve reestimation resulting in a one percent increase or decrease in net reserves would be a decrease or increase of approximately $108 million in net income.

        The table below shows total net reserves as of December 31, 2006, 2005 and 2004 for Allstate brand, Encompass brand and Discontinued Lines and Coverages lines of business.

(in millions)	2006	2005	2004
Allstate brand	$13,220	$15,423	$13,204
Encompass brand	1,236	1,331	1,230

Total Allstate Protection	$14,456	$16,754	$14,434
Discontinued Lines and Coverages	2,154	2,177	2,327

Total Property-Liability	$16,610	$18,931	$16,761

        The table below shows reserves, net of reinsurance, representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2006, 2005 and 2004, and the effect of reestimates in each year.

	2006		2005		2004
(in millions)	Jan 1 Reserves	Reserve Reestimate(1)	Jan 1 Reserves	Reserve Reestimate(1)	Jan 1 Reserves	Reserve Reestimate(1)
Allstate brand	$15,423	$(1,085)	$13,204	$(613)	$12,866	$(872)
Encompass brand	1,331	(18)	1,230	(22)	1,277	7

Total Allstate Protection	$16,754	$(1,103)	$14,434	$(635)	$14,143	$(865)
Discontinued Lines and Coverages	2,177	132	2,327	167	1,837	635

Total Property-Liability	$18,931	$(971)	$16,761	$(468)	$15,980	$(230)

Reserve reestimates, after-tax		$(631)		$(304)		$(150)

Net income		4,993		1,765		3,181

Reserve reestimates as a % of net income		12.6%		17.2%		4.7%

(1)
Favorable reserve reestimates are shown in parentheses.

Allstate Protection

        The table below shows Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2006, 2005 and 2004, and the effect of reestimates in each year.

	2006		2005		2004
(in millions)	Jan 1 Reserves	Reserve Reestimate	Jan 1 Reserves	Reserve Reestimate	Jan 1 Reserves	Reserve Reestimate
Auto	$10,460	$(737)	$10,228	$(661)	$10,419	$(657)
Homeowners	3,675	(244)	1,917	7	1,873	(169)
Other Lines	2,619	(122)	2,289	19	1,851	(39)

Total Allstate Protection	$16,754	$(1,103)	$14,434	$(635)	$14,143	$(865)

Underwriting income (loss)		4,636		(461)		2,468

Reserve reestimates as a % of underwriting income (loss)		23.8%		137.7%		35.0%

        Auto reserve reestimates in 2006, 2005 and 2004 were primarily the result of auto injury severity development that was better than expected and late reported loss development that was better than expected, primarily due to lower frequency trends in recent years.

        Homeowners reserve reestimates in 2006 were primarily due to favorable catastrophe reestimates including a decrease in the expected assessment from FL Citizens, late reported loss development that was better than expected and injury severity development that was better than expected.

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

        Other lines reserve reestimates in 2006 were primarily due to favorable catastrophe reestimates and the result of claim severity development different than anticipated in previous estimates. Other lines reserve reestimates in 2005 and 2004 were primarily the result of claim severity development different than anticipated in previous estimates.

        Pending, new and closed claims for Allstate Protection, for the years ended December 31, are summarized in the following table.

Number of Claims	2006	2005	2004
Auto
Pending, beginning of year	569,334	551,211	569,549
New	5,256,600	5,615,440	5,367,891
Total closed	(5,303,390)	(5,597,317)	(5,386,229)

Pending, end of year	522,544	569,334	551,211

Homeowners
Pending, beginning of year	197,326	84,910	62,080
New	835,900	1,329,164	995,569
Total closed	(960,238)	(1,216,748)	(972,739)

Pending, end of year	72,988	197,326	84,910

Other lines
Pending, beginning of year	79,560	60,572	46,671
New	312,546	427,956	385,298
Total closed	(349,852)	(408,968)	(371,397)

Pending, end of year	42,254	79,560	60,572

Total Allstate Protection
Pending, beginning of year	846,220	696,693	678,300
New	6,405,046	7,372,560	6,748,758
Total closed	(6,613,480)	(7,223,033)	(6,730,365)

Pending, end of year	637,786	846,220	696,693

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

2006 Prior year reserve reestimates

(in millions)	1996 & Prior	1997	1998	1999	2000	2001	2002	2003	2004	2005	Total
Allstate brand	$18	$(8)	$(3)	$(5)	$(2)	$(22)	$(2)	$(48)	$(282)	$(731)	$(1,085)
Encompass brand	—	—	—	—	—	(6)	—	(10)	(22)	20	(18)

Total Allstate Protection	18	(8)	(3)	(5)	(2)	(28)	(2)	(58)	(304)	(711)	(1,103)
Discontinued Lines and Coverages	132	—	—	—	—	—	—	—	—	—	132

Total Property-Liability	$150	$(8)	$(3)	$(5)	$(2)	$(28)	$(2)	$(58)	$(304)	$(711)	$(971)

2005 Prior year reserve reestimates

(in millions)	1995 & Prior	1996	1997	1998	1999	2000	2001	2002	2003	2004	Total
Allstate brand	$124	$(5)	$(1)	$(17)	$1	$(15)	$(10)	$(43)	$(256)	$(391)	$(613)
Encompass brand	—	—	—	—	—	(2)	(1)	(6)	(9)	(4)	(22)

Total Allstate Protection	124	(5)	(1)	(17)	1	(17)	(11)	(49)	(265)	(395)	(635)
Discontinued Lines and Coverages	167	—	—	—	—	—	—	—	—	—	167

Total Property-Liability	$291	$(5)	$(1)	$(17)	$1	$(17)	$(11)	$(49)	$(265)	$(395)	$(468)

2004 Prior year reserve reestimates

(in millions)	1994 & Prior	1995	1996	1997	1998	1999	2000	2001	2002	2003	Total
Allstate brand	$131	$28	$11	$(11)	$(26)	$(57)	$(102)	$(105)	$(192)	$(549)	$(872)
Encompass brand	(4)	—	—	—	—	8	10	2	9	(18)	7

Total Allstate Protection	127	28	11	(11)	(26)	(49)	(92)	(103)	(183)	(567)	(865)
Discontinued Lines and Coverages	635	—	—	—	—	—	—	—	—	—	635

Total Property-Liability	$762	$28	$11	$(11)	$(26)	$(49)	$(92)	$(103)	$(183)	$(567)	$(230)

        Allstate brand experienced $1,085 million and $613 million of favorable prior year reserve reestimates in 2006 and 2005, respectively. This was primarily due to auto injury severity development and late reported loss development that was better than expected and including favorable reserve reestimates of catastrophe losses in 2006 and unfavorable in 2005.

        These trends are primarily responsible for revisions to loss development factors, as previously described, used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Because these trends cause actual losses to differ from those predicted by the estimated development factors used in prior reserve estimates, reserves are revised as actuarial studies validate new trends based on the indications of updated development factor calculations.

        The impact of these reestimates on the Allstate brand underwriting income (loss) is shown in the table below.

(in millions)	2006	2005	2004
Reserve reestimates	$1,085	$613	$872
Allstate brand underwriting income (loss)	4,451	(437)	2,340
Reserve reestimates as a % of underwriting income (loss)	24.4%	140.3%	37.3%

        Encompass brand Reserve reestimates in 2006 and 2005 were related to lower than anticipated claim settlement costs. Reserve reestimates in 2004 were related to higher than anticipated claim settlement costs.

        The impact of these reestimates on the Encompass brand underwriting income (loss) is shown in the table below.

(in millions)	2006	2005	2004
Reserve reestimates	$18	$22	$(7)
Encompass brand underwriting income (loss)	185	(24)	128
Reserve reestimates as a % of underwriting income (loss)	9.7%	91.7%	(5.5)%

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

        Reserve reestimates for the Discontinued Lines and Coverages, as shown in the table below, were increased primarily for asbestos in 2006 and 2005 and for asbestos and other discontinued lines in 2004.

	2006		2005		2004
(in millions)	Jan 1 Reserves	Reserve Reestimate	Jan 1 Reserves	Reserve Reestimate	Jan 1 Reserves	Reserve Reestimate
Asbestos Claims	$1,373	$86	$1,464	$139	$1,079	$463
Environmental Claims	205	10	232	2	257	—
Other Discontinued Lines	599	36	631	26	501	172

Total Discontinued Lines and Coverages	$2,177	$132	$2,327	$167	$1,837	$635

Underwriting (loss) income		(139)		(175)		(638)

Reserve reestimates as a % of underwriting (loss) income		(95.0)%		(95.4)%		(99.5)%

        Reserve additions for asbestos in 2006, 2005 and 2004, totaling $86 million, $139 million and $463 million, respectively, were primarily for products-related coverage. They were essentially a result of a continuing level of increased claim activity being reported by excess insurance policyholders with existing active claims, excess policyholders with new claims, and reestimates of liabilities for increased assumed reinsurance cessions, as ceding companies (other insurance carriers) also experienced increased claim activity. Increased claim activity over prior estimates has also resulted in an increased estimate for future claims reported. These trends are consistent with the trends of other carriers in the industry, which we believe are related to increased publicity and awareness of coverage, ongoing litigation, potential Congressional activity, and bankruptcy actions.

        The table below summarizes reserves and claim activity for asbestos and environmental claims before (Gross) and after (Net) the effects of reinsurance for the past three years.

	2006		2005		2004
(in millions, except ratios)	Gross	Net	Gross	Net	Gross	Net
Asbestos claims
Beginning reserves	$2,205	$1,373	$2,427	$1,464	$1,583	$1,079
Incurred claims and claims expense	143	86	200	139	971	463
Claims and claims expense paid	(150)	(84)	(422)	(230)	(127)	(78)

Ending reserves	$2,198	$1,375	$2,205	$1,373	$2,427	$1,464

Annual survival ratio	14.7	16.4	5.2	6.0	19.1	18.8

3-year survival ratio	9.4	10.5	9.9	10.7	16.1	13.9

Environmental claims
Beginning reserves	$252	$205	$281	$232	$315	$257
Incurred claims and claims expense	22	10	3	2	1	—
Claims and claims expense paid	(25)	(21)	(32)	(29)	(35)	(25)

Ending reserves	$249	$194	$252	$205	$281	$232

Annual survival ratio	9.8	8.9	7.9	7.2	8.1	9.1

3-year survival ratio	8.1	7.7	5.2	6.0	4.3	5.0

Combined environmental and asbestos claims
Annual survival ratio	14.0	14.8	5.4	6.1	16.7	16.4

3-year survival ratio	9.3	10.1	9.0	9.7	12.5	11.2

Percentage of IBNR in ending reserves		66.5%		68.0%		61.6%

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

        In 2006, the asbestos survival ratios improved due to a reduced level of claim payments. In 2005, the asbestos survival ratio declined due to an increase in claims paid, primarily due to commutations, policy buy-backs, and settlement agreements that, in turn caused reduced reserve levels.

        The total commutations, policy buy-backs, and settlement agreements and the survival ratios for asbestos and environmental claims for 2006, 2005 and 2004 excluding these commutations, policy buy-backs, and settlement agreements, are represented in the following table.

	2006		2005		2004
(in millions, except ratios)	Gross	Net	Gross	Net	Gross	Net
Asbestos claims
Commutations, policy buy-backs & settlement agreements	$61	$30	$322	$176	$32	$22
Annual survival ratio	24.0	24.8	21.1	24.9	25.2	25.5

3-year survival ratio	22.9	25.1	24.7	26.8	31.7	28.4

Environmental claims
Commutations, policy buy-backs & settlement agreements	$7	$6	$13	$13	$22	$14
Annual survival ratio	13.5	12.7	13.7	13.1	21.7	20.7

3-year survival ratio	15.2	14.0	13.1	13.2	9.7	10.0

Combined environmental and asbestos claims
Total commutations, policy buy-backs & settlement agreements	$68	$36	$335	$189	$54	$36
Annual survival ratio	22.2	22.2	20.0	22.2	24.8	24.7

3-year survival ratio	21.8	22.8	22.6	23.6	25.6	22.6

        Our three-year net average survival ratio excluding commutations, policy buy-backs, and settlement agreements is viewed to be another measure of current reserve adequacy. It reflects a more normalized survival ratio by measuring the impact over three years and by excluding from payments amounts no longer carried in the reserves and not viewed in this ratio as a continuing payment level. Now at 25.1 years for asbestos as of December 31, 2006, we consider it to represent a strong reserve position. A one-year increase in the three-year average asbestos survival ratio at December 31, 2006 would require an after-tax increase in reserves of approximately $36 million.

        Our net asbestos reserves by type of exposure and total reserve additions are shown in the following table.

	December 31, 2006			December 31, 2005			December 31, 2004
(in millions)	Active Policy- holders	Net Reserves	% of Reserves	Active Policy- holders	Net Reserves	% of Reserves	Active Policy- holders	Net Reserves	% of Reserves
Direct policyholders:
—Primary	47	$15	1%	46	$18	1%	52	$23	2%
—Excess	340	214	16	333	180	13	322	297	20

Total	387	229	17%	379	198	14%	374	320	22%

Assumed reinsurance		203	15		215	16		222	15
IBNR claims		943	68		960	70		922	63

Total net reserves		$1,375	100%		$1,373	100%		$1,464	100%

Total reserve additions		$86			$139			$463

        During the last three years, 132 direct primary and excess policyholders reported new claims, and 83 policyholders were closed, increasing the number of active policyholders by 49 during the period. The 49 increase comprised 8 from 2006, 5 from 2005 and 36 from 2004. The increase of 8 from 2006 included 31 new policyholders reporting new claims and the closing of 23 policyholders' claims. Reserve additions for asbestos for the year ended December 31, 2006, totaled $86 million and included the following factors:

  •
  Direct primary insurance net reserves decreased by $3 million. We were not a significant direct primary insurer and did not insure any of the large asbestos manufacturers on a direct primary insurance basis.

  •
  Direct excess insurance net reserves increased by $34 million as a result of revised estimates for two claims.

  •
  Assumed reinsurance net reserves decreased by $12 million due to lower claim activity. The number of reported new claims is shown in the following table.

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
New Claims(1)	245	256	361

  (1)
  New claims are defined as the aggregate number of policyholders with claims reported by all ceding companies.

  •
  IBNR net reserves decreased by $17 million. At December 31, 2006 IBNR represented 68% of total asbestos reserves, 2 points lower than at December 31, 2005. IBNR reserves are estimated to provide for probable future unfavorable reserve development of known claims and future reporting of additional unknown claims from current and new insurance policyholders and ceding companies.

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

        For environmental exposures, a comprehensive "ground up" review, using processes similar to those used for the asbestos review, is also conducted in the third quarter of each year. The analysis performed produced a $10 million increase in 2006 and essentially no change in reserve estimates in 2005 or 2004.

        Pending, new, total closed and closed without payment claims for asbestos and environmental exposures for the years ended December 31, are summarized in the following table.

Number of Claims	2006	2005	2004
Asbestos
Pending, beginning of year	8,806	8,630	8,210
New	1,220	1,635	1,959
Total closed	(851)	(1,459)	(1,539)

Pending, end of year	9,175	8,806	8,630

Closed without payment	596	829	805

Environmental
Pending, beginning of year	4,896	5,775	6,100
New	612	689	1,125
Total closed	(737)	(1,568)	(1,450)

Pending, end of year	4,771	4,896	5,775

Closed without payment	513	1,115	1,006

        Property-Liability Reinsurance Ceded    For Allstate Protection, we utilize reinsurance to reduce exposure to catastrophe risk and manage capital and to support the required statutory surplus and the insurance financial strength ratings of certain subsidiaries such as Allstate Floridian Insurance Company ("AFIC") and Allstate New Jersey Insurance Company. We purchase significant reinsurance where we believe the greatest benefit may be achieved relative to our aggregate countrywide exposure. The price and terms of reinsurance and the credit quality of the reinsurer are considered in the purchase process, along with whether the price can be appropriately reflected in the costs that are considered in setting future rates charged to policyholders. We also participate in various reinsurance mechanisms, including industry pools and facilities, which are backed by the financial resources of the property-liability insurance company participants, and have historically purchased reinsurance to mitigate long-tail liability lines, including environmental, asbestos and other discontinued lines exposures. We retain primary liability as a direct insurer for all risks ceded to reinsurers.

        The impacts of reinsurance on our reserve for claims and claims expense at December 31 are summarized in the following table, net of allowances we have established for uncollectible amounts.

	Reserve for Property-Liability insurance claims and claims expense		Reinsurance recoverables, net
(in millions)	2006	2005	2006	2005
Industry pools and facilities	$1,920	$2,811	$1,325	$2,241
Asbestos and environmental	2,447	2,457	930	1,003
Other including allowance for future uncollectible reinsurance recoverables	14,499	16,849	79	126

Total Property-Liability	$18,866	$22,117	$2,334	$3,370

        Reinsurance recoverables include an estimate of the amount of property-liability insurance claims and claims expense reserves that may be ceded under the terms of the reinsurance agreements, including incurred but not reported unpaid losses. We calculate our ceded reinsurance estimate based on the terms of each applicable reinsurance agreement, including an estimate of how IBNR losses will ultimately be ceded under the agreement. We also consider other limitations and coverage exclusions under our reinsurance agreements. Accordingly, our estimate of reinsurance recoverables is subject to similar risks and uncertainties as our estimate of reserve for property-liability claims and claims expense. We believe the recoverables are appropriately established; however, as our underlying reserves continue to develop, the amount ultimately recoverable may vary from amounts currently recorded. We regularly evaluate the reinsurers and the respective amounts recoverable, and a provision for uncollectible reinsurance is recorded if needed. The establishment of reinsurance recoverables and the related allowance for uncollectible reinsurance recoverables is also an inherently uncertain process involving estimates. Changes in estimates could result in additional changes to the Consolidated Statement of Operations.

        The allowance for uncollectible reinsurance relates to Discontinued Lines and Coverages reinsurance recoverables and was $235 million and $213 million at December 31, 2006 and 2005, respectively. These amounts represent 20.5% and 17.3%, respectively of the related reinsurance recoverable balances. The allowance is based upon our ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, and other relevant factors. In addition, in the ordinary course of business, we may become involved in coverage disputes with certain of our reinsurers which may ultimately result in lawsuits and arbitrations brought by or against such reinsurers to determine the parties' rights and obligations under the various reinsurance agreements. We employ dedicated specialists to manage reinsurance collections and disputes. We also consider recent developments in commutation activity between reinsurers and cedants, and recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers in seeking to maximize our reinsurance recoveries.

        Adverse developments in the insurance industry have led to a decline in the financial strength of some of our reinsurance carriers, causing amounts recoverable from them and future claims ceded to them to be considered a higher risk. There has also been consolidation activity in the industry, which causes reinsurance risk across the industry to be concentrated among fewer companies. In addition, over the last several years the industry has increasingly segregated asbestos, environmental, and other discontinued lines exposures into separate legal entities with dedicated capital. Regulatory bodies in certain cases have supported these actions. We are unable to determine the impact, if any, that these developments will have on the collectibility of reinsurance recoverables in the future.

        The largest reinsurance recoverable balances are shown in the following table at December 31, net of allowances we have established for uncollectible amounts.

	A.M. Best Financial Strength Rating	Reinsurance recoverable on paid and unpaid claims, net
(in millions)		2006	2005
Industry pools and facilities
Michigan Catastrophic Claim Association ("MCCA")	N/A	$1,022	$1,043
New Jersey Unsatisfied Claim and Judgment Fund	N/A	127	157
FHCF	N/A	70	229
North Carolina Reinsurance Facility	N/A	67	69
National Flood Insurance Program ("NFIP")	N/A	33	743
Other		6	—

Total		1,325	2,241

Asbestos and environmental and Other
Lloyd's of London ("Lloyd's")	A	271	247
Employers Reinsurance Corporation	A	85	91
Harper Insurance Limited	N/A	67	57
Clearwater Insurance Company	A	45	51
SCOR	A	41	29
Other, including allowance for future uncollectible reinsurance recoverables		500	654

Total		1,009	1,129

Total Property-Liability		$2,334	$3,370

        The effects of reinsurance ceded on our property-liability premiums earned and claims and claims expense for the years ended December 31, are summarized in the following table.

(in millions)	2006	2005	2004
Ceded property-liability premiums earned	$1,113	$586	$399

Ceded property-liability claims and claims expense
Industry pool and facilities
FHCF	$146	$197	$703
NFIP	32	3,298	171
MCCA	36	267	325
Other	71	73	96

Subtotal industry pools and facilities	285	3,835	1,295
Asbestos and environmental and other	178	182	304

Ceded property-liability claims and claims expense	$463	$4,017	$1,599

        For the years ended December 31, 2006 and 2005, ceded property-liability premiums earned increased $527 million and $187 million, respectively, when compared to prior years, as a result of amounts incurred for catastrophe reinsurance when compared to the prior year.

        Ceded property-liability claims and claims expense decreased in 2006 primarily as a result of lower catastrophe loss experience, resulting in lower cessions to the FHCF and the NFIP and lower cessions to the MCCA. Ceded property-liability claims and claims expense increased in 2005 as a result of the 2005 and 2004 catastrophes, including cessions to the NFIP. Ceded property-liability claims and claims expense for asbestos and environmental and other claims were primarily the result of reserve reestimates. For further discussion see the Discontinued Lines and Coverages Segment and Property-Liability Claims and Claims Expense Reserves sections of our MD&A.

        For a detailed description of the MCCA, FHCF and Lloyd's, see Note 9 of the consolidated financial statements. At December 31, 2006, other than the recoverable balances listed above, no other amount due or estimated to be due from any single Property-Liability reinsurer was in excess of $30 million.

        Allstate sells and administers policies as a participant in the NFIP. Ceded premiums earned include $232 million, $199 million and $181 million, in 2006, 2005, and 2004, respectively, and ceded losses incurred include $32 million, $3.30 billion and $171 million, in 2006, 2005 and 2004, respectively, for this program. Under the arrangement, the Federal Government is obligated to pay all claims. The NFIP has no impact on our net income or financial position and is included net of ceded premiums and losses with our other personal lines business in our Consolidated Statements of Operations. We receive expense allowances from NFIP as reimbursement for underwriting administration, commission, claims management and adjuster fees. These policies are not included in any of our core business statistics such as PIF, new net premiums written, loss ratio, combined ratio or catastrophe losses.

        We enter into certain inter-company insurance and reinsurance transactions for the Property-Liability operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant inter-company transactions have been eliminated in consolidation.

        An affiliate of the company, Allstate Texas Lloyd's ("ATL"), a syndicate insurance company, cedes 100% of its business net of reinsurance with external parties to AIC. At December 31, 2006 and 2005, ATL had $58 million and $250 million, respectively, of reinsurance recoverable primarily related to losses incurred from Hurricane Rita.

Catastrophe Reinsurance

        Our personal lines catastrophe reinsurance program is designed, utilizing our risk management methodology, to address our exposure to catastrophes nationwide. Our program provides reinsurance protection to us for catastrophes including storms named or numbered by the National Weather Service, earthquakes and fires following earthquakes.

        As discussed below, our reinsurance program is comprised of agreements that provide coverage for the occurrence of certain qualifying catastrophes in specific states including New York, New Jersey, Connecticut and Texas ("multi-year"); other states along the southern and eastern coasts ("South-East") principally for hurricanes; in California for fires following earthquakes ("California fires following"); in New Jersey for losses in excess of the multi year agreement ("New Jersey excess") and in Kentucky for earthquakes and fires following earthquakes ("Kentucky"). Another reinsurance agreement provides coverage nationwide, excluding Florida, for the aggregate or sum of catastrophe losses in excess of an annual retention associated with storms named or numbered by the National Weather Service, earthquakes and fires following earthquakes ("aggregate excess").

        During January 2007, we completed the renewal of our aggregate excess, South-East and New Jersey excess reinsurance contracts, opted to expand coverage in the existing multi-year contracts for New Jersey and Texas and added a new agreement covering Kentucky earthquake and fires following earthquakes. These contracts will be effective June 1, 2007 to May 31, 2008, with the exception of the aggregate excess contract which is effective June 1, 2007 to May 31, 2009. The aggregate excess contract has a 5% retention by Allstate in the first year and a 20% retention by Allstate in the second year. We also expect to place contracts for the state of Florida later this year, once the state's recent legislative actions have been assessed, and should become effective on June 1, 2007 for the beginning of the hurricane catastrophe season. The Florida component of the reinsurance program is designed separately from the other components of the program to address the distinct needs of our separately capitalized legal entities in that state.

        The multi-year agreements have various retentions and limits designed commensurate with the amount of catastrophe risk, measured on an annual basis, in each covered state. A description of these retentions and limits appears in the following tables and charts. The multi-year, California fires following, New Jersey excess, South-East and Kentucky agreements cover qualifying losses related to a specific qualifying event in excess of the agreement's retention. Reinsurance recoveries under each agreement are equal to the qualifying losses in excess of the agreement's retention for a specific event multiplied by the percentage of reinsurance placed up to the agreement's occurrence limit.

        We estimate that the total annualized cost of all reinsurance programs will be approximately $770 million per year or $193 million per quarter, including an estimate for reinsurance coverage in Florida. This is compared to annualized cost of approximately $800 million per year during the 2006 hurricane season, for an estimated decrease of $30 million on an annualized basis due to lower expected cost of coverage in Florida. On a calendar year basis, we estimate a cost of $193 million per quarter during 2007, for a total of $770 million, including an estimate for reinsurance coverage in Florida. This represents an estimated increase of $165 million over the 2006 calendar year due to the effective dates of the contracts. During 2006, our actual costs were $73 million in the first quarter, $114 million in the second quarter, $211 in the third quarter and $209 million in the fourth quarter of 2006 for a total of $607 million during the year. We currently expect that a similar level of coverage will be purchased or renewed for the comparable 2008 period. The actual placement of the Florida program, contractual redeterminations and risk transfers of certain catastrophe and other liability exposures during 2007 may cause our total annualized cost to differ from our current estimates.

        We continue to aggressively seek to cover our reinsurance cost in premium rates. Through the end of 2006, we have submitted more than 350 rate filings in 29 states related to the cost of our reinsurance programs. Including rates approved in Florida and other states related to our reinsurance programs, rates currently effective reflect approximately 40% of the total cost of our reinsurance programs, and will be included in premiums written during 2007. We expect rates will be in effect which will reflect over 50% of the total cost of these reinsurance programs by the end of 2007, and be included in premiums written during 2008.

        Since the financial condition of the reinsurer is a critical deciding factor when entering into an agreement, the majority of the limits of these programs are placed with reinsurers who currently have an A.M. Best insurance financial strength rating of A+ or better. The remaining limits are placed with reinsurers who currently have an A.M. Best insurance financial strength rating no lower than A-, with three exceptions. Two of the three exceptions have a Standard and Poors rating of AA- and we will have collateral for the entire contract limit exposure for the third reinsurer which is not rated by either rating agency. Because of these ratings, we do not expect that our ability to cede losses in the future will be impaired.

        The terms, retentions and limits for Allstate's catastrophe management reinsurance agreements in place as of June 1, 2007 are listed in the following table.

(in millions)	Effective Date	% Placed	Reinstatement	Retention	Per Occurrence Limit
Coordinated coverage
Aggregate excess(1)	6/1/2007	95 for year 1; 80 for year 2	None	$2,000	$2,000
California fire following(2)	2/1/2006	95	2 limits over 28 month term, prepaid	520	1,500
Multi-year(3):	6/1/2005
Connecticut		95	2 limits over remaining term, prepaid	129	200
New Jersey		95	1 reinstatement each contract year over 3-year term, premium required	140	300
New York(4)		90	2 limits over remaining term, prepaid	830	1,000
Texas(5)		95	2 limits over remaining term, prepaid	399	750
New Jersey excess(6)	6/1/2007	95	1 reinstatement, premium required	440	200
South-East(7)	6/1/2007	95	1 reinstatement premium required	500	500
Kentucky(8)	6/1/2007	95	1 reinstatement, premium required	10	40

Coordinated Coverage

(1)
Aggregate Excess—This agreement has a one year term, effective 6/1/2007 to 5/31/2008, and a two year term, effective 6/1/2007 to 5/31/2009. It covers the aggregation of qualifying losses for storms named or numbered by the National Weather Service, earthquakes and fires following earthquakes for Allstate Protection personal lines auto and property business countrywide, except for Florida, in excess of $2 billion in aggregated losses per contract year. Losses recoverable if any, from our California fires following, multi-year, New Jersey excess, South-East and Kentucky agreements are excluded when determining the retention of this agreement. The one year contract is 15% placed or $.3 billion of the total $2 billion limit. The two year term contract is 80% placed or $1.6 billion of the total $2 billion limit leaving Allstate the option to place up to an additional 15% in year two. The aggregate excess agreement in effect for 6/1/2006 to 5/31/2007 was placed prior to the South-East agreement and accordingly did not provide for its consideration.

The preliminary reinsurance premium is subject to redetermination for exposure changes.

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

(3)
Multi-year Agreements—These agreements have been in effect since 6/1/2005 and cover the Allstate brand personal property excess catastrophe losses, expiring 5/31/2008. The retentions on these agreements are subject to annual remeasurements on their anniversary dates. The Company is planning to elect $100 million of additional coverage effective 6/1/2007 in the states of Texas and New Jersey.

(4)
Two separate reinsurance agreements provide coverage for catastrophe risks in the state of New York: AIC has a $512 retention and a $550 limit, and Allstate Indemnity Company ("AI") has a $318 retention and a $450 limit.

(5)
The Texas agreement is with ATL, a syndicate insurance company. ATL also has a 100% reinsurance agreement with AIC covering losses in excess of and/or not reinsured by the Texas agreement.

(6)
New Jersey Excess—This agreement is effective 6/1/2007 for 1 year and covers Allstate Protection personal property catastrophe losses in excess of the New Jersey multi-year agreement.

(7)
South-East—This agreement is effective 6/1/2007 for 1 year and covers Allstate Protection personal property excess catastrophe losses for storms named or numbered by the National Weather Service. This agreement covers personal property business in the states of Louisiana, Mississippi, Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Delaware, Pennsylvania and Rhode Island and the District of Columbia. The South-East agreement in effect for 6/1/2006 to 5/31/2007 did not cover business in Rhode Island, provided one reinstatement of $180 million of the $400 million limit placed and was 80% placed.

The preliminary reinsurance premium is subject to redetermination for exposure changes.

(8)
Kentucky—This agreement is effective 6/1/2007 for one-year and covers Allstate Protection's personal property excess catastrophe losses for earthquakes and fires following earthquakes.

        Highlights of certain other contract terms and conditions for all of Allstate's catastrophe management reinsurance agreements effective June 1, 2007 are listed in the following table.

	South-East	Aggregate Excess	Multi-year, New Jersey excess, California fires following and Kentucky
Business Reinsured	Personal Lines Property business	Personal Lines Property and Auto business	Personal Lines Property business
Location (s)	11 states and Washington, DC	Nationwide except Florida	Each specific state
Covered Losses	1 specific peril—storms named or numbered by the National Weather Service	3 specific perils—storms named or numbered by the National Weather Service, earthquakes, and fires following earthquakes
Multi-year and New Jersey excess: multi-perils—includes hurricanes and earthquakes
California fires following: 1 specific peril—fires following earthquakes
Kentucky—earthquakes and fires following earthquakes.
Brands Reinsured	Allstate Brand Encompass Brand	Allstate Brand Encompass Brand	Multi-year: Allstate Brand New Jersey excess, California fires following, Kentucky: Allstate Brand and Encompass Brand

Exclusions, other than typical market negotiated exclusions	Automobile Terrorism Commercial	Assessment exposure to CEA Terrorism Commercial	Automobile Terrorism Commercial
Loss Occurrence	Sum of all qualifying losses from named or numbered storms by the National Weather Service over 96 hours

Sum of all qualifying losses and sum of all qualifying occurrences (Aggregate)

Losses over 96 hours from a named or numbered storm

Losses over 168 hours for an earthquake

Losses over 168 hours within a 336 hour period for fires following an earthquake

Sum of all qualifying losses for a specific occurrence over 168 hours

Windstorm related occurrences over 96 hours

Riot related occurrences over 72 hours

California fires following occurrences over 168 hours. No additional recovery can occur for any losses within the same seismic geographically affected area for an additional 336 hours when a qualifying loss exceeds $2 billion. Kentucky earthquake and fires following earthquake occurrences over 336 hours.
Loss adjustment expenses included within ultimate net loss	10% of qualifying losses	10% of qualifying losses	Multi-year and California fires following: actual expenses New Jersey excess and Kentucky: 10% of qualifying losses

        Currently, the Company has reinsurance programs in place that will be expiring May 31, 2007 including the aggregate excess, South-East and New Jersey excess which have similar retentions, limits and placement (South-East increased from 80% placed in 2006 to 95% placed in 2007) as described above. In addition, Allstate Floridian has in-force four separate reinsurance agreements effective June 1, 2006 for one year, and an excess of loss agreement effective June 1, 2005 expiring on May 31, 2007, all of which cover personal property excess catastrophe losses in Florida. These agreements, listed below, coordinate coverage with the FHCF. For both Royal Palm 1 and the Universal arrangement, we have agreed to share recoveries from the FHCF and certain of our reinsurance agreements, as these recoveries pertain to policies included in these arrangements, in proportion to total losses and recoveries and limited to coverage available. We anticipate that we will have a similar agreement to share recoveries on the Royal Palm 2 agreement.

  •
  FHCF Retention—provides coverage on $100 million of losses in excess of $50 million and is 70% placed.

  •
  FHCF Sliver—provides coverage on 10% co-participation of the FHCF payout (estimated at $476 million), or $48 million, and is 100% placed.

  •
  Excess of loss agreement—provides 90% reimbursement for $900 million of Allstate Floridian's property catastrophe losses in excess of the FHCF retention and reimbursement. While the limit is $900 million, $200 million of this limit was acquired by Royal Palm.

  •
  Excess of loss sliver—provides coverage on half of Allstate's 10% retention on our existing excess of loss agreement, or $45 million (5% placed of $900 million limit), and is 100% placed.

  •
  Additional excess of loss—provides coverage on $200 million of losses in excess of the FHCF and our existing additional excess of loss agreement once $100 million has been reimbursed by the FHCF for prior event(s) and after recovery under the excess of loss agreement. This agreement is 95% placed, and is adjusted to only exclude policies reinsured by Universal.

        The FHCF provides 90% reimbursement on qualifying Allstate Floridian property losses up to an estimated combined maximum of $753 million in excess of a combined retention of $254 million for each of the two largest hurricanes and a retention of $85 million for all other hurricanes for the season beginning June 1, 2006 through May 31, 2007, as each of the four companies comprising Allstate Floridian has separate estimated reinsurance maximum reimbursements and limits. New property legislation enacted in 2007 added a temporary emergency additional coverage option ("TEACO") that is below the mandatory FHCF coverage retention and a temporary increase in coverage limits option ("TICL") that has optional layers of coverage with limits above the mandatory FHCF coverage limit. We are currently assessing the impacts of this legislation on our 2007 reinsurance program for the state.

        As of December 31, 2006 we have not ceded any losses related to 2006 catastrophic events.

ALLSTATE FINANCIAL 2006 HIGHLIGHTS

  •
  Net income increased 11.5% to $464 million in 2006 compared to $416 million in 2005.

  •
  Allstate Financial gross margin increased 3.2% to $2.06 billion in 2006 compared to $2.00 billion in 2005. Gross margin, a measure that is not based on GAAP, is defined on page 91.

  •
  Contractholder fund deposits totaled $10.48 billion for 2006 compared to $12.38 billion in 2005.

  •
  Investments as of December 31, 2006 increased 1.0% from December 31, 2005 and net investment income increased 9.0% in 2006 compared to 2005.

  •
  Deposits of Allstate® Treasury-Linked Annuity contracts in 2006 totaled $883 million, a $546 million increase compared to 2005.

  •
  Dividends of $675 million in 2006 were paid by Allstate Life Insurance Company ("ALIC") to its parent, AIC.

  •
  On June 1, 2006, Allstate Financial completed the disposition of substantially all of its variable annuity business through reinsurance. Additionally, Allstate Financial transferred the loan protection business to the Allstate Protection segment effective January 1, 2006. These events resulted in a net reduction to Allstate Financial's income from operations, before income taxes, of $107 million when comparing 2006 to 2005, primarily due to the loss on disposition of operations for the sale of the variable annuity business and DAC amortization deceleration recognized in 2005 for variable annuities. The following table presents the differences between the 2006 and 2005 results of operations attributable to the variable annuity business and the impact of the absence of the loan protection business in 2006.

(in millions)	2006	2005	Change
Favorable/(unfavorable)
Life and annuity premiums and contract charges	$136	$416	$(280)
Net investment income	17	51	(34)
Periodic settlements and accruals on non-hedge derivative instruments(1)	1	4	(3)
Contract benefits	(13)	(148)	135
Interest credited to contractholder funds(2)	(21)	(57)	36

Gross margin(4)	120	266	(146)
Realized capital gains and losses	(9)	(11)	2
Amortization of DAC and DSI(3)	(47)	(53)	6
Operating costs and expenses	(43)	(163)	120
Loss on disposition of operations	(89)	—	(89)

Income from operations before income tax expense	$(68)	$39	$(107)

Investment margin	$(3)	$(2)	$(1)
Benefit margin	13	5	8
Contract charges and fees	110	263	(153)

Gross margin(4)	$120	$266	$(146)

(1)
Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Consolidated Statements of Operations.

(2)
For purposes of calculating gross margin, amortization of deferred sales inducements ("DSI") is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items. Amortization of DSI for variable annuities totaled $3 million and $6 million in 2006 and 2005, respectively.

(3)
Amortization deceleration of $55 million was recognized in 2005 for variable annuities.

(4)
Gross margin and its components are measures that are not based on GAAP. Gross margin, investment margin and benefit margin are defined on pages 91, 93 and 94, respectively.

ALLSTATE FINANCIAL SEGMENT

        Overview and Strategy    The Allstate Financial segment is a major provider of life insurance, retirement and investment products, and supplemental accident and health insurance to individual and institutional customers. Allstate Financial's mission is to assist financial services professionals in meeting their clients' financial protection, retirement and investment needs by providing consumer-focused products delivered with reliable and efficient service.

        Our primary objectives are to improve Allstate Financial's return on equity and position it for profitable growth. In the near-term, this will require us to balance sales goals with new business return targets. Our actions to accomplish these objectives include improving returns on new business by increasing sales of Allstate Financial products through Allstate Agencies, increasing sales of life insurance products, and maintaining cost discipline through scale and efficiencies, while improving capital efficiency. The execution of our business strategies has and may continue to involve simplifying our business model, and focusing on those products and distribution relationships where we can secure strong leadership positions while generating acceptable returns and bringing to market a selection of innovative, consumer-focused products.

        We plan to continue offering a suite of products that protects consumers financially and helps them better prepare for retirement. Our retail products include deferred and immediate fixed annuities; interest-sensitive, traditional and variable life insurance; supplemental accident and health insurance; and funding agreements backing retail medium-term notes. Banking products and services are also offered to customers through the Allstate Bank. Individual retail products are sold through a variety of distribution channels including Allstate exclusive agencies, independent agents (including master brokerage agencies and workplace enrolling agents), and financial service firms such as banks, broker/dealers and specialized structured settlement brokers. Allstate Bank products can also be obtained directly through the Internet and a toll-free number. Our institutional product line consists primarily of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors.

        Summarized financial data for the years ended December 31 is presented in the following table.

(in millions)	2006	2005	2004
Revenues
Life and annuity premiums and contract charges	$1,964	$2,049	$2,072
Net investment income	4,173	3,830	3,410
Realized capital gains and losses	(77)	19	1

Total revenues	6,060	5,898	5,483
Costs and expenses
Life and annuity contract benefits	(1,570)	(1,615)	(1,618)
Interest credited to contractholder funds	(2,609)	(2,403)	(2,001)
Amortization of DAC	(626)	(629)	(591)
Operating costs and expenses	(468)	(632)	(634)
Restructuring and related charges	(24)	(2)	(5)

Total costs and expenses	(5,297)	(5,281)	(4,849)
Loss on disposition of operations	(92)	(13)	(24)
Income tax expense	(207)	(188)	(189)

Income before cumulative effect of change in accounting principle, after-tax	464	416	421
Cumulative effect of change in accounting principle, after-tax	—	—	(175)

Net income	$464	$416	$246

Investments	$75,951	$75,233	$72,530

        Life and annuity premiums and contract charges    Premiums represent revenues generated from traditional life, immediate annuities with life contingencies, accident and health and other insurance products that have significant mortality or morbidity risk. Contract charges are revenues generated from interest-sensitive life, variable annuities, fixed annuities and institutional products for which deposits are classified as contractholder funds or separate accounts liabilities. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates. As a result, changes in contractholder funds are considered in the evaluation of growth and as indicators of future levels of revenues. Subsequent to the close of our reinsurance transaction with Prudential Financial Inc. ("Prudential") on June 1, 2006, variable annuity contract charges on the business subject to the transaction are fully reinsured to Prudential and presented net of reinsurance on the Consolidated Statements of Operations (see Note 3 of the consolidated financial statements).

        The following table summarizes life and annuity premiums and contract charges by product.

(in millions)	2006	2005	2004
Premiums
Traditional life	$281	$282	$337
Immediate annuities with life contingencies	278	197	316
Accident and health and other	340	439	392

Total premiums	899	918	1,045
Contract charges
Interest-sensitive life	853	786	729
Fixed annuities	73	65	52
Variable annuities	139	280	246

Total contract charges	1,065	1,131	1,027

Life and annuity premiums and contract charges	$1,964	$2,049	$2,072

        Total premiums decreased 2.1% in 2006 compared to 2005. Excluding the impact of the transfer of the loan protection business to the Allstate Protection segment effective January 1, 2006, premiums increased 11.7% in 2006 compared to 2005. This increase in 2006 was attributable primarily to increased premiums on immediate annuities with life contingencies, due to certain pricing refinements and a more favorable pricing environment in 2006. Additionally, in 2006, excluding the impact of the transfer of the loan protection business, accident and health and other premiums increased $14 million due to increased sales of these products.

        Total premiums decreased 12.2% in 2005 compared to 2004 as lower premiums on immediate annuities with life contingencies and traditional life products more than offset higher premiums on accident, health and other premiums. Premiums on immediate annuities with life contingencies declined primarily as a result of pricing actions taken to improve our returns on new business and reflect our current expectations of mortality. Pricing changes led to a shift in our sales mix from immediate annuities with life contingencies to immediate annuities without life contingencies, which are accounted for as deposits rather than as premiums. The decline in traditional life premiums was primarily due to the absence of certain premiums in 2005 resulting from the disposal of our direct response distribution business in 2004. The increase in accident, health and other premiums was primarily attributable to higher underwriting retention.

        Contract charges declined 5.8% in 2006 compared to 2005. Excluding contract charges on variable annuities, substantially all of which are reinsured to Prudential effective June 1, 2006, contract charges increased 8.8% in 2006 compared to 2005. The increase was mostly due to higher contract charges on interest-sensitive life products resulting from growth of business in force. Contract charges on fixed annuities were slightly higher in 2006 due to increased surrender charges.

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

        Contractholder funds represent interest-bearing liabilities arising from the sale of individual and institutional products, such as interest-sensitive life, fixed annuities, bank deposits and funding agreements. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract maturities, benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses

        The following table shows the changes in contractholder funds.

(in millions)	2006	2005(1)	2004(1)
Contractholder funds, beginning balance	$60,040	$55,709	$47,071
Impact of adoption of SOP 03-1(2)	—	—	421
Deposits
Fixed annuities	6,007	5,926	7,322
Institutional products (funding agreements)	2,100	3,773	3,987
Interest-sensitive life	1,416	1,404	1,375
Variable annuity and life deposits allocated to fixed accounts	99	395	495
Bank and other deposits	856	883	701

Total deposits	10,478	12,381	13,880
Interest credited	2,666	2,404	1,991
Maturities, benefits, withdrawals and other adjustments
Maturities of institutional products	(2,726)	(3,090)	(2,518)
Benefits	(1,517)	(1,348)	(1,062)
Surrenders and partial withdrawals	(5,945)	(4,734)	(3,105)
Contract charges	(749)	(698)	(655)
Net transfers to separate accounts	(145)	(339)	(412)
Fair value hedge adjustments	38	(289)	38
Other adjustments	(109)	44	60

Total maturities, benefits, withdrawals and other adjustments	(11,153)	(10,454)	(7,654)

Contractholder funds, ending balance	$62,031	$60,040	$55,709

(1)
To conform to the current period presentation, certain prior period balances have been reclassified.

(2)
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

        Contractholder funds increased 3.3% and 7.8% in 2006 and 2005, respectively. Average contractholder funds increased 5.5% in 2006 compared to 2005 and 13.1% in 2005 compared to 2004. The reduction in the rate at which contractholder funds grew was due primarily to lower contractholder deposits and increased contractholder surrenders and withdrawals.

        Contractholder deposits decreased 15.4% in 2006 compared to 2005 due to decreased deposits on funding agreements and, to a lesser extent, lower variable annuity and life deposits allocated to fixed accounts due to the disposition of substantially all of our variable annuity business through reinsurance effective June 1, 2006. These items were partially offset by higher fixed annuity deposits. Allstate Financial prioritizes the allocation of fixed income investments to support sales of retail products having the best opportunity for sustainable growth and return while maintaining a retail market presence. Consequently, sales of institutional products may vary from period to period. In 2006, deposits on institutional products declined 44.3% compared to 2005. Higher fixed annuity deposits in 2006 were the result of a $546 million increase in deposits on Allstate® Treasury-Linked Annuity contracts. This increase was partially offset by modest declines in deposits on traditional deferred annuities and market value adjusted annuities. These declines were in part impacted by our actions to improve new business returns and reduced consumer demand. Consumer demand for fixed annuities is influenced by market interest rates on short-term deposit products and equity market conditions, which can increase the relative attractiveness of competing investment alternatives.

        Contractholder deposits decreased 10.8% in 2005 compared to 2004 due to lower deposits on fixed annuities. Fixed annuity deposits declined 19.1% in 2005 as lower deposits on traditional deferred fixed annuities and market value adjusted annuities were partially offset by increased deposits on immediate annuities without life contingencies. The decline in fixed annuity deposits resulted from reduced consumer demand relative to other short-term deposit products due to increases in short-term interest rates without corresponding increases in longer term rates, and pricing actions to increase fixed annuity product returns. Institutional product deposits decreased 5.4% in 2005 compared to 2004.

        Surrenders and partial withdrawals on deferred fixed annuities, interest-sensitive life products and Allstate Bank products increased 25.6% in 2006 compared to 2005, while the withdrawal rate, based on the beginning of the period contractholder funds balance, increased to 13.9% for 2006 from 11.7% and 9.1%, for 2005 and 2004, respectively. The increase in the surrender rate in 2006 was influenced by multiple factors, including the relatively low interest rate environment during the last several years, which reduced reinvestment opportunities and increased the number of policies with little or no surrender charge protection. Also influencing the increase was our crediting rate strategies related to renewal business implemented to improve investment spreads on selected contracts. The increase in surrenders and partial withdrawals in 2006 is consistent with management's expectation that in the current interest rate environment and with a larger number of contractholders with relatively low or no surrender charges, more contractholders may choose to move their funds to competing investment alternatives. The aging of our in-force business may cause this trend to continue.

        Surrenders and partial withdrawals increased 52.5% in 2005 compared to 2004 driven mostly by higher surrenders of market value adjusted annuities due to a portion of these contracts entering a 30-45 day window in which there were no surrender charges or market value adjustments. The lack of surrender charges and market value adjustments combined with the interest rate environment, which included a relatively small difference between short-term and long-term interest rates, caused contractholders to choose competing short-term investment alternatives.

        Net investment income increased 9.0% in 2006 compared to 2005 and 12.3% in 2005 compared to 2004. The 2006 increase was due to increased investment yields and higher average portfolio balances. The higher portfolio yields were primarily due to increased yields on floating rate instruments resulting from higher short-term market interest rates and improved yields on assets supporting deferred fixed annuities. In 2005, the increase compared to 2004 was primarily the result of increased portfolio balances and, to a lesser extent, increased yields on floating rate assets due to higher short-term interest rates and increased income on partnership interests, partially offset by lower yields on fixed income securities. Higher average portfolio balances in both years resulted from the investment of cash flows from operating and financing activities related primarily to deposits from fixed annuities, funding agreements and interest-sensitive life policies. Investment balances as of December 31, 2006, increased 1.0% from December 31, 2005 and increased 3.7% as of December 31, 2005 compared to December 31, 2004.

        Net income analysis is presented in the following table.

(in millions)	2006	2005	2004
Life and annuity premiums and contract charges	$1,964	$2,049	$2,072
Net investment income	4,173	3,830	3,410
Periodic settlements and accruals on non-hedge derivative instruments(1)	56	63	49
Contract benefits	(1,570)	(1,615)	(1,618)
Interest credited to contractholder funds(2)	(2,561)	(2,329)	(1,956)

Gross margin	2,062	1,998	1,957
Amortization of DAC and DSI(2)(3)	(729)	(545)	(498)
Operating costs and expenses	(468)	(632)	(634)
Restructuring and related charges	(24)	(2)	(5)
Income tax expense	(265)	(260)	(269)
Realized capital gains and losses, after-tax	(50)	12	(3)
DAC and DSI amortization relating to realized capital gains and losses, after-tax(3)	36	(103)	(89)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(36)	(40)	(32)
Loss on disposition of operations, after-tax	(62)	(12)	(6)
Cumulative effect of change in accounting principle, after-tax	—	—	(175)

Net income	$464	$416	$246

(1)
Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Consolidated Statements of Operations.

(2)
For purposes of calculating gross margin, amortization of DSI is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items. Amortization of DSI totaled $48 million, $74 million and $45 million in 2006, 2005 and 2004, respectively.

(3)
Amortization of DAC and DSI relating to realized capital gains and losses is analyzed separately because realized capital gains and losses may vary significantly between periods and obscure trends in our business. Amortization of DAC and DSI relating to realized capital gains and losses was $55 million, $(158) million and $(138) million in 2006, 2005 and 2004, respectively.

        Gross margin, a non-GAAP measure, is comprised of life and annuity premiums and contract charges, and net investment income, less contract benefits and interest credited to contractholder funds excluding amortization of DSI. Gross margin also includes periodic settlements and accruals on certain non-hedge derivative instruments (see additional discussion under "investment margin"). We use gross margin as a component of our evaluation of the profitability of Allstate Financial's life insurance and financial product portfolio. Additionally, for many of our products, including fixed annuities, variable life and annuities, and interest-sensitive life insurance, the amortization of DAC and DSI is determined based on actual and expected gross margin. Gross margin is comprised of three components that are utilized to further analyze the business: investment margin, benefit margin, and contract charges and fees. We believe gross margin and its components are useful to investors because they allow for the evaluation of income components separately and in the aggregate when reviewing performance. Gross margin, investment margin and benefit margin should not be considered as a substitute for net income and do not reflect the overall profitability of the business. Net income is the GAAP measure that is most directly comparable to these margins. Gross margin is reconciled to Allstate Financial's GAAP net income in the table above.

        The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

	2006
(in millions)	Investment Margin	Benefit Margin	Contract Charges and Fees	Gross Margin
Life and annuity premiums	$—	$899	$—	$899
Contract charges	—	638	427	1,065
Net investment income	4,173	—	—	4,173
Periodic settlements and accruals on non-hedge derivative instruments(1)	56	—	—	56
Contract benefits	(539)	(1,031)	—	(1,570)
Interest credited to contractholder funds(2)	(2,561)	—	—	(2,561)

	$1,129	$506	$427	$2,062

	2005
(in millions)	Investment Margin	Benefit Margin	Contract Charges and Fees	Gross Margin
Life and annuity premiums	$—	$918	$—	$918
Contract charges	—	631	500	1,131
Net investment income	3,830	—	—	3,830
Periodic settlements and accruals on non-hedge derivative instruments(1)	63	—	—	63
Contract benefits	(530)	(1,085)	—	(1,615)
Interest credited to contractholder funds(2)	(2,329)	—	—	(2,329)

	$1,034	$464	$500	$1,998

	2004
(in millions)	Investment Margin	Benefit Margin	Contract Charges and Fees	Gross Margin
Life and annuity premiums	$—	$1,045	$—	$1,045
Contract charges	—	562	465	1,027
Net investment income	3,410	—	—	3,410
Periodic settlements and accruals on non-hedge derivative instruments(1)	49	—	—	49
Contract benefits	(533)	(1,085)	—	(1,618)
Interest credited to contractholder funds(2)	(1,956)	—	—	(1,956)

	$970	$522	$465	$1,957

(1)
Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Consolidated Statements of Operations.

(2)
For purposes of calculating gross margin, amortization of DSI is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items. Amortization of DSI totaled $48 million, $74 million and $45 million for the years ended December 31, 2006, 2005 and 2004, respectively.

        Gross margin increased 3.2% in 2006 compared to 2005 due to increased investment and benefit margin, partially offset by lower contract charges and fees. The decline in contract charges and fees was driven by the absence of contract charges on variable annuities that were reinsured effective June 1,

2006 in conjunction with Allstate Financial's disposition of substantially all of its variable annuity business. Excluding the impact of the reinsurance of our variable annuity business and the transfer of the loan protection business to the Allstate Protection segment effective January 1, 2006, gross margin increased 12.1% in 2006 compared to 2005. Gross margin increased 2.1% in 2005 compared to 2004 due to higher investment margin and contract charges and fees, partially offset by lower benefit margin.

        Investment margin is a component of gross margin, both of which are non-GAAP measures. Investment margin represents the excess of net investment income and periodic settlements and accruals on certain non-hedge derivative instruments over interest credited to contractholder funds and the implied interest on life-contingent immediate annuities included in the reserve for life-contingent contract benefits. We utilize derivative instruments as economic hedges of investments or contractholder funds or to replicate fixed income securities. These instruments either do not qualify for hedge accounting or are not designated as hedges for accounting purposes. Such derivatives are accounted for at fair value, and reported in realized capital gains and losses. Periodic settlements and accruals on these derivative instruments are included as a component of gross margin, consistent with their intended use to enhance or maintain investment income and margin, and together with the economically hedged investments or product attributes (e.g., net investment income or interest credited to contractholders funds) or replicated investments, to appropriately reflect trends in product performance. Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating investment margin. We use investment margin to evaluate Allstate Financial's profitability related to the difference between investment returns on assets supporting certain products and amounts credited to customers ("spread") during a fiscal period.

        Investment margin by product group is shown in the following table.

(in millions)	2006	2005	2004
Annuities	$771	$683	$623
Life insurance	223	219	212
Institutional products	126	122	121
Bank and other	9	10	14

Total investment margin	$1,129	$1,034	$970

        Investment margin increased 9.2% in 2006 compared to 2005 primarily due to improved yields on assets supporting deferred fixed annuities, crediting rate actions relating to renewal business and growth in contractholder funds. Investment margin increased 6.6% in 2005 compared to 2004 primarily due to growth in our fixed annuity business, partially offset by lower weighted average investment spreads on interest-sensitive life and immediate annuities.

        The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads during 2006, 2005 and 2004.

	Weighted Average Investment Yield			Weighted Average Interest Crediting Rate			Weighted Average Investment Spreads
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Interest-sensitive life	6.2%	6.3%	6.5%	4.7%	4.8%	4.7%	1.5%	1.5%	1.8%
Deferred fixed annuities	5.7	5.5	5.8	3.7	3.8	4.1	2.0	1.7	1.7
Immediate fixed annuities with and without life contingencies	7.2	7.4	7.6	6.6	6.7	6.8	0.6	0.7	0.8
Institutional	6.0	4.6	3.1	5.0	3.6	2.1	1.0	1.0	1.0
Investments supporting capital, traditional life and other products	5.7	6.2	6.3	N/A	N/A	N/A	N/A	N/A	N/A

        The following table summarizes the liabilities as of December 31 for these contracts and policies.

(in millions)	2006	2005	2004
Immediate fixed annuities with life contingencies	$8,144	$7,894	$7,720
Other life contingent contracts and other	4,642	4,588	4,034

Reserve for life-contingent contracts benefits	$12,786	$12,482	$11,754

Interest-sensitive life	$9,050	$8,842	$8,280
Deferred fixed annuities	35,533	33,890	31,390
Immediate fixed annuities without life contingencies	3,783	3,603	3,247
Institutional	12,467	12,431	11,279
Allstate Bank	773	882	840
Market value adjustments related to derivative instruments and other	425	392	673

Contractholder funds	$62,031	$60,040	55,709

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

        Benefit margin by product group is shown in the following table.

(in millions)	2006	2005	2004
Life insurance	$549	$544	$572
Annuities	(43)	(80)	(50)

Total benefit margin	$506	$464	$522

        Benefit margin increased 9.1% in 2006 compared to 2005. Benefit margin for 2005 includes $60 million of amounts that were classified as contract charges and fees beginning in 2006. Further, benefit margin for 2005 includes $29 million related to the loan protection business transferred to Allstate Protection beginning in 2006. Excluding these reclassifications, benefit margin increased 34.9% in 2006 compared to 2005 due primarily to improved life insurance mortality experience in 2006, and to a lesser extent, in force business growth.

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

        Amortization of DAC and DSI, excluding amortization related to realized capital gains and losses, increased 33.8% in 2006 compared to 2005 primarily due to improved gross profits on investment contracts resulting from increased investment and benefit margin, and lower expenses. Additionally, DAC and DSI amortization for 2006 includes a write-off totaling $27 million for the present value of future profits related to a block of corporate owned life insurance policies that terminated due to the bankruptcy of the policyholder. Partially offsetting these increases was the significant reduction in amortization on the variable annuity contracts due to the disposition of this business effective June 1, 2006 through reinsurance. DAC and DSI amortization related to realized capital gains and losses, after-tax, changed by a favorable $139 million in 2006 compared to 2005. The impact of realized capital gains and losses on amortization of DAC and DSI is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

        The DAC and DSI assets were reduced by $726 million and $70 million, respectively, in 2006 as a result of the disposition of substantially all of Allstate Financial's variable annuity business.

        Amortization of DAC and DSI increased 9.4% in 2005 compared to 2004 as a result of higher gross margin. DAC and DSI amortization related to realized capital gains and losses, after-tax, increased $14 million in 2005 compared to 2004 primarily due to increased realized capital gains on investments supporting certain fixed annuities.

        The changes in the DAC asset are summarized in the following tables.

(in millions)	Beginning balance December 31, 2005	Impact of Disposal of variable annuities	Acquisition costs deferred	Amortization charged to income (1)	Amortization (acceleration) deceleration charged to income (2)	Effect of unrealized capital gains and losses	Ending balance December 31, 2006
Traditional life	$598	$—	$72	$(59)	$—	$—	$611
Interest-sensitive life	1,696	—	272	(223)	(18)	47	1,774
Variable annuities	730	(726)	46	(46)	—	—	4
Investment contracts	1,085	—	362	(247)	16	13	1,229
Accident, health and other	209	—	70	(49)	—	—	230

Total	$4,318	$(726)	$822	$(624)	$(2)	$60	$3,848

(in millions)	Beginning balance December 31, 2004	Acquisition costs deferred	Amortization charged to income(1)	Amortization (acceleration) deceleration charged to income(2)	Effect of unrealized capital gains and losses	Ending balance December 31, 2005
Traditional life	$581	$67	$(50)	$—	$—	$598
Interest-sensitive life	1,529	241	(143)	(2)	71	1,696
Variable annuities	628	110	(106)	55	43	730
Investment contracts	594	347	(282)	(51)	477	1,085
Accident, health and other	176	83	(50)	—	—	209

Total	$3,508	$848	$(631)	$2	$591	$4,318

(1)
The amortization of DAC for interest-sensitive life, variable annuities and investment contracts is proportionate to the recognition of gross profits, which include realized capital gains and losses. Fluctuations in amortization for these products may result as actual realized capital gains and losses differ from the amounts utilized in the determination of estimated gross profits. Amortization related to realized capital gains and losses was $50 million and $(126) million in 2006 and 2005, respectively.

(2)
Included as a component of amortization of DAC on the Consolidated Statements of Operations.

        Operating costs and expenses decreased 25.9% in 2006 compared to 2005 and declined slightly in 2005 compared to 2004. The following table summarizes operating costs and expenses.

(in millions)	2006	2005	2004
Non-deferrable acquisition costs	$175	$245	$256
Other operating costs and expenses	293	387	378

Total operating costs and expenses	$468	$632	$634

Restructuring and related charges	$24	$2	$5

        Non-deferrable acquisition costs declined 28.6% in 2006 compared to 2005 due primarily to the transfer of the loan protection business to Allstate Protection effective January 1, 2006 and a reduction in non-deferrable commissions, which was primarily due to the disposal of substantially all of Allstate Financial's variable annuity business effective June 1, 2006. Non-deferrable acquisition costs related to the loan protection business amounted to $39 million in 2005.

        Other operating costs and expenses declined $94 million or 24.3% in 2006 compared to 2005. The disposition of substantially all of our variable annuity business through reinsurance and the transfer of the loan protection business resulted in $51 million of this reduction. The remaining decline relates to a $28 million charge in the prior year for an increase in a liability for future benefits of a previously discontinued benefit plan, and expense savings initiatives, including the VTO. For more information on the VTO, see Note 12 to the Consolidated Financial Statements.

        Non-deferrable acquisition costs declined 4.3% in 2005 compared to 2004 as the prior year included a $15 million charge related to loss experience on certain credit insurance policies. The impact of this charge was partially offset by higher premium taxes and non-deferrable commissions in 2005. Other operating costs and expenses increased 2.4% in 2005 compared to 2004 primarily due to a $28 million increase in a liability for future benefits of a previously discontinued benefit plan, partially offset by lower employee and technology expenses.

        Restructuring and related charges for 2006 reflect costs related to the VTO.

        Net income was favorably impacted in 2006 and 2005 by adjustments to prior years' tax liabilities totaling $10 million and $19 million, respectively. These amounts are presented as a component of income tax expense in the Consolidated Statements of Operations.

        Net realized capital gains and losses are presented in the following table for the years ended December 31.

(in millions)	2006	2005	2004
Investment write-downs	$(21)	$(24)	$(82)
Dispositions	(87)	88	131
Valuation of derivative instruments	(17)	(105)	(55)
Settlement of derivative instruments	48	60	7

Realized capital gains and losses, pretax	(77)	19	1
Income tax (expense) benefit	27	(7)	(4)

Realized capital gains and losses, after-tax	$(50)	$12	$(3)

        For further discussion of realized capital gains and losses, see the Investments section of MD&A.

        Reinsurance Ceded    We enter into reinsurance agreements with unaffiliated carriers to limit our risk of mortality losses. As of December 31, 2006 and 2005, 48% and 49%, respectively, of our face amount of life insurance in force was reinsured. As of December 31, 2006, for certain term life insurance policies, we ceded up to 90% of the mortality risk depending on the length of the term. Comparatively, as of December 31, 2005, for certain term life insurance, we ceded 25-90% of the mortality risk depending on the length of the term and policy premium guarantees. Additionally, we ceded substantially all of the risk associated with our variable annuity business and we cede 100% of the morbidity risk on substantially all of our long-term care contracts. Beginning in 2006, we increased our mortality risk retention to $5 million per individual life for certain insurance applications meeting certain criteria. Prior to 2006, but subsequent to October 1998, we ceded mortality risk on new life contracts that exceeded $2 million per individual life. For business sold prior to October 1998, we ceded mortality risk in excess of specific amounts up to $1 million per individual life. We retain primary liability as a direct insurer for all risks ceded to reinsurers.

        The impacts of reinsurance on our reserve for life-contingent contract benefits and contractholder funds at December 31, are summarized in the following table.

	Reinsurance recoverable on paid and unpaid claims
(in millions)	2006	2005
Annuities(1)	$1,654	$172
Life insurance	1,225	1,123
Long-term care	518	412
Other	96	103

Total Allstate Financial	$3,493	$1,810

(1)
Reinsurance recoverables as of December 31, 2006 include $1.49 billion for general account reserves related to variable annuities. Substantially all of our variable annuity business was reinsured effective June 1, 2006.

        The estimation of reinsurance recoverables is impacted by the uncertainties involved in the establishment of reserves.

        Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

		Reinsurance recoverable on paid and unpaid claims
	S&P Financial Strength Rating
(in millions)		2006	2005
Prudential Insurance Company of America	AA-	$1,490	$—
Employers Reassurance Corporation	A+	439	336
RGA Reinsurance Company	AA-	295	262
Transamerica Life Group	AA	233	185
Swiss Re Life and Health America, Inc.	AA-	161	155
Paul Revere Life Insurance Company	BBB+	147	152
Scottish Re Group	BB	127	123
Munich American Reassurance	A+	92	82
Manulife Insurance Company	AAA	82	87
Mutual of Omaha Insurance	AA-	79	76
Security Life of Denver	AA	73	70
Triton Insurance Company	NR	65	62
Lincoln National Life Insurance	AA	59	55
American Health & Life Insurance Co.	NR	50	50
Other(1)		101	115

Total		$3,493	$1,810

(1)
As of December 31, 2006 and 2005, the other category includes $74 million and $71 million, respectively, of recoverables due from reinsurers with an investment grade credit rating from S&P.

        We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three-years ended December 31, 2006.

        We enter into certain inter-company reinsurance transactions for the Allstate Financial operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant inter-company transactions have been eliminated in consolidation.

Allstate Financial Outlook

  •
  We plan to continue to balance targeted improvements in return on equity with growth in sales and profitability. Initially, our actions to improve returns may reduce the price competitiveness of certain products, such as our fixed annuities, and slow or reduce the growth in sales and income.

  •
  We expect that the near-term improvements in our returns will be generated mostly by improved capital efficiency and will later be accompanied by improved profitability.

  •
  We plan to continue to maintain discipline over expenses and improve our operating efficiency.

  •
  We plan to increase sales of our financial products by Allstate exclusive agencies by further tailoring products for our customers and making it easier for our agents to distribute Allstate Financial products.

  •
  We expect to continue to prioritize the allocation of fixed income investments to support sales of products with the best sustainable growth and margins and to maintain a market presence for fixed annuity and life products in our retail distribution channels. Sales of our institutional products may vary as a result.

  •
  We plan to develop and bring to market new innovative life insurance products or features designed to increase sales of this product line.

INVESTMENTS

        An important component of our financial results is the return on our investment portfolios. Investment portfolios are segmented between the Property-Liability, Allstate Financial and Corporate and Other operations. The investment portfolios are managed based upon the nature of each respective business and its corresponding liability structure.

        Overview and Strategy    The Property-Liability portfolio's investment strategy emphasizes safety of principal and consistent income generation, within a total return framework. This approach, which has produced competitive returns over time, is designed to ensure financial strength and stability for paying claims, while maximizing economic value and surplus growth. We employ a strategic asset allocation model, which takes into account the nature of the liabilities and risk tolerances, as well as the risk/return parameters of the various asset classes in which we invest. The model's recommended asset allocation, along with duration and liquidity considerations, guides our initial asset allocation. This is further adjusted based on our analysis of other potential market opportunities available. Portfolio performance is measured against outside benchmarks at target allocation weights.

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

        As a result of tactical decisions in each of the portfolios, we may sell securities during the period in which fair value has declined below amortized cost for fixed income securities or cost for equity securities. Portfolio monitoring, which includes identifying securities that are other-than-temporarily impaired and recognizing impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery, are conducted regularly. For more information, see the Portfolio Monitoring section of the MD&A.

        Portfolio Composition    The composition of the investment portfolios at December 31, 2006 is presented in the table below. Also see Notes 2 and 5 of the consolidated financial statements for investment accounting policies and additional information.

	Property-Liability		Allstate Financial(3)		Corporate and Other(3)		Total
(in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities(1)	$32,791	78.7%	$63,956	84.2%	$1,573	73.4%	$98,320	82.1%
Equity securities(2)	7,153	17.2	538	0.7	86	4.0	7,777	6.5
Mortgage loans	649	1.5	8,818	11.6	—	—	9,467	7.9
Short-term	1,067	2.6	879	1.2	484	22.6	2,430	2.0
Other	3	—	1,760	2.3	—	—	1,763	1.5

Total	$41,663	100.0%	$75,951	100.0%	$2,143	100.0%	$119,757	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $31.96 billion, $62.37 billion and $1.45 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2)
Equity securities are carried at fair value. Cost basis for these securities was $5.41 billion, $527 million, and $86 million for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(3)
Balances reflect the elimination of related party investments between Allstate Financial and Corporate and Other.

        Total investments increased to $119.76 billion at December 31, 2006 from $118.30 billion at December 31, 2005, primarily due to positive cash flows from operating activities, increased net unrealized gains on equity securities and increased funds associated with securities lending, partially offset by the transfer of funds to Prudential in conjunction with the disposition of Allstate Financial's variable annuity business through reinsurance and decreased net unrealized gains on fixed income securities.

        The Property-Liability investment portfolio increased to $41.66 billion at December 31, 2006 from $39.57 billion at December 31, 2005, primarily due to positive cash flows from operating activities and increased net unrealized gains on equity securities, partially offset by dividends paid by AIC to The Allstate Corporation.

        The Allstate Financial investment portfolio increased to $75.95 billion at December 31, 2006, from $75.23 billion at December 31, 2005, primarily due to positive cash flows from operating activities, partially offset by payments totaling approximately $826 million related to the disposition through reinsurance of substantially all of our variable annuity business, decreased net unrealized capital gains on fixed income securities and dividends of $675 million paid by ALIC to its parent, AIC. ALIC paid these dividends as a result of excess capital resulting from the disposition of substantially all of Allstate Financial's variable annuity business through reinsurance.

        The Corporate and Other investment portfolio decreased to $2.14 billion at December 31, 2006, from $3.49 billion at December 31, 2005, primarily due to cash flows used in financing activities, partially offset by proceeds from our debt issuance. For further information on our debt issuance, see the Capital Resources and Liquidity section of the MD&A.

        Total investments at amortized cost related to collateral received in connection with securities lending business activities, funds received in connection with securities repurchase agreements, and collateral posted by counterparties related to derivative transactions, increased to $4.14 billion at December 31, 2006, from $4.10 billion at December 31, 2005.

        We use different methodologies to estimate the fair value of publicly and non-publicly traded marketable investment securities and exchange traded and non-exchange traded derivative contracts. For a discussion of these methods, see the Application of Critical Accounting Estimates section of the MD&A.

        The following table shows total investments, categorized by the method used to determine fair value at December 31, 2006.

	Investments		Derivative Contracts(1)
(in millions)	Carrying Value	Percent to total	Fair Value
Fair value based on independent market quotations	$92,833	77.5%	$129
Fair value based on models and other valuation methods	13,171	11.0	1,256
Mortgage loans, policy loans, bank loans and certain limited partnership and other investments, valued at cost, amortized cost and the equity method	13,753	11.5

Total	$119,757	100.0%	$1,385

(1)
Derivative fair value includes derivatives classified as assets and liabilities on the Consolidated Statements of Financial Position and excludes derivatives related to Allstate Financial products (see Note 6 of the consolidated financial statements).

        Fixed Income Securities    See Note 5 of the consolidated financial statements for a table showing the amortized cost, unrealized gains, unrealized losses and fair value for each type of fixed income security for the years ended December 31, 2006 and 2005.

        Municipal bonds, including tax-exempt and taxable securities, totaled $25.61 billion and 96.7% were rated investment grade at December 31, 2006. Approximately 64.6% of the municipal bond portfolio was insured by eight bond insurers and accordingly have a Moody's equivalent rating of Aaa or Aa. The municipal bond portfolio at December 31, 2006 consisted of approximately 3,400 issues from approximately 2,300 issuers. The largest exposure to a single issuer was approximately 1% of the municipal bond portfolio. Corporate entities were the ultimate obligors of approximately 9.0% of the municipal bond portfolio.

        Corporate bonds totaled $40.83 billion and 89.5% were rated investment grade at December 31, 2006. As of December 31, 2006, the portfolio contained $18.33 billion of privately placed corporate obligations or 44.9%, compared with $17.72 billion or 44.2% at December 31, 2005. Included within privately placed corporate obligations are bank loans, which are primarily senior secured corporate loans, and other non-publicly traded corporate obligations. Approximately $15.98 billion or 87.2% of the privately placed corporate obligations consisted of fixed rate privately placed securities. The primary benefits of fixed rate privately placed securities when compared to publicly issued securities may include generally higher yields, improved cash flow predictability through pro-rata sinking funds, and a combination of covenant and call protection features designed to better protect the holder against losses resulting from credit deterioration, reinvestment risk or fluctuations in interest rates. A disadvantage of fixed rate privately placed securities when compared to publicly issued securities is relatively reduced liquidity. At December 31, 2006, 88.0% of the privately placed securities were rated investment grade.

        Foreign government securities totaled $2.82 billion and 96.4% were rated investment grade at December 31, 2006.

        Mortgage-backed securities ("MBS") totaled $7.92 billion and 99.8% were rated investment grade at December 31, 2006. The credit risk associated with MBS is mitigated due to the fact that 64.7% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by U.S. government agencies or U.S. government sponsored entities. The MBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages.

        Commercial Mortgage Backed Securities ("CMBS") totaled $7.84 billion and 99.9% were rated investment grade at December 31, 2006. CMBS investments primarily represent pools of commercial mortgages, broadly diversified across property types and geographical area. The CMBS portfolio is subject to credit risk, but unlike other structured products, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages, whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates. Credit defaults can result in credit directed prepayments. Approximately 72.2% of the CMBS portfolio had a Moody's rating of Aaa or a Standard & Poor's or Fitch rating of AAA, the highest rating categories, at December 31, 2006.

        Asset-backed securities ("ABS") totaled $9.21 billion and 98.6% were rated investment grade at December 31, 2006. Our ABS portfolio is subject to credit and interest rate risk. Credit risk is managed by monitoring the performance of the collateral. In addition, many of the securities in the ABS portfolio are credit enhanced with features such as over-collateralization, subordinated structures, reserve funds, guarantees and/or insurance. Approximately 66.4% of the ABS portfolio had a Moody's rating of Aaa or a Standard & Poor's or Fitch rating of AAA, the highest rating categories. A portion of the ABS portfolio is also subject to interest rate risk since, for example, price volatility and ultimate realized yield are affected by the rate of prepayment of the underlying assets. As of December 31, 2006, 86.5% of the portfolio was less sensitive to interest rate risk due to the payment terms or underlying collateral of the securities. The ABS portfolio includes bonds that are secured by a variety of asset types, predominately home equity loans, credit card receivables and auto loans as well as collateralized debt obligations that are predominately secured by corporate bonds and loans.

        We may utilize derivative financial instruments to help manage the exposure to interest rate risk from the fixed income securities portfolio. For a more detailed discussion of interest rate risk and our use of derivative financial instruments, see the Market Risk section of the MD&A and Note 6 of the consolidated financial statements.

        At December 31, 2006, 94.6% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from The National Association of Insurance Commissioners ("NAIC") of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's or a rating of AAA, AA, A or BBB from Standard & Poor's, Fitch or Dominion or a rating of aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

        The following table summarizes the credit quality of the fixed income securities portfolio at December 31, 2006.

(in millions)		Property-Liability		Allstate Financial		Corporate and Other		Total
NAIC Rating	Moody's Equivalent	Fair Value	Percent to total	Fair Value	Percent to total	Fair Value	Percent to total	Fair Value	Percent to total
1	Aaa/Aa/A	$28,449	86.8%	$44,276	69.2%	$1,483	94.3%	$74,208	75.5%
2	Baa	2,329	7.1	16,363	25.6	50	3.1	18,742	19.1
3	Ba	777	2.4	2,466	3.9	—	—	3,243	3.3
4	B	905	2.7	764	1.2	—	—	1,669	1.7
5	Caa or lower	266	0.8	70	0.1	20	1.3	356	0.3
6	In or near default	65	0.2	17	—	20	1.3	102	0.1

	Total	$32,791	100.0%	$63,956	100.0%	$1,573	100.0%	$98,320	100.0%

        Equity Securities    Equity securities include common stocks, limited partnership investments, real estate investment trust equity investments and non-redeemable preferred stocks. The equity securities portfolio was $7.78 billion at December 31, 2006 compared to $6.16 billion at December 31, 2005. The increase is primarily attributable to positive cash flows from operations. Gross unrealized gains totaled $1.77 billion at December 31, 2006 compared to $1.31 billion at December 31, 2005. Gross unrealized losses totaled $20 million at December 31, 2006 compared to $22 million at December 31, 2005.

        Unrealized Gains and Losses    See Note 5 of the consolidated financial statements for further disclosures regarding unrealized losses on fixed income and equity securities and factors considered in determining whether the securities are not other-than-temporarily impaired. The unrealized net capital gains on fixed income and equity securities at December 31, 2006 totaled $4.29 billion, a decrease of

$288 million since December 31, 2005. Gross unrealized gains and losses on fixed income securities by type and sector are provided in the table below.

		Gross unrealized
At December 31, 2006	Amortized cost			Fair value
		Gains	Losses
(in millions)
Corporate:
Consumer goods (cyclical and non-cyclical)	$6,378	$95	$(71)	$6,402
Utilities	6,139	269	(59)	6,349
Banking	6,214	115	(55)	6,274
Financial services	5,635	69	(43)	5,661
Capital goods	3,948	68	(38)	3,978
Communications	2,903	70	(21)	2,952
Basic industry	2,293	40	(17)	2,316
Other	1,897	69	(16)	1,950
Energy	1,911	40	(24)	1,927
Transportation	1,870	69	(19)	1,920
Technology	1,075	19	(9)	1,085
Foreign Government	11	—	—	11

Total corporate fixed income portfolio	40,274	923	(372)	40,825
U.S. government and agencies	3,284	758	(9)	4,033
Municipal	24,665	1,003	(60)	25,608
Foreign government	2,489	333	(4)	2,818
Mortgage-backed securities	7,962	41	(87)	7,916
Commercial mortgage-backed securities	7,834	67	(64)	7,837
Asset-backed securities	9,202	40	(31)	9,211
Redeemable preferred stock	70	2	—	72

Total fixed income securities	$95,780	$3,167	$(627)	$98,320

        The consumer goods, utilities, banking, financial services, and capital goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at December 31, 2006. The gross unrealized losses in these sectors were primarily interest rate related and company specific. As of December 31, 2006, $342 million or 91.9% of the gross unrealized losses in the corporate fixed income portfolio and $251 million or 98.4% of the gross unrealized losses in the remaining fixed income securities were rated investment grade. Unrealized losses on investment grade securities are principally related to rising interest rates or changes in credit spreads since the securities were acquired. All securities in an unrealized loss position at December 31, 2006 were included in our portfolio monitoring process for determining which declines in value were not other-than-temporary.

        The following table shows the composition by credit quality of the fixed income securities with gross unrealized losses at December 31, 2006.

(in millions)
NAIC Rating	Moody's Equivalent	Unrealized Loss	Percent to Total	Fair Value	Percent to Total
1	Aaa/Aa/A	$(422)	67.3%	$24,198	74.2%
2	Baa	(171)	27.3	7,204	22.1
3	Ba	(24)	3.8	826	2.5
4	B	(7)	1.1	253	0.8
5	Caa or lower	(3)	0.5	93	0.3
6	In or near default	—	—	25	0.1

	Total	$(627)	100.0%	$32,599	100.0%

        The table above includes 37 securities that have not yet received an NAIC rating, for which we have assigned a comparable internal rating, with a fair value totaling $373 million and an unrealized loss of $8 million. Due to lags between the funding of an investment, execution of final legal documents, filing with the Securities Valuation Office ("SVO") of the NAIC, and rating by the SVO, we will always have a small number of securities that have a pending rating.

        At December 31, 2006, $593 million, or 94.6%, of the gross unrealized losses were related to investment grade fixed income securities. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

        As of December 31, 2006, $34 million of the gross unrealized losses were related to below investment grade fixed income securities. Of this amount, there were no significant unrealized loss positions (greater than or equal to 20% of amortized cost) for six or more consecutive months prior to December 31, 2006. Included among the securities rated below investment grade are both public and privately placed high-yield bonds and securities that were investment grade when originally acquired. We mitigate the credit risk of investing in below investment grade fixed income securities by limiting the percentage of our fixed income portfolio invested in such securities, through diversification of the portfolio, and active credit monitoring and portfolio management.

        The scheduled maturity dates for fixed income securities in an unrealized loss position at December 31, 2006 are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

(in millions)	Unrealized Loss	Percent to Total	Fair Value	Percent to Total
Due in one year or less	$(5)	0.8%	$673	2.1%
Due after one year through five years	(96)	15.3	5,979	18.3
Due after five years through ten years	(200)	31.9	8,330	25.6
Due after ten years	(208)	33.2	9,358	28.7
Mortgage- and asset- backed securities(1)	(118)	18.8	8,259	25.3

Total	$(627)	100.0%	$32,599	100.0%

(1)
Because of the potential for prepayment, mortgage- and asset-backed securities are not categorized based on their contractual maturities.

        The equity portfolio is comprised of securities in the following sectors.

		Gross unrealized
(in millions) At December 31, 2006				Fair Value
	Cost	Gains	Losses
Consumer goods (cyclical and non-cyclical)	$1,003	$290	$(7)	$1,286
Technology	413	169	(4)	578
Financial services	625	263	(1)	887
Real estate	241	251	—	492
Capital goods	358	143	(2)	499
Banking	298	78	—	376
Communications	295	111	(2)	404
Energy	301	198	(3)	496
Basic industry	153	76	(1)	228
Utilities	128	54	—	182
Transportation	75	21	—	96
Other(1)	2,136	117	—	2,253

Total equities	$6,026	$1,771	$(20)	$7,777

(1)
Other consists primarily of limited partnership investments and index-based securities.

        At December 31, 2006, the consumer goods, technology and energy sectors had the highest concentration of gross unrealized losses in our equity portfolio, which were company and sector specific. We expect eventual recovery of these securities and the related sectors. All securities in an unrealized loss position at December 31, 2006 were included in our portfolio monitoring process for determining which declines in value were not other-than-temporary.

        Portfolio Monitoring    We have a comprehensive portfolio monitoring process to identify and evaluate, on a case-by-case basis, fixed income and equity securities whose carrying value may be other-than-temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost for fixed income securities or cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. As a result of approved programs involving the disposition of investments such as changes in duration and revisions to strategic asset allocations and liquidity actions, and certain dispositions anticipated by portfolio managers, we also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery. All securities in an unrealized loss position at December 31, 2006 were included in our portfolio monitoring process for determining which declines in value were not other-than-temporary.

        The following table summarizes fixed income and equity securities in a gross unrealized loss position according to significance, aging and investment grade classification.

	December 31, 2006				December 31, 2005
	Fixed Income				Fixed Income
(in millions except number of issues)	Investment Grade	Below Investment Grade	Equity	Total	Investment Grade	Below Investment Grade	Equity	Total
Category (i): Unrealized loss less than 20% of cost(1)
Number of Issues	4,883	184	180	5,247	4,267	270	192	4,729
Fair Value	$31,402	$1,193	$179	$32,774	$30,703	$1,293	$311	$32,307
Unrealized	$(593)	$(33)	$(14)	$(640)	$(540)	$(52)	$(17)	$(609)
Category (ii): Unrealized loss greater than or equal to 20% of cost for a period of less than 6 consecutive months(1)
Number of Issues	1	2	27	30	6	4	35	45
Fair Value	$—	$4	$9	$13	$40	$7	$10	$57
Unrealized	$—	$(1)	$(4)	$(5)	$(11)	$(2)	$(4)	$(17)
Category (iii): Unrealized loss greater than or equal to 20% of cost for a period of 6 or more consecutive months, but less than 12 consecutive months(1)
Number of Issues	—	—	17	17	—	1	15	16
Fair Value	$—	$—	$2	$2	$—	$6	$2	$8
Unrealized	$—	$—	$(1)	$(1)	$—	$(2)	$(1)	$(3)
Category (iv): Unrealized loss greater than or equal to 20% of cost for twelve or more consecutive months(1)
Number of Issues	—	—	4	4	—	2	—	2
Fair Value	$—	$—	$1	$1	$—	$8	$—	$8
Unrealized	$—	$—	$(1)	$(1)	$—	$(7)	$—	$(7)

Total Number of Issues	4,884	186	228	5,298	4,273	277	242	4,792

Total Fair Value	$31,402	$1,197	$191	$32,790	$30,743	$1,314	$323	$32,380

Total Unrealized Losses	$(593)	$(34)	$(20)	$(647)	$(551)	$(63)	$(22)	$(636)

(1)
For fixed income securities, cost represents amortized cost.

        The largest individual unrealized loss was $4 million for category (i) and $1 million for category (ii) as of December 31, 2006.

        Categories (i) and (ii) have generally been adversely affected by overall economic conditions including interest rate increases and the market's evaluation of certain sectors. The degree to which and/or length of time that the securities have been in an unrealized loss position does not suggest that these securities pose a high risk of being other-than-temporarily impaired. Categories (iii) and (iv) have primarily been adversely affected by industry and issue specific conditions. All of the securities in these categories are monitored for impairment. We expect that the fair values of these securities will recover over time.

        Whenever our initial analysis indicates that a fixed income security's unrealized loss of 20% or more for at least 36 months or any equity security's unrealized loss of 20% or more for at least 12 months is temporary, additional evaluations and management approvals are required to substantiate that a write-down is not appropriate. As of December 31, 2006, no securities met these criteria.

        The following table contains the individual securities with the largest unrealized losses as of December 31, 2006. No other fixed income or equity security had an unrealized loss greater than $2 million or 0.3% of the total unrealized loss on fixed income and equity securities.

(in millions)	Unrealized Loss	Fair Value	NAIC Rating	Unrealized Loss Category
Food Processing Company(1)	$(4)	$16	N/A	(i)
Financial Institution	(3)	47	1	(i)
Food Processing Company	(3)	32	2	(i)
Gaming/Lodging Company	(3)	31	3	(i)
Auto Supplier	(3)	17	3	(i)
Government Securities	(3)	141	1	(i)
Energy service provider	(3)	33	1	(i)

Total	$(22)	$317

(1)
This loss was related to an equity security that does not receive a credit quality related rating from the NAIC.

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

        The following table summarizes problem, restructured and potential problem fixed income securities at December 31.

	2006			2005
(in millions)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$65	$84	0.1%	$172	$188	0.2%
Restructured	33	33	—	33	34	—
Potential problem	139	149	0.2	178	191	0.2

Total net carrying value	$237	$266	0.3%	$383	$413	0.4%

Cumulative write-downs recognized(1)	$298			$304

(1)
Cumulative write-downs recognized only reflects write-downs related to securities within the problem, potential problem and restructured categories.

        We have experienced a decrease in the amortized cost of fixed income securities categorized as problem and potential problem as of December 31, 2006 compared to December 31, 2005. The decrease was primarily due to dispositions and the removal of securities upon improving conditions.

        We evaluated each of these securities through our portfolio monitoring process at December 31, 2006 and recorded write-downs when appropriate. We further concluded that any remaining unrealized losses on these securities were temporary in nature and that we have the intent and ability to hold the securities until recovery. While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

        Net Realized Capital Gains and Losses    The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

(in millions)	2006	2005	2004
Investment write-downs	$(47)	$(55)	$(129)
Dispositions	379	619	828
Valuation of derivative instruments	26	(95)	(46)
Settlement of derivative instruments	(72)	80	(62)

Realized capital gains and losses, pretax	286	549	591
Income tax expense	(100)	(189)	(199)

Realized capital gains and losses, after-tax	$186	$360	$392

        Dispositions in the above table include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. We may sell impaired fixed income, cost or equity securities that were in an unrealized loss position at the previous reporting date in situations where new factors such as negative developments, subsequent credit deterioration, changing liquidity needs, and newly identified market opportunities cause a change in our previous intent to hold a security to recovery or maturity. The loss for the year ended December 31, 2006 on the settlement of derivative instruments was primarily driven by $111 million of realized losses from commodity-based excess return swaps and futures contracts. For portfolio diversification, we enter into commodity-based investments through the use of excess return swaps and futures contracts whose returns are tied to a commodity-based index which declined in value.

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

        Dispositions included net realized gains on sales and other transactions such as calls and prepayments of $491 million and losses recorded in connection with anticipated dispositions of $112 million. The net realized gains on sales and other transactions were comprised of gross gains of $958 million and gross losses of $467 million. The $467 million in gross losses primarily consisted of $317 million from sales of fixed income securities and $143 million from sales of equity securities.

        During our comprehensive portfolio reviews, we ascertain whether there are any approved programs involving the disposition of investments such as changes in duration, revision to strategic asset allocation and liquidity actions; and any dispositions anticipated by the portfolio managers resulting from their on-going comprehensive reviews of the portfolios. Upon approval of such programs, we identify a population of suitable investments, typically larger than needed to execute the disposition, from which specific securities are selected to sell. Due to our change in intent to hold until recovery, we recognize impairments, which are included in losses from dispositions, on any of these securities in an unrealized loss position. When the objectives of the programs are accomplished, any remaining securities are redesignated as intent to hold until recovery.

        For the year ended December 31, 2006, we recognized $112 million of losses related to a change in our intent to hold certain securities with unrealized losses until they recover in value. The change in our intent was driven by certain approved programs, including funding for the disposition through reinsurance of substantially all of Allstate Financial's variable annuity business, yield enhancement strategies for Allstate Financial, a liquidity strategy review for Corporate and Other segment, and changes to strategic asset allocations for Allstate Protection. These programs were completed during 2006. Additionally, ongoing comprehensive reviews of both the Allstate Protection and Allstate Financial portfolios resulted in the identification of anticipated dispositions by the portfolio managers. At December 31, 2006, the fair value of securities for which we did not have the intent to hold until recovery totaled $375 million.

        At December 31, 2005, the fair value of the securities for which we did not have the intent to hold until recovery totaled $14.37 billion. Approved programs involving the disposition of securities included liquidity needs to pay catastrophe claims, revisions to strategic asset allocations for Allstate Protection, and dispositions anticipated by the portfolio managers resulting from their on-going comprehensive reviews of the portfolios on which we recognized $208 million of losses during 2005. These objectives were accomplished during 2006.

        The ten largest losses from sales of individual securities for the year ended December 31, 2006 totaled $26 million with the largest loss being $4 million and the smallest loss being $2 million. One of the securities comprising the $26 million was in an unrealized loss position greater than or equal to 20% of amortized cost for fixed income securities or cost for equity securities for a period of less than six consecutive months.

        Our largest aggregate loss on dispositions and writedowns are shown in the following table by issuer and its affiliates. No other issuer together with its affiliates had an aggregated loss on dispositions and writedowns greater than 0.6% of the total gross loss on dispositions and writedowns on fixed income and equity securities.

(in millions)	Fair Value at Disposition ("Proceeds")	Loss on Dispositions(1)	Write- downs	December 31, 2006 Holdings(2)	Net Unrealized Gain (Loss)
Limited Partnership Investment Fund	$—	$—	$(6)	$32	$—
Household Product Retailer	43	(4)	—	30	—
Aircraft Securitized Trust	—	—	(4)	2	—
Automobile Manufacturer	71	(4)	—	56	(1)
Gaming/Lodging Company	49	(4)	—	64	(2)
Pharmaceutical Company	17	(4)	—	83	5
Healthcare Provider	37	(4)	—	44	(2)

Total	$217	$(20)	$(10)	$311	$—

(1)
Dispositions include losses recognized in anticipation of dispositions.

(2)
Holdings include fixed income securities at amortized cost or equity securities at cost.

        The circumstances of the above losses are considered to be company specific and are not expected to have an effect on other holdings in our portfolios.

        Mortgage Loans    Our mortgage loan portfolio which is primarily held in the Allstate Financial portfolio was $9.47 billion at December 31, 2006 and $8.75 billion at December 31, 2005, and comprised primarily of loans secured by first mortgages on developed commercial real estate. Geographical and property type diversification are key considerations used to manage our mortgage loan risk.

        We closely monitor our commercial mortgage loan portfolio on a loan-by-loan basis. Loans with an estimated collateral value less than the loan balance, as well as loans with other characteristics indicative of higher than normal credit risk, are reviewed by financial and investment management at least quarterly for purposes of establishing valuation allowances and placing loans on non-accrual status. The underlying collateral values are based upon either discounted property cash flow projections or a commonly used valuation method that utilizes a one-year projection of expected annual income divided by an expected rate of return. We had no net realized capital losses related to write-downs on mortgage loans for the years ended December 31, 2006 and 2005 and had $1 million for the year ended December 31, 2004.

        Short-Term Investments    Our short-term investment portfolio was $2.43 billion and $3.47 billion at December 31, 2006 and 2005, respectively. We invest available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of less than one year.

        As one of our business activities, we conduct securities lending, primarily as an investment yield enhancement, with third parties such as brokerage firms. We obtain collateral in an amount generally equal to 102% and 105% of the fair value of domestic and foreign securities, respectively, and monitor the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. The cash we receive is invested in short-term and fixed income investments, and an offsetting liability is recorded in other liabilities and accrued expense. At December 31, 2006, the amount of securities lending collateral reinvested in short-term investments had a carrying value of $987 million. This compares to $650 million at December 31, 2005.

MARKET RISK

        Market risk is the risk that we will incur losses due to adverse changes in equity, interest, commodity, or currency exchange rates and prices. Our primary market risk exposures are to changes in interest rates and equity prices, although we also have a smaller exposure to changes in foreign currency exchange rates and commodity prices.

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

        Investment policies define the overall framework for managing market and other investment risks, including accountability and control over risk management activities. Subsidiaries that conduct investment activities follow policies that have been approved by their respective boards of directors. These investment policies specify the investment limits and strategies that are appropriate given the liquidity, surplus, product profile and regulatory requirements of the subsidiary. Executive oversight and investment activities are conducted primarily through subsidiaries' boards of directors and investment committees. For Allstate Financial, its asset-liability management ("ALM") policies further define the overall framework for managing market and investment risks. ALM focuses on strategies to enhance yields, mitigate market risks and optimize capital to improve profitability and returns for Allstate Financial. Allstate Financial ALM activities follow asset-liability policies that have been approved by their respective boards of directors. These ALM policies specify limits, ranges and/or targets for investments that best meet Allstate Financial's business objectives in light of its product liabilities.

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

        Interest rate risk is the risk that we will incur a loss due to adverse changes in interest rates. This risk arises from many of our primary activities, as we invest substantial funds in interest rate-sensitive assets and issue interest rate-sensitive liabilities.

        We manage the interest rate risk in our assets relative to the interest rate risk in our liabilities. One of the measures used to quantify this exposure is duration. Duration measures the price sensitivity of the assets and liabilities to changes in interest rates. For example, if interest rates increase 100 basis points, the fair value of an asset exhibiting a duration of 5 is expected to decrease in value by approximately 5%. At December 31, 2006, the difference between our asset and liability duration was approximately 0.23, compared to a 0.50 gap at December 31, 2005. A positive duration gap indicates that the fair value of our assets is more sensitive to interest rate movements than the fair value of our liabilities.

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

        For the Allstate Financial business, we seek to invest premiums, contract charges and deposits to generate future cash flows that will fund future claims, benefits and expenses, and that will earn stable margins across a wide variety of interest rate and economic scenarios. In order to achieve this objective and limit interest rate risk for Allstate Financial, we adhere to a philosophy of managing the duration of assets and related liabilities. This philosophy may include using interest rate swaps, futures, forwards, caps, floors and swaptions to reduce the interest rate risk resulting from mismatches between existing assets and liabilities, and financial futures and other derivative instruments to hedge the interest rate risk of anticipated purchases and sales of investments and product sales to customers.

        We pledge and receive collateral on certain types of derivative contracts. For futures and option contracts traded on exchanges, we have pledged securities as margin deposits totaling $61 million as of December 31, 2006. For over-the-counter derivative transactions including interest rate swaps, foreign currency swaps, interest rate caps, interest rate floor agreements, and credit default swaps, master netting agreements are used. These agreements allow us to net payments due for transactions covered by the agreements, and when applicable, we are required to post collateral. As of December 31, 2006, we held $361 million of cash pledged by counterparties as collateral for over-the-counter instruments and pledged $10 million in securities as collateral to counterparties.

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

        Based upon the information and assumptions we use in this duration calculation, and interest rates in effect at December 31, 2006, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of the assets and liabilities by approximately $1.76 billion, compared to $1.45 billion at December 31, 2005. Reflected in the duration calculation are the effects of a program that uses short futures to manage the Property-Liability interest rate risk exposures relative to duration targets. Based on contracts in place at December 31, 2006, we would recognize realized capital gains totaling $40 million in the event of a 100 basis point immediate, parallel interest rate increase and $40 million in realized capital losses in the event of a 100 basis point immediate, parallel interest rate decrease. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. There are $7.08 billion of assets supporting life insurance products such as traditional and interest-sensitive life that are not financial instruments. These assets and the associated liabilities have not been included in the above estimate. The $7.08 billion of assets excluded from the calculation has increased from the $7.04 billion reported at December 31, 2005 due to an increase in the in-force account value of interest-sensitive life products. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting life insurance products would decrease in value by $457 million, compared to a decrease of $456 million at December 31, 2005.

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

        Equity price risk is the risk that we will incur losses due to adverse changes in the general levels of the equity markets. At December 31, 2006, we held approximately $5.87 billion in common stocks and $2.99 billion in other securities with equity risk (including primarily convertible securities, limited partnership funds, non-redeemable preferred securities and equity-linked notes), compared to approximately $4.97 billion in common stocks and $2.30 billion in other equity investments at December 31, 2005. Approximately 100.0% and 53.5% of these totals, respectively, represented assets of the Property-Liability operations at December 31, 2006, compared to approximately 100.0% and 58.4%, respectively, at December 31, 2005. Additionally, we had $750 million in short Standard & Poor's 500 Composite Price Index ("S&P 500") futures at December 31, 2006 with a fair value of $3 million.

        At December 31, 2006, our portfolio of common stocks and other securities with equity risk had a beta of approximately 1.02, compared to a beta of approximately 0.96 at December 31, 2005. Beta represents a widely used methodology to describe, quantitatively, an investment's market risk characteristics relative to an index such as the S&P 500. Based on the beta analysis, we estimate that if the S&P 500 decreases by 10%, the fair value of our equity investments will decrease by approximately 10.2%. Likewise, we estimate that if the S&P 500 increases by 10%, the fair value of our equity investments will increase by approximately 10.2%. Based upon the information and assumptions we used to calculate beta at December 31, 2006, we estimate that an immediate decrease in the S&P 500 of 10% would decrease the net fair value of our equity investments identified above by approximately $824 million, compared to $695 million at December 31, 2005. Reflected in the equity calculation are the effects of a program that uses short futures to manage Property-Liability equity risk exposures relative to equity targets. Based on contracts in place at December 31, 2006, we would recognize realized capital gains totaling $75 million in the event of a 10% immediate decrease in the S&P 500 and capital losses totaling $75 million in the event of a 10% immediate increase in the S&P 500. The selection of a 10% immediate decrease in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

        The beta of our common stocks and other securities with equity risk was determined by comparing the monthly total returns of these investments to monthly total returns of the S&P 500 over a three-year historical period. Since beta is historically based, projecting future price volatility using this method involves an inherent assumption that historical volatility and correlation relationships between stocks and the composition of our portfolio will not change in the future. Therefore, the illustrations noted above may not reflect our actual experience if future volatility and correlation relationships differ from the historical relationships.

        At December 31, 2006 and 2005, we had separate accounts assets related to variable annuity and variable life contracts with account values totaling $16.17 billion and $15.24 billion, respectively. Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products. In 2006, we disposed of substantially all of the variable annuity business through a reinsurance agreement with Prudential as described in Note 3 of the consolidated financial statements, and therefore mitigated this aspect of our risk. Equity risk for our variable life business relates to contract charges and policyholder benefits. Total variable life contract charges for 2006 and 2005 were $86 million and $79 million, respectively. Separate account liabilities related to variable life contracts were $826 million and $721 million in December 31, 2006 and 2005, respectively.

        At December 31, 2006 and 2005 we had approximately $3.47 billion and $2.72 billion, respectively, in equity-indexed annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500. We hedge the risk associated with these liabilities through the purchase and sale of equity-indexed options and futures, interest rate swaps, and eurodollar futures, maintaining risk within specified value-at-risk limits.

        Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk primarily arises from our foreign equity investments, including real estate funds and our Canadian operations. We also have funding agreement programs and a small amount of fixed income securities that are denominated in foreign currencies, but we use derivatives to effectively hedge the foreign currency risk of these funding agreements and securities. At December 31, 2006 and 2005, we had approximately $1.02 billion and $1.17 billion, respectively, in funding agreements denominated in foreign currencies.

        At December 31, 2006, we had approximately $637 million in foreign currency denominated equity securities and an additional $559 million net investment in our foreign subsidiaries. These amounts were $538 million and $601 million, respectively, at December 31, 2005. The foreign currency exposure is almost entirely in the Property-Liability business.

        Based upon the information and assumptions we used at December 31, 2006, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates that we are exposed to would decrease the value of our foreign currency denominated instruments by approximately $120 million, compared with an estimated $114 million decrease at December 31, 2005. The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. Our currency exposure is diversified across 21 currencies, compared to 23 currencies at December 31, 2005. Our largest individual currency exchange exposures at December 31, 2006 were to the Canadian dollar (44.8%) and the Euro (20.9%). The largest individual currency exchange exposures at December 31, 2005 were to the Canadian dollar (50.7%) and the Euro (17.5%). Our primary regional exposure is to Western Europe, approximately 33.4% at December 31, 2006, compared to 29.5% at December 31, 2005.

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

        Commodity price risk is the risk that we will incur economic losses due to adverse changes in the prices of commodities. This risk arises from our commodity linked investments, such as the Goldman Sachs Commodity Index—a broad based, oil dominated index. At December 31, 2006 and 2005, we had approximately $572 million and $221 million exposure to the index, respectively. This exposure is almost entirely within Property-Liability.

        Based upon the information and assumptions available at December 31, 2006, we estimate that a 10% immediate unfavorable change to the commodity index would decrease the value of our commodity investments by $57 million, compared with an estimated $21 million decrease at December 31, 2005. The selection of a 10% immediate decrease in commodity prices should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

PENSION PLANS

        We have defined benefit pension plans, which cover most full-time and certain part-time employees and employee-agents. In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 158. For further information on SFAS No. 158, see Note 2 of the consolidated financial statements. See Note 16 of the consolidated financial statements for a complete discussion of these plans and their effect on the consolidated financial statements.

        Also during 2006, the federal government enacted the Pension Protection Act of 2006 (the "Act") which changes the manner in which pension funding is determined. The new rules are effective for funding beginning in 2008. We are currently reviewing the implications of the Act, but do not expect it to have a material impact on funding.

        Our obligations have not changed as a result of these developments. The pension and other postretirement plans may be amended or terminated at any time. Any revisions could result in significant changes to our obligations and our obligation to fund the plans.

        As provided for in SFAS No. 87 "Employers' Accounting for Pensions," the market-related value component of expected returns recognizes plan equity losses and gains over a five-year period, which we believe is consistent with the long-term nature of pension obligations. As a result, the effect of changes in fair value on our net periodic pension cost may be experienced in periods subsequent to those in which the fluctuations actually occur.

        Net periodic pension cost in 2007 is estimated to be $262 million based on current assumptions. Net periodic pension cost increased in 2006 and 2005 principally due to decreases in the weighted average discount rate assumption which is based on long-term interest rates, the impact of unfavorable investment returns from prior periods on the market-related value of assets, and the amortization of actuarial losses. In each of the years 2006, 2005 and 2004, net pension cost included non-cash settlement charges primarily resulting from lump sum distributions made to agents and in 2006 due to higher lump sum payments made to Allstate employees. Settlement charges are expected to continue in the future as we settle our remaining agent pension obligations by making lump sum distributions to agents.

        Amounts recorded for pension cost and accumulated other comprehensive income are significantly affected by fluctuations in the returns on plan assets and the amortization of unrecognized actuarial gains and losses. Plan assets sustained net losses in prior periods primarily due to declines in equity markets. These asset losses, combined with all other unrecognized actuarial gains and losses, resulted in amortization of net actuarial loss (and additional net periodic pension cost) of $143 million in 2006 and $135 million in 2005. We anticipate that the unrealized loss for our pension plans will exceed 10% of the greater of the projected benefit obligations or the market-related value of assets during the foreseeable future, resulting in additional amortization and net periodic pension cost. In conjunction with the recognition of the net actuarial loss in accumulated other comprehensive income, upon adoption of SFAS No. 158, we recorded a deferred tax asset of $574 million. The deferred tax asset will be amortized in conjunction with the net actuarial losses over the remaining service period of active employees expected to receive benefits. Although realization is not assured, we believe it is more likely than not that the deferred tax assets will be realized based on the assumption that certain levels of income will be achieved. See Note 14 of the consolidated financial statements for further information on deferred tax assets.

        Amounts recorded for net periodic pension cost and accumulated other comprehensive income are also significantly affected by changes in the assumptions used to determine the weighted average discount rate and the expected long-term rate of return on plan assets. The weighted average discount rate is based on rates at which expected pension benefits attributable to past employee service could effectively be settled on a present value basis at the measurement date. We develop the assumed weighted average discount rate by utilizing the weighted average yield of a theoretical dedicated portfolio derived from bonds available in the Lehman corporate bond universe having ratings of at least "AA" by Standard & Poor's or at least "Aa" by Moody's on the measurement date with cash flows that match expected plan benefit requirements. Significant changes in discount rates, such as those caused by changes in the yield curve, the mix of bonds available in the market, the duration of selected bonds and expected benefit payments, may result in volatility in pension cost and accumulated other comprehensive income.

        Holding other assumptions constant, a hypothetical decrease of 100 basis points in the weighted average discount rate would result in an increase of $55 million in net periodic pension cost and a $423 million increase in the underfunded liability of our pension plans recorded as accumulated other comprehensive income after-tax as of October 31, 2006, our most recent measurement date, versus an increase of $58 million in net periodic pension cost and a $1.08 billion increase in the minimum pension liability after-tax as of October 31, 2005. A hypothetical increase of 100 basis points in the weighted average discount rate would decrease net periodic pension cost by $48 million and would decrease the underfunded liability of our pension plans recorded as accumulated other comprehensive income after-tax by $353 million as of October 31, 2006, versus a decrease in net periodic pension cost of $45 million and a $6 million decrease in the minimum pension liability after-tax as of October 31, 2005. This non-symmetrical range results from the non-linear relationship between discount rates and pension obligations, and changes in the amortization of unrealized net actuarial gains and losses.

        The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. While this rate reflects long-term assumptions and is consistent with long-term historical returns, sustained changes in the market or changes in the mix of plan assets may lead to revisions in the assumed long-term rate of return on plan assets that may result in variability of pension cost. Differences between the actual return on plan assets and the expected long-term rate of return on plan assets are a component of unrecognized gains or losses, which may be amortized as a component of net actuarial gains and losses and recorded in accumulated other comprehensive income. As a result, the effect of changes in fair value on our pension cost may be experienced in results of operation in periods subsequent to those in which the fluctuations actually occur.

        Holding other assumptions constant, a hypothetical decrease of 100 basis points in the expected long-term rate of return on plan assets would result in an increase of $42 million in pension cost at October 31, 2006, compared to an increase in pension cost of $38 million at October 31, 2005. A hypothetical increase of 100 basis points in the expected long-term rate of return on plan assets would result in a decrease in net periodic pension cost of $42 million at October 31, 2006, compared to a decrease in pension cost of $38 million at October 31, 2005.

CAPITAL RESOURCES AND LIQUIDITY

        Capital Resources consist of shareholders' equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes. The following table summarizes our capital resources at December 31.

(in millions)	2006	2005	2004
Common stock, retained earnings and other shareholders' equity items	$20,855	$18,104	$19,208
Accumulated other comprehensive income	991	2,082	2,615

Total shareholders' equity	21,846	20,186	21,823
Debt	4,662	5,300	5,334

Total capital resources	$26,508	$25,486	$27,157

Ratio of debt to shareholders' equity	21.3%	26.3%	24.4%
Ratio of debt to capital resources	17.6%	20.8%	19.6%

        Shareholders' equity increased in 2006, due to net income which was partly offset by share repurchases, dividends paid to shareholders, decreases in unrealized net capital gains on investments, and the recognition of the net funded status of pension and other post retirement benefit obligations recognized with the adoption of SFAS No. 158. Shareholders' equity declined in 2005 when compared to 2004, due to net income being offset by share repurchases, decreases in unrealized net capital gains on investments and dividends paid to shareholders.

        SFAS No. 158 requires that all previously unrecognized actuarial gains and losses and prior service cost be recognized as a component of accumulated other comprehensive income, net of tax. The net funded status of pension and other post retirement benefit obligations as of December 31, 2006 decreased shareholders' equity by $1.11 billion, and increased the ratio of debt to shareholders' equity and the ratio of debt to capital resources by 1.0 points and 0.7 points, respectively. As shown in the table below, our financial ratings were not impacted by this adoption. For further information on SFAS No. 158, see Notes 2 and 16 of the consolidated financial statements and the Pension Plans section of the MD&A.

        Share repurchases      We completed our $4.00 billion share repurchase program that commenced in January 2005 during November 2006, and commenced a $3.00 billion share repurchase program that is expected to be completed by March 31, 2008. As of December 31, 2006, this program had $2.79 billion remaining.

        Since 1995, we have acquired 368 million shares of our common stock at a cost of $14.16 billion, primarily as part of various stock repurchase programs. We have reissued 91 million shares since 1995, primarily associated with our equity incentive plans, the 1999 acquisition of American Heritage Life Investment Corporation ("AHL") and the 2001 redemption of certain mandatorily redeemable preferred securities.

        The impact of our repurchase programs on total shares outstanding since 1995 has been a net reduction of 274 million shares or 30.6%.

        Debt decreased in 2006, primarily due to net decreases in long-term debt and short-term debt consisting of commercial paper borrowings. Long-term debt decreased due to the December 1, 2006 repayment of $550 million of 5.375% Senior Notes in accordance with their scheduled maturity. We also elected to redeem our $200 million of 7.83% junior subordinated debentures due in 2045, thereby triggering the redemption of 200,000 shares of the 7.83% mandatorily redeemable preferred securities of subsidiary trust ("trust preferred securities") originally issued by Allstate Financing II, an unconsolidated variable interest entity ("VIE"). The debentures and trust preferred securities were redeemed at a price of 103.915% plus accrued and unpaid interest. In 2006, we also purchased a headquarters office building previously owned by a consolidated synthetic lease VIE for $78 million, further reducing long-term debt.

        These redemptions were made from available sources of liquidity including the issuance in March 2006 of $650 million of 5.95% Senior Notes due 2036, utilizing the registration statement filed with the Securities and Exchange Commission ("SEC") in August 2003.

        Debt decreased in 2005, primarily due to decreases in long-term debt partially offset by increased commercial paper borrowings. In May 2005, we issued $800 million of 5.55% Senior Notes due 2035, utilizing the registration statement filed with the SEC in August 2003. The proceeds of this issuance were used for general corporate purposes including to fund the repayment of a portion of the $900 million of 7 7/8% Senior Notes due 2005, which were repaid at their scheduled maturity, May 1, 2005. In July 2005, we liquidated our consolidated investment management VIE. As a result of the liquidation, long-term debt decreased by $279 million.

        At December 31, 2006, there were no outstanding commercial paper borrowings.

        Financial Ratings and Strength    The following table summarizes our debt, commercial paper and insurance financial strength ratings at December 31, 2006.

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

        Allstate's domestic property-liability and life insurance subsidiaries prepare their statutory basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings. As of December 31, 2006, AIC's statutory surplus is approximately $19.1 billion compared to $14.8 billion at December 31, 2005.

        The ratio of net premiums written to statutory surplus is a common measure of operating leverage used in the property-casualty insurance industry and serves as an indicator of a company's premium growth capacity. Ratios in excess of 3 to 1 are typically considered outside the usual range by insurance regulators and rating agencies. AIC's premium to surplus ratio was 1.4x on December 31, 2006 compared to 1.8x in the prior year.

        We have distinct groups of subsidiaries licensed to sell property and casualty insurance in New Jersey and Florida that maintain separate group ratings. The ratings of these groups are influenced by the risks that relate specifically to each group. Many mortgage companies require property owners to have insurance from an insurance carrier with a secure financial strength rating from an accredited rating agency. Allstate New Jersey Insurance Company and Encompass Insurance Company of New Jersey, which write auto and homeowners insurance, are rated A- by A.M. Best. Allstate New Jersey Insurance Company also has a Demotech rating of A". Allstate Floridian, which writes primarily property insurance, has an A.M. Best rating of B+ with a negative outlook. AFIC and its subsidiary, Allstate Floridian Indemnity Company, also have Demotech financial stability ratings of A'. Encompass Floridian Insurance Company and Encompass Floridian Indemnity Company, both subsidiaries of AFIC, have Demotech financial stability ratings of A.

        State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC for property-liability companies takes into account asset and credit risks but places more emphasis on underwriting factors for reserving and pricing. The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks. At December 31, 2006, the RBC for each of our domestic insurance companies was above levels that would require regulatory actions.

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

        Liquidity Sources and Uses    Our potential sources of funds principally include activities shown in the following table.

	Property- Liability	Allstate Financial	Corporate and Other
Receipt of insurance premiums	X	X
Allstate Financial contractholder fund deposits		X
Reinsurance recoveries	X	X
Receipts of principal, interest and dividends on investments	X	X	X
Sales of investments	X	X	X
Funds from investment repurchase agreements, securities lending, dollar roll, commercial paper and lines of credit agreements	X	X	X
Inter-company loans	X	X	X
Capital contributions from parent	X	X
Dividends from subsidiaries	X		X
Tax refunds/settlements			X
Funds from periodic issuance of additional securities			X
Funds from the settlement of our benefit plans			X

        Our potential uses of funds principally include activities shown in the following table.

	Property- Liability	Allstate Financial	Corporate and Other
Payment of claims and related expenses	X
Payment of contract benefits, maturities, surrenders and withdrawals		X
Reinsurance cessions and payments	X	X
Operating costs and expenses	X	X	X
Purchase of investments	X	X	X
Repayment of investment repurchase agreements, securities lending, dollar roll, commercial paper and lines of credit agreements	X	X	X
Payment or repayment of inter-company loans	X	X	X
Capital contributions to subsidiaries	X		X
Dividends to shareholders/parent company	X	X	X
Tax payments/settlements	X	X
Share repurchases			X
Debt service expenses and repayment	X		X
Settlement payments of employee and agent benefit plans	X		X

        The following table summarizes consolidated cash flow activities by business segment.

	Property-Liability			Allstate Financial			Corporate and Other			Consolidated
(in millions)	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
Net cash provided by (used in):
Operating activities	$2,454	$2,872	$4,092	$2,589	$2,502	$1,916	$12	$231	$(540)	$5,055	$5,605	$5,468
Investing activities	(1,257)	421	(1,903)	(2,074)	(4,854)	(8,039)	1,412	(718)	(781)	(1,919)	(5,151)	(10,723)
Financing activities	(344)	370	49	(152)	2,498	6,506	(2,510)	(3,423)	(1,252)	(3,006)	(555)	5,303

Net increase (decrease) in consolidated cash										$130	$(101)	$48

        Property-Liability      Lower cash provided by operating activities for Property-Liability in 2006, compared to 2005, was primarily due to higher claim payments related to the prior year hurricanes, partially offset by increased premiums. Lower operating cash flows of the Property-Liability business in 2005, compared to 2004, were primarily due to increased claim payments, partially offset by increased premiums and collections of reinsurance and other recoverables related to catastrophes. Claim payments increased as a result of Hurricanes Katrina, Rita and Wilma in 2005.

        Cash flows used in investing activities increased in 2006 compared to 2005, primarily due to higher investment purchases, partially offset by proceeds from sales of securities. Cash provided by investing activities increased in 2005 primarily as a result of increased proceeds from sales of securities, partially offset by lower operating cash flows and higher dividends paid by AIC to its parent.

        Cash flows used in financing activities increased in 2006 compared to 2005, primarily due to the repayment of short-term debt. Cash provided by financing activities in 2005 was the result of borrowing under our commercial paper program.

        Cash flows were impacted by dividends paid by AIC to its parent, The Allstate Corporation, totaling $1.01 billion, $3.86 billion and $2.49 billion in 2006, 2005 and 2004, respectively. During 2007, AIC will be able to pay a total of $4.92 billion in dividends. For a description of limitations on the payment of these dividends, see Note 15 of the consolidated financial statements.

        Allstate Financial      Higher operating cash flows for Allstate Financial in 2006, compared to 2005, primarily related to higher investment income. Higher operating cash flows for Allstate Financial in 2005, compared to 2004, primarily related to higher investment income, partially offset by lower life and annuity premiums.

        Cash flows used in investing activities decreased in 2006 primarily due to decreased net cash provided by financing activities, partially offset by the investment of higher operating cash flows. Cash flows used in investing activities in 2006 also include the settlements related to the disposition through reinsurance of substantially all our variable annuity business. Cash flows used in investing activities decreased in 2005 due to lower cash provided by financing in 2005, compared to 2004, increased proceeds from sales of securities and higher investment collections, partially offset by the investment of higher operating cash flows.

        Cash used in financing activities increased in 2006 as a result of lower contractholder fund deposits and higher surrenders and partial withdrawals. Lower cash flows provided by financing activities in 2005, compared to 2004, were primarily due to higher surrenders of market value adjusted annuities, lower deposits on fixed annuities and institutional products, and increased maturities of institutional products. For quantification of the changes in contractholder funds, see the Allstate Financial Segment section of the MD&A.

        A portion of the Allstate Financial product portfolio, primarily fixed annuity and interest-sensitive life insurance products, is subject to surrender and withdrawal at the discretion of contractholders. The following table summarizes Allstate Financial's liabilities for these products by their contractual withdrawal provisions at December 31, 2006.

(in millions)	2006
Not subject to discretionary withdrawal	$16,850
Subject to discretionary withdrawal with adjustments:
Specified surrender charges(1)	26,173
Market value(2)	10,001
Subject to discretionary withdrawal without adjustments	9,007

Total Contractholder funds(3)	$62,031

(1)
Includes $9.23 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
Approximately $8.99 billion of the contracts with market value adjusted surrenders have a 30-45 day period during which there is no surrender charge or market value adjustment including approximately $1.87 billion with a period commencing during 2007.

(3)
Includes approximately $1.37 billion of contractholder funds on variable annuities reinsured to Prudential effective June 1, 2006.

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

        Corporate and Other      Fluctuations in the Corporate and Other operating cash flows, were primarily due to the timing of intercompany settlements. Investing activities primarily relate to activity in the portfolio of Kennett Capital, Inc. ("Kennett Capital"). Financing cash flows of the Corporate and Other segment reflect actions such as fluctuations in short-term debt, repayment of debt, proceeds from the issuance of debt, dividends to shareholders of The Allstate Corporation and share repurchases; therefore, financing cash flows are affected when we increase or decrease the level of these activities.

        We have established external sources of short-term liquidity that include a commercial paper program, lines-of-credit, dollar rolls and repurchase agreements. In the aggregate, at December 31, 2006, these sources could provide over $3.89 billion of additional liquidity. For additional liquidity, we can also issue new insurance contracts, incur additional debt and sell assets from our investment portfolio. The liquidity of our investment portfolio varies by type of investment. For example, $18.33 billion of privately placed corporate obligations that represent 15.3% of the consolidated investment portfolio, and $9.47 billion of mortgage loans that represent 7.9% of the consolidated investment portfolio, generally are considered to be less liquid than many of our other types of investments, such as our U.S. government and agencies, municipal and public corporate fixed income security portfolios. The sources of liquidity for The Allstate Corporation include but are not limited to dividends from AIC and $1.75 billion of investments at Kennett Capital.

        We have access to additional borrowing to support liquidity as follows:

  •
  A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of December 31, 2006, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance fluctuates daily.

  •
  A five-year revolving credit facility expiring in 2009 totaling $1.00 billion to cover short-term liquidity requirements. This facility contains an increase provision that would make up to an additional $500 million available for borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt. There were no borrowings under this line of credit during 2006. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

  •
  A universal shelf registration statement filed with the SEC in May 2006. We can use it to issue an unspecified amount of debt securities, common stock (including 278 million shares of treasury stock as of December 31, 2006), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements. We have not yet issued any securities under this registration statement.

        Our only financial covenant exists with respect to our credit facility and our synthetic lease VIE obligations. The covenant requires that we not exceed a 37.5% debt to capital resources ratio as defined in the agreements. This ratio at December 31, 2006 was 18.4%. For quantification of the synthetic lease VIE obligations, see Note 11 of the consolidated financial statements.

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

        During 2006, ALIC issued an intercompany note in the amount of $500 million payable to its parent, AIC, on demand and, in any event, by March 30, 2007. ALIC used the funds to accelerate purchases of investments based on its outlook of the availability of acceptable investments in the beginning of 2007. ALIC will repay the loan with funds generated in the normal course of business, primarily by sales, investment income and cash collected from investment calls and maturities. The impacts of this loan are eliminated in consolidation.

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

        Contractual Obligations and Commitments    Our contractual obligations as of December 31, 2006 and the payments due by period are shown in the following table.

(in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Liabilities for collateral and repurchase agreements(1)	$4,144	$4,144	$—	$—	$—
Commercial paper	—	—	—	—	—
Contractholder funds(2)	80,375	9,850	24,174	13,530	32,821
Reserve for life-contingent contract benefits(3)	32,309	1,191	3,465	2,320	25,333
Long-term debt(4)	9,423	281	1,313	495	7,334
Capital lease obligations(4)	85	12	24	17	32
Operating leases(4)	824	208	289	164	163
Unconditional purchase obligations(4)	612	246	255	88	23
Defined benefit pension plans and other postretirement benefit plans(4)(5)	6,328	199	279	291	5,559
Reserve for property-liability insurance claims and claims expense(6)	18,866	8,171	5,831	2,178	2,686
Other liabilities and accrued expenses(7)(8)	4,751	4,578	108	25	40

Total Contractual Cash Obligations	$157,717	$28,880	$35,738	$19,108	$73,991

(1)
Liabilities for collateral and repurchase agreements are typically fully secured with cash. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business.

(2)
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life, fixed annuities, including immediate annuities without life contingencies, bank deposits and institutional products. These amounts reflect estimated cash payments to be made to policyholders and contractholders. Certain of these contracts, such as immediate annuities without life contingencies and institutional products, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of payments has been determined by the contract. Other contracts, such as interest-sensitive life and fixed deferred annuities, involve payment obligations where the amount and timing of future payments is uncertain. For these contracts and bank deposits, the Company is not currently making payments and will not make payments until (i) the occurrence of an insurable event, such as death, or (ii) the occurrence of a payment triggering event, such as the surrender of or partial withdrawal on a policy or deposit contract, which is outside of the control of the Company. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, customer lapse and withdrawal activity, and estimated additional deposits for interest-sensitive life contracts, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount of $62.03 billion included in the Consolidated Statements of Financial Position as of December 31, 2006 for contractholder funds. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(3)
The reserve for life-contingent contract benefits relates primarily to traditional life and immediate annuities with life contingencies and reflects the present value of estimated cash payments to be made to policyholders and contractholders. Immediate annuities with life contingencies include (i) contracts where we are currently making payments and will continue to do so until the occurrence of a specific event such as death and (ii) contracts where the timing of a portion of the payments has been determined by the contract. Other contracts, such as traditional life and supplemental accident and health insurance, involve payment obligations where the amount and timing of future payments is uncertain. For these contracts, the Company is not currently making payments and will not make payments until (i) the occurrence of an insurable event, such as death or illness, or (ii) the occurrence of a payment triggering event, such as a surrender of a policy or contract, which is outside of the control of the Company. We have estimated the timing of cash outflows related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount of $12.79 billion included in the Consolidated Statements of Financial Position as of December 31, 2006 for reserve for life-contingent contract benefits. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(4)
Our payment obligations relating to long-term debt, capital lease obligations, operating leases, unconditional purchase obligations and pension contributions are managed within the structure of our intermediate to long-term liquidity management program. Amount differs from the balance presented on the Consolidated Statements of Financial Position as of December 31, 2006 because the long-term debt amount above includes interest.

(5)
The pension plans' obligations in the next 12 months represent our planned contributions, and the remaining years' contributions are projected based on the average remaining service period using the current underfunded status of the plans. The OPEB plans' obligations are estimated based on the expected benefits to be paid. These liabilities are discounted with respect to interest, and as a result the sum of the cash outflows shown for all years in the table of $6.33 billion exceeds the corresponding liability amount of $1.88 billion included in other liabilities and accrued expenses on the Consolidated Statements of Financial Position.

(6)
Reserve for property-liability insurance claims and claims expense are an estimate of amounts necessary to settle all outstanding claims, including claims that have been incurred but not reported as of the balance sheet date. We have estimated the timing of these payments based on our historical experience and our expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above, especially for those claims that have been incurred but not reported. The reserve for property-liability insurance claims and claims expense includes loss reserves related to asbestos and environmental claims as of December 31, 2006, of $2.20 billion and $249 million, respectively.

(7)
Other liabilities primarily include accrued expenses and certain benefit obligations and claim payments and other checks outstanding. Certain of these long-term liabilities are discounted with respect to interest, as a result the sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount of $4.73 billion.

(8)
Balance sheet liabilities not included in the table above include unearned and advance premiums of $11.05 billion and deferred tax liabilities netted in the net deferred tax asset of $224 million. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis. In addition, other liabilities of $289 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

        Our contractual commitments as of December 31, 2006 and the payments due by period are shown in the following table.

(in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Other Commitments—Conditional(1)	$708	$671	$37	$—	$—
Other Commitments—Unconditional(1)	1,463	90	851	465	57

Total Commitments	$2,171	$761	$888	$465	$57

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

ENTERPRISE RISK MANAGEMENT

        Allstate has been working on enterprise risk management ("ERM") for five years, establishing processes and infrastructure to effectively manage risk within our tolerances while optimizing returns. We have a senior management advisory committee called the Enterprise Risk & Return Council ("ERRC") which is responsible for overseeing risks on an integrated basis across subsidiaries and various areas of responsibility within Allstate. In the vision of the ERRC, enterprise risk management is a disciplined, holistic, and interactive approach to risk that is conducted under an overall framework which:

  •
  Provides additional insight when setting strategy across the Allstate enterprise

  •
  Identifies potential events that could have a significant impact on Allstate

  •
  Manages risk and optimizes our overall profile consistent with Allstate's risk appetite

  •
  Provides greater assurance of achieving Allstate's objectives

  •
  Allows Allstate to achieve a return commensurate with the risks taken

        Risk management is primarily executed within the business unit where the risk is undertaken. Effective risk management requires an infrastructure that includes appropriate governance policies, stochastic modeling software, tolerances and limits; consistent risk management practices, which include risk identification, evaluation, prioritization, treatment and monitoring; and effective communication and reporting. Managers in the various business units are responsible for managing, measuring, evaluating, and reporting risks as appropriate in their respective areas and that are within the risk appetite of the overall enterprise. This would include items such as establishing risk oversight committees that develop and monitor appropriate tolerances and the measurement of exposure to any catastrophe; managing the impacts to invested assets and liabilities related to changes in interest rates and equity markets through value at risk, duration and convexity metrics; and evaluating risks related to credit exposures through a credit value at risk measurement. As appropriate, consistent enterprise-wide measurement standards and limits are applied to these key risks and are integrated into such processes as strategic and financial planning, capital management, and enterprise risk reporting. Business unit measures and practices are aligned with the overall enterprise standards.

        For the enterprise, we are utilizing an internally developed enterprise stochastic model as a significant component in our determination of an appropriate level of economic capital needed, given a defined tolerance for risk. Economic capital modeling capabilities enable us to more fully understand and optimize risk/reward tradeoffs across the portfolio of businesses and various risks. The economic capital model accounts for the unique and specific nature and interaction of the risks inherent in our various businesses. Future plans include further refinements to our modeling capabilities to provide more insight to optimizing enterprise return with an acceptable risk profile by proactively exploiting risk reduction and risk enhancing opportunities. Over time, this effort should provide additional insight into the marginal risk return choices in such areas as capital management; strategic asset allocation in our investment portfolio; product mix and choices of risk transfer options for state, regional, or countrywide catastrophe exposure management.

REGULATION AND LEGAL PROCEEDINGS

        We are subject to extensive regulation and we are involved in various legal and regulatory actions, all of which have an effect on specific aspects of our business. For a detailed discussion of the legal and regulatory actions in which we are involved, see Note 13 of the consolidated financial statements.

PENDING ACCOUNTING STANDARDS

        As of December 31, 2006, there are several pending accounting standards that we have not implemented either because the standard has not been finalized or the implementation date has not yet occurred. For a discussion of these pending standards, see Note 2 of the consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except per share data)	2006	2005	2004
Revenues
Property-liability insurance premiums (net of reinsurance ceded of $1,113, $586 and $399)	$27,369	$27,039	$25,989
Life and annuity premiums and contract charges (net of reinsurance ceded of $815, $696 and $608)	1,964	2,049	2,072
Net investment income	6,177	5,746	5,284
Realized capital gains and losses	286	549	591

	35,796	35,383	33,936

Costs and expenses
Property-liability insurance claims and claims expense (net of reinsurance recoveries of $463, $4,017 and $1,599)	16,017	21,175	17,843
Life and annuity contract benefits (net of reinsurance recoveries of $573, $585 and $483)	1,570	1,615	1,618
Interest credited to contractholder funds	2,609	2,403	2,001
Amortization of deferred policy acquisition costs	4,757	4,721	4,465
Operating costs and expenses	3,033	2,997	3,040
Restructuring and related charges	182	41	51
Interest expense	357	330	308

	28,525	33,282	29,326

Loss on disposition of operations	(93)	(13)	(24)

Income from operations before income tax expense and cumulative effect of change in accounting principle, after-tax	7,178	2,088	4,586
Income tax expense	2,185	323	1,230

Income before cumulative effect of change in accounting principle, after-tax	4,993	1,765	3,356
Cumulative effect of change in accounting principle, after-tax	—	—	(175)

Net income	$4,993	$1,765	$3,181

Earnings per share:
Net income per share—Basic	$7.89	$2.67	$4.57

Net income per share—Diluted	$7.84	$2.64	$4.54

Weighted average shares—Basic	632.5	661.7	695.6

Weighted average shares—Diluted	637.2	667.3	700.3

Cash dividends declared per share	$1.40	$1.28	$1.12

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2006	2005	2004
Net income	$4,993	$1,765	$3,181
Other comprehensive loss, after-tax
Changes in:
Unrealized net capital gains and losses	(16)	(898)	(137)
Unrealized foreign currency translation adjustments	4	6	26
Minimum pension liability adjustment	(14)	359	(30)

Other comprehensive loss, after-tax	(26)	(533)	(141)

Comprehensive income	$4,967	$1,232	$3,040

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(in millions, except par value data)	2006	2005
Assets
Investments
Fixed income securities, at fair value (amortized cost $95,780 and $94,777)	$98,320	$98,065
Equity securities, at fair value (cost $6,026 and $4,873)	7,777	6,164
Mortgage loans	9,467	8,748
Short-term	2,430	3,470
Other	1,763	1,850

Total investments	119,757	118,297
Cash	443	313
Premium installment receivables, net	4,789	4,739
Deferred policy acquisition costs	5,332	5,802
Reinsurance recoverables, net	5,827	5,180
Accrued investment income	1,062	1,074
Deferred income taxes	224	—
Property and equipment, net	1,010	1,040
Goodwill	825	825
Other assets	2,111	3,567
Separate Accounts	16,174	15,235

Total assets	$157,554	$156,072

Liabilities
Reserve for property-liability insurance claims and claims expense	$18,866	$22,117
Reserve for life-contingent contract benefits	12,786	12,482
Contractholder funds	62,031	60,040
Unearned premiums	10,427	10,294
Claim payments outstanding	717	1,263
Other liabilities and accrued expenses	10,045	8,804
Deferred income taxes	—	351
Short-term debt	12	413
Long-term debt	4,650	4,887
Separate Accounts	16,174	15,235

Total liabilities	135,708	135,886

Commitments and Contingent Liabilities (Notes 6, 7 and 13)
Shareholders' Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 622 million and 646 million shares outstanding	9	9
Additional capital paid-in	2,939	2,798
Retained income	29,070	24,962
Deferred ESOP expense	(72)	(90)
Treasury stock, at cost (278 million and 254 million shares)	(11,091)	(9,575)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	2,074	2,090
Unrealized foreign currency translation adjustments	26	22
Minimum pension liability adjustment	—	(30)
Net funded status of pension and other postretirement benefit obligation	(1,109)	—

Total accumulated other comprehensive income	991	2,082

Total shareholders' equity	21,846	20,186

Total liabilities and shareholders' equity	$157,554	$156,072

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	December 31,
(in millions, except per share data)	2006	2005	2004
Common stock	$9	$9	$9

Additional capital paid-in
Balance, beginning of year	2,798	2,635	2,549
Equity incentive plans activity	141	163	86

Balance, end of year	2,939	2,798	2,635

Retained income
Balance, beginning of year	24,962	24,043	21,641
Net income	4,993	1,765	3,181
Dividends ($1.40, $1.28 and $1.12 per share, respectively)	(885)	(846)	(779)

Balance, end of year	29,070	24,962	24,043

Deferred ESOP expense
Balance, beginning of year	(90)	(107)	(129)
Payments	18	17	22

Balance, end of year	(72)	(90)	(107)

Treasury stock
Balance, beginning of year	(9,575)	(7,372)	(6,261)
Shares acquired	(1,770)	(2,484)	(1,373)
Shares reissued under equity incentive plans, net	254	281	262

Balance, end of year	(11,091)	(9,575)	(7,372)

Accumulated other comprehensive income
Balance, beginning of year	2,082	2,615	2,756
Change in unrealized net capital gains and losses	(16)	(898)	(137)
Change in unrealized foreign currency translation adjustments	4	6	26
Change in minimum pension liability adjustment	(14)	359	(30)
Adjustment to initially apply SFAS No. 158	(1,065)	—	—

Balance, end of year	991	2,082	2,615

Total shareholders' equity	$21,846	$20,186	$21,823

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2006	2005	2004
Cash flows from operating activities
Net income	$4,993	$1,765	$3,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(188)	(67)	(4)
Realized capital gains and losses	(286)	(549)	(591)
Loss on disposition of operations	93	13	24
Cumulative effect of change in accounting principle	—	—	175
Interest credited to contractholder funds	2,609	2,403	2,001
Changes in:
Policy benefit and other insurance reserves	(3,236)	2,868	1,680
Unearned premiums	132	354	614
Deferred policy acquisition costs	(196)	(243)	(443)
Premium installment receivables, net	(49)	(15)	(345)
Reinsurance recoverables, net	828	(858)	(1,052)
Income taxes payable	486	(744)	11
Other operating assets and liabilities	(131)	678	217

Net cash provided by operating activities	5,055	5,605	5,468

Cash flows from investing activities
Proceeds from sales
Fixed income securities	23,925	21,926	19,839
Equity securities	4,074	4,829	4,580
Investment collections
Fixed income securities	5,054	6,038	5,904
Mortgage loans	1,649	1,267	772
Investment purchases
Fixed income securities	(30,035)	(31,144)	(33,720)
Equity securities	(4,764)	(4,895)	(4,659)
Mortgage loans	(2,331)	(2,171)	(2,106)
Change in short-term investments, net	1,332	(621)	(1,098)
Change in other investments, net	164	(122)	(75)
Acquisitions, net of cash received	—	(60)	—
Disposition of operations	(826)	(2)	40
Purchases of property and equipment, net	(161)	(196)	(200)

Net cash used in investing activities	(1,919)	(5,151)	(10,723)

Cash flows from financing activities
Change in short-term debt, net	(401)	370	40
Proceeds from issuance of long-term debt	644	789	647
Repayment of long-term debt	(851)	(1,205)	(19)
Contractholder fund deposits	10,066	12,004	13,616
Contractholder fund withdrawals	(10,208)	(9,444)	(7,088)
Dividends paid	(873)	(830)	(756)
Treasury stock purchases	(1,770)	(2,484)	(1,373)
Shares reissued under equity incentive plans, net	239	281	236
Excess tax benefits from share-based payment arrangements	52	—	—
Other	96	(36)	—

Net cash (used in) provided by financing activities	(3,006)	(555)	5,303

Net increase (decrease) in cash	130	(101)	48
Cash at beginning of year	313	414	366

Cash at end of year	$443	$313	$414

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

        To conform to the current year presentation, certain amounts in the prior years' consolidated financial statements and notes have been reclassified.

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

        The Allstate Protection segment principally sells private passenger auto and homeowner's insurance, with earned premiums accounting for approximately 76% of Allstate's 2006 consolidated revenues. Allstate was the country's second largest insurer for both private passenger auto and homeowners insurance as of December 31, 2005. Allstate Protection, through several companies, is authorized to sell certain property-liability products in all 50 states, the District of Columbia and Puerto Rico. The Company is also authorized to sell certain insurance products in Canada. For 2006, the top geographic locations for premiums earned by the Allstate Protection segment were California, New York, Texas, Florida and Pennsylvania. No other jurisdiction accounted for more than 5% of premiums earned for Allstate Protection.

        Allstate has exposure to catastrophes, an inherent risk of the property-liability insurance business, which have contributed, and will continue to contribute, to material year-to-year fluctuations in the Company's results of operations and financial position (see Note 7). The level of catastrophic loss and weather-related losses (wind, hail, lightning and freeze losses) experienced in any year cannot be predicted and could be material to results of operations and financial position. The Company considers the greatest areas of potential catastrophe losses due to hurricanes to generally be major metropolitan centers in counties along the eastern and gulf coasts of the United States. The Company considers the greatest areas of potential catastrophe losses due to earthquakes and fires following earthquakes to be major metropolitan areas near fault lines in the states of California, Oregon, Washington, South Carolina, Missouri, Kentucky and Tennessee. The Company also has exposure to environmental and asbestos claims and other discontinued lines exposures (see Note 13).

        The Allstate Financial segment sells life insurance, retirement and investment products and supplemental accident and health insurance products to individual and institutional customers. The principal individual products are deferred and immediate fixed annuities, interest-sensitive, traditional and variable life insurance, and supplemental accident and health insurance. The principal institutional product is funding agreements backing medium-term notes issued to institutional and individual investors. Banking products and services are also offered to customers through the Allstate Bank.

        Allstate Financial, through several companies, is authorized to sell life insurance and retirement products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. For 2006, the top geographic locations for statutory premiums and annuity considerations for the Allstate Financial segment were Delaware, California, New York, Florida and Texas. No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations for Allstate Financial. Allstate Financial distributes its products to individuals through several distribution channels, including Allstate exclusive agencies, independent agents (including master brokerage agencies and workplace enrolling agents), and financial services firms, such as broker/dealers and specialized structured settlement brokers. Allstate Bank products can also be obtained directly through the Internet and a toll-free number. Although the Company currently benefits from agreements with financial services entities that market and distribute its products, change in control of these non-affiliated entities could negatively impact Allstate Financial's sales.

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

2.     Summary of Significant Accounting Policies

Investments

        Fixed income securities include bonds and bank loans, which are primarily senior secured corporate loans, and redeemable preferred stocks. Fixed income securities may be sold prior to their contractual maturity ("available for sale") and are carried at fair value, with the exception of bank loans that are carried at amortized cost. The fair value of publicly traded fixed income securities is based upon independent market quotations. The fair value of non-publicly traded securities is based on either widely accepted pricing valuation models which use internally developed ratings and independent third party data (e.g., term structures of interest rates and current publicly traded bond prices) as inputs or independent third party pricing sources. The valuation models use security specific information such as ratings, industry, coupon and maturity along with third party data and publicly traded bond prices to determine security specific spreads. These spreads are then adjusted for illiquidity based on historical analysis and broker surveys. The difference between amortized cost and fair value, net of deferred income taxes, certain life and annuity deferred policy acquisition costs, certain deferred sales inducement costs, and certain reserves for life-contingent contract benefits, are reflected as a component of accumulated other comprehensive income. Cash received from calls, principal payments and make-whole payments is reflected as a component of proceeds from sales. Cash received from maturities and pay-downs is reflected as a component of investment collections.

        Equity securities include common and non-redeemable preferred stocks, limited partnership interests and real estate investment trust equity investments. Common and non-redeemable preferred stocks and real estate investment trust equity investments are classified as available for sale and are carried at fair value. The difference between cost and fair value, net of deferred income taxes, is reflected as a component of accumulated other comprehensive income. Investments in limited partnership interests are accounted for in accordance with the equity method of accounting except for instances in which the Company's interest is so minor that it exercises virtually no influence over operating and financial policies, in which case, the Company applies the cost method of accounting.

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

        Short-term investments are carried at cost or amortized cost that approximates fair value, and include the investment of collateral received in connection with securities lending business activities, funds received in connection with securities repurchase agreements and collateral received from counterparties related to derivative transactions. For these transactions, the Company records an offsetting liability in other liabilities and accrued expenses for the Company's obligation to return the collateral or funds received. We also purchase securities under agreements to resell. Other investments, which consist primarily of policy loans, are carried at the unpaid principal balances.

        Investment income consists primarily of interest and dividends, net investment income from partnership interests and income from certain derivative transactions. Interest is recognized on an accrual basis and dividends are recorded at the ex-dividend date. Interest income is determined using the effective yield method, considering estimated principal repayments when applicable. Interest income on certain beneficial interests in securitized financial assets is determined using the prospective yield method, based upon projections of expected future cash flows. Income from investments in partnership interests accounted for on the cost basis is recognized upon receipt of amounts distributed by the partnerships as income. Income from investments in partnership interests accounted for utilizing the equity method of accounting is recognized based on the financial results of the entity and the Company's investment interest. Accrual of income is suspended for fixed income securities and mortgage loans that are in default or when the receipt of interest payments is in doubt.

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

        The Company recognizes other-than-temporary impairment losses on fixed income securities, equity securities and short-term investments when the decline in fair value is deemed other than temporary (see Note 5).

Derivative and embedded derivative financial instruments

        Derivative financial instruments include swaps, futures (interest rate and commodity), options (including swaptions), interest rate caps and floors, warrants, certain forward contracts for purchases of to-be-announced ("TBA") mortgage securities, certain investment risk transfer reinsurance agreements, forward sale commitments and certain bond forward purchase commitments, mortgage funding commitments and mortgage forward sale commitments. Derivatives that are required to be separated from the host instrument and accounted for as derivative financial instruments ("subject to bifurcation") are embedded in convertible and equity indexed fixed income securities, equity-indexed annuity contracts, variable annuity contracts which are reinsured, and certain funding agreements (see Note 6).

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

        When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges. The hedged item may be either all or a specific portion of a recognized asset, liability or an unrecognized firm commitment attributable to a particular risk. At the inception of the hedge, the Company formally documents the hedging relationship and risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the methodology used to assess the effectiveness of the hedging instrument in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk, or in the case of a cash flow hedge, the exposure to changes in the hedged item's or transaction's variability in cash flows attributable to the hedged risk. The Company does not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, the Company confirms that the hedging instrument continues to be highly effective in offsetting the hedged risk. Ineffectiveness in fair value hedges and cash flow hedges is reported in realized capital gains and losses. The hedge ineffectiveness reported as realized capital gains and losses amounted to losses of $7 million, $7 million and $1 million in 2006, 2005 and 2004, respectively.

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

        Termination of hedge accounting      If, subsequent to entering into a hedge transaction, the derivative becomes ineffective (including if the hedged item is sold or otherwise extinguished, the occurrence of a hedged forecasted transaction is no longer probable, or the hedged asset becomes other than temporarily impaired), the Company may terminate the derivative position. The Company may also terminate derivative instruments or redesignate them as non-hedge as a result of other events or circumstances. If the derivative financial instrument is not terminated when a fair value hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a fair value hedge is no longer effective, is redesignated as non-hedge, or when the derivative has been terminated, the fair value gain or loss on the hedged asset, liability or portion thereof used to adjust the book value of the asset, liability or portion thereof, which has already been recognized in income while the hedge was in place, is amortized over the remaining life of the hedged asset liability or portion thereof to net investment income, interest credited to contractholder funds or interest expense beginning in the period that hedge accounting is no longer applied. If the hedged item of a fair value hedge is an asset which has become other than temporarily impaired, the adjustment made to the book value of the asset is subject to the accounting policies applied to other than temporarily impaired assets. When a derivative financial instrument used in a cash flow hedge of an existing asset or liability is no longer effective or is terminated, the gain or loss recognized on the derivative is reclassified from accumulated other comprehensive income to net income as the hedged risk impacts net income, beginning in the period hedge accounting is no longer applied or the derivative instrument is terminated. If the derivative financial instrument is not terminated when a cash flow hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a derivative financial instrument used in a cash flow hedge of a forecasted transaction is terminated because the forecasted transaction is no longer probable, the gain or loss recognized on the derivative is immediately reclassified from accumulated other comprehensive income to realized capital gains and losses in the period that hedge accounting is no longer applied. If a cash flow hedge is no longer effective, the gain or loss recognized on the derivative during the period the hedge was effective is reclassified from accumulated other comprehensive income to net income as the remaining hedged item affects net income.

        Non-hedge derivative financial instruments      The Company also has certain derivatives that are used in interest rate, equity price, commodity price and credit risk management strategies for which hedge accounting is not applied. These derivatives primarily consist of certain interest rate swap agreements, equity, commodity and financial futures contracts, interest rate cap and floor agreements, swaptions, foreign currency forward and option contracts, certain forward contracts for TBA mortgage securities and credit default swaps.

        The Company replicates fixed income securities using a combination of a credit default swap and one or more highly rated fixed income securities to synthetically replicate the economic characteristics of one or more cash market securities. Fixed income securities are replicated when they are either unavailable in the cash market or more economical to acquire in synthetic form.

        The Company enters into commodity-based investments through the use of excess return swaps whose return is tied to a commodity-based index. The Company also uses certain commodity futures to periodically rebalance its exposure under commodity-indexed excess return swaps as they are very liquid and highly correlated with the commodity-based index.

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

Securities loaned and security repurchase and resale

        The Company's business activities, which include securities lending transactions, securities sold under agreements to repurchase that primarily include a mortgage dollar roll program ("repurchase agreements"), and securities purchased under agreements to resell ("resale agreements"), are used primarily to generate net investment income. The proceeds received from repurchase agreements also provide a source of liquidity. For repurchase agreements and securities lending transactions used to generate net investment income, the proceeds received are reinvested in short-term investments or fixed income securities. These transactions are short-term in nature (usually 30 days or less).

        The Company receives collateral for securities loaned in an amount generally equal to 102% and 105% of the fair value of domestic and foreign securities, respectively, and records the related obligations to return the collateral in other liabilities and accrued expenses. The carrying value of these obligations approximates fair value because of their relatively short-term nature. The Company monitors the market value of securities loaned on a daily basis and obtains additional collateral as necessary under the terms of the agreements to mitigate counterparty credit risk. The Company maintains the right and ability to redeem the securities loaned on short notice. Substantially all of the Company's securities loaned are placed with large brokerage firms.

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

Recognition of premium revenues and contract charges, and related benefits and interest credited

        Property-liability premiums are deferred and earned on a pro-rata basis over the terms of the policies. The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums. Premium installment receivables, net, represent premiums written and not yet collected, net of an allowance for uncollectible premiums. The Company regularly evaluates premium installment receivables and adjusts valuation allowances as appropriate. The valuation allowance for uncollectible premium installment receivables was $56 million and $50 million at December 31, 2006 and 2005, respectively.

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

        Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed annuities, including market value adjusted annuities, equity-indexed annuities and immediate annuities without life contingencies, funding agreements (primarily backing medium-term notes) are considered investment contracts. Consideration received for such contracts is reported as contractholder fund deposits. Contract charges for investment contracts consist of fees assessed against the contractholder account balance for maintenance, administration and surrender of the contract prior to contractually specified dates, and are recognized when assessed against the contractholder account balance.

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

        Contract charges for variable life and variable annuity products consist of fees assessed against the contractholder account values for contract maintenance, administration, mortality, expense and early surrender. Contract benefits incurred include guaranteed minimum death, income, withdrawal and accumulation benefits. Subsequent to the Allstate Financial segment's disposal of substantially all of its variable annuity business through reinsurance agreements with Prudential in 2006 (see Note 3), the contract charges and contract benefits related thereto are reported net of reinsurance ceded.

Deferred policy acquisition and sales inducement costs

        Costs that vary with and are primarily related to acquiring property-liability insurance, life insurance and investment contracts are deferred and recorded as DAC. These costs are principally agents' and brokers' remuneration, premium taxes, inspection costs, and certain underwriting and direct mail solicitation expenses. DSI costs, which are deferred and recorded as other assets, relate to sales inducements offered on sales to new customers, principally on annuities and primarily in the form of additional credits to the customer's account value or enhancements to interest credited for a specified period, which are beyond amounts currently being credited to existing contracts. All other acquisition costs are expensed as incurred and included in operating costs and expenses on the Consolidated Statements of Operations. DAC associated with property-liability insurance is amortized to income as premiums are earned, typically over periods of six or twelve months, and is included in amortization of deferred policy acquisition costs on the Consolidated Statements of Operations. Future investment income is considered in determining the recoverability of DAC. DAC associated with life insurance and investment contracts is amortized to income and included in amortization of deferred policy acquisition costs on the Consolidated Statements of Operations. DSI is reported in other assets and amortized to income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds on the Consolidated Statements of Operations. DAC and DSI are periodically reviewed for recoverability and written down if necessary.

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

        For internal exchanges of traditional life insurance, the unamortized balance of acquisition costs previously deferred under the original contracts are charged to income. The new acquisition costs associated with the exchange are deferred and amortized to income.

        For interest-sensitive life, annuities and other investment contracts, DAC and DSI are amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits ("AGP") and estimated future gross profits ("EGP") expected to be earned over the estimated lives of the contracts. Actual amortization periods range from 15-30 years; however, incorporating estimates of customer surrender rates, partial withdrawals and deaths generally result in the majority of deferred costs being amortized over the surrender charge period. The rate of amortization during this term is matched to the pattern of total gross profits. AGP and EGP consists of the following components: benefit margins, primarily from mortality; investment margin including realized capital gains and losses; and contract administration, surrender and other contract charges, less maintenance expenses.

        Changes in the amount or timing of EGP result in adjustments to the cumulative amortization of DAC and DSI. All such adjustments are reflected in the current results of operations.

        The Company performs quarterly reviews of DAC and DSI recoverability for interest-sensitive life, annuities and other investment contracts in the aggregate using current assumptions. If a change in the amount of EGP is significant, it could result in the unamortized DAC and DSI not being recoverable, resulting in a charge which is included as a component of amortization of deferred policy acquisition costs or interest credited to contractholder funds, respectively, on the Consolidated Statements of Operations.

        Any amortization of DAC or DSI that would result from changes in unrealized gains or losses had those gains or losses actually been realized during the reporting period is recorded net of tax in other comprehensive income.

        The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as deferred policy acquisition costs in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the life of the contracts acquired. These costs are amortized as profits emerge over the life of the acquired business and are periodically evaluated for recoverability. The present value of future profits was $112 million and $159 million at December 31, 2006 and 2005, respectively. Amortization expense on the present value of future profits was $41 million, $16 million and $19 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Reinsurance

        In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance from reinsurers (see Note 9). The Company has also used reinsurance to effect the acquisition or disposition of certain blocks of business. The amounts reported in the Consolidated Statements of Financial Position as reinsurance recoverables include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities and contractholder funds that have not yet been paid. Reinsurance recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contract. Insurance liabilities are reported gross of reinsurance recoverables. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts or are earned ratably over the contract period to the extent coverage remains available. Reinsurance does not extinguish the Company's primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of the reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverables as appropriate.

Goodwill

        Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. The Company annually evaluates goodwill for impairment using a trading multiple analysis, which is a widely accepted valuation technique to estimate the fair value of its reporting units. The Company also reviews its goodwill for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill may be less than its fair value. Goodwill impairment evaluations indicated no impairment at December 31, 2006.

Property and equipment

        Property and equipment is carried at cost less accumulated depreciation. Included in property and equipment are capitalized costs related to computer software licenses and software developed for internal use. These costs generally consist of certain external payroll and payroll related costs. Certain facilities and equipment held under capital leases are also classified as property and equipment with the related lease obligations recorded as liabilities. Property and equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years for equipment and 40 years for real property. Depreciation expense is reported in operating costs and expenses. Accumulated depreciation on property and equipment was $1.79 billion and $1.64 billion at December 31, 2006 and 2005, respectively. Depreciation expense on property and equipment was $235 million, $229 million and $219 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company reviews its property and equipment for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Income taxes

        The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are unrealized capital gains and losses on certain investments, insurance reserves, unearned premiums, DAC and employee benefits. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized.

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

Separate accounts

        Separate accounts assets and liabilities are carried at fair value. The assets of the separate accounts are legally segregated and available only to settle separate account contract obligations. Separate accounts liabilities represent the contractholders' claims to the related assets. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore, are not included in the Company's Consolidated Statements of Operations. Deposits to and surrenders and withdrawals from the separate accounts are reflected in separate accounts liabilities and are not included in consolidated cash flows.

        Absent any contract provision wherein the Company provides a guarantee, which for variable annuities was reinsured to Prudential in 2006, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives.

Deferred Employee Stock Ownership Plan ("ESOP") expense

        Deferred ESOP expense represents the remaining unrecognized cost of shares acquired by the Allstate ESOP to pre-fund a portion of the Company's contribution to The Savings and Profit Sharing Plan of Allstate Employees (see Note 16).

Equity incentive plans

        The Company currently has equity incentive plans that permit the Company to grant nonqualified stock options, incentive stock options, restricted or unrestricted shares of the Company's stock and restricted stock units ("equity awards") to certain employees and directors of the Company (see Note 17). The Company recognizes the fair value of equity awards computed at the award date over the period in which the requisite service is rendered. In 2005, the Company began using a binomial lattice model in place of the Black-Scholes pricing model to determine the fair value of employee stock options.

Off-balance-sheet financial instruments

        Commitments to invest, commitments to purchase private placement securities, financial guarantees and credit guarantees have off-balance-sheet risk because their contractual amounts are not recorded in the Company's Consolidated Statements of Financial Position (see Note 6 and Note 13).

Consolidation of variable interest entities ("VIEs")

        The Company consolidates VIEs when it is the primary beneficiary of a VIE. A primary beneficiary has a variable interest that will absorb a majority of the expected losses or receive a majority of the entity's expected returns, or both (see Note 11).

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

        The computation of basic and diluted earnings per share for the years ended December 31, is presented in the following table.

(in millions, except per share data)	2006	2005	2004
Numerator:
Income before cumulative effect of change in accounting principle, after-tax	$4,993	$1,765	$3,356
Cumulative effect of change in accounting principle, after-tax	—	—	(175)

Net income	$4,993	$1,765	$3,181

Denominator:
Weighted average common shares outstanding	632.5	661.7	695.6
Effect of potential dilutive securities:
Stock options	3.4	5.1	4.7
Restricted stock units	1.3	0.5	—

Weighted average common and dilutive potential common shares outstanding	637.2	667.3	700.3

Earnings per share—Basic:
Income before cumulative effect of change in accounting principle, after-tax	$7.89	$2.67	$4.82
Cumulative effect of change in accounting principle, after-tax	—	—	(0.25)

Net income	$7.89	$2.67	$4.57

Earnings per share—Diluted:
Income before cumulative effect of change in accounting principle, after-tax	$7.84	$2.64	$4.79
Cumulative effect of change in accounting principle, after-tax	—	—	(0.25)

Net income	$7.84	$2.64	$4.54

        Options to purchase 0.4 million, 0.5 million and 0.1 million Allstate common shares, with exercise prices ranging from $52.23 to $62.42, $56.25 to $61.90 and $46.99 to $50.79, were outstanding at December 31, 2006, 2005, and 2004, respectively, but were not included in the computation of diluted earnings per share in those years since inclusion of those options would have an anti-dilutive effect as the options' exercise prices exceeded the average market price of Allstate common shares or because the unrecognized compensation cost on the options would have an anti-dilutive effect.

Adopted accounting standards

Financial Accounting Standards Board Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("FSP FAS 115-1")

        The Company adopted Financial Accounting Standards Board ("FASB") FSP FAS 115-1 as of January 1, 2006. FSP FAS 115-1 nullifies the guidance in paragraphs 10-18 of EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and references existing other-than-temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for income recognition on an impaired debt security. The adoption of FSP FAS 115-1 was required on a prospective basis and did not have a material effect on the results of operations or financial position of the Company.

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("SFAS No. 154")

        The Company adopted SFAS No. 154 on January 1, 2006. SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated. The Company had no accounting changes or error corrections affected by the new standard.

SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R")

        On January 1, 2006, the Company adopted SFAS No. 123R, which revises SFAS No. 123 "Accounting for Stock-based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS No. 123R requires all share-based payment transactions to be accounted for using a fair value based method to recognize the cost of awards over the period in which the requisite service is rendered. The Company used the modified prospective application method for adoption, and therefore the prior year results have not been restated. As a result, 2006 compensation expense includes amounts related to options granted in 2002, since the Company utilizes a four year vesting schedule and previously adopted the expense provisions of SFAS No. 123 for awards granted or modified subsequent to January 1, 2003. The effect of adoption was not material. See Note 17 for further information.

Financial Accounting Standards Board Staff Position No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards ("FSP FAS 123R-3")

        In conjunction with its adoption of SFAS No. 123R, the Company elected the transition method described in FSP FAS 123R-3. FSP FAS 123R-3 provided companies an option to elect an alternative calculation method for determining the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R. SFAS No. 123R requires companies to calculate the pool of excess tax benefits as the net excess tax benefits that would have qualified as such had the Company adopted SFAS No. 123 for recognition purposes when first effective in 1995. FSP FAS 123R-3 provided an alternative calculation based on actual increases to additional capital paid-in related to tax benefits from share-based compensation subsequent to the effective date of SFAS No. 123, less the tax on the cumulative incremental compensation costs the Company included in its pro forma net income disclosures as if the Company had applied the fair-value method to all awards, less the share-based compensation costs included in net income as reported.

SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)("SFAS No. 158")

        SFAS No. 158 requires recognition in the Statements of Financial Position of the over or underfunded status of defined pension and other postretirement plans, measured as the difference between the fair value of plan assets and the projected benefit obligation ("PBO") for the pension plans and the accumulated postretirement benefit obligation ("APBO") for other postretirement benefit plans. This effectively requires the recognition of all previously unrecognized actuarial gains and losses and prior service cost as a component of accumulated other comprehensive income, net of tax. In addition, SFAS No. 158 requires: on a prospective basis the actuarial gains and losses and the prior service costs and credits that arise during any reporting period but are not recognized net of tax as components of net periodic benefit cost be recognized as a component of other comprehensive income; that the measurement date of the plans be the same as the Consolidated Statements of Financial Position; and that disclosure in the notes to the financial statements include the anticipated impact on the net periodic benefit cost of actuarial gains and losses and the prior service costs and credits previously deferred and recognized net of tax as a component of other comprehensive income. Guidance relating to the recognition of the over or under funded status of the plan and additional disclosure requirements is effective for periods ending after December 15, 2006. Guidance relating to the measurement date of the plans is effective for the years ending after December 15, 2008. There is no impact on results of operations or cash flows. Retrospective application of this standard is not permitted. The impact of adoption, including the inter-related impact on the minimum pension liability, resulted in a decrease in shareholders' equity of $1.11 billion. See Note 16 for additional information including the incremental effect of applying this guidance on the individual line items in the December 31, 2006 Consolidated Statement of Financial Position.

Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108")

        In September 2006, the SEC issued SAB 108 in order to eliminate the diversity of practice in the process by which misstatements are quantified for purposes of assessing materiality on the financial statements. SAB 108 is intended to eliminate the potential for the build up of improper amounts on the balance sheet due to the limitations of certain methods of materiality assessment utilized in current practice. SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. If a company's existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The provisions of SAB 108 must be applied no later than the annual financial statements issued for the first fiscal year ending after November 15, 2006.

The Company's adoption of SAB 108 in the fourth quarter of 2006 for the fiscal year then ended did not have any effect on its results of operations or financial position.

FASB Staff Position Nos. FAS 106-1 and FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-1" and "FSP FAS 106-2")

        In May 2004, the FASB issued FSP FAS 106-2, which supersedes FSP FAS 106-1, to provide guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act"). FSP FAS 106-2, which the Company adopted in the third quarter of 2004, required reporting entities that elected deferral under FSP FAS 106-1 and were able to determine if their plans are actuarially equivalent to recognize the impact of the Act no later than the first interim or annual reporting period beginning after June 15, 2004. In January 2005, the Center for Medicare and Medicaid Services issued the final regulations for the Act including the determination of actuarial equivalence. In the first quarter of 2005, the Company determined that its plans were actuarially equivalent and recognized the subsidy provided by the Act, which reduced the Company's APBO by $115 million for benefits attributable to past service. In addition, the estimated annual net periodic postretirement benefit cost for 2005 was reduced by $17 million, of which $8 million was amortization of the actuarial experience gain attributable to past service, $4 million was a reduction of current period service cost and $5 million was the reduction in interest cost on the APBO (see Note 16).

SOP 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts"

        On January 1, 2004, the Company adopted SOP 03-1. The major provisions of the SOP that affected the Company at the time of adoption are listed below. These provisions were primarily applicable to the business that was subsequently substantially reinsured on June 1, 2006 (see Note 3).

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

        The SOP required consideration of a range of potential results to estimate the cost of variable annuity death benefits and income benefits, which generally necessitated the use of stochastic modeling techniques. To maintain consistency with the assumptions used in the establishment of reserves for variable annuity guarantees, the Company utilized the results of this stochastic modeling to estimate expected gross profits, which form the basis for determining the amortization of DAC and DSI. This new modeling approach resulted in a lower estimate of expected gross profits, and therefore resulted in a write-down of DAC and DSI.

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

American Institute of Certified Public Accountants ("AICPA") Technical Practice Aid ("TPA") re. SOP 03-1

        In September 2004, the staff of the AICPA, aided by industry experts, issued a set of technical questions and answers on financial accounting and reporting issues related to SOP 03-1. The TPAs address a number of issues related to SOP 03-1 including when it was necessary to establish a liability in addition to the account balance for certain contracts such as single premium and universal life that meet the definition of an insurance contract and have amounts assessed against the contractholder in a manner that is expected to result in profits in earlier years and losses in subsequent years from the insurance benefit function. The impact of adopting the provisions of the TPAs did not have a material effect on the results of operations or financial position of the Company.

Pending accounting standards

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1")

        In October 2005, the AICPA issued SOP 05-1. SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. In February 2007, the AICPA issued a set of eleven TPAs that provide interpretive guidance to be utilized, if applicable, at the date of adoption. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Based on the issued standard and the TPAs released in February 2007, the Company's estimated impacts of adoption will not have a material effect on its results of operations or financial position.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 ("SFAS No. 155")

        In February 2006, the FASB issued SFAS No. 155, which permits the fair value remeasurement at the date of adoption of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under paragraph 12 or 13 of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain embedded derivatives requiring bifurcation; and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The provisions of SFAS No. 155 are effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of the first fiscal year that begins after September 15, 2006. The Company elected not to remeasure its existing hybrid financial instruments at the date of adoption that contained embedded derivatives requiring bifurcation pursuant to paragraph 12 or 13 of SFAS No. 133. The adoption of SFAS No. 155 is not expected to have a material effect on the results of operations or financial position of the Company.

Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, ("FIN 48")

        In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position's technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 will not have a material effect on the results of operations or financial position of the Company.

SFAS No. 157, Fair Value Measurements ("SFAS No. 157")

        In September 2006, the FASB issued SFAS No. 157 which redefines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in the Company's financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. Based on the Company's current use of fair value measurements, SFAS No. 157 is not expected to have a material effect on the results of operations or financial position of the Company.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159")

        In February 2007, the FASB issued SFAS No. 159 which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of a reporting entity's choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied, which has yet to be determined, as is any decision concerning the early adoption of the standard.

3.     Dispositions

Variable Annuity Business

        On June 1, 2006, the Company and its subsidiaries, ALIC and Allstate Life Insurance Company of New York ("ALNY"), completed the disposal of substantially all of Allstate Financial's variable annuity business pursuant to a definitive agreement (the "Agreement") with Prudential Financial, Inc. and its subsidiary, The Prudential Insurance Company of America (collectively "Prudential"). The disposal was effected through a combination of coinsurance and modified coinsurance reinsurance agreements (the "Reinsurance Agreements").

        As a result of the modified coinsurance reinsurance, the separate account assets remain on the Company's Consolidated Statements of Financial Position, but the related results of operations are fully reinsured to Prudential beginning on June 1, 2006 and presented net of reinsurance on the Consolidated Statements of Operations. In contrast, $1.37 billion of assets supporting general account liabilities have been transferred to Prudential, net of consideration, under the coinsurance reinsurance provisions. The general account liabilities of $1.49 billion as of December 31, 2006, however, remain on the Consolidated Statements of Financial Position with a corresponding reinsurance recoverable. For purposes of presentation in the Consolidated Statements of Cash Flows, the Company treated the reinsurance of substantially all the variable annuity business of ALIC and ALNY to Prudential as a disposition of operations, consistent with the substance of the transaction which was the disposition of a block of business accomplished through reinsurance. Accordingly, the net consideration transferred to Prudential of $744 million (computed as $1.37 billion of general account insurance liabilities transferred to Prudential on the closing date less consideration of $628 million), the cost of hedging the ceding commission received from Prudential of $69 million, pretax, and the costs of executing the transaction of $13 million, pretax, were classified as a disposition of operations in the cash flows from investing activities section of the Consolidated Statements of Cash Flows. The Reinsurance Agreements do not extinguish the Company's primary liability under the variable annuity contracts.

        Under the Agreement, the Company, ALIC and ALNY have indemnified Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of ALIC and ALNY and liabilities specifically excluded from the transaction) that ALIC and ALNY have agreed to retain. In addition, the Company, ALIC and ALNY will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of ALIC, ALNY and their agents, including in connection with ALIC's and ALNY's provision of transition services.

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

        Pursuant to the Agreement, the final market-adjusted consideration was $628 million. The disposal resulted in a gain of $77 million pretax for ALIC, which was deferred as a result of the disposition being executed through reinsurance. The deferred gain is included as a component of other liabilities and accrued expenses on the Consolidated Statements of Financial Position, and is amortized to loss on dispositions of operations on the Consolidated Statements of Operations over the life of the reinsured business which is estimated to be approximately 18 years. For ALNY, the transaction resulted in a loss of $9 million pretax. ALNY's reinsurance loss and other amounts related to the disposal of the business, including the initial costs and final market value settlements of the derivatives acquired by ALIC to economically hedge substantially all of the exposure related to market adjustments between the effective date of the Agreement and the closing of the transaction, transactional expenses incurred and amortization of ALIC's deferred reinsurance gain, were included as a component of loss on disposition of operations on the Consolidated Statements of Operations and amounted to $61 million, after-tax during 2006. During 2006, loss on disposition of operations on the Consolidated Statements of Operations included $1 million, after-tax, of amortization of ALIC's deferred gain. DAC and DSI were reduced by $726 million and $70 million, respectively, as of the effective date of the transaction for balances related to the variable annuity business subject to the Reinsurance Agreements.

        The separate account balances related to the modified coinsurance reinsurance were $15.07 billion as of December 31, 2006. Separate account balances totaling approximately $1.10 billion at December 31, 2006 relate primarily to the variable life business that is being retained by ALIC and ALNY, and some minimal variable annuity business in three affiliated companies that the Company plans to sell.

        In the five-months of 2006, prior to the disposition of substantially all of the variable annuity business, ALIC's and ALNY's variable annuity business generated approximately $127 million in contract charges. In 2005 and 2004, ALIC's and ALNY's variable annuity business generated approximately $278 million and $244 million in contract charges, respectively. The separate account balances were $14.23 billion and general account balances were $1.81 billion as of December 31, 2005.

Columbia Universal Life Insurance Company ("CUL")

        In 2004, the Company disposed of CUL, a wholly owned life insurance subsidiary reported in the Allstate Financial segment, pursuant to a stock purchase agreement with Verde Financial Corporation. As a result, the Company recognized a nominal gain on the disposition and a net tax benefit of approximately $11 million. The tax benefit was reported as a reduction of the Company's income tax expense on the Consolidated Statements of Operations. All contracts in force, primarily fixed annuity and interest-sensitive life policies written by CUL, had been ceded to ALIC or third party reinsurers prior to the disposition.

4.     Supplemental Cash Flow Information

        Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities, totaled $105 million, $95 million and $149 million for the years ended December 31, 2006, 2005 and 2004, respectively.

        Liabilities for collateral received in conjunction with the Company's securities lending and other business activities and for funds received from the Company's security repurchase business activities were $4.14 billion, $4.10 billion and $4.85 billion at December 31, 2006, 2005 and 2004, respectively, and are reported in other liabilities and accrued expenses in the Consolidated Statements of Financial Position. The accompanying cash flows are included in cash flows from operating activities in the

Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the years ended December 31 are as follows:

($ in millions)	2006	2005	2004
Net change in proceeds managed
Net change in fixed income securities	$48	$(692)	$107
Net change in short-term investments	(88)	1,444	(1,213)

Operating cash flow (used) provided	(40)	752	(1,106)
Net change in cash	(2)	—	—

Net change in proceeds managed	$(42)	$752	$(1,106)

Net change in liabilities
Liabilities for collateral and security repurchase, beginning of year	$(4,102)	$(4,854)	$(3,748)
Liabilities for collateral and security repurchase, end of year	(4,144)	(4,102)	(4,854)

Operating cash flow provided (used)	$42	$(752)	$1,106

5.     Investments

Fair values

        The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

		Gross unrealized
	Amortized cost			Fair value
($ in millions)		Gains	Losses
At December 31, 2006
U.S. government and agencies	$3,284	$758	$(9)	$4,033
Municipal	24,665	1,003	(60)	25,608
Corporate (1)	40,274	923	(372)	40,825
Foreign government	2,489	333	(4)	2,818
Mortgaged-backed securities	7,962	41	(87)	7,916
Commercial mortgage-backed securities	7,834	67	(64)	7,837
Asset-backed securities	9,202	40	(31)	9,211
Redeemable preferred stock	70	2	—	72

Total fixed income securities	$95,780	$3,167	$(627)	$98,320

At December 31, 2005
U.S. government and agencies	$3,151	$880	$(4)	$4,027
Municipal	25,621	1,152	(33)	26,740
Corporate(1)	39,140	1,334	(340)	40,134
Foreign government	2,558	400	(4)	2,954
Mortgaged-backed securities	9,123	38	(122)	9,039
Commercial mortgage-backed securities	7,004	52	(67)	6,989
Asset-backed securities	8,087	40	(44)	8,083
Redeemable preferred stock	93	6	—	99

Total fixed income securities	$94,777	$3,902	$(614)	$98,065

(1)
Amortized cost and fair value of Corporate fixed income securities include bank loans which are reflected at amortized cost of $1.03 billion and $966 million at December 31, 2006 and 2005, respectively.

Scheduled maturities

        The scheduled maturities for fixed income securities are as follows at December 31, 2006:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$2,055	$2,062
Due after one year through five years	16,647	16,823
Due after five years through ten years	22,260	22,696
Due after ten years	37,654	39,612

	78,616	81,193
Mortgage- and asset-backed securities	17,164	17,127

Total	$95,780	$98,320

        Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage- and asset-backed securities, they are not categorized by contractual maturity. The commercial mortgage-backed securities are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

        Net investment income for the years ended December 31 is as follows:

($ in millions)	2006	2005	2004
Fixed income securities	$5,404	$5,180	$4,907
Equity securities	304	249	213
Mortgage loans	545	503	456
Other	329	125	(77)

Investment income, before expense	6,582	6,057	5,499
Investment expense	(405)	(311)	(215)

Net investment income	$6,177	$5,746	$5,284

        Net investment income from equity securities includes income from partnership interests of $195 million, $138 million and $97 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Realized capital gains and losses, after-tax

        Realized capital gains and losses by security type for the years ended December 31 are as follows:

($ in millions)	2006	2005	2004
Fixed income securities	$21	$90	$167
Equity securities	371	331	416
Derivatives	(150)	134	—
Other investments	44	(6)	8

Realized capital gains and losses, pre-tax	286	549	591
Income tax expense	(100)	(189)	(199)

Realized capital gains and losses, after-tax	$186	$360	$392

        Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

($ in millions)	2006	2005	2004
Write-downs	$(47)	$(55)	$(129)
Dispositions(1)	379	619	828
Valuation of derivative instruments	26	(95)	(46)
Settlement of derivative instruments	(72)	80	(62)

Realized capital gains and losses, pre-tax	286	549	591
Income tax expense	(100)	(189)	(199)

Realized capital gains and losses, after-tax	$186	$360	$392

(1)
Dispositions include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. The Company recognized losses of $112 million and $208 million in 2006 and 2005, respectively, due to changes in intent to hold impaired securities. There were no losses recognized due to change in intent during 2004.

        Gross gains of $275 million, $506 million and $454 million and gross losses of $317 million, $192 million and $224 million were realized on sales of fixed income securities during 2006, 2005 and 2004, respectively.

Unrealized net capital gains and losses

        Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

		Gross unrealized
	Fair value			Unrealized net gains (losses)
($ in millions)		Gains	Losses
At December 31, 2006
Fixed income securities	$98,320	$3,167	$(627)	$2,540
Equity securities	7,777	1,771	(20)	1,751
Derivative instruments(1)	(16)	7	(24)	(17)

Total				4,274
Amounts recognized for:(2)
Premium deficiency reserve				(1,129)
Deferred policy acquisition and sales inducement costs				45

Total				(1,084)
Deferred income taxes				(1,116)

Unrealized net capital gains and losses				$2,074

(1)
Included in the fair value of derivative securities are $(7) million classified as assets and $9 million classified as liabilities.

(2)
See Note 2, Summary of Significant Accounting Policies for Deferred policy acquisition and sales inducement costs and Reserves for property-liability insurance claims and claims expense and life-contingent contract benefits.

		Gross unrealized
	Fair value			Unrealized net gains (losses)
($ in millions)		Gains	Losses
At December 31, 2005
Fixed income securities	$98,065	$3,902	$(614)	$3,288
Equity securities	6,164	1,313	(22)	1,291
Derivative instruments(1)	(6)	6	(12)	(6)

Total				4,573
Amounts recognized for:
Premium deficiency reserve				(1,342)
Deferred policy acquisition and sales inducement costs				(16)

Total				(1,358)
Deferred income taxes				(1,125)

Unrealized net capital gains and losses				$2,090

(1)
Included in the fair value of derivative securities are $(4) million classified as assets and $2 million classified as liabilities.

Change in unrealized net capital gains and losses

        The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

($ in millions)	2006	2005	2004
Fixed income securities	$(748)	$(1,770)	$(76)
Equity securities	460	(38)	69
Derivative instruments	(11)	11	(22)

Total	(299)	(1,797)	(29)
Amounts recognized for:
Premium deficiency reserve	213	(253)	(156)
Deferred policy acquisition and sales inducement costs	61	669	(23)

Total	274	416	(179)
Deferred income taxes	9	483	71

Decrease in unrealized net capital gains and losses	$(16)	$(898)	$(137)

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

	Less than 12 months			12 months or more
$ in millions	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses	Total unrealized losses
At December 31, 2006
Fixed income securities
U.S. government and agencies	17	$402	$(5)	26	$143	$(4)	$(9)
Municipal	503	2,319	(27)	248	1,048	(33)	(60)
Corporate	567	7,146	(95)	692	8,945	(277)	(372)
Foreign government	18	132	(1)	15	193	(3)	(4)
Mortgage-backed securities	740	1,689	(11)	1,571	3,174	(76)	(87)
Commercial mortgage-backed securities	131	1,637	(10)	230	2,363	(54)	(64)
Asset-backed securities	158	1,934	(9)	152	1,462	(22)	(31)
Redeemable preferred stock	2	12	—	—	—	—	—

Total fixed income securities	2,136	15,271	(158)	2,934	17,328	(469)	(627)
Equity securities	185	163	(13)	43	28	(7)	(20)

Total fixed income & equity securities	2,321	$15,434	$(171)	2,977	$17,356	$(476)	$(647)

Investment grade fixed income securities	2,017	$14,517	$(143)	2,867	$16,885	$(450)	$(593)
Below investment grade fixed income securities	119	754	(15)	67	443	(19)	(34)

Total fixed income securities	2,136	$15,271	$(158)	2,934	$17,328	$(469)	$(627)

At December 31, 2005
Fixed income securities
U.S. government and agencies	23	$212	$(2)	11	$41	$(2)	$(4)
Municipal	354	1,840	(17)	122	611	(16)	(33)
Corporate	1,016	12,043	(241)	190	2,268	(99)	(340)
Foreign government	41	526	(4)	2	16	—	(4)
Mortgage-backed securities	1,797	6,145	(95)	341	935	(27)	(122)
Commercial mortgage-backed securities	323	3,825	(55)	43	393	(12)	(67)
Asset -backed securities	212	2,531	(22)	75	671	(22)	(44)
Redeemable preferred stock	—	—	—	—	—	—	—

Total fixed income securities	3,766	27,122	(436)	784	4,935	(178)	(614)
Equity securities	204	291	(15)	38	32	(7)	(22)

Total fixed income & equity securities	3,970	$27,413	$(451)	822	$4,967	$(185)	$(636)

Investment grade fixed income securities	3,530	$26,101	$(401)	743	$4,642	$(150)	$(551)
Below investment grade fixed income securities	236	1,021	(35)	41	293	(28)	(63)

Total fixed income securities	3,766	$27,122	$(436)	784	$4,935	$(178)	$(614)

        As of December 31, 2006, $640 million of unrealized losses related to securities with an unrealized loss position less than 20% of cost or amortized cost, the degree of which suggests that these securities do not pose a high risk of being other than temporarily impaired. Of the $640 million, $593 million related to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's or a rating of AAA, AA, A or BBB from Standard & Poor's ("S&P"), Fitch or Dominion, or aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available. Unrealized losses on investment grade securities are principally related to rising interest rates or changes in credit spreads since the securities were acquired.

        As of December 31, 2006, the remaining $7 million of unrealized losses related to securities in unrealized loss positions greater than or equal to 20% of cost or amortized cost. Of the $7 million, $1 million related to below investment grade fixed income securities and $6 million related to equity securities. Of these amounts, none of the below investment grade fixed income securities had been in an unrealized loss position for a period of twelve months or more as of December 31, 2006. The Company expects eventual recovery of these securities. Every security was included in our portfolio monitoring process.

        As of December 31, 2006, the securities comprising the $7 million of unrealized losses were evaluated based on factors such as the financial condition and near-term and long-term prospects of the issuer and were determined to have adequate resources to fulfill contractual obligations, such as recent financings or bank loans, cash flows from operations, collateral or the position of a subsidiary with respect to its parent's bankruptcy.

        As of December 31, 2006, the Company had the intent and ability to hold the fixed income and equity securities with unrealized losses for a period of time sufficient for them to recover.

        As of December 31, 2006 and 2005, the carrying value for cost method investments was $953 million and $642 million, respectively, which primarily included limited partnership interests in fund investments. Each cost method investment was evaluated utilizing certain criteria such as a measurement of the Company's percentage share of the investee's equity relative to the carrying value and certain financial trends to determine if an event or change in circumstance occurred that could indicate an other-than-temporary impairment existed. Investments meeting any one of these criteria were further evaluated and, if it was determined that an other-than-temporary impairment existed, the investment was written down to the estimated fair value. The estimated fair value was generally based on the fair value of the underlying investments in the limited partnership funds. It is not practicable to estimate the fair value of each cost method investment in accordance with paragraphs 14 and 15 of SFAS 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107") because the investments are private in nature and do not trade frequently. In addition, the information that would be utilized to estimate fair value is not readily available. In 2006 and 2005, the Company had write-downs of $17 million and $20 million, respectively, related to cost method investments that were other-than-temporarily impaired.

Mortgage loan impairment

        A mortgage loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

        The net carrying value of impaired loans at December 31, 2006 and 2005 was $5 million and $3 million, respectively. No valuation allowances were held at December 31, 2006 or 2005 because the fair value of the collateral was greater than the recorded investment in the loans.

        Interest income for impaired loans is recognized on an accrual basis if payments are expected to continue to be received; otherwise cash basis is used. The Company recognized interest income on impaired loans of $0.4 million, $0.2 million and $2 million during 2006, 2005 and 2004, respectively. The average balance of impaired loans was $5 million, $6 million and $29 million during 2006, 2005 and 2004, respectively.

        No valuation allowances were charged to operations in 2006 or 2005. In 2004, a valuation allowance of $1 million was charged to operations and $1 million of a balance previously written off was recovered.

Investment concentration for municipal bond and commercial mortgage portfolios

        The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company's portfolio. No other state represents more than 5% of the portfolio at December 31, 2006 or 2005.

(% of municipal bond portfolio carrying value)	2006	2005
California	11.3%	12.6%
Texas	10.3	10.9
Illinois	5.8	6.7
New York	5.3	5.7
Florida	5.0	4.0

        The Company's mortgage loans are collateralized by a variety of commercial real estate property types located throughout the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The following table shows the principal geographic distribution of commercial real estate represented in the Company's mortgage portfolio. No other state represented more than 5% of the portfolio at December 31, 2006 or 2005.

(% of commercial mortgage portfolio carrying value)	2006	2005
California	18.0%	15.6%
Illinois	10.4	9.2
Texas	7.7	8.0
Pennsylvania	6.4	7.0
New York	4.7	5.3

        The types of properties collateralizing the commercial mortgage loans at December 31 are as follows:

(% of commercial mortgage portfolio carrying value)	2006	2005
Office buildings	34.8%	32.5%
Retail	25.4	22.6
Warehouse	20.8	23.4
Apartment complex	15.3	17.8
Industrial	1.0	1.2
Other	2.7	2.5

Total	100.0%	100.0%

        The contractual maturities of the commercial mortgage loan portfolio as of December 31, 2006 for loans that were not in foreclosure are as follows:

($ in millions)	Number of loans	Carrying value	Percent
2007	43	$311	3.3%
2008	76	609	6.4
2009	128	1,313	13.9
2010	107	1,395	14.7
2011	108	1,422	15.0
Thereafter	494	4,412	46.7

Total	956	$9,462	100.0%

        In 2006, $419 million of commercial mortgage loans were contractually due. Of these, 70% were paid as due, 24% were refinanced at prevailing market terms and 6% were extended for less than one year. None were foreclosed or in the process of foreclosure, and none were in the process of refinancing or restructuring discussions.

        At December 31, 2006, the carrying value of participation in pools of residential mortgage loans outstanding was $5 million.

Concentration of Credit Risk

        At December 31, 2006, the Company is not exposed to any credit concentration of risk of a single issuer and its affiliates greater than 10% of the Company's shareholders' equity.

Securities loaned and security repurchase and resale

        The Company's business activities include securities lending programs with third parties, mostly large brokerage firms. At December 31, 2006 and 2005, fixed income securities with a carrying value of $3.59 billion and $3.26 billion, respectively, were on loan under these agreements. In return, the Company receives cash that it invests and includes in short-term investments and fixed income securities, with an offsetting liability recorded in other liabilities and accrued expenses to account for the Company's obligation to return the collateral. Interest income on collateral, net of fees, was $10 million, $8 million and $6 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

        As part of its business activities, the Company sells securities under agreements to repurchase, primarily including a mortgage dollar roll program, and programs to purchase securities under agreements to resell. At December 31, 2006 and 2005, the Company had $196 million and $444 million, respectively, of securities that were subject to repurchase agreements. Of these securities, none were subject to resale agreements in 2006 and $45 million were subject to resale agreements in 2005. As part of these programs, the Company receives cash or securities that it invests or holds in short-term or fixed income securities. For repurchase agreements, an offsetting liability is recorded in other liabilities and accrued expenses to account for the Company's obligation to return these funds. Interest income recorded as a result of the program was $3 million, $21 million and $47 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Other investment information

        Included in fixed income securities are below investment grade assets totaling $5.37 billion and $5.13 billion at December 31, 2006 and 2005, respectively.

        At December 31, 2006, fixed income securities with a carrying value of $257 million were on deposit with regulatory authorities as required by law.

        At December 31, 2006, the carrying value of fixed income securities that were non-income producing was $68 million. No other investments were non-income producing at December 31, 2006.

6.     Financial Instruments

        In the normal course of business, the Company invests in various financial assets, incurs various financial liabilities and enters into agreements involving derivative financial instruments and other off-balance-sheet financial instruments. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including DAC and DSI, property and equipment, net and reinsurance recoverables, net) and liabilities (including reserve for property-liability insurance claims and claims expense, reserve for life-contingent contract benefits, contract-holder funds pertaining to interest-sensitive life contracts and deferred income taxes) are not included in accordance with SFAS No. 107. Other assets and liabilities considered financial instruments such as premium installment receivables, accrued investment income, cash and claim payments outstanding are generally of a short-term nature. Their carrying values are deemed to approximate fair value.

Financial assets

	December 31, 2006		December 31, 2005
($ in millions)	Carrying value	Fair value	Carrying value	Fair value
Fixed income securities	$98,320	$98,320	$98,065	$98,065
Equity securities	7,777	7,777	6,164	6,164
Mortgage loans	9,467	9,536	8,748	8,931
Short-term investments	2,430	2,430	3,470	3,470
Policy loans	991	991	1,245	1,245
Separate Accounts	16,174	16,174	15,235	15,235

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

Financial liabilities

	December 31, 2006		December 31, 2005
($ in millions)	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$52,182	$50,043	$51,179	$49,193
Short-term debt	12	12	413	413
Long-term debt	4,650	4,744	4,887	5,058
Liability for collateral and repurchase agreements	4,144	4,144	4,102	4,102
Separate Accounts	16,174	16,174	15,235	15,235

        Contractholder funds include interest-sensitive life insurance contracts and investment contracts. Interest-sensitive life insurance contracts are not considered financial instruments subject to fair value disclosure requirements. The fair value of investment contracts is based on the terms of the underlying contracts. Fixed annuities are valued at the account balance less surrender charges. Immediate annuities without life contingencies and funding agreements are valued at the present value of future benefits using current interest rates. Market value adjusted annuities' fair value is estimated to be the market adjusted surrender value. Equity-indexed annuity contracts' fair value approximates carrying value since the embedded equity options are carried at fair value in the consolidated financial statements.

        Short-term debt is valued at cost or amortized cost that approximates fair value due to its short-term nature. The fair value of long-term debt is based on quoted market prices or, in certain cases, is determined using discounted cash flow calculations based on interest rates of comparable instruments. Liability for collateral and repurchase agreements is valued at carrying value due to its short-term nature. Separate accounts liabilities are carried at the fair value of the underlying assets.

Derivative financial instruments

        The Company primarily uses derivatives for risk reduction and asset replication. In addition, the Company has derivatives embedded in financial instruments, which are required to be separated and accounted for as derivative instruments. With the exception of derivatives used for asset replication and embedded derivatives which are required to be separated, all of the Company's derivatives are evaluated for their ongoing effectiveness as either accounting or non-hedge derivative financial instruments on at least a quarterly basis (see Note 2). The Company does not use derivatives for trading purposes. Non-hedge accounting is used for "portfolio" level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements prescribed in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") to permit the application of SFAS 133's hedge accounting model. The principal benefit of a "portfolio" level strategy is in its cost savings through its ability to use fewer derivatives with larger notional amounts.

        Asset-liability management is a risk management strategy that is principally employed by Allstate Financial to align the respective interest-rate sensitivities of its assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps and floors are acquired to change the interest rate characteristics of existing assets and liabilities to ensure a properly matched relationship is maintained and to reduce exposure to rising or falling interest rates. Allstate Financial uses financial futures to hedge anticipated asset and liability purchases and financial futures and options for hedging the Company's equity exposure contained in equity indexed and variable annuity product contracts that offer equity returns to contractholders. In addition, Allstate Financial also uses interest rate swaps to hedge interest rate risk inherent in funding agreements and foreign currency swaps primarily to reduce the foreign currency risk associated with issuing foreign currency denominated funding agreements.

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

        Portfolio duration management is a risk management strategy that is principally employed by Property-Liability wherein, depending on the current portfolio duration relative to a designated target and the expectations of future interest rate movements, the Company uses financial futures to change the duration of the portfolio to mitigate the exposure that interest rates would otherwise have on the market value of its fixed income securities.

        Property-Liability also uses futures to hedge the market risk related to deferred compensation liability contracts and equity index futures to lock-in equity gains.

        Allstate Financial and Property-Liability have derivatives that are embedded in non-derivative "host" contracts. The Company's primary embedded derivatives are conversion options in fixed income investments, which provide the Company with the right to convert the instrument into a predetermined number of shares of common stock; equity options in annuity product contracts, which provide equity returns to contractholders; and equity-indexed notes containing equity call options, which provide a coupon payout based upon one or more indices.

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

        Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive (pay) to terminate the derivative contracts at the reporting date. For exchange traded derivative contracts, the fair value is based on dealer or exchange quotes. The exchange requires margin deposits as well as daily cash settlements of margin. As of December 31, 2006, the Company pledged $61 million of securities in the form of margin deposits. The fair value of non-exchange traded derivative contracts, including embedded derivative financial instruments subject to bifurcation, is based on either independent third party pricing sources, including broker quotes, or widely accepted pricing and valuation models which use independent third party data as inputs.

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

	2006				2005
		Fair value				Fair value
									Net impact to pretax income
	Notional amount	Fair value hedge	Cash flow hedge	Non- hedge	Notional amount	Fair value hedge	Cash flow hedge	Non- hedge
									2006	2005	2004
Allstate Financial
Risk reduction
Interest rate exposure	$25,819	$24	$—	$43	$22,304	$12	$—	$82	$(45)	$(161)	$(241)
Macro hedging	3,425	—	—	1	3,319	—	—	1	16	(9)	(32)
Hedging of equity exposure in annuity contracts	4,722	—	—	125	4,523	—	—	66	103	20	53
Hedging interest rate and foreign currency risk inherent in funding agreements	1,948	366	—	—	2,501	327	—	—	13	77	143
Other	470	3	(17)	(4)	642	3	(6)	(1)	(75)	(10)	(8)
Asset replication	395	—	—	2	432	—	—	—	4	2	1
Embedded derivatives
Convertibles	488	—	—	187	453	—	—	159	51	27	14
Equity indexed notes	625	—	—	305	325	—	—	133	49	19	—
Annuity contracts	6,122	—	—	(171)	4,494	—	—	(113)	(57)	(8)	13
Other	14	—	—	—	12	—	—	—	—	—	—

Total Allstate Financial	44,028	393	(17)	488	39,005	342	(6)	327	59	(43)	(57)
Property-liability
Risk reduction
Adjusting portfolio duration	750	—	—	1	310	—	—	—	(1)	26	(71)
Hedging deferred compensation	131	—	—	(1)	118	—	—	—	13	2	12
Hedging unrealized gains on equity securities	750	—	—	3	—	—	—	—	(16)	—	—
Asset replication	77	—	—	—	90	—	—	—	2	—	—
Embedded derivatives
Convertibles	901	—	—	349	800	—	—	284	76	40	28
Commodity derivatives for excess return	579	—	—	—	329	—	—	(1)	(111)	(8)	—
Other	332	—	—	1	196	—	—	1	(5)	(5)	—

Total Property-liability	3,520	—	—	353	1,843	—	—	284	(42)	55	(31)
Corporate and other
Risk reduction
Hedging interest rate exposure in debt	—	—	—	—	550	(12)	—	—	(13)	(5)	7
Other	—	—	—	—	—	—	—	—	—	—	—

Total Corporate and other	—	—	—	—	550	(12)	—	—	(13)	(5)	7

Total	$47,548	$393	$(17)	$841	$41,398	$330	$(6)	$611	$4	$7	$(81)

        Derivative instruments are recorded at fair value and presented in the Consolidated Statements of Financial Position as of December 31, as follows:

	Carrying value
	Assets		(Liabilities)
($ in millions)	2006	2005	2006	2005
Fixed income securities	$840	$575	$—	—
Other investments	673	525	—
Other assets	3	3	—	—
Contractholder funds	—	—	(171)	(113)
Other liabilities and accrued expenses	—	—	(128)	(55)

Total	$1,516	$1,103	$(299)	(168)

        For cash flow hedges, unrealized net pre-tax losses included in accumulated other comprehensive income were $(17) million and $(6) million at December 31, 2006 and 2005, respectively. The net pre-tax changes in accumulated other comprehensive income due to cash flow hedges resulted from changes in fair value of $(11) million, $11 million and $(19) million in 2006, 2005 and 2004, respectively, and the amortization of gains and (losses) to income of $3 million in 2004. Amortization to net income of accumulated other comprehensive income related to cash flow hedges is expected to be less than $1 million in 2007.

        The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at December 31, 2006.

			Carrying value
	Notional amount	Fair value
($ in millions)			Assets	(Liabilities)
Interest rate contracts
Interest rate swap agreements	$14,929	$24	$31	$(7)
Financial futures contracts	3,976	1	1	—
Interest rate cap and floor agreements	12,065	28	27	1

Total interest rate contracts	30,970	53	59	(6)
Equity and index contracts
Options, financial futures and warrants	5,403	127	236	(109)
Foreign currency contracts
Foreign currency swap agreements	1,551	362	375	(13)
Foreign currency forwards and options	158	2	2	—
Foreign currency futures contracts	—	—	—	—

Total foreign currency contracts	1,709	364	377	(13)
Credit default swaps used for asset replication	472	2	1	1
Commodity index excess return swaps and futures	578	—	—	—
Embedded derivative financial instruments
Guaranteed accumulation benefit	1,608	7	—	7
Guaranteed withdrawal benefit	1,067	1	—	1
Conversion options in fixed income securities	1,390	535	535	—
Equity-indexed call options in fixed income securities	625	305	305	—
Equity-indexed and forward starting options in life and annuity product contracts	3,343	(189)	—	(189)
Other embedded derivative financial instruments	104	10	—	10

Total embedded derivative financial instruments	8,137	669	840	(171)
Other derivative financial instruments	279	2	3	(1)

Total derivative financial instruments	$47,548	$1,217	$1,516	$(299)

        The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at December 31, 2005.

			Carrying value
	Notional amount	Fair value
($ in millions)			Assets	(Liabilities)
Interest rate contracts
Interest rate swap agreements	$12,062	$31	$49	$(18)
Financial futures contracts	4,499	2	2	—
Interest rate cap and floor agreements	10,792	51	49	2

Total interest rate contracts	27,353	84	100	(16)
Equity and index contracts
Options, financial futures and warrants	4,073	68	103	(35)
Foreign currency contracts
Foreign currency swap agreements	2,765	321	323	(2)
Foreign currency forwards and options	102	(1)	—	(1)
Foreign currency futures contracts	31	—	—	—

Total foreign currency contracts	2,898	320	323	(3)
Credit default swaps used for asset replication	522	—	—	—
Commodity index excess return swaps and futures	329	(1)	—	(1)
Embedded derivative financial instruments
Guaranteed accumulation benefit	1,208	2	—	2
Guaranteed withdrawal benefit	532	—	—	—
Conversion options in fixed income securities	1,253	442	442	—
Equity-indexed call options in fixed income securities	325	133	133	—
Equity-indexed and forward starting options in life and annuity product contracts	2,650	(120)	—	(120)
Other embedded derivative financial instruments	132	4	(1)	5

Total embedded derivative financial instruments	6,100	461	574	(113)
Other derivative financial instruments	123	3	3	—

Total derivative financial instruments	$41,398	$935	$1,103	$(168)

        The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements and obtaining collateral where appropriate. The Company uses master netting agreements for over-the-counter derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap and certain option agreements. These agreements permit either party to net payments due for transactions covered by the agreements. Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of December 31, 2006, counterparties pledged $361 million in cash to the Company and the Company pledged $10 million in securities to counterparties. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives including futures and certain option contracts are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any associated potential credit risk.

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

        The following table summarizes the counterparty credit exposure by counterparty credit rating at December 31, as it relates to interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap and certain option agreements.

($ in millions)	2006				2005
Rating(1)	Number of counter- parties	Notional amount	Credit exposure(2)	Exposure, net of collateral(2)	Number of counter- parties	Notional amount	Credit exposure(2)	Exposure, net of collateral(2)
AAA	1	$457	$10	$10	1	$484	$10	$10
AA	5	8,681	139	33	5	6,272	123	25
AA-	7	8,116	202	21	4	3,576	15	15
A+	3	12,688	86	20	6	16,206	273	23
A	—	—	—	—	1	30	—	—

Total	16	$29,942	$437	$84	17	$26,568	$421	$73

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

Off-balance-sheet financial instruments and investment VIEs not consolidated

        The contractual amounts and fair values of off-balance-sheet financial instruments at December 31 are as follows:

	2006		2005
(in millions)	Contractual amount	Fair value	Contractual amount	Fair value
Commitments to invest	$1,430	$—	$1,172	$—
Private placement commitments	112	—	205	—
Commitments to extend mortgage loans	572	6	407	4

        In the above table, the contractual amounts represent the amount at risk if the contract is fully drawn upon, the counterparty defaults and the value of any underlying security becomes worthless. Unless noted otherwise, the Company does not require collateral or other security to support off-balance-sheet financial instruments with credit risk.

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

        In 2006, the Company established an investment management variable interest entity ("VIE") that holds assets under the management of Allstate Investment Management Company ("AIMCO"), a subsidiary of the Company, on behalf of unrelated third party investors. The VIE had assets consisting primarily of investment securities and cash totaling $401 million and liabilities, primarily long-term debt, totaling $378 million at December 31, 2006. The Company does not consolidate the VIE because it is not the primary beneficiary. The Company's maximum loss exposure related to its investment in the VIE is the current carrying value of its investment, which was $16 million at December 31, 2006.

        The Company has an investment in a second investment management VIE, which was established in 2005 and holds assets under the management of AIMCO on behalf of unrelated third party investors. The VIE had assets consisting primarily of investment securities and cash totaling $335 million and liabilities, primarily long-term debt, totaling $313 million at December 31, 2006. The Company does not consolidate the VIE because it is not the primary beneficiary. The Company's maximum loss exposure related to its investment in the VIE is the current carrying value of its investment, which was $10 million at December 31, 2006.

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

        Activity in the reserve for property-liability insurance claims and claims expense is summarized as follows:

(in millions)	2006	2005	2004
Balance at January 1	$22,117	$19,338	$17,714
Less reinsurance recoverables	3,186	2,577	1,734

Net balance at January 1	18,931	16,761	15,980

Incurred claims and claims expense related to:
Current year	16,988	21,643	18,073
Prior years	(971)	(468)	(230)

Total incurred	16,017	21,175	17,843

Claims and claims expense paid related to:
Current year	10,386	12,340	10,989
Prior years	7,952	6,665	6,073

Total paid	18,338	19,005	17,062

Net balance at December 31	16,610	18,931	16,761
Plus reinsurance recoverables	2,256	3,186	2,577

Balance at December 31	$18,866	$22,117	$19,338

        Incurred claims and claims expense represents the sum of paid losses and reserve changes in the calendar year. This expense includes losses from catastrophes of $810 million, $5.67 billion and $2.47 billion in 2006, 2005 and 2004, respectively, net of reinsurance and other recoveries (see Note 9). In 2005, losses from catastrophes included $5.00 billion, net of recoveries, related to Hurricanes Katrina, Rita and Wilma. In 2004, losses from catastrophes included $2.00 billion, net of recoveries, related to Hurricanes Charley, Frances, Ivan and Jeanne. These estimates include net losses in personal lines auto and property policies and net losses on commercial policies. Included in 2006 and 2005 losses from catastrophes are accruals for assessments from Citizens Property Insurance Corporation in the state of Florida ("FL Citizens") and various other facilities (see Note 13).

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

        During 2006, incurred claims and claims expense related to prior years was primarily composed of net decreases in auto reserves of $737 million due to claim severity development that was better than expected, and late reported loss development that was better than expected due to lower frequency trends in recent years, decreases in homeowners reserves of $244 million due to catastrophe loss reestimates, claim severity development, and late reported loss development that were better than expected, and decreases in other reserves of $122 million due to catastrophe loss reestimates and commercial lines loss development that was better than expected, offset by increases in asbestos reserves of $86 million. Claims and claims expense during 2006 includes favorable catastrophe loss reestimates of $223 million, net of reinsurance and other recoveries, including a $63 million reduction related to the Company's assessment from FL Citizens and $62 million due to recoupments of prior year assessments from FL Citizens and Citizens Property Insurance Corporation in Louisiana ("LA Citizens"). See Note 13 for further disclosure of our FL Citizens accrual.

        During 2005, incurred claims and claims expense related to prior years was primarily composed of net decreases in auto reserves of $661 million due to auto injury severity development that was better than expected and late reported loss development that was better than expected due to lower frequency trends in recent years, and increases in asbestos reserves of $139 million. Incurred claims and claims expense related to prior years also included $66 million of homeowners losses related to 2004 hurricanes of which $31 million was a FL Citizens assessment that was accruable in 2005.

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

        Management believes that the reserve for property-liability claims and claims expense, net of recoverables, is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by that date based on available facts, technology, laws and regulations.

        For further discussion of asbestos and environmental reserves, see Note 13.

8.     Reserves for Life-Contingent Contract Benefits and Contractholder Funds

        At December 31, the reserve for life-contingent contract benefits consists of the following:

(in millions)	2006	2005
Immediate annuities:
Structured settlement annuities	$6,950	$6,813
Other immediate annuities	2,323	2,420
Traditional life	2,424	2,282
Other	1,089	967

Total reserve for life-contingent contract benefits	$12,786	$12,482

        The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

Product	Mortality	Interest rate	Estimation method
Structured settlement annuities	U.S. population with projected calendar year improvements; mortality rates adjusted for each impaired life based on reduction in life expectancy and nature of impairment	Interest rate assumptions range from 4.1% to 11.7%	Present value of contractually specified future benefits
Other immediate annuities	1983 group annuity mortality table 1983 individual annuity mortality table 1983-a annuity mortality table	Interest rate assumptions range from 1.9% to 11.5%	Present value of expected future benefits based on historical experience
Traditional life	Actual company experience plus loading	Interest rate assumptions range from 4.0% to 11.3%	Net level premium reserve method using the Company's withdrawal experience rates
Other:
Variable annuity guaranteed minimum death benefits	90% of 1994 group annuity mortality table with internal modifications	Interest rate assumptions range from 6.5% to 7.0%	Projected benefit ratio applied to cumulative assessments
Accident & health	Actual company experience plus loading		Unearned premium; additional contract reserves for traditional life

        To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve has been recorded for certain immediate annuities with life contingencies. A liability of $1.13 billion and $1.34 billion is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2006 and 2005, respectively. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

        At December 31, contractholder funds consist of the following:

(in millions)	2006	2005
Interest-sensitive life	$9,050	$8,842
Investment contracts:
Fixed annuities	39,316	37,493
Funding agreements backing medium-term notes	12,787	12,454
Other investment contracts	105	369
Allstate Bank deposits	773	882

Total contractholder funds	$62,031	$60,040

        The following table highlights the key contract provisions relating to contractholder funds:

Product	Interest rate	Withdrawal/Surrender charges
Interest-sensitive life	Interest rates credited range from 2.0% to 6.0%	Either a percentage of account balance or dollar amount grading off generally over 20 years
Fixed annuities	Interest rates credited range from 1.3% to 11.5% for immediate annuities and 0% to 10% for fixed annuities (which include equity-indexed annuities whose returns are indexed to the S&P 500)
Either a declining or a level percentage charge generally over nine years or less. Additionally, approximately 28.3% of fixed annuities are subject to market value adjustment for discretionary withdrawals.
Funding agreements backing medium-term notes	Interest rates credited range from 2.5% to 7.0% (excluding currency-swapped medium-term notes)	Not applicable
Other investment contracts:
Variable guaranteed minimum income benefit(1) and secondary guarantees on interest-sensitive life and fixed annuities	Interest rates used in establishing reserves range from 1.8% to 10.3%	Withdrawal and surrender charges are based on the terms of the related interest-sensitive life or fixed annuity contract.
Guaranteed investment contracts	Interest rates credited range From 3.7% to 7.7%	Generally not subject to discretionary withdrawal
Other investment contracts	Not applicable	Not applicable
Allstate Bank	Interest rates credited range from 0% to 5.5%	A percentage of principal balance for time deposits withdrawn prior to maturity

(1)
In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with Prudential (see Note 3).

        Contractholder funds include funding agreements held by VIEs issuing medium-term notes. The VIEs are Allstate Life Funding, LLC, Allstate Financial Global Funding, LLC, Allstate Life Global Funding and Allstate Life Global Funding II, and their primary assets are funding agreements used exclusively to back medium-term note programs.

        Contractholder funds activity for the years ended December 31 is as follows:

(in millions)	2006	2005
Balance, beginning of year	$60,040	$55,709
Deposits	10,478	12,381
Interest credited	2,666	2,404
Benefits	(1,517)	(1,348)
Surrenders and partial withdrawals	(5,945)	(4,734)
Maturities of institutional products	(2,726)	(3,090)
Net transfers to separate accounts	(145)	(339)
Contract charges	(749)	(698)
Fair value hedge adjustments for institutional products	38	(289)
Other adjustments	(109)	44

Balance, end of year	$62,031	$60,040

        The Company offers various guarantees to variable annuity contractholders including a return of no less than (a) total deposits made on the contract less any customer withdrawals, (b) total deposits made on the contract less any customer withdrawals plus a minimum return or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees included benefits that are payable in the event of death (death benefits), upon annuitization (income benefits), upon periodic withdrawal (withdrawal benefits), or at specified dates during the accumulation period (accumulation benefits). Liabilities for variable contract guarantees related to death benefits are included in reserve for life-contingent contract benefits and the liabilities related to the income, withdrawal and accumulation benefits are included in contractholder funds in the Consolidated Statements of Financial Position. All liabilities for variable contracts guarantees are reported on a gross basis on the balance sheet with a corresponding reinsurance recoverable asset for those contracts subject to the Prudential Reinsurance Agreements as disclosed in Note 3.

        Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. The account balances of variable annuities contracts' separate accounts with guarantees included $14.64 billion and $13.90 billion of equity, fixed income and balanced mutual funds and $674 million and $580 million of money market mutual funds at December 31, 2006 and 2005, respectively.

        The table below presents information regarding the Company's variable annuity contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

	December 31,
($ in millions)	2006	2005
In the event of death
Separate account value	$15,269	$14,465
Net amount at risk(1)	$1,068	$1,521
Average attained age of contractholders	65 years	65 years
At annuitization
Separate account value	$3,830	$3,836
Net amount at risk(2)	$64	$45
Weighted average waiting period until annuitization options available	4 years	6 years
For cumulative periodic withdrawals
Separate account value	$1,041	$508
Net amount at risk(3)	$—	$—
Accumulation at specified dates
Separate account value	$1,595	$1,175
Net amount risk(4)	$—	$—
Weighted average waiting period until guarantee date	11 years	11 years

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

        Pursuant to the adoption of SOP 03-1 in 2004, the liability for death and income benefit guarantees was established equal to a benefit ratio multiplied by the cumulative contract charges earned, plus accrued interest less contract benefit payments. The benefit ratio is calculated as the estimated present value of all expected contract benefits divided by the present value of all expected contract charges. The establishment of reserves for these guarantees requires the projection of future separate account fund performance, mortality, persistency and customer benefit utilization rates. These assumptions are periodically reviewed and updated. For guarantees related to death benefits, benefits represent the current guaranteed minimum death benefit payments in excess of the current account balance. For guarantees related to income benefits, benefits represent the present value of the minimum guaranteed annuitization benefits in excess of the current account balance.

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

        The following table summarizes the liabilities for guarantees:

(in millions)	Liability for guarantees related to death benefits and interest- sensitive life products	Liability for guarantees related to income benefits	Liability for guarantees related to accumulation benefits	Total
Balance at December 31, 2004	$95	$46	$(1)	$140
Less reinsurance recoverables	(10)	—	—	(10)

Net balance at December 31, 2004	85	46	(1)	130
Incurred guaranteed benefits	50	6	(1)	55
Paid guarantee benefits	(48)	—	—	(48)

Net change	2	6	(1)	7
Net balance at December 31, 2005	87	52	(2)	137
Plus reinsurance recoverables	10	—	—	10

Balance, December 31, 2005(1)	$97	$52	$(2)	$147

Less reinsurance recoverables	(10)	—	—	(10)

Net balance at December 31, 2005	87	52	(2)	137
Variable annuity business disposition related reinsurance recoverables	(75)	(23)	12	(86)
Incurred guaranteed benefits	23	(2)	(10)	11
Paid guarantee benefits	(17)	(2)	—	(19)

Net change	(69)	(27)	2	(94)
Net balance at December 31, 2006	18	25	—	43
Plus reinsurance recoverables	96	23	(8)	111

Balance, December 31, 2006(2)	$114	$48	$(8)	$154

(1)
Included in the total liability balance at December 31, 2005 are reserves for variable annuity death benefits of $77 million, variable annuity income benefits of $20 million, variable annuity accumulation benefits of $(2) million and other guarantees of $52 million.

(2)
Included in the total liability balance at December 31, 2006 are reserves for variable annuity death benefits of $89 million, variable annuity income benefits of $20 million, variable annuity accumulation benefits of $(8) million and other guarantees of $53 million.

9.     Reinsurance

        The effects of reinsurance on property-liability premiums written and earned and life and annuity premiums and contract charges for the years ended December 31 are as follows:

(in millions)	2006	2005	2004
Property-liability insurance premiums written
Direct	$28,601	$27,094	$25,262
Assumed	44	873	1,711
Ceded	(1,119)	(576)	(442)

Property-liability insurance premiums written, net of reinsurance	$27,526	$27,391	$26,531

Property-liability insurance premiums earned
Direct	$28,437	$26,514	$24,574
Assumed	45	1,111	1,814
Ceded	(1,113)	(586)	(399)

Property-liability insurance premiums earned, net of reinsurance	$27,369	$27,039	$25,989

Life and annuity premiums and contract charges
Direct	$2,736	$2,665	$2,628
Assumed	43	80	52
Ceded	(815)	(696)	(608)

Life and annuity premiums and contract charges, net of reinsurance	$1,964	$2,049	$2,072

Property-Liability

        The Company purchases reinsurance after evaluating the financial condition of the reinsurer, as well as the terms and price of coverage. Developments in the insurance and reinsurance industries have fostered a movement to segregate environmental, asbestos and other discontinued lines exposures into separate legal entities with dedicated capital. Regulatory bodies in certain cases have supported these actions. The Company is unable to determine the impact, if any, that these developments will have on the collectibility of reinsurance recoverables in the future.

Property-Liability Reinsurance Recoverable

        Total amounts recoverable from reinsurers at December 31, 2006 and 2005 were $2.33 billion and $3.37 billion, respectively, including $78 million and $185 million, respectively, related to property-liability losses paid by the Company and billed to reinsurers, and $2.26 billion and $3.19 billion, respectively, estimated by the Company with respect to ceded unpaid losses (including IBNR), which are not billable until the losses are paid.

        With the exception of the recoverable balances from the Michigan Catastrophic Claim Association ("MCCA"), Florida Hurricane Catastrophe Fund ("FHCF"), National Flood Insurance Program ("NFIP"), Lloyd's of London and other industry pools and facilities, as disclosed below, the largest reinsurance recoverable balance the Company had outstanding was $85 million and $91 million from Employers' Reinsurance Company at December 31, 2006 and 2005. No other amount due or estimated to be due from any single property-liability reinsurer was in excess of $67 million and $57 million at December 31, 2006 and 2005, respectively.

        At December 31, 2006 and 2005, Allstate Texas Lloyd's ("ATL"), a syndicate insurance company, had $58 million and $250 million, respectively, of reinsurance recoverable on the Texas excess catastrophe loss treaty related to losses incurred from Hurricane Rita. ATL cedes 100% of its business net of reinsurance with external parties to AIC.

        The allowance for uncollectible reinsurance was $235 million and $213 million at December 31, 2006 and 2005, respectively, and is related to the Company's Discontinued Lines and Coverages segment. There were $32 million of additions and $10 million of net recoveries in 2006, and $17 million of net recoveries in 2005.

Industry Pools and Facilities

        Reinsurance recoverable on paid and unpaid claims including IBNR at December 31, 2006 and 2005 include $1.02 billion and $1.04 billion, respectively, from the MCCA. The MCCA, established in 1978, is a mandatory reinsurance mechanism for personal injury protection losses over a retention level that increases each MCCA fiscal year. The retention levels are $375 thousand per claim and $400 thousand per claim for the fiscal years ending June 30, 2006 and 2007, respectively. The MCCA is funded by assessments from member companies who, in turn, can recover assessments from policyholders.

        Ceded premiums earned under the FHCF agreement were $49 million, $45 million and $37 million in 2006, 2005 and 2004, respectively. Ceded losses incurred include $146 million, $197 million and $703 million in 2006, 2005 and 2004, respectively. The Company has access to reimbursement provided by the FHCF for 90% of qualifying personal property losses that exceed its current estimated retention of $254 million for the two largest hurricanes and $85 million for other hurricanes, up to an estimated maximum total of $753 million effective from June 1, 2006 to May 31, 2007. Estimates of residential property losses for Hurricane Wilma in 2005 exceeded the Company's FHCF retention. Reinsurance recoverables include $70 million and $229 million recoverable from the FHCF for qualifying property losses related to the 2005 and 2004 hurricanes at December 31, 2006 and 2005, respectively.

        Allstate sells and administers policies as a participant in the NFIP. The total amounts recoverable at December 31, 2006 and 2005 were $33 million and $743 million, respectively. Ceded premiums earned include $232 million, $199 million and $181 million in 2006, 2005 and 2004, respectively. Ceded losses incurred include $32 million, $3.30 billion and $171 million, in 2006, 2005 and 2004, respectively. Under the arrangement, the Federal Government is obligated to pay all claims.

Catastrophe reinsurance

        The Company has multi-year reinsurance treaties, effective from June 1, 2005 to May 31, 2008, that cover excess catastrophe losses in Connecticut, New Jersey, New York, and Texas. The Company also has an excess of loss agreement, effective from June 1, 2005 to May 31, 2007, that covers excess catastrophe losses in Florida. On May 31, 2006, the Company terminated its previously existing multi-year treaties, effective June 1, 2005, in North Carolina and South Carolina. The Company entered into the following reinsurance agreements effective from June 1, 2006 to May 31, 2007: aggregate excess of loss agreement that covers storms named or numbered by the National Weather Service, earthquakes, and fires following earthquakes for personal lines auto and property business countrywide except for Florida; New Jersey excess of loss agreement that covers personal property catastrophe losses in excess of the New Jersey multi-year agreement entered into in 2005; South-East agreement that covers personal property excess catastrophe losses for storms named or numbered by the National Weather Service in 10 Atlantic and Gulf states and the District of Columbia; and four reinsurance agreements entered into by Allstate Floridian Insurance Company ("AFIC"), a subsidiary of the Company that sells and services residential property policies in the state of Florida, for personal property excess catastrophe losses in Florida. The Company also entered into a California Fire Following agreement, effective from February 1, 2006 to

May 31, 2008, that covers personal property excess catastrophe losses in California for fires following earthquakes. Under these contracts, the Company ceded premiums earned of $521 million and $111 million in the years ended December 31, 2006 and 2005.

Florida

        During 2006, AFIC entered into a 100% quota share reinsurance agreement with Royal Palm Insurance Company ("Royal Palm") on selected personal property policies written in Florida. AFIC plans to no longer offer coverage on these policies after their contract terms expire, at which time Royal Palm may offer coverage to these policyholders. Any qualifying recoveries from the FHCF and the existing excess of loss agreement will be shared with Royal Palm under this agreement. Subject to the agreement, in 2006 AFIC ceded $63 million of unearned premiums and the related transfer of cash was recorded in cash flows from operating activities in the Company's Consolidated Statements of Cash Flows. AFIC is also ceding premiums and losses on these policies through their expiration under an indemnity reinsurance agreement totaling $81 million of premiums written, $84 million of premiums earned and $16 million of incurred losses during 2006.

        During 2005, AFIC reached a definitive agreement for a portion of its existing customers to have new policies available from Universal Insurance Company of North America, a non-affiliate, when their existing policies expire and are not renewed. AFIC is also ceding premiums and losses on these policies through their expiration under an indemnity reinsurance agreement. Subject to the agreement, AFIC ceded premiums written of $67 million in 2005, $14 million and $51 million of premiums earned and $5 million and $42 million of claims and claims expense in 2006 and 2005, respectively, related to these policies.

Asbestos, Environmental and Other

        Reinsurance recoverables include $271 million and $247 million from Lloyd's of London at December 31, 2006 and 2005, respectively. Lloyd's of London implemented a restructuring plan in 1996 to solidify its capital base and to segregate claims for years prior to 1993. In addition, efforts have been recently made by Lloyd's of London to impose increased documentation standards on reinsurance claims and to secure additional reinsurance. The impact, if any, of the restructuring and related actions on the collectibility of the recoverable from Lloyd's of London is uncertain at this time. The recoverable from Lloyd's of London syndicates is spread among thousands of investors who have unlimited liability.

Allstate Financial

        The Company's Allstate Financial segment reinsures certain of its risks to other insurers primarily under yearly renewable term, coinsurance, modified coinsurance and coinsurance with funds withheld agreements. These agreements result in a passing of the agreed-upon percentage of risk to the reinsurer in exchange for negotiated reinsurance premium payments. Modified coinsurance and coinsurance with funds withheld are similar to coinsurance except that the cash and investments that support the liability for contract benefits are not transferred to the assuming company and settlements are made on a net basis between the companies. Allstate Financial cedes 100% of the morbidity risk on substantially all of its long-term care contracts. Allstate Financial cedes specified percentages of the mortality risk on certain life policies, depending upon the issue date and product, to a pool of fourteen unaffiliated reinsurers.    Beginning in 2006, Allstate Financial increased its mortality risk retention to $5 million per life for certain insurance applications meeting specific criteria. Prior to 2006, but subsequent to October 1998, Allstate Financial ceded mortality risk on new life contracts that exceeded $2 million per life for individual coverage. For business sold prior to October 1998, Allstate Financial ceded mortality risk in excess of specific amounts up to $1 million per life for individual coverage.

        In addition, Allstate Financial has used reinsurance to effect the acquisition or disposition of certain blocks of business. As of December 31, 2006, Allstate Financial had reinsurance recoverables of $1.49 billion due from Prudential related to the disposal of substantially all of its variable annuity business that was effected through Reinsurance Agreements (see Note 3). In 2006, life and annuity premiums and contract charges of $170 million, contract benefits of $29 million, interest credited to contractholder funds of $35 million, and operating costs and expenses of $64 million were ceded to Prudential pursuant to the Reinsurance Agreements. Prior to this disposal, Allstate Financial ceded 100% of the mortality and certain other risks related to product features on certain in-force variable annuity contracts. In addition, as of December 31, 2006 and 2005 Allstate Financial had reinsurance recoverables of $153 million and $150 million, respectively due from subsidiaries of Citigroup and Scottish Re (U.S.) Inc. in connection with the disposition of substantially all of the direct response distribution business in 2003.

        As of December 31, 2006, the gross life insurance in force was $493 billion of which $238 billion was ceded to the unaffiliated reinsurers.

        Reinsurance recoverables at December 31 are summarized in the following table.

	Reinsurance recoverable on paid and unpaid claims
(in millions)	2006	2005
Annuities	$1,654	$172
Life insurance	1,225	1,123
Long-term care	518	412
Other	96	103

Total Allstate Financial	$3,493	$1,810

        At December 31, 2006 and 2005, approximately 88% and 83%, respectively, of Allstate Financial's reinsurance recoverables are due from companies rated A- or better by S&P.

10.  Deferred Policy Acquisition and Sales Inducement Costs

        Deferred policy acquisition costs for the years ended December 31 are as follows:

	2006
(in millions)	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$4,318	$1,484	$5,802
Disposition of operation(1)	(726)	—	(726)
Acquisition costs deferred	822	4,131	4,953
Amortization charged to income	(626)	(4,131)	(4,757)
Effect of unrealized gains and losses	60	—	60

Balance, end of year	$3,848	$1,484	$5,332

	2005
	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$3,508	$1,460	$4,968
Acquisition costs deferred	848	4,116	4,964
Amortization charged to income	(629)	(4,092)	(4,721)
Effect of unrealized gains and losses	591	—	591

Balance, end of year	$4,318	$1,484	$5,802

	2004
	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$3,517	$1,325	$4,842
Impact of adoption of SOP 03-1(2)	(134)	—	(134)
Disposition of operation(3)	(238)	—	(238)
Acquisition costs deferred	918	4,009	4,927
Amortization charged to income	(591)	(3,874)	(4,465)
Effect of unrealized gains and losses	36	—	36

Balance, end of year	$3,508	$1,460	$4,968

(1)
In 2006, DAC was reduced related to the disposition through reinsurance agreements of substantially all of Allstate Financial's variable annuity business (see Note 3).

(2)
In 2004, the impact of adoption of SOP 03-1 included a write-down in variable annuity DAC of $108 million, the reclassification of DSI from DAC to other assets resulting in a decrease to DAC of $44 million, an increase to DAC of $8 million for an adjustment to the effect of unrealized capital gains and losses and the reclassification of unearned revenue from DAC to contractholder funds resulting in an increase to DAC of $10 million (see Note 2).

(3)
In 2004, DAC was reduced related to the disposition of substantially all of Allstate Financial's direct response distribution business.

        Net amortization charged to income, due to the realization of capital (gains) and losses, includes $(50) million, $126 million and $120 million in 2006, 2005 and 2004, respectively.

        As disclosed in Note 3, DAC and DSI balances were reduced during 2006 related to the disposal through reinsurance agreements of substantially all of the variable annuity business. During 2005 and 2004, DAC and DSI amortization was estimated using stochastic modeling and was significantly impacted by the anticipated return on the underlying funds. The Company's long-term expectation of separate accounts fund performance, net of fees, was approximately 7% in 2005 and 8% in 2004. Whenever actual separate accounts fund performance based on the two most recent years varied from the expectation, the Company projected performance levels over the next five years such that the mean return over a seven-year period equaled the long-term expectation. This approach is commonly referred to as "reversion to the mean" and is commonly used by the life insurance industry as an appropriate method for amortizing variable annuity and life DAC and DSI. In applying the reversion to the mean process, the Company did not allow the future mean rates of return including fees projected over the five-year period to exceed 12.75% or fall below 0%. The Company periodically evaluated the results of utilization of this process to confirm that it was reasonably possible that variable annuity and life fund performance would revert to the expected long-term mean within this time horizon.

        DSI activity for Allstate Financial, which primarily relates to fixed annuities, for the twelve months ended December 31 was as follows:

(in millions)	2006	2005	2004(2)
Balance, beginning of year	$237	$134	$99
Disposition of operation(1)	(70)	—	—
Sales inducements deferred	105	99	55
Amortization charged to income	(48)	(74)	(45)
Effect of unrealized gains and losses	1	78	25

Balance, end of year	$225	$237	$134

(1)
In 2006, DSI was reduced related to the disposition through reinsurance agreements of substantially all of Allstate Financial's variable annuity business (see Note 3).

(2)
The January 1, 2004 balance includes a $16 million write-down of DSI due to the adoption of SOP 03-1 (see Note 2).

11.  Capital Structure

Debt outstanding

        Total debt outstanding at December 31 consisted of the following:

(in millions)	2006	2005
5.375% Senior Notes, due 2006(1)	$—	$538
7.20% Senior Notes, due 2009(1)	750	750
6.125% Senior Notes, due 2012(1)	350	350
5.00% Senior Notes, due 2014(1)	650	650
6.125% Senior Notes, due 2032(1)	250	250
5.350% Senior Notes due 2033(1)	400	400
5.55% Senior Notes due 2035(1)	800	800
5.95% Senior Notes, due 2036(1)	650	—
7.83% Junior Subordinated Debentures, due 2045, callable	—	200
7.50% Debentures, due 2013	250	250
6.75% Senior Debentures, due 2018	250	250
6.90% Senior Debentures, due 2038	250	250
Synthetic lease VIE obligations, floating rates, due 2011	42	117
Structured investment security VIE obligations, due 2007	—	49
Floating rate notes, due 2016 to 2017, callable	6	32
Other various notes, due 2008	2	1

Total long-term debt	4,650	4,887
Short-term debt(2)	12	413

Total debt	$4,662	$5,300

(1)
Senior Notes are subject to redemption at the Company's option in whole or in part at any time at the greater of either 100% of the principal amount plus accrued and unpaid interest to the redemption date or the discounted sum of the present values of the remaining scheduled payments of principal and interest and accrued and unpaid interest to the redemption date.

(2)
The Company classifies any borrowings, which have a maturity of twelve months or less at inception as short-term debt.

        Total debt outstanding by maturity at December 31 consisted of the following:

(in millions)	2006	2005
Due within one year or less	$12	$1,068
Due after one year through 5 years	794	800
Due after 5 years through 10 years	1,251	1,262
Due after 10 years through 20 years	255	270
Due after 20 years	2,350	1,900

Total debt	$4,662	$5,300

        In 2006, the Company issued $650 million of 5.95% Senior Notes due 2036. The net proceeds were used for general corporate purposes, including to facilitate the repayment of the $550 million of 5.375% senior notes at their scheduled maturity on December 1, 2006.

        In 2005, the Company issued $800 million of 5.55% senior notes due 2035. The net proceeds of this issuance were used for general corporate purposes, including funding the repayment of a portion of the $900 million of 7 7/8% senior notes, which were repaid at their scheduled maturity, May 1, 2005.

        In 1996, the Company issued junior subordinated debentures to Allstate Financing II ("AF II"), a VIE, which used the junior subordinated debentures as collateral to issue $200 million of 7.83% mandatorily redeemable preferred securities of subsidiary trust ("trust preferred securities") to unrelated third party investors. The Company was not required to consolidate the VIE because the Company owned none of the variable interests issued by the VIE. AF II issued 200,000 shares of trust preferred securities at $1,000 per share. The sole assets of AF II were junior subordinated debentures issued by the Company. In 2006, the Company elected to redeem the junior subordinated debentures, thereby triggering the redemption of the trust preferred securities. The debentures were redeemed on December 1, 2006 at a price of 103.915% plus accrued and unpaid interest from availability liquidity.

        The Company is the primary beneficiary of a consolidated VIE used to acquire up to 38 automotive collision repair stores ("synthetic lease VIE"). In 2006, the Company renewed the synthetic lease for a five-year term at a floating rate due 2011. In 2006, the Company purchased a headquarters office building previously owned by the synthetic lease VIE for $78 million, thus reducing long-term debt by $75 million. The Company's Consolidated Statements of Financial Position include $42 million and $117 million of property and equipment, net, and long-term debt as of December 31, 2006 and 2005, respectively.

        The Company was the primary beneficiary of a consolidated structured investment security VIE. The Company's Consolidated Statements of Financial Position included $54 million of investments and $49 million of long-term debt as of December 31, 2005. In 2006, the debt associated with the VIE was redeemed.

        To manage short-term liquidity, Allstate can issue commercial paper, draw on its credit facilities and engage in securities repurchase agreements (see Note 2). The Company currently maintains a credit facility and a commercial paper program as a potential source of funds. These include a $1.00 billion five-year revolving credit facility expiring in 2009 and a commercial paper program with a borrowing limit of $1.00 billion. The five-year facility contains an increase provision that would make up to an additional $500 million available for borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. The right to borrow from the five-year facility is subject to a requirement to maintain a 37.5% debt to capital resources ratio as defined in the agreement. Although the right to borrow under the five-year facility is not subject to a minimum-rating requirement, the costs of maintaining the five-year facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility. No amounts were outstanding under the credit facilities as of December 31, 2006 and 2005. The Company had no commercial paper outstanding at December 31, 2006 and $413 million with a weighted average interest rate of 4.22% outstanding at December 31, 2005. The Company paid $322 million, $318 million and $301 million of interest on debt in 2006, 2005 and 2004, respectively.

        During 2006, the Company filed a universal shelf registration statement with the SEC. The registration statement covers an unspecified amount of securities and can be used to issue debt securities, common stock, preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of subsidiaries.

Capital stock

        The Company had 900 million shares of issued common stock of which 622 million shares were outstanding and 278 million shares were held in treasury as of December 31, 2006. In 2006, the Company reacquired 31 million shares at an average cost of $57.10 and reissued 7 million shares under equity incentive plans.

12.  Company Restructuring

        The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate's multiple agency programs to a single exclusive agency program and the Company's 2006 voluntary termination offer ("VTO"). The expenses related to these activities are included in the Consolidated Statements of Operations as restructuring and related charges, and totaled $182 million, $41 million and $51 million in 2006, 2005 and 2004, respectively.

        Restructuring and related charges include $94 million in 2006 related to the Company's VTO and reduction in force. The VTO included severance, which was recorded as a restructuring liability and fully settled during 2006. The VTO also included one-time termination benefits for accelerated vesting of stock-based incentive compensation, eligibility for postretirement benefits, and a non-cash pension settlement charge recorded during the third quarter, which were expensed as incurred. The VTO was offered to most employees located at the Company's headquarters.

        The following table illustrates the inception to date changes in the restructuring liability:

(in millions)	Employee costs	Exit costs	Total liability
Liability at inception	67	21	88
Net adjustments to liability	(4)	(3)	(7)
Payments applied against liability	(43)	(16)	(59)

Balance at the end of the period	20	2	22

Total	$20	$2	$22

        At December 31, 2005, the total liability was $10 million and consisted of $7 million in employee costs and $3 million in exit costs. The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.

13.  Commitments, Guarantees and Contingent Liabilities

Leases

        The Company leases certain office facilities and computer equipment. Total rent expense for all leases was $308 million, $354 million and $367 million in 2006, 2005 and 2004, respectively.

        Minimum rental commitments under noncancelable capital and operating leases with an initial or remaining term of more than one year as of December 31, 2006 are as follows:

(in millions)	Capital leases	Operating leases
2007	$12	$208
2008	12	169
2009	12	120
2010	12	97
2011	5	67
Thereafter	32	163

Total	$85	$824

Present value of minimum lease payments	$64

        In 2006, the Company entered into sale-leaseback transactions to dispose of three buildings and lease back certain portions of the buildings ranging from 49% to 100% for a period of ten years. The transactions resulted in a pre-tax gain of $12 million of which $4 million was recognized as a gain in 2006 and $8 million was deferred and will be amortized as a reduction to rent expense over the ten-year leaseback period. The Company also entered into another sale-leaseback transaction in 2006 to dispose of a building and leaseback approximately 23% of the building for a period of three years. This transaction resulted in a pre-tax gain of $8 million of which $7 million was recognized as a gain in 2006 and the remaining $1 million was deferred and will be amortized as a reduction to rent expense over the three-year leaseback period. The Company has limited involvement other than being a tenant, and the leases are accounted for as operating leases.

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

        AFIC and its subsidiaries are subject to assessments from FL Citizens, which was initially created by the state of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. FL Citizens, at the discretion and direction of its Board of Governors ("FL Citizens Board"), can levy a regular assessment on "assessable insurers" and "assessable insureds" for a deficit in any calendar year up to a maximum of the greater of 10% of the deficit or 10% of Florida property premiums industry-wide for the prior year. Under new property legislation enacted in January 2007, the base of "assessable insurers" was expanded to include all property and casualty premiums in the state, except workers' compensation, medical malpractice, accident and health insurance and policies written under NFIP. An insurer may recoup a regular assessment through a surcharge to policyholders. In order to recoup this assessment, an insurer must file for a policy surcharge with the Florida Office of Insurance Regulation ("FL OIR") at least fifteen days prior to imposing the surcharge on policies. If a deficit remains after the regular assessment, FL Citizens can also levy emergency assessments in the current and subsequent years. Companies are required to collect the emergency assessments directly from residential property policyholders and remit to FL Citizens as collected. In addition, FL Citizens may issue bonds to further fund a deficit. Participating companies are obligated to purchase any unsold bonds issued by FL Citizens.

        FL Citizens reported a deficit for the 2004 plan year. In 2005, the Company paid its portion of the deficit assessment totaling $43 million and has recouped $35 million as of December 31, 2006, with an additional $1 million expected to be recouped in 2007. The difference between the assessment and the total expected recoupment is primarily due to the Company's exit from the commercial property market in Florida announced in May 2005 and expected to be completed in 2007. Recoupments are recorded in catastrophe losses as the related premiums are written.

        FL Citizens reported losses from Hurricane Wilma in 2005, which followed the deficit for the 2004 plan year. The FL Citizens Board met at the end of May 2006 and certified the 2005 FL Citizens deficit at $1.73 billion of which $920 million was to be funded through a regular assessment. The Company paid its portion of the deficit assessment totaling $14 million during 2006, which was a decrease from its estimated accrual of $77 million at December 31, 2005. The Company estimates that the recoupment from policyholders will be approximately $12 million. The remainder of the deficit and the continuing growth of FL Citizens will be funded by $3.1 billion in bonds issued in 2006. Should the actions taken by FL Citizens not produce adequate cash flow to cover the debt, the Company could be subject to an emergency assessment.

        The Company is also subject to assessments from the Louisiana Citizens Property Insurance Corporation ("LA Citizens"). LA Citizens can levy a regular assessment on participating companies for a deficit in any calendar year up to a maximum of the greater of 10% of the calendar year deficit or 10% of Louisiana direct property premiums industry-wide for the prior calendar year. LA Citizens had a financial deficit due to losses incurred from the hurricanes that struck Louisiana during 2005, and therefore levied an assessment to participating companies. The Company paid its share of this regular assessment totaling $34 million during 2005, and has recouped $27 million as of December 31, 2006, with the remaining $7 million expected to be recouped in 2007.

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

        Should losses arising from an earthquake cause a deficit in the CEA, additional funding would be obtained through assessments on participating insurance companies and reinsurance proceeds. Participating insurers are required to pay an assessment, currently estimated not to exceed $2.20 billion, if the capital of the CEA falls below $350 million. Participating insurers are required to pay a second assessment, currently estimated not to exceed $1.47 billion, if aggregate CEA earthquake losses exceed $8.17 billion and the capital of the CEA falls below $350 million. At September 30, 2006, the CEA's capital balance was approximately $2.44 billion. If the CEA assesses its member insurers for any amount, the amount of future assessments on members is reduced by the amounts previously assessed. To date, the only assessment made by the CEA has been its initial assessment paid by participating insurers beginning in 1996. The authority of the CEA to assess participating insurers for the first assessment expires when it has completed twelve years of operation, at year-end 2008. All future assessments on participating CEA insurers are based on their CEA insurance market share as of December 31 of the preceding year. As of December 31, 2005, the Company's share of the CEA was 22.2%. Allstate does not expect its CEA market share to materially change. At this level, the Company's maximum possible CEA assessment would be $812 million. Accordingly, assessments from the CEA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company. Management believes Allstate's exposure to earthquake losses in California has been significantly reduced as a result of its participation in the CEA.

Florida Hurricane Catastrophe Fund

        As of December 31, 2006, AFIC participates in the mandatory coverage provided by the FHCF and therefore has access to reimbursements on certain qualifying Florida hurricane losses (see Note 9) from the FHCF, has exposure to assessments and pays annual premiums to the FHCF for this reimbursement protection. The FHCF has the authority to issue bonds to pay its obligations to insurers participating in the mandatory coverage in excess of its capital balances. Payment of these bonds is funded by emergency assessments on all property and casualty premiums in the state, except workers' compensation, medical malpractice, accident and health insurance and policies written under the NFIP. The FHCF emergency assessments are limited to 6% of premiums per year beginning the first year in which reimbursements require bonding, and up to a total of 10% of premiums per year for assessments in the second and subsequent years, if required to fund additional bonding. In 2006, the FHCF issued approximately $4 billion in bonds, and the FL OIR ordered an emergency assessment of 1% of premiums collected, which began on January 1, 2007. As required, companies will collect the FHCF emergency assessments directly from policyholders and remit them to the FHCF as they are collected.

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

Guaranty funds

        Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. The Company's policy is to accrue assessments as the related written premium upon which the assessment is based is written. The Company's expenses related to these funds totaled $27 million, $23 million and $58 million in 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, the liability balance included in other liabilities and accrued expenses was $106 million and $104 million, respectively.

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

Guarantees

        The Company provides residual value guarantees on Company leased automobiles. If all outstanding leases were terminated effective December 31, 2006, the Company's maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $18 million at December 31, 2006. The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to three years. Historically, the Company has not made any material payments pursuant to these guarantees.

        The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. In the event all such specified credit events were to occur, the Company's maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment was $276 million at December 31, 2006. The obligations associated with these fixed income securities expire at various times during the next seven years.

        In the normal course of business, the Company provides standard indemnifications to counterparties in contracts in connection with numerous transactions, including acquisitions and divestitures. The types of indemnifications typically provided include indemnifications for breaches of representations and warranties, taxes and certain other liabilities, such as third party lawsuits. The indemnification clauses are often standard contractual terms and are entered into in the normal course of business based on an assessment that the risk of loss would be remote. The terms of the indemnifications vary in duration and nature. In many cases, the maximum obligation is not explicitly stated and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. Consequently, the maximum amount of the obligation under such indemnifications is not determinable. Historically, the Company has not made any material payments pursuant to these obligations.

        The aggregate liability balance related to all guarantees was not material as of December 31, 2006.

Regulation

        The Company is subject to changing social, economic and regulatory conditions. From time to time, regulatory authorities or legislative bodies seek to influence and restrict premium rates, require premium refunds to policyholders, restrict the ability of insurers to cancel or non-renew policies, limit insurers' ability to change coverage terms or to impose underwriting standards, impose additional regulations regarding agent and broker compensation and otherwise expand overall regulation of insurance products and the insurance industry. The ultimate changes and eventual effects of these initiatives on the Company's business, if any, are uncertain.

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

  •
  For the reasons specified above, it is often not possible to make meaningful estimates of the amount or range of loss that could result from the matters described below in the "Proceedings" subsection. The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, "Accounting for Contingencies", when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

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

Proceedings

        There are two multi-state certified class action lawsuits pending against Allstate in state courts alleging that its failure to pay "inherent diminished value" to insureds under the collision, comprehensive, or uninsured motorist property damage liability provisions of auto policies constitutes breach of contract and fraud. Plaintiffs define "inherent diminished value" as the difference between the market value of the insured automobile before an accident and the market value after repair. Plaintiffs allege that they are entitled to the payment of inherent diminished value under the terms of the policy. To a large degree, these lawsuits mirror similar lawsuits filed against other carriers in the industry. A trial in the case involving collision and comprehensive coverage concluded on April 29, 2004, with a jury verdict in favor of the Company. The plaintiffs filed an appeal from the judgment, and on June 1, 2006, the judgment for Allstate was affirmed by the appellate court. The plaintiffs requested a reconsideration of this ruling, which was denied by the court. The plaintiffs then filed a petition for leave to appeal to the Illinois Supreme Court, and that petition was denied on November 29, 2006. Plantiffs have until February 27, 2007 to petition the U.S. Supreme Court to review this case, however, Allstate does not expect the plantiffs to do so. In the other case, which involves uninsured motorist property damage coverage, the trial court certified a 19 state class action. The appellate court granted the Company's petition for review of the order of certification, and has affirmed the certification. The Company filed a petition to appeal to the Washington Supreme Court, which was denied. The case has been remanded to the trial court for further proceedings. The Company has been vigorously defending these lawsuits and, since 1998, has been implementing policy language in more than 40 states reaffirming that its collision and comprehensive coverages do not include diminished value claims. The outcome of these disputes remains uncertain.

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

        There is a nationwide putative class action pending against Allstate that challenges Allstate's use of a vendor's automated database in valuing total loss automobiles. To a large degree, this lawsuit mirrors similar lawsuits filed against other carriers in the industry. Plaintiffs allege that flaws in the database result in valuations to the detriment of insureds. The plaintiffs are seeking actual and punitive damages. The lawsuit is in the early stages of discovery and Allstate is vigorously defending it, but the ultimate outcome is currently uncertain.

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

        The Company is defending a number of matters filed in the aftermath of Hurricanes Katrina and Rita, including several statewide putative class action lawsuits pending in Mississippi, Louisiana and Texas. In one matter, the Mississippi Attorney General filed a suit asserting that the flood exclusion found in Allstate's and other insurance companies' policies is either ambiguous, unenforceable as unconscionable or contrary to public policy, or inapplicable to the damage suffered in the wake of Hurricane Katrina. In a putative class action in Mississippi, some members of the Mississippi Windstorm Underwriters Association ("MWUA") have filed suit against the MWUA board members and the companies they represent, including an Allstate subsidiary, alleging that the Board purchased insufficient reinsurance to protect the MWUA members. In a putative class action in Louisiana, the trial court judge recently ruled that Allstate's and other carriers' flood, water and negligent construction exclusions do not apply to man-made floods (i.e., floods caused by human negligence), and therefore do not apply to flooding in the New Orleans area to the extent it was caused by human negligence in the design, construction and/or maintenance of the levees. Allstate and other insurers have filed a petition for interlocutory appeal with the Fifth Circuit Court of Appeals, which was accepted on February 2, 2007. These suits seek primarily declaratory relief, and in some cases, actual and punitive damages in unspecified amounts. These matters are in various stages of development and Allstate intends to vigorously defend them. The outcome of these disputes is currently uncertain.

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

        The Company is defending certain matters relating to the Company's agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") alleging retaliation under federal civil rights laws (the "EEOC I" suit) and a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act ("ADEA"), breach of contract and ERISA violations (the "Romero I" suit). In March 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court's declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to Allstate "any and all benefits received by the [agent] in exchange for signing the release." The court also stated that, "on the undisputed facts of record, there is no basis for claims of age discrimination." The EEOC and plaintiffs asked the court to clarify and/or reconsider its memorandum and order and on January 16, 2007, the judge denied their request. The case otherwise remains pending. The EEOC also filed another lawsuit in October 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the "EEOC II" suit). In EEOC II, in October 2006, the court granted partial summary judgment to the EEOC. Although the court did not determine that the Company was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether the Company had reasonable factors other than age to support the rehire policy. The Company filed a motion for interlocutory appeal from the partial summary judgment, which was granted by the trial court on January 4, 2007. The Company has filed a petition for immediate review of two controlling issues of law to the Court of Appeals for the Eighth Circuit and that petition is currently pending. The Company is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization. These plaintiffs have asserted breach of contract and ERISA claims. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue. These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.

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

        The Company is defending its homeowners insurance rates and discount programs in administrative actions filed by the Texas Department of Insurance. The Department is focusing, as they have with other insurers, on the reasonableness of the Company's rates for the risks to which they apply. On July 13, 2005, the Administrative Law Judge granted partial summary disposition in the Company's favor on almost all of the Department's claims regarding the Company's discount program. In the rate proceeding, on May 22, 2006, the Texas Commissioner of Insurance ordered the Company to reduce its homeowners rates by 5% and to pay refunds on the difference plus interest back to December 30, 2004, for which the Company has been accruing. The Company has filed a petition for judicial review of the Texas Commissioner's rate refund order with the district court, and has also filed and implemented a 5% rate decrease occurring in two stages.

Other Matters

        The Company and some of its subsidiaries have received interrogatories and demands for information from regulatory and enforcement authorities relating to various insurance products and practices. The areas of inquiry include variable annuity market timing, late trading and the issuance of funding agreements backing medium-term notes. The Company and some of its subsidiaries have also received interrogatories and demands for information from authorities seeking information relevant to on-going investigations into the possible violation of antitrust or insurance laws by unnamed parties and, in particular, seeking information as to whether any person engaged in activities for the purpose of price fixing, market allocation, or bid rigging. The Company believes that these inquiries are similar to those made to many financial services companies as part of industry-wide investigations by various authorities into the practices, policies and procedures relating to insurance and financial services products. Moreover, the Company has not received any communication from authorities related to the variable annuity market timing and late trading inquiries since November 2005. The Company and its subsidiaries have responded and will continue to respond to these inquiries.

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

Asbestos and environmental

        Allstate's reserves for asbestos claims were $1.38 billion and $1.37 billion, net of reinsurance recoverables of $823 million and $831 million at December 31, 2006 and 2005, respectively. Reserves for environmental claims were $194 million and $205 million, net of reinsurance recoverables of $55 million and $47 million at December 31, 2006 and 2005, respectively. Approximately 67% and 68% of the total net asbestos and environmental reserves at December 31, 2006 and 2005, respectively, were for incurred but not reported estimated losses.

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

        The Internal Revenue Service ("IRS") has completed its review of the Company's federal income tax returns through the 2002 tax year and the statute of limitations has expired for these years. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material effect on the results of operations, cash flows or financial position of the Company.

        The components of the deferred income tax assets and liabilities at December 31 are as follows:

(in millions)	2006	2005
Deferred assets
Life and annuity reserves	$758	$991
Unearned premium reserves	700	698
Discount on loss reserves	385	477
Other postretirement benefits	335	262
Pension	203	—
Other assets	343	429

Total deferred assets	2,724	2,857
Deferred liabilities
Deferred policy acquisition costs	(1,362)	(1,565)
Unrealized net capital gains	(1,116)	(1,125)
Pension	—	(463)
Other liabilities	(22)	(55)

Total deferred liabilities	$(2,500)	$(3,208)

Net deferred asset (liability)	$224	$(351)

        Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized based on the assumption that certain levels of income will be achieved. The total amount of the valuation allowance reducing deferred tax assets was $5 million and $3 million at December 31, 2006 and 2005, respectively.

        The components of income tax expense for the years ended December 31 are as follows:

(in millions)	2006	2005	2004
Current	$2,172	$503	$1,280
Deferred	13	(180)	(50)

Total income tax expense	$2,185	$323	$1,230

        The Company paid income taxes of $1.64 billion, $1.06 billion and $1.21 billion in 2006, 2005 and 2004, respectively. The Company had a current income tax receivable of $20 million and $483 million at December 31, 2006 and 2005, respectively.

        A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income	(4.2)	(16.0)	(7.4)
Adjustment to prior year tax liabilities	(0.2)	(2.8)	(0.2)
Other	(0.2)	(0.7)	(0.6)

Effective income tax rate	30.4%	15.5%	26.8%

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

        Statutory net income and capital and surplus of Allstate's domestic insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities are as follows:

	Net income			Capital and Surplus
(in millions)	2006	2005	2004	2006	2005
Amounts by major business type:
Property-Liability	$5,142	$1,717	$3,334	$15,768	$11,170
Allstate Financial	277	294	294	3,587	3,889

Amount per statutory accounting practices	$5,419	$2,011	$3,628	$19,355	$15,059

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

        AIC paid dividends of $1.01 billion in 2006, which was less than the maximum amount allowed under Illinois insurance law without the prior approval of the IL DOI based on 2005 formula amounts. Based on 2006 AIC statutory net income, the maximum amount of dividends AIC will be able to pay without prior IL DOI approval at a given point in time during 2007 is $4.92 billion, less dividends paid during the preceding twelve months measured at that point in time.

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

        The Company also provides certain health care and life insurance subsidies for employees hired before January 1, 2003 when they retire ("postretirement benefits"). Qualified employees may become eligible for these benefits if they retire in accordance with the Company's established retirement policy and are continuously insured under the Company's group plans or other approved plans in accordance with the plan's participation requirements. The Company shares the cost of the retiree medical benefits with retirees based on years of service, with the Company's share being subject to a 5% limit on annual medical cost inflation after retirement. The Company has the right to modify or terminate these pension and postretirement benefit plans.

        As described in Note 2, the Company adopted the recognition and related disclosure provisions of SFAS No. 158 as of December 31, 2006. The incremental effect of this adoption on the individual line items in the December 31, 2006 Consolidated Statement of Financial Position is shown in the following table.

(in millions)	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Deferred income taxes	$—	$224	$224
Other assets	3,135	(1,024)	2,111

Total assets	$158,354	$(800)	$157,554

Other liabilities and accrued expenses	$9,430	$615	$10,045
Deferred income taxes	350	(350)	—

Total liabilities	135,443	265	135,708

Minimum pension liability adjustment	(44)	44	—
Net funded status of pension and other postretirement benefit obligation	—	(1,109)	(1,109)
Accumulated other comprehensive income	2,056	(1,065)	991

Total shareholders' equity	22,911	(1,065)	21,846

Total liabilities and shareholders' equity	$158,354	$(800)	$157,554

Obligations and funded status

        The Company calculates benefit obligations based upon generally accepted actuarial methodologies using the PBO for pension plans and the APBO for other postretirement plans. The determination of pension costs and other postretirement obligations as of December 31 are determined using an October 31 measurement date, but under the guidance of SFAS No. 158 will be transitioned to a December 31 measurement date on December 31, 2008. The benefit obligations represent the actuarial present value of all benefits attributed to employee service rendered. The PBO is measured using the pension benefit formula and assumptions as to future compensation levels. A plan's funded status is calculated as the difference between the benefit obligation and the fair value of plan assets. The Company's funding policy for the pension plans is to make annual contributions at a minimum level that is at least in accordance with regulations under the Internal Revenue Code ("IRC") and in accordance with generally accepted actuarial principles. The Company's postretirement benefits plans are not funded.

        The components of the plans' funded status that are reflected in the Consolidated Statements of Financial Position as of December 31, 2006 are as follows:

(in millions)	Pension benefits	Postretirement benefits
Fair value of plan assets	$4,636	$—
Benefit obligation	5,293	1,115

Funded status	$(657)	$(1,115)

Items not yet recognized as a component of net periodic cost:
Net actuarial gain or loss	$1,691	$40
Prior service cost	(14)	(12)

Items not yet recognized as a component of net periodic cost	$1,677	$28

        The majority of the $1.69 billion net actuarial pension benefit losses not yet recognized as a component of net periodic pension cost in 2006 reflected the effect of increases in the PBO resulting from decreases in the discount rate over time, and the impact of unfavorable equity market conditions on the value of the pension plan assets in prior years.

        Estimates of the net actuarial loss and prior service cost expected to be recognized as component of net periodic benefit cost during 2007 are shown in the table below. Allstate amortizes its net actuarial losses over the average remaining service period of active employees expected to receive benefits.

(in millions)	Pension benefits	Postretirement benefits
Net actuarial loss	$116	$1
Prior service cost	(2)	(1)

        A reconciliation of the plans' funded status to amounts recognized in the Consolidated Statements of Financial Position as of December 31, 2005, prior to the adoption of SFAS No. 158, is as follows:

(in millions)	Pension benefits	Postretirement benefits
Fair value of plan assets	$4,487	$—
Benefit obligation	5,187	1,140

Funded status	(700)	(1,140)
Amounts not recognized:
Unamortized prior service cost	(23)	(13)
Unrecognized net actuarial loss	2,063	126

Net amount recognized	$1,340	$(1,027)

Prepaid benefit costs	$1,444	$—
Accrued benefit cost	(151)	(1,027)
Intangible assets	—	—
Accumulated other comprehensive income	47	—

Net amount recognized	$1,340	$(1,027)

        The majority of the $2.06 billion unrecognized net actuarial pension benefit losses in 2005 reflected the effect of increases in the PBO resulting from decreases in the discount rate over time, and the impact of unfavorable equity market conditions on the value of the pension plan assets in prior years.

        The accumulated benefit obligation ("ABO") for all defined benefit pension plans was $4.46 billion and $4.33 billion at December 31, 2006 and 2005, respectively. The ABO is the actuarial present value of all benefits attributed by the pension benefit formula to employee service rendered. However, it differs from the PBO due to the exclusion of an assumption as to future compensation levels. Prior to the adoption of SFAS No. 158 in 2006, a minimum pension liability was recognized as a reduction to accumulated other comprehensive income when the ABO exceeded the fair value of plan assets. The minimum pension liability was $30 million, after-tax, at December 31, 2005. In 2005, the minimum pension liability decreased by $359 million, after-tax, which was reported as an increase to accumulated other comprehensive income. The Company made contributions during 2005 sufficient to eliminate a minimum pension liability for one of its qualified pension plans. The minimum pension liability reported at December 31, 2005 related solely to the Company's unfunded non-qualified pension plans.

        The PBO, ABO and fair value of plan assets for the Company's pension plans with an ABO in excess of plan assets were $246 million, $181 million, and $3 million, respectively as of December 31, 2006, and $216 million, $154 million, and $3 million, respectively as of December 31, 2005. Included in the accrued benefit cost of the pension benefits are certain unfunded non-qualified plans with accrued benefit costs of $177 million and $151 million for 2006 and 2005, respectively.

        The changes in benefit obligations for all plans for the years ended December 31 are as follows:

	Pension benefits		Postretirement benefits
(in millions)	2006	2005	2006	2005
Change in benefit obligation
Benefit obligation, beginning of year	$5,187	$4,981	$1,140	$1,244
Service cost	185	206	26	30
Interest cost	304	283	68	65
Participant contributions	1	1	40	39
Actuarial loss (gain)	162	(12)	(84)	(158)
Benefits paid	(542)	(271)	(78)	(81)
Translation adjustment and other	(4)	(1)	3	1

Benefit obligation, end of year	$5,293	$5,187	$1,115	$1,140

        Benefits paid include lump sum distributions, a portion of which may trigger settlement accounting treatment.

        As disclosed in Note 2, the recognition of the subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 reduced the Company's APBO and net periodic postretirement benefit cost in 2005.

Components of net periodic cost

        The components of net periodic cost for all plans for the years ended December 31 are as follows:

	Pension benefits			Postretirement benefits
(in millions)	2006	2005	2004	2006	2005	2004
Service cost(1)	$185	$206	$157	$26	$30	$28
Interest cost	304	283	268	68	65	71
Expected return on plan assets	(321)	(313)	(288)	—	—	—
Amortization of:
Prior service cost	(3)	(3)	(3)	(1)	(1)	(1)
Net actuarial loss	143	135	121	1	7	14
Settlement loss(2)	142	28	41	—	—	—
Special termination benefit	—	—	—	3	—	—

Net periodic cost	$450	$336	$296	$97	$101	$112

(1)
In 2005, the Company recognized $19 million and $4 million pretax for pension and postretirement benefits, respectively, related to a non-recurring increase in liability for future benefits of a discontinued benefit plan.

(2)
In 2006, the Company recognized a $142 million pretax non-cash settlement charge as a result of higher lump sum payments to participants of the Company's pension plans.

  Assumptions

        Weighted average assumptions used to determine net pension cost and net postretirement benefit cost for the years ended December 31 are:

	Pension benefits			Postretirement benefits
(in millions)	2006	2005	2004	2006	2005	2004
Weighted average discount rate	6.00%	5.75%	6.25%	6.00%	5.75%	6.25%
Rate of increase in compensation levels	4.0-4.5	4.0-4.5	4.0-4.5	n/a	n/a	n/a
Expected long-term rate of return on plan assets	8.5	8.5	8.5	n/a	n/a	n/a

        Weighted-average assumptions used to determine benefit obligations at December 31, based on an October 31 measurement date, are:

	Pension benefits		Postretirement benefits
	2006	2005	2006	2005
Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of increase in compensation levels	4.0-4.5	4.0-4.5	n/a	n/a

        The weighted average health care cost trend rate used in measuring the accumulated postretirement benefit cost is 7.7% for 2007, gradually declining to 5.5% in 2010 and remaining at that level thereafter.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one percentage-point increase in assumed health care cost trend rates would increase the total of the service and interest cost components of net periodic benefit cost of other postretirement benefits and the APBO by $8 million and $53 million, respectively. A one percentage-point decrease in assumed health care cost trend rates would decrease the total of the service and interest cost components of net periodic benefit cost of other postretirement benefits and the APBO by $7 million and $46 million, respectively.

Pension Plan Assets

        The pension plans target percentage of plan assets at 2006 and the actual percentage of plan assets, by asset category at December 31 are as follows:

	Target percentage of plan assets	Percentage of plan assets
Asset Category
	2006	2006	2005
Equity securities	64%	64%	66%
Fixed income securities	30	30	32
Real estate	3	3	1
Other	3	3	1

Total	100%	100%	100%

        The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. This assumption is reviewed annually giving consideration to appropriate financial data including, but not limited to, the plan asset allocation, the period over which benefits will be paid, historical returns on plan assets and other relevant market data. A consistent method was used to determine the long-term return on plan assets assumption at December 31, 2006 and 2005 of 8.5%. As of the 2006 measurement date, the arithmetic average of the annual actual return on plan assets for the most recent 10 and 5 years was 9.6% and 8.7%, respectively.

        Pension plan assets include $12 million and $8 million of the Company's common stock at December 31, 2006 and 2005. No plan assets are expected to be returned to the Company during 2007.

        The change in pension plan assets for the years ended December 31 is as follows:

(in millions)	2006	2005
Fair value of plan assets, beginning of year	$4,487	$3,983
Actual return on plan assets	571	408
Employer contribution	134	367
Benefits paid	(542)	(271)
Translation adjustment and other	(14)	—

Fair value of plan assets, end of year	$4,636	$4,487

Cash Flows

        There was no minimum funding requirement under the IRC for the tax qualified pension plans as of December 31, 2006. The Company currently plans to contribute $147 million to its pension plans in 2007. This plan may be amended or terminated at any time.

        The Company contributed $38 million and $42 million to the postretirement benefit plans in 2006 and 2005, respectively. Contributions by participants were $40 million and $39 million in 2006 and 2005.

Estimated Future Benefit Payments

        Estimated future benefit payments expected to be paid in the next 10 years, based on the assumptions used to measure the Company's benefit obligation at December 31, 2006, and the estimated subsidy to be received are as follows:

		Postretirement benefits
(in millions)	Pension benefits	Gross benefit payments	Gross Medicare Part D receipts
2007	$181	$52	$3
2008	248	55	3
2009	243	57	3
2010	275	60	4
2011	316	63	4
2012-2016	2,131	367	25

Total benefit payments	$3,394	$654	$42

Profit sharing plans

        Employees of the Company, with the exception of those employed by the Company's international subsidiaries and Sterling Collision Centers ("Sterling") subsidiary, are eligible to become members of The Savings and Profit Sharing Fund of Allstate Employees ("Allstate Plan"). The Company's contributions are based on the Company's matching obligation and performance. The Company is responsible for funding its anticipated contribution to the Allstate Plan, and may, at the discretion of management, use the ESOP to pre-fund certain portions. In connection with the Allstate Plan, the Company has a note from the ESOP with a principal balance of $41 million at December 31, 2006. The ESOP note has a fixed interest rate of 7.9% and matures in 2019. The Company records dividends on the ESOP shares in retained income and all the shares held by the ESOP are included in basic and diluted weighted average common shares outstanding.

        The Company's contribution to the Allstate Plan was $127 million, $48 million and $112 million in 2006, 2005 and 2004, respectively. These amounts were reduced by the ESOP benefit computed for the years ended December 31 as follows:

(in millions)	2006	2005	2004
Interest expense recognized by ESOP	$4	$4	$6
Less dividends accrued on ESOP shares	(14)	(7)	(14)
Cost of shares allocated	16	6	17

Compensation expense	6	3	9
Reduction of defined contribution due to ESOP	122	43	107

ESOP benefit	$(116)	$(40)	$(98)

        The Company contributed $13 million, $16 million and $24 million to the ESOP in 2006, 2005 and 2004, respectively. At December 31, 2006, total committed to be released, allocated and unallocated ESOP shares were 2 million, 29 million and 8 million, respectively.

        Allstate has profit sharing plans for eligible employees of its Canadian insurance subsidiaries and Sterling. Profit sharing expense for these plans was $9 million, $10 million and $6 million in 2006, 2005 and 2004, respectively.

17.  Equity Incentive Plans

        The Company currently has two equity incentive plans that permit it to grant nonqualified stock options, incentive stock options, restricted or unrestricted shares of the Company's stock and restricted stock units to certain employees and directors of the Company. The total compensation expense related to these equity awards was $98 million, $87 million and $61 million and the total income tax benefits were $34 million, $31 million and $21 million for the years ended December 31, 2006, 2005 and 2004, respectively. Total cash received from the exercise of options was $239 million, $281 million and $236 million. Total tax benefit realized on options exercised and stock unrestricted was $67 million, $75 million and $70 million for the years ended December 31, 2006, 2005 and 2004, respectively.

        The Company records compensation expense related to awards under these plans over the vesting period of each grant. The Company records compensation expense for employees eligible for continued vesting upon retirement over the vesting period to the date that the employee is eligible for retirement. As of December 31, 2006, total unrecognized compensation cost related to all nonvested awards was $108 million, which is expected to be recognized over the weighted average vesting period of 1.97 years.

        Options are granted under the plans at exercise prices equal to the fair value of the Company's common stock on the applicable grant date. The options granted under the Allstate plans generally vest ratably over a four-year period. The options granted may be exercised once vested and will expire ten years after the date of grant unless the employee retires. After retirement, stock options vest as scheduled. When the options become vested, they may be exercised on or before the earlier of the option expiration date or the fifth anniversary of the employee's retirement. Restricted stock and restricted stock units generally unrestrict in full on the fourth anniversary of the grant date. The awards are subject to forfeiture upon termination. For terminations due to retirement, shares continue to unrestrict as provided for in the original grant. As disclosed in Note 12, the Company accelerated the vesting of stock-based incentive compensation as a one-time benefit for employees electing its VTO program.

        A total of 49.6 million shares of common stock were originally authorized to be used for awards under the plans, subject to adjustment in accordance with the plans' terms. At December 31, 2006, 22.7 million shares were reserved and remained available for future issuance under these plans. The Company uses its treasury shares for these issuances.

        The fair value of each option grant is estimated on the date of grant using a binomial lattice model for the 2006 and 2005 grants, and the Black-Scholes pricing model for prior years' grants. The Company uses historical data to estimate option exercise and employee termination within the valuation model. In addition, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the binominal lattice model and represents the period of time that options granted are expected to be outstanding. The expected volatility of fair value is implied based on traded options and historical volatility of the Company's common stock. The expected dividends are based on the current dividend yield of the Company's stock as of the date of the grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used are shown in the following table.

	2006	2005	2004
Weighted average expected term	7.1 years	7.3 years	6 years
Expected volatility	17.0 - 30.0%	12.8 - 30.0%	30%
Weighted average volatility	28.1%	27.4%	—
Expected dividends	2.6%	2.4%	2.4%
Risk-free rate	4.3 - 5.2%	2.3 - 4.5%	3.3%

        A summary of option activity for the year ended December 31, 2006 is shown in the following table.

	Number (in 000s)	Weighted average exercise price	Aggregate intrinsic value (in 000s)	Weighted average remaining contractual term
Outstanding at January 1, 2006	24,508	$39.90
Granted	4,997	53.93
Exercised	(6,535)	36.51
Forfeited	(426)	49.39
Expired	(35)	53.80

Outstanding at December 31, 2006:	22,509	$43.80	$485,744	6.2

Outstanding, net of expected forfeitures	21,681	$43.80	$467,876	6.2

Outstanding, exercisable ("vested")	12,159	$38.23	$330,117	5.1

        The weighted average grant date fair value of options granted was $15.25, $14.52 and $12.10 during the years ended December 31, 2006, 2005 and 2004, respectively. The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $149 million, $169 million and $121 million during the years ended December 31, 2006, 2005 and 2004, respectively. The total fair value of options vested was $61 million, $80 million and $60 million during the years ended December 31, 2006, 2005 and 2004, respectively.

        The changes in restricted stock and restricted stock units are shown in the following table for the year ended December 31, 2006.

	Number (in 000s)	Weighted average grant date fair value
Nonvested at January 1, 2006	2,186	$41.46
Granted	908	54.10
Vested	(181)	40.25
Forfeited	(79)	47.26

Nonvested at December 31, 2006	2,834	$45.91

        The fair value of restricted stock and restricted stock units is based on the market value of the Company's stock as of the date of the grant. The weighted average grant date fair value of restricted stock and restricted stock units granted was $54.10, $53.12 and $46.17 during the years ended December 31, 2006, 2005 and 2004, respectively. The total fair value of restricted stock and restricted stock units vested was $7 million, $0.3 million and $15 million during the years ended December 31, 2006, 2005 and 2004, respectively.

        The following table illustrates the effect on net income and earnings per share as if SFAS No. 123 had been applied to all outstanding and unvested options during 2005 and 2004.

(in millions except per share data)	2005	2004
Net income, as reported(1)	$1,765	$3,181
Add: Employee stock option expense included in reported net income, after-tax	31	14
Deduct: Total employee stock option expense determined under fair value based method for all options, after tax	(46)	(40)

Pro forma net income	$1,750	$3,155

Earnings per share—basic
As reported	$2.67	$4.57
Pro forma	2.64	4.54
Earnings per share—diluted
As reported	2.64	4.54
Pro forma	2.62	4.51

(1)
In 2005, the Company recognized a total of $21 million after-tax related to the acceleration of deferred compensation expense on unvested stock awards granted to employees eligible for continued vesting upon retirement including $12 million after-tax on unvested stock options (included in the table above) and $9 million after-tax on restricted stock.

        The tax benefit realized in 2006, 2005 and 2004 related to tax deductions from stock option exercises and included in shareholders' equity was $47 million, $56 million and $40 million, respectively. The tax benefit realized in 2006, 2005 and 2004 related to all stock-based compensation and credited directly to shareholders' equity was $53 million, $62 million and $48 million, respectively.

18.  Business Segments

        Allstate management is organized around products and services, and this structure is considered in the identification of its four reportable segments. These segments and their respective operations are as follows:

        Allstate Protection sells principally private passenger auto and homeowners insurance in the United States and Canada. Revenues generated outside the United States were $728 million, $655 million and $622 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company evaluates the results of this segment based upon underwriting results.

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

        Allstate Financial sells life insurance, retirement and investment products and supplemental accident and health insurance products to individual and institutional customers. The principal individual products are deferred and immediate fixed annuities, interest-sensitive, traditional and variable life insurance, and supplemental accident and health insurance. The principal institutional product is funding agreements backing medium-term notes issued to institutional and individual investors. Banking products and services are also offered to customers through the Allstate Bank. Revenues generated outside the United States were immaterial with respect to Allstate Financial total revenues for the years ended December 31, 2006, 2005 and 2004. The Company evaluates the results of this segment based upon operating income.

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

Measuring segment profit or loss

        The measure of segment profit or loss used by Allstate's management in evaluating performance is underwriting income (loss) for the Allstate Protection and Discontinued Lines and Coverages segments and operating income (loss) for Allstate Financial and Corporate and Other segments. A reconciliation of these measures to income before cumulative effect of change in accounting principle, after-tax, is provided below.

        Underwriting income (loss) is calculated as premiums earned, less claims and claims expenses ("losses"), amortization of DAC, operating costs and expenses, and restructuring and related charges as determined using GAAP.

        Operating income (loss) is income (loss) before cumulative effect of change in accounting principle, after-tax, excluding:

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

        Summarized revenue data for each of the Company's business segments for the years ended December 31 are as follows:

(in millions)	2006	2005	2004
Property-Liability
Property-liability insurance premiums earned
Standard auto	$16,750	$16,220	$15,498
Non-standard auto	1,535	1,767	1,984

Auto	18,285	17,987	17,482
Homeowners	6,383	6,375	5,878
Other	2,698	2,676	2,623

Allstate Protection	27,366	27,038	25,983
Discontinued Lines and Coverages	3	1	6

Total property-liability insurance premiums earned	27,369	27,039	25,989
Net investment income	1,854	1,791	1,773
Realized capital gains and losses	348	516	592

Total Property-Liability	29,571	29,346	28,354
Allstate Financial
Life and annuity premiums and contract charges
Traditional life	281	282	337
Immediate annuities with life contingencies	278	197	316
Accident and health and other	340	439	392

Total life and annuity premiums	899	918	1,045
Interest-sensitive life	853	786	729
Fixed annuities	73	65	52
Variable annuities	139	280	246

Total contract charges	1,065	1,131	1,027

Total life and annuity premiums and contract charges	1,964	2,049	2,072
Net investment income	4,173	3,830	3,410
Realized capital gains and losses	(77)	19	1

Total Allstate Financial	6,060	5,898	5,483
Corporate and Other
Service fees	10	9	12
Net investment income	150	125	101
Realized capital gains and losses	15	14	(2)

Total Corporate and Other before reclassification of service fees	175	148	111
Reclassification of service fees(1)	(10)	(9)	(12)

Total Corporate and Other	165	139	99

Consolidated Revenues	$35,796	$35,383	$33,936

(1)
For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

        Summarized financial performance data for each of the Company's reportable segments for the years ended December 31 are as follows:

(in millions)	2006	2005	2004
Income before cumulative effect of change in accounting principle, after tax
Property-Liability
Underwriting income (loss)
Allstate Protection	$4,636	$(461)	$2,468
Discontinued Lines and Coverages	(139)	(175)	(638)

Total underwriting (loss) income	4,497	(636)	1,830
Net investment income	1,854	1,791	1,773
Income tax expense on operations	(1,963)	(63)	(955)
Realized capital gains and losses, after-tax	227	339	397
(Loss) on disposition of operations, after-tax	(1)	—	—

Property-Liability income before cumulative effect of change in accounting principle, after-tax	4,614	1,431	3,045
Allstate Financial
Life and annuity premiums and contract charges	1,964	2,049	2,072
Net investment income	4,173	3,830	3,410
Periodic settlements and accruals on non-hedge derivative financial instruments	56	63	49
Contract benefits and interest credit to contractholder funds	(4,184)	(3,986)	(3,601)
Operating costs and expenses and amortization of deferred acquisition costs	(1,117)	(1,107)	(1,105)
Restructuring and related charges	(24)	(2)	(5)
Income tax expense on operations	(274)	(266)	(269)

Operating income	594	581	551
Realized capital gains and losses, after-tax	(50)	12	(3)
DAC and DSI amortization relating to realized capital gains and losses, after-tax	36	(103)	(89)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(36)	(40)	(32)
Non-recurring items, after-tax(1)	(18)	(22)	—
Loss on disposition of operations, after-tax	(62)	(12)	(6)

Allstate Financial income before cumulative effect of change in accounting principle, after-tax	464	416	421
Corporate and Other
Service fees(2)	10	9	12
Net investment income	150	125	101
Operating costs and expenses	(366)	(335)	(330)
Income tax benefit on operations	112	110	109

Operating loss	(94)	(91)	(108)
Realized capital gains and losses, after-tax	9	9	(2)

Corporate and Other loss before cumulative effect of change in accounting principle, after-tax	(85)	(82)	(110)

Consolidated income before cumulative effect of change in accounting principle, after-tax	$4,993	$1,765	$3,356

(1)
Non-recurring items include a 2006 write-off of present value of future profits related to a block of corporate owned life insurance policies that terminated due to bankruptcy of the policyholder and an increase in liability which occurred in 2005 for future benefits from a discontinued benefit plan.

(2)
For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

        Additional significant financial performance data for each of the Company's reportable segments for the years ended December 31 are as follows:

(in millions)	2006	2005	2004
Amortization of deferred policy acquisition costs
Property-Liability	$4,131	$4,092	$3,874
Allstate Financial	626	629	591

Consolidated	$4,757	$4,721	$4,465

Income tax expense (benefit)
Property-Liability	$2,084	$240	$1,150
Allstate Financial	207	188	189
Corporate and Other	(106)	(105)	(109)

Consolidated	$2,185	$323	$1,230

        Interest expense is primarily incurred in the Corporate and Other segment. Capital expenditures for long-lived assets are generally made in the Property-Liability segment. A portion of these long-lived assets are used by entities included in the Allstate Financial and Corporate and Other segments, and accordingly, are charged expenses in proportion to their use.

        Summarized data for total assets and investments for each of the Company's reportable segments as of December 31 are as follows:

(in millions)	2006	2005	2004
Assets
Property-Liability	$53,952	$53,604	$52,458
Allstate Financial	101,317	98,795	94,274
Corporate and Other	2,285	3,673	2,993

Consolidated	$157,554	$156,072	$149,725

Investments
Property-Liability	41,663	39,574	40,267
Allstate Financial	75,951	75,233	72,530
Corporate and Other	2,143	3,490	2,733

Consolidated	$119,757	$118,297	$115,530

        The balances above reflect the elimination of related party investments between the Allstate Financial and Corporate and Other segments. The composition of the segments was revised in 2006. The loan protection business previously managed by Allstate Financial is now being managed by Allstate Protection. The revenue results of this business are included in other property-liability insurance premiums earned in 2006 and in accident and health and other in life and annuity premiums and contract charges in 2005. Goodwill related to this business totaling $116 million was also reflected in the Allstate Financial segment in 2005 and Property-Liability in 2006. The amounts are not material and therefore the segment results for prior periods have not been reclassified.

19.  Other Comprehensive Income

        The components of other comprehensive (loss) income on a pretax and after-tax basis for the years ended December 31 are as follows:

	2006			2005			2004
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax	Pretax	Tax	After- Tax
Unrealized net holding (losses) gains arising during the period, net of related offsets	$363	$(127)	$236	$(971)	$340	$(631)	$416	$(145)	$271
Less: reclassification adjustment of realized capital gains and losses	388	(136)	252	411	(144)	267	627	(219)	408

Unrealized net capital (losses) gains	(25)	9	(16)	(1,382)	484	(898)	(211)	74	(137)
Unrealized foreign currency translation adjustments	6	(2)	4	9	(3)	6	40	(14)	26
Unrealized minimum pension liability adjustments	(22)	8	(14)	552	(193)	359	(46)	16	(30)

Other comprehensive (loss) income	$(41)	$15	$(26)	$(821)	$288	$(533)	$(217)	$76	$(141)

20.  Quarterly Results (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in millions except per share data)	2006	2005	2006	2005	2006	2005	2006	2005
Revenues	$9,081	$8,705	$8,875	$8,791	$8,738	$8,942	$9,102	$8,945
Net income (loss)	1,415	1,123	1,207	1,149	1,158	(1,548)	1,213	1,041
Net Income Earnings per share-Basic	2.20	1.66	1.91	1.72	1.84	(2.36)	1.94	1.61
Net Income Earnings per share-Diluted(1)	2.19	1.64	1.89	1.71	1.83	(2.36)	1.93	1.59

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

Report of Independent Registered Public Accounting Firm

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
THE ALLSTATE CORPORATION

        We have audited the accompanying Consolidated Statements of Financial Position of The Allstate Corporation and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2006. We also have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for defined pension and other postretirement plans in 2006, and its method of accounting for certain nontraditional long-duration contracts and separate accounts in 2004.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 21, 2007

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.      We maintain disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities Exchange Act and made known to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        Management's Report on Internal Control over Financial Reporting.      Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the criteria related to internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2006.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm that issued an attestation report on management's assessment of internal control over financial reporting, which is included herein.

        Changes in Internal Control over Financial Reporting.      During the fiscal quarter ended December 31, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

        The following disclosures relate to actions taken by the Board of Directors of The Allstate Corporation and its committees on February 20, 2007 and would otherwise have been reported during the first fiscal quarter of 2007 on a Form 8-K under the heading "Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers:"

  •
  Upon recommendation from the Compensation and Succession Committee, the Board approved the following 2007 annual base salaries: Thomas J. Wilson, II, President and Chief Executive Officer, $960,000; Danny L. Hale, Vice President and Chief Financial Officer, $609,312; and Eric A. Simonson, President, Allstate Investments, $625,248. The salaries of Edward M. Liddy, Chairman, and Casey J. Sylla, Chairman of the Board and President, Allstate Life Insurance Company remain unchanged. These salaries are effective as of April 1, 2007, except Mr. Wilson's which is effective as of the date he became President and Chief Executive Officer, January 1, 2007. These salaries may be changed at any time at the discretion of the Board.

  •
  The registrant maintains two shareholder-approved plans under which executive officers have the opportunity to receive an annual cash award based on achievement with regard to performance measures over a one-year period. The Annual Covered Employee Incentive Compensation Plan ("Covered Employee Plan") governs awards to those executive officers who are considered "covered employees" as defined in Section 162(m)(3) of the Internal Revenue Code. Annual incentive awards to all other executive officers are governed by and made under the Annual Executive Incentive Compensation Plan ("Executive Plan"). The Compensation and Succession Committee establishes performance measures for each fiscal year and sets threshold, target and maximum award opportunities. The Committee has the authority to adjust the amount of awards, but has no authority to increase the amount of an award otherwise payable under the Covered Employee Plan.

    The Committee approved performance measures and target award opportunities under the plans for 2007. The same performance measures apply to both the Covered Employee Plan and Executive Plan. For the chairman, chief executive officer, chief financial officer and other executive officers in corporate functions, there are two equally-weighted measures. One is based on an adjusted operating income per diluted share measure. The other measure is based on combined business unit results.

    For Allstate Protection executive officers, their award opportunity is based on four performance measures, generally weighted as follows: 45% based on a matrix used by management to emphasize a balanced approach to premium growth and profit; 15% based on a measure of sales and profitability of proprietary and non-proprietary financial products; 20% based on a measure of customer loyalty; and 20% based on the corporate adjusted operating income per diluted share measure.

    For the Allstate Financial executive officers, there are four performance measures, weighted as follows: 30% based on adjusted Allstate Financial operating income; 20% based on a measure of the sales of Allstate Financial products by Allstate exclusive agencies and the profitability of those sales; 30% based on a matrix used by management to emphasize a balanced approach to growth and profit; and 20% based on the corporate adjusted operating income per diluted share measure.

    For the executive officer in the Investments business unit, there are six performance measures, weighted as follows: 20% based on a measure of the Allstate Insurance Company portfolio one-year return; 20% based on a measure of the Allstate Insurance Company portfolio three-year return; 30% based on two measures of Allstate Financial yield on purchases of fixed income securities relative to a benchmark; 10% on a measure of Allstate Financial realized capital losses attributed to credit loss; and 20% based on the corporate adjusted operating income per diluted share measure.

    Threshold, target and maximum levels of performance are established for each performance measure. If the maximum level of performance is achieved, the award would be three times the executive officer's target award, with target awards generally ranging from 50% to 120% of annual salary for the fiscal year.

  •
  The Registrant maintains a shareholder-approved Long-Term Executive Incentive Compensation Plan to provide certain executives, including the executive officers, the opportunity to receive a cash award based on achievement with regard to performance measures over a three-year cycle. The Compensation and Succession Committee establishes performance measures for each cycle and sets threshold, target and maximum award opportunities. The amount of each executive's payout is dependent on achievement with regard to the performance measures. The Committee has the authority to adjust the amount of awards payable under the Plan, but has no authority to increase the amount of an award otherwise payable to a "covered employee" as defined in Section 162(m)(3) of the Internal Revenue Code.

    The Committee approved performance measures and target award opportunities for the 2007-2009 three-year performance cycle. The award opportunities are based on three performance measures. 50% of the award opportunity is based on a three-year adjusted average net income return on equity measure, as compared to a peer group of companies representing both the property/casualty and financial services industries. No payment based on this return on equity measure is made unless that return exceeds the average rate on three-year Treasury Notes over the three-year cycle, plus 200 basis points. 25% of the award opportunity is based on a measure of Allstate Protection's growth in policies in force ("PIF") over the three-year cycle, excluding property insurance, Motor Club, and the loan protection business. The remaining 25% is based on a measure of three year-average Allstate Financial operating income return on capital. Threshold, target and maximum levels of performance are established for each performance measure. If the maximum level of performance is achieved, the award would be three times the executive officer's target award, with target awards generally ranging from 40% to 155% of salary.

        In addition, on February 20, 2007, the Board of Directors approved the amendment and restatement of The Allstate Corporation's bylaws to provide for majority voting in the election of directors; to provide for enhanced notice and director qualification requirements; and to change the stockholder vote necessary to amend the bylaws. This would otherwise have been reported during the first fiscal quarter of 2007 on a Form 8-K under the heading "Item 5.03. Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year:"

Part III

Item 10. Directors, Executive Officers and Corporate Governance

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
  Compensation Committee Report

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding security ownership of certain beneficial owners and management is incorporated in this Item 12 by reference to the sections of the Proxy Statement with the following captions:

  •
  Security Ownership of Directors and Executive Officers

  •
  Security Ownership of Certain Beneficial Owners

Equity Compensation Plan Information

        The following table includes information as of December 31, 2006 with respect to The Allstate Corporation's equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders(1)	22,508,878	$43.80	22,741,241(2)
Total	22,508,878	$43.80	22,741,241(2)

(1)
Consists of the Equity Incentive Plan, the Amended and Restated 2001 Equity Incentive Plan, Equity Incentive Plan for Non-Employee Directors and the 2006 Equity Compensation Plan for Non-Employee Directors.

(2)
Includes 22,205,268 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock and stock in lieu of cash under the Amended and Restated 2001 Equity Incentive Plan; and 535,973 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units and stock in lieu of cash compensation under the 2006 Equity Compensation Plan for Non-Employee Directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence

        Information required for Item 13 is incorporated by reference to the material in the Proxy Statement under the captions "Related Person Transactions" and "Corporate Governance Practices—Determinations of Independence of Nominees for Election."

Item 14. Principal Accounting Fees and Services

        Information required for Item 14 is incorporated by reference to the material in the Proxy Statement under the captions "Items to be Voted On—Item 2. Ratification of Appointment of Independent Registered Public Accountant."

Part IV

Item 15. (a) (1) Exhibits, Financial Statement Schedules.

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

3(i)	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on February 4, 1999, incorporated herein by reference to Exhibit 3(a) to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended June 30, 1999
3(ii)	Amended and Restated By-Laws of The Allstate Corporation effective February 20, 2007
4(iii)
The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries.

10.1
Credit Agreement dated as of June 4, 2004, among The Allstate Corporation, Allstate Insurance Company, Allstate Life Insurance Company, as borrowers; the Lenders party thereto; JPMorgan Chase Bank, as Syndication Agent; Bank of America, N.A., Citibank, N.A. and Wachovia Bank, National Association, as Documentation Agents; and the Bank of New York, as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended June 30, 2004
10.2*
The Allstate Corporation Annual Covered Employee Incentive Compensation Plan, as amended and restated effective March 9, 2004, incorporated herein by reference to Appendix E to The Allstate Corporation Notice of Annual Meeting and Proxy Statement dated March 26, 2004
10.3*
The Allstate Corporation Annual Executive Incentive Compensation Plan, as amended and restated as of March 9, 2004, incorporated herein by reference to Exhibit 10.2 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended March 31, 2004
10.4*
The Allstate Corporation Annual Incentive Plans — Performance Goals and Target Awards for 2006, incorporated herein by reference to Exhibit 10.5 to The Allstate Corporation annual report on Form 10-K for 2005
10.5*	The Allstate Corporation Annual Incentive Plans — Performance Goals and Target Awards for 2007
10.6*
The Allstate Corporation Long-Term Executive Incentive Compensation Plan, as amended and restated effective March 9, 2004, incorporated herein by reference to Appendix F to The Allstate Corporation Notice of Annual Meeting and Proxy Statement dated March 26, 2004
10.7*
The Allstate Corporation Long-Term Executive Incentive Compensation Plan — Performance Goals and Target Awards for the 2003-2005, 2004-2006, and 2005-2007 Cycles, incorporated herein by reference to Exhibit 10.7 to The Allstate Corporation annual report on Form 10-K for 2005
10.8*
The Allstate Corporation Long-Term Executive Incentive Compensation Plan — Performance Goals and Target Awards for the 2006-2008 Cycle, incorporated herein by reference to Exhibit 10.8 to The Allstate Corporation annual report on Form 10-K for 2005
10.9*	The Allstate Corporation Long-Term Executive Incentive Compensation Plan — Performance Goals and Target Awards for the 2007-2009 Cycle
10.10*
The Allstate Corporation Deferred Compensation Plan, as amended and restated as of May 28, 2004, incorporated herein by reference to Exhibit 10.2 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended June 30, 2004
10.11*	The Allstate Corporation Amended and Restated 2001 Equity Incentive Plan, as amended and restated effective February 20, 2007
10.12*
Form of Executive Officer Option Award Agreement under The Allstate Corporation Amended and Restated 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed July 20, 2006
10.13*
Form of Executive Officer Option Award Agreement dated May 15, 2001 under The Allstate Corporation 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.4 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended June 30, 2001
10.14*
Form of Executive Officer Option Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.19 to The Allstate Corporation annual report on Form 10-K for 2003

10.15*
Form of Executive Officer Restricted Stock Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.20 to The Allstate Corporation annual report on Form 10-K for 2003
10.16*
Form of Executive Officer Restricted Stock Unit Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan incorporated herein by reference to Exhibit 10.15 to The Allstate Corporation annual report on Form 10-K for 2005
10.17*	The Allstate Corporation Equity Incentive Plan, as amended and restated effective February 20, 2007
10.18*	Form of stock option under The Allstate Corporation Equity Incentive Plan, incorporated by reference to Exhibit 10.15 to The Allstate Corporation annual report on Form 10-K for 1999
10.19*	Form of stock option with reload under The Allstate Corporation Equity Incentive Plan, incorporated by reference to Exhibit 10.16 to The Allstate Corporation annual report on Form 10-K for 1999
10.20*	Form of restricted stock grant under The Allstate Corporation Equity Incentive Plan, incorporated by reference to Exhibit 10.17 to The Allstate Corporation annual report on Form 10-K for 1999
10.21*
Allstate Insurance Company Supplemental Retirement Income Plan, as amended and restated effective January 1, 1996, incorporated herein by reference to Exhibit 10.11 to The Allstate Corporation annual report on Form 10-K for 1995
10.22*	Retirement Benefits of Edward M. Liddy, incorporated herein by reference to Exhibit 10.21 to The Allstate Corporation annual report on Form 10-K for 2003
10.23*	Retirement Benefits of Casey J. Sylla, incorporated herein by reference to Exhibit 10.23 to The Allstate Corporation annual report on Form 10-K for 2005
10.24*	CEO Change of Control Employment Agreement, incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended March 31, 1999
10.25*
Form of Other Executive Officer Change of Control Employment Agreement — Tier One, incorporated herein by reference to Exhibit 10.4 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended March 31, 1999
10.26*	Form of Other Executive Officer Change of Control Employment Agreement — Tier One, incorporated herein by reference to Exhibit 10.26 to The Allstate Corporation annual report on Form 10-K for 2002
10.27*	Form of Other Executive Officer Change of Control Employment Agreement — Tier Two, incorporated herein by reference to Exhibit 10.25 to The Allstate Corporation annual report on Form 10-K for 2003
10.28*	Summary of Named Executive Officers' Salaries for 2007
10.29*	Letter dated December 9, 2002 to Danny L. Hale, incorporated herein by reference to Exhibit 10.26 to The Allstate Corporation annual report on Form 10-K for 2003
10.30*	Letter dated July 14, 2002 to Eric A. Simonson, incorporated herein by reference to Exhibit 10.27 to The Allstate Corporation annual report on Form 10-K for 2003
10.31*	Summary of The Allstate Corporation Non-Employee Director Compensation, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed September 12, 2006

10.32*
The Allstate Corporation Amended and Restated Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of February 5, 1997, incorporated herein by reference to Exhibit 10.13 to The Allstate Corporation annual report on Form 10-K for 1997
10.33*	The Allstate Corporation Equity Incentive Plan for Non-Employee Directors as amended and restated effective as of February 20, 2007
10.34*	The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, as amended and restated effective February 20, 2007
10.35*
Form of Option Award Agreement under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation current report on Form 8-K filed May 19, 2006
10.36*
Form of Restricted Stock Unit Award Agreement under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.4 to The Allstate Corporation current report on Form 8-K filed May 19, 2006
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

THE ALLSTATE CORPORATION (Registrant)
/s/ SAMUEL H. PILCH
By:	Samuel H. Pilch (Controller)
February 20, 2007

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ THOMAS J. WILSON Thomas J. Wilson	President and Chief Executive Officer and a Director (Principal Executive Officer)	February 20, 2007
/s/ DANNY L. HALE Danny L. Hale	Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2007
/s/ EDWARD M. LIDDY Edward M. Liddy	Chairman of the Board of Directors and a Director	February 20, 2007
/s/ F. DUANE ACKERMAN F. Duane Ackerman	Director	February 20, 2007
/s/ JAMES G. ANDRESS James G. Andress	Director	February 20, 2007
/s/ ROBERT D. BEYER Robert D. Beyer	Director	February 20, 2007
/s/ W. JAMES FARRELL W. James Farrell	Director	February 20, 2007
/s/ JACK M. GREENBERG Jack M. Greenberg	Director	February 20, 2007
/s/ RONALD T. LEMAY Ronald T. LeMay	Director	February 20, 2007

/s/ J. CHRISTOPHER REYES J. Christopher Reyes	Director	February 20, 2007
/s/ H. JOHN RILEY, JR. H. John Riley, Jr.	Director	February 20, 2007
/s/ JOSHUA I. SMITH Joshua I. Smith	Director	February 20, 2007
/s/ JUDITH A. SPRIESER Judith A. Sprieser	Director	February 20, 2007
/s/ MARY ALICE TAYLOR Mary Alice Taylor	Director	February 20, 2007

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE I—SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2006

(in millions)	Cost/ amortized cost	Fair value	Amounts at which shown on Balance Sheet
Type of Investment
Fixed Maturities:
Bonds:
United States government, government agencies and authorities	$3,284	$4,033	$4,033
States, municipalities and political subdivisions	24,665	25,608	25,608
Foreign governments	2,489	2,818	2,818
Public utilities	6,110	6,319	6,319
Convertibles and bonds with warrants attached	2,170	2,164	2,164
All other corporate bonds	32,006	32,353	32,353
Asset-backed securities	9,202	9,211	9,211
Mortgage-backed securities	7,962	7,916	7,916
Commercial mortgage-backed securities	7,834	7,837	7,837
Redeemable preferred stocks	58	61	61

Total fixed maturities	95,780	$98,320	98,320

Equity Securities:
Common Stocks:
Public utilities	128	$182	182
Banks, trusts and insurance companies	648	926	926
Industrial, miscellaneous and all other	5,049	6,461	6,461
Nonredeemable preferred stocks	201	208	208

Total equity securities	6,026	$7,777	7,777

Mortgage loans on real estate	9,467		9,467
Real estate acquired in satisfaction of debt	2		2
Policy loans	991		991
Derivative instruments	740		733
Short-term investments	2,430		2,430
Other long-term investments	37		37

Total Investments	$115,473		$119,757

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

	Year ended December 31,
(in millions)	2006	2005	2004
Revenues
Investment income, less investment expense	$34	$13	$4
Other income	120	44	104

	154	57	108
Expenses
Interest expense	344	306	303
Other operating expenses	16	15	18

	360	321	321

Loss from operations before income tax benefit and equity in net income of subsidiaries	(206)	(264)	(213)
Income tax benefit	(120)	(115)	(116)

Loss before equity in net income of subsidiaries	(86)	(149)	(97)
Equity in net income of subsidiaries	5,079	1,914	3,278

Net income	$4,993	$1,765	$3,181

Other comprehensive loss, after-tax
Changes in:
Unrealized net capital gains and losses	(16)	(898)	(137)
Unrealized foreign currency translation adjustments	4	6	26
Minimum pension liability adjustment	(14)	359	(30)

Other comprehensive loss, after-tax	(26)	(533)	(141)

Comprehensive income	$4,967	$1,232	$3,040

See accompanying notes to condensed financial information and notes to Consolidated Financial Statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED)—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF FINANCIAL POSITION

	December 31,
(in millions except par value data)	2006	2005
Assets
Investments in subsidiaries	$25,759	$23,601
Fixed income securities, at fair value (amortized cost $103)	103	—
Short-term investments	458	1,232
Cash	—	1
Receivable from subsidiaries	482	772
Other assets	178	168

Total assets	$26,980	$25,774

Liabilities
Short-term debt	$—	$413
Long-term debt	4,600	4,688
Deferred compensation	237	199
Dividends payable to shareholders	218	207
Other liabilities	79	81

Total liabilities	5,134	5,588

Shareholders' Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 622 million and 646 million shares outstanding	9	9
Additional capital paid-in	2,939	2,836
Retained income	29,070	24,962
Deferred compensation expense	(72)	(128)
Treasury stock, at cost (278 million and 254 million shares)	(11,091)	(9,575)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	2,074	2,090
Unrealized foreign currency translation adjustments	26	22
Minimum pension liability adjustment	—	(30)
Net funded status of pension and other postretirement benefit obligation	(1,109)	—

Total accumulated other comprehensive income	991	2,082

Total shareholders' equity	21,846	20,186

Total liabilities and shareholders' equity	$26,980	$25,774

See accompanying notes to condensed financial information and notes to Consolidated Financial Statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED)—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in millions)	2006	2005	2004
Cash flows from operating activities
Net income	$4,993	$1,765	$3,181
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(5,079)	(1,914)	(3,278)
Dividends received from subsidiaries	1,861	3,914	2,545
Other operating assets and liabilities	20	319	(63)

Net cash provided by operating activities	1,795	4,084	2,385

Cash flows from investing activities
Proceeds from sales and collections of investments	63	18	208
Investment purchases	(166)	(18)	(201)
Capital contributions to subsidiaries	(9)	(202)	(338)
Change in short-term investments, net	774	(737)	(405)

Net cash provided by (used in) investing activities	662	(939)	(736)

Cash flows from financing activities
Change in short-term debt, net	(413)	370	43
Transfers from (to) subsidiaries through intercompany loan agreement, net	413	(370)	(43)
Repayment of long-term debt	(750)	(900)	(405)
Proceeds from issuance of long-term debt	644	789	641
Dividends paid to shareholders	(873)	(830)	(756)
Treasury stock purchases	(1,770)	(2,484)	(1,373)
Shares reissued under equity incentive plans, net	239	281	236
Excess tax benefits on share-based payment arrangements	52	—	—

Net cash used in financing activities	(2,458)	(3,144)	(1,657)

Net (decrease) increase in cash	(1)	1	(8)
Cash at beginning of year	1	—	8

Cash at end of year	$—	$1	$—

See accompanying notes to condensed financial information and notes to Consolidated Financial Statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED)—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

1.     General

        The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8. The short-term and long-term debt presented in Note 11 "Capital Structure" are direct obligations of the Company, with the exception of the following obligations at December 31:

(in millions)	2006	2005
Short-term:
Federal Funds purchased	$12	$—
Long-term:
Floating Rate Notes, due 2016 to 2017, callable	$6	$32
Other Various Notes, due 2008	2	1
Synthetic lease VIE obligations, floating rates, due 2011	42	117
Structured investment security VIE obligations, due 2007	—	49

2.     Receivable and Payable to Subsidiaries

        The proceeds from the issuance of commercial paper have been loaned to subsidiaries through an intercompany loan agreement and are used for general purposes.

        In August of 2004, the registrant fully repaid a promissory note (the "note") with a principal balance of $405 million to its subsidiary Allstate Insurance Company ("AIC"). The note, which was payable on December 1, 2007 or earlier upon demand, was issued to AIC in December of 2002 to replace a previous note for the same amount due April 2003. The note had a stated annual interest rate of 4.25%. The Registrant recorded $11 million of interest expense in 2004 related to these borrowings.

3.     Supplemental Disclosures of Cash Flow Information

        The Registrant paid $319 million, $302 million and $294 million of interest on debt in 2006, 2005 and 2004, respectively.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

	At December 31,			For the Year Ended December 31,
(in millions) Segment	Deferred Policy Acquisition Costs	Reserves for Claims, Claims Expense and Contract Benefits	Unearned Premiums	Premium Revenue and Contract Charges	Net Investment Income(1)	Claims, Claims Expense and Contract Benefits	Amortization of Deferred Policy Acquisition Costs	Other Operating Costs and Expenses	Premiums Written (Excluding Life)
2006
Property-Liability operations
Allstate Protection	$1,484	$15,823	$10,381	$27,366		$15,885	$4,131	$2,714	$27,525
Discontinued Lines and Coverages	—	3,043	—	3		132	—	10	1

Total Property-Liability	1,484	18,866	10,381	27,369	$1,854	16,017	4,131	2,724	27,526
Allstate Financial operations	3,848	74,817	46	1,964	4,173	4,184	626	492	341
Corporate and other	—	—	—	—	150	—	—	356	—

Total	$5,332	$93,683	$10,427	$29,333	$6,177	$20,201	$4,757	$3,572	$27,867

2005
Property-Liability operations
Allstate Protection	$1,484	$19,050	$10,026	$27,038		$21,008	$4,092	$2,399	$27,393
Discontinued Lines and Coverages	—	3,067	—	1		167	—	9	(2)

Total Property-Liability	1,484	22,117	10,026	27,039	$1,791	21,175	4,092	2,408	27,391
Allstate Financial operations	4,318	72,522	268	2,049	3,830	4,018	629	634	339
Corporate and other	—	—	—	—	125	—	—	326	—

Total	$5,802	$94,639	$10,294	$29,088	$5,746	$25,193	$4,721	$3,368	$27,730

2004
Property-Liability operations
Allstate Protection	$1,460	$16,005	$9,677	$25,983		$17,208	$3,874	$2,433	$26,527
Discontinued Lines and Coverages	—	3,333	—	6		635	—	9	4

Total Property-Liability	1,460	19,338	9,677	25,989	$1,773	17,843	3,874	2,442	26,531
Allstate Financial operations	3,508	67,463	255	2,072	3,410	3,619	591	639	315
Corporate and other	—	—	—	—	101	—	—	318	—

Total	$4,968	$86,801	$9,932	$28,061	$5,284	$21,462	$4,465	$3,399	$26,846

(1)
A single investment portfolio supports both Allstate Protection and Discontinued Lines and Coverages segments.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE IV—REINSURANCE

(in millions)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year Ended December 31, 2006
Life insurance in force	$480,546	$237,960	$12,140	$254,726	4.8%

Premiums and contract charges:
Life insurance	$2,259	$669	$42	$1,632	2.6%
Accident-health insurance	477	146	1	332	0.3%
Property-liability insurance	28,437	1,113	45	27,369	0.2%

Total premiums and contract charges	$31,173	$1,928	$88	$29,333	0.3%

Year Ended December 31, 2005
Life insurance in force	$444,693	$227,179	$16,955	$234,469	7.2%

Premiums and contract charges:
Life insurance	$2,048	$478	$40	$1,610	2.5%
Accident-health insurance	617	218	40	439	9.1%
Property-liability insurance	26,514	586	1,111	27,039	4.1%

Total premiums and contract charges	$29,179	$1,282	$1,191	$29,088	4.1%

Year Ended December 31, 2004
Life insurance in force	$423,204	$210,014	$8,394	$221,584	3.8%

Premiums and contract charges:
Life insurance	$2,049	$393	$25	$1,681	1.5%
Accident-health insurance	579	215	27	391	6.9%
Property-liability insurance	24,574	399	1,814	25,989	7.0%

Total premiums and contract charges	$27,202	$1,007	$1,866	$28,061	6.6%

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE V—VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

		Additions
(in millions)		Charged to costs and expenses
Description	Balance at Beginning of Period		Other Additions	Deductions	Balance at End of Period
Year Ended December 31, 2006
Allowance for reinsurance recoverables	$213	$32	$—	$10	$235
Allowance for premium installment receivable	50	75	—	69	56
Allowance for deferred tax assets	3	2	—	—	5
Year Ended December 31, 2005
Allowance for reinsurance recoverables	$230	$(24)	$7	$—	$213
Allowance for premium installment receivable	48	71	—	69	50
Allowance for deferred tax assets	2	1	—	—	3
Year Ended December 31, 2004
Allowance for estimated losses on mortgage loans and real estate	$1	$1	$—	$2	$—
Allowance for reinsurance recoverables	101	138	—	9	230
Allowance for premium installment receivable	44	62	—	58	48
Allowance for deferred tax assets	8	6	—	12	2

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING
CONSOLIDATED PROPERTY-CASUALTY INSURANCE OPERATIONS

	At December 31,
(in millions)	2006	2005	2004
Deferred policy acquisition costs	$1,484	$1,484	$1,460
Reserves for insurance claims and claims expense	18,866	22,117	19,338
Unearned premiums	10,381	10,026	9,677
	Year Ended December 31,
	2006	2005	2004
Earned premiums	$27,369	$27,039	$25,989
Net investment income	1,854	1,791	1,773
Claims and claims adjustment expense incurred
Current year	16,988	21,643	18,073
Prior years	(971)	(468)	(230)
Amortization of deferred policy acquisition costs	4,131	4,092	3,874
Paid claims and claims adjustment expense	18,338	19,005	17,062
Premiums written	27,526	27,391	26,531

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Allstate Corporation

        We have audited the consolidated financial statements of The Allstate Corporation and subsidiaries (the "Company") as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, and have issued our report thereon dated February 21, 2007 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to a change in The Allstate Corporation's method of accounting for defined pension and other postretirement plans in 2006 and method of accounting for certain nontraditional long-duration contracts and for separate accounts in 2004); such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in the accompanying index at Item 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 21, 2007