Form 10-Q
period 2007-03-31
ALLSTATE CORP
filed 2007-05-01
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Yes ☐                    No ☒

As of April 30, 2007, the registrant had 607,408,065 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
(in millions, except per share data)

Revenues
Property-liability insurance premiums earned	$6,806	$6,876
Life and annuity premiums and contract charges	483	495
Net investment income	1,571	1,511
Realized capital gains and losses	471	199
	9,331	9,081

Costs and expenses
Property-liability insurance claims and claims expense	4,117	3,873
Life and annuity contract benefits	428	373
Interest credited to contractholder funds	649	620
Amortization of deferred policy acquisition costs	1,153	1,139
Operating costs and expenses	727	779
Restructuring and related charges	(1)	107
Interest expense	72	81
	7,145	6,972

Loss on disposition of operations	—	(53)

Income from operations before income tax expense	2,186	2,056

Income tax expense	691	641

Net income	$1,495	$1,415

Earnings per share:

Net income per share - Basic	$2.42	$2.20

Weighted average shares - Basic	616.8	643.2

Net income per share - Diluted	$2.41	$2.19

Weighted average shares - Diluted	621.6	647.4

Cash dividends declared per share	$0.38	$0.35

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(in millions, except par value data)	2007	2006
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $97,424 and $95,780)	$100,033	$98,320
Equity securities, at fair value (cost $6,263 and $6,026)	7,924	7,777
Mortgage loans	9,544	9,467
Short-term	3,197	2,430
Other	1,684	1,763
Total investments	122,382	119,757

Cash	471	443
Premium installment receivables, net	4,796	4,789
Deferred policy acquisition costs	5,191	5,332
Reinsurance recoverables, net	5,826	5,827
Accrued investment income	1,125	1,062
Deferred income taxes	268	224
Property and equipment, net	1,033	1,010
Goodwill	825	825
Other assets	2,142	2,111
Separate Accounts	16,030	16,174
Total assets	$160,089	$157,554

Liabilities
Reserve for property-liability insurance claims and claims expense	$18,667	$18,866
Reserve for life-contingent contract benefits	12,806	12,786
Contractholder funds	62,472	62,031
Unearned premiums	10,221	10,427
Claim payments outstanding	741	717
Other liabilities and accrued expenses	12,021	10,045
Short-term debt	—	12
Long-term debt	4,640	4,650
Separate Accounts	16,030	16,174
Total liabilities	137,598	135,708

Commitments and Contingent Liabilities (Note 7)

Shareholders’ Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 611 million and 622 million shares outstanding	9	9
Additional capital paid-in	2,985	2,939
Retained income	30,322	29,070
Deferred ESOP expense	(68)	(72)
Treasury stock, at cost (289 million and 278 million shares)	(11,775)	(11,091)

Accumulated other comprehensive income:
Unrealized net capital gains and losses	2,058	2,074
Unrealized foreign currency translation adjustments	28	26
Net funded status of pension and other postretirement benefit obligation	(1,068)	(1,109)
Total accumulated other comprehensive income	1,018	991
Total shareholders’ equity	22,491	21,846
Total liabilities and shareholders’ equity	$160,089	$157,554

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(in millions)	2007	2006
	(Unaudited)

Cash flows from operating activities
Net income	$1,495	$1,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(48)	(36)
Realized capital gains and losses	(471)	(199)
Loss on disposition of operations	—	53
Interest credited to contractholder funds	649	620
Changes in:
Policy benefits and other insurance reserves	(195)	(1,840)
Unearned premiums	(208)	(209)
Deferred policy acquisition costs	32	(58)
Premium installment receivables, net	(6)	(64)
Reinsurance recoverables, net	(80)	493
Income taxes payable	561	1,010
Other operating assets and liabilities	(201)	(334)
Net cash provided by operating activities	1,528	851

Cash flows from investing activities
Proceeds from sales
Fixed income securities	4,377	6,589
Equity securities	1,958	1,796
Investment collections
Fixed income securities	1,359	1,133
Mortgage loans	517	492
Investment purchases
Fixed income securities	(6,144)	(7,503)
Equity securities	(1,823)	(1,706)
Mortgage loans	(579)	(880)
Change in short-term investments, net	(237)	(62)
Change in other investments, net	66	(3)
Purchases of property and equipment, net	(78)	(67)
Net cash used in investing activities	(584)	(211)

Cash flows from financing activities
Change in short-term debt, net	(12)	(379)
Proceeds from issuance of long-term debt	—	644
Repayment of long-term debt	(9)	(6)
Contractholder fund deposits	2,363	2,084
Contractholder fund withdrawals	(2,363)	(2,391)
Dividends paid	(218)	(207)
Treasury stock purchases	(720)	(454)
Shares reissued under equity incentive plans, net	33	20
Excess tax benefits from share-based payment arrangements	15	2
Other	(5)	77
Net cash used in financing activities	(916)	(610)

Net increase in cash	28	30
Cash at beginning of period	443	313
Cash at end of period	$471	$343

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

The condensed consolidated financial statements and notes as of March 31, 2007, and for the three-month periods ended March 31, 2007 and 2006 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2007 presentation, certain amounts in the prior year condensed consolidated financial statements and notes have been reclassified.

Adopted accounting standards

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”)

In October 2005, the AICPA issued SOP 05-1.  SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”.  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs through the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a feature or coverage within an existing contract.  In February 2007, the AICPA issued Technical Practice Aids (“TPAs”) that provide interpretive guidance to be used in applying the SOP.  The Company adopted the provisions of SOP 05-1 on January 1, 2007, for internal replacements occurring in fiscal years beginning after December 15, 2006.  The adoption resulted in a $9 million after-tax adjustment to unamortized DAC and DSI related to the impact on future estimated gross profits from the changes in accounting for certain costs associated with contract continuations, that no longer qualify for deferral under SOP 05-1.  The adjustment was recorded as a reduction of retained income at January 1, 2007, and a reduction of DAC and DSI balances of $13 million pre-tax.  The ongoing effects of SOP 05-1 are not expected to have a material impact on the Company’s results of operations or financial position.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”)

In February 2006, the FASB issued SFAS No. 155, which permits the fair value remeasurement at the date of adoption of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under paragraph 12 or 13 of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain embedded derivatives requiring bifurcation; and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The Company adopted the provisions of SFAS No. 155 on January 1, 2007, which are effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of the first fiscal year that begins after September 15, 2006.  The Company elected not to remeasure existing hybrid financial instruments at the date of adoption that contained embedded derivatives requiring bifurcation pursuant to paragraph 12 or 13 of SFAS No.

133.  The adoption of SFAS No. 155 did not have a material effect on the results of operations or financial position of the Company.

Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities.  The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities.  The Company adopted the provisions of FIN 48, which are effective for fiscal years beginning after December 15, 2006, on January 1, 2007.  No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48.  Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

The liability for net unrecognized tax benefits at January 1, 2007 was $48 million.  This liability represents an accrual relating to uncertain income tax positions the Company has taken or expects to take on its tax returns.  The liability is net of a recoverable of $11 million related to the settlement of prior years’ examinations.  The Company believes it is reasonably possible that the liability balance will increase by $11 million within the next 12 months due to the expected collection of this recoverable.  Due to the impact of deferred tax accounting, recognition of previously unrecognized tax benefits would not be expected to impact the Company’s effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense.  The balance of interest receivable included in the statement of financial position relating to unrecognized tax benefits at January 1, 2007 was $9 million.

The Internal Revenue Service (“IRS”) completed its review of the Company’s federal income tax returns through the 2002 tax year and the statute of limitations has expired on those years.  The IRS is currently examining the Company’s federal income tax returns for the 2003 and 2004 tax years.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”)

SFAS No. 158 requires recognition in the statements of financial position of the over or underfunded status of defined pension and other postretirement plans, measured as the difference between the fair value of plan assets and the projected benefit obligation (“PBO”) for the pension plans and the accumulated postretirement benefit obligation (“APBO”) for other postretirement benefit plans.  This effectively requires the recognition of all previously unrecognized actuarial gains and losses and prior service cost as a component of accumulated other comprehensive income, net of tax.  In addition, SFAS No. 158 requires: on a prospective basis the actuarial gains and losses and the prior service costs and credits that arise during any reporting period but are not recognized net of tax as components of net periodic benefit cost be recognized as a component of other comprehensive income; that the measurement date of the plans be the same as the statements of financial position; and that disclosure in the notes to the financial statements include the anticipated impact on the net periodic benefit cost of actuarial gains and losses and the prior service costs and credits previously deferred and recognized net of tax as a component of other comprehensive income.  Guidance relating to the recognition of the over or under funded status of the plan and additional disclosure requirements is effective for periods ending after December 15, 2006.  Guidance relating to the measurement date of the plans is effective for the years ending after December 15, 2008.  There is no impact on results of operations or cash flows. Retrospective application of this standard is not permitted.  The impact of adoption, including the inter-related impact on the minimum pension liability, resulted in a decrease in shareholders’ equity of $1.11 billion at December 31, 2006.

Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”)

In September 2006, the SEC issued SAB 108 in order to eliminate the diversity of practice in the process by which misstatements are quantified for purposes of assessing materiality on the financial statements.  SAB 108 is intended to eliminate the potential for the build up of improper amounts on the balance sheet due to the limitations of certain methods of materiality assessment utilized in current practice.  SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures.  If a company’s existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained income.  The provisions of SAB 108 must be applied no later than the annual financial statements issued for the first fiscal year ending after November 15, 2006. The Company’s adoption of SAB 108 in the fourth quarter of 2006 did not have any effect on its results of operations or financial position.

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

Financial Accounting Standards Board Staff Position No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP FAS 123R-3”)

In conjunction with its adoption of SFAS No. 123R, the Company elected the transition method described in FSP FAS 123R-3.  FSP FAS 123R-3 provided companies an option to elect an alternative calculation method for determining the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R.  SFAS No. 123R requires companies to calculate the pool of excess tax benefits as the net excess tax benefits that would have qualified as such had the Company adopted SFAS No. 123 for recognition purposes when first effective in 1995.  FSP FAS 123R-3 provided an alternative calculation based on actual increases to additional capital paid-in related to tax benefits from share-based compensation subsequent to the effective date of SFAS No. 123, less the tax on the cumulative incremental compensation costs the Company included in its pro forma net income disclosures as if the Company had applied the fair-value method to all awards, less the share-based compensation costs included in net income as reported.  The effect of the transition calculation was not material.

Pending accounting standards

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”)

In September 2006, the FASB issued SFAS No. 157 which redefines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the methods utilized to determine their fair values prior to adoption.  Based on the Company’s current use of fair value measurements, SFAS No. 157 is not expected to have a material effect on the results of operations or financial position of the Company.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159 which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value.  SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157.  Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied, which have yet to be determined.

2.   Earnings per share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share is computed based on weighted average number of common and dilutive potential common shares outstanding.  For Allstate, dilutive potential common shares consist of outstanding stock options and unvested restricted stock units.

The computation of basic and diluted earnings per share are presented in the following table.

(in millions, except per share data)	Three months ended March 31,
	2007	2006
Numerator:
Net income	$1,495	$1,415
Denominator:
Weighted average common shares outstanding	616.8	643.2
Effect of potential dilutive securities:
Stock options	3.2	3.1
Unvested restricted stock units	1.6	1.1
Weighted average common and dilutive potential common shares outstanding	621.6	647.4

Earnings per share—Basic:	$2.42	$2.20
Earnings per share—Diluted:	$2.41	$2.19

Options to purchase 4.1 million and 4.0 million Allstate common shares, with exercise prices ranging from $52.23 to $65.38 and $50.79 to $61.90, were outstanding at March 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share for the three-month periods.  These options were excluded either because their exercise prices exceeded the average market price of Allstate common shares during the period or because the unrecognized compensation cost on the options would have an anti-dilutive effect.

3.   Supplemental Cash Flow Information

Non-cash investment exchanges and modifications, which primarily reflect refinancing of fixed income securities and mergers completed with equity securities, totaled $60 million and $36 million for the three months ended March 31, 2007 and 2006, respectively.

Liabilities for collateral received in conjunction with the Company’s securities lending and other business activities and for funds received from the Company’s security repurchase business activities are reported in other liabilities and accrued expenses in the Condensed Consolidated Statements of Financial Position. The accompanying cash flows are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the three months ended March 31 are as follows:

	Three months ended March 31,
(in millions)	2007	2006

Net change in proceeds managed
Net change in fixed income securities	$(979)	$(2)
Net change in short-term investments	(490)	(1,400)
Operating cash flow used	(1,469)	(1,402)
Net change in cash	2	—
Net change in proceeds managed	$(1,467)	$(1,402)

Net change in liabilities
Liabilities for collateral and security repurchase, beginning of year	$(4,144)	$(4,102)
Liabilities for collateral and security repurchase, end of period	(5,611)	(5,504)
Operating cash flow provided	$1,467	$1,402

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

Management believes that the reserve for property-liability claims and claims expense, net of reinsurance recoverables, is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by the balance sheet date based on available facts, technology, laws and regulations.

5.   Reinsurance

Property-liability insurance premiums earned and life and annuity premiums and contract charges have been reduced by the reinsurance premium ceded amounts shown in the following table.

(in millions)	Three months ended March 31,
	2007	2006
Property-liability insurance premiums earned	$347	$180
Life and annuity premiums and contract charges	233	161

Property-liability insurance claims and claims expense and life and annuity contract benefits have been reduced by the reinsurance recovery amounts shown in the following table.

(in millions)	Three months ended March 31,
	2007	2006
Property-liability insurance claims and claims expense	$104	$337
Life and annuity contract benefits	146	115
Interest credited to contractholder funds	13	1

Variable Annuity Business

On June 1, 2006, in accordance with the terms of the definitive Master Transaction Agreement and related agreements (collectively the “Agreement”) the Company and its subsidiaries, Allstate Life Insurance Company (“ALIC”) and Allstate Life Insurance Company of New York (“ALNY”), completed the disposal through reinsurance of substantially all of Allstate Financial’s variable annuity business to Prudential Financial, Inc. and its subsidiary, The Prudential Insurance Company of America (collectively “Prudential”).  For Allstate, this disposal achieved the economic benefit of transferring to Prudential the future rights and obligations associated with this business.

The disposal was effected through reinsurance agreements (the “Reinsurance Agreements”) which include both coinsurance and modified coinsurance provisions.  Coinsurance and modified coinsurance provisions are commonly used in the reinsurance of variable annuities because variable annuities generally include both separate account and general account liabilities.  When contractholders make a variable annuity deposit, they must choose how to allocate their account balances between a selection of variable-return mutual funds that must be held in a separate account and fixed-return funds held in the Company’s general account.  In addition, variable annuity contracts include various benefit guarantees that are general account obligations of the Company.  The Reinsurance Agreements do not extinguish the Company’s primary liability under the variable annuity contracts.

Variable annuity balances invested in variable-return mutual funds are held in separate accounts, which are legally segregated assets and available only to settle separate account contract obligations.  Because the separate account assets must remain with the Company under insurance regulations, modified coinsurance is typically used when parties wish to transfer future economic benefits of such business.  Under the modified coinsurance provisions, the separate account assets remain on the Company’s Condensed Consolidated Statements of Financial Position, but the related results of operations are fully reinsured and presented net of reinsurance on the Condensed Consolidated Statements of Operations.

The coinsurance provisions of the Reinsurance Agreements were used to transfer the future rights and obligations related to fixed—return fund options and benefit guarantees.  $1.37 billion of assets supporting general account liabilities were transferred to Prudential, net of consideration, under the coinsurance provisions as of the transaction closing date.  General account liabilities of $1.41 billion at March 31, 2007 and $1.49 billion as of

December 31, 2006, however, remain on the Condensed Consolidated Statements of Financial Position with a corresponding reinsurance recoverable.

For purposes of presentation in the Consolidated Statements of Cash Flows, the Company treated the reinsurance of substantially all the variable annuity business of ALIC and ALNY to Prudential as a disposition of operations, consistent with the substance of the transaction which was the disposition of a block of business accomplished through reinsurance. Accordingly, the net consideration transferred to Prudential of $744 million (computed as $1.37 billion of general account liabilities transferred to Prudential on the closing date less consideration of $628 million), the cost of hedging the ceding commission received from Prudential of $69 million, pretax, and the costs of executing the transaction of $13 million, pretax, were classified as a disposition of operations in the cash flows from investing activities section of the Consolidated Statements of Cash Flows.

Under the Agreement, the Company, ALIC and ALNY have indemnified Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of ALIC and ALNY and liabilities specifically excluded from the transaction) that ALIC and ALNY have agreed to retain.  In addition, the Company, ALIC and ALNY will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of ALIC, ALNY and their agents, including in connection with ALIC’s and ALNY’s provision of transition services.  The Reinsurance Agreements contain no limits or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees, in accordance with the provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts”.

The terms of the Agreement give Prudential the right to be the exclusive provider of its variable annuity products through the Allstate proprietary agency force for three years and a non-exclusive preferred provider for the following two years.  During a transition period, ALIC and ALNY will continue to issue new variable annuity contracts, accept additional deposits on existing business from existing contractholders on behalf of Prudential and, for a period of twenty-four months or less from the effective date of the transaction, service the reinsured business while Prudential prepares for the migration of the business onto its servicing platform.

Pursuant to the Agreement, the final market-adjusted consideration was $628 million.  The disposal resulted in a gain of $77 million pretax for ALIC, which was deferred as a result of the disposition being executed through reinsurance.  The deferred gain is included as a component of other liabilities and accrued expenses on the Consolidated Statements of Financial Position, and is amortized to loss on dispositions of operations on the Consolidated Statements of Operations over the life of the reinsured business which is estimated to be approximately 18 years.  For ALNY, the transaction resulted in a loss of $9 million pretax.  ALNY’s reinsurance loss and other amounts related to the disposal of the business, including the initial costs and final market value settlements of the derivatives acquired by ALIC to economically hedge substantially all of the exposure related to market adjustments between the effective date of the Agreement and the closing of the transaction, transactional expenses incurred and amortization of ALIC’s deferred reinsurance gain, were included as a component of loss on disposition of operations on the Company’s Consolidated Statements of Operations and amounted to $61 million, after-tax during 2006.  For the three-month and twelve-month periods ended March 31, 2007 and December 31, 2006, loss on disposition of operations on the Consolidated Statements of Operations included $1 million, after-tax of amortization of ALIC’s deferred gain.  DAC and DSI were reduced by $726 million and $70 million, respectively, as of the effective date of the transaction for balances related to the variable annuity business subject to the Reinsurance Agreements.

The separate account balances related to the modified coinsurance were $14.91 billion as of March 31, 2007 and $15.07 billion as of December 31, 2006.  Separate account balances totaling approximately $1.12 billion as of March 31, 2007 and $1.10 billion at December 31, 2006 relate primarily to the variable life business that is being retained by ALIC and ALNY, and the variable annuity business in three affiliated companies that were not included in the Agreement.  In the first quarter of 2006 prior to this disposition, ALIC’s and ALNY’s variable annuity business generated approximately $75 million in contract charges.

6.   Company Restructuring

The Company undertakes various programs to reduce expenses.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program and the Company’s 2006 voluntary termination offer (“VTO”).  The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled ($1) million and $107 million for the three months ended March 31, 2007 and 2006, respectively.

The following table illustrates the changes in the restructuring liability during the three months ended March 31, 2007:

(in millions)	Employee costs	Exit costs	Total liability
Balance at the beginning of the year	$20	$2	$22
Expense incurred	1	2	3
Adjustments to liability	(8)	(1)	(9)
Payments applied against liability	(1)	—	(1)
Balance at the end of the period	$12	$3	$15

The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.

7.   Guarantees and Contingent Liabilities

State facility assessments

The Company is required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations in various states that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers.  Because of the Company’s participation, it may be exposed to losses that surpass the capitalization of these facilities and/or to assessments from these facilities.

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

Guarantees

The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective March 31, 2007, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $17 million at March 31, 2007.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to three years.  Historically, the Company has not made any material payments pursuant to these guarantees.

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment was $274 million at March 31, 2007.  The obligations associated with these fixed income securities expire at various times during the next seven years.

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

The aggregate liability balance related to all guarantees was not material as of March 31, 2007.

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

Proceedings

There are two multi-state certified class action lawsuits against Allstate in state courts alleging that its failure to pay “inherent diminished value” to insureds under the collision, comprehensive, or uninsured motorist property damage liability provisions of auto policies constitutes breach of contract and fraud.  Plaintiffs define “inherent diminished value” as the difference between the market value of the insured automobile before an accident and the market value after repair.  Plaintiffs allege that they are entitled to the payment of inherent diminished value under the terms of the policy.  To a large degree, these lawsuits mirror similar lawsuits filed against other carriers in the industry.  A trial in the case involving collision and comprehensive coverage concluded on April 29, 2004, with a jury verdict in favor of the Company.  The plaintiffs filed an appeal from the judgment, and on June 1, 2006, the judgment for Allstate was affirmed by the appellate court.  The plaintiffs requested a reconsideration of this ruling, which was denied by the court.  The plaintiffs then filed a petition for leave to appeal to the Illinois Supreme Court, and that petition was denied on November 29, 2006.  Plaintiffs had until February 27, 2007 to petition the U.S. Supreme Court to review this case, but failed to do so.  In the other case, which involves uninsured motorist property damage coverage, the trial court certified a 19 state class action.  The appellate court granted the Company’s petition for review of the order of certification, and has affirmed the certification.  The Company filed a petition to appeal to the Washington Supreme Court, which was denied.  The case has been remanded to the trial court for further proceedings.  The Company has been vigorously defending these lawsuits and, since 1998, has been implementing policy language in more than 40 states reaffirming that its collision and comprehensive coverages do not include diminished value claims.  The outcome of the uninsured motorist property damage coverage dispute remains uncertain.

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

There is a nationwide putative class action pending against Allstate that challenges Allstate’s use of a vendor’s automated database in valuing total loss automobiles.  To a large degree, this lawsuit mirrors similar lawsuits filed against other carriers in the industry.  Plaintiffs allege that flaws in the database result in valuations to the detriment of insureds.  The plaintiffs are seeking actual and punitive damages.  The lawsuit is in the early stages of discovery and Allstate is vigorously defending it, but the ultimate outcome is currently uncertain.

The Company has received final approval of a settlement in a putative nationwide class action that alleged that the Company discriminates against non-Caucasian policyholders through underwriting and rate-making practices, including the use of credit information.  The Company is also defending a putative statewide class action in federal court challenging its use of credit information under certain state insurance statutes.  These plaintiffs seek monetary and equitable relief, including actual and punitive damages and injunctive relief.  The Company denies these allegations and has been vigorously defending this lawsuit.  The outcome of this dispute is currently uncertain.

The Company is defending a number of matters filed in the aftermath of Hurricanes Katrina and Rita, including several statewide putative class action lawsuits pending in Mississippi, Louisiana and Texas.  In one matter, the Mississippi Attorney General filed a suit asserting that the flood exclusion found in Allstate’s and other insurance companies’ policies is either ambiguous, unenforceable as unconscionable or contrary to public policy, or inapplicable to the damage suffered in the wake of Hurricane Katrina.  In a putative class action in Mississippi, some members of the Mississippi Windstorm Underwriters Association (“MWUA”) have filed suit against the MWUA board members and the companies they represent, including an Allstate subsidiary, alleging that the Board purchased insufficient reinsurance to protect the MWUA members.  In a putative class action in Louisiana, the trial court judge recently ruled that Allstate’s and other carriers’ flood, water and negligent construction exclusions do not apply to man-made floods (i.e., floods caused by human negligence), and therefore do not apply to flooding in the New Orleans area to the extent it was caused by human negligence in the design, construction and/or maintenance of the levees.  Allstate and other insurers have filed a petition for interlocutory appeal with the Fifth Circuit Court of Appeals, which was accepted on February 2, 2007.  These suits seek primarily declaratory relief, and in some cases, actual and punitive damages in unspecified amounts.  These matters are in various stages of development and Allstate intends to vigorously defend them.  The outcome of these disputes is currently uncertain.

Allstate is defending various lawsuits involving worker classification issues.  These lawsuits include several certified class actions challenging the overtime exemption claimed by the Company under the Fair Labor Standards Act or state wage and hour laws.  In these cases, plaintiffs seek monetary relief, such as penalties and liquidated damages, and non-monetary relief, such as injunctive relief and an accounting.  These class actions mirror similar lawsuits filed against other carriers in the industry and other employers.  Allstate is continuing to vigorously defend its worker classification lawsuits.  The outcome of these disputes is currently uncertain.

The Company is defending certain matters relating to the Company’s agency program reorganization announced in 1999.  These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (the “EEOC I” suit) and a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (the “Romero I” suit).  In March 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to Allstate “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs asked the court to clarify and/or reconsider its memorandum and order and on January 16, 2007, the judge denied their request.  On March 21, 2007, the judge entered a memorandum and order tentatively indicating that he intends to dismiss most or all of the claims asserted in the consolidated EEOC I and Romero I litigation.  The case otherwise remains pending.  The EEOC also filed another lawsuit in October 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit).  In EEOC II, in October 2006, the court granted partial summary judgment to the EEOC.  Although the court did not determine that the Company was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether the Company had reasonable factors other than age to support the rehire policy.  The Company’s petitions for interlocutory review of the trial court’s summary judgment order were granted.  The Company’s interlocutory appeal is now pending in the Court of Appeals for the Eighth Circuit.  The Company is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization.  These plaintiffs have asserted breach of contract and ERISA claims.  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue.  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in April 2005.  On March 21, 2007, the trial judge entered a memorandum and order tentatively indicating that he intends to dismiss most or all of the claims asserted in this case.  In all of these various matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  Allstate has been vigorously defending these lawsuits and other matters related to its agency program reorganization.  The outcome of these disputes is currently uncertain.

The Company is defending its homeowners insurance rates and discount programs in administrative actions filed by the Texas Department of Insurance.  The Department is focusing, as they have with other insurers, on the reasonableness of the Company’s rates for the risks to which they apply.  On July 13, 2005, the Administrative Law Judge granted partial summary disposition in the Company’s favor on almost all of the Department’s claims regarding the Company’s discount program.  In the rate proceeding, on May 22, 2006, the Texas Commissioner of Insurance ordered the Company to reduce its homeowners rates by 5% and to pay refunds on the difference plus interest back to December 30, 2004, for which the Company has been accruing.  The Company filed a petition for judicial review of the Texas Commissioner’s rate refund order with the district court, and also filed and implemented a 5% rate decrease occurring in two stages.  On March 8, 2007 the district court affirmed in whole the Texas Commissioner’s rate refund order.  On April 5, 2007 the Company appealed this judgment of the district court to the Texas Third Court of Appeals.

Other Matters

The Company and some of its subsidiaries have received interrogatories and demands for information from regulatory and enforcement authorities relating to various insurance products and practices. An area of inquiry includes the issuance of funding agreements backing medium-term notes.  The Company and some of its subsidiaries have also received interrogatories and demands for information from authorities seeking information relevant to on-going investigations into the possible violation of antitrust or insurance laws by unnamed parties and, in particular, seeking information as to whether any person engaged in activities for the purpose of price fixing, market allocation, or bid rigging.  The Company believes that these inquiries are similar to those made to many financial services companies as part of industry-wide investigations by various authorities into the practices, policies and procedures relating to insurance and financial services products.  The Company and its subsidiaries have responded and will continue to respond to these inquiries.

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

Asbestos and environmental

Allstate’s reserves for asbestos claims were $1.36 billion and $1.38 billion, net of reinsurance recoverables of $812 million and $823 million at March 31, 2007 and December 31, 2006, respectively.  Reserves for environmental claims were $189 million and $194 million, net of reinsurance recoverables of $55 million and $55 million at March 31, 2007 and December 31, 2006, respectively.  Approximately 63% and 67% of the total net asbestos and environmental reserves at March 31, 2007 and December 31, 2006, respectively, were for incurred but not reported estimated losses.

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

8.   Components of Net Periodic Pension and Postretirement Benefit Costs

The components of net periodic cost for the Company’s pension and postretirement benefit plans for the three months ended March 31 are as follows:

(in millions)	Pension benefits		Postretirement benefits
	2007	2006	2007	2006
Service cost	$40	$46	$6	$6
Interest cost	78	76	16	17
Expected return on plan assets	(88)	(80)	—	—
Amortization of:
Prior service costs	(1)	(1)	—	—
Net actuarial loss	29	36	—	—
Settlement loss	11	6	—	—
Special termination benefit	—	—	—	3
Net periodic cost	$69	$83	$22	$26

9.   Business Segments

Summarized revenue data for each of the Company’s business segments are as follows:

(in millions)	Three months ended March 31,
	2007	2006
Revenues
Property-Liability
Property-liability insurance premiums earned
Standard auto	$4,235	$4,129
Non-standard auto	344	405
Auto	4,579	4,534
Homeowners	1,580	1,644
Other	647	697
Allstate Protection	6,806	6,875
Discontinued Lines and Coverages	—	1
Total property-liability insurance premiums earned	6,806	6,876
Net investment income	491	466
Realized capital gains and losses	444	224
Total Property-Liability	7,741	7,566

Allstate Financial
Life and annuity premiums and contract charges
Traditional life	74	64
Immediate annuities with life contingencies	77	49
Accident and health and other	91	82
Total life and annuity premiums	242	195
Interest-sensitive life	223	207
Fixed annuities	18	17
Variable annuities	—	76
Total contract charges	241	300
Total life and annuity premiums and contract charges	483	495
Net investment income	1,050	1,004
Realized capital gains and losses	23	(28)
Total Allstate Financial	1,556	1,471

Corporate and Other
Service fees	3	2
Net investment income	30	41
Realized capital gains and losses	4	3
Total Corporate and Other before reclassification of service fees	37	46
Reclassification of service fees(1)	(3)	(2)
Total Corporate and Other	34	44
Consolidated Revenues	$9,331	$9,081

(1)             For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments are as follows:

(in millions)	Three months ended March 31,
	2007	2006
Net income
Property-Liability
Underwriting income
Allstate Protection	$1,006	$1,249
Discontinued Lines and Coverages	40	(7)
Total underwriting income	1,046	1,242
Net investment income	491	466
Income tax expense on operations	(475)	(532)
Realized capital gains and losses, after-tax	287	145
Property-Liability net income	1,349	1,321

Allstate Financial
Life and annuity premiums and contract charges	483	495
Net investment income	1,050	1,004
Periodic settlements and accruals on non-hedge derivative financial instruments	12	16
Contract benefits and interest credited to contractholder funds	(1,077)	(996)
Operating costs and expenses and amortization of deferred policy acquisition costs	(234)	(287)
Restructuring and related charges	—	(16)
Income tax expense on operations	(78)	(72)
Operating income	156	144
Realized capital gains and losses, after-tax	15	(18)
Deferred policy acquisition costs and deferred sales inducements amortization relating to realized capital gains and losses, after-tax	—	27
Reclassification of periodic settlements and accruals on non-hedge financial instruments, after-tax	(8)	(10)
Gain (loss) on disposition of operations, after-tax	1	(35)
Allstate Financial net income	164	108

Corporate and Other
Service fees (1)	3	2
Net investment income	30	41
Operating costs and expenses	(77)	(82)
Restructuring and related charges	—	(1)
Income tax benefit on operations	23	24
Operating loss	(21)	(16)
Realized capital gains and losses, after-tax	3	2
Corporate and Other net loss	(18)	(14)
Consolidated net income	$1,495	$1,415

(1)             For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

10. Other Comprehensive Income

The components of other comprehensive income (loss) on a pretax and after-tax basis are as follows:

(in millions)	Three months ended March 31,
	2007			2006
	Pretax	Tax	After-tax	Pretax	Tax	After-tax

Unrealized net holding gains (losses) arising during the period, net of related offsets	$434	$(152)	$282	$(619)	$217	$(402)
Less: reclassification adjustment of realized capital gains and losses	458	(160)	298	83	(29)	54
Unrealized net capital gains and losses	(24)	8	(16)	(702)	246	(456)
Unrealized foreign currency translation adjustments	3	(1)	2	—	—	—
Net funded status of pension and other postretirement benefit obligation	29	12	41	—	—	—

Other comprehensive income (loss)	$8	$19	27	$(702)	$246	(456)

Net income			1,495			1,415

Comprehensive income			$1,522			$959

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Allstate Corporation:

We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of March 31, 2007, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2007 and 2006.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended, not presented herein.  In our report dated February 21, 2007, which report includes an explanatory paragraph as to changes in the Company’s method of accounting for defined pension and other postretirement plans in 2006, and its method of accounting for certain nontraditional long-duration contracts and separate accounts in 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois
May 1, 2007

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as “we”, “our”, “us”, the “Company” or “Allstate”). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation Annual Report on Form 10-K for 2006.  Analysis of our insurance segments is provided in Property-Liability Operations (which includes the Allstate Protection and the Discontinued Lines and Coverages segments) and in Allstate Financial Segment sections of Management’s Discussion and Analysis (“MD&A”). The segments are consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources.

HIGHLIGHTS

•             Net income increased 5.7% to $1.50 billion in the first quarter of 2007 from $1.42 billion in the first quarter of 2006.  Net income per diluted share increased 10.0% to $2.41 in the first quarter of 2007 from $2.19 in the first quarter of 2006.

•             Total revenues increased 2.8% to $9.33 billion in the first quarter of 2007 from $9.08 billion in the first quarter of 2006.

•             Book value per diluted share increased 14.3% to $36.54 as of March 31, 2007 from $31.98 as of March 31, 2006 and increased 4.9% from $34.84 as of December 31, 2006.

•             For the twelve months ended March 31, 2007, return on the average of beginning and ending period shareholders’ equity increased 13.8 points to 23.6% from 9.8% for the twelve months ended March 31, 2006.

•             Property-Liability premiums earned decreased 1.0% to $6.81 billion in the first quarter of 2007 from $6.88 billion in the first quarter of 2006.

•             The Property-Liability combined ratio was 84.6 in the first quarter of 2007 compared to 81.9 in the first quarter of 2006.

•             Allstate Financial net income increased 51.9% to $164 million in the first quarter of 2007 from $108 million in the first quarter of 2006.

•             Stock repurchases totaled $700 million for the three months ended March 31, 2007.

•             The Allstate Board of Directors authorized the issuance of up to $1 billion of junior subordinated securities, that we expect to issue during the second quarter of 2007 (favorable market conditions existing), the proceeds of which will be used to repurchase up to $1 billion of our common stock by March 31, 2008 in addition to the current $3 billion share repurchase program.

CONSOLIDATED NET INCOME

	Three Months Ended March 31,
(in millions)	2007	2006

Revenues
Property-liability insurance premiums earned	$6,806	$6,876
Life and annuity premiums and contract charges	483	495
Net investment income	1,571	1,511
Realized capital gains and losses	471	199
Total revenues	9,331	9,081

Costs and expenses
Property-liability insurance claims and claims expense	(4,117)	(3,873)
Life and annuity contract benefits	(428)	(373)
Interest credited to contractholder funds	(649)	(620)
Amortization of deferred policy acquisition costs	(1,153)	(1,139)
Operating costs and expenses	(727)	(779)
Restructuring and related charges	1	(107)
Interest expense	(72)	(81)
Total costs and expenses	(7,145)	(6,972)

Loss on disposition of operations	—	(53)
Income tax expense	(691)	(641)
Net income	$1,495	$1,415

Property-Liability	$1,349	$1,321
Allstate Financial	164	108
Corporate and Other	(18)	(14)
Net income	$1,495	$1,415

PROPERTY-LIABILITY HIGHLIGHTS

•                  Premiums written decreased 1.7% to $6.61 billion in the first quarter of 2007 from $6.73 billion in the first quarter of 2006.  Allstate brand standard auto premiums written increased 2.5% to $4.05 billion in the first quarter of 2007 from $3.95 billion in the first quarter of 2006.  Allstate brand homeowners premiums written decreased 5.8% to $1.21 billion in the first quarter of 2007 from $1.29 billion in the first quarter of 2006.  Premiums written is an operating measure that is defined and reconciled to premiums earned on page 26.

•                  The impact of the cost of the catastrophe reinsurance program on premiums written totaled $216 million in the first quarter of 2007 compared to $73 million in the first quarter of 2006.  Excluding this cost, premiums written grew 0.4% in the first quarter of 2007 when compared to the same period in 2006.

•                  Premium operating measures and statistics contributing to the overall Allstate brand standard auto premiums written growth were the following:

•      2.6% increase in policies in force (“PIF”)

•      7.3% increase in new issued applications

•      0.2 point decline in the renewal ratio to 89.7%

•      0.2% increase in six month average premium to $420

•                  Premium operating measures and statistics contributing to the overall Allstate brand homeowners premiums written decline were the following:

•      0.5% decrease in PIF

•      11.8% decrease in new issued applications

•      0.6 point decline in the renewal ratio to 86.4%

•      1.9% increase in twelve month average premium to $847

•                  Standard auto property damage gross claim frequency (rate of claim occurrence) increased 4.8% in the first quarter of 2007 from the same period of 2006, while bodily injury gross claim frequency decreased 1.1% in the first quarter of 2007 from the same period of 2006.  Auto property damage and bodily injury paid severities (average cost per claim) increased 1.2% and 1.1%, respectively, in the first quarter of 2007 from the same periods of 2006.  The Allstate brand standard auto loss ratio increased 5.6 points to 63.6 in the first quarter of 2007 from 58.0 in the first quarter of 2006.

•                  Homeowner gross claim frequency excluding catastrophes increased 14.7% in the first quarter of 2007 from the same period of 2006.  Homeowners paid severity increased 8.6% in the first quarter of 2007 from the same period of 2006.  The Allstate brand homeowners loss ratio increased 3.4 points to 55.2 in the first quarter of 2007 from 51.8 in the first quarter of 2006.

•                  Prior year favorable reserve reestimates in the first quarter of 2007 totaled $129 million compared to $211 million in the first quarter of 2006.

•                  Catastrophe losses in the first quarter of 2007 totaled $161 million compared to $107 million in the same period of 2006.

•                  Underwriting income for Property-Liability was $1.05 billion in the first quarter of 2007 compared to $1.24 billion in the first quarter of 2006.  Underwriting income, a measure that is not based on generally accepted accounting principles (“GAAP”), is defined below.

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

•                  Effect of prior year reserve reestimates on combined ratio — the percentage of prior year reserve reestimates included in claims and claims expense to premiums earned.  This ratio includes prior year reserve reestimates of catastrophe losses.

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

	Three Months Ended March 31,
(in millions, except ratios)	2007	2006
Premiums written	$6,609	$6,725

Revenues
Premiums earned	$6,806	$6,876
Net investment income	491	466
Realized capital gains and losses	444	224
Total revenues	7,741	7,566

Costs and expenses
Claims and claims expense	(4,117)	(3,873)
Amortization of DAC	(1,024)	(1,019)
Operating costs and expenses	(620)	(652)
Restructuring and related charges	1	(90)
Total costs and expenses	(5,760)	(5,634)

Income tax expense	(632)	(611)
Net income	$1,349	$1,321

Underwriting income	$1,046	$1,242
Net investment income	491	466
Income tax expense on operations	(475)	(532)
Realized capital gains and losses, after-tax	287	145
Net income	$1,349	$1,321

Catastrophe losses	$161	$107

GAAP operating ratios
Claims and claims expense ratio	60.5	56.3
Expense ratio(2)	24.1	25.6
Combined ratio	84.6	81.9
Effect of catastrophe losses on combined ratio(1)	2.4	1.6
Effect of prior year reserve reestimates on combined ratio(1)	(1.9)	(3.1)
Effect of restructuring and related charges on combined ratio	—	1.3
Effect of Discontinued Lines and Coverages on combined ratio	(0.6)	0.1

(1)             Favorable reserves reestimates included in catastrophe losses totaled $6 million and $64 million in the three months ended March 31, 2007 and March 31, 2006, respectively.

(2)             The effect of premiums ceded for catastrophe reinsurance programs on the expense ratio totaled 0.7 points and 0.3 points, respectively, in the first quarter of 2007 and 2006.

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

A reconciliation of premiums written to premiums earned is presented in the following table.

(in millions)	Three Months Ended March 31,
	2007	2006
Premiums written:
Allstate Protection	$6,609	$6,725
Discontinued Lines and Coverages	—	—
Property-Liability premiums written	6,609	6,725
Decrease (Increase) in unearned premiums	203	(13)
Other (1)	(6)	164
Property-Liability premiums earned	$6,806	$6,876

Premiums earned:
Allstate Protection	$6,806	$6,875
Discontinued Lines and Coverages	—	1
Property-Liability	$6,806	$6,876

(1)             Three months ended March 31, 2006, includes the transfer at January 1, 2006 of $152 million to Property-Liability unearned premiums related to the loan protection business previously managed by Allstate Financial.

ALLSTATE PROTECTION SEGMENT

Premiums written by brand for the three months ended March 31, are shown in the following table.

	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2007	2006	2007	2006	2007	2006
Standard auto	$4,051	$3,952	$266	$273	$4,317	$4,225
Non-standard auto	321	375	21	25	342	400
Auto	4,372	4,327	287	298	4,659	4,625
Homeowners	1,213	1,288	123	139	1,336	1,427
Other personal lines(1)	581	637	33	36	614	673
Total	$6,166	$6,252	$443	$473	$6,609	$6,725

(1)             Other personal lines include involuntary auto, commercial lines, condominium, renters and other personal lines.

Premiums earned by brand for the three months ended March 31, are shown in the following table.

	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2007	2006	2007	2006	2007	2006
Standard auto	$3,951	$3,838	$284	$291	$4,235	$4,129
Non-standard auto	322	378	22	27	344	405
Auto	4,273	4,216	306	318	4,579	4,534
Homeowners	1,438	1,491	142	153	1,580	1,644
Other personal lines	611	656	36	41	647	697
Total	$6,322	$6,363	$484	$512	$6,806	$6,875

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

•                  Average premium - gross written:  Gross premiums written divided by issued item count.  Gross premiums written do not include the impacts from mid-term premium adjustments, ceded reinsurance premiums, or premium refund accruals.  Allstate brand average premiums represent the appropriate policy term for each line, which is 6 months for auto and 12 months for homeowners.  Encompass brand average premiums represent the appropriate policy term for each line, which is 12 months for standard auto and homeowners and 6 months for non-standard auto.

Allstate Protection continues to pursue our strategy to manage our property catastrophe exposure to provide our shareholders an acceptable return on the risks assumed in our property business and to reduce the variability of our earnings, while providing protection to our customers.  Our strategy includes purchasing reinsurance in areas that have known exposure to hurricanes, earthquakes, fires following earthquakes and other catastrophes.

We continue to aggressively seek to cover our reinsurance cost in premium rates.  Rates currently effective related to our reinsurance programs reflect approximately 45% of the ceded cost of our reinsurance programs, and will be included in premiums written during 2007.  We expect rates will be in effect which will reflect over 50% of the ceded cost of our reinsurance programs by the end of 2007, and be included in premiums written during 2008.

Standard auto premiums written increased 2.2% to $4.32 billion in the first quarter of 2007 from $4.23 billion in the same period of 2006.

Standard Auto	Allstate brand		Encompass brand
Three Months Ended March 31,	2007	2006	2007	2006
PIF (thousands)	18,190	17,731	1,114	1,145
Average premium- gross written (1)	$420	$419	$975	$983
Renewal ratio (%)(1)	89.7	89.9	75.4	77.5

(1)             Policy term is six months for Allstate brand and twelve months for Encompass brand.

Allstate brand standard auto premiums written increased 2.5% to $4.05 billion in the first quarter of 2007 from $3.95 billion in the first quarter of 2006 due to increases in PIF. The 2.6% increase in Allstate brand standard auto PIF as of March 31, 2007 as compared to March 31, 2006 was primarily the result of growth in policies available for renewal and new issued applications.

Allstate brand standard auto new issued applications are shown in the table below.

(in thousands)	Three Months Ended March 31%
	2007	2006	Change
Allstate brand standard auto
Hurricane exposure states(1)	269	255	5.5
California	86	81	6.2
All other states	171	154	11.0

Total new issued applications	526	490	7.3

(1)             Hurricane exposure states are Alabama, Connecticut, Delaware, Florida, Georgia, Louisiana, Maine, Maryland, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia and Washington, D.C.

Allstate brand standard auto average premium increased 0.2% in the first quarter of 2007 compared to the same period of 2006.  Standard auto average premium is impacted by rate changes, geographic and product shifts in the mix of business and changes in customer preferences.  The Allstate brand standard auto renewal ratio declined 0.2 points in the first quarter of 2007 compared to the same period of 2006 due to competitive pressures.

Encompass brand standard auto premiums written decreased 2.6% to $266 million in the first quarter of 2007 from $273 million in the same period of 2006 due to declines in PIF and average premium.  The 2.7% decline in Encompass brand standard auto PIF as of March 31, 2007 as compared to March 31, 2006 was due to a decline in the policies available to renew more than offsetting new business production.  The 12 month average premium decreased 0.8% in the first quarter of 2007 compared to the same period of 2006 due to a change in the mix of business to policies with basic coverages and less features resulting in lower average premium.

Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued in all locations.  The following table shows the net rate changes that were approved for standard auto during the three months ended March 31, 2007 and 2006.  These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing new business in a state.

	# of States		Countrywide(%)(1)		State Specific(%)(2)
	2007	2006	2007	2006	2007	2006
Allstate brand	9	4	0.4	0.1	2.8	2.3
Encompass brand	2	2	0.2	—	5.9	5.3

(1)             Represents the impact in the states where rate changes were approved during 2007 and 2006 as a percentage of total countrywide prior year-end premiums written.

(2)             Represents the impact in the states where rate changes were approved during 2007 and 2006 as a percentage of total prior year-end premiums written in those states.

Non-standard auto premiums written decreased 14.5% to $342 million in the first quarter of 2007 from $400 million in the same period of 2006.

Non-Standard Auto	Allstate brand		Encompass brand
Three Months Ended March 31,	2007	2006	2007	2006
PIF (thousands)	921	1,086	82	95
Average premium- gross written (six months)	$613	$620	$522	$540
Renewal ratio (%)	76.7	75.9	65.8	66.0

Allstate brand non-standard auto premiums written decreased 14.4% to $321 million in the first quarter of 2007 from $375 million in the same period of 2006 due to declines in PIF and average premium.  Our Allstate brand non-standard growth strategy includes our new Allstate BlueSM product which is targeted toward consumers who prefer a recognized brand of insurance and generally have a long term relationship with their insurer.  Allstate Blue has been launched in three states as of March 31, 2007 and one state in April 2007.

PIF decreased 15.2% as of March 31, 2007 compared to March 31, 2006 due to new business production insufficient to offset the inherently low renewal ratio in this business.  The decline of 1.1% in average premium during the first quarter of 2007 compared to the same period of 2006 is due to the impact of prior year rate decreases and a shift in the geographic mix of business.

Encompass brand non-standard auto premiums written decreased 16.0% to $21 million in the first quarter of 2007 from $25 million in the same period of 2006, primarily due to declines in PIF and average premium.

Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued in all locations.  The following table shows the net rate changes that were approved for non-standard auto during the three months ended March 31, 2007 and 2006.  These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing new business in a state.

	# of States		Countrywide(%)(1)		State Specific(%)(2)
	2007	2006	2007	2006	2007	2006
Allstate brand	4	—	1.2	—	8.0	—
Encompass brand	—	—	—	—	—	—

(1)             Represents the impact in the states where rate changes were approved during 2007 and 2006 as a percentage of total countrywide prior year-end premiums written.

(2)             Represents the impact in the states where rate changes were approved during 2007 and 2006 as a percentage of total prior year-end premiums written in those states.

Auto premiums written (standard and non-standard) increased 0.7% to $4.66 billion in the first quarter of 2007 from $4.63 billion in the same period of 2006.

Auto	Allstate brand		Encompass brand
Three Months Ended March 31,	2007	2006	2007	2006
PIF (thousands)	19,111	18,817	1,196	1,240
Average premium- gross written	$430	$432	$917	$922
Renewal ratio (%)	89.0	89.0	74.1	75.8

Allstate brand auto premiums written increased 1.0% to $4.37 billion in the first quarter of 2007 from $4.33 billion in the same period of 2006 due to increases in PIF, partially offset by a decline in average premium.  The 1.6% increase in Allstate brand auto PIF as of March 31, 2007 as compared to March 31, 2006 was the result of growth in policies available for renewal and new issued applications.  The decline of 0.5% in Allstate brand auto average premium during the first quarter of 2007 compared to the same period of 2006 was the result of declines in non-standard average premium partly offset by increases in Allstate brand standard auto average premium.

Encompass brand auto premiums written decreased 3.7% to $287 million in the first quarter of 2007 from $298 million in the same period of 2006 due to declines in PIF and average premium.  The 3.5% decline in Encompass brand auto PIF as of March 31, 2007 compared to March 31, 2006 was due to a decline in policies available for renewal more than offsetting new business production.   Average premium (12 month for standard auto and six-month for non-standard) decreased 0.5% in the first quarter of 2007 compared to the same period of 2006 primarily due to a change in the mix of business to policies with basic coverages and less features resulting in lower average premium.

Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued in all locations.  The following table shows the net rate changes that were approved for auto during the three months ended March 31, 2007 and 2006.  These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing new business in a state.

	# of States		Countrywide(%)(1)		State Specific(%)(2)
	2007	2006	2007	2006	2007	2006
Allstate brand	11	4	0.4	0.1	3.3	2.3
Encompass brand	2	2	0.2	—	5.9	5.3

(1)             Represents the impact in the states where rate changes were approved during 2007 and 2006 as a percentage of total countrywide prior year-end premiums written.

(2)             Represents the impact in the states where rate changes were approved during 2007 and 2006 as a percentage of total prior year-end premiums written in those states.

Homeowners premiums written decreased 6.4% to $1.34 billion in the first quarter of 2007 from $1.43 billion in the same period of 2006.  Excluding the cost of catastrophe reinsurance, premiums written grew 2.0% in the first quarter of 2007 compared to the same period in 2006.

Homeowners	Allstate brand		Encompass brand
Three Months Ended March 31,	2007	2006	2007	2006
PIF (thousands)	7,801	7,843	518	544
Average premium-gross written (12 months)	$847	$831	$1,170	$1,131
Renewal ratio (%)	86.4	87.0	80.9	86.6

Allstate brand homeowners premiums written declined 5.8% to $1.21 billion in the first quarter of 2007 compared to the same period in 2006 due to increases in ceded reinsurance premiums and a 0.5% decline in PIF, partially offset by increases in average premium, reflecting increases to recover the cost of reinsurance. Catastrophe management actions have had an impact on our new business writings for homeowners insurance, as demonstrated by the decline in Allstate brand homeowners new issued applications in the following table.

(in thousands)	Three Months Ended March 31%
	2007	2006	Change
Allstate brand homeowners
Hurricane exposure states(1)	97	114	(14.9)
California	11	16	(31.3)
All other states	101	107	(5.6)

Total new issued applications	209	237	(11.8)

(1)             Hurricane exposure states are Alabama, Connecticut, Delaware, Florida, Georgia, Louisiana, Maine, Maryland, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Texas, Virginia and Washington D.C.

PIF and renewal ratio will continue to decline due to actions such as our decision to discontinue offering coverage by Allstate Floridian Insurance Company and its subsidiaries (“Allstate Floridian”) on approximately 120,000 property policies, as part of a renewal rights and reinsurance arrangement with Royal Palm Insurance Company (“Royal Palm”) entered into in 2006 (“Royal Palm 1”), and an additional 106,000 property policies under a renewal rights agreement in anticipation of entering into a reinsurance agreement with Royal Palm (“Royal Palm 2”).  Allstate Floridian plans to no longer offer coverage on the policies involved in Royal Palm 1 and Royal Palm 2, at which time Royal Palm may offer coverage to these policyholders.  The policies involved in Royal Palm 1 and Royal Palm 2 expired at the rate of 4% in the fourth quarter of 2006 and 5% in the first quarter of 2007 and are expected to expire at a rate of 27% in the second quarter of 2007, 27% in the third quarter of 2007, 22% in the fourth quarter of 2007, 14% in the first quarter of 2008 and 1% in the second quarter of 2008.

The Allstate brand homeowners average premium increased 1.9% in the first quarter of 2007 compared to the first quarter of 2006 primarily due to higher average renewal premiums related to increases in insured value and rate changes approved including our net cost of reinsurance.  The Allstate brand homeowners renewal ratio declined 0.6 points as of March 31, 2007 compared to March 31, 2006 primarily due to our catastrophe management actions.

Encompass brand homeowners premiums written decreased 11.5% to $123 million in the first quarter of 2007 from $139 million in the same period of 2006 due to increases in ceded reinsurance and declines in PIF, partially offset by increases in average premium.  The 4.7% decline in Encompass brand homeowners PIF as of March 31, 2007 compared to March 31, 2006 was partially due to a 5.7 point decline in the renewal ratio primarily due to our catastrophe management actions in certain markets.  The 12 month average premium increased 3.4% in the first quarter of 2007 compared to the same period of 2006, due to rate actions taken during the current and prior year and increases in insured value.

We continue to pursue rate changes for homeowners in all locations when indicated. The following table shows the net rate changes that were approved for homeowners during the three months ended March 31, 2007 and 2006, including rate changes approved based on our net cost of reinsurance.

	# of States		Countrywide(%)(1)		State Specific(%)(2)
	2007	2006	2007	2006	2007	2006
Allstate brand	4	4	1.6	0.3	9.0	7.7
Encompass brand	5	4	2.2	0.1	7.2	4.7

(1)             Represents the impact in the states where rate changes were approved during 2007 and 2006 as a percentage of total countrywide prior year-end premiums written.

(2)             Represents the impact in the states where rate changes were approved during 2007 and 2006 as a percentage of total prior year-end premiums written in those states.

Underwriting results are shown in the following table.

	Three Months Ended March 31,
(in millions)	2007	2006

Premiums written	$6,609	$6,725
Premiums earned	$6,806	$6,875
Claims and claims expense	(4,159)	(3,868)
Amortization of DAC	(1,024)	(1,019)
Other costs and expenses	(618)	(649)
Restructuring and related charges	1	(90)
Underwriting income	$1,006	$1,249
Catastrophe losses	$161	$107

Underwriting income by brand
Allstate brand	$942	$1,210
Encompass brand	64	39
Underwriting income	$1,006	$1,249

Allstate Protection’s underwriting income was $1.01 billion during the first quarter of 2007 compared to $1.25 billion in the same period of 2006. The decrease was due to the higher cost of the expanded catastrophe reinsurance program, higher catastrophe losses, increases in auto and homeowners claim frequency and severity excluding catastrophes and lower favorable reserve reestimates related to prior years, partially offset by increased premiums earned before the cost of the catastrophe reinsurance program, lower restructuring and related charges and lower operating costs and expenses.

Higher claim frequencies were the result of increases in property damage frequencies, partially due to weather-related events across the central and northeastern sections of the country.

Loss ratios are a measure of profitability.  Loss ratios by product, and expense and combined ratios by brand, are shown in the following table for the three months ended March 31.  These ratios are defined on page 24.

			Effect of Catastrophe Losses on the Loss Ratio
	2007	2006	2007	2006
Allstate brand loss ratio:
Standard auto	63.6	58.0	0.3	—
Non-standard auto	60.3	58.7	—	(0.3)
Auto	63.4	58.1	0.3	—
Homeowners	55.2	51.8	8.3	7.2
Other	60.1	48.6	3.6	(2.3)

Total Allstate brand loss ratio	61.2	55.7	2.4	1.4
Allstate brand expense ratio	23.9	25.3
Allstate brand combined ratio	85.1	81.0

Encompass brand loss ratio:
Standard auto	64.8	65.3	0.4	0.3
Non-standard auto	77.3	74.1	—	—
Auto	65.7	66.0	0.3	0.3
Homeowners	49.3	56.2	4.9	9.2
Other	52.8	75.6	2.8	4.9

Total Encompass brand loss ratio	59.9	63.9	1.9	3.3
Encompass brand expense ratio	26.9	28.7
Encompass brand combined ratio	86.8	92.6

Total Allstate Protection loss ratio	61.1	56.2	2.4	1.6
Allstate Protection expense ratio	24.1	25.6
Allstate Protection combined ratio	85.2	81.8

Standard auto loss ratio increased 5.6 points for the Allstate brand in the first quarter of 2007 when compared to the same period of 2006 due to lower favorable reserve reestimates related to prior years, higher claim frequency and  claim severity excluding catastrophes, and increased catastrophes, partially offset by higher premiums earned in the Allstate brand.   The Encompass brand standard auto loss ratio decreased 0.5 points in the first quarter of 2007 when compared to the same period of 2006.

Non-standard auto loss ratio increased 1.6 points for the Allstate brand and 3.2 points for the Encompass brand in the first quarter of 2007 when compared to the same period of 2006 due to higher claim frequency and claim severity excluding catastrophes and lower premiums earned.

Auto loss ratio increased 5.3 points for the Allstate brand in the first quarter of 2007 when compared to the same period of 2006 due to lower favorable reserve reestimates related to prior years, higher claim frequency and claim severity excluding catastrophes, and increased catastrophes, partially offset by higher premiums earned.  The Encompass brand auto loss ratio decreased 0.3 points in the first quarter of 2007 when compared to the same period of 2006.

Homeowners loss ratio increased 3.4 points for the Allstate brand in the first quarter of 2007 when compared to the same period of 2006 due to lower favorable reserve reestimates related to prior years, lower premiums earned, higher claim frequency and claim severity excluding catastrophes, and increased catastrophes. The Encompass brand homeowners loss ratio decreased 6.9 points in the first quarter of 2007 when compared to the same period of 2006 due to lower catastrophes partially offset by higher claim frequency excluding catastrophes and lower premiums earned.

Expense ratio for Allstate Protection decreased 1.5 points in the first quarter of 2007 when compared to the same period of 2006 primarily due to lower restructuring charges.

The impact of specific costs and expenses on the expense ratio for the three months ended March 31, is included in the following table.

	Allstate brand		Encompass brand		Allstate Protection
	2007	2006	2007	2006	2007	2006

Amortization of DAC	14.7	14.4	19.8	19.6	15.0	14.8
Other costs and expenses	9.2	9.5	7.1	8.7	9.1	9.5
Restructuring and related charges	—	1.4	—	0.4	—	1.3
Total expense ratio	23.9	25.3	26.9	28.7	24.1	25.6

Reserve reestimates

The table below shows net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2007 and 2006, and the effect of reestimates in each year.

(in millions)	2007			2006
	Jan 1 Reserves	Reserve Reestimate	Effect on Combined Ratio	Jan 1 Reserves	Reserve Reestimate	Effect on Combined Ratio
Auto	$9,995	$(66)	(1.0)	$10,460	$(163)	(2.4)
Homeowners	2,226	(3)	—	3,675	(30)	(0.4)
Other lines	2,235	(18)	(0.3)	2,619	(24)	(0.4)
Total Allstate Protection	$14,456	$(87)	(1.3)	$16,754	$(217)	(3.2)

Allstate brand	$13,220	$(79)	(1.2)	$15,423	$(220)	(3.2)
Encompass brand	1,236	(8)	(0.1)	1,331	3	—
Total Allstate Protection	$14,456	$(87)	(1.3)	$16,754	$(217)	(3.2)

Favorable prior year reserve reestimates for the first quarter of 2007 resulted primarily from auto claim severity development that was better than anticipated in previous estimates.

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

Summarized underwriting results are presented in the following table.

	Three Months Ended March 31,
(in millions)	2007	2006

Premiums written	$—	$—

Premiums earned	$—	$1
Claims and claims expense	42	(5)
Other costs and expenses	(2)	(3)
Underwriting income (loss)	$40	$(7)

Three months ended March 31, 2007 includes a $46 million reduction in the reinsurance recoverable valuation allowance related to Equitas Limited’s improved financial position as a result of its reinsurance coverage with National Indemnity Company.  The allowance for uncollectible reinsurance was $189 million and $235 million at March 31, 2007 and December 31, 2006, respectively.  These amounts represent 16.8% and 20.5%, respectively, of the related reinsurance recoverable balances.  Reserve reestimates are recorded in the reporting period in which they are determined.  We conduct an annual “ground-up” review in the third quarter of each year to evaluate and establish asbestos, environmental and other discontinued lines reserves.

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income increased 5.4% in the first quarter of 2007 when compared to the same period of 2006.  The increase was due to a higher fixed income portfolio balance and fixed income portfolio yield.

Net realized capital gains and losses, after-tax are presented in the following table.

	Three Months Ended March 31,
(in millions)	2007	2006
Investment write-downs	$(4)	$(4)
Dispositions	411	194
Valuation of derivative instruments	8	32
Settlements of derivative instruments	29	2
Realized capital gains and losses, pretax	444	224
Income tax expense	(157)	(79)
Realized capital gains and losses, after-tax	$287	$145

For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

•               Net income increased 51.9% to $164 million in the first quarter of 2007 from $108 million in the same period in 2006.

•               Allstate Financial gross margin declined 9.6% to $478 million in the first quarter of 2007 from $529 million in the same period in 2006.

•               Contractholder fund deposits totaled $2.45 billion for the first quarter of 2007 compared to $2.20 billion for the first quarter of 2006.

•               Investments as of March 31, 2007 increased 3.2% from March 31, 2006 and net investment income increased 4.6% in the first quarter of 2007 compared to the same period in the prior year.

•               Effective June 1, 2006, Allstate Financial disposed of substantially all of its variable annuity business through reinsurance.  The following table presents the results of operations attributable to our variable annuity business for the period of 2006 prior to the disposition.

(in millions)	Three Months Ended March 31, 2006	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Favorable/(unfavorable)
Life and annuity premiums and contract charges	$75	$61	$136
Net investment income	10	6	16
Periodic settlements and accruals on non- hedge derivative instruments (1)	1	-	1
Contract benefits	(11)	(1)	(12)
Interest credited to contractholder funds (2)	(13)	(8)	(21)
Gross margin (3)	62	58	120
Realized capital gains and losses	(8)	(1)	(9)
Amortization of DAC and DSI (2)	(3)	(44)	(47)
Operating costs and expenses	(25)	(18)	(43)
Loss on disposition of operations	(53)	(35)	(88)
Income from operations before income tax expense	$(27)	$(40)	$(67)

Investment margin	$(2)	$(2)	$(4)
Benefit margin	(1)	16	15
Contract charges and fees	65	44	109
Gross margin (3)	$62	$58	$120

(1)             Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)             For purposes of calculating gross margin, amortization of deferred sales inducements (“DSI”) is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items.  Amortization of DSI for variable annuities totaled less than $1 million in the first quarter of 2006 and $3 million in the second quarter of 2006.

(3)             Gross margin and its components are measures that are not based on GAAP.  Gross margin, investment margin and benefit margin are defined on pages 39, 40 and 41, respectively.

ALLSTATE FINANCIAL SEGMENT

Summarized financial data is presented in the following table.

	Three Months Ended March 31,
(in millions)	2007	2006
Revenues
Life and annuity premiums and contract charges	$483	$495
Net investment income	1,050	1,004
Realized capital gains and losses	23	(28)
Total revenues	1,556	1,471

Costs and expenses
Life and annuity contract benefits	(428)	(373)
Interest credited to contractholder funds	(649)	(620)
Amortization of DAC	(129)	(120)
Operating costs and expenses	(105)	(128)
Restructuring and related charges	—	(16)
Total costs and expenses	(1,311)	(1,257)

Loss on disposition of operations	—	(53)

Income tax expense	(81)	(53)
Net income	$164	$108

Investments	$77,727	$75,342

Life and annuity premiums and contract charges Premiums represent revenues generated from traditional life, immediate annuities with life contingencies, accident and health and other insurance products that have significant mortality or morbidity risk.  Contract charges are revenues generated from interest-sensitive life, fixed annuities, institutional products and variable annuities for which deposits are classified as contractholder funds or separate accounts liabilities.  Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates.  As a result, changes in contractholder funds are considered in the evaluation of growth and as indicators of future levels of revenues.  Subsequent to the close of our reinsurance transaction with Prudential Financial Inc. (“Prudential”) on June 1, 2006, variable annuity contract charges on the business subject to the transaction are fully reinsured to Prudential and presented net of reinsurance on the Condensed Consolidated Statements of Operations (see Note 5 to the Condensed Consolidated Financial Statements).

The following table summarizes life and annuity premiums and contract charges by product.

	Three Months Ended March 31,
(in millions)	2007	2006

Premiums
Traditional life	$74	$64
Immediate annuities with life contingencies	77	49
Accident and health and other	91	82
Total premiums	242	195

Contract charges
Interest-sensitive life	223	207
Fixed annuities	18	17
Variable annuities	—	76
Total contract charges	241	300

Life and annuity premiums and contract charges	$483	$495

Total premiums increased 24.1% to $242 million in the first quarter of 2007 compared to the same period of 2006.  This increase was due to higher sales of immediate annuities with life contingencies, traditional life products and accident and health products.

Contract charges decreased 19.7% to $241 million in the first quarter of 2007 compared to the same period of 2006.  Excluding contract charges on variable annuities, substantially all of which are reinsured to Prudential effective June 1, 2006, contract charges increased 7.6% in the first quarter of 2007 compared to the same period of 2006.  The increase was due to higher contract charges on interest-sensitive life products resulting from growth of business in force.

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

The following table shows the changes in contractholder funds.

	Three Months Ended March 31,
(in millions)	2007	2006
Contractholder funds, beginning balance	$62,031	$60,040

Deposits
Fixed annuities	696	1,201
Institutional products (funding agreements)	1,200	350
Interest-sensitive life	353	342
Variable annuity and life deposits allocated to fixed accounts	—	63
Bank and other deposits	203	239
Total deposits	2,452	2,195

Interest credited	658	637

Maturities, benefits, withdrawals and other adjustments
Maturities of institutional products	(752)	(704)
Benefits	(417)	(372)
Surrenders and partial withdrawals	(1,221)	(1,265)
Contract charges	(194)	(181)
Net transfers from (to) separate accounts	3	(83)
Fair value hedge adjustments	(17)	(18)
Other adjustments	(71)	4
Total maturities, benefits, withdrawals and other adjustments	(2,669)	(2,619)
Contractholder funds, ending balance	$62,472	$60,253

Contractholder funds increased 0.7% and 0.4% in the first quarter of 2007 and 2006, respectively.  Average contractholder funds increased 3.5% and 6.3% in the first quarters of 2007 and 2006, respectively, compared to the same periods in the prior years.

Contractholder deposits increased 11.7% in the first quarter of 2007 compared to the same period of 2006 due primarily to higher deposits on funding agreements partially offset by lower deposits on fixed annuities and the absence in the first quarter of 2007 of variable annuity deposits allocated to fixed accounts due to the reinsurance of substantially all of the business effective June 1, 2006.  Subsequent to the effective date of the transaction, the net change in contractholder funds due to the reinsured variable annuity business is reflected as a component of other adjustments in the table above.  Deferred fixed annuity deposits in the first quarter of 2007 were $621 million (including indexed annuities) a decrease of 43.2% compared to the same period in the prior year.  This decrease is indicative of lower industry-wide fixed annuity sales and reflects reduced consumer demand as competing short-term and equity-based investment alternatives continued to be relatively attractive during the quarter.  Our strategy to raise returns on the capital that supports these products also contributed to the decline.  Allstate Financial generally prioritizes the allocation of fixed income investments to support sales of those retail products with the best sustainable growth and contribution margins, and to maintain our retail market presence.  As a result, sales of our institutional products vary from period to period.

Surrenders and partial withdrawals on deferred fixed annuities, interest-sensitive life products and Allstate Bank products decreased 3.5% in the first quarter of 2007 compared to the same period of 2006 and the annualized withdrawal rate, based on the beginning of period contractholder funds, decreased to 11.1% for the first quarter 2007 compared to 11.6% for the first quarter of 2006.

Net investment income increased 4.6% in the first quarter of 2007 compared to the same period of 2006 due mostly to increased investment yields and higher average portfolio balances in the first quarter of 2007 compared to the same period in the prior year.  The higher portfolio yields were primarily due to increased yields on floating rate instruments and, to a lesser extent, improved yields on fixed rate assets supporting deferred fixed annuities.  For certain products, the yield changes on our floating rate instruments pass to our floating rate contractholders through changes in crediting rates with minimal impact on our gross margin.  Higher average portfolio balances resulted from the investment of cash flows from operating and financing activities related primarily to deposits from fixed annuities, funding agreements and interest-sensitive life policies, as well as the proceeds from the $500 million intercompany note from Allstate Life Insurance Company’s (“ALIC”) parent, Allstate Insurance Company (“AIC”), which was issued in December 2006 and repaid in the first quarter of 2007.

Net income analysis is presented in the following table.

	Three Months Ended March 31,
(in millions)	2007	2006

Life and annuity premiums and contract charges	$483	$495
Net investment income	1,050	1,004
Periodic settlements and accruals on non-hedge derivative instruments(1)	12	16
Contract benefits	(428)	(373)
Interest credited to contractholder funds(2)	(639)	(613)
Gross margin	478	529

Amortization of DAC and DSI(2) (3)	(139)	(169)
Operating costs and expenses	(105)	(128)
Restructuring and related charges	—	(16)
Income tax expense	(78)	(72)
Realized capital gains and losses, after-tax	15	(18)
DAC and DSI amortization relating to realized capital gains and losses, after-tax(3)	—	27
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(8)	(10)
Gain (loss) on disposition of operations, after-tax	1	(35)
Net income	$164	$108

(1)             Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)             For purposes of calculating gross margin, amortization of DSI is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items.  Amortization of DSI totaled $10 million and $7 million in the first quarters of 2007 and 2006, respectively.

(3)             Amortization of DAC and DSI relating to realized capital gains and losses is analyzed separately because realized capital gains and losses may vary significantly between periods and obscure trends in our business.  There was no amortization of DAC and DSI relating to realized capital gains and losses in the first quarter of 2007.  Amortization of DAC and DSI relating to realized capital gains and losses was $42 million (favorable to income) in the first quarter of 2006.

Gross margin, a non-GAAP measure, is comprised of life and annuity premiums and contract charges, and net investment income, less contract benefits and interest credited to contractholder funds excluding amortization of DSI.  Gross margin also includes periodic settlements and accruals on certain non-hedge derivative instruments (see additional discussion under “investment margin”).  We use gross margin as a component of our evaluation of the profitability of Allstate Financial’s life insurance and financial product portfolio.  Additionally, for many of our products, including fixed annuities, variable life, and interest-sensitive life insurance, the amortization of DAC and DSI is determined based on actual and expected gross margin.  Gross margin is comprised of three components that are utilized to further analyze the business: investment margin, benefit margin, and contract charges and fees.  We believe gross margin and its components are useful to investors because they allow for the evaluation of income components separately and in the aggregate when reviewing performance.  Gross margin, investment margin and benefit margin should not be considered as a substitute for net income and do not reflect the overall profitability of the business.  Net income is the GAAP measure that is most directly comparable to these margins.  Gross margin is reconciled to Allstate Financial’s GAAP net income in the table above.

The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

	Three Months Ended March 31,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in millions)	2007	2006	2007	2006	2007	2006	2007	2006
Life and annuity premiums	$—	$—	$242	$195	$—	$—	$242	$195
Contract charges	—	—	159	161	82	139	241	300
Net investment income	1,050	1,004	—	—	—	—	1,050	1,004
Periodic settlements and accruals on non-hedge derivative instruments(1)	12	16	—	—	—	—	12	16
Contract benefits	(137)	(132)	(291)	(241)	—	—	(428)	(373)
Interest credited to contractholder funds(2)	(639)	(613)	—	—	—	—	(639)	(613)
	$286	$275	$110	$115	$82	$139	$478	$529

(1)             Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)             For purposes of calculating gross margin, amortization of DSI is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items.  Amortization of DSI totaled $10 million and $7 million in the first quarters of 2007 and 2006, respectively.

Gross margin decreased 9.6% in the first quarter of 2007 compared to the same period of 2006 due to the absence in the first quarter of 2007 of gross margin on variable annuities that are reinsured effective June 1, 2006.   Excluding the impact of the reinsured variable annuity business, gross margin increased 2.4% due to higher contract charges and fees and investment margin, partially offset by lower benefit margin.

Investment margin is a component of gross margin, both of which are non-GAAP measures.  Investment margin represents the excess of net investment income and periodic settlements and accruals on certain non-hedge derivative instruments over interest credited to contractholder funds and the implied interest on life-contingent immediate annuities included in the reserve for life-contingent contract benefits.  We utilize derivative instruments as economic hedges of investments or contractholder funds or to replicate fixed income securities.  These instruments do not qualify for hedge accounting or are not designated as hedges for accounting purposes.  Such derivatives are accounted for at fair value, and reported in realized capital gains and losses.  Periodic settlements and accruals on these derivative instruments are included as a component of gross margin, consistent with their intended use to enhance or maintain investment income and margin, and together with the economically hedged investments or product attributes (e.g., net investment income or interest credited to contractholders funds) or replicated investments, to appropriately reflect trends in product performance.  Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating investment margin.  We use investment margin to evaluate Allstate Financial’s profitability related to the difference between investment returns on assets supporting certain products and amounts credited to customers (“spread”) during a fiscal period.

Investment margin by product group is shown in the following table.

	Three Months Ended March 31,
(in millions)	2007	2006
Annuities	$192	$185
Life insurance	58	56
Institutional products	34	30
Bank and other	2	4
Total investment margin	$286	$275

Investment margin increased 4.0% in the first quarter of 2007 compared to the same period of 2006 primarily due to improved yields on assets supporting deferred fixed annuities and growth in contractholder funds.

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended March 31.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2007	2006	2007	2006	2007	2006
Interest-sensitive life	6.1%	6.1%	4.5%	4.6%	1.6%	1.5%
Deferred fixed annuities	5.7	5.6	3.6	3.7	2.1	1.9
Immediate fixed annuities with and without life contingencies	7.1	7.2	6.6	6.6	0.5	0.6
Institutional	6.1	5.5	5.1	4.5	1.0	1.0
Investments supporting capital, traditional life and other products	5.4	6.1	N/A	N/A	N/A	N/A

The following table summarizes the liabilities for these contracts and policies.

	As of March 31,
(in millions)	2007	2006
Immediate fixed annuities with life contingencies	$8,208	$7,935
Other life contingent contracts and other	4,598	4,303
Reserve for life-contingent contracts benefits	$12,806	$12,238

Interest-sensitive life	$9,196	$8,975
Deferred fixed annuities	35,224	34,166
Immediate fixed annuities without life contingencies	3,806	3,671
Institutional	13,068	12,205
Allstate Bank	759	865
Market value adjustments related to derivative instruments and other	419	371
Contractholder funds	$62,472	$60,253

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

Benefit margin by product group is shown in the following table.

	Three Months Ended March 31,
(in millions)	2007	2006
Life insurance	$118	$129
Annuities	(8)	(14)
Total benefit margin	$110	$115

Benefit margin declined 4.3% in the first quarter of 2007 compared to the same period of 2006 due to litigation related costs in the form of additional policy benefits and unfavorable mortality experience, partially offset by growth of business in force and a favorable impact from the annual review of assumptions related to reserves for certain annuity guarantees.

Amortization of DAC and DSI, excluding amortization relating to realized capital gains and losses, declined 17.8% in the first quarter of 2007 compared to the same period in the prior year due to the absence of amortization in the first quarter of 2007 on the variable annuity business that was reinsured effective June 1, 2006.  Excluding the impact of the reinsured variable annuity business, DAC and DSI amortization was flat in the first quarter of 2007 compared to the same period in the prior year as a favorable impact totaling $15 million relating to the annual review of DAC assumptions (commonly referred to as “unlocking”) offset higher amortization resulting from improved gross margin.  There was no DAC and DSI amortization relating to realized capital gains and losses in the first quarter of 2007 compared to a credit to income of $27 million, after-tax, for the first quarter of 2006. The impact of realized capital gains and losses on amortization of DAC and DSI is dependent upon the relationship between the assets that give rise to the gain or the loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

DAC and DSI assets were reduced by $726 million and $70 million, respectively, in 2006 as a result of the disposition of substantially all of Allstate Financial’s variable annuity business.

Operating costs and expenses declined 18.0% in the first quarter of 2007 compared to the same period of 2006.  The following table summarizes operating costs and expenses.

	Three Months Ended March 31,
(in millions)	2007	2006

Non-deferrable acquisition costs	$42	$51
Other operating costs and expenses	63	77
Total operating costs and expenses	$105	$128

Restructuring and related charges	$—	$16

The decline in total operating costs and expenses was due to the absence of expenses in the first quarter of 2007 related to the variable annuity business reinsured effective June 1, 2006.  Non-deferrable acquisition costs and other operating costs and expenses for the first quarter of 2006 included $10 million and $15 million, respectively, of expenses relating to the reinsured variable annuity business.

Restructuring and related charges for the first quarter of 2006 reflect costs relating to the Voluntary Termination Offer.

Net realized capital gains and losses are presented in the following table.

	Three Months Ended March 31,
(in millions)	2007	2006

Investment write-downs	$(1)	$(5)
Dispositions	35	(76)
Valuation of derivative instruments	(20)	36
Settlement of derivative instruments	9	17
Realized capital gains and losses, pretax	23	(28)
Income tax (expense) benefit	(8)	10
Realized capital gains and losses, after-tax	$15	$(18)

For further discussion of realized capital gains and losses, see the Investments section of MD&A.

INVESTMENTS

An important component of our financial results is the return on our investment portfolios.  Investment portfolios are segmented between the Property-Liability, Allstate Financial and Corporate and Other operations.  The investment portfolios are managed based upon the nature of each respective business and its corresponding liability structure.  The composition of the investment portfolios at March 31, 2007 is presented in the table below.

	Property-Liability		Allstate Financial(3)		Corporate and Other(3)		Total
(in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities(1)	$33,503	78.8%	$65,081	83.7%	$1,449	68.0%	$100,033	81.7%
Equity securities(2)	7,134	16.8	702	0.9	88	4.1	7,924	6.5
Mortgage loans	668	1.6	8,876	11.4	—	—	9,544	7.8
Short-term	1,214	2.8	1,389	1.8	594	27.9	3,197	2.6
Other	5	—	1,679	2.2	—	—	1,684	1.4
Total	$42,524	100.0%	$77,727	100.0%	$2,131	100.0%	$122,382	100.0%

(1)             Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $32.72 billion, $63.37 billion and $1.33 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2)             Equity securities are carried at fair value.  Cost basis for these securities was $5.48 billion, $691 million, and $88 million for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(3)             Balances reflect the elimination of related party investments between Allstate Financial and Corporate and Other.

Total investments increased to $122.38 billion at March 31, 2007 from $119.76 billion at December 31, 2006, primarily due to positive cash flows from operating activities, including increased funds associated with securities lending, securities sold with the agreement to repurchase and increased net unrealized gains on fixed income securities, partially offset by decreased net unrealized gains on equity securities.

The Property-Liability investment portfolio increased to $42.52 billion at March 31, 2007 from $41.66 billion at December 31, 2006, primarily due to positive cash flows from operating activities and the repayment of the $500 million intercompany note by ALIC to its parent, AIC, which was issued in December 2006, partially offset by dividends paid to The Allstate Corporation.

The Allstate Financial investment portfolio increased to $77.73 billion at March 31, 2007, from $75.95 billion at December 31, 2006, primarily due to positive cash flows from operating activities, including increased funds associated with securities lending and securities sold with the agreement to repurchase, and increased net unrealized gains on fixed income securities, partially offset by the repayment of ALIC’s intercompany note to its parent, AIC.

The Corporate and Other investment portfolio decreased to $2.13 billion at March 31, 2007, from $2.14 billion at December 31, 2006, primarily due to cash flows used in financing activities.

Total investments at amortized cost related to collateral received in connection with securities lending business activities, funds received in connection with securities repurchase agreements, and collateral posted by counterparties related to derivative transactions, increased to $5.61 billion at March 31, 2007, from $4.14 billion at December 31, 2006.

At March 31, 2007, 94.3% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from The National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from Standard & Poor’s, Fitch or Dominion or a rating of aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

The unrealized net capital gains on fixed income and equity securities at March 31, 2007 were $4.27 billion, a decrease of $21 million or 0.5% since December 31, 2006.  The net unrealized gain for the fixed income portfolio totaled $2.61 billion, comprised of $3.12 billion of unrealized gains and $506 million of unrealized losses at March 31, 2007.  This is compared to a net unrealized gain for the fixed income portfolio totaling $2.54 billion at December 31, 2006, comprised of $3.17 billion of unrealized gains and $627 million of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at March 31, 2007, $471 million or 93.1% were related to investment grade securities and are believed to be primarily a result of rising interest rates.  Of the remaining $35 million of unrealized losses in the fixed income portfolio, $30 million or 85.7% were in the corporate fixed income portfolio.  The $30 million of corporate fixed income gross unrealized losses were primarily comprised of securities in the consumer goods, capital goods, utilities, financial services and technology sectors.  The gross unrealized losses in these sectors were primarily company specific and interest rate related.

The net unrealized gain for the equity portfolio totaled $1.66 billion, comprised of $1.68 billion of unrealized gains and $22 million of unrealized losses at March 31, 2007.  This is compared to a net unrealized gain for the equity portfolio totaling $1.75 billion at December 31, 2006, comprised of $1.77 billion of unrealized gains and $20 million of unrealized losses.  Within the equity portfolio, the losses were primarily concentrated in the consumer goods, technology, capital goods and financial services sectors.  The unrealized losses in these sectors were company and sector specific.

Our portfolio monitoring process identifies and evaluates, on a case-by-case basis, fixed income and equity securities whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost for fixed income securities or cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. As a result of approved programs involving the disposition of investments such as changes in duration, revisions to strategic asset allocations and liquidity actions, as well as certain dispositions anticipated by portfolio managers, we also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery.  All securities in an unrealized loss position at March 31, 2007 were included in our portfolio monitoring process for determining which declines in value were not other-than-temporary.

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

The following table summarizes problem, restructured and potential problem fixed income securities.

(in millions)	March 31, 2007			December 31, 2006
	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$52	$73	0.1%	$65	$84	0.1%
Restructured	36	37	—	33	33	—
Potential problem	136	146	0.2	139	149	0.2
Total net carrying value	$224	$256	0.3%	$237	$266	0.3%
Cumulative write- downs recognized(1)	$300			$298

(1)             Cumulative write-downs recognized only reflect write-downs related to securities within the problem, potential problem and restructured categories.

We have experienced a decrease in the amortized cost of fixed income securities categorized as problem and potential problem as of March 31, 2007 compared to December 31, 2006.  The decrease was primarily due to dispositions and the removal of a security upon improving conditions.

We also evaluated each of these securities through our portfolio monitoring process at March 31, 2007 and recorded write-downs if appropriate.  We further concluded that any remaining unrealized losses on these securities were temporary in nature and that we have the intent and ability to hold the security until recovery.  While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

Net Realized Capital Gains and Losses  The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended March 31,
(in millions)	2007	2006

Investment write-downs	$(5)	$(9)
Dispositions	450	121
Valuation of derivative instruments	(12)	68
Settlement of derivative instruments	38	19
Realized capital gains and losses, pretax	471	199
Income tax expense	(166)	(70)
Realized capital gains and losses, after-tax	$305	$129

Dispositions in the above table include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments.  We may sell impaired fixed income or equity securities that were in an unrealized loss position at the previous reporting date in situations where new factors such as negative developments, subsequent credit deterioration, changing liquidity needs, and newly identified market opportunities cause a change in our previous intent to hold a security until recovery or maturity.

A changing interest rate environment will drive changes in our portfolio duration targets at a tactical level.  A duration target and range is established with an economic view of liabilities relative to a long-term portfolio view.  Tactical duration adjustments within management’s approved ranges are accomplished through both cash market transactions and derivative activities that generate realized gains and losses and through new purchases.  As a component of our approach to managing portfolio duration, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio.  This approach mitigates the impacts of general interest rate changes to the overall financial condition of the corporation.

 In the first quarter of 2007, we recognized $27 million of losses related to a change in our intent to hold certain securities with unrealized losses in the Allstate Protection and Allstate Financial segments until they recover in value.  The change in our intent is primarily related to liquidity strategies and ongoing comprehensive reviews of our portfolios.  We identified $1.24 billion of securities for which we did not have the intent to hold until recovery to achieve these objectives.

In the first quarter of 2007, Property-Liability dispositions included $387 million of equity securities, of which $188 million related to the liquidation of limited partnership interests accounted for in accordance with the equity method of accounting.  Allstate Financial dispositions included $34 million of equity securities related to the liquidation of limited partnership interests.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

(in millions)	March 31, 2007	December 31, 2006
Common stock, retained earnings and other shareholders’ equity items	$21,473	$20,855
Accumulated other comprehensive income	1,018	991
Total shareholders’ equity	22,491	21,846
Debt	4,640	4,662
Total capital resources	$27,131	$26,508

Ratio of debt to shareholders’ equity	20.6%	21.3%
Ratio of debt to capital resources	17.1%	17.6%

Shareholders’ equity increased in the first quarter of 2007, due to net income which was partially offset by share repurchases, dividends paid to shareholders and decreases in unrealized net capital gains on investments.  As of March 31, 2007, our $3.00 billion share repurchase program, which commenced in November 2006, had $2.09 billion remaining and is expected to be completed by March 31, 2008.  In April 2007, the Allstate board of directors authorized the issuance of up to $1 billion of junior subordinated securities, that we expect to issue during the second quarter of 2007 (favorable market conditions existing), the proceeds of which will be used to repurchase up to $1 billion of our common stock by March 31, 2008 in addition to the current $3 billion share repurchase program.

Debt decreased in the first quarter of 2007, due to decreases in long-term debt and short term debt.

Financial Ratings and Strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage.   There have been no changes to our debt, commercial paper and insurance financial strength ratings since December 31, 2006.

We have distinct groups of subsidiaries licensed to sell property and casualty insurance in New Jersey and Florida that maintain separate group ratings.  The ratings of these groups are influenced by the risks that relate specifically to each group.

Liquidity Sources and Uses  The following table summarizes consolidated cash flow activities by business unit for the three months ended March 31.

(in millions)	Property-Liability(1)		Allstate Financial(1)		Corporate and Other(1)		Consolidated
	2007	2006	2007	2006	2007	2006	2007	2006
Net cash provided by (used in):
Operating activities	$666	$121	$662	$601	$200	$129	$1,528	$851
Investing activities	(383)	280	(210)	(360)	9	(131)	(584)	(211)
Financing activities	13	(391)	(24)	(222)	(905)	3	(916)	(610)
Net increase in consolidated cash							$28	$30

(1)             Business unit cash flows reflect the elimination of intersegment dividends and borrowings.

Property-Liability   Higher cash provided by operating activities for Property-Liability in the first quarter of 2007, compared to the first quarter of 2006 were primarily due to lower claim payments in the current year.

Cash flows used in investing activities increased in the first quarter of 2007 compared to the first quarter of 2006 primarily due to higher operating cash flows and higher financing cash flows.

Cash flows provided by financing activities increased in the first quarter of 2007 primarily due to the repayment of short-term debt in the prior year.

Allstate Financial   Higher operating cash flows for Allstate Financial in the first quarter of 2007, compared to the first quarter of 2006 were primarily related to higher investment income.

Decreased cash flows used in investing activities were primarily due to lower purchases of investments.

Cash flows used in financing activities decreased in the first quarter of 2007 compared to the first quarter of 2006 primarily due to higher contractholder fund deposits.  For quantification of the changes in contractholder funds, see the Allstate Financial Segment section of the MD&A.

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

The sources of liquidity for The Allstate Corporation include but are not limited to dividends from AIC and $1.76 billion of investments at Kennett Capital at March 31, 2007.

We have access to additional borrowing to support liquidity as follows:

•               A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of March 31, 2007, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance fluctuates daily.

•               A five-year revolving credit facility expiring in 2009 totaling $1.00 billion to cover short-term liquidity requirements.  This facility contains an increase provision that would make up to an additional $500 million available for borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under this line of credit during the first quarter of 2007. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement filed with the Securities and Exchange Commission in May 2006.  We can use it to issue an unspecified amount of debt securities, common stock (including 289 million shares of treasury stock as of March 31, 2007), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of subsidiaries.  The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.  We have not yet issued any securities under this registration statement.

As described in Note 1, in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), at January 1, 2007, the total liability for net unrecognized tax benefits was $48 million.  The liability is net of a recoverable of $11 million related to the settlement of prior years’ examinations.  We believe it is reasonably possible that the liability balance will increase by $11 million within the next 12 months due to the expected collection of this recoverable.

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

Changes in Internal Control over Financial Reporting.   During the fiscal quarter ended March 31, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. These statements may address, among other things, our strategy for growth, catastrophe exposure management, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document (including the risks described below), in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of The Allstate Corporation Annual Report on Form 10-K for 2006.

The change in our unrecognized tax benefit during the next 12 months is subject to uncertainty.

As required by Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which was adopted as of January 1, 2007, we have disclosed our estimate of net unrecognized tax benefits and the reasonably possible change in its balance during the next 12 months.  We believe that this estimate has been appropriately established based on available facts and information, however, actual results may differ from our estimate for reasons such as changes in our position on specific issues, developments with respect to the governments’ interpretations of income tax laws or changes in judgment resulting from new information obtained in audits or the appeals process.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 - January 31, 2007	3,350,048	$64.0682	3,341,300	$2.6 Billion
February 1, 2007 - February 28, 2007	4,124,365	$61.3844	3,808,300	$2.3 Billion
March 1, 2007 - March 31, 2007	4,209,700	$59.9746	4,209,700	$2.1 Billion
Total	11,684,113	$61.6460	11,359,300

(1)             In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors.  The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

January:    8,748
February:  316,065
March:      None

(2)             Repurchases under our programs are, from time to time, executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

On October 18, 2006, Allstate announced the approval of a new share repurchase program for $3.00 billion, which is expected to be completed by March 31, 2008.

On April 18, 2007, Allstate announced the authorization of the issuance of up to $1.00 billion of junior subordinated securities, the proceeds of which will be used to repurchase up to $1 billion of our common stock by March 31, 2008.  These repurchases are in addition to the $3 billion share repurchase program announced in October 2006.

Item 6.  Exhibits

(a)                                  Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

May 1, 2007	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

4

Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

12	Computation of Earnings to Fixed Charges Ratio
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 1, 2007, concerning unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32	Section 1350 Certification

E-1