Form 10-Q
period 2007-06-30
ALLSTATE CORP
filed 2007-08-01
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Yes  ☐          No  ☒

As of July 27, 2007, the registrant had 584,995,270 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
($ in millions, except per share data)

Revenues
Property-liability insurance premiums earned	$6,822	$6,860	$13,628	$13,736
Life and annuity premiums and contract charges	454	515	937	1,010
Net investment income	1,634	1,548	3,205	3,059
Realized capital gains and losses	545	(48)	1,016	151
	9,455	8,875	18,786	17,956

Costs and expenses
Property-liability insurance claims and claims expense	4,317	3,994	8,434	7,867
Life and annuity contract benefits	386	374	814	747
Interest credited to contractholder funds	673	652	1,322	1,272
Amortization of deferred policy acquisition costs	1,216	1,223	2,369	2,362
Operating costs and expenses	734	747	1,461	1,526
Restructuring and related charges	4	12	3	119
Interest expense	83	90	155	171
	7,413	7,092	14,558	14,064

Gain (loss) on disposition of operations	2	(35)	2	(88)

Income from operations before income tax expense	2,044	1,748	4,230	3,804

Income tax expense	641	541	1,332	1,182

Net income	$1,403	$1,207	$2,898	$2,622

Earnings per share:

Net income per share - Basic	$2.33	$1.91	$4.75	$4.11

Weighted average shares - Basic	604.1	634.1	610.4	638.6

Net income per share - Diluted	$2.30	$1.89	$4.71	$4.08

Weighted average shares - Diluted	608.8	638.5	615.2	642.9

Cash dividends declared per share	$0.38	$0.35	$0.76	$0.70

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
($ in millions, except par value data)	2007	2006
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $96,866 and $95,780)	$97,906	$98,320
Equity securities, at fair value (cost $6,131 and $6,026)	7,726	7,777
Mortgage loans	9,933	9,467
Short-term	4,775	2,430
Other	1,927	1,763
Total investments	122,267	119,757

Cash	385	443
Premium installment receivables, net	4,864	4,789
Deferred policy acquisition costs	5,561	5,332
Reinsurance recoverables, net	5,827	5,827
Accrued investment income	1,091	1,062
Deferred income taxes	443	224
Property and equipment, net	1,055	1,010
Goodwill	825	825
Other assets	1,994	2,111
Separate Accounts	16,225	16,174
Total assets	$160,537	$157,554

Liabilities
Reserve for property-liability insurance claims and claims expense	$18,714	$18,866
Reserve for life-contingent contract benefits	12,675	12,786
Contractholder funds	62,616	62,031
Unearned premiums	10,346	10,427
Claim payments outstanding	746	717
Other liabilities and accrued expenses	12,014	10,045
Short-term debt	—	12
Long-term debt	5,641	4,650
Separate Accounts	16,225	16,174
Total liabilities	138,977	135,708

Commitments and Contingent Liabilities (Note 7)

Shareholders’ Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 588 million and 622 million shares outstanding	9	9
Additional capital paid-in	2,938	2,939
Retained income	31,495	29,070
Deferred ESOP expense	(68)	(72)
Treasury stock, at cost (312 million and 278 million shares)	(13,241)	(11,091)

Accumulated other comprehensive income:
Unrealized net capital gains and losses	1,430	2,074
Unrealized foreign currency translation adjustments	51	26
Net funded status of pension and other postretirement benefit obligation	(1,054)	(1,109)
Total accumulated other comprehensive income	427	991
Total shareholders’ equity	21,560	21,846
Total liabilities and shareholders’ equity	$160,537	$157,554

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
($ in millions)	2007	2006
	(Unaudited)

Cash flows from operating activities
Net income	$2,898	$2,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(114)	(94)
Realized capital gains and losses	(1,016)	(151)
(Gain) loss on disposition of operations	(2)	88
Interest credited to contractholder funds	1,322	1,272
Changes in:
Policy benefits and other insurance reserves	(213)	(2,727)
Unearned premiums	(108)	21
Deferred policy acquisition costs	36	(122)
Premium installment receivables, net	(62)	(99)
Reinsurance recoverables, net	(145)	813
Income taxes payable	113	715
Other operating assets and liabilities	(115)	(271)
Net cash provided by operating activities	2,594	2,067

Cash flows from investing activities
Proceeds from sales
Fixed income securities	12,021	13,481
Equity securities	4,406	2,939
Investment collections
Fixed income securities	2,984	2,367
Mortgage loans	978	802
Investment purchases
Fixed income securities	(14,672)	(16,192)
Equity securities	(3,614)	(3,356)
Mortgage loans	(1,472)	(1,273)
Change in short-term investments, net	(1,707)	260
Change in other investments, net	96	—
Dispositions of operations	—	(812)
Purchases of property and equipment, net	(150)	(113)
Net cash used in investing activities	(1,130)	(1,897)

Cash flows from financing activities
Change in short-term debt, net	(12)	(413)
Proceeds from issuance of long-term debt	987	644
Repayment of long-term debt	(9)	(13)
Contractholder fund deposits	5,009	5,849
Contractholder fund withdrawals	(5,369)	(4,909)
Dividends paid	(451)	(432)
Treasury stock purchases	(1,826)	(946)
Shares reissued under equity incentive plans, net	90	77
Excess tax benefits from share-based payment arrangements	27	12
Other	32	114
Net cash used in financing activities	(1,522)	(17)

Net (decrease) increase in cash	(58)	153
Cash at beginning of period	443	313
Cash at end of period	$385	$466

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

The condensed consolidated financial statements and notes as of June 30, 2007, and for the three-month and six-month periods ended June 30, 2007 and 2006 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2007 presentation, certain amounts in the prior year condensed consolidated financial statements and notes have been reclassified.

Adopted accounting standards

Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”)

In October 2005, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 05-1.  SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those set forth in Statement of Financial Accounting Standards (“SFAS”)  No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”.  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs through the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a feature or coverage within an existing contract.  In February 2007, the AICPA issued Technical Practice Aids (“TPAs”) that provide interpretive guidance to be used in applying SOP 05-1.  The Company adopted the provisions of SOP 05-1 on January 1, 2007 for internal replacements occurring in fiscal years beginning after December 15, 2006.  The adoption resulted in a $9 million after-tax adjustment to unamortized DAC and DSI related to the impact on future estimated gross profits from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral under SOP 05-1.  The adjustment was recorded as a reduction of retained income at January 1, 2007 and a reduction of DAC and DSI balances of $13 million pre-tax.  The ongoing effects of SOP 05-1 are not expected to have a material impact on the Company’s results of operations or financial position.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”)

In February 2006, the FASB issued SFAS No. 155, which permits the fair value remeasurement at the date of adoption of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under paragraph 12 or 13 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133 (“SFAS No. 133”); establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain embedded derivatives requiring bifurcation; and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The Company adopted the provisions of SFAS No. 155 on January 1, 2007, which were effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of the first fiscal year that begins after September 15, 2006.  The Company elected not to remeasure existing hybrid financial instruments at the date of adoption that contained embedded derivatives requiring bifurcation pursuant to paragraph 12 or 13 of SFAS No. 133.  The adoption of SFAS No. 155 did not have a material effect on the results of operations or financial position of the Company.

Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities.  The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities.  On January 1, 2007, the Company adopted the provisions of FIN 48, which were effective for fiscal years beginning after December 15, 2006.  No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48.  Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

The liability for net unrecognized tax benefits at January 1, 2007 was $48 million.  During the second quarter of 2007, the liability balance for unrecognized tax benefits increased to $61 million, primarily due to the receipt of a tax refund of $11 million related to prior years’ tax returns.  This liability represents an accrual relating to uncertain income tax positions the Company has taken or expects to take on its tax returns.  The Company believes it is reasonably possible that the liability balance will not significantly increase or decrease within the next 12 months.

The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense.  During the six months ended June 30, 2007, the balance of interest expense accrued with respect to unrecognized tax benefits increased to $7 million from a receivable balance of $9 million at January 1, 2007, primarily due to the receipt of interest income accrued on the $11 million tax refund received.

The Internal Revenue Service (“IRS”) has completed its review of the Company’s federal income tax returns through the 2002 tax year and the statute of limitations has expired on those years.  The IRS is currently examining the Company’s federal income tax returns for the 2003 and 2004 tax years.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”)

SFAS No. 158 requires recognition in the statements of financial position of the over or underfunded status of defined pension and other postretirement plans, measured as the difference between the fair value of plan assets and the projected benefit obligation (“PBO”) for the pension plans and the accumulated postretirement benefit obligation (“APBO”) for other postretirement benefit plans.  This effectively requires the recognition of all previously unrecognized actuarial gains and losses and prior service cost as a component of accumulated other comprehensive income, net of tax.  In addition, SFAS No. 158 requires: on a prospective basis, the actuarial gains and losses and the prior service costs and credits that arise during any reporting period, but are not recognized net of tax as components of net periodic benefit cost, be recognized as a component of other comprehensive income; that the measurement date of the plans be the same as the statements of financial position; and that disclosure in the notes to the financial statements include the anticipated impact on the net periodic benefit cost of actuarial gains and losses and the prior service costs and credits previously deferred and recognized, net of tax, as a component of other comprehensive income.  On December 31, 2006, the Company adopted guidance relating to the recognition of the over or underfunded status of the plan and additional disclosure requirements which was effective for periods ending after December 15, 2006.  Guidance relating to the measurement date of the plans is effective for the years ending after December 15, 2008.  There is no impact on results of operations or cash flows. Retrospective application of this standard is not permitted.  The impact of adoption, including the inter-related impact on the minimum pension liability, resulted in a decrease in shareholders’ equity of $1.11 billion at December 31, 2006.

Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”)

In September 2006, the SEC issued SAB 108 to eliminate the diversity of practice in the process by which misstatements are quantified for purposes of assessing materiality in the financial statements.  SAB 108 is intended to eliminate the potential for the build up of improper amounts on the balance sheet due to the limitations of certain methods of materiality assessment utilized in current practice.  SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures.  On December 31, 2006, the Company adopted the provisions of SAB 108 which were effective for the first fiscal year ending after November 15, 2006.  The adoption of SAB 108 did not have any effect on the results of operations or financial position of the Company.

FASB Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1”)

FSP FAS 115-1 nullifies the guidance in paragraphs 10-18 of Emerging Issues Task Force Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and references existing other-than-temporary impairment guidance.  FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for income recognition on an impaired debt security.  The Company adopted FSP FAS 115-1 as of January 1, 2006 on a prospective basis.  The effect of adoption did not have a material effect on the results of operations or financial position of the Company.

SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No.  154”)

SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated.  The Company adopted SFAS No. 154 on January 1, 2006.  The adoption of SFAS 154 did not have any effect on the results of operations or financial position of the Company.

SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”)

SFAS No. 123R revises SFAS No. 123 “Accounting for Stock-based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”.  SFAS No. 123R requires all share-based payment transactions to be accounted for using a fair value based method to recognize the cost of awards over the period in which the requisite service is rendered.  The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective application method for adoption, and therefore the prior year results have not been restated.  The adoption of SFAS No. 123R included compensation expense related to options granted in 2002, since the Company utilizes a four year vesting schedule and previously adopted the expense provisions of SFAS No. 123 for awards granted or modified subsequent to January 1, 2003, and did not have a material effect on the results of operations or financial position of the Company.

FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP FAS 123R-3”)

FSP FAS 123R-3 provided companies an option to elect an alternative calculation method for determining the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R.  SFAS No. 123R requires companies to calculate the pool of excess tax benefits as the net excess tax benefits that would have qualified as such had the Company adopted SFAS No. 123 for recognition purposes when first effective in 1995.  FSP FAS 123R-3 provided an alternative calculation based on actual increases to additional capital paid-in related to tax benefits from share-based compensation subsequent to the effective date of SFAS No. 123, less the tax on the cumulative incremental compensation costs the Company included in its pro forma net income disclosures as if the Company had applied the fair-value method to all awards, less the share-based compensation costs included in net income as reported.  In conjunction with its adoption of SFAS No. 123R on

January 1, 2006, the Company elected the transition method described in FSP FAS 123R-3.  The effect of the transition calculation did not have a material effect on the results of operations or financial position of the Company.

Pending accounting standards

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”)

In September 2006, the FASB issued SFAS No. 157 which redefines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements.  Additional disclosures and modifications to current fair value disclosures will be required upon adoption of SFAS No. 157.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the effects of adoption of SFAS No. 157 on its results of operations and financial position.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159 which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of financial assets and liabilities.  The standard also requires additional information to aid financial statement users’ understanding of the impacts of a reporting entity’s decision to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value.  SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157.  Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied, which have yet to be determined by the Company.

 SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide, Investment Companies (“the Guide”) and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies—SOP 07-1 (“SOP 07-1”)

In June 2007, the AICPA issued SOP 07-1.  Upon adoption of the SOP, the Company must also adopt the provisions of FASB Staff Position No. FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies”, which permanently exempts investment companies from applying the provisions of Interpretation 46(R) to investments carried at fair value. SOP 07-1 provides guidance for determining whether an entity falls within the scope of the Guide and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company.  In certain circumstances, SOP 07-1 precludes retention of specialized accounting for investment companies (i.e. fair value accounting), when similar direct investments exist in the consolidated group and are measured on a basis inconsistent with that applied to investment companies.  Additionally SOP 07-1 precludes retention of specialized accounting for investment companies if the reporting entity does not distinguish through documented policies the nature and type of investments to be held in the investment companies from those made in the consolidated group where other accounting guidance is being applied.  SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007.  The Company is assessing the current and future implications of this standard to the results of operations or financial position.

FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”)

In April 2007, the FASB issued FSP FIN 39-1, which amends FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”.  FSP FIN 39-1 replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” and requires a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted.  The effects of applying FSP FIN 39-1 will be recorded as a change in accounting principle through retrospective application.  The adoption of FSP FIN 39-1 is not expected to have a material impact on the Company’s results of operations or financial position based on the current level of derivative activity.

2.              Earnings per share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share is computed based on weighted average number of common and dilutive potential common shares outstanding.  For Allstate, dilutive potential common shares consist of outstanding stock options and unvested restricted stock units.

The computation of basic and diluted earnings per share are presented in the following table.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
(in millions, except per share data)

Numerator
Net income	$1,403	$1,207	$2,898	$2,622

Denominator:
Weighted average common shares outstanding	604.1	634.1	610.4	638.6
Effect of potential dilutive securities:
Stock options	2.9	3.0	3.1	3.0
Unvested restricted stock units	1.8	1.4	1.7	1.3
Weighted average common and dilutive potential common shares outstanding	608.8	638.5	615.2	642.9

Earnings per share—Basic:	$2.33	$1.91	$4.75	$4.11
Earnings per share—Diluted:	$2.30	$1.89	$4.71	$4.08

Options to purchase 4.2 million and 8.7 million Allstate common shares, with exercise prices ranging from $54.67 to $65.38 and $50.79 to $61.90, were outstanding at June 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share for the three-month periods.  Options to purchase 4.1 million and 6.3 million Allstate common shares, with exercise prices ranging from $52.23 to $65.38 and $50.79 to $61.90, were outstanding at June 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share for the six-month periods.   These options were excluded either because their exercise prices exceeded the average market price of Allstate common shares during the period or because the unrecognized compensation cost on the options would have an anti-dilutive effect.

3.              Supplemental Cash Flow Information

Non-cash investment exchanges and modifications, which primarily reflect refinancing of fixed income securities and mergers completed with equity securities, totaled $60 million and $55 million for the six-month periods ended June 30, 2007 and 2006, respectively.

Liabilities for collateral received in conjunction with securities lending and other activities and for funds received from security repurchase activities are reported in other liabilities and accrued expenses in the Condensed Consolidated Statements of Financial Position. The associated cash flows are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows along with the related changes in investments, which are as follows:

	Six months ended June 30,
(in millions)	2007	2006

Net change in fixed income securities	$(799)	$(125)
Net change in short-term investments	(547)	(1,108)
Operating cash flow used	(1,346)	(1,233)
Net change in cash	2	—
Net change in proceeds managed	$(1,344)	$(1,233)

Liabilities for collateral and security repurchase, beginning of year	$(4,144)	$(4,102)
Liabilities for collateral and security repurchase, end of period	(5,488)	(5,335)
Operating cash flow provided	$1,344	$1,233

On June 27, 2007, the Company acquired treasury stock and recorded a liability under an accelerated stock repurchase agreement to acquire $500 million of its common stock that will settle the total shares repurchased in up to four months.

4.              Reserve for Property-Liability Insurance Claims and Claims Expense

The Company establishes reserves for claims and claims expense on reported and unreported claims of insured losses.  The Company’s reserving process takes into account known facts and interpretations of circumstances and factors including the Company’s experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, law changes, court decisions, changes to regulatory requirements and economic conditions.  In the normal course of business, the Company may also supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims.  The effects of inflation are implicitly considered in the reserving process.

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

Management believes that the reserve for property-liability claims and claims expense, net of reinsurance recoverables, is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by the Statement of Financial Position date based on available facts, technology, laws and regulations.

5.              Reinsurance

Property-liability insurance premiums earned and life and annuity premiums and contract charges have been reduced by the reinsurance premium ceded amounts shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
(in millions)

Property-liability insurance premiums earned	$349	$256	$696	$436
Life and annuity premiums and contract charges	244	178	477	339

Property-liability insurance claims and claims expense, life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance recovery amounts shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
(in millions)

Property-liability insurance claims and claims expense	$99	$(72)	$203	$265
Life and annuity contract benefits	172	148	318	263
Interest credited to contractholder funds	11	7	24	8

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

The coinsurance provisions of the Reinsurance Agreements were used to transfer the future rights and obligations related to fixed-return fund options and benefit guarantees.  $1.37 billion of assets supporting general account liabilities were transferred to Prudential, net of consideration, under the coinsurance provisions as of the transaction closing date.  General account liabilities of $1.35 billion at June 30, 2007 and $1.49 billion as of December 31, 2006, however, remain on the Condensed Consolidated Statements of Financial Position with a corresponding reinsurance recoverable.

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

Pursuant to the Agreement, the final market-adjusted consideration was $628 million.  The disposal resulted in a gain of $77 million pretax for ALIC, which was deferred as a result of the disposition being executed through reinsurance.  The deferred gain is included as a component of other liabilities and accrued expenses on the Consolidated Statements of Financial Position, and is amortized to gain (loss) on dispositions of operations on the Consolidated Statements of Operations over the life of the reinsured business which is estimated to be approximately 18 years.  For ALNY, the transaction resulted in a loss of $9 million pretax.  ALNY’s reinsurance loss and other amounts related to the disposal of the business, including the initial costs and final market value settlements of the derivatives acquired by ALIC to economically hedge substantially all of the exposure related to market adjustments between the effective date of the Agreement and the closing of the transaction, transactional expenses incurred and amortization of ALIC’s deferred reinsurance gain, were included as a component of loss on disposition of operations on the Company’s Consolidated Statements of Operations and amounted to $61 million, after-tax during 2006.  For the six-month and twelve-month periods ended June 30, 2007 and December 31, 2006, loss on disposition of operations on the Consolidated Statements of Operations included $2 million and $1 million, after-tax, respectively, of amortization of ALIC’s deferred gain.  DAC and DSI were reduced by $726 million and $70 million, respectively, as of the effective date of the transaction for balances related to the variable annuity business subject to the Reinsurance Agreements.

The separate account balances related to the modified coinsurance were $15.05 billion as of June 30, 2007 and $15.07 billion as of December 31, 2006.  Separate account balances totaling approximately $1.18 billion as of June 30, 2007 and $1.10 billion at December 31, 2006 relate primarily to the variable life business that is being retained by ALIC and ALNY, and the variable annuity business in three affiliated companies that were not included in the Agreement.  In the first five-months of 2006, prior to this disposition, ALIC’s and ALNY’s variable annuity business generated approximately $127 million in contract charges.

Property-liability

The Company entered into the following reinsurance agreements effective June 1, 2007:  a Kentucky agreement that provides coverage for Allstate Protection personal property excess catastrophe losses in the state for earthquake and fires following earthquakes; a North-East agreement for additional hurricane coverage in the states of New York, New Jersey and Connecticut; and four reinsurance agreements entered into by Allstate Floridian Insurance Company (“AFIC”), a subsidiary of the Company, for personal property excess catastrophe losses in Florida.  Effective June 1, 2007, the Company also renewed its aggregate excess of loss agreement that covers storms named or numbered by the National Weather Service, earthquakes, and fires following earthquakes for personal lines auto and property business countrywide except for Florida; New Jersey excess of loss agreement that covers personal property catastrophe losses in excess of the New Jersey multi-year agreement; and South-East agreement that covers personal property excess catastrophe losses for storms named or numbered by the National Weather Service in 11 Atlantic and Gulf states and the District of Columbia. In addition, the Company has a California Fires Following agreement that covers personal property excess catastrophe losses in California effective February 1, 2006 to May 31, 2008, for fires following earthquakes; and multi-year reinsurance treaties effective June 1, 2005 to May 31, 2008, that cover excess catastrophe losses in Connecticut, New Jersey, New York, and Texas.

6.              Company Restructuring

The Company undertakes various programs to reduce expenses.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program and the Company’s 2006 voluntary termination offer.  The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $4 million and $12 million for the three-month periods ended June 30, 2007 and 2006, respectively, and $3 million and $119 million for the six-month periods ended June 30, 2007 and 2006, respectively.

The following table illustrates the changes in the restructuring liability during the six-months ended June 30, 2007:

(in millions)	Employee costs	Exit costs	Total liability
Balance at the beginning of the year	$20	$2	$22
Expense incurred	1	2	3
Adjustments to liability	(8)	(1)	(9)
Payments applied against liability	(2)	(1)	(3)
Balance at the end of the period	$11	$2	$13

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

Guarantees

The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective June 30, 2007, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $19 million at June 30, 2007.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that range from less than one year to three years.  Historically, the Company has not made any material payments pursuant to these guarantees.

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $269 million at June 30, 2007.  The obligations associated with these fixed income securities expire at various times during the next seven years.

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

The aggregate liability balance related to all guarantees was not material as of June 30, 2007.

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

Legal and regulatory proceedings and inquiries

Background

The Company and certain subsidiaries are involved in a number of lawsuits, regulatory inquiries, and other legal proceedings arising out of various aspects of its business.  As background to the “Proceedings” sub-section below, please note the following:

•                  These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including the underlying facts of each matter; novel legal issues; variations between jurisdictions in which matters are being litigated, heard or investigated; differences in applicable laws and judicial interpretations; the length of time before many of these matters might be resolved by settlement, through litigation or otherwise and, in some cases, the timing of their resolutions relative to other similar matters involving other companies; the fact that many of the lawsuits are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined; the fact that many of the lawsuits involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear; and the current challenging legal environment faced by large corporations and insurance companies.

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

Proceedings

There is one multi-state certified class action lawsuit pending against Allstate in Washington state court alleging that its failure to pay “inherent diminished value” to insureds under the uninsured motorist property damage liability provisions of auto policies constitutes breach of contract and fraud.  Plaintiffs define “inherent diminished value” as the difference between the market value of the insured automobile before an accident and the market value after repair.  Plaintiffs allege that they are entitled to the payment of inherent diminished value under the terms of the policy.  This lawsuit is similar to others filed against other carriers in the industry.  In this case, the trial court certified a 19 state class action.  The appellate court granted the Company’s petition for review of the order of certification and affirmed the certification.  The Company filed a petition to appeal to the Washington Supreme Court, which was denied.  The case has been remanded to the trial court for further proceedings.  The Company has been vigorously defending this lawsuit but the outcome remains uncertain.

There are a number of state and nationwide class action lawsuits pending in various state courts challenging the legal propriety of Allstate’s medical bill review processes on a number of grounds, including the manner in which Allstate determines reasonableness and necessity.  One nationwide class action and one statewide class action have been certified.  These lawsuits, which to a large degree mirror similar lawsuits filed against other carriers in the industry, allege these processes result in a breach of the insurance policy as well as fraud.  Plaintiffs seek monetary damages in the form of contractual and extra-contractual damages.  The Company denies these allegations and has been vigorously defending these lawsuits.  The outcome of these disputes is currently uncertain.

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

The Company is defending a number of matters filed in the aftermath of Hurricanes Katrina and Rita, including individual lawsuits and several statewide putative class action lawsuits pending in Mississippi, Louisiana and Texas.  In one matter, the Mississippi Attorney General filed a suit asserting that the flood exclusion found in Allstate’s and other insurance companies’ policies is either ambiguous, unenforceable as unconscionable or contrary to public policy, or inapplicable to the damage suffered in the wake of Hurricane Katrina.  In a putative class action in Mississippi, some members of the Mississippi Windstorm Underwriters Association (“MWUA”) have filed suit against the MWUA board members and the companies they represent, including an Allstate subsidiary, alleging that the Board purchased insufficient reinsurance to protect the MWUA members.  In a putative class action in Louisiana, the trial court judge ruled that Allstate’s and other carriers’ flood, water and negligent construction exclusions do not apply to man-made floods (i.e., floods caused by human negligence), and therefore do not apply to flooding in the New Orleans area to the extent it was caused by human negligence in the design, construction and/or maintenance of the levees.  Allstate and other insurers pursued an interlocutory appeal with the Fifth Circuit Court of Appeals.  The Fifth Circuit held oral argument on that appeal on June 6, 2007.  A decision is expected in the near future.  In another case, the federal district court for the Eastern District of Louisiana dismissed a putative class action brought against Allstate and other carriers under Louisiana’s Valued Policy Law, holding that the law did not apply where the cause of the policyholder’s total loss was due in part to a non-covered peril, such as flood.  Plaintiffs have appealed that ruling and oral argument was held in the Fifth Circuit Court of Appeals on July 9, 2007.  In addition, a private plaintiff has filed a qui tam action under the Federal False Claims Act against Allstate and certain other carriers in Louisiana federal court regarding claims that they administered under the National Flood Insurance Program.  The various suits described above seek a variety of remedies, including actual and/or punitive damages in unspecified amounts and/or declaratory relief.  All of these matters are in various stages of development and Allstate intends to vigorously defend them.  The outcome of these disputes is currently uncertain.  In addition, the Company is responding to subpoenas and requests for information in connection with investigations into the insurance industry’s handling of hurricane claims.  These investigations are being conducted by federal and state authorities, including a federal grand jury sitting in the Southern District of Mississippi.  Other insurers have received similar subpoenas and requests for information.  The outcome of these claims is currently uncertain.

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

The Company is defending certain matters relating to the Company’s agency program reorganization announced in 1999.  These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (the “EEOC I” suit) and a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (the “Romero I” suit).  In March 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to Allstate “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs asked the court to clarify and/or reconsider its memorandum and order and on January 16, 2007, the judge denied their request.  On June 20, 2007, the court granted the Company’s motions for summary judgment.  The EEOC also filed another lawsuit in October 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit).  In EEOC II, in October 2006, the court granted partial summary judgment to the EEOC.  Although the court did not determine that the Company was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether the Company had reasonable factors other than age to support the rehire policy.  The Company’s petitions for interlocutory review of the trial court’s summary judgment order were granted.  The Company’s interlocutory appeal is now pending in the Court of Appeals for the Eighth Circuit.  The Company is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization.  These plaintiffs have asserted breach of contract and ERISA claims.  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue.  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in April 2005.  On June 20, 2007, the court granted Allstate’s motion to dismiss the case.  In all of these various matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  Allstate has been vigorously defending these lawsuits and other matters related to its agency program reorganization.  The outcome of these disputes is currently uncertain.

The Company is defending its homeowners insurance rates and discount programs in administrative actions filed by the Texas Department of Insurance.  The Department is focusing, as they have with other insurers, on the reasonableness of the Company’s rates for the risks to which they apply.  On July 13, 2005, the Administrative Law Judge granted partial summary disposition in the Company’s favor on almost all of the Department’s claims regarding the Company’s discount program.  In the rate proceeding, on May 22, 2006, the Texas Commissioner of Insurance ordered the Company to reduce its homeowners rates by 5% and to pay refunds on the difference plus interest back to December 30, 2004, for which the Company has been accruing.  The Company filed a petition for judicial review of the Texas Commissioner’s rate refund order with the district court, and also filed and implemented a 5% rate decrease occurring in two stages.  On March 8, 2007, the district court affirmed in whole the Texas Commissioner’s rate refund order.  On April 5, 2007, the Company appealed this judgment of the district court to the Texas Third Court of Appeals.

Other Matters

Various other legal, governmental, and regulatory actions, including state market conduct exams, and other governmental and regulatory inquiries are currently pending that involve the Company and specific aspects of its conduct of business.  Like other members of the insurance industry, the Company is the target of a number of class action lawsuits and other types of proceedings, some of which involve claims for substantial or indeterminate amounts.  These actions are based on a variety of issues and target a range of the Company’s practices.  The outcome of these disputes is currently unpredictable.

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

Asbestos and environmental

Allstate’s reserves for asbestos claims were $1.35 billion and $1.38 billion, net of reinsurance recoverables of $805 million and $823 million, at June 30, 2007 and December 31, 2006, respectively.  Reserves for environmental claims were $186 million and $194 million, net of reinsurance recoverables of $54 million and $55 million, at June 30, 2007 and December 31, 2006, respectively.  Approximately 63% and 67% of the total net asbestos and environmental reserves at June 30, 2007 and December 31, 2006, respectively, were for incurred but not reported estimated losses.

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

8.              Components of Net Periodic Pension and Postretirement Benefit Costs

The components of net periodic cost for the Company’s pension and postretirement benefit plans are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006	2007	2006

Pension benefits
Service cost	$40	$47	$80	$93
Interest cost	77	76	155	152
Expected return on plan assets	(88)	(81)	(176)	(161)
Amortization of:
Prior service costs	—	—	(1)	(1)
Net loss	29	35	58	71
Settlement loss	11	7	22	13
Net periodic pension cost	$69	$84	$138	$167

Postretirement benefits
Service cost	$6	$7	$12	$13
Interest cost	17	17	33	34
Amortization of:
Prior service costs	(1)	(1)	(1)	(1)
Net loss	—	1	—	1
Special termination benefit	—	—	—	3
Net periodic postretirement cost	$22	$24	$44	$50

9.              Business Segments

Summarized revenue data for each of the Company’s business segments are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006	2007	2006
Revenues
Property-Liability
Property-liability insurance premiums earned
Standard auto	$4,269	$4,170	$8,504	$8,299
Non-standard auto	336	395	680	800
Auto	4,605	4,565	9,184	9,099
Homeowners	1,576	1,610	3,156	3,254
Other	641	684	1,288	1,381
Allstate Protection	6,822	6,859	13,628	13,734
Discontinued Lines and Coverages	—	1	—	2
Total property-liability insurance premiums earned	6,822	6,860	13,628	13,736
Net investment income	517	461	1,008	927
Realized capital gains and losses	437	43	881	267
Total Property-Liability	7,776	7,364	15,517	14,930

Allstate Financial
Life and annuity premiums and contract charges
Traditional life	66	75	140	139
Immediate annuities with life contingencies	52	69	129	118
Accident and health and other	92	81	183	163
Total life and annuity premiums	210	225	452	420
Interest-sensitive life	224	210	447	417
Fixed annuities	19	19	37	36
Variable annuities	1	61	1	137
Total contract charges	244	290	485	590
Total life and annuity premiums and contract charges	454	515	937	1,010
Net investment income	1,076	1,048	2,126	2,052
Realized capital gains and losses	104	(80)	127	(108)
Total Allstate Financial	1,634	1,483	3,190	2,954

Corporate and Other
Service fees	2	3	5	5
Net investment income	41	39	71	80
Realized capital gains and losses	4	(11)	8	(8)
Total Corporate and Other before reclassification of service fees	47	31	84	77
Reclassification of service fees (1)	(2)	(3)	(5)	(5)
Total Corporate and Other	45	28	79	72
Consolidated Revenues	$9,455	$8,875	$18,786	$17,956

(1)             For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006	2007	2006
Net income
Property-Liability
Underwriting income
Allstate Protection	$850	$1,207	$1,856	$2,456
Discontinued Lines and Coverages	(5)	(8)	35	(15)
Total underwriting income	845	1,199	1,891	2,441
Net investment income	517	461	1,008	927
Income tax expense on operations	(415)	(525)	(890)	(1,057)
Realized capital gains and losses, after-tax	283	30	570	175
Loss on disposition of operations, after-tax	—	(1)	—	(1)
Property-Liability net income	1,230	1,164	2,579	2,485

Allstate Financial
Life and annuity premiums and contract charges	454	515	937	1,010
Net investment income	1,076	1,048	2,126	2,052
Periodic settlements and accruals on non-hedge derivative financial instruments	12	14	24	30
Contract benefits and interest credited to contractholder funds	(1,056)	(1,025)	(2,133)	(2,021)
Operating costs and expenses and amortization of deferred policy acquisition costs	(259)	(309)	(493)	(596)
Restructuring and related charges	1	(3)	1	(19)
Income tax expense on operations	(74)	(80)	(152)	(152)
Operating income	154	160	310	304
Realized capital gains and losses, after-tax	67	(52)	82	(70)
Deferred policy acquisition costs and deferred sales inducements amortization relating to realized capital gains and losses, after-tax	(15)	(3)	(15)	24
Reclassification of periodic settlements and accruals on non-hedge financial instruments, after-tax	(7)	(9)	(15)	(19)
Gain (loss) on disposition of operations, after-tax	1	(23)	2	(58)
Allstate Financial net income	200	73	364	181

Corporate and Other
Service fees (1)	2	3	5	5
Net investment income	41	39	71	80
Operating costs and expenses	(101)	(93)	(178)	(175)
Restructuring and related charges	—	—	—	(1)
Income tax benefit on operations	29	28	52	52
Operating loss	(29)	(23)	(50)	(39)
Realized capital gains and losses, after-tax	2	(7)	5	(5)
Corporate and Other net loss	(27)	(30)	(45)	(44)
Consolidated net income	$1,403	$1,207	$2,898	$2,622

(1)             For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

10.       Other Comprehensive Income

The components of other comprehensive (loss) income on a pretax and after-tax basis are as follows:

(in millions)	Three months ended June 30,
	2007			2006
	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized net holding (losses) gains arising during the period, net of related offsets	$(598)	$210	$(388)	$(992)	$347	$(645)
Less: reclassification adjustment of realized capital gains and losses	369	(129)	240	(160)	56	(104)
Unrealized net capital gains and losses	(967)	339	(628)	(832)	291	(541)
Unrealized foreign currency translation adjustments	35	(12)	23	25	(9)	16
Net funded status of pension and other postretirement benefit obligation	21	(7)	14	—	—	—

Other comprehensive (loss) income	$(911)	$320	(591)	$(807)	$282	(525)

Net income			1,403			1,207

Comprehensive income			$812			$682

(in millions)	Six months ended June 30,
	2007			2006
	Pretax	Tax	After-tax	Pretax	Tax	After-tax

Unrealized net holding (losses) gains arising during the period, net of related offsets	$(170)	$60	$(110)	$(1,588)	$556	$(1,032)
Less: reclassification adjustment of realized capital gains and losses	821	(287)	534	(54)	19	(35)
Unrealized net capital gains and losses	(991)	347	(644)	(1,534)	537	(997)
Unrealized foreign currency translation adjustments	38	(13)	25	25	(9)	16
Net funded status of pension and other postretirement benefit obligation	50	5	55	—	—	—

Other comprehensive (loss) income	$(903)	$339	(564)	$(1,509)	$528	(981)

Net income			2,898			2,622

Comprehensive income			$2,334			$1,641

11.       Capital Structure

In May 2007, the Company issued $500 million of Series A 6.50% and $500 million of Series B 6.125% Fixed-to-Floating Rate Junior Subordinated Debentures (together the “Debentures”).  The scheduled maturity dates for the Debentures are May 15, 2057 and May 15, 2037 for Series A and Series B, respectively, with a final maturity date of May 15, 2067.  Any or all of the Debentures may be redeemed (a) on or after May 15, 2037 or May 15, 2017 for Series A and Series B, respectively, at a redemption price equal to 100% of the principal amount of the Debentures being redeemed plus any accrued and unpaid interest and (b) before May 15, 2037 or May 15, 2017 for Series A and Series B, respectively, (i) in whole at any time or in part from time to time or (ii) in whole, but not in part, if certain changes occur relating to the tax treatment of or rating agency equity credit accorded to the Debentures, in each case at a redemption price equal to the greater of (x) 100% of the principal amount of the Debentures being redeemed plus any accrued and unpaid interest and (y) the applicable make-whole amount.

Interest on the Debentures is payable semi-annually at the stated fixed annual rate to May 15, 2037 and May 15, 2017 for Series A and Series B, respectively, and then payable quarterly at an annual rate equal to the three-month LIBOR plus 2.12% and 1.935% for Series A and Series B, respectively.  The Company may elect at one or more times to defer payment of interest on the Debentures for one or more consecutive interest periods that do not exceed 10 years.   Interest compounds during such deferral periods at the rate in effect for each period.  The interest deferral feature obligates the Company in certain circumstances to issue common stock or certain other types of securities if it cannot otherwise raise sufficient funds to make the required interest payments.  The Company has reserved 75 million shares of its authorized and unissued common stock to satisfy this obligation.

In connection with the issuance of the Debentures, the Company entered into replacement capital covenants.  These covenants are not intended for the benefit of the holders of the Debentures and may not be enforced by them.  Rather, they are for the benefit of holders of one or more other designated series of the Company’s indebtedness, initially the 6.90% Senior Debentures due 2038.  Pursuant to these covenants, the Company has agreed that it will not repay, redeem, or purchase the Debentures on or before May 15, 2067 and May 15, 2047 for Series A and Series B, respectively, unless, subject to certain limitations, the Company has received proceeds in specified amounts from the issuance of specified securities.  These covenants terminate in 2067 and 2047 for Series A and Series B, respectively, or earlier upon the occurrence of certain events, including an acceleration of the Debentures of the particular series due to the occurrence of an event of default.  An event of default, as defined by the supplemental indentures, includes default in the payment of interest or principal and bankruptcy proceedings.

A new $1.00 billion unsecured revolving credit facility, which replaced the Company’s primary credit facility covering short-term liquidity requirements, has an initial term of five years expiring in 2012 with two one year extensions that can be exercised in the first or second year of the facility upon approval of existing or replacement lenders providing more than two thirds of the commitments to lend.  This facility also contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  This facility has a financial covenant requiring the Company not exceed a 37.5% debt to capital resources ratio as defined in the agreement.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Company’s senior, unsecured, nonguaranteed long-term debt.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Allstate Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of June 30, 2007, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
July 31, 2007

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

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

Allstate continues to pursue a multifaceted strategy that is focused upon four key activities:  operational excellence, aggressive capital management, customer-centric products and services, and enterprise risk and return initiatives to capture incremental sources of profit.

HIGHLIGHTS

•             Net income increased 16.2% to $1.40 billion in the second quarter of 2007 from $1.21 billion in the second quarter of 2006, and 10.5% to $2.90 billion in the first six months of 2007 from $2.62 billion in the first six months of 2006.  Net income per diluted share increased 21.7% to $2.30 in the second quarter of 2007 from $1.89 in the second quarter of 2006, and 15.4% to $4.71 in the first six months of 2007 from $4.08 in the first six months of 2006.

•             Total revenues increased 6.5% to $9.46 billion in the second quarter of 2007 from $8.88 billion in the second quarter of 2006, and 4.6% to $18.79 billion in the first six months of 2007 from $17.96 billion in the first six months of 2006.

•             Realized capital gains on a pre-tax basis were $545 million in the second quarter of 2007 compared to realized capital losses of $48 million in the second quarter of 2006, and realized capital gains were $1.02 billion in the first six months of 2007 compared to $151 million in the first six months of 2006.

•             Book value per diluted share increased 12.2% to $36.39 as of June 30, 2007 compared to $32.43 as of June 30, 2006, decreased 0.4% compared to $36.54 as of March 31, 2007 and increased 4.4% compared to $34.84 as of December 31, 2006.

•             For the twelve months ended June 30, 2007, return on the average of beginning and ending period shareholders’ equity increased 15.1 points to 25.0% from 9.9% for the twelve months ended June 30, 2006.

•             Property-Liability premiums earned decreased 0.6% to $6.82 billion in the second quarter of 2007 from $6.86 billion in the second quarter of 2006, and 0.8% to $13.63 billion for the first six months of 2007 from $13.74 billion for the first six months of 2006.

•             The Property-Liability combined ratio was 87.6 in the second quarter of 2007 compared to 82.5 in the second quarter of 2006 and 86.1 in the first six months of 2007 compared to 82.2 in the first six months of 2006.

•             Allstate Financial net income increased $127 million to $200 million in the second quarter of 2007 from $73 million in the second quarter of 2006, and $183 million to $364 million in the first six months of 2007 compared to $181 million in the first six months of 2006.

•             Stock repurchases totaled $1.50 billion and $2.20 billion for the three months and six months ended June 30, 2007, respectively.  As of June 30, 2007, our $4.00 billion share repurchase program, which was increased from $3.00 billion in May 2007, had $1.59 billion remaining and is expected to be completed by March 31, 2008.  Share repurchases during the second quarter of 2007 included an accelerated stock repurchase agreement which commenced on June 27, 2007 and will settle the total shares repurchased in up to four months totaling $500 million.

•             In May 2007, we issued $1 billion of junior subordinated securities, the proceeds of which are being used in our share repurchase program.

CONSOLIDATED NET INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Revenues
Property-liability insurance premiums earned	$6,822	$6,860	$13,628	$13,736
Life and annuity premiums and contract charges	454	515	937	1,010
Net investment income	1,634	1,548	3,205	3,059
Realized capital gains and losses	545	(48)	1,016	151
Total revenues	9,455	8,875	18,786	17,956

Costs and expenses
Property-liability insurance claims and claims expense	(4,317)	(3,994)	(8,434)	(7,867)
Life and annuity contract benefits	(386)	(374)	(814)	(747)
Interest credited to contractholder funds	(673)	(652)	(1,322)	(1,272)
Amortization of deferred policy acquisition costs	(1,216)	(1,223)	(2,369)	(2,362)
Operating costs and expenses	(734)	(747)	(1,461)	(1,526)
Restructuring and related charges	(4)	(12)	(3)	(119)
Interest expense	(83)	(90)	(155)	(171)
Total costs and expenses	(7,413)	(7,092)	(14,558)	(14,064)

Gain (loss) on disposition of operations	2	(35)	2	(88)
Income tax expense	(641)	(541)	(1,332)	(1,182)
Net income	$1,403	$1,207	$2,898	$2,622

Property-Liability	$1,230	$1,164	$2,579	$2,485
Allstate Financial	200	73	364	181
Corporate and Other	(27)	(30)	(45)	(44)
Net income	$1,403	$1,207	$2,898	$2,622

PROPERTY-LIABILITY HIGHLIGHTS

•                  Premiums written decreased 1.9% to $6.94 billion in the second quarter of 2007 from $7.07 billion in the second quarter of 2006, and 1.8% to $13.55 billion in the first six months of 2007 from $13.80 billion in the first six months of 2006.  Allstate brand standard auto premiums written increased 2.1% to $3.96 billion in the second quarter of 2007 from $3.87 billion in the second quarter of 2006, and 2.3% to $8.01 billion in the first six months of 2007 from $7.83 billion in the first six months of 2006.  Allstate brand homeowners premiums written decreased 4.8% to $1.54 billion in the second quarter of 2007 from $1.62 billion in the second quarter of 2006, and 5.2% to $2.76 billion in the first six months of 2007 from $2.91 billion in the first six months of 2006.  Premiums written is an operating measure that is defined and reconciled to premiums earned on page 29.

•                  The impact of the cost of the catastrophe reinsurance program on premiums written totaled $231 million in the second quarter of 2007 compared to $114 million in the second quarter of 2006 and $447 million in the first six months of 2007 compared to $187 million in the first six months of 2006.  Excluding this cost, premiums written decreased 0.3% and increased 0.1% in the second quarter and first six months of 2007, respectively, when compared to the same periods of 2006.

•                  Premium operating measures and statistics contributing to the overall Allstate brand standard auto premiums written growth were the following:

•                  2.0% increase in policies in force (“PIF”) as of the second quarter of 2007 when compared to the second quarter of 2006

•                  4.8% decrease and 1.2% increase in new issued applications in the second quarter and first six months of 2007, respectively, when compared to the same periods of 2006

•                  0.3 point decline in the renewal ratio to 89.9% in the second quarter of 2007 compared to the second quarter of 2006, and 0.3 point decline in the renewal ratio to 89.8% in the first six months of 2007 compared to the first six months of 2006

•                  0.2% increase in the six month average premium to $421 in the second quarter of 2007, and the six month average premium for the first half of 2007 of $420 was comparable to the first six months of 2006

•                  Premium operating measures and statistics contributing to the overall Allstate brand homeowners premiums written decline were the following:

•                  1.4% decrease in PIF as of the second quarter of 2007 when compared to the second quarter of 2006

•                  16.5% and 14.3% decrease in new issued applications in the second quarter and first six months of 2007, respectively, when compared to the same periods of 2006

•                  0.2 point increase in the renewal ratio to 87.3% in the second quarter of 2007 compared to the second quarter of 2006, and 0.2 point decline in the renewal ratio to 86.9% in the first six months of 2007 compared to the first six months of 2006

•                  2.8% increase in the twelve month average premium to $851 in the second quarter of 2007, and 2.3% increase in the twelve month average premium in the first six months of 2007 to $849

•                  Standard auto property damage gross claim frequency (rate of claim occurrence) increased 2.3% and 3.5% in the second quarter and first six months of 2007, respectively, from the same periods of 2006, while bodily injury gross claim frequency decreased 2.2% and 1.6% in the second quarter and first six months of 2007, respectively, from the same periods of 2006.  Auto property damage and bodily injury paid severities (average cost per claim) increased 1.1% and 6.2%, respectively, in the second quarter of 2007, and 1.2% and 3.7%, respectively, in the first six months of 2007 from the same periods of 2006.  The Allstate brand standard auto loss ratio increased 0.4 points to 63.5 in the second quarter of 2007 from 63.1 in the second quarter of 2006, and 3.0 points to 63.6 in the first six months of 2007 from 60.6 in the first six months of 2006.

•                  Homeowner gross claim frequency excluding catastrophes increased 12.9% and 13.7% in the second quarter and first six months of 2007, respectively, from the same periods of 2006.  Homeowners paid severity, excluding catastrophes, increased 9.8% and 9.1% in the second quarter and first six months of 2007, respectively, from the same periods of 2006.  The Allstate brand homeowners loss ratio, which includes catastrophes, increased 20.5 points to 67.7 in the second quarter of 2007 from 47.2 in the second quarter of 2006, and 11.8 points to 61.4 in the first six months of 2007 from 49.6 in the first six months of 2006.

•                  Prior year favorable reserve reestimates in the second quarter of 2007 totaled $143 million compared to $355 million in the second quarter of 2006 and $272 million in the first six months of 2007 compared to $566 million in the first six months of 2006.

•                  Catastrophe losses in the second quarter of 2007 totaled $433 million compared to $255 million in the second quarter of 2006 and $594 million in the first six months of 2007 compared to $362 million in the first six months of 2006.  Impact of prior year reserve reestimates on catastrophe losses was $50 million and $44 million unfavorable in the second quarter and first six months of 2007, respectively, compared to a favorable impact of $123 million and $187 million in the second quarter and first six months of 2006, respectively.

•                  Underwriting income for Property-Liability was $845 million in the second quarter of 2007 compared to $1.20 billion in the second quarter of 2006 and $1.89 billion in the first six months of 2007 compared to $2.44 billion in the first six months of 2006.  Underwriting income, a measure that is not based on generally accepted accounting principles (“GAAP”), is defined below.

•                  Investments as of June 30, 2007 increased 5.6% from June 30, 2006 and net investment income increased 12.1% and 8.7% in the second quarter and first six months of 2007 when compared to the same periods of 2006.

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

Underwriting income (loss), a measure that is not based on GAAP and is reconciled to net income on page 28, is calculated as premiums earned, less claims and claims expense (“losses”), amortization of deferred policy acquisition costs (“DAC”), operating costs and expenses and restructuring and related charges, as determined using GAAP.  We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results.  It is also an integral component of incentive compensation.  It is useful for investors to evaluate the components of income separately and in the aggregate when reviewing performance.  Net income is the GAAP measure most directly comparable to underwriting income (loss).

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

•                  Expense ratio — the ratio of amortization of DAC, operating costs and expenses, and restructuring and related charges to premiums earned.

•                  Combined ratio — the ratio of claims and claims expense, amortization of DAC, operating costs and expenses, and restructuring and related charges to premiums earned.  The combined ratio is the sum of the loss ratio and the expense ratio.  The difference between 100% and the combined ratio represents underwriting income as a percentage of premiums earned.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratios)	2007	2006	2007	2006
Premiums written	$6,939	$7,074	$13,548	$13,799

Revenues
Premiums earned	$6,822	$6,860	$13,628	$13,736
Net investment income	517	461	1,008	927
Realized capital gains and losses	437	43	881	267
Total revenues	7,776	7,364	15,517	14,930

Costs and expenses
Claims and claims expense	(4,317)	(3,994)	(8,434)	(7,867)
Amortization of DAC	(1,032)	(1,030)	(2,056)	(2,049)
Operating costs and expenses	(623)	(628)	(1,243)	(1,280)
Restructuring and related charges	(5)	(9)	(4)	(99)
Total costs and expenses	(5,977)	(5,661)	(11,737)	(11,295)

Gain (loss) on disposition of operations	—	(1)	—	(1)
Income tax expense	(569)	(538)	(1,201)	(1,149)
Net income	$1,230	$1,164	$2,579	$2,485

Underwriting income	$845	$1,199	$1,891	$2,441
Net investment income	517	461	1,008	927
Income tax expense on operations	(415)	(525)	(890)	(1,057)
Realized capital gains and losses, after-tax	283	30	570	175
Gain (loss) on disposition of operations, after-tax	—	(1)	—	(1)
Net income	$1,230	$1,164	$2,579	$2,485

Catastrophe losses	$433	$255	$594	$362

GAAP operating ratios
Claims and claims expense ratio	63.3	58.2	61.9	57.3
Expense ratio	24.3	24.3	24.2	24.9
Combined ratio	87.6	82.5	86.1	82.2
Effect of catastrophe losses on combined ratio(1)	6.3	3.7	4.4	2.6
Effect of prior year reserve reestimates on combined ratio(1)	(2.1)	(5.2)	(2.0)	(4.1)
Effect of restructuring and related charges on combined ratio	0.1	0.1	—	0.7
Effect of Discontinued Lines and Coverages on combined ratio	0.1	0.1	(0.3)	0.1

(1)             Unfavorable reserve reestimates included in catastrophe losses totaled $50 million and $44 million in the three months and the six months ended June 30, 2007, respectively, compared to a favorable $123 million and $187 million in the three months and six months ended June 30, 2006, respectively.

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

A reconciliation of premiums written to premiums earned is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Premiums written:
Allstate Protection	$6,939	$7,073	$13,548	$13,798
Discontinued Lines and Coverages	—	1	—	1
Property-Liability premiums written	6,939	7,074	13,548	13,799
(Increase) decrease in unearned premiums(1)	(125)	(244)	78	(257)
Other (1)	8	30	2	194
Property-Liability premiums earned	$6,822	$6,860	$13,628	$13,736

Premiums earned:
Allstate Protection	$6,822	$6,859	$13,628	$13,734
Discontinued Lines and Coverages	—	1	—	2
Property-Liability	$6,822	$6,860	$13,628	$13,736

(1)             Six months ended June 30, 2006 includes the transfer at January 1, 2006 of $152 million in unearned premiums to Property-Liability related to the loan protection business previously managed by Allstate Financial.

ALLSTATE PROTECTION SEGMENT

Premiums written by brand are shown in the following tables.

	Three Months Ended June 30,
	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2007	2006	2007	2006	2007	2006
Standard auto	$3,956	$3,873	$297	$303	$4,253	$4,176
Non-standard auto	300	355	18	24	318	379
Auto	4,256	4,228	315	327	4,571	4,555
Homeowners	1,543	1,620	147	163	1,690	1,783
Other personal lines(1)	643	697	35	38	678	735
Total	$6,442	$6,545	$497	$528	$6,939	$7,073

	Six Months Ended June 30,
	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2007	2006	2007	2006	2007	2006
Standard auto	$8,007	$7,825	$563	$576	$8,570	$8,401
Non-standard auto	621	730	39	49	660	779
Auto	8,628	8,555	602	625	9,230	9,180
Homeowners	2,756	2,908	270	302	3,026	3,210
Other personal lines(1)	1,224	1,334	68	74	1,292	1,408
Total	$12,608	$12,797	$940	$1,001	$13,548	$13,798

(1)             Other personal lines include involuntary auto, commercial lines, condominium, renters and other personal lines.

Premiums earned by brand are shown in the following tables.

	Three Months Ended June 30,
	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2007	2006	2007	2006	2007	2006
Standard auto	$3,986	$3,880	$283	$290	$4,269	$4,170
Non-standard auto	316	371	20	24	336	395
Auto	4,302	4,251	303	314	4,605	4,565
Homeowners	1,437	1,460	139	150	1,576	1,610
Other personal lines	606	646	35	38	641	684
Total	$6,345	$6,357	$477	$502	$6,822	$6,859

	Six Months Ended June 30,
	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2007	2006	2007	2006	2007	2006
Standard auto	$7,937	$7,718	$567	$581	$8,504	$8,299
Non-standard auto	638	749	42	51	680	800
Auto	8,575	8,467	609	632	9,184	9,099
Homeowners	2,875	2,951	281	303	3,156	3,254
Other personal lines	1,217	1,302	71	79	1,288	1,381
Total	$12,667	$12,720	$961	$1,014	$13,628	$13,734

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

Allstate Protection continues to manage our property catastrophe exposure in order to provide our shareholders an acceptable return on the risks assumed in our property business and to reduce the variability of our earnings, while providing protection to our customers.  Property catastrophe exposure management  includes purchasing reinsurance in areas that have known exposure to hurricanes, earthquakes, fires following earthquakes and other catastrophes.  We continue to aggressively seek to cover our reinsurance cost in premium rates.  For detailed information on our catastrophe reinsurance programs see the Allstate Protection Reinsurance section of the MD&A.

Standard auto premiums written increased 1.8% to $4.25 billion in the three months ended June 30, 2007 from $4.18 billion in the same period of 2006 and 2.0% to $8.57 billion during the first six months of 2007 from $8.40 billion in the first six months of 2006.

Standard Auto	Allstate brand		Encompass brand
Three Months Ended June 30,	2007	2006	2007	2006
PIF (thousands)	18,271	17,910	1,103	1,143
Average premium- gross written(1)	$421	$420	$969	$987
Renewal ratio (%)(1)	89.9	90.2	73.8	77.7

Six Months Ended June 30,
PIF (thousands)	18,271	17,910	1,103	1,143
Average premium- gross written(1)	$420	$420	$972	$985
Renewal ratio (%)(1)	89.8	90.1	74.6	77.6

(1)             Policy term is six months for Allstate brand and twelve months for Encompass brand.

Allstate brand standard auto premiums written increased 2.1% to $3.96 billion in the second quarter of 2007 from $3.87 billion in the same period of 2006 and 2.3% to $8.01 billion during the first six months of 2007 from $7.83 billion in the first six months of 2006 due to increases in PIF.  The 2.0% increase in Allstate brand standard auto PIF as of June 30, 2007 as compared to June 30, 2006 was primarily the result of growth in policies available for renewal.

Allstate brand standard auto new issued applications are shown in the table below.  The decline in the second quarter of 2007 when compared to the same period of 2006 is primarily due to declines in Florida and California, partially offset by an increase in New Jersey. The key drivers of these fluctuations are competitive conditions and ancillary impacts from catastrophe management actions.

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Allstate brand standard auto
Hurricane exposure states(1)	252	265	(4.9)	521	520	0.2
California	75	81	(7.4)	161	162	(0.6)
All other states	152	157	(3.2)	323	311	3.9

Total new issued applications	479	503	(4.8)	1,005	993	1.2

(1)             Hurricane exposure states are Alabama, Connecticut, Delaware, Florida, Georgia, Louisiana, Maine, Maryland, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia and Washington, D.C.

Allstate brand standard auto average premium increased 0.2% for the three months ended June 30, 2007 compared to the same period of 2006.  Allstate brand standard auto average premium in the first six months of 2007 was comparable to the same period of 2006.  Standard auto average premium is impacted by rate changes, geographic and product shifts in the mix of business and changes in customer preferences.  The Allstate brand standard auto renewal ratio declined 0.3 points in the second quarter and first six months of 2007, respectively, compared to the same periods of 2006 due to competitive conditions.

Encompass brand standard auto premiums written decreased 2.0% to $297 million in the three months ended June 30, 2007 from $303 million in the same period of 2006 and 2.3% to $563 million during the first six months of 2007 from $576 million in the first six months of 2006 due to declines in PIF and average premium.  The 3.5% decline in Encompass brand standard auto PIF as of June 30, 2007 as compared to June 30, 2006 was due to a decline in the policies available to renew more than offsetting new business production.  The 12-month average premium decreased 1.8% for the three months ended June 30, 2007 and 1.3% in the first six months of 2007 compared to the same periods of 2006 due to a change in the mix of business to policies with basic coverages and fewer features resulting in lower average premium.

Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued in all locations.  The following table shows the net rate changes that were approved for standard auto during the three-month and six-month periods ended June 30, 2007 and 2006.  These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing new business in a state.

	Three Months Ended June 30,
	# of States		Countrywide(%) (1)		State Specific(%) (2)
	2007	2006	2007	2006	2007	2006
Allstate brand	9	10	0.4	(0.3)	5.9	(2.0)
Encompass brand	6	5	(0.2)	0.1	(0.8)	6.3

	Six Months Ended June 30,
	# of States		Countrywide(%) (1)		State Specific(%) (2)
	2007	2006	2007	2006	2007	2006
Allstate brand	15	14	0.8	(0.2)	3.8	(1.4)
Encompass brand	9	8	0.1	(0.7)	0.2	(5.4)

(1)             Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2007 and 2006, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)             Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2007 and 2006, respectively, as a percentage of total prior year-end premiums written in those states.

Non-standard auto premiums written decreased 16.1% to $318 million in the three months ended June 30, 2007 from $379 million in the same period of 2006 and 15.3% to $660 million during the first six months of 2007 from $779 million in the first six months of 2006.

Non-Standard Auto	Allstate brand		Encompass brand
Three Months Ended June 30,	2007	2006	2007	2006
PIF (thousands)	896	1,039	75	91
Average premium- gross written (six months)	$613	$617	$523	$539
Renewal ratio (%)	77.3	76.1	66.7	67.9

Six Months Ended June 30,
PIF (thousands)	896	1,039	75	91
Average premium- gross written (six months)	$613	$618	$522	$540
Renewal ratio (%)	76.9	76.0	66.2	66.9

Allstate brand non-standard auto premiums written decreased 15.5% to $300 million in the second quarter of 2007 from $355 million in the same period of 2006 and 14.9% to $621 million during the first six months of 2007 from $730 million in the first six months of 2006 due to declines in PIF and average premium.  For Allstate brand non-standard auto, our consumer-focused strategic initiative includes our new Allstate BlueSM product which is targeted toward consumers who prefer a recognized brand of insurance and want a long term relationship with their insurer.  Allstate Blue has been launched in six states as of June 30, 2007.

PIF decreased 13.8% as of June 30, 2007 compared to June 30, 2006 due to new business production insufficient to offset the inherently low renewal ratio in this business.    The average premium decreased 0.6% for the three months ended June 30, 2007 and 0.8% in the first six months of 2007 compared to the same periods of 2006 due to the impact of prior year rate decreases and a shift in the geographic mix of business.

Encompass brand non-standard auto premiums written decreased 25.0% to $18 million in the three months ended June 30, 2007 from $24 million in the same period of 2006 and 20.4% to $39 million during the first six months of 2007 from $49 million in the first six months of 2006, primarily due to declines in PIF and average premium.

Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued in all locations.  The following table shows the net rate changes that were approved for non-standard auto during the three-month and six-month periods ended June 30, 2007 and 2006.  These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing new business in a state.

	Three Months Ended June 30,
	# of States		Countrywide(%) (1)		State Specific(%) (2)
	2007	2006	2007	2006	2007	2006
Allstate brand	1	1	—	(1.0)	—	(9.0)
Encompass brand	7	1	8.1	0.2	14.6	8.9

	Six Months Ended June 30,
	# of States		Countrywide(%) (1)		State Specific(%) (2)
	2007	2006	2007	2006	2007	2006
Allstate brand	4	1	1.3	(1.0)	8.7	(9.0)
Encompass brand	7	1	8.1	0.2	14.6	8.9

(1)             Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2007 and 2006, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)             Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2007 and 2006, respectively, as a percentage of total prior year-end premiums written in those states.

Auto premiums written (standard and non-standard) increased 0.4% to $4.57 billion in the three months ended June 30, 2007 from $4.56 billion in the same period of 2006 and 0.5% to $9.23 billion during the first six months of 2007 from $9.18 billion in the first six months of 2006.

Auto	Allstate brand		Encompass brand
Three Months Ended June 30,	2007	2006	2007	2006
PIF (thousands)	19,167	18,949	1,178	1,234
Average premium- gross written	$430	$431	$921	$933
Renewal ratio (%)	89.3	89.3	73.0	76.4

Six Months Ended June 30,
PIF (thousands)	19,167	18,949	1,178	1,234
Average premium- gross written	$430	$431	$919	$928
Renewal ratio (%)	89.1	89.1	73.5	76.1

Allstate brand auto premiums written increased 0.7% to $4.26 billion in the three months ended June 30, 2007 from $4.23 billion in the same period of 2006 and 0.9% to $8.63 billion during the first six months of 2007 from $8.56 billion in the first six months of 2006 due to increases in PIF, partially offset by declines in average premium.  The 1.2% increase in Allstate brand auto PIF as of June 30, 2007 as compared to June 30, 2006 was the result of growth in policies available for renewal.  The Allstate brand auto average premium decreased 0.2% for the three months and six months ended June 30, 2007 compared to the same periods of 2006 due to declines in Allstate brand non-standard average premium partly offset by increases in Allstate brand standard auto average premium.

Encompass brand auto premiums written decreased 3.7% to $315 million in the three months ended June 30, 2007 from $327 million in the same period of 2006 and 3.7% to $602 million during the first six months of 2007 from $625 million in the first six months of 2006 due to declines in PIF and average premium.  The 4.5% decline in Encompass brand auto PIF as of June 30, 2007 compared to June 30, 2006 was due to a decline in policies available for renewal more than offsetting new business production.  Average premium (12-month for standard auto and six-month for non-standard) decreased 1.3% for the three months ended June 30, 2007 and 1.0% in the first six months of 2007 compared to the same periods of 2006, primarily due to a change in the mix of business to policies with basic coverages and fewer features resulting in lower average premium.

Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued in all locations.  The following table shows the net rate changes that were approved for auto during the three-month and six-month periods ended June 30, 2007 and 2006.  These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing new business in a state.

	Three Months Ended June 30,
	# of States		Countrywide(%) (1)		State Specific(%) (2)
	2007	2006	2007	2006	2007	2006
Allstate brand	10	10	0.4	(0.4)	5.9	(2.5)
Encompass brand	10	6	0.5	0.2	1.6	6.6

	Six Months Ended June 30,
	# of States		Countrywide(%) (1)		State Specific(%) (2)
	2007	2006	2007	2006	2007	2006
Allstate brand	16	14	0.8	(0.3)	4.1	(1.8)
Encompass brand	13	8	0.7	(0.6)	2.1	(5.1)

(1)             Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2007 and 2006, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)             Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2007 and 2006, respectively, as a percentage of total prior year-end premiums written in those states.

Homeowners premiums written decreased 5.2% to $1.69 billion in the three months ended June 30, 2007 from $1.78 billion in the same period of 2006 and 5.7% to $3.03 billion during the first six months of 2007 from $3.21 billion in the first six months of 2006.  Excluding the cost of catastrophe reinsurance, premiums written grew 0.3% and 1.1% in the second quarter and first six months of 2007, respectively, when compared to the same periods of 2006.

Homeowners	Allstate brand		Encompass brand
Three Months Ended June 30,	2007	2006	2007	2006
PIF (thousands)	7,730	7,843	506	539
Average premium- gross written (12 months)	$851	$828	$1,180	$1,125
Renewal ratio (%)	87.3	87.1	79.3	85.6

Six Months Ended June 30,
PIF (thousands)	7,730	7,843	506	539
Average premium- gross written (12 months)	$849	$830	$1,175	$1,128
Renewal ratio (%)	86.9	87.1	80.0	86.1

Allstate brand homeowners premiums written declined 4.8% to $1.54 billion in the second quarter of 2007 from $1.62 billion in the same period of 2006 and 5.2% to $2.76 billion in the first six months of 2007 from $2.91 billion in the first six months of 2006 due to increases in ceded reinsurance premiums and a 1.4% decline in PIF, partially offset by increases in average premium, reflecting increases to recover the cost of reinsurance.  Actions taken to manage our catastrophe exposure in areas with known exposure to hurricanes, earthquakes, fires following earthquakes and other catastrophes have had an impact on our new business writings for homeowners insurance, as demonstrated by the decline in Allstate brand homeowners new issued applications in the following table.

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Allstate brand homeowners
Hurricane exposure states(1)	101	127	(20.5)	198	241	(17.8)
California	11	14	(21.4)	22	30	(26.7)
All other states	110	125	(12.0)	211	232	(9.1)

Total new issued applications	222	266	(16.5)	431	503	(14.3)

(1)             Hurricane exposure states are Alabama, Connecticut, Delaware, Florida, Georgia, Louisiana, Maine, Maryland, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia and Washington, D.C.

PIF and renewal ratio will decline due to actions such as our decision to discontinue offering coverage by Allstate Floridian Insurance Company and its subsidiaries (“Allstate Floridian”) on approximately 120,000 property policies, as part of a renewal rights and reinsurance arrangement with Royal Palm Insurance Company (“Royal Palm”) entered into in 2006 (“Royal Palm 1”), and an additional 106,000 property policies under a renewal rights agreement with Royal Palm (“Royal Palm 2”).  Allstate Floridian plans to no longer offer coverage on the policies involved in Royal Palm 1 and Royal Palm 2, at which time Royal Palm may offer coverage to these policyholders.  The policies involved in Royal Palm 1 and Royal Palm 2 expired at a rate of 4% in the fourth quarter of 2006, 5% in the first quarter of 2007 and 27% in the second quarter of 2007, and are expected to expire at a rate of 27% in the third quarter of 2007, 22% in the fourth quarter of 2007, 14% in the first quarter of 2008 and 1% in the second quarter of 2008.

The Allstate brand homeowners average premium increased 2.8% for the three months ended June 30, 2007 and 2.3% in the first six months of 2007 compared to the same periods of 2006 primarily due to higher average renewal premiums related to increases in insured value and approved rate changes including those rates taken for our net cost of reinsurance.  The Allstate brand homeowners renewal ratio increased 0.2 points in the second quarter of 2007 compared to the same period of 2006.  The Allstate brand homeowners renewal ratio declined 0.2 points in the first six months of 2007 compared to the same period of 2006 primarily due to our catastrophe management actions.

Encompass brand homeowners premiums written decreased 9.8% to $147 million in the three months ended June 30, 2007 from $163 million in the same period of 2006 and 10.6% to $270 million during the first six months of 2007 from $302 million in the first six months of 2006 due to increases in ceded reinsurance and declines in PIF, partially offset by increases in average premium.  The 6.1% decline in Encompass brand homeowners PIF as of June 30, 2007 compared to June 30, 2006 was partially due to a decline in the renewal ratio of 6.3 and 6.1 points in the second quarter and first six months of 2007, respectively, from the same periods of 2006 primarily due to our catastrophe management actions in certain markets.  The 12 month average premium increased 4.9% for the three months ended June 30, 2007 and 4.2% in the first six months of 2007 compared to the same periods of 2006 due to rate actions taken during the first six months of the current and prior year and increases in insured value.

We continue to pursue rate changes for homeowners in all locations when indicated.  The following table shows the net rate changes that were approved for homeowners during the three-month and six-month periods ended June 30, 2007 and 2006, including rate changes approved based on our net cost of reinsurance.

	Three Months Ended June 30,
	# of States		Countrywide(%) (1)		State Specific(%) (2)
	2007	2006	2007	2006	2007	2006
Allstate brand	20	6	1.3	(0.4)	2.3	(1.1)
Encompass brand	17	5	(0.1)	0.6	(0.3)	9.1

	Six Months Ended June 30,
	# of States		Countrywide(%) (1)		State Specific(%) (2)
	2007	2006	2007	2006	2007	2006
Allstate brand	21	8	2.8	(0.1)	3.8	(0.3)
Encompass brand	21	9	1.8	0.7	3.7	8.2

(1)             Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2007 and 2006, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)             Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2007 and 2006, respectively, as a percentage of total prior year-end premiums written in those states.

Underwriting results are shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Premiums written	$6,939	$7,073	$13,548	$13,798
Premiums earned	$6,822	$6,859	$13,628	$13,734
Claims and claims expense	(4,314)	(3,987)	(8,473)	(7,855)
Amortization of DAC	(1,032)	(1,030)	(2,056)	(2,049)
Operating costs and expenses	(621)	(626)	(1,239)	(1,275)
Restructuring and related charges	(5)	(9)	(4)	(99)
Underwriting income	$850	$1,207	$1,856	$2,456
Catastrophe losses	$433	$255	$594	$362

Underwriting income by brand
Allstate brand	$782	$1,170	$1,724	$2,380
Encompass brand	68	37	132	76
Underwriting income	$850	$1,207	$1,856	$2,456

Allstate Protection’s underwriting income was $850 million during the three months ended June 30, 2007 compared to $1.21 billion in the same period of 2006.  For the six months ended June 30, 2007, Allstate Protection’s underwriting income was $1.86 billion compared to $2.46 billion for the first six months of 2006.  The decrease in both periods was primarily due to the higher cost of the expanded catastrophe reinsurance program and a net change in prior year catastrophe reserve reestimates.

Loss ratios are a measure of profitability.  Loss ratios by product, and expense and combined ratios by brand, are shown in the following table.  These ratios are defined on page 27.

	Three Months Ended June 30,				Six Months Ended June 30,
			Effect of Catastrophe Losses on the Loss Ratio				Effect of Catastrophe Losses on the Loss Ratio
	2007	2006	2007	2006	2007	2006	2007	2006
Allstate brand loss ratio:
Standard auto	63.5	63.1	1.3	1.6	63.6	60.6	0.8	0.8
Non-standard auto	59.2	55.0	0.6	0.8	59.7	56.9	0.3	0.3
Auto	63.2	62.4	1.3	1.6	63.3	60.2	0.8	0.8
Homeowners	67.7	47.2	21.6	12.3	61.4	49.6	15.0	9.7
Other personal lines	57.4	50.5	6.6	(2.3)	58.7	49.5	5.1	(2.3)

Total Allstate brand loss ratio	63.6	57.7	6.4	3.6	62.4	56.7	4.4	2.5
Allstate brand expense ratio	24.1	23.9			24.0	24.6
Allstate brand combined ratio	87.7	81.6			86.4	81.3

Encompass brand loss ratio:
Standard auto	57.2	63.1	0.7	(2.1)	61.0	64.2	0.5	(0.9)
Non-standard auto	80.0	87.5	—	—	78.6	80.4	—	—
Auto	58.8	65.0	0.7	(1.9)	62.2	65.5	0.5	(0.8)
Homeowners	55.4	57.3	16.5	18.7	52.3	56.8	10.7	13.9
Other personal lines	62.9	78.9	5.7	7.9	57.7	77.2	4.2	6.3

Total Encompass brand loss ratio	58.0	63.7	5.7	5.0	59.0	63.8	3.7	4.1
Encompass brand expense ratio	27.7	28.7			27.3	28.7
Encompass brand combined ratio	85.7	92.4			86.3	92.5

Total Allstate Protection loss ratio	63.2	58.1	6.3	3.7	62.2	57.2	4.4	2.6
Allstate Protection expense ratio	24.3	24.3			24.2	24.9
Allstate Protection combined ratio	87.5	82.4			86.4	82.1

Standard auto loss ratio for the Allstate brand increased 0.4 points in the three months ended June 30, 2007 and 3.0 points during the first six months of 2007 when compared to the same periods of 2006 due to lower favorable reserve reestimates related to prior years, and higher claim frequency and claim severity excluding catastrophes, partially offset by higher premiums earned.  Standard auto loss ratio for the Encompass brand decreased 5.9 points in the three months ended June 30, 2007 and 3.2 points during the first six months of 2007 when compared to the same periods of 2006 due to favorable reserve reestimates related to prior years.

Non-standard auto loss ratio for the Allstate brand increased 4.2 points in the three months ended June 30, 2007 and 2.8 points during the first six months of 2007 when compared to the same periods of 2006 due to higher claim severity excluding catastrophes and lower premiums earned.    Non-standard auto loss ratio for the Encompass brand decreased 7.5 points in the three months ended June 30, 2007 and 1.8 points during the first six months of 2007 when compared to the same periods of 2006.

Auto loss ratio for the Allstate brand increased 0.8 points in the three months ended June 30, 2007 and 3.1 points during the first six months of 2007 when compared to the same periods of 2006 due to lower favorable reserve reestimates related to prior years, and higher claim frequency and claim severity excluding catastrophes, partially offset by higher premiums earned.  Auto loss ratio for the Encompass brand decreased 6.2 points in the three months ended June 30, 2007 and 3.3 points during the first six months of 2007 when compared to the same periods of 2006 due to favorable reserve reestimates related to prior years.

Homeowners loss ratio for the Allstate brand increased 20.5 points in the three months ended June 30, 2007 and 11.8 points during the first six months of 2007 when compared to the same periods of 2006 with approximately half due to higher catastrophe losses, and the remainder due to the increased cost of the catastrophe reinsurance program, and higher claim frequency and claim severity excluding catastrophes.  Homeowners loss ratio for the Encompass brand decreased 1.9 points in the three months ended June 30, 2007 and 4.5 points during the first six months of 2007 when compared to the same periods of 2006 due to lower claim severities and lower catastrophe losses, partially offset by higher claim frequency, excluding catastrophes.

Expense ratio for Allstate Protection was comparable in the three months ended June 30, 2007 and decreased 0.7 points during the first six months of 2007 when compared to the same periods of 2006 primarily due to lower restructuring charges.

The impact of specific costs and expenses on the expense ratio are included in the following table.

	Three Months Ended June 30,
	Allstate brand		Encompass brand		Allstate Protection
	2007	2006	2007	2006	2007	2006

Amortization of DAC	14.8	14.6	20.0	19.7	15.1	15.0
Other costs and expenses	9.2	9.2	7.7	8.6	9.1	9.2
Restructuring and related charges	0.1	0.1	—	0.4	0.1	0.1
Total expense ratio	24.1	23.9	27.7	28.7	24.3	24.3

	Six Months Ended June 30,
	Allstate brand		Encompass brand		Allstate Protection
	2007	2006	2007	2006	2007	2006

Amortization of DAC	14.7	14.5	19.9	19.7	15.1	14.9
Other costs and expenses	9.3	9.3	7.4	8.6	9.1	9.3
Restructuring and related charges	—	0.8	—	0.4	—	0.7
Total expense ratio	24.0	24.6	27.3	28.7	24.2	24.9

Allstate Protection Reinsurance

We completed our 2007 catastrophe reinsurance program during the second quarter with the acquisition of additional coverage for hurricane catastrophe losses in New York, New Jersey and Connecticut (“North-East”) and four new agreements for our exposure in Florida.  The Florida component of the reinsurance program, which is described later in this document, is designed separately from the other components of the program to address the distinct needs of our separately capitalized legal entities in that state.

The North-East agreement provides coverage for Allstate Protection personal property and auto excess catastrophe losses in the states of New York, New Jersey and Connecticut for hurricane catastrophe losses, effective June 15, 2007 to June 8, 2010.  This agreement was placed with a recently formed Cayman Island insurance company, Willow Re Ltd., that had completed an offering to unrelated investors for principal at risk, variable market rate notes of $250 million to collateralize hurricane catastrophe losses covered by this agreement.  Amounts payable under the reinsurance agreement will be based on an index created by applying predetermined percentages representing our market share, to insured personal property and auto industry losses in the covered area as reported by Property Claim Services (“PCS”), a division of Insurance Services Offices, Inc., limited to our actual losses.  The North-East agreement covers 34% of $745 million, our estimated share of estimated modified personal property industry catastrophe losses between $9.2 billion and $13.5 billion, or 34% of our catastrophe losses between $1.6 billion (initial trigger) and $2.3 billion (exhaustion point) in the states of New York, New Jersey and Connecticut.  The North-East agreement provides that losses arising from the same occurrence but taking place in the three states may be combined to meet the agreement’s per occurrence retention and limit.

Four separate agreements have been entered into by Allstate Floridian for personal property excess catastrophe losses in Florida, effective June 1, 2007 for one year.  These agreements coordinate coverage with the Florida Hurricane Catastrophe Fund, including our elected participation in the optional temporary increase in coverage limit (“TICL”), (collectively “FHCF”).  We chose not to participate in the optional temporary emergency additional coverage option (“TEACO”) that is below the mandatory FHCF coverage.  The FHCF provides 90% reimbursement on qualifying Allstate Floridian property losses up to an estimated maximum of $868 million in excess of a retention of $170 million, including reimbursement of eligible loss adjustment expenses at 5%, for each of the two largest hurricanes and $57 million for all other hurricanes for the season beginning June 1, 2007.  Recoveries from the FHCF on policies included in our reinsurance agreements with Universal Insurance Company (“Universal”) and Royal Palm, respectively, are ceded to those companies in proportion to total losses qualifying for recovery.  In addition, certain recoveries from our four Florida reinsurance agreements attributable to policies reinsured under our reinsurance agreement with Royal Palm are remitted to Royal Palm in proportion to total losses qualifying for recovery.  The four agreements are listed and described below.

•                  FHCF Retention — provides coverage on $120 million of losses in excess of $50 million and is 80% placed, with one reinstatement of limit.

•                  FHCF Sliver — provides coverage on 10% co-participation of the FHCF payout, or $87 million and is 100% placed, with one reinstatement of limit.

•                  FHCF Back-up — provides coverage after the FHCF reimbursement protection is utilized on $868 million of losses in excess of $170 million and is 90% placed.

•                  FHCF Excess — provides coverage on $739 million of losses in excess of the FHCF Retention and the FHCF Back-up agreements and is 100% placed, with one reinstatement of limit.

The reinsurance agreements have been placed in the global reinsurance market, with all limits on our Florida program and the majority of limits on our other programs placed with reinsurers who currently have an A.M. Best insurance financial strength rating of A or better.  The remaining limits are placed with reinsurers who currently have an A.M. Best insurance financial strength rating no lower than A-, with four exceptions.  Two of the four exceptions have a Standard & Poor’s (“S&P”) rating of AA- and we have collateral for the entire contract limit exposure for the remaining two reinsurers which are not rated by either rating agency.

We estimate that the total annualized cost of all reinsurance programs during the 2007 hurricane season will be approximately $900 million per year or $225 million per quarter.  This is compared to a previous estimate of approximately $800 million per year for our total annualized cost during the 2006 hurricane season, or an estimated annualized cost increase of $100 million beginning June 1, 2007.  The increase is due to a greater amount of coverage purchased in Florida, the cost of the new North-East reinsurance agreement, and not going forward with the anticipated Royal Palm 2 reinsurance agreement.    However, partially offsetting this development on Royal Palm 2, we will be retaining the earned premium and underwriting results on the 106,000 policies until they expire.  For 2007, we estimate that the retained earned premium will be $86 million.  The total cost of our reinsurance programs during 2006 was $73 million in the first quarter, $114 million in the second quarter, $211 million in the third quarter and $209 million in the fourth quarter of 2006.  The cost during 2007 was $216 million in the first quarter and $231 million in the second quarter.

We continue to aggressively seek to cover our reinsurance cost in premium rates.  Rates currently effective reflect approximately 40% of the total cost of our reinsurance programs, and will be included in premiums written during 2007.  We expect rates will be in effect which will reflect approximately 45% of the total cost of these reinsurance programs by the end of 2007, and will be included in premiums written during 2008.  The percentage of rates expected to be in effect by the end of 2007 to total reinsurance cost declined from our prior estimate of 50% due to a higher cost of the catastrophe reinsurance program for the 2007 hurricane season and rate decreases taken in the second quarter of 2007 in Florida.

The terms, retentions and limits for Allstate’s additional catastrophe management reinsurance agreements, North-East and Allstate Floridian, as of June 30, 2007 are listed in the following table.

(in millions)	Effective Date	% Placed	Reinstatement	Retention	Per Occurrence Limit
North-East(1)	6/15/2007	34	1 limit over 36 month term	1,600	745

FHCF Retention(2)	6/1/2007	80	2 limits over 1-year term, prepaid	50	120

FHCF(3)	6/1/2007	90	Annual remeasurements with a first and second season coverage provision	170 for the 2 largest storms, 57 for all other storms	868

FHCF Sliver(4)	6/1/2007	100	2 limits over 1-year term, prepaid	170	10% co-participation of the FHCF recoveries estimated at $868, up to a limit of $87

FHCF Back-up(5)	6/1/2007	90	1 limit over 1-year term	Back-up for FHCF	868

FHCF Excess(6)	6/1/2007	100	2 limits over 1-year term, prepaid	In excess of the FHCF and FHCF Back-up agreements	739

(1)             North-East—This agreement is effective 6/15/2007 to 6/8/2010 and covers Allstate Protection personal property and auto excess catastrophe losses for hurricanes.  This agreement covers 34% of $745 million, our estimated share of estimated modified personal property industry catastrophe losses between $9.2 billion and $13.5 billion, or 34% of our catastrophe losses between $1.6 billion (initial trigger) and $2.3 billion (exhaustion point) in the states of New York, New Jersey and Connecticut. Qualifying losses under this agreement are also eligible to be ceded under the New York, New Jersey and Connecticut multi-year, New Jersey excess or the aggregate excess agreements.

(2)             FHCF Retention - provides coverage beginning 6/1/2007 for 1 year covering personal property excess catastrophe losses on policies written by Allstate Floridian, including policies remaining in force by Allstate Floridian and ceded to Royal Palm.  The preliminary reinsurance premium is subject to redetermination for exposure changes.

(3)             FHCF (Florida Hurricane Catastrophe Fund) — provides 90% reimbursement on qualifying personal property losses up to an estimated maximum per hurricane season, including policies remaining in force and underwritten by Allstate Floridian Insurance Company and Allstate Floridian Indemnity Company and ceded to Universal and Royal Palm.  Estimated limits and retentions are calculated for Allstate Floridian Insurance Company and each of its subsidiaries independently, and are subject to annual remeasurements based on 6/30 exposure data.  “Provisional retentions” are initial estimates subject to adjustment upward or downward to the actual retention which is determined based on the submitted exposures of all FHCF participants.  As of 6/1/2007, the limits provided are an estimated $640 million for Allstate Floridian Insurance Company, $168 million for Allstate Floridian Indemnity Company, $47 million for Encompass Floridian Insurance Company, and $13 million for Encompass Floridian Indemnity Company for a total of $868 million.  Provisional retentions for each of the Floridian companies are an estimated $125 million for Allstate Floridian Insurance Company, $33 million for Allstate Floridian Indemnity Company, $9 million for Encompass Floridian Insurance Company, and $3 million for Encompass Floridian Indemnity Company for a total of $170 million.

(4)             FHCF Sliver - provides coverage beginning 6/1/2007 for 1 year covering primarily excess catastrophe losses not reimbursed by the FHCF.  The provisional retention is $170 million and is subject to adjustment upward or downward to an actual retention that will equal the FHCF retention as respects business covered by this contract, including policies remaining in force by Allstate Floridian and ceded to Royal Palm. The preliminary reinsurance premium is subject to redetermination for exposure changes.

(5)             FHCF Back-up — provides coverage beginning 6/1/2007 for 1 year covering personal property excess catastrophe losses and is contiguous to the FHCF payout.  Coverage includes all in force policies.  Recoveries, with certain limitations, are shared with Royal Palm in proportion to total losses qualifying for recovery.  As the FHCF capacity is paid out, the retention on this agreement automatically adjusts to mirror the amount of the payout.   The preliminary reinsurance premium is subject to redetermination for exposure changes.

(6)             FHCF Excess - provides coverage beginning 6/1/2007 for 1 year covering excess catastrophe losses.  Coverage includes all in force policies.  Recoveries, with certain limitations, are shared with Royal Palm in proportion to total losses qualifying for recovery.  The retention on this agreement is designed to attach above and contiguous to the FHCF and FHCF Back-up. As the FHCF and the FHCF Back-up are paid out, the retention automatically adjusts to mirror the amount of the payout.  The preliminary reinsurance premium is subject to redetermination for exposure changes.

Highlights of certain other contract terms and conditions for the North-East and Allstate Floridian catastrophe management reinsurance agreements are listed in the following table.

	North-East	Allstate Floridian(1)
Business Reinsured	Personal Lines Property and Auto business	Personal Lines Property business

Location (s)	New York, New Jersey and Connecticut	Florida

Covered Losses	Hurricanes	Multi-peril — includes hurricanes and earthquakes

Brands Reinsured	Allstate Brand	Allstate Brand
	Encompass Brand	Encompass Brand

Exclusions, other than typical market negotiated exclusions	Terrorism Commercial	Automobile Terrorism Commercial

Loss Occurrence	Hurricane event — our market share of PCS’ estimated modified industry catastrophe losses	Sum of all qualifying losses for specific occurrences over 168 hours Windstorm related occurrences over 96 hours Riot related occurrences over 72 hours

Loss adjustment expenses included within ultimate net loss	12.5%	12.5%

(1)             Allstate Floridian information relates to the FHCF Retention, FHCF, FHCF Sliver, FHCF Back-up and FHCF Excess agreements.

Reserve reestimates

The tables below show net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2007 and 2006, and the effect of reestimates in each year.

(in millions)	January 1 Reserves
	2007	2006
Auto	$9,995	$10,460
Homeowners	2,226	3,675
Other personal lines	2,235	2,619
Total Allstate Protection	$14,456	$16,754

Allstate brand	$13,220	$15,423
Encompass brand	1,236	1,331
Total Allstate Protection	$14,456	$16,754

(in millions, except ratios)	Three Months Ended June 30,				Six Months Ended June 30,
	Reserve Reestimate(1)		Effect on Combined Ratio		Reserve Reestimate(1)		Effect on Combined Ratio
	2007	2006	2007	2006	2007	2006	2007	2006
Auto	$(146)	$(196)	(2.2)	(2.9)	$(212)	$(359)	(1.6)	(2.6)
Homeowners	25	(100)	0.4	(1.5)	22	(130)	0.2	(0.9)
Other lines	(26)	(65)	(0.4)	(0.9)	(44)	(89)	(0.3)	(0.7)
Total Allstate Protection	$(147)	$(361)	(2.2)	(5.3)	$(234)	$(578)	(1.7)	(4.2)

Allstate brand	$(113)	$(360)	(1.7)	(5.3)	$(192)	$(580)	(1.4)	(4.2)
Encompass brand	(34)	(1)	(0.5)	—	(42)	2	(0.3)	—
Total Allstate Protection	$(147)	$(361)	(2.2)	(5.3)	$(234)	$(578)	(1.7)	(4.2)

(1)   Favorable reserve reestimates are shown in parenthesis.

Favorable prior year reserve reestimates in the three months ended June 30, 2007 and first six months of 2007 totaled $147 million and $234 million, respectively, compared to $361 million and $578 million, respectively, in the same periods of prior year, resulting primarily from auto claim severity development that was better than anticipated in previous estimates.  The decline in favorable prior year reserve reestimates in the three months and six months ended June 30, 2007 compared to the same periods of 2006 were primarily due to catastrophe reserve reestimates.

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

Summarized underwriting results are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Premiums written	$—	$1	$—	$1

Premiums earned	$—	$1	$—	$2
Claims and claims expense	(3)	(7)	39	(12)
Operating costs and expenses	(2)	(2)	(4)	(5)
Underwriting (loss) income	$(5)	$(8)	$35	$(15)

Six months ended June 30, 2007 includes a $46 million reduction in the reinsurance recoverable valuation allowance related to Equitas Limited’s improved financial position as a result of its reinsurance coverage with National Indemnity Company.  The allowance for uncollectible reinsurance was $189 million and $235 million at June 30, 2007 and December 31, 2006, respectively.  These amounts represent 16.9% and 20.5%, respectively, of the related reinsurance recoverable balances.  Reserve reestimates are recorded in the reporting period in which they are determined.  We conduct an annual “ground-up” review in the third quarter of each year to evaluate and establish asbestos, environmental and other discontinued lines reserves.

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income increased 12.1% in the second quarter of 2007 and 8.7% in the first six months of 2007 when compared to the same periods of 2006.  These increases were principally due to portfolio growth and higher fixed income portfolio yield.

Net realized capital gains and losses, after-tax are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Investment write-downs	$(4)	$(10)	$(8)	$(14)
Dispositions	352	54	763	248
Valuation of derivative instruments	64	(29)	72	3
Settlements of derivative instruments	25	28	54	30
Realized capital gains and losses, pretax	437	43	881	267
Income tax expense	(154)	(13)	(311)	(92)
Realized capital gains and losses, after-tax	$283	$30	$570	$175

For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

•               Net income increased $127 million to $200 million in the second quarter of 2007 and $183 million to $364 million in the first six months of 2007 compared to the same periods in 2006.

•               Allstate Financial gross margin declined 11.5% to $502 million in the second quarter of 2007 and 10.6% to $980 million in the first six months of 2007 compared to the same periods of 2006.

•               Contractholder fund deposits totaled $2.74 billion and $5.19 billion for the second quarter and first six months of 2007, respectively, compared to $3.88 billion and $6.07 billion for the second quarter and first six months of 2006, respectively.

•               Investments as of June 30, 2007 increased 1.7% from June 30, 2006 and net investment income increased 2.7% and 3.6% in the second quarter and first six months of 2007, respectively, compared to the same periods of 2006.

•               Effective June 1, 2006, Allstate Financial disposed of substantially all of its variable annuity business through reinsurance with Prudential Financial Inc. (“Prudential”).  The following table presents the results of operations attributable to our variable annuity business for the period of 2006 prior to the disposition.

(in millions)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Favorable/(unfavorable)
Life and annuity premiums and contract charges	$61	$136
Net investment income	6	16
Periodic settlements and accruals on non-hedge derivative instruments(1)	—	1
Contract benefits	(1)	(12)
Interest credited to contractholder funds(2)	(8)	(21)
Gross margin(3)	58	120
Realized capital gains and losses	(1)	(9)
Amortization of DAC and DSI(2)	(44)	(47)
Operating costs and expenses	(18)	(43)
Loss on disposition of operations	(35)	(88)
Income from operations before income tax expense	$(40)	$(67)

Investment margin	$(2)	$(4)
Benefit margin	16	15
Contract charges and fees	44	109
Gross margin(3)	$58	$120

(1)             Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)             For purposes of calculating gross margin, amortization of deferred sales inducements (“DSI”) is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items.  Amortization of DSI for variable annuities totaled $3 million in both the second quarter and first six months of 2006.

(3)             Gross margin and its components are measures that are not based on GAAP.  Gross margin, investment margin and benefit margin are defined on pages 48, 50 and 51, respectively.

ALLSTATE FINANCIAL SEGMENT

Summarized financial data is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Revenues
Life and annuity premiums and contract charges	$454	$515	$937	$1,010
Net investment income	1,076	1,048	2,126	2,052
Realized capital gains and losses	104	(80)	127	(108)
Total revenues	1,634	1,483	3,190	2,954

Costs and expenses
Life and annuity contract benefits	(386)	(374)	(814)	(747)
Interest credited to contractholder funds	(673)	(652)	(1,322)	(1,272)
Amortization of DAC	(184)	(193)	(313)	(313)
Operating costs and expenses	(95)	(119)	(200)	(247)
Restructuring and related charges	1	(3)	1	(19)
Total costs and expenses	(1,337)	(1,341)	(2,648)	(2,598)

Gain (loss) on disposition of operations	2	(34)	2	(87)
Income tax expense	(99)	(35)	(180)	(88)
Net income	$200	$73	$364	$181

Investments at June 30			$77,113	$75,803

Life and annuity premiums and contract charges   Premiums represent revenues generated from traditional life, immediate annuities with life contingencies, accident and health and other insurance products that have significant mortality or morbidity risk.  Contract charges are revenues generated from interest-sensitive life, fixed annuities, institutional products and variable annuities for which deposits are classified as contractholder funds or separate accounts liabilities.  Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates.   As a result, changes in contractholder funds are considered in the evaluation of growth and as indicators of future levels of revenues.  Subsequent to the close of our reinsurance transaction with Prudential, variable annuity contract charges on the business subject to the transaction are fully reinsured to Prudential and presented net of reinsurance on the Condensed Consolidated Statements of Operations (see Note 5 to the Condensed Consolidated Financial Statements).

The following table summarizes life and annuity premiums and contract charges by product.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Premiums
Traditional life	$66	$75	$140	$139
Immediate annuities with life contingencies	52	69	129	118
Accident and health and other	92	81	183	163
Total premiums	210	225	452	420

Contract charges
Interest-sensitive life	224	210	447	417
Fixed annuities	19	19	37	36
Variable annuities	1	61	1	137
Total contract charges	244	290	485	590

Life and annuity premiums and contract charges	$454	$515	$937	$1,010

Total premiums declined 6.7% in the second quarter of 2007 compared to the second quarter of 2006 and increased 7.6% in the first six months of 2007 compared to the same period of 2006. The decline in the second quarter of 2007 was due primarily to lower sales of immediate annuities with life contingencies and traditional life products.  The increase in the first six months of 2007 was the result of higher sales of accident and health insurance products and immediate annuities with life contingencies.

Contract charges decreased 15.9% and 17.8% in the second quarter and first six months of 2007, respectively, compared to the same periods of 2006.  Excluding contract charges on variable annuities, substantially all of which are reinsured to Prudential effective June 1, 2006, contract charges increased 6.1% and 6.8% in the second quarter and first six months of 2007, respectively, compared to the same periods of 2006.  The increase in both periods was driven by higher contract charges on interest-sensitive life products resulting from growth of business in force.

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

The following table shows the changes in contractholder funds.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Contractholder funds, beginning balance	$62,472	$60,253	$62,031	$60,040

Deposits
Fixed annuities	880	2,016	1,576	3,217
Institutional products (funding agreements)	1,300	1,250	2,500	1,600
Interest-sensitive life	343	358	696	700
Variable annuity and life deposits allocated to fixed accounts	1	35	1	98
Bank and other deposits	213	218	416	457
Total deposits	2,737	3,877	5,189	6,072

Interest credited	674	664	1,332	1,301

Maturities, benefits, withdrawals and other adjustments
Maturities of institutional products	(1,243)	(559)	(1,995)	(1,263)
Benefits	(419)	(391)	(836)	(763)
Surrenders and partial withdrawals	(1,366)	(1,542)	(2,587)	(2,807)
Contract charges	(196)	(186)	(390)	(367)
Net transfers from (to) separate accounts	3	(62)	6	(145)
Fair value hedge adjustments	(17)	(2)	(34)	(20)
Other adjustments	(29)	(44)	(100)	(40)
Total maturities, benefits, withdrawals and other adjustments	(3,267)	(2,786)	(5,936)	(5,405)
Contractholder funds, ending balance	$62,616	$62,008	$62,616	$62,008

Contractholder funds increased 0.2% and 2.9% in the second quarters of 2007 and 2006, and increased 0.9% and 3.3% in the first six months of 2007 and 2006, respectively.  Average contractholder funds increased 2.3% and 2.1% in the second quarter and first six months of 2007, respectively, compared to the same periods in 2006.  This is compared to an increase in average contractholder funds of 4.8% and 6.2% in the second quarter and first six months of 2006, respectively, compared to the same periods in 2005.

Contractholder deposits declined 29.4% and 14.5% in the second quarter and first six months of 2007, respectively, compared to the same periods of 2006.  These declines were primarily due to lower deposits on fixed annuities partially offset by higher deposits on funding agreements.  Deferred fixed annuity deposits were $828 million and $1.45 billion (including indexed annuities) in the second quarter and first six months of 2007, respectively, a decrease of 57.4% and 52.3%, respectively, compared to the same periods in the prior year.  These declines are indicative of lower industry-wide fixed annuity sales and our strategy to raise new business returns on capital for these products.

Surrenders and partial withdrawals on deferred fixed annuities, interest-sensitive life products and Allstate Bank products decreased 11.4% and 7.8% in the second quarter and first six months of 2007, respectively, compared to the same periods of 2006.  Partially contributing to these declines is the absence in 2007 of surrenders and partial withdrawals related to the variable annuity business that was reinsured effective June 1, 2006.  Subsequent to the effective date of that transaction, the net change in contractholder funds attributable to the reinsured variable annuity business is included as a component of the other adjustments line in the table above.  Excluding variable annuities, the annualized surrender and partial withdrawal rate, based on the beginning of period contractholder funds, was 11.7% and 12.9% for the first six months of 2007 and 2006, respectively.

Net investment income increased 2.7% in the second quarter and 3.6% in the first six months of 2007 compared to the same periods of 2006.  The increase in both periods was primarily driven by increased investment yields and higher average portfolio balances.  The higher portfolio yields were primarily due to increased yields on floating rate instruments and, to a lesser extent, improved yields on fixed rate assets. For certain products, the yield changes on our floating rate instruments are primarily offset by changes in crediting rates to our floating rate contractholders resulting in minimal impact on our gross margin.  Higher average portfolio balances resulted primarily from the investment of operating cash flows.

Net income analysis is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Life and annuity premiums and contract charges	$454	$515	$937	$1,010
Net investment income	1,076	1,048	2,126	2,052
Periodic settlements and accruals on non-hedge derivative instruments(1)	12	14	24	30
Contract benefits	(386)	(374)	(814)	(747)
Interest credited to contractholder funds(2)	(654)	(636)	(1,293)	(1,249)
Gross margin	502	567	980	1,096

Amortization of DAC and DSI(2)(3)	(180)	(205)	(319)	(374)
Operating costs and expenses	(95)	(119)	(200)	(247)
Restructuring and related charges	1	(3)	1	(19)
Income tax expense	(74)	(80)	(152)	(152)
Realized capital gains and losses, after-tax	67	(52)	82	(70)
DAC and DSI amortization relating to realized capital gains and losses, after-tax(3)	(15)	(3)	(15)	24
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(7)	(9)	(15)	(19)
Gain (loss) on disposition of operations, after-tax	1	(23)	2	(58)
Net income	$200	$73	$364	$181

(1)             Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)             For purposes of calculating gross margin, amortization of DSI is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items.  Amortization of DSI totaled $(19) million and $(16) million in the three months ended June 30, 2007 and 2006, respectively, and $(29) million and $(23) million in the first six months of 2007 and 2006, respectively.

(3)             Amortization of DAC and DSI relating to realized capital gains and losses is analyzed separately because realized capital gains and losses may vary significantly between periods and obscure trends in our business.  Amortization of DAC and DSI relating to realized capital gains and losses, pretax, was $(23) million and $(4) million in the second quarter of 2007 and 2006, respectively, and was $(23) million and $38 million in the first six months of 2007 and 2006, respectively.

Gross margin, a non-GAAP measure, is comprised of life and annuity premiums and contract charges, and net investment income, less contract benefits and interest credited to contractholder funds excluding amortization of DSI.  Gross margin also includes periodic settlements and accruals on certain non-hedge derivative instruments (see additional discussion under “investment margin”).  Gross margin is a component of our evaluation of the profitability of Allstate Financial’s life insurance and financial product portfolio.  Gross margin is comprised of three components that are utilized to further analyze the business: investment margin, benefit margin, and contract charges and fees.  We use gross margin to evaluate the performance of the business.  We believe gross margin and its components are also useful to investors because they allow for the evaluation of income components separately and in the aggregate when reviewing performance.  This actuarial analysis, which is commonly employed throughout the life insurance industry, measures the difference between product premiums and accrued policy benefits and between net investment income and both interest credited to contractholder funds and insurance reserves.  It reveals the integrity and propriety of the pricing assumptions and financial performance.  Additionally, for many of our products, including fixed annuities, variable life, and interest-sensitive life insurance, the amortization of DAC and DSI is determined based on actual and expected gross margin. Variability of our results may be caused by this amortization which may be the result of gross margin variability.  The analysis of gross margin and its components separately and in the aggregate provide transparency to our results of operations.  Gross margin, investment margin and benefit margin should not be considered as a substitute for net income and do not reflect the overall profitability of the business.  Net income is the GAAP measure that is most directly comparable to these margins.  Gross margin is best considered in its context as a component of net income and is presented as such and is reconciled to Allstate Financial’s GAAP net income in the table above.

The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

	Three Months Ended June 30,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in millions)	2007	2006	2007	2006	2007	2006	2007	2006
Life and annuity premiums	$—	$—	$210	$225	$—	$—	$210	$225
Contract charges	—	—	159	167	85	123	244	290
Net investment income	1,076	1,048	—	—	—	—	1,076	1,048
Periodic settlements and accruals on non-hedge derivative instruments(1)	12	14	—	—	—	—	12	14
Contract benefits	(139)	(134)	(247)	(240)	—	—	(386)	(374)
Interest credited to contractholder funds(2)	(654)	(636)	—	—	—	—	(654)	(636)
	$295	$292	$122	$152	$85	$123	$502	$567

	Six Months Ended June 30,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in millions)	2007	2006	2007	2006	2007	2006	2007	2006
Life and annuity premiums	$—	$—	$452	$420	$—	$—	$452	$420
Contract charges	—	—	318	328	167	262	485	590
Net investment income	2,126	2,052	—	—	—	—	2,126	2,052
Periodic settlements and accruals on non-hedge derivative instruments(1)	24	30	—	—	—	—	24	30
Contract benefits	(276)	(266)	(538)	(481)	—	—	(814)	(747)
Interest credited to contractholder funds(2)	(1,293)	(1,249)	—	—	—	—	(1,293)	(1,249)
	$581	$567	$232	$267	$167	$262	$980	$1,096

(1)             Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)             For purposes of calculating gross margin, amortization of DSI is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items.  Amortization of DSI totaled $(19) million and $(16) million in the second quarter of 2007 and 2006, respectively, and $(29) million and $(23) million in the first six months of 2007 and 2006, respectively.

The decreases in gross margin of 11.5% in the second quarter of 2007 and 10.6% in the first six months of 2007 compared to the same periods of 2006 were significantly impacted by the absence in 2007 of gross margin on variable annuities that are reinsured effective June 1, 2006.   Excluding the impact of the reinsured variable annuity business, gross margin declined 1.4% in the second quarter and increased 0.4% in the first six months of 2007.  The slight decline in gross margin in the second quarter of 2007, excluding the impact of the reinsured variable annuity business, was the result of lower benefit margin partially offset by higher contract charges and fees.  The modest increase in gross margin in the first six months of 2007, excluding the impact of the reinsured variable annuity business, was attributable to higher contract charges and fees as well as investment margin, partially offset by lower benefit margin.

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

Investment margin by product group is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Annuities	$204	$206	$396	$391
Life insurance	60	49	118	105
Institutional products	28	34	62	64
Bank and other	3	3	5	7
Total investment margin	$295	$292	$581	$567

Investment margin increased 1.0% in the second quarter of 2007 and 2.5% in the first six months of 2007 compared to the same periods of 2006. The increase in both periods was primarily due to modest growth in contractholder funds and slight increases in weighted average investment spreads on the product portfolios.

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2007	2006	2007	2006	2007	2006
Interest-sensitive life	6.1%	6.2%	4.7%	4.8%	1.4%	1.4%
Deferred fixed annuities	5.8	5.8	3.7	3.7	2.1	2.1
Immediate fixed annuities with and without life contingencies	7.1	7.2	6.6	6.6	0.5	0.6
Institutional products	6.0	6.0	5.1	5.0	0.9	1.0
Investments supporting capital, traditional life and other products	6.1	6.3	N/A	N/A	N/A	N/A

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the six months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2007	2006	2007	2006	2007	2006
Interest-sensitive life	6.1%	6.2%	4.6%	4.7%	1.5%	1.5%
Deferred fixed annuities	5.7	5.7	3.7	3.7	2.0	2.0
Immediate fixed annuities with and without life contingencies	7.1	7.2	6.6	6.6	0.5	0.6
Institutional products	6.0	5.8	5.1	4.8	0.9	1.0
Investments supporting capital, traditional life and other products	5.8	5.9	N/A	N/A	N/A	N/A

The following table summarizes the liabilities for these contracts and policies.

	As of June 30,
(in millions)	2007	2006
Immediate fixed annuities with life contingencies	$8,247	$8,000
Other life contingent contracts and other	4,428	4,151
Reserve for life-contingent contract benefits	$12,675	$12,151

Interest-sensitive life	$9,334	$9,065
Deferred fixed annuities	35,038	34,982
Immediate fixed annuities without life contingencies	3,822	3,714
Institutional products	13,301	13,067
Allstate Bank	737	811
Market value adjustments related to derivative instruments and other	384	369
Contractholder funds	$62,616	$62,008

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

Benefit margin by product group is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Life insurance	$128	$156	$246	$285
Annuities	(6)	(4)	(14)	(18)
Total benefit margin	$122	$152	$232	$267

Benefit margin declined 19.7% in the second quarter of 2007 and 13.1% in the first six months of 2007 compared to the same periods of 2006.  The decline in both periods was mostly the result of the absence in 2007 of benefit margin on the reinsured variable annuity business, litigation related costs in the form of additional policy benefits and less favorable life mortality in 2007, compared to exceptionally favorable mortality in the second quarter of 2006, including a favorable impact related to the lapse of certain interest-sensitive life contracts.

Amortization of DAC and DSI, excluding amortization related to realized capital gains and losses, declined 12.2% in the second quarter of 2007 and 14.7% in the first six months of 2007 compared to the same periods of 2006 due to the absence of amortization in 2007 on the variable annuity business that was reinsured effective June 1, 2006.  Excluding the impact of the reinsured variable annuity business and amortization related to realized capital gains and losses, DAC and DSI amortization increased 11.8% and 7.8% in the second quarter and first six months of 2007, respectively, compared to the same periods in the prior year.  The increase in both periods was primarily the result of improved benefit margin on certain interest-sensitive life contracts.  DAC and DSI amortization related to realized capital gains and losses, after-tax, reflected a charge to income of $15 million and $3 million in the second quarter of 2007 and 2006, respectively, and reflected a charge to income of $15 million in the first six months of 2007 and a credit to income of $24 million in the first six months of 2006.   The impact of realized capital gains and losses on amortization of DAC and DSI is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

DAC and DSI were reduced by $726 million and $70 million, respectively, in 2006 as a result of the disposition of substantially all of Allstate Financial’s variable annuity business.

Operating costs and expenses declined 20.2% and 19.0% in the second quarter of 2007 and first six months of 2007, respectively, compared to the same periods of 2006.  The following table summarizes operating costs and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Non-deferrable acquisition costs	$39	$48	$81	$99
Other operating costs and expenses	56	71	119	148
Total operating costs and expenses	$95	$119	$200	$247

Restructuring and related charges	$(1)	$3	$(1)	$19

The decline in total operating costs and expenses in the second quarter and first six months of 2007 compared to the same periods of 2006 was due to the absence of expenses in 2007 related to the variable annuity business reinsured effective June 1, 2006.  For the second quarter of 2006, $9 million of expenses relating to the reinsured variable annuity business was included in both non-deferrable acquisition costs and other operating costs.  For the first six months of 2006, non-deferrable acquisition costs and other operating costs and expenses included $19 million and $24 million, respectively, of expenses relating to the reinsured variable annuity business.

Restructuring and related charges for the first six months of 2006 reflect costs related to the Voluntary Termination Offer.

Net realized capital gains and losses are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Investment write-downs	$(4)	$(4)	$(5)	$(9)
Dispositions	(49)	(75)	(14)	(151)
Valuation of derivative instruments	135	(22)	115	14
Settlement of derivative instruments	22	21	31	38
Realized capital gains and losses, pretax	104	(80)	127	(108)
Income tax (expense) benefit	(37)	28	(45)	38
Realized capital gains and losses, after-tax	$67	$(52)	$82	$(70)

For further discussion of realized capital gains and losses, see the Investments section of MD&A.

INVESTMENTS

An important component of our financial results is the return on our investment portfolios.  Investment portfolios are segmented between the Property-Liability, Allstate Financial and Corporate and Other operations.  The investment portfolios are managed based upon the nature of each respective business and its corresponding liability structure.  The composition of the investment portfolios at June 30, 2007 is presented in the table below.

	Property-Liability		Allstate Financial(3)		Corporate and Other(3)		Total
(in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities(1)	$32,490	77.1%	$63,830	82.8%	$1,586	53.0%	$97,906	80.1%
Equity securities(2)	6,778	16.1	859	1.1	89	3.0	7,726	6.3
Mortgage loans	721	1.7	9,212	11.9	—	—	9,933	8.1
Short-term	2,152	5.1	1,306	1.7	1,317	44.0	4,775	3.9
Other	21	—	1,906	2.5	—	—	1,927	1.6
Total	$42,162	100.0%	$77,113	100.0%	$2,992	100.0%	$122,267	100.0%

(1)             Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $32.17 billion, $63.20 billion and $1.50 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2)             Equity securities are carried at fair value.  Cost basis for these securities was $5.19 billion, $848 million, and $89 million for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(3)             Balances reflect the elimination of related party investments between Allstate Financial and Corporate and Other.

Total investments increased to $122.27 billion at June 30, 2007 from $119.76 billion at December 31, 2006, primarily due to positive cash flows from operating activities, including increased funds associated with securities lending and securities sold with the agreement to repurchase, partially offset by decreased net unrealized gains on fixed income and equity securities.

The Property-Liability investment portfolio increased to $42.16 billion at June 30, 2007, from $41.66 billion at December 31, 2006, primarily due to positive cash flows from operating activities and the repayment of the $500 million intercompany note by Allstate Life Insurance Company (“ALIC”) to its parent, Allstate Insurance Company (“AIC”), which was issued in December 2006, partially offset by dividends paid to The Allstate Corporation.

The Allstate Financial investment portfolio increased to $77.11 billion at June 30, 2007, from $75.95 billion at December 31, 2006, primarily due to positive cash flows from operating activities, including increased funds associated with securities lending and securities sold with the agreement to repurchase, partially offset by decreased net unrealized gains on fixed income securities and the repayment of ALIC’s intercompany note to its parent, AIC.

The Corporate and Other investment portfolio increased to $2.99 billion at June 30, 2007, from $2.14 billion at December 31, 2006, primarily due to dividends received from AIC and the proceeds from the $1 billion of junior subordinated securities issued in May 2007, partially offset by cash flows used in financing activities.

Total investments at amortized cost related to collateral received in connection with securities lending business activities, funds received in connection with securities repurchase agreements, and collateral posted by counterparties related to derivative transactions increased to $5.49 billion at June 30, 2007 from $4.14 billion at December 31, 2006.

Fixed income securities by type are listed in the table below.

	June 30, 2007	% to Total Investments	December 31, 2006	% to Total Investments
(in millions)
U.S. government and agencies	$3,948	3.2%	$4,033	3.4%
Municipal	25,160	20.6	25,608	21.4
Corporate	40,434	33.1	40,825	34.1
Asset-backed securities	10,210	8.4	9,211	7.7
Commercial mortgage-backed securities	8,427	6.9	7,837	6.5
Mortgaged-backed securities	7,082	5.8	7,916	6.6
Foreign government	2,591	2.1	2,818	2.4
Redeemable preferred stock	54	—	72	—
Total fixed income securities	$97,906	80.1%	$98,320	82.1%

At June 30, 2007, 94.1% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from S&P’s, Fitch or Dominion or a rating of aaa, aa, a, or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

Certain of our asset-backed securities and mortgage-backed securities are collateralized by residential mortgage loans that are characterized by borrowers of differing levels of creditworthiness: U.S. agency, prime, Alt-A and sub-prime.  Included in the following table are our asset-backed and mortgage-backed securities categorized by type of collateral.   Also included are ratings, based on the lower of Moody’s or S&P, and the percent to our total investments.

(in millions)	Aaa	Aa	A	Baa	Ba or lower	June 30, 2007	% to Total Investments
Asset-backed securities
Asset-backed securities collateralized by sub-prime residential mortgage loans:
Sub-prime residential mortgage-backed securities (“sub-prime RMBS”)	72.9%	19.9%	7.2%	—	—	$4,761	3.9%
Asset-backed collateralized debt obligations (“ABS CDOs”)	58.5	26.8	12.6	2.1	—	157	0.1
Total asset-backed securities collateralized by sub-prime residential mortgage loans						4,918	4.0

Other collateralized debt obligations	33.0	26.5	27.6	9.1	3.8	2,212	1.9
Other asset-backed securities	73.1	3.8	11.1	9.1	2.9	3,080	2.5
Total Asset-backed securities						$10,210	8.4%

Mortgage-backed securities
U.S. Agency	100.0	—	—	—	—	$4,390	3.6%
Prime	96.3	3.7	—	—	—	1,446	1.2
Alt-A	92.4	5.6	2.0	—	—	1,223	1.0
Other	76.3	23.7	—	—	—	23	—
Total Mortgage-backed securities						$7,082	5.8%

Our exposure to residential mortgage loans, excluding U.S. Agency and prime loans, are comprised of sub-prime RMBS, which can be first liens at fixed or variable rates or second liens (ours being mostly insured), ABS CDOs, and Alt-A mortgage-backed securities at fixed or variable rates.  Our practice for acquiring and monitoring sub-prime RMBS and Alt-A mortgage-backed securities takes into consideration the quality of the originator, quality of the servicer, security credit rating, underlying characteristics of the mortgages, borrower characteristics, level of credit enhancement in the transaction, and bond insurer strength, where applicable.  All of our sub-prime RMBS and Alt-A securities are rated investment grade; $988 million are insured; and the originators and servicers of the underlying mortgage loans are primarily subsidiaries of large banks and broker/dealers, or other investment grade entities.  Based on our analysis and the seniority of our securities’ claim on the underlying collateral, we currently expect to receive all payments on these securities in accordance with their original contractual terms.  These securities are structured to experience losses according to the seniority level of each tranche, with the least senior tranche taking the first loss. There have not been any downgrades in the ratings of these securities since June 30, 2007, and we currently do not anticipate significant downgrades in this portfolio.

The following table presents additional information about our sub-prime RMBS portfolio including a summary by first and second lien collateral.

(in millions)	Aaa	Aa	A	Baa	June 30, 2007	% to Total Investments
Sub-prime RMBS
First lien sub-prime RMBS:
Fixed rate(1)					$1,332	1.1%
Variable rate(1)					2,349	1.9
Total first lien sub-prime RMBS	66.0%	24.7%	9.2%	0.1%	3,681	3.0
Second lien sub-prime RMBS:
Insured					774	0.6
Other					306	0.3
Total second lien sub-prime RMBS	96.5	3.3	0.2	—	1,080	0.9
Total sub-prime RMBS					$4,761	3.9%

(1)   Fixed rate and variable rate refer to the primary interest rate characteristics of the underlying mortgages at the time of issuance.

The sub-prime RMBS portfolio includes securities that are collateralized by mortgage loans issued in the United States to borrowers that cannot qualify for prime or alternative financing terms due in part to an impaired or limited credit history.  The sub-prime RMBS portfolio also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit profile.  As of June 30, 2007, the sub-prime RMBS portfolio had net unrealized losses of $37 million, which were comprised of $4 million of unrealized gains and $41 million of unrealized losses.  $988 million or 28.4% of the Aaa securities are insured by 6 bond insurers.

The sub-prime RMBS portfolio included $2.87 billion or 60.3% of securities that were issued during 2006 and 2007.  At June 30, 2007, 86.3% of these securities were rated Aaa, 11.7% were rated Aa, 1.9% were rated A and 0.1% were rated Baa, and $737 million or 29.7% of the Aaa securities are insured.  The expected weighted average life of our 2006 and 2007 sub-prime RMBS portfolio was estimated to be approximately 3 to 3.5 years at origination.

ABS CDOs are securities collateralized by a variety of residential mortgage-backed and other securities, which may include sub-prime RMBS.  As of June 30, 2007, this portfolio had unrealized losses of $7 million.

Our other collateralized debt obligations consist of securitized investments to portfolios collateralized primarily by corporate credit, including both investment grade and high yield corporate credits. Our other asset-backed securities consist primarily of securitized investments to portfolios of credit cards, auto loans, student loans and other consumer and corporate obligations.

Our Alt-A mortgage-backed securities include securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but who do not qualify for prime financing terms due to high loan-to-value ratios and/or limited supporting documentation. At June 30, 2007, the Alt-A portfolio had net unrealized losses of $5 million, which were comprised of $2 million of unrealized gains and $7 million of unrealized losses. $596 million or 48.7% of these securities were issued during 2006 and 2007.

The following table presents information about the collateral in our Alt-A holdings.

(in millions)	Aaa	Aa	A	June 30, 2007	% to Total Investments
Alt-A
Fixed rate				$656	0.5%
Variable rate				567	0.5
Total Alt-A	92.4%	5.6%	2.0%	$1,223	1.0%

Included in our equity securities are alternative investments of $2.04 billion, or 1.7% of total investments, at June 30, 2007.  This balance has increased 25.5% since December 31, 2006.  Alternative investments primarily are limited partnership investments that have exposure to private equity, real estate and hedge funds.  Net investment income and realized capital gains for the second quarter and first six months of 2007 reflect the benefits of an ongoing strategic asset allocation process, part of which has favored these investments in recent years.   Net investment income on alternative investments was $87 million in the three months and $156 million in the six months ended June 30, 2007, an increase of 80.6% and 38.5%, respectively, compared to the same periods in the prior year.

The unrealized net capital gains on fixed income and equity securities at June 30, 2007 were $2.64 billion, a decrease of $1.66 billion or 38.6% since December 31, 2006.  The net unrealized gain for the fixed income portfolio totaled $1.04 billion, comprised of $2.26 billion of unrealized gains and $1.22 billion of unrealized losses at June 30, 2007.  This is compared to a net unrealized gain for the fixed income portfolio totaling $2.54 billion at December 31, 2006, comprised of $3.17 billion of unrealized gains and $627 million of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at June 30, 2007, $1.15 billion or 94.5% were related to investment grade securities and are believed to be primarily a result of rising interest rates.  Of the remaining $67 million of unrealized losses in the fixed income portfolio, $56 million or 83.6% were in the corporate fixed income portfolio and were primarily comprised of securities in the consumer goods, financial services, communications, capital goods and utilities sectors.  The gross unrealized losses in these sectors were primarily company specific and interest rate related.

The net unrealized gain for the equity portfolio totaled $1.60 billion, comprised of $1.61 billion of unrealized gains and $15 million of unrealized losses at June 30, 2007.  This is compared to a net unrealized gain for the equity portfolio totaling $1.75 billion at December 31, 2006, comprised of $1.77 billion of unrealized gains and $20 million of unrealized losses.  Within the equity portfolio, the losses were primarily concentrated in the consumer goods, financial services, and real estate sectors.  The unrealized losses in these sectors were company and sector specific.

Our portfolio monitoring process identifies and evaluates, on a case-by-case basis, fixed income and equity securities whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost for fixed income securities or cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults.  The securities identified, and other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. We also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery as a result of approved programs involving the disposition of investments such as changes in duration, revisions to strategic asset allocations and liquidity actions, as well as certain dispositions anticipated by portfolio managers.  All securities in an unrealized loss position at June 30, 2007 were included in our portfolio monitoring process for determining which declines in value were not other-than-temporary.

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

The following table summarizes problem, restructured and potential problem fixed income securities.

(in millions)	June 30, 2007			December 31, 2006
	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$43	$55	0.1%	$65	$84	0.1%
Restructured	35	36	—	33	33	—
Potential problem	96	105	0.1	139	149	0.2
Total net carrying value	$174	$196	0.2%	$237	$266	0.3%
Cumulative write- downs recognized(1)	$284			$298

(1)             Cumulative write-downs recognized only reflects write-downs related to securities within the problem, potential problem and restructured categories.

We have experienced a decrease in the amortized cost of fixed income securities categorized as problem and potential problem as of June 30, 2007 compared to December 31, 2006.  The decrease was primarily due to dispositions.

We also evaluated each of these securities through our portfolio monitoring process at June 30, 2007 and recorded write-downs if appropriate.  We further concluded that any remaining unrealized losses on these securities were temporary in nature and that we have the intent and ability to hold the security until recovery.  While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

Net Investment Income  The following table presents net investment income for the three months and six months ended June 30.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Fixed income securities	$1,394	$1,341	$2,761	$2,649
Equity securities(1)	120	79	217	166
Mortgage loans	146	137	289	271
Other	87	89	160	156
Investment income, before expense	1,747	1,646	3,427	3,242
Investment expense	(113)	(98)	(222)	(183)
Net investment income	$1,634	$1,548	$3,205	$3,059

(1) Net investment income from partnership interests	$87	$46	$156	$111

Net investment income increased 5.6% and 4.8% in the three months and six months ended June 30, 2007 as compared to the same periods in the prior year.

Net Realized Capital Gains and Losses  The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Investment write-downs	$(8)	$(14)	$(13)	$(23)
Dispositions	307	(32)	757	89
Valuation of derivative instruments	199	(51)	187	17
Settlement of derivative instruments	47	49	85	68
Realized capital gains and losses, pretax	545	(48)	1,016	151
Income tax (expense) benefit	(193)	19	(359)	(51)
Realized capital gains and losses, after-tax	$352	$(29)	$657	$100

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

 In the second quarter of 2007, we recognized $71 million of losses related to a change in our intent to hold certain securities with unrealized losses in the Property-Liability and Allstate Financial segments until they recover in value.  The change in our intent is primarily related to strategic asset allocation decisions and ongoing comprehensive reviews of our portfolios.  We identified $2.82 billion of securities which we did not have the intent to hold until recovery.

Realized gains on dispositions in the second quarter and first six months of 2007 primarily related to a reallocation of equity securities in the Property-Liability portfolio totaling $365 million and $752 million, respectively.

The improvement in realized capital gains and losses relating to the valuation of derivative instruments in the second quarter and first six months of 2007 compared to the same periods in the prior year was primarily the result of equity market fluctuations.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

(in millions)	June 30, 2007	December 31, 2006
Common stock, retained income and other shareholders’ equity items	$21,133	$20,855
Accumulated other comprehensive income	427	991
Total shareholders’ equity	21,560	21,846
Debt	5,641	4,662
Total capital resources	$27,201	$26,508

Ratio of debt to shareholders’ equity	26.2%	21.3%
Ratio of debt to capital resources	20.7%	17.6%

Shareholders’ equity declined in the first six months of 2007, due to share repurchases, decreases in unrealized net capital gains on investments and dividends paid to shareholders, partially offset by net income.  As of June 30, 2007, our $4.00 billion share repurchase program, which commenced in November 2006, had $1.59 billion remaining and is expected to be completed by March 31, 2008. The current $4.00 billion program was increased from $3.00 billion in May 2007, reflecting the amount of proceeds received from our issuance of $1.00 billion of junior subordinated securities as described below.  Share repurchases during the second quarter of 2007 included an accelerated stock repurchase agreement which commenced on June 27, 2007 and will settle the total shares repurchased in up to four months totaling $500 million.  Our accelerated stock repurchase program will be completed using available funds including the issuance of $1 billion of junior subordinated securities during the second quarter of 2007.

Debt increased in the first six months 2007, due to increases in long-term debt and decreases in short term debt.  In May 2007, we issued $500,000,000 of Series A 6.50% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 and $500,000,000 of Series B 6.125% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (together the “Debentures”), utilizing the registration statement filed with the Securities and Exchange Commission (“SEC”) in May 2006.  These securities will be treated in part as equity by Moody’s and S&P in their assessment of the Company’s credit rating.  Series A will be considered 100% equity by S&P until 2037, and 75% equity by Moody’s until 2017 and 50% equity until 2037.  Series B will be considered 100% and 75% equity by S&P and Moody’s, respectively, until 2017.  For further information on the issuance, see Note 11 to the Condensed Consolidated Financial Statements.

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

Liquidity Sources and Uses  The following table summarizes consolidated cash flow activities by business unit for the first six months ended June 30.

(in millions)	Property-Liability(1)		Allstate Financial(1)		Corporate and Other(1)		Consolidated
	2007	2006	2007	2006	2007	2006	2007	2006
Net cash provided by (used in):
Operating activities	$1,192	$722	$1,276	$1,341	$126	$4	$2,594	$2,067
Investing activities	196	(501)	(482)	(2,076)	(844)	680	(1,130)	(1,897)
Financing activities	65	(336)	(387)	1,001	(1,200)	(682)	(1,522)	(17)
Net (decrease) increase in consolidated cash							$(58)	$153

(1)             Business unit cash flows reflect the elimination of intersegment dividends and borrowings.

Property-Liability  Higher cash provided by operating activities for Property-Liability in the first six months of 2007, compared to the first six months of 2006 was primarily due to lower claim payments in the current year.

Cash flows provided by investing activities increased in the first six months of 2007, compared to the first six months of 2006 primarily due to increased sales of equity securities.

Cash flows were provided by financing activities in the first six months of 2007 compared to being used in the financing activities in the prior year due to the repayment of short-term debt.

Allstate Financial  Lower operating cash flows for Allstate Financial in the first six months of 2007, compared to the first six months of 2006, were primarily related to the absence in 2007 of contract charges on the reinsured variable annuity business, higher income tax payments, and increased policy and contract benefit payments, partially offset by lower operating and capitalized acquisition expenses, an increase in investment income and higher premiums received.

Decreased cash flows used in investing activities were due to an unfavorable change in cash flows from financing activities as well as lower net cash provided by operating activities. Also, cash flows used in investing activities in the prior year include the settlement of the disposal of substantially all of our variable annuity business.

Cash flows used in financing activities increased in the first six months of 2007 compared to the first six months of 2006 primarily due to decreased contractholder fund deposits and increases in contractholder surrenders and withdrawals.  For quantification of the changes in contractholder funds, see the Allstate Financial Segment section of the MD&A.

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

The sources of liquidity for The Allstate Corporation include but are not limited to dividends from AIC and $1.77 billion of investments at Kennett Capital at June 30, 2007.

We have access to additional borrowing to support liquidity as follows:

•               A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of June 30, 2007, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance fluctuates daily.

•               Our new $1.00 billion unsecured revolving credit facility, which replaced our primary credit facility covering short-term liquidity requirements, has an initial term of five years expiring in 2012 with two one year extensions that can be exercised in the first or second year of the facility upon approval of existing or replacement lenders providing more than two thirds of the commitments to lend.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  This facility has a financial covenant requiring that we not exceed a 37.5% debt to capital resources ratio as defined in the agreement.  This ratio at June 30, 2007 was 16.9%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under this line of credit during the first six months of 2007. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.  A universal shelf registration statement was filed with the SEC in May 2006.  We can use it to issue an unspecified amount of debt securities, common stock (including 312 million shares of treasury stock as of June 30, 2007), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of subsidiaries.  The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

As described in Note 1, in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), at June 30, 2007, the total liability for net unrecognized tax benefits was $61 million.  We believe it is reasonably possible that the liability balance will not significantly increase or decrease within the next 12 months.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended June 30, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our analysis and the seniority of our securities’ claim on the underlying collateral, we currently expect to receive all payments on our sub-prime RMBS and Alt-A mortgage-backed securities portfolio in accordance with their original contractual terms. We currently do not anticipate significant downgrades in this portfolio.

On an ongoing basis, rating agencies review ratings of these securities and could downgrade or change their outlook due to, for example, a change in their ratings methodology and surveillance procedures, a perceived increase in the risk of default related to housing fundamentals or other developments that have a negative impact on the quality of the underlying mortgages.  We believe that our practices for acquiring and monitoring these securities, which include consideration of the security’s rating, provide us with information sufficient to forecast our expected receipt of payments.  We continually review information about these securities as it becomes known and may revise our payment outlook based on information such as a particular issuer’s ability to meet their contractual obligations, housing delinquencies or loss trends.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 - April 30, 2007	4,694,717	$61.7216	4,208,700	$1.8 billion
May 1, 2007 - May 31, 2007	5,437,207	$62.2783	5,429,275	$2.5 billion
June 1, 2007 - June 30, 2007	14,699,033	$61.4176	14,693,423	$1.6 billion
Total	24,830,957	$61.6635	24,331,398

(1)             In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors.  The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

April: 486,017
May:  7,932
June:  5,610

(2)             Repurchases under our programs are, from time to time, executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

On October 18, 2006, Allstate announced the approval of a new share repurchase program for $3.00 billion.

Consistent with the announcement on April 18, 2007, Allstate increased the program to $4.00 billion following the issuance of $1.00 billion of junior subordinated securities.  The program is expected to be completed by March 31, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

On May 15, 2007, Allstate held its annual meeting of stockholders.  Thirteen board nominees for director were elected for terms expiring at the 2008 annual meeting of stockholders.  In addition, the stockholders ratified the appointment of Deloitte & Touche LLP as Allstate’s independent registered public accountant for 2007, and approved the Amendments to the Restated Certificate of Incorporation to eliminate the supermajority vote requirements.

Election of Directors.

Nominee	Votes for	Votes Withheld	Votes Abstained
F. Duane Ackerman	514,568,641	5,202,438	4,856,910
James G. Andress	507,311,084	11,922,090	5,398,955
Robert D. Beyer	514,557,727	5,170,344	4,904,369
W. James Farrell	499,085,775	20,455,964	5,090,701
Jack M. Greenberg	506,668,445	12,810,799	5,153,196
Ronald T. LeMay	513,072,064	6,568,019	4,992,357
Edward M. Liddy	514,694,818	4,779,250	5,158,372
J. Christopher Reyes	515,545,122	4,094,658	4,992,660
H. John Riley, Jr.	499,295,384	20,393,054	4,944,002
Joshua I. Smith	515,190,391	4,382,533	5,058,477
Judith A. Sprieser	512,000,663	7,456,980	5,173,759
Mary Alice Taylor	513,572,348	5,971,567	5,087,488
Thomas J. Wilson	515,549,660	4,142,623	4,939,118

Ratification of Appointment of Deloitte & Touche LLP as Allstate’s Independent Registered Public Accountant for 2007.

Votes For	Votes Against	Votes Abstained
514,465,767	5,760,142	4,405,492

Approve the Amendments to the Restated Certificate of Incorporation to Eliminate the Supermajority Vote Requirements.

Votes For	Votes Against	Votes Abstained
512,849,946	5,792,719	5,988,162

Item 5.   Other Information

The Company is entering into indemnification agreements with each member of its Board of Directors.  The first of these agreements was executed on July 27, 2007.  Consistent with the indemnification rights provided to directors under the Company’s bylaws, the indemnification agreements provide that the Company will indemnify each director who is made a party to any proceeding by reason of the fact that such person is a director.  The agreements provide that the Company will indemnify each such director against liabilities, expenses, judgments, fines, penalties, excise taxes or penalties assessed with respect to any employee benefit plan, and amounts paid in settlement to the fullest extent permitted by law.  In addition, among other things, the indemnification agreements extend indemnification rights to spouses of the directors; provide indemnification to cover expenses of serving as a witness in certain proceedings; establish procedures for determining the right to indemnification and deadlines for the payment of indemnification; establish procedures for requesting advances of expenses incurred in certain proceedings and deadlines for the advancement of expenses; and allocate expenses incurred under the agreement.  The form of indemnification agreement, attached hereto as Exhibit 10.2, is incorporated herein by reference.  This information would otherwise have been reported during the third fiscal quarter of 2007 on a current report on Form 8-K under the heading “Item 1.01 Entry into a Material Definitive Agreement.”

Item 6.   Exhibits

Section 1350          Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

August 1, 2007	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation; incorporated herein by reference to Exhibit 3(i) to the Registrant’s current report on Form 8-K filed May 18, 2007.

4

Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

10.1	Credit Agreement dated May 8, 2007, incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed May 9, 2007.

10.2	Form of Indemnification Agreement between the Registrant and Director

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated July 31, 2007, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1