Form 10-Q
period 2007-09-30
ALLSTATE CORP
filed 2007-10-31
CIK 899051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of October 26, 2007, the registrant had 570,716,454 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
($ in millions, except per share data)	(Unaudited)		(Unaudited)

Revenues
Property-liability insurance premiums earned	$6,819	$6,801	$20,447	$20,537
Life and annuity premiums and contract charges	449	444	1,386	1,454
Net investment income	1,603	1,554	4,808	4,613
Realized capital gains and losses	121	(61)	1,137	90
	8,992	8,738	27,778	26,694

Costs and expenses
Property-liability insurance claims and claims expense	4,509	4,012	12,943	11,879
Life and annuity contract benefits	371	388	1,185	1,135
Interest credited to contractholder funds	685	667	2,007	1,939
Amortization of deferred policy acquisition costs	1,170	1,160	3,539	3,522
Operating costs and expenses	785	726	2,246	2,252
Restructuring and related charges	2	52	5	171
Interest expense	90	90	245	261
	7,612	7,095	22,170	21,159

Gain (loss) on disposition of operations	6	(1)	8	(89)

Income from operations before income tax expense	1,386	1,642	5,616	5,446

Income tax expense	408	484	1,740	1,666

Net income	$978	$1,158	$3,876	$3,780

Earnings per share:

Net income per share - Basic	$1.70	$1.84	$6.45	$5.95

Weighted average shares - Basic	581.1	629.0	600.5	635.4

Net income per share - Diluted	$1.70	$1.83	$6.41	$5.91

Weighted average shares - Diluted	585.1	633.9	605.1	639.9

Cash dividends declared per share	$0.38	$0.35	$1.14	$1.05

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
($ in millions, except par value data)	2007	2006
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $96,063 and $95,780)	$97,169	$98,320
Equity securities, at fair value (cost $6,301 and $6,026)	7,811	7,777
Mortgage loans	10,473	9,467
Short-term	3,869	2,430
Other	1,807	1,763
Total investments	121,129	119,757

Cash	307	443
Premium installment receivables, net	4,973	4,789
Deferred policy acquisition costs	5,662	5,332
Reinsurance recoverables, net	5,873	5,827
Accrued investment income	1,184	1,062
Deferred income taxes	528	224
Property and equipment, net	1,060	1,010
Goodwill	825	825
Other assets	1,969	2,111
Separate Accounts	15,863	16,174
Total assets	$159,373	$157,554

Liabilities
Reserve for property-liability insurance claims and claims expense	$18,791	$18,866
Reserve for life-contingent contract benefits	12,899	12,786
Contractholder funds	62,741	62,031
Unearned premiums	10,623	10,427
Claim payments outstanding	805	717
Other liabilities and accrued expenses	10,377	10,045
Short-term debt	—	12
Long-term debt	5,640	4,650
Separate Accounts	15,863	16,174
Total liabilities	137,739	135,708

Commitments and Contingent Liabilities (Note 7)

Shareholders’ Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 574 million and 622 million shares outstanding	9	9
Additional capital paid-in	3,032	2,939
Retained income	32,252	29,070
Deferred ESOP expense	(68)	(72)
Treasury stock, at cost (326 million and 278 million shares)	(14,001)	(11,091)

Accumulated other comprehensive income:
Unrealized net capital gains and losses	1,376	2,074
Unrealized foreign currency translation adjustments	74	26
Net funded status of pension and other postretirement benefit obligation	(1,040)	(1,109)
Total accumulated other comprehensive income	410	991
Total shareholders’ equity	21,634	21,846
Total liabilities and shareholders’ equity	$159,373	$157,554

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
($ in millions)	2007	2006
	(Unaudited)

Cash flows from operating activities
Net income	$3,876	$3,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(189)	(156)
Realized capital gains and losses	(1,137)	(90)
(Gain) loss on disposition of operations	(8)	89
Interest credited to contractholder funds	2,007	1,939
Changes in:
Policy benefits and other insurance reserves	(219)	(3,061)
Unearned premiums	147	373
Deferred policy acquisition costs	(2)	(251)
Premium installment receivables, net	(159)	(199)
Reinsurance recoverables, net	(246)	796
Income taxes payable	7	455
Other operating assets and liabilities	41	(30)
Net cash provided by operating activities	4,118	3,645

Cash flows from investing activities
Proceeds from sales
Fixed income securities	18,581	18,654
Equity securities	6,766	3,375
Investment collections
Fixed income securities	4,334	3,598
Mortgage loans	1,349	1,390
Investment purchases
Fixed income securities	(21,996)	(23,868)
Equity securities	(5,973)	(4,042)
Mortgage loans	(2,332)	(1,722)
Change in short-term investments, net	(1,547)	658
Change in other investments, net	105	(90)
Dispositions of operations	6	(812)
Purchases of property and equipment, net	(212)	(108)
Net cash used in investing activities	(919)	(2,967)

Cash flows from financing activities
Change in short-term debt, net	(12)	(413)
Proceeds from issuance of long-term debt	987	644
Repayment of long-term debt	(9)	(19)
Contractholder fund deposits	7,081	8,137
Contractholder fund withdrawals	(7,859)	(7,402)
Dividends paid	(680)	(653)
Treasury stock purchases	(3,025)	(1,259)
Shares reissued under equity incentive plans, net	103	150
Excess tax benefits from share-based payment arrangements	28	30
Other	51	121
Net cash used in financing activities	(3,335)	(664)

Net (decrease) increase in cash	(136)	14
Cash at beginning of period	443	313
Cash at end of period	$307	$327

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

The condensed consolidated financial statements and notes as of September 30, 2007, and for the three-month and nine-month periods ended September 30, 2007 and 2006 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2007 presentation, certain amounts in the prior year condensed consolidated financial statements and notes have been reclassified.

Adopted accounting standards

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”)

In October 2005, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 05-1. SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those set forth in Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a feature or coverage within an existing contract. In February 2007, the AICPA issued Technical Practice Aids (“TPAs”) that provide interpretive guidance to be used in applying SOP 05-1. The Company adopted the provisions of SOP 05-1 on January 1, 2007 for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption resulted in a $9 million after-tax reduction to retained income to reflect the impact on estimated future gross profits from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral under SOP 05-1 and a reduction of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) balances of $13 million pre-tax as of January 1, 2007. The ongoing effects of SOP 05-1 are not expected to have a material impact on the Company’s results of operations or financial position.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”)

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, which permits the fair value remeasurement at the date of adoption of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under paragraph 12 or 13 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133 (“SFAS No. 133”); establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain embedded derivatives requiring bifurcation; and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The Company adopted the provisions of SFAS No. 155 on January 1, 2007, which were effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of the first fiscal year beginning after September 15, 2006. The Company elected not to remeasure existing hybrid financial instruments that contained embedded derivatives requiring bifurcation at the date of adoption pursuant to paragraph 12 or 13 of SFAS No. 133. The adoption of SFAS No. 155 did not have a material effect on the results of operations or financial position of the Company.

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

The liability for net unrecognized tax benefits at January 1, 2007 was $48 million. The liability balance for unrecognized tax benefits increased to $61 million at September 30, 2007, primarily due to the receipt during the second quarter of a tax refund of $11 million related to prior years’ tax returns. This liability represents an accrual relating to uncertain income tax positions the Company has taken or expects to take on its tax returns. The Company believes it is reasonably possible that the liability balance will be reduced by $61 million within the next 12 months with the resolution of an outstanding issue resulting from the Internal Revenue Service (“IRS”) examination of the 2003 and 2004 tax years.

The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. During the nine months ended September 30, 2007, the balance of interest expense accrued with respect to unrecognized tax benefits increased to $7 million from a receivable balance of $9 million at January 1, 2007, primarily due to the receipt of interest income accrued on the $11 million tax refund received during the second quarter. No amounts have been accrued for penalties.

The IRS has completed its examination of the Company’s federal income tax returns for 2003—2004 and the case is under consideration at the IRS Appeals Office. The Company’s tax years prior to 2003 have been examined by the IRS and the statute of limitations has expired on those years.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”)

SFAS No. 158 requires recognition in the statements of financial position of the over or underfunded status of defined pension and other postretirement plans, measured as the difference between the fair value of plan assets and the projected benefit obligation (“PBO”) for the pension plans and the accumulated postretirement benefit obligation (“APBO”) for other postretirement benefit plans. This effectively requires the recognition of all previously unrecognized actuarial gains and losses and prior service costs as a component of accumulated other comprehensive income, net of tax. In addition, SFAS No. 158 requires: on a prospective basis, the actuarial gains and losses and the prior service costs and credits that arise during any reporting period, but are not recognized net of tax as components of net periodic benefit cost, be recognized as a component of other comprehensive income; that the measurement date of the plans be the same as the statements of financial position; and that disclosure in the notes to the financial statements include the anticipated impact on the net periodic benefit cost of the actuarial gains and losses and the prior service costs and credits previously deferred and recognized, net of tax, as a component of other comprehensive income. Guidance relating to the measurement date of the plans is effective for the years ending after December 15, 2008. Retrospective application of this standard was not permitted. SFAS No. 158 had no impact on the Company’s results of operations or cash flows. The financial statement impact of adoption, including the inter-related impact on the minimum pension liability, was a decrease in shareholders’ equity of $1.11 billion at December 31, 2006.

Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”)

In September 2006, the SEC issued SAB 108 to eliminate the diversity of practice in the process by which misstatements are quantified for purposes of assessing their materiality in the financial statements. SAB 108 is intended to eliminate the potential build up of improper amounts on the balance sheet due to limitations of certain methods of materiality assessments utilized in current practice. SAB 108 establishes a single quantification framework wherein the significance determination is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. On December 31, 2006, the Company adopted the provisions of SAB 108 which were effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have any effect on the results of operations or financial position of the Company.

FASB Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1”)

FSP FAS 115-1 nullifies the guidance in paragraphs 10-18 of Emerging Issues Task Force Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and references existing other-than-temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent income recognition for impaired debt securities. The Company adopted FSP FAS 115-1 as of January 1, 2006 on a prospective basis. The effects of adoption did not have a material effect on the results of operations or financial position of the Company.

SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”)

SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise not required. The Company adopted SFAS No. 154 on January 1, 2006. The adoption of SFAS No. 154 did not have any effect on the results of operations or financial position of the Company.

SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”)

SFAS No. 123R revises SFAS No. 123 “Accounting for Stock-based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all share-based payment transactions to be accounted for using a fair value based method to recognize the cost of awards over the period in which the requisite service is rendered. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective application method for adoption. The adoption impacts of SFAS No. 123R, which included the recognition of compensation expense related to options with a four year vesting requirement that were granted in 2002  and not fully vested on January 1, 2006, were not material to the results of operations or financial position of the Company. The Company previously adopted the expense provisions of SFAS No. 123 for awards granted or modified subsequent to January 1, 2003, which also did not have a material effect on the results of operations or financial position of the Company.

FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP FAS 123R-3”)

FSP FAS 123R-3 provided companies an option to elect an alternative calculation method for determining the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R. SFAS No. 123R requires companies to calculate the pool of excess tax benefits as the net excess tax benefits that would have qualified as such had the Company adopted SFAS No. 123 for recognition purposes when first effective in 1995. FSP FAS 123R-3 provided an alternative calculation based on actual increases to additional paid-in capital related to tax benefits from share-based compensation subsequent to the effective date of SFAS No. 123, less the tax on the cumulative incremental compensation costs the Company included in its pro forma net income disclosures as if the Company had applied the fair-value method to all awards, less the share-based compensation costs included in net income as reported. In conjunction with its adoption of SFAS No. 123R on January 1, 2006, the Company elected the alternative transition method described in FSP FAS 123R-3. The effect of the transition calculation did not have a material effect on the results of operations or financial position of the Company.

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

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159 which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and financial liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement alternatives for similar types of financial assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of the impacts of a reporting entity’s decision to use fair value on its earnings and requires entities to display, on the face of the statement of financial position, the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied, which have yet to be determined by the Company.

SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide, Investment Companies (“the Guide”) and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”)

In June 2007, the AICPA issued SOP 07-1. Upon adoption of the SOP, the Company must also adopt the provisions of FASB Staff Position No. FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies”, which permanently exempts investment companies from applying the provisions of Interpretation 46(R) to investments carried at fair value. SOP 07-1 provides guidance for determining whether an entity falls within the scope of the Guide and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company. In certain circumstances, SOP 07-1 precludes retention of specialized accounting for investment companies (i.e. fair value accounting), when similar direct investments exist in the consolidated group and are measured on a basis inconsistent with that applied to investment companies. Additionally, SOP 07-1 precludes retention of specialized accounting for investment companies if the reporting entity does not distinguish, through documented policies, the nature and type of investments to be held in the investment companies from those made in the consolidated group where other accounting guidance is being applied. SOP 07-1 was to be effective for fiscal years beginning on or after December 15, 2007, however the FASB voted in October 2007 to delay the effective date. A revised effective date for SOP 07-1 is not yet available. The Company is assessing the current and future implications of this standard on its results of operations and financial position.

FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”)

In April 2007, the FASB issued FSP FIN 39-1, which amends FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”. FSP FIN 39-1 replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” and requires a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The effects of applying FSP FIN 39-1 will be recorded as a change in accounting principle through retrospective application. The adoption of FSP FIN 39-1 is not expected to have a material impact on the Company’s results of operations or financial position based on the current level of derivative activity.

2.  Earnings per share

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on weighted average number of common and dilutive potential common shares outstanding. For Allstate, dilutive potential common shares consist of outstanding stock options and restricted stock units.

The computation of basic and diluted earnings per share is presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data)	2007	2006	2007	2006

Numerator:
Net income (loss)	$978	$1,158	$3,876	$3,780

Denominator:
Weighted average common shares outstanding	581.1	629.0	600.5	635.4
Effect of potential dilutive securities:
Stock options	2.2	3.5	2.8	3.2
Unvested restricted stock units	1.8	1.4	1.8	1.3
Weighted average common and dilutive potential common shares outstanding	585.1	633.9	605.1	639.9

Earnings per share – Basic:	$1.70	$1.84	$6.45	$5.95
Earnings per share – Diluted:	$1.70	$1.83	$6.41	$5.91

Options with exercise prices exceeding the average market price of Allstate common shares during the period or where the unrecognized compensation cost of the options would have an anti-dilutive effect are excluded from the computation of earnings per share for the period. As a result, options to purchase 4.5 million and 5.1 million Allstate common shares, with exercise prices ranging from $52.23 to $65.38 and $52.23 to $61.90, which were outstanding at September 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share for the three-month periods. Options to purchase 4.3 million and 5.9 million Allstate common shares, with exercise prices ranging from $52.23 to $65.38 and $50.79 to $61.90, which were outstanding at September 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share for the nine-month periods.

3.  Supplemental Cash Flow Information

Non-cash investment exchanges and modifications, which primarily reflect refinancing of fixed income securities and mergers completed with equity securities, totaled $122 million and $81 million for the nine-month periods ended September 30, 2007 and 2006, respectively.

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

	Nine months ended September 30,
($ in millions)	2007	2006

Net change in fixed income securities	$(621)	$(492)
Net change in short-term investments	254	(875)
Operating cash flow used	(367)	(1,367)
Net change in cash	2	––
Net change in proceeds managed	$(365)	$(1,367)

Liabilities for collateral and security repurchase, beginning of year	$(4,144)	$(4,102)
Liabilities for collateral and security repurchase, end of period	(4,509)	(5,469)
Operating cash flow provided	$365	$1,367

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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2007	2006	2007	2006

Property-liability insurance premiums earned	$338	$336	$1,034	$772
Life and annuity premiums and contract charges	242	233	719	572

Property-liability insurance claims and claims expense and life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance recovery amounts shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2007	2006	2007	2006

Property-liability insurance claims and claims expense	$128	$112	$331	$377
Life and annuity contract benefits	180	161	498	424
Interest credited to contractholder funds	12	18	36	26

Life and annuity

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

The coinsurance provisions of the Reinsurance Agreements were used to transfer the future rights and obligations related to fixed–return fund options and benefit guarantees. $1.37 billion of assets supporting general account liabilities have been transferred to Prudential, net of consideration, under the coinsurance provisions as of the transaction closing date. General account liabilities of $1.31 billion at September 30, 2007 and $1.49 billion as of December 31, 2006, however, remain on the Condensed Consolidated Statements of Financial Position with a corresponding reinsurance recoverable.

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

Pursuant to the Agreement, the final market-adjusted consideration was $628 million. The disposal resulted in a gain of $77 million pretax for ALIC, which was deferred as a result of the disposition being executed through reinsurance. The deferred gain is included as a component of other liabilities and accrued expenses on the Consolidated Statements of Financial Position, and is amortized to gain (loss) on dispositions of operations on the Consolidated Statements of Operations over the life of the reinsured business which is estimated to be approximately 18 years. For ALNY, the transaction resulted in a loss of $9 million pretax. ALNY’s reinsurance loss and other amounts related to the disposal of the business, including the initial costs and final market value settlements of the derivatives acquired by ALIC to economically hedge substantially all of the exposure related to market adjustments between the effective date of the Agreement and the closing of the transaction, transactional expenses incurred and amortization of ALIC’s deferred reinsurance gain, were included as a component of loss on disposition of operations on the Company’s Consolidated Statements of Operations and amounted to $61 million, after-tax, during 2006. Gain (loss) on disposition of operations on the Consolidated Statements of Operations included amortization of ALIC’s deferred gain, after tax, of $3 million and $1 million for the nine-month periods ended September 30, 2007 and 2006, respectively. DAC and DSI were reduced by $726 million and $70 million, respectively, as of the effective date of the transaction for balances related to the variable annuity business subject to the Reinsurance Agreements.

The separate account balances related to the modified coinsurance were $14.67 billion as of September 30, 2007 and $15.07 billion as of December 31, 2006. Separate account balances totaling approximately $1.19 billion at September 30, 2007 and $1.10 billion at December 31, 2006 related primarily to the variable life business that is being retained by ALIC and ALNY, and the variable annuity business in three affiliated companies that were not included in the Agreement. In the first five-months of 2006, prior to this disposition, ALIC’s and ALNY’s variable annuity business generated approximately $127 million in contract charges.

Property-liability

The Company entered into the following reinsurance agreements effective June 1, 2007:  a Kentucky agreement that provides coverage for Allstate Protection personal property excess catastrophe losses in the state for earthquake and fires following earthquakes; a North-East agreement for additional hurricane coverage in the states of New York, New Jersey and Connecticut for personal property and auto excess catastrophe losses; and four reinsurance agreements entered into by Allstate Floridian Insurance Company (“AFIC”), a subsidiary of the Company, for personal property excess catastrophe losses in Florida. Effective June 1, 2007, the Company also renewed its aggregate excess of loss agreement that covers storms named or numbered by the National Weather Service, earthquakes, and fires following earthquakes for personal lines auto and property business countrywide except for Florida; New Jersey excess of loss agreement that covers personal property catastrophe losses in excess of the New Jersey multi-year agreement; and South-East agreement that covers personal property excess catastrophe losses for storms named or numbered by the National Weather Service in 11 Atlantic and Gulf states and the District of Columbia. In addition, the Company has a California Fires Following agreement that covers personal property excess catastrophe losses in California effective February 1, 2006 to May 31, 2008, for fires following earthquakes; and multi-year reinsurance treaties effective June 1, 2005 to May 31, 2008, that cover excess catastrophe losses in Connecticut, New Jersey, New York, and Texas.

6.  Company Restructuring

The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program and the Company’s 2006 voluntary termination offer. The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $2 million and $52 million for the three-month periods ended September 30, 2007 and 2006, respectively, and $5 million and $171 million for the nine-month periods ended September 30, 2007 and 2006, respectively.

The following table illustrates the changes in the restructuring liability during the nine-month period ended September 30, 2007:

($ in millions)	Employee costs	Exit costs	Total liability
Balance at the beginning of the year	$20	$2	$22
Expense incurred	3	2	5
Adjustments to liability	(13)	—	(13)
Payments applied against liability	(4)	(1)	(5)
Balance at the end of the period	$6	$3	$9

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

Guarantees

The Company provides residual value guarantees on Company leased automobiles. If all outstanding leases were terminated effective September 30, 2007, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $19 million at September 30, 2007. The remaining term of each residual value guarantee is equal to the term of the underlying lease that range from less than one year to three years. Historically, the Company has not made any material payments pursuant to these guarantees.

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $255 million at September 30, 2007. The obligations associated with these fixed income securities expire at various times during the next seven years.

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2007.

Regulation

The Company is subject to changing social, economic and regulatory conditions. From time to time, regulatory authorities or legislative bodies seek to influence and restrict premium rates, require premium refunds to policyholders, restrict the ability of insurers to cancel or non-renew policies, require insurers to continue to write new policies or limit their ability to write new policies, limit insurers’ ability to change coverage terms or to impose underwriting standards, impose additional regulations regarding agent and broker compensation and otherwise expand overall regulation of insurance products and the insurance industry. The ultimate changes and eventual effects of these initiatives on the Company’s business, if any, are uncertain.

Legal and regulatory proceedings and inquiries

Background

The Company and certain subsidiaries are involved in a number of lawsuits, regulatory inquiries, and other legal proceedings arising out of various aspects of its business. As background to the “Proceedings” subsection below, please note the following:

•                  These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including the underlying facts of each matter; novel legal issues; variations between jurisdictions in which matters are being litigated, heard, or investigated; differences in applicable laws and judicial interpretations; the length of time before many of these matters might be resolved by settlement, through litigation or otherwise; the fact that some of the lawsuits are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined; the fact that some of the lawsuits involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear; and the current challenging legal environment faced by large corporations and insurance companies.

•                  The outcome on these matters may also be affected by decisions, verdicts, and settlements, and the timing of such decisions, verdicts, and settlements, in other individual and class action lawsuits that involve the Company, other insurers, or other entities and by other legal, governmental, and regulatory actions that involve the Company, other insurers, or other entities.

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

•                  For the reasons specified above, it is often not possible to make meaningful estimates of the amount or range of loss that could result from the matters described below in the “Proceedings” subsection. The Company reviews these matters on an ongoing basis and follows the provisions of SFAS No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

•                  Due to the complexity and scope of the matters disclosed in the “Proceedings” subsection below and the many uncertainties that exist, the ultimate outcome of these matters cannot be reasonably predicted. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described below as they are resolved over time is not likely to have a material adverse effect on the financial position of the Company.

Proceedings

There is one 19-state certified class action lawsuit pending against Allstate in Washington state court alleging that its failure to pay “inherent diminished value” to insureds under the uninsured motorist property damage liability provisions of auto policies constitutes breach of contract and fraud. Plaintiffs define “inherent diminished value” as the difference between the market value of the insured automobile before an accident and the market value after repair. Plaintiffs allege that they are entitled to the payment of inherent diminished value under the terms of the policy. This lawsuit is similar to others filed against other carriers in the industry. A settlement of the class action for an amount that is not material has been preliminarily approved by the court. Class members in 16 of the 19 states will be invited to participate in the settlement, but the entire case will be dismissed as a result of the settlement.

There are a number of state and nationwide class action lawsuits pending in various state courts challenging the legal propriety of Allstate’s medical bill review processes on a number of grounds, including the manner in which Allstate determines reasonableness and necessity. These lawsuits, which to a large degree mirror similar lawsuits filed against other carriers in the industry, allege these processes result in a breach of the insurance policy and, in some cases, the plaintiffs also allege fraud. Plaintiffs seek monetary damages in the form of contractual and extra-contractual damages. The Company denies these allegations. One nationwide class action and one statewide class action have been certified. A settlement of the statewide class action for an amount that is not material has been preliminarily approved by the court. The Company continues to vigorously defend the other cases.

There is a nationwide putative class action pending against Allstate that challenges Allstate’s use of a vendor’s automated database in valuing total loss automobiles. To a large degree, this lawsuit mirrors similar lawsuits filed against other carriers in the industry. Plaintiffs allege that flaws in the database result in valuations to the detriment of insureds. The plaintiffs are seeking actual and punitive damages. The lawsuit is in the early stages of discovery and Allstate is vigorously defending it.

The Company is defending a number of matters filed in the aftermath of Hurricanes Katrina and Rita, including individual lawsuits, and several statewide putative class action lawsuits pending in Mississippi and Louisiana. These matters are in various stages of development. The lawsuits and developments in litigation arising from the hurricanes include the following:

•                  The Mississippi Attorney General filed a suit asserting that the flood exclusion found in Allstate’s and other insurance companies’ policies is either ambiguous, unenforceable as unconscionable or contrary to public policy, or inapplicable to the damage suffered in the wake of Hurricane Katrina. Our motion for judgment on the pleadings is pending.

•                  In an appeal pending in the United States Court of Appeals for the Fifth Circuit, a Mississippi policyholder is challenging the federal trial court’s conclusion that the flood and water damage exclusions in Allstate’s policy apply to “storm surge” damage suffered in the wake of Hurricane Katrina.

•                  In a putative class action in Mississippi, some members of the Mississippi Windstorm Underwriters Association (“MWUA”) have filed suit against the MWUA board members and the companies they represent, including an Allstate subsidiary, alleging that the Board purchased insufficient reinsurance to protect the MWUA members. Discovery is ongoing.

•                  In a putative class action in Louisiana, the trial court ruled that Allstate’s and other insurers’ flood, water and negligent construction exclusions do not apply to man-made floods (i.e., floods caused by human negligence), and do not apply to flooding in the New Orleans area to the extent it was caused by human negligence in the design, construction and/or maintenance of the levees. Allstate and other insurers pursued an interlocutory appeal and in June 2007 the United States Court of Appeals for the Fifth Circuit reversed the trial court's ruling. The matter has been remanded to the trial court for further proceedings, which have been consolidated along with other putative class and individual actions brought against the Company and other insurers, challenging the adjustment and settlement of Hurricane Katrina claims.

•                  In another case, the trial court dismissed a putative class action brought against Allstate and other insurers under Louisiana’s Valued Policy Law (“VPL”), holding that the law did not apply where the cause of the policyholder’s total loss was due in part to a non-covered peril, such as flood. United States Court of Appeals for the Fifth Circuit has affirmed the trial court's dismissal of the case.

•      The Company has also been sued in a putative class action in the United States District Court for the Western District of Louisiana which challenges the Company's estimating and adjusting of Hurricane Katrina and Rita property damage claims in the State of Louisiana. The Company's motion to strike the class allegations was denied and the parties are proceeding with discovery. Plaintiffs' motion for class certification is pending.

•                  The Louisiana Attorney General filed a class action lawsuit in state court against Allstate and other insurers on behalf of Road Home fund recipients alleging that the insurers have failed to pay all damages owed under their policies. The insurers removed the matter to federal court. The plaintiffs' motion to remand the matter to state court is pending before the federal court.

•                  Private plaintiffs have filed qui tam actions under the Federal False Claims Act against Allstate and certain other insurers in Louisiana and Mississippi federal courts regarding claims that they administered under the National Flood Insurance Program. The action brought in federal court in Louisiana has been dismissed.

The various suits described above seek a variety of remedies, including actual and/or punitive damages in unspecified amounts and/or declaratory relief. The Company has been vigorously defending these suits and other matters related to Hurricanes Katrina and Rita.

In addition, the Company is responding to subpoenas and requests for information in connection with investigations into the insurance industry’s handling of claims in the aftermath of Hurricanes Katrina and Rita. These investigations are being conducted by federal and state authorities, including a federal grand jury sitting in the Southern District of Mississippi. Other insurers have received similar subpoenas and requests for information.

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

The Company is defending certain matters relating to the Company’s agency program reorganization announced in 1999. These matters are in various stages of development.

•                  These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (the “EEOC I” suit) and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (the “Romero I” suit). In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to Allstate “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request. In June 2007, the court granted the Company’s motions for summary judgment.

•                  The EEOC also filed another lawsuit in 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit). In EEOC II, in 2006, the court granted partial summary judgment to the EEOC. Although the court did not determine that the Company was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether the Company had reasonable factors other than age to support the rehire policy. The Company’s interlocutory appeal of the trial court’s summary judgment order is now pending in the United States Court of Appeals for the Eighth Circuit.

•                  The Company is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization. These plaintiffs have asserted breach of contract and ERISA claims. The court approved the form of class notice in October 2007 and set a December 2007 deadline for filing dispositive motions.

•                  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue. These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in 2005. In June 2007, the court granted Allstate’s motion to dismiss the case.

In all of these various matters, plaintiffs seek compensatory and punitive damages, and equitable relief. Allstate has been vigorously defending these lawsuits and other matters related to its agency program reorganization.

The Company is vigorously defending its homeowners insurance rates in administrative actions filed by the Texas Department of Insurance. The Department is focusing, as they have with other insurers, on the reasonableness of the Company’s rates for the risks to which they apply.

•                  In 2004, the Company made a rate filing requesting to reduce its rates by approximately 1.5%. In December 2004, the Commissioner disapproved that filing and began proceedings to disapprove the Company's then current rates. Following an administrative hearing process, in 2006, the Texas Commissioner of Insurance ordered the Company to reduce its then current homeowners rates by 5% and to pay refunds on the difference plus interest back to December 30, 2004, for which the Company has been accruing. The Company implemented a 5% rate decrease occurring in two stages but challenged this 2006 refund order in the Travis County, Texas district court. In March 2007, the district court affirmed in whole the Texas Commissioner's rate refund order. In April 2007, the Company appealed the judgment of the district court to the Third Court of Appeals, Austin, Texas. This appeal remains pending.

•                  Allstate filed and implemented an 8% rate increase in August 2007 and immediately received an order from the Commissioner disapproving the rate change. In addition, in October 2007 the Commissioner ordered the Company to pay refunds of its homeowners rates amounting to approximately 6.5% for the period between August 20, 2007 and October 5, 2007, and refunds of approximately 18.5% for the period following October 5, 2007, plus interest. The Company was granted a permanent injunction that allows the Company’s August rate change to stay in place while the Company defends the rate change in disputing the refund order. The Company has filed a petition for an administrative hearing with respect to the refund order.

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

One or more of these matters could have an adverse effect on the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described in this “Other Matters” subsection, in excess of amounts currently reserved, as they are resolved over time is not likely to have a material effect on the operating results, cash flows or financial position of the Company.

Asbestos and environmental

Allstate’s reserves for asbestos claims were $1.34 billion and $1.38 billion, net of reinsurance recoverables of $804 million and $823 million, at September 30, 2007 and December 31, 2006, respectively. Reserves for environmental claims were $248 million and $194 million, net of reinsurance recoverables of $112 million and $55 million, at September 30, 2007 and December 31, 2006, respectively. Approximately 64% and 67% of the total net asbestos and environmental reserves at September 30, 2007 and December 31, 2006, respectively, were for incurred but not reported estimated losses.

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

8.  Components of Net Periodic Pension and Postretirement Benefit Costs

The components of net periodic cost for the Company’s pension and postretirement benefit plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2007	2006	2007	2006

Pension benefits
Service cost	$41	$46	$121	$139
Interest cost	78	76	233	228
Expected return on plan assets	(89)	(80)	(265)	(241)
Amortization of:
Prior service costs	—	(1)	(1)	(2)
Net loss	29	36	87	107
Settlement loss (1)	3	95	25	108
Net periodic pension cost	$62	$172	$200	$339

Postretirement benefits
Service cost	$6	$6	$18	$19
Interest cost	16	17	49	51
Amortization of:
Prior service costs	—	—	(1)	(1)
Net loss	—	—	—	1
Special termination benefit	—	—	—	3
Net periodic postretirement cost	$22	$23	$66	$73

(1)  In the three-months ended September 30, 2006, the Company recognized an $89 million pretax non-cash settlement charge as a result of higher lump sum payments to participants of the Company’s pension plans.

9.  Business Segments

Summarized revenue data for each of the Company’s business segments are as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2007	2006	2007	2006
Revenues
Property-Liability
Property-liability insurance premiums earned
Standard auto	$4,287	$4,199	$12,791	$12,498
Non-standard auto	322	377	1,002	1,177
Auto	4,609	4,576	13,793	13,675
Homeowners	1,566	1,561	4,722	4,815
Other	644	664	1,932	2,045
Allstate Protection	6,819	6,801	20,447	20,535
Discontinued Lines and Coverages	—	—	—	2
Total property-liability insurance premiums earned	6,819	6,801	20,447	20,537
Net investment income	474	455	1,482	1,382
Realized capital gains and losses	250	(34)	1,131	233
Total Property-Liability	7,543	7,222	23,060	22,152

Allstate Financial
Life and annuity premiums and contract charges
Traditional life	70	68	210	207
Immediate annuities with life contingencies	32	59	161	177
Accident and health and other	97	84	280	247
Total life and annuity premiums	199	211	651	631
Interest-sensitive life	230	215	677	632
Fixed annuities	19	17	56	53
Variable annuities	—	1	1	138
Bank and other	1	—	1	—
Total contract charges	250	233	735	823
Total life and annuity premiums and contract charges	449	444	1,386	1,454
Net investment income	1,086	1,063	3,212	3,115
Realized capital gains and losses	(127)	(30)	—	(138)
Total Allstate Financial	1,408	1,477	4,598	4,431

Corporate and Other
Service fees	3	2	8	7
Net investment income	43	36	114	116
Realized capital gains and losses	(2)	3	6	(5)
Total Corporate and Other before reclassification of service fees	44	41	128	118
Reclassification of service fees (1)	(3)	(2)	(8)	(7)
Total Corporate and Other	41	39	120	111
Consolidated Revenues	$8,992	$8,738	$27,778	$26,694

(1) For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments are as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2007	2006	2007	2006
Net income
Property-Liability
Underwriting income
Allstate Protection	$688	$1,196	$2,544	$3,652
Discontinued Lines and Coverages	(71)	(118)	(36)	(133)
Total underwriting income	617	1,078	2,508	3,519
Net investment income	474	455	1,482	1,382
Income tax expense on operations	(319)	(466)	(1,209)	(1,523)
Realized capital gains and losses, after-tax	163	(22)	733	153
Gain (loss) on disposition of operations, after-tax	—	—	—	(1)
Property-Liability net income	935	1,045	3,514	3,530

Allstate Financial
Life and annuity premiums and contract charges	449	444	1,386	1,454
Net investment income	1,086	1,063	3,212	3,115
Periodic settlements and accruals on non-hedge derivative financial instruments	12	14	36	44
Contract benefits and interest credited to contractholder funds	(1,058)	(1,059)	(3,191)	(3,080)
Operating costs and expenses and amortization of deferred policy acquisition costs	(273)	(244)	(766)	(840)
Restructuring and related charges	(1)	(5)	—	(24)
Income tax expense on operations	(68)	(65)	(220)	(217)
Operating income	147	148	457	452
Realized capital gains and losses, after-tax	(82)	(19)	—	(89)
Deferred policy acquisition costs and deferred sales inducements amortization relating to realized capital gains and losses, after-tax	11	16	(4)	40
Reclassification of periodic settlements and accruals on non-hedge financial instruments, after-tax	(8)	(9)	(23)	(28)
Gain (loss) on disposition of operations, after-tax	2	(1)	4	(59)
Allstate Financial net income	70	135	434	316

Corporate and Other
Service fees (1)	3	2	8	7
Net investment income	43	36	114	116
Operating costs and expenses	(98)	(91)	(276)	(266)
Restructuring and related charges	—	—	—	(1)
Income tax benefit on operations	26	29	78	81
Operating loss	(26)	(24)	(76)	(63)
Realized capital gains and losses, after-tax	(1)	2	4	(3)
Corporate and Other net loss	(27)	(22)	(72)	(66)
Consolidated net income (loss)	$978	$1,158	$3,876	$3,780

(1) For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

10. Other Comprehensive Income

The components of other comprehensive income (loss) on a pretax and after-tax basis are as follows:

	Three months ended September 30,
	2007			2006
($ in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized net holding gains (losses) arising during the period, net of related offsets	$227	$(80)	$147	$1,570	$(549)	$1,021
Less: reclassification adjustment of realized capital gains and losses	310	(109)	201	235	(82)	153
Unrealized net capital (losses) gains	(83)	29	(54)	1,335	(467)	868
Unrealized foreign currency translation adjustments	36	(13)	23	—	—	—
Net funded status of pension and other postretirement benefit obligation	22	(8)	14	—	—	—
Other comprehensive (loss) income	$(25)	$8	(17)	$1,335	$(467)	868
Net income			978			1,158
Comprehensive income			$961			$2,026

	Nine months ended September 30,
	2007			2006
($ in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized net holding (losses) gains arising during the period, net of related offsets	$55	$(19)	$36	$(11)	$4	$(7)
Less: reclassification adjustment of realized capital gains and losses	1,129	(395)	734	188	(66)	122
Unrealized net capital (losses) gains	(1,074)	376	(698)	(199)	70	(129)
Unrealized foreign currency translation adjustments	74	(26)	48	25	(9)	16
Net funded status of pension and other postretirement benefit obligation	72	(3)	69	—	—	—
Other comprehensive (loss) income	$(928)	$347	(581)	$(174)	$61	(113)
Net income			3,876			3,780
Comprehensive income			$3,295			$3,667

11.  Capital Structure

In May 2007, the Company issued $500 million of Series A 6.50% and $500 million of Series B 6.125% Fixed-to-Floating Rate Junior Subordinated Debentures (together the “Debentures”). The scheduled maturity dates for the Debentures are May 15, 2057 and May 15, 2037 for Series A and Series B, respectively, with a final maturity date of May 15, 2067. Any or all of the Debentures may be redeemed (a) on or after May 15, 2037 or May 15, 2017 for Series A and Series B, respectively, at a redemption price equal to 100% of the principal amount of the Debentures being redeemed plus any accrued and unpaid interest and (b) before May 15, 2037 or May 15, 2017 for Series A and Series B, respectively, (i) in whole at any time or in part from time to time or (ii) in whole, but not in part, if certain changes occur relating to the tax treatment of or rating agency equity credit accorded to the Debentures, in each case at a redemption price equal to the greater of 100% of the principal amount of the Debentures being redeemed plus any accrued and unpaid interest and the applicable make-whole amount.

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

In May 2007, the Company entered into a new $1.00 billion unsecured revolving credit facility, which replaced the Company’s primary credit facility covering short-term liquidity requirements. The facility has an initial term of five years expiring in 2012 with two one-year extensions that can be exercised in the first or second year of the facility upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend. This facility also contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. This facility has a financial covenant requiring the Company not to exceed a 37.5% debt to capital resources ratio as defined in the agreement. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Company’s senior, unsecured, nonguaranteed long-term debt.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Allstate Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of September 30, 2007, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

October 30, 2007

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

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

HIGHLIGHTS

•             Net income decreased 15.5% to $978 million in the third quarter of 2007 from $1.16 billion in the third quarter of 2006, and increased 2.5% to $3.88 billion in the first nine months of 2007 from $3.78 billion in the first nine months of 2006. Net income per diluted share decreased 7.1% to $1.70 in the third quarter of 2007 from $1.83 in the third quarter of 2006, and increased 8.5% to $6.41 in the first nine months of 2007 from $5.91 in the first nine months of 2006.

•             Total revenues increased 2.9% to $8.99 billion in the third quarter of 2007 from $8.74 billion in the third quarter of 2006, and 4.1% to $27.78 billion in the first nine months of 2007 from $26.69 billion in the first nine months of 2006.

•             Realized capital gains on a pre-tax basis were $121 million in the third quarter of 2007 compared to realized capital losses of $61 million in the third quarter of 2006, and realized capital gains were $1.14 billion in the first nine months of 2007 compared to $90 million in the first nine months of 2006.

•             Book value per diluted share increased 6.8% to $37.45 as of September 30, 2007 compared to $35.08 as of September 30, 2006, increased 2.9% compared to $36.39 as of June 30, 2007 and increased 7.5% compared to $34.84 as of December 31, 2006.

•             For the twelve months ended September 30, 2007, return on the average of beginning and ending period shareholders’ equity of 23.2% was comparable to the twelve months ended September 30, 2006.

•             Property-Liability premiums earned increased 0.3% to $6.82 billion in the third quarter of 2007 from $6.80 billion in the third quarter of 2006, and decreased 0.4% to $20.45 billion for the first nine months of 2007 from $20.54 billion for the first nine months of 2006.

•             The Property-Liability combined ratio was 91.0 in the third quarter of 2007 compared to 84.1 in the third quarter of 2006 and 87.7 in the first nine months of 2007 compared to 82.9 in the first nine months of 2006.

•             Allstate Financial net income decreased $65 million to $70 million in the third quarter of 2007 from $135 million in the third quarter of 2006, and increased $118 million to $434 million in the first nine months of 2007 compared to $316 million in the first nine months of 2006.

•             Stock repurchases totaled $773 million and $2.97 billion for the three months and nine months ended September 30, 2007, respectively. As of September 30, 2007, our $4.00 billion share repurchase program, which was increased from $3.00 billion in May 2007, had $820 million remaining and is expected to be completed by March 31, 2008. Share repurchases during the second and third quarter of 2007 included an accelerated stock repurchase agreement which commenced on June 27, 2007 and settled on August 14, 2007 totaling $500 million.

CONSOLIDATED NET INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006

Revenues
Property-liability insurance premiums earned	$6,819	$6,801	$20,447	$20,537
Life and annuity premiums and contract charges	449	444	1,386	1,454
Net investment income	1,603	1,554	4,808	4,613
Realized capital gains and losses	121	(61)	1,137	90
Total revenues	8,992	8,738	27,778	26,694

Costs and expenses
Property-liability insurance claims and claims expense	(4,509)	(4,012)	(12,943)	(11,879)
Life and annuity contract benefits	(371)	(388)	(1,185)	(1,135)
Interest credited to contractholder funds	(685)	(667)	(2,007)	(1,939)
Amortization of deferred policy acquisition costs	(1,170)	(1,160)	(3,539)	(3,522)
Operating costs and expenses	(785)	(726)	(2,246)	(2,252)
Restructuring and related charges	(2)	(52)	(5)	(171)
Interest expense	(90)	(90)	(245)	(261)
Total costs and expenses	(7,612)	(7,095)	(22,170)	(21,159)

Gain (loss) on disposition of operations	6	(1)	8	(89)
Income tax expense	(408)	(484)	(1,740)	(1,666)
Net income	$978	$1,158	$3,876	$3,780

Property-Liability	$935	$1,045	$3,514	$3,530
Allstate Financial	70	135	434	316
Corporate and Other	(27)	(22)	(72)	(66)
Net income	$978	$1,158	$3,876	$3,780

PROPERTY-LIABILITY HIGHLIGHTS

•                  Premiums written decreased 0.7% to $7.08 billion in the third quarter of 2007 from $7.12 billion in the third quarter of 2006, and 1.4% to $20.62 billion in the first nine months of 2007 from $20.92 billion in the first nine months of 2006. Allstate brand standard auto premiums written increased 2.3% to $4.08 billion in the third quarter of 2007 from $3.99 billion in the third quarter of 2006, and 2.3% to $12.09 billion in the first nine months of 2007 from $11.81 billion in the first nine months of 2006. Allstate brand homeowners premiums written decreased 2.8% to $1.59 billion in the third quarter of 2007 from $1.64 billion in the third quarter of 2006, and 4.3% to $4.35 billion in the first nine months of 2007 from $4.54 billion in the first nine months of 2006. Premiums written is an operating measure that is defined and reconciled to premiums earned on page 29.

•                  The impact of the cost of the catastrophe reinsurance program on premiums written totaled $227 million in the third quarter of 2007 compared to $211 million in the third quarter of 2006 and $674 million in the first nine months of 2007 compared to $398 million in the first nine months of 2006. Excluding this cost, premiums written decreased 0.4% and 0.1% in the third quarter and first nine months of 2007, respectively, when compared to the same periods of 2006.

•                  Premium operating measures and statistics contributing to the overall Allstate brand standard auto premiums written growth were the following:

•                  1.3% increase in policies in force (“PIF”) as of the third quarter of 2007 when compared to the third quarter of 2006

•                  4.8% and 0.8% decrease in new issued applications in the third quarter and first nine months of 2007, respectively, when compared to the same periods of 2006

•                  0.7 point decline in the renewal ratio to 89.4% in the third quarter of 2007 compared to the third quarter of 2006, and 0.4 point decline in the renewal ratio to 89.7% in the first nine months of 2007 compared to the first nine months of 2006

•                  1.0% increase in the six month average premium to $423 in the third quarter of 2007, and 0.5% increase in the six month average premium in the first nine months of 2007 to $421

•                  Premium operating measures and statistics contributing to the overall Allstate brand homeowners premiums written decline were the following:

•                  2.7% decrease in PIF as of the third quarter of 2007 when compared to the third quarter of 2006

•                  22.7% and 17.2% decrease in new issued applications in the third quarter and first nine months of 2007, respectively, when compared to the same periods of 2006

•                  1.1 point decline in the renewal ratio to 86.3% in the third quarter of 2007 compared to the third quarter of 2006, and 0.5 point decline in the renewal ratio to 86.7% in the first nine months of 2007 compared to the first nine months of 2006

•                  1.6% increase in the twelve month average premium to $846 in the third quarter of 2007, and 2.0% increase in the twelve month average premium in the first nine months of 2007 to $848

•                  Standard auto property damage gross claim frequency (rate of claim occurrence) increased 4.8% and 4.0% in the third quarter and first nine months of 2007, respectively, from the same periods of 2006, and bodily injury gross claim frequency increased 0.1% and decreased 1.1% in the third quarter and first nine months of 2007, respectively, from the same periods of 2006. Auto property damage and bodily injury paid severities (average cost per claim) increased 2.8% and 7.3%, respectively, in the third quarter of 2007, and 1.7% and 4.9%, respectively, in the first nine months of 2007 from the same periods of 2006. The Allstate brand standard auto loss ratio increased 5.9 points to 65.8 in the third quarter of 2007 from 59.9 in the third quarter of 2006, and 4.0 points to 64.3 in the first nine months of 2007 from 60.3 in the first nine months of 2006.

•                  Homeowner gross claim frequency excluding catastrophes increased 5.4% and 10.6% in the third quarter and first nine months of 2007, respectively, from the same periods of 2006. Homeowners paid severity, excluding catastrophes, increased 11.8% and 9.9% in the third quarter and first nine months of 2007, respectively, from the same periods of 2006. The Allstate brand homeowners loss ratio, which includes catastrophes, increased 18.6 points to 68.4 in the third quarter of 2007 from 49.8 in the third quarter of 2006, and 14.1 points to 63.7 in the first nine months of 2007 from 49.6 in the first nine months of 2006.

•                  Prior year unfavorable reserve reestimates in the third quarter of 2007 totaled $52 million compared to favorable prior year reserve reestimates of $221 million in the third quarter of 2006. Prior year favorable reserve reestimates in the first nine months of 2007 totaled $220 million compared to $787 million in the first nine months of 2006.

•                  Catastrophe losses in the third quarter of 2007 totaled $343 million compared to $169 million in the third quarter of 2006 and $937 million in the first nine months of 2007 compared to $531 million in the first nine months of 2006. Impact of prior year reserve reestimates on catastrophe losses was $57 million and $101 million unfavorable in the third quarter and first nine months of 2007, respectively, compared to a favorable impact of $36 million and $223 million in the third quarter and first nine months of 2006, respectively.

•                  Underwriting income for Property-Liability was $617 million in the third quarter of 2007 compared to $1.08 billion in the third quarter of 2006 and $2.51 billion in the first nine months of 2007 compared to $3.52 billion in the first nine months of 2006. Underwriting income, a measure that is not based on generally accepted accounting principles (“GAAP”), is defined below.

•                  Investments as of September 30, 2007 decreased 1.5% from September 30, 2006 and net investment income increased 4.2% and 7.2% in the third quarter and first nine months of 2007 when compared to the same periods of 2006.

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

•                  Expense ratio – the ratio of amortization of DAC, operating costs and expenses, and restructuring and related charges to premiums earned.

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

•                  Effect of prior year reserve reestimates on combined ratio – the percentage of prior year reserve reestimates included in claims and claims expense to premiums earned. This ratio includes prior year reserve reestimates of catastrophe losses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratios)	2007	2006	2007	2006
Premiums written	$7,075	$7,123	$20,623	$20,922

Revenues
Premiums earned	$6,819	$6,801	$20,447	$20,537
Net investment income	474	455	1,482	1,382
Realized capital gains and losses	250	(34)	1,131	233
Total revenues	7,543	7,222	23,060	22,152

Costs and expenses
Claims and claims expense	(4,509)	(4,012)	(12,943)	(11,879)
Amortization of DAC	(1,025)	(1,039)	(3,081)	(3,088)
Operating costs and expenses	(667)	(625)	(1,910)	(1,905)
Restructuring and related charges	(1)	(47)	(5)	(146)
Total costs and expenses	(6,202)	(5,723)	(17,939)	(17,018)

Gain (loss) on disposition of operations	—	—	—	(1)
Income tax expense	(406)	(454)	(1,607)	(1,603)
Net income	$935	$1,045	$3,514	$3,530

Underwriting income	$617	$1,078	$2,508	$3,519
Net investment income	474	455	1,482	1,382
Income tax expense on operations	(319)	(466)	(1,209)	(1,523)
Realized capital gains and losses, after-tax	163	(22)	733	153
Gain (loss) on disposition of operations, after-tax	—	—	—	(1)
Net income	$935	$1,045	$3,514	$3,530

Catastrophe losses	$343	$169	$937	$531

GAAP operating ratios
Claims and claims expense ratio	66.1	59.0	63.3	57.9
Expense ratio	24.9	25.1	24.4	25.0
Combined ratio	91.0	84.1	87.7	82.9
Effect of catastrophe losses on combined ratio(1)	5.0	2.5	4.6	2.6
Effect of prior year reserve reestimates on combined ratio(1)	0.8	(3.2)	(1.1)	(3.8)
Effect of restructuring and related charges on combined ratio	—	0.7	—	0.7
Effect of Discontinued Lines and Coverages on combined ratio	1.1	1.7	0.1	0.7

(1)     Unfavorable reserve reestimates included in catastrophe losses totaled $57 million and $101 million in the three months and the nine months ended September 30, 2007, respectively, compared to a favorable $36 million and $223 million in the three months and nine months ended September 30, 2006, respectively.

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

A reconciliation of premiums written to premiums earned is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Premiums written:
Allstate Protection	$7,075	$7,123	$20,623	$20,921
Discontinued Lines and Coverages	—	—	—	1
Property-Liability premiums written	7,075	7,123	20,623	20,922
Increase in unearned premiums(1)	(277)	(352)	(199)	(609)
Other (1)	21	30	23	224
Property-Liability premiums earned	$6,819	$6,801	$20,447	$20,537

Premiums earned:
Allstate Protection	$6,819	$6,801	$20,447	$20,535
Discontinued Lines and Coverages	—	—	—	2
Property-Liability	$6,819	$6,801	$20,447	$20,537

(1)     Nine months ended September 30, 2006 includes the transfer at January 1, 2006 of $152 million in unearned premiums to Property-Liability related to the loan protection business previously managed by Allstate Financial.

ALLSTATE PROTECTION SEGMENT

Premiums written by brand are shown in the following tables.

	Three Months Ended September 30,
	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2007	2006	2007	2006	2007	2006
Standard auto	$4,079	$3,988	$296	$296	$4,375	$4,284
Non-standard auto	293	346	15	23	308	369
Auto	4,372	4,334	311	319	4,683	4,653
Homeowners	1,590	1,635	145	156	1,735	1,791
Other personal lines(1)	625	643	32	36	657	679
Total	$6,587	$6,612	$488	$511	$7,075	$7,123

	Nine Months Ended September 30,
	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2007	2006	2007	2006	2007	2006
Standard auto	$12,086	$11,813	$859	$872	$12,945	$12,685
Non-standard auto	914	1,076	54	72	968	1,148
Auto	13,000	12,889	913	944	13,913	13,833
Homeowners	4,346	4,543	415	458	4,761	5,001
Other personal lines(1)	1,849	1,977	100	110	1,949	2,087
Total	$19,195	$19,409	$1,428	$1,512	$20,623	$20,921

(1)     Other personal lines include commercial lines, condominium, renters, involuntary auto and other personal lines.

Premiums earned by brand are shown in the following tables.

	Three Months Ended September 30,
	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2007	2006	2007	2006	2007	2006
Standard auto	$4,004	$3,909	$283	$290	$4,287	$4,199
Non-standard auto	304	353	18	24	322	377
Auto	4,308	4,262	301	314	4,609	4,576
Homeowners	1,429	1,418	137	143	1,566	1,561
Other personal lines	612	626	32	38	644	664
Total	$6,349	$6,306	$470	$495	$6,819	$6,801

	Nine Months Ended September 30,
	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2007	2006	2007	2006	2007	2006
Standard auto	$11,941	$11,627	$850	$871	$12,791	$12,498
Non-standard auto	942	1,102	60	75	1,002	1,177
Auto	12,883	12,729	910	946	13,793	13,675
Homeowners	4,304	4,369	418	446	4,722	4,815
Other personal lines	1,829	1,928	103	117	1,932	2,045
Total	$19,016	$19,026	$1,431	$1,509	$20,447	$20,535

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

Allstate Protection continues to manage our property catastrophe exposure in order to provide our shareholders an acceptable return on the risks assumed in our property business and to reduce the variability of our earnings, while providing protection to our customers. Property catastrophe exposure management includes purchasing reinsurance in areas that have known exposure to hurricanes, earthquakes, fires following earthquakes and other catastrophes. We continue to aggressively seek to cover our reinsurance cost in premium rates. For detailed information on our catastrophe reinsurance programs, see the Allstate Protection Reinsurance section of the MD&A.

Standard auto premiums written increased 2.1% to $4.38 billion in the three months ended September 30, 2007 from $4.28 billion in the same period of 2006 and 2.0% to $12.95 billion during the first nine months of 2007 from $12.69 billion in the first nine months of 2006.

	Allstate brand		Encompass brand
Standard Auto	2007	2006	2007	2006
Three Months Ended September 30,
PIF (thousands)	18,218	17,991	1,097	1,135
Average premium- gross written(1)	$423	$419	$973	$979
Renewal ratio (%)(1)	89.4	90.1	75.2	74.7

Nine Months Ended September 30,
PIF (thousands)	18,218	17,991	1,097	1,135
Average premium- gross written(1)	$421	$419	$972	$983
Renewal ratio (%)(1)	89.7	90.1	74.8	76.6

(1)     Policy term is six months for Allstate brand and twelve months for Encompass brand.

Allstate brand standard auto premiums written increased 2.3% to $4.08 billion in the third quarter of 2007 from $3.99 billion in the same period of 2006 and 2.3% to $12.09 billion during the first nine months of 2007 from $11.81 billion in the first nine months of 2006 due to increases in PIF and average premium. The 1.3% increase in Allstate brand standard auto PIF as of September 30, 2007 as compared to September 30, 2006 was primarily the result of growth in policies available for renewal.

Allstate brand standard auto new issued applications are shown in the table below.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(in thousands)	2007	2006	Change	2007	2006	Change
Allstate brand standard auto
Hurricane exposure states(1)	251	270	(7.0)	772	790	(2.3)
California	77	76	1.3	238	238	—
All other states	153	159	(3.8)	476	470	1.3

Total new issued applications	481	505	(4.8)	1,486	1,498	(0.8)

(1)          Hurricane exposure states are Alabama, Connecticut, Delaware, Florida, Georgia, Louisiana, Maine, Maryland, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia and Washington, D.C.

Allstate brand standard auto average premium increased 1.0% for the three months ended September 30, 2007 and 0.5% in the first nine months of 2007 compared to the same periods of 2006. Standard auto average premium is impacted by rate changes, geographic and product shifts in the mix of business and changes in customer preferences. The Allstate brand standard auto renewal ratio declined 0.7 points in the third quarter of 2007 and 0.4 points in the first nine months of 2007 compared to the same periods of 2006 due to competitive conditions and the impact of our catastrophe management actions.

Encompass brand standard auto premiums written of $296 million in the three months ended September 30, 2007 were comparable to the same period of 2006. Encompass brand standard auto premiums written decreased 1.5% to $859 million during the first nine months of 2007 from $872 million in the first nine months of 2006 due to declines in PIF and average premium. The 3.3% decline in Encompass brand standard auto PIF as of September 30, 2007 as compared to September 30, 2006 was due to a decline in the policies available to renew more than offsetting new business production. The 12-month average premium decreased 0.6% for the three months ended September 30, 2007 and 1.1% in the first nine months of 2007 compared to the same periods of 2006 due to a change in the mix of business to policies with basic coverages and fewer features resulting in lower average premium.

Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued in all locations. The following table shows the net rate changes that were approved for standard auto during the three-month and nine-month periods ended September 30, 2007 and 2006. These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing new business in a state.

	Three Months Ended September 30,
	# of States		Countrywide(%) (1)		State Specific(%) (2)
	2007	2006(3)	2007	2006(3)	2007	2006 (3)
Allstate brand	14	11	0.5	(0.1)	4.6	(1.0)
Encompass brand	1	1	(0.1)	—	(5.0)	5.0

	Nine Months Ended September 30,
	# of States		Countrywide(%) (1)		State Specific(%) (2)
	2007	2006(3)	2007	2006(3)	2007	2006(3)
Allstate brand	24	21	1.3	(0.3)	4.2	(1.3)
Encompass brand	10	10	(0.2)	(0.6)	(0.6)	(4.8)

(1)

Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2007 and 2006, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)

Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2007 and 2006, respectively, as a percentage of total prior year-end premiums written in those states.

(3)	The prior period has been restated to conform to the current period presentation.

Non-standard auto premiums written decreased 16.5% to $308 million in the three months ended September 30, 2007 from $369 million in the same period of 2006 and 15.7% to $968 million during the first nine months of 2007 from $1.15 billion in the first nine months of 2006.

Non-Standard Auto	Allstate brand		Encompass brand
	2007	2006	2007	2006
Three Months Ended September 30,
PIF (thousands)	856	984	65	88
Average premium- gross written (six months)	$623	$616	$531	$532
Renewal ratio (%)	75.6	75.5	63.8	68.2

Nine Months Ended September 30,
PIF (thousands)	856	984	65	88
Average premium- gross written (six months)	$616	$618	$525	$537
Renewal ratio (%)	76.5	75.8	65.4	67.3

Allstate brand non-standard auto premiums written decreased 15.3% to $293 million in the third quarter of 2007 from $346 million in the same period of 2006 and 15.1% to $914 million during the first nine months of 2007 from $1.08 billion in the first nine months of 2006 due to declines in PIF. For Allstate brand non-standard auto, our consumer-focused strategic initiatives include our new Allstate BlueSM product which is targeted toward consumers who prefer a recognized brand of insurance and want a long term relationship with their insurer. Allstate Blue has been launched in eleven states as of September 30, 2007.

PIF decreased 13.0% as of September 30, 2007 compared to September 30, 2006 due to new business production insufficient to offset the decline in polices available to renew. The average premium increased 1.1% for the three months ended September 30, 2007 compared to the same period of 2006 due to a shift in geographic mix and in customer mix due to Allstate Blue new business. The average premium decreased 0.3% in the first nine months of 2007 compared to the same period of 2006 due to a shift in customer and geographic mix.

Encompass brand non-standard auto premiums written decreased 34.8% to $15 million in the three months ended September 30, 2007 from $23 million in the same period of 2006 and 25.0% to $54 million during the first nine months of 2007 from $72 million in the first nine months of 2006. The decreases were primarily due to declines in PIF, in part related to new business no longer being written in California, and lower average premium, partially offset by recent non-standard auto rate changes in specific markets.

Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued in all locations. The following table shows the net rate changes that were approved for non-standard auto during the three-month and nine-month periods ended September 30, 2007 and 2006. These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing new business in a state.

	Three Months Ended September 30,
	# of States		Countrywide(%) (1)		State Specific(%) (2)
	2007	2006(3)	2007	2006(3)	2007	2006(3)
Allstate brand	3	—	(0.2)	—	(6.7)	—
Encompass brand	—	1	—	—	—	(10.7)

	Nine Months Ended September 30,
	# of States		Countrywide(%) (1)		State Specific(%) (2)
	2007	2006(3)	2007	2006(3)	2007	2006(3)
Allstate brand	8	1	1.1	(1.0)	5.6	(9.0)
Encompass brand	7	3	8.1	—	14.6	(0.2)

(1)

Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2007 and 2006, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)

Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2007 and 2006, respectively, as a percentage of total prior year-end premiums written in those states.

(3)	The prior period has been restated to conform to the current period presentation.

Auto premiums written (standard and non-standard) increased 0.6% to $4.68 billion in the three months ended September 30, 2007 from $4.65 billion in the same period of 2006 and 0.6% to $13.91 billion during the first nine months of 2007 from $13.83 billion in the first nine months of 2006.

	Allstate brand		Encompass brand
Auto	2007	2006	2007	2006
Three Months Ended September 30,
PIF (thousands)	19,074	18,975	1,162	1,223
Average premium- gross written	$432	$430	$931	$924
Renewal ratio (%)	88.7	89.2	73.9	73.9

Nine Months Ended September 30,
PIF (thousands)	19,074	18,975	1,162	1,223
Average premium- gross written	$431	$431	$923	$926
Renewal ratio (%)	89.0	89.2	73.7	75.4

Allstate brand auto premiums written increased 0.9% to $4.37 billion in the three months ended September 30, 2007 from $4.33 billion in the same period of 2006 and 0.9% to $13.00 billion during the first nine months of 2007 from $12.89 billion in the first nine months of 2006 due to increases in PIF. The 0.5% increase in Allstate brand auto PIF as of September 30, 2007 as compared to September 30, 2006 was the result of growth in standard auto policies available for renewal. The Allstate brand auto average premium increased 0.5% for the three months ended September 30, 2007 compared to the same period of 2006. The Allstate brand auto average premium in the first nine months of 2007 was comparable to the same period of 2006.

Encompass brand auto premiums written decreased 2.5% to $311 million in the three months ended September 30, 2007 from $319 million in the same period of 2006 and 3.3% to $913 million during the first nine months of 2007 from $944 million in the first nine months of 2006 due to declines in PIF. The 5.0% decline in Encompass brand auto PIF as of September 30, 2007 compared to September 30, 2006 was due to a decline in policies available for renewal more than offsetting new business production. Average premium (12-month for standard auto and six-month for non-standard)

increased 0.8% for the three months ended September 30, 2007 and decreased 0.3% in the first nine months of 2007 compared to the same periods of 2006. The decrease in the first nine months compared to the same period of 2006 was primarily due to a change in the mix of business to policies with basic coverages and fewer features resulting in lower average premium, partially offset by recent non-standard auto rate changes in specific markets.

Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued in all locations. The following table shows the net rate changes that were approved for auto during the three-month and nine-month periods ended September 30, 2007 and 2006. These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing new business in a state.

	Three Months Ended September 30,
	# of States		Countrywide(%) (1)		State Specific(%) (2)
	2007	2006(3)	2007	2006(3)	2007	2006 (3)
Allstate brand	16	11	0.5	(0.1)	4.4	(1.0)
Encompass brand	1	2	(0.1)	—	(5.0)	4.4

	Nine Months Ended September 30,
	# of States		Countrywide(%) (1)		State Specific(%) (2)
	2007	2006(3)	2007	2006(3)	2007	2006(3)
Allstate brand	28	21	1.3	(0.4)	4.2	(1.6)
Encompass brand	13	12	0.5	(0.6)	1.5	(4.6)

(1)

Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2007 and 2006, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)

Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2007 and 2006, respectively, as a percentage of total prior year-end premiums written in those states.

(3)	The prior period has been restated to conform to the current period presentation.

Homeowners premiums written decreased 3.1% to $1.74 billion in the three months ended September 30, 2007 from $1.79 billion in the same period of 2006 and 4.8% to $4.76 billion during the first nine months of 2007 from $5.00 billion in the first nine months of 2006. Excluding the cost of catastrophe reinsurance, premiums written declined 1.9% in the third quarter of 2007 when compared to the same period of 2006. Excluding the cost of catastrophe reinsurance in the first nine months of 2007, premiums written slightly declined when compared to the same period of 2006.

	Allstate brand		Encompass brand
Homeowners	2007	2006	2007	2006
Three Months Ended September 30,
PIF (thousands)	7,632	7,841	492	534
Average premium- gross written (12 months)	$846	$833	$1,189	$1,149
Renewal ratio (%)	86.3	87.4	79.5	82.3

Nine Months Ended September 30,
PIF (thousands)	7,632	7,841	492	534
Average premium- gross written (12 months)	$848	$831	$1,180	$1,135
Renewal ratio (%)	86.7	87.2	79.8	84.7

Allstate brand homeowners premiums written declined 2.8% to $1.59 billion in the third quarter of 2007 from $1.64 billion in the same period of 2006 and 4.3% to $4.35 billion in the first nine months of 2007 from $4.54 billion in the first nine months of 2006 due to increases in ceded reinsurance premiums and a 2.7% decline in PIF, partially offset by increases in average premium, reflecting rate changes, including for our net cost of reinsurance. Actions taken to manage our catastrophe exposure in areas with known exposure to hurricanes, earthquakes, fires following earthquakes and other catastrophes have had an impact on our new business writings for homeowners insurance, as demonstrated by the decline in Allstate brand homeowners new issued applications in the following table.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(in thousands)	2007	2006	Change	2007	2006	Change
Allstate brand homeowners
Hurricane exposure states(1)	97	126	(23.0)	295	367	(19.6)
California	3	13	(76.9)	25	43	(41.9)
All other states	101	121	(16.5)	312	353	(11.6)

Total new issued applications	201	260	(22.7)	632	763	(17.2)

(1)          Hurricane exposure states are Alabama, Connecticut, Delaware, Florida, Georgia, Louisiana, Maine, Maryland, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia and Washington, D.C.

PIF and renewal ratio will be negatively impacted due to actions such as our decision to discontinue offering coverage by Allstate Floridian Insurance Company and its subsidiaries (“Allstate Floridian”) on approximately 120,000 property policies, as part of a renewal rights and reinsurance arrangement with Royal Palm Insurance Company (“Royal Palm”) entered into in 2006 (“Royal Palm 1”), and separately, an additional 106,000 property policies under a renewal rights agreement with Royal Palm entered into in 2007  (“Royal Palm 2”). Allstate Floridian plans to no longer offer coverage on the policies involved in Royal Palm 1 and Royal Palm 2, at which time Royal Palm may offer coverage to these policyholders. The policies involved in Royal Palm 1 and Royal Palm 2 expired at a rate of 4% in the fourth quarter of 2006, 5% in the first quarter of 2007, 27% in the second quarter of 2007, 27% in the third quarter of 2007, and are expected to expire at a rate of 22% in the fourth quarter of 2007, 14% in the first quarter of 2008 and 1% in the second quarter of 2008.

The Allstate brand homeowners average premium increased 1.6% for the three months ended September 30, 2007 and 2.0% in the first nine months of 2007 compared to the same periods of 2006. This increase was primarily due to higher average renewal premiums related to increases in insured value and approved rate changes, including those rates taken for our net cost of reinsurance, partially offset by a shift in geographic mix as our catastrophe management actions reduce premiums written in areas with generally higher average premiums. The Allstate brand homeowners renewal ratio declined 1.1 points in the third quarter of 2007 and 0.5 points in the first nine months of 2007 compared to the same period of 2006 primarily due to our catastrophe management actions.

Encompass brand homeowners premiums written decreased 7.1% to $145 million in the three months ended September 30, 2007 from $156 million in the same period of 2006 and 9.4% to $415 million during the first nine months of 2007 from $458 million in the first nine months of 2006 due to increases in ceded reinsurance premiums and a decline in PIF, partially offset by increases in average premium. The 7.9% decline in Encompass brand homeowners PIF as of September 30, 2007 compared to September 30, 2006 was partially due to a decline in the renewal ratio of 2.8 and 4.9 points in the third quarter and first nine months of 2007, respectively, from the same periods of 2006 primarily due to our catastrophe management actions in certain markets. The 12 month average premium increased 3.5% for the three months ended September 30, 2007 and 4.0% in the first nine months of 2007 compared to the same periods of 2006 due to rate actions taken during the first nine months of the current year, including those taken for our net cost of reinsurance, and increases in insured value.

We continue to pursue rate changes for homeowners in all locations when indicated. The following table shows the net rate changes that were approved for homeowners during the three-month and nine-month periods ended September 30, 2007 and 2006, including rate changes approved based on our net cost of reinsurance.

	Three Months Ended September 30,
	# of States				Countrywide(%) (1)		State Specific(%) (2)
	2007		2006(4)		2007	2006(4)	2007	2006 (4)
Allstate brand	16	(3)	5	(3)	0.9	0.4	3.2	5.3
Encompass brand	4		14	(3)	0.5	1.2	3.5	4.1

	Nine Months Ended September 30,
	# of States				Countrywide(%) (1)		State Specific(%) (2)
	2007		2006(4)		2007	2006(4)	2007	2006 (4)
Allstate brand	31	(3)	23	(3)	3.6	1.6	5.9	3.7
Encompass brand	24	(3)	20	(3)	2.3	1.7	4.4	5.2

(1)

Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2007 and 2006, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)

Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2007 and 2006, respectively, as a percentage of total prior year-end premiums written in those states.

(3)	Includes Washington D.C.

(4)	The prior period has been restated to conform to the current period presentation.

Underwriting results are shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006

Premiums written	$7,075	$7,123	$20,623	$20,921
Premiums earned	$6,819	$6,801	$20,447	$20,535
Claims and claims expense(1)	(4,439)	(3,897)	(12,912)	(11,752)
Amortization of DAC	(1,025)	(1,039)	(3,081)	(3,088)
Operating costs and expenses(1)	(666)	(622)	(1,905)	(1,897)
Restructuring and related charges(1)	(1)	(47)	(5)	(146)
Underwriting income	$688	$1,196	$2,544	$3,652
Catastrophe losses	$343	$169	$937	$531

Underwriting income by product
Standard auto	$422	$671	$1,496	$1,856
Non-standard auto	67	76	178	226
Auto	489	747	1,674	2,082
Homeowners	117	348	585	1,159
Other personal lines	82	101	285	411
Underwriting income	$688	$1,196	$2,544	$3,652

Underwriting income by brand
Allstate brand	$628	$1,140	$2,352	$3,520
Encompass brand	60	56	192	132
Underwriting income	$688	$1,196	$2,544	$3,652

(1)	During the third quarter and first nine months of 2006, higher lump sum payments to participants of the Company’s pension plans resulted in a non-cash settlement charge totaling $79 million.

Allstate Protection’s underwriting income was $688 million during the three months ended September 30, 2007 compared to $1.20 billion in the same period of 2006. For the nine months ended September 30, 2007, Allstate Protection’s underwriting income was $2.54 billion compared to $3.65 billion for the first nine months of 2006. The decrease in both periods was primarily due to lower favorable prior year reserve reestimates, higher catastrophe losses, increases in auto and homeowners claim frequency excluding catastrophes and higher current year claim severity. Current year claim severity expectations continue to be consistent with relevant indices.

Loss ratios are a measure of profitability. Loss ratios by product, and expense and combined ratios by brand, are shown in the following table. These ratios are defined on page 27.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Effect of Catastrophe Losses on the Loss Ratio				Effect of Catastrophe Losses on the Loss Ratio
	2007	2006	2007	2006	2007	2006	2007	2006
Allstate brand loss ratio:
Standard auto	65.8	59.9	0.5	0.1	64.3	60.3	0.7	0.6
Non-standard auto	54.3	56.7	—	(0.6)	58.0	56.8	0.2	—
Auto	65.0	59.6	0.5	—	63.9	60.0	0.7	0.5
Homeowners	68.4	49.8	19.8	7.8	63.7	49.6	16.6	9.1
Other personal lines	63.1	56.6	4.1	2.1	60.2	51.8	4.8	(0.9)

Total Allstate brand loss ratio	65.6	57.1	5.2	2.0	63.5	56.8	4.7	2.3
Allstate brand expense ratio	24.5	24.8			24.1	24.7
Allstate brand combined ratio	90.1	81.9			87.6	81.5

Encompass brand loss ratio:
Standard auto	61.5	51.4	0.4	0.3	61.2	60.0	0.5	(0.5)
Non-standard auto	66.7	83.3	—	—	75.0	81.4	—	—
Auto	61.8	53.8	0.3	0.3	62.1	61.7	0.4	(0.4)
Homeowners	55.5	65.7	9.5	26.6	53.4	59.6	10.3	17.9
Other personal lines	37.5	86.9	—	13.2	51.5	80.3	2.9	8.5

Total Encompass brand loss ratio	58.3	59.8	3.0	8.9	58.8	62.5	3.5	5.7
Encompass brand expense ratio	28.9	29.1			27.8	28.8
Encompass brand combined ratio	87.2	88.9			86.6	91.3

Total Allstate Protection loss ratio	65.1	57.3	5.0	2.5	63.2	57.2	4.6	2.6
Allstate Protection expense ratio	24.8	25.1			24.4	25.0
Allstate Protection combined ratio	89.9	82.4			87.6	82.2

Standard auto loss ratio for the Allstate brand increased 5.9 points in the three months ended September 30, 2007 and 4.0 points during the first nine months of 2007 when compared to the same periods of 2006 due to lower favorable reserve reestimates related to prior years, and higher claim frequency and claim severity excluding catastrophes, partially offset by higher premiums earned. Standard auto loss ratio for the Encompass brand increased 10.1 points in the three months ended September 30, 2007 and 1.2 points during the first nine months of 2007 when compared to the same periods of 2006 due to lower favorable reserve reestimates related to prior years.

Non-standard auto loss ratio for the Allstate brand decreased 2.4 points in the three months ended September 30, 2007 when compared to the same period of 2006 due to favorable reserve reestimates related to prior year. The Allstate brand non-standard auto loss ratio increased 1.2 points during the first nine months of 2007 when compared to the same period of 2006 due to higher claim severity excluding catastrophes and lower premiums earned. Non-standard auto loss ratio for the Encompass brand decreased 16.6 points in the three months ended September 30,

2007 and 6.4 points during the first nine months of 2007 when compared to the same periods of 2006.

Auto loss ratio for the Allstate brand increased 5.4 points in the three months ended September 30, 2007 and 3.9 points during the first nine months of 2007 when compared to the same periods of 2006 due to lower favorable reserve reestimates related to prior years, and higher claim frequency and claim severity excluding catastrophes, partially offset by higher premiums earned. Auto loss ratio for the Encompass brand increased 8.0 points in the three months ended September 30, 2007 and 0.4 points during the first nine months of 2007 when compared to the same periods of 2006 due to lower favorable reserve reestimates related to prior years.

Homeowners loss ratio for the Allstate brand increased 18.6 points in the three months ended September 30, 2007 and 14.1 points during the first nine months of 2007 when compared to the same periods of 2006 due to higher catastrophe losses, lower favorable non-catastrophe reserve reestimates related to prior years, and higher claim severity and claim frequency excluding catastrophes. Homeowners loss ratio for the Encompass brand decreased 10.2 points in the three months ended September 30, 2007 and 6.2 points during the first nine months of 2007 when compared to the same periods of 2006 due primarily to favorable reserve reestimates related to prior years and lower catastrophe losses.

Expense ratio for Allstate Protection decreased 0.3 points in the three months ended September 30, 2007 and 0.6 points during the first nine months of 2007 when compared to the same periods of 2006 primarily due to lower restructuring charges offset by increased spending on marketing and technology to support growth initiatives. A non-cash pension settlement charge in 2006 impacted the expense ratio by 0.7 points and 0.2 points in the three months and nine months ended September 30, 2006, respectively.

The impact of specific costs and expenses on the expense ratio are included in the following table.

	Three Months Ended September 30,
	Allstate brand		Encompass brand		Allstate Protection
	2007	2006	2007	2006	2007	2006

Amortization of DAC	14.7	15.0	20.1	19.8	15.0	15.3
Other costs and expenses	9.8	9.1	8.8	9.2	9.8	9.2
Restructuring and related charges	—	0.7	—	0.1	—	0.6
Total expense ratio	24.5	24.8	28.9	29.1	24.8	25.1

	Nine Months Ended September 30,
	Allstate brand		Encompass brand		Allstate Protection
	2007	2006	2007	2006	2007	2006

Amortization of DAC	14.7	14.7	19.9	19.7	15.1	15.1
Other costs and expenses	9.4	9.3	7.9	8.8	9.3	9.2
Restructuring and related charges	—	0.7	—	0.3	—	0.7
Total expense ratio	24.1	24.7	27.8	28.8	24.4	25.0

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

•                  FHCF Retention – provides coverage on $120 million of losses in excess of $50 million and is 80% placed, with one reinstatement of limit.

•                  FHCF Sliver – provides coverage on 10% co-participation of the FHCF payout, or $87 million and is 100% placed, with one reinstatement of limit.

•                  FHCF Back-up – provides coverage after the FHCF reimbursement protection is utilized on $868 million of losses in excess of $170 million and is 90% placed.

•                  FHCF Excess – provides coverage on $739 million of losses in excess of the FHCF Retention and the FHCF Back-up agreements and is 100% placed, with one reinstatement of limit.

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

We estimate that the total annualized cost of all reinsurance programs during the 2007 hurricane season will be approximately $900 million per year or $225 million per quarter. This is compared to a previous estimate of approximately $800 million per year for our total annualized cost during the 2006 hurricane season, or an estimated annualized cost increase of $100 million beginning June 1, 2007. The increase is due to a greater amount of coverage purchased in Florida, the cost of the new North-East reinsurance agreement, and not going forward with the anticipated Royal Palm 2 reinsurance agreement. However, partially offsetting this development on Royal Palm 2, we will be retaining the earned premium and underwriting results on the 106,000 policies until they expire. For 2007, we estimate that the retained earned premium will be $86 million. The total cost of our reinsurance programs during 2006 was $73 million in the first quarter, $114 million in the second quarter, $211 million in the third quarter and $209 million in the fourth quarter of 2006. The cost during 2007 was $216 million in the first quarter, $231 million in the second quarter and $227 million in the third quarter.

We continue to aggressively seek to cover our reinsurance cost in premium rates. Rates currently effective and expected to be in effect at the end of 2007 reflect approximately 45% of the total cost of our reinsurance programs, and will be included in premiums written during 2007 and 2008.

The terms, retentions and limits for Allstate’s additional catastrophe management reinsurance agreements, North-East and Allstate Floridian, are listed in the following table.

(in millions)	Effective Date	% Placed	Reinstatement	Retention	Per Occurrence Limit

North-East(1)	6/15/2007	34	1 limit over 36 month term	1,600	745

FHCF Retention(2)	6/1/2007	80	2 limits over 1-year term, prepaid	50	120

FHCF(3)	6/1/2007	90	Annual remeasurements with a first and second season coverage provision	170 for the 2 largest storms, 57 for all other storms	868

FHCF Sliver(4)	6/1/2007	100	2 limits over 1-year term, prepaid	170	10% co- participation of the FHCF recoveries estimated at $868, up to a limit of $87

FHCF Back-up(5)	6/1/2007	90	1 limit over 1-year term	Back-up for FHCF	868

FHCF Excess(6)	6/1/2007	100	2 limits over 1-year term, prepaid	In excess of the FHCF and FHCF Back-up agreements	739

(1)North-East –This agreement is effective 6/15/2007 to 6/8/2010 and covers Allstate Protection personal property and auto excess catastrophe losses for hurricanes. This agreement covers 34% of $745 million, our estimated share of estimated modified personal property industry catastrophe losses between $9.2 billion and $13.5 billion, or 34% of our catastrophe losses between $1.6 billion (initial trigger) and $2.3 billion (exhaustion point) in the states of New York, New Jersey and Connecticut. Qualifying losses under this agreement are also eligible to be ceded under the New York, New Jersey and Connecticut multi-year, New Jersey excess or the aggregate excess agreements.

(2)FHCF Retention - provides coverage beginning 6/1/2007 for 1 year covering personal property excess catastrophe losses on policies written by Allstate Floridian, including policies remaining in force by Allstate Floridian and ceded to Royal Palm. The preliminary reinsurance premium is subject to redetermination for exposure changes.

(3)FHCF (Florida Hurricane Catastrophe Fund) – provides 90% reimbursement on qualifying personal property losses up to an estimated maximum per hurricane season, including policies remaining in force and underwritten by Allstate Floridian Insurance Company and Allstate Floridian Indemnity Company and ceded to Universal and Royal Palm. Estimated limits and retentions are calculated for Allstate Floridian Insurance Company and each of its subsidiaries independently, and are subject to annual remeasurements based on 6/30 exposure data. “Provisional retentions” are initial estimates subject to adjustment upward or downward to the actual retention which is determined based on the submitted exposures of all FHCF participants. As of 6/1/2007, the limits provided are an estimated $640 million for Allstate Floridian Insurance Company, $168 million for Allstate Floridian Indemnity Company, $47 million for Encompass Floridian Insurance Company, and $13 million for Encompass Floridian Indemnity Company for a total of $868 million. Provisional retentions for each of the Floridian companies are an estimated $125 million for Allstate Floridian Insurance Company, $33 million for Allstate Floridian Indemnity Company, $9 million for Encompass Floridian Insurance Company, and $3 million for Encompass Floridian Indemnity Company for a total of $170 million.

(4)FHCF Sliver - provides coverage beginning 6/1/2007 for 1 year covering primarily excess catastrophe losses not reimbursed by the FHCF. The provisional retention is $170 million and is subject to adjustment upward or downward to an actual retention that will equal the FHCF retention as respects business covered by this contract, including policies remaining in force by Allstate Floridian and ceded to Royal Palm. The preliminary reinsurance premium is subject to redetermination for exposure changes.

(5)FHCF Back-up – provides coverage beginning 6/1/2007 for 1 year covering personal property excess catastrophe losses and is contiguous to the FHCF payout. Coverage includes all in force policies. Recoveries, with certain limitations, are shared with Royal Palm in proportion to total losses qualifying for recovery. As the FHCF capacity is paid out, the retention on this agreement automatically adjusts to mirror the amount of the payout. The preliminary reinsurance premium is subject to redetermination for exposure changes.

(6)FHCF Excess - provides coverage beginning 6/1/2007 for 1 year covering excess catastrophe losses. Coverage includes all in force policies. Recoveries, with certain limitations, are shared with Royal Palm in proportion to total losses qualifying for recovery. The retention on this agreement is designed to attach above and contiguous to the FHCF and FHCF Back-up. As the FHCF and the FHCF Back-up are paid out, the retention automatically adjusts to mirror the amount of the payout. The preliminary reinsurance premium is subject to redetermination for exposure changes.

Highlights of certain other contract terms and conditions for the North-East and Allstate Floridian catastrophe management reinsurance agreements are listed in the following table.

	North-East	Allstate Floridian(1)

Business Reinsured	Personal Lines Property and Auto business	Personal Lines Property business

Location (s)	New York, New Jersey and Connecticut	Florida

Covered Losses	Hurricanes	Multi-peril – includes hurricanes and earthquakes

Brands Reinsured	Allstate Brand Encompass Brand	Allstate Brand Encompass Brand

Exclusions, other than typical market negotiated exclusions	Terrorism Commercial	Automobile Terrorism Commercial

Loss Occurrence	Hurricane event – our market share of PCS’ estimated modified industry catastrophe losses	Sum of all qualifying losses for specific occurrences over 168 hours Windstorm related occurrences over 96 hours Riot related occurrences over 72 hours

Loss adjustment expenses included within ultimate net loss	12.5%	12.5%

(1)  Allstate Floridian information relates to the FHCF Retention, FHCF, FHCF Sliver, FHCF Back-up and FHCF Excess agreements.

Reserve reestimates

The tables below show net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2007 and 2006, and the effect of reestimates in each year.

(in millions)	January 1 Reserves
	2007	2006
Auto	$9,995	$10,460
Homeowners	2,226	3,675
Other personal lines	2,235	2,619
Total Allstate Protection	$14,456	$16,754

Allstate brand	$13,220	$15,423
Encompass brand	1,236	1,331
Total Allstate Protection	$14,456	$16,754

	Three Months Ended September 30,				Nine Months Ended September 30,
	Reserve Reestimate(1)		Effect on Combined Ratio		Reserve Reestimate(1)		Effect on Combined Ratio
(in millions, except ratios)	2007	2006	2007	2006	2007	2006	2007	2006
Auto	$(77)	$(220)	(1.1)	(3.2)	$(289)	$(579)	(1.4)	(2.8)
Homeowners	49	(134)	0.7	(2.0)	71	(264)	0.4	(1.3)
Other lines	11	18	0.1	0.3	(33)	(71)	(0.2)	(0.4)
Total Allstate Protection	$(17)	$(336)	(0.3)	(4.9)	$(251)	$(914)	(1.2)	(4.5)

Allstate brand	$8	$(321)	0.1	(4.7)	$(184)	$(901)	(0.9)	(4.4)
Encompass brand	(25)	(15)	(0.4)	(0.2)	(67)	(13)	(0.3)	(0.1)
Total Allstate Protection	$(17)	$(336)	(0.3)	(4.9)	$(251)	$(914)	(1.2)	(4.5)

(1)  Favorable reserve reestimates are shown in parenthesis.

Favorable prior year reserve reestimates in the three months ended September 30, 2007 and first nine months of 2007 totaled $17 million and $251 million, respectively, compared to $336 million and $914 million, respectively, in the same periods of prior year, resulting primarily from auto claim severity development that was better than anticipated in previous estimates. Prior year reserve reestimates also include unfavorable catastrophe reserve reestimates totaling $57 million and $101 million in the three months and nine months ended September 30, 2007, respectively, compared to a favorable $36 million and $223 million in the three months and nine months ended September 30, 2006, respectively. The 2007 catastrophe reestimates were primarily attributable to increased claim expense reserves for 2005 events. The 2006 catastrophe reestimates were primarily attributable to lower loss estimates for additional living expenses, lower expected mold losses and a reduction in our accrual for an expected assessment from Citizens Property Insurance Corporation in Florida.

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

Summarized underwriting results are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006

Premiums written	$—	$—	$—	$1

Premiums earned	$—	$—	$—	$2
Claims and claims expense	(70)	(115)	(31)	(127)
Operating costs and expenses	(1)	(3)	(5)	(8)
Underwriting loss	$(71)	$(118)	$(36)	$(133)

Underwriting losses of $71 million in the third quarter of 2007 and $36 million in the first nine months of 2007 were primarily related to a $6 million unfavorable reestimate of asbestos reserves and a $63 million unfavorable reestimate of environmental reserves. The nine months ended September 30, 2007 also includes a $46 million reduction in the reinsurance recoverable valuation allowance related to Equitas Limited’s improved financial position as a result of its reinsurance coverage with National Indemnity Company. In the third quarter of 2006, unfavorable asbestos reserve reestimates totaled $86 million and unfavorable environmental reserve reestimates totaled $10 million.

During the quarter, we completed our annual review to evaluate and establish asbestos, environmental and other discontinued lines reserves. Reserves are recorded in the reporting period in which they are determined. Using established industry and actuarial best practices and assuming no change in the regulatory or economic environment, this detailed and comprehensive “ground up” methodology determines reserves based on assessments of the characteristics of exposure (e.g. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by policyholders.

Our net asbestos reserves by type of exposure and total reserve additions are shown in the following table.

	September 30, 2007			December 31, 2006
($ in millions)	Active Policyholders	Net Reserves	% of Reserves	Active Policyholders	Net Reserves	% of Reserves
Direct policyholders(1)
-Primary	52	$13	1%	47	$15	1%
-Excess	337	227	17	340	214	16
Total	389	240	18%	387	229	17%
Assumed reinsurance		220	16		203	15
Incurred but not reported (“IBNR”) claims		878	66		943	68
Total net reserves		$1,338	100%		$1,375	100%

Reserve additions		$6			$86

Net survival ratio(2)
-Annual		20.9			16.4
-3-Year		10.3			10.5

Net survival ratio excluding commutations, policy buy-backs and settlement agreements(2)
-Annual		24.6			24.8
-3-Year		24.2			25.1

(1)

During the first nine months of 2007, 15 direct primary and excess policyholders reported new claims, and claims of 13 policyholders were closed, so the number of direct policyholders with active claims increased by 2.

(2)	Our survival ratios are at levels we consider indicative of a strong asbestos reserve position.

Reserve additions for asbestos totaling $6 million in the third quarter of 2007 were primarily for products-related coverage. We continue to be encouraged that the pace of industry claim activity has slowed, reflecting various state legislative actions and increased legal scrutiny of the legitimacy of claims. IBNR now represents 66% of total net asbestos reserves, two points lower than at December 31, 2006. IBNR provides for estimated probable future unfavorable reserve development of known claims and future reporting of additional unknown claims from current and new policyholders and ceding companies. In the third quarter of 2006, our review resulted in reserve additions totaling $86 million primarily for products-related coverage.

Reserve additions for environmental totaling $63 million in the third quarter of 2007 were for increased claim activity related to site-specific remediations where the clean-up cost estimates and responsibility for the clean-up have been more fully determined. This increased claim activity over prior estimates has also resulted in an increased estimate for future claims reported. IBNR now represents 54% of total net environmental reserves, two points higher than at December 31, 2006. Our net environmental reserves totaled $248 million at September 30, 2007. In the third quarter of 2006, our review resulted in $10 million of unfavorable reserve reestimates related to existing active claims.

As of September 30, 2007, the allowance for uncollectible reinsurance was $185 million, or approximately 16% of total recoverables from reinsurers in the Discontinued Lines and Coverages segment.

We believe that our reserves are appropriately established based on assessments of pertinent factors and characteristics of exposure (e.g. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, assuming no change in the legal, legislative or economic environment.

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income increased 4.2% in the third quarter of 2007 and 7.2% in the first nine months of 2007 when compared to the same periods of 2006. These increases were principally due to increased portfolio yields and increased partnership income.

Net realized capital gains and losses, after-tax are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Investment write-downs	$(5)	$(8)	$(13)	$(22)
Dispositions	226	61	989	309
Valuation of derivative instruments	(40)	19	32	22
Settlements of derivative instruments	69	(106)	123	(76)
Realized capital gains and losses, pretax	250	(34)	1,131	233
Income tax (expense) benefit	(87)	12	(398)	(80)
Realized capital gains and losses, after-tax	$163	$(22)	$733	$153

For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

•                  Net income declined $65 million to $70 million in the third quarter of 2007 and increased $118 million to $434 million in the first nine months of 2007 compared to the same periods in 2006.

•                  Allstate Financial gross margin increased 6.5% to $506 million in the third quarter of 2007 and declined 5.4% to $1.49 billion in the first nine months of 2007 compared to the same periods of 2006.

•                  Contractholder fund deposits totaled $2.15 billion and $7.34 billion for the third quarter and first nine months of 2007, respectively, compared to $2.38 billion and $8.46 billion for the third quarter and first nine months of 2006, respectively.

•                  Investments as of September 30, 2007 declined 1.1% from September 30, 2006 and net investment income increased 2.2% and 3.1% in the third quarter and first nine months of 2007, respectively, compared to the same periods of 2006.

•                  Effective June 1, 2006, Allstate Financial disposed of substantially all of its variable annuity business through reinsurance with Prudential Financial Inc. (“Prudential”). The following table presents the results of operations attributable to our variable annuity business for the period of 2006 prior to the disposition.

(in millions)	Nine Months Ended September 30, 2006
Favorable/(unfavorable)
Life and annuity premiums and contract Charges	$136
Net investment income	16
Periodic settlements and accruals on non-hedge derivative instruments (1)	1
Contract benefits	(12)
Interest credited to contractholder funds (2)	(21)
Gross margin (3)	120
Realized capital gains and losses	(9)
Amortization of DAC and DSI (2)	(47)
Operating costs and expenses	(43)
Loss on disposition of operations	(88)
Income from operations before income tax expense	$(67)

Investment margin	$(4)
Benefit margin	15
Contract charges and fees margin	109
Gross margin (3)	$120

(1)	Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)

For purposes of calculating gross margin, amortization of deferred sales inducements (“DSI”) is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items. Amortization of DSI for variable annuities totaled $3 million in the first nine months of 2006.

(3)	Gross margin and its components are measures that are not based on GAAP and are defined on pages 49-50.

ALLSTATE FINANCIAL SEGMENT

Summarized financial data is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006

Revenues
Life and annuity premiums and contract charges	$449	$444	$1,386	$1,454
Net investment income	1,086	1,063	3,212	3,115
Realized capital gains and losses	(127)	(30)	—	(138)
Total revenues	1,408	1,477	4,598	4,431

Costs and expenses
Life and annuity contract benefits	(371)	(388)	(1,185)	(1,135)
Interest credited to contractholder funds	(685)	(667)	(2,007)	(1,939)
Amortization of DAC	(145)	(121)	(458)	(434)
Operating costs and expenses	(113)	(102)	(313)	(349)
Restructuring and related charges	(1)	(5)	—	(24)
Total costs and expenses	(1,315)	(1,283)	(3,963)	(3,881)

Gain (loss) on disposition of operations	6	(1)	8	(88)
Income tax expense	(29)	(58)	(209)	(146)
Net income	$70	$135	$434	$316

Investments at September 30			$76,314	$77,125

Life and annuity premiums and contract charges   Premiums represent revenues generated from traditional life, immediate annuities with life contingencies, accident and health and other insurance products that have significant mortality or morbidity risk. Contract charges are revenues generated from interest-sensitive and variable life, fixed annuities, institutional products and variable annuities for which deposits are classified as contractholder funds or separate accounts liabilities. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates. As a result, changes in contractholder funds are considered in the evaluation of growth and as indicators of future levels of revenues. Subsequent to the close of our reinsurance transaction with Prudential, variable annuity contract charges on the business subject to the transaction are fully reinsured to Prudential and presented net of reinsurance on the Condensed Consolidated Statements of Operations (see Note 5 to the Condensed Consolidated Financial Statements).

The following table summarizes life and annuity premiums and contract charges by product.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006

Premiums
Traditional life	$70	$68	$210	$207
Immediate annuities with life contingencies	32	59	161	177
Accident and health and other	97	84	280	247
Total premiums	199	211	651	631

Contract charges
Interest-sensitive life	230	215	677	632
Fixed annuities	19	17	56	53
Variable annuities	—	1	1	138
Bank and other	1	—	1	—
Total contract charges	250	233	735	823

Life and annuity premiums and contract charges	$449	$444	$1,386	$1,454

Total premiums declined 5.7% in the third quarter of 2007 compared to the third quarter of 2006 and increased 3.2% in the first nine months of 2007 compared to the same period of 2006. The decline in the third quarter of 2007 was due primarily to lower sales of immediate annuities with life contingencies, partially offset by higher sales of accident and health insurance products sold through workplaces. In the nine month period, an increase in sales of accident and health insurance products sold through workplaces exceeded a decline in sales of life contingent immediate annuities thereby resulting in an overall increase in premiums.

Contract charges increased 7.3% in the third quarter of 2007 and declined 10.7% in the first nine months of 2007 compared to the same periods of 2006. In the third quarter, the increase was the result of higher contract charges on interest-sensitive life insurance policies due to growth in contractholder funds. The decline in contract charges in the nine month period was due to the disposal of substantially all of our variable annuity business through reinsurance effective June 1, 2006. Excluding contract charges on variable annuities, contract charges increased 7.2% in the first nine months of 2007 compared to the same period of 2006. This increase also reflects higher contract charges on interest-sensitive life insurance policies due to growth in contractholder funds.

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

The following table shows the changes in contractholder funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Contractholder funds, beginning balance	$62,616	$62,008	$62,031	$60,040

Deposits
Fixed annuities	1,064	1,838	2,640	5,055
Institutional products (funding agreements)	500	—	3,000	1,600
Interest-sensitive life	346	352	1,042	1,052
Variable annuity and life deposits allocated to fixed accounts	—	—	1	98
Bank and other deposits	242	194	658	651
Total deposits	2,152	2,384	7,341	8,456

Interest credited	684	686	2,016	1,987

Maturities, benefits, withdrawals and other adjustments
Maturities of institutional products	(474)	(776)	(2,469)	(2,039)
Benefits	(439)	(382)	(1,275)	(1,145)
Surrenders and partial withdrawals	(1,604)	(1,368)	(4,191)	(4,175)
Contract charges	(200)	(187)	(590)	(554)
Net transfers from (to) separate accounts	3	(1)	9	(146)
Fair value hedge adjustments	61	16	27	(4)
Other adjustments	(58)	15	(158)	(25)
Total maturities, benefits, withdrawals and other adjustments	(2,711)	(2,683)	(8,647)	(8,088)
Contractholder funds, ending balance	$62,741	$62,395	$62,741	$62,395

Contractholder funds increased 0.2% and 0.6% in the third quarters of 2007 and 2006, and increased 1.1% and 3.9% in the first nine months of 2007 and 2006, respectively. Average contractholder funds increased 0.8% and 1.9% in the third quarter and first nine months of 2007, respectively, compared to the same periods in 2006. This is compared to an increase in average contractholder funds of 5.3% and 6.8% in the third quarter and first nine months of 2006, respectively, compared to the same periods in 2005.

Contractholder deposits declined 9.7% and 13.2% in the third quarter and first nine months of 2007, respectively, compared to the same periods of 2006. These declines were primarily due to lower deposits on fixed annuities partially offset by higher deposits on funding agreements. Deferred fixed annuity deposits were $996 million and $2.45 billion (including indexed annuities) in the third quarter and first nine months of 2007, respectively, a decrease of 43.8% and 49.1%, respectively, compared to the same periods in the prior year. These declines are indicative of lower industry-wide fixed annuity sales and our strategy to raise new business returns on capital for these products.

Surrenders and partial withdrawals increased 17.3% and 0.4% in the third quarter and first nine months of 2007, respectively, compared to the same periods of 2006. The increase in surrenders and partial withdrawals in the first nine months of 2007 was lessened by the impact of the absence in 2007 of surrenders and partial withdrawals related to the variable annuity business that was reinsured effective June 1, 2006. Subsequent to the effective date of that transaction, the net change in contractholder funds attributable to the reinsured variable annuity business is included as a component of the other adjustments line in the table above. Surrenders and partial withdrawals for the first nine months of 2006 include $120 million related to the reinsured variable annuity business. The annualized surrender and partial withdrawal rate on deferred fixed annuities, interest-sensitive life products and Allstate Bank products, based on the beginning of period contractholder funds, was 12.7% and 13.0% for the first nine months of 2007 and 2006, respectively.

Net investment income increased 2.2% in the third quarter and 3.1% in the first nine months of 2007 compared to the same periods of 2006. The increase in both periods was primarily due to increased partnership income and increased portfolio yields, including on floating rate instruments. For certain products, the yield changes on our floating rate instruments are primarily offset by changes in crediting rates to holders of our floating rate contracts, resulting in minimal impact on our gross margin.

Net income analysis   The following discussion should be read in conjunction with the Condensed Consolidated Statements of Operations which can be found under Part I. Item 1. This analysis provides supplemental information and should not be considered a replacement for the Condensed Consolidated Statements of Operations which are presented in accordance with GAAP.

Variability in net income may be caused by changes in net investment results, underwriting results, realized capital gains and losses, expenses (including the amortization of DAC), gain (loss) on the disposition of operations, and income tax expense. We have developed a supplemental analysis of net income to facilitate analysis of and provide greater insight into our results, which we call “gross margin”.

Gross margin, a non-GAAP measure, includes:

•      Life and annuity premiums,

•      Contract charges,

•      Net investment income,

•      Contract benefits,

•                  Interest credited to contractholder funds, excluding amortization of DSI reported in interest credited to contractholder funds. DSI is aggregated with DAC amortization expense in the analysis since it impacts net income in a consistent manner, and

•                  Periodic settlements and accruals on certain non-hedge derivative instruments (see additional discussion under “investment margin”) reported as realized capital gains and losses.

Gross margin is further divided into three components, investment margin, benefit margin, and contract charges and fees margin, in order to reveal trends that are otherwise difficult to observe in the Condensed Consolidated Statement of Operations. Each is a non-GAAP measure.

We use gross margin, its components, and other analysis presented below, to more effectively analyze changes in net income and to reveal more of the underlying financial performance of our business, including each of our major product groups. This analysis enables investors to also observe trends and variability in net investment results, underwriting results, and contract charges which would not otherwise be determinable. This analysis:

•                  Assists investors in understanding the sources of earnings and causes of periodic variability between periods;

•      Provides insights into changes in profitability due to changes in revenues and related incurred benefits;

•      Highlights operating trends that might otherwise not be transparent;

•      Helps reveal the reasonableness of our pricing assumptions; and

•                  Facilitates a better understanding of our financial performance.

Gross margin measures the excess of life and annuity premiums, contract charges and net investment income over the cost of contract benefits and interest credited to reserves and contractholder funds. This excess amount is available to cover our expenses (including the amortization of DAC) and income taxes. We believe it is important for investors and other users of our financial statements to effectively analyze and determine if our revenues are sufficient to cover expenses.

Investment margin is our measure of net investment results. The contribution of net investment results are difficult to observe in the Condensed Consolidated Statement of Operations. Net investment income is earned on invested assets supporting both the reserves for life-contingent contract benefits and contractholder funds and related capital. Net investment income supports the increases in the reserves for life-contingent contract benefits and contractholder funds that relate to interest credited to policyholders, which are reported on the Condensed Consolidated Statements of Operations in contract benefits and interest credited to contractholder funds, respectively. The implied interest on life-contingent contract benefits is reported in contract benefits and must be calculated to determine its charge to net investment results. Furthermore, since net investment income and interest credited to contractholder funds fluctuate with changes in market interest rates, they should be evaluated together, with implied interest credited to life-contingent contracts, so that their impact on net income can be more fully understood. The net effect of these items results in the impact of investment margin on net income.

Investment margin represents the excess (“spread”) of net investment income and periodic settlements and accruals on certain non-hedge derivative instruments over interest credited to contractholder funds and the implied interest credited on life-contingent immediate annuities included in the reserve for life-contingent contract benefits. We utilize certain derivative instruments as economic hedges of investments or contractholder funds or to replicate fixed income securities. These instruments do not qualify for hedge accounting or are not designated as hedges for accounting purposes. Such derivatives are accounted for at fair value, and reported in realized capital gains and losses. Periodic settlements and accruals on these derivative instruments are included as a component of investment margin, consistent with their intended use to enhance or maintain investment income and margin, and together with the economically hedged investments or product attributes (e.g., net investment income or interest credited to contractholders funds) or replicated investments, to appropriately reflect trends in product performance. Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating investment margin. We use investment margin to evaluate Allstate Financial’s profitability related to the difference (“spread”) between investment returns on assets supporting certain products and amounts credited to customers during a fiscal period. To further facilitate an understanding of investment spread for those policies with credited interest, we have provided in the investment margin section below a tabular presentation of the weighted average investment yield of the supporting invested assets, the weighted average crediting rate for liabilities, and the weighted average investment spreads.

Benefit margin is our measure of underwriting results. The net contribution of underwriting results is also difficult to observe in the Condensed Consolidated Statement of Operations making it difficult to determine its impact on net income. Although all premiums earned are included in underwriting results, only those contract charges related to insurance coverage purchased by the policyholder are attributed to underwriting results. Underwriting results are charged with all contract benefits excluding the implied interest on life-contingent contract benefits. The net effect of these items results in the impact of benefit margin on net income.

Benefit margin represents the excess of life, accident and health, and life-contingent immediate annuity premiums, cost of insurance contract charges and, prior to the disposal of substantially all of our variable annuity business through reinsurance, variable annuity contract charges for contract guarantees over certain contract benefits. These contract benefits include benefits paid for life-contingent contract benefits and benefits in excess of existing contractholder funds and changes in reserves for life-contingent contract benefits and exclude the implied interest on life-contingent immediate annuities, which is included in the calculation of investment margin. We use benefit margin to evaluate Allstate Financial’s underwriting performance, as it reflects the profitability of our products with respect to mortality or morbidity risk during a fiscal period.

Contract charges and fees margin is comprised primarily of surrender charges and maintenance expense fees, and excludes cost of insurance contract charges and, prior to the disposal of substantially all of our variable annuity business through reinsurance, variable annuity contract charges for contract guarantees which are both included in benefit margin.

Changes in other components of net income including the amortization of DAC and DSI, operating costs and expenses, restructuring expenses, income tax expense, the effects of realized capital gains and losses including the related amortization of DAC and DSI after tax, and gain (loss) on disposition of operations after tax are analyzed separately since they directly affect net income. The effects of realized capital gains and losses and gain (loss) on disposition of operations are presented net of tax to reveal their effect on net income to investors. Income tax expense excludes the amount shown net against realized capital gains and losses and related DAC and DSI amortization and gain (loss) on disposition of operations to clarify its proportional contribution to the remaining components of net income.

Gross margin, investment margin, benefit margin and contract charges and fees margin are supplemental analyses presented to enable more effective review of changes in net income and should not be considered as a substitute for net income and do not reflect the overall profitability of the business. Net income is the GAAP measure that is most directly comparable to these margins. Gross margin, investment margin, benefit margin and contract charges and fees margin are only components of net income and exclude other important components of net income. These other items are also presented in the analysis and discussion below in a manner designed to supplement and explain the Condensed Consolidated Statement of Operations and variability in net income. Gross margin is best considered in its context as a component of net income and is presented as such and is reconciled to GAAP net income in the table below.

Net income declined $65 million to $70 million in the third quarter of 2007 and increased $118 million to $434 million in the first nine months of 2007 compared to the same periods in 2006. The decline in the third quarter was mostly the result of higher net realized capital losses and DAC and DSI amortization, partially offset by increased gross margin. Higher net income in the first nine months of 2007 was primarily attributable to the absence of net realized capital losses in the current year and the prior year losses relating to the disposition of substantially all of our variable annuity business, and lower operating costs and expenses and DAC and DSI amortization, partially offset by lower gross margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006

Life and annuity premiums and contract charges	$449	$444	$1,386	$1,454
Net investment income	1,086	1,063	3,212	3,115
Periodic settlements and accruals on non-hedge derivative instruments (1)	12	14	36	44
Contract benefits	(371)	(388)	(1,185)	(1,135)
Interest credited to contractholder funds (2)	(670)	(658)	(1,963)	(1,907)
Gross margin	506	475	1,486	1,571

Amortization of DAC and DSI (2)(3)	(177)	(155)	(496)	(529)
Operating costs and expenses	(113)	(102)	(313)	(349)
Restructuring and related charges	(1)	(5)	—	(24)
Income tax expense	(68)	(65)	(220)	(217)
Realized capital gains and losses, after-tax	(82)	(19)	—	(89)
DAC and DSI amortization relating to realized capital gains and losses, after-tax (3)	11	16	(4)	40
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(8)	(9)	(23)	(28)
Gain (loss) on disposition of operations, after-tax	2	(1)	4	(59)
Net income	$70	$135	$434	$316

(1)	Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)

For purposes of calculating gross margin, amortization of DSI is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items. Amortization of DSI totaled $(15) million and $(9) million in the three months ended September 30, 2007 and 2006, respectively, and $(44) million and $(32) million in the first nine months of 2007 and 2006, respectively.

(3)

Amortization of DAC and DSI relating to realized capital gains and losses is analyzed separately because realized capital gains and losses may vary significantly between periods and obscure trends in our business. Amortization of DAC and DSI relating to realized capital gains and losses, pretax, was $17 million and $25 million in the third quarter of 2007 and 2006, respectively, and was $(6) million and $63 million in the first nine months of 2007 and 2006, respectively.

The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

	Three Months Ended September 30,
	Investment Margin		Benefit Margin		Contract Charges and Fees Margin		Gross Margin
(in millions)	2007	2006	2007	2006	2007	2006	2007	2006
Life and annuity premiums	$—	$—	$199	$211	$—	$—	$199	$211
Contract charges	—	—	166	154	84	79	250	233
Net investment income	1,086	1,063	—	—	—	—	1,086	1,063
Periodic settlements and accruals on non-hedge derivative instruments(1)	12	14	—	—	—	—	12	14
Contract benefits	(135)	(139)	(236)	(249)	—	—	(371)	(388)
Interest credited to contractholder funds(2)	(670)	(658)	—	—	—	—	(670)	(658)
	$293	$280	$129	$116	$84	$79	$506	$475

	Nine Months Ended September 30,
	Investment Margin		Benefit Margin		Contract Charges and Fees Margin		Gross Margin
(in millions)	2007	2006	2007	2006	2007	2006	2007	2006
Life and annuity premiums	$—	$—	$651	$631	$—	$—	$651	$631
Contract charges	—	—	484	482	251	341	735	823
Net investment income	3,212	3,115	—	—	—	—	3,212	3,115
Periodic settlements and accruals on non-hedge derivative instruments(1)	36	44	—	—	—	—	36	44
Contract benefits	(411)	(405)	(774)	(730)	—	—	(1,185)	(1,135)
Interest credited to contractholder funds(2)	(1,963)	(1,907)	—	—	—	—	(1,963)	(1,907)
	$874	$847	$361	$383	$251	$341	$1,486	$1,571

(1)	Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)

For purposes of calculating gross margin, amortization of DSI is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items. Amortization of DSI totaled $(15) million and $(9) million in the third quarter of 2007 and 2006, respectively, and $(44) million and $(32) million in the first nine months of 2007 and 2006, respectively.

Gross margin increased 6.5% in the third quarter of 2007 and declined 5.4% in the first nine months of 2007, compared to the same periods of 2006. The increase in the third quarter of 2007 was the result of increased investment, benefit, and contract charges and fees margin. The decline in the first nine months of 2007 was due to the absence in 2007 of gross margin on variable annuities that were reinsured effective June 1, 2006. Excluding the impact of the reinsured variable annuity business, gross margin increased 2.4% in the first nine months of 2007. This increase was attributable to higher investment and contract charges and fees margin, partially offset by lower benefit margin.

Investment margin by product group is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Annuities	$201	$188	$597	$579
Life insurance	63	61	181	166
Institutional products	29	31	91	95
Bank and other	—	—	5	7
Total investment margin	$293	$280	$874	$847

Investment margin increased 4.6% in the third quarter of 2007 and 3.2% in the first nine months of 2007 compared to the same periods of 2006. The increase in both periods was primarily due to increased weighted average spreads on fixed annuities and modest growth in contractholder funds.

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2007	2006	2007	2006	2007	2006
Interest-sensitive life	6.2%	6.2%	4.6%	4.7%	1.6%	1.5%
Deferred fixed annuities	5.8	5.8	3.7	3.8	2.1	2.0
Immediate fixed annuities with and without life contingencies	7.0	7.2	6.5	6.7	0.5	0.5
Institutional products	6.3	6.4	5.5	5.4	0.8	1.0
Investments supporting capital, traditional life and other products	5.7	6.2	N/A	N/A	N/A	N/A

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the nine months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2007	2006	2007	2006	2007	2006
Interest-sensitive life	6.2%	6.2%	4.6%	4.7%	1.6%	1.5%
Deferred fixed annuities	5.8	5.7	3.7	3.7	2.1	2.0
Immediate fixed annuities with and without life contingencies	7.1	7.2	6.5	6.6	0.6	0.6
Institutional products	6.1	6.0	5.2	5.0	0.9	1.0
Investments supporting capital, traditional life and other products	5.7	6.1	N/A	N/A	N/A	N/A

The following table summarizes the liabilities for these contracts and policies.

	As of September 30,
(in millions)	2007	2006
Immediate fixed annuities with life contingencies	$8,255	$8,051
Other life contingent contracts and other	4,644	4,621
Reserve for life-contingent contract benefits	$12,899	$12,672

Interest-sensitive life	$9,445	$9,237
Deferred fixed annuities	34,761	35,798
Immediate fixed annuities without life contingencies	3,819	3,727
Institutional products	13,500	12,459
Allstate Bank	746	781
Market value adjustments related to derivative instruments and other	470	393
Contractholder funds	$62,741	$62,395

Benefit margin by product group is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Life insurance	$133	$129	$379	$414
Annuities	(4)	(13)	(18)	(31)
Total benefit margin	$129	$116	$361	$383

Benefit margin increased 11.2% in the third quarter of 2007 and decreased 5.7% in the first nine months of 2007 compared to the same periods in 2006. The increase in the third quarter of 2007 was driven by favorable mortality experience on immediate annuities and, to a lesser extent, growth in policies in force. The decline in the first nine months of 2007 was due to the absence in 2007 of benefit margin on the reinsured variable annuity business, litigation related costs in the form of additional policy benefits and less favorable life mortality in 2007, partially offset by growth in policies in force and favorable mortality experience on immediate annuities.

Amortization of DAC and DSI, excluding amortization related to realized capital gains and losses, increased 14.2% in the third quarter of 2007 and decreased 6.2% in the first nine months of 2007 compared to the same periods of 2006. The increase in the third quarter of 2007 was primarily the result of an increase in gross margin attributable to annuities. The decline in the first nine months of 2007 was due to the absence of amortization in 2007 on the variable annuity business that was reinsured effective June 1, 2006. Excluding the impact of the reinsured variable annuity business, DAC and DSI amortization increased 10.5% in the first nine months of 2007 compared to the same period in the prior year due primarily to higher gross margin on annuities, partially offset by a favorable impact totaling $18 million relating to our annual comprehensive review of DAC and DSI assumptions (commonly referred to as “unlocking”). DAC and DSI amortization related to realized capital gains and losses, after-tax, reflected a credit to income of $11 million in third quarter of 2007 and a charge to income of $4 million in the first nine months of 2007. This is compared to a credit to income of $16 million and $40 million in the third quarter and first nine months of 2006, respectively. The impact of realized capital gains and losses on amortization of DAC and DSI is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

DAC and DSI were reduced by $726 million and $70 million, respectively, in 2006 as a result of the disposition of substantially all of Allstate Financial’s variable annuity business.

Operating costs and expenses increased 10.8% in the third quarter of 2007 compared to the same period of 2006 and declined 10.3% in the first nine months of 2007 compared to the same period of 2006. The following table summarizes operating costs and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006

Non-deferrable acquisition costs	$42	$38	$123	$137
Other operating costs and expenses	71	64	190	212
Total operating costs and expenses	$113	$102	$313	$349

Restructuring and related charges	$1	$5	$—	$24

Non-deferrable acquisition costs increased 10.5% in the third quarter of 2007 compared to the same period in the prior year due primarily to higher premium taxes and non-deferrable commissions on certain workplace products. Other operating costs and expenses increased 10.9% in the third quarter of 2007 due to higher technology spending. The decline in non-deferrable acquisition costs and other operating costs and expenses in the first nine months of 2007 compared to the same period of 2006 was due to the absence of expenses in 2007 related to the variable annuity business reinsured effective June 1, 2006. For the first nine months of 2006, non-deferrable acquisition costs and other operating costs and expenses included $19 million and $24 million, respectively, of expenses relating to the reinsured variable annuity business. Excluding the impact of the reinsured variable annuity business, in the first nine months of 2007, non-deferrable acquisition expenses increased 4.2% due to higher non-deferrable commissions on certain workplace products and other operating costs and expenses increased 1.1% due to higher technology spending.

Restructuring and related charges for the first nine months of 2006 reflect costs related to a voluntary termination offer.

Income tax expense, excluding income tax (expense) benefit related to realized capital gains and losses, DAC and DSI amortization related to realized capital gains and losses, and gain (loss) on disposition of operations, increased by 4.6% and 1.4% in the third quarter and first nine months of 2007 compared to the same periods in the prior year. The increase in both periods is proportional to the increase in the income to which the tax relates. The effective tax rates were relatively consistent in each of the periods.

Net realized capital gains and losses are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006

Investment write-downs	$(18)	$(8)	$(23)	$(17)
Dispositions	(30)	33	(44)	(118)
Valuation of derivative instruments	(58)	(47)	57	(33)
Settlement of derivative instruments	(21)	(8)	10	30
Realized capital gains and losses, pretax	(127)	(30)	—	(138)
Income tax benefit	45	11	—	49
Realized capital gains and losses, after-tax	$(82)	$(19)	$––	$(89)

For further discussion of realized capital gains and losses, see the Investments section of MD&A.

Gain (loss) on disposition of operations, after-tax, changed by a favorable $3 million and $63 million in the third quarter and first nine months of 2007, respectively, compared to the same periods in the prior year. This improvement was due to the recognition in the prior year of losses relating to the disposition of substantially all of Allstate Financial’s variable annuity business.

INVESTMENTS

An important component of our financial results is the return on our investment portfolios. Investment portfolios are segmented between the Property-Liability, Allstate Financial and Corporate and Other operations. The investment portfolios are managed based upon the nature of each respective business and its corresponding liability structure. The composition of the investment portfolios at September 30, 2007 is presented in the table below.

	Property-Liability		Allstate Financial(3)		Corporate and Other(3)		Total
(in millions)		Percent to total		Percent to total		Percent to total		Percent to total

Fixed income securities(1)	$32,176	77.4%	$63,045	82.6%	$1,948	59.6%	$97,169	80.2%
Equity securities(2)	6,752	16.3	972	1.3	87	2.6	7,811	6.5
Mortgage loans	792	1.9	9,681	12.7	—	—	10,473	8.6
Short-term	1,814	4.4	820	1.1	1,235	37.8	3,869	3.2
Other	11	—	1,796	2.3	—	—	1,807	1.5
Total	$41,545	100.0%	$76,314	100.0%	$3,270	100.0%	$121,129	100.0%

(1)       Fixed income securities are carried at fair value. Amortized cost basis for these securities was $31.72 billion, $62.49 billion and $1.85 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2)       Equity securities are carried at fair value. Cost basis for these securities was $5.24 billion, $969 million, and $87 million for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(3)       Balances reflect the elimination of related party investments between Allstate Financial and Corporate and Other.

Total investments increased to $121.13 billion at September 30, 2007 from $119.76 billion at December 31, 2006, primarily due to positive cash flows from operating activities, including increased funds associated with securities lending and securities sold with the agreement to repurchase, partially offset by decreased net unrealized gains on fixed income and equity securities.

The Property-Liability investment portfolio decreased to $41.55 billion at September 30, 2007, from $41.66 billion at December 31, 2006, primarily due to dividends paid to The Allstate Corporation partially offset by positive cash flows from operating activities and the repayment of the $500 million intercompany note by Allstate Life Insurance Company (“ALIC”) to its parent, Allstate Insurance Company (“AIC”), which was issued in December 2006.

The Allstate Financial investment portfolio increased to $76.31 billion at September 30, 2007, from $75.95 billion at December 31, 2006, primarily due to positive cash flows from operating activities, including increased funds associated with securities lending and securities sold with the agreement to repurchase, partially offset by decreased net unrealized gains on fixed income securities and the repayment of ALIC’s intercompany note to its parent, AIC.

The Corporate and Other investment portfolio increased to $3.27 billion at September 30, 2007, from $2.14 billion at December 31, 2006, primarily due to dividends received from AIC and the proceeds from the $1 billion of junior subordinated securities issued in May 2007, partially offset by cash flows used in financing activities.

Total investments at amortized cost related to collateral received in connection with securities lending business activities, funds received in connection with securities repurchase agreements, and collateral posted by counterparties related to derivative transactions increased to $4.51 billion at September 30, 2007 from $4.14 billion at December 31, 2006.

Fixed income securities by type are listed in the table below.

	September 30,	% to Total	December 31,	% to Total
(in millions)	2007	Investments	2006	Investments
U.S. government and agencies	$4,365	3.6%	$4,033	3.4%
Municipal	24,651	20.4	25,608	21.4
Corporate	40,363	33.3	40,825	34.1
Asset-backed securities	9,597	7.9	9,211	7.7
Commercial mortgage-backed securities	8,317	6.9	7,837	6.5
Mortgaged-backed securities	6,960	5.7	7,916	6.6
Foreign government	2,856	2.4	2,818	2.4
Redeemable preferred stock	60	—	72	—
Total fixed income securities	$97,169	80.2%	$98,320	82.1%

At September 30, 2007, 94.0% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from S&P’s, Fitch or Dominion or a rating of aaa, aa, a, or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

During the third quarter of 2007, the financial markets experienced liquidity declines, primarily in the residential mortgage and asset-backed commercial paper markets. Certain other asset-backed and real estate investment markets experienced similar illiquidity, but to a much lesser degree. After gaining assurance as to the reasonableness of our vendor pricing services, we have been able to continue to value our portfolio of these securities based upon independent market quotations.

Asset-backed and mortgage-backed fixed income securities by type are listed in the table below.

(in millions)	Aaa	Aa	A	Baa	Ba or lower	Fair value at September 30, 2007	% to Total Investments
Asset-backed securities
Asset-backed securities collateralized by sub-prime residential mortgage loans:
Asset-backed residential mortgage-backed securities (“ABS RMBS”)	70.9%	22.5%	6.6%	—	—	$4,418	3.6%
Asset-backed collateralized debt obligations (“ABS CDOs”)	67.2	26.2	4.5	0.6	1.5	84	0.1
Total asset-backed securities collateralized by sub-prime residential mortgage loans						4,502	3.7

Other collateralized debt obligations	34.0	26.7	27.4	7.9	4.0	2,118	1.7
Other asset-backed securities	69.0	8.0	11.1	9.2	2.7	2,977	2.5
Total Asset-backed securities						$9,597	7.9%

Mortgage-backed securities
U.S. Agency	100.0	—	—	—	—	$4,275	3.5%
Prime	96.6	3.4	—	—	—	1,345	1.1
Alt-A	95.0	3.7	1.3	—	—	1,335	1.1
Other	—	100.0	—	—	—	5	—
Total Mortgage-backed securities						$6,960	5.7%

Certain of our asset-backed securities and mortgage-backed securities are collateralized by residential mortgage loans that are characterized by borrowers of differing levels of creditworthiness: U.S. agency, prime, Alt-A and sub-prime. Our practice for acquiring and monitoring ABS RMBS (also known as “sub-prime RMBS”) and Alt-A mortgage-backed securities takes into consideration the quality of the originator, quality of the servicer, security credit rating, underlying characteristics of the mortgages, borrower characteristics, level of credit enhancement in the transaction, and bond insurer strength, where applicable. The originators and servicers of the underlying mortgage loans are primarily subsidiaries of large banks and broker/dealers. These securities are structured to experience losses according to the seniority level of each tranche, with the least senior tranche taking the first loss.

At September 30, 2007, we did not record any investment write-downs related to our ABS RMBS, ABS CDOs or Alt-A residential mortgage-backed securities. Although we do not currently anticipate other-than-temporary impairments on these securities, a deterioration of future market conditions could cause us to alter that outlook. In addition, based on our analysis and the seniority of our securities’ claim on the underlying collateral, we currently expect to receive all payments on these securities in accordance with their original contractual terms.

The following table presents additional information about our ABS RMBS portfolio including a summary by first and second lien collateral.

(in millions)	Fair value at September 30, 2007	% to Total Investments
ABS RMBS
First lien:
Fixed rate(1)	$1,247	1.0%
Variable rate(1)	2,204	1.8
Total first lien(2)	3,451	2.8
Second lien :
Insured	741	0.6
Other	226	0.2
Total second lien(3)	967	0.8
Total ABS RMBS	$4,418	3.6%

(1)       Fixed rate and variable rate refer to the primary interest rate characteristics of the underlying mortgages at the time of issuance.

(2)       The credit ratings of the first lien ABS RMBS were 65.7% Aaa, 26.2% Aa and 8.1% A at September 30, 2007.

(3)       The credit ratings of the second lien ABS RMBS were 89.7% Aaa, 9.1% Aa and 1.2% A at September 30, 2007.

ABS RMBS portfolio includes securities that are collateralized by mortgage loans issued to borrowers that cannot qualify for prime or alternative financing terms due in part to an impaired or limited credit history. It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit profile. As of September 30, 2007, the ABS RMBS portfolio had net unrealized losses of $225 million, which were comprised of $1 million of unrealized gains and $226 million of unrealized losses. This is compared to net unrealized losses of $37 million, which were comprised of $4 million of unrealized gains and $41 million of unrealized losses at June 30, 2007. During the third quarter of 2007, five second lien ABS RMBS with a value of $84 million were downgraded within the investment grade ratings. Since September 30, 2007, two tranches with a value of $21 million were downgraded within the investment grade ratings, one tranche with a value of $2 million was downgraded from A to Ba and one tranche with a value of $1 million was downgraded from Baa to Ba. During the third quarter of 2007, we acquired $145 million of ABS RMBS, and separately sold $48 million of ABS RMBS, recognizing a loss of $4 million. We also collected $247 million of principal repayments consistent with the expected cash flows. These repayments represent more than 5% of the amortized cost of our outstanding ABS RMBS portfolio at June 30, 2007.

At September 30, 2007, $964 million or 30.7% of the total ABS RMBS securities that are rated Aaa are currently insured by 6 bond insurers. $2.66 billion or 60.2% of the portfolio consisted of securities that were issued during 2006 and 2007. At September 30, 2007, 85.4% of these securities were rated Aaa, 12.9% rated Aa and 1.7% rated A. The expected weighted average life of our 2006 and 2007 ABS RMBS portfolio was estimated to be approximately 3.25 to 3.75 years at origination. As the underlying mortgages are repaid, the weighted average life at origination of the remaining positions will lengthen.

ABS CDOs are securities collateralized by a variety of other securities, including residential mortgage-backed securities that may be sub-prime. As of September 30, 2007, this portfolio had unrealized losses of $54 million, compared to unrealized losses of $7 million at June 30, 2007. During the third quarter of 2007, $25 million of a Aaa rated tranche of one ABS CDO was liquidated and we received full return of principal and interest, and one ABS

CDO with a value of $1 million was downgraded from A to Ba.

Other collateralized debt obligations consist of investments secured primarily by corporate credit obligations, including both investment grade and high yield corporate credits.

Other asset-backed securities consist primarily of investments secured by portfolios of credit card loans, auto loans, student loans and other consumer and corporate obligations.

Included in our mortgage-backed fixed income securities are Alt-A mortgage-backed securities at fixed or variable rates. The following table presents information about the collateral in our Alt-A holdings.

(in millions)	Fair value at September 30, 2007	% to Total Investments
Alt-A
Fixed rate	$694	0.6%
Variable rate	641	0.5
Total Alt-A	$1,335	1.1%

Alt-A mortgage-backed securities include certain securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. At September 30, 2007, the Alt-A portfolio had net unrealized losses of $10 million, which were comprised of $8 million of unrealized gains and $18 million of unrealized losses. At June 30, 2007, these securities had net unrealized losses of $5 million, which were comprised of $2 million of unrealized gains and $7 million of unrealized losses. $734 million or 55.0% of these securities were issued during 2006 and 2007. During the third quarter of 2007, we opportunistically acquired $233 million of Alt-A securities below par, which are rated Aaa, and separately sold $72 million of Alt-A securities recognizing a loss of $1 million.

Alternative investments included in our equity securities totaled $2.25 billion, or 1.9% of total investments, at September 30, 2007. This balance has increased 38.6% since December 31, 2006. Additionally, at September 30, 2007, we have commitments to invest in limited partnership investments totaling $1.58 billion. Alternative investments primarily are limited partnership investments that have exposure to private equity, real estate and hedge funds. Net investment income and realized capital gains for the third quarter and first nine months of 2007 reflect the benefits of an ongoing strategic asset allocation process, part of which has favored these investments in recent years. Net investment income on alternative investments was $48 million in the three months and $204 million in the nine months ended September 30, 2007, an increase of 50.0% and 42.7%, respectively, compared to the same periods in the prior year.

Unrealized net capital gains on fixed income and equity securities at September 30, 2007 were $2.62 billion, a decrease of $1.68 billion or 39.0% since December 31, 2006. The net unrealized gain for the fixed income portfolio totaled $1.11 billion, comprised of $2.67 billion of unrealized gains and $1.56 billion of unrealized losses at September 30, 2007. This is compared to a net unrealized gain for the fixed income portfolio totaling $2.54 billion at December 31, 2006, comprised of $3.17 billion of unrealized gains and $627 million of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at September 30, 2007, $1.45 billion or 92.8% were related to investment grade securities and are believed to be primarily interest rate related. Of the remaining $113 million of unrealized losses in the fixed income portfolio, $82 million or 72.6% were in the corporate fixed income portfolio and were primarily comprised of securities in the financial services, consumer goods, utilities, communications and capital goods sectors. The gross unrealized losses in these sectors were primarily company specific and interest rate related.

The net unrealized gain for the equity portfolio totaled $1.51 billion, comprised of $1.55 billion of unrealized gains and $42 million of unrealized losses at September 30, 2007. This is compared to a net unrealized gain for the equity portfolio totaling $1.75 billion at December 31, 2006, comprised of $1.77 billion of unrealized gains and $20 million of unrealized losses. Within the equity portfolio, the losses were primarily concentrated in the consumer goods, financial services, and banking sectors. The unrealized losses in these sectors were company and sector specific.

Our portfolio monitoring process identifies and evaluates, on a case-by-case basis, fixed income and equity securities whose carrying value may be other-than-temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost for fixed income securities or cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. The securities identified, and other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. We also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery as a result of approved programs involving the disposition of investments such as changes in duration, revisions to strategic asset allocations and liquidity actions, as well as certain dispositions anticipated by portfolio managers. All securities in an unrealized loss position at September 30, 2007 were included in our portfolio monitoring process for determining which declines in value were not other-than-temporary.

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

The following table summarizes problem, restructured and potential problem fixed income securities.

(in millions)	September 30, 2007			December 31, 2006
	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$43	$52	0.1%	$65	$84	0.1%
Restructured	35	35	—	33	33	—
Potential problem	134	120	0.1	139	149	0.2
Total net carrying value	$212	$207	0.2%	$237	$266	0.3%
Cumulative write-downs recognized(1)	$286			$298

(1)     Cumulative write-downs recognized only reflects write-downs related to securities within the problem, potential problem and restructured categories.

We have experienced a decrease in the amortized cost of fixed income securities categorized as problem and potential problem as of September 30, 2007 compared to December 31, 2006. The decrease in the problem category was primarily due to dispositions, including the pay-off of certain airline related investments. The decline in the potential problem category resulted from dispositions substantially offset by the addition of certain ABS CDOs, as well as a corporate bond issued by a prime mortgage lender.

We also evaluated each of these securities through our portfolio monitoring process at September 30, 2007 and recorded write-downs if appropriate. We further concluded that any remaining unrealized losses on these securities were temporary in nature and that we have the intent and ability to hold the security until recovery. While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

Net Investment Income  The following table presents net investment income for the three months and nine months ended September 30.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006

Fixed income securities	$1,401	$1,375	$4,162	$4,024
Equity securities(1)	74	59	291	225
Mortgage loans	152	136	441	407
Other	92	92	252	248
Investment income, before expense	1,719	1,662	5,146	4,904
Investment expense	(116)	(108)	(338)	(291)
Net investment income	$1,603	$1,554	$4,808	$4,613

(1) Net investment income from partnership interests	$48	$32	$204	$143

Net investment income increased 3.2% and 4.2% in the three months and nine months ended September 30, 2007 as compared to the same periods in the prior year.

Net Realized Capital Gains and Losses  The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006

Investment write-downs	$(24)	$(16)	$(37)	$(39)
Dispositions	195	97	952	186
Valuation of derivative instruments	(98)	(28)	89	(11)
Settlement of derivative instruments	48	(114)	133	(46)
Realized capital gains and losses, pretax	121	(61)	1,137	90
Income tax (expense) benefit	(41)	22	(400)	(29)
Realized capital gains and losses, after-tax	$80	$(39)	$737	$61

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

In the third quarter of 2007, we recognized $11 million of losses related to a change in our intent to hold certain securities with unrealized losses in the Property-Liability and Allstate Financial segments until they recover in value. The change in our intent is primarily related to strategic asset allocation decisions and ongoing comprehensive reviews of our portfolios. We identified $1.07 billion of securities which we did not have the intent to hold until recovery.

Realized gains on dispositions in the third quarter and first nine months of 2007 primarily related to our continuing tactical reallocation of equity securities in the Property-Liability portfolio totaling $226 million and $978 million, respectively.

Net realized losses related to valuations of derivative instruments were primarily due to changes in underlying interest rates. Approximately $32 million or 33% of the losses relate to economic hedging instruments that support investments whose valuation changes are reported in shareholders’ equity.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes. The following table summarizes our capital resources.

(in millions)	September 30, 2007	December 31, 2006
Common stock, retained income and other shareholders’ equity items	$21,224	$20,855
Accumulated other comprehensive income	410	991
Total shareholders’ equity	21,634	21,846
Debt	5,640	4,662
Total capital resources	$27,274	$26,508

Ratio of debt to shareholders’ equity	26.1%	21.3%
Ratio of debt to capital resources	20.7%	17.6%

Shareholders’ equity declined in the first nine months of 2007, due to share repurchases, decreases in unrealized net capital gains on investments and dividends paid to shareholders, partially offset by net income. As of September 30, 2007, our $4.00 billion share repurchase program, which commenced in November 2006, had $820 million remaining and is expected to be completed by March 31, 2008. The current $4.00 billion program was increased from $3.00 billion in May 2007, reflecting the amount of proceeds received from our issuance of $1.00 billion of junior subordinated securities as described below. Share repurchases during the second and third quarter of 2007 included an accelerated stock repurchase agreement which commenced on June 27, 2007 and settled on August 14, 2007 totaling $500 million. Our accelerated stock repurchase program was completed using available funds including the issuance of $1 billion of junior subordinated securities during the second quarter of 2007.

Debt increased in the first nine months 2007, due to increases in long-term debt and decreases in short term debt. In May 2007, we issued $500 million of Series A 6.50% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 and $500 million of Series B 6.125% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (together the “Debentures”), utilizing the registration statement filed with the Securities and Exchange Commission (“SEC”) in May 2006. These securities will be treated in part as equity by Moody’s and S&P in their assessment of the Company’s credit rating. Series A will be considered 100% equity by S&P until 2037, and 75% equity by Moody’s until 2017 and 50% equity until 2037. Series B will be considered 100% and 75% equity by S&P and Moody’s, respectively, until 2017. For further information on the issuance, see Note 11 to the Condensed Consolidated Financial Statements.

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

	Property-Liability(1)		Allstate Financial(1)		Corporate and Other(1)		Consolidated
(in millions)	2007	2006	2007	2006	2007	2006	2007	2006
Net cash (used in) provided by:
Operating activities	$1,866	$1,737	$2,060	$1,780	$192	$128	$4,118	$3,645
Investing activities	974	(1,525)	(793)	(2,112)	(1,100)	670	(919)	(2,967)
Financing activities	67	(293)	(787)	747	(2,615)	(1,118)	(3,335)	(664)
Net (decrease) increase in consolidated cash							$(136)	$14

(1)       Business unit cash flows reflect the elimination of intersegment dividends and borrowings.

Property-Liability  Higher cash provided by operating activities for Property-Liability in the first nine months of 2007, compared to the first nine months of 2006 was primarily due to lower claim payments in the current year, partially offset by lower premium collections.

Cash flows provided by investing activities increased in the first nine months of 2007, compared to the first nine months of 2006 primarily due to increased sales of equity securities.

Cash flows were provided by financing activities in the first nine months of 2007 compared to being used in the financing activities in the prior year primarily due to the repayment of short-term debt in the prior year.

Dividends were paid by AIC to its parent, The Allstate Corporation, totaling $3.50 billion in the first nine months of 2007. During 2007, AIC will have the capacity to pay a total of $4.92 billion in dividends without obtaining prior approval from the Illinois Department of Insurance.

Allstate Financial  Higher operating cash flows for Allstate Financial in the first nine months of 2007, compared to the first nine months of 2006, were primarily related to lower operating expenses and tax payments, an increase in investment income and higher premiums received, partially offset by increased policy and contract benefit payments and the absence in 2007 of contract charges on the reinsured variable annuity business.

Decreased cash flows used in investing activities were due to an unfavorable change in cash flows from financing activities. Also, cash flows used in investing activities in the prior year include the settlement of the disposal of substantially all of our variable annuity business.

Cash flows used in financing activities increased in the first nine months of 2007 compared to the first nine months of 2006 primarily due to decreased contractholder fund deposits and increases in contractholder surrenders and withdrawals. For quantification of the changes in contractholder funds, see the Allstate Financial Segment section of the MD&A.

Dividends of $85 million were paid by ALIC to its parent, AIC, in the third quarter of 2007. ALIC expects to pay dividends of approximately $240 million during the fourth quarter of 2007, and may seek regulatory approval for additional dividends. These dividends complement other proactive efforts to improve Allstate Financial’s returns.

Corporate and Other  Fluctuations in the Corporate and Other operating cash flows were primarily due to the timing of intercompany settlements. Investing activities primarily relate to investments in the portfolio of Kennett Capital, Inc. (“Kennett Capital”). Financing cash flows of the Corporate and Other segment reflect actions such as fluctuations in short-term debt, repayment of debt, proceeds from the issuance of debt, dividends to shareholders of The Allstate Corporation and share repurchases; therefore, financing cash flows are affected when we increase or decrease the level of these activities. Higher cash used in investing activities in the first nine months of 2007 when compared to the prior year was the result of increased dividends from subsidiaries to the holding company. Higher cash used in financing activities was the result of increased share repurchases.

The sources of liquidity for The Allstate Corporation include but are not limited to dividends from AIC and $2.74 billion of investments at Kennett Capital at September 30, 2007.

We have access to additional borrowing to support liquidity as follows:

•                  A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of September 30, 2007, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance fluctuates daily.

•                  In May 2007, we replaced our primary credit facility covering short-term liquidity requirements. Our new $1.00 billion unsecured revolving credit facility, has an initial term of five years expiring in 2012 with two one year extensions that can be exercised in the first or second year of the facility upon approval of existing or replacement lenders providing more than two thirds of the commitments to lend. This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capital resources ratio as defined in the agreement. This ratio at September 30, 2007 was 16.8%. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt. There were no borrowings under this line of credit during the first nine months of 2007. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed with the SEC in May 2006. We can use it to issue an unspecified amount of debt securities, common stock (including 326 million shares of treasury stock as of September 30, 2007), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

As described in Note 1, in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), at September 30, 2007, the total liability for net unrecognized tax benefits was $61 million. We believe it is reasonably possible that the liability balance will be reduced by $61 million within the next 12 months with the resolution of an outstanding issue resulting from the Internal Revenue Service examination of the 2003 and 2004 tax years.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended September 30, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our analysis and the seniority of our securities’ claims on the underlying collateral, we currently do not anticipate other-than-temporary impairments and we expect to receive all payments on our Asset-backed residential mortgage-backed securities (“ABS RMBS”), Asset-backed collateralized debt obligations (“ABS CDO”) and Alt-A mortgage-backed securities portfolio in accordance with their original contractual terms.

Changes in the actual or expected performance of mortgage-related securities, the actual or perceived financial strength and claims paying ability of bond insurers, or the valuation and market for these types of securities could lead us to reconsider our payment outlook and determine that write-downs are appropriate in the future.

The change in our unrecognized tax benefit during the next 12 months is subject to uncertainty.

As required by Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which was adopted as of January 1, 2007, we have disclosed our estimate of net unrecognized tax benefits and the reasonably possible increase or decrease in its balance during the next 12 months. We believe that this estimate has been appropriately established based on available facts and information, however, actual results may differ from our estimate for reasons such as changes in our position on specific issues, developments with respect to the governments’ interpretations of income tax laws or changes in judgment resulting from new information obtained in audits or the appeals process.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 - July 31, 2007	3,116,935	$58.5511	3,116,600	$1.4	Billion
August 1, 2007 - August 31, 2007	6,930,262	$50.5639	6,930,100	$1.1	Billion
September 1, 2007 - September 30, 2007	4,363,426	$55.1127	4,363,147	$820	Million
Total	14,410,623	$53.6688	14,409,847

(1)      In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors. The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

July:  335

August:  162

September:  279

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

The Allstate Corporation
(Registrant)

October 31, 2007	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

4

Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated October 30, 2007, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1