Form 10-K
period 2007-12-31
ALLSTATE CORP
filed 2008-02-27
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Yes ☒                        No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                        No ☒

          The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2007, was approximately $35.89 billion.

          As of January 31, 2008, the registrant had 560,420,277 shares of common stock outstanding.

Documents Incorporated By Reference

          Portions of the following documents are incorporated herein by reference as follows:

          Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement for its annual stockholders meeting to be held on May 20, 2008 (the "Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

        The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate®" slogan, Allstate provides insurance products to more than 17 million households through a distribution network that utilizes a total of approximately 14,900 exclusive agencies and exclusive financial specialists in the United States and Canada. Allstate is the second-largest personal property and casualty insurer in the United States on the basis of 2006 statutory premiums earned. In addition, according to A.M. Best, it is the nation's 12th largest issuer of life insurance business on the basis of 2006 ordinary life insurance in force and 16th largest on the basis of 2006 statutory admitted assets.

        Allstate has four business segments:

• Allstate Protection	• Discontinued Lines and Coverages
• Allstate Financial	• Corporate and Other

        In this annual report on Form 10-K, we occasionally refer to statutory financial information that has been prepared in accordance with the National Association of Insurance Commissioners Accounting Practices and Procedure Manual ("Manual"). All domestic United States insurance companies are required to prepare statutory-basis financial statements in accordance with the Manual. As a result, industry data is available that enables comparisons between insurance companies, including competitors that are not subject to the requirement to prepare financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"). We frequently use industry publications containing statutory financial information to assess our competitive position.

        Allstate's goal is to reinvent protection and retirement for the consumer. We help people realize their hopes and dreams through products and services designed to protect them from life's uncertainties and to prepare them for the future. To achieve this goal, Allstate is focused on the following operating priorities: consumer focus, operational excellence, enterprise risk and return, and capital management. In addition, we will continue to monitor market conditions and will consider business start-ups, acquisitions and alliances that would represent prudent uses of corporate capital and would forward our business objectives.

ALLSTATE PROTECTION SEGMENT

Products and Distribution

        Our Allstate Protection segment accounted for 94% of Allstate's 2007 consolidated insurance premiums and contract charges. In this segment, we sell principally private passenger auto and homeowners insurance, primarily through agencies. These products are marketed under the Allstate, Encompass® and Deerbrook® brand names.

        Allstate brand auto and homeowners insurance products are sold primarily through Allstate exclusive agencies and, to a lesser extent, through independent agencies in areas not served by exclusive agencies.

Encompass brand auto and homeowners insurance products as well as Deerbrook brand auto insurance products are sold through independent agencies.

        In many states, consumers also can purchase certain Allstate brand personal insurance products and obtain service through our Customer Information Centers.

        Our broad-based network of approximately 13,200 Allstate exclusive agencies in approximately 12,300 locations in the U.S. produced approximately 86% of the Allstate Protection segment's written premiums in 2007. The rest was generated primarily by approximately 10,300 independent agencies. We are among the five largest providers of personal property and casualty insurance products through independent agencies in the United States, based on statutory written premium information provided by A.M. Best for 2006.

        We sell a variety of other personal property and casualty insurance products, including landlords, personal umbrella, renters, condominium, residential fire, manufactured housing, boat owners, loan protection and selected commercial property and casualty products and we participate in the "involuntary" or "shared" private passenger auto insurance business in order to maintain our licenses to do business in many states. Through Allstate Motor Club, Inc. we also provide emergency road service. In some states, Allstate exclusive agencies offer non-proprietary property insurance products.

Competition

        The markets for personal private passenger auto and homeowners insurance are highly competitive. The following charts provide the market shares of our principal competitors in the U.S. by direct written premium for the year ended December 31, 2006 (the most recent date such competitive information is available) according to A. M. Best.

Private Passenger Auto Insurance		Homeowners Insurance
Insurer	Market Share	Insurer	Market Share
State Farm	17.6%	State Farm	21.1%
Allstate	11.3%	Allstate	11.5%
Progressive	7.5%	Farmers	6.6%
Government Employees Group	6.9%	Nationwide	4.8%
Farmers	5.0%	Travelers	4.3%
Nationwide	4.7%	USAA	3.9%

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

        Tiered Pricing and related underwriting and marketing programs use a number of risk evaluation factors. For auto insurance, these factors can include but are not limited to vehicle make, model and year; driver age and marital status; territory; years licensed; loss history; years insured with prior carrier, prior liability limits, prior lapse in coverage; and insurance scoring based on credit report information. For property insurance, these factors can include but are not limited to amount of insurance purchased; geographic location of the property; loss history; age and construction characteristics of the property; and insurance scoring based on credit report information.

        Our primary focus in using Tiered Pricing has been on acquiring and retaining new business. The program is designed to enhance Allstate's competitive position with respect to "high lifetime value" market segments while maintaining or improving profitability. "Lifetime value" is the discounted value of a customer's future cash flow stream. To estimate a customer's lifetime value score, we analyze characteristics about the customer (for example, age, marital status and driving record) and characteristics about the product the customer has purchased (for example: coverages, limits, and descriptors of the asset insured) on the basis of historic data patterns and trends. Because future loss and retention patterns of customers vary significantly, the distribution of lifetime values for a large group of customers will vary from very negative to very positive. "High lifetime value" generally refers to customers who potentially present more favorable prospects for profitability over the course of their relationships with us.

        Allstate® Your Choice Auto insurance allows qualified customers to choose from a variety of optional auto insurance packages at various prices that we believe differentiate Allstate from its competitors, and allow for increased growth and increased retention. Allstate® Your Choice Homeowners allows qualified customers to choose from options such as a claim-free bonus and greater ability to tailor their own home insurance protection coverage. Allstate BlueSM is our new non-standard auto insurance product which offers features such as a loyalty bonus and roadside assistance coverage.

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

        The following table reflects, in percentages, the principal geographic distribution of premiums earned for the Allstate Protection segment for the year ended December 31, 2007, based on information contained in statements filed with state insurance departments. No other jurisdiction accounted for more than five percent of the premiums earned for the segment.

California	10.9%
New York	10.0%
Texas	9.5%
Florida	9.0%
Pennsylvania	5.2%

        We continue to take actions to support earning an acceptable return on the risks assumed in our property business and to reduce the variability in our earnings, while providing quality protection to our customers. Accordingly, we expect to continue to adjust underwriting practices with respect to our property business in markets with significant catastrophe risk exposure.

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

        Information regarding the amount of premium earned for Allstate Protection segment products for the last three years is set forth in Part II, Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, page 56, in the table regarding premiums earned by brand. That table is incorporated in this Part I, Item 1 by reference.

ALLSTATE FINANCIAL SEGMENT

Products and Distribution

        Our Allstate Financial segment provides life insurance, retirement and investment products, and voluntary accident and health insurance products to individual and institutional customers. Our principal individual products are fixed annuities including deferred, immediate and indexed; interest-sensitive, traditional and variable life insurance; and voluntary accident and health insurance. We also distribute variable annuities through our bank distribution partners, however this product is fully reinsured with an unaffiliated entity. Our principal institutional product is funding agreements backing medium term notes. Banking products and services are also offered to customers through the Allstate Bank. The table on page 5 lists our major distribution channels for this segment, with the associated products and targeted customers.

        As the table indicates, we sell Allstate Financial products to individuals through multiple intermediary distribution channels, including Allstate exclusive agencies and exclusive financial specialists, independent agents, banks, broker-dealers, and specialized structured settlement brokers. We have distribution relationships with approximately 60 percent of the 75 largest banks, most of the national broker-dealers, a number of regional brokerage firms and many independent broker-dealers. We sell products through independent agents affiliated with approximately 150 master brokerage agencies. Independent workplace enrolling agents and Allstate exclusive agencies also sell our voluntary accident and health insurance products primarily to employees of small and medium size firms. We sell funding agreements to unaffiliated trusts used to back medium term notes.

Allstate Financial Distribution Channels, Products and Target Customers

Distribution Channel	Proprietary Products	Target Customers
Allstate exclusive agencies (Allstate Exclusive Agents and Allstate Exclusive Financial Specialists)	Term life insurance
Interest sensitive life insurance
Variable life insurance
Deferred fixed annuities (including indexed and market value adjusted "MVA")
Immediate fixed annuities
Bank products
(Certificates of deposit, money market accounts, savings accounts, checking accounts, first mortgage loans, home equity loans and Allstate Agency loans)
	Workplace life and voluntary accident and health insurance (Interest sensitive and term life insurance; disability income insurance; cancer, accident, critical illness and heart/stroke insurance; hospital indemnity; limited benefit medical insurance; and dental insurance)	Middle market consumers(1) with retirement and family financial protection needs
Independent agents (through master brokerage agencies)	Term life insurance Interest sensitive life insurance Variable life insurance Deferred fixed annuities (including indexed and MVA) Immediate fixed annuities	Mass market(2) and mass affluent consumers(3) with retirement and financial protection needs
Independent agents (as workplace enrolling agents)
	Workplace life and voluntary accident and health insurance (Interest sensitive and term life insurance; disability income insurance; cancer, accident, critical illness and heart/stroke insurance; hospital indemnity; limited benefit medical insurance; and dental insurance)	Middle market consumers with family financial protection needs employed by small, medium, and large size firms
Banks	Deferred fixed annuities (including indexed and MVA) Single premium fixed life insurance Variable annuities—fully reinsured with an unaffiliated entity	Middle market consumers with retirement needs
Broker-dealers	Deferred fixed annuities (including indexed and MVA) Single premium variable life insurance	Mass market and mass affluent consumers with retirement needs
Structured settlement annuity brokers	Structured settlement annuities	Typically used to fund or annuitize large claims or litigation settlements
Broker-dealers (Funding agreements)	Funding agreements backing medium term notes	Institutional and individual investors

(1)
Consumers with $50,000-$125,000 in household income

(2)
Consumers with $50,000-$75,000 in household income

(3)
Consumers with $75,000-$125,000 in household income

        Allstate exclusive agencies and exclusive financial specialists also sell the following non-proprietary products in addition to Allstate Financial products: mutual funds, variable annuities, and long-term care insurance.

Competition

        We compete on a wide variety of factors, including the scope of our distribution systems, the breadth of our product offerings, the recognition of our brands, our financial strength and ratings, our differentiated product features and prices, and the level of customer service that we provide. With regard to funding agreements, we compete principally on the basis of our financial strength and ratings.

        The market for life insurance, retirement and investment products continues to be highly fragmented and competitive. As of December 31, 2007, there were approximately 720 groups of life insurance companies in the United States, most of which offered one or more similar products. According to A.M. Best, as of December 31, 2006, the Allstate Financial segment is the nation's 12th largest issuer of life insurance and related business on the basis of 2006 ordinary life insurance in force and 16th largest on the basis of 2006 statutory admitted assets. In addition, because many of these products include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions. Competitive pressure continues to grow due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.

Geographic Markets

        We sell life insurance, retirement and investment, and voluntary accident and health insurance products throughout the United States. Through subsidiaries, we are authorized to sell various types of these products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. We sell funding agreements in the United States and in the Cayman Islands.

        The following table reflects, in percentages, the principal geographic distribution of statutory premiums and annuity considerations for the Allstate Financial segment for the year ended December 31, 2007, based on information contained in statements filed with state insurance departments.

Delaware	29.8%
California	7.7%
New York	5.9%
Florida	5.3%

        Approximately 99 percent of the statutory premiums and annuity considerations generated in Delaware represent deposits received in connection with funding agreements sold to trusts domiciled in Delaware. No other jurisdiction accounted for more than 5 percent of the statutory premiums and annuity considerations.

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

	Year Ended December 31,
GROSS ($ in millions)	2007	2006	2005
Gross reserve for property-liability claims and claims expense, beginning of year	$18,866	$22,117	$19,338
Incurred claims and claims expense
Provision attributable to the current year	18,107	17,247	25,319
Change in provision attributable to prior years	(70)	(816)	(127)

Total claims and claims expense	18,037	16,431	25,192
Claim payments
Claims and claims expense attributable to current year	11,026	10,349	14,966
Claims and claims expense attributable to prior years	7,012	9,333	7,447

Total payments	18,038	19,682	22,413

Gross reserve for property-liability claims and claims expense, end of year as shown on the Loss Reserve Reestimates table	$18,865	$18,866	$22,117

	Year Ended December 31,
NET ($ in millions)	2007	2006	2005
Net reserve for property-liability claims and claims expense, beginning of year	$16,610	$18,931	$16,761
Incurred claims and claims expense
Provision attributable to the current year	17,839	16,988	21,643
Change in provision attributable to prior years	(172)	(971)	(468)

Total claims and claims expense	17,667	16,017	21,175
Claim payments
Claims and claims expense attributable to current year	10,933	10,386	12,340
Claims and claims expense attributable to prior years	6,684	7,952	6,665

Total payments	17,617	18,338	19,005

Net reserve for property-liability claims and claims expense, end of year as shown on the Loss Reserve Reestimates table (1)	$16,660	$16,610	$18,931

(1)
Reserves for claims and claims expense are net of reinsurance of $2.21 billion, $2.26 billion and $3.19 billion at December 31, 2007, 2006 and 2005, respectively.

        The year-end 2007 gross reserves of $18.87 billion for property-liability insurance claims and claims expense, as determined under GAAP, were $3.45 billion more than the net reserve balance of $15.42 billion recorded on the basis of statutory accounting practices for reports provided to state regulatory authorities. The principal differences are reinsurance recoverables from third parties totaling $2.21 billion that reduce reserves for statutory reporting and are recorded as assets for GAAP reporting, and a liability for the reserves of the Canadian subsidiaries for $1.07 billion. Remaining differences are due to variations in requirements between GAAP and statutory reporting.

        As the tables above illustrate, Allstate's net reserve for property-liability insurance claims and claims expense at the end of 2006 decreased in 2007 by $172 million, compared to reestimates of the gross reserves of a decrease of $70 million. Net reserve reestimates in 2007, 2006 and 2005 were more favorable than the gross reserve reestimates due to reinsurance cessions.

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

Loss Reserve Reestimates

	December 31,
($ millions)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Gross Reserves for Unpaid Claims and Claims Expense	$17,403	$16,881	$17,814	$16,859	$16,500	$16,690	$17,714	$19,338	$22,117	$18,866	$18,865
Reinsurance Recoverable	1,630	1,458	1,653	1,634	1,667	1,672	1,734	2,577	3,186	2,256	2,205

Reserve For Unpaid Claims and Claims Expense	$15,773	$15,423	$16,161	$15,225	$14,833	$15,018	$15,980	$16,761	$18,931	$16,610	$16,660
Paid (cumulative) as of:
One year later	5,488	5,615	5,973	6,748	6,874	6,275	6,073	6,665	7,952	6,684
Two years later	8,361	8,638	9,055	10,066	9,931	9,241	9,098	9,587	11,293
Three years later	10,336	10,588	11,118	11,889	11,730	11,165	10,936	11,455
Four years later	11,587	11,950	12,197	12,967	12,949	12,304	12,088
Five years later	12,512	12,608	12,842	13,768	13,648	13,032
Six years later	12,967	13,038	13,434	14,255	14,135
Seven years later	13,294	13,532	13,800	14,617
Eight years later	13,735	13,835	14,085
Nine years later	14,000	14,084
Ten years later	14,228
Reserve Reestimated as of:
End of year	15,773	15,423	16,161	15,225	14,833	15,018	15,980	16,761	18,931	16,610	16,660
One year later	15,073	14,836	15,439	15,567	15,518	15,419	15,750	16,293	17,960	16,438
Two years later	14,548	14,371	15,330	15,900	16,175	15,757	15,677	16,033	17,876
Three years later	14,183	14,296	15,583	16,625	16,696	15,949	15,721	16,213
Four years later	14,168	14,530	16,317	17,249	16,937	16,051	15,915
Five years later	14,406	15,260	17,033	17,501	17,041	16,234
Six years later	15,109	16,024	17,302	17,633	17,207
Seven years later	15,899	16,292	17,436	17,804
Eight years later	16,184	16,431	17,595
Nine years later	16,326	16,581
Ten years later	16,476
Initial reserve in excess of (less than) reestimated reserve:
Amount of reestimate	$(703)	$(1,158)	$(1,434)	$(2,579)	$(2,374)	$(1,216)	$65	$548	$1,055	$172
Percent	(4.5%)	(7.5%)	(8.9%)	(16.9%)	(16.0%)	(8.1%)	0.4%	3.3%	5.6%	1.0%
Gross Reestimated Liability-Latest	$19,568	$19,566	$20,691	$20,896	$20,274	$19,285	$18,783	$19,330	$21,325	$18,796
Reestimated Recoverable-Latest	3,092	2,985	3,096	3,092	3,067	3,051	2,868	3,117	3,449	2,358

Net Reestimated Liability-Latest	$16,476	$16,581	$17,595	$17,804	$17,207	$16,234	$15,915	$16,213	$17,876	$16,438
Gross Cumulative Reestimate (Increase) Decrease	$(2,165)	$(2,685)	$(2,877)	$(4,037)	$(3,774)	$(2,595)	$(1,069)	$8	$792	$70

Amount of Reestimates for Each Segment

	December 31,
($ millions)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Net Discontinued Lines and Coverages Reestimate	(1,930)	(1,858)	(1,821)	(1,812)	(1,786)	(1,555)	(981)	(346)	(179)	(47)
Net Allstate Protection Reestimate	1,227	700	387	(767)	(588)	339	1,046	894	1,234	219

Amount of Reestimate (Net)	(703)	(1,158)	(1,434)	(2,579)	(2,374)	(1,216)	65	548	1,055	172

        As shown in the above table, the subsequent cumulative increase in the net reserves established from December 31, 1997 to December 31, 2002 reflects additions to reserves in the Discontinued Lines and Coverages Segment, primarily for asbestos and environmental liabilities, which offset the effects of favorable severity trends experienced by Allstate Protection, as discussed more fully below. The decreases in net reserves established as of December 31, 2003 to December 31, 2006 reflects favorable reestimates as more fully discussed below.

        The following table is derived from the Loss Reserve Reestimates table and summarizes the effect of reserve reestimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2007. The total of each column details the amount of reserve reestimates made in the indicated calendar year and shows the accident years to which the reestimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve reestimates for the indicated accident year(s). Favorable reserve reestimates are shown in this table in parenthesis.

Effect of Net Reserve Reestimates on
Calendar Year Operations

(in millions)	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	TOTAL
BY ACCIDENT YEAR
1997 & PRIOR	$(700)	$(525)	$(365)	$(15)	$238	$703	$790	$285	$142	$150	$703
1998		(62)	(100)	(60)	(4)	27	(26)	(17)	(3)	0	(245)
1999			(257)	(34)	19	4	(48)	1	(5)	9	(311)
2000				451	80	(9)	(92)	(17)	(2)	12	423
2001					352	(68)	(103)	(11)	(28)	(5)	137
2002						(256)	(183)	(49)	(2)	18	(472)
2003							(568)	(265)	(58)	11	(880)
2004								(395)	(304)	(14)	(713)
2005									(711)	(264)	(975)
2006										(89)	(89)

TOTAL	$(700)	$(587)	$(722)	$342	$685	$401	$(230)	$(468)	$(971)	$(172)	$(2,422)

        In 2007, favorable prior year reserve estimates were primarily due to Allstate Protection auto severity development that was less than what was anticipated in previous estimates. Decreased reserve reestimates for Allstate Protection more than offset increased reestimates of losses primarily related to environmental liabilities reported by the Discontinued Lines and Coverages segment.

        In 2006, 2005 and 2004, favorable prior year reserve estimates were primarily due to Allstate Protection auto injury severity and late reported loss development that was less than what was anticipated in previous reserve estimates and in 2006, also by catastrophe losses that were less than anticipated in previous estimates. Decreased reserve reestimates for Allstate Protection more than offset increased reestimates of losses primarily related to asbestos liabilities reported by the Discontinued Lines and Coverages segment.

        In 2003, unfavorable prior year reserve estimates were due to increases primarily related to asbestos and other discontinued lines, partially offset by favorable Allstate Protection auto injury severity and late reported loss development that was better than previous estimates.

        In 2002, unfavorable prior year reserve estimates were due to claim severity and late reported losses for Allstate Protection that were greater than what was anticipated in previous reserve estimates and to increased estimates of losses primarily related to asbestos and environmental liabilities in the Discontinued Lines and Coverages segment.

        In 2001, unfavorable prior year reserve estimates were due to greater volume of late reported weather related losses than expected from the end of the year 2000 which were reported in the year 2001, additional incurred losses on the 1994 Northridge earthquake, adverse results of class action and other litigation, upward reestimates of property losses and upward reestimates of losses in the Encompass and Canadian businesses.

        Favorable calendar year reserve reestimates in 1998 through 2000 were the result of favorable severity trends in each of the three years for Allstate Protection, which more than offset adverse reestimates in the Discontinued Lines and Coverages segment, primarily for asbestos and environmental liabilities, virtually all of which relates to 1984 and prior years. The favorable severity trend during this period was primarily the result of favorable injury severity trends, as compared to our anticipated trends. Favorable injury severity trends were largely due to more moderate medical cost inflation and the mitigating effects of our loss management programs.

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

        Agent and Broker Compensation.      In recent years, several states considered new legislation or regulations regarding the compensation of agents and brokers by insurance companies. The proposals ranged in nature from new disclosure requirements to new duties on insurance agents and brokers in dealing with customers. New disclosure requirements have been imposed in certain circumstances upon some agents and brokers in several states.

        Limitations on Dividends By Insurance Subsidiaries.      As a holding company with no significant business operations of its own, The Allstate Corporation relies on dividends from Allstate Insurance Company as one of the principal sources of cash to pay dividends and to meet its obligations, including the payment of principal and interest on debt. Allstate Insurance Company is regulated as an insurance company in Illinois and its ability to pay dividends is restricted by Illinois law. For additional information regarding those restrictions, see Part II, Item 5 of this report. The laws of the other jurisdictions that generally govern our other insurance subsidiaries contain similar limitations on the payment of dividends and in some jurisdictions the laws may be more restrictive.

        Holding Company Regulation.      The Allstate Corporation and Allstate Insurance Company are insurance holding companies subject to regulation in the jurisdictions in which their insurance subsidiaries do business. In the U.S., these subsidiaries are organized under the insurance codes of Florida, Illinois, Massachusetts, Nebraska, New Hampshire, New York and Texas, and some of these subsidiaries are considered commercially domiciled in California and Utah. Generally, the insurance codes in these states provide that the acquisition or change of "control" of a domestic or commercially domiciled insurer or of any person that controls such an insurer cannot be consummated without the prior approval of the relevant insurance regulator. In general, a presumption of "control" arises from the ownership, control, possession with the power to vote, or possession of proxies with respect to, ten percent or more of the voting securities of an insurer or of a person that controls an insurer. In addition, certain state insurance laws require pre-acquisition notification to state agencies of a change in control with respect to a non-domestic insurance company licensed to do business in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic insurer if certain conditions exist, such as undue market concentration. Thus, any transaction involving the acquisition of ten percent or more of The Allstate Corporation's common stock would generally require prior approval by the state insurance departments in California, Illinois, Massachusetts, Nebraska, New Hampshire, New York, Texas, and Utah. The prior approval of the Florida insurance department would be necessary for the acquisition of five percent or more. Moreover, notification would be required in those other states that have adopted pre-acquisition notification provisions and where the insurance subsidiaries are admitted to transact business. Such approval requirements may deter, delay or prevent certain transactions affecting the ownership of The Allstate Corporation's common stock.

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

        Variable Life Insurance, Variable Annuities and Registered Fixed Annuities.      The sale and administration of variable life insurance, variable annuities and registered fixed annuities with market value adjustment features are subject to extensive regulatory oversight at the federal and state level, including regulation and supervision by the Securities and Exchange Commission and the Financial Industry Regulatory Authority ("FINRA").

        Broker-Dealers, Investment Advisors and Investment Companies.      The Allstate entities that operate as broker-dealers, registered investment advisors and investment companies are subject to regulation and supervision by the Securities and Exchange Commission, FINRA and/or, in some cases, state securities administrators.

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

        Asbestos.      Congress has considered legislation to address asbestos claims and litigation in the past, but unified support among various defendant and insurer groups considered essential to any possible reform has been lacking. We cannot predict the impact on our business of possible future legislative measures regarding asbestos.

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

OTHER INFORMATION ABOUT ALLSTATE

        As of December 31, 2007, Allstate had approximately 38,000 full-time employees and 1,000 part-time employees.

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

        "Allstate" is one of the most recognized brand names in the United States. We use the names "Allstate," "Encompass," "Deerbrook," "Lincoln Benefit Life" and variations of these names extensively in our business, along with related logos and slogans, such as "Good Hands." Our rights in the United States to these names, logos and slogans continue so long as we continue to use them in commerce. Most of these service marks are the subject of renewable U.S. and/or foreign service mark registrations. We believe that these service marks are important to our business and we intend to maintain our rights to them by continued use.

Executive Officers

        The following table sets forth the names of our executive officers, their ages as of February 1, 2008, their positions, and the dates of their first election as officers. "AIC" refers to Allstate Insurance Company.

Name	Age	Position/Offices	Date First Elected Officer
Edward M. Liddy	62	Chairman of the Board of Directors of The Allstate Corporation. Mr. Liddy will retire on April 30, 2008.	1994
Thomas J. Wilson	50	Chairman-elect of The Allstate Corporation effective May 1, 2008; President, Chief Executive Officer and a director of The Allstate Corporation; also Chairman of the Board, President and Chief Executive Officer of AIC.	1995
Catherine S. Brune	54	Senior Vice President and Chief Information Officer of AIC.	1999
Frederick F. Cripe	50	Senior Vice President of AIC.	2000
Joan M. Crockett	57	Senior Vice President of AIC (Human Resources). Ms. Crockett will retire on March 31, 2008.	1994
Danny L. Hale	63	Vice President and Chief Financial Officer of The Allstate Corporation; Senior Vice President and Chief Financial Officer of AIC. Mr. Hale will retire on March 31, 2008.	2003
James E. Hohmann	52	President and Chief Executive Officer of Allstate Financial—Senior Vice President of AIC.	2007
Michele C. Mayes	58	Vice President and General Counsel of The Allstate Corporation; Senior Vice President, General Counsel and Assistant Secretary of AIC (Chief Legal Officer).	2007
Samuel H. Pilch	61	Acting Vice President and Chief Financial Officer effective March 3, 2008; Controller of The Allstate Corporation; Group Vice President and Controller of AIC.	1995
Michael J. Roche	56	Senior Vice President of AIC (Claims).	2005
George E. Ruebenson	59	President Allstate Protection—Senior Vice President of AIC.	1990
Eric A. Simonson	62	Senior Vice President and Chief Investment Officer of AIC (President, Allstate Investments, LLC).	2002
Steven P. Sorenson	43	Senior Vice President of AIC (Allstate Protection Product Distribution).	2000
Joan H. Walker	60	Senior Vice President of AIC (Corporate Relations) and Interim Chief Marketing Officer of AIC.	2005

        Each of the officers named above may be removed from office at any time, with or without cause, by the board of directors of the relevant company.

        With the exception of Mr. Hohmann, Mr. Roche, Ms. Mayes and Ms. Walker, these officers have held the listed positions for at least the last five years or have served Allstate in various executive or administrative capacities for at least five years.

        Prior to joining Allstate in 2007, Mr. Hohmann was President and Chief Operating Officer of Conseco, Inc. in 2006 and Executive Vice President and Chief Administrative Officer from 2004 to 2006. Mr. Hohmann also served as President and Chief Executive Officer of XL Life and Annuity from 2001 to 2004.

        Prior to joining Allstate in 2002, Mr. Roche was Group President of Small Business Finance for Heller Financial from 1990 to 2002. Prior to joining Allstate in 2007, Ms. Mayes served as Senior Vice President and General Counsel of Pitney Bowes since 2003 and Vice President, Assistant Secretary and Counsel of Colgate-Palmolive Company from 2001 to 2003.

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

Risks Relating to the Property-Liability business

As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events

        Because of the exposure of our property and casualty business to catastrophic events, our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made disasters, including earthquakes, volcanoes, wildfires, tornadoes, hurricanes, tropical storms and certain types of terrorism. We may continue to incur catastrophe losses in our auto and property business in excess of those experienced in prior years, in excess of those that management projects would be incurred based on hurricane and earthquake losses which have a one percent probability of occurring on an annual aggregate countrywide basis, in excess of those that external modeling firms estimate would be incurred based on other levels of probability, in excess of the average expected level used in pricing, and in excess of our current reinsurance coverage limits. While we believe that our catastrophe management initiatives will reduce the potential magnitude of possible future losses due to natural catastrophes, we continue to be exposed to catastrophes that could have a material adverse effect on operating results and financial position. For example, our historical catastrophe experience includes losses relating to Hurricane Katrina in 2005 totaling $3.4 billion, the Northridge earthquake of 1994 totaling $2.1 billion and Hurricane Andrew in 1992 totaling $2.3 billion. We are also exposed to assessments from the California Earthquake Authority, and various state-created catastrophe insurance facilities, and to losses that could surpass the capitalization of these facilities. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which result in extraordinary losses or a downgrade of our debt or financial strength ratings.

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

The nature and level of catastrophes in any period cannot be predicted and could be material to catastrophe losses

        Although, along with others in the industry, we use models developed by third party vendors in assessing our property exposure to catastrophe losses that assume various conditions and probability scenarios, such models do not necessarily accurately predict future losses or accurately measure losses currently incurred. Catastrophe models, which have been evolving since the early 1990s, use historical information about hurricanes and earthquakes and also utilize detailed information about our in-force business. While we use this information in connection with our pricing and risk management activities, there are limitations with respect to its usefulness in predicting losses in any reporting period. These limitations are evident in significant variations in estimates between models and modelers, material increases and decreases in model results due to changes and refinements of the underlying data elements, assumptions which lead to questionable predictive capability, and actual event conditions that have not been well understood previously and not incorporated into the models. In addition, the models are not necessarily reflective of actual demand surge, loss adjustment expenses and the occurrence of mold losses, which are subject to wide variation by event or location.

Impacts of catastrophes and our catastrophe management strategy may adversely affect premium growth

        We believe that the actions we are taking to support earning an acceptable return on the risks assumed in our property business and to reduce the variability in our earnings, while providing quality protection to our customers, will be successful over the long term, however they have a negative impact on near-term growth, earnings and reputation. Homeowners premium growth rates and retention could be more adversely impacted than we expect by adjustments to our business structure, size and underwriting practices in markets with significant catastrophe risk exposure. In addition, due to the diminished potential for cross-selling opportunities, new business growth in our auto lines could be lower than expected.

Unanticipated increases in the severity or frequency of claims may adversely affect our profitability

        Changes in the severity or frequency of claims may affect the profitability of our Allstate Protection segment. Changes in bodily injury claim severity are driven primarily by inflation in the medical sector of the economy. Changes in auto physical damage claim severity are driven primarily by inflation in auto repair costs, auto parts prices and used car prices. Changes in homeowner's claim severity are driven by inflation in the construction industry, in building materials and in home furnishings and by other economic and environmental factors, including increased demand for services and supplies in areas affected by catastrophes. However, changes in the level of the severity of claims are not limited to the effects of inflation and demand surge in these various sectors of the economy. Increases in claim severity can arise from unexpected events that are inherently difficult to predict. Examples of such events include a decision in 2001 by the Georgia Supreme Court that diminished value coverage was included in auto policies under Georgia law and the emergence of mold-related homeowners losses in the state of Texas during 2002. Although from time to time we pursue various loss management initiatives in the Allstate Protection segment in order to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity.

        Our Allstate Protection segment has experienced a long-term decline in claim frequency. Other participants in the industry have also experienced a similar decline. We believe that this decrease may be attributable to a combination of several factors, including increases in the level of policy deductibles chosen by policyholders, improvements in car and road safety, aging of the population, increased driver education and restrictions for new drivers, decreases in policyholder submission of claims for minor losses, more cars than drivers per household, and our implementation of improved underwriting criteria. The short-term level of claim frequency we experience may vary from period to period and may not be sustainable over the longer term. A significant long-term increase in claim frequency could have an adverse effect on our operating results and financial condition.

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

Predicting claim expense relating to asbestos, environmental, and other discontinued lines is inherently uncertain

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

Regulation limiting rate increases and requiring us to underwrite business and participate in loss sharing arrangements may decrease our profitability

        From time to time, political events and positions affect the insurance market, including efforts to suppress rates to a level that may not allow us to reach targeted levels of profitability. For example, when Allstate Protection's loss ratio compares favorably to that of the industry, state regulatory authorities may impose rate rollbacks, require us to pay premium refunds to policyholders, or resist or delay our efforts to raise rates even if the property and casualty industry generally is not experiencing regulatory resistance to rate increases. Such resistance affects our ability, in all product lines, to obtain approval for rate changes that may be required to achieve targeted levels of profitability and returns on equity. Our ability to afford reinsurance required to reduce our catastrophe risk in designated areas may be dependent upon the ability to adjust rates for its cost.

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

The potential benefits of implementing our sophisticated risk segmentation process ("Tiered Pricing") may not be fully realized

        We believe that Tiered Pricing and underwriting (including Strategic Risk Management which, in some situations, considers information that is obtained from credit reports among other factors) has allowed us to be more competitive and operate more profitably. However, because many of our competitors have adopted underwriting criteria and tiered pricing models similar to those we use and because other competitors may follow suit, our competitive advantage could decline or be lost. Further, the use of insurance scoring from information that is obtained from credit reports as a factor in underwriting and pricing has at times been challenged by regulators, legislators, litigants and special interest groups in various states. Competitive pressures could also force us to modify our Tiered Pricing model. Furthermore, we can not be assured that Tiered Pricing models will accurately reflect the level of losses that we will ultimately incur from the mix of new business generated. Moreover, to the extent that competitive pressures limit our ability to attract new customers, our expectation that the amount of business written using Tiered Pricing will increase may not be realized.

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

Risks Relating to the Allstate Financial Segment

Changes in underwriting and actual experience could materially affect profitability

        Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity, persistency and operating costs and expenses of the business. Management establishes target returns for each product based upon these factors and the average amount of capital that the company must hold to support in-force contracts, satisfy rating agencies and meet regulatory requirements. We monitor and manage our pricing and overall sales mix to achieve target new business returns on a portfolio basis, which could result in the discontinuation of products or distribution relationships and a decline in sales. Profitability from new business emerges over a period of years depending on the nature and life of the product and is subject to variability as actual results may differ from pricing assumptions.

        Our profitability in this segment depends on the adequacy of investment spreads, the management of market and credit risks associated with investments, the sufficiency of premiums and contract charges to cover mortality and morbidity benefits, the persistency of policies to ensure recovery of acquisition expenses, and the management of operating costs and expenses within anticipated pricing allowances. Legislation and regulation of the insurance marketplace and products could also affect our profitability.

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

Changes in market interest rates may lead to a significant decrease in the sales and profitability of spread-based products

        Our ability to manage the Allstate Financial spread-based products, such as fixed annuities and institutional products, is dependent upon maintaining profitable spreads between investment yields and interest crediting rates. When market interest rates decrease or remain at relatively low levels, proceeds from investments that have matured or have been prepaid or sold may be reinvested at lower yields, reducing investment spread. Lowering interest crediting rates in such an environment can offset decreases in investment yield on some products. However, these changes could be limited by market conditions, regulatory or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields. Decreases in the rates offered on products in the financial segment could make those products less attractive, leading to lower sales and/or changes in the level of policy loans, surrenders and withdrawals and accelerating maturities of institutional products. Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium- and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new customer deposits. Increases in market interest rates can also have negative effects on Allstate Financial, for example by increasing the attractiveness of other investments to our customers, which can lead to higher surrenders at a time when the segment's fixed income investment asset values are lower as a result of the increase in interest rates. For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind rising market yields. We may react to market conditions by increasing crediting rates, which could narrow spreads and reduce profitability. Unanticipated surrenders could result in accelerated amortization of deferred policy acquisition costs ("DAC") or affect the recoverability of DAC and thereby increase expenses and reduce profitability.

Changes in estimates of profitability on interest-sensitive life, fixed annuities and other investment products may have an adverse effect on results through increased amortization of DAC

        DAC related to interest-sensitive life, fixed annuities and other investment contracts is amortized in proportion to actual historical gross profits and estimated future gross profits ("EGP") over the estimated lives of the contracts. Assumptions underlying EGP, including those relating to margins from mortality, investment margin, contract administration, surrender and other contract charges, are updated from time to time in order to reflect actual and expected experience and its potential effect on the valuation of DAC. Updates to these assumptions could result in DAC unlocking, which in turn could adversely affect our profitability and financial condition.

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

Risks Relating to Investments

We are subject to market risk and declines in credit quality

        Although we are exploring the possibility of adopting an enhanced asset allocation model to assess our exposure to market risk on an enterprise-wide basis, rather than on a more limited business unit basis, and to improve overall returns without increasing enterprise portfolio risk, we will remain subject to the risk that we will incur losses due to adverse changes in equity, interest, commodity or foreign currency exchange rates and prices. Our primary market risk exposures are to changes in interest rates and equity prices and, to a lesser degree, changes in foreign currency exchange rates and commodity prices. In addition, we are subject to potential declines in credit quality, either related to issues specific to certain industries or to a weakening in the economy in general. Although to some extent we use derivative financial instruments to manage these risks, the effectiveness of such instruments is subject to the same risks. For additional information on market risk, see the "Market Risk" section of Management's Discussion and Analysis.

        A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new investments that may yield less than the portfolio's average rate. In a declining interest rate environment, borrowers may prepay or redeem securities more quickly than expected as they seek to refinance at lower rates. A decline could also lead us to purchase longer-term or otherwise riskier assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. An increase in market interest rates could have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio. A declining equity market could also cause the investments in our pension plans to decrease or decreasing interest rates could cause the funding target and the projected benefit obligation of our pension plans or the accumulated benefit obligation of our other post retirement benefit plans to increase, either or both resulting in a decrease in the funded status of the plans and a reduction of shareholders equity, increases in pension expense and increases in required contributions to the pension plans. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities, including realized losses relating to equity and derivative strategies.

Deteriorating financial performance on securities collateralized by mortgage loans and commercial mortgage loans may lead to write-downs

        We continue to believe that the unrealized losses on securities collateralized by mortgage loans and commercial mortgage loans are not necessarily predictive of the performance of the underlying collateral, and that, in the absence of further deterioration in the collateral relative to our positions in the securities' respective capital structure, we expect the unrealized losses should reverse over the remaining lives of the securities. However, future market conditions could cause us to alter that outlook. Changes in mortgage delinquency or recovery rates, credit rating changes by rating agencies, bond insurer strength or rating, and the quality of service provided by service providers on securities in our portfolios could lead us to determine that write-downs are appropriate in the future.

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

Risks Relating to the Insurance Industry

Our future results are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive

        The insurance industry is highly competitive. Our competitors include other insurers and, because many of our products include a savings or investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions. Many of our competitors have well-established national reputations and market similar products. Because of the competitive nature of the insurance industry, including competition for producers such as exclusive and independent agents, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressures will not have a material adverse effect on our business, operating results or financial condition. Furthermore, certain competitors operate using a mutual insurance company structure and therefore, may have dissimilar profitability and return targets. Our ability to successfully operate may also be impaired if we are not effective in filling critical leadership positions, in developing the talent and skills of our human resources, in assimilating new executive talent into our organization, or in deploying human resource talent consistently with our business goals.

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

We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth

        As insurance companies, broker-dealers, investment advisers and/or investment companies, many of our subsidiaries are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators, the SEC, Financial Industry Regulatory Authority, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal issue may not result in compliance with another's interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator's or enforcement authority's interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator's or enforcement authority's interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products, not holders of securities issued by The Allstate Corporation. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business.

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

Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business

        Market conditions beyond our control determine the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. For example, our ability to afford reinsurance to reduce our catastrophe risk in designated areas may be dependent upon our ability to adjust premium rates for its cost, and there are no assurances that the terms and rates we predicted in our estimate of the cost for the current year Allstate Floridian program will be available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our exposure risk, reduce our insurance writings, or develop or seek other alternatives.

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

The continued threat of terrorism and ongoing military actions may adversely affect the level of claim losses we incur and the value of our investment portfolio

        The continued threat of terrorism, both within the United States and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and losses from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and result in loss of life, property damage, disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by the continued threat of terrorism. We seek to mitigate the potential impact of terrorism on our commercial mortgage portfolio by limiting geographical concentrations in key metropolitan areas and by requiring terrorism insurance to the extent that it is commercially available. Additionally, in the event that terrorist acts occur, both Allstate Protection and Allstate Financial could be adversely affected, depending on the nature of the event.

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

Changes in accounting standards issued by the Financial Accounting Standards Board ("FASB") or other standard-setting bodies may adversely affect our financial statements

        Our financial statements are subject to the application of generally accepted accounting principles, which are periodically revised, interpreted and/or expanded. Accordingly, we are required to adopt new guidance or interpretations, or could be subject to existing guidance as we enter into new transactions, which may have a material adverse effect on our results of operations and financial condition that is either unexpected or has a greater impact than expected. For a description of changes in accounting standards that are currently pending and, if known, our estimates of their expected impact, see Note 2 of the consolidated financial statements.

The change in our unrecognized tax benefit during the next 12 months is subject to uncertainty

        As required by FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", which was adopted as of January 1, 2007, we have disclosed our estimate of net unrecognized tax benefits and the reasonably possible increase or decrease in its balance during the next 12 months. However, actual results may differ from our estimate for reasons such as changes in our position on specific issues, developments with respect to the governments' interpretations of income tax laws or changes in judgment resulting from new information obtained in audits or the appeals process.

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

Changing climate conditions may adversely affect our financial condition, results of operations or cash flows

        Allstate recognizes the scientific view that the world is getting warmer. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of extreme weather events and wildfires. Such changes could also impact the affordability and availability of homeowners insurance. To the extent that climate change impacts mortality rates and those changes do not match the long-term mortality assumptions in our product pricing, our Allstate Financial segment would be impacted.

Loss of key vendor relationships could affect our operations

        We rely on services and products provided by many vendors in the United States and abroad. These include, for example, vendors of computer hardware and software and vendors of services such as claim adjustment services and human resource benefits management services. In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, we may suffer operational impairments and financial losses.

Item 1B. Unresolved Staff Comments

        None.

Item 2. Properties

        Our home office complex is located in Northbrook, Illinois. As of December 31, 2007, the Home Office complex consists of several buildings totaling approximately 2.3 million square feet of office space on a 250-acre site.

        We also operate from approximately 1,400 administrative, data processing, claims handling and other support facilities in North America. Approximately 4.4 million square feet are owned and 7.0 million square feet are leased. In addition, we lease three properties as lessee in Northern Ireland comprising approximately 152,900 square feet and 53 properties in Canada comprising approximately 240,000 square feet. Generally, only major facilities are owned. In a majority of cases, new lease terms and renewals are for five years or less.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        As of January 31, 2008, there were 122,739 record holders of The Allstate Corporation's common stock. The principal market for the common stock is the New York Stock Exchange but it is also listed on the Chicago Stock Exchange. Set forth below are the high and low New York Stock Exchange Composite listing prices of, and cash dividends declared for, the common stock during 2007 and 2006.

	High	Low	Close	Dividends Declared
2007
First quarter	65.85	58.28	60.06	.38
Second quarter	63.73	59.46	61.51	.38
Third quarter	62.45	50.25	57.19	.38
Fourth quarter	59.23	48.90	52.23	.38
2006
First quarter	56.09	50.22	52.11	.35
Second quarter	57.69	50.30	54.73	.35
Third quarter	62.94	54.16	62.73	.35
Fourth quarter	66.14	60.66	65.11	.35

        The payment of dividends by Allstate Insurance Company to The Allstate Corporation is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. In the twelve-month period ending December 31, 2007, Allstate Insurance Company paid dividends of $4.92 billion. Based on the greater of 2007 statutory net income or 10% of statutory surplus, the maximum amount of dividends that Allstate Insurance Company will be able to pay without prior Illinois Department of Insurance approval at a given point in time in 2008 is $4.96 billion, less dividends paid during the preceding twelve months measured at that point in time. Notification and approval of intercompany lending activities is also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 - October 31, 2007	3,425,958	$56.1267	3,425,075	$627 million
November 1, 2007 - November 30, 2007	3,651,893	$51.6180	3,650,421	$439 million
December 1, 2007 - December 31, 2007	3,831,782	$51.8870	3,831,782	$240 million
Total	10,909,633	$53.1284	10,907,278

(1)
In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors. The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

October:    883
November:    1,472
December:    none

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

On February 26, 2008, Allstate announced the approval of a new share repurchase program for $2.00 billion. This program is expected to be completed by March 31, 2009.

Item 6. Selected Financial Data

(in millions, except per share data and ratios)	2007	2006	2005	2004	2003
Consolidated Operating Results
Insurance premiums and contract charges	$29,099	$29,333	$29,088	$28,061	$26,981
Net investment income	6,435	6,177	5,746	5,284	4,972
Realized capital gains and losses	1,235	286	549	591	196
Total revenues	36,769	35,796	35,383	33,936	32,149
Income from continuing operations	4,636	4,993	1,765	3,356	2,720
Cumulative effect of change in accounting principle, after-tax	—	—	—	(175)	(15)
Net income	4,636	4,993	1,765	3,181	2,705
Net income per share:
Diluted:
Income before cumulative effect of change in accounting principle, after-tax	7.77	7.84	2.64	4.79	3.85
Cumulative effect of change in accounting principle, after-tax	—	—	—	(0.25)	(0.02)
Net income	7.77	7.84	2.64	4.54	3.83
Basic:
Income before cumulative effect of change in accounting principle, after-tax	7.83	7.89	2.67	4.82	3.87
Cumulative effect of change in accounting principle, after-tax	—	—	—	(0.25)	(0.02)
Net income	7.83	7.89	2.67	4.57	3.85
Cash dividends declared per share	1.52	1.40	1.28	1.12	0.92
Redemption of Shareholder rights	—	—	—	—	0.01
Consolidated Financial Position
Investments	$118,980	$119,757	$118,297	$115,530	$103,081
Total assets	156,408	157,554	156,072	149,725	134,142
Reserves for claims and claims expense, and life-contingent contract benefits and contractholder funds	94,052	93,683	94,639	86,801	75,805
Short-term debt	—	12	413	43	3
Long-term debt	5,640	4,650	4,887	5,291	5,073
Shareholders' equity	21,851	21,846	20,186	21,823	20,565
Shareholders' equity per diluted share	38.58	34.84	31.01	31.72	29.04
Property-Liability Operations
Premiums earned	$27,233	$27,369	$27,039	$25,989	$24,677
Net investment income	1,972	1,854	1,791	1,773	1,677
Income before cumulative effect of change in accounting principle, after-tax	4,258	4,614	1,431	3,045	2,522
Cumulative effect of change in accounting principle, after-tax	—	—	—	—	(1)
Net income	4,258	4,614	1,431	3,045	2,521
Operating ratios(1)
Claims and claims expense ("loss") ratio	64.9	58.5	78.3	68.7	70.6
Expense ratio	24.9	25.1	24.1	24.3	24.0
Combined ratio	89.8	83.6	102.4	93.0	94.6
Allstate Financial Operations
Premiums and contract charges	$1,866	$1,964	$2,049	$2,072	$2,304
Net investment income	4,297	4,173	3,830	3,410	3,233
Income before cumulative effect of change in accounting principle, after-tax	465	464	416	421	322
Cumulative effect of change in accounting principle, after-tax	—	—	—	(175)	(17)
Net income	465	464	416	246	305
Investments	74,256	75,951	75,233	72,530	62,895

(1)
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as "we", "our", "us", the "Company" or "Allstate"). It should be read in conjunction with the 5-year summary of selected financial data, consolidated financial statements and related notes found under Part II, Item 6 and Item 8 contained herein. Further analysis of our insurance segments is provided in the Property-Liability Operations (which includes the Allstate Protection and the Discontinued Lines and Coverages segments) and in the Allstate Financial Segment sections of Management's Discussion and Analysis ("MD&A"). The segments are consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources.

        Allstate's goal is to reinvent protection and retirement for the consumer. To achieve this goal, Allstate is focused on the following operating priorities: consumer focus, operational excellence, enterprise risk and return, and capital management.

        The most important factors we monitor to evaluate the financial condition and performance of our company include:

  •
  For Allstate Protection: premium written, the number of policies in force ("PIF"), retention, price changes, claim frequency (rate of claim occurrence per policy in force) and severity (average cost per claim), catastrophes, loss ratio, expenses, underwriting results and sales of all products and services;

  •
  For Allstate Financial: premiums and deposits, benefit and investment spread, amortization of deferred policy acquisition costs, expenses, operating income, net income, invested assets, product returns, and profitably growing distribution partner relationships;

  •
  For Investments: credit quality/experience, stability of long-term returns, total returns, cash flows, and asset and liability duration; and

  •
  For financial condition: our financial strength ratings, operating leverage, debt leverage, book value per share, and return on equity.

2007 HIGHLIGHTS

  •
  Net income decreased 7.2% to $4.64 billion in 2007 from $4.99 billion in 2006. Net income per diluted share decreased 0.9% to $7.77 in 2007 from $7.84 in 2006.

  •
  Total revenues increased 2.7% to $36.77 billion in 2007 from $35.80 billion in 2006.

  •
  Realized capital gains on a pre-tax basis were $1.24 billion in 2007 compared to $286 million in 2006.

  •
  Net investment income increased 4.2% in 2007 compared to 2006.

  •
  Book value per diluted share increased 10.7% to $38.58 as of December 31, 2007 from $34.84 as of December 31, 2006.

  •
  For the twelve months ended December 31, 2007, return on the average of beginning and ending period shareholders' equity decreased 2.6 points to 21.2% from 23.8% for the twelve months ended December 31, 2006.

  •
  Stock repurchases totaled $3.55 billion for 2007. As of December 31, 2007, our $4.00 billion share repurchase program, which commenced in November 2006, had $240 million remaining and is expected to be completed by March 31, 2008. This program was increased from $3.00 billion in May 2007.

  •
  Property-Liability premiums earned decreased 0.5% to $27.23 billion in 2007 from $27.37 billion in 2006.

  •
  The Property-Liability combined ratio was 89.8 for 2007 compared to 83.6 for 2006.

  •
  Allstate® Your Choice Auto Insurance ("YCA") continued to add customers in 2007, bringing the total YCA policies sold since inception to 3.2 million.

  •
  Allstate Financial net income increased 0.2% to $465 million in 2007 from $464 million in 2006.

CONSOLIDATED NET INCOME

	For the years ended December 31,
(in millions)	2007	2006	2005
Revenues
Property-liability insurance premiums earned	$27,233	$27,369	$27,039
Life and annuity premiums and contract charges	1,866	1,964	2,049
Net investment income	6,435	6,177	5,746
Realized capital gains and losses	1,235	286	549

Total revenues	36,769	35,796	35,383
Costs and expenses
Property-liability insurance claims and claims expense	(17,667)	(16,017)	(21,175)
Life and annuity contract benefits	(1,589)	(1,570)	(1,615)
Interest credited to contractholder funds	(2,681)	(2,609)	(2,403)
Amortization of deferred policy acquisition costs	(4,704)	(4,757)	(4,721)
Operating costs and expenses	(3,103)	(3,033)	(2,997)
Restructuring and related charges	(29)	(182)	(41)
Interest expense	(333)	(357)	(330)

Total costs and expenses	(30,106)	(28,525)	(33,282)
Loss on disposition of operations	(10)	(93)	(13)
Income tax expense	(2,017)	(2,185)	(323)

Net income	$4,636	$4,993	$1,765

Property-Liability	$4,258	$4,614	$1,431
Allstate Financial	465	464	416
Corporate and Other	(87)	(85)	(82)

Net income	$4,636	$4,993	$1,765

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

  •
  Investment Fair Value and Impairment

  •
  Derivative Instrument Hedge Accounting and Fair Value

  •
  Deferred Policy Acquisition Cost ("DAC") Amortization

  •
  Reserve for Property-Liability Insurance Claims and Claims Expense Estimation

  •
  Reserve for Life-Contingent Contract Benefits Estimation

        In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company's businesses and operations. It is reasonably likely that changes in these estimates could occur from period to period and result in a material impact on our consolidated financial statements.

        A brief summary of each of these critical accounting estimates follows. For a more detailed discussion of the effect of these estimates on our consolidated financial statements, and the judgments and assumptions related to these estimates, see the referenced sections of this document. For a complete summary of our significant accounting policies, see Note 2 of the consolidated financial statements.

        Investment Fair Value and Impairment    The fair value of our investments in fixed income and equity securities is based on observable market quotations, other market observable data, or is derived from such quotations and market observable data. We utilize third party pricing servicers, brokers and internal valuation models to determine fair value. We gain assurance of the overall reasonableness and consistent application of the assumptions and methodologies and compliance with accounting standards for fair value determination through our ongoing monitoring of the fair values received or derived internally. Our exposure to changes in market conditions is discussed more fully in the Market Risk section of the MD&A.

        We are responsible for the determination of fair value and the supporting assumptions and methodologies. We employ independent third party pricing servicers to gather, analyze, and interpret market information and derive fair values based upon relevant assumptions and methodologies for each applicable security. In situations where sufficient market observable information is not available for a particular security through the sources as agreed to with us, no quote is provided by the service providers. For these securities, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote or we internally determine fair values employing widely accepted pricing valuation models. Changing market conditions in the fourth quarter of 2007, were incorporated into valuation assumptions, and reflected in the fair values which were validated by calibration and other analytical techniques to available market observable data.

        Third party pricing servicers consolidate market transactions and other key valuation model inputs from multiple sources and provide pricing information in the form of a single fair value for each security for which a fair value request is agreed. For equity securities, which comprise approximately 3% of our holdings, they provide market quotations for completed transactions on the measurement date. The other fair values provided are derived from their proprietary pricing models. The sources used by these servicers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, currency rates, and other market-observable information as applicable, as well as widely accepted valuation models developed on a proprietary basis. Their proprietary pricing models are based on discounted cashflow methodology and they may take into account, among other things, market observable information as of the measurement date from the sources described above; and the specific attributes of the security being valued including its term, interest rate and credit rating (consistent with those we use to report our holdings by credit rating); industry sector, and where applicable, collateral quality and other issue or issuer specific information. To operate these models effectively requires seasoned professional judgment and experience.

In cases where market transactions or other market observable data is limited, the degree of judgment varies with the availability of market observable information.

        For approximately 4.5% of our holdings, where our third party pricing servicers cannot provide fair value determinations for fixed income securities, we obtain quotes from brokers familiar with the security who may consider transactions or activity in similar securities, if any, among other information, similar to our third party pricing servicers. The brokers providing the quotes are generally from the brokerage divisions of leading financial institutions with market making, underwriting and distribution expertise.

        The fair value of securities, such as privately-placed securities, where our pricing servicers or brokers cannot provide fair value determinations, is determined using widely accepted valuation methods and models. These internally developed models are appropriate for each class of security, involve some degree of judgment, and include inputs that may not be market observable.

        Our models are based on discounted cash flow methodology and calculate a single best estimate of fair value for each security. Our internally developed pricing models use credit ratings and liquidity risk associated with privately-placed securities which are difficult to independently observe and verify. Inputs used in these fair value estimates include specific attributes of the security being valued including; coupon rate, weighted average life, an internal credit rating assigned by us, (which is generally consistent with any external ratings and those we use to report our holdings by credit rating), sector of the issuer, and call provisions. Our assumptions incorporate market information as of the measurement date that represents what we believe independent third parties would use to determine fair value, which include: interest rate yield curves, quoted market prices of comparable securities, credit spreads, estimated liquidity premiums and other applicable market data. Our assumption for liquidity risk associated with privately-placed securities reduces the value of these securities to reflect their reduced liquidity as compared to similar securities that are publicly traded. Additionally, no assumption is included in the valuation of privately placed securities for an increase to the value to reflect the generally enhanced structural features of the securities, such as covenants or change of control protection. However, judgment is required in developing these estimates and, as a result, the estimated fair value of these securities may differ from amounts that would be realized upon an orderly sale of the securities at the measurement date. The use of different assumptions may have a material effect on the estimated fair values.

        We employ control processes to determine the reasonableness of the fair value of our fixed income and equity securities. Our processes are designed to assure the values provided are accurately recorded and that the data and the valuation method utilized is appropriate and consistently applied and that the assumptions are reasonable and representative of fair value. For example, we may validate the reasonableness of prices by comparing the information obtained from our pricing vendors to other third party pricing sources for certain securities. Our control processes also include reviews, when fair value determinations are expected to be more variable, by management with relevant expertise and management who are independent of those charged with executing investing transactions, of these fair value determinations to validate their reasonableness.

        The following table identifies those investments carried at fair value as of December 31, 2007 by method of determination:

	Investments
(in millions)	Carrying Value	Percent to total
Fair value based on internal sources	$11,265	9.5%
Fair value based on external sources	88,443	74.3

Total fixed income and equity securities	99,708	83.8

Fair value of derivatives	473	0.4
Mortgage loans, policy loans, bank loans and certain limited partnership and other investments, valued at cost, amortized cost and the equity method	18,799	15.8

Total	$118,980	100.0%

        For investments classified as available for sale, the difference between fair value and amortized cost for fixed income securities and cost for equity securities, net of certain other items and deferred income taxes (as disclosed in Note 5), is reported as a component of accumulated other comprehensive income on the Consolidated Statements of Financial Position and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when declines in fair values are deemed other-than-temporary. The assessment of other-than-temporary impairment of a security's fair value is performed on a portfolio review as well as a case-by-case basis considering a wide range of factors.

        For our portfolio review evaluations, we ascertain whether there are any approved programs involving the disposition of investments such as changes in duration, revisions to strategic asset allocations and liquidity actions, as well as any dispositions anticipated by the portfolio managers. In these instances, we recognize impairments on securities designated as subject to these approved anticipated actions if the security is in an unrealized loss position. There are a number of assumptions and estimates inherent in evaluating impairments and determining if they are other-than-temporary, including: 1) our ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the length of time and extent to which the fair value has been less than amortized cost for fixed income securities or cost for equity securities; 4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that an impairment is other-than-temporary, including: 1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances or new information obtained which causes a change in our ability or intent to hold a security to maturity or until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholders' equity since the majority of our portfolio is designated as available-for-sale and carried at fair value and as a result, any related net unrealized loss would already be reflected as a component of accumulated other comprehensive income in shareholders' equity.

        The determination of the amount of impairment is an inherently subjective process based on periodic evaluation of the factors described above. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly and reflect changes in impairments in results of operations as such evaluations are revised. The use of different methodologies and assumptions as to the determination of the fair value of investments and the timing and amount of impairments may have a material effect on the amounts presented within the consolidated financial statements.

        For a more detailed discussion of the risks relating to changes in investment values and levels of investment impairment as well as the potential causes of such changes, see Note 5 of the consolidated financial statements and the Investments, Market Risk, Enterprise Risk Management and Forward-looking Statements and Risk Factors sections of this document.

        Derivative Instrument Hedge Accounting and Fair Value    We primarily use derivative financial instruments to manage our exposure to market risk and in conjunction with asset/liability management, particularly in the Allstate Financial segment.

        When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value, or foreign currency cash flow hedges. When designating a derivative as an accounting hedge, we formally document the hedging relationship and risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the methodology used to assess the effectiveness of the hedging instrument in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk. In the case of a cash flow hedge, this documentation includes the exposure to changes in the hedged transaction's variability in cash flows attributable to the hedged risk. We do not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, we confirm that the hedging instrument continues to be highly effective in offsetting the hedged risk.

        The accounting for derivatives is complex and interpretations of the applicable accounting standards continue to evolve in practice. Judgment is applied in determining the availability and application of hedge accounting designations and the appropriate accounting treatment under the applicable accounting standards. If it is determined that hedge accounting designations were not appropriately applied, reported net income could be materially affected. Differences in judgment as to the availability and application of hedge accounting designations and the appropriate accounting treatment may result in differing impacts on our financial statements from those previously reported. Measurements of ineffectiveness of hedging relationships are also subject to evolving interpretations and estimations which may have a material effect on net income.

        The fair value of exchange traded derivative contracts is based on observable market quotations in active markets, whereas the fair value of non-exchange traded derivative contracts is determined using widely accepted pricing models and other appropriate valuation methods. These techniques involve some degree of judgment and include inputs that may not be observable in the market. The fair value of derivatives, depending on the type of derivative, can be affected by changes in interest rates, foreign exchange rates, financial indices, credit spreads, market volatility and liquidity. Values can also be affected by changes in estimates and assumptions used in pricing models. Such assumptions include estimates of volatility, interest rates, foreign exchange rates, other financial indices and credit ratings. Included in the analysis of the fair value is the risk of counterparty default. The use of different assumptions may have material effects on the estimated derivative fair value amounts, as well as the amount of reported net income. Also, fluctuations in the fair value of derivatives which have not been designated for hedge accounting may result in significant volatility in net income.

        The following table presents the valuation of our derivatives by method of determining fair value.

(in millions)	Fair Value of Derivative Contracts
Fair value based on quoted market prices	$101
Fair value based on models and other valuation methods	932
Fair value of derivatives related to Allstate Financial Products	(117)

Total fair value of derivatives	$916

        For further discussion of these policies and quantification of the impacts of these estimates and assumptions, see Note 6 of the consolidated financial statements and the Investments, Market Risk, Enterprise Risk Management and Forward-looking Statements and Risk Factors sections of this document.

        Deferred Policy Acquisition Cost Amortization    We incur significant costs in connection with acquiring business. In accordance with GAAP, costs that vary with and are primarily related to acquiring business are deferred and recorded as an asset on the Consolidated Statements of Financial Position.

        DAC related to property-liability contracts is amortized to income as premiums are earned, typically over periods of six to twelve months. The amortization methodology for DAC for Allstate Financial policies and contracts includes significant assumptions and estimates.

        DAC related to traditional life insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Significant assumptions relating to estimated premiums, investment returns, which include investment income and realized capital gains and losses, as well as mortality, persistency and expenses to administer the business are established at the time the policy is issued and are generally not revised during the life of the policy. The assumptions for determining DAC amortization and recoverability are consistent with the assumptions used to calculate reserves for life-contingent contract benefits. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization periods for these contracts approximates the estimated lives of the policies. The recovery of DAC is dependent upon the future profitability of this business. We periodically review the adequacy of reserves and recoverability of DAC for these contracts on an aggregate basis using actual experience. In the event actual experience is significantly adverse compared to the original assumptions any remaining unamortized DAC balance must be expensed to the extent not recoverable and a premium deficiency reserve may be required if the remaining DAC balance is insufficient to absorb the deficiency.

        DAC related to interest-sensitive life, annuities and other investment contracts is amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits ("AGP") and estimated future gross profits ("EGP") expected to be earned over the estimated lives of the contracts. The amortization is net of interest on the prior period DAC balance using rates established at the inception of the contracts. Actual amortization periods generally range from 15-30 years; however, incorporating estimates of customer surrender rates, partial withdrawals and deaths generally results in the majority of the DAC being amortized during the surrender charge period. The cumulative DAC amortization is reestimated and adjusted by a cumulative charge or credit to results of operations when there is a difference between the incidence of actual versus expected gross profits in a reporting period or when there is a change in total EGP.

        AGP and EGP consist of the following components: benefit margins primarily from cost of insurance contract charges less mortality; investment margins including realized capital gains and losses; and

expense margins including surrender and other contract charges, less maintenance expenses. The amount of EGP is principally dependent on assumptions for investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to policyholders, the effect of any hedges, persistency, mortality and expenses. Of these factors, we anticipate that investment returns, credited interest, persistency, mortality, and expenses are reasonably likely to have the greatest impact on the amount of DAC amortization. Changes in these assumptions can be offsetting and the Company is unable to predict their future movements or offsetting impacts over time.

        Each reporting period, DAC amortization is recognized in proportion to AGP for that period adjusted for interest on the prior period DAC balance. This amortization process includes an assessment of AGP compared to EGP, the actual amount of business remaining in-force and realized capital gains and losses on investments supporting the product liability. The impact of realized capital gains and losses on amortization of DAC depends upon which product liability is supported by the assets that give rise to the gain or loss. If the AGP is less than EGP in the period, but the total EGP is unchanged, the amount of DAC amortization will generally decrease, resulting in a current period increase to earnings. The opposite result generally occurs when the AGP exceeds the EGP in the period, but the total EGP is unchanged.

        Annually we review all assumptions underlying the projections of EGP, including investment returns, interest crediting rates, mortality, persistency, and expenses. Management annually updates assumptions used in the calculation of EGP. At each reporting period we assess whether any revisions to assumptions used to determine DAC amortization are required. These reviews and updates may result in amortization acceleration or deceleration, which are commonly referred to as "DAC unlocking".

        If the update of assumptions causes total EGP to increase, the rate of DAC amortization will generally decrease, resulting in a current period increase to earnings. A decrease to earnings generally occurs when the assumption update causes the total EGP to decrease.

        Over the past three years, our most significant DAC assumption updates that resulted in a change to EGP and the amortization of DAC have been revisions to expected future investment returns, expenses, mortality and in-force or persistency assumptions resulting in net DAC amortization deceleration of $14 million in 2007, net DAC amortization acceleration of $2 million in 2006, and net DAC amortization deceleration of $2 million in 2005. The 2005 amortization deceleration included $55 million related to our subsequently disposed variable annuity business for which we no longer have any DAC, but was largely offset by $51 million of amortization acceleration related to investment contracts. The amortization acceleration on fixed annuity investment contracts was primarily due to higher than expected lapses on market value adjusted annuities and faster than anticipated investment portfolio yield declines.

        For quantification of the impact of these estimates and assumptions on Allstate Financial, see the Allstate Financial Segment and Forward-looking Statements and Risk Factors sections of this document and Note 2 and 10 of the consolidated financial statements.

        Reserve for Property-Liability Insurance Claims and Claims Expense Estimation    Reserves are established to provide for the estimated costs of paying claims and claims expenses under insurance policies we have issued. Property-Liability underwriting results are significantly influenced by estimates of property-liability insurance claims and claims expense reserves. These reserves are an estimate of amounts necessary to settle all outstanding claims, including claims that have been incurred but not reported ("IBNR"), as of the financial statement date.

        Characteristics of Reserves      Reserves are established independently of business segment management for each business segment and line of business based on estimates of the ultimate cost to settle claims, less losses that have been paid. The significant lines of business are auto, homeowners, and other lines for Allstate Protection, and asbestos, environmental, and other discontinued lines for Discontinued Lines and Coverages. Allstate Protection's claims are typically reported promptly with relatively little reporting lag between the date of occurrence and the date the loss is reported. Auto and homeowners liability losses generally take an average of about two years to settle, while auto physical damage, homeowners property and other personal lines have an average settlement time of less than one year. Discontinued Lines and Coverages involve long-tail losses, such as those related to asbestos and environmental claims, which often involve substantial reporting lags and extended times to settle.

        Reserves are the difference between the estimated ultimate cost of losses incurred and the amount of paid losses as of the reporting date. Reserves are estimated for both reported and unreported claims, and include estimates of all expenses associated with processing and settling all incurred claims. We update our reserve estimates quarterly and as new information becomes available or as events emerge that may affect the resolution of unsettled claims. Changes in prior year reserve estimates (reserve reestimates), which may be material, are determined by comparing updated estimates of ultimate losses to prior estimates, and the differences are recorded as property-liability insurance claims and claims expenses in the Consolidated Statements of Operations in the period such changes are determined. Estimating the ultimate cost of claims and claims expenses is an inherently uncertain and complex process involving a high degree of judgment and is subject to the evaluation of numerous variables.

        The Actuarial Methods used to Develop Reserve Estimates      Reserves estimates are derived by using several different actuarial estimation methods that are variations on one primary actuarial technique. The actuarial technique is known as a "chain ladder" estimation process in which historical loss patterns are applied to actual paid losses and reported losses (paid losses plus individual case reserves established by claim adjusters) for an accident year or a report year to create an estimate of how losses are likely to develop over time. An accident year refers to classifying claims based on the year in which the claims occurred. A report year refers to classifying claims based on the year in which the claims are reported. Both classifications are used to prepare estimates of required reserves for payments to be made in the future. The key assumptions affecting our reserve estimates comprise data elements including claim counts, paid losses, case reserves, and development factors calculated with this data.

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

        Reserves are reestimated quarterly, by combining historical results with current actual results to calculate new development factors. This process incorporates the historic and latest actual trends, and other underlying changes in the data elements used to calculate reserve estimates. New development factors are likely to differ from previous development factors used in prior reserve estimates because actual results (claims reported or settled, losses paid, or changes to case reserves) occur differently than the implied assumptions contained in the previous development factor calculations. If claims reported, paid losses, or case reserves changes are greater or lower than the levels estimated by previous development factors, reserve reestimates increase or decrease. When actual development of these data elements is different than the historical development pattern used in a prior period reserve estimate, a new reserve is determined. The difference between indicated reserves based on new reserve estimates and recorded reserves (the previous estimate) is the amount of reserve reestimate and an increase or decrease in property-liability insurance claims and claims expense will be recorded in the Consolidated Statements of Operations. Total Property-liability reserve reestimates, after-tax, as a percent of net income, in 2005, 2006 and 2007 were 17.2%, 12.6% and 2.4%, respectively. For Property-Liability, the 3-year average of reserve reestimates as a percentage of total reserves was a favorable 3.1%, for Allstate Protection, the 3-year average of reserve estimates was a favorable 4.3% and for Discontinued Lines and Coverages the 3-year average of reserve reestimates was an unfavorable 5.2%, each of these results being consistent within a reasonable actuarial tolerance for our respective businesses. Allstate Protection reserve reestimates were primarily the result of claim severity development that was better than expected and late reported loss development that was better than expected due to lower frequency trends, and for Discontinued Lines and Coverages, reestimates were primarily a result of increased reported claim activity (claims frequency). A more detailed discussion of reserve reestimates is presented in the Property-Liability Claims and Claims Expense Reserves section of this document.

        The following table shows claims and claims expense reserves by operating segment and line of business as of December 31:

(in millions)	2007	2006	2005
Allstate Protection
Auto	$10,175	$9,995	$10,460
Homeowners	2,279	2,226	3,675
Other Lines	2,131	2,235	2,619

Total Allstate Protection	$14,585	$14,456	$16,754
Discontinued Lines and Coverages
Asbestos	1,302	1,375	1,373
Environmental	232	194	205
Other Discontinued Lines	541	585	599

Total Discontinued Lines and Coverages	$2,075	$2,154	$2,177

Total Property-Liability	$16,660	$16,610	$18,931

Allstate Protection Reserve Estimates

        Factors Affecting Reserve Estimates      Reserve estimates are developed based on the processes and historical development trends as previously described. These estimates are considered in conjunction with known facts and interpretations of circumstances and factors including our experience with similar cases, actual claims paid, differing payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, changes in law and regulation, judicial decisions, and economic conditions. When we experience changes of the type previously mentioned, we may need to apply actuarial judgment in the determination and selection of development factors considered more reflective of the new trends, such as combining shorter or longer periods of historical results with current actual results to produce development factors based on two-year, three-year, or longer development periods to reestimate our reserves. For example, if a legal change is expected to have a significant impact on the development of claim severity for a coverage which is part of a particular line of insurance in a specific state, actuarial judgment is applied to determine appropriate development factors that will most accurately reflect the expected impact on that specific estimate. Another example would be when a change in economic conditions is expected to affect the cost of repairs to damaged autos or property for a particular line, coverage, or state, actuarial judgment is applied to determine appropriate development factors to use in the reserve estimate that will most accurately reflect the expected impacts on severity development.

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

        As loss experience for the current year develops for each type of loss, it is monitored relative to initial assumptions until it is judged to have sufficient statistical credibility. From that point in time and forward, reserves are reestimated using statistical actuarial processes to reflect the impact actual loss trends have on development factors incorporated into the actuarial estimation processes. Statistical credibility is usually achieved by the end of the first calendar year, however, when trends for the current accident year exceed initial assumptions sooner, they are usually given credibility, and reserves are increased accordingly.

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

        At each reporting date, the highest degree of uncertainty in estimates of losses arises from claims remaining to be settled for the current accident year and the most recent preceding accident year. The greatest degree of uncertainty exists in the current accident year because the current accident year contains the greatest proportion of losses that have not been reported or settled but must be estimated as of the current reporting date. Most of these losses relate to damaged property such as automobiles and homes, and to medical care for injuries from accidents. During the first year after the end of an accident year, a large portion of the total losses for that accident year are settled. When accident year losses paid through the end of the first year following the initial accident year are incorporated into updated actuarial estimates, the trends inherent in the settlement of claims emerge more clearly. Consequently, this is the point in time at which we tend to make our largest reestimates of losses for an accident year. After the second year, the losses that we pay for an accident year typically relate to claims that are more difficult to settle, such as those involving serious injuries or litigation. Private passenger auto insurance provides a good illustration of the uncertainty of future loss estimates: our typical annual percentage payout of reserves for an accident year is approximately 45% in the first year after the end of the accident year, 20% in the second year, 15% in the third year, 10% in the fourth year, and the remaining 10% thereafter.

        Reserves for Catastrophe Losses      Property-Liability claims and claims expense reserves also include reserves for catastrophe losses. Catastrophe losses are an inherent risk of the property-liability insurance industry that have contributed, and will continue to contribute, to potentially material year-to-year fluctuations in our results of operations and financial position. We define a "catastrophe" as an event that produces pretax losses before reinsurance in excess of $1 million and involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time following the event. Catastrophes are caused by various natural events including high winds, winter storms, tornadoes, hailstorms, wildfires, tropical storms, hurricanes, earthquakes, and volcanoes. We are also exposed to man-made catastrophic events, such as certain acts of terrorism or industrial accidents. The nature and level of catastrophes in any period cannot be predicted.

        The estimation of claims and claims expense reserves for catastrophes also comprises estimates of losses from reported claims and IBNR, primarily for damage to property. In general, our estimates for catastrophe reserves are based on claim adjuster inspections and the application of historical loss development factors as described previously. However, depending on the nature of the catastrophe, as noted above, the estimation process can be further complicated. For example, for hurricanes, complications could include the inability of insureds to be able to promptly report losses, limitations placed on claims adjusting staff affecting their ability to inspect losses, determining whether losses are covered by our homeowners policy (generally for damage caused by wind or wind driven rain), or specifically excluded coverage caused by flood, estimating additional living expenses, and assessing the impact of demand surge, exposure to mold damage, and the effects of numerous other considerations, including the timing of a catastrophe in relation to other events, such as at or near the end of a financial reporting period, which can affect the availability of information needed to estimate reserves for that reporting period. In these situations, we may need to adapt our practices to accommodate these circumstances in order to determine a best estimate of our losses from a catastrophe. As an example, in 2005 to complete an estimate for certain areas affected by Hurricane Katrina and not yet inspected by our claims adjusting staff, or where we believed our historical loss development factors were not predictive, we relied on analysis of actual claim notices received compared to total policies in force, as well as visual, governmental and third party information, including aerial photos, area observations, and data on wind speed and flood depth to the extent available.

        Potential Reserve Estimate Variability      The aggregation of numerous micro-level estimates for each business segment, line of insurance, major components of losses (such as coverages and perils), and major states or groups of states for reported losses and IBNR forms the reserve liability recorded in the Consolidated Statements of Financial Position. Because of this detailed approach to developing our reserve estimates, there is not a single set of assumptions that determine our reserve estimates at the consolidated level. Moreover, management does not compile a range of reserve estimates because management does not believe the processes that we follow will produce a statistically credible or reliable actuarial reserve range that would be meaningful. Reserve estimates, by their very nature, are very complex to determine and subject to significant judgment, and do not represent an exact determination for each outstanding claim. Accordingly, as actual claims, and/or paid losses, and/or case reserve results emerge, our estimate of the ultimate cost to settle will be different than previously estimated.

        To develop a statistical indication of potential reserve variability within reasonably likely possible outcomes, an actuarial technique (stochastic modeling) is applied to the countrywide consolidated data elements for paid losses and paid losses combined with case reserves separately for injury losses, auto physical damage losses, and homeowners losses excluding catastrophe losses. Based on the combined historical variability of the development factors calculated for these data elements an estimate of the standard error or standard deviation around these reserve estimates is calculated within each accident year for the last eleven years for each type of loss. The variability of these reserve estimates within one standard deviation of the mean (a measure of frequency of dispersion often viewed to be an acceptable level of accuracy) is believed by management to represent a reasonable and statistically probable measure of potential variability. Based on our products and coverages, historical experience, the statistical credibility of our extensive data, and stochastic modeling of actuarial chain ladder methodologies used to develop reserve estimates, we estimate that the potential variability of our Allstate Protection reserves, within a reasonable probability of other possible outcomes, may be approximately plus or minus 4%, or plus or minus $400 million in net income. A lower level of variability exists for auto injury losses, which comprise approximately 70% of reserves, due to their relatively stable development patterns over a longer duration of time required to settle claims. Other types of losses, such as auto physical damage, homeowners losses and other losses, which comprise about 30% of reserves, tend to have greater variability, but are settled in a much shorter period of time. Although this evaluation reflects most reasonably likely outcomes, it is possible the final outcome may fall below or above these amounts. Historical variability of reserve estimates is reported in the Property-Liability Claims and Claims Expense Reserves section of this document.

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

        Our exposure to asbestos, environmental and other discontinued lines claims arises principally from assumed reinsurance coverage written during the 1960s through the mid-1980s, including reinsurance on primary insurance written on large United States companies, and from direct excess insurance written from 1972 through 1985, including substantial excess general liability coverages on large U.S. companies. Additional exposure stems from direct primary commercial insurance written during the 1960s through the mid-1980s. Other discontinued lines exposures primarily relate to general liability and product liability mass tort claims, such as those for medical devices and other products.

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

        Evaluation of both the insureds' estimated liabilities and our exposure to the insureds depends heavily on an analysis of the relevant legal issues and litigation environment. This analysis is conducted by our specialized claims adjusting staff and legal counsel. Based on these evaluations, case reserves are established by claims adjusting staff and actuarial analysis is employed to develop an IBNR reserve, which includes estimated potential reserve development and claims that have occurred but have not been reported. As of December 31, 2007, IBNR was 63.2% of combined asbestos and environmental reserves.

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

(in millions)	2007	2006	2005
Other mass torts	$189	$185	$203
Workers' compensation	133	140	151
Commercial and other	219	260	245

Other discontinued lines	$541	$585	$599

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

        Potential Reserve Estimate Variability      Establishing Discontinued Lines and Coverages net loss reserves for asbestos, environmental and other discontinued lines claims is subject to uncertainties that are much greater than those presented by other types of claims. Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure and unresolved legal issues regarding policy coverage; unresolved legal issues regarding the determination, availability and timing of exhaustion of policy limits; plaintiffs' evolving and expanding theories of liability; availability and collectibility of recoveries from reinsurance; retrospectively determined premiums and other contractual agreements; estimates of the extent and timing of any contractual liability; the impact of bankruptcy protection sought by various asbestos producers and other asbestos defendants; and other uncertainties. There are also complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are covered, or were ever intended to be covered, and could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean-up costs represent insured property damage. Our reserves for asbestos and environmental exposures could be affected by tort reform, class action litigation, and other potential legislation and judicial decisions. Environmental exposures could also be affected by a change in the existing federal Superfund law and similar state statutes. There can be no assurance that any reform legislation will be enacted or that any such legislation will provide for a fair, effective and cost-efficient system for settlement of asbestos or environmental claims. We believe these issues are not likely to be resolved in the near future, and the ultimate costs may vary materially from the amounts currently recorded resulting in material changes in loss reserves. Historical variability of reserve estimates is demonstrated in the Property-Liability Claims and Claims Expense Reserves section of this document.

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

        Reserve for Life-Contingent Contract Benefits Estimation    Benefits for these contracts are payable over many years; accordingly, the reserves are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when establishing the reserve for life-contingent contract benefits payable under insurance policies including traditional life insurance, life-contingent annuities and voluntary health products. These assumptions, which for life-contingent annuities and traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of annuity benefit or coverage, year of issue and policy duration. Future investment yield assumptions are determined based upon prevailing investment yields as well as estimated reinvestment yields. Mortality, morbidity and policy termination assumptions are based on our experience and industry experience. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period. These assumptions are established at the time the policy is issued, are consistent with assumptions for determining DAC amortization for these contracts, and are generally not changed during the policy coverage period. However, if actual experience emerges in a manner that is significantly adverse relative to the original assumptions, adjustments to DAC or reserves may be required resulting in a charge to earnings which could have a material adverse effect on our operating results and financial condition. We periodically review the adequacy of these reserves and recoverability of DAC for these contracts on an aggregate basis using actual experience. In the event that actual experience is significantly adverse compared to the original assumptions any remaining unamortized DAC balance must be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required. The effects of changes in reserve estimates are reported in the results of operations in the period in which the changes are determined. The company has not recognized a charge of this nature in the three years ended December 31, 2007. We anticipate that mortality, investment and reinvestment yields, and policy terminations are the factors that would be most likely to require adjustment to these reserves or related DAC.

        For further discussion of these policies, see Note 8 of the consolidated financial statements and the Forward-looking Statements and Risk Factors section of this document.

PROPERTY-LIABILITY 2007 HIGHLIGHTS

  •
  Premiums written, an operating measure that is defined and reconciled to premiums earned on page 54, decreased 1.2% to $27.18 billion in 2007 from $27.53 billion in 2006. Allstate brand standard auto premiums written increased 2.1% to $16.04 billion in 2007 from $15.70 billion in 2006. Allstate brand homeowners premiums written decreased 3.6% to $5.71 billion in 2007 from $5.93 billion in 2006.

  •
  The impact of the cost of the catastrophe reinsurance program on premiums written totaled $896 million in 2007 compared to $607 million in 2006. Excluding this cost, premiums written decreased 0.2% in 2007 from 2006.

  •
  Premium operating measures and statistics contributing to the overall Allstate brand standard auto premiums written growth were the following:

  •
  0.9% increase in PIF as of December 31, 2007 compared to December 31, 2006

  •
  1.5% decrease in new issued applications in 2007 compared to 2006

  •
  0.5 point decline in the renewal ratio to 89.5% in 2007 compared to 90.0% in 2006

  •
  0.7% increase in the six month policy term average premium to $423 in 2007 from $420 in 2006

  •
  Premium operating measures and statistics contributing to the overall Allstate brand homeowners premiums written decline were the following:

  •
  3.4% decrease in PIF as of December 31, 2007 compared to December 31, 2006

  •
  18.6% decrease in new issued applications in 2007 compared to 2006

  •
  0.8 point decline in the renewal ratio to 86.5% in 2007 compared to 87.3% in 2006

  •
  2.2% increase in the twelve month policy term average premium to $850 in 2007 from $832 in 2006

  •
  The Allstate brand standard auto loss ratio increased 4.3 points to 65.8 in 2007 from 61.5 in 2006. Standard auto property damage gross claim frequency increased 3.7% in 2007 from 2006, and bodily injury gross claim frequency decreased 1.9% in 2007 from 2006. Auto property damage and bodily injury paid severities increased 1.8% and 6.0%, respectively, in 2007 from 2006.

  •
  The Allstate brand homeowners loss ratio, which includes catastrophes, increased 16.1 points to 66.5 in 2007 from 50.4 in 2006. Homeowner gross claim frequency, excluding catastrophes, increased 7.1% in 2007 from 2006. Homeowners paid severity, excluding catastrophes, increased 10.6% in 2007 from 2006.

  •
  Catastrophe losses in 2007 totaled $1.41 billion compared to $810 million in 2006. Impact of prior year reserve reestimates on catastrophe losses was $127 million unfavorable in 2007 compared to a favorable impact of $223 million in 2006.

  •
  Prior year net favorable reserve reestimates in 2007 totaled $172 million compared to $971 million in 2006.

  •
  Underwriting income for Property-Liability was $2.78 billion in 2007 compared to $4.50 billion in 2006. The combined ratio was 89.8 in 2007 compared to 83.6 in 2006. Underwriting income (loss), a measure not based on GAAP, is defined below.

  •
  Investments as of December 31, 2007 decreased 1.8% from December 31, 2006 and net investment income increased 6.4% in 2007 compared to 2006.

  •
  We introduced innovative products and services such as Allstate® YCA, Allstate® Your Choice Homeowners ("YCH"), Allstate BlueSM, Allstate GreenSM and Encompass EdgeSM.

PROPERTY-LIABILITY OPERATIONS

        Overview    Our Property-Liability operations consist of two business segments: Allstate Protection and Discontinued Lines and Coverages. Allstate Protection is comprised of two brands, the Allstate brand and Encompass® brand. Allstate Protection is principally engaged in the sale of personal property and casualty insurance, primarily private passenger auto and homeowners insurance, to individuals in the United States and Canada. Discontinued Lines and Coverages includes results from insurance coverage that we no longer write and results for certain commercial and other businesses in run-off. These segments are consistent with the groupings of financial information that management uses to evaluate performance and to determine the allocation of resources.

        Underwriting income (loss), a measure that is not based on GAAP and is reconciled to net income on page 52, is calculated as premiums earned, less claims and claims expense ("losses"), amortization of DAC, operating costs and expenses and restructuring and related charges, as determined using GAAP. We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results. It is also an integral component of incentive compensation. It is useful for investors to evaluate the components of income separately and in the aggregate when reviewing performance. Net income is the GAAP measure most directly comparable to underwriting income (loss). Underwriting income (loss) should not be considered as a substitute for net income and does not reflect the overall profitability of the business.

        The table below includes GAAP operating ratios we use to measure our profitability. We believe that they enhance an investor's understanding of our profitability. They are calculated as follows:

  •
  Claims and claims expense ("loss") ratio—the ratio of claims and claims expense to premiums earned. Loss ratios include the impact of catastrophe losses.

  •
  Expense ratio—the ratio of amortization of DAC, operating costs and expenses, and restructuring and related charges to premiums earned.

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

  •
  Effect of catastrophe losses on combined ratio—the percentage of catastrophe losses included in claims and claims expense to premiums earned. This ratio includes prior year reserve reestimates of catastrophe losses.

  •
  Effect of prior year reserve reestimates on combined ratio—the percentage of prior year reserve reestimates included in claims and claims expense to premiums earned. This ratio includes prior year reserve reestimates of catastrophe losses.

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

(in millions, except ratios)	2007	2006	2005
Premiums written	$27,183	$27,526	$27,391

Revenues
Premiums earned	$27,233	$27,369	$27,039
Net investment income	1,972	1,854	1,791
Realized capital gains and losses	1,416	348	516

Total revenues	30,621	29,571	29,346
Costs and expenses
Claims and claims expense	(17,667)	(16,017)	(21,175)
Amortization of DAC	(4,121)	(4,131)	(4,092)
Operating costs and expenses	(2,634)	(2,567)	(2,369)
Restructuring and related charges	(27)	(157)	(39)

Total costs and expenses	(24,449)	(22,872)	(27,675)
Loss on disposition of operations	—	(1)	—
Income tax expense	(1,914)	(2,084)	(240)

Net income	$4,258	$4,614	$1,431

Underwriting income (loss)	$2,784	$4,497	$(636)
Net investment income	1,972	1,854	1,791
Income tax expense on operations	(1,413)	(1,963)	(63)
Realized capital gains and losses, after-tax	915	227	339
Loss on disposition of operations, after-tax	—	(1)	—

Net income	$4,258	$4,614	$1,431

Catastrophe losses(1)	$1,409	$810	$5,674

GAAP operating ratios
Claims and claims expense ratio	64.9	58.5	78.3
Expense ratio	24.9	25.1	24.1

Combined ratio	89.8	83.6	102.4

Effect of catastrophe losses on combined ratio(1)	5.2	3.0	21.0

Effect of prior year reserve reestimates on combined ratio(1)	(0.6)	(3.5)	(1.7)

Effect of restructuring and related charges on combined ratio	0.1	0.6	0.1

Effect of Discontinued Lines and Coverages on combined ratio	0.2	0.5	0.7

(1)
Reserve reestimates included in catastrophe losses totaled $127 million unfavorable in 2007, $223 million favorable in 2006 and $94 million unfavorable in 2005.

ALLSTATE PROTECTION SEGMENT

        Overview and Strategy    The Allstate Protection segment sells primarily private passenger auto and homeowners insurance to individuals through Allstate Exclusive Agencies and Customer Information Centers under the Allstate brand and through independent agencies under both the Allstate brand and the Encompass brand.

        The key elements of the Allstate Protection strategy of consumer focus, innovation and loyalty are:

  •
  Strategic marketing to drive growth

  •
  Expand and increase effectiveness of distribution

  •
  Maintain leadership in pricing sophistication

  •
  Provide innovative products and services

  •
  Extend claims competitive advantage

  •
  Maintain a strong support foundation by continuing to effectively manage people, investments, technology and capital

        In our strategy for the Allstate brand, we are seeking, through the utilization of our distribution channels, our sophisticated risk segmentation process ("Tiered Pricing") and targeted consumer marketing, to attract and retain high lifetime value customers who will potentially provide profitability over the course of their relationship with us.

        We maintain a comprehensive marketing approach throughout the U.S. We have aligned agency and management compensation and the overall strategies of the Allstate brand to best serve our customers by basing certain incentives on Allstate brand profitability, PIF growth, retention, and sales of financial products. We differentiate the Allstate brand from competitors by offering a choice of products, including Allstate® YCA with options such as safe driving deductibles and a safe driving bonus, Allstate® YCH with options such as a claim-free bonus and greater ability to tailor insurance coverage, Allstate Blue our non-standard auto product with features such as a loyalty bonus and roadside assistance coverage and Allstate Green, our new eco-friendly insurance option that offers consumers a convenient way to help the environment.

        Our strategy for the Encompass brand includes enhancing pricing and product sophistication through our Tiered Pricing approach with the Encompass Edge product, increasing distribution effectiveness and improving agency technology interfaces to support profitable growth. We are positioning the brand to expand product breadth and improve independent agency penetration by leveraging technology and service capabilities.

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

        Substantially all of new and approximately 86% of renewal business written for Allstate brand auto uses Tiered Pricing. For Allstate brand homeowners, approximately 93% of new and 57% of renewal business written uses Tiered Pricing. For Allstate brand auto and homeowners business, our results indicate that over time, Tiered Pricing has improved our mix of customers towards those who we consider high lifetime value that generally have better retention and more favorable loss experience. Usually, standard auto customers are expected to have lower risks of loss than non-standard auto customers.

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

        We continue to enhance technology to integrate our distribution channels, improve customer service, facilitate the introduction of new products and services and reduce infrastructure costs related to supporting agencies and handling claims. These actions and others are designed to optimize the effectiveness of our distribution and service channels by increasing the productivity of the Allstate brand's exclusive agencies and our direct channel.

        We continue to manage our property catastrophe exposure in order to provide our shareholders an acceptable return on the risks assumed in our property business and to reduce the variability of our earnings, while providing protection to our customers. Our property business includes personal homeowners, commercial property and other property lines. As of December 31, 2007, we have surpassed our goal to have no more than a 1% likelihood of exceeding our expected annual aggregate catastrophe losses by $2 billion, net of reinsurance, based on modeled assumptions and applications currently available. The use of different assumptions and updates to industry models could materially change the projected loss.

        Property catastrophe exposure management includes purchasing reinsurance in areas that have known exposure to hurricanes, earthquakes, wildfires, fires following earthquakes and other catastrophes. We are working for changes in the regulatory environment, including fewer restrictions on underwriting, recognizing the need for and improving appropriate risk based pricing and promoting the creation of government sponsored, privately funded solutions for large catastrophes. While the actions that we take will be primarily focused on reducing the catastrophe exposure in our property business, we also consider their impact on our ability to market our auto lines.

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

        Premiums written, an operating measure, is the amount of premiums charged for policies issued during a fiscal period. Premiums earned is a GAAP measure. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums on our Consolidated Statements of Financial Position. Since the Allstate brand policy periods are typically 6 months for auto and 12 months for homeowners, Encompass standard auto and homeowners policy periods are typically 12 months and non-standard auto policy periods are typically 6 months, rate changes will generally be recognized in premiums earned over a period of 6 to 24 months. During this period, premiums written at a higher rate will cause an increase in the balance of unearned premiums on our Consolidated Statements of Financial Position.

        The following table shows the unearned premium balance at December 31 and the timeframe in which we expect to recognize these premiums as earned.

			% earned after
(in millions)	2007	2006	90 days	180 days	270 days	360 days
Allstate brand:
Standard auto	$4,092	$3,971	74.0%	98.6%	99.7%	100.0%
Non-standard auto	302	349	72.2%	97.4%	99.4%	100.0%
Homeowners	3,322	3,332	43.7%	75.8%	94.3%	100.0%
Other personal lines	1,413	1,441	39.1%	67.8%	85.5%	92.0%

Total Allstate brand	9,129	9,093	57.5%	85.5%	95.5%	98.8%
Encompass brand:
Standard auto	572	573	43.8%	75.5%	94.1%	100.0%
Non-standard auto	15	23	75.7%	100.0%	100.0%	100.0%
Homeowners	303	316	44.2%	76.1%	94.4%	100.0%
Other personal lines	66	73	44.4%	76.2%	94.3%	100.0%

Total Encompass brand	956	985	44.4%	76.1%	94.3%	100.0%

Total Allstate Protection unearned premiums	$10,085	$10,078	56.3%	84.6%	95.4%	98.9%

        A reconciliation of premiums written to premiums earned for the years ended December 31 is presented in the following table.

(in millions)	2007	2006	2005
Premiums written:
Allstate Protection	$27,183	$27,525	$27,393
Discontinued Lines and Coverages	—	1	(2)

Property-Liability premiums written	27,183	27,526	27,391
Decrease (increase) in unearned premiums(1)	17	(354)	(349)
Other(1)	33	197	(3)

Property-Liability premiums earned	$27,233	$27,369	$27,039

Premiums earned:
Allstate Protection	$27,232	$27,366	$27,038
Discontinued Lines and Coverages	1	3	1

Property-Liability	$27,233	$27,369	$27,039

(1)
Year ended December 31, 2006 includes the transfer at January 1, 2006 of $152 million in unearned premiums to Property-Liability related to the loan protection business previously managed by Allstate Financial. Prior periods have not been reclassified.

        Premiums written by brand are shown in the following table.

	Allstate brand			Encompass brand			Total Allstate Protection
(in millions)	2007	2006	2005	2007	2006	2005	2007	2006	2005
Standard auto(1)	$16,035	$15,704	$15,173	$1,125	$1,138	$1,174	$17,160	$16,842	$16,347
Non-standard auto(1)	1,179	1,386	1,587	68	94	116	1,247	1,480	1,703
Homeowners	5,711	5,926	6,040	538	589	611	6,249	6,515	6,651
Other personal lines(2)	2,397	2,548	2,523	130	140	169	2,527	2,688	2,692

Total	$25,322	$25,564	$25,323	$1,861	$1,961	$2,070	$27,183	$27,525	$27,393

(1)
2007 includes the impact from the fourth quarter 2007 discontinuation and reinstatement of mandatory personal injury protection in the state of Florida.

(2)
Other personal lines include commercial lines, condominium, renters, involuntary auto and other personal lines.

        Premiums earned by brand are shown in the following table.

	Allstate brand			Encompass brand			Total Allstate Protection
(in millions)	2007	2006	2005	2007	2006	2005	2007	2006	2005
Standard auto	$15,952	$15,591	$15,034	$1,127	$1,160	$1,186	$17,079	$16,751	$16,220
Non-standard auto	1,232	1,436	1,642	76	98	125	1,308	1,534	1,767
Homeowners	5,732	5,793	5,792	551	590	583	6,283	6,383	6,375
Other personal lines	2,426	2,546	2,514	136	152	162	2,562	2,698	2,676

Total	$25,342	$25,366	$24,982	$1,890	$2,000	$2,056	$27,232	$27,366	$27,038

        Premium operating measures and statistics that are used to analyze the business are calculated and described below. Measures and statistics presented for Allstate brand exclude Allstate Canada, loan protection and specialty auto.

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

  •
  PIF: Policy counts are based on items rather than customers. A multi-car customer would generate multiple item (policy) counts, even if all cars were insured under one policy.

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

        Standard auto premiums written increased 1.9% to $17.16 billion in 2007 from $16.84 billion in 2006, following a 3.0% increase in 2006 from $16.35 billion in 2005.

	Allstate brand			Encompass brand
Standard Auto	2007	2006	2005	2007	2006	2005
PIF (thousands)	18,254	18,084	17,613	1,103	1,124	1,144
Average premium- gross written(1)	$423	$420	$417	$969	$983	$984
Renewal ratio (%)(1)	89.5	90.0	90.5	75.0	76.4	75.0

(1)
Policy term is six months for Allstate brand and twelve months for Encompass brand.

        Allstate brand standard auto premiums written increased 2.1% to $16.04 billion in 2007 from $15.70 billion in 2006, following a 3.5% increase in 2006 from $15.17 billion in 2005. The Allstate brand standard auto premiums written increase in 2007 compared to 2006 was due to increases in PIF and average premium. The 0.9% increase in Allstate brand standard auto PIF as of December 31, 2007 compared to December 31, 2006 was primarily the result of growth in policies available for renewal. Our Allstate brand standard auto growth strategy includes actions such as the continued rollout of YCA policy options, increased marketing, the continued refinement of Tiered Pricing, underwriting actions and agency growth, while recognizing that the impact of catastrophe management actions on cross-sell opportunities and competitive pressures in certain markets may lessen their success.

        Allstate brand standard auto new issued applications are shown in the table below.

(in thousands)	2007	2006	2005
Allstate brand standard auto
Hurricane exposure states(1)	1,018	1,037	999
California	315	319	316
All other states	621	627	612

Total new issued applications	1,954	1,983	1,927

(1)
Hurricane exposure states are Alabama, Connecticut, Delaware, Florida, Georgia, Louisiana, Maine, Maryland, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia and Washington, D.C.

        Allstate brand standard auto average premium increased 0.7% in 2007 compared to 2006. Standard auto average premium is impacted by rate changes, geographic and product shifts in the mix of business and changes in customer preferences. The Allstate brand standard auto renewal ratio declined 0.5 points in 2007 compared to 2006 due to competitive conditions and the impact of our property catastrophe management actions on cross-sell opportunities.

        Allstate brand standard auto premiums written increased in 2006 compared to 2005 due to increases in PIF and average premium. The 2.7% increase in Allstate brand standard auto PIF as of December 31, 2006 compared to December 31, 2005 was primarily the result of growth in policies available for renewal and new issued applications. Allstate brand standard auto average premium increased 0.7% in 2006 compared to 2005 primarily due to higher average new premiums reflecting a shift by policyholders to newer and more expensive autos, partly offset by net rate decreases. The Allstate brand standard auto renewal ratio declined 0.5 points in 2006 compared to 2005 due to competitive pressures in certain states.

        Encompass brand standard auto premiums written decreased 1.1% to $1.13 billion in 2007 from $1.14 billion in 2006, following a 3.1% decrease in 2006 from $1.17 billion in 2005. The Encompass brand standard auto premiums written decrease in 2007 compared to 2006 was due to declines in PIF and average premium. The 1.9% decline in Encompass brand standard auto PIF as of December 31, 2007 compared to December 31, 2006 was due to a decline in the policies available to renew more than offsetting new business production. The 12-month average premium decreased 1.4% in 2007 compared to 2006 due to a change in the mix of business to policies with basic coverages and fewer features resulting in lower average premium. We expect the rate of decline in Encompass brand standard auto PIF to continue to moderate as we pursue growth opportunities in this channel. Our Encompass brand growth strategy includes the continued rollout of Encompass Edge, which provides more segmented pricing of auto and homeowners coverage.

        Encompass brand standard auto premiums written decreased in 2006 compared to 2005 due to declines in PIF. The 1.8% decline in Encompass brand standard auto PIF as of December 31, 2006 compared to December 31, 2005 was due to a decline in the policies available to renew and from the negative impact of our catastrophe management actions in certain markets more than offsetting new business. The 12-month average premium decreased 0.1% in 2006 compared to 2005.

        Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued in all locations. The following table shows the net rate changes that were approved for standard auto during 2007 and 2006. These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing new business in a state.

	# of States		Countrywide(%)(1)		State Specific(%)(2)
	2007(4)	2006(3)	2007(4)	2006(3)	2007(4)	2006(3)
Allstate brand	25	26	1.3	(0.2)	4.4	(0.6)
Encompass brand	12	16	0.4	(0.4)	1.2	(1.7)

(1)
Represents the impact in the states where rate changes were approved during 2007 and 2006, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)
Represents the impact in the states where rate changes were approved during 2007 and 2006, respectively, as a percentage of total prior year-end premiums written in those states.

(3)
The prior period has been restated to conform to the current period presentation.

(4)
Excludes the impact of rate changes in the state of Florida relating to the discontinuation and reinstatement of mandatory personal injury protection.

        Non-standard auto premiums written decreased 15.7% to $1.25 billion in 2007 from $1.48 billion in 2006, following a 13.1% decrease in 2006 from $1.70 billion in 2005.

	Allstate brand			Encompass brand
Non-Standard Auto
	2007	2006	2005	2007	2006	2005
PIF (thousands)	829	943	1,110	56	85	99
Average premium- gross written (six months)	$617	$617	$629	$526	$535	$561
Renewal ratio (%)	76.1	75.9	77.6	65.0	67.3	65.3

        Allstate brand non-standard auto premiums written decreased 14.9% to $1.18 billion in 2007 from $1.39 billion in 2006, following a 12.7% decrease in 2006 from $1.59 billion in 2005. The Allstate brand non-standard auto premiums written decrease in 2007 compared to 2006 was due to declines in PIF. PIF decreased 12.1% as of December 31, 2007 compared to December 31, 2006 due to new business production insufficient to offset the decline in polices available to renew. Allstate brand non-standard auto new issued applications increased 9.6% in 2007 compared to 2006 primarily due to the introduction of our Allstate Blue product, which has been launched in 12 states as of December 31, 2007. The Allstate brand non-standard auto average premium in 2007 was comparable to 2006.

        Allstate brand non-standard auto premiums written decreased in 2006 compared to 2005 due to declines in PIF and average premium. PIF decreased 15.0% as of December 31, 2006 compared to December 31, 2005 due to new business production insufficient to offset the inherently low renewal ratio in this business. Allstate brand non-standard auto new issued applications decreased 11.4% in 2006 compared to 2005. The decline of 1.9% in average premium in 2006 compared to 2005 is due to a shift in the geographic mix of business and net rate decreases.

        Encompass brand non-standard auto premiums written decreased 27.7% to $68 million in 2007 from $94 million in 2006, following a 19.0% decrease in 2006 from $116 million in 2005. The Encompass brand non-standard auto premiums written decrease in 2007 compared to 2006 was primarily due to declines in PIF, because new business was insufficient to offset the decline in polices available to renew, and lower average premium due to geographic shifts in the mix of business, partially offset by recent non-standard auto rate changes in specific markets.

        Encompass brand non-standard auto premiums written decreased in 2006 compared to 2005, primarily due to declines in PIF and average premium.

        Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued in all locations. The following table shows the net rate changes that were approved for non-standard auto during 2007 and 2006. These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing new business in a state.

	# of States		Countrywide(%)(1)		State Specific(%)(2)
	2007(4)	2006(3)	2007(4)	2006(3)	2007(4)	2006(3)
Allstate brand	9	3	1.0	(1.6)	4.7	(4.3)
Encompass brand	7	3	8.1	—	14.6	(0.2)

(1)
Represents the impact in the states where rate changes were approved during 2007 and 2006, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)
Represents the impact in the states where rate changes were approved during 2007 and 2006, respectively, as a percentage of total prior year-end premiums written in those states.

(3)
The prior period has been restated to conform to the current period presentation.

(4)
Excludes the impact of rate changes in the state of Florida relating to the discontinuation and reinstatement of mandatory personal injury protection.

        Homeowners premiums written decreased 4.1% to $6.25 billion in 2007 from $6.52 billion in 2006, following a 2.0% decrease in 2006 from $6.65 billion in 2005. Excluding the cost of catastrophe reinsurance, premiums written declined 0.1% in 2007 compared to 2006. For a more detailed discussion on reinsurance, see the Property-Liability Claims and Claims Expense Reserves section of the MD&A and Note 9 of the consolidated financial statements.

	Allstate brand			Encompass brand
Homeowners
	2007	2006	2005	2007	2006	2005
PIF (thousands)	7,570	7,836	7,828	484	527	545
Average premium- gross written (12 months)	$850	$832	$799	$1,181	$1,136	$1,086
Renewal ratio (%)	86.5	87.3	88.2	80.0	84.0	88.1

        Allstate brand homeowners premiums written decreased 3.6% to $5.71 billion in 2007 from $5.93 billion in 2006, following a 1.9% decrease in 2006 from $6.04 billion in 2005. The Allstate brand homeowners premiums written decrease in 2007 compared to 2006 was due to increases in ceded reinsurance premiums and a 3.4% decline in PIF, due to lower new issued applications and renewal ratio, partially offset by increases in average premium, reflecting rate changes, including our net cost of reinsurance. Actions taken to manage our catastrophe exposure in areas with known exposure to hurricanes, earthquakes, wildfires, fires following earthquakes and other catastrophes have had an impact on our new business writings for homeowners insurance, as demonstrated by the decline in Allstate brand homeowners new issued applications in the following table. We expect this trend to continue in 2008 as we continue to address our catastrophe exposure.

(in thousands)	2007	2006	2005
Allstate brand homeowners
Hurricane exposure states(1)	377	472	574
California	25	56	111
All other states	401	459	497

Total new issued applications	803	987	1,182

(1)
Hurricane exposure states are Alabama, Connecticut, Delaware, Florida, Georgia, Louisiana, Maine, Maryland, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia and Washington, D.C.

        Allstate brand homeowners premiums written declined in 2006 compared to 2005 due to increases in ceded reinsurance premiums, partially offset by increases in PIF and average premium. The 0.1% increase in Allstate brand homeowners PIF as of December 31, 2006 compared to December 31, 2005 was the result of growth in policies available for renewal.

        PIF and the renewal ratio will continue to be negatively impacted by our catastrophe management actions such as our decision to discontinue offering coverage by Allstate Floridian Insurance Company and its subsidiaries ("Allstate Floridian") on approximately 120,000 property policies as part of a renewal rights and reinsurance arrangement with Royal Palm Insurance Company ("Royal Palm") entered into in 2006 ("Royal Palm 1"), and separately, an additional 106,000 property policies under a renewal rights agreement with Royal Palm entered into in 2007 ("Royal Palm 2"). Allstate Floridian no longer offers coverage on the policies involved in Royal Palm 1 and Royal Palm 2 when they expire, at which time Royal Palm may offer coverage to these policyholders. The policies involved in Royal Palm 1 and Royal Palm 2 expired at a rate of 4% in the fourth quarter of 2006, and 81% during 2007, and are expected to expire at a rate of 14% in the first quarter of 2008 and 1% in the second quarter of 2008. The Allstate brand homeowners renewal ratio declined 0.8 points in 2007 compared to 2006, primarily due to our catastrophe management actions.

        The Allstate brand homeowners average premium increased 2.2% in 2007 compared to 2006, primarily due to higher average renewal premiums related to increases in insured value and approved rate changes, including our net cost of reinsurance, partially offset by a shift in geographic mix as our catastrophe management actions reduce premiums written in areas with generally higher average premiums.

        The Allstate brand homeowners average premium increased 4.1% in 2006 compared to 2005, primarily due to higher average renewal premiums related to increases in insured value and rate changes approved, including our net cost of reinsurance. The Allstate brand homeowners renewal ratio declined 0.9 points in 2006 compared to 2005, primarily due to our catastrophe management actions.

        Encompass brand homeowners premiums written decreased 8.7% to $538 million in 2007 from $589 million in 2006, following a 3.6% decrease in 2006 from $611 million in 2005. The Encompass brand homeowners premiums written decrease in 2007 compared to 2006 was due to increases in ceded reinsurance premiums and a decline in PIF, partially offset by increases in average premium. The 8.2% decline in Encompass brand homeowners PIF as of December 31, 2007 compared to December 31, 2006 was partially due to a decline in the renewal ratio in 2007 compared to 2006, primarily due to our catastrophe management actions in certain markets. The 12 month average premium increased 4.0% in 2007 compared to 2006 due to rate actions taken in the current year, including those taken for our net cost of reinsurance, and increases in insured value.

        Encompass brand homeowners premiums written decreased in 2006 compared to 2005 due to increases in ceded reinsurance and declines in PIF, partially offset by increases in average premium. The 3.3% decline in Encompass brand homeowners PIF as of December 31, 2006 compared to December 31, 2005 was due to lower retention. The decline in the renewal ratio in 2006 compared to 2005 was primarily due to catastrophe management actions. The 12 month average premium increased 4.6% in 2006 compared to 2005 due to rate actions taken during the current and prior year and increases in insured value.

        We continue to pursue rate changes for homeowners in all locations when indicated. The following table shows the net rate changes that were approved for homeowners during 2007 and 2006, including rate changes approved based on our net cost of reinsurance. For a discussion relating to reinsurance costs, see the Property-Liability Claims and Claims Expense Reserves section of the MD&A and Note 13 of the consolidated financial statements.

	# of States		Countrywide(%)(1)		State Specific(%)(2)
	2007	2006(3)	2007	2006(3)	2005	2006(3)
Allstate brand(4)	33	26	3.6	2.4	5.8	5.5
Encompass brand(4)	26	22	2.3	2.3	4.3	6.7

(1)
Represents the impact in the states where rate changes were approved during 2007 and 2006, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)
Represents the impact in the states where rate changes were approved during 2007 and 2006, respectively, as a percentage of total prior year-end premiums written in those states.

(3)
The prior period has been restated to conform to the current period presentation.

(4)
Includes Washington D.C.

        Underwriting results are shown in the following table.

(in millions)	2007	2006	2005
Premiums written	$27,183	$27,525	$27,393

Premiums earned	$27,232	$27,366	$27,038
Claims and claims expense	(17,620)	(15,885)	(21,008)
Amortization of DAC	(4,121)	(4,131)	(4,092)
Other costs and expenses	(2,626)	(2,557)	(2,360)
Restructuring and related charges	(27)	(157)	(39)

Underwriting income (loss)	$2,838	$4,636	$(461)

Catastrophe losses	$(1,409)	$(810)	$(5,674)

Underwriting income (loss) by line of business
Standard auto	$1,665	$2,320	$1,620
Non-standard auto	264	309	354
Homeowners	571	1,472	(1,983)
Other personal lines	338	535	(452)

Underwriting income (loss)	$2,838	$4,636	$(461)

Underwriting income (loss) by brand
Allstate brand	$2,634	$4,451	$(437)
Encompass brand	204	185	(24)

Underwriting income (loss)	$2,838	$4,636	$(461)

        Allstate Protection generated underwriting income of $2.84 billion during 2007 compared to $4.64 billion in 2006. The decrease was primarily due to lower favorable prior year reserve reestimates, higher catastrophe losses, increases in auto and homeowners claim frequency excluding catastrophes, higher current year claim severity and increases in the cost of catastrophe reinsurance. Current year claim severity expectations continue to be consistent with relevant indices. For further discussion and quantification of the impact of reserve estimates and assumptions, see the Application of Critical Accounting Estimates and Property-Liability Claims and Claims Expense Reserves sections of the MD&A.

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

        Loss ratios are a measure of profitability. Loss ratios by product, and expense and combined ratios by brand, are shown in the following table. These ratios are defined on page 51.

				Effect of Catastrophe Losses on the Loss Ratio
	2007	2006	2005	2007	2006	2005
Allstate brand loss ratio:
Standard auto	65.8	61.5	65.7	0.6	0.6	2.9
Non-standard auto	54.9	56.1	57.8	0.2	—	2.6
Homeowners	66.5	50.4	110.7	19.5	10.9	70.5
Other personal lines	60.4	52.1	91.7	5.0	(0.9)	35.3
Total Allstate brand loss ratio	64.9	57.8	78.2	5.3	2.8	21.8
Allstate brand expense ratio	24.7	24.7	23.5

Allstate brand combined ratio	89.6	82.5	101.7

Encompass brand loss ratio:
Standard auto	64.2	60.0	66.9	0.4	(0.3)	1.7
Non-standard auto	75.0	76.5	67.2	—	1.0	0.8
Homeowners	54.6	58.6	77.8	12.0	17.3	30.6
Other personal lines	61.8	81.6	82.1	2.2	7.9	17.9
Total Encompass brand loss ratio	61.6	62.1	71.3	3.9	5.6	11.2
Encompass brand expense ratio	27.6	28.7	29.9

Encompass brand combined ratio	89.2	90.8	101.2

Total Allstate Protection loss ratio	64.7	58.1	77.7	5.2	3.0	21.0
Allstate Protection expense ratio	24.9	25.0	24.0

Allstate Protection combined ratio	89.6	83.1	101.7

        Standard auto loss ratio increased 4.3 points for the Allstate brand in 2007 compared to 2006 due to lower favorable reserve reestimates related to prior years, and higher claim frequency and claim severity excluding catastrophes, partially offset by higher premiums earned. Standard auto loss ratio for the Encompass brand increased 4.2 points in 2007 compared to 2006 due to lower favorable reserve reestimates related to prior years. Standard auto loss ratio decreased 4.2 points for the Allstate brand and 6.9 points for the Encompass brand in 2006 compared to 2005 due to lower catastrophes, higher premiums earned in the Allstate brand, lower claim frequency excluding catastrophes and favorable reserve reestimates related to prior years, partially offset by higher current year claim severity.

        Non-standard auto loss ratio decreased 1.2 points for the Allstate brand in 2007 compared to 2006 due to favorable reserve reestimates related to prior years. Non-standard auto loss ratio for the Encompass brand decreased 1.5 points in 2007 compared to 2006 primarily driven by lower claim frequency. Non-standard auto loss ratio decreased 1.7 points for the Allstate brand in 2006 compared to 2005 due to lower catastrophes, lower claim frequency and favorable reserve reestimates related to prior years, partially offset by higher current year claim severity and lower premiums earned. Non-standard auto loss ratio for the Encompass brand increased 9.3 points in 2006 compared to 2005 due to higher current year claim severity, lower premiums earned, and higher catastrophes, partially offset by lower claim frequency excluding catastrophes.

        Homeowners loss ratio for the Allstate brand increased 16.1 points in 2007 compared to 2006 due to higher catastrophe losses, the absence of favorable non-catastrophe reserve reestimates related to prior years, higher claim severity, higher ceded earned premium for catastrophe reinsurance, and higher claim frequency excluding catastrophes. Homeowners loss ratio for the Encompass brand decreased 4.0 points in 2007 compared to 2006 primarily due to lower catastrophe losses. Homeowners loss ratio decreased 60.3 points for the Allstate brand and 19.2 points for the Encompass brand in 2006 compared to 2005 due to lower catastrophes, higher premiums earned, lower claim frequency excluding catastrophes, and higher favorable Allstate brand reserve reestimates related to prior years, partially offset by higher current year claim severity and higher ceded earned premium for catastrophe reinsurance.

        Expense ratio for Allstate Protection decreased 0.1 points in 2007 compared to 2006 primarily due to lower restructuring charges offset by increased spending on advertising and investments in marketing and technology for product and service innovations. In 2006, the ratio increased 1.0 points when compared to 2005 primarily due to increased restructuring and related charges due to a Voluntary Termination Offer ("VTO"), increased employee benefits and incentives, increased marketing and the impact of higher ceded premiums for catastrophe reinsurance. For a more detailed discussion of the 2006 restructuring charges, see Note 12 of the consolidated financial statements.

        The impact of specific costs and expenses on the expense ratio is included in the following table.

	Allstate brand			Encompass brand			Allstate Protection
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Amortization of DAC	14.8	14.7	14.7	20.1	19.7	20.5	15.1	15.1	15.1
Other costs and expenses	9.8	9.4	8.7	7.5	8.7	9.1	9.7	9.3	8.7
Restructuring and related charges	0.1	0.6	0.1	—	0.3	0.3	0.1	0.6	0.2

Total expense ratio	24.7	24.7	23.5	27.6	28.7	29.9	24.9	25.0	24.0

        The expense ratio for the standard auto and homeowners businesses generally approximates the total Allstate Protection expense ratio of 24.9 in 2007, 25.0 in 2006 and 24.0 in 2005. The expense ratio for the non-standard auto business generally is lower than the total Allstate Protection expense ratio due to lower agent commission rates and higher average premiums for non-standard auto as compared to standard auto. The Encompass brand DAC amortization is higher on average than Allstate brand DAC amortization due to higher commission rates.

        DAC    We establish a DAC asset for costs that vary with and are primarily related to acquiring business, principally agents' remuneration, premium taxes, certain underwriting costs and direct mail solicitation expenses. For the Allstate Protection business, DAC is amortized to income over the period in which premiums are earned.

        The balance of DAC for each product type at December 31, is included in the following table.

	Allstate brand		Encompass brand		Allstate Protection
(in millions)	2007	2006	2007	2006	2007	2006
Standard auto	$579	$575	$110	$108	$689	$683
Non-standard auto	42	47	2	3	44	50
Homeowners	454	470	60	62	514	532
Other personal lines	218	207	12	13	230	220

Total DAC	$1,293	$1,299	$184	$186	$1,477	$1,485

Catastrophe Management

        Historical Catastrophe Experience      Since the beginning of 1992, the average annual impact of catastrophes on our Property-Liability loss ratio was 7.1 points. However, this average does not reflect the impact of some of the more significant actions we have taken to limit our catastrophe exposure. Consequently, we think it is useful to consider the impact of catastrophes after excluding losses that are now partially or substantially covered by the California Earthquake Authority ("CEA"), Florida Hurricane Catastrophe Fund ("FHCF") or placed with a third party, such as hurricane coverage in Hawaii. The average annual impact of all catastrophes, excluding losses from Hurricanes Andrew and Iniki and losses from California earthquakes, on our Property-Liability loss ratio was 5.8 points since the beginning of 1992.

        Comparatively, the average annual impact of catastrophes on the homeowners loss ratio for the years 1992 through 2007 is shown in the following table.

	Average annual impact of catastrophes on the homeowners loss ratio	Average annual impact of catastrophes on the homeowners loss ratio excluding losses from Hurricanes Andrew and Iniki, and losses from California earthquakes
Florida	102.2	48.7
Other hurricane exposure states	25.3	25.1
Total hurricane exposure states	32.7	27.4
All other	21.8	15.7
Total	27.7	22.0

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

        Actions we have taken or are considering to maintain an acceptable catastrophe exposure level in our property business include:

  •
  purchasing reinsurance or engaging in other forms of risk transfer arrangements;

  •
  limitations on new business writings;

  •
  not offering continuing coverage to some existing policyholders;

  •
  withdrawing from certain geographic markets;

  •
  changes in rates, deductibles and coverage;

  •
  changes to underwriting requirements, including limitations in coastal and adjacent counties;

  •
  discontinuing coverage for certain types of residences; and/or

  •
  removing wind coverage from certain policies and allowing our agencies to help customers apply for wind coverage through state facilities such as wind pools.

Hurricanes

        We consider the greatest areas of potential catastrophe losses due to hurricanes to generally be major metropolitan centers in counties along the eastern and gulf coasts of the United States. Generally, the average premium on a property policy near these coasts is greater than other areas. However, average premiums are not considered commensurate with the inherent risk of loss.

        We have addressed our risk of hurricane loss by, among other actions, purchasing reinsurance for specific states and on a countrywide basis for our personal lines property insurance in areas most exposed to hurricanes (for further information on our reinsurance program see the Property-Liability Claims and Claims Expense Reserves section of the MD&A); limiting personal homeowners new business writings in coastal areas in southern and eastern states; not offering continuing coverage on certain policies in coastal counties in certain states; and entering into Royal Palm 1 and Royal Palm 2. Our actions are expected to continue during 2008 in northeastern and certain other hurricane prone states.

Earthquakes

        During 2006, we began taking actions countrywide to significantly reduce our exposure to the risk of earthquake losses. These actions included purchasing reinsurance on a countrywide basis and in the state of Kentucky; no longer offering new optional earthquake coverage in most states; removing optional earthquake coverage upon renewal in most states; and entering into arrangements in many states to make earthquake coverage available through other insurers for new and renewal business.

        Allstate's premiums written attributable to optional earthquake coverage totaled approximately $3 million in 2007 compared to $33 million in 2006. Additional reductions in policies in force are anticipated in 2008. Upon completion of these actions, we expect to retain only approximately 40,000 policies in force due to regulatory and other reasons. We also will continue to have exposure to earthquake risk on certain policies and coverages that do not specifically exclude coverage for earthquake losses, including our auto policies, and to fires following earthquakes. Allstate policyholders in the state of California are offered coverage through the CEA, a privately-financed, publicly-managed state agency created to provide insurance coverage for earthquake damage. Allstate is subject to assessments from the CEA under certain circumstances as explained in Note 13 of the consolidated financial statements.

Fires Following Earthquakes

        Actions taken related to our risk of loss from fires following earthquakes include changing homeowners underwriting requirements in California and purchasing additional reinsurance on a countrywide basis excluding Florida and on a statewide basis in California and Kentucky.

Wildfires

        Actions we are taking to reduce our risk of loss from wildfires include changing homeowners underwriting requirements in certain states and including California wildfire losses in our 2008 aggregate excess reinsurance agreement. Catastrophe losses related to the Southern California wildfires that occurred during October 2007 totaled $318 million.

Allstate Protection Outlook

  •
  Allstate Protection premiums written in 2008 are anticipated to be slightly higher than 2007 levels. We expect continued growth of Allstate brand standard auto premiums written due to increased PIF resulting from improved agency effectiveness and further optimization in our advertising and higher average premium, partially offset by the impact of competition and the estimated effects of catastrophe management actions on homeowners and other property premiums.

  •
  We will continue the introduction of our innovative products and services. Allstate Blue is anticipated to contribute positively to the non-standard written premium trends and our presence in the non-standard market. Encompass Edge is expected to contribute to the Encompass growth trends.

  •
  Loss costs are expected to increase faster than average premiums.

  •
  We expect that volatility in the level of catastrophes we experience will contribute to variation in our underwriting results; however, this volatility will be somewhat mitigated due to our catastrophe management actions, including purchases of reinsurance.

  •
  We plan to continue to study the efficiencies of our operations and cost structure for additional areas where costs may be reduced. Any reductions in costs we achieve, however, may be offset by the costs of other new initiatives, such as expenditures for marketing and technology. We expect advertising expense in 2008 to be comparable to 2007.

DISCONTINUED LINES AND COVERAGES SEGMENT

        Overview    The Discontinued Lines and Coverages segment includes results from insurance coverage that we no longer write and results for certain commercial and other businesses in run-off. Our exposure to asbestos, environmental and other discontinued lines claims is reported in this segment. We have assigned management of this segment to a designated group of professionals with expertise in claims handling, policy coverage interpretation, exposure identification and reinsurance collection. As part of its responsibilities, this group is also regularly engaged in policy buybacks, settlements and reinsurance assumed and ceded commutations.

        Summarized underwriting results for the years ended December 31, are presented in the following table.

(in millions)	2007	2006	2005
Premiums written	$—	$1	$(2)

Premiums earned	$1	$3	$1
Claims and claims expense	(47)	(132)	(167)
Operating costs and expenses	(8)	(10)	(9)

Underwriting loss	$(54)	$(139)	$(175)

        Underwriting loss of $54 million in 2007 primarily related to a $63 million reestimate of environmental reserves and a $6 million reestimate of asbestos reserves as a result of the annual third quarter 2007 ground up reserve review, partially offset by a $46 million reduction in the reinsurance recoverable valuation allowance related to Equitas Limited's improved financial position as a result of its reinsurance coverage with National Indemnity Company. The cost of administering claims settlements totaled $14 million, $19 million and $18 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        Underwriting loss of $139 million in 2006 primarily related to an $86 million reestimate of asbestos reserves, a $10 million reestimate of environmental reserves and a $26 million increase in the allowance for future uncollectible reinsurance recoverables.

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

  •
  We continue to be encouraged that the pace of industry asbestos claim activity has slowed, perhaps reflecting various state legislative and judicial actions with respect to medical criteria and increased legal scrutiny of the legitimacy of claims.

PROPERTY-LIABILITY INVESTMENT RESULTS

        Net investment income increased 6.4% in 2007 when compared to 2006, after increasing 3.5% in 2006 when compared to 2005. The 2007 increase was principally due to increased partnership income and increased portfolio yields. The 2006 increase was due to higher income from partnerships and higher fixed income portfolio balances.

        The following table presents the average pretax investment yields for the year ended December 31.

	2007(1)(2)	2006(1)(2)	2005(1)(2)
Fixed income securities: tax-exempt	5.1%	5.1%	5.2%
Fixed income securities: tax-exempt equivalent(3)	7.4	7.4	7.6
Fixed income securities: taxable	5.5	5.3	5.0
Equity securities(3)	2.7	2.7	2.8
Mortgage loans	5.6	5.2	5.5
Limited partnership interests(3)	16.0	17.2	19.0
Total portfolio	5.4	5.2	5.0

(1)
Pretax yield is calculated as investment income (including dividend income in the case of equity securities) divided by the average of the investment balances at the beginning and end of period and interim quarters.

(2)
Amortized cost basis is used to calculate the average investment balance for fixed income securities and mortgage loans. Cost is used for equity securities. Cost or the equity method of accounting basis is used for limited partnership interests.

(3)
To conform to current period presentation, prior periods have been reclassified

        Net realized capital gains and losses, after-tax were $915 million in 2007 compared to $227 million in 2006 and $339 million in 2005. The following table presents the factors driving the net realized capital gains and losses results.

(in millions)	2007	2006	2005
Investment write-downs	$(44)	$(26)	$(30)
Dispositions	1,342	451	516
Valuation of derivative instruments	(15)	43	10
Settlements of derivative instruments	133	(120)	20

Realized capital gains and losses, pretax	1,416	348	516
Income tax expense	(501)	(121)	(177)

Realized capital gains and losses, after-tax	$915	$227	$339

        For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

Property-Liability Investment Outlook

  •
  Increased levels of dividends paid by Allstate Insurance Company ("AIC") to The Allstate Corporation in 2007, combined with a similar level of dividends anticipated in 2008, may lead to a decline in portfolio balances and investment income.

PROPERTY-LIABILITY CLAIMS AND CLAIMS EXPENSE RESERVES

        Property-Liability underwriting results are significantly influenced by estimates of property-liability claims and claims expense reserves. For a description of our reserve process, see Note 7 of the consolidated financial statements and for a further description of our reserving policies and the potential variability in our reserve estimates, see the Application of Critical Accounting Estimates section of the MD&A. These reserves are an estimate of amounts necessary to settle all outstanding claims, including IBNR claims, as of the reporting date.

        The facts and circumstances leading to our quarterly reestimates of reserves relate to revisions to the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual losses are likely different than that predicted by the estimated development factors used in prior reserve estimates. At December 31, 2007, the impact of a reserve reestimation corresponding to a one percent increase or decrease in net reserves would be a decrease or increase of approximately $108 million in net income.

        The table below shows total net reserves as of December 31, 2007, 2006 and 2005 for Allstate brand, Encompass brand and Discontinued Lines and Coverages lines of business.

(in millions)	2007	2006	2005
Allstate brand	$13,456	$13,220	$15,423
Encompass brand	1,129	1,236	1,331

Total Allstate Protection	$14,585	$14,456	$16,754
Discontinued Lines and Coverages	2,075	2,154	2,177

Total Property-Liability	$16,660	$16,610	$18,931

        The table below shows reserves, net of reinsurance, representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2007, 2006 and 2005, and the effect of reestimates in each year.

	2007		2006		2005
(in millions)	Jan 1 Reserves	Reserve Reestimate(1)	Jan 1 Reserves	Reserve Reestimate(1)	Jan 1 Reserves	Reserve Reestimate(1)
Allstate brand	$13,220	$(167)	$15,423	$(1,085)	$13,204	$(613)
Encompass brand	1,236	(52)	1,331	(18)	1,230	(22)

Total Allstate Protection	$14,456	$(219)	$16,754	$(1,103)	$14,434	$(635)
Discontinued Lines and Coverages	2,154	47	2,177	132	2,327	167

Total Property-Liability	$16,610	$(172)	$18,931	$(971)	$16,761	$(468)

Reserve reestimates, after-tax		$(112)		$(631)		$(304)

Net income		4,636		4,993		1,765

Reserve reestimates as a % of net income		2.4%		12.6%		17.2%

(1)
Favorable reserve reestimates are shown in parentheses.

Allstate Protection

        The table below shows Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2007, 2006 and 2005, and the effect of reestimates in each year.

	2007		2006		2005
(in millions)	Jan 1 Reserves	Reserve Reestimate	Jan 1 Reserves	Reserve Reestimate	Jan 1 Reserves	Reserve Reestimate
Auto	$9,995	$(311)	$10,460	$(737)	$10,228	$(661)
Homeowners	2,226	115	3,675	(244)	1,917	7
Other personal lines	2,235	(23)	2,619	(122)	2,289	19

Total Allstate Protection	$14,456	$(219)	$16,754	$(1,103)	$14,434	$(635)

Underwriting income (loss)		2,838		4,636		(461)

Reserve reestimates as a % of underwriting income (loss)		7.7%		23.8%		137.7%

        Auto reserve reestimates in 2007 were primarily the result of auto severity development that was better than expected. Auto reserve reestimates in 2006 and 2005 were primarily the result of auto injury severity development that was better than expected and late reported loss development that was better than expected, primarily due to lower frequency trends in recent years.

        Unfavorable homeowners reserve reestimates in 2007 were primarily due to catastrophe reserve reestimates attributable to increased claim expense reserves primarily for 2005 events and increased loss reserves including reopened claims arising from litigation filed in conjunction with a Louisiana deadline for filing suits related to Hurricane Katrina.

        Homeowners reserve reestimates in 2006 were primarily due to favorable catastrophe reestimates attributable to lower loss estimates for additional living expenses and mold for Hurricane Katrina, late reported loss development that was better than expected and injury severity development that was better than expected.

        Unfavorable homeowner reserve reestimates in 2005 were primarily due to severity development that was greater than expected. In 2005, reestimates included $66 million related to 2004 hurricanes of which $31 million was the Florida Citizens assessment that was accruable in 2005. These were offset primarily by late reported loss development that was better than expected.

        Other personal lines reserve reestimates in 2007 and 2005 were primarily the result of claim severity development different than anticipated in previous estimates. Other personal lines reserve reestimates in 2006 were primarily due to favorable catastrophe reestimates and the result of claim severity development different than anticipated in previous estimates.

        Pending, new and closed claims for Allstate Protection, for the years ended December 31, are summarized in the following table.

Number of Claims	2007	2006	2005
Auto
Pending, beginning of year	522,544	569,334	551,211
New	5,450,438	5,256,600	5,615,440
Total closed	(5,421,384)	(5,303,390)	(5,597,317)

Pending, end of year	551,598	522,544	569,334

Homeowners
Pending, beginning of year	72,988	197,326	84,910
New	805,461	835,900	1,329,164
Total closed	(798,220)	(960,238)	(1,216,748)

Pending, end of year	80,229	72,988	197,326

Other lines
Pending, beginning of year	42,254	79,560	60,572
New	270,962	312,546	427,956
Total closed	(273,265)	(349,852)	(408,968)

Pending, end of year	39,951	42,254	79,560

Total Allstate Protection
Pending, beginning of year	637,786	846,220	696,693
New	6,526,861	6,405,046	7,372,560
Total closed	(6,492,869)	(6,613,480)	(7,223,033)

Pending, end of year	671,778	637,786	846,220

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

2007 Prior year reserve reestimates

(in millions)	1997 & Prior	1998	1999	2000	2001	2002	2003	2004	2005	2006	Total
Allstate brand	$103	$—	$10	$16	$(5)	$15	$5	$(10)	$(225)	$(76)	$(167)
Encompass brand	—	—	(1)	(4)	—	3	6	(4)	(39)	(13)	(52)

Total Allstate Protection	103	—	9	12	(5)	18	11	(14)	(264)	(89)	(219)
Discontinued Lines and Coverages	47	—	—	—	—	—	—	—	—	—	47

Total Property-Liability	$150	$—	$9	$12	$(5)	$18	$11	$(14)	$(264)	$(89)	$(172)

2006 Prior year reserve reestimates

(in millions)	1996 & Prior	1997	1998	1999	2000	2001	2002	2003	2004	2005	Total
Allstate brand	$18	$(8)	$(3)	$(5)	$(2)	$(22)	$(2)	$(48)	$(282)	$(731)	$(1,085)
Encompass brand	—	—	—	—	—	(6)	—	(10)	(22)	20	(18)

Total Allstate Protection	18	(8)	(3)	(5)	(2)	(28)	(2)	(58)	(304)	(711)	(1,103)
Discontinued Lines and Coverages	132	—	—	—	—	—	—	—	—	—	132

Total Property-Liability	$150	$(8)	$(3)	$(5)	$(2)	$(28)	$(2)	$(58)	$(304)	$(711)	$(971)

2005 Prior year reserve reestimates

(in millions)	1995 & Prior	1996	1997	1998	1999	2000	2001	2002	2003	2004	Total
Allstate brand	$124	$(5)	$(1)	$(17)	$1	$(15)	$(10)	$(43)	$(256)	$(391)	$(613)
Encompass brand	—	—	—	—	—	(2)	(1)	(6)	(9)	(4)	(22)

Total Allstate Protection	124	(5)	(1)	(17)	1	(17)	(11)	(49)	(265)	(395)	(635)
Discontinued Lines and Coverages	167	—	—	—	—	—	—	—	—	—	167

Total Property-Liability	$291	$(5)	$(1)	$(17)	$1	$(17)	$(11)	$(49)	$(265)	$(395)	$(468)

        Allstate brand experienced $167 million, $1.09 billion and $613 million of favorable prior year reserve reestimates in 2007, 2006 and 2005, respectively. In 2007, this was primarily due to auto severity development that was better than expected, partially offset by unfavorable reserve reestimates of catastrophe losses. In 2006 and 2005, this was primarily due to auto injury severity development and late reported loss development that was better than expected and changes in reserve reestimates of catastrophe losses which were favorable in 2006 and unfavorable in 2005.

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

        The impact of these reestimates on the Allstate brand underwriting income (loss) is shown in the table below.

(in millions)	2007	2006	2005
Reserve reestimates	$167	$1,085	$613
Allstate brand underwriting income (loss)	2,634	4,451	(437)
Reserve reestimates as a % of underwriting income (loss)	6.3%	24.4%	140.3%

        Encompass brand Reserve reestimates in 2007, 2006 and 2005 were related to lower than anticipated claim settlement costs.

        The impact of these reestimates on the Encompass brand underwriting income (loss) is shown in the table below.

(in millions)	2007	2006	2005
Reserve reestimates	$52	$18	$22
Encompass brand underwriting income (loss)	204	185	(24)
Reserve reestimates as a % of underwriting income (loss)	25.5%	9.7%	91.7%

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

        Reserve reestimates for the Discontinued Lines and Coverages, as shown in the table below, were increased primarily for environmental in 2007 and for asbestos in 2006 and 2005.

	2007		2006		2005
(in millions)	Jan 1 Reserves	Reserve Reestimate	Jan 1 Reserves	Reserve Reestimate	Jan 1 Reserves	Reserve Reestimate
Asbestos Claims	$1,375	$17	$1,373	$86	$1,464	$139
Environmental Claims	194	63	205	10	232	2
Other Discontinued Lines	585	(33)	599	36	631	26

Total Discontinued Lines and Coverages	$2,154	$47	$2,177	$132	$2,327	$167

Underwriting (loss) income		(54)		(139)		(175)

Reserve reestimates as a % of underwriting (loss) income		(87.0)%		(95.0)%		(95.4)%

        Reserve additions for asbestos in 2007, 2006 and 2005, totaling $17 million, $86 million and $139 million, respectively, were primarily for products-related coverage. They were essentially a result of a continuing level of increased claim activity being reported by excess and primary insurance policyholders with existing active claims, excess policyholders with new claims, and reestimates of liabilities for increased assumed reinsurance cessions, as ceding companies (other insurance carriers) also experienced increased claim activity. Increased claim activity over prior estimates has also resulted in an increased estimate for future claims reported. These trends are consistent with the trends of other carriers in the industry, which we believe are related to increased publicity and awareness of coverage, ongoing litigation and bankruptcy actions. The 2007 asbestos reserve addition also includes the write-off of uncollectible reinsurance for a single foreign reinsurer.

        The reserve additions for environmental in 2007 were for increased claim activity related to site-specific remediations where the clean-up cost estimates and responsibility for the clean-up have been more fully determined. This increased claim activity over prior estimates has also resulted in an increased estimate for future claims reported. IBNR now represents 55% of total net environmental reserves, 3 points higher than at December 31, 2006.

        The table below summarizes reserves and claim activity for asbestos and environmental claims before (Gross) and after (Net) the effects of reinsurance for the past three years.

	2007		2006		2005
(in millions, except ratios)	Gross	Net	Gross	Net	Gross	Net
Asbestos claims
Beginning reserves	$2,198	$1,375	$2,205	$1,373	$2,427	$1,464
Incurred claims and claims expense	12	17	143	86	200	139
Claims and claims expense paid	(157)	(90)	(150)	(84)	(422)	(230)

Ending reserves	$2,053	$1,302	$2,198	$1,375	$2,205	$1,373

Annual survival ratio	13.1	14.5	14.7	16.4	5.2	6.0

3-year survival ratio	8.5	9.7	9.4	10.5	9.9	10.7

Environmental claims
Beginning reserves	$249	$194	$252	$205	$281	$232
Incurred claims and claims expense	120	63	22	10	3	2
Claims and claims expense paid	(29)	(25)	(25)	(21)	(32)	(29)

Ending reserves	$340	$232	$249	$194	$252	$205

Annual survival ratio	11.7	9.4	9.8	8.9	7.9	7.2

3-year survival ratio	11.8	9.3	8.1	7.7	5.2	6.0

Combined environmental and asbestos claims
Annual survival ratio	12.9	13.4	14.0	14.8	5.4	6.1

3-year survival ratio	8.8	9.6	9.3	10.1	9.0	9.7

Percentage of IBNR in ending reserves		63.2%		66.5%		68.0%

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

        In 2007, the asbestos survival ratio declined due to continuing claim payments. In 2006, the asbestos survival ratios improved due to reserve additions and a reduced level of claim payments. In 2007, the environmental survival ratios improved due to reserve additions.

        Our net asbestos reserves by type of exposure are shown in the following table.

	December 31, 2007			December 31, 2006			December 31, 2005
(in millions)	Active Policy- holders	Net Reserves	% of Reserves	Active Policy- holders	Net Reserves	% of Reserves	Active Policy- holders	Net Reserves	% of Reserves
Direct policyholders:
—Primary	52	$23	2%	47	$15	1%	46	$18	1%
—Excess	346	222	17	340	214	16	333	180	13

Total	398	245	19%	387	229	17%	379	198	14%

Assumed reinsurance		216	16		203	15		215	16
IBNR		841	65		943	68		960	70

Total net reserves		$1,302	100%		$1,375	100%		$1,373	100%

Total reserve additions		$17			$86			$139

        During the last three years, 94 direct primary and excess policyholders reported new claims, and claims of 78 policyholders were closed, increasing the number of active policyholders by 16 during the period. The 16 increase comprised 3 from 2007, 8 from 2006 and 5 from 2005. The increase of 3 from 2007 included 26 new policyholders reporting new claims and the closing of 23 policyholders' claims.

        IBNR net reserves decreased by $102 million. At December 31, 2007 IBNR represented 65% of total net asbestos reserves, 3 points lower than at December 31, 2006. IBNR provides for reserve development of known claims and future reporting of additional unknown claims from current and new policyholders and ceding companies.

        Pending, new, total closed and closed without payment claims for asbestos and environmental exposures for the years ended December 31, are summarized in the following table.

Number of Claims	2007	2006	2005
Asbestos
Pending, beginning of year	9,175	8,806	8,630
New	876	1,220	1,635
Total closed	(795)	(851)	(1,459)

Pending, end of year	9,256	9,175	8,806

Closed without payment	364	596	829

Environmental
Pending, beginning of year	4,771	4,896	5,775
New	603	612	689
Total closed	(627)	(737)	(1,568)

Pending, end of year	4,747	4,771	4,896

Closed without payment	370	513	1,115

        Property-Liability Reinsurance Ceded    For Allstate Protection, we utilize reinsurance to reduce exposure to catastrophe risk and manage capital, and to support the required statutory surplus and the insurance financial strength ratings of certain subsidiaries such as Allstate Floridian Insurance Company ("AFIC") and Allstate New Jersey Insurance Company. We purchase significant reinsurance where we believe the greatest benefit may be achieved relative to our aggregate countrywide exposure. The price and terms of reinsurance and the credit quality of the reinsurer are considered in the purchase process, along with whether the price can be appropriately reflected in the costs that are considered in setting future rates charged to policyholders. We also participate in various reinsurance mechanisms, including industry pools and facilities, which are backed by the financial resources of the property-liability insurance company market participants, and have historically purchased reinsurance to mitigate long-tail liability lines, including environmental, asbestos and other discontinued lines exposures. We retain primary liability as a direct insurer for all risks ceded to reinsurers.

        The impacts of reinsurance on our reserve for claims and claims expense at December 31 are summarized in the following table, net of allowances we have established for uncollectible amounts.

	Reserve for Property-Liability insurance claims and claims expense		Reinsurance recoverables, net
(in millions)	2007	2006	2007	2006
Industry pools and facilities	$1,862	$1,920	$1,275	$1,325
Asbestos and environmental	2,393	2,447	912	930
Other including allowance for future uncollectible reinsurance recoverables	14,610	14,499	117	79

Total Property-Liability	$18,865	$18,866	$2,304	$2,334

        Reinsurance recoverables include an estimate of the amount of property-liability insurance claims and claims expense reserves that may be ceded under the terms of the reinsurance agreements, including incurred but not reported unpaid losses. We calculate our ceded reinsurance estimate based on the terms of each applicable reinsurance agreement, including an estimate of how IBNR losses will ultimately be ceded under the agreement. We also consider other limitations and coverage exclusions under our reinsurance agreements. Accordingly, our estimate of reinsurance recoverables is subject to similar risks and uncertainties as our estimate of reserve for property-liability claims and claims expense. We believe the recoverables are appropriately established; however, as our underlying reserves continue to develop, the amount ultimately recoverable may vary from amounts currently recorded. We regularly evaluate the reinsurers and the respective amounts recoverable, and a provision for uncollectible reinsurance is recorded if needed. The establishment of reinsurance recoverables and the related allowance for uncollectible reinsurance recoverables is also an inherently uncertain process involving estimates. Changes in estimates could result in additional changes to the Consolidated Statements of Operations.

        The allowance for uncollectible reinsurance relates to Discontinued Lines and Coverages reinsurance recoverables and was $185 million and $235 million at December 31, 2007 and 2006, respectively. These amounts represent 16.4% and 20.5%, respectively of the related reinsurance recoverable balances. The allowance is based upon our ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, and other relevant factors. In addition, in the ordinary course of business, we may become involved in coverage disputes with certain of our reinsurers which may ultimately result in lawsuits and arbitrations brought by or against such reinsurers to determine the parties' rights and obligations under the various reinsurance agreements. We employ dedicated specialists to manage reinsurance collections and disputes. We also consider recent developments in commutation activity between reinsurers and cedants, and recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers in seeking to maximize our reinsurance recoveries. For further discussion on the decrease in the allowance for uncollectible reinsurance, see Note 9 of the consolidated financial statements.

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

		Reinsurance recoverable on paid and unpaid claims, net
	A.M. Best Financial Strength Rating
		2007	2006
(in millions)
Industry pools and facilities
Michigan Catastrophic Claim Association ("MCCA")	N/A	$1,023	$1,022
New Jersey Unsatisfied Claim and Judgment Fund	N/A	105	127
North Carolina Reinsurance Facility	N/A	64	67
FHCF	N/A	47	70
National Flood Insurance Program ("NFIP")	N/A	22	33
Other		14	6

Total		1,275	1,325

Asbestos, Environmental and Other
Lloyd's of London ("Lloyd's")	A	240	271
Employers Reinsurance Corporation	A+	90	85
Harper Insurance Limited	N/A	60	67
Clearwater Insurance Company	A	44	45
SCOR	A-	28	41
New England Reinsurance Corporation	N/A	27	25
Other, including allowance for future uncollectible reinsurance recoverables		540	475

Total		1,029	1,009

Total Property-Liability		$2,304	$2,334

        The effects of reinsurance ceded on our property-liability premiums earned and claims and claims expense for the years ended December 31, are summarized in the following table.

(in millions)	2007	2006	2005
Ceded property-liability premiums earned	$1,356	$1,113	$586

Ceded property-liability claims and claims expense
Industry pool and facilities
FHCF	$22	$146	$197
NFIP	65	32	3,298
MCCA	60	36	267
Other	72	71	73

Subtotal industry pools and facilities	219	285	3,835
Asbestos, Environmental and other	151	129	182

Ceded property-liability claims and claims expense	$370	$414	$4,017

        For the years ended December 31, 2007 and 2006, ceded property-liability premiums earned increased $243 million and $527 million, respectively, when compared to prior years, as a result of amounts incurred for catastrophe reinsurance when compared to the prior year.

        Ceded property-liability claims and claims expense decreased in 2007 as a result of lower qualifying losses eligible to be ceded to the FHCF, but higher losses eligible to be ceded to NFIP and MCCA. Ceded property-liability claims and claims expense for asbestos and environmental and other claims were primarily the result of reserve reestimates. Ceded property-liability claims and claims expense decreased in 2006 primarily as a result of lower qualifying losses eligible to be ceded to the FHCF, NFIP and the MCCA. For further discussion see the Discontinued Lines and Coverages Segment and Property-Liability Claims and Claims Expense Reserves sections of the MD&A.

        For a detailed description of the MCCA, FHCF and Lloyd's, see Note 9 of the consolidated financial statements. At December 31, 2007, other than the recoverable balances listed above, no other amount due or estimated to be due from any single Property-Liability reinsurer was in excess of $20 million.

        Allstate sells and administers policies as a participant in the NFIP. Ceded premiums earned include $257 million, $232 million and $199 million, in 2007, 2006, and 2005, respectively, and ceded losses incurred include $65 million, $32 million and $3.30 billion, in 2007, 2006 and 2005, respectively, for this program. Under the arrangement, the Federal Government is obligated to pay all claims. The NFIP has no impact on our net income or financial position and is included net of ceded premiums and losses with our other personal lines business in our Consolidated Statements of Operations. We receive expense allowances from NFIP as reimbursement for underwriting administration, commission, claims management and adjuster fees. These policies are not included in any of our core business statistics such as PIF, loss ratio, or catastrophe losses.

        We enter into certain inter-company insurance and reinsurance transactions for the Property-Liability operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant inter-company transactions have been eliminated in consolidation.

        An affiliate of the company, Allstate Texas Lloyd's ("ATL"), a syndicate insurance company, cedes 100% of its business net of reinsurance with external parties to AIC. At December 31, 2007 and 2006, ATL had $5 million and $58 million, respectively, of reinsurance recoverable primarily related to losses incurred from Hurricane Rita which occurred in 2005.

Catastrophe Reinsurance

        Our personal lines catastrophe reinsurance program was designed, utilizing our risk management methodology, to address our exposure to catastrophes nationwide. Our program provides reinsurance protection to us for catastrophes including storms named or numbered by the National Weather Service, wildfires, earthquakes and fires following earthquakes.

        As discussed below, our reinsurance program is comprised of agreements that provide coverage for the occurrence of certain qualifying catastrophes in specific states including New York, New Jersey, Connecticut, Rhode Island and Texas ("multi-peril"); additional coverage for hurricane catastrophe losses in New York, New Jersey and Connecticut ("North-East") and in other states along the southern and eastern coasts ("South-East"); in California for fires following earthquakes ("California fires following earthquakes"); in Kentucky for earthquakes and fires following earthquakes ("Kentucky"); and four agreements for our exposure in Florida. The Florida component of the reinsurance program, which expires on May 31, 2008, is designed separately from the other components of the program to address the distinct needs of our separately capitalized legal entities in that state. Another reinsurance agreement provides coverage nationwide, excluding Florida, for the aggregate or sum of catastrophe losses in excess of an annual retention associated with storms named or numbered by the National Weather Service, California wildfires, earthquakes and fires following earthquakes ("aggregate excess"). For further discussion on catastrophe reinsurance, see Note 9 to the consolidated financial statements.

        During January 2008 we completed the renewal of our multi-peril, South-East, California fires following earthquakes, Kentucky and aggregate excess agreements, all of which will be effective June 1, 2008. The North-East agreement was placed in June 2007 and is effective June 15, 2007 to June 8, 2010. While the South-East agreement is for one-year expiring May 31, 2009, the multi-peril and California fires following earthquakes agreements have been placed as one, two and three year contracts, each providing one-third of the total limits and expiring as of May 31, 2009, 2010 and 2011, respectively. We have the right to cancel the two and three year contracts upon timely notice on the first and second anniversary dates. The Kentucky agreement has been placed as a three year term contract. This contract can be canceled on the first anniversary date. The aggregate excess agreement comprises three contracts: one contract expiring on May 31, 2009 and two contracts expiring on May 31, 2010. We designed this layered approach to placing our reinsurance coverage to lessen the amount of reinsurance being placed in the market in any one year. We also expect to place contracts for the state of Florida later this year, once the Florida Hurricane Catastrophe Fund's plans are known, and to have them effective for the hurricane season beginning on June 1, 2008.

        The multi-peril agreements have various retentions and limits commensurate with the amount of catastrophe risk, measured on an annual basis, in each covered state. The multi-peril agreement for Connecticut and Rhode Island provides that losses resulting from the same occurrence but taking place in both states may be combined to meet the agreement's per occurrence retention and limit. A description of these retentions and limits appears in the following tables and charts. One-third of the coverage expires each year with each of the three contracts in this agreement.

        The North-East agreement was placed with a Cayman Island insurance company, Willow Re Ltd., that had completed an offering to unrelated investors for principal at risk, variable market rate notes of $250 million to collateralize hurricane catastrophe losses covered by this agreement. Amounts payable under the reinsurance agreement will be based on an index created by applying predetermined percentages representing our market share, to insured personal property and auto industry losses in the covered area as reported by Property Claim Services ("PCS"), a division of Insurance Services Offices, Inc., limited to our actual losses. The North-East agreement provides that losses arising from the same occurrence but taking place in the three states may be combined to meet the agreement's per occurrence retention and limit.

        The Florida reinsurance program that is expected to be effective June 1, 2008 will replace the current program and should be similar in design, assuming there is no further change in Florida insurance laws, however with lower retentions and limits as our exposures have been reduced. Our current program comprises, four separate agreements, entered into by Allstate Floridian for personal property excess catastrophe losses in Florida, effective June 1, 2007 for one year. These agreements coordinate coverage with the FHCF, including our elected participation in the optional temporary increase in coverage limit ("TICL"), (collectively "FHCF"). The four agreements are listed and described below.

  •
  FHCF Retention—provides coverage on $120 million of losses in excess of $50 million and is 80% placed, with one reinstatement of limit.

  •
  FHCF Sliver—provides coverage on 10% co-participation of the FHCF payout, or $87 million and is 100% placed, with one reinstatement of limit.

  •
  FHCF Back-up—provides coverage after the FHCF reimbursement protection is utilized on $905 million of losses in excess of $172 million and is 90% placed.

  •
  FHCF Excess—provides coverage on $739 million of losses in excess of the FHCF Retention and the FHCF Back-up agreements and is 100% placed, with one reinstatement of limit.

        The FHCF provides 90% reimbursement on qualifying Allstate Floridian property losses up to an estimated maximum of $905 million in excess of a retention of $172 million, including reimbursement of eligible loss adjustment expenses at 5%, for each of the two largest hurricanes and $57 million for all other hurricanes for the season beginning June 1, 2007. Recoveries from the FHCF on policies included in our reinsurance agreements with Universal Insurance Company and Royal Palm, respectively, are ceded to those companies in proportion to total losses qualifying for recovery. In addition, certain recoveries from our four Florida reinsurance agreements attributable to policies reinsured under our reinsurance agreement with Royal Palm are remitted to Royal Palm in proportion to total losses qualifying for recovery.

        We have approximately $200 million or 10% of the aggregate excess agreement limits for the June 1, 2008 to May 31, 2009 period, $25 million or 5% of the South-East agreement limit, $250 million or 100% of the North-East agreement limit and $203 million or 11% of the Florida component placed with alternative market sources. Alternative market sources refers to a reinsurer that hedge funds, private equity firms, or investment banks substantially or wholly support; retrocedes 100% of its assumed liability to a specific retrocessionaire; provides collateral to us equal to its assumed per occurrence limit; or funding is provided by an unrelated third party issuance of bonds financing the reinsurance limit ("catastrophe bond").

        We estimate that the total annualized cost of all catastrophe reinsurance programs for the year beginning June 1, 2008 will be approximately $660 million per year or $165 million per quarter, including an estimate for reinsurance coverage in Florida. This is compared to approximately $900 million per year for our total annualized cost for the year beginning June 1, 2007, or an estimated annualized cost decrease of $240 million beginning June 1, 2008. The estimated decrease is due in part to our reduced exposure in Florida following our non-renewal activities over the past year. The total cost of our reinsurance programs during 2007 was $216 million in the first quarter, $231 million in the second quarter, $227 million in the third quarter and $222 million in the fourth quarter. The cost during 2008 is estimated to be $225 million in the first quarter of 2008, $205 million in the second quarter and

$165 million in the third and fourth quarters. We continue to attempt to capture our reinsurance cost in premium rates as allowed by state regulatory authorities. We are currently involved in proceedings regarding homeowners insurance rates and our ability to capture these reinsurance costs in various states including California, Florida and Texas.

        Since the financial condition of the reinsurer is a critical deciding factor when entering into an agreement, the reinsurance agreements have been placed in the global reinsurance market with all limits on our Florida program and the majority of limits on our other programs placed with reinsurers who currently have an A.M. Best insurance financial strength rating of A or better. The remaining limits are placed with reinsurers who currently have an A.M. Best insurance financial strength rating no lower than A-, with three exceptions. One of the exceptions has a Standard & Poor's ("S&P") rating of AA, one has a rating of AA- and we have collateral for the entire contract limit exposure for the reinsurer which is not rated by either rating agency. Because of these factors, we do not expect that our ability to cede losses in the future will be impaired.

        The terms, retentions and limits for Allstate's catastrophe management reinsurance agreements in place as of June 1, 2008 are listed in the following tables.

		% Placed
($ in millions)	Effective Date	Yr 1	Yr 2	Yr 3	Reinstatement	Retention	Per Occurrence Limit
Aggregate excess(1)	6/1/2008	95	47.5	N/A	None	$2,000	$2,000
California fires following earthquakes(2)	6/1/2008	95	63	32	2 limits each year for each contract, prepaid	750	750
Multi-peril(3):	6/1/2008
Connecticut/Rhode Island		80	53	27	2 limits each year for each contract, prepaid	200	200
New Jersey		95	63	32	2 limits each year for each contract, prepaid	200	300
		80	53	27	2 limits each year for each contract, prepaid	500	200
New York		80	53	27	2 limits each year for each contract, prepaid	750	1,000
Texas(4)		95	63	32	2 limits each year for each contract, prepaid	500	500
South-East(5)	6/1/2008	95	N/A	N/A	1 reinstatement, premium required	500	500
Kentucky(6)	6/1/2008	95	95	95	3 limits over 3 years, prepaid	10	40
North-East(7)	6/15/2007	34	34	34	None	1,600	745

(1)
Aggregate excess—This agreement has a contract, effective 6/1/2007 to 5/31/2009, and two contracts, effective 6/1/2008 to 5/31/2010. It covers the aggregation of qualifying losses for storms named or numbered by the National Weather Service, fires following earthquakes, and California wildfires, in the two year contracts, or earthquakes, in the one year contract, for Allstate Protection personal lines auto and property business countrywide, except for Florida, in excess of $2 billion in aggregated losses per contract year. Losses recoverable if any, from our California fires following earthquakes, multi-peril, North-East,

  South-East and Kentucky agreements are excluded when determining coverage under this agreement. Losses on the North-East agreement do not inure under the one year contract. The one year contract is 47.5% placed or $950 million of the total $2 billion limit. The two year term contracts are collectively 47.5% placed or $950 million of the total $2 billion limit leaving Allstate the option to place up to an additional 47.5% in year two. The preliminary reinsurance premium is subject to redetermination for exposure changes.

(2)
California fires following earthquakes—This agreement has one year, two year and three year contracts that are effective 6/1/2008 and expiring 5/31/2009, 2010 and 2011, respectively. This agreement covers Allstate Protection personal property excess catastrophe losses in California for fires following earthquakes. The preliminary retention and reinsurance premium are subject to redetermination for exposure changes at each anniversary, except for the one year contract in which the retention is not subject to adjustment.

(3)
Multi-peril—These agreements have one year, two year and three year contracts that are effective 6/1/2008 and expiring 5/31/2009, 2010 and 2011, respectively. These agreements cover the Allstate Protection personal property excess catastrophe losses. The preliminary retention and reinsurance premium are subject to redetermination for exposure changes at each anniversary, except for the one year contract in which the retention is not subject to adjustment.

(4)
The Texas agreement is with ATL, a syndicate insurance company. ATL also has a 100% reinsurance agreement with AIC covering losses in excess of and/or not reinsured by the Texas agreement.

(5)
South-East—This agreement is effective 6/1/2008 for 1 year and covers Allstate Protection personal property excess catastrophe losses for storms named or numbered by the National Weather Service. This agreement covers personal property business in the states of Louisiana, Mississippi, Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Delaware and Pennsylvania and the District of Columbia. The preliminary reinsurance premium is subject to redetermination for exposure changes.

(6)
Kentucky—This agreement is effective 6/1/2008 for three years and covers Allstate Protection personal property excess catastrophe losses for earthquakes and fires following earthquakes. This agreement provides three limits over three years subject to two limits being available in any one contract year.

(7)
North-East—This agreement is effective 6/15/2007 to 6/8/2010 and covers Allstate Protection personal property and auto excess catastrophe losses for hurricanes. This agreement covers 34% of $745 million, our estimated share of estimated modified personal property industry catastrophe losses between $9.2 billion and $13.5 billion, or 34% of our catastrophe losses between $1.6 billion (initial trigger) and $2.3 billion (exhaustion point) in the states of New York, New Jersey and Connecticut. Qualifying losses under this agreement are also eligible to be ceded under the New York, New Jersey and Connecticut and Rhode Island multi-peril and the one-year aggregate excess contract effective 6/1/2007 to 5/31/2009.

Allstate Floridian (program expiring May 31, 2008)

(in millions)	Effective Date	% Placed	Reinstatement	Retention	Per Occurrence Limit
FHCF Retention(1)	6/1/2007	80	2 limits over 1-year term, prepaid	50	120
FHCF(2)	6/1/2007	90	Annual remeasurements with a first and second season coverage provision	172 for the 2 largest storms, 57 for all other storms	905
FHCF Sliver(3)	6/1/2007	100	2 limits over 1-year term, prepaid	172	10% co-participation of the FHCF recoveries estimated at $905, up to a limit of $87
FHCF Back-up(4)	6/1/2007	90	1 limit over 1-year term	Back-up for FHCF	905
FHCF Excess(5)	6/1/2007	100	2 limits over 1-year term, prepaid	In excess of the FHCF and FHCF Back-up agreements	739

(1)
FHCF Retention—provides coverage beginning 6/1/2007 for 1 year covering personal property excess catastrophe losses on policies written by Allstate Floridian, including policies remaining in force with Allstate Floridian and ceded to Royal Palm. The preliminary reinsurance premium is subject to redetermination for exposure changes.

(2)
FHCF (Florida Hurricane Catastrophe Fund)—provides 90% reimbursement on qualifying personal property losses up to a maximum per hurricane season, including policies remaining in force and underwritten by Allstate Floridian Insurance Company and Allstate Floridian Indemnity Company and ceded to Universal and Royal Palm. Limits and retentions are calculated for Allstate Floridian Insurance Company and each of its subsidiaries independently, and are subject to annual remeasurements based on 6/30 exposure data. As of 12/31/2007, the limits are $687 million for Allstate Floridian Insurance Company, $143 million for Allstate Floridian Indemnity Company, $59 million for Encompass Floridian Insurance Company, and $16 million for Encompass Floridian Indemnity Company for a total of $905 million. Retentions for each of the Floridian companies are $131 million for Allstate Floridian Insurance Company, $27 million for Allstate Floridian Indemnity Company, $11 million for Encompass Floridian Insurance Company, and $3 million for Encompass Floridian Indemnity Company for a total of $172 million.

(3)
FHCF Sliver—provides coverage beginning 6/1/2007 for 1 year covering primarily excess catastrophe losses not reimbursed by the FHCF. The provisional retention is $172 million and is subject to adjustment upward or downward to an actual retention that will equal the FHCF retention as respects business covered by this contract, including policies remaining in force with Allstate Floridian and ceded to Royal Palm. The preliminary reinsurance premium is subject to redetermination for exposure changes.

(4)
FHCF Back-up—provides coverage beginning 6/1/2007 for 1 year covering personal property excess catastrophe losses and is contiguous to the FHCF payout. Coverage includes all in force policies. Recoveries, with certain limitations, are shared with Royal Palm in proportion to total losses qualifying for recovery. As the FHCF capacity is paid out, the retention on this agreement automatically adjusts to mirror the amount of the payout. The preliminary reinsurance premium is subject to redetermination for exposure changes.

(5)
FHCF Excess—provides coverage beginning 6/1/2007 for 1 year covering excess catastrophe losses. Coverage includes all in force policies. Recoveries, with certain limitations, are shared with Royal Palm in proportion to total losses qualifying for recovery. The retention on this agreement is designed to attach above and contiguous to the FHCF and FHCF Back-up. As the FHCF and the FHCF Back-up are paid out, the retention automatically adjusts to mirror the amount of the payout. The preliminary reinsurance premium is subject to redetermination for exposure changes.

        Highlights of certain other contract terms and conditions for all of Allstate's catastrophe management reinsurance agreements effective June 1, 2008 are listed in the following table.

	South-East	Aggregate Excess	Multi-peril, California fires following earthquakes and Kentucky	North-East	Allstate Floridian(1)
Business Reinsured	Personal Lines Property business	Personal Lines Property and Auto business	Personal Lines Property business	Personal Lines Property and Auto business	Personal Lines Property business
Location(s)	10 states and Washington, DC	Nationwide except Florida	Each specific state Multi-peril states include New York, New Jersey, Texas, Connecticut and Rhode Island	New York, New Jersey and Connecticut	Florida
Covered Losses	1 specific peril—storms named or numbered by the National Weather Service	3 specific perils—storms named or numbered by the National Weather Service, fires following earthquakes, and California wildfires in the two year contracts or earthquakes in the one year contract	Multi-peril—includes hurricanes and earthquakes California fires following earthquakes: 1 specific peril—fires following earthquakes Kentucky–earthquakes and fires following earthquakes	Hurricanes	Multi-peril—includes hurricanes and earthquakes
Exclusions, other than typical market negotiated exclusions	Automobile Terrorism Commercial	Assessment exposure to CEA Terrorism Commercial	Automobile Terrorism Commercial	Terrorism Commercial	Automobile Terrorism Commercial
Loss Occurrence	Sum of all qualifying losses from named or numbered storms by the National Weather Service over 96 hours
Sum of all qualifying losses and sum of all qualifying occurrences (Aggregate)

Losses over 96 hours from a named or numbered storm

Losses over 168 hours for an earthquake

Losses over 168 hours within a 336 hour period for fires following an earthquake
Multi-peril—Sum of all qualifying earthquakes, fires following earthquakes and wildfire losses for a specific occurrence over 168 hours. Windstorm related occurrences over 96 hours. Riot related occurrences over 72 hours.

California fires following earthquakes—occurrences over 168 hours.

			Kentucky—earthquake and fires following earthquake occurrences over 168 hours within a 336 hour period.	Hurricane event—our market share of PCS' estimated modified industry catastrophe losses	Sum of all qualifying losses for specific occurrences over 168 hours Windstorm related occurrences over 96 hours Riot related occurrences over 72 hours
Loss adjustment expenses included within ultimate net loss	12.5% of qualifying losses	12.5% of qualifying losses	12.5% of qualifying losses	12.5% of qualifying losses	12.5% of qualifying losses

(1)
Allstate Floridian information relates to the FHCF Retention, FHCF, FHCF Sliver, FHCF Back-up and FHCF Excess agreements effective June 1, 2007 and expiring May 31, 2008.

ALLSTATE FINANCIAL 2007 HIGHLIGHTS

  •
  Net income was $465 million in 2007 compared to $464 million in 2006.

  •
  Contractholder fund deposits totaled $8.99 billion for 2007 compared to $10.48 billion for 2006.

  •
  Net investment income increased 3.0% in 2007 compared to 2006 despite a 2.2% decrease in investments as of December 31, 2007 compared to December 31, 2006.

  •
  Allstate Financial paid dividends of $742 million in 2007. These dividends include $725 million paid by Allstate Life Insurance Company ("ALIC") to its parent AIC.

  •
  Effective June 1, 2006, Allstate Financial disposed of substantially all of its variable annuity business through reinsurance with Prudential Financial Inc. ("Prudential"). Additionally, Allstate Financial transferred its loan protection business to the Allstate Protection segment effective January 1, 2006. The following table presents the results of operations attributable to our reinsured variable annuity business for the period of 2006 prior to the disposition and 2005. Additionally, 2005 also includes the results of operations of the loan protection business transferred to Allstate Protection in 2006.

(in millions)	2006	2005
Life and annuity premiums and contract charges	$136	$416
Net investment income	17	51
Realized capital gains and losses	(8)	(7)

Total revenues	145	460
Life and annuity contract benefits	(13)	(148)
Interest credited to contractholder funds	(24)	(63)
Amortization of deferred policy acquisition costs	(44)	(47)
Operating costs and expenses	(43)	(163)

Total costs and expenses	(124)	(421)
Loss on disposition of operations	(89)	—

Income from operations before income tax expense(1)	$(68)	$39

(1)
For 2006, income from operations before income tax expense attributable to the variable annuity business reinsured to Prudential included an investment spread and benefit spread of $(7) million and $13 million, respectively. For 2005, income from operations before income tax expense attributable to the variable annuity business reinsured to Prudential and the loan protection business transferred to Allstate Protection included an investment spread and benefit spread of $(12) million and $5 million, respectively.

ALLSTATE FINANCIAL SEGMENT

        Overview and Strategy    The Allstate Financial segment is a major provider of life insurance, retirement and investment products, and voluntary accident and health insurance to individual and institutional customers. We serve these customers through Allstate exclusive agencies, the Workplace Division and non-proprietary distribution channels. Allstate Financial's mission is to reinvent retirement and protection for the middle market consumer.

        To achieve its mission and reach its financial goals, Allstate Financial's primary objectives are to deepen financial services relationships with Allstate customers, dramatically expand the workplace business and build consumer-driven innovation capabilities and culture. We will continue to drive scale through non-proprietary distribution channel relationships and leverage future innovations across those channels. We will also enhance our operational excellence. In addition to focusing on higher return markets, products, and distribution channels, Allstate Financial will improve its financial performance through capital efficiency and enterprise risk and return management capabilities and practices.

        Allstate Financial's strategy provides a platform designed to profitably grow its business. Based upon Allstate's strong financial position and brand, our customers look to us to help meet their retirement and protection needs through trusted relationships. We have unique access to potential customers through cross-sell opportunities within the Allstate exclusive agencies and employer relationships through our Workplace Division. Our investment expertise, strong operating platform and solid relationships with leading distribution partners provide a foundation to deliver value to our customers and shareholders.

        We plan to continue offering a suite of products that provides financial protection primarily to middle market consumers and help them better prepare for retirement. Our products include fixed annuities including deferred, immediate and indexed; interest-sensitive, traditional and variable life insurance; voluntary accident and health insurance; and funding agreements backing medium-term notes. Banking products and services are also offered to customers through the Allstate Bank. Our products are sold through several distribution channels including Allstate exclusive agencies, which include exclusive financial specialists, independent agents (including master brokerage agencies and workplace enrolling agents), and financial service firms such as banks, broker-dealers and specialized structured settlement brokers. Allstate Bank products can also be obtained directly through the Internet and a toll-free number. Our institutional product line consists primarily of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors.

        Summarized financial data for the years ended December 31 is presented in the following table.

(in millions)	2007	2006	2005
Revenues
Life and annuity premiums and contract charges	$1,866	$1,964	$2,049
Net investment income	4,297	4,173	3,830
Realized capital gains and losses	(193)	(77)	19

Total revenues	5,970	6,060	5,898
Costs and expenses
Life and annuity contract benefits	(1,589)	(1,570)	(1,615)
Interest credited to contractholder funds	(2,681)	(2,609)	(2,403)
Amortization of DAC	(583)	(626)	(629)
Operating costs and expenses	(441)	(468)	(632)
Restructuring and related charges	(2)	(24)	(2)

Total costs and expenses	(5,296)	(5,297)	(5,281)
Loss on disposition of operations	(10)	(92)	(13)
Income tax expense	(199)	(207)	(188)

Net income	$465	$464	$416

Investments at December 31	$74,256	$75,951	$75,233

        Net Income in 2007 was comparable to 2006 as lower losses associated with dispositions of operations were almost entirely offset by a decline in total revenues. Net income increased 11.5% in 2006 compared to 2005, due to higher revenues, partially offset by higher total costs and expenses and the recognition in 2006 of losses relating to the disposition of substantially all of our variable annuity business.

        Analysis of Revenues    Total revenues decreased 1.5% or $90 million in 2007 compared to 2006, due to higher net realized capital losses and lower premiums and contract charges, partially offset by higher net investment income. Total revenues increased 2.7% or $162 million in 2006 compared to 2005 due to higher net investment income partially offset by net realized capital losses in 2006 compared to net realized capital gains in 2005, and lower premiums and contract charges.

        Life and annuity premiums and contract charges    Premiums represent revenues generated from traditional life insurance, immediate annuities with life contingencies, accident and health and other insurance products that have significant mortality or morbidity risk. Contract charges are revenues generated from interest-sensitive and variable life insurance, fixed annuities, institutional products and variable annuities for which deposits are classified as contractholder funds or separate accounts liabilities. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates. As a result, changes in contractholder funds are considered in the evaluation of growth and as indicators of future levels of revenues. Subsequent to the close of our reinsurance transaction with Prudential effective June 1, 2006, variable annuity contract charges on the business subject to the transaction are fully reinsured to Prudential and presented net of reinsurance on the Consolidated Statements of Operations (see Note 3 to the consolidated financial statements).

        The following table summarizes life and annuity premiums and contract charges by product.

(in millions)	2007	2006	2005
Premiums
Traditional life insurance	$286	$281	$282
Immediate annuities with life contingencies	204	278	197
Accident and health and other	380	340	439

Total premiums	870	899	918
Contract charges
Interest-sensitive life insurance	915	853	786
Fixed annuities	79	73	65
Variable annuities	1	139	280
Bank and other	1	—	—

Total contract charges(1)	996	1,065	1,131

Life and annuity premiums and contract charges	$1,866	$1,964	$2,049

(1)
Contract charges for 2007, 2006 and 2005 include contract charges related to the cost of insurance totaling $652 million, $638 million and $631 million, respectively.

        Total premiums decreased 3.2% in 2007 compared to 2006 as higher sales of accident and health insurance products sold through the Allstate Workplace Division and traditional life insurance products were more than offset by a decline in sales of life contingent immediate annuities due to market competitiveness.

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

        Contract charges decreased 6.5% in 2007 compared to 2006 due to the disposal of substantially all of our variable annuity business through reinsurance effective June 1, 2006. Excluding contract charges on variable annuities, substantially all of which are reinsured to Prudential effective June 1, 2006, contract charges increased 7.5% in 2007 compared to 2006. This increase reflects growth in interest-sensitive life insurance policies in force and, to a lesser extent, higher contract charges on fixed annuities. The increase in contract charges on fixed annuities was mostly attributable to higher contract surrenders.

        Contract charges decreased 5.8% in 2006 compared to 2005. Excluding contract charges on variable annuities, contract charges increased 8.8% in 2006 compared to 2005. The increase was mostly due to higher contract charges on interest-sensitive life products resulting from growth of business in force. Contract charges on fixed annuities were slightly higher in 2006 due to increased surrender charges.

        Contractholder funds represent interest-bearing liabilities arising from the sale of individual and institutional products, such as interest-sensitive life insurance, fixed annuities, funding agreements and bank deposits. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract maturities, benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.

        The following table shows the changes in contractholder funds.

(in millions)	2007	2006	2005
Contractholder funds, beginning balance	$62,031	$60,040	$55,709
Deposits
Fixed annuities	3,636	6,007	5,926
Institutional products (funding agreements)	3,000	2,100	3,773
Interest-sensitive life insurance	1,402	1,416	1,404
Variable annuity and life deposits allocated to fixed accounts	1	99	395
Bank and other deposits	952	856	883

Total deposits	8,991	10,478	12,381
Interest credited	2,689	2,666	2,404
Maturities, benefits, withdrawals and other adjustments
Maturities of institutional products	(3,165)	(2,726)	(3,090)
Benefits	(1,668)	(1,517)	(1,348)
Surrenders and partial withdrawals	(5,872)	(5,945)	(4,734)
Contract charges	(801)	(749)	(698)
Net transfers from (to) separate accounts	13	(145)	(339)
Fair value hedge adjustments for institutional products	34	38	(289)
Other adjustments(1)	(277)	(109)	44

Total maturities, benefits, withdrawals and other adjustments	(11,736)	(11,153)	(10,454)

Contractholder funds, ending balance	$61,975	$62,031	$60,040

(1)
The table above illustrates the changes in contractholder funds, which are presented gross of reinsurance recoverables on the Consolidated Statements of Financial Position. The table above is intended to supplement our discussion and analysis of revenues, which are presented net of reinsurance on the Consolidated Statements of Operations. As a result, the net change in contractholder funds associated with products reinsured to third parties is reflected as a component of the other adjustments line. This includes, but is not limited to, the net change in contractholder funds associated with the reinsured variable annuity business subsequent to the effective date of our reinsurance agreements with Prudential (see Note 3 to the consolidated financial statements).

        Contractholder funds decreased 0.1% in 2007 and increased 3.3% and 7.8% in 2006 and 2005, respectively. Average contractholder funds increased 1.6% in 2007 compared to 2006, 5.5% in 2006 compared to 2005 and 13.1% in 2005 compared to 2004.

        Contractholder deposits decreased 14.2% in 2007 compared to 2006. This decline was primarily due to lower deposits on fixed annuities partially offset by higher deposits on funding agreements. The decline of 39.5% in fixed annuity deposits in 2007 compared to 2006 was due to our strategy to raise new business returns for these products combined with lower industry-wide fixed annuity sales. Deposits on institutional products increased 42.9% in 2007 compared to 2006. Sales of our institutional products vary from period to period based on management's assessment of market conditions.

        Contractholder deposits decreased 15.4% in 2006 compared to 2005 due to decreased deposits on funding agreements and, to a lesser extent, the classification of the net change in variable annuity contractholder funds as "other adjustments" subsequent to the effective date of our reinsurance agreements with Prudential. These items were partially offset by higher fixed annuity deposits. Allstate Financial prioritized the allocation of fixed income investments to support sales of retail products having the best opportunity for sustainable growth and return while maintaining a retail market presence. Consequently, sales of institutional products varied from period to period. In 2006, deposits on institutional products declined 44.3% compared to 2005. Higher fixed annuity deposits in 2006 were the result of a $546 million increase in deposits on Allstate® Treasury-Linked Annuity contracts. This increase was partially offset by modest declines in deposits on traditional deferred annuities and market value adjusted annuities. These declines were in part impacted by our actions to improve new business returns and reduced consumer demand. Consumer demand for fixed annuities is influenced by market interest rates on short-term deposit products and equity market conditions, which can increase the relative attractiveness of competing investment alternatives.

        Surrenders and partial withdrawals decreased 1.2% in 2007 compared to 2006. This decline was due to lower surrenders and partial withdrawals on interest-sensitive life insurance policies and the classification of the net change in variable annuity contractholder funds as "other adjustments" subsequent to the effective date of our reinsurance agreements with Prudential. These declines were partially offset by an 11.2% increase in surrenders and partial withdrawals on fixed annuities. The surrenders and partial withdrawals line in the table above, for 2006 includes $120 million related to the reinsured variable annuity business. The surrender and partial withdrawal rate on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products, based on the beginning of period contractholder funds, was 13.3% in 2007 compared to 13.9% in 2006. The improvement in the surrender and partial withdrawal rate in 2007 compared to 2006 was primarily due to a block of corporate owned life insurance policies that terminated in 2006 due to the bankruptcy of the policyholder.

        Surrenders and partial withdrawals increased 25.6% in 2006 compared to 2005, while the surrender and partial withdrawal rate increased to 13.9% for 2006 from 11.7% for 2005. The increase in the surrender and partial withdrawal rate in 2006 was influenced by multiple factors, including the relatively low interest rate environment during the preceding years, which reduced reinvestment opportunities and increased the number of policies with little or no surrender charge protection. Also influencing the increase were our crediting rate strategies related to renewal business implemented to improve investment spreads on selected contracts.

        Net investment income increased 3.0% in 2007 compared to 2006 and 9.0% in 2006 compared to 2005. The 2007 increase was primarily due to higher average portfolio balances, increased portfolio yields and higher income from limited partnership interests. The 2006 increase was due to increased portfolio yields and higher average portfolio balances. Higher average portfolio balances in both years resulted primarily from the investment of cash flows from operating activities and, in 2006, financing activities related primarily to deposits from fixed annuities, funding agreements and interest-sensitive life policies. The higher portfolio yields in both periods were primarily due to increased yields on floating rate instruments resulting from higher short-term market interest rates and improved yields on fixed rate assets supporting fixed annuities. For certain products, the yield changes on our floating rate instruments are primarily offset by changes in crediting rates to holders of our floating rate contracts, resulting in minimal impact on net income.

        Realized capital gains and losses are reflected in the following table for the years ended December 31.

(in millions)	2007	2006	2005
Investment write-downs	$(118)	$(21)	$(24)
Dispositions	(18)	(87)	88
Valuation of derivative instruments	(63)	(17)	(105)
Settlement of derivative instruments	6	48	60

Realized capital gains and losses, pretax	(193)	(77)	19
Income tax benefit (expense)	68	27	(7)

Realized capital gains and losses, after-tax	$(125)	$(50)	$12

        For further discussion of realized capital gains and losses, see the Investments section of MD&A.

        Analysis of Costs and Expenses    Total costs and expenses in 2007 were consistent with 2006 as increased interest credited to contractholder funds and life and annuity contract benefits were offset by lower amortization of DAC, operating costs and expenses, and restructuring and related charges. Total costs and expenses increased 0.3% in 2006 compared to 2005 due to higher interest credited to contractholder funds and restructuring and related charges, partially offset by lower operating costs and expenses and life and annuity contract benefits.

        Life and annuity contract benefits increased 1.2% or $19 million in 2007 compared to 2006 due to increased contract benefits on life insurance products, partially offset by lower contract benefits on annuities. Increased contract benefits on life insurance products in 2007 were primarily due to unfavorable mortality experience, litigation related costs recognized in 2007 in the form of additional policy benefits on certain universal life policies written prior to 1992, and higher contract benefits associated with the Workplace Division. The decline in contract benefits on annuities was mostly attributable to favorable mortality experience on immediate annuities with life contingencies and the absence in 2007 of contract benefits on the reinsured variable annuity business, partially offset by an increase in the implied interest on immediate annuities with life contingencies. This implied interest totaled $547 million and $539 million in 2007 and 2006, respectively.

        Life and Annuity contract benefits decreased 2.8% or $45 million in 2006 compared to 2005 due to the absence in 2006 of amounts related to the loan protection business that was transferred to Allstate Protection beginning in 2006 and the absence in 2006 of contract benefits related to the reinsured variable annuity business in the period subsequent to the effective date of the reinsurance agreement. Excluding the impact of the loan protection business in 2005 and the reinsured variable annuity business, contract benefits increased 6.1% or $90 million in 2006 compared to 2005 due primarily to growth in business in force and, to a lesser extent, an increase in the implied interest on immediate annuities with life contingences to $539 million in 2006 from $530 million in 2005.

        We analyze our mortality and morbidity results using the difference between premiums, contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies ("benefit spread"). The benefit spread by product group is disclosed in the following table.

(in millions)	2007	2006	2005
Life insurance	$515	$549	$544
Annuities	(35)	(43)	(80)

Total benefit spread	$480	$506	$464

        Interest credited to contractholder funds increased 2.8% or $72 million in 2007 compared to 2006 and 8.6% or $206 million in 2006 compared to 2005. Both increases were due primarily to growth in average contractholder funds and, to a lesser extent, higher weighted average interest crediting rates on institutional products, which are detailed in the table below. These increases were partially offset by the impact of the reinsured variable annuity business. Excluding the impact of the reinsured variable annuity business, interest credited to contractholder funds increased 3.7% in 2007 compared to 2006 and 10.5% in 2006 compared to 2005.

        In order to analyze the impact of net investment income and interest credited to policyholders on net income, we review the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on immediate annuities with life contingencies, which is included as a component of life and annuity contract benefits on the Consolidated Statements of Operations ("investment spread"). The investment spread by product group is shown in the following table.

(in millions)	2007	2006	2005
Annuities	$505	$481	$318
Life insurance	63	60	65
Institutional products	87	88	98
Bank	18	16	12
Net investment income on investments supporting capital	396	380	404

Total investment spread	$1,069	$1,025	$897

        To further analyze investment spreads the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates on investment type products and investment spreads on those products during 2007, 2006 and 2005.

	Weighted Average Investment Yield			Weighted Average Interest Crediting Rate			Weighted Average Investment Spreads
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Interest-sensitive life insurance	6.2%	6.2%	6.3%	4.6%	4.7%	4.8%	1.6%	1.5%	1.5%
Deferred fixed annuities	5.8	5.7	5.5	3.7	3.7	3.8	2.1	2.0	1.7
Immediate fixed annuities with and without life contingencies	7.1	7.2	7.4	6.5	6.6	6.7	0.6	0.6	0.7
Institutional products	6.1	6.0	4.6	5.2	5.0	3.6	0.9	1.0	1.0
Investments supporting capital, traditional life and other products	6.1	5.7	6.2	N/A	N/A	N/A	N/A	N/A	N/A

        The following table summarizes our product liabilities as of December 31 and indicates the account value of those contracts and policies in which an investment spread is generated.

(in millions)	2007	2006	2005
Immediate fixed annuities with life contingencies	$8,294	$8,144	$7,894
Other life contingent contracts and other	4,918	4,642	4,588

Reserve for life-contingent contracts benefits	$13,212	$12,786	$12,482

Interest-sensitive life insurance	$9,539	$9,050	$8,842
Deferred fixed annuities	34,214	35,533	33,890
Immediate fixed annuities without life Contingencies	3,921	3,783	3,603
Institutional products	12,983	12,467	12,431
Allstate Bank	832	773	882
Market value adjustments related to derivative instruments and other	486	425	392

Contractholder funds	$61,975	$62,031	$60,040

        Amortization of DAC decreased 6.9% or $43 million in 2007 compared to 2006 and decreased 0.5% or $3 million in 2006 compared to 2005. The components of amortization of DAC are summarized in the following table.

(in millions)	2007	2006	2005
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions(1)	$(614)	$(674)	$(504)
Amortization relating to realized capital gains and losses(2)	17	50	(127)
Amortization deceleration (acceleration) for changes in assumptions ("DAC unlocking")(3)	14	(2)	2

Total amortization of DAC	$(583)	$(626)	$(629)

(1)
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions for 2006 and 2005 includes $(72) million and $(103) million, respectively, relating to the reinsured variable annuity business.

(2)
Amortization relating to realized capital gains and losses for 2006 and 2005 includes $28 million and $1 million, respectively, relating to the reinsured variable annuity business.

(3)
Amortization deceleration (acceleration) for changes in assumptions ("DAC unlocking") for 2005 includes $55 million relating to the reinsured variable annuity business. There was no DAC unlocking related to variable annuities in 2006.

        The decrease in amortization of DAC in 2007 compared to 2006 was due to the absence in 2007 of amortization on the reinsured variable annuity business. Excluding amortization relating to the reinsured variable annuity business, amortization of DAC in 2007 was consistent with 2006 as increased amortization related to higher gross profits on fixed annuities and a decline in the credit to income for amortization relating to realized capital gains and losses were partially offset by lower amortization related to interest-sensitive life insurance contracts and a favorable impact relating to our annual comprehensive review of DAC assumptions (commonly referred to as "DAC unlocking"). The decline in amortization related to interest-sensitive life insurance contracts was the result of a write-down in 2006 totaling $27 million for the present value of future profits related to a block of corporate owned life insurance policies that terminated due to the bankruptcy of the policyholder.

        The slight decline in amortization of DAC in 2006 compared to 2005 was driven mostly by a favorable change in amortization relating to realized capital gains and losses and a reduction in amortization on our reinsured variable annuity business, almost entirely offset by the impact of higher gross profits on investment contracts and the write-off in 2006 totaling $27 million related to the block of corporate owned life insurance policies described above.

        The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

        The DAC asset was reduced by $726 million in 2006 as a result of the disposition of substantially all of our variable annuity business. The changes in the DAC asset are detailed in the following tables.

(in millions)	Beginning balance December 31, 2006	Impact of adoption of SOP 05-1(1)	Acquisition costs deferred	Amortization before effect of realized capital gains and losses and changes in assumptions (2)	Amortization relating to realized capital gains and losses (2)	Amortization (acceleration) decleration for changes in assumptions (2)(3)	Effect of unrealized capital gains and losses	Ending balance December 31, 2007
Traditional life and other	$841	$—	$149	$(108)	$—	$—	$—	$882
Interest-sensitive life	1,774	—	264	(187)	12	18	30	1,911
Fixed annuities	1,219	(11)	220	(312)	5	(4)	372	1,489
Variable annuities	4	—	—	(2)	—	—	—	2
Other	10	—	2	(5)	—	—	—	7

Total	$3,848	$(11)	$635	$(614)	$17	$14	$402	$4,291

(in millions)	Beginning balance December 31, 2005	Impact of Disposal of variable annuities	Acquisition costs deferred	Amortization before effect of realized capital gains and losses and changes in assumptions (2)	Amortization relating to realized capital gains and losses (2)	Amortization (acceleration) decleration for changes in assumptions (2)(3)	Effect of unrealized capital gains and losses	Ending balance December 31, 2006
Traditional life and other	$807	$—	$142	$(108)	$—	$—	$—	$841
Interest-sensitive life	1,696	—	272	(220)	(3)	(18)	47	1,774
Fixed annuities	1,072	—	360	(266)	24	16	13	1,219
Variable annuities	730	(726)	46	(75)	29	—	—	4
Other	13	—	2	(5)	—	—	—	10

Total	$4,318	$(726)	$822	$(674)	$50	$(2)	$60	$3,848

(1)
The adoption of Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"), resulted in a $7 million after-tax adjustment to unamortized DAC related to the impact on future estimated gross profits from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral under SOP 05-1. The adjustment was recorded as a reduction of retained income at January 1, 2007 and a reduction of the DAC balance of $11 million, pretax.

(2)
Included as a component of amortization of DAC on the Consolidated Statements of Operations.

(3)
Commonly referred to as "DAC unlocking".

        Operating costs and expenses decreased 5.8% in 2007 compared to 2006 and decreased 25.9% in 2006 compared to 2005. The following table summarizes operating costs and expenses.

(in millions)	2007	2006	2005
Non-deferrable acquisition costs	$167	$175	$245
Other operating costs and expenses	274	293	387

Total operating costs and expenses	$441	$468	$632

Restructuring and related charges	$2	$24	$2

        Non-deferrable acquisition costs and other operating costs and expenses declined in 2007 compared to 2006 due to expenses in 2006 related to the reinsured variable annuity business. Subsequent to the effective date of the reinsurance agreement for the variable annuity business, operating costs and expenses benefited from a servicing fee paid by Prudential for Allstate Financial's servicing of the business during a 24 month or less transition period following the effective date of the reinsurance agreement. Non-deferrable acquisition costs and other operating costs and expenses for 2006 included $19 million and $24 million, respectively, related to the reinsured variable annuity business for the period of 2006 prior to the effective date of the reinsurance agreement. Excluding expenses associated with the impact of the reinsured variable annuity business in the period of 2006 prior to the effective date of the reinsurance agreement, non-deferrable acquisition expenses increased 7.1% in 2007 compared to 2006 due to higher non-deferrable commissions on certain Workplace Division products and other operating costs and expenses increased 1.9% due to higher investment in technology.

        Non-deferrable acquisition costs declined 28.6% in 2006 compared to 2005 due primarily to the transfer of the loan protection business to Allstate Protection effective January 1, 2006 and a reduction in non-deferrable commissions, which was primarily due to the reinsured variable annuity business. Non-deferrable acquisition costs related to the loan protection business amounted to $39 million in 2005.

        Other operating costs and expenses declined $94 million or 24.3% in 2006 compared to 2005. The reinsured variable annuity business and the transfer of the loan protection business resulted in $51 million of this reduction. The remaining decline related to a $28 million charge in the prior year for an increase in a liability for future benefits of a previously discontinued benefit plan, and expense savings initiatives, including the VTO. For more information on the VTO, see Note 12 to the Consolidated Financial Statements.

        Restructuring and related charges for 2006 reflect costs related to the VTO.

        Loss on disposition of operations for 2007, 2006 and 2005 totaled $10 million, $92 million and $13 million, respectively. In 2007, the net loss was primarily comprised of losses associated with the anticipated disposition of our direct response long-term care business that is currently held for sale, partially offset by amortization of the deferred reinsurance gain and other adjustments associated with reinsured variable annuity business. The net loss in 2006 was almost entirely attributable to the reinsured variable annuity business. In 2005, the net loss was related to several individually insignificant gains and losses for anticipated dispositions.

        Income tax expense decreased by 3.9% or $8 million in 2007 compared to 2006 and increased by 10.1% or $19 million in 2006 compared to 2005. The decline in 2007 compared to 2006 was due to lower income from operations before income tax expense and an energy tax credit that reduced income tax expense. The increase in 2006 compared to 2005 was due to increased income from operations before income tax expense partially offset by a slight decline in the effective tax rate.

        Reinsurance Ceded    We enter into reinsurance agreements with unaffiliated reinsurers to limit our risk of mortality and morbidity losses. In addition, Allstate Financial has used reinsurance to effect the acquisition or disposition of certain blocks of business. We retain primary liability as a direct insurer for all risks ceded to reinsurers.

        As of both December 31, 2007 and 2006, 48% of our face amount of life insurance in force was reinsured. As of December 31, 2007 and 2006, for certain term life insurance policies, we ceded up to 90% of the mortality risk depending on the length of the term. Additionally, we ceded substantially all of the risk associated with our variable annuity business and we cede 100% of the morbidity risk on substantially all of our long-term care contracts. Beginning in July 2007, for new life insurance contracts, we ceded the mortality risk associated with coverage in excess of $3 million per life for contracts issued to individuals age 70 and over, and we ceded the mortality risk associated with coverage in excess of $5 million per life for most other contracts. Also beginning in July 2007, for certain large contracts that meet specific criteria, the Company's retention limit was increased to $10 million per life. In the period prior to July 2007, but subsequent to August 1998, we ceded the mortality risk associated with coverage in excess of $2 million per life, except in 2006 for certain instances when specific criteria were met, we ceded the mortality risk associated with coverage in excess of $5 million per life. For business sold prior to October 1998, we ceded mortality risk in excess of specific amounts up to $1 million per individual life. The changes in Allstate Financial's retention guidelines for new life insurance contracts did not have a significant impact on the results of operations in 2007 or 2006.

        Amounts recoverable from reinsurers by type of policy or contract at December 31, are summarized in the following table.

	Reinsurance recoverable on paid and unpaid claims
(in millions)	2007	2006
Annuities(1)	$1,423	$1,654
Life insurance	1,373	1,225
Long-term care	619	518
Other	97	96

Total Allstate Financial	$3,512	$3,493

(1)
Reinsurance recoverables as of December 31, 2007 and 2006 include $1.26 billion and $1.49 billion, respectively, for general account reserves related to reinsured variable annuities.

        The estimation of reinsurance recoverables is impacted by the uncertainties involved in the establishment of reserves.

        Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

		Reinsurance recoverable on paid and unpaid claims
	S&P Financial Strength Rating
(in millions)		2007	2006
Prudential Insurance Company of America	AA	$1,261	$1,490
Employers Reassurance Corporation	A+	541	439
RGA Reinsurance Company	AA-	327	295
Transamerica Life Group	AA	288	233
Swiss Re Life and Health America, Inc.	AA-	173	161
Paul Revere Life Insurance Company	BBB+	147	147
Scottish Re Group	BB+	111	127
Munich American Reassurance	AA-	103	92
Security Life of Denver	AA	86	73
Mutual of Omaha Insurance	AA-	80	79
Manulife Insurance Company	AAA	78	82
Triton Insurance Company	NR	73	65
Lincoln National Life Insurance	AA	63	59
American Health & Life Insurance Co.	NR	57	50
Other(1)		124	101

Total		$3,512	$3,493

(1)
As of December 31, 2007 and 2006, the other category includes $84 million and $74 million, respectively, of recoverables due from reinsurers with an investment grade credit rating from S&P.

        We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three-years ended December 31, 2007.

        We enter into certain inter-company reinsurance transactions for the Allstate Financial operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant inter-company transactions have been eliminated in consolidation.

Allstate Financial Outlook

  •
  We plan to increase sales of our financial products by Allstate exclusive agencies by developing and bringing to market new innovative, consumer-driven financial products and features targeted to middle market customers.

  •
  We plan to grow sales of our Workplace Division products and increase focus on larger employers.

  •
  Sales of our institutional products will be impacted by management's assessment of market liquidity, credit spreads and other market conditions. Market conditions may also influence whether maturing contracts are replaced with new issuances.

  •
  We expect operating costs and expenses to increase over the prior year as a result of increased spending for the development of innovative products, additional marketing and growth of our Allstate exclusive agency and Workplace Division distribution channels as well as a reduction in the variable annuity servicing fee from Prudential. We expect that these expense increases will be partially mitigated by our continuing focus on operating efficiency.

  •
  We plan to balance targeted new business return improvement with investments in growth initiatives and sales. Initially, investments in growth are expected to slow the improvement of returns and may reduce the price competitiveness of certain products, such as our fixed annuities, and slow or reduce the growth in sales and net income.

  •
  The transition of our investment objective from primarily income generation to increased focus on increasing total returns may result in increased volatility in net investment income and realized capital gains and losses from period to period. Increased allocations to alternative investment classes, such as limited partnership interests and other equity-based assets, may also contribute to this volatility.

  •
  Increased levels of dividends paid by Allstate Financial in 2007, combined with the anticipated dividends in 2008, may lead to a decline in invested assets and investment income.

INVESTMENTS

        Overview and Strategy    An important component of our financial results is the return on our investment portfolios. Investment portfolios are segmented between the Property-Liability, Allstate Financial and Corporate and Other operations. The investment portfolios are managed based upon the nature of each respective business and its corresponding liability structure.

        The Property-Liability portfolio's investment strategy emphasizes safety of principal and consistent income generation, within a total return framework. This approach, which has produced competitive returns over time, is designed to ensure financial strength and stability for paying claims, while maximizing economic value and surplus growth. We employ a strategic asset allocation model, which considers the nature of the liabilities and risk tolerances, as well as the risk and return parameters of the various asset classes in which we invest. The model's recommended asset allocation, along with duration and liquidity considerations, guides our initial asset allocation. This is further adjusted based on an analysis of other potential market opportunities available. Portfolio performance is measured against benchmarks at target allocation weights.

        The Allstate Financial portfolio's investment strategy has historically focused on the need for risk-adjusted spread to support the underlying liabilities to achieve return on capital and profitable growth. We believe investment spread is maximized by selecting assets that perform favorably on a long-term basis and by disposing of certain assets to minimize the effect of downgrades and defaults. We believe this strategy maintains the investment spread necessary to sustain income over time. The portfolio management approach employs a combination of recognized market, analytical and proprietary modeling, including a strategic asset allocation model, as the primary basis for the allocation of interest sensitive, illiquid and credit assets as well as for determining overall below investment grade exposure and diversification requirements. Within the ranges set by the strategic asset allocation model, tactical investment decisions are made in consideration of prevailing market conditions. We will be adding a total return framework to the management of Allstate Financial's assets to further enhance long-term returns and leverage our active management capabilities.

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

        In conjunction with our priority of optimizing the returns we realize for the risks we accept, we will be undertaking selected new investment strategies. The first is exploring the adoption of an enhanced enterprise-wide asset allocation model. This model will provide opportunities for enhanced returns by considering our total liability profile rather than a more limited business unit profile. This should allow us to capitalize on the diversification of risk within the enterprise and to invest in a broader and more global array of asset types. This shift in strategy will improve overall returns for the same level of portfolio risk being assumed today, although it may result in a different mix of assets held in the business segments.

        We are also forming investment subsidiaries, one within Allstate Financial and the other within Corporate and Other, to pursue investment opportunities not efficiently held within our insurance operations. The creation of these subsidiaries improves our capital management by enabling higher return investment strategies. As a result of these strategies and enterprise asset allocation, there may be a different mix in the reporting of returns between investment income, realized capital gains and losses, unrealized capital gains and losses and higher investment expenses. Additionally, these strategies may result in increased leverage from investing activities.

        As a result of tactical decisions in each of the portfolios, we may sell securities during a period in which fair value has declined below amortized cost for fixed income securities or cost for equity securities. Portfolio monitoring, which includes identifying securities that are other-than-temporarily impaired and recognizing other-than-temporary impairments on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery, are conducted regularly. For more information, see the Portfolio Monitoring section of the MD&A.

        Portfolio Composition    The composition of the investment portfolios at December 31, 2007 is presented in the table below. Also see Notes 2 and 5 of the consolidated financial statements for investment accounting policies and additional information.

	Property-Liability		Allstate Financial(3)		Corporate and Other(3)		Total
(in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities(1)	$32,128	78.5%	$59,837	80.6%	$2,486	65.1%	$94,451	79.4%
Equity securities(2)	5,155	12.6	102	0.1	—	—	5,257	4.4
Mortgage loans	794	1.9	10,036	13.5	—	—	10,830	9.1
Limited partnership interests	1,416	3.5	998	1.3	87	2.3	2,501	2.1
Short-term	1,333	3.3	480	0.7	1,245	32.6	3,058	2.6
Other	79	0.2	2,803	3.8	1	—	2,883	2.4

Total	$40,905	100.0%	$74,256	100.0%	$3,819	100.0%	$118,980	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $31.70 billion, $59.40 billion and $2.40 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2)
Equity securities are carried at fair value. Cost basis for these securities was $4.17 billion and $102 million for Property-Liability and Allstate Financial, respectively.

(3)
Balances reflect the elimination of related party investments between Allstate Financial and Corporate and Other.

        Total investments decreased to $118.98 billion at December 31, 2007, from $119.76 billion at December 31, 2006, primarily due to decreased net unrealized gains on fixed income and equity securities and lower funds associated with collateral received in conjunction with securities lending and other activities, partially offset by positive cash flows from operating activities.

        The Property-Liability investment portfolio decreased to $40.91 billion at December 31, 2007, from $41.66 billion at December 31, 2006, primarily due to dividends paid by AIC to The Allstate Corporation and decreased net unrealized gains on equity and fixed income securities, partially offset by positive cash flows from operating activities and the repayment of a $500 million intercompany note by ALIC to its parent, AIC.

        The Allstate Financial investment portfolio decreased to $74.25 billion at December 31, 2007, from $75.95 billion at December 31, 2006, primarily due to decreased net unrealized gains on fixed income securities, the payment of dividends to AIC, the repayment of ALIC's intercompany note to its parent, AIC, and lower funds associated with collateral received in conjunction with securities lending and other activities, partially offset by positive cash flows from operating activities.

        The Corporate and Other investment portfolio increased to $3.82 billion at December 31, 2007, from $2.14 billion at December 31, 2006, primarily due to dividends received from AIC and the proceeds from the $1 billion of junior subordinated securities issued in May 2007, partially offset by cash flows used in financing activities.

        Total investments at amortized cost related to collateral received in connection with securities lending business activities, funds received in connection with securities repurchase agreements and collateral posted by counterparties related to derivative transactions decreased to $3.46 billion at December 31, 2007, from $4.14 billion at December 31, 2006. As of December 31, 2007 and 2006, these investments were carried at fair value and classified in fixed income securities totaling $2.85 billion and $2.63 billion, respectively, and short-term investments totaling $549 million and $1.55 billion, respectively.

        Securities lending activities are primarily used as an investment yield enhancement, and are conducted with third parties such as brokerage firms. We obtain collateral, typically in the form of cash, in an amount generally equal to 102% to 105% of the fair value of domestic and foreign securities, respectively, and monitor the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. The cash we receive is invested in short-term and fixed income investments, and an offsetting liability to return the collateral is recorded in other liabilities and accrued expenses.

        Fixed Income Securities    See Note 5 of the consolidated financial statements for a table showing the amortized cost, unrealized gains, unrealized losses and fair value for each type of fixed income security for the years ended December 31, 2007 and 2006.

        The following table shows fixed income securities by type at December 31.

	Fair Value
(in millions)	2007	2006
U.S. government and agencies	$4,421	$4,033
Municipal	25,307	25,608
Corporate	38,467	39,798
Foreign government	2,936	2,818
Mortgage-backed securities	6,959	7,916
Commercial mortgage-backed securities	7,617	7,837
Asset-backed securities	8,679	9,211
Redeemable preferred stock	65	72

Total fixed income securities	$94,451	$97,293

        During 2007, certain financial markets experienced decreased liquidity. This was particularly evident in the markets for securities collateralized by sub-prime residential mortgages. We experienced this illiquidity particularly in our asset-backed residential mortgage-backed securities ("ABS RMBS"), asset-backed collateralized debt obligations ("ABS CDOs"), Alt-A residential mortgage-backed securities ("Alt-A") and commercial real estate collateralized debt obligations ("CRE CDO") portfolios. These portfolios totaled $5.88 billion or less than 5% of our total investments at December 31, 2007. Certain other asset-backed and real estate-backed securities markets experienced illiquidity, but to a lesser degree.

        The fair values of securities comprising the illiquid portfolios are obtained from our contracted third-party pricing servicers and brokers. We evaluated the reasonableness of the fair value of these portfolios as of December 31, 2007 by comparing vendor prices to alternative third-party pricing and valuation servicers, both of which consider available market information including, but not limited to, collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, and credit ratings from rating agencies. In addition, we also considered the reasonableness of security values based upon the securities' relative position within their respective capital structures in determining the reasonableness of fair values, on a portfolio basis, for the above referenced securities as of December 31, 2007.

        Municipal bonds, including tax-exempt and taxable securities, totaled $25.31 billion and 96.8% were rated investment grade at December 31, 2007.

        As of December 31, 2007, approximately $13.0 billion or 51.4% of our municipal bond portfolio is insured by eight bond insurers and 99.0% have a Moody's equivalent rating of Aaa or Aa. Our practices for acquiring and monitoring municipal bonds primarily take into consideration the quality of the underlying security. As of December 31, 2007, we believe that the valuations already reflect a significant decline in the value of the insurance, and further such declines if any, are not expected to be material. While the valuation of these holdings may be temporarily impacted by negative market developments, we continue to have the intent and ability to hold the bonds and expect to receive all of the contractual cash flows. As of December 31, 2007, 34.6% of our insured municipal bond portfolio was insured by MBIA, 25.6% by AMBAC, 19.4% by FSA and 16.6% by FGIC. In total, we hold $14.4 billion of fixed income securities that are insured by bond insurers, including $911 million of our ABS RMBS and $474 million of our other asset-backed securities discussed below. Additionally, we hold $46 million of corporate bonds that were directly issued by these bond insurers.

        Included in our municipal bond portfolio at December 31, 2007 are $2.56 billion of auction rate securities ("ARS") that have long-term stated maturities, with the interest rate reset based on auctions every 7, 28 or 35 days depending on the specific security. At the auction date, if the quantity of sell orders exceeds the quantity of purchase orders, the auction "fails" and the issuers are forced to pay a "maximum rate" as defined for each issue. The maximum rate is designed so that its prolonged use is an incentive to the issuer to call and refinance the long-term bonds. The effect of this incentive may be lessened to the extent that the maximum rate is closer to current market rates. When auctions are successfully completed, the interest rate reset normally corresponds with the short-term rate associated with the reset period. Our holdings primarily have a Moody's equivalent rating of Aaa and fair value was estimated at the corresponding par value at December 31, 2007. We make our investment decisions based on the underlying credit of each security, which for approximately 90% of our holdings are pools of student loans for which at least 85% of the collateral is insured by the U.S. Department of Education. During February of 2008, dealers were no longer supporting auctions with their own bids as they had in the past and we experienced failed auctions for $1.81 billion of our ARS holdings for which we are currently receiving the maximum rate. The entire ARS portfolio will come up for auction in March 2008. We anticipate that failed auctions may persist and more of our holdings will reset at the maximum rate. Auctions will continue to be conducted as scheduled for each of the securities. While these developments continue in the market, par value of these holdings may not be representative of the fair value of these securities. Accordingly, subsequent auctions could be more successful resulting in interest rates being more in line with the 7, 28 or 35 day reset periods.

        Corporate bonds totaled $38.47 billion and 91.3% were rated investment grade at December 31, 2007. As of December 31, 2007, $17.34 billion, or 45.1% of the portfolio consisted of privately placed securities compared to $17.31 billion or 43.5% at December 31, 2006. Privately placed securities primarily consist of corporate issued senior debt securities that are in unregistered form and are directly negotiated with the borrower. All privately placed corporate securities are rated by The National Association of Insurance Commissioners ("NAIC") based on information provided to them and are also internally rated. Additionally, approximately 25.7% of the privately placed corporate securities in our portfolio are rated by an independent rating agency. The following table summarizes the privately placed corporate securities portfolio by credit quality as of December 31, 2007.

(in millions)		Property-Liability		Allstate Financial		Corporate and Other		Total
NAIC rating	Moody's equivalent rating	Fair value	Net unrealized gains and losses	Fair value	Net unrealized gains and losses	Fair value	Net unrealized gains and losses	Fair value	Net unrealized gains and losses	Percent of fair value to total
1	Aaa/Aa/A	$770	$(21)	$6,922	$95	$—	$—	$7,692	$74	44.4%
2	Baa	626	2	7,769	42	—	—	8,395	44	48.4
3	Ba	90	(3)	850	(26)	—	—	940	(29)	5.4
4	B	144	(1)	90	(7)	3	1	237	(7)	1.4
5	Caa or lower	31	(2)	38	(2)	—	—	69	(4)	0.4
6	In or near default	1	—	3	—	2	—	6	—	—

	Total	$1,662	$(25)	$15,672	$102	$5	$1	$17,339	$78	100.0%

        Allstate's portfolio of privately placed securities are broadly diversified by issuer, industry sector, and by country. The portfolio is made up of approximately 650 issues with an average security value of approximately $26 million. Privately placed corporate obligations generally benefit from increased yields and structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities. Additionally, investments in these securities are made after extensive due diligence of the issuer, typically including direct discussions with senior management and on-site visits to company facilities. Ongoing monitoring includes direct periodic dialog with senior management of the issuer and continuous monitoring of operating performance and financial position. Every issue is internally rated with a formal rating affirmation once a year.

        Hybrid securities are carried at fair value and total $2.81 billion and $2.23 billion at December 31, 2007 and 2006, respectively. For further discussion on hybrid securities, see Note 2 to the consolidated financial statements.

        Foreign government securities totaled $2.94 billion and 90.8% were rated investment grade at December 31, 2007.

        Mortgage-backed securities ("MBS") totaled $6.96 billion and 100.0% were rated investment grade at December 31, 2007. The credit risk associated with MBS is mitigated due to the fact that 62.0% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by U.S. government agencies or U.S. government sponsored entities ("U.S. Agency"). The MBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages.

        The following table shows MBS by type and Moody's equivalent rating at December 31, 2007.

(in millions)	Fair value	% to Total Investments	Aaa	Aa	A
MBS
U.S. Agency	$4,317	3.6%	100.0%	—%	—%
Prime	1,290	1.1	98.2	1.8	—
Alt-A	1,347	1.1	94.7	4.3	1.0
Other	5	—	—	100.0	—

Total MBS	$6,959	5.8%

        The following table presents information about the collateral in our Alt-A holdings at December 31, 2007.

(in millions)	Fair value	% to Total Investments
Alt-A
Fixed rate	$720	0.6%
Variable rate	627	0.5

Total Alt-A	$1,347	1.1%

        Alt-A mortgage-backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. Fair value represents 95.7% of the amortized cost of these securities. At December 31, 2007, the Alt-A portfolio had net unrealized losses of $61 million, which were comprised of $2 million of gross unrealized gains and $63 million of gross unrealized losses. $1.08 billion or 79.9% of these securities were issued during 2005, 2006 and 2007. We hold $623 million of Alt-A securities acquired during 2007, which were rated Aaa by one or more rating agencies at the time of purchase.

        Commercial Mortgage-Backed Securities ("CMBS") totaled $7.62 billion and 99.7% were rated investment grade at December 31, 2007. Approximately 85.7% of the CMBS investments are pools of commercial mortgages, broadly diversified across property types and geographical area. The CMBS portfolio is subject to credit risk, but unlike other structured products, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages, whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates. Credit defaults can result in credit directed prepayments. The following table shows CMBS by type and Moody's equivalent rating at December 31, 2007.

(in millions)	Fair value	% to Total Investments	Aaa	Aa	A	Baa
CMBS	$7,049	5.9%	79.4%	13.3%	5.7%	1.6%
CRE CDO	568	0.5	33.3	31.1	25.2	10.4

Total CMBS	$7,617	6.4%

        CRE CDO are investments secured primarily by commercial mortgage-backed securities and other commercial mortgage debt obligations. These securities are generally less liquid and have a higher risk profile than other commercial mortgage-backed securities. Fair value represents 78.7% of the amortized cost of these securities. At December 31, 2007, CRE CDOs had net unrealized losses of $155 million, which were comprised of $1 million of gross unrealized gains and $156 million of gross unrealized losses. In addition to the quality of the loans and securities collateralizing the CRE CDOs, influential factors in our analysis are the adequacy of subordination and strength of the CRE CDO management team.

        Asset-backed securities ("ABS") totaled $8.68 billion and 98.0% were rated investment grade at December 31, 2007. Credit risk is managed by monitoring the performance of the collateral. In addition, many of the securities in the ABS portfolio are credit enhanced with features such as over-collateralization, subordinated structures, reserve funds, guarantees and/or insurance. A portion of the ABS portfolio is also subject to interest rate risk since, for example, price volatility and ultimate realized yields are affected by the rate of prepayment of the underlying assets.

        The following table shows ABS by type at December 31, 2007.

(in millions)	Fair Value	% to Total Investments	Aaa	Aa	A	Baa	Ba or Lower
ABS
ABS RMBS	$3,926	3.3%	71.8%	21.2%	6.0%	0.1%	0.9%
ABS CDOs	36	—	86.1	13.9	—	—	—

Total asset-backed securities collateralized by sub- prime residential mortgage loans	3,962	3.3
Other collateralized debt obligations	2,026	1.7	34.0	26.5	27.5	8.3	3.7
Other asset-backed securities	2,691	2.3	70.2	6.5	11.4	9.1	2.8

Total ABS	$8,679	7.3%

        The following table presents additional information about our ABS RMBS portfolio including a summary by first and second lien collateral at December 31, 2007.

(in millions)	Fair value	% to Total Investments
ABS RMBS
First lien:
Fixed rate(1)	$1,119	0.9%
Variable rate(1)	1,956	1.7

Total first lien(2)	3,075	2.6
Second lien:
Insured	688	0.6
Other	163	0.1

Total second lien(3)	851	0.7

Total ABS RMBS	$3,926	3.3%

(1)
Fixed rate and variable rate refer to the primary interest rate characteristics of the underlying mortgages at the time of issuance.

(2)
The credit ratings of the first lien ABS RMBS were 66.4% Aaa, 26.3% Aa and 7.3% A at December 31, 2007.

(3)
The credit ratings of the second lien ABS RMBS were 91.1% Aaa, 2.5% Aa, 1.8% A, 0.2% Baa and 4.4% Ba or lower at December 31, 2007.

        ABS RMBS portfolio includes securities that are collateralized by mortgage loans issued to borrowers that cannot qualify for prime or alternative financing terms due in part to an impaired or limited credit history. It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower's credit history. Fair value represents 88.7% of the amortized cost of these securities. As of December 31, 2007, the ABS RMBS portfolio had net unrealized losses of $500 million, which were comprised of $2 million of gross unrealized gains and $502 million of gross unrealized losses.

        At December 31, 2007, $911 million or 31.9% of the total ABS RMBS securities that are rated Aaa and Aa are insured by 6 bond insurers. $3.24 billion or 82.5% of the portfolio consisted of securities that were issued during 2005, 2006 and 2007. At December 31, 2007, 81.9% of these securities were rated Aaa, 15.4% rated Aa, 1.4% rated A, 0.1% rated Baa and 1.2% rated Ba or lower.

        During 2007, three second lien ABS RMBS with a value of $16 million were downgraded within the investment grade ratings. Four second lien securities with a fair value of $38 million were downgraded from investment grade to below investment grade ratings.

        During 2007, we sold $456 million of ABS RMBS, recognizing a loss of $8 million. We also collected $946 million of principal repayments consistent with the expected cash flows. These repayments represent approximately 25.7% of the amortized cost of our outstanding portfolio at December 31, 2006.

        ABS CDOs are securities collateralized by a variety of residential mortgage-backed and other securities, which may include sub-prime RMBS. Fair value represents 47.4% of the amortized cost of these securities. As of December 31, 2007, this portfolio had net unrealized losses of $40 million.

        Writedowns during 2007 were recorded on our ABS RMBS and ABS CDOs totaling $20 million and $62 million, respectively. We did not record any write-downs related to our Alt-As or CRE CDOs. We continue to believe that the unrealized losses on these securities are not necessarily predictive of the performance of the underlying collateral. In the absence of further deterioration in the collateral relative to our positions in the securities' respective capital structures, which could require other-than-temporary impairments, the unrealized losses should reverse over the remaining lives of the securities.

        Other collateralized debt obligations totaled $2.03 billion and 96.3% are rated investment grade at December 31, 2007. Other collateralized debt obligations consist primarily of obligations secured by high yield and investment grade corporate credits including $1.2 billion of collateralized loan obligations; $299 million of synthetic CDOs; $192 million of primarily bank trust preferred CDOs; $122 million of market value CDOs; $58 million of CDOs that invest in other CDOs ("CDO squared"); and $53 million of collateralized bond obligations. The CDO squared holdings contain immaterial amounts of ABS CDOs, ranging up to 4% of the underlying collateral. The cash flows used to pay principle and interest are derived from the other CDO's collateral except for synthetic CDOs which rely on cash flows from the underlying credit default swaps. As of December 31, 2007, net unrealized losses on the other collateralized debt obligations was $259 million.

        Other asset-backed securities consist primarily of investments secured by portfolios of credit card loans, auto loans, student loans and other consumer and corporate obligations. As of December 31, 2007, the net unrealized losses on these securities was $17 million. Additionally, 17.6% of the other asset-backed securities that are rated Aaa were insured by five bond insurers.

        We may utilize derivative financial instruments to help manage the exposure to interest rate risk, and to a lesser extent currency and credit risks, from the fixed income securities portfolio. For a more detailed discussion of interest rate, and currency risks and our use of derivative financial instruments, see the Net realized capital gains and losses and Market Risk sections of the MD&A and Note 6 of the consolidated financial statements.

        The following table summarizes the credit quality of the fixed income securities portfolio at December 31, 2007.

(in millions)		Property-Liability		Allstate Financial		Corporate and Other		Total
NAIC Rating	Moody's Equivalent	Fair Value	Percent to total	Fair Value	Percent to total	Fair Value	Percent to total	Fair Value	Percent to total
1	Aaa/Aa/A	$27,594	85.9%	$41,399	69.2%	$2,465	99.2%	$71,458	75.7%
2	Baa	2,604	8.1	15,754	26.3	3	0.1	18,361	19.4

	Investment grade(1)	30,198	94.0	57,153	95.5	2,468	99.3	89,819	95.1
3	Ba	812	2.5	2,092	3.5	—	—	2,904	3.0
4	B	854	2.7	439	0.8	3	0.1	1,296	1.4
5	Caa or lower	225	0.7	140	0.2	13	0.5	378	0.4
6	In or near default	39	0.1	13	—	2	0.1	54	0.1

	Below investment grade	1,930	6.0	2,684	4.5	18	0.7	4,632	4.9

	Total	$32,128	100.0%	$59,837	100.0%	$2,486	100.0%	$94,451	100.0%

(1)
Defined as a security having a rating from the NAIC of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's or a rating of AAA, AA, A or BBB from Standard & Poor's, Fitch or Dominion or a rating of aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

        Equity Securities    Equity securities include common stocks, real estate investment trust equity investments and non-redeemable preferred stocks. The equity securities portfolio was $5.26 billion at December 31, 2007 compared to $6.15 billion at December 31, 2006. The decrease is primarily attributable to sales of equity securities with realized gains totaling $1.14 billion for the year ended December 31, 2007. Gross unrealized gains totaled $1.10 billion at December 31, 2007 compared to $1.77 billion at December 31, 2006. Gross unrealized losses totaled $106 million at December 31, 2007 compared to $20 million at December 31, 2006.

        Mortgage Loans    Our mortgage loan portfolio, which is primarily held in the Allstate Financial portfolio was $10.83 billion at December 31, 2007 and $9.47 billion at December 31, 2006, and comprised primarily of loans secured by first mortgages on developed commercial real estate. Geographical and property type diversification are key considerations used to manage our exposure.

        We closely monitor our commercial mortgage loan portfolio on a loan-by-loan basis. Loans with an estimated collateral value less than the loan balance, as well as loans with other characteristics indicative of higher than normal credit risks, are reviewed by financial and investment management at least quarterly for purposes of establishing valuation allowances and placing loans on non-accrual status when and if necessary. The underlying collateral values are based upon either discounted property cash flow projections or a commonly used valuation method that utilizes a one-year projection of expected annual income divided by a market based expected rate of return. We had no realized capital losses related to write-downs on mortgage loans for the years ended December 31, 2007, 2006 and 2005.

        Limited partnership interests    Limited partnership interests totaled $2.50 billion, or 2.1% of total investments, at December 31, 2007. Limited partnership interests primarily have exposure to private equity, real estate and hedge funds. This balance has increased 53.9% since December 31, 2006. Of the Limited Partnership Interests held at December 31, 2007, 52.6% were accounted for under the Equity Method of accounting, the remaining 47.4% were carried at cost.

        Short-Term Investments    Our short-term investment portfolio was $3.06 billion and $2.43 billion at December 31, 2007 and 2006, respectively. We invest available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of less than one year.

        Other investments    Our other investments are comprised primarily of $1.21 billion of bank loans and $1.08 billion of policy loans. Bank loans are comprised primarily of senior secured corporate loans and are carried at amortized cost. Policy loans are carried at the unpaid principal balances.

        Unrealized Gains and Losses    See Note 5 of the consolidated financial statements for further disclosures regarding unrealized losses on fixed income and equity securities and factors considered in determining whether securities are other-than-temporarily impaired. The unrealized net capital gains on fixed income and equity securities at December 31, 2007 totaled $1.95 billion, a decrease of $2.34 billion since December 31, 2006. The decrease in net unrealized net capital gains was related primarily to increased unrealized losses on investment grade fixed income securities, resulting from widening credit spreads and credit exposure related to collateralized securities, which more than offset the effects of declining interest rates and sales of equity securities with net realized gains totaling $1.14 billion.

        Credit spreads are the additional yield on fixed income securities above the risk-free rate (typically defined as the yield on U.S. treasury securities), that market participants require to compensate them for assuming credit, liquidity and or repayment risks for fixed income securities with consistent terms. Credit spreads vary with the market's perception of risk and liquidity in specific fixed income markets. Credit spreads can widen (increase) or tighten (decrease) and may offset or add to the effects of risk-free interest rate changes in the valuation of fixed income securities from period to period.

        Gross unrealized gains and losses on fixed income securities by type and sector are provided in the table below.

(in millions)		Gross unrealized
At December 31, 2007	Amortized cost	Gains	Losses	Fair value
Corporate:
Banking	$6,539	$78	$(227)	$6,390
Consumer goods (cyclical and non-cyclical)	6,030	101	(113)	6,018
Utilities	5,778	250	(72)	5,956
Financial services	5,343	54	(180)	5,217
Capital goods	3,597	79	(44)	3,632
Communications	2,474	68	(25)	2,517
Basic industry	2,022	47	(14)	2,055
Transportation	1,907	45	(31)	1,921
Other	1,821	56	(38)	1,839
Energy	1,752	51	(8)	1,795
Technology	1,114	23	(10)	1,127
Total corporate fixed income portfolio	38,377	852	(762)	38,467

U.S. government and agencies	3,503	918	—	4,421
Municipal	24,587	816	(96)	25,307
Foreign government	2,542	397	(3)	2,936
Mortgage-backed securities	7,002	57	(100)	6,959
Commercial mortgage-backed securities	7,925	79	(387)	7,617
Asset-backed securities	9,495	30	(846)	8,679
Redeemable preferred stock	64	2	(1)	65

Total fixed income securities	$93,495	$3,151	$(2,195)	$94,451

        The banking, financial services, consumer goods, and utilities sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at December 31, 2007. The gross unrealized losses in these sectors were primarily company specific and the result of widening credit spreads. As of December 31, 2007, $598 million or 78.5% of the gross unrealized losses in the corporate fixed income portfolio and $1.37 billion or 95.7% of the gross unrealized losses in the remaining fixed income securities related to securities rated investment grade. Unrealized losses on investment grade securities are principally related to rising interest rates or changes in credit spreads since the securities were acquired.

        All securities in an unrealized loss position at December 31, 2007 were included in our portfolio monitoring process for determining whether declines in value are other-than-temporary.

        The following table shows the composition by credit quality of the fixed income securities with gross unrealized losses at December 31, 2007.

(in millions)
NAIC Rating	Moody's Equivalent	Unrealized Loss	Percent to Total	Fair Value	Percent to Total
1	Aaa/Aa/A	$(1,506)	68.6%	$24,554	69.8%
2	Baa	(463)	21.1	8,031	22.8

	Investment grade	(1,969)	89.7	32,585	92.6
3	Ba	(144)	6.6	1,640	4.7
4	B	(54)	2.4	683	2.0
5	Caa or lower	(28)	1.3	256	0.7
6	In or near default	—	—	1	—

	Below investment grade	(226)	10.3	2,580	7.4

	Total	$(2,195)	100.0%	$35,165	100.0%

        The table above includes 40 securities with a fair value totaling $351 million and an unrealized loss of $18 million that have not yet received an NAIC rating, for which we have assigned a comparable internal rating. Due to lags between the funding of an investment, execution of final legal documents, filing with the Securities Valuation Office ("SVO") of the NAIC, and rating by the SVO, we generally have a small number of securities that have a pending rating.

        Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in credit spreads, which reflect liquidity conditions of the related markets, since the securities were acquired. Of the unrealized losses on below investment grade securities, there were no significant unrealized loss positions (greater than or equal to 20% of amortized cost) for six or more consecutive months prior to December 31, 2007. Included among the securities rated below investment grade are high-yield bonds and securities that were investment grade when originally acquired. We mitigate the credit risk of investing in below investment grade fixed income securities by limiting the percentage of our fixed income portfolio invested in such securities, through diversification of the portfolio, active credit monitoring and portfolio management.

        The scheduled maturity dates for fixed income securities in an unrealized loss position at December 31, 2007 are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

(in millions)	Unrealized Loss	Percent to Total	Fair Value	Percent to Total
Due in one year or less	$(7)	0.3%	$786	2.2%
Due after one year through five years	(139)	6.3	4,031	11.5
Due after five years through ten years	(252)	11.5	6,199	17.6
Due after ten years	(851)	38.8	13,389	38.1
Mortgage- and asset- backed securities(1)	(946)	43.1	10,760	30.6

Total	$(2,195)	100.0%	$35,165	100.0%

(1)
Because of the potential for prepayment, these securities are not categorized based on their contractual maturities.

        The equity portfolio is comprised of securities in the following sectors.

(in millions)
		Gross unrealized
At December 31, 2007				Fair Value
	Cost	Gains	Losses
Consumer goods (cyclical and non-cyclical)	$997	$169	$(19)	$1,147
Financial services	724	97	(26)	795
Technology	455	131	(7)	579
Energy	328	202	(4)	526
Capital goods	363	130	(4)	489
Basic industry	235	103	(2)	336
Communications	258	80	(6)	332
Banking	277	20	(12)	285
Real estate	168	108	(7)	269
Utilities	111	42	(1)	152
Transportation	51	13	(1)	63
Other(1)	300	1	(17)	284

Total equities	$4,267	$1,096	$(106)	$5,257

(1)
Other consists primarily of index-based securities.

        At December 31, 2007, the financial services, consumer goods and banking sectors had the highest concentration of gross unrealized losses in our equity portfolio, which were company and sector specific. We expect the eventual recovery of these securities and the related sectors. All securities in an unrealized loss position at December 31, 2007 were included in our portfolio monitoring process for determining whether declines in value are potentially other-than-temporary.

        We use several methodologies to estimate the fair value of fixed income and equity securities and exchange traded and non-exchange traded derivative contracts. For a discussion of these methods, see the Application of Critical Accounting Estimates section of the MD&A.

        Portfolio Monitoring    We have a comprehensive portfolio monitoring process to identify and evaluate, on a case-by-case basis, fixed income and equity securities whose carrying value may be other-than-temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify situations where the fair value, compared to amortized cost for fixed income securities, and cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. We also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery as a result of approved programs involving the disposition of investments for reasons such as changes in duration, revisions to strategic asset allocations and liquidity actions, as well as certain dispositions anticipated by portfolio managers. All investments in an unrealized loss position at December 31, 2007 were included in our portfolio monitoring process for determining whether declines in value were other-than-temporary.

        The following table summarizes fixed income and equity securities in a gross unrealized loss position according to significance, aging and investment grade classification.

	December 31, 2007				December 31, 2006
	Fixed Income				Fixed Income
(in millions except number of issues)	Investment Grade	Below Investment Grade	Equity	Total	Investment Grade	Below Investment Grade	Equity	Total
Category (I): Unrealized loss less than 20% of cost(1)
Number of Issues	4,058	379	322	4,759	4,883	184	180	5,247
Fair Value	$31,489	$2,446	$884	$34,819	$31,402	$1,193	$179	$32,774
Unrealized	$(1,391)	$(146)	$(66)	$(1,603)	$(593)	$(33)	$(14)	$(640)
Category (II): Unrealized loss greater than or equal to 20% of cost for a period of less than 6 consecutive months(1)
Number of Issues	176	21	192	389	1	2	27	30
Fair Value	$1,096	$134	$102	$1,332	$—	$4	$9	$13
Unrealized	$(578)	$(80)	$(38)	$(696)	$—	$(1)	$(4)	$(5)
Category (III): Unrealized loss greater than or equal to 20% of cost for a period of 6 or more consecutive months, but less than 12 consecutive months(1)
Number of Issues	—	—	5	5	—	—	17	17
Fair Value	$—	$—	$1	$1	$—	$—	$2	$2
Unrealized	$—	$—	$(2)	$(2)	$—	$—	$(1)	$(1)
Category (IV): Unrealized loss greater than or equal to 20% of cost for 12 or more consecutive months(1)
Number of Issues	—	—	—	—	—	—	4	4
Fair Value	$—	$—	$—	$—	$—	$—	$1	$1
Unrealized	$—	$—	$—	$—	$—	$—	$(1)	$(1)

Total Number of Issues	4,234	400	519	5,153	4,884	186	228	5,298

Total Fair Value	$32,585	$2,580	$987	$36,152	$31,402	$1,197	$191	$32,790

Total Unrealized Losses	$(1,969)	$(226)	$(106)	$(2,301)	$(593)	$(34)	$(20)	$(647)

(1)
For fixed income securities, cost represents amortized cost.

        The largest individual unrealized loss was $12 million for category (I) and $26 million for category (II) as of December 31, 2007.

        Categories (I) and (II) have generally been adversely affected by overall economic conditions including interest rate increases and the market's evaluation of certain sectors. The degree to which and/or length of time that the securities have been in an unrealized loss position does not suggest that these securities pose a high risk of being other-than-temporarily impaired. Categories (III) and (IV) have primarily been adversely affected by industry and issue specific, or issuer specific conditions. All of the securities in these categories are monitored for other-than-temporary impairment. We expect that the fair values of these securities will recover over time.

        Whenever our initial analysis indicates that a fixed income security's unrealized loss of 20% or more for at least 36 months or any equity security's unrealized loss of 20% or more for at least 12 months is temporary, additional evaluations and management approvals are required to substantiate that a write-down is not appropriate. As of December 31, 2007, no securities met these criteria.

        The following table contains the individual securities with the largest unrealized losses as of December 31, 2007. No other fixed income or equity security had an unrealized loss greater than $11 million or 0.5% of the total unrealized loss on fixed income and equity securities.

(in millions)	Unrealized Loss	Fair Value	NAIC Rating	Unrealized Loss Category
ABS CDO	$(25)	$19	1	II
ABS RMBS—2006- 2nd lien	(16)	11	3	II
ABS RMBS—2006- 2nd lien	(15)	14	4	II
Financial Services	(15)	33	3	II
Financial Services	(12)	10	1	II
ABS RMBS—2007- 1st lien	(12)	16	1	II
Synthetic CDO	(12)	53	1	I
Synthetic CDO	(12)	23	1	II
Synthetic CDO	(12)	18	1	II

Total	$(131)	$197

        We monitor the quality of our fixed income and bank loan portfolios by categorizing certain investments as "problem", "restructured" or "potential problem." Problem fixed income securities and bank loans are in default with respect to principal or interest and/or are investments issued by companies that have gone into bankruptcy subsequent to our acquisition or loan. Restructured fixed income and bank loan investments have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring. Potential problem fixed income or bank loan investments are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower's ability to pay future principal and interest, which causes us to believe these investments may be classified as problem or restructured in the future.

        The following table summarizes problem, restructured and potential problem fixed income securities and bank loans at December 31.

	2007			2006
(in millions)	Amortized cost	Fair value	Percent of total Fixed Income and Bank Loan portfolios	Amortized cost	Fair value	Percent of total Fixed Income and Bank Loan portfolios
Problem	$35	$43	0.1%	$65	$84	0.1%
Restructured	35	35	—	33	33	—
Potential problem	245	198	0.2	139	149	0.2

Total net carrying value	$315	$276	0.3%	$237	$266	0.3%

Cumulative write-downs recognized(1)	$358			$298

(1)
Cumulative write-downs recognized only reflects write-downs related to investments within the problem, potential problem and restructured categories.

        We have experienced a decrease in the amortized cost of investments categorized as problem and an increase in the amortized cost of investments categorized potential problem as of December 31, 2007 compared to December 31, 2006. The decrease in the problem category was primarily due to dispositions, including the pay-off of certain airline related investments. The increase in the potential problem category was primarily due to the addition of certain ABS CDOs, as well as a corporate bond issued by a prime mortgage lender.

        We evaluated each of these investments through our portfolio monitoring process at December 31, 2007 and recorded write-downs when appropriate. We further concluded that any remaining unrealized losses on these investments were temporary in nature and that we have the intent and ability to hold the securities until recovery. While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of investments in these categories will remain low relative to the total fixed income securities and bank loans portfolios.

        Net Investment Income    The following table presents net investment income for the years ended December 31.

(in millions)	2007	2006	2005
Fixed income securities	$5,459	$5,329	$5,112
Equity securities	114	117	109
Mortgage loans	600	545	503
Limited partnership interests	293	187	140
Other	412	404	193

Investment income, before expense	6,878	6,582	6,057
Investment expense	(443)	(405)	(311)

Net investment income	$6,435	$6,177	$5,746

        Net Realized Capital Gains and Losses    The following tables present the components of realized capital gains and losses and the related tax effect for the years ended December 31.

(in millions)	2007	2006	2005
Investment write-downs	$(163)	$(47)	$(55)
Dispositions	1,336	379	619
Valuation of derivative instruments	(77)	26	(95)
Settlement of derivative instruments	139	(72)	80

Realized capital gains and losses, pretax	1,235	286	549
Income tax expense	(437)	(100)	(189)

Realized capital gains and losses, after-tax	$798	$186	$360

        Dispositions in the above table include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. We may sell impaired fixed income or equity securities that were in an unrealized loss position at the previous reporting date, or other investments where the fair value has declined below the carrying value, in situations where new factors such as negative developments, subsequent credit deterioration, liquidity needs, and newly identified market opportunities cause a change in our previous intent to hold a security to recovery or maturity.

        Dispositions in 2007 included net realized gains on sales and other transactions such as calls and prepayments of $1.48 billion and losses recorded in connection with anticipated dispositions of $147 million. The net realized gains on sales and other transactions were primarily due to net realized gains on equity securities of $1.14 billion comprised of gross gains of $1.39 billion and gross losses of $252 million. The gross gains were attributable to our continuing tactical reallocation of equity securities in the Property-Liability portfolio.

        Dispositions in 2006 included net realized gains on sales and other transactions such as calls and prepayments of $491 million and losses recorded in connection with anticipated dispositions of $112 million. The net realized gains on sales and other transactions were comprised of gross gains of $958 million and gross losses of $467 million. The $467 million in gross losses primarily consisted of $314 million from sales of fixed income securities and $94 million from sales of equity securities.

        During our comprehensive portfolio reviews, we determine whether there are any approved programs involving the expected disposition of investments such as changes in duration, revisions to strategic asset allocations and liquidity actions, as well as dispositions anticipated by the portfolio managers resulting from their on-going comprehensive reviews of the portfolios. Upon approval of such programs, portfolio managers identify a population of suitable investments, typically larger than needed to accomplish the objective, from which specific securities are selected to sell. Due to our change in intent to hold until recovery, we recognize impairments on investments within the population that are in an unrealized loss position. When the objectives of the programs are accomplished, any remaining securities are redesignated as intent to hold until recovery.

        For the year ended December 31, 2007, we recognized $147 million of losses related to a change in our intent to hold certain investments with unrealized losses in the Property-Liability and Allstate Financial segments until they recover in value. The change in our intent was primarily related to strategic asset allocation decisions and ongoing comprehensive reviews of our portfolios as well as a liquidity strategy in the Property-Liability portfolio. At December 31, 2007, the fair value of securities for which we did not have the intent to hold until recovery totaled $1.68 billion.

        For the year ended December 31, 2006, we recognized $112 million of losses related to a change in our intent to hold certain securities with unrealized losses until they recover in value. The change in our intent was driven by certain approved programs, including funding for the disposition through reinsurance of substantially all of Allstate Financial's variable annuity business, yield enhancement strategies for Allstate Financial, a liquidity strategy review for Corporate and Other segment, changes to strategic asset allocations for Property-Liability and ongoing comprehensive reviews of our portfolios. These programs were completed during 2006. At December 31, 2006, the fair value of securities for which we did not have the intent to hold until recovery totaled $375 million.

        The table below presents the realized capital gains and losses (pretax) on the valuation and settlement of derivative instruments shown by underlying exposure and derivative strategy for the years ended December 31.

(in millions)	2007	2006	2005
Interest rate exposure
Asset/liability management
Anticipatory hedging	$(30)	$17	$(9)
				Futures used to protect investment spread from changes in interest rates that arise from mismatches in the timing of cashflows from Allstate Financial products and the related investment activity. Amounts primarily reflect cash settlements.
Duration gap management	(27)	(51)	(57)
				Interest rate caps, floors and swaps are used by Allstate Financial to align interest-rate sensitivities of its assets and liabilities. The 2007 loss resulted from declining interest rates, approximately $20 million related to cash settlements.
Ineffectiveness	(13)	(7)	(7)	Represents hedge accounting ineffectiveness, including the gains and losses realized upon the termination of the hedging instrument.
Portfolio duration management	(69)	(1)	26
				Net short interest rate derivatives are used to offset the effects of changing interest rates on the value of our Property-Liability fixed income portfolio which are reported in unrealized net capital gains in accumulated other comprehensive income. The 2007 loss resulted from declining interest rates, approximately $55 million related to cash settlements.
Hedging of interest rate exposure in annuity contracts	(22)	1	(1)
				Interest rate caps used to offset the effect of changing interest rates linked to treasury rates on certain Allstate Financial annuity contracts, which are reported in credited interest. The results include cash settlements and valuation changes The 2007 net loss represents approximately $50 million of losses from changes in valuation due to the decline in interest rates and $28 million of gain from cash settlements.
Equity exposure
Asset replication and hedging unrealized gains on equity securities	72	(13)	(1)	S&P futures were primarily used to protect unrealized gains on our equity securities portfolio reported in unrealized net capital gains in accumulated other comprehensive income or to replicate equity returns. The results are primarily cash settlements.
Embedded derivatives- conversion options in fixed income securities and equity indexed notes	84	118	42
				Certain fixed income securities, such as convertible bonds and equity linked notes, contain embedded derivatives. The changes in valuation of the embedded derivatives are reported in realized capital gains and losses. The results generally track the performance of underlying equity indices. Valuation gains and losses would be converted into cash for convertible securities upon our conversion or sale of these securities but will be eliminated if held to maturity; for equity indexed notes upon sale or maturity.
Credit exposure
Asset replication	(29)	6	2	Credit default swaps used to replicate fixed income securities to complement the cash market when credit exposure to certain issuers is not available or when the derivative alternative is less expensive than the cash market alternative. The amounts primarily reflect non-cash changes in valuation due to fluctuating credit spreads, which would be converted to cash upon termination or a default on an underlying credit obligation.
Commodity exposure
Commodity derivatives for excess return	106	(111)	(8)	Commodity excess return swaps derivatives diversify our holdings and enhance overall returns. The amounts were primarily cash settlements and reflect returns on the underlying index. We have no holdings outstanding at December 31, 2007.
Currency exposure
Foreign currency contracts	(7)	(5)	—
Other
Other	(3)	—	(2)

	$62	$(46)	$(15)

        A changing interest rate environment will drive changes in our portfolio duration targets at a tactical level. A duration target and range is established with an economic view of liabilities relative to a long-term portfolio view. Tactical duration management is accomplished through both cash market transactions including new purchases and derivative activities that generate realized gains and losses. As a component of our approach to managing portfolio duration, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio. This approach mitigates the impacts of general interest rate changes to the overall financial condition of the Corporation as shown in the Market Risk section of the MD&A. Approximately $53 million or 31.8% of the losses relate to the valuations of derivative instruments are associated with economic hedging instruments that support investments whose valuation changes are reported in shareholders' equity.

        The ten largest losses from sales of individual securities for the year ended December 31, 2007 totaled $58 million with the largest loss being $8 million and the smallest loss being $3 million. The one security comprising the $8 million was in an unrealized loss position greater than or equal to 20% of amortized cost for fixed income securities or cost for equity securities for a period of less than six consecutive months.

        Our largest aggregate loss on dispositions and writedowns are shown in the following table by issuer and its affiliates, and issue for government securities. No other issuer together with its affiliates had an aggregated loss on dispositions and writedowns greater than 1.0% of the total gross loss on dispositions and writedowns on fixed income and equity securities.

(in millions)	Fair Value at Disposition ("Proceeds")	Loss on Dispositions(1)	Write- downs	December 31, 2007 Holdings(2)	Net Unrealized Gain (Loss)
ABS CDO	$—	$—	$(37)	$—	$—
Solar energy general limited liability company	—	—	(19)	15	—
Prime mortgage lender	24	(1)	(14)	33	(4)
ABS RMBS—2006—2nd lien	—	—	(13)	4	—
Financial services	48	(10)	(2)	127	(23)
ABS CDO	—	—	(11)	44	(25)
ABS CDO	—	—	(11)	—	—
US government securities	41	(9)	—	97	—
Managed health care	13	(8)	—	—	—

Total	$126	$(28)	$(107)	$320	$(52)

(1)
Dispositions include losses recognized in anticipation of dispositions.

(2)
Holdings include fixed income securities at amortized cost or equity securities at cost.

        The circumstances of the above losses are considered to be security specific or issue specific and are not expected to have a material effect on other holdings in our portfolios.

MARKET RISK

        Market risk is the risk that we will incur losses due to adverse changes in equity, interest, commodity, or currency exchange rates and prices. Adverse changes to these rates and prices may occur due to changes in the liquidity of a market or market segment, or to changes in market perceptions of credit worthiness and/or risk tolerance. Our primary market risk exposures are to changes in interest rates and equity prices, although we also have a smaller exposure to changes in foreign currency exchange rates and commodity prices.

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

        Investment policies define the overall framework for managing market and other investment risks, including accountability and controls over risk management activities. Subsidiaries that conduct investment activities follow policies that have been approved by their respective boards of directors. These investment policies specify the investment limits and strategies that are appropriate given the liquidity, surplus, product profile and regulatory requirements of the subsidiary. Executive oversight of investment activities is conducted primarily through subsidiaries' boards of directors and investment committees. For Allstate Financial, its asset-liability management ("ALM") policies further define the overall framework for managing market and investment risks. ALM focuses on strategies to enhance yields, mitigate market risks and optimize capital to improve profitability and returns for Allstate Financial. Allstate Financial ALM activities follow asset-liability policies that have been approved by their respective boards of directors. These ALM policies specify limits, ranges and/or targets for investments that best meet Allstate Financial's business objectives in light of its product liabilities.

        We manage our exposure to market risk through the use of asset allocation, duration and value-at-risk limits, simulation, and as appropriate, through the use of stress tests. We have asset allocation limits that place restrictions on the total funds that may be invested within an asset class. We have duration limits on the Property-Liability and Allstate Financial investment portfolios, and as appropriate, on individual components of these portfolios. These duration limits place restrictions on the amount of interest rate risk that may be taken. Our value-at-risk limits are intended to restrict the potential loss in fair value that could arise from adverse movements in the fixed income, equity, and currency markets based on historical volatilities and correlations among market risk factors. Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by investment policies. For Allstate Financial, this day-to-day management is integrated with and informed by the activities of the ALM organization. This integration results in a prudent, methodical and effective adjudication of market risk and return, conditioned by the unique demands and dynamics of Allstate Financial's product liabilities and supported by the continuous application of advanced risk technology and analytics.

        Although we apply a similar overall philosophy to market risk, the underlying business frameworks and the accounting and regulatory environments differ considerably between the Property-Liability and Allstate Financial businesses affecting investment decisions and risk parameters.

Interest rate risk is the risk that we will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. This risk arises from many of our primary activities, as we invest substantial funds in interest sensitive assets and issue interest sensitive liabilities. Interest rate risk includes risks related to changes in U.S. Treasury yields and other key benchmarks as well as changes in interest rates resulting from the widening credit spreads and credit exposure to collateralized securities.

        We manage the interest rate risk in our assets relative to the interest rate risk in our liabilities. One of the measures used to quantify this exposure is duration. Duration measures the price sensitivity of the assets and liabilities to changes in interest rates. For example, if interest rates increase 100 basis points, the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%. At December 31, 2007, the difference between our asset and liability duration was approximately 0.39, compared to a 0.23 gap at December 31, 2006. A positive duration gap indicates that the fair value of our assets is more sensitive to interest rate movements than the fair value of our liabilities.

        Most of our duration gap is attributable to the Property-Liability operations, with the primary liabilities being auto and homeowners claims. In the management of investments supporting the Property-Liability business, we adhere to an objective of emphasizing safety of principal and consistency of income within a total return framework. This approach is designed to ensure our financial strength and stability for paying claims, while maximizing economic value and surplus growth. This objective generally results in a positive duration mismatch between the Property-Liability assets and liabilities.

        For the Allstate Financial business, we seek to invest premiums, contract charges and deposits to generate future cash flows that will fund future claims, benefits and expenses, and that will earn stable spreads across a wide variety of interest rate and economic scenarios. To achieve this objective and limit interest rate risk for Allstate Financial, we adhere to a philosophy of managing the duration of assets and related liabilities within predetermined tolerance levels. This philosophy is executed using interest rate swaps, futures, forwards, caps, floors and swaptions to reduce the interest rate risk resulting from mismatches between existing assets and liabilities, and financial futures and other derivative instruments to hedge the interest rate risk of anticipated purchases and sales of investments and product sales to customers.

        We pledge and receive collateral on certain types of derivative contracts. For futures and option contracts traded on exchanges, we have pledged securities as margin deposits totaling $55 million as of December 31, 2007. For over-the-counter derivative transactions including interest rate swaps, foreign currency swaps, interest rate caps, interest rate floor agreements, and credit default swaps, master netting agreements are used. These agreements allow us to net payments due for transactions covered by the agreements, and when applicable, we are required to post collateral. As of December 31, 2007, we held cash of $72 million and securities of $226 million pledged by counterparties as collateral for over-the-counter instruments; we pledged cash of $1 million and securities of $107 million as collateral to counterparties.

        To calculate the duration gap between assets and liabilities, we project asset and liability cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative interest rates and determining the percentage change in aggregate fair value. The cash flows used in this calculation include the expected maturity and repricing characteristics of our derivative financial instruments, all other financial instruments (as described in Note 6 of the consolidated financial statements), and certain other items including unearned premiums, property-liability claims and claims expense reserves, interest-sensitive liabilities and annuity liabilities. The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. The preceding assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, municipal housing bonds, callable municipal and corporate obligations, and fixed rate single and flexible premium deferred annuities. Additionally, the calculations include assumptions regarding the renewal of property-liability policies.

        Based upon the information and assumptions used in the duration calculation, and interest rates in effect at December 31, 2007, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of the assets and liabilities by approximately $1.51 billion, compared to $1.76 billion at December 31, 2006. Reflected in the duration calculation are the effects of a program that uses short futures to manage the Property-Liability interest rate risk exposures relative to duration targets, as well as a program that uses interest rate swaptions to manage the risk of a large rate increase. In calculating the impact of a 100 basis point increase on the swaption value, we have assumed interest rate volatility remains constant. Based on the short futures and swaption contracts in place at December 31, 2007, we would recognize realized capital gains totaling $361 million in the event of a 100 basis point immediate, parallel interest rate increase and $195 million in realized capital losses in the event of a 100 basis point immediate, parallel interest rate decrease. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. There are $7.77 billion of assets supporting life insurance products such as traditional and interest-sensitive life that are not financial instruments. These assets and the associated liabilities have not been included in the above estimate. The $7.77 billion of assets excluded from the calculation has increased from the $7.08 billion reported at December 31, 2006 due to an increase in the in-force account value of interest-sensitive life products. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting life insurance products would decrease in value by $554 million, compared to a decrease of $457 million at December 31, 2006.

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

Equity price risk is the risk that we will incur losses due to adverse changes in the general levels of the equity markets. At December 31, 2007, we held approximately $4.32 billion in common stocks and $3.76 billion in other securities with equity risk (including primarily convertible securities, limited partnership funds, non-redeemable preferred securities and equity-linked notes), compared to approximately $5.87 billion and $2.99 billion, respectively, at December 31, 2006. Approximately 100.0% and 50.5% of these totals, respectively, represented assets of the Property-Liability operations at December 31, 2007, compared to approximately 100.0% and 53.5%, respectively, at December 31, 2006. Additionally, we had 120 contracts in short Standard & Poor's 500 Composite Price Index ("S&P 500") futures at December 31, 2007 with a fair value of $44 million.

        At December 31, 2007, our portfolio of common stocks and other securities with equity risk had a beta of approximately 0.95, compared to a beta of approximately 1.02 at December 31, 2006. Beta represents a widely used methodology to describe, quantitatively, an investment's market risk characteristics relative to an index such as the S&P 500. Based on the beta analysis, we estimate that if the S&P 500 increases or decreases by 10%, the fair value of our equity investments will increase or decrease by approximately 9.5%, respectively. Based upon the information and assumptions we used to calculate beta at December 31, 2007, we estimate that an immediate decrease in the S&P 500 of 10% would decrease the net fair value of our equity investments identified above by approximately $765 million, compared to $824 million at December 31, 2006. The selection of a 10% immediate decrease in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

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

        At December 31, 2007 and 2006, we had separate accounts assets related to variable annuity and variable life contracts with account values totaling $14.93 billion and $16.17 billion, respectively. Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products. In 2006, we disposed of substantially all of the variable annuity business through a reinsurance agreement with Prudential as described in Note 3 of the consolidated financial statements, and therefore mitigated this aspect of our risk. Equity risk for our variable life business relates to contract charges and policyholder benefits. Total variable life contract charges for 2007 and 2006 were $92 million and $86 million, respectively. Separate account liabilities related to variable life contracts were $905 and $826 million in December 31, 2007 and 2006, respectively.

        At December 31, 2007 and 2006 we had approximately $3.98 billion and $3.47 billion, respectively, in equity-indexed annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500. We hedge the risk associated with these liabilities using equity-indexed options and futures, interest rate swaps, and eurodollar futures, maintaining risk within specified value-at-risk limits.

        Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk primarily arises from our foreign equity investments, including real estate funds and our Canadian operations. We also have certain funding agreement programs and a small amount of fixed income securities that are denominated in foreign currencies, however, derivatives are used to effectively hedge the foreign currency risk of these funding agreements and of approximately half the securities. At December 31, 2007 and 2006, we had approximately $924 million and $1.02 billion, respectively, in funding agreements denominated in foreign currencies.

        At December 31, 2007, we had approximately $791 million in foreign currency denominated equity securities, an additional $669 million net investment in our foreign subsidiaries, and $45 million in unhedged non-dollar pay fixed income securities. These amounts were $637 million, $559 million, and $0 million, respectively, at December 31, 2006. Approximately 89.5% of the foreign currency exposure is in the Property-Liability business.

        Based upon the information and assumptions we used at December 31, 2007, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates that we are exposed to would decrease the value of our foreign currency denominated instruments by approximately $150 million, compared with an estimated $120 million decrease at December 31, 2006. The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. Our currency exposure is diversified across 30 currencies, compared to 21 currencies at December 31, 2006. Our largest individual foreign currency exposures at December 31, 2007 were to the Canadian dollar (45.2%) and the Euro (21.7%). The largest individual foreign currency exposures at December 31, 2006 were to the Canadian dollar (44.8%) and the Euro (20.9%). Our primary regional exposure is to Western Europe, approximately 35.5% at December 31, 2007, compared to 33.4% at December 31, 2006.

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

        Commodity price risk is the risk that we will incur economic losses due to adverse changes in the prices of commodities. This risk arises from our commodity linked investments, such as the Goldman Sachs Commodity Index which is a broad based, oil dominated index. At December 31, 2007 and 2006, we had approximately $0 million and $572 million exposure to the index, respectively. This exposure was almost entirely within Property-Liability.

        Based upon the information and assumptions available at December 31, 2007, we estimate that a 10% immediate unfavorable change to the commodity index would decrease the value of our commodity investments by $0 million, compared with an estimated $57 million decrease at December 31, 2006. The selection of a 10% immediate decrease in commodity prices should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

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

        We report the net funded status of our pension and other postretirement plans in the Consolidated Statements of Financial Condition as a component of accumulated other comprehensive income in shareholder's equity. It represents the differences between the fair value of plan assets and the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans that have not yet been recognized as a component of net periodic cost. The measurement of the net funded status can vary based upon the fluctuations in the fair value of the plan assets and the actuarial assumptions used for the plans as discussed below. The net underfunded status of the pension and other post-retirement benefit obligation at December 31, 2007 was $344 million, a decrease of $765 million from $1.1 billion at December 31, 2006. As of December 31, 2007, each of our qualified pension plans had net assets that exceeded its projected benefit obligation, based on an October 31, 2007 measurement date, although as of January 1, 2008, the fair value of plan assets had declined to the extent that certain plans' projected benefit obligations slightly exceeded plan assets.

        As provided for in the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 87 "Employers' Accounting for Pensions," the market-related value component of expected returns recognizes plan equity losses and gains over a five-year period, which we believe is consistent with the long-term nature of pension obligations. As a result, the effect of changes in fair value on our net periodic pension cost may be experienced in periods subsequent to those in which the fluctuations actually occur.

        Net periodic pension cost in 2008 is estimated to be $138 million based on current assumptions. Net periodic pension cost decreased in 2007 principally due to lower settlement charges and decreases in the amortization of actuarial losses. Net periodic pension cost increased in 2006 principally due to higher settlement charges, an increase in the weighted average discount rate assumption which is based on long-term interest rates and the amortization of actuarial losses. In each of the years 2007, 2006 and 2005, net pension cost included non-cash settlement charges primarily resulting from lump sum distributions made to agents and in 2006 due to higher lump sum payments made to Allstate employees. Additional settlement charges occurred during 2007 also related to the Supplemental Retirement Income Plan ("SRIP") as a result of lump sum payments made from the plan. Settlement charges are expected to continue in the future as we settle our remaining agent pension obligations by making lump sum distributions to agents.

        Amounts recorded for pension cost and accumulated other comprehensive income are significantly affected by fluctuations in the returns on plan assets and the amortization of unrecognized actuarial gains and losses. Plan assets sustained net losses in prior periods primarily due to declines in equity markets. These asset losses, combined with all other unrecognized actuarial gains and losses, resulted in amortization of net actuarial loss (and additional net periodic pension cost) of $116 million in 2007 and $143 million in 2006. We anticipate that the unrealized loss for our pension plans will exceed 10% of the greater of the projected benefit obligations or the market-related value of assets during the foreseeable future, resulting in additional amortization and net periodic pension cost.

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

        Holding other assumptions constant, a hypothetical decrease of 100 basis points in the weighted average discount rate would result in an increase of $47 million in net periodic pension cost and a $369 million increase in the net funded status liability of our pension plans recorded as accumulated other comprehensive income after-tax as of January 1, 2008, our remeasurement date to transition to a December 31 measurement date under SFAS No. 158, versus an increase of $55 million in net periodic pension cost and a $423 million increase in the net funded status liability as of October 31, 2006. A hypothetical increase of 100 basis points in the weighted average discount rate would decrease net periodic pension cost by $34 million and would decrease the net funded status liability of our pension plans recorded as accumulated other comprehensive income after-tax by $311 million as of January 1, 2008, versus a decrease in net periodic pension cost of $48 million and a $353 million decrease in the net funded status liability as of October 31, 2006. This non-symmetrical range results from the non-linear relationship between discount rates and pension obligations, and changes in the amortization of unrealized net actuarial gains and losses.

        The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. While this rate reflects long-term assumptions and is consistent with long-term historical returns, sustained changes in the market or changes in the mix of plan assets may lead to revisions in the assumed long-term rate of return on plan assets that may result in variability of pension cost. Differences between the actual return on plan assets and the expected long-term rate of return on plan assets are a component of unrecognized gains or losses, which may be amortized as a component of net actuarial gains and losses and recorded in accumulated other comprehensive income. As a result, the effect of changes in fair value on our pension cost may be experienced in results of operations in periods subsequent to those in which the fluctuations actually occur.

        Holding other assumptions constant, a hypothetical decrease of 100 basis points in the expected long-term rate of return on plan assets would result in an increase of $48 million in pension cost at January 1, 2008, compared to $42 million at October 31, 2006. A hypothetical increase of 100 basis points in the expected long-term rate of return on plan assets would result in a decrease in net periodic pension cost of $48 million at January 1, 2008, compared to $42 million at October 31, 2006.

CAPITAL RESOURCES AND LIQUIDITY

        Capital Resources consist of shareholders' equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes. The following table summarizes our capital resources at December 31.

(in millions)	2007	2006	2005
Common stock, retained income and other shareholders' equity items	$21,228	$20,855	$18,104
Accumulated other comprehensive income	623	991	2,082

Total shareholders' equity	21,851	21,846	20,186
Debt	5,640	4,662	5,300

Total capital resources	$27,491	$26,508	$25,486

Ratio of debt to shareholders' equity	25.8%	21.3%	26.3%
Ratio of debt to capital resources	20.5%	17.6%	20.8%

        Shareholders' equity increased in 2007, due to net income and a decline in the net underfunded status of the pension and other post-retirement benefit obligation, partially offset by share repurchases, decreases in unrealized net capital gains on investments and dividends paid to shareholders. Shareholders' equity increased in 2006, due to net income which was partially offset by share repurchases, dividends paid to shareholders, decreases in unrealized net capital gains on investments, and the recognition of the net funded status of pension and other post retirement benefit obligations recognized with the adoption of SFAS No. 158. For further information on SFAS No. 158, see Notes 2 and 16 of the consolidated financial statements.

        The decline in the net underfunded status of the pension and other post-retirement benefit obligation in 2007 is primarily related to favorable investment performance of the assets and an increase in the discount rate of the pension plans, and lower than assumed claims experience in the other post-retirement employee benefit plans. The favorable impact on shareholders' equity was $580 million for pension, and $185 million for other post employment benefits ("OPEB").

        Share repurchases Our $4.00 billion share repurchase program, which commenced in November 2006, is expected to be completed by March 31, 2008. As of December 31, 2007, this program had $240 million remaining. This program was increased from $3.00 billion in May 2007, reflecting the amount of proceeds received from our issuance of $1.00 billion of junior subordinated securities as described below. Share repurchases during 2007 included an accelerated stock repurchase agreement totaling $500 million. In February 2008, we announced a new $2.00 billion share repurchase program that will commence upon completion of our current $4 billion program during March 2008. The new program is expected to be completed by March 31, 2009.

        Since 1995, we have acquired 430 million shares of our common stock at a cost of $17.76 billion, primarily as part of various stock repurchase programs. We have reissued 94 million shares since 1995, primarily associated with our equity incentive plans, the 1999 acquisition of American Heritage Life Investment Corporation ("AHL") and the 2001 redemption of certain mandatorily redeemable preferred securities.

        The impact of our repurchase programs on total shares outstanding since 1995 has been a net reduction of 333 million shares or 37.2%.

        Debt increased in 2007 due to increases in long-term debt. Long-term debt increased due to the May 2007 issuance of $500 million of Series A 6.50% Fixed-to-Floating Rate Junior Subordinated Debentures with a final maturity date of 2067 and $500 million of Series B 6.125% Fixed-to-Floating Rate Junior Subordinated Debentures with a final maturity date of 2067 (together the "Debentures"), utilizing the registration statement filed with the Securities and Exchange Commission ("SEC") in May 2006. These securities will be treated in part as equity by Moody's and S&P in their assessment of the Company's credit rating. Series A will be considered 100% equity by S&P until 2037, and 75% equity by Moody's until 2017 and 50% equity until 2037. Series B will be considered 100% and 75% equity by S&P and Moody's, respectively, until 2017. For further information on the debt issuances, see Note 11 of the consolidated financial statements.

        Debt decreased in 2006, primarily due to net decreases in long-term debt and short-term debt as no commercial paper borrowings were outstanding. Long-term debt decreased due to the December 1, 2006 repayment of $550 million of 5.375% Senior Notes in accordance with their scheduled maturity. We also elected to redeem our $200 million of 7.83% junior subordinated debentures due in 2045, thereby triggering the redemption of 200,000 shares of the 7.83% mandatorily redeemable preferred securities of subsidiary trust ("trust preferred securities") originally issued by Allstate Financing II, an unconsolidated variable interest entity ("VIE"). The debentures and trust preferred securities were redeemed at a price of 103.915% plus accrued and unpaid interest. In 2006, we also purchased a headquarters office building previously owned by a consolidated synthetic lease VIE for $78 million, further reducing long-term debt.

        The 2006 redemptions were made from available sources of liquidity including the issuance in March 2006 of $650 million of 5.95% Senior Notes due 2036, utilizing the registration statement filed with the SEC in August 2003.

        At December 31, 2007 and 2006, there were no outstanding commercial paper borrowings.

        Financial Ratings and Strength    The following table summarizes our debt, commercial paper and insurance financial strength ratings at December 31, 2007.

	Moody's	Standard & Poor's	A.M. Best
The Allstate Corporation (senior long-term debt)	A1	A+	a
The Allstate Corporation (commercial paper)	P-1	A-1	AMB-1
AIC (insurance financial strength)	Aa2	AA	A+
ALIC (insurance financial strength)	Aa2	AA	A+

        Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage. There were no changes to the ratings listed above during 2007.

        AIC entered into a capital support agreement with ALIC effective December 14, 2007. AIC also entered into an intercompany liquidity agreement with ALIC effective January 1, 2008. Under the capital support agreement, AIC is committed to provide capital to ALIC to allow for profitable growth while maintaining financial strength ratings at or above those of its parent, AIC. The intercompany liquidity agreement establishes a mechanism under which short-term advances of funds may be made between AIC and ALIC for liquidity and other general corporate purposes. The maximum amount of potential funding under each of these agreements is $1.0 billion.

        During 2006, ALIC issued an intercompany note in the amount of $500 million payable to its parent, AIC, which was repaid in the first quarter of 2007. ALIC used the funds to accelerate purchases of investments based on its outlook of the availability of acceptable investments in the beginning of 2007. The impacts of these loans are eliminated in consolidation.

        We have distinct groups of subsidiaries licensed to sell property and casualty insurance in New Jersey and Florida that maintain separate group ratings. The ratings of these groups are influenced by the risks that relate specifically to each group. Many mortgage companies require property owners to have insurance from an insurance carrier with a secure financial strength rating from an accredited rating agency. Allstate New Jersey Insurance Company and Encompass Insurance Company of New Jersey, which write auto and homeowners insurance, are rated A- by A.M. Best. Allstate New Jersey Insurance Company also has a Demotech rating of A". Allstate Floridian, which writes primarily property insurance, has an A.M. Best rating of B+ with a negative outlook. This rating is in part dependent upon the catastrophe exposure reduction provided by our catastrophe reinsurance program in Florida. We expect to place this program for the 2008 hurricane season later this year. AFIC and its subsidiary, Allstate Floridian Indemnity Company, also have Demotech financial stability ratings of A'. Encompass Floridian Insurance Company and Encompass Floridian Indemnity Company, both subsidiaries of AFIC, have Demotech financial stability ratings of A'.

        Allstate's domestic property-liability and life insurance subsidiaries prepare their statutory basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings. As of December 31, 2007, AIC's statutory surplus is approximately $18.0 billion compared to $19.1 billion at December 31, 2006.

        The ratio of net premiums written to statutory surplus is a common measure of operating leverage used in the property-casualty insurance industry and serves as an indicator of a company's premium growth capacity. Ratios in excess of 3 to 1 are typically considered outside the usual range by insurance regulators and rating agencies. AIC's premium to surplus ratio was 1.5x on December 31, 2007 compared to 1.4x in the prior year.

        State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC for property-liability companies takes into account asset and credit risks but places more emphasis on underwriting factors for reserving and pricing. The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks. At December 31, 2007, the RBC for each of our domestic insurance companies was above levels that would require regulatory actions.

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

        Liquidity Sources and Uses    Our potential sources of funds principally include activities shown in the following table.

	Property- Liability	Allstate Financial	Corporate and Other
Receipt of insurance premiums	X	X
Allstate Financial contractholder fund deposits		X
Reinsurance recoveries	X	X
Receipts of principal, interest and dividends on investments	X	X	X
Sales of investments	X	X	X
Funds from investment repurchase agreements, securities lending, dollar roll, commercial paper and lines of credit agreements	X	X	X
Inter-company loans	X	X	X
Capital contributions from parent	X	X
Dividends from subsidiaries	X		X
Tax refunds/settlements			X
Funds from periodic issuance of additional securities			X
Funds from the settlement of our benefit plans			X

        Our potential uses of funds principally include activities shown in the following table.

	Property- Liability	Allstate Financial	Corporate and Other
Payment of claims and related expenses	X
Payment of contract benefits, maturities, surrenders and withdrawals		X
Reinsurance cessions and payments	X	X
Operating costs and expenses	X	X	X
Purchase of investments	X	X	X
Repayment of investment repurchase agreements, securities lending, dollar roll, commercial paper and lines of credit agreements	X	X	X
Payment or repayment of inter-company loans	X	X	X
Capital contributions to subsidiaries	X		X
Dividends to shareholders/parent company	X	X	X
Tax payments/settlements	X	X
Share repurchases			X
Debt service expenses and repayment	X	X	X
Settlement payments of employee and agent benefit plans	X	X	X

        The following table summarizes consolidated cash flow activities by business segment.

	Property-Liability(1)			Allstate Financial(1)			Corporate and Other(1)			Consolidated
(in millions)	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
Net cash provided by (used in):
Operating activities	$2,421	$2,454	$2,872	$2,930	$2,589	$2,502	$82	$12	$231	$5,433	$5,055	$5,605
Investing activities	1,255	(1,257)	421	266	(2,074)	(4,854)	(1,636)	1,412	(718)	(115)	(1,919)	(5,151)
Financing activities	66	(344)	370	(1,997)	(152)	2,498	(3,408)	(2,510)	(3,423)	(5,339)	(3,006)	(555)

Net (decrease) increase in consolidated cash										$(21)	$130	$(101)

(1)
Business unit cash flows reflect the elimination of intersegment dividends and borrowings.

        Property-Liability      Cash provided by operating activities for Property-Liability in 2007 was comparable to 2006. Lower cash provided by operating activities for Property-Liability in 2006, compared to 2005, was primarily due to higher claim payments related to the prior year hurricanes, partially offset by increased premiums.

        Cash flows provided by investing activities increased in 2007, compared to 2006, primarily due to increased sales of equity securities. Cash flows used in investing activities increased in 2006, compared to 2005, primarily due to higher investment purchases, partially offset by proceeds from sales of securities.

        Cash flows were provided by financing activities in 2007 compared to being used in the financing activities in 2006, primarily due to the repayment of short-term debt in 2006. Cash flows used in financing activities increased in 2006, compared to 2005, primarily due to the repayment of short-term debt.

        Cash flows were impacted by dividends paid by AIC to its parent, The Allstate Corporation, totaling $4.92 billion, $1.01 billion and $3.86 billion in 2007, 2006 and 2005, respectively. During 2008, AIC will have the capacity to pay a total of $4.96 billion in dividends without obtaining prior approval from the Illinois Department of Insurance. For a description of limitations on the payment of these dividends, see Note 15 of the consolidated financial statements.

        Allstate Financial      Higher operating cash flows for Allstate Financial in 2007, compared to 2006, primarily related to lower operating expenses and tax payments, an increase in investment income, partially offset by increased policy and contract benefit payments and the absence in 2007 of contract charges on the reinsured variable annuity business. Higher operating cash flows for Allstate Financial in 2006, compared to 2005, primarily related to higher investment income.

        Cash flows from investing activities increased in 2007, compared to 2006, primarily due to increased cash provided by operating activities, partially offset by increased cash used in financing activities. Cash flows used in investing activities decreased in 2006 primarily due to decreased net cash provided by financing activities, partially offset by the investment of higher operating cash flows. Cash flows used in investing activities in 2006 also include the settlements related to the disposition through reinsurance of substantially all our variable annuity business.

        Cash flows used in financing activities increased in 2007, compared to 2006, primarily due to lower contractholder fund deposits. Cash used in financing activities increased in 2006 as a result of lower contractholder fund deposits and higher surrenders and partial withdrawals. For quantification of the changes in contractholder funds, see the Allstate Financial Segment section of the MD&A.

        Financing cash flows were impacted by dividends paid by Allstate Financial totaling $742 million, $725 million and $290 million in 2007, 2006 and 2005, respectively.

        A portion of the Allstate Financial product portfolio, including fixed annuity, interest-sensitive life insurance and certain funding agreements, is subject to surrender and withdrawal at the discretion of contractholders. The following table summarizes Allstate Financial's liabilities for these products by their contractual withdrawal provisions at December 31, 2007.

(in millions)	2007
Not subject to discretionary withdrawal	$11,909
Subject to discretionary withdrawal with adjustments:
Specified surrender charges(1)	25,928
Market value(2)	9,234
Subject to discretionary withdrawal without adjustments(3)	14,904

Total Contractholder funds(4)	$61,975

(1)
Includes $10.22 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
Approximately $8.26 billion of the contracts with market value adjusted surrenders have a 30-45 day period during which there is no surrender charge or market value adjustment including approximately $1.45 billion with a period commencing during 2008.

(3)
Includes $5.63 billion of extendible funding agreements backing medium-term notes outstanding with an initial maturity of 13 months from the effective date of the contract that require contractholders to elect a maturity extension each month for a period of 5 to 10 years, depending on the contract terms, up to the contractually specified final maturity date. The contractually specified final maturity dates begin in 2009 and are definitive unless the maturity dates are accelerated in accordance with the contractholders' election to not extend the maturity date, in which case the contracts mature 12 months thereafter. The contracts have an annual coupon step-up feature when extended. Based upon the elections made as of December 31, 2007, approximately $4.20 billion will mature during 2008. In addition, from January 1, 2008 through February 15, 2008, approximately $827 million elected to not extend the initial maturity date.

(4)
Includes approximately $1.12 billion of contractholder funds on variable annuities reinsured to Prudential effective June 1, 2006.

        To ensure we have the appropriate level of liquidity in this segment, we perform actuarial tests on the impact to cash flows of policy surrenders and other actions under various scenarios. Depending upon the years in which certain policy types were sold with specific surrender provisions, Allstate Financial's cash flow could vary due to higher surrender of policies exiting their surrender charge periods.

        Allstate Financial expects to meet the cash flow requirements of the non-extended funding agreements maturing in 2008 and 2009 primarily through a combination of cash received from new product deposits and contractual interest and principal receipts from our investment portfolio.

        Corporate and Other      Fluctuations in the Corporate and Other operating cash flows were primarily due to the timing of intercompany settlements. Investing activities primarily relate to investments in the portfolios of Kennett Capital Holdings, LLC ("Kennett Capital Holdings"). Financing cash flows of the Corporate and Other segment reflect actions such as fluctuations in short-term debt, repayment of debt, proceeds from the issuance of debt, dividends to shareholders of The Allstate Corporation and share repurchases; therefore, financing cash flows are affected when we increase or decrease the level of these activities. Higher cash used in investing activities in 2007, when compared to 2006, was the result of increased dividends from subsidiaries to the holding company. Higher cash used in financing activities in 2007, when compared to 2006, was the result of increased share repurchases.

        We have established external sources of short-term liquidity that include a commercial paper program, lines-of-credit, dollar rolls and repurchase agreements. In the aggregate, at December 31, 2007, these sources could provide over $3.96 billion of additional liquidity. For additional liquidity, we can also issue new insurance contracts, incur additional debt and sell assets from our investment portfolio. The liquidity of our investment portfolio varies by type of investment. For example, $17.34 billion of privately placed corporate obligations that represent 14.6% of the consolidated investment portfolio, and $10.83 billion of mortgage loans that represent 9.10% of the consolidated investment portfolio, generally are considered to be less liquid than many of our other types of investments, such as our U.S. government and agencies, municipal and public corporate fixed income security portfolios. The sources of liquidity for The Allstate Corporation include but are not limited to dividends from AIC and $2.77 billion of consolidated investments of Kennett Capital Holdings at December 31, 2007.

        We have access to additional borrowing to support liquidity as follows:

  •
  A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of December 31, 2007, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance fluctuates daily.

  •
  Our primary credit facility covers short-term liquidity requirements. Our $1.00 billion unsecured revolving credit facility, has an initial term of five years expiring in 2012 with two one year extensions that can be exercised in the first or second year of the facility upon approval of existing or replacement lenders providing more than two thirds of the commitments to lend. This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt. There were no borrowings under this line of credit during 2007. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

  •
  A universal shelf registration statement was filed with the SEC in May 2006. We can use it to issue an unspecified amount of debt securities, common stock (including 337 million shares of treasury stock as of December 31, 2007), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

        Our only financial covenant exists with respect to our credit facility and our synthetic lease VIE obligations. The covenant requires that we not exceed a 37.5% debt to capital resources ratio as defined in the agreements. This ratio at December 31, 2007 was 17.0%. For quantification of the synthetic lease VIE obligations, see Note 11 of the consolidated financial statements.

        We closely monitor and manage our liquidity through long- and short-term planning that is integrated throughout the corporation, the business segments and investments. Allstate Financial manages the duration of assets and related liabilities through its ALM organization, using a dynamic process that addresses liquidity from components of the investment portfolio, as appropriate, and is routinely subjected to stress testing. Allstate Protection's underwriting cash transactions comprise millions of small transactions that make it possible to statistically determine reasonable expectations of patterns of liquidity, which are subject to volatility from unpredictable catastrophe losses. Discontinued Lines and Coverages' liabilities are expected to be paid over many years and do not present a significant liquidity risk. Property-Liability monitors the duration of its assets and liabilities and maintains a portfolio of highly liquid fixed income and equity securities, including short-term investments, exchange-traded common stock, municipal bonds, corporate bonds, and U.S. government and government agency securities in order to address the variability of its cash flows. Allstate Financial and Property-Liability also have access to funds from our commercial paper program through the participation of AIC and ALIC, and Allstate Financial has access to funds from the AIC and ALIC intercompany liquidity agreement.

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

        Contractual Obligations and Commitments    Our contractual obligations as of December 31, 2007 and the payments due by period are shown in the following table.

(in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Liabilities for collateral and repurchase agreements(1)	$3,461	$3,461	$—	$—	$—
Contractholder funds(2)	78,449	14,828	24,173	10,263	29,185
Reserve for life-contingent contract benefits(2)	30,538	1,233	3,535	2,370	23,400
Long-term debt(3)	8,893	344	1,384	959	6,206
Capital lease obligations(3)	74	12	24	10	28
Operating leases(3)	770	208	278	152	132
Unconditional purchase obligations(3)	438	233	158	31	16
Defined benefit pension plans and other postretirement benefit plans(3)(4)	4,646	203	147	155	4,141
Reserve for property-liability insurance claims and claims expense(5)	18,865	8,139	6,061	2,130	2,535
Other liabilities and accrued expenses(6)(7)	4,220	4,056	113	18	33
Net unrecognized tax benefits(8)	76	76	—	—	—

Total Contractual Cash Obligations	$150,430	$32,793	$35,873	$16,088	$65,676

(1)
Liabilities for collateral and repurchase agreements are typically fully secured with cash. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business, including utilizing potential sources of liquidity as disclosed previously.

(2)
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life, fixed annuities, including immediate annuities without life contingencies, bank deposits and institutional products. The reserve for life-contingent contract benefits relates primarily to traditional life and immediate annuities with life contingencies. These amounts reflect the present value of estimated cash payments to be made to contractholders and policyholders. Certain of these contracts, such as immediate annuities without life contingencies and institutional products, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of a portion or all of the payments has been determined by the contract. Extendible funding agreements backing medium-term notes outstanding are reflected in the table above at the contractually specified first maturity dates or the maturity date accelerated in accordance with the contractholders' election to not extend the initial maturity date. Other contracts, such as interest-sensitive life, fixed deferred annuities, traditional life and immediate annuities with life contingencies and voluntary accident and health insurance, involve payment obligations where a portion or all of the amount and timing of future payments is uncertain. For these contracts and bank deposits, the Company is not currently making payments and will not make payments until (i) the occurrence of an insurable event such as death or illness or (ii) the occurrence of a payment triggering event such as the surrender of or partial withdrawal on a policy or deposit contract, which is outside of the control of the Company. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liabilities of $61.98 billion for contractholder funds and $13.21 billion for reserve for life-contingent contract benefits as included in the Consolidated Statements of Financial Position as of December 31, 2007. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(3)
Our payment obligations relating to long-term debt, capital lease obligations, operating leases, unconditional purchase obligations and pension and OPEB contributions are managed within the structure of our intermediate to long-term liquidity management program. Amount differs from the balance presented on the Consolidated Statements of Financial Position as of December 31, 2007 because the long-term debt amount above includes interest.

(4)
The pension plans' obligations in the next 12 months represent our planned contributions, and the remaining years' contributions are projected based on the average remaining service period using the current underfunded status of the plans. The OPEB plans' obligations are estimated based on the expected benefits to be paid. These liabilities are discounted with respect to interest, and as a result the sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount of $1.08 billion included in other liabilities and accrued expenses on the Consolidated Statements of Financial Position.

(5)
Reserve for property-liability insurance claims and claims expense are an estimate of amounts necessary to settle all outstanding claims, including claims that have been incurred but not reported as of the balance sheet date. We have estimated the timing of these payments based on our historical experience and our expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above, especially for IBNR claims. The ultimate cost of losses may vary materially from recorded amounts which are our best estimates. The reserve for property-liability insurance claims and claims expense includes loss reserves related to asbestos and environmental claims as of December 31, 2007, of $2.05 billion and $340 million, respectively.

(6)
Other liabilities primarily include accrued expenses and certain benefit obligations and claim payments and other checks outstanding. Certain of these long-term liabilities are discounted with respect to interest, as a result the sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount of $4.21 billion.

(7)
Balance sheet liabilities not included in the table above include unearned and advance premiums of $11.12 billion and deferred tax liabilities netted in the net deferred tax asset of $467 million. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis. In addition, other liabilities of $343 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

(8)
Net unrecognized tax benefits relates to Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). We believe it is reasonably possible that the FIN 48 liability balance will be reduced by $76 million within the next 12 months with the resolution of an outstanding issue resulting from the Internal Revenue Service examination of the 2003 and 2004 tax years. The resolution of this obligation may be for an amount less than what we have accrued.

        Our contractual commitments as of December 31, 2007 and the payments due by period are shown in the following table.

(in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Other Commitments—Conditional	$55	$50	$4	$—	$1
Other Commitments- Unconditional	2,312	321	1,235	668	88

Total Commitments	$2,367	$371	$1,239	$668	$89

        Contractual commitments represent investment commitments such as private placements, private equities and mortgage loans.

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

ENTERPRISE RISK MANAGEMENT

        Allstate has been working on enterprise risk management ("ERM") for six years, establishing processes and infrastructure to effectively manage risk within our tolerances while optimizing returns. We have a senior management advisory committee called the Enterprise Risk & Return Council ("ERRC") which is responsible for overseeing risks on an integrated basis across subsidiaries and various areas of responsibility within Allstate. Enterprise risk management is a disciplined, holistic, and interactive approach to risk that is conducted under an overall framework which:

  •
  Provides additional insight when setting strategy across the Allstate enterprise

  •
  Identifies potential events that could have a significant impact on Allstate

  •
  Manages risk and proactively optimizes our overall profile consistent with Allstate's risk appetite

  •
  Provides greater assurance of achieving Allstate's objectives

  •
  Allows Allstate to pursue a return commensurate with the risks taken

        Risk management is primarily executed within the business unit where the risk is undertaken. Effective risk management requires an infrastructure that includes appropriate governance policies, stochastic modeling software, tolerances and limits; consistent risk management practices, which include risk identification, evaluation, prioritization, treatment and monitoring; and effective communication and reporting. Managers in the various business units are responsible for managing, measuring, evaluating, and reporting risks as appropriate in their respective areas within the risk appetite of the overall enterprise. This would include items such as establishing risk oversight committees that develop and monitor appropriate tolerances and the measurement of exposure to any catastrophe; managing the impacts to invested assets and liabilities related to changes in interest rates and equity markets through value at risk, duration and convexity metrics; and evaluating risks related to credit exposures through a credit value at risk measurement.

        As appropriate, consistent enterprise-wide measurement standards and limits are applied to these key risks and are integrated into such processes as strategic and financial planning, capital management, and enterprise risk reporting. Business unit measures and practices are aligned with the overall enterprise standards.

        For the enterprise, we are utilizing an internally developed enterprise stochastic model as a significant component in our determination of an appropriate level of economic capital needed, given a defined tolerance for risk. The economic capital model accounts for the unique and specific nature and interaction of the risks inherent in our various businesses. Economic capital modeling capabilities enable us to more fully understand and optimize risk/reward tradeoffs across the portfolio of businesses and various risks. These capabilities allow us to view risk and return decisions holistically which may provide opportunities for enhanced returns to shareholders at similar or lower levels of risk than might be achieved if this modeling were to be only applied at the business unit level. Areas we are pursuing that may provide such opportunities include an enterprise strategic asset allocation in our investment portfolio, more emphasis on total return economics in addition to traditional net credit spreads, and the creation of investment subsidiaries to pursue opportunistic investments outside the invested assets typically utilized in our insurance operations. We have established an internal capital support agreement between certain legal entities to more fully capitalize on diversification benefits within the enterprise.

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

Item 8. Financial Statements and Supplementary Data

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
($ in millions, except per share data)	2007	2006	2005
Revenues
Property-liability insurance premiums (net of reinsurance ceded of $1,356, $1,113 and $586)	$27,233	$27,369	$27,039
Life and annuity premiums and contract charges (net of reinsurance ceded of $966, $815 and $696)	1,866	1,964	2,049
Net investment income	6,435	6,177	5,746
Realized capital gains and losses	1,235	286	549

	36,769	35,796	35,383

Costs and expenses
Property-liability insurance claims and claims expense (net of reinsurance recoveries of $370, $414 and $4,017)	17,667	16,017	21,175
Life and annuity contract benefits (net of reinsurance recoveries of $671, $573 and $585)	1,589	1,570	1,615
Interest credited to contractholder funds (net of reinsurance recoveries of $48, $40 and $3)	2,681	2,609	2,403
Amortization of deferred policy acquisition costs	4,704	4,757	4,721
Operating costs and expenses	3,103	3,033	2,997
Restructuring and related charges	29	182	41
Interest expense	333	357	330

	30,106	28,525	33,282

Loss on disposition of operations	(10)	(93)	(13)

Income from operations before income tax expense	6,653	7,178	2,088
Income tax expense	2,017	2,185	323

Net income	$4,636	$4,993	$1,765

Earnings per share:
Net income per share—Basic	$7.83	$7.89	$2.67

Net income per share—Diluted	$7.77	$7.84	$2.64

Weighted average shares—Basic	592.4	632.5	661.7

Weighted average shares—Diluted	596.7	637.2	667.3

Cash dividends declared per share	$1.52	$1.40	$1.28

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
($ in millions)	2007	2006	2005
Net income	$4,636	$4,993	$1,765
Other comprehensive loss, after-tax
Changes in:
Unrealized net capital gains and losses	(1,186)	(16)	(898)
Unrealized foreign currency translation adjustments	53	4	6
Minimum pension liability adjustment	—	(14)	359
Net funded status of pension and other postretirement benefit obligation	765	—	—

Other comprehensive loss, after-tax	(368)	(26)	(533)

Comprehensive income	$4,268	$4,967	$1,232

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
($ in millions, except par value data)	2007	2006
Assets
Investments
Fixed income securities, at fair value (amortized cost $93,495 and $94,753)	$94,451	$97,293
Equity securities, at fair value (cost $4,267 and $4,401)	5,257	6,152
Mortgage loans	10,830	9,467
Limited partnership interests	2,501	1,625
Short-term	3,058	2,430
Other	2,883	2,790

Total investments	118,980	119,757
Cash	422	443
Premium installment receivables, net	4,879	4,789
Deferred policy acquisition costs	5,768	5,332
Reinsurance recoverables, net	5,817	5,827
Accrued investment income	1,050	1,062
Deferred income taxes	467	224
Property and equipment, net	1,062	1,010
Goodwill	825	825
Other assets	2,209	2,111
Separate Accounts	14,929	16,174

Total assets	$156,408	$157,554

Liabilities
Reserve for property-liability insurance claims and claims expense	$18,865	$18,866
Reserve for life-contingent contract benefits	13,212	12,786
Contractholder funds	61,975	62,031
Unearned premiums	10,409	10,427
Claim payments outstanding	748	717
Other liabilities and accrued expenses	8,779	10,045
Short-term debt	—	12
Long-term debt	5,640	4,650
Separate Accounts	14,929	16,174

Total liabilities	134,557	135,708

Commitments and Contingent Liabilities (Notes 6, 7 and 13)
Shareholders' Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 563 million and 622 million shares outstanding	9	9
Additional capital paid-in	3,052	2,939
Retained income	32,796	29,070
Deferred ESOP expense	(55)	(72)
Treasury stock, at cost (337 million and 278 million shares)	(14,574)	(11,091)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	888	2,074
Unrealized foreign currency translation adjustments	79	26
Net funded status of pension and other postretirement benefit obligation	(344)	(1,109)

Total accumulated other comprehensive income	623	991

Total shareholders' equity	21,851	21,846

Total liabilities and shareholders' equity	$156,408	$157,554

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	December 31,
($ in millions, except per share data)	2007	2006	2005
Common stock	$9	$9	$9

Additional capital paid-in
Balance, beginning of year	2,939	2,798	2,635
Equity incentive plans activity	113	141	163

Balance, end of year	3,052	2,939	2,798

Retained income
Balance, beginning of year	29,070	24,962	24,043
Net income	4,636	4,993	1,765
Dividends ($1.52, $1.40 and $1.28 per share, respectively)	(901)	(885)	(846)
Cumulative effect of a change in accounting principle	(9)	—	—

Balance, end of year	32,796	29,070	24,962

Deferred ESOP expense
Balance, beginning of year	(72)	(90)	(107)
Payments	17	18	17

Balance, end of year	(55)	(72)	(90)

Treasury stock
Balance, beginning of year	(11,091)	(9,575)	(7,372)
Shares acquired	(3,604)	(1,770)	(2,484)
Shares reissued under equity incentive plans, net	121	254	281

Balance, end of year	(14,574)	(11,091)	(9,575)

Accumulated other comprehensive income
Balance, beginning of year	991	2,082	2,615
Change in unrealized net capital gains and losses	(1,186)	(16)	(898)
Change in unrealized foreign currency translation adjustments	53	4	6
Change in minimum pension liability adjustment	—	(14)	359
Change in net funded status of pension & other postretirement benefit obligation	765	—	—
Adjustment to initially apply SFAS No. 158	—	(1,065)	—

Balance, end of year	623	991	2,082

Total shareholders' equity	$21,851	$21,846	$20,186

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
($ in millions)	2007	2006	2005
Cash flows from operating activities
Net income	$4,636	$4,993	$1,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(257)	(188)	(67)
Realized capital gains and losses	(1,235)	(286)	(549)
Loss on disposition of operations	10	93	13
Interest credited to contractholder funds	2,681	2,609	2,403
Changes in:
Policy benefit and other insurance reserves	(192)	(3,236)	2,868
Unearned premiums	(74)	132	354
Deferred policy acquisition costs	(37)	(196)	(243)
Premium installment receivables, net	(62)	(49)	(15)
Reinsurance recoverables, net	(240)	828	(858)
Income taxes payable	(52)	486	(744)
Other operating assets and liabilities	255	(131)	678

Net cash provided by operating activities	5,433	5,055	5,605

Cash flows from investing activities
Proceeds from sales
Fixed income securities	23,462	23,651	21,697
Equity securities	9,127	3,659	4,627
Limited partnership interests	800	415	202
Investment collections
Fixed income securities	5,257	4,599	5,538
Mortgage loans	1,649	1,649	1,267
Investment purchases
Fixed income securities	(26,401)	(29,243)	(30,519)
Equity securities	(7,902)	(3,722)	(4,474)
Limited partnership interests	(1,375)	(1,042)	(421)
Mortgage loans	(2,936)	(2,331)	(2,171)
Change in short-term investments, net	(1,323)	1,332	(621)
Change in other investments, net	(202)	101	(18)
Acquisitions, net of cash received	—	—	(60)
Disposition of operations	3	(826)	(2)
Purchases of property and equipment, net	(274)	(161)	(196)

Net cash used in investing activities	(115)	(1,919)	(5,151)

Cash flows from financing activities
Change in short-term debt, net	(12)	(401)	370
Proceeds from issuance of long-term debt	987	644	789
Repayment of long-term debt	(9)	(851)	(1,205)
Contractholder fund deposits	8,632	10,066	12,004
Contractholder fund withdrawals	(10,599)	(10,208)	(9,444)
Dividends paid	(901)	(873)	(830)
Treasury stock purchases	(3,604)	(1,770)	(2,484)
Shares reissued under equity incentive plans, net	109	239	281
Excess tax benefits from share-based payment arrangements	29	52	—
Other	29	96	(36)

Net cash used in financing activities	(5,339)	(3,006)	(555)

Net (decrease) increase in cash	(21)	130	(101)
Cash at beginning of year	443	313	414

Cash at end of year	$422	$443	$313

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

        The Allstate Protection segment principally sells private passenger auto and homeowner's insurance, with earned premiums accounting for approximately 74% of Allstate's 2007 consolidated revenues. Allstate was the country's second largest insurer for both private passenger auto and homeowners insurance as of December 31, 2006. Allstate Protection, through several companies, is authorized to sell certain property-liability products in all 50 states, the District of Columbia and Puerto Rico. The Company is also authorized to sell certain insurance products in Canada. For 2007, the top geographic locations for premiums earned by the Allstate Protection segment were California, New York, Texas, Florida and Pennsylvania. No other jurisdiction accounted for more than 5% of premiums earned for Allstate Protection.

        Allstate has exposure to catastrophes, an inherent risk of the property-liability insurance business, which have contributed, and will continue to contribute, to material year-to-year fluctuations in the Company's results of operations and financial position (see Note 7). The level of catastrophic loss and weather-related losses (wind, hail, lightning and freeze losses) experienced in any year cannot be predicted and could be material to results of operations and financial position. The Company considers the greatest areas of potential catastrophe losses due to hurricanes to generally be major metropolitan centers along the eastern and gulf coasts of the United States. The Company considers the greatest areas of potential catastrophe losses due to earthquakes and fires following earthquakes to be major metropolitan areas near fault lines in the states of California, Oregon, Washington, South Carolina, Missouri, Kentucky and Tennessee. The Company also has exposure to asbestos and environmental claims and other discontinued lines exposures (see Note 13).

        The Allstate Financial segment sells life insurance, retirement and investment products and voluntary accident and health insurance products to individual and institutional customers. The principal individual products are fixed annuities; interest-sensitive, traditional and variable life insurance; and voluntary accident and health insurance. The principal institutional product is funding agreements backing medium-term notes issued to institutional and individual investors. Banking products and services are also offered to customers through the Allstate Bank.

        Allstate Financial, through several companies, is authorized to sell life insurance and retirement products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. For 2007, the top geographic locations for statutory premiums and annuity considerations for the Allstate Financial segment were Delaware, California, New York and Florida. No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations for Allstate Financial. Allstate Financial distributes its products to individuals through multiple distribution channels, including Allstate exclusive agencies, which include exclusive financial specialists, independent agents (including master brokerage agencies and workplace enrolling agents), and financial service firms, such as banks, broker-dealers and specialized structured settlement brokers. Allstate Bank products can also be obtained directly through the Internet and a toll-free number.

        The Company monitors economic and regulatory developments that have the potential to impact its business. The ability of banks to affiliate with insurers may have a material adverse effect on all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors. The Company currently benefits from agreements with financial services entities that market and distribute its products; change in control of these non-affiliated entities could negatively impact the Company's sales. Furthermore, federal and state laws and regulations affect the taxation of insurance companies and life insurance and annuity products. Congress and various state legislatures have considered proposals that, if enacted, could impose a greater tax burden on the Company or could have an adverse impact on the tax treatment of some insurance products offered by Allstate Financial, including favorable policyholder tax treatment currently applicable to life insurance and annuities. Legislation that reduced the federal income tax rates applicable to certain dividends and capital gains realized by individuals, or other proposals if adopted, that reduce the taxation or permit the establishment of certain products or investments that may compete with life insurance or annuities could have an adverse effect on the Company's financial position or Allstate Financial's ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

2.     Summary of Significant Accounting Policies

Investments

        Fixed income securities include bonds, asset-backed securities, mortgage-backed securities, commercial mortgage-backed securities and redeemable preferred stocks. Fixed income securities may be sold prior to their contractual maturity, are designated as available for sale and are carried at fair value. The fair value of fixed income securities is based upon observable market quotations, other market observable data or is derived from such quotations and market observable data. The fair value of privately placed fixed income securities is generally based on widely accepted pricing valuation models, which are developed internally. The valuation models use security specific information such as the credit rating of the issuer, industry sector of the issuer, maturity, estimated duration, call provisions, sinking fund requirements, coupon rate, quoted market prices of comparable securities and estimated liquidity premiums to determine security specific credit spreads. These spreads are then adjusted for illiquidity based on historical analysis and broker surveys. The difference between amortized cost and fair value, net of deferred income taxes, certain life and annuity deferred policy acquisition costs, certain deferred sales inducement costs, and certain reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income. Cash received from calls, principal payments and make-whole payments is reflected as a component of proceeds from sales and cash received from maturities and pay-downs is reflected as a component of investment collections within the Consolidated Statement of Cash Flows.

        Reported in fixed income securities are hybrid securities which have characteristics of fixed income securities and equity securities. Many of these securities have attributes most similar to those of fixed income securities such as a stated interest rate, a mandatory redemption date or a punitive interest rate step-up feature which, in most cases would compel the issuer to redeem the security at a specified call date. Hybrid securities are carried at fair value and amounted to $2.81 billion and $2.23 billion at December 31, 2007 and 2006, respectively.

        Equity securities include common and non-redeemable preferred stocks and real estate investment trust equity investments. Common and non-redeemable preferred stocks and real estate investment trust equity investments are classified as available for sale and are carried at fair value. The difference between cost and fair value, net of deferred income taxes, is reflected as a component of accumulated other comprehensive income.

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

        Investments in limited partnership interests, including certain interests in limited liability companies and funds, and where the Company's interest is so minor that it exercises virtually no influence over operating and financial policies are accounted for in accordance with the cost method of accounting; otherwise, investments in limited partnership interests are accounted for in accordance with the equity method of accounting.

        Short-term investments are carried at cost or amortized cost that approximates fair value. Other investments consist primarily of policy loans and bank loans. Bank loans are comprised primarily of senior secured corporate loans which are carried at amortized cost. Policy loans are carried at the respective unpaid principal balances.

        In connection with the Company's securities lending business activities, funds received in connection with securities repurchase agreements, cash collateral received from counterparties related to derivative transactions and securities purchased under agreements to resell are invested and classified as short-term investments or fixed income securities available for sale as applicable. For the Company's securities lending business activities and securities sold under agreements to repurchase, the Company records an offsetting liability in other liabilities and accrued expenses for the Company's obligation to return the collateral or funds received.

        Investment income consists primarily of interest and dividends, income from limited partnership interests and income from certain derivative transactions. Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date. Interest income for asset-backed securities, mortgage-backed securities and commercial mortgage-backed securities is determined considering estimated principal repayments obtained from widely accepted third party data sources and internal estimates. Interest income on certain beneficial interests in securitized financial assets is determined using the prospective yield method, based upon projections of expected future cash flows. For all other asset-backed securities, mortgage-backed securities and commercial mortgage-backed securities, the effective yield is recalculated on the retrospective basis. Income from investments in limited partnership interests accounted for on the cost basis is recognized upon receipt of amounts distributed by the partnerships as income. Income from investments in limited partnership interests accounted for utilizing the equity method of accounting is recognized based on the financial results of the entity and the Company's proportionate investment interest. Accrual of income is suspended for fixed income securities and mortgage loans that are in default or when receipt of interest payments is in doubt.

        Realized capital gains and losses include gains and losses on investment dispositions, write-downs in value due to other-than-temporary declines in fair value and periodic changes in the fair value and settlements of certain derivatives including hedge ineffectiveness. Dispositions include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. Realized capital gains and losses on investment dispositions are determined on a specific identification basis.

        The Company recognizes other-than-temporary impairment losses on fixed income securities, equity securities and short-term investments when the decline in fair value is deemed other-than-temporary (see Note 5).

Derivative and embedded derivative financial instruments

        Derivative financial instruments include swaps, futures (interest rate and commodity), options (including swaptions), interest rate caps and floors, warrants, certain forward contracts for purchases of to-be-announced ("TBA") mortgage securities, forward contracts to hedge foreign currency risk, certain investment risk transfer reinsurance agreements, forward sale commitments and certain bond forward purchase commitments, mortgage funding commitments and mortgage forward sale commitments. Derivatives that are required to be separated from the host instrument and accounted for as derivative financial instruments ("subject to bifurcation") are embedded in convertible and equity-indexed fixed income securities, equity-indexed life and annuity contracts, reinsured variable annuity contracts, and certain funding agreements (see Note 6).

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

        When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges. The hedged item may be either all or a specific portion of a recognized asset, liability or an unrecognized firm commitment attributable to a particular risk. At the inception of the hedge, the Company formally documents the hedging relationship and risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the methodology used to assess the effectiveness of the hedging instrument in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk. In the case of a cash flow hedge, this documentation includes the exposure to changes in the hedged item's or transaction's variability in cash flows attributable to the hedged risk. The Company does not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, the Company confirms that the hedging instrument continues to be highly effective in offsetting the hedged risk. Ineffectiveness in fair value hedges and cash flow hedges is reported in realized capital gains and losses. The hedge ineffectiveness reported in realized capital gains and losses amounted to losses of $13 million, $7 million and $7 million in 2007, 2006 and 2005, respectively.

        Fair value hedges      The Company designates certain of its interest rate and foreign currency swap contracts and certain investment risk transfer reinsurance agreements as fair value hedges when the hedging instrument is highly effective in offsetting the risk of changes in the fair value of the hedged item.

        For hedging instruments used in fair value hedges, when the hedged items are investment assets or a portion thereof, the change in the fair value of the derivatives is reported in net investment income, together with the change in the fair value of the hedged items. The change in the fair value of hedging instruments used in fair value hedges of contractholder funds liabilities or a portion thereof is reported in interest credited to contractholder funds, together with the change in the fair value of the hedged item. Accrued periodic settlements on swaps are reported together with the changes in fair value of the swaps in net investment income or interest credited to contractholder funds. The amortized cost for fixed income securities, the carrying value for mortgage loans or the carrying value of the hedged liability is adjusted for the change in the fair value of the hedged risk.

        Cash flow hedges      The Company designates certain of its foreign currency swap contracts and bond forward commitments as cash flow hedges when the hedging instrument is highly effective in offsetting the exposure of variations in cash flows for the hedged risk that could affect net income. The Company's cash flow exposure may be associated with an existing asset, liability or a forecasted transaction including the anticipated issuance of corporate debt. Anticipated transactions must be probable of occurrence and their significant terms and specific characteristics must be identified.

        For hedging instruments used in cash flow hedges, the changes in fair value of the derivatives are reported in accumulated other comprehensive income. Amounts are reclassified to net investment income, realized capital gains and losses or interest expense as the hedged or forecasted transaction affects net income. Accrued periodic settlements on derivatives used in cash flow hedges are reported in net investment income. The amount reported in accumulated other comprehensive income for a hedged transaction is limited to the lesser of the cumulative gain or loss on the derivative less the amount reclassified to net income; or the cumulative gain or loss on the derivative needed to offset the cumulative change in the expected future cash flows on the hedged transaction from inception of the hedge less the derivative gain or loss previously reclassified from accumulated other comprehensive income to net income. If the Company expects at any time that the loss reported in accumulated other comprehensive income would lead to a net loss on the combination of the hedging instrument and the hedged transaction which may not be recoverable, a loss is recognized immediately in realized capital gains and losses. If an impairment loss is recognized on an asset or an additional obligation is incurred on a liability involved in a hedge transaction, any offsetting gain in accumulated other comprehensive income is reclassified and reported together with the impairment loss or recognition of the obligation.

        Termination of hedge accounting      If, subsequent to entering into a hedge transaction, the derivative becomes ineffective (including if the hedged item is sold or otherwise extinguished, the occurrence of a hedged forecasted transaction is no longer probable, or the hedged asset becomes other- than-temporarily impaired), the Company may terminate the derivative position. The Company may also terminate derivative instruments or redesignate them as non-hedge as a result of other events or circumstances. If the derivative financial instrument is not terminated when a fair value hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a fair value hedge is no longer effective, is redesignated as non-hedge or when the derivative has been terminated, the fair value gain or loss on the hedged asset, liability or portion thereof which has already been recognized in income while the hedge was in place and used to adjust the amortized cost for fixed income securities, the carrying value for mortgage loans or the carrying amount for the liability, is amortized over the remaining life of the hedged asset, liability, or portion thereof, and reflected in net investment income, interest credited to contractholder funds or interest expense beginning in the period that hedge accounting is no longer applied. If the hedged item in a fair value hedge is an asset which has become other-than-temporarily impaired, or is a liability which an increase has been recognized for the obligation, the adjustment made to the amortized cost for fixed income securities, the carrying value for mortgage loans or the carrying amount for the liability is subject to the accounting policies applied to other-than-temporarily impaired assets.

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

        The Company replicates fixed income securities using a combination of a credit default swap and one or more highly rated fixed income securities to synthetically replicate the economic characteristics of one or more cash market securities. Fixed income securities are replicated when they are either unavailable in the cash market or are more economical to acquire in synthetic form.

        The Company enters into commodity-based investments through the use of excess return swaps whose return is tied to a commodity-based index. The Company also uses certain commodity futures to periodically rebalance its exposure under commodity-indexed excess return swaps as they are typically very liquid and highly correlated with the commodity-based index.

        Based upon the type of derivative instrument and strategy, the income statement effects of these derivatives are reported in a single line item with the results of the associated risk. Therefore, the derivatives' fair value gains and losses and accrued periodic settlements are recognized together in one of the following during the reporting period: net investment income, realized capital gains and losses, operating costs and expenses, life and annuity contract benefits or interest credited to contractholder funds. Cash flows from embedded derivatives requiring bifurcation and derivatives receiving hedge accounting are reported consistently with the host contracts and hedged risks respectively within the Consolidated Statement of Cash Flows. Cash flows from other derivatives are reported in cash flows from investing activities within the Consolidated Statement of Cash Flows.

Securities loaned and security repurchase and resale

        The Company's business activities include securities lending transactions, securities sold under agreements to repurchase ("repurchase agreements"), and securities purchased under agreements to resell ("resale agreements"), which are used primarily to generate net investment income. The proceeds received from repurchase agreements also provide a source of liquidity. For repurchase agreements and securities lending transactions used to generate net investment income, the proceeds received are reinvested in short-term investments or fixed income securities. These transactions are short-term in nature, usually 30 days or less.

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

Recognition of premium revenues and contract charges, and related benefits and interest credited

        Property-liability premiums are deferred and earned on a pro-rata basis over the terms of the policies. The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums. Premium installment receivables, net, represent premiums written and not yet collected, net of an allowance for uncollectible premiums. The Company regularly evaluates premium installment receivables and adjusts its valuation allowances as appropriate. The valuation allowance for uncollectible premium installment receivables was $68 million and $56 million at December 31, 2007 and 2006, respectively.

        Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Premiums from these products are recognized as revenue when due from policyholders. Benefits are reflected in life and annuity contract benefits and recognized in relation to premiums so that profits are recognized over the life of the policy.

        Immediate annuities with life contingencies, including certain structured settlement annuities, provide insurance protection over a period that extends beyond the period during which premiums are collected. Premiums from these products are recognized as revenue when received at the inception of the contract. Benefits and expenses are recognized in relation to premiums so that profits are recognized over the life of the contract.

        Interest-sensitive life contracts, such as universal life, single premium life and equity-indexed life are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and contract charges assessed against the contractholder account balance. Premiums from these contracts are reported as contractholder fund deposits. Contract charges consist of fees assessed against the contractholder account balance for the cost of insurance (mortality risk), contract administration and early surrender. These contract charges are recognized as revenue when assessed against the contractholder account balance. Life and annuity contract benefits include life-contingent benefit payments in excess of the contractholder account balance.

        Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed annuities, including market value adjusted annuities, equity-indexed annuities and immediate annuities without life contingencies, and funding agreements (primarily backing medium-term notes) are considered investment contracts. Consideration received for such contracts is reported as contractholder fund deposits. Contract charges for investment contracts consist of fees assessed against the contractholder account balance for maintenance, administration and surrender of the contract prior to contractually specified dates, and are recognized when assessed against the contractholder account balance.

        Interest credited to contractholder funds represents interest accrued or paid on interest-sensitive life contracts and investment contracts. Crediting rates for certain fixed annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates. Crediting rates for indexed annuities, indexed life contracts and indexed funding agreements are generally based on a specified interest rate index, such as LIBOR, or an equity index, such as the S&P 500. Interest credited also includes amortization of deferred sales inducement ("DSI") expenses. DSI is amortized into interest credited using the same method used to amortize deferred policy acquisition costs ("DAC").

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

Deferred policy acquisition and sales inducement costs

        Costs that vary with and are primarily related to acquiring property-liability insurance, life insurance and investment contracts are deferred and recorded as DAC. These costs are principally agents' and brokers' remuneration, premium taxes, inspection costs, and certain underwriting and direct mail solicitation expenses. DSI costs, which are deferred and recorded as other assets, relate to sales inducements offered on sales to new customers, principally on annuities and primarily in the form of additional credits to the customer's account value or enhancements to interest credited for a specified period, which are in excess of the rates currently being credited to similar contracts without sales inducements. All other acquisition costs are expensed as incurred and included in operating costs and expenses on the Consolidated Statements of Operations. DAC associated with property-liability insurance is amortized to income as premiums are earned, typically over periods of six or twelve months, and is included in amortization of deferred policy acquisition costs on the Consolidated Statements of Operations. Future investment income is considered in determining the recoverability of DAC. Amortization of DAC associated with life insurance and investment contracts is described in more detail below. All life insurance and investment contract DAC is included in amortization of deferred policy acquisition costs on the Consolidated Statements of Operations. DSI is reported in other assets and amortized to income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds on the Consolidated Statements of Operations. DAC and DSI are periodically reviewed for recoverability and adjusted if necessary.

        For traditional life insurance, DAC is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Assumptions used in the amortization of DAC and reserve calculations are established at the time the policy is issued and are generally not revised during the life of the policy. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization period for these contracts approximates the estimated lives of the policies.

        For interest-sensitive life, annuities and other investment contracts, DAC and DSI are amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits ("AGP") and estimated future gross profits ("EGP") expected to be earned over the estimated lives of the contracts. The amortization is net of interest on the prior DAC balance and uses rates established at the inception of the contracts. Actual amortization periods generally range from 15-30 years; however, incorporating estimates of customer surrender rates, partial withdrawals and deaths generally results in the majority of the DAC being amortized over the surrender charge period. The rate of amortization during this term is matched to the pattern of total gross profits.

        AGP and EGP consists primarily of the following components: the excess of contract charges for the cost of insurance over mortality and other benefits; investment income and realized capital gains and losses over interest credited; and surrender and other contract charges over maintenance expenses. The principal assumptions for determining the amount of EGP are investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to policyholders, the effect of any hedges used, persistency, mortality and expenses.

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

        The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as DAC in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the lives of the contracts acquired. These costs are amortized as profits emerge over the lives of the acquired business and are periodically evaluated for recoverability. The present value of future profits was $99 million and $112 million at December 31, 2007 and 2006, respectively. Amortization expense on the present value of future profits was $12 million, $41 million and $16 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        Customers of the Company may exchange one insurance policy or investment contract for another offered by the Company, or make modifications to an existing investment, life or property-liability contract issued by the Company. These transactions are identified as internal replacements for accounting purposes. Internal replacement transactions that are determined to result in replacement contracts that are substantially unchanged from the replaced contract are accounted for as continuations of the replaced contracts. Unamortized DAC and DSI related to the replaced contract continue to be deferred and amortized in connection with the replacement contract. For interest-sensitive life insurance and investment contracts, the EGP of the replacement contract is treated as revisions to the EGP of the replaced contract in the determination of amortization of DAC and DSI. For traditional life and property-liability insurance policies, any changes to unamortized DAC and benefit reserves that result from the replacement contract are treated as prospective revisions. Any costs associated with the issuance of the replacement contract are characterized as maintenance costs and expensed as incurred.

        Internal replacement transactions that are determined to result in a substantial change to the replaced contracts are accounted for as an extinguishment of the replaced contracts, and any unamortized DAC and DSI related to the replaced contracts are eliminated with a corresponding charge to the Consolidated Statements of Operations.

Reinsurance

        In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance (see Note 9). The Company has also used reinsurance to effect the acquisition or disposition of certain blocks of business. The amounts reported in the Consolidated Statements of Financial Position as reinsurance recoverables include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities and contractholder funds that have not yet been paid. Reinsurance recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverables. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts or are earned ratably over the contract period to the extent coverage remains available. Reinsurance does not extinguish the Company's primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverables as appropriate.

Goodwill

        Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. The Company annually evaluates goodwill for impairment using a trading multiple analysis, which is a widely accepted valuation technique to estimate the fair value of its reporting units. The Company also reviews its goodwill for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value. Goodwill impairment evaluations indicated no impairment at December 31, 2007.

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

Accumulated depreciation on property and equipment was $1.94 billion and $1.79 billion at December 31, 2007 and 2006, respectively. Depreciation expense on property and equipment was $224 million, $235 million and $229 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company reviews its property and equipment for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Income taxes

        The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are unrealized capital gains and losses on certain investments, insurance reserves, unearned premiums, DAC and employee benefits. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized (see Note 14).

Reserves for property liability insurance claims and claims expense and life-contingent contract benefits

        The reserve for property-liability claims and claims expense is the estimate of amounts necessary to settle all reported and unreported claims for the ultimate cost of insured property-liability losses, based upon the facts of each case and the Company's experience with similar cases. Estimated amounts of salvage and subrogation are deducted from the reserve for claims and claims expense. The establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. Reserve estimates are regularly reviewed and updated, using the most current information available. Any resulting reestimates are reflected in current operations (see Note 7).

        The reserve for life-contingent contract benefits payable under insurance policies including traditional life insurance, life-contingent fixed annuities and voluntary health products, is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses (see Note 8). These assumptions, which for traditional life insurance, life-contingent fixed annuities and voluntary health products are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration. To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, the related increase in reserves for certain immediate annuities with life contingencies is recorded net of tax as a reduction of unrealized net capital gains included in accumulated other comprehensive income.

Contractholder funds

        Contractholder funds represent interest-bearing liabilities arising from the sale of products, such as interest-sensitive life, fixed annuities, bank deposits and funding agreements. Contractholder funds are comprised primarily of deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, mortality charges and administrative expenses (see Note 8). Contractholder funds also include reserves for secondary guarantees on interest-sensitive life insurance and certain fixed annuity contracts and reserves for certain guarantees on reinsured variable annuity contracts.

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

        Absent any contract provision wherein the Company provides a guarantee, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. Substantially all of the Company's variable annuity business was reinsured to Prudential in 2006.

Deferred Employee Stock Ownership Plan ("ESOP") expense

        Deferred ESOP expense represents the remaining unrecognized cost of shares acquired by the Allstate ESOP to pre-fund a portion of the Company's contribution to The Savings and Profit Sharing Plan of Allstate Employees (see Note 16).

Equity incentive plans

        The Company currently has equity incentive plans that permit the Company to grant nonqualified stock options, incentive stock options, restricted or unrestricted shares of the Company's stock and restricted stock units ("equity awards") to certain employees and directors of the Company (see Note 17). The Company recognizes the fair value of equity awards computed at the award date over the period in which the requisite service is rendered. The Company uses a binomial lattice model to determine the fair value of employee stock options.

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

Consolidation of variable interest entities ("VIEs")

        The Company consolidates VIEs when it is the primary beneficiary. A primary beneficiary is the variable interest that will absorb a majority of the expected losses or receive a majority of the entity's expected returns, or both (see Note 11).

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

        The computation of basic and diluted earnings per share for the years ended December 31, is presented in the following table.

($ in millions, except per share data)	2007	2006	2005
Numerator:
Net income	$4,636	$4,993	$1,765

Denominator:
Weighted average common shares outstanding	592.4	632.5	661.7
Effect of dilutive potential securities:
Stock options	2.6	3.4	5.1
Restricted stock units	1.7	1.3	0.5

Weighted average common and dilutive potential common shares outstanding	596.7	637.2	667.3

Earnings per share—Basic:	$7.83	$7.89	$2.67
Earnings per share—Diluted:	$7.77	$7.84	$2.64

        The effect of dilutive potential securities does not include the effect of options with an antidilutive effect on earnings per share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect. Options to purchase 8.9 million, 0.4 million and 0.5 million Allstate common shares, with exercise prices ranging from $52.23 to $65.38, $52.23 to $62.42 and $56.25 to $61.90, were outstanding at December 31, 2007, 2006, and 2005, respectively, but were not included in the computation of diluted earnings per share in those years.

Adopted accounting standards

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1")

        In October 2005, the American Institute of Certified Public Accountants ("AICPA") issued SOP 05-1. SOP 05-1 provides accounting guidance for DAC associated with internal replacements of insurance and investment contracts other than those set forth in Statement of Financial Accounting Standards ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs through the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a feature or coverage within an existing contract. The Company adopted the provisions of SOP 05-1 on January 1, 2007 for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption resulted in a $9 million after-tax reduction to retained income to reflect the impact on EGP from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral under SOP 05-1 and a reduction of DAC and DSI balances of $13 million pre-tax as of January 1, 2007.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 ("SFAS No. 155")

        In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, which permits the fair value remeasurement at the date of adoption of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under paragraph 12 or 13 of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"); clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain embedded derivatives requiring bifurcation; and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The Company adopted the provisions of SFAS No. 155 on January 1, 2007, which were effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of the first fiscal year beginning after September 15, 2006. The Company elected not to remeasure existing hybrid financial instruments that contained embedded derivatives requiring bifurcation at the date of adoption pursuant to paragraph 12 or 13 of SFAS No. 133. The adoption of SFAS No. 155 did not have a material effect on the results of operations or financial position of the Company.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 and FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 ("FIN 48")

        The FASB issued the interpretation in July 2006 and the staff position in May 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position's technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. On January 1, 2007, the Company adopted the provisions of FIN 48, which were effective for fiscal years beginning after December 15, 2006. No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48. Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company (see Note 14).

SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS No. 158")

        SFAS No. 158 required, as of December 31, 2006 for calendar year-end companies, recognition in the statements of financial position of the over or underfunded status of defined pension and other postretirement plans, measured as the difference between the fair value of plan assets and the projected benefit obligation ("PBO") for pension plans and the accumulated postretirement benefit obligation ("APBO") for other postretirement benefit plans. This effectively required the recognition of all previously unrecognized actuarial gains and losses and prior service costs as a component of accumulated other comprehensive income, net of tax, at the date of adoption. In addition, SFAS No. 158 required, on a prospective basis, that the actuarial gains and losses and prior service costs and credits that arise during any reporting period, but are not recognized as components of net periodic benefit cost, be recognized as a component of other comprehensive income and that disclosure in the notes to the financial statements include the anticipated impact on the net periodic benefit cost of the actuarial gains and losses and the prior service costs and credits previously deferred and recognized, net of tax, as a component of other comprehensive income. The Company adopted the funded status provisions of SFAS No. 158 as of

December 31, 2006. The impact on the Consolidated Statements of Financial Position of adopting SFAS No. 158, including the inter-related impact to the minimum pension liability, was a decrease in shareholders' equity of $1.11 billion. In addition to the impacts of reporting the funded status of pension and other postretirement benefit plans and the related additional disclosures, SFAS No. 158 also required reporting entities to conform plan measurement dates with their fiscal year-end reporting date. The effective date of the guidance relating to the measurement date of the plans is for years ending after December 15, 2008. The Company remeasured its plans as of January 1, 2008 to transition to a December 31 measurement date in 2008. As a result, the Company will record a decrease of $13 million, net of tax, to beginning retained earnings in 2008 representing the net periodic benefit cost for the period between October 31, 2007 and December 31, 2007 and a decrease of $80 million, net of tax, to beginning accumulated other comprehensive income in 2008 to reflect changes in the fair value of plan assets and the benefit obligations between October 31, 2007 and January 1, 2008, and for amortization of actuarial gains and losses and prior service cost between October 31, 2007 and December 31, 2007.

Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108")

        In September 2006, the SEC issued SAB 108 to eliminate the diversity of practice in the way misstatements are quantified for purposes of assessing their materiality in financial statements. SAB 108 was intended to eliminate the potential build up of improper amounts on the balance sheet due to the limitations of certain methods of assessing materiality previously utilized by some reporting entities. SAB 108 established a single quantification framework wherein the significance determination is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. On December 31, 2006, the Company adopted the provisions of SAB 108 which were effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have any effect on the results of operations or financial position of the Company.

FASB Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("FSP FAS 115-1")

        FSP FAS 115-1 nullified the guidance in paragraphs 10-18 of Emerging Issues Task Force Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and references existing other-than-temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent income recognition for impaired debt securities. The Company adopted FSP FAS 115-1 as of January 1, 2006 on a prospective basis. The effects of adoption did not have a material effect on the results of operations or financial position of the Company.

SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS No. 154")

        SFAS No. 154 replaced Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise not required. The Company adopted SFAS No. 154 on January 1, 2006. The adoption of SFAS No. 154 did not have any effect on the results of operations or financial position of the Company.

SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R")

        SFAS No. 123R revised SFAS No. 123 "Accounting for Stock-based Compensation" and superseded APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS No. 123R required all share-based payment transactions to be accounted for using a fair value based method to recognize the cost of awards over the period in which the requisite service is rendered. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective application method for adoption, and therefore the prior year results have not been restated. The adoption impacts of SFAS No. 123R, which included the recognition of compensation expense related to options with a four year vesting requirement that were granted in 2002 and not fully vested on January 1, 2006, were not material to the results of operations or financial position of the Company. The Company previously adopted the expense provisions of SFAS No. 123 for awards granted or modified subsequent to January 1, 2003, which also did not have a material effect on the results of operations or financial position of the Company.

FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards ("FSP FAS 123R-3")

        FSP FAS 123R-3 provided companies an option to elect an alternative calculation method for determining the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R. SFAS No. 123R requires companies to calculate the pool of excess tax benefits as the net excess tax benefits that would have qualified had the company adopted SFAS No. 123 for recognition purposes when first effective in 1995. FSP FAS 123R-3 provided an alternative calculation based on actual increases to additional paid-in capital related to tax benefits from share-based compensation subsequent to the effective date of SFAS No. 123, less the tax on the cumulative incremental compensation costs the company included in its pro forma net income disclosures as if the company had applied the fair-value method to all awards, less the share-based compensation costs included in net income as reported. In conjunction with its adoption of SFAS No. 123R on January 1, 2006, the Company elected the alternative transition method described in FSP FAS 123R-3. The effect of the transition calculation did not have a material effect on the results of operations or financial position of the Company.

FASB Staff Position Nos. FAS 106-1 and FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FSP FAS 106-1" and "FSP FAS 106-2")

        In May 2004, the FASB issued FSP FAS 106-2, which superseded FSP FAS 106-1, to provide guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act"). FSP FAS 106-2, which the Company adopted in the third quarter of 2004, required reporting entities that elected deferral under FSP FAS 106-1 and were able to determine if their plans are actuarially equivalent to recognize the impact of the Act no later than the first interim or annual reporting period beginning after June 15, 2004. In January 2005, the Center for Medicare and Medicaid Services issued the final regulations for the Act including the determination of actuarial equivalence. In the first quarter of 2005, the Company determined that its plans were actuarially equivalent and recognized the subsidy provided by the Act, which reduced the Company's APBO by $115 million for benefits attributable to past service. In addition, the estimated annual net periodic postretirement benefit cost for 2005 was reduced by $17 million, of which $8 million was amortization of the actuarial experience gain attributable to past service, $4 million was a reduction of current period service cost and $5 million was the reduction in interest cost on the APBO (see Note 16).

Pending accounting standards

SFAS No. 141(R), Business Combinations ("SFAS No. 141R")

        In December 2007, the FASB issued SFAS No. 141R which replaces SFAS No. 141, "Business Combinations" ("SFAS No. 141"). Among other things, SFAS No. 141R broadens the scope of SFAS No. 141 to include all transactions where an acquirer obtains control of one or more other businesses; retains the guidance to recognize intangible assets separately from goodwill; requires, with limited exceptions, that all assets acquired and liabilities assumed, including certain of those that arise from contractual contingencies, be measured at their acquisition date fair values; requires most acquisition and restructuring-related costs to be expensed as incurred; requires that step acquisitions, once control is acquired, to be recorded at the full amounts of the fair values of the identifiable assets, liabilities and the noncontrolling interest in the acquiree; and replaces the reduction of asset values and recognition of negative goodwill with a requirement to recognize a gain in earnings. The provisions of SFAS No. 141R are effective for fiscal years beginning after December 15, 2008 and are to be applied prospectively only. Early adoption is not permitted. The Company will apply the provisions of SFAS 141R as required when effective.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS No. 160")

        In December 2007, the FASB issued SFAS No. 160 which clarifies that a noncontrolling interest in a subsidiary is that portion of the subsidiary's equity that is attributable to owners of the subsidiary other than its parent or parent's affiliates. Noncontrolling interests are required to be reported as equity in the consolidated financial statements and as such net income will include amounts attributable to both the parent and the noncontrolling interest with disclosure of the amounts attributable to each on the face of the consolidated statement of operations. SFAS No. 160 requires that all changes in a parent's ownership interest in a subsidiary when control of the subsidiary is retained, be accounted for as equity transactions. In contrast, SFAS No. 160 requires a parent to recognize a gain or loss in net income when control over a subsidiary is relinquished and the subsidiary is deconsolidated, as well as provide certain associated expanded disclosures. SFAS No. 160 is effective as of the beginning of a reporting entity's first fiscal year beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 160 requires prospective application as of the beginning of the fiscal year in which the standard is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. The Company will apply the provisions of SFAS No. 160 as required on the effective date.

SEC Staff Accounting Bulletin No. 109, Written Loan Commitments That are Recorded At Fair Value Through Earnings ("SAB 109")

        In October 2007, the SEC issued SAB 109, a replacement of SAB 105, "Application of Accounting Principles to Loan Commitments". SAB 109 is applicable to both loan commitments accounted for under SFAS No. 133, and other loan commitments for which the issuer elects fair value accounting under SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SAB 109 states that the expected net future cash flows related to the servicing of a loan should be included in the fair value measurement of a loan commitment accounted for at fair value through earnings. The expected net future cash flows associated with loan servicing should be determined in accordance with the guidance in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as amended by SFAS No. 156, "Accounting for Servicing of Financial Assets". SAB 109 should be applied on a prospective basis to loan commitments accounted for under SFAS No. 133 that were issued or modified in fiscal quarters beginning after December 15, 2007. Earlier adoption is not permitted. The adoption of

SAB 109 is not expected to have a material impact on the Company's results of operations or financial position.

SFAS No. 157, Fair Value Measurements ("SFAS No. 157")

        In September 2006, the FASB issued SFAS No. 157, which redefines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Specifically, SFAS No. 157 establishes a three-level hierarchy for fair value measurements based upon the nature of the inputs to the valuation of an asset or liability. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. Additional disclosures and modifications to current fair value disclosures will be required upon adoption of SFAS No. 157. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157", which permits the deferral of the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company plans to utilize the deferral for non-financial assets and liabilities. The adoption of SFAS No. 157 is not expected to have a material effect on the Company's results of operations or financial position.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS No. 159")

        In February 2007, the FASB issued SFAS No. 159 which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and financial liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement alternatives for similar types of financial assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of the impacts of a reporting entity's decision to use fair value on its earnings and requires entities to display, on the face of the statement of financial position, the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. The Company does not expect to apply the fair value option to any existing financial assets or liabilities as of January 1, 2008. Consequently, the initial adoption of SFAS No. 159 is expected to have no impact on the Company's results of operations or financial position.

SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide, Investment Companies ("the Guide") and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies ("SOP 07-1")

        In June 2007, the AICPA issued SOP 07-1 which provides guidance for determining whether an entity falls within the scope of the Guide and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company. SOP 07-1 was to be effective for fiscal years beginning on or after December 15, 2007, however in February 2008, the FASB issued FASB Staff Position No. SOP 07-1-1, "Effective Date of AICPA Statement of Position 07-1", which amends SOP 07-1 to (1) delay indefinitely the effective date of the SOP and (2) prohibit adoption of the SOP for an entity that did not early adopt the SOP before December 15, 2007. The Company did not early adopt SOP 07-1. Consequently, the standard is expected to have no impact on the Company's results of operations or financial position.

FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 ("FSP FIN 39-1")

        In April 2007, the FASB issued FSP FIN 39-1, which amends FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts". FSP FIN 39-1 replaces the terms "conditional contracts" and "exchange contracts" with the term "derivative instruments" and requires a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The effects of applying FSP FIN 39-1, if any, are to be recorded as a change in accounting principle through retrospective application unless such application is determined to be impractical. The adoption of FSP FIN 39-1 is not expected to have a material impact on the Company's results of operations or financial position based on the current level of derivative activity.

3.     Dispositions

Variable Annuity Business

        On June 1, 2006, in accordance with the terms of the definitive Master Transaction Agreement and related agreements (collectively the "Agreement") the Company and its subsidiaries, ALIC and Allstate Life Insurance Company of New York ("ALNY"), completed the disposal through reinsurance of substantially all of Allstate Financial's variable annuity business to Prudential Financial, Inc. and its subsidiary, The Prudential Insurance Company of America (collectively "Prudential"). For Allstate, this disposal achieved the economic benefit of transferring to Prudential the future rights and obligations associated with this business.

        The disposal was effected through reinsurance agreements (the "Reinsurance Agreements") which include both coinsurance and modified coinsurance provisions. Coinsurance and modified coinsurance provisions are commonly used in the reinsurance of variable annuities because variable annuities generally include both separate account and general account liabilities. When contractholders make a variable annuity deposit, they must choose how to allocate their account balances between a selection of variable-return mutual funds that must be held in a separate account and fixed-return funds held in the Company's general account. In addition, variable annuity contracts include various benefit guarantees that are general account obligations of the Company. The Reinsurance Agreements do not extinguish the Company's primary liability under the variable annuity contracts.

        Variable annuity balances invested in variable-return mutual funds are held in separate accounts, which are legally segregated assets and available only to settle separate account contract obligations. Because the separate account assets must remain with the Company under insurance regulations, modified coinsurance is typically used when parties wish to transfer future economic benefits of such business. Under the modified coinsurance provisions, the separate account assets remain on the Company's Consolidated Statements of Financial Position, but the related results of operations are fully reinsured and presented net of reinsurance on the Consolidated Statements of Operations.

        The coinsurance provisions of the Reinsurance Agreements were used to transfer the future rights and obligations related to fixed-return fund options and benefit guarantees. $1.37 billion of assets supporting general account liabilities have been transferred to Prudential, net of consideration, under the coinsurance reinsurance provisions as of the transaction closing date. General account liabilities of $1.26 billion and $1.49 billion as of December 31, 2007 and 2006 respectively, however, remain on the Consolidated Statements of Financial Position with a corresponding reinsurance recoverable.

        For purposes of presentation in the Consolidated Statements of Cash Flows, the Company treated the reinsurance of substantially all the variable annuity business of ALIC and ALNY to Prudential as a disposition of operations, consistent with the substance of the transaction which was the disposition of a block of business accomplished through reinsurance. Accordingly, the net consideration transferred to Prudential of $744 million (computed as $1.37 billion of general account insurance liabilities transferred to Prudential on the closing date less consideration of $628 million), the cost of hedging the ceding commission received from Prudential of $69 million, pre-tax, and the costs of executing the transaction of $13 million, pre-tax, were classified as a disposition of operations in the cash flows from investing activities section of the Consolidated Statements of Cash Flows.

        Under the Agreement, the Company, ALIC and ALNY have indemnified Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of ALIC and ALNY and liabilities specifically excluded from the transaction) that ALIC and ALNY have agreed to retain. In addition, the Company, ALIC and ALNY will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of ALIC, ALNY and their agents, including in connection with ALIC's and ALNY's provision of transition services. The Reinsurance Agreements contain no limits or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees, in accordance with the provisions of SFAS No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts".

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

        Pursuant to the Agreement, the final market-adjusted consideration was $628 million. The disposal resulted in a gain of $83 million pre-tax for ALIC, which was deferred as a result of the disposition being executed through reinsurance. The deferred gain is included as a component of other liabilities and accrued expenses on the Consolidated Statements of Financial Position, and is amortized to gain (loss) on dispositions of operations on the Consolidated Statements of Operations over the life of the reinsured business which is estimated to be approximately 18 years. For ALNY, the transaction resulted in a loss of $9 million pre-tax. ALNY's reinsurance loss and other amounts related to the disposal of the business, including the initial costs and final market value settlements of the derivatives acquired by ALIC to economically hedge substantially all of the exposure related to market adjustments between the effective date of the Agreement and the closing of the transaction, transactional expenses incurred and amortization of ALIC's deferred reinsurance gain, were included as a component of gain (loss) on disposition of operations on the Consolidated Statements of Operations and amounted to $6 million and $(61) million, after-tax during 2007 and 2006, respectively. Gain (loss) on disposition of operations on the Consolidated Statements of Operations included amortization of ALIC's deferred gain, after-tax, of $5 million and $1 million for the years ended December 31, 2007 and 2006, respectively. DAC and DSI were reduced by $726 million and $70 million, respectively, as of the effective date of the transaction for balances related to the variable annuity business subject to the Reinsurance Agreements.

        The separate account balances related to the modified coinsurance reinsurance were $13.76 billion and $15.07 billion as of December 31, 2007 and 2006, respectively. Separate account balances totaling approximately $1.17 billion and $1.10 billion at December 31, 2007 and 2006, respectively, related primarily to the variable life business that is being retained by ALIC and ALNY, and the variable annuity business in three affiliated companies that were not included in the Agreement. In the five-months of 2006, prior to this disposition, ALIC's and ALNY's variable annuity business generated approximately $127 million in contract charges, and $278 million in 2005.

4.     Supplemental Cash Flow Information

        Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities, totaled $126 million, $105 million and $95 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        Liabilities for collateral received in conjunction with the Company's securities lending and other business activities and for funds received from the Company's security repurchase business activities were $3.46 billion, $4.14 billion and $4.10 billion at December 31, 2007, 2006 and 2005, respectively, and are reported in other liabilities and accrued expenses in the Consolidated Statements of Financial Position. The accompanying cash flows are included in cash flows from operating activities in the Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the years ended December 31 are as follows:

($ in millions)	2007	2006	2005
Net change in proceeds managed
Net change in fixed income securities	$(199)	$48	$(692)
Net change in short-term investments	879	(88)	1,444

Operating cash flow provided (used)	680	(40)	752
Net change in cash	3	(2)	—

Net change in proceeds managed	$683	$(42)	$752

Net change in liabilities
Liabilities for collateral and security repurchase, beginning of year	$(4,144)	$(4,102)	$(4,854)
Liabilities for collateral and security repurchase, end of year	(3,461)	(4,144)	(4,102)

Operating cash flow (used) provided	$(683)	$42	$(752)

5.     Investments

Fair values

        The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

		Gross unrealized
	Amortized cost
($ in millions)		Gains	Losses	Fair value
At December 31, 2007
U.S. government and agencies	$3,503	$918	$—	$4,421
Municipal	24,587	816	(96)	25,307
Corporate	38,377	852	(762)	38,467
Foreign government	2,542	397	(3)	2,936
Mortgage-backed securities	7,002	57	(100)	6,959
Commercial mortgage-backed securities	7,925	79	(387)	7,617
Asset-backed securities	9,495	30	(846)	8,679
Redeemable preferred stock	64	2	(1)	65

Total fixed income securities	$93,495	$3,151	$(2,195)	$94,451

At December 31, 2006
U.S. government and agencies	$3,284	$758	$(9)	$4,033
Municipal	24,665	1,003	(60)	25,608
Corporate	39,247	923	(372)	39,798
Foreign government	2,489	333	(4)	2,818
Mortgage-backed securities	7,962	41	(87)	7,916
Commercial mortgage-backed securities	7,834	67	(64)	7,837
Asset-backed securities	9,202	40	(31)	9,211
Redeemable preferred stock	70	2	—	72

Total fixed income securities	$94,753	$3,167	$(627)	$97,293

Scheduled maturities

        The scheduled maturities for fixed income securities are as follows at December 31, 2007:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$2,627	$2,633
Due after one year through five years	16,288	16,542
Due after five years through ten years	18,694	19,260
Due after ten years	39,389	40,378

	76,998	78,813
Mortgage- and asset-backed securities	16,497	15,638

Total	$93,495	$94,451

        Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage- and asset-backed securities, they are not categorized by contractual maturity. The commercial mortgage-backed securities are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

        Net investment income for the years ended December 31 is as follows:

($ in millions)	2007	2006	2005
Fixed income securities	$5,459	$5,329	$5,112
Equity securities	114	117	109
Mortgage loans	600	545	503
Limited partnership interests	293	187	140
Other	412	404	193

Investment income, before expense	6,878	6,582	6,057
Investment expense	(443)	(405)	(311)

Net investment income	$6,435	$6,177	$5,746

Realized capital gains and losses, after-tax

        Realized capital gains and losses by security type for the years ended December 31 are as follows:

($ in millions)	2007	2006	2005
Fixed income securities	$(126)	$(87)	$200
Equity securities	1,086	360	349
Limited partnership interests	225	11	(18)
Derivatives	62	(46)	(15)
Other investments	(12)	48	33

Realized capital gains and losses, pre-tax	1,235	286	549
Income tax expense	(437)	(100)	(189)

Realized capital gains and losses, after-tax	$798	$186	$360

        Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

($ in millions)	2007	2006	2005
Write-downs	$(163)	$(47)	$(55)
Dispositions(1)	1,336	379	619
Valuation of derivative instruments	(77)	26	(95)
Settlement of derivative instruments	139	(72)	80

Realized capital gains and losses, pre-tax	1,235	286	549
Income tax expense	(437)	(100)	(189)

Realized capital gains and losses, after-tax	$798	$186	$360

(1)
Dispositions include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. The Company recognized losses of $147 million, $112 million and $208 million in 2007, 2006 and 2005, respectively, due to changes in intent to hold impaired securities.

        Gross gains of $261 million, $272 million and $501 million and gross losses of $286 million, $314 million and $189 million were realized on sales of fixed income securities during 2007, 2006 and 2005, respectively.

Unrealized net capital gains and losses

        Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

		Gross unrealized
				Unrealized net gains (losses)
($ in millions)	Fair value	Gains	Losses
At December 31, 2007
Fixed income securities	$94,451	$3,151	$(2,195)	$956
Equity securities	5,257	1,096	(106)	990
Derivative instruments(1)	(33)	4	(37)	(33)

Total				1,913
Amounts recognized for:(2)
Premium deficiency reserve				(1,059)
Deferred policy acquisition and sales inducement costs				512

Total				(547)
Deferred income taxes				(478)

Unrealized net capital gains and losses				$888

(1)
Included in the fair value of derivative securities are $(9) million classified as assets and $24 million classified as liabilities.

(2)
See Note 2 for Deferred policy acquisition and sales inducement costs and Reserves for property-liability insurance claims and claims expense and life-contingent contract benefits.

		Gross unrealized
				Unrealized net gains (losses)
($ in millions)	Fair value	Gains	Losses
At December 31, 2006
Fixed income securities	$97,293	$3,167	$(627)	$2,540
Equity securities	6,152	1,771	(20)	1,751
Derivative instruments(1)	(16)	7	(24)	(17)

Total				4,274
Amounts recognized for:(2)
Premium deficiency reserve				(1,129)
Deferred policy acquisition and sales inducement costs				45

Total				(1,084)
Deferred income taxes				(1,116)

Unrealized net capital gains and losses				$2,074

(1)
Included in the fair value of derivative securities are $(7) million classified as assets and $9 million classified as liabilities.

(2)
See Note 2 for Deferred policy acquisition and sales inducement costs and Reserves for property-liability insurance claims and claims expense and life-contingent contract benefits.

Change in unrealized net capital gains and losses

        The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

($ in millions)	2007	2006	2005
Fixed income securities	$(1,584)	$(748)	$(1,770)
Equity securities	(761)	460	(38)
Derivative instruments	(16)	(11)	11

Total	(2,361)	(299)	(1,797)
Amounts recognized for:
Premium deficiency reserve	70	213	(253)
Deferred policy acquisition and sales inducement costs	467	61	669

Total	537	274	416
Deferred income taxes	638	9	483

Decrease in unrealized net capital gains and losses	$(1,186)	$(16)	$(898)

Portfolio monitoring

        Inherent in the Company's evaluation of a particular security are assumptions and estimates about the financial condition of the issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other-than-temporary are: 1) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the recoverability of principal and interest; 3) the length of time and extent to which the fair value has been less than amortized cost for fixed income securities, or cost for equity securities; 4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect access to liquidity.

        The following table summarizes the gross unrealized losses and fair value of fixed income and equity securities by the length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months			12 months or more
$ in millions	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses	Total unrealized losses
At December 31, 2007
Fixed income securities
U.S. government and agencies	2	$3	$—	4	$11	$—	$—
Municipal	657	3,502	(81)	47	220	(15)	(96)
Corporate	1,061	11,968	(578)	351	4,231	(184)	(762)
Foreign government	23	183	(3)	4	12	—	(3)
Mortgage-backed securities	309	2,407	(75)	1,086	1,359	(25)	(100)
Commercial mortgage-backed securities	310	3,073	(346)	135	1,179	(41)	(387)
Asset-backed securities	522	5,905	(778)	119	1,090	(68)	(846)
Redeemable preferred stock	2	5	(1)	2	17	—	(1)

Total fixed income securities	2,886	27,046	(1,862)	1,748	8,119	(333)	(2,195)
Equity securities	503	968	(104)	16	19	(2)	(106)

Total fixed income & equity securities	3,389	$28,014	$(1,966)	1,764	$8,138	$(335)	$(2,301)

Investment grade fixed income securities	2,529	$24,813	$(1,670)	1,705	$7,772	$(299)	$(1,969)
Below investment grade fixed income securities	357	2,233	(192)	43	347	(34)	(226)

Total fixed income securities	2,886	$27,046	$(1,862)	1,748	$8,119	$(333)	$(2,195)

At December 31, 2006
Fixed income securities
U.S. government and agencies	17	$402	$(5)	26	$143	$(4)	$(9)
Municipal	503	2,319	(27)	248	1,048	(33)	(60)
Corporate	567	7,146	(95)	692	8,945	(277)	(372)
Foreign government	18	132	(1)	15	193	(3)	(4)
Mortgage-backed securities	740	1,689	(11)	1,571	3,174	(76)	(87)
Commercial mortgage-backed securities	131	1,637	(10)	230	2,363	(54)	(64)
Asset-backed securities	158	1,934	(9)	152	1,462	(22)	(31)
Redeemable preferred stock	2	12	—	—	—	—	—

Total fixed income securities	2,136	15,271	(158)	2,934	17,328	(469)	(627)
Equity securities	185	163	(13)	43	28	(7)	(20)

Total fixed income & equity securities	2,321	$15,434	$(171)	2,977	$17,356	$(476)	$(647)

Investment grade fixed income securities	2,017	$14,517	$(143)	2,867	$16,885	$(450)	$(593)
Below investment grade fixed income securities	119	754	(15)	67	443	(19)	(34)

Total fixed income securities	2,136	$15,271	$(158)	2,934	$17,328	$(469)	$(627)

        As of December 31, 2007, $1.60 billion of unrealized losses are related to securities with an unrealized loss position less than 20% of cost or amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $1.60 billion, $1.39 billion are related to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's or a rating of AAA, AA, A or BBB from Standard & Poor's ("S&P"), Fitch or Dominion, or aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available. Unrealized losses on investment grade securities are principally related to rising interest rates or changes in credit spreads since the securities were acquired.

        As of December 31, 2007, the remaining $698 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of cost or amortized cost. Of the $698 million, $80 million are related to below investment grade fixed income securities and $40 million are related to equity securities. Of these amounts, none of the equity securities or below investment grade fixed income securities had been in an unrealized loss position for a period of twelve or more consecutive months as of December 31, 2007. The Company expects eventual recovery of these securities. Every security was included in our portfolio monitoring process.

        The securities comprising the $698 million of unrealized losses were evaluated based on factors such as the financial condition and near-term and long-term prospects of the issuer and were determined to have adequate resources to fulfill contractual obligations, such as recent financings or bank loans, cash flows from operations, collateral or the position of a subsidiary with respect to its parent's bankruptcy.

        Unrealized losses on mortgage-backed, asset-backed and commercial mortgage-backed holdings were evaluated based on credit ratings, as well as the performance of the underlying collateral relative to the securities' positions in the securities' respective capital structure. The unrealized losses on municipal bonds and asset-backed securities that had credit enhancements from bond insurers were evaluated on the quality of the underlying security. These investments were determined to have adequate resources to fulfill contractual obligations.

        As of December 31, 2007, the Company had the intent and ability to hold the fixed income and equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited Partnership Impairment

        As of December 31, 2007 and 2006, equity-method limited partnership investments totaled $1.32 billion and $672 million, respectively. The Company recognizes a loss in value for equity-method investments when evidence demonstrates that it is other-than-temporarily impaired. Evidence of a loss in value that is other-than-temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. In 2007, the Company had write-downs of $18 million related to equity-method limited partnership interests. No write-downs were recognized in 2006.

        As of December 31, 2007 and 2006, the carrying value for cost-method limited partnership investments was $1.19 billion and $953 million, respectively, which primarily included limited partnership interests in fund investments. The fair value for cost-method investments is not readily determinable because the investments are private in nature and do not trade frequently. Therefore, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other recent adverse events since the last financial statement received that might affect the fair value of the investee's capital. Additionally, the Company uses a screening process to identify those investments whose net asset value is below established thresholds for certain periods of time, and investments that are performing below expectations for consideration for inclusion on its watch-list. In 2007 and 2006, the Company had write-downs of $6 million and $17 million, respectively, related to cost method investments that were other-than-temporarily impaired.

Mortgage loan impairment

        A mortgage loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

        The net carrying value of impaired loans at December 31, 2007 and 2006 was $2 million and $5 million, respectively. No valuation allowances were held at December 31, 2007 or 2006 because the fair value of the collateral was greater than the recorded investment in the loans, and no valuation allowances were charged to operations during the years 2007, 2006 or 2005.

        Interest income for impaired loans is recognized on an accrual basis if payments are expected to continue to be received; otherwise cash basis is used. The Company recognized interest income on impaired loans of $0.2 million, $0.4 million and $0.2 million during 2007, 2006 and 2005, respectively. The average balance of impaired loans was $3 million, $5 million and $6 million during 2007, 2006 and 2005, respectively.

Investment concentration for municipal bond and commercial mortgage portfolios

        The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company's portfolio. No other state represents more than 5% of the portfolio at December 31, 2007 or 2006.

(% of municipal bond portfolio carrying value)	2007	2006
California	12.3%	11.3%
Texas	11.4	10.3
Florida	5.0	5.0
New York	4.5	5.3
Illinois	4.5	5.8

        The Company's mortgage loans are collateralized by a variety of commercial real estate property types located throughout the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The following table shows the principal geographic distribution of commercial real estate represented in the Company's mortgage portfolio. No other state represented more than 5% of the portfolio at December 31, 2007 or 2006.

(% of commercial mortgage portfolio carrying value)	2007	2006
California	21.4%	18.0%
Illinois	9.2	10.4
Texas	7.8	7.7
Pennsylvania	6.0	6.4
New Jersey	5.7	4.4
New York	5.4	4.7

        The types of properties collateralizing the commercial mortgage loans at December 31 are as follows:

(% of commercial mortgage portfolio carrying value)	2007	2006
Office buildings	35.4%	34.8%
Retail	22.7	25.4
Warehouse	21.4	21.8
Apartment complex	15.9	15.3
Other	4.6	2.7

Total	100.0%	100.0%

        The contractual maturities of the commercial mortgage loan portfolio as of December 31, 2007 for loans that were not in foreclosure are as follows:

($ in millions)	Number of loans	Carrying value	Percent
2008	53	$446	4.1%
2009	108	1,222	11.3
2010	100	1,253	11.6
2011	108	1,457	13.5
2012	104	1,208	11.2
Thereafter	521	5,239	48.3

Total	994	$10,825	100.0%

        In 2007, $311 million of commercial mortgage loans were contractually due. Of these, 84% were paid as due, 15% were refinanced at prevailing market terms and 1% were extended for less than one year. None were foreclosed or are in the process of foreclosure, and none were in the process of refinancing or restructuring discussions.

        At December 31, 2007, the carrying value of participation in pools of residential mortgage loans outstanding was $5 million.

Concentration of Credit Risk

        At December 31, 2007, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of the Company's shareholders' equity.

Securities loaned and security repurchase and resale

        The Company's business activities include securities lending programs with third parties, mostly large brokerage firms. At December 31, 2007 and 2006, fixed income and equity securities with a carrying value of $3.29 billion and $3.45 billion, respectively, were on loan under these agreements. In return, the Company receives cash that it invests and includes in short-term investments and fixed income securities, with an offsetting liability recorded in other liabilities and accrued expenses to account for the Company's obligation to return the collateral. Interest income on collateral, net of fees, was $19 million, $10 million and $8 million, for the years ended December 31, 2007, 2006 and 2005, respectively.

        As part of its business activities, the Company sells securities under agreements to repurchase and programs to purchase securities under agreements to resell. At December 31, 2007, the Company had no securities that were subject to repurchase agreements. At December 31, 2006, the Company had $196 million of securities that were subject to repurchase agreements. Of these securities, none were subject to resale agreements. As part of these programs, the Company receives cash or securities that it invests or holds in short-term or fixed income securities. For repurchase agreements, an offsetting liability is recorded in other liabilities and accrued expenses to account for the Company's obligation to return these funds. Interest income recorded as a result of the program was $(10) million, $3 million and $21 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Other investment information

        Included in fixed income securities are below investment grade assets totaling $4.63 billion and $4.42 billion at December 31, 2007 and 2006, respectively.

        At December 31, 2007, fixed income securities with a carrying value of $265 million were on deposit with regulatory authorities as required by law.

        At December 31, 2007, the carrying value of fixed income securities that were non-income producing was $31 million. No other investments were non-income producing at December 31, 2007.

6.     Financial Instruments

        In the normal course of business, the Company invests in various financial assets, incurs various financial liabilities and enters into agreements involving derivative financial instruments and other off-balance-sheet financial instruments. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including DAC and DSI, property and equipment, net and reinsurance recoverables, net) and liabilities (including reserve for property-liability insurance claims and claims expense, reserve for life-contingent contract benefits, contractholder funds pertaining to interest-sensitive life contracts and deferred income taxes) are not included in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". Other assets and liabilities considered financial instruments such as premium installment receivables, accrued investment income, cash and claim payments outstanding are generally of a short-term nature, and as such their carrying values are deemed to approximate fair value.

Financial assets

	December 31, 2007		December 31, 2006
($ in millions)	Carrying value	Fair value	Carrying value	Fair value
Fixed income securities	$94,451	$94,451	$97,293	$97,293
Equity securities	5,257	5,257	6,152	6,152
Mortgage loans	10,830	10,726	9,467	9,536
Limited partnership interests	2,501	2,501	1,625	1,625
Short-term investments	3,058	3,058	2,430	2,430
Other investments	2,883	2,883	2,790	2,790
Reinsurance recoverable on investment contracts	1,430	1,407	1,660	1,621
Separate accounts	14,929	14,929	16,174	16,174

        The fair values of fixed income securities and equity securities are based upon observable market quotations, observable market data or are derived from such quotations and observable market data. The fair value of privately placed fixed income securities is generally based on widely accepted pricing valuation models, which are developed internally. Mortgage loans are valued based on discounted contractual cash flows. Discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar properties as collateral. Loans that exceed 100% loan-to-value are valued at the estimated fair value of the underlying collateral. Short-term investments are highly liquid investments with maturities of one year or less whose carrying values are deemed to approximate fair value. The carrying value of other investments is deemed to approximate fair value. The fair value of reinsurance recoverable on investment contracts is determined based on the fair value of the underlying annuity contract account liabilities, adjusted for credit risk. Separate accounts assets are carried in the Consolidated Statements of Financial Position at fair value based on observable market prices.

Financial liabilities

	December 31, 2007		December 31, 2006
($ in millions)	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$52,400	$51,048	$52,956	$51,191
Short-term debt	—	—	12	12
Long-term debt	5,640	5,464	4,650	4,744
Liability for collateral and repurchase agreements	3,461	3,461	4,144	4,144
Separate accounts	14,929	14,929	16,174	16,174

        Contractholder funds include interest-sensitive life insurance contracts and investment contracts. Interest-sensitive life insurance contracts are not considered financial instruments subject to fair value disclosure requirements. The fair value of investment contracts is based on the terms of the underlying contracts. Fixed annuities are valued at the account balance less surrender charges. Immediate annuities without life contingencies and funding agreements are valued at the present value of future benefits using current interest rates. The fair value of variable rate funding agreements approximates carrying value. Market value adjusted annuities' fair value is estimated to be the market adjusted surrender value. Equity-indexed annuity contracts' fair value approximates carrying value since the embedded equity options are carried at fair value in the consolidated financial statements.

        Short-term debt is valued at cost or amortized cost that approximates fair value due to its short-term nature. The fair value of long-term debt is based on market observable data or, in certain cases, is determined using discounted cash flow calculations based on current interest rates for instruments with comparable terms. The liability for collateral and repurchase agreements is valued at carrying value due to its short-term nature. Separate accounts liabilities are carried at the corresponding fair value of the underlying assets.

Derivative financial instruments

        The Company primarily uses derivatives for risk reduction and asset replication. In addition, the Company has derivatives embedded in financial instruments, which are required to be separated and accounted for as derivative instruments. With the exception of derivatives used for asset replication and embedded derivatives which are required to be separated, all of the Company's derivatives are evaluated for their ongoing effectiveness as either accounting or non-hedge derivative financial instruments on at least a quarterly basis (see Note 2). The Company does not use derivatives for trading purposes. Non-hedge accounting is used for "portfolio" level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements prescribed in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") to permit the application of SFAS

No. 133's hedge accounting model. The principal benefit of a "portfolio" level strategy is in its cost savings through its ability to use fewer derivatives with larger notional amounts.

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

        Property-Liability also uses futures to hedge the market risk related to deferred compensation liability contracts, equity index futures to lock-in equity gains and foreign currency swaps to hedge foreign currency risk.

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

        In the tables that follow:

        The notional amounts specified in the contracts are used to calculate the exchange of contractual payments under the agreements and are generally not representative of the potential for gain or loss on these agreements. However, the notional amounts specified in credit default swaps represent the maximum amount of potential loss, assuming no recoveries.

        Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive (pay) to terminate the derivative contracts at the reporting date. The fair value of exchange traded derivative contracts is based on observable market quotations in active markets, whereas the fair value of non-exchange traded derivative contracts is determined using widely accepted valuation models and other appropriate valuation methods. For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts. As of December 31, 2007, the Company pledged $55 million of securities in the form of margin deposits.

        Carrying value amounts include the fair value of the derivatives, including the embedded derivatives, and exclude the accrued periodic settlements which are short-term in nature and are reported in accrued investment income or other invested assets. The carrying value amounts for freestanding derivatives have been further adjusted for the effects, if any, of legally enforceable master netting agreements.

        The net impact to pre-tax income includes valuation and settlements of derivatives which are reported in net income as described in Note 2. For those derivatives which qualify for fair value hedge accounting, it also includes the changes in the fair value of the hedged risk, and therefore reflects any hedging ineffectiveness. For cash flow hedges, gains and losses amortized from accumulated other comprehensive income are included. For embedded derivatives in convertibles and equity-indexed notes subject to bifurcation, accretion income related to the host instrument is included.

        The following table categorizes the accounting hedge (fair value and cash flow) and non-hedge strategies employed by the Company. The notional amount, the fair value of the hedge and the impact on pre-tax income have been provided to illustrate the relative volume, the Company's exposure and the level of mark-to-market activity, respectively, for the derivative programs as of December 31.

	2007				2006
		Fair value				Fair value
($ in millions)									Net impact to pre-tax income
	Notional amount	Fair value hedge	Cash flow hedge	Non- hedge	Notional amount	Fair value hedge	Cash flow hedge	Non- hedge
									2007	2006	2005
Allstate Financial
Risk reduction
Interest rate exposure	$27,821	$(288)	$—	$(10)	$25,819	$24	$—	$43	$(41)	$(45)	$(161)
Macro hedging	541	—	—	2	3,425	—	—	1	(29)	16	(9)
Hedging of equity exposure in annuity contracts	6,226	—	—	106	4,722	—	—	125	(205)	103	20
Hedging interest rate and foreign currency risk inherent in funding agreements	1,955	402	—	—	1,948	366	—	—	(17)	13	77
Other	500	2	(32)	(6)	470	3	(17)	(4)	(8)	(75)	(10)
Asset replication	631	—	—	(23)	395	—	—	2	(19)	4	2
Embedded derivatives
Conversion options in fixed income securities	559	—	—	191	488	—	—	187	55	51	27
Equity indexed notes	800	—	—	422	625	—	—	305	60	49	19
Annuity contracts	6,846	—	—	(119)	6,122	—	—	(171)	193	(57)	(8)
Other	8	—	—	—	14	—	—	—	—	—	—

Total Allstate Financial	45,887	116	(32)	563	44,028	393	(17)	488	(11)	59	(43)
Property-Liability
Risk reduction
Portfolio duration management	1,587	—	—	(10)	750	—	—	1	(49)	(1)	26
Hedging deferred compensation	129	—	—	(1)	131	—	—	(1)	(3)	13	2
Hedging unrealized gains on equity securities	44	—	—	—	750	—	—	3	61	(16)	—
Interest rate exposure	21,500	—	—	22	—	—	—	—	(19)	—	—
Asset replication	547	—	—	(16)	77	—	—	—	1	2	—
Embedded derivatives
Conversion options in fixed income securities	857	—	—	271	901	—	—	349	47	76	40
Commodity derivatives for excess return	—	—	—	—	579	—	—	—	106	(111)	(8)
Other	670	—	—	2	332	—	—	1	10	(5)	(5)

Total Property-Liability	25,334	—	—	268	3,520	—	—	353	154	(42)	55
Corporate and Other
Risk reduction
Hedging interest rate exposure in debt	—	—	—	—	—	—	—	—	—	(13)	(5)
Other	1,000	—	—	1	—	—	—	—	—	—	—

Total Corporate and Other	1,000	—	—	1	—	—	—	—	—	(13)	(5)

Total	$72,221	$116	$(32)	$832	$47,548	$393	$(17)	$841	$143	$4	$7

        Derivative instruments are recorded at fair value and presented in the Consolidated Statements of Financial Position as of December 31, as follows:

	Carrying value
	Assets		(Liabilities)
($ in millions)	2007	2006	2007	2006
Fixed income securities	$884	$840	$—	$—
Other investments	460	673	—	—
Other assets	2	3	—	—
Contractholder funds	—	—	(119)	(171)
Other liabilities and accrued expenses	—	—	(311)	(128)

Total	$1,346	$1,516	$(430)	$(299)

        For cash flow hedges, unrealized net pre-tax losses included in accumulated other comprehensive income were $(33) million and $(17) million at December 31, 2007 and 2006, respectively. The net pre-tax changes in accumulated other comprehensive income due to cash flow hedges resulted from changes in fair value of $(26) million, $(11) million and $11 million in 2007, 2006 and 2005. Amortization to net income of accumulated other comprehensive income related to cash flow hedges is expected to be $(1) million in 2008.

        The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at December 31, 2007.

			Carrying value
	Notional amount	Fair value
($ in millions)			Assets	(Liabilities)
Interest rate contracts
Interest rate swap agreements	$36,386	$(275)	$(99)	$(176)
Financial futures contracts	2,297	(9)	1	(10)
Interest rate cap and floor agreements	13,760	5	5	—

Total interest rate contracts	52,443	(279)	(93)	(186)
Equity and index contracts
Options, financial futures and warrants	6,232	111	181	(70)
Foreign currency contracts
Foreign currency swap agreements	1,444	361	388	(27)
Foreign currency forwards and options	447	(4)	(4)	—

Total foreign currency contracts	1,891	357	384	(27)
Credit default swaps used for asset replication	1,178	(39)	(13)	(26)
Embedded derivative financial instruments
Guaranteed accumulation benefit	1,592	—	—	—
Guaranteed withdrawal benefit	1,216	—	—	—
Conversion options in fixed income securities	1,416	461	461	—
Equity-indexed call options in fixed income securities	800	422	422	— —
Equity-indexed and forward starting options in life and annuity product contracts	3,934	(123)	—	(123)
Other embedded derivative financial instruments	1,199	2	1	1

Total embedded derivative financial instruments	10,157	762	884	(122)
Other derivative financial instruments	320	4	3	1

Total derivative financial instruments	$72,221	$916	$1,346	$(430)

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

        The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements and obtaining collateral where appropriate. The Company uses master netting agreements for over-the-counter derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements. These agreements permit either party to net payments due for transactions covered by the agreements. Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of December 31, 2007, counterparties pledged $72 million in cash and $226 million in collateral to the Company, and the Company pledged $1 million in cash and $107 million in securities to counterparties. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives including futures and certain option contracts are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk associated with transactions executed on organized exchanges.

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

($ in millions)	2007				2006
Rating(1)	Number of counter- parties	Notional amount	Credit exposure(2)	Exposure, net of collateral(2)	Number of counter- parties	Notional amount	Credit exposure(2)	Exposure, net of collateral(2)
AAA	1	$228	$—	$—	1	$457	$10	$10
AA+	1	3,130	4	4	—	—	—	—
AA	7	26,795	78	21	5	8,681	139	33
AA-	4	9,711	11	1	7	8,116	202	21
A+	3	13,631	187	—	3	12,688	86	20
A	1	2	—	—	—	—	—	—

Total	17	$53,497	$280	$26	16	$29,942	$437	$84

(1)
Rating is the lower of S&P's or Moody's ratings.

(2)
Only over-the-counter derivatives with a net positive fair value are included for each counterparty.

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

Off-balance-sheet financial instruments and unconsolidated investment VIEs

        The contractual amounts and fair values of off-balance-sheet financial instruments at December 31 are as follows:

	2007		2006
($ in millions)	Contractual amount	Fair value	Contractual amount	Fair value
Commitments to invest in limited partnership interests	$2,206	$—	$1,427	$—
Commitments to invest—other	15	—	3	—
Private placement commitments	30	—	112	—
Commitments to extend mortgage loans	326	3	572	6

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

        The Company established two VIEs that are not consolidated because the Company is not the primary beneficiary. The VIEs hold investments on behalf of unrelated third party investors that are managed by Allstate Investment Management Company, a subsidiary of the Company. Their assets primarily consist of investment securities and cash, and the liabilities consist primarily of long-term debt. The Company's maximum loss exposure related to the VIEs is the current carrying value of its investment. Information on each VIE as of December 31, 2007 is listed in the following table.

($ in millions) Year established	Assets	Liabilities	Maximum Loss Exposure
2006	$401	$378	$13
2005	336	313	9

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

        Activity in the reserve for property-liability insurance claims and claims expense is summarized as follows:

($ in millions)	2007	2006	2005
Balance at January 1	$18,866	$22,117	$19,338
Less reinsurance recoverables	2,256	3,186	2,577

Net balance at January 1	16,610	18,931	16,761

Incurred claims and claims expense related to:
Current year	17,839	16,988	21,643
Prior years	(172)	(971)	(468)

Total incurred	17,667	16,017	21,175

Claims and claims expense paid related to:
Current year	10,933	10,386	12,340
Prior years	6,684	7,952	6,665

Total paid	17,617	18,338	19,005

Net balance at December 31	16,660	16,610	18,931
Plus reinsurance recoverables	2,205	2,256	3,186

Balance at December 31	$18,865	$18,866	$22,117

        Incurred claims and claims expense represents the sum of paid losses and reserve changes in the calendar year. This expense includes losses from catastrophes of $1.41 billion, $810 million and $5.67 billion in 2007, 2006 and 2005, respectively, net of reinsurance and other recoveries (see Note 9). In 2005, losses from catastrophes included $5.00 billion, net of recoveries, related to Hurricanes Katrina, Rita and Wilma. These estimates include net losses in personal lines auto and property policies and net losses on commercial policies. Included in 2006 and 2005 losses from catastrophes are accruals for assessments from Citizens Property Insurance Corporation in the state of Florida ("FL Citizens") and various other facilities (see Note 13).

        Catastrophes are an inherent risk of the property-liability insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company's results of operations and financial position.

        The Company calculates and records a single best reserve estimate for losses from catastrophes, in conformance with generally accepted actuarial principles. As a result, management believes that no other estimate is better than the recorded amount. Due to the uncertainties involved, including the factors described above, the ultimate cost of losses may vary materially from recorded amounts, which are based on management's best estimates. Accordingly, management believes that it is not practical to develop a meaningful range for any such changes in losses incurred.

        During 2007, incurred claims and claims expense related to prior years was primarily composed of net decreases in auto reserves of $311 million due to claim severity development that was better than expected, offset by increases in homeowners reserves of $115 million due to catastrophe loss reestimates, and increases in environmental reserves of $63 million. Incurred claims and claims expense includes unfavorable catastrophe loss reestimates of $127 million, net of reinsurance and other recoveries, primarily attributable to increased claim loss and expense reserves for 2005 catastrophe events.

        During 2006, incurred claims and claims expense related to prior years was primarily composed of net decreases in auto reserves of $737 million due to claim severity development that was better than expected, and late reported loss development that was better than expected due to lower frequency trends in recent years, decreases in homeowners reserves of $244 million due to catastrophe loss reestimates, claim severity development and late reported loss development that were better than expected, and decreases in other reserves of $122 million due to catastrophe loss reestimates and commercial lines loss development that was better than expected, offset by increases in asbestos reserves of $86 million. Claims and claims expense during 2006 includes favorable catastrophe loss reestimates of $223 million, net of reinsurance and other recoveries, including a $63 million reduction in the Company's accrual for an assessment from FL Citizens and $62 million due to recoupments of prior year assessments from FL Citizens and Citizens Property Insurance Corporation in Louisiana ("LA Citizens").

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

        For further discussion of assessments from FL Citizens and LA Citizens, and asbestos and environmental reserves, see Note 13.

8.     Reserves for Life-Contingent Contract Benefits and Contractholder Funds

        At December 31, the reserve for life-contingent contract benefits consists of the following:

($ in millions)	2007	2006
Immediate fixed annuities:
Structured settlement annuities	$7,094	$6,950
Other immediate fixed annuities	2,259	2,323
Traditional life insurance	2,593	2,424
Other	1,266	1,089

Total reserve for life-contingent contract benefits	$13,212	$12,786

        The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

Product	Mortality	Interest rate	Estimation method
Structured settlement annuities	U.S. population with projected calendar year improvements; mortality rates adjusted for each impaired life based on reduction in life expectancy and nature of impairment	Interest rate assumptions range from 4.1% to 11.7%	Present value of contractually specified future benefits
Other immediate fixed annuities	1983 group annuity mortality table 1983 individual annuity mortality table 1983-a annuity mortality table Annuity 2000 mortality table	Interest rate assumptions range from 1.9% to 11.5%	Present value of expected future benefits based on historical experience
Traditional life insurance	Actual company experience plus loading	Interest rate assumptions range from 4.0% to 11.3%	Net level premium reserve method using the Company's withdrawal experience rates
Other:
Variable annuity guaranteed minimum death benefits(1)	90% of 1994 group annuity mortality table with internal modifications	Interest rate assumptions range from 6.5% to 7.0%	Projected benefit ratio applied to cumulative assessments
Accident & health	Actual company experience plus loading		Unearned premium; additional contract reserves for traditional life insurance

(1)
In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with Prudential (see Note 3).

        To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve has been recorded for certain immediate annuities with life contingencies. A liability of $1.06 billion and $1.13 billion is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2007 and 2006, respectively. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

        At December 31, contractholder funds consist of the following:

($ in millions)	2007	2006
Interest-sensitive life insurance	$9,539	$9,050
Investment contracts:
Fixed annuities	38,135	39,316
Funding agreements backing medium-term notes	13,375	12,787
Other investment contracts	94	105
Allstate Bank deposits	832	773

Total contractholder funds	$61,975	$62,031

        The following table highlights the key contract provisions relating to contractholder funds:

Product	Interest rate	Withdrawal/Surrender charges
Interest-sensitive life insurance	Interest rates credited range from 2.0% to 6.0%	Either a percentage of account balance or dollar amount grading off generally over 20 years
Fixed annuities	Interest rates credited range from 1.3% to 11.5% for immediate annuities and 0% to 16% for other fixed annuities (which include equity-indexed annuities whose returns are indexed to the S&P 500)
Either a declining or a level percentage charge generally over nine years or less. Additionally, approximately 27.1% of fixed annuities are subject to market value adjustment for discretionary withdrawals.
Funding agreements backing medium-term notes	Interest rates credited range from 2.2% to 7.6% (excluding currency-swapped medium-term notes)	Not applicable
Other investment contracts:
Variable guaranteed minimum income benefit(1) and secondary guarantees on interest-sensitive life and fixed annuities	Interest rates used in establishing reserves range from 1.8% to 10.3%	Withdrawal and surrender charges are based on the terms of the related interest-sensitive life insurance or fixed annuity contract.
Guaranteed investment contracts	Interest rates credited range From 3.7% to 7.7%	Generally not subject to discretionary withdrawal
Allstate Bank	Interest rates credited range from 0% to 5.5%	A percentage of principal balance for time deposits withdrawn prior to maturity

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

        Contractholder funds activity for the years ended December 31 is as follows:

($ in millions)	2007	2006
Balance, beginning of year	$62,031	$60,040
Deposits	8,991	10,478
Interest credited	2,689	2,666
Benefits	(1,668)	(1,517)
Surrenders and partial withdrawals	(5,872)	(5,945)
Maturities of institutional products	(3,165)	(2,726)
Net transfers to separate accounts	13	(145)
Contract charges	(801)	(749)
Fair value hedge adjustments for institutional products	34	38
Other adjustments	(277)	(109)

Balance, end of year	$61,975	$62,031

        The Company offers various guarantees to variable annuity contractholders. Liabilities for variable contract guarantees related to death benefits are included in reserve for life-contingent contract benefits and the liabilities related to the income, withdrawal and accumulation benefits are included in contractholder funds in the Consolidated Statements of Financial Position. All liabilities for variable contract guarantees are reported on a gross basis on the balance sheet with a corresponding reinsurance recoverable asset for those contracts subject to reinsurance, including the Prudential Reinsurance Agreements as disclosed in Note 3.

        Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. The account balances of variable annuities contracts' separate accounts with guarantees included $13.32 billion and $14.64 billion of equity, fixed income and balanced mutual funds and $661 million and $674 million of money market mutual funds at December 31, 2007 and 2006, respectively.

        The table below presents information regarding the Company's variable annuity contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

	December 31,
($ in millions)	2007	2006
In the event of death
Separate account value	$13,939	$15,269
Net amount at risk(1)	$956	$1,068
Average attained age of contractholders	66 years	65 years
At annuitization (includes income benefit guarantees)
Separate account value	$3,394	$3,830
Net amount at risk(2)	$144	$64
Weighted average waiting period until annuitization options available	3 years	4 years
For cumulative periodic withdrawals
Separate account value	$1,218	$1,041
Net amount at risk(3)	$4	$—
Accumulation at specified dates
Separate account value	$1,587	$1,595
Net amount risk(4)	$—	$—
Weighted average waiting period until guarantee date	10 years	11 years

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

        The liability for death and income benefit guarantees is equal to a benefit ratio multiplied by the cumulative contract charges earned, plus accrued interest less contract benefit payments. The benefit ratio is calculated as the estimated present value of all expected contract benefits divided by the present value of all expected contract charges. The establishment of reserves for these guarantees requires the projection of future separate account fund performance, mortality, persistency and customer benefit utilization rates. These assumptions are periodically reviewed and updated. For guarantees related to death benefits, benefits represent the current guaranteed minimum death benefit payments in excess of the current account balance. For guarantees related to income benefits, benefits represent the present value of the minimum guaranteed annuitization benefits in excess of the current account balance.

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

        The following table summarizes the liabilities for guarantees:

($ in millions)	Liability for guarantees related to death benefits and interest-sensitive life products	Liability for guarantees related to income benefits	Liability for guarantees related to accumulation benefits	Total
Balance at December 31, 2005(1)	$97	$52	$(2)	$147
Less reinsurance recoverables	10	—	—	10

Net balance at December 31, 2005	87	52	(2)	137
Variable annuity business disposition related reinsurance recoverables	(75)	(23)	12	(86)
Incurred guaranteed benefits	23	(2)	(10)	11
Paid guarantee benefits	(17)	(2)	—	(19)

Net change	(69)	(27)	2	(94)
Net balance at December 31, 2006	18	25	—	43
Plus reinsurance recoverables	96	23	(8)	111

Balance, December 31, 2006(2)	$114	$48	$(8)	$154

Less reinsurance recoverables	96	23	(8)	111

Net balance at December 31, 2006	18	25	—	43
Incurred guaranteed benefits	7	(6)	—	1
Paid guarantee benefits	(1)	—	—	(1)

Net change	6	(6)	—	—
Net balance at December 31, 2007	24	19	—	43
Plus reinsurance recoverables	121	27	—	148

Balance, December 31, 2007(3)	$145	$46	$—	$191

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

(3)
Included in the total liability balance at December 31, 2007 are reserves for variable annuity death benefits of $111 million, variable annuity income benefits of $23 million, variable annuity accumulation benefits of $0.4 million and other guarantees of $57 million.

9.     Reinsurance

        The effects of reinsurance on property-liability premiums written and earned and life and annuity premiums and contract charges for the years ended December 31 are as follows:

($ in millions)	2007	2006	2005
Property-liability insurance premiums written
Direct	$28,423	$28,601	$27,094
Assumed	59	44	873
Ceded	(1,299)	(1,119)	(576)

Property-liability insurance premiums written, net of reinsurance	$27,183	$27,526	$27,391

Property-liability insurance premiums earned
Direct	$28,529	$28,437	$26,514
Assumed	60	45	1,111
Ceded	(1,356)	(1,113)	(586)

Property-liability insurance premiums earned, net of reinsurance	$27,233	$27,369	$27,039

Life and annuity premiums and contract charges
Direct	$2,788	$2,736	$2,665
Assumed	44	43	80
Ceded	(966)	(815)	(696)

Life and annuity premiums and contract charges, net of reinsurance	$1,866	$1,964	$2,049

Property-Liability

        The Company purchases reinsurance after evaluating the financial condition of the reinsurer, as well as the terms and price of coverage. Developments in the insurance and reinsurance industries have fostered a movement to segregate asbestos, environmental and other discontinued lines exposures into separate legal entities with dedicated capital. Regulatory bodies in certain cases have supported these actions. The Company is unable to determine the impact, if any, that these developments will have on the collectibility of reinsurance recoverables in the future.

Property-Liability Reinsurance Recoverable

        Total amounts recoverable from reinsurers at December 31, 2007 and 2006 were $2.30 billion and $2.33 billion, respectively, including $99 million and $78 million, respectively, related to property-liability losses paid by the Company and billed to reinsurers, and $2.20 billion and $2.26 billion, respectively, estimated by the Company with respect to ceded unpaid losses (including IBNR), which are not billable until the losses are paid.

        With the exception of the recoverable balances from the Michigan Catastrophic Claim Association ("MCCA"), Lloyd's of London and other industry pools and facilities, as disclosed below, the largest reinsurance recoverable balance the Company had outstanding was $90 million and $85 million from Employers' Reinsurance Company at December 31, 2007 and 2006, respectively. No other amount due or estimated to be due from any single property-liability reinsurer was in excess of $60 million and $67 million at December 31, 2007 and 2006, respectively.

        At December 31, 2007 and 2006, Allstate Texas Lloyd's ("ATL"), a syndicate insurance company, had $5 million and $58 million, respectively, of reinsurance recoverable on the Texas excess catastrophe loss treaty related to losses incurred from Hurricane Rita that occurred in 2005. ATL cedes 100% of its business net of reinsurance with external parties to AIC.

        The allowance for uncollectible reinsurance was $185 million and $235 million at December 31, 2007 and 2006, respectively, and is related to the Company's Discontinued Lines and Coverages segment. In 2007, there were $6 million of additions, $10 million of net recoveries and a reduction of $46 million related to Equitas Limited's improved financial condition. In 2006, there was $32 million of additions and $10 million of net recoveries. (For further discussion, see the "Asbestos, Environmental and Other" section in Note 9.)

Industry Pools and Facilities

        Reinsurance recoverable on paid and unpaid claims including IBNR at December 31, 2007 and 2006 includes $1.02 billion and $1.02 billion, respectively, from the MCCA. The MCCA is a mandatory reinsurance mechanism for personal injury protection losses over a retention level that increases each MCCA fiscal year. The retention levels are $400 thousand per claim and $420 thousand per claim for the fiscal years ending June 30, 2007 and 2008, respectively. The MCCA is funded by assessments from member companies who, in turn, can recover assessments from policyholders.

        Ceded premiums earned under the Florida Hurricane Catastrophe Fund ("FHCF") agreement were $45 million, $49 million and $45 million in 2007, 2006 and 2005, respectively. Ceded losses incurred include $22 million, $146 million and $197 million in 2007, 2006 and 2005, respectively. The Company has access to reimbursement provided by the FHCF for 90% of qualifying personal property losses that exceed its current estimated retention of $172 million for the two largest hurricanes and $57 million for other hurricanes, up to an estimated maximum total of $905 million effective from June 1, 2007 to May 31, 2008. Reinsurance recoverables include $47 million and $70 million recoverable from the FHCF for qualifying property losses at December 31, 2007 and 2006, respectively.

        Allstate sells and administers policies as a participant in the NFIP. The total amounts recoverable at December 31, 2007 and 2006 were $22 million and $33 million, respectively. Ceded premiums earned include $257 million, $232 million and $199 million in 2007, 2006 and 2005, respectively. Ceded losses incurred include $65 million, $32 million and $3.30 billion, in 2007, 2006 and 2005, respectively. Under the arrangement, the Federal Government is obligated to pay all claims.

Catastrophe reinsurance

        The Company has the following catastrophe reinsurance treaties in effect:

  •
  an aggregate excess agreement that covers storms named or numbered by the National Weather Service, earthquakes, and fires following earthquakes for Allstate Protection personal lines auto and property business countrywide, except for Florida, effective June 1, 2007 with 15% expiring May 31, 2008 and the remainder expiring May 31, 2009;

  •
  a California fires following earthquakes agreement that covers Allstate Protection personal property excess catastrophe losses in California, effective February 1, 2006 to May 31, 2008;

  •
  multi-year reinsurance treaties that cover Allstate-brand personal property excess catastrophe losses in Connecticut, New Jersey, New York, and Texas effective June 1, 2005 to May 31, 2008;

  •
  a New Jersey agreement that covers Allstate Protection personal property catastrophe losses in excess of the New Jersey multi-year agreement effective June 1, 2007 to May 31, 2008;

  •
  a South-East agreement that covers Allstate Protection personal property excess catastrophe losses for storms named or numbered by the National Weather Service in 11 Atlantic and Gulf states and the District of Columbia effective June 1, 2007 to May 31, 2008;

  •
  a Kentucky agreement that provides coverage for Allstate Protection personal property excess catastrophe losses in the state for earthquake and fires following earthquakes effective June 1, 2007 to May 31, 2008;

  •
  a North-East agreement for additional hurricane coverage in the states of New York, New Jersey and Connecticut for Allstate Protection personal property and auto excess catastrophe losses effective June 15, 2007 to June 8, 2010; and

  •
  Four separate agreements for Allstate Floridian Insurance Company and its subsidiaries ("Allstate Floridian"), for personal property excess catastrophe losses in Florida that coordinate coverage with our participation in the FHCF, effective June 1, 2007 to May 31, 2008.

        Under all reinsurance agreements, the Company ceded premiums earned of $811 million and $521 million in the years ended December 31, 2007 and 2006.

Florida

        During 2006, Allstate Floridian Insurance Company ("AFIC") and Allstate Floridian Indemnity ("AFI") entered into a 100% quota share reinsurance agreement with Royal Palm Insurance Company ("Royal Palm") on selected personal property policies written in Florida. AFIC and AFI plan to no longer offer coverage on these policies after their contract terms expire, at which time Royal Palm may offer coverage to these policyholders. Any qualifying recoveries from the FHCF and the catastrophe reinsurance agreements will be shared with Royal Palm under the existing agreement. Subject to this agreement, AFIC and AFI ceded $63 million of unearned premiums in 2006 and the related transfer of cash was recorded in cash flows from operating activities in the Company's Consolidated Statements of Cash Flows. AFIC and AFI are also ceding premiums and losses on these policies through their expiration under an indemnity reinsurance agreement totaling $(25) million and $81 million of premiums written, $35 million and $84 million of premiums earned and $20 million and $16 million of incurred losses during 2007 and 2006, respectively.

        During 2005, AFIC and AFI reached a definitive agreement for a portion of its existing customers to have new policies available from Universal Insurance Company of North America, a non-affiliate, when their existing policies expire and are not renewed. Subject to this agreement, AFIC and AFI ceded $32 million of unearned premiums in 2005 and the related transfer of cash was recorded in cash flows from operating activities in the Company's Consolidated Statements of Cash Flows. AFIC and AFI are also ceding premiums and losses on these policies through their expiration under an indemnity reinsurance agreement. Subject to the agreement, AFIC and AFI ceded premiums written of $67 million in 2005, $14 million and $51 million of premiums earned and $5 million and $42 million of claims and claims expense in 2006 and 2005, respectively.

Asbestos, Environmental and Other

        Reinsurance recoverables include $240 million and $271 million from Lloyd's of London at December 31, 2007 and 2006, respectively. Lloyd's of London, through the creation of Equitas Limited, implemented a restructuring plan in 1996 to solidify its capital base and to segregate claims for years prior to 1993. The recoverable from Equitas Limited syndicates is spread among thousands of Lloyd's of London investors who have unlimited liability. The reinsurance recoverables valuation allowance was reduced by $46 million in 2007 related to Equitas Limited's improved financial position as a result of its obtaining reinsurance coverage with National Indemnity Company.

Allstate Financial

        The Company's Allstate Financial segment reinsures certain of its risks to other insurers primarily under yearly renewable term, coinsurance, modified coinsurance and coinsurance with funds withheld agreements. These agreements result in a passing of the agreed-upon percentage of risk to the reinsurer in exchange for negotiated reinsurance premium payments. Modified coinsurance and coinsurance with funds withheld are similar to coinsurance except that the cash and investments that support the liability for contract benefits are not transferred to the assuming company and settlements are made on a net basis between the companies. Allstate Financial cedes 100% of the morbidity risk on substantially all of its long-term care contracts. Allstate Financial cedes specified percentages of the mortality risk on certain life policies, depending upon the issue date and product, to a pool of fourteen unaffiliated reinsurers. Beginning in July 2007, for new life insurance contracts, Allstate Financial reinsured the mortality risk associated with coverage in excess of $3 million per life for contracts issued to individuals age 70 and over, and reinsured the mortality risk associated with coverage in excess of $5 million per life for most other contracts. Also beginning in July 2007, for certain large contracts that meet specific criteria, Allstate Financial's retention limit was increased to $10 million per life. In the period prior to July 2007, but subsequent to August 1998, Allstate Financial reinsured the mortality risk associated with coverage in excess of $2 million per life, except in 2006 in certain instances when specific criteria were met, it reinsured the mortality risk associated with coverage in excess of $5 million per life. For business sold prior to October 1998, Allstate Financial reinsured mortality risk in excess of specific amounts up to $1 million per individual life.

        In addition, Allstate Financial has used reinsurance to effect the acquisition or disposition of certain blocks of business. Allstate Financial had reinsurance recoverables of $1.26 billion and $1.49 billion at December 31, 2007 and 2006, respectively, due from Prudential related to the disposal of substantially all of its variable annuity business that was effected through Reinsurance Agreements (see Note 3). In 2007, life and annuity premiums and contract charges of $317 million, contract benefits of $59 million, interest credited to contractholder funds of $43 million, and operating costs and expenses of $72 million were ceded to Prudential pursuant to the Reinsurance Agreements. In 2006, life and annuity premiums and contract charges of $170 million, contract benefits of $29 million, interest credited to contractholder funds of $35 million, and operating costs and expenses of $64 million were ceded to Prudential pursuant to the Reinsurance Agreements. Prior to this disposal, Allstate Financial ceded 100% of the mortality and certain other risks related to product features on certain in-force variable annuity contracts. In addition, as of December 31, 2007 and 2006 Allstate Financial had reinsurance recoverables of $166 million and $153 million, respectively due from subsidiaries of Citigroup and Scottish Re (U.S.) Inc. in connection with the disposition of substantially all of the direct response distribution business in 2003.

        As of December 31, 2007, the gross life insurance in force was $518 billion of which $247 billion was ceded to the unaffiliated reinsurers.

        Reinsurance recoverables at December 31 are summarized in the following table.

	Reinsurance recoverable on paid and unpaid claims
($ in millions)	2007	2006
Annuities	$1,423	$1,654
Life insurance	1,373	1,225
Long-term care	619	518
Other	97	96

Total Allstate Financial	$3,512	$3,493

        At both December 31, 2007 and 2006, approximately 88% of Allstate Financial's reinsurance recoverables are due from companies rated A- or better by S&P.

10.  Deferred Policy Acquisition and Sales Inducement Costs

        Deferred policy acquisition costs for the years ended December 31 are as follows:

	2007
($ in millions)	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$3,848	$1,484	$5,332
Impact of adoption of SOP 05-1(1)	(11)	—	(11)
Acquisition costs deferred	635	4,114	4,749
Amortization charged to income	(583)	(4,121)	(4,704)
Effect of unrealized gains and losses	402	—	402

Balance, end of year	$4,291	$1,477	$5,768

	2006
($ in millions)	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$4,318	$1,484	$5,802
Disposition of operation(2)	(726)	—	(726)
Acquisition costs deferred	822	4,131	4,953
Amortization charged to income	(626)	(4,131)	(4,757)
Effect of unrealized gains and losses	60	—	60

Balance, end of year	$3,848	$1,484	$5,332

	2005
($ in millions)	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$3,508	$1,460	$4,968
Acquisition costs deferred	848	4,116	4,964
Amortization charged to income	(629)	(4,092)	(4,721)
Effect of unrealized gains and losses	591	—	591

Balance, end of year	$4,318	$1,484	$5,802

(1)
The adoption of SOP 05-1 resulted in a $11 million adjustment to unamortized DAC related to the impact on future estimated gross profits from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral. (see Note 2).

(2)
In 2006, DAC was reduced related to the disposition through reinsurance agreements of substantially all of Allstate Financial's variable annuity business (see Note 3).

        Net amortization charged to income, due to the realization of capital (gains) and losses, includes $(17) million, $(50) million and $126 million in 2007, 2006 and 2005, respectively.

        As disclosed in Note 3, DAC and DSI balances were reduced during 2006 related to the disposal through reinsurance agreements of substantially all of the variable annuity business. During 2005, DAC and DSI amortization on this business was estimated using stochastic modeling and was significantly impacted by the anticipated return on the underlying funds. The Company's long-term expectation of separate accounts fund performance, net of fees, was approximately 7% in 2005. Whenever actual separate accounts fund performance based on the two most recent years varied from the expectation, the Company projected performance levels over the next five years such that the mean return over a seven-year period equaled the long-term expectation. This approach is commonly referred to as "reversion to the mean" and is commonly used by the life insurance industry as an appropriate method for amortizing variable annuity and life DAC and DSI. In applying the reversion to the mean process, the Company did not allow the future mean rates of return including fees projected over the five-year period to exceed 12.75% or fall below 0%. The Company periodically evaluated the results of utilization of this process to confirm that it was reasonably possible that variable annuity and life fund performance would revert to the expected long-term mean within this time horizon.

        DSI activity for Allstate Financial, which primarily relates to fixed annuities, for the twelve months ended December 31 was as follows:

($ in millions)	2007	2006	2005
Balance, beginning of year	$225	$237	$134
Impact of adoption of SOP 05-1(1)	(2)	—	—
Disposition of operation(2)	—	(70)	—
Sales inducements deferred	64	105	99
Amortization charged to income	(57)	(48)	(74)
Effect of unrealized gains and losses	65	1	78

Balance, end of year	$295	$225	$237

(1)
The adoption of SOP 05-1 resulted in a $2 million adjustment to unamortized DSI related to the impact on future estimated gross profits from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral. (see Note 2)

(2)
In 2006, DSI was reduced related to the disposition through reinsurance agreements of substantially all of Allstate Financial's variable annuity business (see Note 3).

11.  Capital Structure

Debt outstanding

        Total debt outstanding at December 31 consisted of the following:

($ in millions)	2007	2006
7.20% Senior Notes, due 2009(1)	$750	$750
6.125% Senior Notes, due 2012(1)	350	350
5.00% Senior Notes, due 2014(1)	650	650
6.125% Senior Notes, due 2032(1)	250	250
5.350% Senior Notes due 2033(1)	400	400
5.55% Senior Notes due 2035(1)	800	800
5.95% Senior Notes, due 2036(1)	650	650
6.125% Junior Subordinated Debentures, due 2037	500	—
6.50% Junior Subordinated Debentures, due 2057	500	—
7.50% Debentures, due 2013	250	250
6.75% Senior Debentures, due 2018	250	250
6.90% Senior Debentures, due 2038	250	250
Synthetic lease VIE obligations, floating rates, due 2011	40	42
Floating rate notes, due 2016 to 2017, callable	—	6
Other various notes, due 2008	—	2

Total long-term debt	5,640	4,650
Short-term debt(2)	—	12

Total debt	$5,640	$4,662

(1)
Senior Notes are subject to redemption at the Company's option in whole or in part at any time at the greater of either 100% of the principal amount plus accrued and unpaid interest to the redemption date or the discounted sum of the present values of the remaining scheduled payments of principal and interest and accrued and unpaid interest to the redemption date.

(2)
The Company classifies any borrowings, which have a maturity of twelve months or less at inception as short-term debt.

        Total debt outstanding by maturity at December 31 consisted of the following:

($ in millions)	2007	2006
Due within one year or less	$—	$12
Due after one year through 5 years	1,140	794
Due after 5 years through 10 years	900	1,251
Due after 10 years through 20 years	250	255
Due after 20 years	3,350	2,350

Total debt	$5,640	$4,662

        In 2007, the Company issued $500 million of Series A 6.50% and $500 million of Series B 6.125% Fixed- to-Floating Rate Junior Subordinated Debentures (together the "Debentures"). The net proceeds were used for the repurchase of the Company's common stock. The scheduled maturity dates for the Debentures are May 15, 2057 and May 15, 2037 for Series A and Series B, respectively, with a final maturity date of May 15, 2067. The Debentures may be redeemed (i) in whole or in part, at any time on or after May 15, 2037 or May 15, 2017 for Series A and Series B, respectively, at their principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to May 15, 2037 and May 15, 2017 for Series A and Series B, respectively, at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price.

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

        In connection with the issuance of the Debentures, the Company entered into replacement capital covenants. These covenants are not intended for the benefit of the holders of the Debentures and may not be enforced by them. Rather, they are for the benefit of holders of one or more other designated series of the Company's indebtedness, initially the 6.90% Senior Debentures due 2038. Pursuant to these covenants, the Company has agreed that it will not repay, redeem, or purchase the Debentures on or before May 15, 2067 and May 15, 2047 for Series A and Series B, respectively, unless, subject to certain limitations, the Company has received proceeds in specified amounts from the issuance of specified securities. These covenants terminate in 2067 and 2047 for Series A and Series B, respectively, or earlier upon the occurrence of certain events, including an acceleration of the Debentures of the particular series due to the occurrence of an event of default. An event of default, as defined by the supplemental indentures, includes default in the payment of interest or principal and bankruptcy proceedings.

        In 2006, the Company issued $650 million of 5.95% Senior Notes due 2036. The net proceeds were used for general corporate purposes, including to facilitate the repayment of the $550 million of 5.375% senior notes at their scheduled maturity on December 1, 2006.

        The Company is the primary beneficiary of a consolidated VIE used to acquire up to 38 automotive collision repair stores ("synthetic lease VIE"). In 2006, the Company renewed the synthetic lease for a five-year term at a floating rate due 2011. The Company's Consolidated Statements of Financial Position include $40 million and $42 million of property and equipment, net, and long-term debt as of December 31, 2007 and 2006, respectively.

        To manage short-term liquidity, Allstate can issue commercial paper, draw on its credit facilities and engage in securities repurchase agreements (see Note 2). The Company currently maintains a commercial paper program and a credit facility as a potential source of funds. These include a $1.00 billion unsecured revolving credit facility and a commercial paper program with a borrowing limit of $1.00 billion. The facility has an initial term of five years expiring in 2012 with two one-year extensions that can be exercised in the first or second year of the facility upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend. This facility also contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. This facility has a financial covenant requiring the Company not to exceed a 37.5% debt to capital resources ratio as defined in the agreement. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Company's senior, unsecured, nonguaranteed long-term debt. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility. No amounts were outstanding under the credit facility as of December 31, 2007 and 2006. The Company had no commercial paper outstanding at December 31, 2007 and 2006. The Company paid $320 million, $322 million and $318 million of interest on debt in 2007, 2006 and 2005, respectively.

        During 2006, the Company filed a universal shelf registration statement with the SEC. The registration statement covers an unspecified amount of securities and can be used to issue debt securities, common stock, preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of subsidiaries.

Capital stock

        The Company had 900 million shares of issued common stock of which 563 million shares were outstanding and 337 million shares were held in treasury as of December 31, 2007. In 2007, the Company reacquired 62 million shares at an average cost of $58.29 and reissued 3 million shares under equity incentive plans.

12.  Company Restructuring

        The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate's multiple agency programs to a single exclusive agency program and the Company's 2006 voluntary termination offer ("VTO"). The expenses related to these activities are included in the Consolidated Statements of Operations as restructuring and related charges, and totaled $29 million, $182 million and $41 million in 2007, 2006 and 2005, respectively.

        The following table illustrates the inception to date changes in the restructuring liability:

($ in millions)	Employee costs	Exit costs	Total liability
Liability at inception	$42	$9	$51
Net adjustments to liability	(14)	-	(14)
Payments applied against liability	(5)	(7)	(12)

Balance at the end of the period	$23	$2	$25

        Restructuring and related charges included $94 million in 2006 related to the Company's VTO and reduction in force. The VTO included severance, which was recorded as a restructuring liability and fully settled during 2006. The VTO also included one-time termination benefits for accelerated vesting of stock-based incentive compensation, eligibility for postretirement benefits, and a non-cash pension settlement charge recorded during the third quarter of 2006, which were expensed as incurred. The VTO was offered to most employees located at the Company's headquarters.

        At December 31, 2006, the total liability was $22 million and consisted of $20 million in employee costs and $2 million in exit costs. The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.

13.  Commitments, Guarantees and Contingent Liabilities

Leases

        The Company leases certain office facilities and computer equipment. Total rent expense for all leases was $304 million, $308 million and $354 million in 2007, 2006 and 2005, respectively.

        Minimum rental commitments under noncancelable capital and operating leases with an initial or remaining term of more than one year as of December 31, 2007 are as follows:

($ in millions)	Capital leases	Operating leases
2008	$12	$208
2009	12	159
2010	12	119
2011	5	84
2012	5	68
Thereafter	28	132

Total	$74	$770

Present value of minimum lease payments	$56

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

        Allstate Floridian is subject to assessments from FL Citizens, which was initially created by the state of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. FL Citizens, at the discretion and direction of its Board of Governors ("FL Citizens Board"), can levy a regular assessment on "assessable insurers" and "assessable insureds" for a deficit in any calendar year up to a maximum of the greater of 10% of the deficit or 10% of Florida property premiums industry-wide for the prior year. The base of "assessable insurers" includes all property and casualty premiums in the state, except workers' compensation, medical malpractice, accident and health insurance and policies written under NFIP. An insurer may recoup a regular assessment through a surcharge to policyholders. In order to recoup this assessment, an insurer must file for a policy surcharge with the Florida Office of Insurance Regulation ("FL OIR") at least fifteen days prior to imposing the surcharge on policies. If a deficit remains after the regular assessment, FL Citizens can also levy emergency assessments in the current and subsequent years. Companies are required to collect the emergency assessments directly from residential property policyholders and remit to FL Citizens as collected. In addition, FL Citizens may issue bonds to further fund a deficit. Participating companies are obligated to purchase any unsold bonds issued by FL Citizens.

        FL Citizens reported losses from Hurricane Wilma in 2005, which followed a deficit for the 2004 plan year. The FL Citizens Board certified the 2005 FL Citizens deficit at $1.73 billion of which $920 million was to be funded through a regular assessment. The Company paid its portion of the deficit assessment totaling $14 million during 2006 and has recouped $1 million as of December 31, 2007. The Company expects to continue recoupment in 2008. The remainder of the deficit was funded by bonds issued in 2006.

        The Company is also subject to assessments from LA Citizens. LA Citizens can levy a regular assessment on participating companies for a deficit in any calendar year up to a maximum of the greater of 10% of the calendar year deficit or 10% of Louisiana direct property premiums industry-wide for the prior calendar year.

Florida Hurricane Catastrophe Fund

        Allstate Floridian participates in the mandatory coverage provided by the FHCF and therefore has access to reimbursements on certain qualifying Florida hurricane losses (see Note 9) from the FHCF, has exposure to assessments and pays annual premiums to the FHCF for this reimbursement protection. The FHCF has the authority to issue bonds to pay its obligations to insurers participating in the mandatory coverage in excess of its capital balances. Payment of these bonds is funded by emergency assessments on all property and casualty premiums in the state, except workers' compensation, medical malpractice, accident and health insurance and policies written under the NFIP. The FHCF emergency assessments are limited to 6% of premiums per year beginning the first year in which reimbursements require bonding, and up to a total of 10% of premiums per year for assessments in the second and subsequent years, if required to fund additional bonding. In 2006, the FHCF issued approximately $4 billion in bonds, and the FL OIR ordered an emergency assessment of 1% of premiums collected, which began on January 1, 2007. As required, companies will collect the FHCF emergency assessments directly from policyholders and remit them to the FHCF as they are collected.

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

        Should losses arising from an earthquake cause a deficit in the CEA, additional funding would be obtained through reinsurance proceeds and assessments on participating insurance companies. Participating insurers are required to pay an assessment, currently estimated not to exceed $2.20 billion, if the capital of the CEA falls below $350 million. Participating insurers are required to pay a second assessment, currently estimated not to exceed $1.47 billion, if aggregate CEA earthquake losses exceed $8.62 billion and the capital of the CEA falls below $350 million.

        In 2007, the authority of the CEA to assess participating insurers was extended for ten years from December 1, 2008, the date the previous authority was due to expire. Beginning December 1, 2008, participating insurers would be required to pay an assessment currently estimated not to exceed $1.47 billion if the capital of the CEA falls below $350 million. Participating insurers are required to pay a second assessment, currently estimated not to exceed $1.30 billion, if aggregate CEA earthquake losses exceed $8.62 billion and the capital of the CEA falls below $350 million.

        At September 30, 2007, the CEA's capital balance was approximately $2.81 billion. If the CEA assesses its member insurers for any amount, the amount of future assessments on members is reduced by the amounts previously assessed. To date, the only assessment made by the CEA has been its initial assessment paid by participating insurers beginning in 1996.

        All future assessments on participating CEA insurers are based on their CEA insurance market share as of December 31 of the preceding year. As of December 31, 2006, the Company's share of the CEA was 21.6%. Allstate does not expect its CEA market share to materially change. At this level, the Company's maximum possible CEA assessment would be $791 million during the period of January 1, 2008 to November 30, 2008, and $597 million beginning December 1, 2008. Accordingly, assessments from the CEA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company. Management believes Allstate's exposure to earthquake losses in California has been significantly reduced as a result of its participation in the CEA.

Guaranty funds

        Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in each state. The Company's policy is to accrue assessments as the related written premium upon which the assessment is based is written, subsequent to the occurrence of a formal determination of insolvency. The Company's expenses related to these funds totaled $9 million, $27 million and $23 million in 2007, 2006 and 2005, respectively. As of December 31, 2007 and 2006, the liability balance included in other liabilities and accrued expenses was $85 million and $106 million, respectively.

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

PMI runoff support agreement

        The Company has certain limited rights and obligations under a capital support agreement ("Runoff Support Agreement") with PMI Mortgage Insurance Company ("PMI"), the primary operating subsidiary of PMI Group, related to the Company's disposition of PMI in prior years. Under the Runoff Support Agreement, the Company would be required to pay claims on PMI policies written prior to October 28, 1994 if PMI fails certain financial covenants and fails to pay such claims. The agreement only covers these policies and not any policies issued on or after that date. In the event any amounts are so paid, the Company would receive a commensurate amount of preferred stock or subordinated debt of PMI Group or PMI. The Runoff Support Agreement also restricts PMI's ability to write new business and pay dividends under certain circumstances. Management does not believe this agreement will have a material adverse effect on results of operations, cash flows or financial position of the Company.

Guarantees

        The Company provides residual value guarantees on Company leased automobiles. If all outstanding leases were terminated effective December 31, 2007, the Company's maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $17 million at December 31, 2007. The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to three years. Historically, the Company has not made any material payments pursuant to these guarantees.

        The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. In the event all such specified credit events were to occur, the Company's maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment was $208 million at December 31, 2007. The obligations associated with these fixed income securities expire at various dates during the next seven years.

        In the normal course of business, the Company provides standard indemnifications to contractual counterparties in connection with numerous transactions, including acquisitions and divestitures. The types of indemnifications typically provided include indemnifications for breaches of representations and warranties, taxes and certain other liabilities, such as third party lawsuits. The indemnification clauses are often standard contractual terms and are entered into in the normal course of business based on an assessment that the risk of loss would be remote. The terms of the indemnifications vary in duration and nature. In many cases, the maximum obligation is not explicitly stated and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. Consequently, the maximum amount of the obligation under such indemnifications is not determinable. Historically, the Company has not made any material payments pursuant to these obligations.

        The aggregate liability balance related to all guarantees was not material as of December 31, 2007.

Regulation

        The Company is subject to changing social, economic and regulatory conditions. From time to time, regulatory authorities or legislative bodies seek to influence and restrict premium rates, require premium refunds to policyholders, restrict the ability of insurers to cancel or non-renew policies, require insurers to continue to write new policies or limit their ability to write new policies, limit insurers' ability to change coverage terms or to impose underwriting standards, impose additional regulations regarding agent and broker compensation and otherwise expand overall regulation of insurance products and the insurance industry. The ultimate changes and eventual effects of these initiatives on the Company's business, if any, are uncertain.

        The Florida Office of Insurance Regulation ("OIR") filed an Immediate Final Order (the "Order") with respect to the Company as well as nine other named affiliated Allstate companies on January 17, 2008, suspending their certificates of authority in Florida and ordering them to discontinue transacting any new insurance business in Florida until all requested documents were produced in accordance with previously issued OIR subpoenas. The subpoenas are in connection with the investigation of residential property insurance rate practices. The Order did allow the companies to continue all of their existing insurance business and renewals of that insurance; only the writing of new insurance policies was prohibited. On January 18, 2008, the affected Allstate companies filed an emergency motion for immediate relief with the First District Court of Appeal of the State of Florida. The Court granted the motion and stayed the Order and subsequently upheld the stay pending a final disposition on the merits. The Court also ordered that the appeal process be expedited. The companies continue to write new business in the interim. In February 2008, the OIR filed an administrative complaint against the affected Allstate companies regarding the response to the subpoenas and certain rate filings. The filing of this complaint provides the companies with an opportunity for an evidentiary hearing, which was required by Florida law after the OIR issued the Order. As part of this complaint, the OIR is seeking to suspend the certificates of authority of these companies and has stated their intention that the suspension apply to new business writings. Additionally, following hearings in February 2008 regarding residential property insurance rate practices before the Florida Senate Select Committee on Property Insurance Accountability, the Committee has submitted a document request to affiliated Allstate companies to produce certain documents.

Legal and regulatory proceedings and inquiries

Background

        The Company and certain subsidiaries are involved in a number of lawsuits, regulatory inquiries, and other legal proceedings arising out of various aspects of its business. As background to the "Proceedings" subsection below, please note the following:

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

  •
  Due to the complexity and scope of the matters disclosed in the "Proceedings" subsection below and the many uncertainties that exist, the ultimate outcome of these matters cannot be reasonably predicted. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to the Company's operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described below as they are resolved over time is not likely to have a material adverse effect on the financial position of the Company.

Proceedings

        There is one 19-state certified class action lawsuit pending against Allstate in Washington state court alleging that its failure to pay "inherent diminished value" to insureds under the uninsured motorist property damage liability provisions of auto policies constitutes breach of contract and fraud. Plaintiffs define "inherent diminished value" as the difference between the market value of the insured automobile before an accident and the market value after repair. Plaintiffs allege that they are entitled to the payment of inherent diminished value under the terms of the policy. This lawsuit is similar to others filed against other carriers in the industry. A settlement of the class action for an amount that is not material has been preliminarily approved by the court. In January 2008, notice of the settlement was mailed to class members in 16 of the 19 states inviting them to participate in the settlement. The entire case will be dismissed as a result of the settlement.

        There are a number of state and nationwide class action lawsuits pending in various state courts challenging the legal propriety of Allstate's medical bill review processes on a number of grounds, including the manner in which Allstate determines reasonableness and necessity. These lawsuits, which to a large degree mirror similar lawsuits filed against other carriers in the industry, allege these processes result in a breach of the insurance policy and, in some cases, the plaintiffs also allege fraud. Plaintiffs seek monetary damages in the form of contractual and extra-contractual damages. The Company denies these allegations. One nationwide class action and one statewide class action have been certified. A settlement of the statewide class action for an amount that is not material has been approved by the court. The Company continues to vigorously defend the other cases.

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

  •
  The United States Court of Appeals for the Fifth Circuit has upheld the federal trial court's finding that the flood exclusion in Allstate's policy in Mississippi applies to "storm surge" damage suffered in the wake of Hurricane Katrina.

  •
  In a putative class action in Mississippi, some members of the Mississippi Windstorm Underwriters Association ("MWUA") have filed suit against the MWUA board members and the companies they represent, including an Allstate subsidiary, alleging that the Board purchased insufficient reinsurance to protect the MWUA members. Plaintiffs motion for class certification is pending. Discovery is ongoing.

  •
  In a putative class action in Louisiana, the trial court ruled that Allstate's and other insurers' flood, water and negligent construction exclusions do not apply to man-made floods (i.e., floods caused by human negligence), and do not apply to flooding in the New Orleans area to the extent it was caused by human negligence in the design, construction and/or maintenance of the levees. Allstate and other insurers pursued an interlocutory appeal and in June 2007 the United States Court of Appeals for the Fifth Circuit reversed the trial court's ruling. The matter has been remanded to the trial court for further proceedings which have been consolidated along with other putative class and individual actions brought against the Company and other insurers, challenging the adjustment and settlement of Hurricane Katrina claims. The trial court has issued an order staying all insurance coverage issues pending the decision of the Louisiana Supreme Court in a case involving a similar challenge to the flood exclusion of another carrier. Also, plaintiffs in the class action had filed a petition with the U.S. Supreme Court challenging the Fifth Circuit's decision not to certify the matter to the Louisiana Supreme Court. On February 19, 2008, the U.S. Supreme Court denied plaintiffs' petition, and thus, declined to review the Fifth Circuit's decision. Lastly, in January 2008, Allstate filed with the trial court a motion to effectuate the mandate of the Fifth Circuit or for leave to file a motion for partial summary judgment based on Allstate's water damage exclusion. That motion was denied. Allstate then filed a new motion with the Fifth Circuit requesting that it recall its mandate and reform to clarify that its earlier ruling—that Allstate's flood exclusions unambiguously exclude coverage for flood losses sustained when the levees failed—applies with equal force to Allstate's water damage exclusion. The Fifth Circuit denied the motion to recall the mandate. The parties and the District Court are now awaiting a ruling from the Louisiana Supreme Court in the above referenced case involving another carrier. Once that ruling is issued, the federal court will have to decide what effect, if any, the ruling has on the matters before it.

  •
  In another case, the trial court dismissed a putative class action brought against Allstate and other insurers under Louisiana's Valued Policy Law ("VPL"), holding that the law did not apply where the cause of the policyholder's total loss was due in part to a non-covered peril, such as flood. United States Court of Appeals for the Fifth Circuit has affirmed the trial court's dismissal of the case. The U.S. Supreme Court has denied plaintiffs' petition for review.

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

  •
  The Louisiana Attorney General filed a class action lawsuit in state court against Allstate and other insurers on behalf of Road Home fund recipients alleging that the insurers have failed to pay all damages owed under their policies. The insurers removed the matter to federal court. The district court has denied plaintiffs' motion to remand the matter to state court and plaintiffs are appealing that decision to the U.S. Court of Appeals for the Fifth Circuit.

  •
  The Louisiana Attorney General also has filed a lawsuit in state court against Allstate, other insurers, a consulting company, and two computer database companies. The lawsuit is brought under the Louisiana Monopolies Act and generally alleges the defendants conspired to suppress competition and thwart policyholder recoveries. The defendants removed the matter to federal court. Plaintiffs' motion to remand to state court is pending.

  •
  Private plaintiffs have filed qui tam actions under the Federal False Claims Act against Allstate and certain other insurers in Louisiana and Mississippi federal courts regarding claims that they administered under the National Flood Insurance Program. The action brought in federal court in Louisiana has been dismissed. Plaintiffs are appealing that dismissal. In the Mississippi action, Allstate has not yet been served. The U.S. Government has notified the federal court that it will not intervene at this juncture but will continue to monitor the lawsuit and reserve its right to intervene in the future.

        The various suits described above seek a variety of remedies, including actual and/or punitive damages in unspecified amounts and/or declaratory relief. The Company has been vigorously defending these suits and other matters related to Hurricanes Katrina and Rita.

        In addition, the Company is responding to subpoenas and requests for information in connection with investigations into the insurance industry's handling of claims in the aftermath of Hurricanes Katrina and Rita. These investigations are being conducted by federal and state authorities, including a federal grand jury sitting in the Southern District of Mississippi. Other insurers have received similar subpoenas and requests for information.

        Allstate is defending various lawsuits involving worker classification issues. These lawsuits include several certified class actions challenging the overtime exemption claimed by the Company under the Fair Labor Standards Act or state wage and hour laws. In these cases, plaintiffs seek monetary relief, such as penalties and liquidated damages, and non-monetary relief, such as injunctive relief. These class actions mirror similar lawsuits filed against other carriers in the industry and other employers. Allstate is continuing to vigorously defend its worker classification lawsuits.

        The Company is defending certain matters relating to the Company's agency program reorganization announced in 1999. These matters are in various stages of development.

  •
  These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") alleging retaliation under federal civil rights laws (the "EEOC I" suit) and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act ("ADEA"), breach of contract and ERISA violations (the "Romero I" suit). In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court's declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to Allstate "any and all benefits received by the [agent] in exchange for signing the release." The court also stated that, "on the undisputed facts of record, there is no basis for claims of age discrimination." The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request. In June 2007, the court granted the Company's motions for summary judgment. Following plaintiffs' filing of a notice of appeal, the Third Circuit issued an order in December 2007 stating that the notice of appeal was not taken from a final order within the meaning of the federal law and thus not appealable at this time. Responses to the order were filed in mid-December.

  •
  The EEOC also filed another lawsuit in 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the "EEOC II" suit). In EEOC II, in 2006, the court granted partial summary judgment to the EEOC. Although the court did not determine that the Company was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether the Company had reasonable factors other than age to support the rehire policy. The Company's interlocutory appeal of the trial court's summary judgment order is now pending in the United States Court of Appeals for the Eighth Circuit.

  •
  The Company is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization. These plaintiffs have asserted breach of contract and ERISA claims. The court approved the form of class notice which was sent to approximately 1,800 potential class members in November 2007. Fifteen individuals opted out. The Company has moved for judgment on the pleadings and summary judgment.

  •
  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue. These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in 2005. In June 2007, the court granted Allstate's motion to dismiss the case. Following plaintiffs' filing of a notice of appeal, the Third Circuit issued an order in December 2007 stating that the notice of appeal was not taken from a final order within the meaning of the federal law and thus not appealable at this time. Responses to the order were filed in mid-December.

        In all of these various matters, plaintiffs seek compensatory and punitive damages, and equitable relief. Allstate has been vigorously defending these lawsuits and other matters related to its agency program reorganization.

        The Company is vigorously defending its homeowners insurance rates in administrative actions filed by the Texas and California Departments of Insurance. The Departments are focusing on the reasonableness of the Company's rates for the risks to which they apply.

  •
  In 2004, the Company made a rate filing requesting to reduce its rates by approximately 1.5%. In December 2004, the Texas Commissioner of Insurance disapproved that filing and began proceedings to disapprove the Company's then current rates. Following an administrative hearing process, in 2006, the Commissioner ordered the Company to reduce its then current homeowners rates by 5% and to pay refunds on the difference plus interest back to December 30, 2004, for which the Company has been accruing. The Company implemented a 5% rate decrease occurring in two stages, but challenged this 2006 refund order in the Travis County, Texas district court. In March 2007, the district court affirmed in whole the Texas Commissioner's rate refund order. In April 2007, the Company appealed the judgment of the district court to the Third Court of Appeals, Austin, Texas. This appeal remains pending.

  •
  Allstate filed and implemented an 8% rate increase in August 2007 and immediately received an order from the Texas Commissioner of Insurance disapproving the rate change. In addition, in October 2007 the Commissioner ordered the Company to pay refunds of its homeowners rates amounting to approximately 6.5% for the period between August 20, 2007 and October 5, 2007, and refunds of approximately 18.5% for the period following October 5, 2007, plus interest. The Company was granted a permanent injunction that allows the Company's August rate change to stay in place while the Company defends the rate change in disputing the refund order. The Company has filed a petition for an administrative hearing with respect to the refund order.

  •
  The Company also is vigorously defending its homeowners rates in response to an Order to Show Cause issued by the California Department of Insurance ("CDI"). The CDI is seeking an order directing Allstate to issue refunds to its California homeowners customers for rates dating to May 2007 based upon the allegation that Allstate's current rates are excessive. The CDI has issued a Notice initiating an administrative hearing with respect to the Order to Show Cause. The CDI has acknowledged that an action seeking refunds from an insurer charging approved rates based solely on an allegation of excessiveness is unprecedented, and Allstate maintains that this action is inconsistent with California's prior approval ratemaking scheme and not authorized under California law.

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

        One or more of these matters could have an adverse effect on the Company's operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described in this "Other Matters" subsection, in excess of amounts currently reserved, as they are resolved over time is not likely to have a material effect on the operating results, cash flows or financial position of the Company.

Shareholder Derivative Suit

        On January 18, 2008, a shareholder derivative action was filed, purportedly on behalf of The Allstate Corporation, against the members of its Board of Directors, in the United States District Court for the Northern District of Illinois, Eastern Division. This derivative action alleges breaches of fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets in connection with Allstate's actions to protect certain documents from public disclosure in litigation and regulatory proceedings. The complaint further alleges wrongdoing with respect to Allstate's claim handling. According to the allegations, the director defendants conspired to approve or permit these alleged wrongs to occur and participated in efforts to conceal them from Allstate's stockholders. Plaintiff alleges that these actions have resulted in a variety of sanctions and adverse orders being entered against Allstate by various courts and the Florida Office of Insurance Regulation. The complaint seeks an unspecified amount of damages. The defendants have not yet filed their response to the complaint.

Asbestos and environmental

        Allstate's reserves for asbestos claims were $1.30 billion and $1.38 billion, net of reinsurance recoverables of $752 million and $823 million at December 31, 2007 and 2006, respectively. Reserves for environmental claims were $232 million and $194 million, net of reinsurance recoverables of $107 million and $55 million at December 31, 2007 and 2006, respectively. Approximately 63% and 67% of the total net asbestos and environmental reserves at December 31, 2007 and 2006, respectively, were for incurred but not reported estimated losses.

        Management believes its net loss reserves for asbestos, environmental and other discontinued lines exposures are appropriately established based on available facts, technology, laws and regulations. However, establishing net loss reserves for asbestos, environmental and other discontinued lines claims is subject to uncertainties that are greater than those presented by other types of claims. The ultimate cost of losses may vary materially from recorded amounts, which are based on management's best estimate. Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure and unresolved legal issues regarding policy coverage; unresolved legal issues regarding the determination, availability and timing of exhaustion of policy limits; plaintiffs' evolving and expanding theories of liability, availability and collectibility of recoveries from reinsurance, retrospectively determined premiums and other contractual agreements; and estimating the extent and timing of any contractual liability, and other uncertainties. There are also complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are covered, or were ever intended to be covered, and could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean-up costs represent insured property damage. Management believes these issues are not likely to be resolved in the near future, and the ultimate cost may vary materially from the amounts currently recorded resulting in an increase in loss reserves. In addition, while the Company believes that improved actuarial techniques and databases have assisted in its ability to estimate asbestos, environmental, and other discontinued lines net loss reserves, these refinements may subsequently prove to be inadequate indicators of the extent of probable losses. Due to the uncertainties and factors described above, management believes it is not practicable to develop a meaningful range for any such additional net loss reserves that may be required.

14.  Income Taxes

        The Company and its domestic subsidiaries file a consolidated federal income tax return. Tax liabilities and benefits realized by the consolidated group are allocated as generated by the respective entities.

        The Internal Revenue Service ("IRS") is currently examining the Company's 2005 and 2006 federal income tax returns. The IRS has completed its examination of the Company's federal income tax returns for 2003-2004 and the case is under consideration at the IRS Appeals Office. The Company's tax years prior to 2003 have been examined by the IRS and the statute of limitations has expired on those years. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material effect on the results of operations, cash flows or financial position of the Company.

        The reconciliation of the change in the amount of unrecognized tax benefits since the adoption of FIN 48 on January 1, 2007 is as follows:

($ in millions)	2007
Balance, beginning of year	$48
Increase for tax positions taken in a prior year	2
Decrease for tax positions taken in a prior year	—
Increase for tax positions taken in the current year	15
Decrease for tax positions taken in the current year	—
Settlements	11
Reductions due to lapse of statute of limitations	—

Balance, end of year	$76

        The Company believes it is reasonably possible that the liability balance will be reduced by $76 million within the next twelve months with the resolution of an outstanding issue resulting from the IRS examination of the 2003 and 2004 tax returns. Because of the impact of deferred tax accounting, recognition of previously unrecognized tax benefits is not expected to impact the Company's effective tax rate.

        The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company recorded $1 million of interest in income tax expense in 2007 relating to unrecognized tax benefits. At December 31, 2007, total interest accrued with respect to unrecognized tax benefits was $7 million. No amounts have been accrued for penalties.

        The components of the deferred income tax assets and liabilities at December 31 are as follows:

($ in millions)	2007	2006
Deferred assets
Life and annuity reserves	$670	$758
Unearned premium reserves	698	700
Discount on loss reserves	360	385
Other postretirement benefits	295	335
Pension	—	203
Other assets	370	343

Total deferred assets	2,393	2,724
Deferred liabilities
Deferred policy acquisition costs	(1,359)	(1,362)
Unrealized net capital gains	(477)	(1,116)
Pension	(47)	—
Other liabilities	(43)	(22)

Total deferred liabilities	$(1,926)	$(2,500)

Net deferred asset (liability)	$467	$224

        Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized based on the assumption that certain levels of income will be achieved. The total amount of the valuation allowance reducing deferred tax assets was $6 million and $5 million at December 31, 2007 and 2006, respectively.

        The components of income tax expense for the years ended December 31 are as follows:

($ in millions)	2007	2006	2005
Current	$2,030	$2,172	$503
Deferred	(13)	13	(180)

Total income tax expense	$2,017	$2,185	$323

        The Company paid income taxes of $2.03 billion, $1.64 billion and $1.06 billion in 2007, 2006 and 2005, respectively. The Company had a current income tax receivable of $155 million and $20 million at December 31, 2007 and 2006, respectively.

        A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income	(4.2)	(4.2)	(16.0)
Adjustment to prior year tax liabilities	(0.1)	(0.2)	(2.8)
Other	(0.4)	(0.2)	(0.7)

Effective income tax rate	30.3%	30.4%	15.5%

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

        Statutory accounting practices differ from GAAP primarily since they require charging policy acquisition and certain sales inducement costs to expense as incurred, establishing life insurance reserves based on different actuarial assumptions, and valuing investments and establishing deferred taxes on a different basis.

        Statutory net income and capital and surplus of Allstate's domestic insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities are as follows:

	Net income			Capital and Surplus
($ in millions)	2007	2006	2005	2007	2006
Amounts by major business type:
Property-Liability	$5,062	$5,142	$1,717	$15,536	$15,875
Allstate Financial	173	277	294	2,704	3,465

Amount per statutory accounting practices	$5,235	$5,419	$2,011	$18,240	$19,340

        The Property-Liability statutory capital and surplus balances above exclude wholly-owned subsidiaries included in the Allstate Financial segment.

Dividends

        The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company, receipt of dividends from AIC and other relevant factors. The payment of shareholder dividends by AIC without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. Notification and approval of intercompany lending activities is also required by the Illinois Department of Insurance ("IL DOI") for transactions that exceed a level that is based on a formula using statutory admitted assets and statutory surplus.

        AIC paid dividends of $4.92 billion in 2007, which was less than the maximum amount allowed under Illinois insurance law without the prior approval of the IL DOI based on 2006 formula amounts. Based on 2007 AIC statutory net income, the maximum amount of dividends AIC will be able to pay without prior IL DOI approval at a given point in time during 2008 is $4.96 billion, less dividends paid during the preceding twelve months measured at that point in time.

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

Obligations and funded status

        The Company calculates benefit obligations based upon generally accepted actuarial methodologies using the PBO for pension plans and the APBO for other postretirement plans. The determination of pension costs and other postretirement obligations as of December 31 are determined using an October 31 measurement date, but as described in Note 2, will be transitioned to a December 31 measurement date on December 31, 2008 under the guidance of SFAS No. 158. The benefit obligations represent the actuarial present value of all benefits attributed to employee service rendered. The PBO is measured using the pension benefit formula and assumptions as to future compensation levels. A plan's funded status is calculated as the difference between the benefit obligation and the fair value of plan assets. The Company's funding policy for the pension plans is to make annual contributions at a minimum level that is at least in accordance with regulations under the Internal Revenue Code ("IRC") and in accordance with generally accepted actuarial principles. The Company's postretirement benefits plans are not funded.

        The components of the plans' funded status that are reflected in the Consolidated Statements of Financial Position as of December 31, are as follows:

	Pension benefits		Postretirement benefits
($ in millions)	2007	2006	2007	2006
Fair value of plan assets	$5,132	$4,636	$—	$—
Less: Benefit obligation	5,002	5,293	908	1,115

Funded status	$130	$(657)	$(908)	$(1,115)

Items not yet recognized as a component of net periodic cost:
Net actuarial (gain) loss	$796	$1,691	$(259)	$40
Prior service cost (credit)	(11)	(14)	30	(12)

Net funded status of pension and other postretirement benefit obligation—pre-tax	$785	$1,677	$(229)	$28
Deferred income tax	(275)	(587)	63	(10)

Net funded status of pension and other postretirement benefit obligation	$510	$1,090	$(166)	$18

        The decrease of $895 million in the pension net actuarial loss during 2007 is related to asset returns in excess of expected returns and an increase in the discount rate. The majority of the $796 million net actuarial pension benefit losses not yet recognized as a component of net periodic pension cost in 2007 reflects the effect of increases in the PBO resulting from decreases in the discount rate in prior years, and the impact of unfavorable equity market conditions on the value of the pension plan assets in prior years. The decrease of $299 million in the OPEB net actuarial gain during 2007 is primarily related to favorable claims experience. The favorable effects of the increase in the discount rate were offset by an increase in the weighted average health care cost trend rate and other assumptions.

        The change in 2007 in items not yet recognized as a component of net periodic cost, which is recorded in Net funded status of pension and other postretirement obligation, is shown in the table below.

($ in millions)	Pension benefits	Postretirement benefits
Items not yet recognized as a component of net periodic cost— December 31, 2006	$1,677	$28
Net actuarial (gain) loss arising during the period	(755)	(300)
Net actuarial gain (loss) amortized to net periodic benefit cost	(151)	(1)
Prior service cost arising during the period	—	41
Prior service (cost) credit amortized to net periodic benefit cost	2	1
Translation adjustment and other	12	2

Items not yet recognized as a component of net periodic cost— December 31, 2007	$785	$(229)

        The net actuarial (gain) loss is recognized as a component of net periodic cost amortized over the average remaining service period of active employees expected to receive benefits. Estimates of the net actuarial (gain) loss and prior service cost (credit) expected to be recognized as component of net periodic benefit cost during 2008 are shown in the table below.

($ in millions)	Pension benefits	Postretirement benefits
Net actuarial (gain) loss	$34	$(21)
Prior service cost (credit)	(2)	1

        The accumulated benefit obligation ("ABO") for all defined benefit pension plans was $4.42 billion and $4.46 billion at December 31, 2007 and 2006, respectively. The ABO is the actuarial present value of all benefits attributed by the pension benefit formula to employee service rendered at the measurement date. However, it differs from the PBO due to the exclusion of an assumption as to future compensation levels.

        The PBO, ABO and fair value of plan assets for the Company's pension plans with an ABO in excess of plan assets were $175 million, $175 million, and $5 million, respectively as of December 31, 2007, and $246 million, $181 million, and $3 million, respectively as of December 31, 2006. Included in the accrued benefit cost of the pension benefits are certain unfunded non-qualified plans with accrued benefit costs of $170 million and $177 million for 2007 and 2006, respectively.

        The changes in benefit obligations for all plans for the years ended December 31 are as follows:

	Pension benefits		Postretirement benefits
($ in millions)	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation, beginning of year	$5,293	$5,187	$1,115	$1,140
Service cost	162	185	24	26
Interest cost	311	304	65	68
Participant contributions	2	1	41	40
Actuarial (gain) loss	(349)	162	(300)	(84)
Benefits paid	(455)	(542)	(86)	(78)
Plan amendment(1)	—	—	41	—
Translation adjustment and other	38	(4)	8	3

Benefit obligation, end of year	$5,002	$5,293	$908	$1,115

(1)
In 2007, the Company amended its postretirement benefits plan to allow Exclusive Agent Independent contractors who met eligibility requirements at the time of conversion from an employee agent, to enroll in the retiree medical plan under certain circumstances.

        Benefits paid include lump sum distributions, a portion of which may trigger settlement accounting treatment.

Components of net periodic cost

        The components of net periodic cost for all plans for the years ended December 31 are as follows:

	Pension benefits			Postretirement benefits
($ in millions)	2007	2006	2005	2007	2006	2005
Service cost(1)	$162	$185	$206	$24	$26	$30
Interest cost	311	304	283	65	68	65
Expected return on plan assets	(354)	(321)	(313)	—	—	—
Amortization of:
Prior service cost (credit)	(2)	(3)	(3)	(1)	(1)	(1)
Net actuarial loss	116	143	135	1	1	7
Settlement loss(2)	35	142	28	—	—	—
Special termination benefit	—	—	—	—	3	—

Net periodic cost	$268	$450	$336	$89	$97	$101

(1)
In 2005, the Company recognized $19 million and $4 million pre-tax for pension and postretirement benefits, respectively, related to a non-recurring increase in liability for future benefits of a discontinued benefit plan.

(2)
In 2006, the Company recognized a $142 million pre-tax non-cash settlement charge as a result of higher lump sum payments to participants of the Company's pension plans.

Assumptions

        Weighted average assumptions used to determine net pension cost and net postretirement benefit cost for the years ended December 31 are:

	Pension benefits			Postretirement benefits
($ in millions)	2007	2006	2005	2007	2006	2005
Weighted average discount rate	6.00%	6.00%	5.75%	6.00%	6.00%	5.75%
Rate of increase in compensation levels	4.0-4.5	4.0-4.5	4.0-4.5	n/a	n/a	n/a
Expected long-term rate of return on plan assets	8.5	8.5	8.5	n/a	n/a	n/a

        Weighted-average assumptions used to determine benefit obligations at December 31, based on an October 31 measurement date, are:

	Pension benefits		Postretirement benefits
	2007	2006	2007	2006
Discount rate	6.50%	6.00%	6.50%	6.00%
Rate of increase in compensation levels	4.0-4.5	4.0-4.5	n/a	n/a

        The weighted average health care cost trend rate used in measuring the accumulated postretirement benefit cost is 8.5% for 2008, gradually declining to 5.0% in 2015 and remaining at that level thereafter.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one percentage-point increase in assumed health care cost trend rates would increase the total of the service and interest cost components of net periodic benefit cost of other postretirement benefits and the APBO by $7 million and $64 million, respectively. A one percentage-point decrease in assumed health care cost trend rates would decrease the total of the service and interest cost components of net periodic benefit cost of other postretirement benefits and the APBO by $6 million and $52 million, respectively.

Pension Plan Assets

        The pension plans target percentage of plan assets at 2007 and the actual percentage of plan assets, by asset category at December 31 are as follows:

	Target percentage of plan assets	Percentage of plan assets
Asset Category
	2007	2007	2006
U.S. equity securities	47%	48%	50%
International equity securities	15	14	14
U.S. Government fixed income securities	19	18	16
U.S. corporate fixed income securities	12	15	14
Real estate	4	4	3
Other	3	1	3

Total	100%	100%	100%

        The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. This assumption is reviewed annually giving consideration to appropriate financial data including, but not limited to, the plan asset allocation, the period over which benefits will be paid, historical returns on plan assets and other relevant market data. A consistent method was used to determine the expected long-term return on plan assets assumption at December 31, 2007 and 2006 of 8.5%. As of the 2007 measurement date, the arithmetic average of the annual actual return on plan assets for the most recent 10 and 5 years was 9.1% and 13.7%, respectively.

        Pension plan assets include $11 million and $12 million of the Company's common stock at December 31, 2007 and 2006. No plan assets are expected to be returned to the Company during 2008.

        The change in pension plan assets for the years ended December 31 is as follows:

($ in millions)	2007	2006
Fair value of plan assets, beginning of year	$4,636	$4,487
Actual return on plan assets	760	571
Employer contribution	152	134
Benefits paid	(455)	(542)
Translation adjustment and other	39	(14)

Fair value of plan assets, end of year	$5,132	$4,636

Cash Flows

        There was no minimum funding requirement under the IRC for the tax qualified pension plans as of December 31, 2007. The Company currently plans to contribute $150 million to its pension plans in 2008.

        The Company contributed $45 million and $38 million to the postretirement benefit plans in 2007 and 2006, respectively. Contributions by participants were $41 million and $40 million in 2007 and 2006.

Estimated Future Benefit Payments

        Estimated future benefit payments expected to be paid in the next 10 years, based on the assumptions used to measure the Company's benefit obligation at December 31, 2007, and the estimated subsidy to be received are as follows:

		Postretirement benefits
($ in millions)	Pension benefits	Gross benefit payments	Gross Medicare Part D (receipts)
2008	$265	$53	$(3)
2009	261	54	(3)
2010	291	56	(3)
2011	317	58	(3)
2012	344	60	(3)
2013-2017	2,141	331	(21)

Total benefit payments	$3,619	$612	$(36)

Profit sharing plans

        Employees of the Company, with the exception of those employed by the Company's international subsidiaries and Sterling Collision Centers ("Sterling") subsidiary, are eligible to become members of The Savings and Profit Sharing Fund of Allstate Employees ("Allstate Plan"). The Company's contributions are based on the Company's matching obligation and performance. The Company is responsible for funding its anticipated contribution to the Allstate Plan, and may, at the discretion of management, use the ESOP to pre-fund certain portions. In connection with the Allstate Plan, the Company has a note from the ESOP with a principal balance of $27 million at December 31, 2007. The ESOP note has a fixed interest rate of 7.9% and matures in 2019. The Company records dividends on the ESOP shares in retained income and all the shares held by the ESOP are included in basic and diluted weighted average common shares outstanding.

        The Company's contribution to the Allstate Plan was $124 million, $127 million and $48 million in 2007, 2006 and 2005, respectively. These amounts were reduced by the ESOP benefit computed for the years ended December 31 as follows:

($ in millions)	2007	2006	2005
Interest expense recognized by ESOP	$3	$4	$4
Less dividends accrued on ESOP shares	(12)	(14)	(7)
Cost of shares allocated	19	16	6

Compensation expense	10	6	3
Reduction of defined contribution due to ESOP	119	122	43

ESOP benefit	$(109)	$(116)	$(40)

        The Company contributed $13 million, $13 million and $16 million to the ESOP in 2007, 2006 and 2005, respectively. At December 31, 2007, total committed to be released, allocated and unallocated ESOP shares were 2 million, 31 million and 6 million, respectively.

        Allstate has profit sharing plans for eligible employees of its Canadian insurance subsidiaries and Sterling. Profit sharing expense for these plans was $8 million, $9 million and $10 million in 2007, 2006 and 2005, respectively.

17.  Equity Incentive Plans

        The Company currently has two equity incentive plans that permit it to grant nonqualified stock options, incentive stock options, restricted or unrestricted shares of the Company's stock and restricted stock units to certain employees and directors of the Company. The total compensation expense related to equity awards was $90 million, $98 million and $87 million and the total income tax benefits were $30 million, $34 million and $31 million for the years ended December 31, 2007, 2006 and 2005, respectively. Total cash received from the exercise of options was $109 million, $239 million and $281 million for the years ended December 31, 2007, 2006 and 2005, respectively. Total tax benefit realized on options exercised and stock unrestricted was $43 million, $67 million and $75 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        The Company records compensation expense related to awards under these plans over the vesting period of each grant. The Company records compensation expense for employees eligible for continued vesting upon retirement over the vesting period to the date that the employee is eligible for retirement. As of December 31, 2007, total unrecognized compensation cost related to all nonvested awards was $99 million, which is expected to be recognized over the weighted average vesting period of 2.15 years.

        Options are granted under the plans at exercise prices equal to the fair value of the Company's common stock on the applicable grant date. The options granted under the Allstate plans generally vest ratably over a four-year period. For directors, vesting is generally over a three-year period. The options granted may be exercised once vested and will expire ten years after the date of grant unless the employee or director retires. After retirement, employee stock options vest as scheduled. For directors, vesting accelerates to the date of retirement. When the options become vested, they may be exercised on or before the earlier of the option expiration date or the fifth anniversary of the employee's or director's retirement. Restricted stock and restricted stock units generally vest and unrestrict in full on the fourth anniversary of the grant date, except for directors which vest immediately and unrestrict one year after leaving the board. The awards are subject to forfeiture upon termination. For terminations due to retirement, shares continue to unrestrict as provided for in the original grant. As disclosed in Note 12, in 2006 the Company accelerated the vesting of stock-based incentive compensation as a one-time benefit for employees electing its VTO program.

        A total of 49.6 million shares of common stock were originally authorized to be used for awards under the plans, subject to adjustment in accordance with the plans' terms. At December 31, 2007, 18.8 million shares were reserved and remained available for future issuance under these plans. The Company uses its treasury shares for these issuances.

        The fair value of each option grant is estimated on the date of grant using a binomial lattice model. The Company uses historical data to estimate option exercise and employee termination within the valuation model. In addition, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the binominal lattice model and represents the period of time that options granted are expected to be outstanding. The expected volatility of fair value is implied based on traded options and historical volatility of the Company's common stock. The expected dividends are based on the current dividend yield of the Company's stock as of the date of the grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used are shown in the following table.

	2007	2006	2005
Weighted average expected term	6.9 years	7.1 years	7.3 years
Expected volatility	14.4 - 37.7%	17.0 - 30.0%	12.8 - 30.0%
Weighted average volatility	23.2%	28.1%	27.4%
Expected dividends	2.3%	2.6%	2.4%
Risk-free rate	2.8 - 5.3%	4.3 - 5.2%	2.3 - 4.5%

        A summary of option activity for the year ended December 31, 2007 is shown in the following table.

	Number (in 000s)	Weighted average exercise price	Aggregate intrinsic value (in 000s)	Weighted average remaining contractual term
Outstanding at January 1, 2007	22,511	$43.80
Granted	4,192	62.03
Exercised	(2,876)	37.79
Forfeited	(594)	54.26
Expired	(70)	56.57

Outstanding at December 31, 2007:	23,163	$47.54	$108,634	5.9

Outstanding, net of expected forfeitures	22,366	$47.54	$104,897	5.9

Outstanding, exercisable ("vested")	13,199	$40.89	$149,677	4.9

        The weighted average grant date fair value of options granted was $16.08, $15.25 and $14.52 during the years ended December 31, 2007, 2006 and 2005, respectively. The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $68 million, $149 million and $169 million during the years ended December 31, 2007, 2006 and 2005, respectively. The total fair value of options vested was $57 million, $61 million and $80 million during the years ended December 31, 2007, 2006 and 2005, respectively.

        The changes in restricted stock and restricted stock units are shown in the following table for the year ended December 31, 2007.

	Number (in 000s)	Weighted average grant date fair value
Nonvested at January 1, 2007	2,834	$45.43
Granted	587	61.75
Vested	(1,005)	34.15
Forfeited	(146)	52.23

Nonvested at December 31, 2007	2,270	$54.20

        The fair value of restricted stock and restricted stock units is based on the market value of the Company's stock as of the date of the grant. The market value in part reflects the payment of future dividends expected. The weighted average grant date fair value of restricted stock and restricted stock units granted was $61.75, $54.10 and $53.12 during the years ended December 31, 2007, 2006 and 2005, respectively. The total fair value of restricted stock and restricted stock units vested was $34 million, $7 million and $0.3 million during the years ended December 31, 2007, 2006 and 2005, respectively.

        The following table illustrates the effect on net income and earnings per share as if SFAS No. 123 had been applied to all outstanding and unvested options during 2005.

($ in millions, except per share data)	2005
Net income, as reported(1)	$1,765
Add: Stock option expense included in reported net income, after-tax	31
Deduct: Total stock option expense determined under fair value based method for all options, after-tax	(46)

Pro forma net income	$1,750

Earnings per share–basic
As reported	$2.67
Pro forma	2.64
Earnings per share–diluted
As reported	2.64
Pro forma	2.62

(1)
In 2005, the Company recognized a total of $21 million after-tax related to the acceleration of deferred compensation expense on unvested stock awards granted to employees eligible for continued vesting upon retirement including $12 million after-tax on unvested stock options (included in the table above) and $9 million after-tax on restricted stock.

        The tax benefit realized in 2007, 2006 and 2005 related to tax deductions from stock option exercises and included in shareholders' equity was $20 million, $47 million and $56 million, respectively. The tax benefit realized in 2007, 2006 and 2005 related to all stock-based compensation and credited directly to shareholders' equity was $30 million, $53 million and $62 million, respectively.

18.  Business Segments

        Allstate management is organized around products and services, and this structure is considered in the identification of its four reportable segments. These segments and their respective operations are as follows:

        Allstate Protection sells principally private passenger auto and homeowners insurance in the United States and Canada. Revenues from external customers generated outside the United States were $668 million, $614 million and $578 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company evaluates the results of this segment based upon underwriting results.

        Discontinued Lines and Coverages consists of business no longer written by Allstate, including results from asbestos, environmental and other discontinued lines claims, and certain commercial and other businesses in run-off. This segment also includes the historical results of the commercial and reinsurance businesses sold in 1996. The Company evaluates the results of this segment based upon underwriting results.

        Allstate Financial sells life insurance, retirement and investment products and voluntary accident and health insurance products to individual and institutional customers. The principal individual products are fixed annuities; interest-sensitive, traditional and variable life insurance; and voluntary accident and health insurance. The principal institutional product is funding agreements backing medium-term notes issued to institutional and individual investors. Banking products and services are also offered to customers through the Allstate Bank. Revenues from external customers generated outside the United States were immaterial with respect to Allstate Financial total revenues for the years ended December 31, 2007, 2006 and 2005. The Company evaluates the results of this segment based upon operating income.

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

Measuring segment profit or loss

        The measure of segment profit or loss used by Allstate's management in evaluating performance is underwriting income (loss) for the Allstate Protection and Discontinued Lines and Coverages segments and operating income (loss) for Allstate Financial and Corporate and Other segments. A reconciliation of these measures to net income is provided below.

        Underwriting income (loss) is calculated as premiums earned, less claims and claims expenses ("losses"), amortization of DAC, operating costs and expenses, and restructuring and related charges as determined using GAAP.

        Operating income (loss) is net income (loss) excluding:

  •
  realized capital gains and losses, after-tax, except for periodic settlements and accruals on non-hedge derivative instruments, which are reported with realized capital gains and losses but included in operating income,

  •
  amortization of DAC and DSI, to the extent they resulted from the recognition of certain realized capital gains and losses,

  •
  (gain) loss on disposition of operations, after-tax, and

  •
  adjustments for other significant non-recurring, infrequent or unusual items, when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, or (b) there has been no similar charge or gain within the prior two years.

        Summarized revenue data for each of the Company's business segments for the years ended December 31 are as follows:

($ in millions)	2007	2006	2005
Revenues
Property-Liability
Property-liability insurance premiums earned
Standard auto	$17,079	$16,750	$16,220
Non-standard auto	1,308	1,535	1,767
Homeowners	6,283	6,383	6,375
Other	2,562	2,698	2,676

Allstate Protection	27,232	27,366	27,038
Discontinued Lines and Coverages	1	3	1

Total property-liability insurance premiums earned	27,233	27,369	27,039
Net investment income	1,972	1,854	1,791
Realized capital gains and losses	1,416	348	516

Total Property-Liability	30,621	29,571	29,346
Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	286	281	282
Immediate fixed annuities with life contingencies	204	278	197
Accident and health and other	380	340	439

Total life and annuity premiums	870	899	918
Interest-sensitive life insurance	916	853	786
Fixed annuities	79	73	65
Variable annuities	1	139	280

Total contract charges	996	1,065	1,131

Total life and annuity premiums and contract charges	1,866	1,964	2,049
Net investment income	4,297	4,173	3,830
Realized capital gains and losses	(193)	(77)	19

Total Allstate Financial	5,970	6,060	5,898
Corporate and Other
Service fees	10	10	9
Net investment income	166	150	125
Realized capital gains and losses	12	15	14

Total Corporate and Other before reclassification of service fees	188	175	148
Reclassification of service fees(1)	(10)	(10)	(9)

Total Corporate and Other	178	165	139

Consolidated Revenues	$36,769	$35,796	$35,383

(1)
For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

        Summarized financial performance data for each of the Company's reportable segments for the years ended December 31 are as follows:

($ in millions)	2007	2006	2005
Net Income
Property-Liability
Underwriting income (loss)
Allstate Protection	$2,838	$4,636	$(461)
Discontinued Lines and Coverages	(54)	(139)	(175)

Total underwriting (loss) income	2,784	4,497	(636)
Net investment income	1,972	1,854	1,791
Income tax expense on operations	(1,413)	(1,963)	(63)
Realized capital gains and losses, after-tax	915	227	339
Loss on disposition of operations, after-tax	—	(1)	—

Property-Liability net income	4,258	4,614	1,431
Allstate Financial
Life and annuity premiums and contract charges	1,866	1,964	2,049
Net investment income	4,297	4,173	3,830
Periodic settlements and accruals on non-hedge derivative financial instruments	46	56	63
Contract benefits and interest credit to contractholder funds	(4,271)	(4,184)	(3,986)
Operating costs and expenses and amortization of deferred acquisition costs	(1,042)	(1,117)	(1,107)
Restructuring and related charges	(2)	(24)	(2)
Income tax expense on operations	(279)	(274)	(266)

Operating income	615	594	581
Realized capital gains and losses, after-tax	(125)	(50)	12
DAC and DSI amortization relating to realized capital gains and losses, after-tax	12	36	(103)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(29)	(36)	(40)
Non-recurring items, after-tax(1)	—	(18)	(22)
Loss on disposition of operations, after-tax	(8)	(62)	(12)

Allstate Financial net income	465	464	416
Corporate and Other
Service fees(2)	10	10	9
Net investment income	166	150	125
Operating costs and expenses	(371)	(366)	(335)
Income tax benefit on operations	100	112	110

Operating loss	(95)	(94)	(91)
Realized capital gains and losses, after-tax	8	9	9

Corporate and Other net (loss)	(87)	(85)	(82)

Consolidated net income	$4,636	$4,993	$1,765

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

        Additional significant financial performance data for each of the Company's reportable segments for the years ended December 31 are as follows:

($ in millions)	2007	2006	2005
Amortization of deferred policy acquisition costs
Property-Liability	$4,121	$4,131	$4,092
Allstate Financial	583	626	629

Consolidated	$4,704	$4,757	$4,721

Income tax expense (benefit)
Property-Liability	$1,914	$2,084	$240
Allstate Financial	199	207	188
Corporate and Other	(96)	(106)	(105)

Consolidated	$2,017	$2,185	$323

        Interest expense is primarily incurred in the Corporate and Other segment. Capital expenditures for long-lived assets are generally made in the Property-Liability segment. A portion of these long-lived assets are used by entities included in the Allstate Financial and Corporate and Other segments, and accordingly, are charged expenses in proportion to their use.

        Summarized data for total assets and investments for each of the Company's reportable segments as of December 31 are as follows:

($ in millions)	2007	2006	2005
Assets
Property-Liability	$53,460	$53,952	$53,604
Allstate Financial	98,949	101,317	98,795
Corporate and Other	3,999	2,285	3,673

Consolidated	$156,408	$157,554	$156,072

Investments
Property-Liability	40,905	41,663	39,574
Allstate Financial	74,256	75,951	75,233
Corporate and Other	3,819	2,143	3,490

Consolidated	$118,980	$119,757	$118,297

        The balances above reflect the elimination of related party investments between the Allstate Financial and Corporate and Other segments. The composition of the segments was revised in 2006. The loan protection business previously managed by Allstate Financial is now being managed by Allstate Protection. The revenue results of this business are included in other property-liability insurance premiums earned in 2007 and 2006, and in accident and health and other in life and annuity premiums and contract charges in 2005. Goodwill related to this business totaling $116 million was also reflected in the Allstate Financial segment in 2005 and Property-Liability in 2006 and 2007. The amounts are not material and therefore the segment results for prior periods have not been reclassified.

19.  Other Comprehensive Income

        The components of other comprehensive (loss) income on a pre-tax and after-tax basis for the years ended December 31 are as follows:

	2007			2006			2005
($ in millions)	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- Tax
Unrealized net holding (losses) gains arising during the period, net of related offsets	$(612)	$214	$(398)	$363	$(127)	$236	$(971)	$340	$(631)
Less: reclassification adjustment of realized capital gains and losses	1,212	(424)	788	388	(136)	252	411	(144)	267

Unrealized net capital gains and losses	(1,824)	638	(1,186)	(25)	9	(16)	(1,382)	484	(898)
Unrealized foreign currency translation adjustments	82	(29)	53	6	(2)	4	9	(3)	6
Unrealized minimum pension liability adjustments	—	—	—	(22)	8	(14)	552	(193)	359
Net funded status of pension and other postretirement benefit obligations	1,150	(385)	765	—	—	—	—	—	—

Other comprehensive (loss) income	$(592)	$224	$(368)	$(41)	$15	$(26)	$(821)	$288	$(533)

20.  Quarterly Results (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
($ in millions, except per share data)	2007	2006	2007	2006	2007	2006	2007	2006
Revenues	$9,331	$9,081	$9,455	$8,875	$8,992	$8,738	$8,991	$9,102
Net income	1,495	1,415	1,403	1,207	978	1,158	760	1,213
Net Income Earnings per share–Basic	2.42	2.20	2.33	1.91	1.70	1.84	1.38	1.94
Net Income Earnings per share–Diluted	2.41	2.19	2.30	1.89	1.70	1.83	1.36	1.93

Report of Independent Registered Public Accounting Firm

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
THE ALLSTATE CORPORATION

        We have audited the accompanying Consolidated Statements of Financial Position of The Allstate Corporation and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2007. We also have audited the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Allstate Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes and accounting for deferred acquisition costs associated with internal replacements in 2007 and defined pension and other postretirement plans in 2006.

Deloitte & Touche LLP

Chicago, Illinois
February 26, 2008

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

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria related to internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued their attestation report on the Company's internal control over financial reporting, which is included herein.

        Changes in Internal Control over Financial Reporting.      During the fiscal quarter ended December 31, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

        The following disclosures relate to actions taken by the Board of Directors of The Allstate Corporation and its committees on February 26, 2008 and would otherwise have been reported during the first fiscal quarter of 2008 on a Form 8-K under the heading "Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers:"

  •
  The Registrant maintains two shareholder-approved plans under which executive officers have the opportunity to receive an annual cash award based on achievement with regard to performance measures over a one-year period. The Annual Covered Employee Incentive Compensation Plan ("Covered Employee Plan") governs awards to those executive officers who are considered "covered employees" as defined in Section 162(m)(3) of the Internal Revenue Code. Annual incentive awards to all other executive officers are governed by and made under the Annual Executive Incentive Compensation Plan ("Executive Plan"). The Compensation and Succession Committee establishes performance measures for each fiscal year and sets threshold, target and maximum award opportunities. The Committee has the authority to adjust the amount of awards, but has no authority to increase the amount of an award otherwise payable under the Covered Employee Plan. The Committee approved performance measures and target award opportunities under the plans for 2008. The same performance measures apply to both the Covered Employee Plan and Executive Plan. These performance measures and target awards are described on Exhibit 10.5.

  •
  The Registrant maintains a shareholder-approved Long-Term Executive Incentive Compensation Plan to provide certain executives, including the executive officers, the opportunity to receive a cash award based on achievement with regard to performance measures over a three-year cycle. The Compensation and Succession Committee establishes performance measures for each cycle and sets threshold, target and maximum award opportunities. The amount of each executive's payout is dependent on achievement with regard to the performance measures. The Committee has the authority to adjust the amount of awards payable under the Plan, but has no authority to increase the amount of an award otherwise payable to a "covered employee" as defined in Section 162(m)(3) of the Internal Revenue Code. The Committee approved performance measures and target award opportunities for the 2008-2010 three-year performance cycle. These performance measures and target awards are described on Exhibit 10.10.

In addition, on February 26, 2008:

  •
  The Registrant began entering into a revised form of Tier One Change of Control Employment Agreement to replace agreements currently in effect with the members of the Board of Directors of Registrant's subsidiary Allstate Insurance Company.

    These change of control arrangements are being revised in order to comply with recently adopted Internal Revenue Service regulations under Section 409A of the Internal Revenue Code regarding deferred compensation ("409A Regulations").

    They also are being revised to eliminate certain benefits based on the recommendation of the Registrant's Compensation and Succession Committee and the advice of that Committee's executive compensation consultant. Under the revised form of change of control agreement, an executive will no longer receive severance benefits for voluntarily terminating employment during the 13th month following a change of control. In order to receive severance benefits following a change of control, the executive must have been terminated by Allstate Insurance Company or a subsidiary without cause or as a result of disability or the executive must have terminated employment for good reason (adverse changes in the terms or conditions of employment such as a material reduction in base compensation, a material change in authority, duties or responsibilities, or a material change in job location). In addition, the amount payable to an executive who terminates employment for good reason or who is terminated without cause or as a result of disability following a change of control will no longer include a component equal to three times the executive's target annualized long-term cash incentive award. Furthermore, the benefits will be available to an executive who terminates employment for good reason or who is terminated without cause or as a result of disability only if such termination occurs within two years (replacing the current three years) following the change of control.

    The revised form of Tier One Change of Control Agreement was approved by the Registrant's Board of Directors to be effective as of December 31, 2007. A copy of the revised form is attached hereto as Exhibit 10.29.

  •
  Edward M. Liddy, Chairman of the Board of Registrant, and Danny L. Hale, Vice President and Chief Financial Officer of Registrant, terminated their change of control employment agreements effective December 31, 2007. Both will be retiring in the spring of 2008 and will not be entering into any new form of change of control arrangement. The form of termination is attached hereto as Exhibit 10.31.

  •
  The Registrant issued a press release announcing the following:

  1.
  Edward M. Liddy, the Registrant's Chairman, will be retiring on April 30, 2008;

  2.
  Thomas J. Wilson, currently the Registrant's President and Chief Executive Officer, has been elected Chairman of the Board, President and Chief Executive Officer effective May 1, 2008;

  3.
  Danny L. Hale, the Registrant's Vice President and Chief Financial Officer, will be retiring on March 31, 2008; and

  4.
  Samuel H. Pilch, the Registrant's Controller, has been elected Acting Vice President and Chief Financial Officer effective March 3, 2008.

    The press release is attached hereto as Exhibit 99.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

        Information regarding directors of The Allstate Corporation standing for election at the 2008 annual stockholders meeting is incorporated in this Item 10 by reference to the descriptions in the Proxy Statement under the captions "Items to be Voted On—Item 1. Election of Directors."

        The following information pertains to directors who will not be standing for re-election to the Board of Directors of The Allstate Corporation: James G. Andress and Edward M. Liddy.

        James G. Andress, age 69, has served as Director of The Allstate Corporation since 1993. Mr. Andress has served as Chairman and Chief Executive Officer of Warner Chilcott PLC, a pharmaceutical company, from February 1997 until his retirement in January 2000. Mr. Andress also is a director of Sepracor, Inc., Warner Chilcott and Xoma Corporation.

        Edward M. Liddy, age 62, has served as Director and Chairman of The Allstate Corporation since 1999. Mr. Liddy previously served as Chief Executive Officer from January 1999 until December 2006. Mr. Liddy is also a director of The Boeing Company, The Goldman Sachs Group, Inc. and 3M Company.

        Information regarding our audit committee and audit committee financial experts is incorporated in this Item 10 by reference to the first paragraph of the discussion under the captions "Corporate Governance Practices—Board Committees—Audit Committee" in the Proxy Statement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding security ownership of certain beneficial owners and management is incorporated in this Item 12 by reference to the sections of the Proxy Statement with the following captions:

  •
  Security Ownership of Directors and Executive Officers

  •
  Security Ownership of Certain Beneficial Owners

Equity Compensation Plan Information

        The following table includes information as of December 31, 2007 with respect to The Allstate Corporation's equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders(1)	24,981,797(2)	$44.08	18,767,787(3)
Total	24,981,797(2)	$44.08	18,767,787(3)

(1)
Consists of the Equity Incentive Plan, the Amended and Restated 2001 Equity Incentive Plan, Equity Incentive Plan for Non-Employee Directors and the 2006 Equity Compensation Plan for Non-Employee Directors.

(2)
Outstanding restricted stock units ("RSUs") convert to common stock without the payment of consideration. As of December 31, 2007, 1,819,132 RSUs were outstanding. The weighted-average exercise price of outstanding options, warrants and rights excluding RSUs was $47.54.

(3)
Includes 18,302,014 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock and stock in lieu of cash under the Amended and Restated 2001 Equity Incentive Plan; and 465,773 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units and stock in lieu of cash compensation under the 2006 Equity Compensation Plan for Non-Employee Directors.

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

3(i)	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on May 17, 2007, incorporated herein by reference to Exhibit 3(i) to The Allstate Corporation current report on Form 8-K dated May 11, 2007
3(ii)	Amended and Restated By-Laws of The Allstate Corporation effective February 20, 2007, incorporated herein by reference to Exhibit 3(ii) to The Allstate Corporation annual report on Form 10-K for 2006

4(iii)
The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries.
10.1
Credit Agreement dated May 8, 2007, among The Allstate Corporation, Allstate Insurance Company and Allstate Life Insurance Company, as borrowers; the Lenders party thereto, Wachovia Bank, National Association, as Syndication Agent; Bank of America, N.A. and Citibank, N.A., as Documentation Agents; Lehman Brothers Bank, FSB, Merrill Lynch Bank USA, Morgan Stanley Bank and William Street Commitment Corporation, as Co-Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent; incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K dated May 3, 2007
10.2*	The Allstate Corporation Annual Covered Employee Incentive Compensation Plan, as amended and restated effective November 13, 2007
10.3*	The Allstate Corporation Annual Executive Incentive Compensation Plan, as amended and restated as of November 13, 2007
10.4*
The Allstate Corporation Annual Incentive Plans—Performance Goals and Target Awards for 2007, incorporated herein by reference to Exhibit 10.5 to The Allstate Corporation annual report on Form 10-K for 2006
10.5*	The Allstate Corporation Annual Incentive Plans—Performance Goals and Target Awards for 2008
10.6*	The Allstate Corporation Long-Term Executive Incentive Compensation Plan, as amended and restated effective November 13, 2007
10.7*
The Allstate Corporation Long-Term Executive Incentive Compensation Plan—Performance Goals and Target Awards for the 2003-2005, 2004-2006, and 2005-2007 Cycles, incorporated herein by reference to Exhibit 10.7 to The Allstate Corporation annual report on Form 10-K for 2005
10.8*
The Allstate Corporation Long-Term Executive Incentive Compensation Plan—Performance Goals and Target Awards for the 2006-2008 Cycle, incorporated herein by reference to Exhibit 10.8 to The Allstate Corporation annual report on Form 10-K for 2005
10.9*
The Allstate Corporation Long-Term Executive Incentive Compensation Plan—Performance Goals and Target Awards for the 2007-2009 Cycle, incorporated herein by reference to Exhibit 10.9 to The Allstate Corporation annual report on Form 10-K for 2006
10.10*	The Allstate Corporation Long-Term Executive Incentive Compensation Plan—Performance Goals and Target Awards for the 2008-2010 Cycle
10.11*
The Allstate Corporation Deferred Compensation Plan, as amended and restated as of May 28, 2004, incorporated herein by reference to Exhibit 10.2 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended June 30, 2004
10.12*
The Allstate Corporation Amended and Restated 2001 Equity Incentive Plan, as amended and restated effective February 20, 2007, incorporated herein by reference to Exhibit 10.11 to The Allstate Corporation annual report on Form 10-K for 2006
10.13*
Form of Executive Officer Option Award Agreement under The Allstate Corporation Amended and Restated 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed July 20, 2006
10.14*
Form of Executive Officer Option Award Agreement dated May 15, 2001 under The Allstate Corporation 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.4 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended June 30, 2001

10.15*
Form of Executive Officer Option Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.19 to The Allstate Corporation annual report on Form 10-K for 2003
10.16*
Form of Executive Officer Restricted Stock Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.20 to The Allstate Corporation annual report on Form 10-K for 2003
10.17*
Form of Executive Officer Restricted Stock Unit Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan incorporated herein by reference to Exhibit 10.15 to The Allstate Corporation annual report on Form 10-K for 2005
10.18*
The Allstate Corporation Equity Incentive Plan, as amended and restated effective February 20, 2007, incorporated herein by reference to Exhibit 10.17 to The Allstate Corporation annual report on Form 10-K for 2006
10.19*	Form of stock option under The Allstate Corporation Equity Incentive Plan, incorporated by reference to Exhibit 10.15 to The Allstate Corporation annual report on Form 10-K for 1999
10.20*	Form of stock option with reload under The Allstate Corporation Equity Incentive Plan, incorporated by reference to Exhibit 10.16 to The Allstate Corporation annual report on Form 10-K for 1999
10.21*	Form of restricted stock grant under The Allstate Corporation Equity Incentive Plan, incorporated by reference to Exhibit 10.17 to The Allstate Corporation annual report on Form 10-K for 1999
10.22*
Allstate Insurance Company Supplemental Retirement Income Plan, as amended and restated effective January 1, 1996, incorporated herein by reference to Exhibit 10.11 to The Allstate Corporation annual report on Form 10-K for 1995
10.23*	Retirement Benefits of Edward M. Liddy, incorporated herein by reference to Exhibit 10.21 to The Allstate Corporation annual report on Form 10-K for 2003
10.24*	Retirement Benefits of Casey J. Sylla, incorporated herein by reference to Exhibit 10.23 to The Allstate Corporation annual report on Form 10-K for 2005
10.25*	CEO Change of Control Employment Agreement, incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended March 31, 1999
10.26*
Form of Other Executive Officer Change of Control Employment Agreement—Tier One, incorporated herein by reference to Exhibit 10.4 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended March 31, 1999
10.27*	Form of Other Executive Officer Change of Control Employment Agreement—Tier One, incorporated herein by reference to Exhibit 10.26 to The Allstate Corporation annual report on Form 10-K for 2002
10.28*	Form of Other Executive Officer Change of Control Employment Agreement—Tier Two, incorporated herein by reference to Exhibit 10.25 to The Allstate Corporation annual report on Form 10-K for 2003
10.29*	Form of Tier One Change of Control Employment Agreement first entered into on February 26, 2008 to be effective as of December 31, 2007
10.30*	Form of Tier Two Change of Control Employment Agreement first entered into on February 26, 2008 to be effective as of December 31, 2007
10.31*	Form of Termination of Change of Control Employment Agreement

10.32*	Letter dated December 9, 2002 to Danny L. Hale, incorporated herein by reference to Exhibit 10.26 to The Allstate Corporation annual report on Form 10-K for 2003
10.33*	Letter dated July 14, 2002 to Eric A. Simonson, incorporated herein by reference to Exhibit 10.27 to The Allstate Corporation annual report on Form 10-K for 2003
10.34*	Summary of The Allstate Corporation Non-Employee Director Compensation, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed September 12, 2006
10.35*
The Allstate Corporation Amended and Restated Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of February 5, 1997, incorporated herein by reference to Exhibit 10.13 to The Allstate Corporation annual report on Form 10-K for 1997
10.36*
The Allstate Corporation Equity Incentive Plan for Non-Employee Directors as amended and restated effective as of February 20, 2007, incorporated herein by reference to Exhibit 10.33 to The Allstate Corporation annual report on Form 10-K for 2006
10.37*
The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, as amended and restated effective February 20, 2007, incorporated herein by reference to Exhibit 10.34 to The Allstate Corporation annual report on Form 10-K for 2006
10.38*
Form of Option Award Agreement under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation current report on Form 8-K filed May 19, 2006
10.39*
Form of Restricted Stock Unit Award Agreement under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.4 to The Allstate Corporation current report on Form 8-K filed May 19, 2006
10.40*
Form of Indemnification Agreement between the Registrant and Director incorporated herein by reference to Exhibit 10.2 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended June 30, 2007
12	Computation of Earnings to Fixed Charges Ratio
21	Subsidiaries of The Allstate Corporation
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32	Section 1350 Certification
99	Registrant's Press Release Dated February 26, 2008

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
February 26, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ THOMAS J. WILSON Thomas J. Wilson	President and Chief Executive Officer and a Director (Principal Executive Officer)	February 26, 2008
/s/ DANNY L. HALE Danny L. Hale	Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2008
/s/ EDWARD M. LIDDY Edward M. Liddy	Chairman of the Board of Directors and a Director	February 26, 2008
/s/ F. DUANE ACKERMAN F. Duane Ackerman	Director	February 26, 2008
James G. Andress	Director	February 26, 2008
Robert D. Beyer	Director	February 26, 2008
/s/ W. JAMES FARRELL W. James Farrell	Director	February 26, 2008
/s/ JACK M. GREENBERG Jack M. Greenberg	Director	February 26, 2008
Ronald T. LeMay	Director	February 26, 2008

J. Christopher Reyes	Director	February 26, 2008
/s/ H. JOHN RILEY, JR. H. John Riley, Jr.	Director	February 26, 2008
/s/ JOSHUA I. SMITH Joshua I. Smith	Director	February 26, 2008
/s/ JUDITH A. SPRIESER Judith A. Sprieser	Director	February 26, 2008
/s/ MARY ALICE TAYLOR Mary Alice Taylor	Director	February 26, 2008

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE I—SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2007

(in millions)	Cost/ amortized cost	Fair value	Amount at which shown in the Balance Sheet
Type of investment
Fixed Maturities:
Bonds:
United States government, government agencies and authorities	$3,503	$4,421	$4,421
States, municipalities and political subdivisions	24,587	25,307	25,307
Foreign governments	2,542	2,936	2,936
Public utilities	5,739	5,915	5,915
Convertibles and bonds with warrants attached	2,370	2,394	2,394
All other corporate bonds	30,289	30,179	30,179
Asset-backed securities	9,495	8,679	8,679
Mortgage-backed securities	7,002	6,959	6,959
Commercial mortgage-backed securities	7,925	7,617	7,617
Redeemable preferred stocks	43	44	44

Total fixed maturities	93,495	$94,451	94,451

Equity Securities:
Common Stocks:
Public utilities	101	$142	142
Banks, trusts and insurance companies	555	631	631
Industrial, miscellaneous and all other	3,165	4,050	4,050
Nonredeemable preferred stocks	446	434	434

Total equity securities	4,267	$5,257	5,257

Mortgage loans on real estate	10,830		10,830
Real estate acquired in satisfaction of debt	1		1
Policy loans	1,075		1,075
Derivative instruments	482		473
Limited partnership interests	2,501		2,501
Other long-term investments	1,334		1,334
Short-term investments	3,058		3,058

Total investments	$117,043		$118,980

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

	Year ended December 31,
(in millions)	2007	2006	2005
Revenues
Investment income, less investment expense	$48	$34	$13
Realized capital gains and losses	1	—	—
Other income	112	120	44

	161	154	57
Expenses
Interest expense	328	344	306
Other operating expenses	36	16	15

	364	360	321

Loss from operations before income tax benefit and equity in net income of subsidiaries	(203)	(206)	(264)
Income tax benefit	(118)	(120)	(115)

Loss before equity in net income of subsidiaries	(85)	(86)	(149)
Equity in net income of subsidiaries	4,721	5,079	1,914

Net income	$4,636	$4,993	$1,765

Other comprehensive loss, after-tax
Changes in:
Unrealized net capital gains and losses	(1,186)	(16)	(898)
Unrealized foreign currency translation adjustments	53	4	6
Minimum pension liability adjustment	—	(14)	359
Net funded status of pension and other postretirement benefit obligations	765	—	—

Other comprehensive loss, after-tax	(368)	(26)	(533)

Comprehensive income	$4,268	$4,967	$1,232

See accompanying notes to condensed financial information and notes to Consolidated Financial Statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED)—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF FINANCIAL POSITION

	December 31,
(in millions, except par value data)	2007	2006
Assets
Investments in subsidiaries	$26,103	$25,759
Fixed income securities, at fair value (amortized cost $566)	566	103
Short-term investments	653	458
Cash	11	—
Receivable from subsidiaries	506	482
Other assets	186	178

Total assets	$28,025	$26,980

Liabilities
Long-term debt	$5,600	$4,600
Deferred compensation	255	237
Dividends payable to shareholders	216	218
Other liabilities	103	79

Total liabilities	6,174	5,134

Shareholders' Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 563 million and 622 million shares outstanding	9	9
Additional capital paid-in	3,052	2,939
Retained income	32,796	29,070
Deferred compensation expense	(55)	(72)
Treasury stock, at cost (337 million and 278 million shares)	(14,574)	(11,091)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	888	2,074
Unrealized foreign currency translation adjustments	79	26
Net funded status of pension and other postretirement benefit obligation	(344)	(1,109)

Total accumulated other comprehensive income	623	991

Total shareholders' equity	21,851	21,846

Total liabilities and shareholders' equity	$28,025	$26,980

See accompanying notes to condensed financial information and notes to Consolidated Financial Statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED)—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in millions)	2007	2006	2005
Cash flows from operating activities
Net income	$4,636	$4,993	$1,765
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(4,721)	(5,079)	(1,914)
Dividends received from subsidiaries	4,984	1,861	3,914
Realized capital gains and losses	(1)	—	—
Other operating assets and liabilities	105	20	319

Net cash provided by operating activities	5,003	1,795	4,084

Cash flows from investing activities
Proceeds from sales and collections of investments	242	63	18
Investment purchases	(705)	(166)	(18)
Capital contributions to subsidiaries	(954)	(9)	(202)
Change in short-term investments, net	(195)	774	(737)

Net cash (used in) provided by investing activities	(1,612)	662	(939)

Cash flows from financing activities
Change in short-term debt, net	—	(413)	370
Transfers from (to) subsidiaries through intercompany loan agreement, net	—	413	(370)
Repayment of long-term debt		(750)	(900)
Proceeds from issuance of long-term debt	987	644	789
Dividends paid to shareholders	(901)	(873)	(830)
Treasury stock purchases	(3,604)	(1,770)	(2,484)
Shares reissued under equity incentive plans, net	109	239	281
Excess tax benefits on share-based payment arrangements	29	52	—

Net cash used in financing activities	(3,380)	(2,458)	(3,144)

Net increase (decrease) in cash	11	(1)	1
Cash at beginning of year	—	1	—

Cash at end of year	$11	$—	$1

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
SCHEDULE II (CONTINUED)—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

1.     General

        The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8. The short-term and long-term debt presented in Note 11 "Capital Structure" are direct obligations of the Company, with the exception of the following obligations at December 31:

(in millions)	2007	2006
Short-term:
Federal Funds purchased	$—	$12
Long-term:
Synthetic lease VIE obligations, floating rates, due 2011	$40	$42
Floating Rate Notes, due 2016 to 2017, callable	—	6
Other Various Notes, due 2008	—	2

2.     Supplemental Disclosures of Cash Flow Information

        The Registrant paid $313 million, $319 million and $302 million of interest on debt in 2007, 2006 and 2005, respectively.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

				For the Year Ended December 31,
	At December 31,
				Premium Revenue and Contract Charges
(in millions) Segment	Deferred Policy Acquisition Costs	Reserves for Claims and Claims Expense, Contract Benefits and Contractholder Funds	Unearned Premiums		Net Investment Income(1)	Claims and Claims Expense, Contract Benefits and Interest Credited to Contractholders	Amortization of Deferred Policy Acquisition Costs	Other Operating Costs and Expenses	Premiums Written (Excluding Life)
2007
Property-Liability operations
Allstate Protection	$1,477	$15,901	$10,363	$27,232		$17,620	$4,121	$2,653	$27,183
Discontinued Lines and Coverages	—	2,964	—	1		47	—	8	—

Total Property-Liability	1,477	18,865	10,363	27,233	$1,972	17,667	4,121	2,661	27,183
Allstate Financial operations	4,291	75,187	46	1,866	4,297	4,270	583	443	383
Corporate and other	—	—	—	—	166	—	—	361	—

Total	$5,768	$94,052	$10,409	$29,099	$6,435	$21,937	$4,704	$3,465	$27,566

2006
Property-Liability operations
Allstate Protection	$1,484	$15,823	$10,381	$27,366		$15,885	$4,131	$2,714	$27,525
Discontinued Lines and Coverages	—	3,043	—	3		132	—	10	1

Total Property-Liability	1,484	18,866	10,381	27,369	$1,854	16,017	4,131	2,724	27,526
Allstate Financial operations	3,848	74,817	46	1,964	4,173	4,179	626	492	341
Corporate and other	—	—	—	—	150	—	—	356	—

Total	$5,332	$93,683	$10,427	$29,333	$6,177	$20,196	$4,757	$3,572	$27,867

2005
Property-Liability operations
Allstate Protection	$1,484	$19,050	$10,026	$27,038		$21,008	$4,092	$2,399	$27,393
Discontinued Lines and Coverages	—	3,067	—	1		167	—	9	(2)

Total Property-Liability	1,484	22,117	10,026	27,039	$1,791	21,175	4,092	2,408	27,391
Allstate Financial operations	4,318	72,522	268	2,049	3,830	4,018	629	634	339
Corporate and other	—	—	—	—	125	—	—	326	—

Total	$5,802	$94,639	$10,294	$29,088	$5,746	$25,193	$4,721	$3,368	$27,730

(1)
A single investment portfolio supports both Allstate Protection and Discontinued Lines and Coverages segments.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE IV—REINSURANCE

(in millions)	Gross amount	Ceded to other companies(1)	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year Ended December 31, 2007
Life insurance in force	$505,014	$246,590	$12,611	$271,035	4.7%

Premiums and contract charges:
Life insurance	$2,255	$813	$43	$1,485	2.9%
Accident-health insurance	533	153	1	381	0.3%
Property-liability insurance	28,529	1,356	60	27,233	0.2%

Total premiums and contract charges	$31,317	$2,322	$104	$29,099	0.4%

Year Ended December 31, 2006
Life insurance in force	$480,546	$237,960	$12,140	$254,726	4.8%

Premiums and contract charges:
Life insurance	$2,259	$669	$42	$1,632	2.6%
Accident-health insurance	477	146	1	332	0.3%
Property-liability insurance	28,437	1,113	45	27,369	0.2%

Total premiums and contract charges	$31,173	$1,928	$88	$29,333	0.3%

Year Ended December 31, 2005
Life insurance in force	$444,693	$227,179	$16,955	$234,469	7.2%

Premiums and contract charges:
Life insurance	$2,048	$478	$40	$1,610	2.5%
Accident-health insurance	617	218	40	439	9.1%
Property-liability insurance	26,514	586	1,111	27,039	4.1%

Total premiums and contract charges	$29,179	$1,282	$1,191	$29,088	4.1%

(1)
No reinsurance or coinsurance income was netted against premium ceded in 2007, 2006 or 2005.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE V—VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

		Additions
(in millions) Description	Balance at Beginning of Period	Charged to costs and expenses	Other Additions	Deductions	Balance at End of Period
Year Ended December 31, 2007
Allowance for reinsurance recoverables	$235	$6	$—	$56	$185
Allowance for premium installment receivable	56	83	—	71	68
Allowance for deferred tax assets	5	1	—	—	6
Year Ended December 31, 2006
Allowance for reinsurance recoverables	$213	$32	$—	$10	$235
Allowance for premium installment receivable	50	75	—	69	56
Allowance for deferred tax assets	3	2	—	—	5
Year Ended December 31, 2005
Allowance for reinsurance recoverables	$230	$(24)	$7	$—	$213
Allowance for premium installment receivable	48	71	—	69	50
Allowance for deferred tax assets	2	1	—	—	3

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING
CONSOLIDATED PROPERTY-CASUALTY INSURANCE OPERATIONS

	At December 31,
(in millions)	2007	2006	2005
Deferred policy acquisition costs	$1,477	$1,484	$1,484
Reserves for insurance claims and claims expense	18,865	18,866	22,117
Unearned premiums	10,363	10,381	10,026

	Year Ended December 31,
	2007	2006	2005
Earned premiums	$27,233	$27,369	$27,039
Net investment income	1,972	1,854	1,791
Claims and claims adjustment expense incurred
Current year	17,839	16,988	21,643
Prior years	(172)	(971)	(468)
Amortization of deferred policy acquisition costs	4,121	4,131	4,092
Paid claims and claims adjustment expense	17,617	18,338	19,005
Premiums written	27,183	27,526	27,391

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Allstate Corporation

        We have audited the consolidated financial statements of The Allstate Corporation and subsidiaries (the "Company") as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and the Company's internal control over financial reporting as of December 31, 2007, and have issued our report thereon dated February 26, 2008 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to a change in The Allstate Corporation's method of accounting for uncertainty in income taxes and accounting for deferred acquisition costs associated with internal replacements in 2007, and defined pension and other postretirement plans in 2006); such consolidated financial statements and report are included elsewhere in this Form 10-K and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company listed in the accompanying index at Item 15. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 26, 2008