Form 10-Q
period 2008-03-31
ALLSTATE CORP
filed 2008-05-08
CIK 899051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
☒	☐	☐	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of April 30, 2008, the registrant had 550,770,847 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
($ in millions, except per share data)	2008	2007
	(Unaudited)

Revenues
Property-liability insurance premiums earned	$6,764	$6,806
Life and annuity premiums and contract charges	452	483
Net investment income	1,526	1,571
Realized capital gains and losses	(655)	471
	8,087	9,331

Costs and expenses
Property-liability insurance claims and claims expense	4,676	4,117
Life and annuity contract benefits	397	428
Interest credited to contractholder funds	624	649
Amortization of deferred policy acquisition costs	1,075	1,153
Operating costs and expenses	792	727
Restructuring and related charges	(1)	(1)
Interest expense	88	72
	7,651	7,145

Loss on disposition of operations	(9)	—

Income from operations before income tax expense	427	2,186

Income tax expense	79	691

Net income	$348	$1,495

Earnings per share:

Net income per share - Basic	$0.62	$2.42

Weighted average shares - Basic	558.9	616.8

Net income per share - Diluted	$0.62	$2.41

Weighted average shares - Diluted	561.6	621.6

Cash dividends declared per share	$0.41	$0.38

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
($ in millions, except par value data)	2008	2007
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $89,007 and $93,495)	$88,084	$94,451
Equity securities, at fair value (cost $3,987 and $4,267)	4,379	5,257
Mortgage loans	11,107	10,830
Limited partnership interests	2,706	2,501
Short-term	6,572	3,058
Other	2,622	2,883
Total investments	115,470	118,980

Cash	370	422
Premium installment receivables, net	4,851	4,879
Deferred policy acquisition costs	6,275	5,768
Reinsurance recoverables, net	5,828	5,817
Accrued investment income	1,067	1,050
Deferred income taxes	1,067	467
Property and equipment, net	1,025	1,062
Goodwill	825	825
Other assets	2,300	2,209
Separate Accounts	13,132	14,929
Total assets	$152,210	$156,408

Liabilities
Reserve for property-liability insurance claims and claims expense	$18,848	$18,865
Reserve for life-contingent contract benefits	13,214	13,212
Contractholder funds	61,727	61,975
Unearned premiums	10,112	10,409
Claim payments outstanding	761	748
Other liabilities and accrued expenses	8,471	8,779
Short-term debt	2	—
Long-term debt	5,640	5,640
Separate Accounts	13,132	14,929
Total liabilities	131,907	134,557

Commitments and Contingent Liabilities (Note 8)

Shareholders’ Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 554 million and 563 million shares outstanding	9	9
Additional capital paid-in	3,075	3,052
Retained income	32,902	32,796
Deferred ESOP expense	(49)	(55)
Treasury stock, at cost (346 million and 337 million shares)	(14,997)	(14,574)

Accumulated other comprehensive income:
Unrealized net capital gains and losses	(280)	888
Unrealized foreign currency translation adjustments	63	79
Net funded status of pension and other postretirement benefit obligation	(420)	(344)
Total accumulated other comprehensive (loss) income	(637)	623
Total shareholders’ equity	20,303	21,851
Total liabilities and shareholders’ equity	$152,210	$156,408

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
($ in millions)	2008	2007
	(Unaudited)

Cash flows from operating activities
Net income	$348	$1,495
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(59)	(48)
Realized capital gains and losses	655	(471)
Loss on disposition of operations	9	—
Interest credited to contractholder funds	624	649
Changes in:
Policy benefits and other insurance reserves	8	(195)
Unearned premiums	(281)	(208)
Deferred policy acquisition costs	(36)	32
Premium installment receivables, net	19	(6)
Reinsurance recoverables, net	(38)	(80)
Income taxes receivable	47	561
Other operating assets and liabilities	(176)	(201)
Net cash provided by operating activities	1,120	1,528

Cash flows from investing activities
Proceeds from sales
Fixed income securities	8,012	4,336
Equity securities	3,252	1,615
Limited partnership interests	114	343
Other investments	96	41
Investment collections
Fixed income securities	1,062	1,251
Mortgage loans	135	517
Other investments	26	108
Investment purchases
Fixed income securities	(5,274)	(5,950)
Equity securities	(2,906)	(1,487)
Limited Partnership Interests	(333)	(336)
Mortgage loans	(345)	(579)
Other investments	(21)	(194)
Change in short-term investments, net	(3,430)	(237)
Change in other investments, net	(226)	66
Purchases of property and equipment, net	(52)	(78)
Net cash provided by (used in) investing activities	110	(584)

Cash flows from financing activities
Change in short-term debt, net	2	(12)
Repayment of long-term debt	—	(9)
Contractholder fund deposits	2,824	2,363
Contractholder fund withdrawals	(3,503)	(2,363)
Dividends paid	(216)	(218)
Treasury stock purchases	(431)	(720)
Shares reissued under equity incentive plans, net	4	33
Excess tax benefits from share-based payment arrangements	1	15
Other	37	(5)
Net cash used in financing activities	(1,282)	(916)

Net (decrease) increase in cash	(52)	28
Cash at beginning of period	422	443
Cash at end of period	$370	$471

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  General

Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of The Allstate Corporation and its wholly owned subsidiaries, primarily Allstate Insurance Company (“AIC”), a property–liability insurance company with various property–liability and life and investment subsidiaries, including Allstate Life Insurance Company (“ALIC”) (collectively referred to as the “Company” or “Allstate”).

The condensed consolidated financial statements and notes as of March 31, 2008, and for the three–month periods ended March 31, 2008 and 2007 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2007.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2008 presentation, certain amounts in the prior year condensed consolidated financial statements and notes have been reclassified.

Adopted accounting standards

Statement of Position 05–1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05–1”)

In October 2005, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 05–1.   SOP 05–1 provides accounting guidance for deferred policy acquisition costs (“DAC”) associated with internal replacements of insurance and investment contracts other than those set forth in Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long–Duration Contracts and for Realized Gains and Losses from the Sale of Investments”.  SOP 05–1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs through the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a feature or coverage within an existing contract.  The Company adopted the provisions of SOP 05–1 on January 1, 2007 for internal replacements occurring in fiscal years beginning after December 15, 2006.  The adoption resulted in a $9 million after–tax reduction to retained income to reflect the impact on estimated future gross profits (“EGP”) from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral under SOP 05–1 and a reduction of DAC and deferred sales inducement balances of $13 million pre–tax as of January 1, 2007.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”)

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, which permits the fair value remeasurement at the date of adoption of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under paragraph 12 or 13 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”); clarifies which interest–only strips and principal–only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain embedded derivatives requiring bifurcation; and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.  The Company adopted the provisions of SFAS No. 155 on January 1, 2007, which were effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of the first fiscal year beginning after September 15, 2006.  The Company elected not to remeasure existing hybrid financial instruments that contained embedded derivatives requiring bifurcation at the date of adoption pursuant to paragraph 12 or 13 of SFAS No. 133.  The adoption of SFAS No. 155 did not have a material effect on the results of operations or financial position of the Company.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 and FASB Staff Position No. FIN 48–1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48”)

The FASB issued the interpretation in July 2006 and the staff position in May 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities.  The tax benefit is measured as the largest benefit that is more than fifty–percent likely of being realized upon final settlement with the respective taxing authorities.   On January 1, 2007, the Company adopted the provisions of FIN 48, which were effective for fiscal years beginning after December 15, 2006.  No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48.  Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”)

SFAS No. 158 required, as of December 31, 2006 for calendar year–end companies, recognition in the statements of financial position of the over or underfunded status of defined pension and other postretirement plans, measured as the difference between the fair value of plan assets and the projected benefit obligation (“PBO”) for pension plans and the accumulated postretirement benefit obligation (“APBO”) for other postretirement benefit plans.  This effectively required the recognition of all previously unrecognized actuarial gains and losses and prior service costs as a component of accumulated other comprehensive income, net of tax, at the date of adoption.  In addition, SFAS No. 158 required, on a prospective basis, that the actuarial gains and losses and prior service costs and credits that arise during any reporting period, but are not recognized as components of net periodic benefit cost, be recognized as a component of other comprehensive income (“OCI”) and that disclosure in the notes to the financial statements include the anticipated impact on the net periodic benefit cost of the actuarial gains and losses and the prior service costs and credits previously deferred and recognized, net of tax, as a component of OCI.  The Company adopted the funded status provisions of SFAS No. 158 as of December 31, 2006.  The impact on the Consolidated Statements of Financial Position of adopting SFAS No. 158, including the inter–related impact to the minimum pension liability, was a decrease in shareholders’ equity of $1.11 billion.

In addition to the impacts of reporting the funded status of pension and other postretirement benefit plans and the related additional disclosures, SFAS No. 158 also required reporting entities to conform plan measurement dates with their fiscal year–end reporting date.  The effective date of the guidance relating to the measurement date of the plans is for years ending after December 15, 2008.  The Company remeasured its plans as of January 1, 2008 to transition to a December 31 measurement date in 2008.  As a result, the Company recorded a decrease of $13 million, net of tax, to beginning retained earnings in 2008 representing the net periodic benefit cost for the period between October 31, 2007 and December 31, 2007 and a decrease of $80 million, net of tax, to beginning accumulated other comprehensive income in 2008 to reflect changes in the fair value of plan assets and the benefit obligations between October 31, 2007 and January 1, 2008, and for amortization of actuarial gains and losses and prior service cost between October 31, 2007 and December 31, 2007.

SEC Staff Accounting Bulletin No. 109, Written Loan Commitments That are Recorded At Fair Value Through Earnings (“SAB 109”)

In October 2007, the SEC issued SAB 109, a replacement of SAB 105, “Application of Accounting Principles to Loan Commitments”.  SAB 109 is applicable to both loan commitments accounted for under SFAS No. 133, and other loan commitments for which the issuer elects fair value accounting under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SAB 109 states that the expected net future cash flows related to the servicing of a loan should be included in the fair value measurement of a loan commitment accounted for at fair value through earnings.  The expected net future cash flows associated with loan servicing should be determined in accordance with the guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, as amended by SFAS No. 156, “Accounting for Servicing of Financial Assets”.  SAB 109 should be applied on a prospective basis to loan commitments accounted for under SFAS No. 133 that were issued or modified in fiscal quarters beginning after December 15, 2007.  Earlier adoption is not permitted.  The adoption of SAB 109 did not have a material impact on the Company’s results of operations or financial position.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”)

In September 2006, the FASB issued SFAS No. 157, which redefines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 establishes a three–level hierarchy for fair value measurements based upon the nature of the inputs to the valuation of an asset or liability.  SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. 157–2, “Effective Date of FASB Statement No. 157” (“FSP 157–2”), which permits the deferral of the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized or disclosed at fair value on a recurring and non–recurring basis as of January 1, 2008.  Consistent with the provisions of FSP 157–2, the Company decided to defer the adoption of SFAS No. 157 for non–financial assets and liabilities measured at fair value on a non–recurring basis until January 1, 2009.  The adoption of SFAS No. 157 did not have a material effect on the Company’s results of operations or financial position (see Note 4).

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159 which provides reporting entities, on an ongoing basis, an option to report selected financial assets, including investment securities, and financial liabilities, including most insurance contracts, at fair value through earnings.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement alternatives for similar types of financial assets and liabilities.  The standard also requires additional information to aid financial statement users’ understanding of the impacts of a reporting entity’s decision to use fair value on its earnings and requires entities to display, on the face of the statement of financial position, the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value.  SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007.  The Company did not apply the fair value option to any existing financial assets or liabilities as of January 1, 2008.  Consequently, the initial adoption of SFAS No. 159 had no impact on the Company’s results of operations or financial position.

FASB Staff Position No. FIN 39–1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39–1”)

In April 2007, the FASB issued FSP FIN 39–1, which amends FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”.  FSP FIN 39–1 replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” and requires a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position. FSP FIN 39–1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted.  The adoption of FSP FIN 39–1 did not have a material impact on the Company’s results of operations or financial position.

Pending accounting standards

 SFAS No. 141(R), Business Combinations (“SFAS No. 141R”)

In December 2007, the FASB issued SFAS No. 141R which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”).  Among other things, SFAS No. 141R broadens the scope of SFAS No. 141 to include all transactions where an acquirer obtains control of one or more other businesses; retains the guidance to recognize intangible assets separately from goodwill; requires, with limited exceptions, that all assets acquired and liabilities assumed, including certain of those that arise from contractual contingencies, be measured at their acquisition date fair values; requires most acquisition and restructuring–related costs to be expensed as incurred; requires that step acquisitions, once control is acquired, to be recorded at the full amounts of the fair values of the identifiable assets, liabilities and the noncontrolling interest in the acquiree; and replaces the reduction of asset values and recognition of negative goodwill with a requirement to recognize a gain in earnings.  The provisions of SFAS No. 141R are effective for fiscal years beginning after December 15, 2008 and are to be applied prospectively only.  Early adoption is not permitted. The Company will apply the provisions of SFAS 141R as required when effective.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”)

In December 2007, the FASB issued SFAS No. 160 which clarifies that a noncontrolling interest in a subsidiary is that portion of the subsidiary’s equity that is attributable to owners of the subsidiary other than its parent or parent’s affiliates.  Noncontrolling interests are required to be reported as equity in the consolidated financial statements and as such net income will include amounts attributable to both the parent and the noncontrolling interest with disclosure of the amounts attributable to each on the face of the consolidated statement of operations.  SFAS No. 160 requires that all changes in a parent’s ownership interest in a subsidiary when control of the subsidiary is retained, be accounted for as equity transactions.  In contrast, SFAS No. 160 requires a parent to recognize a gain or loss in net income when control over a subsidiary is relinquished and the subsidiary is deconsolidated, as well as provide certain associated expanded disclosures.  SFAS No. 160 is effective as of the beginning of a reporting entity’s first fiscal year beginning after December 15, 2008.  Early adoption is prohibited.  SFAS No. 160 requires prospective application as of the beginning of the fiscal year in which the standard is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented.  The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s results of operations or financial position.

 SOP 07–1, Clarification of the Scope of the Audit and Accounting Guide, Investment Companies (“the Guide”) and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07–1”)

In June 2007, the AICPA issued SOP 07–1 which provides guidance for determining whether an entity falls within the scope of the Guide and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company.  SOP 07–1 was to be effective for fiscal years beginning on or after December 15, 2007, however in February 2008, the FASB issued FASB Staff Position No. SOP 07–1–1, “Effective Date of AICPA Statement of Position 07–1”, which amends SOP 07–1 to (1) delay indefinitely the effective date of the SOP and (2) prohibit adoption of the SOP for an entity that did not early adopt the SOP before December 15, 2007.  The Company did not early adopt SOP 07–1.  Consequently, the Company is not permitted to adopt the statement.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”)

In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivatives currently accounted for in accordance with SFAS No. 133.  The new disclosures are designed to enhance the understanding of how and why an entity uses derivative instruments and how derivative instruments affect an entity’s financial position, results of operations, and cash flows.  The standard requires, on a quarterly basis, quantitative disclosures about the potential cash outflows associated with the triggering of credit–related contingent features, if any; tabular disclosures about the classification and fair value amounts of derivative instruments reported in the statement of financial position; disclosure of the location and amount of gains and losses on derivative instruments reported in the statement of operations; and qualitative information about how and why an entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial statements.  SFAS No. 161 is effective for fiscal periods beginning after November 15, 2008, and is to be applied on a prospective basis only.  SFAS No. 161 affects disclosures and therefore will not impact the Company’s results of operations or financial position.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Earnings per share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share is computed based on the weighted average number of common and dilutive potential common shares outstanding.  For Allstate, dilutive potential common shares consist of outstanding stock options and restricted stock units.

The computation of basic and diluted earnings per share is presented in the following table.

	Three months ended March 31,
($ in millions, except per share data)	2008	2007

Numerator:
Net income	$348	$1,495

Denominator:
Weighted average common shares outstanding	558.9	616.8
Effect of dilutive potential securities:
Stock options	0.8	3.2
Unvested restricted stock units	1.9	1.6
Weighted average common and dilutive potential common shares outstanding	561.6	621.6

Earnings per share – Basic:	$0.62	$2.42
Earnings per share – Diluted:	$0.62	$2.41

The effect of dilutive potential securities does not include the options with exercise prices that exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an antidilutive effect.  Options to purchase 17.7 million and 4.1 million Allstate common shares, with exercise prices ranging from $48.01 to $65.38 and $52.23 to $65.38, were outstanding at March 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share for the three–month periods.

3.  Supplemental Cash Flow Information

Non–cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities, totaled $60 million for the three–month period ended March 31, 2007.

Liabilities for collateral received in conjunction with the Company’s securities lending and other business activities and for funds received from the Company’s security repurchase business activities are reported in other liabilities and accrued expenses in the Condensed Consolidated Statements of Financial Position. The accompanying cash flows are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which are as follows:

	Three months ended March 31,
($ in millions)	2008	2007

Net change in fixed income securities	$226	$(979)
Net change in short–term investments	(59)	(490)
Operating cash flow provided (used)	167	(1,469)
Net change in cash	—	2
Net change in proceeds managed	$167	$(1,467)

Liabilities for collateral and security repurchase, beginning of year	$(3,461)	$(4,144)
Liabilities for collateral and security repurchase, end of period	(3,294)	(5,611)
Operating cash flow (used) provided	$(167)	$1,467

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.  Fair Value of Financial Assets and Financial Liabilities

The measurement basis for a significant amount of the Company’s financial assets is fair value. Financial instruments measured at fair value on a recurring basis include:

Financial Assets   Primarily investments including U.S. treasuries, U.S. equities, international equities, money market funds, corporates, municipals, U.S. government and agencies, commercial mortgage–backed securities (“CMBS”), preferred stock, mortgage–backed securities (“MBS”), foreign governments, asset–backed securities (“ABS”), commercial paper, derivatives (exchange traded and over–the–counter (“OTC”)), and separate account assets.

Financial Liabilities   Primarily free–standing derivatives (exchange listed and OTC) and derivatives embedded in certain contractholder liabilities in the Allstate Financial segment.

Financial instruments measured at fair value on a non–recurring basis include:

Financial Assets   Primarily mortgage loans and other investments written–down to fair value in connection with recognizing other–than–temporary impairments.

Financial Liabilities   Includes certain reserves on a closed block of policies expected to be transferred through a future reinsurance agreement to an unrelated third party.

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 157 as of January 1, 2008 for its financial assets and financial liabilities that are measured at fair value. SFAS No. 157:

•                  Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;

•                  Establishes a three–level hierarchy for fair value measurements based upon the transparency of inputs to the valuation as of the measurement date;

•                  Expands disclosures about financial instruments measured at fair value.

In determining fair value, the Company principally uses the market approach which generally utilizes market data for the same or similar instruments.  To a lesser extent, the Company uses the income approach which involves determining fair values from discounted cash flow methodologies.  SFAS No. 157 establishes a hierarchy for inputs used in determining fair value that maximize the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.  Certain financial assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans and policy loans, and thus are only categorized in the fair value hierarchy when held at fair value on a non–recurring basis.  In addition, equity options embedded in fixed income securities are not disclosed in the hierarchy with free–standing derivatives as the embedded derivatives are presented as combined instruments in fixed income securities.

Observable inputs are those used by market participants in valuing financial instruments that are developed based on market data obtained from independent sources.  In the absence of observable inputs, unobservable inputs reflect the Company’s estimates of the assumptions market participants would use in valuing financial assets and financial liabilities and are developed based on the best information available in the circumstances.

Pursuant to SFAS No. 157, fair value is a market–based measure, considered from the perspective of a market participant who owns an asset or owes a liability.  Accordingly, when market observable data is not readily available, the Company’s own assumptions are set to reflect those that market participants would be presumed to use in pricing the asset or liability at the measurement date.  The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption.  In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments.  This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial assets and financial liabilities recorded on the Condensed Consolidated Statements of Financial Position at fair value are categorized based on the reliability of inputs to the valuation techniques as follows:

Level 1         Financial assets and financial liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company can access.

Level 2         Financial assets and financial liabilities whose values are based on the following:

a)  Quoted prices for similar assets or liabilities in active markets;

b)  Quoted prices for identical or similar assets or liabilities in non–active markets; or

c)  Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability

Level 3         Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs may reflect the Company’s estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

The availability of observable inputs varies by instrument. In situations where fair value is based on internally developed pricing models or inputs that are unobservable in the market, the determination of fair value requires more judgment.  The degree of judgment exercised by the Company in determining fair value is typically greatest for instruments categorized in Level 3. In many instances, inputs used to measure fair value fall into different levels of the fair value hierarchy.  In those instances, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Summary of Valuation Techniques for Classes of Financial Assets and Financial Liabilities

Level 1 Measurements

U.S. Treasuries:  Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

Equity Securities:  Actively traded, exchange listed U.S. and international equity securities; valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

Short-term:  Money Market Funds; Separate Account Assets:  Comprised of actively traded mutual funds that have daily quoted net asset values for identical assets that the Company can access.  Net asset values for the actively traded mutual funds in which the separate account assets are invested are obtained daily from the fund managers.

Level 2 Measurements

Corporate, including privately placed:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.  Privately placed securities in Level 2 of $4.7 billion are those that are valued based on market–observable external ratings from independent third party rating agencies.

Municipal:  Externally rated municipals are valued based on inputs including quoted prices for identical or similar assets in markets that are not active.  Other municipal securities are categorized as Level 3.

U.S. Government and Agencies:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

CMBS:  Valuation is principally based on inputs including quoted prices for identical or similar assets in markets that are not active and are categorized as Level 2.  Other CMBS are reported in Level 3.

Preferred Stock; MBS; Foreign Government; ABS – credit card and auto loans:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

Short-term: Commercial Paper and Other:  Valued based on inputs including amortized cost, which approximates fair value, and quoted prices for identical or similar assets in markets that are not active.

Free–Standing Derivatives:  Exchange listed derivatives that are not actively traded are valued based on quoted prices for identical instruments in markets that are not active.  Other derivatives are reported in Level 3.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

OTC derivatives including interest rate swaps, foreign currency swaps, foreign exchange forward contracts, certain credit default swaps, and commodity swaps are valued using models that rely on inputs such as interest rate yield curves, currency rates, counterparty credit risk, and commodity prices that are observable for substantially the full term of the contract.  The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.  Most OTC derivatives are categorized as Level 2.

Derivatives Embedded in Annuity Contracts:  Embedded derivatives in certain annuity contracts are valued based on internal models that rely on inputs such as interest rate yield curves and equity index volatility assumptions that are market observable for substantially the full term of the contract.  The valuation techniques are widely accepted in the financial services industry and do not include significant judgment.  Other derivatives embedded in annuity contracts are categorized in Level 3.

Level 3 Measurements

Corporate Privately Placed Securities:  Valued based on non–binding broker quotes and models that are widely accepted in the financial services industry and use internally assigned credit ratings as inputs and instrument specific inputs.  Instrument specific inputs used in internal fair value determinations include: coupon rate, weighted average life, sector of the issuer and call provisions.  Privately placed securities are categorized as Level 3 as a result of the significance of non–market observable inputs.  The $12.0 billion of privately placed fixed income securities included in Level 3 comprise $10.4 billion valued using an internal model and $1.6 billion valued using non–binding broker quotes.  The internally modeled securities are valued based on internal ratings, which are not observable in the market.  Multiple internal ratings comprise an NAIC rating category and when used in the internal model provide a more refined determination of fair value.  The Company’s internal ratings are primarily consistent with the NAIC ratings which are generally updated annually.

ABS RMBS; Alt-A Residential Mortgage–backed Securities (“Alt-A”):  ABS RMBS and Alt-A are principally valued based on inputs including quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements.  Certain ABS RMBS and Alt-A are valued based on non–binding broker quotes.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all ABS RMBS and Alt-A are categorized as Level 3.

Other CDO; ABS CDO:  Valued based on non–binding broker quotes received from brokers who are familiar with the investments.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all CLO, ABS CDO, and Synthetic CDO are categorized as Level 3.

CMBS; Commercial Real Estate Collateralized Debt Obligations (“CRE CDO”):  CRE CDO, which are reported as CMBS, and other CMBS, are valued based on non–binding broker quotes and are categorized as Level 3.  Other non-broker quoted CMBS are reported in Level 2.

Free–Standing Derivatives:  Certain OTC derivatives, such as caps, floors, certain credit default swaps and OTC options (including swaptions), are valued using valuation models that are widely accepted in the financial services industry.  Inputs include non–market observable inputs such as volatility assumptions that are significant to the valuation of the instruments.  Other derivatives are reported in Level 2.

Municipals:  Certain distressed municipal securities for which valuation is based on valuation models that are widely accepted in the financial services industry and require projections of future cash flows that are not market–observable are included in Level 3.

Derivatives Embedded in Annuity Contracts:  Valued internally using models widely accepted in the financial services industry that determine a single best estimate of fair value for a block of contractholder liabilities that contain certain embedded derivatives.  The models use stochastically determined cash flows based on the contractual elements of embedded derivatives and other applicable market data.  These are categorized as Level 3 as a result of the significance of non–market observable inputs.  Other derivatives embedded in annuity contracts are reported in Level 2.

Non-recurring assets and liabilities:  Mortgage loans and other investments written-down to fair value in connection with recognizing other-than-temporary impairments are primarily valued using valuation models that are widely accepted in the financial services industry.  Inputs include non-market observable inputs such as credit spreads.

Reserves on a closed block of policies expected to be transferred through a future reinsurance agreement to an unrelated third party are valued based on significant non-observable inputs.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring and non–recurring basis as of March 31, 2008:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of
($ in millions)	(Level 1)	(Level 2)	(Level 3)	March 31, 2008
Financial Assets
U.S. Treasuries	$942			$942
Equity Securities	3,673			3,673
Short–term: Money Market Funds	621			621
Total Level 1	5,236			5,236

Corporate		$23,058		23,058
Municipal		23,564		23,564
U.S. Government and Agencies		3,362		3,362
CMBS		5,525		5,525
Preferred Stock		448		448
MBS		5,417		5,417
Foreign Government		2,828		2,828
ABS – Credit card and auto loans		779		779
Short–term: Commercial Paper and Other		5,326		5,326
Free–Standing Derivatives		786		786
Other		172		172
Total Level 2		71,265		71,265

Corporate Privately Placed Securities			$12,012	12,012
ABS RMBS			3,335	3,335
Alt-A			1,056	1,056
Other CDO			1,740	1,740
ABS CDO			17	17
CRE CDO			438	438
CMBS			232	232
Free–Standing Derivatives			46	46
Municipals			1,477	1,477
Other			2,387	2,387
Sub–total Level 3 recurring			22,740	22,740
Non–recurring basis			260	260
Total Level 3			23,000	23,000
Valued at cost, amortized cost or using the equity method				16,531
Counterparty and cash collateral netting (1)				(562)
Total Investments	5,236	71,265	23,000	115,470

Separate Account Assets	13,132			13,132
Other Assets	(2)		2	—

Total Financial Assets	$18,366	$71,265	$23,002	$128,602
% of Total Financial Assets	14.3%	55.4%	17.9%

Financial Liabilities
Derivatives:
Free–standing		$(865)	$(85)	$(950)
Embedded in Annuity Contracts		(50)	(10)	(60)
Non–recurring basis			(87)	(87)
Counterparty and cash collateral netting (1)				486
Total Financial Liabilities	$—	$(915)	$(182)	$(611)
% of Total Financial Liabilities	0.0%	149.8%	29.8%

(1) In accordance with FSP FIN 39–1, the Company nets all fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral executed with the same counterparty under a master netting agreement.  At March 31, 2008, the right to reclaim cash collateral was offset by securities held, and the obligation to return collateral was $76 million.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of changes in fair value of Level 3 assets and liabilities held at fair value on a recurring basis at March 31, 2008.  As required by SFAS No. 157, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety.  Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) and unobservable (Level 3).  Gains and losses for such assets and liabilities categorized within the Level 3 table may include changes in fair value that are attributable to both observable inputs (Level 1 and Level 2) and unobservable inputs (Level 3). Net transfers in and/or out of Level 3 are reported as having occurred at the beginning of the period; therefore, all realized and unrealized gains and losses on these securities for the period are reflected in the table below. Further, it should be noted that the following table does not take into consideration the effect of offsetting Level 1 and Level 2 financial instruments entered into that economically hedge certain exposures to the Level 3 positions.

($ in millions)	Beginning Balance: January 1, 2008	Total Realized Capital Gains and (Losses) in Income(1)	Total Unrealized Capital Gains and (Losses) in OCI	Purchases, Sales, Issuances and Settlements, net	Net Transfers In and/or (out) of Level 3(2)	Ending Balance: March 31, 2008
Financial Assets
Corporate Privately Placed Securities	$12,058	$(91)	$(1)	$(97)	$143	$12,012
ABS RMBS	3,926	(52)	(370)	(169)	—	3,335
Alt-A	1,347	(88)	(162)	(41)	—	1,056
Other CDO	2,010	—	(256)	(14)	—	1,740
ABS CDO	36	(60)	41	—	—	17
CRE CDO	568	—	(120)	(10)	—	438
CMBS	265	2	(32)	(4)	1	232
Free–Standing Derivatives, net	10	(52)	—	3	—	(39	)(3)
Municipals	1,477	5	(16)	(9)	20	1,477
Other	2,814	(50)	(67)	(319)	9	2,387
Total Investments	24,511	(386)	(983)	(660)	173	22,655	(4)
Other Assets	2	—	—	—	—	2
Total Level 3 Financial Assets	$24,513	$(386)	$(983)	$(660)	$173	$22,657
Financial Liabilities
Derivatives Embedded in Annuity Contracts	$4	$(14)	$—	$—	$—	$(10)
Total Level 3 Financial Liabilities	$4	$(14)	$—	$—	$—	$(10)

(1) The amounts above are reported in the Condensed Consolidated Statements of Operations as follows: $(395) million in Realized capital gains and (losses); $13 million in Net investment income; $(9) million in Interest credited to contractholder funds, and; $(9) million in Life and annuity contract benefits.

(2) Transfers into and out of Level 3 during the three months ended March 31, 2008 are attributable to a change in the availability of market observable information for individual securities within the respective categories.

(3) Comprises $46 million of Financial Assets and $(85) million of Financial Liabilities.

(4) Comprises $22,740 million of investments and $(85) million of Free-Standing Derivatives included in Financial Liabilities.

The following table presents amounts from the table above reported in income for the period ended March 31, 2008 attributable to those assets and liabilities still held at March 31, 2008.

($ in millions)	Total Realized Capital Gains and (Losses) in Income(1)
Financial Assets
Corporate Privately Placed Securities	$(97)
ABS RMBS	(35)
Alt-A	(88)
Other CDO	—
ABS CDO	(60)
CRE CDO	2
CMBS	1
Free–Standing Derivatives, net	(38)
Municipals	—
Other	(57)

Total Financial Assets	$(372)

Financial Liabilities
Derivatives Embedded in Annuity Contracts	$(14)

Total Financial Liabilities	$(14)

(1) The amounts above are reported in the Condensed Consolidated Statements of Operations as follows: $(384) million in Realized capital gains and losses; $13 million in Net investment income; $(6) million in Interest credited to contractholder funds, and; $(9) million in Life and annuity contract benefits.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.  Reserve for Property–Liability Insurance Claims and Claims Expense

The Company establishes reserves for claims and claims expense (“loss”) on reported and unreported claims of insured losses.  The Company’s reserving process takes into account known facts and interpretations of circumstances and factors including the Company’s experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, law changes, court decisions, changes to regulatory requirements and economic conditions.  In the normal course of business, the Company may also supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, other professionals and information sources to assess and settle catastrophe and non–catastrophe related claims.  The effects of inflation are implicitly considered in the reserving process.

Because reserves are estimates of unpaid portions of losses that have occurred, including incurred but not reported (“IBNR”) losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process.  The ultimate cost of losses may vary materially from recorded amounts, which are based on management’s best estimates.  The highest degree of uncertainty is associated with reserves for losses incurred in the current reporting period as it contains the greatest proportion of losses that have not been reported or settled.  The Company regularly updates its reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims.  Changes in prior year reserve estimates, which may be material, are reported in property–liability insurance claims and claims expense in the Condensed Consolidated Statements of Operations in the period such changes are determined.

Management believes that the reserve for property–liability claims and claims expense, net of reinsurance recoverables, is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by the date of the Condensed Consolidated Statement of Financial Position based on available facts, technology, laws and regulations.

6.  Reinsurance

Property–liability insurance premiums earned and life and annuity premiums and contract charges have been reduced by the reinsurance premium ceded amounts shown in the following table.

	Three months ended March 31,
($ in millions)	2008	2007

Property–liability insurance premiums earned	$330	$347
Life and annuity premiums and contract charges	234	233

Property–liability insurance claims and claims expense and life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance recovery amounts shown in the following table.

	Three months ended March 31,
($ in millions)	2008	2007

Property–liability insurance claims and claims expense	$73	$104
Life and annuity contract benefits	193	146
Interest credited to contractholder funds	10	13

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Company Restructuring

The Company undertakes various programs to reduce expenses.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post–exit rent expenses in connection with these programs, and non–cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program and the Company’s 2006 voluntary termination offer.  The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $(1) million and $(1) million for the three–month periods ended March 31, 2008 and 2007, respectively.

The following table illustrates the changes in the restructuring liability during the three–month period ended March 31, 2008:

($ in millions)	Employee costs	Exit costs	Total liability
Balance at the beginning of the year	$23	$2	$25
Expense incurred	9	—	9
Adjustments to liability	(14)	—	(14)
Payments applied against liability	(2)	—	(2)
Balance at the end of the period	$16	$2	$18

The payments applied against the liability for employee costs primarily reflect severance costs.

8.  Guarantees and Contingent Liabilities

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

Shared markets

As a condition of maintaining its licenses to write personal property and casualty insurance in various states, the Company is required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations that provide various types of insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers.  Underwriting results related to these arrangements, which tend to be adverse, have been immaterial to the Company’s results of operations.

Guarantees

The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective March 31, 2008, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $18 million at March 31, 2008.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that range from less than one year to three years.  Historically, the Company has not made any material payments pursuant to these guarantees.

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $207 million at March 31, 2008.  The obligations associated with these fixed income securities expire at various times during the next six years.

Related to the disposal through reinsurance of substantially all of Allstate Financial’s variable annuity business to Prudential Financial, Inc. and its subsidiary in 2006, the Company and its consolidated subsidiaries, ALIC and Allstate Life Insurance Company of New York (“ALNY”), have agreed to indemnify Prudential for certain pre–closing contingent liabilities (including extra–contractual liabilities of ALIC and ALNY and liabilities specifically excluded from the transaction) that ALIC and ALNY have agreed to retain.  In addition, the Company, ALIC and ALNY will each indemnify Prudential for certain post–closing liabilities that may arise from the acts of ALIC,

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ALNY and their agents, including in connection with ALIC’s and ALNY’s provision of transition services.  The Reinsurance Agreements contain no limitations or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees, in accordance with the provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short–Duration and Long–Duration Contracts”.  Management does not believe this agreement will have a material adverse effect on results of operations, cash flows or financial position of the Company.

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

The aggregate liability balance related to all guarantees was not material as of March 31, 2008.

Regulation

The Company is subject to changing social, economic and regulatory conditions.  From time to time, regulatory authorities or legislative bodies seek to influence and restrict premium rates, require premium refunds to policyholders, restrict the ability of insurers to cancel or non–renew policies, require insurers to continue to write new policies or limit their ability to write new policies, limit insurers’ ability to change coverage terms or to impose underwriting standards, impose additional regulations regarding agent and broker compensation and otherwise expand overall regulation of insurance products and the insurance industry.  The ultimate changes and eventual effects of these initiatives on the Company’s business, if any, are uncertain.

The Florida Office of Insurance Regulation (“OIR”) filed an Immediate Final Order with respect to ten affiliated Allstate companies on January 17, 2008, suspending their certificates of authority in Florida and ordering them to discontinue transacting any new insurance business in Florida until all requested documents were produced in accordance with previously issued OIR subpoenas. The subpoenas are in connection with the investigation of residential property insurance rate practices.  The order did allow the companies to continue all of their existing insurance business and renewals of that insurance; only the writing of new insurance policies was prohibited.  On January 18, 2008, the companies filed an emergency motion for immediate relief with the First District Court of Appeal of the State of Florida.  The Court granted the motion and stayed the order and subsequently upheld the stay pending a final disposition on the merits.  The Court also ordered that the appeal process be expedited.  On April 4, 2008, the Court issued a ruling that the OIR was within its rights to suspend the companies’ certificates of authority.  The companies are currently waiting for the Court to rule on their motion to reconsider this ruling.  The Court’s stay of the order remains in effect until resolution of the motion.  The companies continue to write new business in the interim.  In February 2008, the OIR filed an administrative complaint against the companies regarding the response to the subpoenas and certain rate filings.  The filing of this complaint provides the companies with an opportunity for an evidentiary hearing, which was required by Florida law after the OIR issued the order.  As part of this complaint, the OIR is seeking to suspend the certificates of authority of these companies and has stated their intention that the suspension apply to new business writings.  Additionally, following hearings in February 2008 regarding residential property insurance rate practices before the Florida Senate Select Committee on Property Insurance Accountability, the Committee has submitted a document request to the companies to produce certain documents.  The companies are providing responsive documents to both the OIR and the Committee.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Legal and regulatory proceedings and inquiries

Background

The Company and certain subsidiaries are involved in a number of lawsuits, regulatory inquiries, and other legal proceedings arising out of various aspects of its business.  As background to the “Proceedings” subsection below, please note the following:

•                  These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including the underlying facts of each matter; novel legal issues; variations between jurisdictions in which matters are being litigated, heard, or investigated; differences in applicable laws and judicial interpretations; the length of time before many of these matters might be resolved by settlement, through litigation or otherwise; the fact that some of the lawsuits are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined; the fact that some of the lawsuits involve multi–state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear; and the current challenging legal environment faced by large corporations and insurance companies.

•                  The outcome on these matters may also be affected by decisions, verdicts, and settlements, and the timing of such decisions, verdicts, and settlements, in other individual and class action lawsuits that involve the Company, other insurers, or other entities and by other legal, governmental, and regulatory actions that involve the Company, other insurers, or other entities.

•                  In the lawsuits, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra–contractual damages.  In some cases, the monetary damages sought include punitive or treble damages.  Often specific information about the relief sought, such as the amount of damages, is not available because plaintiffs have not requested specific relief in their pleadings.  When specific monetary demands are made, they are often set just below a state court jurisdictional limit in order to seek the maximum amount available in state court, regardless of the specifics of the case, while still avoiding the risk of removal to federal court. In Allstate’s experience, monetary demands in pleadings bear little relation to the ultimate loss, if any, to the Company.

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

Proceedings

There are a number of state and nationwide class action lawsuits pending in various state courts challenging the legal propriety of Allstate’s medical bill review processes on a number of grounds, including the manner in which Allstate determines reasonableness and necessity.  These lawsuits, which to a large degree mirror similar lawsuits filed against other carriers in the industry, allege these processes are used by Allstate systematically to undervalue claims.  Plaintiffs seek monetary damages in the form of contractual and extra–contractual damages.  The Company denies

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

these allegations.  One nationwide class action has been certified.  The Company continues to vigorously defend these cases.

There is a nationwide putative class action pending against Allstate that challenges Allstate’s use of a vendor’s automated database in valuing total loss automobiles.  To a large degree, this lawsuit mirrors similar lawsuits filed against other carriers in the industry.  Plaintiffs allege that Allstate systematically underpays first party total loss vehicle claims.  The plaintiffs are seeking actual and punitive damages.  The lawsuit is in the early stages of discovery and Allstate is vigorously defending it.

The Company is defending a number of matters filed in the aftermath of Hurricanes Katrina and Rita, including individual lawsuits, and several statewide putative class action lawsuits pending in Mississippi and Louisiana.  These matters are in various stages of development.  The lawsuits and developments in litigation arising from the hurricanes include the following:

•                  The Mississippi Attorney General filed a suit asserting that the flood exclusion found in Allstate’s and other insurance companies’ policies is either ambiguous, unenforceable as unconscionable or contrary to public policy, or inapplicable to the damage suffered in the wake of Hurricane Katrina.  Allstate’s motion for judgment on the pleadings is pending.

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

•                  In a putative class action in Louisiana, the trial court ruled that Allstate’s and other insurers’ flood, water and negligent construction exclusions do not preclude coverage for damage caused by flooding in the New Orleans area to the extent it was caused by human negligence in the design, construction and/or maintenance of the levees.  Allstate and other insurers pursued an interlocutory appeal and in June 2007 the United States Court of Appeals for the Fifth Circuit reversed the trial court’s ruling.  The matter has been remanded to the trial court for further proceedings which have been consolidated along with other putative class and individual actions brought against the Company and other insurers, challenging the adjustment and settlement of Hurricane Katrina claims.  The trial court has issued an order staying all insurance coverage issues pending the decision of the Louisiana Supreme Court in a case involving a similar challenge to the flood exclusion of another carrier.  On April 8, 2008, the Louisiana Supreme Court issued its ruling in that case, and held that the flood exclusion is clear and unambiguous, and therefore valid and enforceable regardless of whether the source of the flooding was natural or man–made.

•                  The Company has also been sued in a putative class action in the United States District Court for the Western District of Louisiana.  The plaintiffs allege that they were entitled to, but did not receive, payment for general contractor overhead and profit or that the overhead and profit they received was not adequate to compensate them for the entire costs of a general contractor.  The Company’s motion to strike the class allegations was denied and the parties are proceeding with discovery.  Plaintiffs’ motion for class certification is pending.

•                  The Louisiana Attorney General filed a class action lawsuit in state court against Allstate and other insurers on behalf of Road Home fund recipients alleging that the insurers have failed to pay all damages owed under their policies.  The insurers removed the matter to federal court.  The district court denied plaintiffs’ motion to remand the matter to state court and the U.S. Court of Appeals for the Fifth Circuit has upheld the denial of remand motion.  The matter will now proceed in federal court.

•                  The Louisiana Attorney General also has filed a lawsuit in state court against Allstate, other insurers, a consulting company, and two computer database companies.  The lawsuit is brought under the Louisiana Monopolies Act and generally alleges the defendants conspired to suppress competition and thwart policyholder recoveries.  The defendants removed the matter to federal court.  Plaintiffs’ motion to remand to state court was denied.  The matter will now proceed in federal court.

•                  Private plaintiffs have filed qui tam actions under the Federal False Claims Act against Allstate and certain other insurers in Louisiana and Mississippi federal courts regarding claims that they administered under the federally funded National Flood Insurance Program.  The basic allegations are that insurers and engineering firms falsely or fraudulently identified the cause of Hurricane Katrina related property damage as “flood” so

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

that those claims would be paid through the National Flood Insurance Program.  The action brought in federal court in Louisiana has been dismissed.  Plaintiffs are appealing that dismissal.  In the Mississippi action, plaintiffs have, with the Government’s consent, filed a motion to voluntarily dismiss Allstate.

The various suits described above seek a variety of remedies, including actual and/or punitive damages in unspecified amounts and/or declaratory relief.  The Company has been vigorously defending these suits and other matters related to Hurricanes Katrina and Rita.

In addition, the Company had been providing documents to federal and state authorities conducting investigations into the insurance industry’s handling of claims in the aftermath of Hurricanes Katrina and Rita, including a federal grand jury sitting in the Southern District of Mississippi.  With the agreement of the respective authorities, the Company currently has suspended the production of documents.  Other insurers have received similar subpoenas and requests for information.

Allstate is defending various lawsuits involving worker classification issues.  These lawsuits include several certified class actions challenging the overtime exemption claimed by the Company under the Fair Labor Standards Act or state wage and hour laws.  In these cases, plaintiffs seek monetary relief, such as penalties and liquidated damages, and non–monetary relief, such as injunctive relief.  These class actions mirror similar lawsuits filed against other carriers in the industry and other employers.  Allstate is continuing to vigorously defend its worker classification lawsuits.

The Company is defending certain matters relating to the Company’s agency program reorganization announced in 1999.  These matters are in various stages of development.

•                  These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (the “EEOC I” suit) and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (the “Romero I” suit).  In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to Allstate “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request.  In June 2007, the court granted the Company’s motions for summary judgment.  Following plaintiffs’ filing of a notice of appeal, the Third Circuit issued an order in December 2007 stating that the notice of appeal was not taken from a final order within the meaning of the federal law and thus not appealable at this time.  In March 2008, the Third Circuit decided that the appeal should not summarily be dismissed and that the question of whether the matter is appealable at this time will be addressed by the Court along with the merits of the appeal.

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

•                  The Company is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization.  Plaintiffs allege that they were constructively discharged so that Allstate could avoid paying ERISA and other benefits offered under the reorganization.  They claim that the constructive discharge resulted from the implementation of agency standards, including mandatory office hours and a requirement to have licensed staff available during business hours.  The court approved the form of class notice which was sent to approximately 1,800 potential class members in November 2007.  Fifteen individuals opted out.  The Company’s motions for judgment on the pleadings were partially granted and the Company’s motion for summary judgment remains pending.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•                  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue.  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in 2005.  In June 2007, the court granted Allstate’s motion to dismiss the case.  Following plaintiffs’ filing of a notice of appeal, the Third Circuit issued an order in December 2007 stating that the notice of appeal was not taken from a final order within the meaning of the federal law and thus not appealable at this time.  In March 2008, the Third Circuit decided that the appeal should not summarily be dismissed and that the question of whether the matter is appealable at this time will be addressed by the Court along with the merits of the appeal.

In all of these various matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  Allstate has been vigorously defending these lawsuits and other matters related to its agency program reorganization.

The Company is vigorously defending its auto and homeowners insurance rates in administrative actions filed by the Texas and California Departments of Insurance.  The Departments are focusing on the reasonableness of the Company’s rates for the risks to which they apply.

•                  In 2004, the Company made a homeowners rate filing in Texas requesting to reduce its rates by approximately 1.5%.  In December 2004, the Texas Commissioner of Insurance disapproved that filing and began proceedings to disapprove the Company’s then current rates.  Following an administrative hearing process, in 2006, the Commissioner ordered the Company to reduce its then current homeowners rates by 5% and to pay refunds on the difference plus interest back to December 30, 2004, for which the Company has been accruing.  The Company implemented a 5% rate decrease occurring in two stages, but challenged this 2006 refund order in the Travis County, Texas district court.  In March 2007, the district court affirmed in whole the Texas Commissioner’s rate refund order.  In April 2007, the Company appealed the judgment of the district court to the Third Court of Appeals, Austin, Texas.  This appeal remains pending.

•                  Allstate filed and implemented an 8% homeowners rate increase in August 2007 and immediately received an order from the Texas Commissioner of Insurance disapproving the rate change.  In addition, in October 2007 the Commissioner ordered the Company to pay refunds of its homeowners rates amounting to approximately 6.5% for the period between August 20, 2007 and October 5, 2007, and refunds of approximately 18.5% for the period following October 5, 2007, plus interest.  The Company was granted a permanent injunction that allows the Company’s August rate change to stay in place while the Company defends the rate change and disputes the refund order at an administrative hearing.

•                  In 2006, the Company made an automobile rate filing in California.  Following a rate hearing, the California Department of Insurance (“CDI”) issued an order in March 2008 directing the Company to reduce its rates by 15.9%.  The Company implemented the rate reduction effective April 28, 2008.  On April 11, 2008, the Company filed an appeal in Superior Court in San Francisco.  This appeal remains pending.

•                  The Company also is vigorously defending its homeowners rates in response to an Order to Show Cause issued by the CDI.  The CDI is seeking an order directing Allstate to issue refunds to its California homeowners customers for rates dating to May 2007 based upon the allegation that Allstate’s current rates are excessive.  The CDI has issued a Notice initiating an administrative hearing with respect to the Order to Show Cause.  The CDI has acknowledged that an action seeking refunds from an insurer charging approved rates based solely on an allegation of excessiveness is unprecedented, and Allstate maintains that this action is inconsistent with California’s prior approval ratemaking scheme and not authorized under California law.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Shareholder Derivative Suit

On January 18, 2008, a shareholder derivative action was filed, purportedly on behalf of The Allstate Corporation, against the members of its Board of Directors, in the United States District Court for the Northern District of Illinois, Eastern Division.  This derivative action alleges breaches of fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets in connection with Allstate’s actions to protect certain documents from public disclosure in litigation and regulatory proceedings.  The complaint further alleges wrongdoing with respect to Allstate’s claim handling.  According to the allegations, the director defendants conspired to approve or permit these alleged wrongs to occur and participated in efforts to conceal them from Allstate’s stockholders.  Plaintiff alleges that these actions have resulted in a variety of sanctions and adverse orders being entered against Allstate by various courts and the Florida Office of Insurance Regulation.  The complaint seeks an unspecified amount of damages.  The defendants have moved to dismiss the complaint.

Asbestos and environmental

Allstate’s reserves for asbestos claims were $1.28 billion and $1.30 billion, net of reinsurance recoverables of $737 million and $752 million, at March 31, 2008 and December 31, 2007, respectively.  Reserves for environmental claims were $227 million and $232 million, net of reinsurance recoverables of $104 million and $107 million, at March 31, 2008 and December 31, 2007, respectively.  Approximately 63% of the total net asbestos and environmental reserves at March 31, 2008 and December 31, 2007 were for incurred but not reported estimated losses.

Management believes its net loss reserves for asbestos, environmental and other discontinued lines exposures are appropriately established based on available facts, technology, laws and regulations.  However, establishing net loss reserves for asbestos, environmental and other discontinued lines claims is subject to uncertainties that are greater than those presented by other types of claims. The ultimate cost of losses may vary materially from recorded amounts, which are based on management’s best estimate.  Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure and unresolved legal issues regarding policy coverage; unresolved legal issues regarding the determination, availability and timing of exhaustion of policy limits; plaintiffs’ evolving and expanding theories of liability, availability and collectibility of recoveries from reinsurance, retrospectively determined premiums and other contractual agreements; and estimating the extent and timing of any contractual liability, and other uncertainties. There are also complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are covered, or were ever intended to be covered, and could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean–up costs represent insured property damage. Management believes these issues are not likely to be resolved in the near future, and the ultimate cost may vary materially from the amounts currently recorded resulting in an increase in loss reserves.  In addition, while the Company believes that improved actuarial techniques and databases have assisted in its ability to estimate asbestos, environmental, and other discontinued lines net loss reserves, these refinements may subsequently prove to be inadequate indicators of the extent of probable losses.  Due to the uncertainties and factors described above, management believes it is not practicable to develop a meaningful range for any such additional net loss reserves that may be required.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Components of Net Periodic Pension and Postretirement Benefit Costs

The components of net periodic cost for the Company’s pension and postretirement benefit plans for the three months ended March 31 are as follows:

	Three months ended March 31,
($ in millions)	2008	2007

Pension benefits
Service cost	$36	$40
Interest cost	78	78
Expected return on plan assets	(100)	(88)
Amortization of:
Prior service costs	—	(1)
Net loss	9	29
Settlement loss	11	11
Net periodic pension cost	$34	$69

Postretirement benefits
Service cost	$5	$6
Interest cost	14	16
Amortization of net (gain)	(6)	—
Net periodic postretirement cost	$13	$22

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Business Segments

Summarized revenue data for each of the Company’s business segments are as follows:

	Three months ended March 31,
($ in millions)	2008	2007
Revenues
Property–Liability
Property–liability insurance premiums earned
Standard auto	$4,291	$4,235
Non–standard auto	292	344
Homeowners	1,559	1,580
Other personal lines	622	647
Allstate Protection	6,764	6,806
Discontinued Lines and Coverages	—	—
Total property–liability insurance premiums earned	6,764	6,806
Net investment income	470	491
Realized capital gains and losses	(194)	444
Total Property–Liability	7,040	7,741

Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	65	74
Immediate annuities with life contingencies	30	77
Accident, health and other	103	91
Total life and annuity premiums	198	242
Interest–sensitive life insurance	241	223
Fixed annuities	13	18
Total contract charges	254	241
Total life and annuity premiums and contract charges	452	483
Net investment income	1,015	1,050
Realized capital gains and losses	(432)	23
Total Allstate Financial	1,035	1,556

Corporate and Other
Service fees	2	3
Net investment income	41	30
Realized capital gains and losses	(29)	4
Total Corporate and Other before reclassification of service fees	14	37
Reclassification of service fees (1)	(2)	(3)
Total Corporate and Other	12	34
Consolidated Revenues	$8,087	$9,331

(1) For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial performance data for each of the Company’s reportable segments are as follows:

	Three months ended March 31,
($ in millions)	2008	2007
Net income
Property–Liability
Underwriting income
Allstate Protection	$415	$1,006
Discontinued Lines and Coverages	(7)	40
Total underwriting income	408	1,046
Net investment income	470	491
Income tax expense on operations	(250)	(475)
Realized capital gains and losses, after–tax	(125)	287
Property–Liability net income	503	1,349

Allstate Financial
Life and annuity premiums and contract charges	452	483
Net investment income	1,015	1,050
Periodic settlements and accruals on non–hedge derivative financial instruments	9	12
Contract benefits and interest credited to contractholder funds	(1,027)	(1,077)
Operating costs and expenses and amortization of deferred policy acquisition costs	(235)	(234)
Income tax expense on operations	(71)	(78)
Operating income	143	156
Realized capital gains and losses, after–tax	(281)	15
Deferred policy acquisition costs and deferred sales inducements amortization relating to realized capital gains and losses, after–tax	39	—
Reclassification of periodic settlements and accruals on non–hedge financial instruments, after–tax	(6)	(8)
Gain (loss) on disposition of operations, after–tax	(6)	1
Allstate Financial net (loss) income	(111)	164

Corporate and Other
Service fees (1)	2	3
Net investment income	41	30
Operating costs and expenses	(94)	(77)
Income tax benefit on operations	26	23
Operating loss	(25)	(21)
Realized capital gains and losses, after–tax	(19)	3
Corporate and Other net loss	(44)	(18)
Consolidated net income	$348	$1,495

 (1) For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  Other Comprehensive Income

The components of other comprehensive (loss) income on a pretax and after–tax basis are as follows:

	Three months ended March 31,
	2008			2007
($ in millions)	Pre–tax	Tax	After–tax	Pre–tax	Tax	After–tax

Unrealized net holding (losses) gains arising during the period, net of related offsets	$(2,076)	$731	$(1,345)	$434	$(152)	$282
Less: reclassification adjustment of realized capital gains and losses	(272)	95	(177)	458	(160)	298
Unrealized net capital gains and losses	(1,804)	636	(1,168)	(24)	8	(16)
Unrealized foreign currency translation adjustments	(25)	9	(16)	3	(1)	2
Net funded status of pension and other postretirement benefit obligation	(114)	38	(76)	29	12	41
Other comprehensive (loss) income	$(1,943)	$683	(1,260)	$8	$19	27
Net income			348			1,495
Comprehensive (loss) income			$(912)			$1,522

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Allstate Corporation

Northbrook, IL 60062

We have reviewed the accompanying condensed consolidated statements of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of March 31, 2008, and the related condensed consolidated statements of operations, and cash flows for the three-month periods ended March 31, 2008 and 2007.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2008, which report includes an explanatory paragraph relating to a change in the Company’s method of accounting for uncertainty in income taxes and accounting for deferred acquisition costs associated with internal replacements in 2007 and defined pension and other postretirement plans in 2006, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

May 6, 2008

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as “we”, “our”, “us”, the “Company” or “Allstate”).  It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation Annual Report on Form 10-K for 2007.  Further analysis of our insurance segments is provided in the Property-Liability Operations (which includes the Allstate Protection and the Discontinued Lines and Coverages segments) and in the Allstate Financial Segment sections of Management’s Discussion and Analysis (“MD&A”). The segments are consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources.

Allstate’s goal is to reinvent protection and retirement for the consumer.  To achieve this goal, Allstate is focused on the following operating priorities:  consumer focus, operational excellence, enterprise risk and return, and capital management.

HIGHLIGHTS

•             Net income decreased $1.15 billion to $348 million in the first quarter of 2008 from $1.50 billion in the first quarter of 2007.  Net income per diluted share decreased $1.79 to $0.62 in the first quarter of 2008 from $2.41 in the first quarter of 2007.

•             The Property-Liability combined ratio was 94.0 in the first quarter of 2008 compared to 84.6 in the first quarter of 2007.

•             Allstate Financial had a net loss of $111 million in the first quarter of 2008 compared to net income of $164 million in the first quarter of 2007.

•             Total revenues decreased 13.3% to $8.09 billion in the first quarter of 2008 from $9.33 billion in the first quarter of 2007.

•             Property-Liability premiums earned decreased 0.6% to $6.76 billion in the first quarter of 2008 from $6.81 billion in the first quarter of 2007.

•             Realized capital losses were $655 million in the first quarter of 2008 compared to realized capital gains of $471 million in the first quarter of 2007.

•             Investments as of March 31, 2008 decreased 3.0% from December 31, 2007 and net investment income decreased 2.9% in the first quarter of 2008 compared to the first quarter of 2007.

•             Book value per diluted share decreased 0.2% to $36.45 as of March 31, 2008 from $36.54 as of March 31, 2007 and decreased 5.5% from $38.58 as of December 31, 2007.

•             For the twelve months ended March 31, 2008, return on the average of beginning and ending period shareholders’ equity decreased 7.3 points to 16.3% from 23.6% for the twelve months ended March 31, 2007.

•             Stock repurchases totaled $424 million for the three months ended March 31, 2008.  We completed our $4.00 billion share repurchase program that commenced in November 2006, and commenced a $2.00 billion share repurchase program that is expected to be completed by March 31, 2009.

•             We increased our quarterly dividend to $0.41 per share in the first quarter of 2008, a 7.9% increase over the same period in prior year.

CONSOLIDATED NET INCOME

	Three Months Ended March 31,
(in millions)	2008	2007

Revenues
Property-liability insurance premiums earned	$6,764	$6,806
Life and annuity premiums and contract charges	452	483
Net investment income	1,526	1,571
Realized capital gains and losses	(655)	471
Total revenues	8,087	9,331

Costs and expenses
Property-liability insurance claims and claims expense	(4,676)	(4,117)
Life and annuity contract benefits	(397)	(428)
Interest credited to contractholder funds	(624)	(649)
Amortization of deferred policy acquisition costs	(1,075)	(1,153)
Operating costs and expenses	(792)	(727)
Restructuring and related charges	1	1
Interest expense	(88)	(72)
Total costs and expenses	(7,651)	(7,145)

Loss on disposition of operations	(9)	—
Income tax expense	(79)	(691)
Net income	$348	$1,495

Property-Liability	$503	$1,349
Allstate Financial	(111)	164
Corporate and Other	(44)	(18)
Net income	$348	$1,495

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements.

In applying policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our businesses and operations.  It is reasonably likely that changes in these estimates could occur from period to period and result in a material impact on our consolidated financial statements.

Our critical accounting estimate for the fair value of financial assets and financial liabilities follows.  For a description of critical accounting estimates not discussed below, see the Application of Critical Accounting Estimates section of the MD&A found under Part II. Item 7. of The Allstate Corporation Annual Report on Form 10-K for 2007.

Fair Value of Financial Assets and Financial Liabilities   Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS No. 157”) is effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities that are measured at fair value. SFAS No. 157:

•                   Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;

•                   Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation as of the measurement date;

•                   Expands disclosures about financial instruments measured at fair value.

We categorize our financial assets and financial liabilities measured at fair value based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities which we can access (Level 1); the second highest priority for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets, or valuation models whose inputs are observable (Level 2); and the lowest priority to unobservable inputs (Level 3).  If inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the entire instrument.  Certain financial assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans and policy loans, and thus are only categorized in the fair value hierarchy when held at fair value on a non-recurring basis. In addition, equity options embedded in fixed income securities are not disclosed in the hierarchy with free-standing derivatives as the embedded derivatives are presented as combined instruments in fixed income securities.

The availability of market observable information is the principal factor in determining the level that financial instruments are assigned in the three-level hierarchy. Observable inputs are those used by market participants in valuing financial instruments that are developed based on market data obtained from independent sources.  In the absence of observable inputs, unobservable inputs reflect our estimates of the assumptions market participants would use in valuing financial assets and financial liabilities and are developed based on the best information available in the circumstances.  The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information.

Financial assets and financial liabilities recorded on the Condensed Consolidated Statements of Financial Position at fair value are categorized based on the reliability of inputs to the valuation techniques as follows:

Level 1:     Financial assets and financial liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we can access.

Level 2: Financial assets and financial liabilities whose values are based on the following:

a)              Quoted prices for similar assets or liabilities in active markets;

b)             Quoted prices for identical or similar assets or liabilities in non-active markets; or

c)              Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability

Level 3:   Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs may reflect our estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

We utilize a combination of third party valuation service providers, brokers, and internal valuation models to determine fair value.  We gain assurance on the overall reasonableness and consistent application of input assumptions, valuation methodologies, and compliance with accounting standards for fair value determination through the execution of various processes and controls designed to ensure that our financial assets and financial liabilities are appropriately valued and our ongoing monitoring of the fair values received or derived internally.

We are responsible for the determination of the value of the financial assets and financial liabilities carried at fair value and the supporting assumptions and methodologies.  In certain situations, we employ independent third-party valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant assumptions and methodologies for individual instruments.  In situations where our valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote or by employing internal valuation models that are widely accepted in the financial services industry.  Changing market conditions in the first quarter of 2008 were incorporated into valuation assumptions and reflected in the fair values, which were validated by calibration and other analytical techniques to available market observable data.

Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary algorithms, produce valuation information in the form of a single fair value for individual securities for which a fair value has been requested under the terms of our agreements.  For certain equity securities, valuation service providers provide market quotations for completed transactions on the measurement date.  For other security types, fair values are derived from the valuation service providers’ proprietary valuation models.  The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, currency rates, and other market-observable information, as applicable. Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial instruments.  The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector, and where applicable, collateral quality and other issue or issuer specific information.  Executing valuation models effectively requires seasoned professional judgment and experience.  In cases where market transactions or other market observable data is limited, the extent to which judgment is applied varies inversely with the availability of market observable information.

For certain of our financial assets carried at fair value, where our valuation service providers cannot provide fair value determinations, we obtain non-binding price quotes from brokers familiar with the security who, similar to our valuation service providers, may consider transactions or activity in similar securities, as applicable, among other information.  The brokers providing price quotes are generally from the brokerage divisions of leading financial institutions with market making, underwriting and distribution expertise.

The fair value of financial assets and financial liabilities, including privately-placed securities and certain derivatives embedded in certain contractholder liabilities, where our valuation service providers or brokers do not provide fair value determinations, is determined using valuation methods and models widely accepted in the financial services industry.  Internally developed valuation models, which include inputs that may not be market observable and as such involve some degree of judgment, are considered appropriate for each class of security to which they are applied.

Our internal pricing methods are primarily based on models using discounted cash flow methodologies that determine a single best estimate of fair value for individual financial instruments.  In addition, our models use internally assigned credit ratings as inputs (which are generally consistent with any external ratings and those we use to report our holdings by credit rating) and stochastically determined cash flows for certain derivatives embedded in certain contractholder liabilities, both of which are difficult to independently observe and verify.  Instrument specific inputs used in our internal fair value determinations include: coupon rate, weighted average life, sector of the issuer, call provisions, and the contractual elements of derivatives embedded in certain contractholder liabilities.  Market specific inputs used in these fair values, which we believe are representative of inputs other market participants would use to determine fair value of the same instruments include: interest rate yield curves, quoted market prices of comparable securities, credit spreads, estimated liquidity premiums, and other applicable market data including lapse and anticipated market return estimates for derivatives embedded in certain contractholder liabilities.  As a result of the significance of non-market observable inputs, including internally assigned credit ratings and stochastic cash flow estimates as described above, judgment is required in developing these fair values. The fair value of these financial assets and financial liabilities may differ from the amount received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Moreover, the use of different valuation assumptions may have a material effect on the financial assets’ and financial liabilities’ fair values.

Fair value of our investments comprise an aggregation of numerous, single best estimates for each security in the Condensed Consolidated Statements of Financial Position.  Because of this detailed approach, there is no single set of assumptions that determine our fair value estimates at a consolidated level.  Moreover management does not compile a range of estimates for items reported at fair value at the consolidated level because we do not believe that a range would provide meaningful information.  Level 1 and Level 2 measurements represent valuations where all significant inputs are market observable. Level 3 measurements have one or more significant inputs that are not market observable and as a result these fair value determinations have greater potential variability as it relates to their significant inputs.  The Level 3 principal components are privately placed securities valued using internal models, asset-backed residential mortgage-backed securities (“ABS RMBS”), broker quoted securities and Alt-A residential mortgage-backed securities (“Alt-A”). In general, the greater the reliance on significant inputs that are not market observable, the greater potential variability of the fair value determinations. ABS RMBS and Alt-A reflected the most significant impacts, to their respective fair value determinations, due to the continued illiquidity that existed for these classes of securities. For broker quoted securities’ fair value determinations, we believe the brokers providing the quotes may consider market observable transactions or activity in similar securities, as applicable, and other information as calibration points. Privately placed securities’ fair value determinations, which were based on internal ratings that are not market observable, are calibrated to market observable information in the form of external National Association of Insurance Commissioners (“NAIC”) ratings and credit spreads.  We believe our most significant exposure to changes in fair value is due to market risk.  Our exposure to changes in market conditions is discussed fully in the Market Risk section of the MD&A included in our 2007 Form 10-K.

We employ specific control processes to determine the reasonableness of the fair values of our financial assets and financial liabilities.  Our processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value.  For example, on a continuing basis, we assess the reasonableness of individual security values received from valuation service providers that exceed certain thresholds as compared to previous values received from those valuation service providers. In addition, we may validate the reasonableness of fair values by comparing information obtained from our valuation service providers to other third party valuation sources for selected financial assets. When fair value determinations are expected to be more variable, we validate them through reviews by members of management who have relevant expertise and who are independent of those charged with executing investing transactions.

The following table identifies investments as of March 31, 2008 by source of value determination:

	Investments
(in millions)	Carrying Value	Percent to total
Fair value based on internal sources (1)	$17,427	15.1%
Fair value based on external sources (2)	80,983	70.1
Total fixed income, equity and certain short-term securities	98,410	85.2
Fair value of derivatives	269	0.2
Mortgage loans, policy loans, bank loans and certain limited partnership, short-term and other investments, valued at cost, amortized cost and the equity method	16,791	14.6
Total	$115,470	100.0%

(1) Includes short-term: commercial paper and other of $5.33 billion reported in Level 2.

(2) Includes 6% that are valued using broker quotes.

For more detailed information on our accounting policy for the fair value of financial assets and financial liabilities and information on the financial assets and financial liabilities included in the Levels promulgated by SFAS No. 157, see Note 4 to the Condensed Consolidated Financial Statements.

The following table presents fair value as a percent of amortized cost for Level 3 investments at March 31, 2008.

(in millions)	Fair value	Fair value as a % of Amortized cost

Corporate - privately placed securities	$12,012	101.3%
ABS RMBS	3,335	79.3
Alt-A	1,056	82.6
Other CDO	1,740	77.2
Asset-backed collateralized debt obligations (“ABS CDO”)	17	106.3
CRE CDO	438	61.5
Commercial mortgage-backed securities (“CMBS”)	232	78.1
Free-Standing Derivatives	46	N/A
Municipals	1,477	99.3
Other	2,387	97.0
Sub-total Level 3 recurring	22,740	92.3
Non-recurring basis	260	100.0
Total Level 3 investments	$23,000	92.4

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities by their classification in the Condensed Consolidated Statement of Financial Position at March 31, 2008.

(in millions)	Level 1	Level 2	Level 3	Valued at cost, amortized cost or using the equity method	Balance as of March 31, 2008
Financial Assets
Fixed income securities	$942	$64,575	$22,567		$88,084
Equity securities	3,673	578	128		4,379
Mortgage loans			234	$10,873	11,107
Limited partnership interests			22	2,684	2,706
Short-term	621	5,326		625	6,572
Other investments		786	49	2,349	3,184
Counterparty and cash collateral netting					(562)
Total Investments	5,236	71,265	23,000	16,531	115,470
Separate account assets	13,132				13,132
Other assets	(2)		2		—
Total Financial Assets	$18,366	$71,265	$23,002	$16,531	$128,602

Financial Liabilities
Contractholder funds		$(50)	$(10)		$(60)
Other liabilities		(865)	(117)		(496)
Reserve for life-contingent contract benefits			(55)		(55)
Total Financial Liabilities	$—	$(915)	$(182)	$—	$(611)

Transfers into and out of Level 3 during the quarter are attributable to a change in the availability of market observable information for individual securities within the respective categories.  For a further discussion of the impact of unrealized net capital gains and losses on our results of operations and a discussion of the fluctuations in fair value during the quarter ended March 31, 2008, see the Investments section of the MD&A.

PROPERTY-LIABILITY HIGHLIGHTS

•             Premiums written, an operating measure that is defined and reconciled to premiums earned on page 36, decreased 1.4% to $6.51 billion in the first quarter of 2008 from $6.61 billion in the first quarter of 2007.  Allstate brand standard auto premiums written increased 0.6% to $4.08 billion in the first quarter of 2008 from $4.05 billion in the first quarter of 2007.  Allstate brand homeowners premiums written decreased 2.3% to $1.19 billion in the first quarter of 2008 from $1.21 billion in the first quarter of 2007.

•             Premium operating measures and statistics contributing to the overall Allstate brand standard auto premiums written growth were the following:

•                  0.1% decrease in policies in force (“PIF”) as of March 31, 2008 compared to March 31, 2007

•                  0.8 point decline in the six month renewal ratio to 88.9% in the first quarter of 2008 compared to 89.7% in the first quarter of 2007

•                  1.9% increase in the six month policy term average premium before reinsurance to $428 in the first quarter of 2008 from $420 in the first quarter of 2007

•                  13.7% decrease in new issued applications in the first quarter of 2008 compared to the first quarter of 2007

•                  Premium operating measures and statistics contributing to the overall Allstate brand homeowners premiums written decline were the following:

•                  3.9% decrease in PIF as of March 31, 2008 compared to March 31, 2007

•                  0.3 point increase in the twelve month renewal ratio to 86.7% in the first quarter of 2008 compared to 86.4% in the first quarter of 2007

•                  2.4% increase in the twelve month policy term average premium before reinsurance to $867 in the first quarter of 2008 from $847 in the first quarter of 2007

•                   28.2% decrease in new issued applications in the first quarter of 2008 compared to the first quarter of 2007

•             The Allstate brand standard auto loss ratio increased 1.9 points to 65.5 in the first quarter of 2008 from 63.6 in the first quarter of 2007.  Standard auto property damage gross claim frequency (rate of claim occurrence per policy in force) decreased 2.4% in the first quarter of 2008 from the same period of 2007, and bodily injury gross claim frequency decreased 6.5% in the first quarter of 2008 from the same period of 2007.  Auto property damage and bodily injury paid severities (average cost per claim) increased 4.1% and 8.6%, respectively, in the first quarter of 2008 from the same periods of 2007.

•             The Allstate brand homeowners loss ratio, which includes catastrophes, increased 25.0 points to 80.2 in the first quarter of 2008 from 55.2 in the first quarter of 2007.  Homeowner gross claim frequency, excluding catastrophes, increased 1.5% in the first quarter of 2008 from the same period of 2007.  Homeowners paid severity, excluding catastrophes, increased 3.1% in the first quarter of 2008 from the same period of 2007.

•             Catastrophe losses in the first quarter of 2008 totaled $568 million compared to $161 million in the first quarter of 2007.  Impact of prior year reserve reestimates on catastrophe losses was $117 million unfavorable in the first quarter of 2008 compared to a favorable impact of $6 million in the first quarter of 2007.

•             Prior year reserve reestimates totaled $101 million unfavorable, including $117 million related to catastrophes, in the first quarter of 2008 compared to $129 million favorable, including $6 million related to catastrophes, in the first quarter of 2007.

•             Underwriting income for Property-Liability was $408 million in the first quarter of 2008 compared to $1.05 billion in the first quarter of 2007.  The combined ratio was 94.0 in the first quarter of 2008 compared to 84.6 in the first quarter of 2007.  Underwriting income, a measure not based on GAAP, is defined below.

•             Investments as of March 31, 2008 decreased 6.0% from December 31, 2007 and net investment income decreased 4.3% in the first quarter of 2008 compared to the first quarter of 2007.

•             Realized capital losses were $194 million in the first quarter of 2008 compared to realized capital gains of $444 million in the first quarter of 2007.

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

Underwriting income (loss), a measure that is not based on GAAP and is reconciled to net income on page 35, is calculated as premiums earned, less claims and claims expense (“losses”), amortization of DAC, operating costs and expenses and restructuring and related charges, as determined using GAAP.  We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results.  It is also an integral component of incentive compensation.  It is useful for investors to evaluate the components of income separately and in the aggregate when reviewing performance.  Net income is the GAAP measure most directly comparable to underwriting income (loss).  Underwriting income (loss) should not be considered as a substitute for net income and does not reflect the overall profitability of the business.

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

	Three Months Ended March 31,
(in millions, except ratios)	2008	2007
Premiums written	$6,514	$6,609

Revenues
Premiums earned	$6,764	$6,806
Net investment income	470	491
Realized capital gains and losses	(194)	444
Total revenues	7,040	7,741

Costs and expenses
Claims and claims expense	(4,676)	(4,117)
Amortization of DAC	(1,011)	(1,024)
Operating costs and expenses	(670)	(620)
Restructuring and related charges	1	1
Total costs and expenses	(6,356)	(5,760)

Income tax expense	(181)	(632)
Net income	$503	$1,349

Underwriting income	$408	$1,046
Net investment income	470	491
Income tax expense on operations	(250)	(475)
Realized capital gains and losses, after-tax	(125)	287
Net income	$503	$1,349

Catastrophe losses	$568	$161

GAAP operating ratios
Claims and claims expense ratio	69.1	60.5
Expense ratio	24.9	24.1
Combined ratio	94.0	84.6
Effect of catastrophe losses on combined ratio(1)	8.4	2.4
Effect of prior year reserve reestimates on combined ratio(1)	1.5	(1.9)
Effect of Discontinued Lines and Coverages on combined ratio	0.1	(0.6)

(1) Reserve reestimates included in catastrophe losses totaled $117 million unfavorable in the three months ended March 31, 2008 compared to $6 million favorable in the three months ended March 31, 2007.

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

	Three Months Ended March 31,
(in millions)	2008	2007

Premiums written:
Allstate Protection	$6,514	$6,609
Discontinued Lines and Coverages	—	—
Property-Liability premiums written	6,514	6,609
Decrease in unearned premiums	294	203
Other	(44)	(6)
Property-Liability premiums earned	$6,764	$6,806

Premiums earned:
Allstate Protection	$6,764	$6,806
Discontinued Lines and Coverages	—	—
Property-Liability	$6,764	$6,806

ALLSTATE PROTECTION SEGMENT

Premiums written by brand for the three months ended March 31, are shown in the following table.

	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2008	2007	2008	2007	2008	2007
Standard auto	$4,077	$4,051	$270	$266	$4,347	$4,317
Non-standard auto	274	321	12	21	286	342
Homeowners	1,185	1,213	113	123	1,298	1,336
Other personal lines(1)	554	581	29	33	583	614
Total	$6,090	$6,166	$424	$443	$6,514	$6,609

(1) Other personal lines include commercial lines, condominium, renters, involuntary auto and other personal lines.

Premiums earned by brand for the three months ended March 31, are shown in the following table.

	Allstate brand		Encompass brand		Total Allstate Protection
(in millions)	2008	2007	2008	2007	2008	2007
Standard auto	$4,011	$3,951	$280	$284	$4,291	$4,235
Non-standard auto	278	322	14	22	292	344
Homeowners	1,426	1,438	133	142	1,559	1,580
Other personal lines	592	611	30	36	622	647
Total	$6,307	$6,322	$457	$484	$6,764	$6,806

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

•                  Average premium- gross written:  Gross premiums written divided by issued item count.  Gross premiums written do not include the impacts from mid-term premium adjustments, ceded reinsurance premiums, or premium refund accruals.  Allstate brand average premiums represent the appropriate policy term for each line, which is 6 months for auto and 12 months for homeowners.    Encompass brand average premiums represent the appropriate policy term for each line, which is 12 months for standard auto and homeowners and 6 months for non-standard auto.

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

Standard auto premiums written increased 0.7% to $4.35 billion in the first quarter of 2008 from $4.32 billion in the same period of 2007.

Standard Auto	Allstate brand		Encompass brand
Three Months Ended March 31,	2008	2007	2008	2007
PIF (thousands)	18,165	18,190	1,111	1,114
Average premium- gross written(1)	$428	$420	$963	$975
Renewal ratio (%)(1)	88.9	89.7	75.0	75.4

(1) Policy term is six months for Allstate brand and twelve months for Encompass brand.

Allstate brand standard auto premiums written increased 0.6% to $4.08 billion in the first quarter of 2008 from $4.05 billion in the first quarter of 2007 due to increases in average premium, partially offset by declines in PIF.  The 0.1% decrease in Allstate brand standard auto PIF as of March 31, 2008 compared to March 31, 2007 was due to a lower renewal ratio and lower new business production.  New issued applications decreased 13.7% on a countrywide basis to 454 thousand in the first quarter of 2008 from 526 thousand in the first quarter of 2007.  Allstate brand standard auto average premium increased 1.9% in the first quarter of 2008 compared to same period of 2007, primarily due to rate changes.  The Allstate brand standard auto renewal ratio declined 0.8 points in the first quarter of 2008 compared to the same period of 2007 due to competitive conditions and the impact of our property catastrophe management actions on cross-sell opportunities.

Encompass brand standard auto premiums written increased 1.5% to $270 million in the first quarter of 2008 from $266 million in the same period of 2007 due to the continued rollout of the Encompass EdgeSM product, which is available in 16 states as of March 31, 2008, partially offset by declines in PIF and average premium.  The 0.3% decline in Encompass brand standard auto PIF as of March 31, 2008 compared to March 31, 2007 was due to a decline in the policies available to renew more than offsetting new business production.  Encompass brand standard auto average premium decreased 1.2% in the first quarter of 2008 compared to the same period of 2007 due to rate changes and a shift in the mix of business toward policies with basic coverages and fewer features.

Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued.  The following table shows the net rate changes that were approved for standard auto during the three months ended March 31, 2008 and 2007.  These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing new business in a state.

	# of States		Countrywide (%) (1)		State Specific (%) (2)
	2008	2007	2008	2007	2008	2007
Allstate brand	12	9	0.8	0.4	4.5	2.8
Encompass brand	17	2	0.3	0.2	1.4	5.9

(1)Represents the impact in the states where rate changes were approved during the three months ended March 31, 2008 and 2007, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)Represents the impact in the states where rate changes were approved during the three months ended March 31, 2008 and 2007, respectively, as a percentage of total prior year-end premiums written in those states.

Non-standard auto premiums written decreased 16.4% to $286 million in the first quarter of 2008 from $342 million in the same period of 2007.

Non-Standard Auto	Allstate brand		Encompass brand
Three Months Ended March 31,	2008	2007	2008	2007
PIF (thousands)	811	921	51	82
Average premium- gross written	$627	$613	$505	$522
Renewal ratio (%)	74.4	76.7	65.2	65.8

Allstate brand non-standard auto premiums written decreased 14.6% to $274 million in the first quarter of 2008 from $321 million in the same period of 2007 due to declines in PIF, partially offset by increases in average premium.  PIF decreased 11.9% as of March 31, 2008 compared to March 31, 2007 as new business production was insufficient to offset the decline in polices available to renew.  Allstate brand non-standard auto new issued applications increased 11.7% on a countrywide basis to 86 thousand in the first quarter of 2008 from 77 thousand in the first quarter of 2007 due to the continued rollout of our Allstate BlueSM product.  The renewal ratio decreased 2.3 points reflecting competitive pressures and rate changes.  The Allstate brand non-standard auto average premium in 2008 increased 2.3% due to changes in customer mix from the rollout of Allstate Blue and rate changes.

Encompass brand non-standard auto premiums written decreased 42.9% to $12 million in the first quarter of 2008 from $21 million in the same period of 2007 due to declines in PIF, driven by new business production that was insufficient to offset the decline in policies available to renew, and lower average premium due to geographic shifts in the mix of business.

Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued.  The following table shows the net rate changes that were approved for non-standard auto during the three months ended March 31, 2008 and 2007.  These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing new business in a state.

	# of States		Countrywide (%) (1)		State Specific (%) (2)
	2008	2007	2008	2007	2008	2007
Allstate brand	2	4	0.2	1.2	3.0	8.0
Encompass brand	—	—	—	—	—	—

(1)Represents the impact in the states where rate changes were approved during the three months ended March 31, 2008 and 2007, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)Represents the impact in the states where rate changes were approved during the three months ended March 31, 2008 and 2007, respectively, as a percentage of total prior year-end premiums written in those states.

Homeowners premiums written decreased 2.8% to $1.30 billion in the first quarter of 2008 from $1.34 billion in the same period of 2007.

Homeowners	Allstate brand		Encompass brand
Three Months Ended March 31,	2008	2007	2008	2007
PIF (thousands)	7,499	7,801	476	518
Average premium- gross written (12 months)	$867	$847	$1,196	$1,170
Renewal ratio (%)	86.7	86.4	80.7	80.9

Allstate brand homeowners premiums written decreased 2.3% to $1.19 billion in the first quarter of 2008 from $1.21 billion in the same period of 2007 due to increases in ceded reinsurance premiums and a 3.9% decline in PIF, due to lower new issued applications, partially offset by increases in average premium, reflecting rate changes, including our net cost of reinsurance.  New issued applications decreased 28.2% on a countrywide basis to 150 thousand in the first quarter of 2008 from 209 thousand in the first quarter of 2007.  The Allstate brand homeowners average premium increased 2.4% in the first quarter of 2008 compared to the same period of 2007, primarily due to higher average renewal premiums related to increases in insured value and approved rate changes, including our net cost of reinsurance, partially offset by a shift in geographic mix as our catastrophe management actions reduce premiums written in areas with generally higher average premiums.  The Allstate brand homeowners renewal ratio increased 0.3 points in the first quarter of 2008 compared to the same period of 2007 primarily due to less non-renewal activity in our catastrophe management states.

PIF and the renewal ratio will continue to be negatively impacted by our catastrophe management actions such as our decision to discontinue offering coverage by Allstate Floridian Insurance Company and its subsidiaries (“Allstate Floridian”) on approximately 120,000 property policies as part of a renewal rights and reinsurance arrangement with Royal Palm Insurance Company (“Royal Palm”) entered into in 2006 (“Royal Palm 1”), and separately, an additional 106,000 property policies under a renewal rights agreement with Royal Palm entered into in 2007 (“Royal Palm 2”).  Allstate Floridian no longer offers coverage on the policies involved in Royal Palm 1 and Royal Palm 2 when they expire, at which time Royal Palm may offer coverage to these policyholders.  The policies involved in Royal Palm 1 and Royal Palm 2 expired at a rate of 4% in the fourth quarter of 2006, 5% in the first quarter of 2007, 27% in the second quarter of 2007, 27% in the third quarter of 2007, 22% in the fourth quarter of 2007, and 14% in the first quarter of 2008.  The remaining policies are expected to expire during 2008.

Encompass brand homeowners premiums written decreased 8.1% to $113 million in the first quarter of 2008 from $123 million in the same period of 2007 due to increases in ceded reinsurance premiums and a decline in PIF, partially offset by increases in average premium.  The 8.1% decline in Encompass brand homeowners PIF as of March 31, 2008 compared to March 31, 2007 was partially due to a decline in the renewal ratio in the first quarter of 2008 compared to 2007, primarily due to our catastrophe management actions in certain markets.  The Encompass brand homeowners average premium increased 2.2% in the first quarter of 2008 compared to the same period of 2007 due to rate actions including those taken for our net cost of reinsurance.

We continue to pursue rate changes for homeowners when indicated.  The following table shows the net rate changes that were approved for homeowners during the three months ended March 31, 2008 and 2007, including rate changes approved based on our net cost of reinsurance.

	# of States		Countrywide (%) (1)		State Specific (%) (2)
	2008	2007	2008	2007	2008	2007
Allstate brand	9	4	1.3	1.6	10.9	9.0
Encompass brand	9	5	0.6	2.2	7.5	7.2

(1)Represents the impact in the states where rate changes were approved during the three months ended March 31, 2008 and 2007, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)Represents the impact in the states where rate changes were approved during the three months ended March 31, 2008 and 2007, respectively, as a percentage of total prior year-end premiums written in those states.

Underwriting results are shown in the following table.

	Three Months Ended March 31,
(in millions)	2008	2007

Premiums written	$6,514	$6,609
Premiums earned	6,764	6,806
Claims and claims expense	(4,671)	(4,159)
Amortization of DAC	(1,011)	(1,024)
Other costs and expenses	(668)	(618)
Restructuring and related charges	1	1
Underwriting income	$415	$1,006
Catastrophe losses	$568	$161

Underwriting income by line of business
Standard auto (1)	$479	$537
Non-standard auto	30	58
Homeowners	(63)	318
Other personal lines (1)	(31)	93
Underwriting income	$415	$1,006

Underwriting income by brand
Allstate brand	$393	$942
Encompass brand	22	64
Underwriting income	$415	$1,006

(1)    During the first quarter of 2008, $45 million of incurred but not reported (“IBNR”) losses were reclassified from standard auto to other personal lines to be consistent with the recording of excess liability policies’ premiums and losses.

Allstate Protection generated underwriting income of $415 million during the first quarter of 2008 compared to $1.01 billion in the same period of 2007.  The decrease was primarily due to higher catastrophe losses and an unfavorable change in prior year reserve reestimates.

Loss ratios are a measure of profitability.  Loss ratios by product, and expense and combined ratios by brand, are shown in the following table for the three months ended March 31.  These ratios are defined on page 34.

			Effect of Catastrophe Losses on the Loss Ratio
	2008	2007	2008	2007
Allstate brand loss ratio:
Standard auto	65.5	63.6	1.4	0.3
Non-standard auto	65.1	60.3	0.7	—
Homeowners	80.2	55.2	29.7	8.3
Other personal lines	69.6	60.1	10.0	3.6

Total Allstate brand loss ratio	69.2	61.2	8.6	2.4
Allstate brand expense ratio	24.6	23.9
Allstate brand combined ratio	93.8	85.1

Encompass brand loss ratio:
Standard auto (1)	51.1	64.8	0.4	0.4
Non-standard auto	71.4	77.3	—	—
Homeowners	65.4	49.3	18.8	4.9
Other personal lines (1)	220.0	52.8	6.7	2.8

Total Encompass brand loss ratio	67.0	59.9	6.1	1.9
Encompass brand expense ratio	28.2	26.9
Encompass brand combined ratio	95.2	86.8

Total Allstate Protection loss ratio	69.1	61.1	8.4	2.4
Allstate Protection expense ratio	24.8	24.1
Allstate Protection combined ratio	93.9	85.2

(1)              During the first quarter of 2008, $45 million of IBNR losses were reclassified from standard auto to other personal lines to be consistent with the recording of excess liability policies’ premiums and losses.

Standard auto loss ratio increased 1.9 points for the Allstate brand in the first quarter of 2008 compared to the same period of 2007 due to increased catastrophe losses and the absence of favorable prior year reserve reestimates.  Standard auto loss ratio for the Encompass brand decreased 13.7 points in the first quarter of 2008 compared to the same period of 2007 due to higher favorable reserve reestimates related to prior years largely attributable to reclassified IBNR from standard auto to other personal lines to be consistent with the recording of excess liability policies’ premiums and losses.

Non-standard auto loss ratio increased 4.8 points for the Allstate brand in the first quarter of 2008 compared to the same period of 2007 due to the absence of favorable reserve reestimates related to prior years.  Non-standard auto loss ratio for the Encompass brand decreased 5.9 points in the first quarter of 2008 compared to the same period of 2007.

Homeowners loss ratio for the Allstate brand increased 25.0 points in the first quarter of 2008 compared to the same period of 2007 largely attributable to higher catastrophe losses.   Homeowners loss ratio for the Encompass brand increased 16.1 points in the first quarter of 2008 compared to the same period of 2007 primarily due to higher catastrophe losses.

Expense ratio for Allstate Protection increased 0.7 points in the first quarter of 2008 compared to the same period of 2007 primarily due to higher employee compensation, agent remuneration and the net cost of benefits.

The expense ratio for Encompass brand increased 1.3 points in the first quarter of 2008 compared to the same period of 2007 primarily due to lower earned premiums as well as increased state fund assessments and employee related costs.

The impact of specific costs and expenses on the expense ratio for the three months ended March 31, is included in the following table.

	Allstate brand		Encompass brand		Allstate Protection
	2008	2007	2008	2007	2008	2007

Amortization of DAC	14.6	14.7	20.5	19.8	14.9	15.0
Other costs and expenses	10.0	9.2	8.0	7.1	9.9	9.1
Restructuring and related charges	—	—	(0.3)	—	—	—
Total expense ratio	24.6	23.9	28.2	26.9	24.8	24.1

Reserve reestimates

The table below shows net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2008 and 2007, and the effect of reestimates in each year.

	2008			2007
		Three Months Ended March 31,			Three Months Ended March 31,
(in millions)	Jan 1 Reserves	Reserve Reestimate	Effect on Combined Ratio	Jan 1 Reserves	Reserve Reestimate	Effect on Combined Ratio
Auto (1)	$10,175	$(54)	(0.8)	$9,995	$(66)	(1.0)
Homeowners	2,279	78	1.1	2,226	(3)	—
Other lines (1)	2,131	72	1.1	2,235	(18)	(0.3)
Total Allstate Protection (2)	$14,585	$96	1.4	$14,456	$(87)	(1.3)

Allstate brand	$13,456	$96	1.4	$13,220	$(79)	(1.2)
Encompass brand	1,129	—	—	1,236	(8)	(0.1)
Total Allstate Protection (2)	$14,585	$96	1.4	$14,456	$(87)	(1.3)

(1)    During the first quarter of 2008, $45 million of IBNR losses were reclassified from standard auto to other lines to be consistent with the recording of excess liability policies’ premiums and losses.

(2)    Reserve reestimates included in catastrophe losses totaled $117 million unfavorable in the three months ended March 31, 2008 compared to $6 million favorable in the three months ended March 31, 2007.

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

Summarized underwriting results are presented in the following table.

	Three Months Ended March 31,
(in millions)	2008	2007

Premiums written	$—	$—

Premiums earned	$—	$—
Claims and claims expense	(5)	42
Operating costs and expenses	(2)	(2)
Underwriting (loss) income	$(7)	$40

Three months ended March 31, 2007 included a $46 million reduction in the reinsurance recoverable valuation allowance related to Equitas Limited’s improved financial position as a result of its reinsurance coverage with National Indemnity Company.

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income decreased 4.3% in the first quarter of 2008 compared to the same period of 2007.  The decrease was principally due to decreased partnership income, lower average asset balances and lower portfolio yields.

Net realized capital gains and losses, after-tax are presented in the following table.

	Three Months Ended March 31,
(in millions)	2008	2007
Investment write-downs	$(175)	$(4)
Dispositions	124	411
Valuation of derivative instruments	(123)	8
Settlements of derivative instruments	(20)	29
Realized capital gains and losses, pretax	(194)	444
Income tax benefit (expense)	69	(157)
Realized capital gains and losses, after-tax	$(125)	$287

For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

•               Net loss of $111 million in the first quarter of 2008, driven by realized capital losses, compared to net income totaling $164 million in the same period of 2007.

•               Net realized capital losses were $432 million in the first quarter of 2008 compared to net realized capital gains of $23 million in the first quarter of 2007.

•               Contractholder fund deposits totaled $2.92 billion for the first quarter of 2008 compared to $2.45 billion for the same period of 2007.

•               Investments as of March 31, 2008 decreased 1.7% from December 31, 2007 and net investment income decreased 3.3% in the first quarter of 2008 compared to the same period of 2007.

ALLSTATE FINANCIAL SEGMENT

Summarized financial data for the three months ended March 31 is presented in the following table.

	Three Months Ended March 31,
(in millions)	2008	2007
Revenues
Life and annuity premiums and contract charges	$452	$483
Net investment income	1,015	1,050
Realized capital gains and losses	(432)	23
Total revenues	1,035	1,556

Costs and expenses
Life and annuity contract benefits	(397)	(428)
Interest credited to contractholder funds	(624)	(649)
Amortization of DAC	(64)	(129)
Operating costs and expenses	(118)	(105)
Total costs and expenses	(1,203)	(1,311)

Loss on disposition of operations	(9)	—

Income tax benefit (expense)	66	(81)
Net (loss) income	$(111)	$164

Investments	$73,023	$77,727

Net loss in the first quarter of 2008 of $111 million compared to net income of $164 million in the same period of 2007.  The change was mostly the result of the recognition of net realized capital losses in the first quarter of 2008 compared to net realized capital gains in the first quarter of 2007.

Analysis of Revenues Total revenues decreased 33.5% or $521 million in the first quarter of 2008 compared to the same period of 2007 due to the unfavorable change in realized capital gains and losses and, to a lesser extent, lower net investment income and premiums, partially offset by higher contract charges.

Life and annuity premiums and contract charges   Premiums represent revenues generated from traditional life insurance, immediate annuities with life contingencies, and accident, health and other insurance products that have significant mortality or morbidity risk.  Contract charges are revenues generated from interest-sensitive and variable life insurance, fixed annuities and institutional products for which deposits are classified as contractholder funds or separate accounts liabilities.  Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates.  As a result, changes in contractholder funds are considered in the evaluation of growth and as indicators of future levels of revenues.

        The following table summarizes life and annuity premiums and contract charges by product.

	Three Months Ended March 31,
(in millions)	2008	2007
Premiums
Traditional life insurance	$65	$74
Immediate annuities with life contingencies	30	77
Accident, health and other	103	91
Total premiums	198	242

Contract charges
Interest-sensitive life insurance	241	223
Fixed annuities	13	18
Total contract charges(1)	254	241

Life and annuity premiums and contract charges	$452	$483

(1) Contract charges include contract charges related to the cost of insurance totaling $172 million and $159 million in the three months ended March 31, 2008 and 2007, respectively.

Total premiums decreased 18.2% in the first quarter of 2008 compared to the same period of 2007 due primarily to a decline in sales of life contingent immediate annuities due to market conditions and higher reinsurance premiums on life insurance, partially offset by higher sales of accident and health insurance products sold through the Allstate Workplace Division.

Contract charges increased 5.4% in the first quarter of 2008 compared to the same period of 2007 due to growth in interest-sensitive life insurance policies in force, partially offset by decreased contract charges on fixed annuities resulting primarily from lower surrender charges.

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

The following table shows the changes in contractholder funds.

	Three Months Ended March 31,
(in millions)	2008	2007
Contractholder funds, beginning balance	$61,975	$62,031

Deposits
Fixed annuities	686	696
Institutional products (funding agreements)	1,660	1,200
Interest-sensitive life insurance	360	353
Bank and other deposits	211	203
Total deposits	2,917	2,452

Interest credited	626	658

Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(1,887)	(752)
Benefits	(463)	(417)
Surrenders and partial withdrawals	(1,187)	(1,221)
Contract charges	(209)	(194)
Net transfers from separate accounts	5	3
Fair value hedge adjustments for institutional products	66	(17)
Other adjustments (1)	(116)	(71)
Total maturities, benefits, withdrawals and other adjustments	(3,791)	(2,669)
Contractholder funds, ending balance	$61,727	$62,472

(1)              The table above illustrates the changes in contractholder funds, which are presented gross of reinsurance recoverables on the Condensed Consolidated Statements of Financial Position.  The table above is intended to supplement our discussion and analysis of revenues, which are presented net of reinsurance on the Condensed Consolidated Statements of Operations.  As a result, the net change in contractholder funds associated with products reinsured to third parties is reflected as a component of the other adjustments line.

Contractholder funds decreased 0.4% in the first quarter of 2008 and increased 0.7% in same period of 2007.  Average contractholder funds decreased 0.6% in the first quarter of 2008 compared to the first quarter of 2007.

Contractholder deposits increased 19.0% in the first quarter of 2008 compared to the same period of 2007 primarily due to higher deposits on institutional products, partially offset by slightly lower deposits on fixed annuities.  Deposits on institutional products increased 38.3% in the first quarter of 2008 compared to the same period of 2007.  Institutional product deposits include the issuance during the first quarter of 2008 of extendible funding agreements backing medium-term notes totaling $1.36 billion with an initial maturity of March 20, 2009 and a final maturity of March 20, 2013.  Quarterly, beginning on June 20, 2008, investors have the right to extend the maturity date of all or a portion of the medium-term notes by three additional months, up to, and in no event later than, the final maturity date.  Any such extension would also cause an extension of the related funding agreements.  Deposits on fixed annuities declined 1.4% in the first quarter of 2008 compared to the same period of 2007 due to competitive market conditions and our objective of meeting return targets on these products.  In addition, $1.75 billion of funding agreements backing medium term notes were issued in April 2008 with a maturity of April 30, 2013.

Maturities and retirements of institutional products increased $1.14 billion in the first quarter of 2008 compared to the same period in the prior year primarily due to the retirement in the first quarter of 2008 of extendible funding agreements backing medium-term notes outstanding totaling $1.25 billion purchased in the secondary market.

Surrenders and partial withdrawals decreased 2.8% in the first quarter of 2008 compared to the same period of 2007.  This decline was due to lower surrenders and partial withdrawals on Allstate Bank products and market value adjusted fixed annuities, partially offset by higher surrenders and partial withdrawals on interest-sensitive life products.  The surrender and partial withdrawal rate on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products, based on the beginning of period contractholder funds, was 10.9% in the first quarter of 2008 compared to 11.1% in the first quarter of 2007.

Net investment income decreased 3.3% in the first quarter of 2008 compared to the same period of 2007 due to lower investment balances reflecting dividends paid by Allstate Life Insurance Company (“ALIC”) to its parent Allstate Insurance Company (“AIC”) in 2007, increased short-term investment balances to mitigate reduced liquidity in some asset classes and lower investment yields, particularly on short-term and floating rate securities.

Net realized capital gains and losses are reflected in the following table.

	Three Months Ended March 31,
(in millions)	2008	2007

Investment write-downs	$(209)	$(1)
Dispositions	(66)	35
Valuation of derivative instruments	(202)	(20)
Settlements of derivative instruments	45	9
Realized capital gains and losses, pretax	(432)	23
Income tax benefit (expense)	151	(8)
Realized capital gains and losses, after-tax	$(281)	$15

For further discussion of realized capital gains and losses, see the Investments section of MD&A.

Analysis of Costs and Expenses   Total costs and expenses decreased 8.2% in the first quarter of 2008 compared with the same period of 2007 as lower amortization of DAC, contract benefits and interest credited to contractholder funds were partially offset by higher operating costs and expenses.

Life and annuity contract benefits decreased 7.2% or $31 million in the first quarter of 2008 compared to the same period in 2007 due to lower contract benefits on annuities and, to a lesser extent, decreased contract benefits on life insurance products.  The decline in contract benefits on annuities was mostly attributable to lower sales of immediate annuities with life contingencies, partially offset by unfavorable mortality experience. The decline in contract benefits on life insurance products was due to the recognition in the prior year of litigation related costs in the form of additional policy benefits partially offset by unfavorable mortality experience on traditional life insurance products.

We analyze our mortality and morbidity results using the difference between premiums, contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $138 million and $137 million in the first quarter of 2008 and 2007, respectively.  The benefit spread by product group is disclosed in the following table.

	Three Months Ended March 31,
(in millions)	2008	2007
Life insurance	$129	$118
Annuities	(18)	(8)
Total benefit spread	$111	$110

Interest credited to contractholder funds decreased 3.9% or $25 million in the first quarter of 2008 compared to the same period of 2007 due primarily to a decline in contractholder funds and lower weighted average interest crediting rates on institutional products due to declines in market interest rates on floating rate securities.

In order to analyze the impact of net investment income and interest credited to policyholders on net income, we review the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on immediate annuities with life contingencies, which is included as a component of life and annuity contract benefits on the Condensed Consolidated Statements of Operations (“investment spread”).  The investment spread by product group is shown in the following table.

	Three Months Ended March 31,
(in millions)	2008	2007
Annuities	$115	$129
Life insurance	19	19
Institutional products	27	25
Bank	5	4
Net investment income on investments supporting capital	87	87
Total investment spread	$253	$264

To further analyze investment spreads the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates on investment type products and investment spreads for the three months ended March 31.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2008	2007	2008	2007	2008	2007
Interest-sensitive life insurance	6.2%	6.1%	4.6%	4.5%	1.6%	1.6%
Deferred fixed annuities	5.6	5.7	3.7	3.6	1.9	2.1
Immediate fixed annuities with and without life contingencies	6.9	7.1	6.5	6.6	0.4	0.5
Institutional products	5.2	6.1	4.1	5.1	1.1	1.0
Investments supporting capital, traditional life and other products	6.0	5.4	N/A	N/A	N/A	N/A

The following table summarizes our product liabilities as of March 31 and indicates the account value of those contracts and policies in which an investment spread is generated.

	As of March 31,
(in millions)	2008	2007
Immediate fixed annuities with life contingencies	$8,309	$8,208
Other life contingent contracts and other	4,905	4,598
Reserve for life-contingent contracts benefits	$13,214	$12,806

Interest-sensitive life insurance	$9,653	$9,196
Deferred fixed annuities	33,871	35,224
Immediate fixed annuities without life contingencies	3,881	3,806
Institutional products	12,884	13,068
Allstate Bank	862	759
Fair value adjustments related to fair value hedges and other	576	419
Contractholder funds	$61,727	$62,472

Amortization of DAC decreased 50.4% or $65 million in the first quarter of 2008 compared to the same period of 2007.  The decrease in amortization of DAC in the first quarter of 2008 compared to the same period of 2007 was due to a reduction in amortization relating to realized capital gains and losses of $53 million and an increase in amortization deceleration (credit to income) of $11 million due to our annual comprehensive review of DAC assumptions (commonly referred to as “DAC unlocking”).

The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

In accordance with our annual comprehensive review of DAC assumptions, in the first quarter of 2008, the Company recognized net amortization deceleration totaling $25 million, including $17 million for fixed annuities and $8 million for interest-sensitive life insurance products.  In the first quarter of 2007, net amortization deceleration totaled $14 million and included net amortization deceleration of $18 million for interest-sensitive life insurance products and net amortization acceleration of $4 million for fixed annuities.  The first quarter 2008 net amortization deceleration of $17 million on fixed annuities was due primarily to higher than expected investment spreads partially offset by increased expenses.  The first quarter 2008 net amortization deceleration of $8 million on interest-sensitive life insurance products was due to higher than expected benefit spreads partially offset by increased expenses.

Operating costs and expenses increased 12.4% in the first quarter of 2008 compared to the same period of 2007.   The following table summarizes operating costs and expenses.

	Three Months Ended March 31,
(in millions)	2008	2007

Non-deferrable acquisition costs	$39	$42
Other operating costs and expenses	79	63
Total operating costs and expenses	$118	$105

Non-deferrable acquisition costs decreased 7.1% or $3 million in the first quarter of 2008 compared to the same period of 2007 due to lower non-deferrable commissions.  Other operating costs and expenses increased 25.4% or $16 million in the first quarter of 2008 compared to the same period of 2007 due primarily to increased spending on consumer research, product development, marketing and technology costs.

Loss on disposition of operations for the first quarter of 2008 totaled $9 million and was primarily comprised of losses associated with the anticipated disposition of our direct response long-term care business that is currently held for sale.

Income tax benefit of $66 million was recognized for the first quarter of 2008 compared to income tax expense of $81 million in the same period in the prior year.  The change reflects the shift from net pretax income in the prior year to a net pretax loss in the current year.

INVESTMENTS

An important component of our financial results is the return on our investment portfolios.  Investment portfolios are segmented between the Property-Liability, Allstate Financial and Corporate and Other operations.  The investment portfolios are managed based upon the nature of each respective business and its corresponding liability structure.  The composition of the investment portfolios at March 31, 2008 is presented in the table below.

	Property-Liability		Allstate Financial(4)		Corporate and Other(4)		Total
(in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities(1)	$30,363	78.9%	$55,607	76.2%	$2,114	53.1%	$88,084	76.3%
Equity securities(2)	4,235	11.0	144	0.2	—	—	4,379	3.8
Mortgage loans	787	2.1	10,320	14.1	—	—	11,107	9.6
Limited partnership interests(3)	1,560	4.1	1,063	1.5	83	2.1	2,706	2.3
Short-term	1,479	3.8	3,313	4.5	1,780	44.8	6,572	5.7
Other	45	0.1	2,576	3.5	1	—	2,622	2.3
Total	$38,469	100.0%	$73,023	100.0%	$3,978	100.0%	$115,470	100.0%

(1) Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $30.44 billion, $56.49 billion and $2.08 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2) Equity securities are carried at fair value.  Cost basis for these securities was $3.84 billion and $151 million for Property-Liability and Allstate Financial, respectively.

(3) We have commitments to invest in additional limited partnerships totaling $1.83 billion at March 31, 2008.

(4) Balances reflect the elimination of related party investments between Allstate Financial and Corporate and Other.

Total investments decreased to $115.47 billion at March 31, 2008, from $118.98 billion at December 31, 2007, due to unrealized net capital losses, net realized capital losses, slight declines in contractholder funds and lower funds associated with collateral received in conjunction with securities lending.

The Property-Liability investment portfolio decreased to $38.47 billion at March 31, 2008, from $40.91 billion at December 31, 2007, due to lower unrealized net capital gains, dividends paid by AIC to The Allstate Corporation, lower funds associated with collateral received in conjunction with securities lending and net realized capital losses.

The Allstate Financial investment portfolio decreased to $73.02 billion at March 31, 2008, from $74.25 billion at December 31, 2007, due to unrealized net capital losses and net realized capital losses, partially offset by increased funds associated with collateral received in conjunction with securities lending.

The Corporate and Other investment portfolio increased to $3.98 billion at March 31, 2008, from $3.82 billion at December 31, 2007, primarily due to dividends received from AIC, partially offset by cash flows used in financing activities.

Total investments at amortized cost related to collateral received in connection with securities lending business activities, funds received in connection with securities repurchase agreements and collateral posted by counterparties related to derivative transactions decreased to $3.29 billion at March 31, 2008, from $3.46 billion at December 31, 2007.  As of March 31, 2008 and December 31, 2007, these investments were carried at fair value and classified in fixed income securities totaling $2.14 billion and $2.85 billion, respectively, and short-term investments totaling $1.11 billion and $549 million, respectively.

Fixed income securities by type are listed in the table below.

(in millions)	March 31, 2008	% to Total Investments	December 31, 2007	% to Total Investments
U.S. government and agencies	$4,304	3.7%	$4,421	3.7%
Municipal	25,041	21.7	25,307	21.3
Corporate	35,862	31.1	38,467	32.3
Foreign government	2,842	2.5	2,936	2.5
Mortgage-backed securities (“MBS”)	6,500	5.6	6,959	5.8
CMBS	6,195	5.4	7,617	6.4
Asset-backed securities (“ABS”)	7,297	6.3	8,679	7.3
Redeemable preferred stock	43	—	65	0.1
Total fixed income securities	$88,084	76.3%	$94,451	79.4%

At March 31, 2008, 95.4% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the NAIC of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P’s”), Fitch or Dominion or a rating of aaa, aa, a, or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

During the first quarter of 2008, certain financial markets continued to experience decreased liquidity.  We experienced this illiquidity particularly in our ABS RMBS, ABS CDO, Alt-A and CRE CDO portfolios.  These portfolios totaled $4.85 billion, or less than 5.0% of our total investments at March 31, 2008.  Certain other asset-backed and real estate-backed securities markets experienced illiquidity, but to a lesser degree.

We determine the fair values of securities comprising the illiquid portfolios by obtaining information from an independent third-party valuation service provider and brokers. We confirmed the reasonableness of the fair value of these portfolios as of March 31, 2008 by analyzing available market information including, but not limited to, collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, the securities’ relative position within their respective capital structures, and credit ratings from statistical rating agencies.

As of March 31, 2008, approximately $12.92 billion or 51.6% of our municipal bond portfolio is insured by eight bond insurers and 81.0% have a Moody’s equivalent rating of Aaa or Aa.  Our practices for acquiring and monitoring municipal bonds primarily are based on the quality of the underlying security.  As of March 31, 2008, we believe that the current valuations already reflect a decline in the value of the insurance, and further such declines if any, are not expected to be material.  While the valuation of these holdings may be temporarily impacted by negative and rapidly changing market developments, we continue to have the intent and ability to hold the bonds and expect to receive all of the contractual cash flows.  As of March 31, 2008, 33.1% of our insured municipal bond portfolio was insured by MBIA, 25.1% by AMBAC, 18.8% by FSA and 18.1% by FGIC.  In total, we hold $14.07 billion of fixed income securities that are insured by bond insurers, including $708 million of our ABS RMBS and $392 million of our other asset-backed securities discussed below.  Additionally, we hold $21 million of corporate bonds that were directly issued by these bond insurers.

Included in our municipal bond portfolio at March 31, 2008 are $2.20 billion of auction rate securities (“ARS”) that have long-term stated maturities, with the interest rate reset based on auctions that generally occur every 7, 28 or 35 days depending on the specific security.  This is compared to a balance of ARS at December 31, 2007 of $2.56 billion, with the decline representing sales and redemptions during the first quarter of 2008.  Our holdings primarily have a Moody’s equivalent rating of Aaa and fair value is estimated at the corresponding par value based on market observable inputs. We make our investment decisions based on the underlying credit of each security, which for approximately 90% of our holdings are pools of student loans for which at least 85% of the collateral is insured by the U.S. Department of Education at the time we purchase the security.  During the first quarter of 2008, all of our ARS holdings experienced failed auctions and we received the failed auction rate or, for those which contain maximum reset rate formulas, we received the contractual maximum rate.  We anticipate that failed auctions may persist and most of our holdings will continue to pay the failed auction rate or, for those that contain maximum rate reset formulas, the maximum rate, as described below.  Auctions continue to be conducted as scheduled for each of the securities.

We estimate that approximately one third of our student loan backed ARS include maximum rate reset formulas whereby when the failed interest rate exceeds an annual contractual maximum rate over a preceding stipulated period, the coupon interest rate is temporarily reset to the maximum rate, which can vary between zero and the failed auction rate.  This maximum rate formula causes the reset interest rate on these securities to be lower than the failed auction rate in order to reduce the annual interest rate to not exceed the annual contractual maximum rate.  Generally, the annual contractual maximum rate is higher than the historical rates paid on these securities.  During April 2008, $158 million of our ARS reset to a period of zero coupon interest rate.

MBS totaled $6.50 billion and 100.0% were rated investment grade at March 31, 2008.  The credit risk associated with our MBS is mitigated due to the fact that 65.4% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by U.S. government agencies or U.S. government sponsored entities (“U.S. Agency”).  The MBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages.

The following table shows MBS by type and Moody’s equivalent rating.

(in millions)	Fair value at March 31, 2008	% to Total Investments	Aaa	Aa	A
MBS
U.S. Agency	$4,253	3.7%	100.0%	—	—
Prime	1,186	1.0	99.4	0.6%	—
Alt-A	1,056	0.9	95.1	4.1	0.8%
Other	5	—	—	100.0	—
Total MBS	$6,500	5.6%

Included in our mortgage-backed fixed income securities are Alt-A at fixed or variable rates.  The following table presents information about the collateral in our Alt-A holdings.

(in millions)	Fair value at March 31, 2008	% to Total Investments
Alt-A
Fixed rate	$612	0.5%
Variable rate	444	0.4
Total Alt-A	$1,056	0.9%

Alt-A mortgage-backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation.  Fair value represents 82.6% of the amortized cost of these securities.  As of March 31, 2008, the Alt-A portfolio had unrealized losses of $223 million.  $827 million or 78.3% of these securities were issued during 2005, 2006 and 2007.   We collected $41 million of principal repayments consistent with the expected cash flows.

CMBS totaled $6.20 billion and 100.0% were rated investment grade at March 31, 2008.  Approximately 82.4% of the CMBS investments are pools of commercial mortgages, broadly diversified across property types and geographical area.  The CMBS portfolio is subject to credit risk, but unlike other structured products, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates.  The following table shows CMBS by type and Moody’s equivalent rating.

(in millions)	Fair value at March 31, 2008	% to Total Investments	Aaa	Aa	A	Baa
CMBS	$5,757	5.0%	80.6%	12.8%	5.2%	1.4%
CRE CDO	438	0.4	35.0	30.1	24.4	10.5
Total CMBS	$6,195	5.4%

CRE CDO are investments secured primarily by commercial mortgage-backed securities and other commercial mortgage debt obligations.  These securities are generally less liquid and have a higher risk profile than other commercial mortgage-backed securities.  Fair value represents 61.5% of the amortized cost of these securities.  As of March 31, 2008, CRE CDO had unrealized losses of $274 million. During the first quarter of 2008, we sold $9 million of these securities, recognizing a loss of $2 million.  We also collected $1 million of principal repayments consistent with the expected cash flows.

ABS totaled $7.30 billion and 97.6% were rated investment grade at March 31, 2008.

ABS by type are listed in the table below.

(in millions)	Fair value at March 31, 2008	% to Total Investments	Aaa	Aa	A	Baa	Ba or lower
ABS
ABS RMBS	$3,335	2.9%	64.7%	20.4%	6.7%	5.9%	2.3%
ABS CDO	17	—	—	—	—	35.3	64.7
Total asset-backed securities collateralized by sub-prime residential mortgage loans	3,352	2.9

Other collateralized debt obligations	1,740	1.5	36.5	25.9	26.1	8.2	3.3
Other asset-backed securities	2,205	1.9	69.1	4.7	14.0	10.3	1.9
Total ABS	$7,297	6.3%

The following table presents additional information about our ABS RMBS portfolio including a summary by first and second lien collateral.

(in millions)	Fair value at March 31, 2008	% to Total Investments
ABS RMBS
First lien:
Fixed rate(1)	$995	0.9%
Variable rate(1)	1,679	1.4
Total first lien(2)	2,674	2.3
Second lien :
Insured	515	0.5
Other	146	0.1
Total second lien(3)	661	0.6
Total ABS RMBS	$3,335	2.9%

(1) Fixed rate and variable rate refer to the primary interest rate characteristics of the underlying mortgages at the time of issuance.

(2) The credit ratings of the first lien ABS RMBS were 66.4% Aaa, 24.8% Aa, 7.8% A and 1.0% Baa at March 31, 2008.

(3) The credit ratings of the second lien ABS RMBS were 57.6% Aaa, 2.9% Aa, 2.0% A, 26.9% Baa and 10.6% Ba or lower at March 31, 2008.

ABS RMBS portfolio includes securities that are collateralized by mortgage loans issued to borrowers that cannot qualify for prime or Alt-A financing terms due in part to an impaired or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  Fair value represents 79.3% of the amortized cost of these securities.  As of March 31, 2008, the ABS RMBS portfolio had net unrealized losses of $870 million.

At March 31, 2008, $708 million or 21.3% of the total ABS RMBS securities that are rated Aaa, Aa, A, Baa and Ba are insured by 6 bond insurers. $2.76 billion or 82.8% of the portfolio consisted of securities that were issued during 2005, 2006 and 2007.  At March 31, 2008, 73.2% of securities issued during 2005, 2006 and 2007 were rated Aaa, 14.4% rated Aa, 3.1% rated A, 6.5% rated Baa and 2.8% rated Ba or lower.

During the first quarter of 2008, we sold $19 million of ABS RMBS, upon which we recognized a loss of $17 million.  We also collected $150 million of principal repayments consistent with the expected cash flows.

ABS CDO are securities collateralized by a variety of residential mortgage-backed securities and other securities, which may include sub-prime RMBS.  Fair value represents 106.3% of the amortized cost of these securities.  As of March 31, 2008, the ABS CDO portfolio had unrealized gains of $1 million.

Impairment write-downs during the first quarter of 2008 were recorded on our Alt-A, ABS RMBS and ABS CDO totaling $89 million, $35 million and $60 million, respectively.  We did not record any write-downs related to our CRE CDO.  We continue to believe that the unrealized losses on these securities are not necessarily predictive of the ultimate performance of the underlying collateral.  In the absence of further deterioration in the collateral relative to our positions in the securities’ respective capital structures, which could be other-than-temporary, the unrealized losses should reverse over the remaining lives of the securities.

Other collateralized debt obligations totaled $1.74 billion and 96.7% are rated investment grade at March 31, 2008.  Other collateralized debt obligations consist primarily of obligations secured by high yield and investment grade corporate credits including $1.02 billion of collateralized loan obligations; $234 million of synthetic CDOs; $171 million of primarily bank trust preferred CDOs; $105 million of market value CDOs; $45 million of CDOs that invest in other CDOs (“CDO squared”); and $32 million of collateralized bond obligations.  As of March 31, 2008, net unrealized losses on the other collateralized debt obligations was $513 million.

Other asset-backed securities consist primarily of investments secured by portfolios of credit card loans, auto loans, student loans and other consumer and corporate obligations.  As of March 31, 2008, the net unrealized losses on these securities was $81 million. Additionally, 17.8% of the other asset-backed securities that are rated Aaa were insured by five bond insurers.

Unrealized net capital losses totaled $570 million as of March 31, 2008, compared to unrealized net capital gains of $1.91 billion at December 31, 2007.  The decline was primarily due to unrealized net capital losses on investment grade fixed income securities as the yields supporting fair values increased, resulting from widening credit spreads that more than offset the effects of declining risk free interest rates, and lower unrealized net capital gains on equity securities totaling $598 million.  We continue to experience volatility in the balance of our unrealized net capital gains and losses as we did between the years 2004/2005 and 2006/2007.  The following table presents total unrealized gains and losses.

	March 31,	December 31,
(in millions)	2008	2007
U.S. government and agencies	$1,026	$918
Municipal	342	720
Corporate	(204)	90
Foreign government	457	394
Mortgage-backed securities	(210)	(43)
Commercial mortgage-backed securities	(868)	(308)
Asset-backed securities	(1,463)	(816)
Redeemable preferred stock	(3)	1
Fixed income securities	(923)	956
Equity securities	392	990
Derivatives	(39)	(33)
Unrealized gains and losses	$(570)	$1,913

The net unrealized loss for the fixed income portfolio totaled $923 million, comprised of $3.31 billion of unrealized gains and $4.23 billion of unrealized losses at March 31, 2008.  This is compared to a net unrealized gain for the fixed income portfolio totaling $956 million at December 31, 2007, comprised of $3.15 billion of unrealized gains and $2.20 billion of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at March 31, 2008, $3.94 billion or 92.9% were related to investment grade securities and are believed to be primarily interest rate related.  Of the remaining $299 million of unrealized losses in the fixed income portfolio, $220 million or 73.6% were in the corporate fixed income portfolio and primarily comprised securities in the consumer goods, financial services, banking, communications and capital goods sectors.  The gross unrealized losses in these sectors were primarily company specific and interest rate related.

The net unrealized gain for the equity portfolio totaled $392 million, comprised of $535 million of unrealized gains and $143 million of unrealized losses at March 31, 2008.  This is compared to a net unrealized gain for the equity portfolio totaling $990 million at December 31, 2007, comprised of $1.10 billion of unrealized gains and $106 million of unrealized losses.  Within the equity portfolio, the losses were primarily concentrated in the financial services, consumer goods, and banking sectors.  The unrealized losses in these sectors were company and sector specific.

We have a comprehensive portfolio monitoring process to identify and evaluate, on a case-by-case basis, fixed income and equity securities whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify situations where the fair value, compared to amortized cost for fixed income securities, and cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  We also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery as a result of approved programs involving the disposition of investments for reasons such as changes in duration, revisions to strategic asset allocations and liquidity actions, as well as certain dispositions anticipated by portfolio managers.  All investments in an unrealized loss position at March 31, 2008 were included in our portfolio monitoring process for determining whether declines in value were other-than-temporary.

The following table summarizes fixed income and equity securities in a gross unrealized loss position according to significance, aging and investment grade classification.

	March 31, 2008				December 31, 2007
	Fixed Income				Fixed Income
(in millions except number of issues)	Investment Grade	Below Investment Grade	Equity	Total	Investment Grade	Below Investment Grade	Equity	Total

Category (I): Unrealized loss less than 20% of cost(1)
Number of Issues	4,083	409	276	4,768	4,058	379	322	4,759
Fair Value	$29,363	$2,374	$1,561	$33,298	$31,489	$2,446	$884	$34,819
Unrealized	$(1,710)	$(176)	$(106)	$(1,992)	$(1,391)	$(146)	$(66)	$(1,603)

Category (II): Unrealized loss greater than or equal to 20% of cost for a period of less than 6 consecutive months(1)
Number of Issues	570	52	61	683	176	21	192	389
Fair Value	$4,282	$311	$94	$4,687	$1,096	$134	$102	$1,332
Unrealized	$(2,169)	$(123)	$(36)	$(2,328)	$(578)	$(80)	$(38)	$(696)

Category (III): Unrealized loss greater than or equal to 20% of cost for a period of 6 or more consecutive months, but less than 12 consecutive months(1)
Number of Issues	13	—	4	17	—	—	5	5
Fair Value	$27	$—	$1	$28	$—	$—	$1	$1
Unrealized	$(56)	$—	$(1)	$(57)	$—	$—	$(2)	$(2)

Category (IV): Unrealized loss greater than or equal to 20% of cost for 12 or more consecutive months(1)
Number of Issues	—	—	—	—	—	—	—	—
Fair Value	$—	$—	$—	$—	$—	$—	$—	$—
Unrealized	$—	$—	$—	$—	$—	$—	$—	$—

Total Number of Issues	4,666	461	341	5,468	4,234	400	519	5,153
Total Fair Value	$33,672	$2,685	$1,656	$38,013	$32,585	$2,580	$987	$36,152
Total Unrealized Losses	$(3,935)	$(299)	$(143)	$(4,377)	$(1,969)	$(226)	$(106)	$(2,301)

(1) For fixed income securities, cost represents amortized cost.

The largest individual unrealized loss was $28 million for category (I) and $43 million for category (II) as of March 31, 2008.

Categories (I) and (II) have generally been adversely affected by overall economic conditions including interest rate increases and the market’s evaluation of certain sectors.  The degree to which and/or length of time that the securities have been in an unrealized loss position does not suggest that these securities pose a high risk of being other-than-temporarily impaired.  Categories (III) and (IV) have primarily been historically adversely affected by industry and issue specific, or issuer specific conditions.  All of the securities in these categories are monitored for other-than-temporary impairment.  We expect that the fair values of these securities will recover over time.

Whenever our initial analysis indicates that a fixed income security’s unrealized loss of 20% or more for at least 36 months or any equity security’s unrealized loss of 20% or more for at least 12 months is temporary, additional evaluations and management approvals are required to substantiate that a write-down is not appropriate.  As of March 31, 2008, no securities met these criteria.

As of March 31, 2008, we recorded a deferred tax asset of $536 million relating to unrealized and unrecognized net capital losses.  Although realization is not assured, management believes it is more likely than not that this deferred tax asset will be realized based on our assumption that we will be able to fully utilize net capital losses that are ultimately recognized for tax purposes.

We also monitor the quality of our fixed income and bank loan portfolios by categorizing certain investments as “problem”, “restructured” or “potential problem.”  Problem fixed income securities and bank loans are in default with respect to principal or interest and/or are investments issued by companies that have gone into bankruptcy subsequent to our acquisition or loan.  Restructured fixed income and bank loan investments have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring.  Potential problem fixed income or bank loan investments are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower’s ability to pay future principal and interest, which causes us to believe these investments may be classified as problem or restructured in the future.

The following table summarizes problem, restructured and potential problem fixed income securities and bank loans.

	March 31, 2008			December 31, 2007
(in millions)	Amortized cost	Fair value	Percent of total Fixed Income and Bank Loan portfolios	Amortized cost	Fair value	Percent of total Fixed Income and Bank Loan portfolios
Problem	$34	$41	0.1%	$35	$43	0.1%
Restructured	35	33	—	35	35	—
Potential problem	548	532	0.6	245	198	0.2
Total net carrying value	$617	$606	0.7%	$315	$276	0.3%
Cumulative write- downs recognized(1)	$692			$358

(1) Cumulative write-downs recognized only reflects write-downs related to investments within the problem, potential problem and restructured categories.

We have experienced an increase in the amortized cost of investments categorized as potential problem as of March 31, 2008 compared to December 31, 2007.  The increase was primarily due to additions of certain residential mortgage-backed securities, including Alt-A, Prime and ABS RMBS.  Partly offsetting the increase were impairment write-downs of investments categorized as potential problem at December 31, 2007, including certain ABS CDOs.

We also evaluated each of these investments through our portfolio monitoring process at March 31, 2008 and recorded write-downs when appropriate.  We further concluded that any remaining unrealized losses on these investments were temporary in nature and that we have the intent and ability to hold the securities until recovery.  While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of investments in these categories will remain low relative to the total fixed income securities and bank loans portfolios.

Net Investment Income  The following table presents net investment income for the three months ended March 31.

(in millions)	2008	2007

Fixed income securities	$1,279	$1,346
Equity securities	32	27
Mortgage loans	160	143
Limited partnership interests	60	70
Short-term	40	49
Other	26	45
Investment income, before expense	1,597	1,680
Investment expense	71	109
Net investment income	$1,526	$1,571

Net Realized Capital Gains and Losses  The following tables present the components of realized capital gains and losses and the related tax effect.

	Three Months Ended March 31,
(in millions)	2008	2007

Investment write-downs	$(415)	$(5)
Dispositions	60	450
Valuation of derivative instruments	(325)	(12)
Settlement of derivative instruments	25	38
Realized capital gains and losses, pretax	(655)	471
Income tax benefit (expense)	230	(166)
Realized capital gains and losses, after-tax	$(425)	$305

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

In the first quarter of 2008, we recognized $75 million of losses related to a change in our intent to hold certain investments with unrealized losses in the Property-Liability and Allstate Financial segments until they recover in value.  The change in our intent was primarily related to strategic asset allocation decisions and ongoing comprehensive reviews of our portfolios as well as a liquidity strategy in the Allstate Financial portfolio.  At March 31, 2008, the fair value of securities for which we did not have the intent to hold until recovery totaled $1.69 billion.

Impairment write-downs for the three months ended March 31, 2008 were as follows:

(in millions)
Performing in accordance with anticipated or contractual cash flows
Prime	$(9)
Alt–A
No defaults in underlying collateral	(77)
Defaults lower in capital structure	(12)
Subtotal	(89)
ABS RMBS	(35)
ABS CDO	(60)
Corporate
Mortgage lender	(20)
Bond insurer	(10)
Bond reinsurer – convertible to perpetual security	(20)
Other	(3)
Subtotal(1)	(246)

Departure from anticipated or contractual cash flows
Future cash flows expected –
Residual interest trust security(2)	(82)
Other	(1)
Subtotal(3)	(83)
Future cash flows very uncertain -
Other CDO	(18)
Subtotal	(101)
Total fixed income securities	$(347)
Total equity securities	$(52)
Total limited partnership interests	$(13)
Total other investments	$(3)

(1) Written down primarily because of expected deterioration in the performance of the underlying collateral.  For the securities with direct interest in the lender, there have been no defaults, and for securities supported by collateral, defaults have occurred lower in the capital structure.

(2) Anticipated cash flow on unwind of trust is extended and contingent on recovery to par of the underlying perpetual preferred.

(3) While $83 million of these fixed income securities write-downs were valued at a significant discount to cost, we believe these securities retain economic value.

Notwithstanding our intent and ability to hold such securities, we concluded that we could not reasonably assert that the recovery period would be temporary.

Net realized capital losses on the valuation and settlement of derivative instruments totaled $300 million for the quarter, primarily comprised $162 million for the valuation of embedded equity options in fixed income securities and $105 million for the valuation of risk reduction programs.

At March 31, 2008, our securities with embedded options totaled $2.12 billion and decreased in fair value from December 31, 2007 by $132 million, primarily comprising realized capital losses related to the valuation of embedded options of $162 million and unrealized net capital gains reported in other comprehensive income (“OCI”) of $28 million for the host security.  The change in the fair value of embedded options is bifurcated from the host securities, separately valued and reported in realized capital gains and losses, while the change in value of the host securities is reported in OCI.  Total fair value exceeded total amortized cost by $52 million at March 31, 2008.  Valuation gains and losses are converted into cash for securities with embedded options upon our election to sell these securities.  In the event the economic value of the options is not realized, we will recover the par value if held to maturity.  Total fair value exceeded par value by $84 million at March 31, 2008.

Losses from the risk reduction programs, primarily in our duration management programs, were related to changing interest rates and credit spreads as rates declined during the period.

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

The table below presents the realized capital gains and losses (pretax) on the valuation and settlement of derivative instruments shown by underlying exposure and derivative strategy.

	2008			2007	2008 Explanations
(in millions)	Valuation	Settlements	Total	Total
Risk reduction Property–Liability

Net short interest rate derivatives are used to offset the effects of changing interest rates on a portion of Property-Liability fixed income portfolio which are reported in unrealized net capital gains in OCI. The 2008 loss resulted from declining interest rates. Unrealized gains on the fixed income portfolio did not offset these amounts due to widening credit spreads. The contracts are daily cash settled and can be exited any time for minimal additional cost.

Portfolio duration management	$—	$(55)	$(55)	$2

Interest rate spike exposure	(16)	—	(16)	—

Interest rate swaption contracts acquired in the second half of 2007 with approximately one-year terms that provide an offset to declining fixed income market values resulting from potential rising interest rates. The contracts protect $21.5 billion of notional principal by limiting the decline in value to $1.5 billion for an increase in risk-free rates greater than approximately 150 basis points above those in effect at inception of the contracts. The contracts have declined in value due to the decrease in interest rates. If interest rates do not increase above the strike rate, the maximum remaining potential loss in 2008 is limited to the unrecognized cost of $7 million at March 31, 2008.

Hedging unrealized gains on equity securities	—	33	33	(1)

Short S&P futures were primarily used to protect unrealized gains on our equity securities portfolio reported in unrealized net capital gains in accumulated other comprehensive income. The results offset the decline in our unrealized gains on equity securities as equity markets declined in the first quarter.

Foreign currency contracts	(13)	(3)	(16)	—

Allstate Financial Duration gap management	(46)	8	(38)	1

Interest rate caps, floors and swaps are used by Allstate Financial to align interest-rate sensitivities of its assets and liabilities. The 2008 loss resulted from declining interest rates. The contracts settle based on differences between current market rates and a contractually specified fixed rate through expiration. The change in valuation reflects the changing value of expected future settlements, which may vary over the period of the contracts. The loss should be offset in unrealized gain in OCI to the extent it relates to changes in risk-free rates, however any offset was reduced by the impact of widening credit spreads.

Anticipatory hedging	—	37	37	(4)

Futures are used to protect investment spread from interest rate changes during mismatches in the timing of cash flows between product sales and the related investment activity. 2008 amounts reflect decreases in risk–free interest rates on a net long position as liability issuances exceeded asset acquisitions. The contracts are cash settled daily and can be exited at any time for a minimal additional cost. If the cash flow mismatches are such that a positive net investment position is being hedged, there is an offset for the related investments’ unrealized gain or loss in OCI.

Hedging of interest rate exposure in annuity contracts	(13)	3	(10)	(5)

Interest rate caps are used to hedge the effect of changing crediting rates that are indexed to changes in treasury rates on certain annuity contracts. The change in valuation reflects the changing value of expected future settlements including the underlying cost to hedge the treasury-rate index feature. The offset to the product hedging cost is reflected in the base crediting rates on the underlying annuity policies, which is reported in credited interest. The value of expected future settlements and the associated value of future credited interest, which is reportable in future periods when incurred, decreased due to the decline in interest rates.

Hedge ineffectiveness	(14)	(2)	(16)	(1)

Foreign currency contracts	—	(3)	(3)	—

Other	(24)	3	(21)	4
Total Risk reduction	$(126)	$21	$(105)	$(4)

Income generation
Asset replication – credit exposure

Credit default swaps are used to replicate fixed income securities and to complement the cash market when credit exposure to certain issuers is not available or when the derivative alternative is less expensive than the cash market alternative. The credit default swaps typically have five-year terms for which we receive periodic premiums through expiration. The changes in valuation are due to the widening credit spreads, and would only be converted to cash upon disposition or a default on an underlying credit obligation. Valuation gains and losses will reverse if allowed to expire.

Property–Liability	$(20)	$2	$(18)	$1
Allstate Financial	(17)	2	(15)	—
Total	(37)	4	(33)	1
Asset replication – equity exposure
Property–Liability	—	—	—	4

Commodity derivatives – Property-Liability	—	—	—	19
Total Income generation	$(37)	$4	$(33)	$24

Accounting
Equity indexed notes – Allstate Financial	$(86)	$—	$(86)	$(4)

Equity–indexed notes are fixed income securities that contain embedded options.  The changes in valuation of the embedded equity indexed call options are reported in realized capital gains and losses.  The results generally track the performance of underlying equity indices.  Valuation gains and losses are converted into cash upon sale.  In the event the economic value of the options is not realized, we will recover the par value if held to maturity.  Fair value exceeded par value by $65 million at March 31, 2008.   The following table compares the March 31, 2008 holdings to their December 31, 2007 values.

($ in millions)	March 31, 2008	March 31, 2008 holdings @ December 31, 2007	Change
Par value	$800	$800	$—
Amortized cost of host contract	$500	$497	$3
Fair value of equity–indexed call option	336	422	(86)
Total amortized cost	$836	$919	$(83)
Total Fair value	$865	$924	$(59)
Unrealized gain/loss	$29	$5	$24

Conversion options in fixed income securities

Convertible bonds are fixed income securities that contain embedded options.  Changes in valuation of the embedded option are reported in realized capital gains and losses.  The results generally track the performance of underlying equity indices.  Valuation gains and losses are converted into cash upon our election to sell these securities.  In the event the economic value of the options is not realized, we will recover the par value if held to maturity.  Fair value exceeded par value by $19 million at March 31, 2008.  The following table compares the March 31, 2008 holdings to their December 31, 2007 values.

Property–Liability	(51)	—	(51)	8
Allstate Financial	(25)	—	(25)	2

Total	(76)	—	(76)	10

(in millions)	March 31, 2008	March 31, 2008 holdings @ December 31, 2007	Change
Par value	$1,231	$1,231	$—
Amortized cost of host contract	$856	$857	$(1)
Fair value of conversion option	371	447	(76)
Total amortized cost	$1,227	$1,304	$(77)
Total Fair value	$1,250	$1,323	$(73)
Unrealized gain/loss	$23	$19	$4

Total Accounting	$(162)	$—	$(162)	$6
Total	$(325)	$25	$(300)	$26

The breakout by operating segment for realized capital gains and losses from derivatives for the three months ended March 31, 2008 and 2007, respectively, were as follows:

(in millions)	2008	2007
Property-Liability	(143)	37
Allstate Financial	$(157)	$(11)
Corporate and Other	—	—
Total	$(300)	$26

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

(in millions)	March 31, 2008	December 31, 2007
Common stock, retained income and other shareholders’ equity items	$20,940	$21,228
Accumulated other comprehensive income	(637)	623
Total shareholders’ equity	20,303	21,851
Debt	5,642	5,640
Total capital resources	$25,945	$27,491

Ratio of debt to shareholders’ equity	27.8%	25.8%
Ratio of debt to capital resources	21.7%	20.5%

Shareholders’ equity decreased in the first quarter of 2008, due to unrealized net capital losses on investments, share repurchases, dividends paid to shareholders and an increase in the net underfunded status of the pension and other post-retirement benefit obligation partially offset by net income.  The increase in the net underfunded status of the pension and other post-retirement benefit obligation was the result of conforming our plan measurement date with our fiscal year-end reporting date.

As a result of the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, we recorded a decrease of $13 million, after-tax, to beginning retained income representing the net periodic benefit cost for the period between October 31, 2007 and December 31, 2007 and a decrease of $80 million, after-tax, to beginning net funded status of pension and other postretirement benefit obligations to reflect changes in the fair value of plan assets and the benefit obligations between October 31, 2007 and January 1, 2008 and for amortization of actuarial gains and losses and prior service costs between October 31, 2007 and December 31, 2007.  For further information on SFAS No. 158, see Note 1 to the Condensed Consolidated Financial Statements.

We completed our $4.00 billion share repurchase program that commenced in November 2006, and commenced a $2.00 billion share repurchase program that is expected to be completed by March 31, 2009.  As of March 31, 2008, this program had $1.82 billion remaining.

Financial Ratings and Strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage.  There have been no changes to our debt, commercial paper and insurance financial strength ratings since December 31, 2007.

We have distinct groups of subsidiaries licensed to sell property and casualty insurance in New Jersey and Florida that maintain separate group ratings.  The ratings of these groups are influenced by the risks that relate specifically to each group.

Liquidity Sources and Uses  The following table summarizes consolidated cash flow activities by business segment for the first three months ended March 31.

	Property-Liability(1)		Allstate Financial(1)		Corporate and Other(1)		Consolidated
(in millions)	2008	2007	2008	2007	2008	2007	2008	2007
Net cash provided by (used in):
Operating activities	$432	$666	$510	$662	$178	$200	$1,120	$1,528
Investing activities	255	(383)	84	(210)	(229)	9	110	(584)
Financing activities	1	13	(640)	(24)	(643)	(905)	(1,282)	(916)
Net (decrease) increase in consolidated cash							$(52)	$28

(1) Business unit cash flows reflect the elimination of intersegment dividends and borrowings.

Property-Liability  Lower cash provided by operating activities for Property-Liability in the first three months of 2008, compared to the first three months of 2007, was primarily due to higher claim payments.

Cash flows provided by investing activities increased in the first three months of 2008, compared to the first three months of 2007, primarily due to increased sales of fixed income securities offset by net change in short-term investments.

Cash flows were impacted by dividends paid by AIC to its parent, The Allstate Corporation, totaling $1.00 billion in the first three months of 2008.  During 2008, AIC will have the capacity to pay a total of $4.96 billion in dividends without obtaining prior approval from the Illinois Department of Insurance.

Allstate Financial  Lower operating cash flows for Allstate Financial in the first three months of 2008, compared to the first three months of 2007, were primarily related to a decrease in investment income and premiums.

Cash flows from investing activities increased in the first three months of 2008, compared to the first three months of 2007, primarily due to sales of fixed income securities, reduction in fixed income security purchases partially offset by an increase in short-term security purchases.

Cash flows used in financing activities increased in the first three months of 2008, compared to the first three months of 2007, primarily due to increases in maturities and retirements of institutional products.  For quantification of the changes in contractholder funds, see the Allstate Financial Segment section of the MD&A.

Corporate and Other  Fluctuations in the Corporate and Other operating cash flows were primarily due to the timing of intercompany settlements.  Investing activities primarily relate to investments in the portfolios of Kennett Capital Holdings, LLC (“Kennett Capital Holdings”).  Financing cash flows of the Corporate and Other segment reflect actions such as fluctuations in short-term debt, repayment of debt, proceeds from the issuance of debt, dividends to shareholders of The Allstate Corporation and share repurchases; therefore, financing cash flows are affected when we increase or decrease the level of these activities.  Lower cash used in financing activities in the first three months of 2008, when compared to the first three months of 2007, was the result of decreased share repurchases, partially offset by increased dividends paid to shareholders.

The sources of liquidity for The Allstate Corporation include but are not limited to dividends from AIC and $2.71 billion of consolidated investments of Kennett Capital Holdings at March 31, 2008.

We have access to additional borrowing to support liquidity as follows:

•     A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of March 31, 2008, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•     Our primary credit facility covers short-term liquidity requirements.  Our $1.00 billion unsecured revolving credit facility, has an initial term of five years expiring in 2012 with an extension that can be exercised in 2009 upon approval of existing or replacement lenders providing more than two thirds of the commitments to lend.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  This facility has a financial covenant requiring that we not exceed a 37.5% debt to capital resources ratio as defined in the agreement.  This ratio at March 31, 2008 was 21.2%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under this line of credit during the first three months of 2008. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•      A universal shelf registration statement was filed with the Securities and Exchange Commission in May 2006.  We can use it to issue an unspecified amount of debt securities, common stock (including 346 million shares of treasury stock as of March 31, 2008), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of subsidiaries.  The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended March 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation” and under the heading “Legal and regulatory proceedings and inquiries” in Note 8 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings.  These statements may address, among other things, our strategy for growth, catastrophe exposure management, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves.  We believe that these statements are based on reasonable estimates, assumptions and plans.  However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.  Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of The Allstate Corporation Annual Report on Form 10-K for 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 - January 31, 2008	2,460,500	$50.7473	2,460,500	$115 Million
February 1, 2008 - February 29, 2008	2,597,453	$47.3659	2,431,500	$2.0 Billion
March 1, 2008 - March 31, 2008	3,875,364	$47.3770	3,875,364	$1.8 Billion
Total	8,933,317	$48.3021	8,767,364

(1)          In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors.  The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

January:	none
February:	165,953
March:	none

(2)          Repurchases under our programs are, from time to time, executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

On October 18, 2006, Allstate announced the approval of a share repurchase program for $3.00 billion.

Consistent with the announcement on April 18, 2007, Allstate increased the program to $4.00 billion following the issuance of $1.00 billion of junior subordinated securities.  This program was completed as of March 31, 2008.

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

The Allstate Corporation
(Registrant)

May 7, 2008	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

4

Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

10.1

Amended Pension Enhancement For Edward M. Liddy entered into on April 15, 2008, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed April 18, 2008.

10.2	Letter to Edward M. Liddy dated April 15, 2008, incorporated herein by reference to Exhibit 10.2 to The Allstate Corporation current report on Form 8-K filed April 18, 2008.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 6, 2008, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1