Form 10-Q
period 2008-06-30
ALLSTATE CORP
filed 2008-08-06
CIK 899051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

As of July 31, 2008, the registrant had 541,517,994 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share data)	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues
Property-liability insurance premiums earned	$6,750	$6,822	$13,514	$13,628
Life and annuity premiums and contract charges	471	454	923	937
Net investment income	1,412	1,634	2,938	3,205
Realized capital gains and losses	(1,215)	545	(1,870)	1,016
	7,418	9,455	15,505	18,786

Costs and expenses
Property-liability insurance claims and claims expense	4,776	4,317	9,452	8,434
Life and annuity contract benefits	395	386	792	814
Interest credited to contractholder funds	563	673	1,187	1,322
Amortization of deferred policy acquisition costs	959	1,216	2,034	2,369
Operating costs and expenses	728	734	1,520	1,461
Restructuring and related charges	(5)	4	(6)	3
Interest expense	88	83	176	155
	7,504	7,413	15,155	14,558

Gain (loss) on disposition of operations	—	2	(9)	2

(Loss) income from operations before income tax (benefit) expense	(86)	2,044	341	4,230

Income tax (benefit) expense	(111)	641	(32)	1,332

Net income	$25	$1,403	$373	$2,898

Earnings per share:

Net income per share - Basic	$0.05	$2.33	$0.67	$4.75

Weighted average shares - Basic	549.6	604.1	554.2	610.4

Net income per share - Diluted	$0.05	$2.30	$0.67	$4.71

Weighted average shares - Diluted	552.9	608.8	557.2	615.2

Cash dividends declared per share	$0.41	$0.38	$0.82	$0.76

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
($ in millions, except par value data)	2008	2007
	(unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $84,438 and $93,495)	$83,224	$94,451
Equity securities, at fair value (cost $4,197 and $4,267)	4,664	5,257
Mortgage loans	10,629	10,830
Limited partnership interests	2,890	2,501
Short-term	9,639	3,058
Other	2,557	2,883
Total investments	113,603	118,980
Cash	748	422
Premium installment receivables, net	4,906	4,879
Deferred policy acquisition costs	6,630	5,768
Reinsurance recoverables, net	5,798	5,817
Accrued investment income	968	1,050
Deferred income taxes	1,333	467
Property and equipment, net	1,017	1,062
Goodwill	875	825
Other assets	2,517	2,209
Separate Accounts	12,438	14,929
Total assets	$150,833	$156,408
Liabilities
Reserve for property-liability insurance claims and claims expense	$18,863	$18,865
Reserve for life-contingent contract benefits	12,965	13,212
Contractholder funds	62,419	61,975
Unearned premiums	10,266	10,409
Claim payments outstanding	833	748
Other liabilities and accrued expenses	7,682	8,779
Short-term debt	18	—
Long-term debt	5,640	5,640
Separate Accounts	12,438	14,929
Total liabilities	131,124	134,557

Commitments and Contingent Liabilities (Note 8)
Shareholders’ equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 546 million and 563 million shares outstanding	9	9
Additional capital paid-in	3,096	3,052
Retained income	32,701	32,796
Deferred ESOP expense	(49)	(55)
Treasury stock, at cost (354 million and 337 million shares)	(15,420)	(14,574)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	(274)	888
Unrealized foreign currency translation adjustments	65	79
Net funded status of pension and other postretirement benefit obligation	(419)	(344)
Total accumulated other comprehensive (loss) income	(628)	623
Total shareholders’ equity	19,709	21,851
Total liabilities and shareholders’ equity	$150,833	$156,408

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
($ in millions)	2008	2007
	(unaudited)
Cash flows from operating activities
Net income	$373	$2,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(141)	(114)
Realized capital gains and losses	1,870	(1,016)
Gain (loss) on disposition of operations	9	(2)
Interest credited to contractholder funds	1,187	1,322
Changes in:
Policy benefits and other insurance reserves	(146)	(213)
Unearned premiums	(179)	(108)
Deferred policy acquisition costs	(269)	36
Premium installment receivables, net	(12)	(62)
Reinsurance recoverables, net	51	(145)
Income taxes (payable) receivable	(361)	113
Other operating assets and liabilities	(83)	(115)
Net cash provided by operating activities	2,299	2,594
Cash flows from investing activities
Proceeds from sales
Fixed income securities	14,113	11,939
Equity securities	5,106	3,758
Limited partnership interests	214	648
Mortgage loans	204	—
Other investments	163	82
Investment collections
Fixed income securities	2,144	2,719
Mortgage loans	399	978
Other investments	69	265
Investment purchases
Fixed income securities	(9,430)	(14,174)
Equity securities	(5,155)	(2,864)
Limited partnership interests	(599)	(750)
Mortgage loans	(438)	(1,472)
Other investments	(75)	(498)
Change in short-term investments, net	(6,604)	(1,707)
Change in other investments, net	(274)	96
(Acquisition) disposition of operations	(120)	—
Purchases of property and equipment, net	(98)	(150)
Net cash used in investing activities	(381)	(1,130)
Cash flows from financing activities
Change in short-term debt, net	18	(12)
Proceeds from issuance of long-term debt	—	987
Repayment of long-term debt	—	(9)
Contractholder fund deposits	7,035	5,009
Contractholder fund withdrawals	(7,441)	(5,369)
Dividends paid	(444)	(451)
Treasury stock purchases	(865)	(1,826)
Shares reissued under equity incentive plans, net	13	90
Excess tax benefits on share-based payment arrangements	2	27
Other	90	32
Net cash used in financing activities	(1,592)	(1,522)
Net increase (decrease) in cash	326	(58)
Cash at beginning of period	422	443
Cash at end of period	$748	$385

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

The condensed consolidated financial statements and notes as of June 30, 2008, and for the three–month and six–month periods ended June 30, 2008 and 2007 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2007.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”)

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, which permits fair value remeasurement at the date of adoption of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under paragraph 12 or 13 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”); clarifies which interest–only strips and principal–only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain embedded derivatives requiring bifurcation; and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.  The Company adopted the provisions of SFAS No. 155 on January 1, 2007, which were effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of the first fiscal year after September 15, 2006.  The Company elected not to remeasure existing hybrid financial instruments that contained embedded derivatives requiring bifurcation at the date of adoption pursuant to paragraph 12 or 13 of SFAS No. 133.  The adoption of SFAS No. 155 did not have a material effect on the results of operations or financial position of the Company.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 and FASB Staff Position No. FIN 48–1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48”)

The FASB issued FIN 48 in July 2006 and the related staff position in May 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities.  The tax benefit is measured as the largest benefit that is more than fifty–percent likely of being realized upon final settlement with the respective taxing authorities.  On January 1, 2007, the Company adopted the provisions of FIN 48, which were effective for fiscal years beginning after December 15, 2006.  No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48.  Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

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

In addition to the impacts of reporting the funded status of pension and other postretirement benefit plans and the related additional disclosures, SFAS No. 158 also required reporting entities to conform plan measurement dates with the fiscal year–end reporting date.  The effective date of the guidance relating to the measurement date of the plans is for years ending after December 15, 2008.  The Company remeasured its plans as of January 1, 2008 to transition to a December 31 measurement date in 2008.  As a result, the Company recorded a decrease of $13 million, net of tax, to beginning retained earnings in 2008 representing the net periodic benefit cost for the period between October 31, 2007 and December 31, 2007 and a decrease of $80 million, net of tax, to beginning accumulated other comprehensive income in 2008 to reflect changes in the fair value of plan assets and the benefit obligations between October 31, 2007 and January 1, 2008, and for amortization of actuarial gains and losses and prior service cost between October 31, 2007 and December 31, 2007.

SEC Staff Accounting Bulletin No. 109, Written Loan Commitments That are Recorded At Fair Value Through Earnings (“SAB 109”)

In October 2007, the SEC issued SAB 109, a replacement of SAB 105, “Application of Accounting Principles to Loan Commitments”.  SAB 109 is applicable to both loan commitments accounted for under SFAS No. 133, and other loan commitments for which the issuer elects fair value accounting under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SAB 109 states that the expected net future cash flows related to the servicing of a loan should be included in the fair value measurement of a loan commitment accounted for at fair value through earnings.  The expected net future cash flows associated with loan servicing should be determined in accordance with the guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, as amended by SFAS No. 156, “Accounting for Servicing of Financial Assets”.  SAB 109 should be applied on a prospective basis to loan commitments accounted for under SFAS No. 133 that were issued or modified in fiscal quarters beginning after December 15, 2007.  Earlier adoption was not permitted.  The adoption of SAB 109 did not have a material impact on the Company’s results of operations or financial position.

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

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159 which provides reporting entities, on an ongoing basis, an option to report selected financial assets, including investment securities, and financial liabilities, including most insurance contracts, at fair value through earnings.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement alternatives for similar types of financial assets and liabilities.  The standard also requires additional information to aid financial statement users’ understanding of the impacts of a reporting entity’s decision to use fair value on its earnings and requires entities to display, on the face of the statement of financial position, the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value.  SFAS No. 159 was effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007.  The Company did not apply the fair value option to any existing financial assets or liabilities as of January 1, 2008.  Consequently, the initial adoption of SFAS No. 159 had no impact on the Company’s results of operations or financial position.

FASB Staff Position No. FIN 39–1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39–1”)

In April 2007, the FASB issued FSP FIN 39–1, which amends FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”.  FSP FIN 39–1 replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” and requires a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position. FSP FIN 39–1 was effective for fiscal years beginning after November 15, 2007, with early adoption permitted.  The adoption of FSP FIN 39–1 did not have a material impact on the Company’s results of operations or financial position.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The computation of basic and diluted earnings per share is presented in the following table.

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data)	2008	2007	2008	2007

Numerator:
Net income	$25	$1,403	$373	$2,898

Denominator:
Weighted average common shares outstanding	549.6	604.1	554.2	610.4
Effect of dilutive potential securities:
Stock options	1.0	2.9	0.9	3.1
Unvested restricted stock units	2.3	1.8	2.1	1.7
Weighted average common and dilutive potential common shares outstanding	552.9	608.8	557.2	615.2

Earnings per share – Basic:	$0.05	$2.33	$0.67	$4.75
Earnings per share – Diluted:	$0.05	$2.30	$0.67	$4.71

The effect of dilutive potential securities does not include the options with exercise prices that exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an antidilutive effect.  Options to purchase 17.6 million and 4.1 million Allstate common shares, with exercise prices ranging from $48.01 to $65.38 and $52.23 to $65.38, were outstanding at June 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share for the six–month periods.

3.  Supplemental Cash Flow Information

Non–cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities and limited partnerships, totaled $20 million and $60 million for the six–month periods ended June 30, 2008 and 2007, respectively.

Liabilities for collateral received in conjunction with the Company’s securities lending and other business activities and for funds received from the Company’s security repurchase business activities are reported in either other liabilities and accrued expenses or other invested assets as permitted under FSP FIN 39-1 in the Condensed Consolidated Statements of Financial Position.  The accompanying cash flows are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which are as follows:

	Six months ended June 30,
($ in millions)	2008	2007
Net change in fixed income securities	$399	$(799)
Net change in short–term investments	82	(547)
Operating cash flow provided (used)	481	(1,346)
Net change in cash	—	2
Net change in proceeds managed	$481	$(1,344)

Liabilities for collateral and security repurchase, beginning of year	$(3,461)	$(4,144)
Liabilities for collateral and security repurchase, end of period	(2,980)	(5,488)
Operating cash flow (used) provided	$(481)	$1,344

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

Observable inputs are those used by market participants in valuing financial instruments that are developed based on market data obtained from independent sources.  In the absence of sufficient observable inputs, unobservable inputs reflect the Company’s estimates of the assumptions market participants would use in valuing financial assets and financial liabilities and are developed based on the best information available in the circumstances.

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

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities on a Recurring Basis

Level 1 Measurements

Fixed Income Securities:  U.S. treasuries are in Level 1 and valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

Equity Securities:  Comprise actively traded, exchange listed U.S. and international equity securities. Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

Short-term:  Comprise actively traded money market funds that have daily quoted net asset values for identical assets that the Company can access.

Separate Account Assets:  Comprise actively traded mutual funds that have daily quoted net asset values for identical assets that the Company can access.  Net asset values for the actively traded mutual funds in which the separate account assets are invested are obtained daily from the fund managers.

Level 2 Measurements

Fixed Income Securities:

Corporate, including privately placed:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.  Also includes privately placed securities totaling $4.4 billion that are valued based on market–observable external ratings from independent third party rating agencies.

Municipal:  Externally rated municipals are valued based on inputs including quoted prices for identical or similar assets in markets that are not active.  Included in municipals are $89 million of auction rate securities (“ARS”) other than those backed by student loans.  ARS backed by student loans are included in Level 3.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Equity Securities:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

Short–term:  Commercial paper and other short–term are valued based on inputs including amortized cost, which approximates fair value, and quoted prices for identical or similar assets in markets that are not active.

Other Investments:  Free–standing exchange listed derivatives that are not actively traded are valued based on quoted prices for identical instruments in markets that are not active.

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

Contractholder Funds:  Derivatives embedded in certain annuity contracts are valued based on internal models that rely on inputs such as interest rate yield curves and equity index volatility assumptions that are market observable for substantially the full term of the contract.  The valuation techniques are widely accepted in the financial services industry and do not include significant judgment.

Level 3 Measurements

Fixed Income Securities:

Corporate:  Valued based on non–binding broker quotes and are categorized as Level 3.

Corporate Privately Placed Securities:  Valued based on non–binding broker quotes and models that are widely accepted in the financial services industry and use internally assigned credit ratings as inputs and instrument specific inputs.  Instrument specific inputs used in internal fair value determinations include: coupon rate, weighted average life, sector of the issuer and call provisions.  Privately placed securities are categorized as Level 3 as a result of the significance of non–market observable inputs.  The $11.4 billion of privately placed fixed income securities included in Level 3 comprise $9.9 billion valued using an internal model and $1.5 billion valued using non–binding broker quotes.  The internally modeled securities are valued based on internal ratings, which are not observable in the market.  Multiple internal ratings comprise a National Association of Insurance Commissioners (“NAIC”) rating category and when used in the internal model provide a more refined determination of fair value.  The Company’s internal ratings are primarily consistent with the NAIC ratings which are generally updated annually.

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

Municipals:  Certain distressed municipal securities for which valuation is based on valuation models that are widely accepted in the financial services industry and require projections of future cash flows that are not market–observable are included in Level 3.  Included in this category are $1.9 billion of ARS that are backed by student loans.  ARS backed by student loans are valued based on a discounted cash flow model with certain inputs to the valuation model that are significant to the valuation, but are not market observable, including estimates of future coupon rates if auction failures continue, maturity assumptions, and illiquidity premium.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Investments:  Certain free–standing OTC derivatives, such as caps, floors, certain credit default swaps and OTC options (including swaptions), are valued using valuation models that are widely accepted in the financial services industry.  Inputs include non–market observable inputs such as volatility assumptions that are significant to the valuation of the instruments.

Contractholder Funds:  Derivatives embedded in annuity contracts are valued internally using models widely accepted in the financial services industry that determine a single best estimate of fair value for a block of contractholder liabilities that contain certain embedded derivatives.  The models use stochastically determined cash flows based on the contractual elements of embedded derivatives and other applicable market data.  These are categorized as Level 3 as a result of the significance of non–market observable inputs.

Financial Assets and Financial Liabilities on a Non-recurring Basis

Mortgage loans, limited partnerships and other investments written–down to fair value in connection with recognizing other–than–temporary impairments are primarily valued using valuation models that are widely accepted in the financial services industry.  Inputs include non–market observable inputs such as credit spreads.  At June 30, 2008, the fair value of mortgage loans, limited partnerships and other investments totaled $282 million and were categorized as Level 3.

Reserves on a closed block of policies expected to be transferred through a future reinsurance agreement to an unrelated third party are valued based on significant non–observable inputs.  At June 30, 2008, the fair value of Reserves for life–contingent contract benefits on a closed block of policies totaled $89 million and were categorized as Level 3.

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring and non–recurring basis as of June 30, 2008:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Other Valuations and	Balance as of
($ in millions)	(Level 1)	(Level 2)	(Level 3)	Netting	June 30, 2008
Financial assets
Fixed income securities	$875	$60,062	$22,287		$83,224
Equity securities	3,968	621	75		4,664
Short-term investments:	895	7,797	—		8,692
Other investments:
Free–standing derivatives	—	601	59		660
Total recurring basis assets	5,738	69,081	22,421		97,240
Non–recurring basis	—	—	282		282
Valued at cost, amortized cost or using the equity method				$16,495	16,495
Counterparty and cash collateral netting (1)				(414)	(414)
Total investments	5,738	69,081	22,703	16,081	113,603
Separate account assets	12,438	—	—	—	12,438
Other assets	1	—	2	—	3
Total financial assets	$18,177	$69,081	$22,705	$16,081	$126,044
% of Total financial assets	14.4%	54.8%	18.0%	12.8%	100.0%

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(50)	$(20)		$(70)
Other liabilities:
Free–standing derivatives	—	(424)	(78)		(502)
Non–recurring basis	—	—	(89)		(89)
Counterparty and cash collateral netting (1)				$263	263
Total financial liabilities	$—	$(474)	$(187)	$263	$(398)
% of Total financial liabilities	0.0%	119.1%	47.0%	(66.1)%	100.0%

(1)

In accordance with FSP FIN 39–1, the Company nets all fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral executed with the same counterparty under a master netting agreement.  At June 30, 2008, the right to reclaim cash collateral was offset by securities held, and the obligation to return collateral was $151 million.

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

The following table provides a summary of changes in fair value during the three–month period ended June 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at June 30, 2008.

		Total realized and unrealized Gains (Losses) included in:						Total Gains (Losses) included in
($ in millions)	Balance as of March 31, 2008	Net Income (1)	OCI on Statement of Financial Position	Purchases, Sales, Issuances and Settlements, net	Net Transfers In and/or (Out) of Level 3	Balance as of June 30, 2008		Net Income for Instruments Still Held at June 30, 2008 (4)
Financial assets
Fixed income securities	$22,566	$(826)	$258	$(1,223)	$1,512	$22,287		$(801)
Equity securities	128	(4)	(3)	36	(82)	75		(2)
Other investments:
Free-standing derivatives, net	(39)	10	—	10	—	(19	)(2)	41
Total investments	22,655	(820)	255	(1,177)	1,430	22,343	(3)	(762)
Other assets	2	—	—	—	—	2		—
Total recurring Level 3 financial assets	$22,657	$(820)	$255	$(1,177)	$1,430	$22,345		$(762)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(10)	$(11)	$—	$1	$—	$(20)		$(11)
Total recurring Level 3 financial liabilities	$(10)	$(11)	$—	$1	$—	$(20)		$(11)

(1)

The amounts above total $(831) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(834) million in Realized capital gains and losses; $15 million in Net investment income; $(1) million in Interest credited to contractholder funds; and $(11) million in Life and annuity contract benefits.

(2)	Comprises $59 million of financial assets and $(78) million of financial liabilities.

(3)	Comprises $22.42 billion of investments and $(78) million of free–standing derivatives included in financial liabilities.

(4)

The amounts above represent gains and losses included in net income for the period of time that the financial asset or financial liability was determined to be in Level 3. These gains and losses total $(773) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(777) million in Realized capital gains and losses; $15 million in Net investment income; and $(11) million in Life and annuity contract benefits.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of changes in fair value during the six–month period ended June 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at June 30, 2008.

		Total realized and unrealized Gains (Losses) included in:						Total Gains (Losses) included in
($ in millions)	Balance as of January 1, 2008	Net Income (1)	OCI on Statement of Financial Position	Purchases, Sales, Issuances and Settlements, net	Net Transfers In and/or (Out) of Level 3	Balance as of June 30, 2008		Net Income for Instruments Still Held at June 30, 2008 (4)
Financial assets
Fixed income securities	$24,372	$(1,159)	$(719)	$(1,899)	$1,692	$22,287		$(1,136)
Equity securities	129	(5)	(9)	49	(89)	75		(3)
Other investments:
Free-standing derivatives, net	10	(42)	—	13	—	(19	)(2)	3
Total investments	24,511	(1,206)	(728)	(1,837)	1,603	22,343	(3)	(1,136)
Other assets	2	—	—	—	—	2		—
Total recurring Level 3 financial assets	$24,513	$(1,206)	$(728)	$(1,837)	$1,603	$22,345		$(1,136)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$4	$(25)	$—	$1	$—	$(20)		$(25)
Total recurring Level 3 financial liabilities	$4	$(25)	$—	$1	$—	$(20)		$(25)

(1)

The amounts above total $(1.23) billion and are reported in the Condensed Consolidated Statements of Operations as follows: $(1.23) billion in Realized capital gains and losses; $28 million in Net investment income; $(4) million in Interest credited to contractholder funds; and $(25) million in Life and annuity contract benefits.

(2)	Comprises $59 million of financial assets and $(78) million of financial liabilities.

(3)	Comprises $22.42 billion of investments and $(78) million of free–standing derivatives included in financial liabilities.

(4)

The amounts above represent gains and losses included in net income for the period of time that the financial asset or financial liability was determined to be in Level 3. These gains and losses total $(1.16) billion and are reported in the Condensed Consolidated Statements of Operations as follows: $(1.16) billion in Realized capital gains and losses; $28 million in Net investment income; $(1) million in Interest credited to contractholder funds; and $(25) million in Life and annuity contract benefits.

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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2008	2007	2008	2007

Property–liability insurance premiums earned	$294	$349	$624	$696
Life and annuity premiums and contract charges	225	244	459	477

Property–liability insurance claims and claims expense and life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance recovery amounts shown in the following table.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2008	2007	2008	2007

Property-liability insurance claims and claims expense	$47	$99	$120	$203
Life and annuity contract benefits	169	172	362	318
Interest credited to contractholder funds	8	11	18	24

Property–Liability

During the second quarter, the Company entered into several reinsurance agreements effective in June, 2008, including a Texas agreement that provides for coverage for Allstate Protection personal property excess catastrophe losses in Texas for hurricane catastrophe losses effective June 18, 2008 to June 17, 2011, and four separate agreements for Allstate Floridian and its subsidiaries (“Allstate Floridian”) that provide coverage for personal property excess catastrophe losses in Florida effective June 1, 2008 to May 31, 2009.  The Florida agreements coordinate coverage with the Florida Hurricane Catastrophe Fund.

7.  Company Restructuring

The Company undertakes various programs to reduce expenses.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post–exit rent expenses in connection with these programs, and non–cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program and the Company’s 2006 voluntary termination offer.  The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $(5) million and $4 million for the three–month periods ended June 30, 2008 and 2007, respectively, and $(6) million and $3 million for the six–month periods ended June 30, 2008 and 2007, respectively.

The following table illustrates the changes in the restructuring liability during the six–month period ended June 30, 2008:

($ in millions)	Employee costs	Exit costs	Total liability
Balance at the beginning of the year	$23	$2	$25
Expense incurred	10	—	10
Adjustments to liability	(13)	—	(13)
Payments applied against liability	(8)	—	(8)
Balance at the end of the period	$12	$2	$14

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

Guarantees

The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective June 30, 2008, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $19 million at June 30, 2008.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that range from less than one year to three years.  Historically, the Company has not made any material payments pursuant to these guarantees.

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $207 million at June 30, 2008.  The obligations associated with these fixed income securities expire at various times during the next six years.

Related to the disposal through reinsurance of substantially all of Allstate Financial’s variable annuity business to Prudential Financial, Inc. and its subsidiary in 2006, the Company and its consolidated subsidiaries, ALIC and Allstate Life Insurance Company of New York (“ALNY”), have agreed to indemnify Prudential for certain pre–closing contingent liabilities (including extra–contractual liabilities of ALIC and ALNY and liabilities specifically excluded from the transaction) that ALIC and ALNY have agreed to retain.  In addition, the Company, ALIC and ALNY will each indemnify Prudential for certain post–closing liabilities that may arise from the acts of ALIC, ALNY and their agents, including in connection with ALIC’s and ALNY’s provision of transition services.  The Reinsurance Agreements contain no limitations or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees, in accordance with the provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short–Duration and Long–Duration Contracts”.  Management does not believe this agreement will have a material adverse effect on results of operations, cash flows or financial position of the Company.

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

The aggregate liability balance related to all guarantees was not material as of June 30, 2008.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Florida Office of Insurance Regulation (“OIR”) filed an Immediate Final Order (“IFO”) with respect to ten affiliated Allstate companies on January 17, 2008, suspending their certificates of authority in Florida and ordering them to discontinue transacting any new insurance business in Florida until all requested documents were produced in accordance with previously issued OIR subpoenas. The subpoenas were issued in connection with the investigation of residential property insurance rate practices but sought a wide range of information.  The IFO order allowed the companies to continue all of their existing insurance business and renewals of that insurance; only the writing of new insurance policies was prohibited.  On January 18, 2008, the companies filed an emergency motion for immediate relief with the First District Court of Appeal of the State of Florida.  The Court granted the motion and stayed the order and subsequently upheld the stay pending a final disposition on the merits.  On May 16, 2008, the OIR stayed enforcement of its IFO, relying on the companies’ submission of an affidavit certifying that the companies have complied with Florida law by providing documents requested by the OIR.  That same day, the companies resumed writing new property and casualty business.  In June 2008, the Florida Supreme Court denied the companies’ request to review the First District Court of Appeal’s ruling that the OIR had the authority to issue the IFO.  The companies are abiding by the Court’s decision.  In February 2008, the OIR filed an administrative complaint against the companies regarding the response to the subpoenas and their rate filing certification process.  The filing of this complaint provides the companies with an opportunity for an evidentiary hearing, which was required by Florida law after the OIR issued the IFO.  Additionally, following hearings in February 2008 regarding residential property insurance rate practices before the Florida Senate Select Committee on Property Insurance Accountability, the Committee submitted a request to the companies to produce certain documents.  The companies have provided responsive documents to both the OIR and the Committee.

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

Proceedings

There are a number of state and nationwide class action lawsuits pending in various state courts challenging the legal propriety of Allstate’s medical bill review processes on a number of grounds, including the manner in which Allstate determines reasonableness and necessity.  These lawsuits, which to a large degree mirror similar lawsuits filed against other carriers in the industry, allege these processes are used by Allstate systematically to undervalue claims.  Plaintiffs seek monetary damages in the form of contractual and extra–contractual damages.  The Company denies these allegations.  One nationwide class action has been certified.  The Company continues to vigorously defend these cases.

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

•                  In a putative class action in Mississippi, some members of the Mississippi Windstorm Underwriters Association (“MWUA”) have filed suit against the MWUA board members and the companies they represent, including an Allstate subsidiary, alleging that the Board purchased insufficient reinsurance to protect the MWUA members.  Plaintiffs’ motion for class certification has been denied.  Discovery as to the individual plaintiffs’ claims is ongoing.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•      In a putative class action in Louisiana, the federal trial court ruled that Allstate’s and other insurers’ flood, water and negligent construction exclusions do not preclude coverage for damage caused by flooding in the New Orleans area to the extent it was caused by human negligence in the design, construction and/or maintenance of the levees.  Allstate and other insurers pursued an interlocutory appeal and in June 2007 the United States Court of Appeals for the Fifth Circuit reversed the trial court’s ruling.  The matter has been remanded to the trial court for further proceedings, which have been consolidated along with other putative class and individual actions brought against the Company and other insurers, challenging the adjustment and settlement of Hurricane Katrina claims.  In a case in Louisiana state court involving a similar challenge to the flood exclusion of another carrier, the Louisiana Supreme Court issued its ruling in April 2008 that the flood exclusion is clear and unambiguous, and therefore valid and enforceable regardless of whether the source of the flooding was natural or man–made.  The Louisiana Supreme Court has denied plaintiffs’ motion for reconsideration of its ruling.  In light of the Louisiana Supreme Court’s ruling, the federal trial court has issued an order that all claims for insurance coverage for flood damage, where the policy has a flood exclusion, are dismissed.  The plaintiffs’ bar has moved for reconsideration of the federal trial court’s dismissal.

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

•      The Louisiana Attorney General also has filed a lawsuit in state court against Allstate, other insurers, a consulting company, and two computer database companies.  The lawsuit is brought under the Louisiana Monopolies Act and generally alleges the defendants conspired to suppress competition and thwart policyholder recoveries.  The defendants removed the matter to federal court.  Plaintiffs’ motion to remand the matter to state court was defeated at both the trial court and Court of Appeals levels. The matter now will proceed in federal court.

•      Private plaintiffs have filed qui tam actions under the Federal False Claims Act against Allstate and certain other insurers in Louisiana and Mississippi federal courts regarding claims that they administered under the federally funded National Flood Insurance Program.  The basic allegations are that insurers and engineering firms falsely or fraudulently identified the cause of Hurricane Katrina related property damage as “flood” so that those claims would be paid through the National Flood Insurance Program.  The action brought in federal court in Louisiana has been dismissed.  Plaintiffs are appealing that dismissal.  In the Mississippi action, plaintiffs have, with the Government’s consent, filed a motion to voluntarily dismiss Allstate.

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

Allstate is defending various lawsuits involving worker classification issues.  These lawsuits include several certified class actions challenging the overtime exemption claimed by the Company under the Fair Labor Standards Act or a state wage and hour law.  In these cases, plaintiffs seek monetary relief, such as penalties and liquidated damages, and non–monetary relief, such as injunctive relief.  These class actions mirror similar lawsuits filed against other carriers in the industry and other employers.  Allstate is continuing to vigorously defend its worker classification lawsuits.

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

•      The EEOC also filed another lawsuit in 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit).  In EEOC II, in 2006, the court granted partial summary judgment to the EEOC.  Although the court did not determine that the Company was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether the Company had reasonable factors other than age to support the rehire policy.  In June 2008, the Eighth Circuit Court of Appeals affirmed summary judgment in the EEOC’s favor.  The Company filed a petition for rehearing en banc.

•      The Company is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization.  Plaintiffs allege that they were constructively discharged so that Allstate could avoid paying ERISA and other benefits offered under the reorganization.  They claim that the constructive discharge resulted from the implementation of agency standards, including mandatory office hours and a requirement to have licensed staff available during business hours.  The court approved the form of class notice which was sent to approximately 1,800 potential class members in November 2007.  Fifteen individuals opted out.  The Company’s motions for judgment on the pleadings were partially granted.  In May 2008, the Court granted summary judgment in Allstate’s favor on all class claims.  Plaintiffs moved for reconsideration and in the alternative to decertify the class.  Allstate opposed this motion and filed a motion for summary judgment with respect to the remaining non–class claim.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Allstate is defending a certified 13–state class action challenging the method by which Allstate discloses installment fees.  The plaintiffs contend that installment fees must be disclosed on the insurance policy itself, which would include the declarations page, because the fees allegedly meet the legal definition of “premium.”  Plaintiffs seek repayment of installment fees since October 1996.  The New Mexico trial court had initially certified the 13–state class in 2005.  In 2007, the class, except for New Mexico, was set aside on appeal.  In June 2008, the New Mexico Supreme Court reinstated the 13–state class of Allstate policyholders who paid installment fees from October 1996 to present.  The Court has denied the Company’s motion for reconsideration.

The Company is vigorously defending its auto and homeowners insurance rates in administrative actions filed by the Texas and California Departments of Insurance.  The Departments are focusing on the reasonableness of the Company’s rates for the risks to which they apply.

•      In 2004, the Company made a homeowners rate filing in Texas requesting to reduce its rates by approximately 1.5%.  In December 2004, the Texas Commissioner of Insurance disapproved that filing and began proceedings to disapprove the Company’s then current rates.  Following an administrative hearing process, in 2006, the Commissioner ordered the Company to reduce its then current homeowners rates by 5% and to pay refunds on the difference plus interest back to December 30, 2004, for which the Company has been accruing.  The Company implemented a 5% rate decrease occurring in two stages, but challenged this 2006 refund order in the Travis County, Texas district court.  In March 2007, the district court affirmed in whole the Texas Commissioner’s rate refund order.  In April 2007, the Company appealed the judgment of the district court to the Third Court of Appeals, Austin, Texas.  In May 2008, the Company resolved the dispute with the Commissioner.  The Company has agreed to dismiss its appeal and the Commissioner has agreed to amend his order.  Instead, the Company will be required to pay refunds in the total amount of principal and interest of $36.8 million for the period of December 1, 2004 through April 23, 2006.

•      Allstate filed and implemented an 8% homeowners rate increase in August 2007 and immediately received an order from the Texas Commissioner of Insurance disapproving the rate change.  In addition, in October 2007 the Commissioner ordered the Company to pay refunds of its homeowners rates amounting to approximately 6.5% for the period between August 20, 2007 and October 5, 2007, and refunds of approximately 18.5% for the period following October 5, 2007, plus interest.  In May 2008, the Company resolved this dispute with the Commissioner.  The Commissioner has agreed to vacate his refund order and vacate his disapproval of the Company’s August 2007 rate increase.  The Company has agreed to provide credits or refunds of 3% to certain policyholders for the period between August 20, 2007 and June 1, 2008, and to also reduce its current rate level by an average of 3%, effective June 1, 2008.

•      In 2006, the Company made an automobile rate filing in California.  Following a rate hearing, the California Department of Insurance (“CDI”) issued an order in March 2008 directing the Company to reduce its rates by 15.9%.  The Company implemented the rate reduction effective April 28, 2008.  The Company has withdrawn its appeal of the order.

•      In 2006, the Company made a homeowners rate filing in California.  Following a rate hearing, the CDI issued an order in July 2008 directing the Company to reduce its rates by 28.5%.  The Company is complying with this order.  Additionally, in May 2007, the CDI issued an Order to Show Cause and commenced an administrative hearing seeking an order directing Allstate to issue refunds to its California homeowners customers for rates dating to May 2007 based upon the allegation that Allstate’s current rates are excessive.  The CDI has made the decision to withdraw the Order to Show Cause.

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

Shareholder Derivative Suit

In January 2008, a shareholder derivative action was filed, purportedly on behalf of The Allstate Corporation, against the members of its Board of Directors, in the United States District Court for the Northern District of Illinois, Eastern Division.  This derivative action alleges breaches of fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets in connection with Allstate’s actions to protect certain documents from public disclosure in litigation and regulatory proceedings.  The complaint further alleges wrongdoing with respect to Allstate’s claim handling.  According to the allegations, the director defendants conspired to approve or permit these alleged wrongs to occur and participated in efforts to conceal them from Allstate’s stockholders.  Plaintiff alleges that these actions have resulted in a variety of sanctions and adverse orders being entered against Allstate by various courts and the Florida Office of Insurance Regulation.  The complaint seeks an unspecified amount of damages.  The defendants have moved to dismiss the complaint.

Asbestos and environmental

Allstate’s reserves for asbestos claims were $1.25 billion and $1.30 billion, net of reinsurance recoverables of $724 million and $752 million, at June 30, 2008 and December 31, 2007, respectively.  Reserves for environmental claims were $223 million and $232 million, net of reinsurance recoverables of $103 million and $107 million, at June 30, 2008 and December 31, 2007, respectively.  Approximately 63% of the total net asbestos and environmental reserves at June 30, 2008 and December 31, 2007 were for incurred but not reported estimated losses.

Management believes its net loss reserves for asbestos, environmental and other discontinued lines exposures are appropriately established based on available facts, technology, laws and regulations.  However, establishing net loss reserves for asbestos, environmental and other discontinued lines claims is subject to uncertainties that are greater than those presented by other types of claims. The ultimate cost of losses may vary materially from recorded amounts, which are based on management’s best estimate.  Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure and unresolved legal issues regarding policy coverage; unresolved legal issues regarding the determination, availability and timing of exhaustion of policy limits; plaintiffs’ evolving and expanding theories of liability, availability and collectibility of recoveries from reinsurance, retrospectively determined premiums and other contractual agreements; and estimating the extent and timing of any contractual liability, and other uncertainties. There are also complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are covered, or were ever intended to be covered, and could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean—up costs represent insured property damage. Management believes these issues are not likely to be resolved in the near future, and the ultimate cost may vary materially from the amounts currently recorded resulting in an increase in loss reserves.  In addition, while the Company believes that improved actuarial techniques and databases have assisted in its ability to estimate asbestos, environmental, and other discontinued lines net loss reserves, these refinements may subsequently prove to be inadequate indicators of the extent of probable losses.  Due to the uncertainties and factors described above, management believes it is not practicable to develop a meaningful range for any such additional net loss reserves that may be required.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Income Taxes

During the second quarter of 2008, the Company settled a case involving its 2003 and 2004 federal income tax returns at the Internal Revenue Service Appeals Office.  Settlement of the examination of these tax years resulted in a $57 million decrease to the liability for unrecognized tax benefits, resulting in a liability balance of $19 million at June 30, 2008.

The Company believes it is reasonably possible that the liability balance will not significantly increase or decrease within the next twelve months.  Because of the impact of deferred tax accounting, recognition of previously unrecognized tax benefits is not expected to impact the effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense.  During the six months ended June 30, 2008, the balance of interest expense accrued with respect to unrecognized tax benefits decreased to $1 million from $7 million at January 1, 2008 due to the Appeals settlement for 2003 and 2004.  $4 million of this reduction was recognized in tax expense in the second quarter of 2008.  No amounts have been accrued for penalties.

10.  Components of Net Periodic Pension and Postretirement Benefit Costs

The components of net periodic cost for the Company’s pension and postretirement benefit plans are as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2008	2007	2008	2007

Pension benefits
Service cost	$37	$40	$73	$80
Interest cost	79	77	157	155
Expected return on plan assets	(100)	(88)	(200)	(176)
Amortization of:
Prior service costs	(1)	—	(1)	(1)
Net loss	9	29	18	58
Settlement loss	11	11	22	22
Net periodic pension benefit cost	$35	$69	$69	$138

Postretirement benefits
Service cost	$4	$6	$9	$12
Interest cost	15	17	29	33
Amortization of:
Prior service costs	1	(1)	1	(1)
Net (gain)	(6)	—	(12)	—
Net periodic postretirement benefit cost	$14	$22	$27	$44

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  Business Segments

Summarized revenue data for each of the Company’s business segments are as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2008	2007	2008	2007
Revenues
Property–Liability
Property–liability insurance premiums earned
Standard auto	$4,292	$4,269	$8,583	$8,504
Non–standard auto	282	336	574	680
Homeowners	1,549	1,576	3,108	3,156
Other personal lines	627	641	1,249	1,288
Allstate Protection	6,750	6,822	13,514	13,628
Discontinued Lines and Coverages	—	—	—	—
Total property–liability insurance premiums earned	6,750	6,822	13,514	13,628
Net investment income	431	517	901	1,008
Realized capital gains and losses	(238)	437	(432)	881
Total Property–Liability	6,943	7,776	13,983	15,517

Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	76	66	141	140
Immediate annuities with life contingencies	36	52	66	129
Accident, health and other	99	92	202	183
Total life and annuity premiums	211	210	409	452
Interest–sensitive life insurance	246	224	487	447
Fixed annuities	13	19	26	37
Variable annuities	1	1	1	1
Total contract charges	260	244	514	485
Total life and annuity premiums and contract charges	471	454	923	937
Net investment income	943	1,076	1,958	2,126
Realized capital gains and losses	(965)	104	(1,397)	127
Total Allstate Financial	449	1,634	1,484	3,190

Corporate and Other
Service fees	3	2	5	5
Net investment income	38	41	79	71
Realized capital gains and losses	(12)	4	(41)	8
Total Corporate and Other before reclassification of service fees	29	47	43	84
Reclassification of service fees (1)	(3)	(2)	(5)	(5)
Total Corporate and Other	26	45	38	79
Consolidated Revenues	$7,418	$9,455	$15,505	$18,786

(1) For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial performance data for each of the Company’s reportable segments are as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2008	2007	2008	2007
Net income
Property–Liability
Underwriting income
Allstate Protection	$381	$850	$796	$1,856
Discontinued Lines and Coverages	(3)	(5)	(10)	35
Total underwriting income	378	845	786	1,891
Net investment income	431	517	901	1,008
Income tax expense on operations	(217)	(415)	(467)	(890)
Realized capital gains and losses, after–tax	(153)	283	(278)	570
Property–Liability net income	439	1,230	942	2,579

Allstate Financial
Life and annuity premiums and contract charges	471	454	923	937
Net investment income	943	1,076	1,958	2,126
Periodic settlements and accruals on non–hedge derivative financial instruments	7	12	16	24
Contract benefits and interest credited to contractholder funds	(994)	(1,056)	(2,021)	(2,133)
Operating costs and expenses and amortization of deferred policy acquisition costs	(255)	(259)	(490)	(493)
Restructuring and related charges	—	1	—	1
Income tax expense on operations	(54)	(74)	(125)	(152)
Operating income	118	154	261	310
Realized capital gains and losses, after–tax	(627)	67	(908)	82
Deferred policy acquisition costs and deferred sales inducements amortization relating to realized capital gains and losses, after–tax	134	(15)	173	(15)
Reclassification of periodic settlements and accruals on non–hedge financial instruments, after–tax	(4)	(7)	(10)	(15)
Gain (loss) on disposition of operations, after–tax	—	1	(6)	2
Allstate Financial net (loss) income	(379)	200	(490)	364

Corporate and Other
Service fees (1)	3	2	5	5
Net investment income	38	41	79	71
Operating costs and expenses	(93)	(101)	(187)	(178)
Income tax benefit on operations	25	29	51	52
Operating loss	(27)	(29)	(52)	(50)
Realized capital gains and losses, after–tax	(8)	2	(27)	5
Corporate and Other net loss	(35)	(27)	(79)	(45)
Consolidated net income	$25	$1,403	$373	$2,898

(1) For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  Other Comprehensive Income

The components of other comprehensive (loss) income on a pre-tax and after–tax basis are as follows:

	Three months ended June 30,
	2008			2007
($ in millions)	Pre–tax	Tax	After– tax	Pre–tax	Tax	After– tax

Unrealized net holding (losses) gains arising during the period, net of related offsets	$(1,248)	$432	$(816)	$(598)	$210	$(388)
Less: reclassification adjustment of realized capital gains and losses	(1,264)	442	(822)	369	(129)	240
Unrealized net capital gains and losses	16	(10)	6	(967)	339	(628)
Unrealized foreign currency translation adjustments	3	(1)	2	35	(12)	23
Net funded status of pension and other postretirement benefit obligation	2	(1)	1	21	(7)	14
Other comprehensive (loss) income	$21	$(12)	9	$(911)	$320	(591)
Net income			25			1,403
Comprehensive (loss) income			$34			$812

	Six months ended June 30,
	2008			2007
($ in millions)	Pre–tax	Tax	After– tax	Pre–tax	Tax	After– tax

Unrealized net holding (losses) gains arising during the period, net of related offsets	$(3,440)	$1,204	$(2,236)	$(170)	$60	$(110)
Less: reclassification adjustment of realized capital gains and losses	(1,652)	578	(1,074)	821	(287)	534
Unrealized net capital gains and losses	(1,788)	626	(1,162)	(991)	347	(644)
Unrealized foreign currency translation adjustments	(22)	8	(14)	38	(13)	25
Net funded status of pension and other postretirement benefit obligation	(111)	36	(75)	50	5	55
Other comprehensive (loss) income	$(1,921)	$670	(1,251)	$(903)	$339	(564)
Net income			373			2,898
Comprehensive (loss) income			$(878)			$2,334

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Allstate Corporation

Northbrook, IL 60062

We have reviewed the accompanying condensed consolidated statements of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of June 30, 2008, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2008 and 2007, and of cash flows for the six-month periods ended June 30, 2008 and 2007.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

August 5, 2008

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007

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

HIGHLIGHTS

•        Net income decreased $1.38 billion to $25 million in the second quarter of 2008 from $1.40 billion in the second quarter of 2007, and $2.53 billion to $373 million in the first six months of 2008 from $2.90 billion in the first six months of 2007.  Net income per diluted share decreased $2.25 to $0.05 in the second quarter of 2008 from $2.30 in the second quarter of 2007, and $4.04 to $0.67 in the first six months of 2008 from $4.71 in the first six months of 2007.

•        The Property-Liability combined ratio was 94.4 in the second quarter of 2008 compared to 87.6 in the second quarter of 2007 and 94.2 in the first six months of 2008 compared to 86.1 in the first six months of 2007.

•        Allstate Financial had a net loss of $379 million in the second quarter of 2008 compared to net income of $200 million in the second quarter of 2007, and a net loss of $490 million in the first six months of 2008 compared to net income of $364 million in the first six months of 2007.

•        Total revenues decreased 21.5% to $7.42 billion in the second quarter of 2008 from $9.46 billion in the second quarter of 2007, and 17.5% to $15.51 billion in the first six months of 2008 from $18.79 billion in the first six months of 2007.

•        Property-Liability premiums earned decreased 1.1% to $6.75 billion in the second quarter of 2008 from $6.82 billion in the second quarter of 2007, and 0.8% to $13.51 billion in the first six months of 2008 from $13.63 billion in the first six months of 2007.

•        Realized capital losses were $1.22 billion and $1.87 billion in the second quarter and first six months of 2008, respectively, compared to realized capital gains of $545 million and $1.02 billion in the second quarter and first six months of 2007, respectively.

•        Investments as of June 30, 2008 decreased 4.5% from December 31, 2007 and net investment income decreased 13.6% and 8.3% in the second quarter and first six months of 2008, respectively, compared to the same periods of 2007.

•        Book value per diluted share decreased 1.3% to $35.93 as of June 30, 2008 from $36.39 as of June 30, 2007 and decreased 6.9% from $38.58 as of December 31, 2007.

•        For the twelve months ended June 30, 2008, return on the average of beginning and ending period shareholders’ equity decreased 14.8 points to 10.2% from 25.0% for the twelve months ended June 30, 2007.

•        Stock repurchases totaled $434 million and $858 million for the three months and six months ended June 30, 2008, respectively.  In the first six months of 2008, we completed our $4.00 billion share repurchase program that commenced in November 2006, and commenced a $2.00 billion share repurchase program that is expected to be completed by March 31, 2009.

CONSOLIDATED NET INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007

Revenues
Property-liability insurance premiums earned	$6,750	$6,822	$13,514	$13,628
Life and annuity premiums and contract charges	471	454	923	937
Net investment income	1,412	1,634	2,938	3,205
Realized capital gains and losses	(1,215)	545	(1,870)	1,016
Total revenues	7,418	9,455	15,505	18,786

Costs and expenses
Property-liability insurance claims and claims expense	(4,776)	(4,317)	(9,452)	(8,434)
Life and annuity contract benefits	(395)	(386)	(792)	(814)
Interest credited to contractholder funds	(563)	(673)	(1,187)	(1,322)
Amortization of deferred policy acquisition costs	(959)	(1,216)	(2,034)	(2,369)
Operating costs and expenses	(728)	(734)	(1,520)	(1,461)
Restructuring and related charges	5	(4)	6	(3)
Interest expense	(88)	(83)	(176)	(155)
Total costs and expenses	(7,504)	(7,413)	(15,155)	(14,558)

Gain (loss) on disposition of operations	—	2	(9)	2
Income tax benefit (expense)	111	(641)	32	(1,332)
Net income	$25	$1,403	$373	$2,898

Property-Liability	$439	$1,230	$942	$2,579
Allstate Financial	(379)	200	(490)	364
Corporate and Other	(35)	(27)	(79)	(45)
Net income	$25	$1,403	$373	$2,898

PROPERTY-LIABILITY HIGHLIGHTS

•             Premiums written, an operating measure that is defined and reconciled to premiums earned on page 33, decreased 2.0% to $6.80 billion in the second quarter of 2008 from $6.94 billion in the second quarter of 2007, and 1.7% to $13.32 billion in the first six months of 2008 from $13.55 billion in the first six months of 2007.  Allstate brand standard auto premiums written in the second quarter of 2008 were comparable to the second quarter of 2007.  Allstate brand standard auto premiums written increased 0.3% to $8.03 billion in the first six months of 2008 from $8.01 billion in the first six months of 2007.  Allstate brand homeowners premiums written decreased 0.8% to $1.53 billion in the second quarter of 2008 from $1.54 billion in the second quarter of 2007, and 1.5% to $2.72 billion in the first six months of 2008 from $2.76 billion in the first six months of 2007.

•             Premium operating measures and statistics contributing to the overall Allstate brand standard auto premiums written growth were the following:

•                  0.8% decrease in policies in force (“PIF”) as of June 30, 2008 compared to June 30, 2007

•                  0.8 point decline in the six month renewal ratio to 89.1% in the second quarter of 2008 compared to 89.9% in the second quarter of 2007, and 0.8 point decline in the six month renewal ratio to 89.0% in the first six months of 2008 compared to 89.8% in the first six months of 2007

•                  1.4% increase in the six month policy term average gross premium before reinsurance to $427 in the second quarter of 2008 from $421 in the second quarter of 2007, and 1.7% increase in the six month policy term average gross premium before reinsurance to $427 in the first six months of 2008 from $420 in the first six months of 2007

•                  6.7% and 10.3% decrease in new issued applications in the second quarter and first six months of 2008, respectively, compared to the same periods of 2007

•             Premium operating measures and statistics contributing to the overall Allstate brand homeowners premiums written decline were the following:

•                  4.0% decrease in PIF as of June 30, 2008 compared to June 30, 2007

•                  1.0 point decline in the twelve month renewal ratio to 86.3% in the second quarter of 2008 compared to 87.3% in the second quarter of 2007, and 0.5 point decline in the twelve month renewal ratio to 86.4% in the first six months of 2008 compared to 86.9% in the first six months of 2007

•                  1.9% increase in the twelve month policy term average gross premium before reinsurance to $867 in the second quarter of 2008 from $851 in the second quarter of 2007, and 2.1% increase in the twelve month policy term average gross premium before reinsurance to $867 in the first six months of 2008 from $849 in the first six months of 2007

•                  26.1% and 27.1% decrease in new issued applications in the second quarter and first six months of 2008, respectively, compared to the same periods of 2007

•             The Allstate brand standard auto loss ratio increased 3.6 points to 67.1 in the second quarter of 2008 from 63.5 in the second quarter of 2007, and 2.7 points to 66.3 in the first six months of 2008 from 63.6 in the first six months of 2007.  Standard auto property damage gross claim frequency (rate of claim occurrence per policy in force) decreased 4.2% and 3.3% in the second quarter and first six months of 2008, respectively, from the same periods of 2007, and bodily injury gross claim frequency decreased 7.6% and 7.0% in the second quarter and first six months of 2008, respectively, from the same periods of 2007.  Auto property damage and bodily injury paid severities (average cost per claim) increased 2.6% and 7.1%, respectively, in the second quarter of 2008, and 3.4% and 7.8%, respectively, in the first six months of 2008 from the same periods of 2007.

•             The Allstate brand homeowners loss ratio, which includes catastrophes, increased 18.8 points to 86.5 in the second quarter of 2008 from 67.7 in the second quarter of 2007, and 21.9 points to 83.3 in the first six months of 2008 from 61.4 in the first six months of 2007.  Homeowner gross claim frequency, excluding catastrophes, increased 13.7% and 7.7% in the second quarter and first six months of 2008, respectively, from the same periods of 2007.  Homeowners paid severity, excluding catastrophes, increased 0.3% and 1.7% in the second quarter and first six months of 2008, respectively, from the same periods of 2007.

•             Catastrophe losses in the second quarter of 2008 totaled $698 million compared to $433 million in the second quarter of 2007 and $1.27 billion in the first six months of 2008 compared to $594 million in the first six months of 2007.  Impact of prior year reserve reestimates on catastrophe losses was $11 million and $128 million unfavorable in the second quarter and first six months of 2008, respectively, compared to an unfavorable impact of $50 million and $44 million in the second quarter and first six months of 2007, respectively.

•             Prior year reserve reestimates totaled $9 million unfavorable, including $11 million related to catastrophes, in the second quarter of 2008 compared to $143 million favorable, including $50 million unfavorable related to catastrophes, in the same period of 2007, and $110 million unfavorable, including $128 million related to catastrophes, in the first six months of 2008 compared to $272 million favorable, including $44 million unfavorable related to catastrophes, in the same period of 2007.

•             Underwriting income for Property-Liability was $378 million in the second quarter of 2008 compared to $845 million in the second quarter of 2007, and $786 million in the first six months of 2008 compared to $1.89 billion in the first six months of 2007.  The combined ratio was 94.4 in the second quarter of 2008 compared to 87.6 in the second quarter of 2007, and 94.2 in the first six months of 2008 compared to 86.1 in the first six months of 2007.  Underwriting income, a measure not based on accounting principles generally accepted in the United States of America (“GAAP”), is defined below.

•             Investments as of June 30, 2008 decreased 9.8% from December 31, 2007 and net investment income decreased 16.6% and 10.6% in the second quarter and first six months of 2008, respectively, compared to the same periods of 2007.

•             Realized capital losses were $238 million in the second quarter of 2008 compared to realized capital gains of $437 million in the second quarter of 2007, and realized capital losses were $432 million in the first six months of 2008 compared to realized capital gains of $881 million in the first six months of 2007.

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

Underwriting income (loss), a measure that is not based on GAAP and is reconciled to net income on page 32, is calculated as premiums earned, less claims and claims expense (“losses”), amortization of deferred policy acquisition costs (“DAC”), operating costs and expenses and restructuring and related charges, as determined using GAAP.  We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results.  It is also an integral component of incentive compensation.  It is useful for investors to evaluate the components of income separately and in the aggregate when reviewing performance.  Net income is the GAAP measure most directly comparable to underwriting income (loss).  Underwriting income (loss) should not be considered as a substitute for net income and does not reflect the overall profitability of the business.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except ratios)	2008	2007	2008	2007

Premiums written	$6,803	$6,939	$13,317	$13,548

Revenues
Premiums earned	$6,750	$6,822	$13,514	$13,628
Net investment income	431	517	901	1,008
Realized capital gains and losses	(238)	437	(432)	881
Total revenues	6,943	7,776	13,983	15,517

Costs and expenses
Claims and claims expense	(4,776)	(4,317)	(9,452)	(8,434)
Amortization of DAC	(1,000)	(1,032)	(2,011)	(2,056)
Operating costs and expenses	(601)	(623)	(1,271)	(1,243)
Restructuring and related charges	5	(5)	6	(4)
Total costs and expenses	(6,372)	(5,977)	(12,728)	(11,737)

Income tax expense	(132)	(569)	(313)	(1,201)
Net income	$439	$1,230	$942	$2,579

Underwriting income	$378	$845	$786	$1,891
Net investment income	431	517	901	1,008
Income tax expense on operations	(217)	(415)	(467)	(890)
Realized capital gains and losses, after-tax	(153)	283	(278)	570
Net income	$439	$1,230	$942	$2,579

Catastrophe losses (1)	$698	$433	$1,266	$594

GAAP operating ratios
Claims and claims expense ratio	70.8	63.3	70.0	61.9
Expense ratio	23.6	24.3	24.2	24.2
Combined ratio	94.4	87.6	94.2	86.1
Effect of catastrophe losses on combined ratio	10.3	6.3	9.4	4.4
Effect of prior year reserve reestimates on combined ratio	0.1	(2.1)	0.8	(2.0)
Effect of restructuring and related charges on combined ratio	(0.1)	0.1	—	—
Effect of Discontinued Lines and Coverages on combined ratio	—	0.1	0.1	(0.3)

(1)   Unfavorable reserve reestimates included in catastrophe losses totaled $11 million and $128 million in the three months and six months ended June 30, 2008, respectively, compared to $50 million and $44 million unfavorable in the three months and six months ended June 30, 2007, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007

Premiums written:
Allstate Protection	$6,803	$6,939	13,317	13,548
Discontinued Lines and Coverages	—	—	—	—
Property-Liability premiums written	6,803	6,939	13,317	13,548
(Increase) decrease in unearned premiums (1)	(154)	(125)	140	78
Other (1)	101	8	57	2
Property-Liability premiums earned	$6,750	$6,822	13,514	13,628

Premiums earned:
Allstate Protection	$6,750	$6,822	13,514	13,628
Discontinued Lines and Coverages	—	—	—	—
Property-Liability	$6,750	$6,822	13,514	13,628

(1)   The three month and six month ended June 30, 2008 includes $49 million in unearned premiums related to June 27, 2008 acquisition of Partnership Marketing Group.

ALLSTATE PROTECTION SEGMENT

Premiums written by brand are shown in the following table.

	Three Months Ended June 30,
	Allstate brand		Encompass brand		Allstate Protection
($ in millions)	2008	2007	2008	2007	2008	2007
Standard auto	$3,957	$3,956	$272	$297	$4,229	$4,253
Non-standard auto	261	300	11	18	272	318
Homeowners	1,531	1,543	129	147	1,660	1,690
Other personal lines (1)	613	643	29	35	642	678
Total	$6,362	$6,442	$441	$497	$6,803	$6,939

	Six Months Ended June 30,
	Allstate brand		Encompass brand		Allstate Protection
($ in millions)	2008	2007	2008	2007	2008	2007
Standard auto	$8,034	$8,007	$542	$563	$8,576	$8,570
Non-standard auto	535	621	23	39	558	660
Homeowners	2,716	2,756	242	270	2,958	3,026
Other personal lines (1)	1,167	1,224	58	68	1,225	1,292
Total	$12,452	$12,608	$865	$940	$13,317	$13,548

(1) Other personal lines include commercial lines, condominium, renters, involuntary auto and other personal lines.

Premiums earned by brand are shown in the following table.

	Three Months Ended June 30,
	Allstate brand		Encompass brand		Allstate Protection
($ in millions)	2008	2007	2008	2007	2008	2007
Standard auto	$4,014	$3,986	$278	$283	$4,292	$4,269
Non-standard auto	270	316	12	20	282	336
Homeowners	1,420	1,437	129	139	1,549	1,576
Other personal lines	593	606	34	35	627	641
Total	$6,297	$6,345	$453	$477	$6,750	$6,822

	Six Months Ended June 30,
	Allstate brand		Encompass brand		Allstate Protection
($ in millions)	2008	2007	2008	2007	2008	2007
Standard auto	$8,025	$7,937	$558	$567	$8,583	$8,504
Non-standard auto	548	638	26	42	574	680
Homeowners	2,846	2,875	262	281	3,108	3,156
Other personal lines	1,185	1,217	64	71	1,249	1,288
Total	$12,604	$12,667	$910	$961	$13,514	$13,628

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

•      Average premium- gross written:  Gross premiums written divided by issued item count.  Gross premiums written do not include the impacts from mid-term premium adjustments, ceded reinsurance premiums, or premium refund accruals.  Allstate brand average gross premiums represent the appropriate policy term for each line, which is 6 months for standard and non-standard auto and 12 months for homeowners.    Encompass brand average gross premiums represent the appropriate policy term for each line, which is 12 months for standard auto and homeowners and 6 months for non-standard auto.

•      Renewal ratio:  Renewal policies issued during the period, based on contract effective dates, divided by the total policies issued 6 months prior for standard and non-standard auto (12 months prior for Encompass brand standard auto) or 12 months prior for homeowners.

•      New issued applications:  Item counts of automobiles or homeowners insurance applications for insurance policies that were issued during the period.  Does not include automobiles that are added by existing customers.

Allstate Protection standard auto premiums written decreased 0.6% to $4.23 billion in the three months ended June 30, 2008 from $4.25 billion in the same period of 2007 and increased 0.1% to $8.58 billion during the first six months of 2008 from $8.57 billion in the first six months of 2007.

	Allstate brand		Encompass brand(2)
Standard Auto	2008	2007	2008	2007
Three Months Ended June 30,
PIF (thousands)	18,124	18,271	1,119	1,103
Average premium- gross written (1)	$427	$421	$962	$969
Renewal ratio (%)(1)	89.1	89.9	74.1	73.8

Six Months Ended June 30,
PIF (thousands)	18,124	18,271	1,119	1,103
Average premium- gross written (1)	$427	$420	$962	$972
Renewal ratio (%)(1)	89.0	89.8	74.5	74.6

(1) Policy term is six months for Allstate brand and twelve months for Encompass brand.

(2) Premium operating measures and statistics exclude the discontinuation of a large national broker arrangement.

Allstate brand standard auto premiums written in the three months ended June 30, 2008 were comparable to the same period of 2007 and increased 0.3% to $8.03 billion during the first six months of 2008 from $8.01 billion in the first six months of 2007 due to increases in average gross premium, partially offset by declines in PIF.  The 0.8% decrease in Allstate brand standard auto PIF as of June 30, 2008 compared to June 30, 2007 was due to a lower renewal ratio and lower new business production.  New issued applications decreased 6.7% on a countrywide basis to 447 thousand in the second quarter of 2008 from 479 thousand in the second quarter of 2007 and 10.3% to 901 thousand during the first six months of 2008 from 1 million in the first six months of 2007.  Allstate brand standard auto average gross premium increased 1.4% for the three months ended June 30, 2008 and 1.7% in the first six months of 2008 compared to same periods of 2007, primarily due to rate changes, including a 15.9% rate reduction in California related to an order effective in April 2008.  The Allstate brand standard auto renewal ratio declined 0.8 points in the second quarter of 2008 and first six months of 2008 compared to the same periods of 2007 due to competitive conditions.

Encompass brand standard auto premiums written decreased 8.4% to $272 million in the three months ended June 30, 2008 from $297 million in the same period of 2007 and 3.7% to $542 million during the first six months of 2008 from $563 million in the first six months of 2007 due to the discontinuation of a large national broker arrangement. Encompass brand standard auto premiums written excluding the terminated national broker’s business increased 0.4% to $272 million in the three months ended June 30, 2008 from $271 million in the same period of 2007 and 0.8% to $525 million during the first six months of 2008 from $521 million in the first six months of 2007.  The 1.5% increase in Encompass brand standard auto PIF as of June 30, 2008 compared to June 30, 2007 was due to higher new business production, primarily driven by the rollout of the Encompass EdgeSM product.  Encompass brand standard auto average gross premium decreased 0.7% for the three months ended June 30, 2008 and 1.0% in the first six months of 2008 compared to the same periods of 2007 due to rate changes and a shift in the mix of business toward policies with basic coverages and fewer features.

Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued.  The following table shows the net rate changes that were approved for standard auto during the three-month and six-month periods ended June 30, 2008 and 2007.  These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing new business in a state.

	Three Months Ended June 30,
	# of States		Countrywide (%) (1)		State Specific (%) (2) (3)
Standard Auto	2008	2007	2008	2007	2008	2007

Allstate brand (4)	15	9	(0.4)	0.4	(1.2)	5.9
Encompass brand	9	6	0.8	(0.2)	3.4	(0.8)

	Six Months Ended June 30,
	# of States		Countrywide (%) (1)		State Specific (%) (2) (3)
	2008	2007	2008	2007	2008	2007
Allstate brand (4)	23	15	0.4	0.8	0.9	3.8
Encompass brand	24	9	1.1	0.1	2.5	0.2

(1)   Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2008 and 2007, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)   Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2008 and 2007, respectively, as a percentage of total prior year-end premiums written in those states.

(3)   Based on historical premiums written in those states, rate changes approved for standard auto totaled $(56) million and $80 million for the three months and six months ended June 30, 2008, respectively, compared to $61 million and $117 million for the three months and six months ended June 30, 2007, respectively.

(4)   Excluding the impact of a 15.9% rate reduction in California related to an order effective in April 2008, the Allstate brand standard auto rate change is 5.5% on a state specific basis and 1.3% on a countrywide basis for the three months ended June 30, 2008 and 5.4% on a state specific basis and 2.2% on a countrywide basis for the six months ended June 30, 2008.  We estimate that this rate decrease will have an impact of $135 million on premiums written and $85 million on underwriting income during the remainder of 2008.

Allstate Protection non-standard auto premiums written decreased 14.5% to $272 million in the three months ended June 30, 2008 from $318 million in the same period of 2007 and 15.5% to $558 million during the first six months of 2008 from $660 million during the first six months of 2007.

	Allstate brand		Encompass brand
Non-Standard Auto	2008	2007	2008	2007
Three Months Ended June 30,
PIF (thousands)	790	896	48	75
Average premium- gross written	$624	$613	$498	$523
Renewal ratio (%)	74.1	77.3	68.5	66.7

Six Months Ended June 30,
PIF (thousands)	790	896	48	75
Average premium- gross written	$626	$613	$502	$522
Renewal ratio (%)	74.3	76.9	66.8	66.2

Allstate brand non-standard auto premiums written decreased 13.0% to $261 million in the three months ended June 30, 2008 from $300 million in the same period of 2007 and 13.8% to $535 million during the first six months of 2008 from $621 million in the first six months of 2007 due to declines in PIF, partially offset by increases in average gross premium.  PIF decreased 11.8% as of June 30, 2008 compared to June 30, 2007 as new business production was insufficient to offset the decline in polices available to renew.  Allstate brand non-standard auto new issued applications increased 9.9% on a countrywide basis to 78 thousand in the second quarter of 2008 from 71 thousand in the second quarter of 2007 and 10.8% to 164 thousand during the first six months of 2008 from 148 thousand in the first six months of 2007.  Both increases were due to the continued rollout of our Allstate BlueSM product.  The renewal ratio decreased 3.2 points in the second quarter of 2008 and 2.6 points in the first six months of 2008 compared to the same periods of 2007 due to competitive pressures and rate changes.  The Allstate brand non-standard auto average gross premium increased 1.8% for the three months ended June 30, 2008 and 2.1% in the first six months of 2008 compared to the same periods of 2007 due to changes in customer mix from the rollout of Allstate Blue and rate changes.

Encompass brand non-standard auto premiums written decreased 38.9% to $11 million in the three months ended June 30, 2008 from $18 million in the same period of 2007 and 41.0% to $23 million during the first six months of 2008 from $39 million in the first six months of 2007 due to declines in PIF, driven by new business production that was insufficient to offset the decline in policies available to renew, and lower average gross premium due to geographic shifts in the mix of business.

Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued.  The following table shows the net rate changes that were approved for non-standard auto during the three-month and six-month periods ended June 30, 2008 and 2007.  These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing new business in a state.

	Three Months Ended June 30,
	# of States		Countrywide (%) (1)		State Specific (%) (2) (3)
Non-Standard Auto	2008	2007	2008	2007	2008	2007
Allstate brand (4)	5	1	(0.2)	—	(7.7)	—
Encompass brand	—	7	—	8.1	—	14.6

	Six Months Ended June 30,
	# of States		Countrywide (%) (1)		State Specific (%) (2) (3)
	2008	2007	2008	2007	2008	2007
Allstate brand (4)	7	4	—	1.3	0.4	8.7
Encompass brand	—	7	—	8.1	—	14.6

(1)   Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2008 and 2007, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)   Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2008 and 2007, respectively, as a percentage of total prior year-end premiums written in those states.

(3)   Based on historical premiums written in those states, rate changes approved for non-standard auto totaled $(2) million for the three months ended June 30, 2008 compared to $8 million and $25 million for the three months and six months ended June 30, 2007, respectively.

(4)   Includes Washington D.C.

Allstate Protection homeowners premiums written decreased 1.8% to $1.66 billion in the three months ended June 30, 2008 from $1.69 billion in the same period of 2007 and 2.2% to $2.96 billion during the first six months of 2008 from $3.03 billion in the first six months of 2007.

Homeowners

	Allstate brand		Encompass brand (1)
	2008	2007	2008	2007
Three Months Ended June 30,
PIF (thousands)	7,418	7,730	466	506
Average premium- gross written (12 months)	$867	$851	$1,193	$1,180
Renewal ratio (%)	86.3	87.3	80.5	79.3

Six Months Ended June 30,
PIF (thousands)	7,418	7,730	466	506
Average premium- gross written (12 months)	$867	$849	$1,194	$1,175
Renewal ratio (%)	86.4	86.9	80.6	80.0

(1) Premium operating measures and statistics exclude the discontinuation of a large national broker arrangement.

Allstate brand homeowners premiums written decreased 0.8% to $1.53 billion in the three months ended June 30, 2008 from $1.54 billion in the same period of 2007 and 1.5% to $2.72 billion during the first six months of 2008 from $2.76 billion in the first six months of 2007.  The decreases in both periods were due to a 4.0% decline in PIF, due to lower new issued applications and renewals, partially offset by increases in average gross premium, reflecting rate changes, including those taken for our net cost of reinsurance.  New issued applications decreased 26.1% on a countrywide basis to 164 thousand in the second quarter of 2008 from 222 thousand in the second quarter of 2007 and 27.1% to 314 thousand during the first six months of 2008 from 431 thousand in the first six months of 2007.  The Allstate brand homeowners average gross premium increased 1.9% for the three months ended June 30, 2008 and 2.1% in the first six months of 2008 compared to the same periods of 2007, primarily due to higher average renewal premiums related to increases in insured value and approved rate changes, including those taken for our net cost of reinsurance, partially offset by a shift in geographic mix as our catastrophe management actions reduce premiums written in areas with generally higher average gross premiums.  The Allstate brand homeowners renewal ratio decreased 1.0 points in the second quarter of 2008 and 0.5 points in the first six months of 2008 compared to the same periods of 2007 due in part to our catastrophe management actions.

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

Encompass brand homeowners premiums written decreased 12.2% to $129 million in the three months ended June 30, 2008 from $147 million in the same period of 2007 and 10.4% to $242 million during the first six months of 2008 from $270 million in the first six months of 2007 due to a decline in PIF, and the discontinuation of a large national broker arrangement, partially offset by increases in average gross premium.  Encompass brand homeowners premiums written excluding the terminated national broker’s business decreased 5.8% to $129 million in the three months ended June 30, 2008 from $137 million in the same period of 2007 and 7.5% to $235 million during the first six months of 2008 from $254 million in the first six months of 2007.  The 7.9% decline in Encompass brand homeowners PIF as of June 30, 2008 compared to June 30, 2007 was primarily due to our catastrophe management actions in certain markets.  The Encompass brand homeowners average gross premium increased 1.1% for the three months ended June 30, 2008 and 1.6% in the first six months of 2008 compared to the same periods of 2007 due to rate actions including those taken for our net cost of reinsurance.

Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued.  The following table shows the net rate changes that were approved for homeowners during the three-month and six-month periods ended June 30, 2008 and 2007, including rate changes approved based on our net cost of reinsurance.

Homeowners

	Three Months Ended June 30,
	# of States		Countrywide (%) (1)		State Specific (%) (2) (3) (4)
	2008	2007	2008	2007	2008	2007 (7)
Allstate brand (5)	16	20	0.7	1.3	2.3	3.2
Encompass brand (6)	13	17	0.9	(0.1)	4.5	(0.4)

	Six Months Ended June 30,
	# of States		Countrywide (%) (1)		State Specific (%) (2) (3) (4)
	2008	2007	2008	2007	2008	2007 (7)
Allstate brand (5)	23	21	2.0	2.8	4.9	5.8
Encompass brand (6)	17	21	1.4	1.8	6.6	4.3

(1)         Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2008 and 2007, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)         Represents the impact in the states where rate changes were approved during the three months and six months ended June 30, 2008 and 2007, respectively, as a percentage of total prior year-end premiums written in those states.

(3)         Based on historical premiums written in those states, rate changes approved for homeowners totaled $48 million and $132 million for the three months and six months ended June 30, 2008, respectively, compared to $81 million and $189 million for the three months and six months ended June 30, 2007, respectively.

(4)         During July 2008, we received an order to reduce Allstate brand homeowners rates in the state of California by 28.5%.  We estimate that this rate decrease will have an impact of $88 million on premiums written and $15 million on underwriting income during the remainder of 2008.

(5)         Excluding the impact of a 3.0% rate reduction in Texas related to a resolution reached in the second quarter of 2008, the Allstate brand homeowners rate change is 3.3% on a state specific basis and 1.0% on a countrywide basis for the three months ended June 30, 2008 and 5.7% on a state specific basis and 2.3% on a countrywide basis for the six months ended June 30, 2008.  We estimate that this rate decrease will have an impact of $7 million on premiums written and $1 million on underwriting income during the remainder of 2008.

(6)         Includes Washington D.C.

(7)         The prior period has been restated to conform to the current period presentation.

Underwriting results are shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007

Premiums written	$6,803	$6,939	$13,317	$13,548
Premiums earned	6,750	6,822	13,514	13,628
Claims and claims expense	(4,774)	(4,314)	(9,445)	(8,473)
Amortization of DAC	(1,000)	(1,032)	(2,011)	(2,056)
Other costs and expenses	(600)	(621)	(1,268)	(1,239)
Restructuring and related charges	5	(5)	6	(4)
Underwriting income	$381	$850	$796	$1,856
Catastrophe losses	$698	$433	$1,266	$594

Underwriting income by line of business
Standard auto (1)	$395	$537	$874	$1,074
Non-standard auto	46	53	76	111
Homeowners	(115)	150	(178)	468
Other personal lines (1)	55	110	24	203
Underwriting income	$381	$850	$796	$1,856

Underwriting income by brand
Allstate brand	$375	$782	$768	$1,724
Encompass brand	6	68	28	132
Underwriting income	$381	$850	$796	$1,856

(1)         During the first quarter of 2008, $45 million of incurred but not reported (“IBNR”) losses were reclassified from standard auto to other personal lines to be consistent with the recording of excess liability policies’ premiums and losses.

Allstate Protection generated underwriting income of $381 million during the three months ended June 30, 2008 compared to $850 million in the same period of 2007.  For the six months ended June 30, 2008, Allstate Protection’s underwriting income was $796 million compared to $1.86 billion for the first six months of 2007.  The decrease in both periods was primarily due to higher catastrophe losses and the absence of favorable prior year reserve reestimates.

Loss ratios are a measure of profitability.  Loss ratios by product, and expense and combined ratios by brand, are shown in the following table.  These ratios are defined on page 31.

	Three Months Ended June 30,				Six Months Ended June 30,
			Effect of Catastrophe Losses on the Loss Ratio				Effect of Catastrophe Losses on the Loss Ratio
	2008	2007	2008	2007	2008	2007	2008	2007
Allstate brand loss ratio:
Standard auto	67.1	63.5	2.1	1.3	66.3	63.6	1.7	0.8
Non-standard auto	60.0	59.2	1.1	0.6	62.6	59.7	0.9	0.3
Homeowners	86.5	67.7	38.0	21.6	83.3	61.4	33.8	15.0
Other personal lines	63.1	57.4	5.9	6.6	66.4	58.7	7.9	5.1

Total Allstate brand loss ratio	70.8	63.6	10.5	6.4	70.0	62.4	9.5	4.4
Allstate brand expense ratio	23.2	24.1			23.9	24.0
Allstate brand combined ratio	94.0	87.7			93.9	86.4

Encompass brand loss ratio:
Standard auto (1)	65.8	57.2	1.8	0.7	58.4	61.0	1.1	0.5
Non-standard auto	83.3	80.0	—	—	76.9	78.6	—	—
Homeowners	72.9	55.4	23.3	16.5	69.1	52.3	21.0	10.7
Other personal lines (1)	88.2	62.9	5.9	5.7	150.0	57.7	6.3	4.2

Total Encompass brand loss ratio	70.0	58.0	8.2	5.7	68.4	59.0	7.1	3.7
Encompass brand expense ratio	28.7	27.7			28.5	27.3
Encompass brand combined ratio	98.7	85.7			96.9	86.3

Allstate Protection loss ratio	70.7	63.2	10.3	6.3	69.9	62.2	9.4	4.4
Allstate Protection expense ratio	23.7	24.3			24.2	24.2
Allstate Protection combined ratio	94.4	87.5			94.1	86.4

(1)         During the first quarter of 2008, $45 million of IBNR losses were reclassified from standard auto to other personal lines to be consistent with the recording of excess liability policies’ premiums and losses.

The following table presents the type and number of catastrophe losses.

	Three months ended June 30,				Six months ended June 30,
($ in millions)	2008	# Events	2007	# Events	2008	# Events	2007	# Events
Tornadoes	$302	13	$93	5	$478	17	$140	10
Wind/Hail	382	27	248	28	597	45	294	36
Other, including prior year reserve reestimates	14	3	92	1	191	8	160	6
Total Catastrophe losses	$698	43	$433	34	$1,266	70	$594	52

Standard auto loss ratio increased 3.6 points for the Allstate brand in the three months ended June 30, 2008 and 2.7 points during the first six months of 2008 compared to the same periods of 2007 due to lower favorable reserve reestimates related to prior years and increased catastrophe losses.  Standard auto loss ratio for the Encompass brand increased 8.6 points in the three months ended June 30, 2008 compared to the same period of 2007 due to reserve reestimates that were unfavorable in the current year and favorable in the prior years.  Standard auto loss ratio for the Encompass brand decreased 2.6 points during the first six months of 2008 compared to the same period of 2007 due to higher favorable reserve reestimates.

Non-standard auto loss ratio increased 0.8 points for the Allstate brand in the three months ended June 30, 2008 and 2.9 points during the first six months of 2008 compared to the same periods of 2007 due to lower favorable reserve reestimates related to prior years.  Non-standard auto loss ratio for the Encompass brand increased 3.3 points in the three months ended June 30, 2008 compared to the same period of 2007.  Non-standard auto loss ratio for the Encompass brand decreased 1.7 points during the first six months of 2008 compared to the same period of 2007.

Homeowners loss ratio for the Allstate brand increased 18.8 points in the three months ended June 30, 2008 and 21.9 points during the first six months of 2008 compared to the same periods of 2007 largely attributable to higher catastrophe losses.  Homeowners loss ratio for the Encompass brand increased 17.5 points in the first three months of June 30, 2008 and 16.8 points during the first six months of 2008 compared to the same periods of 2007 primarily due to higher catastrophe losses.

Expense ratio for Allstate Protection decreased 0.6 points in the three months ended June 30, 2008 compared to the same period of 2007 primarily due to lower employee related costs, including pension, and amortization of DAC.  Expense ratio for Allstate Protection during the first six months of 2008 was comparable to the same period of 2007.

The expense ratio for Encompass brand increased 1.0 points in the three months ended June 30, 2008 and 1.2 points during the first six months of 2008 compared to the same periods of 2007 primarily due to lower earned premiums as well as increased state fund assessments.

The impact of specific costs and expenses on the expense ratio are included in the following table.

	Three Months Ended June 30,
	Allstate brand		Encompass brand		Allstate Protection
	2008	2007	2008	2007	2008	2007

Amortization of DAC	14.4	14.8	20.0	20.0	14.9	15.1
Other costs and expenses	8.9	9.2	8.7	7.7	8.9	9.1
Restructuring and related charges	(0.1)	0.1	—	—	(0.1)	0.1
Total expense ratio	23.2	24.1	28.7	27.7	23.7	24.3

	Six Months Ended June 30,
	Allstate brand		Encompass brand		Allstate Protection
	2008	2007	2008	2007	2008	2007

Amortization of DAC	14.5	14.7	20.2	19.9	14.8	15.1
Other costs and expenses	9.4	9.3	8.4	7.4	9.4	9.1
Restructuring and related charges	—	—	(0.1)	—	—	—
Total expense ratio	23.9	24.0	28.5	27.3	24.2	24.2

Allstate Protection Reinsurance

During the second quarter of 2008, we completed our 2008 catastrophe reinsurance program by placing a Florida component and additional coverage in the state of Texas.  The Florida component of the reinsurance program is designed separately from the other components of the program to address the distinct needs of our separately capitalized legal entities in that state.

The Texas agreement provides coverage for Allstate Protection personal property excess catastrophe losses in Texas for hurricane catastrophe losses.  This agreement was placed with a Cayman Island insurance company, Willow Re Ltd., which completed an offering to unrelated investors for principal at risk, variable market rate notes of $250 million to collateralize hurricane catastrophe losses covered by this agreement.  Amounts payable under the reinsurance agreement will be based on an index created by applying predetermined percentages representing our market share to insured personal property industry losses in Texas as reported by Property Claim Services (“PCS”), a division of Insurance Services Offices, Inc., limited to our actual losses.  The limits on our Texas agreement are designed to replicate as close as possible 100% of $250 million, our estimated market share of estimated modified personal property industry catastrophe losses between $12.5 billion and $15.8 billion, or 100% of our catastrophe losses between $950 million (retention) and $1.2 billion (exhaustion point).

Four separate agreements have been entered into by Allstate Floridian for personal property excess catastrophe losses in Florida, effective June 1, 2008 for one year.  These agreements coordinate coverage with the Florida Hurricane Catastrophe Fund, including our elected participation in the optional temporary increase in coverage limit (“TICL”), (collectively “FHCF”). We chose not to participate in the optional temporary emergency additional coverage option (“TEACO”) that is below the mandatory FHCF coverage.  The FHCF provides 90% reimbursement on qualifying Allstate Floridian property losses up to an estimated maximum of $458 million in excess of a $99 million retention, including reimbursement of eligible loss adjustment expenses at 5%, for each of the two largest hurricanes and $33 million for all other hurricanes for the season beginning June 1, 2008.  The four agreements are listed and described below.

•                  FHCF Retention – provides coverage on $59 million of losses in excess of $40 million and is 100% placed, with one prepaid reinstatement of limit.

•                  FHCF Sliver – provides coverage on 10% co-participation of the FHCF payout, or $46 million and is 100% placed, with one prepaid reinstatement of limit.

•                  FHCF Back-up – provides coverage after the exhaustion of an amount equivalent to the anticipated FHCF reimbursement protection on $458 million of losses in excess of $99 million and is 90% placed.

•                  FHCF Excess – provides coverage on $99 million of losses in excess of the FHCF Retention, FHCF and the FHCF Back-up agreements and is 100% placed, with one prepaid reinstatement of limit.

The terms, retentions and limits for Allstate’s additional catastrophe management reinsurance agreements, Texas and Allstate Floridian, as of June 1, 2008 are listed in the following table.

							Per
		% Placed					Occurrence
(in millions)	Effective Date	Yr 1	Yr 2	Yr 3	Reinstatements	Retention	Limit

Texas(1)	6/18/2008	100	100	100	None	950	250

FHCF Retention(2)	6/1/2008	100	N/A	N/A	2 limits over 1-year term, prepaid	40	59

FHCF(3)	6/1/2008	90	N/A	N/A	Annual remeasurements with a first and second season coverage provision	99 for the 2 largest storms, 33 for all other storms	458

FHCF Sliver(4)	6/1/2008	100	N/A	N/A	2 limits over 1-year term, prepaid	99	10% co-participation of the FHCF recoveries estimated at $458, up to a limit of $46

FHCF Back-up(5)	6/1/2008	90	N/A	N/A	1 limit over 1-year term	Back-up for FHCF	458

FHCF Excess(6)	6/1/2008	100	N/A	N/A	2 limits over 1-year term, prepaid	In excess of the FHCF and FHCF Back-up agreements	99

(1)         Texas – This agreement is effective 6/18/2008 to 6/17/2011 and covers Allstate Protection personal property excess catastrophe losses for hurricanes.  This agreement provides coverage for 100% of $250 million, our estimated market share of estimated modified personal property industry catastrophe losses between $12.5 billion and $15.8 billion, or 100% of our catastrophe losses between $950 million (retention) and $1.2 billion (exhaustion point).  Qualifying losses under this agreement are also eligible to be ceded under the Texas multi-peril and aggregate excess agreement.

(2)         FHCF Retention - provides coverage beginning 6/1/2008 for 1 year covering personal property excess catastrophe losses on policies written by Allstate Floridian.  The preliminary reinsurance premium is subject to redetermination for exposure changes.

(3)         FHCF– provides 90% reimbursement on qualifying personal property losses up to an estimated maximum per hurricane season.  Estimated limits and retentions are calculated for Allstate Floridian Insurance Company and each of its subsidiaries independently, and are subject to annual remeasurements based on 6/30 exposure data.  “Provisional retentions” are initial estimates subject to adjustment upward or downward to the actual retention which is determined based on the submitted exposures of all FHCF participants.  As of 6/1/2008, the limits provided are an estimated $309 million for Allstate Floridian Insurance Company, $94 million for Allstate Floridian Indemnity Company, $40 million for Encompass Floridian Insurance Company, and $15 million for Encompass Floridian Indemnity Company for a total of $458 million.  Provisional retentions for each of the Floridian companies are an estimated $67 million for Allstate Floridian Insurance Company, $21 million for Allstate Floridian Indemnity Company, $8 million for Encompass Floridian Insurance Company, and $3 million for Encompass Floridian Indemnity Company for a total of $99 million.

(4)         FHCF Sliver - provides coverage beginning 6/1/2008 for 1 year covering primarily excess catastrophe losses not reimbursed by the FHCF.  The provisional retention is $99 million and is subject to adjustment upward or downward to an actual retention that will equal the FHCF retention as respects business covered by this contract. The preliminary reinsurance premium is subject to redetermination for exposure changes. Estimated limits and retentions are calculated for Allstate Floridian Insurance Company and each of its subsidiaries independently.  As of 6/1/2008, the limits provided are an estimated $31 million for Allstate Floridian Insurance Company, $9 million for Allstate Floridian Indemnity Company, $4 million for Encompass Floridian Insurance Company, and $2 million for Encompass Floridian Indemnity Company for a total of $46 million.  Retentions for each of the Floridian companies are an estimated $67 million for Allstate Floridian Insurance Company, $21 million for Allstate Floridian Indemnity Company, $8 million for Encompass Floridian Insurance Company, and $3 million for Encompass Floridian Indemnity Company for a total of $99 million.

(5)         FHCF Back-up – provides coverage beginning 6/1/2008 for 1 year covering personal property excess catastrophe losses and is contiguous to the FHCF payout.  As the FHCF capacity is paid out, the retention on this agreement automatically adjusts to mirror the amount of the payout.   The preliminary reinsurance premium is subject to redetermination for exposure changes. Estimated limits and retentions are calculated for Allstate Floridian Insurance Company and each of its subsidiaries independently.  As of 6/1/2008, the limits provided are an estimated $309 million for Allstate Floridian Insurance Company, $94 million for Allstate Floridian Indemnity Company, $40 million for Encompass Floridian Insurance Company, and $15 million for Encompass Floridian Indemnity Company for a total of $458 million.  Retentions for each of the Floridian companies are an estimated $67 million for Allstate Floridian Insurance Company, $21 million for Allstate Floridian Indemnity Company, $8 million for Encompass Floridian Insurance Company, and $3 million for Encompass Floridian Indemnity Company for a total of $99 million.

(6)         FHCF Excess - provides coverage beginning 6/1/2008 for 1 year covering excess catastrophe losses.  The retention on this agreement is designed to attach above and contiguous to the FHCF and FHCF Back-up. As the FHCF and the FHCF Back-up are paid out, the retention automatically adjusts to mirror the amount of the payout.  The preliminary reinsurance premium is subject to redetermination for exposure changes. The estimated limit is calculated for Allstate Floridian Insurance Company on a consolidated basis.  Estimated retentions are calculated for Allstate Floridian Insurance Company and each of its subsidiaries independently.  As of 6/1/2008, retentions are an estimated $67 million for Allstate Floridian Insurance Company, $21 million for Allstate Floridian Indemnity Company, $8 million for Encompass Floridian Insurance Company, and $3 million for Encompass Floridian Indemnity Company for a total of $99 million.

Highlights of certain other contract terms and conditions for the Texas and Allstate Floridian catastrophe management reinsurance agreements are listed in the following table.

	Texas	Allstate Floridian(1)

Business Reinsured	Personal Lines Property Business	Personal Lines Property Business

Location (s)	Texas	Florida

Covered Losses	Hurricanes	Multi-peril – including hurricanes and earthquakes

Pertinent Exclusions	Assessment exposure to the Texas Windstorm Insurance Association, Automobile, Terrorism, Commercial	Automobile, Terrorism, Commercial, Policies reinsured under 100% quota share agreements with Royal Palm Insurance Company and Universal Insurance Company of North America

Loss Occurrence	Hurricane event – our market share of PCS estimated modified industry catastrophe losses	Sum of all qualifying losses for specific occurrences over 168 hours Windstorm related occurrences over 96 hours Riot related occurrences over 72 hours

Loss adjustment expenses included within ultimate net loss	12.5% of qualifying losses	12.5% of qualifying losses

(1) Allstate Floridian information relates to the FHCF Retention,  FHCF Sliver, FHCF Back-up and FHCF Excess agreements.

The reinsurance agreements have been placed in the global reinsurance market, with all limits on our current Florida program and the majority of limits on our other programs placed with reinsurers who currently have an A.M. Best insurance financial strength rating of A or better.  The remaining limits are placed with reinsurers who currently have an A.M. Best insurance financial strength rating no lower than A-, with three exceptions.  Of the three exceptions, one has a Standard & Poor’s (“S&P”) rating of AA, one has an S&P rating of AA- and we have collateral for the entire contract limit exposure for the reinsurer which is not rated by either rating agency.

We estimate that the total annualized cost of all catastrophe reinsurance programs for the year beginning June 1, 2008 will be approximately $660 million per year or $165 million per quarter.  This is compared to $920 million per year for our total annualized cost for the year beginning June 1, 2007, or an estimated annualized cost decrease of $260 million beginning June 1, 2008.  The estimated decrease is due in part to our reduced exposure in Florida following our non-renewal activities over the past year.  The total cost of our reinsurance programs during 2007 was $216 million in the first quarter, $231 million in the second quarter, $227 million in the third quarter and $222 million in the fourth quarter of 2007.  The cost during 2008 was $227 million in the first quarter and $223 million in the second quarter and is estimated to be $165 million in the third and fourth quarters.  We continue to attempt to capture our reinsurance cost in premium rates as allowed by state regulatory authorities.

Reserve reestimates

        The table below shows net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2008 and 2007, and the effect of reestimates in each year.

	January 1 Reserves
($ in millions)	2008	2007
Auto	$10,175	$9,995
Homeowners	2,279	2,226
Other personal lines	2,131	2,235
Allstate Protection	$14,585	$14,456

Allstate brand	$13,456	$13,220
Encompass brand	1,129	1,236
Allstate Protection	$14,585	$14,456

	Three Months Ended June 30,				Six Months Ended June 30,
	Reserve Reestimate		Effect on Combined Ratio		Reserve Reestimate		Effect on Combined Ratio
($ in millions, except ratios)	2008	2007	2008	2007	2008	2007	2008	2007
Auto (1)	$(13)	$(146)	(0.2)	(2.2)	$(67)	$(212)	(0.5)	(1.6)
Homeowners	18	25	0.3	0.4	96	22	0.7	0.2
Other lines (1)	2	(26)	—	(0.4)	74	(44)	0.5	(0.3)
Allstate Protection (2)	$7	$(147)	0.1	(2.2)	$103	$(234)	0.7	(1.7)

Allstate brand	$(2)	$(113)	—	(1.7)	$94	$(192)	0.7	(1.4)
Encompass brand	9	(34)	0.1	(0.5)	9	(42)	—	(0.3)
Allstate Protection (2)	$7	$(147)	0.1	(2.2)	$103	$(234)	0.7	(1.7)

(1)	During the first quarter of 2008, $45 million of IBNR losses were reclassified from standard auto to other lines to be consistent with the recording of excess liability policies’ premiums and losses.

(2)

Unfavorable reserve reestimates included in catastrophe losses totaled $11 million and $128 million in the three months and six months ended June 30, 2008, respectively, compared to $50 million and $44 million unfavorable in the three months and six months ended June 30, 2007, respectively.

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

Summarized underwriting results are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007

Premiums written	$—	$—	$—	$—

Premiums earned	$—	$—	$—	$—
Claims and claims expense	(2)	(3)	(7)	39
Operating costs and expenses	(1)	(2)	(3)	(4)
Underwriting (loss) income	$(3)	$(5)	$(10)	$35

Six months ended June 30, 2007 included a $46 million reduction in the reinsurance recoverable valuation allowance related to Equitas Limited’s improved financial position as a result of its reinsurance coverage with National Indemnity Company.

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income decreased 16.6% in the second quarter of 2008 and 10.6% in the first six months of 2008 compared to the same periods of 2007.  These decreases were principally due to decreased partnership income, lower average asset balances reflecting dividends paid by Allstate Insurance Company (“AIC”) to its parent, The Allstate Corporation, and reduced portfolio yields.

Net realized capital gains and losses, after-tax are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007
Investment write-downs (1)	$(51)	$(4)	$(226)	$(8)
Sales	24	380	199	796
Change in intent write-downs	(324)	(28)	(375)	(33)
Valuation of derivative instruments	32	64	(91)	72
Settlements of derivative instruments	81	25	61	54
Realized capital gains and losses, pretax	(238)	437	(432)	881
Income tax benefit (expense)	85	(154)	154	(311)
Realized capital gains and losses, after-tax	$(153)	$283	$(278)	$570

(1)  Investment write-downs include other-than-temporary impairments except for those related to changes in intent to hold.

For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

•

Net loss of $379 million and $490 million in the second quarter and first six months of 2008, respectively, driven by realized capital losses, compared to net income of $200 million and $364 million in the second quarter and first six months of 2007, respectively.

•

Net realized capital losses of $965 million and $1.40 billion in the second quarter and first six months of 2008, respectively, compared to net realized capital gains of $104 million and $127 million in the second quarter and first six months of 2007, respectively.

•

Contractholder fund deposits totaled $4.32 billion and $7.24 billion for the second quarter and first six months of 2008, respectively, compared to $2.74 billion and $5.19 billion for the second quarter and first six months of 2007, respectively.

•

Investments as of June 30, 2008 decreased 2.4% from December 31, 2007 and net investment income decreased 12.4% and 7.9% in the second quarter and first six months of 2008, respectively, compared to the same periods of 2007.

ALLSTATE FINANCIAL SEGMENT

Summarized financial data is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007

Revenues
Life and annuity premiums and contract charges	$471	$454	$923	$937
Net investment income	943	1,076	1,958	2,126
Realized capital gains and losses	(965)	104	(1,397)	127
Total revenues	449	1,634	1,484	3,190

Costs and expenses
Life and annuity contract benefits	(395)	(386)	(792)	(814)
Interest credited to contractholder funds	(563)	(673)	(1,187)	(1,322)
Amortization of DAC	41	(184)	(23)	(313)
Operating costs and expenses	(125)	(95)	(243)	(200)
Restructuring and related charges	—	1	—	1
Total costs and expenses	(1,042)	(1,337)	(2,245)	(2,648)

Gain (loss) on disposition of operations	—	2	(9)	2
Income tax benefit (expense)	214	(99)	280	(180)
Net (loss) income	$(379)	$200	$(490)	$364

Investments at June 30			$72,504	$77,113

Net loss in the second quarter of 2008 of $379 million compared to net income of $200 million in the same period of 2007, and a net loss of $490 million in the first six months of 2008 compared to net income of $364 million in the first six months of 2007.  The change was the result of the recognition of net realized capital losses in 2008 compared to net realized capital gains in 2007.

Analysis of Revenues Total revenues decreased 72.5% or $1.19 billion in the second quarter of 2008 and decreased 53.5% or $1.71 billion in the first six months of 2008, compared to the same periods of 2007, due mostly to the recognition of net realized capital losses in the current year periods compared to net realized capital gains in the prior year periods, and, to a much lesser extent, lower net investment income in the current year periods compared to the prior year periods.  Life and annuity premiums and contract charges increased in the second quarter of 2008 but declined in the first six months of 2008.

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

The following table summarizes life and annuity premiums and contract charges by product.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007

Premiums
Traditional life insurance	$76	$66	$141	$140
Immediate annuities with life contingencies	36	52	66	129
Accident, health and other	99	92	202	183
Total premiums	211	210	409	452

Contract charges
Interest-sensitive life insurance	246	224	487	447
Fixed annuities	13	19	26	37
Variable annuities	1	1	1	1
Total contract charges (1)	260	244	514	485

Life and annuity premiums and contract charges	$471	$454	$923	$937

(1)

Total contract charges for the second quarter of 2008 and 2007 include contract charges related to the cost of insurance of $173 million and $159 million, respectively. Total contract charges for the first six months of 2008 and 2007 include contract charges related to the cost of insurance of $345 million and $318 million, respectively.

Total premiums in the second quarter of 2008 were comparable to the second quarter of 2007 and decreased 9.5% in the first six months of 2008 compared to the same period of 2007.  In the second quarter of 2008, higher sales of traditional life insurance and accident and health insurance products sold through the Allstate Workplace Division were almost entirely offset by a decline in sales of life contingent immediate annuities due to competitive market conditions.  In the first six months of 2008, a decline in sales of life contingent immediate annuities and higher reinsurance premiums on life insurance were partially offset by higher sales of accident and health insurance products.

Contract charges increased 6.6% and 6.0% in the second quarter and first six months of 2008, respectively, compared to the same periods of 2007 due primarily to higher contract charges on interest-sensitive life insurance policies resulting from increased contract charge rates and growth in business in force, partially offset by decreased contract charges on fixed annuities resulting primarily from lower surrender charges.

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

The following table shows the changes in contractholder funds.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007

Contractholder funds, beginning balance	$61,727	$62,472	$61,975	$62,031

Deposits
Fixed annuities	1,237	880	1,923	1,576
Institutional products (funding agreements)	2,498	1,300	4,158	2,500
Interest-sensitive life insurance	347	343	707	696
Bank and other deposits	242	214	453	417
Total deposits	4,324	2,737	7,241	5,189

Interest credited	599	674	1,225	1,332

Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(2,243)	(1,243)	(4,130)	(1,995)
Benefits	(421)	(419)	(884)	(836)
Surrenders and partial withdrawals	(1,318)	(1,366)	(2,505)	(2,587)
Contract charges	(215)	(196)	(424)	(390)
Net transfers from separate accounts	7	3	12	6
Fair value hedge adjustments for institutional products	(67)	(17)	(1)	(34)
Other adjustments (1)	26	(29)	(90)	(100)
Total maturities, benefits, withdrawals and other adjustments	(4,231)	(3,267)	(8,022)	(5,936)
Contractholder funds, ending balance	$62,419	$62,616	$62,419	$62,616

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

Contractholder funds increased 1.1% in the second quarter of 2008, compared to an increase of 0.2% in the second quarter of 2007, and increased 0.7% in the first six months of 2008, compared to an increase of 0.9% in the same period in the prior year.  Average contractholder funds decreased 0.8% and 0.2% in the second quarter and first six months of 2008, respectively, compared to the same periods of 2007.

Contractholder deposits increased 58.0% and 39.5% in the second quarter and first six months of 2008, respectively, compared to the same periods of 2007.  These increases were primarily due to higher deposits on institutional products and, to a lesser extent, higher deposits on fixed annuities.  Deposits on institutional products increased 92.2% and 66.3% in the second quarter and first six months of 2008, respectively, compared to the same periods of 2007.  Sales of our institutional products vary from period to period based on management’s assessment of market conditions, investor demand and operational priorities.  Deposits on fixed annuities increased 40.6% and 22.0% in the second quarter and first six months of 2008, respectively, compared to the same periods of 2007, due primarily to an improved sales environment for fixed annuities relative to competing products resulting from a steeper interest rate yield curve.

Maturities and retirements of institutional products increased 80.5% and 107.0% in the second quarter and first six months of 2008, respectively, compared to the same periods in the prior year.  During the second quarter and first six months of 2008, we acquired in the secondary market and retired $1.14 billion and $2.39 billion, respectively, of institutional market deposits for which investors had elected to non-extend their maturity.  In addition, $986 million have been called and will be retired in July 2008.  Total non-extended institutional market deposits were $3.12 billion as of June 30, 2008, all of which become due no later than the end of the first quarter of 2009.  We have accumulated, and expect to maintain, short-term investments to retire these obligations.

Surrenders and partial withdrawals decreased 3.5% and 3.2% in the second quarter and first six months of 2008, respectively, compared to the same periods of 2007.  These declines were mostly due to lower surrenders and partial withdrawals on fixed annuities, partially offset by higher surrenders and partial withdrawals on interest-sensitive life insurance products and, in the second quarter of 2008, increased withdrawals on Allstate Bank products.  The annualized surrender and partial withdrawal rate on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products, based on the beginning of period contractholder funds, was 11.5% and 11.7% for the first six months of 2008 and 2007, respectively.

Net investment income decreased 12.4% and 7.9% in the second quarter and first six months of 2008, respectively, compared to the same periods of 2007. The declines were primarily due to lower investment yields on floating rate assets, lower yields on increased short-term investment balances held to offset reduced liquidity in some asset classes and the maturity of institutional markets funding agreements, and lower investment balances reflecting dividends paid by Allstate Life Insurance Company (“ALIC”) in 2007.

Net realized capital gains and losses are reflected in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007

Investment write-downs(1)	$(199)	$(4)	$(408)	$(5)
Sales	(14)	(6)	(56)	51
Change in intent write-downs	(762)	(43)	(786)	(65)
Valuation of derivative instruments	8	135	(194)	115
Settlements of derivative instruments	2	22	47	31
Realized capital gains and losses, pretax	(965)	104	(1,397)	127
Income tax benefit (expense)	338	(37)	489	(45)
Realized capital gains and losses, after-tax	$(627)	$67	$(908)	$82

(1)   Investment write-downs include other-than-temporary impairments except for those related to changes in intent to hold.

For further discussion of realized capital gains and losses, see the Investments section of MD&A.

Analysis of Costs and Expenses   Total costs and expenses decreased 22.1% and 15.2% in the second quarter and first six months of 2008, respectively, compared with the same periods of 2007, due mostly to lower amortization of DAC and interest credited to contractholder funds partially offset by higher operating costs and expenses.

Life and annuity contract benefits increased 2.3% or $9 million in the second quarter of 2008 compared to the second quarter of 2007 and decreased 2.7% or $22 million in the first six months of 2008 compared to the same period in 2007.  The increase in the second quarter of 2008 was due to higher contract benefits on life insurance products resulting primarily from increased insurance in-force and slightly unfavorable mortality experience, partially offset by lower contract benefits on annuities due primarily to the impact of lower sales of immediate annuities with life contingencies on reserve changes partly offset by unfavorable mortality experience.  The decrease in the first six months of 2008 was due to lower contract benefits on annuities resulting primarily from the impact of lower sales of immediate annuities with life contingencies on reserve changes, partially offset by higher contract benefits on life insurance products due primarily to increased insurance in-force and slightly unfavorable mortality experience, partially offset by the recognition in the prior year of litigation related costs in the form of additional policy benefits.

        We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $138 million and $139 million in the second quarter of 2008 and 2007, respectively, and totaled $276 million in both the first six months of 2008 and 2007.  The benefit spread by product group is disclosed in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007
Life insurance	$134	$128	$263	$246
Annuities	(7)	(6)	(25)	(14)
Total benefit spread	$127	$122	$238	$232

Interest credited to contractholder funds decreased 16.3% or $110 million in the second quarter of 2008 compared to the second quarter of 2007 and 10.2% or $135 million in the first six months of 2008 compared to the same period of 2007.  These decreases were due primarily to a decline in average contractholder funds, lower amortization of deferred sales inducements and lower weighted average interest crediting rates on institutional products due to declines in market interest rates on floating rate obligations.  Amortization of deferred sales inducements reflected a credit to income of $24 million and $15 million in the second quarter and first six months of 2008, respectively, compared to a charge to income of $18 million and $29 million in the second quarter and first six months of 2007, respectively. The changes of $42 million and $44 million in the second quarter and first six months of 2008, respectively, compared to the same periods in the prior year, were predominantly the result of realized capital losses recorded in the current year periods on assets that support fixed annuities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007
Annuities	$132	$129	$247	$258
Life insurance	15	14	34	33
Institutional products	16	20	43	45
Bank	4	4	9	8
Net investment income on investments supporting capital	75	97	162	184
Total investment spread	$242	$264	$495	$528

        To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates on investment type products and investment spreads for the three months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2008	2007	2008	2007	2008	2007
Interest-sensitive life insurance	6.0%	6.1%	4.6%	4.7%	1.4%	1.4%
Deferred fixed annuities	5.5	5.8	3.7	3.7	1.8	2.1
Immediate fixed annuities with and without life contingencies	6.9	7.1	6.5	6.6	0.4	0.5
Institutional products	3.9	6.0	3.2	5.1	0.7	0.9
Investments supporting capital, traditional life and other products	5.3	6.1	N/A	N/A	N/A	N/A

The following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates on investment type products and investment spreads for the six months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2008	2007	2008	2007	2008	2007
Interest-sensitive life insurance	6.1%	6.1%	4.6%	4.6%	1.5%	1.5%
Deferred fixed annuities	5.5	5.7	3.7	3.7	1.8	2.0
Immediate fixed annuities with and without life contingencies	6.9	7.1	6.5	6.6	0.4	0.5
Institutional products	4.5	6.0	3.7	5.1	0.8	0.9
Investments supporting capital, traditional life and other products	5.7	5.8	N/A	N/A	N/A	N/A

The following table summarizes our product liabilities as of June 30 and indicates the account value of those contracts and policies in which an investment spread is generated.

	As of June 30,
($ in millions)	2008	2007
Immediate fixed annuities with life contingencies	$8,333	$8,247
Other life contingent contracts and other	4,632	4,428
Reserve for life-contingent contract benefits	$12,965	$12,675

Interest-sensitive life insurance	$9,764	$9,334
Deferred fixed annuities	34,082	35,038
Immediate fixed annuities without life contingencies	3,867	3,822
Institutional products	13,266	13,301
Allstate Bank	850	737
Fair value adjustments related to fair value hedges and other	590	384
Contractholder funds	$62,419	$62,616

Amortization of DAC reflected a credit to income of $41 million in the second quarter of 2008 compared to a charge to income of $184 million in the second quarter of 2007.  For the first six months of 2008 and 2007, amortization of DAC reflected a charge to income of $23 million and $313 million, respectively.  The changes of $225 million and $290 million in the second quarter and first six months of 2008, respectively, compared to the same periods in the prior year, were predominantly the result of reduced actual gross profits for fixed annuities and interest-sensitive life insurance products due to realized capital losses recorded in the current year periods.  For the six-month period, the change was also impacted by an increase in amortization deceleration (credit to income) of $11 million due to our annual comprehensive review of DAC assumptions (commonly referred to as “DAC unlocking”).

Accretion in the current year periods and amortization in the prior year periods of DAC related to realized capital gains and losses increased income by $171 million and $224 million, pretax, in the second quarter and first six months of 2008, respectively, compared to a decrease to income of $20 million, pretax, in both the second quarter and first six months of 2007.  The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

In accordance with our annual comprehensive review of DAC assumptions, in the first six months of 2008, the Company recognized net amortization deceleration totaling $25 million, including $17 million for fixed annuities and $8 million for interest-sensitive life insurance products.  In the first six months of 2007, net amortization deceleration totaled $14 million and included net amortization deceleration of $18 million for interest-sensitive life insurance products and net amortization acceleration of $4 million for fixed annuities.  The first six months of 2008 net amortization deceleration of $17 million on fixed annuities was due primarily to higher than expected investment spreads partially offset by increased expenses.  The first six months of 2008 net amortization deceleration of $8 million on interest-sensitive life insurance products was due to higher than expected benefit spreads partially offset by increased expenses.

Operating costs and expenses increased 31.6% and 21.5% in the second quarter and first six months of 2008, respectively, compared to the same periods of 2007.   The following table summarizes operating costs and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007

Non-deferrable acquisition costs	$36	$39	$75	$81
Other operating costs and expenses	89	56	168	119
Total operating costs and expenses	$125	$95	$243	$200

Non-deferrable acquisition costs decreased 7.7% or $3 million in the second quarter and decreased 7.4% or $6 million in the first six months of 2008, compared to the same periods of 2007, primarily due to lower non-deferrable commissions.  Other operating costs and expenses increased 58.9% or $33 million in the second quarter and 41.2% or $49 million in the first six months of 2008, compared to the same periods of 2007, due primarily to increased spending on consumer research, product development, marketing and technology related to the effort to reinvent retirement for consumers.

Loss on disposition of operations for the first six months of 2008 totaled $9 million and was comprised primarily of losses associated with the anticipated disposition of our direct response long-term care business that is currently held for sale.  In the second quarter and first six months of 2007, a gain on disposition of operations of $2 million was recognized that primarily included amortization of a deferred reinsurance gain associated with a prior period disposition.

Income tax benefit of $214 million and $280 million was recognized for the second quarter and first six months of 2008, respectively, compared to income tax expense of $99 million and $180 million in the second quarter and first six months of 2007, respectively.  The change reflects the shift from net pretax income in the prior year to a net pretax loss in the current year.

INVESTMENTS

We developed additional risk mitigation and return optimization programs in the second quarter of 2008 in response to an altered outlook for continued weakness in the U.S. financial markets and economy including continued volatility in the financial markets, continued reduced liquidity in certain asset classes and further unfavorable economic trends.  In addition, the potential for systemic investment supply and demand imbalances has remained above normal due to the deteriorating credit strength of financial institutions.  The risk mitigation and return optimization programs are designed to protect certain portions of our investment portfolio from significant decreases in value resulting from extreme adverse movements in risk-free interest rates, credit spreads, and equity market valuations. They consist of overall portfolio protection (macro-hedging) and potential future reductions in certain real estate and financial-related market sectors.  These actions will position us to take advantage of market opportunities and also will help protect our investment portfolio from the continued turmoil in the financial markets. These programs augment earlier actions to reduce investments in real estate and other market sectors as well as to mitigate exposures to risk-free interest rate spikes.  We will monitor the progress of these programs as market and economic conditions continue to develop and will adapt our decisions as appropriate.

We have begun to implement the macro-hedging program using derivatives to partially mitigate the potential adverse impacts from potential future increases in risk-free interest rates, increases in credit spreads, and negative equity market valuations for our Property-Liability portfolio with plans to introduce a program later this year for Allstate Financial.  The interest rate component is being integrated with the current program, to protect a certain portion of fixed income securities, if interest rates increase above a targeted maximum level, for example in excess of 150 basis points.   The equity hedge will be designed to protect the equity portfolio from significant equity market valuation declines below a targeted level using a collar whereby we give up returns above a certain level.  For example, if equity market valuation declines fall below 25% the equity hedge protects valuations, and with a collar we give up returns in excess of 20%.  Another component of the macro-hedging program is less comprehensive since these derivatives are less effective and efficient and partially mitigates municipal bond interest rate risk and some general market credit spread risk.  The cost of the macro-hedging program for one year is currently estimated to be approximately $85 million.  The provisions of the macro-hedging program and its estimated cost will be dependent upon market conditions at the time of entering into the applicable contracts.

The risk mitigation and return optimization programs were designed to reduce our exposure to residential and commercial real estate and financial related markets by approximately $4 billion of amortized cost, prior to change in intent write-downs.  A comprehensive review identified specific investments that could be significantly impacted by continued deterioration in the economy including certain real estate and financial-related market sectors that may be sold. This includes a portion of our residential and commercial real estate securities including securities collateralized by residential and commercial mortgage loans, mortgage loans and securities issued by financial institutions.  As a result, we have change in intent write-downs on securities with a fair value of approximately $3.31 billion at June 30, 2008. Accordingly, approximately $857 million of realized capital losses were recognized in the second quarter of 2008 net income related to our change in intent write-downs, with minimal net impact on shareholders’ equity as these investments were carried at fair value with unrealized losses reflected within accumulated other comprehensive income at March 31, 2008.

At June 30, 2008, our exposure to residential and commercial real estate is approximately $28.14 billion, comprised primarily of mortgage-backed securities (“MBS”), commercial mortgage-backed securities (“CMBS”), asset-backed residential mortgage-backed securities (“ABS RMBS”), asset-backed collateralized debt obligations (“ABS CDO”) and mortgage loans.  Our exposure to financial-related market sectors totaled approximately $12 billion at June 30, 2008, and includes fixed income and equity holdings in banks, brokerages, finance companies and insurance.

Any funds raised from the eventual disposition of these securities will be invested in accordance with our asset-liability management strategies and the initial stage of our enhanced enterprise-wide asset allocation (“EAA”) strategy. These strategies identify risks and return needs across the Corporation and consider cross-correlation impacts in determining an efficient mix of assets for the enterprise as a whole.  The work associated with these strategies is ongoing, and implementation will occur as market opportunities arise.  Under conditions we find favorable, an increase in municipal bond and foreign equity exposures comprise the initial stage of our EAA strategy. To the extent markets remain unstable, we will invest in high quality, lower risk investments over the short-term.  Net investment income from potential reinvested funds may be lower as proceeds invested at current yields could be lower than the yields on the investments written-down.

        An important component of our financial results is the return on our investment portfolios.  Investment portfolios are segmented between the Property-Liability, Allstate Financial and Corporate and Other operations.  The investment portfolios are managed based upon the nature of each respective business and its corresponding liability structure.  The composition of the investment portfolios at June 30, 2008 is presented in the table below.

	Property-Liability		Allstate Financial(4)		Corporate and Other(4)		Total
($ in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$28,110	76.2%	$53,164	73.3%	$1,950	46.2%	$83,224	73.3%
Equity securities (2)	4,513	12.2	151	0.2	—	—	4,664	4.1
Mortgage loans	764	2.1	9,865	13.6	—	—	10,629	9.4
Limited partnership interests (3)	1,656	4.5	1,154	1.6	80	1.9	2,890	2.5
Short-term	1,773	4.8	5,675	7.8	2,191	51.9	9,639	8.5
Other	61	0.2	2,495	3.5	1	—	2,557	2.2
Total	$36,877	100.0%	$72,504	100.0%	$4,222	100.0%	$113,603	100.0%

(1)

Fixed income securities are carried at fair value. Amortized cost basis for these securities was $28.28 billion, $54.21 billion and $1.95 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2)	Equity securities are carried at fair value. Cost basis for these securities was $4.05 billion and $152 million for Property-Liability and Allstate Financial, respectively.

(3)	We have commitments to invest in additional limited partnerships totaling $2.01 billion at June 30, 2008.

(4)	Balances reflect the elimination of related party investments between Allstate Financial and Corporate and Other.

Total investments decreased to $113.60 billion at June 30, 2008, from $118.98 billion at December 31, 2007, due to unrealized net capital losses, net realized capital losses, and lower funds associated with collateral received in conjunction with securities lending, partially offset by a slight increase in contractholder funds.

The Property-Liability investment portfolio decreased to $36.88 billion at June 30, 2008, from $40.91 billion at December 31, 2007, due to lower unrealized net capital gains, dividends paid by AIC to The Allstate Corporation, lower funds associated with collateral received in conjunction with securities lending and net realized capital losses.

The Allstate Financial investment portfolio decreased to $72.50 billion at June 30, 2008, from $74.25 billion at December 31, 2007, due to unrealized net capital losses and net realized capital losses, partially offset by increased funds associated with collateral received in conjunction with securities lending.

The Corporate and Other investment portfolio increased to $4.22 billion at June 30, 2008, from $3.82 billion at December 31, 2007, primarily due to dividends received from AIC, partially offset by cash flows used in financing activities.

Total investments at amortized cost related to collateral received in connection with securities lending business activities and collateral posted by counterparties related to derivative transactions decreased to $2.98 billion at June

30, 2008, from $3.46 billion at December 31, 2007.  These investments are carried at fair value and classified in fixed income securities totaling $1.92 billion and $2.85 billion, respectively, and short-term investments totaling $971 million and $549 million, as of June 30, 2008 and December 31, 2007, respectively.

        Fixed income securities by type are listed in the table below.

($ in millions)	June 30, 2008	% to Total Investments	December 31, 2007	% to Total Investments
U.S. government and agencies	$4,131	3.6%	$4,421	3.7%
Municipal	24,418	21.5	25,307	21.3
Corporate	33,691	29.7	38,467	32.3
Foreign government	2,676	2.3	2,936	2.5
MBS	6,089	5.4	6,959	5.8
CMBS	6,036	5.3	7,617	6.4
Asset-backed securities (“ABS”)	6,126	5.4	8,679	7.3
Redeemable preferred stock	57	0.1	65	0.1
Total fixed income securities	$83,224	73.3%	$94,451	79.4%

At June 30, 2008, 95.0% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from S&P’s, Fitch or Dominion or a rating of aaa, aa, a, or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

During the second quarter of 2008, certain financial markets continued to experience price declines due to market and liquidity disruptions.  We experienced this illiquidity and disruption particularly in our prime residential mortgage-backed securities (“Prime”), Alt-A residential mortgage-backed securities (“Alt-A”), commercial real estate collateralized debt obligations (“CRE CDO”), ABS RMBS and ABS CDO portfolios.  These portfolios totaled $5.29 billion, or less than 5.0% of our total investments at June 30, 2008.  Certain other asset-backed and real estate-backed securities markets experienced illiquidity, but to a lesser degree.

We determine the fair values of securities comprising these illiquid portfolios by obtaining information from an independent third-party valuation service provider and brokers. We confirmed the reasonableness of the fair value of these portfolios as of June 30, 2008 by analyzing available market information including, but not limited to, collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, securities’ relative position within their respective capital structures, and credit ratings from statistical rating agencies.

Investment write-downs during the second quarter of 2008 were recorded on our Alt-A, CRE CDO, ABS RMBS and ABS CDO totaling $2 million, $39 million, $137 million and $3 million, respectively.  Investment write-downs during the first six months of 2008 were recorded on our Prime, Alt-A, CRE CDO, ABS RMBS and ABS CDO totaling $9 million, $91 million, $39 million, $172 million and $63 million, respectively.  Change in intent write-downs, included losses on our Prime totaling $15 million, Alt-A totaling $96 million, CRE CDO totaling $248 million and ABS RMBS totaling $185 million for the three months ended June 30, 2008.  We continue to believe that the unrealized losses on these securities are not necessarily predictive of the ultimate performance of the underlying collateral.  In the absence of further deterioration in the collateral relative to our positions in the securities’ respective capital structures, which could be other-than-temporary, the unrealized losses should reverse over the remaining lives of the securities.

The cash flows of the underlying mortgages or collateral for MBS, CRE CDO and ABS are generally applied in a pre-determined order and are designed so that each security issued qualifies for a specific original rating.  The security issue is typically referred to as the “class”.  For example, the “senior” portion or “top” of the capital structure which would originally qualify for a rating of Aaa is referred to as the “Aaa class” and typically has priority in receiving the principal repayments on the underlying mortgages.  In addition, the portion of the capital structure originally rated Aaa may further be divided into multiple sub-classes, “super senior”, “senior” ,”senior support” for Prime and Alt-A issues, and “first”, “second”, “third” for ABS RMBS issues where the principal repayments are typically paid sequentially (i.e., all of the underlying mortgage principal repayments are received by the first originally rated Aaa class in the structure until it is paid in full, then all of the underlying mortgage principal repayments are received by the second originally rated Aaa class in the structure until it is paid in full).  Although securities within the various Aaa classes are paid sequentially, they typically share any losses on a pro-rata basis after losses are absorbed by classes with lower original ratings or what may be referred to as more “junior” or “subordinate” securities in the capital structure.  The underlying mortgages have fixed interest rates, variable interest rates (such as adjustable rate mortgages (“ARM”)) or are hybrid, meaning that they contain features of both fixed and variable rate mortgages.

MBS totaled $6.09 billion and 99.9% were rated investment grade at June 30, 2008.  The MBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages.  The credit risk associated with our MBS is mitigated due to the fact that 68.3% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by U.S. government agencies or U.S. government sponsored entities (“U.S. Agency”).

The following table shows MBS by type and Moody’s equivalent rating.

($ in millions)	Fair value at June 30, 2008	% to Total Investments	Aaa	Aa	A	Ba or lower
MBS
U.S. Agency	$4,160	3.7%	100.0%	—	—	—
Prime	976	0.9	84.8	15.2%	—	—
Alt-A	948	0.8	95.3	3.7	0.4%	0.6%
Other	5	—	—	100.0	—	—
Total MBS	$6,089	5.4%

Prime are collateralized by residential mortgage loans issued to prime borrowers.  As of June 30, 2008, fair value represents 94.1% of amortized cost of these securities.   During both the second quarter and first six months of 2008, we sold $154 million of Prime, recognizing a loss of $3 million. In addition, we acquired $21 million of Prime during the first six months of 2008.  We also collected $33 million and $60 million of principal repayments consistent with the expected cash flows during the second quarter and first six months of 2008, respectively. Investment write-downs during the first six months of 2008 were recorded on our Prime totaling $9 million.  In addition, $15 million of change in intent write-downs were recorded during the second quarter of 2008 on Prime.

Our Prime positions comprised 73.0% fixed rate mortgages, and 84.8% of the portfolio is in the Aaa class of the capital structure. The following table shows our Prime portfolio of June 30, 2008 by vintage year, based upon our participation in the capital structure.

	Vintage Year
($ in millions) Capital structure classification	2007	2006	2005	Pre-2005	Fair value	Amortized Cost	Unrealized Gain/Loss

Aaa – Fixed rate
Super Senior	$—	$58	$—	$48	$106	$109	$(3)
Senior	37	60	121	240	458	487	(29)
	37	118	121	288	564	596	(32)

Aaa – Hybrid
Super Senior	17	5	76	12	110	122	(12)
Senior	20	—	17	105	142	149	(7)
Senior Support	—	—	12	—	12	16	(4)
	37	5	105	117	264	287	(23)

Aa – Fixed rate
Super Senior	—	—	—	7	7	8	(1)
Senior	141	—	—	—	141	146	(5)
	141	—	—	7	148	154	(6)
Total	$215	$123	$226	$412	$976	$1,037	$(61)

Included in our mortgage-backed fixed income securities are Alt-A at fixed or variable rates.  The following table presents information about the collateral in our Alt-A holdings.

($ in millions)	Fair value at June 30, 2008	% to Total Investments
Alt-A
Fixed rate	$594	0.5%
Variable rate	354	0.3
Total Alt-A	$948	0.8%

Alt-A can be issued by trusts backed by pools of residential mortgages with either fixed or variable interest rates.  The mortgage pools can include residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation.  As of June 30, 2008, fair value represents 87.6% of the amortized cost of these securities.  Alt-A securities with a fair value less than 70% of amortized cost totaled $69 million, with unrealized losses of $69 million.  During both the second quarter and first six months of 2008, we sold $43 million of Alt-A, recognizing a loss of $15 million.  We also collected $42 million and $83 million of principal repayments consistent with the expected cash flows during the second quarter and first six months of 2008, respectively.  Investment write-downs during the second quarter and first six months of 2008 were recorded on our Alt-A totaling $2 million and $91 million, respectively.  In addition, $96 million of change in intent write-downs were recorded during the second quarter of 2008 on Alt-A.

The following table shows our Alt-A portfolio at June 30, 2008 by vintage year, based upon our participation in the capital structure.

	Vintage Year
($ in millions)				Pre-	Fair	Amortized	Unrealized
Capital structure classification	2007	2006	2005	2005	Value	Cost	Gain/Loss

Aaa – Fixed rate
Super Senior	$—	$48	$46	$—	$94	$104	$(10)
Senior	34	136	103	159	432	469	(37)
Senior Support	49	7	—	—	56	55	1
	83	191	149	159	582	628	(46)

Aaa – Hybrid
Super Senior	—	28	3	—	31	39	(8)
Senior	—	—	12	12	24	28	(4)
Senior Support	9	4	19	9	41	54	(13)
	9	32	34	21	96	121	(25)

Aaa - Option Adjustable Rate Mortgage
Super Senior	21	—	33	—	54	54	—
Senior	—	—	10	—	10	10	—
Senior Support	47	29	3	9	88	142	(54)
Super Senior – Mid	32	27	6	8	73	79	(6)
	100	56	52	17	225	285	(60)

Aa - Option Adjustable Rate Mortgage
Senior Support	—	8	5	—	13	13	—
Subordinate	—	—	4	18	22	20	2
	—	8	9	18	35	33	2

A and lower
Other	—	9	1	—	10	15	(5)
	—	9	1	—	10	15	(5)
Total	$192	$296	$245	$215	$948	$1,082	$(134)

CMBS totaled $6.04 billion and 99.9% were rated investment grade at June 30, 2008.  The CMBS portfolio is subject to credit risk, but unlike other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates.  Approximately 83.6% of the CMBS investments are pools of commercial mortgages, broadly diversified across property types and geographical area.  The following table shows CMBS by type and Moody’s equivalent rating.

($ in millions)	Fair value at June 30, 2008	% to Total Investments	Aaa	Aa	A	Baa	Ba or lower
CMBS
CMBS	$5,660	5.0%	81.2%	13.2%	4.0%	1.4%	0.2%
CRE CDO	376	0.3	38.3	28.4	24.5	8.8	—
Total CMBS	$6,036	5.3%

CRE CDO are investments secured primarily by commercial mortgage-backed securities and other commercial mortgage debt obligations.  These securities are generally less liquid and have a higher risk profile than other commercial mortgage-backed securities.  As of June 30, 2008, fair value represents 101.1% of the amortized cost of these securities.  During the second quarter and first six months of 2008, we sold $27 million and $36 million of CRE CDO, respectively, recognizing a loss of $22 million and $24 million, respectively.  We also collected $2 million and $3 million of principal repayments consistent with the expected cash flows during the second quarter and first six months of 2008, respectively.  Investment write-downs during both the second quarter and first six months of 2008 were recorded on our CRE CDO totaling $39 million.  In addition, $248 million of change in intent write-downs were recorded during the second quarter of 2008 on CRE CDO.  The following table shows our CRE CDO portfolio at June 30, 2008 by vintage year, based upon our participation in the capital structure.

	Vintage Year
($ in millions)					Fair	Amortized	Unrealized
Capital structure/ Current rating	2007	2006	2005	Pre-2005	Value	Cost (1)	Gain/Loss

Aaa	$18	$34	$42	$50	$144	$143	$1
Aa	3	69	10	25	107	104	3
A	18	27	14	33	92	92	—
Baa	6	19	8	—	33	33	—
Total	$45	$149	$74	$108	$376	$372	$4

ABS totaled $6.13 billion and 97.2% were rated investment grade at June 30, 2008.

ABS by type are listed in the table below.

($ in millions)	Fair value at June 30, 2008	% to Total Investments	Fair value as a % of Amortized cost	Aaa	Aa	A	Baa	Ba or lower
ABS
ABS RMBS non-insured	$2,424	2.1%	86.2%	60.8%	27.4%	7.6%	2.7%	1.5%
ABS RMBS insured	550	0.5	65.3	13.6	28.6	22.2	22.7	12.9
Total ABS RMBS	2,974	2.6	81.4	52.1	27.6	10.3	6.4	3.6
ABS CDO	14	—	116.7	—	—	—	—	100.0
Total asset-backed securities collateralized by sub-prime residential mortgage loans	2,988	2.6	81.5

Other collateralized debt obligations	1,652	1.5	74.2	35.2	26.4	27.4	8.3	2.7
Other asset-backed securities	1,486	1.3	93.8	47.3	16.6	23.5	9.0	3.6
Total ABS	$6,126	5.4%	81.9

ABS RMBS portfolio includes securities that are collateralized by mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.

The following table presents additional information about our ABS RMBS portfolio including a summary by first and second lien collateral.

($ in millions)	Fair value at June 30, 2008	% to Total Investments
ABS RMBS
First lien:
Fixed rate(1)	$886	0.8%
Variable rate(1)	1,581	1.4
Total first lien(2)	2,467	2.2
Second lien :
Insured	382	0.3
Other	125	0.1
Total second lien(3)	507	0.4
Total ABS RMBS	$2,974	2.6%

(1)	Fixed rate and variable rate refer to the primary interest rate characteristics of the underlying mortgages at the time of issuance.

(2)	The credit ratings of the first lien ABS RMBS were 58.9% Aaa, 29.5% Aa, 7.7% A, 2.1% Baa and 1.8% Ba or lower at June 30, 2008.

(3)	The credit ratings of the second lien ABS RMBS were 18.9% Aaa, 18.6% Aa, 23.1% A, 27.0% Baa and 12.4% Ba or lower at June 30, 2008.

As of June 30, 2008, the ABS RMBS portfolio had net unrealized losses of $680 million.  Fair value represents 81.4% of the amortized cost of these securities.  ABS RMBS securities with a fair value less than 70% of amortized cost totaled $451 million, with unrealized losses of $460 million.  During the second quarter and first six months of 2008, we sold $40 million and $59 million of ABS RMBS, respectively, recognizing a loss of $3 million and $20 million, respectively.  We also collected $185 million and $335 million of principal repayments consistent with the expected cash flows during the second quarter and first six months of 2008, respectively.  Investment write-downs during the second quarter and first six months of 2008 were recorded on our ABS RMBS totaling $137 million and $172 million, respectively.  In addition, $185 million of change in intent write-downs were recorded during the second quarter of 2008 on ABS RMBS.

When buying ABS RMBS securities from 2006 and 2007 vintages, we concentrated our holdings in securities that were senior or at the top of the structure and that were generally within the first three Aaa sub-classes of the capital structure, as it was expected that, in the unlikely event of losses in the underlying collateral, these sub-classes within the Aaa class would likely either be paid in full or receive substantial principal repayments before underlying mortgage losses would breach that level.  However, when the underlying mortgage product was fixed-rate in nature, which we assessed to have stronger underwriting origination standards than variable rate collateral, we invested somewhat lower in the capital structure, such as securities below the first three Aaa sub-classes.  The vast majority of our investment in either of these vintages was concentrated within originally rated Aaa or Aa securities.

The following table includes first lien non-insured ABS RMBS by vintage, the interest rate characteristics of the underlying mortgage product and our participation in the capital structure.  The information in this table, together with the second lien non-insured, comprise the $2.42 billion of non-insured ABS RMBS.

	2007				2006				2005
($ in millions) Capital structure classification	Variable Rate	Fixed Rate	Total Fair Value	Total Amortized Cost	Variable Rate	Fixed Rate	Total Fair Value	Total Amortized Cost	Variable Rate	Fixed Rate	Total Fair Value	Total Amortized Cost

First or Second Aaa class	$131	$42	$173	$181	$422	$19	$441	$464	$31	$7	$38	$39
Third Aaa class	17	—	17	17	186	65	251	280	18	43	61	62
Fourth Aaa class	—	—	—	—	—	—	—	—	—	—	—	—
Last cash flow Aaa class	15	—	15	15	22	7	29	43	28	17	45	45
Other Aaa (1)	25	138	163	164	4	88	92	97	56	95	151	155
Total Aaa	188	180	368	377	634	179	813	884	133	162	295	301
Aa	5	90	95	215	5	18	23	38	190	33	223	279
A	—	6	6	10	—	5	5	7	2	12	14	22
Baa	—	—	—	—	—	1	1	2	—	—	—	—
Total First Lien Non-Insured ABS RMBS	$193	$276	$469	$602	$639	$203	$842	$931	$325	$207	$532	$602

	Pre- 2005				Total
($ in millions) Capital structure classification	Variable Rate	Fixed Rate	Total Fair Value	Total Amortized Cost	Variable Rate	Fixed Rate	Total Fair Value	Total Amortized Cost	Unrealized Gain/Loss

First or Second Aaa class	$—	$—	$—	$—	$584	$68	$652	$684	$(32)
Third Aaa class	4	—	4	4	225	108	333	363	(30)
Fourth Aaa class	—	—	—	—	—	—	—	—	—
Last cash flow Aaa class	15	12	27	27	80	36	116	130	(14)
Other Aaa (1)	—	26	26	29	85	347	432	445	(13)
Total Aaa	19	38	57	60	974	559	1,533	1,622	(89)
Aa	259	47	306	339	459	188	647	871	(224)
A	83	10	93	122	85	33	118	161	(43)
Baa	—	—	—	—	—	1	1	2	(1)
Total First Lien Non-Insured ABS RMBS	$361	$95	$456	$521	$1,518	$781	$2,299	$2,656	$(357)

(1)

Includes primarily pass-through securities and “NAS” bonds. NAS bonds are typically locked out from receiving principal prepayments for a specified period of time after which they receive prepayment allocations according to a specified formula.

We also own approximately $125 million of second lien ABS RMBS non-insured securities, representing 80.1% of amortized cost.  Approximately $62 million, or 49.6%, of this portfolio are 2006 and 2007 vintage years.

At June 30, 2008, $550 million or 18.5% of the total ABS RMBS securities are insured by 6 bond insurers and 87.1% were rated investment grade.  $2.44 billion or 81.9% of the portfolio consisted of securities that were issued during 2005, 2006 and 2007.  At June 30, 2008, 59.8% of securities issued during 2005, 2006 and 2007 were rated Aaa, 21.0% rated Aa, 7.6% rated A, 7.7% rated Baa and 3.9% rated Ba or lower.

The following table shows our insured ABS RMBS portfolio at June 30, 2008 by bond insurer and vintage year for the first lien and second lien collateral.

	Vintage Year
					Fair	Amortized	Unrealized
($ in millions)	2007	2006	2005	Pre- 2005	Value	Cost	Gain/Loss
First Lien:
Financial Guarantee Insurance Company (“FGIC”)	$21	$10	$14	$12	$57	$80	$(23)
Ambac Financial Group, Inc. (“AMBAC”)	—	6	54	4	64	84	(20)
MBIA, Inc. (“MBIA”)	—	—	7	—	7	7	—
Financial Security Assurance Inc. (“FSA”)	28	—	6	—	34	34	—
CIFG Holding (“CIFG”)	—	6	—	—	6	6	—
Total First Lien	49	22	81	16	168	211	(43)

Second Lien:
FGIC	9	88	51	—	148	249	(101)
AMBAC	11	46	3	24	84	112	(28)
MBIA	99	12	—	2	113	193	(80)
FSA	19	9	—	—	28	63	(35)
XL Capital Assurance Inc. (“XLCA”)	9	—	—	—	9	14	(5)
Total Second Lien	147	155	54	26	382	631	(249)
Total Insured ABS RMBS	$196	$177	$135	$42	$550	$842	$(292)

ABS CDO are securities collateralized by a variety of residential mortgage-backed securities and other securities, which may include sub-prime RMBS.  Fair value represents 116.7% of the amortized cost of these securities.  During both the second quarter and first six months of 2008, we sold $1 million of ABS CDO.  Investment write-downs during the second quarter and first six months of 2008 were recorded on our ABS CDO totaling $3 million and $63 million, respectively.  As of June 30, 2008, the ABS CDO portfolio had unrealized gains of $2 million.

Other collateralized debt obligations totaled $1.65 billion and 97.3% are rated investment grade at June 30, 2008.  Other collateralized debt obligations consist primarily of obligations secured by high yield and investment grade corporate credits including $1.01 billion of collateralized loan obligations; $193 million of synthetic CDOs; $158 million of primarily bank trust preferred CDOs; $108 million of market value CDOs; $44 million of CDOs that invest in other CDOs (“CDO squared”); and $30 million of collateralized bond obligations.  As of June 30, 2008, net unrealized losses on the other CDOs were $574 million.  Other CDOs with a fair value less than 70% of amortized cost totaled $390 million, or 23.6% of the total other CDOs at June 30, 2008, with unrealized losses of $335 million.

Other asset-backed securities consist primarily of investments secured by portfolios of credit card loans, auto loans, student loans and other consumer and corporate obligations.  As of June 30, 2008, the net unrealized losses on these securities were $99 million. Additionally, 22.1% of the other asset-backed securities that are rated Aaa, Aa, A and Baa were insured by five bond insurers.  During the second quarter and first six months of 2008, we sold $4 million and $25 million of these securities, respectively, recognizing a gain of $1 million and $2 million, respectively.  In addition, we acquired $11 million of securities during the first six months of 2008.  We also collected $5 million and $10 million of principal repayments consistent with the expected cash flows during the second quarter and first six months of 2008, respectively.

As of June 30, 2008, we hold $13.55 billion of fixed income securities that are insured by bond insurers, including approximately $12.64 billion or 51.7% of our municipal bond portfolio, $550 million of our ABS RMBS and $329 million of our other asset-backed securities.  Additionally, we hold $4 million of corporate bonds and credit default swaps that were directly issued by these bond insurers. 51.7% of our municipal bond portfolio is insured by eight bond insurers and 55.4% have a Moody’s equivalent rating of Aaa or Aa.  Our practices for acquiring and monitoring municipal bonds primarily are based on the quality of the underlying security.  As of June 30, 2008, we believe the valuations already reflected a decline in the value of the insurance, and further such declines if any, are not expected to be material.  While the valuation of these holdings may be temporarily impacted by negative and rapidly changing market developments, we continue to have the intent and ability to hold the bonds and expect to receive all of the contractual cash flows.  As of June 30, 2008, 32.8% of our insured municipal bond portfolio was insured by MBIA, 25.2% by AMBAC, 18.7% by FSA and 18.1% by FGIC.

Included in our municipal bond portfolio at June 30, 2008 are $2.01 billion of auction rate securities (“ARS”) that have long-term stated maturities, with the interest rate reset based on auctions that generally occur every 7, 28 or 35 days depending on the specific security.  This is compared to a balance of ARS at December 31, 2007 of $2.56 billion, with the decline representing primarily redemptions during the second quarter of 2008.  Our holdings primarily have a Moody’s equivalent rating of Aaa.  We make our investment decisions based on the underlying credit of each security.  Approximately $1.92 billion of our holdings are pools of student loans for which at least 85% of the collateral was insured by the U.S. Department of Education at the time we purchased the security.  As of June 30, 2008, $1.3 billion of our ARS backed by student loans was 100% insured by the U.S. Department of Education, $383 million was 90% to 99% insured and $178 million was 80% to 89% insured.  During the second quarter of 2008, all of our ARS holdings experienced failed auctions and we received the failed auction rate or, for those which contain maximum reset rate formulas, we received the contractual maximum rate.  We anticipate that failed auctions may persist and most of our holdings will continue to pay the failed auction rate or, for those that contain maximum rate reset formulas, the maximum rate, as described below.  Auctions continue to be conducted as scheduled for each of the securities.

We estimate that approximately one third of our student loan backed ARS include maximum rate reset formulas whereby when the failed auction rate exceeds an annual contractual maximum rate over a preceding stipulated period, the coupon interest rate is temporarily reset to the maximum rate, which can vary between zero and the failed auction rate.  This maximum rate formula causes the reset interest rate on these securities to be lower than the failed auction rate in order to reduce the annual interest rate so that it does not exceed the annual contractual maximum rate.  Generally, the annual contractual maximum rate is higher than the historical rates paid on these securities.  During the second quarter of 2008, $291 million of our ARS reset using the maximum rate reset formula.

Fannie Mae and Freddie Mac direct fixed income and equity exposure investments totaled $733 million as of June 30, 2008.  The following table shows our direct exposure to Fannie Mae and Freddie Mac at June 30, 2008.

($ in millions)	Fannie Mae	Freddie Mac	Total
Fixed Income Securities:
Fair Value	$425	$180	$605
Net Unrealized Capital Gains (Losses)	15	(4)	11

Equity Securities:
Fair Value	$77	$51	$128
Net Unrealized Capital Gains (Losses)	(7)	(6)	(13)

Limited partnership interests consist of investments in private equity/debt funds, real estate funds and hedge funds.  The overall limited partnership interests portfolio is well diversified across a number of metrics including fund sponsors, vintage years, strategies, geography (including international), and company/property types.  At June 30, 2008, our limited partnership interests comprise:

Private equity/debt funds - Approximately 43% or $1.23 billion of the limited partnership interests comprised private equity/debt funds diversified across the following fund types: buyout, mezzanine, distressed security, and secondary offerings.  Private/equity debt funds were spread across 75 sponsors and 106 individual funds.  The largest exposure to any single private equity/debt fund was $39 million.

Real estate funds - Approximately 30% or $878 million of the limited partnership interests comprised real estate funds diversified across a variety of strategies including opportunistic, value-add platforms, distressed property, and property/market specific.  Real estate funds were spread across 34 sponsors and 79 individual funds.  The largest exposure to any single real estate fund was $44 million.

Hedge funds - Approximately 27% or $779 million of the limited partnership interests comprised hedge funds with the majority invested with fund of funds advisors.  Hedge funds were spread across 9 sponsors and 160 individual funds. The largest exposure to any single hedge fund was $26 million.

Our aggregate limited partnership exposure represented 2.5% and 2.1% of total invested assets as of June 30, 2008 and December 31, 2007, respectively.  Income from limited partnership interest was $30 million and $90 million for the second quarter and first six months of 2008, respectively, versus $86 million and $156 million for the same periods in 2007, respectively.  The decline was primarily related to reduced income from both real estate funds and hedge funds as capital market deleveraging has slowed the pace at which portfolio holdings are being sold.

Unrealized net capital losses totaled $789 million as of June 30, 2008, compared to unrealized net capital gains of $1.91 billion at December 31, 2007.  The decline was primarily due to investment grade fixed income securities as the yields supporting fair values increased, resulting from widening credit spreads and relatively flat risk-free interest rates. This increase in fixed income unrealized net capital losses more than offset the decline in unrealized net capital losses resulting from the realization of capital losses on write-downs, change in intent to hold to recovery and sales.  We continue to experience volatility in the balance of our unrealized net capital gains and losses as we did between the years 2004/2005 and 2006/2007.  The following table presents total unrealized gains and losses.

	June 30,	December 31,
($ in millions)	2008	2007
U.S. government and agencies	$854	$918
Municipal	32	720
Corporate	(530)	90
Foreign government	354	394
Mortgage-backed securities	(183)	(43)
Commercial mortgage-backed securities	(388)	(308)
Asset-backed securities	(1,351)	(816)
Redeemable preferred stock	(2)	1
Fixed income securities	(1,214)	956
Equity securities	467	990
Derivatives	(42)	(33)
Unrealized net gains and losses	$(789)	$1,913

The net unrealized loss for the fixed income portfolio totaled $1.21 billion, comprised of $2.38 billion of unrealized gains and $3.59 billion of unrealized losses at June 30, 2008.  This is compared to a net unrealized gain for the fixed income portfolio totaling $956 million at December 31, 2007, comprised of $3.15 billion of unrealized gains and $2.20 billion of unrealized losses.  Included in gross unrealized losses at June 30, 2008 were $1.15 billion of fixed income securities with a fair value below 70% of amortized cost, or 1.4% of our fixed income portfolio at June 30, 2008.  The percentage of fair value to amortized cost for the remaining fixed income gross unrealized losses at June 30, 2008 are shown in the following table.

($ in millions)	Unrealized (loss) gain	Fair value	% to Total Fixed Income Investments
> 80% of amortized cost	$(1,950)	$38,964	46.8%
70% to 80% of amortized cost	(648)	1,986	2.4
< 70% of amortized cost	(1,000)	1,150	1.4
Gross unrealized losses on fixed income securities	$(3,598)	$42,100	50.6
Gross unrealized gains on fixed income securities	2,384	41,124	49.4
Net unrealized gains and losses on fixed income securities	$(1,214)	$83,224	100.0%

79.1% of the fixed income securities with a fair value less than 70% of amortized cost were ABS RMBS, Alt-A and other CDOs with a fair value totaling $910 million.  We continue to believe that the unrealized losses on these securities are not necessarily predictive of the ultimate performance.  The unrealized losses should reverse over the remaining lives of the securities, in the absence of further deterioration in the collateral relative to our positions in the securities’ respective capital structures.

Of the gross unrealized losses in the fixed income portfolio at June 30, 2008, $3.32 billion or 92.2% were related to investment grade securities and are primarily interest rate related.  Of the remaining $282 million of unrealized losses in the fixed income portfolio, $180 million or 63.8% were in the corporate fixed income portfolio and primarily comprised securities in the consumer goods, financial services, communications, utilities and banking sectors.  The gross unrealized losses in these sectors were primarily related to changes in interest rates and credit spreads, and company specific conditions.

The net unrealized gain for the equity portfolio totaled $467 million, comprised of $599 million of unrealized gains and $132 million of unrealized losses at June 30, 2008.  This is compared to a net unrealized gain for the equity portfolio totaling $990 million at December 31, 2007, comprised of $1.10 billion of unrealized gains and $106 million of unrealized losses.  Within the equity portfolio, the losses were primarily concentrated in the financial services, consumer goods, and banking sectors.  The unrealized losses in these sectors were company and sector specific.

We have a comprehensive portfolio monitoring process to identify and evaluate, on a case-by-case basis, fixed income and equity securities whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify situations where the fair value, compared to amortized cost for fixed income securities, and cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings, ratings downgrades or payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position at June 30, 2008 were included in our portfolio monitoring process for determining whether declines in value were other-than-temporary.  We also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery as a result of approved programs involving the disposition of investments for reasons such as changes in economic and market outlooks, duration, revisions to strategic asset allocations, unanticipated liquidity actions, investment risk mitigation actions and unanticipated federal income tax situations involving capital gain (loss) carryforwards and carrybacks with specific expiration dates, as well as changes in intent to hold certain investments by portfolio managers.

The following table summarizes fixed income and equity securities in a gross unrealized loss position according to significance, aging and investment grade classification.

	June 30, 2008				December 31, 2007
	Fixed Income				Fixed Income
($ in millions except number of issues)	Investment Grade	Below Investment Grade	Equity	Total	Investment Grade	Below Investment Grade	Equity	Total

Category (I): Unrealized loss less than 20% of cost (1)

Number of Issues	5,379	420	194	5,993	4,058	379	322	4,759
Fair Value	$36,302	$2,461	$1,195	$39,958	$31,489	$2,446	$884	$34,819
Unrealized	$(1,776)	$(165)	$(99)	$(2,040)	$(1,391)	$(146)	$(66)	$(1,603)

Category (II): Unrealized loss greater than or equal to 20% of cost for a period of less than 6 consecutive months (1)

Number of Issues	312	43	25	380	176	21	192	389
Fair Value	$2,713	$238	$69	$3,020	$1,096	$134	$102	$1,332
Unrealized	$(1,274)	$(107)	$(22)	$(1,403)	$(578)	$(80)	$(38)	$(696)

Category (III): Unrealized loss greater than or equal to 20% of cost for a period of 6 or more consecutive months, but less than 12 consecutive months (1)

Number of Issues	54	4	3	61	—	—	5	5
Fair Value	$204	$16	$15	$235	$—	$—	$1	$1
Unrealized	$(266)	$(10)	$(11)	$(287)	$—	$—	$(2)	$(2)

Category (IV): Unrealized loss greater than or equal to 20% of cost for 12 or more consecutive months (1)

Number of Issues	—	—	—	—	—	—	—	—
Fair Value	$—	$—	$—	$—	$—	$—	$—	$—
Unrealized	$—	$—	$—	$—	$—	$—	$—	$—

Total Number of Issues	5,745	467	222	6,434	4,234	400	519	5,153
Total Fair Value	$39,219	$2,715	$1,279	$43,213	$32,585	$2,580	$987	$36,152
Total Unrealized Losses	$(3,316)	$(282)	$(132)	$(3,730)	$(1,969)	$(226)	$(106)	$(2,301)

(1) For fixed income securities, cost represents amortized cost.

The largest individual unrealized loss was $31 million for category (I), $50 million for category (II) and $22 million for category (III) as of June 30, 2008.

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

At June 30, 2008, Category (III) for fixed income comprised primarily $121 million of ABS RMBS with unrealized losses of $163 million.  Included in the $163 million unrealized losses were $153 million with a fair value less than 70% of amortized cost.  Also included in Category (III) was $58 million of synthetic CDOs with an unrealized loss of $87 million all of which had a fair value less than 70% of amortized cost.

We continue to believe that the unrealized losses on these securities are not necessarily predictive of the ultimate performance.  The unrealized losses should reverse over the remaining lives of the securities, including in the absence of further deterioration in the collateral relative to our positions in the securities’ respective capital structures. We have the intent and ability to hold these securities until recovery.

Whenever our initial analysis indicates that a fixed income security’s unrealized loss of 20% or more for at least 36 months or any equity security’s unrealized loss of 20% or more for at least 12 months is temporary, additional evaluations and management approvals are required to substantiate that a write-down is not appropriate.  As of June 30, 2008, no securities met these criteria.

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

The following table summarizes problem, restructured and potential problem fixed income securities and bank loans.

	June 30, 2008			December 31, 2007
($ in millions)	Amortized cost	Fair value	Percent of total Fixed Income and Bank Loan portfolios	Amortized cost	Fair value	Percent of total Fixed Income and Bank Loan portfolios
Problem	$71	$81	0.1%	$35	$43	0.1%
Restructured	35	33	—	35	35	—
Potential problem	426	417	0.5	245	198	0.2
Total net carrying value	$532	$531	0.6%	$315	$276	0.3%
Cumulative write-downs recognized(1)	$820			$358

(1)	Cumulative write-downs recognized only reflects write-downs related to investments within the problem, potential problem and restructured categories.

We have experienced an increase in the amortized cost of investments categorized as problem and potential problem as of June 30, 2008 compared to December 31, 2007.  The increase was primarily due to additions of certain residential mortgage-backed securities, including Alt-A, Prime and ABS RMBS.  Partly offsetting the increase were write-downs of investments categorized as potential problem at December 31, 2007, including certain ABS CDOs.

We also evaluated each of these investments through our portfolio monitoring process at June 30, 2008 and recorded write-downs when appropriate.  We further concluded that any remaining unrealized losses on these investments were temporary in nature and that we have the intent and ability to hold the securities until recovery.

While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of investments in these categories will remain low relative to the total fixed income securities and bank loans portfolios.

Net Investment Income The following table presents net investment income.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007

Fixed income securities	$1,197	$1,374	$2,476	$2,720
Equity securities	31	34	63	61
Mortgage loans	156	146	316	289
Limited partnership interests	30	86	90	156
Short-term	54	61	94	110
Other	2	46	28	91
Investment income, before expense	1,470	1,747	3,067	3,427
Investment expense	(58)	(113)	(129)	(222)
Net investment income	$1,412	$1,634	$2,938	$3,205

Net Realized Capital Gains and Losses The following tables present the components of realized capital gains and losses and the related tax effect.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007

Investment write-downs (1)	$(250)	$(8)	$(665)	$(13)
Sales	(2)	378	133	855
Change in intent write-downs	(1,086)	(71)	(1,161)	(98)
Valuation of derivative instruments	40	199	(285)	187
Settlement of derivative instruments	83	47	108	85
Realized capital gains and losses, pretax	(1,215)	545	(1,870)	1,016
Income tax benefit (expense)	427	(193)	657	(359)
Realized capital gains and losses, after-tax	$(788)	$352	$(1,213)	$657

(1)   Investment write-downs include other-than-temporary impairments except for those related to changes in intent to hold.

The above table includes realized capital gains and losses as a result of sales, change in intent write-downs and other transactions such as calls and prepayments.  We may sell or change our assertion to hold a security until recovery for impaired fixed income or equity securities that were in an unrealized loss position at the previous reporting date, or other investments where the fair value has declined below the carrying value, in situations where new facts and circumstances emerge or increase in significance that are anticipated to adversely impact securities future valuation; including negative developments in a holding, subsequent credit deterioration of an issuer or holding, subsequent further deterioration in capital markets (i.e. debt and equity) and of domestic economic conditions to levels previously unanticipated, subsequent further deterioration in the financial services and real estate industries, unanticipated liquidity needs and unanticipated federal income tax situations involving  capital gain (loss) carryforwards and carrybacks with specific expiration dates, investment risk mitigation actions, and other new facts and circumstances that would cause a change in our previous intent to hold a security to recovery or maturity.

        Investment write-downs for the three months ended June 30, 2008 comprised $205 million from fixed income securities, $37 million from equity securities, $7 million from limited partnership interests and $1 million from other investments compared to $4 million from fixed income securities, $2 million from equity securities and $2 million from limited partnership interests for the same period of the prior year.  Investment write-downs for the six months ended June 30, 2008 comprised $552 million from fixed income securities, $89 million from equity securities, $20 million from limited partnership interests and $4 million from other investments compared to $4 million from fixed income securities, $5 million from equity securities, $3 million from limited partnership interests and $1 million from short-term investments for the same period of the prior year.  $198 million, or 96.6% and $414 million, or 75.0% of the fixed income security write-downs for the three months and six months ended June 30, 2008, respectively, relate to impaired securities that were performing in line with anticipated or contractual cash flows, but which were written down primarily because of further expected deterioration in the performance of the underlying collateral.  As of June 30, 2008, for these securities, there have been no defaults or defaults occurred in classes lower in the capital structure.  $7 million and $35 million of the fixed income security write-downs for the three months and six months ended June 30, 2008, respectively, primarily related to securities experiencing a significant departure from anticipated residual cash flows, however, we believe they retain economic value.

Investment write-downs and cash received on these investments were as follows:

($ in millions) Performing in accordance with anticipated or contractual cash flows	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008(3)
	Investment write-downs	Cash received(4)	Investment write-downs	Cash Received
Prime	$—	$—	$(9)	$64
Alt–A	(2)	—	(91)	21
ABS RMBS	(133)	6	(168)	12
ABS CDO	(3)	—	(63)	2
CMBS/CRE CDO	(39)	2	(39)	2
Corporate
Bond insurer	(17)	—	(17)	—
Bond reinsurer – convertible to perpetual security	—	—	(20)	—
Other	(4)	1	(7)	4
Subtotal (1)	(198)	9	(414)	105

Departure from anticipated or contractual cash flows
Future cash flows expected – Residual interest trust security	—	—	(82)	—
Other	—	—	(1)	—
Subtotal (2)	—	—	(83)	—
Future cash flows very uncertain -
Collateralized loan obligation	—	—	(18)	—
ABS RMBS	(4)	1	(4)	1
Corporate
Food manufacturer	(3)	—	(3)	—
Bond insurer	—	—	(10)	—
Subtotal	(7)	1	(35)	1
Investments disposed during the quarter	—		(20)	38
Total fixed income securities	$(205)	$10	$(552)	$144
Total equity securities	$(37)	$66	$(89)	$125
Total limited partnership interests	$(7)	$—	$(20)	$5
Total other investments	$(1)	$—	$(4)	$—

(1)

Written down primarily because of expected deterioration in the performance of the underlying collateral.  As of June 30, 2008, for the securities with direct interest in the lender, there have been no defaults.  For securities supported by collateral, there have been no defaults or defaults have occurred in classes lower in the capital structure.

(2)	While these fixed income security write-downs were valued at a significant discount to cost, we believe these securities retain economic value.

(3)

During the second quarter of 2008, we sold our mortgage lender securities that were written down at March 31, 2008 recognizing an additional gain of $3 million.  Additionally, a bond insurer was reclassified from performing in the first quarter of 2008 to departure from anticipated cash flows in the second quarter of 2008.

(4)	Cash received includes both income and principal collected during the period.

Notwithstanding our intent and ability to hold these securities with investment write-downs, we concluded that we could not reasonably assert that the recovery period would be temporary.

Change in intent write-downs for the three months ended June 30, 2008 totaled $1.09 billion and comprised net realized losses on fixed income of $909 million, equity of $143 million, mortgage loans of $33 million and limited partnerships of $1 million compared to realized losses on fixed income of $35 million, equity of $16 million and mortgage loans of $20 million for the same period of the prior year.   Change in intent write-downs for the six months ended June 30, 2008 totaled $1.16 billion and comprised net realized losses on fixed income of $948 million, equity of $177 million, mortgage loans of $34 million, limited partnerships of $1 million and other investments of $1 million compared to net realized losses on fixed income of $61 million, equity of $17 million and mortgage loans of $20 million for the same period of the prior year.

        Change in intent write-downs for the three months ended June 30, 2008 are presented in the table below.

($ in millions) Criteria		Financial Accounting
		Standards Board
		Statement No. 157,		Net realized
		Fair Value	Fair	capital loss
		Measurements	value at	Three Months
	Security Type	(“SFAS No. 157”) Level	June 30, 2008	Ended June 30, 2008

Risk Mitigation

Targeted reductions in commercial real estate exposure where it is anticipated that future downside risk remains. Considerations included position held in the capital structure, vintage year, illiquidity and deteriorating fundamentals.	CRE CDO	3	$376	$(248)
	CMBS	2	235	(95)
		3	32	(32)
	Mortgage loans	3	281	(33)

Targeted reductions in residential real estate where management believes there is a risk of future material declines in price in the event of continued deterioration in the economy. Considerations included position held in the capital structure, projected performance of the collateral, and expected internal rates of return.	Prime	2	165	(15)

	Alt-A	3	321	(96)

	ABS RMBS	3	824	(185)

Targeted reductions in financial sector exposure included securities issued by certain regional banks and certain large financial institutions.	Financial Sector	1	2	—
		2	862	(131)
		3	12	—

	Other	2	175	(20)
		3	25	(2)
Total Risk Mitigation			3,310	(857)
Individual Identification			2,449	(159)
EAA			2,387	(70)
Other			50	—
Total change in intent			$8,196	$(1,086)

Net realized capital gains on the valuation and settlement of derivative instruments totaled $123 million for the second quarter of 2008, primarily comprised $114 million for risk reduction programs. Gains from the risk reduction programs, primarily in our duration management programs, were related to changing interest rates and credit spreads as rates declined during the period.  Net realized capital losses on the valuation and settlement of derivative instruments totaled $177 million for the first six months of 2008, primarily comprised $160 million for the valuation of equity indexed notes and convertible fixed income securities.

At June 30, 2008, our securities with embedded options totaled $2.04 billion and decreased in fair value from December 31, 2007 by $357 million, comprising realized capital losses related to the valuation of embedded options of $160 million, net sales activity of $194 million in realized capital losses, and unrealized net capital losses reported in other comprehensive income (“OCI”) of $3 million for the host security.  Unrealized capital losses were further increased by $21 million due to amortization of the host security.  The change in the fair value of embedded options is bifurcated from the host securities, separately valued and reported in realized capital gains and losses, while the change in value of the host securities is reported in OCI.  Total fair value exceeded total amortized cost by $15 million at June 30, 2008.  Valuation gains and losses are converted into cash for securities with embedded options upon our election to sell these securities.  In the event the economic value of the options is not realized, we will recover the par value if held to maturity.  Total fair value exceeded par value by $74 million at June 30, 2008.

Losses from the previously established risk reduction programs, primarily in our duration management programs, were related to changing interest rates and credit spreads as rates declined during the period.

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

	Six months ended June 30,
	2008			2007
($ in millions)	Valuation	Settlements	Total	Total	YTD 2008 Explanations
Risk reduction					Net short interest rate derivatives are used to offset the effects of changing interest rates
Property–Liability					on a portion of Property–Liability fixed income portfolio which are reported in unrealized
Portfolio duration management	$—	$(4)	$(4)	$21

net capital gains in OCI.  The contracts are daily cash settled and can be exited any time for minimal additional cost.   The 2008 YTD loss resulted from declining interest rates.  Unrealized gains on the fixed income portfolio caused by the decreasing interest rates did not offset these amounts due to widening credit spreads.

Interest rate spike exposure	(8)	—	(8)	—

Interest rate swaptions contracts acquired in the second half of 2007 with approximately one–year terms that provide an offset to declining fixed income market values resulting from potential rising interest rates.  The contracts protect $21.5 billion of notional principal by limiting the decline in value to $1.5 billion for an increase in risk–free rates greater than approximately 150 basis points above those in effect at inception of the contracts.  The 2008 YTD loss resulted from declining interest rates.  If interest rates do not increase above the strike rate, the maximum remaining potential loss in 2008 is limited to the remaining unrecognized cost of $15 million at June 30, 2008.

Hedging unrealized gains on equity securities	(2)	58	56	6

Short S&P futures were primarily used to protect unrealized gains on our equity securities portfolio reported in unrealized net capital gains in accumulated OCI.  The results offset the decline in our unrealized gains on equity securities as equity markets declined during the year.

Foreign currency contracts	(9)	(2)	(11)	—

Other	(21)	1	(20)	8

Allstate Financial					Interest rate caps, floors and swaps are used by Allstate Financial to align interest-rate
Duration gap management	(29)	17	(12)	37

sensitivities of its assets and liabilities.  The contracts settle based on differences between current market rates and a contractually specified fixed rate through expiration.  The change in valuation reflects the changing value of expected future settlements, which may vary over the period of the contracts.  The loss should offset unrealized gain in OCI to the extent it relates to changes in risk-free rates, however any offset was reduced by the impact of widening credit spreads.  The 2008 loss resulted from declining interest rates.

Anticipatory hedging	—	23	23	6

Futures are used to protect investment spread from interest rate changes during mismatches in the timing of cash flows between product sales and the related investment activity.  The contracts are cash settled daily and can be exited at any time for a minimal additional cost.  If the cash flow mismatches are such that a positive net investment position is being hedged, there is an offset for the related investments unrealized gain or loss in OCI.  The 2008 YTD amounts reflect decreases in risk–free interest rates on a net long position as liability issuances exceeded asset acquisitions.

Hedging of interest rate exposure in annuity contracts	(9)	6	(3)	8

Interest rate caps used to hedge the effect of changing crediting rates that are indexed to changes in treasury rates on certain annuity contracts.  The change in valuation reflects the changing value of expected future settlements including the underlying cost to hedge the treasury-rate index feature.  The offset to the product hedging cost is reflected in the base crediting rates on the underlying annuity policies, which is reported in credited interest.  The value of expected future settlements and the associated value of future credited interest, which is reportable in future periods when incurred, decreased in 2008 due to declining interest rates.

Hedging unrealized gains on equity indexed notes	—	2	2	—

Hedge ineffectiveness	(9)	(2)	(11)	9	The hedge ineffectiveness of $(9) million includes $23 million in realized capital losses on swaps that were offset by $14 million in realized capital gains on the hedged risk.

	Six months ended June 30,
	2008			2007
($ in millions)	Valuation	Settlements	Total	Total	YTD 2008 Explanations
Foreign currency contracts	—	(3)	(3)	—

Total Risk reduction	$(87)	$96	$9	$95

Income generation					Credit default swaps are used to replicate fixed income securities and to complement the
Asset replication – credit exposure					cash market when credit exposure to certain issuers is not available or when the
Property–Liability	$(18)	$8	$(10)	$—

derivative alternative is less expensive than the cash market alternative.  The credit default swaps typically have five–year terms for which we receive periodic premiums through expiration.  Valuation gains and losses will reverse if allowed to expire.  The 2008 YTD changes in valuation are due to widening credit spreads, and would only be converted to cash upon disposition or a default on an underlying credit obligation.

Allstate Financial	(20)	4	(16)	—
Total	(38)	12	(26)	—

Asset replication – equity exposure
Property–Liability	—	—	—	16

Commodity derivatives – Property–Liability	—	—	—	21
Total Income generation	$(38)	$12	$(26)	$37

Accounting
Equity indexed notes – Allstate Financial	$(105)	$—	$(105)	$58

Equity indexed notes are fixed income securities that contain embedded equity options.  The changes in valuation of the embedded equity indexed call options are reported in realized capital gains and losses.  The results generally track the performance of underlying equity indices.  Valuation gains and losses are converted into cash upon sale.  In the event the economic value of the options is not realized, we will recover the par value if held to maturity.  Fair value exceeded par value by $28 million at June 30, 2008.  The following table compares the June 30, 2008 holdings and December 31, 2007 holdings.

					($ in millions)		June 30, 2008	Change	December 31, 2007
					Par value		$800	$—	$800
					Amortized cost of host contract		$507	$10	$497
					Fair value of equity–indexed call option		317	(105)	422
					Total amortized cost		$824	$(95)	$919
					Total Fair value		$828	$(96)	$924
					Unrealized gain/loss		$4	$(1)	$5

Conversion options in fixed income securities					Convertible bonds are fixed income securities that contain embedded options. Changes
Property–Liability	(33)	—	(33)	54	in valuation of the embedded option are reported in realized capital gains and losses.
Allstate Financial	(22)	—	(22)	28

The results generally track the performance of underlying equity indices.  Valuation gains and losses are converted into cash upon our election to sell these securities.  In the event the economic value of the options is not realized, we will recover the par value if held to maturity.  Fair value exceeded par value by $46 million at June 30, 2008.  The following table compares the June 30, 2008 holdings and December 31, 2007 holdings.

Total	(55)	—	(55)	82
					($ in millions)	June 30, 2008	Change in Fair Value	Change due to Net Sale Activity	December 31, 2007
					Par value	$1,162	$—	$(254)	$1,416
					Amortized cost of host contract	$818	$11	$(182)	$989
					Fair value of conversion option	379	(55)	(27)	461
					Total amortized cost	$1,197	$(44)	$(209)	$1,450
					Total Fair value	$1,208	$(67)	$(194)	$1,469
					Unrealized gain/loss	$11	$(23)	$15	$19
Total Accounting	$(160)	$—	$(160)	$140

Total	$(285)	$108	$(177)	$272

The breakout by operating segment for realized capital gains and losses from derivatives were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007
Property-Liability	$113	$89	$(30)	$126
Allstate Financial	10	157	(147)	146
Corporate and Other	—	—	—	—
Total	$123	$246	$(177)	$272

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements.

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

Fair Value of Financial Assets and Financial Liabilities  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities that are measured at fair value. SFAS No. 157:

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

The availability of market observable information is the principal factor in determining the level that financial instruments are assigned in the three-level hierarchy. Observable inputs are those used by market participants in valuing financial instruments that are developed based on market data obtained from independent sources.  In the absence of sufficient observable inputs, unobservable inputs reflect our estimates of the assumptions market participants would use in valuing financial assets and financial liabilities and are developed based on the best information available in the circumstances.  The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information.

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

        We are responsible for the determination of the value of the financial assets and financial liabilities carried at fair value and the supporting assumptions and methodologies.  In certain situations, we employ independent third-party valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant assumptions and methodologies for individual instruments.  In situations where our valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote or by employing internal valuation models that are widely accepted in the financial services industry.  Changing market conditions in the second quarter of 2008 were incorporated into valuation assumptions and reflected in the fair values, which were validated by calibration and other analytical techniques to available market observable data.

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

        Fair value of our investments comprise an aggregation of numerous, single best estimates for each security in the Condensed Consolidated Statements of Financial Position.  Because of this detailed approach, there is no single set of assumptions that determine our fair value estimates at a consolidated level.  Moreover, management does not compile a range of estimates for items reported at fair value at the consolidated level because we do not believe that a range would provide meaningful information.  Level 1 and Level 2 measurements represent valuations where all significant inputs are market observable. Level 3 measurements have one or more significant inputs that are not market observable and as a result these fair value determinations have greater potential variability as it relates to their significant inputs.  The Level 3 principal components are privately placed securities valued using internal models, broker quoted securities, ABS RMBS, Alt-A, ARS backed by student loans and other CDO. In general, the greater the reliance on significant inputs that are not market observable, the greater potential variability of the fair value determinations. ABS RMBS and Alt-A reflected the most significant impacts to their respective fair value determinations, due to the continued illiquidity that existed for these classes of securities. For broker quoted securities’ fair value determinations, we believe the brokers providing the quotes may consider market observable transactions or activity in similar securities, as applicable, and other information as calibration points.  Privately placed securities’ fair value determinations, which were based on internal ratings that are not market observable, are calibrated to market observable information in the form of external NAIC ratings and credit spreads.  We believe our most significant exposure to changes in fair value is due to market risk.  Our exposure to changes in market conditions is discussed fully in the Market Risk section of the MD&A included in our 2007 Form 10-K.

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

The following table identifies investments as of June 30, 2008 by source of value determination:

	Investments
($ in millions)	Fair Value	Percent to total
Fair value based on internal sources (1)	$18,492	16.3%
Fair value based on external sources (2)	78,088	68.7
Total fixed income, equity and certain short-term securities	96,580	85.0
Fair value of derivatives	246	0.2
Mortgage loans, policy loans, bank loans and certain limited partnership, short-term and other investments, valued at cost, amortized cost and the equity method	16,777	14.8
Total	$113,603	100.0%

(1) Includes short-term, commercial paper and other of $7.80 billion reported in Level 2.

(2) Includes $6.31 billion that are valued using broker quotes.

For more detailed information on our accounting policy for the fair value of financial assets and financial liabilities and information on the financial assets and financial liabilities included in the Levels promulgated by SFAS No. 157, see Note 4 to the Condensed Consolidated Financial Statements.

The following table provides additional details regarding Level 1, 2 and 3 financial assets and financial liabilities by their classification in the Condensed Consolidated Statement of Financial Position at June 30, 2008.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Other Valuations and	Balance as of
($ in millions)	(Level 1)	(Level 2)	(Level 3)	Netting	June 30, 2008
Financial assets
Fixed income securities:
Corporate		$17,246	$610		$17,856
Corporate privately placed securities		4,422	11,413		15,835
Municipal		21,440	968		22,408
Municipal – ARS		89	1,921		2,010
U.S. government and agencies	$875	3,256			4,131
ABS RMBS			2,974		2,974
Alt-A			948		948
Other CDO			1,652		1,652
Other ABS			873		873
ABS CDO			14		14
CRE CDO			376		376
CMBS		5,452	208		5,660
Preferred stock		56	1		57
MBS		5,115	26		5,141
Foreign government		2,671	5		2,676
ABS – Credit card and auto loans		315	298		613
Total fixed income securities	875	60,062	22,287		83,224
Equity securities:
U.S. equities	3,373	3	40		3,416
International equities	595	207	26		828
Other		411	9		420
Total equity securities	3,968	621	75		4,664
Short-term investments:
Commercial paper and other		7,797			7,797
Money market funds	895				895
Total short–term investments	895	7,797	—		8,692
Other investments:
Free–standing derivatives		601	59		660
Total other investments		601	59		660
Total recurring basis assets	5,738	69,081	22,421		97,240
Non–recurring basis			282		282
Valued at cost, amortized cost or using the equity method				$16,495	16,495
Counterparty and cash collateral netting (1)				(414)	(414)
Total investments	5,738	69,081	22,703	16,081	113,603
Separate account assets	12,438				12,438
Other assets	1		2		3
Total financial assets	$18,177	$69,081	$22,705	$16,081	$126,044
% of total financial assets	14.4%	54.8%	18.0%	12.8%	100.0%

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$	$(50)	$(20)		$(70)
Other liabilities:
Free–standing derivatives		(424)	(78)		(502)
Non–recurring basis			(89)		(89)
Counterparty and cash collateral netting (1)				$263	263
Total financial liabilities	$—	$(474)	$(187)	$263	$(398)
% of total financial liabilities	0.0%	119.1%	47.0%	(66.1)%	100.0%

(1)   In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. FIN 39-1, Amendment of FASB Interpretation No.39, we net all fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral executed with the same counterparty under a master netting agreement.  At June 30, 2008, the right to reclaim cash collateral was offset by securities held, and the obligation to return collateral was $151 million.

The following table provides a summary of changes in fair value during the three–month period ended June 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at June 30, 2008.

		Total realized and unrealized Gains (Losses) included in:						Total Gains (Losses) included in
($ in millions)	Balance as of March 31, 2008	Net Income (1)	OCI on Statement of Financial Position	Purchases, Sales, Issuances and Settlements, net	Net Transfers In and/or (Out) of Level 3	Balance as of June 30, 2008		Net Income for Instruments Still Held at June 30, 2008 (4)
Financial assets
Fixed income securities:
Corporate	$792	$(12)	$(7)	$7	$(170)	$610		$(11)
Corporate privately placed securities	12,012	(28)	(180)	(486)	95	11,413		(53)
Municipal	991	(2)	(3)	9	(27)	968		(2)
Municipal – ARS	486	—	(59)	(35)	1,529	1,921		—
ABS RMBS	3,335	(312)	177	(226)	—	2,974		(310)
Alt–A	1,056	(112)	89	(85)	—	948		(97)
Other CDO	1,740	2	(62)	(8)	(20)	1,652		2
Other ABS	1,181	(7)	(8)	(313)	20	873		(4)
ABS CDO	17	(3)	1	(1)	—	14		(3)
CRE CDO	438	(311)	279	(30)	—	376		(288)
CMBS	232	(38)	28	(18)	4	208		(35)
Preferred stock	1	—	—	—	—	1		—
MBS	26	—	—	—	—	26		—
Foreign government	14	—	—	5	(14)	5		—
ABS – Credit card and auto loans	245	(3)	3	(42)	95	298		—
Total fixed income securities	22,566	(826)	258	(1,223)	1,512	22,287		(801)
Equity securities	128	(4)	(3)	36	(82)	75		(2)
Other investments:
Free-standing derivatives, net	(39)	10	—	10	—	(19	)(2)	41
Total other investments	(39)	10	—	10	—	(19)		41
Total investments	22,655	(820)	255	(1,177)	1,430	22,343	(3)	(762)
Other assets	2					2		—
Total recurring Level 3 financial assets	$22,657	$(820)	$255	$(1,177)	$1,430	$22,345		$(762)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(10)	$(11)	$—	$1	$—	$(20)		$(11)
Total recurring Level 3 financial liabilities	$(10)	$(11)	$—	$1	$—	$(20)		$(11)

(1)

The amounts above total $(831) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(834) million in realized capital gains and losses; $15 million in net investment income; $(1) million in interest credited to contractholder funds, and; $(11) million in life and annuity contract benefits.

(2)	Comprises $59 million of financial assets and $(78) million of financial liabilities.

(3)	Comprises $22.42 billion of investments and $(78) million of free–standing derivatives included in financial liabilities.

(4)

The amounts above represent gains and losses included in net income for the period of time that the financial asset or financial liability was determined to be in Level 3. These gains and losses total $(773) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(777) million in realized capital gains and losses; $15 million in net investment income, and; $(11) million in life and annuity contract benefits.

The following table provides a summary of changes in fair value during the six-month period ended June 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at June 30, 2008.

		Total realized and unrealized Gains (Losses) included in:						Total Gains (Losses) included in
($ in millions)	Balance as of January 1, 2008	Net Income (1)	OCI on Statement of Financial Position	Purchases, Sales, Issuances and Settlements, net	Net Transfers In and/or (Out) of Level 3	Balance as of June 30, 2008		Net Income for Instruments Still Held at June 30, 2008 (4)
Financial assets
Fixed income securities:
Corporate	$810	$(48)	$(8)	$(11)	$(133)	$610		$(56)
Corporate privately placed securities	12,058	(119)	(181)	(583)	238	11,413		(150)
Municipal	991	3	(19)	—	(7)	968		(2)
Municipal – ARS	486	—	(59)	(35)	1,529	1,921		—
ABS RMBS	3,926	(364)	(193)	(395)	—	2,974		(345)
Alt–A	1,347	(200)	(73)	(126)	—	948		(185)
Other CDO	2,010	2	(318)	(22)	(20)	1,652		—
Other ABS	1,339	(19)	(54)	(573)	180	873		(20)
ABS CDO	36	(63)	42	(1)	—	14		(63)
CRE CDO	568	(311)	159	(40)	—	376		(286)
CMBS	265	(36)	(4)	(22)	5	208		(34)
Preferred stock	1	—	—	—	—	1		4
MBS	96	(2)	(2)	(45)	(21)	26		—
Foreign government	19	1	—	(1)	(14)	5		1
ABS – Credit card and auto loans	420	(3)	(9)	(45)	(65)	298		—
Total fixed income securities	24,372	(1,159)	(719)	(1,899)	1,692	22,287		(1,136)
Equity securities	129	(5)	(9)	49	(89)	75		(3)
Other investments:
Free-standing derivatives, net	10	(42)	—	13	—	(19	)(2)	3
Total other investments	10	(42)	—	13	—	(19)		3
Total investments	24,511	(1,206)	(728)	(1,837)	1,603	22,343	(3)	(1,136)
Other assets	2	—	—	—	—	2		—
Total recurring Level 3 financial assets	$24,513	$(1,206)	$(728)	$(1,837)	$1,603	$22,345		$(1,136)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$4	$(25)	$—	$1	$—	$(20)		$(25)
Total recurring Level 3 financial liabilities	$4	$(25)	$—	$1	$—	$(20)		$(25)

(1)

The amounts above total $(1.23) billion and are reported in the Condensed Consolidated Statements of Operations as follows: $(1.23) billion in realized capital gains and losses; $28 million in net investment income; $(4) million in interest credited to contractholder funds, and; $(25) million in life and annuity contract benefits.

(2)	Comprises $59 million of financial assets and $(78) million of financial liabilities.

(3)	Comprises $22.42 billion of investments and $(78) million of free–standing derivatives included in financial liabilities.

(4)

 The amounts above represent gains and losses included in net income for the period of time that the financial asset or financial liability was determined to be in Level 3. These gains and losses total $(1.16) billion and are reported in the Condensed Consolidated Statements of Operations as follows: $(1.16) billion in realized capital gains and losses; $28 million in net investment income; $(1) million in interest credited to contractholder funds, and; $(25) million in life and annuity contract benefits.

Transfers into and out of Level 3 during the six months ended June 20, 2008 are attributable to a change in the availability of market observable information for individual securities within the respective categories.  Due to a further deterioration in liquidity for the segment of the ARS market backed by student loans, certain market observable data utilized for valuation purposes became unavailable during the second quarter of 2008.  As of June 30, 2008, $1.92 billion or 95.5% of our total ARS holdings were valued using a discounted cash flow model.  Certain inputs to the valuation model that are significant to the overall valuation and not market observable included: estimates of future coupon rates if auction failures continue, maturity assumptions, and illiquidity premium.  As a result of the reliance on certain non-market observable inputs, the portion of the ARS portfolio backed by student loans have been transferred to Level 3 for the period ended June 30, 2008. These same securities were classified as Level 2 measurements for the period ended March 31, 2008.  Our ARS holdings that are not backed by student loans have a fair value equal to their corresponding par value based on market observable inputs and, therefore, continue to have a Level 2 classification.

The following table presents fair value as a percent of amortized cost for Level 3 investments at June 30, 2008.

($ in millions)	Fair value	Fair value as a % of Amortized cost
Fixed income securities:
Corporate	$610	100.5%
Corporate privately placed securities	11,413	99.7
Municipal	968	98.8
Municipal - ARS	1,921	97.0
ABS RMBS	2,974	81.4
Alt-A	948	87.6
Other CDO	1,652	74.2
Other ABS	873	91.4
ABS CDO	14	116.7
CRE CDO	376	101.1
CMBS	208	85.2
Preferred stock	1	100.0
MBS	26	92.9
Foreign government	5	100.0
ABS – Credit card and auto loans	298	94.9
Total fixed income securities	22,287	93.2
Equity securities:
U.S. Equities	40	105.3
International equities	26	100.0
Other	9	112.5
Total equity securities	75	104.2
Other investments:
Free-standing derivatives	59	100.0
Total other investments	59	100.0
Sub-total recurring Level 3 investments	22,421	93.3
Non-recurring basis	282	100.0
Total Level 3 investments	$22,703	93.4

Non-recurring investments include certain mortgage loans, limited partnership interests and other investments at fair value due to our change in intent write-downs and other-than-temporary impairments at June 30, 2008.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

($ in millions)	June 30, 2008	December 31, 2007
Common stock, retained income and other shareholders’ equity items	$20,337	$21,228
Accumulated other comprehensive income	(628)	623
Total shareholders’ equity	19,709	21,851
Debt	5,658	5,640
Total capital resources	$25,367	$27,491

Ratio of debt to shareholders’ equity	28.7%	25.8%
Ratio of debt to capital resources	22.3%	20.5%

Shareholders’ equity decreased in the first six months of 2008, due to unrealized net capital losses on investments, share repurchases, dividends paid to shareholders and an increase in the net underfunded status of the pension and other post-retirement benefit obligation partially offset by net income.

The increase in the net underfunded status of the pension and other post-retirement benefit obligation was the result of conforming our plan measurement date with our fiscal year-end reporting date as required by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  We recorded a decrease of $13 million, after-tax, to beginning retained income representing the net periodic benefit cost for the period between October 31, 2007 and December 31, 2007 and a decrease of $80 million, after-tax, to beginning net funded status of pension and other postretirement benefit obligations to reflect changes in the fair value of plan assets and the benefit obligations between October 31, 2007 and January 1, 2008 and for amortization of actuarial gains and losses and prior service costs between October 31, 2007 and December 31, 2007.  For further information on SFAS No. 158, see Note 1 to the Condensed Consolidated Financial Statements.

We completed our $4.00 billion share repurchase program that commenced in November 2006, and commenced a $2.00 billion share repurchase program that is expected to be completed by March 31, 2009.  During the first six months of 2008, we repurchased 17.5 million shares for $858 million; $1.38 billion remains of the $2 billion share repurchase program.

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

We have distinct groups of subsidiaries licensed to sell property and casualty insurance in New Jersey and Florida that maintain separate group ratings.  The ratings of these groups are influenced by the risks that relate specifically to each group.  S&P affirmed the ratings for The Allstate Corporation, AIC and ALIC in July 2008.  Moody’s affirmed the ratings of AIC and The Allstate Corporation’s commercial paper rating but placed under review the ratings for ALIC and The Allstate Corporation’s senior long-term debt.

Effective May 8, 2008, ALIC, AIC and The Allstate Corporation entered into a one-year Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) replacing the Intercompany Liquidity Agreement between ALIC and AIC, dated January 1, 2008.  The agreement allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes.  It shall be automatically renewed for subsequent one-year terms unless terminated by the parties.  The Liquidity Agreement does not establish a commitment to advance funds on the part of either party.  ALIC and AIC each serve as a lender and borrower and The Allstate Corporation serves only as a lender.

Liquidity Sources and Uses  The following table summarizes consolidated cash flow activities by business segment for the first six months ended June 30.

	Property-Liability(1)		Allstate Financial(1)		Corporate and Other(1)		Consolidated
($ in millions)	2008	2007	2008	2007	2008	2007	2008	2007
Net cash provided by (used in):
Operating activities	$1,179	$1,192	$1,059	$1,276	$61	$126	$2,299	$2,594
Investing activities	861	196	(741)	(482)	(501)	(844)	(381)	(1,130)
Financing activities	2	65	(298)	(387)	(1,296)	(1,200)	(1,592)	(1,522)
Net increase (decrease) in consolidated cash							$326	$(58)

(1) Business unit cash flows reflect the elimination of intersegment dividends and borrowings.

Property-Liability  Lower cash provided by operating activities for Property-Liability in the first six months of 2008, compared to the first six months of 2007, was primarily due to higher claim payments.

Cash flows provided by investing activities increased in the first six months of 2008, compared to the first six months of 2007, primarily due to increased sales of fixed income securities, partially offset by net change in short-term investments.

Cash flows were impacted by dividends paid by AIC to its parent, The Allstate Corporation, totaling $1.9 billion in the first six months of 2008.  During 2008, AIC will have the capacity to pay a total of $4.96 billion in dividends without obtaining prior approval from the Illinois Department of Insurance.

Allstate Financial  Lower operating cash flows for Allstate Financial in the first six months of 2008, compared to the first six months of 2007, were primarily related to a decrease in investment income and premiums.

Cash flows used in investing activities increased in the first six months of 2008, compared to the first six months of 2007, primarily due to an increased investment in short-term securities, partially offset by a lower investment in and higher proceeds from sales of fixed income securities.

Cash flows used in financing activities decreased primarily due to increased contractholder fund deposits and net short-term borrowings in the first six months of 2008, compared to net repayments of short-term debt in the first six months of 2007, partially offset by higher contractholder fund withdrawals.  For quantification of the changes in contractholder funds, see the Allstate Financial Segment section of the MD&A.

A total of $986 million of extendible medium-term notes backed by funding agreements have been called and will be retired in July 2008.  We have accumulated, and expect to maintain, short-term investments to retire these obligations.  As of June 30, 2008, $3.12 billion of extendible funding agreements have maturity dates prior to or on March 31, 2009.

Corporate and Other  Fluctuations in the Corporate and Other operating cash flows were primarily due to the timing of intercompany settlements.  Investing activities primarily relate to investments in the portfolios of Kennett Capital Holdings, LLC (“Kennett Capital Holdings”).  Financing cash flows of the Corporate and Other segment reflect actions such as fluctuations in short-term debt, repayment of debt, proceeds from the issuance of debt, dividends to shareholders of The Allstate Corporation and share repurchases; therefore, financing cash flows are affected when we increase or decrease the level of these activities.  .

The sources of liquidity for The Allstate Corporation include but are not limited to dividends from AIC and $2.76 billion of consolidated investments of Kennett Capital Holdings at June 30, 2008.

We have access to additional borrowing to support liquidity as follows:

•               A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of June 30, 2008, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  Our primary credit facility covers short-term liquidity requirements.  Our $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining four years of the facility upon approval of existing or replacement lenders providing more than two thirds of the commitments to lend.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  This facility has a financial covenant requiring that we not exceed a 37.5% debt to capital resources ratio as defined in the agreement.  This ratio at June 30, 2008 was 21.7%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under this line of credit during the first six months of 2008. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed with the Securities and Exchange Commission in May 2006.  We can use it to issue an unspecified amount of debt securities, common stock (including 354 million shares of treasury stock as of June 30, 2008), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of subsidiaries.  The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

As of June 30, 2008, we recorded a net deferred tax asset of $1.33 billion, which included $873 million relating to unrealized and realized tax net capital losses that have not yet been recognized for tax purposes.    Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized based on our assumption that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.

During the second quarter of 2008, we settled the case involving our 2003 and 2004 federal income tax returns at the Internal Revenue Service Appeals Office.  Settlement of the examination of these tax years resulted in a $57 million decrease to our liability for unrecognized tax benefits, resulting in a liability balance of $19 million at June 30, 2008.

We believe it is reasonably possible that the liability balance will not significantly increase or decrease within the next twelve months.  Because of the impact of deferred tax accounting, recognition of previously unrecognized tax benefits is not expected to impact our effective tax rate.

We recognize interest accrued related to unrecognized tax benefits in income tax expense.  During the six months ended June 30, 2008, the balance of interest expense accrued with respect to unrecognized tax benefits decreased to $1 million from $7 million at January 1, 2008 due to the Appeals settlement for 2003 and 2004.  $4 million of this reduction was recognized in tax expense in the second quarter of 2008.  No amounts have been accrued for penalties.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended June 30, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The impact of premium rate decreases for the Texas homeowners and California auto and homeowners matters on premiums written and underwriting income, may be materially greater than projected

The adverse effect on premiums written and premiums earned, a component of underwriting income, may be materially greater than projected because policyholder attrition may be lower.

The cost and impact of our investment strategies may be adversely affected by developments in the investment markets

The cost and impact of our investment portfolio risk mitigation and return optimization programs and enterprise asset allocation actions may be adversely affected by unexpected developments in the investment markets, such as the terms and provisions of our anticipated derivative contracts, when entered, may result in higher than anticipated costs or coverage that is not as effective.

The realization of deferred tax assets is subject to uncertainty

The realization of our deferred tax assets is based on our assumption that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.  However, actual results may differ from our assumptions if adequate levels of taxable income are not attained.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 - April 30, 2008	3,440,904	$49.3328	3,440,974	$1.6 Billion
May 1, 2008 - May 31, 2008	2,669,236	$50.3226	2,668,500	$1.5 Billion
June 1, 2008 - June 30, 2008	2,664,300	$48.7513	2,664,300	$1.4 Billion
Total	8,774,440	$49.4574	8,773,774

(1)          In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors.  The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

April:	82
May:	736
June:	none

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

Item 4. Submission of Matters to a Vote of Security Holders

On May 20, 2008, Allstate held its annual meeting of stockholders.  Eleven board nominees for director were elected for terms expiring at the 2009 annual meeting of stockholders.  In addition, the stockholders ratified the appointment of Deloitte & Touche LLP as Allstate’s independent registered public accountant for 2008.  There were three stockholder proposals presented and voted on at the meeting.  The proposal regarding cumulative voting did not receive a majority vote of the shares represented and entitled to vote at the meeting.  The proposal regarding special shareholder meetings did not receive the vote of a majority of the shares represented and entitled to vote at the meeting.  The proposal on an advisory resolution to ratify the compensation of the named executive officers did not receive the vote of a majority of the shares represented and entitled to vote at the meeting.

Election of Directors.

Nominee	Votes for	Votes Withheld	Votes Abstained
F. Duane Ackerman	466,839,036	6,079,389	6,239,128
Robert D. Beyer	467,050,324	5,887,951	6,219,278
W. James Farrell	457,395,691	15,507,992	6,253,871
Jack M. Greenberg	461,723,222	11,125,983	6,308,348
Ronald T. LeMay	463,599,871	9,246,177	6,311,505
J. Christopher Reyes	466,234,709	6,712,815	6,210,028
H. John Riley, Jr.	465,994,038	6,881,256	6,282,259
Joshua I. Smith	462,980,457	9,925,805	6,251,292
Judith A. Sprieser	455,647,029	17,227,135	6,283,390
Mary Alice Taylor	466,673,969	6,223,360	6,260,224
Thomas J. Wilson	461,267,295	11,623,772	6,266,486

Ratification of Appointment of Deloitte & Touche LLP as Allstate’s Independent Registered Public Accountant for 2008.

Votes For	Votes Against	Votes Abstained
468,608,905	4,613,073	5,935,576

Stockholder proposal on Cumulative Voting.

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
130,638,948	280,105,558	7,735,493	60,677,515

Stockholder proposal on Special Shareholder Meetings.

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
177,436,911	229,360,125	11,683,004	60,677,514

Stockholder proposal on an Advisory Resolution to Ratify the Compensation of the Named Executive Officers.

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
164,883,312	239,729,616	13,866,710	60,677,916

Item 6.   Exhibits

(a)	Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

August 6, 2008	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

3(ii)

Amended and Restated Bylaws of The Allstate Corporation effective July 22, 2008, incorporated herein by reference to Exhibit 3(ii) to The Allstate Corporation current report on Form 8-K filed July 25, 2008.

4

Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

10.1	Amendment No. 1 to Credit Agreement dated as of May 22, 2008, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed May 27, 2008.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 5, 2008, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1