Form 10-Q
period 2008-09-30
ALLSTATE CORP
filed 2008-11-06
CIK 899051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of October 31, 2008, the registrant had 535,961,989 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share data)	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues
Property-liability insurance premiums earned	$6,785	$6,819	$20,299	$20,447
Life and annuity premiums and contract charges	468	449	1,391	1,386
Net investment income	1,355	1,603	4,293	4,808
Realized capital gains and losses	(1,288)	121	(3,158)	1,137
	7,320	8,992	22,825	27,778

Costs and expenses
Property-liability insurance claims and claims expense	5,971	4,509	15,423	12,943
Life and annuity contract benefits	418	371	1,210	1,185
Interest credited to contractholder funds	586	685	1,773	2,007
Amortization of deferred policy acquisition costs	980	1,170	3,014	3,539
Operating costs and expenses	814	785	2,334	2,246
Restructuring and related charges	10	2	4	5
Interest expense	88	90	264	245
	8,867	7,612	24,022	22,170

Gain (loss) on disposition of operations	3	6	(6)	8

(Loss) income from operations before income tax (benefit) expense	(1,544)	1,386	(1,203)	5,616

Income tax (benefit) expense	(621)	408	(653)	1,740

Net (loss) income	$(923)	$978	$(550)	$3,876

Earnings per share:

Net (loss) income per share - Basic	$(1.71)	$1.70	$(1.00)	$6.45

Weighted average shares - Basic	540.1	581.1	549.5	600.5

Net (loss) income per share - Diluted	$(1.71)	$1.70	$(1.00)	$6.41

Weighted average shares - Diluted	540.1	585.1	549.5	605.1

Cash dividends declared per share	$0.41	$0.38	$1.23	$1.14

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
($ in millions, except par value data)	2008	2007
	(unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $80,169 and $93,495)	$76,008	$94,451
Equity securities, at fair value (cost $4,152 and $4,267)	4,228	5,257
Mortgage loans	10,477	10,830
Limited partnership interests	2,955	2,501
Short-term	8,707	3,058
Other	2,608	2,883
Total investments	104,983	118,980
Cash	355	422
Premium installment receivables, net	5,038	4,879
Deferred policy acquisition costs	7,851	5,768
Reinsurance recoverables, net	6,174	5,817
Accrued investment income	983	1,050
Deferred income taxes	2,054	467
Property and equipment, net	1,004	1,062
Goodwill	880	825
Other assets	3,649	2,209
Separate Accounts	10,603	14,929
Total assets	$143,574	$156,408

Liabilities
Reserve for property-liability insurance claims and claims expense	$20,164	$18,865
Reserve for life-contingent contract benefits	12,756	13,212
Contractholder funds	59,320	61,975
Unearned premiums	10,446	10,409
Claim payments outstanding	897	748
Other liabilities and accrued expenses	6,791	8,779
Long-term debt	5,659	5,640
Separate Accounts	10,603	14,929
Total liabilities	126,636	134,557

Commitments and Contingent Liabilities (Note 8)
Shareholders’ equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 536 million and 563 million shares outstanding	9	9
Additional capital paid-in	3,115	3,052
Retained income	31,557	32,796
Deferred ESOP expense	(49)	(55)
Treasury stock, at cost (364 million and 337 million shares)	(15,852)	(14,574)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	(1,475)	888
Unrealized foreign currency translation adjustments	48	79
Net funded status of pension and other postretirement benefit obligation	(415)	(344)
Total accumulated other comprehensive (loss) income	(1,842)	623
Total shareholders’ equity	16,938	21,851
Total liabilities and shareholders’ equity	$143,574	$156,408

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
($ in millions)	2008	2007
	(unaudited)
Cash flows from operating activities
Net (loss) income	$(550)	$3,876
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(267)	(189)
Realized capital gains and losses	3,158	(1,137)
Loss (gain) on disposition of operations	6	(8)
Interest credited to contractholder funds	1,773	2,007
Changes in:
Policy benefits and other insurance reserves	1,158	(219)
Unearned premiums	21	147
Deferred policy acquisition costs	(456)	(2)
Premium installment receivables, net	(156)	(159)
Reinsurance recoverables, net	(319)	(246)
Income taxes (payable) receivable	(1,176)	7
Other operating assets and liabilities	364	41
Net cash provided by operating activities	3,556	4,118
Cash flows from investing activities
Proceeds from sales
Fixed income securities	19,289	18,464
Equity securities	8,008	6,041
Limited partnership interests	270	725
Mortgage loans	228	—
Other investments	167	117
Investment collections
Fixed income securities	3,158	3,996
Mortgage loans	605	1,349
Other investments	79	338
Investment purchases
Fixed income securities	(12,360)	(21,358)
Equity securities	(8,420)	(4,931)
Limited partnership interests	(810)	(1,042)
Mortgage loans	(501)	(2,332)
Other investments	(122)	(638)
Change in short-term investments, net	(6,780)	(1,547)
Change in other investments, net	(420)	105
(Acquisition) disposition of operations	(120)	6
Purchases of property and equipment, net	(153)	(212)
Net cash provided by (used in) investing activities	2,118	(919)
Cash flows from financing activities
Change in short-term debt, net	—	(12)
Proceeds from issuance of long-term debt	19	987
Repayment of long-term debt	—	(9)
Contractholder fund deposits	8,698	7,081
Contractholder fund withdrawals	(12,497)	(7,859)
Dividends paid	(668)	(680)
Treasury stock purchases	(1,318)	(3,025)
Shares reissued under equity incentive plans, net	31	103
Excess tax benefits on share-based payment arrangements	3	28
Other	(9)	51
Net cash used in financing activities	(5,741)	(3,335)
Net decrease in cash	(67)	(136)
Cash at beginning of period	422	443
Cash at end of period	$355	$307

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

The condensed consolidated financial statements and notes as of September 30, 2008, and for the three–month and nine–month periods ended September 30, 2008 and 2007 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 and FASB Staff Position No. FIN 48–1, Definition of Settlement in FASB Interpretation No. 48 (collectively “FIN 48”)

The FASB issued the interpretation in July 2006 and the related staff position in May 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities.  The tax benefit is measured as the largest benefit that is more than fifty–percent likely of being realized upon final settlement with the respective taxing authorities.  On January 1, 2007, the Company adopted the provisions of FIN 48, which were effective for fiscal years beginning after December 15, 2006.  No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48.  Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

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

In addition to the impacts of reporting the funded status of pension and other postretirement benefit plans and the related additional disclosures, SFAS No. 158 required reporting entities to conform plan measurement dates with the fiscal year–end reporting date.  The effective date of the guidance relating to the measurement date of the plans is for years ending after December 15, 2008.  The Company remeasured its plans as of January 1, 2008 to transition to a December 31 measurement date in 2008.  As a result, the Company recorded a decrease of $13 million, net of tax, to beginning retained income in 2008 representing the net periodic benefit cost for the period between October 31, 2007 and December 31, 2007 and a decrease of $80 million, net of tax, to beginning accumulated other comprehensive income in 2008 to reflect changes in the fair value of plan assets and the benefit obligations between October 31, 2007 and January 1, 2008, and for amortization of actuarial gains and losses and prior service cost between October 31, 2007 and December 31, 2007.

Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 109, Written Loan Commitments That are Recorded At Fair Value Through Earnings (“SAB 109”)

In October 2007, the SEC issued SAB 109, a replacement of SAB 105, “Application of Accounting Principles to Loan Commitments”.  SAB 109 is applicable to both loan commitments accounted for under SFAS No. 133, and other loan commitments for which the issuer elects fair value accounting under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SAB 109 states that the expected net future cash flows related to the servicing of a loan should be included in the fair value measurement of a loan commitment accounted for at fair value through earnings.  The expected net future cash flows associated with loan servicing should be determined in accordance with the guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, as amended by SFAS No. 156, “Accounting for Servicing of Financial Assets”.  SAB 109 should be applied on a prospective basis to loan commitments accounted for under SFAS No. 133 that were issued or modified in fiscal quarters beginning after December 15, 2007.  Earlier adoption was not

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

permitted.  The adoption of SAB 109 did not have a material impact on the Company’s results of operations or financial position.

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”)

In September 2006, the FASB issued SFAS No. 157, which redefines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements.  SFAS No. 157 establishes a three–level hierarchy for fair value measurements based upon the nature of the inputs to the valuation of an asset or liability.  SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. 157–2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157–2”), which permits the deferral of the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized or disclosed at fair value on a recurring and non–recurring basis as of January 1, 2008.  Consistent with the provisions of FSP FAS 157–2, the Company decided to defer the adoption of SFAS No. 157 for non–financial assets and liabilities measured at fair value on a non–recurring basis until January 1, 2009.  In October 2008, the FASB issued FASB Staff Position No. FAS 157–3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157–3”), which clarifies the application of SFAS 157 in a market that is not active.  The Company adopted the provisions of FSP FAS 157–3 as of September 30, 2008.  The adoption of SFAS No. 157 and FSP FAS 157–3 did not have a material effect on the Company’s results of operations or financial position (see Note 4).

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

Pending accounting standards

 SFAS No. 141(R), Business Combinations (“SFAS No. 141R”)

In December 2007, the FASB issued SFAS No. 141R which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”).  Among other things, SFAS No. 141R broadens the scope of SFAS No. 141 to include all transactions where an acquirer obtains control of one or more other businesses; retains the guidance to recognize intangible assets separately from goodwill; requires, with limited exceptions, that all assets acquired and liabilities assumed, including certain of those that arise from contractual contingencies, be measured at their acquisition date

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

fair values; requires most acquisition and restructuring–related costs to be expensed as incurred; requires that step acquisitions, once control is acquired, be recorded at the full amounts of the fair values of the identifiable assets, liabilities and the noncontrolling interest in the acquiree; and replaces the reduction of asset values and recognition of negative goodwill with a requirement to recognize a gain in earnings.  The provisions of SFAS No. 141R are effective for fiscal years beginning after December 15, 2008 and are to be applied prospectively only.  Early adoption is not permitted. The Company will apply the provisions of SFAS No. 141R as required when effective.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”)

In December 2007, the FASB issued SFAS No. 160 which clarifies that a noncontrolling interest in a subsidiary is that portion of the subsidiary’s equity that is attributable to owners of the subsidiary other than its parent or parent’s affiliates.  Noncontrolling interests are required to be reported as equity in the consolidated financial statements and as such net income will include amounts attributable to both the parent and the noncontrolling interest with disclosure of the amounts attributable to each on the face of the consolidated statement of operations.  SFAS No. 160 requires that all changes in a parent’s ownership interest in a subsidiary when control of the subsidiary is retained, be accounted for as equity transactions.  In contrast, when control over a subsidiary is relinquished and the subsidiary is deconsolidated, SFAS No. 160 requires a parent to recognize a gain or loss in net income as well as provide certain associated expanded disclosures.  SFAS No. 160 is effective as of the beginning of a reporting entity’s first fiscal year beginning after December 15, 2008.  Early adoption is prohibited.  SFAS No. 160 requires prospective application as of the beginning of the fiscal year in which the standard is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented.  The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s results of operations or financial position.

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

FASB Staff Position No. FAS 133–1 and FIN 45–4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133–1 and FIN 45–4”)

In September 2008, the FASB issued FSP FAS 133–1 and FIN 45–4, which amends SFAS No. 133, and FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), to both enhance and synchronize the disclosure requirements of the two statements with respect to the potential for adverse effects of changes in credit risk on the financial statements of the sellers of credit derivatives and certain guarantees.  SFAS No. 133 was amended to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  FIN 45 was amended to require an additional disclosure about the current status of the payment/performance risk of a guarantee.  The FSP clarifies the FASB’s intent that the disclosures required by SFAS No. 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008.  The provisions of this FASB staff position that amend SFAS No. 133 and FIN 45 are effective for reporting periods ending after November 15, 2008; therefore, the disclosure requirements, which have no impact to the Company’s results of operations or financial position, will be adopted at December 31, 2008.

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

The computation of basic and diluted earnings per share is presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data)	2008	2007	2008	2007

Numerator:
Net (loss) income	$(923)	$978	$(550)	$3,876

Denominator:
Weighted average common shares outstanding	540.1	581.1	549.5	600.5
Effect of dilutive potential common shares:
Stock options	—	2.2	—	2.8
Unvested restricted stock units	—	1.8	—	1.8
Weighted average common and dilutive potential common shares outstanding	540.1	585.1	549.5	605.1

Earnings per share – Basic:	$(1.71)	$1.70	$(1.00)	$6.45
Earnings per share – Diluted:	$(1.71)	$1.70	$(1.00)	$6.41

As a result of the 2008 net loss for third quarter and year–to–date, weighted average dilutive potential common shares outstanding resulting from stock options of 0.4 million and 0.7 million, respectively, and unvested restricted stock units of 2.2 million in both periods were not included in the computation of diluted earnings per share for the three–month and nine–month periods ended September 30, 2008 since inclusion of these securities would have an anti–dilutive effect.  In the absence of the net loss, weighted average common and dilutive potential common shares outstanding would have totaled 542.7 million and 552.4 million for the three–month and nine–month periods ended September 30, 2008, respectively.

The effect of dilutive potential common shares does not include the effect of options with an anti–dilutive effect on earnings per share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti–dilutive effect.  Options to purchase 20.4 million and 4.5 million Allstate common shares, with exercise prices ranging from $45.32 to $65.38 and $52.23 to $65.38, were outstanding at September 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share for the three–month periods.  Options to purchase 18.5 million and 4.3 million Allstate common shares, with exercise prices ranging from $45.32 to $65.38 and $52.23 to $65.38, were outstanding at September 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share for the nine–month periods.

3.  Supplemental Cash Flow Information

Non–cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities and limited partnerships, totaled $20 million and $122 million for the nine–month periods ended September 30, 2008 and 2007, respectively.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Liabilities for collateral received in conjunction with the Company’s securities lending and other business activities and for funds received from the Company’s security repurchase business activities are reported in either other liabilities and accrued expenses or other investments in the Condensed Consolidated Statements of Financial Position.  As permitted under FSP FIN 39–1, the amount of cash collateral netted and reclassified to other investments against the net derivative positions was $115 million as of September 30, 2008.  The accompanying cash flows are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which are as follows:

	Nine months ended September 30,
($ in millions)	2008	2007
Net change in fixed income securities	$526	$(621)
Net change in short–term investments	1,236	254
Operating cash flow provided (used)	1,762	(367)
Net change in cash	3	2
Net change in proceeds managed	$1,765	$(365)

Liabilities for collateral and security repurchase, beginning of year	$(3,461)	$(4,144)
Liabilities for collateral and security repurchase, end of period	(1,696)	(4,509)
Operating cash flow (used) provided	$(1,765)	$365

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

In determining fair value, the Company principally uses the market approach which generally utilizes market transaction data for the same or similar instruments.  To a lesser extent, the Company uses the income approach which involves determining fair values from discounted cash flow methodologies.  SFAS No. 157 establishes a hierarchy for inputs used in determining fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Financial assets and financial liabilities recorded on the Condensed Consolidated Statements of Financial Position at fair value as of September 30, 2008 are categorized in the fair value hierarchy based on the reliability of inputs to the valuation techniques as follows:

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

b)  Quoted prices for identical or similar assets or liabilities in non–active markets; or

c)  Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability

Level 3:  Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect the Company’s estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

The availability of observable inputs varies by instrument. In situations where fair value is based on internally developed pricing models or inputs that are unobservable in the market, the determination of fair value requires more judgment.  The degree of judgment exercised by the Company in determining fair value is typically greatest for instruments categorized in Level 3. In many instances, valuation inputs used to measure fair value fall into different levels of the fair value hierarchy.  The category level in the fair value hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

  Certain financial assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans and policy loans.  Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting measurement is reflected in the condensed consolidated financial statements.  In addition, equity options embedded in fixed income securities are not disclosed in the hierarchy with free–standing derivatives as the embedded derivatives are presented with the host contract in fixed income securities.

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities on a Recurring Basis

Level 1 Measurements

Fixed income securities:  U.S. treasuries are in Level 1 and valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

Equity securities:  Comprise actively traded, exchange–listed U.S. and international equity securities. Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

Short–term:  Comprise actively traded money market funds that have daily quoted net asset values for identical assets that the Company can access.

Separate account assets:  Comprise actively traded mutual funds that have daily quoted net asset values for identical assets that the Company can access.  Net asset values for the actively traded mutual funds in which the separate account assets are invested are obtained daily from the fund managers.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Level 2 Measurements

Fixed income securities:

Corporate, including privately placed:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.  Also includes privately placed securities totaling $4.1 billion which have market—observable external ratings from independent third party rating agencies.

Municipal:  Externally rated municipals are valued based on inputs including quoted prices for identical or similar assets in markets that are not active.  Included in municipals are $47 million of auction rate securities (“ARS”) other than those backed by student loans.  ARS backed by student loans are included in Level 3.

U.S. government and agencies:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

CMBS:  Valuation is principally based on inputs including quoted prices for identical or similar assets in markets that are not active.

Preferred stock; MBS; Foreign government; ABS – credit card, auto and student loans:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

Equity securities:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

Short–term:  Commercial paper and other short–term investments are valued based on quoted prices for identical or similar assets in markets that are not active or amortized cost.

Other investments:  Free–standing exchange listed derivatives that are not actively traded are valued based on quoted prices for identical instruments in markets that are not active.

OTC derivatives, including interest rate swaps, foreign currency swaps, foreign exchange forward contracts, certain credit default swaps, and commodity swaps, are valued using models that rely on inputs such as interest rate yield curves, currency rates, adjustment for counterparty credit risks, and commodity prices that are observable for substantially the full term of the contract.  The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.

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

Corporate privately placed:  Valued based on non–binding broker quotes and models that are widely accepted in the financial services industry and use internally assigned credit ratings as inputs and instrument specific inputs.  Instrument specific inputs used in internal fair value determinations include coupon rate, weighted average life, sector of the issuer and call provisions.  Privately placed securities are categorized as Level 3 as a result of the significance of non–market observable inputs.  The $10.7 billion of privately placed fixed income securities included in Level 3 primarily comprise $9.0 billion valued using an internal model and $1.5 billion valued using non–binding broker quotes.  The internally modeled securities are valued based on internal ratings, which are not observable in the market.  Multiple internal ratings comprise a National Association of Insurance Commissioners (“NAIC”) rating category and when used in the internal model provide a more refined determination of fair value.  The Company’s internal ratings are primarily consistent with the NAIC ratings which are generally updated annually.

ABS residential mortgage–backed securities (“ABS RMBS”); Alt-A residential mortgage–backed securities (“Alt-A”):  ABS RMBS and Alt-A are principally valued based on inputs including quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements.  Certain ABS RMBS and Alt-A are valued based on non–binding broker quotes.  Due to the reduced availability of

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all ABS RMBS and Alt-A are categorized as Level 3.

Other collateralized debt obligations (“CDO”); ABS collateralized debt obligations (“ABS CDO”):  Valued based on non–binding broker quotes received from brokers who are familiar with the investments.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all collateralized loan obligations (“CLO”), ABS CDO, and synthetic collateralized debt obligations are categorized as Level 3.

CMBS; Commercial real estate collateralized debt obligations (“CRE CDO”):  CRE CDO, which are reported as CMBS, and other CMBS, are valued based on non–binding broker quotes and are categorized as Level 3.

Municipal:  ARS primarily backed by student loans totaling $1.8 billion that have become illiquid due to failures in the auction market and municipal bonds totaling $916 million that are not rated by third party credit rating agencies but are generally rated by the NAIC are included in Level 3.  ARS backed by student loans are valued based on a discounted cash flow model with certain inputs to the valuation model that are significant to the valuation, but are not market observable, including estimates of future coupon rates if auction failures continue, maturity assumptions, and illiquidity premium.  Non–rated municipal bonds are valued based on valuation models that are widely accepted in the financial services industry and require projections of future cash flows that are not market–observable, and are categorized as Level 3 as a result of the significance of non–market observable inputs.

Other investments:  Certain free–standing OTC derivatives, such as caps, floors, certain credit default swaps and OTC options (including swaptions), are valued using valuation models that are widely accepted in the financial services industry.  Inputs include non–market observable inputs such as volatility assumptions that are significant to the valuation of the instruments.

Contractholder funds:  Derivatives embedded in annuity contracts are valued internally using models widely accepted in the financial services industry that determine a single best estimate of fair value for the embedded derivatives within a block of contractholder liabilities.  The models use stochastically determined cash flows based on the contractual elements of embedded derivatives and other applicable market data.  These are categorized as Level 3 as a result of the significance of non–market observable inputs.

Financial Assets and Financial Liabilities on a Non–recurring Basis

Mortgage loans, limited partnership interests and other investments written–down to fair value in connection with recognizing other–than–temporary impairments are primarily valued using valuation models that are widely accepted in the financial services industry.  Inputs include non–market observable inputs such as credit spreads.  At September 30, 2008, mortgage loans, limited partnership interests and other investments with a fair value of $270 million were included in the fair value hierarchy in Level 3 since they were subject to remeasurement at fair value during the third quarter of 2008.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring and non–recurring basis as of September 30, 2008:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Other valuations and	Balance as of September 30,
($ in millions)	(Level 1)	(Level 2)	(Level 3)	netting	2008
Financial assets
Fixed income securities	$1,011	$55,060	$19,937		$76,008
Equity securities	3,856	295	77		4,228
Short–term investments	377	7,852	—		8,229
Other investments:
Free–standing derivatives	—	552	66		618
Total recurring basis assets	5,244	63,759	20,080		89,083
Non–recurring basis	—	—	270		270
Valued at cost, amortized cost or using the equity method				$16,022	16,022
Counterparty and cash collateral netting (1)				(392)	(392)
Total investments	5,244	63,759	20,350	15,630	104,983
Separate account assets	10,603	—	—	—	10,603
Other assets	11	—	2	—	13
Total financial assets	$15,858	$63,759	$20,352	$15,630	$115,599
% of Total financial assets	13.7%	55.2%	17.6%	13.5%	100.0%

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(46)	$(42)		$(88)
Other liabilities:
Free–standing derivatives	—	(461)	(71)		(532)
Non–recurring basis	—	—	—		—
Counterparty and cash collateral netting (1)				$277	277
Total financial liabilities	$—	$(507)	$(113)	$277	$(343)
% of Total financial liabilities	—%	147.8%	32.9%	(80.7)%	100.0%

(1)

In accordance with FSP FIN 39–1, the Company nets all fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral executed with the same counterparty under a master netting agreement.  At September 30, 2008, the right to reclaim cash collateral was offset by securities held, and the obligation to return collateral was $115 million.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of changes in fair value during the three–month period ended September 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at September 30, 2008.

		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in Net Income for
($ in millions)	Balance as of June 30, 2008	Net Income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of September 30, 2008		instruments still held at September 30, 2008 (4)
Financial assets
Fixed income securities	$22,287	$(596)	$(955)	$(1,028)	$229	$19,937		$(572)
Equity securities	75	(98)	19	(31)	112	77		(61)
Other investments:
Free–standing derivatives, net	(19)	(67)	—	81	—	(5	)(2)	(14)
Total investments	22,343	(761)	(936)	(978)	341	20,009	(3)	(647)
Other assets	2	—	—	—	—	2		—
Total recurring Level 3 financial assets	$22,345	$(761)	$(936)	$(978)	$341	$20,011		$(647)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(20)	$(23)	$—	$1	$—	$(42)		$(23)
Total recurring Level 3 financial liabilities	$(20)	$(23)	$—	$1	$—	$(42)		$(23)

(1)

The amounts above total $(784) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(818) million in realized capital gains and losses; $58 million in net investment income; $(1) million in interest credited to contractholder funds; and $(23) million in life and annuity contract benefits.

(2)	Comprises $66 million of financial assets and $(71) million of financial liabilities.

(3)	Comprises $20.08 billion of investments and $(71) million of free–standing derivatives included in financial liabilities.

(4)

The amounts above represent gains and losses included in net income for the period of time that the financial asset or financial liability was determined to be in Level 3. These gains and losses total $(670) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(705) million in realized capital gains and losses; $58 million in net investment income; and $(23) million in life and annuity contract benefits.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of changes in fair value during the nine–month period ended September 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at September 30, 2008.

		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in Net Income for
($ in millions)	Balance as of January 1, 2008	Net Income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of September 30, 2008		instruments still held at September 30, 2008 (4)
Financial assets
Fixed income securities	$24,372	$(1,755)	$(1,674)	$(2,927)	$1,921	$19,937		$(1,343)
Equity securities	129	(103)	10	18	23	77		(62)
Other investments:
Free–standing derivatives, net	10	(109)	—	94	—	(5	)(2)	(2)
Total investments	24,511	(1,967)	(1,664)	(2,815)	1,944	20,009	(3)	(1,407)
Other assets	2	—	—	—	—	2		—
Total recurring Level 3 financial assets	$24,513	$(1,967)	$(1,664)	$(2,815)	$1,944	$20,011		$(1,407)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$4	$(47)	$—	$1	$—	$(42)		$(47)
Total recurring Level 3 financial liabilities	$4	$(47)	$—	$1	$—	$(42)		$(47)

(1)

The amounts above total $(2.01) billion and are reported in the Condensed Consolidated Statements of Operations as follows: $(2.05) billion in realized capital gains and losses; $86 million in net investment income; $(5) million in interest credited to contractholder funds; and $(47) million in life and annuity contract benefits.

(2)	Comprises $66 million of financial assets and $(71) million of financial liabilities.

(3)	Comprises $20.08 billion of investments and $(71) million of free–standing derivatives included in financial liabilities.

(4)

The amounts above represent gains and losses included in net income for the period of time that the financial asset or financial liability was determined to be in Level 3. These gains and losses total $(1.45) billion and are reported in the Condensed Consolidated Statements of Operations as follows: $(1.47) billion in realized capital gains and losses; $65 million in net investment income; $(1) million in interest credited to contractholder funds; and $(47) million in life and annuity contract benefits.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2008	2007	2008	2007

Property–liability insurance premiums earned	$267	$338	$891	$1,034
Life and annuity premiums and contract charges	223	242	682	719

Property–liability insurance claims and claims expense and life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance recovery amounts shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2008	2007	2008	2007

Property–liability insurance claims and claims expense	$402	$128	$522	$331
Life and annuity contract benefits	243	180	605	498
Interest credited to contractholder funds	14	12	32	36

Property–Liability

During the second quarter of 2008, the Company entered into several reinsurance agreements effective in June 2008, including a Texas agreement that provides for coverage for Allstate Protection personal property excess catastrophe losses in Texas for hurricane catastrophe losses effective June 18, 2008 to June 17, 2011, and four separate agreements for Allstate Floridian Insurance Company and its subsidiaries (“Allstate Floridian”) that provide coverage for personal property excess catastrophe losses in Florida effective June 1, 2008 to May 31, 2009.  The Florida agreements coordinate coverage with the Florida Hurricane Catastrophe Fund.

7.  Company Restructuring

The Company undertakes various programs to reduce expenses.  These programs generally involve a reduction in staffing levels, and in certain cases, office closures.  Restructuring and related charges include employee termination and relocation benefits, and post–exit rent expenses in connection with these programs, and non–cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program and the Company’s 2006 voluntary termination offer.  The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $10 million and $2 million for the three–month periods ended September 30, 2008 and 2007, respectively, and $4 million and $5 million for the nine–month periods ended September 30, 2008 and 2007, respectively.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table illustrates the changes in the restructuring liability during the nine–month period ended September 30, 2008:

($ in millions)	Employee costs	Exit costs	Total liability

Balance at the beginning of the year	$23	$2	$25
Expense incurred	12	1	13
Adjustments to liability	(13)	—	(13)
Payments applied against liability	(11)	(2)	(13)
Balance at the end of the period	$11	$1	$12

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

Guarantees

The Company provides residual value guarantees on Company leased automobiles.  If all outstanding leases were terminated effective September 30, 2008, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $18 million at September 30, 2008.  The remaining term of each residual value guarantee is equal to the term of the underlying lease that range from less than one year to three years.  Historically, the Company has not made any material payments pursuant to these guarantees.

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $195 million at September 30, 2008.  The obligations associated with these fixed income securities expire at various times during the next six years.

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2008.

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

The National Association of Insurance Commissioners has initiated a multi-state examination of Allstate’s claims handling practices and has designated Florida, Illinois, Iowa and NewYork as lead states.  Allstate intends to cooperate with the examiners.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

•                  Due to the complexity and scope of the matters disclosed in the “Proceedings” subsection below and the many uncertainties that exist, the ultimate outcome of these matters cannot be reasonably predicted.  In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period.  However, based on information currently known to it, management believes that the ultimate outcome of all matters described below, as they are resolved over time, is not likely to have a material adverse effect on the financial position of the Company.

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

•                  Six members of the Mississippi Windstorm Underwriters Association (“MWUA”) have filed two separate lawsuits against the MWUA board members and the companies they represent, including an Allstate subsidiary, alleging that the Board purchased insufficient reinsurance to protect the MWUA members.  One of these lawsuits (filed by four MWUA members) is pending in federal court and was filed as a class action.  In that case, Plaintiffs’ motion for class certification has been denied.  Discovery as to the individual plaintiffs’ claims is ongoing.  After the court denied class certification in the first case, two MWUA members that are not named plaintiffs in the first case filed another lawsuit which is currently pending in Mississippi state court.  Plaintiffs have not yet served the defendants in the state court action.

•                  In a putative class action in Louisiana, the federal trial court ruled that Allstate’s and other insurers’ flood, water and negligent construction exclusions do not preclude coverage for damage caused by flooding in the New Orleans area to the extent it was caused by human negligence in the design, construction and/or maintenance of the levees.  Allstate and other insurers pursued an interlocutory appeal and in June 2007 the United States Court of Appeals for the Fifth Circuit reversed the trial court’s ruling.  The matter has been remanded to the trial court for further proceedings, which have been consolidated along with other putative class and individual actions brought against the Company and other insurers, challenging the adjustment and settlement of Hurricane Katrina claims.  In a case in Louisiana state court involving a similar challenge to the flood exclusion of another carrier, the Louisiana Supreme Court issued its ruling in April 2008 that the flood exclusion is clear and unambiguous, and therefore valid and enforceable regardless of whether the source of the flooding was natural or man–made.  The Louisiana Supreme Court has denied plaintiffs’ motion for reconsideration of its ruling.  In light of the Louisiana Supreme Court’s ruling, the federal trial court has issued an order that all claims for insurance coverage for flood damage, where the policy has a flood exclusion, are

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

dismissed.  The Louisiana Supreme Court has denied the plaintiffs’ motion for reconsideration of the federal court’s dismissal.

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

•                  Private plaintiffs have filed qui tam actions under the Federal False Claims Act against Allstate and certain other insurers in Louisiana and Mississippi federal courts regarding claims that they administered under the federally funded National Flood Insurance Program.  The basic allegations are that insurers and engineering firms falsely or fraudulently identified the cause of Hurricane Katrina related property damage as “flood” so that those claims would be paid through the National Flood Insurance Program.  The action brought in federal court in Louisiana has been dismissed.  Plaintiffs are appealing that dismissal.  In the Mississippi action, the Court granted plaintiffs’ motion to voluntarily dismiss Allstate.

The various suits described above seek a variety of remedies, including actual and/or punitive damages in unspecified amounts and/or declaratory relief.  The Company has been vigorously defending these suits and other matters related to Hurricanes Katrina and Rita.

In addition, the Company had been providing documents to federal and state authorities conducting investigations into the insurance industry’s handling of claims in the aftermath of Hurricanes Katrina and Rita, including a federal grand jury sitting in the Southern District of Mississippi.  The Assistant U.S. Attorney has requested the Company to provide additional information with respect to claim handling.  The Company is in the process of gathering this information.  Other insurers have received similar subpoenas and requests for information.

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

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

•                  The EEOC also filed another lawsuit in 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit).  In EEOC II, in 2006, the court granted partial summary judgment to the EEOC.  Although the court did not determine that the Company was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether the Company had reasonable factors other than age to support the rehire policy.  In June 2008, the Eighth Circuit Court of Appeals affirmed summary judgment in the EEOC’s favor.  In September 2008, the Court of Appeals granted the Company’s petition for rehearing en banc and vacated its earlier decision affirming the trial court’s grant of summary judgment in favor of the EEOC.  The Court of Appeals then dismissed the appeal, determining that it lacked jurisdiction to consider the appeal at this stage in the litigation.

•                  The Company is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization.  Plaintiffs allege that they were constructively discharged so that Allstate could avoid paying ERISA and other benefits offered under the reorganization.  They claim that the constructive discharge resulted from the implementation of agency standards, including mandatory office hours and a requirement to have licensed staff available during business hours.  The court approved the form of class notice which was sent to approximately 1,800 potential class members in November 2007.  Fifteen individuals opted out.  The Company’s motions for judgment on the pleadings were partially granted.  In May 2008, the Court granted summary judgment in Allstate’s favor on all class claims.  Plaintiffs moved for reconsideration and in the alternative to decertify the class.  Allstate opposed this motion and filed a motion for summary judgment with respect to the remaining non–class claim.  In August 2008, the court denied plaintiffs’ motion to reconsider and to decertify the class.

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

Allstate is defending a certified 13–state class action challenging the method by which Allstate discloses installment fees.  The plaintiffs contend that installment fees must be disclosed on the insurance policy itself, which would include the declarations page, because the fees allegedly meet the legal definition of “premium.”  Plaintiffs seek repayment of installment fees since October 1996.  The New Mexico trial court had initially certified the 13–state class in 2005.  In 2007, the class, except for New Mexico, was set aside on appeal.  In June 2008, the New Mexico Supreme Court reinstated the 13–state class of Allstate policyholders who paid installment fees from October 1996 to present.  The Court has denied the Company’s motion for reconsideration.  The matter now is pending before the trial court.

Other Matters

Various other legal, governmental, and regulatory actions, including state market conduct exams, and other governmental and regulatory inquiries are currently pending that involve the Company and specific aspects of its conduct of business.  Like other members of the insurance industry, the Company is the target of a number of class action

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Shareholder Derivative Suit

In January 2008, a shareholder derivative action was filed, purportedly on behalf of The Allstate Corporation, against the members of its Board of Directors, in the United States District Court for the Northern District of Illinois, Eastern Division.  This derivative action alleges breaches of fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets in connection with Allstate’s actions to protect certain documents from public disclosure in litigation and regulatory proceedings.  The complaint further alleges wrongdoing with respect to Allstate’s claim handling.  According to the allegations, the director defendants conspired to approve or permit these alleged wrongs to occur and participated in efforts to conceal them from Allstate’s stockholders.  Plaintiff alleges that these actions have resulted in a variety of sanctions and adverse orders being entered against Allstate by various courts and the Florida Office of Insurance Regulation.  The complaint seeks an unspecified amount of damages.  In August 2008, the court granted the defendants’ motion to dismiss the complaint.  The deadlines for the Plaintiff to file a motion to amend the complaint or to file a notice of appeal have passed.  Accordingly, the shareholder derivative action is concluded.

Asbestos and environmental

Allstate’s reserves for asbestos claims were $1.24 billion and $1.30 billion, net of reinsurance recoverables of $709 million and $752 million, at September 30, 2008 and December 31, 2007, respectively.  Reserves for environmental claims were $208 million and $232 million, net of reinsurance recoverables of $59 million and $107 million, at September 30, 2008 and December 31, 2007, respectively.  Approximately 64% and 63% of the total net asbestos and environmental reserves at September 30, 2008 and December 31, 2007, respectively, were for incurred but not reported estimated losses.

Management believes its net loss reserves for asbestos, environmental and other discontinued lines exposures are appropriately established based on available facts, technology, laws and regulations.  However, establishing net loss reserves for asbestos, environmental and other discontinued lines claims is subject to uncertainties that are greater than those presented by other types of claims.  The ultimate cost of losses may vary materially from recorded amounts, which are based on management’s best estimate.  Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure and unresolved legal issues regarding policy coverage; unresolved legal issues regarding the determination, availability and timing of exhaustion of policy limits; plaintiffs’ evolving and expanding theories of liability; availability and collectibility of recoveries from reinsurance; retrospectively determined premiums and other contractual agreements; estimates of the extent and timing of any contractual liability; the impact of bankruptcy protection sought by various asbestos producers and other asbestos defendants; and other uncertainties. There are also complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are covered, or were ever intended to be covered, and could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements.  Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean–up costs represent insured property damage. Management believes these issues are not likely to be resolved in the near future, and the ultimate cost may vary materially from the amounts currently recorded resulting in an increase in loss reserves.  In addition, while the Company believes that improved actuarial techniques and databases have assisted in its ability to estimate asbestos, environmental, and other discontinued lines net loss reserves, these refinements may subsequently prove to be inadequate indicators of the extent of probable losses.  Due to the uncertainties and factors described above, management believes it is not practicable to develop a meaningful range for any such additional net loss reserves that may be required.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Income Taxes

A net deferred tax asset of $2.05 billion was recorded as of September 30, 2008, which included $2.28 billion relating to unrealized and realized net capital losses that have not yet been recognized for income tax purposes.  Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized based on the Company’s assessment that the deductions ultimately recognized for tax purposes will be able to be fully utilized.

During the second quarter of 2008, the Company settled a case involving its 2003 and 2004 federal income tax returns at the Internal Revenue Service Appeals Office.  Settlement of the examination of these tax years resulted in a $57 million decrease to the liability for unrecognized tax benefits.

The liability balance for unrecognized tax benefits at September 30, 2008 was $20 million.  The Company believes it is reasonably possible that the liability balance will not significantly increase or decrease within the next twelve months.  Because of the impact of deferred tax accounting, recognition of previously unrecognized tax benefits is not expected to impact the effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense.  During the nine months ended September 30, 2008, the balance of interest expense accrued with respect to unrecognized tax benefits decreased to $1 million from $7 million at January 1, 2008 due to the Appeals settlement for 2003 and 2004.  $4 million of this reduction has been recognized in income tax expense.  No amounts have been accrued for penalties.

10.  Components of Net Periodic Pension and Postretirement Benefit Costs

The components of net periodic cost for the Company’s pension and postretirement benefit plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2008	2007	2008	2007

Pension benefits
Service cost	$36	$41	$109	$121
Interest cost	78	78	235	233
Expected return on plan assets	(100)	(89)	(300)	(265)
Amortization of:
Prior service costs	(1)	—	(2)	(1)
Net loss	10	29	28	87
Settlement loss	14	3	36	25
Net periodic pension benefit cost	$37	$62	$106	$200

Postretirement benefits
Service cost	$5	$6	$14	$18
Interest cost	14	16	43	49
Amortization of:
Prior service costs	—	—	1	(1)
Net gain	(6)	—	(18)	—
Net periodic postretirement benefit cost	$13	$22	$40	$66

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  Business Segments

Summarized revenue data for each of the Company’s business segments are as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2008	2007	2008	2007
Revenues
Property–Liability
Property–liability insurance premiums earned
Standard auto	$4,265	$4,287	$12,848	$12,791
Non–standard auto	270	322	844	1,002
Homeowners	1,577	1,566	4,685	4,722
Other personal lines	673	644	1,922	1,932
Allstate Protection	6,785	6,819	20,299	20,447
Discontinued Lines and Coverages	—	—	—	—
Total property–liability insurance premiums earned	6,785	6,819	20,299	20,447
Net investment income	386	474	1,287	1,482
Realized capital gains and losses	(634)	250	(1,066)	1,131
Total Property–Liability	6,537	7,543	20,520	23,060

Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	100	70	293	210
Immediate annuities with life contingencies	25	32	91	161
Accident, health and other	103	97	305	280
Total life and annuity premiums	228	199	689	651
Interest–sensitive life insurance	227	231	662	678
Fixed annuities	13	19	39	56
Variable annuities	—	—	1	1
Total contract charges	240	250	702	735
Total life and annuity premiums and contract charges	468	449	1,391	1,386
Net investment income	937	1,086	2,895	3,212
Realized capital gains and losses	(599)	(127)	(1,996)	—
Total Allstate Financial	806	1,408	2,290	4,598

Corporate and Other
Service fees	2	3	7	8
Net investment income	32	43	111	114
Realized capital gains and losses	(55)	(2)	(96)	6
Total Corporate and Other before reclassification of service fees	(21)	44	22	128
Reclassification of service fees (1)	(2)	(3)	(7)	(8)
Total Corporate and Other	(23)	41	15	120
Consolidated Revenues	$7,320	$8,992	$22,825	$27,778

(1)	For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial performance data for each of the Company’s reportable segments are as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2008	2007	2008	2007
Net income
Property–Liability
Underwriting income
Allstate Protection	$(857)	$688	$(61)	$2,544
Discontinued Lines and Coverages	(8)	(71)	(18)	(36)
Total underwriting income	(865)	617	(79)	2,508
Net investment income	386	474	1,287	1,482
Income tax benefit (expense) on operations	230	(319)	(237)	(1,209)
Realized capital gains and losses, after–tax	(412)	163	(690)	733
Property–Liability net (loss) income	(661)	935	281	3,514

Allstate Financial
Life and annuity premiums and contract charges	468	449	1,391	1,386
Net investment income	937	1,086	2,895	3,212
Periodic settlements and accruals on non–hedge derivative financial instruments	9	12	25	36
Contract benefits and interest credited to contractholder funds	(1,022)	(1,058)	(3,043)	(3,191)
Operating costs and expenses and amortization of deferred policy acquisition costs	(274)	(273)	(764)	(766)
Restructuring and related charges	—	(1)	—	—
Income tax expense on operations	(30)	(68)	(155)	(220)
Operating income	88	147	349	457
Realized capital gains and losses, after–tax	(390)	(82)	(1,298)	—
Deferred policy acquisition costs and deferred sales inducements accretion (amortization) relating to realized capital gains and losses, after–tax	110	11	283	(4)
Reclassification of periodic settlements and accruals on non–hedge financial instruments, after–tax	(6)	(8)	(16)	(23)
Gain (loss) on disposition of operations, after–tax	2	2	(4)	4
Allstate Financial net (loss) income	(196)	70	(686)	434

Corporate and Other
Service fees (1)	2	3	7	8
Net investment income	32	43	111	114
Operating costs and expenses (1)	(92)	(98)	(279)	(276)
Income tax benefit on operations	28	26	79	78
Operating loss	(30)	(26)	(82)	(76)
Realized capital gains and losses, after–tax	(36)	(1)	(63)	4
Corporate and Other net loss	(66)	(27)	(145)	(72)
Consolidated net (loss) income	$(923)	$978	$(550)	$3,876

(1)	For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  Other Comprehensive Income

The components of other comprehensive (loss) income on a pre–tax and after–tax basis are as follows:

	Three months ended September 30,
	2008			2007
($ in millions)	Pre–tax	Tax	After– tax	Pre–tax	Tax	After– tax

Unrealized net holding (losses) gains arising during the period, net of related offsets	$(3,050)	$1,068	$(1,982)	$227	$(80)	$147
Less: reclassification adjustment of realized capital gains and losses	(1,202)	421	(781)	310	(109)	201
Unrealized net capital gains and losses	(1,848)	647	(1,201)	(83)	29	(54)
Unrealized foreign currency translation adjustments	(26)	9	(17)	36	(13)	23
Net funded status of pension and other postretirement benefit obligation	6	(2)	4	22	(8)	14
Other comprehensive (loss) income	$(1,868)	$654	(1,214)	$(25)	$8	(17)
Net (loss) income			(923)			978
Comprehensive (loss) income			$(2,137)			$961

	Nine months ended September 30,
	2008			2007
($ in millions)	Pre–tax	Tax	After– tax	Pre–tax	Tax	After– tax

Unrealized net holding (losses) gains arising during the period, net of related offsets	$(6,286)	$2,200	$(4,086)	$55	$(19)	$36
Less: reclassification adjustment of realized capital gains and losses	(2,650)	927	(1,723)	1,129	(395)	734
Unrealized net capital gains and losses	(3,636)	1,273	(2,363)	(1,074)	376	(698)
Unrealized foreign currency translation adjustments	(48)	17	(31)	74	(26)	48
Net funded status of pension and other postretirement benefit obligation	(105)	34	(71)	72	(3)	69
Other comprehensive (loss) income	$(3,789)	$1,324	(2,465)	$(928)	$347	(581)
Net (loss) income			(550)			3,876
Comprehensive (loss) income			$(3,015)			$3,295

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Allstate Corporation

Northbrook, IL

We have reviewed the accompanying condensed consolidated statements of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of September 30, 2008, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2008, which report includes an explanatory paragraph relating to a change in the Company’s method of accounting for uncertainty in income taxes and accounting for deferred acquisition costs associated with internal replacements in 2007 and defined pension and other postretirement plans in 2006, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
November 4, 2008

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

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

HIGHLIGHTS

•                  Consolidated net loss was $923 million in the third quarter of 2008 compared to net income of $978 million in the third quarter of 2007, and a net loss of $550 million in the first nine months of 2008 compared to net income of $3.88 billion in the first nine months of 2007.  Net loss per diluted share was $1.71 in the third quarter of 2008 compared to net income per diluted share of $1.70 in the third quarter of 2007.  Net loss per diluted share was $1.00 in the first nine months of 2008 compared to net income per diluted share of $6.41 in the first nine months of 2007.

•                  Property-Liability had a net loss of $661 million in the third quarter of 2008 compared to net income of $935 million in the third quarter of 2007, and a net income of $281 million in the first nine months of 2008 compared to net income of $3.51 billion in the first nine months of 2007.

•                  The Property-Liability combined ratio was 112.7 in the third quarter of 2008 compared to 91.0 in the third quarter of 2007 and 100.4 in the first nine months of 2008 compared to 87.7 in the first nine months of 2007.

•                  Catastrophe losses in the third quarter of 2008 totaled $1.82 billion compared to $343 million in the third quarter of 2007, and $3.08 billion in the first nine months of 2008 compared to $937 million in the first nine months of 2007.  The effect of catastrophe losses on the combined ratio was 26.8 points and 5.0 points in the third quarter of 2008 and 2007, respectively, and 15.2 points and 4.6 points in the first nine months of 2008 and 2007, respectively.

•                  Allstate Financial had a net loss of $196 million in the third quarter of 2008 compared to net income of $70 million in the third quarter of 2007, and a net loss of $686 million in the first nine months of 2008 compared to net income of $434 million in the first nine months of 2007.

•                  Total revenues were $7.32 billion in the third quarter of 2008 compared to $8.99 billion in the third quarter of 2007, and $22.83 billion in the first nine months of 2008 compared to $27.78 billion in the first nine months of 2007.

•                  Property-Liability premiums earned decreased 0.5% to $6.79 billion in the third quarter of 2008 from $6.82 billion in the third quarter of 2007, and 0.7% to $20.30 billion in the first nine months of 2008 from $20.45 billion in the first nine months of 2007.

•                  Realized capital losses were $1.29 billion and $3.16 billion in the third quarter and first nine months of 2008, respectively, compared to realized capital gains of $121 million and $1.14 billion in the third quarter and first nine months of 2007, respectively.

•                  Investments as of September 30, 2008 decreased 11.8% to $104.98 billion from $118.98 billion as of December 31, 2007.  Net investment income decreased 15.5% to $1.36 billion in the third quarter of 2008 from $1.60 billion in the third quarter of 2007, and 10.7% to $4.29 billion in the first nine months of 2008 from $4.81 billion in the first nine months of 2007.

•                  Book value per diluted share decreased 16.0% to $31.44 as of September 30, 2008 from $37.45 as of September 30, 2007, and decreased 18.5% from $38.58 as of December 31, 2007.

•                  For the twelve months ended September 30, 2008, return on the average of beginning and ending period shareholders’ equity decreased 22.1 points to 1.1% from 23.2% for the twelve months ended September 30, 2007.

•                  To further enhance our liquidity and capital levels, we suspended our $2.00 billion share repurchase program and do not plan to complete it by our original target date of March 2009.  We will re-evaluate this program as market conditions develop in 2009.  The number of shares repurchased under the program was 9.9 million shares for $449 million during the three months ended September 30, 2008, and 22.5 million shares for $1.07 billion during the nine months ended September 30, 2008.

CONSOLIDATED NET (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007

Revenues
Property-liability insurance premiums earned	$6,785	$6,819	$20,299	$20,447
Life and annuity premiums and contract charges	468	449	1,391	1,386
Net investment income	1,355	1,603	4,293	4,808
Realized capital gains and losses	(1,288)	121	(3,158)	1,137
Total revenues	7,320	8,992	22,825	27,778

Costs and expenses
Property-liability insurance claims and claims expense	(5,971)	(4,509)	(15,423)	(12,943)
Life and annuity contract benefits	(418)	(371)	(1,210)	(1,185)
Interest credited to contractholder funds	(586)	(685)	(1,773)	(2,007)
Amortization of deferred policy acquisition costs	(980)	(1,170)	(3,014)	(3,539)
Operating costs and expenses	(814)	(785)	(2,334)	(2,246)
Restructuring and related charges	(10)	(2)	(4)	(5)
Interest expense	(88)	(90)	(264)	(245)
Total costs and expenses	(8,867)	(7,612)	(24,022)	(22,170)

Gain (loss) on disposition of operations	3	6	(6)	8
Income tax benefit (expense)	621	(408)	653	(1,740)
Net (loss) income	$(923)	$978	$(550)	$3,876

Property-Liability	$(661)	$935	$281	$3,514
Allstate Financial	(196)	70	(686)	434
Corporate and Other	(66)	(27)	(145)	(72)
Net (loss) income	$(923)	$978	$(550)	$3,876

PROPERTY-LIABILITY HIGHLIGHTS

•             Premiums written, an operating measure that is defined and reconciled to premiums earned on page 34, decreased 1.5% to $6.97 billion in the third quarter of 2008 from $7.08 billion in the third quarter of 2007, and 1.6% to $20.28 billion in the first nine months of 2008 from $20.62 billion in the first nine months of 2007.  Allstate brand standard auto premiums written in the third quarter of 2008 decreased 0.7% to $4.05 billion in the third quarter of 2008 from $4.08 billion in the third quarter of 2007.  Allstate brand standard auto premiums written decreased slightly in the first nine months of 2008 to $12.08 billion from $12.09 billion in the same period of 2007.  Allstate brand homeowners premiums written decreased 0.9% to $1.58 billion in the third quarter of 2008 from $1.59 billion in the third quarter of 2007, and decreased 1.2% to $4.29 billion in the first nine months of 2008 from $4.35 billion in the first nine months of 2007.

•                  Premium operating measures and statistics contributing to the overall Allstate brand standard auto premiums written decline were the following:

•                  1.1% decrease in policies in force (“PIF”) as of September 30, 2008 compared to September 30, 2007

•                  0.5 point decline in the six month renewal ratio to 88.9% in the third quarter of 2008 compared to 89.4% in the third quarter of 2007, and 0.7 point decline in the six month renewal ratio to 89.0% in the first nine months of 2008 compared to 89.7% in the first nine months of 2007

•                  0.9% increase in the six month policy term average gross premium before reinsurance to $427 in the third quarter of 2008 from $423 in the third quarter of 2007, and 1.4% increase in the six month policy term average gross premium before reinsurance to $427 in the first nine months of 2008 from $421 in the first nine months of 2007

•                  2.7% and 7.9% decrease in new issued applications in the third quarter and first nine months of 2008, respectively, compared to the same periods of 2007

•                  Premium operating measures and statistics contributing to the overall Allstate brand homeowners premiums written decline were the following:

•                  4.0% decrease in PIF as of September 30, 2008 compared to September 30, 2007

•                  1.0 point increase in the twelve month renewal ratio to 87.3% in the third quarter of 2008 compared to 86.3% in the third quarter of 2007, and 0.1 point increase in the twelve month renewal ratio to 86.8% in the first nine months of 2008 compared to 86.7% in the first nine months of 2007

•                  0.7% increase in the twelve month policy term average gross premium before reinsurance to $852 in the third quarter of 2008 from $846 in the third quarter of 2007, and 1.5% increase in the twelve month policy term average gross premium before reinsurance to $861 in the first nine months of 2008 from $848 in the first nine months of 2007

•                  23.4% and 25.9% decrease in new issued applications in the third quarter and first nine months of 2008, respectively, compared to the same periods of 2007

•                  $49 million decrease in catastrophe reinsurance costs to $146 million in the third quarter of 2008 from $195 million in the third quarter of 2007, and a $28 million decrease in catastrophe reinsurance costs to $535 million in the first nine months of 2008 from $563 million in the first nine months of 2007

•             The Allstate brand standard auto loss ratio increased 0.9 points to 66.7 in the third quarter of 2008 from 65.8 in the third quarter of 2007, and 2.1 points to 66.4 in the first nine months of 2008 from 64.3 in the first nine months of 2007.  Standard auto property damage gross claim frequency (rate of claim occurrence per policy in force) decreased 11.8% and 6.2% in the third quarter and first nine months of 2008, respectively, from the same periods of 2007, and bodily injury gross claim frequency decreased 13.7% and 9.2% in the third quarter and first nine months of 2008, respectively, from the same periods of 2007.  Claim severities (average paid cost per claim) for auto property damage and bodily injury decreased 0.3% and increased 6.4%, respectively, in the third quarter of 2008, and increased 2.2% and 7.3%, respectively, in the first nine months of 2008 from the same periods of 2007.

•             The Allstate brand homeowners loss ratio, which includes catastrophes, increased 89.7 points to 158.1 in the third quarter of 2008 from 68.4 in the third quarter of 2007, and 44.9 points to 108.6 in the first nine months of 2008 from 63.7 in the first nine months of 2007.  The effect of catastrophe losses on the Allstate brand homeowners loss ratio totaled 106.2 and 58.3 in the third quarter and first nine months of 2008, respectively, compared to 19.8 and 16.6 in the third quarter and first nine months of 2007, respectively.  Homeowner gross claim frequency, excluding catastrophes, increased 6.6% and 7.3% in the third quarter and first nine months of 2008, respectively, from the same periods of 2007.  Claim severity for homeowners, excluding catastrophes, decreased 4.2% and 0.4% in the third quarter and first nine months of 2008, respectively, from the same periods of 2007.

•             Catastrophe losses in the third quarter of 2008 totaled $1.82 billion compared to $343 million in the third quarter of 2007, and $3.08 billion in the first nine months of 2008 compared to $937 million in the first nine months of 2007.  Catastrophe losses for the third quarter and first nine months of 2008 include estimates of losses for Hurricanes Ike and Gustav of $944 million and $459 million, respectively, among other events.  The catastrophe losses for Hurricane Ike reflect reinsurance recoverables of $246 million.  Hurricane Ike catastrophe losses included $325 million related to states other than Texas.  Impact of prior year reserve reestimates on catastrophe losses was $3 million favorable and $125 million unfavorable in the third quarter and first nine months of 2008, respectively, compared to an unfavorable impact of $57 million and $101 million in the third quarter and first nine months of 2007, respectively.

•             Prior year reserve reestimates netted to zero, including $3 million favorable related to catastrophes, in the third quarter of 2008 compared to $52 million unfavorable, including $57 million unfavorable related to catastrophes, in the same period of 2007; and $110 million unfavorable, including $125 million unfavorable related to catastrophes, in the first nine months of 2008 compared to $220 million favorable, including $101 million unfavorable related to catastrophes, in the same period of 2007.

•             Reserve additions for asbestos totaled $8 million in the third quarter of 2008 compared to $6 million in the same period of 2007.  No reserve additions for environmental were recorded in the third quarter of 2008 compared to $63 million in the same period of 2007.

•             Property-Liability had an underwriting loss of $865 million in the third quarter of 2008 compared to underwriting income of $617 million in the third quarter of 2007, and an underwriting loss of $79 million in the first nine months of 2008 compared to underwriting income of $2.51 billion in the first nine months of 2007.  The combined ratio was 112.7 in the third quarter of 2008 compared to 91.0 in the third quarter of 2007, and 100.4 in the first nine months of 2008 compared to 87.7 in the first nine months of 2007.  Underwriting (loss) income, a measure not based on accounting principles generally accepted in the United States of America (“GAAP”), is defined below.

•             Investments as of September 30, 2008 decreased 18.4% to $33.39 billion from $40.91 billion as of December 31, 2007.  Net investment income decreased 18.6% to $386 million in the third quarter of 2008 from $474 million in the third quarter of 2007, and 13.2% to $1.29 billion in the first nine months of 2008 from $1.48 billion in the first nine months of 2007.

•             Net realized capital losses were $634 million in the third quarter of 2008 compared to net realized capital gains of $250 million in the third quarter of 2007, and net realized capital losses were $1.07 billion in the first nine months of 2008 compared to net realized capital gains of $1.13 billion in the first nine months of 2007.

PROPERTY-LIABILITY OPERATIONS

Overview  Our Property-Liability operations consist of two business segments: Allstate Protection and Discontinued Lines and Coverages.  Allstate Protection comprises two brands, the Allstate brand and Encompass® brand.  Allstate Protection is principally engaged in the sale of personal property and casualty insurance, primarily private passenger auto and homeowners insurance, to individuals in the United States and Canada.  Discontinued Lines and Coverages includes results from insurance coverage that we no longer write and results for certain commercial and other businesses in run-off.  These segments are consistent with the groupings of financial information that management uses to evaluate performance and to determine the allocation of resources.

Underwriting (loss) income, a measure that is not based on GAAP and is reconciled to net (loss) income on page 33, is calculated as premiums earned, less claims and claims expense (“losses”), amortization of deferred policy acquisition costs (“DAC”), operating costs and expenses and restructuring and related charges, as determined using GAAP.  We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results.  It is also an integral component of incentive compensation.  It is useful for investors to evaluate the components of income separately and in the aggregate when reviewing performance.  Net (loss) income is the GAAP measure most directly comparable to underwriting (loss) income.  Underwriting (loss) income should not be considered as a substitute for net (loss) income and does not reflect the overall profitability of the business.

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

Summarized financial data, a reconciliation of underwriting (loss) income to net (loss) income and GAAP operating ratios for our Property-Liability operations are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except ratios)	2008	2007	2008	2007

Premiums written	$6,966	$7,075	$20,283	$20,623

Revenues
Premiums earned	$6,785	$6,819	$20,299	$20,447
Net investment income	386	474	1,287	1,482
Realized capital gains and losses	(634)	250	(1,066)	1,131
Total revenues	6,537	7,543	20,520	23,060

Costs and expenses
Claims and claims expense	(5,971)	(4,509)	(15,423)	(12,943)
Amortization of DAC	(991)	(1,025)	(3,002)	(3,081)
Operating costs and expenses	(678)	(667)	(1,949)	(1,910)
Restructuring and related charges	(10)	(1)	(4)	(5)
Total costs and expenses	(7,650)	(6,202)	(20,378)	(17,939)

Income tax benefit (expense)	452	(406)	139	(1,607)
Net (loss) income	$(661)	$935	$281	$3,514

Underwriting (loss) income	$(865)	$617	$(79)	$2,508
Net investment income	386	474	1,287	1,482
Income tax benefit (expense) on operations	230	(319)	(237)	(1,209)
Realized capital gains and losses, after-tax	(412)	163	(690)	733
Net (loss) income	$(661)	$935	$281	$3,514

Catastrophe losses (1)	$1,816	$343	$3,082	$937

GAAP operating ratios
Claims and claims expense ratio	88.0	66.1	76.0	63.3
Expense ratio	24.7	24.9	24.4	24.4
Combined ratio	112.7	91.0	100.4	87.7
Effect of catastrophe losses on combined ratio	26.8	5.0	15.2	4.6
Effect of prior year reserve reestimates on combined ratio	—	0.8	0.6	(1.1)
Effect of restructuring and related charges on combined ratio	0.1	—	—	—
Effect of Discontinued Lines and Coverages on combined ratio	0.1	1.1	0.1	0.1

(1) Reserve reestimates included in catastrophe losses totaled $3 million favorable in the three months ended September 30, 2008 and $125 million unfavorable in the nine months ended September 30, 2008, compared to $57 million and $101 million unfavorable in the three months and nine months ended September 30, 2007, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007

Premiums written:
Allstate Protection	$6,966	$7,075	$20,283	$20,623
Discontinued Lines and Coverages	—	—	—	—
Property-Liability premiums written	6,966	7,075	20,283	20,623
Increase in unearned premiums (1)	(181)	(277)	(41)	(199)
Other (1)	—	21	57	23
Property-Liability premiums earned	$6,785	$6,819	$20,299	$20,447

Premiums earned:
Allstate Protection	$6,785	$6,819	$20,299	$20,447
Discontinued Lines and Coverages	—	—	—	—
Property-Liability	$6,785	$6,819	$20,299	$20,447

(1)  Nine months ended September 30, 2008 includes $44 million in unearned premiums related to June 27, 2008 acquisition of Partnership Marketing Group.

ALLSTATE PROTECTION SEGMENT

Premiums written by brand are shown in the following tables.

	Three Months Ended September 30,
	Allstate brand		Encompass brand		Allstate Protection
($ in millions)	2008	2007	2008	2007	2008	2007
Standard auto	$4,050	$4,079	$264	$296	$4,314	$4,375
Non-standard auto	257	293	8	15	265	308
Homeowners	1,576	1,590	126	145	1,702	1,735
Other personal lines (1)	654	625	31	32	685	657
Total	$6,537	$6,587	$429	$488	$6,966	$7,075

	Nine Months Ended September 30,
	Allstate brand		Encompass brand		Allstate Protection
($ in millions)	2008	2007	2008	2007	2008	2007
Standard auto	$12,084	$12,086	$806	$859	$12,890	$12,945
Non-standard auto	792	914	31	54	823	968
Homeowners	4,292	4,346	368	415	4,660	4,761
Other personal lines (1)	1,821	1,849	89	100	1,910	1,949
Total	$18,989	$19,195	$1,294	$1,428	$20,283	$20,623

(1)  Other personal lines include commercial lines, condominium, renters, involuntary auto and other personal lines.

Premiums earned by brand are shown in the following tables.

	Three Months Ended September 30,
	Allstate brand		Encompass brand		Allstate Protection
($ in millions)	2008	2007	2008	2007	2008	2007
Standard auto	$3,993	$4,004	$272	$283	$4,265	$4,287
Non-standard auto	261	304	9	18	270	322
Homeowners	1,453	1,429	124	137	1,577	1,566
Other personal lines	643	612	30	32	673	644
Total	$6,350	$6,349	$435	$470	$6,785	$6,819

	Nine Months Ended September 30,
	Allstate brand		Encompass brand		Allstate Protection
($ in millions)	2008	2007	2008	2007	2008	2007
Standard auto	$12,018	$11,941	$830	$850	$12,848	$12,791
Non-standard auto	809	942	35	60	844	1,002
Homeowners	4,299	4,304	386	418	4,685	4,722
Other personal lines	1,828	1,829	94	103	1,922	1,932
Total	$18,954	$19,016	$1,345	$1,431	$20,299	$20,447

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
•

Average premium-gross written: Gross premiums written divided by issued item count. Gross premiums written do not include the impacts from mid-term premium adjustments, ceded reinsurance premiums, or premium refund accruals. Allstate brand average gross premiums represent the appropriate policy term for each line, which is 6 months for standard and non-standard auto and 12 months for homeowners. Encompass brand average gross premiums represent the appropriate policy term for each line, which is 12 months for standard auto and homeowners and 6 months for non-standard auto.

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

Allstate Protection standard auto premiums written decreased 1.4% to $4.31 billion in the three months ended September 30, 2008 from $4.38 billion in the same period of 2007 and 0.4% to $12.89 billion during the first nine months of 2008 from $12.95 billion in the first nine months of 2007.

	Allstate brand		Encompass brand(2)
Standard auto	2008	2007	2008	2007
Three Months Ended September 30,
PIF (thousands)	18,012	18,218	1,118	1,097
Average premium-gross written (1)	$427	$423	$962	$973
Renewal ratio (%)(1)	88.9	89.4	74.2	75.2

Nine Months Ended September 30,
PIF (thousands)	18,012	18,218	1,118	1,097
Average premium-gross written (1)	$427	$421	$962	$972
Renewal ratio (%)(1)	89.0	89.7	74.4	74.8

(1) Policy term is six months for Allstate brand and twelve months for Encompass brand.

(2) Premium operating measures and statistics exclude the discontinuation of a large national broker arrangement.

Allstate brand standard auto premiums written decreased 0.7% to $4.05 billion in the three months ended September 30, 2008 from $4.08 billion in the same period of 2007 and decreased slightly in the first nine months of 2008 to $12.08 billion from $12.09 billion in the same period of 2007 due to declines in PIF, partially offset by increases in average gross premium.    The 1.1% decrease in Allstate brand standard auto PIF as of September 30, 2008 compared to September 30, 2007 was due to a lower renewal ratio and lower new business production.  New issued applications decreased 2.7% on a countrywide basis to 468 thousand in the third quarter of 2008 from 481 thousand in the third quarter of 2007 and 7.9% to 1,369 thousand during the first nine months of 2008 from 1,486 thousand in the first nine months of 2007.  Allstate brand standard auto average gross premium increased 0.9% for the three months ended September 30, 2008 and 1.4% in the first nine months of 2008 compared to same periods of 2007, primarily due to rate changes.  The Allstate brand standard auto renewal ratio declined 0.5 points in the third quarter of 2008 and 0.7 points in the first nine months of 2008 compared to the same periods of 2007 due to competitive conditions.

Encompass brand standard auto premiums written decreased 10.8% to $264 million in the three months ended September 30, 2008 from $296 million in the same period of 2007 and 6.2% to $806 million during the first nine months of 2008 from $859 million in the first nine months of 2007 due to the discontinuation of a large national broker arrangement. Encompass brand standard auto premiums written excluding the terminated national broker’s business decreased 2.9% to $264 million in the three months ended September 30, 2008 from $272 million in the same period of 2007 and 0.5% to $789 million during the first nine months of 2008 from $793 million in the first nine months of 2007.  The 1.9% increase in Encompass brand standard auto PIF as of September 30, 2008 compared to September 30, 2007 was due to higher new business production, primarily driven by the rollout of the Encompass EdgeSM product.  Encompass brand standard auto average gross premium decreased 1.1% for the three months ended September 30, 2008 and 1.0% in the first nine months of 2008 compared to the same periods of 2007 due to a shift in the mix of business toward policies with basic coverages and fewer features, partially offset by rate changes.

Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued.  The following table shows the net rate changes that were approved for standard auto during the three-month and nine-month periods ended September 30, 2008 and 2007.  These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a state.

	Three Months Ended September 30,
	# of States		Countrywide (%) (1)		State specific (%) (2) (3)
Standard auto	2008	2007	2008	2007	2008	2007
Allstate brand	12	14	0.6	0.5	3.8	4.6
Encompass brand	14	1	1.3	(0.1)	11.0	(5.0)

	Nine Months Ended September 30,
	# of States		Countrywide (%) (1)		State specific (%) (2) (3)
	2008	2007	2008	2007	2008	2007
Allstate brand (4)	30	24	1.1	1.3	1.9	4.2
Encompass brand	32	10	2.4	(0.2)	4.6	(0.6)

(1)

Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2008 and 2007, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)

Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2008 and 2007, respectively, as a percentage of total prior year-end premiums written in those states.

(3)

Based on historical premiums written in those states, rate changes approved for standard auto totaled $113 million and $193 million for the three months and nine months ended September 30, 2008, respectively, compared to $78 million and $193 million for the three months and nine months ended September 30, 2007, respectively.

(4)

Excluding the impact of a 15.9% rate reduction in California related to an order effective in April 2008, the Allstate brand standard auto rate change is 6.1% on a state specific basis and 2.8% on a countrywide basis for the nine months ended September 30, 2008. We estimate that this rate decrease will have an impact of $68 million on premiums written and $55 million on underwriting income during the remainder of 2008.

Allstate Protection non-standard auto premiums written decreased 14.0% to $265 million in the three months ended September 30, 2008 from $308 million in the same period of 2007 and 15.0% to $823 million during the first nine months of 2008 from $968 million during the first nine months of 2007.

	Allstate brand		Encompass brand
Non-standard auto	2008	2007	2008	2007
Three Months Ended September 30,
PIF (thousands)	767	856	45	65
Average premium-gross written	$625	$623	$423	$531
Renewal ratio (%)	73.8	75.6	70.9	63.8

Nine Months Ended September 30,
PIF (thousands)	767	856	45	65
Average premium-gross written	$625	$616	$478	$525
Renewal ratio (%)	74.1	76.5	68.0	65.4

Allstate brand non-standard auto premiums written decreased 12.3% to $257 million in the three months ended September 30, 2008 from $293 million in the same period of 2007 and 13.3% to $792 million during the first nine months of 2008 from $914 million in the first nine months of 2007 due to declines in PIF, partially offset by increases in average gross premium.  PIF decreased 10.3% as of September 30, 2008 compared to September 30, 2007 as new business production was insufficient to offset declines in the renewal ratio and polices available to renew.  Allstate brand non-standard auto new issued applications increased 13.9% on a countrywide basis to 82 thousand in the third quarter of 2008 from 72 thousand in the third quarter of 2007 and 11.8% to 246 thousand during the first nine months of 2008 from 220 thousand in the first nine months of 2007.  Both increases were due to the continued rollout of our Allstate BlueSM product.  The renewal ratio decreased 1.8 points in the third quarter of

2008 and 2.4 points in the first nine months of 2008 compared to the same periods of 2007 due to competitive pressures and rate changes.  The Allstate brand non-standard auto average gross premium increased 0.3% for the three months ended September 30, 2008 and 1.5% in the first nine months of 2008 compared to the same periods of 2007 due to changes in the mix of customer segments resulting from the implementation of Allstate Blue.

Encompass brand non-standard auto premiums written decreased 46.7% to $8 million in the three months ended September 30, 2008 from $15 million in the same period of 2007 and 42.6% to $31 million during the first nine months of 2008 from $54 million in the first nine months of 2007 due to the decline in policies available to renew.  Encompass has discontinued writing non-standard auto new business in 19 states.

Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued.  The following table shows the net rate changes that were approved for non-standard auto during the three-month and nine-month periods ended September 30, 2008 and 2007.  These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a state.

	Three Months Ended September 30,
	# of States		Countrywide (%) (1)		State specific (%) (2) (3)
Non-standard auto	2008	2007	2008	2007	2008	2007
Allstate brand	2	3	—	(0.2)	0.6	(6.7)
Encompass brand	3	—	4.0	—	20.7	—

	Nine Months Ended September 30,
	# of States			Countrywide (%) (1)		State specific (%) (2) (3)
	2008		2007	2008	2007	2008	2007
Allstate brand	9	(4)	8	0.1	1.1	0.5	5.6
Encompass brand	3		7	4.0	8.1	20.7	14.6

(1)

Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2008 and 2007, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)

Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2008 and 2007, respectively, as a percentage of total prior year-end premiums written in those states.

(3)

Based on historical premiums written in those states, rate changes approved for non-standard auto totaled $3 million and $3 million for the three months and nine months ended September 30, 2008 compared to $(2) million and $22 million for the three months and nine months ended September 30, 2007, respectively.

(4)	Includes Washington, D.C.

Allstate Protection homeowners premiums written decreased 1.9% to $1.70 billion in the three months ended September 30, 2008 from $1.74 billion in the same period of 2007 and 2.1% to $4.66 billion during the first nine months of 2008 from $4.76 billion in the first nine months of 2007.

	Allstate brand		Encompass brand (1)
Homeowners	2008	2007	2008	2007
Three Months Ended September 30,
PIF (thousands)	7,326	7,632	457	492
Average premium- gross written (12 months)	$852	$846	$1,217	$1,189
Renewal ratio (%)	87.3	86.3	81.3	79.5

Nine Months Ended September 30,
PIF (thousands)	7,326	7,632	457	492
Average premium- gross written (12 months)	$861	$848	$1,202	$1,180
Renewal ratio (%)	86.8	86.7	80.9	79.8

(1) Premium operating measures and statistics exclude the discontinuation of a large national broker arrangement.

Allstate brand homeowners premiums written decreased 0.9% to $1.58 billion in the three months ended September 30, 2008 from $1.59 billion in the same period of 2007 and 1.2% to $4.29 billion during the first nine months of 2008 from $4.35 billion in the first nine months of 2007.  The decreases in both periods were due to a 4.0% decline in PIF, due to lower new issued applications and policies available to renew, partially offset by increases in average gross premium, reflecting rate changes, including those taken for our net cost of reinsurance.  New issued applications decreased 23.4% on a countrywide basis to 154 thousand in the third quarter of 2008 from 201 thousand in the third quarter of 2007 and 25.9% to 468 thousand during the first nine months of 2008 from 632 thousand in the first nine months of 2007.  The Allstate brand homeowners average gross premium increased 0.7% for the three months ended September 30, 2008 and 1.5% in the first nine months of 2008 compared to the same periods of 2007, primarily due to higher average renewal premiums related to increases in insured value and approved rate changes, including those taken for our net cost of reinsurance, partially offset by a shift in geographic mix as our catastrophe management actions reduce premiums written in areas with generally higher average gross premiums.  The Allstate brand homeowners renewal ratio increased 1.0 points in the third quarter of 2008 and 0.1 points in the first nine months of 2008 compared to the same periods of 2007 due to a reduction in risk mitigation impacts in catastrophe prone areas.

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

Our strategy to reduce risk in catastrophe prone areas will continue to impact new issued applications and the renewal ratio in 2008, although to a lesser degree than 2007.  Other examples of the impact of this strategy include our decision to cease writing new homeowners applications in California and to cease offering renewals on certain homeowners insurance policies in certain down-state locations in New York.

Encompass brand homeowners premiums written decreased 13.1% to $126 million in the three months ended September 30, 2008 from $145 million in the same period of 2007 and 11.3% to $368 million during the first nine months of 2008 from $415 million in the first nine months of 2007 due to a decline in PIF, and the discontinuation of a large national broker arrangement, partially offset by increases in average gross premium.  Encompass brand homeowners premiums written excluding the terminated national broker’s business decreased 7.4% to $126 million in the three months ended September 30, 2008 from $136 million in the same period of 2007 and 7.4% to $361 million during the first nine months of 2008 from $390 million in the first nine months of 2007.  The 7.1% decline in Encompass brand homeowners PIF as of September 30, 2008 compared to September 30, 2007 was primarily due to our catastrophe management actions in certain markets.  The Encompass brand homeowners average gross premium increased 2.4% for the three months ended September 30, 2008 and 1.9% in the first nine months of 2008 compared to the same periods of 2007 due to rate actions including those taken for our net cost of reinsurance.

Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued.  The following table shows the net rate changes that were approved for homeowners during the three-month and nine-month periods ended September 30, 2008 and 2007, including rate changes approved based on our net cost of reinsurance.

	Three Months Ended September 30,
	# of States		Countrywide (%) (1)		State specific (%) (2) (3)
Homeowners	2008	2007	2008	2007	2008	2007
Allstate brand (4) (5)	17	16	(3.1)	0.9	(11.5)	3.2
Encompass brand	12	4	0.5	0.5	2.3	3.5

	Nine Months Ended September 30,
	# of States		Countrywide (%) (1)		State specific (%) (2) (3)
	2008	2007	2008	2007	2008	2007
Allstate brand (4) (5)	33	31	(1.1)	3.6	(1.9)	5.9
Encompass brand (4)	25	24	1.8	2.3	4.0	4.4

(1)

Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2008 and 2007, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)

Represents the impact in the states where rate changes were approved during the three months and nine months ended September 30, 2008 and 2007, respectively, as a percentage of total prior year-end premiums written in those states.

(3)

Based on historical premiums written in those states, rate changes approved for homeowners totaled $(194) million and $(61) million for the three months and nine months ended September 30, 2008, respectively, compared to $62 million and $244 million for the three months and nine months ended September 30, 2007, respectively.

(4)	Includes Washington D.C.

(5)

Excluding the impact of a 28.5% rate reduction in California related to a resolution reached in the third quarter of 2008, the Allstate brand homeowners rate change is 3.9% on a state specific basis and 0.6% on a countrywide basis for the three months ended September 30, 2008. Excluding the impact of a 3.0% rate reduction in Texas related to a resolution reached in the second quarter of 2008 and a 28.5% rate reduction in California related to a resolution reached in the third quarter of 2008, the Allstate brand homeowners rate change is 5.9% on a state specific basis and 2.9% on a countrywide basis for the nine months ended September 30, 2008. We estimate that these rate decreases will have an impact of $58 million on premiums written and $13 million on underwriting income during the remainder of 2008.

Underwriting results are shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007

Premiums written	$6,966	$7,075	$20,283	$20,623
Premiums earned	6,785	6,819	20,299	20,447
Claims and claims expense	(5,965)	(4,439)	(15,410)	(12,912)
Amortization of DAC	(991)	(1,025)	(3,002)	(3,081)
Other costs and expenses	(676)	(666)	(1,944)	(1,905)
Restructuring and related charges	(10)	(1)	(4)	(5)
Underwriting (loss) income	$(857)	$688	$(61)	$2,544
Catastrophe losses	$1,816	$343	$3,082	$937

Underwriting (loss) income by line of business
Standard auto (1)	$364	$422	$1,238	$1,496
Non-standard auto	48	67	124	178
Homeowners	(1,237)	117	(1,415)	585
Other personal lines (1)	(32)	82	(8)	285
Underwriting (loss) income	$(857)	$688	$(61)	$2,544

Underwriting (loss) income by brand
Allstate brand	$(808)	$628	$(40)	$2,352
Encompass brand	(49)	60	(21)	192
Underwriting (loss) income	$(857)	$688	$(61)	$2,544

(1)

During the first quarter of 2008, $45 million of incurred but not reported (“IBNR”) losses were reclassified from standard auto to other personal lines to be consistent with the recording of excess liability policies’ premiums and losses.

Allstate Protection experienced an underwriting loss of $857 million during the three months ended September 30, 2008 compared to underwriting income of $688 million in the same period of 2007.  For the nine months ended September 30, 2008, Allstate Protection’s underwriting loss was $61 million compared to underwriting income of $2.54 billion for the same period in 2007.  The decrease in both periods was primarily due to higher catastrophe losses and for the nine months ended September 30, 2008 also related to favorable prior year reserve reestimates in the prior year, excluding catastrophes.

Catastrophe losses for the third quarter and the first nine months of 2008 were $1.82 billion and $3.08 billion, respectively, and include estimates of losses for Hurricanes Ike and Gustav among other events.  This compares to catastrophe losses for the third quarter and first nine months of 2007 of $343 million and $937 million, respectively.  Hurricane Ike is expected to be among the top three costliest U.S. hurricanes along with Hurricane Katrina of 2005 and Hurricane Andrew of 1992.  Losses from Hurricane Ike were incurred in multiple states.  Hurricane Ike losses in Texas were estimated to be $619 million, net of reinsurance, and losses in all other states, which primarily included losses in Ohio and Kentucky, were estimated to be $325 million.  Hurricane Gustav is also expected to be among the top 10 costliest U.S. hurricanes.  Catastrophe loss estimates include losses for approximately 172 thousand and 77 thousand claims for Hurricanes Ike and Gustav, respectively, on our auto, homeowners, commercial and other insurance products.  These estimated claim counts include 115 thousand and 58 thousand for Hurricanes Ike and Gustav, respectively, that have been reported as of October 10, 2008.

Catastrophe losses for the third quarter of 2008 also include assessments totaling $75 million from the Texas Windstorm Insurance Association (“TWIA”) for our estimated share of losses for Hurricanes Dolly and Ike.  We expect to recover $35 million of the assessment relating to Hurricane Ike through premium tax credits over the next five years, with the remaining $30 million from Ike recoverable under our reinsurance agreements.

We define a “catastrophe” as an event that produces pretax losses before reinsurance in excess of $1 million and involves multiple first party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time following the event.  Catastrophes are caused by various natural events including high winds, winter storms, tornadoes, hailstorms, wildfires, tropical storms, hurricanes, earthquakes, and volcanoes.  We are also exposed to man-made catastrophic events, such as certain acts of terrorism or industrial accidents.  The nature and level of catastrophes in any period cannot be predicted.

The following table presents our catastrophe losses related to events that occurred by the size of the event.

	Three months ended September 30, 2008
($ in millions)	Number of Events		Claims and Claims Expense		Combined ratio impact	Average Catastrophe Loss per Event
Size of Catastrophe
Greater than $250 million:
Hurricane Ike (net of recoveries)	1	2.9%	$944	52.0%	13.9	$944
Hurricane Gustav	1	2.9	459	25.3	6.8	459
$100 million to $250 million	—	—	—	—	—	—
$50 million to $100 million	1	2.9	64	3.5	1.0	64
Less than $50 million	32	91.3	274	15.1	4.0	9
Total	35	100.0%	$1,741	95.9	25.7	50
Prior year reserve reestimates			(3)	(0.2)	(0.1)
Prior quarter reserve reestimates			78	4.3	1.2
Total catastrophe losses			$1,816	100.0%	26.8

	Nine months ended September 30, 2008
($ in millions)	Number of Events		Claims and Claims Expense		Combined ratio impact	Average Catastrophe Loss per Event
Size of Catastrophe
Greater than $250 million:
Hurricane Ike (net of recoveries)	1	1.0%	$944	30.6%	4.6	$944
Hurricane Gustav	1	1.0	459	14.9	2.3	459
$100 million to $250 million	1	1.0	118	3.8	0.6	118
$50 million to $100 million	6	5.7	379	12.3	1.9	63
Less than $50 million	96	91.3	1,057	34.3	5.2	11
Total	105	100.0%	$2,957	95.9	14.6	28
Prior year reserve reestimates			125	4.1	0.6
Total catastrophe losses			$3,082	100.0%	15.2

In the period 1995 through September 30, 2008, we incurred catastrophe losses of $21.37 billion related to 894 events.  Of these total losses, 42.8% related to 11 events with losses greater than $250 million per event, 7.7% related to 11 events with losses between $100 million and $250 million per event, 11.0% related to 34 events with losses between $50 million and $100 million per event, and 38.5% related to 838 events with losses less than $50 million per event.

The following table presents our catastrophe losses incurred by the type of event.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2008	# Events	2007	# Events	2008	# Events	2007	# Events
Hurricanes/Tropical storms	$1,484	5	$12	3	$1,484	5	$12	3
Tornadoes	7	1	88	2	554	18	248	12
Wind/Hail	243	24	126	16	845	69	471	52
Other events	7	5	—	—	74	13	105	6
Prior year reserve reestimates	(3)		57		125		101
Prior quarter reserve reestimates	78		60		—		—

Total Catastrophe losses	$1,816	35	$343	21	$3,082	105	$937	73

Combined ratio  Loss ratios are a measure of profitability.  Loss ratios by product, and expense and combined ratios by brand, are shown in the following table.  These ratios are defined on page 32.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Effect of catastrophe losses on the loss ratio				Effect of catastrophe losses on the loss ratio
	2008	2007	2008	2007	2008	2007	2008	2007
Allstate brand loss ratio:
Standard auto	66.7	65.8	1.9	0.5	66.4	64.3	1.8	0.7
Non-standard auto	57.1	54.3	1.5	—	60.8	58.0	1.1	0.2
Homeowners	158.1	68.4	106.2	19.8	108.6	63.7	58.3	16.6
Other personal lines	77.0	63.1	17.1	4.1	70.1	60.2	11.2	4.8

Total Allstate brand loss ratio	88.2	65.6	27.3	5.2	76.1	63.5	15.5	4.7
Allstate brand expense ratio	24.5	24.5			24.1	24.1
Allstate brand combined ratio	112.7	90.1			100.2	87.6

Encompass brand loss ratio:
Standard auto (1)	71.0	61.5	1.1	0.4	62.5	61.2	1.1	0.5
Non-standard auto	77.8	66.7	—	—	77.2	75.0	—	—
Homeowners	113.7	55.5	62.9	9.5	83.4	53.4	34.5	10.3
Other personal lines (1)	66.6	37.5	6.7	—	123.4	51.5	6.4	2.9

Total Encompass brand loss ratio	83.0	58.3	19.1	3.0	73.2	58.8	11.0	3.5
Encompass brand expense ratio	28.3	28.9			28.4	27.8
Encompass brand combined ratio	111.3	87.2			101.6	86.6

Allstate Protection loss ratio	87.9	65.1	26.8	5.0	75.9	63.2	15.2	4.6
Allstate Protection expense ratio	24.7	24.8			24.4	24.4
Allstate Protection combined ratio	112.6	89.9			100.3	87.6

(1)         During the first quarter of 2008, $45 million of IBNR losses were reclassified from standard auto to other personal lines to be consistent with the recording of excess liability policies’ premiums and losses.

Standard auto loss ratio for the Allstate brand increased 0.9 points in the three months ended September 30, 2008 and 2.1 points during the first nine months of 2008 compared to the same periods of 2007 due to increased catastrophe losses in both periods and reduced prior year reserve reestimates for the nine months of 2008.  Excluding catastrophes, the underlying inflationary increase in severity was largely offset by declines in frequency, in part driven by the slumping economy and higher gas price impact on miles driven.  Standard auto loss ratio for the Encompass brand increased 9.5 points in the three months ended September 30, 2008 due to unfavorable prior year reserve reestimates in 2008 compared to favorable reestimates in 2007 and 1.3 points during the first nine months of 2008 compared to the same period of 2007.

Non-standard auto loss ratio for the Allstate brand increased 2.8 points in the three months ended September 30, 2008 and 2.8 points during the first nine months of 2008 compared to the same periods of 2007 due to lower favorable reserve reestimates related to prior years and increased catastrophe losses.  Non-standard auto loss ratio for the Encompass brand increased 11.1 points in the three months ended September 30, 2008 and 2.2 points during the first nine months of 2008 compared to the same periods of 2007.

Homeowners loss ratio for the Allstate brand increased 89.7 points to 158.1 in the three months ended September 30, 2008 from 68.4 in the same period of 2007, and 44.9 points to 108.6 in the first nine months of 2008 from 63.7 in the same period of 2007.  The Allstate brand homeowners loss ratio increases in both periods were largely attributable to higher catastrophe losses.  Excluding catastrophes, the increase in the Allstate Brand homeowners loss ratio in the third quarter of 2008 was driven by a 6.6% increase in gross claim frequency, which was partially offset by a 4.2% decrease in claim severity.  Homeowners loss ratio for the Encompass brand increased 58.2 points to 113.7 in the three months ended September 30, 2008 from 55.5 in the same period of 2007, and 30.0 points to 83.4 in the first nine months of 2008 from 53.4 in the same period of 2007.  The Encompass brand homeowners loss ratio increases in both periods were primarily due to higher catastrophe losses.

Expense ratio for Allstate Protection decreased 0.1 points in the three months ended September 30, 2008 compared to the same period of 2007 primarily due to lower amortization of DAC and employee related costs, including pension and incentive plans.  Expense ratio for Allstate Protection during the first nine months of 2008 was comparable to the same period of 2007.

The expense ratio for Encompass brand decreased 0.6 points in the three months ended September 30, 2008 compared to the same period of 2007 due to reduced agent compensation expenses and DAC amortization.  The expense ratio for Encompass brand increased 0.6 points during the first nine months of 2008 compared to the same period of 2007 primarily due to lower earned premiums as well as increased state fund assessments.

The impact of specific costs and expenses on the expense ratio are included in the following table.

	Three Months Ended September 30,
	Allstate brand		Encompass brand		Allstate Protection
	2008	2007	2008	2007	2008	2007

Amortization of DAC	14.2	14.7	19.7	20.1	14.6	15.0
Other costs and expenses	10.1	9.8	8.5	8.8	9.9	9.8
Restructuring and related charges	0.2	—	0.1	—	0.2	—
Total expense ratio	24.5	24.5	28.3	28.9	24.7	24.8

	Nine Months Ended September 30,
	Allstate brand		Encompass brand		Allstate Protection
	2008	2007	2008	2007	2008	2007

Amortization of DAC	14.4	14.7	20.0	19.9	14.8	15.1
Other costs and expenses	9.7	9.4	8.4	7.9	9.6	9.3
Restructuring and related charges	—	—	—	—	—	—
Total expense ratio	24.1	24.1	28.4	27.8	24.4	24.4

Catastrophe Management

We continue to take actions to maintain an appropriate level of exposure to catastrophic events, including the following:

•

We have reduced policies in force in all coastal management areas thereby lowering hurricane exposures. This includes Texas and Louisiana where the combination of reduced policies in force and ceded wind coverage in the coastal regions reducedour loss exposures to wind by 42% and 33%, respectively, below 2006 levels.

•

We have increased our utilization of wind storm pools, including in Texas where we are ceding all wind exposure related to insured property located in all wind pool eligible areas along the coast including the Galveston Islands.

•	We have ceased writing new business in California. We will continue to renew current policyholders and have a renewal ratio of approximately 90% in California.
•

Encompass Floridian Insurance and Encompass Floridian Indemnity Company filed a formal notification with the Florida Office of Insurance Regulation (“OIR”) to discontinue providing property insurance in the State of Florida. No further actions can be taken until the OIR has approved this action or the approval period has expired with approval automatically granted.

•	We ceased offering renewals on certain homeowners insurance policies in New York in certain down-state geographical locations. The level of non-renewals in New York is governed by state statute.

During the third quarter of 2008, the loss retention limits on our Texas catastrophe reinsurance agreements were surpassed.  Accordingly, during the third quarter of 2008, we recorded reinsurance recoverables of $246 million related to these agreements.

A reinsurance agreement with Willow Re Ltd., a Cayman Island insurance company, covers Allstate Protection personal property and auto excess catastrophe losses.  This agreement covers 34% of $745 million, our estimated share of estimated modified personal property industry catastrophe losses between $9.2 billion and $13.5 billion, or 34% of our catastrophe losses between $1.6 billion (initial trigger) and $2.3 billion (exhaustion point) in the states of New York, New Jersey and Connecticut.   Willow Re Ltd. issued principal-at-risk variable market rate notes of $250 million to collateralize hurricane catastrophe losses covered by this reinsurance agreement.  Willow Re Ltd. entered into a total return swap with Lehman Brothers Special Financing, Inc. which guaranteed the value of the collateral and a predetermined fixed rate of return to be paid to note holders.  Willow Re Ltd. terminated the total return swap in the third quarter of 2008 and, as a result, Willow Re Ltd’s ability to provide coverage up to the agreement’s $250 million reinsured limit is uncertain as it is subject to the fair value of the collateral at the time any claims would be payable.  We are considering various actions to resolve the situation including acquiring a replacement reinsurance cover.

In the second quarter of 2008, we completed our 2008 catastrophe reinsurance program by placing a Florida component and additional coverage in the state of Texas.  The Florida component of the reinsurance program is designed separately from the other components of the program to address the distinct needs of our separately capitalized legal entities in that state.

The Texas agreement provides coverage for Allstate Protection personal property excess catastrophe losses in Texas for hurricane catastrophe losses.  The agreement was placed with Willow Re Ltd., which completed an offering to unrelated investors for principal at risk, variable market rate notes of $250 million to collateralize hurricane catastrophe losses covered by this agreement.  Amounts payable under the reinsurance agreement will be based on an index created by applying predetermined percentages representing our market share to insured personal property industry losses in Texas as reported by Property Claim Services (“PCS”), a division of Insurance Services Offices, Inc., limited to our actual losses.  The limits on our Texas agreement are designed to replicate as close as possible 100% of $250 million, our estimated market share of estimated modified personal property industry catastrophe losses between $12.5 billion and $15.8 billion, or 100% of our catastrophe losses between $950 million (retention) and $1.2 billion (exhaustion point).

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

The terms, retentions and limits for Allstate’s additional catastrophe management reinsurance agreements, Texas and Allstate Floridian, are listed in the following table.

							Per
		% Placed					Occurrence
($ in millions)	Effective date	Yr 1	Yr 2	Yr 3	Reinstatements	Retention	limit

Texas(1)	6/18/2008	100	100	100	None	$950	$250

FHCF Retention(2)	6/1/2008	100	N/A	N/A	2 limits over 1-year term, prepaid	40	59

FHCF(3)	6/1/2008	90	N/A	N/A	Annual remeasurements with a first and second season coverage provision	99 for the 2 largest storms, 33 for all other storms	458

FHCF Sliver(4)	6/1/2008	100	N/A	N/A	2 limits over 1-year term, prepaid	99	10% co-participation of the FHCF recoveries estimated at 458, up to a limit of 46

FHCF Back-up(5)	6/1/2008	90	N/A	N/A	1 limit over 1-year term	Back-up for FHCF	458

FHCF Excess(6)	6/1/2008	100	N/A	N/A	2 limits over 1-year term, prepaid	In excess of the FHCF and FHCF Back-up agreements	99

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

We estimate that the total annualized cost of all catastrophe reinsurance programs for the year beginning June 1, 2008 will be approximately $660 million per year or $165 million per quarter.  This is compared to $920 million per year for our total annualized cost for the year beginning June 1, 2007, or an estimated annualized cost decrease of $260 million beginning June 1, 2008.  The estimated decrease is due in part to our reduced exposure in Florida following our non-renewal activities over the past two years.  The total cost of our reinsurance programs during 2007 was $216 million in the first quarter, $231 million in the second quarter, $227 million in the third quarter and $222 million in the fourth quarter of 2007.  The cost during 2008 was $227 million in the first quarter, $223 million in the second quarter, $164 million in the third quarter and is estimated to be $165 million in the fourth quarter.  We continue to attempt to capture our reinsurance cost in premium rates as allowed by state regulatory authorities.

Reserve reestimates  The table below shows net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2008 and 2007, and the effect of reestimates in each year.

	January 1 Reserves
($ in millions)	2008	2007
Auto	$10,175	$9,995
Homeowners	2,279	2,226
Other personal lines	2,131	2,235
Allstate Protection	$14,585	$14,456

Allstate brand	$13,456	$13,220
Encompass brand	1,129	1,236
Allstate Protection	$14,585	$14,456

	Three Months Ended September 30,				Nine Months Ended September 30,
	Reserve reestimate (1)(2)		Effect on combined ratio(2)		Reserve reestimate (1)(2)		Effect on combined ratio(2)
($ in millions, except ratios)	2008	2007	2008	2007	2008	2007	2008	2007
Auto (3)	$(27)	$(77)	(0.4)	(1.1)	$(94)	$(289)	(0.5)	(1.4)
Homeowners	20	49	0.3	0.7	116	71	0.6	0.4
Other lines (3)	—	11	—	0.1	74	(33)	0.4	(0.2)
Allstate Protection	$(7)	$(17)	(0.1)	(0.3)	$96	$(251)	0.5	(1.2)

Allstate brand	$(4)	$8	(0.1)	0.1	$90	$(184)	0.5	(0.9)
Encompass brand	(3)	(25)	—	(0.4)	6	(67)	—	(0.3)
Allstate Protection	$(7)	$(17)	(0.1)	(0.3)	$96	$(251)	0.5	(1.2)

(1)   Favorable reserve reestimates are shown in parenthesis.

(2)   Discontinued Lines and Coverages segment reserve reestimates in the three months ended September 30, 2008 totaled $7 million unfavorable compared to $69 million unfavorable in the three months ended September 30, 2007, and $14 million unfavorable in the first nine months of 2008 compared to $31 million unfavorable in the first nine months of 2007. The effect on the combined ratio totaled 0.1 in the three months ended September 30, 2008 compared to 1.1 in the three months ended September 30, 2007, and 0.1 in the first nine months of 2008 and 2007, respectively.

(3)   During the first quarter of 2008, $45 million of IBNR losses were reclassified from standard auto to other lines to be consistent with the recording of excess liability policies’ premiums and losses.

Allstate Protection prior year reserve reestimates totaled $7 million favorable in the three months ended September 30, 2008 and $96 million unfavorable in the nine months ended September 30, 2008, compared to $17 million and $251 million favorable in the three months and nine months ended September 30, 2007, respectively.  Prior year reserve reestimates included catastrophe reserve reestimates of $3 million favorable and $125 million unfavorable in the three months and nine months ended September 30, 2008, respectively, compared to $57 million and $101 million unfavorable in the three months and nine months ended September 30, 2007, respectively.  The unfavorable catastrophe reestimates in the nine months ended September 30, 2008 were primarily related to litigation in Louisiana for Hurricane Katrina. The 2007 catastrophe reestimates were primarily attributable to increased claim expense reserves for 2005 events.

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

Summarized underwriting results are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007

Premiums written	$—	$—	$—	$—

Premiums earned	$—	$—	$—	$—
Claims and claims expense	(6)	(70)	(13)	(31)
Operating costs and expenses	(2)	(1)	(5)	(5)
Underwriting loss	$(8)	$(71)	$(18)	$(36)

Underwriting losses of $8 million in the third quarter of 2008 and $18 million in the first nine months of 2008 were primarily related to an $8 million unfavorable reestimate of asbestos reserves and a $13 million unfavorable reestimate of other reserves, partially offset by a $16 million reduction of our bad debt allowance.   These changes occurred as we completed our annual review using established industry and actuarial “grounds up” best practices.  In the third quarter of 2007, unfavorable asbestos reserve reestimates totaled $6 million and unfavorable environmental reserves reestimates totaled $63 million.  Nine months ended September 30, 2007 included a $46 million reduction in the reinsurance recoverable valuation allowance related to Equitas Limited’s improved financial position as a result of its reinsurance coverage with National Indemnity Company.

Reserve additions for asbestos claims totaling $8 million in the third quarter of 2008 were primarily for products-related coverage.  Reserves for asbestos claims were $1.24 billion and $1.30 billion, net of reinsurance recoverables of $709 million and $752 million, at September 30, 2008 and December 31, 2007, respectively.  We continue to be encouraged that the pace of industry claim activity has slowed, reflecting various state legislative actions and increased legal scrutiny of the legitimacy of claims.  IBNR represent 65% of total net asbestos reserves, the same as at December 31, 2007.  IBNR provides for estimated probable future unfavorable reserve development of known claims and future reporting of additional unknown claims from current and new policyholders and ceding companies.  In the third quarter of 2007, our review resulted in reserve additions totaling $6 million primarily for products-related coverage.

For environmental exposures, our 2008 “grounds up” review resulted in essentially no change in estimated reserves as we experienced normal claim activity.  Reserves for environmental claims were $208 million and $232 million, net of reinsurance recoverables of $59 million and $107 million, at September 30, 2008 and December 31, 2007, respectively.  IBNR represents 62% of total net environmental reserves, seven points higher than at December 31, 2007.  In the third quarter of 2007, our review resulted in $63 million of unfavorable reserve reestimates related to site-specific remediations where the clean-up cost estimates and responsibility for the clean-up were more fully determined.

As of September 30, 2008, the allowance for uncollectible reinsurance was $168 million, or approximately 16% of total recoverables from reinsurers in the Discontinued Lines and Coverages segment, compared to $185 million or 16% of total recoverables as of December 31, 2007.

We believe that our reserves are appropriately established based on assessments of pertinent factors and characteristics of exposure (e.g. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, assuming no change in the legal, legislative or economic environment.

PROPERTY-LIABILITY INVESTMENT RESULTS

Net investment income decreased 18.6% in the third quarter of 2008 and 13.2% in the first nine months of 2008 compared to the same periods of 2007.  These decreases were principally due to lower average asset balances reflecting dividends paid by Allstate Insurance Company (“AIC”) to its parent, The Allstate Corporation (“the Corporation”), reduced portfolio yields and valuation losses on limited partnership interests accounted for in accordance with the equity method of accounting in the current year quarter compared to income in the prior year quarter.

Net realized capital gains and losses, after-tax are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007
Sales(1)	$(251)	$230	$(155)	$1,026
Impairment write-downs (2)	(242)	(5)	(468)	(13)
Change in intent write-downs (1) (3)	(179)	(4)	(451)	(37)
Valuation of derivative instruments	34	(40)	(57)	32
Settlements of derivative instruments	4	69	65	123
Realized capital gains and losses, pretax	(634)	250	(1,066)	1,131
Income tax benefit (expense)	222	(87)	376	(398)
Realized capital gains and losses, after-tax	$(412)	$163	$(690)	$733

(1)   To conform to the current period presentation, certain amounts in the prior periods have been reclassified.

(2)   Impairment write-downs reflect issue specific other-than-temporary declines in fair value, including instances where we could not reasonably assert that the recovery period would be temporary.

(3)   Change in intent write-downs reflects instances where we cannot assert a positive intent to hold until recovery.

For a further discussion of net realized capital gains and losses, see the Investments section of the MD&A.

ALLSTATE FINANCIAL HIGHLIGHTS

•      Net loss of $196 million and $686 million in the third quarter and first nine months of 2008, respectively, compared to net income of $70 million and $434 million in the third quarter and first nine months of 2007, respectively.

•      Net realized capital losses totaled $599 million and $2.00 billion in the third quarter and first nine months of 2008, respectively. Net realized capital losses totaled $127 million in the third quarter of 2007 and net to zero in the first nine months of 2007.

•      Contractholder fund deposits totaled $1.78 billion and $9.02 billion for the third quarter and first nine months of 2008, respectively, compared to $2.15 billion and $7.34 billion for the third quarter and first nine months of 2007, respectively.

•      Investments as of September 30, 2008 decreased 10.4% to $66.55 billion from $74.26 billion as of December 31, 2007 and net investment income decreased 13.7% to $937 million in the third quarter of 2008 from $1.09 billion in the same period of 2007, and 9.9% to $2.90 billion in the first nine months of 2008 from $3.21 billion in the same period of 2007.

•      In addition to focusing on raising returns on investment products, principally fixed annuities and funding agreements, we are currently evaluating strategies to reduce our concentration in them.

•      We are also evaluating our overall cost structure and ways to shift costs from fixed to variable.

ALLSTATE FINANCIAL SEGMENT

Summarized financial data is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007

Revenues
Life and annuity premiums and contract charges	$468	$449	$1,391	$1,386
Net investment income	937	1,086	2,895	3,212
Realized capital gains and losses	(599)	(127)	(1,996)	—
Total revenues	806	1,408	2,290	4,598

Costs and expenses
Life and annuity contract benefits	(418)	(371)	(1,210)	(1,185)
Interest credited to contractholder funds	(586)	(685)	(1,773)	(2,007)
Amortization of DAC	11	(145)	(12)	(458)
Operating costs and expenses	(134)	(113)	(377)	(313)
Restructuring and related charges	—	(1)	—	—
Total costs and expenses	(1,127)	(1,315)	(3,372)	(3,963)

Gain (loss) on disposition of operations	3	6	(6)	8
Income tax benefit (expense)	122	(29)	402	(209)
Net (loss) income	$(196)	$70	$(686)	$434

Investments at September 30			$66,547	$76,314

Net loss in the third quarter of 2008 of $196 million compared to net income of $70 million in the same period of 2007, and a net loss of $686 million in the first nine months of 2008 compared to net income of $434 million in the first nine months of 2007. The change in both periods was primarily the result of the recognition of higher net realized capital losses in the current year periods compared to the prior year periods.

Analysis of Revenues Total revenues decreased 42.8% or $602 million in the third quarter of 2008 and decreased 50.2% or $2.31 billion in the first nine months of 2008, compared to the same periods of 2007, due mostly to the recognition of higher net realized capital losses and, to a much lesser extent, lower net investment income.

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

The following table summarizes life and annuity premiums and contract charges by product.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007

Premiums
Traditional life insurance (1)	$100	$70	$293	$210
Immediate annuities with life contingencies	25	32	91	161
Accident, health and other	103	97	305	280
Total premiums	228	199	689	651

Contract charges
Interest-sensitive life insurance (1)	227	230	662	677
Fixed annuities	13	19	39	56
Variable annuities	—	—	1	1
Bank and other	—	1	—	1
Total contract charges (2)	240	250	702	735

Life and annuity premiums and contract charges	$468	$449	$1,391	$1,386

(1)   Beginning in 2008, certain ceded reinsurance premiums previously included as a component of traditional life insurance premiums were reclassified prospectively to be reported as a component of interest-sensitive life insurance contract charges. In the third quarter and first nine months of 2007, these reinsurance premiums were $26 million and $67 million, respectively.

(2)   Total contract charges for the third quarter of 2008 and 2007 include contract charges related to the cost of insurance of $150 million and $166 million, respectively.  Total contract charges for the first nine months of 2008 and 2007 include contract charges related to the cost of insurance of $443 million and $484 million, respectively.

Total premiums increased 14.6% and 5.8% in the third quarter and first nine months of 2008, respectively, compared to the same periods of 2007, primarily due to the prospective reporting reclassification for certain ceded reinsurance premiums.  Excluding the impact of this reporting reclassification, total premiums increased 1.3% in the third quarter of 2008 compared to the third quarter of 2007 and decreased 4.0% in the first nine months of 2008 compared to the same period in the prior year.  The increase in the third quarter of 2008 reflects higher sales of accident and health insurance and traditional life insurance products, partially offset by lower sales of immediate annuities with life contingencies.  In the first nine months of 2008, higher sales of accident and health insurance and traditional life insurance products were more than offset by lower sales of immediate annuities with life contingencies.

Total contract charges decreased 4.0% and 4.5% in the third quarter and first nine months of 2008, respectively, compared to the same periods of 2007 due to the prospective reporting reclassification of certain ceded reinsurance premiums. Excluding the impact of this reclassification noted above, total contract charges increased 7.1% and 5.1% in the third quarter and first nine months of 2008, respectively, due to higher contract charges on interest-sensitive life insurance policies resulting from increased contract charge rates and growth in business in force, partially offset by decreased contract charges on fixed annuities resulting primarily from lower surrender charges.

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

The following table shows the changes in contractholder funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007

Contractholder funds, beginning balance	$62,419	$62,616	$61,975	$62,031

Deposits
Fixed annuities	1,178	1,064	3,101	2,640
Institutional products (funding agreements)	—	500	4,158	3,000
Interest-sensitive life insurance	344	346	1,051	1,042
Bank and other deposits	256	242	709	659
Total deposits	1,778	2,152	9,019	7,341

Interest credited	597	684	1,822	2,016

Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(3,330)	(474)	(7,460)	(2,469)
Benefits	(424)	(439)	(1,308)	(1,275)
Surrenders and partial withdrawals	(1,334)	(1,604)	(3,839)	(4,191)
Contract charges	(219)	(200)	(643)	(590)
Net transfers from separate accounts	4	3	16	9
Fair value hedge adjustments for institutional products	(164)	61	(165)	27
Other adjustments (1)	(7)	(58)	(97)	(158)
Total maturities, benefits, withdrawals and other adjustments	(5,474)	(2,711)	(13,496)	(8,647)
Contractholder funds, ending balance	$59,320	$62,741	$59,320	$62,741

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

Contractholder funds decreased 5.0% in the third quarter of 2008, compared to an increase of 0.2% in the third quarter of 2007, and decreased 4.3% in the first nine months of 2008, compared to an increase of 1.1% in the same period in the prior year.  Average contractholder funds decreased 2.9% and 2.8% in the third quarter and first nine months of 2008, respectively, compared to the same periods of 2007.

Contractholder deposits decreased 17.4% in the third quarter and increased 22.9% in the first nine months of 2008, compared to the same periods of 2007.  The decrease in the third quarter of 2008 was due to the absence of institutional product deposits in the third quarter of 2008 compared to $500 million in the third quarter of 2007, partially offset by higher deposits on fixed annuities.  The increase in contractholder deposits for the first nine months of 2008 was driven by higher deposits on institutional products, and to a lesser extent, higher deposits on fixed annuities. Sales of our institutional products vary from period to period based on management’s assessment of market conditions, investor demand and operational priorities.  Deposits on fixed annuities increased 10.7% and 17.5% in the third quarter and first nine months of 2008, respectively, compared to the same periods of 2007, due primarily to improvements in the attractiveness of fixed annuities relative to competing products.

Maturities and retirements of institutional products increased $2.86 billion and $4.99 billion in the third quarter and first nine months of 2008, respectively, compared to the same periods in the prior year.  During the third quarter and first nine months of 2008, we retired $2.25 billion and $4.64 billion, respectively, of extendible institutional market deposits for which investors had elected to non-extend their maturity date through a combination of maturities, calls, and acquisitions in the secondary market.  Total outstanding non-extended institutional market deposits were $1.3 billion as of September 30, 2008, all of which become due no later than the end of the third quarter of 2009.  We have accumulated, and expect to maintain, short-term and other maturing investments to fund the retirement of these obligations.

Surrenders and partial withdrawals decreased 16.8% and 8.4% in the third quarter and first nine months of 2008, respectively, compared to the same periods of 2007.  These declines were due to lower surrenders and partial withdrawals on market value adjusted annuities, partially offset by higher surrenders and partial withdrawals on interest-sensitive life insurance products and traditional fixed annuities and, to a lesser extent, increased withdrawals on Allstate Bank products.  The annualized surrender and partial withdrawal rate on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products, based on the beginning of period contractholder funds, was 11.8% for the first nine months of 2008 and 12.7% for the first nine months of 2007.

Net investment income decreased 13.7% and 9.9% in the third quarter and first nine months of 2008, respectively, compared to the same periods of 2007. The declines were primarily due to lower investment yields on floating rate securities, increased short-term investment balances reflecting liquidity management, lower average investment balances, and valuation losses on limited partnership interests accounted for in accordance with the equity method of accounting.

Net realized capital gains and losses are reflected in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007
Sales	$114	$(23)	$58	$28
Impairment write-downs (1)	(372)	(18)	(780)	(23)
Change in intent write-downs (2)	(270)	(7)	(1,056)	(72)
Valuation of derivative instruments	(146)	(58)	(340)	57
Settlements of derivative instruments	75	(21)	122	10
Realized capital gains and losses, pretax	(599)	(127)	(1,996)	—
Income tax benefit	209	45	698	—
Realized capital gains and losses, after-tax	$(390)	$(82)	$(1,298)	$—

(1)   Impairment write-downs reflect issue specific other-than-temporary declines in fair value, including instances where we could not reasonably assert that the recovery period would be temporary.

(2)   Change in intent write-downs reflect instances where we cannot assert a positive intent to hold until recovery.

For further discussion of realized capital gains and losses, see the Investments section of MD&A.

Analysis of Costs and Expenses   Total costs and expenses decreased 14.3% and 14.9% in the third quarter and first nine months of 2008, respectively, compared with the same periods of 2007 due to lower amortization of DAC and interest credited to contractholder funds, partially offset by higher contract benefits and operating costs and expenses.

Life and annuity contract benefits increased 12.7% or $47 million and 2.1% or $25 million in the third quarter and first nine months of 2008, respectively, compared to the same periods in 2007.  The increase in the third quarter of 2008 was due to higher contract benefits on life insurance products and immediate annuities with life contingencies resulting from unfavorable mortality experience.  The increase in the first nine months of 2008 compared to the first nine months of 2007 was due to higher contract benefits on life insurance products resulting from increased insurance in force and unfavorable mortality experience, partially offset by lower contract benefits on immediate annuities with life contingencies resulting primarily from the impact of lower sales, and the recognition in the prior year period of litigation related costs in the form of additional policy benefits.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $137 million and $135 million in the third quarter of 2008 and 2007, respectively, and totaled $413 million and $411 million in the first nine months of 2008 and 2007, respectively.  The benefit spread by product group is disclosed in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007
Life insurance	$121	$133	$384	$379
Annuities	(24)	(4)	(49)	(18)
Total benefit spread	$97	$129	$335	$361

Interest credited to contractholder funds decreased 14.5% or $99 million in the third quarter of 2008 compared to the third quarter of 2007 and 11.7% or $234 million in the first nine months of 2008 compared to the same period of 2007.  These decreases were due primarily to a decline in average contractholder funds, decreased weighted average interest crediting rates on institutional products due to a decline in market interest rates on floating rate obligations, and lower amortization of deferred sales inducements, partially offset by higher weighted average interest crediting rates on deferred fixed annuities.  Amortization of deferred sales inducements reflected a credit to income of $2 million and $17 million in the third quarter and first nine months of 2008, respectively, compared to a charge to income of $15 million and $44 million in the third quarter and first nine months of 2007, respectively. The changes of $17 million and $61 million in the third quarter and first nine months of 2008, respectively, compared to the same periods in the prior year, were predominantly the result of realized capital losses recorded in the current year periods on assets that support fixed annuities.

In order to analyze the impact of net investment income and interest credited to contractholders on net income, we review the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on immediate annuities with life contingencies, which is included as a component of life and annuity contract benefits on the Condensed Consolidated Statements of Operations (“investment spread”).  The investment spread by product group is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007
Annuities	$115	$127	$362	$385
Life insurance	12	16	46	49
Institutional products	13	19	56	64
Bank	7	5	16	13
Net investment income on investments supporting capital	67	99	229	283
Total investment spread	$214	$266	$709	$794

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads for the three months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2008	2007	2008	2007	2008	2007
Interest-sensitive life insurance	6.0%	6.2%	4.7%	4.6%	1.3%	1.6%
Deferred fixed annuities	5.7	5.8	3.8	3.7	1.9	2.1
Immediate fixed annuities with and without life contingencies	6.7	7.0	6.5	6.5	0.2	0.5
Institutional products	3.7	6.3	3.2	5.5	0.5	0.8
Investments supporting capital, traditional life and other products	5.1	5.7	N/A	N/A	N/A	N/A

The following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads for the nine months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2008	2007	2008	2007	2008	2007
Interest-sensitive life insurance	6.1%	6.2%	4.6%	4.6%	1.5%	1.6%
Deferred fixed annuities	5.6	5.8	3.8	3.7	1.8	2.1
Immediate fixed annuities with and without life contingencies	6.8	7.1	6.5	6.5	0.3	0.6
Institutional products	4.3	6.1	3.5	5.2	0.8	0.9
Investments supporting capital, traditional life and other products	5.5	5.7	N/A	N/A	N/A	N/A

The following table summarizes our product liabilities as of September 30 and indicates the account value of those contracts and policies in which an investment spread is generated.

	As of September 30,
($ in millions)	2008	2007
Immediate fixed annuities with life contingencies	$8,321	$8,255
Other life contingent contracts and other	4,435	4,644
Reserve for life-contingent contract benefits	$12,756	$12,899

Interest-sensitive life insurance	$9,872	$9,445
Deferred fixed annuities	34,226	34,761
Immediate fixed annuities without life contingencies	3,894	3,819
Institutional products	10,042	13,500
Allstate Bank	844	746
Fair value adjustments related to fair value hedges and other	442	470
Contractholder funds	$59,320	$62,741

Amortization of DAC reflected a credit to income of $11 million in the third quarter of 2008 compared to a charge to income of $145 million in the third quarter of 2007.  For the first nine months of 2008 and 2007, amortization of DAC reflected a charge to income of $12 million and $458 million, respectively.  The changes of $156 million and $446 million in the third quarter and first nine months of 2008, respectively, compared to the same periods in the prior year, were predominantly the result of reduced actual gross profits for fixed annuities and interest-sensitive life insurance products due to realized capital losses recorded in the current year periods.

Accretion of DAC related to realized capital gains and losses was $151 million and $15 million in the third quarter of 2008 and 2007, respectively.  In the first nine months of 2008, accretion of DAC related to realized capital gains and losses was $375 million.  This compares to amortization of DAC in the first nine months of 2007 of $5 million.  The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Operating costs and expenses increased 18.6% and 20.4% in the third quarter and first nine months of 2008, respectively, compared to the same periods of 2007.   The following table summarizes operating costs and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007

Non-deferrable acquisition costs	$39	$42	$114	$123
Other operating costs and expenses	95	71	263	190
Total operating costs and expenses	$134	$113	$377	$313

Non-deferrable acquisition costs decreased 7.1% or $3 million in the third quarter and decreased 7.3% or $9 million in the first nine months of 2008, compared to the same periods of 2007, primarily due to lower non-deferrable commissions.  Other operating costs and expenses increased 33.8% or $24 million in the third quarter and 38.4% or $73 million in the first nine months of 2008, compared to the same periods of 2007, due primarily to increased spending on consumer research, product development, marketing and technology related to the effort to reinvent protection and retirement for consumers.  In addition, the prior periods benefitted from a servicing fee paid by Prudential Financial Inc. (“Prudential”) for our servicing of the variable annuity business that we ceded to them during a transition period beginning in 2006.

Gain on disposition of operations declined $3 million in the third quarter of 2008 compared to the third quarter of 2007.  This decline was due to a favorable adjustment in the prior year quarter for a reduction in accrued losses that relate to the anticipated disposition of certain non-strategic legal entities.  In the first nine months of 2008, a loss on disposition of operations of $6 million was recognized and compares to a gain of $8 million in the first nine months of 2007.  This unfavorable change was the result of losses accrued in the current year period associated with the anticipated disposition of our direct response long-term care business that is currently held for sale.

Income tax benefit of $122 million and $402 million was recognized for the third quarter and first nine months of 2008, respectively, compared to income tax expense of $29 million and $209 million in the third quarter and first nine months of 2007, respectively.  The change reflects the shift from net pretax income in the prior year periods to a net pretax loss in the current year periods.

INVESTMENTS

During 2008, we developed risk mitigation and return optimization programs as our outlook on the economy has experienced significant revisions as conditions deteriorated throughout the year.  By the end of the third quarter of 2008, we modified our outlook to a more severe and prolonged downturn in the global financial markets and economy.  This represents a significant change from our assessment of the economy as of the end of the second quarter of 2008 where we had an outlook for continued weakness in the global financial markets and economy including continued volatility in the financial markets, continued reduced liquidity in certain asset classes and further unfavorable economic trends.  The risk mitigation and return optimization programs augment earlier actions to reduce investments in real estate and other market sectors as well as to mitigate exposures to risk-free interest rate spikes.  We expect continued volatility in the financial markets, significantly reduced liquidity in certain asset classes and unfavorable economic trends.  In addition, the potential for systemic investment supply and demand imbalances has remained above normal due to the deteriorating credit strength of financial institutions and eroding investor confidence.

During the third quarter of 2008, reflecting decisions made and reported at the end of the second quarter of 2008, we pursued risk mitigation and return optimization programs to protect portfolio value. As part of these programs, hedges were implemented during the third quarter of 2008 to mitigate portfolio interest rate risk, credit spread risk, and equity market valuation declines. These performed as intended.  Our equity market portfolio hedge, for example, helped mitigate the impact of a 9% market decline on a large portion of our publicly traded equities portfolio.  The equity hedge was designed to protect the equity portfolio from significant equity market valuation declines below a targeted level using a collar whereby we give up returns above a certain level.  For example, if equity market valuation declines fall below 25%, the hedge protects our equity portfolio, and with a collar we give up returns in excess of 20%.  The interest rate component was integrated with a previously existing program, to protect a certain portion of fixed income securities, if interest rates increase above a targeted maximum level, for example in excess of 150 basis points.  Another component of our overall portfolio protection (macro-hedging) program is less comprehensive since these derivatives are less effective and efficient and partially mitigates municipal bond interest rate risk and some general market credit spread risk.

A comprehensive review identified specific investments that could be significantly impacted by continued deterioration in the economy including certain real estate and financial-related market sectors that may be sold. This included a portion of our residential and commercial real estate securities including securities collateralized by residential and commercial mortgage loans, mortgage loans and securities issued by financial institutions.  The risk mitigation and return optimization programs as of the end of the second quarter of 2008, which resulted in change in intent write-downs, were designed to reduce our exposure to residential and commercial real estate and financial related markets by approximately $4 billion of amortized cost, prior to change in intent write-downs.  As of June 30, 2008, we held $8.20 billion of investments for which we had changed our intent to hold to recovery. These investments included $1.81 billion of equity securities effectively carried on a lower of cost or fair value basis due to the nature of the investment management style employed.  Excluding these equity securities, investments for which we changed our intent to hold to recovery as of June 30, 2008 totaled $6.39 billion and included $3.31 billion that we believed to be vulnerable to significant additional credit and pricing pressures, $2.39 billion of securities to be sold in connection with our enterprise-wide asset allocation program and $688 million related to individual securities.  During the third quarter of 2008, we sold $2.69 billion of these securities.  Change in intent write-downs of $453 million were recorded in the third quarter of 2008 including $392 million related to securities for which we changed our intent to hold to recovery in the second quarter of 2008 that we still hold at September 30, 2008 and $61 million related to $865 million securities for which we changed our intent to hold to recovery in the third quarter of 2008 due to unanticipated changes in facts and circumstances.  Investments for which we changed our intent to hold to recovery totaled $3.88 billion as of September 30, 2008, excluding equity securities effectively carried on a lower of cost or fair value basis.

As a part of our risk mitigation and return optimization activities, we have taken the following actions:

•                  Developed a tactical positioning in liquid assets and assets that we can sell without significant loss.

•                  Continued to reduce exposure in assets other than those for which we have asserted an intent to hold until recovery where we have credit concerns or where there has been a significant change in facts and circumstances.

•                  Our exposure to financial-related market sectors, which includes fixed income and equity holdings in banks, brokerages, finance companies and insurance, decreased to $10.28 billion as of September 30, 2008 from $14.45 billion as of December 31, 2007, primarily as a result of targeted sales and declines in fair value.

•                  Our exposure to residential and commercial real estate market sectors comprised primarily of mortgage-backed securities (“MBS”), commercial mortgage-backed securities (“CMBS”), asset-backed residential mortgage-backed securities (“ABS RMBS”), asset-backed collateralized debt obligations (“ABS CDO”) and mortgage loans decreased to $24.79 billion as of September 30, 2008 from $31.54 billion as of December 31, 2007 as a result of targeted sales and declines in fair value.

•                  Reduced short-term investing in financial institutions.

•                  Reduced overall counterparty exposure replacing over-the-counter (“OTC”) derivatives transactions used as stock market hedges with exchange traded instruments where available and, in one case, terminating a counterparty relationship.

•                  During the third quarter of 2008, we sold $592 million of government securities and recognized realized capital gains of $132 million.  In addition, through October 20, 2008, we sold government securities with a carrying value of $506 million on which we realized capital gains of $87 million.

We continue to monitor the progress of these programs as market and economic conditions develop and will adapt our decisions as appropriate.  Our continuing focus is to manage our risks and to position our portfolio to take advantage of market opportunities while attempting to mitigate further adverse effects.

Funds raised from the sales of securities will eventually be invested in accordance with our asset-liability management and enterprise-wide asset allocation strategies. These strategies identify risks and return needs across Allstate and consider cross-correlation impacts in determining an efficient mix of assets for the enterprise as a whole.  Subject to the return of more normal market conditions, we expect to increase our allocations to municipal bonds and foreign equities. To the extent markets remain unstable, however, we intend to deploy funds available for reinvestment in high quality, shorter term, and lower-risk investments.  Net investment income may be lower as a function of current yields available on these investments as well as somewhat higher short term balances.

An important component of our financial results is the return on our investment portfolios.  Investment portfolios are segmented between the Property-Liability, Allstate Financial and Corporate and Other operations.  The investment portfolios are managed based upon the nature of each respective business and its corresponding liability structure.  The composition of the investment portfolios at September 30, 2008 is presented in the table below.

	Property-Liability		Allstate Financial(4)		Corporate and Other(4)		Total
($ in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$24,852	74.4%	$49,350	74.1%	$1,806	35.8%	$76,008	72.4%
Equity securities (2)	4,119	12.3	109	0.2	—	—	4,228	4.0
Mortgage loans	122	0.4	10,355	15.6	—	—	10,477	10.0
Limited partnership interests (3)	1,692	5.1	1,188	1.8	75	1.5	2,955	2.8
Short-term	2,424	7.3	3,119	4.7	3,164	62.7	8,707	8.3
Other	181	0.5	2,426	3.6	1	—	2,608	2.5
Total	$33,390	100.0%	$66,547	100.0%	$5,046	100.0%	$104,983	100.0%

(1)

Fixed income securities are carried at fair value. Amortized cost basis for these securities was $25.92 billion, $52.43 billion and $1.82 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2)	Equity securities are carried at fair value. Cost basis for these securities was $4.03 billion and $117 million for Property-Liability and Allstate Financial, respectively.

(3)

We have commitments to invest in additional limited partnership interests totaling $864 million, $1.14 billion and $8 million for Property-Liability, Allstate Financial and Corporate and Other, respectively, at September 30, 2008.

(4)	Balances reflect the elimination of related party investments between Allstate Financial and Corporate and Other.

Total investments decreased to $104.98 billion at September 30, 2008, from $118.98 billion at December 31, 2007, due to unrealized net capital losses, net realized capital losses and asset sales to support net liability decreases.

The Property-Liability investment portfolio decreased to $33.39 billion at September 30, 2008, from $40.91 billion at December 31, 2007, due to lower unrealized net capital gains, dividends paid by AIC to the Corporation, lower funds associated with collateral received in conjunction with securities lending and net realized capital losses.

The Allstate Financial investment portfolio decreased to $66.55 billion at September 30, 2008, from $74.25 billion at December 31, 2007, due to unrealized net capital losses, net realized capital losses, asset sales to fund the retirements and maturities of institutional market deposits, and lower funds associated with collateral received in conjunction with securities lending.

The Corporate and Other investment portfolio increased to $5.05 billion at September 30, 2008, from $3.82 billion at December 31, 2007, primarily due to dividends received from AIC, partially offset by cash flows used in financing activities.

Total investments at amortized cost related to collateral received in connection with securities lending business activities and collateral posted by counterparties related to derivative transactions decreased to $1.70 billion at September 30, 2008, from $3.46 billion at December 31, 2007.  These investments are carried at fair value and classified in fixed income securities totaling $682 million and $2.85 billion, respectively, and short-term investments totaling $951 million and $549 million, as of September 30, 2008 and December 31, 2007, respectively.

Fixed income securities by type are listed in the table below.

($ in millions)	Fair value at September 30, 2008	% to Total investments	Fair value at December 31, 2007	% to Total investments
U.S. government and agencies	$4,045	3.9%	$4,421	3.7%
Municipal	23,206	22.1	25,307	21.3
Corporate	30,795	29.3	38,467	32.3
Foreign government	2,612	2.5	2,936	2.5
MBS	4,917	4.7	6,959	5.8
CMBS	5,209	5.0	7,617	6.4
Asset-backed securities (“ABS”)	5,189	4.9	8,679	7.3
Redeemable preferred stock	35	—	65	0.1
Total fixed income securities	$76,008	72.4%	$94,451	79.4%

At September 30, 2008, 95.0% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from S&P’s, Fitch or Dominion or a rating of aaa, aa, a, or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

During the third quarter of 2008, certain financial markets continued to experience price declines due to market and liquidity disruptions.  We experienced this illiquidity and disruption particularly in our Prime residential mortgage-backed securities (“Prime”), Alt-A residential mortgage-backed securities (“Alt-A”), commercial real estate collateralized debt obligations (“CRE CDO”), ABS RMBS, ABS CDO and other collateralized debt obligations (“other CDO”) portfolios.  These portfolios totaled $5.55 billion, or approximately 5.5% of our total investments at September 30, 2008.  Other securities markets, including certain other asset-backed and real estate-backed securities markets, experienced illiquidity, but to a lesser degree.

We determine the fair values of securities comprising these illiquid portfolios by obtaining information from an independent third-party valuation service provider, brokers and other sources. We confirmed the reasonableness of the fair value of these portfolios as of September 30, 2008 by analyzing available market information including, but not limited to, collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, securities’ relative position within their respective capital structures, and credit ratings from statistical rating agencies.

Impairment write-downs during the third quarter of 2008 were recorded on our other CDO, Alt-A, ABS RMBS and CRE CDO totaling $170 million, $107 million, $12 million and $3 million, respectively, for a total of $292 million.  Impairment write-downs during the first nine months of 2008 were recorded on our Alt-A, other CDO, ABS RMBS, ABS CDO and CRE CDO totaling $199 million, $188 million, $184 million, $63 million and $42 million, respectively, for a total of $676 million.  Change in intent write-downs for the third quarter of 2008 included losses on our ABS RMBS, CRE CDO, Alt-A and Prime totaling $82 million, $51 million, $34 million and $5 million, respectively, for a total of $172 million.  Change in intent write-downs during the first nine months of 2008 included losses on our CRE CDO, ABS RMBS, Alt-A and Prime totaling $299 million, $266 million, $130 million and $20 million, respectively, for a total of $715 million.

The par value of our illiquid investment portfolios totaled $8.62 billion and amortized cost totaled $7.22 billion or 83.7% of par value at September 30, 2008, which is primarily the result of write-downs of approximately $1.40 billion.  Fair value of these investments totaled $5.55 billion or 64.4% of par value.

The unrealized net capital losses as of September 30, 2008 on our illiquid portfolios are detailed in the following table.

($ in millions)	Par value (2)	Amortized cost (1) (2)	% Amortized cost to par value	Fair value	% Fair value to par value	Unrealized gain/loss
MBS
Prime	$895	$880	98.3%	$770	86.0%	$(110)
Alt-A	1,119	818	73.1	699	62.5	(119)

CMBS
CRE CDO	341	115	33.7	116	34.0	1

ABS
ABS RMBS	3,823	3,343	87.4	2,591	67.8	(752)
ABS CDO	137	11	8.0	8	5.8	(3)
Other CDO	2,300	2,048	89.0	1,362	59.2	(686)

Total	$8,615	$7,215	83.7	$5,546	64.4	$(1,669)

(1)	Amortized cost includes other-than-temporary impairment charges, as applicable.

(2)	The difference between par value and amortized cost of $1.40 billion is primarily attributable to write-downs. Par value has been reduced by principal payments.

Unrealized net capital losses as of September 30, 2008 included $110 million on Prime, $119 million on Alt-A, $752 million on ABS RMBS, $3 million on ABS CDO and $686 on other CDO, for a total of $1.67 billion.  Unrealized net capital gains as of September 30, 2008 included $1 million on the CRE CDO.

Securities included in our illiquid portfolios with a fair value less than 70% of amortized cost as of September 30, 2008 are shown in the following table.

($ in millions)	Fair value	Unrealized gain/loss
MBS
Prime	$12	$(6)
Alt-A	45	(30)

CMBS
CRE CDO	—	—

ABS
ABS RMBS	495	(538)
ABS CDO	2	(1)
Other CDO	667	(569)
Total	$1,221	$(1,144)

In addition, as of September 30, 2008, CMBS excluding CRE CDO, par value totaled $5.98 billion and amortized cost totaled $5.86 billion or 97.9% of par value, which was primarily the result of write-downs.  Fair value totaled $5.09 billion or 85.2% of par value.

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

The cash flows of the underlying mortgages or collateral for MBS, CRE CDO and ABS are generally applied in a pre-determined order and are designed so that each security issued qualifies for a specific original rating.  The security issue is typically referred to as the “class”.  For example, the “senior” portion or “top” of the capital structure which would originally qualify for a rating of Aaa is referred to as the “Aaa class” and typically has priority in receiving the principal repayments on the underlying mortgages.  In addition, the portion of the capital structure originally rated Aaa may further be divided into multiple sub-classes, “super senior”, “senior” ,”senior support” for Prime and Alt-A issues, “first”, “second”, “third” for ABS RMBS, and “senior” or “junior” for trust preferred CDO issues.  The sub-classes may receive principal repayments on a sequential or pro-rata payment basis depending upon the structure.  In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full.  Although the various Aaa classes may receive principal sequentially, they may share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings or what may be referred to as more “junior” or “subordinate” securities in the capital structure.  The underlying mortgages have fixed interest rates, variable interest rates (such as adjustable rate mortgages (“ARM”)) or are hybrid, meaning that they contain features of both fixed and variable rate mortgages.

MBS totaled $4.92 billion and 99.5% were rated investment grade at September 30, 2008.  The MBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages.  The credit risk associated with our MBS is mitigated due to the fact that 70.0% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by U.S. government agencies or U.S. government sponsored entities (“U.S. Agency”).

The following table shows MBS by type and Moody’s equivalent rating.

($ in millions)	Fair value at September 30, 2008	% to Total investments	Aaa	Aa	A	Ba or lower
MBS
U.S. Agency	$3,443	3.3%	99.9%	0.1%	—	—
Prime	770	0.7	98.7	0.9	0.4%	—
Alt-A	699	0.7	85.7	4.1	1.9	8.3%
Other	5	—	—	100.0	—	—
Total MBS	$4,917	4.7%

Prime are collateralized by residential mortgage loans issued to prime borrowers.  As of September 30, 2008, fair value represents 87.5% of amortized cost of these securities.  Prime securities with a fair value less than 70% of amortized cost totaled $12 million, with unrealized losses of $6 million.  During the third quarter and first nine months of 2008, we sold $108 million and $303 million of Prime, respectively, recognizing a loss of $20 million and $25 million in the third quarter and first nine months of 2008, respectively. In addition, we acquired $21 million of Prime during the first nine months of 2008.  We also collected $26 million and $86 million of principal repayments consistent with the expected cash flows during the third quarter and first nine months of 2008, respectively.  There have been no impairment write-downs recognized during the third quarter of 2008.  Impairment write-downs during the first nine months of 2008 were recorded on our Prime totaling $9 million.  $5 million and $20 million of change in intent write-downs were recorded during the third quarter and first nine months of 2008 on Prime. 72.3% of our Prime positions are fixed rate mortgages and 99.7% of the Prime portfolio is in the Aaa class of the capital structure.

The following table shows our Prime portfolio of September 30, 2008 by vintage year, based upon our participation in the capital structure.

($ in millions) Capital structure	Vintage year				Fair	Amortized	Unrealized
classification (2)	2007	2006	2005	Pre-2005	value	cost (1)	gain/loss

Aaa – Fixed rate
Super Senior	$—	$17	$—	$45	$62	$69	$(7)
Senior	111	56	101	221	489	553	(64)
Senior Support	—	—	—	4	4	5	(1)
	111	73	101	270	555	627	(72)

Aaa – Hybrid
Super Senior	14	4	66	11	95	117	(22)
Senior	—	—	9	97	106	118	(12)
Senior Support	—	—	12	—	12	15	(3)
	14	4	87	108	213	250	(37)

Aa – Fixed rate
Senior Support	—	—	—	2	2	3	(1)
Total	$125	$77	$188	$380	$770	$880	$(110)

(1)	Amortized cost includes other-than-temporary impairment charges, as applicable.

(2)	May not be consistent with current ratings due to downgrades.

Included in our mortgage-backed fixed income securities are Alt-A at fixed or variable rates. The following table presents information about the collateral in our Alt-A holdings.

($ in millions)	Fair value at September 30, 2008	% to Total investments
Alt-A
Fixed rate	$484	0.5%
Variable rate	215	0.2
Total Alt-A	$699	0.7%

Alt-A can be issued by trusts backed by pools of residential mortgages with either fixed or variable interest rates.  The mortgage pools can include residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation.  As of September 30, 2008, fair value represents 85.5% of the amortized cost of these securities.  Alt-A securities with a fair value less than 70% of amortized cost totaled $45 million, with unrealized losses of $30 million.  During the third quarter and first nine months of 2008, we sold $79 million and $122 million of Alt-A, respectively, recognizing a loss of $22 million and $37 million in the third quarter and first nine months of 2008, respectively.  We also collected $28 million and $111 million of principal repayments consistent with the expected cash flows during the third quarter and first nine months of 2008, respectively.  Impairment write-downs during the third quarter and first nine months of 2008 were recorded on our Alt-A totaling $107 million and $199 million, respectively.  In addition, $34 million and $130 million of change in intent write-downs were recorded during the third quarter and first nine months of 2008, respectively, on Alt-A.

The following table shows our Alt-A portfolio at September 30, 2008 by vintage year, based upon our participation in the capital structure.

($ in millions)	Vintage year
Capital structure				Pre-	Fair	Amortized	Unrealized
classification (2)	2007	2006	2005	2005	value	cost (1)	gain/loss

Aaa – Fixed rate
Super Senior	$—	$28	$38	$—	$66	$86	$(20)
Senior	27	101	88	149	365	441	(76)
Senior Support	38	4	—	—	42	42	—
	65	133	126	149	473	569	(96)

Aaa – Hybrid
Super Senior	—	24	2	—	26	37	(11)
Senior	—	—	11	11	22	28	(6)
Senior Support	6	8	18	7	39	43	(4)
	6	32	31	18	87	108	(21)

Aaa - Option adjustable rate mortgage
Super Senior	17	—	6	—	23	23	—
Super Senior – Mid	10	14	—	—	24	25	(1)
Senior	—	—	9	—	9	9	—
Senior Support	26	24	2	1	53	56	(3)
Subordinate	—	—	3	—	3	2	1
	53	38	20	1	112	115	(3)

Aa – Fixed Rate
Senior Support	—	7	3	—	10	10	—

Aa - Option adjustable rate mortgage
Subordinate	—	—	1	15	16	15	1

A and lower
Other	—	1	—	—	1	1	—

Total	$124	$211	$181	$183	$699	$818	$(119)

(1)	Amortized cost includes other-than-temporary impairment charges, as applicable.

(2)	May not be consistent with current ratings due to downgrades.

CMBS totaled $5.21 billion and 99.9% were rated investment grade at September 30, 2008.  The CMBS portfolio is subject to credit risk, but unlike other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates.  Approximately 93.2% of the CMBS investments are pools of commercial mortgages, broadly diversified across property types and geographical area.  The following table shows CMBS by type and Moody’s equivalent rating.

($ in millions)	Fair value at September 30, 2008	% to Total investments	Aaa	Aa	A	Baa	Ba or lower
CMBS
CMBS	$5,093	4.9%	84.5%	12.5%	2.3%	0.7%	—
CRE CDO	116	0.1	23.3	26.7	32.8	16.4	0.8%
Total CMBS	$5,209	5.0%

CRE CDO are investments secured primarily by commercial mortgage-backed securities and other commercial mortgage debt obligations.  These securities are generally less liquid and have a higher risk profile than other commercial mortgage-backed securities.  As of September 30, 2008, fair value represents 100.9% of the amortized cost of these securities.  During the third quarter and first nine months of 2008, we sold $197 million and $233 million of CRE CDO, respectively, recognizing a loss of $9 million and $34 million in the third quarter and first nine months of 2008, respectively.  We also collected $2 million and $5 million of principal repayments consistent with the expected cash flows during the third quarter and first nine months of 2008, respectively.  Impairment write-downs during the third quarter and first nine months of 2008 were recorded on our CRE CDO totaling $3 million and $42 million, respectively.  In addition, $51 million and $299 million of change in intent write-downs were recorded during the third quarter and first nine months of 2008, respectively, on CRE CDO.  The following table shows our CRE CDO portfolio at September 30, 2008 by vintage year, based upon our participation in the capital structure.

($ in millions)	Vintage year				Fair	Amortized	Unrealized
Capital structure (2)	2007	2006	2005	Pre-2005	value	cost (1)	gain/loss

Aaa	$15	$16	$—	$—	$31	$31	$—
Aa	2	39	3	2	46	45	1
A	9	8	10	5	32	32	—
Baa	1	1	5	—	7	7	—
Total	$27	$64	$18	$7	$116	$115	$1

(1)	Amortized cost includes other-than-temporary impairment charges, as applicable.

(2)	May not be consistent with current ratings due to downgrades.

ABS totaled $5.19 billion and 96.6% were rated investment grade at September 30, 2008.

ABS by type are listed in the table below.

($ in millions)	Fair value at September 30, 2008	% to Total investments	Fair value as a % of amortized cost	Aaa	Aa	A	Baa	Ba or lower
ABS
ABS RMBS non-insured	$2,076	2.0%	82.1%	57.1%	30.2%	7.1%	2.9%	2.7%
ABS RMBS insured	515	0.5	63.3	13.0	29.3	18.6	23.1	16.0
Total ABS RMBS	2,591	2.5	77.5	48.4	30.0	9.4	6.9	5.3
ABS CDO	8	—	72.7	—	—	—	—	100.0
Total asset-backed securities collateralized by sub-prime residential mortgage loans	2,599	2.5	77.5	48.2	29.9	9.4	6.9	5.6

Other CDO:
Cash flow collateralized loan obligations (“CLO”)	891	0.8	70.8	34.6	22.6	31.9	7.7	3.2
Synthetic CDO	126	0.1	56.3	22.2	29.4	21.4	27.0	—
Trust preferred CDO	100	0.1	51.3	72.0	28.0	—	—	—
Market value CDO	94	0.1	71.2	—	25.5	31.9	42.6	—
Project finance CDO	49	—	61.3	—	26.5	53.1	20.4	—
CDOs that invest in other CDOs (“CDO squared”)	24	—	31.2	—	29.2	70.8	—	—
Collateralized bond obligations	28	—	87.5	—	—	14.3	42.9	42.8
Other CLO	50	0.1	100.0	100.0	—	—	—	—
Total other CDO	1,362	1.2	66.5	33.6	22.8	28.5	12.1	3.0
Other asset-backed securities	1,228	1.2	90.1	43.0	18.6	24.4	8.6	5.4
Total ABS	$5,189	4.9%	76.7

ABS RMBS portfolio includes securities that are collateralized by mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.

The following table presents additional information about our ABS RMBS portfolio including a summary by first and second lien collateral.

($ in millions)	Fair value at September 30, 2008	% to Total investments
ABS RMBS
First lien:
Fixed rate(1)	$746	0.7%
Variable rate(1)	1,386	1.3
Total first lien(2)	2,132	2.0
Second lien:
Insured	353	0.4
Other	106	0.1
Total second lien(3)	459	0.5
Total ABS RMBS	$2,591	2.5%

(1)	Fixed rate and variable rate refer to the primary interest rate characteristics of the underlying mortgages at the time of issuance.

(2)	The credit ratings of the first lien ABS RMBS were 54.9% Aaa, 32.3% Aa, 6.8% A, 2.9% Baa and 3.1% Ba or lower at September 30, 2008.

(3)	The credit ratings of the second lien ABS RMBS were 17.9% Aaa, 19.4% Aa, 21.4% A, 25.9% Baa and 15.4% Ba or lower at September 30, 2008.

As of September 30, 2008, the ABS RMBS portfolio had net unrealized losses of $752 million.  Fair value represents 77.5% of the amortized cost of these securities.  ABS RMBS securities with a fair value less than 70% of amortized cost totaled $495 million, with unrealized losses of $538 million.  During the third quarter and first nine months of 2008, we sold $80 million and $139 million of ABS RMBS, respectively, recognizing a loss of $15 million and $35 million, respectively.  We also collected $145 million and $480 million of principal repayments consistent with the expected cash flows during the third quarter and first nine months of 2008, respectively.  Impairment write-downs during the third quarter and first nine months of 2008 were recorded on our ABS RMBS totaling $12 million and $184 million, respectively.  In addition, $82 million and $ 266 million of change in intent write-downs were recorded during the third quarter and first nine months of 2008 on ABS RMBS, respectively.

When buying ABS RMBS securities from 2006 and 2007 vintages, we concentrated our holdings in securities that were senior or at the top of the structure and that were generally within the first three Aaa sub-classes of the capital structure, as it was expected that, in the unlikely event of losses in the underlying collateral, these sub-classes within the Aaa class would likely either be paid in full or receive substantial principal repayments before underlying mortgage losses would breach that level.  However, when the underlying mortgage product was fixed-rate in nature, which we assessed to have stronger underwriting origination standards than variable rate collateral, we invested somewhat lower in the capital structure, such as securities below the first three Aaa sub-classes.  The vast majority of our ABS RMBS from 2006 and 2007 are concentrated within originally rated Aaa or Aa securities.

The following table includes first lien non-insured ABS RMBS by vintage, the interest rate characteristics of the underlying mortgage product and our participation in the capital structure.  The information in this table, together with the second lien non-insured, comprise the $2.08 billion of non-insured ABS RMBS.

	2007				2006				2005
($ in millions) Capital structure classification(3)	Variable Rate	Fixed Rate	Total Fair Value	Total Amortized Cost (1)	Variable Rate	Fixed Rate	Total Fair Value	Total Amortized Cost (1)	Variable Rate	Fixed Rate	Total Fair Value	Total Amortized Cost (1)

First or Second Aaa class	$118	$37	$155	$169	$367	$18	$385	$411	$21	$5	$26	$28
Third Aaa class	15	—	15	14	151	61	212	255	14	39	53	55
Fourth Aaa class	—	—	—	—	—	—	—	—	—	—	—	—
Last cash flow Aaa class	14	—	14	14	15	7	22	43	27	15	42	44
Other Aaa (2)	23	100	123	122	4	78	82	90	52	47	99	104
Total Aaa	170	137	307	319	537	164	701	799	114	106	220	231
Aa	5	79	84	214	5	16	21	36	172	30	202	268
A	—	4	4	10	—	5	5	7	2	11	13	21
Baa	—	—	—	—	—	1	1	2	—	—	—	—
Total first lien non-insured ABS RMBS	$175	$220	$395	$543	$542	$186	$728	$844	$288	$147	$435	$520

	Pre- 2005				Total
($ in millions) Capital structure classification (3)	Variable Rate	Fixed Rate	Total Fair Value	Total Amortized Cost (1)	Variable Rate	Fixed Rate	Total Fair Value	Total Amortized Cost (1)	Unrealized Gain/Loss

First or Second Aaa class	$—	$1	$1	$—	$506	$61	$567	$608	$(41)
Third Aaa class	4	—	4	4	184	100	284	328	(44)
Fourth Aaa class	—	—	—	—	—	—	—	—	—
Last cash flow Aaa class	12	11	23	23	68	33	101	124	(23)
Other Aaa (2)	—	25	25	26	79	250	329	342	(13)
Total Aaa	16	37	53	53	837	444	1,281	1,402	(121)
Aa	235	43	278	314	417	168	585	832	(247)
A	73	8	81	113	75	28	103	151	(48)
Baa	—	—	—	—	—	1	1	2	(1)
Total first lien non-insured ABS RMBS	$324	$88	$412	$480	$1,329	$641	$1,970	$2,387	$(417)

(1)	Amortized cost includes other-than-temporary impairment charges, as applicable.

(2)

Includes primarily pass-through securities and “NAS” bonds. NAS bonds are typically locked out from receiving principal prepayments for a specified period of time after which they receive prepayment allocations according to a specified formula.

(3)	May not be consistent with current ratings due to downgrades.

We also own approximately $106 million of second lien ABS RMBS non-insured securities, representing 74.1% of amortized cost.  Approximately $50 million, or 47.2%, of this portfolio are 2006 and 2007 vintage years.

At September 30, 2008, $515 million or 19.9% of the total ABS RMBS securities are insured by 6 bond insurers and 84.1% of these insured securities were rated investment grade.  $2.10 billion or 81.1% of the portfolio consisted of securities that were issued during 2005, 2006 and 2007.  At September 30, 2008, 55.6% of securities issued during 2005, 2006 and 2007 were rated Aaa, 23.7% rated Aa, 6.7% rated A, 8.2% rated Baa and 5.8% rated Ba or lower.

The following table shows our insured ABS RMBS portfolio at September 30, 2008 by bond insurer and vintage year for the first lien and second lien collateral.

	Vintage year				Fair	Amortized	Unrealized
($ in millions)	2007	2006	2005	Pre- 2005	value	cost (1)	gain/loss
First lien:
Ambac Financial Group, Inc. (“AMBAC”)	$—	$5	$56	$4	$65	$82	$(17)
CIFG Holding (“CIFG”)	—	7	—	—	7	6	1
Financial Guarantee Insurance Company (“FGIC”)	19	8	14	12	53	77	(24)
Financial Security Assurance Inc. (“FSA”)	25	—	5	—	30	31	(1)
MBIA, Inc. (“MBIA”)	—	—	7	—	7	7	—
Total first lien	44	20	82	16	162	203	(41)

Second lien:
AMBAC	9	44	3	22	78	107	(29)
FGIC	13	83	52	—	148	238	(90)
FSA	16	7	—	—	23	61	(38)
MBIA	83	11	—	2	96	191	(95)
XL Capital Assurance Inc. (“XLCA”)	8	—	—	—	8	13	(5)
Total second lien	129	145	55	24	353	610	(257)
Total insured ABS RMBS	$173	$165	$137	$40	$515	$813	$(298)

(1)	Amortized cost includes other-than-temporary impairment charges, as applicable.

ABS CDO are securities collateralized by a variety of residential mortgage-backed securities and other securities, which may include sub-prime RMBS.  Fair value represents 72.7% of the amortized cost of these securities.  ABS CDO securities with a fair value less than 70% of amortized cost totaled $2 million, with unrealized losses of $1 million.  During the third quarter and first nine months of 2008, we sold $1 million and $2 million of ABS CDO, respectively.  There were no impairment write-downs during the third quarter of 2008.  Impairment write-downs during the first nine months of 2008 were recorded on our ABS CDO totaling $63 million.  As of September 30, 2008, the ABS CDO portfolio had unrealized losses of $3 million.

Other CDO totaled $1.36 billion and 97.0% are rated investment grade at September 30, 2008.  Other CDO consist primarily of obligations secured by high yield and investment grade corporate credits.  As of September 30, 2008, the other CDO portfolio had net unrealized losses of $686 million.  As of September 30, 2008, fair value represents 66.5% of the amortized cost of these securities.  Other CDO securities with a fair value less than 70% of amortized cost totaled $667 million, with unrealized losses of $569 million. During the third quarter and first nine months of 2008, we sold $2 million and $27 million of other CDO, respectively, recognizing a gain of $1 million and $3 million in the third quarter and first nine months of 2008, respectively.  We also collected $5 million and $15 million of principal repayments consistent with the expected cash flows during the third quarter and first nine months of 2008, respectively.  Impairment write-downs during the third quarter and first nine months of 2008 were recorded on our other CDO totaling $170 million and $188 million, respectively.

Cash flow CLO are structures where the underlying assets are primarily comprised of below investment grade senior secured corporate loans.  The collateral is actively managed by external managers that monitor the collateral performance.  The underlying investments are well diversified across industries and among issuers and there have been no downgrades in the portfolio.

Cash flow CLO issues differ by seniority.  A transaction will typically issue notes with various capital structure classification (i.e. Aaa, Aa, A, etc.) as well as equity.  Approximately 89% of cash flow CLO were invested in A rated or higher tranches at origination.  As of September 30, 2008, fair value represents 70.8% of the amortized cost of these securities.  Cash flow CLO securities with a fair value less than 70% of amortized cost totaled $390 million, with unrealized losses of $270 million.  During the third quarter and first nine months of 2008, we sold $1 million and $8 million,  of cash flow CLO, respectively.  We collected $1 million and $6 million of principal repayments consistent with the expected cash flows during the third quarter and first nine months of 2008, respectively.  There were no impairment or change in intent write-downs recognized during the third quarter and first nine months of 2008.  The following table shows our cash flow CLO portfolio at September 30, 2008 by vintage year, based upon our participation in the capital structure.

($ in millions) Capital structure	Vintage year					Fair	Amortized	Unrealized
classification (1)	2008	2007	2006	2005	Pre-2005	value	cost	loss
Aaa	$—	$—	$89	$60	$159	$308	$350	$(42)
Aa	5	77	89	13	17	201	295	(94)
A	2	69	72	56	85	284	455	(171)
Baa	2	—	16	29	30	77	111	(34)
Ba or below	—	12	5	4	—	21	47	(26)
Total	$9	$158	$271	$162	$291	$891	$1,258	$(367)

(1) May not be consistent with current ratings due to downgrades.

Synthetic CDO primarily consist of a portfolio of corporate credit default swaps (“CDS”) which are collateralized by Aaa rated LIBOR-based securities (i.e. “fully funded” synthetic CDO).  Approximately 52% of the portfolio is rated Aa or better.  Our synthetic CDO collateral primarily is actively managed by an external manager monitoring the CDS selection and performance.

Ongoing performance of the synthetic CDO has been consistent with expectations.  During the third quarter and first nine months of 2008, we had no sales of synthetic CDO.  Synthetic CDO only generate principal repayments at maturity and the average remaining life of the portfolio is approximately 6.5 years.  As of September 30, 2008, fair value represents 56.3% of the amortized cost of these securities.  Synthetic CDO securities with a fair value less than 70% of amortized cost totaled $91 million, with unrealized losses of $98 million.  There were no maturities during the third quarter and first nine months of 2008, respectively.  Impairment write-downs during both the third quarter and first nine months of 2008 were recorded on our synthetic CDO totaling $170 million.  In addition, no change in intent write-downs were recorded during the third quarter and first nine months of 2008.  The following table shows our synthetic CDO at September 30, 2008 by vintage year, based upon our participation in the capital structure.

($ in millions) Capital structure	Vintage year		Fair	Amortized	Unrealized
classification(1)	2007	2006	value	cost	loss
Aaa	$49	$—	$49	$93	$(44)
Aa	34	43	77	131	(54)
Total	$83	$43	$126	$224	$(98)

(1)	May not be consistent with current ratings due to downgrades.

Trust preferred CDO underlying assets are primarily comprised of portfolios of preferred securities issued by a diversified portfolio of domestic banks and other financial institutions.  The underlying collateral for our trust preferred CDO portfolio is not actively managed and is diversified by issuer, predominately regional banks, with a small percentage of insurance companies.

Market value CDO are structurally similar to cash flow CLO.  The primary difference is that the market value of the underlying assets is managed in order to enhance returns and the structure is governed by market value based tests.  The managers are also offered more flexibility to purchase other asset types including secured leveraged loans, public and private high yield bonds, structured products, mezzanine investments, and equities.

Project finance CDO underlying assets are primarily below investment grade senior secured project finance loans and energy finance investments.

CDO squared transactions are CDOs where the underlying assets are primarily other cash flow CLO tranches, typically with an average rating of Baa.

Other asset-backed securities totaled $1.23 billion at September 30, 2008 and consist primarily of investments secured by portfolios of credit card loans, auto loans, student loans and other consumer and corporate obligations.  As of September 30, 2008, the net unrealized losses on these securities were $135 million. Additionally, 22.6% of the other asset-backed securities that are rated Aaa, Aa, A and Baa were insured by five bond insurers.  During the third quarter and first nine months of 2008, we sold $2 million and $221 million of these securities, respectively, recognizing no gain or loss during the third quarter and a loss of $1 million in the first nine months of 2008.  In addition, we acquired $12 million and $44 million of securities during the third quarter and the first nine months of 2008, respectively.  We also collected $41 million and $155 million of principal repayments consistent with the expected cash flows during the third quarter and first nine months of 2008, respectively.

Insured Investments  As of September 30, 2008, we hold $12.89 billion of fixed income securities that are insured by bond insurers, including approximately $12.01 billion or 51.7% of our municipal bond portfolio, $515 million of our ABS RMBS and $299 million of our other asset-backed securities.  Additionally, we hold $7 million of corporate bonds and credit default swaps that were directly issued by these bond insurers.  51.7% of our municipal bond portfolio is insured by nine bond insurers and 56.6% have a Moody’s equivalent rating of Aaa or Aa.  Our practices for acquiring and monitoring municipal bonds primarily are based on the quality of the primary obligor.  As of September 30, 2008, we believe the valuations already reflected a decline in the value of the insurance, and further such declines if any, are not expected to be material.  While the valuation of these holdings may be temporarily impacted by negative and rapidly changing market developments, we continue to have the intent and ability to hold the bonds and expect to receive all of the contractual cash flows.  As of September 30, 2008, 32.2% of our insured municipal bond portfolio was insured by MBIA, 25.2% by AMBAC, 20.0% by FSA and 18.2% by FGIC.

Municipal Bonds  Included in our municipal bond portfolio at September 30, 2008 are $1.85 billion of auction rate securities (“ARS”) that have long-term stated maturities, with the interest rate reset based on auctions that historically occurred every 7, 28 or 35 days depending on the specific security.  This is compared to a balance of ARS at December 31, 2007 of $2.56 billion, with the decline representing primarily redemptions from calls or refunding proceeds since December 31, 2007.  Our holdings primarily have a Moody’s equivalent rating of Aaa.  We make our investment decisions based on the underlying credit of each security.  Approximately $1.80 billion of our holdings are pools of student loans for which at least 85% of the collateral was insured by the U.S. Department of Education at the time we purchased the security.  As of September 30, 2008, $1.29 billion of our ARS backed by student loans was 100% insured by the U.S. Department of Education, $267 million was 90% to 99% insured and $246 million was 80% to 89% insured.  During the third quarter of 2008, all of our student loan ARS holdings experienced failed auctions and we received the failed auction rate or, for those which contain maximum reset rate formulas, we received the contractual maximum rate.  We anticipate that failed auctions may persist and most of our holdings will continue to pay the failed auction rate or, for those that contain maximum rate reset formulas, the maximum rate, as described below.  Auctions continue to be conducted as scheduled for each of the securities.

We estimate that approximately one third of our student loan backed ARS include maximum rate reset formulas whereby when the failed auction rate exceeds an annual contractual maximum rate over a preceding stipulated period, the coupon interest rate is temporarily reset to the maximum rate, which can vary between zero and the failed auction rate.  This maximum rate formula causes the reset interest rate on these securities to be lower than the failed auction rate in order to reduce the annual interest rate so that it does not exceed the annual contractual maximum rate.  Generally, the annual contractual maximum rate is higher than the historical rates paid on these securities.  During the third quarter of 2008, $108 million of our ARS reset using the maximum rate reset formula.

During the third quarter of 2008, regulatory authorities announced preliminary settlements in principle with some of the largest broker-dealers of ARS following extensive investigations into the February 2008 ARS market collapse.  According to press releases, the settlements require broker-dealers to expeditiously provide liquidity solutions to institutional customers within specified timeframes.  While the press release descriptions of the preliminary settlement terms vary in details for institutional investors, at least one description calls for liquidation at par, while other descriptions call for a “best efforts” approach.

Also included in our municipal bond holdings at September 30, 2008 are $1.11 billion of municipal securities which are not rated by third party credit rating agencies, but are rated by the NAIC and also internally rated by us.  These holdings mainly comprise the high yield portion of our overall municipal bond portfolio.  The high yield municipal bonds generally provide a higher yield than the municipals rated investment grade by the third party credit rating agencies and provide the opportunity to achieve incremental returns and enhanced diversification of our overall investments portfolio.  Our initial investment decisions and ongoing monitoring procedures for these securities are based on a thorough due diligence process that includes, among other things, an assessment of the credit, structure, and liquidity risks of the issue and issuer.  Our internal ratings are generally updated annually; however, they are updated more frequently if developments occur.

Credit default swaps (“CDS”) are utilized for both buying and selling credit protection against a specified credit event. In selling protection, CDS are used to replicate fixed income securities and to complement the cash market when credit exposure to certain issuers is not available or when the derivative alternative is less expensive than the cash market alternative. When buying protection, the objective is to mitigate credit risk on fixed income holdings in our portfolio. Credit risk includes both default risk and market value exposure due to spread widening. CDS typically have a five–year term. The following table shows the CDS notional amounts and fair value of protection bought or sold as of September 30, 2008.

	Notional Amounts				Fair value to
($ in millions)	Property- Liability	Allstate Financial	Total	Fair value	notional amount
Buying protection (recoverable)
Single name	$367	$161	$528	$23	4.4%
Index	500	550	1,050	10	1.0
Total buying protection	$867	$711	$1,578	$33	2.1

Selling protection (payable)
Single name	$260	$291	$551	$(26)	(4.7)
First-to-default	—	245	245	(27)	(11.0)
Index	300	—	300	(9)	(3.0)
Total selling protection	$560	$536	$1,096	$(62)	(5.7)

In buying and selling protection CDS, we buy or sell credit protection on an identified single name, credit derivative index (“CDX”) that is generally investment grade, or a basket of names in a first-to-default (“FTD”) structure, and in return pay or receive periodic premiums through expiration or termination. With single name CDS, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. A CDX index is utilized to take a position on multiple (generally 125) credit entities. With FTD baskets, because of the additional credit risk inherent in a basket of named credits, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket.  If there is an event of default by the referenced name or one of the referenced names in a basket, as defined by the agreement, in the case of buying protection, we are entitled to receive from the counterparty, or in the case of selling protection, we are obligated to pay the counterparty, the referenced notional amount of the contract.   In such an event, in regards to buying protection, we must surrender to the counterparty the referenced defaulted security or similar security.  In such an event, in regards to selling protection, we are entitled to receive in return the referenced defaulted security or similar security. When such an event occurs in a single name or FTD (for FTD, the first such event occurring for any one name in the basket), the transaction terminates at the time of settlement of the default.  For CDX, the reference credit name incurring such event is removed from the index at the time of settlement of the default while the CDX transaction continues until expiration.  For all CDS, once a credit event occurs and a settlement has occurred, there may be subsequent recoveries. Recovery amounts, if any, vary and they may reduce the ultimate amount of net gain or loss.

Exposure to certain financial institutions Our direct exposure to American International Group, Bank of America Corporation (including Countrywide), Goldman Sachs Group, LLP, JP Morgan Chase & Company (including Bear Stearns and Washington Mutual), Lehman Brothers Holdings, Merrill Lynch and Company, Morgan Stanley, Wachovia Corporation, Fannie Mae, and Freddie Mac totals $1.66 billion or 1.6% of our total investment portfolio as of September 30, 2008.  On these names, we had $237 million in impairment write-downs and $41 million in change in intent write-downs during the third quarter of 2008, and $331 million in impairment write-downs and $163 million in change in intent write-downs during the first nine months of 2008.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds and hedge funds.  The overall limited partnership interests portfolio is well diversified across a number of metrics including fund sponsors, vintage years, strategies, geography (including international), and company/property types.  At September 30, 2008, our limited partnership interests comprise:

Private equity/debt funds - Approximately 45% or $1.34 billion of the limited partnership interests are comprised of private equity/debt funds diversified across the following fund types: buyout, mezzanine, distressed security, and secondary offerings.  Private/equity debt funds were spread across 88 sponsors and 134 individual funds.  The largest exposure to any single private equity/debt fund is $42 million.

Real estate funds - Approximately 29% or $849 million of the limited partnership interests are comprised of real estate funds diversified across a variety of strategies including opportunistic, value-add platforms, distressed property, and property/market specific.  Real estate funds were spread across 39 sponsors and 74 individual funds.  The largest exposure to any single real estate fund is $47 million.

Hedge funds - Approximately 26% or $766 million of the limited partnership interests are comprised of hedge funds with the majority invested with fund of funds advisors.  Hedge funds were spread across 13 sponsors and 95 individual funds. The largest exposure to any single hedge fund is $50 million.

Our aggregate limited partnership exposure represented 2.8% and 2.1% of total invested assets as of September 30, 2008 and December 31, 2007, respectively.

Loss from limited partnership interests was $24 million for the third quarter of 2008 versus income of $48 million for the same quarter period in 2007.  The decline in income from limited partnership interests is primarily related to reduced income from partnerships accounted for under the equity method of accounting (“EMA”) resulting from reduced valuations on net asset value of the partnerships.  Further, investment income on limited partnership interests accounted for under the equity method of accounting is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one month delay and the income recognition on private equity/debt funds and real estate funds are generally on a six month delay.  As such, the income recognized through September 30, 2008 for limited partnership interests accounted for under the equity method of accounting may not include the full impact for current year changes in valuation of the underlying assets or liabilities within the partnerships.  Limited partnership interests accounted for under the cost method of accounting recognize income only upon cash distributions by the partnership.

The following table shows the income from our limited partnership interests by fund type, accounting classification and fund strategy.

	Three Months Ended September 30,
	2008			2007
($ in millions)	Cost	Equity method of accounting	Total	Cost	Equity method of accounting	Total

Private equity/ debt funds	$13	$—	$13	$23	$4	$27
Real estate funds	1	(8)	(7)	17	6	23
Hedge funds	—	(30)	(30)	1	(3)	(2)
Total	$14	$(38)	$(24)	$41	$7	$48

	Nine Months Ended September 30,
	2008			2007
($ in millions)	Cost	Equity method of accounting	Total	Cost	Equity method of accounting	Total

Private equity/ debt funds	$33	$57	$90	$65	$20	$85
Real estate funds	9	(6)	3	43	27	70
Hedge funds	—	(27)	(27)	2	47	49
Total	$42	$24	$66	$110	$94	$204

Unrealized net capital losses totaled $4.10 billion as of September 30, 2008, compared to unrealized net capital gains of $1.91 billion at December 31, 2007.  The decline was primarily due to widening credit spreads and equity market declines. Net unrealized capital losses increased despite the realization of capital losses on sales and impairments, including change in intent write-downs during the third quarter and first nine months of 2008.  We continue to experience volatility in the balance of our unrealized net capital gains and losses as we did between the years 2004/2005 and 2006/2007.  The following tables present total unrealized gains and losses, pre-tax and after-tax.

	September 30,	December 31,
($ in millions)	2008	2007
U.S. government and agencies	$748	$918
Municipal	(816)	720
Corporate	(1,846)	90
Foreign government	323	394
MBS	(227)	(43)
CMBS	(763)	(308)
ABS	(1,576)	(816)
Redeemable preferred stock	(4)	1
Fixed income securities	(4,161)	956
Equity securities	76	990
Derivatives	(14)	(33)
Unrealized net gains and losses, pre-tax	$(4,099)	$1,913

	September 30,	December 31,
($ in millions)	2008	2007
Fixed income securities	$(4,161)	$956
Equity securities	76	990
Derivative instruments	(14)	(33)
Unrealized net gains and losses, pre-tax	(4,099)	1,913

Amounts recognized for:
Insurance Reserves (1)	(456)	(1,059)
Deferred policy acquisition and sales inducement costs (2)	2,286	512
Total	1,830	(547)

Deferred income taxes	794	(478)
Unrealized net capital gains and losses, after-tax	$(1,475)	$888

(1)

The insurance reserves adjustment represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product portfolios were realized. Since these products have a long-term expected life, the proceeds from investments sold in an unrealized gain position would be reinvested at current lower interest rates, resulting in a premium deficiency. The adjustment primarily relates to structured settlement annuities with life contingencies, in addition to annuity buy-outs and certain payout annuities with life contingencies.

(2)

The deferred policy acquisition and sales inducement costs adjustment represents the amount by which the amortization of DAC and deferred sales inducements (“DSI”) would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.

The net unrealized loss for the fixed income portfolio totaled $4.16 billion, comprised of $1.89 billion of gross unrealized gains and $6.05 billion of gross unrealized losses at September 30, 2008.  This is compared to a net unrealized gain for the fixed income portfolio totaling $956 million at December 31, 2007, comprised of $3.15 billion of gross unrealized gains and $2.20 billion of gross unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at September 30, 2008, $5.52 billion or 91.3% were related to investment grade securities and are primarily related to widening credit spreads.  Of the remaining $528 million of unrealized losses in the fixed income portfolio, $323 million or 61.2% were in the corporate fixed income portfolio and primarily comprised securities in the consumer goods, financial services, communications, capital goods and utilities sectors.  The gross unrealized losses in these sectors were primarily related to changes in interest rates and credit spreads, and company specific conditions.

Included in gross unrealized losses at September 30, 2008 were $2.52 billion of fixed income securities with a fair value below 70% of amortized cost, or 3.3% of our fixed income portfolio at September 30, 2008.  The percentage of fair value to amortized cost for the remaining fixed income gross unrealized losses at September 30, 2008 are shown in the following table.

($ in millions)	Unrealized (loss) gain	Fair value	% to Total fixed income investments
> 80% of amortized cost	$(3,131)	$42,354	55.7%
70% to 80% of amortized cost	(933)	2,896	3.8
< 70% of amortized cost	(1,984)	2,519	3.3
Gross unrealized losses on fixed income securities	(6,048)	47,769	62.8
Gross unrealized gains on fixed income securities	1,887	28,239	37.2
Net unrealized gains and losses on fixed income securities	$(4,161)	$76,008	100.0%

Included in the fixed income securities with a fair value less than 70% of amortized cost totaling $2.52 billion were $1.89 billion of unrealized losses comprised of other CDO of $569 million (which primarily includes $270 million of cash flow CLO and $98 million of synthetic CDO), ABS RMBS of $538 million, corporate bonds of $480 million, and CMBS of $305 million.  We continue to believe that the unrealized losses on these securities are not necessarily predictive of the ultimate performance.  The unrealized losses should reverse over the remaining lives of the securities, in the absence of further deterioration in the collateral relative to our positions in the securities’ respective capital structures.

The net unrealized gain for the equity portfolio totaled $76 million, comprised of $273 million of unrealized gains and $197 million of unrealized losses at September 30, 2008.  This is compared to a net unrealized gain for the equity portfolio totaling $990 million at December 31, 2007, comprised of $1.10 billion of unrealized gains and $106 million of unrealized losses.  Within the equity portfolio, the losses were primarily concentrated in the consumer goods, financial services and banking sectors.  The unrealized losses in these sectors were company and sector specific.

We have a comprehensive portfolio monitoring process to identify and evaluate, on a case-by-case basis, fixed income and equity securities whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify situations where the fair value, compared to amortized cost for fixed income securities, and cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings, ratings downgrades or payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position at September 30, 2008 were included in our portfolio monitoring process for determining whether declines in value were other-than-temporary.  We also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery as a result of approved programs involving the disposition of investments for reasons such as negative developments that would change the view of long term investors and their intent to continue to hold the investment, subsequent credit deterioration of an issuer or holding, subsequent further deterioration of capital markets (i.e. debt and equity) and of economic conditions, subsequent further deterioration in the financial services and real estate industries, changes in duration, revisions to strategic asset allocations, liquidity needs, unanticipated federal income tax situations involving capital gains and capital loss carrybacks and carryforwards with specific expiration dates, investment risk mitigation actions, and other new facts and circumstances that would cause a change in our previous intent to hold a security to recovery or maturity.

The following table summarizes fixed income and equity securities in a gross unrealized loss position according to significance, aging and investment grade classification.

	September 30, 2008				December 31, 2007
	Fixed income				Fixed income
($ in millions except number of issues)	Investment grade	Below investment grade	Equity	Total	Investment grade	Below investment grade	Equity	Total

Category (I): Unrealized loss less than 20% of cost (1)

Number of issues	6,479	463	207	7,149	4,058	379	322	4,759
Fair value	$39,892	$2,434	$1,468	$43,794	$31,489	$2,446	$884	$34,819
Unrealized	$(2,886)	$(238)	$(142)	$(3,266)	$(1,391)	$(146)	$(66)	$(1,603)

Category (II): Unrealized loss greater than or equal to 20% of cost for a period of less than 6 consecutive months (1)

Number of issues	504	102	58	664	176	21	192	389
Fair value	$3,921	$468	$117	$4,506	$1,096	$134	$102	$1,332
Unrealized	$(1,714)	$(210)	$(51)	$(1,975)	$(578)	$(80)	$(38)	$(696)

Category (III): Unrealized loss greater than or equal to 20% of cost for a period of 6 or more consecutive months, but less than 12 consecutive months (1)

Number of issues	164	18	1	183	—	—	5	5
Fair value	$962	$90	$3	$1,055	$—	$—	$1	$1
Unrealized	$(915)	$(80)	$(4)	$(999)	$—	$—	$(2)	$(2)

Category (IV): Unrealized loss greater than or equal to 20% of cost for 12 or more consecutive months (1)

Number of issues	3	—	—	3	—	—	—	—
Fair value	$2	$—	$—	$2	$—	$—	$—	$—
Unrealized	$(5)	$—	$—	$(5)	$—	$—	$—	$—

Total number of issues	7,150	583	266	7,999	4,234	400	519	5,153
Total fair value	$44,777	$2,992	$1,588	$49,357	$32,585	$2,580	$987	$36,152
Total unrealized losses	$(5,520)	$(528)	$(197)	$(6,245)	$(1,969)	$(226)	$(106)	$(2,301)

(1) For fixed income securities, cost represents amortized cost.

The largest individual unrealized loss was $50 million for category (I), $26 million for category (II) and $36 million for category (III) as of September 30, 2008.

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

At September 30, 2008, Category (III) for fixed income comprised primarily of $350 million of other CDO, $216 million of ABS RMBS and $215 of CMBS with unrealized losses of $312 million, $322 million and $145 million, respectively, for a total of $779 million unrealized losses.  Included in the $779 million unrealized losses were assets with a fair value of $766 million with a fair value less than 70% of amortized cost.

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

Whenever our initial analysis indicates that a fixed income security’s unrealized loss of 20% or more for at least 36 months or any equity security’s unrealized loss of 20% or more for at least 12 months is temporary, additional evaluations and management approvals are required to substantiate that a write-down is not appropriate.  As of September 30, 2008, no securities met these criteria.

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

The following table summarizes problem, restructured and potential problem fixed income securities and bank loans.

	September 30, 2008				December 31, 2007
($ in millions)	Par value (1)	Amortized cost (1)	Fair value	Percent of total fixed income and bank loan portfolios	Par value	Amortized cost	Fair value	Percent of total fixed income and bank loan portfolios
Problem	$786	$131	$138	0.2%	$363	$35	$43	0.1%
Restructured	39	35	31	—	38	35	35	—
Potential problem	1,580	698	606	0.8	319	245	198	0.2
Total net carrying value	$2,405	$864	$775	1.0%	$720	$315	$276	0.3%
Cumulative write-downs recognized (2)		$1,410				$358

(1)	The difference between par value and amortized cost of $1.54 billion at September 30, 2008 is primarily attributable to write-downs. Par value has been reduced by principal payments.
(2)	Cumulative write-downs recognized only reflects write-downs related to investments within the problem, potential problem and restructured categories.

For our problem category, par value totaled $786 million and amortized cost totaled $131 million, or 16.7% of par value, at September 30, 2008, compared to a par value total of $363 million and amortized cost total of $35 million, or 9.6% of par value, at December 31, 2007.  Fair value for this category totaled $138 million, or 17.6% of par value, at September 30, 2008, a $95 million increase from fair value total of $43 million, or 11.8% of par value, at December 31, 2007.  At September 30, 2008, the problem category was comprised primarily of $32 million of municipal bonds, $28 million related to a real estate investment trust, and $24 million of bank loans, and also included $14 million of financial sector related holdings, $9 million of CRE CDO, $8 million of ABS CDO, $8 million of ABS RMBS, and $4 million of Alt-A. The increase over December 31, 2007 is attributable to the addition of fixed income and bank loan holdings that either are in default with respect to principal or interest and/or are investments issued by companies that went into bankruptcy during the period.   Problem investments with a fair value less than 70% of amortized cost totaled $2 million, with unrealized losses of $1 million.

For our potential problem category, par value totaled $1.58 billion and amortized cost totaled $698 million, or 44.2% of par value, at September 30, 2008, compared to a par value total of $319 million and amortized cost total of $245 million, or 76.8% of par value, at December 31, 2007.  Fair value for this category totaled $606 million, or 38.4% of par value, at September 30, 2008, a $408 million increase from fair value total of $198 million, or 62.1% of par value, at  December 31, 2007.  At September 30, 2008 the potential problem category was comprised primarily of $233 million of Alt-A, $66 million of ABS RMBS, and $8 million of CRE CDO, as well as $51 million of financial sector related holdings, $42 million of market value CDO, and $34 million of synthetic CDO.  Also included were $72 million of municipal bonds and $61 million of beneficial interests in securitized financial assets accounted for under Emerging Issues Task Force Issue No. 99-20.  The increase over December 31, 2007 is primarily attributable to the additions of certain real estate related holdings, including securities collateralized by residential and commercial mortgage loans.  Also contributing to the increase were financial sector related holdings and market value and synthetic CDO.  Potential problem investments with a fair value less that 70% of amortized cost totaled $106 million, with unrealized losses of $71 million.

We also evaluated each of these investments through our portfolio monitoring process at September 30, 2008 and recorded write-downs when appropriate.  We further concluded that any remaining unrealized losses on these investments were temporary in nature and that we have the intent and ability to hold the securities until recovery.  While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of investments in these categories will remain low relative to the total fixed income securities and bank loans portfolios.

Recent developments Between September 30, 2008 and October 31, 2008, the S&P 500 index has declined 17%, the Muni Bond buyer index yields have increased 12 basis points (“bps”) and while risk free interest rates have increased as illustrated by the increase of 16 bps in U.S. Treasury 10 year yields, credit spreads have widened, as illustrated by the 42 bps spread increase in the Barclays Capital Aggregate index resulting in an overall increase of 40 bps in the Barclays Capital Aggregate Yield.  This has resulted in an increase in our unrealized losses on our fixed income and equity securities.  Our unrealized gains and losses can vary significantly between periods.  The U.S. government is seeking to reverse these economic trends and we believe that they will be successful.

Net Investment Income The following table presents net investment income.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007

Fixed income securities	$1,181	$1,378	$3,657	$4,098
Equity securities	24	26	87	87
Mortgage loans	154	152	470	441
Limited partnership interests	(24)	48	66	204
Short-term	59	64	153	174
Other	10	51	38	142
Investment income, before expense	1,404	1,719	4,471	5,146
Investment expense	(49)	(116)	(178)	(338)
Net investment income	$1,355	$1,603	$4,293	$4,808

Total investment expenses decreased $67 million and $160 million for the three months and nine months ended September 30, 2008, respectively.  These decreases were primarily due to lower expenses associated with a lower amount of collateral received in connection with securities lending transactions.  The average amount of collateral held in connection with securities lending was approximately $2.58 billion and $3.03 billion in the third quarter and first nine months of 2008, respectively, compared to approximately $4.61 billion and $4.74 billion in the third quarter and first nine months of 2007, respectively, as a result of actions to reduce our securities lending balances.

Net Realized Capital Gains and Losses The following tables present the components of realized capital gains and losses and the related tax effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007
Sales (1)	$(137)	$206	$(107)	$1,061
Impairment write-downs (2)	(666)	(24)	(1,331)	(37)
Change in intent write-downs (1)(3)	(453)	(11)	(1,511)	(109)
Valuation of derivative instruments	(111)	(98)	(396)	89
Settlement of derivative instruments	79	48	187	133
Realized capital gains and losses, pretax	(1,288)	121	(3,158)	1,137
Income tax benefit (expense)	450	(41)	1,107	(400)
Realized capital gains and losses, after-tax	$(838)	$80	$(2,051)	$737

(1)	To conform to the current period presentation, certain amounts in the prior periods have been reclassified.

(2)	Impairment write-downs reflect issue specific other-than-temporary declines in fair value, including instances where we could not reasonably assert that the recovery period would be temporary.

(3)	Change in intent write-downs reflect instances where we cannot assert a positive intent to hold until recovery.

We may sell or change our assertion to hold a security until recovery for impaired fixed income or equity securities that were in an unrealized loss position at the previous reporting date, or other investments where the fair value has declined below the carrying value, in situations where significant unanticipated new facts and circumstances emerge or existing facts and circumstances increase in significance and are anticipated to adversely impact a security’s future valuations more than previously expected; including negative developments that would change the view of long term investors and their intent to continue to hold the investment, subsequent credit deterioration of an issuer or holding, subsequent further deterioration in capital markets (i.e. debt and equity) and of economic conditions, subsequent further deterioration in the financial services and real estate industries, liquidity needs, unanticipated federal income tax situations involving capital gains and capital loss carrybacks and carryforwards with specific expiration dates, investment risk mitigation actions, and other new facts and circumstances that would cause a change in our previous intent to hold a security to recovery or maturity.

Upon approval of programs involving the expected disposition of investments, portfolio managers identify a population of suitable investments, typically larger than needed to accomplish the objective, from which specific securities are selected to sell.  Due to our change in intent to hold until recovery, we recognize impairments on investments within the population that are in an unrealized loss position. Further unrealized loss positions that develop subsequent to the original write-down are recognized in the reporting period in which they occur through the date the program is closed. The program is closed when the objectives of the program are accomplished or a decision is made not to fully complete it, at which time an evaluation is performed of any remaining securities and where appropriate they are redesignated as intent to hold to recovery. Reasons resulting in a decision not to complete an approved program include matters such as the mitigation of concerns that led to the initial decision, changes in priorities or new complications that emerge from significant unanticipated developments, such as subsequent significant deterioration which we view to be temporary in nature, to the point at which securities could only be sold at prices below our view of their intrinsic values, or subsequent favorable developments that support a return to the intent to hold to recovery. Subsequent other-than-temporary impairment evaluations utilize the amortized cost or cost basis that reflect the write downs.  Fixed income securities subject to change in intent write–downs, and including those redesignated as intent to hold, continue to earn investment income and any discount or premium from the amortized cost basis that reflects the write-downs is recognized using the effective yield method over the expected life of the security.

Impairment write-downs for the three months ended September 30, 2008 comprised $488 million from fixed income securities, $139 million from equity securities and $39 million from limited partnership interests compared to $19 million from fixed income securities, $4 million from equity securities and $1 million from limited partnership interests for the same period of the prior year.  Impairment write-downs for the nine months ended September 30, 2008 comprised $1.04 billion from fixed income securities, $228 million from equity securities, $59 million from limited partnership interests and $4 million from other investments compared to $23 million from fixed income securities, $9 million from equity securities, $4 million from limited partnership interests and $1 million from short-term investments for the same period of the prior year.  $348 million, or 71.3% and $740 million, or 71.2% of the fixed income security write-downs for the three months and nine months ended September 30, 2008, respectively, related to impaired securities that were performing in line with anticipated or contractual cash flows, but which were written down primarily because of further expected deterioration in the performance of the underlying collateral.  As of September 30, 2008, for these securities, there have been no defaults or defaults that have occurred in classes lower in the capital structure as of September 30, 2008.  $140 million and $300 million of the fixed income security write-downs for the three months and nine months ended September 30, 2008, respectively, primarily related to securities experiencing a significant departure from anticipated residual cash flows, however, we believe they retain economic value.

Impairment write-downs and cash received, inclusive of sales, on these investments were as follows:

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008(3)
($ in millions)	Impairment write-downs	Cash received(4)	Impairment write-downs	Cash Received(4)
Performing in accordance with anticipated or contractual cash flows
Alt–A
No defaults in underlying collateral	$(13)	$9	$(85)	$31
Defaults lower in capital structure	(94)	5	(108)	22
	(107)	14	(193)	53
ABS RMBS	(12)	6	(180)	20
ABS CDO	—	—	(63)	3
CMBS/CRE CDO	(3)	4	(42)	6
Synthetic CDO	(170)	2	(170)	6
Corporate
Mortgage lender	(2)	—	(2)	—
Bond insurer	—	—	(17)	1
Bond reinsurer – convertible to perpetual security	—	—	(20)	1
Financials	(48)	2	(40)	4
Other	(6)	1	(13)	4
Subtotal (1)	(348)	29	(740)	98

Departure from anticipated or contractual cash flows
Future cash flows expected –
Corporate
Residual interest trust security	—	—	(82)	—
Equity structured note	(27)	—	(27)	—
Financials	(50)	12	(41)	13
Real Estate Investment Trust	(12)	1	(12)	2
Food manufacturer	—	—	(3)	—
Other	—	—	(1)	—
Subtotal (2)	(89)	13	(166)	15
Future cash flows very uncertain -
Cash flow CLO	—	—	(18)	1
ABS RMBS	—	—	(4)	1
Corporate
Financials	(51)	6	(51)	23
Bond insurer	—	—	(10)	—
Subtotal	(51)	6	(83)	25
Investments disposed during the quarter	—	31	(51)	137
Total fixed income securities	$(488)	$79	$(1,040)	$275

Total equity securities	$(139)	$356	$(228)	$890
Total limited partnership interests	$(39)	$6	$(59)	$7
Total other investments	$—	$—	$(4)	$1

(1)

Written down primarily because of expected deterioration in the performance of the underlying collateral. As of September 30, 2008, for the securities with direct interest in the lender, there have been no defaults. For securities supported by collateral, there have been no defaults or defaults have occurred in classes lower in the capital structure.

(2)	While these fixed income security write-downs were valued at a significant discount to cost, we believe these securities retain economic value.

(3)	During the third quarter of 2008, we sold our mortgage lender securities that were written down at June 30, 2008 recognizing a gain of $3 million.

(4)	Cash received includes both income and principal collected during the period.

Notwithstanding our intent and ability to hold these securities with impairment write-downs, we concluded that we could not reasonably assert that the recovery period would be temporary.

Change in intent write-downs for the three months ended September 30, 2008 comprised net realized losses on fixed income securities of $422 million, equity securities of $20 million, mortgage loans of $11 million and other investments of $1 million compared to realized losses on fixed income of $7 million and mortgage loans of $4

million for the same period of the prior year.   Change in intent write-downs for the nine months ended September 30, 2008 comprised net realized losses on fixed income of $1.37 billion, equity of $94 million, mortgage loans of $45 million and other investments of $2 million compared to net realized losses on fixed income of $68 million, equity of $17 million and mortgage loans of $24 million for the same period of the prior year.

Change in intent write-downs for the three months ended September 30, 2008 are presented in the table below.

($ in millions) Criteria		Financial Accounting	Fair value of
		Standards Board	outstanding	Net realized
		Statement No. 157,	change in	capital loss
		Fair Value	intent assets	Three Months	Nine Months
		Measurements	at	Ended	Ended
	Security Type	(“SFAS No. 157”) Level	September 30, 2008	September 30, 2008	September 30, 2008

Risk Mitigation

Targeted reductions in commercial real estate exposure where it is anticipated that future downside risk remains. Considerations included position held in the capital structure, vintage year, illiquidity and deteriorating fundamentals.	CRE CDO	3	$116	$(51)	$(299)

	CMBS	2	113	(31)	(125)
		3	2	(2)	(34)

	Mortgage loans	3	260	(11)	(44)

Targeted reductions in residential real estate where management believes there is a risk of future material declines in price in the event of continued deterioration in the economy. Considerations included position held in the capital structure, projected performance of the collateral, and expected internal rates of return.	Prime	2	35	(5)	(20)

	Alt-A	3	170	(34)	(130)

	ABS RMBS	3	657	(82)	(266)

Targeted reductions in financial sector exposure included securities issued by certain regional banks and certain large financial institutions.	Financial Sector	2	325	(70)	(197)
		3	24	(3)	(14)

	Other	2	28	(2)	(17)
Total risk mitigation (1)			1,730	(291)	(1,146)
Individual identification (2)			707	(70)	(193)
Enterprise-wide asset allocation (2)			1,439	(92)	(164)
Other			6	—	(8)
Total			$3,882	$(453)	$(1,511)

(1)

After changing our intent at June 30, 2008 for our risk mitigation and return optimization programs, the mortgage and asset backed markets and financial sector experienced significant deterioration, to the point at which securities could only be sold at prices below our view of their intrinsic values.  As a result only approximately one third of the securities were sold during the third quarter of 2008.  Also at June 30, 2008, for the enterprise asset allocation program, we changed our intent on a population of securities in excess of the amount needed to accomplish the objective because we had not yet identified which specific securities would be sold.  The objectives of this program were substantially met as of September 30, 2008 with approximately $1.4 billion of securities remaining in the portfolio.

(2)

During the third quarter of 2008, additional securities with a fair value of $865 million had change in intent write-downs of $61 million related to Individual identification and enterprise-wide asset allocation.

The following table summarizes the third quarter activity related to securities written down due to a change in intent, excluding equity securities effectively carried at the lower of cost or fair value.

($ in millions)
Carrying value as of June 30, 2008	$6,385
Sales:
Risk mitigation and return optimization program (1)	(1,114)
Enterprise asset allocation and other programs	(1,574)
Net realized capital gains and losses on sales:
Risk mitigation and return optimization program (1)	(63)
Enterprise asset allocation and other programs	58
Additional change in intent designations	865
Write-downs (2)	(575)
Other	(100)
Carrying value as of September 30, 2008	$3,882

(1)

Net proceeds from the sales of second quarter risk mitigation and return optimization actions totaled $1.11 billion with an additional loss of $63 million or 95% of fair values reported at June 30, 2008.

(2)	Includes change in intent write-downs of $453 million and impairment write-downs of $122 million.

Net realized capital losses on the valuation and settlement of derivative instruments totaled $32 million for the third quarter of 2008. Gains from the risk reduction programs, primarily in our equity hedge program, were related to declines in the fair value of S&P securities and losses were experienced in our income generation programs and from the accounting valuation changes of embedded options in fixed income securities.  Net realized capital losses on the valuation and settlement of derivative instruments totaled $209 million for the first nine months of 2008, primarily comprised $284 million of losses for the accounting valuation of equity indexed notes and convertible fixed income securities.

At September 30, 2008, our securities with embedded options totaled $1.75 billion and decreased in fair value from December 31, 2007 by $646 million, comprising realized capital losses related to the valuation of embedded options of $284 million, net sales activity of $263 million in realized capital losses, and unrealized net capital losses reported in other comprehensive income (“OCI”) of $99 million for the host security.  Net unrealized capital losses were further increased by $10 million due to amortization and impairment write-downs on the host security.  The change in the fair value of embedded options is bifurcated from the host securities, separately valued and reported in realized capital gains and losses, while the change in value of the host securities is reported in OCI.  Total amortized cost exceeded total fair value by $56 million at September 30, 2008.  Valuation gains and losses are converted into cash for securities with embedded options upon our election to sell these securities.  In the event the economic value of the options is not realized, we will recover the par value if held to maturity.  Total par value exceeded fair value by $147 million at September 30, 2008.

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

	Nine months ended September 30,
	2008			2007
($ in millions)	Valuation	Settlements	Total	Total	YTD 2008 Explanations
Risk reduction					Net short interest rate futures and municipal interest rate swaps are used to offset the
Property–Liability					effects of changing interest rates on a portion of the Property–Liability fixed income
Portfolio duration management	$12	$(9)	$3	$(4)

portfolio that is reported in unrealized net capital gains or losses in OCI. The short interest rate future contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost.  The 2008 YTD settlement loss on futures resulted from decreases in risk free interest rates. Unrealized gains on the fixed income portfolio caused by decreasing interest rates did not offset settlement losses due to widening credit spreads. The municipal interest rate swaps can be terminated at any time for minimal additional cost. Periodic settlements occur quarterly. The 2008 YTD valuation gain represents the changing value of expected future settlements and resulted from increases in municipal interest rates.  Unrealized losses on the municipal fixed income portfolio, caused by increasing interest rates and widening credit spreads, more than offset the valuation gains on the derivative.

Interest rate spike exposure	(19)	(16)	(35)	—

Interest rate swaption contracts with approximately one–year terms provide an offset to declining fixed income market values resulting from potential rising interest rates. The existing contracts at September 30, 2008 protect $19.5 billion of notional principal by limiting the decline in value to approximately $1.5 billion for an increase in risk–free rates greater than approximately 150 basis points above those in effect at inception of the contracts. During the third quarter 2008, $2 billion notional of interest rate swaption contracts, executed in the second half of 2007, expired. Additionally $8.5 billion notional were replaced at a lower strike price that resulted in a settlement loss being recognized. The 2008 YTD valuation loss resulted from a decrease in interest rates during the year. Interest rate swaption contracts can expire, terminate early at minimal additional cost, or the option can be exercised. If interest rates do not increase above the strike rate, the maximum remaining potential loss in 2008 is limited to the remaining unrecognized premium cost of $32 million at September 30, 2008.

Hedging unrealized gains on equity securities	74	94	168	29

Short S&P futures were primarily used to protect unrealized gains on our equity securities portfolio reported in unrealized net capital gains or losses in accumulated OCI. The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost. The 2008 YTD settlement gains on futures offset the decline in our unrealized gains on equity securities as equity markets declined. Exchange traded options and OTC collars, comprised of purchased puts and written calls whereby we give up returns beyond a certain level are utilized to provide an offset to significant declines in equity market values below a targeted level. Options can expire, terminate early or the option can be exercised. If the equity index does not fall below the put’s strike price, the maximum loss on purchased puts is limited to the amount of the premium paid. If the equity index increases above the strike price on the written call, the maximum loss would equal the gains that we would give up on our equity portfolio less any premium received for writing the call. The 2008 YTD valuation gains on options offset the decline in our unrealized gains on equity portfolio as equity markets declined during the quarter.

Foreign currency contracts	(10)	(1)	(11)	6

Credit risk reduction	23	2	25	—

Credit default swaps are used for buying protection to offset widening credit spreads in our fixed income portfolio. Credit default swaps typically have five-year terms for which we pay periodic premiums through expiration. Valuation gains or losses will reverse if allowed to expire. The changes in valuation would only be converted to cash upon disposition, which can be done at any time, or if the credit event specified in the contract occurs. The change in valuation reflects the market’s view of the potential for a credit event (default and ratings downgrade) to occur which is reflected in the market place as widening credit spreads.  Valuation changes would only be converted to cash upon disposition which can be done at any time, or if the credit event specified in the contract occurs. Not withstanding any recovery on the protection covering an indebtedness default, the maximum loss is limited to the amount of premiums paid for this protection. We acquired additional credit default swaps in the third quarter of 2008 as part of our macro-hedge program. The 2008 YTD valuation gain is the result of widening credit spreads on referenced credit entities. As of September 30, 2008 we had $867 million of notional outstanding.

Other	(30)	—	(30)	(11)

Allstate Financial					Interest rate caps, floors and swaps are used by Allstate Financial to align interest-rate
Duration gap management	(86)	31	(55)	14

sensitivities of its assets and  liabilities. The contracts settle based on differences between current market rates and a contractually specified fixed rate through expiration. The contracts can be terminated and settled at anytime with a minimal additional cost. If a settlement is not paid on interest rate changes, the maximum loss on caps and floors would be limited to the amount of premium paid for the protection. The change in valuation reflects the changing value of expected futures settlements from changing interest rates, which may vary over the period of the contracts. The 2008 YTD losses, resulting from decreasing interest rates, are offset in unrealized gains in OCI to the extent it relates to

	Nine months ended September 30,
	2008			2007
($ in millions)	Valuation	Settlements	Total	Total	YTD 2008 Explanations
					changes in risk-free rates; however, the impact of widening credit spreads more than offset this benefit.

Anticipatory hedging	(1)	90	89	(26)

Futures are used to protect investment spread from interest rate changes during mismatches in the timing of cash flows between product sales and the related investment activity. The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost. If the cash flow mismatches are such that a positive net investment position is being hedged, there is an offset for the related investments unrealized loss in OCI. The 2008 YTD amounts reflect decreases in risk–free interest rates on a net long position as liability issuances exceeded asset acquisitions.

Hedging of interest rate exposure in annuity contracts	(3)	(7)	(10)	(8)

Interest rate caps are used to hedge the effect of changing crediting rates that are indexed to changes in treasury rates on certain annuity contracts. The change in valuation reflects the changing value of expected future settlements including the underlying cost to hedge the treasury-rate index feature. The offset to the product hedging cost is reflected in the base crediting rates on the underlying annuity policies, which is reported in credited interest. The value of expected future settlements and the associated value of future credited interest, which is reportable in future periods when incurred, decreased due to declining interest rates.

Hedging unrealized gains on equity indexed notes	—	4	4	—

Hedge ineffectiveness	(12)	(1)	(13)	—	The hedge ineffectiveness of ($12 million) includes $104 million in realized capital losses on swaps that were offset by $92 million in realized capital gains on the hedged risk.

Foreign currency contracts	—	(2)	(2)	(3)

Credit risk reduction	9	(1)	8	—

Credit default swaps are used for buying protection to offset widening credit spreads in our fixed income portfolio. Credit default swaps typically have five-year terms for which we pay periodic premiums through expiration. Valuation gains or losses will reverse if allowed to expire. The changes in valuation would only be converted to cash upon disposition, which can be done at any time, or if the credit event specified in the contract occurs. The change in valuation reflects the market’s view of the potential for a credit event (default and ratings downgrade) to occur which is reflected in the market place as widening credit spreads.  Valuation changes would only be converted to cash upon disposition which can be done at any time, or if the credit event specified in the contract occurs. Not withstanding any recovery on the protection covering an indebtedness default, the maximum loss is limited to the amount of premiums paid for this protection. We acquired additional credit default swaps in the third quarter of 2008 as part of our macro-hedge program. The 2008 YTD valuation gain is the result of widening credit spreads on referenced credit entities. As of September 30, 2008 we had $711 million of notional outstanding.

Total Risk reduction	$(43)	$184	$141	$(3)

Income generation
Asset replication – credit exposure					Credit default swaps are used to replicate fixed income securities and to complement the
Property–Liability	$(30)	$10	$(20)	$1	cash market when credit exposure to certain issuers is not available or when the derivative
Allstate Financial	(39)	8	(31)	—	alternative is less expensive than the cash market alternative. The credit default swaps
Total	(69)	18	(51)	1	typically have five–year terms for which we receive periodic premiums through expiration. The change in valuation reflects the market’s view of the potential for a credit event (default and ratings downgrade) to occur which is reflected in the market place as widening credit spreads.  Valuation changes would only be converted to cash upon disposition which can be done at any time, or if the credit event specified in the contract occurs. Notwithstanding any payment due for providing protection from an indebtedness default, the maximum exposure is equal to the notional amount of the credit derivative. In the event of a credit event specified in the contract, we are obligated to pay the counterparty the notional amount of the contract and receive in return the referenced defaulted security or similar security. As of September 30, 2008 we had $1.1 billion of notional outstanding.

Asset replication – equity exposure
Property–Liability	—	(2)	(2)	16

Commodity derivatives –					Commodity excess return swaps diversify our holdings and enhance overall returns. The
Property–Liability	—	(13)	(13)	77

excess return swaps settle monthly on the last day. The swaps may be terminated at anytime for a minimal additional cost. The 2008 YTD settlement losses are the result of decreasing returns on the underlying commodity index.

Total Income generation	$(69)	$3	$(66)	$94

Accounting
Equity indexed notes – Allstate Financial	$(174)	$—	$(174)	$62	Equity–indexed notes are fixed income securities that contain embedded options. The changes in valuation of the embedded equity indexed call options are reported in realized capital gains and losses. The results generally track the performance of underlying equity indices. During the third quarter 2008, one of the embedded options was valued at $0 due to the counterparty’s bankruptcy. As a result, an additional $21 million of losses was reported in realized capital gains and losses. Valuation gains and losses are converted into cash upon sale or maturity. In the event the economic value of the options is not realized, we will

	Nine months ended September 30,
	2008			2007
($ in millions)	Valuation	Settlements	Total	Total	YTD 2008 Explanations

recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults. Par value exceeded fair value by $83 million at September 30, 2008. Equity-indexed notes are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired. As a result of this process, one issue was written-down during third quarter 2008 due to the issuer’s bankruptcy. The following table compares the September 30, 2008 and December 31, 2007 holdings respectively.

					($ in millions)	September 30, 2008		Change	December 31, 2007
					Par value	$800		$—	$800
					Amortized cost of host contract	$491		$(6)	$497
					Fair value of equity–indexed call option	248		(174)	422
					Total amortized cost	$739		$(180)	$919
					Total Fair value	$717		$(207)	$924
					Unrealized gain/loss	$(22)		$(27)	$5

Conversion options in fixed income securities					Convertible bonds are fixed income securities that contain embedded options. Changes in
Property–Liability	(76)	—	(76)	41	valuation of the embedded option are reported in realized capital gains and losses. The
Allstate Financial	(34)	—	(34)	28

results generally track the performance of underlying equities. Valuation gains and losses are converted into cash upon our election to sell these securities. In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults. Par value exceeded fair value by $64 million at September 30, 2008. Convertible bonds are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired. The following table compares the September 30, 2008 and December 31, 2007 holdings respectively.

Total	(110)	—	(110)	69	($ in millions)	September 30, 2008	Change in Fair Value	Change due to Net Sale Activity	December 31, 2007
					Par value	$1,094	$—	$(322)	$1,416
					Amortized cost of host contract	$737	$16	$(268)	$989
					Fair value of conversion option	327	(110)	(24)	461
					Total amortized cost	$1,064	$(94)	$(292)	$1,450
					Total Fair value	$1,030	$(176)	$(263)	$1,469
					Unrealized gain/loss	$(34)	$(82)	$29	$19
Total Accounting	$(284)	$—	$(284)	$131

Total	$(396)	$187	$(209)	$222

The breakout by operating segment for realized capital gains and losses from derivatives were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007
Property-Liability	$38	$29	$8	$155
Allstate Financial	(71)	(79)	(218)	67
Corporate and Other	1	—	1	—
Total	$(32)	$(50)	$(209)	$222

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

We categorize our financial assets and financial liabilities measured at fair value based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities which we can access (Level 1); the second highest priority for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets, or valuation models whose inputs are observable (Level 2); and the lowest priority to unobservable inputs (Level 3).  To distinguish among the categories we consider the frequency of completed transactions such as daily trading for equity securities.  If inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the entire instrument.  Certain financial assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans and policy loans.  Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting measurement is reflected in the condensed consolidated financial statements.  In addition, equity options embedded in fixed income securities are not disclosed in the hierarchy with free-standing derivatives as the embedded derivatives are presented as combined instruments in fixed income securities.

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

Financial assets and financial liabilities recorded on the Condensed Consolidated Statements of Financial Position at fair value as of September 30, 2008 are categorized based on the reliability of inputs to the valuation techniques as follows:

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

b)             Quoted prices for identical or similar assets or liabilities in non-active markets; or

c)              Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.

Level 3:     Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs may reflect our estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

We utilize a combination of third party valuation service providers, brokers, and internal valuation models to determine fair value.  We gain assurance on the overall reasonableness and consistent application of valuation input assumptions, valuation methodologies, and compliance with accounting standards for fair value determination through the execution of various processes and controls designed to ensure that our financial assets and financial liabilities are appropriately valued.  We monitor fair values received from third parties and those derived internally on an ongoing basis.

We are responsible for the determination of the value of the financial assets and financial liabilities carried at fair value and the supporting assumptions and methodologies.  In certain situations, we employ independent third-party valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant assumptions and methodologies for individual instruments.  In situations where our valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a single quote or by employing internal valuation models that are widely accepted in the financial services industry.  Changing market conditions are incorporated into valuation assumptions and reflected in the fair values, which are validated by calibration and other analytical techniques to available market observable data.

Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary algorithms, produce valuation information in the form of a single fair value for individual securities for which a fair value has been requested under the terms of our agreements.  For certain equity securities, valuation service providers provide market quotations for completed transactions on the measurement date.  For other security types, fair values are derived from the valuation service providers’ proprietary valuation models.  The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, liquidity spread, currency rates, and other market-observable information, as applicable. Credit and liquidity spreads are typically implied from completed transactions and transactions of comparable securities.  Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial instruments.  The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector, and where applicable, collateral quality and other issue or issuer specific information.  Executing valuation models effectively requires seasoned professional judgment and experience.  In cases where market transactions or other market observable data is limited, the extent to which judgment is applied varies inversely with the availability of market observable information.

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

The fair value of financial assets and financial liabilities, including privately-placed securities, certain free-standing derivatives  and certain derivatives embedded in certain contractholder liabilities, where our valuation service providers or brokers do not provide fair value determinations, is determined using valuation methods and models widely accepted in the financial services industry.  Internally developed valuation models, which include inputs that may not be market observable and as such involve some degree of judgment, are considered appropriate for each class of security to which they are applied.

Our internal pricing methods are primarily based on models using discounted cash flow methodologies that determine a single best estimate of fair value for individual financial instruments.  In addition, our models use internally assigned credit ratings as inputs (which are generally consistent with any external ratings and those we use to report our holdings by credit rating) and stochastically determined cash flows for certain derivatives embedded in certain contractholder liabilities, both of which are difficult to independently observe and verify.  Instrument specific inputs used in our internal fair value determinations include: coupon rate, weighted average life, sector of the issuer, call provisions, and the contractual elements of derivatives embedded in certain contractholder liabilities.  Market related inputs used in these fair values, which we believe are representative of inputs other market participants would use to determine fair value of the same instruments include: interest rate yield curves, quoted market prices of comparable securities, credit spreads, estimated liquidity premiums, and other applicable market data including lapse and anticipated market return estimates for derivatives embedded in certain contractholder liabilities.  Credit spreads are determined using those published by a commonly used industry specialist for comparable public securities.  A liquidity premium is also added to reflect spreads commonly required for the types of securities being valued and are calibrated based on actual trades or other market data.  As a result of the significance of non-market observable inputs, including internally assigned credit ratings and stochastic cash flow estimates as described above, judgment is required in developing these fair values. The fair value of these financial assets and financial liabilities may differ from the amount actually received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Moreover, the use of different valuation assumptions may have a material effect on the financial assets’ and financial liabilities’ fair values.

Fair value of our investments comprise an aggregation of numerous, single best estimates for each security in the Condensed Consolidated Statements of Financial Position.  Because of this detailed approach, there is no single set of assumptions that determine our fair value estimates at a consolidated level.  Moreover, management does not compile a range of estimates for items reported at fair value at the consolidated level because we do not believe that a range would provide meaningful information.  Level 1 and Level 2 measurements represent valuations where all significant inputs are market observable. Level 3 measurements have one or more significant inputs that are not market observable and as a result these fair value determinations have greater potential variability as it relates to their significant inputs.  The Level 3 principal components are privately placed securities valued using internal models, broker quoted securities, ABS RMBS, Alt-A, ARS backed by student loans and other CDO. In general, the greater the reliance on significant inputs that are not market observable, the greater potential variability of the fair value determinations. Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market, all ABS RMBS and Alt-A are categorized as Level 3.  For broker quoted securities’ fair value determinations, we believe the brokers providing the quotes may consider market observable transactions or activity in similar securities, as applicable, and other information as calibration points.  Privately placed securities’ fair value determinations, which are based on internal ratings that are not market observable, are calibrated to market observable information in the form of external NAIC ratings and credit spreads.

We believe our most significant exposure to changes in fair value is due to market risk.  Our exposure to changes in market conditions is discussed fully in the Market Risk section of the MD&A included in our 2007 Form 10-K.

We employ specific control processes to determine the reasonableness of the fair values of our financial assets and financial liabilities.  Our processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value.  For example, on a continuing basis, we assess the reasonableness of individual security values received from valuation service providers that exceed certain thresholds as compared to previous values received from those valuation service providers. In addition, we may validate the reasonableness of fair values by comparing information obtained from our valuation service providers to other third party valuation sources for selected financial assets. When fair value determinations are expected to be more variable, we validate them through reviews by members of management who have relevant expertise and who are independent of those charged with executing investment transactions.  We do not alter fair values provided by our valuation providers or brokers.

The following table identifies investments as of September 30, 2008 by source of value determination:

	Investments
($ in millions)	Fair value	Percent to total
Fair value based on internal sources	$17,355	16.6%
Fair value based on external sources (1)	71,110	67.7
Total fixed income, equity and certain short-term securities	88,465	84.3
Fair value of derivatives	228	0.2
Mortgage loans, policy loans, bank loans and certain limited partnership, short-term and other investments, valued at cost, amortized cost and the equity method	16,290	15.5
Total	$104,983	100.0%

(1) Includes $3.39 billion that are valued using broker quotes.

For more detailed information on our accounting policy for the fair value of financial assets and financial liabilities and information on the financial assets and financial liabilities included in the levels promulgated by SFAS No. 157, see Note 4 to the Condensed Consolidated Financial Statements.

The following table provides additional details regarding Level 1, 2 and 3 financial assets and financial liabilities by their classification in the Condensed Consolidated Statement of Financial Position at September 30, 2008.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Other valuations and netting	Balance as of September 30, 2008
Financial assets
Fixed income securities:
Corporate	$—	$15,500	$535		$16,035
Corporate privately placed securities	—	4,078	10,682		14,760
Municipal	—	20,440	916		21,356
Municipal – ARS	—	47	1,803		1,850
U.S. government and agencies	1,011	3,034	—		4,045
ABS RMBS	—	—	2,591		2,591
Alt-A	—	—	699		699
Other CDO	—	—	1,362		1,362
Other ABS	—	—	622		622
ABS CDO	—	—	8		8
CRE CDO	—	—	116		116
CMBS	—	4,935	158		5,093
Preferred stock	—	33	2		35
MBS	—	4,175	43		4,218
Foreign government	—	2,612	—		2,612
ABS – Credit card, auto and student loans	—	206	400		606
Total fixed income securities	1,011	55,060	19,937		76,008
Equity securities:
U.S. equities	3,502	2	37		3,541
International equities	354	113	31		498
Other	—	180	9		189
Total equity securities	3,856	295	77		4,228
Short-term investments:
Commercial paper and other	—	7,852	—		7,852
Money market funds	377	—	—		377
Total short–term investments	377	7,852	—		8,229
Other investments:
Free–standing derivatives	—	552	66		618
Total other investments	—	552	66		618
Total recurring basis assets	5,244	63,759	20,080		89,083
Non–recurring basis	—	—	270		270
Valued at cost, amortized cost or using the equity method				$16,022	16,022
Counterparty and cash collateral netting (1)				(392)	(392)
Total investments	5,244	63,759	20,350	15,630	104,983
Separate account assets	10,603	—	—	—	10,603
Other assets	11	—	2	—	13
Total financial assets	$15,858	$63,759	$20,352	$15,630	$115,599
% of total financial assets	13.7%	55.2%	17.6%	13.5%	100.0%

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(46)	$(42)		$(88)
Other liabilities:
Free–standing derivatives	—	(461)	(71)		(532)
Non–recurring basis	—	—	—		—
Counterparty and cash collateral netting (1)				$277	277
Total financial liabilities	$—	$(507)	$(113)	$277	$(343)
% of total financial liabilities	—%	147.8%	32.9%	(80.7)%	100.0%

(1)     In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. FIN 39–1, Amendment of FASB Interpretation No. 39, we net all fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral executed with the same counterparty under a master netting agreement.  At September 30, 2008, the right to reclaim cash collateral was offset by securities held, and the obligation to return collateral was $115 million.

The following table provides a summary of changes in fair value during the three–month period ended September 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at September 30, 2008.

		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in Net Income for
($ in millions)	Balance as of June 30, 2008	Net Income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of September 30, 2008		instruments still held at September 30, 2008 (4)
Financial assets
Fixed income securities:
Corporate	$610	$(25)	$(36)	$(167)	$153	$535		$(25)
Corporate privately placed securities	11,413	(51)	(685)	7	(2)	10,682		(60)
Municipal	968	(3)	(84)	(12)	47	916		(4)
Municipal – ARS	1,921	—	26	(144)	—	1,803		—
ABS RMBS	2,974	(140)	(18)	(225)	—	2,591		(127)
Alt–A	948	(172)	30	(107)	—	699		(149)
Other CDO	1,652	(141)	(143)	(6)	—	1,362		(141)
Other ABS	873	11	(40)	(63)	(159)	622		11
ABS CDO	14	—	(4)	(2)	—	8		—
CRE CDO	376	(86)	25	(199)	—	116		(77)
CMBS	208	10	(9)	(82)	31	158		—
Preferred stock	1	1	—	—	—	2		—
MBS	26	4	(6)	19	—	43		4
Foreign government	5	—	—	(5)	—	—		—
ABS – Credit card, auto and student loans	298	(4)	(11)	(42)	159	400		(4)
Total fixed income securities	22,287	(596)	(955)	(1,028)	229	19,937		(572)
Equity securities	75	(98)	19	(31)	112	77		(61)
Other investments:
Free-standing derivatives, net	(19)	(67)	—	81	—	(5	)(2)	(14)
Total other investments	(19)	(67)	—	81	—	(5)		(14)
Total investments	22,343	(761)	(936)	(978)	341	20,009	(3)	(647)
Other assets	2	—	—	—	—	2		—
Total recurring Level 3 financial assets	$22,345	$(761)	$(936)	$(978)	$341	$20,011		$(647)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(20)	$(23)	$—	$1	$—	$(42)		$(23)
Total recurring Level 3 financial liabilities	$(20)	$(23)	$—	$1	$—	$(42)		$(23)

(1)     The amounts above total $(784) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(818) million in realized capital gains and losses; $58 million in net investment income; $(1) million in interest credited to contractholder funds; and $(23) million in life and annuity contract benefits.

(2)     Comprises $66 million of financial assets and $(71) million of financial liabilities.

(3)     Comprises $20.08 billion of investments and $(71) million of free–standing derivatives included in financial liabilities.

(4)     The amounts above represent gains and losses included in net income for the period of time that the financial asset or financial liability was determined to be in Level 3.  These gains and losses total $(670) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(705) million in realized capital gains and losses; $58 million in net investment income; and $(23) million in life and annuity contract benefits.

The following table provides a summary of changes in fair value during the nine-month period ended September 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at September 30, 2008.

		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in Net Income for
($ in millions)	Balance as of January 1, 2008	Net Income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of September 30, 2008		instruments still held at September 30, 2008 (4)
Financial assets
Fixed income securities:
Corporate	$810	$(73)	$(44)	$(178)	$20	$535		$(66)
Corporate privately placed securities	12,058	(170)	(866)	(576)	236	10,682		(125)
Municipal	991	—	(103)	(12)	40	916		(6)
Municipal – ARS	486	—	(33)	(179)	1,529	1,803		—
ABS RMBS	3,926	(504)	(211)	(620)	—	2,591		(423)
Alt–A	1,347	(372)	(43)	(233)	—	699		(276)
Other CDO	2,010	(139)	(461)	(28)	(20)	1,362		(141)
Other ABS	1,339	(8)	(94)	(636)	21	622		(2)
ABS CDO	36	(63)	38	(3)	—	8		(63)
CRE CDO	568	(397)	184	(239)	—	116		(231)
CMBS	265	(26)	(13)	(104)	36	158		(6)
Preferred stock	1	1	—	—	—	2		—
MBS	96	2	(8)	(26)	(21)	43		—
Foreign government	19	1	—	(6)	(14)	—		—
ABS –Credit card, auto and student loans	420	(7)	(20)	(87)	94	400		(4)
Total fixed income securities	24,372	(1,755)	(1,674)	(2,927)	1,921	19,937		(1,343)
Equity securities	129	(103)	10	18	23	77		(62)
Other investments:
Free-standing derivatives, net	10	(109)	—	94	—	(5	)(2)	(2)
Total other investments	10	(109)	—	94	—	(5)		(2)
Total investments	24,511	(1,967)	(1,664)	(2,815)	1,944	20,009	(3)	(1,407)
Other assets	2	—	—	—	—	2		—
Total recurring Level 3 financial assets	$24,513	$(1,967)	$(1,664)	$(2,815)	$1,944	$20,011		$(1,407)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$4	$(47)	$—	$1	$—	$(42)		$(47)
Total recurring Level 3 financial liabilities	$4	$(47)	$—	$1	$—	$(42)		$(47)

(1)     The amounts above total $(2.01) billion and are reported in the Condensed Consolidated Statements of Operations as follows: $(2.05) billion in realized capital gains and losses; $86 million in net investment income; $(5) million in interest credited to contractholder funds; and $(47) million in life and annuity contract benefits.

(2)     Comprises $66 million of financial assets and $(71) million of financial liabilities.

(3)     Comprises $20.08 billion of investments and $(71) million of free–standing derivatives included in financial liabilities.

(4)     The amounts above represent gains and losses included in net income for the period of time that the financial asset or financial liability was determined to be in Level 3.  These gains and losses total $(1.45) billion and are reported in the Condensed Consolidated Statements of Operations as follows: $(1.47) billion in realized capital gains and losses; $65 million in net investment income; $(1) million in interest credited to contractholder funds; and $(47) million in life and annuity contract benefits.

Transfers into and out of Level 3 during the nine months ended September 30, 2008 are attributable to a change in the availability of market observable information for individual securities within the respective categories.  Due to a continued deterioration in liquidity for the segment of the ARS market backed by student loans, certain market observable data utilized for valuation purposes became unavailable during the second quarter of 2008.  As of September 30, 2008, $1.80 billion or 97.5% of our total ARS holdings continued to be valued using a discounted cash flow model.  Certain inputs to the valuation model that are significant to the overall valuation and not market observable included: estimates of future coupon rates if auction failures continue, maturity assumptions, and illiquidity premium.  As a result of the reliance on certain non-market observable inputs, the portion of the ARS portfolio backed by student loans have been transferred to Level 3 for the quarters ended June 30, 2008 and September 30, 2008. These same securities were classified as Level 2 measurements for the period ended March 31, 2008.  Our ARS holdings that are not backed by student loans have a fair value equal to their corresponding par value based on market observable inputs and, therefore, continue to have a Level 2 classification.

The following table presents fair value as a percent of amortized cost for Level 3 investments at September 30, 2008.

($ in millions)	Fair value	Fair value as a % of amortized cost
Fixed income securities:
Corporate	$535	94.4%
Corporate privately placed securities	10,682	95.8
Municipal	916	94.5
Municipal - ARS	1,803	96.0
ABS RMBS	2,591	77.5
Alt-A	699	85.5
Other CDO	1,362	66.5
Other ABS	622	87.1
ABS CDO	8	72.7
CRE CDO	116	100.9
CMBS	158	78.2
Preferred stock	2	100.0
MBS	43	91.5
ABS – Credit card, auto and student loans	400	91.3
Total fixed income securities	19,937	89.4
Equity securities:
U.S. equities	37	105.7
International equities	31	100.0
Other	9	112.5
Total equity securities	77	104.1
Other investments:
Free-standing derivatives	66	N/A
Total other investments	66	N/A
Sub-total recurring Level 3 investments	20,080	89.5
Non-recurring basis	270	100.0
Total Level 3 investments	$20,350	89.6

Non-recurring investments include certain mortgage loans, limited partnership interests and other investments remeasured at fair value during the third quarter of 2008 due to our change in intent write-downs and other-than-temporary impairments.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.  The following table summarizes our capital resources.

($ in millions)	September 30, 2008	December 31, 2007
Common stock, retained income and other shareholders’ equity items	$18,780	$21,228
Accumulated other comprehensive income	(1,842)	623
Total shareholders’ equity	16,938	21,851
Debt	5,659	5,640
Total capital resources	$22,597	$27,491

Ratio of debt to shareholders’ equity	33.4%	25.8%
Ratio of debt to capital resources	25.0%	20.5%

Shareholders’ equity decreased in the first nine months of 2008, due to unrealized net capital losses on investments, share repurchases, dividends paid to shareholders, net loss and an increase in the net underfunded status of the pension and other post-retirement benefit obligation.

The increase in the net underfunded status of the pension and other post-retirement benefit obligation was the result of conforming our plan measurement date with our fiscal year-end reporting date as required by Financial Accounting Standards Board  Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158).  We recorded a decrease of $13 million, after-tax, to beginning retained income representing the net periodic benefit cost for the period between October 31, 2007 and December 31, 2007 and a decrease of $80 million, after-tax, to beginning net funded status of pension and other postretirement benefit obligations to reflect changes in the fair value of plan assets and the benefit obligations between October 31, 2007 and January 1, 2008 and for amortization of actuarial gains and losses and prior service costs between October 31, 2007 and December 31, 2007.  For further information on SFAS No. 158, see Note 1 to the Condensed Consolidated Financial Statements.

We completed our $4.00 billion share repurchase program that commenced in November 2006, and commenced a $2.00 billion share repurchase program.  We suspended the share repurchase program in October 2008 and do not plan to complete it by the target date of March 31, 2009.  We will re-evaluate this program as market conditions develop in 2009.  The number of shares repurchased under the program was 9.9 million shares for $449 million during the three months ended September 30, 2008, and 22.5 million shares for $1.07 billion for the nine months ended September 30, 2008.

The $750 million of 7.20% Senior Notes due 2009 are scheduled to mature on December 1, 2009.  These Senior Notes are expected to be refinanced or repaid from available capital.

Financial Ratings and Strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage.

In October 2008, A.M. Best affirmed the A+ financial strength ratings of AIC and Allstate Life Insurance Company (“ALIC”) but downgraded The Allstate Corporation’s debt rating to aa- from aa.  The outlook for all ratings are stable.  S&P affirmed the A+ ratings for The Allstate Corporation, AA for AIC and AA for ALIC but revised its outlook from stable to negative.  Moody’s affirmed the Aa2 financial strength ratings of AIC but downgraded the senior debt ratings for The Allstate Corporation to A2 from A1 and ALIC insurance financial strength rating to Aa3 from Aa2 with a negative outlook for all three entities.  A.M. Best, S&P and Moody’s each affirmed the commercial paper ratings of The Allstate Corporation of AMB-1, A-1 and P-1, respectively.  We also have distinct groups of subsidiaries licensed to sell property and casualty insurance in New Jersey and Florida that maintain separate group ratings.  The ratings of these groups are influenced by the risks that relate specifically to each group.  On October 29, 2008, A.M. Best placed The Allstate Corporations subsidiary in Florida, Allstate Floridian Insurance Group, under review with negative implications based upon the uncertainty regarding the Florida Hurricane Catastrophe Fund’s ability to fund its reimbursement obligations. Allstate Floridian is rated B+ by A.M. Best.

Effective May 8, 2008, ALIC, AIC and the Corporation entered into a one-year Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) replacing the Intercompany Liquidity Agreement between ALIC and AIC, dated January 1, 2008.  The agreement allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes.  It shall be automatically renewed for subsequent one-year terms unless terminated by the parties.  The Liquidity Agreement does not establish a commitment to advance funds on the part of either party.  ALIC and AIC each serve as a lender and borrower and the Corporation serves only as a lender.

Liquidity Sources and Uses

We actively manage our liquidity levels in light of changing market, economic, and business conditions and we believe our liquidity levels are more than adequate to cover our exposures, including any potential shortfalls identified in our cash flow stress testing.  In anticipation of continued illiquidity in the financial markets, we continue to take a number of additional actions to enhance our liquidity position pending a return to normal capital market conditions.  These actions include:

•                  Accumulating higher cash and short-term investment positions easily convertible to cash from asset sales, principal and interest receipts, calls, maturities and other cash inflows from our investment portfolio.

•                  Reducing our securities lending program to $1.63 billion as of September 30, 2008 from $3.39 billion as of December 31, 2007.  We expect to reduce the securities lending portfolio further in the fourth quarter of 2008.  By reducing the securities lending program, we gain additional direct access to our liquid investments.

•                  Proactively selling securities we think will become less liquid.

•                  Suspension of share repurchase program.

We believe that these actions will provide us with a greater level of flexibility necessary to operate in the current market environment.  If market conditions warrant, we may take additional actions to enhance our liquidity position including:

•                  Continued retention of portfolio cash flows including approximately $5.58 billion of expected inflows from upcoming maturities, calls and interest receipts on investments over the next six months.

•                  The sale of fixed income (government, municipals and investment grade corporate bonds) and equity securities with unrealized capital gains at September 30, 2008.

Sources of liquidity include cash and short-term positions easily convertible to cash, and certain other liquid investments as presented in the following table.

	As of September 30, 2008
($ in millions)	Property- Liability	Allstate Financial	Corporate and Other	Consolidated
Cash and short-term positions easily convertible to cash available same day/next day	$1,375	$1,915	$2,116	$5,406
Other highly liquid investments (1)	5,959	4,923	564	11,446
Other liquid investments (2)	6,751	8,776	1,062	16,589
Total liquid	$14,085	$15,614	$3,742	$33,441

(1)     Other highly liquid investments are defined as assets that are generally saleable within one week, and primarily include common equity securities of $3.49 billion, U.S. government and agencies bonds of $2.91 billion, agency pass through securities of $1.67 billion, municipal bonds of $1.14 billion, commercial paper and money market funds of $1.11 billion and other investments of $1.13 billion.   The amounts shown in the table above represents the amount of our holdings in these assets, excluding any holdings with restrictions.

(2)     Other liquid investments are defined as assets that are saleable within one quarter, and primarily include municipal bonds of $7.15 billion, agency pass through securities of $4.20 billion, investment grade corporate bonds of $1.59 billion, short-term investments of $1.45 billion and U.S. government and agencies bonds of $1.32 billion, and other investments of $882 million.  The amounts shown in the table above represent the amount that we believe could be sold during the fourth quarter of 2008, excluding any holdings with restrictions.

The above analysis identifies our access to internal sources of liquidity.  We believe we have sufficient liquidity to address current planned needs from investments other than those for which we have asserted the intent to hold until recovery.

Barclays Capital has agreed to assume the Lehman Brothers Bank, FSB commitment in our $1.00 billion unsecured revolving credit facility, which has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining four years of the facility upon approval of existing or replacement lenders providing more than two thirds of the commitments to lend.  No other lenders have withdrawn from our $1.00 billion unsecured revolving credit facility.  As of October 21, 2008, none of the borrowing capacity under this credit facility had been utilized.

Parent Company Capital Capacity  We have at the parent holding company level investments totaling $5.02 billion as of September 30, 2008 that could be used to support operating subsidiaries through capital contributions or intercompany borrowing arrangements and for general corporate purposes such as dividends, debt servicing and share repurchases.  These assets include highly liquid securities that are generally saleable within one week totaling $2.68 billion, additional liquid investments that are saleable within one quarter totaling $1.06 billion, and $1.28 billion of investments that trade in illiquid markets.

On October 15, 2008, our Board of Directors approved a capital contribution of up to $1.25 billion in the form of investments or cash to be made from time to time to AIC from the Corporation on or before April 30, 2009.  On October 28, 2008, the Corporation completed a capital contribution of $1.00 billion of less liquid invested assets to AIC.  In addition to these transactions, approval was also received for AIC to make up to $1.25 billion of funds available to ALIC by making one or more capital contributions, by providing a guaranty or guaranties, or by purchasing one or more surplus notes or other securities by April 30, 2009.  Subject to approval by regulatory authorities, we intend for AIC to purchase surplus notes from ALIC and contribute capital to ALIC in an aggregate amount of $1.00 billion in the fourth quarter of 2008.

After the transfer of the $1.00 billion of invested assets through the capital contribution from the Corporation to AIC, investments at the parent company level will comprise highly liquid securities that are generally saleable within one week totaling $2.68 billion, liquid investments that are saleable within one quarter totaling $1.06 billion, and $282 million of investments that trade in illiquid markets.

For the remainder of 2008, we intend that no dividends will be paid by ALIC to AIC or by AIC to the Corporation.  The payment of dividends by AIC and ALIC is dependent on business conditions, income, cash requirements and other relevant factors.  The payment of dividends by AIC and ALIC without prior approval from regulatory authorities is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months.  In 2009, we anticipate that AIC will pay dividends to the Corporation and will have the capacity to pay dividends currently estimated at $1.39 billion without prior regulatory approval.  We do not anticipate that ALIC will pay dividends to AIC in 2009.

We suspended our share repurchase program and do not plan to complete it by our target date of March 2009.  We will re-evaluate this program as market conditions develop in 2009.  As of September 30, 2008, we had purchased a total of 22.5 million shares at a cost of $1.07 billion and the program was approximately 53% complete.

2009 Capital Outlook  Should ALIC subsequently require the remaining approved funding of $250 million from AIC, the Corporation may contribute rated municipal bonds to AIC, which is consistent with AIC’s enterprise-wide asset allocation strategy to offset the impact to AIC’s capital.  The Corporation’s net remaining investments would amount to $3.77 billion after this funding and are sufficient to meet quarterly fixed charges of approximately $275 million and $750 million of maturing debt in December 2009, if not refinanced, before considering receipt of AIC’s 2009 estimated potential dividends of $1.39 billion that can be paid without prior regulatory approval, which would increase the Corporation’s deployable assets to $3.03 billion in 2009.  These assets would be available to support operating subsidiaries’ capital and borrowing needs and for general corporate purposes as discussed previously.  Allstate Protection anticipates continuing to produce strong underwriting results in its standard auto operations while its on-going focus on homeowners catastrophe management actions serves to reduce exposure to adverse catastrophe developments.  ALIC will continue to be exposed to adverse developments in its investment portfolio and to pressures on its risk based capital ratio.  ALIC’s risk based capital ratio following the $1.00 billion capital infusion will improve to its targeted range.

The Corporation is well capitalized. Moreover, in addition to historic external sources of capital including the debt and equity capital markets and our $1.00 billion credit facility, access to funding from additional sources, including participation in programs offered by the U.S. Treasury and other governmental organizations, are potentially available to the Corporation and its operating subsidiaries for capital and liquidity needs.

Liquidity Exposure  Contractholder funds as of September 30, 2008 were $59.32 billion, of which $57.79 billion related to Allstate Life Insurance Company and its consolidated subsidiaries (“ALIC consolidated”).   The following table summarizes ALIC’s consolidated contractholder funds by their contractual withdrawal provisions at September 30, 2008.

($ in millions)		% to Total
Not subject to discretionary withdrawal	$13,296	23.0%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	25,630	44.4
Market value adjustments (2)	9,778	16.9
Subject to discretionary withdrawal without adjustments (3)	9,086	15.7
Total contractholder funds (4)	$57,790	100.0

(1)     Includes approximately $10.89 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)     Approximately $8.96 billion of the contracts with market value adjusted surrenders have a 30-45 day period during which there is no surrender charge or market value adjustment.

(3)     Includes extendible funding agreements backing medium-term notes outstanding with a par value of $1.34 billion that have been non-extended and are due in the next 12 months and $830 million with a contractually specified final maturity date in 2013 that were extended by the contractholders at the most recent election date in September 2008.  The next extension election for these contracts will occur in December 2008.

(4)     Includes approximately $1.14 billion of contractholder funds on variable annuities reinsured to Prudential effective June 1, 2006.

Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities have decreased 21.7% and 10.7% in the third quarter and first nine months of 2008, respectively, compared to the same periods of 2007.  The annualized surrender and partial withdrawal rate on deferred annuities and interest-sensitive life insurance products, based on the beginning of period contractholder funds, was 9.8% and 10.9% for the first nine months of 2008 and 2007, respectively.  Although generally paid promptly following receipt of requests for cash surrenders, Allstate Financial generally has up to six months in most states to pay contractholder cash surrender requests.

Our institutional products are primarily funding agreements backing medium-term notes.  As of September 30, 2008, total institutional products outstanding were $9.98 billion, of which $830 million are subject to an acceleration of maturity with a ten month notice requirement.  The remainder is not subject to an acceleration of maturity.  The following table presents the scheduled maturities for our institutional products outstanding as of September 30, 2008.

($ in millions)
Fourth quarter of 2008	$970
2009 (1)	3,249
2010	3,128
2011	760
2012	40
2013	1,750
2016	85
$9,982

(1)   Included in 2009 are extendible funding agreements backing medium-term notes outstanding of $1.45 billion that include $830 million with a contractually specified final maturity date in 2013 that were extended by the contractholders at the most recent election date in September 2008.  The next extension election for these contracts will occur in December 2008.

Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

We performed a sensitivity analysis on OTC derivative collateral requirements by assuming a hypothetical reduction in our S&P’s insurance financial strength ratings from AA to A and a 100 basis point decline in interest rates.  The analysis indicated that we would have to post an estimated $237 million in additional collateral with approximately 99% attributable to ALIC consolidated.  The selection of these hypothetical scenarios should not be construed as our prediction of future events, but only as an illustration of the estimated potential effect of such events.  We also actively manage our counterparty credit risk exposure by monitoring the level of collateral posted by our counterparties with respect to our receivable positions.

Federal Income Tax Carryback and Carryforward   Our Property-Liability and Corporate companies have the ability to carry back capital losses of $2.65 billion and Allstate Financial companies have the ability to carry back $92 million as a result of gains recognized in prior years. While the majority of our GAAP realized capital losses relate to securities that have not yet been sold, we have disposed of assets with tax losses of approximately $509 million to carry back against these gains.  We also have $2.13 billion of gross unrealized gains included in the net unrealized loss which are available to offset tax capital losses. Our capital gain and loss strategies take into consideration our ability to offset gains and losses in future periods, further capital loss carryback opportunities to the three preceding years and capital loss carryforward opportunities to apply against future capital gains over the next five years.

The following table summarizes consolidated cash flow activities by business segment for the first nine months ended September 30.

	Property-Liability(1)		Allstate Financial(1)		Corporate and Other(1)		Consolidated
($ in millions)	2008	2007	2008	2007	2008	2007	2008	2007
Net cash provided by (used in):
Operating activities	$1,761	$1,866	$1,666	$2,060	$129	$192	$3,556	$4,118
Investing activities	976	974	2,529	(793)	(1,387)	(1,100)	2,118	(919)
Financing activities	2	67	(3,788)	(787)	(1,955)	(2,615)	(5,741)	(3,335)
Net decrease in consolidated cash							$(67)	$(136)

(1) Business unit cash flows reflect the elimination of intersegment dividends and borrowings.

Property-Liability  Lower cash provided by operating activities for Property-Liability in the first nine months of 2008, compared to the first nine months of 2007, was primarily due to higher claim payments.

Cash flows provided by investing activities increased in the first nine months of 2008, compared to the first nine months of 2007, primarily due to increased sales of equity and fixed income securities, partially offset by net change in short-term investments.

Cash flows were impacted by dividends paid by AIC to its parent, the Corporation, totaling $3.40 billion in the first nine months of 2008.  AIC has the capacity to pay a total of $4.96 billion in dividends in 2008 without obtaining prior approval from the Illinois Department of Insurance.

Allstate Financial  Lower operating cash flows for Allstate Financial in the first nine months of 2008, compared to the first nine months of 2007, were primarily related to a decrease in investment income, higher contract benefit payments and lower premiums, partially offset by income tax refunds in the first nine months of 2008 compared to income tax payments in the first nine months of 2007.

Cash flows provided by investing activities in the first nine months of 2008 compared to cash flows used in investing activities in the first nine months of 2007 was primarily due to the sale of assets to fund liability settlements.

Higher cash flows used in financing activities in the first nine months of 2008 compared to the first nine months of 2007 were primarily due to higher contractholder fund withdrawals partially offset by higher contractholder fund deposits.  For quantification of the changes in contractholder funds, see the Allstate Financial Segment section of the MD&A.

In the first nine months of 2008, we retired $4.64 billion of institutional market deposits for which investors had elected to non-extend their maturity date through a combination of maturities, calls, and acquisitions in the secondary market.  Total outstanding non-extended institutional market deposits were $1.34 billion as of September 30, 2008, all of which become due before the end of the third quarter of 2009.  We have accumulated, and expect to maintain, short-term and other maturing investments to fund the retirement of these obligations.

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

The sources of liquidity for the Corporation include but are not limited to dividends from AIC and $2.68 billion of consolidated investments of Kennett Capital Holdings at September 30, 2008.

We have access to additional borrowing to support liquidity as follows:

•                  A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of September 30, 2008, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  Our primary credit facility covers short-term liquidity requirements.  Barclays Capital has agreed to assume the Lehman Brothers Bank, FSB commitment in our $1.00 billion unsecured revolving credit facility, which has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining four years of the facility upon approval of existing or replacement lenders providing more than two thirds of the commitments to lend.  No other lenders have withdrawn from our $1.00 billion unsecured revolving credit facility.  The lender group is diversified among 13 lenders with varying commitments, with the two largest commitments both being $145 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  None of the borrowing capacity under this credit facility has been utilized.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  This facility has a financial covenant requiring that we not exceed a 37.5% debt to capital resources ratio as defined in the agreement.  This ratio at September 30, 2008 was 19.2%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under this line of credit during the first nine months of 2008. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed with the Securities and Exchange Commission in May 2006.  We can use it to issue an unspecified amount of debt securities, common stock (including 364 million shares of treasury stock as of September 30, 2008), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of subsidiaries.  The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

As of September 30, 2008, we recorded a net deferred tax asset of $2.05 billion, which included $2.28 billion relating to unrealized and realized net capital losses that have not yet been recognized for tax purposes. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized based on our assessment that the deductions ultimately recognized for tax purposes will be fully utilized.

During the second quarter of 2008, we settled the case involving our 2003 and 2004 federal income tax returns at the Internal Revenue Service Appeals Office.  Settlement of the examination of these tax years resulted in a $57 million decrease to our liability for unrecognized tax benefits.

The liability balance for unrecognized tax benefits at September 30, 2008 was $20 million.  We believe it is reasonably possible that the liability balance will not significantly increase or decrease within the next twelve months.  Because of the impact of deferred tax accounting, recognition of previously unrecognized tax benefits is not expected to impact our effective tax rate.

We recognize interest accrued related to unrecognized tax benefits in income tax expense.  During the nine months ended September 30, 2008, the balance of interest expense accrued with respect to unrecognized tax benefits decreased to $1 million from $7 million at January 1, 2008 due to the Appeals settlement for 2003 and 2004.  $4 million of this reduction has been recognized in tax expense.  No amounts have been accrued for penalties.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended September 30, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The impact of premium rate decreases for the California auto and homeowners matters on premiums written and underwriting income, may be materially greater than projected

The adverse effect on premiums written and premiums earned, a component of underwriting income, may be materially greater than projected because policyholder attrition may be lower.

The impact of our investment strategies may be adversely affected by developments in the investment markets

The impact of our investment portfolio risk mitigation and return optimization programs and enterprise asset allocation actions may be adversely affected by unexpected developments in the investment markets.  For example, derivative contracts, when entered into, may result in coverage that is not as effective as intended.

Our capital position and our liquidity levels may be adversely affected by developments in the investment markets

Our capital position and our liquidity levels may be adversely affected by unexpected developments in the investment markets, such as disruptions, uncertainty or volatility in the capital and credit markets, and result in realized and unrealized capital losses that may significantly reduce our financial position and may limit our access to capital required to operate our business.

Reducing our concentration in fixed annuities and funding agreements may adversely affect reported results

Due to the current capital market conditions, we are evaluating strategies to reduce our concentration in fixed annuities and funding agreements.  Lower new sales of these products, as well as our ongoing risk mitigation and return optimization programs, may lead to lower levels of income which could negatively impact DAC amortization, goodwill impairment testing and insurance reserves deficiency testing.

The realization of deferred tax assets is subject to uncertainty

The realization of our deferred tax assets is based on our assumption that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.  However, actual results may differ from our assumptions if adequate levels of taxable income are not attained.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 - July 31, 2008	4,199,562	$45.4455	4,148,338	$1.2 Billion
August 1, 2008 - August 31, 2008	3,539,037	$45.8252	3,536,794	$1.0 Billion
September 1, 2008 - September 30, 2008	2,179,978	$45.0303	2,179,095	$934 million
Total	9,918,577	$45.4898	9,864,227

(1)   In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors.  The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

July:       51,224

August:     2,243

September:  883

(2)          Repurchases under our programs are, from time to time, executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

On October 22, 2008, Allstate announced the suspension of the $2.00 billion share repurchase program and does not plan to complete it by the target date of March 31, 2009.  The $2.00 billion share repurchase program was announced on February 26, 2008.

Item 5.  Other Information.

On September 25, 2008, Deloitte & Touche LLP (“Deloitte”), our registered public accounting firm, advised the Allstate Audit Committee that it had become aware that a former Deloitte advisory partner (the “Former Advisory Partner”), who for a number of years had been part of our client service team, traded in our securities on two occasions in 2006.  Deloitte concluded that these securities transactions violated the SEC’s independence rules.  Deloitte had conducted an internal review and concluded that the Former Advisory Partner’s actions did not impair Deloitte’s impartiality or objectivity or that of the engagement team that has conducted our audits.  Deloitte’s audit engagement team consisted of a lead client service partner, who had responsibility for all substantive issues with respect to the planning, scope and conduct of the audit, an additional audit partner, a concurring review partner, a senior manager, additional professional staff, as well as the Former Advisory Partner, who functioned primarily in a client relationship and assessment role and had no substantive or technical role in the audit.  The Former Advisory Partner attended many, but not all, Audit Committee meetings.  His primary role was to function in a client service role, including conducting Deloitte’s annual client service assessments and he did not review any substantive audit matters with the Audit Committee at any of these meetings.  Deloitte provided a draft letter on September 25 to the Audit Committee concluding the actions of its Former Advisory Partner did not impair Deloitte’s past or continuing independence.

The Audit Committee thereafter initiated its own review with the assistance of external counsel.  The Audit Committee and its external counsel held meetings with Deloitte and had frequent contacts with Deloitte and its counsel.  The Audit Committee held meetings concerning the progress of its review on September 29, October 8, 17, and 30, 2008.  The review included an examination of our relationship to the Former Advisory Partner and his role on our engagement.  Over the course of the review, the Audit Committee’s counsel examined a substantial number of documents and communications from our files and Deloitte’s, including the Former Advisory Partner’s annual goals and assessments, his communication with the audit engagement team and with Allstate management and Audit Committee members, his independence certifications, and email and other documents relating to our audit engagement.  The Audit Committee’s external counsel's review established that the Former Advisory Partner had functioned in a client service role and had not been involved in the substantive audit or influenced any substantive portion of any audit or review of our financial statements.  The Audit Committee members confirmed that this was their view of the role of the Former Advisory Partner.  The Audit Committee and its external counsel also met with our financial management team as well as with senior management of Deloitte, including the current and former lead client service partners.  The Audit Committee’s review confirmed Deloitte’s findings that the Former Advisory Partner met with our Audit Committee as well as senior Allstate management, for the purpose of enhancing Deloitte’s client service to us rather than participating in the audit or review.

The Audit Committee concurs with Deloitte’s conclusion, reconfirmed in its letter to the Audit Committee issued October 31, 2008, that Deloitte’s impartiality or objectivity related to its audits of Allstate has not been compromised and therefore, notwithstanding the violation of the independence rules, Deloitte's independence was not impaired.  In reaching this conclusion, the Audit Committee took into consideration the following: (i) the Former Advisory Partner is no longer a partner or otherwise affiliated with Deloitte; (ii) it appears that the trades in Allstate securities were isolated incidents; (iii) the Former Advisory Partner did not disclose his investments to Deloitte, in contravention of Deloitte’s independence policies; (iv) the problem was corrected as promptly as possible; (v) the Former Advisory Partner had no responsibility for, and was not involved in, the conduct of the audit of Allstate; (vi) it appears that the Former Advisory Partner did not exercise any influence over the conduct of the audit or Deloitte’s conclusions with respect to the audit or accounting consultations related to the audit; (vii) there is no indication of independence issues with respect to other members of the engagement team; and (viii) Deloitte has in place a quality control system that meets the requirements of the SEC and the Public Company Accounting Oversight Board, and provides reasonable assurance that the accounting firm and its employees do not lack independence.  The Audit Committee and Deloitte separately reported their conclusions to the SEC Staff.

Item 6.   Exhibits

(a)           Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

November 5, 2008	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

3(ii)

Amended and Restated Bylaws of The Allstate Corporation, as amended September 15, 2008, incorporated herein by reference to Exhibit 3(ii) to The Allstate Corporation current report on Form 8-K filed September 19, 2008.

4

Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

10.1	Offer letter dated August 15, 2008 to Don Civgin, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed August 22, 2008.

10.2

Form of amended and restated Restricted Stock Unit Award Agreement for certain retirement eligible/retired employees with regard to awards outstanding on September 13, 2008 under The Allstate Corporation Amended and Restated 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed September 19, 2008.

10.3

Form of Restricted Stock Unit Award Agreement for awards granted on or after September 13, 2008 under The Allstate Corporation Amended and Restated 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to The Allstate Corporation current report on Form 8-K filed September 19, 2008.

10.4

Form of Option Award Agreement for awards granted on or after September 13, 2008 under The Allstate Corporation Amended and Restated 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation current report on Form 8-K filed September 19, 2008.

10.5

The Allstate Corporation Amended and Restated 2001 Equity Incentive Plan, as amended and restated effective September 15, 2008, incorporated herein by reference to Exhibit 10.4 to The Allstate Corporation current report on Form 8-K filed September 19, 2008.

10.6

The Allstate Corporation Equity Incentive Plan for Non-Employee Directors, as amended and restated effective September 15, 2008, incorporated herein by reference to Exhibit 10.5 to The Allstate Corporation current report on Form 8-K filed September 19, 2008.

10.7

The Allstate Corporation 2006 Equity Compensation Plan for Non- Employee Directors, as amended and restated effective September 15, 2008, incorporated herein by reference to Exhibit 10.6 to The Allstate Corporation current report on Form 8-K filed September 19, 2008.

10.8	The Allstate Corporation Deferred Compensation Plan for Non- Employee Directors, as amended and restated effective September 15, 2008, incorporated herein by reference to Exhibit 10.7 to The Allstate

E-1

Corporation current report on Form 8-K filed September 19, 2008.

10.9

Form of amended and restated Restricted Stock Unit Award Agreement with regard to awards outstanding on September 15, 2008 under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.8 to The Allstate Corporation current report on Form 8-K filed September 19, 2008.

10.10

Form of Restricted Stock Unit Award Agreement for awards granted on or after September 15, 2008 under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.9 to The Allstate Corporation current report on Form 8-K filed September 19, 2008.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 4, 2008, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-2