Form 10-K
period 2008-12-31
ALLSTATE CORP
filed 2009-02-26
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Yes ☐                        No ☒

          The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2008, was approximately $24.81 billion.

          As of January 31, 2009, the registrant had 536,041,789 shares of common stock outstanding.

Documents Incorporated By Reference

          Portions of the following documents are incorporated herein by reference as follows:

          Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement for its annual stockholders meeting to be held on May 19, 2009 (the "Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

        The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate®" slogan, Allstate is reinventing protection and retirement to help individuals in approximately 17 million households protect what they have today and better prepare for tomorrow. Customers can access Allstate products and services such as auto insurance and homeowners insurance through more than 14,000 exclusive Allstate agencies and financial representatives in the United States and Canada. Allstate is the 2nd largest personal property and casualty insurer in the United States on the basis of 2007 statutory direct premiums earned. In addition, according to A.M. Best, it is the nation's 16th largest issuer of life insurance business on the basis of 2007 ordinary life insurance in force and 17th largest on the basis of 2007 statutory admitted assets.

        Allstate has four business segments:

•	Allstate Protection	•	Discontinued Lines and Coverages
•	Allstate Financial	•	Corporate and Other

        To achieve its goals in 2009, Allstate is focused on three priorities: protect Allstate's financial strength, build customer loyalty, and continue reinventing protection and retirement for the consumer. In addition, we will continue to monitor market conditions and will consider business start-ups, acquisitions and alliances that would forward our business objectives and represent prudent uses of corporate capital.

        In this annual report on Form 10-K, we occasionally refer to statutory financial information. All domestic United States insurance companies are required to prepare statutory-basis financial statements. As a result, industry data is available that enables comparisons between insurance companies, including competitors that are not subject to the requirement to prepare financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). We frequently use industry publications containing statutory financial information to assess our competitive position.

ALLSTATE PROTECTION SEGMENT

Products and Distribution

        Our Allstate Protection segment accounted for about 93% of Allstate's 2008 consolidated insurance premiums and contract charges. In this segment, we sell principally private passenger auto and homeowners insurance, primarily through agencies. These products are marketed under the Allstate, Encompass® and Deerbrook® brand names. The Allstate Protection segment also includes a separate organization called Emerging Businesses which is comprised of Small Business ("Commercial"), Consumer Household ("Specialty Product Lines"), Allstate Dealer Services ("Allstate Credit Division") and Allstate Roadside Service ("Allstate Motor Club and Partnership Marketing Group"). We also participate in the involuntary or shared private passenger auto insurance business in order to maintain our licenses to do business in many states. In some states, Allstate exclusive agencies offer non-proprietary property insurance products.

        Allstate brand auto and homeowners insurance products are sold primarily through Allstate exclusive agencies and, to a lesser extent, through independent agencies in areas not served by exclusive agencies. Encompass brand auto and homeowners insurance products as well as Deerbrook brand auto insurance products are sold through independent agencies.

        In many states, consumers also can purchase certain Allstate brand personal insurance products and obtain service through our Customer Information Centers and the internet.

        Our broad-based network of approximately 12,800 Allstate exclusive agencies in approximately 12,000 locations in the U.S. produced approximately 87% of the Allstate Protection segment's written premiums in 2008. The rest was generated primarily by approximately 8,800 independent agencies. We are among the six largest providers of personal property and casualty insurance products through independent agencies in the United States, based on statutory written premium information provided by A.M. Best for 2007.

Competition

        The markets for personal private passenger auto and homeowners insurance are highly competitive. The following charts provide the market shares of our principal competitors in the U.S. by direct written premium for the year ended December 31, 2007 (the most recent date such competitive information is available) according to A.M. Best.

Private Passenger Auto Insurance		Homeowners Insurance
Insurer	Market Share	Insurer	Market Share
State Farm	17.5%	State Farm	21.1%
Allstate	11.3%	Allstate	10.9%
Progressive	7.3%	Farmers	6.7%
Government Employees Group	7.2%	Nationwide	4.7%
Farmers	5.5%	Travelers	4.5%
Nationwide	4.7%	USAA	4.0%

        In the personal property and casualty insurance market, we compete principally on the basis of the recognition of our brands, the scope of our distribution system, price, the breadth of our product offerings, product features, customer service, claim handling, and use of technology. In addition, our proprietary database of underwriting and pricing experience enables Allstate to use pricing sophistication to more accurately price risks and to cross sell products within our customer base.

        Pricing sophistication and related underwriting and marketing programs use a number of risk evaluation factors. For auto insurance, these factors can include but are not limited to vehicle make, model and year; driver age and marital status; territory; years licensed; loss history; years insured with prior carrier, prior liability limits, prior lapse in coverage; and insurance scoring based on credit report information. For property insurance, these factors can include but are not limited to amount of insurance purchased; geographic location of the property; loss history; age and construction characteristics of the property; and insurance scoring based on credit report information.

        Our primary focus in using pricing sophistication methods has been on acquiring and retaining new business. The aim has been to enhance Allstate's competitive position with respect to "high lifetime value" market segments while maintaining or improving profitability. "Lifetime value" is the discounted value of a customer's future cash flow stream. To estimate a customer's lifetime value score, we analyze characteristics about the customer (for example, age, marital status and driving record) and characteristics about the product the customer has purchased (for example: coverages, limits, and descriptors of the asset insured) on the basis of historic data patterns and trends. Because future loss and retention patterns of customers vary significantly, the distribution of lifetime values for a large group of customers will vary from very negative to very positive. "High lifetime value" generally refers to customers who potentially present more favorable prospects for profitability over the course of their relationships with us.

        Allstate® Your Choice Auto insurance allows qualified customers to choose from a variety of optional auto insurance packages at various prices. We believe that Allstate® Your Choice Auto differentiates Allstate from its competitors and allows for increased growth and increased retention. Allstate® Your Choice Home allows qualified customers to choose from options such as a claim-free bonus and greater ability to tailor their own home insurance protection coverage. Allstate BlueSM is our non-standard auto insurance product which offers features such as a loyalty bonus and roadside assistance coverage.

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

        The following table reflects, in percentages, the principal geographic distribution of premiums earned for the Allstate Protection segment for the year ended December 31, 2008, based on information contained in statements filed with state insurance departments. No other jurisdiction accounted for more than 5 percent of the premiums earned for the segment.

California	10.4%
New York	10.3%
Texas	9.5%
Florida	8.2%
Pennsylvania	5.3%

        We continue to take actions to support earning an acceptable return on the risks assumed in our property business and to reduce the variability in our earnings, while providing quality protection to our customers. Accordingly, we expect to continue to adjust underwriting practices with respect to our property business in markets with significant catastrophe risk exposure.

Additional Information

        Information regarding the last three years' revenues and income from operations attributable to the Allstate Protection segment is contained in Note 18 of the Consolidated Financial Statements. Note 18 also includes information regarding the last three years' identifiable assets attributable to our property- liability operations, which includes our Allstate Protection segment and our Discontinued Lines and Coverages segment. Note 18 is incorporated in this Part I, Item 1 by reference.

        Information regarding the amount of premium earned for Allstate Protection segment products for the last three years is set forth in Part II, Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, page 47, in the table regarding premiums earned by brand. That table is incorporated in this Part I, Item 1 by reference.

ALLSTATE FINANCIAL SEGMENT

Products and Distribution

        Our Allstate Financial segment provides life insurance, retirement and investment products, and voluntary accident and health insurance products to individual and institutional customers. Our principal individual products are fixed annuities including deferred, immediate and indexed; interest-sensitive, traditional and variable life insurance; and voluntary accident and health insurance. We also distribute variable annuities through our bank distribution partners, however this product is fully reinsured with an unaffiliated entity. Our principal institutional product is funding agreements backing medium-term notes. Banking products and services are also offered to customers through the Allstate Bank. The table on page 4 lists our major distribution channels for this segment, with the associated products and targeted customers.

        As the table indicates, we sell Allstate Financial products to individuals through multiple intermediary distribution channels, including Allstate exclusive agencies and exclusive financial specialists, independent agents, banks, broker-dealers, and specialized structured settlement brokers. We have distribution relationships with over 60% of the 25 largest banks, a number of regional brokerage firms and many independent broker-dealers. We sell products through independent agents affiliated with approximately 160 master brokerage agencies. Independent workplace enrolling agents and Allstate exclusive agencies also sell our voluntary accident and health insurance products primarily to employees of unaffiliated businesses. We sell funding agreements to unaffiliated trusts used to back medium-term notes.

Allstate Financial Distribution Channels, Products and Target Customers

Distribution Channel	Proprietary Products	Target Customers
Allstate exclusive agencies (Allstate Exclusive Agents and Allstate Exclusive Financial Specialists)	Term life insurance
Interest-sensitive life insurance
Variable life insurance
Deferred fixed annuities (including indexed and market
value adjusted "MVA")
Immediate fixed annuities
Bank products
(Certificates of deposit, money market accounts, savings accounts, checking accounts and Allstate Agency loans)
	Workplace life and voluntary accident and health insurance(4)	Middle market consumers(1) with retirement and family financial protection needs
Independent agents (through master brokerage agencies)	Term life insurance Interest-sensitive life insurance Variable life insurance Deferred fixed annuities (including indexed and MVA) Immediate fixed annuities	Mass market(2) and mass affluent consumers(3) with retirement and financial protection needs
Independent agents (as workplace enrolling agents)	Workplace life and voluntary accident and health insurance(4)	Middle market consumers with family financial protection needs employed by small, medium, and large size firms
Banks	Deferred fixed annuities (including indexed and MVA) Single premium fixed life insurance Variable annuities—fully reinsured with an unaffiliated entity	Middle market consumers with retirement needs
Broker-dealers	Deferred fixed annuities (including indexed and MVA) Single premium variable life insurance	Mass market and mass affluent consumers with retirement needs
Structured settlement annuity brokers	Structured settlement annuities	Typically used to fund or annuitize large claims or litigation settlements
Broker-dealers (Funding agreements)	Funding agreements backing medium-term notes	Institutional and individual investors

(1)
Consumers with $50,000-$125,000 in household income

(2)
Consumers with $50,000-$75,000 in household income

(3)
Consumers with $75,000-$125,000 in household income

(4)
Interest-sensitive and term life insurance; disability income insurance; cancer, accident, critical illness and heart/stroke insurance; hospital indemnity; limited benefit medical insurance; and dental insurance

        Allstate exclusive agencies and exclusive financial specialists also sell the following non-proprietary products in addition to Allstate Financial products: mutual funds, variable annuities, disability insurance and long-term care insurance.

Competition

        We compete on a wide variety of factors, including the scope of our distribution systems, the type of our product offerings, the recognition of our brands, our financial strength and ratings, our differentiated product features and prices, and the level of customer service that we provide. With regard to funding agreements, we compete principally on the basis of our financial strength and ratings.

        The market for life insurance, retirement and investment products continues to be highly fragmented and competitive. As of December 31, 2008, there were approximately 500 groups of life insurance companies in the United States, most of which offered one or more similar products. According to A.M. Best, as of December 31,

2007, the Allstate Financial segment is the nation's 16th largest issuer of life insurance and related business on the basis of 2007 ordinary life insurance in force and 17th largest on the basis of 2007 statutory admitted assets. In addition, because many of these products include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions. Competitive pressure continues to grow due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.

Geographic Markets

        We sell life insurance, retirement and investment, and voluntary accident and health insurance products throughout the United States. Through subsidiaries, we are authorized to sell various types of these products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. We also sell funding agreements in the United States.

        The following table reflects, in percentages, the principal geographic distribution of statutory premiums and annuity considerations for the Allstate Financial segment for the year ended December 31, 2008, based on information contained in statements filed with state insurance departments.

Delaware	37.7%
California	6.6%
Florida	6.0%
New York	5.8%

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

        Information regarding premiums and contract charges for Allstate Financial segment products for the last three years is set forth in Part II, Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, page 74, in the table that summarizes premiums and contract charges by product. That table is incorporated in this Part I, Item 1 by reference.

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

	Year Ended December 31,
GROSS ($ in millions)	2008	2007	2006
Gross reserve for property-liability claims and claims expense, beginning of year	$18,865	$18,866	$22,117
Incurred claims and claims expense
Provision attributable to the current year	20,381	18,107	17,247
Change in provision attributable to prior years	303	(70)	(816)

Total claims and claims expense	20,684	18,037	16,431
Claim payments
Claims and claims expense attributable to current year	12,941	11,026	10,349
Claims and claims expense attributable to prior years	7,152	7,012	9,333

Total payments	20,093	18,038	19,682

Gross reserve for property-liability claims and claims expense, end of year as shown on the Loss Reserve Reestimates table	$19,456	$18,865	$18,866

	Year Ended December 31,
NET ($ in millions)	2008	2007	2006
Net reserve for property-liability claims and claims expense, beginning of year	$16,660	$16,610	$18,931
Incurred claims and claims expense
Provision attributable to the current year	19,894	17,839	16,988
Change in provision attributable to prior years	170	(172)	(971)

Total claims and claims expense	20,064	17,667	16,017
Claim payments
Claims and claims expense attributable to current year	12,658	10,933	10,386
Claims and claims expense attributable to prior years	6,884	6,684	7,952

Total payments	19,542	17,617	18,338

Net reserve for property-liability claims and claims expense, end of year as shown on the Loss Reserve Reestimates table (1)	$17,182	$16,660	$16,610

(1)
Reserves for claims and claims expense are net of reinsurance of $2.27 billion, $2.21 billion and $2.26 billion at December 31, 2008, 2007 and 2006, respectively.

        The year-end 2008 gross reserves of $19.46 billion for property-liability insurance claims and claims expense, as determined under GAAP, were $3.34 billion more than the net reserve balance of $16.12 billion recorded on the basis of statutory accounting practices for reports provided to state regulatory authorities. The principal differences are reinsurance recoverables from third parties totaling $2.27 billion that reduce reserves for statutory reporting but are recorded as assets for GAAP reporting, and a liability for the reserves of the Canadian subsidiaries for $0.84 billion. Remaining differences are due to variations in requirements between GAAP and statutory reporting.

        As the tables above illustrate, Allstate's net reserve for property-liability insurance claims and claims expense at the end of 2007 increased in 2008 by $170 million, compared to reestimates of the gross reserves of an increase of $303 million. Net reserve reestimates in 2008, 2007 and 2006 were more favorable than the gross reserve reestimates due to reinsurance cessions.

Loss Reserve Reestimates

        The following Loss Reserve Reestimates table illustrates the change over time of the net reserves established for property-liability insurance claims and claims expense at the end of the last eleven calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability. The third section, reading down, shows retroactive reestimates of the original recorded reserve as of the end of each successive year which is the result of Allstate's expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest reestimated reserve to the reserve originally established, and indicates whether the original reserve was adequate to cover the estimated costs of unsettled claims. The table also presents the gross reestimated liability as of the end of the latest reestimation period, with separate disclosure of the related reestimated reinsurance recoverable. The Loss Reserve Reestimates table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years. Unfavorable reserve reestimates are shown in this table in parentheses.

Loss Reserve Reestimates

	December 31,
($ in millions)	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Gross Reserves for Unpaid Claims and Claims Expense	$16,881	$17,814	$16,859	$16,500	$16,690	$17,714	$19,338	$22,117	$18,866	$18,865	$19,456
Reinsurance Recoverable	1,458	1,653	1,634	1,667	1,672	1,734	2,577	3,186	2,256	2,205	2,274

Reserve For Unpaid Claims and Claims Expense	15,423	16,161	15,225	14,833	15,018	15,980	16,761	18,931	16,610	16,660	17,182
Paid (cumulative) as of:
One year later	5,615	5,973	6,748	6,874	6,275	6,073	6,665	7,952	6,684	6,884
Two years later	8,638	9,055	10,066	9,931	9,241	9,098	9,587	11,293	9,957
Three years later	10,588	11,118	11,889	11,730	11,165	10,936	11,455	13,431
Four years later	11,950	12,197	12,967	12,949	12,304	12,088	12,678
Five years later	12,608	12,842	13,768	13,648	13,032	12,866
Six years later	13,038	13,434	14,255	14,135	13,583
Seven years later	13,532	13,800	14,617	14,558
Eight years later	13,835	14,085	14,945
Nine years later	14,084	14,358
Ten years later	14,335
Reserve Reestimated as of:
End of year	15,423	16,161	15,225	14,833	15,018	15,980	16,761	18,931	16,610	16,660	17,182
One year later	14,836	15,439	15,567	15,518	15,419	15,750	16,293	17,960	16,438	16,830
Two years later	14,371	15,330	15,900	16,175	15,757	15,677	16,033	17,876	16,633
Three years later	14,296	15,583	16,625	16,696	15,949	15,721	16,213	18,162
Four years later	14,530	16,317	17,249	16,937	16,051	15,915	16,337
Five years later	15,260	17,033	17,501	17,041	16,234	16,027
Six years later	16,024	17,302	17,633	17,207	16,351
Seven years later	16,292	17,436	17,804	17,321
Eight years later	16,431	17,595	17,885
Nine years later	16,581	17,665
Ten years later	16,657
Initial reserve in excess of (less than) reestimated reserve:
Amount of reestimate	(1,234)	(1,504)	(2,660)	(2,488)	(1,333)	(47)	424	769	(23)	(170)
Percent	(8.0)%	(9.3)%	(17.5)%	(16.8)%	(8.9)%	(0.3)%	2.5%	4.1%	(0.1)%	(1.0)%
Gross Reestimated Liability-Latest	19,735	20,853	21,068	20,480	19,496	18,989	19,544	21,744	19,121	19,168
Reestimated Recoverable-Latest	3,078	3,188	3,183	3,159	3,145	2,962	3,207	3,582	2,488	2,338

Net Reestimated Liability-Latest	16,657	17,665	17,885	17,321	16,351	16,027	16,337	18,162	16,633	16,830
Gross Cumulative Reestimate (Increase) Decrease	$(2,854)	$(3,039)	$(4,209)	$(3,980)	$(2,806)	$(1,275)	$(206)	$373	$(255)	$(303)

Amount of Reestimates for Each Segment

	December 31,
($ in millions)	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Net Discontinued Lines and Coverages Reestimate	$(1,876)	$(1,839)	$(1,830)	$(1,804)	$(1,573)	$(999)	$(364)	$(197)	$(65)	$(18)
Net Allstate Protection Reestimate	642	335	(830)	(684)	240	952	788	966	42	(152)

Amount of Reestimate (Net)	$(1,234)	$(1,504)	$(2,660)	$(2,488)	$(1,333)	$(47)	$424	$769	$(23)	$(170)

        As shown in the above table, the subsequent cumulative increase in the net reserves established from December 31, 1998 to December 31, 2003 reflects additions to reserves in the Discontinued Lines and Coverages Segment, primarily for asbestos and environmental liabilities, which offset the effects of favorable severity trends experienced by Allstate Protection, as discussed more fully below.

        The following table is derived from the Loss Reserve Reestimates table and summarizes the effect of reserve reestimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2008. The total of each column details the amount of reserve reestimates made in the indicated calendar year and shows the accident years to which the reestimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve reestimates for the indicated accident year(s). Favorable reserve reestimates are shown in this table in parentheses.

Effect of Net Reserve Reestimates on
Calendar Year Operations

($ in millions)	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	TOTAL
BY ACCIDENT YEAR
1998 & PRIOR	$(587)	$(465)	$(75)	$234	$730	$764	$268	$139	$150	$76	$1,234
1999		(257)	(34)	19	4	(48)	1	(5)	9	(7)	(318)
2000			451	80	(9)	(92)	(17)	(2)	12	11	434
2001				352	(68)	(103)	(11)	(28)	(5)	33	170
2002					(256)	(183)	(49)	(2)	18	3	(469)
2003						(568)	(265)	(58)	11	(4)	(884)
2004							(395)	(304)	(14)	12	(701)
2005								(711)	(264)	162	(813)
2006									(89)	(91)	(180)
2007										(25)	(25)

TOTAL	$(587)	$(722)	$342	$685	$401	$(230)	$(468)	$(971)	$(172)	$170	$(1,552)

        In 2008, unfavorable prior year reserve reestimates were primarily due to Allstate Protection catastrophe losses that were more than anticipated in previous estimates.

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

        Favorable calendar year reserve reestimates in 1999 and 2000 were the result of favorable severity trends in each year for Allstate Protection, which more than offset adverse reestimates in the Discontinued Lines and Coverages segment, primarily for asbestos and environmental liabilities, virtually all of which relates to 1984 and prior years. The favorable severity trend during this period was primarily the result of favorable injury severity trends, as compared to our anticipated trends. Favorable injury severity trends were largely due to more moderate medical cost inflation and the mitigating effects of our loss management programs.

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

        In recent years, the state insurance regulatory framework has come under increased federal scrutiny. Legislation that would provide for federal chartering of insurance companies has been proposed. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. We cannot predict whether any specific state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on Allstate.

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

        Insurance Holding Company Regulation.    The Allstate Corporation and Allstate Insurance Company are insurance holding companies subject to regulation in the jurisdictions in which their insurance subsidiaries do business. In the U.S., these subsidiaries are organized under the insurance codes of Florida, Illinois, Massachusetts, Nebraska, New Hampshire, New York and Texas, and some of these subsidiaries are considered commercially domiciled in California and Utah. Generally, the insurance codes in these states provide that the acquisition or change of "control" of a domestic or commercially domiciled insurer or of any person that controls such an insurer cannot be consummated without the prior approval of the relevant insurance regulator. In general, a presumption of "control" arises from the ownership, control, possession with the power to vote, or possession of proxies with respect to, ten percent or more of the voting securities of an insurer or of a person that controls an insurer. In addition, certain state insurance laws require pre-acquisition notification to state agencies of a change in control with respect to a non-domestic insurance company licensed to do business in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic insurer if certain conditions exist, such as undue market concentration. Thus, any transaction involving the acquisition of ten percent or more of The Allstate Corporation's common stock would generally require prior approval by the state insurance departments in California, Illinois, Massachusetts, Nebraska, New Hampshire, New York, Texas, and Utah. The prior approval of the Florida insurance department would be necessary for the acquisition of five percent or more. Moreover, notification would be required in those other states that have adopted pre-acquisition notification provisions and where the insurance subsidiaries are admitted to transact business. Such approval requirements may deter, delay or prevent certain transactions affecting the ownership of The Allstate Corporation's common stock.

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

        From time to time, the private passenger auto insurance industry comes under pressure from state regulators, legislators and special interest groups to reduce, freeze or set prices at levels that do not correspond with our analysis of underlying costs and expenses. Homeowners insurance comes under similar pressure, particularly as regulators in states subject to high levels of catastrophe losses struggle to identify an acceptable methodology to price for catastrophe exposure. We expect this kind of pressure to persist. In addition, our use of insurance scoring based on credit report information for underwriting and pricing has been the subject of challenges and investigations by regulators, legislators and special interest groups. The result could be legislation or regulation that adversely affects the profitability of the Allstate Protection segment. We cannot predict the impact on our business of possible future legislative and regulatory measures regarding pricing.

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

        Environmental.    Environmental pollution and clean-up of polluted waste sites is the subject of both federal and state regulation. The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfund") govern the clean-up and restoration of waste sites by Potentially Responsible Parties ("PRPs"). Superfund and the mini-Superfunds (Environmental Clean-up Laws or "ECLs") establish a mechanism to assign liability to PRPs or to fund the clean-up of waste sites if PRPs fail to do so. The extent of liability to be allocated to a PRP is dependent on a variety of factors. By some estimates, there are thousands of potential waste sites subject to clean-up, but the exact number is unknown. The extent of clean-up necessary and the process of assigning liability remain in dispute. The insurance industry is involved in extensive litigation regarding coverage issues arising out of the clean-up of waste sites by insured PRPs and the insured parties' alleged liability to third parties responsible for the clean-up. The insurance industry, including Allstate, has disputed and is disputing many such claims. Key coverage issues include whether Superfund response, investigation and clean-up costs are considered damages under the policies; trigger of coverage; the applicability of several types of pollution exclusions; proper notice of claims; whether administrative liability triggers the duty to defend; appropriate allocation of liability among triggered insurers; and whether the liability in question falls within the definition of an "occurrence." Identical coverage issues exist for clean-up and waste sites not covered under Superfund. To date, courts have been inconsistent in their rulings on these issues. Allstate's exposure to liability with regard to its insureds that have been, or may be, named as PRPs is uncertain. While comprehensive Superfund reform proposals have been introduced in Congress, only modest reform measures have been enacted.

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

OTHER INFORMATION ABOUT ALLSTATE

        As of December 31, 2008, Allstate had approximately 38,000 full-time employees and 900 part-time employees.

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

        "Allstate" is one of the most recognized brand names in the United States. We use the names "Allstate," "Encompass," "Deerbrook" and "Lincoln Benefit Life" extensively in our business, along with related logos and slogans, such as "Good Hands." Our rights in the United States to these names, logos and slogans continue so long as we continue to use them in commerce. Most of these service marks are the subject of renewable U.S. and/or foreign service mark registrations. We believe that these service marks are important to our business and we intend to maintain our rights to them through continued use.

Executive Officers

        The following table sets forth the names of our executive officers, their ages as of February 1, 2009, their positions, and the dates of their first election as officers. "AIC" refers to Allstate Insurance Company.

Name	Age	Position/Offices	Date First Elected Officer
Thomas J. Wilson	51	Chairman of the Board, President, and Chief Executive Officer of The Allstate Corporation; also Chairman of the Board, President and Chief Executive Officer of AIC.	1995
Catherine S. Brune	55	Senior Vice President of AIC (Chief Information Officer).	1999
Don Civgin	47	Vice President and Chief Financial Officer of The Allstate Corporation; Senior Vice President and Chief Financial Officer of AIC.	2008
Frederick F. Cripe	51	Senior Vice President of AIC.	2000
James D. DeVries	45	Senior Vice President of AIC (Human Resources).	2008
Judith P. Greffin	48	Senior Vice President and Chief Investment Officer of AIC.	2002
Michele C. Mayes	59	Vice President and General Counsel of The Allstate Corporation; Senior Vice President, General Counsel and Assistant Secretary of AIC (Chief Legal Officer).	2007
Samuel H. Pilch	62	Controller of The Allstate Corporation; Group Vice President and Controller of AIC.	1995
Joseph J. Richardson	48	Senior Vice President of AIC (Allstate Protection Distribution).	1999
Michael J. Roche	57	Senior Vice President of AIC (Claims).	2003
George E. Ruebenson	60	Senior Vice President of AIC; President of Allstate Protection and Interim President of Allstate Financial.	1990
Steven P. Sorenson	44	Senior Vice President of AIC (Allstate Protection Product Operations).	2000
Joan H. Walker	61	Senior Vice President of AIC (Corporate Relations and Interim Chief Marketing Officer).	2005

        Each of the officers named above may be removed from office at any time, with or without cause, by the board of directors of the relevant company.

        With the exception of Mr. Civgin, Mr. DeVries, Ms. Mayes and Ms. Walker, these officers have held the listed positions for at least the last five years or have served Allstate in various executive or administrative capacities for at least five years.

        Prior to joining Allstate in 2008, Mr. Civgin was Executive Vice President and Chief Financial Officer of OfficeMax, Incorporated and served in that position since 2005. From 2002 to 2005, he served as Senior Vice President and Chief Financial Officer of General Binding Corporation.

        Prior to joining Allstate in 2008, Mr. DeVries served as Senior Vice President of Human Resources at Principal Financial Group since 2000.

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

        These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "seeks," "expects," "will," "should," "anticipates," "estimates," "intends," "believes," "likely," "targets" and other words with similar meanings. These statements may address, among other things, our strategy for growth, catastrophe exposure management, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.

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

Risks Relating to the Property-Liability business

As a property and casualty insurer, we may face significant losses from catastrophes and severe weather events

        Because of the exposure of our property and casualty business to catastrophic events, our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made disasters, including earthquakes, volcanoes, wildfires, tornadoes, hurricanes, tropical storms and certain types of terrorism. In 2008 catastrophe losses were $3.34 billion and included estimates of losses for Hurricanes Ike and Gustav, among other events. We may continue to incur catastrophe losses in our auto and property business in excess of those experienced in prior years, those that management projects would be incurred based on hurricane and earthquake losses which have a one percent probability of occurring on an annual aggregate countrywide basis, those that external modeling firms estimate would be incurred based on other levels of probability, the average expected level used in pricing, and our current reinsurance coverage limits. Despite our catastrophe management programs, we are exposed to catastrophes that could have a material adverse effect on operating results and financial condition. For example, our historical catastrophe experience includes losses relating to Hurricane Katrina in 2005 totaling $3.6 billion, the Northridge earthquake of 1994 totaling $2.1 billion and Hurricane Andrew in 1992 totaling $2.3 billion. We are also exposed to assessments from the California Earthquake Authority, and various state-created catastrophe insurance facilities, and to losses that could surpass the capitalization of these facilities. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which result in extraordinary losses or a downgrade of our debt or financial strength ratings.

        In addition, we are subject to claims arising from weather events such as winter storms, rain, hail and high winds. The incidence and severity of weather conditions are largely unpredictable. There is generally an increase in the frequency and severity of auto and property claims when severe weather conditions occur.

The nature and level of catastrophes in any period cannot be predicted and could be material to catastrophe losses

        Along with others in the industry, we use models developed by third party vendors in assessing our property exposure to catastrophe losses that assume various conditions and probability scenarios. Such models do not necessarily accurately predict future losses or accurately measure losses currently incurred. Catastrophe models, which have been evolving since the early 1990s, use historical information about hurricanes and earthquakes and also utilize detailed information about our in-force business. While we use this information in connection with our pricing and risk management activities, there are limitations with respect to its usefulness in predicting losses in any reporting period. These limitations are evident in significant variations in estimates between models and modelers, material increases and decreases in model results due to changes and refinements of the underlying data elements, assumptions which lead to questionable predictive capability, and actual event conditions that have not been well understood previously and not incorporated into the models. In addition, the models are not necessarily reflective of actual demand surge, loss adjustment expenses and the occurrence of mold losses, which are subject to wide variation by event or location.

Impacts of catastrophes and our catastrophe management strategy may adversely affect premium growth

        Due to our catastrophe risk management efforts, our short-term growth has been negatively impacted and may continue to be negatively impacted if we take further actions. Homeowners premium growth rates and retention could be more adversely impacted than we expect by adjustments to our business structure, size and underwriting practices in markets with significant catastrophe risk exposure. In addition, due to the diminished potential for cross-selling opportunities, new business growth in our auto lines could be lower than expected.

Unanticipated increases in the severity or frequency of claims may adversely affect our profitability and financial condition

        Changes in the severity or frequency of claims may affect the profitability of our Allstate Protection segment. Changes in bodily injury claim severity are driven primarily by inflation in the medical sector of the economy and litigation. Changes in auto physical damage claim severity are driven primarily by inflation in auto repair costs, auto parts prices and used car prices. Changes in homeowner's claim severity are driven by inflation in the construction industry, in building materials and in home furnishings and by other economic and environmental factors, including increased demand for services and supplies in areas affected by catastrophes. However, changes in the level of the severity of claims are not limited to the effects of inflation and demand surge in these various sectors of the economy. Increases in claim severity can arise from unexpected events that are inherently difficult to predict. Examples of such events include a decision in 2001 by the Georgia Supreme Court that diminished value coverage was included in auto policies under Georgia law and the emergence of mold-related homeowners losses in the state of Texas during 2002. Although we pursue various loss management initiatives in the Allstate Protection segment in order to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity.

        Our Allstate Protection segment may experience declines in claim frequency from time to time. The short-term level of claim frequency we experience may vary from period to period and may not be sustainable over the longer term. A spike in gas prices and a significant decline in miles driven, both of which occurred in 2008, are examples of factors leading to a short-term frequency change. A significant long-term increase in claim frequency could have an adverse effect on our operating results and financial condition.

Actual claims incurred may exceed current reserves established for claims and may adversely affect our operating results and financial condition

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

Predicting claim expense relating to asbestos, environmental, and other discontinued lines is inherently uncertain and may have a material adverse effect on our operating results and financial condition

        The process of estimating asbestos, environmental and other discontinued lines liabilities is complicated by complex legal issues concerning, among other things, the interpretation of various insurance policy provisions and whether those losses are, or were ever intended to be covered; and whether losses could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements. Asbestos-related bankruptcies and other asbestos litigation are complex, lengthy proceedings that involve substantial uncertainty for insurers. Actuarial techniques and databases used in estimating asbestos, environmental and other discontinued lines net loss reserves may prove to be inadequate indicators of the extent of probable loss. Ultimate net losses from these discontinued lines could materially exceed established loss reserves and expected recoveries and have a material adverse effect on our operating results and financial condition.

Regulation limiting rate increases and requiring us to underwrite business and participate in loss sharing arrangements may decrease our profitability

        From time to time, political events and positions affect the insurance market, including efforts to suppress rates to a level that may not allow us to reach targeted levels of profitability. For example, if Allstate Protection's loss ratio compares favorably to that of the industry, state regulatory authorities may impose rate rollbacks, require us to pay premium refunds to policyholders, or resist or delay our efforts to raise rates even if the property and casualty industry generally is not experiencing regulatory resistance to rate increases. Such resistance affects our ability, in all product lines, to obtain approval for rate changes that may be required to achieve targeted levels of profitability and returns on equity. Our ability to afford reinsurance required to reduce our catastrophe risk in designated areas may be dependent upon the ability to adjust rates for its cost.

        In addition to regulating rates, certain states have enacted laws that require a property-liability insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities and joint underwriting associations or require the insurer to offer coverage to all consumers, often restricting an insurer's ability to charge the price it might otherwise charge. In these markets, we may be compelled to underwrite significant amounts of business at lower than desired rates, possibly leading to an unacceptable return on equity, or as the facilities recognize a financial deficit, they may in turn have the ability to assess participating insurers, adversely affecting our results of operations and financial condition. Laws and regulations of many states also limit an insurer's ability to withdraw from one or more lines of insurance in the state, except pursuant to a plan that is approved by the state insurance department. Additionally, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the state. Our operating results and financial condition could be adversely affected by any of these factors.

The potential benefits of implementing our sophisticated risk segmentation process may not be fully realized

        We believe that pricing sophistication and underwriting (including Strategic Risk Management which, in some situations, considers information that is obtained from credit reports among other factors) has allowed us to be more competitive and operate more profitably. However, because many of our competitors have adopted underwriting criteria and sophisticated pricing models similar to those we use and because other competitors may follow suit, our competitive advantage could decline or be lost. Further, the use of insurance scoring from information that is obtained from credit reports as a factor in underwriting and pricing has at times been challenged by regulators, legislators, litigants and special interest groups in various states. Competitive pressures could also force us to modify our pricing sophistication model. Furthermore, we cannot be assured that these pricing sophistication models will accurately reflect the level of losses that we will ultimately incur from the mix of new business generated.

Allstate Protection's financial condition and operating results may be adversely affected by the cyclical nature of the property and casualty business

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

Risks Relating to the Allstate Financial Segment

Changes in underwriting and actual experience could materially affect profitability and financial condition

        Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity, persistency and operating costs and expenses of the business. Management establishes target returns for each product based upon these factors and the average amount of capital that the Company must hold to support in-force contracts taking into account rating agencies and regulatory requirements. We monitor and manage our pricing and overall sales mix to achieve target new business returns on a portfolio basis, which could result in the discontinuation of products or distribution relationships and a decline in sales. Profitability from new business emerges over a period of years depending on the nature and life of the product and is subject to variability as actual results may differ from pricing assumptions.

        Our profitability in this segment depends on the adequacy of investment spreads, the management of market and credit risks associated with investments, the sufficiency of premiums and contract charges to cover mortality and morbidity benefits, the persistency of policies to ensure recovery of acquisition expenses, and the management of operating costs and expenses within anticipated pricing allowances. Legislation and regulation of the insurance marketplace and products could also affect our profitability and financial condition.

Changes in reserve estimates may adversely affect our operating results

        Reserve for life-contingent contract benefits is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses. We periodically review the adequacy of these reserves on an aggregate basis and if future experience differs significantly from assumptions, adjustments to reserves and amortization of deferred policy acquisition costs ("DAC") may be required which could have a material adverse effect on our operating results.

Changes in market interest rates may lead to a significant decrease in the sales and profitability of spread-based products

        Our ability to manage the Allstate Financial spread-based products, such as fixed annuities and institutional products, is dependent upon maintaining profitable spreads between investment yields and interest crediting rates. When market interest rates decrease or remain at relatively low levels, proceeds from investments that have matured or have been prepaid or sold may be reinvested at lower yields, reducing investment spread. Lowering interest crediting rates in such an environment can partially offset decreases in investment yield on some products. However, these changes could be limited by market conditions, regulatory minimum rates or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields. Decreases in the rates offered on products in the Allstate Financial segment could make those products less attractive, leading to lower sales and/or changes in the level of policy loans, surrenders and withdrawals. Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium- and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new customer deposits. Increases in market interest rates can also have negative effects on Allstate Financial, for example by increasing the attractiveness of other investments to our customers, which can lead to higher surrenders at a time when the segment's fixed income investment asset values are lower as a result of the increase in interest rates. This could lead to the sale of fixed income securities at a loss. For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind rising market yields. We may react to market conditions by increasing crediting rates, which could narrow spreads and reduce profitability. Unanticipated surrenders could result in accelerated amortization of DAC or affect the recoverability of DAC and thereby increase expenses and reduce profitability.

Changes in estimates of profitability on interest-sensitive life, fixed annuities and other investment products may adversely affect our profitability and financial condition through increased amortization of DAC

        DAC related to interest-sensitive life, fixed annuities and other investment contracts is amortized in proportion to actual historical gross profits and estimated future gross profits ("EGP") over the estimated lives of the contracts. The principal assumptions for determining the amount of EGP are investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of persistency, mortality, expenses, and hedges if applicable. Updates to these assumptions (commonly referred to as "DAC unlocking") could adversely affect our profitability and financial condition. In 2008, DAC unlocking resulted in increased amortization of DAC of $327 million.

Narrowing the focus of our product offerings and reducing our concentration in fixed annuities and funding agreements may adversely affect reported results

        Due to the current capital market conditions, we have been pursuing strategies to narrow our product offerings and reduce our concentration in fixed annuities and funding agreements. Lower new sales of these products, as well as our ongoing risk mitigation and return optimization programs, could negatively impact investment portfolio levels, complicate settlement of expiring contracts including forced sales of assets with unrealized capital losses, impact DAC amortization, and affect goodwill impairment testing and insurance reserves deficiency testing.

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

Changes in tax laws may decrease sales and profitability of products and financial condition

        Under current federal and state income tax law, certain products we offer, primarily life insurance and annuities, receive favorable tax treatment. This favorable treatment may give certain of our products a competitive advantage over noninsurance products. Congress from time to time considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. Congress also considers proposals to reduce the taxation of certain products or investments that may compete with life insurance and annuities. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of our products making them less competitive. Such proposals, if adopted, could have a material adverse effect on our profitability and financial condition or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

Risks Relating to Investments

We are subject to market risk and declines in credit quality which may adversely impact investment income and cause additional realized losses

        Although we continually reevaluate our proactive risk mitigation and return optimization programs, we remain subject to the risk that we will incur losses due to adverse changes in equity prices, interest rates, commodity prices or foreign currency exchange rates. Our primary market risk exposures are to changes in interest rates and equity prices and, to a lesser degree, changes in foreign currency exchange rates and commodity prices. In addition, we are subject to potential declines in credit quality, either related to issues specific to certain industries or to a general weakening in the economy. Although to some extent we use derivative financial instruments to manage these risks, the effectiveness of such instruments is subject to the same risks.

        A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new investments that may yield less than the portfolio's average rate. In a declining interest rate environment, borrowers may prepay or redeem securities more quickly than expected as they seek to refinance at lower rates. A decline could also lead us to purchase longer-term or riskier assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. An increase in market interest rates could have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio. A declining equity market could also cause the investments in our pension plans to decrease or decreasing interest rates could cause the funding target and the projected benefit obligation of our pension plans or the accumulated benefit obligation of our other post retirement benefit plans to increase, either or both resulting in a decrease in the funded status of the plans and a reduction of shareholders' equity, increases in pension expense and increases in required contributions to the pension plans. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities, including realized losses relating to equity and derivative strategies.

Deteriorating financial performance on securities collateralized by mortgage loans and commercial mortgage loans may lead to write-downs

        Changes in mortgage delinquency or recovery rates, declining real estate prices, changes in credit or bond insurer strength ratings and the quality of service provided by service providers on securities in our portfolios could lead us to determine that write-downs are appropriate in the future.

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

Concentration of our investment portfolios in any particular segment of the economy may have adverse effects on our operating results and financial condition

        The concentration of our investment portfolios in any particular industry, collateral types, group of related industries or geographic sector could have an adverse effect on our investment portfolios and consequently on our results of operations and financial condition. Events or developments that have a negative impact on any particular industry, group of related industries or geographic region may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated rather than diversified.

The determination of the amount of realized capital losses recorded for impairments of our investments is highly subjective and could materially impact our operating results and financial condition

        The determination of the amount of realized capital losses recorded for impairments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in realized capital gains and losses from impairments in operating results as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of or amounts recorded for impairments taken in our financial statements. Furthermore, additional impairments may need to be recorded in the future. Historical trends may not be indicative of future impairments. For example, the cost of our fixed income and equity securities is adjusted for impairments in value deemed to be other than temporary in the period in which the determination is made. The assessment of whether impairments have occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value.

The determination of the fair value of our fixed income and equity securities results in unrealized net capital gains and losses and is highly subjective and could materially impact our operating results and financial condition

        In determining fair value we generally utilize market transaction data for the same or similar instruments. The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information. The fair value of financial assets and financial liabilities may differ from the amount actually received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the financial assets' and financial liabilities' fair values. The difference between amortized cost or cost and fair value, net of deferred income taxes, certain life and annuity DAC, certain deferred sales inducement costs ("DSI"), and certain reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income in shareholders' equity. As of December 31, 2008, total unrealized net capital losses was $8.81 billion. In the last 10 years, our quarterly net unrealized capital gains and losses have ranged from a $7.55 billion net unrealized capital gain at June 30, 2003 to an $8.81 billion net unrealized capital loss at December 31, 2008. Changing market conditions could materially effect the determination of the fair value of our securities and unrealized net capital gains and losses could vary significantly. Determining fair value is highly subjective and could materially impact our operating results and financial condition.

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

Difficult conditions in the economy generally could adversely affect our business and operating results

        Economists now believe the United States economy has entered into a recessionary period and are projecting significant negative macroeconomic trends, including widespread job losses, higher unemployment, lower consumer spending, continued declines in home prices and substantial increases in delinquencies on consumer debt, including defaults on home mortgages. Moreover, recent disruptions in the financial markets, particularly the reduced availability of credit and tightened lending requirements, have impacted the ability of borrowers to refinance loans at more affordable rates. We cannot predict the length and severity of a recession, but as with most businesses, we believe a longer or more severe recession could have an adverse effect on our business and results of operations.

        A general economic slowdown could adversely affect us in the form of consumer behavior and pressure on our investment portfolios. Consumer behavior could include decreased demand for our products. For example, as consumers purchase fewer automobiles, our sales of auto insurance may decline. Also, as consumers become more cost conscious, they may choose lower levels of auto and homeowners insurance. In 2008, declining new car sales, weakness in the housing market and a highly competitive environment contributed to lower policies in force. In addition, holders of some of our life insurance and annuity products may engage in an elevated level of discretionary withdrawals of contractholder funds. Our investment portfolios could be adversely affected as a result of deteriorating financial and business conditions affecting the issuers of the securities in our investment portfolio.

There can be no assurance that actions of the U.S. federal government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets and stimulating the economy will achieve the intended effect

        In response to the financial crises affecting the banking system, the financial markets and the broader economy, the U.S. federal government, the Federal Reserve and other governmental and regulatory bodies have taken or are considering taking action to address such conditions including, among other things, purchasing mortgage-backed and other securities from financial institutions, investing directly in banks, thrifts and bank and savings and loan holding companies and increasing federal spending to stimulate the economy. There can be no assurance as to what impact such actions will have on the financial markets or on economic conditions. Such continued volatility and economic deterioration could materially and adversely affect our business, financial condition and results of operations.

Losses from litigation may be material to our operating results or cash flows and financial condition

        As is typical for a large company, we are involved in a substantial amount of litigation, including class action litigation challenging a range of company practices and coverage provided by our insurance products. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to our operating results or cash flows for a particular quarter or annual period and to our financial condition.

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

        In recent years, the state insurance regulatory framework has come under public scrutiny and members of Congress have discussed proposals to provide for federal chartering of insurance companies. We can make no assurances regarding the potential impact of state or federal measures that may change the nature or scope of insurance regulation.

Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business

        Our personal lines catastrophe reinsurance program was designed, utilizing our risk management methodology, to address our exposure to catastrophes nationwide. Market conditions beyond our control determine the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. For example, our ability to afford reinsurance to reduce our catastrophe risk in designated areas may be dependent upon our ability to adjust premium rates for its cost, and there are no assurances that the terms and rates for our current reinsurance program will continue to be available next year. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our exposure risk, reduce our insurance writings, or develop or seek other alternatives.

Reinsurance subjects us to the credit risk of our reinsurers and may not be adequate to protect us against losses arising from ceded insurance, which could have a material adverse effect on our operating results and financial condition

        The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including changes in market conditions, whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, or their affiliates, have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Our inability to collect a material recovery from a reinsurer could have a material adverse effect on our operating results and financial condition.

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

A downgrade in our financial strength ratings may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition

        Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital; a change in a rating agency's determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer's investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under the insurer's control. The current insurance financial strength ratings of Allstate Insurance Company are A+, AA- and Aa3 from A.M. Best, Standard & Poor's and Moody's, respectively. The current insurance financial strength ratings of Allstate Life Insurance Company are A+, AA- and A1 from A.M. Best, Standard & Poor's and Moody's, respectively. The Allstate Corporation currently maintains a senior debt rating of a-, A- and A3 from A.M. Best, Standard & Poor's and Moody's, respectively. Several other affiliates have been assigned their own financial strength ratings by one or more rating agencies. Because all of these ratings are subject to continuous review, the retention of these ratings cannot be assured. A downgrade in any of these ratings could have a material adverse effect on our sales, our competitiveness, the marketability of our product offerings, and our liquidity, operating results and financial condition.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or our ability to obtain credit on acceptable terms

        The capital and credit markets have been experiencing extreme volatility and disruption. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity. In the event that we need access to additional capital to pay our operating expenses, make payments on our indebtedness, pay for capital expenditures or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant. Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as lenders' perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms.

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

The realization of deferred tax assets is subject to uncertainty

        The realization of our deferred tax assets, net of valuation allowances, is based on our assumption that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. However, actual results may differ from our assumptions if adequate levels of taxable income are not attained.

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

Changing climate conditions may adversely affect our financial condition, profitability or cash flows

        Allstate recognizes the scientific view that the world is getting warmer. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of weather events and wildfires, the affordability and availability of homeowners insurance and the results for our Allstate Protection segment. To the extent that climate change impacts mortality rates and those changes do not match the long-term mortality assumptions in our product pricing, the results for our Allstate Financial segment would be impacted.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our home office complex is located in Northbrook, Illinois. As of December 31, 2008, the Home Office complex consists of several buildings totaling approximately 2.3 million square feet of office space on a 250-acre site.

        We also operate from approximately 1,500 administrative, data processing, claims handling and other support facilities in North America. Approximately 4.0 million square feet are owned and 6.9 million square feet are leased. In addition, we lease three properties as lessee in Northern Ireland comprising approximately 118,700 square feet and 90 properties in Canada comprising approximately 230,000 square feet. We also now have one lease in London for approximately 3,700 square feet. Generally, only major Allstate facilities are owned. In a majority of cases, new lease terms and renewals are for five years or less.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        As of January 31, 2009, there were 117,498 record holders of The Allstate Corporation's common stock. The principal market for the common stock is the New York Stock Exchange but it is also listed on the Chicago Stock Exchange. Set forth below are the high and low New York Stock Exchange Composite listing prices of, and cash dividends declared for, the common stock during 2008 and 2007.

	High	Low	Close	Dividends Declared
2008
First quarter	52.90	44.56	48.06	.41
Second quarter	52.16	45.49	45.59	.41
Third quarter	48.00	41.37	46.12	.41
Fourth quarter	47.00	17.72	32.76	.41
2007
First quarter	65.85	58.28	60.06	.38
Second quarter	63.73	59.46	61.51	.38
Third quarter	62.45	50.25	57.19	.38
Fourth quarter	59.23	48.90	52.23	.38

        The payment of dividends by Allstate Insurance Company ("AIC") to The Allstate Corporation is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. In the twelve-month period ending December 31, 2008, AIC paid dividends of $3.40 billion. Based on the greater of 2008 statutory net income or 10% of statutory surplus, the maximum amount of dividends that AIC will be able to pay without prior Illinois Division of Insurance approval at a given point in time in 2009 is $1.30 billion, less dividends paid during the preceding twelve months measured at that point in time. Notification and approval of intercompany lending activities is also required by the Illinois Division of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.

Period	Total number of shares (or units) purchased(1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2008 - October 31, 2008	139,703	$42.9465	139,703	$928 million
November 1, 2008 - November 30, 2008	—	—	—	$928 million
December 1, 2008 - December 31, 2008	—	—	—	$928 million

Total	139,703	$42.9465	139,703

(1)
In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with stock option exercises by employees and/or directors. The stock was received in payment of the exercise price of the options and in satisfaction of withholding taxes due upon exercise or vesting.

October:    none
November:    none
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

Item 6.    Selected Financial Data

5-YEAR SUMMARY OF SELECTED FINANCIAL DATA

($ in millions, except per share data and ratios)	2008	2007	2006	2005	2004
Consolidated Operating Results
Insurance premiums and contract charges	$28,862	$29,099	$29,333	$29,088	$28,061
Net investment income	5,622	6,435	6,177	5,746	5,284
Realized capital gains and losses	(5,090)	1,235	286	549	591
Total revenues	29,394	36,769	35,796	35,383	33,936
(Loss) income from continuing operations	(1,679)	4,636	4,993	1,765	3,356
Cumulative effect of change in accounting principle, after-tax	—	—	—	—	(175)
Net (loss) income	(1,679)	4,636	4,993	1,765	3,181
Net (loss) income per share:
Diluted:
(Loss) income before cumulative effect of change in accounting principle, after-tax	(3.07)	7.77	7.84	2.64	4.79
Cumulative effect of change in accounting principle, after-tax	—	—	—	—	(0.25)
Net (loss) income	(3.07)	7.77	7.84	2.64	4.54
Basic:
(Loss) income before cumulative effect of change
in accounting principle, after-tax	(3.07)	7.83	7.89	2.67	4.82
Cumulative effect of change in accounting principle, after-tax	—	—	—	—	(0.25)
Net (loss) income	(3.07)	7.83	7.89	2.67	4.57
Cash dividends declared per share	1.64	1.52	1.40	1.28	1.12
Consolidated Financial Position
Investments	$95,998	$118,980	$119,757	$118,297	$115,530
Total assets	134,798	156,408	157,554	156,072	149,725
Reserves for claims and claims expense, life-contingent contract benefits and contractholder funds	90,750	94,052	93,683	94,639	86,801
Short-term debt	—	—	12	413	43
Long-term debt	5,659	5,640	4,650	4,887	5,291
Shareholders' equity	12,641	21,851	21,846	20,186	21,823
Shareholders' equity per diluted share	23.51	38.58	34.84	31.01	31.72
Property-Liability Operations
Premiums earned	$26,967	$27,233	$27,369	$27,039	$25,989
Net investment income	1,674	1,972	1,854	1,791	1,773
Net income	228	4,258	4,614	1,431	3,045
Operating ratios(1)
Claims and claims expense ("loss") ratio	74.4	64.9	58.5	78.3	68.7
Expense ratio	25.0	24.9	25.1	24.1	24.3
Combined ratio	99.4	89.8	83.6	102.4	93.0
Allstate Financial Operations
Premiums and contract charges	$1,895	$1,866	$1,964	$2,049	$2,072
Net investment income	3,811	4,297	4,173	3,830	3,410
(Loss) income before cumulative effect of change in accounting principle, after-tax	(1,721)	465	464	416	421
Cumulative effect of change in accounting principle, after-tax	—	—	—	—	(175)
Net (loss) income	(1,721)	465	464	416	246
Investments	61,499	74,256	75,951	75,233	72,530

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

        Allstate is focused on three priorities in 2009: protecting Allstate's financial strength, building customer loyalty, and continue reinventing protection and retirement for the consumer. In addition, we will continue to monitor market conditions and will consider business start-ups, acquisitions and alliances that would forward our business objectives and represent prudent uses of corporate capital.

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

  •
  For Allstate Financial: premiums and deposits, benefit and investment spread, amortization of deferred policy acquisition costs, expenses, operating income, net income, invested assets, and new business returns;

  •
  For Investments: credit quality/experience, realized capital gains and losses, investment income, unrealized capital gains and losses, stability of long-term returns, total returns, cash flows, and asset and liability duration; and

  •
  For financial condition: liquidity, parent company deployable invested assets, financial strength ratings, operating leverage, debt leverage, book value per share, and return on equity.

2008 HIGHLIGHTS

  •
  Consolidated net loss was $1.68 billion in 2008 compared to net income of $4.64 billion in 2007. Net loss per diluted share was $3.07 in 2008 compared to net income per diluted share of $7.77 in 2007.

  •
  Property-Liability net income was $228 million in 2008 compared to $4.26 billion in 2007.

  •
  The Property-Liability combined ratio was 99.4 in 2008 compared to 89.8 in 2007.

  •
  Catastrophe losses in 2008 totaled $3.34 billion compared to $1.41 billion in 2007. The effect of catastrophe losses on the combined ratio was 12.4 points and 5.2 points in 2008 and 2007, respectively.

  •
  Allstate Financial had a net loss of $1.72 billion in 2008 compared to net income of $465 million in 2007.

  •
  Total revenues were $29.39 billion in 2008 compared to $36.77 billion in 2007.

  •
  Property-Liability premiums earned in 2008 totaled $26.97 billion, a decrease of 1.0% from $27.23 billion in 2007.

  •
  Net realized capital losses were $5.09 billion in 2008 compared to net realized capital gains of $1.24 billion in 2007.

  •
  Investments as of December 31, 2008 totaled $96.00 billion, a decrease of 19.3% from $118.98 billion as of December 31, 2007. Net investment income in 2008 was $5.62 billion, a decrease of 12.6% from $6.44 billion in 2007.

  •
  Book value per diluted share was $23.51 as of December 31, 2008, a decrease of 39.1% from $38.58 as of December 31, 2007.

  •
  For the twelve months ended December 31, 2008, return on the average of beginning and ending period shareholders' equity was (9.7)%, a decrease of 30.9 points from 21.2% for the twelve months ended December 31, 2007.

  •
  To further enhance our liquidity and capital levels, we suspended our $2.00 billion share repurchase program and do not plan to complete it by our original target date of March 2009. The number of shares repurchased under the program was 22.7 million shares for $1.07 billion during the twelve months ended December 31, 2008.

  •
  At December 31, 2008, we held $12.64 billion in capital. This total included $3.64 billion in deployable invested assets at the parent holding company level.

  •
  On February 25, 2009, we announced that our shareholder dividend was being revised to $.20.

CONSOLIDATED NET (LOSS) INCOME

	For the years ended December 31,
($ in millions)	2008	2007	2006
Revenues
Property-liability insurance premiums earned	$26,967	$27,233	$27,369
Life and annuity premiums and contract charges	1,895	1,866	1,964
Net investment income	5,622	6,435	6,177
Realized capital gains and losses	(5,090)	1,235	286

Total revenues	29,394	36,769	35,796
Costs and expenses
Property-liability insurance claims and claims expense	(20,064)	(17,667)	(16,017)
Life and annuity contract benefits	(1,612)	(1,589)	(1,570)
Interest credited to contractholder funds	(2,411)	(2,681)	(2,609)
Amortization of deferred policy acquisition costs	(4,679)	(4,704)	(4,757)
Operating costs and expenses	(3,273)	(3,103)	(3,033)
Restructuring and related charges	(23)	(29)	(182)
Interest expense	(351)	(333)	(357)

Total costs and expenses	(32,413)	(30,106)	(28,525)
Loss on disposition of operations	(6)	(10)	(93)
Income tax benefit (expense)	1,346	(2,017)	(2,185)

Net (loss) income	$(1,679)	$4,636	$4,993

Property-Liability	$228	$4,258	$4,614
Allstate Financial	(1,721)	465	464
Corporate and Other	(186)	(87)	(85)

Net (loss) income	$(1,679)	$4,636	$4,993

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

  •
  Fair Value of Financial Assets and Financial Liabilities

  •
  Impairment of Fixed Income and Equity Securities

  •
  Deferred Policy Acquisition Costs ("DAC") Amortization

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

        Fair Value of Financial Assets and Financial Liabilities    Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"), is effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities that are measured at fair value. SFAS No. 157:

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

        We categorize our financial assets and financial liabilities measured at fair value based on the observability of inputs to the valuation techniques, into a three-level fair value hierarchy as follows:

Level
1:      Financial assets and financial liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we can access.

Level
2:      Financial assets and financial liabilities whose values are based on the following:

  (a)
  Quoted prices for similar assets or liabilities in active markets;

  (b)
  Quoted prices for identical or similar assets or liabilities in non-active markets; or

  (c)
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

        To distinguish among the categories, we consider the frequency of completed transactions such as daily trading for equity securities. If inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the entire instrument. Certain financial assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans and policy loans. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting measurement is reflected in the consolidated financial statements. In addition, equity options embedded in fixed income securities are not disclosed in the hierarchy with free-standing derivatives, as the embedded derivatives are presented as combined instruments in fixed income securities.

        We are responsible for the determination of the value of the financial assets and financial liabilities carried at fair value and the supporting assumptions and methodologies. We gain assurance on the overall reasonableness and consistent application of valuation input assumptions, valuation methodologies and compliance with accounting standards for fair value determination through the execution of various processes and controls designed to ensure that our financial assets and financial liabilities are appropriately valued. We monitor fair values received from third parties and those derived internally on an ongoing basis.

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

        Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary algorithms, produce valuation information in the form of a single fair value for individual securities for which a fair value has been requested under the terms of our agreements. For certain equity securities, valuation service providers provide market quotations for completed transactions on the measurement date. For other security types, fair values are derived from the valuation service providers' proprietary valuation models. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, liquidity spread, currency rates, and other market-observable information, as applicable. Credit and liquidity spreads are typically implied from completed transactions and transactions of comparable securities. Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial instruments. The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector, and where applicable, collateral quality and other issue or issuer specific information. Executing valuation models effectively requires seasoned professional judgment and experience. In cases where market transactions or other market observable data is limited, the extent to which judgment is applied varies inversely with the availability of market observable information.

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

        Our internal pricing methods are primarily based on models using discounted cash flow methodologies that determine a single best estimate of fair value for individual financial instruments. In addition, our models use internally assigned credit ratings as inputs (which are generally consistent with any external ratings and those we use to report our holdings by credit rating) and stochastically determined cash flows for certain derivatives embedded in certain contractholder liabilities, both of which are difficult to independently observe and verify. Instrument specific inputs used in our internal fair value determinations include: coupon rate, coupon type, weighted average life, sector of the issuer, call provisions, and the contractual elements of derivatives embedded in certain contractholder liabilities. Market related inputs used in these fair values, which we believe are representative of inputs other market participants would use to determine fair value of the same instruments include: interest rate yield curves, quoted market prices of comparable securities, credit spreads, estimated liquidity premiums, and other applicable market data including lapse and anticipated market return estimates for derivatives embedded in certain contractholder liabilities. Credit spreads are determined using those published by a commonly used industry specialist for comparable public securities. A liquidity premium is also added to certain securities to reflect spreads commonly required for the types of securities being valued and are calibrated based on actual trades or other market data. As a result of the significance of non-market observable inputs, including internally assigned credit ratings and stochastic cash flow estimates as described above, judgment is required in developing these fair values. The fair value of these financial assets and financial liabilities may differ from the amount actually received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the financial assets' and financial liabilities' fair values.

        Fair value of our investments comprise an aggregation of numerous, single best estimates for each security in the Consolidated Statements of Financial Position. Because of this detailed approach, there is no single set of assumptions that determine our fair value estimates at a consolidated level. Moreover, management does not compile a range of estimates for items reported at fair value at the consolidated level because we do not believe that a range would provide meaningful information. In the last 10 years, our quarterly net unrealized capital gains and losses have ranged from a $7.55 billion net unrealized capital gain at June 30, 2003 to an $8.81 billion net unrealized capital loss at December 31, 2008. The change in net unrealized capital gains and losses by quarter over the 10 year period has averaged $1.10 billion and has ranged from a $4.71 billion decrease to a $2.29 billion increase.

        Level 1 and Level 2 measurements represent valuations where all significant inputs are market observable. Level 3 measurements have one or more significant inputs that are not market observable and as a result these fair value determinations have greater potential variability as it relates to their significant inputs. The Level 3 principal components are privately placed securities valued using internal models and broker quoted securities. Additionally, due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market, all asset-backed residential mortgage-backed securities ("ABS RMBS"), auction rate securities ("ARS") backed by student loans, Alt-A residential mortgage-backed securities ("Alt-A"), other collateralized debt obligations ("CDO"), certain asset-backed securities ("ABS") and certain commercial mortgage-backed securities ("CMBS") are categorized as Level 3. In general, the greater the reliance on significant inputs that are not market observable, the greater potential variability of the fair value determinations. For broker quoted securities' fair value determinations, which were all categorized as Level 3, we believe the brokers providing the quotes may consider market observable transactions or activity in similar securities, as applicable, and other information as calibration points. Privately placed securities' fair value determinations, which are based on internal ratings that are not market observable and categorized as Level 3, are calibrated to market observable information in the form of external National Association of Insurance Commissioners ("NAIC") ratings and credit spreads.

        We believe our most significant exposure to changes in fair value is due to market risk. Our exposure to changes in market conditions is discussed fully in the Market Risk section of the MD&A.

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

        The following table identifies investments as of December 31, 2008 by source of value determination:

	Investments
($ in millions)	Fair value	Percent to total
Fair value based on internal sources	$9,256	9.7%
Fair value based on external sources(1)	71,063	74.0

Total fixed income, equity and short-term securities	80,319	83.7

Fair value of derivatives	301	0.3
Mortgage loans, policy loans, bank loans and certain limited partnership and other investments, valued at cost, amortized cost and the equity method	15,378	16.0

Total	$95,998	100.0%

(1)
Includes $2.73 billion that are valued using broker quotes.

        For more detailed information on our accounting policy for the fair value of financial assets and financial liabilities and information on the financial assets and financial liabilities included in the levels promulgated by SFAS No. 157, see Note 2 of the consolidated financial statements.

        Impairment of Fixed Income and Equity Securities    For investments classified as available for sale, the difference between fair value and amortized cost for fixed income securities and cost for equity securities, net of certain other items and deferred income taxes (as disclosed in Note 5), is reported as a component of accumulated other comprehensive income on the Consolidated Statements of Financial Position and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when the decline in fair value is deemed other than temporary. The assessment of whether the impairment of a security's fair value is other than temporary is performed using a portfolio review as well as a case-by-case review considering a wide range of factors.

        There are a number of assumptions and estimates inherent in evaluating impairments and determining if they are other than temporary, including: 1) our ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the length of time and extent to which the fair value has been less than amortized cost for fixed income securities or cost for equity securities; 4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that an impairment is other than temporary, including: 1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances obtained that causes a change in our ability or intent to hold a security to maturity or until it recovers in value. Examples of situations which may change our ability or intent to hold a security to maturity or recovery include where significant unanticipated new facts and circumstances emerge or existing facts and circumstances increase in significance and are anticipated to adversely impact a security's future valuations more than previously expected, including negative developments that would change the view of long term investors and their intent to continue to hold the investment, subsequent credit deterioration of an issuer or holding, subsequent further deterioration in capital markets (i.e. debt and equity) and of economic conditions, subsequent further deterioration in the financial services and real estate industries, liquidity needs, federal income tax situations involving capital gains and capital loss carrybacks and carryforwards with specific expiration dates, investment risk mitigation actions, and other new facts and circumstances that would cause a change in our previous intent to hold a security to recovery or maturity. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholders' equity, since the majority of our portfolio is designated as available-for-sale and carried at fair value and as a result, any related net unrealized loss would already be reflected as a component of accumulated other comprehensive income in shareholders' equity.

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

        Fixed income securities subject to other-than-temporary impairment write-downs continue to earn investment income when future expected payments are both reasonably estimable and probable, and any discount or premium is recognized using the effective yield method over the expected life of the security; otherwise income recognition is discontinued. For a more detailed discussion of the risks relating to changes in investment values and levels of investment impairment as well as the potential causes of such changes, see Note 5 of the consolidated financial statements and the Investments, Market Risk, Enterprise Risk and Return Management and Forward-looking Statements and Risk Factors sections of this document.

        Deferred Policy Acquisition Costs Amortization    We incur significant costs in connection with acquiring insurance policies and investment contracts. In accordance with GAAP, costs that vary with and are primarily related to acquiring insurance policies and investment contracts are deferred and recorded as an asset on the Consolidated Statements of Financial Position.

        DAC related to property-liability contracts is amortized into income as premiums are earned, typically over periods of six to twelve months. The amortization methodology for DAC for Allstate Financial policies and contracts includes significant assumptions and estimates.

        DAC related to traditional life insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Significant assumptions relating to estimated premiums, investment returns, which include investment income and realized capital gains and losses, as well as mortality, persistency and expenses to administer the business are established at the time the policy is issued and are generally not revised during the life of the policy. The assumptions for determining DAC amortization are consistent with the assumptions used to calculate the reserve for life-contingent contract benefits. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization periods for these policies approximates the estimated lives of the policies. The recovery of DAC is dependent upon the future profitability of this business. We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience. We aggregate all products accounted for pursuant to Statement of Financial Accounting Standard No. 60, "Accounting and Reporting by Insurance Enterprises" ("SFAS No. 60"), in the analysis. In the event actual experience is significantly adverse compared to the original assumptions, any remaining unamortized DAC balance must be expensed to the extent not recoverable and a premium deficiency reserve may be required if the remaining DAC balance is insufficient to absorb the deficiency. In 2008, for traditional life insurance and immediate annuities with life contingencies, an aggregate premium deficiency of $336 million pre-tax ($219 million after-tax) resulted primarily from a study indicating that the annuitants on certain life-contingent contracts are projected to live longer than we anticipated when the contracts were issued and, to a lesser degree, a reduction in the related investment portfolio yield. The deficiency was recorded through a reduction in DAC. In 2007 and 2006, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to projected income from traditional life insurance more than offsetting the projected deficiency in immediate annuities with life contingencies.

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

        AGP and EGP consist primarily of the following components: contract charges for the cost of insurance less mortality costs and other benefits (benefit margin); investment income and realized capital gains and losses less interest credited (investment margin); and surrender and other contract charges less maintenance expenses (expense margin). The amount of EGP is principally dependent on assumptions for investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of persistency, mortality, expenses, and hedges if applicable, and these assumptions are reasonably likely to have the greatest impact on the amount of DAC amortization. Changes in these assumptions can be offsetting and the Company is unable to reasonably predict their future movements or offsetting impacts over time.

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

        Annually, we review all assumptions underlying the projections of EGP, including investment returns, comprising investment income and realized capital gains and losses, interest crediting rates, persistency, mortality, and expenses. Management annually updates assumptions used in the calculation of EGP. At each reporting period, we assess whether any revisions to assumptions used to determine DAC amortization are required. These reviews and updates may result in amortization acceleration or deceleration, which are commonly referred to as "DAC unlocking".

        If the update of assumptions causes total EGP to increase, the rate of DAC amortization will generally decrease, resulting in a current period increase to earnings. A decrease to earnings generally occurs when the assumption update causes the total EGP to decrease.

        Over the past three years, our most significant DAC assumption updates that resulted in a change to EGP and the amortization of DAC have been revisions to expected future investment returns, primarily realized capital losses, expenses, mortality and the number of contracts in force or persistency resulting in net DAC amortization acceleration of $327 million in 2008, deceleration of $14 million in 2007 and acceleration of $2 million in 2006.

        The following table provides the effect on DAC amortization of changes in assumptions relating to the gross profit components of investment margin, benefit margin and expense margin during the years ended December 31.

($ in millions)	2008	2007	2006
Investment margin	$(303)	$11	$15
Benefit margin	35	34	(13)
Expense margin	(59)	(31)	(4)

Net (acceleration) deceleration	$(327)	$14	$(2)

        DAC amortization acceleration related to changes in the EGP component of investment margin in 2008 was primarily due to the level of realized capital losses impacting actual gross profits in 2008 and the impact of realized capital losses on expected gross profits in 2009. The deceleration related to benefit margin was due to more favorable projected life insurance mortality. The acceleration related to expense margin resulted from current and expected expense levels higher than previously projected. DAC amortization deceleration related to changes in the EGP component of investment margin in 2007 was due to higher yields from repositioning of the investment portfolio and reduced interest crediting rates on annuities. The deceleration related to benefit margin was due to more favorable projected life insurance mortality. The acceleration related to expense margin was a result of expenses being higher than expected.

        The following table displays the sensitivity of reasonably likely changes in assumptions included in the gross profit components of investment margin or benefit margin to amortization of the DAC balance as of December 31, 2008.

($ in millions)	December 31, 2008 Increase/(reduction) in DAC
Increase in future investment margins of 25 basis points	$169
Decrease in future investment margins of 25 basis points	$(195)
Decrease in future life mortality by 1%	$28
Increase in future life mortality by 1%	$(31)

        Any potential changes in assumptions discussed above are measured without consideration of correlation among assumptions. Therefore, it would be inappropriate to add them together in an attempt to estimate overall variability in amortization.

        For additional discussion see the Allstate Financial Segment and Forward-looking Statements and Risk Factors sections of this document and Note 2 and 10 of the consolidated financial statements.

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

        Reserves are the difference between the estimated ultimate cost of losses incurred and the amount of paid losses as of the reporting date. Reserves are estimated for both reported and unreported claims, and include estimates of all expenses associated with processing and settling all incurred claims. We update the majority of our reserve estimates quarterly and as new information becomes available or as events emerge that may affect the resolution of unsettled claims. Changes in prior year reserve estimates (reserve reestimates), which may be material, are determined by comparing updated estimates of ultimate losses to prior estimates, and the differences are recorded as property-liability insurance claims and claims expenses in the Consolidated Statements of Operations in the period such changes are determined. Estimating the ultimate cost of claims and claims expenses is an inherently uncertain and complex process involving a high degree of judgment and is subject to the evaluation of numerous variables.

        The Actuarial Methods used to Develop Reserve Estimates    Reserve estimates are derived by using several different actuarial estimation methods that are variations on one primary actuarial technique. The actuarial technique is known as a "chain ladder" estimation process in which historical loss patterns are applied to actual paid losses and reported losses (paid losses plus individual case reserves established by claim adjusters) for an accident year or a report year to create an estimate of how losses are likely to develop over time. An accident year refers to classifying claims based on the year in which the claims occurred. A report year refers to classifying claims based on the year in which the claims are reported. Both classifications are used to prepare estimates of required reserves for payments to be made in the future. The key assumptions affecting our reserve estimates comprise data elements including claim counts, paid losses, case reserves, and development factors calculated with this data.

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

        How Reserve Estimates are Established and Updated    Reserve estimates are developed at a very detailed level, and the results of these numerous micro-level best estimates are aggregated to form a consolidated reserve estimate. For example, over one thousand actuarial estimates of the types described above are prepared each quarter to estimate losses for each line of insurance, major components of losses (such as coverages and perils), major states or groups of states and for reported losses and IBNR. The actuarial methods described above are used to analyze the settlement patterns of claims by determining the development factors for specific data elements that are necessary components of a reserve estimation process. Development factors are calculated quarterly for data elements such as, claim counts reported and settled, paid losses, and paid losses combined with case reserves. The calculation of development factors from changes in these data elements also impacts claim severity trends, which is a common industry reference used to explain changes in reserve estimates. The historical development patterns for these data elements are used as the assumptions to calculate reserve estimates.

        Often, several different estimates are prepared for each detailed component, incorporating alternative analyses of changing claim settlement patterns and other influences on losses, from which we select our best estimate for each component, occasionally incorporating additional analyses and actuarial judgment, as described above. These micro-level estimates are not based on a single set of assumptions. Actuarial judgments that may be applied to these components of certain micro-level estimates generally do not have a material impact on the consolidated level of reserves. Moreover, this detailed micro-level process does not permit or result in a compilation of a company-wide roll up to generate a range of needed loss reserves that would be meaningful. Based on our review of these estimates, our best estimate of required reserves for each state/line/coverage component is recorded for each accident year, and the required reserves for each component are summed to create the reserve balance carried on our Consolidated Statements of Financial Position.

        Reserves are reestimated quarterly, by combining historical results with current actual results to calculate new development factors. This process incorporates the historic and latest actual trends, and other underlying changes in the data elements used to calculate reserve estimates. New development factors are likely to differ from previous development factors used in prior reserve estimates because actual results (claims reported or settled, losses paid, or changes to case reserves) occur differently than the implied assumptions contained in the previous development factor calculations. If claims reported, paid losses, or case reserve changes are greater or lower than the levels estimated by previous development factors, reserve reestimates increase or decrease. When actual development of these data elements is different than the historical development pattern used in a prior period reserve estimate, a new reserve is determined. The difference between indicated reserves based on new reserve estimates and recorded reserves (the previous estimate) is the amount of reserve reestimate and an increase or decrease in property-liability insurance claims and claims expense will be recorded in the Consolidated Statements of Operations. Total Property-liability reserve reestimates, after-tax, as a percent of net income, in 2008, 2007 and 2006 were (6.6)%, 2.4% and 12.6%, respectively. For Property-Liability, the 3-year average of reserve reestimates as a percentage of total reserves was a favorable 1.9%, for Allstate Protection, the 3-year average of reserve estimates was a favorable 2.6% and for Discontinued Lines and Coverages the 3-year average of reserve reestimates was an unfavorable 3.1%, each of these results being consistent within a reasonable actuarial tolerance for our respective businesses. Allstate Protection reserve reestimates were primarily the result of claim severity development that was better than expected and late reported loss development that was better than expected due to lower frequency trends, and for Discontinued Lines and Coverages, reestimates were primarily a result of increased reported claim activity (claims frequency). A more detailed discussion of reserve reestimates is presented in the Property-Liability Claims and Claims Expense Reserves section of this document.

        The following table shows claims and claims expense reserves by operating segment and line of business as of December 31:

($ in millions)	2008	2007	2006
Allstate Protection
Auto	$10,220	$10,175	$9,995
Homeowners	2,824	2,279	2,226
Other lines	2,207	2,131	2,235

Total Allstate Protection	15,251	14,585	14,456
Discontinued Lines and Coverages
Asbestos	1,228	1,302	1,375
Environmental	195	232	194
Other discontinued lines	508	541	585

Total Discontinued Lines and Coverages	1,931	2,075	2,154

Total Property-Liability	$17,182	$16,660	$16,610

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

        As claims are reported, for certain liability claims of sufficient size and complexity, the field adjusting staff establishes case reserve estimates of ultimate cost, based on their assessment of facts and circumstances related to each individual claim. For other claims which occur in large volumes and settle in a relatively short time frame, it is not practical or efficient to set case reserves for each claim, and a statistical case reserve is set for these claims based on estimation techniques previously described. In the normal course of business, we may also supplement our claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims.

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

        As loss experience for the current year develops for each type of loss, it is monitored relative to initial assumptions until it is judged to have sufficient statistical credibility. From that point in time and forward, reserves are reestimated using statistical actuarial processes to reflect the impact actual loss trends have on development factors incorporated into the actuarial estimation processes. Statistical credibility is usually achieved by the end of the first calendar year; however, when trends for the current accident year exceed initial assumptions sooner, they are usually given credibility, and reserves are increased accordingly.

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

        At each reporting date, the highest degree of uncertainty in estimates of losses arises from claims remaining to be settled for the current accident year and the most recent preceding accident year. The greatest degree of uncertainty exists in the current accident year because the current accident year contains the greatest proportion of losses that have not been reported or settled but must be estimated as of the current reporting date. Most of these losses relate to damaged property such as automobiles and homes, and medical care for injuries from accidents. During the first year after the end of an accident year, a large portion of the total losses for that accident year are settled. When accident year losses paid through the end of the first year following the initial accident year are incorporated into updated actuarial estimates, the trends inherent in the settlement of claims emerge more clearly. Consequently, this is the point in time at which we tend to make our largest reestimates of losses for an accident year. After the second year, the losses that we pay for an accident year typically relate to claims that are more difficult to settle, such as those involving serious injuries or litigation. Private passenger auto insurance provides a good illustration of the uncertainty of future loss estimates: our typical annual percentage payout of reserves for an accident year is approximately 50% in the first year after the end of the accident year, 20% in the second year, 15% in the third year, 5% in the fourth year, and the remaining 10% thereafter.

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

        Potential Reserve Estimate Variability    The aggregation of numerous micro-level estimates for each business segment, line of insurance, major components of losses (such as coverages and perils), and major states or groups of states for reported losses and IBNR forms the reserve liability recorded in the Consolidated Statements of Financial Position. Because of this detailed approach to developing our reserve estimates, there is not a single set of assumptions that determine our reserve estimates at the consolidated level. Given the numerous micro-level estimates for reported losses and IBNR, management does not believe the processes that we follow will produce a statistically credible or reliable actuarial reserve range that would be meaningful. Reserve estimates, by their very nature, are very complex to determine and subject to significant judgment, and do not represent an exact determination for each outstanding claim. Accordingly, as actual claims, and/or paid losses, and/or case reserve results emerge, our estimate of the ultimate cost to settle will be different than previously estimated.

        To develop a statistical indication of potential reserve variability within reasonably likely possible outcomes, an actuarial technique (stochastic modeling) is applied to the countrywide consolidated data elements for paid losses and paid losses combined with case reserves separately for injury losses, auto physical damage losses, and homeowners losses excluding catastrophe losses. Based on the combined historical variability of the development factors calculated for these data elements, an estimate of the standard error or standard deviation around these reserve estimates is calculated within each accident year for the last eleven years for each type of loss. The variability of these reserve estimates within one standard deviation of the mean (a measure of frequency of dispersion often viewed to be an acceptable level of accuracy) is believed by management to represent a reasonable and statistically probable measure of potential variability. Based on our products and coverages, historical experience, the statistical credibility of our extensive data, and stochastic modeling of actuarial chain ladder methodologies used to develop reserve estimates, we estimate that the potential variability of our Allstate Protection reserves, within a reasonable probability of other possible outcomes, may be approximately plus or minus 4%, or plus or minus $400 million in net income. A lower level of variability exists for auto injury losses, which comprise approximately 70% of reserves, due to their relatively stable development patterns over a longer duration of time required to settle claims. Other types of losses, such as auto physical damage, homeowners losses and other losses, which comprise about 30% of reserves, tend to have greater variability, but are settled in a much shorter period of time. Although this evaluation reflects most reasonably likely outcomes, it is possible the final outcome may fall below or above these amounts. Historical variability of reserve estimates is reported in the Property-Liability Claims and Claims Expense Reserves section of this document.

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

        Our exposure to asbestos, environmental and other discontinued lines claims arises principally from assumed reinsurance coverage written during the 1960s through the mid-1980s, including reinsurance on primary insurance written on large U.S. companies, and from direct excess insurance written from 1972 through 1985, including substantial excess general liability coverages on large U.S. companies. Additional exposure stems from direct primary commercial insurance written during the 1960s through the mid-1980s. Other discontinued lines exposures primarily relate to general liability and product liability mass tort claims, such as those for medical devices and other products.

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

        How Reserve Estimates are Established and Updated    We conduct an annual review in the third quarter to evaluate and establish asbestos, environmental and other discontinued lines reserves. Changes to reserves are recorded in the reporting period in which they are determined. Using established industry and actuarial best practices and assuming no change in the regulatory or economic environment, this detailed and comprehensive "grounds up" methodology determines asbestos reserves based on assessments of the characteristics of exposure (e.g. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, and determines environmental reserves based on assessments of the characteristics of exposure (e.g. environmental damages, respective shares of liability of potentially responsible parties, appropriateness and cost of remediation) to pollution and related clean-up costs. The number and cost of these claims is affected by intense advertising by trial lawyers seeking asbestos plaintiffs, and entities with asbestos exposure seeking bankruptcy protection as a result of asbestos liabilities, initially causing a delay in the reporting of claims, often followed by an acceleration and an increase in claims and claims expenses as settlements occur.

        After evaluating our insureds' probable liabilities for asbestos and/or environmental claims, we evaluate our insureds' coverage programs for such claims. We consider our insureds' total available insurance coverage, including the coverage we issued. We also consider relevant judicial interpretations of policy language and applicable coverage defenses or determinations, if any.

        Evaluation of both the insureds' estimated liabilities and our exposure to the insureds depends heavily on an analysis of the relevant legal issues and litigation environment. This analysis is conducted by our specialized claims adjusting staff and legal counsel. Based on these evaluations, case reserves are established by claims adjusting staff and actuarial analysis is employed to develop an IBNR reserve, which includes estimated potential reserve development and claims that have occurred but have not been reported. As of December 31, 2008 and 2007, IBNR was 63.8% and 63.2%, respectively, of combined asbestos and environmental reserves.

        For both asbestos and environmental reserves, we also evaluate our historical direct net loss and expense paid and incurred experience to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid and incurred activity.

        Other Discontinued Lines and Coverages    The following table shows reserves for Other Discontinued Lines which provide for remaining loss and loss expense liabilities related to business no longer written by us, other than asbestos and environmental as of December 31.

($ in millions)	2008	2007	2006
Other mass torts	$177	$189	$185
Workers' compensation	130	133	140
Commercial and other	201	219	260

Other discontinued lines	$508	$541	$585

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

        Potential Reserve Estimate Variability    Establishing Discontinued Lines and Coverages net loss reserves for asbestos, environmental and other discontinued lines claims is subject to uncertainties that are much greater than those presented by other types of claims. Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure and unresolved legal issues regarding policy coverage; unresolved legal issues regarding the determination, availability and timing of exhaustion of policy limits; plaintiffs' evolving and expanding theories of liability; availability and collectability of recoveries from reinsurance; retrospectively determined premiums and other contractual agreements; estimates of the extent and timing of any contractual liability; the impact of bankruptcy protection sought by various asbestos producers and other asbestos defendants; and other uncertainties. There are also complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are covered, or were ever intended to be covered, and could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean-up costs represent insured property damage. Our reserves for asbestos and environmental exposures could be affected by tort reform, class action litigation, and other potential legislation and judicial decisions. Environmental exposures could also be affected by a change in the existing federal Superfund law and similar state statutes. There can be no assurance that any reform legislation will be enacted or that any such legislation will provide for a fair, effective and cost-efficient system for settlement of asbestos or environmental claims. We believe these issues are not likely to be resolved in the near future, and the ultimate costs may vary materially from the amounts currently recorded resulting in material changes in loss reserves. Historical variability of reserve estimates is demonstrated in the Property-Liability Claims and Claims Expense Reserves section of this document.

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

        Reserve for Life-Contingent Contract Benefits Estimation    Benefits for these policies are payable over many years; accordingly, the reserves are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when establishing the reserve for life-contingent contract benefits payable under insurance policies including traditional life insurance, life-contingent immediate annuities and voluntary health products. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration. Future investment yield assumptions are determined based upon prevailing investment yields as well as estimated reinvestment yields. Mortality, morbidity and policy termination assumptions are based on our experience and industry experience. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period. These assumptions are established at the time the policy is issued, are consistent with assumptions for determining DAC amortization for these policies, and are generally not changed during the policy coverage period. However, if actual experience emerges in a manner that is significantly adverse relative to the original assumptions, adjustments to DAC or reserves may be required resulting in a charge to earnings which could have a material adverse effect on our operating results and financial condition. We periodically review the adequacy of these reserves and recoverability of DAC for these policies on an aggregate basis using actual experience. In the event that actual experience is significantly adverse compared to the original assumptions, any remaining unamortized DAC balance must be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required. The effects of changes in reserve estimates are reported in the results of operations in the period in which the changes are determined. In 2008, for traditional life insurance and immediate annuities with life contingencies, an aggregate premium deficiency of $336 million pre-tax ($219 million after-tax) resulted primarily from a study indicating that the annuitants on certain life-contingent contracts are projected to live longer than we anticipated when the contracts were issued and, to a lesser degree, a reduction in the related investment portfolio yield. The deficiency was recorded through a reduction in DAC. In 2007 and 2006, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to projected income from traditional life insurance more than offsetting the projected deficiency in immediate annuities with life contingencies. We will continue to monitor the experience of our traditional life insurance and immediate annuities. Further significant changes in mortality experience or the portfolio yield could result in additional charges in future periods. The Company has not recognized a charge of this nature in previous years. We anticipate that mortality, investment and reinvestment yields, and policy terminations are the factors that would be most likely to require adjustment to these reserves or related DAC.

        For further discussion of these policies, see Note 8 of the consolidated financial statements and the Forward-looking Statements and Risk Factors section of this document.

PROPERTY-LIABILITY 2008 HIGHLIGHTS

•
Premiums written, an operating measure that is defined and reconciled to premiums earned on page 46, decreased 2.2% to $26.58 billion in 2008 from $27.18 billion in 2007. Allstate brand standard auto premiums written in 2008 decreased 0.7% to $15.92 billion in 2008 from $16.04 billion in 2007. Allstate brand homeowners premiums written decreased 1.3% to $5.64 billion in 2008 from $5.71 billion in 2007. A continuation of declining new car sales, weakness in the housing market and a highly competitive environment contributed to lower policies in force.

•
Premium operating measures and statistics contributing to the overall Allstate brand standard auto premiums written decline were the following:
•
1.8% decrease in PIF as of December 31, 2008 compared to December 31, 2007
•
0.6 point decline in the six month renewal ratio to 88.9% in 2008 compared to 89.5% in 2007
•
1.2% increase in the six month policy term average gross premium before reinsurance to $427 in 2008 from $422 in 2007
•
7.5% decrease in new issued applications in 2008 compared to 2007

•
Premium operating measures and statistics contributing to the overall Allstate brand homeowners premiums written decline were the following:
•
4.2% decrease in PIF as of December 31, 2008 compared to December 31, 2007
•
0.5 point increase in the twelve month renewal ratio to 87.0% in 2008 compared to 86.5% in 2007
•
1.3% increase in the twelve month policy term average gross premium before reinsurance to $861 in 2008 from $850 in 2007
•
26.0% decrease in new issued applications in 2008 compared to 2007
•
$100 million decrease in catastrophe reinsurance costs to $657 million in 2008 from $757 million in 2007

•
Factors contributing to the Allstate brand standard auto loss ratio increase of 2.3 points to 68.1 in 2008 from 65.8 in 2007 were the following:
•
6.5% decrease in standard auto property damage gross claim frequency in 2008 compared to 2007
•
8.5% decrease in bodily injury gross claim frequency in 2008 compared to 2007
•
1.8% increase in claim severities for auto property damage in 2008 compared to 2007
•
6.5% increase in claim severities for bodily injury in 2008 compared to 2007
•
unfavorable prior year reserve reestimates in 2008 compared to favorable reestimates in 2007

•
Factors contributing to the Allstate brand homeowners loss ratio, which includes catastrophes, increase of 29.8 points to 96.3 in 2008 from 66.5 in 2007 were the following:
•
46.5 point effect of catastrophe losses in 2008 compared to 19.5 point in 2007
•
7.2% increase in homeowner gross claim frequency, excluding catastrophes, in 2008 compared to 2007, fueled by weather-related claim trends
•
0.6% increase in claim severity, excluding catastrophes, in 2008 compared to 2007

•
Factors contributing to catastrophe losses increase of $1.93 billion to $3.34 billion in 2008 compared to $1.41 billion in 2007 were the following:
•
$966 million and $342 million estimated losses for Hurricanes Ike and Gustav, respectively
•
121 other events with losses of $2.03 billion in 2008 compared to 91 events with losses of $1.41 billion in 2007

•
Factors contributing to prior year reserve reestimates of $170 million unfavorable in 2008 compared to $172 million favorable in 2007 included:
•
prior year reserve reestimates related to auto, homeowners and other lines in 2008 contributed $27 million favorable, $124 million unfavorable and $55 million unfavorable, respectively, compared to prior year reserve reetimates in 2007 of $311 million favorable, $115 million unfavorable and $23 million favorable, respectively

•
Property-Liability underwriting income of $164 million in 2008 compared to $2.78 billion in 2007 included the following primary contributing factors. Underwriting income (loss), a measure not based on GAAP, is defined below.
•
catastrophe losses increase of $1.93 billion to $3.34 billion in 2008 compared to $1.41 billion in 2007
•
$170 million unfavorable prior year reserve reestimates in 2008 compared to $172 million favorable in 2007

•
Property-Liability investments as of December 31, 2008 were $30.84 billion, a decrease of 24.6% from $40.91 billion as of December 31, 2007. Net investment income was $1.67 billion in 2008, a decrease of 15.1% from $1.97 billion in 2007.

•
Net realized capital losses were $1.86 billion in 2008 compared to net realized capital gains of $1.42 billion in 2007.

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

        Underwriting income (loss), a measure that is not based on GAAP and is reconciled to net income on page 44, is calculated as premiums earned, less claims and claims expense ("losses"), amortization of DAC, operating costs and expenses and restructuring and related charges, as determined using GAAP. We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results. It is also an integral component of incentive compensation. It is useful for investors to evaluate the components of income separately and in the aggregate when reviewing performance. Net income is the GAAP measure most directly comparable to underwriting income (loss). Underwriting income (loss) should not be considered as a substitute for net income and does not reflect the overall profitability of the business.

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

($ in millions, except ratios)	2008	2007	2006
Premiums written	$26,584	$27,183	$27,526

Revenues
Premiums earned	$26,967	$27,233	$27,369
Net investment income	1,674	1,972	1,854
Realized capital gains and losses	(1,858)	1,416	348

Total revenues	26,783	30,621	29,571
Costs and expenses
Claims and claims expense	(20,064)	(17,667)	(16,017)
Amortization of DAC	(3,975)	(4,121)	(4,131)
Operating costs and expenses	(2,742)	(2,634)	(2,567)
Restructuring and related charges	(22)	(27)	(157)

Total costs and expenses	(26,803)	(24,449)	(22,872)
Loss on disposition of operations	—	—	(1)
Income tax benefit (expense)	248	(1,914)	(2,084)

Net income	$228	$4,258	$4,614

Underwriting income	$164	$2,784	$4,497
Net investment income	1,674	1,972	1,854
Income tax benefit (expense) on operations	(401)	(1,413)	(1,963)
Realized capital gains and losses, after-tax	(1,209)	915	227
Loss on disposition of operations, after-tax	—	—	(1)

Net income	$228	$4,258	$4,614

Catastrophe losses(1)	$3,342	$1,409	$810

GAAP operating ratios
Claims and claims expense ratio	74.4	64.9	58.5
Expense ratio	25.0	24.9	25.1

Combined ratio	99.4	89.8	83.6

Effect of catastrophe losses on combined ratio(1)	12.4	5.2	3.0

Effect of prior year reserve reestimates on combined ratio(1)	0.7	(0.6)	(3.5)

Effect of restructuring and related charges on combined ratio	0.1	0.1	0.6

Effect of Discontinued Lines and Coverages on combined ratio	0.1	0.2	0.5

(1)
Reserve reestimates included in catastrophe losses totaled $125 million unfavorable in 2008, $127 million unfavorable in 2007 and $223 million favorable in 2006.

ALLSTATE PROTECTION SEGMENT

        Overview and Strategy    The Allstate Protection segment sells primarily private passenger auto and homeowners insurance to individuals through Allstate Exclusive Agencies and directly through Customer Information Centers and the internet under the Allstate brand and through independent agencies under both the Allstate brand and the Encompass brand.

        The key elements of the Allstate Protection strategy of consumer focus, innovation and loyalty are:

  •
  Build customer loyalty

  •
  Increase distribution effectiveness

  •
  Maintain leadership in pricing sophistication

  •
  Provide innovative products and services

  •
  Extend our claims competitive advantage

  •
  Maintain a strong support foundation by continuing to effectively manage people, investments, technology and capital

        In our strategy for the Allstate brand, we are seeking, through the utilization of our distribution channels, our pricing sophistication and targeted consumer marketing, to attract and retain high lifetime value customers who will potentially provide profitability over the course of their relationship with us.

        We maintain a comprehensive marketing approach throughout the U.S. We have aligned agency and management compensation and the overall strategies of the Allstate brand to best serve our customers by basing certain incentives on Allstate brand profitability, PIF growth, retention, and sales of financial products. We differentiate the Allstate brand from competitors by offering a choice of products, including Allstate® Your Choice Auto Insurance ("YCA") with options such as safe driving deductibles and a safe driving bonus, Allstate® Your Choice Home ("YCH") with options such as a claim-free bonus and greater ability to tailor insurance coverage and Allstate BlueSM, our non-standard auto product with features such as a loyalty bonus and roadside assistance coverage.

        Our strategy for the Encompass brand includes enhancing our pricing and product offering by applying pricing sophistication to the Encompass Edge product, increasing distribution effectiveness and improving agency technology interfaces to support profitable growth.

        Our pricing and underwriting are designed to enhance both our competitive position and profit potential, and produce a broader range of premiums that is more refined than the range generated by the standard/non-standard model. Pricing sophistication which underlies our Strategic Risk Management program uses a number of risk evaluation factors including, to the extent legally permissible, insurance scoring based on information that is obtained from credit reports. We continue to expand the number of price points with successive rating program releases.

        Substantially all of new and approximately 88% of renewal business written for Allstate brand auto are rated using our pricing sophistication methods. For Allstate brand homeowners, approximately 94% of new and 60% of renewal business written are rated using pricing sophistication methods. For Allstate brand auto and homeowners business, our results indicate that over time, use of these methods has improved our mix of customers towards those who we consider high lifetime value that generally have better retention and more favorable loss experience.

        The Allstate Protection segment also includes a separate organization called Emerging Businesses which is comprised of Small Business ("Commercial"), Consumer Household ("Specialty Product Lines"), Allstate Dealer Services ("Allstate Credit Division") and Allstate Roadside Services ("Allstate Motor Club and Partnership Marketing Group"). Consumer Household and Allstate Roadside Services accounted for $1.55 billion or 62.7% and $187 million or 7.6% of Emerging Businesses premiums written in 2008, respectively. We expect to accelerate growth in high-value areas of Emerging Businesses, including Consumer Household and Allstate Roadside Services, during 2009.

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

        We continue to manage our property catastrophe exposure in order to provide our shareholders an acceptable return on the risks assumed in our property business and to reduce the variability of our earnings, while providing protection to our customers. Our property business includes personal homeowners, commercial property and other property lines. At December 31, 2008, we continue to be within our goal to have no more than a 1% likelihood of exceeding our expected annual aggregate catastrophe losses by $2 billion, net of reinsurance, based on modeled assumptions and applications currently available. The use of different assumptions and updates to industry models could materially change the projected loss.

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

        Pricing of property products is typically intended to establish returns that we deem acceptable over a long-term period. Losses, including losses from catastrophic events and weather-related losses (such as wind, hail, lightning and freeze losses not meeting our criteria to be declared a catastrophe) are accrued on an occurrence basis within the policy period. Therefore, in any reporting period, loss experience from catastrophic events and weather-related losses may contribute to negative or positive underwriting performance relative to the expectations we incorporated into the products' pricing. Additionally, property products are more capital intensive than other personal lines products.

        Premiums written, an operating measure, is the amount of premiums charged for policies issued during a fiscal period. Premiums earned is a GAAP measure. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums on our Consolidated Statements of Financial Position. Since the Allstate brand policy periods are typically 6 months for auto and 12 months for homeowners, and the Encompass standard auto and homeowners policy periods are typically 12 months and non-standard auto policy periods are typically 6 months, rate changes will generally be recognized in premiums earned over a period of 6 to 24 months. During this period, premiums written at a higher rate will cause an increase in the balance of unearned premiums on our Consolidated Statements of Financial Position.

        The following table shows the unearned premium balance at December 31 and the timeframe in which we expect to recognize these premiums as earned.

			% earned after
($ in millions)	2008	2007	90 days	180 days	270 days	360 days
Allstate brand:
Standard auto	$4,002	$4,092	73.7%	98.4%	99.6%	100.0%
Non-standard auto	259	302	71.9%	97.4%	99.4%	100.0%
Homeowners	3,182	3,322	43.9%	76.1%	94.4%	100.0%
Other personal lines(1)	1,385	1,413	39.0%	68.0%	85.9%	92.9%

Total Allstate brand	8,828	9,129	57.6%	85.7%	95.6%	98.9%
Encompass brand:
Standard auto	506	572	44.6%	76.2%	94.4%	100.0%
Non-standard auto	9	15	76.3%	100.0%	100.0%	100.0%
Homeowners	269	303	44.3%	76.1%	94.4%	100.0%
Other personal lines(1)	60	66	44.2%	76.0%	94.3%	100.0%

Total Encompass brand	844	956	44.8%	76.4%	94.5%	100.0%

Allstate Protection unearned premiums	$9,672	$10,085	56.5%	84.9%	95.5%	99.0%

(1)
Other personal lines include commercial lines, condominium, renters, involuntary auto and other personal lines.

        A reconciliation of premiums written to premiums earned for the years ended December 31 is presented in the following table.

($ in millions)	2008	2007	2006
Premiums written:
Allstate Protection	$26,584	$27,183	$27,525
Discontinued Lines and Coverages	—	—	1

Property-Liability premiums written	26,584	27,183	27,526
Decrease (increase) in unearned premiums(1)	383	17	(354)
Other(1)	—	33	197

Property-Liability premiums earned	$26,967	$27,233	$27,369

Premiums earned:
Allstate Protection	$26,967	$27,232	$27,366
Discontinued Lines and Coverages	—	1	3

Property-Liability	$26,967	$27,233	$27,369

(1)
Year ended December 31, 2008 includes $44 million in unearned premiums related to June 27, 2008 acquisition of Partnership Marketing Group. Year ended December 31, 2006 includes the transfer at January 1, 2006 of $152 million in unearned premiums to Property-Liability related to the loan protection business previously managed by Allstate Financial.

        Premiums written by brand are shown in the following table.

	Allstate brand			Encompass brand			Allstate Protection
($ in millions)	2008	2007	2006	2008	2007	2006	2008	2007	2006
Standard auto(1)	$15,918	$16,035	$15,704	$1,025	$1,125	$1,138	$16,943	$17,160	$16,842
Non-standard auto(1)	1,018	1,179	1,386	40	68	94	1,058	1,247	1,480
Homeowners	5,639	5,711	5,926	471	538	589	6,110	6,249	6,515
Other personal lines	2,358	2,397	2,548	115	130	140	2,473	2,527	2,688

Total	$24,933	$25,322	$25,564	$1,651	$1,861	$1,961	$26,584	$27,183	$27,525

(1)
2007 includes the impact from the fourth quarter 2007 discontinuation and reinstatement of mandatory personal injury protection in the state of Florida.

        Premiums earned by brand are shown in the following table.

	Allstate brand			Encompass brand			Allstate Protection
($ in millions)	2008	2007	2006	2008	2007	2006	2008	2007	2006
Standard auto	$15,957	$15,952	$15,591	$1,091	$1,127	$1,160	$17,048	$17,079	$16,751
Non-standard auto	1,055	1,232	1,436	45	76	98	1,100	1,308	1,534
Homeowners	5,758	5,732	5,793	503	551	590	6,261	6,283	6,383
Other personal lines	2,434	2,426	2,546	124	136	152	2,558	2,562	2,698

Total	$25,204	$25,342	$25,366	$1,763	$1,890	$2,000	$26,967	$27,232	$27,366

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

        Standard auto premiums written totaled $16.94 billion in 2008, a decrease of 1.3% from $17.16 billion in 2007, following a 1.9% increase in 2007 from $16.84 billion in 2006.

	Allstate brand			Encompass brand(2)
Standard Auto	2008	2007	2006	2008	2007	2006
PIF (thousands)	17,924	18,256	18,084	1,090	1,103	1,124
Average premium-gross written(1)	$427	$422	$420	$961	$969	$983
Renewal ratio (%)(1)	88.9	89.5	90.0	73.9	75.0	76.4

(1)
Policy term is six months for Allstate brand and twelve months for Encompass brand.

(2)
Premium operating measures and statistics exclude the discontinuation of a large national broker arrangement.

        Allstate brand standard auto premiums written totaled $15.92 billion in 2008, a decrease of 0.7% from $16.04 billion in 2007, following a 2.1% increase in 2007 from $15.70 billion in 2006. Contributing to the Allstate brand standard auto premiums written decrease in 2008 compared to 2007 were the following:

  •
  decrease in PIF as of December 31, 2008 compared to December 31, 2007 due to a lower renewal ratio and lower new business production

  •
  7.5% decrease in new issued applications on a countrywide basis to 1,807 thousand in 2008 from 1,954 thousand in 2007

  •
  increase in average gross premium in 2008 compared to 2007, primarily due to rate changes, partially offset by deductible changes

  •
  decline in the renewal ratio in 2008 compared to 2007

        Our Allstate brand standard auto growth strategy includes actions such as the continued rollout of YCA policy options, enhanced marketing, the continued refinement of our pricing sophistication, and distribution effectiveness, while recognizing that the impact of catastrophe management actions on cross-sell opportunities and competitive pressures in certain markets may lessen their success.

        Allstate brand standard auto premiums written increased in 2007 compared to 2006. Contributing to the Allstate brand standard auto premiums written increase in 2007 compared to 2006 were the following:

  •
  increase in PIF as of December 31, 2007 compared to December 31, 2006 primarily due to the result of growth in policies available for renewal

  •
  1.5% decrease in new issued applications on a countrywide basis to 1,954 thousand in 2007 from 1,983 thousand in 2006

  •
  increase in average gross premium in 2007 compared to 2006; Standard auto average gross premium was impacted by rate changes, geographic and product shifts in the mix of business and changes in customer preferences

  •
  decline in the renewal ratio in 2007 compared to 2006 due to competitive conditions and the impact of our property catastrophe management actions on cross-sell opportunities

        Encompass brand standard auto premiums written totaled $1.03 billion in 2008, a decrease of 8.9% from $1.13 billion in 2007, following a 1.1% decrease in 2007 from $1.14 billion in 2006. Contributing to the Encompass brand standard auto premiums written decrease in 2008 compared to 2007 were the following:

  •
  the discontinuation of a large national broker arrangement; Encompass brand standard auto premiums written excluding the terminated national broker's business decreased 3.3% to $1.01 billion in 2008 from $1.04 billion in 2007

  •
  decrease in PIF as of December 31, 2008 compared to December 31, 2007 driven by less policies available to renew and lower retention

  •
  decrease in average gross premium in 2008 compared to 2007 due to a shift in the mix of business toward policies with basic coverages and fewer features, partially offset by rate changes

        Decreases are expected in Encompass brand standard auto PIF as profit improvement actions are implemented. Some of these actions are improving business quality by changing risk management policy, terminating relationships with certain agents and rate changes. Encompass brand strategy includes targeting high quality business including the package market and the continued rollout of Encompass Edge, which provides more segmented pricing of auto and homeowners coverage.

        Encompass brand standard auto premiums written decreased in 2007 compared to 2006. Contributing to the Encompass brand standard auto premiums written decrease in 2007 compared to 2006 were the following:

  •
  decrease in PIF as of December 31, 2007 compared to December 31, 2006 due to a decline in the policies available to renew more than offsetting new business production

  •
  decrease in average gross premium in 2007 compared to 2006 due to a change in the mix of business to policies with basic coverages and fewer features

        Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued. The following table shows the net rate changes that were approved for standard auto during 2008 and 2007. These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a state.

	# of States		Countrywide(%)(1)		State Specific(%)(2)(3)
	2008	2007(4)	2008(5)	2007(4)	2008(5)	2007(4)
Allstate brand	32	25	1.3	1.3	2.1	4.4
Encompass brand	33	12	2.5	0.4	4.8	1.2

(1)
Represents the impact in the states where rate changes were approved during 2008 and 2007, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)
Represents the impact in the states where rate changes were approved during 2008 and 2007, respectively, as a percentage of total prior year-end premiums written in those states.

(3)
Based on historical premiums written in those states, rate changes approved for standard auto totaled $223 million in 2008 compared to $208 million in 2007.

(4)
Excludes the impact of rate changes in the state of Florida relating to the discontinuation and eventual reinstatement of mandatory personal injury protection.

(5)
Excluding the impact of a 15.9% rate reduction in California related to an order effective in April 2008, the Allstate brand standard auto rate change is 6.0% on a state specific basis and 3.0% on a countrywide basis in 2008.

        Non-standard auto premiums written totaled $1.06 billion in 2008, a decrease of 15.2% from $1.25 billion in 2007, following a 15.7% decrease in 2007 from $1.48 billion in 2006.

	Allstate brand			Encompass brand
Non-Standard Auto	2008	2007	2006	2008	2007	2006
PIF (thousands)	745	829	943	39	56	85
Average premium-gross written	$624	$616	$617	$479	$526	$535
Renewal ratio (%)	73.7	76.1	75.9	68.3	65.0	67.3

        Allstate brand non-standard auto premiums written totaled $1.02 billion in 2008, a decrease of 13.7% from $1.18 billion in 2007, following a 14.9% decrease in 2007 from $1.39 billion in 2006. Contributing to the Allstate brand non-standard auto premiums written decrease in 2008 compared to 2007 were the following:

  •
  decrease in PIF as of December 31, 2008 compared to December 31, 2007 due to new business production that was insufficient to offset declines in the renewal ratio and polices available to renew

  •
  10.1% increase in new issued applications to 328 thousand in 2008 from 298 thousand in 2007 due to the continued rollout and momentum of our Allstate BlueSM product

  •
  increase in average gross premium in 2008 compared to 2007 due to changes in the mix of customer segments resulting from the implementation of Allstate Blue

  •
  decrease in the renewal ratio in 2008 compared to 2007

        Allstate brand non-standard auto premiums written decreased in 2007 compared to 2006. Contributing to the Allstate brand non-standard auto premiums written decrease in 2007 compared to 2006 were the following:

  •
  decrease in PIF as of December 31, 2007 compared to December 31, 2006 due to new business production insufficient to offset the decline in polices available to renew

  •
  9.6% increase in new issued applications in 2007 compared to 2006 primarily due to the introduction of our Allstate Blue product

  •
  comparable auto average gross premium in 2007 to 2006

        Encompass brand non-standard auto premiums written totaled $40 million in 2008, a decrease of 41.2% from $68 million in 2007, following a 27.7% decrease in 2007 from $94 million in 2006. Contributing to the Encompass brand non-standard auto premiums written decrease in 2008 compared to 2007 were the following:

  •
  decline in policies available to renew

  •
  discontinued writing of new business in all states except for Pennsylvania

  •
  decrease in average gross premium in 2008 compared to 2007 due to geographic shifts in the mix of business.

        Encompass brand non-standard auto premiums written decreased in 2007 compared to 2006. Contributing to the Encompass brand non-standard auto premiums written decrease in 2007 compared to 2006 were the following:

  •
  declines in PIF due to new business that was insufficient to offset the decline in polices available to renew

  •
  decrease in average gross premium due to geographic shifts in the mix of business, partially offset by rate changes in specific markets

        Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued. The following table shows the net rate changes that were approved for non-standard auto during 2008 and 2007. These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a state.

	# of States		Countrywide(%)(1)		State Specific(%)(2)(3)
	2008(4)	2007(5)	2008	2007(5)	2008	2007(5)
Allstate brand	11	9	—	1.0	—	4.7
Encompass brand	4	7	4.8	8.1	23.2	14.6

(1)
Represents the impact in the states where rate changes were approved during 2008 and 2007, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)
Represents the impact in the states where rate changes were approved during 2008 and 2007, respectively, as a percentage of total prior year-end premiums written in those states.

(3)
Based on historical premiums written in those states, rate changes approved for non-standard auto totaled $3 million in 2008 compared to $20 million in 2007.

(4)
Includes Washington D.C.

(5)
Excludes the impact of rate changes in the state of Florida relating to the discontinuation and eventual reinstatement of mandatory personal injury protection.

        Homeowners premiums written totaled $6.11 billion in 2008, a decrease of 2.2% from $6.25 billion in 2007, following a 4.1% decrease in 2007 from $6.52 billion in 2006. Excluding the cost of catastrophe reinsurance, premiums written declined 3.4% in 2008 compared to 2007. For a more detailed discussion on reinsurance, see the Property-Liability Claims and Claims Expense Reserves section of the MD&A and Note 9 of the consolidated financial statements.

	Allstate brand			Encompass brand(1)
Homeowners	2008	2007	2006	2008	2007	2006
PIF (thousands)	7,255	7,570	7,836	446	484	527
Average premium-gross written (12 months)	$861	$850	$832	$1,206	$1,181	$1,136
Renewal ratio (%)	87.0	86.5	87.3	80.6	80.0	84.0

(1)
Premium operating measures and statistics exclude the discontinuation of a large national broker arrangement.

        Allstate brand homeowners premiums written totaled $5.64 billion in 2008, a decrease of 1.3% from $5.71 billion in 2007, following a 3.6% decrease in 2007 from $5.93 billion in 2006. Contributing to the Allstate brand homeowners premiums written decrease in 2008 compared to 2007 were the following:

  •
  decrease in PIF due to lower new issued applications and policies available to renew

  •
  26.0% decrease in new issued applications to 594 thousand in 2008 from 803 thousand in 2007

  •
  increase in average gross premium in 2008 compared to 2007, primarily due to higher average renewal premiums related to increases in insured value and approved rate changes, including those taken for our net cost of reinsurance, partially offset by a shift in geographic mix as our catastrophe management actions reduce premiums written in areas with generally higher average gross premiums and state insurance department initiated rate decreases in California and Texas

  •
  increase in the renewal ratio in 2008 compared to 2007

  •
  decrease in the net cost of our catastrophe reinsurance program

        Actions taken to manage our catastrophe exposure in areas with known exposure to hurricanes, earthquakes, wildfires, fires following earthquakes and other catastrophes have had an impact on our new business writings for homeowners insurance, as demonstrated by the decline in Allstate brand homeowners new issued applications.

        Allstate brand homeowners premiums written decreased in 2007 compared to 2006. Contributing to the Allstate brand homeowners premiums written decrease in 2007 compared to 2006 were the following:

  •
  increases in ceded reinsurance premiums

  •
  decrease in PIF due to lower new issued applications and renewal ratio

  •
  18.6% decrease in new issued applications to 803 thousand in 2007 from 987 thousand in 2006

  •
  increase in average gross premium in 2007 compared to 2006, primarily due to higher average renewal premiums related to increases in insured value and approved rate changes, including our net cost of reinsurance, partially offset by a shift in geographic mix as our catastrophe management actions reduce premiums written in areas with generally higher average premiums

        Our strategy to reduce risk in catastrophe prone areas will continue to impact new issued applications and the renewal ratio in 2009, although to a lesser degree than in 2008 and 2007. Examples of the impact of this strategy include our decision to cease writing new homeowners applications in California, to cease offering renewals on certain homeowners insurance policies in certain down-state locations in New York and to reduce PIF in coastal management areas (southern and eastern states) thereby lowering hurricane exposures. This includes Texas and Louisiana where the combination of reduced PIF and ceded wind coverage in the coastal regions reduced our loss exposures to wind by 43.5% and 34.9%, respectively, below 2006 levels.

        Encompass brand homeowners premiums written totaled $471 million in 2008, a decrease of 12.5% from $538 million in 2007, following a 8.7% decrease in 2007 from $589 million in 2006. Contributing to the Encompass brand homeowners premiums written decrease in 2008 compared to 2007 were the following:

  •
  decrease in PIF as of December 31, 2008 compared to December 31, 2007, primarily due to our catastrophe management actions in certain markets

  •
  the discontinuation of a large national broker arrangement; Encompass brand homeowners premiums written excluding the terminated national broker's business decreased 8.3% to $464 million in 2008 from $506 million in 2007

  •
  increase in average gross premium in 2008 compared to 2007 due to rate actions including those taken for our net cost of reinsurance

        Encompass brand homeowners premiums written decreased in 2007 compared to 2006. Contributing to the Encompass brand homeowners premiums written decrease in 2007 compared to 2006 were the following:

  •
  increases in ceded reinsurance premiums

  •
  decrease in PIF as of December 31, 2007 compared to December 31, 2006 partially due to a decline in the renewal ratio in 2007 compared to 2006, primarily due to our catastrophe management actions in certain markets

  •
  increase in average gross premium in 2007 compared to 2006 due to rate actions taken in the current year, including those taken for our net cost of reinsurance, and increases in insured value

        Rate increases that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued. The following table shows the net rate changes that were approved for homeowners during 2008 and 2007, including rate changes approved based on our net cost of reinsurance. For a discussion relating to reinsurance costs, see the Property-Liability Claims and Claims Expense Reserves section of the MD&A and Note 7 of the consolidated financial statements.

	# of States		Countrywide(%)(1)		State Specific(%)(2)(3)
	2008	2007	2008	2007	2008	2007
Allstate brand(4)(5)	35	33	(0.9)	3.6	(1.3)	5.8
Encompass brand(4)	26	26	4.2	2.3	7.0	4.3

(1)
Represents the impact in the states where rate changes were approved during 2008 and 2007, respectively, as a percentage of total countrywide prior year-end premiums written.

(2)
Represents the impact in the states where rate changes were approved during 2008 and 2007, respectively, as a percentage of total prior year-end premiums written in those states.

(3)
Based on historical premiums written in those states, rate changes approved for homeowners totaled $(32) million in 2008 compared to $244 million in 2007.

(4)
Includes Washington D.C.

(5)
Excluding the impact of a 3.0% rate reduction in Texas and a 28.5% rate reduction in California related to resolutions reached in 2008, the Allstate brand homeowners rate change is 5.8% on a state specific basis and 3.2% on a countrywide basis in 2008.

        Underwriting results are shown in the following table.

($ in millions)	2008	2007	2006
Premiums written	$26,584	$27,183	$27,525

Premiums earned	$26,967	$27,232	$27,366
Claims and claims expense	(20,046)	(17,620)	(15,885)
Amortization of DAC	(3,975)	(4,121)	(4,131)
Other costs and expenses	(2,735)	(2,626)	(2,557)
Restructuring and related charges	(22)	(27)	(157)

Underwriting income	$189	$2,838	$4,636

Catastrophe losses	$3,342	$1,409	$810

Underwriting income by line of business
Standard auto(1)	$1,247	$1,665	$2,320
Non-standard auto	136	264	309
Homeowners	(1,175)	571	1,472
Other personal lines(1)	(19)	338	535

Underwriting income	$189	$2,838	$4,636

Underwriting income by brand
Allstate brand	$220	$2,634	$4,451
Encompass brand	(31)	204	185

Underwriting income	$189	$2,838	$4,636

(1)
During 2008, $45 million of IBNR losses were reclassified from standard auto to other personal lines to be consistent with the recording of excess liability policies' premiums and losses.

        Allstate Protection experienced underwriting income of $189 million during 2008 compared to $2.84 billion 2007. The decrease was primarily due to increased catastrophe losses, increases in auto severities, increases in homeowners loss frequencies and unfavorable prior year reserve reestimates in the current year compared to favorable prior year reserve reestimates in 2007, partially offset by favorable auto loss frequencies and higher standard auto average premium. Current year claim severity expectations continue to be consistent with relevant indices. For further discussion and quantification of the impact of reserve estimates and assumptions, see the Application of Critical Accounting Estimates and Property-Liability Claims and Claims Expense Reserves sections of the MD&A.

        Allstate Protection generated underwriting income of $2.84 billion during 2007 compared to $4.64 billion in 2006. The decrease was primarily due to lower favorable prior year reserve reestimates, higher catastrophe losses, increases in auto and homeowners claim frequency excluding catastrophes, higher current year claim severity and increases in the cost of catastrophe reinsurance.

        Catastrophe losses in 2008 were $3.34 billion and include estimates of losses for Hurricanes Ike and Gustav among other events. This compares to catastrophe losses in 2007 of $1.41 billion. Hurricane Ike is expected to be among the top three costliest U.S. hurricanes along with Hurricane Katrina of 2005 and Hurricane Andrew of 1992. Losses from Hurricane Ike were incurred in multiple states. Hurricane Ike losses in Texas were estimated to be $666 million, net of reinsurance, and losses in all other states, which primarily included losses in Ohio and Kentucky, were estimated to be $300 million. Hurricane Gustav is also expected to be among the top 10 costliest U.S. hurricanes. Catastrophe loss estimates include losses for approximately 173 thousand and 81 thousand claims for Hurricanes Ike and Gustav, respectively, on our auto, homeowners, commercial and other insurance products. These estimated claim counts include 129 thousand and 66 thousand for Hurricanes Ike and Gustav, respectively, that have been reported as of January 16, 2009.

        Catastrophe losses in 2008 also include assessments totaling $75 million from the Texas Windstorm Insurance Association ("TWIA") for our estimated share of losses for Hurricanes Dolly and Ike. We expect to recover $35 million of the assessment relating to Hurricane Ike through premium tax credits over the next five years, with the remaining $31 million from Ike eligible for cession under our reinsurance program.

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

        The following table presents our 2008 catastrophe losses related to events that occurred by the size of the event.

	2008
($ in millions)	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe
Greater than $250 million:
Hurricane Ike (net of recoveries)	1	0.8%	$966	28.9%	3.6	$966
Hurricane Gustav	1	0.8	342	10.2	1.3	342
$100 million to $250 million	2	1.6	278	8.4	1.0	139
$50 million to $100 million	7	5.7	444	13.3	1.6	63
Less than $50 million	112	91.1	1,187	35.5	4.4	11

Total	123	100.0%	3,217	96.3	11.9	26

Prior year reserve reestimates			125	3.7	0.5

Total catastrophe losses			$3,342	100.0%	12.4

        In the years 1995 through 2008, we incurred catastrophe losses of $21.63 billion related to 912 events. Of these total losses, 41.9% related to 11 events with losses greater than $250 million per event, 8.4% related to 12 events with losses between $100 million and $250 million per event, 11.1% related to 35 events with losses between $50 million and $100 million per event, and 38.6% related to 854 events with losses less than $50 million per event. Catastrophe losses in the period 2003 through 2008 amounted to $15.19 billion or 70.2% of the total losses. Catastrophe losses greater than $50 million in the period 2003 through 2008 amounted to 37 events and $11.25 billion or 52.0% of the total losses. There were no catastrophe losses greater than $100 million incurred in 2006.

        The following table presents our catastrophe losses incurred by the type of event.

($ in millions)	2008	Number of events	2007	Number of events	2006	Number of events
Hurricanes/Tropical storms	$1,381	5	$9	3	$36	3
Tornadoes	628	19	258	16	271	9
Wind/Hail	960	81	542	60	702	57
Other events	248	18	473	12	24	5

Prior year reserve reestimates	125		127		(223)

Total catastrophe losses	$3,342	123	$1,409	91	$810	74

        Combined ratio    Loss ratios are a measure of profitability. Loss ratios by product, and expense and combined ratios by brand, are shown in the following table. These ratios are defined on page 43.

				Effect of catastrophe losses on the loss ratio			Effect of pre-tax reserves reestimates on the combined ratio
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Allstate brand loss ratio:
Standard auto	68.1	65.8	61.5	1.5	0.6	0.6	0.1	(1.1)	(3.7)
Non-standard auto	62.3	54.9	56.1	0.9	0.2	—	(0.1)	(7.1)	(5.5)
Homeowners	96.3	66.5	50.4	46.5	19.5	10.9	2.1	2.2	(4.8)
Other personal lines	69.3	60.4	52.1	10.6	5.0	(0.9)	0.6	(0.9)	(5.7)
Total Allstate brand loss ratio	74.4	64.9	57.8	12.6	5.3	2.8	0.6	(0.7)	(4.3)
Allstate brand expense ratio	24.7	24.7	24.7

Allstate brand combined ratio	99.1	89.6	82.5

Encompass brand loss ratio:
Standard auto(1)	66.3	64.2	60.0	0.9	0.4	(0.3)	(4.2)	(3.4)	(6.0)
Non-standard auto	88.9	75.0	76.5	—	—	1.0	—	(6.6)	(6.1)
Homeowners	76.4	54.6	58.6	27.8	12.0	17.3	0.4	(1.6)	5.8
Other personal lines(1)	112.9	61.8	81.6	8.9	2.2	7.9	33.1	—	15.8
Total Encompass brand loss ratio	73.0	61.6	62.1	9.1	3.9	5.6	(0.2)	(2.8)	(0.9)
Encompass brand expense ratio	28.8	27.6	28.7

Encompass brand combined ratio	101.8	89.2	90.8

Allstate Protection loss ratio	74.3	64.7	58.1	12.4	5.2	3.0	0.6	(0.8)	(4.0)
Allstate Protection expense ratio	25.0	24.9	25.0

Allstate Protection combined ratio	99.3	89.6	83.1

(1)
During 2008, $45 million of IBNR losses were reclassified from standard auto to other personal lines to be consistent with the recording of excess liability policies' premiums and losses.

        Standard auto loss ratio for the Allstate brand increased 2.3 points in 2008 compared to 2007 due to increased catastrophe losses, unfavorable reserve reestimates in the current year compared to favorable reserve reestimates in the prior year and higher claim severities, partially offset by lower claim frequencies. Excluding catastrophes, the underlying inflationary increase in severity was in part offset by declines in frequency, reflecting a continuation of a long-term decline in frequency and a decrease in miles driven. Standard auto loss ratio for the Encompass brand increased 2.1 points in 2008 compared to 2007 primarily driven by higher claim severities and increased catastrophe losses. Standard auto loss ratio for the Allstate brand increased 4.3 points in 2007 compared to 2006 due to lower favorable reserve reestimates related to prior years, and higher claim frequency and claim severity excluding catastrophes, partially offset by higher premiums earned. Standard auto loss ratio for the Encompass brand increased 4.2 points in 2007 compared to 2006 due to lower favorable reserve reestimates related to prior years.

        Non-standard auto loss ratio for the Allstate brand increased 7.4 points in 2008 compared to 2007 due to lower favorable reserve reestimates related to prior years, increased catastrophe losses and higher claim severities, partially offset by lower claim frequencies. Non-standard auto loss ratio for the Encompass brand increased 13.9 points in 2008 compared to 2007. Non-standard auto loss ratio for the Allstate brand decreased 1.2 points in 2007 compared to 2006 due to favorable reserve reestimates related to prior years. Non-standard auto loss ratio for the Encompass brand decreased 1.5 points in 2007 compared to 2006 primarily driven by lower claim frequency.

        Homeowners loss ratio for the Allstate brand increased 29.8 points to 96.3 in 2008 from 66.5 in 2007 due to higher catastrophe losses. Homeowners loss ratio for the Encompass brand increased 21.8 points to 76.4 in 2008 from 54.6 in 2007 due to higher catastrophe losses. Homeowners loss ratio for the Allstate brand increased 16.1 points in 2007 compared to 2006 due to higher catastrophe losses, the absence of favorable non-catastrophe reserve reestimates related to prior years, higher claim severity, higher ceded earned premium for catastrophe reinsurance, and higher claim frequency excluding catastrophes. Homeowners loss ratio for the Encompass brand decreased 4.0 points in 2007 compared to 2006 primarily due to lower catastrophe losses.

        Expense ratio for Allstate Protection increased 0.1 points in 2008 compared to 2007 primarily due to lower earned premiums, increases in the net cost of benefits due to unfavorable investment results, and charges for the write-off of capitalized computer software. Expense ratio for Allstate Protection decreased 0.1 points in 2007 compared to 2006 primarily due to lower restructuring charges offset by increased spending on advertising and investments in marketing and technology for product and service innovations.

        The expense ratio for Encompass brand increased 1.2 points in 2008 compared to 2007 primarily due to lower earned premiums as well as increased state fund assessments and cost associated with the discontinuation of a large national broker arrangement.

        The impact of specific costs and expenses on the expense ratio are included in the following table.

	Allstate brand			Encompass brand			Allstate Protection
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Amortization of DAC	14.4	14.8	14.7	19.9	20.1	19.7	14.7	15.1	15.1
Other costs and expenses	10.2	9.8	9.4	8.9	7.5	8.7	10.2	9.7	9.3
Restructuring and related charges	0.1	0.1	0.6	—	—	0.3	0.1	0.1	0.6

Total expense ratio	24.7	24.7	24.7	28.8	27.6	28.7	25.0	24.9	25.0

        The expense ratio for the standard auto and homeowners businesses generally approximates the total Allstate Protection expense ratio. The expense ratio for the non-standard auto business generally is lower than the total Allstate Protection expense ratio due to lower agent commission rates and higher average premiums for non-standard auto as compared to standard auto. The Encompass brand DAC amortization is higher on average than Allstate brand DAC amortization due to higher commission rates.

        DAC    We establish a DAC asset for costs that vary with and are primarily related to acquiring business, principally agents' remuneration, premium taxes, certain underwriting costs and direct mail solicitation expenses. For the Allstate Protection business, DAC is amortized to income over the period in which premiums are earned.

        The balance of DAC for each product type at December 31, is included in the following table.

	Allstate brand		Encompass brand		Allstate Protection
($ in millions)	2008	2007	2008	2007	2008	2007
Standard auto	$544	$579	$87	$110	$631	$689
Non-standard auto	36	42	1	2	37	44
Homeowners	420	454	49	60	469	514
Other personal lines	307	218	9	12	316	230

Total DAC	$1,307	$1,293	$146	$184	$1,453	$1,477

Catastrophe Management

        Historical Catastrophe Experience    Since the beginning of 1992, the average annual impact of catastrophes on our Property-Liability loss ratio was 7.5 points. However, this average does not reflect the impact of some of the more significant actions we have taken to limit our catastrophe exposure. Consequently, we think it is useful to consider the impact of catastrophes after excluding losses that are now partially or substantially covered by the California Earthquake Authority ("CEA"), Florida Hurricane Catastrophe Fund ("FHCF") or placed with a third party, such as hurricane coverage in Hawaii. The average annual impact of all catastrophes, excluding losses from Hurricanes Andrew and Iniki and losses from California earthquakes, on our Property-Liability loss ratio was 6.2 points since the beginning of 1992.

        Comparatively, the average annual impact of catastrophes on the homeowners loss ratio for the years 1992 through 2008 is shown in the following table.

	Average annual impact of catastrophes on the homeowners loss ratio	Average annual impact of catastrophes on the homeowners loss ratio excluding losses from hurricanes Andrew and Iniki, and losses from California earthquakes
Florida	100.8	48.1
Other hurricane exposure states	27.9	27.7
Total hurricane exposure states	34.5	29.6
All other	23.1	17.5
Total	29.2	24.0

        Over time, we have limited our aggregate insurance exposure to catastrophe losses in certain regions of the country that are subject to high levels of natural catastrophes. Limitations include our participation in various state facilities, such as the CEA, which provides insurance for California earthquake losses; the FHCF, which provides reimbursements on certain qualifying Florida hurricane losses; and other state facilities, such as wind pools. However, the impact of these actions may be diminished by the growth in insured values, the effect of state insurance laws and regulations. In addition, in various states we are required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Because of our participation in these and other state facilities such as wind pools, we may be exposed to losses that surpass the capitalization of these facilities and/or to assessments from these facilities.

        In 2006 and 2007, both PIF and the renewal ratio were suppressed by our catastrophe management actions such as our decision to discontinue offering coverage by Allstate Floridian Insurance Company and its subsidiaries ("Allstate Floridian") on approximately 226,000 property policies as part of renewal rights and reinsurance arrangements with Royal Palm Insurance Company ("Royal Palm") entered into in 2006 and 2007 ("Royal Palm 1 and 2"). Approximately 81% of the policies involved in Royal Palm 1 and 2 expired in 2007 and therefore negatively influenced the PIF and renewal ratio.

        We continue to take actions to maintain an appropriate level of exposure to catastrophic events, including the following:

  •
  We have reduced property PIF in coastal management areas thereby lowering hurricane exposures. This includes Texas and Louisiana where the combination of reduced property PIF and ceded wind coverage in the coastal regions reduced our loss exposures to wind by 43.5% and 34.9%, respectively, below 2006 levels.

  •
  We have increased our utilization of wind storm pools, including in Texas where we are ceding all wind exposure related to insured property located in all wind pool eligible areas along the coast including the Galveston Islands.

  •
  We have ceased writing new homeowners business in California. We will continue to renew current policyholders and have a renewal ratio of approximately 90% in California.

  •
  Encompass Floridian Insurance and Encompass Floridian Indemnity Company filed a formal notification with the Florida Office of Insurance Regulation to discontinue providing property insurance in the State of Florida.

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

        We have addressed our risk of hurricane loss by, among other actions, purchasing reinsurance for specific states and on a countrywide basis for our personal lines property insurance in areas most exposed to hurricanes (for further information on our reinsurance program see the Property-Liability Claims and Claims Expense Reserves section of the MD&A); limiting personal homeowners new business writings in coastal areas in southern and eastern states; not offering continuing coverage on certain policies in coastal counties in certain states; and entering into Royal Palm 1 and 2. Our actions are expected to continue during 2009 in northeastern and certain other hurricane prone states.

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

        Actions taken to reduce our exposure from optional earthquake coverage are substantially complete. We expect to retain approximately 40,000 PIF due to regulatory and other reasons. We also will continue to have exposure to earthquake risk on certain policies and coverages that do not specifically exclude coverage for earthquake losses, including our auto policies, and to fires following earthquakes. Allstate policyholders in the state of California are offered coverage through the CEA, a privately-financed, publicly-managed state agency created to provide insurance coverage for earthquake damage. Allstate is subject to assessments from the CEA under certain circumstances as explained in Note 13 of the consolidated financial statements.

Fires Following Earthquakes

        Actions taken related to our risk of loss from fires following earthquakes include changing homeowners underwriting requirements in California and purchasing additional reinsurance on a countrywide basis excluding Florida and on a statewide basis in California and Kentucky.

Wildfires

        Actions we are taking to reduce our risk of loss from wildfires include changing homeowners underwriting requirements in certain states and including California wildfire losses in our 2008 aggregate excess reinsurance agreement. Catastrophe losses related to the Southern California wildfires that occurred during 2008 and 2007 totaled $166 million and $350 million, respectively.

Reinsurance

        We expect to renew expiring coverages including the coverage expiring on programs placed for 2 years (Aggregate excess), 3 years (various state specific) and 1 year (South-East and Florida).

        We anticipate purchasing coverage that has similar retentions and limits as our expiring program with either retentions and limits or premiums being subject to re-measurement for exposure differences from estimates initially provided to reinsurers.

        Our program will be in place by June 1, 2009. We expect to bind coverage in March 2009, except for certain coverage in Florida which we expect to bind by June 1, 2009. We anticipate reporting the details at that time.

        We estimate that the total annualized cost of our catastrophe reinsurance program for the year beginning June 1, 2009, including the new Pennsylvania (up to $100 million limit, $100 million retention) and Texas/Louisiana (up to $150 million limit, $500 million retention) agreements, to be within 10% of our expiring annualized reinsurance contract premiums of $613 million. We continue to attempt to capture our reinsurance cost in premium rates as allowed by state regulatory authorities.

Allstate Protection Outlook

  •
  Allstate Protection premiums written in 2009 are anticipated to be lower than 2008 levels due to continued emphasis on preserving auto insurance margins by providing customer-focused products and services. Short-term growth will be limited reflecting a transition to a value-based strategy in the competitive environment as consumers buy fewer autos and choose lower product coverages, and reductions of catastrophe exposure.

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

        Summarized underwriting results for the years ended December 31, are presented in the following table.

($ in millions)	2008	2007	2006
Premiums written	$—	$—	$1

Premiums earned	$—	$1	$3
Claims and claims expense	(18)	(47)	(132)
Operating costs and expenses	(7)	(8)	(10)

Underwriting loss	$(25)	$(54)	$(139)

        Underwriting losses of $25 million in 2008 primarily related to an $8 million unfavorable reestimate of asbestos reserves and a $13 million unfavorable reestimate of other reserves as a result of the annual third quarter 2008 grounds up reserve review, partially offset by a $16 million reduction of our bad debt allowance for future uncollectible reinsurance recoverables. The cost of administering claims settlements totaled $13 million, $14 million and $19 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        Underwriting loss of $54 million in 2007 primarily related to a $63 million reestimate of environmental reserves and a $6 million reestimate of asbestos reserves as a result of the annual third quarter 2007 grounds up reserve review, partially offset by a $46 million reduction in the reinsurance recoverable valuation allowance related to Equitas Limited's improved financial position as a result of its reinsurance coverage with National Indemnity Company.

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

Discontinued Lines and Coverages Outlook

  •
  We may continue to experience asbestos and/or environmental losses in the future. These losses could be due to the potential adverse impact of new information relating to new and additional claims or the impact of resolving unsettled claims based on unanticipated events such as litigation or legislative, judicial and regulatory actions. Environmental losses may also increase as the result of additional funding for environmental site cleanup from the new administration. Because of our annual "grounds up" review, we believe that our reserves are appropriately established based on available information, technology, laws and regulations.

  •
  We continue to be encouraged that the pace of industry asbestos claim activity has slowed, perhaps reflecting various state legislative and judicial actions with respect to medical criteria and increased legal scrutiny of the legitimacy of claims.

PROPERTY-LIABILITY INVESTMENT RESULTS

        Net investment income decreased 15.1% in 2008 when compared to 2007, after increasing 6.4% in 2007 when compared to 2006. The 2008 decrease was due to decreased partnership income and lower average asset balances reflecting dividends paid by Allstate Insurance Company ("AIC") to its parent, The Allstate Corporation (the "Corporation") and capital contributions to Allstate Life Insurance Company ("ALIC") and reduced portfolio yields. The 2007 increase was principally due to increased partnership income and increased portfolio yields.

        Property-Liability net investment income in 2009 is anticipated to be lower than 2008 levels due to lower average asset balances and reduced portfolio yields.

        The following table presents the average pre-tax investment yields for the year ended December 31.

	2008(1)(2)	2007(1)(2)	2006(1)(2)
Fixed income securities: tax-exempt	5.1%	5.1%	5.1%
Fixed income securities: tax-exempt equivalent	7.4	7.4	7.4
Fixed income securities: taxable	5.6	5.5	5.3
Equity securities	3.0	2.7	2.7
Mortgage loans	6.1	5.6	5.2
Limited partnership interests(3)	2.3	16.0	17.2
Total portfolio	4.8	5.4	5.2

(1)
Pre-tax yield is calculated as investment income (including dividend income in the case of equity securities) divided by the average of the investment balances at the beginning and end of period and interim quarters.

(2)
Amortized cost basis is used to calculate the average investment balance for fixed income securities and mortgage loans. Cost is used for equity securities. Cost or the equity method of accounting basis is used for limited partnership interests.

(3)
Beginning in the fourth quarter of 2008, income from limited partnerships accounted for on the equity method of accounting ("EMA LP") is reported in realized capital gains and losses and is therefore excluded from the determination of pre-tax investment yields on limited partnership interests. EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income and included in the determination of pre-tax investment yields on limited partnership interests.

        Net realized capital gains and losses, after-tax were $(1.21) billion of net realized capital losses in 2008 compared to net realized capital gains of $915 million in 2007 and $227 million in 2006. The following table presents the factors driving the net realized capital gains and losses results.

($ in millions)	2008	2007	2006
Sales(1)	$(635)	$1,396	$483
Impairment write-downs(2)	(638)	(44)	(26)
Change in intent write-downs(1)(3)	(501)	(54)	(32)
Valuation of derivative instruments	(296)	(15)	43
EMA LP income(4)	(77)	—	—
Settlements of derivative instruments	289	133	(120)

Realized capital gains and losses, pre-tax	(1,858)	1,416	348
Income tax benefit (expense)	649	(501)	(121)

Realized capital gains and losses, after-tax	$(1,209)	$915	$227

(1)
To conform to the current period presentation, certain amounts in the prior periods have been reclassified.

(2)
Impairment write-downs reflect issue specific other than temporary declines in fair value, including instances where we could not reasonably assert that the recovery period would be temporary.

(3)
Change in intent write-downs reflects instances where we cannot assert a positive intent to hold until recovery.

(4)
Beginning in the fourth quarter of 2008, income from EMA LP is reported in realized capital gains and losses. EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income.

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

        The facts and circumstances leading to our quarterly reestimates of reserves relate to revisions to the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual losses are likely different than that predicted by the estimated development factors used in prior reserve estimates. At December 31, 2008, the impact of a reserve reestimation corresponding to a one percent increase or decrease in net reserves would be a decrease or increase of approximately $112 million in net income.

        The table below shows total net reserves as of December 31, 2008, 2007 and 2006 for Allstate brand, Encompass brand and Discontinued Lines and Coverages lines of business.

($ in millions)	2008	2007	2006
Allstate brand	$14,118	$13,456	$13,220
Encompass brand	1,133	1,129	1,236

Total Allstate Protection	15,251	14,585	14,456
Discontinued Lines and Coverages	1,931	2,075	2,154

Total Property-Liability	$17,182	$16,660	$16,610

        The table below shows reserves, net of reinsurance, representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2008, 2007 and 2006, and the effect of reestimates in each year.

	2008		2007		2006
($ in millions)	Jan 1 reserves	Reserve reestimate(1)	Jan 1 reserves	Reserve reestimate(1)	Jan 1 reserves	Reserve reestimate(1)
Allstate brand	$13,456	$155	$13,220	$(167)	$15,423	$(1,085)
Encompass brand	1,129	(3)	1,236	(52)	1,331	(18)

Total Allstate Protection	14,585	152	14,456	(219)	16,754	(1,103)
Discontinued Lines and Coverages	2,075	18	2,154	47	2,177	132

Total Property-Liability	$16,660	$170	$16,610	$(172)	$18,931	$(971)

Reserve reestimates, after-tax		$111		$(112)		$(631)

Net (loss) income		(1,679)		4,636		4,993

Reserve reestimates as a % of net (loss) income		(6.6)%		2.4%		12.6%

(1)
Favorable reserve reestimates are shown in parentheses.

Allstate Protection

        The table below shows Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2008, 2007 and 2006, and the effect of reestimates in each year.

	2008		2007		2006
($ in millions)	Jan 1 reserves	Reserve reestimate	Jan 1 reserves	Reserve reestimate	Jan 1 reserves	Reserve reestimate
Auto	$10,175	$(27)	$9,995	$(311)	$10,460	$(737)
Homeowners	2,279	124	2,226	115	3,675	(244)
Other personal lines	2,131	55	2,235	(23)	2,619	(122)

Total Allstate Protection	$14,585	$152	$14,456	$(219)	$16,754	$(1,103)

Underwriting income		189		2,838		4,636

Reserve reestimates as a % of underwriting income		(80.4)%		7.7%		23.8%

        Auto reserve reestimates in 2008 were primarily the result of a $45 million reclassification of IBNR losses from standard auto to other personal lines to be consistent with the recording of excess liability policies' premiums and losses. Auto reserve reestimates in 2007 were primarily the result of auto severity development that was better than expected. Auto reserve reestimates in 2006 were primarily the result of auto injury severity development that was better than expected and late reported loss development that was better than expected, primarily due to lower frequency trends in recent years.

        Unfavorable homeowners reserve reestimates in 2008 were primarily due to litigation filed in conjunction with a Louisiana deadline for filing suits related to Hurricane Katrina. Unfavorable homeowners reserve reestimates in 2007 were primarily due to catastrophe reserve reestimates attributable to increased claim expense reserves primarily for 2005 events and increased loss reserves including reopened claims arising from litigation filed in conjunction with a Louisiana deadline for filing suits related to Hurricane Katrina. Homeowners reserve reestimates in 2006 were primarily due to favorable catastrophe reestimates attributable to lower loss estimates for additional living expenses and mold for Hurricane Katrina, late reported loss development that was better than expected and injury severity development that was better than expected.

        Other personal lines reserve reestimates in 2008 were primarily the result of a $45 million reclassification of IBNR losses from standard auto to other personal lines to be consistent with the recording of excess liability policies' premiums and losses. Other personal lines reserve reestimates in 2007 were primarily the result of claim severity development different than anticipated in previous estimates. Other personal lines reserve reestimates in 2006 were primarily due to favorable catastrophe reestimates and the result of claim severity development different than anticipated in previous estimates.

        Pending, new and closed claims for Allstate Protection, for the years ended December 31, are summarized in the following table.

Number of claims	2008	2007	2006
Auto
Pending, beginning of year	551,598	522,544	569,334
New	5,323,072	5,450,438	5,256,600
Total closed	(5,308,276)	(5,421,384)	(5,303,390)

Pending, end of year	566,394	551,598	522,544

Homeowners
Pending, beginning of year	80,229	72,988	197,326
New	1,242,007	805,461	835,900
Total closed	(1,247,464)	(798,220)	(960,238)

Pending, end of year	74,772	80,229	72,988

Other personal lines
Pending, beginning of year	39,951	42,254	79,560
New	301,363	270,962	312,546
Total closed	(300,313)	(273,265)	(349,852)

Pending, end of year	41,001	39,951	42,254

Total Allstate Protection
Pending, beginning of year	671,778	637,786	846,220
New	6,866,442	6,526,861	6,405,046
Total closed	(6,856,053)	(6,492,869)	(6,613,480)

Pending, end of year	682,167	671,778	637,786

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

2008 Prior year reserve reestimates

($ in millions)	1998 & Prior	1999	2000	2001	2002	2003	2004	2005	2006	2007	Total
Allstate brand	$56	$(7)	$9	$34	$1	$(5)	$13	$152	$(71)	$(27)	$155
Encompass brand	2	—	2	(1)	2	1	(1)	10	(20)	2	(3)

Total Allstate Protection	58	(7)	11	33	3	(4)	12	162	(91)	(25)	152
Discontinued Lines and Coverages	18	—	—	—	—	—	—	—	—	—	18

Total Property-Liability	$76	$(7)	$11	$33	$3	$(4)	$12	$162	$(91)	$(25)	$170

2007 Prior year reserve reestimates

($ in millions)	1997 & Prior	1998	1999	2000	2001	2002	2003	2004	2005	2006	Total
Allstate brand	$103	$—	$10	$16	$(5)	$15	$5	$(10)	$(225)	$(76)	$(167)
Encompass brand	—	—	(1)	(4)	—	3	6	(4)	(39)	(13)	(52)

Total Allstate Protection	103	—	9	12	(5)	18	11	(14)	(264)	(89)	(219)
Discontinued Lines and Coverages	47	—	—	—	—	—	—	—	—	—	47

Total Property-Liability	$150	$—	$9	$12	$(5)	$18	$11	$(14)	$(264)	$(89)	$(172)

2006 Prior year reserve reestimates

($ in millions)	1996 & Prior	1997	1998	1999	2000	2001	2002	2003	2004	2005	Total
Allstate brand	$18	$(8)	$(3)	$(5)	$(2)	$(22)	$(2)	$(48)	$(282)	$(731)	$(1,085)
Encompass brand	—	—	—	—	—	(6)	—	(10)	(22)	20	(18)

Total Allstate Protection	18	(8)	(3)	(5)	(2)	(28)	(2)	(58)	(304)	(711)	(1,103)
Discontinued Lines and Coverages	132	—	—	—	—	—	—	—	—	—	132

Total Property-Liability	$150	$(8)	$(3)	$(5)	$(2)	$(28)	$(2)	$(58)	$(304)	$(711)	$(971)

        Allstate brand prior year reserve reestimates were $155 million unfavorable in 2008 and $167 million and $1.09 billion favorable in 2007 and 2006, respectively. In 2008, this was primarily due to litigation filed in conjunction with a Louisiana deadline for filing suits related to Hurricane Katrina. In 2007, this was primarily due to auto severity development that was better than expected, partially offset by unfavorable reserve reestimates of catastrophe losses. In 2006, this was primarily due to auto injury severity development and late reported loss development that was better than expected and changes in reserve reestimates of catastrophe losses which were favorable in 2006.

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

        The impact of these reestimates on the Allstate brand underwriting income is shown in the table below.

($ in millions)	2008	2007	2006
Reserve reestimates	$155	$(167)	$(1,085)
Allstate brand underwriting income	220	2,634	4,451
Reserve reestimates as a % of underwriting income	(70.5)%	6.3%	24.4%

        Encompass brand    Reserve reestimates in 2008, 2007 and 2006 were related to lower than anticipated claim settlement costs.

        The impact of these reestimates on the Encompass brand underwriting (loss) income is shown in the table below.

($ in millions)	2008	2007	2006
Reserve reestimates	$(3)	$(52)	$(18)
Encompass brand underwriting (loss) income	(31)	204	185
Reserve reestimates as a % of underwriting (loss) income	9.7%	25.5%	9.7%

        Discontinued Lines and Coverages    We conduct an annual review in the third quarter of each year to evaluate and establish asbestos, environmental and other discontinued lines reserves. Reserves are recorded in the reporting period in which they are determined. Using established industry and actuarial best practices and assuming no change in the regulatory or economic environment, this detailed and comprehensive "grounds up" methodology determines reserves based on assessments of the characteristics of exposure (e.g. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by policyholders.

        Reserve reestimates for the Discontinued Lines and Coverages, as shown in the table below, were increased primarily for other discontinued lines in 2008, environmental in 2007 and for asbestos in 2006.

	2008		2007		2006
($ in millions)	Jan 1 reserves	Reserve reestimate	Jan 1 reserves	Reserve reestimate	Jan 1 reserves	Reserve reestimate
Asbestos Claims	$1,302	$8	$1,375	$17	$1,373	$86
Environmental Claims	232	—	194	63	205	10
Other Discontinued Lines	541	10	585	(33)	599	36

Total Discontinued Lines and coverages	$2,075	$18	$2,154	$47	$2,177	$132

Underwriting loss		(25)		(54)		(139)

Reserve reestimates as a % of underwriting loss		(72.0)%		(87.0)%		(95.0)%

        Reserve additions for asbestos in 2008, 2007 and 2006, totaling $8 million, $17 million and $86 million, respectively, were primarily for products-related coverage. They were essentially a result of a continuing level of increased claim activity being reported by excess and primary insurance policyholders with existing active claims, excess policyholders with new claims, and reestimates of liabilities for increased assumed reinsurance cessions, as ceding companies (other insurance carriers) also experienced increased claim activity. Higher claim activity over prior estimates has also resulted in an increased estimate for future claims reported. These trends are consistent with the trends of other carriers in the industry, which we believe are related to increased publicity and awareness of coverage, ongoing litigation and bankruptcy actions. The 2007 asbestos reserve addition also includes the write-off of uncollectible reinsurance for a single foreign reinsurer.

        Normal environmental claim activity resulted in essentially no change in estimated reserves for 2008. The reserve additions for environmental in 2007 were for increased claim activity related to site-specific remediations where the clean-up cost estimates and responsibility for the clean-up have been more fully determined. This increased claim activity over prior estimates has also resulted in an increased estimate for future claims reported. IBNR now represents 63% of total net environmental reserves, 8 points higher than at December 31, 2007.

        The table below summarizes reserves and claim activity for asbestos and environmental claims before (Gross) and after (Net) the effects of reinsurance for the past three years.

	2008		2007		2006
($ in millions, except ratios)	Gross	Net	Gross	Net	Gross	Net
Asbestos claims
Beginning reserves	$2,053	$1,302	$2,198	$1,375	$2,205	$1,373
Incurred claims and claims expense	4	8	12	17	143	86
Claims and claims expense paid	(124)	(82)	(157)	(90)	(150)	(84)

Ending reserves	$1,933	$1,228	$2,053	$1,302	$2,198	$1,375

Annual survival ratio	15.4	15.1	13.1	14.5	14.7	16.4

3-year survival ratio	13.4	14.4	8.5	9.7	9.4	10.5

Environmental claims
Beginning reserves	$340	$232	$249	$194	$252	$205
Incurred claims and claims expense	(34)	—	120	63	22	10
Claims and claims expense paid	(56)	(37)	(29)	(25)	(25)	(21)

Ending reserves	$250	$195	$340	$232	$249	$194

Annual survival ratio	4.5	5.2	11.7	9.4	9.8	8.9

3-year survival ratio	6.8	7.0	11.8	9.3	8.1	7.7

Combined environmental and asbestos claims
Annual survival ratio	12.1	12.0	12.9	13.4	14.0	14.8

3-year survival ratio	12.1	12.6	8.8	9.6	9.3	10.1

Percentage of IBNR in ending reserves		63.8%		63.2%		66.5%

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

        In 2008, the asbestos net 3-year survival ratio increased due to lower average annual payments. In 2007, the asbestos net 3-year survival ratio declined due to continuing claim payments. In 2008, the environmental net 3-year survival ratio declined due to continuing claim payments. In 2007, the environmental net 3-year survival ratio increased due to reserve additions.

        Our net asbestos reserves by type of exposure and total reserve additions are shown in the following table.

	December 31, 2008			December 31, 2007			December 31, 2006
($ in millions)	Active policy- holders	Net reserves	% of reserves	Active policy- holders	Net reserves	% of reserves	Active policy- holders	Net reserves	% of reserves
Direct policyholders:
—Primary	54	$21	2%	52	$23	2%	47	$15	1%
—Excess	330	216	17	346	222	17	340	214	16

Total	384	237	19%	398	245	19%	387	229	17%

Assumed reinsurance		205	17		216	16		203	15
IBNR		786	64		841	65		943	68

Total net reserves		$1,228	100%		$1,302	100%		$1,375	100%

Total reserve additions		$8			$17			$86

        During the last three years, 72 direct primary and excess policyholders reported new claims, and claims of 67 policyholders were closed, increasing the number of active policyholders by 5 during the period. The 5 increase comprised (9) from 2008, 6 from 2007 and 8 from 2006. The decrease of 9 from 2008 included 15 new policyholders reporting new claims and the closing of 24 policyholders' claims.

        IBNR net reserves decreased by $55 million. At December 31, 2008 IBNR represented 64% of total net asbestos reserves, 1 point lower than at December 31, 2007. IBNR provides for reserve development of known claims and future reporting of additional unknown claims from current and new policyholders and ceding companies.

        Pending, new, total closed and closed without payment claims for asbestos and environmental exposures for the years ended December 31, are summarized in the following table.

Number of claims	2008	2007	2006
Asbestos
Pending, beginning of year	9,256	9,175	8,806
New	601	876	1,220
Total closed	(1,077)	(795)	(851)

Pending, end of year	8,780	9,256	9,175

Closed without payment	800	364	596

Environmental
Pending, beginning of year	4,747	4,771	4,896
New	291	603	612
Total closed	(435)	(627)	(737)

Pending, end of year	4,603	4,747	4,771

Closed without payment	307	370	513

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

	Reserve for Property-Liability insurance claims and claims expense		Reinsurance recoverables, net
($ in millions)	2008	2007	2008	2007
Industry pools and facilities	$2,012	$1,862	$1,442	$1,275
Asbestos and environmental	2,183	2,393	795	912
Other including allowance for future uncollectible reinsurance recoverables	15,261	14,610	116	117

Total Property-Liability	$19,456	$18,865	$2,353	$2,304

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

        The allowance for uncollectible reinsurance relates to Discontinued Lines and Coverages reinsurance recoverables and was $168 million and $185 million at December 31, 2008 and 2007, respectively. These amounts represent 16.9% and 16.4%, respectively of the related reinsurance recoverable balances. The allowance is based upon our ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, and other relevant factors. In addition, in the ordinary course of business, we may become involved in coverage disputes with certain of our reinsurers which may ultimately result in lawsuits and arbitrations brought by or against such reinsurers to determine the parties' rights and obligations under the various reinsurance agreements. We employ dedicated specialists to manage reinsurance collections and disputes. We also consider recent developments in commutation activity between reinsurers and cedants, and recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers in seeking to maximize our reinsurance recoveries. For further discussion on the decrease in the allowance for uncollectible reinsurance, see Note 9 of the consolidated financial statements.

        Adverse developments in the insurance industry have led to a decline in the financial strength of some of our reinsurance carriers, causing amounts recoverable from them and future claims ceded to them to be considered a higher risk. There has also been consolidation activity in the industry, which causes reinsurance risk across the industry to be concentrated among fewer companies. In addition, over the last several years the industry has increasingly segregated asbestos, environmental, and other discontinued lines exposures into separate legal entities with dedicated capital. Regulatory bodies in certain cases have supported these actions. We are unable to determine the impact, if any, that these developments will have on the collectability of reinsurance recoverables in the future.

        The largest reinsurance recoverable balances are shown in the following table at December 31, net of allowances we have established for uncollectible amounts.

		Reinsurance recoverable on paid and unpaid claims, net
	A.M. Best financial strength rating
($ in millions)		2008	2007
Industry pools and facilities
Michigan Catastrophic Claim Association ("MCCA")	N/A	$1,108	$1,023
National Flood Insurance Program ("NFIP")	N/A	138	22
New Jersey Unsatisfied Claim and Judgment Fund	N/A	84	105
North Carolina Reinsurance Facility	N/A	63	64
FHCF	N/A	36	47
Other		13	14

Total		1,442	1,275

Asbestos, Environmental and Other
Lloyd's of London ("Lloyd's")	A	227	240
Westport Insurance Corporation (formerly Employers Reinsurance Corporation)	A+	81	90
Harper Insurance Limited	N/A	56	60
Clearwater Insurance Company	A-	39	44
SCOR U.S. Corporation ("SCOR")	A-	28	28
Other, including allowance for future uncollectible reinsurance recoverables		480	567

Total		911	1,029

Total Property-Liability		$2,353	$2,304

        The effects of reinsurance ceded on our property-liability premiums earned and claims and claims expense for the years ended December 31, are summarized in the following table.

($ in millions)	2008	2007	2006
Ceded property-liability premiums earned	$1,139	$1,356	$1,113

Ceded property-liability claims and claims expense
Industry pool and facilities
FHCF	$28	$22	$146
NFIP	344	65	32
MCCA	148	60	36
Other	60	72	71

Subtotal industry pools and facilities	580	219	285
Asbestos, Environmental and Other	40	151	129

Ceded property-liability claims and claims expense	$620	$370	$414

        For the years ended December 31, 2008 and 2007, ceded property-liability premiums earned decreased $217 million and increased $243 million, respectively, when compared to prior years, primarily as a result of changes in the rates charged on our catastrophe reinsurance program.

        Ceded property-liability claims and claims expense increased in 2008 primarily due to amounts ceded to NFIP and MCCA. Ceded property-liability claims and claims expense decreased in 2007 as a result of lower qualifying losses eligible to be ceded to the FHCF, but higher losses eligible to be ceded to NFIP and MCCA. For further discussion, see the Discontinued Lines and Coverages Segment and Property-Liability Claims and Claims Expense Reserves sections of the MD&A.

        For a detailed description of the MCCA, FHCF and Lloyd's, see Note 9 of the consolidated financial statements. At December 31, 2008, other than the recoverable balances listed above, no other amount due or estimated to be due from any single Property-Liability reinsurer was in excess of $23 million.

        We enter into certain inter-company insurance and reinsurance transactions for the Property-Liability operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant inter-company transactions have been eliminated in consolidation.

        An affiliate of the company, Allstate Texas Lloyd's ("ATL"), a syndicate insurance company, cedes 100% of its business net of reinsurance with external parties to AIC. At December 31, 2008, ATL had $66 million of reinsurance recoverable primarily related to losses incurred from Hurricane Ike which occurred in 2008. At December 31, 2007, ATL had $5 million reinsurance recoverable primarily related to losses incurred from Hurricane Rita which occurred in 2005.

Catastrophe Reinsurance

        Our personal lines catastrophe reinsurance program was designed, utilizing our risk management methodology, to address our exposure to catastrophes nationwide. Our program provides reinsurance protection to us for catastrophes including storms named or numbered by the National Weather Service, wildfires, earthquakes and fires following earthquakes.

        Our catastrophe reinsurance program which will be effective June 1, 2009 is currently being negotiated. We expect to bind coverage in March 2009, except for certain coverage in Florida which we expect to bind by June 1, 2009. We anticipate reporting the details of our catastrophe reinsurance program renewal upon finalizing coverage. See The Allstate Corporation Annual Report on Form 10-K for 2007 and The Allstate Corporation Form 10-Qs for 2008 for additional details on our current program.

        We expect to renew expiring coverages including the coverage expiring on programs placed for 2 years (Aggregate excess), 3 years (various state specific), and 1 year (South-East and Florida). We anticipate purchasing coverage that has similar retentions and limits as our expiring program, with either retentions and limits or premiums being subject to re-measurement for exposure differences from estimates initially provided to reinsurers. In addition, effective June 1, 2009, we are contemplating two new agreements: a Pennsylvania only agreement (up to $100 million limit, $100 million retention) to enhance protection in Pennsylvania, and a Texas/Louisiana agreement (up to $150 million limit, $500 million retention) whereby losses resulting from the same named or numbered storm but taking place in both Texas and Louisiana may be combined to meet the agreement's per occurrence retention and limit. We also intend to purchase a portion of our annual Florida reinsurance program in the first quarter of 2009, deferring our remaining Florida reinsurance purchase until the FHCF reimbursement program is finalized.

        Our reinsurance program, effective June 1, 2008 to May 31, 2009 is comprised of agreements that provide coverage for the occurrence of certain qualifying catastrophes in specific states including New York, New Jersey, Connecticut, Rhode Island and Texas ("multi-peril"); additional coverage for hurricane catastrophe losses in New York, New Jersey and Connecticut ("North-East") in other states along the southern and eastern coasts ("South-East") and in Texas ("Texas"); in California for fires following earthquakes ("California fires following earthquakes"); in Kentucky for earthquakes and fires following earthquakes ("Kentucky"); and four agreements for our exposure in Florida. The Florida component of the reinsurance program, which expires on May 31, 2009, is designed separately from the other components of the program to address the distinct needs of our separately capitalized legal entities in that state. Another reinsurance agreement provides coverage nationwide, excluding Florida, for the aggregate or sum of catastrophe losses in excess of an annual retention associated with storms named or numbered by the National Weather Service, California wildfires, earthquakes and fires following earthquakes ("aggregate excess"). For further discussion on catastrophe reinsurance, see Note 9 to the consolidated financial statements.

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

        The North-East agreement was placed with Willow Re Ltd., a Cayman Island insurance company, and covers Allstate Protection personal property and auto excess catastrophe losses. Amounts payable under the reinsurance agreement are based on an index created by applying predetermined percentages representing our market share to insured personal property industry losses in New York, New Jersey and Connecticut as reported by Property Claim Services ("PCS"), a division of Insurance Services Offices, Inc., limited to our actual losses. This agreement covers 38% of $658 million, our estimated share of estimated modified personal property industry catastrophe losses between $9.2 billion and $13.5 billion, or 38% of our catastrophe losses between $1.6 billion (initial trigger) and $2.2 billion (exhaustion point) in the states of New York, New Jersey and Connecticut. The initial trigger and exhaustion points are reset by AIR Worldwide Corporation ("AIR") annually based on changes in the underlying industry exposures and our share of industry exposures. Willow Re Ltd. issued to unrelated investors principal-at-risk variable market rate notes of $250 million to collateralize hurricane catastrophe losses covered by this reinsurance agreement. Willow Re Ltd. entered into a total return swap with Lehman Brothers Special Financing, Inc. ("Lehman") which guaranteed the value of the collateral and a predetermined fixed rate of return to be paid to note holders. Upon the failure of Lehman in the third quarter of 2008, the total return swap was settled and terminated without replacement. Allstate continues to make the required premium payments to Willow Re and the reinsurance remains in place, but the underlying assets have not generated enough interest to meet the quarterly bond interest payment requirement due in February 2009, resulting in a default to note holders. The default does not create any obligations for Allstate and the reinsurance contract remains in place, although the value of the reinsurance provided by Willow Re depends upon the market value of the underlying assets held in collateral for reinsurance trust, with Allstate as the beneficiary. The underlying assets held in collateral are comprised largely of illiquid mortgaged-backed securities and cash with a current market value less than $250 million.

        The Texas agreement provides coverage for Allstate Protection personal property excess catastrophe losses in Texas for hurricane catastrophe losses. The agreement was placed with Willow Re Ltd., which completed an offering to unrelated investors for principal at risk, variable market rate notes of $250 million to collateralize hurricane catastrophe losses covered by this agreement. Amounts payable under the reinsurance agreement will be based on an index created by applying predetermined percentages representing our market share to insured personal property industry losses in Texas as reported by PCS limited to our actual losses. The limits on our Texas agreement are designed to replicate as close as possible 100% of $250 million, our estimated market share of estimated modified personal property industry catastrophe losses between $12.5 billion and $15.8 billion, or 100% of our catastrophe losses between $950 million (retention) and $1.2 billion (exhaustion point). The Texas agreement placed with Willow Re is independent of the North-East agreement and is not impacted by the termination of the North-East agreement's total return swap.

        The Florida reinsurance program, which will be effective June 1, 2009, should be similar in design to the current program, however containing limits based on reduced underlying exposure, assuming there is no further change in Florida insurance markets. Our current program comprises, four separate agreements entered into by Allstate Floridian for personal property excess catastrophe losses in Florida, effective June 1, 2008 for one year. These agreements coordinate coverage with the Florida Hurricane Catastrophe Fund, including our elected participation in the optional temporary increase in coverage limit ("TICL"), (collectively "FHCF"). We chose not to participate in the optional temporary emergency additional coverage option ("TEACO") that is below the mandatory FHCF coverage. The FHCF provides 90% reimbursement on qualifying Allstate Floridian property losses up to an estimated maximum of $398 million in excess of a $80 million retention, including reimbursement of eligible loss adjustment expenses at 5%, for each of the two largest hurricanes and $27 million for all other hurricanes for the season beginning June 1, 2008. The four agreements are listed and described below.

  •
  FHCF Retention—provides coverage on $59 million of losses in excess of $40 million and is 100% placed, with one prepaid reinstatement of limit.

  •
  FHCF Sliver—provides coverage on 10% co-participation of the FHCF payout, or $40 million and is 100% placed, with one prepaid reinstatement of limit.

  •
  FHCF Back-up—provides coverage after the exhaustion of an amount equivalent to the anticipated FHCF reimbursement protection on $398 million of losses in excess of $80 million and is 90% placed.

  •
  FHCF Excess—provides coverage on $99 million of losses in excess of the FHCF Retention, FHCF and the FHCF Back-up agreements and is 100% placed, with one prepaid reinstatement of limit.

        We are currently evaluating the FHCF's capacity to timely reimburse us in the event of a major catastrophe, and await any changes that might be made by the FL legislature.

        We have approximately $175 million or 9% of the Aggregate excess agreement limits for the June 1, 2008 to May 31, 2009 period, $25 million or 5% of the South-East agreement limit, $250 million or 100% of the North-East agreement limit; $250 million or 100% of the Texas agreement, and $2 million or less than 1% of the Florida limit placed with alternative market sources. Alternative market sources refers to a reinsurer that hedge funds, private equity firms, or investment banks substantially or wholly support; retrocedes 100% of its assumed liability to a specific retrocessionaire; provides collateral to us equal to its assumed per occurrence limit; or funding is provided by an unrelated third party issuance of bonds financing the reinsurance limit ("catastrophe bond").

        Our total annualized cost for catastrophe reinsurance for the year beginning June 1, 2008 is $613 million (originally $660 million before annual exposure re-measurements). The total cost of our reinsurance program during 2008 was $227 million in the first quarter, $223 million in the second quarter, $164 million in the third quarter and $136 million in the fourth quarter. We estimate that the total annualized cost of our catastrophe reinsurance program for the year beginning June 1, 2009, including the new Pennsylvania and Texas/Louisiana agreements, to be within 10% of our expiring annualized reinsurance contract premiums of $613 million. We continue to attempt to capture our reinsurance cost in premium rates as allowed by state regulatory authorities.

        The reinsurance agreements have been placed in the global reinsurance market, with all limits on our current Florida program and the majority of limits on our other programs placed with reinsurers who currently have an A.M. Best insurance financial strength rating of A or better. The remaining limits are placed with reinsurers who currently have an A.M. Best insurance financial strength rating no lower than A-, with three exceptions. Of the three exceptions, one has a Standard & Poor's ("S&P") rating of AA, one has an S&P rating of AA- and we have collateral for the entire contract limit exposure for the reinsurer which is not rated by either rating agency.

ALLSTATE FINANCIAL 2008 HIGHLIGHTS

  •
  Net loss was $1.72 billion in 2008 compared to net income of $465 million in 2007.

  •
  Net realized capital losses totaled $3.13 billion in 2008 compared to $193 million in 2007.

  •
  During 2008, we recorded $397 million in accelerated DAC and deferred sales inducement costs ("DSI") amortization related to deferred annuities and interest-sensitive life insurance due to changes in assumptions (which resulted in changes to total EGP). Additional amortization of DAC totaling $336 million was recorded in connection with a premium deficiency assessment for traditional life insurance and immediate annuities with life contingencies primarily due to revised annuity mortality assumptions.

  •
  Contractholder fund deposits totaled $10.40 billion for 2008 compared to $8.99 billion for 2007.

  •
  Investments as of December 31, 2008 decreased 17.2% to $61.50 billion from $74.26 billion as of December 31, 2007 and net investment income decreased 11.3% to $3.81 billion in 2008 from $4.30 billion in 2007.

  •
  Continued focus on improving returns and reducing our concentration in spread based products, primarily fixed annuities and institutional markets products.

  •
  Launched an initiative that will result in lower operating expenses in 2009 and 2010, and targeting annual savings of $90 million beginning in 2011.

ALLSTATE FINANCIAL SEGMENT

        Overview and Strategy    The Allstate Financial segment is a major provider of life insurance, retirement and investment products, and voluntary accident and health insurance to individual and institutional customers. We serve these customers through Allstate exclusive agencies, the Workplace Division and non-proprietary distribution channels. Allstate Financial's strategic vision is to reinvent protection and retirement for the consumer.

        To achieve its vision and reach its financial goals, Allstate Financial's primary objectives are to deepen financial services relationships with Allstate customers, dramatically expand the workplace business and restore profitability through operational excellence and portfolio optimization. Sales in non-proprietary channels will be increasingly tactical as we assess market opportunities. In addition to focusing on higher return markets, products, and distribution channels, Allstate Financial will continue to emphasize capital efficiency and enterprise risk and return management strategies and actions.

        Allstate Financial's strategy provides a platform to profitably grow its business. Based upon Allstate's strong financial position and brand, our customers seek assistance in meeting their protection and retirement needs through trusted relationships. We have unique access to potential customers through cross-sell opportunities within the Allstate exclusive agencies and employer relationships through our Workplace Division. Our investment expertise, strong operating platform and solid relationships with distribution partners provide a foundation to deliver value to our customers and shareholders.

        We plan to offer a more focused suite of products designed for middle market consumers to help everyday Americans meet their financial protection needs and help them better prepare for retirement. Our products include fixed annuities including deferred, immediate and indexed; interest-sensitive, traditional and variable life insurance; voluntary accident and health insurance; and funding agreements backing medium-term notes. Banking products and services are also offered to customers through the Allstate Bank. Our products are sold through a wide range of distribution channels including Allstate exclusive agencies, which include exclusive financial specialists, independent agents (including master brokerage agencies and workplace enrolling agents), financial service firms such as banks and broker-dealers, and specialized structured settlement brokers. Allstate Bank products can also be obtained directly through a toll-free number. Our institutional product line consists primarily of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors.

        Summarized financial data for the years ended December 31 is presented in the following table.

($ in millions)	2008	2007	2006
Revenues
Life and annuity premiums and contract charges	$1,895	$1,866	$1,964
Net investment income	3,811	4,297	4,173
Realized capital gains and losses	(3,127)	(193)	(77)

Total revenues	2,579	5,970	6,060
Costs and expenses
Life and annuity contract benefits	(1,612)	(1,589)	(1,570)
Interest credited to contractholder funds	(2,411)	(2,681)	(2,609)
Amortization of DAC	(704)	(583)	(626)
Operating costs and expenses	(520)	(441)	(468)
Restructuring and related charges	(1)	(2)	(24)

Total costs and expenses	(5,248)	(5,296)	(5,297)
Loss on disposition of operations	(6)	(10)	(92)
Income tax benefit (expense)	954	(199)	(207)

Net (loss) income	$(1,721)	$465	$464

Investments at December 31	$61,499	$74,256	$75,951

        Effective June 1, 2006, Allstate Financial disposed of substantially all of its variable annuity business through reinsurance with Prudential Financial Inc. ("Prudential"). The following table presents the results of operations attributable to our reinsured variable annuity business for the period of 2006 prior to the disposition.

($ in millions)	2006
Life and annuity premiums and contract charges	$136
Net investment income	17
Realized capital gains and losses	(8)

Total revenues	145
Life and annuity contract benefits	(13)
Interest credited to contractholder funds	(24)
Amortization of deferred policy acquisition costs	(44)
Operating costs and expenses	(43)

Total costs and expenses	(124)
Loss on disposition of operations	(89)

Income from operations before income tax expense(1)	$(68)

(1)
For 2006, income from operations before income tax expense attributable to the variable annuity business reinsured to Prudential included an investment spread and benefit spread of $(7) million and $13 million, respectively.

        Net loss in 2008 of $1.72 billion compared to net income of $465 million and $464 million in 2007 and 2006, respectively. The change in 2008 was primarily the result of the recognition of higher net realized capital losses in the current year compared to the prior year and, to a lesser extent, DAC and DSI amortization acceleration for changes in assumptions and additional amortization of DAC that was recorded in connection with a premium deficiency assessment for traditional life insurance and immediate annuities with life contingencies due to revised annuity mortality assumptions. Net income in 2007 was comparable to 2006 as lower losses associated with dispositions of operations were almost entirely offset by a decline in total revenues.

        Analysis of Revenues    Total revenues decreased 56.8% or $3.39 billion in 2008 compared to 2007, due to a $2.93 billion increase in net realized capital losses and a $486 million decrease in net investment income. Total revenues decreased 1.5% or $90 million in 2007 compared to 2006, due to higher net realized capital losses and lower premiums and contract charges, partially offset by higher net investment income.

        Life and annuity premiums and contract charges    Premiums represent revenues generated from traditional life insurance, immediate annuities with life contingencies, and accident, health and other insurance products that have significant mortality or morbidity risk. Contract charges are revenues generated from interest-sensitive and variable life insurance, fixed annuities and variable annuities for which deposits are classified as contractholder funds or separate accounts liabilities. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates. As a result, changes in contractholder funds are considered in the evaluation of growth and as indicators of future levels of revenues. Subsequent to the close of our reinsurance transaction with Prudential effective June 1, 2006, variable annuity contract charges on the business subject to the transaction are fully reinsured to Prudential and presented net of reinsurance on the Consolidated Statements of Operations (see Note 3 to the consolidated financial statements).

        The following table summarizes life and annuity premiums and contract charges by product.

($ in millions)	2008	2007	2006
Premiums
Traditional life insurance(1)	$399	$286	$281
Immediate annuities with life contingencies	132	204	278
Accident, health and other	412	380	340

Total premiums	943	870	899
Contract charges
Interest-sensitive life insurance(1)	896	915	853
Fixed annuities	55	79	73
Variable annuities	1	1	139
Bank and other	—	1	—

Total contract charges(2)	952	996	1,065

Life and annuity premiums and contract charges	$1,895	$1,866	$1,964

(1)
Beginning in 2008, certain ceded reinsurance premiums previously included as a component of traditional life insurance premiums were reclassified prospectively to be reported as a component of interest-sensitive life insurance contract charges. In 2007 and 2006, these reinsurance premiums were $95 million and $58 million, respectively.

(2)
Total contract charges for 2008, 2007 and 2006 include contract charges related to the cost of insurance of $595 million, $652 million and $638 million, respectively.

        Total premiums increased 8.4% in 2008 compared to 2007, due to the prospective reporting reclassification for certain ceded reinsurance premiums. Excluding the impact of this reporting reclassification, total premiums decreased 2.3% in 2008 compared to 2007 as higher sales of accident and health insurance and traditional life insurance products were more than offset by lower sales of immediate annuities with life contingencies due to highly competitive market conditions and our continued focus on returns.

        Total premiums decreased 3.2% in 2007 compared to 2006 as higher sales of accident and health insurance products sold through the Allstate Workplace Division and traditional life insurance products were more than offset by a decline in sales of life contingent immediate annuities due to market competitiveness.

        Total contract charges decreased 4.4% in 2008 compared to 2007 due to the prospective reporting reclassification of certain ceded reinsurance premiums. Excluding the impact of this reclassification, total contract charges increased 5.7% in 2008 due to higher contract charges on interest-sensitive life insurance policies resulting from increased contract charge rates and growth in business in force, partially offset by decreased contract charges on fixed annuities resulting primarily from lower contract surrenders.

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

        Total Contractholder funds represent interest-bearing liabilities arising from the sale of individual and institutional products, such as interest-sensitive life insurance, fixed annuities, funding agreements and bank deposits. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract maturities, benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses. The following table shows the changes in contractholder funds.

($ in millions)	2008	2007	2006
Contractholder funds, beginning balance	$61,975	$62,031	$60,040
Deposits
Fixed annuities	3,802	3,636	6,007
Institutional products (funding agreements)	4,158	3,000	2,100
Interest-sensitive life insurance	1,404	1,402	1,416
Variable annuity and life deposits allocated to fixed accounts	2	1	99
Bank and other deposits	1,036	952	856

Total deposits	10,402	8,991	10,478
Interest credited	2,405	2,689	2,666
Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(8,599)	(3,165)	(2,726)
Benefits	(1,710)	(1,668)	(1,517)
Surrenders and partial withdrawals	(5,313)	(5,872)	(5,945)
Contract charges	(870)	(801)	(749)
Net transfers from (to) separate accounts	19	13	(145)
Fair value hedge adjustments for institutional products	(56)	34	38
Other adjustments(1)	160	(277)	(109)

Total maturities, benefits, withdrawals and other adjustments	(16,369)	(11,736)	(11,153)

Contractholder funds, ending balance	$58,413	$61,975	$62,031

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

        Contractholder funds decreased 5.8% and 0.1% in 2008 and 2007, respectively, and increased 3.3% in 2006. Average contractholder funds decreased 2.9% in 2008 compared to 2007, and increased 1.6% in 2007 compared to 2006.

        Contractholder deposits increased 15.7% in 2008 compared to 2007 due primarily to higher deposits on institutional products, and to a lesser extent, higher deposits on fixed annuities and Allstate Bank products. Sales of our institutional products vary from period to period based on management's assessment of market conditions, investor demand and operational priorities. Deposits on fixed annuities increased 4.6% in 2008 compared to 2007 due primarily to increased consumer demand as the attractiveness of fixed annuities relative to competing products improved, partially offset by pricing decisions aimed to increase new business returns.

        Contractholder deposits decreased 14.2% in 2007 compared to 2006. This decline was primarily due to lower deposits on fixed annuities partially offset by higher deposits on institutional products. The decline of 39.5% in fixed annuity deposits in 2007 compared to 2006 was due to our strategy to raise new business returns for these products combined with lower industry-wide fixed annuity sales. Deposits on institutional products increased 42.9% in 2007 compared to 2006.

        Maturities and retirements of institutional products increased $5.43 billion in 2008 compared to 2007. During 2008, we retired $5.36 billion of extendible institutional market obligations for which investors had elected to non-extend their maturity date through a combination of maturities, calls, and acquisitions in the secondary market. All of our outstanding extendible institutional market contracts, which totaled $1.45 billion as of December 31, 2008, have non-extended and become due by October 31, 2009. We have accumulated, and expect to maintain, short-term and other maturing investments to fund the retirement of these obligations.

        Surrenders and partial withdrawals decreased 9.5% to $5.31 billion in 2008 from $5.87 billion in 2007 due to lower surrenders and partial withdrawals on market value adjusted annuities and traditional fixed annuities, partially offset by higher surrenders and partial withdrawals on interest-sensitive life insurance products and, to a lesser extent, increased withdrawals on Allstate Bank products. The surrender and partial withdrawal rate on deferred fixed annuities, interest-sensitive life insurance products and Allstate Bank products, based on the beginning of period contractholder funds, was 12.2% in 2008 compared to 13.3% in 2007.

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

        Net investment income decreased 11.3% in 2008 compared to 2007 and increased 3.0% in 2007 compared to 2006. The decline in 2008 was primarily due to lower investment yields on floating rate securities, increased short-term investment balances reflecting liquidity management activities, lower average investment balances and lower income from limited partnership interests. The increase in 2007 was primarily due to higher average portfolio balances, increased portfolio yields and higher income from limited partnership interests.

        Net realized capital gains and losses are reflected in the following table for the years ended December 31.

($ in millions)	2008	2007	2006
Sales(1)	$178	$75	$(27)
Impairment write-downs(2)	(1,256)	(118)	(21)
Change in intent write-downs(1)(3)	(1,247)	(93)	(60)
Valuation of derivative instruments	(985)	(63)	(17)
EMA LP income(4)	(14)	—	—
Settlements of derivative instruments	197	6	48

Realized capital gains and losses, pre-tax	(3,127)	(193)	(77)
Income tax benefit	1,093	68	27

Realized capital gains and losses, after-tax	$(2,034)	$(125)	$(50)

(1)
To conform to the current period presentation, certain amounts in the prior periods have been reclassified.

(2)
Impairment write-downs reflect issue specific other than temporary declines in fair value, including instances where we could not reasonably assert that the recovery period would be temporary.

(3)
Change in intent write-downs reflect instances where we cannot assert a positive intent to hold until recovery.

(4)
Beginning in the fourth quarter of 2008, income from EMA LP is reported in realized capital gains and losses. EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income.

        For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

        Analysis of Costs and Expenses    Total costs and expenses decreased 0.9% or $48 million in 2008 compared to 2007 due to lower interest credited to contractholder funds, partially offset by higher amortization of DAC, contract benefits and operating costs and expenses. Total costs and expenses in 2007 were consistent with 2006 as increased interest credited to contractholder funds and life and annuity contract benefits were offset by lower amortization of DAC, operating costs and expenses, and restructuring and related charges.

        Life and annuity contract benefits increased 1.5% or $23 million in 2008 compared to 2007 due primarily to higher contract benefits on life insurance products, partially offset by lower contract benefits on annuities. The increase in contract benefits on life insurance products was primarily due to unfavorable mortality experience, partially offset by the recognition in the prior year period of litigation related costs in the form of additional policy benefits. The decline in contract benefits on annuities was due to the impact of lower sales of immediate annuities with life contingencies, partially offset by unfavorable mortality experience.

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

        We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies ("benefit spread"). This implied interest totaled $552 million, $547 million and $539 million in 2008, 2007 and 2006, respectively. The benefit spread by product group is disclosed in the following table.

($ in millions)	2008	2007	2006
Life insurance	$540	$515	$549
Annuities	(62)	(35)	(43)

Total benefit spread	$478	$480	$506

        Interest credited to contractholder funds decreased 10.1% or $270 million in 2008 compared to 2007 and increased 2.8% or $72 million in 2007 compared to 2006. The decrease in 2008 compared to 2007 was due primarily to a decline in average contractholder funds, decreased weighted average interest crediting rates on institutional products resulting from a decline in market interest rates on floating rate obligations, and a favorable change in amortization of DSI relating to realized capital gains and losses, partially offset by the acceleration of amortization of DSI due to changes in assumptions. The acceleration of amortization of DSI due to changes in assumptions increased interest credited to contractholder funds by $70 million in 2008 compared to amortization deceleration which decreased interest credited to contractholder funds by $5 million in 2007.

        The increase in interest credited to contractholder funds in 2007 compared to 2006 was due primarily to growth in average contractholder funds and, to a lesser extent, higher weighted average interest crediting rates on institutional products, which are detailed in the table of investment yields, crediting rates and investment spreads by product below. The increase was partially offset by the impact of the reinsured variable annuity business. Excluding the impact of the reinsured variable annuity business, interest credited to contractholder funds increased 3.7% in 2007 compared to 2006.

        In order to analyze the impact of net investment income and interest credited to contractholders on net income, we monitor the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on immediate annuities with life contingencies, which is included as a component of life and annuity contract benefits on the Consolidated Statements of Operations ("investment spread").

        The investment spread by product group is shown in the following table.

($ in millions)	2008	2007	2006
Annuities	$389	$505	$481
Life insurance	60	63	60
Institutional products	71	87	88
Bank	22	18	16
Net investment income on investments supporting capital	306	396	380

Total investment spread	$848	$1,069	$1,025

        To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads for 2008, 2007 and 2006.

	Weighted average investment yield			Weighted average interest crediting rate			Weighted average investment spreads
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Interest-sensitive life insurance	6.0%	6.2%	6.2%	4.6%	4.6%	4.7%	1.4%	1.6%	1.5%
Deferred fixed annuities	5.5	5.8	5.7	3.7	3.7	3.7	1.8	2.1	2.0
Immediate fixed annuities with and without life contingencies	6.8	7.1	7.2	6.5	6.5	6.6	0.3	0.6	0.6
Institutional products	4.2	6.1	6.0	3.5	5.2	5.0	0.7	0.9	1.0
Investments supporting capital, traditional life and other products	5.3	6.1	5.7	N/A	N/A	N/A	N/A	N/A	N/A

        The following table summarizes our product liabilities as of December 31 and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	2008	2007	2006
Immediate fixed annuities with life contingencies	$8,355	$8,294	$8,144
Other life contingent contracts and other	4,526	4,918	4,642

Reserve for life-contingent contract benefits	$12,881	$13,212	$12,786

Interest-sensitive life insurance	$9,957	$9,539	$9,050
Deferred fixed annuities	33,766	34,214	35,533
Immediate fixed annuities without life contingencies	3,894	3,921	3,783
Institutional products	8,974	12,983	12,467
Allstate Bank	949	832	773
Market value adjustments related to fair value hedges and other	873	486	425

Contractholder funds	$58,413	$61,975	$62,031

        Amortization of DAC increased 20.8% in 2008 compared to 2007 and decreased 6.9% in 2007 compared to 2006. The components of amortization of DAC are summarized in the following table.

($ in millions)	2008	2007	2006
Amortization of DAC before amortization relating to realized capital gains and losses, changes in assumptions and premium deficiency(1)	$(556)	$(614)	$(674)
Accretion relating to realized capital gains and losses(2)	515	17	50
Amortization (acceleration) deceleration for changes in assumptions ("DAC unlocking")	(327)	14	(2)
Amortization charge relating to premium deficiency	(336)	—	—

Total amortization of DAC(3)	$(704)	$(583)	$(626)

(1)
Amortization of DAC before accretion relating to realized capital gains and losses and changes in assumptions for 2006 includes $(72) million relating to the reinsured variable annuity business.

(2)
Amortization relating to realized capital gains and losses for 2006 includes $28 million relating to the reinsured variable annuity business.

(3)
Total amortization of DAC for 2006 includes $44 million relating to the reinsured variable annuity business.

        The increase of $121 million in 2008 was due primarily to amortization acceleration relating to changes in assumptions and additional amortization recorded in connection with a premium deficiency assessment for traditional life insurance and immediate annuities with life contingencies, partially offset by higher accretion of DAC relating to net realized capital losses. The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

        In 2008, DAC amortization acceleration for changes in assumptions, recorded in connection with comprehensive reviews of the DAC balances and assumptions for interest-sensitive life insurance, annuities and other investment contracts, resulted in an increase to amortization of DAC of $327 million. The evaluations covered assumptions for investment returns, including capital gains and losses, interest crediting rates to policyholders, the effect of any hedges, persistency, mortality and expenses in all product lines. The principle assumption impacting the amortization acceleration in 2008 was the level of realized capital losses impacting actual gross profits in 2008 and the impact of realized capital losses on EGP in 2009. During the fourth quarter of 2008, our assumptions for EGP were impacted by a view of further anticipated impairments in our investment portfolio. In 2007, DAC amortization deceleration for changes in assumptions (credit to income) was $14 million.

        During 2008, indicators emerged that suggested a study of mortality experience for our immediate annuities with life contingences was warranted. At the same time, the underlying profitability of the traditional life business deteriorated due to lower investment returns and growth. For traditional life insurance and immediate annuities with life contingencies, an aggregate premium deficiency of $336 million, pre-tax, resulted primarily from the experience study indicating that the annuitants on certain life contingent contracts are projected to live longer than we anticipated when the contracts were issued and, to a lesser degree, a reduction in the related investment portfolio yield. The deficiency was recorded through a reduction in DAC. There was no similar charge to income recorded in 2007 or 2006.

        The decrease in amortization of DAC in 2007 compared to 2006 was due to the absence in 2007 of amortization on the reinsured variable annuity business. Excluding amortization relating to the reinsured variable annuity business, amortization of DAC in 2007 was consistent with 2006 as increased amortization related to higher gross profits on fixed annuities and a decline in the credit to income for amortization relating to realized capital gains and losses were partially offset by lower amortization related to interest-sensitive life insurance contracts and a favorable impact relating to DAC unlocking. The decline in amortization related to interest-sensitive life insurance contracts was the result of a write-down in 2006 totaling $27 million for the present value of future profits related to a block of corporate owned life insurance policies that terminated due to the bankruptcy of the policyholder.

        The changes in the DAC asset are detailed in the following tables.

($ in millions)	Beginning balance December 31, 2007	Acquisition costs deferred	Amortization before adjustments(1)(2)	Accretion relating to realized capital gains and losses(2)	Amortization (acceleration) deceleration (charged) credited to income(2)(3)	Effect of unrealized capital gains and losses(4)	Ending balance December 31, 2008
Traditional life and other	$882	$160	$(111)	$—	$(336)	$—	$595
Interest-sensitive life	1,911	304	(178)	141	(75)	346	2,449
Fixed annuities	1,489	212	(258)	374	(252)	2,472	4,037
Variable annuities	2	—	(2)	—	—	—	—
Other	7	8	(7)	—	—	—	8

Total	$4,291	$684	$(556)	$515	$(663)	$2,818	$7,089

($ in millions)	Beginning balance December 31, 2006	Impact of adoption of SOP 05-1(5)	Acquisition costs deferred	Amortization before adjustments(1)(2)	Accretion relating to realized capital gains and losses(2)	Amortization (acceleration) deceleration (charged) credited to income(2)	Effect of unrealized capital gains and losses(4)	Ending balance December 31, 2007
Traditional life and other	$841	$—	$149	$(108)	$—	$—	$—	$882
Interest-sensitive life	1,774	—	264	(187)	12	18	30	1,911
Fixed annuities	1,219	(11)	220	(312)	5	(4)	372	1,489
Variable annuities	4	—	—	(2)	—	—	—	2
Other	10	—	2	(5)	—	—	—	7

Total	$3,848	$(11)	$635	$(614)	$17	$14	$402	$4,291

(1)
Amortization before adjustments reflects total DAC amortization before accretion relating to realized capital gains and losses and amortization (acceleration) deceleration (charged) credited to income.

(2)
Included as a component of amortization of DAC on the Consolidated Statements of Operations.

(3)
The $(336) million in the traditional life and other line was recorded in connection with a premium deficiency assessment for traditional life insurance and immediate annuities with life contingencies and was primarily due to revised annuity mortality assumptions.

(4)
The effect of unrealized capital gains and losses represents the amount by which the amortization of DAC would increase or decrease if the unrealized capital gains and losses in the respective product portfolios were realized. Recapitalization of DAC is limited to the originally deferred policy acquisition costs plus interest.

(5)
The adoption of Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"), resulted in an adjustment to unamortized DAC related to the impact on future estimated gross profits from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral under SOP 05-1. The adjustment was recorded as a $7 million reduction of retained income at January 1, 2007 and a reduction of the DAC balance of $11 million, pre-tax.

        Operating costs and expenses increased 17.9% in 2008 compared to 2007 and decreased 5.8% in 2007 compared to 2006. The following table summarizes operating costs and expenses.

(in millions)	2008	2007	2006
Non-deferrable acquisition costs	$153	$167	$175
Other operating costs and expenses	367	274	293

Total operating costs and expenses	$520	$441	$468

Restructuring and related charges	$1	$2	$24

        Non-deferrable acquisition costs decreased 8.4% or $14 million in 2008 compared to 2007 primarily due to lower non-deferrable commissions. Other operating costs and expenses increased 33.9% or $93 million in 2008 compared to 2007 due primarily to increased spending on consumer research, product development, marketing and technology related to the effort to reinvent protection and retirement for consumers as well as increases in the net cost of benefits due to unfavorable investment results. In addition, the prior years benefitted to a greater degree from a servicing fee paid by Prudential for our servicing of the variable annuity business that we ceded to them during a transition period beginning in 2006 which ended in May 2008.

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

        Loss on disposition of operations for 2008, 2007 and 2006 totaled $6 million, $10 million and $92 million, respectively. In both 2008 and 2007, the net loss was primarily comprised of losses associated with the previously anticipated disposition of our direct response long-term care business, partially offset by amortization of the deferred reinsurance gain associated with our reinsured variable annuity business. The net loss in 2006 was almost entirely attributable to the reinsured variable annuity business.

        Income tax benefit of $954 million was recognized for 2008 compared to income tax expense of $199 million in 2007. The change reflects the shift from net pre-tax income in 2007 to a net pre-tax loss in 2008. Income tax expense decreased by 3.9% or $8 million in 2007 compared to 2006 due to lower income from operations before income tax expense and an energy tax credit that reduced income tax expense.

        Reinsurance Ceded    We enter into reinsurance agreements with unaffiliated reinsurers to limit our risk of mortality and morbidity losses. In addition, Allstate Financial has used reinsurance to effect the acquisition or disposition of certain blocks of business. We retain primary liability as a direct insurer for all risks ceded to reinsurers.

        As of December 31, 2008 and 2007, 47% and 48%, respectively, of our face amount of life insurance in force was reinsured. As of December 31, 2008 and 2007, for certain term life insurance policies, we ceded up to 90% of the mortality risk depending on the year of policy issuance. Additionally, we ceded substantially all of the risk associated with our variable annuity business and we cede 100% of the morbidity risk on substantially all of our long-term care contracts. Beginning in July 2007, for new life insurance contracts, we ceded the mortality risk associated with coverage in excess of $3 million per life for contracts issued to individuals age 70 and over, and we ceded the mortality risk associated with coverage in excess of $5 million per life for most other contracts. Also beginning in July 2007, for certain large contracts that meet specific criteria, our retention limit was increased to $10 million per life. In the period prior to July 2007, but subsequent to August 1998, we ceded the mortality risk associated with coverage in excess of $2 million per life, except in 2006 for certain instances when specific criteria were met, we ceded the mortality risk associated with coverage in excess of $5 million per life. For business sold prior to October 1998, we ceded mortality risk in excess of specific amounts up to $1 million per individual life.

        Amounts recoverable from reinsurers by type of policy or contract at December 31, are summarized in the following table.

	Reinsurance recoverable on paid and unpaid benefits
($ in millions)	2008	2007
Annuities(1)	$1,734	$1,423
Life insurance	1,475	1,373
Long-term care	746	619
Other	96	97

Total Allstate Financial	$4,051	$3,512

(1)
Reinsurance recoverables as of December 31, 2008 and 2007 include $1.57 billion and $1.26 billion, respectively, for general account reserves related to reinsured variable annuities.

        The estimation of reinsurance recoverables is impacted by the uncertainties involved in the establishment of reserves.

        Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

	S&P Financial Strength Rating	Reinsurance recoverable on paid and unpaid benefits
($ in millions)		2008	2007
Prudential Insurance Company of America	AA	$1,569	$1,261
Employers Reassurance Corporation	A+	644	541
RGA Reinsurance Company	AA-	342	327
Transamerica Life Group	AA	341	288
Swiss Re Life and Health America, Inc.	AA-	192	173
Paul Revere Life Insurance Company	A-	151	147
Scottish Re Group(1)	CCC+	135	111
Munich American Reassurance	AA-	113	103
Mutual of Omaha Insurance	AA-	100	80
Security Life of Denver	AA	86	86
Manulife Insurance Company	AAA	74	78
Triton Insurance Company	NR	66	73
Lincoln National Life Insurance	AA	63	63
American Health & Life Insurance Co.	NR	53	57
Other(2)		122	124

Total		$4,051	$3,512

(1)
The reinsurance recoverable on paid and unpaid benefits related to the Scottish Re Group of $135 million as of December 31, 2008 is comprised of $73 million related to Scottish Re Life Corporation and $62 million related to Scottish Re (U.S.), Inc.

(2)
As of December 31, 2008 and 2007, the other category includes $100 million and $84 million, respectively, of recoverables due from reinsurers with an investment grade credit rating from S&P.

        During 2008, the financial strength rating of the Scottish Re Group was downgraded by S&P to CCC+ from BB+ as of December 31, 2007 due to the deterioration of the Scottish Re Group's financial position and liquidity. The Scottish Re Group's financial strength rating was further downgraded by S&P in January 2009 to CCC. The financial strength ratings of the other of Allstate Financial's reinsurers remain stable. Although a significant impact has not been observed, the unprecedented deterioration in the global financial markets in 2008 could impact the financial condition of reinsurers in a variety of ways, including the decline in value of assets held as capital resources or to meet technical provisions, increases in risk-based economic or regulatory capital requirements and shortage of available capital in the event that recapitalization is required following a major claim. We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three-years ended December 31, 2008.

        We enter into certain inter-company reinsurance transactions for the Allstate Financial operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant inter-company transactions have been eliminated in consolidation.

Allstate Financial Outlook

  •
  We will continue to focus on improving returns and reducing our concentration in spread based products, primarily fixed annuities and institutional markets products, resulting in lower premiums and deposits and reductions in net contractholder obligations.

  •
  We plan to improve efficiency and narrow the focus of product offerings to better serve the needs of everyday Americans. We are targeting savings at 20% of certain operating expenses, excluding acquisition costs, and expect to yield estimated annual savings of $90 million beginning in 2011. We anticipate a reduction of approximately 1,000 workforce positions, through a combination of attrition and position elimination over the next two years.

  •
  Maintaining high liquidity in our investment portfolio will result in lower net investment income but will ensure our ability to meet contractholder obligations. We will target sales of our spread based products at levels that allow us to avoid sales of investments with significant unrealized losses into distressed or illiquid markets.

  •
  We expect continued investment spread compression due to credit losses, reduced contractholder funds and maintenance of liquidity.

INVESTMENTS

        Overview and Strategy    An important component of our financial results is the return on our investment portfolios. Investment portfolios are segmented between the Property-Liability, Allstate Financial and Corporate and Other operations. While taking into consideration the investment portfolio in aggregate, we manage the underlying portfolios based upon the nature of each respective business and its corresponding liability structure.

        The global economy is under significant stress and financial markets continue to experience extreme levels of volatility. Our strategy in 2009 will focus primarily upon mitigating the risks from a potential increase in risk-free interest rates, reducing exposure to certain investment sectors, and maintaining sufficient liquidity and capital. In order to achieve this, we expect to use a combination of reinvestment of the portfolio's significant cash flows, derivatives and other portfolio actions.

        The Property-Liability portfolio's investment strategy emphasizes safety of principal and consistent income generation, within a total return framework. This approach, which has produced competitive returns over the long term, is designed to ensure financial strength and stability for paying claims, while maximizing economic value and surplus growth. We employ a strategic asset allocation approach, which uses models that consider the nature of the liabilities and risk tolerances, as well as the risk and return parameters of the various asset classes in which we invest. The recommended asset allocation is informed by our economic and market outlook, as well as other inputs and constraints, including duration, liquidity and capital considerations.

        The Allstate Financial portfolio's investment strategy focuses on the total return of assets needed to support the underlying liabilities to achieve return on capital and profitable growth. The portfolio management process begins with a strategic asset allocation model which considers the nature and risk tolerances of the liabilities and risk tolerances, as well as the risk and return parameters, of the various asset classes in which we invest. This approach is informed by our economic and market outlook, as well as other inputs and constraints including duration, liquidity and capital preservation. Within the ranges set by the strategic asset allocation model, tactical investment decisions are made in consideration of prevailing market conditions.

        The Corporate and Other portfolio's investment strategy balances the pursuit of competitive returns with the unique liquidity needs of the portfolio relative to the overall corporate capital structure. The portfolio is primarily invested in high quality, liquid fixed income and short-term securities with additional investments in less liquid holdings in order to enhance overall returns.

        As a result of decisions in managing each of the portfolios, we may sell securities during a period in which fair value has declined below amortized cost for fixed income securities or cost for equity securities. For more information, see the Net Realized Capital Gains and Losses section of the MD&A.

        During 2008, we developed risk mitigation and return optimization programs as our outlook on the economy changed significantly as conditions deteriorated throughout the year. The risk mitigation and return optimization programs augment earlier actions to reduce investments in real estate and other market sectors as well as to mitigate exposures to risk-free interest rate spikes. At the end of the second quarter of 2008, we had an outlook for continued weakness in the global financial markets and economy including continued volatility in the financial markets, reduced liquidity in certain asset classes and unfavorable economic trends. During the third quarter of 2008, we significantly modified our outlook to a more severe and prolonged downturn. We continue to expect extreme levels of volatility in the financial markets, suppressed liquidity in certain asset classes and further unfavorable global economic conditions. In addition, the potential for market supply and demand imbalances has remained above normal due to the deteriorating credit strength of financial institutions and eroding investor confidence.

        Among our risk mitigation and return optimization activities, we have taken the following actions:

  •
  Developed and maintained a tactical positioning in liquid assets and assets that we can sell without generating significant additional realized capital losses.

  •
  Continued to reduce exposure in assets other than those for which we have asserted an intent to hold until recovery where we have credit concerns or where there has been a significant change in facts and circumstances.

  •
  Decreased exposure to financial-related market sectors to $7.69 billion as of December 31, 2008 from $14.45 billion as of December 31, 2007, primarily as a result of targeted sales and declines in fair value. Also reduced our short-term investing in financial institutions.

  •
  Decreased exposure to residential and commercial real estate market sectors to $22.00 billion as of December 31, 2008 from $31.54 billion as of December 31, 2007 as a result of targeted sales, principal payments and declines in fair value.

  •
  Reduced overall counterparty exposure replacing over-the-counter ("OTC") derivatives transactions used as stock market hedges with exchange-traded instruments where available.

  •
  In the second half of 2008, we sold $1.67 billion of government securities and recognized realized capital gains of $241 million.

  •
  Generated losses as part of tax planning strategy primarily within our equity portfolios that are effectively carried on a lower of cost or fair value basis to realize capital loss carryback benefits.

        Investments for which we had changed our intent to hold to recovery as of June 30, 2008 totaled $6.39 billion and included $3.31 billion as part of the risk mitigation and return optimization programs, $2.39 billion of securities as part of our enterprise-wide asset allocation program and $688 million related to individual securities. A risk mitigation and return optimization program, approved as of the end of the second quarter of 2008, was designed to reduce our exposure to residential and commercial real estate and the financial-related market sector by approximately $4 billion of amortized cost, prior to change in intent write-downs. A comprehensive review identified specific investments that could be significantly impacted by continued deterioration in the economy that may be sold. This included a portion of our residential and commercial real estate securities including securities collateralized by residential and commercial mortgage loans, mortgage loans and securities issued by financial institutions.

        During the third and fourth quarters of 2008, we sold $2.94 billion of these securities. On October 1, 2008, it was determined that, due to the financial markets experiencing additional severe deterioration and disruptions, we would be unable to sell certain of the investments identified as part of the programs at a value equal to or greater than our view of their intrinsic values. Approximately $2.59 billion of these investments were re-designated as intent to hold to recovery. Investments for which we had changed our intent to hold to recovery totaled $996 million as of December 31, 2008. For a more detailed discussion on securities written down due to a change in intent, see the Net Realized Capital Gains and Losses section of the MD&A.

        As part of the risk mitigation and return optimization programs, hedges were implemented to mitigate portfolio interest rate risk, credit spread risk, and equity market valuation declines. The equity hedge was designed to protect the equity portfolio from significant equity market valuation declines below targeted levels. The strategy employed equity indexed options which generated realized gains in the third and fourth quarters of 2008. At December 31, 2008, we had $2.32 billion of notional protection with an average strike price that was 11% below equity market levels. The interest rate component was put in place to protect a certain portion of fixed income securities if interest rates increase above a targeted maximum level. Interest rate spike protection for our fixed income portfolio in the amount of $18.50 billion of notional principal protection was in place at December 31, 2008. Of this total, $14.50 billion was executed in early 2008 and $4.00 billion executed in December 2008. The $14.50 billion of protection was initially struck at 150 basis points out of the money, but, due to declining interest rates, at December 31, 2008 is struck over 300 basis points out of the money. The $4.00 billion of protection executed in December was initially struck at approximately 100 basis points out of the money. Other aspects of the hedging program have been designed to mitigate municipal bond interest rate risk and credit spread risk. The effectiveness of these hedges may be reduced due to the basis risk associated with these strategies.

        We continue to monitor the progress of these actions as market and economic conditions develop and will adapt our strategies as appropriate. Our continuing focus is to manage our risks and to position our portfolio to take advantage of market opportunities while attempting to mitigate further adverse effects.

Investments outlook

  •
  Continuing risk mitigation efforts will focus on shortening duration of the fixed income portfolio, reducing exposures to real estate and certain other market sectors, and managing excess market volatility through our macro hedging programs.

  •
  Net investment income will decline due to lower asset balances and yields, and the costs of maintaining high liquidity and the risk mitigation programs.

  •
  Our portfolio continues to generate significant cash flow from maturities, principal and interest receipts which will be available to manage liabilities and take advantage of market opportunities.

        Portfolio Composition    The composition of the investment portfolios at December 31, 2008 is presented in the table below. Also see Notes 2 and 5 of the consolidated financial statements for investment accounting policies and additional information.

	Property-Liability		Allstate Financial(5)		Corporate and Other(5)		Total
($ in millions)		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities(1)	$24,094	78.1%	$43,725	71.1%	$789	21.6%	$68,608	71.5%
Equity securities(2)	2,723	8.8	82	0.1	—	—	2,805	2.9
Mortgage loans	104	0.4	10,125	16.5	—	—	10,229	10.7
Limited partnership interests(3)	1,552	5.0	1,191	1.9	48	1.3	2,791	2.9
Short-term(4)	2,152	7.0	3,930	6.4	2,824	77.1	8,906	9.3
Other	212	0.7	2,446	4.0	1	—	2,659	2.7

Total	$30,837	100.0%	$61,499	100.0%	$3,662	100.0%	$95,998	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $25.83 billion, $50.52 billion and $751 million for Property-Liability, Allstate Financial and Corporate and Other, respectively.

(2)
Equity securities are carried at fair value. Cost basis for these securities was $3.03 billion and $107 million for Property-Liability and Allstate Financial, respectively.

(3)
We have commitments to invest in additional limited partnership interests totaling $805 million, $1.08 billion and $8 million for Property-Liability, Allstate Financial and Corporate and Other, respectively, at December 31, 2008.

(4)
Short-term investments are carried at fair value. Amortized cost basis for these investments was $2.15 billion, $3.93 billion and $2.82 billion for Property-Liability, Allstate Financial and Corporate and Other, respectively, at December 31, 2008.

(5)
Balances reflect the elimination of related party investments between Property-Liability and Allstate Financial and Allstate Financial and Corporate and Other.

        Total investments decreased to $96.00 billion at December 31, 2008, from $118.98 billion at December 31, 2007, due primarily to a $10.73 billion increase in unrealized net capital losses and net reductions in both contractholder obligations of $5.50 billion and securities lending balances of $2.98 billion.

        The Property-Liability investment portfolio decreased to $30.84 billion at December 31, 2008, from $40.91 billion at December 31, 2007, due to unrealized net capital losses, dividends paid by AIC to the Corporation and capital contributions from AIC to ALIC, lower funds associated with collateral received in conjunction with securities lending and net realized capital losses.

        The Allstate Financial investment portfolio decreased to $61.50 billion at December 31, 2008, from $74.25 billion at December 31, 2007, due to unrealized net capital losses, net reductions in contractholder funds, net realized capital losses, and lower funds associated with collateral received in conjunction with securities lending, partially offset by capital contributions from AIC.

        The Corporate and Other investment portfolio decreased to $3.66 billion at December 31, 2008, from $3.82 billion at December 31, 2007, primarily due to cash flows used in financing activities and a $1.00 billion capital contribution to AIC.

        Total investments at amortized cost related to collateral received in connection with securities lending business activities and collateral posted by counterparties related to derivative transactions decreased to $340 million at December 31, 2008, from $3.46 billion at December 31, 2007. As of December 31, 2008, these investments are included as a component of short-term investments. At December 31, 2007, these investments were carried at fair value and $2.85 billion were classified in fixed income securities and $549 million were classified in short-term investments.

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

        We obtain fair values of our fixed income and equity securities and exchange traded and non-exchange traded derivative contracts from several sources and methods. For a discussion of these sources and methods, see the Application of Critical Accounting Estimates section of the MD&A.

        We may utilize derivative financial instruments to help manage the exposure to interest rate risk, and to a lesser extent currency and credit risks, from the fixed income securities portfolio as well as exposure to equity price risk from the equity securities portfolio. For a more detailed discussion of interest rate, currency, credit and equity price risks and our use of derivative financial instruments, see the Net realized capital gains and losses and Market Risk sections of the MD&A and Note 6 of the consolidated financial statements.

        Fixed income securities    See Note 5 of the consolidated financial statements for a table showing the amortized cost, unrealized gains, unrealized losses and fair value for each type of fixed income security for the years ended December 31, 2008 and 2007.

        The following table shows fixed income securities by type.

($ in millions)	Fair value at December 31, 2008	% to Total Investments	Fair value at December 31, 2007	% to Total Investments
U.S. government and agencies	$4,234	4.4%	$4,421	3.7%
Municipal	21,848	22.8	25,307	21.3
Corporate	27,627	28.8	38,467	32.3
Foreign government	2,675	2.8	2,936	2.5
Mortgage-backed securities ("MBS")	4,492	4.7	6,959	5.8
CMBS	3,846	4.0	7,617	6.4
ABS	3,860	4.0	8,679	7.3
Redeemable preferred stock	26	—	65	0.1

Total fixed income securities	$68,608	71.5%	$94,451	79.4%

        At December 31, 2008, 95.2% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the NAIC of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's, a rating of AAA, AA, A or BBB from S&P's, Fitch or Dominion or a rating of aaa, aa, a, or bbb from

A.M. Best; or a comparable internal rating if an externally provided rating is not available. The following table summarizes the credit quality of the fixed income securities portfolio at December 31, 2008.

(in millions)		Property-Liability		Allstate Financial		Corporate and Other		Total
NAIC Rating	Moody's Equivalent	Fair Value	Percent to total	Fair Value	Percent to total	Fair Value	Percent to total	Fair Value	Percent to total
1	Aaa/Aa/A	$18,818	78.1%	$29,286	67.0%	$762	96.6%	$48,866	71.2%
2	Baa	3,747	15.6	12,690	29.0	21	2.6	16,458	24.0

	Investment grade	22,565	93.7	41,976	96.0	783	99.2	65,324	95.2
3	Ba	687	2.8	1,275	2.9	—	—	1,962	2.9
4	B	496	2.1	317	0.7	3	0.4	816	1.2
5	Caa or lower	301	1.2	131	0.3	3	0.4	435	0.6
6	In or near default	45	0.2	26	0.1	—	—	71	0.1

	Below investment grade	1,529	6.3	1,749	4.0	6	0.8	3,284	4.8

	Total	$24,094	100.0%	$43,725	100.0%	$789	100.0%	$68,608	100.0%

        The table above includes 67 securities with a fair value totaling $317 million that have not yet received an NAIC rating, for which we have assigned a comparable internal rating. Due to lags between the funding of an investment, execution of final legal documents, filing with the Securities Valuation Office ("SVO") of the NAIC, and rating by the SVO, we generally have a small number of securities that have a pending NAIC rating.

        Municipal Bonds, including tax-exempt and taxable securities, totaled $21.85 billion at December 31, 2008. The following table summarizes the municipal bond portfolio by Moody's equivalent rating as of December 31, 2008.

	Tax exempt
(in millions)	Par value	Amortized cost	Fair value	Unrealized gain/loss	Fair value as a percent of amortized cost
Non-zero-coupon:
Rating(2)
Aaa	$1,456	$1,451	$1,493	$42	102.9%
Aa	5,894	5,902	5,779	(123)	97.9
A	4,918	4,928	4,727	(201)	95.9
Baa	3,827	3,766	3,417	(349)	90.7
Ba or lower	977	930	698	(232)	75.1

Total	17,072	16,977	16,114	(863)	94.9

Zero-coupon:
Rating(2)
Aaa	1,050	358	369	11	103.1
Aa	642	328	337	9	102.7
A	538	227	223	(4)	98.2
Baa	1,883	375	311	(64)	82.9

Total	4,113	1,288	1,240	(48)	96.3

Total tax exempt	$21,185	$18,265	$17,354	$(911)	95.0

	Taxable
(in millions)	Par value	Amortized cost	Fair value	Unrealized gain/loss	Fair value as a percent of amortized cost
Non-zero-coupon:
Rating(2)
Aaa	$42	$45	$52	$7	115.6%
Aa	746	744	684	(60)	91.9
A	553	553	529	(24)	95.7
Baa	486	488	438	(50)	89.8
Ba or lower	178	177	146	(31)	82.5

Total	2,005	2,007	1,849	(158)	92.1

	Taxable
(in millions)	Par value	Amortized cost	Fair value	Unrealized gain/loss	Fair value as a percent of amortized cost
Zero-coupon:
Rating(2)
Aaa	147	42	39	(3)	92.9
Aa	1,014	440	308	(132)	70.0
A	771	331	228	(103)	68.9
Baa	3,610	573	337	(236)	58.8

Total	5,542	1,386	912	(474)	65.8

Total taxable	$7,547	$3,393	$2,761	$(632)	81.4

	Total
(in millions)	Par value	Amortized cost	Fair value	Unrealized gain/loss	Fair value as a percent of amortized cost
Rating(2)
Aaa	$4,455	$3,655	$3,552	$(103)	97.2%
Aa	8,373	7,491	7,181	(310)	95.9
A	6,850	6,109	5,769	(340)	94.4
Baa	9,807	5,202	4,501	(701)	86.5
Ba or lower	1,155	1,108	845	(263)	76.3

Total(1)	$30,640	$23,565	$21,848	$(1,717)	92.7

(1)
Includes ARS securities with par value of $1.91 billion, amortized cost of $1.91 billion, fair value of $1.73 billion and unrealized gains/losses of $(176) million.

(2)
Moody's equivalent rating will not necessarily tie to ratings distributions from the NAIC due to potential timing differences between the various rating suppliers and the number of external rating agencies used in the determination.

        The unrealized net capital loss of $1.72 billion at December 31, 2008 in our municipal bond portfolio was mainly caused by widening credit spreads that affected three main areas in this portfolio: tax exempt A and Baa rated holdings contributing $550 million of the unrealized losses and taxable zero-coupon holdings contributing $474 million of the unrealized losses, but particularly our less liquid zero-coupon and longer dated securities; high yield municipal bond portfolio contributing $263 million of the unrealized losses; and student loan ARS contributing $176 million of the unrealized losses.

        Included in our municipal bond portfolio at December 31, 2008 are $1.73 billion of ARS that have long-term stated maturities, with the interest rate reset based on auctions that generally occur every 7, 28 or 35 days depending on the specific security. This is compared to a balance of ARS at December 31, 2007 of $2.56 billion, with the decline primarily representing redemptions from calls or refunding proceeds since December 31, 2007. Our holdings primarily have a Moody's equivalent rating of Aaa. Approximately $1.69 billion of our holdings are pools of student loans for which at least 85% of the collateral was insured by the U.S. Department of Education at the time we purchased the security. As of December 31, 2008, $1.11 billion of our ARS backed by student loans was 100% insured by the U.S. Department of Education, $335 million was 90% to 99% insured and $165 million was 80% to 89% insured. All of our student loan ARS holdings are experiencing failed auctions and we receive the failed auction rate or, for those which contain maximum reset rate formulas, we received the contractual maximum rate. We anticipate that failed auctions may persist and most of our holdings will continue to pay the failed auction rate or, for those that contain maximum rate reset formulas, the maximum rate, as described below. Auctions continue to be conducted as scheduled for each of the securities.

        We estimate that approximately one third of our student loan backed ARS include maximum rate reset formulas with a look back feature whereby if the failed auction rate exceeds an annual contractual maximum rate over a preceding stipulated period, the coupon interest rate is temporarily reset to the maximum rate, which can vary between zero and the failed auction rate. This maximum rate formula causes the reset interest rate on these securities to be lower than the failed auction rate in order to reduce the annual interest rate so that it does not exceed the annual contractual maximum rate. Generally, the annual contractual maximum rate is higher than the historical rates paid on these securities. At December 31, 2008, interest on $118 million of our ARS has reset using the maximum rate reset formula.

        Also included in our municipal bond holdings at December 31, 2008 are $949 million of municipal securities which are not rated by third party credit rating agencies, but are rated by the NAIC and also internally rated by us. These holdings mainly comprise the high yield portion of our overall municipal bond portfolio and provide the opportunity to achieve incremental returns and enhanced diversification of our overall investments portfolio. Our initial investment decisions and ongoing monitoring procedures for these securities are based on a thorough due diligence process that includes, among other things, an assessment of the credit, structure, and liquidity risks of the issue and issuer.

        Corporate bonds totaled $27.63 billion at December 31, 2008. As of December 31, 2008, $13.01 billion, or 47.1% of the portfolio consisted of privately placed securities compared to $17.34 billion or 45.1% at December 31, 2007. Privately placed securities primarily consist of corporate issued senior debt securities that are in unregistered form and are directly negotiated with the borrower. All privately placed corporate securities are rated by the NAIC based on information provided to them and are also internally rated. Additionally, approximately 40.7% of the privately placed corporate securities in our portfolio are rated by an independent rating agency.

        The following table summarizes the corporate fixed income portfolio by Moody's equivalent rating as of December 31, 2008.

($ in millions)	Corporate-Public
	Non-hybrid		Hybrid		Total
Rating(1)	Fair value	Unrealized gain/loss	Fair value	Unrealized gain/loss	Fair value	Unrealized gain/loss
Aaa	$255	$(30)	$—	$—	$255	$(30)
Aa	1,264	13	94	6	1,358	19
A	4,900	(159)	364	(186)	5,264	(345)
Baa	6,379	(671)	168	(167)	6,547	(838)
Ba or lower	1,178	(323)	16	(19)	1,194	(342)

Total	$13,976	$(1,170)	$642	$(366)	$14,618	$(1,536)

($ in millions)	Corporate-Private
	Non-hybrid		Hybrid		Total
Rating(1)	Fair value	Unrealized gain/loss	Fair value	Unrealized gain/loss	Fair value	Unrealized gain/loss
Aaa	$542	$26	$—	$—	$542	$26
Aa	1,118	(38)	74	(28)	1,192	(66)
A	3,296	(190)	577	(449)	3,873	(639)
Baa	6,274	(774)	87	(99)	6,361	(873)
Ba or lower	1,023	(305)	18	(20)	1,041	(325)

Total	$12,253	$(1,281)	$756	$(596)	$13,009	$(1,877)

($ in millions)	Total Corporate
	Non-hybrid		Hybrid		Total
Rating(1)	Fair value	Unrealized gain/loss	Fair value	Unrealized gain/loss	Fair value	Unrealized gain/loss
Aaa	$797	$(4)	$—	$—	$797	$(4)
Aa	2,382	(25)	168	(22)	2,550	(47)
A	8,196	(349)	941	(635)	9,137	(984)
Baa	12,653	(1,445)	255	(266)	12,908	(1,711)
Ba or lower	2,201	(628)	34	(39)	2,235	(667)

Total	$26,229	$(2,451)	$1,398	$(962)	$27,627	$(3,413)

(1)
Moody's equivalent rating will not necessarily tie to ratings distributions from the NAIC due to potential timing differences between the various rating suppliers and the number of external rating agencies used in the determination.

        The unrealized net capital loss of $3.41 billion at December 31, 2008 is driven primarily by significantly widening credit spreads resulting from deteriorating macro economic conditions and continued credit market deterioration. Credit spread widening particularly affected our non-hybrid Baa and lower rated corporate bond holdings, contributing to approximately $2.07 billion of the unrealized net capital loss. The other significant driver of unrealized net capital losses in our corporate bond portfolio is from hybrid securities, contributing $962 million of the unrealized loss. While these securities are generally issued by highly rated financial institutions, they have structural features which make them more sensitive to credit market deterioration. Specifically, features allowing coupon deferral and the extension of call dates have severely impacted prices as the global financial system undergoes significant stress.

        The following table shows additional details of our hybrid securities reported in corporate fixed income securities.

	United Kingdom		Europe (non-UK)		Asia/Australia		North America		Total
($ in millions)	Fair value	Unrealized gain/loss	Fair value	Unrealized gain/loss	Fair value	Unrealized gain/loss	Fair value	Unrealized gain/loss	Fair value	Unrealized gain/loss
Tier 1:
Public	$84	$(64)	$74	$(78)	$18	$(8)	$248	$(217)	$424	$(367)
Private	65	(97)	233	(248)	168	(112)	127	(117)	593	(574)

	149	(161)	307	(326)	186	(120)	375	(334)	1,017	(941)
Tier 2:
Public	63	(4)	113	10	32	(2)	10	(3)	218	1
Private	8	(3)	52	(6)	103	(13)	—	—	163	(22)

	71	(7)	165	4	135	(15)	10	(3)	381	(21)

Total hybrids
Public	147	(68)	187	(68)	50	(10)	258	(220)	642	(366)
Private	73	(100)	285	(254)	271	(125)	127	(117)	756	(596)

Total	$220	$(168)	$472	$(322)	$321	$(135)	$385	$(337)	$1,398	$(962)

        Allstate's portfolio of privately placed securities are broadly diversified by issuer, industry sector, and by country. The portfolio is made up of approximately 620 issues with an average security value of approximately $21 million. Privately placed corporate obligations generally benefit from increased yields and structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities. Additionally, investments in these securities are made after extensive due diligence of the issuer, typically including direct discussions with senior management and on-site visits to company facilities. Ongoing monitoring includes direct periodic dialog with senior management of the issuer and continuous monitoring of operating performance and financial position. Every issue is internally rated with a formal rating affirmation approximately once a year.

        Foreign government securities totaled $2.68 billion, with 95.7% rated investment grade, at December 31, 2008.

        Certain collateralized securities are detailed in the following table by Moody's equivalent rating as of December 31, 2008.

($ in millions)	Fair value at December 31, 2008	% to Total investments	Aaa	Aa	A	Baa	Ba or lower
MBS
U.S. Agency	$3,284	3.4%	100.0%	—	—	—	—
Prime	621	0.7	89.5	6.0%	2.6%	1.9%	—
Alt-A	582	0.6	75.9	5.1	0.9	2.1	16.0%
Other	5	—	—	100.0	—	—	—

Total MBS	$4,492	4.7%

CMBS
CMBS	$3,819	4.0%	90.3	7.7	0.9	1.0	0.1
Commercial real estate collateralized debt obligations ("CRE CDO")	27	—	—	29.6	37.1	29.6	3.7

Total CMBS	$3,846	4.0%

ABS
ABS RMBS non-insured	$1,641	1.7%	45.8	29.4	10.2	6.7	7.9
ABS RMBS insured	426	0.4	0.9	13.8	1.9	49.8	33.6

Total ABS RMBS	2,067	2.1	36.5	26.2	8.5	15.5	13.3
Asset-backed collateralized debt obligations ("ABS CDO")	6	—	—	—	—	—	100.0

Total asset-backed securities collateralized by sub-prime residential mortgage loans	2,073	2.1
Other collateralized debt obligations:
Cash flow CLO	501	0.5	50.6	21.0	19.4	6.0	3.0
Synthetic CDO	47	0.1	6.4	34.0	—	46.8	12.8
Trust preferred CDO	74	0.1	2.7	75.6	14.9	4.1	2.7
Market value CDO	28	—	—	28.6	10.7	7.1	53.6
Project finance CDO	44	—	—	25.0	56.8	18.2	—
CDOs that invest in other CDOs ("CDO squared")	10	—	—	—	60.0	40.0	—
Collateralized bond obligations	24	—	—	—	16.7	45.8	37.5
Other CLO	50	0.1	100.0	—	—	—	—

Total other collateralized debt obligations	778	0.8	39.7	25.2	18.8	10.3	6.0

Other asset-backed securities	1,009	1.1	42.0	10.8	22.3	19.2	5.7

Total ABS	$3,860	4.0%

        During 2008, certain financial markets continued to experience price declines due to market and liquidity disruptions. We experienced this illiquidity and disruption in certain of our MBS, CMBS and ABS fixed income securities, particularly in our Prime residential mortgage-backed securities ("Prime"), Alt-A, CMBS, CRE CDO, ABS RMBS, ABS CDO and other collateralized debt obligations ("other CDO") portfolios. These portfolios totaled $7.90 billion, or approximately 8% of our total investments at December 31, 2008. Other securities markets, including certain other asset-backed and real estate-backed securities markets, also experienced illiquidity, but to a lesser degree.

        We determine the fair values of securities comprising these illiquid portfolios by obtaining information from an independent third-party valuation service provider and brokers. We confirmed the reasonableness of the fair value of these portfolios as of December 31, 2008 by analyzing available market information including, but not limited to, collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, securities' relative position within their respective capital structures, and credit ratings from statistical rating agencies.

        The following table summarizes our illiquid portfolios as of December 31, 2008.

($ in millions)	Par value(2)	Amortized cost(1)(2)	Amortized cost as a percentage of par value	Fair value	Fair value as a percentage of par value	Unrealized gain/loss
MBS
Prime	$840	$826	98.3%	$621	73.9%	$(205)
Alt-A	1,098	780	71.0	582	53.0	(198)
CMBS
CMBS	5,915	5,815	98.4	3,819	64.6	(1,996)
CRE CDO	201	25	12.4	27	13.4	2
ABS
ABS RMBS	3,681	3,174	86.2	2,067	56.2	(1,107)
ABS CDO	137	10	7.3	6	4.4	(4)
Other CDO	2,296	1,894	82.5	778	33.9	(1,116)

Total	$14,168	$12,524	88.4	$7,900	55.8	$(4,624)

(1)
Amortized cost includes other-than-temporary impairment charges, as applicable.

(2)
The difference between par value and amortized cost of $1.64 billion is primarily attributable to write-downs. Par value has been reduced by principal payments.

        The following table presents realized capital gains and losses and principal transactions relating to our illiquid portfolios for the year ended December 31, 2008.

	Realized capital gains and losses			Principal transactions
($ in millions)	Sales	Impairment write-downs	Change in intent write-downs	Sold	Principal received	Acquired
MBS
Prime	$(25)	$(9)	$(20)	$340	$103	$21
Alt-A	(37)	(206)	(138)	130	130	—
CMBS
CMBS	(15)	—	(226)	2,319	177	1,294
CRE CDO	(44)	(45)	(331)	280	5	—
ABS
ABS RMBS	(33)	(224)	(282)	142	623	—
ABS CDO	—	(63)	—	3	1	—
Other CDO	3	(335)	—	31	18	11

Total	$(151)	$(882)	$(997)	$3,245	$1,057	$1,326

        Securities included in our illiquid portfolios with a fair value less than 70% of amortized cost as of December 31, 2008 are shown in the following table.

($ in millions)	Fair value	Unrealized gain/loss
MBS
Prime	$113	$(113)
Alt-A	146	(122)
CMBS
CMBS	858	(1,625)
CRE CDO	—	—
ABS
ABS RMBS	781	(878)
ABS CDO	4	(3)
Other CDO	459	(1,054)

Total	$2,361	$(3,795)

        We continue to believe that the unrealized losses on these securities are not predictive of the ultimate performance of the underlying collateral. In the absence of further deterioration in the collateral relative to our positions in the securities' respective capital structures, which could be other than temporary, the unrealized losses should reverse over the remaining lives of the securities.

        The cash flows of the underlying mortgages or collateral for MBS, CMBS (including CRE CDO) and ABS are generally applied in a pre-determined order and are designed so that each security issued qualifies for a specific original rating. The security issue is typically referred to as the "class". For example, the "senior" portion or "top" of the capital structure which would originally qualify for a rating of Aaa is referred to as the "Aaa class" and typically has priority in receiving the principal repayments on the underlying mortgages. In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full. Although the various Aaa classes may receive principal sequentially, they may share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings or what may be referred to as more "junior" or "subordinate" securities in the capital structure. The underlying mortgages have fixed interest rates, variable interest rates (such as adjustable rate mortgages ("ARM")) or are hybrid, meaning that they contain features of both fixed and variable rate mortgages.

        MBS totaled $4.49 billion, with 97.9% rated investment grade, at December 31, 2008. The MBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages. The credit risk associated with our MBS is mitigated due to the fact that

73.1% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by U.S. government agencies or U.S. government sponsored entities ("U.S. Agency").

        Prime are collateralized by residential mortgage loans issued to prime borrowers. The following table shows our Prime portfolio as of December 31, 2008 by vintage year, based upon our participation in the capital structure.

($ in millions)	Vintage year
					Fair value	Amortized cost(1)	Unrealized gain/loss
Capital structure classification(2)	2007	2006	2005	Pre-2005
Aaa—Fixed rate	$100	$46	$90	$260	$496	$611	$(115)
Aaa—Hybrid	9	2	54	50	115	199	(84)
Aa —Fixed rate	—	—	—	7	7	8	(1)
A —Hybrid	—	—	3	—	3	8	(5)

Total	$109	$48	$147	$317	$621	$826	$(205)

(1)
Amortized cost includes other-than-temporary impairment charges, as applicable.

(2)
May not be consistent with current ratings due to downgrades.

        Alt-A can be issued by trusts backed by pools of residential mortgages with either fixed or variable interest rates. The mortgage pools can include residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The following table presents information about the collateral in our Alt-A holdings at December 31, 2008.

($ in millions)	Fair Value	% to Total Investments
Alt-A
Fixed rate	$442	0.5%
Variable rate	140	0.1

Total Alt-A	$582	0.6%

        The following table shows our Alt-A portfolio at December 31, 2008 by vintage year, based upon our participation in the capital structure.

	Vintage year
($ in millions) Capital structure classification(2)	2007	2006	2005	Pre- 2005	Fair value	Amortized cost(1)	Unrealized gain/loss
Aaa—Fixed rate	$44	$119	$105	$151	$419	$537	$(118)
Aaa—Hybrid	—	2	8	13	23	45	(22)
Aaa—Option adjustable rate mortgage	34	25	13	1	73	101	(28)
Aa—Fixed rate	—	7	16	—	23	25	(2)
Aa—Option adjustable rate mortgage	—	—	2	9	11	14	(3)
A and lower	4	20	9	—	33	58	(25)

Total	$82	$173	$153	$174	$582	$780	$(198)

(1)
Amortized cost includes other-than-temporary impairment charges, as applicable.

(2)
May not be consistent with current ratings due to downgrades.

        CMBS totaled $3.85 billion, with 99.9% rated investment grade, at December 31, 2008. The CMBS portfolio is subject to credit risk, but unlike other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates. Approximately 91.0% of the CMBS investments are structured securities collateralized by pools of commercial mortgages, broadly diversified across property types and geographical area.

        The following table shows our CMBS portfolio, excluding CRE CDO, at December 31, 2008 by vintage year, based upon our participation in the capital structure.

($ in millions) Capital structure classification(2)	Par value	Amortized cost(1)	Fair value	Unrealized gain/loss
Aaa
2007:
Super senior(3)	$383	$378	$263	$(115)
Mezzanine senior(4)	130	122	58	(64)
Subordinated senior(5)	596	569	166	(403)
Other(6)	21	22	9	(13)

	1,130	1,091	496	(595)
2006:
Super senior(3)	121	121	79	(42)
Mezzanine senior(4)	81	77	41	(36)
Subordinated senior(5)	314	300	94	(206)
Other(6)	63	64	45	(19)

	579	562	259	(303)
2005:
Super senior(3)	326	329	260	(69)
Mezzanine senior(4)	22	22	13	(9)
Subordinated senior(5)	108	115	48	(67)
Other(6)	95	95	70	(25)

	551	561	391	(170)
Pre-2005(7)	2,126	2,154	1,936	(218)

Aaa total	4,386	4,368	3,082	(1,286)
Aa	1,111	1,179	522	(657)
A	350	225	172	(53)
Baa	64	39	39	—
Ba or lower	4	4	4	—

Total CMBS	$5,915	$5,815	$3,819	$(1,996)

(1)
Amortized cost includes other-than-temporary impairment charges, as applicable.

(2)
May not be consistent with current ratings due to upgrades and downgrades.

(3)
Most senior of the Aaa rated tranches, typically has a high level of credit enhancement of approximately 30%, meaning actual losses in the deal have to reach 30% before incurring a first dollar loss.

(4)
Middle Aaa rated tranche, typically having credit enhancement of approximately 20%, are subordinate only to the Super senior bonds.

(5)
Lowest Aaa rated tranche, typically with credit enhancement in the low teens. This bond is subordinate to the Super senior and Mezzanine senior tranches, but still senior to all tranches rated below Aaa.

(6)
Includes Aaa bonds that were originated in 2005 through 2007 that do not fall into the categories above. These are non-traditional CMBS bonds (large loan pools, single borrower transactions) that did not have a Aaa Senior type breakdown.

(7)
Prior to 2005, the Aaa bonds in a transaction were generally not divided into Super senior, Mezzanine senior, or Subordinated senior (with the exception of a few deals structured very late in 2004); therefore all 2004 and prior Aaa-rated securities are grouped into this category.

        The unrealized net capital loss of $2.00 billion at December 31, 2008 on our CMBS portfolio was a result of significant widening of credit spreads due to deteriorating macro economic conditions and continued credit market deterioration. Credit spread widening occurred in all rating classes but was particularly evident in our subordinated senior Aaa, Pre-2005 Aaa-rated and lower rated securities. These holdings accounted for $1.66 billion, or approximately 83% of the unrealized net capital loss. Our analysis suggests that the vast majority of our CMBS portfolio is well insulated from a severe rise in commercial mortgage default rates. Credit protections in the portfolio, including those on subordinated senior Aaa and Aa-rated securities, are multiples of historic high commercial mortgage loss experience and well in excess of our current loss expectations.

        CRE CDO are structured securities secured primarily by CMBS and other commercial mortgage debt obligations. These securities are generally less liquid and have a higher risk profile than other CMBS. The following table shows our CRE CDO portfolio at December 31, 2008 by vintage year, based upon our participation in the capital structure.

	Vintage year
				Fair value	Amortized cost(1)	Unrealized gain/loss
($ in millions)	2007	2006	2005
Capital structure classification(2)
Aa	$1	$14	$1	$16	$14	$2
A	3	1	4	8	8	—
Baa	1	1	1	3	3	—

Total	$5	$16	$6	$27	$25	$2

(1)
Amortized cost includes other-than-temporary impairment charges, as applicable.

(2)
May not be consistent with current ratings due to downgrades.

        ABS totaled $3.86 billion, with 92.0% rated investment grade, at December 31, 2008. Credit risk is managed by monitoring the performance of the collateral. In addition, many of the securities in the ABS portfolio are credit enhanced with features such as over-collateralization, subordinated structures, reserve funds, guarantees and/or insurance. A portion of the ABS portfolio is also subject to interest rate risk since ultimate realized yields are affected by the rate of prepayment of the underlying assets.

        ABS RMBS includes securities that are collateralized by mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history. It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower's credit history. $1.66 billion or 80.2% of the ABS RMBS portfolio consisted of securities that were issued during 2005, 2006 and 2007. At December 31, 2008, 41.0% of securities issued during 2005, 2006 and 2007 were rated Aaa, 20.1% rated Aa, 5.5% rated A, 17.5% rated Baa and 15.9% rated Ba or lower.

        The following table presents additional information about our ABS RMBS portfolio including a summary by first and second lien collateral at December 31, 2008.

($ in millions)	Fair Value	% to Total investments
ABS RMBS
First lien:
Fixed rate(1)	$594	0.6%
Variable rate(1)	1,085	1.1

Total first lien(2)	1,679	1.7
Second lien:
Insured	295	0.3
Other	93	0.1

Total second lien(3)	388	0.4

Total ABS RMBS	$2,067	2.1%

(1)
Fixed rate and variable rate refer to the primary interest rate characteristics of the underlying mortgages at the time of issuance.

(2)
The credit ratings of the first lien ABS RMBS were 41.8% Aaa, 30.3% Aa, 10.0% A, 9.2% Baa and 8.7% Ba or lower at December 31, 2008.

(3)
The credit ratings of the second lien ABS RMBS were 13.7% Aaa, 8.2% Aa, 1.8% A, 43.3% Baa and 33.0% Ba or lower at December 31, 2008.

        The following table includes first lien non-insured ABS RMBS by vintage year and the interest rate characteristics of the underlying mortgage product.

($ in millions)	Variable rate	Fixed rate	Fair value	Amortized cost(1)	Unrealized gain/loss
Total first lien non-insured ABS RMBS
2007	$124	$187	$311	$546	$(235)
2006	420	143	563	762	(199)
2005	226	112	338	496	(158)
Pre-2005	268	68	336	472	(136)

Total	$1,038	$510	$1,548	$2,276	$(728)

(1)
Amortized cost includes other-than-temporary impairment charges, as applicable.

        We also own approximately $93 million of second lien ABS RMBS non-insured securities, representing 80.2% of amortized cost. Approximately $39 million, or 41.9%, of this portfolio are 2006 and 2007 vintage years. Together with the first lien non-insured ABS RMBS in the table above, this comprises our $1.64 billion of non-insured ABS RMBS.

        At December 31, 2008, $426 million or 20.6% of the total ABS RMBS securities are insured by 6 bond insurers and 66.4% of these insured securities were rated investment grade. The following table shows our insured ABS RMBS portfolio at December 31, 2008 by vintage year for the first lien and second lien collateral.

	Vintage year
($ in millions)	2007	2006	2005	Pre- 2005	Fair value	Amortized cost(1)	Unrealized gain/loss
First lien:	$35	$15	$70	$11	$131	$194	$(63)
Second lien:	112	110	50	23	295	588	(293)

Total insured ABS RMBS	$147	$125	$120	$34	$426	$782	$(356)

(1)
Amortized cost includes other-than-temporary impairment charges, as applicable.

        Other CDO totaled $778 million, with 94.0% rated investment grade, at December 31, 2008. Other CDO consist primarily of obligations secured by high yield and investment grade corporate credits including cash flow CLO, synthetic CDO, trust preferred CDO, market value CDO, project finance CDO, CDO squared, collateralized bond obligations and other CLO.

        The following table presents realized and unrealized capital gains and losses and principal transactions on our other CDO portfolio for the years ended December 31, 2008.

	Realized capital gains and losses(1)			Principal transactions
($ in millions)	Sales	Impairment write-downs	Unrealized gain/loss	Sold	Principal received	Acquired
Other CDO
Cash flow CLO	$—	$(65)	$(690)	$9	$6	$11
Synthetic CDO	—	(186)	(160)	2	—	—
Trust preferred CDO	—	(28)	(91)	—	11	—
Market value CDO	2	(38)	(65)	2	—	—
Project finance CDO	—	—	(36)	—	—	—
CDO squared	—	—	(67)	—	—	—
Collateralized bond obligations	—	—	(7)	1	1	—
Other CLO	1	(18)	—	17	—	—

Total	$3	$(335)	$(1,116)	$31	$18	$11

(1)
For the year ended December 31, 2008, there were no change in intent write-downs.

        Cash flow CLO are structures where the underlying assets are primarily comprised of below investment grade senior secured corporate loans. The collateral is actively managed by external managers that monitor the collateral performance. The underlying investments are well diversified across industries and among issuers and there have been no downgrades in the portfolio. Cash flow CLO issues differ by seniority. A transaction will typically issue notes with various capital structure class (i.e. Aaa, Aa, A, etc.) as well as equity. The following table shows our cash flow CLO portfolio at December 31, 2008 by vintage year, based upon our participation in the capital structure.

($ in millions)	Vintage year
						Fair value	Amortized cost(2)	Unrealized gain/loss
Capital structure classification(1)	2008	2007	2006	2005	Pre-2005
Aaa	$—	$—	$58	$52	$144	$254	$350	$(96)
Aa	2	39	48	7	10	106	296	(190)
A	1	22	24	16	34	97	454	(357)
Baa	—	—	5	8	25	38	78	(40)
Ba or below	—	4	2	—	—	6	13	(7)

Total	$3	$65	$137	$83	$213	$501	$1,191	$(690)

(1)
May not be consistent with current ratings due to downgrades.

(2)
Amortized cost includes other-than-temporary impairment charges, as applicable.

        Synthetic CDO primarily consist of a portfolio of corporate credit default swaps ("CDS") which are collateralized by Aaa rated LIBOR-based securities (i.e. "fully funded" synthetic CDO). Our synthetic CDO collateral primarily is actively managed by an external manager monitoring the CDS selection and performance. The following table shows our synthetic CDO at December 31, 2008 by vintage year, based upon our participation in the capital structure.

($ in millions)	Vintage year
			Fair value	Amortized cost(2)	Unrealized gain/loss
Capital structure classification(1)	2007	2006
Aaa	$25	$—	$25	$85	$(60)
Aa	6	16	22	122	(100)

Total	$31	$16	$47	$207	$(160)

(1)
May not be consistent with current ratings due to downgrades.

(2)
Amortized cost includes other-than-temporary impairment charges, as applicable.

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

        Other asset-backed securities totaled $1.01 billion at December 31, 2008 and consist primarily of investments secured by portfolios of credit card loans, auto loans, student loans and other consumer and corporate obligations. As of December 31, 2008, the net unrealized losses on these securities were $232 million. Additionally, 24.3% of the other asset-backed securities that are rated Aaa, Aa, A and Baa were insured by five bond insurers. During 2008, we sold $229 million of these securities recognizing a loss of $1 million. In addition, we acquired

$46 million of securities during 2008. We also collected $177 million of principal repayments consistent with the expected cash flows during 2008.

        Insured Investments    As of December 31, 2008, we hold $12.29 billion of fixed income securities that are insured by bond insurers, including approximately $11.58 billion or 53.0% of our municipal bond portfolio, $426 million of our ABS RMBS and $252 million of our other asset-backed securities. Additionally, we hold $4 million of corporate bonds and $(13) million in credit default swaps that were directly issued by these bond insurers. 53.0% of our municipal bond portfolio is insured by nine bond insurers and 38.4% of these securities have a Moody's equivalent rating of Aaa or Aa. Our practices for acquiring and monitoring municipal bonds primarily are based on the quality of the primary obligor. As of December 31, 2008, we believe the valuations already reflected a decline in the value of the insurance, and further related declines if any, are not expected to be material. While the valuation of these holdings may be temporarily impacted by negative and rapidly changing market developments, we continue to have the intent and ability to hold the bonds and expect to receive all of the contractual cash flows. As of December 31, 2008, 48.2% of our insured municipal bond portfolio was insured by MBIA, Inc., 24.7% by Ambac Financial Group, Inc., 19.8% by Financial Security Assurance Inc. and 2.7% by Financial Guarantee Insurance Company.

        Credit ratings without the insurance guarantee are not available in certain cases where the issuer does not solicit the rating agency to provide the rating without the insurance guarantee and, as a result, the rating agency does not disclose it. The ratings of our holdings with insurance guarantee generally follow the rating of the bond insurer. In cases where the rating of the bond insurer is lower than that of the underlying security, the rating without insurance guarantee could be higher than that with the guarantee.

        The following table shows our insured investments by Moody's equivalent rating with and without the impact to the rating from the insurance guarantee, where it is available, as of December 31, 2008.

($ in millions)
Rating with Insurance Guarantee			Rating without Insurance Guarantee
Rating	Fair value	Percent to total	Rating	Fair value	Percent to total
Municipal bonds
Aaa	$250	2.2%	Aaa	$20	0.2%
Aa	4,193	36.2	Aa	2,408	20.8
A	3,946	34.1	A	5,909	51.0
Baa	3,145	27.2	Baa	1,705	14.7
Ba	3	—	Ba	90	0.8
B	38	0.3	B	61	0.5
Caa or lower	—	—	Caa or lower	7	0.1
Rating without Insurance Guarantee not provided ("NA")	—	—	NA	1,375	11.9

Total municipal bonds	$11,575	100.0%		$11,575	100.0%

ABS RMBS
Aaa	$4	0.9%	Aaa	$20	4.7%
Aa	59	13.8	Aa	48	11.3
A	8	1.9	A	59	13.8
Baa	212	49.8	Baa	28	6.6
Ba	52	12.2	Ba	20	4.7
B	31	7.3	B	25	5.9
Caa or lower	60	14.1	Caa or lower	23	5.4
NA	—	—	NA	203	47.6

Total ABS RMBS	$426	100.0%		$426	100.0%

Other asset-backed securities
Aaa	$20	7.9%	Aaa	$—	—%
Aa	24	9.5	Aa	—	—
A	73	29.0	A	8	3.2
Baa	128	50.8	Baa	134	53.2
Ba or lower	7	2.8	Ba or lower	—	—
NA	—	—	NA	110	43.6

Total other asset-backed securities	$252	100.0%		$252	100.0%

        Equity securities    Equity securities include common stocks, real estate investment trust equity investments and non-redeemable preferred stocks. The equity securities portfolio was $2.81 billion at December 31, 2008 compared to $5.26 billion at December 31, 2007. The decrease is primarily attributable to sales of equity securities with realized gains of $751 million and realized losses of $1.45 billion. Gross unrealized gains totaled $112 million at December 31, 2008 compared to $1.10 billion at December 31, 2007. Gross unrealized losses totaled $444 million at December 31, 2008 compared to $106 million at December 31, 2007.

        At December 31, 2008, equity securities included $917 million effectively carried on a lower of cost or fair value basis due to the nature of the investment management style employed. There were no equity securities effectively carried on a lower of cost or fair value as of December 31, 2007.

        Mortgage loans    Our mortgage loan portfolio, which is primarily held in the Allstate Financial portfolio, was $10.23 billion and $10.83 billion at December 31, 2008 and 2007, respectively, and comprised primarily of loans secured by first mortgages on developed commercial real estate. Geographical and property type diversification are key considerations used to manage our exposure. The portfolio is diversified across several property types. Our largest exposure to any metropolitan area is also highly diversified, with the largest exposure not exceeding

10% of the portfolio. The average debt service coverage ratio represents the amount of cash flows available by the borrower to meet its principal and interest payment obligations. The average debt service coverage ratio of the portfolio as of December 31, 2008 was approximately 2.0, and only approximately 3.1% of the mortgage loan portfolio had a debt service coverage ratio under 1.0.

        We closely monitor our commercial mortgage loan portfolio on a loan-by-loan basis. Loans with an estimated collateral value less than the loan balance, as well as loans with other characteristics indicative of higher than normal credit risks, are reviewed at least quarterly for purposes of establishing valuation allowances and placing loans on non-accrual status as necessary. The underlying collateral values are based upon either discounted property cash flow projections or a commonly used valuation method that utilizes a one-year projection of expected annual income divided by a market based expected rate of return. We had $4 million of realized capital losses related to valuation allowances on mortgage loans for the year ended December 31, 2008 and had no realized capital losses related to valuation allowances on mortgage loans for the year ended December 31, 2007. Additionally, realized capital losses due to changes in intent to hold mortgage loans to maturity totaled $74 million and $30 million for the years ended December 31, 2008 and 2007, respectively. For further detail, see Note 5 to the consolidated financial statements.

        Limited partnership interests consist of investments in private equity/debt funds, real estate funds and hedge funds. The overall limited partnership interests portfolio is well diversified across a number of metrics including fund sponsors, vintage years, strategies, geography (including international), and company/property types.

        The following table presents information about our limited partnership interests as of December 31, 2008.

($ in millions)	Private equity/debt funds	Real estate funds	Hedge funds	Total
Cost method of accounting ("Cost")	$733	$398	$97	$1,228
Equity method of accounting	654	431	478	1,563

Total	$1,387	$829	$575	$2,791

Number of sponsors	86	39	13
Number of individual funds	138	76	80
Largest exposure to single fund	$43	$48	$43

        Our aggregate limited partnership exposure represented 2.9% and 2.1% of total invested assets as of December 31, 2008 and December 31, 2007, respectively.

        The following table shows the income from our limited partnership interests by fund type and accounting classification for the years ended December 31.

	2008			2007
		Equity method of accounting(1)			Equity method of accounting
	Cost		Total	Cost		Total
($ in millions)
Private equity/debt funds	$28	$87	$115	$58	$55	$113
Real estate funds	8	(35)	(27)	36	79	115
Hedge funds	1	(124)	(123)	1	64	65

Total	$37	$(72)	$(35)	$95	$198	$293

(1)
Beginning in the fourth quarter of 2008, income from EMA LP is reported in realized capital gains and losses. EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income.

        Loss from limited partnership interests was $35 million for 2008 versus income of $293 million for 2007. The loss from limited partnership interests in 2008 compared to income in 2007 is primarily related to losses from partnerships accounted for under equity method of accounting resulting from reduced valuations on the net asset value of the partnerships. Further, income on EMA LP is recognized on a delay due to the availability of the related financial statements. The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds and real estate funds are generally on a three-month delay as of December 31, 2008. As such, the income recognized through December 31, 2008 for EMA LP may not include the full impact for calendar year investment market changes as they will ultimately impact the valuation of the underlying assets or liabilities within the partnerships. Limited partnership interests accounted for under the cost method of accounting recognize income only upon cash distributions by the partnership.

        Short-term investments    Our short-term investment portfolio was $8.91 billion and $3.06 billion at December 31, 2008 and 2007, respectively. The increase in short-term investments was primarily due to liquidity management actions. We invest available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of less than one year.

        Other investments    Our other investments as of December 31, 2008 are comprised primarily of $1.04 billion of bank loans, $1.14 billion of policy loans and $301 million of certain derivatives, including credit default swaps. Bank loans are comprised primarily of senior secured corporate loans and are carried at amortized cost. Policy loans are carried at the unpaid principal balances.

        Credit default swaps ("CDS") are utilized for both buying and selling credit protection against a specified credit event. In selling protection, CDS are used to replicate fixed income securities and to complement the cash market when credit exposure to certain issuers is not available or when the derivative alternative is less expensive than the cash market alternative. We are not selling protection to acquire revenues as a business activity. When buying protection, the objective is to mitigate credit risk on fixed income holdings in our portfolio. Credit risk includes both default risk and market value exposure due to spread widening. CDS typically have a five-year term. The following table shows the CDS notional amounts and fair value of protection bought or sold as of December 31, 2008.

	Notional amounts
					Fair value to notional amount
($ in millions)	Property- Liability	Allstate Financial	Total	Fair value(1)
Buying protection (recoverable)
Single name	$436	$422	$858	$37	4.3%
Index	638	723	1,361	37	2.7

Total buying protection	$1,074	$1,145	$2,219	$74	3.3

Selling protection (payable)
Single name	$200	$272	$472	$(50)	(10.6)
First-to-default	—	245	245	(48)	(19.6)
Index	339	—	339	(16)	(4.7)

Total selling protection	$539	$517	$1,056	$(114)	(10.8)

(1)
Included as a component of other investments and other liabilities and accrued expenses on the Consolidated Statements of Financial Position.

        In buying and selling protection CDS, we buy or sell credit protection on an identified single name, a basket of names in a first-to-default ("FTD") structure or credit derivative index ("CDX") that is generally investment grade, and in return pay or receive periodic premiums through expiration or termination of the agreement. With single name CDS, the premium or credit spread generally corresponds to the difference between the yield on the referenced name's public fixed maturity cash instruments and swap rates, at the time the agreement is executed. With FTD baskets, because of the additional credit risk inherent in a basket of named credits, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket and correlation between the names. CDX index is utilized to take a position on multiple (generally 125) credit entities. Credit events are typically defined as bankruptcy, failure to pay, or restructuring, depending on the nature of the reference credit. If a credit event occurs, we settle with the counterparty, either through physical settlement or cash settlement. In a physical settlement, a reference asset is delivered by the buyer of protection to the seller of protection, in exchange for cash payment at par, while in a cash settlement, the seller pays the difference between par and the prescribed value of the reference asset. When such an event occurs in a single name or FTD basket (for FTD, the first such event occurring for any one name in the basket), the contract terminates at time of settlement. For CDX index, the reference entity's name incurring the credit event is removed from the index while the contract continues until expiration. The maximum payout on a CDS is the contract notional amount. For all CDS, once a credit event and settlement has occurred, there may be subsequent recoveries. Recovery amounts, if any, vary and they may reduce the ultimate amount of net gain or loss.

        Unrealized net capital losses    See Note 5 of the consolidated financial statements for further disclosures regarding unrealized losses on fixed income and equity securities and factors considered in determining whether securities are other-than-temporarily impaired. The unrealized net capital losses totaled $8.81 billion as of December 31, 2008, compared to unrealized net capital gains of $1.91 billion at December 31, 2007 as a result of significantly widening credit spreads and declining equity markets.

        The following table presents unrealized net capital gains and losses, pre-tax and after-tax at December 31.

($ in millions)	2008	2007
U.S. government and agencies	$962	$918
Municipal	(1,717)	720
Corporate	(3,413)	90
Foreign government	469	394
MBS	(334)	(43)
CMBS	(1,994)	(308)
ABS	(2,459)	(816)
Redeemable preferred stock	(10)	1

Fixed income securities	(8,496)	956
Equity securities	(332)	990
Short-term investments	3	—
Derivatives	11	(33)

Unrealized net capital gains and losses, pre-tax	(8,814)	1,913
Amounts recognized for:
Insurance reserves(1)	(378)	(1,059)
DAC and DSI(2)	3,500	512

Amounts recognized	3,122	(547)
Deferred income taxes	1,954	(478)

Unrealized net capital gains and losses, after-tax	$(3,738)	$888

(1)
The insurance reserves adjustment represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product portfolios were realized and reinvested at current lower interest rates, resulting in a premium deficiency. Although we evaluate premium deficiencies on the combined performance of our life insurance and immediate annuities with life contingencies, the adjustment primarily relates to structured settlement annuities with life contingencies, in addition to annuity buy-outs and certain payout annuities with life contingencies.

(2)
The DAC and DSI adjustment represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized. Recapitalization of the DAC and DSI balances is limited to the originally deferred costs plus interest.

        The net unrealized loss for the fixed income portfolio totaled $8.50 billion, comprised of $2.54 billion of gross unrealized gains and $11.04 billion of gross unrealized losses at December 31, 2008. This is compared to a net unrealized gain for the fixed income portfolio totaling $956 million at December 31, 2007, comprised of $3.15 billion of gross unrealized gains and $2.20 billion of gross unrealized losses.

        Gross unrealized gains and losses on fixed income securities by type and sector are provided in the table below.

			Gross unrealized			Amortized cost as a percent of par value
	Par value(1)	Amortized cost			Fair value		Fair value as a percent of par value
($ in millions)			Gains	Losses
At December 31, 2008
Corporate:
Banking	$4,752	$4,378	$93	$(943)	$3,528	92.1%	74.2%
Financial services	4,654	3,604	23	(571)	3,056	77.4	65.7
Consumer goods (cyclical and non-cyclical)	5,135	5,072	54	(486)	4,640	98.8	90.4
Utilities	5,422	5,383	132	(434)	5,081	99.3	93.7
Capital goods	3,091	3,048	43	(299)	2,792	98.6	90.3
Communications	2,011	1,918	19	(188)	1,749	95.4	87.0
Basic industry	1,658	1,661	6	(183)	1,484	100.2	89.5
Transportation	1,696	1,706	26	(179)	1,553	100.6	91.6
Energy	1,672	1,652	15	(145)	1,522	98.8	91.0
Technology	1,028	1,006	18	(105)	919	97.9	89.4
Other	1,921	1,612	34	(343)	1,303	83.9	67.8

Total corporate fixed income portfolio	33,040	31,040	463	(3,876)	27,627	93.9	83.6

ABS	7,494	6,319	13	(2,472)	3,860	84.3	51.5
Municipal	30,640	23,565	467	(2,184)	21,848	76.9	71.3
CMBS	6,116	5,840	10	(2,004)	3,846	95.5	62.9
MBS	5,183	4,826	85	(419)	4,492	93.1	86.7
Foreign government	3,152	2,206	544	(75)	2,675	70.0	84.9
Redeemable preferred stock	40	36	—	(10)	26	90.0	65.0
U.S. government and agencies	5,277	3,272	963	(1)	4,234	62.0	80.2

Total fixed income securities	$90,942	$77,104	$2,545	$(11,041)	$68,608	84.8	75.4

(1)
Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity.

        The banking, financial services, consumer goods, and utilities sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at December 31, 2008. The gross unrealized losses in these sectors were primarily the result of significantly widening credit spreads. As of December 31, 2008, $3.18 billion or 82.0% of the gross unrealized losses in the corporate fixed income portfolio and $6.60 billion or 92.1% of the gross unrealized losses in the remaining fixed income securities related to securities rated investment grade. Credit spreads are the additional yield on fixed income securities above the risk-free rate (typically defined as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks for fixed income securities with consistent terms. Credit spreads vary with the market's perception of risk and liquidity in a specific issuer or specific sectors. Credit spreads can widen (increase) or tighten (decrease) and may offset or add to the effects of risk-free interest rate changes in the valuation of fixed income securities from period to period.

        All securities in an unrealized loss position at December 31, 2008 were included in our portfolio monitoring process for determining whether declines in value are other than temporary.

        The following tables show the composition by credit quality using Moody's equivalent rating of the fixed income securities with gross unrealized losses at December 31, 2008.

	Rating(1)
($ in millions)	Aaa	Aa	A	Baa	Ba	B	Caa or lower	In or near default	Total unrealized loss	Fair value
At December 31, 2008
Corporate:
Banking	$—	$(47)	$(673)	$(198)	$(22)	$(3)	$—	$—	$(943)	$2,459
Financial services	(46)	(43)	(209)	(231)	(39)	(1)	(2)	—	(571)	2,503
Consumer goods (cyclical and non-cyclical)	—	(4)	(58)	(232)	(137)	(40)	(13)	(2)	(486)	3,080
Utilities	—	(7)	(58)	(308)	(51)	(3)	(7)	—	(434)	3,359
Capital goods	—	(1)	(40)	(165)	(51)	(39)	(3)	—	(299)	1,897
Communications	—	—	(6)	(103)	(50)	(26)	(3)	—	(188)	1,289
Basic industry	—	(4)	(15)	(101)	(27)	(36)	—	—	(183)	1,208
Transportation	—	—	(42)	(78)	(56)	(2)	(1)	—	(179)	928
Energy	—	(3)	(6)	(107)	(18)	(11)	—	—	(145)	1,080
Technology	(1)	(3)	(17)	(53)	(14)	(16)	(1)	—	(105)	663
Other	—	(1)	(71)	(260)	(11)	—	—	—	(343)	864

Total corporate fixed income portfolio	(47)	(113)	(1,195)	(1,836)	(476)	(177)	(30)	(2)	(3,876)	19,330

ABS	(372)	(641)	(622)	(561)	(103)	(79)	(68)	(26)	(2,472)	3,595
Municipal	(226)	(468)	(443)	(780)	(114)	(142)	(11)	—	(2,184)	12,578
CMBS	(1,322)	(642)	(25)	(15)	—	—	—	—	(2,004)	3,628
MBS	(301)	(37)	(13)	(29)	(14)	(25)	—	—	(419)	1,608
Foreign government	(1)	—	(5)	(27)	(19)	(23)	—	—	(75)	364
Redeemable preferred stock	—	—	—	(9)	(1)	—	—	—	(10)	18
U.S. government and agencies	(1)	—	—	—	—	—	—	—	(1)	230

Total fixed income securities	$(2,270)	$(1,901)	$(2,303)	$(3,257)	$(727)	$(446)	$(109)	$(28)	$(11,041)	$41,351

Rating % to total unrealized loss

(1)
Moody's equivalent rating will not necessarily tie to ratings distributions from the NAIC due to potential timing differences between the various rating suppliers and the number of external rating agencies used in the determination.

        The scheduled maturity dates for fixed income securities in an unrealized loss position at December 31, 2008 are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

($ in millions)	Unrealized loss	Percent to total	Fair value	Percent to total
Due in one year or less	$(26)	0.2%	$963	2.3%
Due after one year through five years	(924)	8.4	8,218	19.9
Due after five years through ten years	(1,423)	12.9	7,291	17.6
Due after ten years	(5,777)	52.3	19,676	47.6
MBS and ABS(1)	(2,891)	26.2	5,203	12.6

Total	$(11,041)	100.0%	$41,351	100.0%

(1)
Because of the potential for prepayment, these securities are not categorized based on their contractual maturities.

        For fixed income securities, 60.4% of the gross unrealized losses at December 31, 2008 were from $5.83 billion of securities with a fair value below 70% of amortized cost, or 8.5% of our fixed income portfolio, at December 31, 2008. The percentage of fair value to amortized cost for fixed income securities with gross unrealized losses at December 31, 2008 are shown in the following table.

($ in millions)	Par value(1)	Unrealized (loss) gain		Fair value		% to Total fixed income securities
> 80% of amortized cost	$34,334	$(2,671)		$30,242		44.1%
70% to 80% of amortized cost	7,708	(1,703)		5,283		7.7
< 70% of amortized cost(2)	17,404	(6,667)		5,826		8.5

Gross unrealized losses on fixed income securities	59,446	(11,041)		41,351		60.3
Gross unrealized gains on fixed income securities	31,496	2,545		27,257		39.7

Net unrealized gains and losses on fixed income securities	$90,942	$(8,496	)(3)	$68,608	(3)	100.0%

(1)
Included in par value are $9.66 billion of zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity.

(2)
Illiquid portfolios represent $3.80 billion of net unrealized losses and $2.36 billion of fair value.

(3)
Illiquid portfolios represent $4.62 billion of net unrealized losses and $7.90 billion of fair value.

        The following table presents gross unrealized losses by type of fixed income security with a fair value below 70% of amortized cost.

($ in millions)	Fair value	Gross unrealized losses
U.S. government and agencies	$—	$—
Municipal	867	(745)
Corporate	2,397	(1,983)
Foreign government	29	(28)
MBS	259	(235)
CMBS	858	(1,625)
ABS	1,403	(2,042)
Redeemable preferred stock	13	(9)

Total fixed income securities	$5,826	$(6,667)

        We continue to believe that the unrealized losses on these securities are not predictive of the ultimate performance. The unrealized losses should reverse over the remaining lives of the securities. As of December 31, 2008, we have the intent and ability to hold these securities to recovery. Our ability to do so is substantially enhanced by our liquidity position, which cushions us from the need to liquidate securities with significant unrealized losses to meet cash obligations. During 2008, our fixed income securities portfolio provided approximately $8.61 billion in principal and interest cash flows, of which substantially all have been received in accordance with the contractual terms.

        The equity portfolio is comprised of securities in the following sectors.

(in millions)		Gross unrealized
At December 31, 2008	Cost	Gains	Losses	Fair value
Consumer goods (cyclical and non-cyclical)	$548	$27	$(68)	$507
Banking	194	6	(52)	148
Financial services	210	4	(41)	173
Energy	240	45	(32)	253
Basic industry	75	5	(21)	59
Utilities	87	3	(17)	73
Real estate	122	4	(11)	115
Technology	79	5	(10)	74
Capital goods	96	3	(9)	90
Communications	111	3	(5)	109
Transportation	31	4	(4)	31
Other(1)	1,344	3	(174)	1,173

Total equity securities	$3,137	$112	$(444)	$2,805

(1)
Other consists primarily of index-based securities.

        The net unrealized loss for the equity portfolio totaled $332 million, comprised of $112 million of unrealized gains and $444 million of unrealized losses at December 31, 2008. This is compared to a net unrealized gain for the equity portfolio totaling $990 million at December 31, 2007, comprised of $1.10 billion of unrealized gains and $106 million of unrealized losses. Within the equity portfolio, the losses were primarily concentrated in the consumer goods, banking, financial services, energy, basic industry, utilities, real estate and technology sectors. The unrealized losses in these sectors were company and sector specific. All securities in an unrealized loss position at December 31, 2008 were included in our portfolio monitoring process for determining whether declines in value are other than temporary.

        Portfolio Monitoring    We have a comprehensive portfolio monitoring process to identify and evaluate, on a case-by-case basis, fixed income and equity securities whose carrying value may be other-than-temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify situations where the fair value, compared to amortized cost for fixed income securities and cost for equity securities, is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings, ratings downgrades or payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. All investments in an unrealized loss position at December 31, 2008 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

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

	December 31, 2008				December 31, 2007
	Fixed income				Fixed income
($ in millions except number of issues)	Investment grade	Below investment grade	Equity	Total	Investment grade	Below investment grade	Equity	Total
Category (I): Unrealized loss less than 20% of cost(1)
Number of issues	4,303	275	112	4,690	4,058	379	322	4,759
Fair value	$29,070	$1,172	$1,269	$31,511	$31,489	$2,446	$884	$34,819
Unrealized	$(2,523)	$(147)	$(74)	$(2,744)	$(1,391)	$(146)	$(66)	$(1,603)
Category (II): Unrealized loss greater than or equal to 20% of cost for a period of less than 6 consecutive months(1)
Number of issues	1,216	356	221	1,793	176	21	192	389
Fair value	$8,445	$1,555	$676	$10,676	$1,096	$134	$102	$1,332
Unrealized	$(5,365)	$(902)	$(365)	$(6,632)	$(578)	$(80)	$(38)	$(696)
Category (III): Unrealized loss greater than or equal to 20% of cost for a period of 6 or more consecutive months, but less than 12 consecutive months(1)
Number of issues	208	29	1	238	—	—	5	5
Fair value	$878	$136	$2	$1,016	$—	$—	$1	$1
Unrealized	$(1,686)	$(197)	$(1)	$(1,884)	$—	$—	$(2)	$(2)
Category (IV): Unrealized loss greater than or equal to 20% of cost for 12 or more consecutive months(1)
Number of issues	41	5	1	47	—	—	—	—
Fair value	$79	$16	$3	$98	$—	$—	$—	$—
Unrealized	$(200)	$(21)	$(4)	$(225)	$—	$—	$—	$—

Total number of issues	5,768	665	335	6,768	4,234	400	519	5,153

Total fair value(2)	$38,472	$2,879	$1,950	$43,301	$32,585	$2,580	$987	$36,152

Total unrealized losses	$(9,774)	$(1,267)	$(444)	$(11,485)	$(1,969)	$(226)	$(106)	$(2,301)

(1)
For fixed income securities, cost represents amortized cost.

(2)
At December 31, 2008, 93.0% of the fixed income securities portfolio was rated investment grade compared to 92.7% at December 31, 2007.

        The largest individual unrealized loss was $17 million for category (I), $105 million for category (II), $38 million for category (III) and $27 million for category (IV) as of December 31, 2008.

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

        At December 31, 2008, Category (III) for fixed income was comprised primarily of fair values of $361 million of ABS RMBS, $133 million of cash flow CLO, $130 million of corporate private and $94 million of CMBS, for a total of $718 million with unrealized losses of $444 million, $420 million, $139 million and $408 million, respectively, for a total of $1.41 billion unrealized losses. No other security type individually represents more than $56 million of fair value within this category.

        Of the unrealized losses on below investment grade securities, 17.2% were in significant unrealized loss positions (greater than or equal to 20% of amortized cost) for six or more consecutive months prior to December 31, 2008. Included among the securities rated below investment grade are high-yield bonds and securities that were investment grade when originally acquired. We mitigate the credit risk of investing in below investment grade fixed income securities by limiting the percentage of our fixed income portfolio invested in such securities, through diversification of the portfolio, active credit monitoring and portfolio management activities. We continue to believe that the unrealized losses on these securities are not predictive of the ultimate performance.

        Whenever our initial analysis indicates that a fixed income security's unrealized loss of 20% or more for at least 36 months or any equity security's unrealized loss of 20% or more for at least 12 months is temporary, additional evaluations and management approvals are required to substantiate that a write-down is not appropriate. As of December 31, 2008, one equity security with an unrealized loss of $4 million met these criteria.

        The following table contains the individual securities with the largest unrealized losses as of December 31, 2008. No other fixed income or equity security had an unrealized loss greater than $33 million or 0.3% of the total unrealized loss on fixed income and equity securities.

($ in millions)	Unrealized loss	Fair value	NAIC rating	Unrealized loss category	Fair value hierarchy level
Exchange traded fund—International equity exposure	$(105)	$194	—	II	1
Municipal	(61)	13	2	II	2
Other CMBS	(44)	18	1	II	2
CMBS Subordinated	(38)	7	1	III	3
Municipal	(38)	40	2	II	2
Diversified banking institution	(37)	33	2	II	2
Municipal	(37)	11	2	II	2
Home equity	(36)	15	1	III	3

Total	$(396)	$331

        We also monitor the quality of our fixed income and bank loan portfolios by categorizing certain investments as "problem," "restructured," or "potential problem." Problem fixed income securities and bank loans are in default with respect to principal or interest and/or are investments issued by companies that have gone into bankruptcy subsequent to our acquisition or loan. Restructured fixed income and bank loan investments have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring. Potential problem fixed income or bank loan investments are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower's ability to pay future principal and interest, which causes us to believe these investments may be classified as problem or restructured in the future.

        The following table summarizes problem, restructured and potential problem fixed income securities and bank loans, which are reported in other investments, at December 31.

	2008
($ in millions)	Par value(1)	Amortized cost(1)	Amortized cost as a percent of par value	Fair value	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$101	$86	85.2%	$76	75.3%	0.1%
Problem	1,027	228	22.2	186	18.1	0.3
Potential problem	1,896	707	37.3	517	27.3	0.7

Total net carrying value	$3,024	$1,021	33.8	$779	25.8	1.1%

Cumulative write-downs recognized(2)		$1,673

	2007
($ in millions)	Par value	Amortized cost	Amortized cost as a percent of par value	Fair value	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$38	$35	92.1%	$35	92.1%	—%
Problem	363	35	9.6	43	11.8	0.1
Potential problem	319	245	76.8	198	62.1	0.2

Total net carrying value	$720	$315	43.8	$276	38.3	0.3%

Cumulative write-downs recognized(2)		$358

(1)
The difference between par value and amortized cost of $2.00 billion at December 31, 2008 is primarily attributable to write-downs. Par value has been reduced by principal payments.

(2)
Cumulative write-downs recognized only reflects impairment write-downs related to investments within the problem, potential problem and restructured categories.

        At December 31, 2008, amortized cost for the problem category was $228 million and was comprised of $83 million of corporates (primarily privately placed), $49 million of financial sector-related holdings, $25 million of municipal bonds, $19 million of real estate investment trusts and $15 million of bank loans. Also included were $21 million of market value CDO, $10 million of ABS CDO, $5 million of ABS RMBS, and $1 million of Alt-A. The increase over December 31, 2007 is attributable to the addition of fixed income and bank loan holdings that either are in default with respect to principal or interest and/or are investments issued by companies that went into bankruptcy during the period. The amortized cost of problem investments with a fair value less than 70% of amortized cost totaled $74 million, with unrealized losses of $34 million and fair value of $40 million.

        At December 31, 2008, amortized cost for the potential problem category was $707 million and was comprised of $218 million of Alt-A, $132 million of other CDO, $74 million of ABS RMBS, $13 million of Other ABS and $6 million of CRE CDO. Also included were $86 million of municipal bonds, $80 million of corporates (primarily privately placed home builders and suppliers), $47 million of financial sector-related holdings, $37 million of foreign government holdings and $14 million of bank loans. The increase over December 31, 2007 is primarily attributable to the additions of certain real estate-related holdings, including securities collateralized by residential and commercial mortgage loans, as well as market value, cash flow and synthetic CDO. Also contributing to the increase were financial sector-related holdings and corporates, primarily privately placed. The amortized cost of potential problem investments with a fair value less than 70% of amortized cost totaled $269 million, with unrealized losses of $161 million and fair value of $108 million.

        We evaluated each of these investments through our portfolio monitoring process at December 31, 2008 and recorded write-downs when appropriate. We further concluded that any remaining unrealized losses on these investments were temporary in nature and that we have the intent and ability to hold the securities until recovery.

        Net Investment Income    The following table presents net investment income for the years ended December 31.

($ in millions)	2008	2007	2006
Fixed income securities	$4,783	$5,459	$5,329
Equity securities	120	114	117
Mortgage loans	618	600	545
Limited partnership interests	62	293	187
Other	249	412	404

Investment income, before expense	5,832	6,878	6,582
Investment expense	(210)	(443)	(405)

Net investment income(1)	$5,622	$6,435	$6,177

(1)
Beginning in the fourth quarter of 2008, income from EMA LP is reported in realized capital gains and losses. EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income. The amount of EMA LP income included in net investment income was $24 million in 2008, $198 million in 2007 and $91 million in 2006. The amount of EMA LP loss included in realized capital gains and losses was $97 million in 2008.

        Total investment expenses decreased $233 million in 2008 compared to 2007, after increasing $38 million in 2007 compared to 2006. The 2008 decrease was primarily due to lower expenses associated with a lower amount of collateral received in connection with securities lending transactions. The average amount of collateral held in connection with securities lending was approximately $2.46 billion in 2008 compared to approximately $4.55 billion in 2007, as a result of actions to reduce our securities lending balances.

        Net Realized Capital Gains and Losses    The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

($ in millions)	2008	2007	2006
Sales(1)	$(464)	$1,483	$491
Impairment write-downs(2)	(1,983)	(163)	(47)
Change in intent write-downs(1)(3)	(1,752)	(147)	(112)
Valuation of derivative instruments	(1,280)	(77)	26
EMA LP income(4)	(97)	—	—
Settlement of derivative instruments	486	139	(72)

Realized capital gains and losses, pre-tax	(5,090)	1,235	286
Income tax benefit (expense)	1,779	(437)	(100)

Realized capital gains and losses, after-tax	$(3,311)	$798	$186

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

(4)
Beginning in the fourth quarter of 2008, income from EMA LP is reported in realized capital gains and losses. EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income.

        Sales net realized losses in 2008 were due to net realized losses on equity securities of $701 million comprised of gross losses of $1.45 billion and gross gains of $751 million. The gross losses primarily resulted from the execution of tax planning strategies primarily within our equity portfolios that are effectively carried on a lower of cost or fair value basis to realize capital loss carryback benefits. The net realized gains on sales in 2007 were primarily due to net realized gains on equity securities of $1.14 billion comprised of gross gains of $1.39 billion and gross losses of $252 million. The gross gains were attributable to our continuing tactical reallocation of equity securities in the Property-Liability portfolio.

        The ten largest losses from sales of individual securities for the year ended December 31, 2008 totaled $239 million and ranged from $12 million to $46 million. Five securities totaling $54 million were in an unrealized loss position greater than or equal to 20% of amortized cost for fixed income securities or cost for equity securities for a period of less than six consecutive months. One security totaling $13 million was in an unrealized loss position greater than or equal to 20% of amortized cost for fixed income securities or cost for equity securities for a period of more than six but less than twelve consecutive months.

        Our largest aggregate loss on sales and write-downs are shown in the following table by issuer and its affiliates. No other issuer together with its affiliates had an aggregated loss on sales and write-downs greater than 0.8% of the total gross loss on sales and write-downs on fixed income and equity securities.

($ in millions)	Fair value at sales ("proceeds")	Gain/ loss on Sales	Write- downs	December 31, 2008 holdings(1)	Net unrealized gain (loss)
Finance company	$173	$(12)	$(109)	$7	$(1)
Savings and loan	22	(3)	(87)	—	—
MBS Alt-A	—	—	(71)	23	(6)
Large international insurer	102	(3)	(59)	54	(6)
Brokerage	164	(7)	(53)	121	(3)
Synthetic CDO	—	—	(50)	14	(10)
Exchange traded funds—Dow Jones Financial Index	150	(33)	(16)	—	—
Exchange traded funds—International exposure	24	(12)	(34)	764	(17)
Bank	100	5	(51)	206	(14)
Finance company	—	—	(45)	—	—
Mortgage association	386	10	(55)	231	10

Total	$1,121	$(55)	$(630)	$1,420	$(47)

(1)
Holdings include fixed income securities at amortized cost or equity securities at cost.

        The circumstances of the above losses are considered to be security or issue specific and are not expected to have a material effect on other holdings in our portfolios.

        We may sell or change our intent to hold a security until recovery for impaired fixed income or equity securities that were in an unrealized loss position at the previous reporting date, or other investments where the fair value has declined below the amortized cost or cost, in situations where significant unanticipated new facts and circumstances emerge or existing facts and circumstances increase in significance and are anticipated to adversely impact a security's future valuations more than previously expected; including negative developments that would change the view of long term investors and their intent to continue to hold the investment, subsequent credit deterioration of an issuer or holding, subsequent further deterioration in capital markets (i.e. debt and equity) and of economic conditions, subsequent further deterioration in the financial services and real estate industries, liquidity needs, unanticipated federal income tax situations involving capital gains and capital loss carrybacks and carryforwards with specific expiration dates, investment risk mitigation actions, and other new facts and circumstances that would cause a change in our previous intent to hold a security to recovery or maturity.

        Upon approval of programs involving the expected disposition of investments, portfolio managers identify a population of suitable investments, typically larger than needed to accomplish the objective, from which specific securities are selected to sell. Due to our change in intent to hold until recovery, we recognize impairments on investments within the population that are in an unrealized loss position. Further unrealized loss positions that develop subsequent to the original write-down are recognized in the reporting period in which they occur through the date the program is closed. The program is closed when the objectives of the program are accomplished or a decision is made not to fully complete it, at which time an evaluation is performed of any remaining securities and where appropriate they are redesignated as having the intent to hold to recovery. Reasons resulting in a decision not to complete an approved program include matters such as the mitigation of concerns that led to the initial decision, changes in priorities or new complications that emerge from significant unanticipated developments, such as subsequent significant deterioration which we view to be temporary in nature, to the point at which securities could only be sold at prices below our view of their intrinsic values, or subsequent favorable developments that support a return to having the intent to hold to recovery. Subsequent other-than-temporary impairment evaluations utilize the amortized cost or cost basis that reflect the write-downs. Fixed income securities subject to change in intent write-downs, including those redesignated as intent to hold, continue to earn investment income and any discount or premium from the amortized cost basis that reflects the write-downs is recognized using the effective yield method over the expected life of the security.

        As previously described above, it is not possible to reliably identify a reasonably likely circumstance that would result in a change in intent to hold securities to recovery leading to the reporting of additional realized capital losses, since they result from significant unanticipated changes. Our fixed income securities and equity securities have gross unrealized losses of $11.04 billion and $444 million, respectively, at December 31, 2008 that we concluded were temporary in nature and we have the intent and ability to hold the securities until recovery.

        Impairment write-downs for the years ended December 31 are presented in the following table.

($ in millions)	2008	2007	2006
Fixed income securities	$(1,507)	$(109)	$(16)
Equity securities	(328)	(25)	(13)
Limited partnership interests	(112)	(25)	(13)
Short-term investments	—	(1)	(3)
Other investments	(36)	(3)	(2)

Total impairment write-downs	$(1,983)	$(163)	$(47)

        $1.02 billion, or 67.9% of the fixed income security write-downs in 2008 related to impaired securities that were performing in line with anticipated or contractual cash flows, but which were written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default. As of December 31, 2008, for these securities, there have been no defaults or defaults impacting classes lower in the capital structure. $194 million of the fixed income security write-downs in 2008 primarily related to securities experiencing a significant departure from anticipated cash flows; however, we believe they retain economic value and $126 million related to securities for which future cash flows are very uncertain. Equity securities were written down primarily due to the length of time and extent fair value was below cost, considering our assessment of the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends.

        Impairment write-downs and cash received, inclusive of sales, on these investments for the year ended December 31, 2008 are presented in the following table. Notwithstanding our intent and ability to hold these securities with impairment write-downs, we concluded that we could not reasonably assert that the recovery period would be temporary.

	December 31, 2008
	Impairment write-downs		Cash received(3)
($ in millions)
Performing in accordance with anticipated or contractual cash flows
Alt—A	$		$
No defaults in underlying collateral		(85)		41
Defaults lower in capital structure		(115)		27

		(200)		68
ABS RMBS		(183)		25
ABS CDO		(63)		5
CMBS and CRE CDO		(46)		6
Other CDO		(94)		18
Synthetic CDO		(186)		8
Corporate
Automotive		(3)		5
Bond reinsurer—convertible to perpetual security		(22)		1
Financials		(68)		19
Gaming		(3)		—
Home construction		(71)		9
Oil and gas		(2)		4
Publishing		(4)		—
Real estate and Real Estate Investment Trust		(44)		3
Telecommunications		(15)		5
Other		(3)		—

Subtotal		(235)		46
Other		(17)		13

Subtotal(1)		(1,024)		189
Departure from anticipated or contractual cash flows
Future cash flows expected—
ABS RMBS		(35)		9
Municipal bonds		(7)		1
Corporate
Broadcasting		(23)		—
Residual interest trust security		(82)		—
Equity structured note		(30)		—
Financials		(17)		12

Subtotal(2)		(194)		22
Future cash flows very uncertain-
Other CDO		(38)		2
ABS RMBS		(6)		1
Corporate
Bond insurer		(10)		—
Financials		(71)		25
Other		(1)		—

Subtotal		(126)		28
Investments disposed		(163)		159

Total fixed income securities(4)		$(1,507)		$398

Total equity securities		$(328)		$1,159

Total limited partnership interests		$(112)		$30

Total other investments		$(36)		$7

(1)
Written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default. As of December 31, 2008, for the securities with direct interest in the lender, there have been no defaults. For securities supported by collateral, there have been no defaults or defaults have occurred in classes lower in the capital structure.

(2)
Experienced a significant departure from anticipated residual cash flows. While these fixed income security write-downs were valued at a significant discount to cost, we believe these securities retain economic value.

(3)
Cash received includes both income and principal collected during the period and proceeds upon sale.

(4)
Impairment write-downs on our illiquid portfolios were $882 million.

        Change in intent write-downs totaling $1.75 billion in 2008 included $1.56 billion for fixed income securities, $120 million for equity securities, $74 million for mortgage loans and $3 million for other investments compared to $84 million for fixed income securities, $32 million for equity securities, $30 million for mortgage loans and $1 million for other investments in 2007. The change in intent write-downs in 2008 were a result of our risk mitigation and return optimization programs, enterprise asset allocations and ongoing comprehensive reviews of our portfolios.

        Change in intent write-downs for year ended December 31, 2008 are presented in the table below.

($ in millions)			Fair value of outstanding change in intent assets
Criteria	Security type	SFAS No. 157 level		Net realized capital loss(3)
Risk mitigation
Targeted reductions(1) in commercial	CRE CDO	3	$27	$(331)
real estate exposure where it is
anticipated that future downside risk	CMBS	2	—	(22)
remains. Considerations included		3	29	(203)
position held in the capital structure,
vintage year, illiquidity and	Mortgage loans	3	127	(73)
deteriorating fundamentals.
Targeted reductions(1) in residential real
estate where management believes there	Prime	2	—	(9)
is a risk of future material declines in		3	—	(11)
price in the event of continued
deterioration in the economy.	Alt-A	3	34	(138)
Considerations included position held in
the capital structure, projected	ABS RMBS	3	51	(281)
performance of the collateral, and
expected internal rates of return.
Targeted reductions(1) in financial	Financial sector	2	14	(178)
sector exposure included securities		3	—	(33)
issued by certain regional banks and
certain large financial institutions.
	Other	2	4	(18)

Total risk mitigation			286	(1,297)
Individual identification			705	(283)
Enterprise-wide asset allocation			5	(164)
Other			—	(8)

Total			$996	$(1,752	)(2)

(1)
Targeted reductions are made from identified specific investments.

(2)
Change in intent write-downs on our illiquid portfolios were $997 million.

(3)
Change in intent write-downs are related to the risk mitigation targeted reduction for this security type for the year and not for the outstanding change in intent assets at December 31, 2008.

        Investments for which we had changed our intent to hold to recovery as of June 30, 2008 totaled $6.39 billion and included $3.31 billion as part of the risk mitigation and return optimization programs, $2.39 billion of securities as part of our enterprise-wide asset allocation program and $688 million related to individual securities. The following table summarizes the activity related to investments for which we had changed our intent to hold.

($ in millions)
Carrying value as of June 30, 2008	$6,385
Re-designated as intent to hold to recovery as of October 1, 2008(1)	(2,589)
Sales:
Risk mitigation and return optimization program(2)	(1,237)
Enterprise asset allocation and other programs	(1,705)
Net realized capital gains and losses on sales:
Risk mitigation and return optimization program(2)	(104)
Enterprise asset allocation and other programs	46
Additional change in intent designations(3)	1,119
Write-downs(4)	(831)
Other	(88)

Carrying value as of December 31, 2008	$996

  (1)
  Net unrealized capital losses on these re-designated investments were $289 million as of December 31, 2008.

  (2)
  Net proceeds from the sales of risk mitigation and return optimization actions totaled $1.24 billion with an additional loss of $104 million or 92% of fair values reported at June 30, 2008.

  (3)
  Comprised $865 million and $254 million for which we changed our intent to hold in the third and fourth quarter of 2008, respectively, due to unanticipated changes in facts and circumstances.

  (4)
  Includes change in intent write-downs of $453 million and $241 million in the third and fourth quarter of 2008, respectively, and impairment write-downs of $122 million and $15 million in the third and fourth quarter of 2008, respectively.

        Our original objective in our June 30, 2008 risk mitigation and return optimization program was to reduce our exposure to the identified investments in an orderly fashion prior to additional significant negative impacts. Though we were able to complete a considerable portion of the reduction, approximately $1.24 billion of this program, during the third and fourth quarters of 2008 the financial markets experienced additional and severe dislocation. A series of events, which includes the effects of failures of large financial institutions and intermediaries and various intervention by the government, significantly increased the level of uncertainty in the market. These conditions drove significant volatility in the levels of liquidity and put additional and immediate downward pressures on prices of certain of these investments in respect to our estimated intrinsic values. As a result of these market conditions, which have worsened, we determined that we would not be able to sell certain of these investments at our view of their intrinsic values.

        Investments re-designated at October 1, 2008 as having the intent to hold to recovery due to our inability to dispose of them for values equal to or greater than our view of their intrinsic value are presented in the following table.

($ in millions)	Fair value at October 1, 2008	Amortized cost at October 1, 2008	Fair value at December 31, 2008	Amortized cost at December 31, 2008
Corporate	$618	$616	$578	$592
Finance sector(1)	607	603	469	537
ABS RMBS	591	589	462	610
Municipal	482	482	493	479
Alt-A	126	126	89	121
Prime	53	59	40	55
Corporate privately placed securities	40	40	24	27
Other	79	74	55	78

Total	$2,596	$2,589	$2,210	$2,499

(1)
Includes corporate, corporate privately placed securities and equity securities with financial sector exposure.

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

        Valuation and settlement of derivative instruments net realized capital losses totaling $794 million for the year ended December 31, 2008 included $1.28 billion losses on valuation of derivative instruments, including $510 million of losses for the accounting valuation of embedded options in equity indexed notes and convertible fixed income securities, partially offset by $486 million of gains on the settlement of derivative instruments. For the year ended December 31, 2007, net realized capital gains on the valuation and settlement of derivative instruments totaled $62 million.

        At December 31, 2008, our securities with embedded options totaled $1.46 billion and decreased in fair value from December 31, 2007 by $934 million, comprised of realized capital losses on valuation of $510 million, net sales activity of $350 million, and unrealized net capital losses reported in other comprehensive income ("OCI") of $74 million for the host securities. Net unrealized capital losses were further increased by $7 million due to amortization and impairment write-downs on the host securities. The change in fair value of embedded options is bifurcated from the host securities, separately valued and reported in realized capital gains and losses, while the change in value of the host securities is reported in OCI. Total amortized cost exceeded total fair value by $22 million at December 31, 2008. Valuation gains and losses are converted into cash for securities with embedded options upon our election to sell these securities. In the event the economic value of the options is not realized, we will recover the par value if held to maturity unless the issuer of the note defaults. Total par value exceeded fair value by $346 million at December 31, 2008.

        Losses on derivatives used for interest rate risk management but which have not been designated as accounting hedges, primarily in our duration management programs, were related to changing interest rates and, to a lesser extent, widening credit spreads.

        Gains from the risk reduction programs, primarily in our equity hedge program, were related to declines in the fair value of S&P related securities and losses were experienced in our income generation programs and from the valuation changes of embedded options in fixed income securities.

        A changing interest rate environment will drive changes in our portfolio duration targets at a tactical level. A duration target and range is established with an economic view of liabilities relative to a long-term investment portfolio view. Tactical duration management is accomplished through both cash market transactions including new purchases and derivative activities that generate realized gains and losses. As a component of our approach to managing portfolio duration, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio. This approach mitigates the impacts of general interest rate changes to the overall financial condition of the Company.

        The table below presents the realized capital gains and losses (pre-tax) on the valuation and settlement of derivative instruments shown by underlying exposure and derivative strategy for the years ended December 31.

	2008			2007	2006	2008 Explanations
($ in millions)	Valuation	Settlements	Total	Total	Total
Risk reduction Property—Liability Portfolio duration management	$38	$(48)	$(10)	$(50)	$(1)

						Net short interest rate futures and municipal interest rate swaps are used to offset the effects of changing interest rates on a portion of the Property-Liability fixed income portfolio that is reported in unrealized net capital gains or losses in OCI. The short interest rate future contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost. The 2008 year-to-date ("YTD") settlement loss on futures resulted from decreases in risk free interest rates. Unrealized gains on the fixed income portfolio caused by decreasing interest rates did not offset settlement losses due to widening credit spreads. The municipal interest rate swaps can be terminated at any time for minimal additional cost. Periodic settlements occur quarterly. The 2008 YTD valuation gain represents the changing value of expected future settlements and resulted from increases in the municipal interest rates. Unrealized losses on the municipal fixed income portfolio, caused by widening credit spreads, more than offset the valuation gains on the derivative.

Interest rate spike exposure	(81)	(16)	(97)	(20)	—	Interest rate swaption contracts, with approximately one-year terms, and exchange traded options on treasury futures provide an offset to declining fixed income market values resulting from potential rising interest rates. The existing swaption contracts at December 31, 2008 protect $14.50 billion of notional principal by limiting the decline in value to approximately $1.50 billion for an increase in risk-free rates greater than approximately 150 basis points above those in effect at inception of the contracts. During 2008, $12.00 billion notional of interest rate swaption contracts, executed in the second half of 2007, expired. Additionally, $9.50 billion notional were replaced at a lower strike price and resulted in a settlement loss being recognized. Exchange traded options on treasury futures were utilized in fourth quarter of 2008 to supplement the protection provided by swaption contracts without increasing the counterparty risk associated with OTC contracts. The options on futures contracts at December 31, 2008 protect $4.00 billion of notional principal by limiting the decline in value to approximately $1.50 billion for an increase in risk-free rates greater than approximately 100 basis points above those in effect at inception of the contracts. The 2008 YTD valuation loss resulted from a decrease in interest rates during the year. Interest rate swaption contracts and exchange traded options can expire, terminate early at minimal additional cost, or the option can be exercised. If interest rates do not increase above the strike rate, the maximum remaining potential loss in 2009 is limited to the remaining unrecognized premium cost of $11 million at December 31, 2008.

Hedging unrealized gains on equity securities	(53)	473	420	61	(13)	Short S&P futures were primarily used to protect unrealized gains on our equity securities portfolio reported in unrealized net capital gains or losses in accumulated OCI. The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost. The 2008 YTD settlement gains on futures offset the decline in our unrealized gains on equity securities as equity markets declined. Exchange traded put options provide an offset to significant declines in equity market values below a targeted level. Options can expire, terminate early or the option can be exercised. If the equity index does not fall below the put's strike price, the maximum loss on purchased puts is limited to the amount of the premium paid. The exchange traded put options purchased during third and fourth quarter were replaced at the end of December at lower strikes and resulted in $114 million settlement gain. OTC collars, comprised of purchased puts and written calls were terminated and resulted in $228 million settlement gain. The 2008 YTD valuation loss on options offset the increase in our unrealized gains on equity portfolios as equity markets increased during the last few days of the year.

Foreign currency contracts	(25)	(2)	(27)	6	—

Credit risk reduction	48	—	48	8	—	Valuation gain is the result of widening credit spreads on referenced credit entities.

Allstate Financial Duration gap management	(543)	40	(503)	(27)	(51)	Interest rate caps, floors and swaps are used by Allstate Financial to align interest-rate sensitivities of its assets and liabilities. The contracts settle based on differences between current market rates and a contractually specified fixed rate through expiration. The contracts can be terminated and settled at anytime with a minimal additional cost. The maximum loss on caps and floors would be limited to the amount of premium paid for the protection. The change in valuation reflects the changing value of expected future settlements from changing interest rates, which may vary over the period of the contracts. The 2008 YTD losses, resulting from decreasing interest rates, are offset in unrealized gains in OCI to the extent it relates to changes in risk-free rates; however, the impact of widening credit spreads more than offset this benefit.

Anticipatory hedging	(1)	154	153	(30)	17	Futures are used to protect investment spread from interest rate changes during mismatches in the timing of cash flows between product sales and the related investment activity. The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost. If the cash flow mismatches are such that a positive net investment position is being hedged, there is an offset for the related investments unrealized loss in OCI. The 2008 YTD amounts reflect decreases in risk-free interest rates on a net long position as liability issuances exceeded asset acquisitions.

Hedging of interest rate exposure in annuity contracts	(22)	(7)	(29)	(22)	1	Value of expected future settlements and the associated value of future credited interest, which is reportable in future periods when incurred, decreased due to declining interest rates.

Hedging unrealized gains on equity indexed notes	—	7	7	1	—

Hedge ineffectiveness	(2)	(2)	(4)	(13)	(7)	The hedge ineffectiveness of ($2 million) includes $416 million in realized capital losses on swaps that were offset by $414 million in realized capital gains on the hedged risk.

	2008			2007	2006	2008 Explanations
($ in millions)	Valuation	Settlements	Total	Total	Total
Foreign currency contracts	—	(1)	(1)	(13)	(5)

Credit risk reduction	20	(3)	17	—	—	Valuation gain is the results of widening credit spreads on referenced credit entities.

Other	(27)	—	(27)	(16)	—

Total Risk reduction	$(648)	$595	$(53)	$(115)	$(59)

Income generation
Asset replication— credit exposure Property—Liability Allstate Financial Total	$(50) (71) (121)	$9 9 18	$(41) (62) (103)	$(12) (18) (30)	$2 4 6	Credit default swaps are used to replicate fixed income securities and to complement the cash market when credit exposure to certain issuers is not available or when the derivative alternative is less expensive than the cash market alternative. The credit default swaps typically have five year term for which we receive periodic premiums through expiration. The 2008 YTD changes in valuation are due to the widening credit spreads, and would only be converted to cash upon disposition which can be done at any time, or if the credit event specified in the contract occurs. The maximum exposure is equal to the notional amount of the credit derivative. When the credit event specified in the contract occurs, we are obligated to pay the counterparty the notional amount of the contract and receive in return the referenced defaulted security or similar security. As of December 31, 2008, we had $1.06 billion of notional outstanding.

Asset replication—equity exposure
Property—Liability	—	(84)	(84)	16	—	Settlement loss was a result of the decline in equity markets.

Commodity derivatives—
Property—Liability	(1)	(43)	(44)	106	(111)	The settlement losses are the result of decreasing returns on the underlying commodity index. There were no open positions as of December 31, 2008.

Total Income generation	$(122)	$(109)	$(231)	$92	$(105)

Accounting
Equity indexed notes— Allstate Financial	$(290)	$—	$(290)	$38	$35	Equity-indexed notes are fixed income securities that contain embedded options. The changes in valuation of the embedded equity indexed call options are reported in realized capital gains and losses. The results generally track the performance of underlying equity indices. During 2008, one of the embedded options was valued at $0 due to the counterparty's bankruptcy. As a result, an additional $21 million of losses was reported in realized capital gains and losses. Valuation gains and losses are converted into cash upon sale or maturity. In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults. Par value exceeded fair value by $167 million at December 31, 2008. Equity-indexed notes are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired. As a result of this process, one issue was written-down during 2008 due to the issuer's bankruptcy. The following table compares the December 31, 2008 and December 31, 2007 holdings respectively.

($ in millions)	December 31, 2008	Change	December 31, 2007
Par value	$800	$—	$800

Amortized cost of host contract	$486	$(11)	$497
Fair value of equity—
indexed call option	132	(290)	422

Total amortized cost	$618	$(301)	$919

Total Fair value	$633	$(291)	$924

Unrealized gain/loss	$15	$10	$5

Conversion options in fixed income securities Property—Liability Allstate Financial	(143 (77	) )	— —	(143 (77	) )	19 28	46 37	Convertible bonds are fixed income securities that contain embedded options. Changes in valuation of the embedded option are reported in realized capital gains and losses. The results generally track the performance of underlying equities. Valuation gains and losses are converted into cash upon our election to sell these securities. In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults. Par value exceeded fair value by $179 million at December 31, 2008. Convertible bonds are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired. As a result of this process, four issues were written-down during 2008. The following table compares the December 31, 2008 and December 31, 2007 holdings respectively.

Total	(220)		—	(220)		47	83

($ in millions)	December 31, 2008	Change in Fair Value	Change due to Net Sale Activity	December 31, 2007
Par value	$1,005	$—	$(411)	$1,416

Amortized cost of host contract	$662	$18	$(345)	$989
Fair value of conversion option	201	(220)	(40)	461

Total amortized cost	$863	$(202)	$(385)	$1,450

Total Fair value	$826	$(293)	$(350)	$1,469

Unrealized gain/loss	$(37)	$(91)	$35	$19

Total Accounting	$(510)	$—	$(510)	$85	$118

Total	$(1,280)	$486	$(794)	$62	$(46)

        Included in the table above are net realized capital gains on the valuation and settlement of derivative instruments related to our risk mitigation and return optimization programs initiated in 2008 totaling $256 million for the year ended December 31, 2008. These realized capital gains and losses are detailed in the following table for the year ended December 31, 2008.

($ in millions)	Valuation	Settlement	Total
Portfolio duration management	$38	$1	$39
Interest rate spike exposure	(81)	(16)	(97)
Hedging unrealized gains on equity securities	(48)	342	294
Credit risk hedging	25	(5)	20

Total	$(66)	$322	$256

        The following table presents the breakout by operating segment for net realized capital gains on the valuation and settlements of derivatives for the years ended December 31:

($ in millions)	2008	2007	2006
Property-Liability	$(7)	$118	$(77)
Allstate Financial	(788)	(57)	31
Corporate and Other	1	1	—

Total	$(794)	$62	$(46)

Fair Value of Financial Assets and Financial Liabilities

        The following table provides additional details regarding Level 1, 2 and 3 financial assets and financial liabilities by their classification in the Consolidated Statement of Financial Position at December 31, 2008. For further discussion of Level 1, 2 and 3 financial assets and financial liabilities, see Note 2 of the consolidated financial statements and the Application of Critical Accounting Estimates section of the MD&A.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Other valuations and netting	Balance as of December 31, 2008
Financial assets
Fixed income securities:
Corporate	$—	$14,132	$486		$14,618
Corporate privately placed securities	—	3,300	9,709		13,009
Municipal	—	19,323	793		20,116
Municipal—ARS	—	62	1,670		1,732
U.S. government and agencies	662	3,572	—		4,234
ABS RMBS	—	—	2,067		2,067
Alt-A	—	—	582		582
Other CDO	—	—	778		778
Other ABS	—	—	526		526
ABS CDO	—	—	6		6
CRE CDO	—	—	27		27
CMBS	—	3,389	430		3,819
Preferred stock	—	24	2		26
MBS	—	3,577	333		3,910
Foreign government	—	2,675	—		2,675
ABS—Credit card, auto and student loans	—	73	410		483

Total fixed income securities	662	50,127	17,819		68,608
Equity securities:
U.S. equities	2,260	1	37		2,298
International equities	217	96	29		342
Other	—	157	8		165

Total equity securities	2,477	254	74		2,805
Short-term investments:
Commercial paper and other	—	8,343	—		8,343
Money market funds	563	—	—		563

Total short—term investments	563	8, 343	—		8,906
Other investments:
Free—standing derivatives	—	812	13		825

Total other investments	—	812	13		825

Total recurring basis assets	3,702	59,536	17,906		81,144
Non—recurring basis	—	—	301		301
Valued at cost, amortized cost or using the equity method				$15,078	15,078
Counterparty and cash collateral netting(1)				(525)	(525)

Total investments	3,702	59,536	18,207	14,553	95,998

Separate account assets	8,239	—	—	—	8,239
Other assets	—	—	1	—	1

Total financial assets	$11,941	$59,536	$18,208	$14,553	$104,238

% of total financial assets	11.4%	57.1%	17.5%	14.0%	100.0%
Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(37)	$(265)		$(302)
Other liabilities:
Free—standing derivatives	—	(1,177)	(114)		(1,291)
Non—recurring basis	—	—	—		—
Counterparty and cash collateral netting(1)				$505	505

Total financial liabilities	$—	$(1,214)	$(379)	$505	$(1,088)

% of total financial liabilities	—%	111.6%	34.8%	(46.4)%	100.0%

(1)
In accordance with Financial Accounting Standards Board ("FASB") Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39, we net all fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral executed with the same counterparty under a master netting agreement. At December 31, 2008, the right to reclaim cash collateral was offset by securities held, and the obligation to return collateral was $20 million.

        The following table provides a summary of changes in fair value during the year ended December 31, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at December 31, 2008.

		Total realized and unrealized gains (losses) included in:						Total gain (losses) included in Net Income for instruments still held at December 31, 2008(4)
					Net transfers in and/ or (out) of Level 3
($ in millions)	Balance as of January 1, 2008	Net income(1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net		Balance as of December 31, 2008
Financial assets
Fixed income securities:
Corporate	$810	$(100)	$(59)	$(380)	$215	$486		$(102)
Corporate privately placed securities	12,058	(326)	(1,343)	(991)	311	9,709		(277)
Municipal	991	3	(255)	(5)	59	793		(5)
Municipal—ARS	486	—	(130)	(200)	1,514	1,670		—
ABS RMBS	3,926	(526)	(566)	(767)	—	2,067		(444)
Alt—A	1,347	(384)	(121)	(260)	—	582		(201)
Other CDO	2,010	(288)	(889)	(35)	(20)	778		(290)
Other ABS	1,339	(15)	(159)	(660)	21	526		(10)
ABS CDO	36	(63)	38	(5)	—	6		(63)
CRE CDO	568	(438)	184	(287)	—	27		(182)
CMBS	265	(41)	(475)	(96)	777	430		(20)
Preferred stock	1	1	—	—	—	2		—
MBS	96	2	(82)	(26)	343	333		—
Foreign government	19	1	—	(6)	(14)	—		—
ABS—Credit card, auto and student loans	420	(13)	(58)	(158)	219	410		—

Total fixed income securities	24,372	(2,187)	(3,915)	(3,876)	3,425	17,819		(1,594)
Equity securities	129	(102)	5	20	22	74		(5)
Other investments:
Free-standing derivatives, net	10	(235)	—	124	—	(101)	(2)	(106)

Total investments	24,511	(2,524)	(3,910)	(3,732)	3,447	17,792	(3)	(1,705)
Other assets	2	(1)	—	—	—	1		(1)

Total recurring Level 3 financial assets	$24,513	$(2,525)	$(3,910)	$(3,732)	$3,447	$17,793		$(1,706)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$4	$(270)	$—	$1	$—	$(265)		$(270)

Total recurring Level 3 financial liabilities	$4	$(270)	$—	$1	$—	$(265)		$(270)

(1)
The effect to net income of financial assets and financial liabilities totals $(2.79) billion and is reported in the Consolidated Statements of Operations as follows: $(2.65) billion in realized capital gains and losses; $134 million in net investment income; $(6) million in interest credited to contractholder funds; and $(270) million in life and annuity contract benefits.

(2)
Comprises $13 million of financial assets and $(114) million of financial liabilities.

(3)
Comprises $17.91 billion of investments and $(114) million of free—standing derivatives included in financial liabilities.

(4)
The amounts represent gains and losses included in net income for the period of time that the financial asset or financial liability was determined to be in Level 3. These gains and losses total $(1.98) billion and are reported in the Consolidated Statements of Operations as follows: $(1.81) billion in realized capital gains and losses; $103 million in net investment income; $(1) million in interest credited to contractholder funds; and $(270) million in life and annuity contract benefits.

        Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market, all ABS RMBS, Alt-A, ARS backed by student loans and certain ABS and certain CMBS are categorized as Level 3. Transfers into and out of Level 3 during the twelve months ended December 31, 2008 are attributable to a change in the availability of market observable information for individual securities within the respective categories. Due to the continued lack of liquidity for the segment of the ARS market backed by student loans, certain market observable data utilized for valuation purposes became unavailable during 2008, resulting in the transfer of securities to Level 3. As of December 31, 2008, $1.69 billion or 97.3% of our total ARS holdings were thus valued using a discounted cash flow model. Certain inputs to the valuation model that are significant to the overall valuation and not market observable included: estimates of future coupon rates if auction failures continue, maturity assumptions, and illiquidity premium. These same securities were classified as Level 2 measurements as of January 1, 2008. Our ARS holdings that are not backed by student loans have a fair value equal to their corresponding par value based on market observable inputs and, therefore, continue to have a Level 2 classification. As a result of a significant decline in market liquidity during the fourth quarter of 2008, securities in our Prime 2005 through 2007 vintages, ABS auto Aaa-rated, and our below Aaa-rated CMBS were transferred to Level 3. For further discussion of transfers into and out of Level 3, see Note 6 of the consolidated financial statements.

        The following table presents fair value as a percent of amortized cost for Level 3 investments at December 31, 2008.

($ in millions)	Fair value	Fair value as a percentage of par value	Fair value as a percentage of amortized cost
Fixed income securities:
Corporate	$486	70.4%	91.2%
Corporate privately placed securities	9,709	81.9	91.1
Municipal	793	76.3	79.5
Municipal—ARS	1,670	90.5	90.5
ABS RMBS	2,067	56.2	65.1
Alt-A	582	53.0	74.6
Other CDO	778	34.1	41.1
Other ABS	526	66.2	78.3
ABS CDO	6	4.4	60.0
CRE CDO	27	13.4	108.0
CMBS	430	33.2	35.8
Preferred stock	2	100.0	100.0
MBS	333	68.5	70.0
ABS—Credit card, auto and student loans	410	81.3	83.8

Total fixed income securities	17,819	68.8	78.3

Equity securities:
U.S. equities	37	N/A	105.7
International equities	29	N/A	90.6
Other	8	N/A	100.0

Total equity securities	74	N/A	98.7

Other investments:
Free-standing derivatives	13	N/A	N/A

Total other investments	13	N/A	N/A

Sub-total recurring Level 3 investments	17,906	69.1	78.4
Non-recurring basis	301	N/A	100.0

Total Level 3 investments	$18,207	70.2	78.7

        Non-recurring investments include certain mortgage loans, limited partnership interests and other investments remeasured at fair value due to our change in intent write-downs and other-than-temporary impairments at December 31, 2008.

MARKET RISK

        Market risk is the risk that we will incur losses due to adverse changes in equity, interest, credit spreads, commodity, or currency exchange rates and prices. Adverse changes to these rates and prices may occur due to changes in the liquidity of a market or market segment, insolvency or financial distress of key market makers or participants or changes in market perceptions of credit worthiness and/or risk tolerance. Our primary market risk exposures are to changes in interest rates, credit spreads and equity prices, although we also have a smaller exposure to changes in foreign currency exchange rates and commodity prices.

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

        Overview    In formulating and implementing guidelines for investing funds, we seek to earn returns that enhance our ability to offer competitive rates and prices to customers while contributing to attractive and stable profits and long-term capital growth. Accordingly, our investment decisions and objectives are a function of the underlying risks and product profiles of each business.

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

        We manage our exposure to market risk through the use of asset allocation, duration and value-at-risk limits, simulation, and as appropriate, through the use of stress tests. We have asset allocation limits that place restrictions on the total funds that may be invested within an asset class. We have duration limits on the Property-Liability and Allstate Financial investment portfolios and, as appropriate, on individual components of these portfolios. These duration limits place restrictions on the amount of interest rate risk that may be taken. Our value-at-risk limits are intended to restrict the potential loss in fair value that could arise from adverse movements in the fixed income, equity, and currency markets based on historical volatilities and correlations among market risk factors. Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by investment policies. For Allstate Financial, this day-to-day management is integrated with and informed by the activities of the ALM organization. This integration is intended to result in a prudent, methodical and effective adjudication of market risk and return, conditioned by the unique demands and dynamics of Allstate Financial's product liabilities and supported by the continuous application of advanced risk technology and analytics.

        Although we apply a similar overall philosophy to market risk, the underlying business frameworks and the accounting and regulatory environments differ considerably between the Property-Liability and Allstate Financial businesses affecting investment decisions and risk parameters.

        Interest rate risk is the risk that we will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. This risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets and issue interest-sensitive liabilities. Interest rate risk includes risks related to changes in U.S. Treasury yields and other key risk-free reference yields.

        We manage the interest rate risk in our assets relative to the interest rate risk in our liabilities. One of the measures used to quantify this exposure is duration. Duration measures the price sensitivity of the assets and liabilities to changes in interest rates. For example, if interest rates increase 100 basis points, the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%. At December 31, 2008, the difference between our asset and liability duration was approximately 0.02, compared to a 0.39 gap at

December 31, 2007. A positive duration gap indicates that the fair value of our assets is more sensitive to interest rate movements than the fair value of our liabilities.

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

        For the Allstate Financial business, we seek to invest premiums, contract charges and deposits to generate future cash flows that will fund future claims, benefits and expenses, and that will earn stable spreads across a wide variety of interest rate and economic scenarios. To achieve this objective and limit interest rate risk for Allstate Financial, we adhere to a philosophy of managing the duration of assets and related liabilities within predetermined tolerance levels. This philosophy is executed using duration targets for fixed income investments in addition to interest rate swaps, futures, forwards, caps, floors and swaptions to reduce the interest rate risk resulting from mismatches between existing assets and liabilities, and financial futures and other derivative instruments to hedge the interest rate risk of anticipated purchases and sales of investments and product sales to customers.

        We pledge and receive collateral on certain types of derivative contracts. For futures and option contracts traded on exchanges, we have pledged securities as margin deposits totaling $72 million as of December 31, 2008. For OTC derivative transactions including interest rate swaps, foreign currency swaps, interest rate caps, interest rate floors, and credit default swaps, master netting agreements are used. These agreements allow us to net payments due for transactions covered by the agreements and, when applicable, we are required to post collateral. As of December 31, 2008, we held cash of $20 million and did not have any securities pledged by counterparties as collateral for OTC instruments; we pledged cash of $16 million and securities of $544 million as collateral to counterparties.

        We performed a sensitivity analysis on OTC derivative collateral requirements by assuming a hypothetical reduction in our S&P's insurance financial strength ratings from AA- to A and a 100 basis point decline in interest rates. The analysis indicated that we would have to post an estimated $449 million in additional collateral with approximately 99.9% attributable to Allstate Financial. The selection of these hypothetical scenarios should not be construed as our prediction of future events, but only as an illustration of the estimated potential effect of such events. We also actively manage our counterparty credit risk exposure by monitoring the level of collateral posted by our counterparties with respect to our receivable positions.

        To calculate the duration gap between assets and liabilities, we project asset and liability cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative interest rates and determining the percentage change in aggregate fair value. The cash flows used in this calculation include the expected maturity and repricing characteristics of our derivative financial instruments, all other financial instruments (as described in Note 6 of the consolidated financial statements), and certain other items including unearned premiums, property-liability claims and claims expense reserves, annuity liabilities and other interest-sensitive liabilities. The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. The preceding assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, municipal housing bonds, callable municipal and corporate obligations, and fixed rate single and flexible premium deferred annuities. Additionally, the calculations include assumptions regarding the renewal of property-liability policies.

        Based upon the information and assumptions used in the duration calculation, and interest rates in effect at December 31, 2008, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of the assets and liabilities by approximately $81 million, compared to $1.51 billion at December 31, 2007. Reflected in the duration calculation are the effects of a program that uses options on Treasury futures to manage the Property-Liability interest rate risk exposures relative to duration targets, as well as a program that uses interest rate swaptions to manage the risk of a large rate increase. In calculating the impact of a 100 basis point increase on the value of the derivatives, we have assumed interest rate volatility remains constant. Based on the option on Treasury futures and swaption contracts in place at December 31, 2008, we would recognize realized capital gains totaling $135 million in the event of a 100 basis point immediate, parallel interest rate increase and $11 million in realized capital losses in the event of a 100 basis point immediate, parallel interest rate decrease. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. There are $6.79 billion of assets supporting life insurance products such as traditional and interest-sensitive life that are not financial instruments. These assets and the associated liabilities have not been included in the above estimate. The $6.79 billion of assets excluded from the calculation has decreased from the $7.77 billion reported at December 31, 2007 due to capital market changes. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting life insurance products would decrease in value by $515 million, compared to a decrease of $554 million at December 31, 2007.

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

        Credit spread risk is the risk that we will incur a loss due to adverse changes in credit spreads ("spreads"). This risk arises from many of our primary activities, as we invest substantial funds in spread-sensitive fixed income assets.

        We manage the spread risk in our assets. One of the measures used to quantify this exposure is spread duration. Spread duration measures the price sensitivity of the assets to changes in spreads. For example, if spreads increase 100 basis points, the fair value of an asset exhibiting a spread duration of 5 is expected to decrease in value by approximately 5%.

        Spread duration is calculated similarly to interest rate duration. At December 31, 2008, the spread duration of Property-Liability assets was 5.46 and the spread duration of Allstate Financial assets was 4.30. Based upon the information and assumptions we use in this spread duration calculation, and spreads in effect at December 31, 2008, we estimate that a 100 basis point immediate, parallel increase in spreads across all asset classes, industry sectors and credit ratings ("spread shock") would decrease the net fair value of the assets by approximately $3.61 billion, compared to $4.62 billion at December 31, 2007. Reflected in the duration calculation are the effects of our risk mitigation actions that use credit default swaps to manage spread risk. Based on contracts in place at December 31, 2008, we would recognize realized capital gains totaling $64 million in the event of a 100 basis point immediate, parallel spread increase and $64 million in realized capital losses in the event of a 100 basis point immediate, parallel spread decrease. The selection of a 100 basis point immediate parallel change in spreads should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

        Equity price risk is the risk that we will incur losses due to adverse changes in the general levels of the equity markets. At December 31, 2008, we held approximately $2.54 billion in common stocks and Exchange Traded Funds ("ETFs"), and $3.65 billion in other securities with equity risk (including primarily convertible securities, limited partnership interests, non-redeemable preferred securities and equity-linked notes), compared to approximately $4.32 billion and $3.76 billion, respectively, at December 31, 2007. Approximately 100.0% and 49.1% of these totals, respectively, represented assets of the Property-Liability operations at December 31, 2008, compared to approximately 100.0% and 50.5%, respectively, at December 31, 2007. Additionally, we had 25,634 contracts in long Standard & Poor's 500 Composite Price Index ("S&P 500") puts at December 31, 2008 with a fair value of $108 million.

        At December 31, 2008, our portfolio of common stocks and other securities with equity risk had a cash market portfolio beta of approximately 0.66, compared to a beta of approximately 0.95 at December 31, 2007. Beta represents a widely used methodology to describe, quantitatively, an investment's market risk characteristics relative to an index such as the S&P 500. Based on the beta analysis, we estimate that if the S&P 500 increases or decreases by 10%, the fair value of our equity investments will increase or decrease by approximately 6.6%, respectively. Based upon the information and assumptions we used to calculate beta at December 31, 2008, including the effect of the S&P 500 puts, we estimate that an immediate decrease in the S&P 500 of 10% would decrease the net fair value of our equity investments identified above by approximately $343 million, compared to $765 million at December 31, 2007, and an immediate increase in the S&P 500 of 10% would increase the net fair value by $368 million compared to $765 million at December 31, 2007. In calculating the impact of a 10% S&P index perturbation on the value of the puts, we have assumed index volatility remains constant. Based on the S&P 500 index put options in place at December 31, 2008, we would recognize losses totaling $36 million in the event of a 10% increase in the S&P 500 index and $61 million in gains in the event of a 10% decrease. The selection of a 10% immediate decrease in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

        The beta of our common stocks and other securities with equity risk was determined using Barra's predictive beta. This beta is based on a company's fundamental data. The illustrations noted above may not reflect our actual experience if the future composition of the portfolio (hence its beta) and correlation relationships differ from the historical relationships.

        At December 31, 2008 and 2007, we had separate accounts assets related to variable annuity and variable life contracts with account values totaling $8.24 billion and $14.93 billion, respectively. Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products. In 2006, we disposed of substantially all of the variable annuity business through a reinsurance agreement with Prudential as described in Note 3 of the consolidated financial statements, and therefore mitigated this aspect of our risk. Equity risk for our variable life business relates to contract charges and policyholder benefits. Total variable life contract charges for 2008 and 2007 were $95 million and $92 million, respectively. Separate account liabilities related to variable life contracts were $561 million and $905 million in December 31, 2008 and 2007, respectively.

        At December 31, 2008 and 2007 we had approximately $4.11 billion and $3.98 billion, respectively, in equity-indexed annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500. We hedge the risk associated with these liabilities using equity-indexed options and futures, interest rate swaps, and eurodollar futures, maintaining risk within specified value-at-risk limits.

        Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk primarily arises from our foreign equity investments, including real estate funds, and our Canadian operations. We also have certain funding agreement programs and a small amount of fixed income securities that are denominated in foreign currencies, however, derivatives are used to hedge the foreign currency risk of these funding agreements and approximately 65% of the fixed income securities. At December 31, 2008 and 2007, we had approximately $713 million and $924 million, respectively, in funding agreements denominated in foreign currencies.

        At December 31, 2008, we had approximately $593 million in foreign currency denominated equity securities, an additional $482 million net investment in our foreign subsidiaries, and $103 million in unhedged non-dollar pay fixed income securities. These amounts were $791 million, $669 million, and $45 million, respectively, at December 31, 2007. Approximately 80.7% of the foreign currency exposure is in the Property-Liability business.

        Based upon the information and assumptions we used at December 31, 2008, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates that we are exposed to would decrease the value of our foreign currency denominated instruments by approximately $118 million, compared with an estimated $150 million decrease at December 31, 2007. The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. Our currency exposure is diversified across 38 currencies, compared to 30 currencies at December 31, 2007. Our largest individual foreign currency exposures at December 31, 2008 were to the Canadian dollar (43.2%) and the Euro (19.2%). The largest individual foreign currency exposures at December 31, 2007 were to the Canadian dollar (45.2%) and the Euro (21.7%). Our primary regional exposure is to Western Europe, approximately 33.2% at December 31, 2008, compared to 35.5% at December 31, 2007.

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

        Commodity price risk is the risk that we will incur economic losses due to adverse changes in the prices of commodities. This risk arises from commodity linked investments, such as the Goldman Sachs Commodity Index which is a broad based, oil dominated index. At December 31, 2008 and 2007, we had no exposure to the index.

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

        We report unrecognized pension and other postretirement benefit cost in the Consolidated Statements of Financial Condition as a component of accumulated other comprehensive income in shareholders' equity. It represents differences between the fair value of plan assets and the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans that have not yet been recognized as a component of net periodic cost. The measurement of the unrecognized pension and other postretirement benefit cost can vary based upon the fluctuations in the fair value of the plan assets and the actuarial assumptions used for the plans as discussed below. The unrecognized pension and other postretirement benefit cost at December 31, 2008 was $1.07 billion, an increase of $724 million from $344 million at December 31, 2007. The increase was the result of declines in the value of plan assets during 2008 partially offset by an increased discount rate. As of December 31, 2008, each of our qualified pension plans had projected benefit obligations that significantly exceeded plan assets. As of December 31, 2007, each of our U.S. qualified pension plans had projected benefit obligations that slightly exceeded plan assets.

        As provided for in the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions," the market-related value component of expected returns recognizes plan losses and gains on equity securities over a five-year period, which we believe is consistent with the long-term nature of pension obligations. As a result, the effect of changes in fair value on equity securities on our net periodic pension cost may be experienced in periods subsequent to those in which the fluctuations actually occur.

        Net periodic pension cost in 2009 is estimated to be $122 million based on current assumptions, including settlement charges. This represents a decrease compared to 2008 due to the increase in discount rate for each pension plan, which resulted in lower amortization of net actuarial loss. Net periodic pension cost decreased in 2008 principally due to lower service cost, higher expected returns on plan assets, and lower amortization of net actuarial loss due to higher plan asset values. Net periodic pension cost decreased in 2007 principally due to lower settlement charges and decreases in the amortization of actuarial losses. In each of the years 2008, 2007 and 2006, net pension cost included non-cash settlement charges primarily resulting from lump sum distributions made to agents and in 2006 due to higher lump sum payments made to Allstate employees. Additional settlement charges occurred during 2008 and 2007 also related to the Supplemental Retirement Income Plan as a result of lump sum payments made from the plan. Settlement charges are expected to continue in the future as we settle our remaining agent pension obligations by making lump sum distributions to agents.

        Amounts recorded for pension cost and accumulated other comprehensive income are significantly affected by fluctuations in the returns on plan assets and the amortization of unrecognized actuarial gains and losses. Plan assets sustained net losses in current and prior periods primarily due to declines in equity and credit markets. These asset losses, combined with all other unrecognized actuarial gains and losses, resulted in amortization of net actuarial loss (and additional net periodic pension cost) of $37 million in 2008 and $116 million in 2007. We anticipate that the unrealized loss for our pension plans will exceed 10% of the greater of the projected benefit obligations or the market-related value of assets in 2010 and into the foreseeable future, resulting in additional amortization and net periodic pension cost.

        Amounts recorded for net periodic pension cost and accumulated other comprehensive income are also significantly affected by changes in the assumptions used to determine the weighted average discount rate and the expected long-term rate of return on plan assets. The weighted average discount rate is based on rates at which expected pension benefits attributable to past employee service could effectively be settled on a present value basis at the measurement date. We develop the assumed weighted average discount rate by utilizing the weighted average yield of a theoretical dedicated portfolio derived from bonds available in the Barclay corporate bond universe having ratings of at least "AA" by S&P's or at least "Aa" by Moody's on the measurement date with cash flows that match expected plan benefit requirements. Significant changes in discount rates, such as those caused by changes in the yield curve, the mix of bonds available in the market, the duration of selected bonds and expected benefit payments, may result in volatility in pension cost and accumulated other comprehensive income.

        Holding other assumptions constant, a hypothetical decrease of 100 basis points in the weighted average discount rate would result in an increase of $37 million in net periodic pension cost and a $314 million increase in the unrecognized pension and other postretirement benefit cost liability of our pension plans recorded as accumulated other comprehensive income as of our December 31 measurement date, versus an increase of $47 million in net periodic pension cost and a $369 million increase in the unrecognized pension and other postretirement benefit cost liability as of January 1, 2008, our remeasurement date to transition to a December 31 measurement date under SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). A hypothetical increase of 100 basis points in the weighted average discount rate would decrease net periodic pension cost by $8 million and would decrease the unrecognized pension and other postretirement benefit cost liability of our pension plans recorded as accumulated other comprehensive income by $267 million as of December 31, 2008, versus a decrease in net periodic pension cost of $34 million and a $311 million decrease in the net funded status liability as of January 1, 2008. This non-symmetrical range results from the non-linear relationship between discount rates and pension obligations, and changes in the amortization of unrealized net actuarial gains and losses.

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

        Holding other assumptions constant, a hypothetical decrease of 100 basis points in the expected long-term rate of return on plan assets would result in an increase of $48 million in pension cost at December 31, 2008, compared to $48 million at January 1, 2008. A hypothetical increase of 100 basis points in the expected long-term rate of return on plan assets would result in a decrease in net periodic pension cost of $48 million at December 31, 2008, compared to $48 million at January 1, 2008.

        We target funding levels that do not restrict the payment of plan benefits in our domestic plans and were within our targeted range as of December 31, 2008. In light of significant market declines occurring at the end of 2008, we expect that contributions of approximately $300 million may be needed for the 2009 plan year to maintain the plans' funded status. This estimate could change significantly following either a dramatic improvement or decline in investment markets.

DEFERRED TAXES

        The total deferred tax valuation allowance is $49 million at December 31, 2008. We evaluate whether a valuation allowance is required each reporting period. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. In determining whether a valuation allowance is needed, all available evidence is considered. This includes the potential for capital and ordinary loss carryback, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences.

        With respect to our evaluation of the need for a valuation allowance related to the deferred tax asset on unrealized losses on fixed income securities, we rely on our assertion that we have the intent and ability to hold the securities to recovery. As a result, the unrealized losses on these securities would not be expected to materialize and no valuation allowance on the associated deferred tax asset is needed.

        With respect to our evaluation of the need for a valuation allowance related to other capital losses that have not yet been recognized for tax purposes, we utilize prudent and feasible tax planning strategies. These include strategies that optimize the ability to carry back capital losses as well as the ability to offset future capital losses with capital gains that could be recognized for tax purposes. We have remaining capital loss carryback capacity of $1.50 billion from 2007. Included in the $49 million valuation allowance at December 31, 2008 is $40 million relating to the deferred tax asset on capital losses that have not yet been recognized for tax purposes.

CAPITAL RESOURCES AND LIQUIDITY

        Capital Resources consist of shareholders' equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes. The following table summarizes our capital resources at December 31.

($ in millions)	2008	2007	2006
Common stock, retained income and other shareholders' equity items	$17,442	$21,228	$20,855
Accumulated other comprehensive income	(4,801)	623	991

Total shareholders' equity	12,641	21,851	21,846
Debt	5,659	5,640	4,662

Total capital resources	$18,300	$27,491	$26,508

Ratio of debt to shareholders' equity	44.8%	25.8%	21.3%
Ratio of debt to capital resources	30.9%	20.5%	17.6%

        Shareholders' equity decreased in 2008, due to unrealized net capital losses on investments, net loss, share repurchases, dividends paid to shareholders and an increase in the unrecognized pension and other postretirement benefit cost. Shareholders' equity increased in 2007, due to net income and a decline in the unrecognized pension and other postretirement benefit cost, partially offset by share repurchases, decreases in unrealized net capital gains on investments and dividends paid to shareholders.

        The decrease to shareholders' equity resulting from the increase in the unrecognized pension and other postretirement benefit cost in 2008 was the result of unfavorable investment returns partially offset by the effects of higher discount rates. The change to the unrecognized pension and other postretirement benefit cost had an impact on shareholders' equity of $822 million unfavorable for pension, and $98 million favorable for other post employment benefits ("OPEB"). For further information on the impact to unrecognized pension and other postretirement benefit cost, see Notes 2 and 16 of the consolidated financial statements.

        The decline in the unrecognized pension and other postretirement benefit cost in 2007 was primarily related to favorable investment performance of the assets and an increase in the discount rate of the pension plans, and lower than assumed claims experience in the other postretirement employee benefit plans. The favorable change to the unrecognized pension and other postretirement benefit cost had an impact on shareholders' equity of $580 million for pension, and $185 million for OPEB.

        Share repurchases We suspended our $2.00 billion share repurchase program in October 2008 and do not plan to complete it by the target date of March 31, 2009. The number of shares repurchased under the program was 22.7 million shares for $1.07 billion for the year ended December 31, 2008.

        Since 1995, we have acquired 457 million shares of our common stock at a cost of $19.08 billion, primarily as part of various stock repurchase programs. We have reissued 95 million shares since 1995, primarily associated with our equity incentive plans, the 1999 acquisition of American Heritage Life Investment Corporation and the 2001 redemption of certain mandatorily redeemable preferred securities.

        The impact of our repurchase programs on total shares outstanding since 1995 has been a net reduction of 360 million shares or 40.2%.

        Debt increased $19 million in 2008 compared to 2007 and $978 million in 2007 compared to 2006 due to increases in long-term debt.

        The $750 million of 7.20% Senior Notes due 2009 are scheduled to mature on December 1, 2009. These Senior Notes are expected to be refinanced. For further information on debt issuances, see Note 11 of the consolidated financial statements.

        At December 31, 2008 and 2007, there were no outstanding commercial paper borrowings.

        Financial Ratings and Strength    The following table summarizes our debt, commercial paper and insurance financial strength ratings.

	Moody's	Standard & Poor's	A.M. Best
The Allstate Corporation (senior long-term debt)	A3	A-	a-
The Allstate Corporation (commercial paper)	P-2	A-2	AMB-1
AIC (insurance financial strength)	Aa3	AA-	A+
Allstate Life Insurance Company (insurance financial strength)	A1	AA-	A+

        Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage.

        On February 2, 2009, A.M. Best affirmed The Allstate Corporation's debt rating of a- as well as the A+ financial strength ratings of AIC and ALIC. A.M. Best also affirmed the commercial paper rating of AMB-1. The outlook for all ratings remained stable. In October 2008, A.M. Best had downgraded The Allstate Corporation's debt rating to a- from a. On January 29, 2009, S&P downgraded the rating for The Allstate Corporation to A- from A+, the financial strength ratings for AIC and ALIC to AA- from AA, and the commercial paper rating of The Allstate Corporation to A-2 from A-1. The outlook for all ratings remained negative. In October 2008, the outlook had been revised to negative from stable. On January 29, 2009, Moody's downgraded the rating for The Allstate Corporation to A3 from A2, the financial strength rating of AIC to Aa3 from Aa2, the financial strength rating of ALIC to A1 from Aa3, and the commercial paper rating of The Allstate Corporation to P-2 from P-1. The outlook for all ratings was revised to stable from negative. In October 2008, Moody's downgraded The Allstate Corporation to A2 from A1 and the financial strength ratings of ALIC to Aa3 from Aa2.

        We have distinct and separately capitalized groups of subsidiaries licensed to sell property and casualty insurance in New Jersey and Florida that maintain separate group ratings. The ratings of these groups are influenced by the risks that relate specifically to each group. Many mortgage companies require property owners to have insurance from an insurance carrier with a secure financial strength rating from an accredited rating agency. Allstate New Jersey Insurance Company and Encompass Insurance Company of New Jersey, which write auto and homeowners insurance, are rated A- by A.M. Best. Allstate New Jersey Insurance Company also has a Demotech rating of A". On October 29, 2008, A.M. Best placed The Allstate Corporation's subsidiary in Florida, Allstate Floridian, under review with negative implications based upon the uncertainty regarding the FHCF's ability to fund its reimbursement obligations. However, as no catastrophes occurred through the end of the season, A.M. Best removed Allstate Floridian from review and placed it on negative outlook while affirming its rating of B+.

        Effective May 8, 2008, ALIC, AIC and the Corporation entered into a one-year Amended and Restated Intercompany Liquidity Agreement ("Liquidity Agreement") replacing the Intercompany Liquidity Agreement between ALIC and AIC, dated January 1, 2008. The agreement allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes. It shall be automatically renewed for subsequent one-year terms unless terminated by the parties. The Liquidity Agreement does not establish a commitment to advance funds on the part of either party. ALIC and AIC each serve as a lender and borrower and the Corporation serves only as a lender. AIC also has a capital support agreement with ALIC effective December 14, 2007. Under the capital support agreement, AIC is committed to provide capital to ALIC to allow for profitable growth while maintaining an adequate capital level. The maximum amount of potential funding under the intercompany and capital support agreements is $1.00 billion.

        Allstate's domestic property-liability and life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings. As of December 31, 2008, AIC's statutory surplus is approximately $13.0 billion compared to $18.0 billion at December 31, 2007. These amounts include ALIC's statutory surplus of $3.2 billion at December 31, 2008, compared to $2.6 billion at December 31, 2007. The decrease is the result of dividends paid to The Allstate Corporation, net loss and unrealized losses on equity securities and investments in ALIC.

        We have received approval from the Illinois Division of Insurance for the use of two permitted practices in the statutory-basis financial statements related to areas in which statutory accounting is not reflective of the underlying economics during this period of extreme market conditions caused by the current economic crisis. The first permitted practice relates to the statutory accounting for deferred taxes and applies to AIC and ALIC.

Specifically, this permitted practice increased the amount of deferred income tax asset that can be recognized in the statutory-basis financial statements and included in statutory surplus from the lesser of the amounts that can be realized in one year or 10% of adjusted statutory surplus to the lesser of deferred taxes that can be realized within 3 years or 15% of adjusted statutory surplus. The permitted practice resulted in an increase in AIC's statutory surplus of $365 million as of December 31, 2008 which included an increase in ALIC's statutory surplus of $140 million. Admitted statutory-basis deferred tax assets on both companies totaled $1.76 billion after the permitted practice reflecting approximately 60% of total potential statutory-basis deferred tax assets before non-admission limitations. The second permitted practice relates to statutory accounting for market value adjusted annuities ("MVAA") whose related assets are held in a separate account in the statutory-basis financial statements. Specifically, this permitted practice resulted in the MVAA related investments being recorded at amortized cost, which is consistent with statutory accounting for other fixed income investments and the book value method of accounting required under Illinois Code for MVAA investments held in a general account. The permitted practice was requested because the Illinois Code is silent on MVAA that are issued by a separate account. In the extreme market conditions of the economic crisis, the market value method of accounting reduced statutory surplus due to unrealized losses on investments caused by wide credit spreads and the liquidity based dislocations in the investment markets in a manner not representative of the economics of the related liabilities. The effect of the permitted practice, which is to value the invested assets and insurance reserves on a book value basis instead of the formerly used market value basis, was $394 million based on October 1, 2008 valuations and grew to $1.24 billion at December 31, 2008 due to an increase of $720 million in the investment unrealized loss position, while the market-based reserves increased $130 million relative to book-basis reserves. The permitted practice eliminated the inconsistent impacts in the amounts determined by the valuation methodologies for invested assets and insurance reserves and resulted in invested assets being valued at $8.07 billion and reserves at $9.17 billion.

        The ratio of net premiums written to statutory surplus is a common measure of operating leverage used in the property-casualty insurance industry and serves as an indicator of a company's premium growth capacity. Ratios in excess of 3 to 1 are typically considered outside the usual range by insurance regulators and rating agencies. AIC's premium to surplus ratio was 2.0x on December 31, 2008 compared to 1.5x in the prior year.

        State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC for property-liability companies takes into account asset and credit risks but places more emphasis on underwriting factors for reserving and pricing. The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks. At December 31, 2008, the RBC for each of our domestic insurance companies was within the range that we target.

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

        Liquidity Sources and Uses    Our potential sources of funds principally include activities shown in the following table.

	Property- Liability	Allstate Financial	Corporate and Other
Receipt of insurance premiums	X	X
Allstate Financial contractholder fund deposits		X
Reinsurance recoveries	X	X
Receipts of principal, interest and dividends on investments	X	X	X
Sales of investments	X	X	X
Funds from investment repurchase agreements, securities lending, dollar roll, commercial paper and line of credit agreements	X	X	X
Inter-company loans	X	X	X
Capital contributions from parent	X	X
Dividends from subsidiaries	X		X
Tax refunds/settlements		X	X
Funds from periodic issuance of additional securities			X
Funds from the settlement of our benefit plans			X

        Our potential uses of funds principally include activities shown in the following table.

	Property- Liability	Allstate Financial	Corporate and Other
Payment of claims and related expenses	X
Payment of contract benefits, maturities, surrenders and withdrawals		X
Reinsurance cessions and payments	X	X
Operating costs and expenses	X	X	X
Purchase of investments	X	X	X
Repayment of investment repurchase agreements, securities lending, dollar roll, commercial paper and line of credit agreements	X	X	X
Payment or repayment of inter-company loans	X	X	X
Capital contributions to subsidiaries	X		X
Dividends to shareholders/parent company	X	X	X
Tax payments/settlements	X
Share repurchases			X
Debt service expenses and repayment	X	X	X
Settlement payments of employee and agent benefit plans	X	X	X

        We actively manage our financial position and liquidity levels in light of changing market, economic, and business conditions. In 2008, in anticipation of continued volatility and illiquidity in the financial markets, we took actions to enhance our economic and liquidity position pending a return to normal capital market conditions. These actions included:

  •
  Managing our gross exposure to our largest tail risk exposures: interest rate, equity, and catastrophes through active management of our investment and product portfolios as well as further mitigation through hedging and reinsurance.

  •
  Accumulating higher cash and short-term investment positions easily convertible to cash from asset sales, principal and interest receipts, calls, maturities and other cash inflows from our investment portfolio.

  •
  Reducing our securities lending program to $364 million as of December 31, 2008 from $3.39 billion as of December 31, 2007. By reducing the securities lending program, we gained additional direct access to our liquid investments.

  •
  Proactively selling securities we think will become less liquid.

  •
  Suspension of share repurchase program.

  •
  On February 25, 2009, we announced that our shareholder dividend was being revised to $.20.

        We believe that these actions will provide us with a greater level of flexibility necessary to operate in the current market environment. If market conditions warrant, we may take additional actions to enhance our liquidity position including:

  •
  Continued retention of portfolio cash flows including approximately $4.85 billion of expected inflows from upcoming maturities, calls and interest receipts on investments over the next six months.

  •
  The sale of fixed income (government, municipal and investment grade corporate bonds) and equity securities with unrealized capital gains at December 31, 2008.

        With a focus on preserving capital, we consider investments which are convertible to cash without generating significant additional net realized capital losses as liquidity sources. The following table presents cash and short-term positions easily convertible to cash, and certain other liquid investments meeting this criteria.

	As of December 31, 2008
($ in millions)	Property- Liability	Allstate Financial	Corporate and Other	Consolidated
Cash and short-term positions easily convertible to cash available same day/next day	$1,577	$2,825	$1,993	$6,395
Other highly liquid investments(1)	3,292	1,320	295	4,907
Other liquid investments(2)	6,027	2,258	972	9,257

Total liquid	$10,896	$6,403	$3,260	$20,559

Percent of total consolidated cash and investments	11.3%	6.6%	3.4%	21.3%

(1)
Other highly liquid investments are defined as assets that are generally saleable within one week, and primarily include common equity securities of $1.56 billion, municipal bonds of $1.08 billion, U.S. government and agencies bonds of $652 million, short-term investments of $624 million and agency pass through securities of $552 million. The amounts shown in the table above represent the amount of our holdings in these assets, excluding any holdings with restrictions.

(2)
Other liquid investments are defined as assets that are saleable within one quarter, and primarily include municipal bonds of $5.20 billion, short-term investments of $1.87 billion, corporate bonds of $956 million and agency pass through securities of $774 million. The amounts shown in the table above represent the amount that we believe could be sold during the first quarter of 2009, excluding any holdings with restrictions.

        The above analysis identifies our access to internal sources of liquidity. We believe we have sufficient liquidity to address current planned needs from investments other than those for which we have asserted the intent to hold until recovery combined with targeted sales of certain Allstate Financial products. Additionally, we have existing intercompany agreements in place that facilitate liquidity management at an enterprise level and enhance flexibility across the Company.

        To increase new money for investing, we have initiated actions to accelerate the recovery of approximately $1.29 billion of tax refunds from the overpayment of 2008 estimated taxes as well as the carryback of 2008 Allstate Financial ordinary losses and Property-Liability capital losses to prior tax years. $320 million in refunds were received in February 2009 and we expect the remaining refunds to be received in the first half of 2009. The carryback of the non-life companies' 2008 capital losses will fully offset the capital gains from 2005 and 2006, resulting in a remaining capital loss carryback capacity of $1.50 billion from 2007. The life companies do not have the ability to carry back any capital losses to prior tax years.

        Parent Company Capital Capacity    At the parent holding company level, we have deployable cash and investments totaling $3.64 billion as of December 31, 2008. These assets include highly liquid securities that are generally saleable within one week totaling $2.29 billion, additional liquid investments that are saleable within one quarter totaling $972 million, and $381 million of investments that trade in illiquid markets. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation. In 2009, AIC will have the capacity to pay dividends currently estimated at $1.30 billion without prior regulatory approval. We do not anticipate that ALIC will pay dividends to AIC in 2009. In addition, we have access to $1.00 billion of funds from either commercial paper issuance or an unsecured revolving credit facility. This provides capital for the parent company's relatively low fixed charges, estimated at $650 million in 2009, and $750 million of debt maturing in December 2009, to the extent not refinanced prior to maturity.

        In October 2008, the Corporation completed its previously approved capital contribution of $1.00 billion of invested assets to AIC. In November 2008, AIC purchased a $400 million surplus note from ALIC and made a capital contribution of $600 million to ALIC. An additional amount of approximately $250 million remains under the authority granted by the Corporation and AIC boards on October 15, 2008 and October 20, 2008, respectively, to make capital contributions in the form of cash or securities, by providing a guaranty or guaranties, or by purchasing one or more surplus notes or other securities on or before April 30, 2009.

        Moreover, in addition to these historic external sources of capital, access to funding from additional sources, including participation in programs offered by the U.S. Treasury and other governmental organizations, are potentially available to the Corporation and its operating subsidiaries for capital and liquidity needs.

        The Corporation has access to additional borrowing to support liquidity as follows:

  •
  A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of December 31, 2008, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

  •
  Our primary credit facility is available for short-term liquidity requirements and backs our commercial paper facility. Our $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining four years of the facility upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend. The program is fully subscribed among 11 lenders with the largest commitments being $185 million. The commitments of the lenders are several and no lender is responsible for any other lender's commitment if such lender fails to make a loan under the facility. None of the borrowing capacity under this credit facility has been utilized. This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capital resources ratio as defined in the agreement. This ratio at December 31, 2008 was 20.5%. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt. There were no borrowings under this line of credit during 2008. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

  •
  A universal shelf registration statement was filed with the Securities and Exchange Commission in May 2006 and will expire May 2009. In April 2009, we expect to ask our board of directors for authority to file a replacement universal shelf registration. We can use our current shelf registration to issue an unspecified amount of debt securities, common stock (including 364 million shares of treasury stock as of December 31, 2008), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

        Liquidity Exposure    Contractholder funds as of December 31, 2008 were $58.41 billion. The following table summarizes contractholder funds by their contractual withdrawal provisions at December 31, 2008.

($ in millions)		% to Total
Not subject to discretionary withdrawal	$13,604	23.3%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges(1)	25,781	44.1
Market value adjustments(2)	9,586	16.4
Subject to discretionary withdrawal without adjustments(3)	9,442	16.2

Total contractholder funds(4)	$58,413	100.0

(1)
Includes approximately $11.24 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
Approximately $7.96 billion of the contracts with market value adjusted surrenders have a 30-45 day period during which there is no surrender charge or market value adjustment.

(3)
Includes extendible funding agreements backing medium-term notes outstanding with a par value of $1.45 billion that have been non-extended and become due by October 31, 2009. We have accumulated, and expect to maintain, short-term and other maturing investments to fund the retirement of these obligations.

(4)
Includes approximately $1.47 billion of contractholder funds on variable annuities reinsured to Prudential effective June 1, 2006.

        While we are able to quantify scheduled maturities for our institutional products of $3.25 billion in 2009, anticipating retail product surrenders is less precise. Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. Surrenders and partial withdrawals for our retail annuities decreased 13.9% in 2008 compared to 2007. The annualized surrender and partial withdrawal rate on deferred annuities, interest-sensitive life insurance and Allstate Bank products, based on the beginning of year contractholder funds, was 12.2% and 13.3% in 2008 and 2007, respectively. Allstate Financial strives to promptly pay customers who request cash surrenders, however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

        Our institutional products are primarily funding agreements backing medium-term notes. As of December 31, 2008, total institutional products outstanding were $8.94 billion. The following table presents the scheduled maturities for our institutional products outstanding as of December 31, 2008.

($ in millions)
2009	$3,249
2010	3,059
2011	760
2012	40
2013	1,750
2016	85

$8,943

        Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

        Certain remote events and circumstances could constrain our liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in our long-term debt rating of A3, A- and a- (from Moody's, S&P's and A.M. Best, respectively) to non-investment grade status of below Baa3/BBB-/bb, a downgrade in AIC's financial strength rating from Aa3, AA- and A+ (from Moody's, S&P's and A.M. Best, respectively) to below Baa2/BBB/A-, or a downgrade in ALIC's financial strength ratings from A1, AA- and A+ (from Moody's, S&P's and A.M. Best, respectively) to below A1/AA-/A-. The rating agencies also consider the interdependence of our individually rated entities, therefore, a rating change in one entity could potentially affect the ratings of other related entities.

        The following table summarizes consolidated cash flow activities by business segment.

	Property-Liability(1)			Allstate Financial(1)			Corporate and Other(1)			Consolidated
($ in millions)	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
Net cash provided by (used in):
Operating activities	$1,746	$2,421	$2,454	$2,203	$2,930	$2,589	$(39)	$82	$12	$3,910	$5,433	$5,055
Investing activities	2,012	1,255	(1,257)	2,779	266	(2,074)	(1,003)	(1,636)	1,412	3,788	(115)	(1,919)
Financing activities	(16)	66	(344)	(5,510)	(1,997)	(152)	(2,179)	(3,408)	(2,510)	(7,705)	(5,339)	(3,006)

Net (decrease) increase in consolidated cash										$(7)	$(21)	$130

(1)
Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.

        Property-Liability    Lower cash provided by operating activities for Property-Liability in 2008, compared to 2007, was primarily due to higher claim payments resulting from 2008 catastrophe losses and lower investment income. Cash provided by operating activities for Property-Liability in 2007 was comparable to 2006.

        Cash flows provided by investing activities increased in 2008 compared to 2007, primarily due to decreased purchases of fixed income securities, partially offset by increases in equity securities purchases, lower sales of fixed income securities, and net change in short-term investments. Cash flows provided by investing activities increased in 2007, compared to 2006, primarily due to increased sales of equity securities.

        Cash used in financing activities in 2008, compared to cash provided by in 2007, was primarily due to decreased tax benefits of share based arrangements in 2008. Cash flows were provided by financing activities in 2007 compared to being used in the financing activities in 2006, primarily due to the repayment of short-term debt in 2006.

        Cash flows were impacted by dividends paid by AIC to its parent, the Corporation, totaling $3.40 billion, $4.92 billion and $1.01 billion in 2008, 2007 and 2006, respectively. Cash flows were also impacted by capital contributions paid by the Corporation to AIC totaling $1.00 billion and capital contributions paid by AIC to ALIC totaling $1.41 billion in 2008. There were no capital contributions to ALIC in 2007 and 2006.

        Allstate Financial    Lower operating cash flows for Allstate Financial in 2008, compared to 2007, were primarily related to a decrease in investment income and lower premiums, partially offset by income tax refunds in 2008 compared to 2007. Higher operating cash flows for Allstate Financial in 2007, compared to 2006, primarily related to lower operating expenses and tax payments, an increase in investment income, partially offset by increased policy and contract benefit payments and the absence in 2007 of contract charges on the reinsured variable annuity business.

        Cash flows provided by investing activities increased in 2008 compared to 2007, primarily due to decreased purchases of fixed income securities and mortgage loans, partially offset by lower investment collections and net change in short-term investments. Cash flows from investing activities increased in 2007, compared to 2006, primarily due to increased cash provided by operating activities, partially offset by increased cash used in financing activities.

        Higher cash flows used in financing activities in 2008 compared to 2007 were primarily due to higher maturities and retirements of institutional products, partially offset by higher contractholder fund deposits. Cash flows used in financing activities increased in 2007, compared to 2006, primarily due to lower contractholder fund deposits. For quantification of the changes in contractholder funds, see the Allstate Financial Segment section of the MD&A.

        There were no dividends paid by Allstate Financial in 2008. In 2007 and 2006, financing cash flows were impacted by dividends paid by Allstate Financial totaling $742 million and $725 million, respectively. Allstate Financial cash flows from financing activities were also impacted by funds paid by AIC to ALIC totaling $1.41 billion in 2008. The $1.41 billion includes capital contributions paid in cash totaling $607 million and the issuance of two surplus notes, each with a principal sum of $400 million, to AIC in exchange for cash totaling $800 million. Allstate Financial cash flows from financing activities exclude capital contributions to ALIC comprising the transfer to ALIC from AIC of non-cash assets totaling $342 million and the transfer of a $50 million surplus note to Kennett Capital Inc. from ALIC in exchange for a note receivable with a principal sum equal to that of the surplus note, which was originally issued to ALIC by a subsidiary of ALIC. One of the surplus notes issued to AIC in 2008 was subsequently canceled and forgiven by AIC resulting in the recognition of a capital contribution equal to the outstanding principal balance of the surplus note of $400 million. There were no capital contributions to ALIC in 2007 and 2006.

        Corporate and Other    Fluctuations in the Corporate and Other operating cash flows were primarily due to the timing of intercompany settlements. Investing activities primarily relate to investments in the portfolios of Kennett Capital Holdings, LLC. Financing cash flows of the Corporate and Other segment reflect actions such as fluctuations in short-term debt, repayment of debt, proceeds from the issuance of debt, dividends to shareholders of The Allstate Corporation and share repurchases; therefore, financing cash flows are affected when we increase or decrease the level of these activities.

        Contractual Obligations and Commitments    Our contractual obligations as of December 31, 2008 and the payments due by period are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Liabilities for collateral and repurchase agreements(1)	$340	$340	$—	$—	$—
Contractholder funds(2)	77,303	10,797	24,190	10,739	31,577
Reserve for life-contingent contract benefits(2)	32,986	1,338	3,814	2,516	25,318
Long-term debt(3)	12,320	1,094	620	1,138	9,468
Capital lease obligations(3)	62	12	17	10	23
Operating leases(3)	712	198	261	136	117
Unconditional purchase obligations(3)	302	122	131	40	9
Defined benefit pension plans and other postretirement benefit plans(3)(4)	5,595	338	356	369	4,532
Reserve for property-liability insurance claims and claims expense(5)	19,456	8,699	5,923	2,088	2,746
Other liabilities and accrued expenses(6)(7)	4,100	3,972	85	17	26
Net unrecognized tax benefits(8)	21	—	21	—	—

Total contractual cash obligations	$153,197	$26,910	$35,418	$17,053	$73,816

(1)
Liabilities for collateral and repurchase agreements are typically fully secured with cash. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business, including utilizing potential sources of liquidity as disclosed previously.

(2)
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life, fixed annuities, including immediate annuities without life contingencies, bank deposits and institutional products. The reserve for life-contingent contract benefits relates primarily to traditional life and immediate annuities with life contingencies. These amounts reflect the present value of estimated cash payments to be made to contractholders and policyholders. Certain of these contracts, such as immediate annuities without life contingencies and institutional products, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of a portion or all of the payments has been determined by the contract. Extendible funding agreements backing medium-term notes outstanding are reflected in the table above at the maturity date accelerated in accordance with the contractholders' election to not extend the maturity date. Other contracts, such as interest-sensitive life, fixed deferred annuities, traditional life and immediate annuities with life contingencies and voluntary accident and health insurance, involve payment obligations where a portion or all of the amount and timing of future payments is uncertain. For these contracts and bank deposits, the Company is not currently making payments and will not make payments until (i) the occurrence of an insurable event such as death or illness or (ii) the occurrence of a payment triggering event such as the surrender of or partial withdrawal on a policy or deposit contract, which is outside of the control of the Company. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liabilities of $58.41 billion for contractholder funds and $12.88 billion for reserve for life-contingent contract benefits as included in the Consolidated Statements of Financial Position as of December 31, 2008. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(3)
Our payment obligations relating to long-term debt, capital lease obligations, operating leases, unconditional purchase obligations and pension and OPEB contributions are managed within the structure of our intermediate to long-term liquidity management program. Amount differs from the balance presented on the Consolidated Statements of Financial Position as of December 31, 2008 because the long-term debt amount above includes interest.

(4)
The pension plans' obligations in the next 12 months represent our planned contributions, and the remaining years' contributions are projected based on the average remaining service period using the current underfunded status of the plans. The OPEB plans' obligations are estimated based on the expected benefits to be paid. These liabilities are discounted with respect to interest, and as a result the sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount of $1.93 billion included in other liabilities and accrued expenses on the Consolidated Statements of Financial Position.

(5)
Reserve for property-liability insurance claims and claims expense is an estimate of amounts necessary to settle all outstanding claims, including claims that have been incurred but not reported as of the balance sheet date. We have estimated the timing of these payments based on our historical experience and our expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above, especially for IBNR claims. The ultimate cost of losses may vary materially from recorded amounts which are our best estimates. The reserve for property-liability insurance claims and claims expense includes loss reserves related to asbestos and environmental claims as of December 31, 2008, of $1.93 billion and $250 million, respectively.

(6)
Other liabilities primarily include accrued expenses and certain benefit obligations and claim payments and other checks outstanding. Certain of these long-term liabilities are discounted with respect to interest, as a result the sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount of $4.09 billion.

(7)
Balance sheet liabilities not included in the table above include unearned and advance premiums of $10.79 billion and deferred tax liabilities netted in the net deferred tax asset of $3.79 billion. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis. In addition, other liabilities of $708 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

(8)
Net unrecognized tax benefits relate to Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). We believe it is reasonably possible that the FIN 48 liability balance will not significantly increase or decrease within the next 12 months. The resolution of this obligation may be for an amount different than what we have accrued.

        Our contractual commitments as of December 31, 2008 and the payments due by period are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Other commitments—conditional	$13	$11	$2	$—	$—
Other commitments—unconditional	1,945	216	1,052	616	61

Total commitments	$1,958	$227	$1,054	$616	$61

        Contractual commitments represent investment commitments such as private placements, limited partnership interests and mortgage loans.

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

ENTERPRISE RISK AND RETURN MANAGEMENT

        Allstate has established enterprise risk and return management ("ERRM") processes and infrastructure to effectively manage risk within our tolerances while optimizing risk adjusted returns. We have a senior management committee called the Enterprise Risk & Return Council ("ERRC") which is responsible for overseeing enterprise risks. Enterprise risk and return management is a disciplined, holistic, integrated and interactive approach to risk that is conducted under an overall framework which:

  •
  Increases transparency thereby providing additional insight when setting enterprise strategy

  •
  Identifies potential events that could have a significant impact on Allstate

  •
  Proactively manages risk and optimizes our overall profile consistent with Allstate's risk appetite

  •
  Provides greater assurance of achieving Allstate's objectives

  •
  Allows Allstate to pursue a return commensurate with the risks taken

        Allstate's Board of Directors and Audit Committee provide enterprise risk management oversight by reviewing enterprise principles, guidelines and limits for Allstate's significant risks and by monitoring major risk exposures, trends and actions management has taken to control these risks.

        Allstate's primary risk exposures result from the capital markets, followed by catastrophes and operational risk events. Allstate has been proactive in the face of financial market and economic turbulence by responding quickly to reduce exposures in "at risk" asset classes, implementing risk mitigation and return optimization programs designed to protect our investment portfolio values, and enhancing our liquidity position through a series of actions.

        Risk management is primarily executed within the business units where risk is undertaken. Our risk management programs include appropriate governance policies with established tolerances and risk limits, stochastic modeling software and analyses, risk identification, evaluation, prioritization, treatment and monitoring practices and effective communication and reporting. Chief Risk Officers and managers in the various business units are responsible for managing, measuring, evaluating, and reporting risks as appropriate in their respective areas within the risk appetite of the overall enterprise. This includes items such as monitoring appropriate tolerances and managing exposure to catastrophes; managing the impacts to invested assets and liabilities related to changes in risk free interest rates, credit spreads and equity markets through value at risk, duration and convexity metrics; managing liquidity levels in light of changing market, economic and business conditions; and evaluating risks related to credit exposures through credit value at risk measurements.

        As appropriate, consistent enterprise-wide measurement standards and limits are applied to key risks and are integrated into such processes as strategic and financial planning, capital management and enterprise risk reporting. Business unit measures and practices are aligned with overall enterprise standards.

        Economic Capital is the amount of capital required to provide a given level of safety to stakeholders over a specific time horizon, given a defined enterprise-wide tolerance for risk. Companies employ various methods and standards for determining economic capital. At Allstate, we utilize an internally developed enterprise stochastic model as significant input into our determination of an appropriate level of enterprise economic capital to hold, ensuring that we achieve regulatory RBC within the range that we target and appropriately consider rating agency perspectives. Our economic capital model accounts for the unique and specific nature and interaction of the risks inherent in our various businesses. Economic capital modeling capabilities enable us to more fully understand risk distributions and optimize risk/reward tradeoffs across the portfolio of businesses and various risks. These capabilities allow us to view risk and return decisions holistically which may provide opportunities for enhanced returns to shareholders at similar or lower levels of risk than might be achieved if modeling and analyses were only applied at the business unit and individual risk level. Areas we are pursuing that may provide such opportunities include risk mitigation and return optimization programs in our investment portfolio and more emphasis on total return economics and absolute returns in addition to traditional net credit spreads. We have also established an internal capital support agreement between certain legal entities to more fully capitalize on diversification benefits within the enterprise.

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

Item 8.    Financial Statements and Supplementary Data

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
($ in millions, except per share data)	2008	2007	2006
Revenues
Property-liability insurance premiums (net of reinsurance ceded of $1,139, $1,356 and $1,113)	$26,967	$27,233	$27,369
Life and annuity premiums and contract charges (net of reinsurance ceded of $900, $966 and $815)	1,895	1,866	1,964
Net investment income	5,622	6,435	6,177
Realized capital gains and losses	(5,090)	1,235	286

	29,394	36,769	35,796

Costs and expenses
Property-liability insurance claims and claims expense (net of reinsurance recoveries of $620, $370 and $414)	20,064	17,667	16,017
Life and annuity contract benefits (net of reinsurance recoveries of $1,150, $671 and $573)	1,612	1,589	1,570
Interest credited to contractholder funds (net of reinsurance recoveries of $43, $48 and $40)	2,411	2,681	2,609
Amortization of deferred policy acquisition costs	4,679	4,704	4,757
Operating costs and expenses	3,273	3,103	3,033
Restructuring and related charges	23	29	182
Interest expense	351	333	357

	32,413	30,106	28,525

Loss on disposition of operations	(6)	(10)	(93)

(Loss) income from operations before income tax (benefit) expense	(3,025)	6,653	7,178
Income tax (benefit) expense	(1,346)	2,017	2,185

Net (loss) income	$(1,679)	$4,636	$4,993

Earnings per share:
Net (loss) income per share—Basic	$(3.07)	$7.83	$7.89

Weighted average shares—Basic	546.1	592.4	632.5

Net (loss) income per share—Diluted	$(3.07)	$7.77	$7.84

Weighted average shares—Diluted	546.1	596.7	637.2

Cash dividends declared per share	$1.64	$1.52	$1.40

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
($ in millions, except per share data)	2008	2007	2006
Net (loss) income	$(1,679)	$4,636	$4,993
Other comprehensive loss, after-tax
Changes in:
Unrealized net capital gains and losses	(4,626)	(1,186)	(16)
Unrealized foreign currency translation adjustments	(74)	53	4
Minimum pension liability adjustment	—	—	(14)
Unrecognized pension and other postretirement benefit cost	(724)	765	—

Other comprehensive loss, after-tax	(5,424)	(368)	(26)

Comprehensive (loss) income	$(7,103)	$4,268	$4,967

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
($ in millions, except par value data)	2008	2007
Assets
Investments
Fixed income securities, at fair value (amortized cost $77,104 and $93,495)	$68,608	$94,451
Equity securities, at fair value (cost $3,137 and $4,267)	2,805	5,257
Mortgage loans	10,229	10,830
Limited partnership interests	2,791	2,501
Short-term, at fair value (amortized cost $8,903 and $3,058)	8,906	3,058
Other	2,659	2,883

Total investments	95,998	118,980
Cash	415	422
Premium installment receivables, net	4,842	4,879
Deferred policy acquisition costs	8,542	5,768
Reinsurance recoverables, net	6,403	5,817
Accrued investment income	884	1,050
Deferred income taxes	3,794	467
Property and equipment, net	1,059	1,062
Goodwill	874	825
Other assets	3,748	2,209
Separate Accounts	8,239	14,929

Total assets	$134,798	$156,408

Liabilities
Reserve for property-liability insurance claims and claims expense	$19,456	$18,865
Reserve for life-contingent contract benefits	12,881	13,212
Contractholder funds	58,413	61,975
Unearned premiums	10,024	10,409
Claim payments outstanding	790	748
Other liabilities and accrued expenses	6,695	8,779
Long-term debt	5,659	5,640
Separate Accounts	8,239	14,929

Total liabilities	122,157	134,557

Commitments and Contingent Liabilities (Note 6, 7 and 13)
Shareholders' equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 536 million and 563 million shares outstanding	9	9
Additional capital paid-in	3,130	3,052
Retained income	30,207	32,796
Deferred ESOP expense	(49)	(55)
Treasury stock, at cost (364 million and 337 million shares)	(15,855)	(14,574)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	(3,738)	888
Unrealized foreign currency translation adjustments	5	79
Unrecognized pension and other postretirement benefit cost	(1,068)	(344)

Total accumulated other comprehensive (loss) income	(4,801)	623

Total shareholders' equity	12,641	21,851

Total liabilities and shareholders' equity	$134,798	$156,408

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	December 31,
($ in millions, except per share data)	2008	2007	2006
Common stock	$9	$9	$9

Additional capital paid-in
Balance, beginning of year	3,052	2,939	2,798
Equity incentive plans activity	78	113	141

Balance, end of year	3,130	3,052	2,939

Retained income
Balance, beginning of year	32,796	29,070	24,962
Net (loss) income	(1,679)	4,636	4,993
Dividends ($1.64, $1.52 and $1.40 per share, respectively)	(897)	(901)	(885)
Effects of changing pension plan measurement date pursuant to SFAS No. 158	(13)	—	—
Cumulative effect of a change in accounting principle	—	(9)	—

Balance, end of year	30,207	32,796	29,070

Deferred ESOP expense
Balance, beginning of year	(55)	(72)	(90)
Payments	6	17	18

Balance, end of year	(49)	(55)	(72)

Treasury stock
Balance, beginning of year	(14,574)	(11,091)	(9,575)
Shares acquired	(1,323)	(3,604)	(1,770)
Shares reissued under equity incentive plans, net	42	121	254

Balance, end of year	(15,855)	(14,574)	(11,091)

Accumulated other comprehensive income
Balance, beginning of year	623	991	2,082
Change in unrealized net capital gains and losses	(4,626)	(1,186)	(16)
Change in unrealized foreign currency translation adjustments	(74)	53	4
Change in minimum pension liability adjustment	—	—	(14)
Change in unrecognized pension and other postretirement benefit cost	(724)	765	—
Adjustment to initially apply SFAS No. 158	—	—	(1,065)

Balance, end of year	(4,801)	623	991

Total shareholders' equity	$12,641	$21,851	$21,846

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
($ in millions)	2008	2007	2006
Cash flows from operating activities
Net (loss) income	$(1,679)	$4,636	$4,993
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	(376)	(257)	(188)
Realized capital gains and losses	5,090	(1,235)	(286)
Loss on disposition of operations	6	10	93
Interest credited to contractholder funds	2,411	2,681	2,609
Changes in:
Policy benefits and other insurance reserves	626	(192)	(3,236)
Unearned premiums	(359)	(74)	132
Deferred policy acquisition costs	141	(37)	(196)
Premium installment receivables, net	18	(62)	(49)
Reinsurance recoverables, net	(269)	(240)	828
Income taxes	(1,864)	(52)	486
Other operating assets and liabilities	165	255	(131)

Net cash provided by operating activities	3,910	5,433	5,055

Cash flows from investing activities
Proceeds from sales
Fixed income securities	22,936	23,462	23,651
Equity securities	9,535	9,127	3,659
Limited partnership interests	371	800	415
Mortgage loans	279	—	—
Other investments	171	173	274
Investment collections
Fixed income securities	4,269	5,257	4,599
Mortgage loans	844	1,649	1,649
Other investments	98	395	455
Investment purchases
Fixed income securities	(14,448)	(26,401)	(29,243)
Equity securities	(9,477)	(7,902)	(3,722)
Limited partnership interests	(982)	(1,375)	(1,042)
Mortgage loans	(500)	(2,936)	(2,331)
Other investments	(140)	(763)	(792)
Change in short-term investments, net	(8,283)	(1,323)	1,332
Change in other investments, net	(474)	(7)	164
(Acquisition) disposition of operations	(120)	3	(826)
Purchases of property and equipment, net	(291)	(274)	(161)

Net cash provided by (used in) investing activities	3,788	(115)	(1,919)

Cash flows from financing activities
Change in short-term debt, net	—	(12)	(401)
Proceeds from issuance of long-term debt	20	987	644
Repayment of long-term debt	(1)	(9)	(851)
Contractholder fund deposits	9,984	8,632	10,066
Contractholder fund withdrawals	(15,480)	(10,599)	(10,208)
Dividends paid	(889)	(901)	(873)
Treasury stock purchases	(1,323)	(3,604)	(1,770)
Shares reissued under equity incentive plans, net	33	109	239
Excess tax benefits on share-based payment arrangements	3	29	52
Other	(52)	29	96

Net cash used in financing activities	(7,705)	(5,339)	(3,006)

Net (decrease) increase in cash	(7)	(21)	130
Cash at beginning of year	422	443	313

Cash at end of year	$415	$422	$443

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

        The Allstate Protection segment principally sells private passenger auto and homeowners insurance, with earned premiums accounting for approximately 92% of Allstate's 2008 consolidated revenues. Allstate was the country's second largest insurer for both private passenger auto and homeowners insurance as of December 31, 2007. Allstate Protection, through several companies, is authorized to sell certain property-liability products in all 50 states, the District of Columbia and Puerto Rico. The Company is also authorized to sell certain insurance products in Canada. For 2008, the top geographic locations for premiums earned by the Allstate Protection segment were California, New York, Texas, Florida and Pennsylvania. No other jurisdiction accounted for more than 5% of premiums earned for Allstate Protection.

        Allstate has exposure to catastrophes, an inherent risk of the property-liability insurance business, which have contributed, and will continue to contribute, to material year-to-year fluctuations in the Company's results of operations and financial position (see Note 7). The nature and level of catastrophic loss caused by natural events (high winds, winter storms, tornadoes, hailstorms, wildfires, tropical storms, hurricanes, earthquakes and volcanoes) experienced in any period cannot be predicted and could be material to results of operations and financial position. The Company considers the greatest areas of potential catastrophe losses due to hurricanes to generally be major metropolitan centers in counties along the eastern and gulf coasts of the United States. The Company considers the greatest areas of potential catastrophe losses due to earthquakes and fires following earthquakes to be major metropolitan areas near fault lines in the states of California, Oregon, Washington, South Carolina, Missouri, Kentucky and Tennessee. The Company also has exposure to asbestos, environmental and other discontinued lines claims (see Note 13).

        The Allstate Financial segment sells life insurance, retirement and investment products and voluntary accident and health insurance to individual and institutional customers. The principal individual products are fixed annuities; interest-sensitive, traditional and variable life insurance; and voluntary accident and health insurance. The principal institutional product is funding agreements backing medium-term notes issued to institutional and individual investors. Banking products and services are also offered to customers through the Allstate Bank.

        Allstate Financial, through several companies, is authorized to sell life insurance and retirement products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. For 2008, the top geographic locations for statutory premiums and annuity considerations for the Allstate Financial segment were Delaware, California, Florida and New York. No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations for Allstate Financial. Allstate Financial distributes its products to individuals through multiple distribution channels, including Allstate exclusive agencies, which include exclusive financial specialists, independent agents (including master brokerage agencies and workplace enrolling agents), financial service firms, such as banks and broker-dealers and specialized structured settlement brokers. Allstate Bank products can also be obtained directly through a toll-free number.

        Allstate has exposure to market risk as a result of its investment portfolio. Market risk is the risk that the Company will incur realized and unrealized net capital losses due to adverse changes in equity, interest, credit spreads, commodity, or currency exchange rates and prices. The Company's primary market risk exposures are to changes in interest rates and equity prices. Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of its interest bearing assets and liabilities. This risk arises from many of the Company's primary activities, as it invests substantial funds in interest-sensitive assets and issues interest-sensitive liabilities. Interest rate risk includes risks related to changes in U.S. Treasury yields and other key risk-free reference yields, as well as changes in interest rates resulting from widening credit spreads and credit exposure. Equity price risk is the risk that the Company will incur losses due to adverse changes in the general levels of the equity markets or equity-like investments.

        The Company monitors economic and regulatory developments that have the potential to impact its business. The ability of banks to affiliate with insurers may have a material adverse effect on all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors. The Company currently benefits from agreements with financial services entities that market and distribute its products; change in control of these non-affiliated entities could negatively impact the Company's sales. Furthermore, federal and state laws and regulations affect the taxation of insurance companies and life insurance and annuity products. Congress and various state legislatures have considered proposals that, if enacted, could impose a greater tax burden on the Company or could have an adverse impact on the tax treatment of some insurance products offered by Allstate Financial, including favorable policyholder tax treatment currently applicable to life insurance and annuities. Legislation that reduced the federal income tax rates applicable to certain dividends and capital gains realized by individuals, or other proposals, if adopted, that reduce the taxation or permit the establishment of certain products or investments that may compete with life insurance or annuities, could have an adverse effect on the Company's financial position or Allstate Financial's ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

2.     Summary of Significant Accounting Policies

Investments

        Fixed income securities include bonds, asset-backed securities, mortgage-backed securities, commercial mortgage-backed securities and redeemable preferred stocks. Fixed income securities may be sold prior to their contractual maturity, are designated as available for sale and are carried at fair value. The difference between amortized cost and fair value, net of deferred income taxes, certain life and annuity deferred policy acquisition costs ("DAC"), certain deferred sales inducement costs ("DSI"), and certain reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income. Cash received from calls, principal payments and make-whole payments is reflected as a component of proceeds from sales and cash received from maturities and pay-downs is reflected as a component of investment collections within the Consolidated Statements of Cash Flows. Reported in fixed income securities are hybrid securities which have characteristics of fixed income securities and equity securities. Many of these securities have attributes most similar to those of fixed income securities such as a stated interest rate, a mandatory redemption date or an interest rate step-up feature which is intended to incent the issuer to redeem the security at a specified call date. Hybrid securities are carried at fair value and amounted to $1.40 billion and $2.81 billion at December 31, 2008 and 2007, respectively.

        Equity securities primarily include common and non-redeemable preferred stocks and real estate investment trust equity investments. Common and non-redeemable preferred stocks and real estate investment trust equity investments are classified as available for sale and are carried at fair value. The difference between cost and fair value, net of deferred income taxes, is reflected as a component of accumulated other comprehensive income.

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

        Investments in limited partnership interests, including certain interests in limited liability companies, private equity/debt funds, real estate funds and hedge funds where the Company's interest is so minor that it exercises virtually no influence over operating and financial policies are accounted for in accordance with the cost method of accounting; otherwise, investments in limited partnership interests are accounted for in accordance with the equity method of accounting.

        Short-term investments, including money market funds, commercial paper and other short-term investments, are carried at fair value. Other investments consist primarily of policy loans and bank loans. Bank loans are comprised primarily of senior secured corporate loans which are carried at amortized cost. Policy loans are carried at the respective unpaid principal balances.

        In connection with the Company's securities lending business activities, funds received in connection with securities repurchase agreements, cash collateral received from counterparties related to derivative transactions and securities purchased under agreements to resell are invested and classified as short-term investments or fixed income securities available for sale as applicable. For the Company's securities lending business activities and securities sold under agreements to repurchase, the Company records an offsetting liability in other liabilities and accrued expenses or other investments for the Company's obligation to return the collateral or funds received.

        Investment income consists primarily of interest and dividends, income from certain limited partnership interests and income from certain derivative transactions. Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date. Interest income for asset-backed securities, mortgage-backed securities and commercial mortgage-backed securities is determined considering estimated principal repayments obtained from widely accepted third party data sources and internal estimates. Interest income on beneficial interests in securitized financial assets not of high credit quality is determined using the prospective yield method, based upon projections of expected future cash flows. For all other asset-backed securities, mortgage-backed securities and commercial mortgage-backed securities, the effective yield is recalculated on the retrospective basis. Accrual of income is suspended for fixed income securities, mortgage loans and bank loans that are in default or when receipt of interest payments is in doubt. Income from investments in limited partnership interests accounted for on the cost basis is recognized upon receipt of amounts distributed by the partnerships as investment income. Subsequent to October 1, 2008, income from investments in limited partnership interests accounted for utilizing the equity method of accounting ("EMA LP") is reported in realized capital gains and losses.

        Realized capital gains and losses include gains and losses on investment sales, write-downs in value due to other-than-temporary declines in fair value, periodic changes in the fair value and settlements of certain derivatives including hedge ineffectiveness, and income from certain limited partnership interests. Realized capital gains and losses on investment sales include calls and prepayments and are determined on a specific identification basis. Income from investments in limited partnership interests accounted for utilizing the equity method of accounting is recognized based on the financial results of the entity and the Company's proportionate investment interest, and is recognized on a delay due to the availability of the related financial statements. The recognition of income on hedge funds is primarily on a one month delay and the income recognition on private equity/debt funds and real estate funds are generally on a three month delay.

        The Company recognizes other-than-temporary impairment losses on fixed income securities, equity securities and short-term investments when the decline in fair value is deemed other-than-temporary including when the Company cannot assert a positive intent to hold an impaired security until recovery (see Note 5). Fixed income securities subject to change in intent write-downs continue to earn investment income (other than discussed above), and any discount or premium is recognized using the effective yield method over the expected life of the security.

Fair value of financial assets and financial liabilities

        The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"), as of January 1, 2008 for its financial assets and financial liabilities that are measured at fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value. The adoption did not have a material effect on the Company's determination of fair value.

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

        Observable inputs are those used by market participants in valuing financial instruments that are developed based on market data obtained from independent sources. In the absence of sufficient observable inputs, unobservable inputs reflect the Company's estimates of the assumptions market participants would use in valuing financial assets and financial liabilities and are developed based on the best information available in the circumstances. The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3.

        Financial assets and financial liabilities recorded on the Consolidated Statements of Financial Position at fair value as of December 31, 2008 are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

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
Level 3:
Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect the Company's estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

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

        Certain financial assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans and policy loans. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting remeasurement is reflected in the consolidated financial statements. In addition, equity options embedded in fixed income securities are not disclosed in the hierarchy with free-standing derivatives as the embedded derivatives are presented with the host contract in fixed income securities.

Summary of significant valuation techniques for financial assets and financial liabilities on a recurring basis

Level 1 measurements

  •
  Fixed income securities:  U.S. treasuries are in Level 1 and valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

  •
  Equity securities:  Comprise actively traded, exchange-listed U.S. and international equity securities. Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

  •
  Short-term:  Comprise actively traded money market funds that have daily quoted net asset values for identical assets that the Company can access.

  •
  Separate account assets:  Comprise actively traded mutual funds that have daily quoted net asset values for identical assets that the Company can access. Net asset values for the actively traded mutual funds in which the separate account assets are invested are obtained daily from the fund managers.

Level 2 measurements

  •
  Fixed income securities:

    Corporate, including privately placed:    Valued based on inputs including quoted prices for identical or similar assets in markets that are not active. Also includes privately placed securities which have market-observable external ratings from independent third party rating agencies.

    Municipal:    Externally rated municipals are valued based on inputs including quoted prices for identical or similar assets in markets that are not active. Included in municipals are auction rate securities ("ARS") other than those backed by student loans. ARS backed by student loans are included in Level 3.

    U.S. government and agencies:    Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

    Commercial mortgage-backed securities ("CMBS"):    Valuation is principally based on inputs including quoted prices for identical or similar assets in markets that are not active.

    Preferred stock; Mortgage-backed securities ("MBS"); Foreign government; Asset-backed securities ("ABS")—credit card:    Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

  •
  Equity securities:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

  •
  Short-term:  Commercial paper and other short-term investments are valued based on quoted prices for identical or similar assets in markets that are not active or amortized cost.

  •
  Other investments:  Free-standing exchange listed derivatives that are not actively traded are valued based on quoted prices for identical instruments in markets that are not active.

    Over-the-counter ("OTC") derivatives, including interest rate swaps, foreign currency swaps, foreign exchange forward contracts, certain credit default swaps, and commodity swaps, are valued using models that rely on inputs such as interest rate yield curves, currency rates, adjustment for counterparty credit risks, and commodity prices that are observable for substantially the full term of the contract. The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.

  •
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

Level 3 measurements

  •
  Fixed income securities:

    Corporate:    Valued based on non-binding broker quotes and are categorized as Level 3.

    Corporate privately placed:    Valued based on non-binding broker quotes and models that are widely accepted in the financial services industry and use internally assigned credit ratings as inputs and instrument specific inputs. Instrument specific inputs used in internal fair value determinations include coupon rate, coupon type, weighted average life, sector of the issuer and call provisions. Privately placed securities are categorized as Level 3 as a result of the significance of non-market observable inputs. The internally modeled securities are valued based on internal ratings, which are not observable in the market. Multiple internal ratings comprise a National Association of Insurance Commissioners ("NAIC") rating category and when used in the internal model provide a more refined determination of fair value. The Company's internal ratings are primarily consistent with the NAIC ratings which are generally updated annually.

    Municipal:    ARS primarily backed by student loans that have become illiquid due to failures in the auction market and municipal bonds that are not rated by third party credit rating agencies but are generally rated by the NAIC are included in Level 3. ARS backed by student loans are valued based on a discounted cash flow model with certain inputs to the valuation model that are significant to the valuation, but are not market observable, including estimates of future coupon rates if auction failures continue, maturity assumptions, and illiquidity premium. Non-rated municipal bonds are valued based on valuation models that are widely accepted in the financial services industry and require projections of future cash flows that are not market-observable, and are categorized as Level 3 as a result of the significance of non-market observable inputs.

    ABS residential mortgage-backed securities ("ABS RMBS"); Alt-A residential mortgage-backed securities ("Alt-A"):    ABS RMBS and Alt-A are principally valued based on inputs including quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements. Certain ABS RMBS and Alt-A are valued based on non-binding broker quotes. Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all ABS RMBS and Alt-A are categorized as Level 3.

    Other collateralized debt obligations ("CDO"); ABS collateralized debt obligations ("ABS CDO"):    Valued based on non-binding broker quotes received from brokers who are familiar with the investments. Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all collateralized loan obligations ("CLO"), ABS CDO, and synthetic collateralized debt obligations are categorized as Level 3.

    CMBS; Commercial real estate collateralized debt obligations ("CRE CDO"):    CRE CDO, which are reported as CMBS, and other CMBS, are either valued based on non-binding broker quotes or based on inputs including quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements. Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, certain CMBS are categorized as Level 3.

    ABS—credit card, auto and student loans:    Valued based on inputs including quoted prices for identical or similar assets in markets that are not active. Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, they are categorized as Level 3.

  •
  Other investments:  Certain free-standing OTC derivatives, such as caps, floors, certain credit default swaps and OTC options (including swaptions), are valued using valuation models that are widely accepted in the financial services industry. Inputs include non-market observable inputs such as volatility assumptions that are significant to the valuation of the instruments.

  •
  Contractholder funds:  Derivatives embedded in annuity contracts are valued internally using models widely accepted in the financial services industry that determine a single best estimate of fair value for the embedded derivatives within a block of contractholder liabilities. The models use stochastically determined cash flows based on the contractual elements of embedded derivatives and other applicable market data. These are categorized as Level 3 as a result of the significance of non-market observable inputs.

Financial assets and financial liabilities on a non-recurring basis

        Mortgage loans and other investments written-down to fair value in connection with recognizing other-than-temporary impairments are valued using valuation models that are widely accepted in the financial services industry. Inputs to the valuation models include non-market observable inputs such as credit spreads. Limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments are valued using net asset values and other sources. At December 31, 2008, mortgage loans, limited partnership interests and other investments with a fair value of $301 million were included in the fair value hierarchy in Level 3 since they were subject to remeasurement at fair value at December 31, 2008.

Fair value measurement prior to adoption of SFAS No. 157

        Prior to the adoption of SFAS No. 157 on January 1, 2008, the fair value of fixed income securities was based upon observable market quotations, other market observable data or was derived from such quotations and market observable data. The fair value of privately placed fixed income securities was generally based on widely accepted pricing valuation models, which were developed internally. The valuation models used security specific information such as the credit rating of the issuer, industry sector of the issuer, maturity, estimated duration, call provisions, sinking fund requirements, coupon rate, quoted market prices of comparable securities and estimated liquidity premiums to determine the overall spread for the specific security.

Derivative and embedded derivative financial instruments

        Derivative financial instruments include interest rate swaps, credit default swaps, futures (interest rate, equity and commodity), options (including swaptions), interest rate caps and floors, warrants and rights, forward contracts to hedge foreign currency risk, certain investment risk transfer reinsurance agreements, forward sale commitments and certain bond forward purchase commitments. Derivatives that are required to be separated from the host instrument and accounted for as derivative financial instruments ("subject to bifurcation") are embedded in convertible and equity-indexed fixed income securities, equity-indexed life and annuity contracts, reinsured variable annuity contracts, and certain funding agreements (see Note 6).

        All derivatives are accounted for on a fair value basis and reported as other investments, other assets, other liabilities and accrued expenses or contractholder funds. Embedded derivative instruments subject to bifurcation are also accounted for on a fair value basis and are reported together with the host contract. The change in the fair value of derivatives embedded in certain fixed income securities and subject to bifurcation is reported in realized capital gains and losses. The change in the fair value of derivatives embedded in liabilities and subject to bifurcation is reported in life and annuity contract benefits, interest credited to contractholder funds or realized capital gains and losses. Cash flows from embedded derivatives requiring bifurcation and derivatives receiving hedge accounting are reported consistently with the host contracts and hedged risks respectively within the Consolidated Statements of Cash Flows. Cash flows from other derivatives are reported in cash flows from investing activities within the Consolidated Statements of Cash Flows.

        When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges. The hedged item may be either all or a specific portion of a recognized asset, liability or an unrecognized firm commitment attributable to a particular risk for fair value hedges. At the inception of the hedge, the Company formally documents the hedging relationship and risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the methodology used to assess the effectiveness of the hedging instrument in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk. In the case of a cash flow hedge, this documentation includes the exposure to changes in the variability in cash flows attributable to the hedged risk. The Company does not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, the Company confirms that the hedging instrument continues to be highly effective in offsetting the hedged risk. Ineffectiveness in fair value hedges and cash flow hedges is reported in realized capital gains and losses. The hedge ineffectiveness reported in realized capital gains and losses amounted to losses of $4 million, $13 million and $7 million in 2008, 2007 and 2006, respectively.

        Fair value hedges    The Company designates certain of its interest rate and foreign currency swap contracts and certain investment risk transfer reinsurance agreements as fair value hedges when the hedging instrument is highly effective in offsetting the risk of changes in the fair value of the hedged item.

        For hedging instruments used in fair value hedges, when the hedged items are investment assets or a portion thereof, the change in the fair value of the derivatives is reported in net investment income, together with the change in the fair value of the hedged items. The change in the fair value of hedging instruments used in fair value hedges of contractholder funds liabilities or a portion thereof is reported in interest credited to contractholder funds, together with the change in the fair value of the hedged items. Accrued periodic settlements on swaps are reported together with the changes in fair value of the swaps in net investment income or interest credited to contractholder funds. The amortized cost for fixed income securities, the carrying value for mortgage loans or the carrying value of the hedged liability is adjusted for the change in the fair value of the hedged risk.

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

        For hedging instruments used in cash flow hedges, the changes in fair value of the derivatives representing the effective portion of the hedge are reported in accumulated other comprehensive income. Amounts are reclassified to net investment income, realized capital gains and losses or interest expense as the hedged or forecasted transaction affects net income. Accrued periodic settlements on derivatives used in cash flow hedges are reported in net investment income. The amount reported in accumulated other comprehensive income for a hedged transaction is limited to the lesser of the cumulative gain or loss on the derivative less the amount reclassified to net income; or the cumulative gain or loss on the derivative needed to offset the cumulative change in the expected future cash flows on the hedged transaction from inception of the hedge less the derivative gain or loss previously reclassified from accumulated other comprehensive income to net income. If the Company expects at any time that the loss reported in accumulated other comprehensive income would lead to a net loss on the combination of the hedging instrument and the hedged transaction which may not be recoverable, a loss is recognized immediately in realized capital gains and losses. If an impairment loss is recognized on an asset or an additional obligation is incurred on a liability involved in a hedge transaction, any offsetting gain in accumulated other comprehensive income is reclassified and reported together with the impairment loss or recognition of the obligation.

        Termination of hedge accounting    If, subsequent to entering into a hedge transaction, the derivative becomes ineffective (including if the hedged item is sold or otherwise extinguished, the occurrence of a hedged forecasted transaction is no longer probable, or the hedged asset becomes other-than-temporarily impaired), the Company may terminate the derivative position. The Company may also terminate derivative instruments or redesignate them as non-hedge as a result of other events or circumstances. If the derivative financial instrument is not terminated when a fair value hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a fair value hedge is no longer effective, is redesignated as non-hedge or when the derivative has been terminated, the fair value gain or loss on the hedged asset, liability or portion thereof which has already been recognized in income while the hedge was in place and used to adjust the amortized cost for fixed income securities, the carrying value for mortgage loans or the carrying amount for the liability, is amortized over the remaining life of the hedged asset, liability, or portion thereof, and reflected in net investment income, interest credited to contractholder funds or interest expense beginning in the period that hedge accounting is no longer applied. If the hedged item in a fair value hedge is an asset which has become other-than-temporarily impaired, the adjustment made to the amortized cost for fixed income securities or the carrying value for mortgage loans is subject to the accounting policies applied to other-than-temporarily impaired assets.

        When a derivative financial instrument used in a cash flow hedge of an existing asset or liability is no longer effective or is terminated, the gain or loss recognized on the derivative is reclassified from accumulated other comprehensive income to net income as the hedged risk impacts net income. If the derivative financial instrument is not terminated when a cash flow hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a derivative financial instrument used in a cash flow hedge of a forecasted transaction is terminated because the forecasted transaction is no longer probable, the gain or loss recognized on the derivative is immediately reclassified from accumulated other comprehensive income to realized capital gains and losses in the period that hedge accounting is no longer applied. If a cash flow hedge is no longer effective, the gain or loss recognized on the derivative during the period the hedge was effective is reclassified from accumulated other comprehensive income to net income as the remaining hedged item affects net income.

        Non-hedge derivative financial instruments    The Company also has certain derivatives that are used in interest rate, equity price, commodity price and credit risk management strategies for which hedge accounting is not applied. These derivatives primarily consist of certain interest rate swap agreements, equity options and futures, commodity and financial futures contracts, interest rate cap and floor agreements, swaptions, foreign currency forward and option contracts and credit default swaps.

        In addition to the use of credit default swaps for credit risk management strategies, the Company replicates fixed income securities using a combination of a credit default swap and one or more highly rated fixed income securities to synthetically replicate the economic characteristics of one or more cash market securities. Fixed income securities are replicated when they are either unavailable in the cash market or are more economical to acquire in synthetic form.

        The Company obtains commodity-based investment exposure through the use of excess return swaps whose return is tied to a commodity-based index. The Company also uses certain commodity futures to periodically rebalance its exposure under commodity-indexed excess return swaps as they are typically very liquid and highly correlated with the commodity-based index.

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

        The Company receives cash collateral for securities loaned in an amount generally equal to 102% and 105% of the fair value of domestic and foreign securities, respectively, and records the related obligations to return the collateral in other liabilities and accrued expenses or other investments. The carrying value of these obligations approximates fair value because of their relatively short-term nature. The Company monitors the market value of securities loaned on a daily basis and obtains additional collateral as necessary under the terms of the agreements to mitigate counterparty credit risk. The Company maintains the right and ability to redeem the securities loaned on short notice. Substantially all of the Company's securities loaned are placed with large banks.

        The Company's policy is to take possession or control of securities under resale agreements. Securities to be repurchased under repurchase agreements are the same, or substantially the same, as the securities transferred. The Company's obligations to return the funds received under repurchase agreements are carried at the amount at which the securities will subsequently be reacquired, including accrued interest, as specified in the respective agreements and are classified as other liabilities and accrued expenses or other investments. The carrying value of these obligations approximates fair value because of their relatively short-term nature.

Recognition of premium revenues and contract charges, and related benefits and interest credited

        Property-liability premiums are deferred and earned on a pro-rata basis over the terms of the policies. The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums. Premium installment receivables, net, represent premiums written and not yet collected, net of an allowance for uncollectible premiums. The Company regularly evaluates premium installment receivables and adjusts its valuation allowance as appropriate. The valuation allowance for uncollectible premium installment receivables was $70 million and $68 million at December 31, 2008 and 2007, respectively.

        Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Premiums from these products are recognized as revenue when due from policyholders. Benefits are reflected in life and annuity contract benefits and recognized in relation to premiums, so that profits are recognized over the life of the policy.

        Immediate annuities with life contingencies, including certain structured settlement annuities, provide insurance protection over a period that extends beyond the period during which premiums are collected. Premiums from these products are recognized as revenue when received at the inception of the contract. Benefits and expenses are recognized in relation to premiums. Profits from these policies come from investment income, which is recognized over the life of the contract.

        Interest-sensitive life contracts, such as universal life and single premium life are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and contract charges assessed against the contractholder account balance. Premiums from these contracts are reported as contractholder fund deposits. Contract charges consist of fees assessed against the contractholder account balance for the cost of insurance (mortality risk), contract administration and early surrender. These contract charges are recognized as revenue when assessed against the contractholder account balance. Life and annuity contract benefits include life-contingent benefit payments in excess of the contractholder account balance.

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

        Interest credited to contractholder funds represents interest accrued or paid on interest-sensitive life contracts and investment contracts. Crediting rates for certain fixed annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates. Crediting rates for indexed annuities and indexed funding agreements are generally based on a specified interest rate index, such as LIBOR, or an equity index, such as the Standard & Poor's ("S&P") 500 Index. Interest credited also includes amortization of DSI expenses. DSI is amortized into interest credited using the same method used to amortize DAC.

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

Deferred policy acquisition and sales inducement costs

        Costs that vary with and are primarily related to acquiring property-liability insurance, life insurance and investment contracts are deferred and recorded as DAC. These costs are principally agents' and brokers' remuneration, premium taxes, inspection costs, and certain underwriting and direct mail solicitation expenses. DSI costs, which are deferred and recorded as other assets, relate to sales inducements offered on sales to new customers, principally on annuities and primarily in the form of additional credits to the customer's account value or enhancements to interest credited for a specified period, which are in excess of the rates currently being credited to similar contracts without sales inducements. All other acquisition costs are expensed as incurred and included in operating costs and expenses on the Consolidated Statements of Operations. DAC associated with property-liability insurance is amortized to income as premiums are earned, typically over periods of six or twelve months, and is included in amortization of deferred policy acquisition costs on the Consolidated Statements of Operations. Future investment income is considered in determining the recoverability of DAC. Amortization of DAC associated with life insurance and investment contracts is included in amortization of deferred policy acquisition costs on the Consolidated Statements of Operations and is described in more detail below. DSI is amortized to income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds on the Consolidated Statements of Operations. DAC and DSI are periodically reviewed for recoverability and adjusted if necessary.

        For traditional life insurance, DAC is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Assumptions used in the amortization of DAC and reserve calculations are established at the time the policy is issued and are generally not revised during the life of the policy. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization periods for these policies approximates the estimated lives of the policies.

        For interest-sensitive life, annuities and other investment contracts, DAC and DSI are amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits ("AGP") and estimated future gross profits ("EGP") expected to be earned over the estimated lives of the contracts. The amortization is net of interest on the prior period DAC balance and uses rates established at the inception of the contracts. Actual amortization periods generally range from 15-30 years; however, incorporating estimates of customer surrender rates, partial withdrawals and deaths generally results in the majority of the DAC being amortized during the surrender charge period. The rate of amortization during this term is matched to the recognition pattern of total gross profits.

        AGP and EGP consist primarily of the following components: contract charges for the cost of insurance less mortality costs and other benefits; investment income and realized capital gains and losses less interest credited; and surrender and other contract charges less maintenance expenses. The principal assumptions for determining the amount of EGP are investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of persistency, mortality, expenses, and hedges if applicable.

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

        Any amortization of DAC or DSI that would result from changes in unrealized capital gains or losses had those gains or losses actually been realized during the reporting period is recorded net of tax in other comprehensive income. Recapitalization of DAC and DSI is limited to the originally deferred costs plus interest.

        Customers of the Company may exchange one insurance policy or investment contract for another offered by the Company, or make modifications to an existing investment, life or property-liability contract issued by the Company. These transactions are identified as internal replacements for accounting purposes. Internal replacement transactions that are determined to result in replacement contracts that are substantially unchanged from the replaced contracts are accounted for as continuations of the replaced contracts. Unamortized DAC and DSI related to the replaced contract continue to be deferred and amortized in connection with the replacement contract. For interest-sensitive life insurance and investment contracts, the EGP of the replacement contract is treated as a revision to the EGP of the replaced contract in the determination of amortization of DAC and DSI. For traditional life and property-liability insurance policies, any changes to unamortized DAC and benefit reserves that result from the replacement contract are treated as prospective revisions. Any costs associated with the issuance of the replacement contract are characterized as maintenance costs and expensed as incurred.

        Internal replacement transactions that are determined to result in a substantial change to the replaced contracts are accounted for as an extinguishment of the replaced contracts, and any unamortized DAC and DSI related to the replaced contracts are eliminated with a corresponding charge to the Consolidated Statements of Operations.

        The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as DAC in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the lives of the contracts acquired. These costs are amortized as profits emerge over the lives of the acquired business and are periodically evaluated for recoverability. The present value of future profits was $187 million and $99 million at December 31, 2008 and 2007, respectively. Amortization expense on the present value of future profits was $21 million, $12 million and $41 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Reinsurance

        In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance (see Note 9). The Company has also used reinsurance to effect the acquisition or disposition of certain blocks of business. The amounts reported in the Consolidated Statements of Financial Position as reinsurance recoverables include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities and contractholder funds that have not yet been paid. Reinsurance recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverables. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. For catastrophe coverage, reinsurance premiums are earned ratably over the contract period to the extent coverage remains available. Reinsurance does not extinguish the Company's primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverables as appropriate.

Goodwill

        Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. The goodwill balances were $456 million and $418 million as of December 31, 2008 and $407 million and $418 million as of December 31, 2007 for the Allstate Protection segment and the Allstate Financial segment, respectively. The Company annually evaluates goodwill for impairment using both a discounted cash flow analysis and a trading multiple analysis, which are widely accepted valuation techniques to estimate the fair value of its reporting units. The Company also reviews its goodwill for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value. Goodwill impairment evaluations indicated no impairment at December 31, 2008 or 2007.

Property and equipment

        Property and equipment is carried at cost less accumulated depreciation. Included in property and equipment are capitalized costs related to computer software licenses and software developed for internal use. These costs generally consist of certain external payroll and payroll related costs. Certain facilities and equipment held under capital leases are also classified as property and equipment with the related lease obligations recorded as liabilities. Property and equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years for equipment and 40 years for real property. Depreciation expense is reported in operating costs and expenses. Accumulated depreciation on property and equipment was $2.12 billion and $1.94 billion at December 31, 2008 and 2007, respectively. Depreciation expense on property and equipment was $240 million, $224 million and $235 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company reviews its property and equipment for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Income taxes

        The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are unrealized capital gains and losses on certain investments, differences in tax bases of invested assets, insurance reserves, unearned premiums, DAC and employee benefits. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized (see Note 14).

Reserves for property liability insurance claims and claims expense and life-contingent contract benefits

        The reserve for property-liability claims and claims expense is the estimate of amounts necessary to settle all reported and unreported claims for the ultimate cost of insured property-liability losses, based upon the facts of each case and the Company's experience with similar cases. Estimated amounts of salvage and subrogation are deducted from the reserve for claims and claims expense. The establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. Reserve estimates are regularly reviewed and updated, using the most current information available. Any resulting reestimates are reflected in current results of operations (see Note 7).

        The reserve for life-contingent contract benefits payable under insurance policies, including traditional life insurance, life-contingent immediate annuities and voluntary health products, is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses (see Note 8). These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration. To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, the related increase in reserves for certain immediate annuities with life contingencies is recorded net of tax as a reduction of unrealized net capital gains included in accumulated other comprehensive income.

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

Separate accounts

        Separate accounts assets are carried at fair value. The assets of the separate accounts are legally segregated and available only to settle separate account contract obligations. Separate accounts liabilities represent the contractholders' claims to the related assets and are carried at an amount equal to the separate accounts assets. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore, are not included in the Company's Consolidated Statements of Operations. Deposits to and surrenders and withdrawals from the separate accounts are reflected in separate accounts liabilities and are not included in consolidated cash flows.

        Absent any contract provision wherein the Company provides a guarantee, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. Substantially all of the Company's variable annuity business is reinsured to Prudential beginning in 2006.

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

Off-balance-sheet financial instruments

        Commitments to invest, commitments to purchase private placement securities, commitments to fund mortgage loans, financial guarantees and credit guarantees have off-balance-sheet risk because their contractual amounts are not recorded in the Company's Consolidated Statements of Financial Position (see Note 6 and Note 13).

Consolidation of variable interest entities ("VIEs")

        The Company consolidates VIEs when it is the primary beneficiary. A primary beneficiary is the variable interest that will absorb a majority of the expected losses or receive a majority of the entity's expected returns, or both (see Note 11).

Foreign currency translation

        The local currency of the Company's foreign subsidiaries is deemed to be the functional currency of the country in which these subsidiaries operate. The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of a reporting period for assets and liabilities and at average exchange rates during the period for results of operations. The unrealized gains and losses from the translation of the net assets are recorded as unrealized foreign currency translation adjustments and included in accumulated other comprehensive income in the Consolidated Statements of Financial Position. Changes in unrealized foreign currency translation adjustments are included in other comprehensive income. Gains and losses from foreign currency transactions are reported in operating costs and expenses and have not been significant.

Earnings per share

        Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on weighted average number of common and dilutive potential common shares outstanding. For Allstate, dilutive potential common shares consist of outstanding stock options and restricted stock units.

        The computation of basic and diluted earnings per share for the years ended December 31, is presented in the following table.

($ in millions, except per share data)	2008	2007	2006
Numerator:
Net (loss) income	$(1,679)	$4,636	$4,993

Denominator:
Weighted average common shares outstanding	546.1	592.4	632.5
Effect of dilutive potential common shares:
Stock options	—	3.4	4.1
Unvested restricted stock units	—	0.9	0.6

Weighted average common and dilutive potential common shares outstanding	546.1	596.7	637.2

Earnings per share—Basic:	$(3.07)	$7.83	$7.89
Earnings per share—Diluted:	$(3.07)	$7.77	$7.84

        As a result of the net loss for the year ended December 31, 2008, weighted average dilutive potential common shares outstanding resulting from stock options of 1.3 million and unvested restricted stock units of 1.3 million were not included in the computation of diluted earnings per share since inclusion of these securities would have an anti-dilutive effect. In the absence of the net loss, weighted average common and dilutive potential common shares outstanding would have totaled 548.7 million for the year ended December 31, 2008.

        The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect. Options to purchase 27.1 million, 8.9 million and 0.4 million Allstate common shares, with exercise prices ranging from $28.41 to $65.38, $52.23 to $65.38 and $52.23 to $62.42, were outstanding at December 31, 2008, 2007, and 2006, respectively, but were not included in the computation of diluted earnings per share in those years.

Adopted accounting standards

Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 109, Written Loan Commitments That are Recorded At Fair Value Through Earnings ("SAB 109")

        In October 2007, the SEC issued SAB 109, a replacement of SAB 105, "Application of Accounting Principles to Loan Commitments". SAB 109 is applicable to both loan commitments accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and other loan commitments for which the issuer elects fair value accounting under SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SAB 109 states that the expected net future cash flows related to the servicing of a loan should be included in the fair value measurement of a loan commitment accounted for at fair value through earnings. The expected net future cash flows associated with loan servicing should be determined in accordance with the guidance in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as amended by SFAS No. 156, "Accounting for Servicing of Financial Assets". SAB 109 should be applied on a prospective basis to loan commitments accounted for under SFAS No. 133 that were issued or modified in fiscal quarters beginning after December 15, 2007. Earlier adoption was not permitted. The adoption of SAB 109 did not have a material impact on the Company's results of operations or financial position.

SFAS No. 157, Fair Value Measurements ("SFAS No. 157")

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, which redefines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 establishes a three-level hierarchy for fair value measurements based upon the nature of the inputs to the valuation of an asset or liability. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"), which permits the deferral of the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the provisions of SFAS No. 157 for financial assets and financial liabilities recognized or disclosed at fair value on a recurring or non-recurring basis as of January 1, 2008. Consistent with the provisions of FSP FAS 157-2, the Company decided to defer the adoption of SFAS No. 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis until January 1, 2009. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS 157-3"), which clarifies the application of SFAS 157 in a market that is not active. The Company adopted the provisions of FSP FAS 157-3 as of September 30, 2008. The adoption of SFAS No. 157 and FSP FAS 157-3 did not have a material effect on the Company's results of operations or financial position (see Note 6).

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS No. 159")

        In February 2007, the FASB issued SFAS No. 159 which provides reporting entities, on an ongoing basis, an option to report selected financial assets, including investment securities, and financial liabilities, including most insurance contracts, at fair value through earnings. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement alternatives for similar types of financial assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of the impacts of a reporting entity's decision to use fair value on its earnings and requires entities to display, on the face of the statement of financial position, the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 was effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. The Company did not apply the fair value option to any existing financial assets or liabilities as of January 1, 2008 and did not elect to apply the option prospectively to any financial assets or liabilities acquired during 2008. Consequently, the adoption of SFAS No. 159 had no impact on the Company's results of operations or financial position.

FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 ("FSP FIN 39-1")

        In April 2007, the FASB issued FSP FIN 39-1, which amends FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts". FSP FIN 39-1 replaces the terms "conditional contracts" and "exchange contracts" with the term "derivative instruments" and requires a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position. FSP FIN 39-1 was effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The adoption of FSP FIN 39-1 did not have a material impact on the Company's results of operations or financial position.

SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS No. 158")

        SFAS No. 158 required, as of December 31, 2006 for calendar year-end companies, recognition in the statements of financial position of the over or underfunded status of defined pension and other postretirement plans, measured as the difference between the fair value of plan assets and the projected benefit obligation ("PBO") for pension plans and the accumulated postretirement benefit obligation ("APBO") for other postretirement benefit plans. This effectively required the recognition of all previously unrecognized actuarial gains and losses and prior service costs as a component of accumulated other comprehensive income, net of tax, at the date of adoption. In addition, SFAS No. 158 required, on a prospective basis, that the actuarial gains and losses and prior service costs and credits that arise during any reporting period, but are not recognized as components of net periodic benefit cost, be recognized as a component of other comprehensive income ("OCI") and that disclosure in the notes to the financial statements include the anticipated impact on the net periodic benefit cost of the actuarial gains and losses and the prior service costs and credits previously deferred and recognized, net of tax, as a component of OCI. The Company adopted the funded status provisions of SFAS No. 158 as of December 31, 2006. The impact on the Consolidated Statements of Financial Position of adopting SFAS No. 158, including the inter-related impact to the minimum pension liability, was a decrease in shareholders' equity of $1.11 billion.

        In addition to the impacts of reporting the funded status of pension and other postretirement benefit plans and the related additional disclosures, SFAS No. 158 required reporting entities to conform plan measurement dates with the fiscal year-end reporting date. The effective date of the guidance relating to the measurement date of the plans is for years ending after December 15, 2008. The Company remeasured its plans as of January 1, 2008 to transition to a December 31 measurement date in 2008. As a result, the Company recorded a decrease of $13 million, net of tax, to beginning retained income in 2008 representing the net periodic benefit cost for the period between October 31, 2007 and December 31, 2007 and a decrease of $80 million, net of tax, to beginning accumulated other comprehensive income in 2008 to reflect changes in the fair value of plan assets and the benefit obligations between October 31, 2007 and January 1, 2008, and for amortization of actuarial gains and losses and prior service cost between October 31, 2007 and December 31, 2007.

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1")

        In October 2005, the American Institute of Certified Public Accountants ("AICPA") issued SOP 05-1. SOP 05-1 provides accounting guidance for DAC associated with internal replacements of insurance and investment contracts other than those set forth in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs through the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a feature or coverage within an existing contract. The Company adopted the provisions of SOP 05-1 on January 1, 2007 for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption resulted in a $9 million after-tax reduction to retained income to reflect the impact on EGP from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral under SOP 05-1 and a reduction of DAC and DSI balances of $13 million pre-tax as of January 1, 2007.

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

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 and FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (collectively "FIN 48")

        The FASB issued the interpretation in July 2006 and the related staff position in May 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position's technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. On January 1, 2007, the Company adopted the provisions of FIN 48, which were effective for fiscal years beginning after December 15, 2006. No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48. Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company (see Note 14).

SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108")

        In September 2006, the SEC issued SAB 108 to eliminate the diversity of practice in the way misstatements are quantified for purposes of assessing their materiality in financial statements. SAB 108 was intended to eliminate the potential build up of improper amounts on the balance sheet due to the limitations of certain methods of assessing materiality previously utilized by some reporting entities. SAB 108 established a single quantification framework wherein the significance determination is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. On December 31, 2006, the Company adopted the provisions of SAB 108 which were effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have any effect on the results of operations or financial position of the Company.

FASB Staff Position No. FAS 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("FSP FAS 115-1/124-1")

        FSP FAS 115-1/124-1 nullified the guidance in paragraphs 10-18 of Emerging Issues Task Force Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and references existing other-than-temporary impairment guidance. FSP FAS 115-1/124-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent income recognition for impaired debt securities. The Company adopted FSP FAS 115-1/124-1 as of January 1, 2006 on a prospective basis. The effects of adoption did not have a material effect on the results of operations or financial position of the Company.

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

SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)")

        SFAS No. 123(R) revised SFAS No. 123 "Accounting for Stock-based Compensation" and superseded APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS No. 123(R) requires all share-based payment transactions to be accounted for using a fair value based method to recognize the cost of awards over the period in which the requisite service is rendered. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective application method for adoption, and therefore the prior year results were not restated. The adoption impacts of SFAS No. 123(R), which included the recognition of compensation expense related to options with a four year vesting requirement that were granted in 2002 and not fully vested on January 1, 2006, were not material to the results of operations or financial position of the Company. The Company previously adopted the expense provisions of SFAS No. 123 for awards granted or modified subsequent to January 1, 2003, which also did not have a material effect on the results of operations or financial position of the Company.

FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards ("FSP FAS 123(R)-3")

        FSP FAS 123(R)-3 provided companies an option to elect an alternative calculation method for determining the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). SFAS No. 123(R) requires companies to calculate the pool of excess tax benefits as the net excess tax benefits that would have qualified had the company adopted SFAS No. 123 for recognition purposes when first effective in 1995. FSP FAS 123(R)-3 provided an alternative calculation based on actual increases to additional paid-in capital related to tax benefits from share-based compensation subsequent to the effective date of SFAS No. 123, less the tax on the cumulative incremental compensation costs the company included in its pro forma net income disclosures as if the company had applied the fair-value method to all awards, less the share-based compensation costs included in net income as reported. In conjunction with its adoption of SFAS No. 123(R) on January 1, 2006, the Company elected the alternative transition method described in FSP FAS 123(R)-3. The effect of the transition calculation did not have a material effect on the results of operations or financial position of the Company.

FSP No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 ("FSP FAS 133-1 and FIN 45-4")

        In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, which amends SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), to both enhance and synchronize the disclosure requirements of the two statements with respect to the potential for adverse effects of changes in credit risk on the financial statements of the sellers of credit derivatives and certain guarantees. SFAS No. 133 was amended to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. FIN 45 was amended to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The FSP clarifies the FASB's intent that the disclosures required by SFAS No. 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The provisions of this FASB staff position that amend SFAS No. 133 and FIN 45 are effective for reporting periods ending after November 15, 2008, and the provisions that clarify the effective date SFAS No. 161 are effective upon the adoption of that statement; therefore, the disclosure requirements, which have no impact to the Company's results of operations or financial position, were adopted at December 31, 2008.

FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP FAS 140-4 and FIN 46(R)-8")

        In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, which amends SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"), to require additional disclosures about transfers of financial assets and FIN 46, "Consolidation of Variable Interest Entities" ("FIN 46"), to require additional disclosures about variable interest entities for both public enterprises and sponsors that have a variable interest in a variable interest entity. The disclosures required are intended to provide greater transparency to financial statement users about a transferor's continuing involvement with transferred financial assets and an enterprise's involvement with variable interest entities and qualifying special purpose entities. The provisions of this FASB staff position are effective for reporting periods ending after November 15, 2008; therefore, the disclosure requirements, which have no impact to the Company's results of operations or financial position, were adopted at December 31, 2008.

FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 ("FSP EITF 99-20-1")

        In January 2009, the FASB issued FSP EITF 99-20-1, which amends FASB Emerging Issues Task Force ("EITF") No. 99-20 "Recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interests That Continue to Be Held by a Transferor or in Securitized Financial Assets," ("EITF 99-20"), to align the impairment guidance in EITF 99-20 with the impairment guidance and related implementation guidance in SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The provisions of this FASB staff position are effective for reporting periods ending after December 15, 2008. The adoption of FSP EITF 99-20-1 did not have a material effect on the results of operations or financial position of the Company.

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

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS No. 160")

        In December 2007, the FASB issued SFAS No. 160 which clarifies that a noncontrolling interest in a subsidiary is that portion of the subsidiary's equity that is attributable to owners of the subsidiary other than its parent or parent's affiliates. Noncontrolling interests are required to be reported as equity in the consolidated financial statements and as such net income will include amounts attributable to both the parent and the noncontrolling interest with disclosure of the amounts attributable to each on the face of the Consolidated Statements of Operations. SFAS No. 160 requires that all changes in a parent's ownership interest in a subsidiary when control of the subsidiary is retained, be accounted for as equity transactions. In contrast, when control over a subsidiary is relinquished and the subsidiary is deconsolidated, SFAS No. 160 requires a parent to recognize a gain or loss in net income as well as provide certain associated expanded disclosures. SFAS No. 160 is effective as of the beginning of a reporting entity's first fiscal year beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 160 requires prospective application as of the beginning of the fiscal year in which the standard is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. The adoption of SFAS No. 160 is not expected to have a material effect on the Company's results of operations or financial position.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS No. 161")

        In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivatives currently accounted for in accordance with SFAS No. 133. The new disclosures are designed to enhance the understanding of how and why an entity uses derivative instruments and how derivative instruments affect an entity's financial position, results of operations, and cash flows. The standard requires, on a quarterly basis, quantitative disclosures about the potential cash outflows associated with the triggering of credit-related contingent features, if any; tabular disclosures about the classification and fair value amounts of derivative instruments reported in the statement of financial position; disclosure of the location and amount of gains and losses on derivative instruments reported in the statement of operations; and qualitative information about how and why an entity uses derivative instruments and how derivative instruments and related hedged items affect the entity's financial statements. SFAS No. 161 is effective for fiscal periods beginning after November 15, 2008, and is to be applied on a prospective basis only. SFAS No. 161 affects disclosures and therefore implementation will not impact the Company's results of operations or financial position.

FSP No. FAS 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets ("FSP FAS 132(R)-1")

        In January 2009, the FASB issued FSP FAS 132(R)-1 which amends SFAS No. 132(R) "Employers' Disclosures about Pensions and Other Postretirement Benefits" to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. Since plan assets measured at fair value are reported net of benefit obligations in an employer's statements of financial position, the disclosures are intended to increase transparency surrounding the types of assets and associated risks in the benefit plans. FSP FAS 132(R)-1 requires companies to disclose information about how investment allocation decisions are made in the plans, the fair value of each major category of plan assets at each annual reporting date for each plan separately, information that would enable users to assess the assumptions and valuation techniques used in the development of the fair value measurements at the reporting date, and information that provides an understanding of significant concentrations of risk in plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The disclosures are not required for earlier periods that are presented for comparative purposes and earlier application is permitted. FSP FAS 132(R)-1 affects disclosures and therefore implementation will not impact the Company's results of operations or financial position.

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

        The coinsurance provisions of the Reinsurance Agreements were used to transfer the future rights and obligations related to fixed-return fund options and benefit guarantees. $1.37 billion of assets supporting general account liabilities have been transferred to Prudential, net of consideration, under the coinsurance reinsurance provisions as of the transaction closing date. General account liabilities of $1.57 billion and $1.26 billion as of December 31, 2008 and 2007 respectively, however, remain on the Consolidated Statements of Financial Position with a corresponding reinsurance recoverable.

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

        The terms of the Agreement give Prudential the right to be the exclusive provider of its variable annuity products through the Allstate proprietary agency force for three years and a non-exclusive preferred provider for the following two years. During a transition period which ended May 2008, ALIC and ALNY continued to issue new variable annuity contracts, accept additional deposits on existing business from existing contractholders on behalf of Prudential and service the reinsured business while Prudential prepared for the migration of the business onto its servicing platform.

        Pursuant to the Agreement, the final market-adjusted consideration was $628 million. The disposal resulted in a gain of $79 million pre-tax for ALIC, which was deferred as a result of the disposition being executed through reinsurance. The deferred gain is included as a component of other liabilities and accrued expenses on the Consolidated Statements of Financial Position, and is amortized to gain (loss) on disposition of operations on the Consolidated Statements of Operations over the life of the reinsured business which is estimated to be approximately 18 years. For ALNY, the transaction resulted in a loss of $9 million pre-tax. ALNY's reinsurance loss and other amounts related to the disposal of the business, including the initial costs and final market value settlements of the derivatives acquired by ALIC to economically hedge substantially all of the exposure related to market adjustments between the effective date of the Agreement and the closing of the transaction, transactional expenses incurred and amortization of ALIC's deferred reinsurance gain, were included as a component of gain (loss) on disposition of operations on the Consolidated Statements of Operations and amounted to $5 million, $6 million and $(61) million, after-tax during 2008, 2007 and 2006, respectively. Gain (loss) on disposition of operations on the Consolidated Statements of Operations included amortization of ALIC's deferred gain, after-tax, of $5 million, $5 million and $1 million for the years ended December 31, 2008, 2007 and 2006, respectively. DAC and DSI were reduced by $726 million and $70 million, respectively, as of the effective date of the transaction for balances related to the variable annuity business subject to the Reinsurance Agreements.

        The separate account balances related to the modified coinsurance reinsurance were $7.53 billion and $13.76 billion as of December 31, 2008 and 2007, respectively. Separate account balances totaling approximately $711 million and $1.17 billion at December 31, 2008 and 2007, respectively, related primarily to the variable life business that is being retained by ALIC and ALNY, and the variable annuity business in three affiliated companies that were not included in the Agreement. In the five-months of 2006, prior to this disposition, ALIC's and ALNY's variable annuity business generated approximately $127 million in contract charges.

4.     Supplemental Cash Flow Information

        Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities and limited partnerships, totaled $37 million, $126 million and $105 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        Liabilities for collateral received in conjunction with the Company's securities lending and other business activities and for funds received from the Company's security repurchase business activities were $320 million, $3.39 billion and $3.78 billion at December 31, 2008, 2007 and 2006, respectively, and are reported in other liabilities and accrued expenses in the Consolidated Statements of Financial Position. Obligations to return cash collateral for OTC derivatives were $20 million, $72 million and $360 million at December 31, 2008, 2007 and 2006, respectively, and are reported in other liabilities and accrued expenses or other investments. Consistent with our adoption of FSP FIN 39-1 in 2008, the $20 million of obligations to return cash collateral as of December 31, 2008 are netted against derivative positions and reported in other liabilities and accrued expenses. The accompanying cash flows are included in cash flows from operating activities in the Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the years ended December 31 are as follows:

($ in millions)	2008	2007	2006
Net change in proceeds managed
Net change in fixed income securities	$559	$(199)	$48
Net change in short-term investments	2,562	879	(88)

Operating cash flow provided (used)	3,121	680	(40)
Net change in cash	—	3	(2)

Net change in proceeds managed	$3,121	$683	$(42)

Net change in liabilities
Liabilities for collateral and security repurchase, beginning of year	$(3,461)	$(4,144)	$(4,102)
Liabilities for collateral and security repurchase, end of year	(340)	(3,461)	(4,144)

Operating cash flow (used) provided	$(3,121)	$(683)	$42

5.     Investments

Fair values

        The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

		Gross unrealized
	Amortized cost			Fair value
($ in millions)		Gains	Losses
At December 31, 2008
U.S. government and agencies	$3,272	$963	$(1)	$4,234
Municipal	23,565	467	(2,184)	21,848
Corporate	31,040	463	(3,876)	27,627
Foreign government	2,206	544	(75)	2,675
Mortgage-backed securities	4,826	85	(419)	4,492
Commercial mortgage-backed securities	5,840	10	(2,004)	3,846
Asset-backed securities	6,319	13	(2,472)	3,860
Redeemable preferred stock	36	—	(10)	26

Total fixed income securities	$77,104	$2,545	$(11,041)	$68,608

At December 31, 2007
U.S. government and agencies	$3,503	$918	$—	$4,421
Municipal	24,587	816	(96)	25,307
Corporate	38,377	852	(762)	38,467
Foreign government	2,542	397	(3)	2,936
Mortgage-backed securities	7,002	57	(100)	6,959
Commercial mortgage-backed securities	7,925	79	(387)	7,617
Asset-backed securities	9,495	30	(846)	8,679
Redeemable preferred stock	64	2	(1)	65

Total fixed income securities	$93,495	$3,151	$(2,195)	$94,451

Scheduled maturities

        The scheduled maturities for fixed income securities are as follows at December 31, 2008:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$2,915	$2,908
Due after one year through five years	14,308	13,615
Due after five years through ten years	15,080	14,650
Due after ten years	33,656	29,083

	65,959	60,256
Mortgage- and asset-backed securities	11,145	8,352

Total	$77,104	$68,608

        Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage- and asset-backed securities, they are not categorized by contractual maturity. The commercial mortgage-backed securities are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

        Net investment income for the years ended December 31 is as follows:

($ in millions)	2008	2007	2006
Fixed income securities	$4,783	$5,459	$5,329
Equity securities	120	114	117
Mortgage loans	618	600	545
Limited partnership interests	62	293	187
Other	249	412	404

Investment income, before expense	5,832	6,878	6,582
Investment expense	(210)	(443)	(405)

Net investment income	$5,622	$6,435	$6,177

Realized capital gains and losses, after-tax

        Realized capital gains and losses by security type for the years ended December 31 are as follows:

($ in millions)	2008	2007	2006
Fixed income securities	$(2,781)	$(126)	$(87)
Equity securities	(1,149)	1,086	360
Limited partnership interests	(194)	225	11
Derivatives	(821)	62	(46)
Other	(145)	(12)	48

Realized capital gains and losses, pre-tax	(5,090)	1,235	286
Income tax benefit (expense)	1,779	(437)	(100)

Realized capital gains and losses, after-tax	$(3,311)	$798	$186

        Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

($ in millions)	2008	2007	2006
Sales(1)	$(464)	$1,483	$491
Impairment write-downs(2)	(1,983)	(163)	(47)
Change in intent write-downs(1)(3)	(1,752)	(147)	(112)
Valuation of derivative instruments	(1,280)	(77)	26
EMA LP income(4)	(97)	—	—
Settlement of derivative instruments	486	139	(72)

Realized capital gains and losses, pre-tax	(5,090)	1,235	286
Income tax benefit (expense)	1,779	(437)	(100)

Realized capital gains and losses, after-tax	$(3,311)	$798	$186

(1)
To conform to the current year presentation, certain amounts in the prior years have been reclassified.

(2)
Impairment write-downs reflect issue specific other-than-temporary declines in fair value, including instances where we could not reasonably assert that the recovery period would be temporary.

(3)
Change in intent write-downs reflects instances where we cannot assert a positive intent to hold until recovery.

(4)
Subsequent to October 1, 2008, income from investments in limited partnership interests accounted for utilizing the equity method of accounting is reported in realized capital gains and losses.

        Gross gains of $816 million, $261 million and $272 million and gross losses of $583 million, $286 million and $314 million were realized on sales of fixed income securities during 2008, 2007 and 2006, respectively.

Unrealized net capital gains and losses

        Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

		Gross unrealized
	Fair value			Unrealized net gains (losses)
($ in millions)		Gains	Losses
At December 31, 2008
Fixed income securities	$68,608	$2,545	$(11,041)	$(8,496)
Equity securities	2,805	112	(444)	(332)
Short-term investments	8,906	4	(1)	3
Derivative instruments(1)	15	25	(14)	11

Unrealized net capital gains and losses, pre-tax				(8,814)
Amounts recognized for:
Insurance reserves(2)				(378)
DAC and DSI(3)				3,500

Amounts recognized				3,122
Deferred income taxes				1,954

Unrealized net capital gains and losses, after-tax				$(3,738)

(1)
Included in the fair value of derivative securities are $4 million classified as assets and $(11) million classified as liabilities.

(2)
The insurance reserves adjustment represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product portfolios were realized and reinvested at current lower interest rates, resulting in a premium deficiency. Although we evaluate premium deficiencies on the combined performance of our life insurance and immediate annuities with life contingencies, the adjustment primarily relates to structured settlement annuities with life contingencies, in addition to annuity buy-outs and certain payout annuities with life contingencies.

(3)
The DAC and DSI adjustment represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.

		Gross unrealized
	Fair value			Unrealized net gains (losses)
($ in millions)		Gains	Losses
At December 31, 2007
Fixed income securities	$94,451	$3,151	$(2,195)	$956
Equity securities	5,257	1,096	(106)	990
Derivative instruments(1)	(33)	4	(37)	(33)

Unrealized net capital gains and losses, pre-tax				1,913
Amounts recognized for:
Insurance reserves				(1,059)
DAC and DSI				512

Amounts recognized				(547)
Deferred income taxes				(478)

Unrealized net capital gains and losses, after-tax				$888

(1)
Included in the fair value of derivative securities are $(9) million classified as assets and $24 million classified as liabilities.

Change in unrealized net capital gains and losses

        The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

($ in millions)	2008	2007	2006
Fixed income securities	$(9,452)	$(1,584)	$(748)
Equity securities	(1,322)	(761)	460
Short-term investments	3	—	—
Derivative instruments	44	(16)	(11)

Total	(10,727)	(2,361)	(299)
Amounts recognized for:
Insurance reserves	681	70	213
DAC and DSI	2,988	467	61

Increase in amounts recognized	3,669	537	274
Deferred income taxes	2,432	638	9

Decrease in unrealized net capital gains and losses	$(4,626)	$(1,186)	$(16)

Portfolio monitoring

        Inherent in the Company's evaluation of a particular security are assumptions and estimates about the financial condition of the issue or issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other than temporary are: 1) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the length of time and extent to which the fair value has been less than amortized cost for fixed income securities, or cost for equity securities; 4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity.

        The following table summarizes the gross unrealized losses and fair value of fixed income and equity securities by the length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months			12 months or more
($ in millions)	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses	Total unrealized losses
At December 31, 2008
Fixed income securities
U.S. government and agencies	5	$230	$(1)	—	$—	$—	$(1)
Municipal	2,648	11,981	(1,983)	117	598	(201)	(2,184)
Corporate	1,632	14,827	(2,050)	448	4,504	(1,826)	(3,876)
Foreign government	58	349	(63)	3	13	(12)	(75)
MBS	355	1,259	(243)	89	348	(176)	(419)
CMBS	295	2,729	(797)	179	899	(1,207)	(2,004)
ABS	191	1,167	(338)	409	2,429	(2,134)	(2,472)
Redeemable preferred stock	3	17	(10)	1	1	—	(10)

Total fixed income securities	5,187	32,559	(5,485)	1,246	8,792	(5,556)	(11,041)
Equity securities	325	1,897	(398)	10	53	(46)	(444)

Total fixed income and equity securities	5,512	$34,456	$(5,883)	1,256	$8,845	$(5,602)	$(11,485)

Investment grade fixed income securities	4,687	$30,484	$(4,813)	1,081	$7,988	$(4,961)	$(9,774)
Below investment grade fixed income securities	500	2,075	(672)	165	804	(595)	(1,267)

Total fixed income securities	5,187	$32,559	$(5,485)	1,246	$8,792	$(5,556)	$(11,041)

At December 31, 2007
Fixed income securities
U.S. government and agencies	2	$3	$—	4	$11	$—	$—
Municipal	657	3,502	(81)	47	220	(15)	(96)
Corporate	1,061	11,968	(578)	351	4,231	(184)	(762)
Foreign government	23	183	(3)	4	12	—	(3)
MBS	309	2,407	(75)	1,086	1,359	(25)	(100)
CMBS	310	3,073	(346)	135	1,179	(41)	(387)
ABS	522	5,905	(778)	119	1,090	(68)	(846)
Redeemable preferred stock	2	5	(1)	2	17	—	(1)

Total fixed income securities	2,886	27,046	(1,862)	1,748	8,119	(333)	(2,195)
Equity securities	503	968	(104)	16	19	(2)	(106)

Total fixed income and equity securities	3,389	$28,014	$(1,966)	1,764	$8,138	$(335)	$(2,301)

Investment grade fixed income securities	2,529	$24,813	$(1,670)	1,705	$7,772	$(299)	$(1,969)
Below investment grade fixed income securities	357	2,233	(192)	43	347	(34)	(226)

Total fixed income securities	2,886	$27,046	$(1,862)	1,748	$8,119	$(333)	$(2,195)

        As of December 31, 2008, $2.74 billion of unrealized losses are related to securities with an unrealized loss position less than 20% of cost or amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $2.74 billion, $2.52 billion are related to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a rating from the NAIC of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's, a rating of AAA, AA, A or BBB from Standard & Poor's ("S&P"), Fitch or Dominion, or aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available. Unrealized losses on investment grade securities are principally related to rising interest rates or changes in credit spreads since the securities were acquired.

        As of December 31, 2008, the remaining $8.74 billion of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of cost or amortized cost. Of the $8.74 billion, $1.12 billion are related to below investment grade fixed income securities and $370 million are related to equity securities. Of these amounts, $4 million of the equity securities and $21 million of the below investment grade fixed income securities had been in an unrealized loss position for a period of twelve or more consecutive months as of December 31, 2008. Unrealized losses on below investment grade securities are principally related to rising interest rates or changes in credit spreads. Unrealized losses on equity securities are primarily related to equity market fluctuations. The Company expects eventual recovery of these securities. Every security was included in our portfolio monitoring process.

        The securities comprising the $8.74 billion of unrealized losses were evaluated based on factors such as the financial condition and near-term and long-term prospects of the issuer and were determined to have adequate resources to fulfill contractual obligations, such as recent financings or bank loans, cash flows from operations, collateral or the position of a subsidiary with respect to its parent's bankruptcy.

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

        As of December 31, 2008, the Company had the intent and ability to hold the fixed income and equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnership impairment

        As of December 31, 2008 and 2007, equity-method limited partnership interests totaled $1.56 billion and $1.32 billion, respectively. The Company recognizes a loss in value for equity-method investments when evidence demonstrates that it is other-than-temporarily impaired. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. In 2008 and 2007, the Company had write-downs of $29 million and $18 million, respectively, related to equity-method limited partnership interests. No write-downs were recognized in 2006.

        As of December 31, 2008 and 2007, the carrying value for cost-method limited partnership interests was $1.23 billion and $1.19 billion, respectively, which primarily included limited partnership interests in fund investments. The fair value for cost-method investments is estimated to be equivalent to the reported net asset value of the underlying funds. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other recent adverse events since the last financial statements received that might affect the fair value of the investee's capital. Additionally, the Company uses a screening process to identify those investments whose net asset value is below established thresholds for certain periods of time, and investments that are performing below expectations for consideration for inclusion on its watch-list. In 2008, 2007 and 2006, the Company had write-downs of $83 million, $6 million and $17 million, respectively, related to cost method investments that were other-than-temporarily impaired.

Mortgage loan impairment

        A mortgage loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

        The net carrying value of impaired loans at December 31, 2008 and 2007 was $163 million and $2 million, respectively. Valuation allowances of $4 million were held at December 31, 2008 reflecting a charge to operations related to impaired mortgage loans. No valuation allowances were held at December 31, 2007 because the fair value of the collateral was greater than the recorded investment in the loans, and no valuation allowances were charged to operations during the years 2007 or 2006. Realized capital losses due to changes in intent to hold mortgage loans to maturity totaled $74 million and $30 million for the years ended December 31, 2008 and 2007, respectively.

        Interest income for impaired loans is recognized on an accrual basis if payments are expected to continue to be received; otherwise cash basis is used. The Company recognized interest income on impaired loans of $6 million, $0.2 million and $0.4 million during 2008, 2007 and 2006, respectively. The average balance of impaired loans was $44 million, $3 million and $5 million during 2008, 2007 and 2006, respectively.

Investment concentration for municipal bond and commercial mortgage portfolios

        The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company's portfolio. No other state represents more than 5% of the portfolio at December 31.

(% of municipal bond portfolio carrying value)	2008	2007
California	12.1%	12.3%
Texas	10.3	11.4
Florida	5.5	5.0

        The Company's mortgage loans are collateralized by a variety of commercial real estate property types located throughout the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The following table shows the principal geographic distribution of commercial real estate represented in the Company's mortgage portfolio. No other state represented more than 5% of the portfolio at December 31.

(% of commercial mortgage portfolio carrying value)	2008	2007
California	20.6%	21.4%
Illinois	9.2	9.2
Texas	7.0	7.8
Pennsylvania	6.2	6.0
New Jersey	6.1	5.7
New York	5.7	5.4

        The types of properties collateralizing the commercial mortgage loans at December 31 are as follows:

(% of commercial mortgage portfolio carrying value)	2008	2007
Office buildings	32.4%	35.4%
Retail	24.3	22.7
Warehouse	23.0	21.4
Apartment complex	15.5	15.9
Other	4.8	4.6

Total	100.0%	100.0%

        The contractual maturities of the commercial mortgage loan portfolio as of December 31, 2008 for loans that were not in foreclosure are as follows:

($ in millions)	Number of loans	Carrying value	Percent
2009	87	$853	8.3%
2010	96	1,189	11.6
2011	106	1,447	14.2
2012	109	1,358	13.3
2013	85	793	7.8
Thereafter	461	4,584	44.8

Total	944	$10,224	100.0%

        In 2008, $446 million of commercial mortgage loans were contractually due. Of these, 77% were paid as due, 2% were refinanced at prevailing market terms and 20% were extended generally for less than one year. 1% was foreclosed or in the process of foreclosure, and none were in the process of refinancing or restructuring discussions.

Concentration of credit risk

        At December 31, 2008, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of the Company's shareholders' equity.

Securities loaned

        The Company's business activities include securities lending programs with third parties, mostly large banks. At December 31, 2008 and 2007, fixed income and equity securities with a carrying value of $307 million and $3.29 billion, respectively, were on loan under these agreements. In return, the Company receives cash that it invests and includes in short-term investments and fixed income securities, with an offsetting liability recorded in other liabilities and accrued expenses to account for the Company's obligation to return the collateral. Interest income on collateral, net of fees, was $48 million, $19 million and $10 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

Other investment information

        Included in fixed income securities are below investment grade assets totaling $3.28 billion and $4.63 billion at December 31, 2008 and 2007, respectively.

        At December 31, 2008, fixed income securities with a carrying value of $298 million were on deposit with regulatory authorities as required by law.

        At December 31, 2008, the carrying value of fixed income securities that were non-income producing was $18 million. No other investments were non-income producing at December 31, 2008.

6.     Financial Instruments

        In the normal course of business, the Company invests in various financial assets, incurs various financial liabilities and enters into agreements involving derivative financial instruments and other off-balance-sheet financial instruments.

        The following table summarizes the Company's financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2008:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Other valuations and netting	Balance as of December 31, 2008
Financial assets
Fixed income securities	$662	$50,127	$17,819		$68,608
Equity securities	2,477	254	74		2,805
Short-term investments	563	8,343	—		8,906
Other investments:
Free-standing derivatives	—	812	13		825

Total recurring basis assets	3,702	59,536	17,906		81,144
Non-recurring basis	—	—	301		301
Valued at cost, amortized cost or using the equity method				$15,078	15,078
Counterparty and cash collateral netting(1)				(525)	(525)

Total investments	3,702	59,536	18,207	14,553	95,998

Separate account assets	8,239	—	—	—	8,239
Other assets	—	—	1	—	1

Total financial assets	$11,941	$59,536	$18,208	$14,553	$104,238

% of Total financial assets	11.4%	57.1%	17.5%	14.0%	100.0%
Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(37)	$(265)		$(302)
Other liabilities:
Free-standing derivatives	—	(1,177)	(114)		(1,291)
Non-recurring basis	—	—	—		—
Counterparty and cash collateral netting(1)				$505	505

Total financial liabilities	$—	$(1,214)	$(379)	$505	$(1,088)

% of Total financial liabilities	—%	111.6%	34.8%	(46.4)%	100.0%

(1)
In accordance with FSP FIN 39-1, the Company nets all fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral executed with the same counterparty under a master netting agreement. At December 31, 2008, the right to reclaim cash collateral was offset by securities held, and the obligation to return collateral was $20 million.

        As required by SFAS No. 157, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) and unobservable (Level 3). Gains and losses for such assets and liabilities categorized within Level 3 may include changes in fair value that are attributable to both observable inputs (Level 1 and Level 2) and unobservable inputs (Level 3). Net transfers in and/or out of Level 3 are reported as having occurred at the beginning of the quarter the transfer occurred; therefore, for all transfers into Level 3, all realized and unrealized gains and losses in the quarter of transfer are reflected in the table below. Further, it should be noted that the following table does not take into consideration the effect of offsetting Level 1 and Level 2 financial instruments entered into that economically hedge certain exposures to the Level 3 positions.

        The following table provides a summary of changes in fair value during the year ended December 31, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at December 31, 2008.

		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in Net income for instruments still held at December 31, 2008(4)
				Purchases, sales, issuances and settlements, net
($ in millions)	Balance as of January 1, 2008	Net income(1)	OCI on Statement of Financial Position		Net transfers in and/or (out) of Level 3	Balance as of December 31, 2008
Financial assets
Fixed income securities	$24,372	$(2,187)	$(3,915)	$(3,876)	$3,425	$17,819		$(1,594)
Equity securities	129	(102)	5	20	22	74		(5)
Other investments:
Free-standing derivatives, net	10	(235)	—	124	—	(101	)(2)	(106)

Total investments	24,511	(2,524)	(3,910)	(3,732)	3,447	17,792	(3)	(1,705)
Other assets	2	(1)	—	—	—	1		(1)

Total recurring Level 3 financial assets	$24,513	$(2,525)	$(3,910)	$(3,732)	$3,447	$17,793		$(1,706)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$4	$(270)	$—	$1	$—	$(265)		$(270)

Total recurring Level 3 financial liabilities	$4	$(270)	$—	$1	$—	$(265)		$(270)

(1)
The effect to net income of financial assets and financial liabilities totals $(2.79) billion and is reported in the Consolidated Statements of Operations as follows: $(2.65) billion in realized capital gains and losses; $134 million in net investment income; $(6) million in interest credited to contractholder funds; and $(270) million in life and annuity contract benefits.

(2)
Comprises $13 million of financial assets and $(114) million of financial liabilities.

(3)
Comprises $17.91 billion of investments and $(114) million of free-standing derivatives included in financial liabilities.

(4)
The amounts represent gains and losses included in net income for the period of time that the financial asset or financial liability was determined to be in Level 3. These gains and losses total $(1.98) billion and are reported in the Consolidated Statements of Operations as follows: $(1.81) billion in realized capital gains and losses; $103 million in net investment income; $(1) million in interest credited to contractholder funds; and $(270) million in life and annuity contract benefits.

        Presented below are the fair value estimates of financial instruments including those reported at fair value and discussed above and those reported using other methods for which a description of the method to determine fair value appears below the following tables.

Financial assets

	December 31, 2008		December 31, 2007
($ in millions)	Carrying value	Fair value	Carrying value	Fair value
Fixed income securities	$68,608	$68,608	$94,451	$94,451
Equity securities	2,805	2,805	5,257	5,257
Mortgage loans	10,229	8,903	10,830	10,726
Limited partnership interests—cost basis	1,228	1,217	1,189	1,279
Short-term investments	8,906	8,906	3,058	3,058
Bank loans	1,038	713	1,213	1,167
Free-standing derivatives	305	305	475	475
Separate accounts	8,239	8,239	14,929	14,929

        The fair value of mortgage loans is based on discounted contractual cash flows. Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar types of properties as collateral. The fair value of limited partnership interests accounted for on the cost basis is determined using reported net asset values of the underlying funds. The fair value of bank loans, which are reported in other investments on the Consolidated Statements of Financial Position, are valued based on broker quotes from brokers familiar with the loans.

Financial liabilities

	December 31, 2008		December 31, 2007
($ in millions)	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$46,972	$43,479	$51,312	$49,984
Long-term debt	5,659	4,944	5,640	5,464
Liability for collateral	340	340	3,461	3,461
Free-standing derivatives	770	770	311	311

        Beginning in 2008, the fair value of contractholder funds on investment contracts is based on the terms of the underlying contracts utilizing prevailing market rates for similar contracts adjusted for credit risk. Deferred annuities included in contractholder funds are valued using discounted cash flow models which incorporate market value margins, which are based on the cost of holding economic capital, and the Company's own credit risk. Immediate annuities without life contingencies and fixed rate funding agreements are valued at the present value of future benefits using market implied interest rates which include the Company's own credit risk. In 2007, the fair value of investment contracts was based on the terms of the underlying contracts. Fixed annuities were valued at the account balance less surrender charges. Immediate annuities without life contingencies and fixed rate funding agreements were valued at the present value of future benefits using current interest rates. The fair value of variable rate funding agreements approximated the carrying value. Market value adjusted annuities' fair value was estimated to be the market adjusted surrender value. Equity-indexed annuity contracts' fair value approximated the carrying value since the embedded equity options are carried at fair value.

        The fair value of long-term debt is based on market observable data or, in certain cases, is determined using discounted cash flow calculations based on current interest rates for instruments with comparable terms and considers the Company's own credit risk. The liability for collateral is valued at carrying value due to its short-term nature.

Derivative financial instruments

        The Company primarily uses derivatives for risk reduction and asset replication. In addition, the Company has derivatives embedded in financial instruments, which are required to be separated and accounted for as derivative instruments. With the exception of derivatives used for asset replication and embedded derivatives which are required to be separated, all of the Company's derivatives are evaluated for their ongoing effectiveness as either accounting or non-hedge derivative financial instruments on at least a quarterly basis (see Note 2). The Company does not use derivatives for trading purposes. Non-hedge accounting is used for "portfolio" level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements prescribed in SFAS No. 133 to permit the application of SFAS No. 133's hedge accounting model. The principal benefit of a "portfolio" level strategy is in its cost savings through its ability to use fewer derivatives with larger notional amounts.

        The Company uses derivatives to partially mitigate potential adverse impacts from future increases in risk-free interest rates, negative equity market valuations and increases in credit spreads. The Property-Liability portfolio uses interest rate swaption contracts and exchange traded options on Treasury futures to offset potential declining fixed income market values resulting from potential rising interest rates. The Company also uses interest rate swaps to mitigate municipal bond interest rate risk within the Property-Liability municipal bond portfolio. Exchange traded equity put options are utilized to protect the Property-Liability equity portfolio from significant equity market valuation declines below a targeted level. OTC collars, comprised of purchased puts and written calls whereby the Company gives up returns beyond a certain level, are also used to complement the equity portfolio protection and credit default swaps are used to mitigate the credit spread risk within the Allstate Financial and Property-Liability fixed income portfolios.

        Asset-liability management is a risk management strategy that is principally employed by Allstate Financial to align the respective interest-rate sensitivities of its assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps and floors are acquired to change the interest rate characteristics of existing assets and liabilities to ensure a properly matched relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates. Allstate Financial uses financial futures to hedge anticipated asset purchases and liability issuances and financial futures and options for hedging the Company's equity exposure contained in equity indexed annuity product contracts that offer equity returns to contractholders. In addition, Allstate Financial also uses interest rate swaps to hedge interest rate risk inherent in funding agreements and foreign currency swaps primarily to reduce the foreign currency risk associated with issuing foreign currency denominated funding agreements.

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

        Portfolio duration management is a risk management strategy that is principally employed by Property-Liability wherein, depending on the current portfolio duration relative to a designated target and the expectations of future interest rate movements, the Company uses financial futures and interest rate swaps to change the duration of the portfolio to mitigate the exposure that interest rates would otherwise have on the market value of its fixed income securities.

        Property-Liability uses options (including swaptions) to hedge the decline in fixed income market values caused by rising interest rates, futures to hedge the market risk related to deferred compensation liabilities, equity index futures to lock-in equity gains and forward contracts to hedge foreign currency risk. Property-Liability enters into commodity-based investments through the use of excess return swaps whose return is tied to a commodity-based index. The Company also uses commodity futures to periodically rebalance its exposure under commodity-indexed excess return swaps as they are very liquid and highly correlated with the commodity-based index.

        Allstate Financial and Property-Liability have derivatives that are embedded in non-derivative "host" contracts. The Company's primary embedded derivatives are conversion options in fixed income securities, which provide the Company with the right to convert the instrument into a predetermined number of shares of common stock; equity options in annuity product contracts, which provide equity returns to contractholders; and equity-indexed notes containing equity call options, which provide a coupon payout based upon one or more equity-based indices.

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

        Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive (pay) to terminate the derivative contracts at the reporting date. The fair value valuation techniques are described in Note 2. For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts. As of December 31, 2008, the Company pledged $72 million of securities in the form of margin deposits.

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

        Derivative instruments are recorded at fair value and presented in the Consolidated Statements of Financial Position as of December 31, as follows:

	Carrying value
	Assets		(Liabilities)
($ in millions)	2008	2007	2008	2007
Fixed income securities	$333	$884	$—	$—
Other investments	301	460	—	—
Other assets	7	2	—	—
Contractholder funds	—	—	(302)	(119)
Other liabilities and accrued expenses	—	—	(770)	(311)

Total	$641	$1,346	$(1,072)	$(430)

        For cash flow hedges, unrealized net pre-tax losses included in accumulated other comprehensive income were $11 million and $(33) million at December 31, 2008 and 2007, respectively. The net pre-tax changes in accumulated other comprehensive income due to cash flow hedges were $44 million, $(26) million and $(11) million in 2008, 2007 and 2006. Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be $2 million in 2009.

        The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at December 31, 2008.

			Carrying value
	Notional amount	Fair value
($ in millions)			Assets	(Liabilities)
Interest rate contracts
Interest rate swap agreements	$25,654	$(761)	$59	$(820)
Financial futures contracts and options	8,360	10	11	(1)
Interest rate cap and floor agreements	5,688	(35)	2	(37)

Total interest rate contracts	39,702	(786)	72	(858)
Equity and index contracts
Options, financial futures and warrants	7,517	158	209	(51)
Foreign currency contracts
Foreign currency swap agreements	1,233	222	9	213
Foreign currency forwards and options	230	(20)	(3)	(17)

Total foreign currency contracts	1,463	202	6	196
Credit default swaps used for asset replication
Credit default swaps—selling protection	1,056	(114)	(34)	(80)
Embedded derivative financial instruments
Guaranteed accumulation benefit	985	(147)	—	(147)
Guaranteed withdrawal benefit	744	(119)	—	(119)
Conversion options in fixed income securities	1,005	201	201	—
Equity-indexed call options in fixed income securities	800	132	132	—
Equity-indexed and forward starting options in life and annuity product contracts	4,150	(37)	—	(37)
Other embedded derivative financial instruments	1,180	2	1	1

Total embedded derivative financial instruments	8,864	32	334	(302)
Other derivative financial instruments
Credit default swaps—buying protection	2,219	74	51	23
Other	89	3	3	—

Total other derivative financial instruments	2,308	77	54	23

Total derivative financial instruments	$60,910	$(431)	$641	$(1,072)

        The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at December 31, 2007.

			Carrying value
	Notional amount
($ in millions)		Fair value	Assets	(Liabilities)
Interest rate contracts
Interest rate swap agreements	$36,386	$(275)	$(99)	$(176)
Financial futures contracts	2,297	(9)	1	(10)
Interest rate cap and floor agreements	13,760	5	5	—

Total interest rate contracts	52,443	(279)	(93)	(186)
Equity and index contracts
Options, financial futures and warrants	6,232	111	181	(70)
Foreign currency contracts
Foreign currency swap agreements	1,444	361	388	(27)
Foreign currency forwards and options	447	(4)	(4)	—

Total foreign currency contracts	1,891	357	384	(27)
Credit default swaps used for asset replication
Credit default swaps—selling protection	1,178	(39)	(13)	(26)
Embedded derivative financial instruments
Guaranteed accumulation benefit	1,592	—	—	—
Guaranteed withdrawal benefit	1,216	—	—	—
Conversion options in fixed income securities	1,416	461	461	—
Equity-indexed call options in fixed income securities	800	422	422	—
Equity-indexed and forward starting options in life and annuity product contracts	3,934	(123)	—	(123)
Other embedded derivative financial instruments	1,199	2	1	1

Total embedded derivative financial instruments	10,157	762	884	(122)
Other derivative financial instruments
Credit default swaps—buying protection	225	2	1	1
Other	95	2	2	—

Total other derivative financial instruments	320	4	3	1

Total derivative financial instruments	$72,221	$916	$1,346	$(430)

        The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements and obtaining collateral where appropriate. The Company uses master netting agreements for over-the-counter derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements. These agreements permit either party to net payments due for transactions covered by the agreements. Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of December 31, 2008, counterparties pledged $20 million in cash collateral to the Company, and the Company pledged $16 million in cash and $544 million in securities to counterparties. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives including futures and certain option contracts are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk associated with transactions executed on organized exchanges.

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

($ in millions)	2008				2007
Rating(1)	Number of counter- parties	Notional amount	Credit exposure(2)	Exposure, net of collateral(2)	Number of counter- parties	Notional amount	Credit exposure(2)	Exposure, net of collateral(2)
AAA	1	$84	$—	$—	1	$228	$—	$—
AA+	—	—	—	—	1	3,130	4	4
AA	—	—	—	—	7	26,795	78	21
AA-	3	14,830	21	21	4	9,711	11	1
A+	5	12,992	15	15	3	13,631	187	—
A	4	8,046	58	38	1	2	—	—
A-	1	216	25	25	—	—	—	—

Total	14	$36,168	$119	$99	17	$53,497	$280	$26

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

Credit derivatives—selling protection

        Credit default swaps ("CDS") are utilized for selling credit protection against a specified credit event. A credit default swap is a derivative instrument, representing an agreement between two parties to exchange the credit risk of a specified entity (or a group of entities), or an index based on the credit risk of a group of entities (all commonly referred to as the "reference entity" or a portfolio of "reference entities"), for a periodic premium. In selling protection, CDS are used to replicate fixed income securities and to complement the cash market when credit exposure to certain issuers is not available or when the derivative alternative is less expensive than the cash market alternative. Credit risk includes both default risk and market value exposure due to spread widening. CDS typically have a five-year term.

        The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2008:

	Notional amount Credit rating underlying notional
($ in millions)	AAA	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$20	$—	$142	$140	$—	$302	$(26)
High yield debt	—	—	—	—	10	10	(3)
Municipal	—	135	—	—	—	135	(20)
Sovereign	—	—	—	20	5	25	(1)

Subtotal	20	135	142	160	15	472	(50)
First-to-default
Investment grade corporate debt	—	—	30	60	—	90	(5)
High yield debt	—	—	—	—	—	—	—
Municipal	—	120	35	—	—	155	(43)

Subtotal	—	120	65	60	—	245	(48)
Index
Investment grade corporate debt	6	5	101	181	46	339	(16)
High yield debt	—	—	—	—	—	—	—
Municipal	—	—	—	—	—	—	—

Subtotal	6	5	101	181	46	339	(16)

Total	$26	$260	$308	$401	$61	$1,056	$(114)

        In selling protection with CDS, the Company sells credit protection on an identified single name, a basket of names in a first-to-default ("FTD") structure or credit derivative index ("CDX") that is generally investment grade, and in return receives periodic premiums through expiration or termination of the agreement. With single name CDS, this premium or credit spread generally corresponds to the difference between the yield on the referenced entity's public fixed maturity cash instruments and swap rates, at the time the agreement is executed. With FTD baskets, because of the additional credit risk inherent in a basket of named credits, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket and the correlation between the names. CDX index is utilized to take a position on multiple (generally 125) reference entities. Credit events are typically defined as bankruptcy, failure to pay, or restructuring, depending on the nature of the reference credit. If a credit event occurs, the Company settles with the counterparty, either through physical settlement or cash settlement. In a physical settlement, a reference asset is delivered by the buyer of protection to the Company, in exchange for cash payment at par, while in a cash settlement, the Company pays the difference between par and the prescribed value of the reference asset. When a credit event occurs in a single name or FTD basket (for FTD, the first credit event occurring for any one name in the basket), the contract terminates at time of settlement. For CDX index, the reference entity's name incurring the credit event is removed from the index while the contract continues until expiration. The maximum payout on a CDS is the contract notional amount. A physical settlement may afford the Company with recovery rights as the new owner of the asset.

        The Company monitors risk associated with credit derivatives through individual name credit limits at both a credit derivative and a combined cash instrument/credit derivative level. The ratings of individual names for which protection has been sold are also monitored.

Off-balance-sheet financial instruments and unconsolidated investments in VIEs

        The contractual amounts and fair values of off-balance-sheet financial instruments at December 31 are as follows:

	2008		2007
($ in millions)	Contractual amount	Fair value	Contractual amount	Fair value
Commitments to invest in limited partnership interests	$1,889	$—	$2,206	$—
Commitments to invest—other	3	—	15	—
Commitments to extend mortgage loans	3	—	326	3
Private placement commitments	—	—	30	—

        In the preceding table, the contractual amounts represent the amount at risk if the contract is fully drawn upon, the counterparty defaults and the value of any underlying security becomes worthless. Unless noted otherwise, the Company does not require collateral or other security to support off-balance-sheet financial instruments with credit risk.

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

        The Company established two VIEs that are not consolidated because the Company is not the primary beneficiary. The VIEs hold investments on behalf of unrelated third party investors that are managed by Allstate Investment Management Company, a subsidiary of the Company. Their assets primarily consist of investment securities and cash, and the liabilities consist primarily of long-term debt. The Company's maximum loss exposure related to the VIEs is the amortized cost of its investment. Information on each VIE as of December 31, 2008 is listed in the following table.

($ in millions) Year established	Assets	Liabilities	Maximum loss exposure
2006	$400	$378	$7
2005	335	313	4

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

        Activity in the reserve for property-liability insurance claims and claims expense is summarized as follows:

($ in millions)	2008	2007	2006
Balance at January 1	$18,865	$18,866	$22,117
Less reinsurance recoverables	2,205	2,256	3,186

Net balance at January 1	16,660	16,610	18,931

Incurred claims and claims expense related to:
Current year	19,894	17,839	16,988
Prior years	170	(172)	(971)

Total incurred	20,064	17,667	16,017

Claims and claims expense paid related to:
Current year	12,658	10,933	10,386
Prior years	6,884	6,684	7,952

Total paid	19,542	17,617	18,338

Net balance at December 31	17,182	16,660	16,610
Plus reinsurance recoverables	2,274	2,205	2,256

Balance at December 31	$19,456	$18,865	$18,866

        Incurred claims and claims expense represents the sum of paid losses and reserve changes in the calendar year. This expense includes losses from catastrophes of $3.34 billion, $1.41 billion and $810 million in 2008, 2007 and 2006, respectively, net of reinsurance and other recoveries (see Note 9). In 2008, losses from catastrophes included $1.31 billion, net of recoveries, related to Hurricanes Ike and Gustav. These estimates include net losses in personal lines auto and property policies and net losses on commercial policies. Included in 2008 and 2006 losses from catastrophes are accruals for assessments from Texas Windstorm Insurance Association ("TWIA") and Citizens Property Insurance Corporation in the state of Florida ("FL Citizens"), respectively (see Note 13).

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

        During 2008, incurred claims and claims expense related to prior years was primarily composed of net decreases in auto reserves of $27 million offset by increases in homeowners reserves of $124 million due to catastrophe loss reestimates, and increases in other reserves of $55 million. The $27 million favorable decreases in auto reserves and $55 million unfavorable increases in other reserves includes $45 million of IBNR losses reclassified from auto reserves to other reserves to be consistent with the recording of excess liability policy premiums and losses. Incurred claims and claims expense includes unfavorable catastrophe loss reestimates of $125 million, net of reinsurance and other recoveries, primarily attributable to increased claim loss and expense reserves for litigation filed in conjunction with a Louisiana deadline for filing suits related to Hurricane Katrina.

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

        During 2006, incurred claims and claims expense related to prior years was primarily composed of net decreases in auto reserves of $737 million due to claim severity development that was better than expected, and late reported loss development that was better than expected due to lower frequency trends in recent years, decreases in homeowners reserves of $244 million due to catastrophe loss reestimates, claim severity development and late reported loss development that were better than expected, and decreases in other reserves of $122 million due to catastrophe loss reestimates and commercial lines loss development that was better than expected, offset by increases in asbestos reserves of $86 million. Claims and claims expense during 2006 includes favorable catastrophe loss reestimates of $223 million, net of reinsurance and other recoveries, including a $63 million reduction in the Company's accrual for an assessment from FL Citizens and $62 million due to recoupments of prior year assessments from FL Citizens and Louisiana Citizens Property Insurance Corporation ("LA Citizens").

        Management believes that the reserve for property-liability claims and claims expense, net of recoverables, is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by that date based on available facts, technology, laws and regulations.

        For further discussion of assessments from FL Citizens and LA Citizens, and asbestos and environmental reserves, see Note 13.

8.     Reserve for Life-Contingent Contract Benefits and Contractholder Funds

        At December 31, the reserve for life-contingent contract benefits consists of the following:

($ in millions)	2008	2007
Immediate fixed annuities:
Structured settlement annuities	$6,628	$7,094
Other immediate fixed annuities	2,106	2,259
Traditional life insurance	2,723	2,593
Other	1,424	1,266

Total reserve for life-contingent contract benefits	$12,881	$13,212

        The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

Product	Mortality	Interest rate	Estimation method
Structured settlement annuities	U.S. population with projected calendar year improvements; mortality rates adjusted for each impaired life based on reduction in life expectancy	Interest rate assumptions range from 2.9% to 11.7%	Present value of contractually specified future benefits
Other immediate fixed annuities	1983 group annuity mortality table; 1983 individual annuity mortality table; Annuity 2000 mortality table with internal modifications	Interest rate assumptions range from 1.6% to 11.5%	Present value of expected future benefits based on historical experience
Traditional life insurance	Actual company experience plus loading	Interest rate assumptions range from 4.0% to 11.3%	Net level premium reserve method using the Company's withdrawal experience rates
Other:
Variable annuity guaranteed minimum death benefits(1)	100% of Annuity 2000 mortality table	Interest rate assumptions range from 5.3% to 5.9%	Projected benefit ratio applied to cumulative assessments
Accident and health	Actual company experience plus loading		Unearned premium; additional contract reserves for traditional life insurance

(1)
In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with Prudential (see Note 3).

        To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded for certain immediate annuities with life contingencies. A liability of $378 million and $1.06 billion is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2008 and 2007, respectively. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

        At December 31, contractholder funds consist of the following:

($ in millions)	2008	2007
Interest-sensitive life insurance	$9,957	$9,539
Investment contracts:
Fixed annuities	37,660	38,135
Funding agreements backing medium-term notes	9,314	13,375
Other investment contracts	533	94
Allstate Bank deposits	949	832

Total contractholder funds	$58,413	$61,975

        The following table highlights the key contract provisions relating to contractholder funds:

Product	Interest rate	Withdrawal/surrender charges
Interest-sensitive life insurance	Interest rates credited range from 2.0% to 6.0%	Either a percentage of account balance or dollar amount grading off generally over 20 years
Fixed annuities	Interest rates credited range from 1.3% to 11.5% for immediate annuities and 0% to 16% for other fixed annuities (which include equity-indexed annuities whose returns are indexed to the S&P 500)

Either a declining or a level percentage charge generally over nine years or less. Additionally, approximately 28.4% of fixed annuities are subject to market value adjustment for discretionary withdrawals

Funding agreements backing medium-term notes	Interest rates credited range from 0.5% to 6.5% (excluding currency-swapped medium-term notes)	Not applicable
Other investment contracts:
Variable guaranteed minimum income benefit(1) and secondary guarantees on interest-sensitive life insurance and fixed annuities	Interest rates used in establishing reserves range from 1.8% to 10.3%	Withdrawal and surrender charges are based on the terms of the related interest-sensitive life insurance or fixed annuity contract
Allstate Bank	Interest rates credited range from 0% to 5.5%	A percentage of principal balance for time deposits withdrawn prior to maturity

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

        Contractholder funds activity for the years ended December 31 is as follows:

($ in millions)	2008	2007
Balance, beginning of year	$61,975	$62,031
Deposits	10,402	8,991
Interest credited	2,405	2,689
Benefits	(1,710)	(1,668)
Surrenders and partial withdrawals	(5,313)	(5,872)
Maturities of institutional products	(8,599)	(3,165)
Net transfers from separate accounts	19	13
Contract charges	(870)	(801)
Fair value hedge adjustments for institutional products	(56)	34
Other adjustments	160	(277)

Balance, end of year	$58,413	$61,975

        The Company offered various guarantees to variable annuity contractholders. Liabilities for variable contract guarantees related to death benefits are included in reserve for life-contingent contract benefits and the liabilities related to the income, withdrawal and accumulation benefits are included in contractholder funds in the Consolidated Statements of Financial Position. All liabilities for variable contract guarantees are reported on a gross basis on the balance sheet with a corresponding reinsurance recoverable asset for those contracts subject to reinsurance, including the Prudential Reinsurance Agreements as disclosed in Note 3.

        Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. The account balances of variable annuities contracts' separate accounts with guarantees included $7.07 billion and $13.32 billion of equity, fixed income and balanced mutual funds and $730 million and $661 million of money market mutual funds at December 31, 2008 and 2007, respectively.

        The table below presents information regarding the Company's variable annuity contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

	December 31,
($ in millions)	2008	2007
In the event of death
Separate account value	$7,802	$13,939
Net amount at risk(1)	$3,971	$956
Average attained age of contractholders	64 years	66 years
At annuitization (includes income benefit guarantees)
Separate account value	$1,846	$3,394
Net amount at risk(2)	$1,459	$144
Weighted average waiting period until annuitization options available	4 years	3 years
For cumulative periodic withdrawals
Separate account value	$718	$1,218
Net amount at risk(3)	$159	$4
Accumulation at specified dates
Separate account value	$984	$1,587
Net amount risk(4)	$223	$—
Weighted average waiting period until guarantee date	9 years	10 years

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

        The following table summarizes the liabilities for guarantees:

($ in millions)	Liability for guarantees related to death benefits and interest- sensitive life products	Liability for guarantees related to income benefits	Liability for guarantees related to accumulation and withdrawal benefits	Total
Balance, December 31, 2006(1)	$114	$48	$(8)	$154
Less reinsurance recoverables	96	23	(8)	111

Net balance at December 31, 2006	18	25	—	43
Incurred guaranteed benefits	7	(6)	—	1
Paid guarantee benefits	(1)	—	—	(1)

Net change	6	(6)	—	—
Net balance at December 31, 2007	24	19	—	43
Plus reinsurance recoverables	121	27	—	148

Balance, December 31, 2007(2)	$145	$46	$—	$191

Less reinsurance recoverables	121	27	—	148

Net balance at December 31, 2007	24	19	—	43
Incurred guaranteed benefits	11	—	—	11
Paid guarantee benefits	(1)	—	—	(1)

Net change	10	—	—	10
Net balance at December 31, 2008	34	19	—	53
Plus reinsurance recoverables	81	201	266	548

Balance, December 31, 2008(3)	$115	$220	$266	$601

(1)
Included in the total liability balance at December 31, 2006 are reserves for variable annuity death benefits of $89 million, variable annuity income benefits of $20 million, variable annuity accumulation benefits of $(7) million, variable annuity withdrawal benefits of $(1) million and other guarantees of $53 million.

(2)
Included in the total liability balance at December 31, 2007 are reserves for variable annuity death benefits of $111 million, variable annuity income benefits of $23 million, variable annuity accumulation benefits of $(0.4) million and other guarantees of $57 million.

(3)
Included in the total liability balance at December 31, 2008 are reserves for variable annuity death benefits of $67 million, variable annuity income benefits of $201 million, variable annuity accumulation benefits of $147 million, variable annuity withdrawal benefits of $119 million and other guarantees of $67 million.

9.     Reinsurance

        The effects of reinsurance on property-liability premiums written and earned and life and annuity premiums and contract charges for the years ended December 31 are as follows:

($ in millions)	2008	2007	2006
Property-liability insurance premiums written
Direct	$27,667	$28,423	$28,601
Assumed	85	59	44
Ceded	(1,168)	(1,299)	(1,119)

Property-liability insurance premiums written, net of reinsurance	$26,584	$27,183	$27,526

Property-liability insurance premiums earned
Direct	$28,021	$28,529	$28,437
Assumed	85	60	45
Ceded	(1,139)	(1,356)	(1,113)

Property-liability insurance premiums earned, net of reinsurance	$26,967	$27,233	$27,369

Life and annuity premiums and contract charges
Direct	$2,754	$2,788	$2,736
Assumed	41	44	43
Ceded	(900)	(966)	(815)

Life and annuity premiums and contract charges, net of reinsurance	$1,895	$1,866	$1,964

Property-Liability

        The Company purchases reinsurance after evaluating the financial condition of the reinsurer, as well as the terms and price of coverage. Developments in the insurance and reinsurance industries have fostered a movement to segregate asbestos, environmental and other discontinued lines exposures into separate legal entities with dedicated capital. Regulatory bodies in certain cases have supported these actions. The Company is unable to determine the impact, if any, that these developments will have on the collectability of reinsurance recoverables in the future.

Property-Liability reinsurance recoverable

        Total amounts recoverable from reinsurers at December 31, 2008 and 2007 were $2.35 billion and $2.30 billion, respectively, including $78 million and $99 million, respectively, related to property-liability losses paid by the Company and billed to reinsurers, and $2.27 billion and $2.21 billion, respectively, estimated by the Company with respect to ceded unpaid losses (including IBNR), which are not billable until the losses are paid.

        With the exception of the recoverable balances from the Michigan Catastrophic Claim Association ("MCCA"), Lloyd's of London and other industry pools and facilities, as disclosed below, the largest reinsurance recoverable balance the Company had outstanding was $81 million and $90 million from Westport Insurance Corporation (formerly Employers' Reinsurance Company) at December 31, 2008 and 2007, respectively. No other amount due or estimated to be due from any single property-liability reinsurer was in excess of $56 million and $60 million at December 31, 2008 and 2007, respectively.

        At December 31, 2008 and 2007, Allstate Texas Lloyd's ("ATL"), a syndicate insurance company, had $66 million and $5 million, respectively, of reinsurance recoverable on the Texas excess catastrophe loss treaty. In 2008, the recoverable balance was primarily related to losses incurred from Hurricane Ike which occurred in 2008. In 2007, the recoverable balance was related to losses incurred from Hurricane Rita which occurred in 2005. ATL cedes 100% of its business, net of reinsurance with external parties, to AIC.

        The allowance for uncollectible reinsurance was $168 million and $185 million at December 31, 2008 and 2007, respectively, and is related to the Company's Discontinued Lines and Coverages segment. In 2008, there was $17 million of net recoveries. In 2007, there was $6 million of additions, $10 million of net recoveries and a reduction of $46 million related to Equitas Limited's improved financial condition. (For further discussion, see the "Asbestos, Environmental and Other" section below.)

Industry pools and facilities

        Reinsurance recoverable on paid and unpaid claims including IBNR at December 31, 2008 and 2007 includes $1.11 billion and $1.02 billion, respectively, from the MCCA. The MCCA is a mandatory reinsurance mechanism for personal injury protection losses over a retention level that increases each MCCA fiscal year. The retention levels are $420 thousand per claim and $440 thousand per claim for the fiscal years ending June 30, 2008 and 2009, respectively. The MCCA is funded by assessments from member companies who, in turn, can recover assessments from policyholders.

        Ceded premiums earned under the Florida Hurricane Catastrophe Fund ("FHCF") agreement were $26 million, $45 million and $49 million in 2008, 2007 and 2006, respectively. Ceded losses incurred include $28 million, $22 million and $146 million in 2008, 2007 and 2006, respectively. The Company has access to reimbursement provided by the FHCF for 90% of qualifying personal property losses that exceed its current retention of $80 million for the two largest hurricanes and $27 million for other hurricanes, up to a maximum total of $398 million effective from June 1, 2008 to May 31, 2009. Reinsurance recoverables include $36 million and $47 million recoverable from the FHCF for qualifying property losses at December 31, 2008 and 2007, respectively.

        Allstate sells and administers policies as a participant in the National Flood Insurance Program ("NFIP"). The total amounts recoverable at December 31, 2008 and 2007 were $138 million and $22 million, respectively. Ceded premiums earned include $257 million, $257 million and $232 million in 2008, 2007 and 2006, respectively. Ceded losses incurred include $344 million, $65 million and $32 million in 2008, 2007 and 2006, respectively. Under the arrangement, the Federal Government is obligated to pay all claims.

Catastrophe reinsurance

        The Company has the following catastrophe reinsurance treaties in effect:

  •
  an aggregate excess agreement covered by three contracts with different effective dates for Allstate Protection personal lines auto and property business countrywide, except for Florida. The first contract which is 47.5% placed, covers storms named or numbered by the National Weather Service, earthquakes, and fires following earthquakes, and is effective June 1, 2007 to May 31, 2009. The remaining two contracts are 47.5% placed and cover storms named or numbered by the National Weather Service, fires following earthquakes, and California wildfires, and are effective June 1, 2008 to May 31, 2010;

  •
  a California fires following earthquakes agreement that covers Allstate Protection personal property excess catastrophe losses in California, effective June 1, 2008 to May 31, 2011;

  •
  multi-year reinsurance treaties that cover Allstate-brand personal property excess catastrophe losses in Connecticut, Rhode Island, New Jersey, New York, and Texas effective June 1, 2008 to May 31, 2011;

  •
  a South-East agreement that covers Allstate Protection personal property excess catastrophe losses for storms named or numbered by the National Weather Service in 10 Atlantic and Gulf states and the District of Columbia effective June 1, 2008 to May 31, 2009;

  •
  a Texas agreement for additional hurricane coverage for Allstate Protection personal property excess catastrophe losses in the state effective June 18, 2008 to June 17, 2011;

  •
  a Kentucky agreement that provides coverage for Allstate Protection personal property excess catastrophe losses in the state for earthquakes and fires following earthquakes effective June 1, 2008 to May 31, 2009;

  •
  a North-East agreement for additional hurricane coverage in the states of New York, New Jersey and Connecticut for Allstate Protection personal property and auto excess catastrophe losses effective June 15, 2007 to June 8, 2010; and

  •
  Four separate agreements for Allstate Floridian Insurance Company and its subsidiaries ("Allstate Floridian"), for personal property excess catastrophe losses in Florida that coordinate coverage with our participation in the FHCF, effective June 1, 2008 to May 31, 2009.

        Under all reinsurance agreements, the Company ceded premiums earned of $679 million and $811 million in the years ended December 31, 2008 and 2007, respectively.

Florida

        During 2006, Allstate Floridian Insurance Company ("AFIC") and Allstate Floridian Indemnity ("AFI") entered into a 100% quota share reinsurance agreement with Royal Palm Insurance Company ("Royal Palm") on selected personal property policies written in Florida. AFIC and AFI no longer offers coverage on these policies after their contract terms expire, at which time Royal Palm may offer coverage to these policyholders. Any qualifying recoveries from the FHCF and the catastrophe reinsurance agreements are shared with Royal Palm under the existing agreement. Subject to this agreement, AFIC and AFI ceded $63 million of unearned premiums in 2006 and the related transfer of cash was recorded in cash flows from operating activities in the Company's Consolidated Statements of Cash Flows. AFIC and AFI ceded premiums and losses on these policies through their expiration under an indemnity reinsurance agreement totaling $(16) million, $(25) million and $81 million of premiums written, $(15) million, $35 million and $84 million of premiums earned and $2 million, $20 million and $16 million of incurred losses during 2008, 2007 and 2006, respectively.

Asbestos, environmental and other

        Reinsurance recoverables include $227 million and $240 million from Lloyd's of London at December 31, 2008 and 2007, respectively. Lloyd's of London, through the creation of Equitas Limited, implemented a restructuring plan in 1996 to solidify its capital base and to segregate claims for years prior to 1993. The recoverable from Equitas Limited syndicates is spread among thousands of Lloyd's of London investors who have unlimited liability. The reinsurance recoverables valuation allowance was reduced by $46 million in 2007 related to Equitas Limited's improved financial position as a result of its obtaining reinsurance coverage with National Indemnity Company.

Allstate Financial

        The Company's Allstate Financial segment reinsures certain of its risks to other insurers primarily under yearly renewable term, coinsurance, modified coinsurance and coinsurance with funds withheld agreements. These agreements result in a passing of the agreed-upon percentage of risk to the reinsurer in exchange for negotiated reinsurance premium payments. Modified coinsurance and coinsurance with funds withheld are similar to coinsurance, except that the cash and investments that support the liability for contract benefits are not transferred to the assuming company and settlements are made on a net basis between the companies. Allstate Financial cedes 100% of the morbidity risk on substantially all of its long-term care contracts. Allstate Financial cedes specified percentages of the mortality risk on certain life policies, depending upon the issue date and product, to a pool of fourteen unaffiliated reinsurers. Beginning in July 2007, for new life insurance contracts, Allstate Financial ceded the mortality risk associated with coverage in excess of $3 million per life for contracts issued to individuals age 70 and over, and ceded the mortality risk associated with coverage in excess of $5 million per life for most other contracts. Also beginning in July 2007, for certain large contracts that meet specific criteria, Allstate Financial's retention limit was increased to $10 million per life. In the period prior to July 2007, but subsequent to August 1998, Allstate Financial ceded the mortality risk associated with coverage in excess of $2 million per life, except in 2006 in certain instances when specific criteria were met, it ceded the mortality risk associated with coverage in excess of $5 million per life. For business sold prior to October 1998, Allstate Financial ceded mortality risk in excess of specific amounts up to $1 million per individual life.

        In addition, Allstate Financial has used reinsurance to effect the acquisition or disposition of certain blocks of business. Allstate Financial had reinsurance recoverables of $1.57 billion and $1.26 billion at December 31, 2008 and 2007, respectively, due from Prudential related to the disposal of substantially all of its variable annuity business that was effected through Reinsurance Agreements (see Note 3). In 2008, life and annuity premiums and contract charges of $238 million, contract benefits of $467 million, interest credited to contractholder funds of $36 million, and operating costs and expenses of $47 million were ceded to Prudential pursuant to the Reinsurance Agreements. In 2007, life and annuity premiums and contract charges of $317 million, contract benefits of $59 million, interest credited to contractholder funds of $43 million, and operating costs and expenses of $72 million were ceded to Prudential pursuant to the Reinsurance Agreements. In 2006, life and annuity premiums and contract charges of $170 million, contract benefits of $29 million, interest credited to contractholder funds of $35 million, and operating costs and expenses of $64 million were ceded to Prudential pursuant to the Reinsurance Agreements. In addition, as of December 31, 2008 and 2007 Allstate Financial had reinsurance recoverables of $181 million and $166 million, respectively due from subsidiaries of Citigroup (Triton Insurance and American Health and Life Insurance), and Scottish Re (U.S.) Inc. in connection with the disposition of substantially all of the direct response distribution business in 2003.

        As of December 31, 2008, the gross life insurance in force was $532 billion of which $252 billion was ceded to the unaffiliated reinsurers.

        Reinsurance recoverables at December 31 are summarized in the following table.

	Reinsurance recoverable on paid and unpaid benefits
($ in millions)	2008	2007
Annuities	$1,734	$1,423
Life insurance	1,475	1,373
Long-term care insurance	746	619
Other	96	97

Total Allstate Financial	$4,051	$3,512

        At December 31, 2008 and 2007, approximately 93% and 88%, respectively, of Allstate Financial's reinsurance recoverables are due from companies rated A- or better by S&P.

10.  Deferred Policy Acquisition and Sales Inducement Costs

        Deferred policy acquisition costs for the years ended December 31 are as follows:

	2008
($ in millions)	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$4,291	$1,477	$5,768
Acquisition costs deferred	684	3,951	4,635
Amortization charged to income	(704)	(3,975)	(4,679)
Effect of unrealized gains and losses	2,818	—	2,818

Balance, end of year	$7,089	$1,453	$8,542

	2007
	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$3,848	$1,484	$5,332
Impact of adoption of SOP 05-1(1)	(11)	—	(11)
Acquisition costs deferred	635	4,114	4,749
Amortization charged to income	(583)	(4,121)	(4,704)
Effect of unrealized gains and losses	402	—	402

Balance, end of year	$4,291	$1,477	$5,768

	2006
	Allstate Financial	Property- Liability	Total
Balance, beginning of year	$4,318	$1,484	$5,802
Disposition of operation(2)	(726)	—	(726)
Acquisition costs deferred	822	4,131	4,953
Amortization charged to income	(626)	(4,131)	(4,757)
Effect of unrealized gains and losses	60	—	60

Balance, end of year	$3,848	$1,484	$5,332

(1)
The adoption of SOP 05-1 resulted in a $11 million adjustment to unamortized DAC related to the impact on future estimated gross profits from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral (see Note 2).

(2)
In 2006, DAC was reduced related to the disposition through reinsurance agreements of substantially all of Allstate Financial's variable annuity business (see Note 3).

        Net accretion of DAC amortization related to realized capital gains and losses was $515 million, $17 million and $50 million in 2008, 2007 and 2006, respectively.

        As disclosed in Note 3, DAC and DSI balances were reduced during 2006 related to the disposal through reinsurance agreements of substantially all of the variable annuity business.

        DSI activity for Allstate Financial, which primarily relates to fixed annuities, for the years ended December 31 was as follows:

($ in millions)	2008	2007	2006
Balance, beginning of year	$295	$225	$237
Impact of adoption of SOP 05-1(1)	—	(2)	—
Disposition of operation(2)	—	—	(70)
Sales inducements deferred	47	64	105
Amortization charged to income	(53)	(57)	(48)
Effect of unrealized gains and losses	164	65	1

Balance, end of year	$453	$295	$225

(1)
The adoption of SOP 05-1 resulted in a $2 million adjustment to unamortized DSI related to the impact on future estimated gross profits from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral (see Note 2).

(2)
In 2006, DSI was reduced related to the disposition through reinsurance agreements of substantially all of Allstate Financial's variable annuity business (see Note 3).

11.  Capital Structure

Debt outstanding

        Total debt outstanding at December 31 consisted of the following:

($ in millions)	2008	2007
Federal Home Loan Bank ("FHLB") advances, due 2018	$19	$—
7.20% Senior Notes, due 2009(1)	750	750
6.125% Senior Notes, due 2012(1)	350	350
5.00% Senior Notes, due 2014(1)	650	650
6.125% Senior Notes, due 2032(1)	250	250
5.350% Senior Notes due 2033(1)	400	400
5.55% Senior Notes due 2035(1)	800	800
5.95% Senior Notes, due 2036(1)	650	650
6.125% Junior Subordinated Debentures, due 2067	500	500
6.50% Junior Subordinated Debentures, due 2067	500	500
7.50% Debentures, due 2013	250	250
6.75% Senior Debentures, due 2018	250	250
6.90% Senior Debentures, due 2038	250	250
Synthetic lease VIE obligations, floating rates, due 2011	40	40

Total long-term debt	5,659	5,640
Short-term debt(2)	—	—

Total debt	$5,659	$5,640

(1)
Senior Notes are subject to redemption at the Company's option in whole or in part at any time at the greater of either 100% of the principal amount plus accrued and unpaid interest to the redemption date or the discounted sum of the present values of the remaining scheduled payments of principal and interest and accrued and unpaid interest to the redemption date.

(2)
The Company classifies any borrowings, which have a maturity of twelve months or less at inception as short-term debt.

        Total debt outstanding by maturity at December 31 consisted of the following:

($ in millions)	2008	2007
Due within one year or less	$750	$—
Due after one year through 5 years	640	1,140
Due after 5 years through 10 years	919	900
Due after 10 years through 20 years	—	250
Due after 20 years	3,350	3,350

Total debt	$5,659	$5,640

        The Allstate Bank received a $10 million long-term advance from the FHLB in April 2008, and another $10 million advance in September 2008. The FHLB advances are secured with fixed income securities pledged to the FHLB. During 2008, $1 million was repaid on the advances.

        In 2007, the Company issued $500 million of Series A 6.50% and $500 million of Series B 6.125% Fixed-to-Floating Rate Junior Subordinated Debentures (together the "Debentures"). The net proceeds were used for the repurchase of the Company's common stock. The scheduled maturity dates for the Debentures are May 15, 2057 and May 15, 2037 for Series A and Series B, respectively, with a final maturity date of May 15, 2067. The Debentures may be redeemed (i) in whole or in part, at any time on or after May 15, 2037 or May 15, 2017 for Series A and Series B, respectively, at their principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to May 15, 2037 and May 15, 2017 for Series A and Series B, respectively, at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price.

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

        The Company is the primary beneficiary of a consolidated VIE used to acquire up to 38 automotive collision repair stores ("synthetic lease VIE"). In 2006, the Company renewed the synthetic lease for a five-year term at a floating rate due 2011. The Company's Consolidated Statements of Financial Position include $40 million and $40 million of property and equipment, net, and long-term debt as of December 31, 2008 and 2007, respectively.

        To manage short-term liquidity, Allstate can issue commercial paper, draw on its credit facilities and engage in securities repurchase agreements (see Note 2). The Company currently maintains a commercial paper program and a credit facility as a potential source of funds. These include a $1.00 billion unsecured revolving credit facility and a commercial paper program with a borrowing limit of $1.00 billion. The facility has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining four years of the facility upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend. This facility also contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. This facility has a financial covenant requiring the Company not to exceed a 37.5% debt to capital resources ratio as defined in the agreement. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Company's senior, unsecured, nonguaranteed long-term debt. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility. No amounts were outstanding under the credit facility as of December 31, 2008 and 2007. The Company had no commercial paper outstanding at December 31, 2008 and 2007. The Company paid $347 million, $320 million and $322 million of interest on debt in 2008, 2007 and 2006, respectively.

        During 2006, the Company filed a universal shelf registration statement with the SEC that expires in May 2009. The registration statement covers an unspecified amount of securities and can be used to issue debt securities, common stock, preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of subsidiaries.

Capital stock

        The Company had 900 million shares of issued common stock of which 536 million shares were outstanding and 364 million shares were held in treasury as of December 31, 2008. In 2008, the Company reacquired 28 million shares at an average cost of $47.64 and reissued one million shares under equity incentive plans.

12.  Company Restructuring

        The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents in connection with the 1999 reorganization of Allstate's multiple agency programs to a single exclusive agency program and the Company's 2006 voluntary termination offer ("VTO"). The expenses related to these activities are included in the Consolidated Statements of Operations as restructuring and related charges, and totaled $23 million, $29 million and $182 million in 2008, 2007 and 2006, respectively.

        The following table illustrates the inception to date changes in the restructuring liability:

($ in millions)	Employee costs	Exit costs	Total liability
Liability at inception	$46	$9	$55
Net adjustments to liability	(20)	(1)	(21)
Payments applied against liability	(16)	(7)	(23)

Balance at December 31, 2008	$10	$1	$11

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

        At December 31, 2007, the total liability was $25 million and consisted of $23 million in employee costs and $2 million in exit costs. The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.

13.  Commitments, Guarantees and Contingent Liabilities

Leases

        The Company leases certain office facilities and computer equipment. Total rent expense for all leases was $294 million, $304 million and $308 million in 2008, 2007 and 2006, respectively.

        Minimum rental commitments under noncancelable capital and operating leases with an initial or remaining term of more than one year as of December 31, 2008 are as follows:

($ in millions)	Capital leases	Operating leases
2009	$12	$198
2010	12	157
2011	5	104
2012	5	80
2013	5	56
Thereafter	23	117

Total	$62	$712

Present value of minimum lease payments	$47

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

        Allstate Floridian is subject to assessments from FL Citizens, which was initially created by the state of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. Effective July 1, 2008, FL Citizens, at the discretion and direction of its Board of Governors ("FL Citizens Board"), can levy a regular assessment on "assessable insurers" and "assessable insureds" for a deficit in any calendar year up to a maximum of the greater of 6% of the deficit or 6% of Florida property premiums industry-wide for the prior year. Prior to July 2008, the assessment rate was 10%. The base of "assessable insurers" includes all property and casualty premiums in the state, except workers' compensation, medical malpractice, accident and health insurance and policies written under NFIP. An insurer may recoup a regular assessment through a surcharge to policyholders. In order to recoup this assessment, an insurer must file for a policy surcharge with the Florida Office of Insurance Regulation ("FL OIR") at least fifteen days prior to imposing the surcharge on policies. If a deficit remains after the regular assessment, FL Citizens can also levy emergency assessments in the current and subsequent years. Companies are required to collect the emergency assessments directly from residential property policyholders and remit to FL Citizens as collected.

        FL Citizens reported losses from Hurricane Wilma in 2005, which followed a deficit for the 2004 plan year. The FL Citizens Board certified the 2005 FL Citizens deficit at $1.73 billion of which $920 million was to be funded through a regular assessment. The Company paid its portion of the deficit assessment totaling $14 million during 2006 and has recouped $6 million as of December 31, 2008. The Company expects to continue recoupment in 2009. The remainder of the deficit was funded by bonds issued in 2006.

        The Company is also subject to assessments from LA Citizens. LA Citizens can levy a regular assessment on participating companies for a deficit in any calendar year up to a maximum of the greater of 10% of the calendar year deficit or 10% of Louisiana direct property premiums industry-wide for the prior calendar year.

Florida Hurricane Catastrophe Fund

        Allstate Floridian participates in the mandatory coverage provided by the FHCF and therefore has access to reimbursements on certain qualifying Florida hurricane losses (see Note 9) from the FHCF, has exposure to assessments and pays annual premiums to the FHCF for this reimbursement protection. The FHCF has the authority to issue bonds to pay its obligations to insurers participating in the mandatory coverage in excess of its capital balances. Payment of these bonds is funded by emergency assessments on all property and casualty premiums in the state, except workers' compensation, medical malpractice, accident and health insurance and policies written under the NFIP. The FHCF emergency assessments are limited to 6% of premiums per year beginning the first year in which reimbursements require bonding, and up to a total of 10% of premiums per year for assessments in the second and subsequent years, if required to fund additional bonding. The FHCF issued approximately $625 million and $4 billion in bonds in 2008 and 2006, respectively, and the FL OIR ordered an emergency assessment of 1% of premiums collected for all policies renewed after January 1, 2007. As required, companies will collect the FHCF emergency assessments directly from policyholders and remit them to the FHCF as they are collected.

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

        Should losses arising from an earthquake cause a deficit in the CEA, additional funding would be obtained through reinsurance proceeds and assessments on participating insurance companies. Beginning December 1, 2008, participating insurers are required to pay an assessment, currently estimated not to exceed $1.47 billion, if the capital of the CEA falls below $350 million. Participating insurers are required to pay a second assessment, currently estimated not to exceed $1.30 billion, if aggregate CEA earthquake losses exceed $8.74 billion and the capital of the CEA falls below $350 million. In 2007, the authority of the CEA to assess participating insurers was extended for ten years from December 1, 2008, the date the previous authority was due to expire.

        At October 31, 2008, the CEA's capital balance was approximately $3.15 billion. If the CEA assesses its member insurers for any amount, the amount of future assessments on members is reduced by the amounts previously assessed. To date, the only assessment made by the CEA has been its initial assessment paid by participating insurers beginning in 1996.

        All future assessments on participating CEA insurers are based on their CEA insurance market share as of December 31 of the preceding year. As of December 31, 2007, the Company's share of the CEA was 19.9%. Allstate does not expect its CEA market share to materially change. At this level, the Company's maximum possible CEA assessment would be $551 million during 2009. Accordingly, assessments from the CEA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company. Management believes Allstate's exposure to earthquake losses in California has been significantly reduced as a result of its participation in the CEA.

Texas Windstorm Insurance Association

        The Company participates in the mandatory coverage provided by the Texas Windstorm Insurance Association ("TWIA"), for losses relating to hurricane activity. Amounts assessed to each company are allocated based upon its proportion of business written. The Company was assessed $9 million for losses relating to Hurricane Dolly in August 2008. The assessment was based on a combination of 2006 and 2007 voluntary writings in the State of Texas. The entire assessment was deemed non-recoupable via premium tax offsets.

        In September 2008, TWIA assessed the Company $66 million for losses relating to Hurricane Ike. The assessment was based on 2007 direct voluntary writings in the State of Texas. We expect to recoup $35 million of the assessment via premium tax offsets over a five year period. $31 million of the assessment is eligible for cession under the Company's reinsurance program. The TWIA board has not indicated the likelihood of any possible future assessments to insurers at this time. However, assessments from the TWIA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company. Management believes Allstate's exposure to losses in Texas has been significantly reduced as a result of its participation in the TWIA.

Guaranty funds

        Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in each state. The Company's policy is to accrue assessments as the related written premium upon which the assessment is based is written, subsequent to the occurrence of a formal determination of insolvency. As of December 31, 2008 and 2007, the liability balance included in other liabilities and accrued expenses was $118 million and $107 million, respectively. The related premium tax offsets included in other assets were $29 million and $21 million as of December 31, 2008 and 2007, respectively.

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

Guarantees

        The Company provides residual value guarantees on Company leased automobiles. If all outstanding leases were terminated effective December 31, 2008, the Company's maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $17 million at December 31, 2008. The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to three years. Historically, the Company has not made any material payments pursuant to these guarantees.

        The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. In the event all such specified credit events were to occur, the Company's maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment was $195 million at December 31, 2008. The obligations associated with these fixed income securities expire at various dates during the next six years.

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

        The aggregate liability balance related to all guarantees was not material as of December 31, 2008.

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

        The National Association of Insurance Commissioners has initiated a multi-state examination of Allstate's claims handling practices and has designated Florida, Illinois, Iowa and New York as lead states. Allstate intends to cooperate with the examiners.

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

  •
  In the lawsuits, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages. In some cases, the monetary damages sought include punitive or treble damages. Often specific information about the relief sought, such as the amount of damages, is not available because plaintiffs have not requested specific relief in their pleadings. When specific monetary demands are made, they are often set just below a state court jurisdictional limit in order to seek the maximum amount available in state court, regardless of the specifics of the case, while still avoiding the risk of removal to federal court. In Allstate's experience, monetary demands in pleadings bear little relation to the ultimate loss, if any, to the Company.

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

        The Company is defending a number of matters filed in the aftermath of Hurricanes Katrina and Rita, including individual lawsuits, and several statewide putative class action lawsuits pending in Mississippi and Louisiana. These matters are in various stages of development. The lawsuits and developments in litigation arising from the hurricanes include the following:

  •
  The Mississippi Attorney General filed a suit asserting that the flood exclusion found in Allstate's and other insurance companies' policies is either ambiguous, unenforceable as unconscionable or contrary to public policy, or inapplicable to the damage suffered in the wake of Hurricane Katrina. In December 2008, the trial court ruled that, as a matter of law, the flood exclusions are not ambiguous, unconscionable or against public policy and do not constitute a deceptive trade practice. The Court also ruled that the Attorney General lacks standing necessary to bring the suit, as he is not a party to the insurance contracts at issue. Thus, all of the claims filed against the Company were dismissed.

  •
  Six members of the Mississippi Windstorm Underwriters Association ("MWUA") have filed two separate lawsuits against the MWUA board members and the companies they represent, including an Allstate subsidiary, alleging that the Board purchased insufficient reinsurance to protect the MWUA members. One of these lawsuits (filed by four MWUA members) is pending in federal court and was filed as a class action. In that case, Plaintiffs' motion for class certification has been denied. Defendants filed motions for summary judgment as to the individual plaintiffs' claims. These motions for summary judgment were denied. The trial on the individual plaintiffs' claims is scheduled to start on March 3, 2009. After the court denied class certification in the first case, two MWUA members that are not named plaintiffs in the first case filed another virtually identical lawsuit which is currently pending in Mississippi state court.

  •
  The Company has also been sued in a putative class action in the United States District Court for the Western District of Louisiana. The plaintiffs allege that they were entitled to, but did not receive, payment for general contractor overhead and profit ("GCOP") or that the GCOP they received was not adequate to compensate them for the entire costs of a general contractor. The plaintiffs also alleged that Allstate incorrectly calculated depreciation on property losses. The Court granted partial summary judgment, and dismissed the claim challenging the method of calculating depreciation. In October 2008, the Court heard plaintiffs' motion to certify three subclasses: the first class would impose a "three trade rule", meaning any time three or more trades are reflected on the estimate, GCOP must be paid; the second class encompassed the alleged miscalculation of GCOP when both general and specialty contractors are involved; and the third class sought to impose on the Company statutory penalties for its alleged breach of contract with regard to the first two subclasses. The Court denied plaintiffs' motion on the certification of the two subclasses regarding the "three trade rule" and statutory penalties. The plaintiffs' motion for certification of the third subclass alleging that GCOP is not properly calculated when both general and specialty contractors are involved is pending.

  •
  The Louisiana Attorney General filed a class action lawsuit in state court against Allstate and other insurers on behalf of Road Home fund recipients alleging that the insurers have failed to pay all damages owed under their policies. The insurers removed the matter to federal court. The district court denied plaintiffs' motion to remand the matter to state court and the U.S. Court of Appeals for the Fifth Circuit has upheld the denial of remand motion. The defendants filed a motion to dismiss. Plaintiffs' motion to remand the claims involving a Road Home subrogation agreement is pending.

  •
  The Louisiana Attorney General also has filed a lawsuit in state court against Allstate, other insurers, a consulting company, and two computer database companies. The lawsuit is brought under the Louisiana Monopolies Act and generally alleges the defendants conspired to suppress competition and thwart policyholder recoveries. In December 2008, the U.S. District Court granted defendant insurers' motions to dismiss the lawsuit.

  •
  Private plaintiffs have filed a qui tam action under the Federal False Claims Act against Allstate and certain other insurers in federal court in Louisiana regarding claims that they administered under the federally funded National Flood Insurance Program. The basic allegations are that insurers and engineering firms falsely or fraudulently identified the cause of Hurricane Katrina related property damage as "flood" so that those claims would be paid through the National Flood Insurance Program. The action was dismissed and plaintiffs appealed. On February 18, 2009, the appellate court affirmed the trial court's dismissal of Allstate from the action.

        The various suits described above seek a variety of remedies, including actual and/or punitive damages in unspecified amounts and/or declaratory relief. The Company has been vigorously defending these suits and other matters related to Hurricanes Katrina and Rita.

        In addition, the Company had been providing documents to federal and state authorities conducting investigations into the insurance industry's handling of claims in the aftermath of Hurricanes Katrina and Rita, including a federal grand jury sitting in the Southern District of Mississippi. The Assistant U.S. Attorney has requested the Company to provide additional information with respect to claim handling. The Company is in the process of gathering this information. Other insurers have received similar subpoenas and requests for information.

        Allstate is defending various lawsuits involving worker classification issues. These lawsuits include several certified class actions challenging the overtime exemption claimed by the Company under the Fair Labor Standards Act or a state wage and hour law. In these cases, plaintiffs seek monetary relief, such as penalties and liquidated damages, and non-monetary relief, such as injunctive relief. In November 2008, the court in the Fair Labor Standards Act cases voluntarily dismissed 3,250 plaintiffs, leaving five remaining plaintiffs. These class actions mirror similar lawsuits filed against other carriers in the industry and other employers. Allstate is continuing to vigorously defend its worker classification lawsuits.

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

  •
  The EEOC also filed another lawsuit in 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the "EEOC II" suit). In EEOC II, in 2006, the court granted partial summary judgment to the EEOC. Although the court did not determine that the Company was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether the Company had reasonable factors other than age to support the rehire policy. The Company's interlocutory appeal from the partial summary judgment was granted. In June 2008, the Eighth Circuit Court of Appeals affirmed summary judgment in the EEOC's favor. In September 2008, the Court of Appeals granted the Company's petition for rehearing en banc and vacated its earlier decision affirming the trial court's grant of summary judgment in favor of the EEOC. The Court of Appeals then dismissed the appeal, determining that it lacked jurisdiction to consider the appeal at this stage in the litigation.

  •
  The Company is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization. Plaintiffs allege that they were constructively discharged so that Allstate could avoid paying ERISA and other benefits offered under the reorganization. They claim that the constructive discharge resulted from the implementation of agency standards, including mandatory office hours and a requirement to have licensed staff available during business hours. The court approved the form of class notice which was sent to approximately 1,800 potential class members in November 2007. Fifteen individuals opted out. The Company's motions for judgment on the pleadings were partially granted. In May 2008, the Court granted summary judgment in Allstate's favor on all class claims. Plaintiffs moved for reconsideration and in the alternative to decertify the class. Allstate opposed this motion and filed a motion for summary judgment with respect to the remaining non-class claim. In August 2008, the court denied plaintiffs' motion to reconsider and to decertify the class. In February 2009, plaintiffs moved to dismiss the sole remaining claim with prejudice, which the court promptly granted, ending this litigation in the trial court.

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

        Allstate is defending a certified 13-state class action challenging the method by which Allstate discloses installment fees. The plaintiffs contend that installment fees must be disclosed on the insurance policy itself, which would include the declarations page, because the fees allegedly meet the legal definition of "premium." Plaintiffs seek repayment of installment fees since October 1996. The New Mexico trial court had initially certified the 13-state class in 2005. In 2007, the class, except for New Mexico, was set aside on appeal. In June 2008, the New Mexico Supreme Court reinstated the 13-state class of Allstate policyholders who paid installment fees from October 1996 to present. The Court has denied the Company's motion for reconsideration. The matter now is pending before the trial court.

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

Asbestos and environmental

        Allstate's reserves for asbestos claims were $1.23 billion and $1.30 billion, net of reinsurance recoverables of $704 million and $752 million at December 31, 2008 and 2007, respectively. Reserves for environmental claims were $195 million and $232 million, net of reinsurance recoverables of $56 million and $107 million at December 31, 2008 and 2007, respectively. Approximately 64% and 63% of the total net asbestos and environmental reserves at December 31, 2008 and 2007, respectively, were for incurred but not reported estimated losses.

        Management believes its net loss reserves for asbestos, environmental and other discontinued lines exposures are appropriately established based on available facts, technology, laws and regulations. However, establishing net loss reserves for asbestos, environmental and other discontinued lines claims is subject to uncertainties that are greater than those presented by other types of claims. The ultimate cost of losses may vary materially from recorded amounts, which are based on management's best estimate. Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure and unresolved legal issues regarding policy coverage; unresolved legal issues regarding the determination, availability and timing of exhaustion of policy limits; plaintiffs' evolving and expanding theories of liability, availability and collectability of recoveries from reinsurance, retrospectively determined premiums and other contractual agreements; and estimating the extent and timing of any contractual liability, and other uncertainties. There are also complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are covered, or were ever intended to be covered, and could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean-up costs represent insured property damage. Management believes these issues are not likely to be resolved in the near future, and the ultimate cost may vary materially from the amounts currently recorded resulting in an increase in loss reserves. In addition, while the Company believes that improved actuarial techniques and databases have assisted in its ability to estimate asbestos, environmental, and other discontinued lines net loss reserves, these refinements may subsequently prove to be inadequate indicators of the extent of probable losses. Due to the uncertainties and factors described above, management believes it is not practicable to develop a meaningful range for any such additional net loss reserves that may be required.

14.  Income Taxes

        The Company and its domestic subsidiaries file a consolidated federal income tax return. Tax liabilities and benefits realized by the consolidated group are allocated as generated by the respective entities.

        The Internal Revenue Service ("IRS") is currently examining the Company's 2005 and 2006 federal income tax returns. The IRS examination of the Company's 2003 and 2004 tax returns is complete, and a closing agreement documenting the settlement of that audit was signed by the Company and the IRS. The statute of limitations for 2003 and 2004 expired during the third quarter of 2008. The Company's federal income tax returns for tax years prior to 2003 have been examined by the IRS and the statute of limitations has expired on those years. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material effect on the results of operations, cash flows or financial position of the Company.

        The reconciliation of the change in the amount of unrecognized tax benefits for the years ended December 31 is as follows:

($ in millions)	2008	2007
Balance—beginning of year	$76	$48
Increase for tax positions taken in a prior year	1	2
Decrease for tax positions taken in a prior year	—	—
Increase for tax positions taken in the current year	4	15
Decrease for tax positions taken in the current year	—	—
(Decrease) increase for settlements	(60)	11
Reductions due to lapse of statute of limitations	—	—

Balance—end of year	$21	$76

        The Company believes it is reasonably possible that the liability balance will not significantly increase or decrease within the next twelve months. Because of the impact of deferred tax accounting, recognition of previously unrecognized tax benefits is not expected to impact the Company's effective tax rate.

        The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company recorded $5 million of interest income and $1 million of interest expense relating to unrecognized tax benefits in income tax expense in 2008 and 2007, respectively. At December 31, 2008 and 2007, total interest accrued with respect to unrecognized tax benefits was $0.1 million and $7 million, respectively. No amounts have been accrued for penalties.

        The components of the deferred income tax assets and liabilities at December 31 are as follows:

($ in millions)	2008	2007
Deferred assets
Unrealized net capital losses	$1,994	$—
Difference in tax bases of invested assets	670	81
Unearned premium reserves	650	698
Life and annuity reserves	376	670
Discount on loss reserves	336	360
Pension	328	—
Other postretirement benefits	230	295
Other assets	634	295

Total deferred assets	5,218	2,399
Valuation allowance	(49)	(6)

Net deferred assets	5,169	2,393
Deferred liabilities
DAC	(1,320)	(1,359)
Unrealized net capital gains	—	(478)
Pension	—	(47)
Other liabilities	(55)	(42)

Total deferred liabilities	$(1,375)	$(1,926)

Net deferred asset (liability)	$3,794	$467

        Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized based on the Company's assessment that the deductions ultimately recognized for tax purposes will be able to be fully utilized. The valuation allowance for deferred tax assets increased by $43 million in 2008.

        The components of income tax (benefit) expense for the years ended December 31 are as follows:

($ in millions)	2008	2007	2006
Current	$(874)	$2,030	$2,172
Deferred (including $208 million tax benefit of operating loss carryforward in 2008)	(472)	(13)	13

Total income tax (benefit) expense	$(1,346)	$2,017	$2,185

        As of December 31, 2008, the Company has a net operating loss carryforward of approximately $593 million, which will be available to offset future taxable income. This carryforward will expire at the end of 2023.

        The Company paid income taxes of $511 million, $2.03 billion and $1.64 billion in 2008, 2007 and 2006, respectively. The Company had a current income tax receivable of $1.48 billion and $155 million at December 31, 2008 and 2007, respectively.

        A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

	2008	2007	2006
Statutory federal income tax rate—(benefit) expense	(35.0)%	35.0%	35.0%
Tax-exempt income	(9.4)	(4.2)	(4.2)
Other	(0.1)	(0.5)	(0.4)

Effective income tax rate—(benefit) expense	(44.5)%	30.3%	30.4%

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

        Statutory accounting practices differ from GAAP primarily since they require charging policy acquisition and certain sales inducement costs to expense as incurred, establishing life insurance reserves based on different actuarial assumptions, and valuing certain investments and establishing deferred taxes on a different basis.

        Statutory net income and capital and surplus of Allstate's domestic insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities are as follows:

	Net income			Capital and surplus(1)
($ in millions)	2008	2007	2006	2008	2007
Amounts by major business type:
Property-Liability	$624	$5,062	$5,142	$9,878	$15,536
Allstate Financial	(1,983)	186	277	3,335	2,704

Amount per statutory accounting practices	$(1,359)	$5,248	$5,419	$13,213	$18,240

(1)
The Property-Liability statutory capital and surplus balances exclude wholly-owned subsidiaries included in the Allstate Financial segment.

        The commissioner of the Illinois Division of Insurance has permitted ALIC to record its market value adjusted annuity assets and liabilities at book value pursuant to the Illinois Insurance Code which provides an alternative from market value accounting with approval of the commissioner. This accounting practice would have increased statutory capital and surplus by $394 million as of October 1, 2008. On a pro-forma basis, this accounting practice increased statutory capital and surplus by $1.24 billion at December 31, 2008 over what it would have been had the permitted practice not been allowed. The increase from October 1, 2008 was primarily the result of decreases in the fair value of the investments, while the reserve balances were comparable.

        The commissioner of the Illinois Division of Insurance has permitted AIC and ALIC to admit deferred tax assets that are expected to be realized within three years of the balance sheet date limited to 15% of statutory capital and surplus, instead of deferred tax assets that are expected to be realized within one year of the balance sheet date limited to 10% of statutory capital and surplus. This accounting practice increased statutory capital and surplus by $365 million at December 31, 2008 over what it would have been had the permitted practice not been allowed. Admitted statutory-basis deferred tax assets totaled $1.76 billion or 60% of the gross deferred tax assets before non-admission limitations.

Dividends

        The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company, receipt of dividends from AIC and other relevant factors. The payment of shareholder dividends by AIC without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. Notification and approval of intercompany lending activities is also required by the Illinois Division of Insurance ("IL DOI") for transactions that exceed a level that is based on a formula using statutory admitted assets and statutory surplus.

        AIC paid dividends of $3.40 billion in 2008, which was less than the maximum amount allowed under Illinois insurance law without the prior approval of the IL DOI based on 2007 formula amounts. Based on 2008 AIC statutory net income, the maximum amount of dividends AIC will be able to pay without prior IL DOI approval at a given point in time during 2009 is $1.30 billion, less dividends paid during the preceding twelve months measured at that point in time.

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

Obligations and funded status

        The Company calculates benefit obligations based upon generally accepted actuarial methodologies using the PBO for pension plans and the APBO for other postretirement plans. Pursuant to the adoption of SFAS No. 158 as described in Note 2, the determination of pension costs and other postretirement obligations as of December 31, 2008 are determined using a December 31 measurement date. For December 31, 2007 and prior periods, an October 31 measurement date was utilized. The benefit obligations represent the actuarial present value of all benefits attributed to employee service rendered as of the measurement date. The PBO is measured using the pension benefit formula and assumptions as to future compensation levels. A plan's funded status is calculated as the difference between the benefit obligation and the fair value of plan assets. The Company's funding policy for the pension plans is to make annual contributions at a level that is in accordance with regulations under the Internal Revenue Code ("IRC") and generally accepted actuarial principles. The Company's postretirement benefits plans are not funded.

        The components of the plans' funded status that are reflected in the Consolidated Statements of Financial Position as of December 31, are as follows:

	Pension benefits		Postretirement benefits
($ in millions)	2008	2007	2008	2007
Fair value of plan assets	$3,399	$5,132	$—	$—
Less: Benefit obligation	4,566	5,002	762	908

Funded status	$(1,167)	$130	$(762)	$(908)

Items not yet recognized as a component of net periodic cost:
Net actuarial (gain) loss	$2,060	$796	$(420)	$(259)
Prior service cost (credit)	(10)	(11)	29	30

Unrecognized pension and other postretirement benefit cost—pre-tax	$2,050	$785	$(391)	$(229)
Deferred income tax	(718)	(275)	127	63

Unrecognized pension and other postretirement benefit cost	$1,332	$510	$(264)	$(166)

        The increase of $1.26 billion in the pension net actuarial loss during 2008 is related to asset returns being less than expected returns partially offset by an increase in the discount rate. The majority of the $2.06 billion net actuarial pension benefit losses not yet recognized as a component of net periodic pension cost in 2008 reflects the effect of unfavorable equity market conditions on the value of the pension plan assets, and to a lesser extent decreases in the discount rate in prior years. The increase of $161 million in the OPEB net actuarial gain during 2008 is primarily related to an increase in the discount rate and favorable claims experience.

        The change in 2008 in items not yet recognized as a component of net periodic cost, which is recorded in unrecognized pension and other postretirement benefit cost, is shown in the table below.

($ in millions)	Pension benefits	Postretirement benefits
Items not yet recognized as a component of net periodic cost—December 31, 2007	$785	$(229)
Effects of changing the measurement date pursuant to SFAS No. 158:
Transition period amortization adjustment to retained earnings, pre-tax	(5)	3
Net actuarial (gain) loss arising during the transition period	152	(30)

Items not yet recognized as a component of net periodic cost—January 1, 2008	932	(256)
Net actuarial (gain) loss arising during the period	1,223	(155)
Net actuarial gain (loss) amortized to net periodic benefit cost	(94)	24
Prior service cost arising during the period	—	(2)
Prior service (cost) credit amortized to net periodic benefit cost	2	—
Translation adjustment and other	(13)	(2)

Items not yet recognized as a component of net periodic cost—December 31, 2008	$2,050	$(391)

        The net actuarial (gain) loss is recognized as a component of net periodic cost amortized over the average remaining service period of active employees expected to receive benefits. Estimates of the net actuarial (gain) loss and prior service cost (credit) expected to be recognized as component of net periodic benefit cost during 2009 are shown in the table below.

($ in millions)	Pension benefits	Postretirement benefits
Net actuarial (gain) loss	$13	$(31)
Prior service cost (credit)	(2)	2

        The accumulated benefit obligation ("ABO") for all defined benefit pension plans was $3.93 billion and $4.42 billion at December 31, 2008 and 2007, respectively. The ABO is the actuarial present value of all benefits attributed by the pension benefit formula to employee service rendered at the measurement date. However, it differs from the PBO due to the exclusion of an assumption as to future compensation levels.

        The PBO, ABO and fair value of plan assets for the Company's pension plans with an ABO in excess of plan assets were $4.57 billion, $3.93 billion, and $3.40 billion, respectively as of December 31, 2008, and $175 million, $175 million, and $5 million, respectively as of December 31, 2007. Included in the accrued benefit cost of the pension benefits are certain unfunded non-qualified plans with accrued benefit costs of $198 million and $170 million for 2008 and 2007, respectively.

        The changes in benefit obligations for all plans for the years ended December 31 are as follows:

	Pension benefits		Postretirement benefits
($ in millions)	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation, beginning of year	$5,002	$5,293	$908	$1,115
Effects of changing the measurement date pursuant to SFAS No. 158:
Transition period adjustment to retained earnings	(2)	—	12	—
Net actuarial (gain) loss for October 31—December 31, 2007	15	—	(30)	—

Benefit obligation	5,015	5,293	890	1,115
Service cost	145	162	18	24
Interest cost	313	311	58	65
Participant contributions	1	2	37	41
Actuarial gain	(471)	(349)	(155)	(300)
Benefits paid(1)	(367)	(455)	(77)	(86)
Plan amendment(2)	—	—	—	41
Translation adjustment and other	(70)	38	(9)	8

Benefit obligation, end of year	$4,566	$5,002	$762	$908

(1)
Benefits paid include lump sum distributions, a portion of which may trigger settlement accounting treatment.

(2)
In 2007, the Company amended its postretirement benefits plan to allow exclusive agent independent contractors who met eligibility requirements at the time of conversion from an employee agent, to enroll in the retiree medical plan under certain circumstances.

Components of net periodic cost

        The components of net periodic cost for all plans for the years ended December 31 are as follows:

	Pension benefits			Postretirement benefits
($ in millions)	2008	2007	2006	2008	2007	2006
Service cost	$145	$162	$185	$18	$24	$26
Interest cost	313	311	304	58	65	68
Expected return on plan assets	(397)	(354)	(321)	—	—	—
Amortization of:
Prior service (credit) cost	(2)	(2)	(3)	2	(1)	(1)
Net actuarial (gain) loss	37	116	143	(24)	1	1
Settlement loss	57	35	142	—	—	—
Special termination benefit	—	—	—	—	—	3

Net periodic cost	$153	$268	$450	$54	$89	$97

Assumptions

        Weighted average assumptions used to determine net pension cost and net postretirement benefit cost for the years ended December 31 are:

	Pension benefits			Postretirement benefits
($ in millions)	2008	2007	2006	2008	2007	2006
Weighted average discount rate	6.50%	6.00%	6.00%	6.75%	6.00%	6.00%
Rate of increase in compensation levels	4.0-4.5	4.0-4.5	4.0-4.5	n/a	n/a	n/a
Expected long-term rate of return on plan assets	8.5	8.5	8.5	n/a	n/a	n/a

        Weighted average assumptions used to determine benefit obligations at December 31 are listed in the following table. Assumptions for December 31, 2008 are based on a December 31 measurement date. Assumptions for December 31, 2007 and prior are based on an October 31 measurement date.

	Pension benefits		Postretirement benefits
	2008	2007	2008	2007
Discount rate	7.50%	6.50%	7.75%	6.50%
Rate of increase in compensation levels	4.0-4.5	4.0-4.5	n/a	n/a

        The weighted average health care cost trend rate used in measuring the accumulated postretirement benefit cost is 8.0% for 2009, gradually declining to 5.0% in 2015 and remaining at that level thereafter.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one percentage-point increase in assumed health care cost trend rates would increase the total of the service and interest cost components of net periodic benefit cost of other postretirement benefits and the APBO by $6 million and $46 million, respectively. A one percentage-point decrease in assumed health care cost trend rates would decrease the total of the service and interest cost components of net periodic benefit cost of other postretirement benefits and the APBO by $5 million and $42 million, respectively.

Pension plan assets

        The pension plans target percentage of plan assets and the actual percentage of plan assets, by asset category at December 31 are as follows:

	Target percentage of plan assets	Percentage of plan assets
Asset category	2008	2008	2007
U.S. equity securities	47%	19%	48%
International equity securities	17	9	14
U.S. government fixed income securities	19	22	18
U.S. corporate fixed income securities	10	27	15
Real estate	4	1	4
Hedge funds	1	22	—
Other	2	—	1

Total	100%	100%	100%

        The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. This assumption is reviewed annually giving consideration to appropriate financial data including, but not limited to, the plan asset allocation, the period over which benefits will be paid, historical returns on plan assets and other relevant market data. A consistent method was used to determine the expected long-term return on plan assets assumption at December 31, 2008 and 2007 of 8.5%. As of the 2008 measurement date, the arithmetic average of the annual actual return on plan assets for the most recent 10 and 5 years was 3.3% and 4.6%, respectively.

        Pension plan assets did not include any of the Company's common stock at December 31, 2008. At December 31, 2007, pension plan assets included $11 million of the Company's common stock.

        The change in pension plan assets for the years ended December 31 is as follows:

($ in millions)	2008	2007
Fair value of plan assets, beginning of year	$5,132	$4,636
Actual return on plan assets	(1,366)	760
Employer contribution	148	152
Benefits paid	(444)	(455)
Translation adjustment and other	(71)	39

Fair value of plan assets, end of year	$3,399	$5,132

Cash flows

        There was no required cash contribution necessary to satisfy the minimum funding requirement under the IRC for the tax qualified pension plans as of December 31, 2008. The Company currently plans to contribute $292 million to its pension plans in 2009.

        The Company contributed $40 million and $45 million to the postretirement benefit plans in 2008 and 2007, respectively. Contributions by participants were $37 million and $41 million in 2008 and 2007.

Estimated future benefit payments

        Estimated future benefit payments expected to be paid in the next 10 years, based on the assumptions used to measure the Company's benefit obligation at December 31, 2008, and the estimated subsidy to be received are as follows:

		Postretirement benefits
($ in millions)	Pension benefits	Gross benefit payments	Gross Medicare Part D (receipts)
2009	$263	$46	$(2)
2010	275	49	(3)
2011	302	52	(3)
2012	326	55	(3)
2013	348	59	(4)
2014-2018	2,203	341	(22)

Total benefit payments	$3,717	$602	$(37)

Profit sharing plans

        Employees of the Company, with the exception of those employed by the Company's international subsidiaries and Sterling Collision Centers ("Sterling") subsidiary, are eligible to become members of The Savings and Profit Sharing Fund of Allstate Employees ("Allstate Plan"). The Company's contributions are based on the Company's matching obligation and certain performance measures. The Company is responsible for funding its anticipated contribution to the Allstate Plan, and may, at the discretion of management, use the ESOP to pre-fund certain portions. In connection with the Allstate Plan, the Company has a note from the ESOP with a principal balance of $22 million at December 31, 2008. The ESOP note has a fixed interest rate of 7.9% and matures in 2019. The Company records dividends on the ESOP shares in retained income and all the shares held by the ESOP are included in basic and diluted weighted average common shares outstanding.

        The Company's contribution to the Allstate Plan was $48 million, $124 million and $127 million in 2008, 2007 and 2006, respectively. These amounts were reduced by the ESOP benefit computed for the years ended December 31 as follows:

($ in millions)	2008	2007	2006
Interest expense recognized by ESOP	$2	$3	$4
Less dividends accrued on ESOP shares	(2)	(12)	(14)
Cost of shares allocated	2	19	16

Compensation expense	2	10	6
Reduction of defined contribution due to ESOP	12	119	122

ESOP benefit	$(10)	$(109)	$(116)

        The Company contributed $5 million, $13 million and $13 million to the ESOP in 2008, 2007 and 2006, respectively. At December 31, 2008, total committed to be released, allocated and unallocated ESOP shares were 0.2 million, 33 million and 6 million, respectively.

        Allstate has profit sharing plans for eligible employees of its Canadian insurance subsidiaries and Sterling. Profit sharing expense for these plans was $2 million, $8 million and $9 million in 2008, 2007 and 2006, respectively.

17.  Equity Incentive Plans

        The Company currently has two equity incentive plans that permit it to grant nonqualified stock options, incentive stock options, restricted or unrestricted shares of the Company's stock and restricted stock units to certain employees and directors of the Company. The total compensation expense related to equity awards was $85 million, $90 million and $98 million and the total income tax benefits were $29 million, $30 million and $34 million for the years ended December 31, 2008, 2007 and 2006, respectively. Total cash received from the exercise of options was $33 million, $109 million and $239 million for the years ended December 31, 2008, 2007 and 2006, respectively. Total tax benefit realized on options exercised and stock unrestricted was $12 million, $43 million and $67 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        The Company records compensation expense related to awards under these plans over the vesting period of each grant. The Company records compensation expense for employees eligible for continued vesting upon retirement over the vesting period to the date that the employee is eligible for retirement. As of December 31, 2008, total unrecognized compensation cost related to all nonvested awards was $114 million, which is expected to be recognized over the weighted average vesting period of 2.20 years.

        Options are granted under the plans at exercise prices equal to the fair value of the Company's common stock on the applicable grant date. The options granted under the Allstate plans generally vest ratably over a four-year period. For directors, vesting is generally over a three-year period. The options granted may be exercised once vested and will expire ten years after the date of grant unless the employee or director retires. After retirement, employee stock options vest as scheduled. For directors, vesting accelerates to the date of retirement. When the options become vested, they may be exercised on or before the earlier of the option expiration date or the fifth anniversary of the employee's or director's retirement. Restricted stock and restricted stock units generally vest and unrestrict in full on the fourth anniversary of the grant date, except for directors which vest immediately and unrestrict immediately after leaving the board. The awards are subject to forfeiture upon termination. For terminations due to retirement, shares continue to unrestrict as provided for in the original grant. As disclosed in Note 12, in 2006 the Company accelerated the vesting of stock-based incentive compensation as a one-time benefit for employees electing its VTO program.

        A total of 49.6 million shares of common stock were originally authorized to be used for awards under the plans, subject to adjustment in accordance with the plans' terms. At December 31, 2008, 12.7 million shares were reserved and remained available for future issuance under these plans. The Company uses its treasury shares for these issuances.

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

	2008	2007	2006
Weighted average expected term	8.1 years	6.9 years	7.1 years
Expected volatility	16.9 - 58.6%	14.4 - 37.7%	17.0 - 30.0%
Weighted average volatility	23.1%	23.2%	28.1%
Expected dividends	3.1%	2.3%	2.6%
Risk-free rate	0.2 - 4.1%	2.8 - 5.3%	4.3 - 5.2%

        A summary of option activity for the year ended December 31, 2008 is shown in the following table.

	Number (in 000s)	Weighted average exercise price	Aggregate intrinsic value (in 000s)	Weighted average remaining contractual term (years)
Outstanding at January 1, 2008	23,161	$47.54
Granted	6,096	48.74
Exercised	(877)	36.36
Forfeited	(432)	53.81
Expired	(241)	45.50

Outstanding at December 31, 2008:	27,707	$48.08	$—	5.7

Outstanding, net of expected forfeitures	26,766	$48.08	$—	5.7

Outstanding, exercisable ("vested")	15,944	$44.24	$—	4.7

        The weighted average grant date fair value of options granted was $9.98, $16.08 and $15.25 during the years ended December 31, 2008, 2007 and 2006, respectively. The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $9 million, $68 million and $149 million during the years ended December 31, 2008, 2007 and 2006, respectively. The total fair value of options vested was zero, $57 million and $61 million during the years ended December 31, 2008, 2007 and 2006, respectively.

        The changes in restricted stock and restricted stock units are shown in the following table for the year ended December 31, 2008.

	Number (in 000s)	Weighted average grant date fair value
Nonvested at January 1, 2008	2,270	$54.20
Granted	679	48.00
Vested	(535)	47.35
Forfeited	(82)	54.23

Nonvested at December 31, 2008	2,332	$53.97

        The fair value of restricted stock and restricted stock units is based on the market value of the Company's stock as of the date of the grant. The market value in part reflects the payment of future dividends expected. The weighted average grant date fair value of restricted stock and restricted stock units granted was $48.00, $61.75 and $54.10 during the years ended December 31, 2008, 2007 and 2006, respectively. The total fair value of restricted stock and restricted stock units vested was $25 million, $34 million and $7 million during the years ended December 31, 2008, 2007 and 2006, respectively.

        The tax benefit realized in 2008, 2007 and 2006 related to tax deductions from stock option exercises and included in shareholders' equity was $3 million, $20 million and $47 million, respectively. The tax benefit realized in 2008, 2007 and 2006 related to all stock-based compensation and credited directly to shareholders' equity was $3 million, $30 million and $53 million, respectively.

18.  Business Segments

        Allstate management is organized around products and services, and this structure is considered in the identification of its four reportable segments. These segments and their respective operations are as follows:

        Allstate Protection sells principally private passenger auto and homeowners insurance in the United States and Canada. Revenues from external customers generated outside the United States were $665 million, $668 million and $614 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company evaluates the results of this segment based upon underwriting results.

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

        Allstate Financial sells life insurance, retirement and investment products and voluntary accident and health insurance to individual and institutional customers. The principal individual products are fixed annuities; interest-sensitive, traditional and variable life insurance; and voluntary accident and health insurance. The principal institutional product is funding agreements backing medium-term notes issued to institutional and individual investors. Banking products and services are also offered to customers through the Allstate Bank. Revenues from external customers generated outside the United States were immaterial with respect to Allstate Financial total revenues for the years ended December 31, 2008, 2007 and 2006. The Company evaluates the results of this segment based upon operating income.

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

        Operating income (loss) is net income (loss) excluding:

  •
  realized capital gains and losses, after-tax, except for periodic settlements and accruals on non-hedge derivative instruments, which are reported with realized capital gains and losses but included in operating income,

  •
  accretion (amortization) of DAC and DSI, to the extent they resulted from the recognition of certain realized capital gains and losses,

  •
  (gain) loss on disposition of operations, after-tax, and

  •
  adjustments for other significant non-recurring, infrequent or unusual items, when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, or (b) there has been no similar charge or gain within the prior two years.

        Summarized revenue data for each of the Company's business segments for the years ended December 31 are as follows:

($ in millions)	2008	2007	2006
Revenues
Property-Liability
Property-liability insurance premiums earned
Standard auto	$17,048	$17,079	$16,750
Non-standard auto	1,100	1,308	1,535
Homeowners	6,261	6,283	6,383
Other personal lines	2,558	2,562	2,698

Allstate Protection	26,967	27,232	27,366
Discontinued Lines and Coverages	—	1	3

Total property-liability insurance premiums earned	26,967	27,233	27,369
Net investment income	1,674	1,972	1,854
Realized capital gains and losses	(1,858)	1,416	348

Total Property-Liability	26,783	30,621	29,571
Allstate Financial
Life and annuity premiums and contract charges
Traditional life insurance	399	286	281
Immediate annuities with life contingencies	132	204	278
Accident, health and other	412	380	340

Total life and annuity premiums	943	870	899
Interest-sensitive life insurance	896	916	853
Fixed annuities	55	79	73
Variable annuities	1	1	139

Total contract charges	952	996	1,065

Total life and annuity premiums and contract charges	1,895	1,866	1,964
Net investment income	3,811	4,297	4,173
Realized capital gains and losses	(3,127)	(193)	(77)

Total Allstate Financial	2,579	5,970	6,060
Corporate and Other
Service fees	10	10	10
Net investment income	137	166	150
Realized capital gains and losses	(105)	12	15

Total Corporate and Other before reclassification of service fees	42	188	175
Reclassification of service fees(1)	(10)	(10)	(10)

Total Corporate and Other	32	178	165

Consolidated revenues	$29,394	$36,769	$35,796

(1)
For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

        Summarized financial performance data for each of the Company's reportable segments for the years ended December 31 are as follows:

($ in millions)	2008	2007	2006
Net Income
Property-Liability
Underwriting income
Allstate Protection	$189	$2,838	$4,636
Discontinued Lines and Coverages	(25)	(54)	(139)

Total underwriting income	164	2,784	4,497
Net investment income	1,674	1,972	1,854
Income tax expense on operations	(401)	(1,413)	(1,963)
Realized capital gains and losses, after-tax	(1,209)	915	227
Loss on disposition of operations, after-tax	—	—	(1)

Property—Liability net income	228	4,258	4,614
Allstate Financial
Life and annuity premiums and contract charges	1,895	1,866	1,964
Net investment income	3,811	4,297	4,173
Periodic settlements and accruals on non-hedge derivative financial instruments	20	46	56
Contract benefits and interest credited to contractholder funds	(4,029)	(4,271)	(4,184)
Operating costs and expenses and amortization of deferred policy acquisition costs	(1,051)	(1,042)	(1,117)
Restructuring and related charges	(1)	(2)	(24)
Income tax expense on operations	(207)	(279)	(274)

Operating income	438	615	594
Realized capital gains and losses, after-tax	(2,034)	(125)	(50)
DAC and DSI accretion relating to realized capital gains and losses, after-tax	385	12	36
DAC and DSI unlocking in fourth quarter 2008 related to realized capital and losses, after-tax	(274)	—	—
Non—recurring items, after-tax(1)	(219)	—	(18)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(13)	(29)	(36)
Loss on disposition of operations, after-tax	(4)	(8)	(62)

Allstate Financial net (loss) income	(1,721)	465	464
Corporate and Other
Service fees(2)	10	10	10
Net investment income	137	166	150
Operating costs and expenses(2)	(372)	(371)	(366)
Income tax benefit on operations	107	100	112

Operating loss	(118)	(95)	(94)
Realized capital gains and losses, after-tax	(68)	8	9

Corporate and Other net loss	(186)	(87)	(85)

Consolidated net (loss) income	$(1,679)	$4,636	$4,993

(1)
During the fourth quarter of 2008, for traditional life insurance and immediate annuities with life contingencies, an aggregate premium deficiency of $336 million, pre-tax ($219 million, after-tax) resulted primarily from an experience study indicating that the annuitants on certain life-contingent contracts are projected to live longer than we anticipated when the contracts were issued, and, to a lesser degree, a reduction in the related investment portfolio yield. The deficiency was recorded through a reduction in deferred acquisition costs. During 2006, there was a write-off of present value of future profits related to a block of corporate owned life insurance policies that terminated due to bankruptcy of the policyholder.

(2)
For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

        Additional significant financial performance data for each of the Company's reportable segments for the years ended December 31 are as follows:

($ in millions)	2008	2007	2006
Amortization of DAC
Property-Liability	$3,975	$4,121	$4,131
Allstate Financial	704	583	626

Consolidated	$4,679	$4,704	$4,757

Income tax (benefit) expense
Property-Liability	$(248)	$1,914	$2,084
Allstate Financial	(954)	199	207
Corporate and Other	(144)	(96)	(106)

Consolidated	$(1,346)	$2,017	$2,185

        Interest expense is primarily incurred in the Corporate and Other segment. Capital expenditures for long-lived assets are generally made in the Property-Liability segment. A portion of these long-lived assets are used by entities included in the Allstate Financial and Corporate and Other segments, and accordingly, are charged expenses in proportion to their use.

        Summarized data for total assets and investments for each of the Company's reportable segments as of December 31 are as follows:

($ in millions)	2008	2007	2006
Assets
Property-Liability	$45,967	$53,460	$53,952
Allstate Financial	84,929	98,949	101,317
Corporate and Other	3,902	3,999	2,285

Consolidated	$134,798	$156,408	$157,554

Investments
Property-Liability	30,837	40,905	41,663
Allstate Financial	61,499	74,256	75,951
Corporate and Other	3,662	3,819	2,143

Consolidated	$95,998	$118,980	$119,757

        The balances above reflect the elimination of related party investments between the Property-Liability and Allstate Financial segments, and the Allstate Financial and Corporate and Other segments.

19.  Other Comprehensive Income

        The components of other comprehensive (loss) income on a pre-tax and after-tax basis for the years ended December 31 are as follows:

	2008			2007			2006
($ in millions)	Pre-Tax	Tax	After- tax	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax
Unrealized net holding (losses) gains arising during the period, net of related offsets	$(10,567)	$3,660	$(6,907)	$(612)	$214	$(398)	$363	$(127)	$236
Less: reclassification adjustment of realized capital gains and losses	(3,509)	1,228	(2,281)	1,212	(424)	788	388	(136)	252

Unrealized net capital gains and losses	(7,058)	2,432	(4,626)	(1,824)	638	(1,186)	(25)	9	(16)
Unrealized foreign currency translation adjustments	(114)	40	(74)	82	(29)	53	6	(2)	4
Unrealized minimum pension liability adjustments	—	—	—	—	—	—	(22)	8	(14)
Unrecognized pension and other postretirement benefit cost	(1,103)	379	(724)	1,150	(385)	765	—	—	—

Other comprehensive (loss) income	$(8,275)	$2,851	$(5,424)	$(592)	$224	$(368)	$(41)	$15	$(26)

20.  Quarterly Results (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
($ in millions, except per share data)	2008	2007	2008	2007	2008	2007	2008	2007
Revenues	$8,087	$9,331	$7,418	$9,455	$7,320	$8,992	$6,569	$8,991
Net income (loss)	348	1,495	25	1,403	(923)	978	(1,129)	760
Net income (loss) earnings per share–Basic	0.62	2.42	0.05	2.33	(1.71)	1.70	(2.11)	1.38
Net income (loss) earnings per share–Diluted	0.62	2.41	0.05	2.30	(1.71)	1.70	(2.11)	1.36

Report of Independent Registered Public Accounting Firm

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
THE ALLSTATE CORPORATION

        We have audited the accompanying Consolidated Statements of Financial Position of The Allstate Corporation and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2008. We also have audited the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Allstate Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes and accounting for deferred acquisition costs associated with internal replacements in 2007 and defined pension and other postretirement plans in 2006.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 25, 2009

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

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria related to internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued their attestation report on the Company's internal control over financial reporting, which is included herein.

        Changes in Internal Control over Financial Reporting.    During the fiscal quarter ended December 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding directors of The Allstate Corporation standing for election at the 2009 annual stockholders meeting is incorporated in this Item 10 by reference to the descriptions in the Proxy Statement under the captions "Items to be Voted On—Item 1. Election of Directors."

        Information regarding the involvement of a director or executive officer of The Allstate Corporation in certain legal proceedings is incorporated in this Item 10 by reference to the descriptions in the Proxy Statement under the captions "Items to be Voted On—Item 1. Election of Directors."

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

  •
  Securities Authorized for Issuance Under Equity Compensation Plans

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

Part IV

Item 15.(a)(1)    Exhibits and Financial Statement Schedules.

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

Item 15.(a)(2)

        The following additional financial statement schedules and independent auditors' report are furnished herewith pursuant to the requirements of Form 10-K.

        All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or in notes thereto.

Item 15.(a)(3)

        The following is a list of the exhibits filed as part of this Form 10-K. The exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements. The SEC File Number for the exhibits incorporated by reference is 1-11840.

3(i)	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on May 17, 2007, incorporated herein by reference to Exhibit 3(i) to The Allstate Corporation current report on Form 8-K filed May 18, 2007
3(ii)	Amended and Restated By-Laws of The Allstate Corporation effective September 15, 2008, incorporated herein by reference to Exhibit 3(ii) to The Allstate Corporation current report on Form 8-K filed September 19, 2008
4(iii)	The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries
10.1	Credit Agreement dated May 8, 2007, among The Allstate Corporation, Allstate Insurance Company and Allstate Life Insurance Company, as Borrowers; the Lenders party thereto, Wells Fargo Bank, National Association, as Syndication Agent; Bank of America, N.A. and Citibank, N.A., as Documentation Agents; Barclays Bank, PLC, Morgan Stanley Bank and William Street Commitment Corporation, as Co-Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent; incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed May 9, 2007
10.2	Amendment No. 1 to Credit Agreement dated as of May 22, 2008, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed May 27, 2008

10.3*	The Allstate Corporation Annual Covered Employee Incentive Compensation Plan, as amended and restated effective November 13, 2007, incorporated herein by reference to Exhibit 10.2 to The Allstate Corporation annual report on Form 10-K for 2007
10.4*	The Allstate Corporation Annual Executive Incentive Compensation Plan, as amended and restated as of November 13, 2007, incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation annual report on Form 10-K for 2007
10.5*	The Allstate Corporation Long-Term Executive Incentive Compensation Plan, as amended and restated effective November 13, 2007, incorporated herein by reference to Exhibit 10.6 to The Allstate Corporation annual report on Form 10-K for 2007
10.6*	The Allstate Corporation Deferred Compensation Plan, as amended and restated as of May 28, 2004, incorporated herein by reference to Exhibit 10.2 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended June 30, 2004
10.7*	The Allstate Corporation 2001 Equity Incentive Plan, as amended and restated effective September 15, 2008, incorporated herein by reference to Exhibit 10.4 to The Allstate Corporation current report on Form 8-K filed September 19, 2008
10.8*	Form of Executive Officer Option Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed July 20, 2006
10.9*	Form of Executive Officer Option Award Agreement dated May 15, 2001 under The Allstate Corporation 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.4 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended June 30, 2001
10.10*	Form of Executive Officer Option Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.19 to The Allstate Corporation annual report on Form 10-K for 2003
10.11*	Form of Option Award Agreement for awards granted on or after September 13, 2008 under The Allstate Corporation 2001 Equity Incentive Plan incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation current report on Form 8-K filed September 19, 2008
10.12*	Form of Executive Officer Restricted Stock Unit Award Agreement under The Allstate Corporation 2001 Equity Incentive Plan incorporated herein by reference to Exhibit 10.15 to The Allstate Corporation annual report on Form 10-K for 2005
10.13*	Form of Restricted Stock Unit Award Agreement for awards granted on or after September 13, 2008 under The Allstate Corporation 2001 Equity Incentive Plan incorporated herein by reference to Exhibit 10.2 to The Allstate Corporation current report on Form 8-K filed September 19, 2008
10.14*	Form of amended and restated Restricted Stock Unit Award Agreement for certain retirement eligible/retired employees with regards to awards outstanding on September 13, 2008 under The Allstate Corporation 2001 Equity Incentive Plan incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed September 19, 2008
10.15*	The Allstate Corporation Equity Incentive Plan, as amended and restated effective February 20, 2007, incorporated herein by reference to Exhibit 10.17 to The Allstate Corporation annual report on Form 10-K for 2006
10.16*	Form of stock option under The Allstate Corporation Equity Incentive Plan, incorporated by reference to Exhibit 10.15 to The Allstate Corporation annual report on Form 10-K for 1999
10.17*	Form of stock option with reload under The Allstate Corporation Equity Incentive Plan, incorporated by reference to Exhibit 10.16 to The Allstate Corporation annual report on Form 10-K for 1999
10.18*	Allstate Insurance Company Supplemental Retirement Income Plan, as amended and restated effective December 31, 2008
10.19*	Retirement Benefits of Edward M. Liddy, incorporated herein by reference to Exhibit 10.21 to The Allstate Corporation annual report on Form 10-K for 2003
10.20*	Form of Tier One Change of Control Employment Agreement
10.21*	Form of Amended and Restated Tier Two Change of Control Employment Agreement to be effective as of December 31, 2008
10.22*	Form of Termination of Change of Control Employment, incorporated herein by reference to Exhibit 10.31 to The Allstate Corporation annual report on Form 10-K for 2007

10.23*	Letter dated December 9, 2002 to Danny L. Hale, incorporated herein by reference to Exhibit 10.26 to The Allstate Corporation annual report on Form 10-K for 2003
10.24*	Letter dated July 14, 2002 to Eric A. Simonson, incorporated herein by reference to Exhibit 10.27 to The Allstate Corporation annual report on Form 10-K for 2003
10.25*	The Allstate Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008, incorporated herein by reference to Exhibit 10.7 to The Allstate Corporation current report on Form 8-K filed September 19, 2008
10.26*	The Allstate Corporation Equity Incentive Plan for Non-Employee Directors as amended and restated effective September 15, 2008, incorporated herein by reference to Exhibit 10.5 to The Allstate Corporation current report on Form 8-K filed September 19, 2008
10.27*	The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008, incorporated herein by reference to Exhibit 10.6 to The Allstate Corporation current report on Form 8-K filed September 19, 2008
10.28*	Form of Option Award Agreement under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.3 to The Allstate Corporation current report on Form 8-K filed May 19, 2006
10.29*	Form of amended and restated Restricted Stock Unit Award Agreement with regards to awards outstanding on September 15, 2008 under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.8 to The Allstate Corporation current report on Form 8-K filed September 19, 2008
10.30*	Form of Restricted Stock Unit Award Agreement for awards granted on or after September 15, 2008 under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.9 to The Allstate Corporation current report on Form 8-K filed September 19, 2008
10.31*	Form of Indemnification Agreement between the Registrant and Director incorporated herein by reference to Exhibit 10.2 to The Allstate Corporation quarterly report on Form 10-Q for the quarter ended June 30, 2007
10.32*	Amended Pension Enhancement For Edward M. Liddy entered into on April 15, 2008, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed April 18, 2008
10.33*	Letter to Edward M. Liddy dated February 24, 2009
10.34*	Offer letter to Don Civgin dated August 15, 2008, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation current report on Form 8-K filed August 22, 2008
12	Computation of Earnings to Fixed Charges Ratio
21	Subsidiaries of The Allstate Corporation
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32	Section 1350 Certification

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
February 24, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ THOMAS J. WILSON Thomas J. Wilson	Chairman of the Board, President, Chief Executive Officer and a Director (Principal Executive Officer)	February 24, 2009
/s/ DON CIVGIN Don Civgin	Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2009
/s/ F. DUANE ACKERMAN F. Duane Ackerman	Director	February 24, 2009
Robert D. Beyer	Director	February 24, 2009
/s/ W. JAMES FARRELL W. James Farrell	Director	February 24, 2009
/s/ JACK M. GREENBERG Jack M. Greenberg	Director	February 24, 2009
/s/ RONALD T. LEMAY Ronald T. LeMay	Director	February 24, 2009
/s/ H. JOHN RILEY, JR. H. John Riley, Jr.	Director	February 24, 2009
/s/ JOSHUA I. SMITH Joshua I. Smith	Director	February 24, 2009
/s/ JUDITH A. SPRIESER Judith A. Sprieser	Director	February 24, 2009
/s/ MARY ALICE TAYLOR Mary Alice Taylor	Director	February 24, 2009

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2008

($ in millions)	Cost/ amortized cost	Fair value	Amount at which shown in the Balance Sheet
Type of investment
Fixed Maturities:
Bonds:
United States government, government agencies and authorities	$3,272	$4,234	$4,234
States, municipalities and political subdivisions	23,565	21,848	21,848
Foreign governments	2,206	2,675	2,675
Public utilities	5,373	5,072	5,072
Convertibles and bonds with warrants attached	1,482	1,460	1,460
All other corporate bonds	24,197	21,106	21,106
Asset-backed securities	6,319	3,860	3,860
Mortgage-backed securities	4,826	4,492	4,492
Commercial mortgage-backed securities	5,840	3,846	3,846
Redeemable preferred stocks	24	15	15

Total fixed maturities	77,104	$68,608	68,608

Equity Securities:
Common Stocks:
Public utilities	77	$66	66
Banks, trusts and insurance companies	253	198	198
Industrial, miscellaneous and all other	2,606	2,381	2,381
Nonredeemable preferred stocks	201	160	160

Total equity securities	3,137	$2,805	2,805

Mortgage loans on real estate	10,229		10,229
Policy loans	1,143		1,143
Derivative instruments	297		301
Limited partnership interests	2,791		2,791
Other long-term investments	1,215		1,215
Short-term investments	8,903	$8,906	8,906

Total investments	$104,819		$95,998

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

	Year ended December 31,
($ in millions)	2008	2007	2006
Revenues
Investment income, less investment expense	$42	$48	$34
Realized capital gains and losses	1	1	—
Other income	11	112	120

	54	161	154
Expenses
Interest expense	347	328	344
Other operating expenses	16	36	16

	363	364	360

Loss from operations before income tax benefit and equity in net (loss) income of subsidiaries	(309)	(203)	(206)
Income tax benefit	(120)	(118)	(120)

Loss before equity in net (loss) income of subsidiaries	(189)	(85)	(86)
Equity in net (loss) income of subsidiaries	(1,490)	4,721	5,079

Net (loss) income	$(1,679)	$4,636	$4,993

Other comprehensive loss, after-tax
Changes in:
Unrealized net capital gains and losses	(4,626)	(1,186)	(16)
Unrealized foreign currency translation adjustments	(74)	53	4
Minimum pension liability adjustment	—	—	(14)
Unrecognized pension and other postretirement benefit cost	(724)	765	—

Other comprehensive loss, after-tax	(5,424)	(368)	(26)

Comprehensive (loss) income	$(7,103)	$4,268	$4,967

See accompanying notes to condensed financial information and notes to Consolidated Financial Statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II (CONTINUED)—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF FINANCIAL POSITION

	December 31,
($ in millions, except par value data)	2008	2007
Assets
Investments in subsidiaries	$16,268	$26,103
Fixed income securities, at fair value (amortized cost $329 and $566)	25	566
Short-term investments, at fair value (amortized cost $1,884 and $653)	1,884	653
Cash	—	11
Receivable from subsidiaries	369	506
Other assets	182	186

Total assets	$18,728	$28,025

Liabilities
Long-term debt	$5,600	$5,600
Deferred compensation	199	255
Dividends payable to shareholders	221	216
Other liabilities	67	103

Total liabilities	6,087	6,174

Shareholders' Equity
Preferred stock, $1 par value, 25 million shares authorized, none issued	—	—
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 536 million and 563 million shares outstanding	9	9
Additional capital paid-in	3,130	3,052
Retained income	30,207	32,796
Deferred ESOP expense	(49)	(55)
Treasury stock, at cost (364 million and 337 million shares)	(15,855)	(14,574)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	(3,738)	888
Unrealized foreign currency translation adjustments	5	79
Unrealized pension and other postretirement benefit cost	(1,068)	(344)

Total accumulated other comprehensive (loss) income	(4,801)	623

Total shareholders' equity	12,641	21,851

Total liabilities and shareholders' equity	$18,728	$28,025

See accompanying notes to condensed financial information and notes to Consolidated Financial Statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II (CONTINUED)—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

	Year ended December 31,
($ in millions)	2008	2007	2006
Cash flows from operating activities
Net (loss) income	$(1,679)	$4,636	$4,993
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net loss (income) of subsidiaries	1,490	(4,721)	(5,079)
Dividends received from subsidiaries	3,415	4,984	1,861
Realized capital gains and losses	—	(1)	—
Other operating assets and liabilities	(73)	105	20

Net cash provided by operating activities	3,153	5,003	1,795

Cash flows from investing activities
Proceeds from sales and collections of investments	368	242	63
Investment purchases	(125)	(705)	(166)
Capital contributions to subsidiaries	—	(954)	(9)
Change in short-term investments, net	(1,231)	(195)	774

Net cash (used in) provided by investing activities	(988)	(1,612)	662

Cash flows from financing activities
Change in short-term debt, net	—	—	(413)
Transfers from subsidiaries through intercompany loan agreement, net	—	—	413
Repayment of long-term debt	—	—	(750)
Proceeds from issuance of long-term debt	—	987	644
Dividends paid to shareholders	(889)	(901)	(873)
Treasury stock purchases	(1,323)	(3,604)	(1,770)
Shares reissued under equity incentive plans, net	33	109	239
Excess tax benefits on share-based payment arrangements	3	29	52

Net cash used in financing activities	(2,176)	(3,380)	(2,458)

Net (decrease) increase in cash	(11)	11	(1)
Cash at beginning of year	11	—	1

Cash at end of year	$—	$11	$—

See accompanying notes to condensed financial information and notes to Consolidated Financial Statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II (CONTINUED)—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

1.     General

        The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8. The long-term debt presented in Note 11 "Capital Structure" are direct obligations of the Registrant, with the exception of the following obligations at December 31:

($ in millions)	2008	2007
Long-term:
Federal Home Loan Bank ("FHLB") advances, due 2018	$19	$—
Synthetic lease VIE obligations, floating rates, due 2011	40	40

2.     Supplemental Disclosures of Cash Flow Information

        The Registrant paid $344 million, $313 million and $319 million of interest on debt in 2008, 2007 and 2006, respectively.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

	At December 31,			For the Year Ended December 31,
($ in millions) Segment	Deferred Policy Acquisition Costs	Reserves for Claims and Claims Expense, Contract Benefits and Contractholder Funds	Unearned Premiums	Premium Revenue and Contract Charges	Net Investment Income(1)	Claims and Claims Expense, Contract Benefits and Interest Credited to Contractholders	Amortization of Deferred Policy Acquisition Costs	Other Operating Costs and Expenses	Premiums Written (Excluding Life)
2008
Property-Liability operations
Allstate Protection	$1,453	$16,719	$9,980	$26,967		$20,046	$3,975	$2,757	$26,584
Discontinued Lines and Coverages	—	2,737	—	—		18	—	7	—

Total Property-Liability	1,453	19,456	9,980	26,967	$1,674	20,064	3,975	2,764	26,584
Allstate Financial operations	7,089	71,294	44	1,895	3,811	4,023	704	521	419
Corporate and other	—	—	—	—	137	—	—	362	—

Total	$8,542	$90,750	$10,024	$28,862	$5,622	$24,087	$4,679	$3,647	$27,003

2007
Property-Liability operations
Allstate Protection	$1,477	$15,901	$10,363	$27,232		$17,620	$4,121	$2,653	$27,183
Discontinued Lines and Coverages	—	2,964	—	1		47	—	8	—

Total Property-Liability	1,477	18,865	10,363	27,233	$1,972	17,667	4,121	2,661	27,183
Allstate Financial operations	4,291	75,187	46	1,866	4,297	4,270	583	443	383
Corporate and other	—	—	—	—	166	—	—	361	—

Total	$5,768	$94,052	$10,409	$29,099	$6,435	$21,937	$4,704	$3,465	$27,566

2006
Property-Liability operations
Allstate Protection	$1,484	$15,823	$10,381	$27,366		$15,885	$4,131	$2,714	$27,525
Discontinued Lines and Coverages	—	3,043	—	3		132	—	10	1

Total Property-Liability	1,484	18,866	10,381	27,369	$1,854	16,017	4,131	2,724	27,526
Allstate Financial operations	3,848	74,817	46	1,964	4,173	4,179	626	492	341
Corporate and other	—	—	—	—	150	—	—	356	—

Total	$5,332	$93,683	$10,427	$29,333	$6,177	$20,196	$4,757	$3,572	$27,867

(1)
A single investment portfolio supports both Allstate Protection and Discontinued Lines and Coverages segments.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

($ in millions)	Gross amount	Ceded to other companies(1)	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year Ended December 31, 2008
Life insurance in force	$520,762	$251,655	$10,935	$280,042	3.9%

Premiums and contract charges:
Life insurance	$2,184	$743	$41	$1,482	2.8%
Accident-health insurance	570	157	—	413	—%
Property-liability insurance	28,021	1,139	85	26,967	0.3%

Total premiums and contract charges	$30,775	$2,039	$126	$28,862	0.4%

Year Ended December 31, 2007
Life insurance in force	$505,014	$246,590	$12,611	$271,035	4.7%

Premiums and contract charges:
Life insurance	$2,255	$813	$43	$1,485	2.9%
Accident-health insurance	533	153	1	381	0.3%
Property-liability insurance	28,529	1,356	60	27,233	0.2%

Total premiums and contract charges	$31,317	$2,322	$104	$29,099	0.4%

Year Ended December 31, 2006
Life insurance in force	$480,546	$237,960	$12,140	$254,726	4.8%

Premiums and contract charges:
Life insurance	$2,259	$669	$42	$1,632	2.6%
Accident-health insurance	477	146	1	332	0.3%
Property-liability insurance	28,437	1,113	45	27,369	0.2%

Total premiums and contract charges	$31,173	$1,928	$88	$29,333	0.3%

(1)
No reinsurance or coinsurance income was netted against premium ceded in 2008, 2007 or 2006.

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE V—VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

		Additions
($ in millions) Description	Balance at Beginning of Period	Charged to costs and expenses	Other Additions	Deductions	Balance at End of Period
Year Ended December 31, 2008
Allowance for reinsurance recoverables	$185	$—	$—	$17	$168
Allowance for premium installment receivable	68	89	—	87	70
Allowance for deferred tax assets	6	43	—	—	49
Allowance for estimated losses on mortgage loans	—	4	—	—	4
Year Ended December 31, 2007
Allowance for reinsurance recoverables	$235	$6	$—	$56	$185
Allowance for premium installment receivable	56	83	—	71	68
Allowance for deferred tax assets	5	1	—	—	6
Year Ended December 31, 2006
Allowance for reinsurance recoverables	$213	$32	$—	$10	$235
Allowance for premium installment receivable	50	75	—	69	56
Allowance for deferred tax assets	3	2	—	—	5

THE ALLSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING
CONSOLIDATED PROPERTY-CASUALTY INSURANCE OPERATIONS

	At December 31,
($ in millions)	2008	2007	2006
Deferred policy acquisition costs	$1,453	$1,477	$1,484
Reserves for insurance claims and claims expense	19,456	18,865	18,866
Unearned premiums	9,980	10,363	10,381

	Year Ended December 31,
	2008	2007	2006
Earned premiums	$26,967	$27,233	$27,369
Net investment income	1,674	1,972	1,854
Claims and claims adjustment expense incurred
Current year	19,894	17,839	16,988
Prior years	170	(172)	(971)
Amortization of deferred policy acquisition costs	3,975	4,121	4,131
Paid claims and claims adjustment expense	19,542	17,617	18,338
Premiums written	26,584	27,183	27,526

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Allstate Corporation

        We have audited the consolidated financial statements of The Allstate Corporation and subsidiaries (the "Company") as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and the Company's internal control over financial reporting as of December 31, 2008, and have issued our report thereon dated February 25, 2009 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to a change in the Company's method of accounting for uncertainty in income taxes and accounting for deferred acquisition costs associated with internal replacements in 2007, and defined pension and other postretirement plans in 2006); such consolidated financial statements and report are included elsewhere in this Form 10-K and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company listed in the accompanying index at Item 15. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 25, 2009